Form 10-K
period 2013-12-31
HEALTH CARE REIT INC /DE/
filed 2014-02-21
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File No. 1-8923

HEALTH CARE REIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive office)	(Zip Code)

(419) 247-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
6.50% Series I Cumulative Convertible Perpetual Preferred Stock, $1.00 par value	New York Stock Exchange
6.50% Series J Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
4.800% Notes due 2028	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,053,297,364.

As of January 31, 2014, the registrant had 289,970,598 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 1, 2014, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.

2013 FORM 10-K ANNUAL REPORT

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

Portfolio of Properties

Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2013.

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

Seniors Housing Triple-Net

Our seniors housing triple-net properties include independent living facilities, continuing care retirement communities, assisted living facilities, care homes with and without nursing, Alzheimer’s/dementia facilities, skilled nursing/post-acute facilities and combinations thereof. We invest primarily through acquisitions, development and joint venture partnerships. Our properties are primarily leased to operators under long-term, triple-net master leases. We are not involved in property management.  Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

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

Care Homes (United Kingdom).  Care homes, regulated by the Care Quality Commission, are rental properties that provide essentially the same services as U.S. assisted living facilities.

Alzheimer’s/Dementia Care Facilities.  Certain assisted living facilities may include state-licensed settings that specialize in caring for those afflicted with Alzheimer’s disease and/or other types of dementia.

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

Care Homes with Nursing (United Kingdom).  Care homes with nursing facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for various federal and local reimbursement programs.  Unlike the U.S., care homes with nursing in the U.K. generally do not provide post-acute care.

     Our seniors housing triple-net segment accounted for 28%, 41% and 46% of total revenues (including discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively.  We lease 177 facilities to Genesis HealthCare, LLC, an operator of skilled nursing/post-acute facilities, pursuant to a long-term, triple-net master lease.  In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under the ground leases.  All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC.  For the year ended December 31, 2013, our lease with Genesis accounted for approximately 34% of our seniors housing triple-net segment revenues and 10% of our total revenues.

Seniors Housing Operating

In addition to the facility types described in “Item 1 – Business – Property Types – Seniors Housing Triple-Net,” our seniors housing operating properties include facilities classified in Canada as independent supportive living facilities.

 Independent Supportive Living Facilities (Canada).  Independent supportive living facilities are age-restricted, multifamily properties with central dining facilities that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities.

Properties are primarily held in consolidated joint venture entities with operating partners. We utilize the structure proposed in the REIT Investment Diversification Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).  See Note 18 for more information.

     Our seniors housing operating segment accounted for 56%, 37% and 32% of total revenues (including discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively.  We have relationships with nine operators to own and operate 279 facilities (plus 44 unconsolidated facilities).  In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract.  We rely on our partners to effectively and efficiently manage these properties.  For the year ended December 31, 2013, our relationship with Sunrise Senior Living accounted for approximately 40% of our seniors housing operating segment revenues and 23% of our total revenues.

Medical Facilities

Our medical facilities include medical office buildings, hospitals and life science facilities.  We typically lease our medical office buildings to multiple tenants and provide varying levels of property management. Our hospital investments are typically structured similar to our seniors housing triple-net investments.  Our life science investment represents an investment in an unconsolidated joint venture entity (see Note 7 to our consolidated financial statements).  Our medical facilities segment accounted for 16%, 22% and 22%

of total revenues (including discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively.  No single tenant exceeds 20% of segment revenues.

Medical Office Buildings.  The medical office building portfolio consists of health care related buildings that generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Our portfolio has a strong affiliation with health systems. Approximately 93% of our medical office building portfolio is affiliated with health systems (with buildings on hospital campuses or serving as satellite locations for the health system and their physicians).

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

Investments

Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders.  We invest in seniors housing and health care real estate primarily through acquisitions, developments and joint venture partnerships. For additional information regarding acquisition and development activity, please see Note 3 to our consolidated financial statements.  We diversify our investment portfolio by property type, relationship and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s/partner’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor/partner; (4) the security for any lease or loan; (5) the real estate attributes of the building and its location; (6) the capital committed to the property by the obligor/partner; and (7) the operating fundamentals of the applicable industry. We conduct market research and analysis for all potential investments. In addition, we review the value of all properties, the interest rates and covenant requirements of any facility-level debt to be assumed at the time of the acquisition and the anticipated sources of repayment of any existing debt that is not to be assumed at the time of the acquisition.

We monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the medical office building portfolio with a comprehensive process including review of, among other things, tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.

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

Investment Types

Real Property.  Our properties are primarily comprised of land, buildings, improvements and related rights.  Our hospitals and seniors housing triple-net properties are generally leased to operators under long-term operating leases.  The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options, a portion of which could result in the disposition of properties for less than full market value.  Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2013, approximately 92% of our hospitals and seniors housing triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Our medical office building portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2013, 76% of our portfolio included leases with full pass through, 20% with a partial expense reimbursement (modified gross) and 4% with no expense reimbursement (gross). Our medical office building leases are non-cancellable operating leases that have a weighted-average remaining term of eight years at December 31, 2013 and are often credit enhanced by security deposits, guaranties and/or letters of credit.

Construction.  We occasionally provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2013, we had outstanding construction investments of $141,085,000 and were committed to provide additional funds of approximately $243,083,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by first/second mortgage liens, leasehold mortgages, corporate guaranties and/or personal guaranties. At December 31, 2013, we had outstanding real estate loans of $332,146,000. The interest yield averaged approximately 8.4% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2013 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

     Investments in Unconsolidated Entities.  Our investments in unconsolidated entities generally represent interests ranging from 10% to 50% in real estate assets.  Investments in less than majority owned entities are reported under the equity method of accounting when our interests represent either (1) general partnership interests subject to substantive participating or kick-out rights that have been granted to the limited partners, or (2) limited partnership interests with no control over major operating and financial policies of the entities. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. Other equity investments include an investment in available-for-sale securities. These equity investments represented a minimal ownership interest in these companies. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.  See Note 7 to our consolidated financial statements for more information.

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

Borrowing Policies

We utilize a combination of debt and equity to fund investments. Our debt and equity levels are determined by management to maintain a conservative credit profile. Generally, we intend to issue unsecured, fixed-rate public debt with long-term maturities to approximate the maturities on our triple-net leases and loans. For short-term purposes, we may borrow on our primary unsecured line of credit arrangement. We replace these borrowings with long-term capital such as senior unsecured notes, common stock or preferred stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In certain agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.

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

Employees  As of January 31, 2014, we had 404 employees.

Credit Concentrations  Please see Note 8 to our consolidated financial statements.

Geographic Concentrations  Please see “Item 2 – Properties” of this Annual Report on Form 10-K and Note 17 to our consolidated financial statements.

Certain Government Regulations

United States

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

     Reimbursement

     Seniors Housing Facilities (excluding skilled nursing facilities).  Approximately 71% of our overall revenues (including discontinued operations) for the year ended December 31, 2013 were attributable to seniors housing facilities. The majority of the revenues received by the operators of these facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. As of September 30, 2013, ten of our forty seniors housing operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2013, approximately 2% of the revenues at our seniors housing facilities were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.

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

     Skilled Nursing Facilities and Hospitals.  Skilled nursing facilities and hospitals typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers.  Consequently, changes in federal or state reimbursement policies may also adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Skilled nursing facilities and hospitals are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities.  A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the operator’s ability to meet its financial obligations to us.  Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors.  In fact, in December 2010, the Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) released a report focusing on skilled nursing facilities’ billing practices for Medicare Part A payments and found that, between 2006-2008, skilled nursing facilities increasingly billed for higher paying Resource Utilization Groups (“RUGs”), the payment classification mechanism for the Medicare program, even though beneficiary characteristics remained largely unchanged.  In particular, from 2006 to 2008, OIG found that the percentage of RUGs for ultra high therapy increased from 17% to 28%, despite the fact that beneficiaries’ ages and diagnoses at admission were largely unchanged during that time period. In November 2012, the OIG released a report focused on inappropriate payments to skilled nursing facilities, and found that of the 499 claims from 2009 that were reviewed in the study, skilled nursing facilities billed 25% of the claims in error and misreported information on the Minimum Data Set (“MDS”) for 47% of the claims.   In February 2013, OIG issued the third report in this series, concluding that Medicare paid $5.1 billion to skilled nursing facilities for stays that did not meet certain quality-of-care requirements.  Recent attention on skilled nursing billing practices and payments or ongoing government pressure to reduce spending by government health care programs, could result in lower payments to skilled nursing facilities and, as a result, may impair an operator’s ability to meet its financial obligations to us.

     Medicare Reimbursement and Skilled Nursing Facilities.  For the twelve months ended September 30, 2013, approximately 29% of the revenues at our skilled nursing facilities (which comprised 12% of our overall revenues, including discontinued operations, for the year ended December 31, 2013) were paid by Medicare. Skilled nursing facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”). There is a risk that some skilled nursing facilities’ costs will exceed the fixed payments under the SNF PPS, and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for skilled nursing facilities, and could cause operators to seek bankruptcy protection. Skilled nursing facilities have faced these types of difficulties since the implementation of the SNF PPS.

     The Centers for Medicare & Medicaid Services (“CMS”), an agency of the U.S. Department of Health and Human Services (“HHS”), made a positive payment update for skilled nursing facilities for fiscal year 2014.  On July 31, 2013, CMS issued a final rule for the SNF PPS that sets forth payment rate changes for the 2014 fiscal year.  Under the final rule, SNFs will receive a net payment increase of 1.3%, which is based on a 2.3% increase in the SNF market basket, less a 0.5% forecast error adjustment, and less a 0.5% multi-factor productivity adjustment.  CMS is implementing a forecast error adjustment because the forecasted fiscal year 2012 market basket percentage change exceeded the actual SNF market basket percentage change by 0.51%, a figure that is in excess of the 0.5% threshold adopted by the agency for determining when a forecast error adjustment will be applied.

     In addition, on November 21, 2011, the Joint Select Committee on Deficit Reduction, which was created by the Budget Control Act of 2011, concluded its work, and issued a statement that it was not able to make a bipartisan agreement, thus triggering the sequestration process.  On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (“Taxpayer Relief Act”), which delayed the sequestration process until March 2013.  The sequester went into effect March 1, 2013 and, effective April 1, 2013, provider payments under Medicare Parts A and B, Medicare Advantage, and Medicare Part D were reduced up to 2% annually.  However, Medicaid spending and most of the spending on subsidies are exempt from reduction.    On January 21, 2014, President Obama signed the fiscal year 2014 omnibus appropriations bill, which lifted the sequester that went info effect on March 1,

2013.  The Taxpayer Relief Act also increased the multiple procedure discount for Part B therapy services from 25% to 50% effective April 2013, which will lower revenues for certain operators or tenants.

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

     The Balanced Budget Act of 1997 mandated caps on Medicare reimbursement for certain therapy services. However, Congress imposed various waivers on the implementation of those caps.  The Middle Class Tax Relief and Job Creation Act of 2012 (“Job Creation Act”) made a number of changes, including, effective on October 1, 2012, applying the therapy caps to outpatient hospitals, creating two new threshold amounts of $3,700 (one for each therapy cap amount), and requiring a manual medical review process of claims over these new thresholds.  CMS announced on March 1, 2013 that, until the agency provides further guidance, all therapy claims that are suspended for Manual Medical Review of Therapy Services above the $3,700 threshold will be subject to prepayment medical review.  The Taxpayer Relief Act extended the Job Creation Act provisions related to payment for Medicare outpatient therapy services and extended the historical therapy cap waiver and exceptions process, but only through December 31, 2013.  Pursuant to the calendar year 2014 Medicare Physician Fee Schedule, the therapy cap limitation also applies to services provided at critical access hospitals.  These therapy caps may negatively impact payments to skilled nursing facilities.

     If the waiver program is not reinstituted, patients will need to use private funds to pay for the cost of therapy above the caps.  If patients are unable to satisfy their out-of-pocket cost responsibility to reimburse an operator for services rendered, the operator’s ability to meet its financial obligations to us could be adversely impacted.

     Medicare Reimbursement and Hospitals.  For the twelve months ended September 30, 2013, approximately 57% of the revenues at our hospitals (which comprised 3% of our overall revenues, including discontinued operations, for the year ended December 31, 2013) were from Medicare reimbursements. Hospitals, generally, are reimbursed by Medicare under the Hospital Inpatient Prospective Payment System (“PPS”), the Hospital Outpatient Prospective Payment System (“OPPS”), the Long Term Care Hospital Prospective Payment System (“LTCH PPS”), or the Inpatient Rehabilitation Facility Prospective Payment System (“IRF PPS”). Acute care hospitals provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy, and clinical laboratory services. Long-term acute care hospitals provide inpatient services for patients with medical conditions that are often complex and that require more intensive care, monitoring or emergency support than that available in most skilled nursing facilities. Inpatient rehabilitation facilities provide intensive rehabilitation services in an inpatient setting for patients requiring at least three hours of rehabilitation services a day.

With respect to Medicare’s PPS for regular hospitals, reimbursement for inpatient services is made on the basis of a fixed, prospective rate, based on the principal diagnosis of the patient.  Hospitals may be at risk to the extent that their costs in treating a specific case exceed the fixed payment amount. The diagnosis related group (“DRG”) reimbursement system was updated in 2008 to expand the number of DRGs from 538 to 745 in order to better distinguish more severe conditions.   The subsequent addition of new DRGs has now raised the total number of DRGs to 751.   In some cases, a hospital might be able to qualify for an outlier payment if the hospital’s losses exceed a threshold.

On August 2, 2013, CMS issued a final rule for the Medicare Inpatient Prospective Payment System, which sets forth acute care and long-term care hospital payment rate changes for the 2014 fiscal year, which began on October 1, 2013.  Under the final rule, the Medicare rates for inpatient services at acute care hospitals will increase by 0.7% and rates for long-term care hospitals will increase by 0.4%, accounting for adjustments, such as the multifactor productivity adjustment and the second year adjustment for a three-year phase-in of a one-time 3.75% budget neutrality adjustment to the long-term care hospital rate.  CMS finalized its proposal to let expire the one-year extension of the existing moratorium on the 25% threshold policy, a policy that imposes lower Medicare payments, in certain circumstances, on those long-term care hospitals that admit more than 25% of their patients from a single acute care hospital.  The expiration of the moratorium on the 25% threshold policy will impact cost reporting periods which begin on or after October 1, 2013.  Under the final rule, CMS also finalized a number of changes to comply with the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”).  Beginning in fiscal year 2014, hospitals that rank among the lowest-performing 25% with regard to hospital-acquired conditions will see a 1% reduction in Medicare payment rates.  CMS will also increase the maximum payment reduction under the Hospital Readmissions Reduction program, which began on October 1, 2012, to 2% of payment amounts in fiscal year 2014.  For fiscal year 2014, CMS is increasing the applicable percentage reduction, the portion of Medicare payments available to fund the Value-Based Purchasing Program’s value-based incentive payments, to 1.25%, as required by statute.  CMS clarified its regulations to reflect an existing policy that the Inpatient Prospective Payment System comparable per diem amount is capped at an amount comparable to what would have been a full payment under the Inpatient Prospective Payment System and that cap applies to short stay cases in long-term care hospitals with discharges occurring on or after December 29, 2012.

Notably, from 2007 through the end of 2012, there was a statutory moratorium imposed by the Medicare, Medicaid, and SCHIP Extension Act of 2007 (“MMSEA”) and subsequent amendments on new LTCH beds and facilities, which reduced the opportunities for expansion.  Now that this moratorium has been lifted, such facilities have the option to increase their capacity and services.  It is unclear at this time what impact, if any, this change will have on our operators and tenants and our business, generally.

On July 31, 2013, CMS issued a final rule for the Medicare Inpatient Rehabilitation Facilities Prospective Payment System that sets forth payment rate changes for the 2014 fiscal year.  Under the final rule for fiscal year 2014, the Medicare rates for inpatient rehabilitation facilities will increase by 1.8%, which includes a 2.6% market basket increase factor, reduced by a 0.5% multi-factor productivity adjustment and an additional 0.3% point reduction as required by the Health Reform Laws.

     On December 10, 2013, CMS published the Medicare Hospital Outpatient Prospective Payment and Ambulatory Surgical Center Payment System final rule for calendar year 2014, which sets payment rates for outpatient care hospitals and ambulatory surgery centers.  CMS estimates that the rates and policies in the final rule will increase payment rates for ambulatory surgery centers by 1.2%.

Medicare Reimbursement and Physicians.  CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”).  On November 27, 2013, CMS issued the calendar year 2013 Physician Fee Schedule final rule, which called for a negative 20.1% update under the statutory SGR formula.  With the enactment of the Bipartisan Budget Act of 2013 on December 26, 2013, the reimbursement cut that was to occur was replaced with a 0.5% increase for services provided through March 31, 2014.  Congress has overridden the required reduction every year since 2003.  The final rule continues implementation of quality and cost measures that will be used in establishing a new value−based modifier that would adjust physician payments based on whether they are providing higher quality and more efficient care. The Health Reform Laws, as defined below, require CMS to begin making payment adjustments to certain physicians and physician groups on January 1, 2015, and to apply the modifier to all physicians by January 1, 2017. Calendar year 2013 is the initial performance year for purposes of adjusting payments in calendar year 2015.

Medicaid Reimbursement.  Medicaid is a major payor source for residents in our skilled nursing facilities and hospitals. For the twelve months ended September 30, 2013, approximately 48% of the revenues of our skilled nursing facilities and 3% of the revenues of our hospitals were attributable to Medicaid reimbursement payments. The federal and state governments share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage (“FMAP”), varies by state based on relative per capita income, but is at least 50% in all states. On average, Medicaid is the largest component of total state spending, representing approximately 23.7% of total state expenditures in state fiscal year 2011. The percentage of Medicaid dollars used for long-term care varies from state to state, due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and reimbursement methodology.  Many states reimburse long-term care facilities using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general expenses, property, and equipment (e.g., real estate taxes, depreciation and fair rental).

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

Finally, the Health Reform Laws (further discussed below) may have a significant impact on Medicare, Medicaid, other federal health care programs, and private insurers, which impact the reimbursement amounts received by skilled nursing facilities and other health care providers. The Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the health care system.

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

United Kingdom

Registration

In England, care home services are principally regulated by the Health and Social Care Act 2008 (the “Act”) and associated Regulations. The Act requires all persons carrying out “Regulated Activities” in England, and the managers of such persons, to be registered. Regulated Activities are defined in the Health and Social Care Act 2008 (Regulated Activities) Regulations 2010 and include (among other activities):

•         The provision of personal care for persons who, by reason of old age, illness or disability are unable to provide it for themselves, and which is provided in a place where those persons are living at the time the care is provided; and

•         The provision of residential accommodation, together with nursing or personal care.

Any person who carries on a regulated activity without being registered in respect of that activity is guilty of an offense under the Act. A person guilty of an offense is liable on summary conviction, to a fine of up to £50,000, or to imprisonment for a term not exceeding 12 months, or both, and on conviction on indictment, to a fine, or to imprisonment for a term not exceeding 12 months, or to both.

Under the Care Quality Commission (Registration) Regulations 2009, service providers and managers of Regulated Activities must provide documentation demonstrating their ability to provide the relevant service(s); in particular, registrants must be able to demonstrate that they (or a nominated individual, if the registered person is a company) possess good character, are physically and mentally fit to carry on the regulated activity and have the necessary qualifications, skills and experience to do so.

Service Standards and Notification Obligations

The Health and Social Care Act 2008 (Regulated Activities) Regulations 2010 list the standards that must be met when providing care services. The service providers’ legal obligations include:

•         Ensuring service users are protected against receiving care or treatment that is inappropriate or unsafe;

•         Assessing and monitoring the quality of service provision;

•         Safeguarding service users from abuse;

•         Ensuring that service users and others are protected against risks of a healthcare associated infection;

•         Protecting service users against risks in relation to the unsafe use of medicines;

•         Meeting the nutritional needs of service users;

•         Ensuring that the premises are safe and suitable;

•         Ensuring that any equipment used is safe, suitable and readily available when required;

•         Respecting and involving service users;

•         Obtaining and acting in accordance with the consent of service users to care and treatment;

•         Having in place an effective complaints system;

•         Maintaining accurate records;

•         Operating effective recruitment procedures; and

•         Having sufficient numbers of suitably qualified, skilled and experienced employees and supporting workers through training, professional development, supervision, appraisals and qualifications.

Failure to comply with certain provisions of the above Regulations is an offense, with a person guilty of the offense liable on summary conviction to a fine of up to £50,000.  Monetary penalty notices may also be issued.

Under the Care Quality Commission (Registration) Regulations 2009 certain matters must be notified to the Care Quality Commission (the “CQC”), the government regulatory body overseeing the provision of nursing and other care services in England. Events that must be notified include (among others):

•         Where the service provider or registered manager proposes to be absent for a continuous period of 28 days or more;

•         A change of the registered person or where the registered person is a company changes in the name or address of the registered person, a change of director, secretary or other similar officer, or a change of the nominated individual;

•         The death of a service user;

•         Incidents resulting in an injury (provided certain conditions are met);

•         Abuse and allegations of abuse in relation to a service user; and

•         Any event which prevents, or appears to the service provider to be likely to threaten to prevent, the service provider’s ability to continue to carry on the regulated activity safely, or in accordance with the registration requirements.

Failure to comply with the above notification obligations is an offense and a person guilty of an offense is liable on summary conviction to a fine of up to £2,500.

Regulatory Oversight and Inspections

The Act also sets out the powers and responsibilities of the CQC. Among other powers, the CQC administers the compulsory registration system and issues guidance to care service providers on how to comply with applicable standards set out in legislation.

The CQC is also empowered to carry out inspections of care home premises to verify compliance with the standards set out in legislation. The CQC’s current policy is to carry out routine unannounced inspections at care homes at least once a year. Reports of all inspections in England are published, as are details of enforcement actions taken by the CQC, which can include issuing warning notices, restricting the services that the provider can offer, stopping admissions into the care service, issuing fixed penalty notices, suspending or cancelling the service registration and prosecution.

Financial Assistance for Service Users

Financial assistance for service users towards care home fees is available from local authorities and is means-tested. The National Health Service may also, in certain circumstances, contribute towards the costs of nursing care.

Canada

     Retirement homes and long-term care facilities are subject to regulation, and long-term care facilities receive funding, under provincial law.  There is no federal regulation in this area.  Set out below are summaries of the principal regulatory requirements in the provinces where we have a material number of facilities.

     Licensing and Regulation

     Ontario

     Long-term care facilities, or nursing homes, receive government funding, are licensed under the Long-Term Care Homes Act, 2007 and are governed by the Ministry of Health and Long-Term Care.  The LTC Homes Act places a strong emphasis on the protection of residents.

     Retirement homes in Ontario are regulated under the Retirement Homes Act, 2010 (the “Act”).  Retirement homes do not receive any government funding; residents pay for tenancy and services received at retirement homes.  Residents may access publicly-funded external care services at the home from funded external suppliers.

     A license is required to operate a retirement home.  Licenses must be applied for and are non-transferable.  Applications for licenses are directed to the Registrar of the Retirement Homes Regulatory Authority (RHRA).  All of the homes in which we have an interest in Ontario are licensed as retirement homes. One of the homes also has some licensed long-term care beds.

     Licenses can have conditions imposed upon them or can be suspended in circumstances where the operator is found to be in contravention of the Act.  There is no set renewal period for licenses, and they terminate according to the terms set out in the license itself, or if one of the enumerated triggering mechanisms occurs (for example, if the operator ceases to have controlling interest in the license).

     The licensee of a retirement home must ensure that the care provided by the home meets prescribed standards.  The Act and its regulations include a number of detailed provisions with respect to care standards, safety plans in the event of emergency or infectious disease, temperature control, cleanliness, pest control, maintenance, food preparations, risk of resident falls and behavioral management, among other things.  A care plan must be developed for each resident of the home (with their consent). The Act establishes a Residents’ Bill of Rights, which provides residents with a list of rights, such as the right to participate fully in decision-making with respect to care, the right not to be restrained and the right to know what care services are provided and their cost.  The Residents’ Bill of Rights can be enforced as a contract.

     The Act requires a report to the RHRA when any person has reasonable grounds to suspect abuse of a resident by anyone, or neglect of a resident by staff.  Following a report to the RHRA, there is a mandatory inspection carried out by the RHRA, which results in a report that is posted on the RHRA’s public website. The most recent report must also be posted in the subject home, and be readily available for review if requested thereafter.

     The Registrar of the RHRA has the power to inspect a retirement home at any time without warning or issue a warrant to ensure compliance with the Act.  Compliance inspections occur at least every three years. The Registrar has the power to make a variety of orders including, for example, the imposition of a fine or an order revoking the operator’s license.  There is an appeal process in place with respect to orders made by the Registrar.  The Act also enumerates offenses, such as operating without a license, and provides for penalties for offenses.

     British Columbia

     The Community Care and Assisted Living Act, the Residential Care Regulation, and the Community Care and Assisted Living Regulation (together, the “B.C. Act”) regulate “community care facilities” (long-term care facilities) in substantially the same manner as retirement homes are regulated under the Ontario Act. The B.C. Act defines such a facility as premises used for the purpose of supervising vulnerable persons who require three or more prescribed services.

     The B.C. Act also creates a separate regime for regulating “assisted living residences,” which are facilities providing at least one but not more than two prescribed care services. Assisted living residences are designed for those who can live independently, but who require assistance with certain activities. Unlike community care facilities, assisted living residences must be registered with the registrar of assisted living residences, but do not require a license. Nevertheless, assisted living residences must be operated in a manner that does not jeopardize the health or safety of its residents. If the registrar has reason to believe a residence is not being operated in accordance with this standard, the registrar may inspect the assisted living residence and may suspend or cancel a registration.  Most of the residences in which we have an interest in B.C. are assisted living residences, with one being an independent living residence.

     Independent living residences offer housing and hospitality services for retired adults who are functionally independent and able to direct their own care.   Services available for residents can include, for example, meals, housekeeping, monitoring and emergency support, social and recreational opportunities, and transportation.

     Québec

     In Québec, retirement homes are regulated by the Act respecting Health Services and Social Services (the “Act”) and the Regulation respecting the conditions for obtaining a certificate of compliance and the operating standards for a private seniors' residence (the “Regulation”), which refer to “private seniors’ residences.” Private seniors’ residences in Québec are required to obtain a certificate of compliance. The Regulation is currently in the process of being amended.

     A certificate of compliance is issued for a period of three years, is renewable and can only be validly transferred to another person with the written permission of the regional licensing agency. An agency may revoke a temporary certificate, or revoke or refuse to issue or renew a certificate of compliance if, among other things, the operator fails to comply with the Act and the Regulation, although the decision of the applicable agency can be contested before the Administrative Tribunal of Québec. The agency may also order the residence to take corrective measures, further to an inspection, complaint and/or investigation. The agency is authorized to inspect a residence, at any reasonable time of day, in order to ascertain whether it complies with the Act and the Regulation.

     Private seniors’ residences may belong to either or both of the following two categories: those offering services to independent elderly persons and those offering services to semi-independent elderly persons. The operator of a residence must, for each category, comply with the applicable criteria and standards, with some exceptions provided for residences with fewer than six or ten rooms or apartments. The Act and the Regulation set out a number of detailed provisions with respect to residents’ health and safety (including mandatory call-for-help systems, safety plans in the event of fire or infectious disease, health assessments, permissible control measures, as well as administration and distribution of medication), meal services and recreation, content of residents’ files, disclosure of information to residents, and staffing requirements, among other things.

     Other Related Laws

     Privacy

     We are generally subject to privacy legislation in Canada, including, in certain provinces, privacy laws specifically related to personal health information.  Although the obligations of custodians of personal health information in the various provinces differ to some extent, they all include the obligation to protect the information. Privacy laws in Canada are consent-based and require the implementation of a privacy program involving policies, procedures and the designation of an individual or team with primary responsibility for a custodian’s privacy law compliance.  Mandatory breach notification is a requirement under some laws.  Some laws require notification where personal health information/personal information is processed or stored outside of Canada.  One provincial law (in Quebec) provides for fines where an organization fails to perform required due diligence before outsourcing activities involving personal information to a service provider outside of the province.

     Some privacy regulators in Canada have order-making authority and others are ombudspersons who make recommendations that may only be enforced by a court. Under a number of privacy laws, a finding by a regulator that a custodian has breached the law creates a right to apply to a court for money damages.  In some provinces there is a statutory civil cause of action for breach of privacy. In other provinces, the courts have recognized a limited common law cause of action for breach of privacy.

     The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  Generally, penalties are monetary in nature.  Private rights of action may also be available and regulators have the authority to make public the identity of a health information custodian that has been found to have committed a breach, so that there is a reputational risk associated with privacy law violations even where there are no monetary damages incurred. The notification of patients (mandatory under some privacy laws) and other activities required to manage a privacy breach can give rise to significant costs.

     Other Legislation

     Retirement homes may be subject to residential tenancy laws, such that there can be restrictions on rent increases and termination of tenancies, for instance.  Other provincial legislation applicable to occupational health and safety, public health, and the provision of community health care and funded long-term care/skilled nursing may also apply to retirement homes.  In addition, municipal laws with respect to matters such as fire safety, food services and zoning would also apply.

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

In any year in which we qualify as a REIT, in general, we will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that is distributed to stockholders. We may, however, be subject to tax at normal corporate rates on any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net long-term capital gains, stockholders are required to include their proportionate share of our undistributed long-term capital gains in income, but they will receive a refundable credit for their share of any taxes paid by us on such gain.

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

•     We will be subject to a 100% tax on the amount of any rents from real property, deductions or excess interest paid to us by any of our “taxable REIT subsidiaries” that would be reduced through reallocation under certain federal income tax principles in order to more clearly reflect income of the taxable REIT subsidiary. See “— Qualification as a REIT — Investments in Taxable REIT Subsidiaries;” and

•     We may be subject to the corporate “alternative minimum tax” on any items of tax preference, including any deductions of net operating losses.

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

As to gains and items of income recognized after July 30, 2008, “passive foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 95% gross income test and “real estate foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 75% gross income test. Real estate foreign exchange gain is foreign currency gain (as defined in Internal Revenue Code Section 988(b)(1)) which is attributable to: (i) any qualifying item of income or gain for purposes of the 75% gross income test; (ii) the acquisition or ownership of obligations secured by mortgages on real property or interests in real property; or (iii) becoming or being the obligor under obligations secured by mortgages on real property or on interests in real property. Real estate foreign exchange gain also includes Internal Revenue Code Section 987 gain attributable to a qualified business unit (a “QBU”) of a REIT if the QBU itself meets the 75% gross income test for the taxable year and the 75% asset test at the close of each quarter that the REIT has directly or indirectly held the QBU. Real estate foreign exchange gain also includes any other foreign currency gain as determined by the Secretary of the Treasury. Passive foreign exchange gain includes all real estate foreign exchange gain and foreign currency gain which is attributable to: (i) any qualifying item of income or gain for purposes of the 95% gross income test; (ii) the acquisition or ownership of obligations; (iii) becoming or being the obligor under obligations; and (iv) any other foreign currency gain as determined by the Secretary of the Treasury.

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

•     For taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating health care facilities for any person unrelated to us or our taxable REIT subsidiary, an “eligible independent contractor.” Generally, the rent that the REIT receives from the taxable REIT subsidiary will be treated as “rents from real property.”  A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility that extends medical or nursing or ancillary services to patients and is operated by a provider of such services that is eligible for participation in the Medicare program with respect to such facility.

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

Annual Distribution Requirements.  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates.  As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2013. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A — Risk Factors.”

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

Generally, for taxable years following the year ended December 31, 2013, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 20%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

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

     Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding will apply to payments of dividends made after June 30, 2014, and to payments of gross proceeds from a sale of shares of our stock made after December 31, 2016.  Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction.  Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

     Withholding tax at a rate of 30% will be imposed on payments of interest (including original issue discount) and gross proceeds of sale in respect of debt instruments to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. However, the Treasury regulations generally exempt from such withholding requirement obligations, such as debt instruments, issued before July 1, 2014, provided that any material modification of such an obligation made after such date will result in such obligation being considered newly issued as of the effective date of such modification. These withholding rules are generally effective with respect to payments of interest made after June 30, 2014, and with respect to proceeds of sales received after December 31, 2016. We will not pay any additional amounts to any holders or our debt instruments in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference contain statements that constitute “forward-looking statements” as that term is defined in the federal securities laws. When we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, we are making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to our opportunities to acquire, develop or sell properties; our ability to close our anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of our operators/tenants and properties; our expected occupancy rates; our ability to declare and to make distributions to stockholders; our investment and financing opportunities and plans; our continued qualification as a real estate investment trust (“REIT”); and our ability to access capital markets or other sources of funds.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from our expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to:

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

•          our ability to transition or sell properties with profitable results;

•          the failure to make new investments or acquisitions as and when anticipated;

•          natural disasters and other acts of God affecting our properties;

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

•          unanticipated difficulties and/or expenditures relating to future investments or acquisitions;

•          environmental laws affecting our properties;

•          changes in rules or practices governing our financial reporting;

•          the movement of U.S. and foreign currency exchange rates;

•          our ability to maintain our qualification as a REIT;

•          key management personnel recruitment and retention; and

•          the risks described under “Item 1A — Risk Factors.”

We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1A. Risk Factors

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

We group these risk factors into three categories:

•          Risks arising from our business;

•          Risks arising from our capital structure; and

•          Risks arising from our status as a REIT.

Risks Arising from Our Business

Our investments in and acquisitions of health care and seniors housing properties may be unsuccessful or fail to meet our expectations

We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Such expenditures may negatively affect our results of operations. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all.  We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.

Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet its obligations and disputes between us and our partners

We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such disputes and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

We are exposed to operational risks with respect to our seniors housing operating properties that could adversely affect our revenue and operations

We are exposed to various operational risks with respect to our seniors housing operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor (as a result of unionization or otherwise). Any one or a combination of these factors may adversely affect our revenue and operations.

Decreases in our operators’ revenues or increases in our operators’ expenses could affect our operators’ ability to make payments to us

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

The continued weakened economy may also have an adverse effect on our operators and tenants, including their ability to access credit or maintain occupancy and/or private pay rates. If the operations, cash flows or financial condition of our operators are materially adversely impacted by economic conditions, our revenue and operations may be adversely affected.

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

The insolvency or bankruptcy of our obligors may adversely affect our business, results of operations and financial condition

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

We may not be able to timely reinvest our sale proceeds on terms acceptable to us

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

We depend on Genesis HealthCare, LLC (“Genesis”) for a significant portion of our revenues and any inability or unwillingness by Genesis to satisfy its obligations under its agreements with us could adversely affect us

The properties we lease to Genesis account for a significant portion of our revenues, and because our leases with Genesis are triple-net leases, we also depend on Genesis to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Genesis will have sufficient assets, income and access to financing to enable it to make rental payments to us or to otherwise satisfy its obligations under our leases, and any inability or unwillingness by Genesis to do so could have an adverse effect on us. Genesis has also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, and we cannot assure you that Genesis will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy its indemnification obligations.

The properties managed by Sunrise Senior Living, LLC account for a significant portion of our revenues and operating income and any adverse developments in its business or financial condition could adversely affect us

Sunrise Senior Living, LLC manages our entire Sunrise property portfolio, which as of December 31, 2013, consisted of 125 seniors housing properties.  These properties account for a significant portion of our revenues, and we rely on Sunrise Senior Living, LLC to manage these properties efficiently and effectively.  Any adverse developments in Sunrise Senior Living, LLC’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect us.

Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations

We have operations in Canada and the United Kingdom. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings; foreign ownership restrictions with respect to operations in countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and economic instability; and failure to comply with applicable laws and regulations in the United States that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

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

Our operators’ may not have the necessary insurance coverage to insure adequately against losses

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

The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us

Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing government investigations and audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. See “Item 1 — Business — Certain Government Regulations — United States — Reimbursement” above.

The Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to elect not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of late January 2014, roughly half of the states have made statements or otherwise indicated that they do not intend to expand Medicaid coverage at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to pay for part of those additional costs beginning in 2017. In light of this, at least one state that has passed legislation to allow the state to expand its Medicaid coverage has included sunset provisions in the legislation that require that the expanded benefits be reduced or eliminated if the federal government’s funding for the program is decreased or eliminated, permitting the state to re-visit the issue once it begins to share financial responsibility for the expansion. With increasingly strained budgets, it is unclear how states that do not include such sunset provisions will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams. See “Item 1 — Business — Certain Government Regulations — United States — Reimbursement” above and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Health Care Industry — Health Reform Laws” below.

More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants.

Our operators’ or tenants’ failure to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us

Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. See “Item 1 — Business — Certain Government Regulations — United States — Other Related Laws” above.

Many of our properties may require a license, registration, and/or certificate of need (“CON”) to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration, or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of health care facilities, by requiring a CON or other similar approval from a state agency. See “Item 1 — Business — Certain Government Regulations — United States — Licensing and Certification” above.

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

Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition

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

Development, redevelopment and construction risks could affect our profitability

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

We may experience losses caused by severe weather conditions or natural disasters, which could result in an increase of our or our tenants’ cost of insurance, a decrease in our anticipated revenues or a significant loss of the capital we have invested in a property

We maintain or require our tenants to maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are appropriate given the relative risk and costs of such coverage, and we continually review our insurance programs and requirements. However, a large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods. We believe, given current industry practice and analysis prepared by outside consultants, that our and our tenants’ insurance coverage is appropriate to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornadoes, floods and other severe weather conditions and natural disasters. Nevertheless, we are always subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses. These losses may lead to an increase of our and our tenants’ cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property.  In addition, we or our tenants may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our or our tenants’ judgment, the value of the coverage relative to the risk of loss.

We may incur costs to remediate environmental contamination at our properties, which could have an adverse effect on our or our obligors’ business or financial condition

Under various federal and state laws, owners or operators of real estate may be required to respond to the presence or release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination or exposure to hazardous substances. We may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property. Moreover, we review environmental site assessments of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which we believe qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition or the business or financial condition of our obligors.

Cybersecurity incidents could disrupt our business and result in the loss of confidential information

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. Cybersecurity incidents could disrupt our business and compromise the confidential information of our employees, operators and tenants.

Our certificate of incorporation and by-laws contain anti-takeover provisions

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

Our success depends on key personnel whose continued service is not guaranteed

We are dependent on key personnel. Although we have entered into employment agreements with our executive officers, losing any one of them could, at least temporarily, have an adverse impact on our operations. We believe that losing more than one could have a material adverse impact on our business.

Risks Arising from Our Capital Structure

We may become more leveraged

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

We are subject to covenants in our debt agreements that may restrict or limit our operations and acquisitions and our failure to comply with the covenants in our debt agreements could have a material adverse impact on our business, results of operations and financial condition

Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. These defaults could have a material adverse impact on our business, results of operations and financial condition.

Limitations on our ability to access capital could have an adverse effect on our ability to make future investments or to meet our obligations and commitments

We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature.  Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions; the market’s perception of our growth potential and our current and potential future earnings and cash distributions; the market price of the shares of our capital stock and the credit ratings of our debt securities; the financial stability of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us; changes in the credit ratings on U.S. government debt securities; or default or delay in payment by the United States of its obligations. If our access to capital is limited by these factors or other factors, it could negatively impact our ability to acquire properties, repay or refinance our indebtedness, fund operations or make distributions to our stockholders.

Also, the federal government’s failure to increase the amount of debt that it is statutorily permitted to incur as needed to meet its future financial commitments or a downgrade in the debt rating on U.S. government securities could lead to a weakened U.S.

dollar, rising interest rates and constrained access to capital, which could materially adversely affect the U.S. and global economies, increase our costs of borrowing and have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

Downgrades in our credit ratings could have a material adverse impact on our cost and availability of capital

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

Fluctuations in the value of foreign currencies could adversely affect our results of operations and financial position

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

Our entry into swap agreements may not effectively reduce our exposure to changes in interest rates or foreign currency exchange rates

We enter into swap agreements from time to time to manage some of our exposure to interest rate and foreign currency exchange rate volatility. These swap agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates or foreign currency exchange rates. When we use forward-starting interest rate swaps, there is a risk that we will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, our results of operations may be adversely affected.

Risks Arising from Our Status as a REIT

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

Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of U.S. federal and other income taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. If we do not qualify as a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax. See “Item 1 — Business — Taxation — Federal Income Tax Considerations” above for a discussion of the provisions of the Code that apply to us and the effects of failure to qualify as a REIT.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Although we believe that we qualify as a REIT, we cannot assure you that we will continue to qualify or remain qualified as a REIT for U.S. federal income tax purposes. See “Item 1 — Business — Taxation — Federal Income Tax Considerations” above.

The 90% annual distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Annual Distribution Requirements” above. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur, or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in another transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations.

The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements

We lease certain qualified health care properties to taxable REIT subsidiaries (or limited liability companies of which the taxable REIT subsidiaries are members), which lessees contract with managers (or related parties) to manage the health care operations at these properties. The rents from this taxable REIT subsidiary lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a taxable REIT subsidiary and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Income Tests” above.

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service as “true leases,” we may be subject to adverse tax consequences

We have purchased certain properties and leased them back to the sellers of such properties, and we may enter into similar transactions in the future. We intend for any such sale-leaseback transaction to be structured in such a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the Internal Revenue Service might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized by the Internal Revenue Service, we would not be entitled to claim the deductions for depreciation and cost recovery generally available to an owner of property. Furthermore, if a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, could lose our REIT status effective with the year of re-characterization. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Asset Tests” and “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Income Tests” above. Alternatively, the amount of our REIT taxable income could be recalculated, which may cause us to fail to meet the REIT annual distribution requirements for a taxable year. See “Item 1 — Business — Taxation — Federal Income Tax Considerations — Qualification as a REIT — Annual Distribution Requirements” above.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices in Florida, California and the United Kingdom and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2013 (dollars in thousands and annualized revenues adjusted for timing of investment):

	Seniors Housing Triple-Net			Seniors Housing Operating
Property Location	Number of Properties	Total Investment	Annualized Revenues	Number of Properties	Total Investment	Annualized Revenues
Alabama	4	$37,961	$3,743	-	$-	$-
Arizona	3	19,004	2,197	4	64,572	21,052
California	20	312,429	31,421	47	1,413,141	349,086
Colorado	3	56,162	7,949	5	146,083	37,454
Connecticut	14	179,166	18,442	14	331,236	111,660
District of Columbia	-	-	-	1	70,486	12,830
Delaware	10	155,422	16,082	1	22,412	5,194
Florida	43	639,702	51,479	-	-	-
Georgia	9	158,816	13,646	6	108,685	28,974
Idaho	1	16,791	1,966	-	-	-
Illinois	13	313,466	26,038	12	462,724	89,186
Indiana	17	191,627	23,048	-	-	-
Iowa	3	49,469	4,140	1	35,111	5,808
Kansas	8	154,261	15,484	3	75,527	15,946
Kentucky	10	51,561	8,688	2	42,652	11,291
Louisiana	1	4,418	1,401	2	56,439	11,119
Maine	-	-	-	2	56,524	17,440
Maryland	28	419,066	33,834	3	88,065	29,355
Massachusetts	30	424,115	50,648	21	552,519	128,889
Michigan	8	120,125	10,678	5	120,062	26,459
Minnesota	3	37,761	3,825	4	123,640	23,705
Mississippi	3	31,965	3,354	-	-	-
Missouri	2	29,812	2,860	3	118,877	16,753
Montana	1	6,698	953	-	-	-
Nebraska	4	36,124	4,067	-	-	-
Nevada	4	81,238	10,216	2	11,630	8,845
New Hampshire	11	178,146	19,739	3	82,988	17,609
New Jersey	57	1,243,478	103,450	8	257,834	61,838
New Mexico	-	-	-	1	19,823	666
New York	9	208,437	16,415	8	322,064	66,096
North Carolina	45	267,645	31,298	1	44,353	6,825
Ohio	28	221,837	30,786	4	198,411	20,608
Oklahoma	14	106,898	10,491	2	39,470	2,480
Oregon	1	3,522	742	-	-	-
Pennsylvania	45	789,684	80,745	6	87,127	34,665
Rhode Island	3	46,401	5,100	3	72,114	21,759
South Carolina	8	269,647	21,459	-	-	-
Tennessee	25	194,981	27,213	2	52,091	13,985
Texas	43	415,404	49,368	12	312,150	69,281
Utah	1	6,025	887	1	17,496	10,030
Vermont	2	26,950	2,969	1	28,735	7,072
Virginia	7	92,491	10,253	2	39,267	9,664
Washington	21	388,347	38,533	7	279,480	46,114
West Virginia	24	381,196	41,890	-	-	-
Wisconsin	15	197,222	20,680	-	-	-
Total domestic	601	8,565,470	858,177	199	5,753,788	1,339,738

Canada	-	-	-	53	1,294,716	235,744
England	19	350,701	25,329	27	1,372,594	252,954
Total international	19	350,701	25,329	80	2,667,310	488,698

Grand total	620	$8,916,171	$883,506	279	$8,421,098	$1,828,436

	Medical Facilities
Property Location	Number of Properties	Total Investment	Annualized Revenues
Alabama	3	$32,971	$5,838
Alaska	1	24,152	3,239
Arizona	4	75,278	9,233
Arkansas	1	27,023	3,103
California	15	519,765	59,042
Florida	36	453,554	47,154
Georgia	11	182,762	22,771
Idaho	1	18,679	1,768
Illinois	4	52,129	7,193
Indiana	7	129,308	15,061
Iowa	1	355	-
Kansas	7	77,519	11,837
Kentucky	1	26,912	3,242
Louisiana	2	19,416	1,925
Maine	1	23,985	2,903
Maryland	1	20,620	2,199
Massachusetts	2	16,311	689
Michigan	1	17,617	1,978
Minnesota	7	120,571	14,350
Missouri	8	190,277	19,546
Nebraska	3	144,864	16,626
Nevada	6	71,168	6,392
New Jersey	8	274,287	42,580
New Mexico	3	37,707	3,629
New York	7	69,852	7,734
North Carolina	3	62,089	6,575
Ohio	10	111,656	15,388
Oklahoma	3	35,752	4,024
Oregon	1	10,510	1,266
Pennsylvania	1	16,936	3,197
South Carolina	1	17,056	1,669
Tennessee	7	83,893	10,038
Texas	46	820,795	89,119
Virginia	5	77,293	10,118
Washington	5	174,234	15,402
Wisconsin	20	305,656	31,788
Total	243	$4,342,952	$498,616

The following table sets forth occupancy, coverages and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Coverages(1,2)		Average Annualized Revenues(3)
	2013	2012	2013	2012	2013	2012
Seniors housing triple-net(4)	88.5%	89.9%	1.32x	1.34x	$14,864	$14,509	per unit
Skilled nursing/post-acute(4)	87.7%	87.4%	1.71x	1.75x	11,429	11,681	per bed
Seniors housing operating(5)	90.7%	92.3%	n/a	n/a	50,849	54,183	per unit
Hospitals(4)	60.7%	60.3%	2.42x	2.40x	49,710	49,244	per bed
Medical office buildings(6)	94.5%	94.4%	n/a	n/a	28	28	per sq. ft.

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

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2013 (dollars in thousands):

	Expiration Year
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Thereafter

Seniors housing triple-net:
Properties	18	1	0	36	51	0	10	23	42	2	413
Base rent(1)	$28,262	$1,435	$0	$16,569	$37,398	$0	$13,356	$34,960	$40,709	$5,772	$680,021
% of base rent	3.3%	0.2%	0.0%	1.9%	4.4%	0.0%	1.6%	4.1%	4.7%	0.7%	79.2%
Units	1,993	78	0	1,732	3,151	0	912	3,587	5,463	383	47,480
% of units	3.1%	0.1%	0.0%	2.7%	4.9%	0.0%	1.4%	5.5%	8.4%	0.6%	73.3%

Hospitals:
Properties	0	0	0	0	0	0	0	0	0	1	30
Base rent(1)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$1,979	$88,564
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	2.2%	97.8%
Beds	0	0	0	0	0	0	0	0	0	60	1,957
% of beds	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	3.0%	97.0%

Medical office buildings:
Square feet	648,545	628,099	773,210	1,132,963	832,602	836,755	819,606	919,190	1,952,434	927,007	2,872,383
Base rent(1)	$13,782	$14,057	$15,216	$26,577	$19,060	$16,968	$19,388	$22,292	$39,407	$22,098	$75,656
% of base rent	4.8%	4.9%	5.4%	9.3%	6.7%	6.0%	6.8%	7.8%	13.9%	7.8%	26.6%
Leases	163	191	172	208	171	123	86	104	121	59	105
% of leases	10.8%	12.7%	11.5%	13.8%	11.4%	8.2%	5.7%	6.9%	8.1%	3.9%	7.0%

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

     In August 2012, we entered into a merger agreement with Sunrise Senior Living, Inc. (“Sunrise”). Following the announcement of the merger agreement, complaints were filed in the U.S. District Court for the Eastern District of Virginia and the Chancery Court for the State of Delaware challenging the merger. The complaints challenged the merger on behalf of a putative class of Sunrise public stockholders, and named as defendants Sunrise, its directors and us. The complaints generally alleged that the individual defendants breached their fiduciary duties in connection with the merger and that the entity defendants aided and abetted that breach. The complaint filed in the U.S. District Court for the Eastern District of Virginia additionally alleged that the preliminary proxy statement filed with the Securities and Exchange Commission by Sunrise failed to provide material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaints sought, among other things, injunctive relief against the merger, unspecified damages and an award of plaintiffs’ expenses, including attorneys’ fees.  On January 9, 2013, we completed our acquisition of the Sunrise property portfolio. Please see Note 3 to our consolidated financial statements for additional information.

     On October 24, 2013, the parties entered into a Stipulation of Settlement and Release that settled the lawsuits subject to the approval of the U.S. District Court for the Eastern District of Virginia and the Chancery Court for the State of Delaware, respectively. On January 24, 2014, the U.S. District Court for the Eastern District of Virginia approved the Stipulation of Settlement and Release and dismissed the lawsuit with prejudice, and, on February 6, 2014, the Chancery Court for the State of Delaware approved the plaintiffs’ voluntarily dismissal of the lawsuit with prejudice.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 4,944 stockholders of record as of January 31, 2014. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange (NYSE:HCN), and common dividends paid per share:

	Sales Price		Dividends
	High	Low	Paid
2013
First Quarter	$67.92	$60.78	$0.765
Second Quarter	80.07	61.62	0.765
Third Quarter	68.79	58.16	0.765
Fourth Quarter	66.76	52.43	0.765

2012
First Quarter	$57.66	$53.26	$0.740
Second Quarter	58.34	52.40	0.740
Third Quarter	62.80	56.48	0.740
Fourth Quarter	61.33	56.88	0.740

Our Board of Directors has approved a new quarterly cash dividend rate of $0.795 per share of common stock per quarter, commencing with the February 2014 dividend. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2013, 140 companies comprised the FTSE NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2008 equals $100 and dividends are assumed to be reinvested.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
S & P 500	100.00	126.46	145.51	148.59	172.37	228.19
Health Care REIT, Inc.	100.00	112.86	129.03	156.48	184.98	169.41
FTSE NAREIT Equity	100.00	127.99	163.78	177.36	209.39	214.56

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

On October 15, 2013, we issued 116,618 shares of our common stock to a principal of a national medical office partner upon conversion of such principal’s 116,618 shares of our 6% Series H Cumulative Convertible and Redeemable Preferred Stock (the “Series H Preferred Stock”). These shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended, upon conversion by the principal of his shares of Series H Preferred Stock, which were originally issued as partial consideration for an acquisition by us, in accordance with the terms of the Certificate of Designation for the Series H Preferred Stock.

On December 3, 2013, we issued 29,094 shares of our common stock to a principal of a national medical office partner upon exercise of such principal’s stock options. These shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended, upon exercise by the principal of his stock options, which were originally issued as partial consideration for an acquisition by us, in accordance with the terms of a stock option agreement between the principal and us.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 through October 31, 2013	-	$-
November 1, 2013 through November 30, 2013	-	-
December 1, 2013 through December 31, 2013	62	53.57
Totals	62	$53.57

(1) During the three months ended December 31, 2013, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2013 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2009	2010	2011	2012	2013
Operating Data
Revenues(1)	$425,541	$559,491	$1,313,182	$1,805,044	$2,880,608
Expenses(1)	322,929	526,515	1,200,979	1,619,132	2,778,363
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	102,612	32,976	112,203	185,912	102,245
Income tax expense	(168)	(364)	(1,388)	(7,612)	(7,491)
Income (loss) from unconsolidated entities	-	6,673	5,772	2,482	(8,187)
Income from continuing operations	102,444	39,285	116,587	180,782	86,567
Income from discontinued operations, net(1)	90,483	89,599	96,129	114,058	51,713
Net income	192,927	128,884	212,716	294,840	138,280
Preferred stock dividends	22,079	21,645	60,502	69,129	66,336
Preferred stock redemption charge	-	-	-	6,242	-
Net income (loss) attributable to noncontrolling interests	(342)	357	(4,894)	(2,415)	(6,770)
Net income attributable to common stockholders	$171,190	$106,882	$157,108	$221,884	$78,714

Other Data
Average number of common shares outstanding:
Basic	114,207	127,656	173,741	224,343	276,929
Diluted	114,612	128,208	174,401	225,953	278,761

Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.71	$0.14	$0.35	$0.48	$0.10
Discontinued operations, net	0.79	0.70	0.55	0.51	0.19
Net income attributable to common stockholders *	$1.50	$0.84	$0.90	$0.99	$0.28
Diluted:
Income from continuing operations attributable to common stockholders	$0.70	$0.13	$0.35	$0.48	$0.10
Discontinued operations, net	0.79	0.70	0.55	0.50	0.19
Net income attributable to common stockholders *	$1.49	$0.83	$0.90	$0.98	$0.28

Cash distributions per common share	$2.72	$2.74	$2.835	$2.96	$3.06

* Amounts may not sum due to rounding

(1) We have reclassified the income and expenses attributable to properties sold prior to or held for sale at December 31, 2013, to discontinued operations for all periods presented. See Note 5 to our consolidated financial statements.

	December 31,
Balance Sheet Data	2009	2010	2011	2012	2013
Net real estate investments	$6,080,620	$8,590,833	$13,942,350	$17,423,009	$21,680,221
Total assets	6,367,186	9,451,734	14,924,606	19,549,109	23,083,957
Total long-term obligations	2,414,022	4,469,736	7,240,752	8,531,899	10,652,014
Total liabilities	2,559,735	4,714,081	7,612,309	8,993,998	11,292,587
Total preferred stock	288,683	291,667	1,010,417	1,022,917	1,017,361
Total equity	3,807,451	4,733,100	7,278,647	10,520,519	11,756,331

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2013 Key Performance Indicators, Trends and Uncertainties Corporate Governance	47 47 48 48 49 51

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	52 52 53 54

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Senior Housing Operating Medical Facilities Non-Segment/Corporate	55 56 58 60 63

NON-GAAP FINANCIAL MEASURES & OTHER

FFO Reconciliation Adjusted EBITDA Reconciliation NOI Reconciliation	65 66 67
Health Care Industry	68
Critical Accounting Policies	72

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

     The following table summarizes our consolidated portfolio as of December 31, 2013:

	Investments	Percentage of	Number of
Type of Property	(in thousands)	Investments	Properties
Seniors housing triple-net	$8,916,171	41.2%	620
Seniors housing operating(1)	8,421,098	38.8%	279
Medical facilities(2)	4,342,952	20.0%	243
Totals	$21,680,221	100.0%	1,142

(1) Excludes 44 properties with an investment amount of $389,418,000 which relates to our share of investments in unconsolidated entities with Chartwell and Sunrise. Please see Note 7 to our consolidated financial statements for additional information.

(2) Excludes 13 properties with an investment amount of $364,643,000 which relates to our share of investments in unconsolidated entities with Forest City and a strategic medical partnership. Please see Note 7 to our consolidated financial statements for additional information.

Business Strategy

     Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in net operating income and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and health care real estate and diversify our investment portfolio by property type, relationship and geographic location.

     Substantially all of our revenues are derived from operating lease rentals, resident fees and services, and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our customers/partners experience operating difficulties and become unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the medical office building portfolio with a comprehensive process including review of, among other things, tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.  We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility.  When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we are generally able to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the year ended December 31, 2013, rental income, resident fees and services and interest and other income represented 43%, 56%, and 1% respectively, of total revenues (including discontinued operations).  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     We also continuously evaluate opportunities to finance future investments.  New investments are generally funded from temporary borrowings under our primary unsecured line of credit arrangement, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from net operating income and principal payments on loans receivable. Permanent financing for future investments, which generally replaces funds drawn under our primary unsecured line of credit arrangement, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured line of credit arrangement. At December 31, 2013, we had $158.8 million of cash and cash equivalents, $72.8 million of restricted cash and $2.1 billion of available borrowing capacity under our primary unsecured line of credit arrangement.

Capital Market Outlook

     The capital markets remain supportive of our investment strategy. For the year ended December 31, 2013, we raised over $3.7 billion in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured line of credit arrangement, supported $5.7 billion in gross new investments for the year. We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2013

     Capital. In January 2013, we closed a $2.75 billion unsecured line of credit arrangement consisting of a $2.25 billion revolver and a $500 million term loan.  The facility replaced our existing $2.0 billion unsecured line of credit arrangement. The revolver matures on March 31, 2017, but can be extended for an additional year at our option.  The term loan matures on March 31, 2016, but can be extended up to two years at our option.  The revolver bears interest at LIBOR plus 117.5 basis points and has an annual facility fee of 22.5 basis points.  The term loan, which was fully drawn as of December 31, 2013, bears interest at LIBOR plus 135 basis points. We have an option to upsize the facility by up to an additional $1.0 billion through an accordion feature, allowing for aggregate commitments of up to $3.75 billion.  The facility also allows us to borrow up to $500 million in certain alternative currencies. In May 2013, we completed the public issuance of 23 million shares of common stock for approximately $1.7 billion of gross proceeds.  In October 2013, we issued $400 million of 4.5% 10-year senior unsecured notes, generating approximately $393 million of net proceeds. In November 2013, we issued £550 million of 4.8% 15-year senior unsecured notes, generating approximately $868 million of net proceeds. In addition, for the year ended December 31, 2013, we raised $215 million through our dividend reinvestment program.

     Investments. We completed $5.7 billion of gross investments during the year, including 73% from existing relationships.  The following summarizes investments made during the year ended December 31, 2013 (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Acquisitions/JVs:
Seniors housing triple-net	19	$321,147	7.0%	$321,195
Seniors housing operating	167	4,684,917	6.6%	5,290,392
Medical facilities	13	270,690	7.6%	276,087
Total acquisitions/JVs	199	5,276,754	6.7%	5,887,674
Construction in progress		273,012		273,012
Loan advances(4)		120,909		120,909
Total		$5,670,675		$6,281,595

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

(4) Excludes $580,834,000 in advances under the Sunrise loan which was acquired upon merger consummation on January 9, 2013. See Note 3 to our consolidated financial statements for additional information.

     Dispositions. We completed $519 million of dispositions during the year, generating $579 million in proceeds and $49 million in net gains.  The following summarizes dispositions made during the year ended December 31, 2013 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Property sales:
Seniors housing triple-net	24	$242,385	9.8%	$189,572
Medical facilities	24	255,692(4)	6.4%	259,367
Total property sales	48	498,077	8.1%	448,939
Loan payoffs(5)		69,596		69,596
Total dispositions		$567,673		$518,535

(1) Represents proceeds received upon disposition including any seller financing. See Notes 5 and 6 to our consolidated financial statements for additional information.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition.
(4) Includes non-cash proceeds attributable to an asset swap that are excluded from the statement of cash flows. See Note 5 to our consolidated financial statements for additional information.
(5) Excludes $580,834,000 for the Sunrise loan which was acquired upon merger consummation on January 9, 2013.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.18 per common share ($0.795 per share quarterly), as compared to $3.06 per common share for 2013, beginning in February 2014.  The dividend declared for the quarter ended December 31, 2013  represents the 171st consecutive quarterly dividend payment.

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

	Year Ended December 31,
	2011	2012	2013

Net income attributable to common stockholders	$157,108	$221,884	$78,714
Funds from operations	524,902	697,557	924,884
Net operating income from continuing operations	938,118	1,237,055	1,673,795
Same store cash net operating income	524,995	539,554	547,340

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

	Year Ended December 31,
	2011	2012	2013

Debt to book capitalization ratio	50%	45%	48%
Debt to undepreciated book capitalization ratio	46%	41%	43%
Debt to market capitalization ratio	38%	33%	39%

Adjusted interest coverage ratio	3.02x	3.31x	3.23x
Adjusted fixed charge coverage ratio	2.37x	2.58x	2.56x

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31,
	2011	2012	2013

Asset mix:
Real property	95%	91%	95%
Real estate loans receivable	2%	5%	1%
Investments in unconsolidated entities	3%	4%	4%

Investment mix:(1)
Seniors housing triple-net	54%	47%	41%
Seniors housing operating	20%	28%	39%
Medical facilities	26%	25%	20%

Relationship mix:(1)
Sunrise Senior Living		6%	19%
Genesis HealthCare	18%	15%	12%
Revera			5%
Benchmark Senior Living	6%	5%	4%
Belmont Village		5%	4%
Merrill Gardens	8%	6%
Brandywine Senior Living	5%
Senior Living Communities	4%
Remaining customers	59%	63%	56%

Geographic mix:(1)
California	10%	9%	10%
New Jersey	10%	9%	8%
England			8%
Texas	7%	9%	7%
Florida	7%	7%	5%
Pennsylvania		5%
Massachusetts	6%
Remaining	60%	61%	62%

(1) Excludes our share of investments in unconsolidated entities.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Item 1 — Business — Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A — Risk Factors” and other sections of this Annual Report on Form 10-K. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to “Item 1 — Business,” “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for further discussion of these risk factors.

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December, 31	December, 31			December, 31
	2011	2012	$	%	2013	$	%	$	%

Beginning cash and cash equivalents	$131,570	$163,482	$31,912	24%	$1,033,764	$870,282	532%	$902,194	686%
Cash provided from (used in):
Operating activities	588,224	818,133	229,909	39%	988,497	170,364	21%	400,273	68%
Investing activities	(4,520,129)	(3,592,979)	927,150	-21%	(3,531,593)	61,386	-2%	988,536	-22%
Financing activities	3,963,817	3,645,128	(318,689)	-8%	1,667,670	(1,977,458)	-54%	(2,296,147)	-58%
Effect of foreign currency translation on cash and cash equivalents	0	0	0	n/a	442	442	n/a	442	n/a
Ending cash and cash equivalents	$163,482	$1,033,764	$870,282	532%	$158,780	$(874,984)	-85%	$(4,702)	-3%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion.  For the years ended December 31, 2011, 2012 and 2013, cash flows from operations exceeded cash distributions to stockholders.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to acquisitions, real estate loans receivable and investments in unconsolidated entities which are summarized above in “Key Transactions in 2013.”  Please refer to Notes 3, 6 and 7 of our consolidated financial statements for additional information.  The following is a summary of non-acquisition capital improvements (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%
New development	$301,604	$286,410	$(15,194)	-5%	$247,560	$(38,850)	-14%	$(54,044)	-18%

Recurring capital expenditures, tenant improvements and lease commissions	36,073	45,175	9,102	25%	60,984	15,809	35%	24,911	69%

Renovations, redevelopments and other capital improvements	53,174	90,275	37,101	70%	74,848	(15,427)	-17%	21,674	41%
Total	$390,851	$421,860	$31,009	8%	$383,392	$(38,468)	-9%	$(7,459)	-2%

     The decrease in new development is primarily due to a decline in the number of properties under construction (resulting from completed properties being placed into service), which is partially offset by new construction starts.  The increase in recurring capital expenditures, tenant improvements and lease commissions is primarily due to acquisitions. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.  Generally, these expenditures have increased as a result of acquisitions. The decrease during the year ended December 31, 2013 is attributable to a lower volume of acquisitions in our medical facilities segment.

     Financing Activities. The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock, and dividend payments which are summarized above in “Key Transactions in 2013.”  Please refer to Notes 9, 10 and 13 of our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     At December 31, 2013, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At December 31, 2013, we had five outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter

Unsecured line of credit arrangements	$130,000	$0	$0	$130,000	$0
Senior unsecured notes and term loans(1)	7,421,707	0	1,185,029	1,400,000	4,836,678
Secured debt(1)	3,414,103	401,847	946,795	834,334	1,231,127
Contractual interest obligations	4,211,314	487,530	874,794	672,428	2,176,562
Capital lease obligations	117,118	5,392	17,889	9,411	84,426
Operating lease obligations	881,694	14,117	28,227	28,510	810,840
Purchase obligations	308,299	162,049	146,250	0	0
Other long-term liabilities	7,673	0	0	3,069	4,604
Total contractual obligations	$16,491,908	$1,070,935	$3,198,984	$3,077,752	$9,144,237

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At December 31, 2013, we had an unsecured line of credit arrangement with an aggregate commitment amount of $2,250,000,000.  See Note 9 to our consolidated financial statements for additional information.  Total contractual interest obligations on this arrangement totaled $5,662,000, using the interest rate in place at that date.

     We have $5,775,108,000 of senior unsecured notes principal outstanding with interest payable semi-annually at fixed annual interest rates, ranging from 2.25% to 6.5%.  Of these notes, a total of $275,108,000 are convertible notes that also contain put features.  In addition, during the year ended December 31, 2013, we issued £550,000,000 (approximately $911,570,000 based on the Sterling/U.S. Dollar exchange rate on December 31, 2013) of 4.80% senior unsecured notes due 2028 generating net proceeds of $891,418,000.  We also entered into a $500,000,000 unsecured term loan during the year ended December 31, 2013 that matures on March 16, 2016 and can be extended for two additional years at our option.  Furthermore, we have a $250,000,000 Canadian denominated unsecured term loan (approximately $235,029,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2013.)  The loan matures on July 27, 2015 and includes an option to extend for an additional year at our discretion.  Please see Note 10 to our consolidated financial statements for additional information.  Total contractual interest obligations on all senior unsecured notes and the term loans totaled $3,260,135,000 at December 31, 2013.

     We have consolidated secured debt with total outstanding principal of $3,010,711,000, collateralized by owned properties, with annual interest rates ranging from 1.0% to 8.0%, payable monthly. The carrying values of the properties securing the debt totaled $6,243,475,000 at December 31, 2013. Total contractual interest obligations on consolidated secured debt totaled $880,164,000 at December 31, 2013. Our share of non-recourse secured debt associated with unconsolidated entities (as reflected in the contractual obligations table above) is $403,392,000 at December 31, 2013.  Our share of contractual interest obligations on our unconsolidated entities’ secured debt is $65,353,000 at December 31, 2013.

     At December 31, 2013, we had operating lease obligations of $881,694,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $117,118,000 relating to certain lease investment properties that contain bargain purchase options.

     Purchase obligations include unfunded construction commitments and contingent purchase obligations. At December 31, 2013, we had outstanding construction financings of $141,085,000 for leased properties and were committed to providing additional financing of approximately $243,083,000 to complete construction. At December 31, 2013, we had contingent purchase obligations totaling $65,217,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan, which is discussed in Note 19 to our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Structure

     Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2013, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged. A summary of certain covenants and our results as of and for the year ended December 31, 2013 is as follows:

	Per Agreement
Covenant	Unsecured Line of Credit(1)	Senior Unsecured Notes	Actual At December 31, 2013
Total Indebtedness to Book Capitalization Ratio maximum:	60%	n/a	48%
Secured Indebtedness to Total Assets Ratio maximum:	30%	40%	13%
Total Indebtedness to Total Assets maximum:	n/a	60%	46%
Unsecured Debt to Unencumbered Assets maximum:	60%	n/a	42%
Adjusted Interest Coverage Ratio minimum:	n/a	1.50x	3.23x
Adjusted Fixed Charge Coverage minimum:	1.50x	n/a	2.56x

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of January 31, 2014, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of January 31, 2014, 7,084,703 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of January 31, 2014, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangements.

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	Amount	%	2013	Amount	%	Amount	%

Net income attributable to common stockholders	$157,108	$221,884	$64,776	41%	$78,714	$(143,170)	-65%	$(78,394)	-50%
Funds from operations	524,902	697,557	172,655	33%	924,884	227,327	33%	399,982	76%
Adjusted EBITDA	971,525	1,264,091	292,566	30%	1,503,715	239,624	19%	532,190	55%
Net operating income from continuing operations	938,118	1,237,055	298,937	32%	1,673,795	436,740	35%	735,677	78%
Same store cash NOI	524,995	539,554	14,559	3%	547,340	7,786	1%	22,345	4%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.90	$0.98	$0.08	9%	$0.28	$(0.70)	-71%	$(0.62)	-69%
Funds from operations	3.01	3.09	0.08	3%	3.32	0.23	7%	0.31	10%

Adjusted interest coverage ratio	3.02x	3.31x	0.29x	10%	3.19x	-0.12x	-4%	0.17x	6%
Adjusted fixed charge coverage ratio	2.37x	2.58x	0.21x	9%	2.52x	-0.06x	-2%	0.15x	6%

     The following table represents the changes in outstanding common stock for the period from January 1, 2011 to December 31, 2013 (in thousands):

	Year Ended
	December 31, 2011	December 31, 2012	December 31, 2013	Totals
Beginning balance	147,097	192,275	260,374	147,097
Public offerings	41,400	64,400	23,000	128,800
Dividend reinvestment plan issuances	2,534	2,136	3,430	8,100
Equity shelf program issuances	849	-	-	849
Senior note conversions	-	1,040	988	2,028
Preferred stock conversions	-	-	117	117
Issuances in acquisitions of noncontrolling interests	-	-	1,109	1,109
Option exercises	232	341	214	787
Other, net	163	182	332	677
Ending balance	192,275	260,374	289,564	289,564

Average number of shares outstanding:
Basic	173,741	224,343	276,929
Diluted	174,401	225,953	278,761

     We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. The primary performance measures for our properties are NOI and SSCNOI, which are discussed below.  Please see Note 17 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%
SSCNOI(1)	$306,957	$313,698	$6,741	2%	$319,469	$5,771	2%	$12,512	4%
Non-cash NOI attributable to same store properties(1)	10,736	7,079	(3,657)	-34%	8,987	1,908	27%	(1,749)	-16%
NOI attributable to non same store properties(2)	260,577	390,111	129,534	50%	475,274	85,163	22%	214,697	82%
NOI	$578,270	$710,888	$132,618	23%	$803,730	$92,842	13%	$225,460	39%

(1) Due to increases in cash and non-cash revenues (described below) related to 279 same store properties.

(2) Primarily due to acquisitions of properties, which totaled 184, 51 and 19 for the years ended December 31, 2011, 2012 and 2013, respectively, the transition of 38 properties from our seniors housing operating segment on September 1, 2013 and conversions of construction projects into revenue-generating properties, which totaled seven, 11 and eight for the years ended December 31, 2011, 2012 and 2013, respectively.

    The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%
Revenues:
Rental income	$537,581	$684,097	$146,516	27%	$780,785	$96,688	14%	$243,204	45%
Interest income	34,068	24,380	(9,688)	-28%	21,512	(2,868)	-12%	(12,556)	-37%
Other income	6,620	2,412	(4,208)	-64%	1,434	(978)	-41%	(5,186)	-78%
Net operating income from continuing operations (NOI)	578,269	710,889	132,620	23%	803,731	92,842	13%	225,462	39%
Expenses:
Interest expense	(2,802)	1,745	4,547	n/a	23,322	21,577	1237%	26,124	-932%
Loss (gain) on derivatives, net	-	96	96	n/a	4,877	4,781	4980%	4,877	n/a
Depreciation and amortization	155,797	200,899	45,102	29%	228,523	27,624	14%	72,726	47%
Transaction costs	27,993	35,705	7,712	28%	24,350	(11,355)	-32%	(3,643)	-13%
Loss (gain) on extinguishment of debt, net	-	2,405	2,405	n/a	40	(2,365)	-98%	40	n/a
Provision for loan losses	-	27,008	27,008	n/a	2,110	(24,898)	-92%	2,110	n/a
	180,988	267,858	86,870	48%	283,222	15,364	6%	102,234	56%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	397,281	443,031	45,750	12%	520,509	77,478	17%	123,228	31%
Income tax expense	(143)	(2,852)	(2,709)	1894%	(1,606)	1,246	-44%	(1,463)	1023%
Income (loss) from unconsolidated entities	(9)	(33)	(24)	267%	5,035	5,068	-15358%	5,044	-56044%
Income from continuing operations	397,129	440,146	43,017	11%	523,938	83,792	19%	126,809	32%
Discontinued operations:
Gain (loss) on sales of properties, net	59,108	116,838	57,730	98%	52,813	(64,025)	-55%	(6,295)	-11%
Impairment of assets	(1,103)	(14,699)	(13,596)	1233%	-	14,699	-100%	1,103	-100%
Income from discontinued operations, net	44,114	38,806	(5,308)	-12%	1,380	(37,426)	-96%	(42,734)	-97%
Discontinued operations, net	102,119	140,945	38,826	38%	54,193	(86,752)	-62%	(47,926)	-47%
Net income	499,248	581,091	81,843	16%	578,131	(2,960)	-1%	78,883	16%
Less: Net income attributable to noncontrolling interests	218	429	211	97%	1,476	1,047	244%	1,258	577%
Net income attributable to common stockholders	$499,030	$580,662	$81,632	16%	$576,655	$(4,007)	-1%	$77,625	16%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in rental income is primarily attributable to the acquisitions of new properties, the transition of 38 properties from our seniors housing operating segment and the conversion of newly constructed seniors housing triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2013, we had no lease renewals but we had nine leases with rental rate increasers ranging from 0.08% to 0.30% in our seniors housing triple-net portfolio.  The decrease in interest income is attributable to loan payoffs (see Note 6 to our consolidated financial statements for additional information).

During the year ended December 31, 2013, we completed eight seniors housing triple-net construction projects representing $133,181,000 or $171,403 per bed/unit plus expansion projects totaling $26,395,000. The following is a summary of seniors housing triple-net construction projects pending as of December 31, 2013 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
The Villages, FL	45	$8,650	$8,284	1Q14
Moorestown, NJ	124	31,500	24,808	2Q14
Gambrills, MD	110	19,700	15,711	2Q14
Burleson, TX	106	13,900	6,530	3Q14
Frederick, MD	130	19,000	7,036	4Q14
Upper Providence, PA	96	29,030	6,039	4Q14
Piscataway, NJ	124	30,600	10,358	1Q15
Haddonfield, NJ	52	18,815	2,968	1Q15
Mahwah, NJ	96	29,045	2,441	1Q15
Total	883	$191,590	$84,175

     Total interest expense for the years ended December 31, 2013, 2012 and 2011 represents $25,394,000, $13,572,000  and  $15,296,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations in the amounts of $2,072,000, $11,827,000 and $18,098,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our seniors housing triple-net secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2012		December 31, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$172,862	5.265%	$259,000	5.105%	$218,741	5.393%
Debt transitioned	-	0.000%	-	0.000%	367,997	5.298%
Debt issued	-	0.000%	9,387	4.080%	13,800	5.480%
Debt assumed	90,120	4.819%	83,002	5.304%	9,578	5.582%
Debt extinguished	-	0.000%	(128,818)	4.743%	(16,482)	3.304%
Principal payments	(3,982)	5.556%	(3,830)	5.556%	(6,498)	5.698%
Ending balance	$259,000	5.105%	$218,741	5.393%	$587,136	5.394%

Monthly averages	$234,392	5.141%	$216,314	5.254%	$339,129	5.394%

In connection with secured debt extinguishments, we recognized losses of $2,405,000 and $40,000 during the years ended December 31, 2012 and 2013, respectively.  The decrease in loss on debt extinguishment is attributable to the decreased volume of debt payoffs.  Derivative losses during the year ended December 31, 2013 were incurred in conjunction with certain foreign currency forward exchange contracts related to properties acquired in the United Kingdom. Please refer to Note 11 to our consolidated financial statements for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization increased primarily as a result of new property acquisitions and the conversions of newly constructed properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Transaction costs represent costs incurred with property acquisitions (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and other similar costs.

Changes in gains on sales of properties are related to property sales which totaled 39, 73 and 24 for the years ended December 31, 2011, 2012 and 2013, respectively.  We recognized impairment losses on certain held-for-sale properties in prior years as the fair value less estimated costs to sell exceeded our carrying values. Please refer to Note 5 to our consolidated financial statements for further discussion. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2013 as discontinued operations for the periods presented (dollars in thousands):

	Year Ended December 31,
	2011	2012	2013

Rental income	$84,736	$63,984	$7,889
Expenses:
Interest expense	18,098	11,827	2,072
Provision for depreciation	22,524	13,351	4,437
Income (loss) from discontinued operations, net	$44,114	$38,806	$1,380

     We did not record any provision for loan loss or have any loan write-offs for seniors housing triple-net investments during the year ended December 31, 2011. During the year ended December 31, 2012, we wrote off one loan totaling $27,008,000, which was attributable to a loan related to an entrance fee community.  During the year ended December 31, 2013, we wrote off one loan totaling $2,110,000, which was attributable to one loan related to an active adult community.  The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies” and Note 6 to our consolidated financial statements.

     A portion of our seniors housing triple-net properties were formed through partnerships. Income from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%
SSCNOI(1)	$33,763	$39,111	$5,348	16%	$40,953	$1,842	5%	$7,190	21%
NOI attributable to non same store properties(2)	108,180	192,913	84,733	78%	487,210	294,297	153%	379,030	350%
NOI	$141,943	$232,024	$90,081	63%	$528,163	$296,139	128%	$386,220	272%

(1) Due to increases in cash revenues (described below) related to 27 same store properties.

(2) Primarily due to acquisitions of properties, which totaled 58, 80 and 162 for the years ended December 31, 2011, 2012 and 2013, respectively, and the transition of 38 properties to our seniors housing triple-net segment on September 1, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the seniors housing operating segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%
Revenues:
Resident fees and services	$456,085	$697,494	$241,409	53%	$1,616,290	$918,796	132%	$1,160,205	254%
Interest income	-	6,208	6,208	n/a	757	(5,451)	n/a	757	n/a
Other income	-	-	-	n/a	355	355	n/a	355	n/a
	456,085	703,702	247,617	54%	1,617,402	913,700	130%	1,161,317	255%
Property operating expenses	314,142	471,678	157,536	50%	1,089,239	617,561	131%	775,097	247%
Net operating income from continuing operations (NOI)	141,943	232,024	90,081	63%	528,163	296,139	128%	386,220	272%
Other expenses:
Interest expense	46,342	67,524	21,182	46%	92,148	24,624	36%	45,806	99%
Loss (gain) on derivatives, net	-	(1,921)	(1,921)	n/a	(407)	1,514	n/a	(407)	n/a
Depreciation and amortization	138,192	165,798	27,606	20%	478,007	312,209	188%	339,815	246%
Transaction costs	36,328	12,756	(23,572)	-65%	107,066	94,310	739%	70,738	195%
Loss (gain) on extinguishment of debt, net	(979)	(2,697)	(1,718)	175%	(3,372)	(675)	25%	(2,393)	n/a
	219,883	241,460	21,577	10%	673,442	431,982	179%	453,559	206%
(Loss) income from continuing operations before income from unconsolidated entities	(77,940)	(9,436)	68,504	-88%	(145,279)	(135,843)	1440%	(67,339)	86%
Income tax expense	-	(1,086)	(1,086)	n/a	(5,337)	(4,251)	n/a	(5,337)	n/a
(Loss) income from unconsolidated entities	(1,531)	(6,364)	(4,833)	316%	(22,695)	(16,331)	257%	(21,164)	n/a
Net income (loss)	(79,471)	(16,886)	62,585	-79%	(173,311)	(156,425)	926%	(93,840)	118%
Less: Net income (loss) attributable to noncontrolling interests	(6,006)	(3,015)	2,991	-50%	(8,639)	(5,624)	187%	(2,633)	44%
Net income (loss) attributable to common stockholders	$(73,465)	$(13,871)	$59,594	-81%	(164,672)	(150,801)	1087%	(91,207)	124%

      Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to January 1, 2011. Interest income relates to the Sunrise loan funded during the three months ended December 31, 2012 and acquired in January 2013 (please refer to Note 6 to our consolidated financial statements for additional information). The fluctuations in depreciation and amortization are due to the net impact of acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Loss from unconsolidated entities during the year ended December 31, 2013 is primarily attributable to depreciation and amortization of short-lived intangible assets related to our joint ventures with Chartwell and Sunrise described in Note 7 to our consolidated financial statements.

      Interest expense represents secured debt interest expense as well as interest expense related to our $250,000,000 Canadian-denominated unsecured term loan and our £550,000,000 Sterling-denominated senior unsecured notes due 2028. Please refer to Note 10 to our consolidated financial statements for additional information. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2012		December 31, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$487,706	5.939%	$1,318,599	4.665%	$1,369,526	4.874%
Debt issued	114,903	5.779%	148,031	4.220%	75,408	4.891%
Debt assumed	780,955	4.269%	115,371	5.512%	1,228,706	4.063%
Debt extinguished	(55,317)	5.949%	(193,962)	4.395%	(548,876)	3.597%
Debt transitioned	-	0.000%	-	0.000%	(367,997)	5.298%
Foreign currency	-	0.000%	187	5.624%	(10,361)	4.013%
Principal payments	(9,648)	5.474%	(18,700)	4.850%	(31,692)	4.643%
Ending balance	$1,318,599	4.665%	$1,369,526	4.874%	$1,714,714	4.622%

Monthly averages	$969,265	5.679%	$1,366,758	4.866%	$1,723,122	4.820%

    In connection with secured debt extinguishments, we recognized gains of $979,000, $2,697,000, and $3,332,000 during the years ended December 31, 2011, 2012, and 2013, respectively.  The increase in gains on debt extinguishment is primarily attributable to the increased volume of extinguishments.  Derivative gains relate to foreign currency forward exchange contracts entered into in conjunction with international investments made during the years ended December 31, 2012 and 2013, respectively.  Please refer to Note 11 to our consolidated financial statements for further discussion.

    Transaction costs represent costs incurred with property acquisitions (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and other similar costs.  The increase in transaction costs relates to the increased number of acquisitions during the year ended December 31, 2013.  The majority of our seniors housing operating properties are formed through partnership interests. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss related to those partnerships where we are the controlling partner.

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%
SSCNOI(1)	$184,275	$186,745	$2,470	1%	$186,918	$173	0%	$2,643	1%
Non-cash NOI attributable to same store properties(1)	7,771	6,372	(1,399)	-18%	4,169	(2,203)	-35%	(3,602)	-46%
NOI attributable to non same store properties(2)	25,170	100,113	74,943	298%	150,518	50,405	50%	125,348	498%
NOI	$217,216	$293,230	$76,014	35%	$341,605	$48,375	16%	$124,389	57%

(1) Due to increases in cash and non-cash revenues (described below) related to 130 same store properties.

(2) Primarily due to acquisitions of properties, which totaled 35, 34 and 13 for the years ended December 31, 2011, 2012 and 2013, respectively, and conversions of construction projects into revenue-generating properties, which totaled seven, five and seven for the years ended December 31, 2011, 2012 and 2013, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%
Revenues:
Rental income	$267,151	$379,117	$111,966	42%	$446,804	$67,687	18%	$179,653	67%
Interest income	7,002	8,477	1,475	21%	10,394	1,917	23%	3,392	48%
Other income	3,985	1,947	(2,038)	-51%	1,981	34	2%	(2,004)	-50%
	278,138	389,541	111,403	40%	459,179	69,638	18%	181,041	65%
Property operating expenses	60,922	96,311	35,389	58%	117,574	21,263	22%	56,652	93%
Net operating income from continuing operations (NOI)	217,216	293,230	76,014	35%	341,605	48,375	16%	124,389	57%
Other expenses:
Interest expense	18,557	28,878	10,321	56%	36,823	7,945	28%	18,266	98%
Depreciation and amortization	92,489	139,523	47,034	51%	159,270	19,747	14%	66,781	72%
Transaction costs	5,903	13,148	7,245	123%	1,985	(11,163)	-85%	(3,918)	-66%
Loss (gain) on extinguishment of debt, net	-	(483)	(483)	n/a	-	483	n/a	0	n/a
Provision for loan losses	2,010	-	(2,010)	-100%	-	0	n/a	(2,010)	n/a
	118,959	181,066	62,107	52%	198,078	17,012	9%	79,119	67%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	98,257	112,164	13,907	14%	143,527	31,363	28%	45,270	46%
Income tax expense	(361)	(2,381)	(2,020)	560%	(481)	1,900	-80%	(120)	33%
Income (loss) from unconsolidated entities	7,312	8,879	1,567	21%	9,473	594	7%	2,161	30%
Income from continuing operations	105,208	118,662	13,454	13%	152,519	33,857	29%	47,311	45%
Discontinued operations:
Gain (loss) on sales of properties, net	2,052	(16,289)	(18,341)	n/a	(3,675)	12,614	-77%	(5,727)	-279%
Impairment of assets	(11,091)	(14,588)	(3,497)	32%	-	14,588	-100%	11,091	-100%
Income (loss) from discontinued operations, net	3,049	3,990	941	31%	1,195	(2,795)	-70%	(1,854)	-61%
Discontinued operations, net	(5,990)	(26,887)	(20,897)	349%	(2,480)	24,407	-91%	3,510	-59%
Net income (loss)	99,218	91,775	(7,443)	-8%	150,039	58,264	63%	50,821	51%
Less: Net income (loss) attributable to noncontrolling interests	894	171	(723)	-81%	393	222	130%	(501)	-56%
Net income (loss) attributable to common stockholders	$98,324	$91,604	$(6,720)	-7%	$149,646	$58,042	63%	$51,322	52%

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed medical facility properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2013, our consolidated medical office building portfolio signed 74,027 square feet of new leases and 144,436 square feet of renewals.  The weighted-average term of these leases was five years, with a rate of $22.45 per square foot and tenant improvement and lease commission costs of $15.04 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 4%.  For the three months ended December 31, 2013, there were no lease renewals and no leases with a rental rate increaser in our hospital portfolio. The increase in interest income is attributable to higher real estate loans receivable.

During the year ended December 31, 2013, we completed seven medical office building construction projects representing $127,363,000 or $278 per square foot. The following is a summary of medical office building construction projects pending as of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

December 31, 2013 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Coon Rapids, MN	115,108	$27,282	$13,715	1Q14
Lenexa, KS	75,126	16,463	7,948	1Q14
Clear Lake, TX	54,713	14,750	3,410	2Q14
Burnsville, MN	123,857	36,087	10,556	3Q14
Humble, TX	36,475	10,885	1,881	3Q14
Bettendorf, IA	40,493	7,562	355	4Q14
Shenandoah, TX	80,085	24,600	4,738	1Q15
Total	525,857	$137,629	$42,603

     Total interest expense for the years ended December 31, 2013, 2012 and 2011 represents $38,997,000, $38,786,000 and $31,477,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations in the amounts of $2,174,000, $9,908,000 and $12,920,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facility secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2011		December 31, 2012		December 31, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$463,477	5.286%	$520,066	5.981%	$713,720	5.950%
Debt assumed	69,779	5.921%	246,371	5.888%	52,574	6.126%
Debt extinguished	-	0.000%	(37,622)	5.858%	(49,017)	5.357%
Principal payments	(13,190)	6.208%	(15,095)	6.180%	(16,850)	6.193%
Ending balance	$520,066	5.981%	$713,720	5.950%	$700,427	5.999%

Monthly averages	$489,923	6.179%	$669,753	5.952%	$708,107	5.956%

In connection with secured debt extinguishments, we recognized gains of $483,000 during the year ended December 31, 2012.  During the year ended December 31, 2013, we did not recognize gain or loss, as the debt extinguishments related to contractual debt maturities.

The increases in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by discontinued operations.

Transaction costs represent costs incurred with property acquisitions (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired) and other similar costs.  The fluctuations in transaction costs are primarily due to acquisition volume fluctuations in the relevant years.

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

Changes in gains/losses on sales of properties is related to property sales which totaled three, 20 and 24 for the years ended December 31, 2011, 2012 and 2013, respectively.  We recognized impairment losses on certain held for sale properties in prior years as the fair value less estimated costs to sell exceeded our carrying values.  Please refer to Note 5 to our consolidated financial statements for further discussion. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2013 as discontinued operations for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2011	2012	2013

Rental income	$39,377	$32,394	$10,488
Expenses:
Interest expense	12,920	9,908	2,174
Property operating expenses	8,806	4,482	3,396
Provision for depreciation	14,602	14,014	3,723
Income (loss) from discontinued operations, net	$3,049	$3,990	$1,195

     A portion of our medical facility properties were formed through partnerships. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%
Revenues:
Other income	$690	$912	$222	32%	$296	$(616)	-68%	$(394)	-57%
Expenses:
Interest expense	228,884	263,418	34,534	15%	306,067	42,649	16%	77,183	34%
General and administrative	77,201	97,341	20,140	26%	108,318	10,977	11%	31,117	40%
Loss (gain) on extinguishments of debt, net	-	-	0	n/a	2,423	2,423	n/a	2,423	n/a
	306,085	360,759	54,674	18%	416,808	56,049	16%	110,723	36%
Loss from continuing operations before income taxes	(305,395)	(359,847)	(54,452)	18%	(416,512)	(56,665)	16%	(111,117)	36%
Income tax expense	(884)	(1,293)	(409)	46%	(67)	1,226	-95%	817	-92%
Net loss	(306,279)	(361,140)	(54,861)	18%	(416,579)	(55,439)	15%	(110,300)	36%
Preferred stock dividends	60,502	69,129	8,627	14%	66,336	(2,793)	-4%	5,834	10%
Preferred stock redemption charge	-	6,242	6,242	n/a	-	(6,242)	-100%	-	n/a
Net loss attributable to common stockholders	$(366,781)	$(436,511)	$(69,730)	19%	$(482,915)	$(46,404)	11%	$(116,134)	32%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.  The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2011	2012	$	%	2013	$	%	$	%

Senior unsecured notes	$222,559	$249,564	$27,005	12%	$279,617	$30,053	12%	$57,058	26%
Secured debt	604	557	(47)	-8%	495	(62)	-11%	(109)	-18%
Unsecured lines of credit	7,917	11,769	3,852	49%	15,498	3,729	32%	7,581	96%
Capitalized interest	(13,164)	(9,777)	3,387	-26%	(6,700)	3,077	-31%	6,464	-49%
Interest SWAP savings	(161)	(96)	65	-40%	(14)	82	-85%	147	-91%
Loan expense	11,129	11,401	272	2%	17,171	5,770	51%	6,042	54%
Totals	$228,884	$263,418	$34,534	15%	$306,067	$42,649	16%	$77,183	34%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, excluding our $250,000,000 Canadian-denominated unsecured term loan and our £550,000,000 Sterling-denominated senior unsecured notes due 2028, both of which are in our seniors housing operating segment.  Please refer to Note 10 to our consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  The decrease in capitalized interest is due to both a decrease in construction fundings and a decline in our weighted-average cost of financing.  Please see Note 11 to our consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the unsecured line of credit arrangements is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our consolidated financial statements for additional information regarding our unsecured line of credit arrangements.

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the years ended December 31, 2013, 2012 and 2011 were 3.74%, 5.12% and 5.37%, respectively.  The increase in general and administrative expenses is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The decline in percent of revenue is primarily related to the increasing revenue base as a result of our acquisitions.  The loss on extinguishment of debt is due to the redemption of convertible senior notes.  Please see Note 13 to our consolidated financial statements for additional information.  The changes in preferred stock dividends and redemption charge are primarily attributable to the net effect of issuances, redemptions and conversions.  Please see Note 13 to our consolidated financial statements for additional information.

Non-GAAP Financial Measures

     We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO to be a useful supplemental measure of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income attributable to common stockholders, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses.  Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the full three year reporting period.  Any properties acquired, developed, transitioned or classified in discontinued operations during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

     A covenant in our primary unsecured line of credit arrangement and Canadian denominated term loan contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for stock-based compensation expense, provision for loan losses and gain/loss on extinguishment of debt. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

amortization and preferred dividends. Our covenant requires an adjusted fixed charge coverage ratio of at least 1.50 times.

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

     The table below reflects the reconciliation of FFO to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented. The provisions for depreciation and amortization include provisions for depreciation and amortization from discontinued operations. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization.  Amounts are in thousands except for per share data.

	Year Ended December 31,
FFO Reconciliation:	2011	2012	2013
Net income attributable to common stockholders	$157,108	$221,884	$78,714
Depreciation and amortization	423,605	533,585	873,960
Impairment of assets	12,194	29,287	-
Loss (gain) on sales of properties	(61,160)	(100,549)	(49,138)
Noncontrolling interests	(18,557)	(21,058)	(36,304)
Unconsolidated entities	11,712	34,408	57,652
Funds from operations	$524,902	$697,557	$924,884

Average common shares outstanding:
Basic	173,741	224,343	276,929
Diluted	174,401	225,953	278,761

Per share data:
Net income attributable to common stockholders
Basic	$0.90	$0.99	$0.28
Diluted	0.90	0.98	0.28

Funds from operations
Basic	$3.02	$3.11	$3.34
Diluted	3.01	3.09	3.32

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2011	2012	2013
Net income	$212,716	$294,840	$138,280
Interest expense	321,999	383,300	462,606
Income tax expense (benefit)	1,388	7,612	7,491
Depreciation and amortization	423,605	533,585	873,960
Stock-based compensation expense	10,786	18,521	20,177
Provision for loan losses	2,010	27,008	2,110
Loss (gain) on extinguishment of debt	(979)	(775)	(909)
Adjusted EBITDA	$971,525	$1,264,091	$1,503,715

Adjusted Interest Coverage Ratio:
Interest expense	$321,999	$383,300	$462,606
Capitalized interest	13,164	9,777	6,700
Non-cash interest expense	(13,905)	(11,395)	(4,044)
Total interest	321,258	381,682	465,262
Adjusted EBITDA	$971,525	$1,264,091	$1,503,715
Adjusted interest coverage ratio	3.02x	3.31x	3.23x

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$321,999	$383,300	$462,606
Capitalized interest	13,164	9,777	6,700
Non-cash interest expense	(13,905)	(11,395)	(4,044)
Secured debt principal payments	27,804	38,554	56,205
Preferred dividends	60,502	69,129	66,336
Total fixed charges	409,564	489,365	587,803
Adjusted EBITDA	$971,525	$1,264,091	$1,503,715
Adjusted fixed charge coverage ratio	2.37x	2.58x	2.56x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2011	2012	2013
Total revenues:
Seniors housing triple-net	$578,269	$710,889	$803,731
Seniors housing operating	456,085	703,702	1,617,402
Medical facilities	278,138	389,541	459,179
Non-segment/corporate	690	912	296
Total revenues	1,313,182	1,805,044	2,880,608
Property operating expenses:
Seniors housing operating	314,142	471,678	1,089,239
Medical facilities	60,922	96,311	117,574
Total property operating expenses	375,064	567,989	1,206,813
Net operating income:
Seniors housing triple-net	578,269	710,889	803,731
Seniors housing operating	141,943	232,024	528,163
Medical facilities	217,216	293,230	341,605
Non-segment/corporate	690	912	296
Net operating income from continuing operations	$938,118	$1,237,055	$1,673,795
Reconciling items:
Interest expense	(290,981)	(361,565)	(458,360)
Loss (gain) on derivatives, net	-	1,825	(4,470)
Depreciation and amortization	(386,478)	(506,220)	(865,800)
General and administrative	(77,201)	(97,341)	(108,318)
Transaction costs	(70,224)	(61,609)	(133,401)
Loss (gain) on extinguishment of debt	979	775	909
Provision for loan losses	(2,010)	(27,008)	(2,110)
Income tax benefit (expense)	(1,388)	(7,612)	(7,491)
Income (loss) from unconsolidated entities	5,772	2,482	(8,187)
Income (loss) from discontinued operations, net	96,129	114,058	51,713
Preferred dividends	(60,502)	(69,129)	(66,336)
Preferred stock redemption charge	-	(6,242)	-
Loss (income) attributable to noncontrolling interests	4,894	2,415	6,770
	(781,010)	(1,015,171)	(1,595,081)
Net income (loss) attributable to common stockholders	$157,108	$221,884	$78,714

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
Same Store Cash NOI Reconciliation:	2011	2012	2013
Net operating income from continuing operations:
Seniors housing triple-net	$578,269	$710,889	$803,731
Seniors housing operating	141,943	232,024	528,163
Medical facilities	217,216	293,230	341,605
Total	937,428	1,236,143	1,673,499
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties	(10,736)	(7,079)	(8,987)
NOI attributable to non same store properties	(260,576)	(390,112)	(475,275)
Subtotal	(271,312)	(397,191)	(484,262)
Seniors housing operating:
NOI attributable to non same store properties	(108,180)	(192,913)	(487,210)
Subtotal	(108,180)	(192,913)	(487,210)
Medical facilities:
Non-cash NOI on same store properties	(7,771)	(6,372)	(4,169)
NOI attributable to non same store properties	(25,170)	(100,113)	(150,518)
Subtotal	(32,941)	(106,485)	(154,687)
Total	(412,433)	(696,589)	(1,126,159)
Same store cash net operating income:
Seniors housing triple-net	306,957	313,698	319,469
Seniors housing operating	33,763	39,111	40,953
Medical facilities	184,275	186,745	186,918
Total	$524,995	$539,554	$547,340

Same Store Cash NOI Property Reconciliation:
Total properties	1,142
Acquisitions	(619)
Developments	(29)
Disposals/Held-for-sale	(3)
Segment transitions	(40)
Other(1)	(15)
Same store properties	436

(1) Includes ten land parcels and five loans.

Health Care Industry

     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to approximately $3.3 trillion in 2015 or 18.4% of gross domestic product (“GDP”). The average annual growth in national health expenditures for 2012 through 2022 is expected to be 5.8%.

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

     The total U.S. population is projected to increase by 13.4% through 2033. The elderly population aged 65 and over is projected to increase by 68.3% through 2033. The elderly are an important component of health care utilization, especially independent living services, assisted living services, skilled nursing services, inpatient and outpatient hospital services and physician ambulatory care. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a seniors housing community. Therefore, we believe there will be continued demand for companies, such as ours, with expertise in health care real estate.

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

Health Reform Laws

     On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees.  The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially−eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met.  On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow States not to participate in the expansion – and to forego funding for the Medicaid expansion – without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of mid-December 2013, almost half of the states have made statements or otherwise indicated that they do not intend to expand Medicaid coverage at this time.  The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to pay for part of those additional costs beginning in 2017.

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

     Impact to Reimbursement of the Operators and Tenants of Our Properties. The Health Reform Laws provide for various changes to the reimbursement that our operators and tenants may receive. One such change is a reduction to the market basket adjustments for inpatient acute hospitals, long−term care hospitals, inpatient rehabilitation facilities, home health agencies, psychiatric hospitals, hospice care and outpatient hospitals.  Since 2012, the otherwise applicable percentage increase to the market basket for inpatient acute hospitals has decreased.  Since 2012, inpatient acute hospitals have also faced a downward adjustment of the annual percentage increase to the market basket rate by a “productivity adjustment.” The productivity adjustment may cause the annual percentage increase to be less than zero, which would mean that inpatient acute hospitals could face payment rates for a fiscal year that are less than the payment rates for the preceding year.

     A similar productivity adjustment has applied to skilled nursing facilities since 2012, which means that the payment rates for skilled nursing facilities may decrease from one year to the next. Long−term care hospitals have faced a specified percentage decrease in their annual update for discharges since 2010. Additionally, since 2012, long-term care hospitals have been subject to the productivity adjustments, which may decrease the federal payment rates for long-term care hospitals. Similar productivity adjustments to payment rates have applied to inpatient rehabilitation facilities since 2012, inpatient psychiatric hospitals since 2013 and outpatient hospitals since 2012.

     The Health Reform Laws revise other reimbursement provisions that may affect our business. For example, the Health Reform Laws reduce states’ Medicaid disproportionate share hospital (“DSH”) allotments, starting in 2014 through 2020. On September 18, 2013, CMS published a final rule that sets forth the annual reductions for Medicaid DSH payments for fiscal years 2014 and 2015, which were mandated by the Health Reform Laws, based on the assumption that the number of uninsured people will fall sharply beginning in 2014.  Although the Health Reform Laws mandated reductions in Medicaid DSH spending from 2014 through 2020, the final rule addresses only DSH reductions for 2014 and 2015.  In the final rule, CMS explained that, while the President’s FY 2014

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

budget proposed to delay these reductions until 2015, the Department of Health and Human Services has no flexibility to institute a delay without congressional action. These allotments would have provided additional funding for DSH hospitals that are operators or tenants of our properties, and thus, any reduction might negatively impact these operators or tenants.

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

     The Health Reform Laws additionally call for the creation of the Independent Payment Advisory Board (the “Board”), which will be responsible for establishing payment policies, including recommendations in the event that Medicare costs exceed a certain threshold. Proposals for recommendations submitted by the Board prior to December 31, 2018 may not include recommendations that would reduce payments for hospitals, skilled nursing facilities, and physicians, among other providers, prior to December 31, 2019.  Pursuant to statute, the Board’s first set of recommendations were due on January 15, 2014.  However, the President has yet to nominate anyone to serve on the Board, and the fiscal year 2014 omnibus appropriations bill rescinds $10 million of funding from the Board.

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

     Additionally, although the Health Reform Laws delayed implementation of the Resource Utilization Group, Version Four (“RUG−IV”), which revises the payment classification system for skilled nursing facilities, the Medicare and Medicaid Extenders Act of 2010 repealed this delay retroactively to October 1, 2010. The implementation of the RUG-IV classification may impact our tenants and operators by revising the classifications of certain patients. The federal reimbursement for certain facilities, such as skilled nursing facilities, incorporates adjustments to account for facility case-mix. The Health Reform Laws also extend certain payment rules related to long−term acute care hospitals found in the Medicare, Medicaid, and SCHIP Extension Act of 2007 (“MMSEA”). The MMSEA delayed the implementation of a policy referred to as the “25% threshold rule” that would limit the proportion of patients who can be admitted from a co-located or host hospital during a cost reporting period and be paid under the long-term care hospital prospective payment system.  The Health Reform Laws further extended the delay, which expired at various points in calendar year 2012, depending on the start of the provider’s cost reporting period.  The Long Term Care Hospital Prospective Payment Final Rule for fiscal year 2013 extended the delay for an additional year.  However, in the fiscal year 2014 final rule for the Medicare Inpatient Prospective Payment System, CMS finalized its proposal to let expire the one-year extension of the existing moratorium on the 25% threshold policy.  The expiration of the moratorium on the 25% threshold policy impacts cost reporting periods that began on or after October 1, 2013.

     Finally, many other changes resulting from the Health Reform Laws, or implementing regulations or guidance, may negatively impact our operators and tenants. We will continue to monitor and evaluate the Health Reform Laws and implementing regulations and guidance to determine other potential effects of the reform.

     Impact of Fraud and Abuse Provisions. The Health Reform Laws revise health care fraud and abuse provisions that will affect our operators and tenants. Specifically, the Health Reform Laws allow for up to treble damages under the Federal False Claims Act for violations related to state−based health insurance exchanges authorized by the Health Reform Laws, which will be implemented beginning in 2014. The Health Reform Laws also impose new civil monetary penalties for false statements or actions that lead to delayed inspections, with penalties of up to $15,000 per day for failure to grant timely access and up to $50,000 for a knowing violation. Additionally, the Health Reform Laws require certain entities – including providers, suppliers, Medicaid managed care

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

organizations, Medicare Advantage organizations, and prescription drug program sponsors – to report and return overpayments to the appropriate payer by the later of (a) sixty (60) days after the date the overpayment was “identified,” or (b) the date that the “corresponding cost report” is due. The entity also must notify the payer in writing of the reason for the overpayment. A violation of these requirements may result in criminal liability, civil liability under the FCA, and/or exclusion from the federal health care programs. On February 14, 2012, CMS published a proposed rule implementing the Health Reform Laws requirement that health care providers and suppliers report and return self−identified overpayments by the later of 60 days after the date the overpayment was identified, or the date any corresponding cost report is due, if applicable; however, as early January 2014, the rule has yet to be finalized. The Health Reform Laws also amend the Federal Anti−Kickback Statute (“AKS”) to state that any items or services “resulting from” a violation of the AKS constitute a “false or fraudulent claim” under the Federal False Claims Act. The Health Reform Laws also provide for additional funding to investigate and prosecute health care fraud and abuse. Accordingly, the increased penalties under the Health Reform Laws for fraud and abuse violations may have a negative impact on our operators and tenants in the event that the government brings an enforcement action or subjects them to penalties.

     Further, CMS published final rulemaking to implement the enhanced provider and supplier screening provisions called for in the Health Reform Laws. Under the final rule, as of March 25, 2011, all enrolling and participating providers and suppliers are assessed an annual administrative fee and are placed in one of three risk levels (limited, moderate, and high) based on an assessment of the individual’s or entity’s overall risk of fraud, waste and abuse. This rule also allows for the temporary suspension of Medicare payments to providers or suppliers in the event CMS receives credible information that an overpayment, fraud, or willful misrepresentation has occurred. The Health Reform Laws granted the Secretary of the Department of Health and Human Services significant discretionary authority to suspend, exclude, or impose fines on providers and suppliers based on the agency’s determination that such a provider or supplier is “high−risk,” and, as a result, this final rulemaking has the potential to materially adversely affect our operators and tenants who may be evaluated under the enhanced screening process.

     On November 2, 2011, CMS and OIG jointly published the final rule establishing waivers of certain fraud and abuse laws to ACOs. These waivers include automatic AKS, Stark, and Civil Monetary Penalty Law waivers that may be applied in certain situations and that will apply uniformly to each ACO, ACO participant, and ACO provider/supplier. Notably, the final rule states that CMS and OIG intend to closely monitor ACOs through June 2013 to ensure that these waivers are not causing “undesirable effects” and do not need to be narrowed to prevent fraud and abuse. As of early January 2014, the results of this monitoring effort have not been made publicly available.

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

     Impact to the Health Care Plans Offered to Our Employees. The Health Reform Laws affect employers that provide health plans to their employees. The laws change the tax treatment of the Medicare Part D retiree drug subsidy and extend dependent coverage for dependents up to age 26, among other changes. We continue to evaluate our health care plans for these changes as new reform laws are enacted. These changes may affect our operators and tenants as well.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 1 to our consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2013.

The following table presents information about our critical accounting policies, as well as the material assumptions used to develop each estimate:

Nature of Critical Accounting Estimate	Assumptions/Approach Used

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of joint venture entities in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests.  In addition, we consolidate those entities deemed to be variable interest entities (VIEs) in which we are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

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

The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values of our forward exchange contracts are estimated using pricing models that consider forward currency spot rates, forward trade rates and discount rates.  Fair values of our interest rate swaps are estimated by utilizing pricing models that consider forward yield curves, discount rates and counterparty credit risk. Such amounts and their recognition are subject to significant estimates which may change in the future.

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

Impact of Inflation

During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, our earnings are primarily long-term investments with predictable rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes, secured debt and borrowings under our primary unsecured line of credit arrangement. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing for us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We seek to mitigate the underlying foreign currency exposures with gains and losses on derivative contracts hedging these exposures.  We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. This section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates and foreign currency exchange rates.

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

	December 31, 2013		December 31, 2012
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,421,707	$(408,790)	$6,145,457	$(451,478)
Secured debt	2,787,236	(102,211)	2,024,454	(96,290)
Totals	$10,208,943	$(511,001)	$8,169,911	$(547,768)

       Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At December 31, 2013, we had $1,089,362,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $10,893,620. At December 31, 2012, we had $527,060,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $5,271,000.

          We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impacts the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the twelve months ended December 31, 2013, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $500,000 for the twelve-month period.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the United States, we may also decide to transact additional business or borrow funds in currencies other than the U.S. Dollar, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	December 31, 2013		December 31, 2012
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts(1)	$4,066	$(2,964)	$296	$(89)
Debt designated as hedges	1,146,596	8,002	251,054	2,500
Totals	$1,150,662	$5,038	$251,350	$2,411

(1) Amounts exclude cross currency hedge activity.

     For additional information regarding derivatives and fair values of financial instruments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Notes 11 and 16 to our consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Health Care REIT, Inc.

     We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

                                    /s/  Ernst & Young LLP

Toledo, Ohio

February 21, 2014

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	December 31,	December 31,
	2013	2012
Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$1,878,877	$1,365,391
Buildings and improvements	20,625,515	15,635,127
Acquired lease intangibles	1,070,754	673,684
Real property held for sale, net of accumulated depreciation	18,502	245,213
Construction in progress	141,085	162,984
Gross real property owned	23,734,733	18,082,399
Less accumulated depreciation and amortization	(2,386,658)	(1,555,055)
Net real property owned	21,348,075	16,527,344
Real estate loans receivable	332,146	895,665
Net real estate investments	21,680,221	17,423,009
Other assets:
Investments in unconsolidated entities	479,629	438,936
Goodwill	68,321	68,321
Deferred loan expenses	70,875	66,327
Cash and cash equivalents	158,780	1,033,764
Restricted cash	72,821	107,657
Receivables and other assets	553,310	411,095
Total other assets	1,403,736	2,126,100
Total assets	$23,083,957	$19,549,109

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangements	$130,000	$0
Senior unsecured notes	7,379,308	6,114,151
Secured debt	3,058,248	2,336,196
Capital lease obligations	84,458	81,552
Accrued expenses and other liabilities	640,573	462,099
Total liabilities	11,292,587	8,993,998

Redeemable noncontrolling interests	35,039	34,592

Equity:
Preferred stock	1,017,361	1,022,917
Common stock	289,461	260,396
Capital in excess of par value	12,418,520	10,543,690
Treasury stock	(21,263)	(17,875)
Cumulative net income	2,329,869	2,184,819
Cumulative dividends	(4,600,854)	(3,694,579)
Accumulated other comprehensive income (loss)	(24,531)	(11,028)
Other equity	6,020	6,461
Total Health Care REIT, Inc. stockholders’ equity	11,414,583	10,294,801
Noncontrolling interests	341,748	225,718
Total equity	11,756,331	10,520,519
Total liabilities and equity	$23,083,957	$19,549,109

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
	2013	2012	2011

Revenues:
Rental income	$1,227,589	$1,063,214	$804,732
Resident fees and services	1,616,290	697,494	456,085
Interest income	32,663	39,065	41,070
Other income	4,066	5,271	11,295
Total revenues	2,880,608	1,805,044	1,313,182

Expenses:
Interest expense	458,360	361,565	290,981
Property operating expenses	1,206,813	567,989	375,064
Depreciation and amortization	865,800	506,220	386,478
General and administrative	108,318	97,341	77,201
Transaction costs	133,401	61,609	70,224
Loss (gain) on derivatives, net	4,470	(1,825)	-
Loss (gain) on extinguishment of debt, net	(909)	(775)	(979)
Provision for loan losses	2,110	27,008	2,010
Total expenses	2,778,363	1,619,132	1,200,979
Income from continuing operations before income taxes
and income from unconsolidated entities	102,245	185,912	112,203
Income tax (expense) benefit	(7,491)	(7,612)	(1,388)
Income (loss) from unconsolidated entities	(8,187)	2,482	5,772

Income from continuing operations	86,567	180,782	116,587
Discontinued operations:
Gain (loss) on sales of properties, net	49,138	100,549	61,160
Impairment of assets	-	(29,287)	(12,194)
Income (loss) from discontinued operations, net	2,575	42,796	47,163
Discontinued operations, net	51,713	114,058	96,129

Net income	138,280	294,840	212,716
Less: Preferred stock dividends	66,336	69,129	60,502
Less: Preferred stock redemption charge	-	6,242	-
Less: Net income (loss) attributable to noncontrolling interests(1)	(6,770)	(2,415)	(4,894)
Net income attributable to common stockholders	$78,714	$221,884	$157,108

Average number of common shares outstanding:
Basic	276,929	224,343	173,741
Diluted	278,761	225,953	174,401

Earnings per share:
Basic:
Income from continuing operations
attributable to common stockholders	$0.10	$0.48	$0.35
Discontinued operations, net	0.19	0.51	0.55
Net income attributable to common stockholders*	$0.28	$0.99	$0.90

Diluted:
Income from continuing operations
attributable to common stockholders	$0.10	$0.48	$0.35
Discontinued operations, net	0.19	0.50	0.55
Net income attributable to common stockholders*	$0.28	$0.98	$0.90

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
	2013	2012	2011

Net income	$138,280	$294,840	$212,716

Other comprehensive income (loss):
Unrecognized gain/(loss) on equity investments	(173)	403	(122)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gain/(loss)	1,898	3,200	3,189
Reclassification adjustment realized in net income	0	(1,596)	(1,781)
Unrecognized actuarial gain/(loss)	1,522	(226)	(2,115)
Foreign currency translation gain/(loss)	(23,247)	(881)	0
Total other comprehensive income (loss)	(20,000)	900	(829)

Total comprehensive income	118,280	295,740	211,887
Total comprehensive income attributable to noncontrolling interests(1)	(13,267)	(2,415)	(4,894)
Total comprehensive income attributable to stockholders	$105,013	$293,325	$206,993

(1) Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at December 31, 2010	$291,667	147,155	4,932,468	(11,352)	1,676,196	(2,427,881)	(11,099)	5,697	130,249	$4,733,100
Comprehensive income:
Net income					217,610				(3,591)	214,019
Other comprehensive income:							(829)			(829)
Total comprehensive income										213,190
Net change in noncontrolling interests			6,468						27,225	33,693
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,895	138,989	(2,183)				(1,494)		138,207
Net proceeds from sale of common stock		42,249	1,964,102							2,006,351
Proceeds from issuance of preferred shares	718,750		(22,313)							696,437
Option compensation expense								1,917		1,917
Cash dividends paid:
Common stock cash dividends						(483,746)				(483,746)
Preferred stock cash dividends						(60,502)				(60,502)
Balances at December 31, 2011	1,010,417	192,299	7,019,714	(13,535)	1,893,806	(2,972,129)	(11,928)	6,120	153,883	7,278,647
Comprehensive income:
Net income					297,255				(1,480)	295,775
Other comprehensive income:							900			900
Total comprehensive income										296,675
Net change in noncontrolling interests			(7,136)						73,315	66,179
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,658	149,955	(4,340)				(2,534)		145,739
Net proceeds from sale of common stock		64,400	3,382,532							3,446,932
Equity component of convertible debt		1,039	2,236							3,275
Proceeds from issuance of preferred shares	287,500		(9,813)							277,687
Redemption of preferred stock	(275,000)		6,202		(6,242)					(275,040)
Option compensation expense								2,875		2,875
Cash dividends paid:
Common stock cash dividends						(653,321)				(653,321)
Preferred stock cash dividends						(69,129)				(69,129)
Balances at December 31, 2012	1,022,917	260,396	10,543,690	(17,875)	2,184,819	(3,694,579)	(11,028)	6,461	225,718	10,520,519
Comprehensive income:
Net income					145,050				(5,487)	139,563
Other comprehensive income:							(13,503)		(6,497)	(20,000)
Total comprehensive income										119,563
Net change in noncontrolling interests		1,109	23,815						128,014	152,938
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		3,852	239,837	(3,388)				(1,555)		238,746
Net proceeds from sale of common stock		23,000	1,607,281							1,630,281
Equity component of convertible debt		988	(1,543)							(555)
Conversion of preferred stock	(5,556)	116	5,440							0
Option compensation expense								1,114		1,114
Cash dividends paid:
Common stock cash dividends						(839,939)				(839,939)
Preferred stock cash dividends						(66,336)				(66,336)
Balances at December 31, 2013	$1,017,361	$289,461	$12,418,520	$(21,263)	$2,329,869	$(4,600,854)	$(24,531)	$6,020	$341,748	$11,756,331

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating activities
Net income	$138,280	$294,840	$212,716
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	873,960	533,585	423,605
Other amortization expenses	8,097	15,185	16,851
Provision for loan losses	2,110	27,008	2,010
Impairment of assets	0	29,287	12,194
Stock-based compensation expense	20,177	18,521	10,786
Loss (gain) on derivatives, net	4,470	(1,825)	0
Loss (gain) on extinguishment of debt, net	(909)	(775)	(979)
Loss (income) from unconsolidated entities	8,187	(2,482)	(5,772)
Rental income in excess of cash received	(46,068)	(32,362)	(31,578)
Amortization related to above (below) market leases, net	460	165	(2,507)
Loss (gain) on sales of properties, net	(49,138)	(100,549)	(61,160)
Distributions by unconsolidated entities	8,885	17,607	6,149
Increase (decrease) in accrued expenses and other liabilities	67,557	38,213	10,653
Decrease (increase) in receivables and other assets	(47,571)	(18,285)	(4,744)
Net cash provided from (used in) operating activities	988,497	818,133	588,224

Investing activities
Cash disbursed for acquisitions	(3,597,955)	(2,923,251)	(4,514,271)
Cash disbursed for capital improvements to existing properties	(135,832)	(135,450)	(89,247)
Cash disbursed for construction in progress	(247,560)	(286,410)	(301,604)
Capitalized interest	(6,700)	(9,777)	(13,164)
Investment in real estate loans receivable	(117,059)	(665,094)	(51,477)
Other investments, net of payments	(15,634)	25,425	(22,986)
Principal collected on real estate loans receivable	102,886	35,020	188,811
Contributions to unconsolidated entities	(99,769)	(227,735)	(2,784)
Distributions by unconsolidated entities	30,853	13,136	9,135
Proceeds from (payments on) derivatives	(6,803)	6,652	0
Decrease (increase) in restricted cash	79,957	(35,766)	30,248
Proceeds from sales of real property	482,023	610,271	247,210
Net cash provided from (used in) investing activities	(3,531,593)	(3,592,979)	(4,520,129)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	130,000	(610,000)	310,000
Proceeds from issuance of senior unsecured notes	1,756,192	2,025,708	1,381,086
Payments to extinguish senior unsecured notes	(517,625)	(370,524)	(3)
Net proceeds from the issuance of secured debt	89,208	157,418	119,030
Payments on secured debt	(674,103)	(406,210)	(83,998)
Net proceeds from the issuance of common stock	1,854,637	3,581,292	2,137,594
Net proceeds from the issuance of preferred stock	0	277,687	696,437
Redemption of preferred stock	0	(275,000)	0
Decrease (increase) in deferred loan expenses	(13,503)	(7,152)	(28,867)
Contributions by noncontrolling interests(1)	5,072	24,115	8,604
Distributions to noncontrolling interests(1)	(35,592)	(29,353)	(30,705)
Acquisitions of non-controlling interests	(23,247)	0	0
Cash distributions to stockholders	(906,275)	(722,450)	(544,248)
Other financing activities	2,906	(403)	(1,113)
Net cash provided from (used in) financing activities	1,667,670	3,645,128	3,963,817

Effect of foreign currency translation on cash and cash equivalents	442	0	0

Increase (decrease) in cash and cash equivalents	(874,984)	870,282	31,912
Cash and cash equivalents at beginning of period	1,033,764	163,482	131,570
Cash and cash equivalents at end of period	$158,780	$1,033,764	$163,482

Supplemental cash flow information:
Interest paid	$447,108	$369,511	$285,884
Income taxes paid	12,110	3,071	389

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of December 31, 2013, our diversified portfolio consisted of 1,199 properties in 46 states, the United Kingdom, and Canada. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

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

Investments in Unconsolidated Entities

     Investments in less than majority owned entities are reported under the equity method of accounting when our interests represent either (1) general partnership interests subject to substantive participating or kick-out rights that have been granted to the limited partners, or (2) limited partnership interests with no control over major operating and financial policies of the entities. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. Other equity investments include an investment in available-for-sale securities. These equity investments represented a minimal ownership interest in these companies. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

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

New Accounting Standards

     In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires companies to provide information about the amounts that are reclassified out of accumulated other comprehensive income by component and by the respective line items of net income.  The amendment to authoritative guidance associated with comprehensive income was effective for us on January 1, 2013.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Reclassifications

     Certain amounts in prior years have been reclassified to conform to current year presentation.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Real Property Acquisitions and Development

    The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  During the year ended December 31, 2013, we finalized our purchase price allocation of certain previously reported acquisitions and there were no material changes from those previously disclosed.

     Seniors Housing Triple-net Activity

     The following provides our purchase price allocations and other seniors housing triple-net real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2013(1)	2012	2011
Land and land improvements	$54,596	$87,242	$212,156
Buildings and improvements	265,390	984,077	3,108,508
Restricted cash	189	0	0
Receivables and other assets	1,020	119	9,101
Total assets acquired(2)	321,195	1,071,438	3,329,765
Secured debt	(9,810)	(89,881)	(93,431)
Accrued expenses and other liabilities	(540)	(3,542)	(91,290)
Total liabilities assumed	(10,350)	(93,423)	(184,721)
Capital in excess of par	0	921	0
Noncontrolling interests	0	(17,215)	0
Non-cash acquisition related activity	(151)	(616)	(2,532)
Cash disbursed for acquisitions	310,694	961,105	3,142,512
Construction in progress additions	141,129	179,684	182,626
Less: Capitalized interest	(4,698)	(6,041)	(5,752)
Cash disbursed for construction in progress	136,431	173,643	176,874
Capital improvements to existing properties	34,926	67,026	49,336
Total cash invested in real property, net of cash acquired	$482,051	$1,201,774	$3,368,722

(1)	Includes acquisitions with an aggregate purchase price of $212,043,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2)	Excludes $2,031,000 of cash acquired during the year ended December 31, 2012.

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

     The following is a summary of our seniors housing operating real property investment activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013(1)	2012	2011
Land and land improvements	$445,152	$146,332	$112,350
Buildings and improvements	4,275,046	1,341,560	1,512,764
Acquired lease intangibles	396,444	118,077	122,371
Restricted cash	44,427	1,296	20,699
Receivables and other assets	79,564	10,125	901
Total assets acquired(2)	5,240,633	1,617,390	1,769,085
Secured debt	(1,275,245)	(124,190)	(796,272)
Accrued expenses and other liabilities	(96,709)	(17,347)	(44,483)
Total liabilities assumed	(1,371,954)	(141,537)	(840,755)
Capital in excess of par	-	0	(6,017)
Noncontrolling interests	(232,575)	(56,884)	(69,984)
Non-cash acquisition related activity(3)	(555,563)	-	-
Cash disbursed for acquisitions	3,080,541	1,418,969	852,329
Construction in progress additions	3,894	-	-
Less: Capitalized interest	(57)	-	-
Cash disbursed for construction in progress	3,837	-	-
Capital improvements to existing properties	72,258	21,751	15,880
Total cash invested in real property, net of cash acquired	$3,156,636	$1,440,720	$868,209

(1)	Includes an aggregate purchase price of $1,318,168,000 relating to the Revera Partnership for which the allocation of the purchase price consideration is preliminary and subject to change.

(2)	Excludes $92,148,000, $20,691,000 and $38,952,000 of cash acquired during the years ended December 31, 2013, 2012 and 2011, respectively.
(3)	Represents Sunrise loan and noncontrolling interest acquisitions during the first quarter of 2013.

     Revera Acquisition

     On May 28, 2013, we completed the formation of our partnership (the “Revera Partnership”) with Revera Inc. to own and operate a portfolio of 47 seniors housing properties in Canada.  We own a 75% partnership interest and Revera Inc. owns the remaining 25% interest and manages the facilities.  The results of operations for the Revera Partnership have been included in our consolidated results of operations beginning on May 28, 2013 and are a component of our seniors housing operating segment.  Consolidation is based on a combination of ownership interest and control of operational decision-making authority.  The total purchase price of $1,318,168,000 for the 47 properties acquired has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values in accordance with the Company’s accounting policies.  Such allocations have not been finalized as we are reviewing final asset valuations with our partner, and, as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet as of December 31, 2013 is preliminary and subject to adjustment.

     Sunrise Merger

     In August 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunrise Senior Living, Inc. (“Sunrise”), pursuant to which we agreed to acquire Sunrise in an all-cash merger (the “Merger”) in which Sunrise stockholders would receive $14.50 in cash for each share of Sunrise common stock. On January 9, 2013, we completed our acquisition of the Sunrise property portfolio.  The Sunrise Merger advances our strategic vision to own higher-end, private pay properties located in major metropolitan markets.  On July 1, 2013, we acquired the remaining interests in 49 previously unconsolidated properties.  As of December 31, 2013, 120 properties are wholly owned and five properties are held in unconsolidated entities (see Note 7 for additional information).  The total purchase price of approximately $4,155,052,000, including approximately $2,456,011,000 of cash consideration, has been allocated to the tangible and identifiable intangible assets and liabilities in the table above based on respective fair values in accordance with our accounting policies.

     We recognized $654,717,000, $22,930,000 and $0 of revenues and $216,827,000, $11,698,000 and $0 of net operating income from continuing operations related to the consolidated Sunrise portfolio during the twelve month periods ended December 31, 2013, 2012 and 2011, respectively.  In addition, we incurred $77,187,000 of transaction costs, which include advisory fees, due diligence

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs, severances, and fees for legal and valuation services during the twelve month period ended December 31, 2013.  These amounts are included in the seniors housing operating results reflected in Note 17.

The following unaudited pro forma consolidated results of operations have been prepared as if the Sunrise Merger had occurred as of January 1, 2012 based on the purchase price allocations discussed above. Amounts are in thousands, except per share data:

	Year Ended December 31,
	2013	2012
Revenues	$3,047,072	$2,487,332
Income (loss) from continuing operations attributable to common stockholders	$17,091	$(50,424)
Income (loss) from continuing operations attributable to common stockholders per share:
Basic	$0.06	$(0.23)
Diluted	$0.06	$(0.23)

     Medical Facilities Activity

          Accrued contingent consideration related to certain medical facility acquisitions was $26,187,000 and $34,692,000 as of December 31, 2013 and 2012, respectively.  Of the amount recognized, $12,500,000 is required to be settled in the Company’s common stock upon the achievement of certain performance thresholds.  The following is a summary of our medical facilities real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2013(1)	2012	2011
Land and land improvements	$14,515	$68,619	$48,342
Buildings and improvements	251,291	648,409	520,976
Acquired lease intangibles	9,432	115,233	60,609
Restricted cash	505	975	100
Receivables and other assets	344	4,469	3,053
Total assets acquired(2)	276,087	837,705	633,080
Secured debt	(55,884)	(267,527)	(72,225)
Accrued expenses and other liabilities	(1,041)	(25,928)	(34,214)
Total liabilities assumed	(56,925)	(293,455)	(106,439)
Noncontrolling interests	(386)	(193)	(7,211)
Non-cash acquisition related activity(3)	(12,056)	(880)	0
Cash disbursed for acquisitions	206,720	543,177	519,430
Construction in progress additions	127,989	134,830	165,593
Less: Capitalized interest	(1,945)	(3,736)	(7,412)
Accruals	(18,752)	(18,327)	(33,451)
Cash disbursed for construction in progress	107,292	112,767	124,730
Capital improvements to existing properties	28,648	46,673	24,031
Total cash invested in real property, net of cash acquired	$342,660	$702,617	$668,191

(1)	Includes acquisitions with an aggregate purchase price of $222,147,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2)	Excludes $2,154,000 of cash acquired during the year ended December 31, 2011.
(3)	Represents non-cash consideration exchanged in an asset swap transaction during the year ended December 31, 2013.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Development projects:
Seniors housing triple-net	$133,181	$146,913	$114,161
Medical facilities	127,363	189,135	355,935
Total development projects	260,544	336,048	470,096
Expansion projects	26,395	4,983	45,414
Total construction in progress conversions	$286,939	$341,031	$515,510

      At December 31, 2013, future minimum lease payments receivable under operating leases (excluding properties in our seniors housing operating partnerships and excluding any operating expense reimbursements) are as follows (in thousands):

2014	$293,766
2015	286,361
2016	273,716
2017	256,029
2018	235,245
Thereafter	1,330,688
Totals	$2,675,805

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2013	December 31, 2012
Assets:
In place lease intangibles	$937,357	$541,729
Above market tenant leases	55,939	56,086
Below market ground leases	59,165	61,450
Lease commissions	18,293	14,419
Gross historical cost	1,070,754	673,684
Accumulated amortization	(571,008)	(257,242)
Net book value	$499,746	$416,442

Weighted-average amortization period in years	16.7	16.4

Liabilities:
Below market tenant leases	$76,381	$77,036
Above market ground leases	9,490	9,490
Gross historical cost	85,871	86,526
Accumulated amortization	(34,434)	(27,753)
Net book value	$51,437	$58,773

Weighted-average amortization period in years	14.3	14.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Rental income related to above/below market tenant leases, net	$748	$1,120	$3,340
Property operating expenses related to above/below market ground leases, net	(1,208)	(1,285)	(1,161)
Depreciation and amortization related to in place lease intangibles and lease commissions	(246,938)	(103,044)	(98,856)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2014	$217,179	$6,623
2015	60,154	5,646
2016	27,400	5,232
2017	21,393	4,937
2018	18,532	4,610
Thereafter	155,088	24,389
Totals	$499,746	$51,437

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

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Real property dispositions:
Seniors housing triple-net	$189,572	$372,378	$150,755
Medical facilities	259,367	149,344	35,295
Total dispositions	448,939	521,722	186,050
Gain (loss) on sales of real property, net	49,138	100,549	61,160
Seller financing on sales of real property	(3,850)	(12,000)	0
Non-cash disposition activity	(12,204)	0	0
Proceeds from real property sales	$482,023	$610,271	$247,210

We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at December 31, 2013 to discontinued operations.  Expenses include an allocation of interest expense based on property carrying values and our weighted-average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$18,377	$96,378	$124,113
Expenses:
Interest expense	4,246	21,735	31,018
Property operating expenses	3,396	4,482	8,806
Provision for depreciation	8,160	27,365	37,126
Income (loss) from discontinued operations, net	$2,575	$42,796	$47,163

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2013	2012
Mortgage loans	$146,987	$87,955
Other real estate loans	185,159	807,710
Totals	$332,146	$895,665

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2013			December 31, 2012				December 31, 2011
	Seniors			Seniors	Seniors			Seniors
	Housing	Medical		Housing	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Operating(1)	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$41,180	$4,095	$45,275	$2,220	$580,834	$38,336	$621,390	$18,541	$-	$18,541
Draws on existing loans	67,451	8,183	75,634	41,754	-	1,950	43,704	29,752	3,184	32,936
Sub-total	108,631	12,278	120,909	43,974	580,834	40,286	665,094	48,293	3,184	51,477
Less: Seller financing on property sales	(3,850)	-	(3,850)	-	-	-	-	-	-	-
Net cash advances on real estate loans	104,781	12,278	117,059	43,974	580,834	40,286	665,094	48,293	3,184	51,477
Receipts on real estate loans receivable:
Loan payoffs	68,950	646	69,596	10,387	-	2,168	12,555	162,705	2,943	165,648
Principal payments on loans	30,821	2,469	33,290	19,786	-	2,679	22,465	17,856	5,307	23,163
Total receipts on real estate loans	99,771	3,115	102,886	30,173	-	4,847	35,020	180,561	8,250	188,811
Net cash advances (receipts) on real estate loans	5,010	9,163	14,173	13,801	580,834	35,439	630,074	(132,268)	(5,066)	(137,334)
Change in balance due to foreign currency translation	1,402	-	1,402	-	-	-	-	-	-	-
Net change in real estate loans receivable	$6,412	$9,163	$15,575	$13,801	$580,834	$35,439	$630,074	$(132,268)	$(5,066)	$(137,334)

(1) Represents loan to Sunrise Senior Living, Inc. that was acquired upon merger consummation on January 9, 2013 as discussed in Note 3.

     The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2013(1)	2012(2)	2011(3)
Balance at beginning of year	$-	$-	$1,276
Provision for loan losses	2,110	27,008	2,010
Charge-offs	(2,110)	(27,008)	(3,286)
Balance at end of year	$-	$-	$-

(1) Provision and charge-off amounts relate to one active adult community in our seniors housing triple-net segment.
(2) Provision and charge-off amounts relate to one entrance fee community in our seniors housing triple-net segment.
(3) Provision and charge-off amounts relate to one hospital in our medical facilities segment.

The following is a summary of our loan impairments (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Balance of impaired loans at end of year	$500	$4,230	$6,244
Allowance for loan losses	-	-	-
Balance of impaired loans not reserved	$500	$4,230	$6,244
Average impaired loans for the year	$2,365	$5,237	$7,968
Interest recognized on impaired loans(1)	-	44	-

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

     During the year ended December 31, 2012, we entered into a joint venture with Chartwell Retirement Residences (TSX:CSH.UN). The portfolio contains 42 properties in Canada, 39 of which are owned 50% by us and Chartwell, and three of which we wholly own. All properties are managed by Chartwell. The 39 properties are accounted for under the equity method of accounting and do not qualify as VIEs (variable interest entities). The joint venture is structured under RIDEA. See Note 18 for additional information.  The aggregate remaining unamortized basis difference of our investment in this joint venture of $9,063,000 at December 31, 2013 is primarily attributable to transaction costs that will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

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

     The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our statements of comprehensive income as income or loss from unconsolidated entities.  Summarized combined financial information for our investments in unconsolidated entities held as of December 31, 2013 is as follows (dollars in thousands):

		Year Ended December 31,
		2013	2012
Net real estate investments		$1,589,590	$1,675,877
Other assets		564,109	110,629
Total assets		2,153,699	1,786,506
Total liabilities		1,227,053	970,521
Redeemable noncontrolling interests		29,482	21,694
Total equity		$897,164	$794,291

	Year Ended December 31,
	2013(1)	2012(2)	2011
Total revenues	$1,619,251	$324,941	$160,860
Net income (loss)	(17,439)	10,702	20,124

(1) Beginning January 9, 2013, includes the financial information for the Sunrise management company and the five remaining unconsolidated Sunrise properties discussed above.
(2) Beginning May 1, 2012, includes the financial information for the Chartwell unconsolidated entities discussed above.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     The following table summarizes certain information about our credit concentration as of December 31, 2013, excluding our share of investments in unconsolidated entities.  See Note 7 for additional information (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties	Investment	Investment(2)
Sunrise Senior Living	120	$4,019,340	19%
Genesis HealthCare	177	2,652,988	12%
Revera	47	1,170,552	5%
Benchmark Senior Living	39	940,124	4%
Belmont Village	19	850,500	4%
Remaining portfolio	740	12,046,717	56%
Totals	1,142	$21,680,221	100%

_____________________

(1)     Genesis is in our seniors housing triple-net segment. Sunrise, Revera, and Belmont Village are in our seniors housing operating segment. Benchmark is in both our seniors housing triple-net and seniors housing operating segments.

(2)     Investments with our top five relationships comprised 37% of total investments at December 31, 2012.

9. Borrowings Under Line of Credit Arrangement and Related Items

     At December 31, 2013, we had a $2,250,000,000 unsecured line of credit arrangement with a consortium of 30 banks. We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature, allowing for the aggregate commitment of up to $3,250,000,000.  The arrangement also allows us to borrow up to $500,000,000 in certain alternative currencies.  At December 31, 2013, we had $130,000,000 outstanding at 1.34%.  The revolving credit facility is scheduled to expire March 31, 2017, but can be extended for an additional year at our option.     Borrowings under the revolver are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.34% at December 31, 2013). The applicable margin is based on certain of our debt ratings and was 1.175% at December 31, 2013. In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount. The facility fee depends on certain of our debt ratings and was 0.225% at December 31, 2013.  Principal is due upon expiration of the agreement.

     The following information relates to aggregate borrowings under our unsecured lines of credit arrangements for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance outstanding at year end	$130,000	$0	$610,000
Maximum amount outstanding at any month end	$1,019,050	$897,000	$710,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$488,842	$191,378	$240,104
Weighted-average interest rate (actual interest
expense divided by average borrowings outstanding)	1.45%	1.80%	1.51%

10. Senior Unsecured Notes and Secured Debt

We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  At December 31, 2013, the annual principal payments due on these debt obligations were as follows (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2014	$0	$330,295	$330,295
2015(4)	485,029	409,239	894,268
2016(5)	1,200,000	382,917	1,582,917
2017	450,000	324,110	774,110
2018	450,000	429,284	879,284
Thereafter(6)	4,836,678	1,134,866	5,971,544
Totals	$7,421,707	$3,010,711	$10,432,418

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the consolidated balance sheet.
(2) Annual interest rates range from 1.5% to 6.5%.
(3) Annual interest rates range from 1.0% to 8.0%. Carrying value of the properties securing the debt totaled $6,243,475,000 at December 31, 2013.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $235,029,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2013). The loan matures on July 27, 2015 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 145 basis points (2.7% at December 31, 2013).

(5) On January 8, 2013, we completed funding on a $500,000,000 unsecured term loan.  The loan matures on March 31, 2016 (with an option to extend for two additional years at our discretion) and bears interest at LIBOR plus 135 basis points (1.5% at December 31, 2013).

(6) On November 20, 2013, we completed funding on a £550,000,000 (approximately $911,570,000 based on the Sterling/U.S. Dollar exchange rate on December 31, 2013) of 4.8% senior unsecured notes due 2028.

    The following is a summary of our senior unsecured note principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$5,894,403	4.675%	$4,464,927	5.133%	$3,064,930	5.129%
Debt issued	1,786,930	3.824%	1,800,000	3.691%	1,400,000	5.143%
Debt extinguished	(300,000)	6.000%	(76,853)	8.000%	(3)	4.750%
Debt redeemed	(219,295)	3.000%	(293,671)	4.750%	-	0.000%
Foreign currency	24,640	4.800%	-	0.000%	-	0.000%
Ending balance	$7,186,678	4.456%	$5,894,403	4.675%	$4,464,927	5.133%

     During the twelve months ended December 31, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029, generating net proceeds of $486,084,000. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2014, December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The notes are bifurcated into a debt component and an equity component since they may be settled in cash upon conversion. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance. The difference between the contractual principal on the debt and the value allocated to the debt of $29,925,000 was recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value.  During the year ended December 31, 2013, we received notice of conversion from holders of $219,295,000 of the senior unsecured convertible notes.  These notes were converted into 988,007 shares of common stock and we recognized a loss on extinguishment of $2,423,000, which is reflected on the consolidated statement of comprehensive income.

     The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,311,586	5.140%	$2,108,384	5.285%	$1,133,715	5.972%
Debt issued	89,208	4.982%	157,418	4.212%	116,903	5.697%
Debt assumed	1,290,858	4.159%	444,744	5.681%	940,854	4.444%
Debt extinguished	(614,375)	3.730%	(360,403)	4.672%	(55,317)	5.949%
Principal payments	(56,205)	5.248%	(38,744)	5.456%	(27,771)	5.845%
Foreign currency	(10,361)	4.013%	187	5.637%	-	0.000%
Ending balance	$3,010,711	5.095%	$2,311,586	5.140%	$2,108,384	5.285%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2013, we were in compliance with all of the covenants under our debt agreements.

11. Derivative Instruments

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.  In addition, non-U.S. investments expose us to the potential losses associated with adverse changes in foreign currency to U.S. Dollar exchange rates.  We have elected to manage these risks through the use of forward exchange contracts and issuing debt in the foreign currency.

Interest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $1,890,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

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

     On September 17, 2012, we entered into two forward exchange contracts to purchase $14,000,000 Canadian Dollars and £23,000,000 at a fixed rate in the future.  The forward contracts were used to limit exposure to fluctuations in foreign currency

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with future international transactions.  These forward contacts were settled on March 22, 2013 for a realized loss of $2,309,000, which was reflected on the consolidated statement of comprehensive income.

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

     On April 4, 2013, we entered into three forward exchange contracts to purchase $600,000,000 Canadian Dollars at a fixed rate in the future and three forward exchange contracts to sell $600,000,000 Canadian Dollars at a fixed rate in the future. The forward contracts were used to limit exposure to fluctuations in the Canadian Dollar to U.S. Dollar exchange rate associated with our initial cash investment funded for an acquisition in Canada. On May 22, 2013, the three forward exchange purchase contracts were settled for a realized loss of $10,355,000, which was reflected on the consolidated statement of comprehensive income, and the proceeds were used to fund our investment. On May 22, 2013, we designated the three forward exchange sell contracts as net investment hedges, and changes in fair value are reported in OCI as no ineffectiveness is anticipated. Prior to designating the three forward exchange sell contracts as net investments, they were marked to fair value and an unrealized gain of $13,071,000 was reflected on the consolidated statement of comprehensive income.  In December 2013, the three forward exchange sell contracts were settled with the net gain reflected in OCI, and we entered into three new forward exchange sell contracts to sell $600,000,000 Canadian Dollars at a fixed rate in the future.  These new forward exchange contracts were designated as net investment hedges, and changes in fair value are reported in OCI as no ineffectiveness is anticipated.

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

     On July 12, 2013, we entered into three forward exchange contracts to sell £675,000,000 at a fixed rate in the future.  The forward exchange contracts were used to hedge a portion of our investment in the United Kingdom at a fixed Pound Sterling rate in U.S. dollars and mature on December 31, 2013.  The forward exchange contracts were designated as net investment hedges and changes in fair value are reported in OCI as no ineffectiveness was expected.  In November 2013, we sold £550,000,000 aggregate principal amount of the Company’s 4.800% senior notes due 2028.  In conjunction with this transaction, we settled the three forward exchange sell contracts with the net loss reflected in OCI.  Upon settlement of the forward exchange sell contracts, we entered into one new forward exchange contract to sell £225,000,000 at a fixed rate in the future. The new forward exchange contract and the £550,000,000 senior notes were designated as a net investment hedge of our investment in the United Kingdom, and changes in the fair value of the forward exchange sell contracts and senior notes are reported in OCI as no ineffectiveness is anticipated.

     The following presents the impact of derivative instruments on the statement of comprehensive income and OCI for the periods presented (in thousands):

		Year Ended
	Location	December 31, 2013	December 31, 2012	December 31, 2011
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$(16)	$3,200	$3,189
Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(1,914)	(1,596)	1,781
Gain (loss) on forward exchange contracts recognized in income	Gain (loss) on derivatives, net	(4,470)	1,921	0
Gain (loss) on interest rate swaps recognized in income	Gain (loss) on derivatives, net	0	(96)	0
Gain (loss) on forward exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	(28,244)	(5,134)	0

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

     At December 31, 2013, we had five outstanding letter of credit obligations totaling $5,103,000 and expiring between 2013 and 2014.  At December 31, 2013, we had outstanding construction in process of $141,085,000 for leased properties and were committed to providing additional funds of approximately $243,083,000 to complete construction. At December 31, 2013, we had contingent purchase obligations totaling $65,217,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At December 31, 2013, we had operating lease obligations of $881,694,000 relating to certain ground leases and Company office space. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2013, aggregate future minimum rentals to be received under these noncancelable subleases totaled $44,106,000.

     At December 31, 2013, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2014	$14,117	$5,392
2015	14,057	13,157
2016	14,170	4,732
2017	14,210	4,732
2018	14,300	4,679
Thereafter	810,840	84,426
Totals	$881,694	$117,118

(1) Amounts above represent principal and interest obligations under capital lease arrangements.  Related assets with a gross value of $185,244,000 and accumulated depreciation of $13,132,000 are recorded in real property.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	December 31, 2013	December 31, 2012
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	26,108,236	26,224,854
Outstanding shares	26,108,236	26,224,854

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	290,024,789	260,780,109
Outstanding shares	289,563,651	260,373,754

     Preferred Stock.  The following is a summary of our preferred stock activity during the periods presented (dollars in thousands, except per share amounts):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,224,854	6.493%	25,724,854	7.013%	11,349,854	7.663%
Shares issued	-	0.000%	11,500,000	6.500%	14,375,000	6.500%
Shares redeemed	-	0.000%	(11,000,000)	7.716%	-	0.000%
Shares converted	(116,618)	6.000%	-	0.000%	-	0.000%
Ending balance	26,108,236	6.496%	26,224,854	6.493%	25,724,854	7.013%

     During the three months ended December 31, 2010, we issued 349,854 shares of 6.00% Series H Cumulative Convertible and Redeemable Preferred Stock in connection with a business combination.  These shares have a liquidation value of $25.00 per share. Dividends are payable quarterly in arrears. The preferred stock, which has no stated maturity, may be redeemed by us at a redemption price of $25.00 per share, plus accrued and unpaid dividends on such shares to the redemption date, on or after December 31, 2015.  During the twelve months ended December 31, 2013, 116,618 shares were converted into common stock.

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

     Common Stock. The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

March 2011 public issuance	28,750,000	$49.25	$1,415,938	$1,358,543
November 2011 public issuance	12,650,000	50.00	632,500	606,595
2011 Dividend reinvestment plan issuances	2,534,707	48.44	122,794	121,846
2011 Equity shelf program issuances	848,620	50.53	42,888	41,982
2011 Option exercises	232,081	37.17	8,628	8,628
2011 Totals	45,015,408		$2,222,748	$2,137,594

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
August 2012 public issuance	13,800,000	58.75	810,750	778,011
September 2012 public issuance	29,900,000	56.00	1,674,400	1,606,665
2012 Dividend reinvestment plan issuances	2,136,140	56.37	120,411	120,411
2012 Option exercises	341,371	40.86	13,949	13,949
2012 Senior note conversions	1,039,721		0	0
2012 Totals	67,917,232		$3,726,960	$3,581,292

May 2013 public issuance	23,000,000	$73.50	$1,690,500	$1,630,281
2013 Dividend reinvestment plan issuances	3,429,928	62.78	215,346	215,346
2013 Option exercises	213,724	42.16	9,010	9,010
2013 Senior note conversions	988,007		0	0
2013 Preferred stock conversions	116,618		0	0
2013 Equity issued in acquisition of noncontrolling interest	1,108,917		0	0
2013 Totals	28,857,194		$1,914,856	$1,854,637

     During the twelve months ended December 31, 2013, we acquired the remaining 20% noncontrolling interest in an existing

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partnership for $91,000,000 which consisted of $23,247,000 of cash and 1,108,917 shares of common stock. In connection with the acquisition, we incurred $2,732,000 of transaction costs, which we have included as a reduction to additional paid in capital.

     Dividends.   The increase in dividends is primarily attributable to increases in our common and preferred shares outstanding as described above.  Please refer to Notes 2 and 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$3.06000	$839,939	$2.96000	$653,321	$2.83500	$483,746
Series D Preferred Stock	-	0	0.50301	2,012	1.96875	7,875
Series F Preferred Stock	-	0	0.48715	3,410	1.90625	13,344
Series H Preferred Stock	2.85840	930	2.85840	1,000	2.85840	1,000
Series I Preferred Stock	3.25000	46,719	3.25000	46,719	1.33159	38,283
Series J Preferred Stock	1.62510	18,687	1.39038	15,988	-	0
Totals		$906,275		$722,450		$544,248

     Accumulated Other Comprehensive Income. The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)
Other comprehensive income before reclassification adjustments	(16,750)	(173)	1,522	(16)	(15,417)
Reclassification amount to net income	0	0	0	1,914(1)	1,914
Net current-period other comprehensive income	(16,750)	(173)	1,522	1,898	(13,503)
Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)

Balance at December 31, 2011	$0	$(619)	$(2,748)	$(8,561)	$(11,928)
Other comprehensive income before reclassification adjustments	(881)	403	(226)	2,808	2,104
Reclassification amount to net income	0	0	0	(1,204)(1)	(1,204)
Net current-period other comprehensive income	(881)	403	(226)	1,604	900
Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)

(1) Please see Note 11 for additional information.

     Other Equity.  Other equity consists of accumulated option compensation expense, which represents the amount of amortized compensation costs related to stock options awarded to employees and directors. Expense, which is recognized as the options vest based on the market value at the date of the award, totaled $1,114,000, $2,875,000 and $1,917,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights.  Under our long term incentive plan, certain restricted stock awards are performance based.  Compensation expense for these performance grants is measured based on the probability of achievement of certain objective and subjective performance goals and is recognized over both the performance period and vesting period.  If the estimated number of performance

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates.  Vesting periods for options, deferred stock units and restricted shares generally range from three years for non-employee directors to five years for officers and key employees. Options expire ten years from the date of grant.

Valuation Assumptions

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2012	December 31, 2011
Dividend yield	5.16%	5.74%
Expected volatility	35.15%	34.80%
Risk-free interest rate	1.48%	2.87%
Expected life (in years)	7.0	7.0
Weighted-average fair value	$11.11	$9.60

     There were no options granted for the year ended December 31, 2013.  The dividend yield represented the dividend yield of our common stock on the dates of grant. Our computation of expected volatility was based on historical volatility. The risk-free interest rates used were the 7-year U.S. Treasury Notes yield on the date of grant. The expected life was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations regarding future employee behavior.

Option Award Activity

     The following table summarizes information about stock option activity for the periods presented:

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
Stock Options	(000's)	Exercise Price	(000's)	Exercise Price	(000's)	Exercise Price
Options at beginning of year	1,162	$46.40	1,252	$42.12	1,207	$39.45
Options granted	-	-	332	57.33	289	49.17
Options exercised	(214)	42.16	(341)	40.11	(232)	36.92
Options terminated	(14)	48.09	(81)	51.81	(12)	43.09
Options at end of period	934	$47.35	1,162	$46.40	1,252	$42.12

Options exercisable at end of period	421	$43.99	313	$40.82	427	$39.45
Weighted average fair value of
options granted during the period				$11.11		$9.60

     The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
	Number	Weighted	Weighted Average	Number	Weighted	Weighted Average
	Outstanding	Average	Remaining	Exercisable	Average	Remaining
Range of Per Share Exercise Prices	(thousands)	Exercise Price	Contract Life	(thousands)	Exercise Price	Contract Life
$30-$40	195	$36.80	4.3	130	$36.70	3.9
$40-$50	461	45.77	5.8	236	44.86	5.1
$50+	278	57.33	8.0	55	57.33	8.0
Totals	934	$47.35	6.1	421	$43.99	5.1

Aggregate intrinsic value	$6,855,000			$4,224,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the quoted price of our common stock for the options that were in-the-money at December 31, 2013.  During the years ended December 31, 2013, 2012

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2011, the aggregate intrinsic value of options exercised under our stock incentive plans was $5,160,000, $6,186,000 and $3,390,000, respectively (determined as of the date of option exercise).

As of December 31, 2013, there was approximately $2,073,000 of total unrecognized compensation cost related to unvested stock options granted under our stock incentive plans.  That cost is expected to be recognized over a weighted-average period of three years.  As of December 31, 2013, there was approximately $24,923,000 of total unrecognized compensation cost related to unvested restricted stock granted under our stock incentive plans.  That cost is expected to be recognized over a weighted-average period of three years.

The following table summarizes information about non-vested stock incentive awards as of December 31, 2013 and changes for the year ended December 31, 2013:

	Stock Options		Restricted Stock
	Number of	Weighted-Average	Number of	Weighted-Average
	Shares	Grant Date	Shares	Grant Date
	(000's)	Fair Value	(000's)	Fair Value
Non-vested at December 31, 2012	849	$8.97	601	$52.60
Vested	(322)	8.50	(164)	47.50
Granted	-	-	364	61.97
Terminated	(14)	9.05	(13)	55.15
Non-vested at December 31, 2013	513	$9.26	788	$56.92

We use the Black-Scholes-Merton option pricing model to estimate the value of stock option grants and expect to continue to use this acceptable option valuation model. We recognize compensation cost for share-based grants on a straight-line basis through the date the awards become fully vested or to the retirement eligible date, if sooner. Compensation cost totaled $20,177,000, $18,521,000 and $10,786,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator for basic and diluted earnings
per share - net income attributable to
common stockholders	$78,714	$221,884	$157,108

Denominator for basic earnings per
share: weighted-average shares	276,929	224,343	173,741
Effect of dilutive securities:
Employee stock options	226	231	176
Non-vested restricted shares	457	312	246
Convertible senior unsecured notes	1,149	1,067	238
Dilutive potential common shares	1,832	1,610	660
Denominator for diluted earnings per
share: adjusted-weighted average shares	278,761	225,953	174,401

Basic earnings per share	$0.28	$0.99	$0.90
Diluted earnings per share	$0.28	$0.98	$0.90

The diluted earnings per share calculations exclude the dilutive effect of 0, 182,000, and 0 stock options for the years ended December 31, 2013, 2012 and 2011, respectively, because the exercise prices were more than the average market price. The Series H Cumulative Convertible and Redeemable Preferred Stock and the Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the calculations for 2013, 2012 and 2011 as the effect of the conversions were anti-dilutive.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$146,987	$148,088	$87,955	$88,975
Other real estate loans receivable	185,159	188,920	807,710	820,195
Available-for-sale equity investments	1,211	1,211	1,384	1,384
Cash and cash equivalents	158,780	158,780	1,033,764	1,033,764
Interest rate swap agreements	38	38	0	0

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$130,000	$130,000	$0	$0
Senior unsecured notes	7,379,308	7,743,730	6,114,151	6,793,424
Secured debt	3,058,248	3,168,775	2,336,196	2,515,145
Interest rate swap agreements	0	0	264	264
Foreign currency forward contracts	11,637	11,637	7,247	7,247

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,211	$1,211	$0	$0
Interest rate swap agreements(2)	38	0	38	0
Foreign currency forward contracts(2)	(11,637)	0	(11,637)	0
Totals	$(10,388)	$1,211	$(11,599)	$0

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

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our five operating segments: seniors housing triple-net, seniors housing operating, medical office buildings, hospitals and life science. Our seniors housing triple-net properties include skilled nursing/post-acute facilities, assisted living facilities, independent living/continuing care retirement communities, care homes (United Kingdom), care homes with nursing (United Kingdom) and combinations thereof. Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include the seniors housing communities referenced above and independent supportive living facilities (Canada) that are owned and/or operated through RIDEA structures (see Notes 3 and 18).

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     We evaluate performance based upon net operating income from continuing operations (“NOI”) of each segment. We define NOI as total revenues, including tenant reimbursements, less property operating expenses.  We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

     Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

     Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

Year Ended December 31, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$780,785	$-	$446,804	$-	$1,227,589
Resident fees and services	-	1,616,290	-	-	1,616,290
Interest income	21,512	757	10,394	-	32,663
Other income	1,434	355	1,981	296	4,066
Total revenues	803,731	1,617,402	459,179	296	2,880,608

Property operating expenses	-	(1,089,239)	(117,574)	-	(1,206,813)
Net operating income from continuing operations	803,731	528,163	341,605	296	1,673,795

Reconciling items:
Interest expense	(23,322)	(92,148)	(36,823)	(306,067)	(458,360)
(Loss) gain on derivatives, net	(4,877)	407	-	-	(4,470)
Depreciation and amortization	(228,523)	(478,007)	(159,270)	-	(865,800)
General and administrative	-	-	-	(108,318)	(108,318)
Transaction costs	(24,350)	(107,066)	(1,985)	-	(133,401)
(Loss) gain on extinguishment of debt, net	(40)	3,372	-	(2,423)	909
Provision for loan losses	(2,110)	-	-	-	(2,110)
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	$520,509	$(145,279)	$143,527	$(416,512)	$102,245

Total assets	$9,232,833	$8,984,316	$4,718,527	$148,281	$23,083,957

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2012:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$684,097	$-	$379,117	$-	$1,063,214
Resident fees and services	-	697,494	-	-	697,494
Interest income	24,380	6,208	8,477	-	39,065
Other income	2,412	-	1,947	912	5,271
Total revenues	710,889	703,702	389,541	912	1,805,044

Property operating expenses	-	(471,678)	(96,311)	-	(567,989)
Net operating income from continuing operations	710,889	232,024	293,230	912	1,237,055

Reconciling items:
Interest expense	(1,745)	(67,524)	(28,878)	(263,418)	(361,565)
(Loss) gain on derivatives, net	(96)	1,921	-	-	1,825
Depreciation and amortization	(200,899)	(165,798)	(139,523)	-	(506,220)
General and administrative	-	-	-	(97,341)	(97,341)
Transaction costs	(35,705)	(12,756)	(13,148)	-	(61,609)
(Loss) gain on extinguishment of debt, net	(2,405)	2,697	483	-	775
Provision for loan losses	(27,008)	-	-	-	(27,008)
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	$443,031	$(9,436)	$112,164	$(359,847)	$185,912

Total assets	$8,447,698	$5,323,777	$4,706,159	$1,071,475	$19,549,109

Year Ended December 31, 2011	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$537,581	$-	$267,151	$-	$804,732
Resident fees and services	-	456,085	-	-	456,085
Interest income	34,068	-	7,002	-	41,070
Other income	6,620	-	3,985	690	11,295
Total revenues	578,269	456,085	278,138	690	1,313,182

Property operating expenses	-	(314,142)	(60,922)	-	(375,064)
Net operating income from continuing operations	578,269	141,943	217,216	690	938,118

Reconciling items:
Interest expense	2,802	(46,342)	(18,557)	(228,884)	(290,981)
Depreciation and amortization	(155,797)	(138,192)	(92,489)	-	(386,478)
General and administrative	-	-	-	(77,201)	(77,201)
Transaction costs	(27,993)	(36,328)	(5,903)	-	(70,224)
Loss (gain) on extinguishment of debt, net	-	979	-	-	979
Provision for loan losses	-	-	(2,010)	-	(2,010)
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	$397,281	$(77,940)	$98,257	$(305,395)	$112,203

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2013		December 31, 2012		December 31, 2011
Revenues:	Amount	%	Amount	%	Amount	%
United States	$2,489,196	86.4%	$1,778,507	98.5%	$1,313,182	100.0%
International	391,412	13.6%	26,537	1.5%	-	0.0%
Total	$2,880,608	100.0%	$1,805,044	100.0%	$1,313,182	100.0%

	As of
	December 31, 2013		December 31, 2012
Assets:	Amount	%	Amount	%
United States	$19,759,945	85.6%	$18,692,214	95.6%
International	3,324,012	14.4%	856,895	4.4%
Total	$23,083,957	100.0%	$19,549,109	100.0%

18. Income Taxes and Distributions

We elected to be taxed as a REIT commencing with our first taxable year.  To qualify as a REIT for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders.  REITs that do not distribute a certain amount of current year taxable income in the current year are also subject to a 4% federal excise tax. The main differences between net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, recording of impairments, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2013	2012	2011
Per Share:
Ordinary income	$1.4928	$1.5000	$1.1472
Return of capital	1.4176	1.3376	1.4227
Long-term capital gains	0.0448	0.1176	0.1059
Unrecaptured section 1250 gains	0.1048	0.0048	0.1592
Totals	$3.0600	$2.9600	$2.8350

     Our consolidated provision for income taxes is as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Current	$12,389	$4,785	$389
Deferred	(4,898)	2,827	999
Totals	$7,491	$7,612	$1,388

      REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders.  For the tax year ended December 31, 2013, as a result of acquisitions located in Canada and the United Kingdom in 2012 and 2013, we were subject to foreign income taxes under the respective tax laws of these jurisdictions.  The provision for income taxes for the year ended December 31, 2013 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as taxable REIT subsidiaries.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the tax year ended December 31, 2013, the Canadian and United Kingdom tax benefit amount included in the consolidated provision for income taxes was $484,000.  For the tax year ended December 31, 2012, the Canadian and United Kingdom tax expense amount included in the consolidated provision for income taxes was $596,000.  We did not hold an interest in any entity located in a foreign jurisdiction for the year ended December 31, 2011.

     A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2013, 2012 and 2011, to the income tax provision/(benefit) is as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$51,020	$64,979	$54,750
Increase / (decrease) in valuation allowance(1)	18,444	9,234	(4,732)
Tax at statutory rate on earnings not subject to federal income taxes	(88,762)	(72,640)	(48,630)
Foreign permanent depreciation	22,313	-	-
Other differences	4,476	6,039	-
Totals	$7,491	$7,612	$1,388

(1) Excluding purchase price accounting.

     Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax attributes, are summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(34,236)	$(2,144)	$(1,577)
Operating loss and interest deduction carryforwards	67,215	8,552	1,488
Expense accruals and other	19,309	4,372	5,749
Valuation allowance	(71,955)	(12,199)	(2,965)
Totals	$(19,667)	$(1,419)	$2,695

    Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  As required under the provisions of ASC 740, Management applied the concepts on an entity-by-entity, jurisdiction-by-jurisdiction basis.  With respect to the analysis of certain entities in multiple jurisdictions, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013.  Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

     On the basis of the evaluations performed as required by the codification, valuation allowances totaling $71,955,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that Management believes is more likely that not realizable.  However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth).

     The valuation allowance rollforward is summarized as follows for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$12,199	$2,965	$7,697
Additions:
Purchase price accounting	41,312	-	-
Expense	18,444	9,234	-
Deductions	-	-	(4,732)
Ending balance	$71,955	$12,199	$2,965

       As a result of certain acquisitions, we are subject to corporate level taxes for any related asset dispositions that may occur during the ten-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (a) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (b) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards.  During the year ended December 31, 2013, we acquired certain additional assets with built-in gains as of the date of acquisition that could be subject to the built-in gains tax if disposed of prior to the expiration of the applicable ten-year period.  We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

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

    Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2010 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business.  We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2007. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our REIT acquisition in May 2012 related to entities acquired or formed in connection with the acquisition, and by HM Revenue & Customs for periods subsequent to our REIT acquisitions in August 2012 and January 2013 related to entities acquired or formed in connection with the acquisitions.

     At December 31, 2013, we had a net operating loss (“NOL”) carryforward related to the REIT of $133,568,000.  Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT.  These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid.  The NOL carryforwards will expire through 2033.

At December 31, 2013 and 2012, respectively, we had a net operating loss carryforward related to Canadian entities of $50,958,000 and $4,275,000.  These Canadian losses have a 20-year carryforward period.  At December 31, 2013, we had a net operating loss carryforward related to United Kingdom entities of $238,741,000, consisting of $232,305,000 of net operating losses from acquisitions and $6,436,000 of net operating losses from current year activities.  These United Kingdom losses do not have a finite carryforward period.

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

authority.  The following table summarizes the activity related to our unrecognized tax benefits for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2012
Gross unrecognized tax benefits at beginning of year	$6,098	$6,098
Increases (decreases) in unrecognized tax benefits related to a prior year	76	(248)
Increases (decreases) in unrecognized tax benefits related to the current year	260	394
Lapse in statute of limitations for assessment	(21)	(146)
Gross unrecognized tax benefits at end of year	$6,413	$6,098

     Of the total $6,413,000 of total liability for gross unrecognized tax benefits at December 31, 2013, $5,896,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis HealthCare Corporation transaction (“Genesis Acquisition”) and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset is recorded in receivables and other assets on the consolidated balance sheet.  Such indemnification asset is reviewed for collectability periodically.

     There is no amount of unrecognized tax benefits, currently accrued for, that would have a material impact on the effective tax rate to the extent that would be recognized.  There were insignificant uncertain tax positions as of December 31, 2013 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2014.  Interest and penalties totaled $465,000 and $1,215,000, respectively, for the year ended December 31, 2013 and are included in income tax expense.  Of these amounts, $337,000 and $996,000 of interest and penalties, respectively, relate to the Genesis Acquisition and are offset by the indemnification asset.

19. Retirement Arrangements

Under the retirement plan and trust (the “401(k) Plan”), eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the 401(k) Plan totaled $2,562,000, $2,140,000, and $1,558,000 in 2013, 2012 and 2011, respectively.

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides one executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for the participant to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $3,069,000 during the next five fiscal years and $4,604,000 thereafter. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $6,453,000 at December 31, 2013 ($6,665,000 at December 31, 2012).

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter(2)	3rd Quarter	4th Quarter
Revenues - as reported	$633,915	$682,125	$786,930	$788,577
Discontinued operations	(4,129)	(3,592)	(3,217)	-
Revenues - as adjusted(1)	$629,786	$678,533	$783,713	$788,577
Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473
Net income (loss) attributable to common stockholders per share:
Basic	$0.21	$(0.03)	$0.07	$0.04
Diluted	0.21	(0.03)	0.07	0.04

	Year Ended December 31, 2012
	1st Quarter	2nd Quarter	3rd Quarter(3)	4th Quarter
Revenues - as reported	$435,359	$453,082	$474,139	$500,663
Discontinued operations	(21,559)	(17,821)	(15,120)	(3,699)
Revenues - as adjusted(1)	$413,800	$435,261	$459,019	$496,964
Net income attributable to common stockholders	$39,307	$54,735	$37,269	$90,576
Net income attributable to common stockholders per share:
Basic	$0.20	$0.26	$0.17	$0.35
Diluted	0.19	0.25	0.16	0.35

(1) We have reclassified the income attributable to the properties sold prior to or held for sale at December 31, 2013 to discontinued operations. See Note 5.

(2) The decrease in net income and amounts per share are primarily attributable to gains on sales of real estate of $82,492,000 for the first quarter as compared to losses of $29,997,000 for the second quarter.

(3) The decrease in net income and amounts per share are primarily attributable to gains on sales of real estate of $32,450,000 for the second quarter as compared to $12,827,000 for the third quarter.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.

The scope of management’s assessment as of December 31, 2013 did not include an assessment of the internal control over financial reporting for the Revera Partnership, as discussed in Note 3 to the Company’s consolidated financial statements, because the Revera Partnership was acquired during the year ended December 31, 2013. The acquired businesses represent 5% of total assets at December 31, 2013 and 4% and 3% of revenues and net operating income, respectively, for the year then ended. The scope of management’s assessment on internal control over financial reporting for the year ended December 31, 2014 will include the aforementioned acquired operations.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Health Care REIT, Inc.

     We have audited Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria, 2013 framework). Health Care REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Revera Partnership, which is included in the 2013 consolidated financial statements of Health Care REIT, Inc. and cumulatively constitute 5% of total assets at December 31, 2013 and 4% and 3% of revenues and net operating income, respectively, for the year then ended. Our audit of the internal control over financial reporting of Health Care REIT, Inc. also did not include an evaluation of the internal control over financial reporting of the Revera Partnership.

     In our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

       /s/  Ernst & Young LLP

Toledo, Ohio

February 21, 2014

Item 9B. Other Information

     None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to April 30, 2014.

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

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2014.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2014.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.           Our Consolidated Financial Statements are included in Part II, Item 8:

     2.            The following Financial Statement Schedules are included in Item 15(c):

                    III – Real Estate and Accumulated Depreciation

                    IV – Mortgage Loans on Real Estate

The financial statement schedule required by Item15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K.

     3.            Exhibit Index:

The information required by this item is set forth on the Exhibit Index that follows the Financial Statement Schedules to this Annual Report on Form 10-K.

(b)           Exhibits:

The exhibits listed on the Exhibit Index are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

(c)           Financial Statement Schedules:

Financial statement schedules are included beginning on page 117.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                   HEALTH CARE REIT, INC.

                                                                                                                   By: /s/   George L. Chapman

                                                                                                                           George L. Chapman,

                                                                                                                           Chairman, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ William C. Ballard, Jr.**	/s/ Jeffrey R. Otten**
William C. Ballard, Jr., Director	Jeffrey R. Otten, Director

/s/ Thomas J. DeRosa**	/s/ Judith C. Pelham**
Thomas J. DeRosa, Director	Judith C. Pelham, Director

/s/ Jeffrey H. Donahue**	/s/ R. Scott Trumbull**
Jeffrey H. Donahue, Director	R. Scott Trumbull, Director

/s/ Peter J. Grua**	/s/ George L. Chapman
Peter J. Grua, Director	George L. Chapman, Chairman, Chief Executive
Officer, President and Director
(Principal Executive Officer)

/s/ Fred S. Klipsch**	/s/ Scott A. Estes**
Fred S. Klipsch, Director	Scott A. Estes, Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Timothy J. Naughton**	/s/ Paul D. Nungester, Jr.**
Timothy J. Naughton, Director	Paul D. Nungester, Jr., Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ Sharon M. Oster **	**By: /s/ George L. Chapman
Sharon M. Oster, Director	George L. Chapman, Attorney-in-Fact

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Triple-Net:
Aboite Twp, IN	$-	$1,770	$19,930	$1,601	$1,770	$21,531	$1,787	2010	2008	611 W County Line Rd South
Agawam, MA	-	880	16,112	2,134	880	18,246	5,736	2002	1993	1200 Suffield St.
Agawam, MA	-	1,230	13,618	593	1,230	14,211	1,126	2011	1975	61 Cooper Street
Agawam, MA	-	930	15,304	293	930	15,596	1,203	2011	1970	55 Cooper Street
Agawam, MA	-	920	10,661	36	920	10,697	873	2011	1985	464 Main Street
Agawam, MA	-	920	10,562	45	920	10,607	866	2011	1967	65 Cooper Street
Akron, OH	-	290	8,219	491	290	8,710	2,084	2005	1961	721 Hickory St.
Akron, OH	-	630	7,535	229	630	7,764	1,634	2006	1915	209 Merriman Road
Albertville, AL	2,042	172	6,197	174	180	6,368	860	2010	1999	151 Woodham Dr.
Alliance, OH	-	270	7,723	107	270	7,830	1,767	2006	1982	1785 Freshley Ave.
Amelia Island, FL	-	3,290	24,310	20,314	3,290	44,624	7,573	2005	1998	48 Osprey Village Dr.
Ames, IA	-	330	8,870	-	330	8,870	878	2010	1999	1325 Coconino Rd.
Anderson, SC	-	710	6,290	419	710	6,709	2,235	2003	1986	311 Simpson Rd.
Andover, MA	-	1,310	12,647	27	1,310	12,674	1,067	2011	1985	89 Morton Street
Annapolis, MD	-	1,010	24,825	151	1,010	24,976	1,862	2011	1993	35 Milkshake Lane
Ansted, WV	-	240	14,113	108	240	14,221	1,042	2011	1982	106 Tyree Street, P.O. Drawer 400
Apple Valley, CA	10,809	480	16,639	84	486	16,716	2,483	2010	1999	11825 Apple Valley Rd.
Asheboro, NC	-	290	5,032	165	290	5,197	1,487	2003	1998	514 Vision Dr.
Asheville, NC	-	204	3,489	-	204	3,489	1,456	1999	1999	4 Walden Ridge Dr.
Asheville, NC	-	280	1,955	351	280	2,306	741	2003	1992	308 Overlook Rd.
Aspen Hill, MD	-	-	9,008	1,181	-	10,188	778	2011	1988	3227 Bel Pre Road
Atlanta, GA	7,678	2,058	14,914	1,101	2,080	15,993	10,275	1997	1999	1460 S Johnson Ferry Rd.
Aurora, OH	-	1,760	14,148	106	1,760	14,254	1,238	2011	2002	505 S. Chillicothe Rd
Aurora, CO	-	2,600	5,906	7,915	2,600	13,821	3,490	2006	1988	14101 E. Evans Ave.
Aurora, CO	-	2,440	28,172	-	2,440	28,172	5,586	2006	2007	14211 E. Evans Ave.
Austin, TX	19,028	880	9,520	1,152	885	10,667	4,102	1999	1998	12429 Scofield Farms Dr.
Austin, TX	9,799	730	18,970	-	730	18,970	3,440	2007	2006	3200 W. Slaughter Lane
Aventura, FL	-	4,540	33,986	198	4,540	34,184	1,223	2012	2001	2777 NE 183rd Street
Avon, IN	-	1,830	14,470	-	1,830	14,470	1,496	2010	2004	182 S Country RD. 550E
Avon Lake, OH	-	790	10,421	142	790	10,562	950	2011	2001	345 Lear Rd.
Ayer, MA	-	-	22,074	3	-	22,077	1,658	2011	1988	400 Groton Road
Baltic, OH	-	50	8,709	189	50	8,898	1,971	2006	1983	130 Buena Vista St.
Baltimore, MD	-	1,350	14,884	321	1,350	15,204	1,189	2011	1905	115 East Melrose Avenue
Baltimore, MD	-	900	5,039	147	900	5,186	477	2011	1969	6000 Bellona Avenue
Bartlesville, OK	-	100	1,380	-	100	1,380	666	1996	1995	5420 S.E. Adams Blvd.
Baytown, TX	9,191	450	6,150	-	450	6,150	2,067	2002	2000	3921 N. Main St.
Baytown, TX	-	540	11,110	-	540	11,110	1,336	2009	2008	2000 West Baker Lane
Beachwood, OH	-	1,260	23,478	-	1,260	23,478	7,835	2001	1990	3800 Park East Drive
Beattyville, KY	-	100	6,900	660	100	7,560	1,712	2005	1972	249 E. Main St.
Bedford, NH	-	2,250	28,831	5	2,250	28,836	2,153	2011	1978	25 Ridgewood Road
Bellevue, WI	-	1,740	18,260	571	1,740	18,831	3,707	2006	2004	1660 Hoffman Rd.
Bellingham, WA	8,724	1,500	19,861	121	1,507	19,975	2,861	2010	1996	4415 Columbine Dr.
Benbrook, TX	-	1,550	13,553	769	1,550	14,322	944	2011	1984	4242 Bryant Irvin Road
Bethel Park, PA	-	1,700	16,007	-	1,700	16,007	2,087	2007	2009	5785 Baptist Road
Bluefield, VA	-	900	12,463	32	900	12,495	960	2011	1990	Westwood Medical Park
Boca Raton, FL	-	1,440	31,048	786	1,440	31,834	1,108	2012	1989	1080 Northwest 15th Street
Boonville, IN	-	190	5,510	-	190	5,510	1,809	2002	2000	1325 N. Rockport Rd.
Bradenton, FL	-	252	3,298	-	252	3,298	1,608	1996	1995	6101 Pointe W. Blvd.
Bradenton, FL	-	480	9,953	-	480	9,953	396	2012	2000	2800 60th Avenue West
Braintree, MA	-	170	7,157	1,290	170	8,447	7,871	1997	1968	1102 Washington St.
Brandon, MS	-	1,220	10,241	-	1,220	10,241	888	2010	1999	140 Castlewoods Blvd
Bremerton, WA	-	390	2,210	144	390	2,354	425	2006	1999	3231 Pine Road
Bremerton, WA	-	830	10,420	150	830	10,570	974	2010	1984	3201 Pine Road NE
Brick, NJ	-	1,290	25,247	180	1,290	25,427	1,585	2011	2000	458 Jack Martin Blvd.
Brick, NJ	-	1,170	17,372	275	1,180	17,637	1,380	2010	1998	515 Jack Martin Blvd
Brick, NJ	-	690	17,125	105	690	17,230	1,325	2010	1999	1594 Route 88
Bridgewater, NJ	-	1,850	3,050	-	1,850	3,050	1,121	2004	1970	875 Route 202/206 North
Bridgewater, NJ	-	1,730	48,201	661	1,739	48,853	3,750	2010	1999	2005 Route 22 West
Bridgewater, NJ	-	1,800	31,810	139	1,800	31,949	1,968	2011	2001	680 US-202/206 North
Broadview Heights, OH	-	920	12,400	2,393	920	14,793	4,350	2001	1984	2801 E. Royalton Rd.
Brookfield, WI	-	1,300	12,830	-	1,300	12,830	58	2012	2013	1185 Davidson Road
Brookline, MA	-	2,760	9,217	3,369	2,760	12,586	938	2011	1984	30 Webster Street
Brooklyn Park, MD	-	1,290	16,329	29	1,290	16,358	1,270	2011	1973	613 Hammonds Lane
Burleson, TX	-	670	13,985	250	670	14,235	1,008	2011	1988	300 Huguley Boulevard
Burlington, NC	-	280	4,297	707	280	5,004	1,407	2003	2000	3619 S. Mebane St.
Burlington, NC	-	460	5,467	-	460	5,467	1,581	2003	1997	3615 S. Mebane St.
Burlington, NJ	-	1,700	12,554	466	1,700	13,020	1,134	2011	1965	115 Sunset Road
Burlington, NJ	-	1,170	19,205	167	1,170	19,372	1,368	2011	1994	2305 Rancocas Road
Byrdstown, TN	-	-	2,414	269	-	2,683	1,582	2004	1982	129 Hillcrest Dr.
Cambridge, MD	-	490	15,843	207	490	16,050	1,208	2011	1990	525 Glenburn Avenue
Canton, MA	-	820	8,201	263	820	8,464	3,824	2002	1993	One Meadowbrook Way
Canton, OH	-	300	2,098	-	300	2,098	868	1998	1998	1119 Perry Dr., N.W.
Cape Coral, FL	-	530	3,281	-	530	3,281	1,081	2002	2000	911 Santa Barbara Blvd.
Cape Coral, FL	9,229	760	18,868	-	760	18,868	759	2012	2009	831 Santa Barbara Boulevard
Carrollton, TX	-	4,280	31,444	-	4,280	31,444	-	2013	2010	2105 North Josey Lane
Carson City, NV	5,155	520	8,238	-	520	8,238	20	2013	1997	1111 W. College Parkway
Cary, NC	-	1,500	4,350	986	1,500	5,336	2,055	1998	1996	111 MacArthur
Catonsville, MD	-	1,330	15,003	549	1,330	15,552	1,202	2011	1973	16 Fusting Avenue
Cedar Grove, NJ	-	1,830	10,939	10	1,830	10,949	891	2011	1964	25 East Lindsley Road
Cedar Grove, NJ	-	2,850	27,737	21	2,850	27,757	2,124	2011	1970	536 Ridge Road
Centreville, MD(2)	-	600	14,602	241	600	14,843	1,142	2011	1978	205 Armstrong Avenue
Chapel Hill, NC	-	354	2,646	783	354	3,429	1,092	2002	1997	100 Lanark Rd.
Charles Town, WV	-	230	22,834	30	230	22,863	1,660	2011	1997	219 Prospect Ave
Charleston, WV	-	440	17,575	297	440	17,873	1,296	2011	1998	1000 Association Drive, North Gate Business Park
Charleston, WV	-	410	5,430	13	410	5,444	451	2011	1979	699 South Park Road
Chelmsford, MA	-	1,040	10,951	1,499	1,040	12,450	3,062	2003	1997	4 Technology Dr.
Chicago, IL	-	1,800	19,256	-	1,800	19,256	847	2012	2005	6700 South Keating Avenue
Chicago, IL	-	2,900	17,016	-	2,900	17,016	759	2012	2007	4239 North Oak Park Avenue
Chickasha, OK	-	85	1,395	-	85	1,395	668	1996	1996	801 Country Club Rd.
Cinnaminson, NJ	-	860	6,663	149	860	6,812	592	2011	1965	1700 Wynwood Drive
Citrus Heights, CA	14,974	2,300	31,876	507	2,300	32,383	4,726	2010	1997	7418 Stock Ranch Rd.
Claremore, OK	-	155	1,427	6,130	155	7,557	663	1996	1996	1605 N. Hwy. 88
Clarks Summit, PA	-	600	11,179	15	600	11,194	905	2011	1985	100 Edella Road
Clarks Summit, PA	-	400	6,529	54	400	6,583	541	2011	1997	150 Edella Road
Clarksville, TN	-	330	2,292	-	330	2,292	941	1998	1998	2183 Memorial Dr.
Cleburne, TX	-	520	5,369	-	520	5,369	944	2006	2007	402 S Colonial Drive
Cleveland, TN	-	350	5,000	122	350	5,122	1,833	2001	1987	2750 Executive Park N.W.
Clinton, MD	-	2,330	20,876	590	2,330	21,467	949	2012	1988	7520 Surratts Road
Cloquet, MN	-	340	4,660	-	340	4,660	297	2011	2006	705 Horizon Circle
Cobham, England	-	13,176	33,574	-	13,176	33,574	368	2013	2013	Redhill Road
Colchester, CT	-	980	4,860	495	980	5,355	500	2011	1986	59 Harrington Court
Colts Neck, NJ	-	780	14,733	501	930	15,084	1,215	2010	2002	3 Meridian Circle
Columbia, TN	-	341	2,295	-	341	2,295	952	1999	1999	5011 Trotwood Ave.
Columbia, TN	-	590	3,787	-	590	3,787	1,446	2003	1974	1410 Trotwood Ave.
Columbia, SC	-	2,120	4,860	5,709	2,120	10,569	2,969	2003	2000	731 Polo Rd.
Columbia Heights, MN	-	825	14,175	-	825	14,175	844	2011	2009	3807 Hart Boulevard
Columbus, IN	-	610	3,190	-	610	3,190	323	2010	1998	2564 Foxpointe Dr.
Columbus, OH	-	530	5,170	8,255	1,070	12,885	2,901	2005	1968	1425 Yorkland Rd.
Columbus, OH	-	1,010	5,022	-	1,010	5,022	1,244	2006	1983	1850 Crown Park Ct.
Columbus, OH	-	1,010	4,931	13,620	1,860	17,701	3,923	2006	1978	5700 Karl Rd.
Columbus, IN	-	530	6,710	-	530	6,710	2,048	2002	2001	2011 Chapa Dr.
Concord, NC	-	550	3,921	55	550	3,976	1,276	2003	1997	2452 Rock Hill Church Rd.
Concord, NH	-	780	18,423	446	780	18,869	1,371	2011	1972	20 Maitland Street
Concord, NH	-	1,760	43,179	568	1,760	43,747	3,187	2011	1994	239 Pleasant Street
Concord, NH	-	720	3,041	340	720	3,381	301	2011	1905	227 Pleasant Street
Conroe, TX	-	980	7,771	-	980	7,771	821	2009	2010	903 Longmire Road
Conyers, GA	-	2,740	19,302	105	2,740	19,407	687	2012	1998	1504 Renaissance Drive
Coppell, TX	-	1,550	8,386	-	1,550	8,386	64	2012	2013	1530 East Sandy Lake Road
Corpus Christi, TX	-	400	1,916	-	400	1,916	690	2005	1985	1101 S. Alameda
Cortland, NY	-	700	18,041	58	700	18,099	583	2012	2001	839 Bennie Road
Daniels, WV	-	200	17,320	49	200	17,370	1,270	2011	1986	1631 Ritter Drive
Danville, VA	-	410	3,954	722	410	4,676	1,372	2003	1998	149 Executive Ct.
Daphne, AL	-	2,880	8,670	127	2,880	8,797	394	2012	2001	27440 County Road 13
Dedham, MA	-	1,360	9,830	-	1,360	9,830	3,457	2002	1996	10 CareMatrix Dr.
DeForest, WI	-	250	5,350	354	250	5,704	989	2007	2006	6902 Parkside Circle
Defuniak Springs, FL	-	1,350	10,250	-	1,350	10,250	2,162	2006	1980	785 S. 2nd St.
Denton, TX	-	1,760	8,305	-	1,760	8,305	523	2010	2011	2125 Brinker Rd
Denver, CO	-	2,530	9,514	-	2,530	9,514	2,246	2005	1986	3701 W. Radcliffe Ave.
Dover, DE	-	400	7,717	38	400	7,755	622	2011	1997	1203 Walker Road
Dover, DE	-	600	22,266	90	600	22,356	1,671	2011	1984	1080 Silver Lake Blvd.
Dresher, PA	-	2,060	40,236	273	2,067	40,502	3,106	2010	2001	1405 N. Limekiln Pike
Dundalk, MD(2)	-	1,770	32,047	785	1,770	32,831	2,412	2011	1978	7232 German Hill Road
Durham, NC	-	1,476	10,659	2,196	1,476	12,855	8,822	1997	1999	4434 Ben Franklin Blvd.
East Brunswick, NJ	-	1,380	34,229	181	1,380	34,410	2,101	2011	1998	606 Cranbury Rd.
East Norriton, PA	-	1,200	28,129	485	1,210	28,604	2,228	2010	1988	2101 New Hope St
Easton, MD	-	900	24,539	-	900	24,539	1,892	2011	1962	610 Dutchman's Lane
Eatontown, NJ	-	1,190	23,358	67	1,190	23,426	1,788	2011	1996	3 Industrial Way East
Eden, NC	-	390	4,877	-	390	4,877	1,431	2003	1998	314 W. Kings Hwy.
Edmond, OK	-	410	8,388	-	410	8,388	432	2012	2001	15401 North Pennsylvania Avenue
Elizabeth City, NC	-	200	2,760	2,011	200	4,771	1,704	1998	1999	400 Hastings Lane
Elizabethton, TN	-	310	4,604	336	310	4,940	1,783	2001	1980	1200 Spruce Lane
Englewood, NJ	-	930	4,514	17	930	4,531	381	2011	1966	333 Grand Avenue
Englishtown, NJ	-	690	12,520	585	754	13,041	1,057	2010	1997	49 Lasatta Ave
Erin, TN	-	440	8,060	134	440	8,194	2,811	2001	1981	242 Rocky Hollow Rd.
Everett, WA	-	1,400	5,476	-	1,400	5,476	2,167	1999	1999	2015 Lake Heights Dr.
Fair Lawn, NJ	-	2,420	24,504	444	2,420	24,948	1,874	2011	1962	12-15 Saddle River Road
Fairfield, CA	-	1,460	14,040	1,541	1,460	15,581	4,776	2002	1998	3350 Cherry Hills St.
Fairhope, AL	-	570	9,119	-	570	9,119	410	2012	1987	50 Spring Run Road
Fall River, MA	-	620	5,829	4,856	620	10,685	4,205	1996	1973	1748 Highland Ave.
Fall River, MA	-	920	34,715	208	920	34,923	2,603	2011	1993	4901 North Main Street
Fanwood, NJ	-	2,850	55,175	329	2,850	55,504	3,341	2011	1982	295 South Ave.
Fayetteville, GA	-	560	12,665	263	560	12,928	441	2012	1994	1967 Highway 54 West
Fayetteville, NY	-	410	3,962	500	410	4,462	1,438	2001	1997	5125 Highbridge St.
Findlay, OH	-	200	1,800	-	200	1,800	805	1997	1997	725 Fox Run Rd.
Fishers, IN	-	1,500	14,500	-	1,500	14,500	1,499	2010	2000	9745 Olympia Dr.
Florence, NJ	-	300	2,978	-	300	2,978	976	2002	1999	901 Broad St.
Florence, AL	7,179	353	13,049	160	385	13,177	1,852	2010	1999	3275 County Road 47
Flourtown, PA	-	1,800	14,830	203	1,800	15,033	1,162	2011	1908	350 Haws Lane
Flower Mound, TX	-	1,800	8,414	-	1,800	8,414	254	2011	2012	4141 Long Prairie Road
Follansbee, WV	-	640	27,670	49	640	27,719	2,050	2011	1982	840 Lee Road
Forest City, NC	-	320	4,497	-	320	4,497	1,334	2003	1999	493 Piney Ridge Rd.
Fort Ashby, WV	-	330	19,566	123	330	19,689	1,425	2011	1980	Diane Drive, Box 686
Franconia, NH	-	360	11,320	69	360	11,390	863	2011	1971	93 Main Street
Franklin, NH	-	430	15,210	47	430	15,257	1,145	2011	1990	7 Baldwin Street
Fredericksburg, VA	-	1,000	20,000	1,200	1,000	21,200	4,688	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	-	590	28,611	35	590	28,646	2,104	2011	1977	11 Dairy Lane
Fredericksburg, VA	-	3,700	22,016	59	3,700	22,075	713	2012	1992	12100 Chancellors Village
Fremont, CA	19,492	3,400	25,300	1,821	3,456	27,065	5,853	2005	1987	2860 Country Dr.
Gardner, MA	-	480	10,210	27	480	10,237	812	2011	1902	32 Hospital Hill Road
Gardnerville, NV	12,597	1,143	10,831	776	1,164	11,586	7,992	1998	1999	1565-A Virginia Ranch Rd.
Gastonia, NC	-	470	6,129	-	470	6,129	1,762	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	-	310	3,096	22	310	3,118	959	2003	1994	1717 Union Rd.
Gastonia, NC	-	400	5,029	120	400	5,149	1,493	2003	1996	1750 Robinwood Rd.
Georgetown, TX	-	200	2,100	-	200	2,100	926	1997	1997	2600 University Dr., E.
Gettysburg, PA	-	590	8,913	91	590	9,003	748	2011	1987	867 York Road
Gig Harbor, WA	5,581	1,560	15,947	61	1,583	15,986	2,231	2010	1994	3213 45th St. Court NW
Glastonbury, CT	-	1,950	9,532	909	2,360	10,031	812	2011	1966	72 Salmon Brook Drive
Glen Mills, PA	-	690	9,110	165	690	9,275	737	2011	1993	549 Baltimore Pike
Glenside, PA	-	1,940	16,867	153	1,940	17,020	1,308	2011	1905	850 Paper Mill Road
Graceville, FL	-	150	13,000	-	150	13,000	2,666	2006	1980	1083 Sanders Ave.
Grafton, WV	-	280	18,824	37	280	18,861	1,374	2011	1986	8 Rose Street
Granbury, TX	-	2,040	30,670	149	2,040	30,819	2,182	2011	2009	100 Watermark Boulevard
Granbury, TX	-	2,550	2,940	400	2,550	3,340	137	2012	1996	916 East Highway 377
Grand Blanc, MI	-	700	7,843	-	700	7,843	233	2011	2012	5400 East Baldwin
Grand Ledge, MI	7,971	1,150	16,286	5,119	1,150	21,405	1,404	2010	1999	4775 Village Dr
Granger, IN	-	1,670	21,280	2,401	1,670	23,681	1,917	2010	2009	6330 North Fir Rd
Grass Valley, CA	4,409	260	7,667	-	260	7,667	-	2013	2001	415 Sierra College Drive
Greendale, WI	-	2,060	35,383	522	2,060	35,905	1,658	2012	1988	5700 Mockingbird Lane
Greeneville, TN	-	400	8,290	507	400	8,797	2,375	2004	1979	106 Holt Ct.
Greenfield, WI	-	600	6,626	328	600	6,954	1,180	2006	2006	3933 S. Prairie Hill Lane
Greensboro, NC	-	330	2,970	554	330	3,524	1,060	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	-	560	5,507	1,013	560	6,520	1,945	2003	1997	4400 Lawndale Dr.
Greenville, SC	-	310	4,750	-	310	4,750	1,293	2004	1997	23 Southpointe Dr.
Greenville, SC	-	5,400	100,523	3,551	5,400	104,074	10,812	2006	2009	10 Fountainview Terrace
Greenville, NC	-	290	4,393	168	290	4,561	1,306	2003	1998	2715 Dickinson Ave.
Greenwood, IN	-	1,550	22,770	81	1,550	22,851	1,942	2010	2007	2339 South SR 135
Groton, CT	-	2,430	19,941	895	2,430	20,836	1,672	2011	1975	1145 Poquonnock Road
Haddonfield, NJ	-	-	-	2,480	-	2,480	2,480	2011	0	132 Warwick Road
Hamburg, PA	-	840	10,543	191	840	10,734	921	2011	1966	125 Holly Road
Hamilton, NJ	-	440	4,469	-	440	4,469	1,451	2001	1998	1645 Whitehorse-Mercerville Rd.
Hanford, England	-	1,856	13,205	-	1,856	13,205	146	2013	2012	Bankhouse Road
Hanover, IN	-	210	4,430	-	210	4,430	1,238	2004	2000	188 Thornton Rd
Harleysville, PA	-	960	11,355	-	960	11,355	1,392	2008	2009	695 Main Street
Harriman, TN	-	590	8,060	158	590	8,218	3,001	2001	1972	240 Hannah Rd.
Hatboro, PA	-	-	28,112	1,746	-	29,858	2,115	2011	1996	3485 Davisville Road
Hatfield, England	-	3,928	10,112	-	3,928	10,112	113	2013	2012	St Albans Road East
Hattiesburg, MS	-	450	15,518	176	450	15,694	1,230	2010	2009	217 Methodist Hospital Blvd
Haverford, PA	-	1,880	33,993	502	1,883	34,492	2,641	2010	2000	731 Old Buck Lane
Hemet, CA	-	870	3,405	-	870	3,405	586	2007	1996	25818 Columbia St.
Hemet, CA	13,550	1,890	28,606	650	1,899	29,247	6,649	2010	1989	1001 N. Lyon Ave
Hemet, CA	-	430	9,630	723	430	10,353	1,148	2010	1988	1001 N. Lyon Ave
Hermitage, TN	-	1,500	9,856	47	1,500	9,902	669	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, England	-	2,552	32,717	-	2,552	32,717	783	2013	2011	165 Reculver Road
Hickory, NC	-	290	987	232	290	1,219	492	2003	1994	2530 16th St. N.E.
High Point, NC	-	560	4,443	793	560	5,236	1,543	2003	2000	1568 Skeet Club Rd.
High Point, NC	-	370	2,185	410	370	2,595	819	2003	1999	1564 Skeet Club Rd.
High Point, NC	-	330	3,395	28	330	3,423	1,017	2003	1994	201 W. Hartley Dr.
High Point, NC	-	430	4,143	-	430	4,143	1,220	2003	1998	1560 Skeet Club Rd.
Highland Park, IL	-	2,820	15,832	50	2,820	15,882	452	2011	2012	1651 Richfield Avenue
Highlands Ranch, CO	-	940	3,721	4,983	940	8,704	1,237	2002	1999	9160 S. University Blvd.
Hilltop, WV	-	480	25,355	15	480	25,370	1,881	2011	1977	Saddle Shop Road
Hinckley, England	-	2,900	5,634	-	2,900	5,634	69	2013	2013	Tudor Road
Hollywood, FL	-	1,240	13,806	242	1,240	14,048	496	2012	2001	3880 South Circle Drive
Homestead, FL	-	2,750	11,750	-	2,750	11,750	2,465	2006	1994	1990 S. Canal Dr.
Houston, TX	9,797	860	18,715	-	860	18,715	3,145	2007	2006	8702 South Course Drive
Houston, TX	-	5,090	9,471	-	5,090	9,471	1,303	2007	2009	15015 Cypress Woods Medical Drive
Houston, TX	10,148	630	5,970	750	630	6,720	2,186	2002	1995	3625 Green Crest Dr.
Howell, NJ	10,049	1,050	21,703	226	1,065	21,914	1,720	2010	2007	100 Meridian Place
Huntington, WV	-	800	32,261	126	800	32,387	2,405	2011	1976	101 13th Street
Huron, OH	-	160	6,088	1,452	160	7,540	1,602	2005	1983	1920 Cleveland Rd. W.
Hurricane, WV	-	620	21,454	805	620	22,258	1,648	2011	1986	590 N Poplar Fork Road
Hutchinson, KS	-	600	10,590	194	600	10,784	2,603	2004	1997	2416 Brentwood
Indianapolis, IN	-	495	6,287	22,565	495	28,852	6,840	2006	1981	8616 W. Tenth St.
Indianapolis, IN	-	255	2,473	12,123	255	14,596	3,315	2006	1981	8616 W.Tenth St.
Jackson, NJ	-	6,500	26,405	2,193	6,500	28,598	877	2012	2001	2 Kathleen Drive
Jacksonville Beach, FL	-	1,210	26,207	111	1,210	26,317	907	2012	1999	1700 The Greens Way
Jamestown, TN	-	-	6,707	508	-	7,215	4,369	2004	1966	208 N. Duncan St.
Jefferson, OH	-	80	9,120	-	80	9,120	2,126	2006	1984	222 Beech St.
Jupiter, FL	-	3,100	47,453	563	3,100	48,016	1,512	2012	2002	110 Mangrove Bay Way
Keene, NH	-	530	9,639	284	530	9,923	676	2011	1980	677 Court Street
Kenner, LA	-	1,100	10,036	328	1,100	10,364	7,047	1998	2000	1600 Joe Yenni Blvd
Kennesaw, GA	-	940	10,848	333	940	11,181	396	2012	1998	5235 Stilesboro Road
Kennett Square, PA	-	1,050	22,946	109	1,083	23,021	1,785	2010	2008	301 Victoria Gardens Dr.
Kennewick, WA	-	1,820	27,991	255	1,834	28,232	5,012	2010	1994	2802 W 35th Ave
Kenosha, WI	-	1,500	9,139	-	1,500	9,139	1,219	2007	2009	6300 67th Street
Kent, WA	-	940	20,318	10,470	940	30,788	4,461	2007	2000	24121 116th Avenue SE
Kirkland, WA	-	1,880	4,315	683	1,880	4,998	1,281	2003	1996	6505 Lakeview Dr.
Kirkstall, England	-	3,273	12,648	-	3,273	12,648	140	2013	2009	29 Broad Lane
Laconia, NH	-	810	14,434	497	810	14,930	1,128	2011	1968	175 Blueberry Lane
Lake Barrington, IL	-	3,400	66,179	46	3,400	66,225	2,096	2012	2000	22320 Classic Court
Lake Zurich, IL	-	1,470	9,830	-	1,470	9,830	721	2011	2007	550 America Court
Lakewood Ranch, FL	-	650	6,714	-	650	6,714	312	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	7,387	1,000	22,388	-	1,000	22,388	883	2012	2005	8220 Natures Way
Lancaster, CA	10,083	700	15,295	574	712	15,857	2,504	2010	1999	43051 15th St. West
Lancaster, PA	-	890	7,623	80	890	7,702	660	2011	1928	336 South West End Ave
Lancaster, NH	-	430	15,804	161	430	15,964	1,191	2011	1981	91 Country Village Road
Lancaster, NH	-	160	434	28	160	462	67	2011	1905	63 Country Village Road
Langhorne, PA	-	1,350	24,881	117	1,350	24,998	1,919	2011	1979	262 Toll Gate Road
Lapeer, MI	-	220	7,625	-	220	7,625	327	2011	2012	2323 Demille Road
LaPlata, MD(2)	-	700	19,068	466	700	19,534	1,473	2011	1984	One Magnolia Drive
Lawrence, KS	3,704	250	8,716	-	250	8,716	340	2012	1996	3220 Peterson Road
Lebanon, NH	-	550	20,138	64	550	20,202	1,512	2011	1985	24 Old Etna Road
Lecanto, FL	-	200	6,900	-	200	6,900	1,802	2004	1986	2341 W. Norvell Bryant Hwy.
Lee, MA	-	290	18,135	926	290	19,061	6,105	2002	1998	600 & 620 Laurel St.
Leicester, England	-	6,897	30,240	(234)	4,110	32,793	872	2012	2010	307 London Road
Lenoir, NC	-	190	3,748	641	190	4,389	1,287	2003	1998	1145 Powell Rd., N.E.
Leominster, MA	-	530	6,201	25	530	6,226	547	2011	1966	44 Keystone Drive
Lewisburg, WV	-	260	3,699	70	260	3,769	331	2011	1995	331 Holt Lane
Lexington, NC	-	200	3,900	1,015	200	4,915	1,528	2002	1997	161 Young Dr.
Libertyville, IL	-	6,500	40,024	-	6,500	40,024	2,953	2011	2001	901 Florsheim Dr
Lincoln, NE	4,964	390	13,807	-	390	13,807	1,329	2010	2000	7208 Van Dorn St.
Linwood, NJ	-	800	21,984	554	816	22,522	1,788	2010	1997	432 Central Ave
Litchfield, CT	-	1,240	17,908	145	1,250	18,044	1,406	2010	1998	19 Constitution Way
Little Neck, NY	-	3,350	38,461	607	3,355	39,063	3,035	2010	2000	55-15 Little Neck Pkwy.
Loganville, GA	-	1,430	22,912	292	1,430	23,204	861	2012	1997	690 Tommy Lee Fuller Drive
Longview, TX	-	610	5,520	-	610	5,520	980	2006	2007	311 E Hawkins Pkwy
Longwood, FL	-	1,260	6,445	-	1,260	6,445	412	2011	2011	425 South Ronald Reagan Boulevard
Louisville, KY	-	490	10,010	-	490	10,010	3,003	2005	1978	4604 Lowe Rd
Louisville, KY	-	430	7,135	163	430	7,298	2,669	2002	1974	2529 Six Mile Lane
Louisville, KY	-	350	4,675	133	350	4,808	1,789	2002	1975	1120 Cristland Rd.
Lowell, MA	-	1,070	13,481	103	1,070	13,584	1,091	2011	1975	841 Merrimack Street
Lowell, MA	-	680	3,378	30	680	3,408	335	2011	1969	30 Princeton Blvd
Loxley, England	-	1,840	21,049	-	1,840	21,049	510	2013	2008	Loxley Road
Lutherville, MD	-	1,100	19,786	1,579	1,100	21,365	1,548	2011	1988	515 Brightfield Road
Macungie, PA	-	960	29,033	17	960	29,049	2,143	2011	1994	1718 Spring Creek Road
Mahwah, NJ	-	-	-	785	785	-	-	2012	0	15 Edison Road
Manahawkin, NJ	-	1,020	20,361	122	1,020	20,483	1,559	2011	1994	1361 Route 72 West
Manalapan, NJ	-	900	22,624	95	900	22,719	1,393	2011	2001	445 Route 9 South
Manassas, VA	-	750	7,446	530	750	7,976	2,090	2003	1996	8341 Barrett Dr.
Mansfield, TX	-	660	5,251	-	660	5,251	943	2006	2007	2281 Country Club Dr
Manteca, CA	6,188	1,300	12,125	1,451	1,312	13,564	3,083	2005	1986	430 N. Union Rd.
Marianna, FL	-	340	8,910	-	340	8,910	1,822	2006	1997	2600 Forest Glenn Tr.
Marietta, GA	-	1,270	10,519	404	1,270	10,923	378	2012	1997	3039 Sandy Plains Road
Marlinton, WV	-	270	8,430	11	270	8,441	657	2011	1987	Stillwell Road, Route 1
Marmet, WV	-	540	26,483	-	540	26,483	1,924	2011	1986	1 Sutphin Drive
Martinsburg, WV	-	340	17,180	50	340	17,230	1,261	2011	1987	2720 Charles Town Road
Martinsville, VA	-	349	-	-	349	-	-	2003	0	Rolling Hills Rd. & US Hwy. 58
Marysville, WA	4,585	620	4,780	329	620	5,109	1,404	2003	1998	9802 48th Dr. N.E.
Matawan, NJ	-	1,830	20,618	7	1,830	20,625	1,179	2011	1965	625 State Highway 34
Matthews, NC	-	560	4,738	-	560	4,738	1,432	2003	1998	2404 Plantation Center Dr.
McHenry, IL	-	1,576	-	-	1,576	-	-	2006	0	_
McHenry, IL	-	3,550	15,300	6,718	3,550	22,018	3,677	2006	2004	3300 Charles Miller Rd.
McKinney, TX	-	1,570	7,389	-	1,570	7,389	807	2009	2010	2701 Alma Rd.
McMurray, PA	-	1,440	15,805	1,894	1,440	17,699	988	2010	2011	240 Cedar Hill Dr
Melbourne, FL	-	7,070	48,257	12,990	7,070	61,247	6,577	2007	2009	7300 Watersong Lane
Melbourne, FL	-	2,540	21,319	-	2,540	21,319	1,053	2010	2012	3260 N Harbor City Blvd
Melville, NY	-	4,280	73,283	1,111	4,282	74,392	5,700	2010	2001	70 Pinelawn Rd
Memphis, TN	-	940	5,963	-	940	5,963	1,931	2004	1951	1150 Dovecrest Rd.
Memphis, TN	-	390	9,660	1,600	390	11,260	989	2010	1981	141 N. McLean Blvd.
Mendham, NJ	-	1,240	27,169	633	1,240	27,802	2,023	2011	1968	84 Cold Hill Road
Menomonee Falls, WI	-	1,020	6,984	52	1,020	7,036	1,167	2006	2007	W128 N6900 Northfield Drive
Mercerville, NJ	-	860	9,929	115	860	10,045	816	2011	1967	2240 White Horse- Merceville Road
Meriden, CT	-	1,300	1,472	5	1,300	1,477	248	2011	1968	845 Paddock Ave
Merrillville, IN	-	643	7,084	3,526	643	10,610	6,623	1997	1999	101 W. 87th Ave.
Merrillville, IN	-	1,080	3,413	-	1,080	3,413	341	2010	2011	300 W. 89th Ave.
Mesa, AZ	6,111	950	9,087	713	950	9,800	3,499	1999	2000	7231 E. Broadway
Middleburg Heights, OH	-	960	7,780	-	960	7,780	1,945	2004	1998	15435 Bagley Rd.
Middleton, WI	-	420	4,006	600	420	4,606	1,349	2001	1991	6701 Stonefield Rd.
Middletown, RI	-	1,480	19,703	-	1,480	19,703	1,523	2011	1975	333 Green End Avenue
Midland, MI	-	200	11,025	58	200	11,083	898	2010	1994	2325 Rockwell Dr
Milford, DE	-	400	7,816	40	400	7,855	629	2011	1997	500 South DuPont Boulevard
Milford, DE	-	680	19,216	58	680	19,274	1,477	2011	1905	700 Marvel Road
Mill Creek, WA	28,882	10,150	60,274	614	10,179	60,859	11,315	2010	1998	14905 Bothell-Everett Hwy
Millersville, MD	-	680	1,020	25	680	1,045	1,045	2011	1962	899 Cecil Avenue
Millville, NJ	-	840	29,944	104	840	30,048	2,252	2011	1986	54 Sharp Street
Missoula, MT	-	550	7,490	377	550	7,867	1,719	2005	1998	3620 American Way
Monclova, OH	-	1,750	12,243	-	1,750	12,243	305	2011	2013	6935 Monclova Road
Monmouth Junction, NJ	-	720	6,209	57	720	6,266	537	2011	1996	2 Deer Park Drive
Monroe, NC	-	470	3,681	648	470	4,329	1,302	2003	2001	918 Fitzgerald St.
Monroe, NC	-	310	4,799	857	310	5,656	1,603	2003	2000	919 Fitzgerald St.
Monroe, NC	-	450	4,021	114	450	4,135	1,241	2003	1997	1316 Patterson Ave.
Monroe, WA	-	2,560	34,460	304	2,584	34,741	4,963	2010	1994	15465 179th Ave. SE
Monroe Twp, NJ	-	1,160	13,193	75	1,160	13,268	1,084	2011	1996	292 Applegarth Road
Monteagle, TN	-	310	3,318	-	310	3,318	1,177	2003	1980	218 Second St., N.E.
Monterey, TN	-	-	4,195	410	-	4,605	2,744	2004	1977	410 W. Crawford Ave.
Montville, NJ	-	3,500	31,002	233	3,500	31,234	1,949	2011	1988	165 Changebridge Rd.
Moorestown, NJ	-	2,060	51,628	545	2,063	52,170	4,019	2010	2000	1205 N. Church St
Morehead City, NC	-	200	3,104	1,648	200	4,752	1,704	1999	1999	107 Bryan St.
Morgantown, KY	-	380	3,705	615	380	4,320	1,266	2003	1965	206 S. Warren St.
Morgantown, WV	-	190	15,633	20	190	15,653	831	2011	1997	161 Bakers Ridge Road
Morton Grove, IL	-	1,900	19,374	59	1,900	19,432	1,092	2010	2011	5520 N. Lincoln Ave.
Mount Airy, NC	-	270	6,430	577	270	7,007	1,382	2005	1998	1000 Ridgecrest Lane
Mountain City, TN	-	220	5,896	660	220	6,556	3,874	2001	1976	919 Medical Park Dr.
Mt. Vernon, WA	-	400	2,200	156	400	2,356	438	2006	2001	3807 East College Way
Myrtle Beach, SC	-	6,890	41,526	11,668	6,890	53,194	5,700	2007	2009	101 Brightwater Dr.
Nacogdoches, TX	-	390	5,754	-	390	5,754	1,013	2006	2007	5902 North St
Naperville, IL	-	3,470	29,547	-	3,470	29,547	2,222	2011	2001	504 North River Road
Naperville, IL	-	1,550	12,237	-	1,550	12,237	-	2012	2013	1936 Brookdale Road
Naples, FL	-	1,716	17,306	1,878	1,738	19,162	16,267	1997	1999	1710 S.W. Health Pkwy.
Naples, FL	-	550	5,450	-	550	5,450	1,530	2004	1968	2900 12th St. N.
Nashville, TN	-	4,910	29,590	-	4,910	29,590	4,360	2008	2007	15 Burton Hills Boulevard
Nashville, TN	-	4,500	12,287	-	4,500	12,287	290	2011	2013	832 Wedgewood Ave
Naugatuck, CT	-	1,200	15,826	176	1,200	16,002	1,229	2011	1980	4 Hazel Avenue
Needham, MA	-	1,610	13,715	366	1,610	14,081	5,010	2002	1994	100 West St.
Neenah, WI	-	630	15,120	-	630	15,120	1,432	2010	1991	131 E. North Water St.
New Braunfels, TX	-	1,200	19,800	-	1,200	19,800	1,466	2011	2009	2294 East Common Street
New Haven, IN	-	176	3,524	-	176	3,524	1,175	2004	1981	1201 Daly Dr.
New Moston, England	-	1,989	5,882	-	1,989	5,882	68	2013	2010	90a Broadway
Newark, DE	-	560	21,220	1,488	560	22,708	5,185	2004	1998	200 E. Village Rd.
Newcastle Under Lyme, England	-	1,492	7,598	-	1,492	7,598	84	2013	2010	Hempstalls Lane
Newport, VT	-	290	3,867	-	290	3,867	331	2011	1967	35 Bel-Aire Drive
Norman, OK	-	55	1,484	-	55	1,484	782	1995	1995	1701 Alameda Dr.
Norman, OK	11,161	1,480	33,330	-	1,480	33,330	1,288	2012	1985	800 Canadian Trails Drive
Norristown, PA	-	1,200	19,488	1,762	1,200	21,250	1,521	2011	1995	1700 Pine Street
North Andover, MA	-	950	21,817	54	950	21,870	1,645	2011	1977	140 Prescott Street
North Andover, MA	-	1,070	17,341	1,303	1,070	18,644	1,403	2011	1990	1801 Turnpike Street
North Augusta, SC	-	332	2,558	-	332	2,558	1,049	1999	1998	105 North Hills Dr.
North Cape May, NJ	-	600	22,266	36	600	22,302	1,669	2011	1995	700 Townbank Road
Northampton, England	-	6,961	23,306	-	6,961	23,306	267	2013	2011	Cliftonville Road
Nuneaton, England	-	4,467	12,068	-	4,467	12,068	133	2013	2011	132 Coventry Road
Nuthall, England	-	3,356	14,020	-	3,356	14,020	156	2013	2011	172 Nottingham Road
Oak Hill, WV	-	240	24,506	-	240	24,506	1,777	2011	1988	422 23rd Street
Oak Hill, WV	-	170	721	-	170	721	115	2011	1999	438 23rd Street
Ocala, FL	-	1,340	10,564	-	1,340	10,564	1,272	2008	2009	2650 SE 18TH Avenue
Ogden, UT	-	360	6,700	699	360	7,399	1,734	2004	1998	1340 N. Washington Blv.
Oklahoma City, OK	-	590	7,513	-	590	7,513	1,139	2007	2008	13200 S. May Ave
Oklahoma City, OK	-	760	7,017	-	760	7,017	971	2007	2009	11320 N. Council Road
Olympia, WA	6,829	550	16,689	158	553	16,844	2,390	2010	1995	616 Lilly Rd. NE
Omaha, NE	-	370	10,230	-	370	10,230	1,003	2010	1998	11909 Miracle Hills Dr.
Omaha, NE	4,274	380	8,864	-	380	8,864	902	2010	1999	5728 South 108th St.
Oneonta, NY	-	80	5,020	-	80	5,020	806	2007	1996	1846 County Highway 48
Ormond Beach, FL	-	-	2,739	452	-	3,191	1,641	2002	1983	103 N. Clyde Morris Blvd.
Orwigsburg, PA	-	650	20,632	134	650	20,766	1,571	2011	1992	1000 Orwigsburg Manor Drive
Oshkosh, WI	-	900	3,800	3,687	900	7,487	1,471	2006	2005	711 Bayshore Drive
Oshkosh, WI	-	400	23,237	-	400	23,237	3,031	2007	2008	631 Hazel Street
Overland Park, KS	-	1,120	8,360	-	1,120	8,360	2,014	2005	1970	7541 Switzer St.
Overland Park, KS	-	3,730	27,076	340	3,730	27,416	3,092	2008	2009	12000 Lamar Avenue
Overland Park, KS	-	4,500	29,105	7,295	4,500	36,400	3,075	2010	1988	6101 W 119th St
Owasso, OK	-	215	1,380	-	215	1,380	640	1996	1996	12807 E. 86th Place N.
Owensboro, KY	-	240	6,760	609	240	7,369	1,735	1993	1966	1614 W. Parrish Ave.
Owensboro, KY	-	225	13,275	-	225	13,275	3,300	2005	1964	1205 Leitchfield Rd.
Owenton, KY	-	100	2,400	-	100	2,400	733	2005	1979	905 Hwy. 127 N.
Oxford, MI	11,500	1,430	15,791	-	1,430	15,791	1,359	2010	2001	701 Market St
Palestine, TX	-	180	4,320	1,300	180	5,620	1,046	2006	2005	1625 W. Spring St.
Palm Coast, FL	-	870	10,957	-	870	10,957	1,186	2008	2010	50 Town Ct.
Panama City Beach, FL	-	900	7,717	35	900	7,752	526	2011	2005	6012 Magnolia Beach Road
Paris, TX	-	490	5,452	-	490	5,452	2,604	2005	2006	750 N Collegiate Dr
Parkersburg, WV	-	390	21,288	643	390	21,931	1,599	2011	1979	723 Summers Street
Parkville, MD	-	1,350	16,071	274	1,350	16,345	1,265	2011	1980	8710 Emge Road
Parkville, MD	-	791	11,186	2	791	11,189	897	2011	1972	8720 Emge Road
Parkville, MD	-	1,100	11,768	-	1,100	11,768	934	2011	1972	1801 Wentworth Road
Pasadena, TX	9,820	720	24,080	-	720	24,080	4,301	2007	2005	3434 Watters Rd.
Paso Robles, CA	-	1,770	8,630	693	1,770	9,323	2,919	2002	1998	1919 Creston Rd.
Pawleys Island, SC	-	2,020	32,590	6,272	2,020	38,862	7,617	2005	1997	120 Lakes at Litchfield Dr.
Pella, IA	-	870	6,716	89	870	6,805	237	2012	2002	2602 Fifield Road
Pennington, NJ	-	1,380	27,620	506	1,432	28,074	1,617	2011	2000	143 West Franklin Avenue
Pennsauken, NJ	-	900	10,780	179	900	10,959	950	2011	1985	5101 North Park Drive
Petoskey, MI	6,102	860	14,452	-	860	14,452	1,141	2011	1997	965 Hager Dr
Philadelphia, PA	-	2,700	25,709	333	2,700	26,041	1,983	2011	1976	184 Bethlehem Pike
Philadelphia, PA	-	2,930	10,433	3,373	2,930	13,806	1,050	2011	1952	1526 Lombard Street
Philadelphia, PA	-	540	11,239	65	540	11,304	837	2011	1965	8015 Lawndale Avenue
Philadelphia, PA	-	1,810	16,898	32	1,810	16,931	1,424	2011	1972	650 Edison Avenue
Phillipsburg, NJ	-	800	21,175	193	800	21,368	1,644	2011	1992	290 Red School Lane
Phillipsburg, NJ	-	300	8,114	38	300	8,151	627	2011	1905	843 Wilbur Avenue
Pigeon Forge, TN	-	320	4,180	117	320	4,297	1,643	2001	1986	415 Cole Dr.
Pinehurst, NC	-	290	2,690	484	290	3,174	989	2003	1998	17 Regional Dr.
Piqua, OH	-	204	1,885	-	204	1,885	800	1997	1997	1744 W. High St.
Pittsburgh, PA	-	1,750	8,572	115	1,750	8,687	2,145	2005	1998	100 Knoedler Rd.
Plainview, NY	-	3,990	11,969	184	3,990	12,153	843	2011	1963	150 Sunnyside Blvd
Plattsmouth, NE	-	250	5,650	-	250	5,650	583	2010	1999	1913 E. Highway 34
Plymouth, MI	-	1,490	19,990	129	1,490	20,119	1,643	2010	1972	14707 Northville Rd
Port St. Joe, FL	-	370	2,055	-	370	2,055	962	2004	1982	220 9th St.
Port St. Lucie, FL	-	8,700	47,230	4,878	8,700	52,108	4,975	2008	2010	10685 SW Stony Creek Way
Post Falls, ID	-	2,700	14,217	2,181	2,700	16,398	2,308	2007	2008	460 N. Garden Plaza Ct.
Pottsville, PA	-	950	26,964	202	950	27,166	2,076	2011	1990	1000 Schuylkill Manor Road
Princeton, NJ	-	1,730	30,888	1,007	1,775	31,850	1,857	2011	2001	155 Raymond Road
Puyallup, WA	11,445	1,150	20,776	201	1,156	20,971	3,125	2010	1985	123 Fourth Ave. NW
Quakertown, PA	-	1,040	25,389	72	1,040	25,461	1,906	2011	1977	1020 South Main Street
Raleigh, NC	-	10,000	-	-	10,000	-	-	2008	0	St. Albans Drive and Camelot Drive
Raleigh, NC	25,735	3,530	59,589	-	3,530	59,589	1,967	2012	2002	5301 Creedmoor Road
Raleigh, NC	-	2,580	16,837	-	2,580	16,837	624	2012	1988	7900 Creedmoor Road
Reading, PA	-	980	19,906	102	980	20,008	1,520	2011	1994	5501 Perkiomen Ave
Red Bank, NJ	-	1,050	21,275	123	1,050	21,398	1,312	2011	1997	One Hartford Dr.
Rehoboth Beach, DE	-	960	24,248	312	973	24,547	1,917	2010	1999	36101 Seaside Blvd
Reidsville, NC	-	170	3,830	857	170	4,687	1,475	2002	1998	2931 Vance St.
Reno, NV	-	1,060	11,440	605	1,060	12,045	2,893	2004	1998	5165 Summit Ridge Road
Ridgeland, MS	-	520	7,675	427	520	8,102	2,144	2003	1997	410 Orchard Park
Ridgely, TN	-	300	5,700	97	300	5,797	2,039	2001	1990	117 N. Main St.
Ridgewood, NJ	-	1,350	16,170	479	1,350	16,650	1,233	2011	1971	330 Franklin Turnpike
Rockledge, FL	-	360	4,117	-	360	4,117	1,782	2001	1970	1775 Huntington Lane
Rockville, MD	-	-	16,398	10	-	16,408	758	2012	1986	9701 Medical Center Drive
Rockville, CT	-	1,500	4,835	76	1,500	4,911	504	2011	1960	1253 Hartford Turnpike
Rockville Centre, NY	-	4,290	20,310	298	4,290	20,608	1,327	2011	2002	260 Maple Ave
Rockwood, TN	-	500	7,116	741	500	7,857	2,718	2001	1979	5580 Roane State Hwy.
Rocky Hill, CT	-	1,090	6,710	1,500	1,090	8,210	2,062	2003	1996	60 Cold Spring Rd.
Rogersville, TN	-	350	3,278	-	350	3,278	1,167	2003	1980	109 Hwy. 70 N.
Rohnert Park, CA	13,710	6,500	18,700	1,498	6,546	20,152	4,417	2005	1986	4855 Snyder Lane
Romeoville, IL	-	1,895	-	-	1,895	-	-	2006	0	Grand Haven Circle
Roswell, GA	7,883	1,107	9,627	793	1,114	10,413	7,142	1997	1999	655 Mansell Rd.
Rugeley, England	-	2,552	13,786	-	2,552	13,786	161	2013	2010	Horse Fair
Rutland, VT	-	1,190	23,655	87	1,190	23,743	1,809	2011	1968	9 Haywood Avenue
Sacramento, CA	10,295	940	14,781	96	952	14,865	2,214	2010	1978	6350 Riverside Blvd
Saint Simons Island, GA	-	6,440	50,060	1,502	6,440	51,562	7,118	2008	2007	136 Marsh's Edge Lane
Salem, OR	-	449	5,171	-	449	5,172	2,099	1999	1998	1355 Boone Rd. S.E.
Salisbury, NC	-	370	5,697	168	370	5,865	1,683	2003	1997	2201 Statesville Blvd.
San Angelo, TX	-	260	8,800	425	260	9,225	2,170	2004	1997	2695 Valleyview Blvd.
San Antonio, TX	-	6,120	28,169	2,124	6,120	30,293	1,831	2010	2011	2702 Cembalo Blvd
San Antonio, TX	10,608	560	7,315	-	560	7,315	2,478	2002	2000	5437 Eisenhaur Rd.
San Antonio, TX	9,778	640	13,360	-	640	13,360	2,493	2007	2004	8503 Mystic Park
San Ramon, CA	9,107	2,430	17,488	52	2,435	17,535	2,483	2010	1989	18888 Bollinger Canyon Rd
Sanatoga, PA	-	980	30,695	37	980	30,733	2,260	2011	1993	225 Evergreen Road
Sand Springs, OK	6,711	910	19,654	-	910	19,654	773	2012	2002	4402 South 129th Avenue West
Sarasota, FL	-	475	3,175	-	475	3,175	1,548	1996	1995	8450 McIntosh Rd.
Sarasota, FL	-	600	3,400	-	600	3,400	1,064	2004	1982	4602 Northgate Ct.
Sarasota, FL	-	1,120	12,489	74	1,120	12,563	456	2012	1999	2290 Cattlemen Road
Sarasota, FL	-	950	8,825	244	950	9,069	321	2012	1998	3221 Fruitville Road
Sarasota, FL	-	880	9,854	65	880	9,919	375	2012	1990	3749 Sarasota Square Boulevard
Scituate, MA	-	1,740	10,640	-	1,740	10,640	2,374	2005	1976	309 Driftway
Scott Depot, WV	-	350	6,876	58	350	6,934	553	2011	1995	5 Rolling Meadows
Seaford, DE	-	720	14,029	53	720	14,082	1,129	2011	1977	1100 Norman Eskridge Highway
Seaford, DE	-	830	7,995	1,547	830	9,542	358	2012	1992	715 East King Street
Seattle, WA	7,664	5,190	9,350	350	5,199	9,692	2,366	2010	1962	11501 15th Ave NE
Seattle, WA	7,322	3,420	15,555	138	3,420	15,693	2,539	2010	2000	2326 California Ave SW
Seattle, WA	9,105	2,630	10,257	36	2,630	10,293	1,760	2010	2003	4611 35th Ave SW
Seattle, WA	28,615	10,670	37,291	157	10,700	37,418	7,938	2010	2005	805 4th Ave N
Selbyville, DE	-	750	25,912	203	769	26,096	2,051	2010	2008	21111 Arrington Dr
Seven Fields, PA	-	484	4,663	60	484	4,722	1,923	1999	1999	500 Seven Fields Blvd.
Severna Park, MD(2)	-	2,120	31,273	808	2,120	32,081	2,318	2011	1981	24 Truckhouse Road
Shawnee, OK	-	80	1,400	-	80	1,400	673	1996	1995	3947 Kickapoo
Sheboygan, WI	-	80	5,320	3,774	80	9,094	1,382	2006	2006	4221 Kadlec Dr.
Shelbyville, KY	-	630	3,870	-	630	3,870	973	2005	1965	1871 Midland Trail
Shelton, WA	-	530	17,049	137	530	17,186	713	2012	1989	900 W Alpine Way
Shepherdstown, WV	-	250	13,806	14	250	13,819	1,021	2011	1990	80 Maddex Drive
Sherman, TX	-	700	5,221	-	700	5,221	990	2005	2006	1011 E. Pecan Grove Rd.
Shillington, PA	-	1,020	19,569	956	1,020	20,525	1,515	2011	1964	500 E Philadelphia Ave
Shrewsbury, NJ	-	2,120	38,116	425	2,120	38,541	2,994	2010	2000	5 Meridian Way
Silver Spring, MD	-	1,250	7,278	268	1,250	7,547	349	2012	1952	2101 Fairland Road
Silver Spring, MD	-	1,150	9,252	104	1,150	9,356	420	2012	1968	12325 New Hampshire
Silvis, IL	-	880	16,420	-	880	16,420	1,470	2010	2005	1900 10th St.
Sissonville, WV	-	600	23,948	54	600	24,003	1,785	2011	1981	302 Cedar Ridge Road
Sisterville, WV	-	200	5,400	242	200	5,642	456	2011	1986	201 Wood Street
Smithfield, NC	-	290	5,680	-	290	5,680	1,647	2003	1998	830 Berkshire Rd.
Somerset, MA	-	1,010	29,577	152	1,010	29,728	2,192	2011	1998	455 Brayton Avenue
Sonoma, CA	14,899	1,100	18,400	1,374	1,109	19,764	4,269	2005	1988	800 Oregon St.
South Boston, MA	-	385	2,002	5,218	385	7,220	2,989	1995	1961	804 E. Seventh St.
South Pittsburg, TN	-	430	5,628	-	430	5,628	1,724	2004	1979	201E. 10th St.
Southbury, CT	-	1,860	23,613	958	1,860	24,571	1,741	2011	2001	655 Main St
Sparks, NV	-	3,700	46,526	-	3,700	46,526	5,594	2007	2009	275 Neighborhood Way
Spartanburg, SC	-	3,350	15,750	13,385	3,350	29,135	4,555	2005	1997	110 Summit Hills Dr.
Spencer, WV	-	190	8,810	28	190	8,838	677	2011	1988	825 Summit Street
Spring City, TN	-	420	6,085	3,210	420	9,295	2,896	2001	1987	331 Hinch St.
Spring House, PA	-	900	10,780	199	900	10,979	884	2011	1900	905 Penllyn Pike
St. Charles, MD	-	580	15,555	84	580	15,639	1,203	2011	1996	4140 Old Washington Highway
St. Louis, MO	-	1,890	12,165	131	1,890	12,297	1,043	2010	1963	6543 Chippewa St
Stanwood, WA	-	2,260	28,474	277	2,283	28,728	4,391	2010	1998	7212 265th St NW
Statesville, NC	-	150	1,447	266	150	1,713	532	2003	1990	2441 E. Broad St.
Statesville, NC	-	310	6,183	8	310	6,191	1,735	2003	1996	2806 Peachtree Place
Statesville, NC	-	140	3,627	-	140	3,627	1,046	2003	1999	2814 Peachtree Rd.
Stillwater, OK	-	80	1,400	-	80	1,400	675	1995	1995	1616 McElroy Rd.
Stockton, CA	2,963	2,280	5,983	285	2,372	6,176	1,093	2010	1988	6725 Inglewood
Summit, NJ	-	3,080	14,152	-	3,080	14,152	1,054	2011	2001	41 Springfield Avenue
Superior, WI	-	1,020	13,735	-	1,020	13,735	380	2009	2010	1915 North 34th Street
Swanton, OH	-	330	6,370	-	330	6,370	1,690	2004	1950	401 W. Airport Hwy.
Takoma Park, MD	-	1,300	10,136	-	1,300	10,136	467	2012	1962	7525 Carroll Avenue
Texarkana, TX	-	192	1,403	-	192	1,403	650	1996	1996	4204 Moores Lane
Thomasville, GA	-	530	13,899	436	530	14,335	936	2011	2006	423 Covington Avenue
Tomball, TX	-	1,050	13,300	671	1,050	13,971	998	2011	2001	1221 Graham Dr
Toms River, NJ	-	1,610	34,627	508	1,671	35,074	2,747	2010	2005	1587 Old Freehold Rd
Topeka, KS	-	260	12,712	-	260	12,712	517	2012	2011	1931 Southwest Arvonia Place
Towson, MD(2)	-	1,180	13,280	194	1,180	13,475	1,048	2011	1973	7700 York Road
Troy, OH	-	200	2,000	4,254	200	6,254	1,336	1997	1997	81 S. Stanfield Rd.
Troy, OH	-	470	16,730	-	470	16,730	4,273	2004	1971	512 Crescent Drive
Trumbull, CT	-	4,440	43,384	-	4,440	43,384	3,084	2011	2001	6949 Main Street
Tucson, AZ	-	930	13,399	-	930	13,399	3,077	2005	1985	6211 N. La Cholla Blvd.
Tulsa, OK	-	1,390	7,110	462	1,390	7,572	783	2010	1998	7220 S. Yale Ave.
Tulsa, OK	-	1,320	10,087	-	1,320	10,087	345	2011	2012	7902 South Mingo Road East
Tyler, TX	-	650	5,268	-	650	5,268	939	2006	2007	5550 Old Jacksonville Hwy.
Uhrichsville, OH	-	24	6,716	-	24	6,716	1,499	2006	1977	5166 Spanson Drive S.E.
Uniontown, PA	-	310	6,817	84	310	6,901	541	2011	1964	75 Hikle Street
Vacaville, CA	14,097	900	17,100	1,417	900	18,517	4,050	2005	1987	799 Yellowstone Dr.
Vallejo, CA	14,113	4,000	18,000	1,841	4,030	19,812	4,320	2005	1989	350 Locust Dr.
Vallejo, CA	7,458	2,330	15,407	152	2,330	15,559	2,539	2010	1990	2261 Tuolumne
Valley Falls, RI	-	1,080	7,433	10	1,080	7,443	593	2011	1975	100 Chambers Street
Valparaiso, IN	-	112	2,558	-	112	2,558	907	2001	1998	2601 Valparaiso St.
Valparaiso, IN	-	108	2,962	-	108	2,962	1,028	2001	1999	2501 Valparaiso St.
Vancouver, WA	11,826	1,820	19,042	99	1,821	19,140	2,895	2010	2006	10011 NE 118th Ave
Venice, FL	-	500	6,000	-	500	6,000	1,654	2004	1987	1240 Pinebrook Rd.
Venice, FL	-	1,150	10,674	-	1,150	10,674	1,207	2008	2009	1600 Center Rd.
Vero Beach, FL	-	263	3,187	-	263	3,187	1,094	2001	1999	420 4th Ct.
Vero Beach, FL	-	297	3,263	-	297	3,263	1,131	2001	1996	410 4th Ct.
Vero Beach, FL	-	2,930	40,070	14,729	2,930	54,799	7,741	2007	2003	7955 16th Manor
Voorhees, NJ	-	1,800	37,299	559	1,800	37,858	2,854	2011	1965	2601 Evesham Road
Voorhees, NJ(2)	-	1,900	26,040	893	1,900	26,934	2,014	2011	1985	3001 Evesham Road
Voorhees, NJ	-	3,100	25,950	-	3,100	25,950	693	2011	2013	113 South Route 73
Voorhees, NJ	-	3,700	24,312	-	3,700	24,312	268	2012	2013	311 Route 73
Waconia, MN	-	890	14,726	4,334	890	19,060	1,049	2011	2005	500 Cherry Street
Wake Forest, NC	-	200	3,003	1,742	200	4,745	1,752	1998	1999	611 S. Brooks St.
Walkersville, MD	-	1,650	15,103	-	1,650	15,103	678	2012	1997	56 West Frederick Street
Wall, NJ	-	1,650	25,350	1,907	1,690	27,217	1,500	2011	2003	2021 Highway 35
Wallingford, CT	-	490	1,210	59	490	1,269	163	2011	1962	35 Marc Drive
Wareham, MA	-	875	10,313	1,701	875	12,014	4,017	2002	1989	50 Indian Neck Rd.
Warren, NJ	-	2,000	30,810	209	2,000	31,019	1,879	2011	1999	274 King George Rd
Warwick, RI	-	1,530	18,564	170	1,530	18,734	1,453	2011	1963	660 Commonwealth Avenue
Watchung, NJ	-	1,920	24,880	501	1,960	25,341	1,465	2011	2000	680 Mountain Boulevard
Waukee, IA	-	1,870	31,878	1,075	1,870	32,953	1,113	2012	2007	1650 SE Holiday Crest Circle
Waukesha, WI	-	1,100	14,910	-	1,100	14,910	1,608	2008	2009	400 Merrill Hills Rd.
Waxahachie, TX	-	650	5,763	-	650	5,763	886	2007	2008	1329 Brown St.
Weatherford, TX	-	660	5,261	-	660	5,261	945	2006	2007	1818 Martin Drive
Webster, TX	9,344	360	5,940	-	360	5,940	2,004	2002	2000	17231 Mill Forest
Webster, NY	-	800	8,968	36	800	9,004	299	2012	2001	100 Kidd Castle Way
Webster, NY	-	1,300	21,127	9	1,300	21,136	675	2012	2001	200 Kidd Castle Way
Webster Groves, MO	-	1,790	15,425	-	1,790	15,425	547	2011	2012	45 E Lockwood Avenue
West Bend, WI	-	620	17,790	-	620	17,790	944	2010	2011	2130 Continental Dr
West Chester, PA	-	1,350	29,237	122	1,350	29,359	2,218	2011	1974	800 West Miner Street
West Chester, PA	-	3,290	42,258	595	3,290	42,852	1,982	2012	2000	1615 East Boot Road
West Chester, PA	-	600	11,894	5	600	11,899	565	2012	2002	1615 East Boot Road
West Orange, NJ	-	2,280	10,687	182	2,280	10,869	913	2011	1963	20 Summit Street
West Worthington, OH	-	510	5,090	-	510	5,090	1,180	2006	1980	111 Lazelle Rd., E.
Westerville, OH	-	740	8,287	3,105	740	11,392	6,967	1998	2001	690 Cooper Rd.
Westfield, NJ(2)	-	2,270	16,589	497	2,270	17,086	1,401	2011	1970	1515 Lamberts Mill Road
Westford, MA	-	920	13,829	206	920	14,034	1,096	2011	1993	3 Park Drive
Westlake, OH	-	1,330	17,926	-	1,330	17,926	6,076	2001	1985	27601 Westchester Pkwy.
Westmoreland, TN	-	330	1,822	2,640	330	4,462	1,629	2001	1994	1559 New Hwy. 52
Weston Super Mare, England	-	3,381	9,477	-	3,381	9,477	105	2013	2011	141b Milton Road
White Lake, MI	10,479	2,920	20,179	92	2,920	20,271	1,691	2010	2000	935 Union Lake Rd
Whittier, CA	11,228	4,470	22,151	301	4,483	22,439	4,848	2010	1988	13250 E Philadelphia St
Wichita, KS	-	1,400	11,000	-	1,400	11,000	2,622	2006	1997	505 North Maize Road
Wichita, KS	-	1,760	19,007	-	1,760	19,007	966	2011	2012	10604 E 13th Street North
Wichita, KS	13,759	630	19,747	-	630	19,747	769	2012	2009	2050 North Webb Road
Wilkes-Barre, PA	-	610	13,842	119	610	13,961	1,094	2011	1986	440 North River Street
Wilkes-Barre, PA	-	570	2,301	44	570	2,345	288	2011	1992	300 Courtright Street
Willard, OH	-	730	6,447	-	730	6,447	287	2011	2012	1100 Neal Zick
Williamsport, PA	-	300	4,946	373	300	5,319	419	2011	1991	1251 Rural Avenue
Williamsport, PA	-	620	8,487	438	620	8,925	737	2011	1988	1201 Rural Avenue
Williamstown, KY	-	70	6,430	-	70	6,430	1,614	2005	1987	201 Kimberly Lane
Willow Grove, PA	-	1,300	14,736	109	1,300	14,845	1,213	2011	1905	1113 North Easton Road
Wilmington, DE	-	800	9,494	57	800	9,551	775	2011	1970	810 S Broom Street
Wilmington, NC	-	210	2,991	-	210	2,991	1,207	1999	1999	3501 Converse Dr.
Windsor, CT	-	2,250	8,539	1,842	2,250	10,382	820	2011	1969	One Emerson Drive
Windsor, CT	-	1,800	600	944	1,800	1,544	173	2011	1974	1 Emerson Drive
Winston-Salem, NC	-	360	2,514	459	360	2,973	892	2003	1996	2980 Reynolda Rd.
Winston-Salem, NC	-	5,700	13,550	21,096	5,700	34,646	4,962	2005	1997	2101 Homestead Hills
Winter Garden, FL	-	1,350	7,937	-	1,350	7,937	198	2012	2013	720 Roper Road
Witherwack, England	-	1,268	9,290	-	1,268	9,290	103	2013	2009	Whitchurch road
Wolverhampton, England	-	2,113	8,972	-	2,113	8,972	101	2013	2011	378 Prestonwood Road
Worcester, MA	-	3,500	54,099	-	3,500	54,099	5,793	2007	2009	101 Barry Road
Worcester, MA	-	2,300	9,060	-	2,300	9,060	1,343	2008	1993	378 Plantation St.
Wyncote, PA	-	2,700	22,244	148	2,700	22,392	1,739	2011	1960	1245 Church Road
Wyncote, PA	-	1,610	21,256	214	1,610	21,470	1,590	2011	1962	8100 Washington Lane
Wyncote, PA	-	900	7,811	32	900	7,843	606	2011	1889	240 Barker Road
Zionsville, IN	-	1,610	22,400	1,691	1,610	24,091	2,007	2010	2009	11755 N Michigan Rd
Seniors Housing Triple-Net Total	$587,136	$781,397	$8,430,604	$428,753	$782,390	$8,858,364	$1,075,955

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Acton, MA	$-	$-	$31,346	$-	$-	$31,346	$737	2013	2000	10 Devon Drive
Agawam, MA	6,675	883	10,047	207	883	10,259	1,430	2011	1996	153 Cardinal Drive
Albuquerque, NM	5,525	1,270	20,837	862	1,272	21,697	3,145	2010	1984	500 Paisano St NE
Alhambra, CA	2,972	600	6,305	72	600	6,377	733	2011	1923	1118 N. Stoneman Ave.
Altrincham, England	-	5,685	29,221	-	5,685	29,221	2,556	2012	2009	295 Hale Road
Arlington, TX	22,210	1,660	37,395	175	1,660	37,570	2,768	2012	2000	1250 West Pioneer Parkway
Arnprior, ON	955	940	7,896	-	940	7,896	496	2013	1991	15 Arthur Street
Avon, CT	19,641	1,550	30,571	473	1,550	31,045	5,566	2011	1998	101 Bickford Extension
Azusa, CA	-	570	3,141	6,222	570	9,363	1,807	1998	1953	125 W. Sierra Madre Ave.
Bagshot, England	-	6,537	38,668	2,255	6,663	40,798	3,204	2012	2009	14 - 16 London Road
Banstead, England	-	8,781	54,836	17,633	8,950	72,300	5,318	2012	2005	Croydon Lane
Basking Ridge, NJ	-	2,356	37,710	-	2,356	37,710	1,514	2013	2002	404 King George Road
Bassett, England	-	6,547	42,063	-	6,547	42,063	3,117	2013	2006	111 Burgess Road
Baton Rouge, LA	9,643	790	29,436	-	790	29,436	1,028	2013	2009	9351 Siegen Lane
Beaconsfield, England	-	7,473	68,201	-	7,473	68,201	4,788	2013	2009	30-34 Station Road
Beaconsfield, QC	-	3,009	20,695	-	3,009	20,695	2,501	2013	2008	505 Elm Avenue
Bedford, NH	-	-	-	33,000	2,520	30,480	-	2011	2012	5 Corporate Drive
Bellevue, WA	-	2,800	19,004	-	2,800	19,004	1,867	2013	1998	15928 NE 8th Street
Belmont, CA	-	3,000	23,526	482	3,000	24,007	3,293	2011	1971	1301 Ralston Avenue
Belmont, CA	-	-	35,300	-	-	35,300	1,433	2013	2002	1010 Alameda de Las Pulgas
Bethesda, MD	-	-	45,309	-	-	45,309	3,656	2013	2009	8300 Burdett Road
Birmingham, England	-	4	28,024	-	4	28,024	2,077	2013	2006	5 Church Road, Edgbaston
Blainville, QC	-	2,689	11,199	-	2,689	11,199	1,694	2013	2008	50 des Chateaux Boulevard
Bloomfield Hills, MI	-	2,000	35,662	-	2,000	35,662	1,253	2013	2009	6790 Telegraph Road
Borehamwood, England	-	7,074	41,060	13,518	7,210	54,442	3,755	2012	2003	Edgwarebury Lane
Boulder, CO	-	2,994	27,458	-	2,994	27,458	2,188	2013	2003	3955 28th Street
Bournemouth, England	-	7,425	57,277	-	7,425	57,277	4,080	2013	2008	42 Belle Vue Road
Braintree, MA	21,729	-	41,290	-	-	41,290	2,743	2013	2007	618 Granite Street
Brighton, MA	10,718	2,100	14,616	329	2,100	14,946	2,159	2011	1995	50 Sutherland Road
Brookfield, CT	20,015	2,250	30,180	394	2,250	30,574	4,486	2011	1999	246A Federal Road
Broomfield, CO	-	4,140	44,547	-	4,140	44,547	1,692	2013	2009	400 Summit Blvd
Buffalo Grove, IL	-	2,850	49,129	139	2,850	49,268	3,309	2012	2003	500 McHenry Road
Burbank, CA	-	4,940	43,466	172	4,940	43,638	3,339	2012	2002	455 E. Angeleno Avenue
Burlington, ON	8,384	1,692	24,560	-	1,692	24,560	1,445	2013	1990	500 Appleby Line
Burlington, MA	17,774	2,443	34,354	-	2,443	34,354	2,774	2013	2005	24 Mall Road
Calabasas, CA	-	-	6,438	-	-	6,438	720	2013	1972	25100 Calabasas Road
Calgary, AB	17,663	2,928	48,408	-	2,928	48,408	2,706	2013	2003	20 Promenade Way SE
Calgary, AB	14,163	3,581	50,498	-	3,581	50,498	2,752	2013	1998	80 Edenwold Drive NW
Calgary, AB	16,059	4,026	48,507	-	4,026	48,507	2,551	2013	1998	150 Scotia Landing NW
Calgary, AB	-	4,398	35,898	-	4,398	35,898	1,109	2013	1989	9229 16th Street SW
Cardiff, England	-	4,277	16,353	-	4,277	16,353	1,699	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	41,115	5,880	64,711	211	5,880	64,923	7,116	2011	2009	3535 Manchester Avenue
Carol Stream, IL	-	1,730	55,048	545	1,730	55,593	3,502	2012	2001	545 Belmont Lane
Cary, NC	-	740	45,240	-	740	45,240	1,627	2013	2009	1206 West Chatham Street
Centerville, MA	-	1,300	27,357	322	1,300	27,679	3,140	2011	1998	22 Richardson Road
Chesterfield, MO	-	1,857	48,366	-	1,857	48,366	1,792	2013	2001	1880 Clarkson Road
Chorleywood, England	-	7,542	56,322	-	7,542	56,322	4,309	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	-	2,072	22,163	-	2,072	22,163	1,666	2013	2003	3302 Bonita Road
Cincinnati, OH	-	2,060	109,388	2,744	2,060	112,132	9,867	2007	2010	5445 Kenwood Road
Claremont, CA	-	2,430	9,928	-	2,430	9,928	622	2013	2001	2053 North Towne Avenue
Cohasset, MA	-	2,485	26,147	-	2,485	26,147	2,076	2013	1998	125 King Street (Rt 3A)
Colorado Springs, CO	-	800	14,756	-	800	14,756	785	2013	2001	2105 University Park Boulevard
Concord, NH	13,780	720	21,164	227	720	21,391	2,318	2011	2001	300 Pleasant Street
Coquitlam, BC	14,541	3,948	31,181	-	3,948	31,181	1,607	2013	1990	1142 Dufferin Street
Costa Mesa, CA	-	2,050	19,969	126	2,050	20,095	2,778	2011	1965	350 West Bay St
Crystal Lake, IL	-	875	12,461	-	875	12,461	756	2013	2001	751 E Terra Cotta Avenue
Dallas, TX	-	1,080	9,655	188	1,080	9,842	1,188	2011	1997	3611 Dickason Avenue
Danvers, MA	9,665	1,120	14,557	394	1,120	14,950	1,858	2011	2000	1 Veronica Drive
Davenport, IA	-	1,403	35,893	2,202	1,426	38,072	4,388	2006	2009	4500 Elmore Ave.
Decatur, GA	-	1,932	27,523	-	1,932	27,523	2,354	2013	1998	920 Clairemont Avenue
Denver, CO	12,959	1,450	19,389	160	1,450	19,550	1,429	2012	1997	4901 South Monaco Street
Denver, CO	-	2,910	35,838	269	2,910	36,107	2,535	2012	2007	8101 E Mississippi Avenue
Dix Hills, NY	-	3,808	39,014	-	3,808	39,014	1,576	2013	2003	337 Deer Park Road
Dollard-Des-Ormeaux, QC	-	2,539	18,330	-	2,539	18,330	2,369	2013	2008	4377 St. Jean Blvd
Dresher, PA	7,476	1,900	10,664	-	1,900	10,664	713	2013	2006	1650 Susquehanna Road
Dublin, OH	18,541	1,680	43,423	2,152	1,694	45,561	6,395	2010	1990	6470 Post Rd
East Haven, CT	23,258	2,660	35,533	832	2,660	36,365	6,816	2011	2000	111 South Shore Drive
East Meadow, NY	-	69	45,991	-	69	45,991	1,887	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	-	4,920	37,354	-	4,920	37,354	1,660	2013	2002	1 Sunrise Drive
Eastbourne, England	-	5,552	44,549	-	5,552	44,549	3,178	2013	2008	6 Upper Kings Drive
Edgewater, NJ	-	4,561	25,047	-	4,561	25,047	1,256	2013	2000	351 River Road
Edison, NJ	-	1,892	32,314	-	1,892	32,314	3,486	2013	1996	1801 Oak Tree Road
Edmonton, AB	13,083	1,936	36,132	-	1,936	36,132	1,980	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	16,774	2,660	46,017	-	2,660	46,017	2,380	2013	1968	10015 103rd Avenue NW
Encinitas, CA	-	1,460	7,721	468	1,460	8,189	3,173	2000	1988	335 Saxony Rd.
Encino, CA	-	5,040	46,255	225	5,040	46,479	3,633	2012	2003	15451 Ventura Boulevard
Escondido, CA	12,844	1,520	24,024	217	1,520	24,241	3,310	2011	1987	1500 Borden Rd
Esher, England	-	7,740	64,204	-	7,740	64,204	4,237	2013	2006	42 Copsem Lane
Fairfax, VA	-	19	2,678	-	19	2,678	409	2013	1991	9207 Arlington Boulevard
Fairfield, NJ	-	3,120	43,868	-	3,120	43,868	3,237	2013	1998	47 Greenbrook Road
Flossmoor, IL	-	1,292	9,496	-	1,292	9,496	758	2013	2000	19715 Governors Highway
Fort Worth, TX	-	2,080	27,888	335	2,080	28,223	2,352	2012	2001	2151 Green Oaks Road
Franklin, MA	14,390	2,430	30,597	-	2,430	30,597	833	2013	1999	4 Forge Hill Road
Fullerton, CA	13,214	1,964	19,989	-	1,964	19,989	1,727	2013	2008	2226 North Euclid Street
Gahanna, OH	-	772	11,214	-	772	11,214	605	2013	1998	775 East Johnstown Road
Gilbert, AZ	16,841	2,160	28,246	-	2,160	28,246	1,414	2013	2008	580 S. Gilbert Road
Gilroy, CA	-	760	13,880	24,013	1,520	37,133	6,005	2006	2007	7610 Isabella Way
Glen Cove, NY	-	4,594	35,236	-	4,594	35,236	3,159	2013	1998	39 Forest Avenue
Glenview, IL	-	2,090	69,288	218	2,090	69,505	4,611	2012	2001	2200 Golf Road
Golden Valley, MN	20,417	1,520	33,513	-	1,520	33,513	1,348	2013	2005	4950 Olson Memorial Highway
Gross Pointe Woods, MI	-	950	13,662	-	950	13,662	897	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	-	1,430	31,777	-	1,430	31,777	2,168	2013	2005	21260 Mack Avenue
Guildford, England	-	7,195	75,166	-	7,195	75,166	5,009	2013	2006	Astolat Way, Peasmarsh
Gurnee, IL	-	890	27,931	-	890	27,931	1,065	2013	2002	500 North Hunt Club Road
Hamden, CT	15,651	1,460	24,093	503	1,460	24,596	3,693	2011	1999	35 Hamden Hills Drive
Hampshire, England	-	5,604	34,119	-	5,604	34,119	2,529	2013	2006	22-26 Church Road
Henderson, NV	-	880	29,809	69	880	29,879	2,477	2011	2009	1935 Paseo Verde Parkway
Henderson, NV	5,873	1,190	11,600	-	1,190	11,600	1,223	2013	2008	1555 West Horizon Ridge Parkway
Highland Park, IL	20,893	2,250	25,313	-	2,250	25,313	2,191	2013	2005	1601 Green Bay Road
Holbrook, NY	-	3,957	35,337	-	3,957	35,337	1,560	2013	2001	320 Patchogue Holbrook Road
Houston, TX	-	3,830	55,674	380	3,830	56,054	7,041	2012	1998	2929 West Holcombe Boulevard
Houston, TX	18,224	1,040	31,965	571	1,040	32,536	2,884	2012	1999	505 Bering Drive
Houston, TX	7,942	960	27,598	430	960	28,028	3,365	2011	1995	10225 Cypresswood Dr
Huntington Beach, CA	-	3,808	31,172	-	3,808	31,172	3,003	2013	2004	7401 Yorktown Avenue
Irving, TX	-	1,030	6,823	696	1,030	7,519	1,194	2007	1999	8855 West Valley Ranch Parkway
Johns Creek, GA	-	1,580	23,285	-	1,580	23,285	1,072	2013	2009	11405 Medlock Bridge Road
Kanata, ON	-	2,132	39,336	-	2,132	39,336	3,487	2012	2005	70 Stonehaven Drive
Kansas City, MO	5,554	1,820	34,898	2,181	1,836	37,062	5,138	2010	1980	12100 Wornall Road
Kansas City, MO	6,790	1,930	39,997	1,335	1,954	41,308	6,576	2010	1986	6500 North Cosby Ave
Kelowna, BC	8,214	3,478	15,810	-	3,478	15,810	1,028	2013	1999	863 Leon Avenue
Kennebunk, ME	-	2,700	30,204	-	2,700	30,204	1,632	2013	2006	One Huntington Common Drive
Kingwood, TX	3,176	480	9,777	166	480	9,943	1,194	2011	1999	22955 Eastex Freeway
Kirkland, WA	24,600	3,450	38,709	267	3,450	38,975	3,883	2011	2009	201 Kirkland Avenue
Kitchener, ON	-	823	3,249	-	823	3,249	391	2013	1979	164 - 168 Ferfus Avenue
Kitchener, ON	-	1,382	15,380	-	1,382	15,380	946	2013	1988	20 Fieldgate Street
Kitchener, ON	-	1,415	10,478	-	1,415	10,478	895	2013	1964	290 Queen Street South
La Palma, CA	-	2,950	16,591	-	2,950	16,591	1,405	2013	2003	5321 La Palma Avenue
Lafayette Hill, PA	-	1,750	11,848	-	1,750	11,848	1,559	2013	1998	429 Ridge Pike
Lawrenceville, GA	16,444	1,500	29,003	-	1,500	29,003	2,130	2013	2008	1375 Webb Gin House Road
Leawood, KS	16,142	2,490	32,493	344	5,610	29,718	2,477	2012	1999	4400 West 115th Street
Lenexa, KS	10,085	826	26,251	-	826	26,251	1,029	2013	2006	15055 West 87th Street Parkway
Lincroft, NJ	-	9	19,958	-	9	19,958	948	2013	2002	734 Newman Springs Road
Lombard, IL	17,429	2,130	59,943	-	2,130	59,943	1,775	2013	2009	2210 Fountain Square Dr
Los Angeles, CA	-	-	11,430	707	-	12,137	1,376	2008	1971	330 North Hayworth Avenue
Los Angeles, CA	66,649	-	114,438	355	-	114,793	13,772	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	-	3,540	19,007	224	3,540	19,230	1,664	2012	2001	2051 N. Highland Avenue
Louisville, KY	-	2,420	20,816	217	2,420	21,033	1,738	2012	1999	4600 Bowling Boulevard
Louisville, KY	11,523	1,600	20,326	-	1,600	20,326	988	2013	2010	6700 Overlook Drive
Lynnfield, MA	17,453	3,165	45,200	-	3,165	45,200	3,324	2013	2006	55 Salem Street
Malvern, PA	-	1,651	17,194	-	1,651	17,194	1,799	2013	1998	324 Lancaster Avenue
Mansfield, MA	28,807	3,320	57,011	1,220	3,320	58,230	9,064	2011	1998	25 Cobb Street
Markham, ON	22,788	4,762	61,686	-	4,762	61,686	3,081	2013	1981	7700 Bayview Avenue
Marlboro, NJ	-	2,222	14,888	-	2,222	14,888	882	2013	2002	3A South Main Street
Memphis, TN	-	1,800	17,744	227	1,800	17,971	2,713	2012	1999	6605 Quail Hollow Road
Meriden, CT	9,540	1,500	14,874	357	1,500	15,231	3,130	2011	2001	511 Kensington Avenue
Metairie, LA	13,661	725	27,708	-	725	27,708	1,192	2013	2009	3732 West Esplanade Ave. S
Middletown, CT	15,713	1,430	24,242	295	1,430	24,537	3,905	2011	1999	645 Saybrook Road
Middletown, RI	16,711	2,480	24,628	565	2,480	25,193	3,834	2011	1998	303 Valley Road
Milford, CT	11,722	3,210	17,364	618	3,210	17,982	2,956	2011	1999	77 Plains Road
Minnetonka, MN	14,705	2,080	24,360	241	2,080	24,601	1,869	2012	1999	500 Carlson Parkway
Minnetonka, MN	16,799	920	29,344	-	920	29,344	1,092	2013	2006	18605 Old Excelsior Blvd.
Mississauga, ON	2,283	2,073	24,443	-	2,073	24,443	1,306	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	-	1,121	5,308	-	1,121	5,308	490	2013	1978	3051 Constitution Boulevard
Mobberley, England	-	6,912	35,130	-	6,912	35,130	3,007	2013	2007	Barclay Park, Hall Lane
Monterey, CA	-	6,440	29,101	-	6,440	29,101	2,388	2013	2009	1110 Cass St.
Montgomery Village, MD	-	3,530	18,246	-	3,530	18,246	1,284	2013	1993	19310 Club House Road
Moose Jaw, SK	3,881	754	16,240	-	754	16,240	865	2013	2001	425 4th Avenue NW
Mystic, CT	11,722	1,400	18,274	429	1,400	18,702	2,521	2011	2001	20 Academy Lane Mystic
Naperville, IL	-	1,540	28,204	-	1,540	28,204	1,205	2013	2002	535 West Ogden Avenue
Nashville, TN	-	3,900	35,788	266	3,900	36,054	4,922	2012	1999	4206 Stammer Place
Newton, MA	28,433	2,250	43,614	211	2,250	43,826	5,640	2011	1996	2300 Washington Street
Newton, MA	16,467	2,500	30,681	1,400	2,500	32,081	4,533	2011	1996	280 Newtonville Avenue
Newton, MA	-	3,360	25,099	552	3,360	25,651	3,977	2011	1994	430 Centre Street
Newtown Square, PA	-	1,930	14,420	-	1,930	14,420	1,677	2013	2004	333 S. Newtown Street Rd.
Niantic, CT	-	1,320	25,986	368	1,320	26,354	3,042	2011	2001	417 Main Street
North Andover, MA	23,071	1,960	34,976	393	1,960	35,369	4,817	2011	1995	700 Chickering Road
North Chelmsford, MA	12,159	880	18,478	465	880	18,944	2,166	2011	1998	2 Technology Drive
North Tustin, CA	-	2,880	18,059	-	2,880	18,059	859	2013	2000	12291 Newport Avenue
Oak Park, IL	-	1,250	40,383	163	1,250	40,546	2,707	2012	2004	1035 Madison Street
Oakland, CA	-	3,877	47,508	-	3,877	47,508	3,862	2013	1999	11889 Skyline Boulevard
Oakton, VA	-	2,250	37,576	-	2,250	37,576	2,846	2013	1997	2863 Hunter Mill Road
Oakville, ON	2,195	1,622	8,357	-	1,622	8,357	727	2013	1982	289 and 299 Randall Street
Oakville, ON	14,289	2,750	37,613	-	2,750	37,613	1,988	2013	1994	25 Lakeshore Road West
Oakville, ON	7,424	1,656	17,217	-	1,656	17,217	1,007	2013	1988	345 Church Street
Oceanside, CA	12,951	2,160	18,352	466	2,160	18,818	2,841	2011	2005	3500 Lake Boulevard
Oshawa, ON	4,562	1,086	10,205	-	1,086	10,205	701	2013	1991	649 King Street East
Ottawa, ON	4,083	895	4,998	-	895	4,998	491	2013	1995	1345 Ogilvie Road
Ottawa, ON	-	818	2,165	-	818	2,165	369	2013	1993	370 Kennedy Lane
Ottawa, ON	14,990	3,654	34,247	-	3,654	34,247	2,068	2013	1998	43 Aylmer Avenue
Ottawa, ON	6,653	1,438	12,432	-	1,438	12,432	878	2013	1998	1351 Hunt Club Road
Ottawa, ON	4,935	959	9,029	-	959	9,029	722	2013	1999	140 Darlington Private
Overland Park, KS	3,592	1,540	16,269	151	1,670	16,290	1,332	2012	1998	9201 Foster
Palo Alto, CA	17,405	-	39,639	-	-	39,639	1,659	2013	2007	2701 El Camino Real
Paramus, NJ	-	2,840	35,728	-	2,840	35,728	2,526	2013	1998	567 Paramus Road
Pembroke, ON	-	2,437	12,966	-	2,437	12,966	1,107	2012	1999	1111 Pembroke Street West
Pittsburgh, PA	-	1,580	18,017	-	1,580	18,017	1,059	2013	2009	900 Lincoln Club Dr.
Plainview, NY	-	3,066	19,901	-	3,066	19,901	1,029	2013	2001	1231 Old Country Road
Plano, TX	4,228	840	8,538	485	840	9,023	1,299	2011	1996	5521 Village Creek Dr
Plano, TX	29,699	3,120	59,950	-	3,120	59,950	2,272	2013	2006	4800 West Parker Road
Playa Vista, CA	-	1,580	40,531	-	1,580	40,531	3,258	2013	2006	5555 Playa Vista Drive
Providence, RI	-	2,600	27,546	753	2,600	28,299	5,631	2011	1998	700 Smith Street
Purley, England	-	9,676	35,251	11,244	9,872	46,299	3,973	2012	2005	21 Russell Hill Road
Quincy, MA	-	1,350	12,584	387	1,350	12,971	1,878	2011	1998	2003 Falls Boulevard
Rancho Cucamonga, CA	-	1,480	10,055	-	1,480	10,055	650	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	-	5,450	60,034	272	5,450	60,305	4,434	2012	2004	5701 Crestridge Road
Randolph, NJ	17,228	1,540	46,934	-	1,540	46,934	3,305	2013	2006	648 Route 10 West
Redondo Beach, CA	-	-	9,557	61	-	9,618	2,299	2011	1957	514 North Prospect Ave
Regina, SK	9,797	1,932	26,372	-	1,932	26,372	1,248	2013	1999	3651 Albert Street
Regina, SK	9,352	1,608	26,330	-	1,608	26,330	1,200	2013	2004	3105 Hillsdale Street
Renton, WA	22,270	3,080	51,824	132	3,080	51,957	5,194	2011	2007	104 Burnett Avenue South
Rocky Hill, CT	10,600	810	16,351	195	810	16,547	2,106	2011	2000	1160 Elm Street
Romeoville, IL	-	854	12,646	58,656	6,140	66,016	6,892	2006	2010	605 S Edward Dr.
Roseville, MN	-	1,540	35,877	-	1,540	35,877	1,444	2013	2002	2555 Snelling Avenue, North
Roswell, GA	-	2,080	6,486	139	2,380	6,325	645	2012	1997	75 Magnolia Street
Sacramento, CA	-	1,300	23,394	-	1,300	23,394	1,647	2013	2004	345 Munroe Street
Salem, NH	21,263	980	32,721	317	980	33,038	3,823	2011	2000	242 Main Street
Salt Lake City, UT	-	1,360	19,691	273	1,360	19,964	3,828	2011	1986	1430 E. 4500 S.
San Diego, CA	-	4,200	30,707	43	4,200	30,750	1,665	2011	2011	2567 Second Avenue
San Diego, CA	-	5,810	63,078	242	5,810	63,320	8,478	2012	2001	13075 Evening Creek Drive S
San Diego, CA	-	3,000	27,164	-	3,000	27,164	1,725	2013	2003	810 Turquoise Street
San Gabriel, CA	-	3,120	15,566	-	3,120	15,566	1,395	2013	2005	8332 Huntington Drive
San Jose, CA	-	2,850	35,098	78	2,850	35,176	3,469	2011	2009	1420 Curvi Drive
San Jose, CA	-	3,280	46,823	222	3,280	47,045	3,677	2012	2002	500 S Winchester Boulevard
San Juan Capistrano, CA	-	1,390	6,942	192	1,390	7,134	2,511	2000	2001	30311 Camino Capistrano
Sandy Springs, GA	-	2,214	8,360	160	2,220	8,513	1,235	2012	1997	5455 Glenridge Drive NE
Santa Maria, CA	-	6,050	50,658	350	6,050	51,008	7,107	2011	2001	1220 Suey Road
Santa Monica, CA	20,653	5,250	28,340	-	5,250	28,340	1,377	2013	2004	1312 15th Street
Saskatoon, SK	6,044	1,274	19,207	-	1,274	19,207	968	2013	1999	220 24th Street East
Saskatoon, SK	13,846	1,797	21,579	-	1,797	21,579	847	2013	2004	1622 Acadia Drive
Schaumburg, IL	-	2,460	22,863	-	2,460	22,863	1,143	2013	2001	790 North Plum Grove Road
Scottsdale, AZ	-	2,500	3,890	934	2,500	4,824	732	2008	1998	9410 East Thunderbird Road
Seal Beach, CA	-	6,204	72,954	-	6,204	72,954	5,771	2013	2004	3850 Lampson Avenue
Seatlle, WA	48,540	6,790	85,369	688	6,790	86,057	8,826	2011	2009	5300 24th Avenue NE
Sevenoaks, England	-	8,131	51,963	2,984	8,287	54,790	4,506	2012	2009	64 - 70 Westerham Road
Shelburne, VT	20,203	720	31,041	328	720	31,369	3,355	2011	1988	687 Harbor Road
Shelby Township, MI	17,059	1,040	26,344	-	1,040	26,344	1,167	2013	2006	46471 Hayes Road
Sidcup, England	-	9,773	56,163	17,547	9,961	73,522	5,429	2012	2000	Frognal Avenue
Simi Valley, CA	-	3,200	16,664	-	3,200	16,664	903	2013	2009	190 Tierra Rejada Road
Solihull, England	-	6,667	55,336	3,380	6,809	58,574	3,684	2012	2009	1270 Warwick Road
Solihull, England	-	4,767	34,466	-	4,767	34,466	2,784	2013	2007	1 Worcester Way
Sonning, England	-	7,552	56,227	-	7,552	56,227	4,168	2013	2009	Old Bath Rd.
South Windsor, CT	-	3,000	29,295	626	3,000	29,921	4,834	2011	1999	432 Buckland Road
Spokane, WA	-	3,200	25,064	-	3,200	25,064	1,572	2013	2001	3117 E. Chaser Lane
Spokane, WA	-	2,580	25,342	-	2,580	25,342	1,500	2013	1999	1110 E. Westview Ct.
Stittsville, ON	6,704	1,529	17,762	-	1,529	17,762	1,014	2013	1996	1340 - 1354 Main Street
Stockport, England	-	5,868	33,028	-	5,868	33,028	2,679	2013	2008	1 Dairyground Road
Studio City, CA	-	4,006	25,307	-	4,006	25,307	2,529	2013	2004	4610 Coldwater Canyon Avenue
Sugar Land, TX	5,623	960	31,423	1,079	960	32,501	4,351	2011	1996	1221 Seventh St
Sun City West, AZ	12,687	1,250	21,778	60	1,250	21,838	1,638	2012	1998	13810 West Sandridge Drive
Sunnyvale, CA	-	5,420	41,682	139	5,420	41,821	3,339	2012	2002	1039 East El Camino Real
Surrey, BC	9,952	4,686	29,265	-	4,686	29,265	1,725	2013	2000	16028 83rd Avenue
Surrey, BC	4,914	5,923	27,210	-	5,923	27,210	1,829	2013	1987	15501 16th Avenue
Suwanee, GA	-	1,560	11,538	169	1,560	11,707	1,408	2012	2000	4315 Johns Creek Parkway
Swift Current, SK	3,450	620	12,034	-	620	12,034	600	2013	2001	301 Macoun Drive
Tacoma, WA	18,960	2,400	35,053	92	2,400	35,145	3,523	2011	2008	7290 Rosemount Circle
The Woodlands, TX	2,551	480	12,379	124	480	12,503	1,525	2011	1999	7950 Bay Branch Dr
Toledo, OH	16,055	2,040	47,129	668	2,043	47,795	7,991	2010	1985	3501 Executive Parkway
Toronto, ON	2,190	1,340	7,087	-	1,340	7,087	474	2013	1982	25 Centennial Park Road
Toronto, ON	11,732	3,257	26,348	-	3,257	26,348	868	2013	2002	305 Balliol Street
Toronto, ON	25,307	4,033	39,031	-	4,033	39,031	1,961	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	1,764	1,767	2,730	-	1,767	2,730	589	2013	1985	3705 Bathurst Street
Toronto, ON	2,861	1,851	3,785	-	1,851	3,785	550	2013	1987	1340 York Mills Road
Toronto, ON	44,601	6,523	70,824	-	6,523	70,824	3,327	2013	1988	8 The Donway East
Trumbull, CT	25,066	2,850	37,685	590	2,850	38,275	5,936	2011	1998	2750 Reservoir Avenue
Tucson, AZ	4,777	830	6,179	995	830	7,174	466	2012	1997	5660 N. Kolb Road
Tulsa, OK	6,251	1,330	21,285	542	1,330	21,827	3,270	2010	1986	8887 South Lewis Ave
Tulsa, OK	8,169	1,500	20,861	750	1,500	21,611	3,528	2010	1984	9524 East 71st St
Tustin, CA	6,924	840	15,299	73	840	15,372	1,684	2011	1965	240 East 3rd St
Upper St Claire, PA	-	1,102	13,455	-	1,102	13,455	1,575	2013	2005	500 Village Drive
Vankleek Hill, ON	1,681	472	5,097	-	472	5,097	380	2013	1987	48 Wall Street
Victoria, BC	-	3,478	18,180	-	3,478	18,180	1,667	2012	2002	2638 Ross Lane
Victoria, BC	10,420	3,713	22,972	-	3,713	22,972	1,709	2013	1974	3000 Shelbourne Street
Victoria, BC	9,607	4,754	19,351	-	4,754	19,351	1,132	2013	1988	3051 Shelbourne Street
Virginia Water, England	-	7,106	29,937	9,507	7,243	39,307	3,319	2012	2002	Christ Church Road
Walnut Creek, CA	-	3,700	12,467	-	3,700	12,467	1,598	2013	1998	2175 Ygnacio Valley Road
Warwick, RI	16,212	2,400	24,635	726	2,400	25,361	4,754	2011	1998	75 Minnesota Avenue
Washington, DC	33,263	4,000	69,154	-	4,000	69,154	2,669	2013	2004	5111 Connecticut Avenue NW
Waterbury, CT	25,128	2,460	39,547	589	2,460	40,135	9,141	2011	1998	180 Scott Road
Wayland, MA	-	1,207	27,462	-	1,207	27,462	2,226	2013	1997	285 Commonwealth Road
West Babylon, NY	-	3,960	47,085	-	3,960	47,085	1,740	2013	2003	580 Montauk Highway
West Bloomfield, MI	-	1,040	12,300	-	1,040	12,300	657	2013	2000	7005 Pontiac Trail
West Hills, CA	-	2,600	7,521	-	2,600	7,521	603	2013	2002	9012 Topanga Canyon Road
West Vancouver, BC	12,537	9,128	32,217	-	9,128	32,217	2,189	2013	1987	2095 Marine Drive
Westbourne, England	-	7,297	54,745	-	7,297	54,745	3,986	2013	2006	16-18 Poole Road
Weston, MA	-	1,160	6,200	-	1,160	6,200	350	2013	1998	135 North Avenue
Weybridge, England	-	10,574	63,972	-	10,574	63,972	4,802	2013	2008	Ellesmere Road
White Oak, MD	-	2,304	24,768	-	2,304	24,768	1,152	2013	2002	11621 New Hampshire Avenue
Wilbraham, MA	11,348	660	17,639	292	660	17,930	2,270	2011	2000	2387 Boston Road
Wilmington, DE	-	1,040	23,338	-	1,040	23,338	1,966	2013	2004	2215 Shipley Street
Winchester, England	-	7,887	37,873	2,283	8,047	39,996	3,065	2012	2010	Stockbridge Road
Winnipeg, MB	18,550	2,519	49,216	-	2,519	49,216	2,517	2013	1999	857 Wilkes Avenue
Winnipeg, MB	10,834	1,653	27,401	-	1,653	27,401	1,440	2013	1988	3161 Grant Avenue
Wolverhampton, England	-	3,945	11,350	-	3,945	11,350	1,600	2013	2008	73 Wergs Road
Woodbridge, CT	-	1,370	14,219	563	1,370	14,782	3,221	2011	1998	21 Bradley Road
Woodland Hills, CA	-	3,400	20,478	-	3,400	20,478	2,195	2013	2005	20461 Ventura Boulevard
Worcester, MA	14,217	1,140	21,664	482	1,140	22,146	2,770	2011	1999	340 May Street
Yarmouth, ME	17,708	450	27,711	336	450	28,046	3,245	2011	1999	27 Forest Falls Drive
Yonkers, NY	-	3,962	50,107	-	3,962	50,107	3,688	2013	2005	65 Crisfield Street
Yorkton, SK	4,682	599	11,233	-	599	11,233	681	2013	2001	94 Russell Drive
Seniors Housing Operating Total	$1,714,714	$738,098	$8,145,281	$249,360	$751,712	$8,381,027	$715,534

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Medical Facilities:
Akron, OH	$-	$300	$20,200	$-	$300	$20,200	$2,113	2009	2008	200 E. Market St.
Akron, OH	-	821	12,079	-	821	12,079	603	2012	2010	701 White Pond Drive
Allen, TX	12,082	724	14,511	-	726	14,509	2,302	2012	2006	1105 N Central Expressway
Alpharetta, GA	-	1,700	162	-	1,862	-	-	2011	0	940 North Point Parkway
Alpharetta, GA	-	233	18,205	1,041	773	18,706	2,035	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	-	498	32,729	3,503	1,769	34,960	4,991	2011	1999	3400-C Old Milton Parkway
Alpharetta, GA	-	417	14,406	254	476	14,602	1,868	2011	2003	11975 Morris Road
Alpharetta, GA	-	628	16,063	947	548	17,090	2,255	2011	2007	3300 Old Milton Parkway
Arcadia, CA	-	5,408	23,219	2,312	5,618	25,321	6,039	2006	1984	301 W. Huntington Drive
Atlanta, GA	-	4,931	18,720	3,297	5,301	21,647	6,364	2006	1991	755 Mt. Vernon Hwy.
Atlanta, GA	17,637	1,945	23,437	681	1,947	24,115	1,821	2012	1984	975 Johnson Ferry Road
Atlanta, GA	26,426	-	42,468	528	-	42,996	4,645	2012	2006	5670 Peachtree-Dunwoody Road
Bartlett, TN	8,060	187	15,015	1,408	187	16,423	4,061	2007	2004	2996 Kate Bond Rd.
Bellaire, TX	-	4,551	46,105	-	4,551	46,105	9,190	2006	2005	5410 W. Loop S.
Bellaire, TX	-	2,972	33,445	2,026	2,972	35,471	8,097	2006	2005	5420 W. Loop S.
Bellevue, NE	-	4,500	109,719	-	4,500	109,719	9,849	2008	2010	2500 Bellevue Medical Center Dr
Bellevue, NE	-	-	15,833	868	-	16,701	2,155	2010	2010	2510 Bellevue Medical Center Drive
Bellingham, MA	-	9,270	-	-	9,270	-	-	2007	0	Maple Street and High Street
Birmingham, AL	-	52	9,950	230	52	10,181	2,507	2006	1971	801 Princeton Avenue SW
Birmingham, AL	-	124	12,238	112	124	12,350	2,961	2006	1985	817 Princeton Avenue SW
Birmingham, AL	-	476	18,994	717	476	19,712	4,454	2006	1989	833 Princeton Avenue SW
Boardman, OH	-	1,200	12,800	-	1,200	12,800	2,154	2008	2008	8049 South Ave.
Boardman, OH	-	80	11,787	368	80	12,155	1,850	2010	2007	8423 Market St
Boca Raton, FL	-	109	34,002	2,249	214	36,146	8,723	2006	1995	9970 S. Central Park Blvd.
Boca Raton, FL	-	31	11,659	510	31	12,168	737	2012	1993	9960 S. Central Park Boulevard
Boerne, TX	-	50	13,317	1	50	13,318	1,658	2011	2007	134 Menger Springs Road
Bowling Green, KY	-	3,800	26,700	149	3,800	26,849	3,738	2008	1992	1300 Campbell Lane
Boynton Beach, FL	-	2,048	7,692	423	2,048	8,115	2,436	2006	1995	8188 Jog Rd.
Boynton Beach, FL	-	2,048	7,403	1,058	2,048	8,461	2,208	2006	1997	8200 Jog Road
Boynton Beach, FL	5,789	214	5,611	7,390	117	13,098	3,063	2007	1996	10075 Jog Rd.
Boynton Beach, FL	26,276	13,303	39,981	-	13,303	39,981	640	2013	1995	10301 Hagen Ranch Road
Bridgeton, MO	-	-	30,221	278	-	30,499	1,525	2011	2011	12380 DePaul Drive
Bridgeton, MO	11,025	450	21,221	21	450	21,242	3,171	2010	2006	12266 DePaul Dr
Burleson, TX	-	10	11,619	251	10	11,869	1,366	2011	2007	12001 South Freeway
Carmel, IN	-	2,280	18,820	338	2,280	19,158	3,049	2011	2005	12188-A North Meridian Street
Carmel, IN	-	2,152	18,591	2,837	2,026	21,554	4,826	2011	2007	12188-B North Meridian Street
Cedar Grove, WI	-	113	618	-	113	618	87	2010	1986	313 S. Main St.
Cincinnati, OH	-	-	16,317	-	-	16,317	61	2012	2013	3301 Mercy West Boulevard
Claremore, OK	8,006	132	12,829	302	132	13,131	3,400	2007	2005	1501 N. Florence Ave.
Clarkson Valley, MO	-	-	35,592	-	-	35,592	5,278	2009	2010	15945 Clayton Rd
Columbia, MD	-	2,258	18,861	483	2,291	19,311	982	2012	2002	10700 Charter Drive
Columbus, OH	-	415	6,764	279	415	7,043	698	2012	1994	750 Mt. Carmel Mall
Coral Springs, FL	-	1,598	10,627	1,255	1,636	11,844	3,633	2006	1992	1725 N. University Dr.
Dade City, FL	-	1,211	5,511	-	1,211	5,511	481	2011	1998	13413 US Hwy 301
Dallas, TX	14,595	137	28,690	1,761	137	30,451	7,508	2006	1995	9330 Poppy Dr.
Dallas, TX	28,450	462	53,963	157	462	54,120	3,951	2012	2004	7115 Greenville Avenue
Dayton, OH	-	730	6,515	362	730	6,878	934	2011	1988	1530 Needmore Road
Deerfield Beach, FL	-	2,408	7,482	328	2,408	7,809	1,331	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	-	1,882	34,767	5,347	2,064	39,932	11,089	2006	1985	5130-5150 Linton Blvd.
Denton, TX	11,810	-	19,407	631	-	20,038	4,248	2007	2005	2900 North I-35
Durham, NC	-	1,212	22,858	-	1,212	22,858	-	2013	2012	1823 Hillandale Road
Edina, MN	-	310	15,132	-	310	15,132	1,964	2010	2003	8100 W 78th St
El Paso, TX	9,787	677	17,075	1,782	677	18,857	5,198	2006	1997	2400 Trawood Dr.
Everett, WA	-	4,842	26,010	-	4,842	26,010	2,818	2010	2011	13020 Meridian Ave. S.
Fayetteville, GA	-	959	7,540	767	986	8,280	2,181	2006	1999	1275 Hwy. 54 W.
Fenton, MO	12,166	-	27,055	-	-	27,055	-	2013	2009	1011 Bowles Avenue
Fenton, MO	5,911	-	13,432	-	-	13,432	-	2013	2009	1055 Bowles Avenue
Folsom, CA	-	-	33,600	-	-	33,600	281	2013	2009	330 Montrose Drive
Fort Wayne, IN	-	170	8,232	-	170	8,232	1,445	2006	2006	2626 Fairfield Ave.
Fort Wayne, IN	16,606	1,105	22,836	-	1,105	22,836	1,281	2012	2004	7916 Jefferson Boulevard
Fort Worth, TX	-	450	13,615	-	450	13,615	1,220	2010	2011	425 Alabama Ave.
Franklin, WI	5,175	6,872	7,550	-	6,872	7,550	1,109	2010	1984	9200 W. Loomis Rd.
Franklin, TN	-	2,338	12,138	1,955	2,338	14,093	3,281	2007	1988	100 Covey Drive
Fresno, CA	-	2,500	35,800	118	2,500	35,918	5,007	2008	1991	7173 North Sharon Avenue
Frisco, TX	-	130	16,445	-	130	16,445	743	2012	2010	2990 Legacy Drive
Frisco, TX	8,677	-	18,635	498	-	19,133	4,576	2007	2004	4401 Coit Road
Frisco, TX	-	-	15,309	1,717	-	17,026	4,454	2007	2004	4461 Coit Road
Gallatin, TN	-	20	19,432	891	20	20,323	3,777	2010	1997	300 Steam Plant Rd
Germantown, TN	-	3,049	12,456	737	3,049	13,193	3,182	2006	2002	1325 Wolf Park Drive
Glendale, CA	7,769	37	18,398	661	37	19,059	4,228	2007	2002	222 W. Eulalia St.
Grand Prairie, TX	-	981	6,086	-	981	6,086	581	2012	2009	2740 N State Hwy 360
Green Bay, WI	8,349	-	14,891	-	-	14,891	1,932	2010	2002	2253 W. Mason St.
Green Bay, WI	-	-	20,098	-	-	20,098	2,558	2010	2002	2845 Greenbrier Road
Green Bay, WI	-	-	11,696	-	-	11,696	2,068	2010	2002	2845 Greenbrier Road
Greeneville, TN	-	970	10,032	32	970	10,064	1,436	2010	2005	438 East Vann Rd
Greenfield, WI	-	-	15,204	-	-	15,204	96	2013	1983	5017 South 110th Street
Greenwood, IN	-	8,316	26,384	-	8,316	26,384	1,590	2012	2010	1260 Innovation Parkway
Harker Heights, TX	-	1,907	3,575	-	1,907	3,575	119	2011	2012	E Central Texas Expressway
High Point, NC	-	2,595	29,013	64	2,604	29,068	1,302	2012	2010	4515 Premier Drive
Highland, IL	-	-	8,612	-	-	8,612	98	2012	2013	12860 Troxler Avenue
Houston, TX	-	10,395	-	8	10,403	-	1	2011	0	15655 Cypress Woods Medical Drive
Houston, TX	-	3,688	13,302	11	3,688	13,313	791	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	-	12,815	44,717	473	12,815	45,191	2,478	2012	1998	2727 W Holcombe Boulevard
Houston, TX	14,000	378	31,018	-	378	31,018	2,694	2012	1981	18100 St John Drive
Houston, TX	-	91	11,136	39	91	11,175	1,217	2012	1986	2060 Space Park Drive
Houston, TX	-	5,837	32,986	101	5,837	33,087	2,975	2012	2005	15655 Cypress Woods Medical Drive
Hudson, OH	-	2,473	13,622	208	2,473	13,830	837	2012	2006	5655 Hudson Drive
Jackson, MI	8,197	-	17,617	-	-	17,617	-	2013	2009	1201 E Michigan Avenue
Jupiter, FL	6,817	2,252	11,415	396	2,252	11,811	3,010	2006	2001	550 Heritage Dr.
Jupiter, FL	4,237	2,825	5,858	87	2,825	5,945	1,768	2007	2004	600 Heritage Dr.
Katy, TX	-	1,099	1,604	-	1,099	1,604	171	2012	1986	21660 Kingsland Blvd
Kenosha, WI	9,222	-	18,058	-	-	18,058	2,293	2010	1993	10400 75th St.
Killeen, TX	-	760	22,667	206	760	22,874	2,967	2010	2010	2405 Clear Creek Rd
Lafayette, LA	-	1,928	10,483	25	1,928	10,509	2,842	2006	1993	204 Energy Parkway
Lake St Louis, MO	-	240	11,937	1,978	240	13,915	2,031	2010	2008	400 Medical Dr
Lakeway, TX	-	5,142	18,574	-	5,142	18,574	163	2007	2011	2000 Medical Dr
Lakeway, TX	-	2,801	-	-	2,801	-	-	2007	0	Lohmans Crossing Road
Lakewood, CA	-	146	14,885	1,307	146	16,192	3,637	2006	1993	5750 Downey Ave.
Lakewood, WA	7,431	72	15,932	-	72	15,932	622	2012	2005	11307 Bridgeport Way SW
Las Vegas, NV	-	6,127	-	-	6,127	-	-	2007	0	SW corner of Deer Springs Way and Riley Street
Las Vegas, NV	-	580	23,420	-	580	23,420	1,462	2011	2002	2500 North Tenaya Way
Las Vegas, NV	-	2,319	4,612	1,010	2,319	5,622	1,455	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	2,889	433	6,921	212	433	7,133	1,867	2007	1997	1776 E. Warm Springs Rd.
Las Vegas , NV	5,665	74	15,287	700	74	15,987	4,053	2006	2000	1815 E. Lake Mead Blvd.
Lenexa, KS	-	540	16,013	2,377	540	18,390	2,285	2010	2008	23401 Prairie Star Pkwy
Lincoln, NE	-	1,420	29,692	9	1,420	29,701	5,173	2010	2003	575 South 70th St
Los Alamitos, CA	7,891	39	18,635	816	39	19,451	4,514	2007	2003	3771 Katella Ave.
Los Gatos, CA	-	488	22,386	1,361	488	23,747	6,456	2006	1993	555 Knowles Dr.
Loxahatchee, FL	-	1,637	5,048	842	1,652	5,875	1,511	2006	1997	12977 Southern Blvd.
Loxahatchee, FL	-	1,340	6,509	227	1,345	6,731	1,738	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	-	1,553	4,694	596	1,567	5,275	1,344	2006	1994	12983 Southern Blvd.
Marinette, WI	7,079	-	13,538	-	-	13,538	2,068	2010	2002	4061 Old Peshtigo Rd.
Marlton, NJ	-	-	38,300	1,500	-	39,800	5,385	2008	1994	92 Brick Road
Mechanicsburg, PA	-	1,350	16,650	-	1,350	16,650	1,064	2011	1971	4950 Wilson Lane
Merced, CA	-	-	13,772	927	-	14,699	2,108	2009	2010	315 Mercy Ave.
Meridian, ID	-	3,600	20,802	251	3,600	21,053	5,974	2006	2008	2825 E. Blue Horizon Dr.
Merriam, KS	-	176	7,189	605	176	7,794	1,720	2011	1972	8800 West 75th Street
Merriam, KS	-	81	3,122	687	81	3,810	495	2011	1980	7301 Frontage Street
Merriam, KS	-	336	12,972	202	336	13,174	2,397	2011	1977	8901 West 74th Street
Merriam, KS	15,032	182	7,393	488	182	7,881	1,354	2011	1985	9119 West 74th Street
Merriam, KS	-	-	25,458	-	-	25,458	-	2013	2009	9301 West 74th Street
Merrillville, IN	-	700	11,699	154	700	11,853	1,808	2007	2008	9509 Georgia St.
Merrillville, IN	-	-	22,134	210	-	22,344	3,652	2008	2006	101 E. 87th Ave.
Mesa, AZ	-	1,558	9,561	400	1,558	9,961	2,926	2008	1989	6424 East Broadway Road
Mesquite, TX	-	496	3,834	-	496	3,834	196	2012	2012	1575 I-30
Milwaukee, WI	4,258	540	8,457	-	540	8,457	1,162	2010	1930	1218 W. Kilbourn Ave.
Milwaukee, WI	9,386	1,425	11,519	-	1,425	11,520	2,063	2010	1962	3301-3355 W. Forest Home Ave.
Milwaukee, WI	2,347	922	2,185	-	922	2,185	489	2010	1958	840 N. 12th St.
Milwaukee, WI	20,781	-	44,535	-	-	44,535	5,533	2010	1983	2801 W. Kinnickinnic Pkwy.
Moline, IL	-	-	8,690	-	-	8,690	19	2012	2013	3900 28th Avenue Drive
Monticello, MN	9,212	61	18,489	-	61	18,489	662	2012	2008	1001 Hart Boulevard
Moorestown, NJ	-	-	52,645	1,479	-	54,124	2,311	2011	2012	401 Young Avenue
Morrow, GA	-	818	8,064	234	845	8,270	2,436	2007	1990	6635 Lake Drive
Mount Juliet, TN	4,003	1,566	11,697	1,086	1,566	12,783	3,278	2007	2005	5002 Crossing Circle
Mount Pleasant, SC	-	-	17,200	-	-	17,200	144	2013	1985	1200 Hospital Drive
Mount Vernon, IL	-	-	25,163	906	-	26,069	1,141	2011	2012	4121 Veterans Memorial Dr
Murrieta, CA	-	8,800	202,412	-	8,800	202,412	13,453	2008	2010	28062 Baxter Road
Murrieta, CA	-	-	46,520	375	-	46,895	6,362	2010	2011	28078 Baxter Rd.
Muskego, WI	1,129	964	2,158	-	964	2,159	274	2010	1993	S74 W16775 Janesville Rd.
Nashville, TN	-	1,806	7,165	1,548	1,806	8,713	2,618	2006	1986	310 25th Ave. N.
New Berlin, WI	4,352	3,739	8,290	-	3,739	8,290	1,142	2010	1993	14555 W. National Ave.
Niagara Falls, NY	-	1,145	10,574	444	1,280	10,883	3,256	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	-	388	7,870	417	454	8,221	1,783	2007	2004	6930 Williams Rd
Oklahoma City, OK	-	-	19,119	-	-	19,119	-	2013	2008	535 NW 9th Street
Orange Village, OH	-	610	7,419	458	610	7,877	2,131	2007	1985	3755 Orange Place
Oro Valley, AZ	9,818	89	18,339	880	89	19,218	4,431	2007	2004	1521 E. Tangerine Rd.
Oshkosh, WI	-	-	18,339	-	-	18,339	2,311	2010	2000	855 North Wethaven Dr.
Oshkosh, WI	8,758	-	15,881	-	-	15,881	1,980	2010	2000	855 North Wethaven Dr.
Palm Springs, FL	2,607	739	4,066	467	739	4,532	1,260	2006	1993	1640 S. Congress Ave.
Palm Springs, FL	-	1,182	7,765	474	1,182	8,239	2,312	2006	1997	1630 S. Congress Ave.
Palmer, AK	18,957	217	29,705	854	217	30,559	6,625	2007	2006	2490 South Woodworth Loop
Pasadena, TX	-	1,700	7,991	-	1,700	7,991	101	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	-	1,500	11,484	-	1,500	11,484	48	2012	2013	2515 Business Center Drive
Pendleton, OR	-	-	10,533	-	-	10,533	23	2012	2013	3001 St. Anthony Drive
Pewaukee, WI	-	4,700	20,669	-	4,700	20,669	4,583	2007	2007	2400 Golf Rd.
Phoenix, AZ	27,199	1,149	48,018	11,155	1,149	59,174	13,907	2006	1998	2222 E. Highland Ave.
Pineville, NC	-	961	6,974	2,081	1,077	8,939	2,368	2006	1988	10512 Park Rd.
Plano, TX	-	5,423	20,752	398	5,423	21,150	7,070	2008	2007	6957 Plano Parkway
Plano, TX	53,948	793	82,703	-	793	82,703	7,072	2012	2005	6020 West Parker Road
Plantation, FL	9,214	8,563	10,666	2,517	8,575	13,171	4,477	2006	1997	851-865 SW 78th Ave.
Plantation, FL	8,559	8,848	9,262	332	8,907	9,535	5,130	2006	1996	600 Pine Island Rd.
Plymouth, WI	1,317	1,250	1,870	-	1,250	1,870	289	2010	1991	2636 Eastern Ave.
Portland, ME	15,418	655	25,500	421	655	25,921	2,592	2011	2008	195 Fore River Parkway
Redmond, WA	-	5,015	26,697	-	5,015	26,697	3,073	2010	2011	18000 NE Union Hill Rd.
Reno, NV	-	1,117	21,972	931	1,117	22,903	5,710	2006	1991	343 Elm St.
Richmond, VA	-	-	12,000	-	-	12,000	100	2013	1989	2220 Edward Holland Drive
Richmond, VA	-	2,838	26,305	39	2,838	26,343	1,429	2012	2008	7001 Forest Avenue
Rochdale, MA	-	-	7,100	-	-	7,100	59	2013	1994	111 Huntoon Memorial Highway
Rockwall, TX	-	132	17,056	139	132	17,195	1,541	2012	2008	3142 Horizon Road
Rogers, AR	-	1,062	28,680	231	1,062	28,911	2,950	2011	2008	2708 Rife Medical Lane
Rolla, MO	-	1,931	47,640	-	1,931	47,639	3,816	2011	2009	1605 Martin Spring Drive
Roswell, NM	1,674	183	5,851	-	183	5,851	601	2011	2004	601 West Country Club Road
Roswell, NM	4,756	883	15,984	-	883	15,984	1,360	2011	2006	350 West Country Club Road
Roswell, NM	-	762	17,171	-	762	17,171	1,166	2011	2009	300 West Country Club Road
Ruston, LA	-	710	9,790	-	710	9,790	679	2011	1988	1401 Ezelle St
Sacramento, CA	-	866	12,756	1,274	866	14,030	3,284	2006	1990	8120 Timberlake Way
San Antonio, TX	-	-	17,303	-	-	17,303	4,409	2007	2007	8902 Floyd Curl Dr.
San Antonio, TX	-	2,050	16,251	2,811	2,050	19,062	6,304	2006	1999	540 & 19016 Stone Oak Pkwy.
San Antonio, TX	18,400	4,518	29,905	326	4,518	30,231	3,486	2012	1986	5282 Medical Drive
San Bernardino, CA	-	3,700	14,300	687	3,700	14,987	1,991	2008	1993	1760 W. 16th St.
San Diego, CA	-	-	22,003	1,845	-	23,848	3,087	2008	1992	555 Washington St.
Sarasota, FL	-	3,360	19,140	-	3,360	19,140	1,171	2011	2006	6150 Edgelake Drive
Sarasota, FL	-	62	46,348	701	62	47,048	2,385	2012	1990	1921 Waldemere Street
Seattle, WA	-	4,410	35,787	2,056	4,410	37,844	4,889	2010	2010	5350 Tallman Ave
Sewell, NJ	-	-	53,360	4,553	-	57,913	10,862	2007	2009	239 Hurffville-Cross Keys Road
Shakopee, MN	6,749	420	11,360	11	420	11,371	1,669	2010	1996	1515 St Francis Ave
Shakopee, MN	11,428	640	18,089	-	640	18,089	1,877	2010	2007	1601 St Francis Ave
Sheboygan, WI	1,819	1,012	2,216	-	1,012	2,216	346	2010	1958	1813 Ashland Ave.
Somerville, NJ	-	3,400	22,244	2	3,400	22,246	3,013	2008	2007	30 Rehill Avenue
Southlake, TX	11,680	592	17,905	167	592	18,072	1,537	2012	2004	1545 East Southlake Boulevard
Southlake, TX	18,293	698	30,524	-	698	30,524	2,089	2012	2004	1545 East Southlake Boulevard
Springfield, IL	-	-	10,100	-	-	10,100	84	2013	2010	701 North Walnut Street
St. Louis, MO	7,106	336	17,247	941	336	18,188	4,422	2007	2001	2325 Dougherty Rd.
St. Paul, MN	25,694	2,681	39,507	-	2,681	39,507	4,229	2011	2007	435 Phalen Boulevard
Stafford, VA	-	-	11,260	313	-	11,573	1,737	2008	2009	125 Hospital Center Blvd
Suffern, NY	-	622	35,220	2,035	622	37,255	3,263	2011	2007	255 Lafayette Avenue
Suffolk, VA	-	1,530	10,979	559	1,547	11,521	2,323	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	8,727	3,513	15,527	35	3,543	15,532	879	2012	2005	11555 University Boulevard
Summit, WI	-	2,899	87,666	-	2,899	87,666	15,631	2008	2009	36500 Aurora Dr.
Tacoma, WA	-	-	67,385	-	-	67,385	2,570	2011	2013	1608 South J Street
Tallahassee, FL	-	-	14,719	2,730	-	17,449	2,055	2010	2011	One Healing Place
Tampa, FL	-	4,319	12,234	-	4,319	12,234	914	2011	2003	14547 Bruce B Downs Blvd
Tampa, FL	-	1,210	19,572	63	1,212	19,633	1,625	2012	2006	3000 Medical Park Drive
Tampa, FL	-	2,208	6,464	20	2,208	6,484	933	2012	1985	3000 E. Fletcher Avenue
Temple, TX	-	2,900	9,851	103	2,900	9,954	371	2011	2012	2601 Thornton Lane
Tucson, AZ	-	1,302	4,925	811	1,302	5,736	1,644	2008	1995	2055 W. Hospital Dr.
Tulsa, OK	-	3,003	6,025	20	3,003	6,045	2,279	2006	1992	329 S. 79th E. Ave.
Van Nuys, CA	-	-	36,187	-	-	36,187	4,374	2009	1991	6815 Noble Ave.
Virginia Beach, VA	-	827	18,289	609	895	18,831	2,665	2011	2007	828 Health Way
Voorhees, NJ	-	6,404	24,251	1,387	6,477	25,564	5,767	2006	1997	900 Centennial Blvd.
Voorhees, NJ	-	-	96,006	2,642	6	98,642	6,548	2010	2012	200 Bowman Drive
Wellington, FL	6,605	107	16,933	1,705	107	18,638	3,667	2006	2000	10115 Forest Hill Blvd.
Wellington , FL	5,925	388	13,697	220	388	13,917	3,096	2007	2003	1395 State Rd. 7
West Allis, WI	3,341	1,106	3,309	-	1,106	3,309	617	2010	1961	11333 W. National Ave.
West Palm Beach, FL	6,353	628	14,740	121	628	14,861	3,890	2006	1993	5325 Greenwood Ave.
West Palm Beach, FL	5,860	610	14,618	387	610	15,005	4,365	2006	1991	927 45th St.
West Seneca, NY	11,698	917	22,435	1,870	1,642	23,580	5,783	2007	1990	550 Orchard Park Rd
Westerville, OH	-	2,122	5,403	56	2,122	5,459	352	2012	2001	444 N Cleveland Avenue
Zephyrhills, FL	-	3,875	23,907	3,364	3,875	27,270	2,205	2011	1974	38135 Market Square Dr
Medical facilities total:	$700,427	$340,690	$4,326,337	$134,627	$344,775	$4,456,878	$595,169

Assets held for sale:
Durham, NC	$-	$5,350	$9,320	$-	$-	$-	$-	2006	1980	2609 N. Duke Street
Goshen, IN	-	210	6,120	-	-	4,880	-	2005	2006	1332 Waterford Circle
Kalida, OH	-	480	8,173	-	-	7,123	-	2006	2007	755 Ottawa St.
McConnelsville, OH	-	190	7,060	-	-	6,499	-	2010	1946	4114 North SR 376 NW
Assets held for sale total	$-	$6,230	$30,673	$-	$-	$18,502	-

Summary:
Seniors housing triple-net	$587,136	$781,397	$8,430,604	$428,753	$782,390	$8,858,364		$1,075,955
Seniors housing operating	1,714,714	738,098	8,145,281	249,360	751,712	8,381,027		715,534
Medical facilities	700,427	340,690	4,326,337	134,627	344,775	4,456,878		595,169
Construction in progress	-	-	141,085	-	-	141,085		-
Total continuing operating properties	3,002,277	1,860,185	21,043,307	812,740	1,878,877	21,837,354		2,386,658

Assets held for sale	-	6,230	30,673	-	-	18,502		-
Total investments in real property owned	$3,002,277	$1,866,415	$21,073,980	$812,740	$1,878,877	$21,855,856		$2,386,658

(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.
(2) Represents real property asset associated with a capital lease.

	Year Ended December 31,
	2013	2012	2011

Reconciliation of real property:	(in thousands)
Investment in real estate:
Balance at beginning of year	$18,082,399	$14,844,319	$8,992,495
Additions:
Acquisitions	3,597,955	2,923,251	4,525,737
Improvements	408,844	449,964	426,000
Assumed other items, net	772,972	108,404	210,411
Assumed debt	1,340,939	481,598	961,928
Total additions	6,154,628	3,969,299	6,124,076
Deductions:
Cost of real estate sold	(498,564)	(581,696)	(250,047)
Reclassification of accumulated depreciation and amortization for assets held for sale	(3,730)	(120,236)	(10,011)
Impairment of assets	-	(29,287)	(12,194)
Total deductions	(502,294)	(731,219)	(272,252)
Foreign currency translation	33,918	6,082	-
Balance at end of year(3)	$23,734,733	$18,082,399	$14,844,319

Accumulated depreciation:
Balance at beginning of year	$1,555,055	$1,194,476	$836,966
Additions:
Depreciation and amortization expenses	873,960	533,585	423,605
Amortization of above market leases	7,831	7,204	6,409
Total additions	881,791	540,789	430,014
Deductions:
Sale of properties	(49,625)	(59,974)	(63,997)
Reclassification of accumulated depreciation and amortization for assets held for sale	(3,730)	(120,236)	(8,507)
Total deductions	(53,355)	(180,210)	(72,504)
Foreign currency translation	3,167	-	-
Balance at end of year	$2,386,658	$1,555,055	$1,194,476

(3) The aggregate cost for tax purposes for real property equals $20,260,297,000, $14,788,080,000, and $13,604,448,000 at December 31, 2013, 2012 and 2011, respectively.

Health Care REIT, Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2013
					(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
Texas	Medical office buildings	6.18%	12/31/17	$133,300	$-	$25,936	$25,864	$-
Massachusetts	Seniors housing triple-net	7.60%	12/31/16	$130,934	-	21,000	20,285	-
California	Hospital	10.39%	06/01/20	$205,064	-	25,050	18,546	-
California	Hospital	8.72%	12/01/17	$127,158	-	17,500	17,500	-
Texas	Medical office buildings	6.18%	12/31/17	$83,353	-	16,402	16,173	-
United Kingdom	Seniors housing triple-net	7.00%	04/19/18	$87,414	-	24,032	15,002	-
United Kingdom	Seniors housing triple-net	7.00%	11/21/18	$52,667	-	23,038	9,219	-
Georgia	Medical office buildings	6.50%	10/01/14	$38,556	-	6,100	5,940	-
United Kingdom	Seniors housing triple-net	7.54%	07/31/15	$21,227	-	3,315	3,315	-
Texas	Seniors housing triple-net	7.50%	10/31/18	$12,887	-	8,800	2,023	-
Texas	Seniors housing triple-net	7.50%	10/31/18	$11,639	-	8,800	1,827	-
Texas	Seniors housing triple-net	10.50%	03/01/14	$56,574	-	2,635	534	-
Arizona	Seniors housing triple-net	3.55%	01/01/14	$12,275	-	4,500	500	500
Georgia	Medical office buildings	8.11%	10/01/14	$1,676	-	800	243	-

Second mortgages relating to 1 property located in:
Connecticut	Seniors housing triple-net	8.11%	04/01/18	$31,909	6,536	5,300	4,616	-
Florida	Seniors housing triple-net	12.17%	07/01/18	$27,908	4,107	2,700	2,700	-
Florida	Seniors housing triple-net	12.17%	11/01/18	$27,685	1,324	2,700	2,700	-

Totals					$11,967	$198,608	$146,987	$500

	Year Ended December 31,
	2013	2012	2011
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$87,955	$63,934	$109,283
Additions:
New mortgage loans	68,530	40,641	11,286
Total additions	68,530	40,641	11,286
Deductions:
Collections of principal	(8,790)	(11,819)	(50,579)
Conversions to real property	-	(3,300)	(4,000)
Charge-offs	(2,110)	(1,501)	-
Reclass to other real estate loans	-	-	(2,056)
Total deductions	(10,900)	(16,620)	(56,635)
Change in balance due to foreign currency translation	1,402	-	-
Balance at end of year	$146,987	$87,955	$63,934

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

3.1(e)      Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.9 to the Company’s Form 10-Q filed August 9, 2007 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(f)      Certificate of Change of Location of Registered Office and of Registered Agent of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-Q filed August 6, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(g)      Certificate of Designation of 6% Series H Cumulative Convertible and Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-Q filed May 10, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(h)     Certificate of Designation of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed March 7, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(i)       Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed May 10, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(j)      Certificate of Designation of 6.50% Series J Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed March 8, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

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

4.3(k)     Supplemental Indenture No. 8, dated as of October 7, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed October 9, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

4.3(l)       Supplemental Indenture No. 9, dated as of November 20, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

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

10.1        Credit Agreement dated as of January 7, 2013, by and among the Company, the lenders listed therein, KeyBank National Association, as administrative agent, LC issuer and a swingline lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Deutsche Bank Securities, Inc., as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint book managers (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed January 11, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

10.2        Term Loan Agreement, dated as of May 24, 2012, by and among the Company, the banks signatory thereto, KeyBank National Association, as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A. and Royal Bank of Canada, as co-syndication agents, Citibank, N.A., Compass Bank, Fifth Third Bank, PNC Bank, National Association, The Bank of New York Mellon and Wells Fargo Bank, National Association, as co-documentation agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, as joint lead arrangers and joint bookrunners (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 30, 2012 (File No. No. 001-08923), and incorporated herein by reference thereto).

10.3        Equity Purchase Agreement, dated as of February 28, 2011, by and among the Company, FC-GEN Investment, LLC and FC-GEN Operations Investment, LLC (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 28, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

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

10.4(d)   Third Amendment to the 1995 Stock Incentive Plan of Health Care REIT, Inc. (filed with the Commission as Exhibit 10.15 to the Company’s Form 10-K filed March 12, 2004 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4(e)   Form of Stock Option Agreement for Executive Officers under the 1995 Stock Incentive Plan (filed with the Commission as Exhibit 10.17 to the Company’s Form 10-K filed March 16, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(a)   Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(b)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(c)   Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(d)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(e)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(f)    Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(g)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(h)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(i)    Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(j)    Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(k)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(l)    Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(m)  Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(n)   Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(o)   Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(p)   Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(q)   Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(r)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(s)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(a)   Fifth Amended and Restated Employment Agreement, dated December 2, 2010, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(b)   Letter Agreement, dated February 4, 2013, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.8(b) to the Company’s Form 10-K filed February 26, 2013 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(c)   Sixth Amended and Restated Employment Agreement, dated July 16, 2013, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9        Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10      Employment Agreement, dated March 11, 2013, by and between the Company and Scott M. Brinker (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11      Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.12      Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.13      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14      Summary of Director Compensation.*

10.15      Health Care REIT, Inc. 2013-2015 Long-Term Incentive Program (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed August 6, 2013 (File No. 001-08923), and incorporated herein by reference thereto).*

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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciation and (vii) Schedule IV – Mortgage Loans on Real Estate.