Form 10-Q
period 2014-03-31
HEALTH CARE REIT INC /DE/
filed 2014-05-08
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☑  No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer o	Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No  ☑

As of April 30, 2014, the registrant had 291,458,048 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$1,883,866	$1,878,877
Buildings and improvements	20,769,414	20,625,515
Acquired lease intangibles	1,066,626	1,070,754
Real property held for sale, net of accumulated depreciation	18,502	18,502
Construction in progress	144,516	141,085
Gross real property owned	23,882,924	23,734,733
Less accumulated depreciation and amortization	(2,617,026)	(2,386,658)
Net real property owned	21,265,898	21,348,075
Real estate loans receivable	351,401	332,146
Net real estate investments	21,617,299	21,680,221
Other assets:
Investments in unconsolidated entities	668,171	479,629
Goodwill	68,321	68,321
Deferred loan expenses	68,842	70,875
Cash and cash equivalents	185,928	158,780
Restricted cash	67,797	72,821
Receivables and other assets	534,684	553,310
Total other assets	1,593,743	1,403,736
Total assets	$23,211,042	$23,083,957

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$562,000	$130,000
Senior unsecured notes	7,377,789	7,379,308
Secured debt	2,917,314	3,058,248
Capital lease obligations	84,371	84,458
Accrued expenses and other liabilities	612,671	640,573
Total liabilities	11,554,145	11,292,587
Redeemable noncontrolling interests	34,171	35,039
Equity:
Preferred stock	1,006,250	1,017,361
Common stock	291,091	289,461
Capital in excess of par value	12,494,410	12,418,520
Treasury stock	(26,454)	(21,263)
Cumulative net income	2,396,244	2,329,869
Cumulative dividends	(4,848,008)	(4,600,854)
Accumulated other comprehensive income (loss)	(25,419)	(24,531)
Other equity	6,241	6,020
Total Health Care REIT, Inc. stockholders’ equity	11,294,355	11,414,583
Noncontrolling interests	328,371	341,748
Total equity	11,622,726	11,756,331
Total liabilities and equity	$23,211,042	$23,083,957

NOTE: The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended
		March 31,
		2014	2013
	Revenues:
	Rental income	$336,455	$292,643
	Resident fees and services	456,265	327,324
	Interest income	8,594	9,057
	Other income	493	700
	Total revenues	801,807	629,724
	Expenses:
	Interest expense	120,833	108,838
	Property operating expenses	341,431	252,823
	Depreciation and amortization	233,318	184,688
	General and administrative	32,865	27,179
	Transaction costs	952	65,980
	Loss (gain) on derivatives, net	-	2,309
	Loss (gain) on extinguishment of debt, net	(148)	(308)
	Total expenses	729,251	641,509
	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	72,556	(11,785)
	Income tax (expense) benefit	(2,260)	(2,763)
	Income (loss) from unconsolidated entities	(5,556)	2,262
	Income (loss) from continuing operations	64,740	(12,286)
	Discontinued operations:
	Gain (loss) on sales of properties, net	-	82,492
	Income (loss) from discontinued operations, net	460	1,593
	Discontinued operations, net	460	84,085
	Net income	65,200	71,799
Less:	Preferred stock dividends	16,353	16,602
Less:	Net income (loss) attributable to noncontrolling interests(1)	(1,175)	139
	Net income (loss) attributable to common stockholders	$50,022	$55,058

	Average number of common shares outstanding:
	Basic	289,606	260,036
	Diluted	290,917	260,036

	Earnings per share:
	Basic:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.17	$(0.11)
	Discontinued operations, net	-	0.32
	Net income (loss) attributable to common stockholders*	$0.17	$0.21

	Diluted:
	Income (loss) from continuing operations
	attributable to common stockholders	$0.17	$(0.11)
	Discontinued operations, net	-	0.32
	Net income (loss) attributable to common stockholders*	$0.17	$0.21

	Dividends declared and paid per common share	$0.795	$0.765

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$65,200	$71,799

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	549	172
Unrealized gains (losses) on cash flow hedges	440	471
Foreign currency translation gain (loss)	(9,889)	(22,706)
Total other comprehensive income (loss)	(8,900)	(22,063)

Total comprehensive income (loss)	56,300	49,736
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(9,187)	139
Total comprehensive income (loss) attributable to common stockholders	$65,487	$49,875

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31, 2014
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,017,361	$289,461	$12,418,520	$(21,263)	$2,329,869	$(4,600,854)	$(24,531)	$6,020	$341,748	$11,756,331
Comprehensive income:
Net income (loss)					66,375				(982)	65,393
Other comprehensive income							(888)		(8,012)	(8,900)
Total comprehensive income										56,493
Net change in noncontrolling interests			(2,713)						(4,383)	(7,096)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		1,397	67,725	(5,191)				(12)		63,919
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								233		233
Cash dividends paid:
Common stock cash dividends						(230,801)				(230,801)
Preferred stock cash dividends						(16,353)				(16,353)
Balances at end of period	$1,006,250	$291,091	$12,494,410	$(26,454)	$2,396,244	$(4,848,008)	$(25,419)	$6,241	$328,371	$11,622,726

	Three Months Ended March 31, 2013
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,022,917	$260,396	$10,543,690	$(17,875)	$2,184,819	$(3,694,579)	$(11,028)	$6,461	$225,718	$10,520,519
Comprehensive income:
Net income (loss)					71,660				560	72,220
Other comprehensive income							(22,063)			(22,063)
Total comprehensive income										50,157
Net change in noncontrolling interests									(23,903)	(23,903)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		853	55,600	(3,363)				(862)		52,228
Proceeds from issuance of common stock								294		294
Cash dividends paid:
Common stock cash dividends						(199,546)				(199,546)
Preferred stock cash dividends						(16,602)				(16,602)
Balances at end of period	$1,022,917	$261,249	$10,599,290	$(21,238)	$2,256,479	$(3,910,727)	$(33,091)	$5,893	$202,375	$10,383,147

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net income	$65,200	$71,799
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	233,318	187,122
Other amortization expenses	1,672	4,194
Stock-based compensation expense	7,667	10,508
Loss (gain) on derivatives, net	-	2,309
Loss (gain) on extinguishment of debt, net	(148)	(308)
Loss (income) from unconsolidated entities	5,556	(2,262)
Rental income in excess of cash received	(15,323)	(2,538)
Amortization related to above (below) market leases, net	266	172
Loss (gain) on sales of properties, net	-	(82,492)
Distributions by unconsolidated entities	4,560	-
Increase (decrease) in accrued expenses and other liabilities	(25,532)	18,276
Decrease (increase) in receivables and other assets	(18,575)	(6,972)
Net cash provided from (used in) operating activities	258,661	199,808

Investing activities:
Cash disbursed for acquisitions	(55,041)	(1,786,396)
Cash disbursed for capital improvements to existing properties	(27,406)	(24,129)
Cash disbursed for construction in progress	(52,717)	(40,053)
Capitalized interest	(1,605)	(1,606)
Investment in real estate loans receivable	(29,709)	(11,971)
Other investments, net of payments	1,787	(1,978)
Principal collected on real estate loans receivable	10,646	49,926
Contributions to unconsolidated entities	(214,832)	(359,575)
Distributions by unconsolidated entities	12,462	9,916
Proceeds from (payments on) derivatives	-	(2,604)
Decrease (increase) in restricted cash	5,024	(94,840)
Proceeds from sales of real property	-	294,607
Net cash provided from (used in) investing activities	(351,391)	(1,968,703)

Financing activities:
Net increase (decrease) under unsecured lines of credit arrangements	432,000	710,000
Proceeds from issuance of senior unsecured notes	-	497,862
Payments to extinguish senior unsecured notes	(1)	-
Net proceeds from the issuance of secured debt	10,690	-
Payments on secured debt	(129,539)	(18,931)
Net proceeds from the issuance of common stock	63,755	45,377
Decrease (increase) in deferred loan expenses	(2,284)	(9,650)
Contributions by noncontrolling interests(1)	778	1,420
Distributions to noncontrolling interests(1)	(7,386)	(4,522)
Acquisitions of noncontrolling interests	(1,175)	-
Cash distributions to stockholders	(247,154)	(216,148)
Other financing activities	(87)	(992)
Net cash provided from (used in) financing activities	119,597	1,004,416
Effect of foreign currency translation on cash and cash equivalents	281	557
Increase (decrease) in cash and cash equivalents	27,148	(763,922)
Cash and cash equivalents at beginning of period	158,780	1,033,764
Cash and cash equivalents at end of period	$185,928	$269,842

Supplemental cash flow information:
Interest paid	$126,302	$99,202
Income taxes paid	10,064	920

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of March 31, 2014, our diversified portfolio consisted of 1,212 properties in 46 states, the United Kingdom, and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily an indication of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

     New Accounting Standards

     In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), which amends U.S. GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2014 with early adoption permitted. We adopted ASU 2014-08 on January 1, 2014 on a prospective basis.  The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Triple-net Activity

		Three Months Ended
	(In thousands)	March 31, 2014(1)	March 31, 2013
	Land and land improvements	$2,750	$8,533
	Buildings and improvements	30,693	47,993
	Total assets acquired	33,443	56,526
	Non-cash acquisition related activity	(657)	-
	Cash disbursed for acquisitions	32,786	56,526
	Construction in progress additions	24,657	23,946
Less:	Capitalized interest	(1,170)	(1,227)
	Foreign currency translation	(14)	-
	Cash disbursed for construction in progress	23,473	22,719
	Capital improvements to existing properties	5,877	8,336
	Total cash invested in real property, net of cash acquired	$62,136	$87,581

(1) Includes acquisitions with an aggregate purchase price of $3,402,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

     Seniors Housing Operating Activity

     Acquisitions of seniors housing operating properties are structured under RIDEA, which is described in Note 18.  This structure results in the inclusion of all resident revenues and related property operating expenses from the operation of these qualified health care properties in our consolidated statements of comprehensive income.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding our foreign currency policies.

		Three Months Ended
	(In thousands)	March 31, 2014	March 31, 2013
	Land and land improvements	$2,100	$216,949
	Building and improvements	19,069	2,074,770
	Acquired lease intangibles	1,331	142,054
	Restricted cash	-	22,863
	Receivables and other assets	-	3,225
	Total assets acquired(1)	22,500	2,459,861
	Secured debt	-	(138,259)
	Accrued expenses and other liabilities	(245)	(31,302)
	Total liabilities assumed	(245)	(169,561)
	Noncontrolling interests	-	(4,868)
	Non-cash acquisition related activity(2)	-	(555,562)
	Cash disbursed for acquisitions	22,255	1,729,870
	Construction in progress additions	1,026	235
Less:	Capitalized interest	(50)	(2)
	Cash disbursed for construction in progress	976	233
	Capital improvements to existing properties	13,998	10,604
	Total cash invested in real property, net of cash acquired	$37,229	$1,740,707

(1) Excludes $245,000 and $51,083,000 of cash acquired during the three months ended March 31, 2014 and 2013, respectively.
(2) Represents Sunrise loan and noncontrolling interests acquisitions.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Medical Facilities Activity

		Three Months Ended
(In thousands)		March 31, 2014	March 31, 2013
Construction in progress additions		$38,237	$35,139
Less:	Capitalized interest	(385)	(377)
	Accruals(1)	(9,584)	(17,661)
Cash disbursed for construction in progress		28,268	17,101
Capital improvements to existing properties		7,531	5,189
	Total cash invested in real property	$35,799	$22,290

(1) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Development projects:
Seniors housing triple-net	$8,481	$67,317
Medical facilities	42,799	60,536
Total development projects	51,280	127,853
Expansion projects	9,209	7,631
Total construction in progress conversions	$60,489	$135,484

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013
Assets:
In place lease intangibles	$930,687	$937,357
Above market tenant leases	57,910	55,939
Below market ground leases	59,165	59,165
Lease commissions	18,864	18,293
Gross historical cost	1,066,626	1,070,754
Accumulated amortization	(649,362)	(571,008)
Net book value	$417,264	$499,746

Weighted-average amortization period in years	17.3	16.7

Liabilities:
Below market tenant leases	$76,340	$76,381
Above market ground leases	9,490	9,490
Gross historical cost	85,830	85,871
Accumulated amortization	(36,086)	(34,434)
Net book value	$49,744	$51,437

Weighted-average amortization period in years	14.3	14.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2014	2013
Rental income related to above/below market tenant leases, net	$(45)	$148
Property operating expenses related to above/below market ground leases, net	(311)	(320)
Depreciation and amortization related to in place lease intangibles and lease commissions	(79,393)	(50,576)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2014	$131,571	$3,319
2015	60,803	6,144
2016	27,796	5,230
2017	21,181	4,936
2018	18,396	4,609
Thereafter	157,517	25,506
Totals	$417,264	$49,744

5. Dispositions, Assets Held for Sale and Discontinued Operations

The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Real property dispositions:
Seniors housing triple-net	$-	$76,331
Medical facilities	-	135,784
Total dispositions	-	212,115
Gain (loss) on sales of real property, net	-	82,492
Proceeds from real property sales	$-	$294,607

We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at January 1, 2014 to discontinued operations in accordance with ASU 2014-08.  See Note 2 for additional information.  Expenses include an allocation of interest expense based on property carrying values and our weighted-average cost of debt.  The following illustrates the reclassification impact as a result of classifying properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income	$583	$6,788
Expenses:
Interest expense	123	1,896
Property operating expenses	-	865
Provision for depreciation	-	2,434
Total expenses	123	5,195
Income (loss) from discontinued operations, net	$460	$1,593

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2014			March 31, 2013
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$1,203	$-	$1,203	$416	$-	$416
Draws on existing loans	21,823	6,683	28,506	10,271	1,284	11,555
Net cash advances on real estate loans	23,026	6,683	29,709	10,687	1,284	11,971
Receipts on real estate loans receivable:
Loan payoffs	500	-	500	42,865	-	42,865
Principal payments on loans	9,996	150	10,146	6,343	718	7,061
Total receipts on real estate loans	10,496	150	10,646	49,208	718	49,926
Net cash advances (receipts) on real estate loans	12,530	6,533	19,063	(38,521)	566	(37,955)
Change in balance due to foreign currency translation	192	-	192	-	-	-
Net change in real estate loans receivable	$12,722	$6,533	$19,255	$(38,521)	$566	$(37,955)

We recorded no provision for loan losses during the three months ended March 31, 2014.  At March 31, 2014, there were no real estate loans with outstanding balances on non-accrual status and no allowances for loan losses were recorded.

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

     During the three months ended June 30, 2012, we entered into a joint venture with Chartwell Retirement Residences (TSX:CSH.UN). The portfolio contains 42 properties in Canada, 39 of which are owned 50% by us and Chartwell, and three of which we wholly own. All properties are managed by Chartwell. Our investment in the 39 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $8,613,000 at March 31, 2014 is primarily attributable to transaction costs that will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

     In conjunction with the Sunrise merger (see Note 3 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013), we acquired joint venture interests in 54 properties and a 20% interest in a newly formed Sunrise management company, which manages the entire property portfolio. On July 1, 2013, we acquired the remaining interests in 49 of the properties.  Our original investment of $49,759,000 relating to the five remaining unconsolidated properties and the management company is recorded as an investment in unconsolidated entities on the balance sheet.

      During the three months ended March 31, 2014, we invested $214,832,000 for a 46.79% interest in a joint venture with Senior Resource Group (“SRG”) and the Public Sector Pension Investment Board.  The joint venture owns 10 properties located in major metropolitan markets in Arizona, California and Colorado.  The properties owned by the joint venture are operated by SRG. Our investment in the 10 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $178,356,000 at March 31, 2014 is primarily attributable to appreciation of the underlying properties as well as transaction costs, and will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

     The results of operations for those investments accounted for under the equity method have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our statements of comprehensive income as income or loss from unconsolidated entities.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     The following table summarizes certain information about our credit concentration as of March 31, 2014 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Sunrise Senior Living	121	$4,013,200	19%
Genesis HealthCare	178	2,673,389	12%
Revera	47	1,115,858	5%
Benchmark	39	933,823	4%
Belmont Village	19	841,800	4%
Remaining portfolio	741	12,039,229	56%
Totals	1,145	$21,617,299	100%

(1)     Genesis is in our seniors housing triple-net segment.  Sunrise, Revera, and Belmont Village are in our seniors housing operating segment.  Benchmark is in both our seniors housing triple-net and seniors housing operating segments.

(2)     Excludes our share of investments in unconsolidated entities.  Please see Note 7 for additional information.

(3)     Investments with our top five relationships comprised 44% of total investments at December 31, 2013.

9. Borrowings Under Line of Credit Arrangements and Related Items

     At March 31, 2014, we had a $2,250,000,000 unsecured line of credit arrangement with a consortium of 30 banks.  We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature, allowing for the aggregate commitment of up to $3,250,000,000.  The arrangement also allows us to borrow up to $500,000,000 in alternate currencies (none outstanding at March 31, 2014).  The revolving credit facility is scheduled to expire March 31, 2017, but can be extended for an additional year at our option.  Borrowings under the revolver are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.33% at March 31, 2014). The applicable margin is based on certain of our debt ratings and was 1.175% at March 31, 2014.  In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.225% at March 31, 2014.  Principal is due upon expiration of the agreement.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Balance outstanding at quarter end	$562,000	$710,000
Maximum amount outstanding at any month end	$562,000	$780,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$286,889	$723,444
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.34%	1.38%

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At March 31, 2014, the annual principal payments due on these debt obligations were as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2014	$-	$190,986	$190,986
2015	476,142(4)	403,141	879,283
2016	1,200,000(5)	381,659	1,581,659
2017	450,000	324,102	774,102
2018	450,000	429,473	879,473
Thereafter	4,842,232(6)	1,146,596	5,988,828
Totals	$7,418,374	$2,875,957	$10,294,331

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.5% to 6.5%.
(3) Annual interest rates range from 1.0% to 8.0%. Carrying value of the properties securing the debt totaled $5,976,759,000 at March 31, 2014.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $226,142,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2014). The loan matures on July 27, 2015 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 145 basis points (2.7% at March 31, 2014).

(5) On January 8, 2013, we completed funding on a $500,000,000 unsecured term loan.  The loan matures on March 31, 2016 (with an option to extend for two additional years at our discretion) and bears interest at LIBOR plus 135 basis points (1.5% at March 31, 2014).

(6) On November 20, 2013, we completed the sale of £550,000,000 (approximately $917,125,000 based on the Sterling/U.S. Dollar exchange rate on March 31, 2014) of 4.8% senior unsecured notes due 2028.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$7,421,707	4.400%	$6,145,457	4.600%
Debt issued	-	0.000%	500,000	1.552%
Debt redeemed	(1)	3.000%	-	0.000%
Foreign currency	(3,332)	3.486%	(5,330)	2.670%
Ending balance	$7,418,374	4.400%	$6,640,127	4.400%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,010,711	5.10%	$2,311,586	5.14%
Debt issued	10,690	3.54%	-	0.00%
Debt assumed	-	0.00%	132,680	5.49%
Debt extinguished	(114,084)	5.73%	(7,807)	7.43%
Principal payments	(15,455)	5.12%	(11,432)	5.44%
Foreign currency	(15,905)	3.86%	6	5.62%
Ending balance	$2,875,957	5.08%	$2,425,033	5.17%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2014, we were in compliance with all of the covenants under our debt agreements.

11. Derivative Instruments

      We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates.  We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to manage the

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.  In addition, non-U.S. investments expose us to the potential losses associated with adverse changes in foreign currency to U.S. Dollar exchange rates.  We may elect to manage this risk through the use of forward contracts and issuing debt in foreign currencies.

     I nterest Rate Swap Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $1,887,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

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

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2014	December 31, 2013
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$600,000	$600,000
Denominated in Pounds Sterling	£350,000	£350,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£550,000	£550,000

Derivatives designated as cash flow hedges	$57,000	$57,000

     The following presents the impact of derivative instruments on the statements of comprehensive income for the periods presented (in thousands):

		Three Months Ended
		March 31,
	Location	2014	2013
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$(3)	$946

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(443)	(475)

Gain (loss) on forward exchange contracts recognized in income	Gain (loss) on derivatives, net	0	(2,309)

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	18,489	75,857

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

     At March 31, 2014, we had five outstanding letter of credit obligations totaling $5,301,000 and expiring between 2014 and 2015.  At March 31, 2014, we had outstanding construction in process of $144,516,000 and were committed to providing additional funds of approximately $224,139,000 to complete construction. At March 31, 2014, we had contingent purchase obligations totaling $66,640,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At March 31, 2014, we had operating lease obligations of $878,401,000 relating to certain ground leases and company office space and capital lease obligations of $115,770,000 relating to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At March 31, 2014, aggregate future minimum rentals to be received under these noncancelable subleases totaled $43,214,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2014	December 31, 2013
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	26,108,236
Outstanding shares	25,875,000	26,108,236

Common Stock, $1.00 par value:
Authorized shares	400,000,000	400,000,000
Issued shares	291,638,492	290,024,789
Outstanding shares	291,084,415	289,563,651

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Three Months Ended
	March 31, 2014		March 31, 2013
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,108,236	6.496%	26,224,854	6.493%
Shares converted	(233,236)	6.000%	-	0.000%
Ending balance	25,875,000	6.500%	26,224,854	6.493%

     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2014 and 2013 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2013 Dividend reinvestment plan issuances	652,724	$61.59	$40,199	$40,199
2013 Option exercises	119,999	43.15	5,178	5,178
2013 Totals	772,723		$45,377	$45,377

2014 Dividend reinvestment plan issuances	1,143,397	$55.71	$63,703	$63,703
2014 Option exercises	1,155	45.02	52	52
2014 Preferred stock conversions	233,236		-	-
2014 Senior note conversions	1		-	-
2014 Totals	1,377,788		$63,755	$63,755

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  Please refer to Note 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2014		March 31, 2013
	Per Share	Amount	Per Share	Amount

Common Stock	$0.7950	$230,801	$0.7650	$199,546
Series H Preferred Stock	0.0079	1	0.7146	250
Series I Preferred Stock	0.8125	11,680	0.8125	11,680
Series J Preferred Stock	0.4064	4,672	0.4064	4,672
Totals		$247,154		$216,148

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)
Other comprehensive income before reclassification adjustments	(1,877)	549	-	(3)	(1,331)
Reclassification amount to net income	-	-	-	443(1)	443
Net current-period other comprehensive income	(1,877)	549	-	440	(888)
Balance at March 31, 2014	$(19,508)	$160	$(1,452)	$(4,619)	$(25,419)

Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)
Other comprehensive income before reclassification adjustments	(22,706)	172	-	(4)	(22,538)
Reclassification amount to net income	-	-	-	475(1)	475
Net current-period other comprehensive income	(22,706)	172	-	471	(22,063)
Balance at March 31, 2013	$(23,587)	$(44)	$(2,974)	$(6,486)	$(33,091)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan (“1995 Plan”) and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $7,667,000 for the three months ended March 31, 2014 and $10,508,000 for the same period in 2013.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$50,022	$55,058

Denominator for basic earnings per
share - weighted average shares	289,606	260,036
Effect of dilutive securities:
Employee stock options	148	-
Non-vested restricted shares	540	-
Convertible senior unsecured notes	623	-
Dilutive potential common shares	1,311	-
Denominator for diluted earnings per
share - adjusted weighted average shares	290,917	260,036

Basic earnings per share	$0.17	$0.21
Diluted earnings per share	$0.17	$0.21

The diluted earnings per share calculations exclude the dilutive effect of 215,000 stock options for the three months ended March 31, 2014 because the exercise prices were higher than the average market price. The diluted earnings per share calculation for the three months ended 2013 excludes the dilutive effect of all common stock equivalents as they are anti-dilutive due to the loss from continuing operations.  The Series I Cumulative Convertible Perpetual Preferred Stock was not included in the calculations as the effect of conversions into common stock was anti-dilutive.

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale Equity Investments — Available-for-sale equity investments are recorded at their fair value based on Level 1 publicly available trading prices.

Borrowings Under Unsecured Line of Credit Arrangements — The carrying amount of the unsecured line of credit arrangements approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes — The fair value of the fixed rate senior unsecured notes payable was estimated based on Level 1 publicly available trading prices. The carrying amount of variable rate senior unsecured notes payable approximates fair value because the borrowings are interest rate adjustable.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$154,320	$157,006	$146,987	$148,088
Other real estate loans receivable	197,081	201,123	185,159	188,920
Available-for-sale equity investments	1,760	1,760	1,211	1,211
Cash and cash equivalents	185,928	185,928	158,780	158,780
Foreign currency forward contracts	17,130	17,130	-	-
Interest rate swap agreements	25	25	38	38

Financial liabilities:
Borrowings under unsecured line of credit arrangements	$562,000	$562,000	$130,000	$130,000
Senior unsecured notes	7,377,789	7,987,921	7,379,308	7,743,730
Secured debt	2,917,314	3,030,057	3,058,248	3,168,775
Foreign currency forward contracts	13,440	13,440	11,637	11,637

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of March 31, 2014
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$1,760	$1,760	$-	$-
Interest rate swap agreements, net(2)	25	-	25	-
Foreign currency forward contracts, net(2)	3,690	-	3,690	-
Totals	$5,475	$1,760	$3,715	$-

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

     Summary information for the reportable segments for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

Three Months Ended March 31, 2014:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$214,828	$-	$121,627	$-	$336,455
Resident fees and services	-	456,265	-	-	456,265
Interest income	5,439	-	3,155	-	8,594
Other income	121	54	303	15	493
Total revenues	220,388	456,319	125,085	15	801,807

Property operating expenses	-	(308,184)	(33,247)	-	(341,431)
Net operating income from continuing operations	220,388	148,135	91,838	15	460,376

Reconciling items:
Interest expense	(8,890)	(27,479)	(9,608)	(74,856)	(120,833)
Depreciation and amortization	(61,404)	(129,162)	(42,752)	-	(233,318)
General and administrative	-	-	-	(32,865)	(32,865)
Transaction costs	(275)	(630)	(47)	-	(952)
(Loss) gain on extinguishment of debt, net	-	148	-	-	148
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$149,819	$(8,988)	$39,431	$(107,706)	$72,556

Total assets	$9,407,112	$9,081,864	$4,670,775	$51,291	$23,211,042

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$183,296	$-	$109,347	$-	$292,643
Resident fees and services	-	327,324	-	-	327,324
Interest income	5,844	757	2,456	-	9,057
Other income	209	-	410	81	700
Total revenues	189,349	328,081	112,213	81	629,724

Property operating expenses	-	(224,503)	(28,320)	-	(252,823)
Net operating income from continuing operations	189,349	103,578	83,893	81	376,901

Reconciling items:
Interest expense	(5,805)	(19,070)	(8,861)	(75,102)	(108,838)
(Loss) gain on derivatives, net	-	(2,309)	-	-	(2,309)
Depreciation and amortization	(54,950)	(89,875)	(39,863)	-	(184,688)
General and administrative	-	-	-	(27,179)	(27,179)
Transaction costs	(494)	(65,325)	(161)	-	(65,980)
(Loss) gain on extinguishment of debt, net	-	308	-	-	308
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$128,100	$(72,693)	$35,008	$(102,200)	$(11,785)

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
Revenues:	Amount	%	Amount	%
United States	$675,099	84.2%	$569,321	90.4%
International	126,708	15.8%	60,403	9.6%
Total	$801,807	100.0%	$629,724	100.0%

	As of
	March 31, 2014		December 31, 2013
Assets:	Amount	%	Amount	%
United States	$20,113,340	86.7%	$19,759,945	85.6%
International	3,097,702	13.3%	3,324,012	14.4%
Total	$23,211,042	100.0%	$23,083,957	100.0%

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ( “RIDEA”), for taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.”  A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the unaudited consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

     Our consolidated provision for income taxes for the three months ended March 31, 2014 and 2013 was $2,260,000 and $2,763,000, respectively.  Income tax expense reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.  Net deferred tax liabilities with respect to our TRS entities totaled $19,808,000 and $19,748,000 as of March 31, 2014 and December 31, 2013, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets.

     Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2010 and subsequent years and by state taxing authorities for the year ended December 31, 2009 and subsequent years.  We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our Chartwell investment in May 2012 related to entities acquired or formed in connection with the investments, and by HM Revenue & Customs for periods subsequent to our Sunrise-related United Kingdom acquisitions beginning in August 2012 related to entities acquired or formed in connection with the acquisitions.

      We apply the rules under ASC 740-10 “Accounting for Uncertainty in Income Taxes” for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our estimate of the ultimate tax benefit to be sustained if audited by the relevant taxing authority.

      The balance of our unrecognized tax benefits as of March 31, 2014 and December 31, 2013 was $6,413,000.  As of March 31, 2014, $5,896,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis HealthCare Corporation transaction (“Genesis Acquisition”) and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset is recorded in receivables and other assets on the consolidated balance sheet.  Such indemnification asset is reviewed for collectability periodically.  Unrecognized tax benefits, as currently accrued for, have an immaterial impact on the effective tax rate to the extent that they would be recognized.  The uncertain tax positions associated with the Genesis Acquisition are expected to expire given the current statute of limitations for those positions during 2014.  Interest and penalties totaled $40,000 and $100,000, respectively, for the three months ended March 31, 2014, and are included in income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2014 Key Performance Indicators, Trends and Uncertainties Corporate Governance	26 26 27 27 28 30

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	30 31 31 32

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Seniors Housing Operating Medical Facilities Non-Segment/Corporate	33 34 36 37 40

NON-GAAP FINANCIAL MEASURES & OTHER DISCLOSURES

FFO Reconciliations EBITDA and Adjusted EBITDA Reconciliations NOI and SSCNOI Reconciliations	42 42 44
Health Care Reimbursements and Other Related Laws	45
Critical Accounting Policies Cautionary Statement Regarding Forward-Looking Statements	47 48

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2013, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  References herein to “we,” “us,” “our,” or the “company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our consolidated portfolio as of March 31, 2014 (dollars in thousands):

		Percentage of	Number of
Type of Property	Investments(1)	Investments	Properties
Seniors housing triple-net	$8,933,423	41.4%	622
Seniors housing operating	8,333,226	38.5%	280
Medical facilities	4,350,650	20.1%	243
Totals	$21,617,299	100.0%	1,145

(1) Excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the amount.

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

     For the three months ended March 31, 2014, rental income and resident fees and services represented 42% and 57%, respectively,

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured line of credit arrangement. At March 31, 2014, we had $185,928,000 of cash and cash equivalents, $67,797,000 of restricted cash and $1,688,000,000 of available borrowing capacity under our primary unsecured line of credit arrangement.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  For the year ended December 31, 2013, we raised over $3.7 billion in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our line of credit, supported $5.7 billion in gross new investments during 2013 and $542 million during the three months ended March 31, 2014.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2014

     Capital.  For the three months ended March 31, 2014, we raised $63,703,000 through our dividend reinvestment program.

     Investments.  We completed $542,206,000 of gross investments, including 29% from existing relationships, during the three months ended March 31, 2014. The following summarizes our acquisitions and joint venture investments during that period (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing triple-net	2	$34,650	8.7%	$33,443
Seniors housing operating	11	408,050	6.0%	237,332
Total acquisitions/JVs	13	$442,700	6.2%	$270,775

(1) Represents stated purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected income to be received in cash divided by investment amounts.
(3) Represents amounts recorded on our books including fair value adjustments pursuant to U.S. GAAP. See Notes 3, 6 and 7 to our unaudited consolidated financial statements for additional information.

     Dispositions.  We completed $500,000 of dispositions related to one loan payoff during the three months ended March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Dividends. Our Board of Directors increased the annual cash dividend to $3.18 per common share ($0.795 per share quarterly), as compared to $3.06 per common share for 2013, beginning in February 2014.  The dividend declared for the quarter ended March 31, 2014 represents the 172nd consecutive quarterly dividend payment.

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

     Operating Performance. We believe that net income attributable to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”), net operating income from continuing operations (“NOI”) and same store cash NOI (“SSCNOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO, NOI and SSCNOI. These earnings measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2013	2014

Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022
Funds from operations	170,878	230,666	258,263	265,077	288,803
Net operating income from continuing operations	376,901	400,569	441,792	454,468	460,376
Same store cash net operating income	310,390	314,234	316,266	319,323	322,669

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.21	$(0.03)	$0.07	$0.04	$0.17
Funds from operations	0.65	0.83	0.90	0.92	0.99

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31,	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2013	2014
Asset mix:
Real property	91%	92%	95%	95%	95%
Real estate loans receivable	1%	1%	1%	1%	2%
Investments in unconsolidated entities	8%	7%	4%	4%	3%

Investment mix:(1)
Seniors housing triple-net	43%	40%	41%	41%	41%
Seniors housing operating	35%	39%	39%	39%	39%
Medical facilities	22%	21%	20%	20%	20%

Relationship mix:(1)
Sunrise Senior Living	14%	13%	19%	19%	19%
Genesis HealthCare	14%	13%	12%	12%	12%
Revera		6%	6%	5%	5%
Benchmark Senior Living	4%		4%	4%	4%
Belmont Village	5%	4%	4%	4%	4%
Merrill Gardens	6%	5%
Remaining relationships	57%	59%	55%	56%	56%

Geographic mix:(1)
California	9%	8%	10%	10%	10%
New Jersey	8%	8%	8%	8%	8%
England	8%	7%	8%	8%	8%
Texas	8%	8%	7%	7%	7%
Florida	6%	5%	5%	5%	5%
Remaining geographic areas	61%	64%	62%	62%	62%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the amount.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2013	2013	2013	2013	2014

Debt to book capitalization ratio	49%	44%	47%	48%	48%
Debt to undepreciated book
capitalization ratio	45%	41%	43%	43%	43%
Debt to market capitalization ratio	34%	32%	35%	39%	37%

Interest coverage ratio	3.42x	2.88x	3.32x	3.23x	3.24x
Fixed charge coverage ratio	2.72x	2.27x	2.62x	2.56x	2.56x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2014 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Expiration Year
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Thereafter

Seniors housing triple-net:
Properties	8	-	-	34	51	-	10	23	42	2	428
Base rent(1)	$7,116	$-	$-	$15,743	$37,398	$-	$13,356	$35,376	$40,695	$5,760	$707,542
% of base rent	0.8%	0.0%	0.0%	1.8%	4.3%	0.0%	1.5%	4.1%	4.7%	0.7%	82.0%
Units	1,060	-	-	1,603	3,151	-	912	3,587	5,463	383	48,025
% of Units	1.7%	0.0%	0.0%	2.5%	4.9%	0.0%	1.4%	5.6%	8.5%	0.6%	74.8%

Hospitals:
Properties	-	-	-	-	-	-	-	-	-	1	30
Base rent(1)	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1,979	$88,690
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	2.2%	97.8%
Beds	-	-	-	-	-	-	-	-	-	60	1,072
% of Beds	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	5.3%	94.7%

Medical office buildings:
Square feet	465,971	632,337	776,593	1,151,313	849,075	874,693	855,930	925,023	1,967,271	902,572	3,096,184
Base rent(1)	$9,127	$14,713	$16,690	$27,419	$20,021	$20,469	$20,551	$22,546	$40,148	$22,119	$80,174
% of base rent	3.1%	5.0%	5.7%	9.3%	6.8%	7.0%	7.0%	7.7%	13.7%	7.5%	27.3%
Leases	147	185	177	218	176	139	91	105	135	58	143
% of Leases	9.3%	11.8%	11.2%	13.9%	11.2%	8.8%	5.8%	6.7%	8.6%	3.7%	9.1%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31, 2014	March 31, 2013	$	%

Cash and cash equivalents at beginning of period	$158,780	$1,033,764	$(874,984)	-85%
Cash provided from (used in):
Operating activities	258,661	199,808	58,853	29%
Investing activities	(351,391)	(1,968,703)	1,617,312	-82%
Financing activities	119,597	1,004,416	(884,819)	-88%
Effect of foreign currency translation on cash and cash equivalents	281	557	(276)	-50%
Cash and cash equivalents at end of period	$185,928	$269,842	$(83,914)	-31%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the three months ended March 31, 2014, cash flow provided from operations exceeded cash distributions to stockholders.  For the three months ended March 31, 2013, cash distributions to stockholders exceeded cash flow provided from operations.  The source of funds for these excess distributions was available cash on-hand, which was $1,033,764,000 at December 31, 2012 and $269,842,000 at March 31, 2013.

     Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions in 2014” and Notes 3, 6 and 7 of our unaudited consolidated financial statements.  The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
New development	$52,717	$40,053	$12,664	32%
Recurring capital expenditures, tenant improvements and lease commissions	12,392	11,885	508	4%
Renovations, redevelopments and other capital improvements	15,014	12,244	2,769	23%
Total	$80,123	$64,182	$15,941	25%

    The change in new development is primarily due to new construction starts.  Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.  Generally, these expenditures have increased as a result of acquisitions, primarily in our seniors housing operating segment.

      Financing Activities.  The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/conversion of common and preferred stock and dividend payments. Please refer to Notes 9, 10 and 13 of our unaudited consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At March 31, 2014, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At March 31, 2014, we had five outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of March 31, 2014 (in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Unsecured line of credit arrangements	$562,000	$-	$-	$562,000	$-
Senior unsecured notes(1)	7,418,374	-	1,676,142	900,000	4,842,232
Secured debt(1)	3,455,857	234,507	1,101,468	846,540	1,273,342
Contractual interest obligations	4,114,651	374,586	898,849	677,466	2,163,750
Capital lease obligations	115,770	4,044	17,889	9,411	84,426
Operating lease obligations	878,401	10,824	28,227	28,510	810,840
Purchase obligations	290,779	14,193	276,586	-	-
Other long-term liabilities	7,673	-	-	3,069	4,604
Total contractual obligations	$16,843,505	$638,154	$3,999,161	$3,026,996	$9,179,194

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.

     At March 31, 2014, we had an unsecured line of credit arrangement with an aggregate commitment amount of $2,250,000,000.  See Note 9 to our unaudited consolidated financial statements for additional information.   Total contractual interest obligations on this arrangement totaled $22,424,000 at March 31, 2014, using interest rates in place at that date.

     We have $5,775,107,000 of senior unsecured notes principal outstanding with annual fixed interest rates ranging from 2.25% to 6.5%, payable semi-annually. A total of $275,107,000 of our senior unsecured notes are convertible notes that also contain put features.  In addition, we have £550,000,000 (approximately $917,125,000 based on the Sterling/U.S. Dollar exchange rate on March 31, 2014) of 4.8% senior unsecured notes due 2028. We have a $250,000,000 Canadian denominated unsecured term loan (approximately $226,142,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2014).  The loan matures on July 27, 2015 with an option to extend for an additional year at our discretion. We also have a $500,000,000 unsecured term loan that matures on March 16, 2016 and can be extended for two additional years at our option.  See Note 10 to our unaudited consolidated financial statements for more information.  Total contractual interest obligations on all senior unsecured notes and term loans totaled $3,181,367,000 at March 31, 2014, using interest rates and foreign currency translation rates in place at that date.

     We have consolidated secured debt with total outstanding principal of $2,875,957,000, collateralized by owned properties, with fixed annual interest rates ranging from 1.0% to 8.0%, payable monthly. The carrying values of the properties securing the debt totaled $5,976,759,000 at March 31, 2014. Total contractual interest obligations on consolidated secured debt totaled $822,498,000 at March 31, 2014.  Additionally, our share of non-recourse debt associated with unconsolidated entities (as reflected in the contractual obligations table above) is $579,900,000 at March 31, 2014.  Our share of contractual interest obligations on our unconsolidated entities’ secured debt is $88,362,000 at March 31, 2014, using interest rates and foreign currency translation rates in place at that date.

     At March 31, 2014, we had operating lease obligations of $878,401,000 relating primarily to ground leases at certain of our properties and office space leases and capital lease obligations of $115,770,000 relating to certain leased investment properties that contain bargain purchase options.

    Purchase obligations include unfunded construction commitments and contingent purchase obligations. At March 31, 2014, we had outstanding construction financings of $144,516,000 for leased properties and were committed to providing additional financing of approximately $224,139,000 to complete construction. At March 31, 2014, we had contingent purchase obligations totaling $66,640,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Upon funding, amounts due from the tenant are increased to reflect the additional investment in the property.

     Other long-term liabilities relate to our Supplemental Executive Retirement Plan, which is discussed in Note 19 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2014, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of March 31, 2014 is as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Per Agreement
	Unsecured Line of Credit(1)	Senior Unsecured Notes	Actual at
Covenant			March 31, 2014
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	48%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	13%
Total Indebtedness to Total Assets maximum	n/a	60%	47%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	43%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	3.24x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	2.56x

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of April 30, 2014, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of April 30, 2014, 5,962,348 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of April 30, 2014, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangements.

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

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	Amount	%
Net income (loss) attributable to common stockholders	$50,022	$55,058	$(5,036)	-9%
Funds from operations	288,803	170,878	117,925	69%
EBITDA	421,734	372,418	49,316	13%
Net operating income from continuing operations (NOI)	460,376	376,901	83,475	22%
Same store cash NOI	322,669	310,390	12,279	4%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.17	$0.21	$(0.04)	-19%
Funds from operations	0.99	$0.65	$0.34	52%

Interest coverage ratio	3.24x	3.42x	-0.18x	-5%
Fixed charge coverage ratio	2.56x	2.72x	-0.16x	-6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
SSCNOI(1)	$178,156	172,689	$5,467	3%
Non-cash NOI attributable to same store properties(1)	9,408	10,836	(1,428)	-13%
NOI attributable to non same store properties(2)	32,824	5,824	27,000	464%
NOI	$220,388	$189,349	$31,039	16%

(1) Change is due to increases in cash and non-cash revenues (described below) related to 530 same store properties.

(2) Change is primarily due to the acquisition of 34 properties, the conversion of 13 construction projects into revenue-generating properties subsequent to January 1, 2013 and the transition of 38 properties from our seniors housing operating segment on September 1, 2013.

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
Revenues:
Rental income	$214,828	$183,296	$31,532	17%
Interest income	5,439	5,844	(405)	-7%
Other income	121	209	(88)	-42%
Net operating income from continuing operations (NOI)	220,388	189,349	31,039	16%
Expenses:
Interest expense	8,890	5,805	3,085	53%
Depreciation and amortization	61,404	54,950	6,454	12%
Transaction costs	275	494	(219)	-44%
	70,569	61,249	9,320	15%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	149,819	128,100	21,719	17%
Income tax benefit (expense)	(355)	(762)	407	-53%
Income (loss) from unconsolidated entities	1,382	1,290	92	7%
Income from continuing operations	150,846	128,628	22,218	17%
Discontinued operations:
Gain (loss) on sales of properties, net	-	80,701	(80,701)	-100%
Income (loss) from discontinued operations, net	460	535	(75)	-14%
Discontinued operations, net	460	81,236	(80,776)	-99%
Net income	151,306	209,864	(58,558)	-28%
Less: Net income (loss) attributable to noncontrolling interests	488	369	119	32%
Net income attributable to common stockholders	$150,818	$209,495	$(58,677)	-28%

     The increase in rental income is primarily attributable to the acquisitions of new properties, 38 properties transitioned from the seniors housing operating segment and the conversion of newly constructed seniors housing triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

three months ended March 31, 2014, we had no lease renewals but we had 18 leases with rental rate increasers ranging from 0.11% to 0.76% in our seniors housing triple-net portfolio.

    During the quarter ended March 31, 2014, we completed one seniors housing triple-net construction project representing $8,481,000 or $188,466 per bed/unit plus expansion projects totaling $921,000.  The following is a summary of our seniors housing triple-net construction projects, excluding expansions, pending as of March 31, 2014 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Moorestown, NJ	124	$31,500	$27,054	3Q14
Gambrills, MD	110	19,700	17,889	3Q14
Burleson, TX	106	13,900	9,013	3Q14
Upper Providence, PA	96	29,030	8,542	4Q14
Mahwah, NJ	96	29,045	4,253	1Q15
Frederick, MD	130	19,000	8,837	1Q15
Piscataway, NJ	124	30,600	12,273	2Q15
Haddonfield, NJ	52	18,815	4,289	2Q15
Derby, England	74	12,311	2,664	3Q15
Total	912	$203,901	$94,814

     Interest expense for the three months ended March 31, 2014 and 2013 represents $9,013,000 and $6,827,000, respectively, of secured debt interest expense, which is offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our seniors housing triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$587,136	5.394%	$218,741	5.393%
Principal payments	(2,773)	5.897%	(1,149)	5.536%
Ending balance	$584,363	5.391%	$217,592	5.392%

Monthly averages	$585,355	5.391%	$217,994	5.392%

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

     Transaction costs represent costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, the termination of pre-existing relationships and lease termination expenses and other similar costs.  The change in transaction costs is primarily due to lower transaction volume.

     Changes in gains on sales of properties are related to property sales, which totaled zero and 11 for the three months ended March 31, 2014 and 2013, respectively.  The table below illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at January 1, 2014 as discontinued operations for the periods presented (in thousands).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,
	2014	2013

Rental income	$583	$2,884
Expenses:
Interest expense	123	1,022
Provision for depreciation	-	1,327
Income from discontinued operations, net	$460	$535

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
SSCNOI(1)	$65,858	$60,065	$5,793	10%
NOI attributable to non same store properties(2)	82,277	43,513	38,764	89%
NOI	$148,135	$103,578	$44,557	43%

(1) Change is due to increases in revenues (described below) related to 116 same store properties.
(2) Change is primarily due to the acquisition of 164 properties subsequent to January 1, 2013 and the transition of 38 properties to our seniors housing triple-net segment on September 1, 2013.

The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
Revenues:
Resident fees and services	$456,265	$327,324	$128,941	39%
Interest income	-	757	(757)	n/a
Other income	54	-	54	n/a
	456,319	328,081	128,238	39%
Property operating expenses	308,184	224,503	83,681	37%
Net operating income from continuing operations (NOI)	148,135	103,578	44,557	43%
Other expenses:
Interest expense	27,479	19,070	8,409	44%
Loss (gain) on derivatives, net	0	2,309	(2,309)	-100%
Depreciation and amortization	129,162	89,875	39,287	44%
Transaction costs	630	65,325	(64,695)	-99%
Loss (gain) on extinguishment of debt, net	(148)	(308)	160	-52%
	157,123	176,271	(19,148)	-11%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	(8,988)	(72,693)	63,705	-88%
Income tax expense	(1,643)	(1,729)	86	-5%
Income (loss) from unconsolidated entities	(7,961)	(1,548)	(6,413)	414%
Net income (loss)	(18,592)	(75,970)	57,378	-76%
Less: Net income (loss) attributable to noncontrolling interests	(1,821)	(274)	(1,547)	565%
Net income (loss) attributable to common stockholders	$(16,771)	$(75,696)	$58,925	-78%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to March 31, 2013, offset by the transition of 38 properties to seniors housing triple-net on September 1, 2013. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Loss from unconsolidated entities during the three month periods ended March 31, 2014 and 2013 is primarily attributable to depreciation and amortization of short-lived intangible assets related to our joint ventures described in Note 7 to our unaudited consolidated financial statements. Interest income relates to the Sunrise loan that was acquired upon merger consummation on January 9, 2013.

      Interest expense represents secured debt interest expense as well as interest expense related to our $250,000,000 Canadian-denominated unsecured term loan and our £550,000,000 Sterling-denominated senior unsecured notes.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,714,714	4.622%	1,369,526	4.874%
Debt issued	10,690	3.544%	-	0.000%
Debt assumed	-	0.000%	132,680	5.492%
Debt extinguished	(73,218)	5.883%	(7,807)	7.430%
Foreign currency	(15,905)	3.862%	6	5.624%
Principal payments	(8,513)	4.454%	(5,986)	5.034%
Ending balance	$1,627,768	4.529%	$1,488,419	4.925%

Monthly averages	$1,687,910	4.596%	1,460,933	4.921%

     The change in net derivative gains is due to foreign currency hedges relating to our international investments which are described in Note 11 to our unaudited consolidated financial statements.

    The decrease in transaction costs is primarily due to costs associated with the Sunrise merger transaction in the prior year. The majority of our seniors housing operating properties are formed through partnership interests. Net income attributable to noncontrolling interests for the three month periods ended March 31, 2014 and 2013 represents our partners’ share of net income (loss) related to those properties.

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
SSCNOI(1)	$78,655	77,636	$1,019	1%
Non-cash NOI attributable to same store properties(1)	1,441	2,587	(1,146)	-44%
NOI attributable to non same store properties(2)	11,742	3,670	8,072	220%
NOI	$91,838	$83,893	$7,945	9%

(1) Change is due to increases in cash and decreases in non-cash revenues (described below) related to 204 same store properties.
(2) Change is primarily due to acquisitions of 13 properties and conversions of construction projects into nine revenue-generating properties subsequent to January 1, 2013.

     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
Revenues:
Rental income	$121,627	$109,347	$12,280	11%
Interest income	3,155	2,456	699	28%
Other income	303	410	(107)	-26%
	125,085	112,213	12,872	11%
Property operating expenses	33,247	28,320	4,927	17%
Net operating income from continuing operations (NOI)	91,838	83,893	7,945	9%
Other expenses:
Interest expense	9,608	8,861	747	8%
Depreciation and amortization	42,752	39,863	2,889	7%
Transaction costs	47	161	(114)	-71%
	52,407	48,885	3,522	7%
Income from continuing operations before income taxes and income from unconsolidated entities	39,431	35,008	4,423	13%
Income tax expense	(262)	(272)	10	-4%
Income from unconsolidated entities	1,023	2,520	(1,497)	-59%
Income from continuing operations	40,192	37,256	2,936	8%
Discontinued operations:
Gain (loss) on sales of properties, net	-	1,791	(1,791)	-100%
Income (loss) from discontinued operations, net	-	1,058	(1,058)	-100%
Discontinued operations, net	-	2,849	(2,849)	-100%
Net income (loss)	40,192	40,107	85	0%
Less: Net income (loss) attributable to noncontrolling interests	157	44	113	257%
Net income (loss) attributable to common stockholders	$40,035	$40,063	$(28)	0%

     The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2014, our consolidated medical office building portfolio signed 48,393 square feet of new leases and 90,095 square feet of renewals.  The weighted-average term of these leases was five years, with a rate of $21.81 per square foot and tenant improvement and lease commission costs of $19.56 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 4%.  For the three months ended March 31, 2014, we had no lease renewals and no rental rate increasers in our hospital portfolio.

    During the quarter ended March 31, 2014, we completed two medical office building construction projects representing $42,799,000 or $220 per square foot plus one hospital expansion project totaling $4,951,000.  The following is a summary of the medical facilities construction projects, excluding expansions, pending as of March 31, 2014 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Clear Lake, TX	54,713	$14,750	$7,615	3Q14
Burnsville, MN	123,857	36,087	17,429	3Q14
Humble, TX	36,475	10,885	3,540	3Q14
Bettendorf, IA	40,493	7,561	1,551	4Q14
Houston, TX	51,057	17,600	1,108	1Q15
Shenandoah, TX	80,085	24,558	6,799	1Q15
Total	386,680	$111,441	$38,042

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Total interest expense for the three months ended March 31, 2014 and 2013 represents $9,608,000 and $9,735,000, respectively, of secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facility secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2014		March 31, 2013
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$700,427	5.999%	$713,720	5.950%
Debt extinguished	(40,866)	5.463%	-	0.000%
Principal payments	(3,865)	5.976%	(3,897)	6.023%
Ending balance	$655,696	6.036%	$709,823	5.950%

Monthly averages	$679,495	5.889%	$711,826	5.950%

     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.  The change in transaction costs is due primarily to lower transaction volume in the current year.  Income from unconsolidated entities includes our share of net income related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company.  See Note 7 to our unaudited consolidated financial statements for additional information.

     Changes in gains/losses on sales of properties is related to property sales, which totaled zero and six for the three months ended March 31, 2014, and 2013, respectively.  The table below illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at January 1, 2014 as discontinued operations for the periods presented (in thousands).

	Three Months Ended
	March 31,
	2014	2013

Rental income	$-	$3,904
Expenses:
Interest expense	-	874
Property operating expenses	-	865
Provision for depreciation	-	1,107
Income (loss) from discontinued operations, net	$-	$1,058

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
Revenues:
Other income	$15	$81	$(66)	-81%
Expenses:
Interest expense	74,856	75,102	(246)	0%
General and administrative	32,865	27,179	5,686	21%
	107,721	102,281	5,440	5%
Loss from continuing operations	(107,706)	(102,200)	(5,506)	5%
Less: Preferred stock dividends	16,353	16,602	(249)	-1%
Net loss attributable to common stockholders	$(124,059)	$(118,802)	$(5,257)	4%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.  The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2014	2013	$	%
Senior unsecured notes	$70,702	$72,180	$(1,478)	-2%
Secured debt	104	109	(5)	-4%
Unsecured lines of credit	2,301	4,521	(2,220)	-49%
Capitalized interest	(1,553)	(1,606)	53	-3%
Swap loss (savings)	(4)	(4)	-	0%
Loan expense	3,306	(98)	3,404	n/a
Totals	$74,856	$75,102	$(246)	0%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, excluding our $250,000,000 Canadian-denominated unsecured term loan and our £550,000,000 Sterling-denominated senior unsecured notes, both of which are in our seniors housing operating segment.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  Please see Note 11 to our unaudited consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the unsecured line of credit arrangements is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Notes 9 and 10 of our unaudited consolidated financial statements for additional information regarding our long-term debt arrangements.

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended March 31, 2014 and 2013 were 4.10% and 4.46%, respectively.  The increase in general and administrative expenses is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The decline in percent of revenue is primarily related to the increasing revenue base as a result of our acquisitions.  The changes in preferred stock dividends are primarily attributable to the effect of conversions.  Please see Note 13 to our consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Financial Measures

     We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO, NOI and EBITDA to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income attributable to common stockholders, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2013.  Any properties acquired, developed, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliations:	2013	2013	2013	2013	2014
Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022
Depreciation and amortization	187,122	200,477	242,981	243,380	233,318
Loss (gain) on sales of properties, net	(82,492)	29,997	(4,707)	8,064	0
Noncontrolling interests	(5,793)	(7,821)	(12,328)	(10,362)	(10,520)
Unconsolidated entities	16,983	16,521	11,626	12,522	15,983
Funds from operations	$170,878	$230,666	$258,263	$265,077	$288,803

Average common shares outstanding:
Basic	260,036	273,091	286,020	288,133	289,606
Diluted	262,525	276,481	288,029	289,677	290,917

Per share data:
Net income attributable to
common stockholders
Basic	$0.21	$(0.03)	$0.07	$0.04	$0.17
Diluted	0.21	(0.03)	0.07	0.04	0.17

Funds from operations
Basic	$0.66	$0.84	$0.90	$0.92	$1.00
Diluted	0.65	0.83	0.90	0.92	0.99

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
EBITDA Reconciliations:	2013	2013	2013	2013	2014
Net income	$71,799	$7,181	$33,605	$25,696	$65,200
Interest expense	110,734	110,844	116,542	124,485	120,956
Income tax expense (benefit)	2,763	1,215	3,077	435	2,260
Depreciation and amortization	187,122	200,477	242,981	243,380	233,318
EBITDA	$372,418	$319,717	$396,205	$393,996	$421,734

Interest Coverage Ratio:
Interest expense	$110,734	$110,844	$116,542	$124,485	$120,956
Non-cash interest expense	(3,494)	(1,237)	951	(264)	(330)
Capitalized interest	1,606	1,386	1,706	2,003	1,605
Total interest	108,846	110,993	119,199	126,224	122,231
EBITDA	$372,418	$319,717	$396,205	$393,996	$421,734
Interest coverage ratio	3.42x	2.88x	3.32x	3.12x	3.45x

Fixed Charge Coverage Ratio:
Total interest	$108,846	$110,993	$119,199	$126,125	$122,230
Secured debt principal payments	11,432	13,277	15,297	16,132	15,455
Preferred dividends	16,602	16,602	16,602	16,531	16,353
Total fixed charges	136,880	140,872	151,098	158,788	154,038
EBITDA	$372,418	$319,717	$396,205	$403,100	$421,734
Fixed charge coverage ratio	2.72x	2.27x	2.62x	2.54x	2.74x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,
Reconciliations:	2013	2013	2013	2013	2014
Net income	$309,183	$239,491	$219,590	$138,280	$131,682
Interest expense	400,312	414,394	434,693	462,606	472,827
Income tax expense (benefit)	8,904	8,672	10,913	7,491	6,987
Depreciation and amortization	593,285	660,799	770,922	873,960	920,156
Stock-based compensation expense	17,728	17,607	18,971	20,177	17,336
Provision for loan losses	27,008	27,008	2,110	2,110	2,110
Loss (gain) on extinguishment of debt, net	(1,083)	(1,659)	(5,942)	(909)	(749)
Adjusted EBITDA	$1,355,337	$1,366,312	$1,451,257	$1,503,715	$1,550,349

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$400,312	$414,394	$434,693	$462,606	$472,827
Capitalized interest	8,964	8,211	7,362	6,700	6,700
Non-cash interest expense	(11,196)	(9,584)	(6,392)	(4,044)	(880)
Total interest	398,080	413,021	435,663	465,262	478,647
Adjusted EBITDA	$1,355,337	$1,366,312	$1,449,147	$1,503,715	$1,550,349
Adjusted interest coverage ratio	3.40x	3.31x	3.33x	3.23x	3.24x

Total interest	$398,080	$413,021	$435,663	$465,262	$478,647
Secured debt principal payments	41,457	45,167	50,323	56,318	60,341
Preferred dividends	66,525	66,408	66,408	66,336	66,088
Total fixed charges	506,062	524,596	552,394	587,916	605,076
Adjusted EBITDA	$1,355,337	$1,366,312	$1,451,257	$1,503,715	$1,550,349
Adjusted fixed charge coverage ratio	2.68x	2.60x	2.63x	2.56x	2.56x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliations:	2013	2013	2013	2013	2014
Total revenues:
Seniors housing triple-net	$189,349	$193,145	$203,764	$217,410	$220,388
Seniors housing operating	328,081	370,995	466,294	452,030	456,319
Medical facilities	112,213	114,224	113,622	119,119	125,085
Non-segment/corporate	81	164	32	20	15
Total revenues	629,724	678,528	783,712	788,579	801,807
Property operating expenses:
Seniors housing operating	224,503	248,972	311,575	304,189	308,184
Medical facilities	28,320	28,987	30,345	29,922	33,247
Total property operating expenses	252,823	277,959	341,920	334,111	341,431
Net operating income:
Seniors housing triple-net	189,349	193,145	203,764	217,410	220,388
Seniors housing operating	103,578	122,023	154,719	147,841	148,135
Medical facilities	83,893	85,237	83,277	89,197	91,838
Non-segment/corporate	81	164	32	20	15
Net operating income from continuing operations (NOI)	376,901	400,569	441,792	454,468	460,376
Reconciling items:
Interest expense	(108,838)	(109,465)	(115,792)	(124,265)	(120,833)
Loss (gain) on derivatives, net	(2,309)	2,716	(4,872)	(6)	-
Depreciation and amortization	(184,688)	(198,062)	(241,027)	(242,022)	(233,318)
General and administrative	(27,179)	(23,902)	(28,718)	(28,519)	(32,865)
Transaction costs	(65,980)	(28,136)	(23,591)	(15,693)	(952)
Loss (gain) on extinguishment of debt, net	308	-	4,068	(3,467)	148
Provision for loan losses	-	-	-	(2,110)	-
Income tax benefit (expense)	(2,763)	(1,215)	(3,077)	(435)	(2,260)
Income (loss) from unconsolidated entities	2,262	(5,461)	(331)	(4,659)	(5,556)
Income (loss) from discontinued operations, net	84,085	(29,863)	5,153	(7,596)	460
Preferred dividends	(16,602)	(16,602)	(16,602)	(16,531)	(16,353)
Loss (income) attributable to noncontrolling interests	(139)	913	3,688	2,308	1,175
	(321,843)	(409,077)	(421,101)	(442,995)	(410,354)
Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,
Same Store Cash NOI Reconciliations:		2013	2013	2013	2013	2014
Net operating income from continuing operations:
Seniors housing triple-net		$189,349	$193,145	$203,764	$217,410	$220,388
Seniors housing operating		103,578	122,025	154,719	147,840	148,135
Medical facilities		83,893	85,237	83,278	89,197	91,838
Total		376,820	400,407	441,761	454,447	460,361
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(10,836)	(9,835)	(9,999)	(9,519)	(9,408)
NOI attributable to non same store properties		(5,825)	(9,530)	(18,182)	(31,195)	(32,825)
Subtotal		(16,660)	(19,365)	(28,182)	(40,714)	(42,232)
Seniors housing operating:
Non-cash NOI on same store properties		-	-	-	-	-
NOI attributable to non same store properties		(43,513)	(59,047)	(90,092)	(82,710)	(82,277)
Subtotal		(43,513)	(59,047)	(90,092)	(82,710)	(82,277)
Medical facilities:
Non-cash NOI on same store properties		(2,587)	(2,114)	(2,326)	(1,641)	(1,441)
NOI attributable to non same store properties		(3,671)	(5,647)	(4,895)	(10,059)	(11,742)
Subtotal		(6,257)	(7,761)	(7,221)	(11,700)	(13,183)
Same store cash net operating income:	Properties
Seniors housing triple-net	530	172,689	173,780	175,582	176,696	178,156
Seniors housing operating	116	60,065	62,978	64,627	65,130	65,858
Medical facilities	204	77,636	77,476	76,057	77,497	78,655
Total	850	$310,390	$314,234	$316,266	$319,323	$322,669

Same Store Cash NOI Property Reconciliation:
Total Properties	1,145
Acquisitions	(213)
Developments	(27)
Disposals / Held-for-sale	(3)
Segment transitions	(38)
Other(1)	(14)
Same store properties	850

(1) Includes nine land parcels and five loans.

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

Recent attention on skilled nursing billing practices and payments and ongoing government pressure to reduce spending by government health care programs could also result in lower payments to our operators.  The Department of Health and Human Services (“HHS”), Office of Inspector General (“OIG”) has released several reports focusing on skilled nursing facilities’ billing practices.  In the OIG’s March 2014 Compendium of Priority Recommendations, a report that highlights OIG’s previous recommendations for which corrective action has not been completed, the OIG cited its prior December 2010 and November 2012 reports addressing questionable billing practices by SNFs.  The OIG continues to recommend, among other things, monitoring overall Medicare payments to SNFs and adjusting rates as necessary, including monitoring of compliance with new therapy assessments, and following up on SNFs that billed in error or who have known questionable billing practices.

Additionally, OIG’s Work Plan for Fiscal Year 2014 includes several new agenda items that may impact our operators and tenants.  For example, OIG will (i) determine the impact of new inpatient admission criteria on hospital billing, Medicare payments, and beneficiary payments; (ii) describe SNF billing practices in select years and describe variation in billing among SNFs in those years; and (iii) review the extent to which hospices serve Medicare beneficiaries who reside in assisted living facilities.  The audits and investigations identified in the Work Plan provide insight into the OIG’s objectives for the coming year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 26, 2013, the Bipartisan Budget Act of 2013 (“Budget Act”) was enacted.  The Budget Act replaced scheduled cuts to the calendar year 2014 Medicare Physician Fee Schedule with a 0.5% increase for services provided through March 31, 2014.  The Budget Act also extended the 2% sequestration cuts for Medicare through 2023, and a bill signed by the President on February 15, 2014, further extended these cuts for an additional year, through fiscal year 2024.  The Budget Act included the Pathway for SGR Reform Act of 2013 (“SGR Reform”).  SGR Reform implemented several changes to the Medicare payment rules for long-term care hospitals (“LTCHs”).  For a discharge in cost reporting periods beginning on or after October 1, 2015, specified cases in LTCHs will receive the “applicable” site‐neutral payment rate. Specifically, payment rates will be blended for discharges in cost reporting periods beginning in fiscal year 2016 and fiscal year 2017, consisting of half of the site neutral payment rate and half of the payment rate that would otherwise apply, and then shift to all site‐neutral payments in fiscal year 2018.  Patients with a three‐day stay in an intensive care unit (“ICU”) prior to LTCH admission or ventilator patients with at least 96 hours are exempted from the lower site‐neutral payments if the discharge does not have a principal diagnosis relating to a psychiatric diagnosis or to rehabilitation.  Beginning in fiscal year 2020, LTCHs are to maintain at least 50% of patients that are excluded from the site-neutral payments.   SGR Reform also requires MedPAC to conduct a study and submit a report to Congress by June 30, 2019 that includes recommendations that address these changes to the LTCH payment policies.  Additionally, beginning in fiscal year 2016, calculation of length of stay requirements for LTCHs will exclude any patients for whom payment is made (i)  at the site-neutral payment rate and (ii) under  any Medicare Advantage plan.  SGR Reform also delayed implementation of the 25% rule for another three years, and the Secretary of HHS must issue a report in two years on the need for any further extension or modifications to the 25% rule.  Finally, SGR Reform reinstituted a moratorium on new LTCHs or any increase in LTCH beds from January 1, 2015 through September 30, 2017.

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“Access to Medicare Act”) was enacted.  The Access to Medicare Act extends the 0.5% update to the calendar year 2014 Medicare Physician Fee Schedule through December 31, 2014 and replaces it with a 0% update from January 1 through March 31, 2015.  The Access to Medicare Act also realigns the fiscal year 2024 Medicare sequestration amounts so that there will be a 4% sequester for the first six months and a 0% sequester for the second six months, instead of a 2% sequester for the full twelve-month period.  Additionally, the Access to Medicare Act extends the historical therapy cap waiver and exceptions process through March 31, 2015 and implements value-based purchasing for skilled nursing services.  Beginning in fiscal year 2019, 2% of skilled nursing payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to skilled nursing facilities through value-based payments.  Skilled nursing facilities will begin reporting a readmissions rate measure by October 1, 2015 and a resource use measure by October 1, 2016.  Both measures will be publicly available by October 1, 2017.

On March 4, 2014, the President released his proposed fiscal year 2015 budget, which includes legislative proposals that, taken together, are expected to reduce health care spending by an estimated $355.6 billion over ten years.  The proposals include, among others, proposals to reduce payments to inpatient rehabilitation facilities, long-term care hospitals, and SNFs.  Compared to the fiscal year 2014 budget, the fiscal year 2015 proposed budget estimates a net increase of $54.3 billion above the fiscal year 2014 level in mandatory and discretionary outlays for CMS.

On April 30, 2014, CMS released a proposed rule for the Medicare Inpatient Prospective Payment System (“IPPS”), which sets forth proposed acute care and long-term care hospital payment rate changes for the 2015 fiscal year.  Under the proposed rule, Medicare rates for acute care hospitals would increase by 1.3%, accounting for adjustments, such as the multifactor productivity adjustment.  If a hospital fails to submit quality data as required by the Hospital Inpatient Quality Reporting Program, it will be subject to a reduction of one-quarter of this update.  Hospitals that are not meaningful electronic health record (“EHR”) users will be subject to an additional reduction of one-quarter of the update in fiscal year 2015.  In combination with other proposed payment policies, such as an increase to 3% of the maximum reduction applicable under the Hospital Readmissions Reduction Program, CMS estimates that total Medicare spending on inpatient hospital services will decrease by approximately $241 million in fiscal year 2015.  CMS anticipates a net payment rate increase of 0.8%, from fiscal year 2014 rates, or $44 million, for LTCHs, accounting for adjustments.

On May 1, 2014, CMS released its proposed rule for the Prospective Payment System and Consolidated Billing for Skilled Nursing Facilities for fiscal year 2015.  As part of this rule, CMS proposes to apply a net 2.0% increase to Medicare payment rates, which takes into account a 0.4% productivity adjustment, and results in an aggregate increase of $750 million in payments to SNFs from fiscal year 2014.

On May 1, 2014, CMS issued a proposed rule outlining payment policies and rates for inpatient rehabilitation facilities for fiscal year 2015.  As part of this rule, CMS proposes to apply a net 2.1% increase to Medicare payment rates, accounting for adjustments, such as the multifactor productivity adjustment. CMS estimates that total Medicare spending on IRF services will increase by $160 million or approximately 2.2%.

Other Related Laws

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

United Kingdom

A Health and Social Care Bill is under discussion which, if adopted, would introduce certain provisions relating to care providers, including among others, provisions for the assessment of financial sustainability of a care provider and a new offense where a care provider makes available information which is false or misleading in a material respect.

Privacy

In the European Union (“EU”), data protection is governed by the EU Data Protection Directive 95/46/EC (the “Data Protection Directive”). The Data Protection Directive has been implemented in the UK by the Data Protection Act 1998 (the “Act”) which entered into force on March 2000 and is enforced by the Information Commissioner’s Office (“ICO”).

The Act applies to a data controller that processes personal data in the context of an establishment in the UK, or where not established in the UK, or any other State of the European Economic Area (“EEA”), processes personal data through equipment located in the UK other than for the purposes of transit through the UK. Under the Act, a data controller is the person who (either alone or jointly or in common with other persons) determines the purposes for which and the manner in which any personal data are, or are to be, processed. Personal data is widely defined as data which relates to a living individual who can be identified from those data, or from those data and other information which is in the possession of, or is likely to come into the possession of, the data controller. Sensitive personal data is personal data consisting of information as to the racial or ethnic origin of the data subject, his/her political opinions, religious beliefs or other beliefs of a similar nature, whether he/she is a member of a trade union, his/her physical or mental health or condition, his/her sexual life, the commission or alleged commission by him/her of an offense and any proceedings for any offense committed or alleged to have been committed by him/her, the disposal of such proceedings or the sentence of any court in such proceedings.

     The Act imposes a number of obligations on the data controller contained in eight Data Protection Principles: (i) personal data must be processed fairly and lawfully, (ii) personal data must be processed for specified and lawful purposes, (iii) personal data must be adequate, relevant and not excessive, (iv) personal data must be accurate and up to date, (v) personal data must not be kept for longer than necessary, (vi) personal data must be processed in accordance with the rights of data subjects, (vii) appropriate technical and organizational measures shall be taken against unauthorized or unlawful processing of personal data and against accidental loss or destruction of, or damage to, personal data; and (viii) there is a prohibition on transfers of personal data to countries outside the EEA that are not deemed by the European Commission to provide an adequate level of protection, which includes the U.S., unless certain exemptions under the Act apply.

     The ICO has a number of enforcement powers available which includes, in certain limited cases, criminal prosecution and non-criminal enforcement and audits.  In case of a breach of the Act, the ICO may: (i) provide practical advice to organizations on how they should handle data protection matters; (ii) issue undertakings committing an organization to a particular course of action in order to improve its compliance; (iii) serve enforcement notices where there has been a breach, requiring organizations to take (or refrain from taking) specified steps in order to ensure they comply with the law; (iv) conduct consensual assessments (audits) to determine if organizations are complying; (v) serve assessment notices to conduct compulsory audits to assess whether organizations processing of personal data follows good data protection practice; (vi) issue monetary penalty notices requiring organizations to pay up to £500,000 for serious breaches of the Act occurring on or after April 6, 2010 or serious breaches of the Privacy and Electronic Communications Regulations occurring after May 26, 2011; and (vii) prosecute those who commit criminal offences under the Act.  Under the Act, individuals also have the right to claim compensation from an organization in respect of damage caused by a breach of any of the requirements of the Act.

Critical Accounting Policies

Our unaudited consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions.  Management considers an accounting estimate or assumption critical if:

•         the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•         the impact of the estimates and assumptions on financial condition or operating performance is material.

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2014.

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company assumes no obligation to update or revise any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2014		December 31, 2013
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,418,374	$(430,168)	$7,421,707	$(408,790)
Secured debt	2,652,337	(97,256)	2,787,236	(102,211)
Totals	$10,070,711	$(527,424)	$10,208,943	$(511,001)

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At March 31, 2014, we had $1,511,762,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $15,118,000. At December 31, 2013, we had $1,089,362,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $10,894,000.

   We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impacts the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2014, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $500,000 for the twelve-month period.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than the U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2014		December 31, 2013
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$13,647	$2,596	$4,006	$(2,964)
Debt designated as hedges	1,143,267	8,000	1,146,596	8,002
Totals	$1,156,914	$10,596	$1,150,602	$5,038

(1) Amounts exclude cross currency hedge activity.

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

Item 1A. Risk Factors

     There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On January 2, 2014, we issued 233,236 shares of our common stock to two principals of a national medical office partner upon conversion of such principals’ 233,236 shares of our 6% Series H Cumulative Convertible and Redeemable Preferred Stock (the “Series H Preferred Stock”). These shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended, upon conversion by the principals of their shares of Series H Preferred Stock, which were originally issued as partial consideration for an acquisition by us, in accordance with the terms of the Certificate of Designation for the Series H Preferred Stock.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 through January 31, 2014	69,336	$55.65
February 1, 2014 through February 28, 2014	23,313	56.28
March 1, 2014 through March 31, 2014	290	57.59
Totals	92,939	$55.81

(1) During the three months ended March 31, 2014, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

None.

Item 6. Exhibits

10.1            Retirement and Consulting Agreement, dated April 13, 2014, between the company and George L. Chapman.*

10.2            Employment Agreement, dated April 13, 2014, between the company and Thomas J. DeRosa.*

10.3            Health Care REIT, Inc. 2013-2015 Long-Term Incentive Program, as Amended and Restated.*

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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.
Date: May 8, 2014	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2014	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)