Form 10-Q
period 2014-06-30
HEALTH CARE REIT INC /DE/
filed 2014-08-01
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-8923

HEALTH CARE REIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive office)	(Zip Code)

(419) 247-2800

(Registrant’s telephone number, including area code)

Not Applicable

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

As of July 25, 2014, the registrant had 308,544,842 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$1,916,820	$1,878,877
Buildings and improvements	21,151,624	20,625,515
Acquired lease intangibles	1,084,703	1,070,754
Real property held for sale, net of accumulated depreciation	77,436	18,502
Construction in progress	124,073	141,085
Gross real property owned	24,354,656	23,734,733
Less accumulated depreciation and amortization	(2,809,530)	(2,386,658)
Net real property owned	21,545,126	21,348,075
Real estate loans receivable	367,186	332,146
Net real estate investments	21,912,312	21,680,221
Other assets:
Investments in unconsolidated entities	680,558	479,629
Goodwill	68,321	68,321
Deferred loan expenses	65,479	70,875
Cash and cash equivalents	207,354	158,780
Restricted cash	65,139	72,821
Receivables and other assets	574,727	553,310
Total other assets	1,661,578	1,403,736
Total assets	$23,573,890	$23,083,957

Liabilities and equity
Liabilities:
Borrowings under unsecured line of credit arrangement	$0	$130,000
Senior unsecured notes	7,411,243	7,379,308
Secured debt	2,850,103	3,058,248
Capital lease obligations	83,850	84,458
Accrued expenses and other liabilities	678,400	640,573
Total liabilities	11,023,596	11,292,587
Redeemable noncontrolling interests	35,404	35,039
Equity:
Preferred stock	1,006,250	1,017,361
Common stock	308,355	289,461
Capital in excess of par value	13,524,621	12,418,520
Treasury stock	(32,289)	(21,263)
Cumulative net income	2,484,425	2,329,869
Cumulative dividends	(5,096,110)	(4,600,854)
Accumulated other comprehensive income (loss)	(18,642)	(24,531)
Other equity	6,159	6,020
Total Health Care REIT, Inc. stockholders’ equity	12,182,769	11,414,583
Noncontrolling interests	332,121	341,748
Total equity	12,514,890	11,756,331
Total liabilities and equity	$23,573,890	$23,083,957

NOTE: The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
	Revenues:
	Rental income	$347,847	$298,873	$684,303	$591,516
	Resident fees and services	467,639	370,995	923,904	698,319
	Interest income	8,933	7,640	17,527	16,696
	Other income	2,027	1,025	2,520	1,725
	Total revenues	826,446	678,533	1,628,254	1,308,256
	Expenses:
	Interest expense	121,065	109,465	241,898	218,303
	Property operating expenses	343,754	277,958	685,185	530,780
	Depreciation and amortization	214,449	198,062	447,766	382,750
	General and administrative	51,660	23,902	84,524	51,081
	Transaction costs	7,040	28,136	7,993	94,116
	Loss (gain) on derivatives, net	351	(2,716)	351	(407)
	Loss (gain) on extinguishment of debt, net	531	-	383	(308)
	Total expenses	738,850	634,807	1,468,100	1,276,315

	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	87,596	43,726	160,154	31,941
	Income tax (expense) benefit	(1,569)	(1,215)	(3,830)	(3,978)
	Income (loss) from unconsolidated entities	(11,516)	(5,461)	(17,073)	(3,198)
	Income (loss) from continuing operations	74,511	37,050	139,251	24,765
	Discontinued operations:
	Gain (loss) on sales of discontinued properties, net	6,411	(29,997)	6,411	52,495
	Income (loss) from discontinued operations, net	264	128	724	1,720
	Discontinued operations, net	6,675	(29,869)	7,135	54,215

	Gain (loss) on real estate dispositions, net	6,668	-	6,668	-
	Net income	87,854	7,181	153,054	78,980
Less:	Preferred stock dividends	16,352	16,602	32,705	33,203
Less:	Net income (loss) attributable to noncontrolling interests(1)	(327)	(913)	(1,502)	(774)
	Net income (loss) attributable to common stockholders	$71,829	$(8,508)	$121,851	$46,551

	Average number of common shares outstanding:
	Basic	296,256	273,091	293,046	266,602
	Diluted	297,995	276,481	294,590	266,602

	Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.22	$0.08	$0.39	$(0.03)
	Discontinued operations, net	0.02	(0.11)	0.02	0.20
	Net income (loss) attributable to common stockholders*	$0.24	$(0.03)	$0.42	$0.17

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.22	$0.08	$0.39	$(0.03)
	Discontinued operations, net	0.02	(0.11)	0.02	0.20
	Net income (loss) attributable to common stockholders*	$0.24	$(0.03)	$0.41	$0.17

	Dividends declared and paid per common share	$0.795	$0.765	$1.590	$1.530

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$87,854	$7,181	$153,054	$78,980

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	(160)	(258)	389	(86)
Unrealized gains (losses) on cash flow hedges	432	472	872	943
Foreign currency translation gain (loss)	13,109	(20,751)	3,220	(43,457)
Total other comprehensive income (loss)	13,381	(20,537)	4,481	(42,600)

Total comprehensive income (loss)	101,235	(13,356)	157,535	36,380
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	6,277	(5,367)	(2,910)	(5,228)
Total comprehensive income (loss) attributable to common stockholders	$94,958	$(7,989)	$160,445	$41,608

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended June 30, 2014
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,017,361	$289,461	$12,418,520	$(21,263)	$2,329,869	$(4,600,854)	$(24,531)	$6,020	$341,748	$11,756,331
Comprehensive income:
Net income (loss)					154,556				(1,351)	153,205
Other comprehensive income							5,889		(1,408)	4,481
Total comprehensive income										157,686
Net change in noncontrolling interests			(4,680)						(6,868)	(11,548)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,561	147,486	(11,026)				(320)		138,701
Proceeds from issuance of common stock		16,100	952,417							968,517
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								459		459
Cash dividends paid:
Common stock cash dividends						(462,551)				(462,551)
Preferred stock cash dividends						(32,705)				(32,705)
Balances at end of period	$1,006,250	$308,355	$13,524,621	$(32,289)	$2,484,425	$(5,096,110)	$(18,642)	$6,159	$332,121	$12,514,890

	Six Months Ended June 30, 2013
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,022,917	260,396	10,543,690	(17,875)	2,184,819	(3,694,579)	(11,028)	6,461	225,718	$10,520,519
Comprehensive income:
Net income (loss)					79,754				(8)	79,746
Other comprehensive income							(38,146)		(4,454)	(42,600)
Total comprehensive income										37,146
Net change in noncontrolling interests									198,739	198,739
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,689	112,601	(3,373)				(1,353)		109,564
Proceeds from issuance of common stock		23,000	1,607,636							1,630,636
Option compensation expense								570		570
Cash dividends paid:
Common stock cash dividends						(399,815)				(399,815)
Preferred stock cash dividends						(33,203)				(33,203)
Balances at end of period	$1,022,917	$285,085	$12,263,927	$(21,248)	$2,264,573	$(4,127,597)	$(49,174)	$5,678	$419,995	$12,064,156

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net income	$153,054	$78,980
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	447,766	387,599
Other amortization expenses	3,065	6,543
Stock-based compensation expense	21,837	12,694
Loss (gain) on derivatives, net	351	(407)
Loss (gain) on extinguishment of debt, net	383	(308)
Loss (income) from unconsolidated entities	17,073	3,198
Rental income in excess of cash received	(26,414)	(18,463)
Amortization related to above (below) market leases, net	365	245
Loss (gain) on sales of properties, net	(13,079)	(52,495)
Distributions by unconsolidated entities	7,155	-
Increase (decrease) in accrued expenses and other liabilities	5,433	25,507
Decrease (increase) in receivables and other assets	(21,455)	(36,356)
Net cash provided from (used in) operating activities	595,534	406,737

Investing activities:
Cash disbursed for acquisitions	(488,066)	(2,432,376)
Cash disbursed for capital improvements to existing properties	(54,688)	(48,480)
Cash disbursed for construction in progress	(95,201)	(119,333)
Capitalized interest	(3,305)	(2,992)
Investment in real estate loans receivable	(54,877)	(53,072)
Other investments, net of payments	(47,858)	8,051
Principal collected on real estate loans receivable	20,941	55,547
Contributions to unconsolidated entities	(246,794)	(361,107)
Distributions by unconsolidated entities	22,925	14,786
Proceeds from (payments on) derivatives	-	(2,604)
Decrease (increase) in restricted cash	7,682	(82,292)
Proceeds from sales of real property	140,819	321,303
Net cash provided from (used in) investing activities	(798,422)	(2,702,569)

Financing activities:
Net increase (decrease) under unsecured lines of credit arrangements	(130,000)	-
Proceeds from issuance of senior unsecured notes	-	497,862
Payments to extinguish senior unsecured notes	(1)	(3)
Net proceeds from the issuance of secured debt	10,690	71,340
Payments on secured debt	(219,980)	(73,557)
Net proceeds from the issuance of common stock	1,101,969	1,730,235
Decrease (increase) in deferred loan expenses	(3,395)	(10,790)
Contributions by noncontrolling interests(1)	4,485	3,730
Distributions to noncontrolling interests(1)	(14,208)	(9,860)
Acquisitions of noncontrolling interests	(1,175)	-
Cash distributions to stockholders	(495,256)	(433,018)
Other financing activities	(608)	(2,072)
Net cash provided from (used in) financing activities	252,521	1,773,867
Effect of foreign currency translation on cash and cash equivalents	(1,059)	673
Increase (decrease) in cash and cash equivalents	48,574	(521,292)
Cash and cash equivalents at beginning of period	158,780	1,033,764
Cash and cash equivalents at end of period	$207,354	$512,472

Supplemental cash flow information:
Interest paid	$224,544	$196,980
Income taxes paid	11,955	2,625

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of June 30, 2014, our diversified portfolio consisted of 1,224 properties in 46 states, the United Kingdom, and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily an indication of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

     In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017. We are currently evaluating the impact that the standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Triple-net Activity

		Six Months Ended
	(In thousands)	June 30, 2014(1)	June 30, 2013
	Land and land improvements	$18,530	$8,533
	Buildings and improvements	230,126	47,993
	Total assets acquired	248,656	56,526
	Non-cash acquisition related activity	(1,839)	-
	Cash disbursed for acquisitions	246,817	56,526
	Construction in progress additions	55,535	58,799
Less:	Capitalized interest	(2,332)	(2,208)
	Foreign currency translation	(116)	-
	Cash disbursed for construction in progress	53,087	56,591
	Capital improvements to existing properties	9,863	18,302
	Total cash invested in real property, net of cash acquired	$309,767	$131,419

(1) Includes acquisitions with an aggregate purchase price of $116,134,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

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

		Six Months Ended
	(In thousands)	June 30, 2014(1)	June 30, 2013
	Land and land improvements	$3,546	$337,066
	Building and improvements	37,274	3,069,192
	Acquired lease intangibles	5,569	263,740
	Restricted cash	-	22,863
	Receivables and other assets	33	76,286
	Total assets acquired(2)	46,422	3,769,147
	Secured debt	(12,846)	(556,413)
	Accrued expenses and other liabilities	(853)	(51,356)
	Total liabilities assumed	(13,699)	(607,769)
	Noncontrolling interests	-	(229,966)
	Non-cash acquisition related activity(3)	-	(555,562)
	Cash disbursed for acquisitions	32,723	2,375,850
	Construction in progress additions	2,348	472
Less:	Capitalized interest	(75)	(6)
	Cash disbursed for construction in progress	2,273	466
	Capital improvements to existing properties	32,171	21,474
	Total cash invested in real property, net of cash acquired	$67,167	$2,397,790

(1) Includes acquisitions with an aggregate purchase price of $23,922,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $245,000 and $60,590,000 of cash acquired during the six months ended June 30, 2014 and 2013, respectively.
(3) Represents Sunrise loan and noncontrolling interests acquisitions.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Medical Facilities Activity

		Six Months Ended
	(In thousands)	June 30, 2014 (1)	June 30, 2013
	Land and land improvements	$1,655	$-
	Buildings and improvements	212,572	-
	Acquired lease intangibles	1,525	-
	Receivables and other assets	249	-
	Total assets acquired	216,001	-
	Accrued expenses and other liabilities	(7,475)	-
	Total liabilities assumed	(7,475)	-
	Cash disbursed for acquisitions	208,526	-
	Construction in progress additions	50,323	60,925
Less:	Capitalized interest	(898)	(778)
	Accruals(2)	(9,584)	2,129
	Cash disbursed for construction in progress	39,841	62,276
	Capital improvements to existing properties	12,654	8,704
	Total cash invested in real property	$261,021	$70,980

(1) Includes acquisitions with an aggregate purchase price of $200,295,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Development projects:
Seniors housing triple-net	$71,570	$67,317
Medical facilities	42,799	70,227
Total development projects	114,369	137,544
Expansion projects	10,849	8,155
Total construction in progress conversions	$125,218	$145,699

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013
Assets:
In place lease intangibles	$947,616	$937,357
Above market tenant leases	58,735	55,939
Below market ground leases	60,088	59,165
Lease commissions	18,264	18,293
Gross historical cost	1,084,703	1,070,754
Accumulated amortization	(713,334)	(571,008)
Net book value	$371,369	$499,746

Weighted-average amortization period in years	17.9	16.7

Liabilities:
Below market tenant leases	$78,723	$76,381
Above market ground leases	6,646	9,490
Gross historical cost	85,369	85,871
Accumulated amortization	(37,425)	(34,434)
Net book value	$47,944	$51,437

Weighted-average amortization period in years	13.1	14.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Rental income related to above/below market tenant leases, net	$290	$213	$245	$361
Property operating expenses related to above/below market ground leases, net	(299)	(303)	(610)	(606)
Depreciation and amortization related to in place lease intangibles and lease commissions	(59,603)	(39,083)	(138,996)	(89,659)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2014	$77,024	$3,421
2015	64,525	5,994
2016	30,515	5,580
2017	22,266	5,115
2018	19,317	4,729
Thereafter	157,722	23,105
Totals	$371,369	$47,944

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions or the exercise of tenant purchase options.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Real property dispositions:
Seniors housing triple-net	$41,124	$133,024
Medical facilities	86,616	135,784
Total dispositions	127,740	268,808
Gain (loss) on sales of real property, net	13,079	52,495
Proceeds from real property sales	$140,819	$321,303

Discontinued Operations

As discussed in Note 2, we adopted ASU 2014-08 effective January 1, 2014. During the quarter ended June 30, 2014, we sold seniors housing triple-net properties previously held for sale with a balance of $18,502,000 for a gain of $6,411,000. We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at January 1, 2014 to discontinued operations.  The following illustrates the reclassification impact as reported in our Consolidated Statements of Comprehensive Income as a result of classifying these properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$298	$4,789	$881	$11,575
Expenses:
Interest expense	34	1,379	157	3,275
Property operating expenses	-	867	-	1,731
Provision for depreciation	-	2,415	-	4,849
Total expenses	34	4,661	157	9,855
Income (loss) from discontinued operations, net	$264	$128	$724	$1,720

     Dispositions and Assets Held for Sale

     Pursuant to our adoption of ASU 2014-08, operating results attributable to properties sold subsequent to or classified as held for sale after January 1, 2014 and which do not meet the definition of discontinued operations are no longer reclassified on our Consolidated Statements of Comprehensive Income.  The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$3,636	$5,002	$8,677	$10,002
Expenses:
Interest expense	549	1,403	1,947	2,797
Property operating expenses	650	568	1,205	1,080
Provision for depreciation	1,070	1,486	2,560	2,970
Total expenses	2,269	3,457	5,712	6,847
Income (loss) from real estate dispositions, net	$1,367	$1,545	$2,965	$3,155

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2014			June 30, 2013
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$3,493	$-	$3,493	$23,919	$-	$23,919
Draws on existing loans	36,658	14,726	51,384	27,269	1,884	29,153
Net cash advances on real estate loans	40,151	14,726	54,877	51,188	1,884	53,072
Receipts on real estate loans receivable:
Loan payoffs	3,950	-	3,950	44,469	-	44,469
Principal payments on loans	16,670	321	16,991	9,589	1,489	11,078
Total receipts on real estate loans	20,620	321	20,941	54,058	1,489	55,547
Net cash advances (receipts) on real estate loans	19,531	14,405	33,936	(2,870)	395	(2,475)
Change in balance due to foreign currency translation	1,104	-	1,104	-	-	-
Net change in real estate loans receivable	$20,635	$14,405	$35,040	$(2,870)	$395	$(2,475)

We recorded no provision for loan losses during the six months ended June 30, 2014.  At June 30, 2014, there were no real estate loans with outstanding balances on non-accrual status and no allowances for loan losses were recorded.

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

     During the three months ended June 30, 2012, we entered into a joint venture with Chartwell Retirement Residences (TSX:CSH.UN). The portfolio contains 42 properties in Canada, 39 of which are owned 50% by us and Chartwell, and three of which we wholly own. All properties are managed by Chartwell. Our investment in the 39 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $8,808,000 at June 30, 2014 is primarily attributable to transaction costs that will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

     In conjunction with the Sunrise merger (see Note 3 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013), we acquired joint venture interests in 54 properties and a 20% interest in a newly formed Sunrise management company, which manages the entire property portfolio. On July 1, 2013, we acquired the remaining interests in 49 of the properties.  In April 2014, we acquired an additional 4% ownership in the Sunrise management company.

      During the three months ended March 31, 2014, we invested $214,832,000 for a 46.79% interest in a joint venture with Senior Resource Group (“SRG”) and the Public Sector Pension Investment Board.  The joint venture owns 10 properties located in major metropolitan markets in Arizona, California and Colorado.  The properties owned by the joint venture are operated by SRG. Our investment in the 10 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $173,563,000 at June 30, 2014 is primarily attributable to appreciation of the underlying properties as well as transaction costs, and will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

      The results of operations for those investments accounted for under the equity method have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our Consolidated Statements of Comprehensive Income as income or loss from unconsolidated entities.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     The following table summarizes certain information about our credit concentration as of June 30, 2014 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Sunrise Senior Living(4)	121	$4,001,436	18%
Genesis HealthCare	179	2,681,574	12%
Revera(4)	48	1,158,028	5%
Benchmark	39	929,443	4%
Belmont Village	19	832,909	4%
Remaining portfolio	751	12,308,922	57%
Totals	1,157	$21,912,312	100%

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

(4)     Revera owns a controlling interest in Sunrise.

9. Borrowings Under Line of Credit Arrangements and Related Items

     Please see Note 19 regarding our new unsecured credit facility entered into subsequent to June 30, 2014.  At June 30, 2014, we had a $2,250,000,000 unsecured line of credit arrangement with a consortium of 30 banks.  We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature, allowing for the aggregate commitment of up to $3,250,000,000.  The arrangement also allows us to borrow up to $500,000,000 in alternate currencies (none outstanding at June 30, 2014).  The revolving credit facility is scheduled to expire March 31, 2017, but can be extended for an additional year at our option.  Borrowings under the revolver are subject to interest payable in periods no longer than three months at either the agent bank’s prime rate of interest or the applicable margin over LIBOR interest rate, at our option (1.32% at June 30, 2014). The applicable margin is based on certain of our debt ratings and was 1.175% at June 30, 2014.  In addition, we pay a facility fee annually to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.225% at June 30, 2014.  Principal is due upon expiration of the agreement.

     The following information relates to aggregate borrowings under the unsecured line of credit arrangement for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance outstanding at quarter end	$-	$-	$-	$-
Maximum amount outstanding at any month end	$637,000	$600,000	$637,000	$780,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$375,824	$299,011	$331,602	$510,055
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.37%	1.38%	1.36%	1.38%

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At June 30, 2014, the annual principal payments due on these debt obligations were as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2014	$-	$117,263	$117,263
2015	484,170(4)	409,563	893,733
2016	1,200,000(5)	372,528	1,572,528
2017	450,000	327,347	777,347
2018	450,000	430,379	880,379
Thereafter	4,865,937(6)	1,155,146	6,021,083
Totals	$7,450,107	$2,812,226	$10,262,333

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.5% to 6.5%.
(3) Annual interest rates range from 1.0% to 8.0%. Carrying value of the properties securing the debt totaled $5,123,888,000 at June 30, 2014.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $234,170,000 based on the Canadian/U.S. Dollar exchange rate in effect on June 30, 2014). The loan matures on July 27, 2015 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 145 basis points (2.7% at June 30, 2014). Please see Note 19 for subsequent activity.

(5) On January 8, 2013, we completed funding on a $500,000,000 unsecured term loan.  The loan matures on March 31, 2016 (with an option to extend for two additional years at our discretion) and bears interest at LIBOR plus 135 basis points (1.5% at June 30, 2014). Please see Note 19 for subsequent activity.

(6) On November 20, 2013, we completed the sale of £550,000,000 (approximately $940,830,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2014) of 4.8% senior unsecured notes due 2028.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2014		June 30, 2013
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$7,421,707	4.400%	$5,894,403	4.675%
Debt issued	-	0.000%	500,000	1.552%
Debt redeemed	(1)	3.000%	(3)	3.000%
Foreign currency	28,401	4.865%	-	0.000%
Ending balance	$7,450,107	4.402%	$6,394,400	4.431%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2014		June 30, 2013
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,010,711	5.10%	$2,311,586	5.14%
Debt issued	10,690	3.54%	71,340	4.96%
Debt assumed	12,005	4.15%	536,856	4.22%
Debt extinguished	(188,722)	5.73%	(49,156)	4.20%
Principal payments	(31,258)	4.98%	(24,709)	5.39%
Foreign currency	(1,200)	3.94%	(6,892)	3.87%
Ending balance	$2,812,226	5.04%	$2,839,025	5.08%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2014, we were in compliance with all of the covenants under our debt agreements.

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

     I nterest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $1,946,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

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

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2014	December 31, 2013
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$600,000	$600,000
Denominated in Pounds Sterling	£350,000	£350,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£550,000	£550,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$12,000	$-

Derivative instruments not designated:
Denominated in Canadian Dollars	$24,000	$-

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2014	2013	2014	2013
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$(4)	$(4)	$(7)	$(8)

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(436)	(476)	(879)	(951)

Gain (loss) on forward exchange contracts recognized in income	Gain (loss) on derivatives, net	(351)	2,716	(351)	407

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	(67,899)	14,680	(49,410)	90,537

12. Commitments and Contingencies

     At June 30, 2014, we had six outstanding letter of credit obligations totaling $10,769,000 and expiring between 2014 and 2015.  At June 30, 2014, we had outstanding construction in process of $124,073,000 and were committed to providing additional funds of approximately $191,592,000 to complete construction. At June 30, 2014, we had contingent purchase obligations totaling $70,517,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At June 30, 2014, we had operating lease obligations of $884,093,000 relating to certain ground leases and company office space and capital lease obligations of $114,423,000 relating to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At June 30, 2014, aggregate future minimum rentals to be received under these noncancelable subleases totaled $42,322,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2014	December 31, 2013
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	26,108,236
Outstanding shares	25,875,000	26,108,236

Common Stock, $1.00 par value:
Authorized shares	700,000,000	400,000,000
Issued shares	308,976,931	290,024,789
Outstanding shares	308,329,737	289,563,651

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Six Months Ended
	June 30, 2014		June 30, 2013
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,108,236	6.496%	26,224,854	6.493%
Shares converted	(233,236)	6.000%	-	0.000%
Ending balance	25,875,000	6.500%	26,224,854	6.493%

     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2013 Public issuances	23,000,000	$73.50	$1,690,500	$1,630,636
2013 Dividend reinvestment plan issuances	1,370,661	66.87	91,651	91,651
2013 Option exercises	186,404	42.64	7,948	7,948
2013 Stock incentive plans, net of forfeitures	301,544		-	-
2013 Senior note conversions	18		-	-
2013 Totals	24,858,627		$1,790,099	$1,730,235

2014 Public issuances	16,100,000	$62.35	$1,003,835	$968,517
2014 Dividend reinvestment plan issuances	2,132,427	58.73	125,232	125,232
2014 Option exercises	175,699	46.78	8,220	8,220
2014 Preferred stock conversions	233,236		-	-
2014 Stock incentive plans, net of forfeitures	124,723		-	-
2014 Senior note conversions	1		-	-
2014 Totals	18,766,086		$1,137,287	$1,101,969

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2014		June 30, 2013
	Per Share	Amount	Per Share	Amount

Common Stock	$1.5900	$462,551	$1.5300	$399,815
Series H Preferred Stock	0.0079	1	1.4292	500
Series I Preferred Stock	1.6250	23,360	1.6250	23,359
Series J Preferred Stock	0.8126	9,344	0.8126	9,344
Totals		$495,256		$433,018

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)
Other comprehensive income before reclassification adjustments	4,628	389	-	(7)	5,010
Reclassification amount to net income	-	-	-	879(1)	879
Net current-period other comprehensive income	4,628	389	-	872	5,889
Balance at June 30, 2014	$(13,003)	$-	$(1,452)	$(4,187)	$(18,642)

Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)
Other comprehensive income before reclassification adjustments	(39,003)	(86)	-	(8)	(39,097)
Reclassification amount to net income	-	-	-	951(1)	951
Net current-period other comprehensive income	(39,003)	(86)	-	943	(38,146)
Balance at June 30, 2013	$(39,884)	$(302)	$(2,974)	$(6,014)	$(49,174)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan (“1995 Plan”) and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $14,170,000 and $21,837,000 for the three and six months ended June 30, 2014, respectively, and $2,186,000 and $12,694,000 for the same periods in 2013.

     On April 13, 2014, George L. Chapman, the Chairman, Chief Executive Officer and President of the company, informed the Board of Directors that he wished to retire from the company, effective immediately.  As a result of Mr. Chapman’s retirement, general and administrative expenses for the three months ended June 30, 2014 included charges of $19,688,000 related to: (i) the acceleration of $9,223,000 of deferred compensation for restricted stock; and (ii) consulting, retirement payments and other costs of $10,465,000.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$71,829	$(8,508)	$121,851	$46,551

Denominator for basic earnings per
share - weighted average shares	296,256	273,091	293,046	266,602
Effect of dilutive securities:
Employee stock options	191	283	170	-
Non-vested restricted shares	472	370	506	-
Convertible senior unsecured notes	1,076	2,737	868	-
Dilutive potential common shares	1,739	3,390	1,544	-
Denominator for diluted earnings per
share - adjusted weighted average shares	297,995	276,481	294,590	266,602

Basic earnings per share	$0.24	$(0.03)	$0.42	$0.17
Diluted earnings per share	$0.24	$(0.03)	$0.41	$0.17

The diluted earnings per share calculations exclude the dilutive effect of zero stock options for the three and six months ended June 30, 2014 and June 30, 2013 because the exercise prices were higher than the average share prices. The diluted earnings per share calculation for the six months ended June 30, 2013 excludes the dilutive effect all common stock equivalents as they are anti-dilutive due to the loss from continuing operations attributable to common stockholders.  The Series I Cumulative Convertible Perpetual Preferred Stock was not included in the calculations as the effect of conversions into common stock was anti-dilutive.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$164,837	$167,847	$146,987	$148,088
Other real estate loans receivable	202,349	204,665	185,159	188,920
Available-for-sale equity investments	-	-	1,211	1,211
Cash and cash equivalents	207,354	207,354	158,780	158,780
Foreign currency forward contracts	44	44	-	-
Interest rate swap agreements	3	3	38	38

Financial liabilities:
Borrowings under unsecured line of credit arrangements	$-	$-	$130,000	$130,000
Senior unsecured notes	7,411,243	8,164,689	7,379,308	7,743,730
Secured debt	2,850,103	2,972,268	3,058,248	3,168,775
Foreign currency forward contracts	19,909	19,909	11,637	11,637

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Interest rate swap agreements, net(1)	$3	$-	$3	$-
Foreign currency forward contracts, net(1)	(19,865)	-	(19,865)	-
Totals	$(19,862)	$-	$(19,862)	$-

(1) Please see Note 11 for additional information.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Summary information for the reportable segments is as follows for the periods presented (in thousands):

Three Months Ended June 30, 2014:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$225,472	$-	$122,375	$-	$347,847
Resident fees and services	-	467,639	-	-	467,639
Interest income	5,666	11	3,256	-	8,933
Other income	325	1,264	362	76	2,027
Total revenues	231,463	468,914	125,993	76	826,446

Property operating expenses	-	310,029	33,725	-	343,754
Net operating income from continuing operations	231,463	158,885	92,268	76	482,692

Reconciling items:
Interest expense	8,879	28,833	8,122	75,231	121,065
(Loss) gain on derivatives, net	73	278	-	-	351
Depreciation and amortization	61,613	109,644	43,192	-	214,449
General and administrative	-	-	-	51,660	51,660
Transaction costs	4,007	1,660	1,373	-	7,040
(Loss) gain on extinguishment of debt, net	-	531	-	-	531
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$156,891	$17,939	$39,581	$(126,815)	$87,596

Total assets	$9,460,260	$9,156,333	$4,906,320	$50,977	$23,573,890

Three Months Ended June 30, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$187,518	$-	$111,355	$-	$298,873
Resident fees and services	-	370,995	-	-	370,995
Interest income	5,433	-	2,207	-	7,640
Other income	199	-	662	164	1,025
Total revenues	193,150	370,995	114,224	164	678,533

Property operating expenses	-	248,972	28,986	-	277,958
Net operating income from continuing operations	193,150	122,023	85,238	164	400,575

Reconciling items:
Interest expense	3,247	19,412	9,506	77,300	109,465
(Loss) gain on derivatives, net	-	(2,716)	-	-	(2,716)
Depreciation and amortization	54,637	103,646	39,779	-	198,062
General and administrative	-	-	-	23,902	23,902
Transaction costs	11,211	16,799	126	-	28,136
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$124,055	$(15,118)	$35,827	$(101,038)	$43,726

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2014:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$440,302	$-	$244,001	$-	$684,303
Resident fees and services	-	923,904	-	-	923,904
Interest income	11,106	11	6,410	-	17,527
Other income	446	1,318	665	91	2,520
Total revenues	451,854	925,233	251,076	91	1,628,254

Property operating expenses	-	618,213	66,972	-	685,185
Net operating income from continuing operations	451,854	307,020	184,104	91	943,069

Reconciling items:
Interest expense	17,769	56,312	17,730	150,087	241,898
(Loss) gain on derivatives, net	73	278	-	-	351
Depreciation and amortization	123,016	238,806	85,944	-	447,766
General and administrative	-	-	-	84,524	84,524
Transaction costs	4,283	2,290	1,420	-	7,993
(Loss) gain on extinguishment of debt, net	-	383	-	-	383
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$306,713	$8,951	$79,010	$(234,520)	$160,154

Six Months Ended June 30, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$370,814	$-	$220,702	$-	$591,516
Resident fees and services	-	698,319	-	-	698,319
Interest income	11,276	757	4,663	-	16,696
Other income	408	-	1,072	245	1,725
Total revenues	382,498	699,076	226,437	245	1,308,256

Property operating expenses	-	473,475	57,305	-	530,780
Net operating income from continuing operations	382,498	225,601	169,132	245	777,476

Reconciling items:
Interest expense	9,055	38,482	18,364	152,402	218,303
(Loss) gain on derivatives, net	-	(407)	-	-	(407)
Depreciation and amortization	109,587	193,521	79,642	-	382,750
General and administrative	-	-	-	51,081	51,081
Transaction costs	11,705	82,124	287	-	94,116
(Loss) gain on extinguishment of debt, net	-	(308)	-	-	(308)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$252,151	$(87,811)	$70,839	$(203,238)	$31,941

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$695,922	84.2%	$591,509	87.2%	$1,371,021	84.2%	$1,160,688	88.7%
International	130,524	15.8%	87,024	12.8%	257,233	15.8%	147,568	11.3%
Total	$826,446	100.0%	$678,533	100.0%	$1,628,254	100.0%	$1,308,256	100.0%

	As of
	June 30, 2014		December 31, 2013
Assets:	Amount	%	Amount	%
United States	$20,376,451	86.4%	$19,759,945	85.6%
International	3,197,439	13.6%	3,324,012	14.4%
Total	$23,573,890	100.0%	$23,083,957	100.0%

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

Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, a REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.”  A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the unaudited consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

     Income tax expense reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income taxes on certain investments located in jurisdictions outside the U.S.  Net deferred tax liabilities with respect to our TRS entities totaled $21,215,000 and $19,748,000 as of June 30, 2014 and December 31, 2013, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The balance of our unrecognized tax benefits as of June 30, 2014 and December 31, 2013 was $6,413,000.  As of June 30, 2014, $5,896,000 (exclusive of accrued interest and penalties) relates to the April 1, 2011 Genesis HealthCare Corporation transaction (“Genesis Acquisition”) and is included in accrued expenses and other liabilities on the consolidated balance sheet.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset is recorded in receivables and other assets on the consolidated balance sheet.  Such indemnification asset is reviewed for collectability periodically.  Unrecognized tax benefits, as currently accrued for, have an immaterial impact on the effective tax rate to the extent that they would be recognized.  The uncertain tax positions associated with the Genesis Acquisition are expected to expire given the current statute of limitations for those positions during 2014.  Interest and penalties for the three and six months ended June 30, 2014 totaled $140,000 and $287,000, respectively, and are included in income tax expense.

19. Subsequent Events

     Credit Facility Extension and Expansion.   On July 25, 2014, we closed on a new unsecured credit facility with a consortium of 28 banks that includes a $2,500,000,000 revolving line of credit, a $500,000,000 term loan and a $250,000,000 Canadian denominated term loan.  The revolver is priced at 1.05% over LIBOR with a 0.20% annual facility fee based on current credit ratings. We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature. The facility also allows us to borrow up to $500,000,000 in alternate currencies.  The term loans are priced at 1.15% over LIBOR for U.S. tranche and CDOR for Canadian tranche based on our current credit ratings.  Among other things, the new facility provides us with additional borrowing capacity and extends the agreement to October 31, 2018.  It can be extended for an additional year at our option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2014 Key Performance Indicators, Trends and Uncertainties Corporate Governance	28 28 29 29 30 32

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	33 33 34 34

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Seniors Housing Operating Medical Facilities Non-Segment/Corporate	35 36 38 39 42

NON-GAAP FINANCIAL MEASURES & OTHER DISCLOSURES

FFO Reconciliations EBITDA and Adjusted EBITDA Reconciliations NOI and SSCNOI Reconciliations	44 45 47
Health Care Reimbursements and Other Related Laws	50
Critical Accounting Policies Cautionary Statement Regarding Forward-Looking Statements	54 55

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

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our consolidated portfolio as of June 30, 2014 (dollars in thousands):

		Percentage of	Number of
Type of Property	Investments(1)	Investments	Properties
Seniors housing triple-net	$9,097,004	41.5%	626
Seniors housing operating	8,346,303	38.1%	281
Medical facilities	4,469,005	20.4%	250
Totals	$21,912,312	100.0%	1,157

(1) Excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

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

     For the six months ended June 30, 2014, rental income and resident fees and services represented 42% and 57%, respectively, of total revenues (including discontinued operations).  Substantially all of our operating leases are designed with escalating rent

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured line of credit arrangement. At June 30, 2014, we had $207,354,000 of cash and cash equivalents, $65,139,000 of restricted cash and $2,250,000,000 of available borrowing capacity under our primary unsecured line of credit arrangement.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  In July 2014, we closed on a new unsecured credit facility that further enhances our access to efficient capital and financial flexibility.  For the 18 months ended June 30, 2014, we raised over $4.8 billion in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our line of credit, supported $5.7 billion in gross new investments during 2013 and $1.1 billion during the six months ended June 30, 2014.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2014

     Capital.  In May 2014, we completed the public issuance of 16,100,000 shares of common stock for approximate gross proceeds of $1,003,835,000. Also, during the six months ended June 30, 2014, we raised $125,232,000 through our dividend reinvestment program. In July 2014, we closed on a new unsecured credit facility that includes a $2,500,000,000 revolving line of credit, a $500,000,000 term loan and a $250,000,000 Canadian denominated term loan plus an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature. The facility also allows us to borrow up to $500,000,000 in alternate currencies.  Based on our current credit ratings, the revolver is priced at 1.05% over LIBOR with a 0.20% annual facility fee and the term loans are priced at 1.15% over LIBOR for U.S. tranche and CDOR for Canadian tranche.  Among other things, the new facility provides us with additional borrowing capacity and extends the agreement to October 31, 2018.  It can be extended for an additional year at our option.

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the six months ended June 30, 2014 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing triple-net	10	$250,975	6.9%	$248,656
Seniors housing operating	12	431,113	6.0%	261,254
Medical facilities	10	215,943	6.3%	216,001
Totals	32	$898,031	6.3%	$725,911

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

     Dispositions.  The following summarizes our property dispositions completed during the six months ended June 30, 2014 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing triple-net	4	$49,463	9.8%	$41,124
Medical facilities	3	91,356	9.8%	86,616
Totals	7	$140,819	9.8%	$127,740

(1) Represents proceeds received upon disposition including any seller financing. See Notes 5 and 6 to our unaudited consolidated financial statements for additional information.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.18 per common share ($0.795 per share quarterly), as compared to $3.06 per common share for 2013, beginning in February 2014.  The dividend declared for the quarter ended June 30, 2014 represents the 173rd consecutive quarterly dividend payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2013	2013	2013	2013	2014	2014

Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022	$71,829
Funds from operations	170,878	230,666	258,263	265,077	288,803	284,245
Net operating income from continuing operations	376,901	400,575	441,792	454,468	460,376	482,692
Same store cash net operating income	304,724	310,945	312,982	316,270	319,432	323,692

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.21	$(0.03)	$0.07	$0.04	$0.17	$0.24
Funds from operations	0.65	0.83	0.90	0.92	0.99	0.95

     Concentration Risk. We evaluate our concentration risk in terms of investment mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns.  Investment mix measures the portion of our investments that relate to our various property types. Relationship mix measures the portion of our investments that relate to our top five relationships. Geographic mix measures the portion of our investments that relate to our top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by investment balance for the periods presented:

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2013	2013	2013	2013	2014	2014

Investment mix:(1)
Seniors housing triple-net	43%	40%	41%	41%	41%	42%
Seniors housing operating	35%	39%	39%	39%	39%	38%
Medical facilities	22%	21%	20%	20%	20%	20%

Relationship mix:(1)
Sunrise Senior Living(2)	14%	13%	19%	19%	19%	18%
Genesis HealthCare	14%	13%	12%	12%	12%	12%
Revera(2)		6%	6%	5%	5%	5%
Benchmark Senior Living	4%		4%	4%	4%	4%
Belmont Village	5%	4%	4%	4%	4%	4%
Merrill Gardens	6%	5%
Remaining relationships	57%	59%	55%	56%	56%	57%

Geographic mix:(1)
California	9%	8%	10%	10%	10%	10%
New Jersey	8%	8%	8%	8%	8%	8%
England	8%	7%	8%	8%	8%	8%
Texas	8%	8%	7%	7%	7%	8%
Florida	6%	5%	5%	5%	5%	5%
Remaining geographic areas	61%	64%	62%	62%	62%	61%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Revera owns a controlling interest in Sunrise.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2013	2013	2013	2013	2014	2014

Debt to book capitalization ratio	49%	44%	47%	48%	48%	45%
Debt to undepreciated book
capitalization ratio	45%	41%	43%	43%	43%	40%
Debt to market capitalization ratio	34%	32%	35%	39%	37%	33%

Interest coverage ratio	3.42x	2.88x	3.32x	3.12x	3.45x	3.51x
Fixed charge coverage ratio	2.72x	2.27x	2.62x	2.54x	2.74x	2.77x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2014 (dollars in thousands):

	Expiration Year
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Thereafter

Seniors housing triple-net:
Properties	7	-	-	34	51	-	10	23	42	2	438
Base rent(1)	$6,261	$-	$-	$15,700	$37,398	$-	$13,356	$35,376	$40,802	$5,760	$764,180
% of base rent	0.7%	0.0%	0.0%	1.7%	4.1%	0.0%	1.5%	3.9%	4.4%	0.6%	83.2%
Units	727	-	-	1,603	3,151	-	912	3,565	5,463	383	50,358
% of Units	1.1%	0.0%	0.0%	2.4%	4.8%	0.0%	1.4%	5.4%	8.3%	0.6%	76.1%

Hospitals:
Properties	3	-	-	-	-	-	-	-	-	-	27
Base rent(1)	$5,845	$-	$-	$-	$-	$-	$-	$-	$-	$-	$80,495
% of base rent	6.8%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	93.2%
Beds	-	-	-	-	-	-	-	-	-	0	1,789
% of Beds	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%

Medical office buildings:
Square feet	356,964	621,371	789,892	1,111,124	858,156	975,694	864,473	1,027,500	1,976,232	964,258	3,438,328
Base rent(1)	$6,842	$13,916	$16,896	$26,340	$20,013	$22,726	$20,614	$23,458	$40,006	$22,829	$85,917
% of base rent	2.3%	4.6%	5.6%	8.8%	6.7%	7.6%	6.9%	7.8%	13.4%	7.6%	28.7%
Leases	114	184	179	222	174	158	90	104	119	69	121
% of Leases	7.4%	12.0%	11.7%	14.5%	11.3%	10.3%	5.9%	6.8%	7.8%	4.5%	7.9%

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

Corporate Governance

     Maintaining investor confidence and trust is important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the Internet at www.hcreit.com/investor-relations/governance.  The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only.

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

	Six Months Ended		Change
	June 30, 2014	June 30, 2013	$	%

Cash and cash equivalents at beginning of period	$158,780	$1,033,764	$(874,984)	-85%
Cash provided from (used in):
Operating activities	595,534	406,737	188,797	46%
Investing activities	(798,422)	(2,702,569)	1,904,147	-70%
Financing activities	252,521	1,773,867	(1,521,346)	-86%
Effect of foreign currency translation on cash and cash equivalents	(1,059)	673	(1,732)	n/a
Cash and cash equivalents at end of period	$207,354	$512,472	$(305,118)	-60%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the six months ended June 30, 2014, cash flow provided from operations exceeded cash distributions to stockholders.  For the six months ended June 30, 2013, cash distributions to stockholders exceeded cash flow provided from operations.  The source of funds for these excess distributions was available cash on-hand, which was $1,033,764,000 at December 31, 2012 and $512,472,000 at June 30, 2013.

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

	Six Months Ended		Change
	June 30,	June 30,
	2014	2013	$	%
New development	$95,201	$119,333	$(24,132)	-20%
Recurring capital expenditures, tenant improvements and lease commissions	26,188	24,059	2,129	9%
Renovations, redevelopments and other capital improvements	28,500	24,421	4,079	17%
Total	$149,889	$167,813	$(17,924)	-11%

    The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods.  Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.  Generally, these expenditures have increased as a result of acquisitions, primarily in our seniors housing operating segment.

      Financing Activities.  The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/conversion of common and preferred stock and dividend payments. Please refer to Notes 9, 10 and 13 of our unaudited consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At June 30, 2014, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

additional information.  At June 30, 2014, we had six outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Unsecured line of credit arrangements(1)	$-	$-	$-	$-	$-
Senior unsecured notes and term loans:(2)
U.S. Dollar senior unsecured notes	5,775,107	-	950,000	900,000	3,925,107
Pounds Sterling senior unsecured notes(3)	940,830	-	-	-	940,830
U.S. Dollar term loan	500,000	-	500,000	-	-
Canadian Dollar term loan(3)	234,170	-	234,170	-	-
Secured debt:(2,3)
Consolidated	2,812,226	117,263	782,091	757,726	1,155,146
Unconsolidated	590,894	21,415	317,591	96,179	155,709
Contractual interest obligations:(4)
Unsecured line of credit arrangements	-	-	-	-	-
Senior unsecured notes and term loans(3)	3,148,024	191,509	605,477	506,506	1,844,532
Consolidated secured debt(3)	777,026	70,454	241,997	155,144	309,431
Unconsolidated secured debt(3)	90,187	13,939	39,786	16,617	19,845
Capital lease obligations(5)	114,423	2,697	17,889	9,411	84,426
Operating lease obligations(5)	884,093	7,169	28,456	28,872	819,596
Purchase obligations(5)	262,109	19,278	242,831	-	-
Other long-term liabilities(6)	7,375	246	2,950	2,950	1,229
Total contractual obligations	$16,136,464	$443,970	$3,963,238	$2,473,405	$9,255,851

(1) Relates to line of credit with an aggregate commitment of $2,250,000,000. See Notes 9 and 19 to our unaudited consolidated financial statements for additional information.
(2) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(3) Based on foreign currency exchange rates in effect as of balance sheet date.
(4) Based on variable interest rates in effect as of balance sheet date.
(5) See Note 12 to our unaudited consolidated financial statements for additional information.

(6) Relates to our Supplemental Executive Retirement Plan, which is discussed in Note 19 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Reflects payments to be made due to Mr. Chapman's retirement discussed in Note 14 to our unaudited consolidated financial statements.

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2014, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured line of credit arrangement, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of June 30, 2014 is as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Per Agreement
	Unsecured Line of Credit(1)	Senior Unsecured Notes	Actual at
Covenant			June 30, 2014
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	45%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	12%
Total Indebtedness to Total Assets maximum	n/a	60%	44%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	39%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	3.41x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	2.70x

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of July 25, 2014, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of July 25, 2014, 4,967,238 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of July 25, 2014, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured line of credit arrangements.

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

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	Amount	%	2014	2013	Amount	%
Net income (loss) attributable to common stockholders	$71,829	$(8,508)	$80,337	n/a	$121,851	$46,551	$75,300	162%
Funds from operations	284,244	230,666	53,578	23%	573,049	401,545	171,504	43%
EBITDA	424,971	319,717	105,254	33%	846,705	692,135	154,570	22%
Net operating income from continuing operations (NOI)	482,692	400,575	82,117	20%	943,069	777,476	165,593	21%
Same store cash NOI	323,692	310,945	12,747	4%	643,124	615,668	27,456	4%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.24	$(0.03)	$0.27	n/a	$0.41	$0.17	$0.24	141%
Funds from operations	$0.95	$0.83	$0.12	14%	$1.95	$1.49	$0.46	31%

Interest coverage ratio	3.51x	2.88x	0.63x	22%	3.48x	3.15x	0.33x	10%
Fixed charge coverage ratio	2.77x	2.27x	0.50x	22%	2.76x	2.49x	0.27x	11%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	$	%	2014	2013	$	%
SSCNOI(1)	$180,196	174,168	$6,028	3%	$359,264	344,880	$14,384	4%
Non-cash NOI attributable to same store properties(1)	15,828	9,748	6,080	62%	25,332	20,497	4,835	24%
NOI attributable to non same store properties(2)	35,439	9,234	26,205	284%	67,258	17,121	50,137	293%
NOI	$231,463	$193,150	$38,313	20%	$451,854	$382,498	$69,356	18%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 526 same store properties.

(2) Change is primarily due to the acquisition of 43 properties, the conversion of 13 construction projects into revenue-generating properties subsequent to January 1, 2013 and the transition of 38 properties from our seniors housing operating segment on September 1, 2013.

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	$	%	2014	2013	$	%
Revenues:
Rental income	$225,472	$187,518	$37,954	20%	$440,302	$370,814	$69,488	19%
Interest income	5,666	5,433	233	4%	11,106	11,276	(170)	-2%
Other income	325	199	126	63%	446	408	38	9%
Net operating income from continuing operations (NOI)	231,463	193,150	38,313	20%	451,854	382,498	69,356	18%
Expenses:
Interest expense	8,879	3,247	5,632	173%	17,769	9,055	8,714	96%
Loss (gain) on derivatives, net	73	-	73	n/a	73	-	73	n/a
Depreciation and amortization	61,613	54,637	6,976	13%	123,016	109,587	13,429	12%
Transaction costs	4,007	11,211	(7,204)	-64%	4,283	11,705	(7,422)	-63%
	74,572	69,095	5,477	8%	145,141	130,347	14,794	11%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	156,891	124,055	32,836	26%	306,713	252,151	54,562	22%
Income tax benefit (expense)	(436)	231	(667)	n/a	(792)	(531)	(261)	49%
Income (loss) from unconsolidated entities	1,423	1,189	234	20%	2,804	2,481	323	13%
Income from continuing operations	157,878	125,475	32,403	26%	308,725	254,101	54,624	21%
Discontinued operations:(1)
Gain (loss) on sales of discontinued properties, net	6,411	(29,997)	36,408	n/a	6,411	50,704	(44,293)	-87%
Income (loss) from discontinued operations, net	264	729	(465)	-64%	724	1,264	(540)	-43%
Discontinued operations, net	6,675	(29,268)	35,943	n/a	7,135	51,968	(44,833)	-86%
Gain (loss) on real estate dispositions, net(1)	1,928	-	1,928	n/a	1,928	-	1,928	n/a
Net income	166,481	96,207	70,274	73%	317,788	306,069	11,719	4%
Less: Net income (loss) attributable to noncontrolling interests	457	370	87	24%	946	739	207	28%
Net income attributable to common stockholders	$166,024	$95,837	$70,187	73%	$316,842	$305,330	$11,512	4%

(1) See Note 5 to our unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The increase in rental income is primarily attributable to the acquisitions of new properties, 38 properties transitioned from the seniors housing operating segment and the conversion of newly constructed seniors housing triple-net properties from which we receive rent and the modification of our lease with Genesis HealthCare to replace the CPI-based component of an annual increaser with a fixed annual increaser effective April 1, 2014. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2014, we had no lease renewals but we had 12 leases with rental rate increasers ranging from 0.10% to 0.30% in our seniors housing triple-net portfolio.

    During the six months ended June 30, 2014, we completed four seniors housing triple-net construction projects representing $71,570,000 or $185,896 per bed/unit plus expansion projects totaling $2,561,000.  The following is a summary of our seniors housing triple-net construction projects, excluding expansions, pending as of June 30, 2014 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Upper Providence, PA	96	$29,030	$12,745	1Q15
Mahwah, NJ	96	29,045	8,114	2Q15
Haddonfield, NJ	52	18,815	6,499	2Q15
Frederick, MD	130	19,000	10,138	2Q15
Piscataway, NJ	124	30,600	13,895	2Q15
Derby, England	74	12,486	3,788	3Q15
Total	572	$138,976	$55,179

     Interest expense for the six months ended June 30, 2014 and 2013 represents secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$584,363	5.391%	$217,592	5.392%	$587,136	5.394%	$218,741	5.393%
Principal payments	(2,623)	5.843%	(1,171)	5.604%	(5,396)	5.871%	(2,320)	5.571%
Ending balance	$581,740	5.389%	$216,421	5.390%	$581,740	5.389%	$216,421	5.390%

Monthly averages	$582,625	5.391%	$216,840	5.391%	$583,990	5.391%	$217,417	5.391%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	$	%	2014	2013	$	%
SSCNOI(1)	$69,051	$62,978	$6,073	10%	$134,909	$123,043	$11,866	10%
NOI attributable to non same store properties(2)	89,834	59,045	30,789	52%	172,111	102,558	69,553	68%
NOI	$158,885	$122,023	$36,862	30%	$307,020	$225,601	$81,419	36%

(1) Change is due to increases in NOI (described below) related to 116 same store properties.
(2) Change is primarily due to the acquisition of 165 properties subsequent to January 1, 2013 and the transition of 38 properties to our seniors housing triple-net segment on September 1, 2013.

The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	$	%	2014	2013	$	%
Revenues:
Resident fees and services	$467,639	$370,995	$96,644	26%	$923,904	$698,319	$225,585	32%
Interest income	11	-	11	n/a	11	757	(746)	n/a
Other income	1,264	-	1,264	n/a	1,318	-	1,318	n/a
	468,914	370,995	97,919	26%	925,233	699,076	226,157	32%
Property operating expenses	310,029	248,972	61,057	25%	618,213	473,475	144,738	31%
Net operating income from continuing operations (NOI)	158,885	122,023	36,862	30%	307,020	225,601	81,419	36%
Other expenses:
Interest expense	28,833	19,412	9,421	49%	56,312	38,482	17,830	46%
Loss (gain) on derivatives, net	278	(2,716)	2,994	-110%	278	(407)	685	-168%
Depreciation and amortization	109,644	103,646	5,998	6%	238,806	193,521	45,285	23%
Transaction costs	1,660	16,799	(15,139)	-90%	2,290	82,124	(79,834)	-97%
Loss (gain) on extinguishment of debt, net	531	-	531	n/a	383	(308)	691	-224%
	140,946	137,141	3,805	3%	298,069	313,412	(15,343)	-5%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	17,939	(15,118)	33,057	-219%	8,951	(87,811)	96,762	-110%
Income tax expense	(801)	(2,416)	1,615	-67%	(2,444)	(4,145)	1,701	-41%
Income (loss) from unconsolidated entities	(15,496)	(8,008)	(7,488)	94%	(23,457)	(9,556)	(13,901)	145%
Net income (loss)	1,642	(25,542)	27,184	-106%	(16,950)	(101,512)	84,562	-83%
Less: Net income (loss) attributable to noncontrolling interests	(892)	(1,389)	497	-36%	(2,713)	(1,663)	(1,050)	63%
Net income (loss) attributable to common stockholders	$2,534	$(24,153)	$26,687	-110%	$(14,237)	$(99,849)	$85,612	-86%

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to June 30, 2013, offset by the transition of 38 properties to seniors housing triple-net on September 1, 2013. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Interest income in the six month period ended June 30, 2013 relates to our Sunrise loans that were acquired upon merger consummation on January 9, 2013.  The increase in other income

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

relates primarily to a guarantee fee received during the three month period ended June 30, 2014 in exchange for our guarantee of a third party loan.

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

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,627,768	4.529%	1,488,419	4.925%	$1,714,714	4.622%	1,369,526	4.874%
Debt issued	-	0.000%	71,340	4.961%	10,690	3.544%	71,340	4.961%
Debt assumed	12,005	4.147%	404,176	3.801%	12,005	4.147%	536,856	4.219%
Debt extinguished	(8,444)	5.934%	(41,349)	3.587%	(81,662)	5.888%	(49,156)	4.197%
Foreign currency	14,705	3.896%	(6,898)	3.868%	(1,200)	3.936%	(6,892)	3.867%
Principal payments	(8,526)	4.253%	(7,438)	4.709%	(17,039)	4.365%	(13,424)	4.852%
Ending balance	$1,637,508	4.530%	$1,908,250	4.738%	$1,637,508	4.530%	$1,908,250	4.738%

Monthly averages	$1,626,739	4.538%	1,501,263	4.866%	$1,657,156	4.567%	1,481,319	4.893%

     The change in net derivative gains is due to foreign currency hedges relating to our international investments which are described in Note 11 to our unaudited consolidated financial statements. The decrease in transaction costs is primarily due to costs associated with the Sunrise merger transaction in the prior year. The majority of our seniors housing operating properties are formed through partnership interests. The increased loss from unconsolidated entities is primarily due to depreciation and amortization of short-lived intangible assets and costs associated with the recapitalization of the Sunrise management company. Net income attributable to noncontrolling interests for the three month periods ended June 30, 2014 and 2013 represents our partners’ share of net income (loss) related to joint ventures.

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	$	%	2014	2013	$	%
SSCNOI(1)	$74,445	73,799	$646	1%	$148,951	147,745	$1,206	1%
Non-cash NOI attributable to same store properties(1)	1,196	1,928	(732)	-38%	2,557	4,319	(1,762)	-41%
NOI attributable to non same store properties(2)	16,627	9,511	7,116	75%	32,596	17,068	15,528	91%
NOI	$92,268	$85,238	$7,030	8%	$184,104	$169,132	$14,972	9%

(1) Change is due to increases in cash NOI and decreases in non-cash NOI (described below) related to 198 same store properties.
(2) Change is primarily due to acquisitions of 25 properties and conversions of construction projects into nine revenue-generating properties subsequent to January 1, 2013.

     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	$	%	2014	2013	$	%
Revenues:
Rental income	$122,375	$111,355	$11,020	10%	$244,001	$220,702	$23,299	11%
Interest income	3,256	2,207	1,049	48%	6,410	4,663	1,747	37%
Other income	362	662	(300)	-45%	665	1,072	(407)	-38%
	125,993	114,224	11,769	10%	251,076	226,437	24,639	11%
Property operating expenses	33,725	28,986	4,739	16%	66,972	57,305	9,667	17%
Net operating income from continuing operations (NOI)	92,268	85,238	7,030	8%	184,104	169,132	14,972	9%
Other expenses:
Interest expense	8,122	9,506	(1,384)	-15%	17,730	18,364	(634)	-3%
Depreciation and amortization	43,192	39,779	3,413	9%	85,944	79,642	6,302	8%
Transaction costs	1,373	126	1,247	990%	1,420	287	1,133	395%
	52,687	49,411	3,276	7%	105,094	98,293	6,801	7%
Income from continuing operations before income taxes and income from unconsolidated entities	39,581	35,827	3,754	10%	79,010	70,839	8,171	12%
Income tax (expense) benefit	(332)	987	(1,319)	n/a	(594)	715	(1,309)	n/a
Income from unconsolidated entities	2,557	1,358	1,199	88%	3,580	3,877	(297)	-8%
Income from continuing operations	41,806	38,172	3,634	10%	81,996	75,431	6,565	9%
Discontinued operations:(1)
Gain (loss) on sales of discontinued properties, net	-	-	-	n/a	-	1,791	(1,791)	-100%
Income (loss) from discontinued operations, net	-	(601)	601	-100%	-	456	(456)	-100%
Discontinued operations, net	-	(601)	601	-100%	-	2,247	(2,247)	-100%
Gain (loss) on real estate dispositions, net(1)	4,740	-	4,740	n/a	4,740	-	4,740	n/a
Net income (loss)	46,546	37,571	8,975	24%	86,736	77,678	9,058	12%
Less: Net income (loss) attributable to noncontrolling interests	108	106	2	2%	265	150	115	77%
Net income (loss) attributable to common stockholders	$46,438	$37,465	$8,973	24%	$86,471	$77,528	$8,943	12%

(1) See Note 5 to our unaudited consilidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2014, our consolidated medical office building portfolio signed 55,748 square feet of new leases and 129,118 square feet of renewals.  The weighted-average term of these leases was five years, with a rate of $22.11 per square foot and tenant improvement and lease commission costs of $13.34 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 4%.  For the three months ended June 30, 2014, we had three leases with rental rate increasers ranging from 0.17% to 0.81% in our hospital portfolio. The increase in interest income is attributable to higher outstanding loans receivable.

    During the six months ended June 30, 2014, we completed two medical office building construction projects representing $42,799,000 or $220 per square foot plus one hospital expansion project totaling $4,951,000.  The following is a summary of the medical facilities construction projects, excluding expansions, pending as of June 30, 2014 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Burnsville, MN	123,857	$36,087	$19,853	3Q14
Clear Lake, TX	54,713	14,750	10,387	3Q14
Humble, TX	36,475	10,885	4,746	3Q14
Bettendorf, IA	40,493	7,561	2,814	4Q14
Houston, TX	51,057	17,600	3,494	1Q15
Shenandoah, TX	80,085	24,558	8,834	1Q15
Total	386,680	$111,441	$50,128

     The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facility secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$655,696	6.036%	$709,823	5.950%	$700,427	5.999%	$713,720	5.950%
Debt extinguished	(66,194)	5.736%	-	0.000%	(107,060)	5.604%	-	0.000%
Principal payments	(4,341)	5.953%	(4,501)	6.312%	(8,206)	5.647%	(8,398)	6.178%
Ending balance	$585,161	6.067%	$705,322	5.947%	$585,161	6.067%	$705,322	5.947%

Monthly averages	$627,455	6.045%	$707,413	5.948%	$653,158	5.954%	$709,591	5.949%

     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.  The change in transaction costs is due primarily to higher transaction volume in the current year.  Income from unconsolidated entities includes our share of net income related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company.  The increase is primarily attributable to costs related to debt extinguishment in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	$	%	2014	2013	$	%
Revenues:
Other income	$76	$164	$(88)	-54%	$91	$245	$(154)	-63%
Expenses:
Interest expense	75,231	77,300	(2,069)	-3%	150,087	152,402	(2,315)	-2%
General and administrative	51,660	23,902	27,758	116%	84,524	51,081	33,443	65%
	126,891	101,202	25,689	25%	234,611	203,483	31,128	15%
Loss from continuing operations before income taxes	(126,815)	(101,038)	(25,777)	26%	(234,520)	(203,238)	(31,282)	15%
Income tax (expense) benefit	-	(17)	17	-100%	-	(17)	17	-100%
Loss from continuing operations	(126,815)	(101,055)	(25,760)	25%	(234,520)	(203,255)	(31,265)	15%
Less: Preferred stock dividends	16,352	16,602	(250)	-2%	32,705	33,203	(498)	-1%
Net loss attributable to common stockholders	$(143,167)	$(117,657)	$(25,510)	22%	$(267,225)	$(236,458)	$(30,767)	13%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.  The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2014	2013	$	%	2014	2013	$	%
Senior unsecured notes	$70,579	$72,975	$(2,396)	-3%	$141,280	$145,155	$(3,875)	-3%
Secured debt	118	126	(8)	-6%	222	236	(14)	-6%
Unsecured lines of credit	2,823	3,002	(179)	-6%	5,124	7,522	(2,398)	-32%
Capitalized interest	(1,664)	(1,386)	(278)	20%	(3,217)	(2,992)	(225)	8%
Swap loss (savings)	(4)	(4)	-	0%	(7)	(7)	0	0%
Loan expense	3,379	2,587	792	31%	6,685	2,488	4,197	169%
Totals	$75,231	$77,300	$(2,069)	-3%	$150,087	$152,402	$(2,315)	-2%

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

     The increase in general and administrative expenses is primarily related to $19,688,000 of CEO transition costs (see Note 14 to our unaudited consolidated financial statements for additional information).  Excluding those costs, general and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the three months ended June 30, 2014 and 2013 were 3.87% and 3.44%, respectively.  The increase is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The changes in preferred stock dividends are primarily attributable to the effect of conversions (see Note 13 to our unaudited consolidated financial statements for additional information).

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
FFO Reconciliations:	2013	2013	2013	2013	2014	2014
Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022	$71,829
Depreciation and amortization	187,122	200,477	242,981	243,380	233,318	214,449
Loss (gain) on sales of properties, net	(82,492)	29,997	(4,707)	8,064	0	(13,079)
Noncontrolling interests	(5,793)	(7,821)	(12,328)	(10,362)	(10,520)	(9,741)
Unconsolidated entities	16,983	16,521	11,626	12,522	15,983	20,787
Funds from operations	$170,878	$230,666	$258,263	$265,077	$288,803	$284,245

Average common shares outstanding:
Basic	260,036	273,091	286,020	288,133	289,606	296,256
Diluted	262,525	276,481	288,029	289,677	290,917	297,995

Per share data:
Net income attributable to
common stockholders
Basic	$0.21	$(0.03)	$0.07	$0.04	$0.17	$0.24
Diluted	0.21	(0.03)	0.07	0.04	0.17	0.24

Funds from operations
Basic	$0.66	$0.84	$0.90	$0.92	$1.00	$0.96
Diluted	0.65	0.83	0.90	0.92	0.99	0.95

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2013	2014
Net income attributable to common stockholders	$46,551	$121,851
Depreciation and amortization	387,599	447,766
Loss (gain) on sales of properties, net	(52,495)	(13,079)
Noncontrolling interests	(13,614)	(20,259)
Unconsolidated entities	33,504	36,770
Funds from operations	$401,545	$573,049

Average common shares outstanding:
Basic	266,602	293,046
Diluted	269,580	294,590

Per share data:
Net income attributable to
common stockholders
Basic	$0.17	$0.42
Diluted	0.17	0.41

Funds from operations
Basic	$1.51	$1.96
Diluted	1.49	1.95

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
EBITDA Reconciliations:	2013	2013	2013	2013	2014	2014
Net income	$71,799	$7,181	$33,605	$25,696	$65,200	$87,854
Interest expense	110,734	110,844	116,542	124,485	120,956	121,099
Income tax expense (benefit)	2,763	1,215	3,077	435	2,260	1,569
Depreciation and amortization	187,122	200,477	242,981	243,380	233,318	214,449
EBITDA	$372,418	$319,717	$396,205	$393,996	$421,734	$424,971

Interest Coverage Ratio:
Interest expense	$110,734	$110,844	$116,542	$124,485	$120,956	$121,099
Non-cash interest expense	(3,494)	(1,237)	951	(264)	(330)	(1,649)
Capitalized interest	1,606	1,386	1,706	2,003	1,605	1,700
Total interest	108,846	110,993	119,199	126,224	122,231	121,150
EBITDA	$372,418	$319,717	$396,205	$393,996	$421,734	$424,971
Interest coverage ratio	3.42x	2.88x	3.32x	3.12x	3.45x	3.51x

Fixed Charge Coverage Ratio:
Total interest	$108,846	$110,993	$119,199	$126,224	$122,231	$121,150
Secured debt principal payments	11,432	13,277	15,297	16,132	15,455	15,803
Preferred dividends	16,602	16,602	16,602	16,531	16,353	16,352
Total fixed charges	136,880	140,872	151,098	158,887	154,039	153,305
EBITDA	$372,418	$319,717	$396,205	$393,996	$421,734	$424,971
Fixed charge coverage ratio	2.72x	2.27x	2.62x	2.54x	2.74x	2.77x

	Six Months Ended
	June 30,	June 30,
EBITDA Reconciliations:	2013	2014
Net income	$78,980	$153,054
Interest expense	221,578	242,055
Income tax expense (benefit)	3,978	3,830
Depreciation and amortization	387,599	447,766
EBITDA	$692,135	$846,705

Interest Coverage Ratio:
Interest expense	$221,578	$242,055
Non-cash interest expense	(4,731)	(1,980)
Capitalized interest	2,992	3,305
Total interest	219,839	243,380
EBITDA	$692,135	$846,705
Interest coverage ratio	3.15x	3.48x

Fixed Charge Coverage Ratio:
Total interest	$219,839	$243,380
Secured debt principal payments	24,596	31,258
Preferred dividends	33,203	32,705
Total fixed charges	277,638	307,343
EBITDA	$692,135	$846,705
Fixed charge coverage ratio	2.49x	2.76x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Reconciliations:	2013	2013	2013	2013	2014	2014
Net income	$309,183	$239,491	$219,590	$138,280	$131,682	$212,355
Interest expense	400,312	414,394	434,693	462,606	472,827	483,082
Income tax expense (benefit)	8,904	8,672	10,913	7,491	6,987	7,341
Depreciation and amortization	593,285	660,799	770,922	873,960	920,156	934,128
Stock-based compensation expense	17,728	17,607	18,971	20,177	17,336	29,320
Provision for loan losses	27,008	27,008	2,110	2,110	2,110	2,110
Loss (gain) on extinguishment of debt, net	(1,083)	(1,659)	(5,942)	(909)	(749)	(218)
Adjusted EBITDA	$1,355,337	$1,366,312	$1,451,257	$1,503,715	$1,550,349	$1,668,118

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$400,312	$414,394	$434,693	$462,606	$472,827	$483,082
Capitalized interest	8,964	8,211	7,362	6,700	6,700	7,014
Non-cash interest expense	(11,196)	(9,584)	(6,392)	(4,044)	(880)	(1,292)
Total interest	398,080	413,021	435,663	465,262	478,647	488,804
Adjusted EBITDA	$1,355,337	$1,366,312	$1,451,257	$1,503,715	$1,550,349	$1,668,118
Adjusted interest coverage ratio	3.40x	3.31x	3.33x	3.23x	3.24x	3.41x

Total interest	$398,080	$413,021	$435,663	$465,262	$478,647	$488,804
Secured debt principal payments	41,457	45,167	50,323	56,318	60,341	62,867
Preferred dividends	66,525	66,408	66,408	66,336	66,088	65,838
Total fixed charges	506,062	524,596	552,394	587,916	605,076	617,509
Adjusted EBITDA	$1,355,337	$1,366,312	$1,451,257	$1,503,715	$1,550,349	$1,668,118
Adjusted fixed charge coverage ratio	2.68x	2.60x	2.63x	2.56x	2.56x	2.70x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
NOI Reconciliations:	2013	2013	2013	2013	2014	2014
Total revenues:
Seniors housing triple-net	$189,349	$193,150	$203,764	$217,410	$220,388	$231,463
Seniors housing operating	328,081	370,995	466,294	452,030	456,319	468,914
Medical facilities	112,213	114,224	113,622	119,119	125,085	125,993
Non-segment/corporate	81	164	32	20	15	76
Total revenues	629,724	678,533	783,712	788,579	801,807	826,446
Property operating expenses:
Seniors housing operating	224,503	248,972	311,575	304,189	308,184	310,029
Medical facilities	28,320	28,986	30,345	29,922	33,247	33,725
Total property operating expenses	252,823	277,958	341,920	334,111	341,431	343,754
Net operating income:
Seniors housing triple-net	189,349	193,150	203,764	217,410	220,388	231,463
Seniors housing operating	103,578	122,023	154,719	147,841	148,135	158,885
Medical facilities	83,893	85,238	83,277	89,197	91,838	92,268
Non-segment/corporate	81	164	32	20	15	76
NOI	376,901	400,575	441,792	454,468	460,376	482,692
Reconciling items:
Interest expense	(108,838)	(109,465)	(115,792)	(124,265)	(120,833)	(121,065)
Gain (loss) on derivatives, net	(2,309)	2,716	(4,872)	(6)	-	(351)
Depreciation and amortization	(184,688)	(198,062)	(241,027)	(242,022)	(233,318)	(214,449)
General and administrative	(27,179)	(23,902)	(28,718)	(28,519)	(32,865)	(51,660)
Transaction costs	(65,980)	(28,136)	(23,591)	(15,693)	(952)	(7,040)
Gain (loss) on extinguishment of debt, net	308	-	4,068	(3,467)	148	(531)
Provision for loan losses	-	-	-	(2,110)	-	-
Income tax benefit (expense)	(2,763)	(1,215)	(3,077)	(435)	(2,260)	(1,569)
Income (loss) from unconsolidated entities	2,262	(5,461)	(331)	(4,659)	(5,556)	(11,516)
Income (loss) from discontinued operations, net	84,085	(29,869)	5,153	(7,596)	460	6,675
Gain (loss) on real estate dispositions, net	-	-	-	-	-	6,668
Preferred dividends	(16,602)	(16,602)	(16,602)	(16,531)	(16,353)	(16,352)
Loss (income) attributable to noncontrolling interests	(139)	913	3,688	2,308	1,175	327
	(321,843)	(409,083)	(421,101)	(442,995)	(410,354)	(410,863)
Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022	$71,829

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
NOI Reconciliations:	2013	2014
Total revenues:
Seniors housing triple-net	$382,498	$451,854
Seniors housing operating	699,076	925,233
Medical facilities	226,437	251,076
Non-segment/corporate	245	91
Total revenues	1,308,256	1,628,254
Property operating expenses:
Seniors housing operating	473,475	618,213
Medical facilities	57,305	66,972
Total property operating expenses	530,780	685,185
Net operating income:
Seniors housing triple-net	382,498	451,854
Seniors housing operating	225,601	307,020
Medical facilities	169,132	184,104
Non-segment/corporate	245	91
NOI	777,476	943,069
Reconciling items:
Interest expense	(218,303)	(241,898)
Gain (loss) on derivatives, net	407	(351)
Depreciation and amortization	(382,750)	(447,766)
General and administrative	(51,081)	(84,524)
Transaction costs	(94,116)	(7,993)
Gain (loss) on extinguishment of debt, net	308	(383)
Income tax benefit (expense)	(3,978)	(3,830)
Income (loss) from unconsolidated entities	(3,198)	(17,073)
Income (loss) from discontinued operations, net	54,215	7,135
Gain (loss) on real estate dispositions, net	-	6,668
Preferred dividends	(33,203)	(32,705)
Loss (income) attributable to noncontrolling interests	774	1,502
	(730,925)	(821,218)
Net income (loss) attributable to common stockholders	$46,551	$121,851

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Same Store Cash NOI Reconciliations:		2013	2013	2013	2013	2014	2014
Net operating income from continuing operations:
Seniors housing triple-net		$189,348	$193,150	$203,764	$217,410	$220,388	$231,463
Seniors housing operating		103,578	122,023	154,721	147,840	148,135	158,885
Medical facilities		83,894	85,238	83,277	89,198	91,838	92,268
Total		376,820	400,411	441,762	454,448	460,361	482,616
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(10,749)	(9,748)	(9,664)	(9,515)	(9,504)	(15,828)
NOI attributable to non same store properties		(7,887)	(9,234)	(17,827)	(30,710)	(31,816)	(35,439)
Subtotal		(18,636)	(18,982)	(27,491)	(40,225)	(41,320)	(51,267)
Seniors housing operating:
NOI attributable to non same store properties		(43,513)	(59,045)	(90,094)	(82,710)	(82,277)	(89,834)
Subtotal		(43,513)	(59,045)	(90,094)	(82,710)	(82,277)	(89,834)
Medical facilities:
Non-cash NOI on same store properties		(2,392)	(1,928)	(2,195)	(1,530)	(1,361)	(1,196)
NOI attributable to non same store properties		(7,555)	(9,511)	(9,000)	(13,713)	(15,971)	(16,627)
Subtotal		(9,947)	(11,439)	(11,195)	(15,243)	(17,332)	(17,823)
Same store cash net operating income:	Properties
Seniors housing triple-net	526	170,712	174,168	176,273	177,185	179,068	180,196
Seniors housing operating	116	60,065	62,978	64,627	65,130	65,858	69,051
Medical facilities	198	73,947	73,799	72,082	73,955	74,506	74,445
Total	840	$304,724	$310,945	$312,982	$316,270	$319,432	$323,692

Same Store Cash NOI Property Reconciliation:
Total Properties	1,157
Acquisitions	(233)
Developments	(27)
Held-for-sale	(5)
Segment transitions	(38)
Other(1)	(14)
Same store properties	840

(1) Includes nine land parcels and five loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Six Months Ended
		June 30,	June 30,
Same Store Cash NOI Reconciliations:		2013	2014
Net operating income from continuing operations:
Seniors housing triple-net		$382,498	$451,854
Seniors housing operating		225,601	307,020
Medical facilities		169,132	184,104
Total		777,231	942,978
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(20,497)	(25,332)
NOI attributable to non same store properties		(17,121)	(67,258)
Subtotal		(37,618)	(92,590)
Seniors housing operating:
Non-cash NOI on same store properties		-	-
NOI attributable to non same store properties		(102,558)	(172,111)
Subtotal		(102,558)	(172,111)
Medical facilities:
Non-cash NOI on same store properties		(4,319)	(2,557)
NOI attributable to non same store properties		(17,068)	(32,596)
Subtotal		(21,387)	(35,153)
Same store cash net operating income:	Properties
Seniors housing triple-net	526	344,880	359,264
Seniors housing operating	116	123,043	134,909
Medical facilities	198	147,745	148,951
Total	840	$615,668	$643,124

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

Recent attention on skilled nursing facility (“SNF”) billing practices and payments and ongoing government pressure to reduce spending by government health care programs could also result in lower payments to our operators.  The Department of Health and Human Services (“HHS”), Office of Inspector General (“OIG”) has released several reports focusing on SNFs’ billing practices.  In the OIG’s March 2014 Compendium of Priority Recommendations, a report that highlights OIG’s previous recommendations for which corrective action has not been completed, the OIG cited its prior December 2010 and November 2012 reports addressing questionable billing practices by SNFs.  The OIG continues to recommend, among other things, monitoring overall Medicare payments to SNFs and adjusting rates as necessary, including monitoring of compliance with new therapy assessments, and following up on SNFs that billed in error or who have known questionable billing practices.

Additionally, on June 4, 2014, the OIG released a report finding that the Centers for Medicare and Medicaid Services (“CMS”) inappropriately paid $4.3 million to long-term care hospitals (“LTCHs”) in 2010 and 2011, as a result of certain readmissions practices.  The OIG recommended that CMS review program safeguards.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Budget Act also extended the 2% sequestration cuts for Medicare through 2023, and a bill signed by the President on February 15, 2014, further extended these cuts for an additional year, through fiscal year 2024.  The Budget Act included the Pathway for SGR Reform Act of 2013 (“SGR Reform”).  SGR Reform implemented several changes to the Medicare payment rules for LTCHs.  For a discharge in cost reporting periods beginning on or after October 1, 2015, specified cases in LTCHs will receive the “applicable” site‐neutral payment rate. Specifically, payment rates will be blended for discharges in cost reporting periods beginning in fiscal year 2016 and fiscal year 2017, consisting of half of the site neutral payment rate and half of the payment rate that would otherwise apply, and then shift to all site‐neutral payments in fiscal year 2018.  Patients with a three‐day stay in an intensive care unit (“ICU”) prior to LTCH admission or ventilator patients with at least 96 hours are exempted from the lower site‐neutral payments if the discharge does not have a principal diagnosis relating to a psychiatric diagnosis or to rehabilitation.  Beginning in fiscal year 2020, LTCHs are to maintain at least 50% of patients that are excluded from the site-neutral payments.   SGR Reform also requires MedPAC to conduct a study and submit a report to Congress by June 30, 2019 that includes recommendations that address these changes to the LTCH payment policies.  Additionally, beginning in fiscal year 2016, calculation of length of stay requirements for LTCHs will exclude any patients for whom payment is made (i)  at the site-neutral payment rate and (ii) under  any Medicare Advantage plan.  SGR Reform also delayed implementation of the 25% rule for another three years, and the Secretary of HHS must issue a report in two years on the need for any further extension or modifications to the 25% rule.  Finally, SGR Reform reinstituted a moratorium on new LTCHs or any increase in LTCH beds from January 1, 2015 through September 30, 2017.

On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“Access to Medicare Act”) was enacted.  The Access to Medicare Act extends the 0.5% update to the calendar year 2014 Medicare Physician Fee Schedule through December 31, 2014 and replaces it with a 0% update from January 1 through March 31, 2015.  The Access to Medicare Act also realigns the fiscal year 2024 Medicare sequestration amounts so that there will be a 4% sequester for the first six months and a 0% sequester for the second six months, instead of a 2% sequester for the full twelve-month period.  Additionally, the Access to Medicare Act extends the historical therapy cap waiver and exceptions process through March 31, 2015 and implements value-based purchasing for skilled nursing services.  Beginning in fiscal year 2019, 2% of skilled nursing payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to skilled nursing facilities through value-based payments.  SNFs will begin reporting a readmissions rate measure by October 1, 2015 and a resource use measure by October 1, 2016.  Both measures will be publicly available by October 1, 2017.

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

On April 30, 2014, CMS released a proposed rule for the Medicare Inpatient Prospective Payment System (“IPPS”), which sets forth proposed acute care and long-term care hospital payment rate changes for the 2015 fiscal year.  Under the proposed rule, Medicare rates for acute care hospitals would increase by 1.3%, accounting for adjustments, such as the multifactor productivity adjustment.  If a hospital fails to submit quality data as required by the Hospital Inpatient Quality Reporting Program, it will be subject to a reduction of one-quarter of the market basket update.  Hospitals that are not meaningful electronic health record (“EHR”) users will be subject to an additional reduction of one-quarter of the market basket update in fiscal year 2015.  In combination with other proposed payment policies, such as an increase to 3% of the maximum reduction applicable under the Hospital Readmissions Reduction Program, CMS estimates that total Medicare spending on inpatient hospital services will decrease by approximately $241 million in fiscal year 2015.  CMS anticipates a net payment rate increase of 0.8%, from fiscal year 2014 rates, or $44 million, for LTCHs, accounting for adjustments.

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

On July 3, 2014, CMS issued a proposed rule outlining payment policies and rates for the Medicare Physician Fee Schedule (“PFS”) for calendar year 2015.  While the proposed rule does not include proposals or announcements on the PFS update or SGR, as

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

these calculations are determined under a prescribed statutory formula that cannot be changed by CMS, the proposed rule does state that CMS expects payments for chronic care management services to have a positive effect on family practice, internal medicine, and geriatrics.

Also on July 3, 2014, CMS issued a proposed rule outlining payment policies and rates for hospital outpatient departments (“HOPD”) and ambulatory surgery centers (“ASC”) for calendar year 2015.  As part of this rule, CMS proposes to apply a net 2.1% HOPD payment increase and a net 1.2% ASC payment increase.

Other Related Laws

United Kingdom

Service Standards and Notification Obligations

Failure to comply with the notification provisions under the Care Quality Commission (Registration) Regulations 2009 is an offense and a person guilty of an offense is liable on summary conviction to a fine of up to £2,500.  There is a proposal under discussion to increase this penalty to £10,000.

Regulatory Oversight and Inspections

The Care Act 2014 sets out certain provisions which are not yet in force concerning (among others):

•         The duty of a local authority to meet the needs of an adult for care and support and a carer’s needs where the registered care provider is unable to carry on a regulated activity because of business failure;

•         The duty of the Care Quality Commission (“CQC”) to assess the financial sustainability of providers subject to its regulatory regime with a view to identifying any threats that such providers may face to their financial sustainability. Where the CQC identifies a significant risk to financial sustainability it can require the provider to develop a sustainability plan setting out the provider’s plan to mitigate or eliminate risk or require the provider to organize an independent review of the business with the costs being recovered from the provider; and

•         A new offence where certain registered care providers supply, publish or make available information that is false or misleading in a material respect.

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

There is a proposal for an EU Data Protection Regulation which would replace the Data Protection Directive and impose a significant number of new obligations including, among others, a requirement to appoint data protection officers, having detailed documentation on the processing of personal data, carrying out privacy impact assessments in certain circumstances, providing standardised data protection notices, reporting security breaches without undue delay, and providing certain rights to individuals such as a right of erasure of personal data. The EU Data Protection Regulation is to have significant enforcement powers with fines proposed by the European Commission of up 2% of annual worldwide turnover and with fines proposed by the European Parliament of up to 5% of annual worldwide turnover or €100 million whichever is the greater. The EU Data Protection Regulation may be adopted sometime in 2015 with EU Member States possibly having two years to implement the Regulation.

Canada

     Retirement homes and long-term care facilities are subject to regulation, and long-term care facilities may receive funding, under provincial law.  There is no federal regulation in this area.  Set out below are summaries of the principal regulatory requirements in the provinces where we have a material number of facilities.

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

                The B.C. Act also creates a separate regime for regulating “assisted living residences,” which are facilities providing at least one but not more than two prescribed care services. Assisted living residences are designed for those who can live independently, but who require assistance with certain activities.  There are designated assisted living suites in four REIT properties. Unlike community care facilities, assisted living residences must be registered with the registrar of assisted living residences, but do not require a license. Nevertheless, assisted living residences must be operated in a manner that does not jeopardize the health or safety of its residents. If the registrar has reason to believe a residence is not being operated in accordance with this standard, the registrar may inspect the assisted living residence and may suspend or cancel a registration.

                Some assisted living residences receive government funding to provide in whole or in part subsidized units, while other residences are entirely private-pay facilities.  Subsidized programs are presently offered through Independent Living BC projects, through the BC Housing program, with local health authorities awarding contracts to providers through advertised requests for proposals for the development and/or delivery of assisted living services to limited numbers of publicly-subsidized residents.  To the extent that policy or legislative changes may decrease government reimbursement to our operators and tenants, our revenue and operations may be adversely affected.  Further, the failure to obtain these contracts, or the loss of these contracts, could adversely affect operations and revenue.

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

                In British Columbia, private Independent Living Facilities (the majority of the facilities subject to the REIT) do not generally receive government funding and are not regulated beyond landlord-tenant law.

     Other Related Laws

     Privacy

     All but three provinces of Canada have passed privacy laws specific to personal health information and regulating the collection, use and disclosure of such information. There are privacy laws governing activities involving personal information in the three provinces without health information specific legislation (British Columbia, Quebec and Prince Edward Island) as well as in the other provinces. Whether any particular privacy law applies to a seniors housing facility depends on the type of its licensure, which complicates the application of privacy law and the assessment of risk related to privacy breaches by such facilities.  Another complicating factor is the identification of the “custodian” responsible for privacy law compliance, which as between the owner and operator of a facility may be a matter of contract rather than legislation. In some provinces, health care services are provided by or through public bodies, which are subject to different privacy laws than those applicable in the private sector.  Providing services on behalf of a public body may impact the privacy law requirements of seniors housing facilities and their ability to process and store personal health information outside of Canada.

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

Some privacy regulators in Canada have order-making authority and others are ombudspersons who make recommendations which may only be enforced by a court. Under a number of privacy laws, a finding by a regulator that a custodian has breached the law creates a right to apply to a court for money damages.  In some provinces there is a statutory civil cause of action for breach of privacy. In other provinces, the courts have recognized a limited common law cause of action for breach of privacy.

The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  Speaking generally, penalties do not include imprisonment or at least to date, the significant fines and damages that have been ordered or awarded in some other jurisdictions. Class actions have been certified in cases involving a breach of privacy law by a health care organization, however it is too early to identify the range of damages such organizations may anticipate where the action is successful. In one such action that was settled,  no one in the class has yet demonstrated the harm required to collect damages.  There has yet to be a determination in other class actions based on a privacy breach by employees of a health information custodian.  Privacy regulators have the authority to make public the identity of organizations that have been found to have committed a breach, so that there is a reputational risk associated with privacy law violations, even where there are no monetary damages incurred. The notification of affected individuals (mandatory under some privacy laws) and other activities required to manage a privacy breach can give rise to significant costs including for: retaining contract staff or diverting staff from their regular duties; forensic information technology and other third party professional services (public relations, legal counsel); disciplining staff and managing union or other responses; the cost of any required upgrade of information technology assets and the implementation of new policies and procedures to prevent a reoccurrence of the breach.

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

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	June 30, 2014		December 31, 2013
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,450,107	$(469,536)	$7,421,707	$(408,790)
Secured debt	2,589,447	(93,214)	2,787,236	(102,211)
Totals	$10,039,554	$(562,750)	$10,208,943	$(511,001)

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At June 30, 2014, we had $956,949,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $9,569,000. At December 31, 2013, we had $1,089,362,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $10,894,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impacts the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2014, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $1,000,000 annualized.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than the U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$(5,686)	$2,884	$4,006	$(2,964)
Debt designated as hedges	1,175,000	8,000	1,146,596	8,002
Totals	$1,169,314	$10,884	$1,150,602	$5,038

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On June 9, 2014, we issued 8,016 shares of our common stock to a national medical office partner pursuant to the terms of our strategic partnership.  The shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended, upon such partnership earning acquisition fees in connection with the acquisition of medical office buildings.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 through April 30, 2014	-	$-
May 1, 2014 through May 31, 2014	-	-
June 1, 2014 through June 30, 2014	93,117	62.67
Totals	93,117	$62.67

(1) During the three months ended June 30, 2014, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

None.

Item 6. Exhibits

3.1              Certificate of Amendment of Second Restated Certificate of Incorporation of the company (filed with the Securities and Exchange Commission as Exhibit 3.1 to the company’s Form 8-K filed May 6, 2014 (File No. 001-08923), and incorporated herein by reference thereto).

10.1            Credit Agreement dated as of July 25, 2014 by and among the company; the lenders listed therein; KeyBank National Association, as administrative agent, L/C issuer and a swingline lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A, as co-syndication agents; Deutsche Bank Securities Inc., as documentation agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as U.S. joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and RBC Capital Markets, as Canadian joint lead arrangers; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint book runners (filed with the Securities and Exchange Commission as Exhibit 10.1 to the company’s Form 8-K filed July 31, 2014 (File No. 001-08923), and incorporated herein by reference thereto).

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.
Date: August 1, 2014	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2014	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2014	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)