Form 10-Q
period 2014-09-30
HEALTH CARE REIT INC /DE/
filed 2014-11-04
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-8923

HEALTH CARE REIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2014, the registrant had 327,674,096 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$1,971,513	$1,878,877
Buildings and improvements	21,310,165	20,625,515
Acquired lease intangibles	1,092,367	1,070,754
Real property held for sale, net of accumulated depreciation	47,463	18,502
Construction in progress	179,356	141,085
Gross real property owned	24,600,864	23,734,733
Less accumulated depreciation and amortization	(2,959,813)	(2,386,658)
Net real property owned	21,641,051	21,348,075
Real estate loans receivable	318,221	332,146
Net real estate investments	21,959,272	21,680,221
Other assets:
Investments in unconsolidated entities	656,213	479,629
Goodwill	68,321	68,321
Deferred loan expenses	72,083	70,875
Cash and cash equivalents	998,678	158,780
Restricted cash	118,167	72,821
Receivables and other assets	668,988	553,310
Total other assets	2,582,450	1,403,736
Total assets	$24,541,722	$23,083,957

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$-	$130,000
Senior unsecured notes	7,305,414	7,379,308
Secured debt	2,893,814	3,058,248
Capital lease obligations	83,614	84,458
Accrued expenses and other liabilities	677,042	640,573
Total liabilities	10,959,884	11,292,587
Redeemable noncontrolling interests	76,416	35,039
Equity:
Preferred stock	1,006,250	1,017,361
Common stock	327,433	289,461
Capital in excess of par value	14,665,449	12,418,520
Treasury stock	(35,241)	(21,263)
Cumulative net income	2,637,033	2,329,869
Cumulative dividends	(5,358,834)	(4,600,854)
Accumulated other comprehensive income (loss)	(52,704)	(24,531)
Other equity	6,223	6,020
Total Health Care REIT, Inc. stockholders’ equity	13,195,609	11,414,583
Noncontrolling interests	309,813	341,748
Total equity	13,505,422	11,756,331
Total liabilities and equity	$24,541,722	$23,083,957

NOTE: The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
	Revenues:
	Rental income	$354,148	$308,512	$1,038,451	$900,028
	Resident fees and services	482,412	466,127	1,406,316	1,164,446
	Interest income	9,344	7,629	26,871	24,325
	Other income	1,619	1,443	4,139	3,168
	Total revenues	847,523	783,711	2,475,777	2,091,967
	Expenses:
	Interest expense	118,435	116,020	360,334	334,321
	Property operating expenses	355,157	341,921	1,040,342	872,701
	Depreciation and amortization	200,970	241,027	648,737	623,777
	General and administrative	30,803	28,718	115,327	79,799
	Transaction costs	13,554	23,591	21,546	117,707
	Loss (gain) on derivatives, net	49	4,872	400	4,465
	Loss (gain) on extinguishment of debt, net	2,692	(4,068)	3,075	(4,376)
	Other expenses	10,262	-	10,262	-
	Total expenses	731,922	752,081	2,200,023	2,028,394

	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	115,601	31,630	275,754	63,573
	Income tax (expense) benefit	10,198	(3,077)	6,369	(7,055)
	Income (loss) from unconsolidated entities	(2,632)	(331)	(19,705)	(3,529)
	Income (loss) from continuing operations	123,167	28,222	262,418	52,989
	Discontinued operations:
	Gain (loss) on sales of discontinued properties, net	-	4,707	6,411	57,202
	Income (loss) from discontinued operations, net	-	676	724	2,397
	Discontinued operations, net	-	5,383	7,135	59,599

	Gain (loss) on real estate dispositions, net	29,604	-	36,272	-
	Net income	152,771	33,605	305,825	112,588
Less:	Preferred stock dividends	16,352	16,602	49,057	49,805
Less:	Net income (loss) attributable to noncontrolling interests(1)	164	(3,688)	(1,339)	(4,462)
	Net income (loss) attributable to common stockholders	$136,255	$20,691	$258,107	$67,245

	Average number of common shares outstanding:
	Basic	311,117	286,020	299,137	273,148
	Diluted	312,812	288,029	300,645	275,247

	Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.44	$0.05	$0.84	$0.03
	Discontinued operations, net	-	0.02	0.02	0.22
	Net income (loss) attributable to common stockholders*	$0.44	$0.07	$0.86	$0.25

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.44	$0.05	$0.83	$0.03
	Discontinued operations, net	-	0.02	0.02	0.22
	Net income (loss) attributable to common stockholders*	$0.44	$0.07	$0.86	$0.24

	Dividends declared and paid per common share	$0.795	$0.765	$2.385	$2.295

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$152,771	$33,605	$305,825	$112,588

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	-	(260)	389	(346)
Unrealized gains (losses) on cash flow hedges	455	473	1,327	1,416
Foreign currency translation gain (loss)	(42,664)	25,693	(39,444)	(18,164)
Total other comprehensive income (loss)	(42,209)	25,906	(37,728)	(17,094)

Total comprehensive income (loss)	110,562	59,511	268,097	95,494
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(7,984)	(3,881)	(10,894)	(9,109)
Total comprehensive income (loss) attributable to common stockholders	$118,546	$63,392	$278,991	$104,603

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended September 30, 2014
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,017,361	$289,461	$12,418,520	$(21,263)	$2,329,869	$(4,600,854)	$(24,531)	$6,020	$341,748	$11,756,331
Comprehensive income:
Net income (loss)					307,164				(1,318)	305,846
Other comprehensive income							(28,173)		(9,555)	(37,728)
Total comprehensive income										268,118
Net change in noncontrolling interests			(7,818)						(21,062)	(28,880)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		3,614	212,718	(13,978)				(486)		201,868
Proceeds from issuance of common stock		33,925	2,030,476							2,064,401
Equity component of convertible debt		200	675							875
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								689		689
Cash dividends paid:
Common stock cash dividends						(708,923)				(708,923)
Preferred stock cash dividends						(49,057)				(49,057)
Balances at end of period	$1,006,250	$327,433	$14,665,449	$(35,241)	$2,637,033	$(5,358,834)	$(52,704)	$6,223	$309,813	$13,505,422

	Nine Months Ended September 30, 2013
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,022,917	$260,396	$10,543,690	$(17,875)	$2,184,819	$(3,694,579)	$(11,028)	$6,461	$225,718	$10,520,519
Comprehensive income:
Net income (loss)					117,050				(2,345)	114,705
Other comprehensive income							(12,447)		(4,647)	(17,094)
Total comprehensive income										97,611
Net change in noncontrolling interests		1,109	23,410						135,230	159,749
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,756	176,840	(3,388)				(1,448)		174,760
Proceeds from issuance of common stock		23,000	1,607,281							1,630,281
Equity component of convertible debt		988	(1,543)							(555)
Option compensation expense								851		851
Cash dividends paid:
Common stock cash dividends						(618,992)				(618,992)
Preferred stock cash dividends						(49,805)				(49,805)
Balances at end of period	$1,022,917	$288,249	$12,349,678	$(21,263)	$2,301,869	$(4,363,376)	$(23,475)	$5,864	$353,956	$11,914,419

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$305,825	$112,588
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	648,737	630,579
Other amortization expenses	5,626	6,662
Stock-based compensation expense	26,108	16,650
Loss (gain) on derivatives, net	400	4,465
Loss (gain) on extinguishment of debt, net	3,075	(4,376)
Loss (income) from unconsolidated entities	19,705	3,529
Rental income in excess of cash received	(51,017)	(31,226)
Amortization related to above (below) market leases, net	503	313
Loss (gain) on sales of properties, net	(42,683)	(57,202)
Distributions by unconsolidated entities	8,883	-
Increase (decrease) in accrued expenses and other liabilities	(19,259)	9,646
Decrease (increase) in receivables and other assets	(51,734)	(65,721)
Net cash provided from (used in) operating activities	854,169	625,907

Investing activities:
Cash disbursed for acquisitions	(991,315)	(3,093,347)
Cash disbursed for capital improvements to existing properties	(86,324)	(82,519)
Cash disbursed for construction in progress	(140,829)	(178,850)
Capitalized interest	(5,084)	(4,698)
Investment in real estate loans receivable	(79,264)	(77,336)
Other investments, net of payments	(39,202)	(16,589)
Principal collected on real estate loans receivable	46,268	85,555
Contributions to unconsolidated entities	(246,794)	(381,667)
Distributions by unconsolidated entities	38,261	31,699
Proceeds from (payments on) derivatives	-	60,909
Decrease (increase) in restricted cash	(45,346)	68,796
Proceeds from sales of real property	442,733	385,493
Net cash provided from (used in) investing activities	(1,106,896)	(3,202,554)

Financing activities:
Net increase (decrease) under unsecured lines of credit arrangements	(130,000)	834,050
Proceeds from issuance of senior unsecured notes	-	497,862
Payments to extinguish senior unsecured notes	(47,591)	(217,615)
Net proceeds from the issuance of secured debt	98,100	85,140
Payments on secured debt	(286,162)	(575,373)
Net proceeds from the issuance of common stock	2,260,908	1,792,552
Decrease (increase) in deferred loan expenses	(17,429)	(12,398)
Contributions by noncontrolling interests(1)	5,572	5,350
Distributions to noncontrolling interests(1)	(30,909)	(22,502)
Acquisitions of noncontrolling interests	(1,175)	(23,247)
Cash distributions to stockholders	(757,980)	(668,797)
Other financing activities	(844)	(1,710)
Net cash provided from (used in) financing activities	1,092,490	1,693,312
Effect of foreign currency translation on cash and cash equivalents	135	14,409
Increase (decrease) in cash and cash equivalents	839,898	(868,926)
Cash and cash equivalents at beginning of period	158,780	1,033,764
Cash and cash equivalents at end of period	$998,678	$164,838

Supplemental cash flow information:
Interest paid	$365,738	$342,739
Income taxes paid	16,672	5,146

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of September 30, 2014, our diversified portfolio consisted of 1,246  properties in 46 states, the United Kingdom, and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily an indication of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Triple-net Activity

		Nine Months Ended
	(In thousands)	September 30, 2014(1)	September 30, 2013
	Land and land improvements	$36,427	$56,665
	Buildings and improvements	303,273	211,903
	Total assets acquired	339,700	268,568
	Non-cash acquisition related activity	(1,937)	-
	Cash disbursed for acquisitions	337,763	268,568
	Construction in progress additions	79,668	103,951
Less:	Capitalized interest	(3,258)	(3,337)
	Foreign currency translation	116	-
	Cash disbursed for construction in progress	76,526	100,614
	Capital improvements to existing properties	13,481	27,819
	Total cash invested in real property, net of cash acquired	$427,770	$397,001

(1) Includes acquisitions with an aggregate purchase price of $83,615,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

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

		Nine Months Ended
	(In thousands)	September 30, 2014(1)	September 30, 2013
	Land and land improvements	$40,764	$437,046
	Building and improvements	224,936	4,214,254
	Acquired lease intangibles	10,021	377,929
	Construction in progress	27,957	-
	Restricted cash	-	41,524
	Receivables and other assets	5,679	81,546
	Total assets acquired(2)	309,357	5,152,299
	Secured debt	(12,846)	(1,261,093)
	Accrued expenses and other liabilities	(17,011)	(86,412)
	Total liabilities assumed	(29,857)	(1,347,505)
	Noncontrolling interests	-	(230,441)
	Non-cash acquisition related activity(3)	-	(856,103)
	Cash disbursed for acquisitions	279,500	2,718,250
	Construction in progress additions	6,984	1,521
Less:	Capitalized interest	(293)	(18)
	Foreign currency translation	(810)	-
	Cash disbursed for construction in progress	5,881	1,503
	Capital improvements to existing properties	52,177	36,813
	Total cash invested in real property, net of cash acquired	$337,558	$2,756,566

(1) Includes acquisitions with an aggregate purchase price of $262,935,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $8,476,000 and $87,406,000 of cash acquired during the nine months ended September 30, 2014 and 2013, respectively.
(3) Represents Sunrise loan and noncontrolling interests acquisitions.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Medical Facilities Activity

		Nine Months Ended
	(In thousands)	September 30, 2014 (1)	September 30, 2013
	Land and land improvements	$29,588	$-
	Buildings and improvements	471,410	144,708
	Acquired lease intangibles	17,440	-
	Restricted cash	-	505
	Receivables and other assets	1,245	151
	Total assets acquired	519,683	145,364
	Secured debt	(50,500)	(26,300)
	Accrued expenses and other liabilities	(9,308)	(479)
	Total liabilities assumed	(59,808)	(26,779)
	Non-controlling interests	(39,987)	-
	Non-cash acquisition activity(2)	(45,836)	(12,056)
	Cash disbursed for acquisitions	374,052	106,529
	Construction in progress additions	71,245	87,882
Less:	Capitalized interest	(1,533)	(1,343)
	Accruals(3)	(11,290)	(9,806)
	Cash disbursed for construction in progress	58,422	76,733
	Capital improvements to existing properties	20,666	17,887
	Total cash invested in real property	$453,140	$201,149

(1) Includes acquisitions with an aggregate purchase price of $500,177,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

(2) For the nine month period ended September 30, 2014, relates to an acquisition of assets previously financed as real estate loans.  Please refer to Note 6 for additional information.  For the nine month period ended September 30, 2013, relates to an asset swap transaction. Please refer to Note 5 for additional information.

(3) Represents non-cash accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Development projects:
Seniors housing triple-net	$71,569	$105,265
Medical facilities	56,807	78,839
Total development projects	128,376	184,104
Expansion projects	17,586	14,229
Total construction in progress conversions	$145,962	$198,333

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013
Assets:
In place lease intangibles	$950,256	$937,357
Above market tenant leases	61,753	55,939
Below market ground leases	61,593	59,165
Lease commissions	18,765	18,293
Gross historical cost	1,092,367	1,070,754
Accumulated amortization	(749,847)	(571,008)
Net book value	$342,520	$499,746

Weighted-average amortization period in years	18.8	16.7

Liabilities:
Below market tenant leases	$79,555	$76,381
Above market ground leases	6,709	9,490
Gross historical cost	86,264	85,871
Accumulated amortization	(39,147)	(34,434)
Net book value	$47,117	$51,437

Weighted-average amortization period in years	13.2	14.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Rental income related to above/below market tenant leases, net	$179	$235	$423	$596
Property operating expenses related to above/below market ground leases, net	(317)	(303)	(926)	(909)
Depreciation and amortization related to in place lease intangibles and lease commissions	(46,366)	(78,782)	(185,363)	(168,441)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2014	$40,573	$3,328
2015	66,906	6,498
2016	31,821	7,264
2017	23,183	5,725
2018	20,761	5,380
Thereafter	159,276	18,922
Total	$342,520	$47,117

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions or the exercise of tenant purchase options.  Of our total sales proceeds, $48,332,000 was deposited in an Internal Revenue Code Section 1031 exchange escrow account with a

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

qualified intermediary.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Real property dispositions:
Seniors housing triple-net	$56,713	$138,650
Medical facilities	343,337	201,845
Total dispositions	400,050	340,495
Gain (loss) on sales of real property, net	42,683	57,202
Non-cash disposition activity(1)	-	(12,204)
Proceeds from real property sales	$442,733	$385,493

(1) Represents non-cash consideration surrendered in an asset swap transaction. Please see Note 3 for additional information.

Discontinued Operations

As discussed in Note 2, we adopted ASU 2014-08 effective January 1, 2014. During the nine months ended September 30, 2014, we sold seniors housing triple-net properties previously held for sale with a balance of $18,502,000 for a gain of $6,411,000. We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at January 1, 2014 to discontinued operations.  The following illustrates the reclassification impact as reported in our Consolidated Statements of Comprehensive Income as a result of classifying these properties as discontinued operations for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$-	$4,027	$881	$15,603
Expenses:
Interest expense	-	522	157	3,799
Property operating expenses	-	875	-	2,605
Provision for depreciation	-	1,954	-	6,802
Total expenses	-	3,351	157	13,206
Income (loss) from discontinued operations, net	$-	$676	$724	$2,397

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$5,495	$12,076	$28,121	$35,995
Expenses:
Interest expense	217	1,853	5,322	4,143
Property operating expenses	39	673	1,243	1,753
Provision for depreciation	1,335	3,238	7,404	9,717
Total expenses	1,591	5,764	13,969	15,613
Income (loss) from real estate dispositions, net	$3,904	$6,312	$14,152	$20,382

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Seniors			Seniors
	Housing	Medical		Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$10,674	$-	$10,674	$27,392	$4,095	$31,487
Draws on existing loans	48,055	20,535	68,590	42,772	3,077	45,849
Net cash advances on real estate loans	58,729	20,535	79,264	70,164	7,172	77,336
Receipts on real estate loans receivable:
Loan payoffs	3,950	62,608	66,558	65,768	646	66,414
Principal payments on loans	21,306	4,240	25,546	16,972	2,169	19,141
Sub-total	25,256	66,848	92,104	82,740	2,815	85,555
Less: Non-cash activity(1)	-	(45,836)	(45,836)	-	-	-
Net cash receipts on real estate loans	25,256	21,012	46,268	82,740	2,815	85,555
Net cash advances (receipts) on real estate loans	33,473	(477)	32,996	(12,576)	4,357	(8,219)
Change in balance due to foreign currency translation	(1,085)	-	(1,085)	765	-	765
Net change in real estate loans receivable	$32,388	$(46,313)	$(13,925)	$(11,811)	$4,357	$(7,454)

(1) Represents an acquisition of assets previously financed as a real estate loan. Please see Note 3 for additional information.

We recorded no provision for loan losses during the nine months ended September 30, 2014.  At September 30, 2014, there were no real estate loans with outstanding balances on non-accrual status and no allowances for loan losses were recorded.

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

     During the three months ended June 30, 2012, we entered into a joint venture with Chartwell Retirement Residences (TSX:CSH.UN).  During the three months ended September 30, 2014, one of the joint venture properties was sold and the related gain was recognized in income from unconsolidated entities.  The portfolio now contains 41 properties in Canada, 38 of which are owned 50% by us and Chartwell, and three of which we wholly own. All properties are managed by Chartwell.  Our investment in the 38 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $8,052,000 at September 30, 2014 is primarily attributable to transaction costs that

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

will be amortized over the weighted-average useful life of the related properties and included in the reported amount of income from unconsolidated entities.

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

      During the three months ended March 31, 2014, we invested $214,832,000 for a 46.79% interest in a joint venture with Senior Resource Group (“SRG”) and the Public Sector Pension Investment Board.  The joint venture owns 10 properties located in major metropolitan markets in Arizona, California and Colorado.  The properties owned by the joint venture are operated by SRG.  Our investment in the 10 properties is recorded as an investment in unconsolidated entities on the balance sheet. The aggregate remaining unamortized basis difference of our investment in this joint venture of $169,266,208 at September 30, 2014 is primarily attributable to appreciation of the underlying properties as well as transaction costs, and will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

      The results of operations for those investments accounted for under the equity method have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our Consolidated Statements of Comprehensive Income as income or loss from unconsolidated entities.

8. Credit Concentration

     The following table summarizes certain information about our credit concentration as of September 30, 2014 (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties(2)	Investment(2)	Investment(3)
Sunrise Senior Living(4)	132	$4,142,650	19%
Genesis HealthCare	180	2,670,981	12%
Revera(4)	48	1,084,547	5%
Benchmark	39	924,285	4%
Belmont Village	19	826,674	4%
Remaining portfolio	762	12,310,135	56%
Totals	1,180	$21,959,272	100%

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

9. Borrowings Under Credit Facilities and Related Items

     On July 25, 2014, we closed on a new primary unsecured credit facility with a consortium of 28 banks that includes a $2,500,000,000 revolving credit line, a $500,000,000 term loan and a $250,000,000 Canadian denominated term loan.  We have an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature.  The facility also allows us to borrow up to $500,000,000 in alternate currencies (none outstanding at September 30, 2014).  Borrowings under the revolver are subject to interest payable at the applicable margin over LIBOR interest rate (1.204% at September 30, 2014). The applicable margin is based on certain of our debt ratings and was 1.05% at September 30, 2014.  Borrowings under the term loans are subject to interest payable at the applicable margin over LIBOR for the U.S. tranche and CDOR for the Canadian tranche based on our current credit ratings.  The applicable margin was 1.15% at September 30, 2014.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.20% at September 30, 2014.  The new facility provides us with additional borrowing capacity and extends the agreement to October 31, 2018.  It can be extended for an additional year at our option.

     The following information relates to aggregate borrowings under the primary unsecured credit facility for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance outstanding at quarter end	$-	$847,670	$-	$847,670
Maximum amount outstanding at any month end	$235,000	$1,019,050	$637,000	$1,019,050
Average amount outstanding (total of daily
principal balances divided by days in period)	$100,380	$562,978	$253,681	$527,890
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.67%	1.51%	1.40%	1.43%

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At September 30, 2014, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2014	$-	$50,367	$50,367
2015	250,000	407,611	657,611
2016	700,000	395,659	1,095,659
2017	450,000	353,801	803,801
2018	1,173,055 (4,5)	432,209	1,605,264
Thereafter	4,769,273 (6)	1,222,073	5,991,346
Totals	$7,342,328	$2,861,720	$10,204,048

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.3% to 6.5%.
(3) Annual interest rates range from 1.0% to 8.0%. Carrying value of the properties securing the debt totaled $5,121,039,000 at September 30, 2014.

(4) On July 30, 2012, we completed funding on a $250,000,000 Canadian denominated unsecured term loan (approximately $223,055,000 based on the Canadian/U.S. Dollar exchange rate in effect on September 30, 2014).  This loan was refinanced on July 25, 2014.  See Note 9 for additional information.

(5) On January 8, 2013, we completed funding on a $500,000,000 unsecured term loan. This loan was refinanced on July 25, 2014. See Note 9 for additional information.

(6) On November 20, 2013, we completed the sale of £550,000,000 (approximately $891,825,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2014) of 4.8% senior unsecured notes due 2028.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2014		September 30, 2013
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$7,421,707	4.400%	$5,894,403	4.675%
Debt issued	-	0.000%	500,000	1.552%
Debt redeemed	(47,660)	3.000%	(219,285)	3.000%
Foreign currency	(31,719)	3.892%	-	0.000%
Ending balance	$7,342,328	4.388%	$6,175,118	4.480%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2014		September 30, 2013
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,010,711	5.09%	$2,311,586	5.14%
Debt issued	98,100	3.23%	85,140	5.05%
Debt assumed	62,505	3.11%	1,241,898	4.11%
Debt extinguished	(240,355)	5.66%	(535,367)	3.52%
Principal payments	(45,807)	4.97%	(40,006)	5.27%
Foreign currency	(23,434)	3.78%	2,672	4.04%
Ending balance	$2,861,720	4.94%	$3,065,923	5.08%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2014, we were in compliance with all of the covenants under our debt agreements.

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

     I nterest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $613,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

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

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2014	December 31, 2013
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$600,000	$600,000
Denominated in Pounds Sterling	£350,000	£350,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£550,000	£550,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$9,000	$-
Denominated in Pounds Sterling	£50,000	£-

Derivative instruments not designated:
Denominated in Canadian Dollars	$918,000	$-

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$(4)	$(4)	$(11)	$(12)

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(459)	(477)	(1,338)	(1,428)

Gain (loss) on forward exchange contracts recognized in income	Gain (loss) on derivatives, net	(49)	(4,872)	(400)	(4,465)

Gain on release of cumulative translation adjustment related to net investment hedge of an equity investment	Income (loss) from unconsolidated entities	528	-	528	-

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	12,880	(110,404)	6,833	(19,867)

12. Commitments and Contingencies

     At September 30, 2014, we had six outstanding letter of credit obligations totaling $10,769,000 and expiring between 2014 and 2015.  At September 30, 2014, we had outstanding construction in process of $179,356,000 and were committed to providing additional funds of approximately $217,337,000 to complete construction. Purchase obligations at September 30, 2014 include $1,083,370,000 representing acquisitions expected to be completed before year end.  Purchase obligations also include contingent purchase obligations totaling $39,988,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.  At September 30, 2014, we had an unfunded commitment of $360,000,000 related to a secured bridge facility with one of

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

our operators for which we are receiving a commitment fee.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At September 30, 2014, we had operating lease obligations of $857,034,000 relating to certain ground leases and company office space and capital lease obligations of $113,075,000 relating to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At September 30, 2014, aggregate future minimum rentals to be received under these noncancelable subleases totaled $27,967,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2014	December 31, 2013
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	26,108,236
Outstanding shares	25,875,000	26,108,236

Common Stock, $1.00 par value:
Authorized shares	700,000,000	400,000,000
Issued shares	328,127,314	290,024,789
Outstanding shares	327,429,765	289,563,651

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Nine Months Ended
	September 30, 2014		September 30, 2013
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,108,236	6.496%	26,224,854	6.493%
Shares converted	(233,236)	6.000%	-	0.000%
Ending balance	25,875,000	6.500%	26,224,854	6.493%

     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share amounts):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

May 2013 public issuance	23,000,000	$73.50	$1,690,500	$1,630,281
2013 Dividend reinvestment plan issuances	2,379,609	64.62	153,762	153,762
2013 Option exercises	200,467	42.45	8,509	8,509
2013 Senior note conversions	987,967		-	-
2013 Equity issued in acquisition of noncontrolling interest	1,108,917		-	-
2013 Totals	27,676,960		$1,852,771	$1,792,552

June 2014 public issuance	16,100,000	$62.35	$1,003,835	$968,517
September 2014 public issuance	17,825,000	63.75	1,136,344	1,095,883
2014 Dividend reinvestment plan issuances	3,114,052	60.05	186,996	186,996
2014 Option exercises	207,046	45.94	9,512	9,512
2014 Preferred stock conversions	233,236		-	-
2014 Stock incentive plans, net of forfeitures	186,837		-	-
2014 Senior note conversions	199,943		-	-
2014 Totals	37,866,114		$2,336,687	$2,260,908

During the nine months ended September 30, 2013, we acquired the remaining 20% noncontrolling interest in an existing partnership for $91,000,000 which consisted of $23,247,000 of cash and 1,108,917 shares of common stock. In connection with the acquisition, we incurred $2,732,000 of transaction costs, which we have included as a reduction to additional paid in capital.

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Per Share	Amount	Per Share	Amount

Common Stock	$2.3850	$708,923	$2.2950	$618,992
Series H Preferred Stock	0.0079	1	2.1438	750
Series I Preferred Stock	2.4375	35,040	2.4375	35,039
Series J Preferred Stock	1.2189	14,016	1.2189	14,016
Totals		$757,980		$668,797

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)
Other comprehensive income before reclassification adjustments	(29,361)	389	-	(11)	(28,983)
Reclassification amount to net income	(528)(1)	-	-	1,338 (1)	810
Net current-period other comprehensive income	(29,889)	389	-	1,327	(28,173)
Balance at September 30, 2014	$(47,520)	$-	$(1,452)	$(3,732)	$(52,704)

Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)
Other comprehensive income before reclassification adjustments	(13,517)	(346)	-	(12)	(13,875)
Reclassification amount to net income	-	-	-	1,428 (1)	1,428
Net current-period other comprehensive income	(13,517)	(346)	-	1,416	(12,447)
Balance at September 30, 2013	$(14,398)	$(562)	$(2,974)	$(5,541)	$(23,475)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan (“1995 Plan”) and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $4,271,000 and $26,108,000 for the three and nine months ended September 30, 2014, respectively, and $3,956,000 and $16,650,000 for the same periods in 2013.

     On April 13, 2014, George L. Chapman, formerly the Chairman, Chief Executive Officer and President of the company, informed the Board of Directors that he wished to retire from the company, effective immediately.  As a result of Mr. Chapman’s retirement, general and administrative expenses for the three months ended June 30, 2014 included charges of $19,688,000 related to: (i) the acceleration of $9,223,000 of deferred compensation for restricted stock; and (ii) consulting, retirement payments and other costs of $10,465,000.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$136,255	$20,691	$258,107	$67,245

Denominator for basic earnings per
share - weighted average shares	311,117	286,020	299,137	273,148
Effect of dilutive securities:
Employee stock options	202	196	181	235
Non-vested restricted shares	505	567	506	417
Convertible senior unsecured notes	988	1,246	821	1,447
Dilutive potential common shares	1,695	2,009	1,508	2,099
Denominator for diluted earnings per
share - adjusted weighted average shares	312,812	288,029	300,645	275,247

Basic earnings per share	$0.44	$0.07	$0.86	$0.25
Diluted earnings per share	$0.44	$0.07	$0.86	$0.24

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings Under Unsecured  Credit Facilities — The carrying amount of the unsecured credit facilities approximates fair value because the borrowings are interest rate adjustable.

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

Redeemable OP Unitholder Interests — The fair value of our redeemable unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs.  The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$102,241	$104,786	$146,987	$148,088
Other real estate loans receivable	215,980	217,952	185,159	188,920
Available-for-sale equity investments	-	-	1,211	1,211
Cash and cash equivalents	998,678	998,678	158,780	158,780
Foreign currency forward contracts	46,183	46,183	-	-
Interest rate swap agreements	1	1	38	38

Financial liabilities:
Borrowings under unsecured credit facilities	$-	$-	$130,000	$130,000
Senior unsecured notes	7,305,414	8,034,352	7,379,308	7,743,730
Secured debt	2,893,814	2,953,223	3,058,248	3,168,775
Foreign currency forward contracts	14,756	14,756	11,637	11,637
Redeemable OP unitholder interests	39,987	39,987	-	-

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of September 30, 2014
	Total	Level 1	Level 2	Level 3
Interest rate swap agreements, net(1)	$1	$-	$1	$-
Foreign currency forward contracts, net(1)	31,427	-	31,427	-
Redeemable OP unitholder interests	39,987	-	39,987	-
Totals	$71,415	-	$71,415	$-

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

specific revenues and expenses are not allocated to individual segments in determining NOI.

     Summary information for the reportable segments is as follows for the periods presented (in thousands):

Three Months Ended September 30, 2014:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$231,512	$-	$122,636	$-	$354,148
Resident fees and services	-	482,412	-	-	482,412
Interest income	5,852	1,054	2,438	-	9,344
Other income	836	325	352	106	1,619
Total revenues	238,200	483,791	125,426	106	847,523

Property operating expenses	-	320,895	34,262	-	355,157
Net operating income from continuing operations	238,200	162,896	91,164	106	492,366

Reconciling items:
Interest expense	10,294	26,612	7,692	73,837	118,435
Loss (gain) on derivatives, net	52	(3)	-	-	49
Depreciation and amortization	63,223	95,819	41,928	-	200,970
General and administrative	-	-	-	30,803	30,803
Transaction costs	1,619	10,572	1,363	-	13,554
Loss (gain) on extinguishment of debt, net	(36)	-	-	2,728	2,692
Other expenses	8,825	1,437	-	-	10,262
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$154,223	$28,459	$40,181	$(107,262)	$115,601

Total assets	$10,354,397	$9,248,040	$4,886,894	$52,391	$24,541,722

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$197,950	$-	$110,562	$-	$308,512
Resident fees and services	-	466,127	-	-	466,127
Interest income	5,035	-	2,594	-	7,629
Other income	778	167	466	32	1,443
Total revenues	203,763	466,294	113,622	32	783,711

Property operating expenses	-	311,575	30,346	-	341,921
Net operating income from continuing operations	203,763	154,719	83,276	32	441,790

Reconciling items:
Interest expense	5,869	24,693	8,732	76,726	116,020
Loss (gain) on derivatives, net	4,872	-	-	-	4,872
Depreciation and amortization	57,214	144,578	39,235	-	241,027
General and administrative	-	-	-	28,718	28,718
Transaction costs	4,026	18,882	683	-	23,591
Loss (gain) on extinguishment of debt, net	-	(5,252)	-	1,184	(4,068)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$131,782	$(28,182)	$34,626	$(106,596)	$31,630

Nine Months Ended September 30, 2014:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$671,813	$-	$366,638	$-	$1,038,451
Resident fees and services	-	1,406,316	-	-	1,406,316
Interest income	16,958	1,065	8,848	-	26,871
Other income	1,281	1,643	1,017	198	4,139
Total revenues	690,052	1,409,024	376,503	198	2,475,777

Property operating expenses	-	939,108	101,234	-	1,040,342
Net operating income from continuing operations	690,052	469,916	275,269	198	1,435,435

Reconciling items:
Interest expense	28,064	82,924	25,422	223,924	360,334
Loss (gain) on derivatives, net	125	275	-	-	400
Depreciation and amortization	186,240	334,625	127,872	-	648,737
General and administrative	-	-	-	115,327	115,327
Transaction costs	5,900	12,863	2,783	-	21,546
Loss (gain) on extinguishment of debt, net	(36)	383	-	2,728	3,075
Other expenses	8,825	1,437	-	-	10,262
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$460,934	$37,409	$119,192	$(341,781)	$275,754

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$568,764	$-	$331,264	$-	$900,028
Resident fees and services	-	1,164,446	-	-	1,164,446
Interest income	16,311	757	7,257	-	24,325
Other income	1,183	169	1,539	277	3,168
Total revenues	586,258	1,165,372	340,060	277	2,091,967

Property operating expenses	-	785,050	87,651	-	872,701
Net operating income from continuing operations	586,258	380,322	252,409	277	1,219,266

Reconciling items:
Interest expense	14,921	63,175	27,097	229,128	334,321
Loss (gain) on derivatives, net	4,872	(407)	-	-	4,465
Depreciation and amortization	166,801	338,099	118,877	-	623,777
General and administrative	-	-	-	79,799	79,799
Transaction costs	15,730	101,006	971	-	117,707
Loss (gain) on extinguishment of debt, net	-	(5,560)	-	1,184	(4,376)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	$383,934	$(115,991)	$105,464	$(309,834)	$63,573

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$707,842	83.5%	$662,922	84.6%	$2,078,863	84.0%	$1,827,470	87.4%
International	139,681	16.5%	120,789	15.4%	396,914	16.0%	264,497	12.6%
Total	$847,523	100.0%	$783,711	100.0%	$2,475,777	100.0%	$2,091,967	100.0%

	As of
	September 30, 2014		December 31, 2013
Assets:	Amount	%	Amount	%
United States	$21,199,728	86.4%	$19,759,945	85.6%
International	3,341,994	13.6%	3,324,012	14.4%
Total	$24,541,722	100.0%	$23,083,957	100.0%

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

     Income tax expense reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  During the quarter, we established certain new wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this new holding company structure.  The new structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this new holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company will reflect current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements.

      The income tax benefit for the three and nine month periods ended September 30, 2014 is due primarily to the elimination of deferred tax liabilities in certain United Kingdom property holding companies which offsets the current year tax provision.  The income tax expense for the three and nine month periods ended September 30, 2013 was due to operating income at our TRS entities.  Net deferred tax liabilities with respect to our TRS entities totaled $12,310,000 and $19,748,000 as of September 30, 2014 and December 31, 2013, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets.

     Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2011 and subsequent years and by state taxing authorities for the year ended December 31, 2010 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada made in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom made in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

      The balance of our unrecognized tax benefits as of September 30, 2014 and December 31, 2013 was $927,000 and $6,413,000, respectively.  As of September 30, 2014, $6,976,000 (including potential interest and penalties) relating to the April 1, 2011 Genesis HealthCare Corporation transaction (“Genesis Acquisition”) due to the expiration of the applicable statute of limitations.  As a part of the Genesis Acquisition, we received a full indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset was recorded in receivables and other assets on the consolidated balance sheet and was reversed as of September 30, 2014.  The remaining unrecognized tax benefits, as currently accrued for, have an immaterial impact on the effective tax rate to the extent that they would be recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2014 Key Performance Indicators, Trends and Uncertainties Corporate Governance	29 29 30 30 31 33

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	34 34 35 35

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Seniors Housing Operating Medical Facilities Non-Segment/Corporate	36 37 40 41 44

NON-GAAP FINANCIAL MEASURES & OTHER DISCLOSURES

FFO Reconciliations EBITDA and Adjusted EBITDA Reconciliations NOI and SSCNOI Reconciliations	46 47 49
Health Care Reimbursements and Other Related Laws	52
Critical Accounting Policies Cautionary Statement Regarding Forward-Looking Statements	57 57

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

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, skilled nursing/post-acute facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  The following table summarizes our consolidated portfolio as of September 30, 2014 (dollars in thousands):

		Percentage of	Number of
Type of Property	Investments(1)	Investments	Properties
Seniors housing triple-net	$9,128,760	41.6%	628
Seniors housing operating	8,391,048	38.2%	292
Medical facilities	4,439,464	20.2%	260
Totals	$21,959,272	100.0%	1,180

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

     For the nine months ended September 30, 2014, rental income and resident fees and services represented 42% and 57%, respectively, of total revenues (including discontinued operations).  Substantially all of our operating leases are designed with

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses and general and administrative expenses.  Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.

     We also continuously evaluate opportunities to finance future investments.  New investments are generally funded from temporary borrowings under our primary unsecured credit facility, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from net operating income and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our primary unsecured credit facility, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At September 30, 2014, we had $998,678,000 of cash and cash equivalents, $118,167,000 of restricted cash and $2,500,000,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  In July 2014, we closed on a new primary unsecured credit facility that further enhances our access to efficient capital and financial flexibility.  For the 21 months ended September 30, 2014, we raised over $6.0 billion in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our line of credit, supported $5.7 billion in gross new investments during 2013 and $1.8 billion during the nine months ended September 30, 2014.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2014

     Capital.  In May 2014, we completed the public issuance of 16,100,000 shares of common stock for approximate gross proceeds of $1,003,835,000. In September 2014, we completed the public issuance of 17,825,000 shares of common stock for approximate gross proceeds of $1,136,344,000. Also, during the nine months ended September 30, 2014, we raised $186,996,000 through our dividend reinvestment program. In July 2014, we closed on a new primary unsecured credit facility that includes a $2,500,000,000 revolving line of credit, a $500,000,000 term loan and a $250,000,000 Canadian denominated term loan plus an option to upsize the facility by up to an additional $1,000,000,000 through an accordion feature. The facility also allows us to borrow up to $500,000,000 in alternate currencies.  Based on our current credit ratings, the revolver is priced at 1.05% over LIBOR with a 0.20% annual facility fee and the term loans are priced at 1.15% over LIBOR for the U.S. tranche and CDOR for the Canadian tranche.  Among other things, the new facility provides us with additional borrowing capacity and extends the agreement to October 31, 2018.  It can be extended for an additional year at our option.

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the nine months ended September 30, 2014 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing triple-net	14	$343,661	6.9%	$339,700
Seniors housing operating	23	688,250	6.2%	524,189
Medical facilities	26	519,080	6.2%	519,683
Totals	63	$1,550,991	6.4%	$1,383,572

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

     Dispositions.  The following summarizes our property dispositions completed during the nine months ended September 30, 2014 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing triple-net	6	$68,566	9.6%	$56,713
Medical facilities	7	374,167	10.4%	343,337
Totals	13	$442,733	10.3%	$400,050

(1) Represents proceeds received upon disposition including any seller financing. See Notes 5 and 6 to our unaudited consolidated financial statements for additional information.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.18 per common share ($0.795 per share quarterly), as compared to $3.06 per common share for 2013, beginning in February 2014.  The dividend declared for the quarter ended September 30, 2014 represents the 174th consecutive quarterly dividend payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2013	2013	2013	2013	2014	2014	2014

Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022	$71,829	136,255
Funds from operations	170,878	230,666	258,263	265,077	288,803	284,245	316,512
Net operating income from continuing operations	376,901	400,574	441,790	454,468	460,376	482,692	492,366
Same store cash net operating income	297,782	304,545	307,541	310,354	312,094	318,057	319,162

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.21	$(0.03)	$0.07	$0.04	$0.17	$0.24	0.44
Funds from operations	0.65	0.83	0.90	0.92	0.99	0.95	1.01

     Concentration Risk. We evaluate our concentration risk in terms of investment mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our investments could be at risk if certain sectors were to experience downturns.  Investment mix measures the portion of our investments that relate to our various property types. Relationship mix measures the portion of our investments that relate to our top five relationships. Geographic mix measures the portion of our investments that relate to our top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by investment balance as of the date indicated below:

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2013	2013	2013	2013	2014	2014	2014

Investment mix:(1)
Seniors housing triple-net	43%	40%	41%	41%	41%	42%	42%
Seniors housing operating	35%	39%	39%	39%	39%	38%	38%
Medical facilities	22%	21%	20%	20%	20%	20%	20%

Relationship mix:(1)
Sunrise Senior Living(2)	14%	13%	19%	19%	19%	18%	19%
Genesis HealthCare	14%	13%	12%	12%	12%	12%	12%
Revera(2)		6%	6%	5%	5%	5%	5%
Benchmark Senior Living	4%		4%	4%	4%	4%	4%
Belmont Village	5%	4%	4%	4%	4%	4%	4%
Merrill Gardens	6%	5%
Remaining relationships	57%	59%	55%	56%	56%	57%	56%

Geographic mix:(1)
California	9%	8%	10%	10%	10%	10%	10%
England	8%	7%	8%	8%	8%	8%	9%
New Jersey	8%	8%	8%	8%	8%	8%	8%
Texas	8%	8%	7%	7%	7%	8%	7%
Florida	6%	5%	5%	5%	5%	5%	5%
Remaining geographic areas	61%	64%	62%	62%	62%	61%	61%

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2013	2013	2013	2013	2014	2014	2014

Debt to book capitalization ratio	49%	44%	47%	48%	48%	45%	43%
Debt to undepreciated book
capitalization ratio	45%	41%	43%	43%	43%	40%	38%
Debt to market capitalization ratio	34%	32%	35%	39%	37%	33%	32%

Interest coverage ratio	3.42x	2.88x	3.32x	3.12x	3.45x	3.51x	3.86x
Fixed charge coverage ratio	2.72x	2.27x	2.62x	2.54x	2.74x	2.77x	3.07x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2014 (dollars in thousands):

	Expiration Year
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	Thereafter

Seniors housing triple-net:
Properties	7	-	-	33	51	-	10	23	42	2	441
Base rent(1)	$6,394	$-	$-	$14,897	$37,421	$-	$13,356	$34,842	$40,716	$5,760	$776,337
% of base rent	0.7%	0.0%	0.0%	1.6%	4.0%	0.0%	1.4%	3.7%	4.4%	0.6%	83.5%
Units	892	-	-	1,467	3,151	-	912	3,565	5,463	383	50,762
% of Units	1.3%	0.0%	0.0%	2.2%	4.7%	0.0%	1.4%	5.4%	8.2%	0.6%	76.2%

Hospitals:
Properties	-	-	-	-	-	-	-	-	-	-	26
Base rent(1)	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$63,000
% of base rent	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Beds	-	-	-	-	-	-	-	-	-	0	1,682
% of Beds	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	100.0%

Medical office buildings:
Square feet	250,466	656,492	835,062	1,156,909	905,682	1,032,735	929,131	1,086,681	2,058,956	1,011,307	3,665,458
Base rent(1)	$4,038	$14,606	$17,312	$26,836	$20,808	$24,458	$21,612	$27,086	$41,967	$24,595	$92,236
% of base rent	1.3%	4.6%	5.5%	8.5%	6.6%	7.8%	6.8%	8.6%	13.3%	7.8%	29.2%
Leases	91	204	206	243	185	186	103	115	147	73	161
% of Leases	5.3%	11.9%	12.0%	14.2%	10.8%	10.9%	6.0%	6.7%	8.6%	4.3%	9.4%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Sources and Uses of Cash

     Our primary sources of cash include rent and interest receipts, resident fees and services, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2014	September 30, 2013	$	%

Cash and cash equivalents at beginning of period	$158,780	$1,033,764	$(874,984)	-85%
Cash provided from (used in):
Operating activities	854,169	625,907	228,262	36%
Investing activities	(1,106,896)	(3,202,554)	2,095,658	-65%
Financing activities	1,092,490	1,693,312	(600,822)	-35%
Effect of foreign currency translation on cash and cash equivalents	135	14,409	(14,274)	-99%
Cash and cash equivalents at end of period	$998,678	$164,838	$833,840	506%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the nine months ended September 30, 2014, cash flow provided from operations exceeded cash distributions to stockholders.  For the nine months ended September 30, 2013, cash distributions to stockholders exceeded cash flow provided from operations.  The source of funds for these excess distributions was available cash on-hand, which was $1,033,764,000 at December 31, 2012 and $164,838,000 at September 30, 2013.

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

	Nine Months Ended		Change
	September 30,	September 30,
	2014	2013	$	%
New development	$140,829	$178,850	$(38,021)	-21%
Recurring capital expenditures, tenant improvements and lease commissions	43,956	41,415	2,541	6%
Renovations, redevelopments and other capital improvements	42,368	41,104	1,264	3%
Total	$227,153	$261,369	$(34,216)	-13%

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

Off-Balance Sheet Arrangements

     At September 30, 2014, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

additional information.  At September 30, 2014, we had six outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Unsecured credit facilities(1)	$-	$-	$-	$-	$-
Senior unsecured notes and term loans:(2)
U.S. Dollar senior unsecured notes	5,727,448	-	950,000	900,000	3,877,448
Pounds Sterling senior unsecured notes(3)	891,825	-	-	-	891,825
U.S. Dollar term loan	500,000	-	-	500,000	-
Canadian Dollar term loan(3)	223,055	-	-	223,055	-
Secured debt:(2,3)
Consolidated	2,861,720	50,367	803,270	786,010	1,222,073
Unconsolidated	577,763	7,206	302,454	100,114	167,989
Contractual interest obligations:(4)
Unsecured credit facilities	-	-	-	-	-
Senior unsecured notes and term loans(3)	3,058,126	92,400	614,369	546,365	1,804,992
Consolidated secured debt(3)	757,431	35,968	249,354	161,007	311,102
Unconsolidated secured debt(3)	89,651	6,900	40,528	17,749	24,474
Capital lease obligations(5)	113,075	1,349	17,889	9,411	84,426
Operating lease obligations(5)	857,034	3,711	28,386	28,735	796,202
Purchase obligations(5)	1,340,695	1,120,570	212,015	-	8,110
Other long-term liabilities(6)	367,375	246	362,950	2,950	1,229
Total contractual obligations	$17,365,198	$1,318,717	$3,581,215	$3,275,396	$9,189,870

(1) Relates to line of credit with an aggregate commitment of $2,500,000,000. See Note 9 to our unaudited consolidated financial statements for additional information.
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

(6) Primarily relates to an unfunded commitment for a secured bridge facility with one of our operators which is discussed in Note 12 to our unaudited consolidated financial statements, and our Supplemental Executive Retirement Plan, which is discussed in Note 19 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. Reflects payments to be made due to Mr. Chapman's retirement discussed in Note 14 to our unaudited consolidated financial statements.

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2014, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of September 30, 2014 is as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Per Agreement
	Unsecured Line of Credit	Senior Unsecured Notes	Actual at
Covenant			September 30, 2014
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	43%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	12%
Total Indebtedness to Total Assets maximum	n/a	60%	42%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	37%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	3.56x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	2.82x

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of October 31, 2014, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of October 31, 2014, 3,973,371  shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of October 31, 2014, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured credit facilities.

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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	Amount	%	2014	2013	Amount	%
Net income (loss) attributable to common stockholders	$136,255	$20,691	$115,564	559%	$258,107	$67,245	$190,862	284%
Funds from operations	316,512	258,263	58,249	23%	889,562	659,810	229,752	35%
EBITDA	461,978	396,205	65,773	17%	1,308,684	1,088,342	220,342	20%
Net operating income from continuing operations (NOI)	492,366	441,790	50,576	11%	1,435,435	1,219,266	216,169	18%
Same store cash NOI	319,162	307,541	11,621	4%	949,313	909,868	39,445	4%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.44	$0.07	$0.37	529%	$0.86	$0.24	$0.62	258%
Funds from operations	$1.01	$0.90	$0.11	12%	$2.96	$2.40	$0.56	23%

Interest coverage ratio	3.86x	3.32x	0.54x	16%	3.60x	3.21x	0.39x	12%
Fixed charge coverage ratio	3.07x	2.62x	0.45x	17%	2.86x	2.54x	0.32x	13%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	$	%	2014	2013	$	%
SSCNOI(1)	$180,284	175,791	$4,493	3%	$537,830	519,693	$18,137	3%
Non-cash NOI attributable to same store properties(1)	16,627	9,769	6,858	70%	42,391	30,448	11,943	39%
NOI attributable to non same store properties(2)	41,289	18,203	23,086	127%	109,831	36,117	73,714	204%
NOI	$238,200	$203,763	$34,437	17%	$690,052	$586,258	$103,794	18%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 522 same store properties.

(2) Change is primarily due to the acquisition of 48 properties, the conversion of 10 construction projects into revenue-generating properties subsequent to January 1, 2013 and the transition of 38 properties from our seniors housing operating segment on September 1, 2013.

     The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	$	%	2014	2013	$	%
Revenues:
Rental income	$231,512	$197,950	$33,562	17%	$671,813	$568,764	$103,049	18%
Interest income	5,852	5,035	817	16%	16,958	16,311	647	4%
Other income	836	778	58	7%	1,281	1,183	98	8%
Net operating income from continuing operations (NOI)	238,200	203,763	34,437	17%	690,052	586,258	103,794	18%
Expenses:
Interest expense	10,294	5,869	4,425	75%	28,064	14,921	13,143	88%
Loss (gain) on derivatives, net	52	4,872	(4,820)	-99%	125	4,872	(4,747)	-97%
Depreciation and amortization	63,223	57,214	6,009	11%	186,240	166,801	19,439	12%
Transaction costs	1,619	4,026	(2,407)	-60%	5,900	15,730	(9,830)	-62%
Loss (gain) on extinguishment of debt, net	(36)	-	(36)	n/a	(36)	-	(36)	n/a
Other expenses	8,825	-	8,825	n/a	8,825	-	8,825	n/a
	83,977	71,981	11,996	17%	229,118	202,324	26,794	13%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	154,223	131,782	22,441	17%	460,934	383,934	77,000	20%
Income tax benefit (expense)	6,081	(1,582)	7,663	n/a	5,290	(2,113)	7,403	n/a
Income (loss) from unconsolidated entities	1,351	1,200	151	13%	4,157	3,680	477	13%
Income from continuing operations	161,655	131,400	30,255	23%	470,381	385,501	84,880	22%
Discontinued operations:(1)
Gain (loss) on sales of discontinued properties, net	-	(1,247)	1,247	-100%	6,411	49,457	(43,046)	-87%
Income (loss) from discontinued operations, net	-	425	(425)	-100%	724	1,688	(964)	-57%
Discontinued operations, net	-	(822)	822	-100%	7,135	51,145	(44,010)	-86%
Gain (loss) on real estate dispositions, net(1)	3,514	-	3,514	n/a	5,443	-	5,443	n/a
Net income	165,169	130,578	34,591	26%	482,959	436,646	46,313	11%
Less: Net income (loss) attributable to noncontrolling interests	476	374	102	27%	1,422	1,113	309	28%
Net income attributable to common stockholders	$164,693	$130,204	$34,489	26%	$481,537	$435,533	$46,004	11%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties, 38 properties transitioned from the seniors housing operating segment and the conversion of newly constructed seniors housing triple-net properties from which we receive rent and the modification of our lease with Genesis HealthCare to replace the CPI-based component of an annual increaser with a fixed annual increaser effective April 1, 2014. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2014, we had no lease renewals but we had 30 leases with rental rate increasers ranging from 0.10% to 0.43% in our seniors housing triple-net portfolio.

    During the nine months ended September 30, 2014, we completed four seniors housing triple-net construction projects representing $71,569,000 or $185,896 per bed/unit plus expansion projects totaling $9,298,000.  The following is a summary of our seniors housing triple-net construction projects, excluding expansions, pending as of September 30, 2014 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Upper Providence, PA	96	$29,030	$17,494	1Q15
Mahwah, NJ	96	29,045	11,816	2Q15
Haddonfield, NJ	52	18,815	8,605	2Q15
Derby, England	74	12,032	4,942	2Q15
Piscataway, NJ	124	30,600	14,057	3Q15
Frederick, MD	130	19,000	10,257	3Q15
Edmond, OK	142	24,500	2,971	1Q16
Total	714	$163,022	$70,142

     Interest expense for the nine months ended September 30, 2014 and 2013 represents secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our seniors housing triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$581,740	5.389%	$216,421	5.390%	$587,136	5.394%	$218,741	5.393%
Debt transferred	-	0.000%	367,997	5.298%	-	0.000%	367,997	5.298%
Debt issued	-	0.000%	13,800	5.480%	-	0.000%	13,800	5.480%
Debt extinguished	(9,019)	6.140%	(13,526)	2.587%	(9,019)	6.140%	(13,526)	2.587%
Principal payments	(2,657)	5.774%	(1,600)	5.637%	(8,053)	5.830%	(3,920)	5.598%
Ending balance	$570,064	5.374%	$583,092	5.399%	$570,064	5.374%	$583,092	5.399%

Monthly averages	$573,927	5.379%	$338,300	5.395%	$580,636	5.387%	$257,711	5.393%

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

     The increase in other expenses is primarily related to the reversal of the indemnification asset recorded in connection with the Genesis Acquisition. An income tax benefit was recorded in the same amount to reverse the unrecognized tax benefits related to the transaction.  Refer to Note 18 to our unaudited consolidated financial statements for additional information.

    Changes in the gain on sales of properties are related to property sales which totaled seven and 19 for the nine months ended September 30, 2014 and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	$	%	2014	2013	$	%
SSCNOI(1)	$69,668	$64,627	$5,041	8%	$204,577	$187,670	$16,907	9%
NOI attributable to non same store properties(2)	93,228	90,092	3,136	3%	265,339	192,652	72,687	38%
NOI	$162,896	$154,719	$8,177	5%	$469,916	$380,322	$89,594	24%

(1) Change is due to increases in NOI (described below) related to 116 same store properties.
(2) Change is primarily due to the acquisition of 176 properties subsequent to January 1, 2013 and the transition of 38 properties to our seniors housing triple-net segment on September 1, 2013.

The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	$	%	2014	2013	$	%
Revenues:
Resident fees and services	$482,412	$466,127	$16,285	3%	$1,406,316	$1,164,446	$241,870	21%
Interest income	1,054	-	1,054	n/a	1,065	757	308	41%
Other income	325	167	158	95%	1,643	169	1,474	872%
	483,791	466,294	17,497	4%	1,409,024	1,165,372	243,652	21%
Property operating expenses	320,895	311,575	9,320	3%	939,108	785,050	154,058	20%
Net operating income from continuing operations (NOI)	162,896	154,719	8,177	5%	469,916	380,322	89,594	24%
Other expenses:
Interest expense	26,612	24,693	1,919	8%	82,924	63,175	19,749	31%
Loss (gain) on derivatives, net	(3)	-	(3)	n/a	275	(407)	682	-168%
Depreciation and amortization	95,819	144,578	(48,759)	-34%	334,625	338,099	(3,474)	-1%
Transaction costs	10,572	18,882	(8,310)	-44%	12,863	101,006	(88,143)	-87%
Loss (gain) on extinguishment of debt, net	-	(5,252)	5,252	-100%	383	(5,560)	5,943	-107%
Other expenses	1,437	-	1,437	n/a	1,437	-	1,437	n/a
	134,437	182,901	(48,464)	-26%	432,507	496,313	(63,806)	-13%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	28,459	(28,182)	56,641	-201%	37,409	(115,991)	153,400	-132%
Income tax benefit (expense)	3,746	(372)	4,118	-1107%	1,302	(4,517)	5,819	-129%
Income (loss) from unconsolidated entities	(5,550)	(4,391)	(1,159)	26%	(29,007)	(13,946)	(15,061)	108%
Net income (loss)	26,655	(32,945)	59,600	-181%	9,704	(134,454)	144,158	-107%
Less: Net income (loss) attributable to noncontrolling interests	(391)	(4,167)	3,776	-91%	(3,104)	(5,830)	2,726	-47%
Net income (loss) attributable to common stockholders	$27,046	$(28,778)	$55,824	-194%	$12,808	$(128,624)	$141,432	-110%

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to September 30, 2013, offset by the transition of 38 properties to seniors housing triple-net on September 1, 2013. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets.  The decrease in depreciation and amortization for the three months ended September 30, 2014 as compared to the prior year is due primarily to a number of short lived

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

intangible assets which were fully amortized recently.   To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.

     The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of September 30, 2014 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Edgbaston, EN	70	$21,797	$18,018	1Q15
Camberley, EN	102	23,156	10,869	4Q15
Total	172	$44,953	$28,887

Interest expense represents secured debt interest expense as well as interest expense related to our $250,000,000 Canadian-denominated unsecured term loan and our £550,000,000 Sterling-denominated senior unsecured notes. The increase in interest expense from the prior year is attributed primarily to the £550,000,000 Sterling-denominated senior unsecured notes issued in November 2013.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,637,508	4.499%	$1,908,250	4.738%	$1,714,714	4.622%	$1,369,526	4.874%
Debt issued	87,410	3.190%	-	0.000%	98,100	3.228%	71,340	4.961%
Debt assumed	-	0.000%	678,742	3.925%	12,005	4.147%	1,215,598	4.055%
Debt extinguished	(31,167)	5.079%	(472,685)	3.482%	(112,829)	5.665%	(521,841)	3.548%
Debt transferred	-	0.000%	(367,997)	5.298%	-	0.000%	(367,997)	5.298%
Foreign currency	(22,234)	3.759%	9,564	4.045%	(23,434)	3.775%	2,672	4.045%
Principal payments	(8,296)	4.325%	(9,492)	4.575%	(25,335)	4.354%	(22,916)	4.738%
Ending balance	$1,663,221	4.431%	$1,746,382	4.619%	$1,663,221	4.431%	$1,746,382	4.619%
Monthly averages	$1,649,352	4.481%	$2,190,049	4.824%	$1,654,526	4.538%	$1,719,287	4.870%

     The decrease in transaction costs is primarily due to costs associated with the Sunrise merger transaction in the prior year. The income tax benefit for the three and nine month periods ended September 30, 2014 is due primarily to the elimination of deferred tax liabilities in certain United Kingdom property holding companies, which offsets the current year tax provision.  In connection with this elimination of deferred tax liabilities, certain organizational costs were incurred and are included in our Consolidated Statements of Comprehensive Income under “Other expenses.”  The majority of our seniors housing operating properties are formed through partnership interests. The increased loss from unconsolidated entities is primarily due to depreciation and amortization of short-lived intangible assets and costs associated with the recapitalization of the Sunrise management company.  Net income attributable to noncontrolling interests for the three month periods ended September 30, 2014 and 2013 represents our partners’ share of net income (loss) related to joint ventures.

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	$	%	2014	2013	$	%
SSCNOI(1)	$69,210	$67,123	$2,087	3%	$206,906	$202,505	$4,401	2%
Non-cash NOI attributable to same store properties(1)	1,840	2,637	(797)	-30%	5,282	7,843	(2,561)	-33%
NOI attributable to non same store properties(2)	20,114	13,516	6,598	49%	63,081	42,061	21,020	50%
NOI	$91,164	$83,276	$7,888	9%	$275,269	$252,409	$22,860	9%

(1) Change is due to increases in cash NOI and decreases in non-cash NOI (described below) related to 196 same store properties.
(2) Change is primarily due to acquisitions of 41 properties and conversions of construction projects into 15 revenue-generating properties subsequent to January 1, 2013.

     The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	$	%	2014	2013	$	%
Revenues:
Rental income	$122,636	$110,562	$12,074	11%	$366,638	$331,264	$35,374	11%
Interest income	2,438	2,594	(156)	-6%	8,848	7,257	1,591	22%
Other income	352	466	(114)	-24%	1,017	1,539	(522)	-34%
	125,426	113,622	11,804	10%	376,503	340,060	36,443	11%
Property operating expenses	34,262	30,346	3,916	13%	101,234	87,651	13,583	15%
Net operating income from continuing operations (NOI)	91,164	83,276	7,888	9%	275,269	252,409	22,860	9%
Other expenses:
Interest expense	7,692	8,732	(1,040)	-12%	25,422	27,097	(1,675)	-6%
Depreciation and amortization	41,928	39,235	2,693	7%	127,872	118,877	8,995	8%
Transaction costs	1,363	683	680	100%	2,783	971	1,812	187%
	50,983	48,650	2,333	5%	156,077	146,945	9,132	6%
Income from continuing operations before income taxes and income from unconsolidated entities	40,181	34,626	5,555	16%	119,192	105,464	13,728	13%
Income tax (expense) benefit	371	(1,123)	1,494	n/a	(223)	(408)	185	-45%
Income from unconsolidated entities	1,565	2,860	(1,295)	-45%	5,145	6,737	(1,592)	-24%
Income from continuing operations	42,117	36,363	5,754	16%	124,114	111,793	12,321	11%
Discontinued operations:(1)
Gain (loss) on sales of discontinued properties, net	-	5,954	(5,954)	-100%	-	7,745	(7,745)	-100%
Income (loss) from discontinued operations, net	-	251	(251)	-100%	-	709	(709)	-100%
Discontinued operations, net	-	6,205	(6,205)	-100%	-	8,454	(8,454)	-100%
Gain (loss) on real estate dispositions, net(1)	26,090	-	26,090	n/a	30,830	-	30,830	n/a
Net income (loss)	68,207	42,568	25,639	60%	154,944	120,247	34,697	29%
Less: Net income (loss) attributable to noncontrolling interests	79	105	(26)	-25%	344	255	89	35%
Net income (loss) attributable to common stockholders	$68,128	$42,463	$25,665	60%	$154,600	$119,992	$34,608	29%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the construction conversions of medical facilities from which we receive rent. Certain number of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2014, our consolidated medical office building portfolio signed 60,443 square feet of new leases and 131,474 square feet of renewals.  The weighted-average term of these leases was five years, with a rate of $22.86 per square foot and tenant improvement and lease commission costs of $14.11 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 4%.  For the three months ended September 30, 2014, we had two leases with rental rate increasers ranging from 0.21% to 0.31% in our hospital portfolio.

    During the nine months ended September 30, 2014, we completed three medical office building construction projects representing $56,807,000 or $228 per square foot plus one hospital expansion project totaling $4,951,000.  The following is a summary of the medical facilities construction projects, excluding expansions, pending as of September 30, 2014 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Burnsville, MN	123,857	$36,087	$22,885	4Q14
Humble, TX	36,475	10,885	7,318	4Q14
Bettendorf, IA	40,493	7,561	6,101	4Q14
Houston, TX	51,057	17,600	6,543	1Q15
Shenandoah, TX	80,085	24,557	12,377	1Q15
Bel Air , MD	99,184	26,387	1,818	1Q16
Total	431,151	$123,077	$57,042

     The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facility secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$585,161	6.067%	$705,322	5.947%	$700,427	5.999%	$713,720	5.950%
Debt assumed	50,500	2.863%	26,300	6.439%	50,500	2.863%	26,300	6.439%
Debt extinguished	(11,447)	5.700%	-	0.000%	(118,507)	5.613%	-	0.000%
Principal payments	(3,282)	6.092%	(3,905)	6.032%	(11,488)	5.682%	(12,303)	6.132%
Ending balance	$620,932	5.812%	$727,717	5.964%	$620,932	5.812%	$727,717	5.964%

Monthly averages	$590,392	6.001%	$709,921	5.952%	$634,851	5.956%	$710,146	5.950%

     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new medical facilities for which we incur certain property operating expenses offset by property operating expenses associated with discontinued operations.  The change in transaction costs is due primarily to higher transaction volume in the current year.  Income from unconsolidated entities includes our share of net income related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company.  The decrease is primarily attributable to lower occupancy in the current year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	$	%	2014	2013	$	%
Revenues:
Other income	$106	$32	$74	231%	$198	$277	$(79)	-29%
Expenses:
Interest expense	73,837	76,726	(2,889)	-4%	223,924	229,128	(5,204)	-2%
General and administrative	30,803	28,718	2,085	7%	115,327	79,799	35,528	45%
Loss on extinguishment of debt, net	2,728	1,184	1,544	130%	2,728	1,184	1,544	130%
	107,368	106,628	740	1%	341,979	310,111	31,868	10%
Loss from continuing operations before income taxes	(107,262)	(106,596)	(666)	1%	(341,781)	(309,834)	(31,947)	10%
Income tax (expense) benefit	-	-	-	n/a	-	(17)	17	-100%
Loss from continuing operations	(107,262)	(106,596)	(666)	1%	(341,781)	(309,851)	(31,930)	10%
Less: Preferred stock dividends	16,352	16,602	(250)	-2%	49,057	49,805	(748)	-2%
Net loss attributable to common stockholders	$(123,614)	$(123,198)	$(416)	0%	$(390,838)	$(359,656)	$(31,182)	9%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2014	2013	$	%	2014	2013	$	%
Senior unsecured notes	$69,485	$71,533	$(2,048)	-3%	$210,765	$216,688	$(5,923)	-3%
Secured debt	112	122	(10)	-8%	334	358	(24)	-7%
Unsecured credit facilities	1,760	4,445	(2,685)	-60%	6,884	11,967	(5,083)	-42%
Capitalized interest	(1,561)	(1,706)	145	-8%	(4,778)	(4,698)	(80)	2%
Swap loss (savings)	(4)	(4)	-	0%	(11)	(11)	0	0%
Loan expense	4,045	2,336	1,709	73%	10,730	4,824	5,906	122%
Totals	$73,837	$76,726	$(2,889)	-4%	$223,924	$229,128	$(5,204)	-2%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, excluding our $250,000,000 Canadian-denominated unsecured term loan and our £550,000,000 Sterling-denominated senior unsecured notes, both of which are in our seniors housing operating segment.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the unsecured credit facilities is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Notes 9 and 10 of our unaudited consolidated financial statements for additional information regarding our long-term debt arrangements.

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations) for the nine months ended September 30, 2014 and 2013 were 4.66% and 3.78%, respectively.  The increase in general and administrative expenses is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives and $19,688,000 of CEO transition costs (see Note 14 to our unaudited consolidated financial statements for additional information).  The loss on extinguishment of debt is due to the refinancing of our unsecured credit facility and the redemption of convertible senior notes.  See Notes 9 and 13 for additional information.

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

     A covenant in our primary unsecured credit facility contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for stock-based compensation expense, provision for loan losses and gain/loss on extinguishment of debt. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge coverage ratio of at least 1.50 times.

     Other than Adjusted EBITDA, our supplemental reporting measures and similarly entitled financial measures are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. Adjusted EBITDA is used solely to determine our compliance with a financial covenant in our primary unsecured credit facility and is not being presented for use by investors for any other purpose. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
FFO Reconciliations:	2013	2013	2013	2013	2014	2014	2014
Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022	$71,829	$136,255
Depreciation and amortization	187,122	200,477	242,981	243,380	233,318	214,449	200,970
Loss (gain) on sales of properties, net	(82,492)	29,997	(4,707)	8,064	0	(13,079)	(29,604)
Noncontrolling interests	(5,793)	(7,821)	(12,328)	(10,362)	(10,520)	(9,741)	(9,359)
Unconsolidated entities	16,983	16,521	11,626	12,522	15,983	20,787	18,250
Funds from operations	$170,878	$230,666	$258,263	$265,077	$288,803	$284,245	$316,512

Average common shares outstanding:
Basic	260,036	273,091	286,020	288,133	289,606	296,256	311,117
Diluted	262,525	276,481	288,029	289,677	290,917	297,995	312,812

Per share data:
Net income attributable to
common stockholders
Basic	$0.21	$(0.03)	$0.07	$0.04	$0.17	$0.24	$0.44
Diluted	0.21	(0.03)	0.07	0.04	0.17	0.24	0.44

Funds from operations
Basic	$0.66	$0.84	$0.90	$0.92	$1.00	$0.96	$1.02
Diluted	0.65	0.83	0.90	0.92	0.99	0.95	1.01

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2013	2014
Net income attributable to common stockholders	$67,245	$258,107
Depreciation and amortization	630,579	648,737
Loss (gain) on sales of properties, net	(57,202)	(42,683)
Noncontrolling interests	(25,942)	(29,618)
Unconsolidated entities	45,130	55,019
Funds from operations	$659,810	$889,562

Average common shares outstanding:
Basic	273,148	299,137
Diluted	275,247	300,645

Per share data:
Net income attributable to
common stockholders
Basic	$0.25	$0.86
Diluted	0.24	0.86

Funds from operations
Basic	$2.42	$2.97
Diluted	2.40	2.96

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
EBITDA Reconciliations:	2013	2013	2013	2013	2014	2014	2014
Net income	$71,799	$7,181	$33,605	$25,696	$65,200	$87,854	$152,771
Interest expense	110,734	110,844	116,542	124,485	120,956	121,099	118,435
Income tax expense (benefit)	2,763	1,215	3,077	435	2,260	1,569	(10,198)
Depreciation and amortization	187,122	200,477	242,981	243,380	233,318	214,449	200,970
EBITDA	$372,418	$319,717	$396,205	$393,996	$421,734	$424,971	$461,978

Interest Coverage Ratio:
Interest expense	$110,734	$110,844	$116,542	$124,485	$120,956	$121,099	$118,435
Non-cash interest expense	(3,494)	(1,237)	951	(264)	(330)	(1,649)	(547)
Capitalized interest	1,606	1,386	1,706	2,003	1,605	1,700	1,779
Total interest	108,846	110,993	119,199	126,224	122,231	121,150	119,667
EBITDA	$372,418	$319,717	$396,205	$393,996	$421,734	$424,971	$461,978
Interest coverage ratio	3.42x	2.88x	3.32x	3.12x	3.45x	3.51x	3.86x

Fixed Charge Coverage Ratio:
Total interest	$108,846	$110,993	$119,199	$126,224	$122,231	$121,150	$119,667
Secured debt principal payments	11,432	13,277	15,297	16,132	15,455	15,803	14,549
Preferred dividends	16,602	16,602	16,602	16,531	16,353	16,352	16,352
Total fixed charges	136,880	140,872	151,098	158,887	154,039	153,305	150,568
EBITDA	$372,418	$319,717	$396,205	$393,996	$421,734	$424,971	$461,978
Fixed charge coverage ratio	2.72x	2.27x	2.62x	2.54x	2.74x	2.77x	3.07x

	Nine Months Ended
	September 30,	September 30,
EBITDA Reconciliations:	2013	2014
Net income	$112,588	$305,825
Interest expense	338,120	360,491
Income tax expense (benefit)	7,055	(6,369)
Depreciation and amortization	630,579	648,737
EBITDA	$1,088,342	$1,308,684

Interest Coverage Ratio:
Interest expense	$338,120	$360,491
Non-cash interest expense	(3,779)	(2,527)
Capitalized interest	4,698	5,084
Total interest	339,039	363,048
EBITDA	$1,088,342	$1,308,684
Interest coverage ratio	3.21x	3.60x

Fixed Charge Coverage Ratio:
Total interest	$339,039	$363,048
Secured debt principal payments	39,893	45,807
Preferred dividends	49,805	49,057
Total fixed charges	428,737	457,912
EBITDA	$1,088,342	$1,308,684
Fixed charge coverage ratio	2.54x	2.86x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Reconciliations:	2013	2013	2013	2013	2014	2014	2014
Net income	$309,183	$239,491	$219,590	$138,280	$131,682	$212,355	$331,524
Interest expense	400,312	414,394	434,693	462,606	472,827	483,082	484,975
Income tax expense (benefit)	8,904	8,672	10,913	7,491	6,987	7,341	(5,934)
Depreciation and amortization	593,285	660,799	770,922	873,960	920,156	934,128	892,117
Stock-based compensation expense	17,728	17,607	18,971	20,177	17,336	29,320	29,635
Provision for loan losses	27,008	27,008	2,110	2,110	2,110	2,110	2,110
Loss (gain) on extinguishment of debt, net	(1,083)	(1,659)	(5,942)	(909)	(749)	(218)	6,542
Adjusted EBITDA	$1,355,337	$1,366,312	$1,451,257	$1,503,715	$1,550,349	$1,668,118	$1,740,969

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$400,312	$414,394	$434,693	$462,606	$472,827	$483,082	$484,975
Capitalized interest	8,964	8,211	7,362	6,700	6,700	7,014	7,087
Non-cash interest expense	(11,196)	(9,584)	(6,392)	(4,044)	(880)	(1,292)	(2,790)
Total interest	398,080	413,021	435,663	465,262	478,647	488,804	489,272
Adjusted EBITDA	$1,355,337	$1,366,312	$1,451,257	$1,503,715	$1,550,349	$1,668,118	$1,740,969
Adjusted interest coverage ratio	3.40x	3.31x	3.33x	3.23x	3.24x	3.41x	3.56x

Total interest	$398,080	$413,021	$435,663	$465,262	$478,647	$488,804	$489,272
Secured debt principal payments	41,457	45,167	50,323	56,318	60,341	62,867	62,119
Preferred dividends	66,525	66,408	66,408	66,336	66,088	65,838	65,588
Total fixed charges	506,062	524,596	552,394	587,916	605,076	617,509	616,979
Adjusted EBITDA	$1,355,337	$1,366,312	$1,451,257	$1,503,715	$1,550,349	$1,668,118	$1,740,969
Adjusted fixed charge coverage ratio	2.68x	2.60x	2.63x	2.56x	2.56x	2.70x	2.82x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
NOI Reconciliations:	2013	2013	2013	2013	2014	2014	2014
Total revenues:
Seniors housing triple-net	$189,349	$193,149	$203,763	$217,410	$220,389	$231,463	$238,200
Seniors housing operating	328,081	370,995	466,294	452,030	456,319	468,914	483,791
Medical facilities	112,213	114,224	113,622	119,119	125,084	125,993	125,426
Non-segment/corporate	81	164	32	20	15	76	106
Total revenues	629,724	678,532	783,711	788,579	801,807	826,446	847,523
Property operating expenses:
Seniors housing operating	224,503	248,972	311,575	304,189	308,184	310,029	320,895
Medical facilities	28,320	28,986	30,346	29,922	33,247	33,725	34,262
Total property operating expenses	252,823	277,958	341,921	334,111	341,431	343,754	355,157
Net operating income:
Seniors housing triple-net	189,349	193,149	203,763	217,410	220,388	231,463	238,200
Seniors housing operating	103,578	122,023	154,719	147,841	148,135	158,885	162,896
Medical facilities	83,893	85,238	83,276	89,197	91,838	92,268	91,164
Non-segment/corporate	81	164	32	20	15	76	106
NOI	376,901	400,574	441,790	454,468	460,376	482,692	492,366
Reconciling items:
Interest expense	(108,838)	(109,463)	(116,020)	(124,441)	(120,833)	(121,065)	(118,435)
Gain (loss) on derivatives, net	(2,309)	2,716	(4,872)	(6)	-	(351)	(49)
Depreciation and amortization	(184,688)	(198,062)	(241,027)	(242,022)	(233,318)	(214,449)	(200,970)
General and administrative	(27,179)	(23,902)	(28,718)	(28,519)	(32,865)	(51,660)	(30,803)
Transaction costs	(65,980)	(28,136)	(23,591)	(15,693)	(952)	(7,040)	(13,554)
Gain (loss) on extinguishment of debt, net	308	-	4,068	(3,467)	148	(531)	(2,692)
Provision for loan losses	-	-	-	(2,110)	-	-	-
Other expenses	-	-	-	-	-	-	(10,262)
Income tax benefit (expense)	(2,763)	(1,215)	(3,077)	(435)	(2,260)	(1,569)	10,198
Income (loss) from unconsolidated entities	2,262	(5,461)	(331)	(4,659)	(5,556)	(11,516)	(2,632)
Income (loss) from discontinued operations, net	84,085	(29,870)	5,383	(7,420)	460	6,675	-
Gain (loss) on real estate dispositions, net	-	-	-	-	-	6,668	29,604
Preferred dividends	(16,602)	(16,602)	(16,602)	(16,531)	(16,353)	(16,352)	(16,352)
Loss (income) attributable to noncontrolling interests	(139)	913	3,688	2,308	1,175	327	(164)
	(321,843)	(409,082)	(421,099)	(442,995)	(410,354)	(410,863)	(356,111)
Net income (loss) attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473	$50,022	$71,829	$136,255

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30,	September 30,
NOI Reconciliations:	2013	2014
Total revenues:
Seniors housing triple-net	$586,258	$690,052
Seniors housing operating	1,165,372	1,409,024
Medical facilities	340,060	376,503
Non-segment/corporate	277	198
Total revenues	2,091,967	2,475,777
Property operating expenses:
Seniors housing operating	785,050	939,108
Medical facilities	87,651	101,234
Total property operating expenses	872,701	1,040,342
Net operating income:
Seniors housing triple-net	586,258	690,052
Seniors housing operating	380,322	469,916
Medical facilities	252,409	275,269
Non-segment/corporate	277	198
NOI	1,219,266	1,435,435
Reconciling items:
Interest expense	(334,321)	(360,334)
Gain (loss) on derivatives, net	(4,465)	(400)
Depreciation and amortization	(623,777)	(648,737)
General and administrative	(79,799)	(115,327)
Transaction costs	(117,707)	(21,546)
Gain (loss) on extinguishment of debt, net	4,376	(3,075)
Other expenses	-	(10,262)
Income tax benefit (expense)	(7,055)	6,369
Income (loss) from unconsolidated entities	(3,529)	(19,705)
Income (loss) from discontinued operations, net	59,599	7,135
Gain (loss) on real estate dispositions, net	-	36,272
Preferred dividends	(49,805)	(49,057)
Loss (income) attributable to noncontrolling interests	4,462	1,339
	(1,152,021)	(1,177,328)
Net income (loss) attributable to common stockholders	$67,245	$258,107

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Same Store Cash NOI Reconciliations:		2013	2013	2013	2013	2014	2014	2014
Net operating income from continuing operations:
Seniors housing triple-net		$189,349	$193,146	$203,763	$217,410	$220,388	$231,463	$238,200
Seniors housing operating		103,578	122,023	154,719	147,840	148,135	158,885	162,896
Medical facilities		83,894	85,238	83,276	89,197	91,838	92,267	91,164
Total		376,821	400,407	441,758	454,447	460,361	482,615	492,260
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(10,827)	(9,852)	(9,769)	(9,620)	(9,650)	(16,114)	(16,627)
NOI attributable to non same store properties		(8,396)	(9,518)	(18,203)	(30,701)	(33,121)	(35,420)	(41,289)
Subtotal		(19,223)	(19,370)	(27,972)	(40,321)	(42,771)	(51,534)	(57,916)
Seniors housing operating:
NOI attributable to non same store properties		(43,513)	(59,045)	(90,092)	(82,710)	(82,277)	(89,834)	(93,228)
Subtotal		(43,513)	(59,045)	(90,092)	(82,710)	(82,277)	(89,834)	(93,228)
Medical facilities:
Non-cash NOI on same store properties		(2,834)	(2,371)	(2,638)	(1,972)	(1,803)	(1,639)	(1,840)
NOI attributable to non same store properties		(13,469)	(15,076)	(13,516)	(19,090)	(21,416)	(21,551)	(20,114)
Subtotal		(16,303)	(17,447)	(16,153)	(21,062)	(23,219)	(23,190)	(21,954)
Same store cash net operating income:	Properties
Seniors housing triple-net	522	170,126	173,776	175,791	177,089	177,617	179,929	180,284
Seniors housing operating	116	60,065	62,978	64,627	65,130	65,858	69,051	69,668
Medical facilities	196	67,591	67,791	67,123	68,135	68,619	69,077	69,210
Total	834	$297,782	$304,545	$307,541	$310,354	$312,094	$318,057	$319,162

Same Store Cash NOI Property Reconciliation:
Total Properties	1,180
Acquisitions	(265)
Developments	(25)
Held-for-sale	(7)
Segment transitions	(38)
Other(1)	(11)
Same store properties	834

(1) Includes eight land parcels and three loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Nine Months Ended
		September 30,	September 30,
Same Store Cash NOI Reconciliations:		2013	2014
Net operating income from continuing operations:
Seniors housing triple-net		$586,258	$690,052
Seniors housing operating		380,322	469,916
Medical facilities		252,409	275,269
Total		1,218,989	1,435,237
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties		(30,448)	(42,391)
NOI attributable to non same store properties		(36,117)	(109,831)
Subtotal		(66,565)	(152,222)
Seniors housing operating:
Non-cash NOI on same store properties		-	-
NOI attributable to non same store properties		(192,652)	(265,339)
Subtotal		(192,652)	(265,339)
Medical facilities:
Non-cash NOI on same store properties		(7,843)	(5,282)
NOI attributable to non same store properties		(42,061)	(63,081)
Subtotal		(49,904)	(68,363)
Same store cash net operating income:	Properties
Seniors housing triple-net	522	519,693	537,830
Seniors housing operating	116	187,670	204,577
Medical facilities	196	202,505	206,906
Total	834	$909,868	$949,313

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

Further, OIG’s Work Plan for Fiscal Year 2014 includes several new agenda items that may impact our operators and tenants.  For example, OIG will (i) determine the impact of new inpatient admission criteria on hospital billing, Medicare payments, and beneficiary payments; (ii) describe SNF billing practices in select years and describe variation in billing among SNFs in those years; and (iii) review the extent to which hospices serve Medicare beneficiaries who reside in assisted living facilities.  The audits and investigations identified in the Work Plan provide insight into the OIG’s objectives for the coming year.

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

On March 4, 2014, the President released his proposed fiscal year 2015 budget, which includes legislative proposals that, taken together, are expected to reduce health care spending by an estimated $355.6 billion over ten years.  The proposals include, among others, proposals to reduce payments to inpatient rehabilitation facilities, long-term care hospitals, and SNFs.  Compared to the fiscal year 2014 budget, the fiscal year 2015 proposed budget estimates a net increase of $54.3 billion above the fiscal year 2014 level in mandatory and discretionary outlays for CMS.  As a related matter, on September 19, 2014, the President signed into law an approximately $1 trillion Continuing Appropriations Resolution that extends the existing appropriations law through December 11, 2014, or until enactment of specified appropriations legislation.

On July 3, 2014, CMS issued a proposed rule outlining payment policies and rates for the Medicare Physician Fee Schedule (“PFS”) for calendar year 2015.  While the proposed rule does not include proposals or announcements on the PFS update or SGR, as these calculations are determined under a prescribed statutory formula that cannot be changed by CMS, the proposed rule does state that CMS expects payments for chronic care management services to have a positive effect on family practice, internal medicine, and geriatrics.

Also on July 3, 2014, CMS issued a proposed rule outlining payment policies and rates for hospital outpatient departments (“HOPD”) and ambulatory surgery centers (“ASC”) for calendar year 2015.  As part of this rule, CMS proposes to apply a net 2.1% HOPD payment increase and a net 1.2% ASC payment increase.

On August 5, 2014, CMS published its final rule for the Prospective Payment System and Consolidated Billing for SNFs for fiscal year 2015.  Under this rule, the payment rate for SNFs increased by 2.0 percent, which takes into account a 0.5 percentage point multifactor productivity adjustment, and results in an aggregate increase of $750 million in payments to SNFs from fiscal year 2014.

On August 6, 2014, CMS published its final rule outlining payment policies and rates for inpatient rehabilitation facilities (“IRFs”) for fiscal year 2015.  Under this rule, the payment rate for IRFs increased by 2.2 percent, accounting for adjustments, such as the multifactor productivity adjustment.  CMS estimates that aggregate payments to IRFs will increase in fiscal year 2015 by approximately $180 million.

On August 22, 2014, CMS published its final rule for the Inpatient Prospective Payment System (“IPPS”) and Long-Term Care Hospitals Prospective Payment System (“LTCH PPS”) for fiscal year 2015.  Under this rule, operating payment rates for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

inpatient services at acute care hospitals that successfully participate in the Hospital Inpatient Quality Reporting Program and are meaningful electronic health record users would increase by 1.4 percent, accounting for adjustments, such as the multifactor productivity adjustment.  However, because of the Hospital Readmissions Reduction Program, changes to Medicare disproportionate share hospital payments, the expiration of certain statutory provisions that provided temporary increases in hospital payments, and other changes to IPPS payment policies, CMS estimates that total Medicare payments under the IPPS will decrease by approximately $756 million in fiscal year 2015.  For LTCHs, the Medicare payment rate will increase by 0.9 percent, accounting for adjustments including, but not limited to, a multifactor productivity adjustment and the phase-in of a budget neutrality adjustment.  Including other changes, total Medicare payments to LTCHs will increase by $62 million in fiscal year 2015.  CMS also finalized a number of changes to comply with the Health Reform Laws.  For example, beginning in fiscal year 2015, hospitals with the poorest performance with respect to hospital acquired conditions will have their respective IPPS payments reduced by 1 percent.  Additionally, CMS will increase the maximum payment reduction under the Hospital Readmissions Reduction program, which began on October 1, 2012, to 3 percent of payment amounts in fiscal year 2015.

On October 6, 2014, the President signed into law the Improving Medicare Post-Acute Transformation Act of 2014 (“IMPACT Act”).  The law applies to SNFs, LTCHs, IRFs and home health agencies and requires providers to report standardized patient assessment data, data on quality measures, and data on resource use and other measures.  The law requires public reporting of the quality and resource use and other measures.  The Medicare Payment Advisory Committee (“MedPAC”) is required to submit a report to Congress by June 30, 2016, evaluating and recommending features of a post-acute payment system that establishes payment rates according to individual characteristics instead of the post-acute setting where the patient is treated.  The report must include a technical prototype for a post-acute prospective payment system and the impact of moving from the current to the new payment system.

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

•         The duty of the Care Quality Commission (“CQC”) to assess the financial sustainability of providers subject to its regulatory regime with a view to identifying any threats that such providers may face to their financial sustainability. Where the CQC identifies a significant risk to financial sustainability it can require the provider to develop a sustainability plan setting out the provider’s plan to mitigate or eliminate risk or require the provider to organize an independent review of the business with the costs being recovered from the provider; and

•         A new offense where certain registered care providers supply, publish or make available information that is false or misleading in a material respect.

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

Québec

In Québec, retirement homes are regulated by the Act respecting Health Services and Social Services (the “Québec Act”) and the Regulation respecting the conditions for obtaining a certificate of compliance and the operating standards for a private seniors' residence (the “Regulation”), which refer to “private seniors’ residences.” Private seniors’ residences in Québec are required to obtain a certificate of compliance.

A certificate of compliance is issued for a period of three years, is renewable and can only be validly transferred to another person with the written permission of the applicable regional licensing agency. An agency may revoke a temporary certificate, or revoke or refuse to issue or renew a certificate of compliance if, among other things, the operator fails to comply with the Act and the Regulation, although the decision of the agency can be contested before the Administrative Tribunal of Québec. The agency may also order the residence to take corrective measures, further to an inspection, complaint and/or investigation. The agency is authorized to inspect a residence, at any reasonable time of day, in order to ascertain whether it complies with the Québec Act and the Regulation.

Private seniors’ residences may belong to either or both of the following two categories: those offering services to independent elderly persons and those offering services to semi-independent elderly persons. The operator of a residence must, for each category, comply with the applicable criteria and standards, with some exceptions provided for residences with fewer than six or ten rooms or apartments. The Québec Act and the Regulation set out a number of detailed provisions with respect to residents’ health and safety (including mandatory call-for-help systems, safety plans in the event of fire or infectious disease, health assessments, permissible control measures, as well as administration and distribution of medication), meal services and recreation, content of residents’ files, disclosure of information to residents, and staffing requirements, among other things.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although the obligations of custodians of personal health information in the various provinces differ to some extent, they all include the obligation to protect the information. Privacy laws in Canada are consent-based and require the implementation of a privacy program involving policies, procedures and the designation of an individual or team with primary responsibility for a custodian’s privacy law compliance.  Breach notification is mandatory under some laws.  Some laws require notification where personal health information/personal information is processed or stored outside of Canada.  One provincial law (in Quebec) provides for fines where an organization fails to perform required due diligence before outsourcing activities involving personal information to a service provider outside of the province.

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

The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  Speaking generally, penalties do not include imprisonment or at least to date, the significant fines and damages that have been ordered or awarded in some other jurisdictions. Class actions have been certified in cases involving a breach of privacy law by a health care organization, however it is too early to identify the range of damages such organizations may anticipate if the action is successful. Privacy regulators have the authority to make public the identity of organizations that have been found to have committed a breach, so there is a reputational risk associated with privacy law violations, even where no monetary damages are incurred. The notification of affected individuals and other activities required to manage a privacy breach can give rise to significant costs including for: retaining contract staff or diverting staff from their regular duties; forensic information technology and other third party professional services (public relations, legal counsel); labor relations and other employee-related proceedings; the cost of any required upgrade of information technology assets and the implementation of new policies and procedures to prevent a reoccurrence of the breach.

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

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

      We historically borrow on our primary unsecured credit facility to acquire, construct or make loans relating to health care and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under our unsecured credit facilities.  We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed under indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.

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

	September 30, 2014		December 31, 2013
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,342,328	$(451,440)	$7,421,707	$(408,790)
Secured debt	2,591,231	(88,786)	2,787,236	(102,211)
Totals	$9,933,559	$(540,226)	$10,208,943	$(511,001)

     Our variable rate debt, including our unsecured credit facilities, is reflected at fair value. At September 30, 2014, we had $993,435,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $9,934,000.  At December 31, 2013, we had $1,089,362,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $10,894,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2014, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $1,000,000 annualized.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than the U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2014		December 31, 2013
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$36,378	$2,109	$4,006	$(2,964)
Debt designated as hedges	1,114,880	8,000	1,146,596	8,002
Totals	$1,151,258	$10,109	$1,150,602	$5,038

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 27, 2014, we issued 9,537 shares of our common stock to a national medical office partner pursuant to the terms of our strategic partnership.  The shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended, upon such partnership earning acquisition fees in connection with the acquisition of medical office buildings and completion fees in connection with the development of new projects.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	-	$-
August 1, 2014 through August 31, 2014	247	67.58
September 1, 2014 through September 30, 2014	50,108	58.58
Totals	50,355	$58.62

(1) During the three months ended September 30, 2014, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

10.2            Performance-Based Restricted Stock Unit Grant Agreement dated effective as of July 30, 2014 between the company and Thomas J. DeRosa.*

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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.
Date: November 4, 2014	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2014	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2014	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)