Form 10-K
period 2014-12-31
HEALTH CARE REIT INC /DE/
filed 2015-02-20
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 1-8923

HEALTH CARE REIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)

(419) 247-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	New York Stock Exchange
6.50% Series I Cumulative Convertible Perpetual Preferred Stock, $1.00 par value	New York Stock Exchange
6.50% Series J Cumulative Redeemable Preferred Stock, $1.00 par value	New York Stock Exchange
4.800% Notes due 2028	New York Stock Exchange
4.500% Notes due 2034	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  o

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  o  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  R

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer o	Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  o  No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,277,423,332.

As of January 31, 2015, the registrant had 329,912,724 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 7, 2015, are incorporated by reference into Part III.

HEALTH CARE REIT, INC.

2014 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, long-term/post-acute care facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  More information is available on the Internet at www.hcreit.com.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

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

Portfolio of Properties

Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2014.

Property Types

We invest in seniors housing and health care real estate and evaluate our business on three reportable segments: seniors housing triple-net, seniors housing operating and medical facilities. For additional information regarding our segments, please see Note 17 to our consolidated financial statements.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to our consolidated financial statements.  The following is a summary of our various property types.

Seniors Housing Triple-Net

Our seniors housing triple-net properties include independent living facilities, independent supportive living facilities (Canada), continuing care retirement communities, assisted living facilities, care homes with and without nursing, Alzheimer’s/dementia facilities, long-term/post-acute care facilities, hospitals and combinations thereof. We invest primarily through acquisitions, development and joint venture partnerships. Our properties are primarily leased to operators under long-term, triple-net master leases. We are not involved in property management.  Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

Independent Living Facilities and Independent Supportive Living Facilities (Canada).  Independent living facilities and independent supportive living facilities are age-restricted, multifamily properties with central dining facilities that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities.

Continuing Care Retirement Communities.  Continuing care retirement communities typically include a combination of detached homes, an independent living facility, an assisted living facility and/or a long-term/post-acute care facility on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. Resident payment plans vary, but can include entrance fees, condominium fees and rental fees. Many of these communities also charge monthly maintenance fees in exchange for a living unit, meals and some health services.

Assisted Living Facilities.  Assisted living facilities are state regulated rental properties that provide the same services as independent living facilities, but also provide supportive care from trained employees to residents who require assistance with activities of daily living, including, but not limited to, management of medications, bathing, dressing, toileting, ambulating and eating.

Care Homes with Nursing (United Kingdom).  Care homes with nursing, regulated by the Care Quality Commission are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for various federal and local reimbursement programs.  Unlike the U.S., care homes with nursing in the U.K. generally do not provide post-acute care.

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

Long-Term/Post-Acute Care Facilities.  Our long-term/post-acute care facilities generally include skilled nursing/post-acute care facilities, inpatient rehabilitation facilities and long-term acute care facilities.  Skilled nursing/post-acute care facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement in the United States or provincial reimbursement in Canada.  All facilities offer some level of rehabilitation services.  Some facilities focus on higher acuity patients and offer rehabilitation units specializing in cardiac, orthopedic, dialysis, neurological or pulmonary rehabilitation.  Inpatient rehabilitation facilities provide inpatient services for patients with intensive rehabilitation needs.  Long-term acute care facilities provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than is available in most skilled nursing/post-acute care facilities.

Hospitals.  Hospitals are acute care facilities that provide a wide range of inpatient and outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories.

     Our seniors housing triple-net segment accounted for 31%, 31% and 46% of total revenues (including discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively.  We lease 181 facilities to Genesis Healthcare, LLC, an operator of long-term/post-acute care facilities, pursuant to a long-term, triple-net master lease.  In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under the ground leases.  All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC.  For the year ended December 31, 2014, our lease with Genesis accounted for approximately 31% of our seniors housing triple-net segment revenues and 9% of our total revenues.

Seniors Housing Operating

Our seniors housing operating properties include several of the facility types described in “Item 1 – Business – Property Types – Seniors Housing Triple-Net”, including independent living facilities and independent supportive living facilities, assisted living facilities, care homes and Alzheimer’s/dementia care facilities.

 Properties are primarily held in consolidated joint venture entities with operating partners. We utilize the structure proposed in the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).  See Note 18 for more information.

     Our seniors housing operating segment accounted for 57%, 56% and 37% of total revenues (including discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively.  We have relationships with ten operators to own and operate 297 facilities (plus 55 unconsolidated facilities).  In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract.  We rely on our partners to effectively and efficiently manage these properties.  For the year ended December 31, 2014, our relationship with Sunrise Senior Living accounted for approximately 47% of our seniors housing operating segment revenues and 27% of our total revenues.

Medical Facilities

Our medical facilities include medical office buildings and life science facilities.  We typically lease our medical office buildings to multiple tenants and provide varying levels of property management.  Our life science investment represents an investment in an unconsolidated joint venture entity (see Note 7 to our consolidated financial statements).  Our medical facilities segment accounted for 12%, 13% and 17% of total revenues (including discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively.  No single tenant exceeds 20% of segment revenues.

Medical Office Buildings.  The medical office building portfolio consists of health care related buildings that generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Our portfolio has a strong affiliation with health systems. Approximately 95% of our medical office building portfolio is affiliated with health systems (with buildings on hospital campuses or serving as satellite locations for the health system and their physicians).

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

Investment Types

Real Property.  Our properties are primarily comprised of land, buildings, improvements and related rights.  Our seniors housing triple-net properties are generally leased to operators under long-term operating leases.  The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options, a portion of which could result in the disposition of properties for less than full market value.  Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2014, approximately 89% of our seniors housing triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Our medical office building portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2014, 85% of our portfolio included leases with full pass through, 13% with a partial expense reimbursement (modified gross) and 2% with no expense reimbursement (gross). Our medical office building leases are non-cancellable operating leases that have a weighted-average remaining term of eight years at December 31, 2014 and are often credit enhanced by security deposits, guaranties and/or letters of credit.

Construction.  We occasionally provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2014, we had outstanding construction investments of $186,327,000 and were committed to provide additional funds of approximately $227,618,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by first/second mortgage liens, leasehold mortgages, corporate guaranties and/or personal guaranties. At December 31, 2014, we had outstanding real estate loans of $380,169,000.  The interest yield averaged approximately 8.2% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2014 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

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

Borrowing Policies

We utilize a combination of debt and equity to fund investments. Our debt and equity levels are determined by management to maintain a conservative credit profile. Generally, we intend to issue unsecured, fixed-rate public debt with long-term maturities to approximate the maturities on our triple-net leases and loans. For short-term purposes, we may borrow on our primary unsecured credit facility. We replace these borrowings with long-term capital such as senior unsecured notes, common stock or preferred stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In certain agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.

Competition

We compete with other real estate investment trusts, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance/investment companies, government-sponsored agencies, taxable and tax-exempt bond funds, health care operators, developers and other investors in the acquisition, development, leasing and financing of health care and seniors housing properties. We compete for investments based on a number of factors including relationships, certainty of execution, investment structures and underwriting criteria. Our ability to successfully compete is impacted by economic and demographic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and renovation costs and applicable laws and regulations.

The operators/tenants of our properties compete with properties that provide comparable services in the local markets. Operators/tenants compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences, physicians, staff and price. We also face competition from other health care facilities for tenants, such as physicians and other health care providers that provide comparable facilities and services.

For additional information on the risks associated with our business, please see “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

Employees  As of January 31, 2015, we had 438 employees.

Credit Concentrations  Please see Note 8 to our consolidated financial statements.

Geographic Concentrations  Please see “Item 2 – Properties” of this Annual Report on Form 10-K and Note 17 to our consolidated financial statements.

Health Care Industry

     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to approximately $3.4 trillion in 2016 or 17.7% of gross domestic product (“GDP”). The average annual growth in national health expenditures for 2013 through 2023 is expected to be 5.7%.

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

     The total U.S. population is projected to increase by 13.4% through 2033. The elderly population aged 65 and over is projected to increase by 68.3% through 2033. The elderly are an important component of health care utilization, especially independent living services, assisted living services, long-term/post-acute care services, inpatient and outpatient hospital services and physician ambulatory care. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a seniors housing community. Therefore, we believe there will be continued demand for companies, such as ours, with expertise in health care real estate.

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

Certain Government Regulations

United States

Health Law Matters — Generally

     Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs, and these facilities are subject to the federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies.  In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the Federal Anti-Kickback Statute, the Federal Stark Law, and the Federal False Claims Act, as well as comparable state law counterparts.  Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards. Our tenants’ failure to comply with any of these, and other, laws could result in loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility.

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

     With respect to licensure, generally our long-term/post-acute care facilities and acute care facilities are required to be licensed and certified for participation in Medicare, Medicaid, and other federal health care programs.  This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property.  In addition, if a property is found to be out of compliance with Medicare, Medicaid, or other health care program conditions of participation, the property operator may be excluded from participating in those government health care programs.  Any such occurrence may impair an operator’s ability to meet their financial obligations to us.  If we have to replace an excluded-property operator, our ability to replace the operator may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

Reimbursement

     The reimbursement methodologies applied to health care facilities continue to evolve.  Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies that may negatively impact health care property operations.  The impact of any such changes, if implemented, may result in a material adverse effect on our portfolio.  No assurance can be given that current revenue sources or levels will be maintained.  Accordingly, there can be no assurance that payments under a government health care program are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses.  As a result, an operator’s ability to meet its financial obligations to us could be adversely impacted.

     Seniors Housing Facilities (excluding long-term/post-acute care facilities).  Approximately 58% of our overall revenues (including discontinued operations) for the year ended December 31, 2014 were attributable to U.S. seniors housing facilities. The majority of the revenues received by the operators of these facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and the subsequent OBRA Acts of 1987 and 1990 permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health. As of September 30, 2014, 14 of our 38 seniors housing operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2014, approximately 2% of the revenues at our seniors housing facilities were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.

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

     Long-Term/Post-Acute Care Facilities.  Approximately 13% of our overall revenues (including discontinued operations) for the year ended December 31, 2014 were attributable to long-term/post-acute care facilities.  The majority of the revenues received by the operators of these facilities are from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers. Consequently, changes in federal or state reimbursement policies may adversely affect an operator’s ability to cover its expenses, including our rent or debt service.  Long-term/post-acute care facilities are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities.  A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the operator’s ability to meet its financial obligations to us.  Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent attention on billing practices, payments, and quality of care, or ongoing government pressure to reduce spending by government health care programs, could result in lower payments to long-term/post-acute care facilities and, as a result, may impair an operator’s ability to meet its financial obligations to us.

     Medicare Reimbursement and Long-Term/Post-Acute Care Facilities. For the twelve months ended September 30, 2014, approximately 34% of the revenues at our long-term/post-acute care facilities were paid by Medicare. Generally, long-term/post-acute care facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”), the Inpatient Rehabilitation Facility Prospective Payment System (“IRF PPS”), or the Long Term Care Hospital Prospective Payment System (“LTCH PPS”).  There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for operators, and could cause operators to seek bankruptcy protection.

     The Centers for Medicare & Medicaid Services (“CMS”), an agency of HHS, made positive payment updates for the 2015 fiscal year under the SNF PSS, the IRF PPS and the LTCH PPS.

•         On August 5, 2014, CMS issued a final rule for the SNF PPS. Under the final rule, skilled nursing facilities (“SNFs”) will receive a net rate increase of 2.0%, accounting for adjustments, such as the multifactor productivity adjustment. CMS estimates aggregate payments to SNFs will increase by $750 million in fiscal year 2015.

•         On August 6, 2014, CMS issued a final rule for the IRF PPS. Under the final rule, inpatient rehabilitation facilities (“IRFs”) will receive a net rate increase of 2.2%, accounting for adjustments, such as the multifactor productivity adjustment. CMS estimates aggregate payments to IRFs will increase by $180 million in fiscal year 2015.

•         On August 22, 2014, CMS issued a final rule for the LTCH PPS. Under the final rule, long-term care hospitals (“LTCHs”) will receive a net rate increase of 0.9%, accounting for adjustments including, but not limited to, a multifactor productivity adjustment and the phase-in of a budget neutrality adjustment.  Including other changes, CMS estimates aggregate payments to LTCHs will increase by $62 million in fiscal year 2015.

     On December 26, 2014, the President signed into law the Pathway for SGR Reform Act (“SGR Reform”). SGR Reform implemented several changes to the Medicare payment rules for LTCHs. For a discharge in cost reporting periods beginning on or after October 1, 2015, specified cases in LTCHs will receive the “applicable” site-neutral payment rate. Specifically, payment rates will be blended for discharges in cost reporting periods beginning in fiscal year 2016 and fiscal year 2017, consisting of half of the site neutral payment rate and half of the payment rate that would otherwise apply, and then shift to all site-neutral payments in fiscal year 2018. Patients with a three-day stay in an intensive care unit (“ICU”) prior to LTCH admission or ventilator patients with at least 96 hours are exempted from the lower site-neutral payments if the discharge does not have a principal diagnosis relating to a psychiatric diagnosis or to rehabilitation. Beginning in fiscal year 2020, LTCHs are to maintain at least 50% of patients that are excluded from the site-neutral payments. SGR Reform also requires the Medicare Payment Advisory Committee (“MedPAC”) to conduct a study and submit a report to Congress by June 30, 2019 that includes recommendations that address these changes to the LTCH payment policies. Additionally, beginning in fiscal year 2016, calculation of length of stay requirements for LTCHs will exclude any patients for whom payment is made (i) at the site-neutral payment rate and (ii) under any Medicare Advantage plan. SGR Reform also delayed implementation of a limit of no more than 25% of patients referred from any one hospital (“25% Rule”) for another three years, and the Secretary of HHS must issue a report in two years on the need for any further extension or modifications to the 25% Rule. Finally, SGR Reform reinstituted a moratorium on new LTCHs or any increase in LTCH beds from January 1, 2015 through September 30, 2017.

     On October 6, 2014, the President signed into law the Improving Medicare Post-Acute Transformation Act of 2014 (“IMPACT Act”).  The law applies to SNFs, LTCHs, IRFs and home health agencies and requires providers to report standardized patient assessment data, data on quality measures, and data on resource use and other measures.  The law requires public reporting of quality and resource use and other measures.  MedPAC is required to submit a report to Congress by June 30, 2016, evaluating and recommending features of a post-acute payment system that establishes payment rates according to individual characteristics instead of the post-acute setting where the patient is treated.  The report must include a technical prototype for a post-acute prospective payment system and the impact of moving from the current to the new payment system.

     On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“Access to Medicare Act”) was enacted.  The Access to Medicare Act implements value-based purchasing for SNFs. Beginning in fiscal year 2019, 2% of SNF payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to SNFs through value-based payments.  SNFs will begin reporting a readmissions rate measure by October 1, 2015 and a resource use measure by October 1, 2016.  Both measures will be publicly available by October 1, 2017.

     Medicare Reimbursement and Physicians.  CMS annually adjusts the Medicare Physician Fee Schedule payment rates based on an update formula that includes application of the Sustainable Growth Rate (“SGR”).  On November 13, 2014, CMS published the calendar year 2015 Physician Fee Schedule final rule, which called for a negative 21.2% update under the statutory SGR formula.  The Budget Act and Access to Medicare Act avoided, until March 31, 2015, the reimbursement cuts that would have occurred.  Congress has overridden the required reduction every year since 2003.  The final rule continues implementation of quality and cost measures that will be used in establishing a new value−based modifier that would adjust physician payments based on whether they are providing higher quality and more efficient care. The Health Reform Laws, as defined below, require CMS to begin making payment adjustments to certain physicians and physician groups on January 1, 2015, and to apply the modifier to all physicians by January 1, 2017. Calendar year 2013 is the initial performance year for purposes of adjusting payments in calendar year 2015.

     Medicaid Reimbursement and Long-Term/Post-Acute Care Facilities.  For the twelve months ended September 30, 2014, approximately 42% of the revenues of long-term/post-acute care facilities were paid by Medicaid. The federal and state governments share responsibility for financing Medicaid. The federal matching rate, known as the Federal Medical Assistance Percentage (“FMAP”), varies by state based on relative per capita income, but is at least 50% in all states.  Medicaid is the largest component of total state spending, representing approximately 25.8% of total state expenditures in state fiscal year 2014. The percentage of Medicaid dollars for long-term/post-acute care facilities varies from state to state, due in part to different ratios of elderly population and eligibility requirements.  Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and reimbursement methodology.  Many states reimburse SNFs, for example, using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care.  Reasonable costs typically include allowances for staffing, administrative and general expenses, property, and equipment (e.g., real estate taxes, depreciation and fair rental).

     In most states, Medicaid does not fully reimburse the cost of providing services.  Certain states are attempting to slow the rate of Medicaid growth by freezing rates or restricting eligibility and benefits.  Average Medicaid rates for our long-term/post-acute care facilities will likely vary throughout the year as states continue to make interim changes to their budgets and Medicaid funding. In addition, Medicaid reimbursement rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.

     Health Reform Laws.  On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amends the PPACA (collectively, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees.  The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially−eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met.  On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow States not to participate in the expansion – and to forego funding for the Medicaid expansion – without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to pay for part of those additional costs beginning in 2017.

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

Other Related Laws

     Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by health care providers.  Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government health care programs. Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service.  Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided.  Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any government health care program.  In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government health care programs.  In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

     Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are also subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. Long-term/post-acute care facilities are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law.  The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law.  Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs. Further, long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments), are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions.  Private enforcement of health care fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages up to $11,000 per claim.

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

     Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information.  In order to comply with the regulations, health care providers often must undertake significant operational and technical implementation efforts.  Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.  CMS issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million.  Higher penalties may accrue for violations of multiple requirements or prohibitions.  Additionally, on January 17, 2013, CMS released a final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws.  The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. This rule also modified the standard for when a breach of unsecured personally identifiable health information must be reported.  Some covered entities have entered into settlement agreements with HHS for allegedly failing to adopt policies and procedures sufficient to implement the breach notification provisions in the HITECH Act.  Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards.  HIPAA violations are also potentially subject to criminal penalties.

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

United Kingdom

Registration

In England, care home services are principally regulated by the Health and Social Care Act 2008 (the “Act”) and associated Regulations. The Act requires all persons carrying out “Regulated Activities” in England, and the managers of such persons, to be registered. Regulated Activities are defined in the Health and Social Care Act 2008 (Regulated Activities) Regulations 2010, as amended (the “2010 Regulations”), and include (among other activities):

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

From April 1, 2015, the 2010 Regulations will be fully revoked by the Health and Social Care Act 2008 (Regulated Activities) Regulations 2014 (the “2014 Regulations”). While the 2014 Regulations introduce certain modifications with regard to service standards, the registration obligations under the Act remain.

Under the Care Quality Commission (Registration) Regulations 2009, as amended, service providers and managers of Regulated Activities must provide documentation demonstrating their ability to provide the relevant service(s); in particular, registrants must be able to demonstrate that they (or a nominated individual, if the registered person is a company) possess good character, are physically and mentally fit to carry on the regulated activity and have the necessary qualifications, skills and experience to do so.

Service Standards and Notification Obligations

The 2010 Regulations list the standards that must be met when providing care services. The service providers’ legal obligations include:

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

From April 1, 2015, the 2010 Regulations will be fully revoked by the 2014 Regulations. The 2014 Regulations aim to streamline the legal obligations in the 2010 Regulations, and replace them with a set of more broadly-phrased, legally binding “Fundamental Standards” largely based on existing obligations in the 2010 Regulations.

While the obligations listed above will continue to exist in line with the new “Fundamental Standards,” the 2014 Regulations introduce a number of changes including:

•         A new “duty of candour” to notify and apologize to affected persons, in the event of certain incidents having actually or potentially led to the death of the service user, where the death relates directly to the incident rather than to the natural course of the service user's illness or underlying condition, or severe harm, moderate harm or prolonged psychological harm to the service user (note that this requirement came into force on November 27, 2014); and

•         More detailed standards to be met by individuals to be eligible to act as a director of a service provider institution. For instance, the individual should not have been responsible for, been privy to, contributed to or facilitated any serious misconduct or mismanagement (whether unlawful or not) in the course of carrying on a regulated activity, or equivalent outside of England (note that this requirement came into force on November 27, 2014).

•         The provisions on penalties will remain similar to the 2010 Regulations although the reference to a fine not exceeding £50,000 will be removed from April 1, 2015.

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

Failure to comply with the above notification obligations is an offense and a person guilty of an offense is liable on summary conviction to a fine of up to £2,500.  The amount of this fine will be increased to £10,000 by a Statutory Instrument once coming into force.

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

•         The duty of the CQC to assess the financial sustainability of providers subject to its regulatory regime with a view to identifying any threats that such providers may face to their financial sustainability. Where the CQC identifies a significant risk to financial sustainability it can require the provider to develop a sustainability plan setting out the provider’s plan to mitigate or eliminate risk or require the provider to organize an independent review of the business with the costs being recovered from the provider; and

•         A new offense where certain registered care providers supply, publish or make available information that is false or misleading in a material respect.

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

The Act applies to a data controller that processes personal data in the context of an establishment in the UK, or where not established in the UK, in any other State of the European Economic Area (“EEA”), processes personal data through equipment located in the UK other than for the purposes of transit through the UK. Under the Act, a data controller is the person who (either alone or jointly or in common with other persons) determines the purposes for which and the manner in which any personal data are, or are to be, processed. Personal data is widely defined as data which relates to a living individual who can be identified from those data, or from those data and other information which is in the possession of, or is likely to come into the possession of, the data controller. Sensitive personal data is personal data consisting of information as to the racial or ethnic origin of the data subject; his/her political opinions, religious beliefs or other beliefs of a similar nature; whether he/she is a member of a trade union; his/her physical or mental health or condition; his/her sexual life; and the commission or alleged commission by him/her of an offense, any proceedings for any offense committed or alleged to have been committed by him/her, the disposal of such proceedings, or the sentence of any court in such proceedings.

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

     The ICO has a number of enforcement powers available which includes, in certain limited cases, criminal prosecution and non-criminal enforcement and audits.  In case of a breach of the Act, the ICO may: (i) provide practical advice to organizations on how they should handle data protection matters; (ii) issue undertakings committing an organization to a particular course of action in order to improve its compliance; (iii) serve enforcement notices where there has been a breach, requiring organizations to take (or refrain from taking) specified steps in order to ensure they comply with the law; (iv) conduct consensual assessments (audits) to determine if organizations are complying; (v) serve assessment notices to conduct compulsory audits to assess whether organizations’ processing of personal data follows good data protection practices; (vi) issue monetary penalty notices requiring organizations to pay up to £500,000 for serious breaches of the Act occurring on or after April 6, 2010 or serious breaches of the Privacy and Electronic Communications Regulations occurring after May 26, 2011; and (vii) prosecute those who commit criminal offenses under the Act.  Under the Act, individuals also have the right to claim compensation from an organization in respect of damage caused by a breach of any of the requirements of the Act.

There is a proposal for an EU Data Protection Regulation which would replace the Data Protection Directive and impose a significant number of new obligations including, among others, a requirement to appoint data protection officers, having detailed documentation on the processing of personal data, carrying out privacy impact assessments in certain circumstances, providing standardized data protection notices, reporting security breaches without undue delay, and providing certain rights to individuals such as a right of erasure of personal data. The EU Data Protection Regulation is to have significant enforcement powers with fines proposed by the European Commission of up 2% of annual worldwide turnover and with fines proposed by the European Parliament of up to 5% of annual worldwide turnover or €100 million, whichever is greater. The EU Data Protection Regulation may be adopted sometime in 2015 with EU Member States possibly having two years to implement the Regulation.

Canada

     Retirement homes and long-term care facilities are subject to regulation, and long-term care facilities receive funding, under provincial law.  There is no federal regulation in this area.  Set out below are summaries of the principal regulatory requirements in the provinces where we have a material number of facilities.

     Licensing and Regulation

Alberta

In Alberta, there are three relevant designations for seniors’ living arrangements, ordered below from the most independent to the highest level of care.

Retirement Homes (also referred to as independent living) are designed for older adults who are able to live on their own. These communities may offer amenities such as fitness centers, gardens, paths, libraries, and beauty salons. Residents may access publicly-funded external care services at the home from funded external suppliers.

Alberta retirement residences may be rented, privately owned, or life-leased. They may be operated for profit or non-profit. Retirement residences typically do not offer support services but residents may arrange support services separate from their accommodations.

Retirement homes do not generally receive government funding; residents pay for tenancy and services received at retirement homes.  Rental subsidies may be available to qualified seniors.

Alberta Independent Living residences are legislated under the Residential Tenancies Act, SA 2004, c R-17.1 and the Alberta Housing Act, RSA 2000, c A-25.

Supportive Living (also referred to as assisted living) provides accommodation in a home-like setting, where residents can remain as independent as possible while still having access to necessary care, assistance, and services. A provider of designated Supportive Living services provides at least one meal a day or housekeeping services. Supportive living includes many different types of facilities, including seniors lodges, group homes, and mental health and designated supportive living accommodations. These facilities can be operated by private for-profit, private not-for-profit, or public operators.

Supportive Living services are licensed under the Supportive Living Accommodation Licensing Act, SA 2009, c S-23.5, and the Supportive Living Accommodation Licensing Regulation, Alta Reg 40/2010. They are governed by the Ministry of Health.

Operators that receive public funds, either directly or indirectly, for health and personal care services must also comply with the Ministry of Health Continuing Care Health Service Standards (March 2007, and revised). They are also subject to the Protection for Persons in Care Act, SA 2009, c P-29.1, under which the province investigates suspected abuse of adults receiving government-funded care services.

Licenses may be granted for periods of six months to three years, depending on how long the facility has been licensed, and depending on past reports. The Ministry, through a designated director, may conduct inspections of facilities and review records. The Director may order a delinquent facility to take specific steps or to stop certain practices or may temporarily stop operations; alternatively, the facility’s license may be suspended.

There are four levels of supportive living, ordered from basic to more advance care: (1) Residential Living (residents can manage most daily tasks and direct own care and assistance can be scheduled); (2) Lodge Living (residents can manage some daily tasks and direct own care and assistance can be scheduled, although some non-scheduled assistance may be required); (3) Assisted Living (residents require assistance with many daily tasks, with increased scheduled and some non-scheduled assistance required); (4) Enhanced Level (residents require assistance with most or all daily tasks and frequent unscheduled assistance). In addition, there are two specialized designations of Supportive Care: (1) Alberta Enhanced Assisted Living (also referred to as Enhanced Lodges or Alberta Designated Supportive Living Level 4 (SL4) (provides 24-hour scheduled and unscheduled professional, personal care and support services provided by Licensed Practical Nurses and Health Care Aides); and (2) Enhanced Assisted Living Dementia Care Sites (also referred to as Designated Supportive Living Level 4 Dementia (SL4-D)) (provides assisted living for seniors living with cognitive impairments (such as Alzheimer’s disease or other types of dementia) who require safe and secure living accommodation in a therapeutic environment).

Residents pay a fee to cover the costs of providing accommodations and services like meals, housekeeping and building maintenance. The accommodation fee varies by accommodation type and the services or amenities that are available to the resident. Alberta Health regulates the maximum accommodation fee in publicly-funded designated supportive living. In other types of supportive living settings, the operator sets the cost of accommodation. Health services are publicly-funded and provided through Alberta Health Services. Private sector operators of Supportive Living facilities are eligible to apply for funding under the Affordable Supportive Living Initiative (“ASLI”), an Alberta government capital grant program that provides funding to develop long-term care and affordable supportive living spaces in the province.

Nursing Homes (also referred to as long-term care) are for residents who have complex, unpredictable medical needs and who require 24-hour on-site registered nurse assessment or treatment.

Nursing homes are subject to the Nursing Homes Act, RSA 2000, c N-7, and the Nursing Home General Regulation, Alta Reg 232/1985, and Long-term Care Accommodation Standards. They are governed by the Ministry of Health.

Nursing home operators are not licensed, but enter into agreements with the Ministry for the operation of nursing homes. These facilities can be operated by private for-profit, private not-for-profit, or public operators.

All operators must comply with the Ministry of Health Long-term Care Accommodation Standards (March 2007, and revised). Operators that receive public funds, either directly or indirectly, for health and personal care services must also comply with the Continuing Care Health Service Standards and are subject to the Protection for Persons in Care Act.

The Ministry may conduct inspections of facilities and review records. Deficient facilities may be ordered to submit a correction plan.

Residents pay an accommodation fee to cover the costs of providing accommodations and services like meals, housekeeping and building maintenance. Alberta Health regulates the maximum accommodation fee in publicly-funded long-term care facilities. In other types of supportive living settings, the accommodation fee is set by the operator. Health services in long-term care are publicly-funded and provided through Alberta Health Services. Private sector operators of nursing homes are eligible to apply for funding under the ASLI. The Minister may make grants to an operator in respect of its operating or capital costs as prescribed by the regulations.

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

     Other Related Laws

     Privacy

     The services provided in our facilities are generally subject to privacy legislation in Canada, including, in certain provinces, privacy laws specifically related to personal health information.  Although the obligations of custodians of personal health information in the various provinces differ to some extent, they all include the obligation to protect the information.  The organizations with which we have management agreements may be the custodian of personal health information/personal information collected in connection with the operation of our facilities.

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

     The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  To date, penalties have generally not been monetary, although that may change depending on decisions in connection with class actions.  Regulators have the authority to make public the identity of a health information custodian that has been found to have committed a breach, so that there is a reputational risk associated with privacy law violations even where no monetary damages are incurred. The notification of patients (mandatory under some privacy laws) and other activities required to manage a privacy breach can give rise to significant costs.

     Other Legislation

     Retirement homes may be subject to residential tenancy laws, such that there can be restrictions on rent increases and termination of tenancies, for instance.  Other provincial legislation applicable to occupational health and safety, public health, and the provision of community health care and funded long-term/post-acute care may also apply to retirement homes.  In addition, municipal laws with respect to matters such as fire safety, food services and zoning would also apply.

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

Annual Distribution Requirements.  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates.  As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2014. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A — Risk Factors.”

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

Generally, the current maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 20%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

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

Gain from the sale or exchange of our shares held for more than one year is generally taxed at a maximum long-term capital gain rate of 20% in the case of stockholders who are individuals and 35% in the case of stockholders that are corporations.  Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.  Capital losses recognized by a stockholder upon the disposition of our shares held for more than one year at the time of disposition will be considered long-term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, who may offset up to $3,000 of ordinary income each year).

An additional tax of 3.8% generally will be imposed on the “net investment income” of U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts.  Among other items, “net investment income” generally includes gross income from dividends and net gain attributable to the disposition of certain property, such as shares of our common stock or warrants. In the case of individuals, this tax will only apply to the extent such individual’s modified adjusted gross income exceeds $200,000 ($250,000 for married couples filing a joint return and surviving spouses, and $125,000 for married individuals filing a separate return). U.S. stockholders should consult their tax advisors regarding the possible applicability of this additional tax in their particular circumstances.

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

     Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends made after June 30, 2014, and will apply to payments of gross proceeds from a sale of shares of our stock made after December 31, 2016.  Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction.  Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet their obligations and disputes between us and our partners

     We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such dispute and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

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

The properties managed by Sunrise Senior Living, LLC account for a significant portion of our revenues and operating income and any adverse developments in its business or financial condition could adversely affect us

     Sunrise Senior Living, LLC manages our entire Sunrise property portfolio, which as of December 31, 2014, consisted of 140 seniors housing properties.  These properties account for a significant portion of our revenues, and we rely on Sunrise Senior Living, LLC to manage these properties efficiently and effectively.  Any adverse developments in Sunrise Senior Living, LLC’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect us.

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

Our operators’ may not have the necessary insurance coverage to insure adequately against losses

     In recent years, long-term/post-acute care and seniors housing operators have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. General and professional liability insurance coverage may be restricted or very costly, which may adversely affect the property operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the property operators’ ability to meet their obligations to us.

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

     The Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to elect not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of late January 2015, roughly half of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to pay for part of those additional costs beginning in 2017. In light of this, at least one state that has passed legislation to allow the state to expand its Medicaid coverage has included sunset provisions in the legislation that require that the expanded benefits be reduced or eliminated if the federal government’s funding for the program is decreased or eliminated, permitting the state to re-visit the issue once it begins to share financial responsibility for the expansion. With increasingly strained budgets, it is unclear how states that do not include such sunset provisions will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams. See “Item 1 — Business — Certain Government Regulations — United States — Reimbursement” above.

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

Certain subsidiaries might fail to qualify or remain qualified as a REIT

     As a result of our acquisition of shares in Senior Housing Realty Trust (“SHRT”), we own a minority interest in an entity which elected to be taxed as a REIT for federal income tax purposes.  Additionally, we own substantially all of the outstanding stock of a subsidiary which we consolidate for financial reporting purposes but which is treated as a separate REIT for federal income tax purposes (together with SHRT, each a “Subsidiary REIT”).  To qualify as a REIT, each Subsidiary REIT must independently satisfy all of the REIT qualification requirements under the Code, together with all other rules applicable to REITs.  Provided that each

Subsidiary REIT qualifies as a REIT, our interests in the Subsidiary REITs will be treated as qualifying real estate assets for purposes of the REIT asset tests.  See “Item 1 – Business – Taxation – Federal Income Tax Considerations – Qualification as a REIT – Asset Tests” above.  If a Subsidiary REIT fails to qualify as a REIT in any taxable year, such Subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years.  Any such failure could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT, unless we are able to avail ourselves of certain relief provisions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices in Florida, California and the United Kingdom and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2014 (dollars in thousands and annualized revenues adjusted for timing of investment):

	Seniors Housing Triple-Net			Seniors Housing Operating
Property Location	Number of Properties	Total Investment	Annualized Revenues	Number of Properties	Total Investment	Annualized Revenues
Alabama	4	$36,941	$3,765	-	$-	$-
Arizona	1	6,963	833	4	63,984	22,847
California	28	532,723	54,606	47	1,343,848	373,773
Colorado	3	76,048	9,645	5	148,070	37,734
Connecticut	14	179,783	19,647	14	327,746	112,555
District Of Columbia	-	-	-	1	66,257	13,790
Delaware	11	164,414	18,231	1	22,165	5,420
Florida	43	602,039	53,326	-	-	-
Georgia	8	105,483	10,121	7	126,861	35,139
Iowa	3	48,193	4,165	1	34,082	8,209
Idaho	2	34,397	3,640	-	-	-
Illinois	15	343,389	30,642	12	442,507	94,739
Indiana	30	431,753	44,737	-	-	-
Kansas	7	142,586	14,826	3	71,987	16,886
Kentucky	12	102,297	15,467	2	40,233	11,977
Louisiana	3	22,642	3,353	2	53,481	11,547
Massachusetts	31	413,211	53,334	22	558,492	139,977
Maryland	27	415,111	39,394	3	85,677	31,766
Maine	-	-	-	2	54,156	18,246
Michigan	8	121,909	10,760	5	115,759	23,310
Minnesota	3	37,186	3,438	4	118,380	24,275
Missouri	2	29,066	2,913	3	116,500	14,769
Mississippi	3	31,053	3,364	-	-	-
Montana	1	6,482	952	-	-	-
North Carolina	56	374,384	38,821	1	42,504	7,369
Nebraska	5	136,705	15,333	-	-	-
New Hampshire	12	177,255	21,987	3	79,396	18,091
New Jersey	59	1,296,969	127,150	8	249,811	65,758
New Mexico	-	-	-	1	19,468	993
Nevada	5	101,238	13,350	2	38,314	10,020
New York	9	205,222	17,685	8	307,829	72,573
Ohio	28	236,656	38,088	4	197,435	34,084
Oklahoma	18	130,829	13,173	2	39,039	3,263
Oregon	1	3,400	757	-	-	-
Pennsylvania	49	848,335	93,805	6	84,683	36,715
Rhode Island	3	45,102	5,667	3	70,499	20,827
South Carolina	5	36,129	10,287	-	-	-
Tennessee	25	184,515	26,731	2	51,167	15,219
Texas	51	614,366	71,312	13	328,093	75,905
Utah	1	5,824	887	1	17,223	11,161
Virginia	14	208,884	19,830	2	39,296	15,035
Vermont	2	26,171	3,300	1	28,749	7,183
Washington	23	408,435	40,676	7	271,099	47,110
Wisconsin	17	234,308	25,247	-	-	-
West Virginia	24	370,338	46,558	-	-	-
Total domestic	666	9,528,734	1,031,802	202	5,654,792	1,438,263

Canada	13	323,486	18,114	54	1,146,379	232,892
United Kingdom	43	581,885	42,929	41	1,537,562	309,300
Total international	56	905,371	61,043	95	2,683,941	542,192

Grand total	722	$10,434,105	$1,092,845	297	$8,338,733	$1,980,455

	Medical Facilities
Property Location	Number of Properties	Total Investment	Annualized Revenues
Alaska	1	$23,380	$3,046
Alabama	3	31,865	5,065
Arkansas	1	25,987	2,935
Arizona	4	71,703	8,683
California	22	463,260	44,814
Colorado	1	12,738	1,990
Florida	38	485,233	50,128
Georgia	10	170,333	22,605
Iowa	1	7,080	1,394
Illinois	3	39,709	7,199
Indiana	8	157,528	17,514
Kansas	7	81,588	13,117
Maryland	2	22,549	2,293
Maine	1	22,815	2,932
Michigan	1	16,959	1,797
Minnesota	8	187,699	25,948
Missouri	7	156,324	17,768
North Carolina	3	60,114	6,856
Nebraska	2	38,619	5,658
New Hampshire	1	15,317	1,580
New Jersey	7	224,503	37,736
New Mexico	3	36,180	3,638
Nevada	5	47,452	3,512
New York	7	67,180	7,660
Ohio	8	79,612	12,321
Oklahoma	2	27,550	3,415
Oregon	1	10,038	1,363
South Carolina	1	28,101	2,259
Tennessee	7	82,061	10,276
Texas	49	898,805	89,942
Virginia	4	62,816	7,689
Washington	5	164,550	16,342
Wisconsin	18	258,710	27,700
Total	241	$4,078,358	$467,175

The following table sets forth occupancy, coverages and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Coverages(1,2)		Average Annualized Revenues(3)
	2014	2013	2014	2013	2014	2013
Seniors housing triple-net(4)	87.7%	87.7%	1.54x	1.58x	$14,562	$14,000	per bed/unit
Seniors housing operating(5)	90.3%	90.7%	n/a	n/a	67,376	65,374	per unit
Medical facilities(6)	94.4%	94.5%	n/a	n/a	33	28	per sq. ft.

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

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2014 (dollars in thousands):

	Expiration Year
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Thereafter

Seniors housing triple-net:
Properties	20	-	33	51	3	12	26	41	13	21	472
Base rent(1)	$37,423	$-	$14,907	$37,421	$2,973	$14,870	$38,293	$36,309	$18,442	$45,602	$798,931
% of base rent	3.6%	0.0%	1.4%	3.6%	0.3%	1.4%	3.7%	3.5%	1.8%	4.4%	76.4%
Units	91	-	1,467	3,151	235	1,079	3,806	5,144	1,357	2,254	52,029
% of units	0.1%	0.0%	2.1%	4.5%	0.3%	1.5%	5.4%	7.3%	1.9%	3.2%	73.7%

Medical office buildings:
Square feet	711,737	790,389	1,218,498	920,688	1,070,191	968,769	1,118,555	2,108,813	1,047,083	1,367,691	2,956,912
Base rent(1)	$17,440	$18,299	$29,078	$21,994	$25,896	$22,791	$28,386	$43,663	$26,007	$36,446	$71,813
% of base rent	5.1%	5.4%	8.5%	6.4%	7.6%	6.7%	8.3%	12.8%	7.6%	10.7%	20.9%
Leases	262	201	248	192	207	113	119	134	80	102	89
% of leases	15.0%	11.5%	14.2%	11.0%	11.8%	6.5%	6.8%	7.7%	4.6%	5.8%	5.1%

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 4,960 stockholders of record as of January 31, 2015. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange (NYSE:HCN), and common dividends paid per share:

	Sales Price		Dividends Paid
	High	Low	Per Share
2014
First Quarter	$59.93	$52.90	$0.795
Second Quarter	65.25	58.91	0.795
Third Quarter	68.36	61.42	0.795
Fourth Quarter	78.17	62.05	0.795

2013
First Quarter	$67.92	$60.78	$0.765
Second Quarter	80.07	61.62	0.765
Third Quarter	68.79	58.16	0.765
Fourth Quarter	66.76	52.43	0.765

Our Board of Directors has approved a new quarterly cash dividend rate of $0.825 per share of common stock per quarter, commencing with the February 2015 dividend. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2014, 156 companies comprised the FTSE NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2009 equals $100 and dividends are assumed to be reinvested.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
S & P 500	100.00	115.06	117.49	136.30	180.44	205.14
Health Care REIT, Inc.	100.00	114.33	138.65	163.91	150.11	222.93
FTSE NAREIT Equity	100.00	127.96	138.57	163.60	167.63	218.16

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	-	$-
November 1, 2014 through November 30, 2014	-	-
December 1, 2014 through December 31, 2014	-	-
Totals	-	$-

(1) No shares were purchased as part of publicly announced plans or programs.

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2014 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2010	2011	2012	2013	2014
Operating Data
Revenues(1)	$559,491	$1,313,182	$1,805,044	$2,880,608	$3,343,546
Expenses(1)	526,515	1,200,979	1,619,132	2,778,363	2,959,333
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	32,976	112,203	185,912	102,245	384,213
Income tax (expense) benefit	(364)	(1,388)	(7,612)	(7,491)	1,267
Income (loss) from unconsolidated entities	6,673	5,772	2,482	(8,187)	(27,426)
Income from continuing operations	39,285	116,587	180,782	86,567	358,054
Income from discontinued operations, net(1)	89,599	96,129	114,058	51,713	7,135
Gain (loss) on real estate dispositions, net	-	-	-	-	147,111
Net income	128,884	212,716	294,840	138,280	512,300
Preferred stock dividends	21,645	60,502	69,129	66,336	65,408
Preferred stock redemption charge	-	-	6,242	-	-
Net income (loss) attributable to noncontrolling interests	357	(4,894)	(2,415)	(6,770)	147
Net income attributable to common stockholders	$106,882	$157,108	$221,884	$78,714	$446,745

Other Data
Average number of common shares outstanding:
Basic	127,656	173,741	224,343	276,929	306,272
Diluted	128,208	174,401	225,953	278,761	307,747

Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.14	$0.35	$0.48	$0.10	$1.44
Discontinued operations, net	0.70	0.55	0.51	0.19	0.02
Net income attributable to common stockholders *	$0.84	$0.90	$0.99	$0.28	$1.46
Diluted:
Income from continuing operations attributable to common stockholders	$0.13	$0.35	$0.48	$0.10	$1.43
Discontinued operations, net	0.70	0.55	0.50	0.19	0.02
Net income attributable to common stockholders *	$0.83	$0.90	$0.98	$0.28	$1.45

Cash distributions per common share	$2.74	$2.835	$2.96	$3.06	$3.18

* Amounts may not sum due to rounding

(1) We have reclassified the income and expenses attributable to properties sold prior to or held for sale at December 31, 2013, to discontinued operations for all periods presented. See Note 5 to our consolidated financial statements.

	December 31,
Balance Sheet Data	2010	2011	2012	2013	2014
Net real estate investments	$8,590,833	$13,942,350	$17,423,009	$21,680,221	$22,851,196
Total assets	9,451,734	14,924,606	19,549,109	23,083,957	25,014,296
Total long-term obligations	4,469,736	7,240,752	8,531,899	10,652,014	10,828,013
Total liabilities	4,714,081	7,612,309	8,993,998	11,292,587	11,454,838
Total preferred stock	291,667	1,010,417	1,022,917	1,017,361	1,006,250
Total equity	4,733,100	7,278,647	10,520,519	11,756,331	13,473,049

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2014 Key Performance Indicators, Trends and Uncertainties Corporate Governance	46 46 47 47 48 50

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	50 51 51 51

RESULTS OF OPERATIONS

Summary Seniors Housing Triple-net Seniors Housing Operating Medical Facilities Non-Segment/Corporate	52 53 56 58 60

OTHER

Non-GAAP Financial Measures	62
Critical Accounting Policies	67

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

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, long-term/post-acute care facilities, medical office buildings, inpatient and outpatient medical centers and life science facilities. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio as of December 31, 2014:

	Investments	Percentage of	Number of
Type of Property	(in thousands)(1)	Investments	Properties
Seniors housing triple-net	$10,434,105	45.7%	722
Seniors housing operating	8,338,733	36.5%	297
Medical facilities	4,078,358	17.8%	241
Totals	$22,851,196	100.0%	1,260

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

     For the year ended December 31, 2014, rental income and resident fees represented 42% and 57% respectively, of total revenues (including discontinued operations).  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     We also continuously evaluate opportunities to finance future investments.  New investments are generally funded from temporary borrowings under our primary unsecured credit facility, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from net operating income and principal payments on loans receivable. Permanent financing for future investments, which generally replaces funds drawn under our primary unsecured credit facility, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At December 31, 2014, we had $473,726,000 of cash and cash equivalents, $79,697,000 of restricted cash and $2,428,723,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     The capital markets remain supportive of our investment strategy. For the year ended December 31, 2014, we raised $3.2 billion in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported $3.7 billion in gross new investments for the year. We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2014

     Capital.  In May 2014, we completed the public issuance of 16,100,000 shares of common stock for approximate gross proceeds of $1,003,835,000.  In September 2014, we completed the public issuance of 17,825,000 shares of common stock for approximate gross proceeds of $1,136,344,000.  Also, for the year ended December 31, 2014, we raised $257,055,000 through our dividend reinvestment program.  In July 2014, we closed on a new primary unsecured credit facility that includes a $2,500,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. Among other things, the primary unsecured credit facility provides us with additional borrowing capacity and extends the agreement to October 31, 2018.  It can be extended for an additional year at our option. In November 2014, we issued £500,000,000 of 4.5% 20-year senior unsecured notes, generating approximately $773,992,000 of net proceeds.

     Investments. The following summarizes our acquisitions and joint venture investments made during the year ended December 31, 2014 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing triple-net	87	$1,519,657	7.0%	$1,544,441
Seniors housing operating	30	893,593	6.4%	693,953
Medical facilities	34	665,398	6.2%	677,637
Total acquisitions/JVs	151	$3,078,648	6.6%	$2,916,031

(1) Represents stated purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected income to be received in cash divided by investment amounts.
(3) Represents amounts recorded on our books including fair value adjustments pursuant to U.S. GAAP. See Notes 3 and 7 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Dispositions. The following summarizes property dispositions made during the year ended December 31, 2014 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing triple-net	26	$900,335	8.7%	$747,720
Medical facilities	2	46,602	7.6%	45,695
Total property sales	28	$946,937	8.7%	$793,415

(1) Represents book amount plus net gains/losses. See Note 5 to our consolidated financial statements for additional information.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by book amount.
(3) Represents carrying value of assets at time of disposition.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.30 per common share ($0.825 per share quarterly), as compared to $3.18 per common share for 2014, beginning in February 2015.  The dividend declared for the quarter ended December 31, 2014  represents the 175th consecutive quarterly dividend payment.

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

	Year Ended December 31,
	2012	2013	2014

Net income attributable to common stockholders	$221,884	$78,714	$446,745
Funds from operations	697,557	924,884	1,178,330
Net operating income from continuing operations	1,237,055	1,673,795	1,940,188
Same store cash net operating income	882,885	898,909	931,255

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2012	2013	2014

Debt to book capitalization ratio	45%	48%	45%
Debt to undepreciated book capitalization ratio	41%	43%	40%
Debt to market capitalization ratio	33%	39%	29%

Adjusted interest coverage ratio	3.31x	3.23x	3.86x
Adjusted fixed charge coverage ratio	2.58x	2.56x	3.06x

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

	December 31,
	2012	2013	2014

Investment mix:(1)
Seniors housing triple-net	52%	45%	46%
Seniors housing operating	28%	39%	36%
Medical facilities	20%	16%	18%

Relationship mix:(1)
Sunrise Senior Living(2)	6%	19%	18%
Genesis Healthcare	15%	12%	12%
Brookdale			6%
Revera(2)		5%	5%
Benchmark Senior Living	5%	4%	4%
Belmont Village	5%	4%
Merrill Gardens	6%
Remaining customers	63%	56%	55%

Geographic mix:(1)
California	9%	10%	10%
England		8%	9%
Texas	9%	7%	8%
New Jersey	9%	8%	8%
Canada			6%
Florida	7%	5%
Pennsylvania	5%
Remaining	61%	62%	59%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture partner are shown at 100% of the joint venture amount.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Governance

     Maintaining investor confidence and trust is important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the Internet at www.hcreit.com/investor-relations/governance.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December, 31	December, 31			December, 31
	2012	2013	$	%	2014	$	%	$	%
Beginning cash and cash equivalents	$163,482	$1,033,764	$870,282	532%	$158,780	$(874,984)	-85%	$(4,702)	-3%
Cash provided from (used in):
Operating activities	818,133	988,497	170,364	21%	1,138,670	150,173	15%	320,537	39%
Investing activities	(3,592,979)	(3,531,593)	61,386	-2%	(2,126,206)	1,405,387	-40%	1,466,773	-41%
Financing activities	3,645,128	1,667,670	(1,977,458)	-54%	1,303,172	(364,498)	-22%	(2,341,956)	-64%
Effect of foreign currency translation on cash and cash equivalents	0	442	442	n/a	(690)	(1,132)	n/a	(690)	n/a
Ending cash and cash equivalents	$1,033,764	$158,780	$(874,984)	-85%	$473,726	$314,946	198%	$(560,038)	-54%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion.  For the years ended December 31, 2012, 2013 and 2014, cash flows from operations exceeded cash distributions to stockholders.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to acquisitions, real estate loans receivable and investments in unconsolidated entities which are summarized above in “Key Transactions in 2014.”  Please refer to Notes 3, 6 and 7 of our consolidated financial statements for additional information.  The following is a summary of non-acquisition capital improvements (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%
New development	$286,410	$247,560	$(38,850)	-14%	$197,881	$(49,679)	-20%	$(88,529)	-31%
Recurring capital expenditures, tenant improvements and lease commissions	45,175	60,984	15,809	35%	59,134	(1,850)	-3%	13,959	31%
Renovations, redevelopments and other capital improvements	90,275	74,848	(15,427)	-17%	73,646	(1,202)	-2%	(16,629)	-18%
Total	$421,860	$383,392	$(38,468)	-9%	$330,661	$(52,731)	-14%	$(91,199)	-22%

     The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods.  Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.

     Financing Activities. The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock, and dividend payments which are summarized above in “Key Transactions in 2014.”  Please refer to Notes 9, 10 and 13 of our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

     At December 31, 2014, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At December 31, 2014, we had eight outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Unsecured revolving credit facility(1)	$-	$-	$-	$-	$-
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	5,465,965	-	1,150,000	1,050,000	3,265,965
Pounds Sterling senior unsecured notes(3)	1,635,690	-	-	-	1,635,690
U.S. Dollar term credit facility	500,000	-	-	500,000	-
Canadian Dollar term credit facility(3)	215,499	-	-	215,499	-
Secured debt:(2,3)
Consolidated	2,941,765	399,813	770,271	806,956	964,725
Unconsolidated	622,220	206,281	176,558	81,073	158,308
Contractual interest obligations:(4)
Unsecured revolving credit facility	-	-	-	-	-
Senior unsecured notes and term loans(3)	3,560,409	338,290	638,105	533,104	2,050,909
Consolidated secured debt(3)	754,363	140,101	218,789	127,354	268,119
Unconsolidated secured debt(3)	98,668	27,869	29,373	16,385	25,041
Capital lease obligations(5)	111,726	13,157	9,464	9,012	80,093
Operating lease obligations(5)	916,404	15,078	30,370	30,457	840,499
Purchase obligations(5)	308,492	140,150	151,697	6,792	9,853
Other long-term liabilities(6)	367,128	361,475	2,950	2,703	-
Total contractual obligations	$17,498,329	$1,642,214	$3,177,577	$3,379,335	$9,299,202

(1) Relates to our $2,500,000,000 unsecured revolving credit facility. See Note 9 to our consolidated financial statements for additional information.
(2) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(3) Based on foreign currency exchange rates in effect as of balance sheet date.
(4) Based on variable interest rates in effect as of balance sheet date.
(5) See Note 12 to our consolidated financial statements for additional information.

(6) Primarily relates to an unfunded commitment for a secured bridge facility with one of our operators, which is discussed in Note 12 to our consolidated financial statements, and our Supplemental Executive Retirement Plan, which is discussed in Note 19 to the consolidated financial statements.

Capital Structure

     Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2014, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. A summary of certain covenants and our results as of and for the year ended December 31, 2014 is as follows:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Per Agreement
Covenant	Primary Unsecured Credit Facility	Senior Unsecured Notes	Actual At December 31, 2014
Total Indebtedness to Book Capitalization Ratio maximum:	60%	n/a	45%
Secured Indebtedness to Total Assets Ratio maximum:	30%	40%	12%
Total Indebtedness to Total Assets maximum:	n/a	60%	43%
Unsecured Debt to Unencumbered Assets maximum:	60%	n/a	38%
Adjusted Interest Coverage Ratio minimum:	n/a	1.50x	3.86x
Adjusted Fixed Charge Coverage minimum:	1.50x	n/a	3.06x

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

     On May 4, 2012, we filed an open-ended automatic or “universal” shelf registration statement with the Securities and Exchange Commission covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units. As of January 31, 2015, we had an effective registration statement on file in connection with our enhanced dividend reinvestment plan under which we may issue up to 10,000,000 shares of common stock. As of January 31, 2015, 3,016,824  shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of January 31, 2015, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

Results of Operations

Summary

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	Amount	%	2014	Amount	%	Amount	%

Net income attributable to common stockholders	$221,884	$78,714	$(143,170)	-65%	$446,745	$368,031	468%	$224,861	101%
Funds from operations	697,557	924,884	227,327	33%	1,178,330	253,446	27%	480,773	69%
Adjusted EBITDA	1,264,091	1,503,715	239,624	19%	1,877,992	374,277	25%	613,901	49%
Net operating income from continuing operations	1,237,055	1,673,795	436,740	35%	1,940,188	266,393	16%	703,133	57%
Same store cash NOI	882,885	898,909	16,024	2%	931,255	32,346	4%	48,370	5%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.98	$0.28	$(0.70)	-71%	$1.45	$1.17	418%	$0.47	48%
Funds from operations	3.09	3.32	0.23	7%	3.83	0.51	15%	0.74	24%

Adjusted interest coverage ratio	3.31x	3.19x	-0.12x	-4%	3.86x	0.67x	21%	0.55x	17%
Adjusted fixed charge coverage ratio	2.58x	2.52x	-0.06x	-2%	3.06x	0.54x	21%	0.48x	19%

     The following table represents the changes in outstanding common stock for the period from January 1, 2012 to December 31, 2014 (in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended
	December 31, 2012	December 31, 2013	December 31, 2014	Totals
Beginning balance	192,275	260,374	289,564	192,275
Public offerings	64,400	23,000	33,925	121,325
Dividend reinvestment plan issuances	2,136	3,430	4,123	9,689
Senior note conversions	1,040	988	259	2,287
Preferred stock conversions	-	117	233	350
Issuances in acquisitions of noncontrolling interests	-	1,109	-	1,109
Option exercises	341	214	498	1,053
Other, net	182	332	188	702
Ending balance	260,374	289,564	328,790	328,790

Average number of shares outstanding:
Basic	224,343	276,929	306,272
Diluted	225,953	278,761	307,747

     During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, our earnings are primarily long-term investments with predictable rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes, secured debt and borrowings under our primary unsecured credit facility. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing for us.

     We evaluate our business and make resource allocations on our three business segments: seniors housing triple-net, seniors housing operating and medical facilities. The primary performance measures for our properties are NOI and SSCNOI, which are discussed below.  Please see Note 17 to our consolidated financial statements for additional information.

Seniors Housing Triple-net

     The following is a summary of our NOI for the seniors housing triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%
SSCNOI(1)	$589,912	$598,235	$8,323	1%	$618,672	$20,437	3%	$28,760	5%
Non-cash NOI attributable to same store properties(1)	34,176	33,745	(431)	-1%	53,133	19,388	57%	18,957	55%
NOI attributable to non same store properties(2)	170,923	262,641	91,718	54%	355,329	92,688	35%	184,406	108%
NOI	$795,011	$894,621	$99,610	13%	$1,027,134	$132,513	15%	$232,123	29%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 453 same store properties.

(2) Change is primarily due to the acquisition of 195 properties, the conversion of 13 construction projects into revenue-generating properties subsequent to January 1, 2012 and the transition of 38 properties from our seniors housing operating segment on September 1, 2013.

    The following is a summary of our results of operations for the seniors housing triple-net segment (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%
Revenues:
Rental income	$762,968	$866,138	$103,170	14%	$992,638	$126,500	15%	$229,670	30%
Interest income	30,654	28,214	(2,440)	-8%	32,255	4,041	14%	1,601	5%
Other income	2,471	1,504	(967)	-39%	2,973	1,469	98%	502	20%
	796,093	895,856	99,763	13%	1,027,866	132,010	15%	231,773	29%
Property operating expenses	1,082	1,235	153	14%	732	(503)	-41%	(350)	-32%
Net operating income from continuing operations (NOI)	795,011	894,621	99,610	13%	1,027,134	131,507	15%	232,123	29%
Other expenses:
Interest expense	1,745	23,322	21,577	1237%	38,460	15,138	65%	36,715	2104%
Loss (gain) on derivatives, net	96	4,877	4,781	4980%	(1,770)	(6,647)	-136%	(1,866)	-1944%
Depreciation and amortization	223,921	249,913	25,992	12%	273,296	23,383	9%	49,375	22%
Transaction costs	35,705	24,426	(11,279)	-32%	45,146	20,720	85%	9,441	26%
Loss (gain) on extinguishment of debt, net	2,405	40	(2,365)	-98%	98	58	145%	(2,307)	-96%
Provision for loan losses	27,008	2,110	(24,898)	-92%	-	(2,110)	-100%	(27,008)	-100%
Other expenses	-	-	-	n/a	8,825	8,825	n/a	8,825	n/a
	290,880	304,688	13,808	5%	364,055	59,367	19%	73,175	25%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	504,131	589,933	85,802	17%	663,079	73,146	12%	158,948	32%
Income tax benefit (expense)	(2,852)	(1,817)	1,035	-36%	6,141	7,958	-438%	8,993	-315%
Income (loss) from unconsolidated entities	(33)	5,035	5,068	n/a	5,423	388	8%	5,456	-16533%
Income from continuing operations	501,246	593,151	91,905	18%	674,643	81,492	14%	173,397	35%
Discontinued operations:
Gain (loss) on sales of properties, net	112,309	56,625	(55,684)	-50%	6,411	(50,214)	-89%	(105,898)	-94%
Impairment of assets	(20,612)	-	20,612	-100%	-	-	n/a	20,612	-100%
Income from discontinued operations, net	38,356	1,117	(37,239)	-97%	724	(393)	-35%	(37,632)	-98%
Discontinued operations, net	130,053	57,742	(72,311)	-56%	7,135	(50,607)	-88%	(122,918)	-95%
Gain (loss) on real estate dispositions, net	-	-	-	n/a	146,205	146,205	n/a	146,205	n/a
Net income	631,299	650,893	19,594	3%	827,983	177,090	27%	196,684	31%
Less: Net income attributable to noncontrolling interests	511	1,558	1,047	205%	1,874	316	20%	1,363	267%
Net income attributable to common stockholders	$630,788	$649,335	$18,547	3%	$826,109	$176,774	27%	$195,321	31%

The increase in rental income is primarily attributable to the acquisitions of new properties, the transition of 38 properties from our seniors housing operating segment and the conversion of newly constructed seniors housing triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2014, we had no lease renewals but we had 12 leases with rental rate increasers ranging from 0.14% to 0.33% in our seniors housing triple-net portfolio.  The increase in interest income is attributable to investments in new loans and draws on existing loans in the current year (see Note 6 to our consolidated financial statements for additional information).

During the year ended December 31, 2014, we completed four seniors housing triple-net construction projects representing $71,569,000 or $185,896 per bed/unit plus expansion projects totaling $18,053,000. The following is a summary of seniors housing triple-net construction projects pending as of December 31, 2014 (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Upper Providence, PA	96	$29,030	$22,718	2Q15
Mahwah, NJ	96	28,259	16,208	2Q15
Haddonfield, NJ	52	18,815	11,323	2Q15
Derby, England	74	11,501	6,885	2Q15
Edmond, OK	142	24,500	3,007	1Q16
Carrollton, TX	104	18,900	3,063	1Q16
Bracknell, England	64	15,671	6,281	2Q16
Piscataway, NJ	124	30,600	15,067	4Q15
Frederick, MD	130	19,000	11,030	4Q15
Raleigh, NC	225	93,000	17,827	4Q16
Total	1,107	$289,276	$113,409

     Total interest expense represents secured debt interest expense and interest expense on capital lease obligations offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our seniors housing triple-net secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2013		December 31, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$259,000	5.105%	$218,741	5.393%	$587,136	5.394%
Debt transitioned	-	0.000%	367,997	5.298%	-	0.000%
Debt issued	9,387	4.080%	13,800	5.480%	-	0.000%
Debt assumed	83,002	5.304%	9,578	5.582%	120,352	5.404%
Debt extinguished	(128,818)	4.743%	(16,482)	3.304%	(22,970)	6.235%
Foreign currency	-	0.000%	-	0.000%	(2,180)	5.317%
Principal payments	(3,830)	5.556%	(6,498)	5.698%	(11,569)	5.564%
Ending balance	$218,741	5.393%	$587,136	5.394%	$670,769	5.337%

Monthly averages	$216,314	5.254%	$339,129	5.394%	$596,941	5.381%

The change in loss on debt extinguishment is attributable to the volume of debt payoffs each year.  Derivative gains and losses are related to certain foreign currency forward exchange contracts related to properties acquired. Please refer to Note 11 to our consolidated financial statements for further discussion.

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

The increase in other expenses is primarily related to the reversal of the indemnification asset recorded in connection with the Genesis acquisition.  An income tax benefit was recorded in the same amount to reverse the unrecognized tax benefits related to the transaction.  Please refer to Note 18 to our consolidated financial statements for further discussion.

Changes in gains on sales of properties are related to the volume of property sales and the sales prices.  We recognized impairment losses on certain held-for-sale properties in prior years as the fair value less estimated costs to sell exceeded our carrying values. Please refer to Note 5 to our consolidated financial statements for further discussion. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2014 as discontinued operations for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2012	2013	2014

Rental income	$71,044	$8,987	$881
Expenses:
Interest expense	13,723	2,566	157
Property operating expenses	215	-	-
Provision for depreciation	18,750	5,304	-
Income (loss) from discontinued operations, net	$38,356	$1,117	$724

     During the year ended December 31, 2012, we wrote off one loan related to an entrance fee community.  During the year ended December 31, 2013, we wrote off one loan related to an active adult community.  During the year ended December 31, 2014, we did not record a provision for loan loss or have any loan write-offs.  The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies” and Note 6 to our consolidated financial statements.

     A portion of our seniors housing triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%
SSCNOI(1)	$140,968	$146,624	$5,656	4%	$156,072	$9,448	6%	$15,104	11%
NOI attributable to non same store properties(2)	91,056	381,539	290,483	319%	475,191	93,652	25%	384,135	422%
NOI	$232,024	$528,163	$296,139	128%	$631,263	$103,100	20%	$399,239	172%

(1) Due to increases in cash revenues (described below) related to 74 same store properties.
(2) Primarily due to the acquisition of 221 properties subsequent to January 1, 2012 and the transition of 38 properties to our seniors housing triple-net segment on September 1, 2013.

The following is a summary of our results of operations for the seniors housing operating segment (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%
Revenues:
Resident fees and services	$697,494	$1,616,290	$918,796	132%	$1,892,237	$275,947	17%	$1,194,743	171%
Interest income	6,208	757	(5,451)	-88%	2,119	1,362	180%	(4,089)	-66%
Other income	-	355	355	n/a	3,215	2,860	806%	3,215	n/a
	703,702	1,617,402	913,700	130%	1,897,571	280,169	17%	1,193,869	170%
Property operating expenses	471,678	1,089,239	617,561	131%	1,266,308	177,069	16%	794,630	168%
Net operating income from continuing operations (NOI)	232,024	528,163	296,139	128%	631,263	103,100	20%	399,239	172%
Other expenses:
Interest expense	67,524	92,148	24,624	36%	113,099	20,951	23%	45,575	67%
Loss (gain) on derivatives, net	(1,921)	(407)	1,514	-79%	275	682	-168%	2,196	-114%
Depreciation and amortization	165,798	478,007	312,209	188%	418,199	(59,808)	-13%	252,401	152%
Transaction costs	12,756	107,066	94,310	739%	16,880	(90,186)	-84%	4,124	32%
Loss (gain) on extinguishment of debt, net	(2,697)	(3,372)	(675)	25%	383	3,755	-111%	3,080	-114%
Other expenses	-	-	-	n/a	1,437	1,437	n/a	1,437	n/a
	241,460	673,442	431,982	179%	550,273	(123,169)	-18%	308,813	128%
(Loss) income from continuing operations before income from unconsolidated entities	(9,436)	(145,279)	(135,843)	1440%	80,990	226,269	-156%	90,426	-958%
Income tax expense	(1,086)	(5,337)	(4,251)	391%	(3,047)	2,290	-43%	(1,961)	181%
(Loss) income from unconsolidated entities	(6,364)	(22,695)	(16,331)	257%	(38,204)	(15,509)	68%	(31,840)	500%
Net income (loss)	(16,886)	(173,311)	(156,425)	926%	39,739	213,050	-123%	56,625	-335%
Less: Net income (loss) attributable to noncontrolling interests	(3,015)	(8,639)	(5,624)	187%	(2,335)	6,304	-73%	680	-23%
Net income (loss) attributable to common stockholders	$(13,871)	$(164,672)	$(150,801)	1087%	$42,074	$206,746	-126%	$55,945	-403%

      Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to January 1, 2012, partially offset by the transition of 38 properties to seniors housing triple-net on September 1, 2013.  Interest income for the years ended December 31, 2012 and 2013 relates to the Sunrise loan funded during the three months ended December 31, 2012 and acquired in January 2013 (please refer to Note 6 to our consolidated financial statements for additional information).  The fluctuations in depreciation and amortization are due to the net impact of acquisitions and variations in amortization of short-lived intangible assets.  To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.  Losses from unconsolidated entities are primarily attributable to depreciation and amortization of short-lived intangible assets related to our investments in unconsolidated joint ventures with Chartwell in 2012, Sunrise in 2013 and Senior Resource Group in 2014.

      The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of December 31, 2014 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Edgbaston, England	70	$20,820	$19,571	2Q15
Camberley, England	102	21,613	11,142	4Q15
Total	172	$42,433	$30,713

      Interest expense represents secured debt interest expense as well as interest expense related to our Canadian-denominated unsecured term credit facility and Sterling-denominated senior unsecured notes. The increases in interest expense are attributed primarily to the £550,000,000 Sterling-dominated senior unsecured notes issued in November 2013 and the £500,000,000 Sterling-dominated senior unsecured notes issued in November 2014. Please refer to Note 10 to our consolidated financial statements for additional information. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2013		December 31, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,318,599	4.665%	$1,369,526	4.874%	$1,714,714	4.622%
Debt issued	148,031	4.220%	75,408	4.891%	109,503	3.374%
Debt assumed	115,371	5.512%	1,228,706	4.063%	18,484	4.359%
Debt extinguished	(193,962)	4.395%	(548,876)	3.597%	(114,793)	3.626%
Debt transitioned	-	0.000%	(367,997)	5.298%	-	0.000%
Foreign currency	187	5.624%	(10,361)	4.013%	(39,379)	3.727%
Principal payments	(18,700)	4.850%	(31,692)	4.643%	(33,998)	4.296%
Ending balance	$1,369,526	4.874%	$1,714,714	4.622%	$1,654,531	4.422%

Monthly averages	$1,366,758	4.866%	$1,723,122	4.820%	$1,657,416	4.515%

     The fluctuations in gains/losses on debt extinguishments is primarily attributable the volume of extinguishments and terms of the related secured debt.  Derivative gains relate primarily to foreign currency forward exchange contracts entered into in conjunction with international investments made during the respective years.  Please refer to Note 11 to our consolidated financial statements for further discussion.

     Transaction costs represent costs incurred with property acquisitions (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and other similar costs.  The change in transaction costs from year to year is primarily a function of investment volume.  The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income or loss related to those partnerships where we are the controlling partner.

Medical Facilities

     The following is a summary of our NOI for the medical facilities segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%
SSCNOI(1)	$152,005	$154,050	$2,045	1%	$156,511	$2,461	2%	$4,506	3%
Non-cash NOI attributable to same store properties(1)	5,720	5,248	(472)	-8%	3,290	(1,958)	-37%	(2,430)	-42%
NOI attributable to non same store properties(2)	51,383	91,417	40,034	78%	121,313	29,896	33%	69,930	136%
NOI	$209,108	$250,715	$41,607	20%	$281,114	$30,399	12%	$72,006	34%

(1) Due to increases in cash and non-cash revenues (described below) related to 138 same store properties.
(2) Primarily due to the acquisition of 74 properties and conversions of construction projects into 19 revenue-generating properties subsequent to January 1, 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the medical facilities segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%
Revenues:
Rental income	$300,246	$361,451	$61,205	20%	$413,129	$51,678	14%	$112,883	38%
Interest income	2,203	3,692	1,489	68%	3,293	(399)	-11%	1,090	49%
Other income	1,888	1,911	23	1%	1,010	(901)	-47%	(878)	-47%
	304,337	367,054	62,717	21%	417,432	50,378	14%	113,095	37%
Property operating expenses	95,229	116,339	21,110	22%	136,318	19,979	17%	41,089	43%
Net operating income from continuing operations (NOI)	209,108	250,715	41,607	20%	281,114	30,399	12%	72,006	34%
Other expenses:
Interest expense	28,878	36,823	7,945	28%	32,904	(3,919)	-11%	4,026	14%
Depreciation and amortization	116,501	137,880	21,379	18%	152,635	14,755	11%	36,134	31%
Transaction costs	13,148	1,909	(11,239)	-85%	7,512	5,603	294%	(5,636)	-43%
Loss (gain) on extinguishment of debt, net	(483)	-	483	-100%	405	405	n/a	888	n/a
	158,044	176,612	18,568	12%	193,456	16,844	10%	35,412	22%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	51,064	74,103	23,039	45%	87,658	13,555	18%	36,594	72%
Income tax expense	(2,381)	(270)	2,111	-89%	(1,827)	(1,557)	577%	554	-23%
Income (loss) from unconsolidated entities	8,879	9,473	594	7%	5,355	(4,118)	-43%	(3,524)	-40%
Income from continuing operations	57,562	83,306	25,744	45%	91,186	7,880	9%	33,624	58%
Discontinued operations:
Gain (loss) on sales of properties, net	(11,759)	(7,487)	4,272	-36%	-	7,487	-100%	11,759	-100%
Impairment of assets	(8,676)	-	8,676	-100%	-	-	n/a	8,676	-100%
Income (loss) from discontinued operations, net	4,440	1,458	(2,982)	-67%	-	(1,458)	-100%	(4,440)	-100%
Discontinued operations, net	(15,995)	(6,029)	9,966	-62%	-	6,029	-100%	15,995	-100%
Gain (loss) on real estate dispositions, net	-	-	-	n/a	906	906	n/a	906	n/a
Net income (loss)	41,567	77,277	35,710	86%	92,092	14,815	19%	50,525	122%
Less: Net income (loss) attributable to noncontrolling interests	89	310	221	248%	608	298	96%	519	583%
Net income (loss) attributable to common stockholders	$41,478	$76,967	$35,489	86%	$91,484	$14,517	19%	$50,006	121%

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed medical facility properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2014, our consolidated medical office building portfolio signed 72,159 square feet of new leases and 251,399 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $26.25 per square foot and tenant improvement and lease commission costs of $21.23 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 4%.

During the year ended December 31, 2014, we completed seven medical office building construction projects representing $127,290,000 or $243 per square foot. The following is a summary of medical office building construction projects pending as of December 31, 2014 (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Houston, TX	51,057	$17,600	$12,801	1Q15
Bel Air, MD	99,184	26,386	2,391	1Q16
Total	150,241	$43,986	$15,192

          Total interest expense represents secured debt interest expense offset by interest allocated to discontinued operations. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our medical facility secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2012		December 31, 2013		December 31, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$520,066	5.981%	$713,720	5.950%	$700,427	5.999%
Debt assumed	246,371	5.888%	52,574	6.126%	66,113	3.670%
Debt extinguished	(37,622)	5.858%	(49,017)	5.357%	(141,796)	5.567%
Principal payments	(15,095)	6.180%	(16,850)	6.193%	(15,476)	5.797%
Ending balance	$713,720	5.950%	$700,427	5.999%	$609,268	5.838%

Monthly averages	$669,753	5.952%	$708,107	5.956%	$626,797	5.928%

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

Income from unconsolidated entities represents our share of net income or losses related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company. The decrease is primarily attributable to lower occupancy in the current year.

Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.  We recognized impairment losses on certain held for sale properties in prior years as the fair value less estimated costs to sell exceeded our carrying values.  Please refer to Note 5 to our consolidated financial statements for further discussion. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2014 as discontinued operations for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012	2013

Rental income	$25,334	$9,390
Expenses:
Interest expense	8,013	1,681
Property operating expenses	4,267	3,396
Provision for depreciation	8,614	2,855
Income (loss) from discontinued operations, net	$4,440	$1,458

     A portion of our medical facility properties were formed through partnerships. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.

 Non-Segment/Corporate

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%
Revenues:
Other income	$912	$296	$(616)	-68%	$677	$381	129%	$(235)	-26%
Expenses:
Interest expense	263,418	306,067	42,649	16%	296,576	(9,491)	-3%	33,158	13%
General and administrative	97,341	108,318	10,977	11%	142,943	34,625	32%	45,602	47%
Loss (gain) on extinguishments of debt, net	-	2,423	2,423	n/a	8,672	6,249	258%	8,672	n/a
	360,759	416,808	56,049	16%	448,191	31,383	8%	87,432	24%
Loss from continuing operations before income taxes	(359,847)	(416,512)	(56,665)	16%	(447,514)	(31,002)	7%	(87,667)	24%
Income tax expense	(1,293)	(67)	1,226	-95%	-	67	-100%	1,293	-100%
Net loss	(361,140)	(416,579)	(55,439)	15%	(447,514)	(30,935)	7%	(86,374)	24%
Preferred stock dividends	69,129	66,336	(2,793)	-4%	65,408	(928)	-1%	(3,721)	-5%
Preferred stock redemption charge	6,242	-	(6,242)	-100%	-	-	n/a	(6,242)	-100%
Net loss attributable to common stockholders	$(436,511)	$(482,915)	$(46,404)	11%	$(512,922)	$(30,007)	6%	$(76,411)	18%

     Other income primarily represents income from non-real estate activities such as interest earned on temporary investments of cash reserves.  The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2012	2013	$	%	2014	$	%	$	%

Senior unsecured notes	$249,564	$279,617	$30,053	12%	$280,037	$420	0%	$30,473	12%
Secured debt	557	495	(62)	-11%	460	(35)	-7%	(97)	-17%
Primary unsecured credit facility	11,769	15,498	3,729	32%	8,914	(6,584)	-42%	(2,855)	-24%
Capitalized interest	(9,777)	(6,700)	3,077	-31%	(7,150)	(450)	7%	2,627	-27%
Interest SWAP savings	(96)	(14)	82	-85%	(14)	(0)	3%	82	-85%
Loan expense	11,401	17,171	5,770	51%	14,329	(2,842)	-17%	2,928	26%
Totals	$263,418	$306,067	$42,649	16%	$296,576	$(9,491)	-3%	$33,158	13%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, excluding our Sterling-denominated senior unsecured notes, both of which are in our seniors housing operating segment.  Please refer to Note 10 to our consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  The change in capitalized interest is due to both changes in construction fundings and in our weighted-average cost of financing.  Please see Note 11 to our consolidated financial statements for a discussion of our interest rate swap agreements and their impact on interest expense.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on our primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses as a percentage of consolidated revenues (including revenues from discontinued operations)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

for the years ended December 31, 2014, 2013 and 2012 were 4.27%, 3.74% and 5.12%, respectively.  The increase in general and administrative expenses is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives and $19,688,000 of CEO transition costs.  The changes in percent of revenue are primarily related to the increasing revenue base as a result of our acquisitions.  The loss on extinguishment of debt is due to the refinancing of our primary unsecured credit facility and the redemption of convertible senior notes.  Please see Notes 9 and 13 to our consolidated financial statements for additional information.  The changes in preferred stock dividends and redemption charge are primarily attributable to the net effect of issuances, redemptions and conversions.  Please see Note 13 to our consolidated financial statements for additional information.

Other

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

	Year Ended December 31,
FFO Reconciliation:	2012	2013	2014
Net income attributable to common stockholders	$221,884	$78,714	$446,745
Depreciation and amortization	533,585	873,960	844,130
Impairment of assets	29,287	-	-
Loss (gain) on sales of properties	(100,549)	(49,138)	(153,522)
Noncontrolling interests	(21,058)	(36,304)	(37,852)
Unconsolidated entities	34,408	57,652	74,580
Funds from operations	$697,557	$924,884	$1,174,081

Average common shares outstanding:
Basic	224,343	276,929	306,272
Diluted	225,953	278,761	307,747

Per share data:
Net income attributable to common stockholders
Basic	$0.99	$0.28	$1.46
Diluted	0.98	0.28	1.45

Funds from operations
Basic	$3.11	$3.34	$3.83
Diluted	3.09	3.32	3.82

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2012	2013	2014
Net income	$294,840	$138,280	$512,300
Interest expense	383,300	462,606	481,196
Income tax expense (benefit)	7,612	7,491	(1,267)
Depreciation and amortization	533,585	873,960	844,130
Stock-based compensation expense	18,521	20,177	32,075
Provision for loan losses	27,008	2,110	-
Loss (gain) on extinguishment of debt	(775)	(909)	9,558
Adjusted EBITDA	$1,264,091	$1,503,715	$1,877,992

Adjusted Interest Coverage Ratio:
Interest expense	$383,300	$462,606	$481,196
Capitalized interest	9,777	6,700	7,150
Non-cash interest expense	(11,395)	(4,044)	(2,427)
Total interest	381,682	465,262	485,919
Adjusted EBITDA	$1,264,091	$1,503,715	$1,877,992
Adjusted interest coverage ratio	3.31x	3.23x	3.86x

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$383,300	$462,606	$481,196
Capitalized interest	9,777	6,700	7,150
Non-cash interest expense	(11,395)	(4,044)	(2,427)
Secured debt principal payments	38,744	56,205	62,280
Preferred dividends	69,129	66,336	65,408
Total fixed charges	489,555	587,803	613,607
Adjusted EBITDA	$1,264,091	$1,503,715	$1,877,992
Adjusted fixed charge coverage ratio	2.58x	2.56x	3.06x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2012	2013	2014
Total revenues:
Seniors housing triple-net	$796,093	$895,856	$1,027,866
Seniors housing operating	703,702	1,617,402	1,897,571
Medical facilities	304,337	367,054	417,432
Non-segment/corporate	912	296	677
Total revenues	1,805,044	2,880,608	3,343,546
Property operating expenses:
Seniors housing triple-net	1,082	1,235	732
Seniors housing operating	471,678	1,089,239	1,266,308
Medical facilities	95,229	116,339	136,318
Total property operating expenses	567,989	1,206,813	1,403,358
Net operating income:
Seniors housing triple-net	795,011	894,621	1,027,134
Seniors housing operating	232,024	528,163	631,263
Medical facilities	209,108	250,715	281,114
Non-segment/corporate	912	296	677
Net operating income from continuing operations	$1,237,055	$1,673,795	$1,940,188
Reconciling items:
Interest expense	(361,565)	(458,360)	(481,039)
Gain (loss) on derivatives, net	1,825	(4,470)	1,495
Depreciation and amortization	(506,220)	(865,800)	(844,130)
General and administrative	(97,341)	(108,318)	(142,943)
Transaction costs	(61,609)	(133,401)	(69,538)
Gain (loss) on extinguishment of debt, net	775	909	(9,558)
Other expenses	-	-	(10,262)
Provision for loan losses	(27,008)	(2,110)	-
Income tax benefit (expense)	(7,612)	(7,491)	1,267
Income (loss) from unconsolidated entities	2,482	(8,187)	(27,426)
Income (loss) from discontinued operations, net	114,058	51,713	7,135
Gain (loss) on real estate dispositions, net	-	-	147,111
Preferred dividends	(69,129)	(66,336)	(65,408)
Preferred stock redemption charge	(6,242)	-	-
Loss (income) attributable to noncontrolling interests	2,415	6,770	(147)
	(1,015,171)	(1,595,081)	(1,493,443)
Net income (loss) attributable to common stockholders	$221,884	$78,714	$446,745

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
Same Store Cash NOI Reconciliation:	2012	2013	2014
Net operating income from continuing operations:
Seniors housing triple-net	$795,011	$894,621	$1,027,134
Seniors housing operating	232,024	528,163	631,263
Medical facilities	209,108	250,715	281,114
Total	1,236,143	1,673,499	1,939,511
Adjustments:
Seniors housing triple-net:
Non-cash NOI on same store properties	(34,176)	(33,747)	(53,136)
NOI attributable to non same store properties	(170,923)	(262,639)	(355,326)
Subtotal	(205,099)	(296,386)	(408,462)
Seniors housing operating:
NOI attributable to non same store properties	(91,056)	(381,539)	(475,191)
Subtotal	(91,056)	(381,539)	(475,191)
Medical facilities:
Non-cash NOI on same store properties	(5,720)	(5,248)	(3,290)
NOI attributable to non same store properties	(51,383)	(91,417)	(121,313)
Subtotal	(57,103)	(96,665)	(124,603)
Total	(353,258)	(774,590)	(1,008,256)
Same store cash net operating income:
Seniors housing triple-net	589,912	598,235	618,672
Seniors housing operating	140,968	146,624	156,072
Medical facilities	152,005	154,050	156,511
Total	$882,885	$898,909	$931,255

Same Store Cash NOI Property Reconciliation:
Total properties	1,260
Acquisitions	(490)
Developments	(32)
Disposals/Held-for-sale	(21)
Segment transitions	(40)
Other(1)	(12)
Same store properties	665

(1) Includes nine land parcels and three loans.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 1 to our consolidated financial statements for further information on significant accounting policies that impact us. There were no material changes to these policies in 2014.

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

Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal and state tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations and (iv) changes in tax laws. Adjustments required in any given period are included in income.

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

We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Amortization periods for intangibles are based on the remaining life of the lease.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We seek to mitigate the underlying foreign currency exposures with gains and losses on derivative contracts hedging these exposures.  We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. This section is a discussion of the risks associated with potential fluctuations in interest rates and foreign currency exchange rates. For additional information, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Notes 11 and 16 to our consolidated financial statements.

     We historically borrow on our primary unsecured credit facility to acquire, construct or make loans relating to health care and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under our primary unsecured credit facility.  We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed under indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.

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

	December 31, 2014		December 31, 2013
	Principal balance	Fair value change	Principal balance	Fair value change
Senior unsecured notes	$7,817,154	$(547,358)	$7,421,707	$(408,790)
Secured debt	2,673,480	(93,580)	2,787,236	(102,211)
Totals	$10,490,634	$(640,938)	$10,208,943	$(511,001)

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At December 31, 2014, we had $983,783,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $9,838,000. At December 31, 2013, we had $1,089,362,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $10,894,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impacts the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the twelve months ended December 31, 2014, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $500,000 for the twelve-month period.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the United States, we may also decide to transact additional business or borrow funds in currencies other than the U.S. Dollar, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed, excluding cross currency hedge activity (dollars in thousands):

	December 31, 2014		December 31, 2013
	Carrying value	Fair value change	Carrying value	Fair value change
Foreign currency exchange contracts	$54,247	$4,242	$4,066	$(2,964)
Debt designated as hedges	1,851,189	13,000	1,146,596	8,002
Totals	$1,905,436	$17,242	$1,150,662	$5,038

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Health Care REIT, Inc.

     We have audited the accompanying consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Care REIT, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

                                    /s/  Ernst & Young LLP

Toledo, Ohio

February 20, 2015

	December 31,	December 31,
	2014	2013
Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$2,046,541	$1,878,877
Buildings and improvements	21,799,313	20,625,515
Acquired lease intangibles	1,135,936	1,070,754
Real property held for sale, net of accumulated depreciation	323,818	18,502
Construction in progress	186,327	141,085
Gross real property owned	25,491,935	23,734,733
Less accumulated depreciation and amortization	(3,020,908)	(2,386,658)
Net real property owned	22,471,027	21,348,075
Real estate loans receivable	380,169	332,146
Net real estate investments	22,851,196	21,680,221
Other assets:
Investments in unconsolidated entities	744,151	479,629
Goodwill	68,321	68,321
Deferred loan expenses	69,282	70,875
Cash and cash equivalents	473,726	158,780
Restricted cash	79,697	72,821
Receivables and other assets	727,923	553,310
Total other assets	2,163,100	1,403,736
Total assets	$25,014,296	$23,083,957

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$-	$130,000
Senior unsecured notes	7,766,251	7,379,308
Secured debt	2,977,713	3,058,248
Capital lease obligations	84,049	84,458
Accrued expenses and other liabilities	626,825	640,573
Total liabilities	11,454,838	11,292,587

Redeemable noncontrolling interests	86,409	35,039

Equity:
Preferred stock	1,006,250	1,017,361
Common stock	328,835	289,461
Capital in excess of par value	14,740,712	12,418,520
Treasury stock	(35,241)	(21,263)
Cumulative net income	2,842,022	2,329,869
Cumulative dividends	(5,635,923)	(4,600,854)
Accumulated other comprehensive income (loss)	(77,009)	(24,531)
Other equity	5,507	6,020
Total Health Care REIT, Inc. stockholders’ equity	13,175,153	11,414,583
Noncontrolling interests	297,896	341,748
Total equity	13,473,049	11,756,331
Total liabilities and equity	$25,014,296	$23,083,957

See accompanying notes

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$1,405,767	$1,227,589	$1,063,214
Resident fees and services	1,892,237	1,616,290	697,494
Interest income	37,667	32,663	39,065
Other income	7,875	4,066	5,271
Total revenues	3,343,546	2,880,608	1,805,044
Expenses:
Interest expense	481,039	458,360	361,565
Property operating expenses	1,403,358	1,206,813	567,989
Depreciation and amortization	844,130	865,800	506,220
General and administrative	142,943	108,318	97,341
Transaction costs	69,538	133,401	61,609
Loss (gain) on derivatives, net	(1,495)	4,470	(1,825)
Loss (gain) on extinguishment of debt, net	9,558	(909)	(775)
Provision for loan losses	-	2,110	27,008
Other expenses	10,262	-	-
Total expenses	2,959,333	2,778,363	1,619,132
Income from continuing operations before income taxes
and income from unconsolidated entities	384,213	102,245	185,912
Income tax (expense) benefit	1,267	(7,491)	(7,612)
Income (loss) from unconsolidated entities	(27,426)	(8,187)	2,482
Income from continuing operations	358,054	86,567	180,782
Discontinued operations:
Gain (loss) on sales of properties, net	6,411	49,138	100,549
Impairment of assets	-	-	(29,287)
Income (loss) from discontinued operations, net	724	2,575	42,796
Discontinued operations, net	7,135	51,713	114,058
Gain (loss) on real estate dispositions, net	147,111	-	-
Net income	512,300	138,280	294,840
Less: Preferred stock dividends	65,408	66,336	69,129
Less: Preferred stock redemption charge	-	-	6,242
Less: Net income (loss) attributable to noncontrolling interests(1)	147	(6,770)	(2,415)

Net income attributable to common stockholders	$446,745	$78,714	$221,884

Average number of common shares outstanding:
Basic	306,272	276,929	224,343
Diluted	307,747	278,761	225,953

Earnings per share:
Basic:
Income from continuing operations
attributable to common stockholders	$1.44	$0.10	$0.48
Discontinued operations, net	0.02	0.19	0.51
Net income attributable to common stockholders*	$1.46	$0.28	$0.99

Diluted:
Income from continuing operations
attributable to common stockholders	$1.43	$0.10	$0.48
Discontinued operations, net	0.02	0.19	0.50
Net income attributable to common stockholders*	$1.45	$0.28	$0.98

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net income	$512,300	$138,280	$294,840

Other comprehensive income (loss):
Unrecognized gain/(loss) on equity investments	389	(173)	403
Unrecognized gain/(loss) on cash flow hedges	4,409	1,898	1,604
Unrecognized actuarial gain/(loss)	(137)	1,522	(226)
Foreign currency translation gain/(loss)	(71,964)	(23,247)	(881)
Total other comprehensive income (loss)	(67,303)	(20,000)	900

Total comprehensive income	444,997	118,280	295,740
Total comprehensive income attributable to noncontrolling interests(1)	(14,678)	(13,267)	(2,415)
Total comprehensive income attributable to stockholders	$430,319	$105,013	$293,325

(1) Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at December 31, 2011	$1,010,417	$192,299	$7,019,714	$(13,535)	$1,893,806	$(2,972,129)	$(11,928)	$6,120	$153,883	$7,278,647
Comprehensive income:
Net income					297,255				(1,480)	295,775
Other comprehensive income:							900			900
Total comprehensive income										296,675
Net change in noncontrolling interests			(7,136)						73,315	66,179
Distributions to noncontrolling interests
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		2,658	149,955	(4,340)				(2,534)		145,739
Net proceeds from sale of common stock		64,400	3,382,532							3,446,932
Equity component of convertible debt		1,039	2,236							3,275
Proceeds from issuance of preferred shares	287,500		(9,813)							277,687
Redemption of preferred stock	(275,000)		6,202		(6,242)					(275,040)
Option compensation expense								2,875		2,875
Cash dividends paid:
Common stock cash dividends						(653,321)				(653,321)
Preferred stock cash dividends						(69,129)				(69,129)
Balances at December 31, 2012	1,022,917	260,396	10,543,690	(17,875)	2,184,819	(3,694,579)	(11,028)	6,461	225,718	10,520,519
Comprehensive income:
Net income					145,050				(5,487)	139,563
Other comprehensive income:							(13,503)		(6,497)	(20,000)
Total comprehensive income										119,563
Net change in noncontrolling interests		1,109	23,815						128,014	152,938
Distributions to noncontrolling interests
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		3,852	239,837	(3,388)				(1,555)		238,746
Net proceeds from sale of common stock		23,000	1,607,281							1,630,281
Equity component of convertible debt		988	(1,543)							(555)
Conversion of preferred stock	(5,556)	116	5,440							-
Option compensation expense								1,114		1,114
Cash dividends paid:
Common stock cash dividends						(839,939)				(839,939)
Preferred stock cash dividends						(66,336)				(66,336)
Balances at December 31, 2013	1,017,361	289,461	12,418,520	(21,263)	2,329,869	(4,600,854)	(24,531)	6,020	341,748	11,756,331
Comprehensive income:
Net income					512,153				(342)	511,811
Other comprehensive income:							(52,478)		(14,825)	(67,303)
Total comprehensive income										444,508
Net change in noncontrolling interests			(17,653)						(28,685)	(46,338)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		4,958	297,975	(13,978)				(1,425)		287,530
Net proceeds from sale of common stock		33,925	2,030,057							2,063,982
Equity component of convertible debt		258	935							1,193
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								912		912
Cash dividends paid:
Common stock cash dividends						(969,661)				(969,661)
Preferred stock cash dividends						(65,408)				(65,408)
Balances at December 31, 2014	$1,006,250	$328,835	$14,740,712	$(35,241)	$2,842,022	$(5,635,923)	$(77,009)	$5,507	$297,896	$13,473,049

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY

HEALTH CARE REIT, INC. AND SUBSIDIARIES

	Year Ended December 31,
(In thousands)	2014	2013	2012
Operating activities
Net income	$512,300	$138,280	$294,840
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	844,130	873,960	533,585
Other amortization expenses	6,971	8,097	15,185
Provision for loan losses	-	2,110	27,008
Impairment of assets	-	-	29,287
Stock-based compensation expense	32,075	20,177	18,521
Loss (gain) on derivatives, net	(1,495)	4,470	(1,825)
Loss (gain) on extinguishment of debt, net	9,558	(909)	(775)
Loss (income) from unconsolidated entities	27,426	8,187	(2,482)
Rental income in excess of cash received	(74,552)	(46,068)	(32,362)
Amortization related to above (below) market leases, net	739	460	165
Loss (gain) on sales of properties, net	(153,522)	(49,138)	(100,549)
Distributions by unconsolidated entities	9,060	8,885	17,607
Increase (decrease) in accrued expenses and other liabilities	(48,381)	67,557	38,213
Decrease (increase) in receivables and other assets	(25,639)	(47,571)	(18,285)
Net cash provided from (used in) operating activities	1,138,670	988,497	818,133

Investing activities
Cash disbursed for acquisitions	(2,210,600)	(3,597,955)	(2,923,251)
Cash disbursed for capital improvements to existing properties	(132,780)	(135,832)	(135,450)
Cash disbursed for construction in progress	(197,881)	(247,560)	(286,410)
Capitalized interest	(7,150)	(6,700)	(9,777)
Investment in real estate loans receivable	(202,207)	(117,059)	(665,094)
Other investments, net of payments	(100,033)	(15,634)	25,425
Principal collected on real estate loans receivable	105,496	102,886	35,020
Contributions to unconsolidated entities	(353,496)	(99,769)	(227,735)
Distributions by unconsolidated entities	57,183	30,853	13,136
Proceeds from (payments on) derivatives	10,269	(6,803)	6,652
Decrease (increase) in restricted cash	(6,072)	79,957	(35,766)
Proceeds from sales of real property	911,065	482,023	610,271
Net cash provided from (used in) investing activities	(2,126,206)	(3,531,593)	(3,592,979)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	(130,000)	130,000	(610,000)
Proceeds from issuance of senior unsecured notes	773,992	1,756,192	2,025,708
Payments to extinguish senior unsecured notes	(365,188)	(517,625)	(370,524)
Net proceeds from the issuance of secured debt	109,503	89,208	157,418
Payments on secured debt	(341,839)	(674,103)	(406,210)
Net proceeds from the issuance of common stock	2,343,868	1,854,637	3,581,292
Net proceeds from the issuance of preferred stock	-	-	277,687
Redemption of preferred stock	-	-	(275,000)
Decrease (increase) in deferred loan expenses	(16,782)	(13,503)	(7,152)
Contributions by noncontrolling interests(1)	9,962	5,072	24,115
Distributions to noncontrolling interests(1)	(43,691)	(35,592)	(29,353)
Acquisitions of non-controlling interests	(1,175)	(23,247)	-
Cash distributions to stockholders	(1,035,069)	(906,275)	(722,450)
Other financing activities	(409)	2,906	(403)
Net cash provided from (used in) financing activities	1,303,172	1,667,670	3,645,128

Effect of foreign currency translation on cash and cash equivalents	(690)	442	-

Increase (decrease) in cash and cash equivalents	314,946	(874,984)	870,282
Cash and cash equivalents at beginning of period	158,780	1,033,764	163,482
Cash and cash equivalents at end of period	$473,726	$158,780	$1,033,764

Supplemental cash flow information:
Interest paid	$504,165	$447,108	$369,511
Income taxes paid	18,548	12,110	3,071

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of December 31, 2014, our diversified portfolio consisted of 1,328 properties in 46 states, the United Kingdom, and Canada. Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

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

     During 2014, we entered into a DownREIT partnership which gives a real estate seller the ability to exchange its property on a tax deferred basis for equity membership interests (“OP units”).  The OP units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.

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

     The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values for in-place tenants based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.  The total amount of other intangible assets acquired is further allocated to in-place lease values for in-place residents with such value representing (i) value associated with lost revenue related to tenant reimbursable operating costs that would be incurred in an assumed re-leasing period, and (ii) value associated with lost rental revenue from existing leases during an assumed re-leasing period.  This intangible asset will be amortized over the remaining life of the lease.

     The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Real Property Acquisitions and Development

    The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  During the year ended December 31, 2014, we finalized our purchase price allocation of certain previously reported acquisitions and there were no material changes from those previously disclosed.

     Seniors Housing Triple-net Activity

     The following provides our purchase price allocations and other seniors housing triple-net real property investment activity for the periods presented (in thousands):

		Year Ended December 31,
		2014(1)	2013	2012
	Land and land improvements	$141,387	$54,596	$87,372
	Buildings and improvements	1,365,638	360,594	1,000,278
	Acquired lease intangibles	19,196	-	-
	Restricted cash	-	189	-
	Receivables and other assets	4,895	1,020	119
	Total assets acquired(2)	1,531,116	416,399	1,087,769
	Secured debt	(130,638)	(9,810)	(89,881)
	Senior unsecured notes	(48,567)	-	-
	Accrued expenses and other liabilities	(9,067)	(540)	(3,542)
	Total liabilities assumed	(188,272)	(10,350)	(93,423)
	Capital in excess of par	-	-	921
	Noncontrolling interests	-	-	(17,215)
	Non-cash acquisition related activity(3)	(3,453)	(12,207)	(616)
	Cash disbursed for acquisitions	1,339,391	393,842	977,436
	Construction in progress additions	135,349	145,624	180,009
	Less: Capitalized interest	(4,582)	(4,828)	(6,042)
Accruals	Foreign currency translation	421	-	-
	Non-cash related activity	(14,459)	-	-
	Cash disbursed for construction in progress	116,729	140,796	173,967
	Capital improvements to existing properties	18,901	35,912	67,026
	Total cash invested in real property, net of cash acquired	$1,475,021	$570,550	$1,218,429

	(1) Includes acquisitions with an aggregate purchase price of $1,081,607,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
	(2) Excludes $1,382,000, $0, and $2,031,000 of cash acquired during the year ended December 31, 2014, 2013 and 2012, respectively.
	(3) For the year ended December 31, 2013, relates to an asset swap transaction. Please refer to Note 5 for additional information.

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

     The following is a summary of our seniors housing operating real property investment activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014(1)	2013	2012
Land and land improvements	$57,534	$445,152	$146,332
Buildings and improvements	297,314	4,275,046	1,341,560
Acquired lease intangibles	12,983	396,444	118,077
Construction in progress	27,957	-	-
Restricted cash	804	44,427	1,296
Receivables and other assets	9,327	79,564	10,125
Total assets acquired(2)	405,919	5,240,633	1,617,390
Secured debt	(19,834)	(1,275,245)	(124,190)
Accrued expenses and other liabilities	(17,802)	(96,709)	(17,347)
Total liabilities assumed	(37,636)	(1,371,954)	(141,537)
Noncontrolling interests	(482)	(232,575)	(56,884)
Non-cash acquisition related activity(3)	-	(555,563)	-
Cash disbursed for acquisitions	367,801	3,080,541	1,418,969
Construction in progress additions	12,291	3,894	-
Less: Capitalized interest	(714)	(57)	-
Less: Foreign currency translation	(2,012)	-	-
Cash disbursed for construction in progress	9,565	3,837	-
Capital improvements to existing properties	86,803	72,258	21,751
Total cash invested in real property, net of cash acquired	$464,169	$3,156,636	$1,440,720

(1) Includes an aggregate purchase price of $368,313,000 relating to acquisitions for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $9,060,000, $92,148,000 and $20,691,000 of cash acquired during the years ended December 31, 2014, 2013 and 2012, respectively.
(3) Represents Sunrise loan and noncontrolling interest acquisitions during the first quarter of 2013.

     Medical Facilities Activity

          Accrued contingent consideration related to certain medical facility acquisitions was $27,374,000, $26,187,000 and $34,692,000 as of December 31, 2014, 2013 and 2012, respectively.  Of the amount recognized, $12,500,000 is required to be settled in the Company’s common stock upon the achievement of certain performance thresholds.  The following is a summary of our medical facilities real property investment activity for the periods presented (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014(1)	2013	2012
Land and land improvements	$63,129	$14,515	$68,489
Buildings and improvements	567,847	156,087	632,208
Acquired lease intangibles	46,661	9,432	115,233
Restricted cash	-	505	975
Receivables and other assets	-	344	4,469
Total assets acquired	677,637	180,883	821,374
Secured debt	(66,113)	(55,884)	(267,527)
Accrued expenses and other liabilities	(22,293)	(1,041)	(25,928)
Total liabilities assumed	(88,406)	(56,925)	(293,455)
Noncontrolling interests	(39,987)	(386)	(193)
Non-cash acquisition related activity(2)	(45,836)	-	(880)
Cash disbursed for acquisitions	503,408	123,572	526,846
Construction in progress additions	99,878	123,494	134,505
Less: Capitalized interest	(1,854)	(1,815)	(3,735)
Accruals(3)	(26,437)	(18,752)	(18,327)
Cash disbursed for construction in progress	71,587	102,927	112,443
Capital improvements to existing properties	27,076	27,662	46,673
Total cash invested in real property, net of cash acquired	$602,071	$254,161	$685,962

(1) Includes acquisitions with an aggregate purchase price of $489,042,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) For the year ended December 31, 2014, relates to an acquisition of assets previously financed as real estate loans. Please refer to Note 6 for additional information.
(3) Represents non-cash consideration accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Development projects:
Seniors housing triple-net	$71,569	$133,181	$146,913
Medical facilities	127,290	127,363	189,135
Total development projects	198,859	260,544	336,048
Expansion projects	24,804	26,395	4,983
Total construction in progress conversions	$223,663	$286,939	$341,031

      At December 31, 2014, future minimum lease payments receivable under operating leases (excluding properties in our seniors housing operating partnerships and excluding any operating expense reimbursements) are as follows (in thousands):

2015	$1,283,484
2016	1,259,168
2017	1,250,683
2018	1,243,452
2019	1,209,371
Thereafter	9,576,144
Totals	$15,822,302

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2014	December 31, 2013
Assets:
In place lease intangibles	$988,290	$937,357
Above market tenant leases	65,684	55,939
Below market ground leases	62,426	59,165
Lease commissions	19,536	18,293
Gross historical cost	1,135,936	1,070,754
Accumulated amortization	(776,501)	(571,008)
Net book value	$359,435	$499,746

Weighted-average amortization period in years	17.7	16.7

Liabilities:
Below market tenant leases	$91,168	$76,381
Above market ground leases	7,859	9,490
Gross historical cost	99,027	85,871
Accumulated amortization	(40,891)	(34,434)
Net book value	$58,136	$51,437

Weighted-average amortization period in years	14.4	14.3

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental income related to above/below market tenant leases, net	$509	$748	$1,120
Property operating expenses related to above/below market ground leases, net	(1,248)	(1,208)	(1,285)
Depreciation and amortization related to in place lease intangibles and lease commissions	(214,966)	(246,938)	(103,044)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2015	$58,224	$3,278
2016	56,656	9,513
2017	54,241	10,795
2018	53,715	7,758
2019	23,038	6,474
Thereafter	113,561	20,318
Totals	$359,435	$58,136

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Real property dispositions:
Seniors housing triple-net	$747,720	$189,572	$372,378
Medical facilities	45,695	259,367	149,344
Total dispositions	793,415	448,939	521,722
Gain (loss) on sales of real property, net	153,522	49,138	100,549
Seller financing on sales of real property	-	(3,850)	(12,000)
Non-cash disposition activity	(35,872)	(12,204)	-
Proceeds from real property sales	$911,065	$482,023	$610,271

Discontinued Operations

As discussed in Note 2, we adopted ASU 2014-08 effective January 1, 2014.  During the year-ended December 31, 2014, we sold seniors housing triple-net properties previously held for sale with a balance of $18,502,000 for a gain of $6,411,000.  We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at January 1, 2014 to discontinued operations.  The following illustrates the reclassification impact as reported in our Consolidated Statements of Comprehensive Income as a result of classifying these properties as discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$881	$18,377	$96,378
Expenses:
Interest expense	157	4,246	21,735
Property operating expenses	-	3,396	4,482
Provision for depreciation	-	8,160	27,365
Income (loss) from discontinued operations, net	$724	$2,575	$42,796

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

	Year Ended
	December 31,
	2014	2013	2012
Revenues:
Rental income	$90,541	$108,133	$104,478
Expenses:
Interest expense	20,339	22,119	23,298
Property operating expenses	1,755	3,024	2,716
Provision for depreciation	26,715	32,128	31,238
Total expenses	48,809	57,271	57,252
Income (loss) from real estate dispositions, net	$41,732	$50,862	$47,226

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2014	2013
Mortgage loans	$188,651	$146,987
Other real estate loans	191,518	185,159
Totals	$380,169	$332,146

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Seniors			Seniors			Seniors	Seniors
	Housing	Medical		Housing	Medical		Housing	Housing	Medical
	Triple-net	Facilities	Totals	Triple-net	Facilities	Totals	Triple-net	Operating(2)	Facilities	Totals
Advances on real estate loans receivable:
Investments in new loans	$61,730	$60,902	$122,632	$41,180	$4,095	$45,275	$2,220	$580,834	$38,336	$621,390
Draws on existing loans	59,420	20,155	79,575	71,315	4,319	75,634	43,645	-	59	43,704
Sub-total	121,150	81,057	202,207	112,495	8,414	120,909	45,865	580,834	38,395	665,094
Less: Seller financing on property sales	-	-	-	(3,850)	-	(3,850)	-	-	-	-
Net cash advances on real estate loans	121,150	81,057	202,207	108,645	8,414	117,059	45,865	580,834	38,395	665,094
Receipts on real estate loans receivable:
Loan payoffs	71,004	48,258	119,262	69,596	-	69,596	12,555	-	-	12,555
Principal payments on loans	31,998	72	32,070	33,216	74	33,290	22,395	-	70	22,465
Sub-total	103,002	48,330	151,332	102,812	74	102,886	34,950	-	70	35,020
Less: Non-cash activity(1)	-	(45,836)	(45,836)	-	-	-	-	-	-	-
Net cash receipts on real estate loans	103,002	2,494	105,496	102,812	74	102,886	34,950	-	70	35,020
Net cash advances (receipts) on real estate loans	18,148	78,563	96,711	5,833	8,340	14,173	10,915	580,834	38,325	630,074
Change in balance due to foreign currency translation	(2,852)	-	(2,852)	1,402	-	1,402	-	-	-	-
Net change in real estate loans receivable	$15,296	$32,727	$48,023	$7,235	$8,340	$15,575	$10,915	$580,834	$38,325	$630,074

(1) Represents loan to Sunrise Senior Living, Inc. that was acquired upon merger consummation on January 9, 2013.
(2) Represents an acquisition of assets previously financed as a real estate loan.

     The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$-	$-	$-
Provision for loan losses	-	2,110	27,008
Charge-offs	-	(2,110)	(27,008)
Balance at end of year	$-	$-	$-

The following is a summary of our loan impairments (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Balance of impaired loans at end of year	$21,000	$500	$4,230
Allowance for loan losses	-	-	-
Balance of impaired loans not reserved	$21,000	$500	$4,230
Average impaired loans for the year	$10,750	$2,365	$5,237
Interest recognized on impaired loans(1)	757	206	44

(1) Represents interest recognized prior to placement on non-accrual status.

7. Investments in Unconsolidated Entities

     We participate in a number of joint ventures, which generally invest in seniors housing and health care real estate.  The results of operations for these properties have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our statements of comprehensive income as income or loss from unconsolidated entities.  The following is a summary of our investments in unconsolidated entities (dollars in thousands):

	Percentage Ownership	December 31, 2014	December 31, 2013
Seniors housing triple-net(1)	10% to 49%	$31,511	$27,513
Seniors housing operating	10% to 50%	539,147	263,838
Medical facilities	36% to 49%	173,493	188,278
Total		$744,151	$479,629

(1) As of December 31, 2013, asset amounts include an available-for-sale equity investment. See Note 16 for additional information.

     At December 31, 2014, the aggregate unamortized basis difference of our joint venture investments of $175,369,000 is primarily attributable to appreciation of the underlying properties and transaction costs.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

     Summarized combined financial information for our investments in unconsolidated entities held as of December 31, 2014 is as follows (dollars in thousands):

	Year Ended December 31,
	2014	2013
Net real estate investments	$2,470,623	$1,589,590
Other assets	998,648	564,109
Total assets	3,469,271	2,153,699
Total liabilities	1,778,540	1,227,053
Redeemable noncontrolling interests	40,525	29,482
Total equity	$1,650,206	$897,164

	Year Ended December 31,
	2014(1)	2013(2)	2012
Total revenues	$1,875,744	$1,678,485	$324,941
Net income (loss)	316,139	(17,064)	10,702

(1) Beginning February 28, 2014, includes the financial information for the Senior Resource Group unconsolidated entities.
(2) Beginning January 9, 2013, includes the financial information for the Sunrise management company and the unconsolidated Sunrise Senior Living properties.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     The following table summarizes certain information about our credit concentration as of December 31, 2014, excluding our share of investments in unconsolidated entities.  See Note 7 for additional information (dollars in thousands):

	Number of	Total	Percent of
Concentration by investment:(1)	Properties	Investment	Investment(2)
Sunrise Senior Living(3)	136	$4,130,125	18%
Genesis Healthcare	181	2,657,907	12%
Brookdale	146	1,401,834	6%
Revera	48	1,038,099	5%
Benchmark	39	917,995	4%
Remaining portfolio	710	12,705,236	55%
Totals	1,260	$22,851,196	100%

_____________________

(1)     Genesis is in our seniors housing triple-net segment. Sunrise Senior Living and Revera are in our seniors housing operating segment.  Brookdale and Benchmark are in both our seniors housing triple-net and seniors housing operating segments.

(2)     Investments with our top five relationships comprised 44% of total investments at December 31, 2013.

(3)     For the year ended December 31, 2014, we recognized $895,897,000 of revenue from Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

     On July 25, 2014, we closed on a new primary unsecured credit facility with a consortium of 28 banks that includes a $2,500,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000 and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000 through an accordion feature.  The primary unsecured credit facility also allows us to borrow up to $500,000,000 in alternative currencies (none outstanding at December 31, 2014).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.22% at December 31, 2014).  The applicable margin is based on certain of our debt ratings and was 1.150% at December 31, 2014.  In addition, we pay a facility fee quarterly to each bank based on the bank’s respective commitment amount.  The facility fee depends on certain of our debt ratings and was 0.200% at December 31, 2014.  The primary unsecured credit facility provides us with additional borrowing capacity and extends the agreement to October 31, 2018.  It can be extended for an additional year at our option.

     The following information relates to aggregate borrowings under our primary unsecured credit facility for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance outstanding at year end(1)	$-	$130,000	$-
Maximum amount outstanding at any month end	$637,000	$1,019,050	$897,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$207,452	$488,842	$191,378
Weighted-average interest rate (actual interest
expense divided by average borrowings outstanding)	1.50%	1.45%	1.80%

(1) As of December 31, 2014, letters of credit in the aggregate amount of $71,276,000 have been issued which reduce the available borrowing capacity on the primary unsecured credit facility.

10. Senior Unsecured Notes and Secured Debt

We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  At December 31, 2014, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2015	$-	$399,813	$399,813
2016	700,000	412,248	1,112,248
2017	450,000	358,023	808,023
2018	450,000	436,884	886,884
2019(4,5)	1,315,499	370,072	1,685,571
Thereafter(6,7)	4,901,655	964,725	5,866,380
Totals	$7,817,154	$2,941,765	$10,758,919

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the consolidated balance sheet.
(2) Annual interest rates range from 1.32% to 6.5%.
(3) Annual interest rates range from 1.0% to 7.98%. Carrying value of the properties securing the debt totaled $5,424,956,000 at December 31, 2014.

(4) On July 25, 2014, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $215,498,664 based on the Canadian/U.S. Dollar exchange rate on December 31, 2014). The loan matures on October 31, 2018 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 115 basis points (2.4% at December 31, 2014).

(5) On July 25, 2014, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on October 31, 2018 (with an option to extend for one additional year at our discretion) and bears interest at LIBOR plus 115 basis points (1.32% at December 31, 2014).

(6) On November 20, 2013, we completed funding on £550,000,000 (approximately $853,790,000 based on the Sterling/U.S. Dollar exchange rate on December 31, 2014) of 4.8% senior unsecured notes due 2028.

(7) On November 25, 2014, we completed funding on £500,000,000 (approximately $781,900,000 based on the Sterling/U.S. Dollar exchange rate on December 31, 2014) of 4.5% senior unsecured notes due 2034.

    The following is a summary of our senior unsecured note principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$7,421,707	4.395%	$5,894,403	4.675%	$4,464,927	5.133%
Debt issued	838,804	4.572%	2,036,930	3.824%	1,800,000	3.691%
Debt extinguished	(298,567)	5.855%	(300,000)	6.000%	(76,853)	8.000%
Debt redeemed	(59,143)	3.000%	(219,295)	3.000%	(293,671)	4.750%
Foreign currency	(85,647)	4.222%	9,669	3.993%	-	0.000%
Ending balance	$7,817,154	4.385%	$7,421,707	4.395%	$5,894,403	4.675%

     During the twelve months ended December 31, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The notes are bifurcated into a debt component and an equity component since they may be settled in cash upon conversion. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance. The difference between the contractual principal on the debt and the value allocated to the debt of $29,925,000 was recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value.  During the year ended December 31, 2014, we received notice of conversion from holders of $59,143,000 of the senior

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unsecured convertible notes.  These notes were converted into 258,542 shares of common stock and we recognized a loss on extinguishment of $974,000, which is reflected on the consolidated statement of comprehensive income.  Subsequent to December 31, 2014, we received notices of conversion from holders of $142,238,000 of the senior unsecured convertible notes which are expected to settle by March 31, 2015.

     The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,010,711	5.095%	$2,311,586	5.140%	$2,108,384	5.285%
Debt issued	109,503	3.374%	89,208	4.982%	157,418	4.212%
Debt assumed	204,949	4.750%	1,290,858	4.159%	444,744	5.681%
Debt extinguished	(279,559)	4.824%	(614,375)	3.730%	(360,403)	4.672%
Principal payments	(62,280)	4.930%	(56,205)	5.248%	(38,744)	5.456%
Foreign currency	(41,559)	3.811%	(10,361)	4.013%	187	5.637%
Ending balance	$2,941,765	4.940%	$3,010,711	5.095%	$2,311,586	5.140%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2014, we were in compliance with all of the covenants under our debt agreements.

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

Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $1,137,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014	December 31, 2013
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$900,000	$600,000
Denominated in Pounds Sterling	£350,000	£350,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£550,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$58,000	$-
Denominated in Pounds Sterling	£40,000	£-

Derivative instruments not designated:
Denominated in Canadian Dollars	$12,000	$-

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
	Location	December 31, 2014	December 31, 2013	December 31, 2012
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$(15)	$(16)	$3,200

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(1,799)	(1,914)	(1,596)

Gain (loss) on forward exchange contracts recognized in income	Gain (loss) on derivatives, net	1,495	(4,470)	1,921

Gain (loss) on interest rate swaps recognized in income	Gain (loss) on derivatives, net	-	-	(96)

Gain on release of cumulative translation adjustment related to net investment hedge of an equity investment	Income (loss) from unconsolidated entities	528	-	-

Gain (loss) on forward exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	103,140	(28,244)	(5,134)

12. Commitments and Contingencies

     At December 31, 2014, we had eight outstanding letter of credit obligations totaling $82,456,000 and expiring between 2015 and 2018.  At December 31, 2014, we had outstanding construction in process of $186,327,000 for leased properties and were committed to providing additional funds of approximately $227,618,000 to complete construction. At December 31, 2014, we had contingent purchase obligations totaling $80,874,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property. At December 31, 2014, we had an unfunded commitment of $360,000,000 related to a secured bridge facility with one of our operators for which we are receiving a commitment fee.

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At December 31, 2014, we had operating lease obligations of $916,404,000  relating to certain ground leases and Company office space. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2014, aggregate future minimum rentals to be received under these noncancelable subleases totaled $27,190,000.

     At December 31, 2014, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2015	$15,078	$13,157
2016	15,158	4,732
2017	15,212	4,732
2018	15,249	4,679
2019	15,208	4,333
Thereafter	840,499	80,093
Totals	$916,404	$111,726

(1) Amounts above represent principal and interest obligations under capital lease arrangements.  Related assets with a gross value of $185,250,000 and accumulated depreciation of $17,953,000 are recorded in real property.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	December 31, 2014	December 31, 2013
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	26,108,236
Outstanding shares	25,875,000	26,108,236

Common Stock, $1.00 par value:
Authorized shares	700,000,000	400,000,000
Issued shares	329,487,615	290,024,789
Outstanding shares	328,790,066	289,563,651

     Preferred Stock.  The following is a summary of our preferred stock activity during the periods presented (dollars in thousands, except per share amounts):

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	26,108,236	6.496%	26,224,854	6.493%	25,724,854	7.013%
Shares issued	-	0.000%	-	0.000%	11,500,000	6.500%
Shares redeemed	-	0.000%	-	0.000%	(11,000,000)	7.716%
Shares converted	(233,236)	6.000%	(116,618)	6.000%	-	0.000%
Ending balance	25,875,000	6.500%	26,108,236	6.496%	26,224,854	6.493%

     During the three months ended December 31, 2010, we issued 349,854 shares of 6.00% Series H Cumulative Convertible and

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redeemable Preferred Stock in connection with a business combination.  During the years ended December 31, 2013 and 2014, all shares were converted into common stock, leaving zero shares outstanding.

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

     Common Stock. The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

February 2012 public issuance	20,700,000	$53.50	$1,107,450	$1,062,256
August 2012 public issuance	13,800,000	58.75	810,750	778,011
September 2012 public issuance	29,900,000	56.00	1,674,400	1,606,665
2012 Dividend reinvestment plan issuances	2,136,140	56.37	120,411	120,411
2012 Option exercises	341,371	40.86	13,949	13,949
2012 Senior note conversions	1,039,721		-	-
2012 Totals	67,917,232		$3,726,960	$3,581,292

May 2013 public issuance	23,000,000	$73.50	$1,690,500	$1,630,281
2013 Dividend reinvestment plan issuances	3,429,928	62.78	215,346	215,346
2013 Option exercises	213,724	42.16	9,010	9,010
2013 Senior note conversions	988,007		-	-
2013 Preferred stock conversions	116,618		-	-
2013 Equity issued in acquisition of noncontrolling interest	1,108,917		-	-
2013 Totals	28,857,194		$1,914,856	$1,854,637

June 2014 public issuance	16,100,000	62.35	1,003,835	968,517
September 2014 public issuance	17,825,000	63.75	1,136,344	1,095,465
2014 Dividend reinvestment plan issuances	4,122,941	62.35	257,055	257,055
2014 Option exercises	498,549	45.79	22,831	22,831
2014 Preferred stock conversions	233,236		-	-
2014 Stock incentive plans, net of forfeitures	188,147		-	-
2014 Senior note conversions	258,542		-	-
2014 Totals	39,226,415		$2,420,065	$2,343,868

     During the twelve months ended December 31, 2013, we acquired the remaining 20% noncontrolling interest in an existing partnership for $91,000,000 which consisted of $23,247,000 of cash and 1,108,917 shares of common stock. In connection with the acquisition, we incurred $2,732,000 of transaction costs, which we have included as a reduction to additional paid in capital.

     Dividends.   The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  Please refer to Notes 2 and 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$3.18000	$969,661	$3.06000	$839,939	$2.96000	$653,321
Series D Preferred Stock	-	-	-	-	0.50301	2,012
Series F Preferred Stock	-	-	-	-	0.48715	3,410
Series H Preferred Stock	0.00794	1	2.85840	930	2.85840	1,000
Series I Preferred Stock	3.25000	46,719	3.25000	46,719	3.25000	46,719
Series J Preferred Stock	1.62510	18,688	1.62510	18,687	1.39038	15,988
Totals		$1,035,069		$906,275		$722,450

     Accumulated Other Comprehensive Income. The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)
Other comprehensive income before reclassification adjustments	(56,611)	389	(137)	2,610	(53,749)
Reclassification amount to net income	(528)	-	-	1,799 (1)	1,271
Net current-period other comprehensive income	(57,139)	389	(137)	4,409	(52,478)
Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)

Balance at December 31, 2012	$(881)	$(216)	$(2,974)	$(6,957)	$(11,028)
Other comprehensive income before reclassification adjustments	(16,750)	(173)	1,522	(16)	(15,417)
Reclassification amount to net income	-	-	-	1,914 (1)	1,914
Net current-period other comprehensive income	(16,750)	(173)	1,522	1,898	(13,503)
Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)

(1) Please see Note 11 for additional information.

     Other Equity.  Other equity consists of accumulated option compensation expense, which represents the amount of amortized compensation costs related to stock options awarded to employees and directors.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights.  Under our long-term incentive plan, certain restricted stock awards are performance based.  Compensation expense for these performance grants is measured based on the probability of achievement of certain objective and subjective performance goals and is recognized over both the performance period and vesting period.  If the estimated number of performance based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates.  Vesting periods for options, deferred stock units and restricted shares generally range from one to three years for non-employee directors and from three to five years for officers and key employees. Options expire ten years from the date of grant.

     The following table summarizes compensation expense recognized for the periods presented (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Stock options	$912	$1,113	$2,777
Restricted stock	31,163	19,064	15,744
	$32,075	$20,177	$18,521

Stock Options

     We have not granted stock options since the year ended December 31, 2012 but some remain outstanding.  As of December 31, 2014, there was $1,147,000 of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of two years.  Stock options outstanding at December 31, 2014 have an aggregate intrinsic value of $19,358,000.

Restricted Stock

The fair value of the restricted stock is equal to the market price of the company’s common stock on the date of grant and is amortized over the vesting periods.   As of December 31, 2014, there was $30,692,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of three years.  The following table summarizes information about non-vested restricted stock incentive awards as of and for the year ended December 31, 2014:

	Restricted Stock
	Number of	Weighted-Average
	Shares	Grant Date
	(000's)	Fair Value
Non-vested at December 31, 2013	788	$56.92
Vested	(553)	56.29
Granted	324	57.59
Terminated	(5)	57.20
Non-vested at December 31, 2014	554	$57.94

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator for basic and diluted earnings
per share - net income attributable to
common stockholders	$446,745	$78,714	$221,884

Denominator for basic earnings per
share: weighted-average shares	306,272	276,929	224,343
Effect of dilutive securities:
Employee stock options	188	226	231
Non-vested restricted shares	500	457	312
Convertible senior unsecured notes	787	1,149	1,067
Dilutive potential common shares	1,475	1,832	1,610
Denominator for diluted earnings per
share: adjusted-weighted average shares	307,747	278,761	225,953

Basic earnings per share	$1.46	$0.28	$0.99
Diluted earnings per share	$1.45	$0.28	$0.98

The diluted earnings per share calculations exclude the dilutive effect of 0, 0, and 182,000 stock options for the years ended December 31, 2014, 2013 and 2012, respectively, because the exercise prices were more than the average market price. The Series H

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cumulative Convertible and Redeemable Preferred Stock and the Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the calculations as the effect of the conversions were anti-dilutive.

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

Borrowings Under Primary Unsecured Credit Facility — The carrying amount of the primary unsecured credit facility approximates fair value because the borrowings are interest rate adjustable.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$188,651	$194,935	$146,987	$148,088
Other real estate loans receivable	191,518	195,375	185,159	188,920
Available-for-sale equity investments	-	-	1,211	1,211
Cash and cash equivalents	473,726	473,726	158,780	158,780
Foreign currency forward contracts	57,087	57,087	-	-

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$-	$-	$130,000	$130,000
Senior unsecured notes	7,766,251	8,613,702	7,379,308	7,743,730
Secured debt	2,977,713	3,053,067	3,058,248	3,168,775
Foreign currency forward contracts	1,495	1,495	11,637	11,637

Redeemable OP unitholder interests	$46,722	$46,722	$-	$-

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

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Foreign currency forward contracts(1)	$55,592	$-	$55,592	$-
Redeemable OP unitholder interests	46,722	-	46,722	-
Totals	$102,314	$-	$102,314	$-

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

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our four operating segments: seniors housing triple-net, seniors housing operating, medical office buildings and life science. During 2014, we realigned our corporate structure and operating segment designations.  Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.  As part of the change in presentation, we removed the “hospitals” operating segment.  Amounts previously classified within “hospitals” and aggregated into the medical facilities reporting segment have been reclassified to seniors housing triple-net properties.

     Our seniors housing triple-net properties include long-term/post-acute care facilities, hospitals, assisted living facilities, independent living/continuing care retirement communities, care homes (United Kingdom), independent support living facilities (Canada), care homes with nursing (United Kingdom) and combinations thereof.  Under the seniors housing triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties.  Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property.  Our seniors housing operating properties include the seniors housing communities referenced above that are owned and/or operated through RIDEA structures (see Notes 3 and 18).

     Our medical facility properties include medical office buildings and life science buildings which are aggregated into our medical facilities reportable segment. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management.  Our life science investment represents an investment in an unconsolidated entity (see Note 7).

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

     Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2014:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$992,638	$-	$413,129	$-	$1,405,767
Resident fees and services	-	1,892,237	-	-	1,892,237
Interest income	32,255	2,119	3,293	-	37,667
Other income	2,973	3,215	1,010	677	7,875
Total revenues	1,027,866	1,897,571	417,432	677	3,343,546

Property operating expenses	732	1,266,308	136,318	-	1,403,358
Net operating income from continuing operations	1,027,134	631,263	281,114	677	1,940,188

Reconciling items:
Interest expense	38,460	113,099	32,904	296,576	481,039
(Loss) gain on derivatives, net	(1,770)	275	-	-	(1,495)
Depreciation and amortization	273,296	418,199	152,635	-	844,130
General and administrative	-	-	-	142,943	142,943
Transaction costs	45,146	16,880	7,512	-	69,538
(Loss) gain on extinguishment of debt, net	98	383	405	8,672	9,558
Other expenses	8,825	1,437	-	-	10,262
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	663,079	80,990	87,658	(447,514)	384,213
Income tax expense	6,141	(3,047)	(1,827)	-	1,267
(Loss) income from unconsolidated entities	5,423	(38,204)	5,355	-	(27,426)
Income (loss) from continuing operations	674,643	39,739	91,186	(447,514)	358,054
Income (loss) from discontinued operations	7,135	-	-	-	7,135
Gain (loss) on real estate dispositions, net	146,205	-	906	-	147,111
Net income (loss)	$827,983	$39,739	$92,092	$(447,514)	$512,300

Total assets	$10,958,269	$9,531,608	$4,465,130	$59,287	$25,014,296

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2013:	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$866,138	$-	$361,451	$-	$1,227,589
Resident fees and services	-	1,616,290	-	-	1,616,290
Interest income	28,214	757	3,692	-	32,663
Other income	1,504	355	1,911	296	4,066
Total revenues	895,856	1,617,402	367,054	296	2,880,608

Property operating expenses	1,235	1,089,239	116,339	-	1,206,813
Net operating income from continuing operations	894,621	528,163	250,715	296	1,673,795

Reconciling items:
Interest expense	23,322	92,148	36,823	306,067	458,360
(Loss) gain on derivatives, net	4,877	(407)	-	-	4,470
Depreciation and amortization	249,913	478,007	137,880	-	865,800
General and administrative	-	-	-	108,318	108,318
Transaction costs	24,426	107,066	1,909	-	133,401
(Loss) gain on extinguishment of debt, net	40	(3,372)	-	2,423	(909)
Provision for loan losses	2,110	-	-	-	2,110
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	589,933	(145,279)	74,103	(416,512)	102,245
Income tax expense	(1,817)	(5,337)	(270)	(67)	(7,491)
(Loss) income from unconsolidated entities	5,035	(22,695)	9,473	-	(8,187)
Income (loss) from continuing operations	593,151	(173,311)	83,306	(416,579)	86,567
Income (loss) from discontinued operations	57,742	-	(6,029)	-	51,713
Net income (loss)	$650,893	$(173,311)	$77,277	$(416,579)	$138,280

Total assets	$10,121,813	$8,984,316	$3,829,547	$148,281	$23,083,957

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2012	Seniors Housing Triple-net	Seniors Housing Operating	Medical Facilities	Non-segment / Corporate	Total
Rental income	$762,968	$-	$300,246	$-	$1,063,214
Resident fees and services	-	697,494	-	-	697,494
Interest income	30,654	6,208	2,203	-	39,065
Other income	2,471	-	1,888	912	5,271
Total revenues	796,093	703,702	304,337	912	1,805,044

Property operating expenses	1,082	471,678	95,229	-	567,989
Net operating income from continuing operations	795,011	232,024	209,108	912	1,237,055

Reconciling items:
Interest expense	1,745	67,524	28,878	263,418	361,565
Loss (gain) on derivatives, net	96	(1,921)	-	-	(1,825)
Depreciation and amortization	223,921	165,798	116,501	-	506,220
General and administrative	-	-	-	97,341	97,341
Transaction costs	35,705	12,756	13,148	-	61,609
Loss (gain) on extinguishment of debt, net	2,405	(2,697)	(483)	-	(775)
Provision for loan losses	27,008	-	-	-	27,008
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	504,131	(9,436)	51,064	(359,847)	185,912
Income tax expense	(2,852)	(1,086)	(2,381)	(1,293)	(7,612)
(Loss) income from unconsolidated entities	(33)	(6,364)	8,879	-	2,482
Income from continuing operations	501,246	(16,886)	57,562	(361,140)	180,782
Income (loss) from discontinued operations	130,053	-	(15,995)	-	114,058
Net income (loss)	$631,299	$(16,886)	$41,567	$(361,140)	$294,840

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2014		December 31, 2013		December 30, 2012
Revenues:	Amount	%	Amount	%	Amount	%
United States	$2,801,474	83.8%	$2,489,196	86.4%	$1,778,507	98.5%
International	542,072	16.2%	391,412	13.6%	26,537	1.5%
Total	$3,343,546	100.0%	$2,880,608	100.0%	$1,805,044	100.0%

	As of
	December 31, 2014		December 31, 2013
Assets:	Amount	%	Amount	%
United States	$20,728,477	82.9%	$19,759,945	85.6%
International	4,285,819	17.1%	3,324,012	14.4%
Total	$25,014,296	100.0%	$23,083,957	100.0%

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

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Per Share:
Ordinary income	$1.7861	$1.4928	$1.5000
Return of capital	0.8368	1.4176	1.3376
Long-term capital gains	0.1638	0.0448	0.1176
Unrecaptured section 1250 gains	0.3933	0.1048	0.0048
Totals	$3.1800	$3.0600	$2.9600

     Our consolidated provision for income taxes is as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Current	$2,672	$12,389	$4,785
Deferred	(3,939)	(4,898)	2,827
Totals	$(1,267)	$7,491	$7,612

      REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders.  For the tax year ended December 31, 2014, as a result of acquisitions located in Canada and the United Kingdom, we were subject to foreign income taxes under the respective tax laws of these jurisdictions.

     The provision for income taxes for the year ended December 31, 2014 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as taxable REIT subsidiaries.  During 2014, we established certain new wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this new holding company structure.  The new structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this new holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company will reflect current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements.

     For the tax year ended December 31, 2014 and 2013, the Canadian and United Kingdom tax benefit amount included in the consolidated provision for income taxes was $6,069,000 and $484,000, respectively.  The income tax benefit in 2014 is due primarily to the elimination of deferred tax liabilities in certain United Kingdom property holding companies which offsets the current year tax provision.  For the tax year ended December 31, 2012, the Canadian and United Kingdom tax expense amount included in the consolidated provision for income taxes was $596,000.

     A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2014, 2013 and 2012, to the income tax provision/(benefit) is as follows for the periods presented (dollars in thousands):

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2014	2013	2012
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$178,862	$51,020	$64,979
Increase / (decrease) in valuation allowance(1)	9,133	18,444	9,234
Tax at statutory rate on earnings not subject to federal income taxes	(189,070)	(88,762)	(72,640)
Foreign permanent depreciation	4,383	22,313	-
Other differences	(4,575)	4,476	6,039
Totals	$(1,267)	$7,491	$7,612

(1) Excluding purchase price accounting.

     Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax attributes, are summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(1,020)	$(34,236)	$(2,144)
Operating loss and interest deduction carryforwards	47,528	67,215	8,552
Expense accruals and other	26,191	19,309	4,372
Valuation allowance	(85,207)	(71,955)	(12,199)
Totals	$(12,508)	$(19,667)	$(1,419)

    We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  As required under the provisions of ASC 740, we apply the concepts on an entity-by-entity, jurisdiction-by-jurisdiction basis.  With respect to the analysis of certain entities in multiple jurisdictions, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014.  Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

     On the basis of the evaluations performed as required by the codification, valuation allowances totaling $85,207,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely that not realizable.  However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth).  The valuation allowance rollforward is summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$71,955	$12,199	$2,965
Additions:
Purchase price accounting	4,119	41,312	-
Expense	9,133	18,444	9,234
Ending balance	$85,207	$71,955	$12,199

       As a result of certain acquisitions, we are subject to corporate level taxes for any related asset dispositions that may occur during the ten-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potentially subject to this special corporate level tax is generally equal to the lesser of (a) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (b) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards.  During the year ended December 31, 2014, we acquired certain additional assets with built-in gains as of the date of acquisition that could be subject to the built-in gains tax if disposed of prior to the expiration of the applicable ten-year period.  We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

     Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility (our long-term/post-acute care facilities), assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients.  We have entered into various joint ventures that were structured under RIDEA.  Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in a TRS.  Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

    Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2011 and subsequent years, by the Canada Revenue Agency (“CRA”) and provincial authorities for acquisitions subsequent to May 2102, and by Her Majesty Revenue & Customs (“HMRC”) for acquisitions subsequent to August 2012.  The statute of limitations may vary in the states in which we own properties or conduct business.  We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2008.

     At December 31, 2014, we had a net operating loss (“NOL”) carryforward related to the REIT of $378,791,000.  These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid.  The NOL carryforwards will expire through 2034.

At December 31, 2014, 2013 and 2012, we had a net operating loss carryforward related to Canadian entities of $32,085,000, $50,958,000 and $4,275,000, respectively.  These Canadian losses have a 20-year carryforward period.  At December 31, 2014 and 2013, we had a net operating loss carryforward related to United Kingdom entities of $177,079,000 and $238,741,000, respectively.  These United Kingdom losses do not have a finite carryforward period.  On the basis of evaluations performed as required by the codification, valuation allowances were recorded to limit the deferred tax assets for the related net operating loss carryforwards to the amount that we believe is more likely than not realizable.

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

	Year Ended December 31,
	2014	2013
Gross unrecognized tax benefits at beginning of year	$6,413	$6,098
Increases (decreases) in unrecognized tax benefits related to a prior year	-	76
Increases (decreases) in unrecognized tax benefits related to the current year	-	260
Lapse in statute of limitations for assessment	(5,556)	(21)
Gross unrecognized tax benefits at end of year	$857	$6,413

     The balance of our unrecognized tax benefits as of December 31, 2014 and 2013 was $857,000 and $6,413,000, respectively.  During 2014, $6,976,000 (including penalties and interest) relating to the April 1, 2011 Genesis Healthcare Corporation transaction (“Genesis Acquisition”) expired due to the applicable statute of limitations.  As a part of the Genesis Acquisition, we received a full

HEALTH CARE REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indemnification from FC-GEN Operations Investment, LLC covering income taxes or other taxes as well as  interest and penalties relating to tax positions taken by FC-GEN Operations Investment, LLC prior to the acquisition.  Accordingly, an offsetting indemnification asset was recorded in receivables and other assets on the consolidated balance sheet and was reversed during 2014.

     There is no amount of unrecognized tax benefits, currently accrued for, that would have a material impact on the effective tax rate to the extent that would be recognized.  There were insignificant uncertain tax positions as of December 31, 2014 for which it is reasonably possible that the amount of unrecognized tax benefits would decrease during 2015.  Interest and penalties totaled $137,000 and $253,000, respectively, for the year ended December 31, 2014 and are included in income tax expense.

19. Retirement Arrangements

Under the retirement plan and trust (the “401(k) Plan”), eligible employees may make contributions, and we may make matching contributions and a profit sharing contribution. Our contributions to the 401(k) Plan totaled $2,701,000, $2,562,000, and $2,140,000 in 2014, 2013 and 2012, respectively.

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides one executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for the participant to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $7,128,000 during the next five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $6,882,000 at December 31, 2014 ($6,453,000 at December 31, 2013).

On April 13, 2014, George L. Chapman, formerly the Chairman, Chief Executive Officer and President of the Company, informed the Board of Directors that he wished to retire from the Company, effective immediately.  As a result of Mr. Chapman’s retirement, general and administrative expenses for the year ended December 31, 2014 included charges of $19,688,000 related to: (i) the acceleration of $9,223,000 of deferred compensation for restricted stock; and (ii) consulting, retirement payments and other costs of $10,465,000.

20. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$801,807	$826,446	$847,523	$867,770
Net income (loss) attributable to common stockholders	50,022	71,829	136,255	188,639
Net income (loss) attributable to common stockholders per share:
Basic	$0.17	$0.24	$0.44	$0.58
Diluted	0.17	0.24	0.44	0.57

	Year Ended December 31, 2013
	1st Quarter	2nd Quarter(2)	3rd Quarter	4th Quarter
Revenues - as reported	$633,915	$682,125	$786,930	$788,577
Discontinued operations	(4,129)	(3,592)	(3,217)	-
Revenues - as adjusted(1)	$629,786	$678,533	$783,713	$788,577
Net income attributable to common stockholders	$55,058	$(8,508)	$20,691	$11,473
Net income attributable to common stockholders per share:
Basic	$0.21	$(0.03)	$0.07	$0.04
Diluted	0.21	(0.03)	0.07	0.04

(1) We have reclassified the income attributable to the properties sold prior to or held for sale at December 31, 2013 to discontinued operations. See Note 5 for additional information.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.

The scope of management’s assessment as of December 31, 2014 did not include an assessment of the internal control over financial reporting for the Gracewell Healthcare acquisition because the business combination occurred during the year ended December 31, 2014. The acquired businesses represent 1% of total assets at December 31, 2014 and less than 1% of revenues and net operating income for the year then ended. The scope of management’s assessment on internal control over financial reporting for the year ended December 31, 2015 will include the aforementioned acquired operations.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Health Care REIT, Inc.

     We have audited Health Care REIT, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria, 2013 framework). Health Care REIT, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Gracewell Healthcare acquisition, which is included in the 2014 consolidated financial statements of Health Care REIT, Inc. and cumulatively constitute 1% of total assets at December 31, 2014 and less than 1% of revenues and net operating income for the year then ended. Our audit of the internal control over financial reporting of Health Care REIT, Inc. also did not include an evaluation of the internal control over financial reporting of the aforementioned relationship.

     In our opinion, Health Care REIT, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Health Care REIT, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

       /s/  Ernst & Young LLP

Toledo, Ohio

February 20, 2015

Item 9B. Other Information

     Preferred Stock – Certificates of Elimination

     On February 18, 2015, we filed certificates of elimination with the Delaware Secretary of State, which became effective upon filing, to eliminate from our Second Restated Certificate of Incorporation, as amended, all matters set forth in the certificates of designation for the Junior Participating Preferred Stock, Series A (the “Series A Stock”), and the 6% Series H Cumulative Convertible and Redeemable Preferred Stock (the “Series H Stock”). No shares of the Series A Stock or the Series H Stock were issued or outstanding at the time of the filing of the certificates of elimination.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to April 30, 2015.

We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees. The code is posted on the Internet at www.hcreit.com/investor-relations/governance. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on the Internet at www.hcreit.com.

In addition, the Board has adopted charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These charters are posted on the Internet at www.hcreit.com/investor-relations/governance.

The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2015.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2015.

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

(c)           Financial Statement Schedules:

Financial statement schedules are included beginning on page 111.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 20, 2015

                                                                                                                   HEALTH CARE REIT, INC.

                                                                                                                   By: /s/  T homas J. DeRosa

                                                                                                                           Thomas J. DeRosa,

                                                                                                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 20, 2015 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Jeffrey H. Donahue **	/s/ Judith C. Pelham **
Jeffrey H. Donahue, Chairman of the Board	Judith C. Pelham, Director

/s/ William C. Ballard, Jr.**	/s/ Sergio D. Rivera**
William C. Ballard, Jr., Director	Sergio D. Rivera, Director

/s/ Peter J. Grua **	/s/ R. Scott Trumbull**
Peter J. Grua, Director	R. Scott Trumbull, Director

/s/ Fred S. Klipsch **	/s/ Thomas J. DeRosa
Fred S. Klipsch, Director	Thomas J. DeRosa, Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Geoffrey G. Meyers**	/s/ Scott A. Estes**
Geoffrey G. Meyers, Director	Scott A. Estes, Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Timothy J. Naughton**	/s/ Paul D. Nungester, Jr.**
Timothy J. Naughton, Director	Paul D. Nungester, Jr., Senior Vice President and Corporate Controller (Principal Accounting Officer)
/s/ Sharon M. Oster **	**By: /s/ Thomas J. DeRosa
Sharon M. Oster, Director	Thomas J. DeRosa, Attorney-in-Fact

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Triple-Net:
Lafayette, LA$	-	$1,928	$10,483	$25	$1,928	$10,509	$3,246	2006	1993	204 Energy Parkway
Tulsa, OK	-	3,003	6,025	20	3,003	6,045	2,603	2006	1992	329 S. 79th E. Ave.
Lakeway, TX	-	5,142	18,574	2,001	5,142	20,575	662	2007	2011	2000 Medical Dr
Abilene, TX	-	950	20,987	-	950	20,987	283	2014	1998	6565 Central Park Boulevard
Abilene, TX	-	990	8,187	-	990	8,187	56	2014	1985	1250 East N 10th Street
Aboite Twp, IN	-	1,770	19,930	1,601	1,770	21,531	2,352	2010	2008	611 W County Line Rd South
Agawam, MA	-	880	16,112	2,134	880	18,246	6,259	2002	1993	1200 Suffield St.
Agawam, MA	-	1,230	13,618	593	1,230	14,211	1,548	2011	1975	61 Cooper Street
Agawam, MA	-	930	15,304	293	930	15,596	1,643	2011	1970	55 Cooper Street
Agawam, MA	-	920	10,661	36	920	10,697	1,191	2011	1985	464 Main Street
Agawam, MA	-	920	10,562	45	920	10,607	1,181	2011	1967	65 Cooper Street
Akron, OH	-	290	8,219	491	290	8,710	2,346	2005	1961	721 Hickory St.
Alexandria	-	630	7,535	229	630	7,764	1,853	2006	1915	209 Merriman Road
Alexandria, IN	-	190	6,495	-	190	6,495	24	2014	1982	1912 South Park Avenue
Alliance, OH	-	270	7,723	107	270	7,830	1,995	2006	1982	1785 Freshley Ave.
Albertville, AL	2,015	170	6,203	174	176	6,371	1,046	2010	1999	151 Woodham Dr.
Ames, IA	-	330	8,870	-	330	8,870	1,118	2010	1999	1325 Coconino Rd.
Anderson, SC	-	710	6,290	419	710	6,709	2,515	2003	1986	311 Simpson Rd.
Annapolis, MD	-	1,010	24,825	151	1,010	24,976	2,542	2011	1993	35 Milkshake Lane
Ansted, WV	-	240	14,113	108	240	14,221	1,422	2011	1982	106 Tyree Street, P.O. Drawer 400
Andover, MA	-	1,310	12,647	27	1,310	12,674	1,455	2011	1985	89 Morton Street
Avon Lake, OH	-	790	10,421	142	790	10,562	1,278	2011	2001	345 Lear Rd.
Apple Valley, CA	10,632	480	16,639	84	486	16,716	2,911	2010	1999	11825 Apple Valley Rd.
Asheboro, NC	-	290	5,032	165	290	5,197	1,633	2003	1998	514 Vision Dr.
Aspen Hill, MD	-	-	9,008	1,181	-	10,188	1,081	2011	1988	3227 Bel Pre Road
Asheville, NC	-	204	3,489	-	204	3,489	1,536	1999	1999	4 Walden Ridge Dr.
Asheville, NC	-	280	1,955	351	280	2,306	813	2003	1992	308 Overlook Rd.
Atlanta, GA	7,557	2,058	14,914	1,101	2,080	15,993	10,585	1997	1999	1460 S Johnson Ferry Rd.
Austin, TX	18,729	880	9,520	1,152	885	10,667	4,438	1999	1998	12429 Scofield Farms Dr.
Aurora, OH	-	1,760	14,148	106	1,760	14,254	1,664	2011	2002	505 S. Chillicothe Rd
Aurora, CO	-	2,600	5,906	7,915	2,600	13,821	4,064	2006	1988	14101 E. Evans Ave.
Aurora, CO	-	2,440	28,172	-	2,440	28,172	6,748	2006	2007	14211 E. Evans Ave.
Avon, IN	-	1,830	14,470	-	1,830	14,470	1,904	2010	2004	182 S Country RD. 550E
Avon, IN	-	900	19,453	-	900	19,453	71	2014	2013	10307 E. CR 100 N
Aventura, FL	-	4,540	33,986	438	4,540	34,424	2,146	2012	2001	2777 NE 183rd Street
Ayer, MA	-	-	22,074	3	-	22,077	2,260	2011	1988	400 Groton Road
Baltimore, MD	-	1,350	14,884	321	1,350	15,204	1,624	2011	1905	115 East Melrose Avenue
Baltimore, MD	-	900	5,039	147	900	5,186	653	2011	1969	6000 Bellona Avenue
Benbrook, TX	-	1,550	13,553	769	1,550	14,322	1,315	2011	1984	4242 Bryant Irvin Road
Burnaby, BC	9,998	9,094	16,515	-	9,094	16,515	59	2014	2006	7195 Canada Way
Beachwood, OH	-	1,260	23,478	-	1,260	23,478	8,393	2001	1990	3800 Park East Drive
Boardman, OH	-	1,200	12,800	-	1,200	12,800	2,585	2008	2008	8049 South Ave.
Brandon, MS	-	1,220	10,241	-	1,220	10,241	1,169	2010	1999	140 Castlewoods Blvd
Brecksville, OH	-	990	19,363	-	990	19,363	70	2014	2011	8757 Brecksville Road
Bedford, NH	-	2,250	28,831	5	2,250	28,836	2,936	2011	1978	25 Ridgewood Road
Bellingham, WA	8,580	1,500	19,861	121	1,507	19,975	3,380	2010	1996	4415 Columbine Dr.
Brookfield, WI	-	1,300	12,830	-	1,300	12,830	402	2012	2013	1185 Davidson Road
Brooks, AB	2,478	448	5,906	-	448	5,906	21	2014	2000	951 Cassils Road West
Brookville, IN	-	300	13,467	-	300	13,467	47	2014	1987	11049 State Road 101
Bowling Green, KY	-	3,800	26,700	149	3,800	26,849	4,409	2008	1992	1300 Campbell Lane
Bellingham, MA	-	9,270	-	-	9,270	-	-	2007	1900	Maple Street and High Street
Bethel Park, PA	-	1,700	16,007	-	1,700	16,007	2,525	2007	2009	5785 Baptist Road
Burlington, NC	-	280	4,297	707	280	5,004	1,545	2003	2000	3619 S. Mebane St.
Burlington, NC	-	460	5,467	-	460	5,467	1,735	2003	1997	3615 S. Mebane St.
Burlington, NC	-	810	11,263	-	810	11,263	41	2014	2012	2766 Grand Oaks Blvd
Bluefield, VA	-	900	12,463	32	900	12,495	1,309	2011	1990	Westwood Medical Park
Boca Raton, FL	-	1,440	31,048	893	1,440	31,941	1,955	2012	1989	1080 Northwest 15th Street
Braintree, MA	-	170	7,157	1,290	170	8,447	8,028	1997	1968	1102 Washington St.
Bradenton, FL	-	252	3,298	-	252	3,298	1,685	1996	1995	6101 Pointe W. Blvd.
Bradenton, FL	-	480	9,953	-	480	9,953	660	2012	2000	2800 60th Avenue West
Brick, NJ	-	1,290	25,247	278	1,290	25,525	2,268	2011	2000	458 Jack Martin Blvd.
Brick, NJ	-	1,170	17,372	1,102	1,180	18,464	1,916	2010	1998	515 Jack Martin Blvd
Brick, NJ	-	690	17,125	111	690	17,236	1,772	2010	1999	1594 Route 88
Brookline, MA	-	2,760	9,217	3,369	2,760	12,586	1,327	2011	1984	30 Webster Street
Brooklyn Park, MD	-	1,290	16,329	29	1,290	16,358	1,732	2011	1973	613 Hammonds Lane
Burleson, TX	-	670	13,985	250	670	14,235	1,391	2011	1988	300 Huguley Boulevard
Burleson, TX	-	3,150	10,437	-	3,150	10,437	146	2012	2014	621 Old Highway 1187
Bartlesville, OK	-	100	1,380	-	100	1,380	699	1996	1995	5420 S.E. Adams Blvd.
Broadview Heights, OH	-	920	12,400	2,393	920	14,793	4,705	2001	1984	2801 E. Royalton Rd.
Baltic, OH	-	50	8,709	189	50	8,898	2,226	2006	1983	130 Buena Vista St.
Braintree, England	-	-	16,789	-	-	16,789	91	2014	2009	Meadow Park Tortoiseshell Way
Bremerton, WA	-	390	2,210	144	390	2,354	487	2006	1999	3231 Pine Road
Bremerton, WA	-	830	10,420	193	830	10,613	1,300	2010	1984	3201 Pine Road NE
Bremerton, WA	-	590	2,899	-	590	2,899	60	2014	1997	3210 Rickey Road
Beattyville, KY	-	100	6,900	660	100	7,560	1,935	2005	1972	249 E. Main St.
Burlington, NJ	-	1,700	12,554	466	1,700	13,020	1,552	2011	1965	115 Sunset Road
Burlington, NJ	-	1,170	19,205	167	1,170	19,372	1,916	2011	1994	2305 Rancocas Road
Beverly Hills, CA	9,623	6,000	13,385	-	6,000	13,385	57	2014	2000	220 N Clark Drive
Bridgewater, NJ	-	1,850	3,050	-	1,850	3,050	1,244	2004	1970	875 Route 202/206 North
Bridgewater, NJ	-	1,730	48,201	941	1,746	49,125	5,042	2010	1999	2005 Route 22 West
Bridgewater, NJ	-	1,800	31,810	322	1,800	32,132	2,817	2011	2001	680 US-202/206 North
Bexleyheath, England	-	4,736	13,646	-	4,736	13,646	31	2014	1996	35 West Street
Byrdstown, TN	-	-	2,414	269	-	2,683	1,750	2004	1982	129 Hillcrest Dr.
Cambridge, MD	-	490	15,843	207	490	16,050	1,650	2011	1990	525 Glenburn Avenue
Calgary, AB	20,989	2,793	51,019	-	2,793	51,019	174	2014	1971	1729-90th Avenue SW
Calgary, AB	34,791	5,450	83,741	-	5,450	83,741	283	2014	2001	500 Midpark Way SE
Canton, MA	-	820	8,201	263	820	8,464	4,515	2002	1993	One Meadowbrook Way
Canton, NC	-	130	5,357	-	130	5,357	19	2014	1952	27 North Main Street
Columbia Heights, MN	-	825	14,175	163	825	14,338	1,223	2011	2009	3807 Hart Boulevard
Cleburne, TX	-	520	5,369	-	520	5,369	1,089	2006	2007	402 S Colonial Drive
Columbus, IN	-	610	3,190	-	610	3,190	411	2010	1998	2564 Foxpointe Dr.
Concord, NC	-	550	3,921	55	550	3,976	1,400	2003	1997	2452 Rock Hill Church Rd.
Cape May Court House, NJ	-	1,440	17,002	-	1,440	17,002	265	2014	1990	144 Magnolia Drive
Centreville, MD	-	600	14,602	241	600	14,843	1,562	2011	1978	205 Armstrong Avenue
Congleton, England	-	2,570	6,465	-	2,570	6,465	15	2014	1994	Rood Hill
Chickasha, OK	-	85	1,395	-	85	1,395	700	1996	1996	801 Country Club Rd.
Chatham, VA	-	320	14,046	-	320	14,046	55	2014	2009	100 Rorer Street
Chicago, IL	-	1,800	19,256	-	1,800	19,256	1,382	2012	2005	6700 South Keating Avenue
Chicago, IL	-	2,900	17,016	-	2,900	17,016	1,238	2012	2007	4239 North Oak Park Avenue
Chelmsford, MA	0	1,040	10,951	1,499	1,040	12,450	3,390	2003	1997	4 Technology Dr.
Chapel Hill, NC	-	354	2,646	783	354	3,429	1,188	2002	1997	100 Lanark Rd.
Chapel Hill, NC	-	470	7,512	-	470	7,512	29	2014	1999	405 Smith Level Road
Charleston, WV	-	440	17,575	297	440	17,873	1,772	2011	1998	1000 Association Drive, North Gate Business Park
Charleston, WV	-	410	5,430	13	410	5,444	615	2011	1979	699 South Park Road
Cinnaminson, NJ	-	860	6,663	149	860	6,812	809	2011	1965	1700 Wynwood Drive
Clarks Summit, PA	-	600	11,179	15	600	11,194	1,234	2011	1985	100 Edella Road
Clarks Summit, PA	-	400	6,529	54	400	6,583	739	2011	1997	150 Edella Road
Columbia, TN	-	341	2,295	-	341	2,295	1,005	1999	1999	5011 Trotwood Ave.
Columbia, TN	-	590	3,787	-	590	3,787	1,588	2003	1974	1410 Trotwood Ave.
Clevedon, England	-	3,583	21,374	-	3,583	21,374	188	2014	1994	18/19 Elton Road
Cleveland, TN	-	350	5,000	122	350	5,122	1,951	2001	1987	2750 Executive Park N.W.
Colchester, CT	-	980	4,860	495	980	5,355	687	2011	1986	59 Harrington Court
Clinton, MD	-	2,330	20,876	590	2,330	21,467	1,559	2012	1988	7520 Surratts Road
Clarksville, TN	-	330	2,292	-	330	2,292	996	1998	1998	2183 Memorial Dr.
Claremore, OK	-	155	1,427	6,130	155	7,557	850	1996	1996	1605 N. Hwy. 88
Cloquet, MN	-	340	4,660	120	340	4,780	431	2011	2006	705 Horizon Circle
Charles Town, WV	-	230	22,834	30	230	22,863	2,264	2011	1997	219 Prospect Ave
Clayton, NC	-	520	15,741	-	520	15,741	54	2014	2013	84 Johnson Estate Road
Columbia, SC	-	2,120	4,860	5,709	2,120	10,569	3,410	2003	2000	731 Polo Rd.
Camrose, AB	16,885	1,215	24,667	-	1,215	24,667	80	2014	2011	6821-50 Avenue
Concord, NH	-	780	18,423	446	780	18,869	1,874	2011	1972	20 Maitland Street
Concord, NH	-	1,760	43,179	568	1,760	43,747	4,352	2011	1994	239 Pleasant Street
Concord, NH	-	720	3,041	340	720	3,381	415	2011	1905	227 Pleasant Street
Conroe, TX	-	980	7,771	-	980	7,771	1,049	2009	2010	903 Longmire Road
Cobham, England	-	12,385	31,556	-	12,385	31,556	1,170	2013	2013	Redhill Road
Columbus, OH	-	530	5,170	8,255	1,070	12,885	3,269	2005	1968	1425 Yorkland Rd.
Columbus, OH	(0)	1,010	5,022	-	1,010	5,022	1,405	2006	1983	1850 Crown Park Ct.
Columbus, OH	-	1,010	4,931	13,620	1,860	17,701	4,435	2006	1978	5700 Karl Rd.
Cape Coral, FL	-	530	3,281	-	530	3,281	1,162	2002	2000	911 Santa Barbara Blvd.
Cape Coral, FL	9,065	760	18,868	-	760	18,868	1,263	2012	2009	831 Santa Barbara Boulevard
Coppell, TX	-	1,550	8,386	-	1,550	8,386	317	2012	2013	1530 East Sandy Lake Road
Cedar Grove, NJ	-	1,830	10,939	10	1,830	10,949	1,214	2011	1964	25 East Lindsley Road
Cedar Grove, NJ	-	2,850	27,737	21	2,850	27,757	2,895	2011	1970	536 Ridge Road
Carrollton, TX	-	4,280	31,444	734	4,280	32,178	829	2013	2010	2105 North Josey Lane
Cortland, NY	-	700	18,041	58	700	18,099	1,050	2012	2001	839 Bennie Road
Cary, NC	-	1,500	4,350	986	1,500	5,336	2,184	1998	1996	111 MacArthur
Carson City, NV	-	520	8,238	39	520	8,277	253	2013	1997	1111 W. College Parkway
Colts Neck, NJ	-	780	14,733	722	993	15,242	1,656	2010	2002	3 Meridian Circle
Chester, VA	-	1,320	18,136	-	1,320	18,136	70	2014	2009	12001 Iron Bridge Road
Citrus Heights, CA	14,747	2,300	31,876	507	2,300	32,383	5,577	2010	1997	7418 Stock Ranch Rd.
Canton, OH	-	300	2,098	-	300	2,098	917	1998	1998	1119 Perry Dr., N.W.
Castleton, IN	-	920	15,144	-	920	15,144	57	2014	2013	8405 Clearvista Lake
Catonsville, MD	-	1,330	15,003	549	1,330	15,552	1,645	2011	1973	16 Fusting Avenue
Crawfordsville, IN	-	720	17,239	-	720	17,239	64	2014	2013	517 Concord Road
Conyers, GA	-	2,740	19,302	227	2,740	19,529	1,205	2012	1998	1504 Renaissance Drive
Dedham, MA	-	1,360	9,830	-	1,360	9,830	3,737	2002	1996	10 CareMatrix Dr.
Denton, TX	-	1,760	8,305	-	1,760	8,305	774	2010	2011	2125 Brinker Rd
Dundalk, MD	-	1,770	32,047	785	1,770	32,831	3,305	2011	1978	7232 German Hill Road
Daniels, WV	-	200	17,320	49	200	17,370	1,732	2011	1986	1631 Ritter Drive
Danville, VA	-	410	3,954	722	410	4,676	1,506	2003	1998	149 Executive Ct.
Danville, VA	-	240	8,440	-	240	8,440	33	2014	1996	508 Rison Street
Dover, DE	-	400	7,717	38	400	7,755	849	2011	1997	1203 Walker Road
Dover, DE	-	600	22,266	90	600	22,356	2,278	2011	1984	1080 Silver Lake Blvd.
Daphne, AL	-	2,880	8,670	127	2,880	8,797	635	2012	2001	27440 County Road 13
Durham, NC	-	1,476	10,659	2,196	1,476	12,855	9,437	1997	1999	4434 Ben Franklin Blvd.
Dresher, PA	-	2,060	40,236	558	2,068	40,786	4,169	2010	2001	1405 N. Limekiln Pike
Defuniak Springs, FL	-	1,350	10,250	-	1,350	10,250	2,456	2006	1980	785 S. 2nd St.
Drayton Valley, AB	-	733	12,165	-	733	12,165	39	2014	2012	3902-47 Street
Eastbourne, England	-	5,141	30,858	-	5,141	30,858	268	2014	1999	Carew Road
Elizabethton, TN	-	310	4,604	336	310	4,940	1,898	2001	1980	1200 Spruce Lane
Edmond, OK	-	410	8,388	-	410	8,388	654	2012	2001	15401 North Pennsylvania Avenue
Edmond, OK	-	1,810	14,849	-	1,810	14,849	207	2014	1985	1225 Lakeshore Drive
Eden, NC	-	390	4,877	-	390	4,877	1,569	2003	1998	314 W. Kings Hwy.
Englewood, NJ	-	930	4,514	17	930	4,531	520	2011	1966	333 Grand Avenue
El Paso, TX	-	1,420	12,394	-	1,420	12,394	176	2014	1999	435 S Mesa Hills Drive
Elizabeth City, NC	-	200	2,760	2,011	200	4,771	1,816	1998	1999	400 Hastings Lane
Emeryville, CA	-	2,560	57,491	-	2,560	57,491	739	2014	2010	1440 40th Street
Englishtown, NJ	-	690	12,520	715	764	13,161	1,447	2010	1997	49 Lasatta Ave
East Norriton, PA	-	1,200	28,129	747	1,210	28,866	2,993	2010	1988	2101 New Hope St
Erin, TN	-	440	8,060	134	440	8,194	3,004	2001	1981	242 Rocky Hollow Rd.
Easton, MD	-	900	24,539	-	900	24,539	2,579	2011	1962	610 Dutchman's Lane
East Brunswick, NJ	-	1,380	34,229	489	1,380	34,717	3,010	2011	1998	606 Cranbury Rd.
Eatontown, NJ	-	1,190	23,358	67	1,190	23,426	2,438	2011	1996	3 Industrial Way East
Everett, WA	-	1,400	5,476	-	1,400	5,476	2,298	1999	1999	2015 Lake Heights Dr.
Fanwood, NJ	-	2,850	55,175	574	2,850	55,750	4,786	2011	1982	295 South Ave.
Fairfield, CA	-	1,460	14,040	1,541	1,460	15,581	5,162	2002	1998	3350 Cherry Hills St.
Farnborough, England	-	2,570	7,244	-	2,570	7,244	16	2014	1980	Bruntile Close, Reading Road
Franconia, NH	-	360	11,320	69	360	11,390	1,177	2011	1971	93 Main Street
Fairhope, AL	-	570	9,119	-	570	9,119	657	2012	1987	50 Spring Run Road
Fishers, IN	-	1,500	14,500	-	1,500	14,500	1,907	2010	2000	9745 Olympia Dr.
Franklin, NH	-	430	15,210	47	430	15,257	1,562	2011	1990	7 Baldwin Street
Follansbee, WV	-	640	27,670	49	640	27,719	2,795	2011	1982	840 Lee Road
Fall River, MA	-	620	5,829	4,856	620	10,685	4,457	1996	1973	1748 Highland Ave.
Fall River, MA	-	920	34,715	208	920	34,923	3,551	2011	1993	4901 North Main Street
Florence, NJ	-	300	2,978	-	300	2,978	1,049	2002	1999	901 Broad St.
Florence, AL	7,085	353	13,049	160	385	13,177	2,197	2010	1999	3275 County Road 47
Flourtown, PA	-	1,800	14,830	203	1,800	15,033	1,587	2011	1908	350 Haws Lane
Flower Mound, TX	-	1,800	8,414	-	1,800	8,414	507	2011	2012	4141 Long Prairie Road
Farmington, MI	-	570	6,615	-	570	6,615	25	2014	1974	34225 Grand River Avenue
Findlay, OH	-	200	1,800	-	200	1,800	848	1997	1997	725 Fox Run Rd.
Fresno, CA	-	2,500	35,800	118	2,500	35,918	5,905	2008	1991	7173 North Sharon Avenue
Folsom, CA	-	-	33,600	-	1,582	32,018	1,170	2013	2009	330 Montrose Drive
Forest City, NC	-	320	4,497	-	320	4,497	1,463	2003	1999	493 Piney Ridge Rd.
Fredericksburg, VA	-	1,000	20,000	1,200	1,000	21,200	5,242	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	-	590	28,611	35	590	28,646	2,868	2011	1977	11 Dairy Lane
Fredericksburg, VA	-	3,700	22,016	59	3,700	22,075	1,284	2012	1992	12100 Chancellors Village
Fredericksburg, VA	-	1,130	23,214	-	1,130	23,214	82	2014	2010	140 Brimley Drive
Fremont, CA	19,186	3,400	25,300	1,821	3,456	27,065	6,710	2005	1987	2860 Country Dr.
Fair Lawn, NJ	-	2,420	24,504	444	2,420	24,948	2,564	2011	1962	12-15 Saddle River Road
Fort Ashby, WV	-	330	19,566	123	330	19,689	1,944	2011	1980	Diane Drive, Box 686
Fort Wayne, IN	-	170	8,232	-	170	8,232	1,686	2006	2006	2626 Fairfield Ave.
Fort Worth, TX	-	450	13,615	5,086	450	18,701	1,818	2010	2011	425 Alabama Ave.
Fayetteville, GA	-	560	12,665	309	560	12,974	778	2012	1994	1967 Highway 54 West
Gardner, MA	-	480	10,210	27	480	10,237	1,107	2011	1902	32 Hospital Hill Road
Grafton, WV	-	280	18,824	37	280	18,861	1,874	2011	1986	8 Rose Street
Greenfield, WI	-	-	15,204	-	890	14,314	484	2013	1983	5017 South 110th Street
Gig Harbor, WA	5,358	1,560	15,947	61	1,583	15,986	2,636	2010	1994	3213 45th St. Court NW
Granger, IN	-	1,670	21,280	2,401	1,670	23,681	2,536	2010	2009	6330 North Fir Rd
Glen Mills, PA	-	690	9,110	165	690	9,275	1,006	2011	1993	549 Baltimore Pike
Glenside, PA	-	1,940	16,867	153	1,940	17,020	1,786	2011	1905	850 Paper Mill Road
Gambrills, MD	-	2,500	16,726	-	2,500	16,726	283	2012	2014	1219 Waugh Chapel Road
Greendale, WI	-	2,060	35,383	522	2,060	35,905	2,612	2012	1988	5700 Mockingbird Lane
Greeneville, TN	-	400	8,290	507	400	8,797	2,629	2004	1979	106 Holt Ct.
Greenville, SC	-	310	4,750	-	310	4,750	1,432	2004	1997	23 Southpointe Dr.
Groton, CT	-	2,430	19,941	895	2,430	20,836	2,292	2011	1975	1145 Poquonnock Road
Graceville, FL	-	150	13,000	-	150	13,000	3,029	2006	1980	1083 Sanders Ave.
Granbury, TX	-	2,040	30,670	149	2,040	30,819	3,003	2011	2009	100 Watermark Boulevard
Granbury, TX	-	2,550	2,940	400	2,550	3,340	250	2012	1996	916 East Highway 377
Gardnerville, NV	12,399	1,143	10,831	776	1,164	11,586	8,166	1998	1999	1565-A Virginia Ranch Rd.
Georgetown, TX	-	200	2,100	-	200	2,100	976	1997	1997	2600 University Dr., E.
Grand Ledge, MI	7,748	1,150	16,286	5,119	1,150	21,405	1,986	2010	1999	4775 Village Dr
Greenville, NC	-	290	4,393	168	290	4,561	1,435	2003	1998	2715 Dickinson Ave.
Greensboro, NC	-	330	2,970	554	330	3,524	1,164	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	-	560	5,507	1,013	560	6,520	2,135	2003	1997	4400 Lawndale Dr.
Greensboro, NC	-	350	6,634	-	350	6,634	25	2014	2013	5918 Netfield Road
Gastonia, NC	-	470	6,129	-	470	6,129	1,934	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	-	310	3,096	22	310	3,118	1,053	2003	1994	1717 Union Rd.
Gastonia, NC	-	400	5,029	120	400	5,149	1,639	2003	1996	1750 Robinwood Rd.
Glastonbury, CT	-	1,950	9,532	909	2,360	10,031	1,116	2011	1966	72 Salmon Brook Drive
Gettysburg, PA	-	590	8,913	91	590	9,003	1,022	2011	1987	867 York Road
Grass Valley, CA	4,340	260	7,667	55	260	7,722	212	2013	2001	415 Sierra College Drive
Greenwood, IN	-	1,550	22,770	81	1,550	22,851	2,540	2010	2007	2339 South SR 135
Hamilton, NJ	-	440	4,469	-	440	4,469	1,559	2001	1998	1645 Whitehorse-Mercerville Rd.
Harriman, TN	-	590	8,060	158	590	8,218	3,188	2001	1972	240 Hannah Rd.
Hattiesburg, MS	-	450	15,518	176	450	15,694	1,643	2010	2009	217 Methodist Hospital Blvd
Herne Bay, England	-	2,399	30,751	-	2,399	30,751	1,528	2013	2011	165 Reculver Road
Hockessin, DE	-	1,120	6,308	-	1,120	6,308	79	2014	1992	100 Saint Claire Drive
Hickory, NC	-	290	987	232	290	1,219	540	2003	1994	2530 16th St. N.E.
Haddonfield, NJ	-	-	-	2,480	-	2,480	2,480	2011	1900	132 Warwick Road
Highland Park, IL	-	2,820	15,832	187	2,820	16,019	872	2011	2012	1651 Richfield Avenue
Hemet, CA	-	870	3,405	-	870	3,405	673	2007	1996	25818 Columbia St.
Hemet, CA	13,550	1,890	28,606	650	1,899	29,247	7,377	2010	1989	1001 N. Lyon Ave
Hemet, CA	-	430	9,630	723	430	10,353	1,426	2010	1988	1001 N. Lyon Ave
High River, AB	-	1,138	40,937	-	1,138	40,937	132	2014	2014	660 7th Street
Hilltop, WV	-	480	25,355	15	480	25,370	2,564	2011	1977	Saddle Shop Road
Highlands Ranch, CO	-	940	3,721	4,983	940	8,704	1,454	2002	1999	9160 S. University Blvd.
Hollywood, FL	-	1,240	13,806	436	1,240	14,242	875	2012	2001	3880 South Circle Drive
Hamburg, PA	-	840	10,543	191	840	10,734	1,258	2011	1966	125 Holly Road
Homestead, FL	-	2,750	11,750	-	2,750	11,750	2,801	2006	1994	1990 S. Canal Dr.
Hanford, England	-	1,745	12,411	-	1,745	12,411	465	2013	2012	Bankhouse Road
Hinckley, England	-	2,726	5,296	-	2,726	5,296	219	2013	2013	Tudor Road
Huntington, WV	-	800	32,261	126	800	32,387	3,280	2011	1976	101 13th Street
Houston, TX	-	5,090	9,471	-	5,090	9,471	1,592	2007	2009	15015 Cypress Woods Medical Drive
Howell, MI	-	630	8,550	-	630	8,550	31	2014	1964	3003 West Grand River Avenue
High Point, NC	-	560	4,443	793	560	5,236	1,694	2003	2000	1568 Skeet Club Rd.
High Point, NC	-	370	2,185	410	370	2,595	899	2003	1999	1564 Skeet Club Rd.
High Point, NC	-	330	3,395	28	330	3,423	1,117	2003	1994	201 W. Hartley Dr.
High Point, NC	-	430	4,143	-	430	4,143	1,339	2003	1998	1560 Skeet Club Rd.
Hurricane, WV	-	620	21,454	805	620	22,258	2,255	2011	1986	590 N Poplar Fork Road
Hermitage, TN	-	1,500	9,856	47	1,500	9,902	929	2011	2006	4131 Andrew Jackson Parkway
Harleysville, PA	-	960	11,355	-	960	11,355	1,696	2008	2009	695 Main Street
Harrow, England	-	9,347	10,437	-	9,347	10,437	24	2014	2001	177 Preston Hill
Hatboro, PA	-	-	28,112	1,746	-	29,858	2,910	2011	1996	3485 Davisville Road
Hutchinson, KS	0	600	10,590	194	600	10,784	2,888	2004	1997	2416 Brentwood
Hatfield, England	-	3,692	9,504	-	3,692	9,504	359	2013	2012	St Albans Road East
Huron, OH	-	160	6,088	1,452	160	7,540	1,815	2005	1983	1920 Cleveland Rd. W.
Haverford, PA	-	1,880	33,993	588	1,883	34,578	3,540	2010	2000	731 Old Buck Lane
Hanover, IN	-	210	4,430	-	210	4,430	1,369	2004	2000	188 Thornton Rd
Howell, NJ	9,761	1,066	21,577	-	1,066	21,577	2,310	2010	2007	100 Meridian Place
Indianapolis, IN	-	495	6,287	22,565	495	28,852	8,017	2006	1981	8616 W. Tenth St.
Indianapolis, IN	-	255	2,473	12,123	255	14,596	3,933	2006	1981	8616 W.Tenth St.
Indianapolis, IN	-	870	14,696	-	870	14,696	56	2014	2014	1635 N Arlington Avenue
Indianapolis, IN	-	890	18,781	-	890	18,781	38	2014	2014	5404 Georgetown Road
Jackson, NJ	-	6,500	26,405	2,193	6,500	28,598	1,611	2012	2001	2 Kathleen Drive
Jefferson, OH	-	80	9,120	-	80	9,120	2,395	2006	1984	222 Beech St.
Jacksonville Beach, FL	-	1,210	26,207	472	1,210	26,679	1,591	2012	1999	1700 The Greens Way
Jamestown, TN	-	-	6,707	508	-	7,215	4,829	2004	1966	208 N. Duncan St.
Jupiter, FL	-	3,100	47,453	563	3,100	48,016	2,731	2012	2002	110 Mangrove Bay Way
Kokomo, IN	-	710	16,052	-	710	16,052	61	2014	2014	2200 S. Dixon Rd
Kirkstall, England	-	3,077	11,888	-	3,077	11,888	446	2013	2009	29 Broad Lane
Keene, NH	-	530	9,639	284	530	9,923	968	2011	1980	677 Court Street
Kennewick, WA	-	1,820	27,991	255	1,834	28,232	5,715	2010	1994	2802 W 35th Ave
Kenner, LA	-	1,100	10,036	328	1,100	10,364	7,543	1998	2000	1600 Joe Yenni Blvd
Kent, WA	-	940	20,318	10,470	940	30,788	5,271	2007	2000	24121 116th Avenue SE
Kennesaw, GA	-	940	10,848	389	940	11,236	701	2012	1998	5235 Stilesboro Road
Kirkland, WA	-	1,880	4,315	683	1,880	4,998	1,420	2003	1996	6505 Lakeview Dr.
Kennett Square, PA	-	1,050	22,946	143	1,083	23,056	2,386	2010	2008	301 Victoria Gardens Dr.
Laconia, NH	-	810	14,434	497	810	14,930	1,546	2011	1968	175 Blueberry Lane
Lee, MA	-	290	18,135	926	290	19,061	6,578	2002	1998	600 & 620 Laurel St.
Lancaster, CA	9,917	700	15,295	574	712	15,857	2,947	2010	1999	43051 15th St. West
Lancaster, PA	-	890	7,623	80	890	7,702	901	2011	1928	336 South West End Ave
Lancaster, NH	-	430	15,804	161	430	15,964	1,625	2011	1981	91 Country Village Road
Lancaster, NH	-	160	434	28	160	462	91	2011	1905	63 Country Village Road
Lebanon, NH	-	550	20,138	64	550	20,202	2,062	2011	1985	24 Old Etna Road
Lecanto, FL	-	200	6,900	-	200	6,900	1,996	2004	1986	2341 W. Norvell Bryant Hwy.
Leicester, England	-	3,863	30,823	-	3,863	30,823	1,635	2012	2010	307 London Road
Lexington, KY	-	1,980	21,269	-	1,980	21,269	77	2014	2013	2531 Old Rosebud Road
Langhorne, PA	-	1,350	24,881	117	1,350	24,998	2,618	2011	1979	262 Toll Gate Road
Longview, TX	0	610	5,520	-	610	5,520	1,129	2006	2007	311 E Hawkins Pkwy
Longwood, FL	-	1,260	6,445	-	1,260	6,445	602	2011	2011	425 South Ronald Reagan Boulevard
Libertyville, IL	-	6,500	40,024	-	6,500	40,024	4,059	2011	2001	901 Florsheim Dr
Lake Barrington, IL	-	3,400	66,179	46	3,400	66,225	3,772	2012	2000	22320 Classic Court
Lakewood, CO	-	2,160	28,091	-	2,160	28,091	614	2014	2010	7395 West Eastman Place
Lake Zurich, IL	-	1,470	9,830	-	1,470	9,830	983	2011	2007	550 America Court
Lillington, NC	-	470	17,588	-	470	17,588	64	2014	2013	54 Red Mulberry Way
Lillington, NC	-	500	16,460	-	500	16,460	57	2014	1999	2041 NC-210 N
Leominster, MA	-	530	6,201	25	530	6,226	746	2011	1966	44 Keystone Drive
Lincoln, NE	-	390	13,807	-	390	13,807	1,694	2010	2000	7208 Van Dorn St.
Lenoir, NC	-	190	3,748	641	190	4,389	1,413	2003	1998	1145 Powell Rd., N.E.
Linwood, NJ	-	800	21,984	668	838	22,614	2,409	2010	1997	432 Central Ave
Loganville, GA	-	1,430	22,912	557	1,430	23,469	1,516	2012	1997	690 Tommy Lee Fuller Drive
Louisville, KY	-	490	10,010	2,767	490	12,777	3,400	2005	1978	4604 Lowe Rd
LaPlata, MD	-	700	19,068	466	700	19,534	2,018	2011	1984	One Magnolia Drive
Las Vegas, NV	-	580	23,420	-	580	23,420	2,088	2011	2002	2500 North Tenaya Way
Lethbridge, AB	1,844	1,448	3,280	-	1,448	3,280	15	2014	2003	785 Columbia Boulevard West
Lethbridge, AB	3,720	737	8,178	-	737	8,178	26	2014	2004	1730 10th Avenue
Litchfield, CT	-	1,240	17,908	164	1,250	18,062	1,882	2010	1998	19 Constitution Way
Little Neck, NY	-	3,350	38,461	780	3,355	39,235	4,076	2010	2000	55-15 Little Neck Pkwy.
Lutherville, MD	-	1,100	19,786	1,579	1,100	21,365	2,127	2011	1988	515 Brightfield Road
Livermore, CA	10,065	4,100	24,996	-	4,100	24,996	106	2014	1974	35 Fenton Street
Lewisburg, WV	-	260	3,699	70	260	3,769	451	2011	1995	331 Holt Lane
Lowell, MA	-	1,070	13,481	103	1,070	13,584	1,489	2011	1975	841 Merrimack Street
Lowell, MA	-	680	3,378	30	680	3,408	457	2011	1969	30 Princeton Blvd
Lawrence, KS	3,604	250	8,716	-	250	8,716	566	2012	1996	3220 Peterson Road
Lakewood Ranch, FL	-	650	6,714	1,988	650	8,702	506	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	7,191	1,000	22,388	-	1,000	22,388	1,471	2012	2005	8220 Natures Way
Lexington, NC	-	200	3,900	1,015	200	4,915	1,664	2002	1997	161 Young Dr.
Lynchburg, VA	-	340	16,122	-	340	16,122	60	2014	2013	189 Monica Blvd
Mahwah, NJ	-	-	-	785	785	-	-	2012	1900	15 Edison Road
Fayetteville, NY	-	410	3,962	500	410	4,462	1,545	2001	1997	5125 Highbridge St.
Marlinton, WV	-	270	8,430	11	270	8,441	896	2011	1987	Stillwell Road, Route 1
Marianna, FL	-	340	8,910	-	340	8,910	2,070	2006	1997	2600 Forest Glenn Tr.
Middleburg Heights, OH	-	960	7,780	-	960	7,780	2,156	2004	1998	15435 Bagley Rd.
Manteca, CA	6,091	1,300	12,125	1,451	1,312	13,564	3,561	2005	1986	430 N. Union Rd.
Macungie, PA	-	960	29,033	17	960	29,049	2,921	2011	1994	1718 Spring Creek Road
Manchester, NH	-	1,080	3,059	-	1,080	3,059	16	2014	1978	191 Hackett Hill Road
McMurray, PA	-	1,440	15,805	1,894	1,440	17,699	1,486	2010	2011	240 Cedar Hill Dr
Mechanicsburg, PA	-	1,350	16,650	-	1,350	16,650	1,520	2011	1971	4950 Wilson Lane
Mercerville, NJ	-	860	9,929	115	860	10,045	1,113	2011	1967	2240 White Horse- Merceville Road
Mendham, NJ	-	1,240	27,169	633	1,240	27,802	2,768	2011	1968	84 Cold Hill Road
Louisville, KY	-	430	7,135	163	430	7,298	2,843	2002	1974	2529 Six Mile Lane
Medicine Hat, AB	2,990	1,112	6,554	-	1,112	6,554	24	2014	1999	65 Valleyview Drive SW
Meriden, CT	-	1,300	1,472	5	1,300	1,477	338	2011	1968	845 Paddock Ave
Melbourne, FL	-	7,070	48,257	13,257	7,070	61,514	8,255	2007	2009	7300 Watersong Lane
Mesa, AZ	6,015	950	9,087	713	950	9,800	3,787	1999	2000	7231 E. Broadway
Morgantown, KY	-	380	3,705	615	380	4,320	1,404	2003	1965	206 S. Warren St.
Morgantown, WV	-	190	15,633	20	190	15,653	1,248	2011	1997	161 Bakers Ridge Road
McHenry, IL	-	1,576	-	-	1,576	-	-	2006	1900	_
Middleton, WI	-	420	4,006	600	420	4,606	1,462	2001	1991	6701 Stonefield Rd.
Middletown, RI	-	1,480	19,703	-	1,480	19,703	2,076	2011	1975	333 Green End Avenue
McKinney, TX	-	1,570	7,389	-	1,570	7,389	1,022	2009	2010	2701 Alma Rd.
Mill Creek, WA	28,094	10,150	60,274	614	10,179	60,859	12,788	2010	1998	14905 Bothell-Everett Hwy
Milford, DE	-	400	7,816	40	400	7,855	858	2011	1997	500 South DuPont Boulevard
Milford, DE	-	680	19,216	58	680	19,274	2,015	2011	1905	700 Marvel Road
Midland, MI	-	200	11,025	5,522	200	16,547	1,244	2010	1994	2325 Rockwell Dr
Millersville, MD	-	680	1,020	25	680	1,045	1,045	2011	1962	899 Cecil Avenue
Melville, NY	-	4,280	73,283	1,224	4,282	74,505	7,661	2010	2001	70 Pinelawn Rd
Monmouth Junction, NJ	-	720	6,209	57	720	6,266	733	2011	1996	2 Deer Park Drive
Marmet, WV	-	540	26,483	-	540	26,483	2,623	2011	1986	1 Sutphin Drive
Monclova, OH	-	1,750	12,243	-	1,750	12,243	670	2011	2013	6935 Monclova Road
Menomonee Falls, WI	-	1,020	6,984	1,607	1,020	8,591	1,374	2006	2007	W128 N6900 Northfield Drive
Manahawkin, NJ	-	1,020	20,361	122	1,020	20,483	2,126	2011	1994	1361 Route 72 West
Manalapan, NJ	-	900	22,624	156	900	22,780	1,991	2011	2001	445 Route 9 South
Monroe, NC	-	470	3,681	648	470	4,329	1,429	2003	2001	918 Fitzgerald St.
Monroe, NC	-	310	4,799	857	310	5,656	1,760	2003	2000	919 Fitzgerald St.
Monroe, NC	-	450	4,021	114	450	4,135	1,363	2003	1997	1316 Patterson Ave.
Manassas, VA	-	750	7,446	530	750	7,976	2,304	2003	1996	8341 Barrett Dr.
Montville, NJ	-	3,500	31,002	428	3,500	31,429	2,789	2011	1988	165 Changebridge Rd.
Monroe, WA	-	2,560	34,460	304	2,584	34,741	5,841	2010	1994	15465 179th Ave. SE
Morton Grove, IL	-	1,900	19,374	152	1,900	19,526	1,618	2010	2011	5520 N. Lincoln Ave.
Monroe Twp, NJ	-	1,160	13,193	75	1,160	13,268	1,479	2011	1996	292 Applegarth Road
Moyock, NC	-	280	13,387	-	280	13,387	48	2014	2011	141 Moyock Landing Drive
Mount Pleasant, SC	-	-	17,200	-	4,052	13,149	662	2013	1985	1200 Hospital Drive
Memphis, TN	-	940	5,963	-	940	5,963	2,129	2004	1951	1150 Dovecrest Rd.
Memphis, TN	-	390	9,660	1,600	390	11,260	1,326	2010	1981	141 N. McLean Blvd.
Marietta, GA	-	1,270	10,519	446	1,270	10,966	670	2012	1997	3039 Sandy Plains Road
Marlborough, England	-	3,380	8,615	-	3,380	8,615	20	2014	1999	The Common
Meridian, ID	-	3,600	20,802	251	3,600	21,053	6,584	2006	2008	2825 E. Blue Horizon Dr.
Morehead City, NC	-	200	3,104	1,648	200	4,752	1,815	1999	1999	107 Bryan St.
Marlton, NJ	-	-	38,300	1,830	-	40,130	6,384	2008	1994	92 Brick Road
Marion, IN	-	720	12,750	-	720	12,750	48	2014	2012	614 W. 14th Street
Marion, IN	-	990	9,190	-	990	9,190	41	2014	1976	505 N. Bradner Avenue
Marysville, WA	4,513	620	4,780	329	620	5,109	1,570	2003	1998	9802 48th Dr. N.E.
Merrillville, IN	-	700	11,699	154	700	11,853	2,132	2007	2008	9509 Georgia St.
Monterey, TN	-	-	4,195	410	-	4,605	3,034	2004	1977	410 W. Crawford Ave.
Missoula, MT	-	550	7,490	377	550	7,867	1,935	2005	1998	3620 American Way
Mansfield, TX	-	660	5,251	-	660	5,251	1,086	2006	2007	2281 Country Club Dr
Louisville, KY	-	350	4,675	133	350	4,808	1,903	2002	1975	1120 Cristland Rd.
Moorestown, NJ	-	2,060	51,628	813	2,063	52,438	5,384	2010	2000	1205 N. Church St
Moorestown, NJ	-	6,400	23,875	-	6,400	23,875	414	2012	2014	250 Marter Avenue
Mishawaka, IN	-	740	16,122	-	740	16,122	62	2014	2013	60257 Bodnar Blvd
Mountain City, TN	-	220	5,896	660	220	6,556	4,179	2001	1976	919 Medical Park Dr.
Monteagle, TN	-	310	3,318	-	310	3,318	1,293	2003	1980	218 Second St., N.E.
Martinsburg, WV	-	340	17,180	50	340	17,230	1,719	2011	1987	2720 Charles Town Road
Matthews, NC	-	560	4,738	-	560	4,738	1,569	2003	1998	2404 Plantation Center Dr.
Martinsville, VA	-	349	-	-	349	-	-	2003	1900	Rolling Hills Rd. & US Hwy. 58
Mt. Vernon, WA	-	400	2,200	156	400	2,356	501	2006	2001	3807 East College Way
Mount Vernon, WA	-	3,440	21,842	-	3,440	21,842	102	2014	1987	1810 E. Division Street
Matawan, NJ	-	1,830	20,618	7	1,830	20,625	1,769	2011	1965	625 State Highway 34
Millville, NJ	-	840	29,944	104	840	30,048	3,071	2011	1986	54 Sharp Street
Nacogdoches, TX	0	390	5,754	-	390	5,754	1,169	2006	2007	5902 North St
North Augusta, SC	-	332	2,558	-	332	2,558	1,109	1999	1998	105 North Hills Dr.
North Andover, MA	-	950	21,817	54	950	21,870	2,243	2011	1977	140 Prescott Street
North Andover, MA	-	1,070	17,341	1,303	1,070	18,644	1,928	2011	1990	1801 Turnpike Street
Naugatuck, CT	-	1,200	15,826	176	1,200	16,002	1,678	2011	1980	4 Hazel Avenue
New Braunfels, TX	-	1,200	19,800	-	1,200	19,800	1,998	2011	2009	2294 East Common Street
Newcastle Under Lyme, England	-	1,402	7,141	-	1,402	7,141	267	2013	2010	Hempstalls Lane
Newcastle-under-Lyme, England	-	1,421	6,991	-	1,421	6,991	16	2014	1999	Silverdale Road
North Cape May, NJ	-	600	22,266	36	600	22,302	2,275	2011	1995	700 Townbank Road
Needham, MA	-	1,610	13,715	366	1,610	14,081	5,445	2002	1994	100 West St.
Newport, VT	-	290	3,867	-	290	3,867	452	2011	1967	35 Bel-Aire Drive
Northampton, England	-	6,543	21,906	-	6,543	21,906	851	2013	2011	Cliftonville Road
Northampton, England	-	2,542	7,901	-	2,542	7,901	44	2014	2014	Cliftonville Road
New Haven, IN	-	176	3,524	-	176	3,524	1,305	2004	1981	1201 Daly Dr.
New Moston, England	-	1,869	5,529	-	1,869	5,529	216	2013	2010	90a Broadway
Nuneaton, England	-	4,198	11,342	-	4,198	11,342	424	2013	2011	132 Coventry Road
Naples, FL	-	1,716	17,306	1,878	1,738	19,162	16,523	1997	1999	1710 S.W. Health Pkwy.
Naples, FL	-	550	5,450	-	550	5,450	1,698	2004	1968	2900 12th St. N.
Naperville, IL	-	3,470	29,547	-	3,470	29,547	3,054	2011	2001	504 North River Road
Naperville, IL	-	1,550	12,237	-	1,550	12,237	330	2012	2013	1936 Brookdale Road
Norman, OK	-	55	1,484	-	55	1,484	813	1995	1995	1701 Alameda Dr.
Norman, OK	10,776	1,480	33,330	-	1,480	33,330	2,144	2012	1985	800 Canadian Trails Drive
Norristown, PA	-	1,200	19,488	1,762	1,200	21,250	2,101	2011	1995	1700 Pine Street
Nashville, TN	-	4,910	29,590	-	4,910	29,590	5,152	2008	2007	15 Burton Hills Boulevard
Nashville, TN	-	4,500	12,287	-	4,500	12,287	649	2011	2013	832 Wedgewood Ave
Nuthall, England	-	2,056	7,908	-	2,056	7,908	21	2014	2014	172A Nottingham Road
Nuthall, England	-	3,155	13,177	-	3,155	13,177	498	2013	2011	172 Nottingham Road
Newark, DE	-	560	21,220	1,488	560	22,708	5,775	2004	1998	200 E. Village Rd.
Oakland, CA	-	4,760	16,143	-	4,760	16,143	214	2014	2002	468 Perkins Street
Ocala, FL	-	1,340	10,564	-	1,340	10,564	1,571	2008	2009	2650 SE 18TH Avenue
Ogden, UT	-	360	6,700	699	360	7,399	1,935	2004	1998	1340 N. Washington Blv.
Oak Hill, WV	-	240	24,506	-	240	24,506	2,422	2011	1988	422 23rd Street
Oak Hill, WV	-	170	721	-	170	721	157	2011	1999	438 23rd Street
Oklahoma City, OK	-	590	7,513	-	590	7,513	1,347	2007	2008	13200 S. May Ave
Oklahoma City, OK	-	760	7,017	-	760	7,017	1,175	2007	2009	11320 N. Council Road
Olds, AB	-	265	9,172	-	265	9,172	29	2014	2001	5600 Sunrise Crescent
Olympia, WA	6,619	550	16,689	158	553	16,844	2,827	2010	1995	616 Lilly Rd. NE
Omaha, NE	-	370	10,230	-	370	10,230	1,276	2010	1998	11909 Miracle Hills Dr.
Omaha, NE	-	380	8,864	-	380	8,864	1,150	2010	1999	5728 South 108th St.
Owenton, KY	-	100	2,400	-	100	2,400	819	2005	1979	905 Hwy. 127 N.
Ormond Beach, FL	-	-	2,739	452	-	3,191	1,791	2002	1983	103 N. Clyde Morris Blvd.
Orwigsburg, PA	-	650	20,632	134	650	20,766	2,143	2011	1992	1000 Orwigsburg Manor Drive
Oneonta, NY	-	80	5,020	-	80	5,020	933	2007	1996	1846 County Highway 48
Overland Park, KS	-	3,730	27,076	340	3,730	27,416	3,866	2008	2009	12000 Lamar Avenue
Overland Park, KS	-	4,500	29,105	7,295	4,500	36,400	4,142	2010	1988	6101 W 119th St
Owensboro, KY	-	240	6,760	609	240	7,369	1,948	1993	1966	1614 W. Parrish Ave.
Owensboro, KY	-	225	13,275	-	225	13,275	3,688	2005	1964	1205 Leitchfield Rd.
Owasso, OK	-	215	1,380	-	215	1,380	673	1996	1996	12807 E. 86th Place N.
Oxford, MI	11,275	1,430	15,791	-	1,430	15,791	1,812	2010	2001	701 Market St
Paris, TX	0	490	5,452	-	490	5,452	2,967	2005	2006	750 N Collegiate Dr
Panama City Beach, FL	-	900	7,717	35	900	7,752	731	2011	2005	6012 Magnolia Beach Road
Petoskey, MI	5,900	860	14,452	-	860	14,452	1,544	2011	1997	965 Hager Dr
Pigeon Forge, TN	-	320	4,180	117	320	4,297	1,738	2001	1986	415 Cole Dr.
Philadelphia, PA	-	2,700	25,709	333	2,700	26,041	2,708	2011	1976	184 Bethlehem Pike
Philadelphia, PA	-	2,930	10,433	3,373	2,930	13,806	1,475	2011	1952	1526 Lombard Street
Philadelphia, PA	-	540	11,239	65	540	11,304	1,141	2011	1965	8015 Lawndale Avenue
Philadelphia, PA	-	1,810	16,898	32	1,810	16,931	1,946	2011	1972	650 Edison Avenue
Piqua, OH	-	204	1,885	-	204	1,885	844	1997	1997	1744 W. High St.
Parkersburg, WV	-	390	21,288	643	390	21,931	2,187	2011	1979	723 Summers Street
Plattsmouth, NE	-	250	5,650	-	250	5,650	742	2010	1999	1913 E. Highway 34
Plymouth, MI	-	1,490	19,990	129	1,490	20,119	2,192	2010	1972	14707 Northville Rd
Pella, IA	-	870	6,716	89	870	6,805	417	2012	2002	2602 Fifield Road
Palm Coast, FL	-	870	10,957	-	870	10,957	1,495	2008	2010	50 Town Ct.
Phillipsburg, NJ	-	800	21,175	193	800	21,368	2,244	2011	1992	290 Red School Lane
Phillipsburg, NJ	-	300	8,114	38	300	8,151	856	2011	1905	843 Wilbur Avenue
Palestine, TX	-	180	4,320	1,300	180	5,620	1,201	2006	2005	1625 W. Spring St.
Plainview, NY	-	3,990	11,969	391	3,990	12,361	1,210	2011	1963	150 Sunnyside Blvd
Pennington, NJ	-	1,380	27,620	607	1,462	28,145	2,385	2011	2000	143 West Franklin Avenue
Pinehurst, NC	-	290	2,690	484	290	3,174	1,085	2003	1998	17 Regional Dr.
Ponoka, AB	4,464	498	12,920	-	498	12,920	41	2014	2010	4004 40th Street Close
Princeton, NJ	-	1,730	30,888	1,150	1,775	31,992	2,752	2011	2001	155 Raymond Road
Parkville, MD	-	1,350	16,071	274	1,350	16,345	1,729	2011	1980	8710 Emge Road
Parkville, MD	-	791	11,186	2	791	11,189	1,223	2011	1972	8720 Emge Road
Parkville, MD	-	1,100	11,768	-	1,100	11,768	1,273	2011	1972	1801 Wentworth Road
Post Falls, ID	-	2,700	14,217	2,181	2,700	16,398	2,770	2007	2008	460 N. Garden Plaza Ct.
Port St. Joe, FL	-	370	2,055	-	370	2,055	1,060	2004	1982	220 9th St.
Pennsauken, NJ	-	900	10,780	179	900	10,959	1,297	2011	1985	5101 North Park Drive
Port St. Lucie, FL	-	8,700	47,230	5,882	8,700	53,112	6,406	2008	2010	10685 SW Stony Creek Way
Paso Robles, CA	-	1,770	8,630	693	1,770	9,323	3,150	2002	1998	1919 Creston Rd.
Pittsburgh, PA	-	1,750	8,572	115	1,750	8,687	2,390	2005	1998	100 Knoedler Rd.
Pottsville, PA	-	950	26,964	202	950	27,166	2,833	2011	1990	1000 Schuylkill Manor Road
Puyallup, WA	11,296	1,150	20,776	201	1,156	20,971	3,652	2010	1985	123 Fourth Ave. NW
Quakertown, PA	-	1,040	25,389	72	1,040	25,461	2,599	2011	1977	1020 South Main Street
Rochdale, MA	-	-	7,100	-	690	6,410	246	2013	1994	111 Huntoon Memorial Highway
Rockville, MD	-	-	16,398	10	-	16,408	1,237	2012	1986	9701 Medical Center Drive
Red Bank, NJ	-	1,050	21,275	267	1,050	21,542	1,877	2011	1997	One Hartford Dr.
Ridgely, TN	-	300	5,700	97	300	5,797	2,173	2001	1990	117 N. Main St.
Reidsville, NC	-	170	3,830	857	170	4,687	1,605	2002	1998	2931 Vance St.
Ridgewood, NJ	-	1,350	16,170	479	1,350	16,650	1,686	2011	1971	330 Franklin Turnpike
Reading, PA	-	980	19,906	102	980	20,008	2,073	2011	1994	5501 Perkiomen Ave
Ridgeland, MS	-	520	7,675	427	520	8,102	2,362	2003	1997	410 Orchard Park
Rogersville, TN	-	350	3,278	-	350	3,278	1,282	2003	1980	109 Hwy. 70 N.
Rehoboth Beach, DE	-	960	24,248	368	973	24,603	2,573	2010	1999	36101 Seaside Blvd
Rocky Hill, CT	-	1,090	6,710	1,500	1,090	8,210	2,281	2003	1996	60 Cold Spring Rd.
Rockville, CT	-	1,500	4,835	76	1,500	4,911	688	2011	1960	1253 Hartford Turnpike
Rockledge, FL	-	360	4,117	-	360	4,117	1,868	2001	1970	1775 Huntington Lane
Raleigh, NC	24,942	3,530	59,589	-	3,530	59,589	3,538	2012	2002	5301 Creedmoor Road
Raleigh, NC	-	2,580	16,837	-	2,580	16,837	1,092	2012	1988	7900 Creedmoor Road
Richmond, VA	-	-	12,000	-	250	11,750	440	2013	1989	2220 Edward Holland Drive
Romeoville, IL	-	1,895	-	-	1,895	-	-	2006	1900	Grand Haven Circle
Reno, NV	-	1,060	11,440	605	1,060	12,045	3,217	2004	1998	5165 Summit Ridge Road
Rohnert Park, CA	13,494	6,500	18,700	1,498	6,546	20,152	5,062	2005	1986	4855 Snyder Lane
Ruston, LA	-	710	9,790	-	710	9,790	970	2011	1988	1401 Ezelle St
Rugeley, England	-	2,399	12,958	-	2,399	12,958	513	2013	2010	Horse Fair
Rutland, VT	-	1,190	23,655	87	1,190	23,743	2,467	2011	1968	9 Haywood Avenue
Rockville Centre, NY	-	4,290	20,310	436	4,290	20,746	1,902	2011	2002	260 Maple Ave
Rockwood, TN	-	500	7,116	741	500	7,857	2,905	2001	1979	5580 Roane State Hwy.
Roswell, GA	7,759	1,107	9,627	793	1,114	10,413	7,337	1997	1999	655 Mansell Rd.
Sacramento, CA	10,125	940	14,781	96	952	14,865	2,588	2010	1978	6350 Riverside Blvd
Sanatoga, PA	-	980	30,695	37	980	30,733	3,082	2011	1993	225 Evergreen Road
San Angelo, TX	-	260	8,800	425	260	9,225	2,414	2004	1997	2695 Valleyview Blvd.
San Angelo, TX	-	1,050	24,689	-	1,050	24,689	330	2014	1999	6101 Grand Court Road
San Ramon, CA	8,827	2,430	17,488	52	2,435	17,535	2,918	2010	1989	18888 Bollinger Canyon Rd
South Bend, IN	-	670	17,770	-	670	17,770	41	2014	2014	52565 State Road 933
San Bernardino, CA	-	3,700	14,300	687	3,700	14,987	2,366	2008	1993	1760 W. 16th St.
South Boston, MA	-	385	2,002	5,218	385	7,220	3,154	1995	1961	804 E. Seventh St.
Salisbury, NC	-	370	5,697	168	370	5,865	1,848	2003	1997	2201 Statesville Blvd.
Scott Depot, WV	-	350	6,876	58	350	6,934	754	2011	1995	5 Rolling Meadows
Scranton, PA	-	440	17,618	-	440	17,618	62	2014	2005	2741 Blvd. Ave
Scranton, PA	-	320	12,150	-	320	12,150	43	2014	2013	2751 Boulevard Ave
St. Charles, MD	-	580	15,555	84	580	15,639	1,641	2011	1996	4140 Old Washington Highway
South Croydon, England	-	3,116	2,648	-	3,116	2,648	6	2014	1997	42-46 Bramley Hill
San Diego, CA	-	-	22,003	1,845	-	23,848	3,683	2008	1992	555 Washington St.
Seattle, WA	7,563	5,190	9,350	350	5,199	9,692	2,615	2010	1962	11501 15th Ave NE
Seattle, WA	7,055	3,420	15,555	138	3,420	15,693	2,938	2010	2000	2326 California Ave SW
Seattle, WA	-	2,630	10,257	36	2,630	10,293	2,019	2010	2003	4611 35th Ave SW
Seattle, WA	28,100	10,670	37,291	157	10,700	37,418	8,809	2010	2005	805 4th Ave N
Seaford, DE	-	720	14,029	53	720	14,082	1,539	2011	1977	1100 Norman Eskridge Highway
Seaford, DE	-	830	7,995	1,547	830	9,542	623	2012	1992	715 East King Street
Severna Park, MD	-	2,120	31,273	808	2,120	32,081	3,178	2011	1981	24 Truckhouse Road
Loxley, England	-	1,729	19,784	-	1,729	19,784	982	2013	2008	Loxley Road
Shillington, PA	-	1,020	19,569	956	1,020	20,525	2,084	2011	1964	500 E Philadelphia Ave
Shelbyville, KY	-	630	3,870	602	630	4,472	1,096	2005	1965	1871 Midland Trail
Shelton, WA	-	530	17,049	296	530	17,345	1,192	2012	1989	900 W Alpine Way
Shepherdstown, WV	-	250	13,806	14	250	13,819	1,391	2011	1990	80 Maddex Drive
Sherman, TX	0	700	5,221	-	700	5,221	1,131	2005	2006	1011 E. Pecan Grove Rd.
Shawnee, OK	-	80	1,400	-	80	1,400	706	1996	1995	3947 Kickapoo
Southbury, CT	-	1,860	23,613	958	1,860	24,571	2,381	2011	2001	655 Main St
Silvis, IL	-	880	16,420	139	880	16,559	1,914	2010	2005	1900 10th St.
Sissonville, WV	-	600	23,948	54	600	24,003	2,434	2011	1981	302 Cedar Ridge Road
Selbyville, DE	-	750	25,912	220	769	26,113	2,743	2010	2008	21111 Arrington Dr
Salem, OR	-	449	5,171	-	449	5,172	2,220	1999	1998	1355 Boone Rd. S.E.
Columbus, IN	-	530	6,710	-	530	6,710	2,217	2002	2001	2011 Chapa Dr.
Stamford, England	-	2,298	4,089	-	2,298	4,089	10	2014	1998	Priory Road
Somerset, MA	-	1,010	29,577	152	1,010	29,728	2,990	2011	1998	455 Brayton Avenue
Smithfield, NC	0	290	5,680	-	290	5,680	1,806	2003	1998	830 Berkshire Rd.
Smithfield, NC	-	360	8,220	-	360	8,220	29	2014	1999	250 Highway 210 West
San Antonio, TX	-	6,120	28,169	2,124	6,120	30,293	2,672	2010	2011	2702 Cembalo Blvd
San Antonio, TX	-	-	17,303	-	-	17,303	5,084	2007	2007	8902 Floyd Curl Dr.
Sonoma, CA	14,705	1,100	18,400	1,374	1,109	19,764	4,887	2005	1988	800 Oregon St.
Spring City, TN	-	420	6,085	3,210	420	9,295	3,120	2001	1987	331 Hinch St.
Springfield, IL	-	-	10,100	-	768	9,332	409	2013	2010	701 North Walnut Street
Springfield, IL	-	990	13,378	-	990	13,378	48	2014	2013	3089 Old Jacksonville Road
Spring House, PA	-	900	10,780	199	900	10,979	1,207	2011	1900	905 Penllyn Pike
Sparks, NV	-	3,700	46,526	-	3,700	46,526	6,862	2007	2009	275 Neighborhood Way
Spencer, WV	-	190	8,810	28	190	8,838	924	2011	1988	825 Summit Street
Spruce Pine, NC	-	240	8,340	-	240	8,340	31	2014	2012	13681 Highway 226 South
South Pittsburg, TN	-	430	5,628	-	430	5,628	1,901	2004	1979	201E. 10th St.
Shrewsbury, NJ	-	2,120	38,116	561	2,123	38,674	4,016	2010	2000	5 Meridian Way
Sarasota, FL	-	475	3,175	-	475	3,175	1,622	1996	1995	8450 McIntosh Rd.
Sarasota, FL	-	600	3,400	-	600	3,400	1,181	2004	1982	4602 Northgate Ct.
Sarasota, FL	-	3,360	19,140	-	3,360	19,140	1,673	2011	2006	6150 Edgelake Drive
Sarasota, FL	-	1,120	12,489	107	1,120	12,595	800	2012	1999	2290 Cattlemen Road
Sarasota, FL	-	950	8,825	535	950	9,360	573	2012	1998	3221 Fruitville Road
Sarasota, FL	-	880	9,854	182	880	10,036	660	2012	1990	3749 Sarasota Square Boulevard
Sand Springs, OK	6,624	910	19,654	-	910	19,654	1,288	2012	2002	4402 South 129th Avenue West
Silver Spring, MD	-	1,250	7,278	268	1,250	7,547	575	2012	1952	2101 Fairland Road
Silver Spring, MD	-	1,150	9,252	104	1,150	9,356	690	2012	1968	12325 New Hampshire
Sisterville, WV	-	200	5,400	242	200	5,642	625	2011	1986	201 Wood Street
Stanwood, WA	-	2,260	28,474	277	2,283	28,728	5,110	2010	1998	7212 265th St NW
Sittingbourne, England	-	1,714	8,256	-	1,714	8,256	18	2014	1997	200 London Road
St. Louis, MO	-	1,890	12,165	131	1,890	12,297	1,378	2010	1963	6543 Chippewa St
Stroudsburg, PA	-	340	16,321	-	340	16,321	59	2014	2011	370 Whitestone Corner Road
Stockton, CA	2,914	2,280	5,983	285	2,372	6,176	1,273	2010	1988	6725 Inglewood
Statesville, NC	-	150	1,447	266	150	1,713	584	2003	1990	2441 E. Broad St.
Statesville, NC	-	310	6,183	8	310	6,191	1,904	2003	1996	2806 Peachtree Place
Statesville, NC	-	140	3,627	-	140	3,627	1,146	2003	1999	2814 Peachtree Rd.
Superior, WI	-	1,020	13,735	79	1,020	13,814	761	2009	2010	1915 North 34th Street
Summit, NJ	-	3,080	14,152	-	3,080	14,152	1,449	2011	2001	41 Springfield Avenue
Seven Fields, PA	-	484	4,663	60	484	4,722	2,033	1999	1999	500 Seven Fields Blvd.
Swanton, OH	-	330	6,370	-	330	6,370	1,876	2004	1950	401 W. Airport Hwy.
Stillwater, OK	-	80	1,400	-	80	1,400	708	1995	1995	1616 McElroy Rd.
Thomasville, GA	-	530	13,899	436	530	14,335	1,304	2011	2006	423 Covington Avenue
Takoma Park, MD	-	1,300	10,136	-	1,300	10,136	762	2012	1962	7525 Carroll Avenue
Tomball, TX	-	1,050	13,300	671	1,050	13,971	1,357	2011	2001	1221 Graham Dr
Toms River, NJ	-	1,610	34,627	594	1,672	35,159	3,685	2010	2005	1587 Old Freehold Rd
Topeka, KS	-	260	12,712	-	260	12,712	860	2012	2011	1931 Southwest Arvonia Place
Trumbull, CT	-	4,440	43,384	-	4,440	43,384	4,239	2011	2001	6949 Main Street
Troy, OH	-	200	2,000	4,254	200	6,254	1,504	1997	1997	81 S. Stanfield Rd.
Troy, OH	-	470	16,730	-	470	16,730	4,744	2004	1971	512 Crescent Drive
Tulsa, OK	-	1,390	7,110	462	1,390	7,572	1,011	2010	1998	7220 S. Yale Ave.
Tulsa, OK	-	1,320	10,087	-	1,320	10,087	641	2011	2012	7902 South Mingo Road East
The Villages, FL	-	1,035	7,446	-	1,035	7,446	205	2013	2014	2450 Parr Drive
Towson, MD	-	1,180	13,280	194	1,180	13,475	1,434	2011	1973	7700 York Road
Texarkana, TX	-	192	1,403	-	192	1,403	683	1996	1996	4204 Moores Lane
Tyler, TX	0	650	5,268	-	650	5,268	1,081	2006	2007	5550 Old Jacksonville Hwy.
Uhrichsville, OH	-	24	6,716	-	24	6,716	1,690	2006	1977	5166 Spanson Drive S.E.
Uniontown, PA	-	310	6,817	84	310	6,901	738	2011	1964	75 Hikle Street
Vacaville, CA	13,876	900	17,100	1,417	900	18,517	4,650	2005	1987	799 Yellowstone Dr.
Vancouver, WA	11,632	1,820	19,042	99	1,821	19,140	3,375	2010	2006	10011 NE 118th Ave
Virginia Beach, VA	-	1,540	22,605	-	1,540	22,605	80	2014	1993	5520 Indian River Rd
Vallejo, CA	13,892	4,000	18,000	1,841	4,030	19,812	4,970	2005	1989	350 Locust Dr.
Vallejo, CA	7,361	2,330	15,407	152	2,330	15,559	2,930	2010	1990	2261 Tuolumne
Valparaiso, IN	-	112	2,558	-	112	2,558	967	2001	1998	2601 Valparaiso St.
Valparaiso, IN	-	108	2,962	-	108	2,962	1,098	2001	1999	2501 Valparaiso St.
Valley Falls, RI	-	1,080	7,433	10	1,080	7,443	808	2011	1975	100 Chambers Street
Venice, FL	-	500	6,000	-	500	6,000	1,837	2004	1987	1240 Pinebrook Rd.
Venice, FL	-	1,150	10,674	-	1,150	10,674	1,509	2008	2009	1600 Center Rd.
Vero Beach, FL	-	263	3,187	-	263	3,187	1,170	2001	1999	420 4th Ct.
Vero Beach, FL	-	297	3,263	-	297	3,263	1,209	2001	1996	410 4th Ct.
Vero Beach, FL	-	2,930	40,070	14,729	2,930	54,799	9,214	2007	2003	7955 16th Manor
Voorhees, NJ	-	1,800	37,299	559	1,800	37,858	3,898	2011	1965	2601 Evesham Road
Voorhees, NJ	-	1,900	26,040	893	1,900	26,934	2,765	2011	1985	3001 Evesham Road
Voorhees, NJ	-	3,100	25,950	-	3,100	25,950	1,450	2011	2013	113 South Route 73
Voorhees, NJ	-	3,700	24,312	-	3,700	24,312	906	2012	2013	311 Route 73
Wabash, IN	-	670	14,596	-	670	14,596	56	2014	2013	20 John Kissinger Drive
Wallingford, CT	-	490	1,210	59	490	1,269	223	2011	1962	35 Marc Drive
Warren, NJ	-	2,000	30,810	391	2,000	31,202	2,690	2011	1999	274 King George Rd
Pewaukee, WI	-	4,700	20,669	-	4,700	20,669	5,342	2007	2007	2400 Golf Rd.
Warwick, RI	-	1,530	18,564	170	1,530	18,734	1,984	2011	1963	660 Commonwealth Avenue
Webster Groves, MO	-	1,790	15,425	-	1,790	15,425	958	2011	2012	45 E Lockwood Avenue
Webster, NY	-	800	8,968	36	800	9,004	538	2012	2001	100 Kidd Castle Way
Webster, NY	-	1,300	21,127	9	1,300	21,136	1,214	2012	2001	200 Kidd Castle Way
Wichita Falls, TX	-	1,070	26,167	-	1,070	26,167	347	2014	1998	3908 Kell W Boulevard
Waconia, MN	-	890	14,726	4,495	890	19,221	1,555	2011	2005	500 Cherry Street
Windsor, CT	-	2,250	8,539	1,842	2,250	10,382	1,141	2011	1969	One Emerson Drive
Windsor, CT	-	1,800	600	944	1,800	1,544	247	2011	1974	One Emerson Drive
West Bend, WI	-	620	17,790	38	620	17,828	1,417	2010	2011	2130 Continental Dr
West Chester, PA	-	1,350	29,237	122	1,350	29,359	3,026	2011	1974	800 West Miner Street
West Chester, PA	-	3,290	42,258	595	3,290	42,852	3,124	2012	2000	1615 East Boot Road
West Chester, PA	-	600	11,894	5	600	11,899	888	2012	2002	1615 East Boot Road
Westfield, IN	-	890	15,972	-	890	15,972	60	2014	2013	937 E. 186th Street
Westlake, OH	-	1,330	17,926	-	1,330	17,926	6,500	2001	1985	27601 Westchester Pkwy.
Winter Garden, FL	-	1,350	7,937	-	1,350	7,937	435	2012	2013	720 Roper Road
Wilmington, DE	-	800	9,494	57	800	9,551	1,057	2011	1970	810 S Broom Street
Wareham, MA	-	875	10,313	1,701	875	12,014	4,384	2002	1989	50 Indian Neck Rd.
Whittier, CA	10,830	4,470	22,151	301	4,483	22,439	5,393	2010	1988	13250 E Philadelphia St
Wilkes-Barre, PA	-	610	13,842	119	610	13,961	1,492	2011	1986	440 North River Street
Wilkes-Barre, PA	-	570	2,301	44	570	2,345	393	2011	1992	300 Courtright Street
Waukee, IA	-	1,870	31,878	1,075	1,870	32,953	1,971	2012	2007	1650 SE Holiday Crest Circle
Wake Forest, NC	-	200	3,003	1,742	200	4,745	1,863	1998	1999	611 S. Brooks St.
Walkersville, MD	-	1,650	15,103	-	1,650	15,103	1,107	2012	1997	56 West Frederick Street
Willard, OH	-	730	6,447	-	730	6,447	478	2011	2012	1100 Neal Zick
Wall, NJ	-	1,650	25,350	1,958	1,690	27,268	2,236	2011	2003	2021 Highway 35
Williamsport, PA	-	300	4,946	373	300	5,319	577	2011	1991	1251 Rural Avenue
Williamsport, PA	-	620	8,487	438	620	8,925	1,011	2011	1988	1201 Rural Avenue
Wilmington, NC	-	210	2,991	-	210	2,991	1,278	1999	1999	3501 Converse Dr.
Wilmington, NC	-	400	15,363	-	400	15,363	57	2014	2012	3828 Independence Blvd
Wilmington, NC	-	610	6,575	-	610	6,575	29	2014	2011	3915 Stedwick Ct
Wolverhampton, England	-	1,986	8,432	-	1,986	8,432	320	2013	2011	378 Prestonwood Road
Westmoreland, TN	-	330	1,822	2,640	330	4,462	1,736	2001	1994	1559 New Hwy. 52
Williamstown, KY	-	70	6,430	-	70	6,430	1,804	2005	1987	201 Kimberly Lane
Winter Haven, FL	-	710	10,038	-	710	10,038	141	2014	1979	650 North Lake Howard Drive
Boonville, IN	-	190	5,510	-	190	5,510	1,948	2002	2000	1325 N. Rockport Rd.
Weston Super Mare, England	-	3,178	8,908	-	3,178	8,908	335	2013	2011	141b Milton Road
Worcester, MA	-	3,500	54,099	-	3,500	54,099	7,241	2007	2009	101 Barry Road
Worcester, MA	-	2,300	9,060	-	2,300	9,060	1,598	2008	1993	378 Plantation St.
Westford, MA	-	920	13,829	206	920	14,034	1,497	2011	1993	3 Park Drive
Westfield, NJ	-	2,270	16,589	497	2,270	17,086	1,921	2011	1970	1515 Lamberts Mill Road
Winston-Salem, NC	-	360	2,514	459	360	2,973	979	2003	1996	2980 Reynolda Rd.
Westerville, OH	-	740	8,287	3,105	740	11,392	7,518	1998	2001	690 Cooper Rd.
Wichita, KS	-	1,400	11,000	-	1,400	11,000	3,066	2006	1997	505 North Maize Road
Wichita, KS	-	1,760	19,007	-	1,760	19,007	1,518	2011	2012	10604 E 13th Street North
Wichita, KS	13,594	630	19,747	-	630	19,747	1,281	2012	2009	2050 North Webb Road
Weatherford, TX	-	660	5,261	-	660	5,261	1,088	2006	2007	1818 Martin Drive
Watchung, NJ	-	1,920	24,880	633	1,967	25,466	2,168	2011	2000	680 Mountain Boulevard
Wetaskiwin, AB	-	401	24,015	-	401	24,015	77	2014	2005	5430-37 A Avenue
White Lake, MI	10,231	2,920	20,179	92	2,920	20,271	2,256	2010	2000	935 Union Lake Rd
West Orange, NJ	-	2,280	10,687	182	2,280	10,869	1,247	2011	1963	20 Summit Street
Willow Grove, PA	-	1,300	14,736	109	1,300	14,845	1,654	2011	1905	1113 North Easton Road
Witherwack, England	-	1,192	8,731	-	1,192	8,731	328	2013	2009	Whitchurch Road
West Worthington, OH	-	510	5,090	-	510	5,090	1,330	2006	1980	111 Lazelle Rd., E.
Westworth Village, TX	-	2,060	31,296	-	2,060	31,296	69	2014	2014	25 Leonard Trail
Waxahachie, TX	-	650	5,763	-	650	5,763	1,045	2007	2008	1329 Brown St.
Wyncote, PA	-	2,700	22,244	148	2,700	22,392	2,372	2011	1960	1245 Church Road
Wyncote, PA	-	1,610	21,256	214	1,610	21,470	2,170	2011	1962	8100 Washington Lane
Wyncote, PA	-	900	7,811	32	900	7,843	827	2011	1889	240 Barker Road
Youngsville, NC	-	380	10,694	-	380	10,694	38	2014	2013	100 Sunset Drive
York, England	-	3,739	10,437	-	3,739	10,437	24	2014	2006	Rosetta Way, Boroughbridge Road
Zionsville, IN	-	1,610	22,400	1,691	1,610	24,091	2,636	2010	2009	11755 N Michigan Rd

Seniors Housing Triple-Net Total	$593,414	$900,397	$9,683,752	$365,636	$912,535	$10,037,249	$1,262,419

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors housing operating:
Albuquerque, NM	$5,386	$1,270	$20,837	$1,113	$1,275	$21,945	$3,753	2010	1984	500 Paisano St NE
Acton, MA	-	-	31,346	443	3	31,786	2,441	2013	2000	10 Devon Drive
Agawam, MA	6,560	880	10,044	253	896	10,281	1,747	2011	1996	153 Cardinal Drive
Alhambra, CA	(0)	600	6,305	841	600	7,146	920	2011	1923	1118 N. Stoneman Ave.
Arlington, TX	21,858	1,660	37,395	493	1,660	37,888	5,390	2012	2000	1250 West Pioneer Parkway
Arnprior, ON	747	940	6,771	570	940	7,341	897	2013	1991	15 Arthur Street
Atlanta, GA	-	2,100	20,603	-	2,100	20,603	1,240	2014	2000	1000 Lenox Park Blvd NE
Atlanta, GA	-	-	-	-	-	-	-	2014	2007	650 Phipps Boulevard NE
Austin, TX	-	1,560	21,413	-	1,560	21,413	117	2014	2013	11330 Farrah Lane
Avon, CT	19,313	1,550	30,571	1,211	1,580	31,753	6,425	2011	1998	101 Bickford Extension
Azusa, CA	-	570	3,141	6,356	570	9,497	2,076	1998	1953	125 W. Sierra Madre Ave.
Bagshot, England	-	6,263	37,667	-	6,263	37,667	4,873	2012	2009	14 - 16 London Road
Bassett, England	-	6,154	39,867	-	6,154	39,867	4,737	2013	2006	111 Burgess Road
Beaconsfield, England	-	7,028	64,242	-	7,028	64,242	6,435	2013	2009	30-34 Station Road
Bedford, NH	-	-	-	33,076	2,527	30,549	2,591	2011	2012	5 Corporate Drive
Beaconsfield, QC	-	1,335	20,797	-	1,335	20,797	3,364	2013	2008	505 Elm Avenue
Buffalo Grove, IL	-	2,850	49,129	286	2,850	49,415	5,301	2012	2003	500 McHenry Road
Burlington, ON	16,014	1,559	22,733	-	1,559	22,733	2,785	2013	1990	500 Appleby Line
Burlington, MA	-	2,443	34,354	476	2,522	34,752	4,030	2013	2005	24 Mall Road
Borehamwood, England	-	7,074	41,060	10,953	6,778	52,310	5,087	2012	2003	Edgwarebury Lane
Buckingham, England	-	3,762	17,455	-	3,762	17,455	-	2014	1883	Church Street
Basking Ridge, NJ	-	2,356	37,710	355	2,356	38,065	3,839	2013	2002	404 King George Road
Bloomfield Hills, MI	-	2,000	35,662	319	2,000	35,980	3,640	2013	2009	6790 Telegraph Road
Broomfield, CO	-	4,140	44,547	9,035	6,804	50,918	5,177	2013	2009	400 Summit Blvd
Birmingham, England	-	5	26,540	-	5	26,540	3,072	2013	2006	5 Church Road, Edgbaston
Belmont, CA	-	3,000	23,526	1,091	3,000	24,616	3,967	2011	1971	1301 Ralston Avenue
Belmont, CA	-	-	35,300	541	-	35,841	3,975	2013	2002	1010 Alameda de Las Pulgas
Chula Vista, CA	-	2,072	22,163	421	2,072	22,584	2,273	2013	2003	3302 Bonita Road
Boulder, CO	-	2,994	27,458	783	2,994	28,242	3,971	2013	2003	3955 28th Street
Braintree, MA	21,377	-	41,290	382	36	41,636	4,566	2013	2007	618 Granite Street
Burbank, CA	-	4,940	43,466	424	4,940	43,891	5,946	2012	2002	455 E. Angeleno Avenue
Brantford, ON	-	-	-	-	-	-	0	2012	1986	436 Powerline Road
Brighton, MA	10,529	2,100	14,616	437	2,109	15,044	2,606	2011	1995	50 Sutherland Road
Brookfield, CT	19,681	2,250	30,180	620	2,262	30,788	5,350	2011	1999	246A Federal Road
Basingstoke, England	-	4,318	24,006	-	4,318	24,006	331	2014	2012	Grove Road
Banstead, England	-	8,781	54,836	13,313	8,437	68,494	7,095	2012	2005	Croydon Lane
Bethesda, MD	-	-	45,309	390	-	45,698	4,807	2013	2009	8300 Burdett Road
Bethesda, MD	-	-	-	45	-	45	4	2013	2009	8300 Burdett Road
Bethesda, MD	-	-	-	101	-	101	4	2013	2009	8300 Burdett Road
Baton Rouge, LA	9,498	790	29,436	124	801	29,549	2,960	2013	2009	9351 Siegen Lane
Bellevue, WA	-	2,800	19,004	824	2,800	19,828	2,714	2013	1998	15928 NE 8th Street
Blainville, QC	-	2,478	10,568	-	2,478	10,568	2,091	2013	2008	50 des Chateaux Boulevard
Calgary, AB	15,644	2,685	44,195	-	2,685	44,195	5,750	2013	2003	20 Promenade Way SE
Calgary, AB	18,011	3,319	48,797	-	3,319	48,797	5,883	2013	1998	80 Edenwold Drive NW
Calgary, AB	14,214	3,709	46,309	-	3,709	46,309	5,481	2013	1998	150 Scotia Landing NW
Calgary, AB	22,412	4,033	34,305	-	4,033	34,305	2,862	2013	1989	9229 16th Street SW
Carol Stream, IL	-	1,730	55,048	795	1,730	55,844	6,767	2012	2001	545 Belmont Lane
Camberley, England	-	-	(19)	-	-	(19)	(22)	2014	1957	Fernhill Road
Camberley, England	0	2,804	6,092	-	2,804	6,092	103	2014	1957	Fernhill Road
Church Crookham, England	-	3,271	17,962	-	3,271	17,962	1,129	2014	2014	Bourley Road
Chicoutimi, QC	-	-	-	-	-	-	(0)	2012	1989	1901 Des Roitelets Street
Chicoutimi, QC	-	-	-	-	-	-	0	2012	1991	220 Don-Bosco Street
Cardiff, England	-	4,020	15,610	-	4,020	15,610	2,417	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	40,364	5,880	64,711	449	5,880	65,160	8,773	2011	2009	3535 Manchester Avenue
Chesterfield, MO	-	1,857	48,366	353	1,857	48,720	4,388	2013	2001	1880 Clarkson Road
North Chelmsford, MA	11,956	880	18,478	524	890	18,993	2,737	2011	1998	2 Technology Drive
Crystal Lake, IL	-	875	12,461	757	875	13,217	1,736	2013	2001	751 E Terra Cotta Avenue
Calabasas, CA	-	-	6,438	139	-	6,577	2,422	2013	1972	25100 Calabasas Road
Claremont, CA	-	2,430	9,928	352	2,438	10,271	1,287	2013	2001	2053 North Towne Avenue
Concord, NH	13,550	720	21,164	399	741	21,542	2,914	2011	2001	300 Pleasant Street
Cohasset, MA	-	2,485	26,147	891	2,485	27,038	2,824	2013	1998	125 King Street (Rt 3A)
Cornwall, ON	-	-	-	-	-	-	(0)	2012	1967	801 4th Street East
Coquitlam, BC	12,906	3,623	28,904	-	3,623	28,904	4,057	2013	1990	1142 Dufferin Street
Cary, NC	-	740	45,240	162	740	45,402	3,638	2013	2009	1206 West Chatham Street
Colorado Springs, CO	-	800	14,756	635	800	15,391	1,412	2013	2001	2105 University Park Boulevard
Costa Mesa, CA	-	2,050	19,969	247	2,050	20,216	3,319	2011	1965	350 West Bay St
Centerville, MA	-	1,300	27,357	372	1,301	27,728	3,891	2011	1998	22 Richardson Road
Chorleywood, England	-	7,094	53,317	-	7,094	53,317	6,035	2013	2007	High View, Rickmansworth Road
Dallas, TX	-	1,080	9,655	352	1,080	10,007	1,507	2011	1997	3611 Dickason Avenue
Danvers, MA	9,503	1,120	14,557	467	1,129	15,015	2,326	2011	2000	1 Veronica Drive
Davenport, IA	-	1,403	35,893	2,334	1,444	38,186	5,548	2006	2009	4500 Elmore Ave.
Dollard-Des-Ormeaux, QC	-	2,328	17,169	-	2,328	17,169	3,423	2013	2008	4377 St. Jean Blvd
Decatur, GA	-	1,932	27,523	534	1,932	28,057	3,411	2013	1998	920 Clairemont Avenue
Dix Hills, NY	-	3,808	39,014	328	3,808	39,342	4,345	2013	2003	337 Deer Park Road
Drummondville, QC	-	-	-	-	-	-	(0)	2012	1986	540 Brouillard Street
Dresher, PA	7,358	1,900	10,664	409	1,900	11,073	2,162	2013	2006	1650 Susquehanna Road
Dublin, OH	18,178	1,680	43,423	3,828	1,724	47,207	7,701	2010	1990	6470 Post Rd
Denver, CO	12,745	1,450	19,389	625	1,455	20,010	2,293	2012	1997	4901 South Monaco Street
Denver, CO	-	2,910	35,838	489	2,930	36,307	4,926	2012	2007	8101 E Mississippi Avenue
Eastbourne, England	-	5,219	42,277	-	5,219	42,277	4,700	2013	2008	6 Upper Kings Drive
Encino, CA	-	5,040	46,255	567	5,040	46,821	5,911	2012	2003	15451 Ventura Boulevard
Edgewater, NJ	-	4,561	25,047	779	4,561	25,826	2,889	2013	2000	351 River Road
Edison, NJ	-	1,892	32,314	726	1,892	33,040	5,771	2013	1996	1801 Oak Tree Road
Edmonton, AB	11,604	1,775	35,348	-	1,775	35,348	4,643	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	14,893	2,460	43,842	-	2,460	43,842	6,049	2013	1968	10015 103rd Avenue NW
East Meadow, NY	-	69	45,991	138	82	46,116	4,972	2013	2002	1555 Glen Curtiss Boulevard
Encinitas, CA	-	1,460	7,721	641	1,460	8,362	3,454	2000	1988	335 Saxony Rd.
Escondido, CA	12,482	1,520	24,024	909	1,520	24,933	3,978	2011	1987	1500 Borden Rd
Esher, England	-	7,275	60,625	-	7,275	60,625	5,634	2013	2006	42 Copsem Lane
East Setauket, NY	-	4,920	37,354	369	4,929	37,713	3,975	2013	2002	1 Sunrise Drive
East Haven, CT	22,869	2,660	35,533	1,298	2,681	36,810	7,840	2011	2000	111 South Shore Drive
Fairfield, NJ	-	3,120	43,868	620	3,127	44,480	4,807	2013	1998	47 Greenbrook Road
Fairfax, VA	-	19	2,678	43	19	2,720	503	2013	1991	9207 Arlington Boulevard
Franklin, MA	14,129	2,430	30,597	446	2,442	31,032	2,674	2013	1999	4 Forge Hill Road
Flossmoor, IL	-	1,292	9,496	672	1,292	10,169	1,467	2013	2000	19715 Governors Highway
Fareham, England	-	4,300	22,743	-	4,300	22,743	468	2014	2012	Redlands Lane
Frome, England	-	3,435	18,756	-	3,435	18,756	311	2014	2012	Welshmill Lane
Fullerton, CA	12,999	1,964	19,989	307	1,964	20,296	2,328	2013	2008	2226 North Euclid Street
Fort Worth, TX	-	2,080	27,888	850	2,082	28,736	4,607	2012	2001	2151 Green Oaks Road
Gahanna, OH	-	772	11,214	948	779	12,155	1,043	2013	1998	775 East Johnstown Road
Guildford, England	-	6,769	71,005	-	6,769	71,005	6,885	2013	2006	Astolat Way, Peasmarsh
Gilroy, CA	-	760	13,880	24,144	1,539	37,245	6,994	2006	2007	7610 Isabella Way
Gilbert, AZ	16,589	2,160	28,246	236	2,160	28,482	4,232	2013	2008	580 S. Gilbert Road
Glen Cove, NY	-	4,594	35,236	992	4,594	36,228	4,949	2013	1998	39 Forest Avenue
Glenview, IL	-	2,090	69,288	848	2,090	70,136	8,258	2012	2001	2200 Golf Road
Green Valley, AZ	-	-	0	-	-	0	0	2014	2000	500 W Camino Encanto
Grosse Pointe Woods, MI	-	950	13,662	136	950	13,798	1,272	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	-	1,430	31,777	300	1,430	32,078	3,000	2013	2005	21260 Mack Avenue
Gatineau, QC	-	-	-	-	-	-	(0)	2012	2007	250 St. Raymond Boulevard
Guelph, ON	-	-	-	-	-	-	(0)	2012	2005	1691 Gordon Street
Gurnee, IL	-	890	27,931	730	890	28,662	2,432	2013	2002	500 North Hunt Club Road
Golden Valley, MN	20,093	1,520	33,513	393	1,520	33,906	3,263	2013	2005	4950 Olson Memorial Highway
Holbrook, NY	-	3,957	35,337	262	3,957	35,599	3,730	2013	2001	320 Patchogue Holbrook Road
Highland Park, IL	-	2,250	25,313	232	2,259	25,536	3,531	2013	2005	1601 Green Bay Road
Huntington Beach, CA	-	3,808	31,172	508	3,810	31,678	4,417	2013	2004	7401 Yorktown Avenue
Altrincham, England	-	5,685	29,221	2,045	5,347	31,604	3,580	2012	2009	295 Hale Road
Horley, England	-	2,944	15,379	-	2,944	15,379	817	2014	2014	Court Lodge Road
Hamden, CT	15,389	1,460	24,093	724	1,487	24,789	4,423	2011	1999	35 Hamden Hills Drive
Hampshire, England	-	5,268	32,516	-	5,268	32,516	3,356	2013	2006	22-26 Church Road
Henderson, NV	-	880	29,809	90	880	29,899	3,253	2011	2009	1935 Paseo Verde Parkway
Henderson, NV	5,777	1,190	11,600	312	1,202	11,900	2,314	2013	2008	1555 West Horizon Ridge Parkway
Houston, TX	-	3,830	55,674	4,074	3,830	59,749	8,533	2012	1998	2929 West Holcombe Boulevard
Houston, TX	17,923	1,040	31,965	5,231	1,040	37,196	4,054	2012	1999	505 Bering Drive
Houston, TX	7,719	960	27,598	1,244	960	28,842	4,278	2011	1995	10225 Cypresswood Dr
Hove, England	-	1,717	8,430	-	1,717	8,430	273	2014	1987	Furze Hill
Irving, TX	-	1,030	6,823	767	1,030	7,590	1,482	2007	1999	8855 West Valley Ranch Parkway
Johns Creek, GA	-	1,580	23,285	113	1,580	23,398	2,563	2013	2009	11405 Medlock Bridge Road
Jonquière, QC	-	-	-	-	-	-	(0)	2012	1990	3978 Harvey Boulevard
Kennebunk, ME	-	2,700	30,204	1,705	2,973	31,636	4,969	2013	2006	One Huntington Common Drive
Kitchener, ON	-	761	2,990	-	761	2,990	492	2013	1979	164 - 168 Ferfus Avenue
Kitchener, ON	5,683	1,348	11,779	-	1,348	11,779	1,577	2013	1988	20 Fieldgate Street
Kitchener, ON	4,330	1,302	8,475	-	1,302	8,475	1,680	2013	1964	290 Queen Street South
Kelowna, BC	7,291	3,205	15,981	-	3,205	15,981	2,659	2013	1999	863 Leon Avenue
Cincinnati, OH	-	2,060	109,388	4,202	2,060	113,590	12,750	2007	2010	5445 Kenwood Road
Kingsville, ON	-	-	-	-	-	-	(0)	2012	1990	240 Main Street East
Kanata, ON	-	1,955	36,314	-	1,955	36,314	5,428	2012	2005	70 Stonehaven Drive
Kingwood, TX	3,087	480	9,777	309	480	10,086	1,493	2011	1999	22955 Eastex Freeway
Solihull, England	-	6,402	54,129	-	6,402	54,129	6,457	2012	2009	1270 Warwick Road
Kansas City, MO	-	1,820	34,898	3,095	1,845	37,968	6,273	2010	1980	12100 Wornall Road
Kansas City, MO	6,530	1,930	39,997	2,555	1,963	42,519	7,711	2010	1986	6500 North Cosby Ave
Kirkland, WA	24,600	3,450	38,709	321	3,454	39,026	4,870	2011	2009	14 Main Street South
London, England	-	3,941	12,591	-	3,941	12,591	-	2014	2012	71 Hatch Lane
Leawood, KS	15,886	2,490	32,493	695	5,617	30,061	4,718	2012	1999	4400 West 115th Street
Lenexa, KS	9,925	826	26,251	275	826	26,527	3,086	2013	2006	15055 West 87th Street Parkway
Lafayette Hill, PA	-	1,750	11,848	1,164	1,789	12,973	2,004	2013	1998	429 Ridge Pike
Longueuil, QC	-	-	-	-	-	-	0	2012	1986	3460 Chambly Road
Lincroft, NJ	-	9	19,958	622	9	20,580	2,090	2013	2002	734 Newman Springs Road
Lombard, IL	17,168	2,130	59,943	215	2,130	60,158	5,310	2013	2009	2210 Fountain Square Dr
London, ON	-	-	-	-	-	-	(0)	2012	2010	609 Wharncliff Road South
Langley, BC	-	-	-	-	-	-	0	2012	2005	6676 203rd Street
Los Angeles, CA	-	-	11,430	996	-	12,426	1,824	2008	1971	330 North Hayworth Avenue
Los Angeles, CA	65,431	-	114,438	782	-	115,219	16,608	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	-	3,540	19,007	503	3,540	19,510	2,292	2012	2001	2051 N. Highland Avenue
Louisville, KY	-	2,420	20,816	372	2,420	21,188	2,743	2012	1999	4600 Bowling Boulevard
Louisville, KY	11,351	1,600	20,326	161	1,600	20,487	2,719	2013	2010	6700 Overlook Drive
La Palma, CA	-	2,950	16,591	311	2,950	16,902	1,860	2013	2003	5321 La Palma Avenue
Lawrenceville, GA	16,177	1,500	29,003	208	1,508	29,202	3,241	2013	2008	1375 Webb Gin House Road
Lynnfield, MA	-	3,165	45,200	942	3,165	46,142	4,927	2013	2006	55 Salem Street
Mansfield, MA	28,326	3,320	57,011	1,863	3,395	58,798	10,606	2011	1998	25 Cobb Street
Mansfield, MA	-	-	-	-	0	-	-	2011	1998	25 Cobb Street
Mobberley, England	-	6,497	33,425	-	6,497	33,425	5,408	2013	2007	Barclay Park, Hall Lane
Marlboro, NJ	-	2,222	14,888	366	2,222	15,254	1,860	2013	2002	3A South Main Street
Meriden, CT	9,381	1,500	14,874	510	1,525	15,360	3,612	2011	2001	511 Kensington Avenue
Metairie, LA	13,456	725	27,708	254	725	27,962	2,596	2013	2009	3732 West Esplanade Ave. S
Milford, CT	11,527	3,210	17,364	838	3,210	18,202	3,589	2011	1999	77 Plains Road
Middletown, CT	15,451	1,430	24,242	554	1,439	24,786	4,604	2011	1999	645 Saybrook Road
Middletown, RI	16,432	2,480	24,628	1,060	2,495	25,672	4,573	2011	1998	303 Valley Road
Moose Jaw, SK	3,344	692	15,150	-	692	15,150	1,980	2013	2001	425 4th Avenue NW
Markham, ON	19,991	4,446	57,556	-	4,446	57,556	7,645	2013	1981	7700 Bayview Avenue
Memphis, TN	-	1,800	17,744	525	1,800	18,269	3,227	2012	1999	6605 Quail Hollow Road
Mississauga, ON	11,074	1,909	21,371	-	1,909	21,371	2,755	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	3,727	1,121	5,308	29	1,025	5,432	675	2013	1978	3051 Constitution Boulevard
Minnetonka, MN	14,462	2,080	24,360	625	2,131	24,935	3,106	2012	1999	500 Carlson Parkway
Minnetonka, MN	16,532	920	29,344	233	920	29,577	2,664	2013	2006	18605 Old Excelsior Blvd.
Montreal, QC	-	-	-	-	-	-	0	2012	2007	3000 Notre Dame Street
Monterey, CA	-	6,440	29,101	318	6,440	29,419	3,190	2013	2009	1110 Cass St.
Montgomery Village, MD	-	3,530	18,246	1,421	3,544	19,653	3,819	2013	1993	19310 Club House Road
Malvern, PA	-	1,651	17,194	996	1,653	18,188	3,163	2013	1998	324 Lancaster Avenue
Mystic, CT	11,527	1,400	18,274	541	1,427	18,787	3,139	2011	2001	20 Academy Lane Mystic
North Andover, MA	22,685	1,960	34,976	748	1,983	35,702	5,781	2011	1995	700 Chickering Road
Newton, MA	27,958	2,250	43,614	370	2,260	43,975	6,946	2011	1996	2300 Washington Street
Newton, MA	16,177	2,500	30,681	1,549	2,507	32,223	5,458	2011	1996	280 Newtonville Avenue
Newton, MA	-	3,360	25,099	888	3,376	25,971	4,715	2011	1994	430 Centre Street
Niantic, CT	-	1,320	25,986	4,022	1,331	29,997	3,789	2011	2001	417 Main Street
Newmarket, ON	-	-	-	-	-	-	(0)	2012	1990	197 Prospect Street
Naperville, IL	-	1,540	28,204	390	1,540	28,594	3,322	2013	2002	535 West Ogden Avenue
Nashville, TN	-	3,900	35,788	493	3,900	36,281	5,856	2012	1999	4206 Stammer Place
Newtown Square, PA	-	1,930	14,420	394	1,941	14,803	2,772	2013	2004	333 S. Newtown Street Rd.
North Tustin, CA	-	2,880	18,059	201	2,880	18,260	1,514	2013	2000	12291 Newport Avenue
Newmarket, England	-	5,141	13,478	-	5,141	13,478	80	2014	2011	Jeddah Way
Oakland, CA	-	3,877	47,508	701	3,877	48,208	5,383	2013	1999	11889 Skyline Boulevard
Oshawa, ON	4,005	1,002	8,895	-	1,002	8,895	1,250	2013	1991	649 King Street East
Oakton, VA	-	2,250	37,576	1,137	2,252	38,710	3,902	2013	1997	2863 Hunter Mill Road
Oak Park, IL	-	1,250	40,383	422	1,250	40,806	5,100	2012	2004	1035 Madison Street
Oakville, ON	1,819	1,622	8,357	10	1,494	8,494	1,156	2013	1982	289 and 299 Randall Street
Oakville, ON	12,660	2,539	35,287	-	2,539	35,287	5,000	2013	1994	25 Lakeshore Road West
Oakville, ON	6,596	1,516	16,093	-	1,516	16,093	1,759	2013	1988	345 Church Street
Oceanside, CA	12,714	2,160	18,352	811	2,193	19,130	3,363	2011	2005	3500 Lake Boulevard
Ottawa, ON	-	-	-	-	-	-	0	2012	1983	1344 Belcourt Boulevard
Ottawa, ON	3,658	895	4,998	476	809	5,560	713	2013	1995	1345 Ogilvie Road
Ottawa, ON	-	818	2,165	1,572	753	3,803	520	2013	1993	370 Kennedy Lane
Ottawa, ON	13,292	3,351	32,372	-	3,351	32,372	5,237	2013	1998	43 Aylmer Avenue
Ottawa, ON	5,852	1,329	11,519	-	1,329	11,519	1,179	2013	1998	1351 Hunt Club Road
Ottawa, ON	4,292	959	9,029	47	887	9,148	1,137	2013	1999	140 Darlington Private
Overland Park, KS	3,533	1,540	16,269	813	1,678	16,945	1,862	2012	1998	9201 Foster
Paramus, NJ	-	2,840	35,728	761	2,845	36,484	3,491	2013	1998	567 Paramus Road
Palo Alto, CA	17,129	-	39,639	627	-	40,267	4,188	2013	2007	2701 El Camino Real
Pointe-aux-Trembles, QC	-	-	-	-	-	-	(0)	2012	1951	3478 32nd avenue
Peabody, MA	6,446	-	-	18,543	2,200	16,343	264	2013	1994	73 Margin Street
Pembroke, ON	-	2,234	11,894	-	2,234	11,894	1,760	2012	1999	1111 Pembroke Street West
Plano, TX	4,167	840	8,538	659	840	9,197	1,655	2011	1996	5521 Village Creek Dr
Plano, TX	29,228	3,120	59,950	276	3,120	60,226	6,807	2013	2006	4800 West Parker Road
Plainview, NY	-	3,066	19,901	208	3,071	20,104	1,811	2013	2001	1231 Old Country Road
Providence, RI	-	2,600	27,546	844	2,639	28,351	6,482	2011	1998	700 Smith Street
Pittsburgh, PA	-	1,580	18,017	245	1,580	18,262	2,342	2013	2009	900 Lincoln Club Dr.
Pointe-Claire, QC	-	-	-	-	-	-	(0)	2012	1985	230 Hymus Boulevard
Purley, England	-	9,676	35,251	8,450	9,279	44,098	5,882	2012	2005	21 Russell Hill Road
Playa Vista, CA	-	1,580	40,531	481	1,580	41,012	4,541	2013	2006	5555 Playa Vista Drive
Quebec City, QC	-	-	-	-	-	-	(0)	2012	1996	545 Francis-Byrne Street
Quebec City, QC	-	-	-	-	-	-	0	2012	1988	1217 route de l'Eglise
Quebec City, QC	-	-	-	-	-	-	(0)	2012	2008	2321 del la Canardière
Quincy, MA	-	1,350	12,584	445	1,374	13,005	2,296	2011	1998	2003 Falls Boulevard
Rancho Cucamonga, CA	-	1,480	10,055	304	1,487	10,351	1,536	2013	2001	9519 Baseline Road
Randolph, NJ	-	1,540	46,934	238	1,540	47,172	4,896	2013	2006	648 Route 10 West
Redondo Beach, CA	-	-	9,557	197	-	9,754	3,088	2011	1957	514 North Prospect Ave
Regina, SK	8,696	1,771	25,011	-	1,771	25,011	3,179	2013	1999	3651 Albert Street
Regina, SK	8,332	1,482	24,918	-	1,482	24,918	2,768	2013	2004	3105 Hillsdale Street
Rocky Hill, CT	10,423	810	16,351	232	838	16,556	2,583	2011	2000	1160 Elm Street
Romeoville, IL	-	854	12,646	58,777	6,150	66,127	8,715	2006	2010	605 S Edward Dr.
Renton, WA	21,945	3,080	51,824	241	3,080	52,065	6,477	2011	2007	104 Burnett Avenue South
Rancho Palos Verdes, CA	-	5,450	60,034	529	5,450	60,563	7,472	2012	2004	5701 Crestridge Road
Roseville, MN	-	1,540	35,877	354	1,585	36,186	3,344	2013	2002	2555 Snelling Avenue, North
Roswell, GA	-	2,080	6,486	326	2,380	6,512	1,067	2012	1997	75 Magnolia Street
Sacramento, CA	-	1,300	23,394	256	1,304	23,646	2,274	2013	2004	345 Munroe Street
Salem, NH	20,907	980	32,721	566	1,048	33,218	4,725	2011	2000	242 Main Street
St. Albert, AB	10,979	1,365	21,172	-	1,365	21,172	1,387	2014	2005	78C McKenney Avenue
Seal Beach, CA	-	6,204	72,954	689	6,208	73,639	11,648	2013	2004	3850 Lampson Avenue
Bournemouth, England	-	6,979	53,622	-	6,979	53,622	4,774	2013	2008	42 Belle Vue Road
Scarborough, ON	-	-	-	-	-	-	0	2012	1965	65 Livingston Road
Swift Current, SK	2,981	569	11,821	-	569	11,821	1,469	2013	2001	301 Macoun Drive
Scottsdale, AZ	-	2,500	3,890	1,133	2,500	5,023	921	2008	1998	9410 East Thunderbird Road
Sun City West, AZ	12,478	1,250	21,778	720	1,250	22,498	2,287	2012	1998	13810 West Sandridge Drive
Studio City, CA	-	4,006	25,307	361	4,017	25,657	3,555	2013	2004	4610 Coldwater Canyon Avenue
San Diego, CA	-	4,200	30,707	116	4,200	30,823	2,473	2011	2011	2567 Second Avenue
San Diego, CA	-	5,810	63,078	541	5,810	63,619	10,073	2012	2001	13075 Evening Creek Drive S
San Diego, CA	-	3,000	27,164	271	3,000	27,434	2,449	2013	2003	810 Turquoise Street
San Diego, CA	-	-	0	-	-	0	-	2014	2003	11588 Via Rancho San Diego
Sandy Springs, GA	-	2,214	8,360	265	2,220	8,619	1,507	2012	1997	5455 Glenridge Drive NE
Seattle, WA	48,540	6,790	85,369	1,274	6,792	86,641	11,031	2011	2009	5300 24th Avenue NE
San Gabriel, CA	-	3,120	15,566	335	3,120	15,901	1,825	2013	2005	8332 Huntington Drive
Schaumburg, IL	-	2,460	22,863	599	2,471	23,451	3,195	2013	2001	790 North Plum Grove Road
Shelburne, VT	19,865	720	31,041	1,199	756	32,204	4,211	2011	1988	687 Harbor Road
Sidcup, England	-	9,773	56,163	13,642	9,365	70,213	10,379	2012	2000	Frognal Avenue
San Juan Capistrano, CA	-	1,390	6,942	956	1,390	7,898	2,737	2000	2001	30311 Camino Capistrano
St-Jerome, QC	-	-	-	-	-	-	0	2012	1997	475 Aubry
Spokane, WA	-	3,200	25,064	223	3,200	25,287	3,698	2013	2001	3117 E. Chaser Lane
Spokane, WA	-	2,580	25,342	100	2,580	25,442	3,501	2013	1999	1110 E. Westview Ct.
Stockport, England	-	5,516	31,307	-	5,516	31,307	4,465	2013	2008	1 Dairyground Road
Salt Lake City, UT	-	1,360	19,691	590	1,360	20,281	4,418	2011	1986	1430 E. 4500 S.
Santa Monica, CA	20,302	5,250	28,340	352	5,250	28,693	2,958	2013	2004	1312 15th Street
Sonning, England	-	7,099	53,058	-	7,099	53,058	5,801	2013	2009	Old Bath Rd.
San Jose, CA	-	2,850	35,098	158	2,850	35,256	4,353	2011	2009	1420 Curvi Drive
San Jose, CA	-	3,280	46,823	557	3,280	47,379	5,789	2012	2002	500 S Winchester Boulevard
Sunnyvale, CA	-	5,420	41,682	436	5,420	42,118	5,573	2012	2002	1039 East El Camino Real
Solihull, England	-	4,510	32,605	-	4,510	32,605	4,020	2013	2007	1 Worcester Way
Surrey, BC	-	-	-	-	-	-	0	2012	1989	13853 102nd Avenue
Surrey, BC	8,833	4,298	21,938	-	4,298	21,938	4,286	2013	2000	16028 83rd Avenue
Surrey, BC	4,182	5,431	26,369	-	5,431	26,369	4,637	2013	1987	15501 16th Avenue
Salisbury, England	-	3,435	19,365	-	3,435	19,365	220	2014	2013	Shapland Close
Saskatoon, SK	5,365	1,168	16,235	-	1,168	16,235	1,631	2013	1999	220 24th Street East
Saskatoon, SK	12,366	1,647	20,530	-	1,647	20,530	2,096	2013	2004	1622 Acadia Drive
Stittsville, ON	5,946	1,529	17,762	2,581	1,402	20,470	2,075	2013	1996	1340 - 1354 Main Street
Santa Maria, CA	-	6,050	50,658	584	6,063	51,229	9,445	2011	2001	1220 Suey Road
Shelby Township, MI	16,789	1,040	26,344	316	1,093	26,607	2,539	2013	2006	46471 Hayes Road
Sugar Land, TX	5,460	960	31,423	1,240	960	32,662	5,389	2011	1996	1221 Seventh St
Sevenoaks, England	-	7,804	50,524	-	7,804	50,524	6,799	2012	2009	64 - 70 Westerham Road
Simi Valley, CA	-	3,200	16,664	287	3,200	16,951	2,728	2013	2009	190 Tierra Rejada Road
South Windsor, CT	-	3,000	29,295	1,185	3,052	30,429	5,686	2011	1999	432 Buckland Road
Suwanee, GA	-	1,560	11,538	422	1,560	11,960	1,742	2012	2000	4315 Johns Creek Parkway
Sway, England	-	5,234	19,285	-	5,234	19,285	322	2014	2008	Sway Place
Tacoma, WA	18,640	2,400	35,053	143	2,446	35,150	4,399	2011	2008	7290 Rosemount Circle
Tucson, AZ	4,698	830	6,179	3,305	830	9,484	804	2012	1997	5660 N. Kolb Road
Tucson, AZ	-	-	0	-	-	0	-	2014	1999	6231 N Montebella Road
Toledo, OH	15,741	2,040	47,129	1,454	2,144	48,478	9,208	2010	1985	3501 Executive Parkway
Toronto, ON	-	-	-	-	-	-	0	2012	1990	10 Senlac
Toronto, ON	1,901	1,287	6,247	-	1,287	6,247	680	2013	1982	25 Centennial Park Road
Toronto, ON	10,411	2,998	23,165	-	2,998	23,165	1,797	2013	2002	305 Balliol Street
Toronto, ON	22,708	4,055	38,437	-	4,055	38,437	5,038	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	1,480	1,767	2,730	373	1,622	3,248	879	2013	1985	3705 Bathurst Street
Toronto, ON	2,399	1,851	3,785	589	1,726	4,499	734	2013	1987	1340 York Mills Road
Toronto, ON	40,022	6,321	62,703	-	6,321	62,703	8,315	2013	1988	8 The Donway East
Trumbull, CT	24,647	2,850	37,685	747	2,906	38,376	6,994	2011	1998	2750 Reservoir Avenue
Tustin, CA	6,827	840	15,299	142	840	15,442	2,087	2011	1965	240 East 3rd St
Tulsa, OK	6,129	1,330	21,285	1,108	1,350	22,373	3,860	2010	1986	8887 South Lewis Ave
Tulsa, OK	8,010	1,500	20,861	974	1,515	21,820	4,159	2010	1984	9524 East 71st St
Upper St Claire, PA	-	1,102	13,455	406	1,102	13,861	1,999	2013	2005	500 Village Drive
Virginia Water, England	-	7,106	29,937	7,313	6,823	37,534	4,708	2012	2002	Christ Church Road
Vankleek Hill, ON	1,414	435	3,448	-	435	3,448	554	2013	1987	48 Wall Street
Victoria, BC	-	3,189	16,793	-	3,189	16,793	2,708	2012	2002	2638 Ross Lane
Victoria, BC	9,277	3,405	21,327	-	3,405	21,327	3,221	2013	1974	3000 Shelbourne Street
Victoria, BC	8,553	4,359	18,642	-	4,359	18,642	2,889	2013	1988	3051 Shelbourne Street
Victoriaville, QC	-	-	-	-	-	-	0	2012	1990	222 Notre Dame West
Warwick, RI	15,941	2,400	24,635	859	2,407	25,487	5,498	2011	1998	75 Minnesota Avenue
Wayland, MA	-	1,207	27,462	864	1,307	28,226	3,064	2013	1997	285 Commonwealth Road
West Babylon, NY	-	3,960	47,085	261	3,960	47,346	4,438	2013	2003	580 Montauk Highway
West Bloomfield, MI	-	1,040	12,300	345	1,040	12,646	1,411	2013	2000	7005 Pontiac Trail
Waterbury, CT	24,709	2,460	39,547	950	2,495	40,462	10,223	2011	1998	180 Scott Road
Woodland Hills, CA	-	3,400	20,478	377	3,406	20,849	2,797	2013	2005	20461 Ventura Boulevard
The Woodlands, TX	2,477	480	12,379	205	480	12,584	1,892	2011	1999	7950 Bay Branch Dr
Weybridge, England	-	9,954	60,475	-	9,954	60,475	8,851	2013	2008	Ellesmere Road
Wilmington, DE	-	1,040	23,338	405	1,040	23,743	2,618	2013	2004	2215 Shipley Street
West Hills, CA	-	2,600	7,521	315	2,600	7,836	1,565	2013	2002	9012 Topanga Canyon Road
White Oak, MD	-	2,304	24,768	574	2,304	25,342	2,376	2013	2002	11621 New Hampshire Avenue
Wilbraham, MA	11,159	660	17,639	546	663	18,182	2,796	2011	2000	2387 Boston Road
Walnut Creek, CA	-	3,700	12,467	724	3,723	13,169	2,234	2013	1998	2175 Ygnacio Valley Road
Wolverhampton, England	-	3,708	10,876	-	3,708	10,876	2,217	2013	2008	73 Wergs Road
Winchester, England	-	7,587	36,990	-	7,587	36,990	4,347	2012	2010	Stockbridge Road
Windsor, ON	-	-	-	-	-	-	0	2012	1988	590 Grand Marais Road East
Winnipeg, MB	16,462	2,335	45,398	-	2,335	45,398	6,374	2013	1999	857 Wilkes Avenue
Winnipeg, MB	9,630	1,516	25,633	-	1,516	25,633	3,092	2013	1988	3161 Grant Avenue
Woodbridge, CT	-	1,370	14,219	776	1,391	14,974	3,689	2011	1998	21 Bradley Road
Worcester, MA	13,979	1,140	21,664	621	1,152	22,273	3,422	2011	1999	340 May Street
Washington, DC	32,699	4,000	69,154	439	4,000	69,593	7,335	2013	2004	5111 Connecticut Avenue NW
Westbourne, England	-	6,858	51,920	-	6,858	51,920	5,870	2013	2006	16-18 Poole Road
Weston, MA	-	1,160	6,200	447	1,160	6,647	535	2013	1998	135 North Avenue
West Vancouver, BC	23,475	9,128	32,217	105	8,421	33,028	4,501	2013	1987	2095 Marine Drive
Weymouth, England	0	3,271	21,011	-	3,271	21,011	235	2014	2013	Cross Road
Yarmouth, ME	17,412	450	27,711	381	456	28,086	4,026	2011	1999	27 Forest Falls Drive
Yorkton, SK	4,172	552	10,218	-	552	10,218	1,252	2013	2001	94 Russell Drive
Yonkers, NY	-	3,962	50,107	356	3,967	50,459	5,226	2013	2005	65 Crisfield Street

Seniors Housing Operating Total	$1,654,531	$773,492	$8,293,454	$348,816	$788,969	$8,626,789	$1,110,393

Health Care REIT, Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Medical Facilities:
Akron, OH	$-	$821	$12,105	$-	$821	$12,105	$1,086	2012	2010	701 White Pond Drive
Allen, TX	12,080	726	14,196	-	726	14,196	2,325	2012	2006	1105 N Central Expressway
Alpharetta, GA	-	773	18,902	-	773	18,902	2,978	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	-	1,769	36,256	-	1,769	36,256	6,603	2011	1999	3400-C Old Milton Parkway
Alpharetta, GA	-	476	14,757	-	476	14,757	2,515	2011	2003	11975 Morris Road
Alpharetta, GA	-	1,862	-	-	1,862	-	-	2011	1900	940 North Point Parkway
Alpharetta, GA	-	548	17,103	-	548	17,103	3,361	2011	2007	3300 Old Milton Parkway
Arcadia, CA	-	5,408	23,219	2,636	5,618	25,644	6,927	2006	1984	301 W. Huntington Drive
Arlington, TX	-	82	18,243	-	82	18,243	274	2012	2012	902 W. Randol Mill Road
Atlanta, GA	-	4,931	18,720	4,611	5,348	22,914	7,351	2006	1991	755 Mt. Vernon Hwy.
Atlanta, GA	17,260	1,947	24,248	-	1,947	24,248	2,989	2012	1984	975 Johnson Ferry Road
Atlanta, GA	26,086	-	43,425	-	-	43,425	7,248	2012	2006	5670 Peachtree-Dunwoody Road
Bartlett, TN	7,895	187	15,015	1,619	187	16,634	4,657	2007	2004	2996 Kate Bond Rd.
Bellevue, NE	-	-	16,680	-	-	16,680	2,780	2010	2010	2510 Bellevue Medical Center Drive
Bettendorf, IA	-	-	7,110	-	-	7,110	30	2013	2014	2140 53rd Avenue
Birmingham, AL	-	52	10,201	-	52	10,201	2,826	2006	1971	801 Princeton Avenue SW
Birmingham, AL	-	124	12,492	-	124	12,492	3,287	2006	1985	817 Princeton Avenue SW
Birmingham, AL	-	476	19,864	-	476	19,864	5,231	2006	1989	833 Princeton Avenue SW
Boardman, OH	-	80	12,165	-	80	12,165	2,489	2010	2007	8423 Market St
Boca Raton, FL	-	109	34,002	2,278	214	36,175	9,947	2006	1995	9970 S. Central Park Blvd.
Boca Raton, FL	-	31	12,312	-	31	12,312	1,451	2012	1993	9960 S. Central Park Boulevard
Boerne, TX	-	50	13,541	-	50	13,541	2,436	2011	2007	134 Menger Springs Road
Boynton Beach, FL	-	2,048	7,692	502	2,048	8,194	2,745	2006	1995	8188 Jog Rd.
Boynton Beach, FL	-	2,048	7,403	1,078	2,048	8,480	2,564	2006	1997	8200 Jog Road
Boynton Beach, FL	5,650	214	5,611	7,919	117	13,627	3,601	2007	1996	10075 Jog Rd.
Boynton Beach, FL	26,001	13,324	40,369	-	13,324	40,369	3,152	2013	1995	10301 Hagen Ranch Road
Bradenton, FL	-	1,184	9,799	-	1,184	9,799	220	2014	1975	315 75th Street West
Bradenton, FL	-	1,035	4,298	-	1,035	4,298	107	2014	2006	7005 Cortez Road West
Bridgeton, MO	10,670	450	21,272	-	450	21,272	4,139	2010	2006	12266 DePaul Dr
Burleson, TX	-	10	12,611	-	10	12,611	1,885	2011	2007	12001 South Freeway
Burnsville, MN	-	-	32,168	-	-	32,168	337	2013	2014	14101 Fairview Dr
Carmel, IN	-	2,280	19,238	-	2,280	19,238	4,264	2011	2005	12188-A North Meridian Street
Carmel, IN	-	2,026	21,559	-	2,026	21,559	5,597	2011	2007	12188-B North Meridian Street
Castle Rock, CO	-	80	13,004	-	80	13,004	346	2014	2013	2352 Meadows Boulevard
Cedar Grove, WI	-	113	618	-	113	618	109	2010	1986	313 S. Main St.
Charleston, SC	-	2,773	25,928	-	2,773	25,928	601	2014	2009	325 Folly Road
Cincinnati, OH	-	-	17,880	-	-	17,880	750	2012	2013	3301 Mercy West Boulevard
Claremore, OK	7,873	132	12,829	406	132	13,236	3,898	2007	2005	1501 N. Florence Ave.
Clarkson Valley, MO	-	-	35,592	-	-	35,592	6,773	2009	2010	15945 Clayton Rd
Clear Lake, TX	-	-	14,027	-	-	14,027	117	2013	2014	1010 South Ponds Drive
Columbia, MD	-	2,291	19,841	-	2,291	19,841	1,974	2012	2002	10700 Charter Drive
Columbus, OH	-	415	7,646	-	415	7,646	1,375	2012	1994	750 Mt. Carmel Mall
Coon Rapids, MN	-	-	26,679	-	-	26,679	894	2013	2014	11850 Blackfoot Street NW
Coral Springs, FL	-	1,598	10,627	1,276	1,636	11,865	4,092	2006	1992	1725 N. University Dr.
Dade City, FL	-	1,211	5,511	-	1,211	5,511	680	2011	1998	13413 US Hwy 301
Dallas, TX	14,247	137	28,690	2,150	137	30,841	8,751	2006	1995	9330 Poppy Dr.
Dallas, TX	28,450	462	52,488	-	462	52,488	5,173	2012	2004	7115 Greenville Avenue
Dayton, OH	-	730	6,937	-	730	6,937	1,342	2011	1988	1530 Needmore Road
Deerfield Beach, FL	-	2,408	7,809	-	2,408	7,809	1,943	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	-	1,882	34,767	5,402	2,064	39,987	12,678	2006	1985	5130-5150 Linton Blvd.
Durham, NC	-	1,212	22,858	-	1,212	22,858	792	2013	2012	1823 Hillandale Road
Edina, MN	-	310	15,132	-	310	15,132	2,572	2010	2003	8100 W 78th St
El Paso, TX	9,558	677	17,075	2,045	677	19,120	6,157	2006	1997	2400 Trawood Dr.
Everett, WA	-	4,842	26,010	-	4,842	26,010	3,806	2010	2011	13020 Meridian Ave. S.
Fayetteville, GA	-	959	7,540	768	986	8,281	2,485	2006	1999	1275 Hwy. 54 W.
Fenton, MO	11,880	958	27,485	-	958	27,485	1,594	2013	2009	1011 Bowles Avenue
Fenton, MO	5,733	369	13,911	-	369	13,911	555	2013	2009	1055 Bowles Avenue
Flower Mound, TX	-	4,164	27,529	-	4,164	27,529	144	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	-	5,980	-	-	5,980	-	-	2014	1900	Medical Arts Drive
Fort Wayne, IN	16,378	1,105	22,836	-	1,105	22,836	2,090	2012	2004	7916 Jefferson Boulevard
Fort Worth, TX	-	462	26,020	-	462	26,020	399	2012	2012	10840 Texas Health Trail
Fort Worth, TX	-	401	6,099	-	401	6,099	51	2014	2007	7200 Oakmont Boulevard
Franklin, TN	-	2,338	12,138	2,074	2,338	14,212	3,865	2007	1988	100 Covey Drive
Franklin, WI	5,061	6,872	7,550	-	6,872	7,550	1,398	2010	1984	9200 W. Loomis Rd.
Frisco, TX	-	-	18,635	1,164	-	19,799	5,186	2007	2004	4401 Coit Road
Frisco, TX	-	-	15,309	2,112	-	17,421	5,281	2007	2004	4461 Coit Road
Gallatin, TN	-	20	21,801	-	20	21,801	4,600	2010	1997	300 Steam Plant Rd
Germantown, TN	-	3,049	12,456	737	3,049	13,193	3,655	2006	2002	1325 Wolf Park Drive
Glendale, CA	-	37	18,398	744	37	19,142	4,717	2007	2002	222 W. Eulalia St.
Grand Prairie, TX	-	981	6,086	-	981	6,086	884	2012	2009	2740 N State Hwy 360
Grapevine, TX	5,548	-	5,943	-	-	5,943	-	2014	2002	2040 W State Hwy 114
Grapevine, TX	10,044	-	22,557	-	-	22,557	-	2014	2002	2020 W State Hwy 114
Green Bay, WI	7,635	-	14,891	-	-	14,891	2,435	2010	2002	2253 W. Mason St.
Green Bay, WI	-	-	20,098	-	-	20,098	3,224	2010	2002	2845 Greenbrier Road
Green Bay, WI	-	-	11,696	-	-	11,696	2,606	2010	2002	2845 Greenbrier Road
Greeneville, TN	-	970	10,131	-	970	10,131	1,918	2010	2005	438 East Vann Rd
Greenwood, IN	-	8,316	26,384	-	8,316	26,384	2,648	2012	2010	1260 Innovation Parkway
Greenwood, IN	-	1,262	7,045	-	1,262	7,045	128	2014	2010	333 E County Line Road
Grenwood, IN	-	2,098	21,538	-	2,098	21,538	252	2014	2013	3000 S State Road 135
Harker Heights, TX	-	1,907	3,575	-	1,907	3,575	209	2011	2012	E Central Texas Expressway
High Point, NC	-	2,659	29,069	-	2,659	29,069	2,345	2012	2010	4515 Premier Drive
Highland, IL	-	-	8,834	-	-	8,834	400	2012	2013	12860 Troxler Avenue
Houston, TX	-	10,403	-	-	10,403	-	1	2011	1900	15655 Cypress Woods Medical Drive
Houston, TX	-	5,837	33,128	-	5,837	33,128	4,677	2012	2005	15655 Cypress Woods Medical Drive
Houston, TX	-	3,688	13,313	-	3,688	13,313	1,318	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	-	3,102	32,323	-	3,102	32,323	420	2014	2014	1900 N Loop W Freeway
Houston, TX	14,000	378	31,932	-	378	31,932	4,534	2012	1981	18100 St John Drive
Houston, TX	-	156	10,617	-	156	10,617	1,461	2012	1986	2060 Space Park Drive
Houston, TX	-	-	-	58,173	12,815	45,359	4,159	2012	1998	2727 W Holcombe Boulevard
Hudson, OH	-	2,587	13,720	-	2,587	13,720	1,695	2012	2006	5655 Hudson Drive
Humble, TX	-	-	10,358	-	-	10,358	43	2013	2014	8233 N. Sam Houston Parkway E.
Jackson, MI	-	607	17,367	-	607	17,367	1,015	2013	2009	1201 E Michigan Avenue
Jupiter, FL	6,655	2,252	11,415	463	2,252	11,878	3,426	2006	2001	550 Heritage Dr.
Jupiter, FL	-	2,825	5,858	413	2,825	6,271	2,027	2007	2004	600 Heritage Dr.
Katy, TX	-	1,099	1,604	-	1,099	1,604	286	2012	1986	21660 Kingsland Blvd
Kenosha, WI	8,312	-	18,058	-	-	18,058	2,891	2010	1993	10400 75th St.
Killeen, TX	-	760	22,878	-	760	22,878	3,975	2010	2010	2405 Clear Creek Rd
Kyle, TX	-	2,569	14,384	-	2,569	14,384	407	2014	2011	135 Bunton Road
La Quinta, CA	-	3,266	22,066	-	3,266	22,066	415	2014	2006	47647 Caleo Bay Drive
Lake St Louis, MO	-	240	14,249	-	240	14,249	2,693	2010	2008	400 Medical Dr
Lakeway, TX	-	2,801	-	-	2,801	-	-	2007	1900	Lohmans Crossing Road
Lakewood, CA	-	146	14,885	1,732	146	16,617	4,188	2006	1993	5750 Downey Ave.
Lakewood, WA	7,242	72	16,058	-	72	16,058	1,247	2012	2005	11307 Bridgeport Way SW
Las Vegas, NV	-	2,319	4,612	1,021	2,319	5,632	1,722	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	-	74	15,287	1,022	74	16,310	4,510	2006	2000	1815 E. Lake Mead Blvd.
Las Vegas, NV	-	433	6,921	212	433	7,133	2,166	2007	1997	1776 E. Warm Springs Rd.
Las Vegas, NV	-	6,127	-	-	6,127	-	-	2007	1900	SW corner of Deer Springs Way and Riley Street
Lenexa, KS	-	540	17,926	-	540	17,926	2,622	2010	2008	23401 Prairie Star Pkwy
Lenexa, KS	-	100	14,364	-	100	14,364	328	2013	2013	23351 Prairie Star Parkway
Lincoln, NE	-	1,420	29,723	-	1,420	29,723	6,423	2010	2003	575 South 70th St
Los Alamitos, CA	-	39	18,635	1,141	39	19,776	5,018	2007	2003	3771 Katella Ave.
Los Gatos, CA	-	488	22,386	1,402	488	23,787	7,422	2006	1993	555 Knowles Dr.
Loxahatchee, FL	-	1,637	5,048	909	1,719	5,875	1,752	2006	1997	12977 Southern Blvd.
Loxahatchee, FL	-	1,340	6,509	472	1,345	6,976	1,993	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	-	1,553	4,694	1,057	1,650	5,654	1,561	2006	1994	12983 Southern Blvd.
Marinette, WI	6,576	-	13,538	-	-	13,538	2,607	2010	2002	4061 Old Peshtigo Rd.
Melbourne, FL	-	3,439	50,461	-	3,439	50,461	1,053	2014	2009	2222 South Harbor City Boulevard
Merced, CA	-	-	14,699	-	-	14,699	2,691	2009	2010	315 Mercy Ave.
Merriam, KS	-	1,226	25,099	-	1,226	25,099	1,265	2013	2009	9301 West 74th Street
Merriam, KS	-	176	8,005	-	176	8,005	2,066	2011	1972	8800 West 75th Street
Merriam, KS	-	81	3,849	-	81	3,849	732	2011	1980	7301 Frontage Street
Merriam, KS	-	336	13,318	-	336	13,318	3,022	2011	1977	8901 West 74th Street
Merriam, KS	14,689	182	8,144	-	182	8,144	1,722	2011	1985	9119 West 74th Street
Merrillville, IN	-	-	22,134	439	-	22,573	4,326	2008	2006	101 E. 87th Ave.
Mesa, AZ	-	1,558	9,561	406	1,558	9,966	3,338	2008	1989	6424 East Broadway Road
Mesquite, TX	-	496	3,834	-	496	3,834	364	2012	2012	1575 I-30
Milwaukee, WI	3,460	540	8,457	-	540	8,457	1,464	2010	1930	1218 W. Kilbourn Ave.
Milwaukee, WI	9,178	1,425	11,520	-	1,425	11,520	2,601	2010	1962	3301-3355 W. Forest Home Ave.
Milwaukee, WI	2,296	922	2,185	-	922	2,185	617	2010	1958	840 N. 12th St.
Milwaukee, WI	19,208	-	44,535	-	-	44,535	6,974	2010	1983	2801 W. Kinnickinnic Pkwy.
Mission Hills, CA	25,500	-	42,276	-	-	42,276	265	2014	1986	11550 Indian Hills Road
Moline, IL	-	-	8,783	-	-	8,783	250	2012	2013	3900 28th Avenue Drive
Monticello, MN	8,860	61	18,489	-	61	18,489	1,324	2012	2008	1001 Hart Boulevard
Moorestown, NJ	-	-	50,927	-	-	50,927	4,272	2011	2012	401 Young Avenue
Morrow, GA	-	818	8,064	234	845	8,270	2,848	2007	1990	6635 Lake Drive
Mount Juliet, TN	3,524	1,566	11,697	1,099	1,566	12,796	3,818	2007	2005	5002 Crossings Circle
Mount Vernon, IL	-	-	24,892	-	-	24,892	2,150	2011	2012	4121 Veterans Memorial Dr
Murrieta, CA	-	-	47,190	-	-	47,190	8,677	2010	2011	28078 Baxter Rd.
Murrieta, CA	-	3,800	-	-	3,800	-	-	2014	1900	28078 Baxter Rd.
Muskego, WI	1,104	964	2,159	-	964	2,159	345	2010	1993	S74 W16775 Janesville Rd.
Nashville, TN	-	1,806	7,165	1,715	1,806	8,880	3,009	2006	1986	310 25th Ave. N.
New Albany, IN	-	2,411	16,494	-	2,411	16,494	332	2014	2001	2210 Green Valley Road
New Berlin, WI	4,256	3,739	8,290	-	3,739	8,290	1,440	2010	1993	14555 W. National Ave.
Niagara Falls, NY	-	1,433	10,891	-	1,433	10,891	3,761	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	-	454	8,500	-	454	8,500	2,070	2007	2004	6930 Williams Rd
Oklahoma City, OK	-	216	19,135	-	216	19,135	1,270	2013	2008	535 NW 9th Street
Orange Village, OH	-	610	7,419	522	610	7,941	2,371	2007	1985	3755 Orange Place
Oro Valley, AZ	9,613	89	18,339	567	89	18,905	4,826	2007	2004	1521 E. Tangerine Rd.
Oshkosh, WI	-	-	18,339	-	-	18,339	2,913	2010	2000	855 North Wethaven Dr.
Oshkosh, WI	8,135	-	15,881	-	-	15,881	2,496	2010	2000	855 North Wethaven Dr.
Palm Springs, FL	2,545	739	4,066	487	739	4,552	1,496	2006	1993	1640 S. Congress Ave.
Palm Springs, FL	-	1,182	7,765	504	1,182	8,269	2,645	2006	1997	1630 S. Congress Ave.
Palmer, AK	18,660	217	29,705	1,042	217	30,747	7,584	2007	2006	2490 South Woodworth Loop
Pasadena, TX	-	1,700	8,009	-	1,700	8,009	301	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	-	1,500	11,253	-	1,500	11,253	331	2012	2013	2515 Business Center Drive
Pearland, TX	-	9,594	32,753	-	9,594	32,753	113	2014	2013	11511 Shadow Creek Parkway
Pendleton, OR	-	-	10,324	-	-	10,324	286	2012	2013	3001 St. Anthony Drive
Phoenix, AZ	(0)	1,149	48,018	11,396	1,149	59,415	16,360	2006	1998	2222 E. Highland Ave.
Pineville, NC	-	961	6,974	2,369	1,077	9,228	2,853	2006	1988	10512 Park Rd.
Plano, TX	-	5,423	20,752	285	5,423	21,037	8,288	2008	2007	6957 Plano Parkway
Plano, TX	53,236	793	83,209	-	793	83,209	10,534	2012	2005	6020 West Parker Road
Plantation, FL	8,988	8,563	10,666	2,536	8,575	13,190	5,098	2006	1997	851-865 SW 78th Ave.
Plantation, FL	8,342	8,848	9,262	337	8,908	9,539	5,463	2006	1996	600 Pine Island Rd.
Plymouth, WI	1,288	1,250	1,870	-	1,250	1,870	364	2010	1991	2636 Eastern Ave.
Portland, ME	-	655	25,930	-	655	25,930	3,770	2011	2008	195 Fore River Parkway
Redmond, WA	-	5,015	26,709	-	5,015	26,709	4,096	2010	2011	18000 NE Union Hill Rd.
Reno, NV	-	1,117	21,972	1,144	1,117	23,116	6,412	2006	1991	343 Elm St.
Richmond, VA	-	2,969	26,697	-	2,969	26,697	2,893	2012	2008	7001 Forest Avenue
Rockwall, TX	-	132	17,197	-	132	17,197	2,223	2012	2008	3142 Horizon Road
Rogers, AR	-	1,062	29,400	-	1,062	29,400	4,474	2011	2008	2708 Rife Medical Lane
Rolla, MO	-	1,931	47,639	-	1,931	47,639	5,648	2011	2009	1605 Martin Spring Drive
Roswell, NM	1,535	183	5,851	-	183	5,851	865	2011	2004	601 West Country Club Road
Roswell, NM	4,413	883	15,984	-	883	15,984	2,040	2011	2006	350 West Country Club Road
Roswell, NM	-	762	17,171	-	762	17,171	1,750	2011	2009	300 West Country Club Road
Sacramento, CA	-	866	12,756	1,727	866	14,483	3,868	2006	1990	8120 Timberlake Way
Salem, NH	-	1,655	14,050	-	1,655	14,050	388	2014	2013	31 Stiles Road
San Antonio, TX	18,400	4,518	31,041	-	4,518	31,041	5,074	2012	1986	5282 Medical Drive
San Antonio, TX	-	900	17,288	-	900	17,288	680	2014	2007	3903 Wiseman Boulevard
San Antonio, TX	-	1,012	10,545	-	1,012	10,545	3,142	2006	1999	19016 Stone Oak Pkwy.
San Antonio, TX	-	1,038	9,264	-	1,038	9,264	4,032	2006	1999	540 Stone Oak Centre Drive
Santa Clarita, CA	-	-	28,384	-	-	28,384	179	2014	1998	23929 McBean Parkway
Santa Clarita, CA	-	-	2,222	-	-	2,222	14	2014	1996	23871 McBean Parkway
Santa Clarita, CA	25,000	-	41,151	-	-	41,151	259	2014	2013	23803 McBean Parkway
Santa Clarita, CA	-	-	20,618	-	-	20,618	130	2014	1989	24355 Lyons Avenue
Santa Clarita, CA	-	9,835	-	-	9,835	-	-	2014	1900	23861 McBean Parkway
Santa Clarita, CA	-	-	2,338	-	-	2,338	15	2014	1976	23861 McBean Parkway
Santa Clarita, CA	-	-	2,318	-	-	2,318	15	2014	1976	23861 McBean Parkway
Santa Clarita, CA	-	-	2,318	-	-	2,318	15	2014	1976	23861 McBean Parkway
Santa Clarita, CA	-	-	2,318	-	-	2,318	15	2014	1976	23861 McBean Parkway
Santa Clarita, CA	-	-	13,124	-	-	13,124	83	2014	1976	23861 McBean Parkway
Sarasota, FL	-	62	47,325	-	62	47,325	4,592	2012	1990	1921 Waldemere Street
Seattle, WA	-	4,410	38,428	-	4,410	38,428	6,658	2010	2010	5350 Tallman Ave
Sewell, NJ	-	60	57,929	-	60	57,929	13,498	2007	2009	239 Hurffville-Cross Keys Road
Shakopee, MN	6,556	508	11,412	-	508	11,412	2,207	2010	1996	1515 St Francis Ave
Shakopee, MN	11,094	707	18,089	-	707	18,089	2,503	2010	2007	1601 St Francis Ave
Sheboygan, WI	1,779	1,012	2,216	-	1,012	2,216	436	2010	1958	1813 Ashland Ave.
Shenandoah, TX	-	-	21,653	-	-	21,653	-	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	-	-	32,186	-	-	32,186	203	2014	1969	4955 Van Nuys Boulevard
Somerville, NJ	-	3,400	22,244	2	3,400	22,246	3,569	2008	2007	30 Rehill Avenue
Southlake, TX	11,680	592	18,243	-	592	18,243	2,327	2012	2004	1545 East Southlake Boulevard
Southlake, TX	18,054	698	30,549	-	698	30,549	3,182	2012	2004	1545 East Southlake Boulevard
Southlake, TX	-	3,000	-	-	3,000	-	-	2014	1900	Central Avenue
St Paul, MN	-	49	37,695	-	49	37,695	115	2014	2006	225 Smith Avenue N.
St. Louis, MO	-	336	17,247	1,031	336	18,278	4,984	2007	2001	2325 Dougherty Rd.
St. Paul, MN	25,253	2,706	39,507	-	2,706	39,507	5,864	2011	2007	435 Phalen Boulevard
Suffern, NY	-	653	37,255	-	653	37,255	4,974	2011	2007	255 Lafayette Avenue
Suffolk, VA	-	1,566	11,511	-	1,566	11,511	2,823	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	8,522	3,543	15,532	-	3,543	15,532	1,761	2012	2005	11555 University Boulevard
Summit, WI	-	2,899	87,666	-	2,899	87,666	19,308	2008	2009	36500 Aurora Dr.
Tacoma, WA	-	-	64,307	-	-	64,307	5,493	2011	2013	1608 South J Street
Tallahassee, FL	-	-	17,449	-	-	17,449	2,815	2010	2011	One Healing Place
Tampa, FL	-	1,212	19,643	-	1,212	19,643	2,548	2012	2006	3000 Medical Park Drive
Tampa, FL	-	2,208	6,491	-	2,208	6,491	1,303	2012	1985	3000 E. Fletcher Avenue
Tampa, FL	-	4,319	12,234	-	4,319	12,234	1,292	2011	2003	14547 Bruce B Downs Blvd
Temple, TX	-	2,900	9,954	-	2,900	9,954	620	2011	2012	2601 Thornton Lane
Tucson, AZ	-	1,302	4,925	824	1,302	5,749	1,906	2008	1995	2055 W. Hospital Dr.
Van Nuys, CA	-	-	36,187	-	-	36,187	5,468	2009	1991	6815 Noble Ave.
Virginia Beach, VA	-	924	19,168	-	924	19,168	3,725	2011	2007	828 Health Way
Voorhees, NJ	-	6,404	24,251	1,387	6,477	25,564	6,638	2006	1997	900 Centennial Blvd.
Voorhees, NJ	-	6	96,075	-	6	96,075	10,205	2010	2012	200 Bowman Drive
Wellington, FL	-	107	16,933	1,880	107	18,813	4,290	2006	2000	10115 Forest Hill Blvd.
Wellington, FL	-	388	13,697	414	388	14,111	3,470	2007	2003	1395 State Rd. 7
West Allis, WI	3,267	1,106	3,309	-	1,106	3,309	777	2010	1961	11333 W. National Ave.
West Palm Beach, FL	-	628	14,740	121	628	14,861	4,448	2006	1993	5325 Greenwood Ave.
West Palm Beach, FL	-	610	14,618	404	610	15,023	4,853	2006	1991	927 45th St.
West Seneca, NY	-	917	22,435	2,114	1,642	23,824	6,666	2007	1990	550 Orchard Park Rd
Westerville, OH	-	2,122	5,641	-	2,122	5,641	681	2012	2001	444 N Cleveland Avenue
Zephyrhills, FL	-	3,875	27,270	-	3,875	27,270	3,134	2011	1974	38135 Market Square Dr

Medical facilities total:	$609,268	$330,140	$4,143,585	$142,524	$345,036	$4,271,211	$648,096

Assets held for sale:
Bellaire, TX	$-	$4,551	$46,105	$-	$-	$-	$-	2006	2005	5410 W. Loop S.
Bellaire, TX	-	2,972	33,445	-	-	-	-	2006	2005	5420 W. Loop S.
Denton, TX	-	-	19,407	-	-	-	-	2007	2005	2900 North I-35
Stafford, VA	-	-	11,260	-	-	9,422	-	2008	2009	125 Hospital Center Blvd
Bellevue, NE	-	4,500	109,719	-	-	101,627	-	2008	2010	2500 Bellevue Medical Center Dr
Bridgeton, MO	-	-	30,221	-	-	-	-	2011	2011	12380 DePaul Drive
Akron, OH	-	300	20,200	-	-	-	-	2009	2008	200 E. Market St.
Amelia Island, FL	-	3,290	24,310	-	-	-	-	2005	1998	48 Osprey Village Dr.
Austin, TX	9,658	730	18,970	-	-	15,750	-	2007	2006	3200 W. Slaughter Lane
Bellevue, WI	-	1,740	18,260	-	-	16,473	-	2006	2004	1660 Hoffman Rd.
Baytown, TX	9,059	450	6,150	-	-	4,360	-	2002	2000	3921 N. Main St.
Baytown, TX	-	540	11,110	-	-	9,987	-	2009	2008	2000 West Baker Lane
Corpus Christi, TX	-	400	1,916	-	-	-	-	2005	1985	1101 S. Alameda
DeForest, WI	-	250	5,350	-	-	4,862	-	2007	2006	6902 Parkside Circle
Denver, CO	-	2,530	9,514	-	-	-	-	2005	1986	3701 W. Radcliffe Ave.
Frisco, TX	-	130	16,445	-	-	-	-	2012	2010	2990 Legacy Drive
Grand Blanc, MI	-	700	7,843	-	-	-	-	2011	2012	5400 East Baldwin
Greenfield, WI	-	600	6,626	-	-	6,337	-	2006	2006	3933 S. Prairie Hill Lane
Greenville, SC	-	5,400	100,523	-	-	-	-	2006	2009	10 Fountainview Terrace
Houston, TX	9,656	860	18,715	-	-	15,927	-	2007	2006	8702 South Course Drive
Houston, TX	10,002	630	5,970	-	-	4,978	-	2002	1995	3625 Green Crest Dr.
Kenosha, WI	-	1,500	9,139	-	-	9,197	-	2007	2009	6300 67th Street
Lapeer, MI	-	220	7,625	-	-	-	-	2011	2012	2323 Demille Road
Melbourne, FL	-	2,540	21,319	-	-	-	-	2010	2012	3260 N Harbor City Blvd
McHenry, IL	-	3,550	15,300	3,012	-	21,862	-	2006	2004	3300 Charles Miller Rd.
Merrillville, IN	-	643	7,084	-	-	-	-	1997	1999	101 W. 87th Ave.
Merrillville, IN	-	1,080	3,413	-	-	-	-	2010	2011	300 W. 89th Ave.
Mount Airy, NC	-	270	6,430	-	-	-	-	2005	1998	1000 Ridgecrest Lane
Murrieta, CA	-	8,800	202,412	-	-	-	-	2008	2010	28062 Baxter Road
Myrtle Beach, SC	-	6,890	41,526	-	-	-	-	2007	2009	101 Brightwater Dr.
Neenah, WI	-	630	15,120	-	-	14,126	-	2010	1991	131 E. North Water St.
Oshkosh, WI	-	900	3,800	2,178	-	6,878	-	2006	2005	711 Bayshore Drive
Oshkosh, WI	-	400	23,237	-	-	20,069	-	2007	2008	631 Hazel Street
Overland Park, KS	-	1,120	8,360	-	-	-	-	2005	1970	7541 Switzer St.
Pasadena, TX	9,679	720	24,080	-	-	19,862	-	2007	2005	3434 Watters Rd.
Pawleys Island, SC	-	2,020	32,590	-	-	-	-	2005	1997	120 Lakes at Litchfield Dr.
Scituate, MA	-	1,740	10,640	-	-	-	-	2005	1976	309 Driftway
Sheboygan, WI	-	80	5,320	2,203	-	7,603	-	2006	2006	4221 Kadlec Dr.
Saint Simons Island, GA	-	6,440	50,060	-	-	-	-	2008	2007	136 Marsh's Edge Lane
San Antonio, TX	10,455	560	7,315	-	-	5,190	-	2002	2000	5437 Eisenhaur Rd.
San Antonio, TX	9,637	640	13,360	-	-	11,138	-	2007	2004	8503 Mystic Park
Spartanburg, SC	-	3,350	15,750	-	-	-	-	2005	1997	110 Summit Hills Dr.
Tucson, AZ	-	930	13,399	-	-	-	-	2005	1985	6211 N. La Cholla Blvd.
Waukesha, WI	-	1,100	14,910	-	-	14,042	-	2008	2009	400 Merrill Hills Rd.
Webster, TX	9,210	360	5,940	-	-	4,128	-	2002	2000	17231 Mill Forest
Winston-Salem, NC	$-	$5,700	$13,550	$-	$-	$-	$-	2005	1997	2101 Homestead Hills

Assets held for sale total	$77,355	$82,756	$1,093,737	$7,393	$-	$323,818	-

Summary:
Seniors housing triple-net	$593,414	$900,397	$9,683,752	$365,636	$912,536	$10,037,249	$1,262,419
Seniors housing operating	1,654,531	773,492	8,293,454	348,816	788,969	8,626,789	1,110,393
Medical facilities	609,268	330,140	4,143,585	142,524	345,036	4,271,211	648,096
Construction in progress	-	-	186,327	-	-	186,327	-
Total continuing operating properties	2,857,213	2,004,029	22,307,118	856,976	2,046,541	23,121,576	3,020,908

Assets held for sale	77,355	82,756	1,093,737	7,393	-	323,818	-
Total investments in real property owned	$2,934,568	$2,086,785	$23,400,855	$864,369	$2,046,541	$23,445,394	$3,020,908

(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.
(2) Represents real property asset associated with a capital lease.

	Year Ended December 31,
	2014	2013	2012

Reconciliation of real property:	(in thousands)
Investment in real estate:
Balance at beginning of year	$23,734,733	$18,082,399	$14,844,319
Additions:
Acquisitions	2,210,600	3,597,955	2,923,251
Improvements	380,298	408,844	449,964
Assumed other items, net	160,897	772,972	108,404
Assumed debt	265,152	1,340,939	481,598
Total additions	3,016,947	6,154,628	3,969,299
Deductions:
Cost of real estate sold	(916,997)	(498,564)	(581,696)
Reclassification of accumulated depreciation and amortization for assets held for sale	(64,476)	(3,730)	(120,236)
Impairment of assets	-	-	(29,287)
Total deductions	(981,473)	(502,294)	(731,219)
Foreign currency translation	(278,272)	33,918	6,082
Balance at end of year(3)	$25,491,935	$23,734,733	$18,082,399

Accumulated depreciation:
Balance at beginning of year	$2,386,658	$1,555,055	$1,194,476
Additions:
Depreciation and amortization expenses	844,130	873,960	533,585
Amortization of above market leases	7,935	7,831	7,204
Total additions	852,065	881,791	540,789
Deductions:
Sale of properties	(123,582)	(49,625)	(59,974)
Reclassification of accumulated depreciation and amortization for assets held for sale	(64,476)	(3,730)	(120,236)
Total deductions	(188,058)	(53,355)	(180,210)
Foreign currency translation	(29,757)	3,167	-
Balance at end of year	$3,020,908	$2,386,658	$1,555,055

(3) The aggregate cost for tax purposes for real property equals $21,621,760,000, $20,260,297,000, and $14,788,080,000 at December 31, 2014, 2013 and 2012, respectively.

Health Care REIT, Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2014
					(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
California	Medical office buildings	6.08%	12/22/17	$314,464	$-	$65,000	$60,902	$-
United Kingdom	Seniors housing triple-net	7.00%	04/19/18	126,205	-	22,588	21,258	-
United Kingdom	Seniors housing triple-net	7.00%	11/21/18	110,898	-	21,653	18,912	-
Massachusetts	Seniors housing triple-net	7.86%	12/31/16	112,065	-	21,000	16,787	-
United Kingdom	Seniors housing triple-net	7.00%	12/31/19	19,605	-	28,664	4,264	-
Texas	Seniors housing triple-net	7.75%	10/31/18	26,419	-	8,800	4,014	-
Texas	Seniors housing triple-net	7.75%	10/31/18	20,734	-	8,800	3,150	-
United Kingdom	Seniors housing triple-net	8.50%	05/01/16	11,930	-	10,601	1,534	-
United Kingdom	Seniors housing triple-net	7.54%	07/31/15	9,605	-	3,116	1,500	-
Oklahoma	Seniors housing triple-net	8.11%	10/28/19	5,455	-	11,610	936	-

First mortgage relating to multiple properties:
Five properties in the United Kingdom	Seniors housing triple-net	7.50%	11/30/19	83,130	-	16,356	13,050	-

Second mortgages relating to 1 property located in:
Connecticut	Seniors housing triple-net	8.11%	04/01/18	36,406	15,583	5,300	5,258	-
Texas	Seniors housing triple-net	12.17%	05/01/19	32,042	5,293	3,100	3,100	-
Florida	Seniors housing triple-net	12.17%	07/01/18	27,908	9,283	2,700	2,700	-
Florida	Seniors housing triple-net	12.17%	11/01/18	27,908	7,861	2,700	2,700	-
Colorado	Seniors housing triple-net	9.00%	05/01/16	15,500	7,972	2,000	2,000	-
Indiana	Seniors housing triple-net	9.00%	05/01/16	11,625	7,864	1,500	1,500	-
Canada	Seniors housing triple-net	7.24%	12/31/16	-	12,413	86	86	-

Second mortgage relating to multiple properties:
Eleven properties in four states	Seniors housing triple-net	10.00%	12/30/18	$212,329	29,677	25,000	25,000	-

Totals					$95,946	$260,574	$188,651	$-

	Year Ended December 31,
	2014	2013	2012
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$146,987	$87,955	$63,934
Additions:
New mortgage loans	113,997	68,530	40,641
Draws on existing loans	26,330	-	-
Total additions	140,326	68,530	40,641
Deductions:
Collections of principal	(49,973)	(8,790)	(11,819)
Conversions to real property	(45,836)	-	(3,300)
Charge-offs	-	(2,110)	(1,501)
Total deductions	(95,810)	(10,900)	(16,620)
Change in balance due to foreign currency translation	(2,852)	1,402	-
Balance at end of year	$188,651	$146,987	$87,955

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

3.1(b)     Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-K filed March 20, 2000 (File No. 001-08923), and incorporated herein by reference thereto).

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

3.1(e)      Certificate of Change of Location of Registered Office and of Registered Agent of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 10-Q filed August 6, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(f)      Certificate of Designation of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed March 7, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(g)      Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed May 10, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(h)     Certificate of Designation of 6.50% Series J Cumulative Redeemable Preferred Stock of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed March 8, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(i)       Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed May 6, 2014 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(j)      Certificate of Elimination of Junior Participating Preferred Stock, Series A, of the Company.

3.1(k)     Certificate of Elimination of 6% Series H Cumulative Convertible and Redeemable Preferred Stock of the Company.

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

4.2(a)     Indenture, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(b)     Supplemental Indenture No. 1, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(c)      Amendment No. 1 to Supplemental Indenture No. 1, dated as of June 18, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 18, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(d)     Supplemental Indenture No. 2, dated as of April 7, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 7, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(e)      Amendment No. 1 to Supplemental Indenture No. 2, dated as of June 8, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(f)      Supplemental Indenture No. 3, dated as of September 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 13, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(g)      Supplemental Indenture No. 4, dated as of November 16, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 16, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(h)     Supplemental Indenture No. 5, dated as of March 14, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 14, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(i)       Supplemental Indenture No. 6, dated as of April 3, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 4, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(j)      Supplemental Indenture No. 7, dated as of December 6, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed December 11, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(k)     Supplemental Indenture No. 8, dated as of October 7, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed October 9, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(l)       Supplemental Indenture No. 9, dated as of November 20, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(m)    Supplemental Indenture No. 10, dated as of November 25, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 25, 2014 (File No. 001-08923), and incorporated herein by reference thereto).

4.3          Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

4.4          Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

10.1        Credit Agreement dated as of July 25, 2014 by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent, L/C issuer and a swingline lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Deutsche Bank Securities Inc., as documentation agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as U.S. joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and RBC Capital Markets, as Canadian joint lead arrangers; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint book runners (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed July 31, 2014 (File No. 001-08923), and incorporated herein by reference thereto).

10.2        Equity Purchase Agreement, dated as of February 28, 2011, by and among the Company, FC-GEN Investment, LLC and FC-GEN Operations Investment, LLC (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 28, 2011 (File No. 001-08923), and incorporated herein by reference thereto).

10.3(a)   Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(b)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.18 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(c)   Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.6 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(d)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.8 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(e)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.19 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(f)    Form of Amendment to Stock Option Agreements (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.7 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(g)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(h)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.20 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(i)    Form of Stock Option Agreement (without Dividend Equivalent Rights) for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(j)    Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.21 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(k)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(l)    Form of Restricted Stock Agreement for the Chief Executive Officer under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.22 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(m)  Form of Restricted Stock Agreement for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.23 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(n)   Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(o)   Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(p)   Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.24 to the Company’s Form 10-K filed March 10, 2006 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(q)   Form of Amendment to Deferred Stock Unit Grant Agreements for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.10 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(r)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.11 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(s)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.5 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4(a)   Sixth Amended and Restated Employment Agreement, dated July 16, 2013, by and between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed July 17, 2013 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4(b)   Retirement and Consulting Agreement, dated April 13, 2014, between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 8, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(a)   Amended and Restated Employment Agreement, dated December 28, 2014, between the Company and Thomas J. DeRosa.*

10.5(b)   Performance-Based Restricted Stock Unit Grant Agreement, dated effective as of July 30, 2014, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 4, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.3 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8        Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9        Employment Agreement, dated March 11, 2013, by and between the Company and Scott M. Brinker (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10      Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11      Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.12      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.13      Summary of Director Compensation.*

10.14      Health Care REIT, Inc. 2013-2015 Long-Term Incentive Program, as Amended and Restated (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 8, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciation and (vii) Schedule IV – Mortgage Loans on Real Estate.