Form 10-Q
period 2015-03-31
HEALTH CARE REIT INC /DE/
filed 2015-05-08
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, the registrant had 350,626,627 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,160,886	$2,046,541
Buildings and improvements	23,192,154	21,799,313
Acquired lease intangibles	1,187,094	1,135,936
Real property held for sale, net of accumulated depreciation	234,829	323,818
Construction in progress	211,941	186,327
Gross real property owned	26,986,904	25,491,935
Less accumulated depreciation and amortization	(3,186,424)	(3,020,908)
Net real property owned	23,800,480	22,471,027
Real estate loans receivable	745,267	380,169
Net real estate investments	24,545,747	22,851,196
Other assets:
Investments in unconsolidated entities	715,468	744,151
Goodwill	68,321	68,321
Deferred loan expenses	63,378	69,282
Cash and cash equivalents	202,273	473,726
Restricted cash	85,177	79,697
Straight-line rent receivable	307,050	279,806
Receivables and other assets	641,981	448,117
Total other assets	2,083,648	2,163,100
Total assets	$26,629,395	$25,014,296

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$410,000	$-
Senior unsecured notes	7,518,196	7,766,251
Secured debt	3,010,971	2,977,713
Capital lease obligations	75,622	84,049
Accrued expenses and other liabilities	604,149	626,825
Total liabilities	11,618,938	11,454,838
Redeemable noncontrolling interests	92,508	86,409
Equity:
Preferred stock	1,006,250	1,006,250
Common stock	350,434	328,835
Capital in excess of par value	16,218,794	14,740,712
Treasury stock	(41,373)	(35,241)
Cumulative net income	3,049,173	2,842,022
Cumulative dividends	(5,924,844)	(5,635,923)
Accumulated other comprehensive income (loss)	(107,496)	(77,009)
Other equity	4,449	5,507
Total Health Care REIT, Inc. stockholders’ equity	14,555,387	13,175,153
Noncontrolling interests	362,562	297,896
Total equity	14,917,949	13,473,049
Total liabilities and equity	$26,629,395	$25,014,296

NOTE: The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended
		March 31,
		2015	2014
	Revenues:
	Rental income	$379,587	$336,455
	Resident fees and services	492,510	456,265
	Interest income	16,994	8,594
	Other income	5,086	493
	Total revenues	894,177	801,807
	Expenses:
	Interest expense	121,080	120,833
	Property operating expenses	376,461	341,431
	Depreciation and amortization	188,829	233,318
	General and administrative	35,138	32,865
	Transaction costs	48,554	952
	Loss (gain) on derivatives, net	(58,427)	-
	Loss (gain) on extinguishment of debt, net	15,401	(148)
	Impairment of assets	2,220	-
	Total expenses	729,256	729,251

	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	164,921	72,556
	Income tax (expense) benefit	304	(2,260)
	Income (loss) from unconsolidated entities	(12,648)	(5,556)
	Income (loss) from continuing operations	152,577	64,740
	Income (loss) from discontinued operations, net	-	460
	Gain (loss) on real estate dispositions, net	56,845	-
	Net income	209,422	65,200
Less:	Preferred stock dividends	16,352	16,353
Less:	Net income (loss) attributable to noncontrolling interests(1)	2,271	(1,175)
	Net income (loss) attributable to common stockholders	$190,799	$50,022

	Average number of common shares outstanding:
	Basic	336,754	289,606
	Diluted	337,812	290,917

	Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.57	$0.17
	Net income (loss) attributable to common stockholders*	$0.57	$0.17

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.56	$0.17
	Net income (loss) attributable to common stockholders*	$0.56	$0.17

	Dividends declared and paid per common share	$0.825	$0.795

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$209,422	$65,200

Other comprehensive income (loss):
Unrecognized gain (loss) on available for sale securities	(11,687)	549
Unrealized gains (losses) on cash flow hedges	(2,159)	440
Foreign currency translation gain (loss)	(29,197)	(9,889)
Total other comprehensive income (loss)	(43,043)	(8,900)

Total comprehensive income (loss)	166,379	56,300
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(10,285)	(9,187)
Total comprehensive income (loss) attributable to common stockholders	$176,664	$65,487

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31, 2015
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$328,835	$14,740,712	$(35,241)	$2,842,022	$(5,635,923)	$(77,009)	$5,507	$297,896	$13,473,049
Comprehensive income:
Net income (loss)					207,151				1,925	209,076
Other comprehensive income							(30,487)		(12,556)	(43,043)
Total comprehensive income										166,033
Net change in noncontrolling interests			(4,540)						75,297	70,757
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,001	73,642	(6,132)				(1,275)		67,236
Proceeds from issuance of common stock		19,550	1,404,385							1,423,935
Equity component of convertible debt		1,048	4,595							5,643
Option compensation expense								217		217
Cash dividends paid:
Common stock cash dividends						(272,569)				(272,569)
Preferred stock cash dividends						(16,352)				(16,352)
Balances at end of period	$1,006,250	$350,434	$16,218,794	$(41,373)	$3,049,173	$(5,924,844)	$(107,496)	$4,449	$362,562	$14,917,949

	Three Months Ended March 31, 2014
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,017,361	$289,461	$12,418,520	$(21,263)	$2,329,869	$(4,600,854)	$(24,531)	$6,020	$341,748	$11,756,331
Comprehensive income:
Net income (loss)					66,375				(982)	65,393
Other comprehensive income							(888)		(8,012)	(8,900)
Total comprehensive income										56,493
Net change in noncontrolling interests			(2,713)						(4,383)	(7,096)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		1,397	67,725	(5,191)				(12)		63,919
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								233		233
Cash dividends paid:
Common stock cash dividends						(230,801)				(230,801)
Preferred stock cash dividends						(16,353)				(16,353)
Balances at end of period	$1,006,250	$291,091	$12,494,410	$(26,454)	$2,396,244	$(4,848,008)	$(25,419)	$6,241	$328,371	$11,622,726

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income	$209,422	$65,200
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	188,829	233,318
Other amortization expenses	1,320	1,672
Impairment of assets	2,220	-
Stock-based compensation expense	9,054	7,667
Loss (gain) on derivatives, net	(58,427)	-
Loss (gain) on extinguishment of debt, net	15,401	(148)
Loss (income) from unconsolidated entities	12,648	5,556
Rental income in excess of cash received	(27,244)	(15,323)
Amortization related to above (below) market leases, net	113	266
Loss (gain) on sales of properties, net	(56,845)	-
Distributions by unconsolidated entities	172	4,560
Increase (decrease) in accrued expenses and other liabilities	(47,489)	(25,532)
Decrease (increase) in receivables and other assets	(22,992)	(18,575)
Net cash provided from (used in) operating activities	226,182	258,661

Investing activities:
Cash disbursed for acquisitions	(1,500,994)	(55,041)
Cash disbursed for capital improvements to existing properties	(29,828)	(27,406)
Cash disbursed for construction in progress	(59,552)	(52,717)
Capitalized interest	(2,387)	(1,605)
Investment in real estate loans receivable	(384,695)	(29,709)
Other investments, net of payments	(102,126)	1,787
Principal collected on real estate loans receivable	16,501	10,646
Contributions to unconsolidated entities	(83,964)	(214,832)
Distributions by unconsolidated entities	89,195	12,462
Proceeds from (payments on) derivatives	72,477	-
Decrease (increase) in restricted cash	(1,660)	5,024
Proceeds from sales of real property	177,265	-
Net cash provided from (used in) investing activities	(1,809,768)	(351,391)

Financing activities:
Net increase (decrease) under unsecured credit facilities	410,000	432,000
Payments to extinguish senior unsecured notes	(154,654)	(1)
Net proceeds from the issuance of secured debt	82,724	10,690
Payments on secured debt	(208,057)	(129,539)
Net proceeds from the issuance of common stock	1,489,547	63,755
Decrease (increase) in deferred loan expenses	(4,485)	(2,284)
Contributions by noncontrolling interests(1)	2,514	778
Distributions to noncontrolling interests(1)	(7,417)	(7,386)
Acquisitions of noncontrolling interests	-	(1,175)
Cash distributions to stockholders	(288,921)	(247,154)
Other financing activities	(8,428)	(87)
Net cash provided from (used in) financing activities	1,312,823	119,597
Effect of foreign currency translation on cash and cash equivalents	(690)	281
Increase (decrease) in cash and cash equivalents	(271,453)	27,148
Cash and cash equivalents at beginning of period	473,726	158,780
Cash and cash equivalents at end of period	$202,273	$185,928

Supplemental cash flow information:
Interest paid	$134,737	$126,302
Income taxes paid	2,942	10,064

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of March 31, 2015, our diversified portfolio consisted of 1,384 properties in 46 states, the United Kingdom, and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily an indication of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

     New Accounting Standards

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted.  In April 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, but early adoption is permitted.  We are currently evaluating the impact that the standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

     In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination.  ASU 2015-02 is effective beginning January 1, 2016.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

     In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected.  Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance.  The guidance is effective beginning January 1, 2016.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Triple-net Activity

		Three Months Ended
	(In thousands)	March 31, 2015(1)	March 31, 2014
	Land and land improvements	$70,002	$2,750
	Buildings and improvements	537,014	30,693
	Acquired lease intangibles	799	-
	Receivables and other assets	7	-
	Total assets acquired	607,822	33,443
	Accrued expenses and other liabilities	(732)	-
	Total liabilities assumed	(732)	-
	Non-cash acquisition related activity	(357)	(657)
	Cash disbursed for acquisitions	606,733	32,786
	Construction in progress additions	45,360	24,657
Less:	Capitalized interest	(1,756)	(1,170)
	Foreign currency translation	(642)	(14)
	Cash disbursed for construction in progress	42,962	23,473
	Capital improvements to existing properties	11,557	5,877
	Total cash invested in real property, net of cash acquired	$661,252	$62,136

(1) Includes acquisitions with an aggregate purchase price of $571,586,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

     Seniors Housing Operating Activity

     Acquisitions of seniors housing operating properties are structured under RIDEA, which is described in Note 18.  This structure results in the inclusion of all resident revenues and related property operating expenses from the operation of these qualified health care properties in our Consolidated Statements of Comprehensive Income.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding our foreign currency policies.

		Three Months Ended
	(In thousands)	March 31, 2015(1)	March 31, 2014
	Land and land improvements	$86,184	$2,100
	Building and improvements	1,016,426	19,069
	Acquired lease intangibles	62,838	1,331
	Restricted cash	3,820	-
	Receivables and other assets	23,014	-
	Total assets acquired(2)	1,192,282	22,500
	Secured debt	(208,960)	-
	Accrued expenses and other liabilities	(16,164)	(245)
	Total liabilities assumed	(225,124)	(245)
	Noncontrolling interests	(83,194)	-
	Cash disbursed for acquisitions	883,964	22,255
	Construction in progress additions	4,193	1,026
Less:	Capitalized interest	(394)	(50)
	Foreign currency translation	(1,472)	-
	Cash disbursed for construction in progress	2,327	976
	Capital improvements to existing properties	11,632	13,998
	Total cash invested in real property, net of cash acquired	$897,923	$37,229

(1) Includes acquisitions with an aggregate purchase price of $885,642,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $1,677,000 and $245,000 of cash acquired during the three months ended March 31, 2015 and 2014, respectively.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity

		Three Months Ended
	(In thousands)	March 31, 2015 (1)	March 31, 2014
	Buildings and improvements	$9,786	$-
	Acquired lease intangibles	511	-
	Total assets acquired	10,297	-
	Cash disbursed for acquisitions	10,297	-
	Construction in progress additions	16,421	38,237
Less:	Capitalized interest	(237)	(385)
	Accruals(2)	(1,921)	(9,584)
	Cash disbursed for construction in progress	14,263	28,268
	Capital improvements to existing properties	6,639	7,531
	Total cash invested in real property	$31,199	$35,799

(1) Includes acquisitions with an aggregate purchase price of $10,297,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Represents non-cash consideration accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Development projects:
Triple-net	$-	$8,481
Outpatient medical	16,592	42,799
Total development projects	16,592	51,280
Expansion projects	19,541	9,209
Total construction in progress conversions	$36,133	$60,489

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014
Assets:
In place lease intangibles	$1,037,697	$988,290
Above market tenant leases	66,162	65,684
Below market ground leases	62,426	62,426
Lease commissions	20,809	19,536
Gross historical cost	1,187,094	1,135,936
Accumulated amortization	(789,546)	(776,501)
Net book value	$397,548	$359,435

Weighted-average amortization period in years	16.2	17.7

Liabilities:
Below market tenant leases	$91,365	$91,168
Above market ground leases	7,859	7,859
Gross historical cost	99,224	99,027
Accumulated amortization	(42,853)	(40,891)
Net book value	$56,371	$58,136

Weighted-average amortization period in years	14.4	14.4

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Rental income related to above/below market tenant leases, net	$206	$(45)
Property operating expenses related to above/below market ground leases, net	(319)	(311)
Depreciation and amortization related to in place lease intangibles and lease commissions	(24,324)	(79,393)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2015	$72,406	$$3,323
2016	60,019	8,176
2017	37,369	8,594
2018	26,596	8,500
2019	23,289	6,819
Thereafter	177,869	20,959
Total	$397,548	$56,371

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions or the exercise of tenant purchase options.  Of our total sales proceeds, $19,493,000 was deposited in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Real property dispositions:
Triple-net	$110,998	$-
Outpatient medical	9,422	-
Total dispositions	120,420	-
Gain (loss) on sales of real property, net	56,845	-
Proceeds from real property sales	$177,265	$-

     Dispositions and Assets Held for Sale

     Pursuant to our adoption of ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), operating results attributable to properties sold subsequent to or classified as held for sale after January 1, 2014 and which do not meet the definition of discontinued operations are no longer reclassified on our Consolidated Statements of Comprehensive Income.  The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$4,517	$28,243
Expenses:
Interest expense	1,303	7,644
Property operating expenses	14	673
Provision for depreciation	133	8,236
Total expenses	1,450	16,553
Income (loss) from real estate dispositions, net	$3,067	$11,690

Discontinued Operations

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

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental income	$-	$583
Expenses:
Interest expense	-	123
Total expenses	-	123
Income (loss) from discontinued operations, net	$-	$460

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2015			March 31, 2014
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$368,080	$-	$368,080	$1,203	$-	$1,203
Draws on existing loans	14,330	2,285	16,615	23,077	5,429	28,506
Net cash advances on real estate loans	382,410	2,285	384,695	24,280	5,429	29,709
Receipts on real estate loans receivable:
Loan payoffs	8,568	-	8,568	500	-	500
Principal payments on loans	7,933	-	7,933	10,127	19	10,146
Net cash receipts on real estate loans	16,501	-	16,501	10,627	19	10,646

Net cash advances (receipts) on real estate loans	365,909	2,285	368,194	13,653	5,410	19,063
Change in balance due to foreign currency translation	(3,096)	-	(3,096)	192	-	192
Net change in real estate loans receivable	$362,813	$2,285	$365,098	$13,845	$5,410	$19,255

We recorded no provision for loan losses during the three months ended March 31, 2015.  At March 31, 2015, we had real estate loans with outstanding balances of $21,000,000 on non-accrual status with an allowance for loan losses of $0.

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

	Percentage Ownership(1)	March 31, 2015	December 31, 2014
Triple-net	10% to 49%	$31,276	$31,511
Seniors housing operating	10% to 50%	509,743	539,147
Outpatient medical	36% to 49%	174,449	173,493
Total		$715,468	$744,151

(1) Excludes ownership of in-substance real estate.

     At March 31, 2015, the aggregate unamortized basis difference of our joint venture investments of $169,696,000 is primarily attributable to appreciation of the underlying properties and transaction costs.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use net operating income from continuing operations (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration as of March 31, 2015, excluding our share of NOI in unconsolidated entities (dollars in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	180	$87,277	17%
Sunrise Senior Living(3)	143	71,268	14%
Brookdale Senior Living	146	42,092	8%
Benchmark Senior Living	49	21,726	4%
Revera(3)	71	19,121	4%
Remaining portfolio	727	276,232	53%
Totals	1,316	$517,716	100%

(1)     Genesis Healthcare is in our triple-net segment.  Sunrise Senior Living and Revera are in our seniors housing operating segment.  Benchmark Senior Living and Brookdale Senior Living are in both our triple-net and seniors housing operating segments.

(2)     NOI with our top five relationships comprised 49% of total NOI for the year ending December 31, 2014.

(3)     Revera owns a controlling interest in Sunrise.

9. Borrowings Under Credit Facilities and Related Items

     At March 31, 2015, we had a primary unsecured credit facility with a consortium of 28 banks that includes a $2,500,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000 and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $500,000,000 in alternate currencies (none outstanding at March 31, 2015).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.103% at March 31, 2015). The applicable margin is based on certain of our debt ratings and was 0.925% at March 31, 2015.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at March 31, 2015.  The primary unsecured credit facility is scheduled to expire October 31, 2018 and can be extended for an additional year at our option.

     The following information relates to aggregate borrowings under the unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Balance outstanding at quarter end(1)	$410,000	$562,000
Maximum amount outstanding at any month end	$430,000	$562,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$408,944	$286,889
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.21%	1.34%

(1) As of March 31, 2015, letters of credit in the aggregate amount of $65,335,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At March 31, 2015, the annual principal payments due on these debt

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2015	$-	$332,035	$332,035
2016	700,000	493,223	1,193,223
2017	450,000	379,397	829,397
2018	450,000	444,394	894,394
2019(4,5)	1,297,150	371,800	1,668,950
Thereafter(6,7)	4,670,771	951,809	5,622,580
Totals	$7,567,921	$2,972,658	$10,540,579

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.1% to 6.5%.
(3) Annual interest rates range from 1.0% to 7.9%. Carrying value of the properties securing the debt totaled $5,349,988,000 at March 31, 2015.

(4) On July 25, 2014, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $197,150,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2015).  The loan matures on October 31, 2018 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 97.5 basis points (2.0% at March 31, 2015).

(5) On July 25, 2014, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on October 31, 2018 (with an option to extend for one additional year at our discretion) and bears interest at LIBOR plus 97.5 basis points (1.15% at March 31, 2015).

(6) On November 20, 2013, we completed the sale of £550,000,000 (approximately $816,860,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2015) of 4.8% senior unsecured notes due 2028.

(7) On November 25, 2014, we completed the sale of £500,000,000 (approximately $742,600,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2015) of 4.5% senior unsecured notes due 2034.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$7,817,154	4.385%	$7,421,707	4.400%
Debt redeemed	(154,654)	3.000%	(1)	3.000%
Foreign currency	(94,579)	4.333%	(3,332)	3.486%
Ending balance	$7,567,921	4.352%	$7,418,374	4.400%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,941,765	4.94%	$3,010,711	5.10%
Debt issued	82,724	2.34%	10,690	3.54%
Debt assumed	205,897	3.98%	-	0.00%
Debt extinguished	(192,427)	4.02%	(114,084)	5.73%
Principal payments	(15,630)	5.01%	(15,455)	5.12%
Foreign currency	(49,672)	3.96%	(15,905)	3.86%
Ending balance	$2,972,657	4.88%	$2,875,957	5.08%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2015, we were in compliance with all of the covenants under our debt agreements.

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

     I nterest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $5,363,000 of losses, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the three months ended March 31, 2015, we settled certain net investment hedges generating cash proceeds of $72,477,000.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2015	December 31, 2014
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,175,000	$900,000
Denominated in Pounds Sterling	£350,000	£350,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$55,000	$58,000
Denominated in Pounds Sterling	£42,000	£40,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$3,000	$12,000

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended
		March 31,
	Location	2015	2014
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$-	$(3)

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(466)	(443)

Gain (loss) on forward exchange contracts recognized in income	Interest expense	2,747	-

Loss (gain) on option exercise(1)	Loss (gain) on derivatives, net	(58,427)	-

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	184,051	18,489

(1) In April 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis Healthcare Corporation. In conjunction with this transaction, we received the option to acquire an ownership interest in Genesis Healthcare. In February 2015, Genesis Healthcare closed on a transaction to merge with Skilled Healthcare Group to become a publicly traded company which required us to record the value of the derivative asset due to the net settlement feature.

12. Commitments and Contingencies

     At March 31, 2015, we had seven outstanding letter of credit obligations totaling $77,057,000 and expiring between 2015 and 2018.  At March 31, 2015, we had outstanding construction in progress of $211,941,000 and were committed to providing additional funds of approximately $355,231,000 to complete construction.  Purchase obligations include contingent purchase obligations totaling $59,856,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At March 31, 2015, we had operating lease obligations of $948,535,000 relating to certain ground leases and company office space and capital lease obligations of $102,117,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At March 31, 2015, aggregate future minimum rentals to be received under these noncancelable subleases totaled $28,834,000.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2015	December 31, 2014
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	25,875,000
Outstanding shares	25,875,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	351,237,849	329,487,615
Outstanding shares	350,471,798	328,790,066

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	25,875,000	6.500%	26,108,236	6.496%
Shares converted	-	0.000%	(233,236)	6.000%
Ending balance	25,875,000	6.500%	25,875,000	6.500%

     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2014 Dividend reinvestment plan issuances	1,143,397	$55.71	$63,703	$63,703
2014 Option exercises	1,155	45.02	52	52
2014 Senior note conversions	1		-	-
2014 Preferred stock conversions	233,236		-	-
2014 Totals	1,377,789		$63,755	$63,755

February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	766,488	76.38	58,547	58,547
2015 Option exercises	149,788	47.17	7,065	7,065
2015 Stock incentive plans, net of forfeitures	166,815		-	-
2015 Senior note conversions	1,048,641		-	-
2015 Totals	21,681,732		$1,541,637	$1,489,547

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2015		March 31, 2014
	Per Share	Amount	Per Share	Amount
Common Stock	$0.8250	$272,569	$0.7950	$230,801
Series H Preferred Stock	-	-	0.0079	1
Series I Preferred Stock	0.8125	11,680	0.8125	11,680
Series J Preferred Stock	0.4064	4,672	0.4064	4,672
Totals		$288,921		$247,154

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)
Other comprehensive income before reclassification adjustments	(16,641)	(11,687)	-	(2,625)	(30,953)
Reclassification amount to net income	-	-	-	466 (1)	466
Net current-period other comprehensive income	(16,641)	(11,687)	-	(2,159)	(30,487)
Balance at March 31, 2015	$(91,411)	$(11,687)	$(1,589)	$(2,809)	$(107,496)

Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)
Other comprehensive income before reclassification adjustments	(1,877)	549	-	(3)	(1,331)
Reclassification amount to net income	-	-	-	443 (1)	443
Net current-period other comprehensive income	(1,877)	549	-	440	(888)
Balance at March 31, 2014	$(19,508)	$160	$(1,452)	$(4,619)	$(25,419)

(1) Please see note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. The 2005 Plan replaced the 1995 Stock Incentive Plan (“1995 Plan”) and the Stock Plan for Non-Employee Directors. The options granted to officers and key employees under the 1995 Plan vested through 2010 and expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $9,054,000 for the three months ended March 31, 2015 and $7,667,000 for the same period in 2014.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$190,799	$50,022

Denominator for basic earnings per
share - weighted average shares	336,754	289,606
Effect of dilutive securities:
Employee stock options	200	148
Non-vested restricted shares	416	540
Convertible senior unsecured notes	442	623
Dilutive potential common shares	1,058	1,311
Denominator for diluted earnings per
share - adjusted weighted average shares	337,812	290,917

Basic earnings per share	$0.57	$0.17
Diluted earnings per share	$0.56	$0.17

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$554,731	$577,232	$188,651	$194,935
Other real estate loans receivable	190,536	192,005	191,518	195,375
Available-for-sale equity investments	46,740	46,740	-	-
Cash and cash equivalents	202,273	202,273	473,726	473,726
Foreign currency forward contracts	73,081	73,081	57,087	57,087

Financial liabilities:
Borrowings under unsecured credit facilities	$410,000	$410,000	$-	$-
Senior unsecured notes	7,518,196	8,378,885	7,766,251	8,613,702
Secured debt	3,010,971	2,993,308	2,977,713	3,053,067
Foreign currency forward contracts	410	410	1,495	1,495
Redeemable OP unitholder interests	47,147	47,147	46,722	46,722

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of March 31, 2015
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$46,740	$46,740	$-	$-
Foreign currency forward contracts, net(2)	72,671	-	72,671	-
Redeemable OP unitholder interests	47,147	-	47,147	-
Totals	$166,558	46,740	$119,818	$-

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

17. Segment Reporting

      We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our four operating segments: triple-net, seniors housing operating, outpatient medical and life science.  During the quarter ended March 31, 2015, we changed the names of our seniors housing triple-net segment to triple-net and our medical facilities segment to outpatient medical.

     Our triple-net properties include long-term/post-acute care facilities, hospitals, assisted living facilities, independent living/continuing care retirement communities, care homes (United Kingdom), independent support living facilities (Canada), care homes with nursing (United Kingdom) and combinations thereof. Under the triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include the seniors housing communities referenced above that are owned and/or operated through RIDEA structures (see Notes 3 and 18).

     Our outpatient medical properties include medical office buildings and life science buildings which are aggregated into our outpatient medical reportable segment. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management.  Our life science investment represents an investment in an unconsolidated entity (see Note 7).

          We evaluate performance based upon NOI by segment. We define NOI as total revenues, including tenant reimbursements, less property level operating expenses. We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

     Non-segment revenue consists mainly of interest income on non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

are components of the appropriate segments.  There are no intersegment sales or transfers.

     Summary information for the reportable segments is as follows for the periods presented (in thousands):

Three Months Ended March 31, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$264,406	$-	$115,181	$-	$379,587
Resident fees and services	-	492,510	-	-	492,510
Interest income	14,699	1,031	1,264	-	16,994
Other income	3,883	1,020	161	22	5,086
Total revenues	282,988	494,561	116,606	22	894,177

Property operating expenses	-	338,507	37,954	-	376,461
Net operating income from continuing operations	282,988	156,054	78,652	22	517,716

Reconciling items:
Interest expense	10,027	34,458	7,625	68,970	121,080
Loss (gain) on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	70,031	76,636	42,162	-	188,829
General and administrative	-	-	-	35,138	35,138
Transaction costs	36,172	12,042	341	-	48,555
Loss (gain) on extinguishment of debt, net	10,336	-	-	5,064	15,400
Impairment of assets	2,220	-	-	-	2,220
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	212,629	32,918	28,524	(109,150)	164,921
Income tax expense	418	(533)	466	(48)	303
(Loss) income from unconsolidated entities	1,393	(15,073)	1,032	-	(12,648)
Income (loss) from continuing operations	214,440	17,312	30,022	(109,198)	152,576
Gain (loss) on real estate dispositions, net	54,097	-	2,749	-	56,846
Net income (loss)	$268,537	$17,312	$32,771	$(109,198)	$209,422

Total assets	$11,916,636	$10,208,763	$4,444,058	$59,938	$26,629,395

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2014:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$237,716	$-	$98,739	$-	$336,455
Resident fees and services	-	456,265	-	-	456,265
Interest income	7,720	-	874	-	8,594
Other income	144	54	280	15	493
Total revenues	245,580	456,319	99,893	15	801,807

Property operating expenses	243	308,184	33,004	-	341,431
Net operating income from continuing operations	245,337	148,135	66,889	15	460,376

Reconciling items:
Interest expense	9,115	27,479	9,383	74,856	120,833
Depreciation and amortization	67,269	129,162	36,887	-	233,318
General and administrative	-	-	-	32,865	32,865
Transaction costs	275	630	47	-	952
Loss (gain) on extinguishment of debt, net	-	(148)	-	-	(148)
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	168,678	(8,988)	20,572	(107,706)	72,556
Income tax expense	(355)	(1,643)	(262)	-	(2,260)
(Loss) income from unconsolidated entities	1,382	(7,961)	1,023	-	(5,556)
Income (loss) from continuing operations	169,705	(18,592)	21,333	(107,706)	64,740
Income (loss) from discontinued operations	460	-	-	-	460
Net income (loss)	$170,165	$(18,592)	$21,333	$(107,706)	$65,200

	Three Months Ended
	March 31, 2015		March 31, 2014
Revenues:	Amount	%	Amount	%
United States	$745,136	83.3%	$675,099	84.2%
International	149,041	16.7%	126,708	15.8%
Total	$894,177	100.0%	$801,807	100.0%

	As of
	March 31, 2015		December 31, 2014
Assets:	Amount	%	Amount	%
United States	$21,880,931	82.2%	$20,728,477	82.9%
International	4,748,464	17.8%	4,285,819	17.1%
Total	$26,629,395	100.0%	$25,014,296	100.0%

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

     Income tax expense reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements.

      The income tax benefit for the three month periods ended March 31, 2015 and 2014 is due primarily to operating income or losses at our TRS entities.  Net deferred tax liabilities with respect to our TRS entities totaled $13,771,000 and $12,451,000 as of March 31, 2015 and December 31, 2014, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets.

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

      The balance of our unrecognized tax benefits as of March 31, 2015 and December 31, 2014 was $857,000.  The unrecognized tax benefits and related penalties, as currently accrued for, have an immaterial impact on the effective tax rate to the extent that they would be recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2015 Key Performance Indicators, Trends and Uncertainties Corporate Governance	27 27 28 28 29 31

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	32 32 33 33

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	34 35 37 39 41

OTHER

Non-GAAP Financial Measures Other Disclosures Critical Accounting Policies	42 46 49
Cautionary Statement Regarding Forward-Looking Statements	49

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Health Care REIT, Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2014, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  References herein to “we,” “us,” “our,” or the “company” refer to Health Care REIT, Inc. and its subsidiaries unless specifically noted otherwise.

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

     The following table summarizes our consolidated portfolio as of March 31, 2015 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$282,988	54.7%	731
Seniors housing operating	156,054	30.1%	342
Outpatient medical	78,652	15.2%	243
Totals	$517,694	100.0%	1,316

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

     Substantially all of our revenues are derived from operating lease rentals, resident fees and services, and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our customers/partners experience operating difficulties and become unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the outpatient medical portfolio with a comprehensive process including tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.  We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility.  When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we are generally able to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended March 31, 2015, rental income and resident fees and services represented 42% and 55%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At March 31, 2015, we had $202,273,000 of cash and cash equivalents, $85,177,000 of restricted cash and $2,024,665,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  In July 2014, we closed on a new primary unsecured credit facility that further enhances our access to efficient capital and financial flexibility.  For the 15 months ended March 31, 2015, we raised over $4.7 billion in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported $3.6 billion in pro rata gross new investments during 2014 and $2.2 billion during the three months ended March 31, 2015.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2015

     Capital.  In February 2015, we completed the public issuance of 19,550,000 shares of common stock at a price of $75.50 per share for approximate gross proceeds of $1,476,025,000. This was the largest overnight common stock offering and the highest offering price in our history. Also, during the three months ended March 31, 2015, we raised $58,547,000 through our dividend reinvestment program.

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the three months ended March 31, 2015 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	17	$612,504	6.8%	$607,822
Seniors housing operating	38	1,022,004	6.1%	1,192,282
Outpatient medical	1	10,300	6.5%	10,297
Totals	56	$1,644,808	6.4%	$1,810,401

(1) Represents stated pro rata purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected income to be received in cash divided by investment amounts.
(3) Represents amounts recorded on our books including fair value adjustments pursuant to U.S. GAAP. See Notes 3, 6 and 7 to our unaudited consolidated financial statements for additional information.

     Dispositions.  The following summarizes our property dispositions completed during the three months ended March 31, 2015 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	11	$165,095	8.4%	$110,998
Outpatient medical	1	10,549	7.3%	9,422
Totals	12	$175,644	8.3%	$120,420

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Notes 5 and 6 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.30 per common share ($0.825 per share quarterly), as compared to $3.18 per common share for 2014, beginning in February 2015.  The dividend declared for the quarter ended March 31, 2015 represents the 176th consecutive quarterly dividend payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2014	2015

Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799
Funds from operations	288,803	284,245	316,512	284,516	344,250
Net operating income from continuing operations	460,376	482,692	492,366	504,754	517,716
Same store cash net operating income	411,867	424,197	428,268	425,669	419,110

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.17	$0.24	$0.44	$0.58	$0.57
Funds from operations	0.99	0.95	1.01	0.86	1.02

     Concentration Risk. We evaluate our concentration risk in terms of NOI by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOI could be at risk if certain sectors were to experience downturns.  Property mix measures the portion of our NOI that relates to our various property types. Relationship mix measures the portion of our NOI that relates to our top five relationships. Geographic mix measures the portion of our NOI that relates to our top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by NOI as of the date indicated below:

	March 31,	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2014	2015

Property mix:(1)
Triple-net	53%	53%	53%	53%	55%
Seniors housing operating	32%	33%	33%	32%	30%
Outpatient medical	15%	14%	14%	15%	15%

Relationship mix:(1)
Genesis Healthcare	15%	16%	16%	16%	17%
Sunrise Senior Living(2)	15%	15%	16%	15%	14%
Brookdale Senior Living	9%	9%	8%	8%	8%
Benchmark Senior Living	4%	4%	4%	4%	4%
Revera(2)	4%	4%	5%	4%	4%
Remaining relationships	53%	52%	51%	53%	53%

Geographic mix:(1)
California	10%	10%	10%	10%	10%
United Kingdom	7%	6%	7%	7%	8%
New Jersey	8%	8%	9%	8%	8%
Texas	7%	7%	7%	7%	7%
Pennsylvania	5%	5%	5%	5%	6%
Remaining geographic areas	63%	64%	62%	63%	61%

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

“Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2014	2014	2014	2014	2015

Debt to book capitalization ratio	48%	45%	43%	45%	42%
Debt to undepreciated book
capitalization ratio	43%	40%	38%	40%	38%
Debt to market capitalization ratio	37%	33%	32%	29%	28%

Interest coverage ratio	3.45x	3.51x	3.86x	4.29x	4.21x
Fixed charge coverage ratio	2.74x	2.77x	3.07x	3.39x	3.34x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2015 (dollars in thousands):

	Expiration Year
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Thereafter

Triple-net:
Properties	13	-	33	51	3	12	26	41	14	21	485
Base rent(1)	$26,583	$-	$14,907	$37,421	$2,973	$14,900	$38,640	$36,735	$19,591	$45,752	$884,451
% of base rent	2.4%	0.0%	1.3%	3.3%	0.3%	1.3%	3.4%	3.3%	1.7%	4.1%	78.8%
Units/beds	1,143	-	1,467	3,151	235	1,076	3,805	5,144	1,464	2,254	53,165
% of Units/beds	1.6%	0.0%	2.0%	4.3%	0.3%	1.5%	5.2%	7.1%	2.0%	3.1%	72.9%

Outpatient medical:
Square feet	551,708	939,097	1,212,299	947,840	1,094,263	1,049,196	1,103,054	2,148,033	1,164,307	1,378,599	3,186,302
Base rent(1)	$12,868	$19,915	$28,346	$23,178	$27,879	$23,496	$26,484	$45,323	$24,441	$38,147	$74,625
% of base rent	3.7%	5.8%	8.2%	6.7%	8.1%	6.8%	7.7%	13.1%	7.1%	11.1%	21.7%
Leases	200	203	252	201	215	131	129	144	82	104	102
% of Leases	11.3%	11.5%	14.3%	11.4%	12.2%	7.4%	7.3%	8.2%	4.7%	5.9%	5.8%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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

	Three Months Ended		Change
	March 31, 2015	March 31, 2014	$	%

Cash and cash equivalents at beginning of period	$473,726	$158,780	$314,946	198%
Cash provided from (used in):
Operating activities	226,182	258,661	(32,479)	-13%
Investing activities	(1,809,768)	(351,391)	(1,458,377)	415%
Financing activities	1,312,823	119,597	1,193,226	998%
Effect of foreign currency translation on cash and cash equivalents	(690)	281	(971)	n/a
Cash and cash equivalents at end of period	$202,273	$185,928	$16,345	9%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the three months ended March 31, 2015, cash distributions to stockholders exceeded cash flow provided from operations. The sources of funds for these excess distributions was available cash on hand, which was $473,726,000 at December 31, 2014 and $202,273,000 at March 31, 2015.  For the three months ended March 31, 2014, cash flow provided from operations exceeded cash distributions to stockholders.

     Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions in 2015” and Notes 3, 6 and 7 of our unaudited consolidated financial statements.  The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
New development	$59,552	$52,717	$6,835	13%
Recurring capital expenditures, tenant improvements and lease commissions	10,485	12,392	(1,907)	-15%
Renovations, redevelopments and other capital improvements	19,343	15,014	4,329	29%
Total	$89,380	$80,123	$9,257	12%

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

Off-Balance Sheet Arrangements

     At March 31, 2015, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At March 31, 2015, we had seven outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Unsecured revolving credit facility(1)	$410,000	$-	$-	$410,000	$-
Senior unsecured notes and credit facilities:(2)
U.S. Dollar senior unsecured notes	5,311,311	-	1,150,000	1,050,000	3,111,311
Pounds Sterling senior unsecured notes(3)	1,559,460	-	-	-	1,559,460
U.S. Dollar term credit facility	500,000	-	-	500,000	-
Canadian Dollar term credit facility(3)	197,150	-	-	197,150	-
Secured debt:(2,3)
Consolidated	2,972,658	332,035	872,620	816,194	951,809
Unconsolidated	686,005	35,435	131,029	67,494	452,047
Contractual interest obligations:(4)
Unsecured revolving credit facility	4,522	-	-	4,522	-
Senior unsecured notes and term loans(3)	3,386,089	241,601	619,967	520,362	2,004,159
Consolidated secured debt(3)	659,921	107,417	217,280	123,208	212,016
Unconsolidated secured debt(3)	184,022	19,521	45,743	36,812	81,946
Capital lease obligations(5)	102,117	3,548	9,464	9,012	80,093
Operating lease obligations(5)	948,535	11,310	30,225	30,361	876,639
Purchase obligations(5)	415,087	77,363	329,627	6,666	1,431
Other long-term liabilities(6)	6,759	1,106	2,950	2,703	-
Total contractual obligations	$17,343,636	$829,336	$3,408,905	$3,774,484	$9,330,911

(1) Relates to unsecured revolving credit facility with an aggregate commitment of $2,500,000,000. See Note 9 to our unaudited consolidated financial statements for additional information.
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
(6) Primarily relates to payments to be made under our Supplemental Executive Retirement Plan.

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2015, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of March 31, 2015 is as follows:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Per Agreement
	Primary Unsecured Credit Facility	Senior Unsecured Notes	Actual at
Covenant			March 31, 2015
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	42%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	11%
Total Indebtedness to Total Assets maximum	n/a	60%	41%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	37%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	4.09x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	3.24x

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

     On May 1, 2015, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan under which we may issue up to 15,000,000 shares of common stock. As of May 1, 2015, 15,000,000 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, RBS Securities Inc., KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of May 1, 2015, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

Results of Operations

Summary

     Our primary sources of revenue include rent and resident fees and services. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, transaction costs and general and administrative expenses. We evaluate our business and make resource allocations on our three business segments: triple-net, seniors housing operating and outpatient medical. The primary performance measures for our properties are NOI and SSCNOI, which are discussed below.  Please see Note 17 to our unaudited consolidated financial statements for additional information. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	Amount	%
Net income (loss) attributable to common stockholders	$190,799	$50,022	$140,777	281%
Funds from operations	344,250	288,803	55,447	19%
EBITDA	519,027	421,734	97,293	23%
Net operating income from continuing operations (NOI)	517,716	460,376	57,340	12%
Same store cash NOI	419,110	411,867	7,243	2%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.56	$0.17	$0.39	229%
Funds from operations	$1.02	$0.99	$0.03	3%

Interest coverage ratio	4.21x	3.24x	0.97x	30%
Fixed charge coverage ratio	3.34x	2.56x	0.78x	30%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Triple-net

     The following is a summary of our NOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
SSCNOI(1)	$207,224	200,740	$6,484	3%
Non-cash NOI attributable to same store properties(1)	18,519	9,277	9,242	100%
NOI attributable to non same store properties(2)	57,244	35,320	21,924	62%
NOI	$282,988	$245,337	$37,651	15%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 586 same store properties.
(2) Change is primarily due to the acquisition of 118 properties and the conversion of 10 construction projects into revenue-generating properties subsequent to January 1, 2014.

     The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
Revenues:
Rental income	$264,406	$237,716	$26,690	11%
Interest income	14,699	7,720	6,979	90%
Other income	3,883	144	3,739	2597%
	282,988	245,580	37,408	15%
Property operating expenses	-	243	(243)	-100%
Net operating income from continuing operations (NOI)	282,988	245,337	37,651	15%
Other expenses:
Interest expense	10,027	9,115	912	10%
Loss (gain) on derivatives, net	(58,427)	-	(58,427)	n/a
Depreciation and amortization	70,031	67,269	2,762	4%
Transaction costs	36,172	275	35,897	13053%
Loss (gain) on extinguishment of debt, net	10,336	-	10,336	n/a
Impairment of assets	2,220	-	2,220	n/a
	70,359	76,659	(6,300)	-8%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	212,629	168,678	43,951	26%
Income tax benefit (expense)	418	(355)	773	n/a
Income (loss) from unconsolidated entities	1,393	1,382	11	1%
Income from continuing operations	214,440	169,705	44,735	26%
Discontinued operations, net(1)	-	460	(460)	-100%
Gain (loss) on real estate dispositions, net(1)	54,097	-	54,097	n/a
Net income	268,537	170,165	98,372	58%
Less: Net income (loss) attributable to noncontrolling interests	454	510	(56)	-11%
Net income attributable to common stockholders	$268,083	$169,655	$98,428	58%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties, the conversion of newly constructed triple-net properties from which we receive rent and the modification of our lease with Genesis Healthcare to replace the CPI-based component of an annual increaser with a fixed annual increaser effective April 1, 2014. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2015, we had no lease renewals but we had 35 leases with rental rate increasers ranging from 0.10% to 0.53% in our triple-net portfolio.

   The change in interest income is due to a higher loan volume in the current year, which includes a first mortgage loan to Genesis Healthcare to facilitate their merger with Skilled Healthcare Group.  The increase in other income over the prior year includes the receipt of an early prepayment fee related to a real estate loan receivable.

    During the three months ended March 31, 2015, we completed triple-net expansion projects totaling $19,541,000.  The following is a summary of our triple-net construction projects, excluding expansions, pending as of March 31, 2015 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Upper Providence, PA	96	$29,367	$26,325	2Q15
Mahwah, NJ	96	29,400	21,354	2Q15
Haddonfield, NJ	52	18,900	13,721	2Q15
Derby, UK	74	10,965	8,092	3Q15
Frederick, MD	130	19,000	13,370	3Q15
Carrollton, TX	104	18,900	3,219	1Q16
Tulsa, OK	145	25,800	2,457	1Q16
Bracknell, UK	64	14,941	6,153	2Q16
Edmond, OK	142	24,500	3,914	3Q16
Livingston, NJ	120	51,440	12,056	3Q16
Piscataway, NJ	124	30,600	16,042	3Q16
Raleigh, NC	225	93,000	20,605	4Q16
Total	1,372	$366,813	$147,308

     Interest expense for the three months ended March 31, 2015 and 2014 represents secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$670,769	5.337%	$587,136	5.394%
Debt extinguished	(90,808)	4.089%	-	0.000%
Foreign Currency	(8,334)	5.316%	-	0.000%
Principal payments	(3,519)	5.621%	(2,773)	5.897%
Ending balance	$568,108	5.562%	$584,363	5.391%

Monthly averages	$578,679	5.494%	$585,355	5.391%

     In April 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis Healthcare Corporation. In conjunction with this transaction, we received the option to acquire an ownership interest in Genesis Healthcare.  In February 2015, Genesis Healthcare closed on a transaction to merge with Skilled Healthcare Group to become a publicly traded company which required us to record the value of the derivative asset due to the net settlement feature.  We elected to exercise our option during the three months ended March 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Transaction costs represent costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, the termination of pre-existing relationships, lease termination expenses and other similar costs.  The increase in transaction costs over the prior year includes a charge related to the termination of pre-existing relationships, the termination of a lease obligation and overall higher transaction volume. The fluctuation in losses/gains on debt extinguishment is primarily attributable to the volume of extinguishments and the terms of the related secured debt.

    Changes in the gain on sales of properties are related to property sales which totaled 11 and zero for the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015, we recorded an impairment of $2,200,000 related to a land parcel that is considered held for sale.

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
SSCNOI(1)	$147,271	$148,284	$(1,013)	-1%
Non-cash NOI attributable to same store properties	(251)	(266)	15	-6%
NOI attributable to non same store properties(2)	9,034	117	8,917	7621%
NOI	$156,054	$148,135	$7,919	5%

(1) Relates to 279 same store properties. Decrease is primarily due to unfavorable changes in USD/CAD and GBP/USD rates.
(2) Change is primarily due to the acquisition of 63 properties subsequent to January 1, 2014.

The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
Revenues:
Resident fees and services	$492,510	$456,265	$36,245	8%
Interest income	1,031	-	1,031	n/a
Other income	1,020	54	966	1789%
	494,561	456,319	38,242	8%
Property operating expenses	338,507	308,184	30,323	10%
Net operating income from continuing operations (NOI)	156,054	148,135	7,919	5%
Other expenses:				n/a
Interest expense	34,458	27,479	6,979	25%
Depreciation and amortization	76,636	129,162	(52,526)	-41%
Transaction costs	12,042	630	11,412	1811%
Loss (gain) on extinguishment of debt, net	-	(148)	148	-100%
	123,136	157,123	(33,987)	-22%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	32,918	(8,988)	41,906	n/a
Income tax benefit (expense)	(533)	(1,643)	1,110	-68%
Income (loss) from unconsolidated entities	(15,073)	(7,961)	(7,112)	89%
Net income (loss)	17,312	(18,592)	35,904	n/a
Less: Net income (loss) attributable to noncontrolling interests	1,273	(1,821)	3,094	n/a
Net income (loss) attributable to common stockholders	$16,039	$(16,771)	$32,810	n/a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to March 31, 2014 and the movement of U.S. and foreign currency exchange rates. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. The decrease in depreciation and amortization for the three months ended March 31, 2015 as compared to the prior year is due primarily to a number of short lived intangible assets which were fully amortized recently. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.

     The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of March 31, 2015 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Edgbaston, UK	70	$19,849	$19,468	2Q15
Camberley, UK	102	20,606	11,926	4Q15
Total	172	$40,455	$31,394

Interest expense represents secured debt interest expense as well as interest expense related to our $250,000,000 Canadian-denominated unsecured term credit facility and Sterling-denominated senior unsecured notes. The increase in interest expense from the prior year is attributed primarily to the £500,000,000 Sterling-denominated senior unsecured notes issued in November 2014.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,654,531	4.422%	$1,714,714	4.622%
Debt issued	82,724	2.336%	10,690	3.544%
Debt assumed	205,897	3.976%	-	0.000%
Debt extinguished	(82,961)	3.575%	(73,218)	5.883%
Foreign currency	(41,338)	3.686%	(15,905)	3.862%
Principal payments	(8,416)	4.327%	(8,513)	4.454%
Ending balance	$1,810,437	4.356%	$1,627,768	4.529%

Monthly averages	$1,621,849	4.431%	$1,687,910	4.596%

     The increase in transaction costs in the current year is a result of increased acquisition and transaction volume in the current year.  The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests for the three month periods ended March 31, 2015 and 2014 represents our partners’ share of net income (loss) related to joint ventures. The increased loss from unconsolidated entities is primarily due to depreciation and amortization of short-lived intangible assets and costs associated with new investments in unconsolidated entities subsequent to March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outpatient Medical

     The following is a summary of our NOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
SSCNOI(1)	$64,615	$62,843	$1,772	3%
Non-cash NOI attributable to same store properties(1)	1,287	2,188	(901)	-41%
NOI attributable to non same store properties(2)	12,750	1,858	10,892	586%
NOI	$78,652	$66,889	$11,763	18%

(1) Change is due to increases in cash NOI and decreases in non-cash NOI related to 191 same store properties.
(2) Change is primarily due to acquisitions of 33 properties and conversions of construction projects into 10 revenue-generating properties subsequent to January 1, 2014.

     The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
Revenues:
Rental income	$115,181	$98,739	$16,442	17%
Interest income	1,264	874	390	45%
Other income	161	280	(119)	-43%
	116,606	99,893	16,713	17%
Property operating expenses	37,954	33,004	4,950	15%
Net operating income from continuing operations (NOI)	78,652	66,889	11,763	18%
Other expenses:
Interest expense	7,625	9,383	(1,758)	-19%
Depreciation and amortization	42,162	36,887	5,275	14%
Transaction costs	341	47	294	626%
	50,128	46,317	3,811	8%
Income from continuing operations before income taxes and income from unconsolidated entities	28,524	20,572	7,952	39%
Income tax (expense) benefit	466	(262)	728	n/a
Income from unconsolidated entities	1,032	1,023	9	1%
Income from continuing operations	30,022	21,333	8,689	41%
Gain (loss) on real estate dispositions, net(1)	2,749	-	2,749	n/a
Net income (loss)	32,771	21,333	11,438	54%
Less: Net income (loss) attributable to noncontrolling interests	544	136	408	300%
Net income (loss) attributable to common stockholders	$32,227	$21,197	$11,030	52%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2015, our consolidated outpatient medical portfolio signed 80,975

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

square feet of new leases and 191,609 square feet of renewals.  The weighted-average term of these leases was five years, with a rate of $29.58 per square foot and tenant improvement and lease commission costs of $13.65 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 5%.

    During the three months ended March 31, 2015, we completed one outpatient medical construction project representing $16,592,000 or $325 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of March 31, 2015 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Bel Air, MD	99,184	$26,386	$6,485	1Q16
Richmond, TX	36,475	11,670	2,100	1Q16
Brooklyn, NY	140,955	103,624	6,436	1Q17
Total	276,614	$141,680	$15,021

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2015		March 31, 2014
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$609,268	5.838%	$700,427	5.999%
Debt extinguished	(18,658)	5.696%	(40,866)	5.463%
Principal payments	(3,375)	6.006%	(3,865)	5.976%
Ending balance	$587,235	5.841%	$655,696	6.036%

Monthly averages	$597,895	5.839%	$679,495	5.889%

     A portion of our outpatient medical properties were formed through partnerships. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner. The increase is primarily due to the earnings associated with investments made in the second half of 2014.

     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses.

     Transaction costs represent costs incurred with property acquisitions (including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of assets acquired), lease termination fees and other similar costs. The fluctuations in transaction costs are primarily due to acquisition volumes in the relevant periods.

   Income from unconsolidated entities represents our share of net income or losses related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture relationship with a national medical office building company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
Revenues:
Other income	$22	$15	$7	47%
Expenses:
Interest expense	68,970	74,856	(5,886)	-8%
General and administrative	35,138	32,865	2,273	7%
Loss on extinguishment of debt, net	5,064	-	5,064	n/a
	109,172	107,721	1,451	1%
Loss from continuing operations before income taxes	(109,150)	(107,706)	(1,444)	1%
Income tax (expense) benefit	(48)	-	(48)	n/a
Loss from continuing operations	(109,198)	(107,706)	(1,492)	1%
Less: Preferred stock dividends	16,352	16,353	(1)	0%
Net loss attributable to common stockholders	$(125,550)	$(124,059)	$(1,491)	1%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2015	2014	$	%
Senior unsecured notes	$64,400	$70,702	$(6,302)	-9%
Secured debt	88	104	(16)	-15%
Primary unsecured credit facility	3,047	2,301	746	32%
Capitalized interest	(1,840)	(1,553)	(287)	18%
Swap loss (savings)	(4)	(4)	-	0%
Loan expense	3,279	3,306	(27)	-1%
Totals	$68,970	$74,856	$(5,886)	-8%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, excluding our Sterling-denominated senior unsecured notes, both of which are in our seniors housing operating segment.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our unaudited consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2015 and 2014 were 3.93% and 4.10%, respectively.  The increase in general and administrative expenses is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The loss on extinguishment of debt is due to the redemption of convertible senior notes.

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

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2014.  Any properties acquired, developed, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliations:	2014	2014	2014	2014	2015
Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799
Depreciation and amortization	233,318	214,449	200,970	195,393	188,829
Impairment of assets	-	-	-	-	2,220
Loss (gain) on sales of properties, net	-	(13,079)	(29,604)	(110,839)	(56,845)
Noncontrolling interests	(10,520)	(9,741)	(9,359)	(8,234)	(7,249)
Unconsolidated entities	15,983	20,787	18,250	19,560	26,496
Funds from operations	$288,803	$284,245	$316,512	$284,516	$344,250

Average common shares outstanding:
Basic	289,606	296,256	311,117	327,492	336,754
Diluted	290,917	297,995	312,812	329,130	337,812

Per share data:
Net income attributable to
common stockholders
Basic	$0.17	$0.24	$0.44	$0.58	$0.57
Diluted	0.17	0.24	0.44	0.57	0.56

Funds from operations
Basic	$1.00	$0.96	$1.02	$0.87	$1.02
Diluted	0.99	0.95	1.01	0.86	1.02

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
EBITDA Reconciliations:	2014	2014	2014	2014	2015
Net income	$65,200	$87,854	$152,771	$206,474	$209,422
Interest expense	120,956	121,099	118,435	120,707	121,080
Income tax expense (benefit)	2,260	1,569	(10,198)	5,101	(304)
Depreciation and amortization	233,318	214,449	200,970	195,393	188,829
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027

Interest Coverage Ratio:
Interest expense	$120,956	$121,099	$118,435	$120,707	$121,080
Non-cash interest expense	(330)	(1,649)	(547)	100	(119)
Capitalized interest	1,605	1,700	1,779	2,066	2,387
Total interest	122,231	121,150	119,667	122,873	123,348
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027
Interest coverage ratio	3.45x	3.51x	3.86x	4.29x	4.21x

Fixed Charge Coverage Ratio:
Total interest	$122,231	$121,150	$119,667	$122,873	$123,348
Secured debt principal payments	15,455	15,803	14,549	16,473	15,630
Preferred dividends	16,353	16,352	16,352	16,352	16,352
Total fixed charges	154,039	153,305	150,568	155,698	155,330
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027
Fixed charge coverage ratio	2.74x	2.77x	3.07x	3.39x	3.34x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,
Reconciliations:	2014	2014	2014	2014	2015
Net income	$131,682	$212,355	$331,524	$512,300	$656,518
Interest expense	472,827	483,082	484,975	481,197	481,321
Income tax expense (benefit)	6,987	7,341	(5,934)	(1,267)	(3,832)
Depreciation and amortization	920,156	934,128	892,117	844,130	799,641
Stock-based compensation expense	17,336	29,320	29,635	32,075	33,462
Provision for loan losses	2,110	2,110	2,110	-	-
Loss (gain) on extinguishment of debt, net	(749)	(218)	6,542	9,558	25,108
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$472,827	$483,082	$484,975	$481,197	$481,321
Capitalized interest	6,700	7,014	7,087	7,150	7,931
Non-cash interest expense	(880)	(1,292)	(2,790)	(2,427)	(2,215)
Total interest	478,647	488,804	489,272	485,920	487,037
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218
Adjusted interest coverage ratio	3.24x	3.41x	3.56x	3.86x	4.09x

Total interest	$478,647	$488,804	$489,272	$485,920	$487,037
Secured debt principal payments	60,341	62,867	62,119	62,280	62,455
Preferred dividends	66,088	65,838	65,588	65,408	65,408
Total fixed charges	605,076	617,509	616,979	613,608	614,900
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218
Adjusted fixed charge coverage ratio	2.56x	2.70x	2.82x	3.06x	3.24x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliations:	2014	2014	2014	2014	2015
Total revenues:
Triple-net	$245,580	$256,439	$259,248	$266,600	$282,988
Seniors housing operating	456,319	468,914	483,791	488,546	494,561
Outpatient medical	99,893	101,017	104,378	112,144	116,606
Non-segment/corporate	15	76	106	479	22
Total revenues	801,807	826,446	847,523	867,769	894,177
Property operating expenses:
Triple-net	243	447	41	-	-
Seniors housing operating	308,184	310,029	320,895	327,200	338,507
Outpatient medical	33,004	33,278	34,221	35,815	37,954
Total property operating expenses	341,431	343,754	355,157	363,015	376,461
Net operating income:
Triple-net	245,337	255,992	259,207	266,600	282,988
Seniors housing operating	148,135	158,885	162,896	161,346	156,054
Outpatient medical	66,889	67,739	70,157	76,329	78,652
Non-segment/corporate	15	76	106	479	22
NOI	460,376	482,692	492,366	504,754	517,716
Reconciling items:
Interest expense	(120,833)	(121,065)	(118,435)	(120,707)	(121,080)
Gain (loss) on derivatives, net	-	(351)	(49)	1,895	58,427
Depreciation and amortization	(233,318)	(214,449)	(200,970)	(195,393)	(188,829)
General and administrative	(32,865)	(51,660)	(30,803)	(27,616)	(35,138)
Transaction costs	(952)	(7,040)	(13,554)	(47,991)	(48,554)
Gain (loss) on extinguishment of debt, net	148	(531)	(2,692)	(6,484)	(15,401)
Impairment of assets	-	-	-	-	(2,220)
Other expenses	-	-	(10,262)	-	-
Income tax benefit (expense)	(2,260)	(1,569)	10,198	(5,101)	304
Income (loss) from unconsolidated entities	(5,556)	(11,516)	(2,632)	(7,722)	(12,648)
Income (loss) from discontinued operations, net	460	6,675	-	-	-
Gain (loss) on real estate dispositions, net	-	6,668	29,604	110,839	56,845
Preferred dividends	(16,353)	(16,352)	(16,352)	(16,352)	(16,352)
Loss (income) attributable to noncontrolling interests	1,175	327	(164)	(1,486)	(2,271)
	(410,354)	(410,863)	(356,111)	(316,118)	(326,917)
Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,
Same Store Cash NOI Reconciliations:		2014	2014	2014	2014	2015
Net operating income from continuing operations:
Triple-net		$245,337	$255,992	$259,207	$266,600	$282,988
Seniors housing operating		148,135	158,885	162,896	161,346	156,054
Outpatient medical		66,889	67,739	70,156	76,329	78,652
Total		460,361	482,616	492,259	504,275	517,694
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(9,277)	(15,622)	(16,638)	(16,496)	(18,520)
NOI attributable to non same store properties		(35,320)	(36,884)	(38,265)	(44,482)	(57,243)
Subtotal		(44,597)	(52,506)	(54,903)	(60,978)	(75,764)
Seniors housing operating:
Non-cash NOI on same store properties		(266)	(266)	(261)	(252)	(251)
NOI attributable to non same store properties		117	1,705	2,432	5,386	9,034
Subtotal		149	(1,439)	(2,171)	(5,134)	(8,783)
Outpatient medical:
Non-cash NOI on same store properties		(2,188)	(2,139)	(1,683)	(1,485)	(1,287)
NOI attributable to non same store properties		(1,858)	(2,335)	(5,235)	(11,008)	(12,750)
Subtotal		(4,046)	(4,474)	(6,917)	(12,494)	(14,037)
Same store cash net operating income:	Properties
Triple-net	586	200,740	203,486	204,304	205,622	207,224
Seniors housing operating	279	148,284	157,446	160,725	156,212	147,271
Outpatient medical	191	62,843	63,265	63,239	63,835	64,615
Total	1,056	$411,867	$424,197	$428,268	$425,669	$419,110

Same Store Cash NOI Property Reconciliation:
Total Properties	1,316
Acquisitions	(214)
Developments	(20)
Held-for-sale	(13)
Other(1)	(13)
Same store properties	1,056

(1) Includes ten land parcels and three loans.

Other Disclosures

United States of America

     Health Care Reimbursements

     Policy and legislative changes that increase or decrease government reimbursement impact our operators and tenants that participate in Medicare, Medicaid or other government programs.  The reimbursement methodologies applied to health care facilities continue to evolve.  To the extent that policy or legislative changes, or new reimbursement methodologies decrease government reimbursement to our operators and tenants, our revenue and operations may be indirectly adversely affected.

     Medicare Reimbursement and Physicians.  Until recently, the Centers for Medicare and Medicaid Services (“CMS”) annually adjusted the Medicare Physician Fee Schedule payment rates based on an update formula that included application of the Sustainable Growth Rate (“SGR”).  On April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014, which

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

provided for a 0% update to the 2015 Medicare Physician Fee Schedule through March 31, 2015.  On November 13, 2014, CMS published the calendar year 2015 Physician Fee Schedule final rule, which, consistent with the Protecting Access to Medicare Act of 2014, called for a 0% update from January 1, 2015 through March 31, 2015 and a negative 21.2% update under the statutory SGR formula for April 1, 2015 through December 31, 2015.  However, on April 16, 2015, President Obama signed and enacted into law H.R. 2, the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things:

•         Repeals the SGR.

•         Institutes a 0% update to the single conversion factor under the Medicare Physician Fee Schedule from January 1 through June 30, 2015, a 0.5% update for July 2015 through the end of 2019, and a 0% update for 2020 through 2025.  For 2026 and subsequent years, the update will be either 0.75% or 0.25%, depending in which Alternate Payment Model (“APM”) the physician participates.

•         Delays the Geographic Practice Cost Indices (“GPCI”) payment adjustment until January 1, 2018.

•         Extends the therapy cap exceptions process through December 31, 2017.

•         Imposes a market basket update of 1% for skilled nursing providers for FY 2018.

     Additionally, on April 6, 2015, CMS announced final 2016 payment rates for Medicare Advantage, with an expected average payment impact of 3.25%.  Changes in Medicare Advantage plan payments may indirectly affect our operators and tenants that contract with Medicare Advantage plans.

     CMS also issued several proposed rules which, if finalized, could impact our tenants and operators.  On April 15, 2015, CMS issued a proposed rule regarding FY 2016 Medicare payment rates for skilled nursing facilities (“SNFs”).  If finalized, CMS projects that aggregate payments to SNFs will increase by $500 million, or 1.4%, from payments in FY 2015.  On April 17, 2015, CMS also issued a proposed rule for the Hospital Inpatient Prospective Payment System and Long-Term Care Hospital (“LTCH”) Prospective Payment System that could increase payments to general acute care hospitals by 1.1% for FY 2016, if they participate in the Hospital Inpatient Quality Reporting Program and are meaningful electronic health record users.  For LTCHs, CMS projects that payments would decrease by 4.6%, or approximately $250 million, under the proposed rule. On April 23, 2015, CMS also issued a proposed rule regarding FY 2016 Medicare payment rates for inpatient rehabilitation facilities (“IRFs”).  If finalized, CMS projects that aggregate payments to IRFs will increase by $130 million, or 1.7%, from payments in FY 2015.

     Other Health Care Initiatives

     Recent Quality Initiatives.  Recent government proposals have resulted in an increased emphasis by the government on the quality of care provided by providers.  For example, on February 27, 2015, CMS announced the establishment of a Health Care Payment Learning and Action Network as part of its plan to shift the Medicare program, and the healthcare system at large, toward paying providers based on quality, rather than the quantity of care they provide to patients.  Through the Learning and Action Network, CMS will work with private payers, employers, consumers, providers, states and state Medicaid programs, and other partners to expand alternative payment models into their programs.  To the extent this and similar measures impose additional obligations on our operators or tenants, or decrease the reimbursements that they receive, our revenues and operations may be indirectly adversely affected.

     The Department of Health and Human Services, Office of Inspector General (“OIG”) Recommendations Addressing SNF Billing.  In the OIG’s March 2015 Compendium of Priority Recommendations, a report that highlights the OIG’s previous recommendations for which corrective action has not been completed, the OIG cited its prior November 2012 report addressing questionable billing practices by SNFs.  The OIG recommended, among other things, changing the current method for determining how much therapy is needed to ensure appropriate payments, monitoring compliance with new therapy assessments, and improving accuracy of data submitted by SNFs.  If followed these reports and recommendations may impact our operators and tenants.

     Challenges to the Health Reform Laws.  Since the enactment of the Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), there have been multiple attempts through legislative action and legal challenge to repeal or amend the Health Reform Laws, including the case that is currently pending before the U.S. Supreme Court, King v. Burwell, the outcome of which, depending on how the Supreme Court rules, could result in significant changes to the implementation of the Health Care Reform Laws.  We cannot predict whether any of these or future attempts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators or tenants and their ability to meet their obligations to us.

Canada

      Licensing and Regulation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Ontario. Retirement homes in Ontario are regulated under the Retirement Homes Act, 2010 (the “Act”).  A license is required to operate a retirement home.  Licenses must be applied for and are non-transferable.  Applications for licenses are directed to the Registrar of the Retirement Homes Regulatory Authority (“RHRA”).

     The Act requires a report to the RHRA when any person has reasonable grounds to suspect abuse of a resident by anyone, or neglect of a resident by staff.  Following a report to the RHRA, there is a mandatory inspection carried out by the RHRA, which results in a report that is posted on the RHRA’s public website. The most recent report must also be posted in the subject home, and be readily available for review if requested thereafter.  The Registrar of the RHRA can receive complaints about a retirement home contravening a provision of the Act, and if such a complaint is received, it must be reviewed promptly.  The Registrar may ask the retirement home that is the subject of the complaint to provide information relevant to the complaint, and has the power to conduct an inspection, issue a written warning or take other action as prescribed in the regulations.

      British Columbia.  The Community Care and Assisted Living Act, the Residential Care Regulation, and the Community Care and Assisted Living Regulation (together, the “B.C. Act”) regulate “community care facilities” (long-term care facilities) in substantially the same manner as retirement homes are regulated under the Ontario Act. The B.C. Act defines such a facility as premises used for the purpose of supervising vulnerable persons who require three or more prescribed services (from a list that includes regular assistance with activities of daily living; distribution of medication; management of cash resources; monitoring of food intake; structured behavior management and intervention; and psychosocial or physical rehabilitative therapy).

United Kingdom

     Registration

     In England, care home services are principally regulated by the Health and Social Care Act 2008 (the “Act”) and associated Regulations. The Act requires all persons carrying out “Regulated Activities” in England, and the managers of such persons, to be registered. Regulated Activities are defined in the Health and Social Care Act 2008 (Regulated Activities) Regulations 2014, as amended (the “2014 Regulations”), and include (among other activities):

•         The provision of personal care for persons who, by reason of old age, illness or disability are unable to provide it for themselves, and which is provided in a place where those persons are living at the time the care is provided; and

•         The provision of residential accommodation, together with nursing or personal care.

     From April 1, 2015, the 2014 Regulations fully revoked the Health and Social Care Act 2008 (Regulated Activities) Regulations 2010 (the “2010 Regulations”) and while the 2014 Regulations introduce certain modifications with regard to service standards, the registration obligations under the Act remain.

     Service Standards and Notification Obligations

     The 2014 Regulations aim to streamline the legal obligations in the 2010 Regulations, and replace them with a set of more broadly-phrased, legally binding “Fundamental Standards”. The 2014 Regulations list the standards that must be met when providing care services. The service providers’ legal obligations include:

•         Care and treatment must be appropriate and reflect service user needs and preferences;

•         Service users must be treated with dignity and respect;

•         Care and treatment must only be provided with consent;

•         Care and treatment must be provided in a safe way for service users;

•         Service users must be protected from abuse and improper treatment;

•         Service users nutritional and hydration needs must be met;

•         All premises and equipment must be clean, secure, suitable and used properly;

•         Complaints must be investigated and appropriate action taken;

•         Systems and processes must be established to ensure compliance with fundamental standards;

•         Sufficient numbers of suitably qualified, competent, skilled and experienced staff must be deployed;

•         Persons employed must be of good character, having the necessary qualifications, skills and experience, and be able to perform the work for which they are employed;

•         Health service bodies must be open and transparent with service users about their care and treatment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Failure to comply with certain provisions of the above Regulations is an offense, with a person guilty of the offense liable on summary conviction to a fine.  Monetary penalty notices may also be issued. The Regulations also include:

•         Requirements around fit and proper persons being employed for the purposes of carrying of a regulated activity. Such persons must be of good character, have the qualifications, competence, skills and experience necessary and be able by reason of their health to perform their tasks. Recruitment procedures must also be established and effectively operated with certain specified information being available in relation to each person employed and registered where required;

•         A new “duty of candour” to notify and apologize to affected persons, in the event of certain incidents having actually or potentially led to the death of the service user, where the death relates directly to the incident rather than to the natural course of the service user's illness or underlying condition, or severe harm, moderate harm or prolonged psychological harm to the service user;

•         A requirement for a service provider to display a performance assessment received as a rating of its performance by the Care Quality Commission (the “CQC”); and

•         A requirement that registered persons have regard to guidance issued by the CQC and any code of practice from the Secretary of State in relation to prevention or control of health care associated infections.

     Under the Care Quality Commission (Registration) Regulations 2009 certain matters must be notified to the CQC, the government regulatory body overseeing the provision of nursing and other care services in England.  Failure to comply with notification obligations is an offense and a person guilty of an offense is liable on summary conviction to a fine of up to £2,500.

    Regulatory Oversight and Inspections

     The Act also sets out the powers and responsibilities of the CQC. Among other powers, the CQC administers the compulsory registration system and issues guidance to care service providers on how to comply with applicable standards set out in legislation.

     The Care Act 2014 sets out certain provisions concerning (among others):

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

•         The CQC informing local authorities where a registered care provider is likely to become unable to carry on a regulated activity; and

•         A new offense where certain registered care providers supply, publish or make available information that is false or misleading in a material respect, which can also apply to a director, manager or person purporting to act as such of a company.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2015.

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reform Act of 1995. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care, seniors housing and life science industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2014, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2015		December 31, 2014
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,567,921	$(513,398)	$7,817,154	$(547,358)
Secured debt	2,653,452	(84,794)	2,673,480	(93,580)
Totals	$10,221,373	$(598,192)	$10,490,634	$(640,938)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At March 31, 2015, we had $1,426,356,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $14,264,000.  At December 31, 2014, we had $983,783,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $9,838,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2015, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $1,000,000 annualized.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2015		December 31, 2014
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$60,700	$4,889	$54,247	$4,242
Debt designated as hedges	1,756,610	13,000	1,851,189	13,000
Totals	$1,817,310	$17,889	$1,905,436	$17,242

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

Item 1A. Risk Factors

     There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 through January 31, 2015	58,241	$83.04
February 1, 2015 through February 28, 2015	9,972	81.64
March 1, 2015 through March 31, 2015	289	75.59
Totals	68,502	$82.80

(1) During the three months ended March 31, 2015, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

None.

Item 6. Exhibits

3.1(a)         Certificate of Elimination of Junior Participating Preferred Stock, Series A, of the company (filed with the Securities and Exchange Commission as Exhibit 3.1(j) to the company’s Form 10-K filed February 20, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

3.1(b)         Certificate of Elimination of 6% Series H Cumulative Convertible and Redeemable Preferred Stock of the company (filed with the Securities and Exchange Commission as Exhibit 3.1(k) to the company’s Form 10-K filed February 20, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

10               Summary of Director Compensation (filed with the Securities and Exchange Commission as Exhibit 10.13 to the company’s Form 10-K filed February 20, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

12               Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited)

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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.
Date: May 8, 2015	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2015	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2015	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)