Form 10-Q
period 2015-06-30
HEALTH CARE REIT INC /DE/
filed 2015-08-04
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 28, 2015, the registrant had 351,884,894 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,244,048	$2,046,541
Buildings and improvements	24,097,963	21,799,313
Acquired lease intangibles	1,214,628	1,135,936
Real property held for sale, net of accumulated depreciation	352,113	323,818
Construction in progress	159,352	186,327
Gross real property owned	28,068,104	25,491,935
Less accumulated depreciation and amortization	(3,363,834)	(3,020,908)
Net real property owned	24,704,270	22,471,027
Real estate loans receivable	760,543	380,169
Net real estate investments	25,464,813	22,851,196
Other assets:
Investments in unconsolidated entities	569,621	744,151
Goodwill	68,321	68,321
Deferred loan expenses	65,727	69,282
Cash and cash equivalents	217,942	473,726
Restricted cash	72,706	79,697
Straight-line rent receivable	336,853	279,806
Receivables and other assets	611,499	448,117
Total other assets	1,942,669	2,163,100
Total assets	$27,407,482	$25,014,296

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$350,000	$-
Senior unsecured notes	8,060,493	7,766,251
Secured debt	3,066,633	2,977,713
Capital lease obligations	75,240	84,049
Accrued expenses and other liabilities	650,437	626,825
Total liabilities	12,202,803	11,454,838
Redeemable noncontrolling interests	159,400	86,409
Equity:
Preferred stock	1,006,250	1,006,250
Common stock	351,651	328,835
Capital in excess of par value	16,300,841	14,740,712
Treasury stock	(41,693)	(35,241)
Cumulative net income	3,378,096	2,842,022
Cumulative dividends	(6,230,540)	(5,635,923)
Accumulated other comprehensive income (loss)	(81,670)	(77,009)
Other equity	4,238	5,507
Total Health Care REIT, Inc. stockholders’ equity	14,687,173	13,175,153
Noncontrolling interests	358,106	297,896
Total equity	15,045,279	13,473,049
Total liabilities and equity	$27,407,482	$25,014,296

NOTE: The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
	Revenues:
	Rental income	$396,626	$347,847	$776,213	$684,303
	Resident fees and services	535,553	467,639	1,028,063	923,904
	Interest income	20,576	8,933	37,570	17,527
	Other income	4,414	2,027	9,500	2,520
	Total revenues	957,169	826,446	1,851,346	1,628,254
	Expenses:
	Interest expense	118,861	121,065	239,942	241,898
	Property operating expenses	398,354	343,754	774,815	685,185
	Depreciation and amortization	208,802	214,449	397,631	447,766
	General and administrative	38,474	51,660	73,612	84,524
	Transaction costs	12,491	7,040	61,045	7,993
	Loss (gain) on derivatives, net	-	351	(58,427)	351
	Loss (gain) on extinguishment of debt, net	18,887	531	34,288	383
	Impairment of assets	-	-	2,220	-
	Other expenses	10,583	-	10,583	-
	Total expenses	806,452	738,850	1,535,709	1,468,100

	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	150,717	87,596	315,637	160,154
	Income tax (expense) benefit	(7,417)	(1,569)	(7,113)	(3,830)
	Income (loss) from unconsolidated entities	(2,952)	(11,516)	(15,600)	(17,073)
	Income (loss) from continuing operations	140,348	74,511	292,924	139,251
	Discontinued operations:
	Gain (loss) on sales of discontinued properties, net	-	6,411	-	6,411
	Income (loss) from discontinued operations, net	-	264	-	724
	Discontinued operations, net	-	6,675	-	7,135

	Gain (loss) on real estate dispositions, net	190,111	6,668	246,956	6,668
	Net income	330,459	87,854	539,880	153,054
Less:	Preferred stock dividends	16,352	16,352	32,703	32,705
Less:	Net income (loss) attributable to noncontrolling interests(1)	1,534	(327)	3,804	(1,502)
	Net income (loss) attributable to common stockholders	$312,573	$71,829	$503,373	$121,851

	Average number of common shares outstanding:
	Basic	350,399	296,256	343,624	293,046
	Diluted	351,366	297,995	344,623	294,590

	Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.89	$0.22	$1.46	$0.39
	Discontinued operations, net	-	0.02	-	0.02
	Net income (loss) attributable to common stockholders*	$0.89	$0.24	$1.46	$0.42

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.89	$0.22	$1.46	$0.39
	Discontinued operations, net	-	0.02	-	0.02
	Net income (loss) attributable to common stockholders*	$0.89	$0.24	$1.46	$0.41

	Dividends declared and paid per common share	$0.825	$0.795	$1.65	$1.59

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$330,459	$87,854	$539,880	$153,054

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	(3,413)	(160)	(15,100)	389
Unrealized gains (losses) on cash flow hedges	462	432	(1,697)	872
Foreign currency translation gain (loss)	32,384	13,109	3,187	3,220
Total other comprehensive income (loss)	29,433	13,381	(13,610)	4,481

Total comprehensive income (loss)	359,892	101,235	526,270	157,535
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	5,140	6,277	(5,145)	(2,910)
Total comprehensive income (loss) attributable to common stockholders	$354,752	$94,958	$531,415	$160,445

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended June 30, 2015
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$328,835	$14,740,712	$(35,241)	$2,842,022	$(5,635,923)	$(77,009)	$5,507	$297,896	$13,473,049
Comprehensive income:
Net income (loss)					536,074				3,975	540,049
Other comprehensive income							(4,661)		(8,949)	(13,610)
Total comprehensive income										526,439
Net change in noncontrolling interests			(2,786)						65,184	62,398
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,189	154,463	(6,452)				(1,721)		148,479
Proceeds from issuance of common stock		19,550	1,403,714							1,423,264
Equity component of convertible debt		1,077	4,738							5,815
Option compensation expense								452		452
Cash dividends paid:
Common stock cash dividends						(561,914)				(561,914)
Preferred stock cash dividends						(32,703)				(32,703)
Balances at end of period	$1,006,250	$351,651	$16,300,841	$(41,693)	$3,378,096	$(6,230,540)	$(81,670)	$4,238	$358,106	$15,045,279

	Six Months Ended June 30, 2014
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,017,361	$289,461	$12,418,520	$(21,263)	$2,329,869	$(4,600,854)	$(24,531)	$6,020	$341,748	$11,756,331
Comprehensive income:
Net income (loss)					154,556				(1,351)	153,205
Other comprehensive income							5,889		(1,408)	4,481
Total comprehensive income										157,686
Net change in noncontrolling interests			(4,680)						(6,868)	(11,548)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		2,561	147,486	(11,026)				(320)		138,701
Proceeds from issuance of common stock		16,100	952,417							968,517
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								459		459
Cash dividends paid:
Common stock cash dividends						(462,551)				(462,551)
Preferred stock cash dividends						(32,705)				(32,705)
Balances at end of period	$1,006,250	$308,355	$13,524,621	$(32,289)	$2,484,425	$(5,096,110)	$(18,642)	$6,159	$332,121	$12,514,890

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

HEALTH CARE REIT, INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income	$539,880	$153,054
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	397,631	447,766
Other amortization expenses	2,458	3,065
Impairment of assets	2,220	-
Stock-based compensation expense	20,178	21,837
Loss (gain) on derivatives, net	(58,427)	351
Loss (gain) on extinguishment of debt, net	34,288	383
Loss (income) from unconsolidated entities	15,600	17,073
Rental income in excess of cash received	(57,047)	(26,414)
Amortization related to above (below) market leases, net	870	365
Loss (gain) on sales of properties, net	(246,956)	(13,079)
Distributions by unconsolidated entities	282	7,155
Increase (decrease) in accrued expenses and other liabilities	10,417	5,433
Decrease (increase) in receivables and other assets	(42,048)	(21,455)
Net cash provided from (used in) operating activities	619,346	595,534

Investing activities:
Cash disbursed for acquisitions	(2,153,970)	(488,066)
Cash disbursed for capital improvements to existing properties	(67,086)	(54,688)
Cash disbursed for construction in progress	(114,478)	(95,201)
Capitalized interest	(4,446)	(3,305)
Investment in real estate loans receivable	(416,588)	(54,877)
Other investments, net of payments	(110,531)	(47,858)
Principal collected on real estate loans receivable	37,342	20,941
Contributions to unconsolidated entities	(117,047)	(246,794)
Distributions by unconsolidated entities	116,288	22,925
Proceeds from (payments on) derivatives	72,477	-
Decrease in restricted cash	12,422	7,682
Proceeds from sales of real property	523,175	140,819
Net cash provided from (used in) investing activities	(2,222,442)	(798,422)

Financing activities:
Net increase (decrease) under unsecured credit facilities	350,000	(130,000)
Proceeds from issuance of senior unsecured notes	743,407	-
Payments to extinguish senior unsecured notes	(477,550)	(1)
Net proceeds from the issuance of secured debt	136,801	10,690
Payments on secured debt	(323,950)	(219,980)
Net proceeds from the issuance of common stock	1,562,350	1,101,969
Decrease (increase) in deferred loan expenses	(5,285)	(3,395)
Contributions by noncontrolling interests(1)	4,926	4,485
Distributions to noncontrolling interests(1)	(19,371)	(14,208)
Acquisitions of noncontrolling interests	(4,741)	(1,175)
Cash distributions to stockholders	(594,617)	(495,256)
Other financing activities	(27,253)	(608)
Net cash provided from (used in) financing activities	1,344,717	252,521
Effect of foreign currency translation on cash and cash equivalents	2,595	(1,059)
Increase (decrease) in cash and cash equivalents	(255,784)	48,574
Cash and cash equivalents at beginning of period	473,726	158,780
Cash and cash equivalents at end of period	$217,942	$207,354

Supplemental cash flow information:
Interest paid	$208,885	$224,544
Income taxes paid	10,140	11,955

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Health Care REIT, Inc., an S&P 500 company with headquarters in Toledo, Ohio, is an equity real estate investment trust (“REIT”) that invests in seniors housing and health care real estate. Our full service platform offers property management and development services to our customers. As of June 30, 2015, our diversified portfolio consisted of 1,411 properties in 46 states, the United Kingdom, and Canada.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily an indication of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

     New Accounting Standards

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted beginning after December 15, 2016.  We are currently evaluating the impact that the standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Triple-net Activity

		Six Months Ended
	(In thousands)	June 30, 2015(1)	June 30, 2014
	Land and land improvements	$92,287	$18,530
	Buildings and improvements	744,515	230,126
	Acquired lease intangibles	2,817	-
	Restricted cash	6	-
	Receivables and other assets	60	-
	Total assets acquired	839,685	248,656
	Accrued expenses and other liabilities	(1,845)	-
	Total liabilities assumed	(1,845)	-
	Non-cash acquisition related activity	(936)	(1,839)
	Cash disbursed for acquisitions	836,904	246,817
	Construction in progress additions	74,694	55,535
Less:	Capitalized interest	(3,303)	(2,332)
	Foreign currency translation	240	(116)
	Cash disbursed for construction in progress	71,631	53,087
	Capital improvements to existing properties	19,029	10,381
	Total cash invested in real property, net of cash acquired	$927,564	$310,285

(1) Includes acquisitions with an aggregate purchase price of $688,288,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

      Seniors Housing Operating Activity

		Six Months Ended
	(In thousands)	June 30, 2015(1)	June 30, 2014
	Land and land improvements	$94,294	$3,546
	Building and improvements	1,174,465	37,274
	Acquired lease intangibles	71,089	5,569
	Restricted cash	5,425	-
	Receivables and other assets	23,645	33
	Total assets acquired(2)	1,368,918	46,422
	Secured debt	(208,960)	(12,846)
	Accrued expenses and other liabilities	(19,011)	(853)
	Total liabilities assumed	(227,971)	(13,699)
	Noncontrolling interests	(86,842)	-
	Cash disbursed for acquisitions	1,054,105	32,723
	Construction in progress additions	19,926	2,348
Less:	Capitalized interest	(715)	(75)
	Foreign currency translation	(40)	-
	Cash disbursed for construction in progress	19,171	2,273
	Capital improvements to existing properties	32,766	32,171
	Total cash invested in real property, net of cash acquired	$1,106,042	$67,167

(1) Includes acquisitions with an aggregate purchase price of $1,344,831,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $3,390,000 and $245,000 of cash acquired during the six months ended June 30, 2015 and 2014, respectively.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity

		Six Months Ended
	(In thousands)	June 30, 2015 (1)	June 30, 2014
	Land and land improvements	$737	$1,655
	Buildings and improvements	426,130	212,572
	Acquired lease intangibles	19,372	1,525
	Receivables and other assets	-	249
	Total assets acquired(2)	446,239	216,001
	Secured debt	(112,000)	-
	Accrued expenses and other liabilities	(2,743)	(7,475)
	Total liabilities assumed	(114,743)	(7,475)
	Noncontrolling interests	(68,535)	-
	Cash disbursed for acquisitions	262,961	208,526
	Construction in progress additions	26,025	49,805
Less:	Capitalized interest	(428)	(898)
	Accruals(3)	(1,921)	(9,584)
	Cash disbursed for construction in progress	23,676	39,323
	Capital improvements to existing properties	15,291	12,654
	Total cash invested in real property	$301,928	$260,503

(1) Includes acquisitions with an aggregate purchase price of $440,220,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $4,372,000 and $0 of cash acquired during the six months ended June 30, 2015 and 2014, respectively.
(3) Represents non-cash consideration accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Development projects:
Triple-net	$72,775	$71,570
Senior housing - operating	19,869	-
Outpatient medical	16,592	42,799
Total development projects	109,236	114,369
Expansion projects	38,808	10,849
Total construction in progress conversions	$148,044	$125,218

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014
Assets:
In place lease intangibles	$1,049,407	$988,290
Above market tenant leases	82,298	65,684
Below market ground leases	61,159	62,426
Lease commissions	21,764	19,536
Gross historical cost	1,214,628	1,135,936
Accumulated amortization	(814,084)	(776,501)
Net book value	$400,544	$359,435

Weighted-average amortization period in years	16.2	17.8

Liabilities:
Below market tenant leases	$89,909	$91,168
Above market ground leases	7,860	7,859
Gross historical cost	97,769	99,027
Accumulated amortization	(42,940)	(40,891)
Net book value	$54,829	$58,136

Weighted-average amortization period in years	15.5	14.5

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Rental income related to above/below market tenant leases, net	$(424)	$290	$(217)	$245
Property operating expenses related to above/below market ground leases, net	(334)	(299)	(653)	(610)
Depreciation and amortization related to in place lease intangibles and lease commissions	(31,973)	(59,603)	(56,297)	(138,996)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2015	$58,072	$$3,364
2016	72,338	6,512
2017	43,880	6,052
2018	29,943	5,583
2019	23,946	5,325
Thereafter	172,365	27,993
Total	$400,544	$54,829

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions or the exercise of tenant purchase options.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Real estate dispositions:
Triple-net	$105,274	$41,124
Outpatient medical(1)	165,221	86,616
Land parcels	5,724	-
Total dispositions	276,219	127,740
Gain (loss) on real estate dispositions, net	246,956	13,079
Proceeds from real estate dispositions	$523,175	$140,819

(1) Primarily related to the disposition of an unconsolidated equity investment with Forest City Enterprises.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$7,463	$30,857	$15,944	$62,817
Expenses:
Interest expense	1,463	6,020	2,744	13,875
Property operating expenses	1,482	2,257	3,009	4,422
Provision for depreciation	2,394	9,316	4,277	19,059
Total expenses	5,339	17,593	10,030	37,356
Income (loss) from real estate dispositions, net	$2,124	$13,264	$5,914	$25,461

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$-	$298	$-	$881
Expenses:
Interest expense	-	34	-	157
Total expenses	-	34	-	157
Income (loss) from discontinued operations, net	$-	$264	$-	$724

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2015			June 30, 2014
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$379,604	$-	$379,604	$3,493	$-	$3,493
Draws on existing loans	34,699	2,285	36,984	38,602	12,782	51,384
Net cash advances on real estate loans	414,303	2,285	416,588	42,095	12,782	54,877
Receipts on real estate loans receivable:
Loan payoffs	25,656	-	25,656	3,950	-	3,950
Principal payments on loans	11,686	-	11,686	16,951	40	16,991
Net cash receipts on real estate loans	37,342	-	37,342	20,901	40	20,941

Net cash advances (receipts) on real estate loans	376,961	2,285	379,246	21,194	12,742	33,936
Change in balance due to foreign currency translation	1,127	-	1,127	1,104	-	1,104
Net change in real estate loans receivable	$378,088	$2,285	$380,373	$22,298	$12,742	$35,040

We recorded no provision for loan losses during the six months ended June 30, 2015.  At June 30, 2015, we had real estate loans with outstanding balances of $21,000,000 on non-accrual status with an allowance for loan losses of $0.

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

	Percentage Ownership(1)	June 30, 2015	December 31, 2014
Triple-net	10% to 49%	$26,243	$31,511
Seniors housing operating	10% to 50%	506,092	539,147
Outpatient medical	36% to 49%	37,286	173,493
Total		$569,621	$744,151

(1) Excludes ownership of in-substance real estate.

     At June 30, 2015, the aggregate unamortized basis difference of our joint venture investments of $166,000,000 is primarily attributable to appreciation of the underlying properties and transaction costs.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use net operating income from continuing operations (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six month period ending June 30, 2015, excluding our share of NOI in unconsolidated entities (dollars in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	180	$179,790	17%
Sunrise Senior Living(3)	144	148,317	14%
Brookdale Senior Living	146	83,547	8%
Revera(3)	71	47,995	4%
Benchmark Senior Living	50	47,406	4%
Remaining portfolio	759	569,476	53%
Totals	1,350	$1,076,531	100%

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

9. Borrowings Under Credit Facilities and Related Items

     At June 30, 2015, we had a primary unsecured credit facility with a consortium of 28 banks that includes a $2,500,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000 and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $500,000,000 in alternate currencies (none outstanding at June 30, 2015).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.112% at June 30, 2015). The applicable margin is based on certain of our debt ratings and was 0.925% at June 30, 2015.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at June 30, 2015.  The primary unsecured credit facility is scheduled to expire October 31, 2018 and can be extended for an additional year at our option.

     The following information relates to aggregate borrowings under the unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance outstanding at quarter end(1)	$350,000	$-	$350,000	$-
Maximum amount outstanding at any month end	$535,000	$637,000	$535,000	$637,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$501,758	$375,824	$455,608	$331,602
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.13%	1.37%	1.17%	1.36%

(1) As of June 30, 2015, letters of credit in the aggregate amount of $61,882,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At June 30, 2015, the annual principal payments due on these debt obligations were as follows (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2015(4)	$56,975	$227,775	$284,750
2016	400,000	486,908	886,908
2017	450,000	400,621	850,621
2018	450,000	557,849	1,007,849
2019(5,6)	1,300,417	373,126	1,673,543
Thereafter(7,8)	5,452,070	987,592	6,439,662
Totals	$8,109,462	$3,033,871	$11,143,333

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.162% to 6.5%.
(3) Annual interest rates range from 1.0% to 7.98%. Carrying value of the properties securing the debt totaled $5,405,240,000 at June 30, 2015.

(4) Senior unsecured notes amount represents our 3.00% Convertible Senior Notes due 2029. On July 17, 2015, we announced that we will redeem all outstanding notes ($22,415,000, which amount does not include notes surrendered for conversion prior to July 17, 2015) on August 17, 2015.

(5) On July 25, 2014, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $200,417,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2015).  The loan matures on October 31, 2018 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 97.5 basis points (2.0% at June 30, 2015).

(6) On July 25, 2014, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on October 31, 2018 (with an option to extend for one additional year at our discretion) and bears interest at LIBOR plus 97.5 basis points (1.16% at June 30, 2015).

(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $865,370,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2015) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $786,700,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2015) of 4.5% senior unsecured notes due 2034.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2015		June 30, 2014
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$7,817,154	4.385%	$7,421,707	4.400%
Debt issued	750,000	4.000%	-	0.000%
Debt extinguished	(300,000)	6.200%	-	0.000%
Debt redeemed	(158,990)	3.000%	(1)	3.000%
Foreign currency	1,298	3.601%	28,401	4.865%
Ending balance	$8,109,462	4.252%	$7,450,107	4.402%

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2015		June 30, 2014
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,941,765	4.94%	$3,010,711	5.10%
Debt issued	136,801	2.84%	10,690	3.54%
Debt assumed	317,897	3.22%	12,005	4.15%
Debt extinguished	(290,984)	4.21%	(188,722)	5.73%
Foreign currency	(38,642)	3.99%	(31,258)	4.98%
Principal payments	(32,966)	4.77%	(1,200)	3.94%
Ending balance	$3,033,871	4.75%	$2,812,226	5.04%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2015, we were in compliance with all of the covenants under our debt agreements.

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

     I nterest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $441,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the six months ended June 30, 2015, we settled certain net investment hedges generating cash proceeds of $72,477,000.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2015	December 31, 2014
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,175,000	$900,000
Denominated in Pounds Sterling	£550,000	£350,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$61,000	$58,000
Denominated in Pounds Sterling	£60,000	£40,000

Derivative instruments not designated:(1)
Denominated in Canadian Dollars	$700,000	$12,000

(1) These non-designated instruments represent off-setting forward exchange contracts to manage against adverse movements in exchange rates with regards to the purchase price on pending foreign acquisitions.

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2015	2014	2015	2014
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$(1)	$(4)	$(1)	$(7)

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(462)	(436)	(928)	(879)

Gain (loss) on forward exchange contracts recognized in income	Interest expense	1,191	-	3,938	-

Gain (loss) on forward exchange contracts recognized in income	Loss (gain) on derivatives, net	-	(351)	-	(351)

Loss (gain) on option exercise(1)	Loss (gain) on derivatives, net	-	-	(58,427)	-

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	(149,436)	(67,899)	34,615	(49,410)

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

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

     At June 30, 2015, we had eight outstanding letter of credit obligations totaling $75,553,000 and expiring between 2015 and 2018.  At June 30, 2015, we had outstanding construction in progress of $159,352,000 and were committed to providing additional funds of approximately $402,894,000 to complete construction.  Purchase obligations include contingent purchase obligations totaling $39,941,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At June 30, 2015, we had operating lease obligations of $944,824,000 relating to certain ground leases and company office space and capital lease obligations of $100,935,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At June 30, 2015, aggregate future minimum rentals to be received under these noncancelable subleases totaled $27,976,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2015	December 31, 2014
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	25,875,000
Outstanding shares	25,875,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	352,350,728	329,487,615
Outstanding shares	351,573,700	328,790,066

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Six Months Ended
	June 30, 2015		June 30, 2014
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	25,875,000	6.500%	26,108,236	6.496%
Shares converted	-	0.000%	(233,236)	6.000%
Ending balance	25,875,000	6.500%	25,875,000	6.500%

     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
June 2014 public issuance	16,100,000	$62.35	$1,003,835	$968,517
2014 Dividend reinvestment plan issuances	2,132,427	58.73	125,232	125,232
2014 Option exercises	175,699	46.78	8,220	8,220
2014 Stock incentive plans, net of forfeitures	124,723		-	-
2014 Senior note conversions	1		-	-
2014 Preferred stock conversions	233,236		-	-
2014 Totals	18,766,086		$1,137,287	$1,101,969

February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	1,766,585	72.83	128,653	128,653
2015 Option exercises	211,041	46.26	9,762	9,762
2015 Stock incentive plans, net of forfeitures	179,037		-	-
2015 Senior note conversions	1,076,971		-	-
2015 Totals	22,783,634		$1,614,440	$1,562,350

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2015		June 30, 2014
	Per Share	Amount	Per Share	Amount
Common Stock	$1.6500	$561,914	$1.5900	$462,551
Series H Preferred Stock	-	-	0.0079	1
Series I Preferred Stock	1.6250	23,359	1.6250	23,360
Series J Preferred Stock	0.8126	9,344	0.8126	9,344
Totals		$594,617		$495,256

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)
Other comprehensive income before reclassification adjustments	12,136	(15,100)	-	(2,625)	(5,589)
Reclassification amount to net income	-	-	-	928 (1)	928
Net current-period other comprehensive income	12,136	(15,100)	-	(1,697)	(4,661)
Balance at June 30, 2015	$(62,634)	$(15,100)	$(1,589)	$(2,347)	$(81,670)

Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)
Other comprehensive income before reclassification adjustments	4,628	389	-	(7)	5,010
Reclassification amount to net income	-	-	-	879 (1)	879
Net current-period other comprehensive income	4,628	389	-	872	5,889
Balance at June 30, 2014	$(13,003)	$-	$(1,452)	$(4,187)	$(18,642)

(1) Please see note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $11,124,000 and $20,178,000 for the three and six months ended June 30, 2015, respectively, and $14,170,000 and $21,837,000 for the same periods in 2014.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$312,573	$71,829	$503,373	$121,851

Denominator for basic earnings per
share - weighted average shares	350,399	296,256	343,624	293,046
Effect of dilutive securities:
Employee stock options	153	191	176	170
Non-vested restricted shares	471	472	444	506
Convertible senior unsecured notes	343	1,076	379	868
Dilutive potential common shares	967	1,739	999	1,544
Denominator for diluted earnings per
share - adjusted weighted average shares	351,366	297,995	344,623	294,590

Basic earnings per share	$0.89	$0.24	$1.46	$0.42
Diluted earnings per share	$0.89	$0.24	$1.46	$0.41

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$564,056	$592,280	$188,651	$194,935
Other real estate loans receivable	196,487	196,793	191,518	195,375
Available-for-sale equity investments	43,326	43,326	-	-
Cash and cash equivalents	217,942	217,942	473,726	473,726
Foreign currency forward contracts	35,377	35,377	57,087	57,087

Financial liabilities:
Borrowings under unsecured credit facilities	$350,000	$350,000	$-	$-
Senior unsecured notes	8,060,493	8,639,898	7,766,251	8,613,702
Secured debt	3,066,633	3,117,499	2,977,713	3,053,067
Foreign currency forward contracts	16,465	16,465	1,495	1,495
Redeemable OP unitholder interests	109,187	109,187	46,722	46,722

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of June 30, 2015
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$43,326	$43,326	$-	$-
Foreign currency forward contracts, net(2)	18,912	-	18,912	-
Redeemable OP unitholder interests	109,187	-	109,187	-
Totals	$171,425	43,326	$128,099	$-

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

     Our outpatient medical properties include medical office buildings and life science buildings which are aggregated into our outpatient medical reportable segment. Our medical office buildings are typically leased to multiple tenants and generally require a certain level of property management.  During the three months ended June 30, 2015, we disposed of our life science investments.

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

     Summary information for the reportable segments is as follows for the periods presented (in thousands):

Three Months Ended June 30, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$279,990	$-	$116,636	$-	$396,626
Resident fees and services	-	535,553	-	-	535,553
Interest income	18,189	1,042	1,345	-	20,576
Other income	970	3,210	195	39	4,414
Total revenues	299,149	539,805	118,176	39	957,169

Property operating expenses	-	360,569	37,785	-	398,354
Net operating income from continuing operations	299,149	179,236	80,391	39	558,815

Reconciling items:
Interest expense	2,679	38,796	7,184	70,202	118,861
Depreciation and amortization	72,402	88,844	47,556	-	208,802
General and administrative	-	-	-	38,474	38,474
Transaction costs	7,579	3,937	975	-	12,491
Loss (gain) on extinguishment of debt, net	(102)	-	-	18,989	18,887
Other expenses	-	-	-	10,583 (1)	10,583
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	216,591	47,659	24,676	(138,209)	150,717
Income tax expense	(3,121)	(3,449)	(161)	(686)	(7,417)
(Loss) income from unconsolidated entities	1,453	(6,083)	1,678	-	(2,952)
Income (loss) from continuing operations	214,923	38,127	26,193	(138,895)	140,348
Gain (loss) on real estate dispositions, net	-	-	190,111	-	190,111
Net income (loss)	$214,923	$38,127	$216,304	$(138,895)	$330,459

Total assets	$12,191,264	$10,432,990	$4,701,830	$81,398	$27,407,482

(1) Due to termination of our investment in a strategic medical office partnership and costs associated with the retirement of an executive officer.

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2014:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$248,134	$-	$99,713	$-	$347,847
Resident fees and services	-	467,639	-	-	467,639
Interest income	7,980	11	942	-	8,933
Other income	325	1,264	362	76	2,027
Total revenues	256,439	468,914	101,017	76	826,446

Property operating expenses	447	310,029	33,278	-	343,754
Net operating income from continuing operations	255,992	158,885	67,739	76	482,692

Reconciling items:
Interest expense	8,655	28,833	8,346	75,231	121,065
Loss (gain) on derivatives, net	73	278	-	-	351
Depreciation and amortization	67,372	109,644	37,433	-	214,449
General and administrative	-	-	-	51,660	51,660
Transaction costs	4,007	1,660	1,373	-	7,040
Loss (gain) on extinguishment of debt, net	-	531	-	-	531
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	175,885	17,939	20,587	(126,815)	87,596
Income tax expense	(438)	(801)	(330)	-	(1,569)
(Loss) income from unconsolidated entities	1,423	(15,496)	2,557	-	(11,516)
Income (loss) from continuing operations	176,870	1,642	22,814	(126,815)	74,511
Income (loss) from discontinued operations	6,675	-	-	-	6,675
Gain (loss) on real estate dispositions, net	5,762	-	906	-	6,668
Net income (loss)	$189,307	$1,642	$23,720	$(126,815)	$87,854

Six Months Ended June 30, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$544,396	$-	$231,817	$-	$776,213
Resident fees and services	-	1,028,063	-	-	1,028,063
Interest income	32,888	2,073	2,609	-	37,570
Other income	4,853	4,229	356	62	9,500
Total revenues	582,137	1,034,365	234,782	62	1,851,346

Property operating expenses	-	699,076	75,739	-	774,815
Net operating income from continuing operations	582,137	335,289	159,043	62	1,076,531

Reconciling items:
Interest expense	12,706	73,255	14,809	139,172	239,942
Loss (gain) on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	142,434	165,479	89,718	-	397,631
General and administrative	-	-	-	73,612	73,612
Transaction costs	43,750	15,979	1,316	-	61,045
Loss (gain) on extinguishment of debt, net	10,235	-	-	24,053	34,288
Impairment of assets	2,220	-	-	-	2,220
Other expenses	-	-	-	10,583	10,583
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	429,219	80,576	53,200	(247,358)	315,637
Income tax expense	(2,703)	(3,982)	305	(733)	(7,113)
(Loss) income from unconsolidated entities	2,846	(21,156)	2,710	-	(15,600)
Income (loss) from continuing operations	429,362	55,438	56,215	(248,091)	292,924
Gain (loss) on real estate dispositions, net	54,097	-	192,859	-	246,956
Net income (loss)	$483,459	$55,438	$249,074	$(248,091)	$539,880

HEALTH CARE REIT, INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2014:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$485,852	$-	$198,451	$-	$684,303
Resident fees and services	-	923,904	-	-	923,904
Interest income	15,700	11	1,816	-	17,527
Other income	468	1,318	643	91	2,520
Total revenues	502,020	925,233	200,910	91	1,628,254

Property operating expenses	690	618,213	66,282	-	685,185
Net operating income from continuing operations	501,330	307,020	134,628	91	943,069

Reconciling items:
Interest expense	17,769	56,312	17,730	150,087	241,898
Loss (gain) on derivatives, net	73	278	-	-	351
Depreciation and amortization	134,640	238,806	74,320	-	447,766
General and administrative	-	-	-	84,524	84,524
Transaction costs	4,283	2,290	1,420	-	7,993
Loss (gain) on extinguishment of debt, net	-	383	-	-	383
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	344,565	8,951	41,158	(234,520)	160,154
Income tax expense	(793)	(2,444)	(593)	-	(3,830)
(Loss) income from unconsolidated entities	2,804	(23,457)	3,580	-	(17,073)
Income (loss) from continuing operations	346,576	(16,950)	44,145	(234,520)	139,251
Income (loss) from discontinued operations	7,135	-	-	-	7,135
Gain (loss) on real estate dispositions, net	5,762	-	906	-	6,668
Net income (loss)	$359,473	$(16,950)	$45,051	$(234,520)	$153,054

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$771,031	80.6%	$695,922	84.2%	$1,516,168	81.9%	$1,371,021	84.2%
International	186,138	19.4%	130,524	15.8%	335,178	18.1%	257,233	15.8%
Total	$957,169	100.0%	$826,446	100.0%	$1,851,346	100.0%	$1,628,254	100.0%

	As of
	June 30, 2015		December 31, 2014
Assets:	Amount	%	Amount	%
United States	$22,273,463	81.3%	$20,728,477	82.9%
International	5,134,019	18.7%	4,285,819	17.1%
Total	$27,407,482	100.0%	$25,014,296	100.0%

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

      The income tax expense for the three and six month periods ended June 30, 2015 and 2014 is due primarily to operating income or losses at our TRS entities.  Net deferred tax liabilities with respect to our TRS entities totaled $13,516,000 and $12,451,000 as of June 30, 2015 and December 31, 2014, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets.

     Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2011 and subsequent years and by state taxing authorities for the year ended December 31, 2010 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

      The balance of our unrecognized tax benefits as of June 30, 2015 and December 31, 2014 was $857,000.  The unrecognized tax benefits and related penalties, as currently accrued for, have an immaterial impact on the effective tax rate to the extent that they would be recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2015 Key Performance Indicators, Trends and Uncertainties Corporate Governance	29 29 30 30 31 33

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	34 34 35 35

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	36 37 39 41 44

OTHER

Non-GAAP Financial Measures Other Disclosures Critical Accounting Policies	45 52 56
Cautionary Statement Regarding Forward-Looking Statements	56

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

Executive Summary

Company Overview

     Health Care REIT, Inc. is a real estate investment trust (“REIT”) that has been at the forefront of seniors housing and health care real estate since the company was founded in 1970.  We are an S&P 500 company headquartered in Toledo, Ohio. Our portfolio spans the full spectrum of seniors housing and health care real estate, including seniors housing communities, long-term/post-acute care facilities, outpatient medical buildings, and inpatient and outpatient medical centers. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio for the three months ended June 30, 2015 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$299,149	53.5%	750
Seniors housing operating	179,236	32.1%	348
Outpatient medical	80,391	14.4%	252
Totals	$558,776	100.0%	1,350

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the six months ended June 30, 2015, rental income and resident fees and services represented 42% and 56%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At June 30, 2015, we had $217,942,000 of cash and cash equivalents, $72,706,000 of restricted cash and $2,088,118,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  In July 2014, we closed on a new primary unsecured credit facility that further enhances our access to efficient capital and financial flexibility.  For the 18 months ended June 30, 2015, we raised $5,534,814,000 in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported pro rata gross new investments of $3,579,831,000 during 2014 and $2,856,485,000 during the six months ended June 30, 2015.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2015

     Capital.  In February 2015, we completed the public issuance of 19,550,000 shares of common stock at a price of $75.50 per share for approximate gross proceeds of $1,476,025,000. This was the largest overnight common stock offering and the highest offering price in our history. In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025, generating approximately $743,407,000 of net proceeds.  This was the largest single tranche U.S. debt offering in our history. Also, during the six months ended June 30, 2015, we raised $128,653,000 through our dividend reinvestment program.

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the six months ended June 30, 2015 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	34	$847,981	6.9%	$839,685
Seniors housing operating	42	1,188,904	6.1%	1,368,918
Outpatient medical	9	134,999	5.9%	446,239
Totals	85	$2,171,884	6.4%	$2,654,842

(1) Represents stated pro rata purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected income to be received in cash divided by investment amounts.
(3) Represents amounts recorded on our books including fair value adjustments pursuant to U.S. GAAP. See Notes 3 and 7 to our unaudited consolidated financial statements for additional information.

     Dispositions.  The following summarizes our property dispositions completed during the six months ended June 30, 2015 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	11	$165,095	8.4%	$110,998
Outpatient medical	8	584,049	5.1%	165,221
Totals	19	$749,144	5.8%	$276,219

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.30 per common share ($0.825 per share quarterly), as compared to $3.18 per common share for 2014, beginning in February 2015.  The dividend declared for the quarter ended June 30, 2015 represents the 177th consecutive quarterly dividend payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2014	2014	2014	2014	2015	2015

Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799	$312,573
Funds from operations	288,803	284,245	316,512	284,516	344,250	340,588
Net operating income from continuing operations	460,376	482,692	492,366	504,754	517,716	558,815
Same store cash net operating income	407,131	420,125	428,268	425,669	419,110	427,310

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.17	$0.24	$0.44	$0.57	$0.56	$0.89
Funds from operations	0.99	0.95	1.01	0.86	1.02	0.97

     Concentration Risk. We evaluate our concentration risk in terms of NOI by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOI could be at risk if certain sectors were to experience downturns.  Property mix measures the portion of our NOI that relates to our various property types. Relationship mix measures the portion of our NOI that relates to our top five relationships. Geographic mix measures the portion of our NOI that relates to our top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by NOI for the three month periods indicated below:

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2014	2014	2014	2014	2015	2015

Property mix:(1)
Triple-net	53%	53%	53%	53%	55%	54%
Seniors housing operating	32%	33%	33%	32%	30%	32%
Outpatient medical	15%	14%	14%	15%	15%	14%

Relationship mix:(1)
Genesis Healthcare	15%	16%	16%	16%	17%	17%
Sunrise Senior Living(2)	15%	15%	16%	15%	14%	14%
Brookdale Senior Living	9%	9%	8%	8%	8%	7%
Revera(2)	4%	4%	5%	4%	4%	5%
Benchmark Senior Living	4%	4%	4%	4%	4%	5%
Remaining relationships	53%	52%	51%	53%	53%	52%

Geographic mix:(1)
United Kingdom	7%	6%	7%	7%	8%	10%
California	10%	10%	10%	10%	10%	9%
New Jersey	8%	8%	9%	8%	8%	8%
Texas	7%	7%	7%	7%	7%	7%
Pennsylvania	5%	5%	5%	5%	6%	6%
Remaining geographic areas	63%	64%	62%	63%	61%	60%

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

“Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2014	2014	2014	2014	2015	2015

Debt to book capitalization ratio	48%	45%	43%	45%	42%	43%
Debt to undepreciated book
capitalization ratio	43%	40%	38%	40%	38%	39%
Debt to market capitalization ratio	37%	33%	32%	29%	28%	32%

Interest coverage ratio	3.45x	3.51x	3.86x	4.29x	4.21x	5.32x
Fixed charge coverage ratio	2.74x	2.77x	3.07x	3.39x	3.34x	4.19x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2015 (dollars in thousands):

	Expiration Year
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Thereafter

Triple-net:
Properties	13	-	33	51	3	12	26	41	14	21	505
Base rent(1)	$26,584	$-	$14,907	$37,421	$2,973	$14,900	$38,640	$36,750	$19,628	$45,784	$915,686
% of base rent	2.3%	0.0%	1.3%	3.2%	0.3%	1.3%	3.4%	3.2%	1.7%	4.0%	79.4%
Units/beds	1,052	-	1,467	3,151	235	1,076	3,805	5,144	1,464	2,254	54,491
% of Units/beds	1.4%	0.0%	2.0%	4.3%	0.3%	1.5%	5.1%	6.9%	2.0%	3.0%	73.5%

Outpatient medical:
Square feet	953,336	872,751	1,099,414	943,532	1,081,494	1,138,968	1,151,873	2,138,411	1,174,370	1,349,719	3,322,534
Base rent(1)	$24,141	$19,531	$25,911	$25,692	$28,907	$26,484	$27,692	$43,886	$23,313	$36,916	$78,327
% of base rent	6.7%	5.4%	7.2%	7.1%	8.0%	7.3%	7.7%	12.2%	6.5%	10.2%	21.8%
Leases	261	233	258	256	234	172	137	173	88	103	149
% of Leases	12.6%	11.3%	12.5%	12.4%	11.3%	8.3%	6.6%	8.4%	4.3%	5.0%	7.2%

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

	Six Months Ended		Change
	June 30, 2015	June 30, 2014	$	%

Cash and cash equivalents at beginning of period	$473,726	$158,780	$314,946	198%
Cash provided from (used in):
Operating activities	619,346	595,534	23,812	4%
Investing activities	(2,222,442)	(798,422)	(1,424,020)	178%
Financing activities	1,344,717	252,521	1,092,196	433%
Effect of foreign currency translation on cash and cash equivalents	2,595	(1,059)	3,654	n/a
Cash and cash equivalents at end of period	$217,942	$207,354	$10,588	5%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the six months ended June 30, 2015 and 2014, cash flow provided from operations exceeded cash distributions to stockholders.

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

	Six Months Ended		Change
	June 30,	June 30,
	2015	2014	$	%
New development	$114,478	$95,201	$19,277	20%
Recurring capital expenditures, tenant improvements and lease commissions	25,599	26,188	(589)	-2%
Renovations, redevelopments and other capital improvements	41,487	28,500	12,987	46%
Total	$181,564	$149,889	$31,675	21%

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

Off-Balance Sheet Arrangements

     At June 30, 2015, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

additional information.  At June 30, 2015, we had eight outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of June 30, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Unsecured revolving credit facility(1)	$350,000	$-	$-	$350,000	$-
Senior unsecured notes and credit facilities:(2)
U.S. Dollar senior unsecured notes	5,756,975	56,975	850,000	1,050,000	3,800,000
Pounds Sterling senior unsecured notes(3)	1,652,070	-	-	-	1,652,070
U.S. Dollar term credit facility	500,000	-	-	500,000	-
Canadian Dollar term credit facility(3)	200,417	-	-	200,417	-
Secured debt:(2,3)
Consolidated	3,033,871	227,775	887,529	930,975	987,592
Unconsolidated	513,055	21,039	60,948	21,984	409,084
Contractual interest obligations:(4)
Unsecured revolving credit facility	14,521	1,978	7,910	4,633	-
Senior unsecured notes and term loans(3)	3,721,579	212,504	678,912	611,913	2,218,250
Consolidated secured debt(3)	649,900	70,916	226,334	127,932	224,718
Unconsolidated secured debt(3)	149,925	9,554	34,447	30,847	75,077
Capital lease obligations(5)	100,935	2,366	9,464	9,012	80,093
Operating lease obligations(5)	944,824	7,508	30,227	30,362	876,727
Purchase obligations(5)	442,835	31,778	402,172	6,656	2,229
Other long-term liabilities(6)	6,391	738	2,950	2,703	-
Total contractual obligations	$18,037,298	$643,131	$3,190,893	$3,877,434	$10,325,840

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

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2015, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of June 30, 2015 is as follows:

	Per Agreement
	Primary Unsecured Credit Facility	Senior Unsecured Notes	Actual at
Covenant			June 30, 2015
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	44%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	11%
Total Indebtedness to Total Assets maximum	n/a	60%	42%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	37%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	4.58x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	3.62x

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

     On May 1, 2015, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan under which we may issue up to 15,000,000 shares of common stock. As of July 28, 2015, 13,962,480 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of July 28, 2015, we had $457,112,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

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

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	Amount	%	2015	2014	Amount	%
Net income (loss) attributable to common stockholders	$312,573	$71,829	$240,744	335%	$503,373	$121,851	$381,522	313%
Funds from operations	340,588	284,245	56,343	20%	684,839	573,049	111,790	20%
EBITDA	665,539	424,971	240,568	57%	1,184,566	846,705	337,861	40%
Net operating income from continuing operations (NOI)	558,815	482,692	76,123	16%	1,076,531	943,069	133,462	14%
Same store cash NOI	427,310	420,125	7,185	2%	842,250	827,257	14,993	2%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.89	$0.24	$0.65	271%	$1.46	$0.41	$1.05	256%
Funds from operations	$0.97	$0.95	$0.02	2%	$1.99	$1.95	$0.04	2%

Interest coverage ratio	5.32x	3.51x	1.81x	52%	4.77x	3.48x	1.29x	37%
Fixed charge coverage ratio	4.19x	2.77x	1.42x	51%	3.77x	2.76x	1.01x	37%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Triple-net

     The following is a summary of our NOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	$	%	2015	2014	$	%
SSCNOI(1)	$208,359	201,719	$6,640	3%	$413,914	400,058	$13,856	3%
Non-cash NOI attributable to same store properties(1)	22,849	19,372	3,477	18%	45,107	32,400	12,707	39%
NOI attributable to non same store properties(2)	67,941	34,901	33,040	95%	123,116	68,872	54,244	79%
NOI	$299,149	$255,992	$43,157	17%	$582,137	$501,330	$80,807	16%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 585 same store properties.
(2) Change is primarily due to the acquisition of 138 properties and the conversion of 9 construction projects into revenue-generating properties subsequent to January 1, 2014.

     The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	$	%	2015	2014	$	%
Revenues:
Rental income	$279,990	$248,134	$31,856	13%	$544,396	$485,852	$58,544	12%
Interest income	18,189	7,980	10,209	128%	32,888	15,700	17,188	109%
Other income	970	325	645	198%	4,853	468	4,385	937%
	299,149	256,439	42,710	17%	582,137	502,020	80,117	16%
Property operating expenses	-	447	(447)	-100%	-	690	(690)	-100%
Net operating income from continuing operations (NOI)	299,149	255,992	43,157	17%	582,137	501,330	80,807	16%
Other expenses:
Interest expense	2,679	8,655	(5,976)	-69%	12,706	17,769	(5,063)	-28%
Loss (gain) on derivatives, net	-	73	(73)	-100%	(58,427)	73	(58,500)	n/a
Depreciation and amortization	72,402	67,372	5,030	7%	142,434	134,640	7,794	6%
Transaction costs	7,579	4,007	3,572	89%	43,750	4,283	39,467	921%
Loss (gain) on extinguishment of debt, net	(102)	-	(102)	n/a	10,235	-	10,235	n/a
Impairment of assets	-	-	0	n/a	2,220	-	2,220	n/a
	82,558	80,107	2,451	3%	152,918	156,765	(3,847)	-2%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	216,591	175,885	40,706	23%	429,219	344,565	84,654	25%
Income tax benefit (expense)	(3,121)	(438)	(2,683)	613%	(2,703)	(793)	(1,910)	241%
Income (loss) from unconsolidated entities	1,453	1,423	30	2%	2,846	2,804	42	1%
Income from continuing operations	214,923	176,870	38,053	22%	429,362	346,576	82,786	24%
Discontinued operations, net(1)	-	6,675	(6,675)	-100%	-	7,135	(7,135)	-100%
Gain (loss) on real estate dispositions, net(1)	-	5,762	(5,762)	-100%	54,097	5,762	48,335	839%
Net income	214,923	189,307	25,616	14%	483,459	359,473	123,986	34%
Less: Net income (loss) attributable to noncontrolling interests	548	482	66	14%	1,001	992	9	1%
Net income attributable to common stockholders	$214,375	$188,825	$25,550	14%	$482,458	$358,481	$123,977	35%

(1) See Note 5 to our unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The increase in rental income is primarily attributable to the acquisitions of new properties, the conversion of newly constructed triple-net properties from which we receive rent and the modification of our lease with Genesis Healthcare to replace the CPI-based component of an annual increaser with a fixed annual increaser effective April 1, 2014 and extend the term. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2015, we had no lease renewals but we had 13 leases with rental rate increasers ranging from 0.11% to 0.31% in our triple-net portfolio.

   The change in interest income is due to a higher loan volume in the current year, which includes a first mortgage loan to Genesis Healthcare to facilitate their merger with Skilled Healthcare Group.  The increase in other income year-to-date over the prior year includes the receipt of an early prepayment fee related to a real estate loan receivable.

    During the six months ended June 30, 2015, we completed three triple-net construction projects representing $72,775,000 or $298,260 per bed/unit plus expansion projects totaling $38,808,000.  The following is a summary of triple-net construction projects pending as of June 30, 2015 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Derby, UK	74	11,616	10,213	3Q15
Frederick, MD	130	19,000	16,990	4Q15
Edmond, OK	142	24,500	5,186	2Q16
Carrollton, TX	104	18,900	3,904	3Q16
Bracknell, UK	64	15,828	6,812	3Q16
Tulsa, OK	145	25,800	2,684	4Q16
Piscataway, NJ	124	30,600	16,228	4Q16
Livingston, NJ	120	51,440	13,872	1Q17
Raleigh, NC	225	93,000	25,469	1Q17
Total	1,128	$290,684	$101,358

     Interest expense for the six months ended June 30, 2015 and 2014 represents secured debt interest expense offset by interest allocated to discontinued operations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$568,108	5.562%	$584,363	5.391%	$670,769	5.337%	$587,136	5.394%
Debt extinguished	(21,398)	5.739%	-	0.000%	(112,207)	4.404%	-	0.000%
Foreign Currency	1,478	5.316%	-	0.000%	(6,856)	5.316%	-	0.000%
Principal payments	(2,982)	5.559%	(2,623)	5.843%	(6,500)	5.593%	(5,396)	5.871%
Ending balance	$545,207	5.408%	$581,740	5.389%	$545,207	5.408%	$581,740	5.389%

Monthly averages	$550,659	5.411%	$582,625	5.391%	$564,669	5.453%	$583,990	5.391%

     In April 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis Healthcare Corporation. In conjunction with this transaction, we received the option to acquire an ownership interest in Genesis Healthcare.  In February 2015, Genesis Healthcare closed on a transaction to merge with Skilled Healthcare Group to become a publicly traded company which required us to record the value of the derivative asset due to the net settlement feature.  We elected to exercise our option during the three months ended March 31, 2015 which resulted in a $58,427,000 gain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Depreciation and amortization increased primarily as a result of new property acquisitions and the conversions of newly constructed triple-net properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

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

Changes in the gain on sales of properties are related to property sales which totaled 11 and five for the six months ended June 30, 2015 and 2014, respectively.  During the six months ended June 30, 2015, we recorded an impairment of $2,200,000 related to a triple-net property and land parcel, both of which are considered held for sale.

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	$	%	2015	2014	$	%
SSCNOI(1)	$156,334	$157,446	$(1,112)	-1%	$303,605	$305,730	$(2,125)	-1%
Non-cash NOI attributable to same store properties	(253)	(266)	13	-5%	$(504)	$(532)	$28	-5%
NOI attributable to non same store properties(2)	23,155	1,705	21,450	1258%	32,188	1,822	30,366	1667%
NOI	$179,236	$158,885	$20,351	13%	$335,289	$307,020	$28,269	9%

(1) Relates to 279 same store properties. Decrease is primarily due to unfavorable changes in USD/CAD and GBP/USD rates.
(2) Change is primarily due to the acquisition of 69 properties subsequent to January 1, 2014.

The following is a summary of our seniors housing operating results of operations (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	$	%	2015	2014	$	%
Revenues:
Resident fees and services	$535,553	$467,639	$67,914	15%	$1,028,063	$923,904	$104,159	11%
Interest income	1,042	11	1,031	9373%	2,073	11	2,062	18745%
Other income	3,210	1,264	1,946	154%	4,229	1,318	2,911	221%
	539,805	468,914	70,891	15%	1,034,365	925,233	109,132	12%
Property operating expenses	360,569	310,029	50,540	16%	699,076	618,213	80,863	13%
Net operating income from continuing operations (NOI)	179,236	158,885	20,351	13%	335,289	307,020	28,269	9%
Other expenses:
Interest expense	38,796	28,833	9,963	35%	73,255	56,312	16,943	30%
Loss (gain) on derivatives, net	-	278	(278)	-100%	-	278	(278)	-100%
Depreciation and amortization	88,844	109,644	(20,800)	-19%	165,479	238,806	(73,327)	-31%
Transaction costs	3,937	1,660	2,277	137%	15,979	2,290	13,689	598%
Loss (gain) on extinguishment of debt, net	-	531	(531)	-100%	-	383	(383)	-100%
	131,577	140,946	(9,369)	-7%	254,713	298,069	(43,356)	-15%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	47,659	17,939	29,720	166%	80,576	8,951	71,625	800%
Income tax benefit (expense)	(3,449)	(801)	(2,648)	331%	(3,982)	(2,444)	(1,538)	63%
Income (loss) from unconsolidated entities	(6,083)	(15,496)	9,413	-61%	(21,156)	(23,457)	2,301	-10%
Net income (loss)	38,127	1,642	36,485	2222%	55,438	(16,950)	72,388	-427%
Less: Net income (loss) attributable to noncontrolling interests	1,520	(892)	2,412	n/a	2,793	(2,713)	5,506	-203%
Net income (loss) attributable to common stockholders	$36,607	$2,534	$34,073	1345%	$52,645	$(14,237)	$66,882	-470%

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions and the movement of U.S. and foreign currency exchange rates. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. The decrease in depreciation and amortization for the three and six month periods ended June 30, 2015 as compared to the prior year are due primarily to a number of short lived intangible assets which became fully amortized. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.

     During the year ended June 30, 2015, we completed one seniors housing operating construction project representing $19,869,000 or $283,843 per unit.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of June 30, 2015 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Chertsey, UK	93	$48,934	$11,987	3Q17
Camberley, UK	102	21,830	16,946	4Q15
Total	195	$70,764	$28,933

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,810,437	4.356%	$1,627,768	4.529%	$1,654,531	4.422%	$1,714,714	4.622%
Debt issued	54,077	3.623%	-	0.000%	136,801	2.845%	10,690	3.544%
Debt assumed	-	0.000%	12,005	4.147%	205,897	3.976%	12,005	4.147%
Debt extinguished	(37,004)	3.386%	(8,444)	5.934%	(119,965)	3.517%	(81,662)	5.888%
Foreign currency	9,552	3.590%	14,705	3.896%	(31,786)	3.709%	(1,200)	3.936%
Principal payments	(9,939)	4.101%	(8,526)	4.253%	(18,355)	4.204%	(17,039)	4.365%
Ending balance	$1,827,123	4.353%	$1,637,508	4.530%	$1,827,123	4.353%	$1,637,508	4.530%

Monthly averages	$1,828,513	4.351%	$1,626,739	4.538%	$1,725,752	4.391%	$1,657,156	4.567%

     The increase in transaction costs in the current year is a result of increased acquisition and transaction volume in the current year.  The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to depreciation and amortization of short-lived intangible assets and the timing of additional investments in unconsolidated entities.

Outpatient Medical

     The following is a summary of our NOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	$	%	2015	2014	$	%
SSCNOI(1)	$62,617	$60,960	$1,657	3%	$124,731	$121,469	$3,262	3%
Non-cash NOI attributable to same store properties(1)	1,577	2,190	(613)	-28%	2,838	4,416	(1,578)	-36%
NOI attributable to non same store properties(2)	16,197	4,589	11,608	253%	31,474	8,743	22,731	260%
NOI	$80,391	$67,739	$12,652	19%	$159,043	$134,628	$24,415	18%

(1) Change is due to increases in cash NOI and decreases in non-cash NOI related to 178 same store properties.
(2) Change is primarily due to acquisitions of 41 properties and conversions of construction projects into 11 revenue-generating properties subsequent to January 1, 2014.

     The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	$	%	2015	2014	$	%
Revenues:
Rental income	$116,636	$99,713	$16,923	17%	$231,817	$198,451	$33,366	17%
Interest income	1,345	942	403	43%	2,609	1,816	793	44%
Other income	195	362	(167)	-46%	356	643	(287)	-45%
	118,176	101,017	17,159	17%	234,782	200,910	33,872	17%
Property operating expenses	37,785	33,278	4,507	14%	75,739	66,282	9,457	14%
Net operating income from continuing operations (NOI)	80,391	67,739	12,652	19%	159,043	134,628	24,415	18%
Other expenses:
Interest expense	7,184	8,346	(1,162)	-14%	14,809	17,730	(2,921)	-16%
Depreciation and amortization	47,556	37,433	10,123	27%	89,718	74,320	15,398	21%
Transaction costs	975	1,373	(398)	-29%	1,316	1,420	(104)	-7%
	55,715	47,152	8,563	18%	105,843	93,470	12,373	13%
Income from continuing operations before income taxes and income from unconsolidated entities	24,676	20,587	4,089	20%	53,200	41,158	12,042	29%
Income tax (expense) benefit	(161)	(330)	169	-51%	305	(593)	898	n/a
Income from unconsolidated entities	1,678	2,557	(879)	-34%	2,710	3,580	(870)	-24%
Income from continuing operations	26,193	22,814	3,379	15%	56,215	44,145	12,070	27%
Gain (loss) on real estate dispositions, net(1)	190,111	906	189,205	20884%	192,859	906	191,953	21187%
Net income (loss)	216,304	23,720	192,584	812%	249,074	45,051	204,023	453%
Less: Net income (loss) attributable to noncontrolling interests	(534)	83	(617)	n/a	10	219	(209)	-95%
Net income (loss) attributable to common stockholders	$216,838	$23,637	$193,201	817%	$249,064	$44,832	$204,232	456%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2015, our consolidated outpatient medical portfolio signed 88,323 square feet of new leases and 344,455 square feet of renewals.  The weighted-average term of these leases was seven years, with a rate of $27.79 per square foot and tenant improvement and lease commission costs of $17.89 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 5%.

    During the six months ended June 30, 2015, we completed one outpatient medical construction project representing $16,592,000 or $325 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of June 30, 2015 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Bel Air, MD	99,184	$26,386	$9,144	1Q16
Richmond, TX	36,475	11,670	3,477	1Q16
Stamford, CT	92,345	41,735	2,290	3Q16
Brooklyn, NY	140,955	103,624	9,714	1Q17
Total	368,959	$183,415	$24,625

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$587,235	5.841%	$655,696	6.036%	$609,268	5.838%	$700,427	5.999%
Debt assumed	112,000	1.837%	-	0.000%	112,000	1.837%	-	0.000%
Debt extinguished	(40,154)	5.176%	(66,194)	5.736%	(58,812)	5.341%	(107,060)	5.604%
Principal payments	(4,091)	6.098%	(4,341)	5.953%	(7,466)	5.870%	(8,206)	5.647%
Ending balance	$654,990	5.193%	$585,161	6.067%	$654,990	5.193%	$585,161	6.067%

Monthly averages	$592,911	5.671%	$627,455	6.045%	$596,570	5.677%	$653,158	5.954%

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

   Income from unconsolidated entities represents our share of net income or losses related to our joint venture investment with Forest City Enterprises and certain unconsolidated property investments related to our strategic joint venture with a national medical office building company.

   Gain on real estate dispositions is due to the disposition of our interest in the joint venture with Forest City Enterprises in the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	$	%	2015	2014	$	%
Revenues:
Other income	$39	$76	$(37)	-49%	$62	$91	$(29)	-32%
Expenses:
Interest expense	70,202	75,231	(5,029)	-7%	139,172	150,087	(10,915)	-7%
General and administrative	38,474	51,660	(13,186)	-26%	73,612	84,524	(10,912)	-13%
Loss on extinguishment of debt, net	18,989	-	18,989	n/a	24,053	-	24,053	n/a
Other expenses	10,583	-	10,583	n/a	10,583	-	10,583	n/a
	138,248	126,891	11,357	9%	247,420	234,611	12,809	5%
Loss from continuing operations before income taxes	(138,209)	(126,815)	(11,394)	9%	(247,358)	(234,520)	(12,838)	5%
Income tax (expense) benefit	(686)	-	(686)	n/a	(733)	-	(733)	n/a
Loss from continuing operations	(138,895)	(126,815)	(12,080)	10%	(248,091)	(234,520)	(13,571)	6%
Less: Preferred stock dividends	16,352	16,352	-	0%	32,703	32,705	(2)	0%
Net loss attributable to common stockholders	$(155,247)	$(143,167)	$(12,080)	8%	$(280,794)	$(267,225)	$(13,569)	5%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2015	2014	$	%	2015	2014	$	%
Senior unsecured notes	$65,674	$70,579	$(4,905)	-7%	$130,073	$141,280	$(11,207)	-8%
Secured debt	99	118	(19)	-16%	187	222	(35)	-16%
Primary unsecured credit facility	2,716	2,823	(107)	-4%	5,764	5,124	640	12%
Capitalized interest	(1,519)	(1,664)	145	-9%	(3,359)	(3,217)	(142)	4%
Swap loss (savings)	(9)	(4)	-	0%	(12)	(7)	(5)	71%
Loan expense	3,241	3,379	(138)	-4%	6,519	6,685	(166)	-2%
Totals	$70,202	$75,231	$(5,029)	-7%	$139,172	$150,087	$(10,915)	-7%

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

     General and administrative expenses for the three and six months ended June 30, 2014 included $19,688,000 related to CEO transition costs. Excluding these costs, general and administrative expenses as a percentage of consolidated revenues for the three months ended June 30, 2015 and 2014 were 4.02% and 3.87%, respectively.  The increase in general and administrative expenses excluding the CEO transition costs is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The loss on extinguishment of debt is due primarily to the early extinguishment of the 2016 senior unsecured notes.  The increase in other expenses in the current year is due to costs associated with the retirement of an executive officer and the termination of our investment in a strategic medical office partnership.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
FFO Reconciliations:	2014	2014	2014	2014	2015	2015
Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799	$312,573
Depreciation and amortization	233,318	214,449	200,970	195,393	188,829	208,802
Impairment of assets	-	-	-	-	2,220	-
Loss (gain) on sales of properties, net	-	(13,079)	(29,604)	(110,839)	(56,845)	(190,111)
Noncontrolling interests	(10,520)	(9,741)	(9,359)	(8,234)	(7,249)	(10,467)
Unconsolidated entities	15,983	20,787	18,250	19,560	26,496	19,791
Funds from operations	$288,803	$284,245	$316,512	$284,516	$344,250	$340,588

Average common shares outstanding:
Basic	289,606	296,256	311,117	327,492	336,754	350,399
Diluted	290,917	297,995	312,812	329,130	337,812	351,366

Per share data:
Net income attributable to
common stockholders
Basic	$0.17	$0.24	$0.44	$0.58	$0.57	$0.89
Diluted	0.17	0.24	0.44	0.57	0.56	0.89

Funds from operations
Basic	$1.00	$0.96	$1.02	$0.87	$1.02	$0.97
Diluted	0.99	0.95	1.01	0.86	1.02	0.97

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2014	2015
Net income attributable to common stockholders	$121,851	$503,373
Depreciation and amortization	447,766	397,631
Impairment of assets	-	2,220
Loss (gain) on sales of properties, net	(13,079)	(246,956)
Noncontrolling interests	(20,259)	(17,716)
Unconsolidated entities	36,770	46,287
Funds from operations	$573,049	$684,839

Average common shares outstanding:
Basic	293,046	343,624
Diluted	294,590	344,623

Per share data:
Net income attributable to
common stockholders
Basic	$0.42	$1.46
Diluted	0.41	1.46

Funds from operations
Basic	$1.96	$1.99
Diluted	1.95	1.99

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
EBITDA Reconciliations:	2014	2014	2014	2014	2015	2015
Net income	$65,200	$87,854	$152,771	$206,474	$209,422	$330,459
Interest expense	120,956	121,099	118,435	120,707	121,080	118,861
Income tax expense (benefit)	2,260	1,569	(10,198)	5,101	(304)	7,417
Depreciation and amortization	233,318	214,449	200,970	195,393	188,829	208,802
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027	$665,539

Interest Coverage Ratio:
Interest expense	$120,956	$121,099	$118,435	$120,707	$121,080	$118,861
Non-cash interest expense	(330)	(1,649)	(547)	100	(119)	4,202
Capitalized interest	1,605	1,700	1,779	2,066	2,387	2,060
Total interest	122,231	121,150	119,667	122,873	123,348	125,123
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027	$665,539
Interest coverage ratio	3.45x	3.51x	3.86x	4.29x	4.21x	5.32x

Fixed Charge Coverage Ratio:
Total interest	$122,231	$121,150	$119,667	$122,873	$123,348	$125,123
Secured debt principal payments	15,455	15,803	14,549	16,473	15,630	17,336
Preferred dividends	16,353	16,352	16,352	16,352	16,352	16,352
Total fixed charges	154,039	153,305	150,568	155,698	155,330	158,811
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027	$665,539
Fixed charge coverage ratio	2.74x	2.77x	3.07x	3.39x	3.34x	4.19x

	Six Months Ended
	June 30,	June 30,
EBITDA Reconciliations:	2014	2015
Net income	$153,054	$539,880
Interest expense	242,055	239,942
Income tax expense (benefit)	3,830	7,113
Depreciation and amortization	447,766	397,631
EBITDA	$846,705	$1,184,566

Interest Coverage Ratio:
Interest expense	$242,055	$239,942
Non-cash interest expense	(1,980)	4,082
Capitalized interest	3,305	4,446
Total interest	243,380	248,470
EBITDA	$846,705	$1,184,566
Interest coverage ratio	3.48x	4.77x

Fixed Charge Coverage Ratio:
Total interest	$243,380	$248,470
Secured debt principal payments	31,258	32,966
Preferred dividends	32,705	32,703
Total fixed charges	307,343	314,139
EBITDA	$846,705	$1,184,566
Fixed charge coverage ratio	2.76x	3.77x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Reconciliations:	2014	2014	2014	2014	2015	2015
Net income	$131,682	$212,355	$331,524	$512,300	$656,518	$899,126
Interest expense	472,827	483,082	484,975	481,197	481,321	479,083
Income tax expense (benefit)	6,987	7,341	(5,934)	(1,267)	(3,832)	2,016
Depreciation and amortization	920,156	934,128	892,117	844,130	799,641	793,994
Stock-based compensation expense	17,336	29,320	29,635	32,075	33,462	30,416
Provision for loan losses	2,110	2,110	2,110	-	-	-
Loss (gain) on extinguishment of debt, net	(749)	(218)	6,542	9,558	25,108	43,464
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218	$2,248,099

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$472,827	$483,082	$484,975	$481,197	$481,321	$479,083
Capitalized interest	6,700	7,014	7,087	7,150	7,931	8,292
Non-cash interest expense	(880)	(1,292)	(2,790)	(2,427)	(2,215)	3,636
Total interest	478,647	488,804	489,272	485,920	487,037	491,011
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218	$2,248,099
Adjusted interest coverage ratio	3.24x	3.41x	3.56x	3.86x	4.09x	4.58x

Total interest	$478,647	$488,804	$489,272	$485,920	$487,037	$491,011
Secured debt principal payments	60,341	62,867	62,119	62,280	62,455	63,988
Preferred dividends	66,088	65,838	65,588	65,408	65,408	65,408
Total fixed charges	605,076	617,509	616,979	613,608	614,900	620,407
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218	$2,248,099
Adjusted fixed charge coverage ratio	2.56x	2.70x	2.82x	3.06x	3.24x	3.62x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
NOI Reconciliations:	2014	2014	2014	2014	2015	2015
Total revenues:
Triple-net	$245,580	$256,439	$259,248	$266,600	$282,988	$299,149
Seniors housing operating	456,319	468,914	483,791	488,546	494,561	539,805
Outpatient medical	99,893	101,017	104,378	112,144	116,606	118,176
Non-segment/corporate	15	76	106	479	22	39
Total revenues	801,807	826,446	847,523	867,769	894,177	957,169
Property operating expenses:
Triple-net	243	447	41	-	-	-
Seniors housing operating	308,184	310,029	320,895	327,200	338,507	360,569
Outpatient medical	33,004	33,278	34,221	35,815	37,954	37,785
Total property operating expenses	341,431	343,754	355,157	363,015	376,461	398,354
Net operating income:
Triple-net	245,337	255,992	259,207	266,600	282,988	299,149
Seniors housing operating	148,135	158,885	162,896	161,346	156,054	179,236
Outpatient medical	66,889	67,739	70,157	76,329	78,652	80,391
Non-segment/corporate	15	76	106	479	22	39
NOI	460,376	482,692	492,366	504,754	517,716	558,815
Reconciling items:
Interest expense	(120,833)	(121,065)	(118,435)	(120,707)	(121,080)	(118,861)
Gain (loss) on derivatives, net	-	(351)	(49)	1,895	58,427	-
Depreciation and amortization	(233,318)	(214,449)	(200,970)	(195,393)	(188,829)	(208,802)
General and administrative	(32,865)	(51,660)	(30,803)	(27,616)	(35,138)	(38,474)
Transaction costs	(952)	(7,040)	(13,554)	(47,991)	(48,554)	(12,491)
Gain (loss) on extinguishment of debt, net	148	(531)	(2,692)	(6,484)	(15,401)	(18,887)
Impairment of assets	-	-	-	-	(2,220)	-
Other expenses	-	-	(10,262)	-	-	(10,583)
Income tax benefit (expense)	(2,260)	(1,569)	10,198	(5,101)	304	(7,417)
Income (loss) from unconsolidated entities	(5,556)	(11,516)	(2,632)	(7,722)	(12,648)	(2,952)
Income (loss) from discontinued operations, net	460	6,675	-	-	-	-
Gain (loss) on real estate dispositions, net	-	6,668	29,604	110,839	56,845	190,111
Preferred dividends	(16,353)	(16,352)	(16,352)	(16,352)	(16,352)	(16,352)
Loss (income) attributable to noncontrolling interests	1,175	327	(164)	(1,486)	(2,271)	(1,534)
	(410,354)	(410,863)	(356,111)	(316,118)	(326,917)	(246,242)
Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799	$312,573

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
NOI Reconciliations:	2014	2015
Total revenues:
Triple-net	$502,020	$582,137
Seniors housing operating	925,233	1,034,365
Outpatient medical	200,910	234,782
Non-segment/corporate	91	62
Total revenues	1,628,254	1,851,346
Property operating expenses:
Triple-net	690	-
Seniors housing operating	618,213	699,076
Outpatient medical	66,282	75,739
Total property operating expenses	685,185	774,815
Net operating income:
Triple-net	501,330	582,137
Seniors housing operating	307,020	335,289
Outpatient medical	134,628	159,043
Non-segment/corporate	91	62
NOI	943,069	1,076,531
Reconciling items:
Interest expense	(241,898)	(239,942)
Gain (loss) on derivatives, net	(351)	58,427
Depreciation and amortization	(447,766)	(397,631)
General and administrative	(84,524)	(73,612)
Transaction costs	(7,993)	(61,045)
Gain (loss) on extinguishment of debt, net	(383)	(34,288)
Impairment of assets	-	(2,220)
Other expenses	-	(10,583)
Income tax benefit (expense)	(3,830)	(7,113)
Income (loss) from unconsolidated entities	(17,073)	(15,600)
Income (loss) from discontinued operations, net	7,135	-
Gain (loss) on real estate dispositions, net	6,668	246,956
Preferred dividends	(32,705)	(32,703)
Loss (income) attributable to noncontrolling interests	1,502	(3,804)
	(821,218)	(573,158)
Net income (loss) attributable to common stockholders	$121,851	$503,373

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Same Store Cash NOI Reconciliations:		2014	2014	2014	2014	2015	2015
Net operating income from continuing operations:
Triple-net		$245,337	$255,992	$259,207	$266,600	$282,988	$299,149
Seniors housing operating		148,135	158,885	162,896	161,346	156,054	179,236
Outpatient medical		66,889	67,739	70,157	76,329	78,652	80,391
Total		460,361	482,616	492,260	504,275	517,694	558,776
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(13,027)	(19,371)	(20,207)	(19,705)	(22,258)	(22,849)
NOI attributable to non same store properties		(33,971)	(34,902)	(36,212)	(42,651)	(55,175)	(67,941)
Subtotal		(46,998)	(54,273)	(56,419)	(62,356)	(77,433)	(90,790)
Seniors housing operating:
Non-cash NOI on same store properties		266	266	261	252	251	253
NOI attributable to non same store properties		(117)	(1,705)	(2,432)	(5,386)	(9,034)	(23,155)
Subtotal		149	(1,439)	(2,171)	(5,134)	(8,783)	(22,902)
Outpatient medical:
Non-cash NOI on same store properties		(2,226)	(2,190)	(1,745)	(1,560)	(1,262)	(1,577)
NOI attributable to non same store properties		(4,155)	(4,588)	(7,569)	(13,461)	(15,277)	(16,196)
Subtotal		(6,381)	(6,778)	(9,314)	(15,021)	(16,539)	(17,773)
Same store cash net operating income:	Properties
Triple-net	585	198,339	201,719	202,788	204,244	205,555	208,359
Seniors housing operating	279	148,284	157,446	160,725	156,212	147,271	156,334
Outpatient medical	178	60,508	60,960	60,844	61,308	62,114	62,617
Total	1,042	$407,131	$420,125	$428,268	$425,669	$419,110	$427,310

Same Store Cash NOI Property Reconciliation:
Total Properties	1,350
Acquisitions	(248)
Developments	(20)
Held-for-sale	(26)
Other(1)	(14)
Same store properties	1,042

(1) Includes eleven land parcels and three loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Six Months Ended
		June 30,	June 30,
Same Store Cash NOI Reconciliations:		2014	2015
Net operating income from continuing operations:
Triple-net		$501,330	$582,137
Seniors housing operating		307,020	335,289
Outpatient medical		134,628	159,043
Total		942,978	1,076,469
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(32,400)	(45,107)
NOI attributable to non same store properties		(68,872)	(123,116)
Subtotal		(101,272)	(168,223)
Seniors housing operating:
Non-cash NOI on same store properties		532	504
NOI attributable to non same store properties		(1,822)	(32,190)
Subtotal		(1,290)	(31,686)
Outpatient medical
Non-cash NOI on same store properties		(4,416)	(2,838)
NOI attributable to non same store properties		(8,744)	(31,473)
Subtotal		(13,160)	(34,311)
Same store cash net operating income:	Properties
Triple-net	585	400,058	413,914
Seniors housing operating	279	305,730	303,605
Outpatient medical	178	121,469	124,731
Total	1,042	$827,257	$842,250

Other Disclosures

United States of America

     Health Care Reimbursements

     Policy and legislative changes that increase or decrease government reimbursement impact our operators and tenants that participate in Medicare, Medicaid, or other government programs.  The reimbursement methodologies applied to health care facilities continue to evolve.  To the extent that policy or legislative changes, or new reimbursement methodologies decrease government reimbursement to our operators and tenants, our revenue and operations may be adversely affected.

Medicare Reimbursement and Physicians.  Historically, the Centers for Medicare and Medicaid Services (“CMS”) annually adjusted the Medicare Physician Fee Schedule payment rates based on an update formula that included application of the Sustainable Growth Rate (“SGR”).  On April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014, which provided for a 0% update to the 2015 Medicare Physician Fee Schedule through March 31, 2015.  On November 13, 2014, CMS published the calendar year 2015 Physician Fee Schedule final rule, which, consistent with the Protecting Access to Medicare Act of 2014, called for a 0% update from January 1, 2015 through March 31, 2015 and a negative 21.2% update under the statutory SGR formula for April 1, 2015 through December 31, 2015.  However, on April 16, 2015, President Obama signed and enacted into law H.R. 2, the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things:

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

•         On April 15, 2015, CMS issued a proposed rule regarding fiscal year 2016 (“FY16”) Medicare payment rates for skilled nursing facilities (“SNFs”).  If finalized, CMS projects that aggregate payments to SNFs will increase by $500 million, or 1.4%, from payments in fiscal year 2015.

•         On April 30, 2015, CMS issued a proposed rule regarding FY16 Medicare payment rates for Long-Term Care Hospitals (“LTCHs”).  Under the rule, standard LTCH Prospective Payment System rates would increase 1.9%.  If finalized, CMS projects overall payments to LTCHs under the rule would decrease by 4.6%, or $250 million, due to the statutory decrease in payment rates for site neutral LTCH PPS cases. Site neutral LTCH PPS cases do not meet the clinical criteria to qualify for the higher standard LTCH PPS payment rates.

•         On July 8, 2015, CMS issued a proposed rule regarding 2016 Medicare payment rates for hospital outpatient departments (“HOPDs”) and ambulatory surgery centers (“ASCs”).  Under the rule, CMS proposes to reduce payments HOPDs by 0.1% and increase payments to ASCs by 1.1%.  The proposed rule also included updates to the “Two-Midnight” rule regarding when inpatient admissions are appropriate for payment under Medicare Part A.  If finalized, an inpatient admission lasting less than two midnights would be payable under Medicare Part A on a case-by-case basis based on the judgment of the admitting physician, supported by documentation in the medical record.

•         On July 14, 2015, CMS issued a proposal to bundle the costs for Lower Extremity Joint Replacement (“LEJR”) procedures in certain geographic areas.  The bundle would begin with the hospital admission and continue for 90 days following hospital discharge. The following services, among others, would be included:  physician services, inpatient hospital services (including readmission), LTCH, inpatient rehabilitation, SNF, and/or home health services, hospital outpatient services, outpatient therapy, clinical lab and hospice.  Hospitals subject to the bundling requirements with spending below an established target price that meet the threshold on certain quality measures could earn a reconciliation payment from Medicare.  Hospitals with spending that exceeds the target would need to pay the difference to Medicare.

•         On July 15, 2015, CMS issued a proposed rule regarding 2016 Medicare payment rates under the Physician Fee Schedule (“PFS”).  Among other proposals, CMS plans to initiate implementation of the new payment system for physicians and other practitioners, the Merit-Based Incentive Payment System (“MIPS”), required by the legislation that repealed the SGR.

•         On July 16, 2015, CMS issued a proposed rule that, for the first time in nearly 25 years, would comprehensively update the SNF requirements for participation under Medicare and Medicaid.   Among other things, the proposed rule addresses requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. CMS estimates that this rule would result in an estimated first-year cost of approximately $46,491 per facility and a subsequent-year cost of $40,685 per facility on 15,691 LTC facilities.

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

The Department of Health and Human Services, Office of Inspector General (“OIG”) Recommendations Addressing SNF Billing.  In the OIG’s March 2015 Compendium of Priority Recommendations, a report that highlights the OIG’s previous recommendations for which corrective action has not been completed, the OIG cited its prior November 2012 report addressing questionable billing practices by SNFs.  The OIG recommended, among other things, changing the current method for determining how much therapy is needed to ensure appropriate payments, monitoring compliance with new therapy assessments, and improving accuracy of data submitted by SNFs.  Similarly, in June 2015, the OIG issued a report analyzing CMS’ assessments related to changes in the amount of therapy that a beneficiary receives during stays.  The OIG concluded that CMS’ new policies create challenges for oversight and that SNFs’ use of these assessments cost Medicare $143 million over 2 years. The OIG recommended, among other things, that CMS should (1) reduce the financial incentive for SNFs to use assessments differently when decreasing and increasing therapy and (2) accelerate its efforts to implement a new method for paying for therapy.  If followed, these reports and recommendations may impact our operators and tenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Challenges to the Health Reform Laws.  Since the enactment of the Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), there have been multiple attempts through legislative action and legal challenge to repeal or amend the Health Reform Laws, including the case that was recently pending before the U.S. Supreme Court, King v. Burwell.   Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally-facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Care Reform Laws, we cannot predict whether other current or future efforts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators or tenants and their ability to meet their obligations to us.

Canada

      Licensing and Regulation

Ontario

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

•         Persons employed must be of good character, having the necessary qualifications, skills and experience, and be able to perform the work for which they are employed; and

•         Health service bodies must be open and transparent with service users about their care and treatment.

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

•         The CQC informing local authorities where a registered care provider is likely to become unable to carry on a regulated activity; and

•         A new offense where certain registered care providers supply, publish or make available information that is false or misleading in a material respect which can also apply to a director, manager or person purporting to act as such of a company.

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

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2014, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	June 30, 2015		December 31, 2014
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,409,045	$(525,806)	$7,101,655	$(547,358)
Secured debt	2,631,652	(83,416)	2,673,480	(93,580)
Totals	$10,040,697	$(609,222)	$9,775,135	$(640,938)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At June 30, 2015, we had $1,452,636,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $14,526,000.  At December 31, 2014, we had $983,783,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $9,838,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2015, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $1,000,000 annualized.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2015		December 31, 2014
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$17,951	$2,987	$54,247	$4,242
Debt designated as hedges	1,852,487	13,000	1,851,189	13,000
Totals	$1,870,438	$15,987	$1,905,436	$17,242

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On June 3, 2015, we issued 17,241 shares of our common stock to a national medical office partner pursuant to the terms of our strategic partnership.  The shares were issued without registration in reliance upon the federal statutory exemption of Section 4(2) of the Securities Act of 1933, as amended, upon such partnership earning acquisition fees in connection with the acquisition of medical office buildings and completion and success fees in connection with the development of new projects.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	5,990	$77.20
May 1, 2015 through May 31, 2015	4,636	68.84
June 1, 2015 through June 30, 2015	351	67.03
Totals	10,977	$73.34

(1) During the three months ended June 30, 2015, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

4.2              Supplemental Indenture No. 11, dated as of May 26, 2015, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.2 to the company’s Form 8-K filed May 27, 2015, and incorporated herein by reference thereto).

10.1            Executive Retirement Agreement, effective July 1, 2015, between the company and Charles J. Herman, Jr.*

10.2            Consulting Agreement, effective July 1, 2015, between the company and Charles J. Herman, Jr.*

10.3            Health Care REIT, Inc. 2015-2017 Long-Term Incentive Program.*

10.4            Form of Performance Restricted Stock Unit Award Agreement under the 2015-2017 Long-Term Incentive Program.*

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
**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH CARE REIT, INC.
Date: August 4, 2015	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2015	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2015	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)