Form 10-Q
period 2015-09-30
WELLTOWER INC.
filed 2015-10-30
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-8923

WELLTOWER INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)

(419) 247-2800

(Registrant’s telephone number, including area code)

Health Care REIT, Inc.

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

As of October 23, 2015, the registrant had 353,879,510 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,241,210	$2,046,541
Buildings and improvements	24,273,654	21,799,313
Acquired lease intangibles	1,208,510	1,135,936
Real property held for sale, net of accumulated depreciation	229,038	323,818
Construction in progress	197,639	186,327
Gross real property owned	28,150,051	25,491,935
Less accumulated depreciation and amortization	(3,553,171)	(3,020,908)
Net real property owned	24,596,880	22,471,027
Real estate loans receivable	752,912	380,169
Net real estate investments	25,349,792	22,851,196
Other assets:
Investments in unconsolidated entities	558,354	744,151
Goodwill	68,321	68,321
Deferred loan expenses	64,190	69,282
Cash and cash equivalents	292,042	473,726
Restricted cash	74,758	79,697
Straight-line rent receivable	366,545	279,806
Receivables and other assets	682,364	448,117
Total other assets	2,106,574	2,163,100
Total assets	$27,456,366	$25,014,296

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$490,000	$-
Senior unsecured notes	7,926,757	7,766,251
Secured debt	2,975,639	2,977,713
Capital lease obligations	75,379	84,049
Accrued expenses and other liabilities	686,651	626,825
Total liabilities	12,154,426	11,454,838
Redeemable noncontrolling interests	164,765	86,409
Equity:
Preferred stock	1,006,250	1,006,250
Common stock	353,023	328,835
Capital in excess of par value	16,381,569	14,740,712
Treasury stock	(44,336)	(35,241)
Cumulative net income	3,576,490	2,842,022
Cumulative dividends	(6,537,541)	(5,635,923)
Accumulated other comprehensive income (loss)	(94,359)	(77,009)
Other equity	3,997	5,507
Total Welltower Inc. stockholders’ equity	14,645,093	13,175,153
Noncontrolling interests	492,082	297,896
Total equity	15,137,175	13,473,049
Total liabilities and equity	$27,456,366	$25,014,296

NOTE: The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
	Revenues:
	Rental income	$409,290	$354,148	$1,185,502	$1,038,451
	Resident fees and services	545,255	482,412	1,573,318	1,406,316
	Interest income	22,380	9,344	59,950	26,871
	Other income	2,072	1,619	11,572	4,139
	Total revenues	978,997	847,523	2,830,342	2,475,777
	Expenses:
	Interest expense	121,130	118,435	361,071	360,334
	Property operating expenses	408,703	355,157	1,183,519	1,040,342
	Depreciation and amortization	205,799	200,970	603,431	648,737
	General and administrative	36,950	30,803	110,562	115,327
	Transaction costs	9,333	13,554	70,379	21,546
	Loss (gain) on derivatives, net	-	49	(58,427)	400
	Loss (gain) on extinguishment of debt, net	584	2,692	34,872	3,075
	Impairment of assets	-	-	2,220	-
	Other expenses	-	10,262	10,583	10,262
	Total expenses	782,499	731,922	2,318,210	2,200,023

	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	196,498	115,601	512,132	275,754
	Income tax (expense) benefit	3,344	10,198	(3,769)	6,369
	Income (loss) from unconsolidated entities	(2,631)	(2,632)	(18,231)	(19,705)
	Income (loss) from continuing operations	197,211	123,167	490,132	262,418
	Discontinued operations:
	Gain (loss) on sales of discontinued properties, net	-	-	-	6,411
	Income (loss) from discontinued operations, net	-	-	-	724
	Discontinued operations, net	-	-	-	7,135

	Gain (loss) on real estate dispositions, net	2,046	29,604	249,002	36,272
	Net income	199,257	152,771	739,134	305,825
Less:	Preferred stock dividends	16,352	16,352	49,055	49,057
Less:	Net income (loss) attributable to noncontrolling interests(1)	862	164	4,666	(1,339)
	Net income (loss) attributable to common stockholders	$182,043	$136,255	$685,413	$258,107

	Average number of common shares outstanding:
	Basic	351,765	311,117	346,425	299,137
	Diluted	353,107	312,812	347,547	300,645

	Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.52	$0.44	$1.98	$0.84
	Discontinued operations, net	-	-	-	0.02
	Net income (loss) attributable to common stockholders*	$0.52	$0.44	$1.98	$0.86

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.52	$0.44	$1.97	$0.83
	Discontinued operations, net	-	-	-	0.02
	Net income (loss) attributable to common stockholders*	$0.52	$0.44	$1.97	$0.86

	Dividends declared and paid per common share	$0.825	$0.795	$2.475	$2.385

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$199,257	$152,771	$739,134	$305,825

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	(3,086)	-	(18,186)	389
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges	462	455	(1,235)	1,327
Foreign currency translation gain (loss)	(25,198)	(42,664)	(22,011)	(39,444)
Total other comprehensive income (loss)	(27,822)	(42,209)	(41,432)	(37,728)

Total comprehensive income (loss)	171,435	110,562	697,702	268,097
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(14,271)	(7,984)	(19,416)	(10,894)
Total comprehensive income (loss) attributable to common stockholders	$185,706	$118,546	$717,118	$278,991

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended September 30, 2015
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$328,835	$14,740,712	$(35,241)	$2,842,022	$(5,635,923)	$(77,009)	$5,507	$297,896	$13,473,049
Comprehensive income:
Net income (loss)					734,468				4,476	738,944
Other comprehensive income							(17,350)		(24,082)	(41,432)
Total comprehensive income										697,512
Net change in noncontrolling interests			(4,778)						213,792	209,014
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		3,308	236,718	(9,095)				(2,097)		228,834
Proceeds from issuance of common stock		19,550	1,403,486							1,423,036
Equity component of convertible debt		1,330	5,431							6,761
Option compensation expense								587		587
Cash dividends paid:
Common stock cash dividends						(852,563)				(852,563)
Preferred stock cash dividends						(49,055)				(49,055)
Balances at end of period	$1,006,250	$353,023	$16,381,569	$(44,336)	$3,576,490	$(6,537,541)	$(94,359)	$3,997	$492,082	$15,137,175

	Nine Months Ended September 30, 2014
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,017,361	$289,461	$12,418,520	$(21,263)	$2,329,869	$(4,600,854)	$(24,531)	$6,020	$341,748	$11,756,331
Comprehensive income:
Net income (loss)					307,164				(1,318)	305,846
Other comprehensive income							(28,173)		(9,555)	(37,728)
Total comprehensive income										268,118
Net change in noncontrolling interests			(7,818)						(21,062)	(28,880)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		3,614	212,718	(13,978)				(486)		201,868
Proceeds from issuance of common stock		33,925	2,030,476							2,064,401
Equity component of convertible debt		200	675							875
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								689		689
Cash dividends paid:
Common stock cash dividends						(708,923)				(708,923)
Preferred stock cash dividends						(49,057)				(49,057)
Balances at end of period	$1,006,250	$327,433	$14,665,449	$(35,241)	$2,637,033	$(5,358,834)	$(52,704)	$6,223	$309,813	$13,505,422

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income	$739,134	$305,825
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	603,431	648,737
Other amortization expenses	3,867	5,626
Impairment of assets	2,220	-
Stock-based compensation expense	25,655	26,108
Loss (gain) on derivatives, net	(58,427)	400
Loss (gain) on extinguishment of debt, net	34,872	3,075
Loss (income) from unconsolidated entities	18,231	19,705
Rental income in excess of cash received	(86,739)	(51,017)
Amortization related to above (below) market leases, net	2,863	503
Loss (gain) on sales of properties, net	(249,002)	(42,683)
Distributions by unconsolidated entities	435	8,883
Increase (decrease) in accrued expenses and other liabilities	42,759	(19,259)
Decrease (increase) in receivables and other assets	(42,975)	(51,734)
Net cash provided from (used in) operating activities	1,036,324	854,169

Investing activities:
Cash disbursed for acquisitions	(2,489,345)	(991,315)
Cash disbursed for capital improvements to existing properties	(122,640)	(86,324)
Cash disbursed for construction in progress	(165,311)	(140,829)
Capitalized interest	(6,311)	(5,084)
Investment in real estate loans receivable	(445,985)	(79,264)
Other investments, net of payments	(129,311)	(39,202)
Principal collected on real estate loans receivable	71,111	46,268
Contributions to unconsolidated entities	(139,295)	(246,794)
Distributions by unconsolidated entities	139,557	38,261
Proceeds from (payments on) derivatives	103,615	-
Decrease (increase) in restricted cash	10,512	(45,346)
Proceeds from sales of real property	667,761	442,733
Net cash provided from (used in) investing activities	(2,505,642)	(1,106,896)

Financing activities:
Net increase (decrease) under unsecured credit facilities	490,000	(130,000)
Proceeds from issuance of senior unsecured notes	743,407	-
Payments to extinguish senior unsecured notes	(534,546)	(47,591)
Net proceeds from the issuance of secured debt	222,612	98,100
Payments on secured debt	(469,455)	(286,162)
Net proceeds from the issuance of common stock	1,641,981	2,260,908
Decrease (increase) in deferred loan expenses	(7,834)	(17,429)
Contributions by noncontrolling interests(1)	163,105	5,572
Distributions to noncontrolling interests(1)	(27,439)	(30,909)
Acquisitions of noncontrolling interests	(3,154)	(1,175)
Cash distributions to stockholders	(901,618)	(757,980)
Other financing activities	(27,114)	(844)
Net cash provided from (used in) financing activities	1,289,945	1,092,490
Effect of foreign currency translation on cash and cash equivalents	(2,311)	135
Increase (decrease) in cash and cash equivalents	(181,684)	839,898
Cash and cash equivalents at beginning of period	473,726	158,780
Cash and cash equivalents at end of period	$292,042	$998,678

Supplemental cash flow information:
Interest paid	$334,511	$365,738
Income taxes paid	11,489	16,672

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Welltower Inc. (formerly Health Care REIT, Inc.), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (REIT), owns 1,414 properties in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily an indication of the results that may be expected for the year ending December 31, 2015. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    Triple-net Activity

		Nine Months Ended
	(In thousands)	September 30, 2015(1)	September 30, 2014
	Land and land improvements	$111,674	$36,427
	Buildings and improvements	1,025,232	303,273
	Acquired lease intangibles	3,888	-
	Restricted cash	6	-
	Receivables and other assets	60	-
	Total assets acquired	1,140,860	339,700
	Accrued expenses and other liabilities	(2,447)	-
	Total liabilities assumed	(2,447)	-
	Non-cash acquisition related activity	(2,780)	(1,937)
	Cash disbursed for acquisitions	1,135,633	337,763
	Construction in progress additions	96,403	79,668
Less:	Capitalized interest	(4,453)	(3,258)
	Foreign currency translation	73	116
	Cash disbursed for construction in progress	92,023	76,526
	Capital improvements to existing properties	35,042	14,375
	Total cash invested in real property, net of cash acquired	$1,262,698	$428,664

(1) Includes acquisitions with an aggregate purchase price of $844,298,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

      Seniors Housing Operating Activity

		Nine Months Ended
	(In thousands)	September 30, 2015(1)	September 30, 2014
	Land and land improvements	$98,444	$40,764
	Building and improvements	1,229,017	224,936
	Acquired lease intangibles	74,091	10,021
	Construction in progress	-	27,957
	Restricted cash	5,567	-
	Receivables and other assets	23,928	5,679
	Total assets acquired(2)	1,431,047	309,357
	Secured debt	(234,597)	(12,846)
	Accrued expenses and other liabilities	(19,016)	(17,011)
	Total liabilities assumed	(253,613)	(29,857)
	Noncontrolling interests	(86,842)	-
	Cash disbursed for acquisitions	1,090,592	279,500
	Construction in progress additions	39,493	6,984
Less:	Capitalized interest	(1,116)	(293)
	Foreign currency translation	(1,345)	(810)
	Cash disbursed for construction in progress	37,032	5,881
	Capital improvements to existing properties	61,911	52,177
	Total cash invested in real property, net of cash acquired	$1,189,535	$337,558

(1) Includes acquisitions with an aggregate purchase price of $1,268,031,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $3,390,000 and $8,476,000 of cash acquired during the nine months ended September 30, 2015 and 2014, respectively.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity

		Nine Months Ended
	(In thousands)	September 30, 2015 (1)	September 30, 2014
	Land and land improvements	$737	$29,588
	Buildings and improvements	426,288	471,410
	Acquired lease intangibles	19,373	17,440
	Receivables and other assets	-	1,245
	Total assets acquired(2)	446,398	519,683
	Secured debt	(112,000)	(50,500)
	Accrued expenses and other liabilities	(2,743)	(9,308)
	Total liabilities assumed	(114,743)	(59,808)
	Noncontrolling interests	(68,535)	(39,987)
	Non-cash acquisition activity(3)	-	(45,836)
	Cash disbursed for acquisitions	263,120	374,052
	Construction in progress additions	38,919	71,245
Less:	Capitalized interest	(742)	(1,533)
	Accruals(4)	(1,921)	(11,290)
	Cash disbursed for construction in progress	36,256	58,422
	Capital improvements to existing properties	25,687	19,772
	Total cash invested in real property	$325,063	$452,246

(1) Includes acquisitions with an aggregate purchase price of $440,220,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $4,372,000 and $0 of cash acquired during the nine months ended September 30, 2015 and 2014, respectively.
(3) Relates to an acquisition of assets previously financed as real estate loans. Please refer to Note 6 for additional information.
(4) Represents non-cash consideration accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Development projects:
Triple-net	$85,902	$71,569
Seniors housing operating	19,869	-
Outpatient medical	16,592	56,807
Total development projects	122,363	128,376
Expansion projects	38,808	17,586
Total construction in progress conversions	$161,171	$145,962

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014
Assets:
In place lease intangibles	$1,042,770	$988,290
Above market tenant leases	82,083	65,684
Below market ground leases	61,159	62,426
Lease commissions	22,498	19,536
Gross historical cost	1,208,510	1,135,936
Accumulated amortization	(836,684)	(776,501)
Net book value	$371,826	$359,435

Weighted-average amortization period in years	17.2	17.7

Liabilities:
Below market tenant leases	$89,891	$91,168
Above market ground leases	7,860	7,859
Gross historical cost	97,751	99,027
Accumulated amortization	(44,609)	(40,891)
Net book value	$53,142	$58,136

Weighted-average amortization period in years	15.6	14.4

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Rental income related to above/below market tenant leases, net	$(1,684)	$179	$(1,901)	$423
Property operating expenses related to above/below market ground leases, net	(308)	(317)	(962)	(926)
Depreciation and amortization related to in place lease intangibles and lease commissions	(26,137)	(46,366)	(82,434)	(185,363)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2015	$39,972	$3,279
2016	71,453	6,512
2017	43,426	6,052
2018	30,094	5,583
2019	24,033	5,325
Thereafter	162,848	26,391
Total	$371,826	$53,142

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions or the exercise of tenant purchase options.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Real estate dispositions:
Triple-net	$246,116	$56,713
Outpatient medical(1)	166,919	343,337
Land parcels	5,724	-
Total dispositions	418,759	400,050
Gain (loss) on real estate dispositions, net	249,002	42,683
Proceeds from real estate dispositions	$667,761	$442,733

(1) Dispositions occurring in the nine-month period ending September 30, 2015 primarily related to the disposition of an unconsolidated equity investment with Forest City Enterprises.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$7,164	$26,123	$24,237	$89,593
Expenses:
Interest expense	1,041	4,507	3,991	18,512
Property operating expenses	1,577	1,595	4,586	6,017
Provision for depreciation	123	7,878	4,760	27,106
Total expenses	2,741	13,980	13,337	51,635
Income (loss) from real estate dispositions, net	$4,423	$12,143	$10,900	$37,958

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$-	$-	$-	$881
Expenses:
Interest expense	-	-	-	157
Total expenses	-	-	-	157
Income (loss) from discontinued operations, net	$-	$-	$-	$724

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2015			September 30, 2014
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$392,278	$-	$392,278	$10,674	$-	$10,674
Draws on existing loans	51,422	2,285	53,707	50,446	18,144	68,590
Net cash advances on real estate loans	443,700	2,285	445,985	61,120	18,144	79,264
Receipts on real estate loans receivable:
Loan payoffs	52,088	-	52,088	24,522	42,036	66,558
Principal payments on loans	19,023	-	19,023	25,494	52	25,546
Sub-total	71,111	-	71,111	50,016	42,088	92,104
Less: Non-cash activity(1)	-	-	-	-	(45,836)	(45,836)
Net cash receipts on real estate loans	71,111	-	71,111	50,016	(3,748)	46,268
Net cash advances (receipts) on real estate loans	372,589	2,285	374,874	11,104	21,892	32,996
Change in balance due to foreign currency translation	(2,131)	-	(2,131)	(1,085)	-	(1,085)
Net change in real estate loans receivable	$370,458	$2,285	$372,743	$10,019	$(23,944)	$(13,925)

(1) Represents an acquisition of assets previously financed as a real estate loan. Please see Note 3 for additional information.

We recorded no provision for loan losses during the nine months ended September 30, 2015.  At September 30, 2015, we had no real estate loans with outstanding balances on non-accrual status and no allowances for loan losses were recorded.

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

	Percentage Ownership(1)	September 30, 2015	December 31, 2014
Triple-net	10% to 49%	$35,657	$31,511
Seniors housing operating	10% to 50%	485,278	539,147
Outpatient medical	36% to 49%	37,419	173,493
Total		$558,354	$744,151

(1) Excludes ownership of in-substance real estate.

     At September 30, 2015, the aggregate unamortized basis difference of our joint venture investments of $161,882,000 is primarily attributable to appreciation of the underlying properties and transaction costs.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use net operating income from continuing operations (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine month period ended September 30, 2015, excluding our share of NOI in unconsolidated entities (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	180	$273,922	17%
Sunrise Senior Living(3)	147	225,580	14%
Brookdale Senior Living	146	124,843	8%
Revera(3)	71	75,973	5%
Benchmark Senior Living	50	73,788	4%
Remaining portfolio	759	872,717	52%
Totals	1,353	$1,646,823	100%

(1) Genesis Healthcare is in our triple-net segment.  Sunrise Senior Living and Revera are in our seniors housing operating segment.  Benchmark Senior Living and Brookdale Senior Living are both in our triple-net and seniors housing operating segments.

(2) NOI with our top five relationships comprised 49% of total NOI for the year ending December 31, 2014.
(3) Revera owns a controlling interest in Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

     At September 30, 2015, we had a primary unsecured credit facility with a consortium of 28 banks that includes a $2,500,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000 and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $500,000,000 in alternate currencies (none outstanding at September 30, 2015).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.119% at September 30, 2015). The applicable margin is based on certain of our debt ratings and was 0.925% at September 30, 2015.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at September 30, 2015.  The primary unsecured credit facility is scheduled to expire October 31, 2018 and can be extended for an additional year at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance outstanding at quarter end(1)	$490,000	$-	$490,000	$-
Maximum amount outstanding at any month end	$490,000	$235,000	$535,000	$637,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$298,370	$100,380	$402,619	$253,681
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.16%	1.67%	1.17%	1.40%

(1) As of September 30, 2015, letters of credit in the aggregate amount of $58,484,000 have been issued, which reduces the borrowing capacity on the primary unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At September 30, 2015, the annual principal payments due on these debt obligations were as follows (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2015	$-	$106,190	$106,190
2016	400,000	464,519	864,519
2017	450,000	399,670	849,670
2018	450,000	558,656	1,008,656
2019(4,5)	1,286,625	374,769	1,661,394
Thereafter(6,7,8)	5,387,915	1,041,893	6,429,808
Totals	$7,974,540	$2,945,697	$10,920,237

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.169% to 6.5%.
(3) Annual interest rates range from 1.0% to 7.98%. Carrying value of the properties securing the debt totaled $5,205,803,000 at September 30, 2015.

(4) On July 25, 2014, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $186,625,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2015).  The loan matures on October 31, 2018 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 97.5 basis points (1.8% at September 30, 2015).

(5) On July 25, 2014, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on October 31, 2018 (with an option to extend for an additional year at our discretion) and bears interest at LIBOR plus 97.5 basis points (1.17% at September 30, 2015).

(6) On November 20, 2013, we completed the sale of £550,000,000 (approximately $831,765,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2015) of 4.8% senior unsecured notes due 2028.

(7) On November 25, 2014, we completed the sale of £500,000,000 (approximately $756,150,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2015) of 4.5% senior unsecured notes due 2034.

(8) In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025. In October 2015, we issued an additional $500,000,000 of these notes under a re-opening of the offer.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2015		September 30, 2014
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$7,817,154	4.385%	$7,421,707	4.400%
Debt issued	750,000	4.000%	-	0.000%
Debt extinguished	(300,000)	6.200%	-	0.000%
Debt redeemed	(215,965)	3.000%	(47,660)	3.000%
Foreign currency	(76,649)	8.065%	(31,719)	3.892%
Ending balance	$7,974,540	4.210%	$7,342,328	4.388%

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2015		September 30, 2014
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,941,765	4.94%	$3,010,711	5.10%
Debt issued	222,612	2.76%	98,100	3.23%
Debt assumed	339,929	3.34%	62,505	3.11%
Debt extinguished	(420,672)	4.27%	(240,355)	5.66%
Foreign currency	(89,154)	3.88%	(45,807)	4.97%
Principal payments	(48,783)	4.85%	(23,434)	3.78%
Ending balance	$2,945,697	4.72%	$2,861,720	4.94%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2015, we were in compliance with all of the covenants under our debt agreements.

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

      Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $2,775,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the nine months ended September 30, 2015, we settled certain net investment hedges generating cash proceeds of $103,615,000.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015	December 31, 2014
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,175,000	$900,000
Denominated in Pounds Sterling	£550,000	£350,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$72,000	$58,000
Denominated in Pounds Sterling	£57,000	£40,000

Derivative instruments not designated:(1)
Denominated in Canadian Dollars	$700,000	$12,000

(1) These non-designated instruments represent off-setting forward exchange contracts to manage against adverse movements in exchange rates with regards to the purchase price on pending foreign acquisitions.

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2015	2014	2015	2014
Gain (loss) on interest rate swap recognized in OCI (effective portion)	OCI	$-	$(4)	$(1)	$(11)

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(462)	(459)	(1,390)	(1,338)

Gain (loss) on forward exchange contracts recognized in income	Interest expense	2,347	-	6,285	-

Gain (loss) on forward exchange contracts recognized in income	Gain (loss) on derivatives, net	-	(49)	-	(400)

Loss (gain) on option exercise(1)	Loss (gain) on derivatives, net	-	-	(58,427)	-

Gain on release of cumulative translation adjustment related to net investment hedge of an equity investment	Income (loss) from unconsolidated entities	-	528	-	528

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	174,239	12,880	208,854	6,833

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

     At September 30, 2015, we had eight outstanding letter of credit obligations totaling $73,655,000 and expiring between 2015 and 2018.  At September 30, 2015, we had outstanding construction in progress of $197,639,000 and were committed to providing additional funds of approximately $408,372,000 to complete construction.  Purchase obligations also include $236,068,000 representing the cash portion of an acquisition that occurred in October 2015 and contingent purchase obligations totaling $29,427,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At September 30, 2015, we had operating lease obligations of $988,564,000 relating to certain ground leases and company office space and capital lease obligations of $99,751,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At September 30, 2015, aggregate future minimum rentals to be received under these noncancelable subleases totaled $27,126,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2015	December 31, 2014
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	25,875,000
Outstanding shares	25,875,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	353,814,909	329,487,615
Outstanding shares	352,998,274	328,790,066

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Nine Months Ended
	September 30, 2015		September 30, 2014
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	25,875,000	6.500%	26,108,236	6.496%
Shares converted	-	0.000%	(233,236)	6.000%
Ending balance	25,875,000	6.500%	25,875,000	6.500%

     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
June 2014 public issuance	16,100,000	$62.35	$1,003,835	$968,517
September 2014 public issuance	17,825,000	63.75	1,136,344	1,095,883
2014 Dividend reinvestment plan issuances	3,114,052	60.05	186,996	186,996
2014 Option exercises	207,046	45.94	9,512	9,512
2014 Stock incentive plans, net of forfeitures	186,837		-	-
2014 Senior note conversions	199,943		-	-
2014 Preferred stock conversions	233,236		-	-
2014 Totals	37,866,114		$2,336,687	$2,260,908

February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	2,935,950	70.28	206,334	206,334
2015 Option exercises	247,005	47.42	11,712	11,712
2015 Stock incentive plans, net of forfeitures	144,779		-	-
2015 Senior note conversions	1,330,474		-	-
2015 Totals	24,208,208		$1,694,071	$1,641,981

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Per Share	Amount	Per Share	Amount
Common Stock	$2.4750	$852,563	$2.3850	$708,923
Series H Preferred Stock	-	-	0.0079	1
Series I Preferred Stock	2.4375	35,039	2.4375	35,040
Series J Preferred Stock	1.2189	14,016	1.2189	14,016
Totals		$901,618		$757,980

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)
Other comprehensive income before reclassification adjustments	2,071	(18,186)	-	(2,625)	(18,740)
Reclassification amount to net income	-	-	-	1,390 (1)	1,390
Net current-period other comprehensive income	2,071	(18,186)	-	(1,235)	(17,350)
Balance at September 30, 2015	$(72,699)	$(18,186)	$(1,589)	$(1,885)	$(94,359)

Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)
Other comprehensive income before reclassification adjustments	(29,361)	389	-	(11)	(28,983)
Reclassification amount to net income	(528)	-	-	1,338 (1)	810
Net current-period other comprehensive income	(29,889)	389	-	1,327	(28,173)
Balance at September 30, 2014	$(47,520)	$-	$(1,452)	$(3,732)	$(52,704)

(1) Please see note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $5,477,000 and $25,655,000 for the three and nine months ended September 30, 2015, respectively, and $4,271,000 and $26,108,000 for the same periods in 2014.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$182,043	$136,255	$685,413	$258,107

Denominator for basic earnings per
share - weighted average shares	351,765	311,117	346,425	299,137
Effect of dilutive securities:
Employee stock options	114	202	155	181
Non-vested restricted shares	607	505	498	506
Redeemable shares	621	-	207	-
Convertible senior unsecured notes	-	988	262	821
Dilutive potential common shares	1,342	1,695	1,122	1,508
Denominator for diluted earnings per
share - adjusted weighted average shares	353,107	312,812	347,547	300,645

Basic earnings per share	$0.52	$0.44	$1.98	$0.86
Diluted earnings per share	$0.52	$0.44	$1.97	$0.86

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

WELLTOWER INC.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$570,997	$606,910	$188,651	$194,935
Other real estate loans receivable	181,915	181,585	191,518	195,375
Available-for-sale equity investments	40,241	40,241	-	-
Cash and cash equivalents	292,042	292,042	473,726	473,726
Foreign currency forward contracts	105,856	105,856	57,087	57,087

Financial liabilities:
Borrowings under unsecured credit facilities	$490,000	$490,000	$-	$-
Senior unsecured notes	7,926,757	8,489,584	7,766,251	8,613,702
Secured debt	2,975,639	3,024,245	2,977,713	3,053,067
Foreign currency forward contracts	21,909	21,909	1,495	1,495
Redeemable OP unitholder interests	$111,380	$111,380	$46,722	$46,722

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of September 30, 2015
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$40,241	$40,241	$-	$-
Foreign currency forward contracts, net(2)	83,947	-	83,947	-
Redeemable OP unitholder interests	111,380	-	111,380	-
Totals	$235,568	$40,241	$195,327	$-

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

are components of the appropriate segments.  There are no intersegment sales or transfers.

     Summary information for the reportable segments is as follows for the periods presented (in thousands):

Three Months Ended September 30, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$285,027	$-	$124,263	$-	$409,290
Resident fees and services	-	545,255	-	-	545,255
Interest income	19,454	1,054	1,872	-	22,380
Other income	969	772	309	22	2,072
Total revenues	305,450	547,081	126,444	22	978,997

Property operating expenses	-	368,050	40,653	-	408,703
Net operating income from continuing operations	305,450	179,031	85,791	22	570,294

Reconciling items:
Interest expense	12,359	30,990	7,120	70,661	121,130
Depreciation and amortization	74,486	87,306	44,007	-	205,799
General and administrative	-	-	-	36,950	36,950
Transaction costs	1,865	7,630	(162)	-	9,333
Loss (gain) on extinguishment of debt, net	(139)	-	-	723	584
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	216,879	53,105	34,826	(108,312)	196,498
Income tax expense	87	3,237	154	(134)	3,344
(Loss) income from unconsolidated entities	2,851	(5,629)	147	-	(2,631)
Income (loss) from continuing operations	219,817	50,713	35,127	(108,446)	197,211
Gain (loss) on real estate dispositions, net	2,155	-	(109)	-	2,046
Net income (loss)	$221,972	$50,713	$35,018	$(108,446)	$199,257

Total assets	$12,346,157	$10,325,540	$4,699,643	$85,026	$27,456,366

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2014:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$250,748	$-	$103,400	$-	$354,148
Resident fees and services	-	482,412	-	-	482,412
Interest income	7,520	1,054	770	-	9,344
Other income	981	325	207	106	1,619
Total revenues	259,249	483,791	104,377	106	847,523

Property operating expenses	41	320,895	34,221	-	355,157
Net operating income from continuing operations	259,208	162,896	70,156	106	492,366

Reconciling items:
Interest expense	10,294	26,612	7,692	73,837	118,435
Loss (gain) on derivatives, net	52	(3)	-	-	49
Depreciation and amortization	68,027	95,819	37,124	-	200,970
General and administrative	-	-	-	30,803	30,803
Transaction costs	1,619	10,572	1,363	-	13,554
Loss (gain) on extinguishment of debt, net	(36)	-	-	2,728	2,692
Other Expenses	8,825	1,437	-	-	10,262
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	170,427	28,459	23,977	(107,262)	115,601
Income tax expense	5,986	3,746	466	-	10,198
(Loss) income from unconsolidated entities	1,353	(5,550)	1,565	-	(2,632)
Income (loss) from continuing operations	177,766	26,655	26,008	(107,262)	123,167
Gain (loss) on real estate dispositions, net	29,604	-	-	-	29,604
Net income (loss)	$207,370	$26,655	$26,008	$(107,262)	$152,771

Nine Months Ended September 30, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$829,422	$-	$356,080	$-	$1,185,502
Resident fees and services	-	1,573,318	-	-	1,573,318
Interest income	52,343	3,126	4,481	-	59,950
Other income	5,823	5,001	665	83	11,572
Total revenues	887,588	1,581,445	361,226	83	2,830,342

Property operating expenses	-	1,067,127	116,392	-	1,183,519
Net operating income from continuing operations	887,588	514,318	244,834	83	1,646,823

Reconciling items:
Interest expense	25,064	104,245	21,929	209,833	361,071
Loss (gain) on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	216,921	252,785	133,725	-	603,431
General and administrative	-	-	-	110,562	110,562
Transaction costs	45,615	23,610	1,154	-	70,379
Loss (gain) on extinguishment of debt, net	10,096	-	-	24,776	34,872
Impairment of assets	2,220	-	-	-	2,220
Other expenses	-	-	-	10,583	10,583
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	646,099	133,678	88,026	(355,671)	512,132
Income tax expense	(2,617)	(745)	460	(867)	(3,769)
(Loss) income from unconsolidated entities	5,697	(26,785)	2,857	-	(18,231)
Income (loss) from continuing operations	649,179	106,148	91,343	(356,538)	490,132
Gain (loss) on real estate dispositions, net	56,251	-	192,751	-	249,002
Net income (loss)	$705,430	$106,148	$284,094	$(356,538)	$739,134

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2014:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$736,599	$-	$301,852	$-	$1,038,451
Resident fees and services	-	1,406,316	-	-	1,406,316
Interest income	23,220	1,065	2,586	-	26,871
Other income	1,448	1,643	850	198	4,139
Total revenues	761,267	1,409,024	305,288	198	2,475,777

Property operating expenses	732	939,108	100,502	-	1,040,342
Net operating income from continuing operations	760,535	469,916	204,786	198	1,435,435

Reconciling items:
Interest expense	28,063	82,924	25,423	223,924	360,334
Loss (gain) on derivatives, net	125	275	-	-	400
Depreciation and amortization	202,668	334,625	111,444	-	648,737
General and administrative	-	-	-	115,327	115,327
Transaction costs	5,900	12,863	2,783	-	21,546
Loss (gain) on extinguishment of debt, net	(36)	383	-	2,728	3,075
Other expenses	8,825	1,437	-	-	10,262
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	514,990	37,409	65,136	(341,781)	275,754
Income tax expense	5,194	1,302	(127)	-	6,369
(Loss) income from unconsolidated entities	4,157	(29,007)	5,145	-	(19,705)
Income (loss) from continuing operations	524,341	9,704	70,154	(341,781)	262,418
Income (loss) from discontinued operations	7,135	-	-	-	7,135
Gain (loss) on real estate dispositions, net	35,366	-	906	-	36,272
Net income (loss)	$566,842	$9,704	$71,060	$(341,781)	$305,825

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$793,429	81.0%	$707,842	83.5%	$2,309,596	81.6%	$2,078,863	84.0%
International	185,568	19.0%	139,681	16.5%	520,746	18.4%	396,914	16.0%
Total	$978,997	100.0%	$847,523	100.0%	$2,830,342	100.0%	$2,475,777	100.0%

	As of
	September 30, 2015		December 31, 2014
Assets:	Amount	%	Amount	%
United States	$22,508,234	82.0%	$20,728,477	82.9%
International	4,948,132	18.0%	4,285,819	17.1%
Total	$27,456,366	100.0%	$25,014,296	100.0%

WELLTOWER INC.

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

     Income tax expense reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The income tax benefit for the three months ended September 30, 2015 and 2014, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2015 Key Performance Indicators, Trends and Uncertainties Corporate Governance	29 29 30 30 31 33

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	34 34 35 35

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	36 37 40 41 44

OTHER

Non-GAAP Financial Measures Other Disclosures Critical Accounting Policies	45 52 56
Cautionary Statement Regarding Forward-Looking Statements	56

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. (formerly Health Care REIT, Inc.) for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2014, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  References herein to “we,” “us,” “our,” or the “company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.

Executive Summary

Company Overview

     Welltower Inc. (NYSE:HCN), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (“REIT”), owns properties in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio for the three months ended September 30, 2015 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$305,450	53.6%	749
Seniors housing operating	179,031	31.4%	352
Outpatient medical	85,791	15.0%	252
Totals	$570,272	100.0%	1,353

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the nine months ended September 30, 2015, rental income and resident fees and services represented 42% and 56%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At September 30, 2015, we had $292,042,000 of cash and cash equivalents, $74,758,000 of restricted cash and $1,951,516,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  In July 2014, we closed on a new primary unsecured credit facility that further enhances our access to efficient capital and financial flexibility.  For the 21 months ended September 30, 2015, we raised $5,612,494,000 in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported pro rata gross new investments of $3,579,831,000 during 2014 and $3,330,923,000 during the nine months ended September 30, 2015.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2015

     Capital.  In February 2015, we completed the public issuance of 19,550,000 shares of common stock at a price of $75.50 per share for approximate gross proceeds of $1,476,025,000. This was the largest overnight common stock offering and the highest offering price in our history. In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025, generating approximately $743,407,000 of net proceeds.  This was the largest single tranche U.S. debt offering in our history. In October 2015, we re-opened this tranche and issued an additional $500,000,000 of these notes, generating net proceeds of approximately $485,250,000. During the nine months ended September 30, 2015, we raised $206,334,000 through our dividend reinvestment program.  Also during October 2015, we raised approximately $47,463,000 under our Equity Shelf Program (as defined below).

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the nine months ended September 30, 2015 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	45	$1,150,199	6.8%	$1,140,860
Seniors housing operating	43	1,247,004	6.1%	1,431,047
Outpatient medical	9	134,999	5.9%	446,398
Totals	97	$2,532,202	6.4%	$3,018,305

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

     Dispositions.  The following summarizes our property dispositions completed during the nine months ended September 30, 2015 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	23	$307,961	7.1%	$251,840
Outpatient medical	9	585,799	5.1%	166,919
Totals	32	$893,760	5.8%	$418,759

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.30 per common share ($0.825 per share quarterly), as compared to $3.18 per common share for 2014, beginning in February 2015.  The dividend declared for the quarter ended September 30, 2015 represents the 178th consecutive quarterly dividend payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2014	2014	2014	2014	2015	2015	2015

Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799	$312,573	$182,043
Funds from operations	288,803	284,245	316,512	284,516	344,250	340,588	392,295
Net operating income from continuing operations	460,376	482,692	492,366	504,754	517,716	558,815	570,294
Same store cash net operating income	409,723	422,227	426,260	423,847	416,400	428,791	427,948

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.17	$0.24	$0.44	$0.57	$0.56	$0.89	$0.52
Funds from operations	0.99	0.95	1.01	0.86	1.02	0.97	1.11

      Concentration Risk. We evaluate our concentration risk in terms of NOI by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOI could be at risk if certain sectors were to experience downturns.  Property mix measures the portion of our NOI that relates to our various property types. Relationship mix measures the portion of our NOI that relates to our top five relationships. Geographic mix measures the portion of our NOI that relates to our top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2014	2014	2014	2014	2015	2015	2015

Property mix:(1)
Triple-net	53%	53%	53%	53%	55%	54%	54%
Seniors housing operating	32%	33%	33%	32%	30%	32%	31%
Outpatient medical	15%	14%	14%	15%	15%	14%	15%

Relationship mix:(1)
Genesis Healthcare	15%	16%	16%	16%	17%	17%	17%
Sunrise Senior Living(2)	15%	15%	16%	15%	14%	14%	14%
Brookdale Senior Living	9%	9%	8%	8%	8%	7%	7%
Revera(2)	4%	4%	5%	4%	4%	5%	5%
Benchmark Senior Living	4%	4%	4%	4%	4%	5%	5%
Remaining relationships	53%	52%	51%	53%	53%	52%	52%

Geographic mix:(1)
California	10%	10%	10%	10%	10%	9%	10%
United Kingdom	7%	6%	7%	7%	8%	10%	10%
New Jersey	8%	8%	9%	8%	8%	8%	8%
Pennsylvania	5%	5%	5%	5%	6%	6%	7%
Texas	7%	7%	7%	7%	7%	7%	7%
Remaining geographic areas	63%	64%	62%	63%	61%	60%	58%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Revera owns a controlling interest in Sunrise Senior Living.

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

“Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2014	2014	2014	2014	2015	2015	2015

Debt to book capitalization ratio	48%	45%	43%	45%	42%	43%	43%
Debt to undepreciated book
capitalization ratio	43%	40%	38%	40%	38%	39%	38%
Debt to market capitalization ratio	37%	33%	32%	29%	28%	32%	31%

Interest coverage ratio	3.45x	3.51x	3.86x	4.29x	4.21x	5.32x	4.39x
Fixed charge coverage ratio	2.74x	2.77x	3.07x	3.39x	3.34x	4.19x	3.45x

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2015 (dollars in thousands):

	Expiration Year
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Thereafter

Triple-net:
Properties	4	-	33	51	-	16	25	40	13	20	517
Base rent(1)	$12,406	$-	$14,907	$37,216	$-	$19,193	$37,194	$35,359	$18,819	$43,946	$940,133
% of base rent	1.1%	0.0%	1.3%	3.2%	0.0%	1.7%	3.2%	3.1%	1.6%	3.8%	81.1%
Units/beds	432	-	1,467	3,151	-	1,391	3,725	4,964	1,390	2,164	55,711
% of Units/beds	0.6%	0.0%	2.0%	4.2%	0.0%	1.9%	5.0%	6.7%	1.9%	2.9%	74.9%

Outpatient medical:
Square feet	761,227	838,863	1,104,670	936,001	1,062,052	1,210,011	1,146,299	2,162,371	1,192,960	1,353,779	4,269,748
Base rent(1)	$18,997	$18,562	$27,630	$22,485	$26,112	$30,653	$28,733	$44,486	$26,088	$35,676	$84,256
% of base rent	5.2%	5.1%	7.6%	6.2%	7.2%	8.4%	7.9%	12.2%	7.2%	9.8%	23.3%
Leases	198	251	284	269	250	227	173	181	150	99	225
% of Leases	8.6%	10.9%	12.3%	11.7%	10.8%	9.8%	7.5%	7.8%	6.5%	4.3%	9.8%

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

Corporate Governance

     Maintaining investor confidence and trust is important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the Internet at www.welltower.com/#investors/governance.  The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only.

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

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014	$	%

Cash and cash equivalents at beginning of period	$473,726	$158,780	$314,946	198%
Cash provided from (used in):
Operating activities	1,036,324	854,169	182,155	21%
Investing activities	(2,505,642)	(1,106,896)	(1,398,746)	126%
Financing activities	1,289,945	1,092,490	197,455	18%
Effect of foreign currency translation on cash and cash equivalents	(2,311)	135	(2,446)	n/a
Cash and cash equivalents at end of period	$292,042	$998,678	$(706,636)	-71%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the nine months ended September 30, 2015 and 2014, cash flow provided from operations exceeded cash distributions to stockholders.

     Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions in 2015” and Notes 3 and 6 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Nine Months Ended		Change
	September 30,	September 30,
	2015	2014	$	%
New development	$165,311	$140,829	$24,482	17%
Recurring capital expenditures, tenant improvements and lease commissions	13,650	43,956	(30,306)	-69%
Renovations, redevelopments and other capital improvements	108,990	42,368	66,622	157%
Total	$287,951	$227,153	$60,798	27%

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

Off-Balance Sheet Arrangements

     At September 30, 2015, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At September 30, 2015, we had eight outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Unsecured revolving credit facility(1)	$490,000	$-	$-	$490,000	$-
Senior unsecured notes and credit facilities:(2)
U.S. Dollar senior unsecured notes	5,700,000	-	850,000	1,050,000	3,800,000
Pounds Sterling senior unsecured notes(3)	1,587,915	-	-	-	1,587,915
U.S. Dollar term credit facility	500,000	-	-	500,000	-
Canadian Dollar term credit facility(3)	186,625	-	-	186,625	-
Secured debt:(2,3)
Consolidated	2,945,697	106,190	864,189	933,425	1,041,893
Unconsolidated	499,217	8,832	53,211	27,454	409,720
Contractual interest obligations:(4)
Unsecured revolving credit facility	18,966	2,842	11,368	4,756	-
Senior unsecured notes and term loans(3)	3,547,135	118,562	665,356	595,402	2,167,815
Consolidated secured debt(3)	608,001	35,231	225,990	129,012	217,768
Unconsolidated secured debt(3)	144,514	4,648	34,097	30,964	74,805
Capital lease obligations(5)	99,751	1,182	9,464	9,012	80,093
Operating lease obligations(5)	988,564	3,907	30,956	31,123	922,578
Purchase obligations(5)	673,867	249,736	371,693	52,438	-
Other long-term liabilities(6)	6,022	369	2,950	2,703	-
Total contractual obligations	$17,996,274	$531,499	$3,119,274	$4,042,914	$10,302,587

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

Capital Structure

          Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2015, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  A summary of certain covenants and our results as of September 30, 2015 is as follows:

	Per Agreement
	Primary Unsecured Credit Facility	Senior Unsecured Notes	Actual at September 30, 2015
Covenant
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	43%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	11%
Total Indebtedness to Total Assets maximum	n/a	60%	42%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	36%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	4.71x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	3.72x

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

     On May 1, 2015, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan under which we may issue up to 15,000,000 shares of common stock. As of October 23, 2015, 12,800,329 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of October 23, 2015, we had $408,926,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	Amount	%	2015	2014	Amount	%
Net income (loss) attributable to common stockholders	$182,043	$136,255	$45,788	34%	$685,413	$258,107	$427,306	166%
Funds from operations	392,295	316,512	75,783	24%	1,077,132	889,562	187,570	21%
EBITDA	522,842	461,978	60,864	13%	1,707,405	1,308,684	398,721	30%
Net operating income from continuing operations (NOI)	570,294	492,366	77,928	16%	1,646,823	1,435,435	211,388	15%
Same store cash NOI	427,948	426,260	1,688	0%	1,273,140	1,258,210	14,930	1%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.52	$0.44	$0.08	18%	$1.97	$0.86	$1.11	129%
Funds from operations	$1.11	$1.01	$0.10	10%	$3.10	$2.96	$0.14	5%

Interest coverage ratio	4.39x	3.86x	0.53x	14%	4.64x	3.60x	1.04x	29%
Fixed charge coverage ratio	3.45x	3.07x	0.38x	12%	3.67x	2.86x	0.81x	28%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Triple-net

     The following is a summary of our NOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	$	%	2015	2014	$	%
SSCNOI(1)	$211,586	204,626	$6,960	3%	$628,463	609,336	$19,127	3%
Non-cash NOI attributable to same store properties(1)	22,376	20,189	2,187	11%	67,456	52,565	14,891	28%
NOI attributable to non same store properties(2)	71,488	34,393	37,095	108%	191,669	98,634	93,035	94%
NOI	$305,450	$259,208	$46,242	18%	$887,588	$760,535	$127,053	17%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 584 same store properties.
(2) Change is primarily due to the acquisition of 149 properties and the conversion of 9 construction projects into revenue-generating properties subsequent to January 1, 2014.

     The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	$	%	2015	2014	$	%
Revenues:
Rental income	$285,027	$250,748	$34,279	14%	$829,422	$736,599	$92,823	13%
Interest income	19,454	7,520	11,934	159%	52,343	23,220	29,123	125%
Other income	969	981	(12)	-1%	5,823	1,448	4,375	302%
	305,450	259,249	46,201	18%	887,588	761,267	126,321	17%
Property operating expenses	-	41	(41)	-100%	-	732	(732)	-100%
Net operating income from continuing operations (NOI)	305,450	259,208	46,242	18%	887,588	760,535	127,053	17%
Other expenses:
Interest expense	12,359	10,294	2,065	20%	25,064	28,063	(2,999)	-11%
Loss (gain) on derivatives, net	-	52	(52)	-100%	(58,427)	125	(58,552)	n/a
Depreciation and amortization	74,486	68,027	6,459	9%	216,921	202,668	14,253	7%
Transaction costs	1,865	1,619	246	15%	45,615	5,900	39,715	673%
Loss (gain) on extinguishment of debt, net	(139)	(36)	(103)	286%	10,096	(36)	10,132	n/a
Impairment of assets	-	-	-	n/a	2,220	-	2,220	n/a
Other expenses	-	8,825	(8,825)	-100%	-	8,825	(8,825)	-100%
	88,571	88,781	(210)	0%	241,489	245,545	(4,056)	-2%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	216,879	170,427	46,452	27%	646,099	514,990	131,109	25%
Income tax benefit (expense)	87	5,986	(5,899)	-99%	(2,617)	5,194	(7,811)	n/a
Income (loss) from unconsolidated entities	2,851	1,353	1,498	111%	5,697	4,157	1,540	37%
Income from continuing operations	219,817	177,766	42,051	24%	649,179	524,341	124,838	24%
Discontinued operations, net(1)	-	-	-	n/a	-	7,135	(7,135)	-100%
Gain (loss) on real estate dispositions, net(1)	2,155	29,604	(27,449)	-93%	56,251	35,366	20,885	59%
Net income	221,972	207,370	14,602	7%	705,430	566,842	138,588	24%
Less: Net income (loss) attributable to noncontrolling interests	526	500	26	5%	1,528	1,491	37	2%
Net income attributable to common stockholders	$221,446	$206,870	$14,576	7%	$703,902	$565,351	$138,551	25%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties, the conversion of newly constructed triple-net properties from which we receive rent and the modification of our lease with Genesis Healthcare to replace the CPI-based component of an annual increaser with a fixed annual increaser effective April 1, 2014 and extend the term. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2015, we had no lease renewals but we had 25 leases with rental rate increasers ranging from 0.12% to 0.43% in our triple-net portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    During the nine months ended September 30, 2015, we completed four triple-net construction projects representing $85,902,000 or $270,132 per bed/unit plus expansion projects totaling $38,808,000.  The following is a summary of triple-net construction projects pending as of September 30, 2015 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Frederick, MD	130	19,000	17,863	4Q15
Edmond, OK	142	24,500	7,984	3Q16
Carrollton, TX	104	18,900	5,940	3Q16
Tulsa, OK	145	25,800	3,709	4Q16
Bracknell, UK	64	16,709	6,633	4Q16
Piscataway, NJ	124	30,600	17,062	4Q16
Raleigh, NC	225	93,000	33,891	1Q17
Livingston, NJ	120	51,440	16,744	1Q17
	1,054	$279,949	$109,826

     Interest expense for the nine months ended September 30, 2015 and 2014 represents secured debt interest expense.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$545,207	5.556%	$581,740	5.389%	$670,769	5.337%	$587,136	5.394%
Debt extinguished	(20,338)	6.306%	(9,019)	6.140%	(132,545)	4.695%	(9,019)	6.140%
Foreign Currency	(6,155)	5.316%	-	0.000%	(13,011)	5.316%	-	0.000%
Principal payments	(3,046)	5.566%	(2,657)	5.774%	(9,545)	5.669%	(8,053)	5.830%
Ending balance	$515,668	5.526%	$570,064	5.374%	$515,668	5.526%	$570,064	5.374%

Monthly averages	$520,244	5.541%	$573,927	5.379%	$549,861	5.528%	$580,636	5.387%

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

     Transaction costs represent costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, the termination of pre-existing relationships, lease termination expenses and other similar costs.  The increase in year-to-date transaction costs over the prior year includes a charge related to the termination of pre-existing relationships, the termination of a lease obligation and overall higher transaction volume. The fluctuation in losses/gains on debt extinguishment is primarily attributable to the volume of extinguishments and the terms of the related secured debt.

The decrease in other expenses in the third quarter is primarily related to the 2014 reversal of the indemnification asset recorded in connection with the Genesis acquisition. At that time, an income tax benefit was recorded in the same amount to reverse the unrecognized tax benefits related to the transaction.

Changes in the gain on sales of properties are related to property sales which totaled 23 and twelve for the nine months ended September 30, 2015 and 2014, respectively.  During the nine months ended September 30, 2015, we recorded an impairment of $2,200,000 related to a triple-net property and land parcel, both of which are considered held for sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	$	%	2015	2014	$	%
SSCNOI(1)	$154,128	$160,725	$(6,597)	-4%	$457,733	$466,455	$(8,722)	-2%
Non-cash NOI attributable to same store properties	(250)	(261)	11	-4%	(754)	(793)	39	-5%
NOI attributable to non same store properties(2)	25,153	2,432	22,721	934%	57,339	4,254	53,085	1248%
NOI	$179,031	$162,896	$16,135	10%	$514,318	$469,916	$44,402	9%

(1) Relates to 279 same store properties. Decrease is primarily due to unfavorable changes in USD/CAD and GBP/USD rates.
(2) Change is primarily due to the acquisition of 73 properties subsequent to January 1, 2014.

     The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	$	%	2015	2014	$	%
Revenues:
Resident fees and services	$545,255	$482,412	$62,843	13%	$1,573,318	$1,406,316	$167,002	12%
Interest income	1,054	1,054	-	0%	3,126	1,065	2,061	194%
Other income	772	325	447	138%	5,001	1,643	3,358	204%
	547,081	483,791	63,290	13%	1,581,445	1,409,024	172,421	12%
Property operating expenses	368,050	320,895	47,155	15%	1,067,127	939,108	128,019	14%
Net operating income from continuing operations (NOI)	179,031	162,896	16,135	10%	514,318	469,916	44,402	9%
Other expenses:
Interest expense	30,990	26,612	4,378	16%	104,245	82,924	21,321	26%
Loss (gain) on derivatives, net	-	(3)	3	-100%	-	275	(275)	-100%
Depreciation and amortization	87,306	95,819	(8,513)	-9%	252,785	334,625	(81,840)	-24%
Transaction costs	7,630	10,572	(2,942)	-28%	23,610	12,863	10,747	84%
Loss (gain) on extinguishment of debt, net	-	-	-	n/a	-	383	(383)	-100%
Other expenses	-	1,437	(1,437)	-100%	-	1,437	(1,437)	-100%
	125,926	134,437	(8,511)	-6%	380,640	432,507	(51,867)	-12%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	53,105	28,459	24,646	87%	133,678	37,409	96,269	257%
Income tax benefit (expense)	3,237	3,746	(509)	-14%	(745)	1,302	(2,047)	-157%
Income (loss) from unconsolidated entities	(5,629)	(5,550)	(79)	1%	(26,785)	(29,007)	2,222	-8%
Net income (loss)	50,713	26,655	24,058	90%	106,148	9,704	96,444	994%
Less: Net income (loss) attributable to noncontrolling interests	(679)	(391)	(288)	74%	2,114	(3,104)	5,218	-168%
Net income (loss) attributable to common stockholders	$51,392	$27,046	$24,346	90%	$104,034	$12,808	$91,226	712%

     Fluctuations in revenues and property operating expenses are primarily a result of acquisitions and the movement of U.S. and foreign currency exchange rates. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. The decrease in depreciation and amortization for the three and nine month periods ended September 30, 2015 as compared to the prior year are due primarily to a number of short lived intangible assets which became fully amortized. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     During the nine month period ended September 30, 2015, we completed one seniors housing operating construction project representing $19,869,000 or $283,843 per unit.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of September 30, 2015 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Camberley, UK	102	$20,982	$18,279	3Q16
Chertsey, UK	93	46,778	12,390	3Q17
Bushey, UK	95	59,897	13,817	2Q18
Total	290	$127,657	$44,486

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

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,827,123	4.353%	$1,637,508	4.499%	$1,654,531	4.422%	$1,714,714	4.622%
Debt issued	85,811	2.623%	87,410	3.190%	222,612	2.759%	98,100	3.228%
Debt assumed	22,032	4.995%	-	0.000%	227,929	4.075%	12,005	4.147%
Debt extinguished	(79,981)	3.478%	(31,167)	5.079%	(199,946)	3.507%	(112,829)	5.665%
Foreign currency	(44,360)	3.588%	(22,234)	3.759%	(76,146)	3.639%	(23,434)	3.775%
Principal payments	(9,375)	4.217%	(8,296)	4.325%	(27,730)	4.209%	(25,335)	4.354%
Ending balance	$1,801,250	4.335%	$1,663,221	4.431%	$1,801,250	4.335%	$1,663,221	4.431%

Monthly averages	$1,792,576	4.346%	$1,649,352	4.481%	$1,754,706	4.376%	$1,654,526	4.538%

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

Outpatient Medical

     The following is a summary of our NOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	$	%	2015	2014	$	%
SSCNOI(1)	$62,234	$60,909	$1,325	2%	$186,944	$182,419	$4,525	2%
Non-cash NOI attributable to same store properties(1)	1,299	1,744	(445)	-26%	4,137	6,160	(2,023)	-33%
NOI attributable to non same store properties(2)	22,258	7,503	14,755	197%	53,753	16,207	37,546	232%
NOI	$85,791	$70,156	$15,635	22%	$244,834	$204,786	$40,048	20%

(1) Change is due to increases in cash NOI and decreases in non-cash NOI related to 178 same store properties.
(2) Change is primarily due to acquisitions of 41 properties and conversions of construction projects into 12 revenue-generating properties subsequent to January 1, 2014.

     The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	$	%	2015	2014	$	%
Revenues:
Rental income	$124,263	$103,400	$20,863	20%	$356,080	$301,852	$54,228	18%
Interest income	1,872	770	1,102	143%	4,481	2,586	1,895	73%
Other income	309	207	102	49%	665	850	(185)	-22%
	126,444	104,377	22,067	21%	361,226	305,288	55,938	18%
Property operating expenses	40,653	34,221	6,432	19%	116,392	100,502	15,890	16%
Net operating income from continuing operations (NOI)	85,791	70,156	15,635	22%	244,834	204,786	40,048	20%
Other expenses:
Interest expense	7,120	7,692	(572)	-7%	21,929	25,423	(3,494)	-14%
Depreciation and amortization	44,007	37,124	6,883	19%	133,725	111,444	22,281	20%
Transaction costs	(162)	1,363	(1,525)	n/a	1,154	2,783	(1,629)	-59%
	50,965	46,179	4,786	10%	156,808	139,650	17,158	12%
Income from continuing operations before income taxes and income from unconsolidated entities	34,826	23,977	10,849	45%	88,026	65,136	22,890	35%
Income tax (expense) benefit	154	466	(312)	-67%	460	(127)	587	n/a
Income from unconsolidated entities	147	1,565	(1,418)	-91%	2,857	5,145	(2,288)	-44%
Income from continuing operations	35,127	26,008	9,119	35%	91,343	70,154	21,189	30%
Gain (loss) on real estate dispositions, net(1)	(109)	-	(109)	n/a	192,751	906	191,845	21175%
Net income (loss)	35,018	26,008	9,010	35%	284,094	71,060	213,034	300%
Less: Net income (loss) attributable to noncontrolling interests	1,015	55	960	1745%	1,024	274	750	274%
Net income (loss) attributable to common stockholders	$34,003	$25,953	$8,050	31%	$283,070	$70,786	$212,284	300%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2015, our consolidated outpatient medical portfolio signed 65,179 square feet of new leases and 228,038 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $37.25 per square foot and tenant improvement and lease commission costs of $15.75 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 5%.

    During the nine months ended September 30, 2015, we completed one outpatient medical construction project representing $16,592,000 or $325 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of September 30, 2015 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Bel Air, MD	99,184	$26,386	$12,289	1Q16
Richmond, TX	36,475	11,670	5,062	1Q16
Stamford, CT	92,345	41,735	3,359	3Q16
Missouri, TX	23,863	9,180	1,560	3Q16
Brooklyn, NY	140,955	103,624	15,248	1Q17
Total	392,822	$192,595	$37,518

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$654,990	5.193%	$585,161	6.067%	$609,268	5.838%	$700,427	5.999%
Debt assumed	-	0.000%	50,500	2.863%	112,000	1.837%	50,500	2.863%
Debt extinguished	(29,370)	5.381%	(11,447)	5.700%	(88,182)	5.355%	(118,507)	5.613%
Principal payments	(3,065)	6.023%	(3,282)	6.092%	(10,531)	5.724%	(11,488)	5.682%
Ending balance	$622,555	5.181%	$620,932	5.812%	$622,555	5.181%	$620,932	5.812%

Monthly averages	$640,971	5.188%	$590,392	6.001%	$608,489	5.523%	$634,851	5.956%

     The increase in property operating expenses and depreciation and amortization is primarily attributable to acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses.

     Transaction costs represent costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships, lease termination expenses and other similar costs. The fluctuations in transaction costs are primarily due to acquisition volumes in the relevant periods.

   Income from unconsolidated entities represents our share of net income or losses from certain unconsolidated property investments related to our strategic joint venture with a national medical office building company and the period for which we held a joint venture investment with Forest City Enterprises.

   Gain on real estate dispositions is due to the disposition of our interest in the joint venture with Forest City Enterprises in the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	$	%	2015	2014	$	%
Revenues:
Other income	$22	$106	$(84)	-79%	$83	$198	$(115)	-58%
Expenses:
Interest expense	70,661	73,837	(3,176)	-4%	209,833	223,924	(14,091)	-6%
General and administrative	36,950	30,803	6,147	20%	110,562	115,327	(4,765)	-4%
Loss on extinguishment of debt, net	723	2,728	(2,005)	-73%	24,776	2,728	22,048	808%
Other expenses	-	-	-	n/a	10,583	-	10,583	n/a
	108,334	107,368	966	1%	355,754	341,979	13,775	4%
Loss from continuing operations before income taxes	(108,312)	(107,262)	(1,050)	1%	(355,671)	(341,781)	(13,890)	4%
Income tax (expense) benefit	(134)	-	(134)	n/a	(867)	-	(867)	n/a
Loss from continuing operations	(108,446)	(107,262)	(1,184)	1%	(356,538)	(341,781)	(14,757)	4%
Less: Preferred stock dividends	16,352	16,352	-	0%	49,055	49,057	(2)	0%
Net loss attributable to common stockholders	$(124,798)	$(123,614)	$(1,184)	1%	$(405,593)	$(390,838)	$(14,755)	4%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2015	2014	$	%	2015	2014	$	%
Senior unsecured notes	$66,679	$69,485	$(2,806)	-4%	$196,752	$210,765	$(14,013)	-7%
Secured debt	94	112	(18)	-16%	281	334	(53)	-16%
Primary unsecured credit facility	2,042	1,760	282	16%	7,806	6,884	922	13%
Capitalized interest	(1,321)	(1,561)	240	-15%	(4,680)	(4,778)	98	-2%
Swap loss (savings)	(11)	(4)	(7)	175%	(23)	(11)	(12)	109%
Loan expense	3,178	4,045	(867)	-21%	9,697	10,730	(1,033)	-10%
Totals	$70,661	$73,837	$(3,176)	-4%	$209,833	$223,924	$(14,091)	-6%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, excluding our Sterling-denominated senior unsecured notes and Canadian-denominated unsecured term credit facility, both of which are in our seniors housing operating segment.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our unaudited consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses for the nine months ended September 30, 2014 included $19,688,000 related to CEO transition costs. Excluding these costs, general and administrative expenses as a percentage of consolidated revenues for the three months ended September 30, 2015 and 2014 were 3.77% and 3.63%, respectively.  The increase in general and administrative expenses excluding the CEO transition costs is primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.  The loss on extinguishment of debt is due primarily to the early extinguishment of the 2016 senior unsecured notes.  The increase in other expenses in the current year is due to costs associated with the retirement of an executive officer and the termination of our investment in a strategic medical office partnership.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
FFO Reconciliations:	2014	2014	2014	2014	2015	2015	2015
Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799	$312,573	$182,043
Depreciation and amortization	233,318	214,449	200,970	195,393	188,829	208,802	205,799
Impairment of assets	-	-	-	-	2,220	-	-
Loss (gain) on sales of properties, net	-	(13,079)	(29,604)	(110,839)	(56,845)	(190,111)	(2,046)
Noncontrolling interests	(10,520)	(9,741)	(9,359)	(8,234)	(7,249)	(10,467)	(11,647)
Unconsolidated entities	15,983	20,787	18,250	19,560	26,496	19,791	18,146
Funds from operations	$288,803	$284,245	$316,512	$284,516	$344,250	$340,588	$392,295

Average common shares outstanding:
Basic	289,606	296,256	311,117	327,492	336,754	350,399	351,765
Diluted	290,917	297,995	312,812	329,130	337,812	351,366	353,107

Per share data:
Net income attributable to
common stockholders
Basic	$0.17	$0.24	$0.44	$0.58	$0.57	$0.89	$0.52
Diluted	0.17	0.24	0.44	0.57	0.56	0.89	0.52

Funds from operations
Basic	$1.00	$0.96	$1.02	$0.87	$1.02	$0.97	$1.12
Diluted	0.99	0.95	1.01	0.86	1.02	0.97	1.11

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2014	2015
Net income attributable to common stockholders	$258,107	$685,413
Depreciation and amortization	648,737	603,431
Impairment of assets	-	2,220
Loss (gain) on sales of properties, net	(42,683)	(249,002)
Noncontrolling interests	(29,618)	(29,363)
Unconsolidated entities	55,019	64,433
Funds from operations	$889,562	$1,077,132

Average common shares outstanding:
Basic	299,137	346,425
Diluted	300,645	347,547

Per share data:
Net income attributable to
common stockholders
Basic	$0.86	$1.98
Diluted	0.86	1.97

Funds from operations
Basic	$2.97	$3.11
Diluted	2.96	3.10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
EBITDA Reconciliations:	2014	2014	2014	2014	2015	2015	2015
Net income	$65,200	$87,854	$152,771	$206,474	$209,422	$330,459	$199,257
Interest expense	120,956	121,099	118,435	120,707	121,080	118,861	121,130
Income tax expense (benefit)	2,260	1,569	(10,198)	5,101	(304)	7,417	(3,344)
Depreciation and amortization	233,318	214,449	200,970	195,393	188,829	208,802	205,799
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027	$665,539	$522,842

Interest Coverage Ratio:
Interest expense	$120,956	$121,099	$118,435	$120,707	$121,080	$118,861	$121,130
Non-cash interest expense	(330)	(1,649)	(547)	100	(119)	4,202	(3,791)
Capitalized interest	1,605	1,700	1,779	2,066	2,387	2,060	1,865
Total interest	122,231	121,150	119,667	122,873	123,348	125,123	119,204
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027	$665,539	$522,842
Interest coverage ratio	3.45x	3.51x	3.86x	4.29x	4.21x	5.32x	4.39x

Fixed Charge Coverage Ratio:
Total interest	$122,231	$121,150	$119,667	$122,873	$123,348	$125,123	$119,204
Secured debt principal payments	15,455	15,803	14,549	16,473	15,630	17,336	15,817
Preferred dividends	16,353	16,352	16,352	16,352	16,352	16,352	16,352
Total fixed charges	154,039	153,305	150,568	155,698	155,330	158,811	151,373
EBITDA	$421,734	$424,971	$461,978	$527,675	$519,027	$665,539	$522,842
Fixed charge coverage ratio	2.74x	2.77x	3.07x	3.39x	3.34x	4.19x	3.45x

	Nine Months Ended
	September 30,	September 30,
EBITDA Reconciliations:	2014	2015
Net income	$305,825	$739,134
Interest expense	360,491	361,071
Income tax expense (benefit)	(6,369)	3,769
Depreciation and amortization	648,737	603,431
EBITDA	$1,308,684	$1,707,405

Interest Coverage Ratio:
Interest expense	$360,491	$361,071
Non-cash interest expense	(2,527)	291
Capitalized interest	5,084	6,311
Total interest	363,048	367,673
EBITDA	$1,308,684	$1,707,405
Interest coverage ratio	3.60x	4.64x

Fixed Charge Coverage Ratio:
Total interest	$363,048	$367,673
Secured debt principal payments	45,807	48,783
Preferred dividends	49,057	49,055
Total fixed charges	457,912	465,511
EBITDA	$1,308,684	$1,707,405
Fixed charge coverage ratio	2.86x	3.67x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Reconciliations:	2014	2014	2014	2014	2015	2015	2015
Net income	$131,682	$212,355	$331,524	$512,300	$656,518	$899,126	$945,612
Interest expense	472,827	483,082	484,975	481,197	481,321	479,083	481,778
Income tax expense (benefit)	6,987	7,341	(5,934)	(1,267)	(3,832)	2,016	8,870
Depreciation and amortization	920,156	934,128	892,117	844,130	799,641	793,994	798,823
Stock-based compensation expense	17,336	29,320	29,635	32,075	33,462	30,416	31,622
Provision for loan losses	2,110	2,110	2,110	-	-	-	-
Loss (gain) on extinguishment of debt, net	(749)	(218)	6,542	9,558	25,108	43,464	41,356
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218	$2,248,099	$2,308,061

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$472,827	$483,082	$484,975	$481,197	$481,321	$479,083	$481,778
Capitalized interest	6,700	7,014	7,087	7,150	7,931	8,292	8,378
Non-cash interest expense	(880)	(1,292)	(2,790)	(2,427)	(2,215)	3,636	392
Total interest	478,647	488,804	489,272	485,920	487,037	491,011	490,548
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218	$2,248,099	$2,308,061
Adjusted interest coverage ratio	3.24x	3.41x	3.56x	3.86x	4.09x	4.58x	4.71x

Total interest	$478,647	$488,804	$489,272	$485,920	$487,037	$491,011	$490,548
Secured debt principal payments	60,341	62,867	62,119	62,280	62,455	63,988	65,256
Preferred dividends	66,088	65,838	65,588	65,408	65,408	65,408	65,408
Total fixed charges	605,076	617,509	616,979	613,608	614,900	620,407	621,212
Adjusted EBITDA	$1,550,349	$1,668,118	$1,740,969	$1,877,993	$1,992,218	$2,248,099	$2,308,061
Adjusted fixed charge coverage ratio	2.56x	2.70x	2.82x	3.06x	3.24x	3.62x	3.72x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
NOI Reconciliations:	2014	2014	2014	2014	2015	2015	2015
Total revenues:
Triple-net	$245,580	$256,439	$259,249	$266,600	$282,988	$299,149	$305,450
Seniors housing operating	456,319	468,914	483,791	488,546	494,561	539,805	547,081
Outpatient medical	99,893	101,017	104,377	112,144	116,606	118,176	126,444
Non-segment/corporate	15	76	106	479	22	39	22
Total revenues	801,807	826,446	847,523	867,769	894,177	957,169	978,997
Property operating expenses:
Triple-net	243	447	41	-	-	-	-
Seniors housing operating	308,184	310,029	320,895	327,200	338,507	360,569	368,050
Outpatient medical	33,004	33,278	34,221	35,815	37,954	37,785	40,653
Total property operating expenses	341,431	343,754	355,157	363,015	376,461	398,354	408,703
Net operating income:
Triple-net	245,337	255,992	259,208	266,600	282,988	299,149	305,450
Seniors housing operating	148,135	158,885	162,896	161,346	156,054	179,236	179,031
Outpatient medical	66,889	67,739	70,156	76,329	78,652	80,391	85,791
Non-segment/corporate	15	76	106	479	22	39	22
NOI	460,376	482,692	492,366	504,754	517,716	558,815	570,294
Reconciling items:
Interest expense	(120,833)	(121,065)	(118,435)	(120,707)	(121,080)	(118,861)	(121,130)
Gain (loss) on derivatives, net	-	(351)	(49)	1,895	58,427	-	-
Depreciation and amortization	(233,318)	(214,449)	(200,970)	(195,393)	(188,829)	(208,802)	(205,799)
General and administrative	(32,865)	(51,660)	(30,803)	(27,616)	(35,138)	(38,474)	(36,950)
Transaction costs	(952)	(7,040)	(13,554)	(47,991)	(48,554)	(12,491)	(9,333)
Gain (loss) on extinguishment of debt, net	148	(531)	(2,692)	(6,484)	(15,401)	(18,887)	(584)
Impairment of assets	-	-	-	-	(2,220)	-	-
Other expenses	-	-	(10,262)	-	-	(10,583)	-
Income tax benefit (expense)	(2,260)	(1,569)	10,198	(5,101)	304	(7,417)	3,344
Income (loss) from unconsolidated entities	(5,556)	(11,516)	(2,632)	(7,722)	(12,648)	(2,952)	(2,631)
Income (loss) from discontinued operations, net	460	6,675	-	-	-	-	-
Gain (loss) on real estate dispositions, net	-	6,668	29,604	110,839	56,845	190,111	2,046
Preferred dividends	(16,353)	(16,352)	(16,352)	(16,352)	(16,352)	(16,352)	(16,352)
Loss (income) attributable to noncontrolling interests	1,175	327	(164)	(1,486)	(2,271)	(1,534)	(862)
	(410,354)	(410,863)	(356,111)	(316,118)	(326,917)	(246,242)	(388,251)
Net income (loss) attributable to common stockholders	$50,022	$71,829	$136,255	$188,636	$190,799	$312,573	$182,043

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30,	September 30,
NOI Reconciliations:	2014	2015
Total revenues:
Triple-net	$761,267	$887,588
Seniors housing operating	1,409,024	1,581,445
Outpatient medical	305,288	361,226
Non-segment/corporate	198	83
Total revenues	2,475,777	2,830,342
Property operating expenses:
Triple-net	732	-
Seniors housing operating	939,108	1,067,127
Outpatient medical	100,502	116,392
Total property operating expenses	1,040,342	1,183,519
Net operating income:
Triple-net	760,535	887,588
Seniors housing operating	469,916	514,318
Outpatient medical	204,786	244,834
Non-segment/corporate	198	83
NOI	1,435,435	1,646,823
Reconciling items:
Interest expense	(360,334)	(361,071)
Gain (loss) on derivatives, net	(400)	58,427
Depreciation and amortization	(648,737)	(603,431)
General and administrative	(115,327)	(110,562)
Transaction costs	(21,546)	(70,379)
Gain (loss) on extinguishment of debt, net	(3,075)	(34,872)
Impairment of assets	-	(2,220)
Other expenses	(10,262)	(10,583)
Income tax benefit (expense)	6,369	(3,769)
Income (loss) from unconsolidated entities	(19,705)	(18,231)
Income (loss) from discontinued operations, net	7,135	-
Gain (loss) on real estate dispositions, net	36,272	249,002
Preferred dividends	(49,057)	(49,055)
Loss (income) attributable to noncontrolling interests	1,339	(4,666)
	(1,177,328)	(961,410)
Net income (loss) attributable to common stockholders	$258,107	$685,413

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Same Store Cash NOI Reconciliations:		2014	2014	2014	2014	2015	2015	2015
Net operating income from continuing operations:
Triple-net		$245,337	$255,992	$259,208	$266,600	$282,988	$299,149	$305,450
Seniors housing operating		148,135	158,885	162,896	161,346	156,054	179,236	179,031
Outpatient medical		66,889	67,739	70,156	76,329	78,652	80,390	85,791
Total		460,361	482,616	492,260	504,275	517,694	558,775	570,272
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(13,022)	(19,354)	(20,189)	(19,688)	(22,241)	(22,838)	(22,377)
NOI attributable to non same store properties		(31,401)	(32,841)	(34,393)	(40,925)	(53,731)	(66,450)	(71,488)
Subtotal		(44,423)	(52,195)	(54,582)	(60,613)	(75,972)	(89,288)	(93,865)
Seniors housing operating:
Non-cash NOI on same store properties		266	266	261	252	251	253	250
NOI attributable to non same store properties		(117)	(1,705)	(2,432)	(5,386)	(9,034)	(23,155)	(25,153)
Subtotal		149	(1,439)	(2,171)	(5,134)	(8,783)	(22,902)	(24,903)
Outpatient medical:
Non-cash NOI on same store properties		(2,226)	(2,190)	(1,744)	(1,560)	(1,262)	(1,577)	(1,299)
NOI attributable to non same store properties		(4,138)	(4,565)	(7,503)	(13,121)	(15,277)	(16,217)	(22,258)
Subtotal		(6,364)	(6,755)	(9,247)	(14,681)	(16,539)	(17,794)	(23,557)
Same store cash net operating income:	Properties
Triple-net	584	200,914	203,797	204,626	205,987	207,016	209,861	211,586
Seniors housing operating	279	148,284	157,446	160,725	156,212	147,271	156,334	154,128
Outpatient medical	178	60,525	60,984	60,909	61,648	62,113	62,596	62,234
Total	1,041	$409,723	$422,227	$426,260	$423,847	$416,400	$428,791	$427,948

Same Store Cash NOI Property Reconciliation:
Total Properties	1,353
Acquisitions	(263)
Developments	(21)
Held-for-sale	(14)
Other(1)	(14)
Same store properties	1,041

(1) Includes eleven land parcels and three loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Nine Months Ended
		September 30,	September 30,
Same Store Cash NOI Reconciliations:		2014	2015
Net operating income from continuing operations:
Triple-net		$760,535	$887,588
Seniors housing operating		469,916	514,318
Outpatient medical		204,786	244,834
Total		1,435,237	1,646,740
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(52,564)	(67,456)
NOI attributable to non same store properties		(98,635)	(191,669)
Subtotal		(151,199)	(259,125)
Seniors housing operating:
Non-cash NOI on same store properties		793	754
NOI attributable to non same store properties		(4,254)	(57,339)
Subtotal		(3,461)	(56,585)
Outpatient medical
Non-cash NOI on same store properties		(6,160)	(4,137)
NOI attributable to non same store properties		(16,207)	(53,753)
Subtotal		(22,367)	(57,890)
Same store cash net operating income:	Properties
Triple-net	584	609,336	628,463
Seniors housing operating	279	466,455	457,733
Outpatient medical	178	182,419	186,944
Total	1,041	$1,258,210	$1,273,140

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

CMS also issued several additional rules (proposed and final) which could impact our tenants and operators.

•         On August 4, 2015, CMS published a final rule regarding fiscal year 2016 (“FY16”) Medicare payment rates for skilled nursing facilities (“SNFs”).  Under the rule, CMS projects that aggregate payments to SNFs will increase by $430 million, or 1.2%, from payments in fiscal year 2015.

•         On August 17, 2015, CMS published a final rule regarding FY16 Medicare payment rates for Long-Term Care Hospitals (“LTCHs”).  Under the rule, standard LTCH Prospective Payment System (“PPS”) rates will increase 1.7%.  CMS projects overall payments to LTCHs under the rule would decrease by 4.6%, or $250 million, due to the statutory decrease in payment rates for site neutral LTCH PPS cases. Site neutral LTCH PPS cases do not meet the clinical criteria to qualify for the higher standard LTCH PPS payment rates.

•         On July 8, 2015, CMS issued a proposed rule regarding 2016 Medicare payment rates for hospital outpatient departments (“HOPDs”) and ambulatory surgery centers (“ASCs”).  Under the rule, CMS proposes to reduce payments to HOPDs by 0.1% and increase payments to ASCs by 1.1%.  The proposed rule also included updates to the “Two-Midnight” rule regarding when inpatient admissions are appropriate for payment under Medicare Part A.  If finalized, an inpatient admission lasting less than two midnights would be payable under Medicare Part A on a case-by-case basis based on the judgment of the admitting physician, supported by documentation in the medical record.

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

The Department of Health and Human Services, Office of Inspector General (“OIG”) Recommendations Addressing SNF Billing.  In the OIG’s March 2015 Compendium of Priority Recommendations, a report that highlights the OIG’s previous recommendations for which corrective action has not been completed, the OIG cited its prior November 2012 report addressing questionable billing practices by SNFs.  The OIG recommended, among other things, changing the current method for determining how much therapy is needed to ensure appropriate payments, monitoring compliance with new therapy assessments, and improving accuracy of data submitted by SNFs.  Similarly, in June 2015, the OIG issued a report analyzing CMS’ assessments related to changes in the amount of therapy that a beneficiary receives during stays.  The OIG concluded that CMS’ new policies create challenges for oversight and that SNFs’ use of these assessments cost Medicare $143 million over 2 years. The OIG recommended, among other things, that CMS (1) reduce the financial incentive for SNFs to use assessments differently when decreasing and increasing therapy and (2) accelerate its efforts to implement a new method for paying for therapy.  Most recently, OIG issued a report in September 2015 calling for reevaluation of the Medicare payment system for SNFs.  In particular, OIG found that Medicare payments for therapy greatly

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same.  OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs.  If followed, these reports and recommendations may impact our operators and tenants.

Challenges to the Health Reform Laws.  Since the enactment of the Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), there have been multiple attempts through legislative action and legal challenge to repeal or amend the Health Reform Laws, including the case that was before the U.S. Supreme Court, King v. Burwell.   Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally-facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Care Reform Laws, we cannot predict whether other current or future efforts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators or tenants and their ability to meet their obligations to us.

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

Other Related Laws

Privacy

     Privacy laws in Canada are consent-based and require the implementation of a privacy program involving policies, procedures and the designation of an individual or team with primary responsibility for a custodian’s privacy law compliance.  Mandatory breach notification, to the affected individuals, is a requirement under some laws and amendments have been passed or proposed, but are not yet in effect, requiring breach notification to the applicable privacy regulator under some laws.  Some laws require notification where personal health information/personal information is processed or stored outside of Canada.  One provincial law (in Quebec) provides for fines where an organization fails to perform required due diligence before outsourcing activities involving personal information to a service provider outside of the province.

     The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  To date, penalties have generally not been monetary, although that may change depending on decisions in connection with class actions.  Regulators have the authority to make public the identity of a health information custodian that has been found to have

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

committed a breach, so that there is a reputational risk associated with privacy law violations even where no monetary damages are incurred.  The notification of patients (as mentioned above, mandatory under some privacy laws and a best practice in other jurisdictions) and other activities required to manage a privacy breach can give rise to significant costs.

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

	September 30, 2015		December 31, 2014
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,287,915	$(500,331)	$7,101,655	$(547,358)
Secured debt	2,567,571	(81,472)	2,673,480	(93,580)
Totals	$9,855,486	$(581,803)	$9,775,135	$(640,938)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At September 30, 2015, we had $1,554,751,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $15,548,000.  At December 31, 2014, we had $983,783,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $9,838,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2015, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $1,000,000 annualized.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2015		December 31, 2014
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$76,326	$2,091	$54,247	$4,242
Debt designated as hedges	1,774,540	13,000	1,851,189	13,000
Totals	$1,850,866	$15,091	$1,905,436	$17,242

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 through July 31, 2015	-	$-
August 1, 2015 through August 31, 2015	246	65.08
September 1, 2015 through September 30, 2015	-	-
Totals	246	$65.08

(1) During the three months ended September 30, 2015, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

On October 29, 2015, the Board of Directors of the company amended the company’s by-laws to reflect the change of its name from Health Care REIT, Inc. to Welltower Inc.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the company’s Fifth Amended and Restated By-Laws, a copy of which is filed herewith as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits

1.1              Form of Amendment No. 2, dated August 5, 2015, to the Equity Distribution Agreements entered into by and between the company and each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. (filed with the Securities and Exchange Commission as Exhibit 1.3 to the company’s Form 8-K filed August 5, 2015, and incorporated herein by reference thereto).

3.1              Certificate of Amendment of Second Restated Certificate of Incorporation of the company (filed with the Securities and Exchange Commission as Exhibit 3.1 to the company’s Form 8-K filed September 30, 2015, and incorporated herein by reference thereto).

3.2              Fifth Amended and Restated By-Laws of the company.

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: October 30, 2015	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2015	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 30, 2015	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)