Form 10-K
period 2015-12-31
WELLTOWER INC.
filed 2016-02-18
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File No. 1-8923

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  R

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer o	Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  o  No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,029,716,957.

As of January 31, 2016, the registrant had 355,140,936 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 5, 2016, are incorporated by reference into Part III.

WELLTOWER INC.

2015 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Welltower Inc. (NYSE:HCN), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The Company invests with leading seniors housing operators, post-acute providers and health systems to fund real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns properties in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  More information is available on the Internet at www.welltower.com.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

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

References herein to “we,” “us,” “our” or the “Company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.

Portfolio of Properties

Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2015.

Property Types

We invest in seniors housing and health care real estate and evaluate our business on three reportable segments: triple-net, seniors housing operating and outpatient medical. For additional information regarding our segments, please see Note 17 to our consolidated financial statements.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to our consolidated financial statements.  The following is a summary of our various property types.

Triple-Net

Our triple-net properties include independent living facilities and independent supportive living facilities (Canada), continuing care retirement communities, assisted living facilities, care homes with and without nursing (United Kingdom), Alzheimer’s/dementia care facilities, long-term/post-acute care facilities and hospitals. We invest primarily through acquisitions, development and joint venture partnerships. Our properties are primarily leased to operators under long-term, triple-net master leases. We are not involved in property management.  Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

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

Care Homes with Nursing (United Kingdom).  Care homes with nursing, regulated by the Care Quality Commission are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for various national and local reimbursement programs.  Unlike the U.S., care homes with nursing in the U.K. generally do not provide post-acute care.

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

Long-Term/Post-Acute Care Facilities.  Our long-term/post-acute care facilities generally include skilled nursing/post-acute care facilities, inpatient rehabilitation facilities and long-term acute care facilities.  Skilled nursing/post-acute care facilities are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement in the U.S. or provincial reimbursement in Canada.  All facilities offer some level of rehabilitation services.  Some facilities focus on higher acuity patients and offer rehabilitation units specializing in cardiac, orthopedic, dialysis, neurological or pulmonary rehabilitation.  Inpatient rehabilitation facilities provide inpatient services for patients with intensive rehabilitation needs.  Long-term acute care facilities provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than is available in most skilled nursing/post-acute care facilities.

Hospitals.  Hospitals are acute care facilities that provide a wide range of inpatient and/or outpatient services, including, but not limited to, surgery, rehabilitation, therapy and clinical laboratories.

     Our triple-net segment accounted for 31%, 31% and 31% of total revenues (including discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively.  We lease 187 facilities to Genesis Healthcare, LLC, an operator of long-term/post-acute care facilities, pursuant to a long-term, triple-net master lease.  In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases.  All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, a subsidiary of Genesis Healthcare, LLC.  For the year ended December 31, 2015, our lease with Genesis accounted for approximately 31% of our triple-net segment revenues and 10% of our total revenues.

Seniors Housing Operating

Our seniors housing operating properties include several of the facility types described in “Item 1 – Business – Property Types – Triple-Net”, including independent living facilities and independent supportive living facilities, assisted living facilities, care homes and Alzheimer’s/dementia care facilities.

 Properties are primarily held in consolidated joint venture entities with operating partners. We utilize the structure proposed in the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).  See Note 18 to our consolidated financial statements for more information.

     Our seniors housing operating segment accounted for 56%, 57% and 59% of total revenues (including discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively.  We have relationships with 14 operators to own and operate 388 facilities (plus 54 unconsolidated facilities).  In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract.  We rely on our partners to effectively and efficiently manage these properties.  For the year ended December 31, 2015, our relationship with Sunrise Senior Living accounted for approximately 44% of our seniors housing operating segment revenues and 25% of our total revenues.

Outpatient Medical

Our outpatient medical properties include outpatient medical buildings and, prior to June 30, 2015, life science facilities.  We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management.  Our life science investment represented an investment in an unconsolidated joint venture entity.  Our outpatient medical segment accounted for 13%, 12% and 13% of total revenues (including discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively.  No single tenant exceeds 20% of segment revenues.

Outpatient Medical Buildings.  The outpatient medical building portfolio consists of health care related buildings that generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Our portfolio has a strong affiliation with health systems. Approximately 95% of our outpatient medical building portfolio is affiliated with health systems (with buildings on hospital campuses or serving as satellite locations for the health system and its physicians).

Life Science Facilities.  The life science portfolio consisted of laboratory and office facilities specifically designed and constructed for use by biotechnology and pharmaceutical companies.  These facilities were located adjacent to The Massachusetts Institute of Technology, which is a well-established market known for pharmaceutical and biotechnology research. They are similar to commercial office buildings with advanced HVAC (heating, ventilation and air conditioning), electrical and mechanical systems. On June 30, 2015, we disposed of our life science investments.

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

We monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the outpatient medical portfolio with a comprehensive process including review of, among other things, tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.

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

Investment Types

Real Property.  Our properties are primarily comprised of land, buildings, improvements and related rights.  Our triple-net properties are generally leased to operators under long-term operating leases.  The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options, a portion of which could result in the disposition of properties for less than full market value.  Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all of these operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.

At December 31, 2015, approximately 92% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Our outpatient medical portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2015, 82% of our portfolio included leases with full pass through, 15% with a partial expense reimbursement (modified gross) and 3% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of seven years at December 31, 2015 and are often credit enhanced by security deposits, guaranties and/or letters of credit.

Construction.  We occasionally provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2015, we had outstanding construction investments of $258,968,000 and were committed to provide additional funds of approximately $525,588,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by first/second mortgage liens, leasehold mortgages, corporate guaranties and/or personal guaranties. At December 31, 2015, we had outstanding real estate loans of $819,492,000.  The interest yield averaged approximately 8.1% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2015 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

     Investments in Unconsolidated Entities. Investments in entities that we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting.  Our investments in unconsolidated entities generally represent interests ranging from 10% to 50% in real estate assets.  Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.  See Note 7 to our consolidated financial statements for more information.

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

Employees  As of January 31, 2016, we had 476 employees.

Credit Concentrations  Please see Note 8 to our consolidated financial statements.

Geographic Concentrations  Please see “Item 2 – Properties” of this Annual Report on Form 10-K and Note 17 to our consolidated financial statements.

Health Care Industry

     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to approximately $3.4 trillion in 2016 or 18.1% of gross domestic product (“GDP”). The average annual growth in national health expenditures for 2014 through 2024 is expected to be 5.8%.

     While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as private-pay senior living and outpatient medical buildings.

     The total U.S. population for 2014 through 2024 is projected to increase by 9.1%. The elderly population aged 65 and over is projected to increase by 40% through 2024. The elderly are an important component of health care utilization, especially independent living services, assisted living services, long-term/post-acute care services, inpatient and outpatient hospital services and physician ambulatory care. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a seniors housing community. Therefore, we believe there will be continued demand for companies, such as ours, with expertise in health care real estate.

     Health care real estate investment opportunities tend to increase as demand for health care services increases.  We recognize the need for health care real estate as it correlates to health care service demand.  Health care providers require real estate to house their businesses and expand their services.  We believe that investment opportunities in health care real estate will continue to be present due to:

•         The specialized nature of the industry, which enhances the credibility and experience of the Company;

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

Licensing and Certification

     The primary regulations that affect seniors housing facilities with assisted living are state licensing and registration laws.  In granting and renewing these licenses, the state regulatory agencies consider numerous factors relating to a property’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing, and training.  A decision to grant or renew a license is also affected by a property owner’s record with respect to patient and consumer rights, medication guidelines, and rules.  Certain of the seniors housing facilities mortgaged to or owned by us may require the resident to pay an entrance or upfront fee, a portion of which may be refundable.  These entrance fee communities are subject to significant state regulatory oversight, including, for example, oversight of each facility’s financial condition; establishment and monitoring of reserve requirements, and other financial restrictions; the right of residents to cancel their contracts within a specified period of time; lien rights in favor of residents; restrictions on change of ownership; and similar matters.  Such oversight, and the rights of residents within these entrance fee communities, may have an effect on the revenue or operations of the facility operators, and, therefore, may adversely affect us.

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

     With respect to licensure, generally our long-term/post-acute care facilities and acute care facilities are required to be licensed and certified for participation in Medicare, Medicaid, and other federal and state health care programs.  This generally requires license renewals and compliance surveys on an annual or bi-annual basis. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property.  In addition, if a property is found to be out of compliance with Medicare, Medicaid, or other federal or state health care program conditions of participation, the property operator may be excluded from participating in those government health care programs.  Any such occurrence may impair an operator’s ability to meet their financial obligations to us.  If we have to replace an excluded-property operator, our ability to replace the operator may be affected by federal and state laws, regulations, and applicable guidance governing changes in provider control. This may result in payment delays, an inability to find a replacement operator, a significant working capital commitment from us to a new operator or other difficulties.

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

     Seniors Housing Facilities (excluding long-term/post-acute care facilities).  Approximately 54% of our overall revenues for the year ended December 31, 2015 were attributable to U.S. seniors housing facilities.  The majority of the revenues received by the operators of these facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs.  As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services.  The provisions of OBRA, the subsequent OBRA Acts of 1987 and 1990, and certain provisions of the Patient Protection and Affordable Care Act of 2010 (“PPACA”), permit states to seek a waiver from typical Medicaid requirements or otherwise amend their state plans to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living and home health.  As of September 30, 2015, 16 of our 44 seniors housing operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2015, approximately 1.4% of the revenues at our seniors housing facilities were from Medicaid reimbursement.  There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.

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

     Long-Term/Post-Acute Care Facilities.  Approximately 14% of our overall revenues for the year ended December 31, 2015 were attributable to long-term/post-acute care facilities.  The majority of the revenues received by the operators of these facilities are from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors, including private insurers.  Consequently, changes in federal or state reimbursement policies may adversely affect an operator’s ability to cover its expenses, including our rent or debt service.  Long-term/post-acute care facilities are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities.  A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the operator’s ability to meet its financial obligations to us.  Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent attention on billing practices, payments, and quality of care, or ongoing government pressure to reduce spending by government health care programs, could result in lower payments to long-term/post-acute care facilities and, as a result, may impair an operator’s ability to meet its financial obligations to us.

     Medicare Reimbursement and Long-Term/Post-Acute Care Facilities.  For the twelve months ended September 30, 2015, approximately 34% of the revenues at our long-term/post-acute care facilities were paid by Medicare. Generally, long-term/post-acute care facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”), the Inpatient Rehabilitation Facility Prospective Payment System (“IRF PPS”), or the Long Term Care Hospital Prospective Payment System (“LTCH PPS”).  There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services, which could result in immediate financial difficulties for operators, and could cause operators to seek bankruptcy protection.

     The CMS, an agency of the Department of Health and Human Services (“HHS”), made positive payment updates for the 2016 fiscal year under the SNF PSS, the IRF PPS and the LTCH PPS.

•         On August 4, 2015, CMS published a final rule regarding fiscal year 2016 (“FY16”) Medicare payment rates for skilled nursing facilities (“SNFs”).  Under the rule, CMS projects that aggregate payments to SNFs will increase by $430 million, or 1.2%, from payments in fiscal year 2015.

•         On August 6, 2015, CMS published a final rule for the IRF PPS.  Under the final rule, inpatient rehabilitation facilities (“IRFs”) will receive a net increase of 1.8%, accounting for adjustments, such as the multifactor productivity adjustment.  An additional 0.1% increase to aggregate payments due to updating the outlier threshold results in an overall update of 1.8% relative to payments in fiscal year 2015.  CMS estimates aggregate payments to IRFs will increase by $135 million in fiscal year 2016.

•         On August 17, 2015, CMS published a final rule regarding FY16 Medicare payment rates for long-term care hospitals (“LTCHs”).  Under the rule, standard LTCH PPS rates will increase 1.7%.  CMS projects overall payments to LTCHs under the rule would decrease by 4.6%, or $250 million, due to the statutory decrease in payment rates for site neutral LTCH PPS cases. Site neutral LTCH PPS cases do not meet the clinical criteria to qualify for the higher standard LTCH PPS payment rates.

     Other Laws, Regulations (Proposed and Final), and Initiatives Affecting Medicare Reimbursement for LTCHs, SNFs, and IRFs.  On December 26, 2013, the President signed into law the Pathway for SGR Reform Act (“SGR Reform”). SGR Reform implemented several changes to the Medicare payment rules for LTCHs.  For a discharge in cost reporting periods beginning on or after October 1, 2015, specified cases in LTCHs will receive the “applicable” site-neutral payment rate.  Specifically, payment rates will be blended for discharges in cost reporting periods beginning in fiscal year 2016 and fiscal year 2017, consisting of half of the site neutral payment rate and half of the payment rate that would otherwise apply, and then shift to all site-neutral payments in fiscal year 2018.  Patients with a three-day stay in an intensive care unit prior to LTCH admission or ventilator patients with at least 96 hours are exempted from the lower site-neutral payments if the discharge does not have a principal diagnosis relating to a psychiatric diagnosis or to rehabilitation.  Beginning in fiscal year 2020, LTCHs are to maintain at least 50% of patients that are excluded from the site-neutral payments. SGR Reform also requires the Medicare Payment Advisory Committee (“MedPAC”) to conduct a study and submit a report to Congress by June 30, 2019 that includes recommendations that address these changes to the LTCH payment policies.  Additionally, beginning in fiscal year 2016, calculation of length of stay requirements for LTCHs will exclude any patients for whom payment is made (i) at the site-neutral payment rate and (ii) under any Medicare Advantage plan.  SGR Reform also delayed implementation of a limit of no more than 25% of patients referred from any one hospital (“25% Rule”) for another three years, and the Secretary of HHS must issue a report in two years on the need for any further extension or modifications to the 25% Rule.  Finally, SGR Reform reinstituted a moratorium on new LTCHs or any increase in LTCH beds from January 1, 2015 through September 30, 2017.

     On April 1, 2014, the Protecting Access to Medicare Act of 2014 (“Access to Medicare Act”) was enacted.  The Access to Medicare Act implements value-based purchasing for SNFs.  Beginning in fiscal year 2019, 2% of SNF payments will be withheld and approximately 50% to 70% of the amount withheld will be paid to SNFs through value-based payments.  SNFs began reporting the claims-based 30-Day All-Cause Readmission Measure on October 1, 2015 and will begin reporting a resource use measure by October 1, 2016.  Both measures will be publicly available by October 1, 2017.

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

     On July 16, 2015, CMS issued a proposed rule that, for the first time in nearly 25 years, would comprehensively update the SNF requirements for participation under Medicare and Medicaid.  Among other things, the proposed rule addresses requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs. CMS estimates that this rule would result in an estimated first-year cost of approximately $46,491 per facility and a subsequent-year cost of $40,685 per facility on 15,691 LTCHs.

    On November 24, 2015, CMS published a final rule to bundle the costs for Lower Extremity Joint Replacement procedures in certain geographic areas.  The bundle will begin with the hospital admission and continue for 90 days following hospital discharge.  The following services, among others, will be included: physician services, inpatient hospital services (including readmission), LTCH, inpatient rehabilitation, SNF, and/or home health services, hospital outpatient services, outpatient therapy, clinical lab, and hospice.  Hospitals subject to the bundling requirements with spending below an established target price that meet the threshold on certain quality measures could earn a reconciliation payment from Medicare.  Hospitals with spending that exceeds the target will need to pay the difference to Medicare.

    On December 1, 2015, CMS published a notice seeking comments on the methodology used to cut Medicare Part A hospital reimbursement by 0.2% as part of the original “Two-Midnight” payment policy.  The notice was issued in response to a federal district court’s finding in September that CMS did not adequately explain its reasoning for the 0.2% pay cut in 2013. In accordance with the federal district court’s order in Shands Jacksonville Medical Center, Inc., et al. v. Burwell, No. 14-263 (D.D.C.), the notice discusses the basis for the 0.2% reduction and its underlying assumptions and invites comments on the same to facilitate the CMS’s further consideration of the fiscal year 2014 reduction.

     Finally, in January 2016, MedPAC finalized its recommendations, advising Congress that Medicare payments should remain the same in fiscal year 2017 for LTCHs and IRFs, among other institutions.  The final recommendations also urge Congress to eliminate the market basket updates for SNFs for fiscal year 2017 and 2018 and direct the Secretary of HHS to revise the SNF prospective payment system.  To the extent such recommendations are implemented, they could impact our operators and tenants.

    HHS Office of Inspector General (“OIG”) Recommendations Addressing SNF Billing.  In the OIG’s March 2015 Compendium of Priority Recommendations, a report that highlights the OIG’s previous recommendations for which corrective action has not been completed, the OIG cited its prior November 2012 report addressing questionable billing practices by SNFs.  The OIG recommended, among other things, changing the current method for determining how much therapy is needed to ensure appropriate payments, monitoring compliance with new therapy assessments, and improving accuracy of data submitted by SNFs.  Similarly, in June 2015, the OIG issued a report analyzing CMS’ assessments related to changes in the amount of therapy that a beneficiary receives during stays.  The OIG concluded that CMS’ new policies create challenges for oversight and that SNFs’ use of these assessments cost Medicare $143 million over two years.  The OIG recommended, among other things, that CMS (1) reduce the financial incentive for SNFs to use assessments differently when decreasing and increasing therapy and (2) accelerate its efforts to implement a new method for paying for therapy.  OIG also issued a report in September 2015, calling for reevaluation of the Medicare payment system for skilled nursing facilities. In particular, OIG found that Medicare payments for therapy greatly exceeded SNFs’ costs for therapy, and that, under the current payment system, SNFs increasingly billed for the highest level of therapy even though key beneficiary characteristics remained largely the same.  OIG determined that its findings demonstrated the need for CMS to reevaluate the Medicare SNF payment system, concluding that payment reform could save Medicare billions of dollars and encourage SNFs to provide services that are better aligned with beneficiaries’ care needs.  Most recently, OIG issued (1) its findings regarding the fiscal year 2015 Top Management and Performance Challenges Facing HHS and (2) the FY 2016 OIG Work Plan. Both cited SNF billing as an area that creates incentives for providers to bill more expensive care instead of the appropriate levels of care, requiring ongoing government monitoring and auditing for compliance.   If followed, these reports and recommendations may impact our operators and tenants.

     Medicare Reimbursement for Physicians, Hospital Outpatient Departments, and Ambulatory Surgical Centers.  Historically, CMS annually adjusted the Medicare Physician Fee Schedule payment rates based on an update formula that included application of the Sustainable Growth Rate (“SGR”).  As noted above, on April 1, 2014, President Obama signed into law the Access to Medicare Act, which, among other things, provided for a 0% update to the 2015 Medicare Physician Fee Schedule through March 31, 2015.  On November 13, 2014, CMS published the calendar year 2015 Physician Fee Schedule final rule, which, consistent with the Access to Medicare Act, called for a 0% update from January 1, 2015 through March 31, 2015 and a negative 21.2% update under the statutory SGR formula for April 1, 2015 through December 31, 2015.  However, on April 16, 2015, President Obama signed and enacted into law H.R. 2, the Medicare Access and CHIP Reauthorization Act of 2015, which, among other things:

•         Repeals the SGR;

•         Institutes a 0% update to the single conversion factor under the Medicare Physician Fee Schedule from January 1 through June 30, 2015, a 0.5% update for July 2015 through the end of 2019, and a 0% update for 2020 through 2025.  For 2026 and subsequent years, the update will be either 0.75% or 0.25%, depending on which Alternate Payment Model the physician participates;

•         Delays the Geographic Practice Cost Indices payment adjustment until January 1, 2018;

•         Extends the therapy cap exceptions process through December 31, 2017; and

•         Imposes a market basket update of 1% for skilled nursing providers for FY 2018.

     Also, on April 6, 2015, CMS announced final 2016 payment rates for Medicare Advantage, with an expected average payment impact of 3.25%.  Changes in Medicare Advantage plan payments may indirectly affect our operators and tenants that contract with Medicare Advantage plans.

     Additionally, the Bipartisan Budget Act of 2015, enacted on November 2, 2015, contains a provision that alters how much Medicare pays for outpatient services furnished by hospitals.  Pursuant to Section 603 of the Act, effective January 1, 2017, an off-campus hospital outpatient department (“HOPD”) will no longer qualify for Medicare payment under the Hospital Outpatient Prospective Payment System, unless the off-campus HOPD was established prior to the date of enactment (November 2, 2015), and Medicare payment  will, instead, be made under the applicable non-hospital payment system (i.e., the Physician Fee Schedule or Ambulatory Surgical Center (“ASC”) system), which typically provides for lower payment rates. This site-neutrality provision is intended to address policymakers’ concerns that Medicare’s current payment policies incentivize hospitals to acquire and label physician practices and ASCs  as HOPDs due to higher rates available for services furnished in hospital outpatient settings.  It is unclear whether this provision will significantly impact Welltower’s operators and tenants.

     CMS also issued additional rules which could impact our tenants and operators.

•         On November 13, 2015, CMS published a final rule regarding 2016 Medicare payment rates for HOPDs and ASCs.  Under the rule, CMS reduced payments to HOPDs by 0.3% and increased payments to ASCs by 0.3%.  The final rule also included updates to the “Two-Midnight” rule regarding when inpatient admissions are appropriate for payment under Medicare Part A.  Under the final rule, an inpatient admission lasting less than two midnights would be payable under Medicare Part A on a case-by-case basis based on the judgment of the admitting physician, supported by documentation in the medical record.

•         On November 16, 2015, CMS published a final rule regarding 2016 Medicare payment rates under the Physician Fee Schedule.  Among other final policies, CMS finalized its plans to initiate implementation of the new payment system for physicians and other practitioners, the Merit-Based Incentive Payment System (“MIPS”), required by the legislation that repealed the SGR.  Under the legislation, the MIPS will be fully implemented in calendar year 2019.

     Medicaid Reimbursement and Long-Term/Post-Acute Care Facilities.  For the twelve months ended September 30, 2015, approximately 41% of the revenues of long-term/post-acute care facilities were paid by Medicaid. The federal and state governments share responsibility for financing Medicaid.  The federal matching rate, known as the Federal Medical Assistance Percentage, varies by state based on relative per capita income, but is at least 50% in all states.  According to the National Association of State Budget Officers, Medicaid was the largest component of total state spending, representing approximately 27.4% of total state expenditures in state fiscal year 2015.  The percentage of Medicaid dollars for long-term/post-acute care facilities varies from state to state, due in part to different ratios of elderly population and eligibility requirements.  Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and reimbursement methodology.  Many states reimburse SNFs, for example, using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care.  Reasonable costs typically include allowances for staffing, administrative and general expenses, property, and equipment (e.g., real estate taxes, depreciation and fair rental).

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

     Challenges to the Health Reform Laws.  Since the enactment of the Health Care Laws, there have been multiple attempts through legislative action and legal challenge to repeal or amend the Health Reform Laws, including the case that was before the U.S. Supreme Court, King v. Burwell.  Although the Supreme Court in Burwell upheld the use of subsidies to individuals in federally-facilitated health care exchanges on June 25, 2015, which ultimately did not disrupt significantly the implementation of the Health Care Reform Laws, we cannot predict whether other current or future efforts to repeal or amend the Health Reform Laws will be successful, nor can we predict the impact that such a repeal or amendment would have on our operators or tenants and their ability to meet their obligations to us.

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

Other Related Laws, Initiatives, and Considerations

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

     Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are also subject to the Federal Anti-Kickback Statute, which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal health care program, such as Medicare or Medicaid. Long-term/post-acute care facilities are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the Stark Law.  The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law.  Similar prohibitions on physician self-referrals and submission of claims apply to state Medicaid programs.  Further, long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments), are subject to substantial financial penalties under the Civil Monetary Penalties Act and the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions.  Private enforcement of health care fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of the government.  These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees, and competitors.  Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages up to $11,000 per claim.

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

     Additionally, other HIPAA provisions and regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information.  In order to comply with the regulations, health care providers often must undertake significant operational and technical implementation efforts.  Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action.  CMS issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million.  Higher penalties may accrue for violations of multiple requirements or prohibitions.  Additionally, on January 17, 2013, CMS released an omnibus final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws.  The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place.  This rule also modified the standard for when a breach of unsecured personally identifiable health information must be reported.  Some covered entities have entered into settlement agreements with HHS for allegedly failing to adopt policies and procedures sufficient to implement the breach notification provisions in the HITECH Act.  Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards.  HIPAA violations are also potentially subject to criminal penalties.

     There has been increased federal and state HIPAA privacy and security enforcement efforts and we expect this trend to continue. Under HITECH, state attorneys general have the right to prosecute HIPAA violations committed against residents of their states. Several such actions have already been brought against both covered entities and a business associate, and continued enforcement actions are likely to occur in the future.  In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates. It also tasks HHS with establishing a methodology whereby individuals who are harmed by HIPAA violations may receive a percentage of the civil monetary penalty fine or monetary settlement paid by the violator.

     In addition to HIPAA, numerous other state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information. In addition, some states are considering new laws and regulations that further protect the confidentiality, privacy or security of medical records or other types of medical or personal information.  These laws may be similar to or even more stringent than the federal provisions and are not preempted by HIPAA. Not only may some of these state laws impose fines and penalties upon violators, but some afford private rights of action to individuals who believe their personal information has been misused.

     Most recently with respect to HIPAA, in September, 2015, OIG issued two reports calling for better privacy oversight of covered entities.  The first report, titled “OCR Should Strengthen its Oversight of Covered Entities’ Compliance with the HIPAA Privacy Standards,” found that OCR’s oversight is primarily reactive, as OCR has not fully implemented the required audit program to proactively assess possible noncompliance from covered entities. OIG recommended, among other things, that OCR fully implement a permanent audit program and develop a policy requiring OCR staff to check whether covered entities had previously been investigated for noncompliance.  The second report, titled “OCR Should Strengthen its Follow-up of Breaches of Patient Information Reported by Covered Entities,” found that (1) OCR did not record corrective action information for 23% of closed “large-breach” cases in which it made determinations of noncompliance, and (2) OCR did not record “small-breach” information in its case-tracking system, which limits its ability to track and identify covered entities with multiple small breaches.  OIG recommended, among other things, that OCR enter small-breach information into its case-tracking system and maintain complete documentation of corrective actions taken. OCR agreed with OIG’s recommendations in both reports.  If followed, these reports and recommendations may impact our operators and tenants.

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

     In addition, recent government proposals have resulted in an increased emphasis by the government on the quality of care provided by providers.  For example, on February 27, 2015, CMS announced the establishment of a Health Care Payment Learning and Action Network as part of its plan to shift the Medicare program, and the healthcare system at large, toward paying providers based on quality, rather than the quantity of care they provide to patients.  Through the Learning and Action Network, CMS will work with private payers, employers, consumers, providers, states and state Medicaid programs, and other partners to expand alternative payment models into their programs.  To the extent this and similar measures impose additional obligations on our operators or tenants, or decrease the reimbursements that they receive, our revenues and operations may be indirectly adversely affected.

     In October 2015, the U.S. Government Accountability Office (“GAO”) released a report recommending that CMS continue to improve data and oversight of nursing home quality measures.  The GAO found that although CMS collects several types of data that give some insight into the quality of nursing homes, the data could provide a clearer picture of nursing home quality if some underlying problems with the data (i.e., the use of self-reported data and non-standardized survey methodologies) are corrected.  The GAO recommends, among other things, that CMS implement a clear plan for ongoing auditing of self-reported data and establish a process for monitoring oversight modifications to better assess their effects.  According to the GAO, timely completion of these actions is particularly important because Medicare payments to nursing homes will be dependent on quality data, through the implementation of the value based purchasing program, starting in fiscal year 2019.  HHS agreed with the GAO’s recommendations, and to the extent such recommendations are implemented, they could impact Welltower’s operators and tenants.

     According to the U.S. Centers for Disease Control and Prevention, it is not possible to predict the severity of the upcoming flu season or the efficacy of available flu vaccinations.  The U.S. experiences epidemics of seasonal flu each year, which result in increased influenza-related hospitalizations and deaths.  According to HHS, each flu season, nearly 111 million workdays are lost due to the flu, which equals approximately $7 billion per year in sick days and lost productivity.  As such, depending on the severity and duration of the upcoming flu season, the flu could impact Welltower’s operators and tenants.

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

     Failure to comply with certain provisions of the 2014 Regulations is an offense, with a person guilty of the offense liable on summary conviction to a fine.  Monetary penalty notices may also be issued.

     The 2014 Regulations also include:

•         Requirements around fit and proper persons being employed for the purposes of carrying out a regulated activity. Such persons must be of good character, have the qualifications, competence, skills and experience necessary and be able by reason of their health to perform their tasks. Recruitment procedures must also be established and effectively operated with certain specified information being available in relation to each person employed and registered where required;

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

     There is a proposal for an EU Data Protection Regulation which would replace the Data Protection Directive and impose a significant number of new obligations including, among others, a requirement to appoint data protection officers, having detailed documentation on the processing of personal data, carrying out privacy impact assessments in certain circumstances, providing standardized data protection notices, reporting security breaches without undue delay, and providing certain rights to individuals such as a right of erasure of personal data. The EU Data Protection Regulation is to have significant enforcement powers with fines proposed by the European Commission of up to 2% of annual worldwide turnover or €20 million, whichever is greater. The EU Data Protection Regulation may be adopted sometime in 2016 with EU Member States possibly having two years to implement the Regulation.

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

     Privacy laws in Canada are consent-based and require the implementation of a privacy program involving policies, procedures and the designation of an individual or team with primary responsibility for a custodian’s privacy law compliance.  Mandatory breach notification to the affected individuals is a requirement under some laws.  Mandatory breach notification to the applicable regulator is a requirement under some laws, although not yet in effect in some provinces.  Some laws require notification where personal health information/personal information is processed or stored outside of Canada.  One provincial law (in Quebec) provides for fines where an organization fails to perform required due diligence before outsourcing activities involving personal information to a service provider outside of the province.

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

     The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  To date, penalties have generally not been monetary, although that is changing with civil actions for breach of privacy and may change further as a result of class action activity.  Regulators have the authority to make public the identity of a custodian that has been found to have committed a breach, so that there is a reputational risk associated with privacy law violations even where no monetary damages are incurred. The notification of patients (mandatory under some privacy laws) and other activities required to manage a privacy breach can give rise to significant costs.

     Other Legislation

     Retirement homes may be subject to residential tenancy laws, such that there can be restrictions on rent increases and termination of tenancies, for instance.  Other provincial legislation applicable to occupational health and safety, public health, and the provision of community health care and funded long-term/post-acute care may also apply to retirement homes.  In addition, municipal laws with respect to matters such as fire safety, food services and zoning would also apply.  In this connection in Ontario, the Building Code and Fire Code have been amended to include various safety measures such as mandatory sprinklers, self-closing doors and increased voice communication system requirements, with grace periods for compliance with some of the requirements.

     In Quebec, the Safety Code was amended in December 2015 to require that private seniors’ residences be equipped with a fire alarm and detection system, as well as the installation of a sprinkler system in certain private seniors’ residences. The amendments come into force March 18, 2016, except regarding the installation of the sprinkler system, which has a five year grace period, and comes into force December 2, 2020.

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

If we acquire any assets from a corporation, which is or has been a “C” corporation, in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of the assets during the five-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (i.e., the excess of the fair market value of the asset over the adjusted tax basis in the asset, in each case determined as of the beginning of the five-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time the built-in gain assets were subject to a conversion transaction (either where a “C” corporation elected REIT status or a REIT acquired the assets from a “C” corporation), were not treated as sold to an unrelated party and gain recognized.  For those properties that are subject to the built-in-gains tax, if triggered by a sale within the five-year period beginning on the date on which the properties were acquired by us, then the potential amount of built-in-gains tax will be an additional factor when considering a possible sale of the properties.  See Note 18 to our consolidated financial statements for additional information regarding the built-in gains tax.

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

Asset Tests.  Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Further, no more than 25% (20% for tax years beginning after 2017) of the total assets may be represented by securities of one or more taxable REIT subsidiaries (the “25% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary (the “5% asset test”), another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 25% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

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

Investments in Taxable REIT Subsidiaries.   REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. Unlike a qualified REIT subsidiary, other disregarded entity or partnership, the income and assets of a taxable REIT subsidiary are not attributable to the REIT for purposes of satisfying the income and asset ownership requirements applicable to REIT qualification.  We and any taxable corporate entity in which we own an interest are allowed to jointly elect to treat such entity as a “taxable REIT subsidiary.”

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

     Annual Distribution Requirements.  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration.  Prior to recently enacted legislation, with respect to all REITs the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”).  Beginning in tax years after 2014, the preferential dividend rule no longer applies to publicly offered REITs, however, the rule is still applicable to other entities taxed as REITs, which would include several of our subsidiaries.  To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates.  As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2015. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A — Risk Factors.”

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

Any capital gain dividend with respect to any class of stock that is “regularly traded” on an established securities market will be treated as an ordinary dividend if the foreign stockholder did not own more than 10% of such class of stock at any time during the taxable year. Foreign stockholders generally will not be required to report distributions received from us on U.S. federal income tax returns and all distributions treated as dividends for U.S. federal income tax purposes (including any such capital gain dividends) will be subject to a 30% U.S. withholding tax (unless reduced under an applicable income tax treaty) as discussed above. In addition, the branch profits tax will not apply to such distributions.

Unless our shares constitute a “United States real property interest” within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of our shares by you generally will not be subject to United States taxation. Though, under the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), enacted on December 18, 2015, even if our shares were to constitute a “United States real property interest,” non-U.S. stockholders that are “qualified foreign pension funds” (or are owned by a qualified foreign pension) meeting certain requirements may be exempt from FIRPTA withholding on the sale or disposition of our shares. Our shares will not constitute a United States real property interest if we qualify as a “domestically controlled REIT.” We believe that we, and expect to continue to, qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. Generally, under the PATH Act, we are permitted to assume that holders of less than 5% of our shares at all times during a specified testing period are U.S. persons.  However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on such capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are “regularly traded” on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 10% (increased to 15% under the PATH Act for distributions occurring after February 16, 2016) of the purchase price and remit such amount to the Internal Revenue Service.

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

     Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding currently applies to payments of dividends made after June 30, 2014, and will apply to payments of gross proceeds from a sale of shares of our stock made after December 31, 2018.  Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction.  Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

     Withholding tax at a rate of 30% will be imposed on payments of interest (including original issue discount) and gross proceeds of sale in respect of debt instruments to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. However, the Treasury regulations generally exempt from such withholding requirement obligations, such as debt instruments, issued before July 1, 2014, provided that any material modification of such an obligation made after such date will result in such obligation being considered newly issued as of the effective date of such modification. These withholding rules are generally effective with respect to payments of interest made after June 30, 2014, and with respect to proceeds of sales received after December 31, 2018. We will not pay any additional amounts to any holders or our debt instruments in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

     Changes in applicable tax regulations could negatively affect our financial results.

The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Because the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. Longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving, such as the Base Erosion and Profit Shifting project (“BEPS") currently being undertaken by the G8, G20, and Organization for Economic Cooperation and Development.  Tax changes pursuant to BEPS could reduce the ability of our foreign subsidiaries to deduct for foreign tax purposes the interest they pay on loans from the Company, thereby increasing the foreign tax liability of the subsidiaries; it is also possible that foreign countries could increase their withholding taxes on dividends and interest. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes on our earnings and cash flow, but such changes could adversely impact our financial results.

Internet Access to Our SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other materials that are filed with, or furnished to, the Securities and Exchange Commission are made available, free of charge, on the Internet at www.welltower.com, as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. We routinely post important information on our website at www.welltower.com in the “Investors” section, including corporate and investor presentations and financial information.  We intend to use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors.”  Accordingly, investors should monitor such portion of our website in addition to following our press releases, public conference calls and filings with the Securities and Exchange Commission.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

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

•          changes in financing terms;

•          competition within the health care and seniors housing industries;

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

A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our seniors housing operating and triple-net properties

     Our and our operators’ revenues are dependent on occupancy.  It is impossible to predict the severity of the cold and flu season or the occurrence of epidemics or any other widespread illnesses.  The occupancy of our seniors housing operating and triple-net properties could significantly decrease in the event of a severe cold and flu season, an epidemic or any other widespread illness.  Such a decrease could affect the operating income of our seniors housing operating properties and the ability of our triple-net operators to make payments to us.

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

The properties managed by Sunrise Senior Living, LLC account for a significant portion of our revenues and operating income and any adverse developments in its business or financial condition could adversely affect us

     Sunrise Senior Living, LLC manages our entire Sunrise property portfolio, which as of December 31, 2015, consisted of 152 seniors housing properties.  These properties account for a significant portion of our revenues, and we rely on Sunrise Senior Living, LLC to manage these properties efficiently and effectively.  Any adverse developments in Sunrise Senior Living, LLC’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect us.

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

     The Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allows states to elect not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early February 2016, roughly half of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. While the federal government will pay for approximately 100% of those additional costs from 2014 through 2016, states will be expected to pay for part of those additional costs beginning in 2017. In light of this, at least one state that has passed legislation to allow the state to expand its Medicaid coverage has included sunset provisions in the legislation that require that the expanded benefits be reduced or eliminated if the federal government’s funding for the program is decreased or eliminated, permitting the state to re-visit the issue once it begins to share financial responsibility for the expansion. With increasingly strained budgets, it is unclear how states that do not include such sunset provisions will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our tenants’ revenue streams. See “Item 1 — Business — Certain Government Regulations — United States — Reimbursement” above.

     More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants.

Our operators’ or tenants’ failure to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us

     Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. See “Item 1 — Business — Certain Government Regulations — United States — Other Related Laws, Initiatives, and Considerations” above.

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

Certain subsidiaries might fail to qualify or remain qualified as a REIT

     We own interests in a number of entities which have elected to be taxed as REITs for federal income tax purposes, some of which we consolidate for financial reporting purposes but each of which is treated as a separate REIT for federal income tax purposes (each a “Subsidiary REIT”).  To qualify as a REIT, each Subsidiary REIT must independently satisfy all of the REIT qualification requirements under the Code, together with all other rules applicable to REITs.  Provided that each Subsidiary REIT qualifies as a REIT, our interests in the Subsidiary REITs will be treated as qualifying real estate assets for purposes of the REIT asset tests.  See “Item 1 – Business – Taxation – Federal Income Tax Considerations – Qualification as a REIT – Asset Tests” above.  If a Subsidiary REIT fails to qualify as a REIT in any taxable year, such Subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years.  Any such failure could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT, unless we are able to avail ourselves of certain relief provisions.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices in California, Canada and the United Kingdom and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2015 (dollars in thousands and annualized revenues adjusted for timing of investment):

	Triple-Net			Seniors Housing Operating
Property Location	Number of Properties	Total Investment	Annualized Revenues	Number of Properties	Total Investment	Annualized Revenues
Alabama	4	$36,064	$3,777	-	$-	$-
Arizona	2	26,229	2,129	4	61,590	21,643
California	28	521,032	53,635	49	1,401,544	406,568
Colorado	6	220,438	19,019	5	145,554	39,599
Connecticut	14	181,567	21,292	15	400,887	127,418
District Of Columbia	-	-	-	1	64,807	13,893
Delaware	11	161,880	19,660	1	21,586	6,210
Florida	43	593,363	55,001	6	576,254	77,420
Georgia	8	102,828	9,414	7	124,942	36,295
Iowa	3	46,916	4,324	1	33,276	8,960
Idaho	2	33,326	3,551	-	-	-
Illinois	13	276,616	25,876	13	447,407	104,156
Indiana	36	535,615	53,270	-	-	-
Kansas	27	228,905	16,427	3	71,771	17,657
Kentucky	12	98,976	14,957	2	39,434	12,595
Louisiana	3	21,451	3,349	2	52,156	11,718
Massachusetts	31	372,189	53,489	33	941,674	211,109
Maryland	26	401,734	41,357	3	84,221	32,512
Maine	-	-	-	2	50,666	17,820
Michigan	6	102,612	9,968	5	113,041	25,867
Minnesota	9	210,533	14,026	4	115,688	23,698
Missouri	2	28,320	1,171	4	137,698	20,141
Mississippi	3	30,147	2,444	-	-	-
Montana	1	6,266	948	-	-	-
North Carolina	56	391,386	38,795	1	41,460	7,134
Nebraska	4	34,033	15,342	-	-	-
New Hampshire	12	172,718	23,410	4	119,954	29,723
New Jersey	67	1,420,271	144,374	8	244,350	65,915
New Mexico	-	-	-	1	19,038	1,593
Nevada	5	86,164	12,217	2	37,350	9,946
New York	9	201,410	18,051	10	349,716	77,276
Ohio	28	229,031	38,171	4	198,222	29,215
Oklahoma	19	150,460	12,968	2	38,922	4,179
Oregon	10	75,671	6,337	-	-	-
Pennsylvania	53	1,331,667	158,356	6	83,081	37,106
Rhode Island	3	43,802	6,031	3	69,010	21,156
South Carolina	5	34,602	5,550	-	-	-
Tennessee	24	165,388	24,367	2	50,805	14,790
Texas	45	594,463	61,905	15	510,222	98,671
Utah	2	31,724	2,461	1	17,545	8,817
Virginia	14	202,859	20,033	2	38,493	15,715
Vermont	2	25,393	3,511	1	28,080	6,864
Washington	24	455,323	44,724	11	331,280	62,173
Wisconsin	8	134,120	14,474	-	-	-
West Virginia	25	376,283	50,902	-	-	-
Total domestic	705	10,393,775	1,131,063	233	7,061,726	1,705,550

Canada	14	277,977	15,763	103	2,058,121	406,614
United Kingdom	60	1,123,413	118,428	52	1,457,237	303,158
Total international	74	1,401,390	134,191	155	3,515,358	709,772

Grand total	779	$11,795,165	$1,265,253	388	$10,577,084	$2,415,322

	Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues
Alaska	1	$22,667	$2,809
Alabama	3	31,637	5,308
Arkansas	1	24,382	1,027
Arizona	4	68,885	8,213
California	30	880,782	67,173
Colorado	1	12,642	1,804
Connecticut	1	9,886	-
Florida	37	465,472	61,459
Georgia	10	162,880	20,585
Iowa	1	6,974	2,193
Illinois	5	53,688	7,971
Indiana	8	152,126	17,326
Kansas	7	78,474	12,059
Kentucky	1	8,153	772
Maryland	5	80,535	5,396
Maine	1	21,649	2,805
Michigan	1	15,983	2,280
Minnesota	8	179,786	23,689
Missouri	7	149,053	17,610
North Carolina	3	58,086	6,506
Nebraska	2	36,815	5,794
New Hampshire	1	14,673	1,511
New Jersey	7	215,048	37,389
New Mexico	3	34,665	3,498
Nevada	5	46,748	3,802
New York	8	84,330	7,768
Ohio	8	76,546	13,386
Oklahoma	2	25,843	3,279
Oregon	1	9,763	1,267
South Carolina	1	26,910	2,282
Tennessee	7	78,906	9,968
Texas	51	891,594	87,667
Virginia	3	51,645	7,800
Washington	6	188,369	20,317
Wisconsin	19	250,839	28,243
Total	259	$4,516,434	$500,954

The following table sets forth occupancy, coverages and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Coverages(1,2)		Average Annualized Revenues(3)
	2015	2014	2015	2014	2015	2014
Triple-net(4)	87.2%	87.7%	1.49x	1.54x	$16,047	$14,562	per bed/unit
Seniors housing operating(5)	91.0%	90.3%	n/a	n/a	60,260	67,376	per unit
Outpatient medical(6)	95.1%	94.4%	n/a	n/a	33	33	per sq. ft.

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

(6) Outpatient medical facilities occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations) as of December 31.

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2015 (dollars in thousands):

	Expiration Year
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Thereafter

Triple-net:
Properties	0	30	56	1	12	24	37	1	6	57	517
Base rent(1)	$0	$12,846	$41,162	$1,368	$14,571	$35,797	$32,959	$692	$12,130	$66,118	$948,129
% of base rent	0.0%	1.1%	3.5%	0.1%	1.2%	3.1%	2.8%	0.1%	1.0%	5.7%	81.3%
Units	0	1,165	3,686	123	1,076	3,625	4,731	60	831	4,189	56,319
% of units	0.0%	1.5%	4.9%	0.2%	1.4%	4.8%	6.2%	0.1%	1.1%	5.5%	74.3%

Outpatient medical:
Square feet	792,914	1,092,946	933,888	1,085,684	1,251,256	1,182,630	2,178,650	1,103,893	1,411,610	585,459	3,691,978
Base rent(1)	$21,884	$27,369	$24,225	$27,762	$32,365	$29,630	$45,348	$26,609	$37,890	$17,156	$69,591
% of base rent	6.1%	7.6%	6.7%	7.7%	9.0%	8.2%	12.6%	7.4%	10.5%	4.8%	19.4%
Leases	283	283	255	259	243	187	186	152	101	75	164
% of leases	12.9%	12.9%	11.7%	11.8%	11.1%	8.5%	8.5%	6.9%	4.6%	3.4%	7.7%

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 4,965 stockholders of record as of January 31, 2016. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange (NYSE:HCN), and common dividends paid per share:

	Sales Price		Dividends Paid
	High	Low	Per Share
2015
First Quarter	$84.88	$73.20	$0.825
Second Quarter	79.60	65.48	0.825
Third Quarter	70.22	61.00	0.825
Fourth Quarter	71.25	58.21	0.825

2014
First Quarter	$59.93	$52.90	$0.795
Second Quarter	65.25	58.91	0.795
Third Quarter	68.36	61.42	0.795
Fourth Quarter	78.17	62.05	0.795

Our Board of Directors has approved a new quarterly cash dividend rate of $0.86 per share of common stock per quarter, commencing with the February 2016 dividend. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2015, 160 companies comprised the FTSE NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2010 equals $100 and dividends are assumed to be reinvested.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
S & P 500	100.00	102.11	118.45	156.82	178.28	180.75
Welltower Inc.	100.00	121.27	143.36	131.29	194.98	183.82
FTSE NAREIT Equity	100.00	108.29	127.85	131.01	170.49	175.94

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	-	$-
November 1, 2015 through November 30, 2015	68	59.01
December 1, 2015 through December 31, 2015	-	-
Totals	68	$59.01

(1) During the three months ended December 31, 2015, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2015 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2011	2012	2013	2014	2015
Operating Data
Revenues	$1,313,182	$1,805,044	$2,880,608	$3,343,546	$3,859,826
Expenses	1,200,979	1,619,132	2,778,363	2,959,333	3,223,709
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	112,203	185,912	102,245	384,213	636,117
Income tax (expense) benefit	(1,388)	(7,612)	(7,491)	1,267	(6,451)
Income (loss) from unconsolidated entities	5,772	2,482	(8,187)	(27,426)	(21,504)
Income from continuing operations	116,587	180,782	86,567	358,054	608,162
Income from discontinued operations, net	96,129	114,058	51,713	7,135	-
Gain (loss) on real estate dispositions, net	-	-	-	147,111	280,387
Net income	212,716	294,840	138,280	512,300	888,549
Preferred stock dividends	60,502	69,129	66,336	65,408	65,406
Preferred stock redemption charge	-	6,242	-	-	-
Net income (loss) attributable to noncontrolling interests	(4,894)	(2,415)	(6,770)	147	4,799
Net income attributable to common stockholders	$157,108	$221,884	$78,714	$446,745	$818,344

Other Data
Average number of common shares outstanding:
Basic	173,741	224,343	276,929	306,272	348,240
Diluted	174,401	225,953	278,761	307,747	349,424

Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.35	$0.48	$0.10	$1.44	$2.35
Discontinued operations, net	0.55	0.51	0.19	0.02	-
Net income attributable to common stockholders *	$0.90	$0.99	$0.28	$1.46	$2.35
Diluted:
Income from continuing operations attributable to common stockholders	$0.35	$0.48	$0.10	$1.43	$2.34
Discontinued operations, net	0.55	0.50	0.19	0.02	-
Net income attributable to common stockholders *	$0.90	$0.98	$0.28	$1.45	$2.34

Cash distributions per common share	$2.835	$2.96	$3.06	$3.18	$3.30

	December 31,
Balance Sheet Data	2011	2012	2013	2014	2015
Net real estate investments	$13,942,350	$17,423,009	$21,680,221	$22,851,196	$26,888,685
Total assets(1)	14,878,245	19,491,552	23,026,666	24,962,923	29,023,845
Total long-term obligations(1)	7,194,391	8,474,342	10,594,723	10,776,640	12,967,686
Total liabilities(1)	7,565,948	8,936,441	11,235,296	11,403,465	13,664,877
Total preferred stock	1,010,417	1,022,917	1,017,361	1,006,250	1,006,250
Total equity	7,278,647	10,520,519	11,756,331	13,473,049	15,175,885

* Amounts may not sum due to rounding

(1) In 2015, we adopted new guidance on the presentation of debt issuance costs.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability.  Adopting this guidance resulted in a reduction to total assets, total long-term obligations and total liabilities, which are presented for all periods above in accordance with this new guidance. See Note 2 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2015 Key Performance Indicators, Trends and Uncertainties Corporate Governance	49 49 50 50 51 52

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	52 53 53 54

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	56 57 60 62 64

OTHER

Non-GAAP Financial Measures	65
Critical Accounting Policies	69

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Summary

Company Overview

     Welltower Inc. (NYSE: HCN), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns properties in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio for the year ended December 31, 2015 (dollars in thousands):

	Net Operating	Percentage of	Number of
Type of Property	Income (NOI)(1)	NOI	Properties
Triple-net	$1,200,301	53.6%	779
Seniors housing operating	701,262	31.4%	388
Outpatient medical	334,915	15.0%	259
Totals	$2,236,478	100.0%	1,426

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI.  Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

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

     Substantially all of our revenues are derived from operating lease rentals, resident fees and services, and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our customers/partners experience operating difficulties and become unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the outpatient medical portfolio with a comprehensive process including review of, among other things, tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.  We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility.  When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we are generally able to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.

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

     For the year ended December 31, 2015, rental income and resident fees represented 41% and 56%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At December 31, 2015, we had $360,908,000 of cash and cash equivalents, $61,782,000 of restricted cash and $1,610,075,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy. For the year ended December 31, 2015, we raised $3,272,283,000 in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported pro rata gross new investments of $4,819,684,000 for the year. We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2015

     Capital.  In February 2015, we completed the public issuance of 19,550,000 shares of common stock at a price of $75.50 per share for approximate gross proceeds of $1,476,025,000.  This was the largest overnight common stock offering and the highest offering price in our history.  In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025, generating approximately $743,407,000 of net proceeds.  This was the largest single tranche U.S. debt offering in our history.  In October 2015, we re-opened this tranche and issued an additional $500,000,000 of these notes, generating net proceeds of approximately $484,660,000. Also during October 2015, we raised approximately $47,463,000 under our Equity Shelf Program (as defined below).  In November 2015, we issued $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020, generating net proceeds of $223,367,000. Also, for the year ended December 31, 2015, we raised $272,531,000 through our dividend reinvestment program.

     Investments. The following summarizes our acquisitions and joint venture investments made during the year ended December 31, 2015 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	76	$1,501,537	6.8%	$1,506,179
Seniors housing operating	77	2,093,482	6.2%	2,814,878
Outpatient medical	11	170,499	6.0%	540,338
Total acquisitions/JVs	164	$3,765,518	6.4%	$4,861,395

(1) Represents stated purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected income to be received in cash divided by investment amounts.
(3) Represents amounts recorded on our books including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.

     Dispositions. The following summarizes property dispositions made during the year ended December 31, 2015 (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	26	$440,576	7.7%	$362,024
Outpatient medical	11	608,101	5.2%	181,553
Total property sales	37	$1,048,677	6.2%	$543,577

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our audited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.44 per common share ($0.86 per share quarterly), as compared to $3.30 per common share for 2015, beginning in February 2016.  The dividend declared for the quarter ended December 31, 2015 represents the 179th consecutive quarterly dividend payment.

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

     Operating Performance. We believe that net income attributable to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations (“FFO”), net operating income from continuing operations (“NOI”) and same store cash NOI (“SSCNOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO, NOI and SSCNOI. These earnings measures are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Year Ended December 31,
	2013	2014	2015

Net income attributable to common stockholders	$78,714	$446,745	$818,344
Funds from operations	924,884	1,174,081	1,409,640
Net operating income from continuing operations	1,673,795	1,940,188	2,237,569
Same store cash net operating income	1,145,629	1,192,245	1,213,752

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

	Year Ended December 31,
	2013	2014	2015

Debt to book capitalization ratio	48%	45%	46%
Debt to undepreciated book capitalization ratio	43%	40%	41%
Debt to market capitalization ratio	39%	29%	33%

Adjusted interest coverage ratio	3.23x	3.86x	4.57x
Adjusted fixed charge coverage ratio	2.56x	3.06x	3.61x

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

	December 31,
	2013	2014	2015

Property mix:(1)
Triple-net	53%	53%	54%
Seniors housing operating	32%	33%	31%
Outpatient medical	15%	14%	15%

Relationship mix:(1)
Genesis Healthcare	17%	16%	17%
Sunrise Senior Living(2)	13%	15%	13%
Brookdale Senior Living	7%	9%	7%
Revera(2)	3%	4%	5%
Benchmark Senior Living	4%	4%	4%
Remaining customers	56%	52%	54%

Geographic mix:(1)
California	10%	10%	10%
United Kingdom	6%	7%	9%
New Jersey	9%	8%	8%
Texas	7%	7%	7%
Pennsylvania	6%	5%	6%
Remaining	62%	63%	60%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December, 31	December, 31			December, 31
	2013	2014	$	%	2015	$	%	$	%
Beginning cash and cash equivalents	$1,033,764	$158,780	$(874,984)	-85%	$473,726	$314,946	198%	$(560,038)	-54%
Cash provided from (used in):
Operating activities	988,497	1,138,670	150,173	15%	1,373,468	234,798	21%	384,971	39%
Investing activities	(3,531,593)	(2,126,206)	1,405,387	-40%	(3,484,160)	(1,357,954)	64%	47,433	-1%
Financing activities	1,667,670	1,303,172	(364,498)	-22%	2,006,449	703,277	54%	338,779	20%
Effect of foreign currency translation on cash and cash equivalents	442	(690)	(1,132)	n/a	(8,575)	(7,885)	1,143%	(9,017)	n/a
Ending cash and cash equivalents	$158,780	$473,726	$314,946	198%	$360,908	$(112,818)	-24%	$202,128	127%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion.  For the years ended December 31, 2013, 2014 and 2015, cash flows from operations exceeded cash distributions to stockholders.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to acquisitions, real estate loans receivable and investments in unconsolidated entities which are summarized above in “Key Transactions in 2015.”  Please refer to Notes 3 and 6 of our consolidated financial statements for additional information.  The following is a summary of non-acquisition capital improvements (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%
New development	$247,560	$197,881	$(49,679)	-20%	$244,561	$46,680	24%	$(2,999)	-1%
Recurring capital expenditures, tenant improvements and lease commissions	60,984	59,134	(1,850)	-3%	64,458	5,324	9%	3,474	6%
Renovations, redevelopments and other capital improvements	74,848	73,646	(1,202)	-2%	123,294	49,648	67%	48,446	65%
Total	$383,392	$330,661	$(52,731)	-14%	$432,313	$101,652	31%	$48,921	13%

     The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods.  Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.

     Financing Activities. The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock, and dividend payments which are summarized above in “Key Transactions in 2015.”  Please refer to Notes 9, 10 and 13 of our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At December 31, 2015, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At December 31, 2015, we had nine outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of December 31, 2015 (in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Unsecured revolving credit facility(1)	$835,000	$-	$-	$835,000	$-
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,200,000	400,000	900,000	1,050,000	3,850,000
Pounds Sterling senior unsecured notes(3)	1,548,330	-	-	-	1,548,330
Canadian Dollar senior unsecured notes(3)	216,779	-	-	216,779	-
U.S. Dollar term credit facility	500,000	-	-	500,000	-
Canadian Dollar term credit facility(3)	180,649	-	-	180,649	-
Secured debt:(2,3)
Consolidated	3,478,207	547,325	1,127,424	554,421	1,249,037
Unconsolidated	474,772	25,984	34,583	21,757	392,448
Contractual interest obligations:(4)
Unsecured revolving credit facility	33,642	5,624	22,495	5,523	-
Senior unsecured notes and term loans(3)	3,592,177	353,830	675,744	572,354	1,990,249
Consolidated secured debt(3)	720,472	147,884	213,257	130,951	228,380
Unconsolidated secured debt(3)	136,870	16,897	31,273	29,171	59,529
Capital lease obligations(5)	98,569	4,732	9,411	8,506	75,920
Operating lease obligations(5)	990,027	15,543	31,315	30,593	912,576
Purchase obligations(5)	549,676	211,635	332,024	6,017	-
Other long-term liabilities(6)	5,654	1,475	2,950	1,229	-
Total contractual obligations	$19,560,824	$1,730,929	$3,380,476	$4,142,950	$10,306,468

(1) Relates to our unsecured revolving credit facility with an aggregate commitment of $2,500,000,000. See Note 9 to our consolidated financial statements.
(2) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(3) Based on foreign currency exchange rates in effect as of balance sheet date.
(4) Based on variable interest rates in effect as of balance sheet date.
(5) See Note 12 to our consolidated financial statements.
(6) Primarily relates to payments to be made under our Supplemental Executive Retirement Plan, which is discussed in Note 19 to the consolidated financial statements.

Capital Structure

     Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2015, we were in compliance with all of the covenants under our debt agreements. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. A summary of certain covenants and our results as of and for the year ended December 31, 2015 is as follows:

	Per Agreement
Covenant	Primary Unsecured Credit Facility	Senior Unsecured Notes	Actual At December 31, 2015
Total Indebtedness to Book Capitalization Ratio maximum	60%	n/a	46%
Secured Indebtedness to Total Assets Ratio maximum	30%	40%	12%
Total Indebtedness to Total Assets maximum	n/a	60%	45%
Unsecured Debt to Unencumbered Assets maximum	60%	n/a	39%
Adjusted Interest Coverage Ratio minimum	n/a	1.50x	4.57x
Adjusted Fixed Charge Coverage minimum	1.50x	n/a	3.61x

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

     On May 1, 2015, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan under which we may issue up to 15,000,000 shares of common stock. As of January 31, 2016, 11,743,723  shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of January 31, 2016, we had $392,617,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	Amount	%	2015	Amount	%	Amount	%

Net income attributable to common stockholders	$78,714	$446,745	$368,031	468%	$818,344	$371,599	83%	$739,630	940%
Funds from operations	924,884	1,174,081	249,197	27%	1,409,640	235,559	20%	484,756	52%
Adjusted EBITDA	1,503,715	1,877,992	374,277	25%	2,278,930	400,938	21%	775,215	52%
Net operating income from continuing operations	1,673,795	1,940,188	266,393	16%	2,237,569	297,381	15%	563,774	34%
Same store cash NOI	1,145,629	1,192,245	46,616	4%	1,213,752	21,507	2%	68,123	6%

Per share data (fully diluted):
Net income attributable to common stockholders	$0.28	$1.45	$1.17	418%	$2.34	$0.89	61%	$2.06	736%
Funds from operations	3.32	3.82	0.50	15%	4.03	0.21	5%	0.71	21%

Adjusted interest coverage ratio	3.23x	3.86x	0.63x	20%	4.57x	0.71x	18%	1.34x	41%
Adjusted fixed charge coverage ratio	2.56x	3.06x	0.50x	20%	3.61x	0.55x	18%	1.05x	41%

     The following table represents the changes in outstanding common stock for the period from January 1, 2013 to December 31, 2015 (in thousands):

	Year Ended
	December 31, 2013	December 31, 2014	December 31, 2015	Totals
Beginning balance	260,374	289,564	328,790	260,374
Public offerings	23,000	33,925	19,550	76,475
Dividend reinvestment plan issuances	3,430	4,123	4,024	11,577
Senior note conversions	988	259	1,330	2,577
Preferred stock conversions	117	233	-	350
Issuances in acquisitions of noncontrolling interests	1,109	-	-	1,109
Option exercises	214	498	249	961
Equity Shelf Program issuances	-	-	696	696
Other, net	332	188	139	659
Ending balance	289,564	328,790	354,778	354,778

Average number of shares outstanding:
Basic	276,929	306,272	348,240
Diluted	278,761	307,747	349,424

     During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, a large portion of our earnings are derived primarily from long-term investments with predictable rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes, secured debt and borrowings under our primary unsecured credit facility. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing for us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Triple-net

     The following is a summary of our NOI for the triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%
SSCNOI(1)	$671,609	$690,941	$19,332	3%	$712,806	$21,865	3%	$41,197	6%
Non-cash NOI attributable to same store properties(1)	37,153	55,531	18,378	49%	72,666	17,135	31%	35,513	96%
NOI attributable to non same store properties(2)	185,859	280,662	94,803	51%	414,829	134,167	48%	228,970	123%
NOI	$894,621	$1,027,134	$132,513	15%	$1,200,301	$173,167	17%	$305,680	34%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 496 same store properties.

(2) Change is primarily due to the acquisition of 211 properties, the conversion of 23 construction projects into revenue-generating properties subsequent to January 1, 2013 and the transition of 38 properties from our seniors housing operating segment on September 1, 2013.

    The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%
Revenues:
Rental income	$866,138	$992,638	$126,500	15%	$1,119,322	$126,684	13%	$253,184	29%
Interest income	28,214	32,255	4,041	14%	74,108	41,853	130%	45,894	163%
Other income	1,504	2,973	1,469	98%	6,871	3,898	131%	5,367	357%
	895,856	1,027,866	132,010	15%	1,200,301	172,435	17%	304,445	34%
Property operating expenses	1,235	732	(503)	-41%	-	(732)	-100%	(1,235)	-100%
Net operating income from continuing operations (NOI)	894,621	1,027,134	132,513	15%	1,200,301	171,703	17%	305,680	34%
Other expenses:
Interest expense	23,322	38,460	15,138	65%	30,288	(8,172)	-21%	6,966	30%
Loss (gain) on derivatives, net	4,877	(1,770)	(6,647)	n/a	(58,427)	(56,657)	3201%	(63,304)	-1298%
Depreciation and amortization	249,913	273,296	23,383	9%	294,484	21,188	8%	44,571	18%
Transaction costs	24,426	45,146	20,720	85%	53,254	8,108	18%	28,828	118%
Loss (gain) on extinguishment of debt, net	40	98	58	145%	10,095	9,997	10201%	10,055	25138%
Provision for loan losses	2,110	-	(2,110)	-100%	-	-	n/a	(2,110)	-100%
Impairment of assets	-	-	-	n/a	2,220	2,220	n/a	2,220	n/a
Other expenses	-	8,825	8,825	n/a	35,648	26,823	304%	35,648	n/a
	304,688	364,055	59,367	19%	367,562	3,507	1%	62,874	21%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	589,933	663,079	73,146	12%	832,739	169,660	26%	242,806	41%
Income tax benefit (expense)	(1,817)	6,141	7,958	n/a	(4,244)	(10,385)	-169%	(2,427)	134%
Income (loss) from unconsolidated entities	5,035	5,423	388	8%	8,260	2,837	52%	3,225	64%
Income from continuing operations	593,151	674,643	81,492	14%	836,755	162,112	24%	243,604	41%
Discontinued operations, net	57,742	7,135	(50,607)	-88%	-	(7,135)	-100%	(57,742)	-100%
Gain (loss) on real estate dispositions, net	-	146,205	146,205	n/a	86,261	(59,944)	-41%	86,261	n/a
Net income	650,893	827,983	177,090	27%	923,016	95,033	11%	272,123	42%
Less: Net income attributable to noncontrolling interests	1,558	1,874	316	20%	6,348	4,474	239%	4,790	307%
Net income attributable to common stockholders	$649,335	$826,109	$176,774	27%	$916,668	$90,559	11%	$267,333	41%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2015, we had no lease renewals but we had 16 leases with rental rate increasers ranging from 0.01% to 0.32% in our triple-net portfolio.

The increase in interest income is attributable to investments in new loans and draws on existing loans in the current year, which includes a first mortgage loan to Genesis Healthcare to facilitate their merger with Skilled Healthcare Group.  The increase in other income year-to-date over the prior year includes the receipt of an early prepayment fee related to a real estate loan receivable.

During the year ended December 31, 2015, we completed five triple-net construction projects representing $104,844,000 or $234,027 per bed/unit plus expansion projects totaling $38,808,000. The following is a summary of triple-net construction projects pending as of December 31, 2015 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Edmond, OK	142	$24,500	$11,667	3Q16
London, England	79	29,492	16,240	3Q16
Carrollton, TX	104	18,900	7,681	3Q16
Piscataway, NJ	124	30,600	19,386	4Q16
Raleigh, NC	225	93,000	42,707	4Q16
Tulsa, OK	145	25,800	6,290	4Q16
Livingston, NJ	120	51,440	19,453	1Q17
Bracknell, England	64	16,293	7,080	1Q17
Lancaster, PA	80	15,875	2,725	1Q17
Lititz, PA	80	15,200	2,763	1Q17
Total	1,163	$321,100	$135,992

     Total interest expense represents secured debt interest expense and interest expense on capital lease obligations.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2014		December 31, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$218,741	5.393%	$587,136	5.394%	$670,769	5.337%
Debt transitioned	367,997	5.298%	-	0.000%	-	0.000%
Debt issued	13,800	5.480%	-	0.000%	-	0.000%
Debt assumed	9,578	5.582%	120,352	5.404%	44,142	5.046%
Debt extinguished	(16,482)	3.304%	(22,970)	6.235%	(132,545)	4.695%
Foreign currency	-	0.000%	(2,180)	5.317%	(15,633)	5.315%
Principal payments	(6,498)	5.698%	(11,569)	5.564%	(12,719)	5.450%
Ending balance	$587,136	5.394%	$670,769	5.337%	$554,014	5.488%

Monthly averages	$339,129	5.394%	$596,941	5.381%	$551,803	5.518%

In April 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis Healthcare Corporation.  In conjunction with this transaction, we received the option to acquire an ownership interest in Genesis Healthcare.  In February 2015, Genesis Healthcare closed on a transaction to merge with Skilled Healthcare Group to become a publicly traded company which required us to record the value of the derivative asset due to the net settlement feature.  This event resulted in $58,427,000 gain. During the fourth quarter of 2015, the cost basis of this investment exceeded the fair value.  Management

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

performed an assessment to determine whether the decline in fair value was other than temporary and concluded that it was.  As a result, we recognized an other than temporary impairment charge of $35,648,000 which is recorded in other expense.

Depreciation and amortization increased primarily as a result of new property acquisitions and the conversions of newly constructed properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Transaction costs represent costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, the termination of pre-existing relationships, lease termination expenses and other similar costs.  The change in transaction costs from year to year is primarily a function of investment volume.  The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt.

Changes in gains on sales of properties are related to the volume of property sales and the sales prices.  We recognized impairment losses on certain held-for-sale properties as the fair value less estimated costs to sell exceeded our carrying values. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2013, as discontinued operations for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2014	2015

Rental income	$8,987	$881	$-
Expenses:
Interest expense	2,566	157	-
Provision for depreciation	5,304	-	-
Income (loss) from discontinued operations, net	$1,117	$724	$-

     During the year ended December 31, 2013, we wrote off one loan related to an active adult community.  During the years ended December 31, 2014 and 2015, we did not record a provision for loan loss or have any loan write-offs.  The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies” and Note 6 to our consolidated financial statements.

     A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner.  Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%
SSCNOI(1)	$252,802	$274,377	$21,575	9%	$267,431	$(6,946)	-3%	$14,629	6%
NOI attributable to non same store properties(2)	275,361	356,886	81,525	30%	433,831	76,945	22%	158,470	58%
NOI	$528,163	$631,263	$103,100	20%	$701,262	$69,999	11%	$173,099	33%

(1) Due to increases in cash revenues (described below) related to 116 same store properties.
(2) Primarily due to the acquisition of 271 properties subsequent to January 1, 2013 and the transition of 38 properties to our triple-net segment on September 1, 2013.

The following is a summary of our results of operations for the seniors housing operating segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%
Revenues:
Resident fees and services	$1,616,290	$1,892,237	$275,947	17%	$2,158,031	$265,794	14%	$541,741	34%
Interest income	757	2,119	1,362	180%	4,180	2,061	97%	3,423	452%
Other income	355	3,215	2,860	806%	6,060	2,845	88%	5,705	1607%
	1,617,402	1,897,571	280,169	17%	2,168,271	270,700	14%	550,869	34%
Property operating expenses	1,089,239	1,266,308	177,069	16%	1,467,009	200,701	16%	377,770	35%
Net operating income from continuing operations (NOI)	528,163	631,263	103,100	20%	701,262	69,999	11%	173,099	33%
Other expenses:
Interest expense	92,148	113,099	20,951	23%	147,832	34,733	31%	55,684	60%
Loss (gain) on derivatives, net	(407)	275	682	-168%	-	(275)	-100%	407	-100%
Depreciation and amortization	478,007	418,199	(59,808)	-13%	351,733	(66,466)	-16%	(126,274)	-26%
Transaction costs	107,066	16,880	(90,186)	-84%	54,966	38,086	226%	(52,100)	-49%
Loss (gain) on extinguishment of debt, net	(3,372)	383	3,755	-111%	(195)	(578)	-151%	3,177	-94%
Other expenses	-	1,437	1,437	n/a	-	(1,437)	-100%	-	n/a
	673,442	550,273	(123,169)	-18%	554,336	4,063	1%	(119,106)	-18%
(Loss) income from continuing operations before income from unconsolidated entities	(145,279)	80,990	226,269	-156%	146,926	65,936	81%	292,205	-201%
Income tax expense	(5,337)	(3,047)	2,290	-43%	986	4,033	-132%	6,323	-118%
(Loss) income from unconsolidated entities	(22,695)	(38,204)	(15,509)	68%	(32,672)	5,532	-14%	(9,977)	44%
Net income (loss)	(173,311)	39,739	213,050	-123%	115,240	75,501	190%	288,551	-166%
Less: Net income (loss) attributable to noncontrolling interests	(8,639)	(2,335)	6,304	-73%	(1,438)	897	-38%	7,201	-83%
Net income (loss) attributable to common stockholders	$(164,672)	$42,074	$206,746	-126%	$116,678	$74,604	177%	$281,350	-171%

      Fluctuations in revenues and property operating expenses are primarily a result of acquisitions subsequent to January 1, 2013, partially offset by the transition of 38 properties to triple-net on September 1, 2013.  The increase in other income for the year ended December 31, 2015 is primarily a result of insurance proceeds received relating to a property.  The fluctuations in depreciation and amortization are due to the net impact of acquisitions and variations in amortization of short-lived intangible assets.  To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.  Losses from unconsolidated

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

entities are primarily attributable to depreciation and amortization of short-lived intangible assets related to our investments in unconsolidated joint ventures with Chartwell in 2012, Sunrise in 2013 and Senior Resource Group in 2014.

     During the year ended December 31, 2015, we completed one seniors housing operating construction project representing $19,869,000 or $283,843 per unit.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of December 31, 2015 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Camberley, England	102	$20,459	$18,755	4Q16
Bushey, England	95	58,403	14,070	2Q18
Chertsey, England	93	45,612	12,446	3Q18
Total	290	$124,474	$45,271

      Interest expense represents secured debt interest expense as well as interest expense related to all foreign senior unsecured debt.  Please refer to Note 10 to our consolidated financial statements for additional information. The increases in interest expense are attributed primarily to the £550,000,000 Sterling-dominated senior unsecured notes issued in November 2013, the £500,000,000 Sterling-dominated senior unsecured notes issued in November 2014, and the $300,000,000 Canadian-denominated senior unsecured notes issued in November 2015. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2014		December 31, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,369,526	4.874%	$1,714,714	4.622%	$1,654,531	4.422%
Debt issued	75,408	4.891%	109,503	3.374%	228,685	2.776%
Debt assumed	1,228,706	4.063%	18,484	4.359%	842,316	3.420%
Debt extinguished	(548,876)	3.597%	(114,793)	3.626%	(285,599)	4.188%
Debt transitioned	(367,997)	5.298%	-	0.000%	-	0.000%
Foreign currency	(10,361)	4.013%	(39,379)	3.727%	(110,691)	3.625%
Principal payments	(31,692)	4.643%	(33,998)	4.296%	(38,690)	4.126%
Ending balance	$1,714,714	4.622%	$1,654,531	4.422%	$2,290,552	3.958%

Monthly averages	$1,723,122	4.820%	$1,657,416	4.515%	$1,894,609	4.261%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outpatient Medical

     The following is a summary of our NOI for the outpatient medical segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%
SSCNOI(1)	$221,218	$226,927	$5,709	3%	$233,515	$6,588	3%	$12,297	6%
Non-cash NOI attributable to same store properties(1)	8,436	7,494	(942)	-11%	6,097	(1,397)	-19%	(2,339)	-28%
NOI attributable to non same store properties(2)	21,061	46,693	25,632	122%	95,303	48,610	104%	74,242	353%
NOI	$250,715	$281,114	$30,399	12%	$334,915	$53,801	19%	$84,200	34%

(1) Due to increases in cash and non-cash NOI (described below) related to 164 same store properties.
(2) Primarily due to the acquisition of 50 properties and conversions of construction projects into 14 revenue-generating properties subsequent to January 1, 2013.

The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%
Revenues:
Rental income	$361,451	$413,129	$51,678	14%	$479,626	$66,497	16%	$118,175	33%
Interest income	3,692	3,293	(399)	-11%	5,853	2,560	78%	2,161	59%
Other income	1,911	1,010	(901)	-47%	4,684	3,674	364%	2,773	145%
	367,054	417,432	50,378	14%	490,163	72,731	17%	123,109	34%
Property operating expenses	116,339	136,318	19,979	17%	155,248	18,930	14%	38,909	33%
Net operating income from continuing operations (NOI)	250,715	281,114	30,399	12%	334,915	53,801	19%	84,200	34%
Other expenses:
Interest expense	36,823	32,904	(3,919)	-11%	28,822	(4,082)	-12%	(8,001)	-22%
Depreciation and amortization	137,880	152,635	14,755	11%	180,023	27,388	18%	42,143	31%
Transaction costs	1,909	7,512	5,603	294%	2,706	(4,806)	-64%	797	42%
Loss (gain) on extinguishment of debt, net	-	405	405	n/a	-	(405)	-100%	-	n/a
	176,612	193,456	16,844	10%	211,551	18,095	9%	34,939	20%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	74,103	87,658	13,555	18%	123,364	35,706	41%	49,261	66%
Income tax expense	(270)	(1,827)	(1,557)	577%	245	2,072	n/a	515	n/a
Income (loss) from unconsolidated entities	9,473	5,355	(4,118)	-43%	2,908	(2,447)	-46%	(6,565)	-69%
Income from continuing operations	83,306	91,186	7,880	9%	126,517	35,331	39%	43,211	52%
Discontinued operations, net	(6,029)	-	6,029	-100%	-	-	n/a	6,029	-100%
Gain (loss) on real estate dispositions, net	-	906	906	n/a	194,126	193,220	21327%	194,126	n/a
Net income (loss)	77,277	92,092	14,815	19%	320,643	228,551	248%	243,366	315%
Less: Net income (loss) attributable to noncontrolling interests	310	608	298	96%	(110)	(718)	n/a	(420)	n/a
Net income (loss) attributable to common stockholders	$76,967	$91,484	$14,517	19%	$320,753	$229,269	251%	$243,786	317%

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2015, our consolidated

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

outpatient medical portfolio signed 75,573 square feet of new leases and 145,892 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $33.28 per square foot and tenant improvement and lease commission costs of $24.87 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 4%.

During the year ended December 31, 2015, we completed one outpatient medical construction project representing $16,592,000 or $325 per square foot. The following is a summary of outpatient medical construction projects pending as of December 31, 2015 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Bel Air, MD	99,184	$26,386	$18,153	1Q16
Richmond, TX	36,475	11,670	7,277	1Q16
Stamford, CT	92,345	41,735	9,886	3Q16
Missouri, TX	23,863	9,180	2,252	3Q16
Wausau, WI	43,883	14,100	3,183	1Q17
Brooklyn, NY	140,955	103,624	19,808	1Q17
Timmonium, MD	46,000	20,996	8,601	2Q17
Total	482,705	$227,691	$69,160

     Total interest expense represents secured debt interest expense offset by interest. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2013		December 31, 2014		December 31, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$713,720	5.950%	$700,427	5.999%	$609,268	5.838%
Debt assumed	52,574	6.126%	66,113	3.670%	120,959	2.113%
Debt extinguished	(49,017)	5.357%	(141,796)	5.567%	(88,182)	5.257%
Principal payments	(16,850)	6.193%	(15,476)	5.797%	(14,356)	5.975%
Ending balance	$700,427	5.999%	$609,268	5.838%	$627,689	5.177%

Monthly averages	$708,107	5.956%	$626,797	5.928%	$613,155	5.434%

The increase in other income is primarily attributable to the acquisition of a controlling interest in a portfolio of properties that were historically reported as unconsolidated property investments. The increases in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses. Transaction costs represent costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships, a lease termination expense and other similar costs.  The fluctuations in transaction costs are primarily due to acquisition volumes in the relevant years. Income from unconsolidated entities represents our share of net income or losses related to the periods for which we held a joint venture investment with Forest City Enterprises and certain unconsolidated property investments. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices. The following illustrates the reclassification impact as a result of classifying the properties sold prior to or held for sale at December 31, 2013 as discontinued operations for the periods presented (dollars in thousands):

	Year Ended December 31,
	2013	2014	2015

Rental income	$9,390	$-	$-
Expenses:
Interest expense	1,681	-	-
Property operating expenses	3,396	-	-
Provision for depreciation	2,855	-	-
Income (loss) from discontinued operations, net	$1,458	$-	$-

     A portion of our outpatient medical properties were formed through partnerships. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%
Revenues:
Other income	$296	$677	$381	129%	$1,091	$414	61%	$795	269%
Expenses:
Interest expense	306,067	296,576	(9,491)	-3%	285,227	(11,349)	-4%	(20,840)	-7%
General and administrative	108,318	142,943	34,625	32%	147,416	4,473	3%	39,098	36%
Loss (gain) on extinguishments of debt, net	2,423	8,672	6,249	258%	24,777	16,105	186%	22,354	923%
Other expenses	-	-	-	n/a	10,583	10,583	n/a	10,583	n/a
	416,808	448,191	31,383	8%	468,003	19,812	4%	51,195	12%
Loss from continuing operations before income taxes	(416,512)	(447,514)	(31,002)	7%	(466,912)	(19,398)	4%	(50,400)	12%
Income tax expense	(67)	-	67	-100%	(3,438)	(3,438)	n/a	(3,371)	5031%
Net loss	(416,579)	(447,514)	(30,935)	7%	(470,350)	(22,836)	5%	(53,771)	13%
Preferred stock dividends	66,336	65,408	(928)	-1%	65,406	(2)	0%	(930)	-1%
Net loss attributable to common stockholders	$(482,915)	$(512,922)	$(30,007)	6%	$(535,756)	$(22,834)	4%	$(52,841)	11%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2013	2014	$	%	2015	$	%	$	%

Senior unsecured notes	$279,617	$280,037	$420	0%	$267,609	$(12,428)	-4%	$(12,008)	-4%
Secured debt	495	460	(35)	-7%	357	(103)	-22%	(138)	-28%
Primary unsecured credit facility	15,498	8,914	(6,584)	-42%	10,812	1,898	21%	(4,686)	-30%
Capitalized interest	(6,700)	(7,150)	(450)	7%	(6,379)	771	-11%	321	-5%
Interest SWAP savings	(14)	(14)	-	0%	(28)	(14)	100%	(14)	100%
Loan expense	17,171	14,329	(2,842)	-17%	12,856	(1,473)	-10%	(4,315)	-25%
Totals	$306,067	$296,576	$(9,491)	-3%	$285,227	$(11,349)	-4%	$(20,840)	-7%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, excluding our foreign unsecured debt, which is in our seniors housing operating segment.  Please refer to Note 10 to our consolidated financial statements for additional information.  We capitalize certain interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balances outstanding during the construction period using the rate of interest that approximates our cost of financing. Our interest expense is reduced by the amount capitalized.  The change in capitalized interest is due to both changes in construction fundings and in our weighted-average cost of financing.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on our primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses for 2014 included $19,688,000 of CEO transition costs.  Excluding these costs, general and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2015, 2014 and 2013 were 3.82%, 3.69% and 3.74%, respectively.  The increases in general and administrative expenses, excluding the CEO transition costs, are primarily related to costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. The loss on extinguishment of debt in the current year is primarily due to the early extinguishment of the 2016 senior unsecured notes.  Other expenses in the current year are due to costs associated with the retirement of an executive officer and the termination of our investment in a strategic outpatient medical partnership.

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

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses.  Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and outpatient medical properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store cash NOI (“SSCNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the full three year reporting period.  Any properties acquired, developed, transitioned or classified in discontinued operations during that period are excluded from the same store amounts.  We believe NOI and SSCNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSCNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Year Ended December 31,
FFO Reconciliation:	2013	2014	2015
Net income attributable to common stockholders	$78,714	$446,745	$818,344
Depreciation and amortization	873,960	844,130	826,240
Impairment of assets	-	-	2,220
Loss (gain) on sales of properties	(49,138)	(153,522)	(280,387)
Noncontrolling interests	(36,304)	(37,852)	(39,271)
Unconsolidated entities	57,652	74,580	82,494
Funds from operations	$924,884	$1,174,081	$1,409,640

Average common shares outstanding:
Basic	276,929	306,272	348,240
Diluted	278,761	307,747	349,424

Per share data:
Net income attributable to common stockholders
Basic	$0.28	$1.46	$2.35
Diluted	0.28	1.45	2.34

Funds from operations
Basic	$3.34	$3.83	$4.05
Diluted	3.32	3.82	4.03

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2013	2014	2015
Net income	$138,280	$512,300	$888,549
Interest expense	462,606	481,196	492,169
Income tax expense (benefit), net	7,491	(1,267)	6,451
Depreciation and amortization	873,960	844,130	826,240
Stock-based compensation expense	20,177	32,075	30,844
Provision for loan losses	2,110	-	-
Loss (gain) on extinguishment of debt, net	(909)	9,558	34,677
Adjusted EBITDA	$1,503,715	$1,877,992	$2,278,930

Adjusted Interest Coverage Ratio:
Interest expense	$462,606	$481,196	$492,169
Capitalized interest	6,700	7,150	8,670
Non-cash interest expense	(4,044)	(2,427)	(2,586)
Total interest	465,262	485,919	498,253
Adjusted EBITDA	$1,503,715	$1,877,992	$2,278,930
Adjusted interest coverage ratio	3.23x	3.86x	4.57x

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$462,606	$481,196	$492,169
Capitalized interest	6,700	7,150	8,670
Non-cash interest expense	(4,044)	(2,427)	(2,586)
Secured debt principal payments	56,205	62,280	67,064
Preferred dividends	66,336	65,408	65,406
Total fixed charges	587,803	613,607	630,723
Adjusted EBITDA	$1,503,715	$1,877,992	$2,278,930
Adjusted fixed charge coverage ratio	2.56x	3.06x	3.61x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2013	2014	2015
Total revenues:
Triple-net	$895,856	$1,027,866	$1,200,301
Seniors housing operating	1,617,402	1,897,571	2,168,271
Outpatient medical	367,054	417,432	490,163
Non-segment/corporate	296	677	1,091
Total revenues	2,880,608	3,343,546	3,859,826
Property operating expenses:
Triple-net	1,235	732	-
Seniors housing operating	1,089,239	1,266,308	1,467,009
Outpatient medical	116,339	136,318	155,248
Total property operating expenses	1,206,813	1,403,358	1,622,257
Net operating income:
Triple-net	894,621	1,027,134	1,200,301
Seniors housing operating	528,163	631,263	701,262
Outpatient medical	250,715	281,114	334,915
Non-segment/corporate	296	677	1,091
Net operating income from continuing operations	1,673,795	1,940,188	2,237,569
Reconciling items:
Interest expense	(458,360)	(481,039)	(492,169)
Loss (gain) on derivatives, net	(4,470)	1,495	58,427
Depreciation and amortization	(865,800)	(844,130)	(826,240)
General and administrative	(108,318)	(142,943)	(147,416)
Transaction costs	(133,401)	(69,538)	(110,926)
Loss (gain) on extinguishment of debt, net	909	(9,558)	(34,677)
Impairment of assets	-	-	(2,220)
Other expenses	-	(10,262)	(46,231)
Provision for loan losses	(2,110)	-	-
Income tax benefit (expense)	(7,491)	1,267	(6,451)
Income (loss) from unconsolidated entities	(8,187)	(27,426)	(21,504)
Income (loss) from discontinued operations, net	51,713	7,135	-
Gain (loss) on real estate dispositions, net	-	147,111	280,387
Preferred dividends	(66,336)	(65,408)	(65,406)
Loss (income) attributable to noncontrolling interests	6,770	(147)	(4,799)
	(1,595,081)	(1,493,443)	(1,419,225)
Net income (loss) attributable to common stockholders	$78,714	$446,745	$818,344

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
Same Store Cash NOI Reconciliation:	2013	2014	2015
Net operating income from continuing operations:
Triple-net	$894,621	$1,027,134	$1,200,301
Seniors housing operating	528,163	631,263	701,262
Outpatient medical	250,715	281,114	334,915
Total	1,673,499	1,939,511	2,236,478
Adjustments:
Triple-net:
Non-cash NOI on same store properties	(37,153)	(55,531)	(72,666)
NOI attributable to non same store properties	(185,859)	(280,662)	(414,829)
Subtotal	(223,012)	(336,193)	(487,495)
Seniors housing operating:
NOI attributable to non same store properties	(275,361)	(356,886)	(433,831)
Subtotal	(275,361)	(356,886)	(433,831)
Outpatient medical:
Non-cash NOI on same store properties	(8,436)	(7,494)	(6,097)
NOI attributable to non same store properties	(21,061)	(46,693)	(95,303)
Subtotal	(29,497)	(54,187)	(101,400)
Total	(527,870)	(747,266)	(1,022,726)
Same store cash net operating income:
Triple-net	671,609	690,941	712,806
Seniors housing operating	252,802	274,377	267,431
Outpatient medical	221,218	226,927	233,515
Total	$1,145,629	$1,192,245	$1,213,752

Same Store Cash NOI Property Reconciliation:
Total properties	1,426
Acquisitions	(532)
Developments	(44)
Disposals/Held-for-sale	(17)
Segment transitions	(39)
Other(1)	(18)
Same store properties	776

(1) Includes eleven land parcels, three loans and four previously unconsolidated properties in which we purchased the majority interest during the year.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to our consolidated financial statements for further information on significant accounting policies that impact us and for the impact of new accounting standards.  There were no accounting pronouncements that were issued, but not yet adopted by us, that we believe will materially impact our consolidated financial statements.

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

	December 31, 2015		December 31, 2014
	Principal balance	Fair value change	Principal balance	Fair value change
Senior unsecured notes	$7,965,107	$(519,901)	$7,101,655	$(547,358)
Secured debt	2,757,123	(91,376)	2,673,480	(93,580)
Totals	$10,722,230	$(611,277)	$9,775,135	$(640,938)

     Our variable rate debt, including our unsecured line of credit arrangements, is reflected at fair value. At December 31, 2015, we had $2,236,733,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $22,367,000. At December 31, 2014, we had $983,783,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $9,838,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impacts the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the twelve months ended December 31, 2015, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $1,000,000 for the twelve-month period.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the United States, we may also decide to transact additional business or borrow funds in currencies other than the U.S. Dollar, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed, excluding cross currency hedge activity (dollars in thousands):

	December 31, 2015		December 31, 2014
	Carrying value	Fair value change	Carrying value	Fair value change
Foreign currency exchange contracts	$117,452	$1,915	$54,247	$4,242
Debt designated as hedges	1,728,979	13,000	1,851,189	13,000
Totals	$1,846,431	$14,915	$1,905,436	$17,242

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Welltower Inc.

     We have audited the accompanying consolidated balance sheets of Welltower Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Welltower Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Welltower Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

                                    /s/  Ernst & Young LLP

Toledo, Ohio

February 18, 2016

CONSOLIDATED BALANCE SHEETS

WELLTOWER, INC. AND SUBSIDIARIES

	December 31,	December 31,
	2015	2014
Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$2,563,445	$2,046,541
Buildings and improvements	25,522,542	21,799,313
Acquired lease intangibles	1,350,585	1,135,936
Real property held for sale, net of accumulated depreciation	169,950	323,818
Construction in progress	258,968	186,327
Gross real property owned	29,865,490	25,491,935
Less accumulated depreciation and amortization	(3,796,297)	(3,020,908)
Net real property owned	26,069,193	22,471,027
Real estate loans receivable	819,492	380,169
Net real estate investments	26,888,685	22,851,196
Other assets:
Investments in unconsolidated entities	542,281	744,151
Goodwill	68,321	68,321
Cash and cash equivalents	360,908	473,726
Restricted cash	61,782	79,697
Straight-line receivable	395,562	279,806
Receivables and other assets	706,306	466,026
Total other assets	2,135,160	2,111,727
Total assets	$29,023,845	$24,962,923

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$835,000	$-
Senior unsecured notes	8,548,055	7,729,405
Secured debt	3,509,142	2,963,186
Capital lease obligations	75,489	84,049
Accrued expenses and other liabilities	697,191	626,825
Total liabilities	13,664,877	11,403,465

Redeemable noncontrolling interests	183,083	86,409

Equity:
Preferred stock	1,006,250	1,006,250
Common stock	354,811	328,835
Capital in excess of par value	16,478,300	14,740,712
Treasury stock	(44,372)	(35,241)
Cumulative net income	3,725,772	2,842,022
Cumulative dividends	(6,846,056)	(5,635,923)
Accumulated other comprehensive income (loss)	(88,243)	(77,009)
Other equity	4,098	5,507
Total Welltower Inc. stockholders’ equity	14,590,560	13,175,153
Noncontrolling interests	585,325	297,896
Total equity	15,175,885	13,473,049
Total liabilities and equity	$29,023,845	$24,962,923

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$1,598,948	$1,405,767	$1,227,589
Resident fees and services	2,158,031	1,892,237	1,616,290
Interest income	84,141	37,667	32,663
Other income	18,706	7,875	4,066
Total revenues	3,859,826	3,343,546	2,880,608
Expenses:
Interest expense	492,169	481,039	458,360
Property operating expenses	1,622,257	1,403,358	1,206,813
Depreciation and amortization	826,240	844,130	865,800
General and administrative	147,416	142,943	108,318
Transaction costs	110,926	69,538	133,401
Loss (gain) on derivatives, net	(58,427)	(1,495)	4,470
Loss (gain) on extinguishment of debt, net	34,677	9,558	(909)
Provision for loan losses	-	-	2,110
Impairment of assets	2,220	-	-
Other expenses	46,231	10,262	-
Total expenses	3,223,709	2,959,333	2,778,363
Income from continuing operations before income taxes
and income from unconsolidated entities	636,117	384,213	102,245
Income tax (expense) benefit	(6,451)	1,267	(7,491)
Income (loss) from unconsolidated entities	(21,504)	(27,426)	(8,187)
Income from continuing operations	608,162	358,054	86,567
Discontinued operations:
Gain (loss) on sales of properties, net	-	6,411	49,138
Income (loss) from discontinued operations, net	-	724	2,575
Discontinued operations, net	-	7,135	51,713
Gain (loss) on real estate dispositions, net	280,387	147,111	-
Net income	888,549	512,300	138,280
Less: Preferred stock dividends	65,406	65,408	66,336
Less: Net income (loss) attributable to noncontrolling interests(1)	4,799	147	(6,770)

Net income attributable to common stockholders	$818,344	$446,745	$78,714

Average number of common shares outstanding:
Basic	348,240	306,272	276,929
Diluted	349,424	307,747	278,761

Earnings per share:
Basic:
Income from continuing operations attributable to common
stockholders, including real estate dispositions	$2.35	$1.44	$0.10
Discontinued operations, net	-	0.02	0.19
Net income attributable to common stockholders*	$2.35	$1.46	$0.28

Diluted:
Income from continuing operations attributable to common
stockholders, including real estate dispositions	$2.34	$1.43	$0.10
Discontinued operations, net	-	0.02	0.19
Net income attributable to common stockholders*	$2.34	$1.45	$0.28

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income	$888,549	$512,300	$138,280

Other comprehensive income (loss):
Unrecognized gain/(loss) on equity investments	-	389	(173)
Unrecognized gain/(loss) on cash flow hedges	(766)	4,409	1,898
Unrecognized actuarial gain/(loss)	246	(137)	1,522
Foreign currency translation gain/(loss)	(46,679)	(71,964)	(23,247)
Total other comprehensive income (loss)	(47,199)	(67,303)	(20,000)

Total comprehensive income	841,350	444,997	118,280
Total comprehensive income attributable to noncontrolling interests(1)	(31,166)	(14,678)	(13,267)
Total comprehensive income attributable to stockholders	$810,184	$430,319	$105,013

(1) Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY

WELLTOWER INC. AND SUBSIDIARIES

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at December 31, 2012	$1,022,917	$260,396	$10,543,690	$(17,875)	$2,184,819	$(3,694,579)	$(11,028)	$6,461	$225,718	$10,520,519
Comprehensive income:
Net income					145,050				(5,487)	139,563
Other comprehensive income:							(13,503)		(6,497)	(20,000)
Total comprehensive income										119,563
Net change in noncontrolling interests		1,109	23,815						128,014	152,938
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		3,852	239,837	(3,388)				(1,555)		238,746
Net proceeds from sale of common stock		23,000	1,607,281							1,630,281
Net proceeds from sale of preferred stock
Equity component of convertible debt		988	(1,543)							(555)
Equity consideration in business combinations
Proceeds from issuance of preferred shares
Redemption of preferred stock
Conversion of preferred stock	(5,556)	116	5,440							-
Option compensation expense								1,114		1,114
Cash dividends paid:
Common stock cash dividends						(839,939)				(839,939)
Preferred stock cash dividends						(66,336)				(66,336)
Balances at December 31, 2013	1,017,361	289,461	12,418,520	(21,263)	2,329,869	(4,600,854)	(24,531)	6,020	341,748	11,756,331
Comprehensive income:
Net income					512,153				(342)	511,811
Other comprehensive income:							(52,478)		(14,825)	(67,303)
Total comprehensive income										444,508
Net change in noncontrolling interests			(17,653)						(28,685)	(46,338)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		4,958	297,975	(13,978)				(1,425)		287,530
Net proceeds from sale of common stock		33,925	2,030,057							2,063,982
Equity component of convertible debt		258	935							1,193
Equity consideration in business combinations
Proceeds from issuance of preferred shares
Redemption of preferred stock
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								912		912
Cash dividends paid:
Common stock cash dividends						(969,661)				(969,661)
Preferred stock cash dividends						(65,408)				(65,408)
Balances at December 31, 2014	1,006,250	328,835	14,740,712	(35,241)	2,842,022	(5,635,923)	(77,009)	5,507	297,896	13,473,049
Comprehensive income:
Net income					883,750				4,878	888,628
Other comprehensive income:							(11,234)		(35,965)	(47,199)
Total comprehensive income										841,429
Net change in noncontrolling interests			(23,077)						318,516	295,439
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		4,400	305,022	(9,131)				(2,107)		298,184
Net proceeds from sale of common stock		20,246	1,450,212							1,470,458
Equity component of convertible debt		1,330	5,431							6,761
Option compensation expense								698		698
Cash dividends paid:
Common stock cash dividends						(1,144,727)				(1,144,727)
Preferred stock cash dividends						(65,406)				(65,406)
Balances at December 31, 2015	$1,006,250	$354,811	$16,478,300	$(44,372)	$3,725,772	$(6,846,056)	$(88,243)	$4,098	$585,325	$15,175,885

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

WELLTOWER INC. AND SUBSIDIARIES

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating activities
Net income	$888,549	$512,300	$138,280
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	826,240	844,130	873,960
Other amortization expenses	4,991	6,971	8,097
Provision for loan losses	-	-	2,110
Impairment of assets	2,220	-	-
Stock-based compensation expense	30,844	32,075	20,177
Loss (gain) on derivatives, net	(58,427)	(1,495)	4,470
Loss (gain) on extinguishment of debt, net	34,677	9,558	(909)
Loss (income) from unconsolidated entities	21,504	27,426	8,187
Rental income in excess of cash received	(115,756)	(74,552)	(46,068)
Amortization related to above (below) market leases, net	4,018	739	460
Loss (gain) on sales of properties, net	(280,387)	(153,522)	(49,138)
Other (income) expense, net	31,979	-	-
Distributions by unconsolidated entities	637	9,060	8,885
Increase (decrease) in accrued expenses and other liabilities	(18,099)	(48,381)	67,557
Decrease (increase) in receivables and other assets	478	(25,639)	(47,571)
Net cash provided from (used in) operating activities	1,373,468	1,138,670	988,497

Investing activities
Cash disbursed for acquisitions	(3,364,891)	(2,210,600)	(3,597,955)
Cash disbursed for capital improvements to existing properties	(187,752)	(132,780)	(135,832)
Cash disbursed for construction in progress	(244,561)	(197,881)	(247,560)
Capitalized interest	(8,670)	(7,150)	(6,700)
Investment in real estate loans receivable	(598,722)	(202,207)	(117,059)
Other investments, net of payments	(141,994)	(100,033)	(15,634)
Principal collected on real estate loans receivable	131,830	105,496	102,886
Contributions to unconsolidated entities	(160,323)	(353,496)	(99,769)
Distributions by unconsolidated entities	130,880	57,183	30,853
Proceeds from (payments on) derivatives	106,360	10,269	(6,803)
Decrease (increase) in restricted cash	29,719	(6,072)	79,957
Proceeds from sales of real property	823,964	911,065	482,023
Net cash provided from (used in) investing activities	(3,484,160)	(2,126,206)	(3,531,593)

Financing activities
Net increase (decrease) under unsecured lines of credit arrangements	835,000	(130,000)	130,000
Proceeds from issuance of senior unsecured notes	1,451,434	773,992	1,756,192
Payments to extinguish senior unsecured notes	(558,830)	(365,188)	(517,625)
Net proceeds from the issuance of secured debt	228,685	109,503	89,208
Payments on secured debt	(573,390)	(341,839)	(674,103)
Net proceeds from the issuance of common stock	1,755,722	2,343,868	1,854,637
Decrease (increase) in deferred loan expenses	(11,513)	(16,782)	(13,503)
Contributions by noncontrolling interests(1)	173,018	9,962	5,072
Distributions to noncontrolling interests(1)	(50,877)	(43,691)	(35,592)
Acquisitions of noncontrolling interests	(5,663)	(1,175)	(23,247)
Cash distributions to stockholders	(1,210,133)	(1,035,069)	(906,275)
Other financing activities	(27,004)	(409)	2,906
Net cash provided from (used in) financing activities	2,006,449	1,303,172	1,667,670

Effect of foreign currency translation on cash and cash equivalents	(8,575)	(690)	442

Increase (decrease) in cash and cash equivalents	(112,818)	314,946	(874,984)
Cash and cash equivalents at beginning of period	473,726	158,780	1,033,764
Cash and cash equivalents at end of period	$360,908	$473,726	$158,780

Supplemental cash flow information:
Interest paid	$492,771	$504,165	$447,108
Income taxes paid	12,214	18,548	12,110

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Welltower Inc. (formerly Health Care REIT, Inc.), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns 1,482 properties in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Founded in 1970, we were the first REIT to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

Principles of Consolidation

     The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture (“JV”) entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation. At inception of JV transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  Accounting Standards Codification Topic 810, Consolidations (“ASC 810”), requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance. For investments in JVs, we evaluate the type of rights held by the limited partner(s), which may preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control over a limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership in the limited partnership, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

Use of Estimates

     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income and reasonably assured collectability. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.  Leases in our outpatient medical portfolio typically include some form of operating expense reimbursement by the tenant.  Certain payments made to operators are treated as lease incentives and amortized as a reduction of revenue over the lease term.  We recognize resident fees and services, other than move-in fees, monthly as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangements. We amortize these costs over the term of the debt using the straight-line method, which approximates the effective interest method.

Investments in Unconsolidated Entities

     Investments in entities that we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting.  Under the equity method, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest or the estimated fair value of the assets prior to the sale of interests in the entity. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

Marketable Securities

     We classify marketable securities as available-for-sale.  These securities are carried at their fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss).  When we determine declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

Redeemable Noncontrolling Interests

     Certain noncontrolling interests are redeemable at fair value.  Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends or (ii) the redemption value.  If it is probable that the interests will be redeemed in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately four years.  In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, in the balance sheet.  At December 31, 2015, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $183,083,000 by $116,000,000.

     During 2014 and 2015, we entered into DownREIT partnerships which give a real estate seller the ability to exchange its property on a tax deferred basis for equity membership interests (“OP units”).  The OP units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting interest model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination.  ASU 2015-02 is effective beginning January 1, 2016.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

     In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement guidance for debt issuance costs are not affected.  Also in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which clarifies the SEC staff’s position not objecting to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing such costs, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  We adopted ASU 2015-03 and 2015-15 for the year ended December 31, 2015.  There were deferred financing costs of $56,696,000 and $51,373,000 as of December 31, 2015 and 2014, respectively, that are now classified within senior unsecured notes and secured debt on our Consolidated Balance Sheets.

     In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  This guidance eliminated the requirement that an acquirer in a business combination account for adjustments it makes to the provisional amounts retrospectively.  Instead, an acquirer recognizes these measurement-period adjustments during the

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period in which they are determined, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective beginning January 1, 2016.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

Reclassifications

     Certain amounts in prior years have been reclassified to conform to current year presentation.

3. Real Property Acquisitions and Development

    The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries.  See Note 2 for information regarding our foreign currency policies.  During the year ended December 31, 2015, we finalized our purchase price allocation of certain previously reported acquisitions and there were no material changes from those previously disclosed.

     Triple-Net Activity

     The following provides our purchase price allocations and other triple-net real property investment activity for the periods presented (in thousands):

		Year Ended December 31,
		2015(1)	2014	2013
	Land and land improvements	$142,854	$141,387	$54,596
	Buildings and improvements	1,358,717	1,365,638	360,594
	Acquired lease intangibles	4,408	19,196	-
	Restricted cash	6	-	189
	Receivables and other assets	194	4,895	1,020
	Total assets acquired(2)	1,506,179	1,531,116	416,399
	Secured debt	(47,741)	(130,638)	(9,810)
	Senior unsecured notes	-	(48,567)	-
	Accrued expenses and other liabilities	(2,905)	(9,067)	(540)
	Total liabilities assumed	(50,646)	(188,272)	(10,350)
	Noncontrolling interests	(13,465)	-	-
	Non-cash acquisition related activity(3)	(38,355)	(3,453)	(12,207)
	Cash disbursed for acquisitions	1,403,713	1,339,391	393,842
	Construction in progress additions	143,140	135,349	145,624
	Less: Capitalized interest	(5,699)	(4,582)	(4,828)
Accruals	Foreign currency translation	(167)	421	-
	Non-cash related activity	-	(14,459)	-
	Cash disbursed for construction in progress	137,274	116,729	140,796
	Capital improvements to existing properties	45,293	18,901	35,912
	Total cash invested in real property, net of cash acquired	$1,586,280	$1,475,021	$570,550

	(1) Includes acquisitions with an aggregate purchase price of $910,433,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
	(2) Excludes $16,572,000, $1,382,000, and $0 of cash acquired during the year ended December 31, 2015, 2014 and 2013, respectively.

(3) For the year ended December 31, 2015, $23,288,000 relates to the acquisition of assets previously financed as real estate loans receivable and $6,743,000 previously financed as equity investments.  For the year ended December 31, 2013, $12,204,000 relates to an asset swap transaction.  Please refer to Notes 5 and 6.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seniors Housing Operating Activity

     Acquisitions of seniors housing operating properties are structured under RIDEA, which is described in Note 18.  This structure results in the inclusion of all resident revenues and related property operating expenses from the operation of these qualified health care properties in our consolidated statements of comprehensive income.

     The following is a summary of our seniors housing operating real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2015(1)	2014	2013
Land and land improvements	$218,581	$57,534	$445,152
Buildings and improvements	2,367,486	297,314	4,275,046
Acquired lease intangibles	187,512	12,983	396,444
Construction in progress	-	27,957	-
Restricted cash	11,798	804	44,427
Receivables and other assets	29,501	9,327	79,564
Total assets acquired(2)	2,814,878	405,919	5,240,633
Secured debt	(871,471)	(19,834)	(1,275,245)
Senior unsecured notes	(24,621)	-	-
Accrued expenses and other liabilities	(81,778)	(17,802)	(96,709)
Total liabilities assumed	(977,870)	(37,636)	(1,371,954)
Noncontrolling interests	(183,854)	(482)	(232,575)
Non-cash acquisition related activity(3)	-	-	(555,563)
Cash disbursed for acquisitions	1,653,154	367,801	3,080,541
Construction in progress additions	44,173	12,291	3,894
Less: Capitalized interest	(1,740)	(714)	(57)
Less: Foreign currency translation	(2,499)	(2,012)	-
Cash disbursed for construction in progress	39,934	9,565	3,837
Capital improvements to existing properties	104,308	86,803	72,258
Total cash invested in real property, net of cash acquired	$1,797,396	$464,169	$3,156,636

(1) Includes an aggregate purchase price of $2,002,698,000 relating to acquisitions for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $30,930,000, $9,060,000 and $92,148,000 of cash acquired during the years ended December 31, 2015, 2014 and 2013, respectively.
(3) Represents Sunrise Senior Living loan and noncontrolling interest acquisitions during the first quarter of 2013.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity

          Accrued contingent consideration related to certain outpatient medical acquisitions was $0, $27,374,000 and $26,187,000 as of December 31, 2015, 2014 and 2013, respectively.  The following is a summary of our outpatient medical real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2015(1)	2014	2013
Land and land improvements	$176,689	$63,129	$14,515
Buildings and improvements	317,484	567,847	156,087
Acquired lease intangibles	45,226	46,661	9,432
Restricted cash	-	-	505
Receivables and other assets	939	-	344
Total assets acquired(2)	540,338	677,637	180,883
Secured debt	(120,977)	(66,113)	(55,884)
Accrued expenses and other liabilities	(7,777)	(22,293)	(1,041)
Total liabilities assumed	(128,754)	(88,406)	(56,925)
Noncontrolling interests	(76,535)	(39,987)	(386)
Non-cash acquisition related activity(3)	(27,025)	(45,836)	-
Cash disbursed for acquisitions	308,024	503,408	123,572
Construction in progress additions	70,560	99,878	123,494
Less: Capitalized interest	(1,286)	(1,854)	(1,815)
Accruals(4)	(1,921)	(26,437)	(18,752)
Cash disbursed for construction in progress	67,353	71,587	102,927
Capital improvements to existing properties	38,151	27,076	27,662
Total cash invested in real property, net of cash acquired	$413,528	$602,071	$254,161

(1) Includes acquisitions with an aggregate purchase price of $91,829,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $5,522,000, $0 and $0 of cash acquired during the years ended December 31, 2015, 2014 and 2013, respectively.

(3) Non-cash activity relates to the acquisition of a controlling interest in a portfolio of properties that was historically reported as an unconsolidated property investment for the year ended December 31, 2015. For the year ended December 31, 2014, the non-cash activity relates to an acquisition of assets previously financed as real estate loans.  Please refer to Note 6 for additional information.

(4) Represents non-cash consideration accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Development projects:
Triple-net	$104,844	$71,569	$133,181
Seniors housing operating	19,869	-	-
Outpatient medical	16,592	127,290	127,363
Total development projects	141,305	198,859	260,544
Expansion projects	38,808	24,804	26,395
Total construction in progress conversions	$180,113	$223,663	$286,939

      At December 31, 2015, future minimum lease payments receivable under operating leases (excluding properties in our seniors housing operating partnerships and excluding any operating expense reimbursements) are as follows (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016	$1,403,745
2017	1,402,087
2018	1,392,188
2019	1,350,736
2020	1,338,549
Thereafter	11,353,245
Totals	$18,240,550

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2015	December 31, 2014
Assets:
In place lease intangibles	$1,179,537	$988,290
Above market tenant leases	67,529	65,684
Below market ground leases	80,224	62,426
Lease commissions	23,295	19,536
Gross historical cost	1,350,585	1,135,936
Accumulated amortization	(881,096)	(776,501)
Net book value	$469,489	$359,435

Weighted-average amortization period in years	13.4	17.7

Liabilities:
Below market tenant leases	$93,089	$91,168
Above market ground leases	7,907	7,859
Gross historical cost	100,996	99,027
Accumulated amortization	(46,048)	(40,891)
Net book value	$54,948	$58,136

Weighted-average amortization period in years	14.5	14.4

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Rental income related to above/below market tenant leases, net	$(2,746)	$509	$748
Property operating expenses related to above/below market ground leases, net	(1,272)	(1,248)	(1,208)
Depreciation and amortization related to in place lease intangibles and lease commissions	(115,855)	(214,966)	(246,938)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets	Liabilities
2016	$137,635	$7,523
2017	81,166	6,812
2018	47,283	6,185
2019	25,582	5,775
2020	22,163	5,294
Thereafter	155,660	23,359
Totals	$469,489	$54,948

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

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Real property dispositions:
Triple-net	$356,300	$747,720	$189,572
Outpatient medical(1)	181,553	45,695	259,367
Land parcels	5,724	-	-
Total dispositions	543,577	793,415	448,939
Gain (loss) on sales of real property, net	280,387	153,522	49,138
Seller financing on sales of real property	-	-	(3,850)
Non-cash disposition activity	-	(35,872)	(12,204)
Proceeds from real property sales	$823,964	$911,065	$482,023

(1) Dispositions occurring in the year ended December 31, 2015 primarily relate to the disposition of an unconsolidated equity investment with Forest City Enterprises.

Dispositions and Assets Held for Sale

Pursuant to our adoption of ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08”), operating results attributable to properties sold subsequent to or classified as held for sale after January 1, 2014 and which do not meet the definition of discontinued operations are no longer reclassified on our Consolidated Statements of Comprehensive Income.  The following represents the activity related to these properties for the periods presented (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Revenues:
Rental income	$35,241	$115,759	$132,797
Expenses:
Interest expense	5,503	24,046	26,660
Property operating expenses	6,102	7,669	8,970
Provision for depreciation	6,342	35,239	41,494
Total expenses	17,947	66,954	77,124
Income (loss) from real estate dispositions, net	$17,294	$48,805	$55,673

Discontinued Operations

We have reclassified the income and expenses attributable to all properties sold prior to or held for sale at January 1, 2014 to discontinued operations in accordance with ASU 2014-08.  The following illustrates the reclassification impact as reported in our Consolidated Statements of Comprehensive Income as a result of classifying these properties as discontinued operations for the years presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$-	$881	$18,377
Expenses:
Interest expense	-	157	4,246
Property operating expenses	-	-	3,396
Provision for depreciation	-	-	8,160
Income (loss) from discontinued operations, net	$-	$724	$2,575

6. Real Estate Loans Receivable

     The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2015	2014
Mortgage loans	$635,492	$188,651
Other real estate loans	184,000	191,518
Totals	$819,492	$380,169

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013

		Outpatient			Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$530,497	$-	$530,497	$61,730	$60,902	$122,632	$41,180	$4,095	$45,275
Draws on existing loans	65,614	2,611	68,225	59,420	20,155	79,575	71,315	4,319	75,634
Sub-total	596,111	2,611	598,722	121,150	81,057	202,207	112,495	8,414	120,909
Less: Seller financing on property sales	-	-	-	-	-	-	(3,850)	-	(3,850)
Net cash advances on real estate loans	596,111	2,611	598,722	121,150	81,057	202,207	108,645	8,414	117,059
Receipts on real estate loans receivable:
Loan payoffs	121,778	-	121,778	71,004	48,258	119,262	69,596	-	69,596
Principal payments on loans	33,340	-	33,340	31,998	72	32,070	33,216	74	33,290
Sub-total	155,118	-	155,118	103,002	48,330	151,332	102,812	74	102,886
Less: Non-cash activity(1)	(23,288)	-	(23,288)	-	(45,836)	(45,836)	-	-	-
Net cash receipts on real estate loans	131,830	-	131,830	103,002	2,494	105,496	102,812	74	102,886
Net cash advances (receipts) on real estate loans	464,281	2,611	466,892	18,148	78,563	96,711	5,833	8,340	14,173
Change in balance due to foreign currency translation	(4,281)	-	(4,281)	(2,852)	-	(2,852)	1,402	-	1,402
Net change in real estate loans receivable	$436,712	$2,611	$439,323	$15,296	$32,727	$48,023	$7,235	$8,340	$15,575

(1) Represents an acquisition of assets previously financed as a real estate loan. Please see Note 3 for additional information.

     The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$-	$-	$-
Provision for loan losses	-	-	2,110
Charge-offs	-	-	(2,110)
Balance at end of year	$-	$-	$-

The following is a summary of our loan impairments (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance of impaired loans at end of year	$-	$21,000	$500
Allowance for loan losses	-	-	-
Balance of impaired loans not reserved	$-	$21,000	$500
Average impaired loans for the year	$10,500	$10,750	$2,365
Interest recognized on impaired loans(1)	-	757	206

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

	Percentage Ownership(1)	December 31, 2015	December 31, 2014
Triple-net	10% to 49%	$36,351	$31,511
Seniors housing operating	10% to 50%	499,537	539,147
Outpatient medical	36% to 49%	6,393	173,493
Total		$542,281	$744,151
(1) Excludes ownership of in-substance real estate.

     At December 31, 2015, the aggregate unamortized basis difference of our joint venture investments of $158,204,000 is primarily attributable to appreciation of the underlying properties and transaction costs.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities. Summary combined financial information for our investments in unconsolidated entities held as of December 31, 2015 is as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Net real estate investments	$1,359,034	$2,107,201
Other assets	2,241,084	992,637
Total assets	3,600,118	3,099,838
Total liabilities	2,769,093	1,769,457
Redeemable noncontrolling interests	14,024	40,525
Total equity	$817,001	$1,289,856

	Year Ended December 31,
	2015	2014	2013
Total revenues	$2,947,993	$1,879,240	$1,739,381
Net income (loss)	(40,116)	5,002	(15,265)

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     We use net operating income from continuing operations (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation.  The following table summarizes certain information about our credit concentration for the year ended December 31, 2015, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	187	$371,170	17%
Sunrise Senior Living(3)	148	299,697	13%
Brookdale Senior Living	148	166,792	7%
Revera	97	109,778	5%
Benchmark Senior Living	50	98,887	4%
Remaining portfolio	796	1,191,245	54%
Totals	1,426	$2,237,569	100%

(1) Genesis Healthcare is in our triple-net segment. Sunrise Senior Living and Revera are in our seniors housing operating segment. Brookdale Senior Living and Benchmark Senior Living are in both our triple-net and seniors housing operating segments.

(2) Investments with our top five relationships comprised 49% of NOI in 2014.
(3) For the year ended December 31, 2015, we recognized $948,347,000 of revenue from Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

     At December 31, 2015, we had a primary unsecured credit facility with a consortium of 28 banks that includes a $2,500,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000 and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $500,000,000 in alternate currencies (none outstanding at December 31, 2015).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.347% at December 31, 2015).  The applicable margin is based on certain of our debt ratings and was 0.925% at December 31, 2015.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at December 31, 2015.  The primary unsecured credit facility is scheduled to expire October 31, 2018 and can be extended for an additional year at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance outstanding at year end(1)	$835,000	$-	$130,000
Maximum amount outstanding at any month end	$835,000	$637,000	$1,019,050
Average amount outstanding (total of daily
principal balances divided by days in period)	$452,644	$207,452	$488,842
Weighted-average interest rate (actual interest
expense divided by average borrowings outstanding)	1.17%	1.50%	1.45%

(1) As of December 31, 2015, letters of credit in the aggregate amount of $54,925,000 have been issued which reduce the available borrowing capacity on the primary unsecured credit facility.

10. Senior Unsecured Notes and Secured Debt

We may repurchase, redeem or refinance convertible and non-convertible senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The non-convertible senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  At December 31, 2015, the annual principal payments due on these

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2016	$400,000	$547,325	$947,325
2017	450,000	476,661	926,661
2018	450,000	650,763	1,100,763
2019(4,5)	1,280,649	380,588	1,661,237
2020(6)	666,779	173,833	840,612
Thereafter(7,8,9)	5,398,330	1,249,037	6,647,367
Totals	$8,645,758	$3,478,207	$12,123,965

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the consolidated balance sheet.
(2) Annual interest rates range from 1.4% to 6.5%.
(3) Annual interest rates range from 1.0% to 7.98%. Carrying value of the properties securing the debt totaled $6,285,511,000 at December 31, 2015.

(4) On July 25, 2014, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $180,649,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2015). The loan matures on October 31, 2018 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 97.5 basis points (1.8% at December 31, 2015).

(5) On July 25, 2014, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on October 31, 2018 (with an option to extend for one additional year at our discretion) and bears interest at LIBOR plus 97.5 basis points (1.4% at December 31, 2015).

(6) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $216,779,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2015).

(7) On November 20, 2013, we completed funding on £550,000,000 (approximately $811,030,000 based on the Sterling/U.S. Dollar exchange rate on December 31, 2015) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed funding on £500,000,000 (approximately $737,300,000 based on the Sterling/U.S. Dollar exchange rate on December 31, 2015) of 4.5% senior unsecured notes due 2034.

(9) In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025. In October 2015, we issued an additional $500,000,000 of these notes under a re-opening of the offer.

    The following is a summary of our senior unsecured note principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$7,817,154	4.385%	$7,421,707	4.395%	$5,894,403	4.675%
Debt issued	1,475,540	3.901%	838,804	4.572%	2,036,930	3.824%
Debt assumed	24,621	6.000%	-	0.000%	-	0.000%
Debt extinguished	(300,000)	6.200%	(298,567)	5.855%	(300,000)	6.000%
Debt redeemed	(240,249)	3.303%	(59,143)	3.000%	(219,295)	3.000%
Foreign currency	(131,308)	3.966%	(85,647)	4.222%	9,669	3.993%
Ending balance	$8,645,758	4.237%	$7,817,154	4.385%	$7,421,707	4.395%

     During the twelve months ended December 31, 2010, we issued $494,403,000 of 3.00% senior unsecured convertible notes due December 2029. The notes are convertible, in certain circumstances, into cash and, if applicable, shares of common stock at an initial conversion rate of 19.5064 shares per $1,000 principal amount of notes, which represents an initial conversion price of $51.27 per share. In general, upon conversion, the holder of each note would receive, in respect of the conversion value of such note, cash up to the principal amount of such note and common stock for the note’s conversion value in excess of such principal amount. In addition, on each of December 1, 2019 and December 1, 2024, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest. The notes are bifurcated into a debt component and an equity component since they may be settled in cash upon conversion. The value of the debt component is based upon the estimated fair value of a similar debt instrument without the conversion feature at the time of issuance. The difference between the contractual principal on the debt and the value allocated to the debt of $29,925,000 was recorded as an equity component and represents the conversion feature of the instrument. The excess of the contractual principal amount of the debt over its estimated fair value is amortized to interest expense using the effective interest method over the period used to estimate the fair value.  During the year ended December 31, 2015, we received notice of conversion from holders of $215,965,000 of the senior unsecured convertible notes, representing the remaining balance.  These notes were converted into 366,211 shares of common stock and we recognized a loss on extinguishment of $5,881,000, which is reflected on the consolidated statement of comprehensive income.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,941,765	4.940%	$3,010,711	5.095%	$2,311,586	5.140%
Debt issued	228,685	2.776%	109,503	3.374%	89,208	4.982%
Debt assumed	1,007,482	3.334%	204,949	4.750%	1,290,858	4.159%
Debt extinguished	(506,326)	4.506%	(279,559)	4.824%	(614,375)	3.730%
Principal payments	(67,064)	4.801%	(62,280)	4.930%	(56,205)	5.248%
Foreign currency	(126,335)	3.834%	(41,559)	3.811%	(10,361)	4.013%
Ending balance	$3,478,207	4.440%	$2,941,765	4.940%	$3,010,711	5.095%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2015, we were in compliance with all of the covenants under our debt agreements.

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

Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $2,942,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the year ended December 31, 2015, we settled certain net investment hedges generating cash proceeds of $106,360,000.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015	December 31, 2014
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,175,000	$900,000
Denominated in Pounds Sterling	£550,000	£350,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$72,000	$58,000
Denominated in Pounds Sterling	£60,000	£40,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$47,000	$12,000

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
	Location	December 31, 2015	December 31, 2014	December 31, 2013
Gain (loss) on forward exchange contracts recognized in income	Gain (loss) on derivatives, net	$-	$1,495	$(4,470)

Gain (loss) on forward exchange contracts recognized in income	Interest expense	14,474	-	-

Loss (gain) on option exercise(1)	Gain (loss) on derivatives, net	(58,427)	-	-

Gain (loss) on forward exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	298,116	103,140	(28,244)

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

12. Commitments and Contingencies

     At December 31, 2015, we had nine outstanding letter of credit obligations totaling $96,096,000 and expiring between 2016 and 2018.  At December 31, 2015, we had outstanding construction in process of $258,968,000 for leased properties and were committed to providing additional funds of approximately $525,588,000 to complete construction. At December 31, 2015, we had contingent purchase obligations totaling $24,088,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At December 31, 2015, we had operating lease obligations of $990,027,000 relating to

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain ground leases and Company office space. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2015, aggregate future minimum rentals to be received under these noncancelable subleases totaled $26,445,000.

     At December 31, 2015, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2016	$15,543	$4,732
2017	15,624	4,732
2018	15,691	4,679
2019	15,665	4,333
2020	14,928	4,173
Thereafter	912,576	75,920
Totals	$990,027	$98,569

(1) Amounts above represent principal and interest obligations under capital lease arrangements.  Related assets with a gross value of $167,324,000 and accumulated depreciation of $20,555,000 are recorded in real property.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	December 31, 2015	December 31, 2014
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	25,875,000
Outstanding shares	25,875,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	355,594,373	329,487,615
Outstanding shares	354,777,670	328,790,066

     Preferred Stock.  The following is a summary of our preferred stock activity during the periods presented:

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	25,875,000	6.500%	26,108,236	6.496%	26,224,854	6.493%
Shares converted	-	0.000%	(233,236)	6.000%	(116,618)	6.000%
Ending balance	25,875,000	6.500%	25,875,000	6.500%	26,108,236	6.496%

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Common Stock. The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

May 2013 public issuance	23,000,000	$73.50	$1,690,500	$1,630,281
2013 Dividend reinvestment plan issuances	3,429,928	62.78	215,346	215,346
2013 Option exercises	213,724	42.16	9,010	9,010
2013 Senior note conversions	988,007		-	-
2013 Preferred stock conversions	116,618		-	-
2013 Equity issued in acquisition of noncontrolling interest	1,108,917		-	-
2013 Totals	28,857,194		$1,914,856	$1,854,637

June 2014 public issuance	16,100,000	$62.35	$1,003,835	$968,517
September 2014 public issuance	17,825,000	63.75	1,136,344	1,095,465
2014 Dividend reinvestment plan issuances	4,122,941	62.35	257,055	257,055
2014 Option exercises	498,549	45.79	22,831	22,831
2014 Preferred stock conversions	233,236		-	-
2014 Stock incentive plans, net of forfeitures	188,147		-	-
2014 Senior note conversions	258,542		-	-
2014 Totals	39,226,415		$2,420,065	$2,343,868

February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	4,024,169	67.72	272,531	272,531
2015 Option exercises	249,054	47.35	11,793	11,793
2015 Equity Shelf Program issuances	696,070	69.23	48,186	47,463
2015 Stock incentive plans, net of forfeitures	137,837		-	-
2015 Senior note conversions	1,330,474		-	-
2015 Totals	25,987,604		$1,808,535	$1,755,722

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

     Dividends.   The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  Please refer to Notes 2 and 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$3.30000	$1,144,727	$3.18000	$969,661	$3.06000	$839,939
Series H Preferred Stock	-	-	0.00794	1	2.85840	930
Series I Preferred Stock	3.25000	46,719	3.25000	46,719	3.25000	46,719
Series J Preferred Stock	1.62510	18,687	1.62510	18,688	1.62510	18,687
Totals		$1,210,133		$1,035,069		$906,275

     Accumulated Other Comprehensive Income. The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)
Other comprehensive income before reclassification adjustments	(10,714)	-	246	(2,626)	(13,094)
Reclassification amount to net income	-	-	-	1,860 (1)	1,860
Net current-period other comprehensive income	(10,714)	-	246	(766)	(11,234)
Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)

Balance at December 31, 2013	$(17,631)	$(389)	$(1,452)	$(5,059)	$(24,531)
Other comprehensive income before reclassification adjustments	(56,611)	389	(137)	2,610	(53,749)
Reclassification amount to net income	(528)	-	-	1,799 (1)	1,271
Net current-period other comprehensive income	(57,139)	389	(137)	4,409	(52,478)
Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)

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

     Under our long-term incentive plan, certain restricted stock awards are performance based.  We will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return and operating performance metrics, measured in each case over a measurement period of three years.  One third of the award will vest immediately at the end of the three year performance period, one third will vest a year after the performance period, and the remaining one third will vest two years after the performance period.  Compensation expense for these performance grants is measured based on the probability of achievement of certain performance goals and is recognized over both the performance period and vesting period.  For the portion of the grant for which the award is determined by the operating performance metrics, the estimated compensation cost was based on the grant date closing price and management’s estimate of corporate achievement for the financial metrics.  If the estimated number of performance based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates.  For the portion of the grant determined by the total shareholder return, management used a Monte Carlo model to assess the compensation cost.  The expected term represents the period from the grant date to the end of the three-year performance period.  The estimated compensation cost was derived using the following assumptions: risk free rates over the life of the plan ranging from 0.16% to 1.16%; estimated volatility figures ranging from 13.64% to 42.75% over the life of the plan using 50% historical volatility and 50% implied volatility; and dividend yield of 4.818%.

     The following table summarizes compensation expense recognized for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$698	$912	$1,113
Restricted stock	30,146	31,163	19,064
	$30,844	$32,075	$20,177

Stock Options

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We have not granted stock options since the year ended December 31, 2012 but some remain outstanding.  As of December 31, 2015, there was $300,000 of total unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of one year.  Stock options outstanding at December 31, 2015 have an aggregate intrinsic value of $8,476,000.

Restricted Stock

The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant and is amortized over the vesting periods.   As of December 31, 2015, there was $24,894,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of three years.  The following table summarizes information about non-vested restricted stock incentive awards as of and for the year ended December 31, 2015:

	Restricted Stock
	Number of	Weighted-Average
	Shares	Grant Date
	(000's)	Fair Value
Non-vested at December 31, 2014	554	$56.92
Vested	(306)	61.09
Granted	449	66.93
Terminated	(59)	66.09
Non-vested at December 31, 2015	638	$62.00

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator for basic and diluted earnings
per share - net income attributable to
common stockholders	$818,344	$446,745	$78,714

Denominator for basic earnings per
share: weighted-average shares	348,240	306,272	276,929
Effect of dilutive securities:
Employee stock options	143	188	226
Non-vested restricted shares	535	500	457
Redeemable shares	310	-	-
Convertible senior unsecured notes	196	787	1,149
Dilutive potential common shares	1,184	1,475	1,832
Denominator for diluted earnings per
share: adjusted-weighted average shares	349,424	307,747	278,761

Basic earnings per share	$2.35	$1.46	$0.28
Diluted earnings per share	$2.34	$1.45	$0.28

Stock options outstanding were anti-dilutive for the years ended December 31, 2015, 2014 and 2013.  The Series H Cumulative Convertible and Redeemable Preferred Stock and the Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the calculations as the effect of the conversions also were anti-dilutive.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Redeemable OP Unitholder Interests — The fair value of our redeemable operating partnership (“OP”) unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs.  The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$635,492	$663,501	$188,651	$194,935
Other real estate loans receivable	184,000	185,693	191,518	195,375
Available-for-sale equity investments	22,779	22,779	-	-
Cash and cash equivalents	360,908	360,908	473,726	473,726
Foreign currency forward contracts	129,520	129,520	57,087	57,087

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$835,000	$835,000	$-	$-
Senior unsecured notes	8,548,055	9,020,529	7,729,405	8,613,702
Secured debt	3,509,142	3,678,564	2,963,186	3,053,067
Foreign currency forward contracts	-	-	1,495	1,495

Redeemable OP unitholder interests	$112,029	$112,029	$46,722	$46,722

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$22,779	$22,779	$-	$-
Foreign currency forward contracts(2)	129,520	-	129,520	-
Redeemable OP unitholder interests	112,029	-	112,029	-
Totals	$241,549	$-	$241,549	$-

(1) Unrealized gain or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date. During 2015, we recognized an other than temporary impairment charge of $35,648,000 on the Genesis Healthcare stock investment which was recorded through other expense.  Also see Note 11 for details related to the gain on the derivative asset originally recognized.

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

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our four operating segments: triple-net, seniors housing operating, outpatient medical and life science. During the year ended December 31, 2015, we changed the names of our seniors housing triple-net segment to triple-net and our medical facilities segment to outpatient medical.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Our outpatient medical properties include outpatient medical buildings and life science buildings which are aggregated into our outpatient medical reportable segment. Our outpatient medical buildings are typically leased to multiple tenants and generally require a certain level of property management.  During the year ended December 31, 2015, we disposed of our life science investments.

     We evaluate performance based upon NOI of each segment.  We define NOI as total revenues, including tenant reimbursements, less property operating expenses.  We believe NOI provides investors relevant and useful information because it measures the operating performance of our properties at the property level on an unleveraged basis.  We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

      Non-segment revenue consists mainly of interest income on certain non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

     Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

Year Ended December 31, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$1,119,322	$-	$479,626	$-	$1,598,948
Resident fees and services	-	2,158,031	-	-	2,158,031
Interest income	74,108	4,180	5,853	-	84,141
Other income	6,871	6,060	4,684	1,091	18,706
Total revenues	1,200,301	2,168,271	490,163	1,091	3,859,826

Property operating expenses	-	1,467,009	155,248	-	1,622,257
Net operating income from continuing operations	1,200,301	701,262	334,915	1,091	2,237,569

Reconciling items:
Interest expense	30,288	147,832	28,822	285,227	492,169
(Loss) gain on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	294,484	351,733	180,023	-	826,240
General and administrative	-	-	-	147,416	147,416
Transaction costs	53,254	54,966	2,706	-	110,926
(Loss) gain on extinguishment of debt, net	10,095	(195)	-	24,777	34,677
Impairment of assets	2,220	-	-	-	2,220
Other expenses	35,648	-	-	10,583	46,231
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	832,739	146,926	123,364	(466,912)	636,117
Income tax expense	(4,244)	986	245	(3,438)	(6,451)
(Loss) income from unconsolidated entities	8,260	(32,672)	2,908	-	(21,504)
Income (loss) from continuing operations	836,755	115,240	126,517	(470,350)	608,162
Gain (loss) on real estate dispositions, net	86,261	-	194,126	-	280,387
Net income (loss)	$923,016	$115,240	$320,643	$(470,350)	$888,549

Total assets	$12,692,054	$11,519,902	$4,727,227	$84,662	$29,023,845

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2014:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$992,638	$-	$413,129	$-	$1,405,767
Resident fees and services	-	1,892,237	-	-	1,892,237
Interest income	32,255	2,119	3,293	-	37,667
Other income	2,973	3,215	1,010	677	7,875
Total revenues	1,027,866	1,897,571	417,432	677	3,343,546

Property operating expenses	732	1,266,308	136,318	-	1,403,358
Net operating income from continuing operations	1,027,134	631,263	281,114	677	1,940,188

Reconciling items:
Interest expense	38,460	113,099	32,904	296,576	481,039
(Loss) gain on derivatives, net	(1,770)	275	-	-	(1,495)
Depreciation and amortization	273,296	418,199	152,635	-	844,130
General and administrative	-	-	-	142,943	142,943
Transaction costs	45,146	16,880	7,512	-	69,538
(Loss) gain on extinguishment of debt, net	98	383	405	8,672	9,558
Other expenses	8,825	1,437	-	-	10,262
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	663,079	80,990	87,658	(447,514)	384,213
Income tax expense	6,141	(3,047)	(1,827)	-	1,267
(Loss) income from unconsolidated entities	5,423	(38,204)	5,355	-	(27,426)
Income (loss) from continuing operations	674,643	39,739	91,186	(447,514)	358,054
Income (loss) from discontinued operations	7,135	-	-	-	7,135
Gain (loss) on real estate dispositions, net	146,205	-	906		147,111
Net income (loss)	$827,983	$39,739	$92,092	$(447,514)	$512,300

Total assets	$10,918,946	$9,519,833	$4,464,857	$59,287	$24,962,923

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2013	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$866,138	$-	$361,451	$-	$1,227,589
Resident fees and services	-	1,616,290	-	-	1,616,290
Interest income	28,214	757	3,692	-	32,663
Other income	1,504	355	1,911	296	4,066
Total revenues	895,856	1,617,402	367,054	296	2,880,608

Property operating expenses	1,235	1,089,239	116,339	-	1,206,813
Net operating income from continuing operations	894,621	528,163	250,715	296	1,673,795

Reconciling items:
Interest expense	23,322	92,148	36,823	306,067	458,360
Loss (gain) on derivatives, net	4,877	(407)	-	-	4,470
Depreciation and amortization	249,913	478,007	137,880	-	865,800
General and administrative	-	-	-	108,318	108,318
Transaction costs	24,426	107,066	1,909	-	133,401
Loss (gain) on extinguishment of debt, net	40	(3,372)	-	2,423	(909)
Provision for loan losses	2,110	-	-	-	2,110
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	589,933	(145,279)	74,103	(416,512)	102,245
Income tax expense	(1,817)	(5,337)	(270)	(67)	(7,491)
(Loss) income from unconsolidated entities	5,035	(22,695)	9,473	-	(8,187)
Income from continuing operations	593,151	(173,311)	83,306	(416,579)	86,567
Income (loss) from discontinued operations	57,742	-	(6,029)	-	51,713
Net income (loss)	$650,893	$(173,311)	$77,277	$(416,579)	$138,280

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2015		December 31, 2014		December 30, 2013
Revenues:	Amount	%	Amount	%	Amount	%
United States	$3,133,327	81.2%	$2,801,474	83.8%	$2,489,196	86.4%
International	726,499	18.8%	542,072	16.2%	391,412	13.6%
Total	$3,859,826	100.0%	$3,343,546	100.0%	$2,880,608	100.0%

	As of
	December 31, 2015		December 31, 2014
Assets:	Amount	%	Amount	%
United States	$25,995,793	89.6%	$19,855,076	79.5%
International	3,028,052	10.4%	5,107,847	20.5%
Total	$29,023,845	100.0%	$24,962,923	100.0%

WELLTOWER INC.

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

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2015	2014	2013
Per Share:
Ordinary income	$1.9134	$1.7861	$1.4928
Qualified dividend	0.0529	-	-
Return of capital	0.0503	0.8368	1.4176
Long-term capital gains	0.9352	0.1638	0.0448
Unrecaptured section 1250 gains	0.3482	0.3933	0.1048
Totals	$3.3000	$3.1800	$3.0600

     Our consolidated provision for income taxes is as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Current	$10,177	$2,672	$12,389
Deferred	(3,726)	(3,939)	(4,898)
Totals	$6,451	$(1,267)	$7,491

      REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders.  For the tax year ended December 31, 2015, as a result of acquisitions located in Canada and the United Kingdom, we were subject to foreign income taxes under the respective tax laws of these jurisdictions.

     The provision for income taxes for the year ended December 31, 2015 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as taxable REIT subsidiaries.  During 2014, we established certain new wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this new holding company structure.  The new structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this new holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the Company for U.S. federal income tax purposes.  The Company will reflect current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements.

     For the tax years ended December 31, 2015, 2014 and 2013, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was $7,385,000, ($6,069,000) and ($484,000), respectively.

     A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2015, 2014 and 2013, to the income tax provision/(benefit) is as follows for the periods presented (dollars in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$313,250	$178,862	$51,020
Increase / (decrease) in valuation allowance(1)	13,759	9,133	18,444
Tax at statutory rate on earnings not subject to federal income taxes	(319,832)	(189,070)	(88,762)
Foreign permanent depreciation	7,500	4,383	22,313
Other differences	(8,226)	(4,575)	4,476
Totals	$6,451	$(1,267)	$7,491

(1) Excluding purchase price accounting.

     Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax attributes, are summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(30,564)	$(1,020)	$(34,236)
Operating loss and interest deduction carryforwards	75,455	47,528	67,215
Expense accruals and other	6,259	26,191	19,309
Valuation allowance	(98,966)	(85,207)	(71,955)
Totals	$(47,816)	$(12,508)	$(19,667)

    We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  As required under the provisions of ASC 740, we apply the concepts on an entity-by-entity, jurisdiction-by-jurisdiction basis.  With respect to the analysis of certain entities in multiple jurisdictions, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015.  Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

     On the basis of the evaluations performed as required by the codification, valuation allowances totaling $98,966,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely that not realizable.  However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth).  The valuation allowance rollforward is summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$85,207	$71,955	$12,199
Additions:
Purchase price accounting	-	4,119	41,312
Expense	13,759	9,133	18,444
Ending balance	$98,966	$85,207	$71,955

       As a result of certain acquisitions, we are subject to corporate level taxes for any related asset dispositions that may occur during the five-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (a) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (b) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards.  During the year ended December 31, 2015, we acquired certain additional assets with built-in gains as of the date of acquisition that could be subject to the built-in

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gains tax if disposed of prior to the expiration of the applicable five-year period.  We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

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

     Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2012 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business.  We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2009. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2012 related to entities acquired or formed in connection with acquisitions, and by HM Revenue & Customs for periods subsequent to August 2012 related to entities acquired or formed in connection with acquisitions.

      At December 31, 2015, we had a net operating loss (“NOL”) carryforward related to the REIT of $443,197,000.  Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT.  These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid.  The NOL carryforwards will expire through 2035.

     At December 31, 2015, and 2014, we had a net operating loss carryforward related to Canadian entities of $78,680,000, and $32,085,000, respectively.  These Canadian losses have a 20-year carryforward period.  At December 31, 2015 and 2014, we had a net operating loss carryforward related to United Kingdom entities of $179,598,000 and $177,079,000, respectively.  These United Kingdom losses do not have a finite carryforward period.

19. Retirement Arrangements

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides one former executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for the participant to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $5,654,000 during the next five fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $5,474,000 at December 31, 2015 ($6,882,000 at December 31, 2014).

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter(2)
Revenues	$894,177	$957,169	$978,997	$1,029,484
Net income (loss) attributable to common stockholders	190,799	312,573	182,043	132,929
Net income (loss) attributable to common stockholders per share:
Basic	$0.57	$0.89	$0.52	$0.38
Diluted	0.56	0.89	0.52	0.37

	Year Ended December 31, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$801,807	$826,446	$847,523	$867,770
Net income attributable to common stockholders	50,022	71,829	136,255	188,639
Net income attributable to common stockholders per share:
Basic	$0.17	$0.24	$0.44	$0.58
Diluted	0.17	0.24	0.44	0.57

(1) The decrease in net income and amounts per share are primarily attributable to gains on sales of real estate of $190,111,000 for the second quarter as compared to gains of $2,046,000 for the third quarter.

(2) The decrease in net income and amounts per share are primarily attributable to the other than temporary impairment charge of $35,648,000 recognized on the available-for-sale investment and increased transaction costs incurred due to fourth quarter acquisitions.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.

The scope of management’s assessment as of December 31, 2015 did not include an assessment of the internal control over financial reporting for certain acquisitions because the business combinations occurred during the year ended December 31, 2015. The acquired businesses represent 4% of total assets at December 31, 2015 and less than 1% of revenues and net operating income for the year then ended. The scope of management’s assessment on internal control over financial reporting for the year ended December 31, 2016 will include the aforementioned acquired operations.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Welltower Inc.

     We have audited Welltower Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria, 2013 framework). Welltower Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquisitions, which are included in the 2015 consolidated financial statements of Welltower Inc. and aggregate to 4% of total assets at December 31, 2015 and less than 1% of revenues and net operating income for the year then ended. Our audit of the internal control over financial reporting of Welltower Inc. also did not include an evaluation of the internal control over financial reporting of the aforementioned acquisitions.

     In our opinion, Welltower Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Welltower Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of Welltower Inc. and our report dated February 18, 2016 expressed an unqualified opinion thereon.

       /s/  Ernst & Young LLP

Toledo, Ohio

February 18, 2016

Item 9B. Other Information

     None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to April 29, 2016.

We have adopted a Code of Business Conduct & Ethics that applies to our directors, officers and employees. The code is posted on the Internet at www.welltower.com/#investors/governance. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on the Internet at www.welltower.com.

In addition, the Board has adopted charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These charters are posted on the Internet at www.welltower.com/#investors/governance.

The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 29, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 29, 2016.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 29, 2016.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to April 29, 2016.

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

(c)           Financial Statement Schedules:

Financial statement schedules are included beginning on page 112.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 18, 2016

                                                                                                                   WELLTOWER INC.

                                                                                                                   By: /s/  T homas J. DeRosa

                                                                                                                           Thomas J. DeRosa,

                                                                                                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 18, 2016 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Jeffrey H. Donahue **	/s/ Sergio D. Rivera **
Jeffrey H. Donahue, Chairman of the Board	Sergio D. Rivera, Director

/s/ Kenneth J. Bacon **	/s/ R. Scott Trumbull **
Kenneth J. Bacon, Director	R. Scott Trumbull, Director

/s/ Fred S. Klipsch **	/s/ Thomas J. DeRosa **
Fred S. Klipsch, Director	Thomas J. DeRosa, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Geoffrey G. Meyers **	/s/ Scott A. Estes **
Geoffrey G. Meyers, Director	Scott A. Estes, Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Timothy J. Naughton **	/s/ Paul D. Nungester, Jr.**
Timothy J. Naughton, Director	Paul D. Nungester, Jr., Senior Vice President and
Controller (Principal Accounting Officer)

/s/ Sharon M. Oster **	**By: /s/ Thomas J. DeRosa
Sharon M. Oster, Director	Thomas J. DeRosa, Attorney-in-Fact
/s/ Judith C. Pelham **
Judith C. Pelham, Director

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$-	$950	$20,987	$40	$950	$21,027	$844	2014	2006	6565 Central Park Boulevard
Abilene, TX	-	990	8,187	800	990	8,987	278	2014	1998	1250 East N 10th Street
Aboite Twp, IN	-	1,770	19,930	1,601	1,770	21,531	2,918	2010	1984	611 W County Line Rd South
Agawam, MA	-	880	16,112	2,134	880	18,246	6,765	2002	1900	1200 Suffield St.
Agawam, MA	-	1,230	13,618	593	1,230	14,211	1,971	2011	1996	61 Cooper Street
Agawam, MA	-	930	15,304	292	930	15,596	2,084	2011	1975	55 Cooper Street
Agawam, MA	-	920	10,661	36	920	10,697	1,509	2011	1970	464 Main Street
Agawam, MA	-	920	10,562	45	920	10,607	1,496	2011	1985	65 Cooper Street
Akron, OH	-	290	8,219	491	290	8,710	2,608	2005	1967	721 Hickory St.
Akron, OH	-	630	7,535	229	630	7,764	2,072	2006	1961	209 Merriman Road
Albertville, AL	1,986	170	6,203	280	176	6,477	1,234	2010	1982	151 Woodham Dr.
Alexandria, IN	-	190	6,491	-	190	6,491	215	2014	1915	1912 South Park Avenue
Alliance, OH	-	270	7,723	107	270	7,830	2,223	2006	1923	1785 Freshley Ave.
Ames, IA	-	330	8,870	-	330	8,870	1,357	2010	1974	1325 Coconino Rd.
Anderson, SC	-	710	6,290	419	710	6,709	2,786	2003	1999	311 Simpson Rd.
Andover, MA	-	1,310	12,647	27	1,310	12,674	1,843	2011	1982	89 Morton Street
Annapolis, MD	-	1,010	24,825	151	1,010	24,976	3,221	2011	1986	35 Milkshake Lane
Ansted, WV	-	240	14,113	108	240	14,221	1,802	2011	1993	106 Tyree Street, P.O. Drawer 400
Apple Valley, CA	10,445	480	16,639	168	486	16,801	3,340	2010	2001	11825 Apple Valley Rd.
Asheboro, NC	-	290	5,032	165	290	5,197	1,774	2003	1991	514 Vision Dr.
Asheville, NC	-	204	3,489	-	204	3,489	1,617	1999	1988	4 Walden Ridge Dr.
Asheville, NC	-	280	1,955	351	280	2,306	880	2003	1999	308 Overlook Rd.
Aspen Hill, MD	-	-	9,008	1,180	-	10,188	1,384	2011	1998	3227 Bel Pre Road
Atchison, KS	-	140	5,610	-	140	5,610	-	2015	1992	1301 N 4th St,
Atlanta, GA	7,429	2,058	14,914	1,143	2,080	16,035	10,896	1997	1999	1460 S Johnson Ferry Rd.
Aurora, OH	-	1,760	14,148	106	1,760	14,254	2,090	2011	2002	505 S. Chillicothe Rd
Aurora, CO	-	2,600	5,906	7,915	2,600	13,821	4,638	2006	1988	14101 E. Evans Ave.
Aurora, CO	-	2,440	28,172	-	2,440	28,172	7,909	2006	2007	14211 E. Evans Ave.
Austin, TX	18,411	880	9,520	1,216	885	10,731	4,775	1999	1998	12429 Scofield Farms Dr.
Aventura, FL	-	4,540	33,986	438	4,540	34,424	3,073	2012	2001	2777 NE 183rd Street
Avon, IN	-	1,830	14,470	-	1,830	14,470	2,311	2010	2004	182 S Country RD. 550E
Avon, IN	-	900	19,444	-	900	19,444	634	2014	2013	10307 E. CR 100 N
Avon Lake, OH	-	790	10,421	5,822	790	16,243	1,725	2011	1985	345 Lear Rd.
Ayer, MA	-	-	22,074	3	-	22,077	2,862	2011	1988	400 Groton Road
Baldwin City, KS	-	190	4,810	-	190	4,810	-	2015	2008	321 Crimson Ave
Baltic, OH	-	50	8,709	189	50	8,898	2,482	2006	2009	130 Buena Vista St.
Baltimore, MD	-	1,350	14,884	320	1,350	15,204	2,059	2011	1905	115 East Melrose Avenue
Baltimore, MD	-	900	5,039	147	900	5,186	828	2011	1969	6000 Bellona Avenue
Bartlesville, OK	-	100	1,380	-	100	1,380	731	1996	2012	5420 S.E. Adams Blvd.
Beachwood, OH	-	1,260	23,478	-	1,260	23,478	8,952	2001	1990	3800 Park East Drive
Beattyville, KY	-	100	6,900	660	100	7,560	2,158	2005	2001	249 E. Main St.
Bedford, NH	-	2,250	28,831	5	2,250	28,836	3,718	2011	2012	25 Ridgewood Road
Bellingham, WA	8,429	1,500	19,861	321	1,507	20,175	3,900	2010	1990	4415 Columbine Dr.
Benbrook, TX	-	1,550	13,553	769	1,550	14,322	1,687	2011	1984	4242 Bryant Irvin Road
Bend, OR	-	1,210	9,181	-	1,210	9,181	164	2015	2008	1801 NE Lotus Drive
Bethel Park, PA	-	1,700	16,007	-	1,700	16,007	2,962	2007	1997	5785 Baptist Road
Beverly Hills, CA	9,404	6,000	13,385	-	6,000	13,385	398	2014	1999	220 N Clark Drive
Bexleyheath, UKI	-	4,483	12,917	-	4,483	12,917	372	2014	2002	35 West Street
Birmingham, UKG	-	1,969	17,754	-	1,969	17,754	346	2015	2010	Clinton Street, Winson Green
Birmingham, UKG	-	1,902	22,820	-	1,902	22,820	438	2015	1997	Braymoor Road, Tile Cross
Birmingham, UKG	-	1,747	10,824	-	1,747	10,824	214	2015	1971	Clinton Street, Winson Green
Birmingham, UKG	-	1,416	12,054	-	1,416	12,054	233	2015	2002	122 Tile Cross Road, Garretts Green
Bloomington, IN	-	670	17,423	-	670	17,423	165	2015	2000	363 S. Fieldstone Boulevard
Bluefield, VA	-	900	12,463	32	900	12,495	1,658	2011	2006	Westwood Medical Park
Boardman, OH	-	1,200	12,800	-	1,200	12,800	3,016	2008	1999	8049 South Ave.
Boca Raton, FL	-	1,440	31,048	893	1,440	31,941	2,802	2012	1968	1080 Northwest 15th Street
Boonville, IN	-	190	5,510	-	190	5,510	2,078	2002	1987	1325 N. Rockport Rd.
Bowling Green, KY	-	3,800	26,700	149	3,800	26,849	5,080	2008	2009	1300 Campbell Lane
Bradenton, FL	-	252	3,298	-	252	3,298	1,761	1996	1986	6101 Pointe W. Blvd.
Bradenton, FL	-	480	9,953	-	480	9,953	923	2012	1995	2800 60th Avenue West
Braintree, MA	-	170	7,157	1,290	170	8,447	8,236	1997	2002	1102 Washington St.
Braintree, UKH	-	-	15,893	-	-	15,893	560	2014	2009	Meadow Park Tortoiseshell Way
Brandon, MS	-	1,220	10,241	-	1,220	10,241	1,450	2010	2011	140 Castlewoods Blvd
Brecksville, OH	-	990	19,353	-	990	19,353	623	2014	1978	8757 Brecksville Road
Bremerton, WA	-	390	2,210	144	390	2,354	548	2006	2009	3231 Pine Road
Bremerton, WA	-	830	10,420	950	830	11,370	1,637	2010	1972	3201 Pine Road NE
Bremerton, WA	-	590	2,899	13	590	2,912	140	2014	1965	3210 Rickey Road
Brick, NJ	-	1,290	25,247	529	1,290	25,776	2,957	2011	1999	458 Jack Martin Blvd.
Brick, NJ	-	1,170	17,372	1,285	1,183	18,645	2,474	2010	1999	515 Jack Martin Blvd
Brick, NJ	-	690	17,125	5,312	692	22,436	2,328	2010	1973	1594 Route 88
Brick, NJ	-	3,160	8,496	-	3,160	8,496	25	2015	1988	475 Jack Martin Boulevard
Bridgewater, NJ	-	1,850	3,050	-	1,850	3,050	1,367	2004	1996	875 Route 202/206 North
Bridgewater, NJ	-	1,730	48,201	1,123	1,749	49,304	6,343	2010	1982	2005 Route 22 West
Bridgewater, NJ	-	1,800	31,810	471	1,800	32,281	3,668	2011	1990	680 US-202/206 North
Broadview Heights, OH	-	920	12,400	2,393	920	14,793	5,059	2001	2005	2801 E. Royalton Rd.
Brookfield, WI	-	1,300	12,830	-	1,300	12,830	746	2012	1883	1185 Davidson Road
Brooklyn Park, MD	-	1,290	16,329	29	1,290	16,358	2,193	2011	1995	613 Hammonds Lane
Brooks, AB	1,996	376	4,951	-	376	4,951	157	2014	1992	951 Cassils Road West
Brookville, IN	-	300	13,461	-	300	13,461	419	2014	1900	11049 State Road 101
Buckhurst Hill, UKH	-	13,861	58,858	-	13,861	58,858	1,234	2015	1900	High Road
Burleson, TX	-	670	13,985	250	670	14,235	1,774	2011	1984	300 Huguley Boulevard
Burleson, TX	-	3,150	10,437	-	3,150	10,437	437	2012	1989	621 Old Highway 1187
Burlington, NC	-	280	4,297	707	280	5,004	1,678	2003	2012	3619 S. Mebane St.
Burlington, NC	-	460	5,467	-	460	5,467	1,883	2003	1990	3615 S. Mebane St.
Burlington, NC	-	810	11,257	-	810	11,257	364	2014	2009	2766 Grand Oaks Blvd
Burlington, NJ	-	1,700	12,554	466	1,700	13,020	1,970	2011	1900	115 Sunset Road
Burlington, NJ	-	1,170	19,205	167	1,170	19,372	2,464	2011	1998	2305 Rancocas Road
Burlington, WA	-	3,860	31,722	-	3,860	31,722	691	2015	2000	400 Gilkey Road
Burnaby, BC	8,119	7,623	13,844	-	7,623	13,844	445	2014	2006	7195 Canada Way
Byrdstown, TN	-	-	2,414	1,534	1,265	2,683	1,917	2004	2003	129 Hillcrest Dr.
Calgary, AB	16,917	2,341	42,768	-	2,341	42,768	1,306	2014	1993	1729-90th Avenue SW
Calgary, AB	28,055	4,569	70,199	-	4,569	70,199	2,123	2014	2001	500 Midpark Way SE
Cambridge, MD	-	490	15,843	207	490	16,050	2,091	2011	1998	525 Glenburn Avenue
Camrose, AB	13,824	1,019	20,678	-	1,019	20,678	596	2014	1972	6821-50 Avenue
Canton, MA	-	820	8,201	263	820	8,464	5,133	2002	2009	One Meadowbrook Way
Canton, NC	-	130	5,357	700	130	6,057	156	2014	1957	27 North Main Street
Canton, OH	-	300	2,098	-	300	2,098	967	1998	1973	1119 Perry Dr., N.W.
Cape Coral, FL	-	530	3,281	-	530	3,281	1,240	2002	2015	911 Santa Barbara Blvd.
Cape Coral, FL	8,894	760	18,868	-	760	18,868	1,768	2012	1990	831 Santa Barbara Boulevard
Cape May Court House, NJ	-	1,440	17,002	1,155	1,440	18,157	735	2014	1991	144 Magnolia Drive
Carmel, IN	-	1,700	19,491	-	1,700	19,491	322	2015	2001	12315 Pennsylvania Street
Carrollton, TX	-	4,280	31,444	734	4,280	32,178	1,668	2013	1996	2105 North Josey Lane
Carson City, NV	-	520	8,238	250	520	8,488	491	2013	2008	1111 W. College Parkway
Cary, NC	-	1,500	4,350	986	1,500	5,336	2,312	1998	2002	111 MacArthur
Castleton, IN	-	920	15,137	-	920	15,137	512	2014	2014	8405 Clearvista Lake
Catonsville, MD	-	1,330	15,003	549	1,330	15,552	2,088	2011	2013	16 Fusting Avenue
Cedar Grove, NJ	-	1,830	10,939	10	1,830	10,949	1,538	2011	1900	25 East Lindsley Road
Cedar Grove, NJ	-	2,850	27,737	20	2,850	27,757	3,667	2011	2001	536 Ridge Road
Centreville, MD(2)	-	600	14,602	241	600	14,843	1,982	2011	2001	205 Armstrong Avenue
Chapel Hill, NC	-	354	2,646	783	354	3,429	1,268	2002	1979	100 Lanark Rd.
Chapel Hill, NC	-	470	7,512	906	470	8,418	270	2014	1965	405 Smith Level Road
Charles Town, WV	-	230	22,834	29	230	22,863	2,867	2011	2015	219 Prospect Ave
Charleston, WV	-	440	17,575	298	440	17,873	2,249	2011	1985	1000 Association Drive, North Gate Business Park
Charleston, WV	-	410	5,430	14	410	5,444	778	2011	1997	699 South Park Road
Chatham, VA	-	320	14,039	-	320	14,039	494	2014	1997	100 Rorer Street
Chelmsford, MA	-	1,040	10,951	1,499	1,040	12,450	3,712	2003	2005	4 Technology Dr.
Chester, VA	-	1,320	18,127	-	1,320	18,127	618	2014	1998	12001 Iron Bridge Road
Chicago, IL	-	1,800	19,256	-	1,800	19,256	1,916	2012	1998	6700 South Keating Avenue
Chicago, IL	-	2,900	17,016	-	2,900	17,016	1,717	2012	1997	4239 North Oak Park Avenue
Chickasha, OK	-	85	1,395	-	85	1,395	733	1996	2005	801 Country Club Rd.
Cinnaminson, NJ	-	860	6,663	149	860	6,812	1,026	2011	2001	1700 Wynwood Drive
Citrus Heights, CA	14,506	2,300	31,876	589	2,300	32,465	6,427	2010	1998	7418 Stock Ranch Rd.
Claremore, OK	-	155	1,427	6,130	155	7,557	1,037	1996	1972	1605 N. Hwy. 88
Clarks Summit, PA	-	600	11,179	15	600	11,194	1,563	2011	1999	100 Edella Road
Clarks Summit, PA	-	400	6,529	54	400	6,583	936	2011	1974	150 Edella Road
Clarksville, TN	-	330	2,292	-	330	2,292	1,050	1998	2002	2183 Memorial Dr.
Clayton, NC	-	520	15,733	-	520	15,733	480	2014	2011	84 Johnson Estate Road
Cleburne, TX	-	520	5,369	-	520	5,369	1,234	2006	1997	402 S Colonial Drive
Clevedon, UKK	-	3,392	20,233	-	3,392	20,233	712	2014	1988	18/19 Elton Road
Cleveland, TN	-	350	5,000	122	350	5,122	2,068	2001	1998	2750 Executive Park N.W.
Clinton, MD	-	2,330	20,876	591	2,330	21,467	2,170	2012	2006	7520 Surratts Road
Cloquet, MN	-	340	4,660	120	340	4,780	566	2011	1997	705 Horizon Circle
Cobham, UKJ	-	11,723	29,871	-	11,723	29,871	1,888	2013	1983	Redhill Road
Colchester, CT	-	980	4,860	495	980	5,355	874	2011	1996	59 Harrington Court
Colorado Springs, CO	-	4,280	62,168	-	4,280	62,168	534	2015	1997	1605 Elm Creek View
Colts Neck, NJ	-	780	14,733	1,147	1,016	15,644	2,127	2010	1965	3 Meridian Circle
Columbia, TN	-	341	2,295	-	341	2,295	1,058	1999	1987	5011 Trotwood Ave.
Columbia, TN	-	590	3,787	-	590	3,787	1,719	2003	1986	1410 Trotwood Ave.
Columbia, SC	-	2,120	4,860	5,709	2,120	10,569	3,826	2003	2001	731 Polo Rd.
Columbia Heights, MN	-	825	14,175	163	825	14,338	1,601	2011	1900	3807 Hart Boulevard
Columbus, IN	-	610	3,190	-	610	3,190	500	2010	1990	2564 Foxpointe Dr.
Columbus, OH	-	530	5,170	8,255	1,070	12,885	3,637	2005	1967	1425 Yorkland Rd.
Columbus, OH	-	1,010	5,022	-	1,010	5,022	1,565	2006	2000	1850 Crown Park Ct.
Columbus, OH	-	1,010	4,931	13,620	1,860	17,701	4,946	2006	2009	5700 Karl Rd.
Columbus, IN	-	530	6,710	-	530	6,710	2,377	2002	2013	2011 Chapa Dr.
Concord, NC	-	550	3,921	55	550	3,976	1,516	2003	1989	2452 Rock Hill Church Rd.
Concord, NH	-	780	18,423	446	780	18,869	2,378	2011	2010	20 Maitland Street
Concord, NH	-	1,760	43,179	568	1,760	43,747	5,518	2011	2013	239 Pleasant Street
Concord, NH	-	720	3,041	340	720	3,381	529	2011	1998	227 Pleasant Street
Congleton, UKD	-	2,433	6,120	-	2,433	6,120	176	2014	2009	Rood Hill
Conroe, TX	-	980	7,771	-	980	7,771	1,278	2009	1968	903 Longmire Road
Conyers, GA	-	2,740	19,302	227	2,740	19,529	1,725	2012	2000	1504 Renaissance Drive
Coppell, TX	-	1,550	8,386	-	1,550	8,386	253	2012	1964	1530 East Sandy Lake Road
Cortland, NY	-	700	18,041	58	700	18,099	1,518	2012	1997	839 Bennie Road
Coventry, UKG	-	2,345	16,530	-	2,345	16,530	332	2015	1998	Banner Lane, Tile Hill
Crawfordsville, IN	-	720	17,239	1,426	720	18,665	599	2014	1997	517 Concord Road
Crown Point, IN	-	920	20,044	-	920	20,044	285	2015	1970	1555 South Main Street
Dallas, OR	-	410	9,427	-	410	9,427	160	2015	1986	664 SE Jefferson
Daniels, WV	-	200	17,320	50	200	17,370	2,194	2011	1997	1631 Ritter Drive
Danville, VA	-	410	3,954	722	410	4,676	1,634	2003	1984	149 Executive Ct.
Danville, VA	-	240	8,436	-	240	8,436	293	2014	2001	508 Rison Street
Daphne, AL	-	2,880	8,670	127	2,880	8,797	876	2012	2006	27440 County Road 13
Dedham, MA	-	1,360	9,830	-	1,360	9,830	3,964	2002	1972	10 CareMatrix Dr.
Defuniak Springs, FL	-	1,350	10,250	-	1,350	10,250	2,751	2006	2007	785 S. 2nd St.
Denton, TX	-	1,760	8,305	-	1,760	8,305	1,025	2010	1986	2125 Brinker Rd
Derby, UKF	-	-	-	12,600	2,728	9,872	82	2014	1997	Rykneld Road
Dover, DE	-	400	7,717	38	400	7,755	1,075	2011	1999	1203 Walker Road
Dover, DE	-	600	22,266	90	600	22,356	2,886	2011	2001	1080 Silver Lake Blvd.
Drayton Valley, AB	-	614	10,198	-	614	10,198	292	2014	1999	3902-47 Street
Dresher, PA	-	2,060	40,236	917	2,083	41,130	5,259	2010	1980	1405 N. Limekiln Pike
Dundalk, MD(2)	-	1,770	32,047	784	1,770	32,831	4,198	2011	1996	7232 German Hill Road
Durham, NC	-	1,476	10,659	2,196	1,476	12,855	10,052	1997	2015	4434 Ben Franklin Blvd.
Dyer, IN	-	1,800	25,061	-	1,800	25,061	178	2015	2008	1532 Calumet Avenue
Eagan, MN	17,000	2,260	31,643	-	2,260	31,643	137	2015	1980	3810 Alder Avenue
East Brunswick, NJ	-	1,380	34,229	619	1,380	34,848	3,925	2011	2003	606 Cranbury Rd.
East Norriton, PA	-	1,200	28,129	1,084	1,262	29,151	3,776	2010	2002	2101 New Hope St
Eastbourne, UKJ	-	4,866	29,210	-	4,866	29,210	1,013	2014	2015	Carew Road
Easton, MD	-	900	24,539	-	900	24,539	3,266	2011	1999	610 Dutchman's Lane
Eatontown, NJ	-	1,190	23,358	68	1,190	23,426	3,088	2011	1982	3 Industrial Way East
Eden, NC	-	390	4,877	-	390	4,877	1,701	2003	1968	314 W. Kings Hwy.
Edmond, OK	-	410	8,388	-	410	8,388	877	2012	1998	15401 North Pennsylvania Avenue
Edmond, OK	-	1,810	14,849	112	1,810	14,961	618	2014	1996	1225 Lakeshore Drive
El Paso, TX	-	1,420	12,394	284	1,420	12,678	529	2014	1988	435 S Mesa Hills Drive
Elizabeth City, NC	-	200	2,760	2,011	200	4,771	1,928	1998	1997	400 Hastings Lane
Elizabethton, TN	-	310	4,604	336	310	4,940	2,012	2001	1976	1200 Spruce Lane
Emeryville, CA	-	2,560	57,491	-	2,560	57,491	2,206	2014	1981	1440 40th Street
Englewood, NJ	-	930	4,514	17	930	4,531	658	2011	2002	333 Grand Avenue
Englishtown, NJ	-	690	12,520	987	765	13,431	1,849	2010	2006	49 Lasatta Ave
Erin, TN	-	440	8,060	134	440	8,194	3,196	2001	1962	242 Rocky Hollow Rd.
Eugene, OR	-	800	5,822	-	800	5,822	102	2015	1999	4550 West Amazon Drive
Eureka, KS	-	50	3,950	-	50	3,950	-	2015	2010	1820 E River St
Everett, WA	-	1,400	5,476	-	1,400	5,476	2,428	1999	1998	2015 Lake Heights Dr.
Fair Lawn, NJ	-	2,420	24,504	444	2,420	24,948	3,253	2011	1991	12-15 Saddle River Road
Fairfield, CA	-	1,460	14,040	1,541	1,460	15,581	5,530	2002	1991	3350 Cherry Hills St.
Fairhope, AL	-	570	9,119	-	570	9,119	904	2012	1973	50 Spring Run Road
Fall River, MA	-	620	5,829	4,856	620	10,685	4,708	1996	1908	1748 Highland Ave.
Fall River, MA	-	920	34,715	208	920	34,923	4,498	2011	2012	4901 North Main Street
Fanwood, NJ	-	2,850	55,175	818	2,850	55,993	6,238	2011	2015	295 South Ave.
Faribault, MN	-	780	11,539	-	780	11,539	50	2015	1980	828 1st Street NE
Farnborough, UKJ	-	2,433	6,857	-	2,433	6,857	192	2014	1987	Bruntile Close, Reading Road
Fayetteville, PA	-	2,150	32,951	-	2,150	32,951	362	2015	2015	6375 Chambersburg Road
Fayetteville, GA	-	560	12,665	309	560	12,974	1,116	2012	1983	1967 Highway 54 West
Fayetteville, NY	-	410	3,962	500	410	4,462	1,652	2001	2011	5125 Highbridge St.
Findlay, OH	-	200	1,800	-	200	1,800	891	1997	1999	725 Fox Run Rd.
Fishers, IN	-	1,500	14,500	-	1,500	14,500	2,315	2010	1993	9745 Olympia Dr.
Florence, NJ	-	300	2,978	-	300	2,978	1,120	2002	1997	901 Broad St.
Florence, AL	6,985	353	13,049	200	385	13,217	2,542	2010	1998	3275 County Road 47
Flourtown, PA	-	1,800	14,830	203	1,800	15,033	2,011	2011	2009	350 Haws Lane
Flower Mound, TX	-	1,800	8,414	-	1,800	8,414	254	2011	1999	4141 Long Prairie Road
Follansbee, WV	-	640	27,670	49	640	27,719	3,541	2011	2000	840 Lee Road
Folsom, CA	-	-	33,600	-	1,582	32,018	2,129	2013	2010	330 Montrose Drive
Forest City, NC	-	320	4,497	-	320	4,497	1,586	2003	1987	493 Piney Ridge Rd.
Fort Ashby, WV	-	330	19,566	123	330	19,689	2,464	2011	2011	Diane Drive, Box 686
Fort Collins, CO	-	3,680	58,608	-	3,680	58,608	502	2015	2001	4750 Pleasant Oak Drive
Fort Wayne, IN	-	170	8,232	-	170	8,232	1,926	2006	1994	2626 Fairfield Ave.
Fort Worth, TX	-	450	13,615	5,086	450	18,701	2,417	2010	1902	425 Alabama Ave.
Franconia, NH	-	360	11,320	70	360	11,390	1,491	2011	2000	93 Main Street
Franklin, NH	-	430	15,210	47	430	15,257	1,978	2011	1999	7 Baldwin Street
Frederick, MD	-	-	-	18,942	2,550	16,392	78	2013	1999	347 Ballenger Center Drive
Fredericksburg, VA	-	1,000	20,000	1,200	1,000	21,200	5,796	2005	2012	3500 Meekins Dr.
Fredericksburg, VA	-	590	28,611	35	590	28,646	3,632	2011	1962	11 Dairy Lane
Fredericksburg, VA	-	3,700	22,016	59	3,700	22,075	1,856	2012	2012	12100 Chancellors Village
Fredericksburg, VA	-	1,130	23,202	-	1,130	23,202	728	2014	2014	140 Brimley Drive
Fredonia, KS	-	40	460	-	40	460	-	2015	1990	2111 E Washington St
Fremont, CA	18,860	3,400	25,300	3,203	3,456	28,447	7,578	2005	1980	2860 Country Dr.
Fresno, CA	-	2,500	35,800	118	2,500	35,918	6,803	2008	1992	7173 North Sharon Avenue
Gambrills, MD	-	2,500	16,726	-	2,500	16,726	765	2012	2014	1219 Waugh Chapel Road
Gardner, MA	-	480	10,210	27	480	10,237	1,402	2011	2009	32 Hospital Hill Road
Gardner, KS	-	200	2,800	-	200	2,800	-	2015	1998	869 Juniper Terrace
Gardnerville, NV	12,189	1,143	10,831	1,075	1,164	11,885	8,346	1998	1996	1565-A Virginia Ranch Rd.
Gastonia, NC	-	470	6,129	-	470	6,129	2,100	2003	2005	1680 S. New Hope Rd.
Gastonia, NC	-	310	3,096	22	310	3,118	1,141	2003	1978	1717 Union Rd.
Gastonia, NC	-	400	5,029	120	400	5,149	1,780	2003	2002	1750 Robinwood Rd.
Georgetown, TX	-	200	2,100	-	200	2,100	1,027	1997	1997	2600 University Dr., E.
Gettysburg, PA	-	590	8,913	90	590	9,003	1,295	2011	2007	867 York Road
Gig Harbor, WA	5,120	1,560	15,947	253	1,583	16,177	3,043	2010	1905	3213 45th St. Court NW
Glastonbury, CT	-	1,950	9,532	909	2,360	10,031	1,420	2011	2001	72 Salmon Brook Drive
Glen Mills, PA	-	690	9,110	165	690	9,275	1,276	2011	1997	549 Baltimore Pike
Glenside, PA	-	1,940	16,867	153	1,940	17,020	2,265	2011	2000	850 Paper Mill Road
Graceville, FL	-	150	13,000	-	150	13,000	3,393	2006	1991	1083 Sanders Ave.
Grafton, WV	-	280	18,824	37	280	18,861	2,374	2011	2007	8 Rose Street
Granbury, TX	-	2,040	30,670	149	2,040	30,819	3,824	2011	1900	100 Watermark Boulevard
Granbury, TX	-	2,550	2,940	400	2,550	3,340	362	2012	1998	916 East Highway 377
Grand Ledge, MI	-	1,150	16,286	5,119	1,150	21,405	2,568	2010	2013	4775 Village Dr
Granger, IN	-	1,670	21,280	2,401	1,670	23,681	3,154	2010	2001	6330 North Fir Rd
Grapevine, TX	-	-	-	19,692	2,220	17,472	220	2013	1999	4545 Merlot Drive
Grass Valley, CA	4,268	260	7,667	170	260	7,837	426	2013	2001	415 Sierra College Drive
Greendale, WI	-	2,060	35,383	522	2,060	35,905	3,566	2012	2006	5700 Mockingbird Lane
Greeneville, TN	-	400	8,290	507	400	8,797	2,882	2004	2005	106 Holt Ct.
Greenfield, WI	-	-	15,204	-	890	14,314	885	2013	1993	5017 South 110th Street
Greensboro, NC	-	330	2,970	554	330	3,524	1,262	2003	1966	5809 Old Oak Ridge Rd.
Greensboro, NC	-	560	5,507	1,013	560	6,520	2,316	2003	2007	4400 Lawndale Dr.
Greensboro, NC	-	350	6,634	572	350	7,206	230	2014	1987	5918 Netfield Road
Greenville, SC	-	310	4,750	-	310	4,750	1,572	2004	1980	23 Southpointe Dr.
Greenville, NC	-	290	4,393	168	290	4,561	1,559	2003	1996	2715 Dickinson Ave.
Greenwood, IN	-	1,550	22,770	81	1,550	22,851	3,138	2010	1992	2339 South SR 135
Groton, CT	-	2,430	19,941	895	2,430	20,836	2,912	2011	1996	1145 Poquonnock Road
Haddonfield, NJ	-	-	-	16,883	520	16,363	288	2011	2004	132 Warwick Road
Hamburg, PA	-	840	10,543	191	840	10,734	1,595	2011	2009	125 Holly Road
Hamilton, NJ	-	440	4,469	-	440	4,469	1,667	2001	1994	1645 Whitehorse-Mercerville Rd.
Hanford, UKG	-	1,652	11,748	-	1,652	11,748	750	2013	1999	Bankhouse Road
Hanover, IN	-	210	4,430	-	210	4,430	1,499	2004	1999	188 Thornton Rd
Harleysville, PA	-	960	11,355	-	960	11,355	1,999	2008	2000	695 Main Street
Harriman, TN	-	590	8,060	158	590	8,218	3,374	2001	2015	240 Hannah Rd.
Harrow, UKI	-	8,848	9,880	-	8,848	9,880	296	2014	1997	177 Preston Hill
Hatboro, PA	-	-	28,112	1,746	-	29,858	3,706	2011	2000	3485 Davisville Road
Hatfield, UKH	-	3,495	8,997	-	3,495	8,997	579	2013	2007	St Albans Road East
Haverford, PA	-	1,880	33,993	836	1,883	34,826	4,449	2010	2014	731 Old Buck Lane
Hemet, CA	-	870	3,405	-	870	3,405	760	2007	2009	25818 Columbia St.
Hemet, CA	-	1,890	28,606	985	1,899	29,582	8,109	2010	2014	1001 N. Lyon Ave
Hemet, CA	-	430	9,630	921	430	10,551	1,705	2010	1977	1001 N. Lyon Ave
Herne Bay, UKJ	-	2,271	29,109	-	2,271	29,109	2,196	2013	1996	165 Reculver Road
Hiawatha, KS	-	40	4,210	-	40	4,210	-	2015	2009	400 Kansas Ave
Hickory, NC	-	290	987	232	290	1,219	581	2003	1988	2530 16th St. N.E.
High Point, NC	-	560	4,443	793	560	5,236	1,838	2003	2015	1568 Skeet Club Rd.
High Point, NC	-	370	2,185	410	370	2,595	973	2003	2009	1564 Skeet Club Rd.
High Point, NC	-	330	3,395	28	330	3,423	1,211	2003	2001	201 W. Hartley Dr.
High Point, NC	-	430	4,143	-	430	4,143	1,452	2003	1996	1560 Skeet Club Rd.
High River, AB	-	954	34,317	-	954	34,317	985	2014	1966	660 7th Street
Highland Park, IL	-	2,820	15,832	189	2,820	16,021	1,293	2011	2012	1651 Richfield Avenue
Highlands Ranch, CO	-	940	3,721	4,983	940	8,704	1,666	2002	2012	9160 S. University Blvd.
Hilltop, WV	-	480	25,355	15	480	25,370	3,247	2011	1994	Saddle Shop Road
Hinckley, UKF	-	2,581	5,013	-	2,581	5,013	353	2013	2009	Tudor Road
Hockessin, DE	-	1,120	6,308	889	1,120	7,197	279	2014	1989	100 Saint Claire Drive
Hollywood, FL	-	1,240	13,806	436	1,240	14,242	1,257	2012	2013	3880 South Circle Drive
Holton, KS	-	40	7,460	-	40	7,460	-	2015	1994	410 Juniper Dr
Homestead, FL	-	2,750	11,750	-	2,750	11,750	3,137	2006	1998	1990 S. Canal Dr.
Houston, TX	-	5,090	9,471	-	5,090	9,471	1,882	2007	1986	15015 Cypress Woods Medical Drive
Howell, NJ	9,470	1,066	21,577	270	1,069	21,844	2,900	2010	2014	100 Meridian Place
Huntington, WV	-	800	32,261	126	800	32,387	4,155	2011	1999	101 13th Street
Huron, OH	-	160	6,088	1,452	160	7,540	2,028	2005	1981	1920 Cleveland Rd. W.
Hurricane, WV	-	620	21,454	804	620	22,258	2,862	2011	2012	590 N Poplar Fork Road
Hutchinson, KS	-	600	10,590	194	600	10,784	3,173	2004	1900	2416 Brentwood
Indianapolis, IN	-	495	6,287	22,565	495	28,852	9,194	2006	2001	8616 W. Tenth St.
Indianapolis, IN	-	255	2,473	12,123	255	14,596	4,552	2006	1984	8616 W.Tenth St.
Indianapolis, IN	-	870	14,688	-	870	14,688	499	2014	1999	1635 N Arlington Avenue
Indianapolis, IN	-	890	18,781	-	890	18,781	570	2014	1966	5404 Georgetown Road
Jackson, NJ	-	6,500	26,405	2,193	6,500	28,598	2,346	2012	1988	2 Kathleen Drive
Jacksonville Beach, FL	-	1,210	26,207	472	1,210	26,679	2,282	2012	1999	1700 The Greens Way
Jamestown, TN	-	-	6,707	508	-	7,215	5,289	2004	2010	208 N. Duncan St.
Jefferson, OH	-	80	9,120	-	80	9,120	2,664	2006	1964	222 Beech St.
Jupiter, FL	-	3,100	47,453	563	3,100	48,016	3,950	2012	2014	110 Mangrove Bay Way
Kansas City, KS	-	700	20,116	-	700	20,116	45	2015	1968	8900 Parallel Parkway
Keene, NH	-	530	9,639	284	530	9,923	1,259	2011	2014	677 Court Street
Kenner, LA	-	1,100	10,036	328	1,100	10,364	8,040	1998	2009	1600 Joe Yenni Blvd
Kennesaw, GA	-	940	10,848	388	940	11,236	1,006	2012	1999	5235 Stilesboro Road
Kennett Square, PA	-	1,050	22,946	239	1,083	23,151	2,993	2010	1928	301 Victoria Gardens Dr.
Kennewick, WA	-	1,820	27,991	715	1,834	28,692	6,421	2010	1998	2802 W 35th Ave
Kent, WA	-	940	20,318	10,470	940	30,788	6,082	2007	1998	24121 116th Avenue SE
Kirkland, WA	-	1,880	4,315	683	1,880	4,998	1,554	2003	2014	6505 Lakeview Dr.
Kirkstall, UKE	-	2,912	11,253	-	2,912	11,253	720	2013	1980	29 Broad Lane
Kokomo, IN	-	710	16,044	-	710	16,044	544	2014	2000	2200 S. Dixon Rd
Laconia, NH	-	810	14,434	496	810	14,930	1,963	2011	1981	175 Blueberry Lane
Lafayette, CO	-	1,420	20,192	-	1,420	20,192	288	2015	1900	329 Exempla Circle
Lafayette, IN	-	670	16,833	-	670	16,833	375	2015	2010	2402 South Street
Lafayette, LA	-	1,928	10,483	25	1,928	10,509	3,650	2006	1993	204 Energy Parkway
Lake Barrington, IL	-	3,400	66,179	46	3,400	66,225	5,448	2012	1999	22320 Classic Court
Lake Zurich, IL	-	1,470	9,830	-	1,470	9,830	1,245	2011	1900	550 America Court
Lakeway, TX	-	5,142	18,574	3,029	5,142	21,603	1,214	2007	2005	2000 Medical Dr
Lakewood, CO	-	2,160	28,091	49	2,160	28,140	1,350	2014	1900	7395 West Eastman Place
Lakewood Ranch, FL	-	650	6,714	1,988	650	8,702	751	2011	1998	8230 Nature's Way
Lakewood Ranch, FL	6,981	1,000	22,388	-	1,000	22,388	2,059	2012	2007	8220 Natures Way
Lancaster, CA	9,742	700	15,295	625	712	15,907	3,391	2010	2012	43051 15th St. West
Lancaster, PA	-	890	7,623	79	890	7,702	1,142	2011	1999	336 South West End Ave
Lancaster, NH	-	430	15,804	160	430	15,964	2,059	2011	1986	91 Country Village Road
Lancaster, NH	-	160	434	28	160	462	116	2011	2013	63 Country Village Road
Langhorne, PA	-	1,350	24,881	117	1,350	24,998	3,316	2011	1900	262 Toll Gate Road
LaPlata, MD(2)	-	700	19,068	466	700	19,534	2,563	2011	1900	One Magnolia Drive
Las Vegas, NV	-	580	23,420	-	580	23,420	2,715	2011	1969	2500 North Tenaya Way
Lawrence, KS	3,497	250	8,716	-	250	8,716	792	2012	1998	3220 Peterson Road
Lebanon, NH	-	550	20,138	64	550	20,202	2,612	2011	1989	24 Old Etna Road
Lecanto, FL	-	200	6,900	-	200	6,900	2,191	2004	2007	2341 W. Norvell Bryant Hwy.
Lee, MA	-	290	18,135	926	290	19,061	7,035	2002	1905	600 & 620 Laurel St.
Leeds, UKE	-	2,359	15,824	-	2,359	15,824	276	2015	2011	100 Grove Lane
Leicester, UKF	-	3,657	29,177	-	3,657	29,177	2,309	2012	2001	307 London Road
Lenoir, NC	-	190	3,748	641	190	4,389	1,533	2003	1984	1145 Powell Rd., N.E.
Leominster, MA	-	530	6,201	25	530	6,226	945	2011	1900	44 Keystone Drive
Lethbridge, AB	1,487	1,214	2,750	-	1,214	2,750	113	2014	1996	785 Columbia Boulevard West
Lethbridge, AB	3,052	618	6,855	-	618	6,855	197	2014	2012	1730 10th Avenue
Lewisburg, WV	-	260	3,699	70	260	3,769	572	2011	1997	331 Holt Lane
Lexana, KS	-	480	1,770	-	480	1,770	-	2015	1900	8710 Caenen Lake Rd
Lexington, KY	-	1,980	21,258	-	1,980	21,258	692	2014	2000	2531 Old Rosebud Road
Lexington, NC	-	200	3,900	1,015	200	4,915	1,780	2002	2002	161 Young Dr.
Libertyville, IL	-	6,500	40,024	-	6,500	40,024	5,165	2011	2005	901 Florsheim Dr
Lichfield, UKG	-	1,652	36,246	-	1,652	36,246	701	2015	2007	Wissage Road
Lillington, NC	-	470	17,579	-	470	17,579	575	2014	1900	54 Red Mulberry Way
Lillington, NC	-	500	16,451	-	500	16,451	506	2014	1900	2041 NC-210 N
Lincoln, NE	-	390	13,807	-	390	13,807	2,059	2010	1971	7208 Van Dorn St.
Linwood, NJ	-	800	21,984	799	838	22,745	3,041	2010	2003	432 Central Ave
Linwood, NJ	-	2,310	14,912	-	2,310	14,912	37	2015	1900	201 New Road
Litchfield, CT	-	1,240	17,908	10,893	1,250	28,792	2,504	2010	2008	19 Constitution Way
Little Neck, NY	-	3,350	38,461	1,176	3,357	39,630	5,138	2010	1997	55-15 Little Neck Pkwy.
Livermore, CA	9,837	4,100	24,996	-	4,100	24,996	740	2014	2015	35 Fenton Street
Loganville, GA	-	1,430	22,912	557	1,430	23,469	2,174	2012	1900	690 Tommy Lee Fuller Drive
London, UKI	-	20,792	182,448	-	20,792	182,448	3,824	2015	2006	53 Parkside
London, UKI	-	4,719	32,497	-	4,719	32,497	681	2015	2013	49 Parkside
London, UKI	-	6,046	13,355	-	6,046	13,355	280	2015	1998	17-19 View Road
Longview, TX	-	610	5,520	-	610	5,520	1,278	2006	1999	311 E Hawkins Pkwy
Longwood, FL	-	1,260	6,445	-	1,260	6,445	792	2011	2009	425 South Ronald Reagan Boulevard
Louisburg, KS	-	280	4,320	-	280	4,320	-	2015	1995	202 Rogers St
Louisville, KY	-	490	10,010	2,768	490	12,778	3,822	2005	1998	4604 Lowe Rd
Louisville, KY	-	430	7,135	163	430	7,298	3,007	2002	1991	2529 Six Mile Lane
Louisville, KY	-	350	4,675	133	350	4,808	2,010	2002	1999	1120 Cristland Rd.
Lowell, MA	-	1,070	13,481	103	1,070	13,584	1,887	2011	1987	841 Merrimack Street
Lowell, MA	-	680	3,378	30	680	3,408	579	2011	1997	30 Princeton Blvd
Loxley, UKE	-	1,637	18,727	-	1,637	18,727	1,405	2013	1999	Loxley Road
Lutherville, MD	-	1,100	19,786	1,579	1,100	21,365	2,706	2011	2013	515 Brightfield Road
Lynchburg, VA	-	340	16,114	-	340	16,114	532	2014	1986	189 Monica Blvd
Macungie, PA	-	960	29,033	16	960	29,049	3,700	2011	1968	1718 Spring Creek Road
Mahwah, NJ	-	-	-	28,844	1,605	27,239	408	2012	1978	15 Edison Road
Manahawkin, NJ	-	1,020	20,361	122	1,020	20,483	2,694	2011	2012	1361 Route 72 West
Manalapan, NJ	-	900	22,624	257	900	22,881	2,592	2011	1985	445 Route 9 South
Manassas, VA	-	750	7,446	530	750	7,976	2,513	2003	1997	8341 Barrett Dr.
Manchester, NH	-	1,080	3,059	581	1,080	3,640	122	2014	2009	191 Hackett Hill Road
Mankato, MN	12,839	1,460	32,104	-	1,460	32,104	138	2015	1996	100 Dublin Road
Mansfield, TX	-	660	5,251	-	660	5,251	1,229	2006	1998	2281 Country Club Dr
Manteca, CA	5,987	1,300	12,125	1,566	1,312	13,679	4,039	2005	2001	430 N. Union Rd.
Marianna, FL	-	340	8,910	-	340	8,910	2,319	2006	1971	2600 Forest Glenn Tr.
Marietta, GA	-	1,270	10,519	447	1,270	10,966	962	2012	1975	3039 Sandy Plains Road
Marietta, PA	-	1,050	13,633	-	1,050	13,633	150	2015	2001	2760 Maytown Road
Marion, IN	-	720	12,750	1,136	720	13,886	446	2014	2000	614 W. 14th Street
Marion, IN	-	990	9,190	824	990	10,014	382	2014	2014	505 N. Bradner Avenue
Marlborough, UKK	-	3,200	8,155	-	3,200	8,155	239	2014	1984	The Common
Marlinton, WV	-	270	8,430	11	270	8,441	1,135	2011	2003	Stillwell Road, Route 1
Marlton, NJ	-	-	38,300	2,894	-	41,194	7,404	2008	1989	92 Brick Road
Marmet, WV	-	540	26,483	-	540	26,483	3,322	2011	2011	1 Sutphin Drive
Martinsburg, WV	-	340	17,180	50	340	17,230	2,178	2011	2009	2720 Charles Town Road
Martinsville, VA	-	349	-	-	349	-	-	2003	1998	Rolling Hills Rd. & US Hwy. 58
Marysville, WA	4,436	620	4,780	903	620	5,683	1,738	2003	2013	9802 48th Dr. N.E.
Matawan, NJ	-	1,830	20,618	7	1,830	20,625	2,360	2011	1995	625 State Highway 34
Matthews, NC	-	560	4,738	-	560	4,738	1,699	2003	1995	2404 Plantation Center Dr.
McHenry, IL	-	1,576	-	-	1,576	-	-	2006	1998	5200 Block of Bull Valley Road
McKinney, TX	-	1,570	7,389	-	1,570	7,389	1,237	2009	2013	2701 Alma Rd.
McMinnville, OR	-	720	7,984	-	720	7,984	138	2015	1994	3121 NE Cumulus Avenue
McMurray, PA	-	1,440	15,805	3,601	1,440	19,406	1,998	2010	2000	240 Cedar Hill Dr
Mechanicsburg, PA	-	1,350	16,650	-	1,350	16,650	1,976	2011	1965	4950 Wilson Lane
Medicine Hat, AB	2,440	932	5,566	-	932	5,566	180	2014	1999	65 Valleyview Drive SW
Melbourne, FL	-	7,070	48,257	13,444	7,070	61,701	9,939	2007	1975	7300 Watersong Lane
Melville, NY	-	4,280	73,283	3,798	4,292	77,069	9,676	2010	1997	70 Pinelawn Rd
Memphis, TN	-	940	5,963	-	940	5,963	2,327	2004	1998	1150 Dovecrest Rd.
Mendham, NJ	-	1,240	27,169	633	1,240	27,802	3,514	2011	1900	84 Cold Hill Road
Menomonee Falls, WI	-	1,020	6,984	1,652	1,020	8,636	1,602	2006	2011	W128 N6900 Northfield Drive
Mercerville, NJ	-	860	9,929	116	860	10,045	1,411	2011	1997	2240 White Horse- Merceville Road
Meriden, CT	-	1,300	1,472	5	1,300	1,477	428	2011	1998	845 Paddock Ave
Meridian, ID	-	3,600	20,802	251	3,600	21,053	7,193	2006	1978	2825 E. Blue Horizon Dr.
Merrillville, IN	-	700	11,699	154	700	11,853	2,457	2007	1976	9509 Georgia St.
Mesa, AZ	5,913	950	9,087	801	950	9,888	4,076	1999	2001	7231 E. Broadway
Middleburg Heights, OH	-	960	7,780	-	960	7,780	2,366	2004	1999	15435 Bagley Rd.
Middleton, WI	-	420	4,006	600	420	4,606	1,575	2001	1997	6701 Stonefield Rd.
Middletown, RI	-	1,480	19,703	-	1,480	19,703	2,629	2011	2014	333 Green End Avenue
Midland, MI	-	200	11,025	5,522	200	16,547	1,681	2010	2001	2325 Rockwell Dr
Milford, DE	-	400	7,816	39	400	7,855	1,087	2011	1994	500 South DuPont Boulevard
Milford, DE	-	680	19,216	58	680	19,274	2,552	2011	2001	700 Marvel Road
Mill Creek, WA	27,255	10,150	60,274	935	10,179	61,179	14,264	2010	2007	14905 Bothell-Everett Hwy
Millville, NJ	-	840	29,944	104	840	30,048	3,891	2011	2010	54 Sharp Street
Milton Keynes, UKJ	-	2,182	22,296	-	2,182	22,296	444	2015	1994	Tunbridge Grove, Kents Hill
Milwaukie, OR	-	400	6,782	-	400	6,782	117	2015	1995	5770 SE Kellogg Creek Drive
Mishawaka, IN	-	740	16,114	-	740	16,114	557	2014	2001	60257 Bodnar Blvd
Missoula, MT	-	550	7,490	377	550	7,867	2,151	2005	1987	3620 American Way
Monclova, OH	-	1,750	11,868	-	1,750	11,868	1,034	2011	1996	6935 Monclova Road
Monmouth Junction, NJ	-	720	6,209	57	720	6,266	929	2011	1988	2 Deer Park Drive
Monroe, NC	-	470	3,681	648	470	4,329	1,549	2003	2009	918 Fitzgerald St.
Monroe, NC	-	310	4,799	857	310	5,656	1,911	2003	1951	919 Fitzgerald St.
Monroe, NC	-	450	4,021	114	450	4,135	1,478	2003	1999	1316 Patterson Ave.
Monroe, WA	-	2,560	34,460	519	2,584	34,955	6,720	2010	2008	15465 179th Ave. SE
Monroe Township, NJ	-	3,250	27,771	-	3,250	27,771	-	2015	2012	319 Forsgate Drive
Monroe Twp, NJ	-	1,160	13,193	75	1,160	13,268	1,873	2011	1994	292 Applegarth Road
Monteagle, TN	-	310	3,318	-	310	3,318	1,401	2003	1965	218 Second St., N.E.
Monterey, TN	-	-	4,195	410	-	4,605	3,324	2004	1980	410 W. Crawford Ave.
Montville, NJ	-	3,500	31,002	575	3,500	31,577	3,635	2011	1999	165 Changebridge Rd.
Moorestown, NJ	-	2,060	51,628	1,134	2,065	52,757	6,768	2010	2012	1205 N. Church St
Moorestown, NJ	-	6,400	23,875	-	6,400	23,875	1,119	2012	1999	250 Marter Avenue
Morehead City, NC	-	200	3,104	1,648	200	4,752	1,926	1999	1988	107 Bryan St.
Morgantown, KY	-	380	3,705	615	380	4,320	1,534	2003	1981	206 S. Warren St.
Morgantown, WV	-	190	15,633	20	190	15,653	1,664	2011	2010	161 Bakers Ridge Road
Morton Grove, IL	-	1,900	19,374	159	1,900	19,533	2,146	2010	1999	5520 N. Lincoln Ave.
Mount Pleasant, SC	-	-	17,200	-	4,052	13,149	1,304	2013	2008	1200 Hospital Drive
Mount Vernon, WA	-	3,440	21,842	1,623	3,440	23,465	689	2014	1998	1810 E. Division Street
Mountain City, TN	-	220	5,896	660	220	6,556	4,484	2001	1987	919 Medical Park Dr.
Moyock, NC	-	280	13,381	-	280	13,381	428	2014	1976	141 Moyock Landing Drive
Mt. Vernon, WA	-	400	2,200	156	400	2,356	564	2006	2007	3807 East College Way
Murphy, TX	-	1,950	19,182	-	1,950	19,182	164	2015	1998	304 West FM 544
Nacogdoches, TX	-	390	5,754	-	390	5,754	1,325	2006	1988	5902 North St
Naperville, IL	-	3,470	29,547	-	3,470	29,547	3,886	2011	2004	504 North River Road
Naples, FL	-	1,716	17,306	2,075	1,738	19,358	16,781	1997	2013	1710 S.W. Health Pkwy.
Naples, FL	-	550	5,450	-	550	5,450	1,866	2004	1999	2900 12th St. N.
Nashville, TN	-	4,910	29,590	-	4,910	29,590	5,944	2008	2002	15 Burton Hills Boulevard
Nashville, TN	-	4,500	12,287	-	4,500	12,287	1,008	2011	2009	832 Wedgewood Ave
Naugatuck, CT	-	1,200	15,826	176	1,200	16,002	2,127	2011	1994	4 Hazel Avenue
Needham, MA	-	1,610	13,715	366	1,610	14,081	5,791	2002	2011	100 West St.
Neodesha, KS	-	20	430	-	20	430	-	2015	2010	400 Fir St
New Braunfels, TX	-	1,200	19,800	9,397	2,729	27,668	2,633	2011	2011	2294 East Common Street
New Haven, IN	-	176	3,524	-	176	3,524	1,434	2004	1995	1201 Daly Dr.
New Moston, UKD	-	1,770	5,233	-	1,770	5,233	349	2013	1999	90a Broadway
Newark, DE	-	560	21,220	1,488	560	22,708	6,364	2004	1997	200 E. Village Rd.
Newcastle Under Lyme, UKG	-	1,327	6,760	-	1,327	6,760	430	2013	2014	Hempstalls Lane
Newcastle-under-Lyme, UKG	-	1,345	6,618	-	1,345	6,618	194	2014	1900	Silverdale Road
Newport, VT	-	290	3,867	-	290	3,867	572	2011	1999	35 Bel-Aire Drive
Norman, OK	-	55	1,484	-	55	1,484	844	1995	1998	1701 Alameda Dr.
Norman, OK	-	1,480	33,330	-	1,480	33,330	3,001	2012	2011	800 Canadian Trails Drive
Norristown, PA	-	1,200	19,488	1,762	1,200	21,250	2,682	2011	1900	1700 Pine Street
North Andover, MA	-	950	21,817	53	950	21,870	2,842	2011	1996	140 Prescott Street
North Andover, MA	-	1,070	17,341	1,303	1,070	18,644	2,452	2011	1996	1801 Turnpike Street
North Augusta, SC	-	332	2,558	-	332	2,558	1,169	1999	1994	105 North Hills Dr.
North Bend, OR	-	1,290	7,361	-	1,290	7,361	129	2015	1991	2290 Inland Drive
North Cape May, NJ	-	600	22,266	36	600	22,302	2,882	2011	1981	700 Townbank Road
North Cape May, NJ	-	630	13,556	-	630	13,556	157	2015	2001	3809 Bayshore Road
North Cape May, NJ	-	77	151	-	77	151	-	2015	1990	610 Town Bank Road
Northampton, UKF	-	6,193	20,736	-	6,193	20,736	1,373	2013	2001	Cliftonville Road
Northampton, UKF	-	2,407	7,479	-	2,407	7,479	288	2014	2013	Cliftonville Road
Nuneaton, UKG	-	3,974	10,737	-	3,974	10,737	684	2013	2007	132 Coventry Road
Nuthall, UKF	-	1,946	7,486	-	1,946	7,486	256	2014	1991	172A Nottingham Road
Nuthall, UKF	-	2,986	12,474	-	2,986	12,474	803	2013	1900	172 Nottingham Road
Oak Hill, WV	-	240	24,506	-	240	24,506	3,068	2011	1998	422 23rd Street
Oak Hill, WV	-	170	721	-	170	721	198	2011	1999	438 23rd Street
Oakland, CA	-	4,760	16,143	-	4,760	16,143	639	2014	1994	468 Perkins Street
Ocala, FL	-	1,340	10,564	-	1,340	10,564	1,870	2008	1988	2650 SE 18TH Avenue
Ogden, UT	-	360	6,700	699	360	7,399	2,135	2004	2014	1340 N. Washington Blv.
Oklahoma City, OK	-	590	7,513	-	590	7,513	1,554	2007	2007	13200 S. May Ave
Oklahoma City, OK	-	760	7,017	-	760	7,017	1,380	2007	1979	11320 N. Council Road
Olds, AB	-	222	7,688	-	222	7,688	219	2014	2005	5600 Sunrise Crescent
Olds, AB	-	580	13,142	-	580	13,142	259	2015	1989	3300 57th Avenue
Olympia, WA	6,397	550	16,689	298	553	16,984	3,266	2010	2008	616 Lilly Rd. NE
Omaha, NE	-	370	10,230	-	370	10,230	1,550	2010	2006	11909 Miracle Hills Dr.
Omaha, NE	-	380	8,864	-	380	8,864	1,399	2010	2009	5728 South 108th St.
Ona, WV	-	950	15,998	-	950	15,998	140	2015	2009	100 Weatherholt Drive
Oneonta, NY	-	80	5,020	-	80	5,020	1,061	2007	1999	1846 County Highway 48
Orem, UT	-	2,150	24,107	-	2,150	24,107	157	2015	1995	250 East Center Street
Ormond Beach, FL	-	-	2,739	452	-	3,191	1,941	2002	1993	103 N. Clyde Morris Blvd.
Orwigsburg, PA	-	650	20,632	134	650	20,766	2,715	2011	1998	1000 Orwigsburg Manor Drive
Osage City, KS	-	50	1,700	-	50	1,700	-	2015	2001	1403 Laing St
Osawatomie, KS	-	130	2,970	-	130	2,970	-	2015	1997	1520 Parker Ave
Ottawa, KS	-	160	6,590	-	160	6,590	-	2015	1965	2250 S Elm St
Overland Park, KS	-	3,730	27,076	340	3,730	27,416	4,641	2008	1997	12000 Lamar Avenue
Overland Park, KS	-	4,500	29,105	7,295	4,500	36,400	5,210	2010	1986	6101 W 119th St
Overland Park, KS	-	410	2,840	-	410	2,840	-	2015	1952	14430 Metcalf Ave
Owasso, OK	-	215	1,380	-	215	1,380	705	1996	2000	12807 E. 86th Place N.
Owensboro, KY	-	240	6,760	609	240	7,369	2,160	1993	1972	1614 W. Parrish Ave.
Owensboro, KY	-	225	13,275	-	225	13,275	4,076	2005	2008	1205 Leitchfield Rd.
Owenton, KY	-	100	2,400	-	100	2,400	906	2005	1968	905 Hwy. 127 N.
Oxford, MI	11,038	1,430	15,791	-	1,430	15,791	2,266	2010	1979	701 Market St
Palestine, TX	-	180	4,320	1,300	180	5,620	1,357	2006	2010	1625 W. Spring St.
Palm Coast, FL	-	870	10,957	-	870	10,957	1,804	2008	1998	50 Town Ct.
Paola, KS	-	190	5,610	-	190	5,610	-	2015	1900	601 N. East Street
Paris, TX	-	490	5,452	-	490	5,452	3,331	2005	1972	750 N Collegiate Dr
Parkersburg, WV	-	390	21,288	643	390	21,931	2,775	2011	2010	723 Summers Street
Parkville, MD	-	1,350	16,071	274	1,350	16,345	2,192	2011	1996	8710 Emge Road
Parkville, MD	-	791	11,186	3	791	11,189	1,549	2011	1988	8720 Emge Road
Parkville, MD	-	1,100	11,768	-	1,100	11,768	1,612	2011	2008	1801 Wentworth Road
Paso Robles, CA	-	1,770	8,630	693	1,770	9,323	3,370	2002	1997	1919 Creston Rd.
Passaic, NJ	-	2,750	9,982	-	2,750	9,982	26	2015	1998	56 Hamilton Avenue
Pella, IA	-	870	6,716	89	870	6,805	596	2012	1972	2602 Fifield Road
Pennington, NJ	-	1,380	27,620	752	1,465	28,287	3,162	2011	1900	143 West Franklin Avenue
Pennsauken, NJ	-	900	10,780	179	900	10,959	1,645	2011	2009	5101 North Park Drive
Petoskey, MI	-	860	14,452	-	860	14,452	1,946	2011	2006	965 Hager Dr
Pewaukee, WI	-	4,700	20,669	-	4,700	20,669	6,100	2007	1985	2400 Golf Rd.
Philadelphia, PA	-	2,700	25,709	332	2,700	26,041	3,432	2011	1905	184 Bethlehem Pike
Philadelphia, PA	-	2,930	10,433	3,373	2,930	13,806	1,899	2011	2005	1526 Lombard Street
Philadelphia, PA	-	540	11,239	65	540	11,304	1,446	2011	1963	8015 Lawndale Avenue
Philadelphia, PA	-	1,810	16,898	33	1,810	16,931	2,467	2011	2001	650 Edison Avenue
Phillipsburg, NJ	-	800	21,175	193	800	21,368	2,843	2011	1982	290 Red School Lane
Phillipsburg, NJ	-	300	8,114	37	300	8,151	1,084	2011	1985	843 Wilbur Avenue
Pigeon Forge, TN	-	320	4,180	117	320	4,297	1,833	2001	1992	415 Cole Dr.
Pinehurst, NC	-	290	2,690	484	290	3,174	1,176	2003	1990	17 Regional Dr.
Piqua, OH	-	204	1,885	-	204	1,885	889	1997	1998	1744 W. High St.
Pittsburgh, PA	-	1,750	8,572	115	1,750	8,687	2,636	2005	1998	100 Knoedler Rd.
Plainview, NY	-	3,990	11,969	560	3,990	12,529	1,581	2011	1998	150 Sunnyside Blvd
Plattsmouth, NE	-	250	5,650	-	250	5,650	900	2010	2001	1913 E. Highway 34
Plymouth, MI	-	1,490	19,990	129	1,490	20,119	2,742	2010	1980	14707 Northville Rd
Ponoka, AB	3,647	418	10,831	-	418	10,831	309	2014	2005	4004 40th Street Close
Port St. Joe, FL	-	370	2,055	-	370	2,055	1,159	2004	2001	220 9th St.
Port St. Lucie, FL	-	8,700	47,230	6,090	8,700	53,320	7,859	2008	1986	10685 SW Stony Creek Way
Post Falls, ID	-	2,700	14,217	2,181	2,700	16,398	3,233	2007	1994	460 N. Garden Plaza Ct.
Pottsville, PA	-	950	26,964	202	950	27,166	3,589	2011	1956	1000 Schuylkill Manor Road
Princeton, NJ	-	1,730	30,888	1,397	1,810	32,205	3,662	2011	2006	155 Raymond Road
Prior Lake, MN	14,250	1,870	29,849	-	1,870	29,849	128	2015	1972	4685 Park Nicollet Avenue
Puyallup, WA	11,136	1,150	20,776	445	1,156	21,216	4,180	2010	2004	123 Fourth Ave. NW
Quakertown, PA	-	1,040	25,389	72	1,040	25,461	3,291	2011	1997	1020 South Main Street
Raleigh, NC	24,091	3,530	59,589	-	3,530	59,589	5,110	2012	2004	5301 Creedmoor Road
Raleigh, NC	-	2,580	16,837	-	2,580	16,837	1,561	2012	2000	7900 Creedmoor Road
Reading, PA	-	980	19,906	102	980	20,008	2,627	2011	2007	5501 Perkiomen Ave
Red Bank, NJ	-	1,050	21,275	390	1,050	21,665	2,445	2011	1996	One Hartford Dr.
Rehoboth Beach, DE	-	960	24,248	8,562	973	32,796	3,420	2010	2010	36101 Seaside Blvd
Reidsville, NC	-	170	3,830	857	170	4,687	1,715	2002	1900	2931 Vance St.
Reno, NV	-	1,060	11,440	605	1,060	12,045	3,541	2004	1999	5165 Summit Ridge Road
Richardson, TX	-	1,800	16,562	-	1,800	16,562	303	2015	1980	1350 East Lookout Drive
Richmond, VA	-	-	12,000	-	250	11,750	835	2013	1900	2220 Edward Holland Drive
Ridgeland, MS	-	520	7,675	427	520	8,102	2,575	2003	2004	410 Orchard Park
Ridgely, TN	-	300	5,700	97	300	5,797	2,308	2001	1970	117 N. Main St.
Ridgewood, NJ	-	1,350	16,170	480	1,350	16,650	2,139	2011	1998	330 Franklin Turnpike
Rochdale, MA	-	-	7,100	-	690	6,410	444	2013	2004	111 Huntoon Memorial Highway
Rockledge, FL	-	360	4,117	-	360	4,117	1,953	2001	1997	1775 Huntington Lane
Rockville, MD	-	-	16,398	10	-	16,408	1,716	2012	1999	9701 Medical Center Drive
Rockville, CT	-	1,500	4,835	76	1,500	4,911	872	2011	1979	1253 Hartford Turnpike
Rockville Centre, NY	-	4,290	20,310	569	4,290	20,879	2,481	2011	1965	260 Maple Ave
Rockwall, TX	-	-	-	19,693	2,220	17,473	225	2012	1999	720 E Ralph Hall Parkway
Rockwood, TN	-	500	7,116	741	500	7,857	3,091	2001	1995	5580 Roane State Hwy.
Rocky Hill, CT	-	1,090	6,710	1,500	1,090	8,210	2,491	2003	1968	60 Cold Spring Rd.
Rogersville, TN	-	350	3,278	-	350	3,278	1,388	2003	1989	109 Hwy. 70 N.
Rohnert Park, CA	13,265	6,500	18,700	2,116	6,546	20,769	5,712	2005	2005	4855 Snyder Lane
Romeoville, IL	-	1,895	-	-	1,895	-	-	2006	1997	Grand Haven Circle
Roseburg, OR	-	1,200	4,891	-	1,200	4,891	85	2015	2004	1901 NW Hughwood Drive
Roseville, MN	-	2,140	24,679	-	2,140	24,679	107	2015	1993	2750 North Victoria Street
Roswell, GA	7,628	1,107	9,627	1,086	1,114	10,706	7,536	1997	2005	655 Mansell Rd.
Rugeley, UKG	-	2,271	12,266	-	2,271	12,266	827	2013	1961	Horse Fair
Ruston, LA	-	710	9,790	-	710	9,790	1,261	2011	2014	1401 Ezelle St
Rutland, VT	-	1,190	23,655	88	1,190	23,743	3,125	2011	1997	9 Haywood Avenue
Sacramento, CA	9,948	940	14,781	251	952	15,020	2,963	2010	2001	6350 Riverside Blvd
Salem, OR	-	449	5,171	-	449	5,172	2,342	1999	1988	1355 Boone Rd. S.E.
Salem, OR	-	440	4,726	-	440	4,726	83	2015	1987	3988 12th Street SE
Salisbury, NC	-	370	5,697	168	370	5,865	2,006	2003	2005	2201 Statesville Blvd.
San Angelo, TX	-	260	8,800	425	260	9,225	2,658	2004	2004	2695 Valleyview Blvd.
San Angelo, TX	-	1,050	24,689	16	1,050	24,705	986	2014	1992	6101 Grand Court Road
San Antonio, TX	-	6,120	28,169	2,124	6,120	30,293	3,514	2010	1998	2702 Cembalo Blvd
San Antonio, TX	-	-	17,303	-	-	17,303	5,758	2007	1990	8902 Floyd Curl Dr.
San Bernardino, CA	-	3,700	14,300	687	3,700	14,987	2,741	2008	2000	1760 W. 16th St.
San Diego, CA	-	-	22,003	1,845	-	23,848	4,279	2008	1964	555 Washington St.
San Ramon, CA	8,531	2,430	17,488	60	2,435	17,543	3,354	2010	2011	18888 Bollinger Canyon Rd
Sanatoga, PA	-	980	30,695	38	980	30,733	3,903	2011	1997	225 Evergreen Road
Sand Springs, OK	6,530	910	19,654	-	910	19,654	1,803	2012	2010	4402 South 129th Avenue West
Sarasota, FL	-	475	3,175	-	475	3,175	1,695	1996	2001	8450 McIntosh Rd.
Sarasota, FL	-	600	3,400	-	600	3,400	1,298	2004	1996	4602 Northgate Ct.
Sarasota, FL	-	3,360	19,140	-	3,360	19,140	2,175	2011	2011	6150 Edgelake Drive
Sarasota, FL	-	1,120	12,489	106	1,120	12,595	1,144	2012	2006	2290 Cattlemen Road
Sarasota, FL	-	950	8,825	535	950	9,360	827	2012	1988	3221 Fruitville Road
Sarasota, FL	-	880	9,854	182	880	10,036	946	2012	1990	3749 Sarasota Square Boulevard
Scott Depot, WV	-	350	6,876	58	350	6,934	956	2011	1995	5 Rolling Meadows
Scranton, PA	-	440	17,609	-	440	17,609	557	2014	1977	2741 Blvd. Ave
Scranton, PA	-	320	12,144	-	320	12,144	381	2014	1992	2751 Boulevard Ave
Seaford, DE	-	720	14,029	53	720	14,082	1,949	2011	1997	1100 Norman Eskridge Highway
Seaford, DE	-	830	7,995	1,547	830	9,542	887	2012	2005	715 East King Street
Seattle, WA	7,456	5,190	9,350	564	5,199	9,905	2,865	2010	1995	11501 15th Ave NE
Seattle, WA	-	3,420	15,555	205	3,420	15,760	3,332	2010	2001	2326 California Ave SW
Seattle, WA	-	2,630	10,257	666	2,630	10,923	2,283	2010	2000	4611 35th Ave SW
Seattle, WA	27,610	10,670	37,291	894	10,700	38,155	9,686	2010	2005	805 4th Ave N
Selbyville, DE	-	750	25,912	298	769	26,191	3,440	2010	2007	21111 Arrington Dr
Seven Fields, PA	-	484	4,663	60	484	4,722	2,144	1999	2011	500 Seven Fields Blvd.
Severna Park, MD(2)	-	2,120	31,273	808	2,120	32,081	4,037	2011	2001	24 Truckhouse Road
Shawnee, OK	-	80	1,400	-	80	1,400	738	1996	1998	3947 Kickapoo
Shelbyville, KY	-	630	3,870	630	630	4,500	1,226	2005	1992	1871 Midland Trail
Shelton, WA	-	530	17,049	296	530	17,345	1,673	2012	1900	900 W Alpine Way
Shepherdstown, WV	-	250	13,806	13	250	13,819	1,762	2011	2001	80 Maddex Drive
Sherman, TX	-	700	5,221	-	700	5,221	1,272	2005	2014	1011 E. Pecan Grove Rd.
Shillington, PA	-	1,020	19,569	956	1,020	20,525	2,652	2011	1998	500 E Philadelphia Ave
Shrewsbury, NJ	-	2,120	38,116	724	2,127	38,833	5,049	2010	1997	5 Meridian Way
Silver Spring, MD	-	1,250	7,278	269	1,250	7,547	802	2012	2009	2101 Fairland Road
Silvis, IL	-	880	16,420	139	880	16,559	2,358	2010	1998	1900 10th St.
Sissonville, WV	-	600	23,948	55	600	24,003	3,083	2011	1999	302 Cedar Ridge Road
Sisterville, WV	-	200	5,400	242	200	5,642	794	2011	1999	201 Wood Street
Sittingbourne, UKJ	-	1,622	7,815	-	1,622	7,815	220	2014	1950	200 London Road
Smithfield, NC	-	290	5,680	-	290	5,680	1,959	2003	2000	830 Berkshire Rd.
Smithfield, NC	-	360	8,216	-	360	8,216	256	2014	1989	250 Highway 210 West
Somerset, MA	-	1,010	29,577	151	1,010	29,728	3,788	2011	1979	455 Brayton Avenue
Sonoma, CA	14,497	1,100	18,400	1,700	1,109	20,090	5,507	2005	1987	800 Oregon St.
South Bend, IN	-	670	17,770	-	670	17,770	555	2014	1997	52565 State Road 933
South Boston, MA	-	385	2,002	5,218	385	7,220	3,320	1995	2003	804 E. Seventh St.
South Croydon, UKI	-	2,949	2,507	-	2,949	2,507	75	2014	1900	42-46 Bramley Hill
South Pittsburg, TN	-	430	5,628	-	430	5,628	2,077	2004	1998	201E. 10th St.
Southbury, CT	-	1,860	23,613	958	1,860	24,571	3,020	2011	2001	655 Main St
Sparks, NV	-	3,700	46,526	-	3,700	46,526	8,130	2007	1996	275 Neighborhood Way
Spencer, WV	-	190	8,810	28	190	8,838	1,170	2011	1952	825 Summit Street
Spring City, TN	-	420	6,085	3,210	420	9,295	3,344	2001	2013	331 Hinch St.
Spring House, PA	-	900	10,780	199	900	10,979	1,531	2011	2004	905 Penllyn Pike
Springfield, OR	-	1,790	8,865	-	1,790	8,865	153	2015	1989	770 Harlow Road
Springfield, IL	-	-	10,100	-	768	9,332	833	2013	2002	701 North Walnut Street
Springfield, IL	-	990	13,378	1,084	990	14,462	451	2014	1999	3089 Old Jacksonville Road
Spruce Pine, NC	-	240	8,340	676	240	9,016	287	2014	1986	13681 Highway 226 South
St. Charles, MD	-	580	15,555	84	580	15,639	2,079	2011	2008	4140 Old Washington Highway
St. Paul, MN	-	2,100	33,019	-	2,100	33,019	142	2015	1995	750 Mississippi River
Stamford, UKF	-	2,175	3,871	-	2,175	3,871	116	2014	1988	Priory Road
Stanwood, WA	-	2,260	28,474	467	2,283	28,918	5,829	2010	2009	7212 265th St NW
Statesville, NC	-	150	1,447	266	150	1,713	633	2003	1997	2441 E. Broad St.
Statesville, NC	-	310	6,183	8	310	6,191	2,068	2003	2008	2806 Peachtree Place
Statesville, NC	-	140	3,627	-	140	3,627	1,243	2003	1999	2814 Peachtree Rd.
Stillwater, OK	-	80	1,400	-	80	1,400	741	1995	1999	1616 McElroy Rd.
Stockton, CA	2,863	2,280	5,983	397	2,372	6,288	1,455	2010	2012	6725 Inglewood
Stratford-upon-Avon, UKG	-	944	17,341	-	944	17,341	335	2015	1997	Scholars Lane
Stroudsburg, PA	-	340	16,313	-	340	16,313	519	2014	2008	370 Whitestone Corner Road
Summit, NJ	-	3,080	14,152	-	3,080	14,152	1,843	2011	2005	41 Springfield Avenue
Superior, WI	-	1,020	13,735	6,159	1,020	19,894	1,282	2009	1952	1915 North 34th Street
Swanton, OH	-	330	6,370	-	330	6,370	2,062	2004	2005	401 W. Airport Hwy.
Takoma Park, MD	-	1,300	10,136	-	1,300	10,136	1,058	2012	1988	7525 Carroll Avenue
Terre Haute, IN	-	1,370	18,016	-	1,370	18,016	354	2015	1984	395 8th Avenue
Texarkana, TX	-	192	1,403	-	192	1,403	716	1996	1999	4204 Moores Lane
The Villages, FL	-	1,035	7,446	-	1,035	7,446	430	2013	2009	2450 Parr Drive
Tomball, TX	-	1,050	13,300	671	1,050	13,971	1,715	2011	2001	1221 Graham Dr
Toms River, NJ	-	1,610	34,627	708	1,679	35,265	4,631	2010	1971	1587 Old Freehold Rd
Toms River, NJ	-	4,180	7,707	-	4,180	7,707	20	2015	1965	1351 Old Freehold Road
Tonganoxie, KS	-	310	3,690	-	310	3,690	-	2015	1985	120 W 8th St
Topeka, KS	-	260	12,712	-	260	12,712	1,204	2012	1986	1931 Southwest Arvonia Place
Towson, MD(2)	-	1,180	13,280	195	1,180	13,475	1,819	2011	2002	7700 York Road
Troy, OH	-	200	2,000	4,254	200	6,254	1,672	1997	1993	81 S. Stanfield Rd.
Troy, OH	-	470	16,730	-	470	16,730	5,214	2004	1987	512 Crescent Drive
Trumbull, CT	-	4,440	43,384	-	4,440	43,384	5,393	2011	2002	6949 Main Street
Tucson, AZ	-	1,190	18,318	-	1,190	18,318	40	2015	1973	8151 E Speedway Boulevard
Tulsa, OK	-	3,003	6,025	20	3,003	6,045	2,927	2006	1992	3219 S. 79th E. Ave.
Tulsa, OK	-	1,390	7,110	462	1,390	7,572	1,239	2010	1990	7220 S. Yale Ave.
Tulsa, OK	-	1,320	10,087	-	1,320	10,087	296	2011	1975	7902 South Mingo Road East
Tyler, TX	-	650	5,268	-	650	5,268	1,224	2006	1996	5550 Old Jacksonville Hwy.
Uhrichsville, OH	-	24	6,716	-	24	6,716	1,882	2006	2003	5166 Spanson Drive S.E.
Uniontown, PA	-	310	6,817	84	310	6,901	936	2011	1965	75 Hikle Street
Upper Providence, PA	-	-	-	30,095	1,900	28,195	483	2013	2013	1133 Black Rock Road
Vacaville, CA	13,640	900	17,100	1,651	900	18,751	5,251	2005	2002	799 Yellowstone Dr.
Vallejo, CA	13,656	4,000	18,000	2,344	4,030	20,315	5,625	2005	1999	350 Locust Dr.
Vallejo, CA	7,257	2,330	15,407	310	2,330	15,717	3,321	2010	2007	2261 Tuolumne
Valley Falls, RI	-	1,080	7,433	10	1,080	7,443	1,024	2011	1997	100 Chambers Street
Valparaiso, IN	-	112	2,558	-	112	2,558	1,027	2001	1998	2601 Valparaiso St.
Valparaiso, IN	-	108	2,962	-	108	2,962	1,168	2001	1963	2501 Valparaiso St.
Vancouver, WA	11,427	1,820	19,042	270	1,821	19,311	3,855	2010	1974	10011 NE 118th Ave
Venice, FL	-	500	6,000	-	500	6,000	2,019	2004	2003	1240 Pinebrook Rd.
Venice, FL	-	1,150	10,674	-	1,150	10,674	1,811	2008	2000	1600 Center Rd.
Vero Beach, FL	-	263	3,187	-	263	3,187	1,246	2001	1900	420 4th Ct.
Vero Beach, FL	-	297	3,263	-	297	3,263	1,286	2001	2001	410 4th Ct.
Vero Beach, FL	-	2,930	40,070	15,112	2,930	55,182	10,691	2007	2001	7955 16th Manor
Virginia Beach, VA	-	1,540	22,593	-	1,540	22,593	719	2014	2013	5520 Indian River Rd
Voorhees, NJ	-	1,800	37,299	559	1,800	37,858	4,942	2011	1998	2601 Evesham Road
Voorhees, NJ(2)	-	1,900	26,040	894	1,900	26,934	3,515	2011	1998	3001 Evesham Road
Voorhees, NJ	-	3,100	25,950	-	3,100	25,950	2,207	2011	2005	113 South Route 73
Voorhees, NJ	-	3,700	24,312	1,490	3,847	25,655	1,667	2012	2005	311 Route 73
Wabash, IN	-	670	14,588	-	670	14,588	496	2014	2000	20 John Kissinger Drive
Waconia, MN	-	890	14,726	4,495	890	19,221	2,061	2011	1992	500 Cherry Street
Wake Forest, NC	-	200	3,003	1,742	200	4,745	1,974	1998	1988	611 S. Brooks St.
Walkersville, MD	-	1,650	15,103	-	1,650	15,103	1,535	2012	1999	56 West Frederick Street
Wall, NJ	-	1,650	25,350	2,361	1,690	27,671	3,000	2011	2009	2021 Highway 35
Wallingford, CT	-	490	1,210	59	490	1,269	283	2011	2002	35 Marc Drive
Walsall, UKG	-	1,416	10,234	-	1,416	10,234	209	2015	2004	Little Aston Road
Wamego, KS	-	40	2,510	-	40	2,510	-	2015	2009	1607 4th St
Wareham, MA	-	875	10,313	1,701	875	12,014	4,711	2002	2012	50 Indian Neck Rd.
Warren, NJ	-	2,000	30,810	478	2,000	31,288	3,504	2011	2013	274 King George Rd
Warwick, RI	-	1,530	18,564	170	1,530	18,734	2,514	2011	2015	660 Commonwealth Avenue
Watchung, NJ	-	1,920	24,880	901	1,976	25,724	2,885	2011	1900	680 Mountain Boulevard
Waukee, IA	-	1,870	31,878	1,075	1,870	32,953	2,829	2012	1999	1650 SE Holiday Crest Circle
Waxahachie, TX	-	650	5,763	-	650	5,763	1,204	2007	1900	1329 Brown St.
Weatherford, TX	-	660	5,261	-	660	5,261	1,232	2006	1900	1818 Martin Drive
Webster, NY	-	800	8,968	36	800	9,004	778	2012	2002	100 Kidd Castle Way
Webster, NY	-	1,300	21,127	9	1,300	21,136	1,753	2012	1988	200 Kidd Castle Way
Webster Groves, MO	-	1,790	15,425	-	1,790	15,425	1,368	2011	2002	45 E Lockwood Avenue
Wellingborough, UKF	-	1,770	6,841	-	1,770	6,841	184	2015	2011	159 Northampton
West Bend, WI	-	620	17,790	38	620	17,828	1,890	2010	1998	2130 Continental Dr
West Chester, PA	-	1,350	29,237	122	1,350	29,359	3,833	2011	2012	800 West Miner Street
West Chester, PA	-	3,290	42,258	594	3,290	42,852	4,266	2012	2003	1615 East Boot Road
West Chester, PA	-	600	11,894	5	600	11,899	1,210	2012	1991	1615 East Boot Road
West Orange, NJ	-	2,280	10,687	182	2,280	10,869	1,581	2011	1900	20 Summit Street
West Worthington, OH	-	510	5,090	-	510	5,090	1,479	2006	1900	111 Lazelle Rd., E.
Westerville, OH	-	740	8,287	3,105	740	11,392	8,069	1998	2001	690 Cooper Rd.
Westfield, IN(2)	-	890	15,964	-	890	15,964	538	2014	1988	937 E. 186th Street
Westfield, NJ	-	2,270	16,589	497	2,270	17,086	2,441	2011	1962	1515 Lamberts Mill Road
Westford, MA	-	920	13,829	205	920	14,034	1,898	2011	2008	3 Park Drive
Westlake, OH	-	1,330	17,926	-	1,330	17,926	6,923	2001	1999	27601 Westchester Pkwy.
Westmoreland, TN	-	330	1,822	2,640	330	4,462	1,837	2001	2012	1559 New Hwy. 52
Weston Super Mare, UKK	-	3,008	8,432	-	3,008	8,432	540	2013	1905	141b Milton Road
Westworth Village, TX	-	2,060	31,296	-	2,060	31,296	887	2014	1900	25 Leonard Trail
Wetaskiwin, AB	-	336	20,131	-	336	20,131	574	2014	1900	5430-37 A Avenue
White Lake, MI	9,970	2,920	20,179	92	2,920	20,271	2,821	2010	1900	935 Union Lake Rd
Whittier, CA	-	4,470	22,151	458	4,483	22,596	5,940	2010	1987	13250 E Philadelphia St
Wichita, KS	-	1,400	11,000	-	1,400	11,000	3,511	2006	2013	505 North Maize Road
Wichita, KS	-	860	8,873	-	860	8,873	265	2011	2005	10604 E 13th Street North
Wichita, KS	13,404	627	19,746	-	627	19,752	1,781	2012	2006	2050 North Webb Road
Wichita, KS	-	260	2,240	-	260	2,240	-	2015	2009	900 N Bayshore Dr
Wichita, KS	-	-	-	11,034	900	10,134	286	2011	1900	10604 E 13th Street North
Wichita Falls, TX	-	1,070	26,167	86	1,070	26,253	1,037	2014	1986	3908 Kell W Boulevard
Wilkes-Barre, PA	-	610	13,842	119	610	13,961	1,891	2011	1988	440 North River Street
Wilkes-Barre, PA	-	570	2,301	44	570	2,345	498	2011	1979	300 Courtright Street
Willard, OH	-	730	6,447	-	730	6,447	669	2011	2011	1050 Neal Zick
Williamsport, PA	-	300	4,946	373	300	5,319	734	2011	1993	1251 Rural Avenue
Williamsport, PA	-	620	8,487	438	620	8,925	1,284	2011	1999	1201 Rural Avenue
Williamstown, KY	-	70	6,430	-	70	6,430	1,994	2005	2012	201 Kimberly Lane
Willow Grove, PA	-	1,300	14,736	109	1,300	14,845	2,096	2011	1900	1113 North Easton Road
Wilmington, DE	-	800	9,494	57	800	9,551	1,339	2011	2000	810 S Broom Street
Wilmington, NC	-	210	2,991	-	210	2,991	1,348	1999	1993	3501 Converse Dr.
Wilmington, NC	-	400	15,356	-	400	15,356	502	2014	2013	3828 Independence Blvd
Wilmington, NC	-	610	6,575	587	610	7,162	264	2014	1970	3915 Stedwick Ct
Windsor, CT	-	2,250	8,539	1,843	2,250	10,382	1,462	2011	1997	One Emerson Drive
Windsor, CT	-	1,800	600	944	1,800	1,544	320	2011	2006	One Emerson Drive
Winston-Salem, NC	-	360	2,514	459	360	2,973	1,062	2003	1999	2980 Reynolda Rd.
Winter Garden, FL	-	1,350	7,937	-	1,350	7,937	672	2012	2015	720 Roper Road
Winter Haven, FL	-	710	10,038	236	710	10,274	422	2014	2000	650 North Lake Howard Drive
Witherwack, UKC	-	1,128	8,265	-	1,128	8,265	530	2013	1900	Whitchurch Road
Wolverhampton, UKG	-	1,880	7,982	-	1,880	7,982	516	2013	2001	378 Prestonwood Road
Worcester, MA	-	3,500	54,099	-	3,500	54,099	8,690	2007	2009	101 Barry Road
Worcester, MA	-	2,300	9,060	-	2,300	9,060	1,854	2008	1980	378 Plantation St.
Wyncote, PA	-	2,700	22,244	148	2,700	22,392	3,006	2011	1900	1245 Church Road
Wyncote, PA	-	1,610	21,256	214	1,610	21,470	2,751	2011	1900	8100 Washington Lane
Wyncote, PA	-	900	7,811	32	900	7,843	1,047	2011	1900	240 Barker Road
York, UKE	-	3,539	9,880	-	3,539	9,880	290	2014	1995	Rosetta Way, Boroughbridge Road
Youngsville, NC	-	380	10,689	-	380	10,689	340	2014	1991	100 Sunset Drive
Zionsville, IN	-	1,610	22,400	1,691	1,610	24,091	3,265	2010	1982	11755 N Michigan Rd

Triple-net total	$554,014	$1,003,748	$10,800,837	$600,549	$1,032,860	$11,372,276	$1,539,032

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors housing operating:
Acton, MA	$-	$-	$31,346	$748	$4	$32,089	$3,299	2013	2008	10 Devon Drive
Agawam, MA	6,453	880	10,044	521	931	10,514	2,089	2011	1993	153 Cardinal Drive
Albuquerque, NM	-	1,270	20,837	1,324	1,275	22,156	4,393	2010	1985	500 Paisano St NE
Alhambra, CA	-	600	6,305	353	600	6,658	1,121	2011	1982	1118 N. Stoneman Ave.
Altrincham, UKD	-	5,685	29,221	91	5,061	29,936	4,161	2012	1999	295 Hale Road
Amherstview, ON	616	473	4,446	-	473	4,446	341	2015	1999	4567 Bath Road
Arlington, TX	21,484	1,660	37,395	1,184	1,677	38,561	7,452	2012	1999	1250 West Pioneer Parkway
Arnprior, ON	522	788	6,283	-	788	6,283	958	2013	2000	15 Arthur Street
Atlanta, GA	-	2,100	20,603	462	2,154	21,011	2,241	2014	2000	1000 Lenox Park Blvd NE
Austin, TX	-	1,560	21,413	22	1,560	21,435	1,282	2014	2013	11330 Farrah Lane
Austin, TX	-	4,200	74,850	-	4,200	74,850	1,951	2015	2014	4310 Bee Caves Road
Avon, CT	18,998	1,550	30,571	1,948	1,580	32,489	7,374	2011	1998	101 Bickford Extension
Azusa, CA	-	570	3,141	6,470	570	9,611	2,361	1998	1953	125 W. Sierra Madre Ave.
Bagshot, UKJ	-	5,928	35,673	-	5,928	35,673	5,502	2012	2009	14 - 16 London Road
Banstead, UKJ	-	8,781	54,836	9,357	7,992	64,981	8,432	2012	2009	Croydon Lane
Basingstoke, UKJ	-	4,088	22,502	-	4,088	22,502	1,023	2014	2009	Grove Road
Basking Ridge, NJ	-	2,356	37,710	604	2,377	38,293	4,836	2013	1987	404 King George Road
Bassett, UKJ	-	5,826	38,030	-	5,826	38,030	5,563	2013	2006	111 Burgess Road
Baton Rouge, LA	9,346	790	29,436	250	801	29,675	3,710	2013	1994	9351 Siegen Lane
Beaconsfield, UKJ	-	6,653	60,856	-	6,653	60,856	7,616	2013	2009	30-34 Station Road
Beaconsfield, QC	-	1,149	17,484	-	1,149	17,484	3,324	2013	2003	505 Elm Avenue
Bedford, NH	-	-	-	33,113	2,527	30,586	3,350	2011	1981	5 Corporate Drive
Bellevue, WA	-	2,800	19,004	925	2,809	19,919	3,300	2013	1970	15928 NE 8th Street
Belmont, CA	-	3,000	23,526	1,461	3,000	24,987	4,697	2011	2003	1301 Ralston Avenue
Belmont, CA	-	-	35,300	781	-	36,081	4,914	2013	1983	1010 Alameda de Las Pulgas
Bethesda, MD	-	-	45,309	388	3	45,694	5,986	2013	1900	8300 Burdett Road
Bethesda, MD	-	-	-	45	-	45	10	2013	1999	8300 Burdett Road
Bethesda, MD	-	-	-	212	-	212	21	2013	1984	8300 Burdett Road
Billerica, MA	-	1,619	21,381	-	1,619	21,381	1,227	2015	2013	20 Charnstaffe Lane
Birmingham, UKG	-	5	25,287	-	5	25,287	3,627	2013	2010	5 Church Road, Edgbaston
Blainville, QC	-	2,077	8,902	-	2,077	8,902	2,038	2013	2001	50 des Chateaux Boulevard
Bloomfield Hills, MI	-	2,000	35,662	394	2,000	36,056	4,563	2013	2009	6790 Telegraph Road
Borehamwood, UKH	-	7,074	41,060	7,965	6,416	49,683	6,237	2012	1988	Edgwarebury Lane
Bothell, WA	-	1,350	13,439	-	1,350	13,439	404	2015	2005	10605 NE 185th Street
Boulder, CO	-	2,994	27,458	1,304	3,014	28,742	4,765	2013	2009	3955 28th Street
Bournemouth, UKK	-	6,606	50,811	-	6,606	50,811	5,372	2013	1962	42 Belle Vue Road
Braintree, MA	21,006	-	41,290	448	36	41,702	5,638	2013	1995	618 Granite Street
Brampton, ON	27,998	9,939	62,711	-	9,939	62,711	623	2015	2007	100 Ken Whillans Drive
Brighton, MA	10,332	2,100	14,616	636	2,109	15,243	3,083	2011	1998	50 Sutherland Road
Brockport, NY	-	1,500	23,496	-	1,500	23,496	-	2015	2000	90 West Avenue
Brockville, ON	4,580	484	7,445	-	484	7,445	523	2015	1996	1026 Bridlewood Drive
Brookfield, CT	19,359	2,250	30,180	1,079	2,262	31,247	6,261	2011	2014	246A Federal Road
Broomfield, CO	-	4,140	44,547	10,339	8,611	50,414	9,339	2013	1900	400 Summit Blvd
Brossard, QC	11,428	5,228	33,507	-	5,228	33,507	304	2015	1983	2455 Boulevard Rome
Buckingham, UKJ	-	3,561	16,549	-	3,561	16,549	724	2014	2013	Church Street
Buffalo Grove, IL	-	2,850	49,129	462	2,850	49,591	6,550	2012	1996	500 McHenry Road
Burbank, CA	-	4,940	43,466	706	4,940	44,172	7,078	2012	2000	455 E. Angeleno Avenue
Burlington, ON	12,946	1,309	19,311	-	1,309	19,311	2,842	2013	2005	500 Appleby Line
Burlington, MA	-	2,443	34,354	626	2,522	34,901	4,973	2013	2003	24 Mall Road
Calabasas, CA	-	-	6,438	743	-	7,181	3,512	2013	2000	25100 Calabasas Road
Calgary, AB	12,640	2,252	37,415	-	2,252	37,415	5,775	2013	1989	20 Promenade Way SE
Calgary, AB	14,536	2,793	41,179	-	2,793	41,179	5,986	2013	1971	80 Edenwold Drive NW
Calgary, AB	11,476	3,122	38,971	-	3,122	38,971	5,617	2013	2001	150 Scotia Landing NW
Calgary, AB	22,995	3,431	28,983	-	3,431	28,983	3,350	2013	2006	9229 16th Street SW
Calgary, AB	23,846	2,385	36,776	-	2,385	36,776	613	2015	1952	2220-162nd Avenue SW
Camberley, UKJ	-	2,654	5,736	47	2,654	5,783	271	2014	1998	Fernhill Road
Cardiff, UKL	-	3,814	14,935	-	3,814	14,935	2,737	2013	1994	127 Cyncoed Road
Cardiff by the Sea, CA	39,580	5,880	64,711	710	5,880	65,421	10,470	2011	1996	3535 Manchester Avenue
Carol Stream, IL	-	1,730	55,048	1,079	1,730	56,127	8,192	2012	1957	545 Belmont Lane
Cary, NC	-	740	45,240	269	740	45,509	4,788	2013	2001	1206 West Chatham Street
Centerville, MA	-	1,300	27,357	733	1,324	28,066	4,665	2011	1900	22 Richardson Road
Chatham, ON	1,620	1,098	12,462	-	1,098	12,462	233	2015	2013	25 Keil Drive North
Chelmsford, MA	-	1,589	26,432	-	1,589	26,432	1,383	2015	1999	199 Chelmsford Street
Chesterfield, MO	-	1,857	48,366	420	1,857	48,786	5,652	2013	2007	1880 Clarkson Road
Chorleywood, UKH	-	6,715	50,515	-	6,715	50,515	7,004	2013	2013	High View, Rickmansworth Road
Chula Vista, CA	-	2,072	22,163	598	2,076	22,757	2,915	2013	2001	3302 Bonita Road
Church Crookham, UKJ	-	3,097	16,975	-	3,097	16,975	1,391	2014	2007	Bourley Road
Cincinnati, OH	-	2,060	109,388	8,391	2,060	117,779	15,708	2007	1994	5445 Kenwood Road
Claremont, CA	-	2,430	9,928	625	2,438	10,545	1,601	2013	1994	2053 North Towne Avenue
Cohasset, MA	-	2,485	26,147	1,013	2,485	27,160	3,591	2013	1978	125 King Street (Rt 3A)
Colorado Springs, CO	-	800	14,756	1,145	840	15,861	1,900	2013	2009	2105 University Park Boulevard
Concord, NH	13,329	720	21,164	624	758	21,750	3,545	2011	1905	300 Pleasant Street
Coquitlam, BC	10,393	3,047	24,567	-	3,047	24,567	4,690	2013	2010	1142 Dufferin Street
Costa Mesa, CA	-	2,050	19,969	955	2,050	20,924	3,889	2011	1965	350 West Bay St
Crystal Lake, IL	-	875	12,461	875	892	13,320	2,146	2013	1994	751 E Terra Cotta Avenue
Dallas, TX	-	1,080	9,655	464	1,080	10,119	1,854	2011	1997	3611 Dickason Avenue
Dallas, TX	-	6,330	114,794	-	6,330	114,794	3,383	2015	2009	3535 N Hall Street
Danvers, MA	9,348	1,120	14,557	647	1,145	15,179	2,822	2011	2008	1 Veronica Drive
Danvers, MA	-	2,203	28,761	-	2,203	28,761	1,764	2015	1998	9 Summer Street
Davenport, IA	-	1,403	35,893	2,708	1,480	38,525	6,728	2006	1996	4500 Elmore Ave.
Decatur, GA	-	-	-	30,298	1,938	28,360	4,176	2013	2003	920 Clairemont Avenue
Denver, CO	12,519	1,450	19,389	2,925	1,455	22,310	2,866	2012	2012	4901 South Monaco Street
Denver, CO	-	2,910	35,838	698	2,930	36,515	6,269	2012	2004	8101 E Mississippi Avenue
Dix Hills, NY	-	3,808	39,014	524	3,808	39,538	5,345	2013	1978	337 Deer Park Road
Dollard-Des-Ormeaux, QC	-	1,957	14,431	-	1,957	14,431	3,346	2013	2011	4377 St. Jean Blvd
Dresher, PA	7,233	1,900	10,664	713	1,900	11,377	2,495	2013	1990	1650 Susquehanna Road
Dublin, OH	-	1,680	43,423	5,238	1,775	48,566	9,230	2010	2015	6470 Post Rd
East Haven, CT	22,496	2,660	35,533	1,570	2,681	37,082	8,959	2011	1998	111 South Shore Drive
East Meadow, NY	-	69	45,991	322	124	46,257	6,128	2013	1988	1555 Glen Curtiss Boulevard
East Setauket, NY	-	4,920	37,354	744	4,975	38,043	4,947	2013	1996	1 Sunrise Drive
Eastbourne, UKJ	-	4,950	40,084	-	4,950	40,084	5,508	2013	2003	6 Upper Kings Drive
Edgbaston, UKG	-	-	-	19,687	3,251	16,435	305	2014	2001	Pershore Road
Edgewater, NJ	-	4,561	25,047	900	4,564	25,944	3,612	2013	1900	351 River Road
Edison, NJ	-	1,892	32,314	803	1,896	33,113	6,670	2013	1990	1801 Oak Tree Road
Edmonds, WA	11,182	1,650	24,449	-	1,650	24,449	585	2015	1985	21500 72nd Avenue West
Edmonton, AB	9,349	1,589	29,819	-	1,589	29,819	4,666	2013	1966	103 Rabbit Hill Court NW
Edmonton, AB	12,029	2,063	37,293	-	2,063	37,293	7,921	2013	1999	10015 103rd Avenue NW
Encinitas, CA	-	1,460	7,721	882	1,460	8,603	3,759	2000	1987	335 Saxony Rd.
Encino, CA	-	5,040	46,255	954	5,040	47,209	7,138	2012	2000	15451 Ventura Boulevard
Escondido, CA	-	1,520	24,024	1,147	1,520	25,171	4,710	2011	1998	1500 Borden Rd
Esher, UKJ	-	6,913	57,473	-	6,913	57,473	6,818	2013	2000	42 Copsem Lane
Fairfax, VA	-	19	2,678	112	19	2,791	603	2013	1982	9207 Arlington Boulevard
Fairfield, NJ	-	3,120	43,868	807	3,175	44,620	5,991	2013	1971	47 Greenbrook Road
Fareham, UKJ	-	4,074	21,353	-	4,074	21,353	1,435	2014	2007	Redlands Lane
Flossmoor, IL	-	1,292	9,496	1,011	1,335	10,464	1,817	2013	1991	19715 Governors Highway
Folsom, CA	-	1,490	32,754	-	1,490	32,754	1,231	2015	2008	1574 Creekside Drive
Fort Worth, TX	-	2,080	27,888	1,198	2,085	29,081	5,834	2012	1986	2151 Green Oaks Road
Franklin, MA	-	2,430	30,597	1,046	2,442	31,632	3,542	2013	1999	4 Forge Hill Road
Frome, UKK	-	3,251	17,692	-	3,251	17,692	879	2014	2006	Welshmill Lane
Fullerton, CA	12,774	1,964	19,989	489	1,982	20,459	2,892	2013	1998	2226 North Euclid Street
Gahanna, OH	-	772	11,214	1,121	787	12,320	1,446	2013	1994	775 East Johnstown Road
Gilbert, AZ	16,323	2,160	28,246	274	2,160	28,520	5,989	2013	1988	580 S. Gilbert Road
Gilroy, CA	-	760	13,880	24,386	1,567	37,459	7,997	2006	2014	7610 Isabella Way
Glen Cove, NY	-	4,594	35,236	1,174	4,615	36,389	5,988	2013	1979	39 Forest Avenue
Glenview, IL	-	2,090	69,288	1,130	2,090	70,418	10,039	2012	1975	2200 Golf Road
Golden Valley, MN	19,753	1,520	33,513	561	1,545	34,049	4,157	2013	2011	4950 Olson Memorial Highway
Grimsby, ON	-	636	5,617	-	636	5,617	450	2015	1998	84 Main Street East
Grosse Pointe Woods, MI	-	950	13,662	167	950	13,829	1,643	2013	1997	1850 Vernier Road
Grosse Pointe Woods, MI	-	1,430	31,777	535	1,430	32,312	3,839	2013	1999	21260 Mack Avenue
Guelph, ON	4,308	1,190	7,597	-	1,190	7,597	583	2015	1972	165 Cole Road
Guildford, UKJ	-	6,407	67,400	-	6,407	67,400	8,265	2013	2008	Astolat Way, Peasmarsh
Gurnee, IL	-	890	27,931	856	900	28,777	3,223	2013	2009	500 North Hunt Club Road
Hamden, CT	15,138	1,460	24,093	1,003	1,487	25,069	5,194	2011	2008	35 Hamden Hills Drive
Hampshire, UKJ	-	4,986	30,861	-	4,986	30,861	4,034	2013	1976	22-26 Church Road
Haverhill, MA	-	1,720	50,046	-	1,720	50,046	2,805	2015	2014	254 Amesbury Road
Henderson, NV	-	880	29,809	143	880	29,952	4,016	2011	1995	1935 Paseo Verde Parkway
Henderson, NV	5,677	1,190	11,600	397	1,202	11,985	2,653	2013	2000	1555 West Horizon Ridge Parkway
Highland Park, IL	-	2,250	25,313	479	2,259	25,782	4,191	2013	2014	1601 Green Bay Road
Hingham, MA	-	1,440	32,292	-	1,440	32,292	1,259	2015	2001	1 Sgt. William B Terry Drive
Holbrook, NY	-	3,957	35,337	383	3,957	35,721	4,664	2013	2005	320 Patchogue Holbrook Road
Horley, UKJ	-	2,787	14,477	-	2,787	14,477	1,331	2014	2006	Court Lodge Road
Houston, TX	-	3,830	55,674	4,340	3,830	60,014	10,100	2012	1998	2929 West Holcombe Boulevard
Houston, TX	17,606	1,040	31,965	5,013	1,044	36,974	4,999	2012	2000	505 Bering Drive
Houston, TX	-	960	27,598	1,312	960	28,910	5,237	2011	2006	10225 Cypresswood Dr
Hove, UKJ	-	1,626	8,178	-	1,626	8,178	492	2014	1981	Furze Hill
Huntington Beach, CA	-	3,808	31,172	1,148	3,860	32,268	5,293	2013	1999	7401 Yorktown Avenue
Irving, TX	-	1,030	6,823	1,178	1,030	8,001	1,795	2007	1990	8855 West Valley Ranch Parkway
Johns Creek, GA	-	1,580	23,285	184	1,588	23,461	3,166	2013	1979	11405 Medlock Bridge Road
Kanata, ON	-	1,639	30,700	-	1,639	30,700	5,783	2012	1986	70 Stonehaven Drive
Kansas City, MO	-	1,820	34,898	3,713	1,845	38,587	7,589	2010	1983	12100 Wornall Road
Kansas City, MO	6,250	1,930	39,997	3,393	1,963	43,357	9,011	2010	2008	6500 North Cosby Ave
Kansas City, MO	-	541	23,962	-	541	23,962	947	2015	2015	6460 North Cosby Avenue
Kelowna, BC	5,878	2,688	13,647	-	2,688	13,647	2,670	2013	1900	863 Leon Avenue
Kennebunk, ME	-	2,700	30,204	2,066	3,022	31,948	8,415	2013	2009	One Huntington Common Drive
Kingston, ON	4,633	1,030	11,416	-	1,030	11,416	748	2015	2012	181 Ontario Street
Kingwood, TX	-	480	9,777	370	480	10,147	1,813	2011	2015	22955 Eastex Freeway
Kirkland, WA	24,600	3,450	38,709	424	3,454	39,129	5,857	2011	1974	14 Main Street South
Kitchener, ON	1,487	640	2,744	-	640	2,744	507	2013	2005	164 - 168 Ferfus Avenue
Kitchener, ON	4,638	1,130	9,939	-	1,130	9,939	1,615	2013	1980	20 Fieldgate Street
Kitchener, ON	3,533	1,093	7,327	-	1,093	7,327	1,651	2013	1999	290 Queen Street South
La Palma, CA	-	2,950	16,591	537	2,950	17,128	2,335	2013	1974	5321 La Palma Avenue
Lafayette Hill, PA	-	1,750	11,848	1,311	1,825	13,085	2,439	2013	2010	429 Ridge Pike
Lawrenceville, GA	15,896	1,500	29,003	281	1,508	29,276	4,012	2013	1998	1375 Webb Gin House Road
Leawood, KS	15,614	2,490	32,493	2,594	5,690	31,887	5,631	2012	1986	4400 West 115th Street
Lenexa, KS	9,757	826	26,251	493	836	26,735	4,231	2013	2002	15055 West 87th Street Parkway
Leominster, MA	-	944	23,164	-	944	23,164	1,521	2015	1900	1160 Main Street
Lincroft, NJ	-	9	19,958	873	9	20,831	2,675	2013	1966	734 Newman Springs Road
Lombard, IL	16,893	2,130	59,943	418	2,130	60,361	7,667	2013	1900	2210 Fountain Square Dr
London, UKI	-	3,731	11,948	-	3,731	11,948	670	2014	2010	71 Hatch Lane
London, ON	1,174	987	8,228	-	987	8,228	562	2015	2001	760 Horizon Drive
London, ON	6,383	1,969	16,985	-	1,969	16,985	1,109	2015	1997	1486 Richmond Street North
London, ON	-	1,445	13,631	-	1,445	13,631	255	2015	1978	81 Grand Avenue
Longueuil, QC	9,927	3,992	23,711	-	3,992	23,711	235	2015	2013	70 Rue Levis
Los Angeles, CA	-	-	11,430	1,544	-	12,974	2,316	2008	2002	330 North Hayworth Avenue
Los Angeles, CA	64,160	-	114,438	1,304	-	115,742	19,542	2011	2003	10475 Wilshire Boulevard
Los Angeles, CA	-	3,540	19,007	737	3,540	19,744	2,869	2012	2004	2051 N. Highland Avenue
Louisville, KY	-	2,420	20,816	664	2,420	21,480	3,334	2012	2000	4600 Bowling Boulevard
Louisville, KY	11,169	1,600	20,326	182	1,600	20,508	3,240	2013	1988	6700 Overlook Drive
Lynnfield, MA	-	3,165	45,200	1,376	3,165	46,576	6,172	2013	1994	55 Salem Street
Malvern, PA	-	1,651	17,194	1,214	1,708	18,351	3,710	2013	1999	324 Lancaster Avenue
Mansfield, MA	27,863	3,320	57,011	2,831	3,431	59,732	12,218	2011	1967	25 Cobb Street
Maple Ridge, BC	7,918	2,789	12,331	-	2,789	12,331	173	2015	1977	12241 224th Street
Marieville, QC	6,774	1,278	12,113	-	1,278	12,113	124	2015	2009	425 rue Claude de Ramezay
Markham, ON	15,975	3,727	48,939	-	3,727	48,939	10,287	2013	1986	7700 Bayview Avenue
Marlboro, NJ	-	2,222	14,888	528	2,222	15,416	2,303	2013	1999	3A South Main Street
Medicine Hat, AB	4,249	1,432	14,141	-	1,432	14,141	927	2015	2007	223 Park Meadows Drive SE
Memphis, TN	-	1,800	17,744	834	1,800	18,578	3,777	2012	2007	6605 Quail Hollow Road
Meriden, CT	9,227	1,500	14,874	727	1,538	15,563	4,125	2011	1999	511 Kensington Avenue
Metairie, LA	13,240	725	27,708	277	725	27,985	3,320	2013	2006	3732 West Esplanade Ave. S
Middletown, CT	15,198	1,430	24,242	1,104	1,439	25,336	5,366	2011	1962	645 Saybrook Road
Middletown, RI	16,163	2,480	24,628	1,389	2,507	25,990	5,392	2011	2001	303 Valley Road
Milford, CT	11,338	3,210	17,364	1,114	3,210	18,478	4,266	2011	1905	77 Plains Road
Milton, ON	13,007	4,542	25,321	-	4,542	25,321	234	2015	1991	611 Farmstead Drive
Minnetonka, MN	14,206	2,080	24,360	825	2,153	25,112	3,843	2012	1900	500 Carlson Parkway
Minnetonka, MN	16,253	920	29,344	395	920	29,739	3,448	2013	1993	18605 Old Excelsior Blvd.
Mississauga, ON	9,033	1,602	17,996	-	1,602	17,996	2,778	2013	2006	1130 Bough Beeches Boulevard
Mississauga, ON	3,041	873	4,655	-	873	4,655	728	2013	1988	3051 Constitution Boulevard
Mississauga, ON	19,501	3,649	35,137	-	3,649	35,137	1,972	2015	2007	1490 Rathburn Road East
Mississauga, ON	6,152	2,548	15,158	-	2,548	15,158	922	2015	1900	85 King Street East
Mobberley, UKD	-	6,150	31,685	-	6,150	31,685	5,954	2013	1974	Barclay Park, Hall Lane
Monterey, CA	-	6,440	29,101	547	6,440	29,648	3,980	2013	1977	1110 Cass St.
Montgomery Village, MD	-	3,530	18,246	3,533	3,544	21,766	6,009	2013	1995	19310 Club House Road
Moose Jaw, SK	2,620	582	12,973	-	582	12,973	1,995	2013	1996	425 4th Avenue NW
Mystic, CT	11,338	1,400	18,274	695	1,427	18,942	3,785	2011	1988	20 Academy Lane Mystic
Naperville, IL	-	1,550	12,237	2,165	1,550	14,402	801	2012	2000	1936 Brookdale Road
Naperville, IL	-	1,540	28,204	738	1,540	28,942	4,073	2013	2011	535 West Ogden Avenue
Naples, FL	58,092	8,989	119,398	-	8,989	119,398	1,193	2015	2014	4800 Aston Gardens Way
Nashua, NH	-	1,264	43,026	-	1,264	43,026	1,955	2015	1999	674 West Hollis Street
Nashville, TN	-	3,900	35,788	1,372	3,900	37,160	6,856	2012	1998	4206 Stammer Place
Nepean, ON	5,769	1,575	5,770	-	1,575	5,770	583	2015	2010	1 Mill Hill Road
Newmarket, UKH	-	5,141	13,478	340	4,866	14,093	1,015	2014	2010	Jeddah Way
Newton, MA	27,501	2,250	43,614	672	2,263	44,273	8,293	2011	1968	2300 Washington Street
Newton, MA	15,873	2,500	30,681	1,800	2,514	32,467	6,425	2011	2000	280 Newtonville Avenue
Newton, MA	-	3,360	25,099	1,162	3,376	26,245	5,518	2011	1988	430 Centre Street
Newtown Square, PA	-	1,930	14,420	544	1,941	14,953	3,190	2013	2008	333 S. Newtown Street Rd.
Niagara Falls, ON	6,784	1,225	7,963	-	1,225	7,963	559	2015	2001	7860 Lundy's Lane
Niantic, CT	-	1,320	25,986	4,175	1,331	30,150	4,661	2011	1985	417 Main Street
North Andover, MA	22,315	1,960	34,976	1,203	2,019	36,120	6,815	2011	1967	700 Chickering Road
North Chelmsford, MA	11,760	880	18,478	783	898	19,243	3,338	2011	1997	2 Technology Drive
North Tustin, CA	-	2,880	18,059	357	2,880	18,416	1,998	2013	2009	12291 Newport Avenue
Oak Park, IL	-	1,250	40,383	570	1,250	40,953	6,150	2012	2005	1035 Madison Street
Oakland, CA	-	3,877	47,508	1,169	3,877	48,677	6,651	2013	1982	11889 Skyline Boulevard
Oakton, VA	-	2,250	37,576	1,425	2,252	38,998	4,964	2013	1983	2863 Hunter Mill Road
Oakville, ON	5,853	1,252	7,382	-	1,252	7,382	1,184	2013	1996	289 and 299 Randall Street
Oakville, ON	10,232	2,134	29,963	-	2,134	29,963	5,104	2013	1983	25 Lakeshore Road West
Oakville, ON	5,347	1,271	13,754	-	1,271	13,754	1,836	2013	1966	345 Church Street
Oceanside, CA	12,460	2,160	18,352	2,082	2,193	20,401	3,904	2011	1998	3500 Lake Boulevard
Okotoks, AB	17,631	714	20,943	-	714	20,943	1,244	2015	1992	51 Riverside Gate
Oshawa, ON	3,197	841	7,570	-	841	7,570	1,259	2013	1995	649 King Street East
Ottawa, ON	9,420	1,341	15,425	-	1,341	15,425	196	2015	1900	110 Berrigan Drive
Ottawa, ON	19,071	3,454	23,309	-	3,454	23,309	1,609	2015	2009	2370 Carling Avenue
Ottawa, ON	21,966	4,177	40,023	-	4,177	40,023	435	2015	1988	751 Peter Morand Crescent
Ottawa, ON	7,110	2,103	18,421	-	2,103	18,421	148	2015	1998	1 Eaton Street
Ottawa, ON	12,273	2,963	26,424	-	2,963	26,424	279	2015	1966	691 Valin Street
Ottawa, ON	10,213	1,561	18,170	-	1,561	18,170	207	2015	1964	22 Barnstone Drive
Ottawa, ON	13,970	3,403	31,090	-	3,403	31,090	294	2015	1996	990 Hunt Club Road
Ottawa, ON	18,867	3,411	28,335	-	3,411	28,335	207	2015	2001	2 Valley Stream Drive
Ottawa, ON	2,986	724	4,710	-	724	4,710	742	2013	2007	1345 Ogilvie Road
Ottawa, ON	2,178	818	2,165	968	678	3,273	541	2013	2006	370 Kennedy Lane
Ottawa, ON	10,733	2,809	27,299	-	2,809	27,299	5,099	2013	1951	43 Aylmer Avenue
Ottawa, ON	4,781	1,156	9,758	-	1,156	9,758	1,244	2013	1994	1351 Hunt Club Road
Ottawa, ON	3,392	746	7,800	-	746	7,800	1,167	2013	1999	140 Darlington Private
Ottawa, ON	9,348	1,176	12,764	-	1,176	12,764	790	2015	2005	10 Vaughan Street
Overland Park, KS	3,470	1,540	16,269	1,096	1,725	17,180	2,420	2012	1976	9201 Foster
Palo Alto, CA	16,839	-	39,639	1,145	-	40,784	5,203	2013	1999	2701 El Camino Real
Paramus, NJ	-	2,840	35,728	928	2,851	36,645	4,496	2013	2000	567 Paramus Road
Parkland, FL	57,666	4,880	111,481	-	4,880	111,481	1,171	2015	2009	5999 University Drive
Peabody, MA	6,338	-	-	19,009	2,250	16,758	1,379	2013	2002	73 Margin Street
Pembroke, ON	-	1,873	10,045	-	1,873	10,045	1,878	2012	2010	1111 Pembroke Street West
Pittsburgh, PA	-	1,580	18,017	369	1,580	18,386	2,830	2013	1977	900 Lincoln Club Dr.
Plainview, NY	-	3,066	19,901	370	3,079	20,258	2,354	2013	1985	1231 Old Country Road
Plano, TX	4,101	840	8,538	711	840	9,249	2,025	2011	2009	5521 Village Creek Dr
Plano, TX	28,734	3,120	59,950	838	3,120	60,788	11,356	2013	2008	4800 West Parker Road
Playa Vista, CA	-	1,580	40,531	686	1,580	41,217	5,627	2013	2004	5555 Playa Vista Drive
Plymouth, MA	-	1,444	34,951	-	1,444	34,951	1,899	2015	1998	157 South Street
Port Perry, ON	9,892	3,685	26,788	-	3,685	26,788	193	2015	1985	15987 Simcoe Street
Providence, RI	-	2,600	27,546	1,148	2,651	28,643	7,384	2011	1998	700 Smith Street
Purley, UKI	-	9,676	35,251	5,749	8,798	41,878	6,710	2012	2006	21 Russell Hill Road
Queensbury, NY	-	1,260	21,744	-	1,260	21,744	-	2015	1999	27 Woodvale Road
Quincy, MA	-	1,350	12,584	635	1,386	13,183	2,738	2011	1957	2003 Falls Boulevard
Rancho Cucamonga, CA	-	1,480	10,055	512	1,487	10,560	1,858	2013	1992	9519 Baseline Road
Rancho Palos Verdes, CA	-	5,450	60,034	1,284	5,450	61,318	9,043	2012	2003	5701 Crestridge Road
Randolph, NJ	-	1,540	46,934	602	1,540	47,536	6,100	2013	1988	648 Route 10 West
Red Deer, AB	11,851	1,247	19,283	-	1,247	19,283	315	2015	1989	3100 - 22 Street
Red Deer, AB	13,946	1,199	22,339	-	1,199	22,339	384	2015	2010	10 Inglewood Drive
Redondo Beach, CA	-	-	9,557	611	-	10,168	3,906	2011	1986	514 North Prospect Ave
Regina, SK	7,017	1,485	21,148	-	1,485	21,148	3,704	2013	1990	3651 Albert Street
Regina, SK	6,771	1,244	21,036	-	1,244	21,036	2,891	2013	1988	3105 Hillsdale Street
Regina, SK	13,178	1,539	24,053	-	1,539	24,053	207	2015	2002	1801 McIntyre Street
Renton, WA	21,565	3,080	51,824	340	3,080	52,164	7,774	2011	1989	104 Burnett Avenue South
Ridgefield, CT	-	3,100	80,614	-	3,100	80,614	4,320	2015	2014	640 Danbury Road
Riviere-du-Loup, QC	3,309	568	8,504	-	568	8,504	140	2015	1900	35 des Cedres
Riviere-du-Loup, QC	9,489	1,454	16,848	-	1,454	16,848	117	2015	2002	230-235 rue Des Chenes
Rocky Hill, CT	10,253	810	16,351	574	900	16,835	3,090	2011	2002	1160 Elm Street
Romeoville, IL	-	854	12,646	59,431	6,168	66,763	10,561	2006	1993	605 S Edward Dr.
Roseville, MN	-	1,540	35,877	498	1,585	36,331	4,298	2013	2008	2555 Snelling Avenue, North
Roswell, GA	-	2,080	6,486	1,169	2,380	7,355	1,317	2012	2013	75 Magnolia Street
Sacramento, CA	-	1,300	23,394	564	1,304	23,954	2,916	2013	1996	345 Munroe Street
Saint-Lambert, QC	23,254	9,931	107,748	-	9,931	107,748	45,319	2015	2002	1705 Avenue Victoria
Salem, NH	20,566	980	32,721	869	1,051	33,519	5,679	2011	1998	242 Main Street
Salisbury, UKK	-	3,251	18,169	-	3,251	18,169	742	2014	1900	Shapland Close
Salt Lake City, UT	-	1,360	19,691	1,650	1,360	21,341	5,156	2011	1900	1430 E. 4500 S.
San Diego, CA	-	4,200	30,707	201	4,200	30,908	3,289	2011	1965	2567 Second Avenue
San Diego, CA	-	5,810	63,078	926	5,810	64,004	11,714	2012	1989	13075 Evening Creek Drive S
San Diego, CA	-	3,000	27,164	428	3,000	27,592	3,186	2013	1990	810 Turquoise Street
San Gabriel, CA	-	3,120	15,566	489	3,120	16,055	2,296	2013	2008	8332 Huntington Drive
San Jose, CA	-	2,850	35,098	225	2,850	35,323	5,236	2011	2006	1420 Curvi Drive
San Jose, CA	-	3,280	46,823	1,261	3,280	48,084	7,027	2012	1999	500 S Winchester Boulevard
San Juan Capistrano, CA	-	1,390	6,942	1,056	1,390	7,998	3,028	2000	1900	30311 Camino Capistrano
Sandy Springs, GA	-	2,214	8,360	445	2,220	8,799	1,794	2012	1988	5455 Glenridge Drive NE
Santa Maria, CA	-	6,050	50,658	1,162	6,063	51,806	10,701	2011	2000	1220 Suey Road
Santa Monica, CA	19,936	5,250	28,340	501	5,252	28,839	3,729	2013	2009	1312 15th Street
Saskatoon, SK	4,329	981	13,905	-	981	13,905	1,753	2013	1995	220 24th Street East
Saskatoon, SK	10,078	1,382	17,609	-	1,382	17,609	2,236	2013	1999	1622 Acadia Drive
Schaumburg, IL	-	2,460	22,863	739	2,479	23,584	3,840	2013	1986	790 North Plum Grove Road
Scottsdale, AZ	-	2,500	3,890	1,244	2,500	5,134	1,136	2008	2005	9410 East Thunderbird Road
Seal Beach, CA	-	6,204	72,954	1,057	6,208	74,007	13,575	2013	2003	3850 Lampson Avenue
Seattle, WA	48,540	6,790	85,369	1,785	6,793	87,150	13,279	2011	1981	5300 24th Avenue NE
Seattle, WA	10,751	1,150	19,887	-	1,150	19,887	561	2015	2001	11039 17th Avenue
Sevenoaks, UKJ	-	7,387	48,012	-	7,387	48,012	7,643	2012	1985	64 - 70 Westerham Road
Shelburne, VT	19,540	720	31,041	1,490	756	32,495	5,171	2011	2004	687 Harbor Road
Shelby Township, MI	16,505	1,040	26,344	354	1,093	26,645	3,246	2013	2008	46471 Hayes Road
Shrewsbury, MA	-	950	26,824	-	950	26,824	1,566	2015	1996	3111 Main Street
Sidcup, UKI	-	9,773	56,163	10,008	8,873	67,071	11,712	2012	1998	Frognal Avenue
Simi Valley, CA	-	3,200	16,664	438	3,200	17,102	3,408	2013	2015	190 Tierra Rejada Road
Solihull, UKG	-	6,060	51,464	-	6,060	51,464	7,491	2012	1996	1270 Warwick Road
Solihull, UKG	-	4,269	30,963	-	4,269	30,963	4,631	2013	1989	1 Worcester Way
Sonning, UKJ	-	6,720	50,268	-	6,720	50,268	6,756	2013	1982	Old Bath Rd.
South Windsor, CT	-	3,000	29,295	1,405	3,099	30,601	6,608	2011	1900	432 Buckland Road
Spokane, WA	-	3,200	25,064	436	3,268	25,432	5,362	2013	2002	3117 E. Chaser Lane
Spokane, WA	-	2,580	25,342	211	2,639	25,494	4,242	2013	2011	1110 E. Westview Ct.
St. Albert, AB	8,775	1,145	17,863	-	1,145	17,863	3,231	2014	2001	78C McKenney Avenue
St. John's, NL	6,129	685	13,466	-	685	13,466	275	2015	2009	64 Portugal Cove Road
Stittsville, ON	4,791	1,175	17,397	-	1,175	17,397	2,206	2013	2001	1340 - 1354 Main Street
Stockport, UKD	-	5,222	29,674	-	5,222	29,674	4,999	2013	2007	1 Dairyground Road
Studio City, CA	-	4,006	25,307	561	4,040	25,835	4,246	2013	2001	4610 Coldwater Canyon Avenue
Sugar Land, TX	-	960	31,423	1,340	960	32,763	6,449	2011	2006	1221 Seventh St
Sun City, FL	21,693	6,521	48,476	-	6,521	48,476	644	2015	2001	231 Courtyards
Sun City, FL	24,442	5,040	50,923	-	5,040	50,923	610	2015	2001	1311 Aston Gardens Court
Sun City West, AZ	12,257	1,250	21,778	927	1,250	22,705	2,947	2012	1994	13810 West Sandridge Drive
Sunnyvale, CA	-	5,420	41,682	889	5,420	42,571	6,651	2012	1997	1039 East El Camino Real
Surrey, BC	7,128	3,605	18,818	-	3,605	18,818	4,276	2013	2012	16028 83rd Avenue
Surrey, BC	16,373	4,552	22,338	-	4,552	22,338	5,435	2013	1996	15501 16th Avenue
Suwanee, GA	-	1,560	11,538	604	1,560	12,142	2,103	2012	1988	4315 Johns Creek Parkway
Sway, UKJ	-	4,955	18,437	-	4,955	18,437	1,099	2014	1964	Sway Place
Swift Current, SK	2,343	492	10,119	-	492	10,119	1,513	2013	1981	301 Macoun Drive
Tacoma, WA	18,405	2,400	35,053	211	2,446	35,219	5,282	2011	1971	7290 Rosemount Circle
Tacoma, WA	-	1,535	6,068	-	1,535	6,068	599	2015	1990	7290 Rosemount Circle
Tampa, FL	69,330	4,910	114,148	-	4,910	114,148	1,144	2015	1997	12951 W Linebaugh Avenue
The Woodlands, TX	-	480	12,379	284	480	12,663	2,274	2011	1999	7950 Bay Branch Dr
Toledo, OH	-	2,040	47,129	2,716	2,144	49,741	10,566	2010	1998	3501 Executive Parkway
Toronto, ON	8,882	2,927	20,713	-	2,927	20,713	800	2015	1900	54 Foxbar Road
Toronto, ON	9,874	5,082	25,493	-	5,082	25,493	1,640	2015	2014	645 Castlefield Avenue
Toronto, ON	13,234	1,976	20,034	-	1,976	20,034	1,238	2015	1973	4251 Dundas Street West
Toronto, ON	20,785	5,132	41,657	-	5,132	41,657	2,494	2015	1996	10 William Morgan Drive
Toronto, ON	5,723	2,480	7,571	-	2,480	7,571	650	2015	2007	123 Spadina Road
Toronto, ON	1,499	1,079	5,364	-	1,079	5,364	739	2013	2014	25 Centennial Park Road
Toronto, ON	8,428	2,513	19,695	-	2,513	19,695	2,074	2013	2015	305 Balliol Street
Toronto, ON	18,600	3,400	32,757	-	3,400	32,757	5,095	2013	2005	1055 and 1057 Don Mills Road
Toronto, ON	1,120	1,361	2,915	-	1,361	2,915	844	2013	1987	3705 Bathurst Street
Toronto, ON	1,816	1,447	3,918	-	1,447	3,918	763	2013	2006	1340 York Mills Road
Toronto, ON	32,781	5,304	53,488	-	5,304	53,488	11,343	2013	1974	8 The Donway East
Trumbull, CT	24,245	2,850	37,685	1,229	2,927	38,837	8,103	2011	1975	2750 Reservoir Avenue
Tucson, AZ	4,615	830	6,179	3,497	830	9,676	1,113	2012	2006	5660 N. Kolb Road
Tulsa, OK	-	1,330	21,285	1,781	1,350	23,046	4,545	2010	1998	8887 South Lewis Ave
Tulsa, OK	-	1,500	20,861	1,550	1,551	22,360	4,840	2010	1999	9524 East 71st St
Tustin, CA	-	840	15,299	484	840	15,783	2,515	2011	1989	240 East 3rd St
Upland, CA	-	3,160	42,596	-	3,160	42,596	1,459	2015	1985	2419 North Euclid Avenue
Upper St Claire, PA	-	1,102	13,455	486	1,102	13,941	2,404	2013	2013	500 Village Drive
Vancouver, BC	15,361	24,122	42,675	-	24,122	42,675	2,776	2015	1988	2803 West 41st Avenue
Vankleek Hill, ON	1,077	389	2,960	-	389	2,960	573	2013	1962	48 Wall Street
Vaudreuil, QC	8,279	1,779	14,803	-	1,779	14,803	149	2015	1990	333 rue Querbes
Venice, FL	64,425	6,820	100,501	-	6,820	100,501	1,071	2015	2012	1000 Aston Gardens Drive
Victoria, BC	-	2,674	14,218	-	2,674	14,218	2,914	2012	1999	2638 Ross Lane
Victoria, BC	7,533	2,856	18,038	-	2,856	18,038	3,203	2013	1969	3000 Shelbourne Street
Victoria, BC	6,945	3,681	15,774	-	3,681	15,774	2,895	2013	1974	3051 Shelbourne Street
Victoria, BC	7,788	2,476	15,379	-	2,476	15,379	849	2015	2011	3965 Shelbourne Street
Virginia Water, UKJ	-	7,106	29,937	5,261	6,475	35,829	5,458	2012	1990	Christ Church Road
Walnut Creek, CA	-	3,700	12,467	1,108	3,763	13,512	2,649	2013	2000	2175 Ygnacio Valley Road
Waltham, MA	-	2,462	40,062	-	2,462	40,062	2,372	2015	1990	126 Smith Street
Warwick, RI	15,681	2,400	24,635	1,270	2,407	25,898	6,310	2011	2008	75 Minnesota Avenue
Washington, DC	32,108	4,000	69,154	739	4,000	69,893	9,085	2013	1889	5111 Connecticut Avenue NW
Waterbury, CT	24,305	2,460	39,547	1,954	2,495	41,465	11,430	2011	2000	180 Scott Road
Wayland, MA	-	1,207	27,462	982	1,307	28,344	3,901	2013	2013	285 Commonwealth Road
Welland, ON	6,662	954	8,971	-	954	8,971	201	2015	1998	110 First Street
Wellesley, MA	-	4,690	77,462	-	4,690	77,462	2,684	2015	1997	23 & 27 Washington Street
West Babylon, NY	-	3,960	47,085	549	3,960	47,634	5,641	2013	1970	580 Montauk Highway
West Bloomfield, MI	-	1,040	12,300	453	1,060	12,733	1,776	2013	2004	7005 Pontiac Trail
West Hills, CA	-	2,600	7,521	444	2,600	7,965	1,819	2013	2011	9012 Topanga Canyon Road
West Vancouver, BC	19,137	7,059	28,155	-	7,059	28,155	4,598	2013	1900	2095 Marine Drive
Westbourne, UKK	-	6,504	49,217	-	6,504	49,217	6,843	2013	1900	16-18 Poole Road
Westford, MA	-	1,440	32,607	-	1,440	32,607	1,117	2015	1960	108 Littleton Road
Weston, MA	-	1,160	6,200	534	1,160	6,734	767	2013	1900	135 North Avenue
Weybridge, UKJ	-	9,422	57,457	-	9,422	57,457	9,805	2013	2012	Ellesmere Road
Weymouth, UKK	-	3,097	19,712	-	3,097	19,712	767	2014	1900	Cross Road
White Oak, MD	-	2,304	24,768	998	2,316	25,754	3,085	2013	1994	11621 New Hampshire Avenue
Wilbraham, MA	10,976	660	17,639	715	668	18,345	3,368	2011	2010	2387 Boston Road
Wilmington, DE	-	1,040	23,338	464	1,040	23,802	3,256	2013	2008	2215 Shipley Street
Winchester, UKJ	-	7,182	35,044	-	7,182	35,044	5,526	2012	2006	Stockbridge Road
Winnipeg, MB	13,274	1,960	38,612	-	1,960	38,612	8,716	2013	2005	857 Wilkes Avenue
Winnipeg, MB	7,809	1,276	21,732	-	1,276	21,732	3,156	2013	2000	3161 Grant Avenue
Winnipeg, MB	8,310	1,317	15,609	-	1,317	15,609	965	2015	1998	125 Portsmouth Boulevard
Wolverhampton, UKG	-	3,510	10,409	-	3,510	10,409	2,422	2013	1996	73 Wergs Road
Woodbridge, CT	-	1,370	14,219	849	1,391	15,047	4,196	2011	1963	21 Bradley Road
Woodland Hills, CA	-	3,400	20,478	678	3,406	21,150	3,381	2013	2007	20461 Ventura Boulevard
Worcester, MA	13,751	1,140	21,664	784	1,156	22,431	4,109	2011	2014	340 May Street
Yarmouth, ME	17,128	450	27,711	798	470	28,489	4,848	2011	1900	27 Forest Falls Drive
Yonkers, NY	-	3,962	50,107	907	3,967	51,009	6,551	2013	1991	65 Crisfield Street
Yorkton, SK	3,389	467	8,765	-	466	8,763	1,283	2013	1900	94 Russell Drive

Seniors housing operating total	$2,290,552	$972,005	$10,569,105	$446,629	$994,865	$10,992,868	$1,463,201

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient medical:
Akron, OH	$-	$821	$12,105	$-	$821	$12,105	$1,568	2012	1985	701 White Pond Drive
Allen, TX	12,080	726	14,196	315	726	14,511	3,024	2012	2006	1105 N Central Expressway
Alpharetta, GA	-	773	18,902	230	773	19,133	3,859	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	-	1,769	36,152	-	1,769	36,152	8,518	2011	1999	3400-C Old Milton Parkway
Alpharetta, GA	-	476	14,757	13	476	14,770	3,156	2011	2003	11975 Morris Road
Alpharetta, GA	-	1,862	-	-	1,862	-	-	2011	1900	940 North Point Parkway
Alpharetta, GA	-	548	17,103	39	548	17,142	4,469	2011	1900	3300 Old Milton Parkway
Arcadia, CA	-	5,408	23,219	2,971	5,618	25,980	7,917	2006	1984	301 W. Huntington Drive
Arlington, TX	-	82	18,243	248	82	18,491	1,094	2012	2014	902 W. Randol Mill Road
Atlanta, GA	-	4,931	18,720	4,679	5,301	23,029	8,357	2006	1991	755 Mt. Vernon Hwy.
Atlanta, GA	-	1,947	24,248	1,143	1,947	25,391	4,258	2012	2007	975 Johnson Ferry Road
Atlanta, GA	25,726	-	43,425	483	-	43,908	9,347	2012	2006	5670 Peachtree-Dunwoody Road
Bardstown, KY	2,001	-	-	8,239	273	7,966	86	2010	2011	4359 New Shepherdsville Rd
Bartlett, TN	7,719	187	15,015	1,632	187	16,647	5,193	2007	2004	2996 Kate Bond Rd.
Bellevue, NE	-	-	16,680	-	-	16,680	3,408	2010	2010	2510 Bellevue Medical Center Drive
Bettendorf, IA	-	-	7,110	73	-	7,183	210	2013	2009	2140 53rd Avenue
Beverly Hills, CA	-	20,766	40,730	-	20,766	40,730	1,051	2015	1900	9675 Brighton Way
Beverly Hills, CA	-	18,863	1,192	-	18,863	1,192	111	2015	1900	415 North Bedford
Beverly Hills, CA	-	19,863	31,690	-	19,863	31,690	961	2015	1946	416 North Bedford
Beverly Hills, CA	33,729	32,603	28,639	-	32,603	28,639	1,119	2015	1955	435 North Bedford
Beverly Hills, CA	78,271	52,772	88,693	-	52,772	88,693	2,116	2015	1946	436 North Bedford
Birmingham, AL	-	52	10,201	3,208	52	13,409	4,743	2006	1971	801 Princeton Avenue SW
Birmingham, AL	-	124	11,733	-	124	11,733	3,070	2006	1985	817 Princeton Avenue SW
Birmingham, AL	-	476	18,726	-	476	18,726	5,068	2006	1989	833 Princeton Avenue SW
Boardman, OH	-	80	12,161	-	80	12,161	3,128	2010	2007	8423 Market St
Boca Raton, FL	-	109	34,002	2,423	214	36,320	11,052	2006	1995	9970 S. Central Park Blvd.
Boca Raton, FL	-	31	12,312	55	31	12,367	2,004	2012	1993	9960 S. Central Park Boulevard
Boerne, TX	-	50	13,541	190	50	13,731	3,173	2011	2007	134 Menger Springs Road
Boynton Beach, FL	-	2,048	7,692	615	2,048	8,307	3,059	2006	1995	8188 Jog Rd.
Boynton Beach, FL	-	2,048	7,403	1,238	2,048	8,640	2,937	2006	1997	8200 Jog Road
Boynton Beach, FL	-	214	5,611	8,079	270	13,634	4,162	2007	1996	10075 Jog Rd.
Boynton Beach, FL	25,708	13,324	40,369	773	13,324	41,141	5,217	2013	2013	10301 Hagen Ranch Road
Bradenton, FL	-	1,184	9,799	-	1,184	9,799	629	2014	2014	315 75th Street West
Bradenton, FL	-	1,035	4,298	-	1,035	4,298	303	2014	2009	7005 Cortez Road West
Bridgeton, MO	10,294	450	21,272	20	450	21,292	5,105	2010	2006	12266 DePaul Dr
Burleson, TX	-	10	12,611	3	10	12,614	2,484	2011	2007	12001 South Freeway
Burnsville, MN	-	-	31,596	-	-	31,596	2,339	2013	2012	14101 Fairview Dr
Carmel, IN	-	2,280	19,238	64	2,280	19,301	5,488	2011	2005	12188-A North Meridian Street
Carmel, IN	-	2,026	21,559	10	2,026	21,570	6,368	2011	2007	12188-B North Meridian Street
Castle Rock, CO	-	80	13,004	571	79	13,576	1,012	2014	2014	2352 Meadows Boulevard
Cedar Grove, WI	-	113	618	-	113	618	132	2010	1986	313 S. Main St.
Charleston, SC	-	2,773	25,928	3	2,773	25,931	1,794	2014	1975	325 Folly Road
Cincinnati, OH	-	-	17,880	218	-	18,098	1,454	2012	2012	3301 Mercy West Boulevard
Claremore, OK	7,732	132	12,829	407	132	13,236	4,399	2007	2005	1501 N. Florence Ave.
Clarkson Valley, MO	-	-	35,592	-	-	35,592	8,269	2009	2010	15945 Clayton Rd
Clear Lake, TX	-	-	13,882	-	-	13,882	463	2013	1995	1010 South Ponds Drive
Columbia, MD	-	2,333	19,232	-	2,333	19,232	2,576	2012	2013	10700 Charter Drive
Columbia, MD	-	-	34,930	-	-	34,930	136	2015	2009	5450 & 5500 Knoll N Drive
Coon Rapids, MN	-	-	26,679	730	-	27,409	2,007	2013	2005	11850 Blackfoot Street NW
Dade City, FL	-	1,211	5,511	-	1,211	5,511	879	2011	1998	13413 US Hwy 301
Dallas, TX	-	137	28,690	2,535	137	31,225	10,073	2006	1995	9330 Poppy Dr.
Dallas, TX	28,450	462	52,488	3	462	52,491	6,735	2012	2004	7115 Greenville Avenue
Dayton, OH	-	730	6,919	-	730	6,919	1,747	2011	1988	1530 Needmore Road
Deerfield Beach, FL	-	2,408	7,809	3	2,408	7,812	2,555	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	-	1,882	34,767	5,693	2,064	40,278	14,345	2006	1985	5130-5150 Linton Blvd.
Durham, NC	-	1,212	22,858	1	1,212	22,859	1,583	2013	2014	1823 Hillandale Road
Edina, MN	-	310	15,132	17	310	15,149	3,181	2010	2003	8100 W 78th St
El Paso, TX	-	677	17,075	2,089	677	19,164	6,931	2006	1997	2400 Trawood Dr.
Everett, WA	-	4,842	26,010	-	4,842	26,010	4,804	2010	2011	13020 Meridian Ave. S.
Fenton, MO	11,578	958	27,485	242	958	27,727	3,199	2013	2014	1011 Bowles Avenue
Fenton, MO	5,544	369	13,911	-	369	13,911	1,110	2013	2014	1055 Bowles Avenue
Flower Mound, TX	-	737	9,654	-	737	9,654	341	2015	2002	2560 Central Park Avenue
Flower Mound, TX	-	4,164	27,529	14	4,164	27,543	1,857	2014	2007	4370 Medical Arts Drive
Flower Mound, TX	-	4,620	-	-	4,620	-	-	2014	2014	Medical Arts Drive
Fort Wayne, IN	16,135	1,105	22,836	-	1,105	22,836	2,898	2012	2009	7916 Jefferson Boulevard
Fort Worth, TX	-	462	26,020	-	462	26,020	1,592	2012	2008	10840 Texas Health Trail
Fort Worth, TX	-	401	6,099	-	401	6,099	345	2014	2006	7200 Oakmont Boulevard
Franklin, TN	-	2,338	12,138	2,184	2,338	14,322	4,398	2007	1988	100 Covey Drive
Franklin, WI	4,942	6,872	7,550	-	6,872	7,550	1,687	2010	1984	9200 W. Loomis Rd.
Frisco, TX	-	-	18,635	1,340	-	19,975	5,794	2007	2004	4401 Coit Road
Frisco, TX	-	-	15,309	2,151	-	17,460	5,914	2007	2004	4461 Coit Road
Gallatin, TN	-	20	21,801	183	20	21,984	5,521	2010	1997	300 Steam Plant Rd
Gig Harbor, WA	-	-	-	30,917	80	30,837	242	2010	2011	11511 Canterwood Blvd NW
Glendale, CA	-	37	18,398	761	37	19,159	5,230	2007	2002	222 W. Eulalia St.
Grand Prairie, TX	-	981	6,086	-	981	6,086	1,187	2012	2012	2740 N State Hwy 360
Grapevine, TX	5,459	-	5,943	4,778	2,081	8,640	401	2014	2010	2040 W State Hwy 114
Grapevine, TX	9,882	3,365	15,669	-	3,365	15,669	1,085	2014	1900	2020 W State Hwy 114
Green Bay, WI	6,871	-	14,891	-	-	14,891	2,939	2010	2002	2253 W. Mason St.
Green Bay, WI	-	-	20,098	-	-	20,098	3,891	2010	2002	2845 Greenbrier Road
Green Bay, WI	-	-	11,696	-	-	11,696	3,145	2010	2002	2845 Greenbrier Road
Greeneville, TN	-	970	10,104	-	970	10,104	2,403	2010	2005	438 East Vann Rd
Greenwood, IN	-	8,316	26,384	-	8,316	26,384	3,705	2012	2013	1260 Innovation Parkway
Greenwood, IN	-	1,262	7,045	645	1,262	7,691	499	2014	2001	333 E County Line Road
Grenwood, IN	-	2,098	21,538	1	2,098	21,538	1,006	2014	2011	3000 S State Road 135
Harker Heights, TX	-	1,907	3,575	-	1,907	3,575	298	2011	2009	E Central Texas Expressway
High Point, NC	-	2,659	29,069	162	2,659	29,230	3,398	2012	2010	4515 Premier Drive
Highland, IL	-	-	8,834	-	-	8,834	699	2012	2010	12860 Troxler Avenue
Houston, TX	14,000	378	31,932	316	378	32,248	6,083	2012	1981	18100 St John Drive
Houston, TX	-	91	10,613	-	91	10,613	1,912	2012	1986	2060 Space Park Drive
Houston, TX	-	10,403	-	-	10,403	-	3	2011	2003	15655 Cypress Woods Medical Drive
Houston, TX	-	5,837	33,128	1	5,837	33,129	6,385	2012	2006	15655 Cypress Woods Medical Drive
Houston, TX	-	3,688	13,313	1	3,688	13,315	1,845	2012	2004	10701 Vintage Preserve Parkway
Houston, TX	-	-	-	75,398	12,815	62,584	6,206	2012	2007	2727 W Holcombe Boulevard
Houston, TX	-	3,102	32,323	640	3,242	32,824	2,289	2014	2012	1900 N Loop W Freeway
Hudson, OH	-	2,587	13,720	8	2,587	13,728	2,546	2012	2001	5655 Hudson Drive
Humble, TX	-	-	9,941	-	-	9,941	290	2013	2014	8233 N. Sam Houston Parkway E.
Jackson, MI	-	607	17,367	42	626	17,389	2,033	2013	2009	1201 E Michigan Avenue
Jupiter, FL	-	2,252	11,415	2,375	2,252	13,790	3,826	2006	2001	550 Heritage Dr.
Jupiter, FL	-	2,825	5,858	566	2,825	6,424	2,288	2007	2004	600 Heritage Dr.
Kenosha, WI	7,494	-	18,058	-	-	18,058	3,488	2010	1993	10400 75th St.
Killeen, TX	-	760	22,878	20	760	22,898	4,986	2010	2010	2405 Clear Creek Rd
Kyle, TX	-	2,569	14,384	84	2,569	14,468	1,038	2014	2009	135 Bunton Road
La Jolla, CA	-	12,855	32,658	-	12,855	32,658	969	2015	1976	4150 Regents Park Row
La Jolla, CA	-	9,425	26,904	-	9,425	26,904	522	2015	1985	4120 & 4130 La Jolla Village Drive
La Quinta, CA	-	3,266	22,066	116	3,279	22,169	1,599	2014	2013	47647 Caleo Bay Drive
Lake St Louis, MO	-	240	14,249	49	240	14,298	3,342	2010	2008	400 Medical Dr
Lakeway, TX	-	2,801	-	-	2,801	-	-	2007	1900	Lohmans Crossing Road
Lakewood, CA	-	146	14,885	1,709	146	16,594	4,743	2006	1993	5750 Downey Ave.
Lakewood, WA	7,041	72	16,017	-	72	16,017	1,873	2012	2002	11307 Bridgeport Way SW
Las Vegas, NV	-	2,319	4,612	1,021	2,319	5,632	1,988	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	-	74	15,287	1,150	74	16,437	4,969	2006	2000	1815 E. Lake Mead Blvd.
Las Vegas, NV	-	433	6,921	212	433	7,133	2,464	2007	1997	1776 E. Warm Springs Rd.
Las Vegas, NV	-	6,127	-	50	6,127	50	-	2007	1975	SW corner of Deer Springs Way and Riley Street
Lenexa, KS	-	540	17,926	256	540	18,182	3,270	2010	2008	23401 Prairie Star Pkwy
Lenexa, KS	-	100	14,058	-	100	14,058	673	2013	2012	23351 Prairie Star Parkway
Lincoln, NE	-	1,420	29,723	25	1,420	29,748	7,625	2010	2003	575 South 70th St
Los Alamitos, CA	-	39	18,635	1,218	39	19,853	5,625	2007	2003	3771 Katella Ave.
Los Gatos, CA	-	488	22,386	1,740	488	24,126	8,383	2006	1993	555 Knowles Dr.
Loxahatchee, FL	-	1,637	5,048	985	1,719	5,951	2,009	2006	1997	12977 Southern Blvd.
Loxahatchee, FL	-	1,340	6,509	624	1,440	7,033	2,279	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	-	1,553	4,694	1,018	1,650	5,615	1,791	2006	1994	12983 Southern Blvd.
Marinette, WI	6,036	-	13,538	-	-	13,538	3,146	2010	2002	4061 Old Peshtigo Rd.
Melbourne, FL	-	3,439	50,461	257	3,439	50,718	3,039	2014	2013	2222 South Harbor City Boulevard
Merced, CA	-	-	14,699	5	-	14,704	3,274	2009	2010	315 Mercy Ave.
Merriam, KS	-	176	8,005	8,558	775	15,965	2,094	2011	1972	8800 West 75th Street
Merriam, KS	-	-	1,996	-	-	1,996	782	2011	1980	7301 Frontage Street
Merriam, KS	-	-	10,222	-	-	10,222	4,121	2011	1977	8901 West 74th Street
Merriam, KS	-	-	5,862	-	-	5,862	2,059	2011	1985	9119 West 74th Street
Merriam, KS	-	1,226	24,998	-	1,226	24,998	2,449	2013	2009	9301 West 74th Street
Merrillville, IN	-	-	22,134	632	-	22,766	5,023	2008	2006	101 E. 87th Ave.
Mesa, AZ	-	1,558	9,561	629	1,558	10,190	3,461	2008	1989	6424 East Broadway Road
Mesquite, TX	-	496	3,834	-	496	3,834	531	2012	1994	1575 I-30
Milwaukee, WI	2,569	540	8,457	-	540	8,457	1,767	2010	1930	1218 W. Kilbourn Ave.
Milwaukee, WI	8,962	1,425	11,520	-	1,425	11,520	3,138	2010	1962	3301-3355 W. Forest Home Ave.
Milwaukee, WI	2,242	922	2,185	-	922	2,185	744	2010	1958	840 N. 12th St.
Milwaukee, WI	17,365	-	44,535	-	-	44,535	8,415	2010	1983	2801 W. Kinnickinnic Pkwy.
Mission Hills, CA	25,247	-	42,276	1,090	4,791	38,575	2,886	2014	2013	11550 Indian Hills Road
Moline, IL	-	-	8,783	29	-	8,812	483	2012	2006	3900 28th Avenue Drive
Monticello, MN	8,464	61	18,489	22	61	18,510	1,986	2012	2005	1001 Hart Boulevard
Moorestown, NJ	-	6	50,896	-	6	50,896	6,324	2011	2012	401 Young Avenue
Mount Juliet, TN	3,016	1,566	11,697	1,118	1,566	12,815	4,326	2007	2005	5002 Crossings Circle
Mount Vernon, IL	-	-	24,892	-	-	24,892	3,195	2011	2012	4121 Veterans Memorial Dr
Murrieta, CA	-	-	47,190	486	-	47,676	11,011	2010	2011	28078 Baxter Rd.
Murrieta, CA	-	3,800	-	-	3,800	-	-	2014	2012	28078 Baxter Rd.
Muskego, WI	1,078	964	2,159	-	964	2,159	417	2010	1993	S74 W16775 Janesville Rd.
Nashville, TN	-	1,806	7,165	2,036	1,806	9,201	3,416	2006	1986	310 25th Ave. N.
New Albany, IN	-	2,411	16,494	30	2,411	16,524	993	2014	2007	2210 Green Valley Road
New Berlin, WI	4,156	3,739	8,290	-	3,739	8,290	1,737	2010	1993	14555 W. National Ave.
Niagara Falls, NY	-	1,433	10,891	271	1,597	10,998	4,302	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	-	454	8,362	-	454	8,362	2,358	2007	2004	6930 Williams Rd
Oklahoma City, OK	-	216	19,135	77	216	19,212	2,553	2013	2008	535 NW 9th Street
Oro Valley, AZ	9,395	89	18,339	746	89	19,084	5,423	2007	2004	1521 E. Tangerine Rd.
Oshkosh, WI	-	-	18,339	-	-	18,339	3,515	2010	2000	855 North Wethaven Dr.
Oshkosh, WI	7,467	-	15,881	-	-	15,881	3,012	2010	2000	855 North Wethaven Dr.
Palm Springs, FL	-	739	4,066	494	739	4,560	1,732	2006	1993	1640 S. Congress Ave.
Palm Springs, FL	-	1,182	7,765	563	1,182	8,328	2,978	2006	1997	1630 S. Congress Ave.
Palmer, AK	18,345	217	29,705	1,220	217	30,925	8,475	2007	2006	2490 South Woodworth Loop
Pasadena, TX	-	1,700	8,009	-	1,700	8,009	501	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	-	1,500	11,253	-	1,500	11,253	613	2012	2015	2515 Business Center Drive
Pearland, TX	-	9,594	32,753	191	9,807	32,731	1,337	2014	2006	11511 Shadow Creek Parkway
Pendleton, OR	-	-	10,312	-	-	10,312	549	2012	2013	3001 St. Anthony Drive
Phoenix, AZ	-	1,149	48,018	11,069	1,149	59,087	18,292	2006	1998	2222 E. Highland Ave.
Pineville, NC	-	961	6,974	2,515	1,077	9,373	3,343	2006	1988	10512 Park Rd.
Plano, TX	-	5,423	20,698	-	5,423	20,698	9,178	2008	2007	6957 Plano Parkway
Plano, TX	52,479	793	83,209	578	793	83,787	13,469	2012	2005	6020 West Parker Road
Plantation, FL	-	8,563	10,666	3,169	8,575	13,823	5,716	2006	1997	851-865 SW 78th Ave.
Plantation, FL	-	8,848	9,262	587	8,908	9,789	5,824	2006	1996	600 Pine Island Rd.
Plymouth, WI	1,258	1,250	1,870	-	1,250	1,870	440	2010	1991	2636 Eastern Ave.
Portland, ME	-	655	25,930	13	655	25,943	4,949	2011	2008	195 Fore River Parkway
Redmond, WA	-	5,015	26,709	284	5,015	26,993	5,122	2010	2011	18000 NE Union Hill Rd.
Reno, NV	-	1,117	21,972	1,999	1,117	23,970	7,123	2006	1991	343 Elm St.
Richmond, VA	-	2,969	26,697	60	3,004	26,722	4,413	2012	2008	7001 Forest Avenue
Rockwall, TX	-	132	17,197	3	132	17,200	2,862	2012	2008	3142 Horizon Road
Rogers, AR	-	1,062	29,326	-	1,062	29,326	6,007	2011	2008	2708 Rife Medical Lane
Rolla, MO	-	1,931	47,639	-	1,931	47,639	7,480	2011	2009	1605 Martin Spring Drive
Roswell, NM	-	183	5,851	-	183	5,851	1,116	2011	2011	601 West Country Club Road
Roswell, NM	4,049	883	15,984	-	883	15,984	2,720	2011	2004	350 West Country Club Road
Roswell, NM	-	762	17,171	1	762	17,171	2,333	2011	2006	300 West Country Club Road
Sacramento, CA	-	866	12,756	1,715	866	14,471	4,491	2006	1990	8120 Timberlake Way
Salem, NH	-	1,655	14,050	20	1,655	14,070	1,052	2014	2014	31 Stiles Road
San Antonio, TX	-	1,012	10,545	739	1,012	11,284	4,482	2006	1999	19016 Stone Oak Pkwy.
San Antonio, TX	-	1,038	9,173	-	1,038	9,173	3,565	2006	1999	540 Stone Oak Centre Drive
San Antonio, TX	18,400	4,518	31,041	362	4,548	31,373	6,536	2012	1986	5282 Medical Drive
San Antonio, TX	-	900	17,288	304	900	17,591	1,726	2014	2006	3903 Wiseman Boulevard
Santa Clarita, CA	-	-	2,338	19,664	5,196	16,806	1,125	2014	1900	23861 McBean Parkway
Santa Clarita, CA	-	-	28,384	1,580	5,250	24,714	1,705	2014	1900	23929 McBean Parkway
Santa Clarita, CA	-	278	185	-	278	185	67	2014	1976	23871 McBean Parkway
Santa Clarita, CA	25,000	295	40,262	-	295	40,262	1,525	2014	1998	23803 McBean Parkway
Santa Clarita, CA	-	-	20,618	307	4,407	16,518	1,219	2014	1996	24355 Lyons Avenue
Santa Clarita, CA	-	9,835	-	1,760	11,595	-	-	2014	1986	23861 McBean Parkway
Sarasota, FL	-	62	47,325	864	62	48,190	6,807	2012	1990	1921 Waldemere Street
Seattle, WA	-	4,410	38,428	358	4,410	38,786	8,479	2010	2010	5350 Tallman Ave
Sewell, NJ	-	60	57,929	308	74	58,223	16,141	2007	2009	239 Hurffville-Cross Keys Road
Shakopee, MN	6,350	508	11,412	36	509	11,447	2,701	2010	1996	1515 St Francis Ave
Shakopee, MN	10,739	707	18,089	66	773	18,089	3,142	2010	2007	1601 St Francis Ave
Sheboygan, WI	1,737	1,012	2,216	-	1,012	2,216	526	2010	1958	1813 Ashland Ave.
Shenandoah, TX	-	-	21,135	-	-	21,135	528	2013	2009	106 Vision Park Boulevard
Sherman Oaks, CA	-	-	32,186	1,902	3,121	30,967	2,097	2014	1989	4955 Van Nuys Boulevard
Somerville, NJ	-	3,400	22,244	2	3,400	22,246	4,125	2008	2007	30 Rehill Avenue
Southlake, TX	11,680	592	18,243	149	592	18,392	2,896	2012	2004	1545 East Southlake Boulevard
Southlake, TX	17,800	698	30,549	1,709	698	32,258	4,276	2012	2004	1545 East Southlake Boulevard
Southlake, TX	-	3,000	-	-	3,000	-	-	2014	2013	Central Avenue
Springfield, IL	5,273	-	-	11,919	1,569	10,350	66	2010	1989	1100 East Lincolnshire Blvd
Springfield, IL	1,650	-	-	3,696	177	3,519	23	2010	1988	2801 Mathers Rd
St Paul, MN	-	49	37,695	283	49	37,978	1,465	2014	1969	225 Smith Avenue N.
St. Louis, MO	-	336	17,247	1,119	336	18,366	5,550	2007	2001	2325 Dougherty Rd.
St. Paul, MN	24,781	2,706	39,507	13	2,704	39,523	7,500	2011	2007	435 Phalen Boulevard
Suffern, NY	-	653	37,255	130	696	37,342	6,695	2011	2007	255 Lafayette Avenue
Suffolk, VA	-	1,566	11,511	25	1,566	11,537	3,326	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	8,305	3,543	15,532	-	3,543	15,532	2,643	2012	2013	11555 University Boulevard
Summit, WI	-	2,899	87,666	-	2,899	87,666	22,984	2008	2009	36500 Aurora Dr.
Tacoma, WA	-	-	64,307	-	-	64,307	8,481	2011	2013	1608 South J Street
Tallahassee, FL	-	-	17,449	-	-	17,449	3,575	2010	2011	One Healing Place
Tampa, FL	-	4,318	12,228	-	4,318	12,222	1,672	2011	2003	14547 Bruce B Downs Blvd
Temple, TX	-	2,900	9,954	26	2,900	9,980	870	2011	2012	2601 Thornton Lane
Tucson, AZ	-	1,302	4,925	847	1,325	5,749	2,170	2008	1995	2055 W. Hospital Dr.
Tustin, CA	-	3,345	2,171	-	3,345	2,171	328	2015	1950	14591 Newport Ave
Tustin, CA	-	3,361	12,039	-	3,361	12,039	200	2015	1989	14642 Newport Ave
Van Nuys, CA	-	-	36,187	-	-	36,187	6,561	2009	1991	6815 Noble Ave.
Voorhees, NJ	-	6,404	24,251	1,471	6,477	25,649	7,515	2006	1997	900 Centennial Blvd.
Voorhees, NJ	-	6	96,075	77	6	96,152	13,977	2010	2012	200 Bowman Drive
Wellington, FL	-	107	16,933	2,587	302	19,325	4,967	2006	2000	10115 Forest Hill Blvd.
Wellington, FL	-	388	13,697	925	388	14,622	3,832	2007	2003	1395 State Rd. 7
West Allis, WI	3,190	1,106	3,309	-	1,106	3,309	938	2010	1961	11333 W. National Ave.
West Seneca, NY	-	917	22,435	2,623	1,665	24,310	7,547	2007	1990	550 Orchard Park Rd
Zephyrhills, FL	-	3,875	27,270	-	3,875	27,270	4,063	2011	1974	38135 Market Square Dr
Outpatient medical total:	$627,689	$490,437	$4,274,941	$278,333	$535,720	$4,507,983	$794,063

Assets held for sale:
Akron, OH	$-	$300	$20,200	$-	$-	$-	$-	2009	2008	200 E. Market St.
Amelia Island, FL	-	3,290	24,310	-	-	-	-	2005	1998	48 Osprey Village Dr.
Austin, TX	-	730	18,970	-	-	-	-	2007	2006	3200 W. Slaughter Lane
Baytown, TX	-	450	6,150	-	-	-	-	2002	2000	3921 N. Main St.
Baytown, TX	-	540	11,110	-	-	-	-	2009	2008	2000 West Baker Lane
Bellaire, TX	-	4,551	46,105	-	-	-	-	2006	2005	5410 W. Loop S.
Bellaire, TX	-	2,972	33,445	-	-	-	-	2006	2005	5420 W. Loop S.
Bellevue, WI	-	1,740	18,260	-	-	-	-	2006	2004	1660 Hoffman Rd.
Bellingham, MA	-	9,270	-	-	-	2,156	-	2007	2015	Maple Street and High Street
Bridgeton, MO	-	-	30,221	-	-	-	-	2011	2011	12380 DePaul Drive
Brookline, MA	-	2,760	9,217	-	-	-	-	2011	1984	30 Webster Street
Columbus, OH	-	-	-	6,710	-	6,710	-	2012	2013	750 Mt. Carmel Mall
Coral Springs, FL	-	1,598	10,627	-	-	9,246	-	2006	1992	1725 N. University Dr.
Corpus Christi, TX	-	400	1,916	-	-	-	-	2005	1985	1101 S. Alameda
DeForest, WI	-	250	5,350	-	-	-	-	2007	2006	6902 Parkside Circle
Denton, TX	-	-	19,407	-	-	-	-	2007	2005	2900 North I-35
Denver, CO	-	2,530	9,514	-	-	-	-	2005	1986	3701 W. Radcliffe Ave.
Fayetteville, GA	-	959	7,540	-	-	6,733	-	2006	1999	1275 Hwy. 54 W.
Frisco, TX	-	130	16,445	-	-	-	-	2012	2010	2990 Legacy Drive
Germantown, TN	-	3,049	12,456	-	-	12,202	-	2006	2002	1325 Wolf Park Drive
Grand Blanc, MI	-	700	7,843	-	-	-	-	2011	2012	5400 East Baldwin
Greenfield, WI	-	600	6,626	-	-	-	-	2006	2006	3933 S. Prairie Hill Lane
Greenville, SC	-	5,400	100,523	-	-	-	-	2006	2009	10 Fountainview Terrace
Hattiesburg, MS	-	450	15,518	-	-	14,089	-	2010	2012	217 Methodist Hospital Blvd
Hermitage, TN	-	1,500	9,856	-	-	10,213	-	2011	1983	4131 Andrew Jackson Parkway
Houston, TX	-	860	18,715	-	-	-	-	2007	2006	8702 South Course Drive
Houston, TX	-	630	5,970	-	-	-	-	2002	1995	3625 Green Crest Dr.
Kenosha, WI	-	1,500	9,139	-	-	-	-	2007	2009	6300 67th Street
Lapeer, MI	-	220	7,625	-	-	-	-	2011	2012	2323 Demille Road
McHenry, IL	-	3,550	15,300	-	-	-	-	2006	2004	3300 Charles Miller Rd.
Melbourne, FL	-	2,540	21,319	-	-	-	-	2010	2012	3260 N Harbor City Blvd
Memphis, TN	-	390	9,660	-	-	-	-	2010	1981	141 N. McLean Blvd.
Merrillville, IN	-	1,080	3,413	-	-	-	-	2010	2011	300 W. 89th Ave.
Merrillville, IN	-	643	7,084	-	-	-	-	1997	1999	101 W. 87th Ave.
Millersville, MD	-	680	1,020	-	-	680	-	2011	2000	899 Cecil Avenue
Morrow, GA	-	818	8,064	-	-	5,913	-	2007	1990	6635 Lake Drive
Mount Airy, NC	-	270	6,430	-	-	-	-	2005	1998	1000 Ridgecrest Lane
Murrieta, CA	-	8,800	202,412	-	-	-	-	2008	2010	28062 Baxter Road
Myrtle Beach, SC	-	6,890	41,526	-	-	-	-	2007	2009	101 Brightwater Dr.
Neenah, WI	-	630	15,120	-	-	-	-	2010	1991	131 E. North Water St.
Orange Village, OH	-	610	7,419	-	-	6,096	-	2007	1985	3755 Orange Place
Oshkosh, WI	-	900	3,800	-	-	-	-	2006	2005	711 Bayshore Drive
Oshkosh, WI	-	400	23,237	-	-	-	-	2007	2008	631 Hazel Street
Overland Park, KS	-	1,120	8,360	-	-	-	-	2005	1970	7541 Switzer St.
Panama City Beach, FL	-	900	7,717	-	-	7,716	-	2011	1996	6012 Magnolia Beach Road
Pasadena, TX	-	720	24,080	-	-	-	-	2007	2005	3434 Watters Rd.
Pawleys Island, SC	-	2,020	32,590	-	-	-	-	2005	1997	120 Lakes at Litchfield Dr.
Saint Simons Island, GA	-	6,440	50,060	-	-	-	-	2008	2007	136 Marsh's Edge Lane
San Antonio, TX	-	560	7,315	-	-	-	-	2002	2000	5437 Eisenhaur Rd.
San Antonio, TX	-	640	13,360	-	-	-	-	2007	2004	8503 Mystic Park
Scituate, MA	-	1,740	10,640	-	-	-	-	2005	1976	309 Driftway
Sheboygan, WI	-	80	5,320	-	-	-	-	2006	2006	4221 Kadlec Dr.
Silver Spring, MD	-	1,150	9,252	-	-	-	-	2012	1968	12325 New Hampshire
Spartanburg, SC	-	3,350	15,750	-	-	-	-	2005	1997	110 Summit Hills Dr.
St. Louis, MO	-	1,890	12,165	-	-	12,472	-	2010	1999	6543 Chippewa St
Tampa, FL	-	-	-	17,685	-	17,685	-	2012	1984	3000 Medical Park Drive
Thomasville, GA	-	530	13,899	-	-	13,193	-	2011	1987	423 Covington Avenue
Tucson, AZ	-	930	13,399	-	-	-	-	2005	1985	6211 N. La Cholla Blvd.
Virginia Beach, VA	-	-	-	16,555	-	16,555	-	2011	2007	828 Healthy Way
Waukesha, WI	-	1,100	14,910	-	-	-	-	2008	2009	3217 Fiddlers Creek Dr
Webster, TX	-	360	5,940	-	-	-	-	2002	2000	17231 Mill Forest
West Palm Beach, FL	-	628	14,740	-	-	10,762	-	2006	1993	5325 Greenwood Ave.
West Palm Beach, FL	-	610	14,618	-	-	10,575	-	2006	1991	927 45th St.
Westerville, OH	-	-	-	6,954	-	6,954	-	2012	2010	444 N Cleveland Avenue
Winston-Salem, NC	$-	$5,700	$13,550	$-	$-	$-	$-	2005	1997	2101 Homestead Hills
Assets held for sale total	$-	$106,048	$1,136,527	$47,904	$-	$169,950	-

Summary:
Triple-net	$554,014	$1,003,748	$10,800,837	$600,549	$1,032,860	$11,372,276	$1,539,033
Seniors housing operating	2,290,552	972,005	10,569,105	446,629	994,865	10,992,868	1,463,201
Outpatient medical	627,689	490,437	4,274,941	278,333	535,720	4,507,983	794,063
Construction in progress	-	-	258,968	-	-	258,968	-
Total continuing operating properties	3,472,255	2,466,190	25,903,851	1,325,511	2,563,445	27,132,095	3,796,297

Assets held for sale	-	106,048	1,136,527	47,904	-	169,950	-
Total investments in real property owned	$3,472,255	$2,572,238	$27,040,378	$1,373,415	$2,563,445	$27,302,045	$3,796,297

(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.
(2) Represents real property asset associated with a capital lease.

	Year Ended December 31,
	2015	2014	2013

Reconciliation of real property:	(in thousands)
Investment in real estate:
Balance at beginning of year	$25,491,935	$23,734,733	$18,082,399
Additions:
Acquisitions	3,364,891	2,210,600	3,597,955
Improvements	445,625	380,298	408,844
Assumed other items, net	389,256	160,897	772,972
Assumed debt	1,064,810	265,152	1,340,939
Total additions	5,264,582	3,016,947	6,120,710
Deductions:
Cost of real estate sold	(449,932)	(916,997)	(498,564)
Reclassification of accumulated depreciation and amortization for assets held for sale	(41,464)	(64,476)	(3,730)
Impairment of assets	(2,220)	-	-
Total deductions	(493,616)	(981,473)	(502,294)
Foreign currency translation	(397,411)	(278,272)	33,918
Balance at end of year(1)	$29,865,490	$25,491,935	$23,734,733

Accumulated depreciation:
Balance at beginning of year	$3,020,908	$2,386,658	$1,555,055
Additions:
Depreciation and amortization expenses	826,240	844,130	873,960
Amortization of above market leases	11,912	7,935	7,831
Total additions	838,152	852,065	881,791
Deductions:
Sale of properties	(69,735)	(123,582)	(49,625)
Reclassification of accumulated depreciation and amortization for assets held for sale	(41,464)	(64,476)	(3,730)
Total deductions	(111,199)	(188,058)	(53,355)
Foreign currency translation	48,436	(29,757)	3,167
Balance at end of year	$3,796,297	$3,020,908	$2,386,658

(1) The aggregate cost for tax purposes for real property equals $19,159,762,000, $21,621,760,000, and $20,260,297,000 at December 31, 2015, 2014 and 2013, respectively.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2015
					(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
California	Outpatient Medical	6.08%	12/22/17	$309,681	$-	$65,000	$60,902	$-
United Kingdom	Triple-Net	7.00%	04/19/18	127,412	-	21,382	21,382	-
United Kingdom	Triple-Net	7.00%	11/21/18	121,437	-	20,497	20,497	-
Massachusetts	Triple-Net	7.86%	12/31/16	35,434	-	21,000	5,316	-
United Kingdom	Triple-Net	7.00%	12/31/19	55,858	-	27,133	9,737	-
United Kingdom	Triple-Net	8.25%	06/11/19	14,973	-	15,262	2,216	-
United Kingdom	Triple-Net	8.00%	07/31/19	4,737	-	22,119	1,629	-
United Kingdom	Triple-Net	8.50%	05/01/16	39,496	-	9,721	6,429	-
United Kingdom	Triple-Net	7.54%	07/31/15	9,437	-	3,097	1,474	-
Oklahoma	Triple-Net	8.42%	10/28/19	59,007	-	11,610	8,719	-
Oregon	Triple-Net	7.10%	05/01/16	1,357	-	225	225	-
Pennsylvania	Triple-Net	7.10%	03/01/16	1,479	-	250	250	-
Texas	Triple-Net	8.00%	02/28/21	53,507	-	7,875	7,875	-

First mortgage relating to multiple properties:
Four properties in the United Kingdom	Triple-Net	7.50%	11/30/19	$85,135	$-	$13,742	$13,409	$-
49 properties in seven states	Triple-Net	9.75%	02/28/17	2,589,041	-	360,000	305,833	-
15 properties in eight states	Triple-Net	8.00%	11/30/17	440,877	-	171,090	134,100	-

Second mortgages relating to 1 property located in:
Connecticut	Triple-Net	8.11%	04/01/18	$39,658	$16,009	$5,961	$5,961	$-
Texas	Triple-Net	12.17%	05/01/19	31,009	11,489	3,100	3,100	-
Florida	Triple-Net	12.17%	07/01/18	27,008	9,283	2,700	2,700	-
Florida	Triple-Net	12.17%	11/01/18	27,008	11,654	2,700	2,700	-
Indiana	Triple-Net	10.50%	04/01/19	25,264	11,211	2,887	2,887	-
Indiana	Triple-Net	10.50%	04/01/19	17,320	8,202	1,979	1,979	-
Kansas	Triple-Net	10.50%	09/19/19	15,403	1,228	1,760	1,760	-
Texas	Triple-Net	10.50%	11/01/19	17,123	-	1,957	1,957	-

Second mortgage relating to multiple properties:
Five properties in three states	Triple-Net	10.00%	12/30/18	$212,329	$51,467	$25,000	$12,455	$-

Totals					$120,543	$818,047	$635,492	$-

	Year Ended December 31,
	2015	2014	2013
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$188,651	$146,987	$87,955
Additions:
New mortgage loans	524,088	113,996	68,530
Draws on existing loans	30,550	26,330	-
Total additions	554,638	140,326	68,530
Deductions:
Collections of principal	(80,552)	(49,974)	(8,790)
Conversions to real property	(23,288)	(45,836)	-
Charge-offs	-	-	(2,110)
Total deductions	(103,840)	(95,810)	(10,900)
Change in balance due to foreign currency translation	(3,957)	(2,852)	1,402
Balance at end of year	$635,492	$188,651	$146,987

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

1.1(c)      Form of Amendment No. 2, dated August 5, 2015, to the Equity Distribution Agreements entered into by and between the Company and each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. (filed with the Commission as Exhibit 1.3 to the Company’s Form 8-K filed August 5, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

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

3.1(j)      Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed September 30, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

3.2          Fifth Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.2 to the Company’s Form 10-Q filed October 30, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

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

4.2(n)     Supplemental Indenture No. 11, dated as of May 26, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed May 27, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

4.2(o)     Amendment No. 1 to Supplemental Indenture No. 11, dated as of October 19, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed October 20, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

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

4.5(a)     Indenture, dated as of November 25, 2015, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada.

4.5(b)     First Supplemental Indenture, dated as of November 25, 2015, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada.

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

10.4        Retirement and Consulting Agreement, dated April 13, 2014, between the Company and George L. Chapman (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed May 8, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(a)   Amended and Restated Employment Agreement, dated December 28, 2014, between the Company and Thomas J. DeRosa.*

10.5(b)   Performance-Based Restricted Stock Unit Grant Agreement, dated effective as of July 30, 2014, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 4, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(a)   Executive Retirement Agreement, effective July 1, 2015, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7(b)   Consulting Agreement, effective July 1, 2015, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8        Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9        Employment Agreement, dated March 11, 2013, by and between the Company and Scott M. Brinker (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10      Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11      Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.12      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.13      Summary of Director Compensation (filed with the Commission as Exhibit 10.13 to the Company’s Form 10-K filed February 20, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14      Health Care REIT, Inc. 2013-2015 Long-Term Incentive Program, as Amended and Restated (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 8, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.15(a) Health Care REIT, Inc. 2015-2017 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.15(b) Form of Performance Restricted Stock Unit Award Agreement under the 2015-2017 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

12           Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) the Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciation and (vii) Schedule IV – Mortgage Loans on Real Estate.