Form 10-Q
period 2016-03-31
WELLTOWER INC.
filed 2016-05-05
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 30, 2016, the registrant had 356,995,083 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,596,670	$2,563,445
Buildings and improvements	25,712,496	25,522,542
Acquired lease intangibles	1,346,064	1,350,585
Real property held for sale, net of accumulated depreciation	293,806	169,950
Construction in progress	297,023	258,968
Gross real property owned	30,246,059	29,865,490
Less accumulated depreciation and amortization	(4,032,726)	(3,796,297)
Net real property owned	26,213,333	26,069,193
Real estate loans receivable	725,291	819,492
Net real estate investments	26,938,624	26,888,685
Other assets:
Investments in unconsolidated entities	545,070	542,281
Goodwill	68,321	68,321
Cash and cash equivalents	355,949	360,908
Restricted cash	62,176	61,782
Straight-line rent receivable	425,231	395,562
Receivables and other assets	692,922	706,306
Total other assets	2,149,669	2,135,160
Total assets	$29,088,293	$29,023,845

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$645,000	$835,000
Senior unsecured notes	8,828,053	8,548,055
Secured debt	3,515,053	3,509,142
Capital lease obligations	75,092	75,489
Accrued expenses and other liabilities	665,645	697,191
Total liabilities	13,728,843	13,664,877
Redeemable noncontrolling interests	359,656	183,083
Equity:
Preferred stock	1,006,250	1,006,250
Common stock	356,953	354,811
Capital in excess of par value	16,589,738	16,478,300
Treasury stock	(51,271)	(44,372)
Cumulative net income	3,891,093	3,725,772
Cumulative dividends	(7,168,178)	(6,846,056)
Accumulated other comprehensive income (loss)	(109,053)	(88,243)
Other equity	4,062	4,098
Total Welltower Inc. stockholders’ equity	14,519,594	14,590,560
Noncontrolling interests	480,200	585,325
Total equity	14,999,794	15,175,885
Total liabilities and equity	$29,088,293	$29,023,845

NOTE: The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended
		March 31,
		2016	2015
	Revenues:
	Rental income	$415,663	$379,587
	Resident fees and services	602,149	492,510
	Interest income	25,188	16,994
	Other income	4,050	5,086
	Total revenues	1,047,050	894,177
	Expenses:
	Interest expense	132,960	121,080
	Property operating expenses	449,636	376,461
	Depreciation and amortization	228,696	188,829
	General and administrative	45,691	35,138
	Transaction costs	8,208	48,554
	Loss (gain) on derivatives, net	-	(58,427)
	Loss (gain) on extinguishment of debt, net	(24)	15,401
	Impairment of assets	14,314	2,220
	Total expenses	879,481	729,256

	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	167,569	164,921
	Income tax (expense) benefit	1,725	304
	Income (loss) from unconsolidated entities	(3,820)	(12,648)
	Income (loss) from continuing operations	165,474	152,577
	Gain (loss) on real estate dispositions, net	-	56,845
	Net income	165,474	209,422
Less:	Preferred stock dividends	16,352	16,352
Less:	Net income (loss) attributable to noncontrolling interests(1)	153	2,271
	Net income (loss) attributable to common stockholders	$148,969	$190,799

	Average number of common shares outstanding:
	Basic	355,076	336,754
	Diluted	356,051	337,812

	Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.42	$0.57
	Net income (loss) attributable to common stockholders*	$0.42	$0.57

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.42	$0.56
	Net income (loss) attributable to common stockholders*	$0.42	$0.56

	Dividends declared and paid per common share	$0.86	$0.825

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$165,474	$209,422

Other comprehensive income (loss):
Unrecognized gain (loss) on available for sale securities	(7,549)	(11,687)
Unrealized gains (losses) on cash flow hedges	483	(2,159)
Unrecognized actuarial gain (loss)	2	-
Foreign currency translation gain (loss)	1,372	(29,197)
Total other comprehensive income (loss)	(5,692)	(43,043)

Total comprehensive income (loss)	159,782	166,379
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	15,271	(10,285)
Total comprehensive income (loss) attributable to common stockholders	$144,511	$176,664

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31, 2016
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$354,811	$16,478,300	$(44,372)	$3,725,772	$(6,846,056)	$(88,243)	$4,098	$585,325	$15,175,885
Comprehensive income:
Net income (loss)					165,321				1,082	166,403
Other comprehensive income							(20,810)		15,118	(5,692)
Total comprehensive income										160,711
Net change in noncontrolling interests			(5,717)						(121,325)	(127,042)
Amounts related to stock incentive plans, net of forfeitures		637	25,555	(6,899)				(115)		19,178
Proceeds from issuance of common stock		1,505	91,600							93,105

Option compensation expense								79		79
Cash dividends paid:
Common stock cash dividends						(305,770)				(305,770)
Preferred stock cash dividends						(16,352)				(16,352)
Balances at end of period	$1,006,250	$356,953	$16,589,738	$(51,271)	$3,891,093	$(7,168,178)	$(109,053)	$4,062	$480,200	$14,999,794

	Three Months Ended March 31, 2015
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$328,835	$14,740,712	$(35,241)	$2,842,022	$(5,635,923)	$(77,009)	$5,507	$297,896	$13,473,049
Comprehensive income:
Net income (loss)					207,151				1,925	209,076
Other comprehensive income							(30,487)		(12,556)	(43,043)
Total comprehensive income										166,033
Net change in noncontrolling interests			(4,540)						75,297	70,757
Amounts related to stock incentive plans, net of forfeitures		85	7,672	(6,132)				(1,275)		350
Proceeds from issuance of common stock		20,466	1,470,355							1,490,821
Equity component of convertible debt		1,048	4,595							5,643
Option compensation expense								217		217
Cash dividends paid:
Common stock cash dividends						(272,569)				(272,569)
Preferred stock cash dividends						(16,352)				(16,352)
Balances at end of period	$1,006,250	$350,434	$16,218,794	$(41,373)	$3,049,173	$(5,924,844)	$(107,496)	$4,449	$362,562	$14,917,949

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net income	$165,474	$209,422
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	228,696	188,829
Other amortization expenses	1,118	1,320
Impairment of assets	14,314	2,220
Stock-based compensation expense	8,186	9,054
Loss (gain) on derivatives, net	-	(58,427)
Loss (gain) on extinguishment of debt, net	(24)	15,401
Loss (income) from unconsolidated entities	3,820	12,648
Rental income in excess of cash received	(29,669)	(27,244)
Amortization related to above (below) market leases, net	230	113
Loss (gain) on sales of properties, net	-	(56,845)
Distributions by unconsolidated entities	174	172
Increase (decrease) in accrued expenses and other liabilities	(20,423)	(47,489)
Decrease (increase) in receivables and other assets	1,816	(22,992)
Net cash provided from (used in) operating activities	373,712	226,182

Investing activities:
Cash disbursed for acquisitions	(171,482)	(1,500,994)
Cash disbursed for capital improvements to existing properties	(35,025)	(29,828)
Cash disbursed for construction in progress	(66,739)	(59,552)
Capitalized interest	(3,037)	(2,387)
Investment in real estate loans receivable	(27,251)	(384,695)
Other investments, net of payments	(30,773)	(102,126)
Principal collected on real estate loans receivable	93,774	16,501
Contributions to unconsolidated entities	(12,784)	(83,964)
Distributions by unconsolidated entities	11,747	89,195
Proceeds from (payments on) derivatives	-	72,477
Increase in restricted cash	(394)	(1,660)
Proceeds from sales of real property	-	177,265
Net cash provided from (used in) investing activities	(241,964)	(1,809,768)

Financing activities:
Net increase (decrease) under unsecured credit facilities	(190,000)	410,000
Proceeds from issuance of senior unsecured notes	688,560	-
Payments to extinguish senior unsecured notes	(400,000)	(154,654)
Net proceeds from the issuance of secured debt	75,136	82,724
Payments on secured debt	(130,343)	(208,057)
Net proceeds from the issuance of common stock	93,433	1,489,547
Decrease (increase) in deferred loan expenses	(1,217)	(4,485)
Contributions by noncontrolling interests(1)	126,142	2,514
Distributions to noncontrolling interests(1)	(76,222)	(7,417)
Cash distributions to stockholders	(322,122)	(288,921)
Other financing activities	(397)	(8,428)
Net cash provided from (used in) financing activities	(137,030)	1,312,823
Effect of foreign currency translation on cash and cash equivalents	323	(690)
Increase (decrease) in cash and cash equivalents	(4,959)	(271,453)
Cash and cash equivalents at beginning of period	360,908	473,726
Cash and cash equivalents at end of period	$355,949	$202,273

Supplemental cash flow information:
Interest paid	$134,872	$134,737
Income taxes paid	2,431	2,942

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (REIT), owns 1,490 properties in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three months ended March 31, 2016, we determined that an immaterial portion of our noncontrolling interests related to a 2015 transaction was misclassified in permanent equity rather than temporary equity based on a redemption feature of the partnership agreement and we have corrected the $114,714,000 misclassification by recording the change in the consolidated statement of equity for the three months ended March 31, 2016.  Operating results for the three months ended March 31, 2016 are not necessarily an indication of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

     New Accounting Standards

     In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted beginning after December 15, 2016.  We are currently evaluating the impact that the standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

     In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination.  We adopted ASU 2015-02 on January 1, 2016.  This guidance did not have a significant impact on our consolidated financial statements.

     In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments.  Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined.  Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  We adopted ASU 2015-16 on January 1, 2016. This guidance did not have a significant impact on our consolidated financial statements.

     In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

3. Real Property Acquisitions and Development

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for information regarding our foreign currency policies.

    Triple-net Activity

		Three Months Ended
	(In thousands)	March 31, 2016(1)	March 31, 2015
	Land and land improvements	$15,331	$22,983
	Buildings and improvements	114,235	239,728
	Acquired lease intangibles	1,623	799
	Receivables and other assets	-	7
	Total assets acquired	131,189	263,517
	Accrued expenses and other liabilities	(809)	(732)
	Total liabilities assumed	(809)	(732)
	Non-cash acquisition related activity	(28,621)	(357)
	Cash disbursed for acquisitions	101,759	262,428
	Construction in progress additions	43,835	45,360
Less:	Capitalized interest	(1,684)	(1,756)
	Foreign currency translation	(583)	(642)
	Cash disbursed for construction in progress	41,568	42,962
	Capital improvements to existing properties	7,438	11,557
	Total cash invested in real property, net of cash acquired	$150,765	$316,947

(1) Includes acquisitions with an aggregate purchase price of $115,875,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

      Seniors Housing Operating Activity

		Three Months Ended
	(In thousands)	March 31, 2016(1)	March 31, 2015
	Land and land improvements	$3,440	$86,184
	Building and improvements	48,218	1,016,426
	Acquired lease intangibles	1,942	62,838
	Restricted cash	-	3,820
	Receivables and other assets	36	23,014
	Total assets acquired(2)	53,636	1,192,282
	Secured debt	-	(208,960)
	Accrued expenses and other liabilities	(11)	(16,164)
	Total liabilities assumed	(11)	(225,124)
	Noncontrolling interests	(549)	(83,194)
	Cash disbursed for acquisitions	53,076	883,964
	Construction in progress additions	4,033	4,193
Less:	Capitalized interest	(565)	(394)
	Foreign currency translation	(1,107)	(1,472)
	Cash disbursed for construction in progress	2,361	2,327
	Capital improvements to existing properties	16,808	11,632
	Total cash invested in real property, net of cash acquired	$72,245	$897,923

(1) Includes acquisitions with an aggregate purchase price of $53,636,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $113,000 and $1,677,000 of cash acquired during the three months ended March 31, 2016 and 2015, respectively.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity

		Three Months Ended
	(In thousands)	March 31, 2016 (1)	March 31, 2015
	Land and land improvements	$-	$47,019
	Buildings and improvements	17,637	307,072
	Acquired lease intangibles	-	511
	Total assets acquired	17,637	354,602
	Accrued expenses and other liabilities	(990)	-
	Total liabilities assumed	(990)	-
	Cash disbursed for acquisitions	16,647	354,602
	Construction in progress additions	28,934	16,421
Less:	Capitalized interest	(788)	(237)
	Accruals(2)	(5,336)	(1,921)
	Cash disbursed for construction in progress	22,810	14,263
	Capital improvements to existing properties	10,779	6,639
	Total cash invested in real property	$50,236	$375,504

(1) Includes acquisitions with an aggregate purchase price of $17,637,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Represents non-cash consideration accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Development projects:
Outpatient medical	$35,363	$16,592
Total development projects	35,363	16,592
Expansion projects	-	19,541
Total construction in progress conversions	$35,363	$36,133

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015
Assets:
In place lease intangibles	$1,196,335	$1,179,537
Above market tenant leases	62,544	67,529
Below market ground leases	62,643	80,224
Lease commissions	24,542	23,295
Gross historical cost	1,346,064	1,350,585
Accumulated amortization	(923,712)	(881,096)
Net book value	$422,352	$469,489

Weighted-average amortization period in years	14.6	13.4

Liabilities:
Below market tenant leases	$93,054	$93,089
Above market ground leases	7,908	7,907
Gross historical cost	100,962	100,996
Accumulated amortization	(47,983)	(46,048)
Net book value	$52,979	$54,948

Weighted-average amortization period in years	14.7	14.5

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Rental income related to above/below market tenant leases, net	$81	$206
Property operating expenses related to above/below market ground leases, net	(311)	(319)
Depreciation and amortization related to in place lease intangibles and lease commissions	(34,454)	(24,324)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2016	$84,239	$3,894
2017	79,195	6,807
2018	44,698	6,181
2019	25,238	5,771
2020	22,341	5,290
Thereafter	166,641	25,036
Total	$422,352	$52,979

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions or the exercise of tenant purchase options.  During the three months ended March 31, 2016 and 2015, we recorded impairment charges on certain held-for-sale triple-net

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

properties as the fair values less estimated costs to sell exceeded our carrying values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Real estate dispositions:
Triple-net	$-	$110,998
Outpatient medical	-	9,422
Total dispositions	-	120,420
Gain (loss) on real estate dispositions, net	-	56,845
Proceeds from real estate dispositions	$-	$177,265

     Dispositions and Assets Held for Sale

     Pursuant to our adoption of ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, operating results attributable to properties sold subsequent to or classified as held for sale after January 1, 2014 and which do not meet the definition of discontinued operations are no longer reclassified on our Consolidated Statements of Comprehensive Income.  The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Rental income	$5,477	$12,166
Expenses:
Interest expense	851	2,262
Property operating expenses	1,362	1,527
Provision for depreciation	820	3,256
Total expenses	3,033	7,045
Income (loss) from real estate dispositions, net	$2,444	$5,121

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2016			March 31, 2015
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$8,013	$-	$8,013	$368,080	$-	$368,080
Draws on existing loans	19,206	32	19,238	14,330	2,285	16,615
Net cash advances on real estate loans	27,219	32	27,251	382,410	2,285	384,695
Receipts on real estate loans receivable:
Loan payoffs	104,068	12,290	116,358	8,568	-	8,568
Principal payments on loans	3,107	-	3,107	7,933	-	7,933
Sub-total	107,175	12,290	119,465	16,501	-	16,501
Less: Non-cash activity	(25,691)	-	(25,691)	-	-	-
Net cash receipts on real estate loans	81,484	12,290	93,774	16,501	-	16,501
Net cash advances (receipts) on real estate loans	(54,265)	(12,258)	(66,523)	365,909	2,285	368,194
Change in balance due to foreign currency translation	(1,987)	-	(1,987)	(3,096)	-	(3,096)
Net change in real estate loans receivable	$(81,943)	$(12,258)	$(94,201)	$362,813	$2,285	$365,098

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We recorded no provision for loan losses during the three months ended March 31, 2016.  At March 31, 2016, we had no real estate loans with outstanding balances on non-accrual status and no allowances for loan losses were recorded.

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

	Percentage Ownership(1)	March 31, 2016	December 31, 2015
Triple-net	10% to 49%	$34,289	$36,351
Seniors housing operating	10% to 50%	504,355	499,537
Outpatient medical	43%	6,426	6,393
Total		$545,070	$542,281

(1) Excludes ownership of in-substance real estate.

     At March 31, 2016, the aggregate unamortized basis difference of our joint venture investments of $155,831,000 is primarily attributable to appreciation of the underlying properties and transaction costs.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use net operating income from continuing operations (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three month period ended March 31, 2016, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	187	$99,894	17%
Sunrise Senior Living(3)	150	75,953	13%
Brookdale Senior Living	148	42,585	7%
Revera(3)	97	35,654	6%
Benchmark Senior Living	49	25,875	4%
Remaining portfolio	803	317,453	53%
Totals	1,434	$597,414	100%

(1) Genesis Healthcare is in our triple-net segment.  Sunrise Senior Living and Revera are in our seniors housing operating segment.  Benchmark Senior Living and Brookdale Senior Living are both in our triple-net and seniors housing operating segments.

(2) NOI with our top five relationships comprised 46% of total NOI for the year ending December 31, 2015.
(3) Revera owns a controlling interest in Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

     At March 31, 2016, we had a primary unsecured credit facility with a consortium of 28 banks that includes a $2,500,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000 and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $500,000,000 in alternate currencies (none outstanding at March 31, 2016).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.36% at March 31, 2016). The applicable margin is based on certain of our debt ratings and was 0.925% at March 31, 2016.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at March 31, 2016.  The primary unsecured credit facility is scheduled to expire October 31, 2018 and can be extended for an additional year at our option.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Balance outstanding at quarter end(1)	$645,000	$410,000
Maximum amount outstanding at any month end	$945,000	$430,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$671,044	$408,944
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.29%	1.21%

(1) As of March 31, 2016, letters of credit in the aggregate amount of $48,930,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At March 31, 2016, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2016	$-	$434,322	$434,322
2017	450,000	490,995	940,995
2018	450,000	631,533	1,081,533
2019(4,5)	1,292,767	385,748	1,678,515
2020(6)	681,321	182,554	863,875
Thereafter(7,8,9,10)	6,060,005	1,363,336	7,423,341
Totals	$8,934,093	$3,488,488	$12,422,581

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.41% to 6.5%.
(3) Annual interest rates range from 1.0% to 7.98%. Carrying value of the properties securing the debt totaled $6,226,111,000 at March 31, 2016.

(4) On July 25, 2014, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $192,767,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2016).  The loan matures on October 31, 2018 (with an option to extend for an additional year at our discretion) and bears interest at the Canadian Dealer Offered Rate plus 97.5 basis points (1.85% at March 31, 2016).

(5) On July 25, 2014, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on October 31, 2018 (with an option to extend for an additional year at our discretion) and bears interest at LIBOR plus 97.5 basis points (1.41% at March 31, 2016).

(6) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $231,321,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2016).

(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $790,955,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2016) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $719,050,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2016) of 4.5% senior unsecured notes due 2034.

(9) In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025. In October 2015, we issued an additional $500,000,000 of these notes under a re-opening of the offer.
(10) In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2016		March 31, 2015
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,645,758	4.237%	$7,817,154	4.385%
Debt issued	700,000	4.250%	-	0.000%
Debt extinguished	(400,000)	3.625%	-	0.000%
Debt redeemed	-	0.000%	(154,654)	3.000%
Foreign currency	(11,665)	3.943%	(94,579)	4.333%
Ending balance	$8,934,093	4.266%	$7,567,921	4.352%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,478,207	4.44%	$2,941,765	4.94%
Debt issued	75,136	3.06%	82,724	2.34%
Debt assumed	-	0.00%	205,897	3.98%
Debt extinguished	(111,701)	4.45%	(192,427)	4.02%
Foreign currency	65,488	3.67%	(15,630)	5.01%
Principal payments	(18,642)	4.54%	(49,672)	3.96%
Ending balance	$3,488,488	4.40%	$2,972,657	4.88%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2016, we were in compliance with all of the covenants under our debt agreements.

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

      Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $1,412,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the three months ended March 31, 2016 and 2015, we settled certain net investment hedges generating cash proceeds of $0 and  $72,477,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016	December 31, 2015
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,175,000	$1,175,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$72,000	$72,000
Denominated in Pounds Sterling	£60,000	£60,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$47,000	$47,000

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended
		March 31,
	Location	2016	2015

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	$(483)	$(466)

Gain (loss) on forward exchange contracts recognized in income	Interest expense	(1,327)	2,747

Loss (gain) on option exercise(1)	Loss (gain) on derivatives, net	-	(58,427)

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	(2,739)	184,051

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

     At March 31, 2016, we had nine outstanding letter of credit obligations totaling $90,401,000 and expiring between 2016 and 2018.  At March 31, 2016, we had outstanding construction in progress of $297,023,000 and were committed to providing additional funds of approximately $637,356,000 to complete construction.  Purchase obligations include contingent purchase obligations totaling $28,713,000 which relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At March 31, 2016, we had operating lease obligations of $1,056,909,000 relating to certain ground leases and company office space and capital lease obligations of $97,385,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At March 31, 2016, aggregate future minimum rentals to be received under these noncancelable subleases totaled $75,296,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2016	December 31, 2015
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	25,875,000
Outstanding shares	25,875,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	357,697,257	355,594,373
Outstanding shares	356,772,720	354,777,670

     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	766,488	76.38	58,547	58,547
2015 Option exercises	149,788	47.17	7,065	7,065
2015 Stock incentive plans, net of forfeitures	166,815		-	-
2015 Senior note conversions	1,048,641		-	-
2015 Totals	21,681,732		$1,541,637	$1,489,547

2016 Dividend reinvestment plan issuances	1,058,085	60.00	$63,484	$63,484
2016 Option exercises	9,864	21.29	210	210
2016 Stock incentive plans, net of forfeitures	484,005		-	-
2016 Equity shelf program issuances	443,096	67.12	30,192	29,739

2016 Totals	1,995,050		$93,886	$93,433

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2016		March 31, 2015
	Per Share	Amount	Per Share	Amount
Common Stock	$0.8600	$305,770	$0.8250	$272,569
Series I Preferred Stock	0.8125	11,680	0.8125	11,680
Series J Preferred Stock	0.4064	4,672	0.4064	4,672
Totals		$322,122		$288,921

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)
Other comprehensive income before reclassification adjustments	(13,746)	(7,549)	2	-	(21,293)
Reclassification amount to net income	-	-	-	483 (1)	483
Net current-period other comprehensive income	(13,746)	(7,549)	2	483	(20,810)
Balance at March 31, 2016	$(99,230)	$(7,549)	$(1,341)	$(933)	$(109,053)

Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)
Other comprehensive income before reclassification adjustments	(16,641)	(11,687)	-	(2,625)	(30,953)
Reclassification amount to net income	-	-	-	466 (1)	466
Net current-period other comprehensive income	(16,641)	(11,687)	-	(2,159)	(30,487)
Balance at March 31, 2015	$(91,411)	$(11,687)	$(1,589)	$(2,809)	$(107,496)

(1) Please see note 11 for additional information.

14. Stock Incentive Plans

     Our Amended and Restated 2005 Long-Term Incentive Plan (“2005 Plan”) authorizes up to 6,200,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2005 Plan. The 2005 Plan allows for the issuance of, among other things, stock options, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $8,186,000 for the three months ended March 31, 2016 and $9,054,000 for the same period in 2015.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2016	2015
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$148,969	$190,799

Denominator for basic earnings per
share - weighted average shares	355,076	336,754
Effect of dilutive securities:
Employee stock options	101	200
Non-vested restricted shares	253	416
Redeemable shares	621	-
Convertible senior unsecured notes	-	442
Dilutive potential common shares	975	1,058
Denominator for diluted earnings per
share - adjusted weighted average shares	356,051	337,812

Basic earnings per share	$0.42	$0.57
Diluted earnings per share	$0.42	$0.56

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

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings Under Primary Unsecured Credit Facility — The carrying amount of the primary unsecured credit facility approximates fair value because the borrowings are interest rate adjustable.

Senior Unsecured Notes — The fair value of the fixed rate senior unsecured notes was estimated based on Level 1 publicly available trading prices. The carrying amount of variable rate senior unsecured notes approximates fair value because they are interest rate adjustable.

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$546,573	$572,909	$635,492	$663,501
Other real estate loans receivable	178,718	182,829	184,000	185,693
Available-for-sale equity investments	15,230	15,230	22,779	22,779
Cash and cash equivalents	355,949	355,949	360,908	360,908
Foreign currency forward contracts	100,162	100,162	129,520	129,520

Financial liabilities:
Borrowings under unsecured credit facilities	$645,000	$645,000	$835,000	$835,000
Senior unsecured notes	8,828,053	9,391,062	8,548,055	9,020,529
Secured debt	3,515,053	3,724,054	3,509,142	3,678,564
Foreign currency forward contracts	2,308	2,308	-	-
Redeemable OP unitholder interests	$114,481	$114,481	$112,029	$112,029

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2016
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$15,230	$15,230	$-	$-
Foreign currency forward contracts, net(2)	97,854	-	97,854	-
Redeemable OP unitholder interests	114,481	-	114,481	-
Totals	$227,565	$15,230	$212,335	$-

(1) Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date. During the year ended December 31, 2015, we recognized an other than temporary impairment charge of $35,648,000 on the Genesis Healthcare stock investment.  Also, see Note 11 for details related to the gain on the derivative asset originally recognized.

(2) Please see Note 11 for additional information.

Items Measured at Fair Value on a Nonrecurring Basis

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

17. Segment Reporting

      We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: triple-net, seniors housing operating and outpatient medical.  During the three months ended March 31, 2016, we reclassified four properties previously classified in the triple-net segment to the outpatient medical segment.  Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.

     Our triple-net properties include long-term/post-acute care facilities, assisted living facilities, independent living/continuing care retirement communities, care homes (United Kingdom), independent support living facilities (Canada), care homes with nursing (United Kingdom) and combinations thereof. Under the triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include the seniors housing communities referenced above that are owned and/or operated through RIDEA structures (see Notes 3 and 18).

     Our outpatient medical properties include outpatient medical buildings and, during past years, life science buildings which are aggregated into our outpatient medical reportable segment. Our outpatient medical buildings are typically leased to multiple tenants and generally require a certain level of property management.  During the three months ended June 30, 2015, we disposed of our life science investments.

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

     Summary information for the reportable segments is as follows for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$283,825	$-	$131,838	$-	$415,663
Resident fees and services	-	602,149	-	-	602,149
Interest income	22,853	1,031	1,304	-	25,188
Other income	1,490	2,189	313	58	4,050
Total revenues	308,168	605,369	133,455	58	1,047,050

Property operating expenses	-	408,894	40,742	-	449,636
Net operating income from continuing operations	308,168	196,475	92,713	58	597,414

Reconciling items:
Interest expense	5,606	40,828	5,744	80,782	132,960
Depreciation and amortization	79,800	101,832	47,064	-	228,696
General and administrative	-	-	-	45,691	45,691
Transaction costs	2,852	3,933	1,423	-	8,208
Loss (gain) on extinguishment of debt, net	(24)	-	-	-	(24)
Impairment of assets	14,314	-	-	-	14,314
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	205,620	49,882	38,482	(126,415)	167,569
Income tax expense	(317)	2,767	(228)	(497)	1,725
(Loss) income from unconsolidated entities	3,081	(6,935)	34	-	(3,820)
Income (loss) from continuing operations	208,384	45,714	38,288	(126,912)	165,474
Gain (loss) on real estate dispositions, net	-	-	-	-	-
Net income (loss)	$208,384	$45,714	$38,288	$(126,912)	$165,474

Total assets	$12,337,195	$11,595,907	$5,059,616	$95,575	$29,088,293

Three Months Ended March 31, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$261,993	$-	$117,594	$-	$379,587
Resident fees and services	-	492,510	-	-	492,510
Interest income	14,699	1,031	1,264	-	16,994
Other income	3,883	1,020	161	22	5,086
Total revenues	280,575	494,561	119,019	22	894,177

Property operating expenses	-	338,507	37,954	-	376,461
Net operating income from continuing operations	280,575	156,054	81,065	22	517,716

Reconciling items:
Interest expense	8,424	34,458	7,388	70,810	121,080
Loss (gain) on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	69,420	76,636	42,773	-	188,829
General and administrative	-	-	-	35,138	35,138
Transaction costs	36,171	12,042	341	-	48,554
Loss (gain) on extinguishment of debt, net	10,337	-	-	5,064	15,401
Impairment of assets	2,220	-	-	-	2,220
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	212,430	32,918	30,563	(110,990)	164,921
Income tax expense	419	(533)	466	(48)	304
(Loss) income from unconsolidated entities	1,393	(15,073)	1,032	-	(12,648)
Income (loss) from continuing operations	214,242	17,312	32,061	(111,038)	152,577
Gain (loss) on real estate dispositions, net	54,096	-	2,749	-	56,845
Net income (loss)	$268,338	$17,312	$34,810	$(111,038)	$209,422

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
Revenues:	Amount	%	Amount	%
United States	$842,357	80.5%	$745,136	83.3%
United Kingdom	100,555	9.6%	91,815	10.3%
Canada	104,138	9.9%	57,226	6.4%
Total	$1,047,050	100.0%	$894,177	100.0%

	As of
	March 31, 2016		December 31, 2015
Assets:	Amount	%	Amount	%
United States	$23,461,804	80.7%	$25,995,793	89.6%
United Kingdom	2,950,387	10.1%	1,741,973	6.0%
Canada	2,676,102	9.2%	1,286,079	4.4%
Total	$29,088,293	100.0%	$29,023,845	100.0%

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

     Income taxes reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The income tax benefit for the three months ended March 31, 2016 and 2015, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2012 and subsequent years and by state taxing authorities for the year ended December 31, 2011 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

19. VIE Disclosure

     We have entered into certain joint ventures to own certain seniors housing and outpatient medical assets which are deemed to be variable interest entities for which we have concluded that we are the primary beneficiary based on a combination of operational control of the joint venture and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures.  Except for capital contributions associated with the initial joint venture formations, the joint ventures have been and are expected to be funded from the ongoing operations of the underlying properties.  Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated variable interest entities in the aggregate:

(In thousands)	March 31, 2016		December 31, 2015
Assets
Net real property owned		$1,020,357	$453,889
Cash and cash equivalents		14,080	8,759
Receivables and other assets		10,450	8,082
Total assets(1)		$1,044,887	$470,730
	$
Liabilities and equity
Secured debt		$451,952	$147,021
Accrued expenses and other liabilities		12,845	7,732
Redeemable noncontrolling interests		71,440	70,090
Total equity		508,650	245,887
Total liabilities and equity		$1,044,887	$470,730

(1)			Note that assets of the consolidated variable interest entities can only be used to settle obligations relating to such variable interest entities. Liabilities of the consolidated variable interest entities represent claims against the specific assets of the variable interest entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2016 Key Performance Indicators, Trends and Uncertainties Corporate Governance	26 26 27 27 28 30

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	30 31 31 31

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	32 33 35 36 39

OTHER

Non-GAAP Financial Measures Other Disclosures Critical Accounting Policies	40 44 47
Cautionary Statement Regarding Forward-Looking Statements	47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2015, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  References herein to “we,” “us,” “our,” or the “company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.

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

     The following table summarizes our consolidated portfolio for the three months ended March 31, 2016 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$308,168	51.6%	778
Seniors housing operating	196,475	32.9%	391
Outpatient medical	92,713	15.5%	265
Totals	$597,356	100.0%	1,434

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the three months ended March 31, 2016, rental income and resident fees and services represented 40% and 58%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At March 31, 2016, we had $355,949,000 of cash and cash equivalents, $62,176,000 of restricted cash and $1,806,070,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  For the 15 months ended March 31, 2016, we raised $4,065,959,000 in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported pro rata gross new investments of $4,819,684,000 during 2015 and $348,241,000 during the three months ended March 31, 2016.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2016

     Capital.   In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026, generating approximately $688,560,000 of net proceeds.  During the three months ended March 31, 2016, we raised $63,484,000 through our dividend reinvestment program.  Also during the three months ended March 31, 2016, we raised approximately $29,739,000 under our Equity Shelf Program (as defined below).

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the three months ended March 31, 2016 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	5	$133,925	7.2%	$131,189
Seniors housing operating	2	52,654	7.5%	53,636
Outpatient medical	1	17,637	6.0%	17,637
Totals	8	$204,216	7.2%	$202,462

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

     Dispositions.  We completed no property dispositions during the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Dividends. Our Board of Directors increased the annual cash dividend to $3.44 per common share ($0.86 per share quarterly), as compared to $3.30 per common share for 2015, beginning in February 2016.  The dividend declared for the quarter ended March 31, 2016 represents the 180th consecutive quarterly dividend payment.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2015	2016

Net income (loss) attributable to common stockholders	$190,799	$312,573	$182,043	$132,931	$148,969
Funds from operations	344,250	340,588	392,295	332,509	391,264
Net operating income from continuing operations	517,716	558,815	570,294	590,746	597,414
Same store cash net operating income	454,891	468,376	467,309	464,110	468,412

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.56	$0.89	$0.52	$0.37	$0.42
Funds from operations	1.02	0.97	1.11	0.94	1.10

     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2015	2016

Debt to book capitalization ratio	42%	43%	43%	46%	46%
Debt to undepreciated book
capitalization ratio	38%	39%	38%	41%	40%
Debt to market capitalization ratio	28%	32%	31%	33%	33%

Interest coverage ratio	4.21x	5.32x	4.39x	3.88x	3.85x
Fixed charge coverage ratio	3.34x	4.19x	3.45x	3.06x	3.06x

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2015	2015	2015	2015	2016

Property mix:(1)
Triple-net	55%	54%	54%	52%	52%
Seniors housing operating	30%	32%	31%	32%	32%
Outpatient medical	15%	14%	15%	16%	16%

Relationship mix:(1)
Genesis Healthcare	17%	17%	17%	16%	17%
Sunrise Senior Living(2)	14%	14%	14%	13%	13%
Brookdale Senior Living	8%	7%	7%	7%	7%
Revera(2)	4%	5%	5%	6%	6%
Benchmark Senior Living	4%	5%	5%	4%	4%
Remaining relationships	53%	52%	52%	54%	53%

Geographic mix:(1)
California	10%	9%	10%	9%	10%
United Kingdom	8%	10%	10%	9%	9%
New Jersey	8%	8%	8%	8%	8%
Pennsylvania	6%	6%	7%	7%	7%
Texas	7%	7%	7%	7%	6%
Remaining geographic areas	61%	60%	58%	60%	60%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Revera owns a controlling interest in Sunrise Senior Living.

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2016 (dollars in thousands):

	Expiration Year
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Thereafter

Triple-net:
Properties	-	30	56	1	12	24	37	1	6	57	509
Base rent(1)	$0	$12,846	$42,371	$1,267	$14,603	$36,164	$33,110	$692	$12,130	$66,834	$920,844
% of base rent	0.0%	1.1%	3.7%	0.1%	1.3%	3.2%	2.9%	0.1%	1.1%	5.9%	80.7%
Units/beds	-	1,165	3,655	123	1,074	3,614	4,731	60	831	4,189	55,755
% of Units/beds	0.0%	1.5%	4.9%	0.2%	1.4%	4.8%	6.3%	0.1%	1.1%	5.6%	74.1%

Outpatient medical:
Square feet	590,950	1,094,266	934,195	1,101,839	1,263,066	1,267,293	2,177,744	1,127,659	1,404,564	582,325	4,245,431
Base rent(1)	$16,565	$27,520	$24,497	$28,333	$32,722	$32,233	$45,860	$27,124	$37,764	$17,220	$100,772
% of base rent	4.2%	7.0%	6.3%	7.3%	8.4%	8.3%	11.7%	6.9%	9.7%	4.4%	25.9%
Leases	227	287	257	265	250	205	182	158	100	73	184
% of Leases	10.4%	13.1%	11.7%	12.1%	11.4%	9.4%	8.3%	7.2%	4.6%	3.3%	8.4%

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

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

Corporate Governance

     Maintaining investor confidence and trust is important in today’s business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the Internet at www.welltower.com/investors/governance.  The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only.

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

	Three Months Ended		Change
	March 31, 2016	March 31, 2015	$	%

Cash and cash equivalents at beginning of period	$360,908	$473,726	$(112,818)	-24%
Cash provided from (used in) operating activities	373,712	226,182	147,530	65%
Cash provided from (used in) investing activities	(241,964)	(1,809,768)	1,567,804	-87%
Cash provided from (used in) financing activities	(137,030)	1,312,823	(1,449,853)	n/a
Effect of foreign currency translation	323	(690)	1,013	n/a
Cash and cash equivalents at end of period	$355,949	$202,273	$153,676	76%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the three months ended March 31, 2016 and 2015, cash flow provided from operations exceeded cash distributions to stockholders.

     Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions in 2016” and Notes 3 and 6 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
New development	$66,739	$59,552	$7,187	12%
Recurring capital expenditures, tenant improvements and lease commissions	12,265	10,485	1,780	17%
Renovations, redevelopments and other capital improvements	22,760	19,343	3,417	18%
Total	$101,764	$89,380	$12,384	14%

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

Off-Balance Sheet Arrangements

     At March 31, 2016, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At March 31, 2016, we had nine outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of March 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Unsecured revolving credit facility(1)	$645,000	$-	$-	$645,000	$-
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,500,000	-	900,000	1,050,000	4,550,000
Pounds Sterling senior unsecured notes(3)	1,510,005	-	-	-	1,510,005
Canadian Dollar senior unsecured notes(3)	231,321	-	-	231,321	-
U.S. Dollar term credit facility	500,000	-	-	500,000	-
Canadian Dollar term credit facility(3)	192,767	-	-	192,767	-
Secured debt:(2,3)
Consolidated	3,488,488	434,322	1,122,528	568,302	1,363,336
Unconsolidated	485,344	21,520	37,229	28,515	398,080
Contractual interest obligations:(4)
Unsecured revolving credit facility	22,652	3,612	14,448	4,592	-
Senior unsecured notes and term loans(3)	3,801,797	283,905	740,684	640,220	2,136,989
Consolidated secured debt(3)	682,181	113,742	214,952	133,870	219,617
Unconsolidated secured debt(3)	135,011	12,968	32,070	29,724	60,249
Capital lease obligations(5)	97,385	3,548	9,411	8,506	75,920
Operating lease obligations(5)	1,056,909	12,105	32,816	32,103	979,885
Purchase obligations(5)	666,069	177,072	481,017	6,472	1,508
Other long-term liabilities(6)	5,285	1,106	2,950	1,229	-
Total contractual obligations	$20,020,214	$1,063,900	$3,588,105	$4,072,621	$11,295,589

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

Capital Structure

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2016, we were in compliance with all of the covenants under our debt agreements. None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.

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

     On May 1, 2015, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan under which we may issue up to 15,000,000 shares of common stock. As of April 30, 2016, 10,616,909 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of April 30, 2016, we had $378,734,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

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

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	Amount	%
Net income (loss) attributable to common stockholders	$148,969	$190,799	$(41,830)	-22%
Funds from operations	391,264	344,250	47,014	14%
EBITDA	525,405	519,027	6,378	1%
Net operating income from continuing operations (NOI)	597,414	517,716	79,698	15%
Same store cash NOI	468,412	454,891	13,521	3%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.42	$0.56	$(0.14)	-25%
Funds from operations	$1.10	$1.02	$0.08	8%

Interest coverage ratio	3.85x	4.21x	-0.36x	-9%
Fixed charge coverage ratio	3.06x	3.34x	-0.28x	-8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Triple-net

          The following is a summary of our NOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
SSCNOI(1)	$235,272	229,095	$6,177	3%
Non-cash NOI attributable to same store properties(1)	23,276	24,500	(1,224)	-5%
NOI attributable to non same store properties(2)	49,620	26,980	22,640	84%
NOI	$308,168	$280,575	$27,593	10%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 664 same store properties.
(2) Change is primarily due to the acquisition of 88 properties and the conversion of 11 construction projects into revenue-generating properties subsequent to January 1, 2014.

     During the three months ended March 31, 2016, we reclassified four properties previously classified in the triple-net segment to the outpatient medical segment.  Accordingly, the information has been reclassified to conform to the current presentation for all periods presented.  The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
Revenues:
Rental income	$283,825	$261,993	$21,832	8%
Interest income	22,853	14,699	8,154	55%
Other income	1,490	3,883	(2,393)	-62%
	308,168	280,575	27,593	10%
Net operating income from continuing operations (NOI)	308,168	280,575	27,593	10%
Other expenses:
Interest expense	5,606	8,424	(2,818)	-33%
Loss (gain) on derivatives, net	-	(58,427)	58,427	-100%
Depreciation and amortization	79,800	69,420	10,380	15%
Transaction costs	2,852	36,171	(33,319)	-92%
Loss (gain) on extinguishment of debt, net	(24)	10,337	(10,361)	n/a
Impairment of assets	14,314	2,220	12,094	545%
	102,548	68,145	34,403	50%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	205,620	212,430	(6,810)	-3%
Income tax benefit (expense)	(317)	419	(736)	n/a
Income (loss) from unconsolidated entities	3,081	1,393	1,688	121%
Income from continuing operations	208,384	214,242	(5,858)	-3%
Gain (loss) on real estate dispositions, net(1)	-	54,096	(54,096)	-100%
Net income	208,384	268,338	(59,954)	-22%
Less: Net income (loss) attributable to noncontrolling interests	(342)	454	(796)	n/a
Net income attributable to common stockholders	$208,726	$267,884	$(59,158)	-22%

(1) See Note 5 to our unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2016, we had no lease renewals but we had 31 leases with rental rate increasers ranging from 0.01% to 0.41% in our triple-net portfolio.

   The change in interest income is due to a higher loan volume in the current year, which includes two first mortgage loans to Genesis Healthcare.  The decrease in other income is due to the receipt of an early prepayment fee in 2015 related to a real estate loan receivable.

    During the three months ended March 31, 2016, we did not complete any construction projects.  The following is a summary of triple-net construction projects pending as of March 31, 2016 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Edmond, OK	142	$24,500	$14,353	3Q16
Carrollton, TX	104	18,900	10,229	3Q16
London, UK	79	28,762	17,574	3Q16
Tulsa, OK	145	25,800	9,163	4Q16
Bracknell, UK	64	15,890	7,840	1Q17
Piscataway, NJ	124	30,600	23,232	1Q17
Raleigh, NC	225	93,000	52,383	1Q17
Livingston, NJ	120	51,440	22,378	1Q17
Lititz, PA	80	15,200	4,085	1Q17
Lancaster, PA	80	15,875	4,366	1Q17
Alexandria, VA	116	60,156	11,990	1Q18
	1,279	$380,123	$177,593

     Interest expense for the three months ended March 31, 2016 and 2015 represents secured debt interest expense.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, extinguishments and principal amortizations. The following is a summary of our triple-net property secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$554,014	5.488%	$670,769	5.337%
Debt extinguished	(33,919)	5.895%	(90,808)	4.089%
Foreign Currency	5,291	5.315%	(8,334)	5.316%
Principal payments	(2,987)	5.587%	(3,519)	5.621%
Ending balance	$522,399	5.467%	$568,108	5.562%

Monthly averages	$540,554	5.482%	$578,679	5.494%

     In April 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis Healthcare Corporation. In conjunction with this transaction, we received the option to acquire an ownership interest in Genesis Healthcare.  In February 2015, Genesis Healthcare closed on a transaction to merge with Skilled Healthcare Group to become a publicly traded company which required us to record the value of the derivative asset due to the net settlement feature.  This event resulted in $58,427,000 gain in the first quarter of 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Transaction costs are costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, the termination of pre-existing relationships, lease termination expenses and other similar costs.  The 2015 transaction costs include a charge related to the termination of pre-existing relationships, the termination of a lease obligation and overall higher transaction volume. The fluctuation in losses/gains on debt extinguishment is primarily attributable to the volume of extinguishments and the terms of the related secured debt.

Changes in the gain on sales of properties are related to property sales which totaled zero and eleven for the three months ended March 31, 2016 and 2015, respectively.  During the three months ended March 31, 2016 and 2015, we recorded impairment charges on certain held-for-sale triple-net properties as the fair values less estimated costs to sell exceeded our carrying values.

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
SSCNOI(1)	$158,693	$152,462	$6,231	4%
Non-cash NOI attributable to same store properties	(248)	(251)	3	-1%
NOI attributable to non same store properties(2)	38,030	3,843	34,187	890%
NOI	$196,475	$156,054	$40,421	26%

(1) Relates to 298 same store properties.
(2) Change is primarily due to the acquisition of 93 properties subsequent to January 1, 2015.

     The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
Revenues:
Resident fees and services	$602,149	$492,510	$109,639	22%
Interest income	1,031	1,031	-	0%
Other income	2,189	1,020	1,169	115%
	605,369	494,561	110,808	22%
Property operating expenses	408,894	338,507	70,387	21%
Net operating income from continuing operations (NOI)	196,475	156,054	40,421	26%
Other expenses:
Interest expense	40,828	34,458	6,370	18%
Depreciation and amortization	101,832	76,636	25,196	33%
Transaction costs	3,933	12,042	(8,109)	-67%
	146,593	123,136	23,457	19%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	49,882	32,918	16,964	52%
Income tax benefit (expense)	2,767	(533)	3,300	n/a
Income (loss) from unconsolidated entities	(6,935)	(15,073)	8,138	-54%
Net income (loss)	45,714	17,312	28,402	164%
Less: Net income (loss) attributable to noncontrolling interests	360	1,273	(913)	-72%
Net income (loss) attributable to common stockholders	$45,354	$16,039	$29,315	183%

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

     During the three month period ended March 31, 2016, we did not complete any construction projects.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of March 31, 2016 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Camberley, UK	102	$19,953	$19,389	4Q16
Bushey, UK	95	56,957	14,698	2Q18
Chertsey, UK	94	44,483	12,661	3Q18
Total	291	$121,393	$46,748

Interest expense represents secured debt interest expense as well as interest expense related to all foreign senior unsecured debt.  The increase in interest expense is attributed primarily to the $300,000,000 Canadian-denominated senior unsecured notes issued in November 2015.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,290,552	3.958%	$1,654,531	4.422%
Debt issued	75,136	3.063%	82,724	2.336%
Debt assumed	-	0.000%	205,897	3.976%
Debt extinguished	(58,533)	3.037%	(82,961)	3.575%
Foreign currency	60,197	3.524%	(41,338)	3.686%
Principal payments	(12,170)	3.959%	(8,416)	4.327%
Ending balance	$2,355,182	3.980%	$1,810,437	4.356%

Monthly averages	$2,306,203	3.976%	$1,621,849	4.431%

     Transaction costs fluctuate based on the volume of acquisitions in a year. For the current year, transaction costs are lower because of decreased acquisition volume.  The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to depreciation and amortization of short-lived intangible assets and the timing of additional investments in unconsolidated entities.

Outpatient Medical

     The following is a summary of our NOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
SSCNOI(1)	$74,447	$73,334	$1,113	2%
Non-cash NOI attributable to same store properties(1)	1,493	2,271	(778)	-34%
NOI attributable to non same store properties(2)	16,773	5,460	11,313	207%
NOI	$92,713	$81,065	$11,648	14%

(1) Relates to 221 same store properties.
(2) Change is primarily due to acquisitions of 16 properties and conversions of construction projects into two revenue-generating properties subsequent to January 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      During the three months ended March 31, 2016, we reclassified four properties previously classified in the triple-net segment to the outpatient medical segment.  Accordingly, the information has been reclassified to conform to the current presentation for all periods presented.  The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
Revenues:
Rental income	$131,838	$117,594	$14,244	12%
Interest income	1,304	1,264	40	3%
Other income	313	161	152	94%
	133,455	119,019	14,436	12%
Property operating expenses	40,742	37,954	2,788	7%
Net operating income from continuing operations (NOI)	92,713	81,065	11,648	14%
Other expenses:
Interest expense	5,744	7,388	(1,644)	-22%
Depreciation and amortization	47,064	42,773	4,291	10%
Transaction costs	1,423	341	1,082	317%
	54,231	50,502	3,729	7%
Income from continuing operations before income taxes and income from unconsolidated entities	38,482	30,563	7,919	26%
Income tax (expense) benefit	(228)	466	(694)	n/a
Income from unconsolidated entities	34	1,032	(998)	-97%
Income from continuing operations	38,288	32,061	6,227	19%
Gain (loss) on real estate dispositions, net(1)	-	2,749	(2,749)	-100%
Net income (loss)	38,288	34,810	3,478	10%
Less: Net income (loss) attributable to noncontrolling interests	135	544	(409)	-75%
Net income (loss) attributable to common stockholders	$38,153	$34,266	$3,887	11%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2016, our consolidated outpatient medical portfolio signed 56,239 square feet of new leases and 166,012 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $35.44 per square foot and tenant improvement and lease commission costs of $14.48 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 5%.

    During the three months ended March 31, 2016, we completed two outpatient medical construction project representing $35,363,000 or $267 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of March 31, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Stamford, CT	92,345	$41,735	$16,614	3Q16
Missouri, TX	23,863	9,180	4,008	3Q16
Marietta, GA	103,156	24,893	2,105	4Q16
Wausau, WI	43,883	14,100	5,106	1Q17
Castle Rock, CO	56,822	13,148	759	1Q17
Brooklyn, NY	140,955	103,624	25,375	1Q17
Timmonium, MD	46,000	20,996	8,763	2Q17
Total	507,024	$227,676	$62,730

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2016		March 31, 2015
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$627,689	5.177%	$609,268	5.838%
Debt extinguished	(19,187)	6.196%	(18,658)	5.696%
Principal payments	(3,142)	5.671%	(3,375)	6.006%
Ending balance	$605,360	5.218%	$587,235	5.841%

Monthly averages	$619,350	5.237%	$597,895	5.839%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
Revenues:
Other income	$58	$22	$36	164%
Expenses:
Interest expense	80,782	70,810	9,972	14%
General and administrative	45,691	35,138	10,553	30%
Loss on extinguishment of debt, net	-	5,064	(5,064)	-100%
	126,473	111,012	15,461	14%
Loss from continuing operations before income taxes	(126,415)	(110,990)	(15,425)	14%
Income tax (expense) benefit	(497)	(48)	(449)	935%
Loss from continuing operations	(126,912)	(111,038)	(15,874)	14%
Less: Preferred stock dividends	16,352	16,352	-	0%
Net loss attributable to common stockholders	$(143,264)	$(127,390)	$(15,874)	12%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2016	2015	$	%
Senior unsecured notes	$73,987	$64,400	$9,587	15%
Secured debt	97	88	9	10%
Primary unsecured credit facility	3,709	3,047	662	22%
Swap loss (savings)	-	(4)	4	-100%
Loan expense	2,989	3,279	(290)	-9%
Totals	$80,782	$70,810	$9,972	14%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, excluding our foreign senior unsecured debt, which is in our seniors housing operating segment.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our unaudited consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2016 and 2015 were 4.36% and 3.93%, respectively.  The increase in general and administrative expenses is primarily related to professional service fees for tax and legal consulting and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives.

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

     Other than Adjusted EBITDA, our supplemental reporting measures and similarly entitled financial measures are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. Adjusted EBITDA is used to demonstrate our compliance with a comparable financial covenant in our primary unsecured credit facility and is not being presented for use by investors for any other purpose. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliations:	2015	2015	2015	2015	2016
Net income (loss) attributable to common stockholders	$190,799	$312,573	$182,043	$132,931	$148,969
Depreciation and amortization	188,829	208,802	205,799	222,809	228,696
Impairment of assets	2,220	-	-	-	14,314
Loss (gain) on sales of properties, net	(56,845)	(190,111)	(2,046)	(31,385)	-
Noncontrolling interests	(7,249)	(10,467)	(11,647)	(9,908)	(17,319)
Unconsolidated entities	26,496	19,791	18,146	18,062	16,604
Funds from operations	$344,250	$340,588	$392,295	$332,509	$391,264

Average common shares outstanding:
Basic	336,754	350,399	351,765	353,604	355,076
Diluted	337,812	351,366	353,107	354,972	356,051

Per share data:
Net income attributable to
common stockholders
Basic	$0.57	$0.89	$0.52	$0.38	$0.42
Diluted	0.56	0.89	0.52	0.37	0.42

Funds from operations
Basic	$1.02	$0.97	$1.12	$0.94	$1.10
Diluted	1.02	0.97	1.11	0.94	1.10

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
EBITDA Reconciliations:	2015	2015	2015	2015	2016
Net income	$209,422	$330,459	$199,257	$149,416	$165,474
Interest expense	121,080	118,861	121,130	131,097	132,960
Income tax expense (benefit)	(304)	7,417	(3,344)	2,682	(1,725)
Depreciation and amortization	188,829	208,802	205,799	222,809	228,696
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405

Interest Coverage Ratio:
Interest expense	$121,080	$118,861	$121,130	$131,097	$132,960
Non-cash interest expense	(119)	4,202	(3,791)	(2,878)	599
Capitalized interest	2,387	2,060	1,865	2,358	3,037
Total interest	123,348	125,123	119,204	130,577	136,596
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405
Interest coverage ratio	4.21x	5.32x	4.39x	3.88x	3.85x

Fixed Charge Coverage Ratio:
Total interest	$123,348	$125,123	$119,204	$130,577	$136,596
Secured debt principal payments	15,630	17,336	15,817	18,281	18,642
Preferred dividends	16,352	16,352	16,352	16,352	16,352
Total fixed charges	155,330	158,811	151,373	165,210	171,590
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405
Fixed charge coverage ratio	3.34x	4.19x	3.45x	3.06x	3.06x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,
Reconciliations:	2015	2015	2015	2015	2016
Net income	$656,518	$899,126	$945,612	$888,549	$844,606
Interest expense	481,321	479,083	481,778	492,169	504,048
Income tax expense (benefit)	(3,832)	2,016	8,870	6,451	5,030
Depreciation and amortization	799,641	793,994	798,823	826,240	866,106
Stock-based compensation expense	33,462	30,416	31,622	30,844	29,976
Loss (gain) on extinguishment of debt, net	25,108	43,464	41,356	34,677	19,252
Adjusted EBITDA	$1,992,218	$2,248,099	$2,308,061	$2,278,930	$2,269,018

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$481,321	$479,083	$481,778	$492,169	$504,048
Capitalized interest	7,931	8,292	8,378	8,670	9,320
Non-cash interest expense	(2,215)	3,636	392	(2,586)	(1,868)
Total interest	487,037	491,011	490,548	498,253	511,500
Adjusted EBITDA	$1,992,218	$2,248,099	$2,308,061	$2,278,930	$2,269,018
Adjusted interest coverage ratio	4.09x	4.58x	4.71x	4.57x	4.44x

Total interest	$487,037	$491,011	$490,548	$498,253	$511,500
Secured debt principal payments	62,455	63,988	65,256	67,064	70,076
Preferred dividends	65,408	65,408	65,408	65,406	65,408
Total fixed charges	614,900	620,407	621,212	630,723	646,984
Adjusted EBITDA	$1,992,218	$2,248,099	$2,308,061	$2,278,930	$2,269,018
Adjusted fixed charge coverage ratio	3.24x	3.62x	3.72x	3.61x	3.51x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSCNOI to net income attributable to common stockholders, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliations:	2015	2015	2015	2015	2016
Total revenues:
Triple-net	$280,575	$291,732	$298,038	$305,460	$308,168
Seniors housing operating	494,561	539,805	547,081	586,826	605,369
Outpatient medical	119,019	125,593	133,856	136,190	133,455
Non-segment/corporate	22	39	22	1,008	58
Total revenues	894,177	957,169	978,997	1,029,484	1,047,050
Property operating expenses:
Seniors housing operating	338,507	360,569	368,050	399,882	408,894
Outpatient medical	37,954	37,785	40,653	38,856	40,742
Total property operating expenses	376,461	398,354	408,703	438,738	449,636
Net operating income:
Triple-net	280,575	291,732	298,038	305,460	308,168
Seniors housing operating	156,054	179,236	179,031	186,944	196,475
Outpatient medical	81,065	87,808	93,203	97,334	92,713
Non-segment/corporate	22	39	22	1,008	58
NOI	517,716	558,815	570,294	590,746	597,414
Reconciling items:
Interest expense	(121,080)	(118,861)	(121,130)	(131,097)	(132,960)
Gain (loss) on derivatives, net	58,427	-	-	-	-
Depreciation and amortization	(188,829)	(208,802)	(205,799)	(222,809)	(228,696)
General and administrative	(35,138)	(38,474)	(36,950)	(36,854)	(45,691)
Transaction costs	(48,554)	(12,491)	(9,333)	(40,547)	(8,208)
Gain (loss) on extinguishment of debt, net	(15,401)	(18,887)	(584)	195	24
Impairment of assets	(2,220)	-	-	-	(14,314)
Other expenses	-	(10,583)	-	(35,648)	-
Income tax benefit (expense)	304	(7,417)	3,344	(2,682)	1,725
Income (loss) from unconsolidated entities	(12,648)	(2,952)	(2,631)	(3,273)	(3,820)
Gain (loss) on real estate dispositions, net	56,845	190,111	2,046	31,385	-
Preferred dividends	(16,352)	(16,352)	(16,352)	(16,352)	(16,352)
Loss (income) attributable to noncontrolling interests	(2,271)	(1,534)	(862)	(133)	(153)
	(326,917)	(246,242)	(388,251)	(457,815)	(448,445)
Net income (loss) attributable to common stockholders	$190,799	$312,573	$182,043	$132,931	$148,969

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,
Same Store Cash NOI Reconciliations:		2015	2015	2015	2015	2016
Net operating income from continuing operations:
Triple-net		$280,575	$291,731	$298,039	$305,460	$308,168
Seniors housing operating		156,054	179,236	179,031	186,941	196,475
Outpatient medical		81,065	87,808	93,203	97,333	92,713
Total		517,694	558,775	570,273	589,734	597,356
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(24,500)	(25,084)	(24,845)	(23,146)	(23,276)
NOI attributable to non same store properties		(26,980)	(34,713)	(39,934)	(47,620)	(49,620)
Subtotal		(51,480)	(59,797)	(64,779)	(70,766)	(72,896)
Seniors housing operating:
Non-cash NOI on same store properties		251	253	250	249	248
NOI attributable to non same store properties		(3,843)	(17,255)	(19,054)	(32,156)	(38,030)
Subtotal		(3,592)	(17,002)	(18,804)	(31,907)	(37,782)
Outpatient medical:
Non-cash NOI on same store properties		(2,271)	(2,053)	(2,115)	(2,052)	(1,493)
NOI attributable to non same store properties		(5,460)	(11,547)	(17,266)	(20,899)	(16,773)
Subtotal		(7,731)	(13,600)	(19,381)	(22,951)	(18,266)
Same store cash net operating income:	Properties
Triple-net	664	229,095	231,934	233,260	234,694	235,272
Seniors housing operating	298	152,462	162,234	160,227	155,034	158,693
Outpatient medical	221	73,334	74,208	73,822	74,382	74,447
Total	1,183	$454,891	$468,376	$467,309	$464,110	$468,412

Same Store Cash NOI Property Reconciliation:
Total Properties	1,434
Acquisitions	(197)
Developments	(20)
Held-for-sale	(26)
Other(1)	(8)
Same store properties	1,183

(1) Includes six land parcels and two loans.

Other Disclosures

United States of America

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

Licensing and Certification

     Certain health care facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations.  Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

changing the ownership or control of an existing licensed facility, or (5) terminating services that have been previously approved through the CON process.  State and federal officials, increasingly including the FTC and the U.S. Justice Department, are challenging CON laws for reducing competition in the industry, creating barriers to entry and expansion, limiting consumer choice, and stifling innovation.  We cannot predict whether current or future efforts to repeal or amend these state laws will be successful, nor can we predict the impact that such repeals or amendments would have on our operators or tenants and their ability to meet their obligations to us.

Reimbursement

     The reimbursement methodologies applied to health care facilities continue to evolve. The Centers Medicare and Medicaid (“CMS”) have pledged to shift 50% of Medicare payments to alternate payment models by 2018 and achieved their goal of attaining 30% ahead of schedule by year end 2015. Providers increasingly are entering into value-based purchasing arrangements, which to the extent Welltower’s operators and tenants enter into such agreements, could affect their reimbursement and indirectly impact our revenues and operations.  For example, the CMS recently launched the Hospital Value-Based Purchasing (“VBP”) Program, which is an initiative designed to reward acute-care hospitals with incentive payments for the quality of care they provide to Medicare beneficiaries.  Similarly, other public and private payors have started considering whether to base reimbursement decisions on access, price, quality, efficiency, and alignment of incentives, rewarding higher quality healthcare providers with enhanced payments and increased market share.

     On October 6, 2014, the President signed into law the Improving Medicare Post-Acute Transformation Act of 2014 (“IMPACT Act”).  The law requires MedPAC to submit a report to Congress by June 30, 2016, evaluating and recommending features of a post-acute payment system that establishes payment rates according to individual characteristics instead of the post-acute setting where the patient is treated.  On April 7, 2016, MedPAC announced that it had completed the report and unanimously voted to send it to Congress in June 2016 as required.  According to MedPAC staff, the report provides general guidelines, rather than specific details, for developing a new cross-facility payment system, including a common unit of service, a common risk adjustment system using patient characteristics, separate models to establish payments for non-therapy ancillary services and therapy services, and two outlier policies for high-cost stays and short stays.  The IMPACT Act requires MedPAC to issue another report in 2023, following CMS’s development of an actual payment prototype.

     On November 3, 2015, CMS published a proposed rule that would revise the discharge planning requirements that hospitals, including long-term acute care hospitals (“LTCHs”), inpatient rehabilitation facilities (“IRFs”) and home health agencies (“HHAs”) must meet in order to participate in the Medicare and Medicaid programs.  Among other things, the proposed rule would require hospitals and other facilities to evaluate patients for their discharge needs and develop specific written discharge plans for them.  The proposed rule would also implement the discharge planning requirements of the IMPACT Act.  Provider groups have expressed concern that the proposed rule, if implemented, could create burdensome paperwork requirements, resulting in the need to hire additional staff and necessarily expend more resources.

     On February 9, 2016, President Obama released his proposed budget for FY 2017.  The proposed budget would cut Medicare payments to providers by $420 billion over ten years.  Among other Medicare-related changes, the President’s budget plan over ten years would: (1) reduce bad debt payments to providers by $32.9 billion, (2) reduce the payment updates for post-acute care providers by $86.6 billion, (3) raise the “60% Rule” threshold for IRFs back to 75% for reductions of $2.2 billion, and (4) implement bundled post-acute care payments for reductions of $9.9 billion.  If these recommendations are adopted, we cannot predict whether they will have a material impact on our operators’ or tenants’ property or business.

     On February 12, 2016, CMS published a final rule regarding the obligations of Medicare providers to report and return overpayments arising under Parts A and B.  The final rule, which became effective March 14, 2016, implements § 6402(a) of the Affordable Care Act, also known as the “60-day report and return statute,” which requires providers to report and return Medicare and Medicaid overpayments within the later of (a) 60 days after the overpayment is “identified,” or (b) the date any corresponding cost report is due, if applicable.  An overpayment impermissibly retained under this statute could violate the federal False Claims Act and subject providers to potential Medicare and Medicaid program exclusion and penalties under the federal Civil Monetary Penalty statute.

     On March 9, 2016, CMS released skilled nursing facility (“SNF”) utilization and payment data around facility costs and services.  In its press release, CMS expressed concern that the amount of therapy provided for ultra-high and very high resource utilization groups is often very close to the minimum amount of minutes needed to qualify a patient for these categories.  CMS referred the issue to Recovery Auditor Contractors for further investigation.  On March 30, 2016, the Department of Justice launched 10 regional Elder

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Justice Task Forces to coordinate and enhance efforts to pursue nursing homes that provide grossly substandard care to their residents.  We cannot predict the extent to which increased monitoring and auditing activities by government agencies may impact our operators.

     On March 11, 2016, CMS published a proposed rule to test new models regarding Medicare Part B payments for prescription drugs.  The proposal is designed to test different physician and patient incentives to drive the prescribing of the most effective drugs and test new payment approaches to reward positive patient outcomes.  If this proposed rule is finalized, it may impact our operators’ and tenants’ Medicare reimbursement rates, and our revenues and operations may be indirectly affected.

     On March 15, 2016, the House Energy and Commerce Committee approved the Common Sense Act of 2016, which would lower the maximum rate for Medicaid provider tax assessments from 6.0% of taxpayer revenues to 5.5%.  If enacted, the bill could lower funds available for state Medicaid programs and may result in lower Medicaid rates to our operators.

     On March 24, 2016, CMS announced the next phase of its Initiative to Reduce Avoidable Hospitalizations among Nursing Facility Residents.  Through this new payment model, CMS will encourage healthcare practitioners to provide additional treatments for especially ill or frail nursing home residents by equalizing the payments between a comprehensive assessment given at SNFs and hospitals.  Participating SNFs will also receive payment to provide additional treatment for common medical conditions that often lead to avoidable hospitalizations.

     On April 1, 2016, CMS’s mandatory bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures in 67 Metropolitan Statistical Areas went into effect. This could have an effect on our SNF operators as patients are down streamed for recovery.

     On April 4, 2016, CMS announced the final 2017 payment rates for Medicare Advantage, with an expected average payment increase of 0.85%.  Changes in Medicare Advantage plan payments may indirectly affect our operators and tenants that contract with Medicare Advantage plans.

     On April 18, 2016, CMS issued a proposed rule regarding FY 2017 Medicare payment policies and rates for LTCHs.  As a result of the continuation of the phase-in of site neutral payment rates for specified cases in LTCHs, CMS projects FY 2017 Medicare payments to LTCHs would decrease by 6.9%, or approximately $355 million under the rule.  Payment rates would increase by 0.3% for cases that qualify for the higher standard LTCH Prospective Payment System rate.  The proposed rule would also implement a 25% threshold policy (“25% rule”), under which payment adjustments are made when the number of cases an LTCH admits from a single hospital exceeds a specified threshold (generally 25%).  Finally, in response to the federal district court’s review of the “Two-Midnight” payment policy in Shands Jacksonville Medical Center, Inc., et al. v. Burwell, No. 14-263 (D.D.C.), CMS proposes to remove the 0.2% Medicare Part A hospital payment cut and also its effects for FYs 2014, 2015, and 2016 by adjusting the FY 2017 payment rates.  The impact of this proposal would be to increase FY 2017 payments by approximately 0.8%.

     On April 21, 2016, CMS issued proposed rules regarding FY 2017 Medicare payment policies and rates for SNFs and IRFs.  Under the proposed SNF rule, CMS projects that aggregate payments to SNFs will increase by $800 million, or 2.1%, from payments in fiscal year 2016.  Under the proposed IRF rule, CMS projects that aggregate payments to IRFs will increase by $125 million, or 1.6%, from payments in fiscal year 2016.

United Kingdom

National Minimum Wage

     In the July 2015 Budget the UK government announced that it would introduce the National Living Wage at a premium of 50 pence above the National Minimum Wage to take effect from April 2016.  The National Minimum Wage (Amendment) Regulations 2016 came into force on April 1, 2016 (“2016 Regulations”). The 2016 Regulations amend the Regulation of the National Minimum Wage Regulations 2015 to provide a National Living Wage rate of £7.20 an hour for workers aged 25 and over.  The current National Minimum Wage for adults of £6.70 will continue to apply for workers aged 21 to 24.  The 2016 Regulations also amend the National Minimum Wage Act 1998 by increasing the financial penalty payable by employers who underpay the National Minimum Wage from 100% to 200% of the underpayment due to each worker.  The maximum fine for non-payment will be £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years.

Privacy

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

     There is a proposal for an EU General Data Protection Regulation which would replace the Data Protection Directive and impose a significant number of new obligations including, among others, a requirement to appoint data protection officers, having detailed documentation on the processing of personal data, carrying out privacy impact assessments in certain circumstances, providing standardized data protection notices, reporting security breaches without undue delay, and providing certain rights to individuals such as a right of erasure of personal data.  The EU General Data Protection Regulation is expected to have significant enforcement powers with fines proposed by the European Commission of up to 4% of annual worldwide turnover or €20 million, whichever is greater.  The EU General Data Protection Regulation will likely be adopted in May 2016 with entry into force sometime in 2018.  If the regulation is adopted, we cannot predict whether it will have a material impact on our operators’ or tenants’ property or business.

Canada

Licensing and Regulation

British Columbia

     The Community Care and Assisted Living Act, the Residential Care Regulation, and the Community Care and Assisted Living Regulation (together, the “B.C. Act”) regulate “community care facilities” (long-term care facilities) as premises used for the purpose of supervising vulnerable persons who require three or more prescribed services (from a list that includes regular assistance with activities of daily living; distribution of medication; management of cash resources; monitoring of food intake; structured behavior management and intervention; and psychosocial or physical rehabilitative therapy).

     The B.C. Act also creates a separate regime for regulating “assisted living residences,” which are facilities providing at least one but not more than two prescribed care services. These provisions will likely be amended in May or June 2016, to define “assisted living residences” as providing “one or more” prescribed care services.

Other Legislation

     In Quebec, the Safety Code was amended in December 2015 to require that private seniors’ residences be equipped with a fire alarm and detection system, as well as the installation of a sprinkler system in certain private seniors’ residences. The amendments came into force March 18, 2016, except regarding the installation of the sprinkler system, which has a five year grace period, and comes into force December 2, 2020.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2016.

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

“project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2015, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2016		December 31, 2015
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$8,241,326	$(565,078)	$7,965,107	$(519,901)
Secured debt	2,762,776	(95,285)	2,757,123	(91,376)
Totals	$11,004,102	$(660,363)	$10,722,230	$(611,277)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At March 31, 2016, we had $2,063,489,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $20,635,000.  At December 31, 2015, we had $2,236,733,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,367,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2016, if these exchange rates were to increase or decrease by 100 basis points, our net income from these investments would decrease or increase, as applicable, by less than $1,500,000 annualized.  We seek to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts hedging these exposures.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2016		December 31, 2015
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$80,568	$2,779	$117,452	$1,915
Debt designated as hedges	1,702,772	13,000	1,728,979	13,000
Totals	$1,783,340	$15,779	$1,846,431	$14,915

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

Item 1A. Risk Factors

     There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through January 31, 2016	52,060	$66.00
February 1, 2016 through February 29, 2016	55,318	62.08
March 1, 2016 through March 31, 2016	456	67.14
Totals	107,834	$63.99

(1) During the three months ended March 31, 2016, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

4.2              Supplemental Indenture No. 12, dated as of March 1, 2016, between the company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.2 to the company’s Form 8-K filed March 3, 2016, and incorporated herein by reference thereto).

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: May 5, 2016	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2016	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)