Form 10-Q
period 2016-06-30
WELLTOWER INC.
filed 2016-08-02
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 31, 2016, the registrant had 357,915,158 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,537,508	$2,563,445
Buildings and improvements	25,293,007	25,522,542
Acquired lease intangibles	1,345,424	1,350,585
Real property held for sale, net of accumulated depreciation	501,192	169,950
Construction in progress	475,203	258,968
Gross real property owned	30,152,334	29,865,490
Less accumulated depreciation and amortization	(4,109,585)	(3,796,297)
Net real property owned	26,042,749	26,069,193
Real estate loans receivable	647,677	819,492
Net real estate investments	26,690,426	26,888,685
Other assets:
Investments in unconsolidated entities	543,068	542,281
Goodwill	68,321	68,321
Cash and cash equivalents	466,585	360,908
Restricted cash	58,440	61,782
Straight-line rent receivable	449,617	395,562
Receivables and other assets	688,044	706,306
Total other assets	2,274,075	2,135,160
Total assets	$28,964,501	$29,023,845

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$745,000	$835,000
Senior unsecured notes	8,711,790	8,548,055
Secured debt	3,442,178	3,509,142
Capital lease obligations	74,759	75,489
Accrued expenses and other liabilities	728,080	697,191
Total liabilities	13,701,807	13,664,877
Redeemable noncontrolling interests	394,126	183,083
Equity:
Preferred stock	1,006,250	1,006,250
Common stock	357,950	354,811
Capital in excess of par value	16,625,186	16,478,300
Treasury stock	(51,288)	(44,372)
Cumulative net income	4,102,919	3,725,772
Cumulative dividends	(7,491,922)	(6,846,056)
Accumulated other comprehensive income (loss)	(159,638)	(88,243)
Other equity	3,917	4,098
Total Welltower Inc. stockholders’ equity	14,393,374	14,590,560
Noncontrolling interests	475,194	585,325
Total equity	14,868,568	15,175,885
Total liabilities and equity	$28,964,501	$29,023,845

NOTE: The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
	Revenues:
	Rental income	$422,628	$396,626	$838,290	$776,213
	Resident fees and services	615,220	535,553	1,217,369	1,028,063
	Interest income	24,007	20,576	49,195	37,570
	Other income	14,802	4,414	18,851	9,500
	Total revenues	1,076,657	957,169	2,123,705	1,851,346
	Expenses:
	Interest expense	132,326	118,861	265,285	239,942
	Property operating expenses	458,832	398,354	908,468	774,815
	Depreciation and amortization	226,569	208,802	455,265	397,631
	General and administrative	39,914	38,474	85,606	73,612
	Transaction costs	5,157	12,491	13,365	61,045
	Loss (gain) on derivatives, net	-	-	-	(58,427)
	Loss (gain) on extinguishment of debt, net	33	18,887	9	34,288
	Impairment of assets	-	-	14,314	2,220
	Other expenses	3,161	10,583	3,161	10,583
	Total expenses	865,992	806,452	1,745,473	1,535,709

	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	210,665	150,717	378,232	315,637
	Income tax (expense) benefit	513	(7,417)	2,239	(7,113)
	Income (loss) from unconsolidated entities	(1,959)	(2,952)	(5,778)	(15,600)
	Income (loss) from continuing operations	209,219	140,348	374,693	292,924

	Gain (loss) on real estate dispositions, net	1,530	190,111	1,530	246,956
	Net income	210,749	330,459	376,223	539,880
Less:	Preferred stock dividends	16,352	16,352	32,703	32,703
Less:	Net income (loss) attributable to noncontrolling interests(1)	(1,077)	1,534	(924)	3,804
	Net income (loss) attributable to common stockholders	$195,474	$312,573	$344,444	$503,373

	Average number of common shares outstanding:
	Basic	356,646	350,399	355,879	343,624
	Diluted	358,891	351,366	357,489	344,623

	Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.55	$0.89	$0.97	$1.46
	Net income (loss) attributable to common stockholders*	$0.55	$0.89	$0.97	$1.46

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.54	$0.89	$0.96	$1.46
	Net income (loss) attributable to common stockholders*	$0.54	$0.89	$0.96	$1.46

	Dividends declared and paid per common share	$0.86	$0.825	$1.72	$1.65

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$210,749	$330,459	$376,223	$539,880

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	(3,611)	(3,413)	(11,160)	(15,100)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges	487	462	970	(1,697)
Unrecognized actuarial gain (loss)	-	-	2	-
Foreign currency translation gain (loss)	(50,384)	32,384	(49,012)	3,187
Total other comprehensive income (loss)	(53,508)	29,433	(59,200)	(13,610)

Total comprehensive income (loss)	157,241	359,892	317,023	526,270
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(4,000)	5,140	11,271	(5,145)
Total comprehensive income (loss) attributable to common stockholders	$161,241	$354,752	$305,752	$531,415

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended June 30, 2016
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$354,811	$16,478,300	$(44,372)	$3,725,772	$(6,846,056)	$(88,243)	$4,098	$585,325	$15,175,885
Comprehensive income:
Net income (loss)					377,147				3,089	380,236
Other comprehensive income							(71,395)		12,195	(59,200)
Total comprehensive income										321,036
Net change in noncontrolling interests			(41,658)						(125,415)	(167,073)
Amounts related to stock incentive plans, net of forfeitures		688	32,284	(6,916)				(329)		25,727
Proceeds from issuance of common stock		2,451	156,260							158,711

Option compensation expense								148		148
Cash dividends paid:
Common stock cash dividends						(613,163)				(613,163)
Preferred stock cash dividends						(32,703)				(32,703)
Balances at end of period	$1,006,250	$357,950	$16,625,186	$(51,288)	$4,102,919	$(7,491,922)	$(159,638)	$3,917	$475,194	$14,868,568

	Six Months Ended June 30, 2015
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$328,835	$14,740,712	$(35,241)	$2,842,022	$(5,635,923)	$(77,009)	$5,507	$297,896	$13,473,049
Comprehensive income:
Net income (loss)					536,074				3,975	540,049
Other comprehensive income							(4,661)		(8,949)	(13,610)
Total comprehensive income										526,439
Net change in noncontrolling interests			(2,786)						65,184	62,398
Amounts related to stock incentive plans, net of forfeitures		211	16,304	(6,452)				(1,721)		8,342
Proceeds from issuance of common stock		21,528	1,541,873							1,563,401
Equity component of convertible debt		1,077	4,738							5,815
Option compensation expense								452		452
Cash dividends paid:
Common stock cash dividends						(561,914)				(561,914)
Preferred stock cash dividends						(32,703)				(32,703)
Balances at end of period	$1,006,250	$351,651	$16,300,841	$(41,693)	$3,378,096	$(6,230,540)	$(81,670)	$4,238	$358,106	$15,045,279

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income	$376,223	$539,880
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	455,265	397,631
Other amortization expenses	3,141	2,458
Impairment of assets	14,314	2,220
Stock-based compensation expense	15,217	20,178
Loss (gain) on derivatives, net	-	(58,427)
Loss (gain) on extinguishment of debt, net	9	34,288
Loss (income) from unconsolidated entities	5,778	15,600
Rental income in excess of cash received	(54,055)	(57,047)
Amortization related to above (below) market leases, net	332	870
Loss (gain) on sales of properties, net	(1,530)	(246,956)
Distributions by unconsolidated entities	351	282
Increase (decrease) in accrued expenses and other liabilities	36,705	10,417
Decrease (increase) in receivables and other assets	(3,009)	(42,048)
Net cash provided from (used in) operating activities	848,741	619,346

Investing activities:
Cash disbursed for acquisitions	(287,455)	(2,153,970)
Cash disbursed for capital improvements to existing properties	(87,529)	(67,086)
Cash disbursed for construction in progress	(249,867)	(114,478)
Capitalized interest	(7,343)	(4,446)
Investment in real estate loans receivable	(51,059)	(416,588)
Other investments, net of payments	(16,664)	(110,531)
Principal collected on real estate loans receivable	168,343	37,342
Contributions to unconsolidated entities	(39,644)	(117,047)
Distributions by unconsolidated entities	19,301	116,288
Proceeds from (payments on) derivatives	56,842	72,477
Decrease in restricted cash	3,342	12,422
Proceeds from sales of real property	130,298	523,175
Net cash provided from (used in) investing activities	(361,435)	(2,222,442)

Financing activities:
Net increase (decrease) under unsecured credit facilities	(90,000)	350,000
Proceeds from issuance of senior unsecured notes	693,560	743,407
Payments to extinguish senior unsecured notes	(400,000)	(477,550)
Net proceeds from the issuance of secured debt	161,992	136,801
Payments on secured debt	(281,051)	(323,950)
Net proceeds from the issuance of common stock	159,032	1,562,350
Decrease (increase) in deferred loan costs	(17,439)	(5,285)
Contributions by noncontrolling interests(1)	138,458	4,926
Distributions to noncontrolling interests(1)	(91,133)	(19,371)
Acquisitions of noncontrolling interests	-	(4,741)
Cash distributions to stockholders	(645,866)	(594,617)
Other financing activities	(730)	(27,253)
Net cash provided from (used in) financing activities	(373,177)	1,344,717
Effect of foreign currency translation on cash and cash equivalents	(8,452)	2,595
Increase (decrease) in cash and cash equivalents	105,677	(255,784)
Cash and cash equivalents at beginning of period	360,908	473,726
Cash and cash equivalents at end of period	$466,585	$217,942

Supplemental cash flow information:
Interest paid	$236,861	$208,885
Income taxes paid	3,889	10,140

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (REIT), owns 1,486 properties in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three months ended March 31, 2016, we determined that an immaterial portion of our noncontrolling interests related to a 2015 transaction was misclassified in permanent equity rather than temporary equity based on a redemption feature of the partnership agreement and we have corrected the $114,714,000 misclassification by recording the change in the consolidated statement of equity for the six months ended June 30, 2016.  Operating results for the six months ended June 30, 2016 are not necessarily an indication of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

     In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which will require entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception.  The practicability exception will be available for equity investments that do not have readily determinable fair values. ASU 2016-01 is effective for fiscal years and interim periods within those years, beginning after December 15, 2017.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

     In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. This standard simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based compensation. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted.  We are currently evaluating the impact of the standard; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.

     In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”. This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

    Triple-net Activity

		Six Months Ended
	(In thousands)	June 30, 2016(1)	June 30, 2015
	Land and land improvements	$18,901	$45,268
	Buildings and improvements	160,209	447,229
	Acquired lease intangibles	2,876	2,817
	Restricted cash	-	6
	Receivables and other assets	-	60
	Total assets acquired	181,986	495,380
	Accrued expenses and other liabilities	(1,459)	(1,845)
	Total liabilities assumed	(1,459)	(1,845)
	Non-cash acquisition related activity(2)	(37,703)	(936)
	Cash disbursed for acquisitions	142,824	492,599
	Construction in progress additions	85,687	74,694
Less:	Capitalized interest	(3,771)	(3,303)
	Foreign currency translation	(2,712)	240
	Cash disbursed for construction in progress	79,204	71,631
	Capital improvements to existing properties	14,877	19,029
	Total cash invested in real property, net of cash acquired	$236,905	$583,259

(1) Includes acquisitions with an aggregate purchase price of $166,343,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

(2) For the six months ended June 30, 2016, $31,014,000 relates to the acquisition of assets previously financed as real estate loans receivable and $6,630,000 previously financed as equity investments.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Operating Activity

		Six Months Ended
	(In thousands)	June 30, 2016(1)	June 30, 2015
	Land and land improvements	$5,617	$94,294
	Building and improvements	128,200	1,174,465
	Acquired lease intangibles	6,334	71,089
	Restricted cash	-	5,425
	Receivables and other assets	894	23,645
	Total assets acquired(2)	141,045	1,368,918
	Secured debt	-	(208,960)
	Accrued expenses and other liabilities	(4,853)	(19,011)
	Total liabilities assumed	(4,853)	(227,971)
	Noncontrolling interests	(549)	(86,842)
	Non-cash acquisition related activity(3)	(7,659)	-
	Cash disbursed for acquisitions	127,984	1,054,105
	Construction in progress additions	134,019	19,926
Less:	Capitalized interest	(2,011)	(715)
	Foreign currency translation	(5,344)	(40)
	Cash disbursed for construction in progress	126,664	19,171
	Capital improvements to existing properties	47,553	32,766
	Total cash invested in real property, net of cash acquired	$302,201	$1,106,042

(1) Includes acquisitions with an aggregate purchase price of $117,545,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $134,000 and $3,390,000 of cash acquired during the six months ended June 30, 2016 and 2015, respectively.
(3) Relates to the acquisition of assets previously financed as equity investments.

      Outpatient Medical Activity

		Six Months Ended
	(In thousands)	June 30, 2016 (1)	June 30, 2015
	Land and land improvements	$-	$737
	Buildings and improvements	32,650	426,130
	Acquired lease intangibles	-	19,372
	Total assets acquired(2)	32,650	446,239
	Secured debt	-	(112,000)
	Accrued expenses and other liabilities	(990)	(2,743)
	Total liabilities assumed	(990)	(114,743)
	Noncontrolling interests	-	(68,535)
	Non-cash acquisition activity(3)	(15,013)	-
	Cash disbursed for acquisitions	16,647	262,961
	Construction in progress additions	50,896	26,025
Less:	Capitalized interest	(1,561)	(428)
	Accruals(4)	(5,336)	(1,921)
	Cash disbursed for construction in progress	43,999	23,676
	Capital improvements to existing properties	25,099	15,291
	Total cash invested in real property	$85,745	$301,928

(1) Includes acquisitions with an aggregate purchase price of $32,650,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $0 and $4,372,000 of cash acquired during the six months ended June 30, 2016 and 2015, respectively.
(3) Relates to an acquisition of assets previously financed as a real estate loan. Refer to Note 6 for additional information.
(4) Represents non-cash consideration accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Development projects:
Triple-net	$-	$72,775
Seniors housing operating	-	19,869
Outpatient medical	35,363	16,592
Total development projects	35,363	109,236
Expansion projects	2,879	38,808
Total construction in progress conversions	$38,242	$148,044

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015
Assets:
In place lease intangibles	$1,194,925	$1,179,537
Above market tenant leases	62,544	67,529
Below market ground leases	62,447	80,224
Lease commissions	25,508	23,295
Gross historical cost	1,345,424	1,350,585
Accumulated amortization	(949,727)	(881,096)
Net book value	$395,697	$469,489

Weighted-average amortization period in years	15.8	13.4

Liabilities:
Below market tenant leases	$93,054	$93,089
Above market ground leases	7,908	7,907
Gross historical cost	100,962	100,996
Accumulated amortization	(49,874)	(46,048)
Net book value	$51,088	$54,948

Weighted-average amortization period in years	15.0	14.5

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Rental income related to above/below market tenant leases, net	$210	$(424)	$290	$(217)
Property operating expenses related to above/below market ground leases, net	(311)	(334)	(622)	(653)
Depreciation and amortization related to in place lease intangibles and lease commissions	(31,019)	(31,973)	(65,473)	(56,297)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

thousands):

	Assets	Liabilities
2016	$63,361	$3,809
2017	81,279	6,807
2018	44,816	6,181
2019	25,471	5,771
2020	22,563	5,290
Thereafter	158,207	23,230
Total	$395,697	$51,088

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions or the exercise of tenant purchase options.  During the six months ended June 30, 2016 and 2015, we recorded impairment charges on certain held-for-sale triple-net properties as the fair values less estimated costs to sell exceeded our carrying values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Real estate dispositions:
Triple-net	$128,768	$105,274
Outpatient medical	-	165,221 (1)
Land parcels	-	5,724
Total dispositions	128,768	276,219
Gain (loss) on real estate dispositions, net	1,530	246,956
Proceeds from real estate dispositions	$130,298	$523,175

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$19,990	$24,789	$38,552	$50,146
Expenses:
Interest expense	2,506	4,948	5,032	8,847
Property operating expenses	1,338	1,482	2,700	3,009
Provision for depreciation	3,071	7,042	7,022	13,473
Total expenses	6,915	13,472	14,754	25,329
Income (loss) from real estate dispositions, net	$13,075	$11,317	$23,798	$24,817

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2016			June 30, 2015
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$8,223	$-	$8,223	$379,604	$-	$379,604
Draws on existing loans	42,803	33	42,836	34,699	2,285	36,984
Net cash advances on real estate loans	51,026	33	51,059	414,303	2,285	416,588
Receipts on real estate loans receivable:
Loan payoffs	182,613	27,303	209,916	25,656	-	25,656
Principal payments on loans	4,454	-	4,454	11,686	-	11,686
Sub-total	187,067	27,303	214,370	37,342	-	37,342
Less: Non-cash activity	(31,014)	(15,013)	(46,027)	-	-	-
Net cash receipts on real estate loans	156,053	12,290	168,343	37,342	-	37,342
Net cash advances (receipts) on real estate loans	(105,027)	(12,257)	(117,284)	376,961	2,285	379,246
Change in balance due to foreign currency translation	(8,504)	-	(8,504)	1,127	-	1,127
Net change in real estate loans receivable	$(144,545)	$(27,270)	$(171,815)	$378,088	$2,285	$380,373

We recorded no provision for loan losses during the six months ended June 30, 2016.  At June 30, 2016, we had no real estate loans with outstanding balances on non-accrual status and no allowances for loan losses were recorded.

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

	Percentage Ownership(1)	June 30, 2016	December 31, 2015
Triple-net	10% to 49%	$28,794	$36,351
Seniors housing operating	10% to 50%	507,540	499,537
Outpatient medical	43%	6,734	6,393
Total		$543,068	$542,281

(1) Excludes ownership of in-substance real estate.

     At June 30, 2016, the aggregate unamortized basis difference of our joint venture investments of $153,126,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use net operating income from continuing operations (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six month period ended June 30, 2016, excluding our share of NOI in unconsolidated entities (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	187	$195,171	16%
Sunrise Senior Living(3)	143	160,057	13%
Brookdale Senior Living	148	84,526	7%
Revera(3)	97	73,992	6%
Benchmark Senior Living	49	48,880	4%
Remaining portfolio	796	652,611	54%
Totals	1,420	$1,215,237	100%

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

9. Borrowings Under Credit Facilities and Related Items

     At June 30, 2016, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2016).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.35% at June 30, 2016). The applicable margin is based on certain of our debt ratings and was 0.90% at June 30, 2016.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at June 30, 2016.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance outstanding at quarter end(1)	$745,000	$350,000	$745,000	$350,000
Maximum amount outstanding at any month end	$745,000	$535,000	$945,000	$535,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$623,077	$501,758	$647,060	$455,608
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.26%	1.13%	1.28%	1.17%

(1) As of June 30, 2016, letters of credit in the aggregate amount of $48,930,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At June 30, 2016, the annual principal payments due on these debt obligations were as follows (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2016	$-	$304,577	$304,577
2017	450,000	556,382	1,006,382
2018	450,000	631,424	1,081,424
2019	605,000	385,735	990,735
2020(4)	680,645	176,284	856,929
Thereafter(5,6,7,8,9,10)	6,631,879	1,366,864	7,998,743
Totals	$8,817,524	$3,421,266	$12,238,790

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.15% to 6.5%.
(3) Annual interest rates range from 0.91% to 7.98%. Carrying value of the properties securing the debt totaled $5,972,202,000 at June 30, 2016.

(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $230,645,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2016).

(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $192,204,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2016).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (1.84% at June 30, 2016).

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (1.40% at June 30, 2016).

(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $727,925,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2016) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $661,750,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2016) of 4.5% senior unsecured notes due 2034.

(9) In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025. In October 2015, we issued an additional $500,000,000 of these notes under a re-opening of the offer.
(10) In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2016		June 30, 2015
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,645,758	4.237%	$7,817,154	4.385%
Debt issued	705,000	4.228%	750,000	4.000%
Debt extinguished	(400,000)	3.625%	(300,000)	6.200%
Debt redeemed	-	0.000%	(158,990)	3.000%
Foreign currency	(133,234)	4.417%	1,298	3.601%
Ending balance	$8,817,524	4.263%	$8,109,462	4.252%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2016		June 30, 2015
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,478,207	4.440%	$2,941,765	4.940%
Debt issued	161,992	3.051%	136,801	2.845%
Debt assumed	-	0.000%	317,897	3.223%
Debt extinguished	(243,314)	4.874%	(290,984)	4.208%
Foreign currency	62,118	3.652%	(38,642)	3.994%
Principal payments	(37,737)	4.579%	(32,966)	4.775%
Ending balance	$3,421,266	4.328%	$3,033,871	4.750%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2016, we were in compliance with all of the covenants under our debt agreements.

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

      Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $4,911,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the six months ended June 30, 2016 and 2015, we settled certain net investment hedges generating cash proceeds of $56,842,000 and $72,477,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016	December 31, 2015
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,175,000	$1,175,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$90,000	$72,000
Denominated in Pounds Sterling	£75,000	£60,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$43,329	$47,000

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2016	2015	2016	2015

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	(477)	(462)	(960)	(928)

Gain (loss) on forward exchange contracts recognized in income	Interest expense	2,697	1,191	1,369	3,938

Loss (gain) on option exercise(1)	Loss (gain) on derivatives, net	-	-	-	(58,427)

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	178,575	(149,436)	175,836	34,615

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

     At June 30, 2016, we had ten outstanding letter of credit obligations totaling $91,783,000 and expiring between 2016 and 2018.  At June 30, 2016, we had outstanding construction in progress of $475,203,000 and were committed to providing additional funds of approximately $627,775,000 to complete construction.  Purchase obligations at June 30, 2016 include $1,150,000,000 representing acquisitions expected to be completed before year-end.  Purchase obligations also include contingent purchase obligations totaling $22,475,000 which relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At June 30, 2016, we had operating lease obligations of $1,088,213,000 relating to certain ground leases and company office space and capital lease obligations of $96,201,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At June 30, 2016, aggregate future minimum rentals to be received under these noncancelable subleases totaled $76,954,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2016	December 31, 2015
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	25,875,000
Outstanding shares	25,875,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	358,624,595	355,594,373
Outstanding shares	357,689,980	354,777,670

     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	1,766,585	72.83	128,653	128,653
2015 Option exercises	211,041	46.26	9,762	9,762
2015 Stock incentive plans, net of forfeitures	179,037		-	-
2015 Senior note conversions	1,076,971		-	-
2015 Totals	22,783,634		$1,614,440	$1,562,350

2016 Dividend reinvestment plan issuances	1,971,758	64.65	$127,470	$127,470
2016 Option exercises	37,409	48.73	1,823	1,823
2016 Equity shelf program issuances	443,096	67.12	30,192	29,739
2016 Stock incentive plans, net of forfeitures	460,047		-	-
2016 Totals	2,912,310		$159,485	$159,032

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2016		June 30, 2015
	Per Share	Amount	Per Share	Amount
Common Stock	$1.7200	$613,163	$1.6500	$561,914
Series I Preferred Stock	1.6250	23,359	1.6250	23,359
Series J Preferred Stock	0.8126	9,344	0.8126	9,344
Totals		$645,866		$594,617

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)
Other comprehensive income before reclassification adjustments	(61,207)	(11,160)	2	10	(72,355)
Reclassification amount to net income	-	-	-	960 (1)	960
Net current-period other comprehensive income	(61,207)	(11,160)	2	970	(71,395)
Balance at June 30, 2016	$(146,691)	$(11,160)	$(1,341)	$(446)	$(159,638)

Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)
Other comprehensive income before reclassification adjustments	12,136	(15,100)	-	(2,625)	(5,589)
Reclassification amount to net income	-	-	-	928 (1)	928
Net current-period other comprehensive income	12,136	(15,100)	-	(1,697)	(4,661)
Balance at June 30, 2015	$(62,634)	$(15,100)	$(1,589)	$(2,347)	$(81,670)

(1) Please see note 11 for additional information.

14. Stock Incentive Plans

     Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $7,031,000 and $15,217,000 for the three and six months ended June 30, 2016, respectively, and $11,124,000 and $20,178,000 for the same periods in 2015.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$195,474	$312,573	$344,444	$503,373

Denominator for basic earnings per
share - weighted average shares	356,646	350,399	355,879	343,624
Effect of dilutive securities:
Employee stock options	129	153	115	176
Non-vested restricted shares	465	471	359	444
Redeemable shares	1,651	-	1,136	-
Convertible senior unsecured notes	-	343	-	379
Dilutive potential common shares	2,245	967	1,610	999
Denominator for diluted earnings per
share - adjusted weighted average shares	358,891	351,366	357,489	344,623

Basic earnings per share	$0.55	$0.89	$0.97	$1.46
Diluted earnings per share	$0.54	$0.89	$0.96	$1.46

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$479,062	$506,072	$635,492	$663,501
Other real estate loans receivable	168,615	172,425	184,000	185,693
Available-for-sale equity investments	11,619	11,619	22,779	22,779
Cash and cash equivalents	466,585	466,585	360,908	360,908
Foreign currency forward contracts	102,231	102,231	129,520	129,520

Financial liabilities:
Borrowings under unsecured credit facilities	$745,000	$745,000	$835,000	$835,000
Senior unsecured notes	8,711,790	9,683,007	8,548,055	9,020,529
Secured debt	3,442,178	3,674,116	3,509,142	3,678,564
Foreign currency forward contracts	3,047	3,047	-	-

Redeemable OP unitholder interests	$125,758	$125,758	$112,029	$112,029

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2016
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$11,619	$11,619	$-	$-
Foreign currency forward contracts, net(2)	99,184	-	99,184	-
Redeemable OP unitholder interests	125,758	-	125,758	-
Totals	$236,561	$11,619	$224,942	$-

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

WELLTOWER INC.

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

     Summary information for the reportable segments is as follows for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$287,134	$-	$135,494	$-	$422,628
Resident fees and services	-	615,220	-	-	615,220
Interest income	21,971	1,042	994	-	24,007
Other income	1,206	8,989	4,153	454	14,802
Total revenues	310,311	625,251	140,641	454	1,076,657

Property operating expenses	-	417,996	40,836	-	458,832
Net operating income from continuing operations	310,311	207,255	99,805	454	617,825

Interest expense	2,019	42,689	5,402	82,216	132,326
Depreciation and amortization	75,809	102,312	48,448	-	226,569
General and administrative	-	-	-	39,914	39,914
Transaction costs	1,291	3,247	619	-	5,157
Loss (gain) on extinguishment of debt, net	121	(88)	-	-	33
Other expenses	-	-	-	3,161	3,161
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	231,071	59,095	45,336	(124,837)	210,665
Income tax expense	(213)	2,023	(248)	(1,049)	513
(Loss) income from unconsolidated entities	3,018	(4,887)	(90)	-	(1,959)
Income (loss) from continuing operations	233,876	56,231	44,998	(125,886)	209,219
Gain (loss) on real estate dispositions, net	1,530	-	-	-	1,530
Net income (loss)	$235,406	$56,231	$44,998	$(125,886)	$210,749

Total assets	$12,201,470	$11,626,090	$5,020,102	$116,839	$28,964,501

Three Months Ended June 30, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$272,573	$-	$124,053	$-	$396,626
Resident fees and services	-	535,553	-	-	535,553
Interest income	18,189	1,042	1,345	-	20,576
Other income	970	3,210	195	39	4,414
Total revenues	291,732	539,805	125,593	39	957,169

Property operating expenses	-	360,569	37,785	-	398,354
Net operating income from continuing operations	291,732	179,236	87,808	39	558,815

Interest expense	1,313	38,834	6,993	71,721	118,861
Depreciation and amortization	70,525	88,844	49,433	-	208,802
General and administrative	-	-	-	38,474	38,474
Transaction costs	7,579	3,937	975	-	12,491
Loss (gain) on extinguishment of debt, net	(102)	-	-	18,989	18,887
Other expenses	-	-	-	10,583	10,583
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	212,417	47,621	30,407	(139,728)	150,717
Income tax expense	(3,121)	(3,449)	(161)	(686)	(7,417)
(Loss) income from unconsolidated entities	1,453	(6,083)	1,678	-	(2,952)
Income (loss) from continuing operations	210,749	38,089	31,924	(140,414)	140,348
Gain (loss) on real estate dispositions, net	-	-	190,111	-	190,111
Net income (loss)	$210,749	$38,089	$222,035	$(140,414)	$330,459

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$570,958	$-	$267,332	$-	$838,290
Resident fees and services	-	1,217,369	-	-	1,217,369
Interest income	44,824	2,073	2,298	-	49,195
Other income	2,695	11,178	4,466	512	18,851
Total revenues	618,477	1,230,620	274,096	512	2,123,705

Property operating expenses	-	826,890	81,578	-	908,468
Net operating income from continuing operations	618,477	403,730	192,518	512	1,215,237

Interest expense	7,623	83,518	11,146	162,998	265,285
Loss (gain) on derivatives, net	-	-	-	-	-
Depreciation and amortization	155,609	204,144	95,512	-	455,265
General and administrative	-	-	-	85,606	85,606
Transaction costs	4,143	7,180	2,042	-	13,365
Loss (gain) on extinguishment of debt, net	97	(88)	-	-	9
Impairment of assets	14,314	-	-	-	14,314
Other expenses	-	-	-	3,161	3,161
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	436,691	108,976	83,818	(251,253)	378,232
Income tax expense	(528)	4,789	(476)	(1,546)	2,239
(Loss) income from unconsolidated entities	6,100	(11,822)	(56)	-	(5,778)
Income (loss) from continuing operations	442,263	101,943	83,286	(252,799)	374,693
Gain (loss) on real estate dispositions, net	1,530	-	-	-	1,530
Net income (loss)	$443,793	$101,943	$83,286	$(252,799)	$376,223

Six Months Ended June 30, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$534,565	$-	$241,648	$-	$776,213
Resident fees and services	-	1,028,063	-	-	1,028,063
Interest income	32,888	2,073	2,609	-	37,570
Other income	4,853	4,229	356	62	9,500
Total revenues	572,306	1,034,365	244,613	62	1,851,346

Property operating expenses	-	699,076	75,739	-	774,815
Net operating income from continuing operations	572,306	335,289	168,874	62	1,076,531

Interest expense	9,736	73,293	14,382	142,531	239,942
Loss (gain) on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	139,946	165,479	92,206	-	397,631
General and administrative	-	-	-	73,612	73,612
Transaction costs	43,750	15,979	1,316	-	61,045
Loss (gain) on extinguishment of debt, net	10,235	-	-	24,053	34,288
Impairment of assets	2,220	-	-	-	2,220
Other expenses	-	-	-	10,583	10,583
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	424,846	80,538	60,970	(250,717)	315,637
Income tax expense	(2,703)	(3,982)	305	(733)	(7,113)
(Loss) income from unconsolidated entities	2,846	(21,156)	2,710	-	(15,600)
Income (loss) from continuing operations	424,989	55,400	63,985	(251,450)	292,924
Gain (loss) on real estate dispositions, net	54,097	-	192,859	-	246,956
Net income (loss)	$479,086	$55,400	$256,844	$(251,450)	$539,880

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$862,115	80.1%	$771,031	80.6%	$1,704,470	80.3%	$1,516,168	81.9%
United Kingdom	102,593	9.5%	103,531	10.8%	203,148	9.5%	195,345	10.6%
Canada	111,949	10.4%	82,607	8.6%	216,087	10.2%	139,833	7.6%
Total	$1,076,657	100.0%	$957,169	100.0%	$2,123,705	100.0%	$1,851,346	100.0%

	As of
	June 30, 2016		December 31, 2015
Assets:	Amount	%	Amount	%
United States	$23,546,510	81.3%	$25,995,793	89.6%
United Kingdom	2,789,104	9.6%	1,741,973	6.0%
Canada	2,628,887	9.1%	1,286,079	4.4%
Total	$28,964,501	100.0%	$29,023,845	100.0%

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

     Income taxes reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The provision for income taxes for the three and six months ended June 30, 2016 and 2015, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2012 and subsequent years and by state taxing authorities for the year ended December 31, 2011 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

19. Variable Interest Entities

     We have entered into joint ventures to own certain seniors housing and outpatient medical assets which are deemed to be variable interest entities (“VIE”).   We have concluded that we are the primary beneficiary of these VIE’s based on a combination of operational control of the joint venture and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures.  Except for capital contributions associated with the initial joint venture formations, the joint ventures have been and are expected to be funded from the ongoing operations of the underlying properties.  Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIE’s in the aggregate (in thousands):

	June 30, 2016	December 31, 2015
Assets
Net real property owned	$1,006,674	$453,889
Cash and cash equivalents	10,946	8,759
Receivables and other assets	11,828	8,082
Total assets(1)	$1,029,448	$470,730

Liabilities and equity
Secured debt	$451,450	$147,021
Accrued expenses and other liabilities	12,807	7,732
Redeemable noncontrolling interests	78,477	70,090
Total equity	486,714	245,887
Total liabilities and equity	$1,029,448	$470,730

(1) Note that assets of the consolidated variable interest entities can only be used to settle obligations relating to such variable interest entities.  Liabilities of the consolidated variable interest entities represent claims against the specific assets of the variable interest entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2016 Key Performance Indicators, Trends and Uncertainties Corporate Governance	28 28 29 29 30 32

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	33 33 34 34

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	35 35 37 39 42

OTHER

Non-GAAP Financial Measures Other Disclosures Critical Accounting Policies	43 49 53
Cautionary Statement Regarding Forward-Looking Statements	53

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

     The following table summarizes our consolidated portfolio for the three months ended June 30, 2016 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$310,311	50.2%	770
Seniors housing operating	207,255	33.6%	384
Outpatient medical	99,805	16.2%	266
Totals	$617,371	100.0%	1,420

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the six months ended June 30, 2016, rental income and resident fees and services represented 39% and 57%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At June 30, 2016, we had $466,585,000 of cash and cash equivalents, $58,440,000 of restricted cash and $2,206,070,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  For the 18 months ended June 30, 2016, we raised $4,134,944,000 in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported pro rata gross new investments of $4,819,684,000 during 2015 and $703,780,000 during the six months ended June 30, 2016.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2016

     Capital.   In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026, generating approximately $688,560,000 of net proceeds.  In May 2016, we closed on a new primary unsecured credit facility that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility plus an option to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The facility also allows us to borrow up to $1,000,000,000 in alternate currencies.  Based on our current credit ratings, the unsecured revolving credit facility is priced at 0.90% over LIBOR with a 0.15% annual facility fee and the unsecured term credit facilities are priced at 0.95% over LIBOR for the U.S. tranche and CDOR for the Canadian tranche.  The unsecured term credit facilities mature on May 13, 2021 and the unsecured revolving credit facility matures on May 13, 2020. The unsecured revolving credit facility can be extended for two successive terms of six months each at our option.  During the six months ended June 30, 2016, we raised $157,209,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the six months ended June 30, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	7	$184,041	7.3%	$181,986
Seniors housing operating	3	124,654	6.9%	141,045
Outpatient medical	2	32,650	6.3%	32,650
Totals	12	$341,345	7.0%	$355,681

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

     Dispositions.  The following summarizes property dispositions made during the six months ended June 30, 2016 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	9	$133,113	5.9%	$128,768

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.44 per common share ($0.86 per share quarterly), as compared to $3.30 per common share for 2015, beginning in February 2016.  The dividend declared for the quarter ended June 30, 2016 represents the 181st consecutive quarterly dividend payment.

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

     Operating Performance. We believe that net income attributable to common stockholders (“NICS”) is the most appropriate earnings measure. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”), net operating income from continuing operations (“NOI”) and same store NOI (“SSNOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO, NOI and SSNOI. These earnings measures and their relative per share amounts are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share amounts):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2015	2015	2015	2015	2016	2016

Net income (loss) attributable to common stockholders	$190,799	$312,573	$182,043	$132,931	$148,969	$195,474
Funds from operations attributable to common stockholders	344,250	340,588	392,295	332,509	391,264	416,974
Net operating income from continuing operations	517,716	558,815	570,294	590,746	597,414	617,825
Same store net operating income	442,424	456,332	454,977	451,434	455,448	468,435

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.56	$0.89	$0.52	$0.37	$0.42	$0.54
Funds from operations attributable to common stockholders	1.02	0.97	1.11	0.94	1.10	1.16

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

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,	June 30,
	2015	2015	2015	2015	2016	2016

Debt to book capitalization ratio	42%	43%	43%	46%	46%	46%
Debt to undepreciated book
capitalization ratio	38%	39%	38%	41%	40%	41%
Debt to market capitalization ratio	28%	32%	31%	33%	33%	31%

Interest coverage ratio	4.21x	5.32x	4.39x	3.88x	3.85x	4.21x
Fixed charge coverage ratio	3.34x	4.19x	3.45x	3.06x	3.06x	3.34x

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2015	2015	2015	2015	2016	2016
Property mix:(1)
Triple-net	55%	54%	54%	52%	52%	50%
Seniors housing operating	30%	32%	31%	32%	32%	34%
Outpatient medical	15%	14%	15%	16%	16%	16%

Relationship mix:(1)
Genesis Healthcare	17%	17%	17%	16%	17%	16%
Sunrise Senior Living(2)	14%	14%	14%	13%	13%	14%
Brookdale Senior Living	8%	7%	7%	7%	7%	7%
Revera(2)	4%	5%	5%	6%	6%	6%
Benchmark Senior Living	4%	5%	5%	4%	4%	4%
Remaining relationships	53%	52%	52%	54%	53%	53%

Geographic mix:(1)
California	10%	9%	10%	9%	10%	10%
United Kingdom	8%	10%	10%	9%	9%	8%
New Jersey	8%	8%	8%	8%	8%	8%
Canada	5%	6%	6%	7%	7%	7%
Pennsylvania	6%	6%	7%	7%	7%	7%
Remaining geographic areas	63%	61%	59%	60%	59%	60%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Revera owns a controlling interest in Sunrise Senior Living.

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2016 (dollars in thousands):

	Expiration Year
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Thereafter

Triple-net:
Properties	-	30	56	1	12	13	5	1	5	57	499
Base rent(1)	$0	$12,846	$42,371	$1,267	$14,603	$25,484	$4,905	$706	$10,938	$66,865	$914,702
% of base rent	0.0%	1.2%	3.9%	0.1%	1.3%	2.3%	0.4%	0.1%	1.0%	6.1%	83.6%
Units/beds	-	1,165	3,655	123	1,074	2,349	531	60	762	4,189	55,235
% of Units/beds	0.0%	1.7%	5.3%	0.2%	1.6%	3.4%	0.8%	0.1%	1.1%	6.1%	79.9%

Outpatient medical:
Square feet	397,676	1,081,130	949,618	1,134,417	1,269,153	1,373,263	2,193,341	1,138,277	1,447,444	611,684	4,225,600
Base rent(1)	$11,430	$27,231	$24,878	$29,384	$32,979	$35,632	$46,271	$27,942	$38,593	$17,417	$100,429
% of base rent	2.9%	6.9%	6.3%	7.5%	8.4%	9.1%	11.8%	7.1%	9.8%	4.4%	25.7%
Leases	179	287	266	278	254	232	191	162	105	77	188
% of Leases	8.1%	12.9%	12.0%	12.5%	11.4%	10.5%	8.6%	7.3%	4.7%	3.5%	8.5%

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

	Six Months Ended		Change
	June 30, 2016	June 30, 2015	$	%

Cash and cash equivalents at beginning of period	$360,908	$473,726	$(112,818)	-24%
Cash provided from (used in) operating activities	848,741	619,346	229,395	37%
Cash provided from (used in) investing activities	(361,435)	(2,222,442)	1,861,007	-84%
Cash provided from (used in) financing activities	(373,177)	1,344,717	(1,717,894)	n/a
Effect of foreign currency translation	(8,452)	2,595	(11,047)	n/a
Cash and cash equivalents at end of period	$466,585	$217,942	$248,643	114%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the six months ended June 30, 2016 and 2015, cash flow provided from operations exceeded cash distributions to stockholders.

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

	Six Months Ended		Change
	June 30,	June 30,
	2016	2015	$	%
New development	$249,867	$114,478	$135,389	118%
Recurring capital expenditures, tenant improvements and lease commissions	28,354	25,599	2,755	11%
Renovations, redevelopments and other capital improvements	59,175	41,487	17,688	43%
Total	$337,396	$181,564	$155,832	86%

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

Off-Balance Sheet Arrangements

     At June 30, 2016, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At June 30, 2016, we had ten outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of June 30, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Unsecured revolving credit facility(1)	$745,000	$-	$-	$-	$745,000
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,500,000	-	900,000	1,050,000	4,550,000
Pounds Sterling senior unsecured notes(3)	1,389,675	-	-	-	1,389,675
Canadian Dollar senior unsecured notes(3)	230,645	-	-	230,645	-
U.S. Dollar term credit facility	505,000	-	-	5,000	500,000
Canadian Dollar term credit facility(3)	192,204	-	-	-	192,204
Secured debt:(2,3)
Consolidated	3,421,266	304,577	1,187,806	562,019	1,366,864
Unconsolidated	483,005	19,498	37,164	28,468	397,875
Contractual interest obligations:(4)
Unsecured revolving credit facility	55,200	5,018	20,073	20,073	10,036
Senior unsecured notes and term loans(3)	3,674,777	222,789	727,079	643,991	2,080,918
Consolidated secured debt(3)	619,272	73,945	212,557	129,677	203,093
Unconsolidated secured debt(3)	130,576	8,581	32,056	29,711	60,228
Capital lease obligations(5)	96,201	2,366	9,409	8,506	75,920
Operating lease obligations(5)	1,088,213	8,450	33,886	33,442	1,012,435
Purchase obligations(5)	1,800,250	1,275,523	523,167	675	885
Other long-term liabilities(6)	4,917	738	2,950	1,229	-
Total contractual obligations	$20,936,201	$1,921,485	$3,686,147	$2,743,436	$12,585,133

(1) Relates to unsecured revolving credit facility with an aggregate commitment of $3,000,000,000. See Note 9 to our unaudited consolidated financial statements for additional information.
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

Capital Structure

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2016, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     On May 1, 2015, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan under which we may issue up to 15,000,000 shares of common stock. As of July 31, 2016, 9,717,384 shares of common stock

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of July 31, 2016, we had $378,734,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

Results of Operations

Summary

     Our primary sources of revenue include rent and resident fees and services. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, transaction costs and general and administrative expenses. We evaluate our business and make resource allocations on our three business segments: triple-net, seniors housing operating and outpatient medical. The primary performance measures for our properties are NOI and SSNOI, which are discussed below.  Please see Note 17 to our unaudited consolidated financial statements for additional information. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	Amount	%	2016	2015	Amount	%
Net income (loss) attributable to common stockholders	$195,474	$312,573	$(117,099)	-37%	$344,444	$503,373	$(158,929)	-32%
Funds from operations attributable to common stockholders	416,974	340,588	76,386	22%	808,241	684,839	123,402	18%
EBITDA	569,131	665,539	(96,408)	-14%	1,094,534	1,184,566	(90,032)	-8%
Net operating income from continuing operations (NOI)	617,825	558,815	59,010	11%	1,215,237	1,076,531	138,706	13%
Same store NOI	468,435	456,332	12,103	3%	923,884	898,756	25,128	3%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.54	$0.89	$(0.35)	-39%	$0.96	$1.46	$(0.50)	-34%
Funds from operations attributable to common stockholders	$1.16	$0.97	$0.19	20%	$2.26	$1.99	$0.27	14%

Interest coverage ratio	4.21x	5.32x	-1.11x	-21%	4.03x	4.77x	-0.74x	-16%
Fixed charge coverage ratio	3.34x	4.19x	-0.85x	-20%	3.20x	3.77x	-0.57x	-15%

Triple-net

          The following is a summary of our NOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	$	%	2016	2015	$	%
SSNOI(1)	$225,508	$219,891	$5,617	3%	$447,817	$436,519	$11,298	3%
Non-cash NOI attributable to same store properties(1)	20,624	24,885	(4,261)	-17%	43,712	49,062	(5,350)	-11%
NOI attributable to non same store properties(2)	64,179	46,956	17,223	37%	126,948	86,725	40,223	46%
NOI	$310,311	$291,732	$18,579	6%	$618,477	$572,306	$46,171	8%

(1) Change is due to increases in cash NOI and decreases in non-cash NOI (described below) related to 606 same store properties.
(2) Change is primarily due to the acquisition of 90 properties and the conversion of 11 construction projects into revenue-generating properties subsequent to January 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     During the six months ended June 30, 2016, we reclassified four properties previously classified in the triple-net segment to the outpatient medical segment.  Accordingly, the information has been reclassified to conform to the current presentation for all periods presented.  The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$287,134	$272,573	$14,561	5%	$570,958	$534,565	$36,393	7%
Interest income	21,971	18,189	3,782	21%	44,824	32,888	11,936	36%
Other income	1,206	970	236	24%	2,695	4,853	(2,158)	-44%
Total revenues	310,311	291,732	18,579	6%	618,477	572,306	46,171	8%
Net operating income from continuing operations (NOI)	310,311	291,732	18,579	6%	618,477	572,306	46,171	8%
Other expenses:
Interest expense	2,019	1,313	706	54%	7,623	9,736	(2,113)	-22%
Loss (gain) on derivatives, net	-	-	-	n/a	-	(58,427)	58,427	-100%
Depreciation and amortization	75,809	70,525	5,284	7%	155,609	139,946	15,663	11%
Transaction costs	1,291	7,579	(6,288)	-83%	4,143	43,750	(39,607)	-91%
Loss (gain) on extinguishment of debt, net	121	(102)	223	n/a	97	10,235	(10,138)	-99%
Impairment of assets	-	-	-	n/a	14,314	2,220	12,094	545%
Total other expenses	79,240	79,315	(75)	0%	181,786	147,460	34,326	23%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	231,071	212,417	18,654	9%	436,691	424,846	11,845	3%
Income tax benefit (expense)	(213)	(3,121)	2,908	-93%	(528)	(2,703)	2,175	-80%
Income (loss) from unconsolidated entities	3,018	1,453	1,565	108%	6,100	2,846	3,254	114%
Income from continuing operations	233,876	210,749	23,127	11%	442,263	424,989	17,274	4%
Gain (loss) on real estate dispositions, net(1)	1,530	-	1,530	n/a	1,530	54,097	(52,567)	-97%
Net income	235,406	210,749	24,657	12%	443,793	479,086	(35,293)	-7%
Less: Net income (loss) attributable to noncontrolling interests	774	548	226	41%	433	1,001	(568)	-57%
Net income attributable to common stockholders	$234,632	$210,201	$24,431	12%	$443,360	$478,085	$(34,725)	-7%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2016, we had no lease renewals but we had 26 leases with rental rate increasers ranging from 0.05% to 0.57% in our triple-net portfolio. The change in interest income is due to a higher loan volume in the current year, which includes two first mortgage loans to Genesis Healthcare.  The decrease in other income is due to the receipt of an early prepayment fee in 2015 related to a real estate loan receivable.

    During the six months ended June 30, 2016, we did not complete any construction projects but did complete an expansion project totaling $2,879,000.  The following is a summary of triple-net construction projects pending as of June 30, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Edmond, OK	142	$24,500	$17,362	3Q16
Carrollton, TX	104	18,900	13,436	3Q16
London, UK	79	26,470	16,707	3Q16
Tulsa, OK	145	25,800	12,576	4Q16
Lititz, PA	80	15,200	7,209	4Q16
Piscataway, NJ	124	40,800	27,566	1Q17
Raleigh, NC	225	93,000	64,499	1Q17
Lancaster, PA	80	15,875	6,759	1Q17
Bracknell, UK	64	14,623	8,189	2Q17
Livingston, NJ	120	51,440	25,977	2Q17
Alexandria, VA	116	60,156	13,828	1Q18
	1,279	$386,764	$214,108

     Interest expense for the six months ended June 30, 2016 and 2015 represents secured debt interest expense and gains and losses on forward exchange contracts.  The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$522,399	5.467%	$568,108	5.562%	$554,014	5.488%	$670,769	5.337%
Debt extinguished	(59,093)	5.260%	(21,398)	5.739%	(93,012)	5.492%	(112,207)	4.404%
Foreign currency	(239)	5.315%	1,478	5.316%	5,052	5.315%	(6,856)	5.316%
Principal payments	(2,798)	5.607%	(2,982)	5.559%	(5,785)	5.548%	(6,500)	5.593%
Ending balance	$460,269	5.509%	$545,207	5.408%	$460,269	5.509%	$545,207	5.480%

Monthly averages	$497,403	5.493%	$550,659	5.411%	$518,490	5.490%	$564,669	5.453%

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

Changes in the gain on sales of properties are related to property sales which totaled nine and eleven for the six months ended June 30, 2016 and 2015, respectively.  During the six months ended June 30, 2016 and 2015, we recorded impairment charges on certain held-for-sale triple-net properties as the fair values less estimated costs to sell exceeded our carrying values.

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	$	%	2016	2015	$	%
SSNOI(1)	$167,368	$162,234	$5,134	3%	$326,061	$314,696	$11,365	4%
Non-cash NOI attributable to same store properties	(242)	(253)	11	-4%	(490)	(504)	14	-3%
NOI attributable to non same store properties(2)	40,129	17,255	22,874	133%	78,159	21,097	57,062	270%
NOI	$207,255	$179,236	$28,019	16%	$403,730	$335,289	$68,441	20%

(1) Relates to 298 same store properties.
(2) Change is primarily due to the acquisition of 85 properties subsequent to January 1, 2015 and one development property.

     The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	$	%	2016	2015	$	%
Revenues:
Resident fees and services	$615,220	$535,553	$79,667	15%	$1,217,369	$1,028,063	$189,306	18%
Interest income	1,042	1,042	-	0%	2,073	2,073	-	0%
Other income	8,989	3,210	5,779	180%	11,178	4,229	6,949	164%
Total revenues	625,251	539,805	85,446	16%	1,230,620	1,034,365	196,255	19%
Property operating expenses	417,996	360,569	57,427	16%	826,890	699,076	127,814	18%
Net operating income from continuing operations (NOI)	207,255	179,236	28,019	16%	403,730	335,289	68,441	20%
Other expenses:
Interest expense	42,689	38,834	3,855	10%	83,518	73,293	10,225	14%
Depreciation and amortization	102,312	88,844	13,468	15%	204,144	165,479	38,665	23%
Transaction costs	3,247	3,937	(690)	-18%	7,180	15,979	(8,799)	-55%
Loss (gain) on extinguishment of debt, net	(88)	-	(88)	n/a	(88)	-	(88)	n/a
Total other expenses	148,160	131,615	16,545	13%	294,754	254,751	40,003	16%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	59,095	47,621	11,474	24%	108,976	80,538	28,438	35%
Income tax benefit (expense)	2,023	(3,449)	5,472	n/a	4,789	(3,982)	8,771	-220%
Income (loss) from unconsolidated entities	(4,887)	(6,083)	1,196	-20%	(11,822)	(21,156)	9,334	-44%
Net income (loss)	56,231	38,089	18,142	48%	101,943	55,400	46,543	84%
Less: Net income (loss) attributable to noncontrolling interests	(190)	1,520	(1,710)	n/a	167	2,793	(2,626)	-94%
Net income (loss) attributable to common stockholders	$56,421	$36,569	$19,852	54%	$101,776	$52,607	$49,169	93%

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

     During the six month period ended June 30, 2016, we did not complete any construction projects.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of June 30, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units	Commitment	Balance	Est. Completion
Camberley, UK	102	$25,015	$20,414	4Q16
Bushey, UK	95	52,419	15,889	2Q18
Chertsey, UK	94	40,939	12,551	3Q18
	291	$118,373	48,854
New York, NY	Project in planning stage		118,722
Total			$167,576

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

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,355,182	3.980%	$1,810,437	4.356%	$2,290,552	3.958%	$1,654,531	4.422%
Debt issued	86,856	3.040%	54,077	3.623%	161,992	3.051%	136,801	2.845%
Debt assumed	-	0.000%		0.000%	-	0.000%	205,897	3.976%
Debt extinguished	(33,080)	4.588%	(37,004)	3.386%	(91,613)	3.594%	(119,965)	3.517%
Foreign currency	(3,131)	3.503%	9,552	3.590%	57,066	3.504%	(31,786)	3.709%
Principal payments	(12,199)	3.907%	(9,939)	4.101%	(24,369)	3.933%	(18,355)	4.204%
Ending balance	$2,393,628	3.923%	$1,827,123	4.353%	$2,393,628	3.923%	$1,827,123	4.353%

Monthly averages	$2,400,782	3.940%	$1,828,513	4.351%	$2,353,251	3.955%	$1,725,752	4.391%

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

Outpatient Medical

     The following is a summary of our NOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	$	%	2016	2015	$	%
SSNOI(1)	$75,559	$74,207	$1,352	2%	$150,006	$147,541	$2,465	2%
Non-cash NOI attributable to same store properties(1)	1,485	2,054	(569)	-28%	2,978	4,325	(1,347)	-31%
NOI attributable to non same store properties(2)	22,761	11,547	11,214	97%	39,534	17,008	22,526	132%
NOI	$99,805	$87,808	$11,997	14%	$192,518	$168,874	$23,644	14%

(1) Relates to 221 same store properties.
(2) Change is primarily due to acquisitions of 17 properties and conversions of construction projects into two revenue-generating properties subsequent to January 1, 2015.

      During the six months ended June 30, 2016, we reclassified four properties previously classified in the triple-net segment to the outpatient medical segment.  Accordingly, the information has been reclassified to conform to the current presentation for all periods presented.  The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$135,494	$124,053	$11,441	9%	$267,332	$241,648	$25,684	11%
Interest income	994	1,345	(351)	-26%	2,298	2,609	(311)	-12%
Other income	4,153	195	3,958	2030%	4,466	356	4,110	1154%
Total revenues	140,641	125,593	15,048	12%	274,096	244,613	29,483	12%
Property operating expenses	40,836	37,785	3,051	8%	81,578	75,739	5,839	8%
Net operating income from continuing operations (NOI)	99,805	87,808	11,997	14%	192,518	168,874	23,644	14%
Other expenses:
Interest expense	5,402	6,993	(1,591)	-23%	11,146	14,382	(3,236)	-23%
Depreciation and amortization	48,448	49,433	(985)	-2%	95,512	92,206	3,306	4%
Transaction costs	619	975	(356)	-37%	2,042	1,316	726	55%
Total other expenses	54,469	57,401	(2,932)	-5%	108,700	107,904	796	1%
Income from continuing operations before income taxes and income from unconsolidated entities	45,336	30,407	14,929	49%	83,818	60,970	22,848	37%
Income tax (expense) benefit	(248)	(161)	(87)	54%	(476)	305	(781)	n/a
Income from unconsolidated entities	(90)	1,678	(1,768)	n/a	(56)	2,710	(2,766)	n/a
Income from continuing operations	44,998	31,924	13,074	41%	83,286	63,985	19,301	30%
Gain (loss) on real estate dispositions, net(1)	-	190,111	(190,111)	-100%	-	192,859	(192,859)	-100%
Net income (loss)	44,998	222,035	(177,037)	-80%	83,286	256,844	(173,558)	-68%
Less: Net income (loss) attributable to noncontrolling interests	(1,660)	(534)	(1,126)	211%	(1,525)	10	(1,535)	n/a
Net income (loss) attributable to common stockholders	$46,658	$222,569	$(175,911)	-79%	$84,811	$256,834	$(172,023)	-67%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2016, our consolidated outpatient medical portfolio signed 72,307 square feet of new leases and 159,748 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $41.13 per square foot and tenant improvement and lease commission costs of $17.30 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 5%.

    During the six months ended June 30, 2016, we completed two outpatient medical construction projects representing $35,363,000 or $267 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of June 30, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Missouri, TX	23,863	$9,180	$6,024	3Q16
Stamford, CT	92,345	41,735	20,853	4Q16
Marietta, GA	103,156	24,893	6,546	4Q16
Wausau, WI	43,883	14,100	8,396	1Q17
Castle Rock, CO	56,822	13,148	2,316	1Q17
Timmonium, MD	46,000	20,996	9,371	2Q17
Howell, MI	56,211	15,509	2,747	2Q17
Brooklyn, NY	140,955	103,624	28,439	3Q17
Total	563,235	$243,185	$84,692

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$605,360	5.218%	$587,235	5.841%	$627,689	5.177%	$609,268	5.838%
Debt assumed	-	0.000%	112,000	1.837%	-	0.000%	112,000	1.837%
Debt extinguished	(38,321)	5.878%	(40,154)	5.176%	(57,508)	5.993%	(58,812)	5.341%
Principal payments	(3,807)	6.281%	(4,091)	6.098%	(6,949)	5.924%	(7,466)	5.870%
Ending balance	$563,232	5.129%	$654,990	5.193%	$563,232	5.129%	$654,990	5.193%

Monthly averages	$579,824	5.147%	$592,911	5.671%	$598,764	5.186%	$596,570	5.677%

     The increase in property operating expenses is primarily attributable to acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses. Transaction costs represent costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships, lease termination expenses and other similar costs. Income from unconsolidated entities represents our share of net income or losses related to the periods for which we held a joint venture investment with Forest City Enterprises and certain unconsolidated property investments. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices. A portion of our outpatient medical properties were formed through partnerships. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	$	%	2016	2015	$	%
Revenues:
Other income	$454	$39	$415	1064%	$512	$62	$450	726%
Expenses:
Interest expense	82,216	71,721	10,495	15%	162,998	142,531	20,467	14%
General and administrative	39,914	38,474	1,440	4%	85,606	73,612	11,994	16%
Loss on extinguishment of debt, net	-	18,989	(18,989)	-100%	-	24,053	(24,053)	-100%
Other expenses	3,161	10,583	(7,422)	-70%	3,161	10,583	(7,422)	-70%
Total expenses	125,291	139,767	(14,476)	-10%	251,765	250,779	986	0%
Loss from continuing operations before income taxes	(124,837)	(139,728)	14,891	-11%	(251,253)	(250,717)	(536)	0%
Income tax (expense) benefit	(1,049)	(686)	(363)	53%	(1,546)	(733)	(813)	111%
Loss from continuing operations	(125,886)	(140,414)	14,528	-10%	(252,799)	(251,450)	(1,349)	1%
Less: Preferred stock dividends	16,352	16,352	-	0%	32,703	32,703	-	0%
Net loss attributable to common stockholders	$(142,238)	$(156,766)	$14,528	-9%	$(285,502)	$(284,153)	$(1,349)	0%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2016	2015	$	%	2016	2015	$	%
Senior unsecured notes	$75,684	$65,674	$10,010	15%	$149,671	$130,073	$19,598	15%
Secured debt	78	99	(21)	-21%	175	187	(12)	-6%
Primary unsecured credit facility	3,296	2,716	580	21%	7,005	5,764	1,241	22%
Swap loss (savings)	-	(9)	9	-100%	-	(12)	12	-100%
Loan expense	3,158	3,241	(83)	-3%	6,147	6,519	(372)	-6%
Totals	$82,216	$71,721	$10,495	15%	$162,998	$142,531	$20,467	14%

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

     General and administrative expenses as a percentage of consolidated revenues for the three months ended June 30, 2016 and 2015 were 3.70% and 4.02%, respectively.  The increase in general and administrative expenses for the six months ended June 30, 2016 is primarily related to professional service fees for tax and legal consulting and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. Other expenses in both years included costs associated with the retirement of executive officers.  Other expenses for the three months ended June 30, 2015 also included costs associated with the termination of our investment in a strategic medical office partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Non-GAAP Financial Measures

     We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider FFO, NOI, SSNOI, EBITDA and Adjusted EBITDA to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created funds from operations attributable to common stockholders (“FFO”) as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income attributable to common stockholders, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.

     Net operating income from continuing operations (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store NOI (“SSNOI”) is used to evaluate the cash-based operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2015.  Land parcels, loans and sub-leases as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

     A covenant in our primary unsecured credit facility contains a financial ratio based on a definition of EBITDA that is specific to that agreement. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above and adjusted for items per our covenant. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge coverage ratio of at least 1.50 times.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
FFO Reconciliations:	2015	2015	2015	2015	2016	2016
Net income (loss) attributable to common stockholders	$190,799	$312,573	$182,043	$132,931	$148,969	$195,474
Depreciation and amortization	188,829	208,802	205,799	222,809	228,696	226,569
Impairment of assets	2,220	-	-	-	14,314	-
Loss (gain) on sales of properties, net	(56,845)	(190,111)	(2,046)	(31,385)	-	(1,530)
Noncontrolling interests	(7,249)	(10,467)	(11,647)	(9,908)	(17,319)	(20,616)
Unconsolidated entities	26,496	19,791	18,146	18,062	16,604	17,077
Funds from operations attributable to common stockholders	$344,250	$340,588	$392,295	$332,509	$391,264	$416,974

Average common shares outstanding:
Basic	336,754	350,399	351,765	353,604	355,076	356,646
Diluted	337,812	351,366	353,107	354,972	356,051	358,891

Per share data:
Net income attributable to
common stockholders
Basic	$0.57	$0.89	$0.52	$0.38	$0.42	$0.55
Diluted	0.56	0.89	0.52	0.37	0.42	0.54

Funds from operations attributable to common stockholders
Basic	$1.02	$0.97	$1.12	$0.94	$1.10	$1.17
Diluted	1.02	0.97	1.11	0.94	1.10	1.16

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2015	2016
Net income attributable to common stockholders	$503,373	$344,444
Depreciation and amortization	397,631	455,265
Impairment of assets	2,220	14,314
Loss (gain) on sales of properties, net	(246,956)	(1,530)
Noncontrolling interests	(17,716)	(37,934)
Unconsolidated entities	46,287	33,682
Funds from operations attributable to common stockholders	$684,839	$808,241

Average common shares outstanding:
Basic	343,624	355,879
Diluted	344,623	357,489

Per share data:
Net income attributable to
common stockholders
Basic	$1.46	$0.97
Diluted	1.46	0.96

Funds from operations attributable to common stockholders
Basic	$1.99	$2.27
Diluted	1.99	2.26

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
EBITDA Reconciliations:	2015	2015	2015	2015	2016	2016
Net income	$209,422	$330,459	$199,257	$149,416	$165,474	$210,749
Interest expense	121,080	118,861	121,130	131,097	132,960	132,326
Income tax expense (benefit)	(304)	7,417	(3,344)	2,682	(1,725)	(513)
Depreciation and amortization	188,829	208,802	205,799	222,809	228,696	226,569
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405	$569,131

Interest Coverage Ratio:
Interest expense	$121,080	$118,861	$121,130	$131,097	$132,960	$132,326
Non-cash interest expense	(119)	4,202	(3,791)	(2,878)	599	(1,519)
Capitalized interest	2,387	2,060	1,865	2,358	3,037	4,306
Total interest	123,348	125,123	119,204	130,577	136,596	135,113
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405	$569,131
Interest coverage ratio	4.21x	5.32x	4.39x	3.88x	3.85x	4.21x

Fixed Charge Coverage Ratio:
Total interest	$123,348	$125,123	$119,204	$130,577	$136,596	$135,113
Secured debt principal payments	15,630	17,336	15,817	18,281	18,642	19,096
Preferred dividends	16,352	16,352	16,352	16,352	16,352	16,352
Total fixed charges	155,330	158,811	151,373	165,210	171,590	170,561
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405	$569,131
Fixed charge coverage ratio	3.34x	4.19x	3.45x	3.06x	3.06x	3.34x

	Six Months Ended
	June 30,	June 30,
EBITDA Reconciliations:	2015	2016
Net income	$539,880	$376,223
Interest expense	239,942	265,285
Income tax expense (benefit)	7,113	(2,239)
Depreciation and amortization	397,631	455,265
EBITDA	$1,184,566	$1,094,534

Interest Coverage Ratio:
Interest expense	$239,942	$265,285
Non-cash interest expense	4,082	(920)
Capitalized interest	4,446	7,343
Total interest	248,470	271,708
EBITDA	$1,184,566	$1,094,534
Interest coverage ratio	4.77x	4.03x

Fixed Charge Coverage Ratio:
Total interest	$248,470	$271,708
Secured debt principal payments	32,966	37,737
Preferred dividends	32,703	32,703
Total fixed charges	314,139	342,148
EBITDA	$1,184,566	$1,094,534
Fixed charge coverage ratio	3.77x	3.20x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Reconciliations:	2015	2015	2015	2015	2016	2016
Net income	$656,521	$899,126	$945,612	$888,549	$844,606	$724,894
Interest expense	481,321	479,083	481,778	492,169	504,048	517,512
Income tax expense (benefit)	(3,832)	2,016	8,870	6,451	5,030	(2,899)
Depreciation and amortization	799,641	793,994	798,823	826,240	866,106	883,873
EBITDA	1,933,651	2,174,219	2,235,083	2,213,409	2,219,790	2,123,380
Transaction costs	117,140	122,590	118,369	110,926	70,579	63,245
Stock-based compensation expense	33,462	30,416	31,622	30,844	29,976	25,883
Loss (gain) on extinguishment of debt, net	25,108	43,464	41,356	34,677	19,252	398
Losses/impairments (gains) on properties, net	(208,147)	(385,179)	(357,621)	(278,167)	(209,228)	(20,647)
Loss (gain) on derivatives, net	(59,922)	(60,273)	(60,322)	(58,427)	-	-
Other expenses	20,727	15,250	4,988	40,636	40,636	37,386
Additional other income	(2,144)	(2,144)	(2,144)	(2,144)	(2,144)	(13,955)
Adjusted EBITDA	$1,859,875	$1,938,343	$2,011,331	$2,091,754	$2,168,861	$2,215,690

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$481,321	$479,083	$481,778	$492,169	$504,048	$517,512
Capitalized interest	7,931	8,292	8,378	8,670	9,320	11,566
Non-cash interest expense	(2,215)	3,636	392	(2,586)	(1,868)	(7,589)
Total interest	487,037	491,011	490,548	498,253	511,500	521,489
Adjusted EBITDA	$1,859,875	$1,938,343	$2,011,331	$2,091,754	$2,168,861	$2,215,690
Adjusted interest coverage ratio	3.82x	3.95x	4.10x	4.20x	4.24x	4.25x

Total interest	$487,037	$491,011	$490,548	$498,253	$511,500	$521,489
Secured debt principal payments	62,455	63,988	65,256	67,064	70,076	71,836
Preferred dividends	65,408	65,408	65,408	65,406	65,408	65,408
Total fixed charges	614,900	620,407	621,212	630,723	646,984	658,733
Adjusted EBITDA	$1,859,875	$1,938,343	$2,011,331	$2,091,754	$2,168,861	$2,215,690
Adjusted fixed charge coverage ratio	3.02x	3.12x	3.24x	3.32x	3.35x	3.36x

     The following tables reflect the reconciliation of NOI (which derives directly from consolidated results) and SSNOI for the periods presented.  Dollars are in thousands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
NOI Reconciliations:	2015	2015	2015	2015	2016	2016
Consolidated revenues:
Triple-net	$280,575	$291,732	$298,038	$305,460	$308,168	$310,311
Seniors housing operating	494,561	539,805	547,081	586,826	605,369	625,251
Outpatient medical	119,019	125,593	133,856	136,190	133,455	140,641
Non-segment/corporate	22	39	22	1,008	58	454
Total consolidated revenues	894,177	957,169	978,997	1,029,484	1,047,050	1,076,657
Consolidated property operating expenses:
Seniors housing operating	338,507	360,569	368,050	399,882	408,894	417,996
Outpatient medical	37,954	37,785	40,653	38,856	40,742	40,836
Total consolidated property operating expenses	376,461	398,354	408,703	438,738	449,636	458,832
Consolidated net operating income:
Triple-net	280,575	291,732	298,038	305,460	308,168	310,311
Seniors housing operating	156,054	179,236	179,031	186,944	196,475	207,255
Outpatient medical	81,065	87,808	93,203	97,334	92,713	99,805
Non-segment/corporate	22	39	22	1,008	58	454
Total consolidated net operating income	$517,716	$558,815	$570,294	$590,746	$597,414	$617,825

	Six Months Ended
	June 30,	June 30,
NOI Reconciliations:	2015	2016
Consolidated revenues:
Triple-net	$572,306	$618,477
Seniors housing operating	1,034,365	1,230,620
Outpatient medical	244,613	274,096
Non-segment/corporate	62	512
Total consolidated revenues	1,851,346	2,123,705
Consolidated property operating expenses:
Seniors housing operating	699,076	826,890
Outpatient medical	75,739	81,578
Total consolidated property operating expenses	774,815	908,468
Consolidated net operating income:
Triple-net	572,306	618,477
Seniors housing operating	335,289	403,730
Outpatient medical	168,874	192,518
Non-segment/corporate	62	512
Total consolidated net operating income	$1,076,531	$1,215,237

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Same Store NOI Reconciliations:		2015	2015	2015	2016	2016	2016
NOI:
Triple-net		$280,575	$291,732	$298,038	$305,460	$308,168	$310,311
Seniors housing operating		156,054	179,236	179,031	186,944	196,475	207,255
Outpatient medical		81,065	87,808	93,203	97,334	92,713	99,805
Total		517,694	558,776	570,272	589,738	597,356	617,371
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(24,178)	(24,885)	(24,888)	(22,764)	(23,092)	(20,624)
NOI attributable to non same store properties		(39,769)	(46,956)	(52,222)	(60,682)	(62,768)	(64,179)
Subtotal		(63,947)	(71,841)	(77,110)	(83,446)	(85,860)	(84,803)
Seniors housing operating:
Non-cash NOI on same store properties		251	253	250	249	248	242
NOI attributable to non same store properties		(3,843)	(17,255)	(19,054)	(32,156)	(38,030)	(40,129)
Subtotal		(3,592)	(17,002)	(18,804)	(31,907)	(37,782)	(39,887)
Outpatient medical:
Non-cash NOI on same store properties		(2,271)	(2,054)	(2,115)	(2,052)	(1,493)	(1,485)
NOI attributable to non same store properties		(5,460)	(11,547)	(17,266)	(20,899)	(16,773)	(22,761)
Subtotal		(7,731)	(13,601)	(19,381)	(22,951)	(18,266)	(24,246)
Same store NOI:	Properties
Triple-net	606	216,628	219,891	220,928	222,014	222,308	225,508
Seniors housing operating	298	152,462	162,234	160,227	155,037	158,693	167,368
Outpatient medical	221	73,334	74,207	73,822	74,383	74,447	75,559
Total	1,125	$442,424	$456,332	$454,977	$451,434	$455,448	$468,435

Same Store NOI Property Reconciliation:
Total properties	1,420
Acquisitions	(192)
Developments	(22)
Held-for-sale	(74)
Other(1)	(7)
Same store properties	1,125

(1) Includes six land parcels and one loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Six Months Ended
		June 30,	June 30,
Same Store NOI Reconciliations:		2015	2016
NOI:
Triple-net		$572,306	$618,477
Seniors housing operating		335,289	403,730
Outpatient medical		168,874	192,518
Total		1,076,469	1,214,725
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(49,062)	(43,712)
NOI attributable to non same store properties		(86,725)	(126,948)
Subtotal		(135,787)	(170,660)
Seniors housing operating:
Non-cash NOI on same store properties		504	490
NOI attributable to non same store properties		(21,097)	(78,159)
Subtotal		(20,593)	(77,669)
Outpatient medical
Non-cash NOI on same store properties		(4,325)	(2,978)
NOI attributable to non same store properties		(17,008)	(39,534)
Subtotal		(21,333)	(42,512)
Same store NOI:	Properties
Triple-net	606	436,519	447,817
Seniors housing operating	298	314,696	326,061
Outpatient medical	221	147,541	150,006
Total	1,125	$898,756	$923,884

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

Licensing and Certification

     Certain health care facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations.  Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility, or (5) terminating services that have been previously approved through the CON process.  State and federal officials, increasingly including the Federal Trade Commission (“FTC”) and the U.S. Department of Justice (“DOJ”), are challenging CON laws for reducing competition in the industry, creating barriers to entry and expansion, limiting consumer choice, and stifling innovation.  We cannot predict whether current or future efforts to repeal or amend these state laws will be successful, nor can we predict the impact that such repeals or amendments would have on our operators or tenants and their ability to meet their obligations to us.

Reimbursement

     The Department of Health and Human Services (“HHS”) pledged to tie 30% of Medicare payments to quality or alternative payment models by the end of 2016 and to tie 50% of Medicare payments to quality or alternate payment models by the end of 2018.  In January 2015, the Administration announced that it achieved its goal of tying 30% of Medicare payments to quality ahead of schedule, by year end 2015 rather than the targeted deadline of year end 2016.  Providers increasingly are entering into value-based purchasing arrangements, which to the extent Welltower’s operators and tenants enter into such agreements, could affect their reimbursement and indirectly impact our revenues and operations.  For example, the Centers for Medicare and Medicaid Services (“CMS”) launched the Hospital Value-Based Purchasing (“VBP”) Program in 2013, which is an initiative designed to reward acute-care hospitals with incentive payments for the quality of care they provide to Medicare beneficiaries.  Similarly, other public and private payors have started considering whether to base reimbursement decisions on access, price, quality, efficiency, and alignment of incentives, rewarding higher quality healthcare providers with enhanced payments and increased market share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On October 6, 2014, the President signed into law the Improving Medicare Post-Acute Transformation Act of 2014 (“IMPACT Act”).  The law required MedPAC to submit a report to Congress by June 30, 2016, evaluating and recommending features of a post-acute payment system that establishes payment rates according to individual characteristics instead of the post-acute setting where the patient is treated.  On June 15, 2016, MedPAC submitted this report to Congress, which provides general guidelines, rather than specific details, for developing a new cross-facility payment system, including a common unit of service, a common risk adjustment system using patient characteristics, separate models to establish payments for non-therapy ancillary services and therapy services, and two outlier policies for high-cost stays and short stays.  The IMPACT Act requires MedPAC to issue another report in 2023, following CMS’s development of an actual payment prototype.

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

     On February 9, 2016, President Obama released his budget proposal for fiscal year (“FY”) 2017.  The proposed budget would cut Medicare payments to providers by $420 billion over ten years.  Among other Medicare-related changes, the President’s budget plan over ten years would: (1) reduce bad debt payments to providers by $32.9 billion, (2) reduce the payment updates for post-acute care providers by $86.6 billion, (3) raise the “60% Rule” threshold for IRFs back to 75% for reductions of $2.2 billion, and (4) implement bundled post-acute care payments for reductions of $9.9 billion.  If these recommendations are adopted, we cannot predict whether they will have a material impact on our operators’ or tenants’ property or business.

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

     On March 24, 2016, CMS announced the next phase of its Initiative to Reduce Avoidable Hospitalizations among Nursing Facility Residents.  Through this new payment model, CMS will encourage healthcare practitioners to provide additional treatments for especially ill or frail nursing home residents by equalizing the payments between a comprehensive assessment given at skilled nursing facilities (“SNFs”) and hospitals.  Participating SNFs will also receive payment to provide additional treatment for common medical conditions that often lead to avoidable hospitalizations.

     On April 1, 2016, CMS’s bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures went into effect.  The CJR bundled payment program is mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System and located in the 67 selected Metropolitan Statistical Areas. This could have an effect on our SNF operators as patients are down streamed for recovery.

     On April 4, 2016, CMS announced the final 2017 payment rates for Medicare Advantage, with an expected average payment increase of 0.85%.  Changes in Medicare Advantage plan payments may indirectly affect our operators and tenants that contract with Medicare Advantage plans.

     On April 25, 2016, CMS published proposed rules regarding FY 2017 Medicare payment policies and rates for SNFs and IRFs.  Under the proposed SNF rule, CMS projects that aggregate payments to SNFs will increase by $800 million, or 2.1%, from payments in FY 2016.  Under the proposed IRF rule, CMS projects that aggregate payments to IRFs will increase by $125 million, or 1.6%, from payments in FY 2016.

     On April 26, 2016, CMS published a proposed rule regarding FY 2017 Medicare payment policies and rates for LTCHs.  As a result of the continuation of the phase-in of site neutral payment rates for specified cases in LTCHs, CMS projects FY 2017 Medicare payments to LTCHs would decrease by 6.9%, or approximately $355 million under the rule.  Payment rates would increase by 0.3% for cases that qualify for the higher standard LTCH Prospective Payment System rate.  The proposed rule would also implement a

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

     On June 16, 2016, CMS published a proposed rule that would update the requirements that hospitals and critical access hospitals (“CAHs”) must meet to participate in the Medicare and Medicaid programs.  The rule would apply new conditions of participation to such hospitals, including revisions to reduce readmissions, advance non-discrimination protections, increase infection control, and address other quality measures.  If finalized, these new conditions of participation may potentially increase the operating costs of our tenants and operators.

     On July 6, 2016, CMS issued a proposed rule regarding 2017 Medicare payment rates for Hospital Outpatient Departments (“HOPDs”) and Ambulatory Surgery Centers (“ASCs”).  CMS Estimates that updates in the proposed rule would increase HOPD payments by approximately 1.6% and ASC payments by 1.2% in 2017.  In addition, CMS proposes to implement section 603 of the Bipartisan Budget Act of 2015, which requires that, with the exception of dedicated emergency department services, services furnished in off-campus provider-based departments that began billing under the HOPD Prospective Payment System (“PPS”) on or after November 2, 2015 would no longer be paid under the HOPD PPS; instead, these services would be paid under other applicable Part B payment systems, including the Physician Fee Schedule (“PFS”), beginning January 1, 2017.  Specifically, CMS would pay physicians at the “nonfacility” PFS rate and there would be no payment made directly to the hospital by Medicare.

HHS Office of Inspector General Recommendations Addressing SNF Billing

     In the HHS, Office of Inspector General’s (“OIG’s”) April 2016 Compendium of Unimplemented Recommendations, OIG cited its prior September 2014 report addressing the need to reform the Medicare payment system for SNF services.  In response to its findings that Medicare payments for therapy greatly exceeded SNF’s costs for therapy, OIG recommended, among other things, that CMS evaluate the extent to which Medicare payment rates for therapy should be reduced.  Similarly, in May 2016, OIG issued a report finding that the improper payment rate for SNF claims increased by 4.10% in FY 2015 (compared to FY 2014) due to insufficient documentation.  If followed, these reports and recommendations may impact our tenants and operators.

Other Related Laws, Initiatives, and Considerations

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

     On March 9, 2016, CMS released SNF utilization and payment data around facility costs and services.  In its press release, CMS expressed concern that the amount of therapy provided for ultra-high and very high resource utilization groups is often very close to the minimum amount of minutes needed to qualify a patient for these categories.  CMS referred the issue to Recovery Auditor Contractors for further investigation.  On March 30, 2016, the Department of Justice launched 10 regional Elder Justice Task Forces to coordinate and enhance efforts to pursue nursing homes that provide grossly substandard care to their residents.  We cannot predict the extent to which increased monitoring and auditing activities by government agencies may impact our operators.

     On June 30, 2016, DOJ issued an interim rule increasing the penalties under the False Claims Act (“FCA”) from the current range of $5,500 to $11,000 per false claim, to a new range of $10,781 to $21,562.  The interim rule takes effect August 1, 2016, and applies to false claims made after November 2, 2015.

     Many of our operators and tenants are subject to federal and state privacy and security laws.  There have been increased enforcement efforts under these laws, and we expect this trend to continue.  Under the Health Information Technology for Economic and Clinical Health Act (“HITECH”), state attorney generals have the right to prosecute Health Insurance Portability and Accountability Act (“HIPAA”) violations committed against residents of their states, and several such actions have been brought to-date.  In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates.  On March 21, 2016, the HHS Office of Civil Rights announced the official start of the 2016 Phase 2 HIPAA

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Audit Program.  Enforcement actions may stem from these audits, including civil monetary penalty fines or monetary settlements, which may impact an operator’s ability to meet their financial obligations to us.

United Kingdom

Brexit

     On June 23, 2016, the United Kingdom (“UK”) held an “in-or-out referendum” on the UK’s membership of the European Union (“EU”), the result of which favored the exit of the UK from the EU (“Brexit”).  A process of negotiation will determine the future terms of the UK’s relationship with the EU which could take many forms. In the meantime, the UK remains a member of the EU. The potential impact of Brexit is currently unclear, but may include reduced economic growth and volatility, changes to the regulatory environment and uncertainty in the capital markets.  We cannot predict whether Brexit will have a material impact on our operators’ or tenants’ property or business.

National Minimum Wage

     In the July 2015, Budget the UK government announced that it would introduce the National Living Wage at a premium of 50 pence above the National Minimum Wage to take effect from April 2016.  The National Minimum Wage (Amendment) Regulations 2016 came into force on April 1, 2016 (“2016 Regulations”). The 2016 Regulations amend the Regulation of the National Minimum Wage Regulations 2015 to provide a National Living Wage rate of £7.20 an hour for workers aged 25 and over.  The current National Minimum Wage for adults of £6.70 will continue to apply for workers aged 21 to 24.  The 2016 Regulations also amend the National Minimum Wage Act 1998 by increasing the financial penalty payable by employers who underpay the National Minimum Wage from 100% to 200% of the underpayment due to each worker.  The maximum fine for non-payment will be £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years.

Privacy

     In the EU, data protection is governed by the EU Data Protection Directive 95/46/EC (the “Data Protection Directive”). The Data Protection Directive has been implemented in the UK by the Data Protection Act 1998 (the “Act”) which entered into force on March 2000 and is enforced by the Information Commissioner’s Office (“ICO”).

     A new EU General Data Protection Regulation will replace the Data Protection Directive and impose a significant number of new obligations including, among others, a requirement to appoint data protection officers, having detailed documentation on the processing of personal data, carrying out privacy impact assessments in certain circumstances, providing standardized data protection notices, reporting security breaches without undue delay, and providing certain rights to individuals such as a right of erasure of personal data.  The EU General Data Protection Regulation is expected to have significant enforcement powers with fines proposed by the European Commission of up to 4% of annual worldwide turnover or €20 million, whichever is greater.  The EU General Data Protection Regulation was adopted in May 2016 and will enter into force in EU Member States on May 25, 2018.  If the Regulation is adopted, we cannot predict whether it will have a material impact on our operators’ or tenants’ property or business.

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

     The B.C. Act also creates a separate regime for regulating “assisted living residences,” the definition of which changed in May 2016 to facilities providing one or more prescribed care services.

Quebec

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In Québec, retirement homes are regulated by the Act Respecting Health Services and Social Services and the Regulation required to obtain a certificate of compliance based on operating standards for a private seniors’ residence.  The required certificate of compliance is issued for a period of four years, is renewable and can only be validly transferred to another person with the written permission of the regional licensing agency.

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

	June 30, 2016		December 31, 2015
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$8,120,320	$(574,842)	$7,965,107	$(519,901)
Secured debt	2,657,077	(89,196)	2,757,123	(91,376)
Totals	$10,777,397	$(664,038)	$10,722,230	$(611,277)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At June 30, 2016, we had $2,207,045,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $22,070,000.  At December 31, 2015, we had $2,236,733,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,367,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2016, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $350,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2016		December 31, 2015
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$68,818	$2,731	$117,452	$1,915
Debt designated as hedges	1,581,879	13,000	1,728,979	13,000
Totals	$1,650,697	$15,731	$1,846,431	$14,915

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through April 30, 2016	-	$-
May 1, 2016 through May 31, 2016	107	70.30
June 1, 2016 through June 30, 2016	9,971	76.10
Totals	10,078	$76.04

(1) During the three months ended June 30, 2016, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

None.

Item 6. Exhibits

10.1            Credit Agreement dated as of May 13, 2016 by and among Welltower Inc., the lenders listed therein, KeyBank National Association, as administrative agent, L/C issuer and a swingline lender, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents, Deutsche Bank Securities Inc., as documentation agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as U.S. joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint book runners  (filed with the Securities and Exchange Commission as Exhibit 10.1 to the company’s Form 8-K filed May 16, 2016, and incorporated herein by reference thereto).

10.2            Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Securities and Exchange Commission as Exhibit 10.1 to the company’s Form 8-K filed May 10, 2016, and incorporated herein by reference thereto).*

10.3            Welltower Inc. 2016-2018 Long-Term Incentive Program.*

10.4            Transition Agreement, dated as of June 30, 2016, by and between Erin C. Ibele and Welltower Inc.*

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB   XBRL Taxonomy Extension Label Linkbase Document**

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document**

* **

Management Contract or Compensatory Plan or Arrangement

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: August 2, 2016	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2016	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2016	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)