Form 10-Q
period 2016-09-30
WELLTOWER INC.
filed 2016-11-02
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, the registrant had 362,531,659 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,603,590	$2,563,445
Buildings and improvements	25,671,913	25,522,542
Acquired lease intangibles	1,423,032	1,350,585
Real property held for sale, net of accumulated depreciation	913,157	169,950
Construction in progress	529,471	258,968
Gross real property owned	31,141,163	29,865,490
Less accumulated depreciation and amortization	(4,243,038)	(3,796,297)
Net real property owned	26,898,125	26,069,193
Real estate loans receivable	630,020	819,492
Net real estate investments	27,528,145	26,888,685
Other assets:
Investments in unconsolidated entities	479,382	542,281
Goodwill	68,321	68,321
Cash and cash equivalents	428,617	360,908
Restricted cash	83,137	61,782
Straight-line rent receivable	455,774	395,562
Receivables and other assets	812,963	706,306
Total other assets	2,328,194	2,135,160
Total assets	$29,856,339	$29,023,845

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$1,350,000	$835,000
Senior unsecured notes	8,688,585	8,548,055
Secured debt	3,317,933	3,509,142
Capital lease obligations	74,370	75,489
Accrued expenses and other liabilities	767,683	697,191
Total liabilities	14,198,571	13,664,877
Redeemable noncontrolling interests	393,530	183,083
Equity:
Preferred stock	1,006,250	1,006,250
Common stock	362,703	354,811
Capital in excess of par value	16,983,562	16,478,300
Treasury stock	(52,194)	(44,372)
Cumulative net income	4,454,180	3,725,772
Cumulative dividends	(7,816,492)	(6,846,056)
Accumulated other comprehensive income (loss)	(151,184)	(88,243)
Other equity	3,020	4,098
Total Welltower Inc. stockholders’ equity	14,789,845	14,590,560
Noncontrolling interests	474,393	585,325
Total equity	15,264,238	15,175,885
Total liabilities and equity	$29,856,339	$29,023,845

NOTE: The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
	Revenues:
	Rental income	$421,152	$409,290	$1,259,442	$1,185,502
	Resident fees and services	630,017	545,255	1,847,386	1,573,318
	Interest income	25,080	22,380	74,275	59,950
	Other income	2,884	2,072	21,735	11,572
	Total revenues	1,079,133	978,997	3,202,838	2,830,342
	Expenses:
	Interest expense	129,699	121,130	394,985	361,071
	Property operating expenses	473,680	408,703	1,382,148	1,183,519
	Depreciation and amortization	218,061	205,799	673,326	603,431
	General and administrative	36,828	36,950	122,434	110,562
	Transaction costs	19,842	9,333	33,207	70,379
	Loss (gain) on derivatives, net	(2,516)	-	(2,516)	(58,427)
	Loss (gain) on extinguishment of debt, net	-	584	9	34,872
	Impairment of assets	9,705	-	24,019	2,220
	Other expenses	-	-	3,161	10,583
	Total expenses	885,299	782,499	2,630,773	2,318,210

	Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	193,834	196,498	572,065	512,132
	Income tax (expense) benefit	305	3,344	2,543	(3,769)
	Income (loss) from unconsolidated entities	(1,749)	(2,631)	(7,528)	(18,231)
	Income (loss) from continuing operations	192,390	197,211	567,080	490,132

	Gain (loss) on real estate dispositions, net	162,351	2,046	163,881	249,002
	Net income	354,741	199,257	730,961	739,134
Less:	Preferred stock dividends	16,352	16,352	49,055	49,055
Less:	Net income (loss) attributable to noncontrolling interests(1)	3,479	862	2,553	4,666
	Net income (loss) attributable to common stockholders	$334,910	$182,043	$679,353	$685,413

	Average number of common shares outstanding:
	Basic	358,932	351,765	356,911	346,425
	Diluted	361,237	353,107	358,752	347,547

	Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.93	$0.52	$1.90	$1.98
	Net income (loss) attributable to common stockholders*	$0.93	$0.52	$1.90	$1.98

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.93	$0.52	$1.89	$1.97
	Net income (loss) attributable to common stockholders*	$0.93	$0.52	$1.89	$1.97

	Dividends declared and paid per common share	$0.86	$0.825	$2.58	$2.475

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$354,741	$199,257	$730,961	$739,134

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	5,908	(3,086)	(5,252)	(18,186)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges	401	462	1,371	(1,235)
Unrecognized actuarial gain (loss)	(2)	-	-	-
Foreign currency translation gain (loss)	516	(25,198)	(48,496)	(22,011)
Total other comprehensive income (loss)	6,823	(27,822)	(52,377)	(41,432)

Total comprehensive income (loss)	361,564	171,435	678,584	697,702
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	1,846	(14,271)	13,117	(19,416)
Total comprehensive income (loss) attributable to common stockholders	$359,718	$185,706	$665,467	$717,118

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended September 30, 2016
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$354,811	$16,478,300	$(44,372)	$3,725,772	$(6,846,056)	$(88,243)	$4,098	$585,325	$15,175,885
Comprehensive income:
Net income (loss)					728,408				7,363	735,771
Other comprehensive income							(62,941)		10,564	(52,377)
Total comprehensive income										683,394
Net change in noncontrolling interests			(45,765)						(128,859)	(174,624)
Amounts related to stock incentive plans, net of forfeitures		689	38,888	(7,822)				(1,285)		30,470
Proceeds from issuance of common stock		7,203	512,139							519,342

Option compensation expense								207		207
Cash dividends paid:
Common stock cash dividends						(921,381)				(921,381)
Preferred stock cash dividends						(49,055)				(49,055)
Balances at end of period	$1,006,250	$362,703	$16,983,562	$(52,194)	$4,454,180	$(7,816,492)	$(151,184)	$3,020	$474,393	$15,264,238

	Nine Months Ended September 30, 2015
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$328,835	$14,740,712	$(35,241)	$2,842,022	$(5,635,923)	$(77,009)	$5,507	$297,896	$13,473,049
Comprehensive income:
Net income (loss)					734,468				4,476	738,944
Other comprehensive income							(17,350)		(24,082)	(41,432)
Total comprehensive income										697,512
Net change in noncontrolling interests			(4,778)						213,792	209,014
Amounts related to stock incentive plans, net of forfeitures		125	21,855	(9,095)				(2,097)		10,788
Proceeds from issuance of common stock		22,733	1,618,349							1,641,082
Equity component of convertible debt		1,330	5,431							6,761
Option compensation expense								587		587
Cash dividends paid:
Common stock cash dividends						(852,563)				(852,563)
Preferred stock cash dividends						(49,055)				(49,055)
Balances at end of period	$1,006,250	$353,023	$16,381,569	$(44,336)	$3,576,490	$(6,537,541)	$(94,359)	$3,997	$492,082	$15,137,175

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income	$730,961	$739,134
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	673,326	603,431
Other amortization expenses	5,419	3,867
Impairment of assets	24,019	2,220
Stock-based compensation expense	20,618	25,655
Loss (gain) on derivatives, net	(2,516)	(58,427)
Loss (gain) on extinguishment of debt, net	9	34,872
Loss (income) from unconsolidated entities	7,528	18,231
Rental income in excess of cash received	(60,212)	(86,739)
Amortization related to above (below) market leases, net	362	2,863
Loss (gain) on sales of properties, net	(163,881)	(249,002)
Distributions by unconsolidated entities	473	435
Increase (decrease) in accrued expenses and other liabilities	71,797	42,759
Decrease (increase) in receivables and other assets	(35,557)	(42,975)
Net cash provided from (used in) operating activities	1,272,346	1,036,324

Investing activities:
Cash disbursed for acquisitions	(1,448,126)	(2,489,345)
Cash disbursed for capital improvements to existing properties	(141,200)	(122,640)
Cash disbursed for construction in progress	(325,372)	(165,311)
Capitalized interest	(12,109)	(6,311)
Investment in real estate loans receivable	(105,496)	(445,985)
Other investments, net of payments	(88,398)	(129,311)
Principal collected on real estate loans receivable	225,092	71,111
Contributions to unconsolidated entities	(41,747)	(139,295)
Distributions by unconsolidated entities	72,564	139,557
Proceeds from (payments on) derivatives	56,842	103,615
Decrease (increase) in restricted cash	(21,218)	10,512
Proceeds from sales of real property	538,032	667,761
Net cash provided from (used in) investing activities	(1,291,136)	(2,505,642)

Financing activities:
Net increase (decrease) under unsecured credit facilities	515,000	490,000
Proceeds from issuance of senior unsecured notes	693,560	743,407
Payments to extinguish senior unsecured notes	(400,000)	(534,546)
Net proceeds from the issuance of secured debt	193,541	222,612
Payments on secured debt	(471,898)	(469,455)
Net proceeds from the issuance of common stock	520,067	1,641,981
Decrease (increase) in deferred loan costs	(18,831)	(7,834)
Contributions by noncontrolling interests(1)	142,381	163,105
Distributions to noncontrolling interests(1)	(106,076)	(27,439)
Acquisitions of noncontrolling interests	-	(3,154)
Cash distributions to stockholders	(970,436)	(901,618)
Other financing activities	(1,119)	(27,114)
Net cash provided from (used in) financing activities	96,189	1,289,945
Effect of foreign currency translation on cash and cash equivalents	(9,690)	(2,311)
Increase (decrease) in cash and cash equivalents	67,709	(181,684)
Cash and cash equivalents at beginning of period	360,908	473,726
Cash and cash equivalents at end of period	$428,617	$292,042

Supplemental cash flow information:
Interest paid	$360,421	$334,511
Income taxes paid	7,070	11,489

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (“REIT”), owns interests in 1,464 properties in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the three months ended March 31, 2016, we determined that an immaterial portion of our noncontrolling interests related to a 2015 transaction was misclassified in permanent equity rather than temporary equity based on a redemption feature of the partnership agreement and we have corrected the $114,714,000 misclassification by recording the change in the consolidated statement of equity for the nine months ended September 30, 2016.  Operating results for the nine months ended September 30, 2016 are not necessarily an indication of the results that may be expected for the year ending December 31, 2016. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

    Triple-net Activity

		Nine Months Ended
	(In thousands)	September 30, 2016(1)	September 30, 2015
	Land and land improvements	$21,713	$64,655
	Buildings and improvements	220,274	727,946
	Acquired lease intangibles	2,876	3,888
	Restricted cash	-	6
	Receivables and other assets	-	60
	Total assets acquired	244,863	796,555
	Accrued expenses and other liabilities	(2,145)	(2,447)
	Total liabilities assumed	(2,145)	(2,447)
	Noncontrolling interests	(3,162)	-
	Non-cash acquisition related activity(2)	(51,733)	(2,780)
	Cash disbursed for acquisitions	187,823	791,328
	Construction in progress additions	133,611	96,403
Less:	Capitalized interest	(6,263)	(4,453)
	Foreign currency translation	(3,179)	73
	Cash disbursed for construction in progress	124,169	92,023
	Capital improvements to existing properties	21,447	35,042
	Total cash invested in real property, net of cash acquired	$333,439	$918,393

(1) Includes acquisitions with an aggregate purchase price of $183,547,000 for which the allocation of the purchase price consideration is preliminary and subject to change.

(2) For the nine months ended September 30, 2016, $45,044,000 relates to the acquisition of assets previously financed as real estate loans receivable and $6,630,000 previously financed as equity investments.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Operating Activity

		Nine Months Ended
	(In thousands)	September 30, 2016(1)	September 30, 2015
	Land and land improvements	$122,649	$98,444
	Building and improvements	1,108,195	1,229,017
	Acquired lease intangibles	90,771	74,091
	Restricted cash	137	5,567
	Receivables and other assets	2,179	23,928
	Total assets acquired(2)	1,323,931	1,431,047
	Secured debt	(49,381)	(234,597)
	Accrued expenses and other liabilities	(12,328)	(19,016)
	Total liabilities assumed	(61,709)	(253,613)
	Noncontrolling interests	(1,089)	(86,842)
	Non-cash acquisition related activity(3)	(17,477)	-
	Cash disbursed for acquisitions	1,243,656	1,090,592
	Construction in progress additions	139,160	39,493
Less:	Capitalized interest	(3,923)	(1,116)
	Foreign currency translation	(5,953)	(1,345)
	Cash disbursed for construction in progress	129,284	37,032
	Capital improvements to existing properties	84,444	61,911
	Total cash invested in real property, net of cash acquired	$1,457,384	$1,189,535

(1) Includes acquisitions with an aggregate purchase price of $1,194,765,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $135,000 and $3,390,000 of cash acquired during the nine months ended September 30, 2016 and 2015, respectively.
(3) Relates to the acquisition of assets previously financed as equity investments.

      Outpatient Medical Activity

		Nine Months Ended
	(In thousands)	September 30, 2016	September 30, 2015
	Land and land improvements	$1,466	$47,756
	Buildings and improvements	27,272	723,574
	Acquired lease intangibles	4,592	19,373
	Total assets acquired(1)	33,330	790,703
	Secured debt	-	(112,000)
	Accrued expenses and other liabilities	(1,670)	(2,743)
	Total liabilities assumed	(1,670)	(114,743)
	Noncontrolling interests	-	(68,535)
	Non-cash acquisition activity(2)	(15,013)	-
	Cash disbursed for acquisitions	16,647	607,425
	Construction in progress additions	81,843	38,919
Less:	Capitalized interest	(2,588)	(742)
	Accruals(3)	(7,336)	(1,921)
	Cash disbursed for construction in progress	71,919	36,256
	Capital improvements to existing properties	35,309	25,687
	Total cash invested in real property	$123,875	$669,368

(1) Excludes $0 and $4,372,000 of cash acquired during the nine months ended September 30, 2016 and 2015, respectively.
(2) Relates to an acquisition of assets previously financed as a real estate loan. Refer to Note 6 for additional information.
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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015
Development projects:
Triple-net	$24,535	$85,902
Seniors housing operating	-	19,869
Outpatient medical	44,113	16,592
Total development projects	68,648	122,363
Expansion projects	2,879	38,808
Total construction in progress conversions	$71,527	$161,171

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015
Assets:
In place lease intangibles	$1,272,177	$1,179,537
Above market tenant leases	62,544	67,529
Below market ground leases	62,257	80,224
Lease commissions	26,054	23,295
Gross historical cost	1,423,032	1,350,585
Accumulated amortization	(971,883)	(881,096)
Net book value	$451,149	$469,489

Weighted-average amortization period in years	14.0	13.4

Liabilities:
Below market tenant leases	$93,507	$93,089
Above market ground leases	8,107	7,907
Gross historical cost	101,614	100,996
Accumulated amortization	(51,727)	(46,048)
Net book value	$49,887	$54,948

Weighted-average amortization period in years	15.4	14.5

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Rental income related to above/below market tenant leases, net	$278	$(1,684)	$569	$(1,901)
Property operating expenses related to above/below market ground leases, net	(309)	(308)	(931)	(962)
Depreciation and amortization related to in place lease intangibles and lease commissions	(30,137)	(26,137)	(95,610)	(82,434)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

thousands):

	Assets	Liabilities
2016	$45,156	$1,810
2017	122,892	6,819
2018	70,566	6,234
2019	29,877	5,825
2020	22,830	5,344
Thereafter	159,828	23,855
Total	$451,149	$49,887

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions or the exercise of tenant purchase options.  Of our total sales proceeds, $27,803,000 was deposited in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.  During the nine months ended September 30, 2016 and 2015, we recorded impairment charges on certain held-for-sale triple-net properties as the fair values less estimated costs to sell exceeded our carrying values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015
Real estate dispositions:
Triple-net	$295,365	$246,116
Outpatient medical	78,786	166,919 (1)
Land parcels	-	5,724
Total dispositions	374,151	418,759
Gain (loss) on real estate dispositions, net	163,881	249,002
Proceeds from real estate dispositions	$538,032	$667,761

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$31,966	$36,626	$99,057	$113,950
Expenses:
Interest expense	4,939	7,282	16,697	23,594
Property operating expenses	1,476	1,695	4,411	4,944
Provision for depreciation	4,604	9,119	20,873	31,568
Total expenses	11,019	18,096	41,981	60,106
Income (loss) from real estate dispositions, net	$20,947	$18,530	$57,076	$53,844

6. Real Estate Loans Receivable

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2016			September 30, 2015
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$8,223	$-	$8,223	$392,278	$-	$392,278
Draws on existing loans	94,622	2,651	97,273	51,422	2,285	53,707
Net cash advances on real estate loans	102,845	2,651	105,496	443,700	2,285	445,985
Receipts on real estate loans receivable:
Loan payoffs	251,293	27,303	278,596	52,088	-	52,088
Principal payments on loans	6,553	-	6,553	19,023	-	19,023
Sub-total	257,846	27,303	285,149	71,111	-	71,111
Less: Non-cash activity	(45,044)	(15,013)	(60,057)	-	-	-
Net cash receipts on real estate loans	212,802	12,290	225,092	71,111	-	71,111
Net cash advances (receipts) on real estate loans	(109,957)	(9,639)	(119,596)	372,589	2,285	374,874
Change in balance due to foreign currency translation	(9,819)	-	(9,819)	(2,131)	-	(2,131)
Net change in real estate loans receivable	$(164,820)	$(24,652)	$(189,472)	$370,458	$2,285	$372,743

We recorded no provision for loan losses during the nine months ended September 30, 2016.  At September 30, 2016, we had no real estate loans with outstanding balances on non-accrual status and no allowances for loan losses were recorded.

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

	Percentage Ownership(1)	September 30, 2016	December 31, 2015
Triple-net	10% to 49%	$24,499	$36,351
Seniors housing operating	10% to 50%	447,987	499,537
Outpatient medical	43%	6,896	6,393
Total		$479,382	$542,281

(1) Excludes ownership of in-substance real estate.

     At September 30, 2016, the aggregate unamortized basis difference of our joint venture investments of $150,644,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use net operating income from continuing operations (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine month period ended September 30, 2016, excluding our share of NOI in unconsolidated entities (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	185	$293,406	16%
Sunrise Senior Living(3)	151	234,313	13%
Brookdale Senior Living	148	126,824	7%
Revera(3)	97	112,211	6%
Benchmark Senior Living	49	73,524	4%
Remaining portfolio	769	980,412	54%
Totals	1,399	$1,820,690	100%

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

9. Borrowings Under Credit Facilities and Related Items

     At September 30, 2016, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2016).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.43% at September 30, 2016). The applicable margin is based on certain of our debt ratings and was 0.90% at September 30, 2016.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at September 30, 2016.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance outstanding at quarter end(1)	$1,350,000	$490,000	$1,350,000	$490,000
Maximum amount outstanding at any month end	$1,560,000	$490,000	$1,560,000	$535,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$1,050,217	$298,370	$782,427	$402,619
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.44%	1.16%	1.35%	1.17%

(1) As of September 30, 2016, letters of credit in the aggregate amount of $45,335,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At September 30, 2016, the annual principal payments due on these debt obligations were as follows (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2016	$-	$76,773	$76,773
2017	450,000	556,774	1,006,774
2018	450,000	660,201	1,110,201
2019	605,000	425,991	1,030,991
2020(4)	678,746	176,860	855,606
Thereafter(5,6,7,8,9,10)	6,607,196	1,404,043	8,011,239
Totals	$8,790,942	$3,300,642	$12,091,584

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.23% to 6.5%.
(3) Annual interest rates range from 0.89% to 7.98%. Carrying value of the properties securing the debt totaled $5,844,048,000 at September 30, 2016.

(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $228,746,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2016).

(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $190,621,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2016).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (1.83% at September 30, 2016).

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (1.48% at September 30, 2016).

(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $715,825,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2016) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $650,750,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2016) of 4.5% senior unsecured notes due 2034.

(9) In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025. In October 2015, we issued an additional $500,000,000 of these notes under a re-opening of the offer.
(10) In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2016		September 30, 2015
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,645,758	4.237%	$7,817,154	4.385%
Debt issued	705,000	4.228%	750,000	4.000%
Debt extinguished	(400,000)	3.625%	(300,000)	6.200%
Debt redeemed	-	0.000%	(215,965)	3.000%
Foreign currency	(159,816)	4.443%	(76,649)	8.065%
Ending balance	$8,790,942	4.264%	$7,974,540	4.210%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2016		September 30, 2015
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,478,207	4.440%	$2,941,765	4.940%
Debt issued	193,541	3.053%	222,612	2.760%
Debt assumed	47,156	4.132%	339,929	3.340%
Debt extinguished	(416,009)	4.986%	(420,672)	4.270%
Foreign currency	53,636	3.631%	(89,154)	3.880%
Principal payments	(55,889)	4.478%	(48,783)	4.850%
Ending balance	$3,300,642	4.272%	$2,945,697	4.720%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2016, we were in compliance with all of the covenants under our debt agreements.

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

      Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $5,555,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the nine months ended September 30, 2016 and 2015, we settled certain net investment hedges generating cash proceeds of $56,842,000 and $103,615,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016	December 31, 2015
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$900,000	$1,175,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$72,000	$72,000
Denominated in Pounds Sterling	£63,000	£60,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$37,000	$47,000
Denominated in Pounds Sterling	£20,100	£-

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2016	2015	2016	2015

Gain (loss) on forward exchange contracts recognized in income	Interest expense	$3,420	$2,347	$4,789	$6,285

Loss (gain) on option exercise(1)	Loss (gain) on derivatives, net	-	-	-	(58,427)

(Gain) on release of cumulative translation adjustment related to ineffectiveness on net investment hedge	Loss (gain) on derivatives, net	(2,516)	-	(2,516)	-

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	53,421	174,239	229,256	208,854

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

12. Commitments and Contingencies

     At September 30, 2016, we had ten outstanding letter of credit obligations totaling $88,188,000 and expiring between 2016 and 2018.  At September 30, 2016, we had outstanding construction in progress of $529,471,000 and were committed to providing additional funds of approximately $515,980,000 to complete construction.  Purchase obligations include contingent purchase obligations totaling $18,566,000 which relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with Accounting Standards Codification (“ASC”) Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At September 30, 2016, we had operating lease obligations of $1,109,001,000 relating to certain ground leases and company office space and capital lease obligations of $95,018,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At September 30, 2016, aggregate future minimum rentals to be received under these noncancelable subleases totaled $74,069,000.

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2016	December 31, 2015
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	25,875,000
Outstanding shares	25,875,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	363,361,460	355,594,373
Outstanding shares	362,424,770	354,777,670

     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	2,935,950	70.28	206,334	206,334
2015 Option exercises	247,005	47.42	11,712	11,712
2015 Stock incentive plans, net of forfeitures	144,779		-	-
2015 Senior note conversions	1,330,474		-	-
2015 Totals	24,208,208		$1,694,071	$1,641,981

2016 Dividend reinvestment plan issuances	3,946,821	$70.51	$278,578	$278,297
2016 Option exercises	137,579	50.57	6,958	6,958
2016 Equity shelf program issuances	3,119,801	75.27	237,131	234,812
2016 Stock incentive plans, net of forfeitures	442,899		-	-
2016 Totals	7,647,100		$522,667	$520,067

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Per Share	Amount	Per Share	Amount
Common Stock	$2.5800	$921,381	$2.4750	$852,563
Series I Preferred Stock	2.4375	35,039	2.4375	35,039
Series J Preferred Stock	1.2189	14,016	1.2189	14,016
Totals		$970,436		$901,618

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)
Other comprehensive income before reclassification adjustments	(59,060)	(5,252)	-	11	(64,301)
Reclassification amount to net income	-	-	-	1,360 (1)	1,360
Net current-period other comprehensive income	(59,060)	(5,252)	-	1,371	(62,941)
Balance at September 30, 2016	$(144,544)	$(5,252)	$(1,343)	$(45)	$(151,184)

Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)
Other comprehensive income before reclassification adjustments	2,071	(18,186)	-	(2,625)	(18,740)
Reclassification amount to net income	-	-	-	1,390 (1)	1,390
Net current-period other comprehensive income	2,071	(18,186)	-	(1,235)	(17,350)
Balance at September 30, 2015	$(72,699)	$(18,186)	$(1,589)	$(1,885)	$(94,359)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $5,401,000 and $20,618,000 for the three and nine months ended September 30, 2016, respectively, and $5,477,000 and $25,655,000 for the same periods in 2015.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$334,910	$182,043	$679,353	$685,413

Denominator for basic earnings per
share - weighted average shares	358,932	351,765	356,911	346,425
Effect of dilutive securities:
Employee stock options	128	114	119	155
Non-vested restricted shares	526	607	414	498
Redeemable shares	1,651	621	1,308	207
Convertible senior unsecured notes	-	-	-	262
Dilutive potential common shares	2,305	1,342	1,841	1,122
Denominator for diluted earnings per
share - adjusted weighted average shares	361,237	353,107	358,752	347,547

Basic earnings per share	$0.93	$0.52	$1.90	$1.98
Diluted earnings per share	$0.93	$0.52	$1.89	$1.97

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

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$498,993	$525,400	$635,492	$663,501
Other real estate loans receivable	131,027	132,999	184,000	185,693
Available-for-sale equity investments	17,527	17,527	22,779	22,779
Cash and cash equivalents	428,617	428,617	360,908	360,908
Foreign currency forward contracts	130,454	130,454	129,520	129,520

Financial liabilities:
Borrowings under unsecured credit facilities	$1,350,000	$1,350,000	$835,000	$835,000
Senior unsecured notes	8,688,585	9,823,661	8,548,055	9,020,529
Secured debt	3,317,933	3,509,792	3,509,142	3,678,564
Foreign currency forward contracts	615	615	-	-

Redeemable OP unitholder interests	$123,446	$123,446	$112,029	$112,029

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2016
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$17,527	$17,527	$-	$-
Foreign currency forward contracts, net(2)	129,839	-	129,839	-
Redeemable OP unitholder interests	123,446	-	123,446	-
Totals	$270,812	$17,527	$253,285	$-

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis.  As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed in business combinations (see Note 3) and asset impairments (if applicable, see Note 5 for impairments of real property and Note 6 for impairments of loans receivable). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.  We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above.  We estimate the fair value of secured debt assumed in business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.

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

     Summary information for the reportable segments is as follows for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$286,226	$-	$134,926	$-	$421,152
Resident fees and services	-	630,017	-	-	630,017
Interest income	23,017	1,054	1,009	-	25,080
Other income	1,621	716	358	189	2,884
Total revenues	310,864	631,787	136,293	189	1,079,133

Property operating expenses	-	432,292	41,388	-	473,680
Net operating income from continuing operations	310,864	199,495	94,905	189	605,453

Interest expense	985	39,927	3,986	84,801	129,699
Loss (gain) on derivatives, net	-	-	-	(2,516)	(2,516)
Depreciation and amortization	74,296	97,210	46,555	-	218,061
General and administrative	-	-	-	36,828	36,828
Transaction costs	1,613	18,083	146	-	19,842
Impairment of assets	5,070	-	4,635	-	9,705
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	228,900	44,275	39,583	(118,924)	193,834
Income tax expense	(896)	515	417	269	305
(Loss) income from unconsolidated entities	1,998	(3,891)	144	-	(1,749)
Income (loss) from continuing operations	230,002	40,899	40,144	(118,655)	192,390
Gain (loss) on real estate dispositions, net	163,579	-	(1,228)	-	162,351
Net income (loss)	$393,581	$40,899	$38,916	$(118,655)	$354,741

Total assets	$11,988,519	$12,580,092	$4,899,012	$388,716	$29,856,339

Three Months Ended September 30, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$277,614	$-	$131,676	$-	$409,290
Resident fees and services	-	545,255	-	-	545,255
Interest income	19,454	1,054	1,872	-	22,380
Other income	969	772	309	22	2,072
Total revenues	298,037	547,081	133,857	22	978,997

Property operating expenses	-	368,050	40,653	-	408,703
Net operating income from continuing operations	298,037	179,031	93,204	22	570,294

Interest expense	11,347	30,990	6,811	71,982	121,130
Depreciation and amortization	72,589	87,306	45,904	-	205,799
General and administrative	-	-	-	36,950	36,950
Transaction costs	1,865	7,630	(162)	-	9,333
Loss (gain) on extinguishment of debt, net	(139)	-	-	723	584
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	212,375	53,105	40,651	(109,633)	196,498
Income tax expense	87	3,237	154	(134)	3,344
(Loss) income from unconsolidated entities	2,851	(5,629)	147	-	(2,631)
Income (loss) from continuing operations	215,313	50,713	40,952	(109,767)	197,211
Gain (loss) on real estate dispositions, net	2,155	-	(109)	-	2,046
Net income (loss)	$217,468	$50,713	$40,843	$(109,767)	$199,257

Nine Months Ended September 30, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$857,184	$-	$402,258	$-	$1,259,442
Resident fees and services	-	1,847,386	-	-	1,847,386
Interest income	67,842	3,126	3,307	-	74,275
Other income	4,317	11,889	4,824	705	21,735
Total revenues	929,343	1,862,401	410,389	705	3,202,838

Property operating expenses	-	1,259,182	122,966	-	1,382,148
Net operating income from continuing operations	929,343	603,219	287,423	705	1,820,690

Interest expense	8,608	123,445	15,132	247,800	394,985
Loss (gain) on derivatives, net	-	-	-	(2,516)	(2,516)
Depreciation and amortization	229,906	301,354	142,066	-	673,326
General and administrative	-	-	-	122,434	122,434
Transaction costs	5,760	25,259	2,188	-	33,207
Loss (gain) on extinguishment of debt, net	97	(88)	-	-	9
Impairment of assets	19,384	-	4,635	-	24,019
Other expenses	-	-	-	3,161	3,161
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	665,588	153,249	123,402	(370,174)	572,065
Income tax expense	(1,425)	5,304	(59)	(1,277)	2,543
(Loss) income from unconsolidated entities	8,097	(15,713)	88	-	(7,528)
Income (loss) from continuing operations	672,260	142,840	123,431	(371,451)	567,080
Gain (loss) on real estate dispositions, net	165,109	-	(1,228)	-	163,881
Net income (loss)	$837,369	$142,840	$122,203	$(371,451)	$730,961

Nine Months Ended September 30, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$812,179	$-	$373,323	$-	$1,185,502
Resident fees and services	-	1,573,318	-	-	1,573,318
Interest income	52,343	3,126	4,481	-	59,950
Other income	5,823	5,001	665	83	11,572
Total revenues	870,345	1,581,445	378,469	83	2,830,342

Property operating expenses	-	1,067,127	116,392	-	1,183,519
Net operating income from continuing operations	870,345	514,318	262,077	83	1,646,823

Interest expense	21,083	104,283	21,192	214,513	361,071
Loss (gain) on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	212,537	252,785	138,109	-	603,431
General and administrative	-	-	-	110,562	110,562
Transaction costs	45,615	23,610	1,154	-	70,379
Loss (gain) on extinguishment of debt, net	10,096	-	-	24,776	34,872
Impairment of assets	2,220	-	-	-	2,220
Other expenses	-	-	-	10,583	10,583
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	637,221	133,640	101,622	(360,351)	512,132
Income tax expense	(2,617)	(745)	460	(867)	(3,769)
(Loss) income from unconsolidated entities	5,697	(26,785)	2,857	-	(18,231)
Income (loss) from continuing operations	640,301	106,110	104,939	(361,218)	490,132
Gain (loss) on real estate dispositions, net	56,251	-	192,751	-	249,002
Net income (loss)	$696,552	$106,110	$297,690	$(361,218)	$739,134

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for our operations for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$874,050	81.0%	$793,429	81.0%	$2,581,533	80.7%	$2,309,596	81.6%
United Kingdom	95,068	8.8%	106,372	10.9%	295,203	9.1%	301,718	10.7%
Canada	110,015	10.2%	79,196	8.1%	326,102	10.2%	219,028	7.7%
Total	$1,079,133	100.0%	$978,997	100.0%	$3,202,838	100.0%	$2,830,342	100.0%

	As of
	September 30, 2016		December 31, 2015
Assets:	Amount	%	Amount	%
United States	$24,600,436	82.4%	$25,995,793	89.6%
United Kingdom	2,715,817	9.1%	1,741,973	6.0%
Canada	2,540,086	8.5%	1,286,079	4.4%
Total	$29,856,339	100.0%	$29,023,845	100.0%

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

     Income taxes reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The provision for income taxes for the three and nine months ended September 30, 2016 and 2015, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2012 and subsequent years and by state taxing authorities for the year ended December 31, 2011 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue &

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Customs for periods subsequent to our initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

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

	September 30, 2016	December 31, 2015
Assets
Net real property owned	$997,442	$453,889
Cash and cash equivalents	11,124	8,759
Receivables and other assets	13,436	8,082
Total assets(1)	$1,022,002	$470,730

Liabilities and equity
Secured debt	$450,944	$147,021
Accrued expenses and other liabilities	15,460	7,732
Redeemable noncontrolling interests	77,034	70,090
Total equity	478,564	245,887
Total liabilities and equity	$1,022,002	$470,730

(1) Note that assets of the consolidated variable interest entities can only be used to settle obligations relating to such variable interest entities.  Liabilities of the consolidated variable interest entities represent claims against the specific assets of the variable interest entities.

20. Subsequent Events

     On November 1, 2016, we completed a disposition of properties leased to Genesis Healthcare generating approximately $1.1 billion in proceeds.  These assets did not meet held for sale classification at September 30, 2016 due to the execution risk associated with the transaction.

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2016 Key Performance Indicators, Trends and Uncertainties Corporate Governance	28 28 29 29 30 32

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	33 33 34 34

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	35 35 37 39 42

OTHER

Non-GAAP Financial Measures Other Disclosures Critical Accounting Policies	43 48 53
Cautionary Statement Regarding Forward-Looking Statements	54

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

     The following table summarizes our consolidated portfolio for the three months ended September 30, 2016 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$310,864	51.3%	735
Seniors housing operating	199,495	33.0%	405
Outpatient medical	94,905	15.7%	259
Totals	$605,264	100.0%	1,399

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the nine months ended September 30, 2016, rental income and resident fees and services represented 39% and 58%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At September 30, 2016, we had $428,617,000 of cash and cash equivalents, $83,137,000 of restricted cash and $1,604,665,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy.  For the 21 months ended September 30, 2016, we raised $4,492,991,000 in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported pro rata gross new investments of $4,819,684,000 during 2015 and $2,129,447,000 during the nine months ended September 30, 2016.  We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2016

     Capital.   In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026, generating approximately $688,560,000 of net proceeds.  In May 2016, we closed on a new primary unsecured credit facility that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility plus an option to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The facility also allows us to borrow up to $1,000,000,000 in alternate currencies.  Based on our current credit ratings, the unsecured revolving credit facility is priced at 0.90% over LIBOR with a 0.15% annual facility fee and the unsecured term credit facilities are priced at 0.95% over LIBOR for the U.S. tranche and CDOR for the Canadian tranche.  The unsecured term credit facilities mature on May 13, 2021 and the unsecured revolving credit facility matures on May 13, 2020. The unsecured revolving credit facility can be extended for two successive terms of six months each at our option.  During the nine months ended September 30, 2016, we raised $513,109,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the nine months ended September 30, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	9	$230,416	7.3%	$244,863
Seniors housing operating	22	1,274,654	6.2%	1,323,931
Outpatient medical	2	32,650	6.3%	33,330
Totals	33	$1,537,720	6.3%	$1,602,124

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

     Dispositions.  The following summarizes property dispositions made during the nine months ended September 30, 2016 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	43	$482,113	8.0%	$295,365
Outpatient medical	7	80,300	7.9%	78,786
Totals	50	$562,413	8.0%	$374,151

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.44 per common share ($0.86 per share quarterly), as compared to $3.30 per common share for 2015, beginning in February 2016.  The dividend declared for the quarter ended September 30, 2016 represents the 182nd consecutive quarterly dividend payment.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2015	2015	2015	2015	2016	2016	2016
Net income (loss) attributable to common stockholders	$190,799	$312,573	$182,043	$132,931	$148,969	$195,474	$334,910
Funds from operations attributable to common stockholders	344,250	340,588	392,295	332,509	391,264	416,974	401,870
Net operating income from continuing operations	517,716	558,815	570,294	590,746	597,414	617,825	605,453
Same store net operating income	427,764	441,492	440,517	436,884	440,614	453,362	441,677

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.56	$0.89	$0.52	$0.37	$0.42	$0.54	$0.93
Funds from operations attributable to common stockholders	1.02	0.97	1.11	0.94	1.10	1.16	1.11

     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and IRC section 1031 deposits. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) which is discussed in further detail, and reconciled to net income, below in “Non-GAAP Financial Measures.” Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2015	2015	2015	2015	2016	2016	2016

Net debt to book capitalization ratio	42%	43%	42%	45%	45%	45%	45%
Net debt to undepreciated book
capitalization ratio	37%	38%	37%	40%	40%	39%	40%
Net debt to market capitalization ratio	27%	31%	30%	33%	32%	30%	31%

Interest coverage ratio	4.21x	5.32x	4.39x	3.88x	3.85x	4.21x	5.24x
Fixed charge coverage ratio	3.34x	4.19x	3.45x	3.06x	3.06x	3.34x	4.17x

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2015	2015	2015	2015	2016	2016	2016
Property mix:(1)
Triple-net	55%	54%	54%	52%	52%	50%	51%
Seniors housing operating	30%	32%	31%	32%	32%	34%	33%
Outpatient medical	15%	14%	15%	16%	16%	16%	16%

Relationship mix:(1)
Genesis Healthcare	17%	17%	17%	16%	17%	16%	16%
Sunrise Senior Living(2)	14%	14%	14%	13%	13%	14%	12%
Brookdale Senior Living	8%	7%	7%	7%	7%	7%	7%
Revera(2)	4%	5%	5%	6%	6%	6%	6%
Benchmark Senior Living	4%	5%	5%	4%	4%	4%	4%
Remaining relationships	53%	52%	52%	54%	53%	53%	55%

Geographic mix:(1)
California	10%	9%	10%	9%	10%	10%	10%
New Jersey	8%	8%	8%	8%	8%	8%	8%
United Kingdom	8%	10%	10%	9%	9%	8%	7%
Canada	5%	6%	6%	7%	7%	7%	7%
Pennsylvania	6%	6%	7%	7%	7%	7%	7%
Remaining geographic areas	63%	61%	59%	60%	59%	60%	61%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Revera owns a controlling interest in Sunrise Senior Living.

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2016 (dollars in thousands):

	Expiration Year
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Thereafter

Triple-net:
Properties	-	30	56	1	14	12	7	4	5	61	458
Base rent(1)	$0	$12,936	$42,329	$1,267	$17,300	$24,873	$7,272	$4,175	$10,938	$72,833	$853,202
% of base rent	0.0%	1.2%	4.0%	0.1%	1.7%	2.4%	0.7%	0.4%	1.0%	7.0%	81.5%
Units/beds	-	1,165	3,655	123	1,225	2,289	690	317	762	4,538	50,554
% of Units/beds	0.0%	1.8%	5.6%	0.2%	1.9%	3.5%	1.1%	0.5%	1.2%	6.9%	77.4%

Outpatient medical:
Square feet	218,745	1,069,927	943,335	1,167,571	1,259,403	1,413,300	2,213,269	1,161,666	1,451,074	612,093	4,292,345
Base rent(1)	$6,789	$27,136	$24,681	$30,328	$32,599	$37,764	$46,782	$28,693	$39,069	$17,604	$103,826
% of base rent	1.7%	6.9%	6.2%	7.7%	8.2%	9.6%	11.8%	7.3%	9.9%	4.5%	26.4%
Leases	104	283	264	290	252	245	197	171	104	76	227
% of Leases	4.7%	12.8%	11.9%	13.1%	11.4%	11.1%	8.9%	7.7%	4.7%	3.4%	10.3%

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

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015	$	%

Cash and cash equivalents at beginning of period	$360,908	$473,726	$(112,818)	-24%
Cash provided from (used in) operating activities	1,272,346	1,036,324	236,022	23%
Cash provided from (used in) investing activities	(1,291,136)	(2,505,642)	1,214,506	-48%
Cash provided from (used in) financing activities	96,189	1,289,945	(1,193,756)	-93%
Effect of foreign currency translation	(9,690)	(2,311)	(7,379)	319%
Cash and cash equivalents at end of period	$428,617	$292,042	$136,575	47%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions.  Please see “Results of Operations” for further discussion. For the nine months ended September 30, 2016 and 2015, cash flow provided from operations exceeded cash distributions to stockholders.

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

	Nine Months Ended		Change
	September 30,	September 30,
	2016	2015	$	%
New development	$325,372	$165,311	$160,061	97%
Recurring capital expenditures, tenant improvements and lease commissions	48,055	13,650	34,405	252%
Renovations, redevelopments and other capital improvements	93,145	108,990	(15,845)	-15%
Total	$466,572	$287,951	$178,621	62%

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

Off-Balance Sheet Arrangements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     At September 30, 2016, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At September 30, 2016, we had ten outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Unsecured revolving credit facility(1)	$1,350,000	$-	$-	$-	$1,350,000
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,500,000	-	900,000	1,050,000	4,550,000
Pounds Sterling senior unsecured notes(3)	1,366,575	-	-	-	1,366,575
Canadian Dollar senior unsecured notes(3)	228,746	-	-	228,746	-
U.S. Dollar term credit facility	505,000	-	-	5,000	500,000
Canadian Dollar term credit facility(3)	190,621	-	-	-	190,621
Secured debt:(2,3)
Consolidated	3,300,642	76,773	1,216,975	602,851	1,404,043
Unconsolidated	528,689	11,396	45,275	28,234	443,784
Contractual interest obligations:(4)
Unsecured revolving credit facility	101,290	4,823	38,587	38,587	19,293
Senior unsecured notes and term loans(3)	3,573,642	138,537	726,263	642,106	2,066,736
Consolidated secured debt(3)	593,684	35,886	221,205	134,392	202,201
Unconsolidated secured debt(3)	144,640	4,662	36,694	33,922	69,362
Capital lease obligations(5)	95,018	1,183	9,409	8,506	75,920
Operating lease obligations(5)	1,109,001	4,222	34,098	34,163	1,036,518
Purchase obligations(5)	534,546	61,695	471,538	830	483
Other long-term liabilities(6)	4,548	369	2,950	1,229	-
Total contractual obligations	$20,126,642	$339,546	$3,702,994	$2,808,566	$13,275,536

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

Capital Structure

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2016, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     On May 1, 2015, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan under which we may issue up to 15,000,000 shares of common stock. As of October 31, 2016, 7,861,039 shares of common stock

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of October 31, 2016, we had $171,757,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	Amount	%	2016	2015	Amount	%
Net income (loss) attributable to common stockholders	$334,910	$182,043	$152,867	84%	$679,353	$685,413	$(6,060)	-1%
Funds from operations attributable to common stockholders	401,870	392,295	9,575	2%	1,210,108	1,077,132	132,976	12%
EBITDA	702,196	522,842	179,354	34%	1,796,729	1,707,405	89,324	5%
Net operating income from continuing operations (NOI)	605,453	570,294	35,159	6%	1,820,690	1,646,823	173,867	11%
Same store NOI	441,677	440,517	1,160	0%	1,335,651	1,309,770	25,881	2%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.93	$0.52	$0.41	79%	$1.89	$1.97	$(0.08)	-4%
Funds from operations attributable to common stockholders	$1.11	$1.11	$-	0%	$3.37	$3.10	$0.27	9%

Interest coverage ratio	5.24x	4.39x	0.85x	19%	4.43x	4.64x	-0.21x	-5%
Fixed charge coverage ratio	4.17x	3.45x	0.72x	21%	3.52x	3.67x	-0.15x	-4%

Triple-net

          The following is a summary of our NOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	$	%	2016	2015	$	%
SSNOI(1)	$210,622	$206,645	$3,977	2%	$628,896	$613,984	$14,912	2%
Non-cash NOI attributable to same store properties(1)	20,874	24,676	(3,802)	-15%	65,505	73,964	(8,459)	-11%
NOI attributable to non same store properties(2)	79,368	66,716	12,652	19%	234,942	182,397	52,545	29%
NOI	$310,864	$298,037	$12,827	4%	$929,343	$870,345	$58,998	7%

(1) Change is due to increases in cash NOI and decreases in non-cash NOI (described below) related to 569 same store properties.
(2) Change is primarily due to the acquisition of 80 properties and the conversion of 21 construction projects into revenue-generating properties subsequent to January 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     During the nine months ended September 30, 2016, we reclassified four properties previously classified in the triple-net segment to the outpatient medical segment.  Accordingly, the information has been reclassified to conform to the current presentation for all periods presented.  The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$286,226	$277,614	$8,612	3%	$857,184	$812,179	$45,005	6%
Interest income	23,017	19,454	3,563	18%	67,842	52,343	15,499	30%
Other income	1,621	969	652	67%	4,317	5,823	(1,506)	-26%
Total revenues	310,864	298,037	12,827	4%	929,343	870,345	58,998	7%
Net operating income from continuing operations (NOI)	310,864	298,037	12,827	4%	929,343	870,345	58,998	7%
Other expenses:
Interest expense	985	11,347	(10,362)	-91%	8,608	21,083	(12,475)	-59%
Loss (gain) on derivatives, net	-	-	-	n/a	-	(58,427)	58,427	-100%
Depreciation and amortization	74,296	72,589	1,707	2%	229,906	212,537	17,369	8%
Transaction costs	1,613	1,865	(252)	-14%	5,760	45,615	(39,855)	-87%
Loss (gain) on extinguishment of debt, net	-	(139)	139	-100%	97	10,096	(9,999)	-99%
Impairment of assets	5,070	-	5,070	n/a	19,384	2,220	17,164	773%
Total other expenses	81,964	85,662	(3,698)	-4%	263,755	233,124	30,631	13%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	228,900	212,375	16,525	8%	665,588	637,221	28,367	4%
Income tax benefit (expense)	(896)	87	(983)	n/a	(1,425)	(2,617)	1,192	-46%
Income (loss) from unconsolidated entities	1,998	2,851	(853)	-30%	8,097	5,697	2,400	42%
Income from continuing operations	230,002	215,313	14,689	7%	672,260	640,301	31,959	5%
Gain (loss) on real estate dispositions, net(1)	163,579	2,155	161,424	7,491%	165,109	56,251	108,858	194%
Net income	393,581	217,468	176,113	81%	837,369	696,552	140,817	20%
Less: Net income (loss) attributable to noncontrolling interests	926	526	400	76%	1,357	1,528	(171)	-11%
Net income attributable to common stockholders	$392,655	$216,942	$175,713	81%	$836,012	$695,024	$140,988	20%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2016, we had no lease renewals but we had 36 leases with rental rate increasers ranging from 0.01% to 0.43% in our triple-net portfolio. The change in interest income is due to a higher loan volume in the current year, which includes two first mortgage loans to Genesis Healthcare.  The decrease in other income is due to the receipt of an early prepayment fee in 2015 related to a real estate loan receivable.

    During the nine months ended September 30, 2016, we completed one triple-net construction project totaling $24,535,000 or $310,569 per bed/unit and one expansion project totaling $2,879,000.   The following is a summary of triple-net construction projects pending as of September 30, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Edmond, OK	142	$27,300	$21,169	4Q16
Carrollton, TX	104	21,800	17,823	4Q16
Lititz, PA	80	15,200	9,869	4Q16
Raleigh, NC	225	93,000	73,561	1Q17
Tulsa, OK	145	28,500	15,264	1Q17
Lancaster, PA	80	15,875	9,456	1Q17
Livingston, NJ	120	51,440	31,008	2Q17
Piscataway, NJ	124	40,800	30,769	2Q17
Bracknell, England	64	14,380	8,994	2Q17
Alexandria, VA	116	60,156	16,966	1Q18
	1,200	$368,451	$234,879

     Interest expense for the nine months ended September 30, 2016 and 2015 represents secured debt interest expense and gains and losses on forward exchange contracts.  The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$460,269	5.509%	$545,207	5.556%	$554,014	5.488%	$670,769	5.337%
Debt extinguished	(14,565)	5.865%	(20,338)	6.306%	(107,577)	5.028%	(132,545)	4.695%
Foreign currency	(503)	5.428%	(6,155)	5.316%	4,550	5.303%	(13,011)	5.316%
Principal payments	(2,514)	5.608%	(3,046)	5.566%	(8,300)	5.635%	(9,545)	5.669%
Ending balance	$442,687	5.515%	$515,668	5.526%	$442,687	5.515%	$515,668	5.526%

Monthly averages	$455,044	5.511%	$520,244	5.541%	$498,934	5.496%	$549,861	5.528%

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

Changes in the gain on sales of properties are related to property sales which totaled 43 and 23 for the nine months ended September 30, 2016 and 2015, respectively.  During the nine months ended September 30, 2016 and 2015, we recorded impairment charges on certain held-for-sale triple-net properties as the fair values less estimated costs to sell exceeded our carrying values.

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	$	%	2016	2015	$	%
SSNOI(1)	$155,578	$160,227	$(4,649)	-3%	$481,636	$474,921	$6,715	1%
Non-cash NOI attributable to same store properties	(1,269)	(250)	(1,019)	408%	(1,759)	(754)	(1,005)	133%
NOI attributable to non same store properties(2)	45,186	19,054	26,132	137%	123,342	40,151	83,191	207%
NOI	$199,495	$179,031	$20,464	11%	$603,219	$514,318	$88,901	17%

(1) Relates to 298 same store properties.
(2) Change is primarily due to the acquisition of 104 properties subsequent to January 1, 2015 and one development property.

     The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	$	%	2016	2015	$	%
Revenues:
Resident fees and services	$630,017	$545,255	$84,762	16%	$1,847,386	$1,573,318	$274,068	17%
Interest income	1,054	1,054	-	0%	3,126	3,126	-	0%
Other income	716	772	(56)	-7%	11,889	5,001	6,888	138%
Total revenues	631,787	547,081	84,706	15%	1,862,401	1,581,445	280,956	18%
Property operating expenses	432,292	368,050	64,242	17%	1,259,182	1,067,127	192,055	18%
Net operating income from continuing operations (NOI)	199,495	179,031	20,464	11%	603,219	514,318	88,901	17%
Other expenses:
Interest expense	39,927	30,990	8,937	29%	123,445	104,283	19,162	18%
Depreciation and amortization	97,210	87,306	9,904	11%	301,354	252,785	48,569	19%
Transaction costs	18,083	7,630	10,453	137%	25,259	23,610	1,649	7%
Loss (gain) on extinguishment of debt, net	-	-	-	n/a	(88)	-	(88)	n/a
Total other expenses	155,220	125,926	29,294	23%	449,970	380,678	69,292	18%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	44,275	53,105	(8,830)	-17%	153,249	133,640	19,609	15%
Income tax benefit (expense)	515	3,237	(2,722)	-84%	5,304	(745)	6,049	-812%
Income (loss) from unconsolidated entities	(3,891)	(5,629)	1,738	-31%	(15,713)	(26,785)	11,072	-41%
Net income (loss)	40,899	50,713	(9,814)	-19%	142,840	106,110	36,730	35%
Less: Net income (loss) attributable to noncontrolling interests	1,556	(679)	2,235	n/a	1,739	2,114	(375)	-18%
Net income (loss) attributable to common stockholders	$39,343	$51,392	$(12,049)	-23%	$141,101	$103,996	$37,105	36%

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

     During the nine month period ended September 30, 2016, we did not complete any construction projects.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of September 30, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units	Commitment	Balance	Est. Completion
Camberley, UK	102	$24,599	$22,776	4Q16
Bushey, UK	95	51,547	16,173	2Q18
Chertsey, UK	94	40,257	15,585	3Q18
	291	$116,403	54,534
New York, NY	Project in planning stage		122,571
Total			$177,105

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

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,393,628	3.923%	$1,827,123	4.353%	$2,290,552	3.958%	$1,654,531	4.422%
Debt issued	31,549	3.036%	85,811	2.623%	193,541	3.053%	222,612	2.759%
Debt assumed	47,156	4.132%	22,032	4.995%	47,156	4.132%	227,929	4.075%
Debt extinguished	(29,724)	3.655%	(79,981)	3.478%	(121,337)	3.609%	(199,946)	3.507%
Foreign currency	(7,980)	3.394%	(44,360)	3.588%	49,086	3.476%	(76,146)	3.639%
Principal payments	(12,326)	3.860%	(9,375)	4.217%	(36,695)	3.908%	(27,730)	4.209%
Ending balance	$2,422,303	3.926%	$1,801,250	4.335%	$2,422,303	3.926%	$1,801,250	4.335%

Monthly averages	$2,413,116	3.910%	$1,792,576	4.346%	$2,371,211	3.940%	$1,754,706	4.376%

     Transaction costs fluctuate based on the volume of acquisitions in a year. For the current year, transaction costs are higher because of increased acquisition volume.  The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to depreciation and amortization of short-lived intangible assets and the timing of additional investments in unconsolidated entities.

Outpatient Medical

     The following is a summary of our NOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	$	%	2016	2015	$	%
SSNOI(1)	$75,477	$73,645	$1,832	2%	$225,119	$220,865	$4,254	2%
Non-cash NOI attributable to same store properties(1)	1,462	2,116	(654)	-31%	4,439	6,418	(1,979)	-31%
NOI attributable to non same store properties(2)	17,966	17,443	523	3%	57,865	34,794	23,071	66%
NOI	$94,905	$93,204	$1,701	2%	$287,423	$262,077	$25,346	10%

(1) Relates to 219 same store properties.
(2) Change is primarily due to acquisitions of 17 properties and conversions of construction projects into three revenue-generating properties subsequent to January 1, 2015.

      During the nine months ended September 30, 2016, we reclassified four properties previously classified in the triple-net segment to the outpatient medical segment.  Accordingly, the information has been reclassified to conform to the current presentation for all periods presented.  The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	$	%	2016	2015	$	%
Revenues:
Rental income	$134,926	$131,676	$3,250	2%	$402,258	$373,323	$28,935	8%
Interest income	1,009	1,872	(863)	-46%	3,307	4,481	(1,174)	-26%
Other income	358	309	49	16%	4,824	665	4,159	625%
Total revenues	136,293	133,857	2,436	2%	410,389	378,469	31,920	8%
Property operating expenses	41,388	40,653	735	2%	122,966	116,392	6,574	6%
Net operating income from continuing operations (NOI)	94,905	93,204	1,701	2%	287,423	262,077	25,346	10%
Other expenses:
Interest expense	3,986	6,811	(2,825)	-41%	15,132	21,192	(6,060)	-29%
Depreciation and amortization	46,555	45,904	651	1%	142,066	138,109	3,957	3%
Transaction costs	146	(162)	308	n/a	2,188	1,154	1,034	90%
Impairment of assets	4,635	-	4,635	n/a	4,635	-	4,635	n/a
Total other expenses	55,322	52,553	2,769	5%	164,021	160,455	3,566	2%
Income from continuing operations before income taxes and income from unconsolidated entities	39,583	40,651	(1,068)	-3%	123,402	101,622	21,780	21%
Income tax (expense) benefit	417	154	263	171%	(59)	460	(519)	n/a
Income from unconsolidated entities	144	147	(3)	-2%	88	2,857	(2,769)	-97%
Income from continuing operations	40,144	40,952	(808)	-2%	123,431	104,939	18,492	18%
Gain (loss) on real estate dispositions, net(1)	(1,228)	(109)	(1,119)	1027%	(1,228)	192,751	(193,979)	n/a
Net income (loss)	38,916	40,843	(1,927)	-5%	122,203	297,690	(175,487)	-59%
Less: Net income (loss) attributable to noncontrolling interests	997	1,015	(18)	-2%	(529)	1,024	(1,553)	n/a
Net income (loss) attributable to common stockholders	$37,919	$39,828	$(1,909)	-5%	$122,732	$296,666	$(173,934)	-59%

(1) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2016, our consolidated outpatient medical portfolio signed 73,024 square feet of new leases and 271,496 square feet of renewals.  The weighted-average term of these leases was eight years, with a rate of $37.78 per square foot and tenant improvement and lease commission costs of $16.24 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 4%.

    During the nine months ended September 30, 2016, we completed three outpatient medical construction projects representing $44,113,000 or $281 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of September 30, 2016 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Stamford, CT	92,345	41,735	34,311	4Q16
Marietta, GA	103,156	24,893	10,033	4Q16
Wausau, WI	43,883	14,100	13,512	1Q17
Castle Rock, CO	56,822	13,148	4,223	1Q17
Timmonium, MD	46,000	20,996	9,836	2Q17
Howell, MI	56,211	15,509	4,815	2Q17
Brooklyn, NY	140,955	103,624	30,159	3Q17
Total	539,372	$234,005	$106,889

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$563,232	5.129%	$654,990	5.193%	$627,689	5.177%	$609,268	5.838%
Debt assumed	-	0.000%	-	0.000%	-	0.000%	112,000	1.837%
Debt extinguished	(128,406)	5.847%	(29,370)	5.381%	(185,914)	5.892%	(88,182)	5.355%
Principal payments	(3,014)	5.373%	(3,065)	6.023%	(9,963)	5.471%	(10,531)	5.724%
Ending balance	$431,812	4.929%	$622,555	5.181%	$431,812	4.929%	$622,555	5.181%

Monthly averages	$521,636	5.077%	$640,971	5.188%	$571,466	5.152%	$608,489	5.523%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	$	%	2016	2015	$	%
Revenues:
Other income	$189	$22	$167	759%	$705	$83	$622	749%
Expenses:
Interest expense	84,801	71,982	12,819	18%	247,800	214,513	33,287	16%
Loss (gain) on derivatives, net	(2,516)	-	(2,516)	n/a	(2,516)	-	(2,516)	n/a
General and administrative	36,828	36,950	(122)	0%	122,434	110,562	11,872	11%
Loss on extinguishment of debt, net	-	723	(723)	-100%	-	24,776	(24,776)	-100%
Other expenses	-	-	-	n/a	3,161	10,583	(7,422)	-70%
Total expenses	119,113	109,655	9,458	9%	370,879	360,434	10,445	3%
Loss from continuing operations before income taxes	(118,924)	(109,633)	(9,291)	8%	(370,174)	(360,351)	(9,823)	3%
Income tax (expense) benefit	269	(134)	403	n/a	(1,277)	(867)	(410)	47%
Loss from continuing operations	(118,655)	(109,767)	(8,888)	8%	(371,451)	(361,218)	(10,233)	3%
Less: Preferred stock dividends	16,352	16,352	-	0%	49,055	49,055	-	0%
Net loss attributable to common stockholders	$(135,007)	$(126,119)	$(8,888)	7%	$(420,506)	$(410,273)	$(10,233)	2%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2016	2015	$	%	2016	2015	$	%
Senior unsecured notes	$76,167	$66,679	$9,488	14%	$225,837	$196,752	$29,085	15%
Secured debt	69	94	(25)	-27%	245	281	(36)	-13%
Primary unsecured credit facility	5,137	2,042	3,095	152%	12,142	7,806	4,336	56%

Swap loss (savings)	-	(11)	11	-100%	-	(23)	23	-100%
Loan expense	3,428	3,178	250	8%	9,576	9,697	(121)	-1%
Totals	$84,801	$71,982	$12,819	18%	$247,800	$214,513	$33,287	16%

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

     General and administrative expenses as a percentage of consolidated revenues for the three months ended September 30, 2016 and 2015 were 3.41% and 3.77%, respectively.  The increase in general and administrative expenses for the nine months ended September 30, 2016 is primarily related to professional service fees for tax and legal consulting and costs associated with our initiatives to attract and retain appropriate personnel to achieve our business objectives. Other expenses in both years included costs associated with the retirement of executive officers.  Other expenses for the nine months ended September 30, 2015 also included costs associated with the termination of our investment in a strategic medical office partnership.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
FFO Reconciliations:	2015	2015	2015	2015	2016	2016	2016
Net income (loss) attributable to common stockholders	$190,799	$312,573	$182,043	$132,931	$148,969	$195,474	$334,910
Depreciation and amortization	188,829	208,802	205,799	222,809	228,696	226,569	218,061
Impairment of assets	2,220	-	-	-	14,314	-	9,705
Loss (gain) on sales of properties, net	(56,845)	(190,111)	(2,046)	(31,385)	-	(1,530)	(162,351)
Noncontrolling interests	(7,249)	(10,467)	(11,647)	(9,908)	(17,319)	(20,616)	(15,695)
Unconsolidated entities	26,496	19,791	18,146	18,062	16,604	17,077	17,240
Funds from operations attributable to common stockholders	$344,250	$340,588	$392,295	$332,509	$391,264	$416,974	$401,870

Average common shares outstanding:
Basic	336,754	350,399	351,765	353,604	355,076	356,646	358,932
Diluted	337,812	351,366	353,107	354,972	356,051	358,891	361,237

Per share data:
Net income attributable to
common stockholders
Basic	$0.57	$0.89	$0.52	$0.38	$0.42	$0.55	$0.93
Diluted	0.56	0.89	0.52	0.37	0.42	0.54	0.93

Funds from operations attributable to common stockholders
Basic	$1.02	$0.97	$1.12	$0.94	$1.10	$1.17	$1.12
Diluted	1.02	0.97	1.11	0.94	1.10	1.16	1.11

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2015	2016
Net income attributable to common stockholders	$685,413	$679,353
Depreciation and amortization	603,431	673,326
Impairment of assets	2,220	24,019
Loss (gain) on sales of properties, net	(249,002)	(163,881)
Noncontrolling interests	(29,363)	(53,630)
Unconsolidated entities	64,433	50,921
Funds from operations attributable to common stockholders	$1,077,132	$1,210,108

Average common shares outstanding:
Basic	346,425	356,911
Diluted	347,547	358,752

Per share data:
Net income attributable to
common stockholders
Basic	$1.98	$1.90
Diluted	1.97	1.89

Funds from operations attributable to common stockholders
Basic	$3.11	$3.39
Diluted	3.10	3.37

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
EBITDA Reconciliations:	2015	2015	2015	2015	2016	2016	2016
Net income	$209,422	$330,459	$199,257	$149,416	$165,474	$210,749	$354,741
Interest expense	121,080	118,861	121,130	131,097	132,960	132,326	129,699
Income tax expense (benefit)	(304)	7,417	(3,344)	2,682	(1,725)	(513)	(305)
Depreciation and amortization	188,829	208,802	205,799	222,809	228,696	226,569	218,061
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405	$569,131	$702,196

Interest Coverage Ratio:
Interest expense	$121,080	$118,861	$121,130	$131,097	$132,960	$132,326	$129,699
Non-cash interest expense	(119)	4,202	(3,791)	(2,878)	599	(1,519)	(543)
Capitalized interest	2,387	2,060	1,865	2,358	3,037	4,306	4,766
Total interest	123,348	125,123	119,204	130,577	136,596	135,113	133,922
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405	$569,131	$702,196
Interest coverage ratio	4.21x	5.32x	4.39x	3.88x	3.85x	4.21x	5.24x

Fixed Charge Coverage Ratio:
Total interest	$123,348	$125,123	$119,204	$130,577	$136,596	$135,113	$133,922
Secured debt principal payments	15,630	17,336	15,817	18,281	18,642	19,096	18,151
Preferred dividends	16,352	16,352	16,352	16,352	16,352	16,352	16,352
Total fixed charges	155,330	158,811	151,373	165,210	171,590	170,561	168,425
EBITDA	$519,027	$665,539	$522,842	$506,004	$525,405	$569,131	$702,196
Fixed charge coverage ratio	3.34x	4.19x	3.45x	3.06x	3.06x	3.34x	4.17x

	Nine Months Ended
	September 30,	September 30,
EBITDA Reconciliations:	2015	2016
Net income	$739,134	$730,961
Interest expense	361,071	394,985
Income tax expense (benefit)	3,769	(2,543)
Depreciation and amortization	603,431	673,326
EBITDA	$1,707,405	$1,796,729

Interest Coverage Ratio:
Interest expense	$361,071	$394,985
Non-cash interest expense	291	(1,465)
Capitalized interest	6,311	12,109
Total interest	367,673	405,629
EBITDA	$1,707,405	$1,796,729
Interest coverage ratio	4.64x	4.43x

Fixed Charge Coverage Ratio:
Total interest	$367,673	$405,629
Secured debt principal payments	48,783	55,889
Preferred dividends	49,055	49,055
Total fixed charges	465,511	510,573
EBITDA	$1,707,405	$1,796,729
Fixed charge coverage ratio	3.67x	3.52x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense includes discontinued operations. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Reconciliations:	2015	2015	2015	2015	2016	2016	2016
Net income	$656,521	$899,126	$945,612	$888,549	$844,606	$724,894	$880,380
Interest expense	481,321	479,083	481,778	492,169	504,048	517,512	526,082
Income tax expense (benefit)	(3,832)	2,016	8,870	6,451	5,030	(2,899)	139
Depreciation and amortization	799,641	793,994	798,823	826,240	866,106	883,873	896,135
EBITDA	1,933,651	2,174,219	2,235,083	2,213,409	2,219,790	2,123,380	2,302,736
Transaction costs	117,140	122,590	118,369	110,926	70,579	63,245	73,754
Stock-based compensation expense	33,462	30,416	31,622	30,844	29,976	25,883	25,807
Loss (gain) on extinguishment of debt, net	25,108	43,464	41,356	34,677	19,252	398	(186)
Losses/impairments (gain) on sale of properties, net	(208,147)	(385,179)	(357,621)	(278,167)	(209,228)	(20,647)	(171,246)
Loss (gain) on derivatives, net	(59,922)	(60,273)	(60,322)	(58,427)	-	-	(2,516)
Other expenses	20,727	15,250	4,988	40,636	40,636	37,386	37,386
Additional other income	(2,144)	(2,144)	(2,144)	(2,144)	(2,144)	(13,955)	(11,811)
Adjusted EBITDA	$1,859,875	$1,938,343	$2,011,331	$2,091,754	$2,168,861	$2,215,690	$2,253,924

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$481,321	$479,083	$481,778	$492,169	$504,048	$517,512	$526,082
Capitalized interest	7,931	8,292	8,378	8,670	9,320	11,566	14,467
Non-cash interest expense	(2,215)	3,636	392	(2,586)	(1,868)	(7,589)	(4,341)
Total interest	487,037	491,011	490,548	498,253	511,500	521,489	536,208
Adjusted EBITDA	$1,859,875	$1,938,343	$2,011,331	$2,091,754	$2,168,861	$2,215,690	$2,253,924
Adjusted interest coverage ratio	3.82x	3.95x	4.10x	4.20x	4.24x	4.25x	4.20x

Total interest	$487,037	$491,011	$490,548	$498,253	$511,500	$521,489	$536,208
Secured debt principal payments	62,455	63,988	65,256	67,064	70,076	71,836	74,170
Preferred dividends	65,408	65,408	65,408	65,406	65,408	65,408	65,407
Total fixed charges	614,900	620,407	621,212	630,723	646,984	658,733	675,785
Adjusted EBITDA	$1,859,875	$1,938,343	$2,011,331	$2,091,754	$2,168,861	$2,215,690	$2,253,924
Adjusted fixed charge coverage ratio	3.02x	3.12x	3.24x	3.32x	3.35x	3.36x	3.34x

     The following tables reflect the reconciliation of NOI (which derives directly from consolidated results) and SSNOI for the periods presented.  Dollars are in thousands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
NOI Reconciliations:	2015	2015	2015	2015	2016	2016	2016
Consolidated revenues:
Triple-net	$280,575	$291,732	$298,037	$305,460	$308,168	$310,311	$310,864
Seniors housing operating	494,561	539,805	547,081	586,826	605,369	625,251	631,787
Outpatient medical	119,019	125,593	133,857	136,190	133,455	140,641	136,293
Non-segment/corporate	22	39	22	1,008	58	454	189
Total consolidated revenues	894,177	957,169	978,997	1,029,484	1,047,050	1,076,657	1,079,133
Consolidated property operating expenses:
Seniors housing operating	338,507	360,569	368,050	399,882	408,894	417,996	432,292
Outpatient medical	37,954	37,785	40,653	38,856	40,742	40,836	41,388
Total consolidated property operating expenses	376,461	398,354	408,703	438,738	449,636	458,832	473,680
Consolidated net operating income:
Triple-net	280,575	291,732	298,037	305,460	308,168	310,311	310,864
Seniors housing operating	156,054	179,236	179,031	186,944	196,475	207,255	199,495
Outpatient medical	81,065	87,808	93,204	97,334	92,713	99,805	94,905
Non-segment/corporate	22	39	22	1,008	58	454	189
Total consolidated net operating income	$517,716	$558,815	$570,294	$590,746	$597,414	$617,825	$605,453

	Nine Months Ended
	September 30,	September 30,
NOI Reconciliations:	2015	2016
Consolidated revenues:
Triple-net	$870,345	$929,343
Seniors housing operating	1,581,445	1,862,401
Outpatient medical	378,469	410,389
Non-segment/corporate	83	705
Total consolidated revenues	2,830,342	3,202,838
Consolidated property operating expenses:
Seniors housing operating	1,067,127	1,259,182
Outpatient medical	116,392	122,966
Total consolidated property operating expenses	1,183,519	1,382,148
Consolidated net operating income:
Triple-net	870,345	929,343
Seniors housing operating	514,318	603,219
Outpatient medical	262,077	287,423
Non-segment/corporate	83	705
Total consolidated net operating income	$1,646,823	$1,820,690

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Same Store NOI Reconciliations:		2015	2015	2015	2016	2016	2016	2016
NOI:
Triple-net		$280,572	$291,729	$298,037	$305,460	$308,168	$310,309	$310,864
Seniors housing operating		156,054	179,236	179,031	186,944	196,475	207,255	199,495
Outpatient medical		81,065	87,808	93,204	97,333	92,713	99,805	94,905
Total		517,691	558,773	570,272	589,737	597,356	617,369	605,264
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(24,291)	(24,997)	(24,676)	(23,892)	(23,487)	(21,144)	(20,874)
NOI attributable to non same store properties		(54,159)	(61,515)	(66,716)	(73,927)	(77,024)	(78,548)	(79,368)
Subtotal		(78,450)	(86,512)	(91,392)	(97,819)	(100,511)	(99,692)	(100,242)
Seniors housing operating:
Non-cash NOI on same store properties		251	253	250	249	248	242	1,269
NOI attributable to non same store properties		(3,843)	(17,255)	(19,054)	(32,156)	(38,030)	(40,129)	(45,186)
Subtotal		(3,592)	(17,002)	(18,804)	(31,907)	(37,782)	(39,887)	(43,917)
Outpatient medical:
Non-cash NOI on same store properties		(2,258)	(2,044)	(2,116)	(2,054)	(1,499)	(1,478)	(1,462)
NOI attributable to non same store properties		(5,627)	(11,723)	(17,443)	(21,073)	(16,950)	(22,950)	(17,966)
Subtotal		(7,885)	(13,767)	(19,559)	(23,127)	(18,449)	(24,428)	(19,428)
Same store NOI:	Properties
Triple-net	569	202,122	205,217	206,645	207,641	207,657	210,617	210,622
Seniors housing operating	298	152,462	162,234	160,227	155,037	158,693	167,368	155,578
Outpatient medical	219	73,180	74,041	73,645	74,206	74,264	75,377	75,477
Total	1,086	$427,764	$441,492	$440,517	$436,884	$440,614	$453,362	$441,677

Same Store NOI Property Reconciliation:
Total properties	1,399
Acquisitions	(201)
Developments	(32)
Held-for-sale	(71)
Segment transitions	(2)
Other(1)	(7)
Same store properties	1,086
(1) Includes six land parcels and one loan.

		Nine Months Ended
		September 30,	September 30,
Same Store NOI Reconciliations:		2015	2016
NOI:
Triple-net		$870,345	$929,343
Seniors housing operating		514,318	603,219
Outpatient medical		262,077	287,423
Total		1,646,740	1,819,985
Adjustments:
Triple-net:
Non-cash NOI on same store properties		(73,964)	(65,505)
NOI attributable to non same store properties		(182,397)	(234,942)
Subtotal		(256,361)	(300,447)
Seniors housing operating:
Non-cash NOI on same store properties		754	1,759
NOI attributable to non same store properties		(40,151)	(123,342)
Subtotal		(39,397)	(121,583)
Outpatient medical
Non-cash NOI on same store properties		(6,418)	(4,439)
NOI attributable to non same store properties		(34,794)	(57,865)
Subtotal		(41,212)	(62,304)
Same store NOI:	Properties
Triple-net	569	613,984	628,896
Seniors housing operating	298	474,921	481,636
Outpatient medical	219	220,865	225,119
Total	1,086	$1,309,770	$1,335,651

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

Reimbursement

     The Department of Health and Human Services (“HHS”) pledged to tie 30% of Medicare payments to quality or alternative payment models by the end of 2016 and to tie 50% of Medicare payments to quality or alternate payment models by the end of 2018.  In January 2015, the Administration announced that it achieved its goal of tying 30% of Medicare payments to quality ahead of schedule, by year end 2015 rather than the targeted deadline of year end 2016.  Providers increasingly are entering into value-based purchasing arrangements, which to the extent our operators and tenants enter into such agreements, could affect their reimbursement and indirectly impact our revenues and operations.  For example, the Centers for Medicare and Medicaid Services (“CMS”) launched the Hospital Value-Based Purchasing (“VBP”) Program in 2013, which is an initiative designed to reward acute-care hospitals with incentive payments for the quality of care they provide to Medicare beneficiaries.  In addition, in fiscal year 2019, CMS expects to implement the Skilled Nursing Facility Value-Based Purchasing Program (“SNFVBP”), which is intended to promote better clinical outcomes for skilled nursing facility (“SNF”) patients through the use of incentive payments to participating SNFs based on the quality of care provided.  Similarly, other public and private payors have started considering whether to base reimbursement decisions on access, price, quality, efficiency, and alignment of incentives, rewarding higher quality healthcare providers with enhanced payments and increased market share.

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

     On March 24, 2016, CMS announced the next phase of its Initiative to Reduce Avoidable Hospitalizations among Nursing Facility Residents.  Through this new payment model, CMS will encourage healthcare practitioners to provide additional treatments for especially ill or frail nursing home residents by equalizing the payments between a comprehensive assessment given at SNFs and hospitals.  Participating SNFs will also receive payment to provide additional treatment for common medical conditions that often lead to avoidable hospitalizations.  To the extent our operators and tenants participate in this initiative, it could affect their reimbursement and indirectly impact our revenues and operations.

     On April 1, 2016, CMS’s bundled payment program for Lower Extremity Joint Replacement (“CJR”) procedures went into effect.  The CJR bundled payment program is mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System and located in the 67 selected Metropolitan Statistical Areas.  On August 2, 2016, CMS published a proposed rule that, among other things, would expand the CJR bundles to include hip and femur fractures, as well as total knee and hip joint replacements.  This could have an effect on our SNF operators as patients are down streamed for recovery.

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

     On July 14, 2016, CMS published a proposed rule regarding 2017 Medicare payment rates for Hospital Outpatient Departments (“HOPDs”) and Ambulatory Surgery Centers (“ASCs”).  CMS Estimates that updates in the proposed rule would increase HOPD payments by approximately 1.6% and ASC payments by 1.2% in 2017.  In addition, CMS proposes to implement section 603 of the Bipartisan Budget Act of 2015, which requires that, with the exception of dedicated emergency department services, services furnished in off-campus provider-based departments that began billing under the HOPD Prospective Payment System (“PPS”) on or after November 2, 2015 would no longer be paid under the HOPD PPS; instead, these services would be paid under other applicable Part B payment systems, including the Physician Fee Schedule (“PFS”), beginning January 1, 2017.  Specifically, CMS would pay physicians at the “nonfacility” PFS rate and there would be no payment made directly to the hospital by Medicare.

     On August 2, 2016, CMS published a proposed rule that would create a bundled payment program for acute myocardial infarction or coronary artery bypass graft surgery procedures.  Similar to the CJR bundled payment program, the Cardiac Care bundled payment program would be mandatory for all hospitals paid under the Medicare Inpatient Prospective Payment System and located in the 98 selected Metropolitan Statistical Areas.  If finalized, this proposed rule could have an effect on our SNF operators as patients are down streamed for recovery.

     On August 5, 2016, CMS published a final rule regarding FY 2017 Medicare payment policies and rates for SNFs and IRFs.  Under the final SNF rule, CMS projects that aggregate payments to SNFs will increase in FY 2017 by $920 million, or 2.4%, from payments in FY 2016.  The final SNF rule also finalized three quality and resource use measures SNFs are required to report pursuant to the Protecting Access to Medicare Act of 2014.  Beginning in FY 2018, SNFs that fail to submit the required quality data to CMS will be subject to a 2% reduction to the annual market basket percentage update.  Under the final IRF rule, CMS estimates that aggregate payments to IRFs will increase in FY 2017 by $145 million, or 1.9%, relative to payments in FY 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On August 16, 2016, CMS published a proposed rule that would revise and update the requirements for the Programs of All-Inclusive Care for the Elderly (“PACE”) program under Medicare and Medicaid, a unique capitated managed care benefit for the frail elderly, including strengthening protections and improving care for beneficiaries and providing administrative flexibility and regulatory relief for PACE organizations.  Among other updates, CMS is proposing to allow non-physician primary care practitioners to provide some services in the place of primary care physicians in order to expand access to PACE and allow PACE organizations the flexibility to continue to meet the needs and preferences of participants.  Additional proposed beneficiary protections include requiring PACE organizations that offer prescription drug coverage to comply with Medicare Part D prescription drug program requirements and strengthening CMS’s ability to impose sanctions and enforcement actions on PACE organizations.

     On August 22, 2016, CMS published a final rule regarding FY 2017 Medicare payment policies and rates for LTCHs.  As a result of the continuation of the phase-in of site neutral payment rates for specified cases in LTCHs, CMS projects FY 2017 Medicare payments to LTCHs will decrease by 7.1%, or approximately $363 million in FY 2017.  Payment rates will increase by 0.7% for cases that qualify for the higher standard LTCH Prospective Payment System rate.  The final rule also implements the proposed 25% threshold policy, under which payment adjustments are made when the number of cases an LTCH admits from a single hospital exceeds a specified threshold (generally 25%).  Finally, in response to the federal district court’s review of the “Two-Midnight” payment policy in Shands Jacksonville Medical Center, Inc., et al. v. Burwell, No. 14-263 (D.D.C.), CMS finalized its proposal to remove the 0.2% Medicare Part A hospital payment cut and also its effects for FYs 2014, 2015, and 2016 though an approximate 0.8% increase to FY 2017 payment rates.  Along with the final rule, CMS issued an interim final rule with comment period to implement section 231 of the Consolidated Appropriations Act (2016) that established a temporary exception from the site neutral payment rate for certain severe wound care discharges from certain LTCHs.

     On October 4, 2016, CMS published a final rule that, for the first time in nearly 25 years, comprehensively updates the SNF and LTCH requirements for participation under Medicare and Medicaid.  Among other things, the final rule addresses requirements relating to quality of care and quality of life, facility responsibilities and staffing considerations, resident assessments, and compliance and ethics programs.  CMS estimates that this rule would result in an estimated first-year cost of approximately $62,900 per facility and $55,000 per facility in subsequent years.

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

Other Related Laws, Initiatives, and Considerations

          Following a similar report issued in October 2015, on October 6, 2016, the U.S. Government Accountability Office (“GAO”) released a report recommending that CMS (1) improve public stakeholders’ ability to locate and use SNF expenditure data and (2) ensure the accuracy and completeness of this data.  According to the GAO, timely completion of these actions is particularly important because Medicare payments to nursing homes will be dependent on quality data, through the implementation of the value based purchasing program, starting in fiscal year 2019.  To the extent such recommendations are implemented, they could impact our operators and tenants.

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

Contractors for further investigation.  On March 30, 2016, the DOJ launched 10 regional Elder Justice Task Forces to coordinate and enhance efforts to pursue nursing homes that provide grossly substandard care to their residents.  We cannot predict the extent to which increased monitoring and auditing activities by government agencies may impact our operators.

     On June 30, 2016, DOJ issued an interim rule increasing the penalties under the False Claims Act (“FCA”) from the current range of $5,500 to $11,000 per false claim, to a new range of $10,781 to $21,562.  The interim rule takes effect August 1, 2016, and applies to false claims made after November 2, 2015.

     On September 6, 2016, CMS published an interim rule increasing healthcare civil monetary penalties (“CMPs”) by as much as 150%.  The final rule, which also took effect on September 6, 2016, implemented the Federal Civil Penalties Inflation Adjustment Act Improvements Act of 2015, which not only adjusted the CMPs to meet current inflation rates, but also requires annual adjustments moving forward.  Notably, the CMP for improper billing by hospitals, critical access hospitals, or skilled nursing homes, which was last updated in 1972, increased by 150% under the interim rule, from a maximum penalty of $2,000 to $5,000 per violation.

     Many of our operators and tenants are subject to federal and state privacy and security laws.  There have been increased enforcement efforts under these laws, and we expect this trend to continue.  Under the Health Information Technology for Economic and Clinical Health Act (“HITECH”), state attorney generals have the right to prosecute Health Insurance Portability and Accountability Act (“HIPAA”) violations committed against residents of their states, and several such actions have been brought to-date.  In addition, HITECH mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates.  On March 21, 2016, the HHS Office of Civil Rights announced the official start of the 2016 Phase 2 HIPAA Audit Program.  Enforcement actions may stem from these audits, including civil monetary penalty fines or monetary settlements, which may impact an operator’s ability to meet their financial obligations to us.

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

National Minimum Wage

     In the July 2015 Budget the UK government announced that it would introduce the National Living Wage at a premium of 50 pence above the National Minimum Wage to take effect from April 2016.  The National Minimum Wage (Amendment) Regulations 2016 came into force on April 1, 2016 (“2016 Regulations”). The 2016 Regulations amend the Regulation of the National Minimum Wage Regulations 2015 to provide a National Living Wage rate of £7.20 an hour for workers aged 25 and over.  On October 1, 2016, the National Minimum Wage for workers aged 21 to 24 was raised to £6.95 an hour.  Starting in April 2017, both rates will change every April.  The 2016 Regulations also amend the National Minimum Wage Act 1998 by increasing the financial penalty payable by employers who underpay the National Minimum Wage from 100% to 200% of the underpayment due to each worker.  The maximum fine for non-payment will be £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years.

Privacy

     In the EU, data protection is governed by the EU Data Protection Directive 95/46/EC (the “Data Protection Directive”). The Data Protection Directive has been implemented in the UK by the Data Protection Act 1998 (the “Act”) which entered into force on March 2000 and is enforced by the Information Commissioner’s Office (“ICO”).

     A new EU General Data Protection Regulation will replace the Data Protection Directive and impose a significant number of new obligations including, among others, a requirement to appoint data protection officers, having detailed documentation on the processing of personal data, carrying out privacy impact assessments in certain circumstances, providing standardized data protection notices, reporting security breaches without undue delay, and providing certain rights to individuals such as a right of erasure of personal data.  The EU General Data Protection Regulation is expected to have significant enforcement powers with fines proposed by

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

the European Commission of up to 4% of annual worldwide turnover or €20 million, whichever is greater.  The EU General Data Protection Regulation was adopted in May 2016 and will enter into force in EU Member States on May 25, 2018.  It is unclear, as a result of Brexit, whether the Regulation will become law in the UK.  If the EU General Data Protection Regulation is adopted, we cannot predict whether it will have a material impact on our operators’ or tenants’ property or business.

Canada

Licensing and Regulation

British Columbia

     The Community Care and Assisted Living Act, the Residential Care Regulation, and the Community Care and Assisted Living Regulation (together, the “B.C. Act”) regulate “community care facilities” (long-term care facilities) as premises used for the purpose of supervising vulnerable persons who require three or more prescribed services (from a list that includes regular assistance with activities of daily living; distribution of medication; management of cash resources; monitoring of food intake; structured behavior management and intervention; and psychosocial or physical rehabilitative therapy) and “assisted living residences,” the definition of which is anticipated to be soon changed to refer to facilities providing any of a list of assisted living services.

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

Privacy

      Some privacy regulators in Canada have order-making authority and others are ombudspersons who make recommendations that may only be enforced by a court. Under a number of privacy laws, a finding by a regulator that a custodian has breached the law creates a right to apply to a court for money damages.  In some provinces there is a statutory civil cause of action for breach of privacy and personal liability for directors and officers. In other provinces, the courts have recognized a limited common law cause of action for breach of privacy.

     The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  To date, monetary penalties granted have been on the low side, although that is changing with civil actions for breach of privacy and may change further as a result of class action activity.  Regulators have the authority to make public the identity of a custodian that has been found to have committed a breach, so that there is a reputational risk associated with privacy law violations even where no monetary damages are incurred. The notification of patients (mandatory under some privacy laws) and other activities required to manage a privacy breach can give rise to significant costs.

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

	September 30, 2016		December 31, 2015
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$8,095,320	$(579,585)	$7,965,107	$(519,901)
Secured debt	2,521,844	(84,672)	2,757,123	(91,376)
Totals	$10,617,164	$(664,257)	$10,722,230	$(611,277)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At September 30, 2016, we had $2,824,420,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $28,244,000.  At December 31, 2015, we had $2,236,733,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,367,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2016, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $1,200,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2016		December 31, 2015
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$95,031	$917	$117,452	$1,915
Debt designated as hedges	1,557,196	13,000	1,728,979	13,000
Totals	$1,652,227	$13,917	$1,846,431	$14,915

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	-	$-
August 1, 2016 through August 31, 2016	246	76.96
September 1, 2016 through September 30, 2016	-	-
Totals	246	$76.96

(1) During the three months ended September 30, 2016, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

None.

Item 6. Exhibits

10.1            Employment Agreement, dated as of October 4, 2016, by and between Welltower Inc. and Mercedes T. Kerr*

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

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document**

* **

Management Contract or Compensatory Plan or Arrangement

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: November 2, 2016	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2016	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2016	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President and Controller (Principal Accounting Officer)