Form 10-K
period 2016-12-31
WELLTOWER INC.
filed 2017-02-22
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,176,263,145.

As of January 31, 2017, the registrant had 362,558,457 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 4, 2017, are incorporated by reference into Part III.

WELLTOWER INC.

2016 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Welltower Inc. (NYSE:HCN), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The company invests with leading seniors housing operators, post-acute providers and health systems to fund real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  More information is available on the Internet at www.welltower.com.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

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

Portfolio of Properties

Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2016.

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

Triple-Net

Our triple-net properties include independent living facilities and independent supportive living facilities (Canada), continuing care retirement communities, assisted living facilities, care homes with and without nursing (United Kingdom), Alzheimer’s/dementia care facilities and long-term/post-acute care facilities.  We invest primarily through acquisitions, development and joint venture partnerships. Our properties are primarily leased to operators under long-term, triple-net master leases. We are not involved in property management.  Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

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

     Our triple-net segment accounted for 28%, 31% and 31% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  We lease 85 facilities to Genesis Healthcare, LLC, an operator of long-term/post-acute care facilities, pursuant to a long-term, triple-net master lease.  In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases.  All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, a subsidiary of Genesis Healthcare, LLC.  For the year ended December 31, 2016, our lease with Genesis accounted for approximately 27% of our triple-net segment revenues and 8% of our total revenues.

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

     Our seniors housing operating segment accounted for 59%, 56% and 57% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  We have relationships with 16 operators to own and operate 420 facilities (plus 69 unconsolidated facilities).  In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract.  We rely on our partners to effectively and efficiently manage these properties.  For the year ended December 31, 2016, our relationship with Sunrise Senior Living accounted for approximately 40% of our seniors housing operating segment revenues and 23% of our total revenues.

Outpatient Medical

Our outpatient medical properties include outpatient medical buildings and, prior to June 30, 2015, life science facilities.  We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management.  Our life science investment represented an investment in an unconsolidated joint venture entity.  Our outpatient medical segment accounted for 13%, 13% and 12% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.  No single tenant exceeds 20% of segment revenues.

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

At December 31, 2016, approximately 92% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject each of its leases. It is our intent that a tenant in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Our outpatient medical portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2016, 80% of our portfolio included leases with full pass through, 17% with a partial expense reimbursement (modified gross) and 3% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of seven years at December 31, 2016 and are often credit enhanced by security deposits, guaranties and/or letters of credit.

Construction.  We occasionally provide for the construction of properties for tenants as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our Company-wide cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2016, we had outstanding construction investments of $506,091,000 and were committed to provide additional funds of approximately $493,972,000 to complete construction for investment properties.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by first/second mortgage liens, leasehold mortgages, corporate guaranties and/or personal guaranties. At December 31, 2016, we had outstanding real estate loans of $622,627,508.  The interest yield averaged approximately 9.5% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2016 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

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

     For investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s).  We assess the limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

Borrowing Policies

We utilize a combination of debt and equity to fund investments. Our debt and equity levels are determined by management to maintain a conservative balance sheet and credit profile. Generally, we intend to issue unsecured, fixed-rate public debt with long-term maturities to approximate the maturities on our triple-net leases and investment strategy. For short-term purposes, we may borrow on our primary unsecured credit facility. We replace these borrowings with long-term capital such as senior unsecured notes or common stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In certain agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.

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

Employees  As of January 31, 2017, we had 466 employees.

Credit Concentrations  Please see Note 8 to our consolidated financial statements.

Geographic Concentrations  Please see “Item 2 – Properties” of this Annual Report on Form 10-K and Note 17 to our consolidated financial statements.

Health Care Industry

     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to approximately $3.5 trillion in 2017 or 18.2% of gross domestic product. The average annual growth in national health expenditures for 2015 through 2025 is expected to be 5.8%. While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as private-pay senior living and outpatient medical buildings. The total U.S. population for 2015 through 2025 is projected to increase by 9.3%. The elderly population aged 65 and over is projected to increase by 36% through 2025. The elderly are an important component of health care utilization, especially independent living services, assisted living services, long-term/post-acute care services, inpatient and outpatient hospital services and physician ambulatory care. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a seniors housing community. Therefore, we believe there will be continued demand for companies, such as ours, with expertise in health care real estate.

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

Certain Government Regulations

United States

Health Law Matters — Generally

     Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws.  Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs, and these facilities are subject to the federal and state laws that regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies.  In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the federal Anti-Kickback Statute (“AKS”), the federal Stark Law (“Stark Law”), and the federal False Claims Act (“FCA”), as well as comparable state laws.  Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards.  Our tenants’ failure to comply with any of these, and other, laws could result in, among other things, loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility.  See Risk Factors “The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us” and “Our operators’ or tenants’ failure to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us” below.

Licensing and Certification

     The primary regulations that affect long-term and post-acute care facilities are state licensing and registration laws.  For example, certain health care facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations.  Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility, or (5) terminating services that have been previously approved through the CON process.  Certain state CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator.

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

Reimbursement

     The reimbursement methodologies applied to health care facilities continue to evolve.  Federal and state authorities have considered and may seek to implement new or modified reimbursement methodologies, including value-based reimbursement methodologies that may negatively impact health care property operations.  The impact of any such changes, if implemented, may result in a material adverse effect on our portfolio.  No assurance can be given that current revenue sources or levels will be maintained.  Accordingly, there can be no assurance that payments under a government health care program are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses.

•         Seniors Housing Facilities (excluding long-term/post-acute care facilities).  Approximately 55% of our overall revenues for the year ended December 31, 2016 were attributable to U.S. seniors housing facilities.  The majority of the revenues received by the operators of these facilities are from private pay sources. The remaining revenue source is primarily Medicaid under certain waiver programs.  As of September 30, 2016, 15 of our 44 seniors housing operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2016, approximately 1.7% of the revenues at our seniors housing facilities were from Medicaid reimbursement.  There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.  Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.  Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care.  The level of Medicaid reimbursement varies from state to state.  Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility, and reimbursement levels.  In addition, a state could lose its Medicaid waiver and no longer be permitted to utilize Medicaid dollars to reimburse for assisted living services.

•         Long-Term/Post-Acute Care Facilities.  Approximately 13% of our overall revenues for the year ended December 31, 2016 were attributable to long-term/post-acute care facilities.  The majority of the revenues received by the operators of these facilities are from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors.  Consequently, changes in federal or state reimbursement policies may adversely affect an operator’s ability to cover its expenses, including our rent or debt service.  Long-term/post-acute care facilities are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities.  A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future.  Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent attention on billing practices, payments, and quality of care, or ongoing government pressure to reduce spending by government health care programs, could result in lower payments to long-term/post-acute care facilities and, as a result, may impair an operator’s ability to meet its financial obligations to us.

o    Medicare Reimbursement.  For the twelve months ended September 30, 2016, approximately 39% of the revenues at our long-term/post-acute care facilities were paid by Medicare. Generally, long-term/post-acute care facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”), the Inpatient Rehabilitation Facility Prospective Payment System (“IRF PPS”), or the Long Term Care Hospital Prospective Payment System (“LTCH PPS”), which generally provide reimbursement based upon a predetermined fixed amount per episode of care and are updated by CMS, an agency of the Department of Health and Human Services (“HHS”) annually.  CMS made some positive payment updates for fiscal year (“FY”) 2017 under the SNF PPS, the IRF PPS and the LTCH PPS, specifically:

▪   On August 5, 2016, CMS published a final rule regarding FY 2017 Medicare payment policies and rates for skilled nursing facilities (“SNFs”).  Under the final SNF rule, CMS projects that aggregate payments to SNFs will increase in FY 2017 by $920 million, or 2.4%, from payments in FY 2016.

▪   On August 5, 2016, CMS published a final rule regarding FY 2017 Medicare payment policies and rates for inpatient rehabilitation facilities (“IRFs”).  Under the rule, CMS estimates that aggregate payments to IRFs will increase in FY 2017 by $145 million, or 1.9%, relative to payments in FY 2016.

▪   On August 22, 2016, CMS published a final rule regarding FY 2017 Medicare payment policies and rates for long term care hospitals (“LTCHs”).  As a result of the continuation of the phase-in of site neutral payment rates for specified cases in LTCHs, CMS projects FY 2017 Medicare payments to LTCHs will decrease by 7.1%, or approximately $363 million.  Payment rates will increase by 0.7% for cases that qualify for the higher standard LTCH PPS rate.  In response to a federal district court’s review of the “Two-Midnight” payment policy, CMS finalized its proposal to remove the 0.2% Medicare Part A hospital payment cut and also its effects for FYs 2014, 2015, and 2016 though an approximate 0.8% increase to FY 2017 payment rates.

There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services.  In addition, the HHS Office of Inspector General has released recommendations to address SNF billing practices and Medicare payment rates.  If followed, these recommendations regarding SNF payment reform may impact our tenants and operators.

o    Medicaid Reimbursement.  For the twelve months ended September 30, 2016, approximately 33% of the revenues of long-term/post-acute care facilities were paid by Medicaid.  Many states reimburse SNFs, for example, using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care.  In most states, Medicaid does not fully reimburse the cost of providing services.  Certain states are attempting to slow the rate of Medicaid growth by freezing rates or restricting eligibility and benefits.  In addition, Medicaid reimbursement rates may decline if revenues in a particular state are not sufficient to fund budgeted expenditures.

•         Medicare Reimbursement for Physicians, Hospital Outpatient Departments, and Ambulatory Surgical Centers.  Changes in reimbursement to physicians, Hospital Outpatient Departments (“HOPDs”), and Ambulatory Surgical Centers (“ASCs”) may further affect our tenants and operators.  Generally, Medicare reimburses physicians under the Physician Fee Schedule, while HOPDs and ASCs are reimbursed under prospective payment systems.  The Physician Fee Schedule and the HOPD and ASC prospective payment systems are updated annually by CMS.  These annual Medicare payment regulations have resulted in lower net pay increases than providers of those services have often expected.  In addition, Congress recently passed the Medicare and CHIP Reauthorization Act of 2015 (“MACRA”), which includes payment reductions for providers who do not meet government quality standards.  The implementation of pay-for-quality models like those required under MACRA is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other health care properties.  Changes in Medicare Advantage plan payments may also indirectly affect our operators and tenants that contract with Medicare Advantage plans.

•         Health Reform Laws.  On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), which dramatically altered how health care is delivered and reimbursed in the United States and contained various provisions, including Medicaid expansion and the establishment of Health Insurance Exchanges providing subsidized health insurance, that may directly impact us or the operators and tenants of our properties.  We expect that the new Presidential Administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Health Reform Laws. Since taking office, President Trump has continued to support the repeal of all or portions of the Health Reform Laws.  The House and Senate have recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Health Reform Laws and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Health Reform Laws and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Health Reform Laws to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws.  We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.

     Fraud & Abuse Enforcement

     Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by health care providers.  Certain of these laws, such as the AKS and Stark Law, prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government health care programs.  Other laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service.  Specifically, our operators and tenants that receive payments from federal healthcare programs, such as Medicare and Medicaid, are subject to substantial financial penalties under the Civil Monetary Penalties Act and the FCA and, in particular, actions under the FCA’s “whistleblower” provisions.  Private enforcement of health care fraud has increased due in large part to amendments to the FCA that encourage private individuals to sue on behalf of the government. In addition, states may also have separate false claims acts, which, among other things, generally prohibit health care providers from filing false claims or making false statements to receive payments.  Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided.  Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, exclusion from any government health care program, damage assessments, and imprisonment.  In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government health care programs.  In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.

     Prosecutions, investigations, or whistleblower actions could have a material adverse effect on a property operator’s liquidity, financial condition, and operations, which could adversely affect the ability of the operator to meet its financial obligations to us.  In addition, government investigations and enforcement actions brought against the health care industry have increased dramatically over the past several years and are expected to continue.  Although the responsibility for enforcing these laws and regulations lies with a variety of federal, state and local governmental agencies, some may be enforced by private litigants through federal and state false claims acts and other laws, including some state privacy laws, that allow for private individuals to bring actions.  The costs for an operator of a health care property associated with both defending such enforcement actions and the undertakings in settling these actions can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.

Federal and State Data Privacy and Security Laws

    The Health Insurance Portability and Accountability Act of 1996, as amended by Health Information Technology for Economic and Clinical Health Act, and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of individually identifiable health information.  Violations of these laws may result in substantial civil and/or criminal fines and penalties.

United Kingdom

     In England, care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations.  This legislation subjects service providers to a number of legally binding "Fundamental Standards" and requires, amongst other things, that all persons carrying out "Regulated Activities" in England, and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services).  These laws currently take the form of the UK's Data Protection Act 1998, enforced by the UK's Information Commissioner's Office, but this will be replaced in mid-2018 by the EU's new General Data Protection Regulation (“GDPR”).  The GDPR will impose a significant number of new obligations with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater.  Entities incorporated in or carrying on a business in the UK as well as individuals residing in the U.K. are also subject to the UK Bribery Act 2010.  The UK recently introduced a new national minimum wage with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years.  The UK recently voted to exit from the EU (“Brexit”).  Negotiations on the exit agreement are underway but at present it is not possible to predict whether Brexit will have a material impact on our operators' or tenants' property or business.

Canada

     Retirement homes and long-term care homes are subject to regulation, and long-term care homes receive funding, under provincial law.  There is no federal regulation in this area.  Set out below are summaries of the principal regulatory requirements in the provinces where we have a material number of facilities.

     Licensing and Regulation

     Alberta

     In Alberta, there are three relevant designations for seniors’ living arrangements, ordered below from the most independent to the highest level of care.

•         Retirement Homes (also called independent living) are designed for older adults able to live on their own, and may offer various lifestyle amenities.  These residences may be rented, privately owned, or life-leased, and may be operated for profit or non-profit.  Support services are not usually offered, but can be arranged by residents.  Retirement homes do not generally receive government funding; residents pay for tenancy and services received.  Rental subsidies may be available to qualified seniors. Independent living residences are subject to provincial tenancy and housing laws.

•         Supportive Living (also called assisted living) provides home-like accommodation for residents who wish or need to access care, assistance, and services. Operators provide at least one meal a day or housekeeping services.  There are four levels of supportive living, addressing care needs from basic to advanced.  In addition, there are two specialized designations of supportive care to address the needs of residents who require the highest level of care including for those who have cognitive impairments. Supportive living can include seniors lodges, group homes, and mental health and designated supportive living accommodations, which can be operated by private for-profit or not-for-profit, or public operators.  Supportive living services are licensed and regulated under Provincial laws, and governed by the Ministry of Health.  Operators receiving public funds for health and personal care services must also comply with additional provincial legislation, and are subject to legislated safeguards aimed at investigation of suspected abuse. The maximum accommodation fee in publicly-funded designated supportive living is regulated by Alberta Health. In other supportive living settings, the operator sets the cost of accommodation. Health services are publicly-funded and provided through Alberta Health Services.  Private sector operators are eligible to apply for government funding under a government capital grant program that provides funding to develop long-term care and affordable supportive living spaces.

•         Nursing Homes (also called long-term care) are for residents who have complex, unpredictable medical needs and who require 24-hour on-site registered nurse assessment or treatment. Nursing homes are regulated by Provincial laws, and governed by the Ministry of Health.  Operators are not licensed, but enter into agreements with the Ministry for the operation of nursing homes and must comply with certain accommodation standards.  Homes can be operated by private for-profit or not-for-profit, or public operators. Operators that receive public funds for health and personal care services must also comply with certain health service standards and legislation aimed at protecting residents.  Alberta Health regulates the maximum accommodation fee in publicly-funded nursing homes.  Health services in long-term care are publicly-funded, provided through Alberta Health Services.  Private sector operators are eligible to apply for government funding, and the Minister may make grants to an operator in respect of its operating or capital costs.

Ontario

     Long-term care homes (also called nursing homes), receive government funding, are licensed under provincial law aimed at resident protection, and are governed by the Ministry of Health and Long-Term Care.  Retirement homes are regulated and licensed under a provincial law aimed at protecting residents. Retirement homes do not receive government funding; residents enter into tenancy agreements under provincial tenancy law, and pay for tenancy and services received.  Residents may access publicly-funded external care services at the home from external suppliers.  Retirement home licenses are granted by the Retirement Homes Regulatory Authority (“RHRA”), and are non-transferable. The RHRA administers the law governing retirement homes, to ensure that licensees are meeting certain standards, generally with respect to care and safety.  The law requires any person to report to the RHRA when there are reasonable grounds to suspect abuse of a resident by anyone, or neglect of a resident by staff.  The RHRA conducts a mandatory inspection and issues a report that is posted on the RHRA’s public website, and also must be posted in the subject home if it is the most recent report.  The Registrar of the RHRA can receive complaints about a retirement home contravening a provision of the law, and if such a complaint is received, it must be reviewed promptly.  The Registrar has broad powers relating to complaint investigation and action.  The RHRA Registrar has the power to inspect a retirement home at any time without warning or issue a warrant to ensure compliance.  Compliance inspections occur at least every three years. The Registrar has the power to make a variety of orders including the imposition of a fine or an order revoking the operator’s license.  The applicable law also enumerates offenses, such as operating without a license, and provides for penalties for offenses. All of the homes in which we have an interest in Ontario are licensed as retirement homes. One of the homes also has some licensed long-term care beds.

     British Columbia

     Provincial laws regulate and license “community care facilities” (long-term care homes) in substantially the same manner as retirement homes are regulated under Ontario laws. Community care facilities are defined as premises used for the purpose of supervising vulnerable persons who require three or more prescribed services (from a list that includes regular assistance with activities of daily living; distribution of medication; management of cash resources; monitoring of food intake; structured behavior management and intervention; and psychosocial or physical rehabilitative therapy).

     Provincial law also recognizes and regulates “assisted living residences,” for seniors who can live independently, but require assistance with certain activities. Services available can include meals, housekeeping, monitoring and emergency support, social/recreational opportunities, and transportation.  Assisted living residences do not require a license, but must be registered with the registrar of assisted living residences and must be operated in a manner that does not jeopardize the health or safety of residents. If the registrar believes the standard is not being met, the registrar may inspect the residence and may suspend or cancel a registration.

    Independent living residences offer housing and hospitality services for retired adults who are functionally independent and able to direct their own care.   Most of the residences in which we have an interest in B.C. are assisted living residences, with one being an independent living residence.

Québec

     Provincial laws in Québec regulate retirement homes (private seniors’ residences) as well as long-term care homes (residential and long-term care centers). All homes in which we have an interest in Québec are private seniors’ residences which are required to obtain a certificate of compliance based on prescribed operating standards.

     A certificate of compliance is issued for a period of four years and is renewable. The regional health and social agency may revoke or refuse to issue or renew a certificate of compliance if, among other things, the operator fails to comply with the applicable law. The agency may also order corrective measures, further to an inspection, complaint or investigation. The agency is authorized to inspect a residence, at any reasonable time of day, in order to ascertain whether it complies with the law.

     Private seniors’ residences may belong to either or both of the following categories: (i) those offering services to independent elderly persons and (ii) those offering services to semi-independent elderly persons. The operator must, for each category, comply with the applicable criteria and standards, with some exceptions for residences with fewer than six or ten rooms or apartments. There are requirements with respect to residents’ health and safety, meal services and recreation, content of residents’ files, disclosure of information to residents, and staffing, among other things.

  Other Related Laws

     Privacy

     The services provided in our facilities are subject to privacy legislation in Canada, including, in certain provinces, privacy laws specifically related to personal health information.  Although the obligations of custodians of personal information in the various provinces differ, they all include the obligation to protect the information.  The organizations with which we have management agreements may be the custodian of personal information collected in connection with the operation of our facilities.

     Privacy laws in Canada are consent-based and require the implementation of a privacy program involving policies, procedures and the designation of an individual or team with primary responsibility for privacy law compliance.  Mandatory breach notification to affected individuals is a requirement under some laws.  Mandatory breach notification to the applicable regulator is a requirement in some provinces.  Some laws require notification where personal information is processed or stored outside of Canada.  One provincial law (in Quebec) provides for fines where an organization fails to perform due diligence before outsourcing activities involving personal information to a service provider outside of the province.

     The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  To date, monetary penalties granted have been on the low side, although that is changing with civil actions for breach of privacy and may change further as a result of class action activity.  Regulators have the authority to make public the identity of a custodian that has been found to have committed a breach, so there is a reputational risk associated with privacy law violations even where no monetary damages are incurred. The notification of residents (mandatory under some privacy laws) and other activities required to manage a privacy breach can give rise to significant costs.

     Other Legislation

     Retirement homes may be subject to residential tenancy laws, such that there can be restrictions on rent increases and termination of tenancies, for instance.  Other provincial and/or municipal laws applicable to fire safety, food services, zoning, occupational health and safety, public health, and the provision of community health care and funded long-term/post-acute care may also apply to retirement homes.

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

Income Tests.  There are two separate percentage tests relating to our sources of gross income that we must satisfy each taxable year.

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

     Annual Distribution Requirements.  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration.  Prior to recently enacted legislation, with respect to all REITs the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”).  Beginning in tax years after 2014, the preferential dividend rule no longer applies to publicly offered REITs, however, the rule is still applicable to other entities taxed as REITs, which would include several of our subsidiaries.  To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates.  As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2016. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A — Risk Factors.”

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

Changes in applicable tax regulations could negatively affect our financial results

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

We depend on Genesis Healthcare, LLC (“Genesis”) and Brookdale Senior Living for a significant portion of our revenues and any inability or unwillingness by Genesis and Brookdale Senior Living to satisfy their obligations under their agreements with us could adversely affect us

     The properties we lease to Genesis and Brookdale Senior Living account for a significant portion of our revenues, and because our leases with Genesis and Brookdale Senior Living are triple-net leases, we also depend on Genesis and Brookdale Senior Living to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Genesis and Brookdale Senior Living will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any inability or unwillingness by Genesis or Brookdale Senior Living to do so could have an adverse effect on our business, results of operations and financial condition. Genesis and Brookdale Senior Living have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that Genesis and Brookdale Senior Living will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.  Genesis and Brookdale Senior Living’s failure to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputations and their ability to attract and retain patients and residents in our properties, which, in turn, could adversely affect our business, results of operations and financial condition.

The properties managed by Sunrise Senior Living, LLC account for a significant portion of our revenues and operating income and any adverse developments in its business or financial condition could adversely affect us

     Sunrise Senior Living, LLC manages our entire Sunrise property portfolio, which as of December 31, 2016, consisted of 157 seniors housing properties.  These properties account for a significant portion of our revenues, and we rely on Sunrise Senior Living, LLC to manage these properties efficiently and effectively.  We also rely on Sunrise Senior Living, LLC to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations.  Any adverse developments in Sunrise Senior Living, LLC’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect our business, results of operations, and financial condition.  Also, if Sunrise Senior Living, LLC experiences any significant financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other things, acceleration of its indebtedness, impairment of its continued access to capital or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, which, in turn, could adversely affect our business, results of operations and financial condition.

Ownership of property outside the United States may subject us to different or greater risks than those associated with our domestic operations

     We have operations in Canada and the United Kingdom. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions, including regionally, nationally, and locally, including, but not limited to, the United Kingdom’s June 2016 vote to exit the European Union (commonly known as “Brexit”); challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the United States that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

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

Our operators and managers may not have the necessary insurance coverage to insure adequately against losses

     We maintain or require our operators and managers to maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly-situated companies in our industry, and we continually review our insurance programs and requirements.  That said, we cannot assure you that we or our operators or managers will continue to be able to maintain adequate levels of insurance and required coverages, which could adversely affect us in the event of a significant uninsured loss.  Also, in recent years, long-term/post-acute care and seniors housing operators and managers have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. General and professional liability insurance coverage may be restricted or very costly, which may adversely affect the property operators’ and managers’ future operations, cash flows and financial condition, and may have a material adverse effect on the property operators’ and managers’ ability to meet their obligations to us.

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

     The Patient Protection and Affordable Care Act, as modified by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”), provides those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early February 2017, more than half of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. We expect that the new Presidential Administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Health Reform Laws, including Medicaid expansion. Since taking office, President Trump has continued to support the repeal of all or portions of the Health Reform Laws.  The House and Senate have recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Health Reform Laws and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Health Reform Laws and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of Health Reform Laws to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws.  We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.  If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well.  See “Item 1 — Business — Certain Government Regulations — United States — Reimbursement” above.

     More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants.

Our operators’ or tenants’ failure to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us

     Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. See “Item 1 — Business — Certain Government Regulations — United States — Fraud & Abuse Enforcement” above.

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

Actual or threatened terrorist attacks could adversely affect the occupancy and the value of our properties

     We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including Boston, Chicago, New York, San Diego, San Francisco, Los Angeles and Washington D.C.  As a result, some of our tenants in these markets may choose to relocate to other markets that may be perceived to be less likely targets of future terrorist activity.  This could result in an overall decrease in the occupancy of our properties.  In addition, terrorist attacks could also result in significant damages to, or loss of, our properties, which could exceed our insurance coverage.

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

The new Presidential Administration may propose substantial changes to fiscal and tax policies that, if enacted, may adversely affect REITs and our business

     The recently inaugurated U.S. President and his Administration have called for substantial changes to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of such tax reform to REITs or to our business.  It is possible that any comprehensive tax reform could adversely affect REITs in general or our business specifically.  Until any such tax reform changes are enacted, we will not know whether we will benefit from, or will be negatively affected by, such changes.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices in Canada, the United Kingdom and Luxembourg and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2016 (dollars in thousands and annualized revenues adjusted for timing of investment):

	Triple-Net			Seniors Housing Operating
Property Location	Number of Properties	Total Investment	Annualized Revenues	Number of Properties	Total Investment	Annualized Revenues
Alabama	4	$35,149	$3,856	-	$-	$-
Arizona	2	26,126	2,237	4	60,346	22,075
California	28	506,530	54,595	69	2,564,855	585,482
Colorado	7	241,603	21,311	5	140,940	40,800
Connecticut	14	178,295	21,102	15	391,695	126,697
District Of Columbia	-	-	-	1	63,194	14,544
Delaware	6	105,106	15,537	1	21,160	6,268
Florida	34	585,009	48,896	6	550,064	78,566
Georgia	8	98,973	11,019	7	122,512	36,955
Iowa	4	56,783	5,346	1	32,434	10,068
Idaho	2	32,254	3,564	-	-	-
Illinois	12	259,844	25,446	14	448,055	114,224
Indiana	37	519,632	54,568	-	-	-
Kansas	29	267,942	24,639	3	70,132	17,262
Kentucky	7	74,482	10,037	2	38,805	13,096
Louisiana	3	20,260	3,369	2	50,879	12,278
Massachusetts	21	226,246	31,814	39	1,159,025	224,522
Maryland	8	144,638	8,829	4	153,359	47,671
Maine	-	-	-	2	49,790	17,831
Michigan	6	99,727	9,989	5	110,532	26,436
Minnesota	9	205,989	17,162	4	113,982	23,538
Missouri	2	28,164	870	4	134,202	20,225
Mississippi	3	27,446	3,241	-	-	-
Montana	1	6,050	959	-	-	-
North Carolina	49	359,869	33,706	1	40,413	7,181
Nebraska	4	32,988	4,067	-	-	-
New Hampshire	4	52,757	19,578	4	118,242	28,647
New Jersey	56	1,238,636	131,635	8	239,091	65,946
New Mexico	-	-	-	1	18,606	1,496
Nevada	5	83,529	12,519	2	36,658	10,576
New York	9	197,196	38,570	11	468,303	85,404
Ohio	28	222,137	41,569	4	193,825	37,672
Oklahoma	19	175,095	13,864	2	40,441	3,864
Oregon	10	76,035	6,741	-	-	-
Pennsylvania	31	911,973	90,347	6	81,188	39,484
Rhode Island	-	-	4,603	3	60,107	20,290
South Carolina	5	33,116	5,656	-	-	-
Tennessee	4	40,926	3,600	2	50,044	15,624
Texas	47	631,977	66,283	20	593,826	118,877
Utah	2	30,908	2,533	1	16,892	10,796
Virginia	13	181,903	19,166	2	37,677	11,252
Vermont	-	-	2,680	1	27,428	6,405
Washington	24	444,970	45,324	12	410,424	74,123
Wisconsin	8	130,602	15,138	-	-	-
West Virginia	4	68,678	19,591	-	-	-
Total domestic	569	8,659,543	955,556	268	8,709,126	1,976,175

Canada	6	153,544	10,530	104	2,058,447	427,444
United Kingdom	56	996,194	88,262	48	1,291,441	273,270
Total international	62	1,149,738	98,792	152	3,349,888	700,714

Grand total	631	$9,809,281	$1,054,348	420	$12,059,014	$2,676,889

	Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues
Alaska	1	$21,859	$2,562
Alabama	3	30,531	5,233
Arkansas	1	22,845	2,079
Arizona	4	65,537	8,466
California	29	841,277	80,417
Colorado	3	29,924	4,097
Connecticut	1	41,153	2,318
Florida	33	400,031	48,218
Georgia	10	175,245	24,572
Iowa	1	6,794	1,653
Illinois	5	51,613	8,920
Indiana	8	146,612	18,383
Kansas	7	75,300	12,673
Kentucky	1	7,677	752
Maryland	5	85,994	13,394
Maine	1	20,470	2,980
Michigan	2	22,315	1,931
Minnesota	8	172,680	28,877
Missouri	7	142,631	18,383
North Carolina	3	55,776	7,199
Nebraska	2	35,186	5,465
New Hampshire	1	14,009	806
New Jersey	7	205,118	42,169
New Mexico	3	33,235	3,715
Nevada	5	45,069	4,194
New York	8	102,417	6,849
Ohio	7	67,209	11,365
Oklahoma	2	24,987	3,262
Oregon	1	9,506	1,575
South Carolina	1	25,853	2,138
Tennessee	7	78,058	10,499
Texas	53	891,821	97,226
Virginia	2	33,073	5,103
Washington	6	179,100	20,751
Wisconsin	20	267,226	27,991
Total domestic	258	4,428,131	536,215

United Kingdom	4	267,204	23,849
Grand total	262	$4,695,335	$560,064

The following table sets forth occupancy, coverages and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Coverages(1,2)		Average Annualized Revenues(3)
	2016	2015	2016	2015	2016	2015
Triple-net(4)	86.5%	87.2%	1.43x	1.49x	$16,841	$15,966	per bed/unit
Seniors housing operating(5)	88.7%	91.2%	n/a	n/a	59,627	60,260	per unit
Outpatient medical(6)	94.7%	95.1%	n/a	n/a	33	32	per sq. ft.

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

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2016 (dollars in thousands):

	Expiration Year
	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Thereafter

Triple-net:
Properties	30	51	0	14	12	7	4	5	61	32	368
Base rent(1)	$12,936	$37,120	$0	$17,740	$24,906	$7,295	$4,175	$11,076	$72,866	$64,361	$665,719
% of base rent	1.4%	4.0%	0.0%	1.9%	2.7%	0.8%	0.5%	1.2%	7.9%	7.0%	72.5%
Units	1,165	3,151	0	1,225	2,289	690	317	762	4,538	3,724	39,644
% of units	2.0%	5.5%	0.0%	2.1%	4.0%	1.2%	0.6%	1.3%	7.9%	6.5%	68.9%

Outpatient medical:
Square feet	1,253,812	923,728	1,171,476	1,153,444	1,442,424	2,297,626	1,168,037	1,347,883	669,305	1,064,151	3,684,305
Base rent(1)	$32,570	$23,952	$30,651	$30,505	$38,660	$48,713	$28,635	$37,287	$18,552	$27,262	$83,817
% of base rent	8.1%	6.0%	7.7%	7.6%	9.7%	12.2%	7.1%	9.3%	4.6%	6.8%	20.9%
Leases	337	263	296	259	255	222	171	100	91	119	125
% of leases	15.1%	11.8%	13.2%	11.6%	11.4%	9.9%	7.6%	4.5%	4.1%	5.3%	5.5%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

Item 3.  Legal Proceedings

     From time to time, there are various legal proceedings pending against us that arise in the ordinary course of our business.  Management does not believe that the resolution of any of these legal proceedings either individually or in the aggregate will have a material adverse effect on our business, results of operations or financial condition.  Despite management’s view of the ultimate resolution of these legal proceedings, we may have significant legal expenses and costs associated with the defense of such matters.  Further, management cannot predict the outcome of these legal proceedings and if management’s expectation regarding such matters is not correct, such proceedings could have a material adverse effect on our business, results of operations or financial condition.

     From time to time, we are party to certain legal proceedings for which third parties, such as tenants, operators and/or managers are contractually obligated to indemnify, defend and hold us harmless.  In some of these matters, the indemnitors have insurance for the potential damages.  In other matters, we are being defended by tenants and other obligated third parties and these indemnitors may not have sufficient insurance, assets, income or resources to satisfy their defense and indemnification obligations to us.  The unfavorable resolution of such legal proceedings could, individually or in the aggregate, materially adversely affect the indemnitors’ ability to satisfy their respective obligations to us, which, in turn, could have a material adverse effect on our business, results of operations or financial condition.  It is management’s opinion that there are currently no such legal proceedings pending that will, individually or in the aggregate, have such a material adverse effect.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 5,066 stockholders of record as of January 31, 2017. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange (NYSE:HCN), and common dividends paid per share:

	Sales Price		Dividends Paid
	High	Low	Per Share
2016
First Quarter	$70.45	$52.80	$0.86
Second Quarter	76.24	66.55	0.86
Third Quarter	80.19	72.34	0.86
Fourth Quarter	74.85	59.39	0.86

2015
First Quarter	$84.88	$73.20	$0.825
Second Quarter	79.60	65.48	0.825
Third Quarter	70.22	61.00	0.825
Fourth Quarter	71.25	58.21	0.825

Our Board of Directors has approved a new quarterly cash dividend rate of $0.87 per share of common stock per quarter, commencing with the February 2017 dividend. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2016, 161 companies comprised the FTSE NAREIT Equity Index. The Index consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2011 equals $100 and dividends are assumed to be reinvested.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
S & P 500	100.00	116.00	153.57	174.60	177.01	198.18
Welltower Inc.	100.00	118.21	108.27	160.79	151.58	156.69
FTSE NAREIT Equity	100.00	118.06	120.97	157.43	162.46	176.30

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	-	$-
November 1, 2016 through November 30, 2016	145	62.33
December 1, 2016 through December 31, 2016	37,916	66.93
Totals	38,061	$66.90

(1) During the three months ended December 31, 2016, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2016 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2012	2013	2014	2015	2016
Operating Data
Revenues	$1,805,044	$2,880,608	$3,343,546	$3,859,826	$4,281,160
Expenses	1,619,132	2,778,363	2,959,333	3,223,709	3,571,907
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	185,912	102,245	384,213	636,117	709,253
Income tax (expense) benefit	(7,612)	(7,491)	1,267	(6,451)	19,128
Income (loss) from unconsolidated entities	2,482	(8,187)	(27,426)	(21,504)	(10,357)
Income from continuing operations	180,782	86,567	358,054	608,162	718,024
Income from discontinued operations, net	114,058	51,713	7,135	-	-
Gain (loss) on real estate dispositions, net	-	-	147,111	280,387	364,046
Net income	294,840	138,280	512,300	888,549	1,082,070
Preferred stock dividends	69,129	66,336	65,408	65,406	65,406
Preferred stock redemption charge	6,242	-	-	-	-
Net income (loss) attributable to noncontrolling interests	(2,415)	(6,770)	147	4,799	4,267
Net income attributable to common stockholders	$221,884	$78,714	$446,745	$818,344	$1,012,397

Other Data
Average number of common shares outstanding:
Basic	224,343	276,929	306,272	348,240	358,275
Diluted	225,953	278,761	307,747	349,424	360,227

Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.48	$0.10	$1.44	$2.35	$2.83
Discontinued operations, net	0.51	0.19	0.02	-	-
Net income attributable to common stockholders *	$0.99	$0.28	$1.46	$2.35	$2.83
Diluted:
Income from continuing operations attributable to common stockholders	$0.48	$0.10	$1.43	$2.34	$2.81
Discontinued operations, net	0.50	0.19	0.02	-	-
Net income attributable to common stockholders *	$0.98	$0.28	$1.45	$2.34	$2.81

Cash distributions per common share	$2.96	$3.06	$3.18	$3.30	$3.44

	December 31,
Balance Sheet Data	2012	2013	2014	2015	2016
Net real estate investments	$17,423,009	$21,680,221	$22,851,196	$26,888,685	$26,563,629
Total assets	19,491,552	23,026,666	24,962,923	29,023,845	28,865,184
Total long-term obligations	8,474,342	10,594,723	10,776,640	12,967,686	12,358,245
Total liabilities	8,936,441	11,235,296	11,403,465	13,664,877	13,185,279
Total preferred stock	1,022,917	1,017,361	1,006,250	1,006,250	1,006,250
Total equity	10,520,519	11,756,331	13,473,049	15,175,885	15,281,472

* Amounts may not sum due to rounding

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Capital Market Outlook Key Transactions in 2016 Key Performance Indicators, Trends and Uncertainties Corporate Governance	41 41 42 42 43 44

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	44 45 45 46

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	46 48 51 53 55

OTHER

Non-GAAP Financial Measures	56
Critical Accounting Policies	60

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

Executive Summary

Company Overview

     Welltower Inc. (NYSE: HCN), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio for the year ended December 31, 2016 (dollars in thousands):

	Net Operating	Percentage of	Number of
Type of Property	Income (NOI)(1)	NOI	Properties
Triple-net	$1,208,860	50.3%	631
Seniors housing operating	814,114	33.9%	420
Outpatient medical	380,264	15.8%	262
Totals	$2,403,238	100.0%	1,313

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

     Substantially all of our revenues are derived from operating lease rentals, resident fees and services, and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our customers/partners experience operating difficulties and become unable to generate sufficient cash to make payments to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our proactive and comprehensive asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division actively manages and monitors the outpatient medical portfolio with a comprehensive process including review of tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. In monitoring our portfolio, our personnel use a proprietary database to collect and analyze property-specific data. Additionally, we conduct extensive research to ascertain industry trends.  We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility.  When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we are generally able to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.

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

     For the year ended December 31, 2016, rental income and resident fees represented 39% and 59%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At December 31, 2016, we had $419,378,000 of cash and cash equivalents, $187,842,000 of restricted cash and $2,313,122,000 of available borrowing capacity under our primary unsecured credit facility.

Capital Market Outlook

     We believe the capital markets remain supportive of our investment strategy. For the year ended December 31, 2016, we raised $1,235,138,000 in aggregate gross proceeds through the issuance of common stock and unsecured debt. The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility, supported pro rata gross new investments of $3,007,040,000 for the year. We expect attractive investment opportunities to remain available in the future as we continue to leverage the benefits of our relationship investment strategy.

Key Transactions in 2016

          Capital.   In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026, generating approximately $688,560,000 of net proceeds.  In May 2016, we closed on a new primary unsecured credit facility that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility plus an option to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The facility also allows us to borrow up to $1,000,000,000 in alternate currencies.  Based on our current credit ratings, the unsecured revolving credit facility is priced at 0.90% over LIBOR with a 0.15% annual facility fee and the unsecured term credit facilities are priced at 0.95% over LIBOR for the U.S. tranche and CDOR for the Canadian tranche.  The unsecured term credit facilities mature on May 13, 2021 and the unsecured revolving credit facility matures on May 13, 2020. The unsecured revolving credit facility can be extended for two successive terms of six months each at our option.  Also, for the year ended December 31, 2016, we raised $527,530,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).

     Investments. The following summarizes our acquisitions and joint venture investments made during the year ended December 31, 2016 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	14	$450,537	6.7%	$526,814
Seniors housing operating	34	1,680,165	6.2%	1,801,446
Outpatient medical	3	51,434	6.3%	56,386
Totals	51	$2,182,136	6.3%	$2,384,646

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Dispositions. The following summarizes property dispositions made during the year ended December 31, 2016 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	151	$2,288,211	8.8%	$1,773,614
Outpatient medical	7	80,300	7.9%	78,786
Totals	158	$2,368,511	8.8%	$1,852,400

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.48 per common share ($0.87 per share quarterly), as compared to $3.44 per common share for 2016, beginning in February 2017.  The dividend declared for the quarter ended December 31, 2016 represents the 183rd consecutive quarterly dividend payment.

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

	Year Ended December 31,
	2014	2015	2016

Net income attributable to common stockholders	$446,745	$818,344	$1,012,397
Funds from operations attributable to common stockholders	1,174,081	1,409,640	1,593,143
Net operating income from continuing operations	1,940,188	2,237,569	2,404,177
Same store net operating income	1,404,158	1,425,795	1,445,748

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

	Year Ended December 31,
	2014	2015	2016

Net debt to book capitalization ratio	43%	45%	43%
Net debt to undepreciated book capitalization ratio	38%	40%	37%
Net debt to market capitalization ratio	28%	33%	31%

Adjusted interest coverage ratio	3.73x	4.20x	4.19x
Adjusted fixed charge coverage ratio	2.96x	3.32x	3.32x

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

	December 31,
	2014	2015	2016

Property mix:(1)
Triple-net	53%	54%	50%
Seniors housing operating	33%	31%	34%
Outpatient medical	14%	15%	16%

Relationship mix:(1)
Genesis Healthcare	16%	17%	16%
Sunrise Senior Living(2)	15%	13%	13%
Revera	4%	5%	6%
Brookdale Senior Living(2)	9%	7%	6%
Benchmark Senior Living	4%	4%	4%
Remaining customers	52%	54%	55%

Geographic mix:(1)
California	10%	10%	10%
New Jersey	8%	8%	8%
Canada	5%	6%	7%
United Kingdom	7%	9%	7%
Texas	7%	7%	7%
Remaining	63%	60%	61%

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
Beginning cash and cash equivalents	$158,780	$473,726	$314,946	198%	$360,908	$(112,818)	-24%	$202,128	127%
Cash provided from (used in):
Operating activities	1,138,670	1,373,468	234,798	21%	1,628,695	255,227	19%	490,025	43%
Investing activities	(2,126,206)	(3,484,160)	(1,357,954)	64%	(309,503)	3,174,657	-91%	1,816,703	-85%
Financing activities	1,303,172	2,006,449	703,277	54%	(1,240,448)	(3,246,897)	n/a	(2,543,620)	n/a
Effect of foreign currency translation on cash and cash equivalents	(690)	(8,575)	(7,885)	1,143%	(20,274)	(11,699)	136%	(19,584)	2,838%
Ending cash and cash equivalents	$473,726	$360,908	$(112,818)	-24%	$419,378	$58,470	16%	$(54,348)	-11%

     Operating Activities. The change in net cash provided from operating activities is primarily attributable to increases in NOI, which is primarily due to acquisitions, net of dispositions.  Please see “Results of Operations” for further discussion.  For the years ended December 31, 2014, 2015 and 2016, cash flows from operations exceeded cash distributions to stockholders.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable and investments in unconsolidated entities which are summarized above in “Key Transactions in 2016.”  Please refer to Notes 3 and 6 of our consolidated financial statements for additional information.  The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
New development	$197,881	$244,561	$46,680	24%	$403,131	$158,570	65%	$205,250	104%
Recurring capital expenditures, tenant improvements and lease commissions	59,134	64,458	5,324	9%	66,332	1,874	3%	7,198	12%
Renovations, redevelopments and other capital improvements	73,646	123,294	49,648	67%	152,814	29,520	24%	79,168	107%
Total	$330,661	$432,313	$101,652	31%	$622,277	$189,964	44%	$291,616	88%

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

     Financing Activities. The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock, and dividend payments which are summarized above in “Key Transactions in 2016.”  Please refer to Notes 9, 10 and 13 of our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At December 31, 2016, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At December 31, 2016, we had twelve outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of December 31, 2016 (in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Unsecured revolving credit facility(1)	$645,000	$-	$-	$645,000	$-
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,050,000	-	1,050,000	900,000	4,100,000
Canadian Dollar senior unsecured notes(3)	223,447	-	-	223,447	-
Pounds Sterling senior unsecured notes(3)	1,295,385	-	-	-	1,295,385
U.S. Dollar term credit facility	505,000	-	5,000	500,000	-
Canadian Dollar term credit facility(3)	186,206	-	-	186,206	-
Secured debt:(2,3)
Consolidated	3,465,066	550,620	1,321,310	516,038	1,077,098
Unconsolidated	668,282	22,886	153,360	40,919	451,117
Contractual interest obligations:(4)
Unsecured revolving credit facility	53,638	10,728	21,455	21,455	-
Senior unsecured notes and term loans(3)	3,386,130	352,450	686,783	578,625	1,768,272
Consolidated secured debt(3)	623,851	132,620	188,243	121,016	181,972
Unconsolidated secured debt(3)	163,201	24,801	49,414	33,968	55,018
Capital lease obligations(5)	93,836	4,731	9,012	8,346	71,747
Operating lease obligations(5)	1,105,992	16,939	34,332	33,457	1,021,264
Purchase obligations(5)	523,099	242,962	277,995	-	2,142
Other long-term liabilities(6)	4,179	1,475	2,704	-	-
Total contractual obligations	$18,992,312	$1,360,212	$3,799,608	$3,808,477	$10,024,015

(1) Relates to our unsecured revolving credit facility with an aggregate commitment of $3,000,000,000. See Note 9 to our consolidated financial statements.
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

Capital Structure

     Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2016, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the Company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

          On May 1, 2015, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan under which we may issue up to 15,000,000 shares of common stock. As of January 31, 2017, 7,737,978 shares of common stock remained available for issuance under this registration statement. We have entered into separate Equity Distribution Agreements with each of UBS Securities LLC, KeyBanc Capital Markets Inc. and Credit Agricole Securities (USA) Inc. relating to the offer and sale from time to time of up to $630,015,000 aggregate amount of our common stock (“Equity Shelf Program”). As of January 31, 2017, we had $170,640,000 of remaining capacity under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	Amount	%	2016	Amount	%	Amount	%

Net income attributable to common stockholders	$446,745	$818,344	$371,599	83%	$1,012,397	$194,053	24%	$565,652	127%
Funds from operations attributable to common stockholders	1,174,081	1,409,640	235,559	20%	1,593,143	183,503	13%	419,062	36%
Adjusted EBITDA	1,813,241	2,091,754	278,513	15%	2,246,507	154,753	7%	433,266	24%
Net operating income from continuing operations	1,940,188	2,237,569	297,381	15%	2,404,177	166,608	7%	463,989	24%
Same store NOI	1,404,158	1,425,795	21,637	2%	1,445,748	19,953	1%	41,590	3%

Per share data (fully diluted):
Net income attributable to common stockholders	$1.45	$2.34	$0.89	61%	$2.81	$0.47	20%	$1.36	94%
Funds from operations attributable to common stockholders	3.82	4.03	0.21	5%	4.42	0.39	10%	0.60	16%

Adjusted interest coverage ratio	3.73x	4.20x	0.47x	13%	4.19x	-0.01x	0%	0.46x	12%
Adjusted fixed charge coverage ratio	2.96x	3.32x	0.36x	12%	3.32x	0.00x	0%	0.36x	12%

     The following table represents the changes in outstanding common stock for the period from January 1, 2014 to December 31, 2016 (in thousands):

	Year Ended
	December 31, 2014	December 31, 2015	December 31, 2016	Totals
Beginning balance	289,564	328,790	354,778	289,564
Public offerings	33,925	19,550	-	53,475
Dividend reinvestment plan issuances	4,123	4,024	4,145	12,292
Senior note conversions	259	1,330	-	1,589
Preferred stock conversions	233	-	-	233
Option exercises	498	249	141	888
Equity Shelf Program issuances	-	696	3,135	3,831
Other, net	188	139	403	730
Ending balance	328,790	354,778	362,602	362,602

Average number of shares outstanding:
Basic	306,272	348,240	358,275
Diluted	307,747	349,424	360,227

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Triple-net

     The following is a summary of our NOI for the triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
SSNOI(1)	$536,231	$566,188	$29,957	6%	$575,764	$9,576	2%	$39,533	7%
Non-cash NOI attributable to same store properties(1)	43,448	53,578	10,130	23%	44,215	(9,363)	-17%	767	2%
NOI attributable to non same store properties(2)	447,455	556,040	108,585	24%	588,881	32,841	6%	141,426	32%
NOI	$1,027,134	$1,175,806	$148,672	14%	$1,208,860	$33,054	3%	$181,726	18%

(1) Change is due to increases in cash and non-cash NOI (described below) related to 397 same store properties.
(2) Change is primarily due to the acquisition of 144 properties and the conversion of 26 construction projects into revenue-generating properties subsequent to January 1, 2014.

    The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
Revenues:
Rental income	$992,638	$1,094,827	$102,189	10%	$1,112,325	$17,498	2%	$119,687	12%
Interest income	32,255	74,108	41,853	130%	90,476	16,368	22%	58,221	181%
Other income	2,973	6,871	3,898	131%	6,059	(812)	-12%	3,086	104%
	1,027,866	1,175,806	147,940	14%	1,208,860	33,054	3%	180,994	18%
Property operating expenses	732	-	(732)	-100%	-	-	n/a	(732)	-100%
Net operating income from continuing operations (NOI)	1,027,134	1,175,806	148,672	14%	1,208,860	33,054	3%	181,726	18%
Other expenses:
Interest expense	32,135	28,384	(3,751)	-12%	21,370	(7,014)	-25%	(10,765)	-33%
Loss (gain) on derivatives, net	(1,770)	(58,427)	(56,657)	3,201%	68	58,495	-100%	1,838	-104%
Depreciation and amortization	273,296	288,242	14,946	5%	297,197	8,955	3%	23,901	9%
Transaction costs	45,146	53,195	8,049	18%	10,016	(43,179)	-81%	(35,130)	-78%
Loss (gain) on extinguishment of debt, net	98	10,095	9,997	10,201%	863	(9,232)	-91%	765	781%
Provision for loan losses	-	-	-	n/a	6,935	6,935	n/a	6,935	n/a
Impairment of assets	-	2,220	2,220	n/a	20,169	17,949	809%	20,169	n/a
Other expenses	8,825	35,648	26,823	304%	-	(35,648)	-100%	(8,825)	-100%
	357,730	359,357	1,627%		356,618	(2,739)	-1%	(1,112)	0%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	669,404	816,449	147,045	22%	852,242	35,793	4%	182,838	27%
Income tax benefit (expense)	6,141	(4,244)	(10,385)	n/a	(1,087)	3,157	-74%	(7,228)	-118%
Income (loss) from unconsolidated entities	5,423	8,260	2,837	52%	9,767	1,507	18%	4,344	80%
Income from continuing operations	680,968	820,465	139,497	20%	860,922	40,457	5%	179,954	26%
Discontinued operations, net	7,135	-	(7,135)	-100%	-	-	n/a	(7,135)	-100%
Gain (loss) on real estate dispositions, net	146,205	86,261	(59,944)	-41%	355,394	269,133	312%	209,189	143%
Net income	834,308	906,726	72,418	9%	1,216,316	309,590	34%	382,008	46%
Less: Net income attributable to noncontrolling interests	1,874	6,348	4,474	239%	1,221	(5,127)	-81%	(653)	-35%
Net income attributable to common stockholders	$832,434	$900,378	$67,944	8%	$1,215,095	$314,717	35%	$382,661	46%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed triple-net properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.  Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2016, we had no lease renewals but we had 26 leases with rental rate increasers ranging from 0.07% to 0.60% in our triple-net portfolio.

The increase in interest income is attributable to higher loan volume in the current year, which includes first mortgage loans to Genesis Healthcare.  The decrease in other income is due to the receipt of an early prepayment fee in 2015 related to a real estate loan receivable.

During the year ended December 31, 2016, we completed two triple-net construction projects totaling $46,094,000 or $251,880 per bed/unit and one expansion project totaling $2,879,000. The following is a summary of triple-net construction projects pending as of December 31, 2016 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Raleigh, NC	225	$95,700	$83,566	1Q17
Livingston, NJ	120	53,439	37,566	1Q17
Edmond, OK	142	27,300	23,881	1Q17
Tulsa, OK	145	28,500	19,197	1Q17
Lititz, PA	80	15,200	13,867	1Q17
Lancaster, PA	80	15,875	12,778	1Q17
Piscataway, NJ	124	40,800	34,924	2Q17
Bracknell, England	64	15,573	10,394	2Q17
Alexandria,VA	116	60,156	20,918	1Q18
Total	1,096	$352,543	$257,091

     Total interest expense represents secured debt interest expense and gains and losses on forward exchange contracts.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2015		December 31, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$587,136	5.394%	$670,769	5.337%	$554,014	5.488%
Debt issued	-	0.000%	-	0.000%	166,155	2.205%
Debt assumed	120,352	5.404%	44,142	5.046%	-	0.000%
Debt extinguished	(22,970)	6.235%	(132,545)	4.695%	(118,500)	5.562%
Foreign currency	(2,180)	5.317%	(15,633)	5.315%	3,157	5.247%
Principal payments	(11,569)	5.564%	(12,719)	5.450%	(10,627)	5.682%
Ending balance	$670,769	5.337%	$554,014	5.488%	$594,199	4.580%

Monthly averages	$596,941	5.381%	$551,803	5.518%	$497,213	5.414%

In April 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis Healthcare Corporation.  In conjunction with this transaction, we received the option to acquire an ownership interest in Genesis Healthcare.  In February 2015, Genesis Healthcare closed on a transaction to merge with Skilled Healthcare Group to become a publicly traded company which required us to record the value of the derivative asset due to the net settlement feature.  This event resulted in $58,427,000 gain. During the fourth quarter of 2015, the cost basis of this investment exceeded the fair value.  Management performed an assessment to determine whether the decline in fair value was other than temporary and concluded that it was.  As a result, we recognized an other than temporary impairment charge of $35,648,000 which is recorded in other expense.

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

During the year ended December 31, 2016, we recorded a provision for loan loss related to the restructuring of two first mortgage loans.  During the years ended December 31, 2014 and 2015, we did not record a provision for loan loss or record loan write-offs.  The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies” and Note 6 to our consolidated financial statements.

A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner.  Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI for the seniors housing operating segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
SSNOI(1)	$625,732	$614,044	$(11,688)	-2%	$619,850	$5,806	1%	$(5,882)	-1%
Non-cash NOI attributable to same store properties	(1,044)	(1,003)	41	-4%	(2,404)	(1,401)	140%	(1,360)	130%
NOI attributable to non same store properties(2)	6,575	88,221	81,646	1,242%	196,668	108,447	123%	190,093	2,891%
NOI	$631,263	$701,262	$69,999	11%	$814,114	$112,852	16%	$182,851	29%

(1) Relates to 278 same store properties.
(2) Primarily due to the acquisition of 137 properties subsequent to January 1, 2014.

The following is a summary of our results of operations for the seniors housing operating segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
Revenues:
Resident fees and services	$1,892,237	$2,158,031	$265,794	14%	$2,504,731	$346,700	16%	$612,494	32%
Interest income	2,119	4,180	2,061	97%	4,180	-	0%	2,061	97%
Other income	3,215	6,060	2,845	88%	17,085	11,025	182%	13,870	431%
	1,897,571	2,168,271	270,700	14%	2,525,996	357,725	16%	628,425	33%
Property operating expenses	1,266,308	1,467,009	200,701	16%	1,711,882	244,873	17%	445,574	35%
Net operating income from continuing operations (NOI)	631,263	701,262	69,999	11%	814,114	112,852	16%	182,851	29%
Other expenses:
Interest expense	64,130	70,388	6,258	10%	81,853	11,465	16%	17,723	28%
Loss (gain) on derivatives, net	275	-	(275)	-100%	-	-	n/a	(275)	-100%
Depreciation and amortization	418,199	351,733	(66,466)	-16%	415,429	63,696	18%	(2,770)	-1%
Transaction costs	16,880	54,966	38,086	226%	29,207	(25,759)	-47%	12,327	73%
Loss (gain) on extinguishment of debt, net	383	(195)	(578)	-151%	(88)	107	-55%	(471)	-123%
Impairment of assets	-	-	-	n/a	12,403	12,403	n/a	12,403	n/a
Other expenses	1,437	-	(1,437)	-100%	-	-	n/a	(1,437)	-100%
	501,304	476,892	(24,412)	-5%	538,804	61,912	13%	37,500	7%
(Loss) income from continuing operations before income from unconsolidated entities	129,959	224,370	94,411	73%	275,310	50,940	23%	145,351	112%
Income tax expense	(3,047)	986	4,033	-132%	(3,762)	(4,748)	-482%	(715)	23%
(Loss) income from unconsolidated entities	(38,204)	(32,672)	5,532	-14%	(20,442)	12,230	-37%	17,762	-46%
Net income (loss)	88,708	192,684	103,976	117%	251,106	58,422	30%	162,398	183%
Less: Net income (loss) attributable to noncontrolling interests	(2,335)	(1,438)	897	-38%	2,292	3,730	-259%	4,627	-198%
Net income (loss) attributable to common stockholders	$91,043	$194,122	$103,079	113%	$248,814	$54,692	28%	$157,771	173%

      Fluctuations in revenues and property operating expenses are primarily a result of acquisitions and the movement of U.S. and foreign currency exchange rates.  The increase in other income for the year ended December 31, 2016 is primarily a result of insurance proceeds received relating to a property as well as a bargain purchase gain recognized in conjunction with a single property acquisition.  The fluctuations in depreciation and amortization are due to the net impact of acquisitions and variations in amortization of short-lived intangible assets.  To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.  Losses from unconsolidated entities are primarily attributable to depreciation and amortization of short-lived

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

intangible assets related to our investments in unconsolidated joint ventures with Chartwell in 2012, Sunrise in 2013 and Senior Resource Group in 2014.

     During the year ended December 31, 2016, we completed one seniors housing operating construction project representing $18,979,000 or $210,878 per unit plus one expansion project representing $8,484,000.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of December 31, 2016 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Camberley, England	12	$3,487	$3,436	1Q17
Chertsey, England	93	38,160	18,727	1Q18
Bushey, England	95	48,861	16,949	2Q18
Total	200	$90,508	39,112
New York, NY	Project in planning stage		126,781
			$165,893

      Interest expense represents secured debt interest expense.  Please refer to Note 10 to our consolidated financial statements for additional information. The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2015		December 31, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,714,714	4.622%	$1,654,531	4.422%	$2,290,552	3.958%
Debt issued	109,503	3.374%	228,685	2.776%	293,860	2.895%
Debt assumed	18,484	4.359%	842,316	3.420%	60,898	4.301%
Debt extinguished	(114,793)	3.626%	(285,599)	4.188%	(159,498)	3.656%
Foreign currency	(39,379)	3.727%	(110,691)	3.625%	26,549	3.483%
Principal payments	(33,998)	4.296%	(38,690)	4.126%	(49,112)	3.888%
Ending balance	$1,654,531	4.422%	$2,290,552	3.958%	$2,463,249	3.936%

Monthly averages	$1,657,416	4.515%	$1,894,609	4.261%	$2,391,706	3.926%

     The fluctuations in gains/losses on debt extinguishments is primarily attributable the volume of extinguishments and terms of the related secured debt.  During the year ended December 31, 2016, we recorded impairment charges totaling $12,403,000 relating to two properties.  Transaction costs represent costs incurred with property acquisitions (including due diligence costs, fees for legal and valuation services, and termination of pre-existing relationships computed based on the fair value of the assets acquired), lease termination fees and other similar costs.  The change in transaction costs from year to year is primarily a function of investment volume.  The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income or loss related to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outpatient Medical

     The following is a summary of our NOI for the outpatient medical segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
SSNOI(1)	$242,195	$245,563	$3,368	1%	$250,134	$4,571	2%	$7,939	3%
Non-cash NOI attributable to same store properties(1)	8,015	5,186	(2,829)	-35%	2,440	(2,746)	-53%	(5,575)	-70%
NOI attributable to non same store properties(2)	30,904	108,661	77,757	252%	127,690	19,029	18%	96,786	313%
NOI	$281,114	$359,410	$78,296	28%	$380,264	$20,854	6%	$99,150	35%

(1) Due to increases in cash and non-cash NOI (described below) related to 176 same store properties.
(2) Primarily due to the acquisition of 54 properties and conversions of construction projects into 17 revenue-generating properties subsequent to January 1, 2013.

The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
Revenues:
Rental income	$413,129	$504,121	$90,992	22%	$536,490	$32,369	6%	$123,361	30%
Interest income	3,293	5,853	2,560	78%	3,307	(2,546)	-43%	14	0%
Other income	1,010	4,684	3,674	364%	5,568	884	19%	4,558	451%
	417,432	514,658	97,226	23%	545,365	30,707	6%	127,933	31%
Property operating expenses	136,318	155,248	18,930	14%	165,101	9,853	6%	28,783	21%
Net operating income from continuing operations (NOI)	281,114	359,410	78,296	28%	380,264	20,854	6%	99,150	35%
Other expenses:
Interest expense	31,050	27,542	(3,508)	-11%	19,087	(8,455)	-31%	(11,963)	-39%
Depreciation and amortization	152,635	186,265	33,630	22%	188,616	2,351	1%	35,981	24%
Transaction costs	7,512	2,765	(4,747)	-63%	3,687	922	33%	(3,825)	-51%
Loss (gain) on extinguishment of debt, net	405	-	(405)	-100%	-	-	n/a	(405)	-100%
Provision for loan losses	-	-	-	n/a	3,280	3,280	n/a	3,280	n/a
Impairment of assets	-	-	-	n/a	4,635	4,635	n/a	4,635	n/a
	191,602	216,572	24,970	13%	219,305	2,733	1%	27,703	14%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	89,512	142,838	53,326	60%	160,959	18,121	13%	71,447	80%
Income tax expense	(1,827)	245	2,072	n/a	(511)	(756)	n/a	1,316	-72%
Income (loss) from unconsolidated entities	5,355	2,908	(2,447)	-46%	318	(2,590)	-89%	(5,037)	-94%
Income from continuing operations	93,040	145,991	52,951	57%	160,766	14,775	10%	67,726	73%
Gain (loss) on real estate dispositions, net	906	194,126	193,220	21,327%	(1,228)	(195,354)	n/a	(2,134)	n/a
Net income (loss)	93,946	340,117	246,171	262%	159,538	(180,579)	-53%	65,592	70%
Less: Net income (loss) attributable to noncontrolling interests	608	(110)	(718)	n/a	768	878	n/a	160	26%
Net income (loss) attributable to common stockholders	$93,338	$340,227	$246,889	265%	$158,770	$(181,457)	-53%	$65,432	70%

The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase.  Revenue from real property that is sold would offset revenue increases and, to the extent that revenues from sold properties exceed those from new acquisitions, we would experience decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

three months ended December 31, 2016, our consolidated outpatient medical portfolio signed 81,930 square feet of new leases and 305,176 square feet of renewals.  The weighted-average term of these leases was eight years, with a rate of $35.61 per square foot and tenant improvement and lease commission costs of $18.23 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 5%.

The increase in other income is primarily attributable to the acquisition of a controlling interest in a portfolio of properties that were historically reported as unconsolidated property investments, and subsequent adjustments made to certain contingent receivables.

During the year ended December 31, 2016, we completed five outpatient medical construction projects representing $108,001,000 or $304 per square foot. The following is a summary of outpatient medical construction projects pending as of December 31, 2016 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Wausau, WI	43,883	$14,100	$13,125	1Q17
Castle Rock, CO	56,822	13,148	7,290	1Q17
Timmonium, MD	46,000	20,996	10,717	2Q17
Howell, MI	56,211	15,509	7,174	2Q17
Brooklyn, NY	140,955	103,624	39,867	1Q18
Total	343,871	$167,377	$78,173

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2014		December 31, 2015		December 31, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$700,427	5.999%	$609,268	5.838%	$627,689	5.177%
Debt assumed	66,113	3.670%	120,959	2.113%	-	0.000%
Debt extinguished	(141,796)	5.567%	(88,182)	5.257%	(210,115)	5.970%
Principal payments	(15,476)	5.797%	(14,356)	5.975%	(13,495)	6.552%
Ending balance	$609,268	5.838%	$627,689	5.177%	$404,079	4.846%

Monthly averages	$626,797	5.928%	$613,155	5.434%	$536,774	5.106%

The increases in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses. Transaction costs represent costs incurred with property acquisitions including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships, a lease termination expense and other similar costs. During the year ended December 31, 2016, we recorded a provision for loan loss related to our critical accounting estimate for the allowance for loan losses discussed in “Critical Accounting Policies” and Note 6 to our consolidated financial statements. In addition, we recognized impairment losses on certain held-for-sale properties as the fair value less estimated costs to sell exceeded our carrying values. Income from unconsolidated entities represents our share of net income or losses related to the periods for which we held a joint venture investment with Forest City Enterprises and certain unconsolidated property investments. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.

A portion of our outpatient medical properties were formed through partnerships.  Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%
Revenues:
Other income	$677	$1,091	$414	61%	$939	$(152)	-14%	$262	39%
Expenses:
Interest expense	353,724	365,855	12,131	3%	399,035	33,180	9%	45,311	13%
Loss (gain) on derivatives, net	-	-	-	n/a	(2,516)	(2,516)	n/a	(2,516)	n/a
General and administrative	142,943	147,416	4,473	3%	155,241	7,825	5%	12,298	9%
Loss (gain) on extinguishments of debt, net	8,672	24,777	16,105	186%	16,439	(8,338)	-34%	7,767	90%
Other expenses	-	10,583	10,583	n/a	11,998	1,415	13%	11,998	n/a
	505,339	548,631	43,292	9%	580,197	31,566	6%	74,858	15%
Loss from continuing operations before income taxes	(504,662)	(547,540)	(42,878)	8%	(579,258)	(31,718)	6%	(74,596)	15%
Income tax expense	-	(3,438)	(3,438)	n/a	24,488	27,926	n/a	24,488	n/a
Net loss	(504,662)	(550,978)	(46,316)	9%	(554,770)	(3,792)	1%	(50,108)	10%
Preferred stock dividends	65,408	65,406	(2)	0%	65,406	-	0%	(2)	0%
Net loss attributable to common stockholders	$(570,070)	$(616,384)	$(46,314)	8%	$(620,176)	$(3,792)	1%	$(50,106)	9%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2014	2015	$	%	2016	$	%	$	%

Senior unsecured notes	$329,352	$341,265	$11,913	4%	$368,775	$27,510	8%	$39,423	12%
Secured debt	460	357	(103)	-22%	310	(47)	-13%	(150)	-33%
Primary unsecured credit facility	8,914	10,812	1,898	21%	16,811	5,999	55%	7,897	89%
Loan expense	14,998	13,421	(1,577)	-11%	13,139	(282)	-2%	(1,859)	-12%
Totals	$353,724	$365,855	$12,131	3%	$399,035	$33,180	9%	$45,311	13%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.  Please refer to Note 10 to our consolidated financial statements for additional information.  The increases in interest expense are attributed to the £500,000,000 Sterling-denominated senior unsecured notes issued in November 2014, the $300,000,000 Canadian-denominated senior unsecured notes issued in November 2015 and the $700,000,000 of 4.25% senior unsecured notes issued in March 2016.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on our primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses for 2014 included $19,688,000 of CEO transition costs.  Excluding these costs, general and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2016, 2015 and 2014 were 3.63%, 3.82% and 3.69%, respectively. The loss on extinguishment of debt in 2015 is primarily due to the early extinguishment of the 2016 senior unsecured notes. The loss on extinguishment of debt in 2016 is due to the early extinguishment of the 2017 senior unsecured notes. Other expenses in 2016 and 2015 included costs associated with the departure of executive officers.  Other expenses in 2015 also included costs associated with the termination of our investment in a strategic outpatient medical partnership.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Non-GAAP Financial Measures

     We believe that net income, as defined by U.S. GAAP, is the most appropriate earnings measurement. However, we consider funds from operations attributable to common stockholders (“FFO”), net operating income from continuing operations (“NOI”), same store NOI (“SSNOI”), EBITDA and Adjusted EBITDA to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means net income attributable to common stockholders, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.

     NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  SSNOI is used to evaluate the operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2015.  Land parcels, loans and sub-leases as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Year Ended December 31,
FFO Reconciliation:	2014	2015	2016
Net income attributable to common stockholders	$446,745	$818,344	$1,012,397
Depreciation and amortization	844,130	826,240	901,242
Impairment of assets	-	2,220	37,207
Loss (gain) on sales of properties, net	(153,522)	(280,387)	(364,046)
Noncontrolling interests	(37,852)	(39,271)	(71,527)
Unconsolidated entities	74,580	82,494	67,667
Funds from operations attributable to common stockholders	$1,174,081	$1,409,640	$1,582,940

Average common shares outstanding:
Basic	306,272	348,240	358,275
Diluted	307,747	349,424	360,227

Per share data:
Net income attributable to common stockholders
Basic	$1.46	$2.35	$2.83
Diluted	1.45	2.34	2.81

Funds from operations attributable to common stockholders
Basic	$3.83	$4.05	$4.42
Diluted	3.82	4.03	4.39

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Interest expense and the provisions for depreciation and amortization include discontinued operations. Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2014	2015	2016
Net income	$512,300	$888,549	$1,082,070
Interest expense	481,196	492,169	521,345
Income tax expense (benefit), net	(1,267)	6,451	(19,128)
Depreciation and amortization	844,130	826,240	901,242
EBITDA	1,836,359	2,213,409	2,485,529
Stock-based compensation expense	32,075	30,844	28,869
Transaction costs	69,538	110,926	42,910
Provision for loan losses	-	-	10,215
Loss (gain) on extinguishment of debt, net	9,558	34,677	17,214
Loss/impairment (gain) on sales of properties, net	(153,522)	(278,167)	(326,839)
Loss (gain) on derivatives, net	(1,495)	(58,427)	(2,448)
CEO transition costs	10,465	-	-
Other expenses	10,262	40,636	7,721
Additional other income	-	(2,144)	(16,664)
Adjusted EBITDA	$1,813,240	$2,091,754	$2,246,507

Adjusted Interest Coverage Ratio:
Interest expense	$481,196	$492,169	$521,345
Capitalized interest	7,150	8,670	16,943
Non-cash interest expense	(2,427)	(2,586)	(1,681)
Total interest	485,919	498,253	536,607
Adjusted EBITDA	$1,813,240	$2,091,754	$2,246,507
Adjusted interest coverage ratio	3.73x	4.20x	4.19x

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$481,196	$492,169	$521,345
Capitalized interest	7,150	8,670	16,943
Non-cash interest expense	(2,427)	(2,586)	(1,681)
Secured debt principal payments	62,280	67,064	74,466
Preferred dividends	65,408	65,406	65,406
Total fixed charges	613,607	630,723	676,479
Adjusted EBITDA	$1,813,240	$2,091,754	$2,246,507
Adjusted fixed charge coverage ratio	2.96x	3.32x	3.32x

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliation of NOI and SSNOI to net operating income from continuing operations, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollar amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2014	2015	2016
Total revenues:
Triple-net	$1,027,866	$1,175,806	$1,208,860
Seniors housing operating	1,897,571	2,168,271	2,525,996
Outpatient medical	417,432	514,658	545,365
Non-segment/corporate	677	1,091	939
Total revenues	3,343,546	3,859,826	4,281,160
Property operating expenses:
Triple-net	732	-	-
Seniors housing operating	1,266,308	1,467,009	1,711,882
Outpatient medical	136,318	155,248	165,101
Total property operating expenses	1,403,358	1,622,257	1,876,983
Net operating income:
Triple-net	1,027,134	1,175,806	1,208,860
Seniors housing operating	631,263	701,262	814,114
Outpatient medical	281,114	359,410	380,264
Non-segment/corporate	677	1,091	939
Net operating income from continuing operations	$1,940,188	$2,237,569	$2,404,177

	Year Ended December 31,
Same Store NOI Reconciliation:	2014	2015	2016
Net operating income from continuing operations:
Triple-net	$1,027,134	$1,175,806	$1,208,860
Seniors housing operating	631,263	701,262	814,114
Outpatient medical	281,114	359,410	380,264
Total	1,939,511	2,236,478	2,403,238
Adjustments:
Triple-net:
Non-cash NOI on same store properties	(43,448)	(53,578)	(44,215)
NOI attributable to non same store properties	(447,455)	(556,040)	(588,881)
Subtotal	(490,903)	(609,618)	(633,096)
Seniors housing operating:
Non-cash NOI on same store properties	1,044	1,003	2,404
NOI attributable to non same store properties	(6,575)	(88,221)	(196,668)
Subtotal	(5,531)	(87,218)	(194,264)
Outpatient medical:
Non-cash NOI on same store properties	(8,015)	(5,186)	(2,440)
NOI attributable to non same store properties	(30,904)	(108,661)	(127,690)
Subtotal	(38,919)	(113,847)	(130,130)
Total	(535,353)	(810,683)	(957,490)
Same store net operating income:
Triple-net	536,231	566,188	575,764
Seniors housing operating	625,732	614,044	619,850
Outpatient medical	242,195	245,563	250,134
Total	$1,404,158	$1,425,795	$1,445,748

Same Store NOI Property Reconciliation:
Total properties	1,313
Acquisitions	(335)
Developments	(44)
Disposals/Held-for-sale	(72)
Segment transitions	(2)
Other(1)	(9)
Same store properties	851
(1) Includes eight land parcels and one loan.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to them.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to our consolidated financial statements for further information on significant accounting policies that impact us and for the impact of new accounting standards, including accounting pronouncements that were issued but not yet adopted by us.

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

Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of: (i) audits conducted by federal, state and international tax authorities, (ii) our ability to qualify as a REIT, (iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations and (iv) changes in tax laws. Adjustments required in any given period are included in income.

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

Allowance for Loan Losses

We maintain an allowance for loan losses in accordance with U.S. GAAP.  The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable.  The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement or if it has been modified in a troubled debt restructuring.  Consistent with this definition, all loans on non-accrual are deemed impaired.  To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status.

The determination of the allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments and principal. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying property.  Any loans with collectability concerns are subjected to a projected payoff valuation.  The valuation is based on the expected future cash flows and/or the estimated fair value of the underlying collateral.  The valuation is compared to the outstanding balance to determine the reserve needed for each loan.  We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral.

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

	December 31, 2016		December 31, 2015
	Principal balance	Fair value change	Principal balance	Fair value change
Senior unsecured notes	$7,568,832	$(521,203)	$7,965,107	$(519,901)
Secured debt	2,489,276	(73,944)	2,757,123	(91,376)
Totals	$10,058,108	$(595,147)	$10,722,230	$(611,277)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At December 31, 2016, we had $2,311,996,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $23,120,000. At December 31, 2015, we had $2,236,733,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,367,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the year ended December 31, 2016, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $2,000,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed, excluding cross currency hedge activity (dollars in thousands):

	December 31, 2016		December 31, 2015
	Carrying value	Fair value change	Carrying value	Fair value change
Foreign currency exchange contracts	$87,962	$722	$117,452	$1,915
Debt designated as hedges	1,481,591	13,000	1,728,979	13,000
Totals	$1,569,553	$13,722	$1,846,431	$14,915

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Welltower Inc.

     We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Welltower Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Welltower Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

                                    /s/  Ernst & Young LLP

Toledo, Ohio

February 22, 2017

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

	December 31,	December 31,
	2016	2015
Assets	(In thousands)
Real estate investments:
Real property owned:
Land and land improvements	$2,591,071	$2,563,445
Buildings and improvements	24,496,153	25,522,542
Acquired lease intangibles	1,402,884	1,350,585
Real property held for sale, net of accumulated depreciation	1,044,859	169,950
Construction in progress	506,091	258,968
Gross real property owned	30,041,058	29,865,490
Less accumulated depreciation and amortization	(4,093,494)	(3,796,297)
Net real property owned	25,947,564	26,069,193
Real estate loans receivable	622,628	819,492
Less allowance for losses on loans receivable	(6,563)	-
Net real estate loans receivable	616,065	819,492
Net real estate investments	26,563,629	26,888,685
Other assets:
Investments in unconsolidated entities	457,138	542,281
Goodwill	68,321	68,321
Cash and cash equivalents	419,378	360,908
Restricted cash	187,842	61,782
Straight-line receivable	342,578	395,562
Receivables and other assets	826,298	706,306
Total other assets	2,301,555	2,135,160
Total assets	$28,865,184	$29,023,845

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$645,000	$835,000
Senior unsecured notes	8,161,619	8,548,055
Secured debt	3,477,699	3,509,142
Capital lease obligations	73,927	75,489
Accrued expenses and other liabilities	827,034	697,191
Total liabilities	13,185,279	13,664,877

Redeemable noncontrolling interests	398,433	183,083

Equity:
Preferred stock	1,006,250	1,006,250
Common stock	363,071	354,811
Capital in excess of par value	16,999,691	16,478,300
Treasury stock	(54,741)	(44,372)
Cumulative net income	4,803,575	3,725,772
Cumulative dividends	(8,144,981)	(6,846,056)
Accumulated other comprehensive income (loss)	(169,531)	(88,243)
Other equity	3,059	4,098
Total Welltower Inc. stockholders’ equity	14,806,393	14,590,560
Noncontrolling interests	475,079	585,325
Total equity	15,281,472	15,175,885
Total liabilities and equity	$28,865,184	$29,023,845

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$1,648,815	$1,598,948	$1,405,767
Resident fees and services	2,504,731	2,158,031	1,892,237
Interest income	97,963	84,141	37,667
Other income	29,651	18,706	7,875
Total revenues	4,281,160	3,859,826	3,343,546
Expenses:
Interest expense	521,345	492,169	481,039
Property operating expenses	1,876,983	1,622,257	1,403,358
Depreciation and amortization	901,242	826,240	844,130
General and administrative	155,241	147,416	142,943
Transaction costs	42,910	110,926	69,538
Loss (gain) on derivatives, net	(2,448)	(58,427)	(1,495)
Loss (gain) on extinguishment of debt, net	17,214	34,677	9,558
Provision for loan losses	10,215	-	-
Impairment of assets	37,207	2,220	-
Other expenses	11,998	46,231	10,262
Total expenses	3,571,907	3,223,709	2,959,333
Income from continuing operations before income taxes
and income from unconsolidated entities	709,253	636,117	384,213
Income tax (expense) benefit	19,128	(6,451)	1,267
Income (loss) from unconsolidated entities	(10,357)	(21,504)	(27,426)
Income from continuing operations	718,024	608,162	358,054
Discontinued operations:
Gain (loss) on sales of properties, net	-	-	6,411
Income (loss) from discontinued operations, net	-	-	724
Discontinued operations, net	-	-	7,135
Gain (loss) on real estate dispositions, net	364,046	280,387	147,111
Net income	1,082,070	888,549	512,300
Less: Preferred stock dividends	65,406	65,406	65,408
Less: Net income (loss) attributable to noncontrolling interests(1)	4,267	4,799	147

Net income attributable to common stockholders	$1,012,397	$818,344	$446,745

Average number of common shares outstanding:
Basic	358,275	348,240	306,272
Diluted	360,227	349,424	307,747

Earnings per share:
Basic:
Income from continuing operations attributable to common
stockholders, including real estate dispositions	$2.83	$2.35	$1.44
Discontinued operations, net	-	-	0.02
Net income attributable to common stockholders*	$2.83	$2.35	$1.46

Diluted:
Income from continuing operations attributable to common
stockholders, including real estate dispositions	$2.81	$2.34	$1.43
Discontinued operations, net	-	-	0.02
Net income attributable to common stockholders*	$2.81	$2.34	$1.45

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net income	$1,082,070	$888,549	$512,300

Other comprehensive income (loss):
Unrecognized gain/(loss) on equity investments	5,120	-	389
Unrecognized gain/(loss) on cash flow hedges	1,414	(766)	4,409
Unrecognized actuarial gain/(loss)	190	246	(137)
Foreign currency translation gain/(loss)	(85,557)	(46,679)	(71,964)
Total other comprehensive income (loss)	(78,833)	(47,199)	(67,303)

Total comprehensive income	1,003,237	841,350	444,997
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	6,722	(31,166)	(14,678)
Total comprehensive income attributable to stockholders	$996,515	$872,516	$459,675

(1) Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY

WELLTOWER INC. AND SUBSIDIARIES

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income	Equity	Interests	Total
Balances at December 31, 2013	$1,017,361	$289,461	$12,418,520	$(21,263)	$2,329,869	$(4,600,854)	$(24,531)	$6,020	$341,748	$11,756,331
Comprehensive income:
Net income					512,153				(342)	511,811
Other comprehensive income:							(52,478)		(14,825)	(67,303)
Total comprehensive income										444,508
Net change in noncontrolling interests			(17,653)						(28,685)	(46,338)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		337	22,710	(13,978)				(1,425)		7,644
Net proceeds from sale of common stock		38,546	2,305,322							2,343,868
Equity component of convertible debt		258	935							1,193
Conversion of preferred stock	(11,111)	233	10,878							-
Option compensation expense								912		912
Cash dividends paid:
Common stock cash dividends						(969,661)				(969,661)
Preferred stock cash dividends						(65,408)				(65,408)
Balances at December 31, 2014	1,006,250	328,835	14,740,712	(35,241)	2,842,022	(5,635,923)	(77,009)	5,507	297,896	13,473,049
Comprehensive income:
Net income					883,750				4,878	888,628
Other comprehensive income:							(11,234)		(35,965)	(47,199)
Total comprehensive income										841,429
Net change in noncontrolling interests			(23,077)						318,516	295,439
Amounts related to issuance of common stock
incentive plans, net of forfeitures		126	25,053	(9,131)				(2,107)		13,941
Net proceeds from sale of common stock		24,520	1,730,181							1,754,701
Equity component of convertible debt		1,330	5,431							6,761
Option compensation expense								698		698
Cash dividends paid:
Common stock cash dividends						(1,144,727)				(1,144,727)
Preferred stock cash dividends						(65,406)				(65,406)
Balances at December 31, 2015	1,006,250	354,811	16,478,300	(44,372)	3,725,772	(6,846,056)	(88,243)	4,098	585,325	15,175,885
Comprehensive income:
Net income					1,077,803				9,277	1,087,080
Other comprehensive income:							(81,288)		2,455	(78,833)
Total comprehensive income										1,008,247
Net change in noncontrolling interests			(51,478)						(121,978)	(173,456)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		839	46,938	(10,369)				(1,305)		36,103
Net proceeds from sale of common stock		7,421	525,931							533,352
Option compensation expense								266		266
Cash dividends paid:
Common stock cash dividends						(1,233,519)				(1,233,519)
Preferred stock cash dividends						(65,406)				(65,406)
Balances at December 31, 2016	$1,006,250	$363,071	$16,999,691	$(54,741)	$4,803,575	$(8,144,981)	$(169,531)	$3,059	$475,079	$15,281,472

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

WELLTOWER INC. AND SUBSIDIARIES

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating activities
Net income	$1,082,070	$888,549	$512,300
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	901,242	826,240	844,130
Other amortization expenses	8,822	4,991	6,971
Provision for loan losses	10,215	-	-
Impairment of assets	37,207	2,220	-
Stock-based compensation expense	28,869	30,844	32,075
Loss (gain) on derivatives, net	(2,448)	(58,427)	(1,495)
Loss (gain) on extinguishment of debt, net	17,214	34,677	9,558
Loss (income) from unconsolidated entities	10,357	21,504	27,426
Rental income in excess of cash received	(83,233)	(115,756)	(74,552)
Amortization related to above (below) market leases, net	322	4,018	739
Loss (gain) on sales of properties, net	(364,046)	(280,387)	(153,522)
Other (income) expense, net	(4,853)	31,979	-
Distributions by unconsolidated entities	1,065	637	9,060
Increase (decrease) in accrued expenses and other liabilities	3,929	(18,099)	(48,381)
Decrease (increase) in receivables and other assets	(18,037)	478	(25,639)
Net cash provided from (used in) operating activities	1,628,695	1,373,468	1,138,670

Investing activities
Cash disbursed for acquisitions	(2,145,590)	(3,364,891)	(2,210,600)
Cash disbursed for capital improvements to existing properties	(219,146)	(187,752)	(132,780)
Cash disbursed for construction in progress	(403,131)	(244,561)	(197,881)
Capitalized interest	(16,943)	(8,670)	(7,150)
Investment in real estate loans receivable	(129,884)	(598,722)	(202,207)
Other investments, net of payments	4,760	(141,994)	(100,033)
Principal collected on real estate loans receivable	249,552	131,830	105,496
Contributions to unconsolidated entities	(101,415)	(160,323)	(353,496)
Distributions by unconsolidated entities	119,723	130,880	57,183
Proceeds from (payments on) derivatives	108,347	106,360	10,269
Decrease (increase) in restricted cash	(125,844)	29,719	(6,072)
Proceeds from sales of real property	2,350,068	823,964	911,065
Net cash provided from (used in) investing activities	(309,503)	(3,484,160)	(2,126,206)

Financing activities
Net increase (decrease) under unsecured credit facilities	(190,000)	835,000	(130,000)
Proceeds from issuance of senior unsecured notes	693,560	1,451,434	773,992
Payments to extinguish senior unsecured notes	(865,863)	(558,830)	(365,188)
Net proceeds from the issuance of secured debt	460,015	228,685	109,503
Payments on secured debt	(563,759)	(573,390)	(341,839)
Net proceeds from the issuance of common stock	534,194	1,755,722	2,343,868
Decrease (increase) in deferred loan expenses	(22,196)	(11,513)	(16,782)
Contributions by noncontrolling interests(1)	148,666	173,018	9,962
Distributions to noncontrolling interests(1)	(134,578)	(50,877)	(43,691)
Acquisitions of noncontrolling interests	-	(5,663)	(1,175)
Cash distributions to stockholders	(1,298,925)	(1,210,133)	(1,035,069)
Other financing activities	(1,562)	(27,004)	(409)
Net cash provided from (used in) financing activities	(1,240,448)	2,006,449	1,303,172

Effect of foreign currency translation on cash and cash equivalents	(20,274)	(8,575)	(690)

Increase (decrease) in cash and cash equivalents	58,470	(112,818)	314,946
Cash and cash equivalents at beginning of period	360,908	473,726	158,780
Cash and cash equivalents at end of period	$419,378	$360,908	$473,726

Supplemental cash flow information:
Interest paid	$541,545	$492,771	$504,165
Income taxes paid	8,011	12,214	18,548

(1)      Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Founded in 1970, we were the first REIT to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

Principles of Consolidation

     The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture (“JV”) entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation. At inception of JV transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  Accounting Standards Codification Topic 810, Consolidations (“ASC 810”), requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance. For investments in JVs, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s).  We assess the limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

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

Restricted Cash

     Restricted cash primarily consists of amounts held by lenders to provide future payments for real estate taxes, insurance, tenant and capital improvements, amounts held in escrow relating to acquisitions we are entitled to receive over a period of time as outlined in the escrow agreement and net proceeds from property sales that were executed as tax-deferred dispositions.  At December 31, 2016, $138,281,000 of sales proceeds is on deposit in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.

Deferred Loan Expenses

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred loan expenses are costs incurred by us in connection with the issuance, assumption and amendments of debt arrangements. Deferred loan expenses related to debt instruments, excluding the primary unsecured credit facility, are recorded as a reduction of the related debt liability.  Deferred loan expenses related to the primary unsecured credit facility are included in other assets.  We amortize these costs over the term of the debt using the straight-line method, which approximates the effective interest method.

Investments in Unconsolidated Entities

     Investments in entities that we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting.  Under the equity method, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs.  To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity.  We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.

Marketable Securities

     We classify marketable securities as available-for-sale.  These securities are carried at their fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss).  When we determine declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

Redeemable Noncontrolling Interests

     Certain noncontrolling interests are redeemable at fair value.  Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and dividends or (ii) the redemption value.  If it is probable that the interests will be redeemed in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately four years.  In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, in the balance sheet.  At December 31, 2016, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $398,433,000 by $70,818,000.

     During the year ended December 31, 2016, we determined that an immaterial portion of our noncontrolling interests related to a 2015 transaction was misclassified in permanent equity rather than temporary equity based on a redemption feature of the partnership agreement.  We have corrected the $114,714,000 misclassification by recording the change in the consolidated statement of equity for the year ended December 31, 2016.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Losses on Loans Receivable

     The allowance for losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to full accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.  Any loans with collectability concerns are subjected to a projected payoff valuation.  The valuation is based on the expected future cash flows and/or the estimated fair value of the underlying collateral.  The valuation is compared to the outstanding balance to determine the reserve needed for each loan.  We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral.

Goodwill

    We account for goodwill in accordance with U.S. GAAP. Goodwill is tested annually for impairment and is tested for impairment

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Immaterial Error Correction

          During the year ended December 31, 2016, we identified and corrected an immaterial mathematical error in the Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013. The error affected only the financial statement line item of “total comprehensive income attributable to stockholders” in the Consolidated Statement of Comprehensive Income.  Total comprehensive income and total accumulated comprehensive income for all periods presented were not impacted.  Additionally, no other line items within any of the other financial statements and none of the footnotes were impacted. The error resulted in an understatement of total comprehensive income attributable to stockholders of $62,332,000, $29,356,000 and $26,534,000 for the years ended December 31, 2015, 2014 and 2013, respectively. See the Consolidated Statement of Comprehensive Income for corrected total comprehensive income attributable to stockholders.

New Accounting Standards

     In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted beginning after December 15, 2016.  A reporting entity may apply the new standard using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach.  We are currently evaluating the impact of the adoption on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.  A significant source of revenue for the Company is generated through leasing arrangements, which are specifically excluded from the new standard.  We expect that the new standard will affect our accounting policies related to non-lease revenue, including certain fees in our RIDEA joint ventures, common area maintenance in our outpatient medical properties and real estate sales.  Under 2014-09, revenue recognition for real estate sales is mainly based on the transfer of control versus current guidance of continuing involvement.  We expect that the new guidance will result in more transactions qualifying as sales of real estate and being recognized at an earlier date than under the current guidance.

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

     In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”) to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments.  Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined.  Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  We adopted ASU 2015-16 on January 1, 2016.  This guidance did not have a significant impact on our consolidated financial statements.

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

     In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  We are currently evaluating the impact of this guidance on our consolidated financial statements.  We believe that the adoption of this standard will likely have a material impact to our consolidated balance sheet for the recognition of certain operating leases as right-of-use assets and lease liabilities.  Our operating lease obligations are described in Note 12 of the consolidated financial statements.  We are in the process of analyzing our lease portfolio and evaluating systems to comply with the standard’s retrospective adoption requirements.

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

     In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business”.  This standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  ASU 2017-01 is

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  A reporting entity must apply ASU 2017-01 using a prospective approach.  Upon adoption, we expect that the majority of our real estate acquisitions will be deemed asset acquisitions rather than business combinations.  We will record identifiable assets acquired, liabilities assumed and any noncontrolling interests associated with any asset acquisitions at cost on a relative fair value basis and will capitalize transaction costs.  Furthermore, contingent considerations associated with asset acquisitions will be recorded when the contingency is resolved.

3. Real Property Acquisitions and Development

    The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their respective fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries.  See Note 2 for information regarding our foreign currency policies.  During the year ended December 31, 2016, we finalized our purchase price allocation of certain previously reported acquisitions and there were no material changes from those previously disclosed.

     Triple-Net Activity

     The following provides our purchase price allocations and other triple-net real property investment activity for the periods presented (in thousands):

		Year Ended December 31,
		2016(1)	2015	2014
	Land and land improvements	$104,754	$95,835	$141,387
	Buildings and improvements	418,633	1,061,431	1,365,638
	Acquired lease intangibles	2,876	4,408	19,196
	Restricted cash	-	6	-
	Receivables and other assets	551	194	4,895
	Total assets acquired(2)	526,814	1,161,874	1,531,116
	Secured debt	-	(47,741)	(130,638)
	Senior unsecured notes	-	-	(48,567)
	Accrued expenses and other liabilities	(3,384)	(2,905)	(9,067)
	Total liabilities assumed	(3,384)	(50,646)	(188,272)
	Noncontrolling interests	(26,771)	(13,465)	-
	Non-cash acquisition related activity(3)	(51,733)	(38,355)	(3,453)
	Cash disbursed for acquisitions	444,926	1,059,408	1,339,391
	Construction in progress additions	181,084	143,140	135,349
	Less: Capitalized interest	(8,729)	(5,699)	(4,582)
Accruals	Foreign currency translation	(3,665)	(167)	421
	Non-cash related activity	-	-	(14,459)
	Cash disbursed for construction in progress	168,690	137,274	116,729
	Capital improvements to existing properties	32,603	45,293	18,901
	Total cash invested in real property, net of cash acquired	$646,219	$1,241,975	$1,475,021

	(1) Includes acquisitions with an aggregate purchase price of $67,847,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
	(2) Excludes $682,000, $16,572,000 and $1,382,000 of cash acquired during the years ended December 31, 2016, 2015 and 2014, respectively.

(3)  For the year ended December 31, 2016, primarily relates to $45,044,000 for the acquisition of assets previously financed as real estate loans receivable and $6,630,000 previously financed as an equity investment.  For the year ended December 31, 2015, primarily relates to $23,288,000 for the acquisition of assets previously financed as real estate loans receivable and $6,743,000 previously financed as equity investments.

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

     The following is a summary of our seniors housing operating real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2016(1)	2015	2014
Land and land improvements	$164,653	$218,581	$57,534
Buildings and improvements	1,518,472	2,367,486	297,314
Acquired lease intangibles	115,643	187,512	12,983
Construction in progress	-	-	27,957
Restricted cash	216	11,798	804
Receivables and other assets	2,462	29,501	9,327
Total assets acquired(2)	1,801,446	2,814,878	405,919
Secured debt	(63,732)	(871,471)	(19,834)
Senior unsecured notes	-	(24,621)	-
Accrued expenses and other liabilities	(23,681)	(81,778)	(17,802)
Total liabilities assumed	(87,413)	(977,870)	(37,636)
Noncontrolling interests	(6,007)	(183,854)	(482)
Non-cash acquisition related activity(3)	(47,065)	-	-
Cash disbursed for acquisitions	1,660,961	1,653,154	367,801
Construction in progress additions	157,845	44,173	12,291
Less: Capitalized interest	(5,793)	(1,740)	(714)
Less: Foreign currency translation	(8,500)	(2,499)	(2,012)
Cash disbursed for construction in progress	143,552	39,934	9,565
Capital improvements to existing properties	138,673	104,308	86,803
Total cash invested in real property, net of cash acquired	$1,943,186	$1,797,396	$464,169

(1) Includes an aggregate purchase price of $1,672,961,000 relating to acquisitions for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $135,000, $30,930,000 and $9,060,000 of cash acquired during the years ended December 31, 2016, 2015 and 2014, respectively.
(3) Primarily relates to the acquisition of assets previously financed as an equity investment.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity

          Accrued contingent consideration related to certain outpatient medical acquisitions was $0, $0 and $27,374,000 as of December 31, 2016, 2015 and 2014, respectively.  The following is a summary of our outpatient medical real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2016(1)	2015	2014
Land and land improvements	$5,738	$223,708	$63,129
Buildings and improvements	46,056	614,770	567,847
Acquired lease intangibles	4,592	45,226	46,661
Receivables and other assets	-	939	-
Total assets acquired(2)	56,386	884,643	677,637
Secured debt	-	(120,977)	(66,113)
Accrued expenses and other liabilities	(1,670)	(7,777)	(22,293)
Total liabilities assumed	(1,670)	(128,754)	(88,406)
Noncontrolling interests	-	(76,535)	(39,987)
Non-cash acquisition related activity	(15,013)(3)	(27,025)(4)	(45,836)(3)
Cash disbursed for acquisitions	39,703	652,329	503,408
Construction in progress additions	113,933	70,560	99,878
Less: Capitalized interest	(3,723)	(1,286)	(1,854)
Accruals(5)	(19,321)	(1,921)	(26,437)
Cash disbursed for construction in progress	90,889	67,353	71,587
Capital improvements to existing properties	47,870	38,151	27,076
Total cash invested in real property, net of cash acquired	$178,462	$757,833	$602,071

(1) Includes acquisitions with an aggregate purchase price of $18,784,000 for which the allocation of the purchase price consideration is preliminary and subject to change.
(2) Excludes $0, $5,522,000 and $0 of cash acquired during the years ended December 31, 2016, 2015 and 2014, respectively.
(3) The non-cash activity relates to the acquisition of assets previously financed as real estate loans. Please refer to Note 6 for additional information.
(4) The non-cash activity relates to the acquisition of a controlling interest in a portfolio of properties that was historically reported as an unconsolidated property investment.
(5) Represents non-cash consideration accruals for amounts to be paid in future periods relating to properties that converted in the periods noted above.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented:

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Development projects:
Triple-net	$46,094	$104,844	$71,569
Seniors housing operating	18,979	19,869	-
Outpatient medical	108,001	16,592	127,290
Total development projects	173,074	141,305	198,859
Expansion projects	11,363	38,808	24,804
Total construction in progress conversions	$184,437	$180,113	$223,663

     At December 31, 2016, future minimum lease payments receivable under operating leases (excluding properties in our seniors housing operating partnerships and excluding any operating expense reimbursements) are as follows (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017	$1,258,565
2018	1,243,041
2019	1,196,065
2020	1,178,410
2021	1,126,074
Thereafter	8,459,291
Totals	$14,461,446

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2016	December 31, 2015
Assets:
In place lease intangibles	$1,252,143	$1,179,537
Above market tenant leases	61,700	67,529
Below market ground leases	61,628	80,224
Lease commissions	27,413	23,295
Gross historical cost	1,402,884	1,350,585
Accumulated amortization	(966,714)	(881,096)
Net book value	$436,170	$469,489

Weighted-average amortization period in years	13.7	13.4

Liabilities:
Below market tenant leases	$89,468	$93,089
Above market ground leases	8,107	7,907
Gross historical cost	97,575	100,996
Accumulated amortization	(52,134)	(46,048)
Net book value	$45,441	$54,948

Weighted-average amortization period in years	15.2	14.5

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Rental income related to above/below market tenant leases, net	$919	$(2,746)	$509
Property operating expenses related to above/below market ground leases, net	(1,241)	(1,272)	(1,248)
Depreciation and amortization related to in place lease intangibles and lease commissions	(132,141)	(115,855)	(214,966)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets	Liabilities
2017	$141,094	$6,544
2018	78,905	5,959
2019	33,228	5,551
2020	22,958	5,074
2021	19,045	4,586
Thereafter	140,940	17,727
Totals	$436,170	$45,441

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, operator or geography).  Impairment of assets, as reflected in our consolidated statements of comprehensive income, primarily represents the charges necessary to adjust the carrying values of certain properties to estimated fair values less costs to sell.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Real property dispositions:
Triple-net	$1,773,614	$356,300	$747,720
Outpatient medical(1)	78,786	181,553	45,695
Land parcels	-	5,724	-
Total dispositions	1,852,400	543,577	793,415
Gain (loss) on sales of real property, net	364,046	280,387	153,522
Net other assets/liabilities disposed	133,622	-	(35,872)
Proceeds from real property sales	$2,350,068	$823,964	$911,065

(1) Dispositions occurring in the year ended December 31, 2015 primarily relate to the disposition of an unconsolidated equity investment with Forest City Enterprises.

During the year ended December 31, 2016, we completed two portfolio dispositions of properties leased to Genesis Healthcare for which we received loans for termination fees relating to the properties sold under the master lease.  At December 31, 2016, $74,445,000 of principal is outstanding on the loans.  The related termination fee income will be deferred and recognized as the principal balance of the loans are repaid.

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

	Year Ended
	December 31,
	2016	2015	2014
Revenues:
Rental income	$310,390	$352,615	$401,640
Expenses:
Interest expense	49,599	64,741	80,893
Property operating expenses	10,846	12,117	14,127
Provision for depreciation	68,280	88,580	111,593
Total expenses	128,725	165,438	206,613
Income (loss) from real estate dispositions, net	$181,665	$187,177	$195,027

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2016	2015
Mortgage loans	$485,735	$635,492
Other real estate loans	136,893	184,000
Totals	$622,628	$819,492

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014

		Outpatient			Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$8,445	$-	$8,445	$530,497	$-	$530,497	$61,730	$60,902	$122,632
Draws on existing loans	118,788	2,651	121,439	65,614	2,611	68,225	59,420	20,155	79,575
Net cash advances on real estate loans	127,233	2,651	129,884	596,111	2,611	598,722	121,150	81,057	202,207
Receipts on real estate loans receivable:
Loan payoffs	275,439	27,303	302,742	121,778	-	121,778	71,004	48,258	119,262
Principal payments on loans	6,867	-	6,867	33,340	-	33,340	31,998	72	32,070
Sub-total	282,306	27,303	309,609	155,118	-	155,118	103,002	48,330	151,332
Less: Non-cash activity(1)	(45,044)	(15,013)	(60,057)	(23,288)	-	(23,288)	-	(45,836)	(45,836)
Net cash receipts on real estate loans	237,262	12,290	249,552	131,830	-	131,830	103,002	2,494	105,496
Net cash advances (receipts) on real estate loans	(110,029)	(9,639)	(119,668)	464,281	2,611	466,892	18,148	78,563	96,711

Change in balance due to foreign currency translation	(14,086)	-	(14,086)	(4,281)	-	(4,281)	(2,852)	-	(2,852)
Loan impairments(2)	-	(3,053)	(3,053)	-	-	-	-	-	-
Net change in real estate loans receivable	$(169,159)	$(27,705)	$(196,864)	$436,712	$2,611	$439,323	$15,296	$32,727	$48,023

(1) Represents an acquisition of assets previously financed as a real estate loan. Please see Note 3 for additional information.
(2) Represents a direct write down of an impaired loan receivable.

     The Company restructured two existing real estate loans in the triple-net segment to Genesis Healthcare.  The two existing loans, with a combined principal balance of $317,000,000, were scheduled to mature in 2017 and 2018.  These loans were restructured into four separate loans effective October 1, 2016.  Each loan has a five year term, a 10% interest rate and 25 basis point annual escalator.  We recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  We expect to collect all principal amounts due under the loans.

     The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$-	$-	$-
Provision for loan losses(1)	6,935	-	-
Change in present value	(372)	-	-
Balance at end of year	$6,563	$-	$-
(1) Excludes direct write down of an impaired loan receivable.

The following is a summary of our loan impairments (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance of impaired loans at end of year	$377,549	$-	$21,000
Allowance for loan losses	6,563	-	-
Balance of impaired loans not reserved	$370,986	$-	$21,000
Average impaired loans for the year	$188,775	$10,500	$10,750
Interest recognized on impaired loans(1)	8,707	-	757

(1) Represents interest recognized in period since loans were identified as impaired.

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

	Percentage Ownership(1)	December 31, 2016	December 31, 2015
Triple-net	10% to 49%	$27,005	$36,351
Seniors housing operating	10% to 50%	407,172	499,537
Outpatient medical	43%	22,961	6,393
Total		$457,138	$542,281
(1) Excludes ownership of in-substance real estate.

     At December 31, 2016, the aggregate unamortized basis difference of our joint venture investments of $149,147,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity.  This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Credit Concentration

     We use net operating income from continuing operations (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation.  The following table summarizes certain information about our credit concentration for the year ended December 31, 2016, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	86	$373,577	16%
Sunrise Senior Living(3)	152	308,771	13%
Revera	98	153,712	6%
Brookdale Senior Living	148	151,337	6%
Benchmark Senior Living	48	96,958	4%
Remaining portfolio	781	1,319,822	55%
Totals	1,313	$2,404,177	100%

(1) Genesis Healthcare is in our triple-net segment. Sunrise Senior Living and Revera are in our seniors housing operating segment.  Brookdale Senior Living and Benchmark Senior Living are in both our triple-net and seniors housing operating segments.

(2) Investments with our top five relationships comprised 46% of total NOI in 2015.
(3) Revera owns a controlling interest in Sunrise Senior Living. For the year ended December 31, 2016, we recognized $998,783,000 of revenue from Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

     At December 31, 2016, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2016).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.66% at December 31, 2016).  The applicable margin is based on certain of our debt ratings and was 0.90% at December 31, 2016.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at December 31, 2016.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance outstanding at year end(1)	$645,000	$835,000	$-
Maximum amount outstanding at any month end	$1,560,000	$835,000	$637,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$762,896	$452,644	$207,452
Weighted-average interest rate (actual interest
expense divided by average borrowings outstanding)	1.39%	1.17%	1.50%

(1) As of December 31, 2016, letters of credit in the aggregate amount of $41,878,000 have been issued, which reduce the available borrowing capacity on our primary unsecured revolving credit facility.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2017	$-	$550,620	$550,620
2018	450,000	697,557	1,147,557
2019	605,000	623,753	1,228,753
2020(4)	673,447	166,932	840,379
2021(5,6)	1,136,206	349,106	1,485,312
Thereafter(7,8,9,10)	5,395,385	1,077,098	6,472,483
Totals	$8,260,038	$3,465,066	$11,725,104

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the consolidated balance sheet.
(2) Annual interest rates range from 1.4% to 6.5%.
(3) Annual interest rates range from 1.24% to 7.98%. Carrying value of the properties securing the debt totaled $6,149,872,000 at December 31, 2016.

(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $223,447,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2016).

(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $186,206,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2016).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (1.84% at December 31, 2016).

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (1.63% at December 31, 2016).

(7)  On November 20, 2013, we completed the sale of £550,000,000 (approximately $678,535,000 based on the Sterling/U.S. Dollar exchange rate in effect on December 31, 2016) of 4.8% senior unsecured notes due 2028.

(8)  On November 25, 2014, we completed the sale of £500,000,000 (approximately $616,850,000 based on the Sterling/U.S. Dollar exchange rate in effect on December 31, 2016) of 4.5% senior unsecured notes due 2034.

(9) In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025. In October 2015, we issued an additional $500,000,000 of these notes under a re-opening of the offer.
(10) In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026.

    The following is a summary of our senior unsecured note principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate

Beginning balance	$8,645,758	4.237%	$7,817,154	4.385%	$7,421,707	4.395%
Debt issued	705,000	4.228%	1,475,540	3.901%	838,804	4.572%
Debt assumed	-	0.000%	24,621	6.000%	-	0.000%
Debt extinguished	(850,000)	4.194%	(300,000)	6.200%	(298,567)	5.855%
Debt redeemed	-	0.000%	(240,249)	3.303%	(59,143)	3.000%
Foreign currency	(240,720)	4.565%	(131,308)	3.966%	(85,647)	4.222%
Ending balance	$8,260,038	4.245%	$8,645,758	4.237%	$7,817,154	4.385%

     The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,478,207	4.440%	$2,941,765	4.940%	$3,010,711	5.095%
Debt issued	460,015	2.646%	228,685	2.776%	109,503	3.374%
Debt assumed	60,898	4.301%	1,007,482	3.334%	204,949	4.750%
Debt extinguished	(489,293)	5.105%	(506,326)	4.506%	(279,559)	4.824%
Principal payments	(74,466)	4.663%	(67,064)	4.801%	(62,280)	4.930%
Foreign currency	29,705	3.670%	(126,335)	3.834%	(41,559)	3.811%
Ending balance	$3,465,066	4.094%	$3,478,207	4.440%	$2,941,765	4.940%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2016, we were in compliance with all of the covenants under our debt agreements.

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

Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $7,650,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the years ended December 31, 2016 and 2015, we settled certain net investment hedges generating cash proceeds of $108,347,000 and $106,360,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	December 31, 2015
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$900,000	$1,175,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges
Denominated in U.S. Dollars	$57,000	$57,000
Denominated in Canadian Dollars	$54,000	$72,000
Denominated in Pounds Sterling	£48,000	£60,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$37,000	$47,000

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
	Location	December 31, 2016	December 31, 2015	December 31, 2014

Gain (loss) on forward exchange contracts recognized in income	Interest expense	$8,544	$14,474	$-

Loss (gain) on option exercise(1)	Loss (gain) on derivatives, net	$-	$(58,427)	$-
Gain on release of cumulative translation adjustment related to ineffectiveness on net investment hedge	Loss (gain) on derivatives, net	$(2,516)	$-	$-

Gain (loss) on forward exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$357,021	$298,116	$103,140

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

12. Commitments and Contingencies

     At December 31, 2016, we had twelve outstanding letter of credit obligations totaling $174,799,000 and expiring between 2017 and 2024.  At December 31, 2016, we had outstanding construction in process of $506,091,000 for leased properties and were committed to providing additional funds of approximately $493,972,000 to complete construction. At December 31, 2016, we had contingent purchase obligations totaling $29,127,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and have been classified as capital leases.  At December 31, 2016, we had operating lease obligations of $1,105,992,000 relating to certain ground leases and Company office space. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2016, aggregate future minimum rentals to be received under these noncancelable subleases totaled $74,744,000.

     At December 31, 2016, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2017	$16,939	$4,731
2018	17,063	4,678
2019	17,269	4,334
2020	16,810	4,173
2021	16,647	4,173
Thereafter	1,021,264	71,747
Totals	$1,105,992	$93,836

(1) Amounts above represent principal and interest obligations under capital lease arrangements.  Related assets with a gross value of $167,324,000 and accumulated depreciation of $24,929,000 are recorded in real property.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

	December 31, 2016	December 31, 2015
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	25,875,000	25,875,000
Outstanding shares	25,875,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	363,576,924	355,594,373
Outstanding shares	362,602,173	354,777,670

     Preferred Stock.  The following is a summary of our preferred stock activity during the periods presented:

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	25,875,000	6.500%	25,875,000	6.500%	26,108,236	6.496%
Shares converted	-	0.000%	-	0.000%	(233,236)	6.000%
Ending balance	25,875,000	6.500%	25,875,000	6.500%	25,875,000	6.500%

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

     During the three months ended March 31, 2012, we issued 11,500,000 of 6.50% Series J Cumulative Redeemable Preferred Stock.  Dividends are payable quarterly in arrears.  On February 2, 2017, we announced that we will redeem all 11,500,000 shares outstanding

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on March 7, 2017 at a redemption price of $25.00 per share plus accrued and unpaid dividends to, but not including, March 7, 2017.

     Common Stock. The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

June 2014 public issuance	16,100,000	$62.35	$1,003,835	$968,517
September 2014 public issuance	17,825,000	63.75	1,136,344	1,095,465
2014 Dividend reinvestment plan issuances	4,122,941	62.35	257,055	257,055
2014 Option exercises	498,549	45.79	22,831	22,831
2014 Preferred stock conversions	233,236		-	-
2014 Stock incentive plans, net of forfeitures	188,147		-	-
2014 Senior note conversions	258,542		-	-
2014 Totals	39,226,415		$2,420,065	$2,343,868

February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	4,024,169	67.72	272,531	272,531
2015 Option exercises	249,054	47.35	11,793	11,793
2015 Equity Shelf Program issuances	696,070	69.23	48,186	47,463
2015 Stock incentive plans, net of forfeitures	137,837		-	-
2015 Senior note conversions	1,330,474		-	-
2015 Totals	25,987,604		$1,808,535	$1,755,722

2016 Dividend reinvestment plan issuances	4,145,457	$70.34	$291,852	$291,571
2016 Option exercises	141,405	47.13	6,664	6,664
2016 Equity Shelf Program issuances	3,134,901	75.27	238,286	235,959
2016 Stock incentive plans, net of forfeitures	402,740		-	-
2016 Totals	7,824,503		$536,802	$534,194

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  Please refer to Notes 2 and 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$3.44000	$1,233,519	$3.30000	$1,144,727	$3.18000	$969,661
Series H Preferred Stock	-	-	-	-	0.00794	1
Series I Preferred Stock	3.25000	46,719	3.25000	46,719	3.25000	46,719
Series J Preferred Stock	1.62510	18,687	1.62510	18,687	1.62510	18,688
Totals		$1,298,925		$1,210,133		$1,035,069

     Accumulated Other Comprehensive Income. The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)
Other comprehensive income (loss) before reclassification adjustments	(90,528)	5,120	190	1,414	(83,804)
Reclassification amount to net income	2,516	-	-	-	2,516
Net current-period other comprehensive income (loss)	(88,012)	5,120	190	1,414	(81,288)
Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)

Balance at December 31, 2014	$(74,770)	$-	$(1,589)	$(650)	$(77,009)
Other comprehensive income (loss) before reclassification adjustments	(10,714)	-	246	(2,626)	(13,094)
Reclassification amount to net income	-	-	-	1,860	1,860
Net current-period other comprehensive income (loss)	(10,714)	-	246	(766)	(11,234)
Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)

     Other Equity.  Other equity consists of accumulated option compensation expense, which represents the amount of amortized compensation costs related to stock options awarded to employees and directors.

14. Stock Incentive Plans

     In May 2016, our shareholders approved the 2016 Long-Term Incentive Plan (“2016 Plan”), which authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after May 5, 2016 will be issued out of the 2016 Plan.  The awards granted under the Amended and Restated 2005 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant.  Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.

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

    The estimated compensation cost for each performance based plan was derived using the assumptions presented in the following table:

	Risk Free Rates	Volatility(1)	Dividend Yield
2015-2017 Program	0.16% - 1.16%	13.64% - 42.75%	4.818%
2016-2018 Program	0.40% - 1.07%	15.75% - 38.61%	5.039%

(1) Figures use 50% historical and 50% implied volatility.

     The following table summarizes compensation expense recognized for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Stock options	$266	$698	$912
Restricted stock	28,603	30,146	31,163
	$28,869	$30,844	$32,075

Stock Options

     We have not granted stock options since the year ended December 31, 2012 but some remain outstanding.  As of December 31, 2016, there was no unrecognized compensation expense related to unvested stock options.  Stock options outstanding at December 31, 2016 have an aggregate intrinsic value of $5,553,000.

Restricted Stock

The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant and is amortized over the vesting periods.   As of December 31, 2016, there was $32,830,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of three years.  The following table summarizes information about non-vested restricted stock incentive awards as of and for the year ended December 31, 2016:

	Restricted Stock
	Number of	Weighted-Average
	Shares	Grant Date
	(000's)	Fair Value
Non-vested at December 31, 2015	638	$62.00
Vested	(396)	64.36
Granted	785	59.42
Terminated	(40)	62.64
Non-vested at December 31, 2016	987	$58.98

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator for basic and diluted earnings per share -
net income attributable to common stockholders	$1,012,397	$818,344	$446,745

Denominator for basic earnings per
share: weighted-average shares	358,275	348,240	306,272
Effect of dilutive securities:
Employee stock options	110	143	188
Non-vested restricted shares	449	535	500
Redeemable shares	1,393	310	-
Convertible senior unsecured notes	-	196	787
Dilutive potential common shares	1,952	1,184	1,475
Denominator for diluted earnings per
share: adjusted-weighted average shares	360,227	349,424	307,747

Basic earnings per share	$2.83	$2.35	$1.46
Diluted earnings per share	$2.81	$2.34	$1.45

Stock options outstanding were anti-dilutive for the years ended December 31, 2016, 2015 and 2014.  The Series H Cumulative Convertible and Redeemable Preferred Stock and the Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the calculations as the effect of the conversions also were anti-dilutive.

16. Disclosure about Fair Value of Financial Instruments

U.S. GAAP provides authoritative guidance for measuring and disclosing fair value measurements of assets and liabilities.  The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance describes three levels of inputs that may be used to measure fair value:

•         Level 1 - Quoted prices in active markets for identical assets or liabilities.

•         Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•         Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Notes — The fair value of the senior unsecured notes payable was estimated based on Level 1 publicly available trading prices.  The carrying amount of the variable rate senior unsecured notes approximates fair value because they are interest rate adjustable.

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

Redeemable OP Unitholder Interests — Our redeemable unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs.  The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$485,735	$521,773	$635,492	$663,501
Other real estate loans receivable	136,893	138,050	184,000	185,693
Available-for-sale equity investments	27,899	27,899	22,779	22,779
Cash and cash equivalents	419,378	419,378	360,908	360,908
Foreign currency forward contracts	135,561	135,561	129,520	129,520

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$645,000	$645,000	$835,000	$835,000
Senior unsecured notes	8,161,619	8,879,176	8,548,055	9,020,529
Secured debt	3,477,699	3,558,378	3,509,142	3,678,564
Foreign currency forward contracts	4,342	4,342	-	-

Redeemable OP unitholder interests	$110,502	$110,502	$112,029	$112,029

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$27,899	$27,899	$-	$-
Foreign currency forward contracts, net(2)	131,219	-	131,219	-
Redeemable OP unitholder interests	110,502	-	110,502	-
Totals	$269,620	$27,899	$241,721	$-

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: triple-net, seniors housing operating and outpatient medical. During the year ended December 31, 2016, we reclassified four properties previously classified in the triple-net segment to the outpatient medical segment.  In addition, we reclassified interest expense on our foreign-denominated senior notes from the seniors housing operating segment to non-segment.  Accordingly, the segment information provided in this Note has been reclassified to conform to the current presentation for all periods presented.

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

     Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$1,112,325	$-	$536,490	$-	$1,648,815
Resident fees and services	-	2,504,731	-	-	2,504,731
Interest income	90,476	4,180	3,307	-	97,963
Other income	6,059	17,085	5,568	939	29,651
Total revenues	1,208,860	2,525,996	545,365	939	4,281,160
Property operating expenses	-	1,711,882	165,101	-	1,876,983
Net operating income from continuing operations	1,208,860	814,114	380,264	939	2,404,177
Interest expense	21,370	81,853	19,087	399,035	521,345
Loss (gain) on derivatives, net	68	-	-	(2,516)	(2,448)
Depreciation and amortization	297,197	415,429	188,616	-	901,242
General and administrative	-	-	-	155,241	155,241
Transaction costs	10,016	29,207	3,687	-	42,910
Loss (gain) on extinguishment of debt, net	863	(88)	-	16,439	17,214
Provision for loan losses	6,935	-	3,280	-	10,215
Impairment of assets	20,169	12,403	4,635	-	37,207
Other expenses	-	-	-	11,998	11,998
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	852,242	275,310	160,959	(579,258)	709,253
Income tax expense	(1,087)	(3,762)	(511)	24,488	19,128
(Loss) income from unconsolidated entities	9,767	(20,442)	318	-	(10,357)
Income (loss) from continuing operations	860,922	251,106	160,766	(554,770)	718,024
Gain (loss) on real estate dispositions, net	355,394	9,880	(1,228)	-	364,046
Net income (loss)	$1,216,316	$260,986	$159,538	$(554,770)	$1,082,070

Total assets	$10,713,032	$12,851,414	$4,951,538	$349,200	$28,865,184

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$1,094,827	$-	$504,121	$-	$1,598,948
Resident fees and services	-	2,158,031	-	-	2,158,031
Interest income	74,108	4,180	5,853	-	84,141
Other income	6,871	6,060	4,684	1,091	18,706
Total revenues	1,175,806	2,168,271	514,658	1,091	3,859,826
Property operating expenses	-	1,467,009	155,248	-	1,622,257
Net operating income from continuing operations	1,175,806	701,262	359,410	1,091	2,237,569
Interest expense	28,384	70,388	27,542	365,855	492,169
Loss (gain) on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	288,242	351,733	186,265	-	826,240
General and administrative	-	-	-	147,416	147,416
Transaction costs	53,195	54,966	2,765	-	110,926
Loss (gain) on extinguishment of debt, net	10,095	(195)	-	24,777	34,677
Impairment of Assets	2,220	-	-	-	2,220
Other expenses	35,648	-	-	10,583	46,231
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	816,449	224,370	142,838	(547,540)	636,117
Income tax expense	(4,244)	986	245	(3,438)	(6,451)
(Loss) income from unconsolidated entities	8,260	(32,672)	2,908	-	(21,504)
Income (loss) from continuing operations	820,465	192,684	145,991	(550,978)	608,162
Gain (loss) on real estate dispositions, net	86,261	-	194,126	-	280,387
Net income (loss)	$906,726	$192,684	$340,117	$(550,978)	$888,549

Total assets	$12,358,605	$11,519,902	$5,060,676	$84,662	$29,023,845

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2014:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$992,638	$-	$413,129	$-	$1,405,767
Resident fees and services	-	1,892,237	-	-	1,892,237
Interest income	32,255	2,119	3,293	-	37,667
Other income	2,973	3,215	1,010	677	7,875
Total revenues	1,027,866	1,897,571	417,432	677	3,343,546
Property operating expenses	732	1,266,308	136,318	-	1,403,358
Net operating income from continuing operations	1,027,134	631,263	281,114	677	1,940,188
Interest expense	32,135	64,130	31,050	353,724	481,039
Loss (gain) on derivatives, net	(1,770)	275	-	-	(1,495)
Depreciation and amortization	273,296	418,199	152,635	-	844,130
General and administrative	-	-	-	142,943	142,943
Transaction costs	45,146	16,880	7,512	-	69,538
Loss (gain) on extinguishment of debt, net	98	383	405	8,672	9,558
Other expenses	8,825	1,437	-	-	10,262
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	669,404	129,959	89,512	(504,662)	384,213
Income tax expense	6,141	(3,047)	(1,827)	-	1,267
(Loss) income from unconsolidated entities	5,423	(38,204)	5,355	-	(27,426)
Income from continuing operations	680,968	88,708	93,040	(504,662)	358,054
Income (loss) from discontinued operations	7,135	-	-	-	7,135
Gain (loss) on real estate dispositions, net	146,205	-	906	-	147,111
Net income (loss)	$834,308	$88,708	$93,946	$(504,662)	$512,300

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2016		December 31, 2015		December 31, 2014
Revenues:	Amount	%	Amount	%	Amount	%
United States	$3,453,485	80.6%	$3,133,327	81.2%	$2,801,474	83.8%
United Kingdom	388,383	9.1%	407,745	10.6%	305,275	9.1%
Canada	439,292	10.3%	318,754	8.3%	236,797	7.1%
Total	$4,281,160	100.0%	$3,859,826	100.0%	$3,343,546	100.0%

	As of
	December 31, 2016		December 31, 2015
Assets:	Amount	%	Amount	%
United States	$23,572,459	81.7%	$23,513,498	81.0%
United Kingdom	2,782,489	9.6%	2,958,509	10.2%
Canada	2,510,236	8.7%	2,551,838	8.8%
Total	$28,865,184	100.0%	$29,023,845	100.0%

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Taxes and Distributions

We elected to be taxed as a REIT commencing with our first taxable year.  To qualify as a REIT for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders.  REITs that do not distribute a certain amount of current year taxable income are also subject to a 4% federal excise tax. The main differences between net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, recording of impairments, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Per Share:
Ordinary income	$2.5067	$1.9134	$1.7861
Qualified dividend	0.0047	0.0529	-
Return of capital	0.0573	0.0503	0.8368
Long-term capital gains	0.4593	0.9352	0.1638
Unrecaptured section 1250 gains	0.4120	0.3482	0.3933
Totals	$3.4400	$3.3000	$3.1800

     Our consolidated provision for income taxes is as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Current	$14,944	$10,177	$2,672
Deferred	(34,072)	(3,726)	(3,939)
Totals	$(19,128)	$6,451	$(1,267)

      REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders.  For the tax year ended December 31, 2016, as a result of acquisitions located in Canada and the United Kingdom, we were subject to foreign income taxes under the respective tax laws of these jurisdictions.

     The provision for income taxes for the year ended December 31, 2016 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as taxable REIT subsidiaries.  For the tax years ended December 31, 2016, 2015 and 2014, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was ($3,315,000), $7,385,000 and ($6,069,000), respectively.

     A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2016, 2015 and 2014, to the income tax provision/(benefit) is as follows for the periods presented (dollars in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$372,030	$313,250	$178,862
Increase / (decrease) in valuation allowance(1)	(2,128)	13,759	9,133
Tax at statutory rate on earnings not subject to federal income taxes	(399,571)	(319,832)	(189,070)
Foreign permanent depreciation	9,205	7,500	4,383
Other differences	1,336	(8,226)	(4,575)
Totals	$(19,128)	$6,451	$(1,267)

(1) Excluding purchase price accounting.

     Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax attributes, are summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(7,089)	$(30,564)	$(1,020)
Operating loss and interest deduction carryforwards	82,469	75,455	47,528
Expense accruals and other	15,978	6,259	26,191
Valuation allowance	(96,838)	(98,966)	(85,207)
Totals	$(5,480)	$(47,816)	$(12,508)

    We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  As required under the provisions of ASC 740, we apply the concepts on an entity-by-entity, jurisdiction-by-jurisdiction basis.  With respect to the analysis of certain entities in multiple jurisdictions, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016.  Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

     On the basis of the evaluations performed as required by the codification, valuation allowances totaling $96,838,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely that not realizable.  However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth).  The valuation allowance rollforward is summarized as follows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$98,966	$85,207	$71,955
Additions:
Purchase price accounting	-	-	4,119
Expense	(2,128)	13,759	9,133
Ending balance	$96,838	$98,966	$85,207

       As a result of certain acquisitions, we are subject to corporate level taxes for any related asset dispositions that may occur during the five-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (a) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (b) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards.  During the year ended December 31, 2016, we acquired certain additional assets with built-in gains as of the date of acquisition that could be subject to the built-in

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

gains tax if disposed of prior to the expiration of the applicable ten-year period.  We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.

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

     Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2013 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business.  We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2010. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2012 related to entities acquired or formed in connection with acquisitions, and by HM Revenue & Customs for periods subsequent to August 2012 related to entities acquired or formed in connection with acquisitions.

      At December 31, 2016, we had a net operating loss (“NOL”) carryforward related to the REIT of $418,739,000.  Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT.  These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid.  The NOL carryforwards will expire through 2035.

     At December 31, 2016 and 2015, we had a net operating loss carryforward related to Canadian entities of $104,988,000, and $78,680,000, respectively.  These Canadian losses have a 20-year carryforward period.  At December 31, 2016 and 2015, we had a net operating loss carryforward related to United Kingdom entities of $158,156,000 and $179,598,000, respectively.  These United Kingdom losses do not have a finite carryforward period.

19. Retirement Arrangements

We have a Supplemental Executive Retirement Plan (“SERP”), a non-qualified defined benefit pension plan, which provides one former executive officer with supplemental deferred retirement benefits. The SERP provides an opportunity for the participant to receive retirement benefits that cannot be paid under our tax-qualified plans because of the restrictions imposed by ERISA and the Internal Revenue Code of 1986, as amended. Benefits are based on compensation and length of service and the SERP is unfunded. Benefit payments are expected to total $4,179,000 during the next three fiscal years. We use a December 31 measurement date for the SERP. The accrued liability on our balance sheet for the SERP was $4,081,000 at December 31, 2016 ($5,474,000 at December 31, 2015).

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of income due to rounding.

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter
Revenues	$1,047,050	$1,076,657	$1,079,133	$1,078,321
Net income (loss) attributable to common stockholders	148,969	195,474	334,910	333,044
Net income (loss) attributable to common stockholders per share:
Basic	$0.42	$0.55	$0.93	$0.92
Diluted	0.42	0.54	0.93	0.91

	Year Ended December 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$894,177	$957,169	$978,997	$1,029,484
Net income attributable to common stockholders	190,799	312,573	182,043	132,929
Net income attributable to common stockholders per share:
Basic	$0.57	$0.89	$0.52	$0.38
Diluted	0.56	0.89	0.52	0.37

(1) The increase in net income and amounts per share are primarily attributable to gains on sales of real estate of $162,351,000 for the third quarter as compared to gains of $1,530,000 for the second quarter.

21. Variable Interest Entities

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

	December 31, 2016	December 31, 2015
Assets
Net real property owned	$989,596	$453,889
Cash and cash equivalents	10,501	8,759
Receivables and other assets	12,102	8,082
Total assets(1)	$1,012,199	$470,730

Liabilities and equity
Secured debt	$450,255	$147,021
Accrued expenses and other liabilities	13,803	7,732
Redeemable noncontrolling interests	185,556	70,090
Total equity	362,585	245,887
Total liabilities and equity	$1,012,199	$470,730

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.

The scope of management’s assessment as of December 31, 2016 did not include an assessment of the internal control over financial reporting for certain acquisitions because the business combinations occurred during the year ended December 31, 2016. The acquired businesses represent 4% of total assets at December 31, 2016 and less than 1% of revenues and net operating income for the year then ended. The scope of management’s assessment on internal control over financial reporting for the year ended December 31, 2017 will include the aforementioned acquired operations.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Welltower Inc.

     We have audited Welltower Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria, 2013 framework). Welltower Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain acquisitions, which are included in the 2016 consolidated financial statements of Welltower Inc. and subsidiaries and aggregate to 4% of total assets as of December 31, 2016 and less than 1% of revenues and net operating income for the year then ended. Our audit of the internal control over financial reporting of Welltower Inc. also did not include an evaluation of the internal control over financial reporting of the aforementioned acquisitions.

     In our opinion, Welltower Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Welltower Inc. and subsidiaries and our report dated February 22, 2017 expressed an unqualified opinion thereon.

       /s/  Ernst & Young LLP

Toledo, Ohio

February 22, 2017

Item 9B. Other Information

     None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to May 1, 2017.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The code is posted on the Internet at www.welltower.com/investors/governance. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on the Internet at www.welltower.com.

In addition, the Board has adopted charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These charters are posted on the Internet at www.welltower.com/investors/governance.

The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2017.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2017.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2017.

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

(c)           Financial Statement Schedules:

Financial statement schedules are included beginning on page 105.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 22, 2017

                                                                                                                   WELLTOWER INC.

                                                                                                                   By: /s/  T homas J. DeRosa

                                                                                                                           Thomas J. DeRosa,

                                                                                                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 22, 2017 by the following persons on behalf of the Registrant and in the capacities indicated.

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
/s/ Judith C. Pelham **
Judith C. Pelham, Director

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$-	$950	$20,987	$185	$950	$21,172	$1,409	2014	1998	6565 Central Park Boulevard
Abilene, TX	-	990	8,187	800	990	8,987	496	2014	1985	1250 East N 10th Street
Aboite Twp, IN	-	1,770	19,930	1,601	1,770	21,531	3,483	2010	2008	611 W County Line Rd South
Agawam, MA	-	880	16,112	2,134	880	18,246	7,193	2002	1993	1200 Suffield St.
Agawam, MA	-	1,230	13,618	593	1,230	14,211	2,393	2011	1975	61 Cooper Street
Agawam, MA	-	930	15,304	292	930	15,596	2,524	2011	1970	55 Cooper Street
Agawam, MA	-	920	10,661	36	920	10,697	1,826	2011	1985	464 Main Street
Agawam, MA	-	920	10,562	45	920	10,607	1,811	2011	1967	65 Cooper Street
Albertville, AL	1,956	170	6,203	280	176	6,477	1,423	2010	1999	151 Woodham Dr.
Alexandria, IN	-	190	6,491	-	190	6,491	408	2014	1982	1912 South Park Avenue
Ames, IA	-	330	8,870	-	330	8,870	1,596	2010	1999	1325 Coconino Rd.
Anderson, SC	-	710	6,290	419	710	6,709	3,032	2003	1986	311 Simpson Rd.
Ankeny, IA	-	1,129	10,270	-	1,129	10,270	255	2016	2012	1275 SW State Street
Apple Valley, CA	10,250	480	16,639	168	486	16,801	3,770	2010	1999	11825 Apple Valley Rd.
Asheboro, NC	-	290	5,032	165	290	5,197	1,897	2003	1998	514 Vision Dr.
Asheville, NC	-	204	3,489	-	204	3,489	1,697	1999	1999	4 Walden Ridge Dr.
Asheville, NC	-	280	1,955	351	280	2,306	932	2003	1992	308 Overlook Rd.
Aspen Hill, MD	-	-	9,008	2,394	-	11,402	1,687	2011	1988	3227 Bel Pre Road
Atchison, KS	-	140	5,610	8	140	5,618	158	2015	2001	1301 N 4th St.
Atlanta, GA	7,294	2,058	14,914	1,143	2,080	16,035	11,207	1997	1999	1460 S Johnson Ferry Rd.
Aurora, OH	-	1,760	14,148	106	1,760	14,254	2,517	2011	2002	505 S. Chillicothe Rd
Aurora, CO	-	2,600	5,906	7,915	2,600	13,821	5,212	2006	1988	14101 E. Evans Ave.
Aurora, CO	-	2,440	28,172	-	2,440	28,172	9,071	2006	2007	14211 E. Evans Ave.
Austin, TX	18,076	880	9,520	1,216	885	10,731	5,113	1999	1998	12429 Scofield Farms Dr.
Avon, IN	-	1,830	14,470	-	1,830	14,470	2,719	2010	2004	182 S Country RD. 550E
Avon, IN	-	900	19,444	-	900	19,444	1,201	2014	2013	10307 E. CR 100 N
Avon Lake, OH	-	790	10,421	5,822	790	16,243	2,195	2011	2001	345 Lear Rd.
Ayer, MA	-	-	22,074	3	-	22,077	3,464	2011	1988	400 Groton Road
Baldwin City, KS	-	190	4,810	40	190	4,850	138	2015	2000	321 Crimson Ave
Bartlesville, OK	-	100	1,380	-	100	1,380	763	1996	1995	5420 S.E. Adams Blvd.
Beachwood, OH	-	1,260	23,478	-	1,260	23,478	9,511	2001	1990	3800 Park East Drive
Bellingham, WA	8,272	1,500	19,861	321	1,507	20,175	4,423	2010	1996	4415 Columbine Dr.
Benbrook, TX	-	1,550	13,553	1,148	1,550	14,701	2,065	2011	1984	4242 Bryant Irvin Road
Bend, OR	-	1,210	9,181	25	1,210	9,206	410	2015	1981	1801 NE Lotus Drive
Bethel Park, PA	-	1,700	16,007	-	1,700	16,007	3,399	2007	2009	5785 Baptist Road
Beverly Hills, CA	-	6,000	13,385	-	6,000	13,385	738	2014	2000	220 N Clark Drive
Bexleyheath, UKI	-	3,750	10,807	-	3,750	10,807	598	2014	1996	35 West Street
Birmingham, UKG	-	1,647	14,853	-	1,647	14,853	674	2015	2010	Clinton Street, Winson Green
Birmingham, UKG	-	1,591	19,092	-	1,591	19,092	853	2015	2010	Braymoor Road, Tile Cross
Birmingham, UKG	-	1,462	9,056	-	1,462	9,056	417	2015	2010	Clinton Street, Winson Green
Birmingham, UKG	-	1,184	10,085	-	1,184	10,085	454	2015	1997	122 Tile Cross Road, Garretts Green
Bloomington, IN	-	670	17,423	-	670	17,423	661	2015	2015	363 S. Fieldstone Boulevard
Boardman, OH	-	1,200	12,800	-	1,200	12,800	3,447	2008	2008	8049 South Ave.
Bowling Green, KY	-	3,800	26,700	149	3,800	26,849	5,751	2008	1992	1300 Campbell Lane
Bradenton, FL	-	252	3,298	-	252	3,298	1,838	1996	1995	6101 Pointe W. Blvd.
Bradenton, FL	-	480	9,953	-	480	9,953	1,187	2012	2000	2800 60th Avenue West
Braintree, MA	-	170	7,157	1,290	170	8,447	8,381	1997	1968	1102 Washington St.
Braintree, UKH	-	-	13,296	-	-	13,296	818	2014	2009	Meadow Park Tortoiseshell Way
Brandon, MS	-	1,220	10,241	-	1,220	10,241	1,730	2010	1999	140 Castlewoods Blvd
Brecksville, OH	-	990	19,353	-	990	19,353	1,185	2014	2011	8757 Brecksville Road
Bremerton, WA	-	390	2,210	144	390	2,354	609	2006	1999	3231 Pine Road
Bremerton, WA	-	830	10,420	950	830	11,370	1,982	2010	1984	3201 Pine Road NE
Bremerton, WA	-	590	2,899	13	590	2,912	221	2014	1997	3210 Rickey Road
Brentwood, UKH	47,467	8,537	45,869	-	8,537	45,869	-	2016	2013	London Road
Brick, NJ	-	1,290	25,247	660	1,290	25,907	3,649	2011	2000	458 Jack Martin Blvd.
Brick, NJ	-	1,170	17,372	1,323	1,184	18,681	3,038	2010	1998	515 Jack Martin Blvd
Brick, NJ	-	690	17,125	5,484	692	22,607	2,925	2010	1999	1594 Route 88
Bridgewater, NJ	-	1,850	3,050	37	1,850	3,087	1,485	2004	1970	875 Route 202/206 North
Bridgewater, NJ	-	1,730	48,201	1,289	1,752	49,469	7,660	2010	1999	2005 Route 22 West
Bridgewater, NJ	-	1,800	31,810	552	1,800	32,362	4,524	2011	2001	680 US-202/206 North
Broadview Heights, OH	-	920	12,400	2,393	920	14,793	5,414	2001	1984	2801 E. Royalton Rd.
Brookfield, WI	-	1,300	12,830	-	1,300	12,830	1,091	2012	2013	1185 Davidson Road
Brooks, AB	1,971	376	4,951	164	387	5,103	306	2014	2000	951 Cassils Road West
Brookville, IN	-	300	13,461	-	300	13,461	794	2014	1987	11049 State Road 101
Burleson, TX	-	670	13,985	345	670	14,330	2,159	2011	1988	300 Huguley Boulevard
Burleson, TX	-	3,150	10,437	576	3,150	11,013	738	2012	2014	621 Old Highway 1187
Burlington, NC	-	280	4,297	707	280	5,004	1,798	2003	2000	3619 S. Mebane St.
Burlington, NC	-	460	5,467	-	460	5,467	2,012	2003	1997	3615 S. Mebane St.
Burlington, NJ	-	1,700	12,554	482	1,700	13,036	2,388	2011	1965	115 Sunset Road
Burlington, NJ	-	1,170	19,205	172	1,170	19,377	3,012	2011	1994	2305 Rancocas Road
Burlington, WA	-	3,860	31,722	84	3,860	31,805	1,518	2015	2001	400 Gilkey Road
Burnaby, BC	8,082	7,623	13,844	660	7,858	14,270	869	2014	2006	7195 Canada Way
Calgary, AB	16,716	2,341	42,768	1,408	2,413	44,105	2,549	2014	1971	1729-90th Avenue SW
Calgary, AB	27,724	4,569	70,199	2,300	4,709	72,358	4,144	2014	2001	500 Midpark Way SE
Canton, MA	-	820	8,201	263	820	8,464	5,743	2002	1993	One Meadowbrook Way
Canton, OH	-	300	2,098	-	300	2,098	1,016	1998	1998	1119 Perry Dr., N.W.
Cape Coral, FL	-	530	3,281	-	530	3,281	1,318	2002	2000	911 Santa Barbara Blvd.
Cape Coral, FL	8,716	760	18,868	-	760	18,868	2,273	2012	2009	831 Santa Barbara Boulevard
Cape May Court House, NJ	-	1,440	17,002	1,673	1,440	18,675	1,232	2014	1990	144 Magnolia Drive
Carmel, IN	-	1,700	19,491	-	1,700	19,491	872	2015	2015	12315 Pennsylvania Street
Carrollton, TX	-	4,280	31,444	861	4,280	32,305	2,510	2013	2010	2105 North Josey Lane
Carrollton, TX	-	-	-	21,559	2,010	19,549	133	2014	2016	2645 East Trinity Mills Road
Carson City, NV	-	520	8,238	250	520	8,488	731	2013	1997	1111 W. College Parkway
Cary, NC	-	1,500	4,350	986	1,500	5,336	2,441	1998	1996	111 MacArthur
Castleton, IN	-	920	15,137	-	920	15,137	970	2014	2013	8405 Clearvista Lake
Cedar Grove, NJ	-	2,850	27,737	20	2,850	27,757	4,438	2011	1970	536 Ridge Road
Centreville, MD(2)	-	600	14,602	241	600	14,843	2,402	2011	1978	205 Armstrong Avenue
Chapel Hill, NC	-	354	2,646	783	354	3,429	1,348	2002	1997	100 Lanark Rd.
Charles Town, WV	-	230	22,834	62	230	22,896	3,471	2011	1997	219 Prospect Ave
Charleston, WV	-	440	17,575	304	440	17,879	2,726	2011	1998	1000 Association Drive, North Gate Business Park
Chatham, VA	-	320	14,039	-	320	14,039	936	2014	2009	100 Rorer Street
Chelmsford, MA	-	1,040	10,951	1,499	1,040	12,450	4,016	2003	1997	4 Technology Dr.
Chester, VA	-	1,320	18,127	-	1,320	18,127	1,177	2014	2009	12001 Iron Bridge Road
Chickasha, OK	-	85	1,395	-	85	1,395	766	1996	1996	801 Country Club Rd.
Cinnaminson, NJ	-	860	6,663	157	860	6,820	1,242	2011	1965	1700 Wynwood Drive
Citrus Heights, CA	14,252	2,300	31,876	589	2,300	32,465	7,280	2010	1997	7418 Stock Ranch Rd.
Claremore, OK	-	155	1,427	6,130	155	7,557	1,223	1996	1996	1605 N. Hwy. 88
Clarksville, TN	-	330	2,292	-	330	2,292	1,104	1998	1998	2183 Memorial Dr.
Clayton, NC	-	520	15,733	-	520	15,733	912	2014	2013	84 Johnson Estate Road
Cleburne, TX	-	520	5,369	-	520	5,369	1,379	2006	2007	402 S Colonial Drive
Clevedon, UKK	-	2,838	16,927	-	2,838	16,927	1,041	2014	1994	18/19 Elton Road
Cloquet, MN	-	340	4,660	120	340	4,780	700	2011	2006	705 Horizon Circle
Cobham, UKJ	-	9,808	24,991	-	9,808	24,991	2,232	2013	2013	Redhill Road
Colchester, CT	-	980	4,860	532	980	5,392	1,061	2011	1986	59 Harrington Court
Colleyville, TX	-	1,050	17,082	-	1,050	17,082	-	2016	2013	8100 Precinct Line Road
Colorado Springs, CO	-	4,280	62,168	-	4,280	62,168	2,132	2015	2008	1605 Elm Creek View
Colorado Springs, CO	-	1,730	25,493	693	1,730	26,186	396	2016	2016	2818 Grand Vista Circle
Colts Neck, NJ	-	780	14,733	1,244	1,028	15,729	2,613	2010	2002	3 Meridian Circle
Columbia, TN	-	341	2,295	-	341	2,295	1,112	1999	1999	5011 Trotwood Ave.
Columbia, SC	-	2,120	4,860	5,709	2,120	10,569	4,232	2003	2000	731 Polo Rd.
Columbia Heights, MN	-	825	14,175	163	825	14,338	1,980	2011	2009	3807 Hart Boulevard
Columbus, IN	-	610	3,190	-	610	3,190	588	2010	1998	2564 Foxpointe Dr.
Concord, NC	-	550	3,921	55	550	3,976	1,604	2003	1997	2452 Rock Hill Church Rd.
Concord, NH	-	1,760	43,179	606	1,760	43,785	6,683	2011	1994	239 Pleasant Street
Concord, NH	-	720	3,041	340	720	3,381	643	2011	1926	227 Pleasant Street
Congleton, UKD	-	2,036	5,120	-	2,036	5,120	284	2014	1994	Rood Hill
Conroe, TX	-	980	7,771	-	980	7,771	1,507	2009	2010	903 Longmire Road
Coppell, TX	-	1,550	8,386	46	1,550	8,432	822	2012	2013	1530 East Sandy Lake Road
Coventry, UKG	-	1,962	13,830	-	1,962	13,830	646	2015	2014	Banner Lane, Tile Hill
Crawfordsville, IN	-	720	17,239	1,426	720	18,665	1,149	2014	2013	517 Concord Road
Crown Point, IN	-	920	20,044	-	920	20,044	852	2015	2015	1555 South Main Street
Dallas, OR	-	410	9,427	1,000	410	10,428	414	2015	1972	664 SE Jefferson
Danville, VA	-	410	3,954	722	410	4,676	1,744	2003	1998	149 Executive Ct.
Danville, VA	-	240	8,436	-	240	8,436	558	2014	1996	508 Rison Street
Daphne, AL	-	2,880	8,670	192	2,880	8,862	1,119	2012	2001	27440 County Road 13
Dedham, MA	-	1,360	9,830	-	1,360	9,830	4,191	2002	1996	10 CareMatrix Dr.
Denton, TX	-	1,760	8,305	90	1,760	8,395	1,276	2010	2011	2125 Brinker Rd
Derby, UKF	-	-	-	10,542	2,282	8,260	276	2014	2015	Rykneld Road
Dover, DE	-	600	22,266	91	600	22,357	3,494	2011	1984	1080 Silver Lake Blvd.
Dresher, PA	-	2,060	40,236	997	2,083	41,210	6,361	2010	2001	1405 N. Limekiln Pike
Dundalk, MD(2)	-	1,770	32,047	784	1,770	32,831	5,091	2011	1978	7232 German Hill Road
Durham, NC	-	1,476	10,659	2,196	1,476	12,855	10,667	1997	1999	4434 Ben Franklin Blvd.
Dyer, IN	-	1,800	25,061	-	1,800	25,061	884	2015	2015	1532 Calumet Avenue
Eagan, MN	17,000	2,260	31,643	4	2,260	31,647	954	2015	2004	3810 Alder Avenue
East Brunswick, NJ	-	1,380	34,229	679	1,380	34,908	4,842	2011	1998	606 Cranbury Rd.
East Norriton, PA	-	1,200	28,129	1,387	1,262	29,454	4,582	2010	1988	2101 New Hope St
Eastbourne, UKJ	-	4,071	24,438	-	4,071	24,438	1,483	2014	1999	Carew Road
Eden, NC	-	390	4,877	-	390	4,877	1,816	2003	1998	314 W. Kings Hwy.
Edmond, OK	-	410	8,388	-	410	8,388	1,099	2012	2001	15401 North Pennsylvania Avenue
Edmond, OK	-	1,810	14,849	1,106	1,810	15,955	1,048	2014	1985	1225 Lakeshore Drive
Elizabeth City, NC	-	200	2,760	2,011	200	4,771	2,040	1998	1999	400 Hastings Lane
Emeryville, CA	-	2,560	57,491	561	2,560	58,052	3,683	2014	2010	1440 40th Street
Englewood, NJ	-	930	4,514	17	930	4,531	797	2011	1966	333 Grand Avenue
Englishtown, NJ	-	690	12,520	1,141	768	13,583	2,270	2010	1997	49 Lasatta Ave
Epsom, UKJ	39,189	20,159	34,803	-	20,159	34,803	-	2016	2014	450-458 Reigate Road
Eugene, OR	-	800	5,822	35	800	5,857	254	2015	1990	4550 West Amazon Drive
Eureka, KS	-	50	3,950	40	50	3,990	111	2015	1994	1820 E River St
Everett, WA	-	1,400	5,476	-	1,400	5,476	2,558	1999	1999	2015 Lake Heights Dr.
Fairfield, CA	-	1,460	14,040	1,541	1,460	15,581	5,898	2002	1998	3350 Cherry Hills St.
Fairhope, AL	-	570	9,119	46	570	9,165	1,152	2012	1987	50 Spring Run Road
Fall River, MA	-	620	5,829	4,856	620	10,685	4,960	1996	1973	1748 Highland Ave.
Fanwood, NJ	-	2,850	55,175	968	2,850	56,143	7,694	2011	1982	295 South Ave.
Faribault, MN	-	780	11,539	50	780	11,590	351	2015	2003	828 1st Street NE
Farnborough, UKJ	-	2,036	5,737	-	2,036	5,737	309	2014	1980	Bruntile Close, Reading Road
Fayetteville, PA	-	2,150	32,951	1,802	2,150	34,753	1,267	2015	1991	6375 Chambersburg Road
Fayetteville, NY	-	410	3,962	500	410	4,462	1,759	2001	1997	5125 Highbridge St.
Findlay, OH	-	200	1,800	-	200	1,800	933	1997	1997	725 Fox Run Rd.
Fishers, IN	-	1,500	14,500	-	1,500	14,500	2,724	2010	2000	9745 Olympia Dr.
Florence, NJ	-	300	2,978	-	300	2,978	1,191	2002	1999	901 Broad St.
Florence, AL	6,879	353	13,049	200	385	13,217	2,888	2010	1999	3275 County Road 47
Flourtown, PA	-	1,800	14,830	236	1,800	15,066	2,436	2011	1908	350 Haws Lane
Flower Mound, TX	-	1,800	8,414	37	1,800	8,451	1,014	2011	2012	4141 Long Prairie Road
Folsom, CA	-	-	33,600	-	1,582	32,018	3,087	2013	2009	330 Montrose Drive
Forest City, NC	-	320	4,497	-	320	4,497	1,691	2003	1999	493 Piney Ridge Rd.
Fort Ashby, WV	-	330	19,566	128	330	19,694	2,983	2011	1980	Diane Drive, Box 686
Fort Collins, CO	-	3,680	58,608	-	3,680	58,608	2,003	2015	2007	4750 Pleasant Oak Drive
Fort Wayne, IN	-	170	8,232	-	170	8,232	2,167	2006	2006	2626 Fairfield Ave.
Fort Worth, TX	-	450	13,615	5,086	450	18,701	3,016	2010	2011	425 Alabama Ave.
Franconia, NH	-	360	11,320	70	360	11,390	1,805	2011	1971	93 Main Street
Fredericksburg, VA	-	1,000	20,000	1,200	1,000	21,200	6,351	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	-	1,130	23,202	-	1,130	23,202	1,387	2014	2010	140 Brimley Drive
Fredonia, KS	-	40	460	35	40	495	20	2015	1991	2111 E Washington St
Fremont, CA	18,517	3,400	25,300	3,203	3,456	28,447	8,469	2005	1987	2860 Country Dr.
Fresno, CA	-	2,500	35,800	118	2,500	35,918	7,701	2008	1991	7173 North Sharon Avenue
Gardner, KS	-	200	2,800	58	200	2,858	85	2015	2000	869 Juniper Terrace
Gardnerville, NV	11,967	1,143	10,831	1,075	1,164	11,885	8,531	1998	1999	1565-A Virginia Ranch Rd.
Gastonia, NC	-	470	6,129	-	470	6,129	2,245	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	-	310	3,096	22	310	3,118	1,212	2003	1994	1717 Union Rd.
Gastonia, NC	-	400	5,029	120	400	5,149	1,901	2003	1996	1750 Robinwood Rd.
Georgetown, TX	-	200	2,100	-	200	2,100	1,077	1997	1997	2600 University Dr., E.
Gettysburg, PA	-	590	8,913	116	590	9,029	1,568	2011	1987	867 York Road
Gig Harbor, WA	4,867	1,560	15,947	253	1,583	16,177	3,453	2010	1994	3213 45th St. Court NW
Glastonbury, CT	-	1,950	9,532	2,077	2,360	11,199	1,724	2011	1966	72 Salmon Brook Drive
Granbury, TX	-	2,040	30,670	258	2,040	30,928	4,646	2011	2009	100 Watermark Boulevard
Granbury, TX	-	2,550	2,940	480	2,550	3,420	476	2012	1996	916 East Highway 377
Grand Ledge, MI	-	1,150	16,286	5,119	1,150	21,405	3,150	2010	1999	4775 Village Dr
Granger, IN	-	1,670	21,280	2,401	1,670	23,681	3,773	2010	2009	6330 North Fir Rd
Grapevine, TX	-	-	-	19,803	2,220	17,583	659	2013	2014	4545 Merlot Drive
Grass Valley, CA	4,193	260	7,667	258	260	7,925	643	2013	2001	415 Sierra College Drive
Greenfield, WI	-	-	15,204	-	890	14,314	1,285	2013	1983	5017 South 110th Street
Greensboro, NC	-	330	2,970	554	330	3,524	1,343	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	-	560	5,507	1,013	560	6,520	2,467	2003	1997	4400 Lawndale Dr.
Greenville, SC	-	310	4,750	-	310	4,750	1,704	2004	1997	23 Southpointe Dr.
Greenville, NC	-	290	4,393	168	290	4,561	1,666	2003	1998	2715 Dickinson Ave.
Greenwood, IN	-	1,550	22,770	81	1,550	22,851	3,736	2010	2007	2339 South SR 135
Groton, CT	-	2,430	19,941	911	2,430	20,852	3,532	2011	1975	1145 Poquonnock Road
Haddonfield, NJ	-	-	-	16,883	520	16,363	790	2011	2015	132 Warwick Road
Hamburg, PA	-	840	10,543	215	840	10,758	1,932	2011	1966	125 Holly Road
Hamilton, NJ	-	440	4,469	-	440	4,469	1,774	2001	1998	1645 Whitehorse-Mercerville Rd.
Hanford, UKG	-	1,382	9,829	-	1,382	9,829	887	2013	2012	Bankhouse Road
Harrow, UKI	-	7,402	8,266	-	7,402	8,266	476	2014	2001	177 Preston Hill
Hatboro, PA	-	-	28,112	1,746	-	29,858	4,501	2011	1996	3485 Davisville Road
Hatfield, UKH	-	2,924	7,527	-	2,924	7,527	684	2013	2012	St Albans Road East
Haverford, PA	-	1,880	33,993	987	1,883	34,977	5,374	2010	2000	731 Old Buck Lane
Hemet, CA	-	870	3,405	-	870	3,405	847	2007	1996	25818 Columbia St.
Herne Bay, UKJ	-	1,900	24,353	-	1,900	24,353	2,464	2013	2011	165 Reculver Road
Hiawatha, KS	-	40	4,210	22	40	4,232	123	2015	1996	400 Kansas Ave
Hickory, NC	-	290	987	232	290	1,219	604	2003	1994	2530 16th St. N.E.
High Point, NC	-	560	4,443	793	560	5,236	1,960	2003	2000	1568 Skeet Club Rd.
High Point, NC	-	370	2,185	410	370	2,595	1,032	2003	1999	1564 Skeet Club Rd.
High Point, NC	-	330	3,395	28	330	3,423	1,291	2003	1994	201 W. Hartley Dr.
High Point, NC	-	430	4,143	-	430	4,143	1,549	2003	1998	1560 Skeet Club Rd.
Highland Park, IL	-	2,820	15,832	189	2,820	16,021	1,714	2011	2012	1651 Richfield Avenue
Highlands Ranch, CO	-	940	3,721	4,983	940	8,704	1,879	2002	1999	9160 S. University Blvd.
Hinckley, UKF	-	2,159	4,194	-	2,159	4,194	418	2013	2013	Tudor Road
Hindhead, UKJ	38,700	17,852	48,645	-	17,852	48,645	-	2016	2012	Portsmouth Road
Hockessin, DE	-	1,120	6,308	1,234	1,120	7,542	497	2014	1992	100 Saint Claire Drive
Holton, KS	-	40	7,460	12	40	7,472	203	2015	1996	410 Juniper Dr
Howell, NJ	9,177	1,066	21,577	383	1,070	21,956	3,507	2010	2007	100 Meridian Place
Hutchinson, KS	-	600	10,590	194	600	10,784	3,453	2004	1997	2416 Brentwood
Indianapolis, IN	-	495	6,287	22,565	495	28,852	10,370	2006	1981	8616 W. Tenth St.
Indianapolis, IN	-	255	2,473	12,123	255	14,596	5,170	2006	1981	8616 W.Tenth St.
Indianapolis, IN	-	870	14,688	-	870	14,688	945	2014	2014	1635 N Arlington Avenue
Indianapolis, IN	-	890	18,781	-	890	18,781	1,104	2014	2014	5404 Georgetown Road
Jacksonville, FL	-	-	-	25,981	750	25,231	330	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	-	-	-	26,381	-	26,381	345	2013	2014	4000 San Pablo Parkway
Kansas City, KS	-	700	20,116	-	700	20,116	579	2015	2015	8900 Parallel Parkway
Kenner, LA	-	1,100	10,036	328	1,100	10,364	8,536	1998	2000	1600 Joe Yenni Blvd
Kennett Square, PA	-	1,050	22,946	293	1,083	23,206	3,604	2010	2008	301 Victoria Gardens Dr.
Kent, WA	-	940	20,318	10,470	940	30,788	6,892	2007	2000	24121 116th Avenue SE
Kingston upon Thames, UKI	40,799	33,063	46,696	-	33,063	46,696	-	2016	2014	Coombe Lane West
Kirkland, WA	-	1,880	4,315	683	1,880	4,998	1,673	2003	1996	6505 Lakeview Dr.
Kirkstall, UKE	-	2,437	9,414	-	2,437	9,414	852	2013	2009	29 Broad Lane
Kokomo, IN	-	710	16,044	-	710	16,044	1,030	2014	2014	2200 S. Dixon Rd
Lafayette, LA	-	1,928	10,483	25	1,928	10,509	4,053	2006	1993	204 Energy Parkway
Lafayette, CO	-	1,420	20,192	-	1,420	20,192	859	2015	2015	329 Exempla Circle
Lafayette, IN	-	670	16,833	-	670	16,833	873	2015	2014	2402 South Street
Lakeway, TX	-	-	-	27,982	5,142	22,840	1,796	2007	2011	2000 Medical Dr
Lakewood, CO	-	2,160	28,091	49	2,160	28,140	2,086	2014	2010	7395 West Eastman Place
Lakewood Ranch, FL	-	650	6,714	1,988	650	8,702	995	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	-	1,000	22,388	-	1,000	22,388	2,646	2012	2005	8220 Natures Way
Lancaster, CA	9,561	700	15,295	625	712	15,907	3,835	2010	1999	43051 15th St. West
Langhorne, PA	-	1,350	24,881	140	1,350	25,021	4,014	2011	1979	262 Toll Gate Road
LaPlata, MD(2)	-	700	19,068	466	700	19,534	3,108	2011	1984	One Magnolia Drive
Las Vegas, NV	-	580	23,420	-	580	23,420	3,341	2011	2002	2500 North Tenaya Way
Lawrence, KS	-	250	8,716	-	250	8,716	1,019	2012	1996	3220 Peterson Road
Lecanto, FL	-	200	6,900	-	200	6,900	2,378	2004	1986	2341 W. Norvell Bryant Hwy.
Lee, MA	-	290	18,135	926	290	19,061	7,491	2002	1998	600 & 620 Laurel St.
Leeds, UKE	-	1,974	13,239	-	1,974	13,239	575	2015	2013	100 Grove Lane
Leicester, UKF	-	3,060	24,410	-	3,060	24,410	2,569	2012	2010	307 London Road
Lenoir, NC	-	190	3,748	641	190	4,389	1,636	2003	1998	1145 Powell Rd., N.E.
Lethbridge, AB	1,469	1,214	2,750	122	1,251	2,835	221	2014	2003	785 Columbia Boulevard West
Lexana, KS	-	480	1,770	95	480	1,865	57	2015	1994	8710 Caenen Lake Rd
Lexington, NC	-	200	3,900	1,015	200	4,915	1,895	2002	1997	161 Young Dr.
Libertyville, IL	-	6,500	40,024	-	6,500	40,024	6,270	2011	2001	901 Florsheim Dr
Lichfield, UKG	-	1,382	30,324	-	1,382	30,324	1,365	2015	2012	Wissage Road
Lillington, NC	-	470	17,579	-	470	17,579	1,089	2014	2013	54 Red Mulberry Way
Lillington, NC	-	500	16,451	-	500	16,451	958	2014	1999	2041 NC-210 N
Lincoln, NE	-	390	13,807	95	390	13,902	2,424	2010	2000	7208 Van Dorn St.
Linwood, NJ	-	800	21,984	979	838	22,925	3,685	2010	1997	432 Central Ave
Litchfield, CT	-	1,240	17,908	10,969	1,254	28,864	3,283	2010	1998	19 Constitution Way
Little Neck, NY	-	3,350	38,461	1,235	3,357	39,689	6,221	2010	2000	55-15 Little Neck Pkwy.
Livermore, CA	-	4,100	24,996	-	4,100	24,996	1,374	2014	1974	35 Fenton Street
London, UKI	-	-	-	23,257	7,439	15,818	105	2015	2016	6 Victoria Drive
Longview, TX	-	610	5,520	-	610	5,520	1,427	2006	2007	311 E Hawkins Pkwy
Longwood, FL	-	1,260	6,445	-	1,260	6,445	982	2011	2011	425 South Ronald Reagan Boulevard
Louisburg, KS	-	280	4,320	20	280	4,340	119	2015	1996	202 Rogers St
Louisville, KY	-	490	10,010	2,768	490	12,778	4,245	2005	1978	4604 Lowe Rd
Lowell, MA	-	1,070	13,481	169	1,070	13,650	2,284	2011	1975	841 Merrimack Street
Lowell, MA	-	680	3,378	44	680	3,422	701	2011	1969	30 Princeton Blvd
Loxley, UKE	-	1,369	15,668	-	1,369	15,668	1,573	2013	2008	Loxley Road
Lutherville, MD	-	1,100	19,786	1,675	1,100	21,461	3,285	2011	1988	515 Brightfield Road
Lynchburg, VA	-	340	16,114	-	340	16,114	1,011	2014	2013	189 Monica Blvd
Macungie, PA	-	960	29,033	56	960	29,089	4,478	2011	1994	1718 Spring Creek Road
Mahwah, NJ	-	-	-	28,854	1,605	27,249	1,117	2012	2015	15 Edison Road
Manalapan, NJ	-	900	22,624	347	900	22,971	3,195	2011	2001	445 Route 9 South
Manassas, VA	-	750	7,446	530	750	7,976	2,706	2003	1996	8341 Barrett Dr.
Mankato, MN	12,512	1,460	32,104	13	1,460	32,117	965	2015	2006	100 Dublin Road
Mansfield, TX	-	660	5,251	-	660	5,251	1,373	2006	2007	2281 Country Club Dr
Manteca, CA	5,878	1,300	12,125	1,566	1,312	13,679	4,520	2005	1986	430 N. Union Rd.
Marietta, PA	-	1,050	13,633	-	1,050	13,633	509	2015	1999	2760 Maytown Road
Marion, IN	-	720	12,750	1,136	720	13,886	857	2014	2012	614 W. 14th Street
Marion, IN	-	990	9,190	824	990	10,014	732	2014	1976	505 N. Bradner Avenue
Marlborough, UKK	-	2,677	6,822	-	2,677	6,822	384	2014	1999	The Common
Marlow, UKJ	-	-	-	47,193	8,772	38,421	1,329	2013	2014	210 Little Marlow Road
Martinsville, VA	-	349	-	-	349	-	-	2003	1900	Rolling Hills Rd. & US Hwy. 58
Marysville, WA	4,355	620	4,780	903	620	5,683	1,905	2003	1998	9802 48th Dr. N.E.
Matawan, NJ	-	1,830	20,618	83	1,830	20,701	2,950	2011	1965	625 State Highway 34
Matthews, NC	-	560	4,738	-	560	4,738	1,810	2003	1998	2404 Plantation Center Dr.
McHenry, IL	-	1,576	-	-	1,576	-	-	2006	1900	5200 Block of Bull Valley Road
McKinney, TX	-	1,570	7,389	-	1,570	7,389	1,452	2009	2010	2701 Alma Rd.
McMinnville, OR	-	720	7,984	150	720	8,134	350	2015	1996	3121 NE Cumulus Avenue
McMurray, PA	-	1,440	15,805	3,894	1,440	19,699	2,544	2010	2011	240 Cedar Hill Dr
Mechanicsburg, PA	-	1,350	16,650	-	1,350	16,650	2,432	2011	1971	4950 Wilson Lane
Medicine Hat, AB	2,412	932	5,566	200	961	5,737	353	2014	1999	65 Valleyview Drive SW
Melbourne, FL	-	7,070	48,257	16,324	7,070	64,581	11,663	2007	2009	7300 Watersong Lane
Melville, NY	-	4,280	73,283	4,305	4,299	77,570	11,736	2010	2001	70 Pinelawn Rd
Mendham, NJ	-	1,240	27,169	638	1,240	27,807	4,260	2011	1968	84 Cold Hill Road
Menomonee Falls, WI	-	1,020	6,984	1,652	1,020	8,636	1,830	2006	2007	W128 N6900 Northfield Drive
Mercerville, NJ	-	860	9,929	167	860	10,096	1,709	2011	1967	2240 White Horse- Merceville Road
Meriden, CT	-	1,300	1,472	98	1,300	1,570	518	2011	1968	845 Paddock Ave
Meridian, ID	-	3,600	20,802	251	3,600	21,053	7,802	2006	2008	2825 E. Blue Horizon Dr.
Merrillville, IN	-	700	11,699	154	700	11,853	2,781	2007	2008	9509 Georgia St.
Mesa, AZ	5,805	950	9,087	801	950	9,888	4,367	1999	2000	7231 E. Broadway
Middleburg Heights, OH	-	960	7,780	-	960	7,780	2,571	2004	1998	15435 Bagley Rd.
Middleton, WI	-	420	4,006	600	420	4,606	1,689	2001	1991	6701 Stonefield Rd.
Midland, MI	-	200	11,025	5,522	200	16,547	2,118	2010	1994	2325 Rockwell Dr
Mill Creek, WA	18,239	10,150	60,274	935	10,179	61,179	15,746	2010	1998	14905 Bothell-Everett Hwy
Millville, NJ	-	840	29,944	127	840	30,071	4,710	2011	1986	54 Sharp Street
Milton Keynes, UKJ	-	1,826	18,654	-	1,826	18,654	864	2015	2007	Tunbridge Grove, Kents Hill
Milwaukie, OR	-	400	6,782	115	400	6,897	294	2015	1991	5770 SE Kellogg Creek Drive
Mishawaka, IN	-	740	16,114	-	740	16,114	1,054	2014	2013	60257 Bodnar Blvd
Missoula, MT	-	550	7,490	377	550	7,867	2,367	2005	1998	3620 American Way
Monmouth Junction, NJ	-	720	6,209	79	720	6,288	1,125	2011	1996	2 Deer Park Drive
Monroe, NC	-	470	3,681	648	470	4,329	1,650	2003	2001	918 Fitzgerald St.
Monroe, NC	-	310	4,799	857	310	5,656	2,046	2003	2000	919 Fitzgerald St.
Monroe, NC	-	450	4,021	114	450	4,135	1,573	2003	1997	1316 Patterson Ave.
Monroe Township, NJ	-	3,250	27,771	91	3,250	27,862	723	2015	1996	319 Forsgate Drive
Monroe Twp, NJ	-	1,160	13,193	102	1,160	13,295	2,268	2011	1996	292 Applegarth Road
Montville, NJ	-	3,500	31,002	847	3,500	31,849	4,485	2011	1988	165 Changebridge Rd.
Moorestown, NJ	-	2,060	51,628	1,569	2,071	53,186	8,185	2010	2000	1205 N. Church St
Moorestown, NJ	-	6,400	23,875	-	6,400	23,875	1,824	2012	2014	250 Marter Avenue
Morehead City, NC	-	200	3,104	1,648	200	4,752	2,038	1999	1999	107 Bryan St.
Morton Grove, IL	-	1,900	19,374	159	1,900	19,533	2,673	2010	2011	5520 N. Lincoln Ave.
Mount Pleasant, SC	-	-	17,200	-	4,052	13,149	1,945	2013	1985	1200 Hospital Drive
Mount Vernon, WA	-	3,440	21,842	2,227	3,440	24,069	1,259	2014	1987	1810 E. Division Street
Mt. Vernon, WA	-	400	2,200	156	400	2,356	627	2006	2001	3807 East College Way
Murphy, TX	-	1,950	19,182	578	1,950	19,760	660	2015	2012	304 West FM 544
Nacogdoches, TX	-	390	5,754	-	390	5,754	1,480	2006	2007	5902 North St
Naperville, IL	-	3,470	29,547	-	3,470	29,547	4,718	2011	2001	504 North River Road
Nashville, TN	-	4,910	29,590	-	4,910	29,590	6,736	2008	2007	15 Burton Hills Boulevard
Naugatuck, CT	-	1,200	15,826	197	1,200	16,023	2,576	2011	1980	4 Hazel Avenue
Needham, MA	-	1,610	13,715	366	1,610	14,081	6,108	2002	1994	100 West St.
Neodesha, KS	-	20	430	19	20	449	19	2015	1994	400 Fir St
New Braunfels, TX	-	1,200	19,800	10,154	2,729	28,425	3,382	2011	2009	2294 East Common Street
New Haven, IN	-	176	3,524	-	176	3,524	1,559	2004	1981	1201 Daly Dr.
New Moston, UKD	-	1,480	4,378	-	1,480	4,378	412	2013	2010	90a Broadway
Newark, DE	-	560	21,220	1,488	560	22,708	6,946	2004	1998	200 E. Village Rd.
Newcastle Under Lyme, UKG	-	1,110	5,655	-	1,110	5,655	509	2013	2010	Hempstalls Lane
Newcastle-under-Lyme, UKG	-	1,125	5,537	-	1,125	5,537	311	2014	1999	Silverdale Road
Norman, OK	-	55	1,484	-	55	1,484	875	1995	1995	1701 Alameda Dr.
Norman, OK	-	1,480	33,330	-	1,480	33,330	3,858	2012	1985	800 Canadian Trails Drive
North Augusta, SC	-	332	2,558	-	332	2,558	1,228	1999	1998	105 North Hills Dr.
North Bend, OR	-	1,290	7,361	686	1,290	8,047	331	2015	1995	2290 Inland Drive
North Cape May, NJ	-	600	22,266	48	600	22,314	3,488	2011	1995	700 Townbank Road
North Cape May, NJ	-	77	151	460	77	610	31	2015	1988	610 Town Bank Road
Northampton, UKF	-	5,182	17,348	-	5,182	17,348	1,623	2013	2011	Cliftonville Road
Northampton, UKF	-	2,013	6,257	-	2,013	6,257	339	2014	2014	Cliftonville Road
Nuneaton, UKG	-	3,325	8,983	-	3,325	8,983	809	2013	2011	132 Coventry Road
Nuthall, UKF	-	1,628	6,263	-	1,628	6,263	326	2014	2014	172A Nottingham Road
Nuthall, UKF	-	2,498	10,436	-	2,498	10,436	950	2013	2011	172 Nottingham Road
Oakland, CA	-	4,760	16,143	57	4,760	16,200	1,065	2014	2002	468 Perkins Street
Ocala, FL	-	1,340	10,564	-	1,340	10,564	2,169	2008	2009	2650 SE 18TH Avenue
Ogden, UT	-	360	6,700	699	360	7,399	2,330	2004	1998	1340 N. Washington Blv.
Oklahoma City, OK	-	590	7,513	-	590	7,513	1,761	2007	2008	13200 S. May Ave
Oklahoma City, OK	-	760	7,017	-	760	7,017	1,584	2007	2009	11320 N. Council Road
Olathe, KS	-	1,930	19,765	553	1,930	20,318	517	2016	2015	21250 W 151 Street
Omaha, NE	-	370	10,230	-	370	10,230	1,823	2010	1998	11909 Miracle Hills Dr.
Omaha, NE	-	380	8,769	-	380	8,769	1,647	2010	1999	5728 South 108th St.
Ona, WV	-	950	15,998	-	950	15,998	560	2015	2007	100 Weatherholt Drive
Oneonta, NY	-	80	5,020	-	80	5,020	1,188	2007	1996	1846 County Highway 48
Orem, UT	-	2,150	24,107	-	2,150	24,107	778	2015	2014	250 East Center Street
Osage City, KS	-	50	1,700	102	50	1,802	56	2015	1996	1403 Laing St
Osawatomie, KS	-	130	2,970	67	130	3,037	90	2015	2003	1520 Parker Ave
Ottawa, KS	-	160	6,590	28	160	6,618	185	2015	2007	2250 S Elm St
Overland Park, KS	-	3,730	27,076	340	3,730	27,416	5,416	2008	2009	12000 Lamar Avenue
Overland Park, KS	-	4,500	29,105	7,295	4,500	36,400	6,277	2010	1988	6101 W 119th St
Overland Park, KS	-	410	2,840	27	410	2,867	90	2015	2004	14430 Metcalf Ave
Overland Park, KS	-	1,300	25,311	677	1,300	25,988	699	2016	2015	7600 Antioch Road
Owasso, OK	-	215	1,380	-	215	1,380	737	1996	1996	12807 E. 86th Place N.
Owensboro, KY	-	225	13,275	-	225	13,275	4,465	2005	1964	1205 Leitchfield Rd.
Owenton, KY	-	100	2,400	-	100	2,400	992	2005	1979	905 Hwy. 127 N.
Oxford, MI	-	1,430	15,791	-	1,430	15,791	2,719	2010	2001	701 Market St
Palestine, TX	-	180	4,320	1,300	180	5,620	1,512	2006	2005	1625 W. Spring St.
Palm Coast, FL	-	870	10,957	-	870	10,957	2,112	2008	2010	50 Town Ct.
Paola, KS	-	190	5,610	10	190	5,620	158	2015	2000	601 N. East Street
Paris, TX	-	490	5,452	-	490	5,452	3,694	2005	2006	750 N Collegiate Dr
Paso Robles, CA	-	1,770	8,630	693	1,770	9,323	3,591	2002	1998	1919 Creston Rd.
Pella, IA	-	870	6,716	89	870	6,805	776	2012	2002	2602 Fifield Road
Pennington, NJ	-	1,380	27,620	814	1,471	28,343	3,947	2011	2000	143 West Franklin Avenue
Pennsauken, NJ	-	900	10,780	179	900	10,959	1,992	2011	1985	5101 North Park Drive
Petoskey, MI	-	860	14,452	-	860	14,452	2,348	2011	1997	965 Hager Dr
Pewaukee, WI	-	4,700	20,669	-	4,700	20,669	6,858	2007	2007	2400 Golf Rd.
Philadelphia, PA	-	2,930	10,433	3,527	2,930	13,960	2,324	2011	1952	1526 Lombard Street
Phillipsburg, NJ	-	800	21,175	226	800	21,401	3,443	2011	1992	290 Red School Lane
Phillipsburg, NJ	-	300	8,114	77	300	8,191	1,312	2011	1905	843 Wilbur Avenue
Pinehurst, NC	-	290	2,690	484	290	3,174	1,248	2003	1998	17 Regional Dr.
Piqua, OH	-	204	1,885	-	204	1,885	934	1997	1997	1744 W. High St.
Pittsburgh, PA	-	1,750	8,572	115	1,750	8,687	2,881	2005	1998	100 Knoedler Rd.
Plainview, NY	-	3,990	11,969	818	3,990	12,787	1,958	2011	1963	150 Sunnyside Blvd
Plano, TX	-	1,840	20,152	560	1,840	20,712	357	2016	2016	3325 W Plano Parkway
Plattsmouth, NE	-	250	5,650	-	250	5,650	1,059	2010	1999	1913 E. Highway 34
Plymouth, MI	-	1,490	19,990	235	1,490	20,225	3,293	2010	1972	14707 Northville Rd
Port St. Lucie, FL	-	8,700	47,230	6,090	8,700	53,320	9,314	2008	2010	10685 SW Stony Creek Way
Post Falls, ID	-	2,700	14,217	2,181	2,700	16,398	3,695	2007	2008	460 N. Garden Plaza Ct.
Princeton, NJ	-	1,730	30,888	1,516	1,810	32,324	4,587	2011	2001	155 Raymond Road
Prior Lake, MN	14,250	1,870	29,849	13	1,870	29,862	896	2015	2003	4685 Park Nicollet Avenue
Puyallup, WA	10,968	1,150	20,776	445	1,156	21,216	4,713	2010	1985	123 Fourth Ave. NW
Raleigh, NC	-	3,530	59,589	-	3,530	59,589	6,682	2012	2002	5301 Creedmoor Road
Raleigh, NC	-	2,580	16,837	-	2,580	16,837	2,029	2012	1988	7900 Creedmoor Road
Reading, PA	-	980	19,906	120	980	20,026	3,180	2011	1994	5501 Perkiomen Ave
Red Bank, NJ	-	1,050	21,275	496	1,050	21,771	3,016	2011	1997	One Hartford Dr.
Rehoboth Beach, DE	-	960	24,248	8,632	976	32,864	4,296	2010	1999	36101 Seaside Blvd
Reidsville, NC	-	170	3,830	857	170	4,687	1,825	2002	1998	2931 Vance St.
Reno, NV	-	1,060	11,440	605	1,060	12,045	3,857	2004	1998	5165 Summit Ridge Road
Richardson, TX	-	1,800	16,562	331	1,800	16,893	769	2015	2009	1350 East Lookout Drive
Richmond, IN	-	700	14,222	393	700	14,615	370	2016	2015	400 Industries Road
Richmond, VA	-	-	12,000	-	250	11,750	1,229	2013	1989	2220 Edward Holland Drive
Ridgeland, MS	-	520	7,675	427	520	8,102	2,771	2003	1997	410 Orchard Park
Rochdale, MA	-	-	7,100	-	690	6,410	642	2013	1994	111 Huntoon Memorial Highway
Rockville, MD	-	-	16,398	10	-	16,408	2,195	2012	1986	9701 Medical Center Drive
Rockville, CT	-	1,500	4,835	132	1,500	4,967	1,056	2011	1960	1253 Hartford Turnpike
Rockville Centre, NY	-	4,290	20,310	781	4,290	21,091	3,064	2011	2002	260 Maple Ave
Rockwall, TX	-	-	-	19,801	2,220	17,581	674	2012	2014	720 E Ralph Hall Parkway
Rocky Hill, CT	-	1,090	6,710	1,500	1,090	8,210	2,690	2003	1996	60 Cold Spring Rd.
Rohnert Park, CA	13,024	6,500	18,700	2,116	6,546	20,769	6,372	2005	1986	4855 Snyder Lane
Romeoville, IL	-	1,895	-	-	1,895	-	-	2006	1900	Grand Haven Circle
Roseburg, OR	-	1,200	4,891	44	1,200	4,935	215	2015	1990	1901 NW Hughwood Drive
Roseville, MN	-	2,140	24,679	67	2,140	24,746	746	2015	1989	2750 North Victoria Street
Roswell, GA	7,489	1,107	9,627	1,086	1,114	10,706	7,739	1997	1999	655 Mansell Rd.
Rugeley, UKG	-	1,900	10,262	-	1,900	10,262	978	2013	2010	Horse Fair
Ruston, LA	-	710	9,790	-	710	9,790	1,551	2011	1988	1401 Ezelle St
Sacramento, CA	9,762	940	14,781	251	952	15,020	3,341	2010	1978	6350 Riverside Blvd
Salem, OR	-	449	5,171	-	449	5,172	2,463	1999	1998	1355 Boone Rd. S.E.
Salem, OR	-	440	4,726	71	440	4,796	209	2015	1992	3988 12th Street SE
Salisbury, NC	-	370	5,697	168	370	5,865	2,145	2003	1997	2201 Statesville Blvd.
San Angelo, TX	-	260	8,800	425	260	9,225	2,896	2004	1997	2695 Valleyview Blvd.
San Angelo, TX	-	1,050	24,689	552	1,050	25,241	1,650	2014	1999	6101 Grand Court Road
San Antonio, TX	-	6,120	28,169	2,281	6,120	30,450	4,358	2010	2011	2702 Cembalo Blvd
San Antonio, TX	-	-	17,303	-	-	17,303	6,432	2007	2007	8902 Floyd Curl Dr.
San Bernardino, CA	-	3,700	14,300	687	3,700	14,987	3,115	2008	1993	1760 W. 16th St.
San Diego, CA	-	-	22,003	1,845	-	23,848	4,875	2008	1992	555 Washington St.
Sanatoga, PA	-	980	30,695	75	980	30,770	4,725	2011	1993	225 Evergreen Road
Sand Springs, OK	6,431	910	19,654	-	910	19,654	2,317	2012	2002	4402 South 129th Avenue West
Sarasota, FL	-	475	3,175	-	475	3,175	1,769	1996	1995	8450 McIntosh Rd.
Sarasota, FL	-	3,360	19,140	-	3,360	19,140	2,677	2011	2006	6150 Edgelake Drive
Scranton, PA	-	440	17,609	-	440	17,609	1,056	2014	2005	2741 Blvd. Ave
Scranton, PA	-	320	12,144	-	320	12,144	722	2014	2013	2751 Boulevard Ave
Seattle, WA	7,344	5,190	9,350	564	5,199	9,905	3,119	2010	1962	11501 15th Ave NE
Seattle, WA	27,180	10,670	37,291	894	10,700	38,155	10,575	2010	2005	805 4th Ave N
Selbyville, DE	-	750	25,912	360	769	26,253	4,141	2010	2008	21111 Arrington Dr
Seven Fields, PA	-	484	4,663	60	484	4,722	2,254	1999	1999	500 Seven Fields Blvd.
Severna Park, MD(2)	-	2,120	31,273	808	2,120	32,081	4,897	2011	1981	24 Truckhouse Road
Shawnee, OK	-	80	1,400	-	80	1,400	771	1996	1995	3947 Kickapoo
Shelbyville, KY	-	630	3,870	630	630	4,500	1,357	2005	1965	1871 Midland Trail
Shelton, WA	-	530	17,049	472	530	17,521	2,157	2012	1989	900 W Alpine Way
Sherman, TX	-	700	5,221	-	700	5,221	1,414	2005	2006	1011 E. Pecan Grove Rd.
Shrewsbury, NJ	-	2,120	38,116	910	2,128	39,018	6,095	2010	2000	5 Meridian Way
Silvis, IL	-	880	16,420	139	880	16,559	2,802	2010	2005	1900 10th St.
Sittingbourne, UKJ	-	1,357	6,539	-	1,357	6,539	353	2014	1997	200 London Road
Smithfield, NC	-	290	5,680	-	290	5,680	2,094	2003	1998	830 Berkshire Rd.
Smithfield, NC	-	360	8,216	-	360	8,216	487	2014	1999	250 Highway 210 West
Sonoma, CA	14,278	1,100	18,400	1,700	1,109	20,090	6,132	2005	1988	800 Oregon St.
South Bend, IN	-	670	17,770	-	670	17,770	1,080	2014	2014	52565 State Road 933
South Boston, MA	-	385	2,002	5,218	385	7,220	3,486	1995	1961	804 E. Seventh St.
Southbury, CT	-	1,860	23,613	958	1,860	24,571	3,660	2011	2001	655 Main St
Sparks, NV	-	3,700	46,526	-	3,700	46,526	9,398	2007	2009	275 Neighborhood Way
Springfield, OR	-	1,790	8,865	90	1,790	8,954	385	2015	1994	770 Harlow Road
Springfield, IL	-	-	10,100	-	768	9,332	1,258	2013	2010	701 North Walnut Street
Springfield, IL	-	990	13,378	1,084	990	14,462	866	2014	2013	3089 Old Jacksonville Road
St. Paul, MN	-	2,100	33,019	78	2,100	33,097	988	2015	1996	750 Mississippi River
Stafford, UKG	-	-	-	9,909	1,943	7,966	54	2014	2016	Stone Road
Stamford, UKF	-	1,820	3,238	-	1,820	3,238	187	2014	1998	Priory Road
Statesville, NC	-	150	1,447	266	150	1,713	672	2003	1990	2441 E. Broad St.
Statesville, NC	-	310	6,183	8	310	6,191	2,216	2003	1996	2806 Peachtree Place
Statesville, NC	-	140	3,627	-	140	3,627	1,330	2003	1999	2814 Peachtree Rd.
Stillwater, OK	-	80	1,400	-	80	1,400	774	1995	1995	1616 McElroy Rd.
Stockton, CA	2,810	2,280	5,983	397	2,372	6,288	1,638	2010	1988	6725 Inglewood
Stratford-upon-Avon, UKG	-	790	14,508	-	790	14,508	652	2015	2012	Scholars Lane
Stroudsburg, PA	-	340	16,313	-	340	16,313	987	2014	2011	370 Whitestone Corner Road
Summit, NJ	-	3,080	14,152	-	3,080	14,152	2,238	2011	2001	41 Springfield Avenue
Superior, WI	-	1,020	13,735	6,159	1,020	19,894	1,813	2009	2010	1915 North 34th Street
Swanton, OH	-	330	6,370	-	330	6,370	2,245	2004	1950	401 W. Airport Hwy.
Terre Haute, IN	-	1,370	18,016	-	1,370	18,016	881	2015	2015	395 8th Avenue
Texarkana, TX	-	192	1,403	-	192	1,403	749	1996	1996	4204 Moores Lane
The Villages, FL	-	1,035	7,446	-	1,035	7,446	654	2013	2014	2450 Parr Drive
Tomball, TX	-	1,050	13,300	779	1,050	14,079	2,076	2011	2001	1221 Graham Dr
Toms River, NJ	-	1,610	34,627	813	1,679	35,371	5,584	2010	2005	1587 Old Freehold Rd
Tonganoxie, KS	-	310	3,690	69	310	3,759	114	2015	2009	120 W 8th St
Topeka, KS	-	260	12,712	-	260	12,712	1,548	2012	2011	1931 Southwest Arvonia Place
Towson, MD(2)	-	1,180	13,280	195	1,180	13,475	2,204	2011	1973	7700 York Road
Troy, OH	-	200	2,000	4,254	200	6,254	1,841	1997	1997	81 S. Stanfield Rd.
Troy, OH	-	470	16,730	-	470	16,730	5,678	2004	1971	512 Crescent Drive
Trumbull, CT	-	4,440	43,384	-	4,440	43,384	6,548	2011	2001	6949 Main Street
Tucson, AZ	-	1,190	18,318	668	1,190	18,985	521	2015	1997	8151 E Speedway Boulevard
Tulsa, OK	-	3,003	6,025	20	3,003	6,045	3,248	2006	1992	3219 S. 79th E. Ave.
Tulsa, OK	-	1,390	7,110	517	1,390	7,627	1,467	2010	1998	7220 S. Yale Ave.
Tulsa, OK	-	1,320	10,087	-	1,320	10,087	1,233	2011	2012	7902 South Mingo Road East
Tyler, TX	-	650	5,268	-	650	5,268	1,366	2006	2007	5550 Old Jacksonville Hwy.
Upper Providence, PA	-	-	-	30,095	1,900	28,195	1,226	2013	2015	1133 Black Rock Road
Vacaville, CA	13,392	900	17,100	1,651	900	18,751	5,857	2005	1987	799 Yellowstone Dr.
Vallejo, CA	13,407	4,000	18,000	2,344	4,030	20,315	6,287	2005	1989	350 Locust Dr.
Vallejo, CA	7,147	2,330	15,407	310	2,330	15,717	3,716	2010	1990	2261 Tuolumne
Valparaiso, IN	-	112	2,558	-	112	2,558	1,087	2001	1998	2601 Valparaiso St.
Valparaiso, IN	-	108	2,962	-	108	2,962	1,238	2001	1999	2501 Valparaiso St.
Vancouver, WA	11,214	1,820	19,042	270	1,821	19,311	4,339	2010	2006	10011 NE 118th Ave
Venice, FL	-	1,150	10,674	-	1,150	10,674	2,113	2008	2009	1600 Center Rd.
Vero Beach, FL	-	263	3,187	-	263	3,187	1,322	2001	1999	420 4th Ct.
Vero Beach, FL	-	297	3,263	-	297	3,263	1,363	2001	1996	410 4th Ct.
Vero Beach, FL	-	2,930	40,070	15,112	2,930	55,182	12,173	2007	2003	7955 16th Manor
Virginia Beach, VA	-	1,540	22,593	-	1,540	22,593	1,361	2014	1993	5520 Indian River Rd
Voorhees, NJ	-	1,800	37,299	657	1,800	37,956	5,987	2011	1965	2601 Evesham Road
Voorhees, NJ(2)	-	1,900	26,040	894	1,900	26,934	4,266	2011	1985	3001 Evesham Road
Voorhees, NJ	-	3,100	25,950	21	3,100	25,971	2,965	2011	2013	113 South Route 73
Voorhees, NJ	-	3,700	24,312	1,560	3,847	25,725	2,443	2012	2013	311 Route 73
Wabash, IN	-	670	14,588	-	670	14,588	940	2014	2013	20 John Kissinger Drive
Waconia, MN	-	890	14,726	4,495	890	19,221	2,567	2011	2005	500 Cherry Street
Wake Forest, NC	-	200	3,003	1,742	200	4,745	2,086	1998	1999	611 S. Brooks St.
Wall, NJ	-	1,650	25,350	2,421	1,692	27,729	3,774	2011	2003	2021 Highway 35
Wallingford, CT	-	490	1,210	65	490	1,275	343	2011	1962	35 Marc Drive
Walsall, UKG	-	1,184	8,562	-	1,184	8,562	408	2015	2015	Little Aston Road
Wamego, KS	-	40	2,510	14	40	2,524	74	2015	1996	1607 4th St
Wareham, MA	-	875	10,313	1,701	875	12,014	4,983	2002	1989	50 Indian Neck Rd.
Warren, NJ	-	2,000	30,810	727	2,000	31,537	4,322	2011	1999	274 King George Rd
Watchung, NJ	-	1,920	24,880	1,030	1,976	25,853	3,620	2011	2000	680 Mountain Boulevard
Waukee, IA	-	1,870	31,878	1,075	1,870	32,953	3,686	2012	2007	1650 SE Holiday Crest Circle
Waxahachie, TX	-	650	5,763	-	650	5,763	1,362	2007	2008	1329 Brown St.
Weatherford, TX	-	660	5,261	-	660	5,261	1,375	2006	2007	1818 Martin Drive
Wellingborough, UKF	-	1,480	5,724	-	1,480	5,724	322	2015	2015	159 Northampton
West Bend, WI	-	620	17,790	38	620	17,828	2,364	2010	2011	2130 Continental Dr
West Chester, PA	-	1,350	29,237	251	1,350	29,488	4,641	2011	1974	800 West Miner Street
West Orange, NJ	-	2,280	10,687	182	2,280	10,869	1,915	2011	1963	20 Summit Street
Westerville, OH	-	740	8,287	3,105	740	11,392	8,620	1998	2001	690 Cooper Rd.
Westfield, IN	-	890	15,964	-	890	15,964	1,019	2014	2013	937 E. 186th Street
Westfield, NJ(2)	-	2,270	16,589	497	2,270	17,086	2,961	2011	1970	1515 Lamberts Mill Road
Westlake, OH	-	1,330	17,926	-	1,330	17,926	7,346	2001	1985	27601 Westchester Pkwy.
Weston Super Mare, UKK	-	2,517	7,054	-	2,517	7,054	639	2013	2011	141b Milton Road
Westworth Village, TX	-	2,060	31,296	-	2,060	31,296	1,705	2014	2014	25 Leonard Trail
White Lake, MI	-	2,920	20,179	92	2,920	20,271	3,386	2010	2000	935 Union Lake Rd
Wichita, KS	-	1,400	11,000	-	1,400	11,000	3,955	2006	1997	505 North Maize Road
Wichita, KS	-	860	8,873	-	860	8,873	1,261	2011	2012	10604 E 13th Street North
Wichita, KS	13,208	629	19,749	-	629	19,752	2,302	2012	2009	2050 North Webb Road
Wichita, KS	-	260	2,240	81	260	2,321	67	2015	1992	900 N Bayshore Dr
Wichita, KS	-	-	-	11,034	900	10,134	1,360	2011	2012	10604 E 13th Street North
Wilkes-Barre, PA	-	570	2,301	44	570	2,345	603	2011	1992	300 Courtright Street
Williamstown, KY	-	70	6,430	-	70	6,430	2,183	2005	1987	201 Kimberly Lane
Wilmington, DE	-	800	9,494	59	800	9,553	1,621	2011	1970	810 S Broom Street
Wilmington, NC	-	210	2,991	-	210	2,991	1,419	1999	1999	3501 Converse Dr.
Wilmington, NC	-	400	15,356	-	400	15,356	955	2014	2012	3828 Independence Blvd
Windsor, CT	-	2,250	8,539	1,848	2,250	10,387	1,783	2011	1969	One Emerson Drive
Windsor, CT	-	1,800	600	944	1,800	1,544	394	2011	1974	One Emerson Drive
Winston-Salem, NC	-	360	2,514	459	360	2,973	1,130	2003	1996	2980 Reynolda Rd.
Winter Garden, FL	-	1,350	7,937	-	1,350	7,937	908	2012	2013	720 Roper Road
Witherwack, UKC	-	944	6,915	-	944	6,915	627	2013	2009	Whitchurch Road
Wolverhampton, UKG	-	1,573	6,678	-	1,573	6,678	610	2013	2011	378 Prestonwood Road
Worcester, MA	-	3,500	54,099	-	3,500	54,099	10,138	2007	2009	101 Barry Road
Worcester, MA	-	2,300	9,060	5,037	2,300	14,097	2,185	2008	1993	378 Plantation St.
Wyncote, PA	-	2,700	22,244	233	2,700	22,477	3,639	2011	1960	1245 Church Road
York, UKE	-	2,961	8,266	-	2,961	8,266	467	2014	2006	Rosetta Way, Boroughbridge Road
Youngsville, NC	-	380	10,689	-	380	10,689	647	2014	2013	100 Sunset Drive
Zionsville, IN	-	1,610	22,400	1,691	1,610	24,091	3,894	2010	2009	11755 N Michigan Rd

Triple-net total	$594,199	$804,007	$7,794,067	$718,637	$853,984	$8,462,729	$1,317,149

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors housing operating:
Acton, MA	$-	$-	$31,346	$1,107	$14	$32,440	$4,201	2013	2000	10 Devon Drive
Agawam, MA	6,334	880	10,044	629	959	10,594	2,441	2011	1996	153 Cardinal Drive
Albuquerque, NM	-	1,270	20,837	1,543	1,275	22,375	5,044	2010	1984	500 Paisano St NE
Alhambra, CA	-	600	6,305	8,987	600	15,292	1,342	2011	1923	1118 N. Stoneman Ave.
Altrincham, UKD	-	4,244	25,187	-	4,244	25,187	4,127	2012	2009	295 Hale Road
Amherstview, ON	591	473	4,446	236	500	4,654	530	2015	1974	4567 Bath Road
Arlington, TX	21,090	1,660	37,395	2,990	1,709	40,336	8,632	2012	2000	1250 West Pioneer Parkway
Arnprior, ON	412	788	6,283	331	813	6,590	1,148	2013	1991	15 Arthur Street
Atlanta, GA	-	2,100	20,603	749	2,154	21,298	2,843	2014	2000	1000 Lenox Park Blvd NE
Austin, TX	-	1,560	21,413	113	1,560	21,526	1,840	2014	2013	11330 Farrah Lane
Austin, TX	-	4,200	74,850	418	4,200	75,268	3,964	2015	2014	4310 Bee Caves Road
Avon, CT	18,645	1,550	30,571	2,290	1,580	32,831	8,359	2011	1998	101 Bickford Extension
Azusa, CA	-	570	3,141	6,941	570	10,082	2,656	1998	1953	125 W. Sierra Madre Ave.
Bagshot, UKJ	-	4,960	29,881	-	4,960	29,881	5,347	2012	2009	14 - 16 London Road
Banstead, UKJ	-	6,695	55,113	-	6,695	55,113	8,492	2012	2005	Croydon Lane
Basingstoke, UKJ	-	3,420	18,853	-	3,420	18,853	1,395	2014	2012	Grove Road
Basking Ridge, NJ	-	2,356	37,710	1,000	2,389	38,677	5,871	2013	2002	404 King George Road
Bassett, UKJ	-	4,874	32,304	-	4,874	32,304	5,540	2013	2006	111 Burgess Road
Baton Rouge, LA	9,186	790	29,436	367	801	29,792	4,477	2013	2009	9351 Siegen Lane
Beaconsfield, UKJ	-	5,566	50,952	-	5,566	50,952	7,642	2013	2009	30-34 Station Road
Beaconsfield, QC	-	1,149	17,484	739	1,197	18,175	3,954	2013	2008	505 Elm Avenue
Bedford, NH	-	-	-	33,235	2,548	30,687	4,123	2011	2012	5 Corporate Drive
Bee Cave, TX	-	1,820	21,084	634	1,820	21,718	1,153	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	-	2,800	19,004	1,543	2,816	20,531	3,885	2013	1998	15928 NE 8th Street
Belmont, CA	-	3,000	23,526	1,889	3,000	25,415	5,447	2011	1971	1301 Ralston Avenue
Belmont, CA	-	-	35,300	1,206	-	36,506	5,883	2013	2002	1010 Alameda de Las Pulgas
Berkeley, CA	12,663	3,050	32,677	2,058	3,050	34,735	716	2016	1966	2235 Sacramento Street
Bethesda, MD	-	-	45,309	500	3	45,807	7,170	2013	2009	8300 Burdett Road
Bethesda, MD	-	-	-	127	-	127	22	2013	2009	8300 Burdett Road
Bethesda, MD	-	-	-	405	-	405	51	2013	2009	8300 Burdett Road
Billerica, MA	-	1,619	21,381	657	1,624	22,034	1,852	2015	2000	20 Charnstaffe Lane
Birmingham, UKG	-	4	21,321	-	4	21,321	3,631	2013	2006	5 Church Road, Edgbaston
Birmingham, UKG	-	-	-	14,494	1,480	13,014	28	2015	2016	47 Bristol Road South
Birmingham, UKG	-	-	-	14,119	2,807	11,313	-	2015	2016	134 Jockey Road
Blainville, QC	-	2,077	8,902	399	2,141	9,237	2,400	2013	2008	50 des Chateaux Boulevard
Bloomfield Hills, MI	-	2,000	35,662	604	2,000	36,266	5,510	2013	2009	6790 Telegraph Road
Borehamwood, UKH	-	5,367	41,937	-	5,367	41,937	6,423	2012	2003	Edgwarebury Lane
Bothell, WA	-	1,350	13,439	1,928	1,361	15,357	1,270	2015	1988	10605 NE 185th Street
Boulder, CO	-	2,994	27,458	1,821	3,014	29,259	5,621	2013	2003	3955 28th Street
Bournemouth, UKK	-	5,527	42,547	-	5,527	42,547	5,235	2013	2008	42 Belle Vue Road
Braintree, MA	20,617	-	41,290	607	56	41,841	6,713	2013	2007	618 Granite Street
Brampton, ON	43,804	10,256	60,021	-	10,256	60,021	4,334	2015	2009	100 Ken Whillans Drive
Brighton, MA	10,127	2,100	14,616	1,060	2,109	15,667	3,583	2011	1995	50 Sutherland Road
Brockport, NY	-	1,500	23,496	94	1,500	23,590	1,808	2015	1999	90 West Avenue
Brockville, ON	4,604	484	7,445	338	506	7,761	744	2015	1996	1026 Bridlewood Drive
Brookfield, CT	19,001	2,250	30,180	1,630	2,262	31,799	7,206	2011	1999	246A Federal Road
Broomfield, CO	-	4,140	44,547	10,646	10,054	49,279	12,387	2013	2009	400 Summit Blvd
Brossard, QC	11,401	5,499	31,854	-	5,499	31,854	2,272	2015	1989	2455 Boulevard Rome
Buckingham, UKJ	-	2,979	13,880	-	2,979	13,880	969	2014	1883	Church Street
Buffalo Grove, IL	-	2,850	49,129	785	2,850	49,914	7,822	2012	2003	500 McHenry Road
Burbank, CA	-	4,940	43,466	1,003	4,940	44,469	8,242	2012	2002	455 E. Angeleno Avenue
Burbank, CA	19,935	3,610	50,817	2,503	3,610	53,320	941	2016	1985	2721 Willow Street
Burlington, ON	12,810	1,309	19,311	885	1,349	20,156	3,377	2013	1990	500 Appleby Line
Burlington, MA	-	2,443	34,354	1,022	2,522	35,298	5,935	2013	2005	24 Mall Road
Burlington, MA	-	2,750	57,488	3,024	2,750	60,512	-	2016	2011	50 Greenleaf Way
Calabasas, CA	-	-	6,438	877	-	7,315	4,377	2013	1972	25100 Calabasas Road
Calgary, AB	12,534	2,252	37,415	1,566	2,324	38,909	6,804	2013	2003	20 Promenade Way SE
Calgary, AB	14,376	2,793	41,179	1,565	2,888	42,650	7,196	2013	1998	80 Edenwold Drive NW
Calgary, AB	11,364	3,122	38,971	1,461	3,229	40,325	6,743	2013	1998	150 Scotia Landing NW
Calgary, AB	23,014	3,431	28,983	1,292	3,551	30,155	4,188	2013	1989	9229 16th Street SW
Calgary, AB	24,579	2,385	36,776	1,348	2,463	38,047	3,082	2015	2006	2220-162nd Avenue SW
Camberley, UKJ	-	2,654	5,736	16,874	7,217	18,048	106	2014	2016	Fernhill Road
Cardiff, UKL	-	3,191	12,566	-	3,191	12,566	2,665	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	38,767	5,880	64,711	1,174	5,880	65,885	12,242	2011	2009	3535 Manchester Avenue
Carol Stream, IL	-	1,730	55,048	1,420	1,730	56,468	9,664	2012	2001	545 Belmont Lane
Cary, NC	-	740	45,240	390	740	45,630	5,956	2013	2009	1206 West Chatham Street
Cedar Park, TX	-	1,750	15,664	118	1,750	15,782	9	2016	2015	800 C-Bar Ranch Trail
Centerville, MA	-	1,300	27,357	1,041	1,324	28,375	5,481	2011	1998	22 Richardson Road
Cerritos, CA	-	-	27,494	3,554	-	31,048	779	2016	2002	11000 New Falcon Way
Chatham, ON	1,422	1,098	12,462	1,114	1,139	13,536	1,253	2015	1965	25 Keil Drive North
Chelmsford, MA	-	1,589	26,432	714	1,594	27,141	2,148	2015	1997	199 Chelmsford Street
Chesterfield, MO	-	1,857	48,366	798	1,857	49,164	6,929	2013	2001	1880 Clarkson Road
Chorleywood, UKH	-	5,636	43,191	-	5,636	43,191	6,942	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	-	2,072	22,163	695	2,128	22,802	3,583	2013	2003	3302 Bonita Road
Church Crookham, UKJ	-	2,591	14,215	-	2,591	14,215	1,690	2014	2014	Bourley Road
Cincinnati, OH	-	2,060	109,388	10,021	2,060	119,409	19,242	2007	2010	5445 Kenwood Road
Claremont, CA	-	2,430	9,928	1,100	2,438	11,019	1,963	2013	2001	2053 North Towne Avenue
Cohasset, MA	-	2,485	26,147	1,202	2,487	27,347	4,369	2013	1998	125 King Street (Rt 3A)
Colorado Springs, CO	-	800	14,756	1,409	840	16,125	2,433	2013	2001	2105 University Park Boulevard
Concord, NH	13,081	720	21,164	702	779	21,807	4,171	2011	2001	300 Pleasant Street
Coquitlam, BC	10,245	3,047	24,567	1,035	3,142	25,507	5,378	2013	1990	1142 Dufferin Street
Costa Mesa, CA	-	2,050	19,969	1,176	2,050	21,145	4,508	2011	1965	350 West Bay St
Crystal Lake, IL	-	875	12,461	1,040	893	13,483	2,575	2013	2001	751 E Terra Cotta Avenue
Dallas, TX	-	1,080	9,655	612	1,080	10,267	2,202	2011	1997	3611 Dickason Avenue
Dallas, TX	-	6,330	114,794	637	6,330	115,431	7,170	2015	2013	3535 N Hall Street
Danvers, MA	9,175	1,120	14,557	910	1,145	15,442	3,328	2011	2000	1 Veronica Drive
Danvers, MA	-	2,203	28,761	154	2,257	28,860	2,865	2015	1997	9 Summer Street
Davenport, IA	-	1,403	35,893	3,068	1,480	38,884	7,930	2006	2009	4500 Elmore Ave.
Decatur, GA	-	-	-	30,456	1,946	28,510	4,979	2013	1998	920 Clairemont Avenue
Denver, CO	12,283	1,450	19,389	3,009	1,470	22,379	3,490	2012	1997	4901 South Monaco Street
Denver, CO	-	2,910	35,838	1,002	2,933	36,817	7,299	2012	2007	8101 E Mississippi Avenue
Dix Hills, NY	-	3,808	39,014	1,059	3,809	40,072	6,394	2013	2003	337 Deer Park Road
Dollard-Des-Ormeaux, QC	-	1,957	14,431	629	2,017	15,000	3,932	2013	2008	4377 St. Jean Blvd
Dresher, PA	7,103	1,900	10,664	774	1,900	11,438	2,871	2013	2006	1650 Susquehanna Road
Dublin, OH	-	1,680	43,423	5,727	1,775	49,055	10,839	2010	1990	6470 Post Rd
East Haven, CT	22,079	2,660	35,533	2,234	2,681	37,746	10,112	2011	2000	111 South Shore Drive
East Meadow, NY	-	69	45,991	848	124	46,783	7,311	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	-	4,920	37,354	1,047	4,975	38,347	5,962	2013	2002	1 Sunrise Drive
Eastbourne, UKJ	-	4,145	33,744	-	4,145	33,744	5,511	2013	2008	6 Upper Kings Drive
Edgbaston, UKG	-	-	-	16,689	2,720	13,969	638	2014	2015	Pershore Road
Edgewater, NJ	-	4,561	25,047	1,000	4,564	26,044	4,349	2013	2000	351 River Road
Edison, NJ	-	1,892	32,314	1,051	1,896	33,361	7,579	2013	1996	1801 Oak Tree Road
Edmonds, WA	10,991	1,650	24,449	541	1,651	24,989	2,056	2015	1976	21500 72nd Avenue West
Edmonton, AB	9,222	1,589	29,819	1,176	1,638	30,946	5,496	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	11,914	2,063	37,293	1,587	2,127	38,816	8,990	2013	1968	10015 103rd Avenue NW
Encinitas, CA	-	1,460	7,721	2,377	1,460	10,098	4,102	2000	1988	335 Saxony Rd.
Encino, CA	-	5,040	46,255	1,195	5,040	47,450	8,407	2012	2003	15451 Ventura Boulevard
Escondido, CA	-	1,520	24,024	1,300	1,520	25,324	5,450	2011	1987	1500 Borden Rd
Esher, UKJ	-	5,783	48,361	-	5,783	48,361	6,956	2013	2006	42 Copsem Lane
Fairfax, VA	-	19	2,678	175	47	2,825	708	2013	1991	9207 Arlington Boulevard
Fairfield, NJ	-	3,120	43,868	934	3,175	44,747	7,192	2013	1998	47 Greenbrook Road
Fareham, UKJ	-	3,408	17,970	-	3,408	17,970	1,699	2014	2012	Redlands Lane
Flossmoor, IL	-	1,292	9,496	1,339	1,339	10,788	2,209	2013	2000	19715 Governors Highway
Folsom, CA	-	1,490	32,754	11	1,490	32,765	2,292	2015	2014	1574 Creekside Drive
Fort Worth, TX	-	2,080	27,888	3,217	2,085	31,100	6,747	2012	2001	2151 Green Oaks Road
Fort Worth, TX	-	1,740	19,799	961	1,740	20,760	-	2016	2014	7001 Bryant Irvin Road
Franklin, MA	-	2,430	30,597	2,416	2,442	33,000	4,550	2013	1999	4 Forge Hill Road
Frome, UKK	-	2,720	14,813	-	2,720	14,813	1,160	2014	2012	Welshmill Lane
Fullerton, CA	12,537	1,964	19,989	638	1,998	20,593	3,484	2013	2008	2226 North Euclid Street
Gahanna, OH	-	772	11,214	1,209	787	12,408	1,870	2013	1998	775 East Johnstown Road
Gilbert, AZ	16,042	2,160	28,246	472	2,160	28,718	6,703	2013	2008	580 S. Gilbert Road
Gilroy, CA	-	760	13,880	24,615	1,575	37,680	9,028	2006	2007	7610 Isabella Way
Glen Cove, NY	-	4,594	35,236	1,447	4,615	36,662	7,045	2013	1998	39 Forest Avenue
Glenview, IL	-	2,090	69,288	1,542	2,090	70,830	11,838	2012	2001	2200 Golf Road
Golden Valley, MN	19,396	1,520	33,513	827	1,545	34,314	5,088	2013	2005	4950 Olson Memorial Highway
Grimsby, ON	-	636	5,617	259	655	5,857	651	2015	1991	84 Main Street East
Grosse Pointe Woods, MI	-	950	13,662	250	950	13,912	2,025	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	-	1,430	31,777	799	1,430	32,576	4,721	2013	2005	21260 Mack Avenue
Guelph, ON	4,313	1,190	7,597	380	1,237	7,930	1,098	2015	1978	165 Cole Road
Guildford, UKJ	-	5,361	56,494	-	5,361	56,494	8,384	2013	2006	Astolat Way, Peasmarsh
Gurnee, IL	-	890	27,931	1,005	935	28,891	4,033	2013	2002	500 North Hunt Club Road
Hamden, CT	14,857	1,460	24,093	1,296	1,487	25,362	5,965	2011	1999	35 Hamden Hills Drive
Hampshire, UKJ	-	4,172	26,035	-	4,172	26,035	4,104	2013	2006	22-26 Church Road
Haverhill, MA	-	1,720	50,046	831	1,723	50,873	4,973	2015	1997	254 Amesbury Road
Henderson, NV	-	880	29,809	471	895	30,265	4,784	2011	2009	1935 Paseo Verde Parkway
Henderson, NV	5,572	1,190	11,600	499	1,212	12,078	3,007	2013	2008	1555 West Horizon Ridge Parkway
Highland Park, IL	-	2,250	25,313	847	2,259	26,150	4,895	2013	2005	1601 Green Bay Road
Hingham, MA	-	1,440	32,292	64	1,440	32,356	2,840	2015	2012	1 Sgt. William B Terry Drive
Holbrook, NY	-	3,957	35,337	773	4,016	36,051	5,617	2013	2001	320 Patchogue Holbrook Road
Horley, UKJ	-	2,332	12,144	-	2,332	12,144	1,457	2014	2014	Court Lodge Road
Houston, TX	-	3,830	55,674	5,115	3,830	60,789	11,699	2012	1998	2929 West Holcombe Boulevard
Houston, TX	17,274	1,040	31,965	5,258	1,044	37,218	6,026	2012	1999	505 Bering Drive
Houston, TX	-	1,750	15,603	210	1,750	15,813	9	2016	2014	10120 Louetta Road
Houston, TX	-	960	27,598	1,538	960	29,136	6,194	2011	1995	10225 Cypresswood Dr
Hove, UKJ	-	1,360	6,979	-	1,360	6,979	656	2014	1987	Furze Hill
Huntington Beach, CA	-	3,808	31,172	1,743	3,886	32,838	6,231	2013	2004	7401 Yorktown Avenue
Irving, TX	-	1,030	6,823	1,421	1,030	8,244	2,122	2007	1999	8855 West Valley Ranch Parkway
Johns Creek, GA	-	1,580	23,285	362	1,588	23,639	3,789	2013	2009	11405 Medlock Bridge Road
Kanata, ON	-	1,689	28,670	-	1,689	28,670	3,951	2012	2005	70 Stonehaven Drive
Kansas City, MO	-	1,820	34,898	4,138	1,845	39,011	8,933	2010	1980	12100 Wornall Road
Kansas City, MO	5,950	1,930	39,997	3,760	1,963	43,724	10,341	2010	1986	6500 North Cosby Ave
Kansas City, MO	-	541	23,962	52	541	24,015	1,713	2015	2014	6460 North Cosby Avenue
Kelowna, BC	5,802	2,688	13,647	620	2,771	14,184	3,047	2013	1999	863 Leon Avenue
Kennebunk, ME	-	2,700	30,204	3,199	3,022	33,081	9,952	2013	2006	One Huntington Common Drive
Kingston, ON	4,614	1,030	11,416	549	1,061	11,933	1,144	2015	1983	181 Ontario Street
Kingwood, TX	-	480	9,777	1,033	480	10,810	2,148	2011	1999	22955 Eastex Freeway
Kirkland, WA	24,600	3,450	38,709	595	3,515	39,239	6,861	2011	2009	14 Main Street South
Kitchener, ON	1,473	640	2,744	161	660	2,885	581	2013	1979	164 - 168 Ferfus Avenue
Kitchener, ON	4,645	1,130	9,939	437	1,167	10,338	1,870	2013	1988	20 Fieldgate Street
Kitchener, ON	3,539	1,093	7,327	372	1,129	7,663	1,801	2013	1964	290 Queen Street South
Kitchener, ON	13,146	1,341	13,939	2,419	1,341	16,358	262	2016	2003	1250 Weber Street E
La Palma, CA	-	2,950	16,591	640	2,966	17,216	2,835	2013	2003	5321 La Palma Avenue
Lafayette Hill, PA	-	1,750	11,848	1,738	1,867	13,469	2,909	2013	1998	429 Ridge Pike
Laguna Hills, CA	-	12,820	75,926	10,284	12,820	86,210	-	2016	1988	24903 Moulton Parkway
Laguna Woods, CA	-	11,280	76,485	7,142	11,280	83,627	1,628	2016	1987	24441 Calle Sonora
Laguna Woods, CA	-	9,150	57,842	5,246	9,150	63,088	1,358	2016	1986	24962 Calle Aragon
Lake Zurich, IL	-	1,470	9,830	2,799	1,470	12,629	2,074	2011	2007	550 America Court
Lawrenceville, GA	15,602	1,500	29,003	507	1,508	29,502	4,799	2013	2008	1375 Webb Gin House Road
Leawood, KS	15,328	2,490	32,493	3,191	5,690	32,484	6,775	2012	1999	4400 West 115th Street
Lenexa, KS	9,581	826	26,251	599	836	26,841	4,937	2013	2006	15055 West 87th Street Parkway
Leominster, MA	-	944	23,164	534	947	23,695	2,240	2015	1999	1160 Main Street
Lincroft, NJ	-	9	19,958	1,268	9	21,226	3,302	2013	2002	734 Newman Springs Road
Lombard, IL	16,603	2,130	59,943	501	2,130	60,444	9,202	2013	2009	2210 Fountain Square Dr
London, UKI	-	3,121	10,027	-	3,121	10,027	817	2014	2012	71 Hatch Lane
London, ON	835	987	8,228	473	1,037	8,651	969	2015	1989	760 Horizon Drive
London, ON	6,329	1,969	16,985	1,087	2,029	18,012	2,153	2015	1953	1486 Richmond Street North
London, ON	-	1,445	13,631	570	1,598	14,048	1,155	2015	1950	81 Grand Avenue
Longueuil, QC	9,905	3,992	23,711	852	4,166	24,388	1,771	2015	1989	70 Rue Levis
Los Angeles, CA	-	-	11,430	2,034	-	13,464	2,849	2008	1971	330 North Hayworth Avenue
Los Angeles, CA	62,843	-	114,438	1,599	-	116,037	22,542	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	-	3,540	19,007	1,151	3,540	20,158	3,470	2012	2001	2051 N. Highland Avenue
Los Angeles, CA	-	-	28,050	1,122	-	29,172	547	2016	2006	4061 Grand View Boulevard
Louisville, KY	-	2,420	20,816	1,039	2,420	21,855	3,954	2012	1999	4600 Bowling Boulevard
Louisville, KY	10,977	1,600	20,326	333	1,600	20,659	3,774	2013	2010	6700 Overlook Drive
Lynnfield, MA	-	3,165	45,200	1,817	3,165	47,016	7,489	2013	2006	55 Salem Street
Malvern, PA	-	1,651	17,194	1,318	1,708	18,454	4,281	2013	1998	324 Lancaster Avenue
Mansfield, MA	27,347	3,320	57,011	5,846	3,431	62,747	13,897	2011	1998	25 Cobb Street
Maple Ridge, BC	8,781	2,875	11,922	-	2,875	11,922	926	2015	2009	12241 224th Street
Marieville, QC	6,762	1,278	12,113	87	1,323	12,155	927	2015	2002	425 rue Claude de Ramezay
Markham, ON	39,383	3,727	48,939	1,801	3,848	50,620	11,766	2013	1981	7700 Bayview Avenue
Marlboro, NJ	-	2,222	14,888	680	2,222	15,568	2,772	2013	2002	3A South Main Street
Medicine Hat, AB	11,092	1,432	14,141	137	1,476	14,234	2,156	2015	1999	223 Park Meadows Drive SE
Memphis, TN	-	1,800	17,744	1,116	1,800	18,860	4,350	2012	1999	6605 Quail Hollow Road
Meriden, CT	9,056	1,500	14,874	1,032	1,538	15,868	4,645	2011	2001	511 Kensington Avenue
Metairie, LA	13,013	725	27,708	380	725	28,089	4,051	2013	2009	3732 West Esplanade Ave. S
Middletown, CT	14,916	1,430	24,242	1,226	1,439	25,458	6,148	2011	1999	645 Saybrook Road
Middletown, RI	15,863	2,480	24,628	1,577	2,511	26,174	6,217	2011	1998	303 Valley Road
Milford, CT	11,128	3,210	17,364	1,420	3,213	18,781	4,973	2011	1999	77 Plains Road
Milton, ON	14,760	4,542	25,321	2,068	4,687	27,244	1,920	2015	2012	611 Farmstead Drive
Minnetonka, MN	13,938	2,080	24,360	1,923	2,376	25,987	4,604	2012	1999	500 Carlson Parkway
Minnetonka, MN	15,959	920	29,344	564	920	29,908	4,241	2013	2006	18605 Old Excelsior Blvd.
Mission Viejo, CA	14,375	6,600	52,118	4,025	6,600	56,143	1,031	2016	1998	27783 Center Drive
Mississauga, ON	9,046	1,602	17,996	729	1,651	18,675	3,274	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	3,046	873	4,655	270	900	4,899	872	2013	1978	3051 Constitution Boulevard
Mississauga, ON	19,440	3,649	35,137	1,569	3,778	36,577	4,676	2015	1988	1490 Rathburn Road East
Mississauga, ON	6,191	2,548	15,158	842	2,626	15,922	2,359	2015	1989	85 King Street East
Mobberley, UKD	-	5,146	26,665	-	5,146	26,665	5,676	2013	2007	Barclay Park, Hall Lane
Monterey, CA	-	6,440	29,101	680	6,440	29,781	4,786	2013	2009	1110 Cass St.
Montgomery Village, MD	-	3,530	18,246	5,175	3,570	23,381	6,912	2013	1993	19310 Club House Road
Moose Jaw, SK	2,507	582	12,973	584	600	13,539	2,392	2013	2001	425 4th Avenue NW
Mystic, CT	11,128	1,400	18,274	860	1,427	19,107	4,431	2011	2001	20 Academy Lane Mystic
Naperville, IL	-	1,550	12,237	2,227	1,550	14,464	2,868	2012	2013	1936 Brookdale Road
Naperville, IL	-	1,540	28,204	887	1,540	29,091	4,868	2013	2002	535 West Ogden Avenue
Naples, FL	57,939	8,989	119,398	2,012	9,068	121,331	8,426	2015	2000	4800 Aston Gardens Way
Nashua, NH	-	1,264	43,026	492	1,264	43,519	3,149	2015	1999	674 West Hollis Street
Nashville, TN	-	3,900	35,788	2,004	3,900	37,792	7,958	2012	1999	4206 Stammer Place
Needham, MA	-	1,240	32,992	1,068	1,240	34,060	-	2016	2011	880 Greendale Avenue
Nepean, ON	5,794	1,575	5,770	383	1,638	6,090	1,101	2015	1988	1 Mill Hill Road
Newbury, UKJ	-	-	-	15,646	2,850	12,796	85	2015	2016	370 London Road
Newburyport, MA	-	1,750	29,187	1,063	1,750	30,250	-	2016	2015	4 Wallace Bashaw Junior Way
Newmarket, UKH	-	4,071	11,902	-	4,071	11,902	1,212	2014	2011	Jeddah Way
Newton, MA	26,992	2,250	43,614	992	2,263	44,593	9,596	2011	1996	2300 Washington Street
Newton, MA	15,558	2,500	30,681	1,897	2,514	32,564	7,387	2011	1996	280 Newtonville Avenue
Newton, MA	-	3,360	25,099	1,508	3,385	26,582	6,339	2011	1994	430 Centre Street
Newtown Square, PA	-	1,930	14,420	669	1,941	15,078	3,629	2013	2004	333 S. Newtown Street Rd.
Niagara Falls, ON	6,814	1,225	7,963	380	1,263	8,305	1,025	2015	1991	7860 Lundy's Lane
Niantic, CT	-	1,320	25,986	4,266	1,334	30,238	5,525	2011	2001	417 Main Street
North Andover, MA	21,901	1,960	34,976	1,459	2,019	36,377	7,872	2011	1995	700 Chickering Road
North Chelmsford, MA	11,542	880	18,478	839	927	19,271	3,938	2011	1998	2 Technology Drive
North Dartmouth, MA	-	1,700	35,337	1,463	1,700	36,800	-	2016	1997	239 Cross Road
North Tustin, CA	-	2,880	18,059	562	2,901	18,600	2,510	2013	2000	12291 Newport Avenue
Oak Park, IL	-	1,250	40,383	1,058	1,250	41,441	7,219	2012	2004	1035 Madison Street
Oakland, CA	-	3,877	47,508	2,539	3,900	50,024	8,007	2013	1999	11889 Skyline Boulevard
Oakton, VA	-	2,250	37,576	1,753	2,260	39,319	6,066	2013	1997	2863 Hunter Mill Road
Oakville, ON	5,890	1,252	7,382	322	1,291	7,666	1,400	2013	1982	289 and 299 Randall Street
Oakville, ON	10,145	2,134	29,963	1,310	2,214	31,192	5,960	2013	1994	25 Lakeshore Road West
Oakville, ON	5,306	1,271	13,754	674	1,310	14,389	2,227	2013	1988	345 Church Street
Oceanside, CA	-	2,160	18,352	3,518	2,202	21,829	4,566	2011	2005	3500 Lake Boulevard
Okotoks, AB	18,174	714	20,943	716	736	21,636	2,660	2015	2010	51 Riverside Gate
Oshawa, ON	3,119	841	7,570	363	882	7,892	1,464	2013	1991	649 King Street East
Ottawa, ON	10,221	1,341	15,425	1,018	1,395	16,388	1,400	2015	2001	110 Berrigan Drive
Ottawa, ON	19,153	3,454	23,309	1,033	3,606	24,190	3,854	2015	1966	2370 Carling Avenue
Ottawa, ON	22,027	4,305	39,106	-	4,305	39,106	2,868	2015	2005	751 Peter Morand Crescent
Ottawa, ON	6,720	2,103	18,421	2,337	2,176	20,685	1,506	2015	1989	1 Eaton Street
Ottawa, ON	12,149	2,963	26,424	2,093	3,054	28,425	2,127	2015	2008	691 Valin Street
Ottawa, ON	10,138	1,561	18,170	848	1,612	18,966	1,440	2015	2006	22 Barnstone Drive
Ottawa, ON	13,924	3,403	31,090	2,159	3,511	33,142	2,360	2015	2009	990 Hunt Club Road
Ottawa, ON	18,783	3,411	28,335	4,221	3,516	32,451	2,524	2015	2009	2 Valley Stream Drive
Ottawa, ON	2,991	724	4,710	215	747	4,902	904	2013	1995	1345 Ogilvie Road
Ottawa, ON	2,180	818	2,165	1,129	702	3,409	690	2013	1993	370 Kennedy Lane
Ottawa, ON	10,626	2,809	27,299	1,134	2,899	28,343	5,910	2013	1998	43 Aylmer Avenue
Ottawa, ON	4,795	1,156	9,758	439	1,221	10,132	1,620	2013	1998	1351 Hunt Club Road
Ottawa, ON	6,246	746	7,800	426	775	8,198	1,410	2013	1999	140 Darlington Private
Ottawa, ON	9,389	1,176	12,764	715	1,228	13,427	1,176	2015	1987	10 Vaughan Street
Overland Park, KS	3,405	1,540	16,269	1,177	1,728	17,258	2,992	2012	1998	9201 Foster
Palo Alto, CA	16,535	-	39,639	1,937	22	41,554	6,344	2013	2007	2701 El Camino Real
Paramus, NJ	-	2,840	35,728	1,457	2,851	37,174	5,520	2013	1998	567 Paramus Road
Parkland, FL	57,514	4,880	111,481	1,612	4,885	113,088	8,239	2015	2000	5999 University Drive
Peabody, MA	6,235	-	-	19,199	2,250	16,949	1,855	2013	1994	73 Margin Street
Pembroke, ON	-	1,931	9,427	-	1,931	9,427	1,320	2012	1999	1111 Pembroke Street West
Pittsburgh, PA	-	1,580	18,017	427	1,587	18,436	3,346	2013	2009	900 Lincoln Club Dr.
Placentia, CA	-	8,480	17,076	1,663	8,480	18,739	578	2016	1987	1180 N Bradford Avenue
Plainview, NY	-	3,066	19,901	597	3,174	20,390	2,923	2013	2001	1231 Old Country Road
Plano, TX	28,215	3,120	59,950	1,009	3,120	60,959	13,352	2013	2006	4800 West Parker Road
Plano, TX	-	1,750	15,390	418	1,750	15,808	9	2016	2014	3690 Mapleshade Lane
Playa Vista, CA	-	1,580	40,531	862	1,584	41,389	6,732	2013	2006	5555 Playa Vista Drive
Plymouth, MA	-	1,444	34,951	625	1,444	35,576	3,016	2015	1998	157 South Street
Plymouth, MA	13,742	2,550	35,055	2,004	2,550	37,059	-	2016	1970	60 Stafford Hill
Port Perry, ON	9,723	3,685	26,788	2,405	3,799	29,079	2,005	2015	2009	15987 Simcoe Street
Providence, RI	-	2,655	21,910	-	2,655	21,910	8,265	2011	1998	700 Smith Street
Purley, UKI	-	7,365	35,161	-	7,365	35,161	6,581	2012	2005	21 Russell Hill Road
Queensbury, NY	-	1,260	21,744	655	1,260	22,399	1,712	2015	1999	27 Woodvale Road
Quincy, MA	-	1,350	12,584	765	1,423	13,276	3,180	2011	1998	2003 Falls Boulevard
Rancho Cucamonga, CA	-	1,480	10,055	671	1,539	10,667	2,200	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	-	5,450	60,034	1,681	5,450	61,715	10,709	2012	2004	5701 Crestridge Road
Randolph, NJ	-	1,540	46,934	636	1,540	47,570	7,337	2013	2006	648 Route 10 West
Red Deer, AB	12,215	1,247	19,283	740	1,285	19,984	1,585	2015	2004	3100 - 22 Street
Red Deer, AB	14,375	1,199	22,339	825	1,238	23,125	1,935	2015	2004	10 Inglewood Drive
Redondo Beach, CA	-	-	9,557	821	-	10,378	4,750	2011	1957	514 North Prospect Ave
Regina, SK	6,937	1,485	21,148	790	1,531	21,892	4,285	2013	1999	3651 Albert Street
Regina, SK	6,749	1,244	21,036	844	1,287	21,838	3,517	2013	2004	3105 Hillsdale Street
Regina, SK	13,241	1,539	24,053	2,709	1,586	26,715	1,931	2015	1992	1801 McIntyre Street
Renton, WA	21,150	3,080	51,824	606	3,103	52,407	9,093	2011	2007	104 Burnett Avenue South
Ridgefield, CT	-	3,100	80,614	1,892	3,150	82,456	8,965	2015	1998	640 Danbury Road
Riviere-du-Loup, QC	3,258	592	7,601	-	592	7,601	550	2015	1956	35 des Cedres
Riviere-du-Loup, QC	9,331	1,454	16,848	2,636	1,585	19,353	1,394	2015	1993	230-235 rue Des Chenes
Rocky Hill, CT	10,063	810	16,351	682	909	16,934	3,612	2011	2000	1160 Elm Street
Romeoville, IL	-	854	12,646	59,857	6,168	67,189	12,459	2006	2010	605 S Edward Dr.
Roseville, MN	-	1,540	35,877	720	1,585	36,553	5,273	2013	2002	2555 Snelling Avenue, North
Roseville, CA	-	3,300	41,652	2,785	3,300	44,437	953	2016	2000	5161 Foothills Boulevard
Roswell, GA	-	2,080	6,486	1,425	2,385	7,606	1,601	2012	1997	75 Magnolia Street
Sacramento, CA	-	1,300	23,394	961	1,334	24,321	3,601	2013	2004	345 Munroe Street
Saint-Lambert, QC	23,342	10,259	61,903	-	10,259	61,903	5,074	2015	1989	1705 Avenue Victoria
Salem, NH	20,184	980	32,721	2,031	1,051	34,680	6,651	2011	2000	242 Main Street
Salinas, CA	-	5,110	41,424	3,996	5,110	45,420	1,088	2016	1990	1320 Padre Drive
Salisbury, UKK	-	2,720	15,269	-	2,720	15,269	1,046	2014	2013	Shapland Close
Salt Lake City, UT	-	1,360	19,691	1,766	1,360	21,457	5,925	2011	1986	1430 E. 4500 S.
San Diego, CA	-	4,200	30,707	315	4,228	30,995	4,114	2011	2011	2567 Second Avenue
San Diego, CA	-	5,810	63,078	1,790	5,810	64,868	13,456	2012	2001	13075 Evening Creek Drive S
San Diego, CA	-	3,000	27,164	510	3,000	27,674	3,941	2013	2003	810 Turquoise Street
San Francisco, CA	-	5,920	91,639	8,480	5,920	100,120	1,674	2016	1998	1550 Sutter Street
San Francisco, CA	-	11,800	77,214	6,911	11,800	84,125	1,623	2016	1923	1601 19th Avenue
San Gabriel, CA	-	3,120	15,566	548	3,130	16,103	2,783	2013	2005	8332 Huntington Drive
San Jose, CA	-	2,850	35,098	453	2,856	35,545	6,132	2011	2009	1420 Curvi Drive
San Jose, CA	-	3,280	46,823	1,833	3,280	48,656	8,350	2012	2002	500 S Winchester Boulevard
San Jose, CA	-	11,900	27,647	2,606	11,900	30,253	860	2016	2002	4855 San Felipe Road
San Juan Capistrano, CA	-	1,390	6,942	1,304	1,390	8,246	3,324	2000	2001	30311 Camino Capistrano
San Rafael, CA	-	1,620	27,392	1,308	1,620	28,700	1,610	2016	2001	111 Merrydale Road
San Ramon, CA	-	8,700	72,223	6,220	8,700	78,443	1,388	2016	1992	9199 Fircrest Lane
Sandy Springs, GA	-	2,214	8,360	552	2,220	8,905	2,093	2012	1997	5455 Glenridge Drive NE
Santa Maria, CA	-	6,050	50,658	2,450	6,089	53,069	11,991	2011	2001	1220 Suey Road
Santa Monica, CA	19,551	5,250	28,340	767	5,263	29,094	4,526	2013	2004	1312 15th Street
Santa Rosa, CA	-	2,250	26,273	1,634	2,250	27,907	738	2016	2001	4225 Wayvern Drive
Saskatoon, SK	4,280	981	13,905	639	1,011	14,514	2,185	2013	1999	220 24th Street East
Saskatoon, SK	10,080	1,382	17,609	714	1,425	18,280	2,719	2013	2004	1622 Acadia Drive
Schaumburg, IL	-	2,460	22,863	980	2,479	23,824	4,509	2013	2001	790 North Plum Grove Road
Scottsdale, AZ	-	2,500	3,890	1,507	2,500	5,397	1,354	2008	1998	9410 East Thunderbird Road
Seal Beach, CA	-	6,204	72,954	1,232	6,229	74,161	15,443	2013	2004	3850 Lampson Avenue
Seattle, WA	48,540	6,790	85,369	2,103	6,825	87,437	15,599	2011	2009	5300 24th Avenue NE
Seattle, WA	10,539	1,150	19,887	1,002	1,150	20,889	1,499	2015	1995	11039 17th Avenue
Sevenoaks, UKJ	-	6,181	40,240	-	6,181	40,240	7,403	2012	2009	64 - 70 Westerham Road
Severna Park, MD	-	-	67,623	4,391	-	72,015	2,437	2016	1997	43 W McKinsey Road
Shelburne, VT	19,178	720	31,041	1,833	772	32,821	6,165	2011	1988	687 Harbor Road
Shelby Township, MI	16,207	1,040	26,344	486	1,093	26,777	3,961	2013	2006	46471 Hayes Road
Shrewsbury, MA	-	950	26,824	924	950	27,747	2,398	2015	1997	3111 Main Street
Sidcup, UKI	-	7,446	56,570	-	7,446	56,570	11,400	2012	2000	Frognal Avenue
Simi Valley, CA	-	3,200	16,664	580	3,217	17,227	3,877	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	-	5,510	51,406	4,123	5,510	55,529	1,175	2016	2003	5300 E Los Angeles Avenue
Solihull, UKG	-	5,070	43,297	-	5,070	43,297	7,435	2012	2009	1270 Warwick Road
Solihull, UKG	-	3,571	26,053	-	3,571	26,053	4,584	2013	2007	1 Worcester Way
Solihull, UKG	-	-	-	12,436	1,851	10,585	162	2015	2016	Warwick Road
Sonning, UKJ	-	5,644	42,155	-	5,644	42,155	6,711	2013	2009	Old Bath Rd.
Sonoma, CA	-	2,820	21,890	1,352	2,820	23,241	651	2016	2005	91 Napa Road
South Windsor, CT	-	3,000	29,295	2,630	3,099	31,826	7,537	2011	1999	432 Buckland Road
Spokane, WA	-	3,200	25,064	558	3,271	25,551	6,047	2013	2001	3117 E. Chaser Lane
Spokane, WA	-	2,580	25,342	306	2,639	25,589	4,897	2013	1999	1110 E. Westview Ct.
St. Albert, AB	8,616	1,145	17,863	851	1,180	18,679	4,394	2014	2005	78C McKenney Avenue
St. John's, NL	6,063	706	11,765	-	706	11,765	842	2015	2005	64 Portugal Cove Road
Stittsville, ON	4,732	1,175	17,397	748	1,211	18,109	2,752	2013	1996	1340 - 1354 Main Street
Stockport, UKD	-	4,369	25,018	-	4,369	25,018	4,828	2013	2008	1 Dairyground Road
Studio City, CA	-	4,006	25,307	807	4,040	26,080	4,965	2013	2004	4610 Coldwater Canyon Avenue
Sugar Land, TX	-	960	31,423	1,535	960	32,958	7,509	2011	1996	1221 Seventh St
Sun City, FL	21,636	6,521	48,476	1,244	6,560	49,680	4,592	2015	1995	231 Courtyards
Sun City, FL	24,378	5,040	50,923	1,383	5,066	52,280	4,325	2015	1999	1311 Aston Gardens Court
Sun City West, AZ	12,026	1,250	21,778	1,030	1,271	22,787	3,630	2012	1998	13810 West Sandridge Drive
Sunnyvale, CA	-	5,420	41,682	1,564	5,420	43,246	7,780	2012	2002	1039 East El Camino Real
Surrey, BC	7,047	3,605	18,818	795	3,716	19,503	4,767	2013	2000	16028 83rd Avenue
Surrey, BC	16,391	4,552	22,338	1,380	4,692	23,578	6,114	2013	1987	15501 16th Avenue
Sutton, UKI	-	-	-	18,628	4,096	14,532	10	2015	2016	123 Westmead Road
Suwanee, GA	-	1,560	11,538	742	1,560	12,280	2,486	2012	2000	4315 Johns Creek Parkway
Sway, UKJ	-	4,145	15,508	-	4,145	15,508	2,033	2014	2008	Sway Place
Swift Current, SK	2,248	492	10,119	381	507	10,485	1,815	2013	2001	301 Macoun Drive
Tacoma, WA	18,080	2,400	35,053	413	2,457	35,408	6,180	2011	2008	7290 Rosemount Circle
Tacoma, WA	-	1,535	6,068	39	1,535	6,107	777	2015	2012	7290 Rosemount Circle
Tacoma, WA	-	4,170	73,377	7,687	4,170	81,064	475	2016	1987	8201 6th Avenue
Tampa, FL	69,330	4,910	114,148	1,699	4,950	115,807	8,042	2015	2001	12951 W Linebaugh Avenue
Tewksbury, MA	-	2,350	24,118	1,779	2,350	25,897	-	2016	2006	2000 Emerald Court
The Woodlands, TX	-	480	12,379	787	480	13,166	2,657	2011	1999	7950 Bay Branch Dr
Toledo, OH	-	2,040	47,129	3,125	2,144	50,150	12,012	2010	1985	3501 Executive Parkway
Toronto, ON	17,354	2,927	20,713	1,203	3,017	21,826	1,861	2015	1900	54 Foxbar Road
Toronto, ON	9,601	5,082	25,493	1,298	5,243	26,629	3,841	2015	1988	645 Castlefield Avenue
Toronto, ON	13,336	2,040	19,822	-	2,040	19,822	2,030	2015	1999	4251 Dundas Street West
Toronto, ON	22,989	5,132	41,657	3,422	5,290	44,921	5,740	2015	1964	10 William Morgan Drive
Toronto, ON	4,335	2,480	7,571	508	2,556	8,003	1,305	2015	1971	123 Spadina Road
Toronto, ON	1,445	1,079	5,364	257	1,112	5,588	917	2013	1982	25 Centennial Park Road
Toronto, ON	8,351	2,513	19,695	897	2,602	20,504	2,694	2013	2002	305 Balliol Street
Toronto, ON	18,699	3,400	32,757	1,483	3,509	34,131	6,106	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	1,027	1,361	2,915	233	1,405	3,104	952	2013	1985	3705 Bathurst Street
Toronto, ON	1,700	1,447	3,918	264	1,491	4,137	896	2013	1987	1340 York Mills Road
Toronto, ON	32,956	5,304	53,488	2,399	5,467	55,725	13,210	2013	1988	8 The Donway East
Trumbull, CT	23,795	2,850	37,685	1,395	2,927	39,004	9,228	2011	1998	2750 Reservoir Avenue
Tucson, AZ	4,528	830	6,179	3,645	905	9,749	1,453	2012	1997	5660 N. Kolb Road
Tulsa, OK	-	1,330	21,285	3,318	1,350	24,583	5,283	2010	1986	8887 South Lewis Ave
Tulsa, OK	-	1,500	20,861	2,912	1,551	23,722	5,481	2010	1984	9524 East 71st St
Tustin, CA	-	840	15,299	577	840	15,876	2,957	2011	1965	240 East 3rd St
Upland, CA	-	3,160	42,596	3	3,160	42,600	2,781	2015	2014	2419 North Euclid Avenue
Upper St Claire, PA	-	1,102	13,455	614	1,102	14,069	2,828	2013	2005	500 Village Drive
Vancouver, BC	14,862	24,122	42,675	2,620	37,543	31,874	5,207	2015	1974	2803 West 41st Avenue
Vankleek Hill, ON	994	389	2,960	215	401	3,164	630	2013	1987	48 Wall Street
Vaudreuil, QC	8,348	1,852	14,214	-	1,852	14,214	1,099	2015	1975	333 rue Querbes
Venice, FL	64,425	6,820	100,501	1,225	6,832	101,714	7,572	2015	2002	1000 Aston Gardens Drive
Victoria, BC	7,502	2,856	18,038	745	2,944	18,695	3,741	2013	1974	3000 Shelbourne Street
Victoria, BC	6,916	3,681	15,774	717	3,795	16,377	3,384	2013	1988	3051 Shelbourne Street
Victoria, BC	7,756	2,476	15,379	980	2,554	16,281	1,269	2015	1990	3965 Shelbourne Street
Virginia Water, UKJ	-	7,106	29,937	314	5,419	31,938	5,473	2012	2002	Christ Church Road
Walnut Creek, CA	-	3,700	12,467	1,397	3,794	13,770	3,120	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	-	10,320	100,890	9,225	10,320	110,115	2,085	2016	1988	1580 Geary Road
Waltham, MA	-	2,462	40,062	1,115	2,486	41,153	4,199	2015	2000	126 Smith Street
Warwick, RI	15,390	2,400	24,635	1,420	2,407	26,048	7,115	2011	1998	75 Minnesota Avenue
Washington, DC	31,489	4,000	69,154	909	4,002	70,061	10,870	2013	2004	5111 Connecticut Avenue NW
Waterbury, CT	23,854	2,460	39,547	2,511	2,495	42,023	12,656	2011	1998	180 Scott Road
Wayland, MA	-	1,207	27,462	1,163	1,307	28,525	4,755	2013	1997	285 Commonwealth Road
Welland, ON	6,637	983	7,530	-	983	7,530	702	2015	2006	110 First Street
Wellesley, MA	-	4,690	77,462	111	4,690	77,573	7,260	2015	2012	23 & 27 Washington Street
West Babylon, NY	-	3,960	47,085	912	3,960	47,997	6,886	2013	2003	580 Montauk Highway
West Bloomfield, MI	-	1,040	12,300	564	1,060	12,844	2,159	2013	2000	7005 Pontiac Trail
West Hills, CA	-	2,600	7,521	477	2,610	7,988	2,083	2013	2002	9012 Topanga Canyon Road
West Vancouver, BC	19,151	7,059	28,155	1,578	7,276	29,516	5,545	2013	1987	2095 Marine Drive
Westbourne, UKK	-	5,441	41,420	-	5,441	41,420	6,812	2013	2006	16-18 Poole Road
Westford, MA	-	1,440	32,607	67	1,440	32,674	2,480	2015	2013	108 Littleton Road
Weston, MA	-	1,160	6,200	812	1,160	7,012	1,004	2013	1998	135 North Avenue
Weybridge, UKJ	-	7,899	48,240	-	7,899	48,240	9,412	2013	2008	Ellesmere Road
Weymouth, UKK	-	2,591	16,551	-	2,591	16,551	1,099	2014	2013	Cross Road
White Oak, MD	-	2,304	24,768	1,417	2,316	26,173	3,846	2013	2002	11621 New Hampshire Avenue
Wilbraham, MA	10,773	660	17,639	835	685	18,449	3,935	2011	2000	2387 Boston Road
Wilmington, DE	-	1,040	23,338	691	1,129	23,940	3,910	2013	2004	2215 Shipley Street
Winchester, UKJ	-	6,009	29,405	-	6,009	29,405	5,367	2012	2010	Stockbridge Road
Winnipeg, MB	13,116	1,960	38,612	1,973	2,024	40,521	10,618	2013	1999	857 Wilkes Avenue
Winnipeg, MB	16,190	1,276	21,732	894	1,315	22,586	3,765	2013	1988	3161 Grant Avenue
Winnipeg, MB	13,111	1,317	15,609	1,631	1,357	17,200	2,245	2015	1999	125 Portsmouth Boulevard
Wolverhampton, UKG	-	2,941	8,922	-	2,941	8,922	2,316	2013	2008	73 Wergs Road
Woodbridge, CT	-	1,370	14,219	1,180	1,426	15,343	4,691	2011	1998	21 Bradley Road
Woodland Hills, CA	-	3,400	20,478	742	3,436	21,183	4,005	2013	2005	20461 Ventura Boulevard
Worcester, MA	13,496	1,140	21,664	993	1,156	22,640	4,797	2011	1999	340 May Street
Yarmouth, ME	16,811	450	27,711	1,185	470	28,876	5,706	2011	1999	27 Forest Falls Drive
Yonkers, NY	-	3,962	50,107	1,341	3,967	51,443	7,956	2013	2005	65 Crisfield Street
Yorkton, SK	3,384	467	8,762	355	476	9,102	1,536	2013	2001	94 Russell Drive

Seniors housing operating total	$2,400,836	$1,085,554	$11,775,094	$807,677	$1,151,566	$12,516,758	$1,791,579

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2016
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient medical:
Akron, OH	$-	$821	$12,105	$-	$821	$12,105	$2,050	2012	2010	701 White Pond Drive
Allen, TX	-	726	14,196	412	726	14,607	3,626	2012	2006	1105 N Central Expressway
Alpharetta, GA	-	476	14,757	31	476	14,789	3,798	2011	2003	11975 Morris Road
Alpharetta, GA	-	1,862	-	-	1,862	-	-	2011	1900	940 North Point Parkway
Alpharetta, GA	-	548	17,103	205	548	17,308	5,331	2011	2007	3300 Old Milton Parkway
Alpharetta, GA	-	773	18,902	522	773	19,424	4,755	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	-	1,769	36,152	594	1,769	36,745	10,190	2011	1999	3400-C Old Milton Parkway
Arcadia, CA	-	5,408	23,219	3,343	5,618	26,352	8,913	2006	1984	301 W. Huntington Drive
Arlington, TX	-	82	18,243	295	82	18,537	1,941	2012	2012	902 W. Randol Mill Road
Atlanta, GA	-	4,931	18,720	6,650	5,301	25,000	9,325	2006	1991	755 Mt. Vernon Hwy.
Atlanta, GA	-	1,947	24,248	1,687	1,947	25,934	5,558	2012	1984	975 Johnson Ferry Road
Atlanta, GA	25,347	-	43,425	611	-	44,036	10,358	2012	2006	5670 Peachtree-Dunwoody Road
Bardstown, KY	1,928	-	-	8,238	274	7,964	561	2010	2006	4359 New Shepherdsville Rd
Bartlett, TN	-	187	15,015	1,889	187	16,904	5,734	2007	2004	2996 Kate Bond Rd.
Bel Air, MD	-	-	-	24,708	-	24,708	464	2014	2016	12 Medstar Boulevard
Bellevue, NE	-	-	16,680	-	-	16,680	4,032	2010	2010	2510 Bellevue Medical Center Drive
Bettendorf, IA	-	-	7,110	73	-	7,183	389	2013	2014	2140 53rd Avenue
Beverly Hills, CA	-	20,766	40,730	124	20,766	40,854	2,755	2015	1946	9675 Brighton Way
Beverly Hills, CA	-	18,863	1,192	-	18,863	1,192	332	2015	1955	415 North Bedford
Beverly Hills, CA	-	19,863	31,690	156	19,863	31,846	2,334	2015	1946	416 North Bedford
Beverly Hills, CA	33,729	32,603	28,639	2	32,603	28,642	2,918	2015	1950	435 North Bedford
Beverly Hills, CA	78,271	52,772	87,192	-	52,772	87,192	5,720	2015	1989	436 North Bedford
Birmingham, AL	-	52	10,201	503	52	10,704	3,496	2006	1971	801 Princeton Avenue SW
Birmingham, AL	-	124	11,733	1,235	124	12,967	4,127	2006	1985	817 Princeton Avenue SW
Birmingham, AL	-	476	18,726	1,881	476	20,607	6,776	2006	1989	833 Princeton Avenue SW
Boardman, OH	-	80	12,161	10	80	12,170	3,768	2010	2007	8423 Market St
Boca Raton, FL	-	31	12,312	88	50	12,381	2,548	2012	1993	9960 S. Central Park Boulevard
Boca Raton, FL	-	109	34,002	2,588	214	36,485	12,111	2006	1995	9970 S. Central Park Blvd.
Boerne, TX	-	50	13,120	-	50	13,120	3,067	2011	2007	134 Menger Springs Road
Boynton Beach, FL	-	2,048	7,692	588	2,048	8,280	3,253	2006	1995	8188 Jog Rd.
Boynton Beach, FL	-	2,048	7,403	1,261	2,048	8,664	3,324	2006	1997	8200 Jog Road
Boynton Beach, FL	-	214	5,611	8,279	270	13,834	4,708	2007	1996	10075 Jog Rd.
Boynton Beach, FL	25,399	13,324	40,369	2,175	13,963	41,905	7,314	2013	1995	10301 Hagen Ranch Road
Bradenton, FL	-	1,184	9,799	30	1,184	9,829	1,037	2014	1975	315 75th Street West
Bradenton, FL	-	1,035	4,298	-	1,035	4,298	498	2014	2006	7005 Cortez Road West
Bridgeton, MO	-	450	21,084	-	450	21,084	5,382	2010	2006	12266 DePaul Dr
Buckhurst Hill, UKH	-	11,597	49,243	-	11,597	49,243	2,263	2015	2013	High Road
Burleson, TX	-	10	12,611	401	10	13,012	3,068	2011	2007	12001 South Freeway
Burnsville, MN	-	-	31,596	391	-	31,987	4,373	2013	2014	14101 Fairview Dr
Carmel, IN	-	2,280	19,238	425	2,280	19,663	6,292	2011	2005	12188-A North Meridian Street
Carmel, IN	-	2,026	21,559	26	2,026	21,586	7,140	2011	2007	12188-B North Meridian Street
Castle Rock, CO	-	80	13,004	571	79	13,576	1,679	2014	2013	2352 Meadows Boulevard
Cedar Grove, WI	-	113	618	-	113	618	154	2010	1986	313 S. Main St.
Charleston, SC	-	2,773	25,928	53	2,815	25,939	2,900	2014	2009	325 Folly Road
Cincinnati, OH	-	-	17,880	135	-	18,015	2,151	2012	2013	3301 Mercy West Boulevard
Claremore, OK	-	132	12,829	811	132	13,640	4,900	2007	2005	1501 N. Florence Ave.
Clarkson Valley, MO	-	-	35,592	-	-	35,592	9,599	2009	2010	15945 Clayton Rd
Clear Lake, TX	-	-	13,882	-	-	13,882	810	2013	2014	1010 South Ponds Drive
Columbia, MD	-	2,333	19,232	12	2,333	19,243	3,412	2012	2002	10700 Charter Drive
Columbia, MD	-	23	33,885	-	23	33,885	1,039	2015	1982	5450 & 5500 Knoll N Drive
Coon Rapids, MN	-	-	26,679	1,106	-	27,785	3,124	2013	2014	11850 Blackfoot Street NW
Cypress, TX	-	1,287	-	-	1,287	-	-	2016	1900	14940 Mueschke Road
Cypress, TX	-	2,985	-	-	2,985	-	-	2016	1900	13105 Wortham Center Drive
Dade City, FL	-	1,211	5,511	-	1,211	5,511	1,078	2011	1998	13413 US Hwy 301
Dallas, TX	-	-	-	15,541	122	15,419	421	2013	2014	8196 Walnut Hill Lane
Dallas, TX	-	137	28,690	3,395	137	32,085	11,242	2006	1995	9330 Poppy Dr.
Dallas, TX	-	462	52,488	36	462	52,524	8,297	2012	2004	7115 Greenville Avenue
Dayton, OH	-	730	6,919	85	730	7,005	2,165	2011	1988	1530 Needmore Road
Deerfield Beach, FL	-	2,408	7,809	137	2,540	7,814	2,872	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	-	1,882	34,767	6,015	2,152	40,512	15,966	2006	1985	5130-5150 Linton Blvd.
Durham, NC	-	1,212	22,858	1	1,212	22,859	2,375	2013	2012	1823 Hillandale Road
Edina, MN	-	310	15,132	263	310	15,395	3,791	2010	2003	8100 W 78th St
El Paso, TX	-	677	17,075	2,132	677	19,208	7,613	2006	1997	2400 Trawood Dr.
Everett, WA	-	4,842	26,010	-	4,842	26,010	5,637	2010	2011	13020 Meridian Ave. S.
Fenton, MO	11,258	958	27,485	329	958	27,814	4,826	2013	2009	1011 Bowles Avenue
Fenton, MO	5,345	369	13,911	49	369	13,961	1,666	2013	2009	1055 Bowles Avenue
Flower Mound, TX	-	737	9,654	71	737	9,724	807	2015	2014	2560 Central Park Avenue
Flower Mound, TX	-	4,164	27,529	80	4,164	27,609	2,525	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	-	4,620	-	-	4,620	-	-	2014	1900	Medical Arts Drive
Fort Wayne, IN	-	1,105	22,836	-	1,105	22,836	3,707	2012	2004	7916 Jefferson Boulevard
Fort Worth, TX	-	462	26,020	218	462	26,238	2,785	2012	2012	10840 Texas Health Trail
Fort Worth, TX	-	401	6,099	-	401	6,099	639	2014	2007	7200 Oakmont Boulevard
Franklin, TN	-	2,338	12,138	2,449	2,338	14,587	4,973	2007	1988	100 Covey Drive
Franklin, WI	4,445	6,872	7,550	-	6,872	7,550	1,976	2010	1984	9200 W. Loomis Rd.
Frisco, TX	-	-	18,635	1,443	-	20,078	6,460	2007	2004	4401 Coit Road
Frisco, TX	-	-	15,309	2,314	-	17,623	6,401	2007	2004	4461 Coit Road
Gallatin, TN	-	20	21,801	533	20	22,334	6,053	2010	1997	300 Steam Plant Rd
Gig Harbor, WA	-	-	-	30,890	80	30,810	1,481	2010	2009	11511 Canterwood Blvd NW
Glendale, CA	-	37	18,398	1,207	37	19,605	5,747	2007	2002	222 W. Eulalia St.
Grand Prairie, TX	-	981	6,086	-	981	6,086	1,490	2012	2009	2740 N State Hwy 360
Grapevine, TX	-	-	5,943	4,778	2,081	8,640	802	2014	2002	2040 W State Hwy 114
Grapevine, TX	-	3,365	15,669	-	3,365	15,669	2,170	2014	2002	2020 W State Hwy 114
Green Bay, WI	6,053	-	14,891	-	-	14,891	3,442	2010	2002	2253 W. Mason St.
Green Bay, WI	-	-	20,098	-	-	20,098	4,557	2010	2002	2845 Greenbrier Road
Green Bay, WI	-	-	11,696	-	-	11,696	3,683	2010	2002	2845 Greenbrier Road
Greeneville, TN	-	970	10,104	73	970	10,178	2,894	2010	2005	438 East Vann Rd
Greenwood, IN	-	8,316	26,384	-	8,316	26,384	4,763	2012	2010	1260 Innovation Parkway
Greenwood, IN	-	1,262	7,045	645	1,262	7,691	863	2014	2010	333 E County Line Road
Grenwood, IN	-	2,098	21,538	1	2,098	21,538	1,761	2014	2013	3000 S State Road 135
Harker Heights, TX	-	1,907	3,575	-	1,907	3,575	387	2011	2012	E Central Texas Expressway
High Point, NC	-	2,659	29,069	163	2,659	29,232	4,463	2012	2010	4515 Premier Drive
Highland, IL	-	-	8,834	-	-	8,834	999	2012	2013	12860 Troxler Avenue
Houston, TX	-	-	-	10,403	10,403	-	3	2011	1900	15655 Cypress Woods Medical Drive
Houston, TX	-	5,837	33,128	9	5,837	33,137	8,093	2012	2005	15655 Cypress Woods Medical Drive
Houston, TX	-	3,102	32,323	910	3,242	33,094	3,999	2014	2014	1900 N Loop W Freeway
Houston, TX	-	378	31,206	-	378	31,206	6,893	2012	1981	18100 St John Drive
Houston, TX	-	91	10,613	1,217	91	11,830	3,098	2012	1986	2060 Space Park Drive
Houston, TX	-	3,688	13,313	91	3,688	13,405	2,374	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	-	-	-	80,886	12,815	68,072	9,242	2012	1998	2727 W Holcombe Boulevard
Hudson, OH	-	2,587	13,720	396	2,587	14,116	3,403	2012	2006	5655 Hudson Drive
Humble, TX	-	-	9,941	-	-	9,941	539	2013	2014	8233 N. Sam Houston Parkway E.
Jackson, MI	-	607	17,367	83	668	17,389	2,917	2013	2009	1201 E Michigan Avenue
Jupiter, FL	-	2,252	11,415	2,903	2,608	13,962	4,344	2006	2001	550 Heritage Dr.
Jupiter, FL	-	2,825	5,858	884	3,005	6,562	2,579	2007	2004	600 Heritage Dr.
Kenosha, WI	6,110	-	18,058	-	-	18,058	4,086	2010	1993	10400 75th St.
Killeen, TX	-	760	22,878	76	760	22,954	6,000	2010	2010	2405 Clear Creek Rd
Kyle, TX	-	2,569	14,384	372	2,569	14,756	1,676	2014	2011	135 Bunton Road
La Jolla, CA	-	12,855	32,229	-	12,855	32,229	2,871	2015	1989	4150 Regents Park Row
La Jolla, CA	-	9,425	26,571	-	9,425	26,571	1,665	2015	1988	4120 & 4130 La Jolla Village Drive
La Quinta, CA	-	3,266	22,066	180	3,279	22,234	2,727	2014	2006	47647 Caleo Bay Drive
Lake St Louis, MO	-	240	14,249	106	240	14,355	3,919	2010	2008	400 Medical Dr
Lakeway, TX	-	-	-	2,801	2,801	-	-	2007	1900	Lohmans Crossing Road
Lakewood, CA	-	146	14,885	1,957	146	16,842	5,315	2006	1993	5750 Downey Ave.
Lakewood, WA	-	72	16,017	658	72	16,675	2,561	2012	2005	11307 Bridgeport Way SW
Las Vegas, NV	-	-	-	6,127	6,127	-	-	2007	1900	SW corner of Deer Springs Way and Riley Street
Las Vegas, NV	-	2,319	4,612	1,021	2,319	5,632	2,254	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	-	74	15,287	1,259	74	16,546	5,430	2006	2000	1815 E. Lake Mead Blvd.
Las Vegas, NV	-	433	6,921	212	433	7,133	2,763	2007	1997	1776 E. Warm Springs Rd.
Lenexa, KS	-	540	17,926	302	540	18,228	3,995	2010	2008	23401 Prairie Star Pkwy
Lenexa, KS	-	100	13,723	-	100	13,723	969	2013	2013	23351 Prairie Star Parkway
Lincoln, NE	-	1,420	29,723	153	1,420	29,876	8,758	2010	2003	575 South 70th St
London, UKI	-	17,395	152,642	-	17,395	152,642	7,015	2015	2010	53 Parkside
London, UKI	-	3,948	27,188	-	3,948	27,188	1,250	2015	2003	49 Parkside
London, UKI	-	5,058	11,174	-	5,058	11,174	514	2015	2007	17-19 View Road
Los Alamitos, CA	-	39	18,635	1,087	39	19,722	6,191	2007	2003	3771 Katella Ave.
Los Gatos, CA	-	488	22,386	1,761	488	24,147	9,201	2006	1993	555 Knowles Dr.
Loxahatchee, FL	-	1,637	5,048	1,024	1,719	5,990	2,272	2006	1997	12977 Southern Blvd.
Loxahatchee, FL	-	1,340	6,509	761	1,440	7,170	2,582	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	-	1,553	4,694	1,121	1,650	5,719	2,083	2006	1994	12983 Southern Blvd.
Marietta, GA	-	2,682	20,053	-	2,682	20,053	-	2016	2016	4800 Olde Towne Parkway
Marinette, WI	5,455	-	13,538	-	-	13,538	3,685	2010	2002	4061 Old Peshtigo Rd.
Melbourne, FL	-	3,439	50,461	318	3,439	50,779	5,089	2014	2009	2222 South Harbor City Boulevard
Menasha, WI	-	1,374	13,861	3,119	1,374	16,980	650	2016	1994	1550 Midway Place
Merced, CA	-	-	14,585	-	-	14,585	3,858	2009	2010	315 Mercy Ave.
Merriam, KS	-	176	8,005	133	176	8,138	2,592	2011	1972	8800 West 75th Street
Merriam, KS	-	-	1,996	2,166	81	4,081	1,347	2011	1980	7301 Frontage Street
Merriam, KS	-	-	10,222	4,283	358	14,146	4,293	2011	1977	8901 West 74th Street
Merriam, KS	-	-	5,862	3,132	182	8,811	2,655	2011	1985	9119 West 74th Street
Merriam, KS	-	1,226	24,998	62	1,257	25,029	3,699	2013	2009	9301 West 74th Street
Merrillville, IN	-	-	22,134	689	-	22,823	5,749	2008	2006	101 E. 87th Ave.
Mesa, AZ	-	1,558	9,561	653	1,558	10,214	3,928	2008	1989	6424 East Broadway Road
Mesquite, TX	-	496	3,834	-	496	3,834	699	2012	2012	1575 I-30
Milwaukee, WI	3,658	540	8,457	-	540	8,457	2,069	2010	1930	1218 W. Kilbourn Ave.
Milwaukee, WI	8,062	1,425	11,520	-	1,425	11,520	3,676	2010	1962	3301-3355 W. Forest Home Ave.
Milwaukee, WI	2,016	922	2,185	-	922	2,185	871	2010	1958	840 N. 12th St.
Milwaukee, WI	15,896	-	44,535	-	-	44,535	9,857	2010	1983	2801 W. Kinnickinnic Pkwy.
Mission Hills, CA	24,796	-	42,276	2,080	4,791	39,565	4,793	2014	1986	11550 Indian Hills Road
Missouri City, TX	-	-	-	8,883	1,360	7,523	63	2015	2016	7010 Highway 6
Moline, IL	-	-	8,783	29	-	8,812	715	2012	2013	3900 28th Avenue Drive
Monticello, MN	8,021	61	18,489	48	61	18,537	2,651	2012	2008	1001 Hart Boulevard
Moorestown, NJ	-	6	50,896	6	6	50,902	8,377	2011	2012	401 Young Avenue
Mount Juliet, TN	2,479	1,566	11,697	1,173	1,566	12,870	4,749	2007	2005	5002 Crossings Circle
Mount Vernon, IL	-	-	24,892	-	-	24,892	4,238	2011	2012	4121 Veterans Memorial Dr
Murrieta, CA	-	3,800	-	-	3,800	-	-	2014	1900	28078 Baxter Rd.
Murrieta, CA	-	-	47,190	46	-	47,236	13,323	2010	2011	28078 Baxter Rd.
Muskego, WI	970	964	2,159	-	964	2,159	488	2010	1993	S74 W16775 Janesville Rd.
Nashville, TN	-	1,806	7,165	3,120	1,806	10,285	3,787	2006	1986	310 25th Ave. N.
New Albany, IN	-	2,411	16,494	30	2,411	16,524	1,656	2014	2001	2210 Green Valley Road
New Berlin, WI	3,738	3,739	8,290	-	3,739	8,290	2,035	2010	1993	14555 W. National Ave.
Niagara Falls, NY	-	1,433	10,891	448	1,731	11,042	4,807	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	-	454	8,362	322	454	8,683	2,662	2007	2004	6930 Williams Rd
Oklahoma City, OK	-	216	19,135	280	216	19,415	3,515	2013	2008	535 NW 9th Street
Oro Valley, AZ	-	89	18,339	856	89	19,195	6,000	2007	2004	1521 E. Tangerine Rd.
Oshkosh, WI	-	-	18,339	-	-	18,339	4,117	2010	2000	855 North Wethaven Dr.
Oshkosh, WI	6,749	-	15,881	-	-	15,881	3,528	2010	2000	855 North Wethaven Dr.
Palmer, AK	-	217	29,705	1,362	217	31,067	9,424	2007	2006	2490 South Woodworth Loop
Pasadena, TX	-	1,700	8,009	-	1,700	8,009	702	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	-	1,500	11,253	-	1,500	11,253	894	2012	2013	2515 Business Center Drive
Pearland, TX	-	9,594	32,753	191	9,807	32,731	2,569	2014	2013	11511 Shadow Creek Parkway
Pendleton, OR	-	-	10,312	6	-	10,318	812	2012	2013	3001 St. Anthony Drive
Phoenix, AZ	-	1,149	48,018	11,308	1,149	59,327	20,711	2006	1998	2222 E. Highland Ave.
Pineville, NC	-	961	6,974	2,463	1,077	9,321	3,747	2006	1988	10512 Park Rd.
Plano, TX	-	5,423	20,698	57	5,423	20,755	10,292	2008	2007	6957 Plano Parkway
Plano, TX	51,686	793	83,209	989	793	84,198	16,056	2012	2005	6020 West Parker Road
Plantation, FL	-	8,563	10,666	3,475	8,575	14,130	6,384	2006	1997	851-865 SW 78th Ave.
Plantation, FL	-	8,848	9,262	640	8,908	9,842	6,207	2006	1996	600 Pine Island Rd.
Plymouth, WI	1,131	1,250	1,870	-	1,250	1,870	515	2010	1991	2636 Eastern Ave.
Portland, ME	-	655	25,930	13	655	25,943	6,128	2011	2008	195 Fore River Parkway
Redmond, WA	-	5,015	26,709	284	5,015	26,993	6,187	2010	2011	18000 NE Union Hill Rd.
Reno, NV	-	1,117	21,972	2,070	1,117	24,042	7,907	2006	1991	343 Elm St.
Richmond, TX	-	-	-	11,118	2,000	9,118	171	2015	2016	22121 FM 1093 Road
Richmond, VA	-	2,969	26,697	60	3,004	26,722	5,926	2012	2008	7001 Forest Avenue
Rockwall, TX	-	132	17,197	522	132	17,719	3,516	2012	2008	3142 Horizon Road
Rogers, AR	-	1,062	29,277	-	1,062	29,277	7,493	2011	2008	2708 Rife Medical Lane
Rolla, MO	-	1,931	47,639	-	1,931	47,639	9,312	2011	2009	1605 Martin Spring Drive
Roswell, NM	-	183	5,851	-	183	5,851	1,368	2011	2004	601 West Country Club Road
Roswell, NM	-	883	15,984	30	883	16,014	3,346	2011	2006	350 West Country Club Road
Roswell, NM	-	762	17,171	1	762	17,171	2,916	2011	2009	300 West Country Club Road
Sacramento, CA	-	866	12,756	1,834	869	14,587	5,092	2006	1990	8120 Timberlake Way
Salem, NH	-	1,655	14,050	20	1,655	14,070	1,716	2014	2013	31 Stiles Road
San Antonio, TX	-	1,012	10,178	-	1,012	10,178	4,177	2006	1999	19016 Stone Oak Pkwy.
San Antonio, TX	-	1,038	9,173	1,777	1,038	10,950	4,777	2006	1999	540 Stone Oak Centre Drive
San Antonio, TX	-	4,518	31,041	2,610	4,548	33,621	7,824	2012	1986	5282 Medical Drive
San Antonio, TX	-	900	17,288	473	900	17,761	2,700	2014	2007	3903 Wiseman Boulevard
Santa Clarita, CA	-	-	2,338	19,914	5,196	17,056	1,932	2014	1976	23861 McBean Parkway
Santa Clarita, CA	-	-	28,384	1,926	5,250	25,060	2,736	2014	1998	23929 McBean Parkway
Santa Clarita, CA	-	278	185	11,595	11,872	185	95	2014	1996	23871 McBean Parkway
Santa Clarita, CA	25,000	295	40,257	-	295	40,257	2,745	2014	2013	23803 McBean Parkway
Santa Clarita, CA	-	-	20,618	375	4,407	16,586	1,957	2014	1989	24355 Lyons Avenue
Sarasota, FL	-	62	47,325	1,964	62	49,290	9,088	2012	1990	1921 Waldemere Street
Seattle, WA	-	4,410	38,428	392	4,410	38,820	11,598	2010	2010	5350 Tallman Ave
Sewell, NJ	-	60	57,929	294	74	58,209	18,809	2007	2009	239 Hurffville-Cross Keys Road
Shakopee, MN	6,132	508	11,412	275	509	11,687	3,201	2010	1996	1515 St Francis Ave
Shakopee, MN	10,363	707	18,089	66	773	18,089	3,781	2010	2007	1601 St Francis Ave
Sheboygan, WI	1,563	1,012	2,216	-	1,012	2,216	616	2010	1958	1813 Ashland Ave.
Shenandoah, TX	-	-	21,135	-	-	21,135	1,057	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	-	-	32,186	2,423	3,121	31,488	3,439	2014	1969	4955 Van Nuys Boulevard
Somerville, NJ	-	3,400	22,244	2	3,400	22,246	4,681	2008	2007	30 Rehill Avenue
Southlake, TX	-	3,000	-	-	3,000	-	-	2014	1900	Central Avenue
Southlake, TX	-	592	18,243	338	592	18,581	3,616	2012	2004	1545 East Southlake Boulevard
Southlake, TX	17,534	698	30,549	3,840	698	34,389	5,370	2012	2004	1545 East Southlake Boulevard
Springfield, IL	-	-	-	11,919	1,568	10,351	459	2010	2011	1100 East Lincolnshire Blvd
Springfield, IL	-	-	-	3,728	177	3,551	161	2010	2011	2801 Mathers Rd
St Paul, MN	-	49	37,695	330	49	38,025	2,691	2014	2006	225 Smith Avenue N.
St. Louis, MO	-	336	17,247	1,501	336	18,748	6,141	2007	2001	2325 Dougherty Rd.
St. Paul, MN	-	2,706	39,507	11	2,701	39,523	9,139	2011	2007	435 Phalen Boulevard
Stamford, CT	-	-	-	41,153	-	41,153	-	2015	2016	29 Hospital Plaza
Suffern, NY	-	653	37,255	200	696	37,412	8,423	2011	2007	255 Lafayette Avenue
Suffolk, VA	-	1,566	11,511	25	1,566	11,537	3,829	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	8,076	3,543	15,532	-	3,543	15,532	3,526	2012	2005	11555 University Boulevard
Summit, WI	-	2,899	87,416	-	2,899	87,416	26,616	2008	2009	36500 Aurora Dr.
Tacoma, WA	-	-	64,307	-	-	64,307	11,469	2011	2013	1608 South J Street
Tallahassee, FL	-	-	17,449	-	-	17,449	4,335	2010	2011	One Healing Place
Tampa, FL	-	4,319	12,234	-	4,319	12,234	2,047	2011	2003	14547 Bruce B Downs Blvd
Temple, TX	-	2,900	9,954	26	2,900	9,980	1,122	2011	2012	2601 Thornton Lane
Tucson, AZ	-	1,302	4,925	847	1,325	5,749	2,429	2008	1995	2055 W. Hospital Dr.
Tustin, CA	-	3,345	541	-	3,345	541	193	2015	1976	14591 Newport Ave
Tustin, CA	-	3,361	12,039	1,374	3,361	13,413	1,294	2015	1985	14642 Newport Ave
Van Nuys, CA	-	-	36,187	-	-	36,187	7,655	2009	1991	6815 Noble Ave.
Voorhees, NJ	-	6,404	24,251	1,474	6,477	25,651	8,389	2006	1997	900 Centennial Blvd.
Voorhees, NJ	-	6	96,075	77	6	96,152	17,750	2010	2012	200 Bowman Drive
Waxahachie, TX	-	-	18,784	-	-	18,784	40	2016	2014	2460 N I-35 East
Wellington, FL	-	107	16,933	2,639	316	19,364	5,685	2006	2000	10115 Forest Hill Blvd.
Wellington, FL	-	388	13,697	1,572	580	15,077	4,256	2007	2003	1395 State Rd. 7
West Allis, WI	2,869	1,104	3,303	-	1,106	3,301	1,100	2010	1961	11333 W. National Ave.
West Seneca, NY	-	917	22,435	3,531	1,665	25,218	8,459	2007	1990	550 Orchard Park Rd
Zephyrhills, FL	-	3,875	27,270	-	3,875	27,270	4,992	2011	1974	38135 Market Square Dr

Outpatient medical total:	$404,079	$505,698	$4,548,662	$450,707	$585,521	$4,919,550	$984,766

Assets held for sale:
Akron, OH	$-	$630	$7,535	$-	$-	$6,212	$-	2006	1915	209 Merriman Road
Akron, OH	-	290	8,219	-	-	6,260	-	2005	1961	721 Hickory St.
Alliance, OH	-	270	7,723	-	-	5,764	-	2006	1982	1785 Freshley Ave.
Aventura, FL	-	4,540	33,986	-	-	35,599	-	2012	2001	2777 NE 183rd Street
Baltic, OH	-	50	8,709	-	-	6,339	-	2006	1983	130 Buena Vista St.
Bellingham, MA	-	9,270	-	-	-	1,372	-	2007	1900	Maple Street and High Street
Boca Raton, FL	-	1,440	31,048	-	-	30,214	-	2012	1989	1080 Northwest 15th Street
Boonville, IN	-	190	5,510	-	-	3,492	-	2002	2000	1325 N. Rockport Rd.
Chicago, IL	-	1,800	19,256	-	-	18,878	-	2012	2005	6700 South Keating Avenue
Chicago, IL	-	2,900	17,016	-	-	17,840	-	2012	2007	4239 North Oak Park Avenue
Columbus, OH	-	530	5,170	4,434	-	10,134	-	2005	1968	1425 Yorkland Rd.
Columbus, OH	-	1,010	5,022	-	-	4,386	-	2006	1983	1850 Crown Park Ct.
Columbus, OH	-	1,010	4,931	8,418	-	14,359	-	2006	1978	5700 Karl Rd.
Columbus, IN	-	530	6,710	-	-	4,703	-	2002	2001	2011 Chapa Dr.
Columbus, OH	-	-	-	7,023	-	7,023	-	2012	1994	750 Mt. Carmel Mall
Conyers, GA	-	2,740	19,302	-	-	20,186	-	2012	1998	1504 Renaissance Drive
Cortland, NY	-	700	18,041	-	-	16,935	-	2012	2001	839 Bennie Road
El Paso, TX	-	1,420	12,394	-	-	13,347	-	2014	1999	435 S Mesa Hills Drive
Fayetteville, GA	-	560	12,665	-	-	12,165	-	2012	1994	1967 Highway 54 West
Fredericksburg, VA	-	3,700	22,016	-	-	23,684	-	2012	1992	12100 Chancellors Village
Germantown, TN	-	3,049	12,456	-	-	12,202	-	2006	2002	1325 Wolf Park Drive
Greendale, WI	-	2,060	35,383	-	-	33,762	-	2012	1988	5700 Mockingbird Lane
Hanover, IN	-	210	4,430	-	-	3,025	-	2004	2000	188 Thornton Rd
Hattiesburg, MS	-	-	-	11,863	-	11,863	-	2010	2009	217 Methodist Hospital Blvd
Hemet, CA	-	1,890	28,606	-	-	22,635	-	2010	1989	1001 N. Lyon Ave
Hemet, CA	-	430	9,630	-	-	8,993	-	2010	1988	1001 N. Lyon Ave
Hermitage, TN	-	-	-	10,121	-	10,121	-	2011	2006	4131 Andrew Jackson Parkway
Hollywood, FL	-	1,240	13,806	-	-	14,106	-	2012	2001	3880 South Circle Drive
Houston, TX	-	5,090	9,471	-	-	8,503	-	2007	2009	15015 Cypress Woods Medical Drive
Huron, OH	-	160	6,088	-	-	5,566	-	2005	1983	1920 Cleveland Rd. W.
Jackson, NJ	-	6,500	26,405	-	-	32,201	-	2012	2001	2 Kathleen Drive
Jacksonville Beach, FL	-	1,210	26,207	-	-	25,088	-	2012	1999	1700 The Greens Way
Jefferson, OH	-	80	9,120	-	-	6,402	-	2006	1984	222 Beech St.
Jupiter, FL	-	3,100	47,453	-	-	46,458	-	2012	2002	110 Mangrove Bay Way
Kennesaw, GA	-	940	10,848	-	-	10,943	-	2012	1998	5235 Stilesboro Road
Kennewick, WA	-	1,820	27,991	-	-	23,390	-	2010	1994	2802 W 35th Ave
Lake Barrington, IL	-	3,400	66,179	-	-	63,190	-	2012	2000	22320 Classic Court
Lancaster, NH	-	160	434	-	-	493	-	2011	1905	63 Country Village Road
Lexington, KY	-	1,980	21,258	-	-	21,928	-	2014	2013	2531 Old Rosebud Road
Loganville, GA	-	1,430	22,912	-	-	22,257	-	2012	1997	690 Tommy Lee Fuller Drive
Marietta, GA	-	1,270	10,519	-	-	11,054	-	2012	1997	3039 Sandy Plains Road
Monclova, OH	-	1,750	11,868	-	-	12,230	-	2011	2013	6935 Monclova Road
Monroe, WA	-	2,560	34,460	-	-	29,936	-	2010	1994	15465 179th Ave. SE
Morrow, GA	-	818	8,064	-	-	5,913	-	2007	1990	6635 Lake Drive
Naples, FL	-	1,716	17,306	-	-	4,055	-	1997	1999	1710 S.W. Health Pkwy.
Olympia, WA	-	550	16,689	-	-	13,830	-	2010	1995	616 Lilly Rd. NE
Orange Village, OH	-	610	7,419	-	-	6,096	-	2007	1985	3755 Orange Place
Palm Springs, FL	-	739	4,066	-	-	2,061	-	2006	1993	1640 S. Congress Ave.
Palm Springs, FL	-	1,182	7,765	-	-	3,062	-	2006	1997	1630 S. Congress Ave.
Panama City Beach, FL	-	-	-	6,367	-	6,367	-	2011	2005	6012 Magnolia Beach Road
Plano, TX	4,032	840	8,538	-	-	2,499	-	2011	1996	5521 Village Creek Dr
San Ramon, CA	-	2,430	17,488	-	-	16,188	-	2010	1989	18888 Bollinger Canyon Rd
Sarasota, FL	-	950	8,825	-	-	9,314	-	2012	1998	3221 Fruitville Road
Sarasota, FL	-	1,120	12,489	-	-	12,360	-	2012	1999	2290 Cattlemen Road
Sarasota, FL	-	880	9,854	-	-	9,998	-	2012	1990	3749 Sarasota Square Boulevard
Seattle, WA	-	3,420	15,555	-	-	15,455	-	2010	2000	2326 California Ave SW
Seattle, WA	-	2,630	10,257	-	-	10,996	-	2010	2003	4611 35th Ave SW
St. Louis, MO	-	-	-	12,522	-	12,522	-	2010	1963	6543 Chippewa St
Stanwood, WA	-	2,260	28,474	-	-	24,648	-	2010	1998	7212 265th St NW
Thomasville, GA	-	-	-	11,378	-	11,378	-	2011	2006	423 Covington Avenue
Uhrichsville, OH	-	24	6,716	-	-	4,763	-	2006	1977	5166 Spanson Drive S.E.
Victoria, BC	-	2,674	14,218	-	-	13,876	-	2012	2002	2638 Ross Lane
Webster, NY	-	800	8,968	-	-	8,847	-	2012	2001	100 Kidd Castle Way
Webster, NY	-	1,300	21,127	-	-	20,295	-	2012	2001	200 Kidd Castle Way
Webster Groves, MO	-	1,790	15,425	-	-	15,642	-	2011	2012	45 E Lockwood Avenue
West Chester, PA	-	3,290	42,258	-	-	41,176	-	2012	2000	1615 East Boot Road
West Chester, PA	-	600	11,894	-	-	11,065	-	2012	2002	1615 East Boot Road
West Worthington, OH	-	510	5,090	-	-	4,046	-	2006	1980	111 Lazelle Rd., E.
Whittier, CA	-	4,470	22,151	-	-	20,590	-	2010	1988	13250 E Philadelphia St
Wichita Falls, TX	-	1,070	26,167	-	-	25,898	-	2014	1998	3908 Kell W Boulevard
Willard, OH	-	730	6,447	-	-	6,317	-	2011	2012	1050 Neal Zick
Winter Haven, FL	-	710	10,038	-	-	10,364	-	2014	1979	650 North Lake Howard Drive

Assets held for sale total	$4,032	$112,022	$1,044,065	$72,126	$-	$1,044,859	-

Summary:
Triple-net	$594,199	$804,007	$7,794,067	$718,637	$853,984	$8,462,729	$1,317,149
Seniors housing operating	2,400,836	1,085,554	11,775,094	807,677	1,151,566	12,516,758	1,791,579
Outpatient medical	404,079	505,698	4,548,662	450,707	585,521	4,919,550	984,766
Construction in progress	58,381	-	506,091	-	-	506,091	-
Total continuing operating properties	3,457,495	2,395,259	24,623,914	1,977,021	2,591,071	26,405,128	4,093,494

Assets held for sale	4,032	112,022	1,044,065	72,126	-	1,044,859	-
Total investments in real property owned	$3,461,527	$2,507,281	$25,667,979	$2,049,147	$2,591,071	$27,449,987	$4,093,494

(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.
(2) Represents real property asset associated with a capital lease.

	Year Ended December 31,
	2016	2015	2014

Reconciliation of real property:	(in thousands)
Investment in real estate:
Balance at beginning of year	$29,865,490	$25,491,935	$23,734,733
Additions:
Acquisitions	2,145,590	3,364,891	2,210,600
Improvements	672,008	445,625	380,298
Assumed other items, net	172,095	389,256	160,897
Assumed debt	63,732	1,064,810	265,152
Total additions	3,053,425	5,264,582	3,016,947
Deductions:
Cost of real estate sold	(2,118,305)	(449,932)	(916,997)
Reclassification of accumulated depreciation and amortization for assets held for sale	(292,914)	(41,464)	(64,476)
Impairment of assets	(37,207)	(2,220)	-
Total deductions	(2,448,426)	(493,616)	(981,473)
Foreign currency translation	(429,431)	(397,411)	(278,272)
Balance at end of year(1)	$30,041,058	$29,865,490	$25,491,935

Accumulated depreciation:
Balance at beginning of year	$3,796,297	$3,020,908	$2,386,658
Additions:			.
Depreciation and amortization expenses	901,242	826,240	844,130
Amortization of above market leases	7,909	11,912	7,935
Total additions	909,151	838,152	852,065
Deductions:
Sale of properties	(221,737)	(69,735)	(123,582)
Reclassification of accumulated depreciation and amortization for assets held for sale	(292,914)	(41,464)	(64,476)
Total deductions	(514,651)	(111,199)	(188,058)
Foreign currency translation	(97,303)	48,436	(29,757)
Balance at end of year	$4,093,494	$3,796,297	$3,020,908

(1) The unaudited aggregate cost for tax purposes for real property equals $24,887,189,000 at December 31, 2016.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2016
					(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
California	Outpatient Medical	6.35%	12/22/17	$348,542	$-	$65,000	$60,500	$63,553
United Kingdom	Triple-Net	7.25%	11/21/18	105,443	-	17,149	17,149	-
United Kingdom	Triple-Net	7.00%	12/31/19	133,193	-	28,047	22,273	-
United Kingdom	Triple-Net	8.55%	07/01/19	64,706	-	14,122	9,022	-
United Kingdom	Triple-Net	8.00%	07/06/19	48,485	-	18,506	7,202	-
United Kingdom	Triple-Net	8.04%	01/16/18	8,409	-	2,591	1,233	-
United Kingdom	Triple-Net	7.00%	02/28/21	107,010	-	26,074	17,680	-
Oklahoma	Triple-Net	8.72%	11/01/19	85,043	-	11,610	11,486	-
Oregon	Triple-Net	7.10%	05/01/17	1,357	-	225	225	-
Pennsylvania	Triple-Net	7.10%	06/01/17	1,479	-	250	250	-
Texas	Triple-Net	8.00%	02/28/21	53,507	-	7,875	7,875	-
Florida	Triple-Net	8.11%	06/23/21	13,955	-	17,100	2,029	-

First mortgages relating to multiple properties:
3 properties in two states	Triple-Net	10.00%	01/01/22	$76,331	$-	$9,000	$9,000	$-
13 properties in Texas	Triple-Net	10.00%	01/01/22	878,820	-	103,620	103,620	-
11 properties in six states	Triple-Net	10.00%	01/01/22	558,025	-	65,796	65,796	-
18 properties in six states	Triple-Net	10.00%	01/01/22	1,175,775	-	138,634	138,634	-

Second mortgages relating to 1 property located in:
Connecticut	Triple-Net	8.11%	04/01/18	$43,225	$16,709	$6,270	$6,270	$-
Texas	Triple-Net	12.17%	05/01/19	32,033	11,751	3,100	3,100	-
Texas	Triple-Net	10.00%	12/30/18	20,247	11,186	25,000	2,391	-

Totals					$39,646	$559,969	$485,735	$63,553

	Year Ended December 31,
	2016	2015	2014
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$635,492	$188,651	$146,987
Additions:
New mortgage loans	8,223	524,088	113,996
Draws on existing loans	92,815	30,550	26,330
Total additions	101,038	554,638	140,326

Deductions:
Collections of principal	(191,134)	(80,552)	(49,974)
Conversions to real property	(45,044)	(23,288)	(45,836)
Charge-offs	(3,053)	-	-
Total deductions	(239,231)	(103,840)	(95,810)
Change in balance due to foreign currency translation	(11,564)	(3,957)	(2,852)
Balance at end of year	$485,735	$635,492	$188,651

EXHIBIT INDEX

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

4.1(a)     Indenture, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(b)     Supplemental Indenture No. 1, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(c)      Amendment No. 1 to Supplemental Indenture No. 1, dated as of June 18, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 18, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(d)     Supplemental Indenture No. 2, dated as of April 7, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 7, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(e)      Amendment No. 1 to Supplemental Indenture No. 2, dated as of June 8, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed June 8, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(f)      Supplemental Indenture No. 3, dated as of September 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed September 13, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(g)      Supplemental Indenture No. 4, dated as of November 16, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 16, 2010 (File No. 001-08923), and incorporated herein by reference thereto).

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

4.1(j)      Supplemental Indenture No. 7, dated as of December 6, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed December 11, 2012 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(k)     Supplemental Indenture No. 8, dated as of October 7, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed October 9, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(l)       Supplemental Indenture No. 9, dated as of November 20, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 20, 2013 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(m)    Supplemental Indenture No. 10, dated as of November 25, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed November 25, 2014 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(n)     Supplemental Indenture No. 11, dated as of May 26, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed May 27, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(o)     Amendment No. 1 to Supplemental Indenture No. 11, dated as of October 19, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed October 20, 2015 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(p)     Supplemental Indenture No. 12, dated as of March 1, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed March 3, 2016 (File No. 001-08923), and incorporated herein by reference thereto).

4.2          Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.9 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

4.3          Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.10 to the Company’s Form S-3 (File No. 333-73936) filed November 21, 2001, and incorporated herein by reference thereto).

4.4(a)     Indenture, dated as of November 25, 2015, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.5(a) to the Company’s Form 10-K  filed February 18, 2016 (File No. 001-08923), and incorporated herein by reference thereto).

4.4(b)     First Supplemental Indenture, dated as of November 25, 2015, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.5(b) to the Company’s Form 10-K filed February 18, 2016 (File No. 001-08923), and incorporated herein by reference thereto).

10.1        Credit Agreement dated as of May 13, 2016 by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent, L/C issuer and a swingline lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Deutsche Bank Securities Inc., as documentation agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as U.S. joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint book runners (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 16, 2016 (File No. 001-08923), and incorporated herein by reference thereto).

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

10.4(a)   Amended and Restated Employment Agreement, dated January 3, 2017, between the Company and Thomas J. DeRosa.*

10.4(b)   Performance-Based Restricted Stock Unit Grant Agreement, dated effective as of July 30, 2014, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 4, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5        Second Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.4 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(a)   Executive Retirement Agreement, effective July 1, 2015, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6(b)   Consulting Agreement, effective July 1, 2015, between the Company and Charles J. Herman, Jr. (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7        Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8        Executive Retirement Agreement, dated as of February 10, 2017, by and between Jeffery H. Miller and the Company.*

10.9        Employment Agreement, dated March 11, 2013, by and between the Company and Scott M. Brinker (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2013 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10      Separation Agreement, dated as of February 6, 2017, by and between Scott M. Brinker and the Company.*

10.11      Third Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Erin C. Ibele (filed with the Commission as Exhibit 10.11 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.12      Transition Agreement, dated as of June 30, 2016, by and between Erin C. Ibele and the Company (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed August 2, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*

10.13      Employment Agreement, dated as of October 4, 2016, by and between the Company and Mercedes T. Kerr (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed November 2, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14      Amended and Restated Health Care REIT, Inc. Supplemental Executive Retirement Plan, dated December 29, 2008 (filed with the Commission as Exhibit 10.12 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.15      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.16      Summary of Director Compensation.*

10.17      Health Care REIT, Inc. 2013-2015 Long-Term Incentive Program, as Amended and Restated (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 8, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.18(a) Health Care REIT, Inc. 2015-2017 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.18(b) Form of Performance Restricted Stock Unit Award Agreement under the 2015-2017 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.19      Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*

10.20      Welltower Inc. 2016-2018 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 2, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*

12           Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Unaudited).

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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (v) the Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciation and (vii) Schedule IV – Mortgage Loans on Real Estate.