Form 10-Q
period 2017-03-31
WELLTOWER INC.
filed 2017-05-05
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 28, 2017, the registrant had 366,166,605 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,650,473	$2,591,071
Buildings and improvements	24,930,472	24,496,153
Acquired lease intangibles	1,421,277	1,402,884
Real property held for sale, net of accumulated depreciation	178,260	1,044,859
Construction in progress	390,180	506,091
Gross real property owned	29,570,662	30,041,058
Less accumulated depreciation and amortization	(4,335,160)	(4,093,494)
Net real property owned	25,235,502	25,947,564
Real estate loans receivable	574,080	622,628
Less allowance for losses on loans receivable	(6,196)	(6,563)
Net real estate loans receivable	567,884	616,065
Net real estate investments	25,803,386	26,563,629
Other assets:
Investments in unconsolidated entities	416,110	457,138
Goodwill	68,321	68,321
Cash and cash equivalents	380,360	419,378
Restricted cash	42,777	187,842
Straight-line rent receivable	348,085	342,578
Receivables and other assets	708,238	826,298
Total other assets	1,963,891	2,301,555
Total assets	$27,767,277	$28,865,184

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$522,000	$645,000
Senior unsecured notes	8,188,928	8,161,619
Secured debt	2,669,787	3,477,699
Capital lease obligations	73,470	73,927
Accrued expenses and other liabilities	817,411	827,034
Total liabilities	12,271,596	13,185,279
Redeemable noncontrolling interests	385,418	398,433
Equity:
Preferred stock	718,750	1,006,250
Common stock	365,187	363,071
Capital in excess of par value	17,134,490	16,999,691
Treasury stock	(62,306)	(54,741)
Cumulative net income	5,130,593	4,803,575
Cumulative dividends	(8,474,775)	(8,144,981)
Accumulated other comprehensive income (loss)	(177,200)	(169,531)
Other equity	1,464	3,059
Total Welltower Inc. stockholders’ equity	14,636,203	14,806,393
Noncontrolling interests	474,060	475,079
Total equity	15,110,263	15,281,472
Total liabilities and equity	$27,767,277	$28,865,184

NOTE: The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended
		March 31,
		2017	2016
Revenues:
	Rental income	$367,141	$415,663
	Resident fees and services	670,337	602,149
	Interest income	20,748	25,188
	Other income	4,072	4,050
	Total revenues	1,062,298	1,047,050

Expenses:
	Interest expense	118,597	132,960
	Property operating expenses	510,169	449,636
	Depreciation and amortization	228,276	228,696
	General and administrative	31,101	45,691
	Transaction costs	-	8,208
	Loss (gain) on derivatives, net	1,224	-
	Loss (gain) on extinguishment of debt, net	31,356	(24)
	Impairment of assets	11,031	14,314
	Other expenses	11,675	-
	Total expenses	943,429	879,481

Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	118,869	167,569
Income tax (expense) benefit		(2,245)	1,725
Income (loss) from unconsolidated entities		(23,106)	(3,820)
Income (loss) from continuing operations		93,518	165,474
Gain (loss) on real estate dispositions, net		244,092	-
Net income		337,610	165,474
Less:	Preferred stock dividends	14,379	16,352
Less:	Preferred stock redemption charge	9,769	-
Less:	Net income (loss) attributable to noncontrolling interests(1)	823	153
Net income (loss) attributable to common stockholders		$312,639	$148,969

Average number of common shares outstanding:
	Basic	362,534	355,076
	Diluted	364,652	356,051

Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.86	$0.42
	Net income (loss) attributable to common stockholders*	$0.86	$0.42

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.86	$0.42
	Net income (loss) attributable to common stockholders*	$0.86	$0.42

Dividends declared and paid per common share		$0.87	$0.86

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$337,610	$165,474

Other comprehensive income (loss):
Unrecognized gain (loss) on available for sale securities	(10,569)	(7,549)
Unrealized gains (losses) on cash flow hedges	-	483
Unrecognized actuarial gain (loss)	-	2
Foreign currency translation gain (loss)	5,713	1,372
Total other comprehensive income (loss)	(4,856)	(5,692)

Total comprehensive income (loss)	332,754	159,782
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	3,636	15,271
Total comprehensive income (loss) attributable to common stockholders	$329,118	$144,511

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31, 2017
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$363,071	$16,999,691	$(54,741)	$4,803,575	$(8,144,981)	$(169,531)	$3,059	$475,079	$15,281,472
Comprehensive income:
Net income (loss)					336,787				1,780	338,567
Other comprehensive income							(7,669)		2,813	(4,856)
Total comprehensive income										333,711
Net change in noncontrolling interests			932						(5,612)	(4,680)
Amounts related to stock incentive plans, net of forfeitures		336	6,903	(7,565)				(1,605)		(1,931)
Proceeds from issuance of common stock		1,780	117,204							118,984
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Option compensation expense								10		10
Dividends paid:
Common stock dividends						(315,415)				(315,415)
Preferred stock dividends						(14,379)				(14,379)
Balances at end of period	$718,750	$365,187	$17,134,490	$(62,306)	$5,130,593	$(8,474,775)	$(177,200)	$1,464	$474,060	$15,110,263

	Three Months Ended March 31, 2016
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$354,811	$16,478,300	$(44,372)	$3,725,772	$(6,846,056)	$(88,243)	$4,098	$585,325	$15,175,885
Comprehensive income:
Net income (loss)					165,321				1,082	166,403
Other comprehensive income							(20,810)		15,118	(5,692)
Total comprehensive income										160,711
Net change in noncontrolling interests			(5,717)						(121,325)	(127,042)
Amounts related to stock incentive plans, net of forfeitures		637	25,555	(6,899)				(115)		19,178
Proceeds from issuance of common stock		1,505	91,600							93,105
Option compensation expense								79		79
Dividends paid:
Common stock dividends						(305,770)				(305,770)
Preferred stock dividends						(16,352)				(16,352)
Balances at end of period	$1,006,250	356,953	16,589,738	(51,271)	3,891,093	(7,168,178)	(109,053)	4,062	480,200	$14,999,794

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net income	$337,610	$165,474
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	228,276	228,696
Other amortization expenses	3,361	1,118
Impairment of assets	11,031	14,314
Stock-based compensation expense	4,906	8,186
Loss (gain) on derivatives, net	1,224	-
Loss (gain) on extinguishment of debt, net	31,356	(24)
Loss (income) from unconsolidated entities	23,106	3,820
Rental income in excess of cash received	(18,141)	(29,669)
Amortization related to above (below) market leases, net	8	230
Loss (gain) on sales of properties, net	(244,092)	-
Distributions by unconsolidated entities	474	174
Increase (decrease) in accrued expenses and other liabilities	19,478	(13,526)
Decrease (increase) in receivables and other assets	(13,071)	1,816
Net cash provided from (used in) operating activities	385,526	380,609

Investing activities:
Cash disbursed for acquisitions	(102,356)	(171,482)
Cash disbursed for capital improvements to existing properties	(42,115)	(35,025)
Cash disbursed for construction in progress	(69,334)	(66,739)
Capitalized interest	(4,129)	(3,037)
Investment in real estate loans receivable	(25,375)	(27,251)
Other investments, net of payments	48,311	(30,773)
Principal collected on real estate loans receivable	8,792	93,774
Contributions to unconsolidated entities	(13,073)	(12,784)
Distributions by unconsolidated entities	24,161	11,747
Proceeds from (payments on) derivatives	8,218	-
Decrease (increase) in restricted cash	145,065	(394)
Proceeds from sales of real property	1,087,074	-
Net cash provided from (used in) investing activities	1,065,239	(241,964)

Financing activities:
Net increase (decrease) under unsecured credit facilities	(123,000)	(190,000)
Proceeds from issuance of senior unsecured notes	-	688,560
Payments to extinguish senior unsecured notes	-	(400,000)
Net proceeds from the issuance of secured debt	12,536	75,136
Payments on secured debt	(822,438)	(130,343)
Net proceeds from the issuance of common stock	119,651	93,433
Redemption of preferred stock	(287,500)	-
Payments for deferred financing costs and prepayment penalties	(36,674)	(1,217)
Contributions by noncontrolling interests(1)	2,667	126,142
Distributions to noncontrolling interests(1)	(20,014)	(76,222)
Acquisitions of noncontrolling interests	(38)	-
Cash distributions to stockholders	(329,794)	(322,122)
Other financing activities	(8,022)	(7,294)
Net cash provided from (used in) financing activities	(1,492,626)	(143,927)
Effect of foreign currency translation on cash and cash equivalents	2,843	323
Increase (decrease) in cash and cash equivalents	(39,018)	(4,959)
Cash and cash equivalents at beginning of period	419,378	360,908
Cash and cash equivalents at end of period	$380,360	$355,949

Supplemental cash flow information:
Interest paid	$109,438	$134,872
Income taxes paid	3,349	2,431

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties.  Founded in 1970, we were the first real estate investment trust to invest exclusively in health care facilities.

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily an indication of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

     New Accounting Standards

     In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted beginning after December 15, 2016.  A reporting entity may apply the new standard using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach.  We are currently evaluating the impact that the adoption of the standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the new standard.  A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from the new standard.  We expect that the new standard will affect our accounting policies related to non-lease revenue, including certain fees in our RIDEA joint ventures, common area maintenance in our outpatient medical properties and real estate sales.  Under ASU 2014-09, revenue recognition for real estate sales is mainly based on the transfer of control versus current guidance of continuing involvement.  We expect that the new guidance will result in more transactions qualifying as sales of real estate and being recognized at an earlier date than under the current guidance.

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

     In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  We are currently evaluating the impact of this standard on our consolidated financial statements.  We believe that the adoption of this standard will likely have a material impact to our consolidated balance sheet for the recognition of certain operating leases as right-of-use assets and lease liabilities.  We are in the process of analyzing our lease portfolio and evaluating systems to comply with the standard’s retrospective adoption requirements.

     In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted.  We adopted ASU 2016-09 on January 1, 2017.  The standard allows companies to make a policy election as to whether

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur.  We have elected to account for forfeitures as they occur. This election had an immaterial impact on our consolidated financial statements.  The standard also requires an employer to classify as a financing activity in the statement of cash flow the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation.  This standard is required to be applied on a retrospective basis and resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $6,897,000 for the three months ended March 31, 2016.  Upon adoption, no other provisions of ASU 2016-09 had an effect on our unaudited consolidated financial statements or related footnote disclosures.

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

     In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business”.  This standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  ASU 2017-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  A reporting entity must apply ASU 2017-01 using a prospective approach.  We adopted ASU 2017-01 on January 1, 2017 and as a result, have classified our real estate acquisitions completed during the three months ended March 31, 2017 as asset acquisitions rather than business combinations due to the fact that substantially all of the fair value of the gross assets acquired were concentrated in a single asset or group of similar identifiable assets. We have recorded identifiable assets acquired, liabilities assumed and any noncontrolling interests associated with any asset acquisitions at cost on a relative fair value basis and have capitalized transaction costs incurred.

3. Real Property Acquisitions and Development

     The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their relative fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  Effective January 1, 2017, with our adoption of ASU 2017-01, transaction costs related to asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in “Other Expenses” on our Consolidated Statements of Comprehensive Income. Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our foreign currency policies.

    Triple-net Activity

		Three Months Ended
	(In thousands)	March 31, 2017	March 31, 2016
	Land and land improvements	$4,017	$15,331
	Buildings and improvements	37,241	114,235
	Acquired lease intangibles	-	1,623
	Total assets acquired	41,258	131,189
	Accrued expenses and other liabilities	-	(809)
	Total liabilities assumed	-	(809)
	Non-cash acquisition related activity(1)	-	(28,621)
	Cash disbursed for acquisitions	41,258	101,759
	Construction in progress additions	46,754	43,835
Less:	Capitalized interest	(2,028)	(1,684)
	Foreign currency translation	(164)	(583)
	Cash disbursed for construction in progress	44,562	41,568
	Capital improvements to existing properties	10,495	7,438
	Total cash invested in real property, net of cash acquired	$96,315	$150,765

(1) Includes $25,691,000 related to the acquisition of assets previously financed as real estate loans receivable and $2,871,000 related to the acquisition of assets previously financed as an investment in an unconsolidated entity.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Seniors Housing Operating Activity

		Three Months Ended
	(In thousands)	March 31, 2017	March 31, 2016
	Land and land improvements	$4,304	$3,440
	Building and improvements	44,075	48,218
	Acquired lease intangibles	1,741	1,942
	Receivables and other assets	74	36
	Total assets acquired(1)	50,194	53,636
	Accrued expenses and other liabilities	(2,755)	(11)
	Total liabilities assumed	(2,755)	(11)
	Noncontrolling interests	(647)	(549)
	Non-cash acquisition related activity(2)	(14,148)	-
	Cash disbursed for acquisitions	32,644	53,076
	Construction in progress additions	8,062	4,033
Less:	Capitalized interest	(1,707)	(565)
	Foreign currency translation	691	(1,107)
	Cash disbursed for construction in progress	7,046	2,361
	Capital improvements to existing properties	24,254	16,808
	Total cash invested in real property, net of cash acquired	$63,944	$72,245

(1) Excludes $400,000 and $113,000 of cash acquired during the three months ended March 31, 2017 and 2016, respectively.
(2) Includes $6,349,000 related to the acquisition of assets previously financed as real estate loans receivable and $7,799,000 previously financed as an investment in an unconsolidated entity.

      Outpatient Medical Activity

		Three Months Ended
	(In thousands)	March 31, 2017	March 31, 2016
	Land and land improvements	$2,895	$-
	Buildings and improvements	23,310	17,637
	Acquired lease intangibles	3,496	-
	Receivables and other assets	3	-
	Total assets acquired	29,704	17,637
	Accrued expenses and other liabilities	(1,250)	(990)
	Total liabilities assumed	(1,250)	(990)
	Cash disbursed for acquisitions	28,454	16,647
	Construction in progress additions	14,921	28,934
Less:	Capitalized interest	(717)	(788)
	Accruals(1)	3,522	(5,336)
	Cash disbursed for construction in progress	17,726	22,810
	Capital improvements to existing properties	7,366	10,779
	Total cash invested in real property	$53,546	$50,236

(1) Represents the change in non-cash consideration accruals for amounts to be paid in periods other than the period in which the construction projects converted to operations.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Development projects:
Triple-net	$157,460	$-
Seniors housing operating	3,634	-
Outpatient medical	25,910	35,363
Total development projects	187,004	35,363
Total construction in progress conversions	$187,004	$35,363

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2017	December 31, 2016
Assets:
In place lease intangibles	$1,267,280	$1,252,143
Above market tenant leases	63,184	61,700
Below market ground leases	62,224	61,628
Lease commissions	28,589	27,413
Gross historical cost	1,421,277	1,402,884
Accumulated amortization	(1,010,364)	(966,714)
Net book value	$410,913	$436,170

Weighted-average amortization period in years	14.4	13.7

Liabilities:
Below market tenant leases	$90,745	$89,468
Above market ground leases	8,107	8,107
Gross historical cost	98,852	97,575
Accumulated amortization	(54,354)	(52,134)
Net book value	$44,498	$45,441

Weighted-average amortization period in years	15.1	15.2

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Rental income related to above/below market tenant leases, net	$304	$81
Property operating expenses related to above/below market ground leases, net	(312)	(311)
Depreciation and amortization related to in place lease intangibles and lease commissions	(39,302)	(34,454)

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2017	$105,454	$4,959
2018	77,561	6,106
2019	37,948	5,685
2020	24,169	5,208
2021	20,191	4,720
Thereafter	145,590	17,820
Total	$410,913	$44,498

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g., property type, operator or geography). During the three months ended March 31, 2017 and 2016, we recorded impairment charges on certain held-for-sale seniors housing operating and outpatient medical properties as the fair values less estimated costs to sell exceeded our carrying values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Real estate dispositions:
Triple-net	$808,204	$-
Seniors housing operating	13,845	-
Total dispositions	822,049	-
Gain (loss) on real estate dispositions, net	244,092	-
Net other assets/liabilities disposed	20,933	-
Proceeds from real estate dispositions	$1,087,074	$-

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

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental income	$16,734	$5,477
Expenses:
Interest expense	1,301	851
Property operating expenses	1,855	1,362
Provision for depreciation	245	820
Total expenses	3,401	3,033
Income (loss) from real estate dispositions, net	$13,333	$2,444

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Real Estate Loans Receivable

     Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of our accounting policies for real estate loans receivable and related interest income.

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2017			March 31, 2016
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$7,828	$-	$7,828	$8,013	$-	$8,013
Draws on existing loans	17,547	-	17,547	19,206	32	19,238
Net cash advances on real estate loans	25,375	-	25,375	27,219	32	27,251
Receipts on real estate loans receivable:
Loan payoffs	14,474	60,500	74,974	104,068	12,290	116,358
Principal payments on loans	667	-	667	3,107	-	3,107
Sub-total	15,141	60,500	75,641	107,175	12,290	119,465
Less: Non-cash activity(1)(2)	(6,349)	(60,500)	(66,849)	(25,691)	-	(25,691)
Net cash receipts on real estate loans	8,792	-	8,792	81,484	12,290	93,774
Net cash advances (receipts) on real estate loans	16,583	-	16,583	(54,265)	(12,258)	(66,523)
Change in balance due to foreign currency translation	1,718	-	1,718	(1,987)	-	(1,987)
Net change in real estate loans receivable	$11,952	$(60,500)	$(48,548)	$(81,943)	$(12,258)	$(94,201)

(1) Triple-net represents acquisitions of assets previously financed as real estate loans. Please see Note 3 for additional information.
(2) Outpatient medical represents a deed in lieu of foreclosure on a previously financed first mortgage property.

In 2016, we restructured two existing real estate loans in the triple-net segment with Genesis Healthcare.  The two existing loans, with a combined principal balance of $317,000,000, were scheduled to mature in 2017 and 2018.  These loans were restructured into four separate loans effective October 1, 2016.  Each loan has a five-year term, a 10% interest rate and 25 basis point annual escalator.  In 2016, we recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  We expect to collect all principal amounts due under the loans and, due to the passage of time, at March 31, 2017, the allowance for loan losses related to these loans is $6,196,000.  At March 31, 2017, we had no real estate loans with outstanding balances on non-accrual status and recorded no provision for loan losses during the three months ended March 31, 2017.

	Three Months Ended
	March 31, 2017	March 31, 2016
Balance of impaired loans at end of period	$317,049	$-
Allowance for loan losses	6,196	-
Balance of impaired loans not reserved	$310,853	$-
Average impaired loans for the period	$340,920	$-
Interest recognized on impaired loans(1)	8,243	-

(1) Represents interest recognized in period since loans were identified as impaired.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Percentage Ownership(1)	March 31, 2017	December 31, 2016
Triple-net	10% to 49%	$23,108	$27,005
Seniors housing operating	10% to 50%	360,260	407,172
Outpatient medical	43%	32,742	22,961
Total		$416,110	$457,138

(1) Excludes ownership of in-substance real estate.

     At March 31, 2017, the aggregate unamortized basis difference of our joint venture investments of $211,268,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity.  This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use net operating income from continuing operations (“NOICO”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2017, excluding our share of NOICO in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOICO	NOICO(2)
Genesis Healthcare	86	$49,048	9%
Sunrise Senior Living(3)	153	74,893	14%
Brookdale Senior Living	137	38,372	7%
Revera(3)	98	37,802	7%
Benchmark Senior Living	48	22,614	4%
Remaining portfolio	755	329,400	59%
Totals	1,277	$552,129	100%

(1) Genesis Healthcare is in our triple-net segment.  Sunrise Senior Living and Revera are in our seniors housing operating segment.  Benchmark Senior Living and Brookdale Senior Living are in both our triple-net and seniors housing operating segments.

(2) NOICO with our top five relationships comprised 45% of total NOICO for the year ending December 31, 2016.
(3) Revera owns a controlling interest in Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

      At March 31, 2017, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2017).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.88% at March 31, 2017). The applicable margin is based on certain of our debt ratings and was 0.90% at March 31, 2017.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at March 31, 2017.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Balance outstanding at quarter end(1)	$522,000	$645,000
Maximum amount outstanding at any month end	$1,010,000	$945,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$796,356	$671,044
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.81%	1.29%

(1) As of March 31, 2017, letters of credit in the aggregate amount of $32,456,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At March 31, 2017, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2017	$-	$284,879	$284,879
2018	450,000	421,751	871,751
2019	605,000	499,895	1,104,895
2020(4)	675,208	149,888	825,096
2021(5,6)	1,137,674	228,993	1,366,667
Thereafter(7,8,9,10)	5,416,385	1,080,071	6,496,456
Totals	$8,284,267	$2,665,477	$10,949,744

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.6% to 6.5%.
(3) Annual interest rates range from 1.32% to 7.93%. Carrying value of the properties securing the debt totaled $4,947,646,000 at March 31, 2017.

(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $225,208,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2017).

(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $187,674,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2017).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (1.84% at March 31, 2017).

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (1.83% at March 31, 2017).

(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $689,535,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2017) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $626,850,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2017) of 4.5% senior unsecured notes due 2034.

(9) In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025. In October 2015, we issued an additional $500,000,000 of these notes under a re-opening of the offer.
(10) In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2017		March 31, 2016
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,260,038	4.245%	$8,645,758	4.237%
Debt issued	-	0.000%	700,000	4.250%
Debt extinguished	-	0.000%	(400,000)	3.625%
Foreign currency	24,229	4.391%	(11,665)	3.943%
Ending balance	$8,284,267	4.262%	$8,934,093	4.266%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2017		March 31, 2016
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,465,066	4.094%	$3,478,207	4.440%
Debt issued	12,536	2.340%	75,136	3.060%
Debt extinguished	(806,189)	5.580%	(111,701)	4.450%
Principal payments	(16,249)	4.469%	(18,642)	4.539%
Foreign currency	10,313	3.262%	65,488	3.669%
Ending balance	$2,665,477	3.744%	$3,488,488	4.400%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2017, we were in compliance with all of the covenants under our debt agreements.

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

      Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $3,395,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the three months ended March 31, 2017 and 2016, we settled certain net investment hedges generating cash proceeds of $8,218,000 and $0, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$875,000	$900,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$-	$57,000
Denominated in Canadian Dollars	$72,000	$54,000
Denominated in Pounds Sterling	£69,000	£48,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$37,000	$37,000

      The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended
		March 31,
	Location	2017	2016

Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	$-	$(483)

Gain (loss) on forward exchange contracts recognized in income	Interest expense	2,457	(1,327)

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	(44,341)	(2,739)

12. Commitments and Contingencies

     At March 31, 2017, we had 14 outstanding letter of credit obligations totaling $169,961,000 and expiring between 2017 and 2024.  At March 31, 2017, we had outstanding construction in progress of $390,180,000 and were committed to providing additional funds of approximately $466,031,000 to complete construction.  At March 31, 2017, we had contingent purchase obligations totaling $17,058,000.  These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At March 31, 2017, we had operating lease obligations of $1,092,169,000 relating to certain ground leases and company office space and capital lease obligations of $93,697,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At March 31, 2017, aggregate future minimum rentals to be received under these noncancelable subleases totaled $73,840,000.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2017	December 31, 2016
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	14,375,000	25,875,000
Outstanding shares	14,375,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	365,651,576	363,576,924
Outstanding shares	364,563,653	362,602,173

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Three Months Ended
	March 31, 2017		March 31, 2016
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	25,875,000	6.500%	25,875,000	6.500%
Shares redeemed	(11,500,000)	6.500%	-	0.000%
Ending balance	14,375,000	6.500%	25,875,000	6.500%

     During the three months ended March 31, 2017, we recognized a charge of $9,769,000 in connection with the redemption of the Series J preferred stock.

     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2016 Dividend reinvestment plan issuances	1,058,085	$60.00	$63,484	$63,484
2016 Option exercises	9,864	21.29	210	210
2016 Equity shelf program issuances	443,096	67.12	30,192	29,739
2016 Stock incentive plans, net of forfeitures	484,005		-	-
2016 Totals	1,995,050		$93,886	$93,433

2017 Dividend reinvestment plan issuances	1,284,719	$68.33	$87,985	$87,784
2017 Option exercises	156,675	52.71	8,258	8,258
2017 Equity shelf program issuances	338,486	69.75	23,776	23,609
2017 Stock incentive plans, net of forfeitures	181,600		-	-
2017 Totals	1,961,480		$120,019	$119,651

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2017		March 31, 2016
	Per Share	Amount	Per Share	Amount
Common Stock	$0.8700	$315,415	$0.8600	$305,770
Series I Preferred Stock	0.8125	11,680	0.8125	11,680
Series J Preferred Stock	0.2347	2,699	0.4064	4,672
Totals		$329,794		$322,122

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)
Other comprehensive income before reclassification adjustments	2,900	(10,569)	-	-	(7,669)
Net current-period other comprehensive income	2,900	(10,569)	-	-	(7,669)
Balance at March 31, 2017	$(170,596)	$(5,449)	$(1,153)	$(2)	$(177,200)

Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)
Other comprehensive income before reclassification adjustments	(13,746)	(7,549)	2	-	(21,293)
Reclassification amount to net income	-	-	-	483 (1)	483
Net current-period other comprehensive income	(13,746)	(7,549)	2	483	(20,810)
Balance at March 31, 2016	$(99,230)	$(7,549)	$(1,341)	$(933)	$(109,053)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $4,906,000 for the three months ended March 31, 2017 and $8,186,000 for the same period in 2016.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$312,639	$148,969

Denominator for basic earnings per
share - weighted average shares	362,534	355,076
Effect of dilutive securities:
Employee stock options	70	101
Non-vested restricted shares	397	253
Redeemable shares	1,651	621
Dilutive potential common shares	2,118	975
Denominator for diluted earnings per
share - adjusted weighted average shares	364,652	356,051

Basic earnings per share	$0.86	$0.42
Diluted earnings per share	$0.86	$0.42

The Series I Cumulative Convertible Perpetual Preferred Stock was not included in the calculations as the effect of conversions into common stock was anti-dilutive.

16. Disclosure about Fair Value of Financial Instruments

      U.S. GAAP provides authoritative guidance for measuring and disclosing fair value measurements of assets and liabilities.  The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.  The guidance describes three levels of inputs that may be used to measure fair value:

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

     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$430,607	$465,548	$485,735	$521,773
Other real estate loans receivable	143,473	149,151	136,893	138,050
Available-for-sale equity investments	17,330	17,330	27,899	27,899
Cash and cash equivalents	380,360	380,360	419,378	419,378
Foreign currency forward contracts	110,439	110,439	135,561	135,561

Financial liabilities:
Borrowings under unsecured credit facilities	$522,000	$522,000	$645,000	$645,000
Senior unsecured notes	8,188,928	8,965,318	8,161,619	8,879,176
Secured debt	2,669,787	2,728,171	3,477,699	3,558,378
Foreign currency forward contracts	9,840	9,840	4,342	4,342

Redeemable OP unitholder interests	$116,917	$116,917	$110,502	$110,502

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of March 31, 2017
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$17,330	$17,330	$-	$-
Foreign currency forward contracts, net(2)	100,599	-	100,599	-
Redeemable OP unitholder interests	116,917	-	116,917	-
Totals	$234,846	$17,330	$217,516	$-

(1) Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2) Please see Note 11 for additional information.

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis.  As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 6 for impairments of loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.  We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above.  We estimate the fair value of secured debt assumed in business combinations using current interest rates at which similar borrowings could be obtained on the transaction date.

17. Segment Reporting

      We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: triple-net, seniors housing operating and outpatient medical.  During the three months ended December 31, 2016, we reclassified interest expense on our foreign-denominated senior notes from the seniors housing operating segment to non-segment.  Accordingly, the segment information provided in this Note has been reclassified to conform to the current presentation for all periods presented.

     Our triple-net properties include long-term/post-acute care facilities, assisted living facilities, independent living/continuing care retirement communities, care homes (United Kingdom), independent support living facilities (Canada), care homes with nursing (United Kingdom) and combinations thereof. Under the triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include the seniors housing communities referenced above that are owned and/or operated through RIDEA structures (see Notes 3 and 18). Our outpatient medical properties are typically leased to multiple tenants and generally require a certain level of property management.

     We evaluate performance based upon net operating income from continuing operations (“NOICO”) of each segment. We define NOICO as total revenues, including tenant reimbursements, less property operating expenses. We believe NOICO provides investors relevant and useful information as it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOICO to make decisions about resource allocations and to assess the property level performance of our properties.

     Non-segment revenue consists mainly of interest income on certain non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOICO. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers. Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2017:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$227,290	$-	$139,851	$-	$367,141
Resident fees and services	-	670,337	-	-	670,337
Interest income	20,679	69	-	-	20,748
Other income	1,766	1,461	612	233	4,072
Total revenues	249,735	671,867	140,463	233	1,062,298

Property operating expenses	-	462,425	47,744	-	510,169
Net operating income from continuing operations	249,735	209,442	92,719	233	552,129

Interest expense	5,511	15,816	2,291	94,979	118,597
Loss (gain) on derivatives, net	1,224	-	-	-	1,224
Depreciation and amortization	59,608	119,737	48,931	-	228,276
General and administrative	-	-	-	31,101	31,101
Loss (gain) on extinguishment of debt, net	29,084	890	1,382	-	31,356
Impairment of assets	-	5,406	5,625	-	11,031
Other expenses	5,010	1,778	360	4,527	11,675
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	149,298	65,815	34,130	(130,374)	118,869
Income tax (expense) benefit	(800)	(1,087)	(335)	(23)	(2,245)
Income (loss) from unconsolidated entities	5,638	(29,191)(1)	447	-	(23,106)
Income (loss) from continuing operations	154,136	35,537	34,242	(130,397)	93,518
Gain (loss) on real estate dispositions, net	231,081	13,011	-	-	244,092
Net income (loss)	$385,217	$48,548	$34,242	$(130,397)	$337,610

Total assets	$9,906,585	$12,646,321	$4,947,544	$266,827	$27,767,277

(1) Primarily due to the recognition of goodwill and intangible asset impairments, as well as non-recurring income tax expense.

Three Months Ended March 31, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$283,825	$-	$131,838	$-	$415,663
Resident fees and services	-	602,149	-	-	602,149
Interest income	22,853	1,031	1,304	-	25,188
Other income	1,490	2,189	313	58	4,050
Total revenues	308,168	605,369	133,455	58	1,047,050

Property operating expenses	-	408,894	40,742	-	449,636
Net operating income from continuing operations	308,168	196,475	92,713	58	597,414

Interest expense	6,364	20,523	5,744	100,329	132,960
Depreciation and amortization	79,800	101,832	47,064	-	228,696
General and administrative	-	-	-	45,691	45,691
Transaction costs	2,852	3,933	1,423	-	8,208
Loss (gain) on extinguishment of debt, net	(24)	-	-	-	(24)
Impairment of assets	14,314	-	-	-	14,314
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	204,862	70,187	38,482	(145,962)	167,569
Income tax (expense) benefit	(317)	2,767	(228)	(497)	1,725
Income (loss) from unconsolidated entities	3,081	(6,935)	34	-	(3,820)
Income (loss) from continuing operations	207,626	66,019	38,288	(146,459)	165,474
Net income (loss)	$207,626	$66,019	$38,288	$(146,459)	$165,474

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2017		March 31, 2016
Revenues:	Amount	%	Amount	%
United States	$858,668	80.9%	$842,357	80.5%
United Kingdom	93,843	8.8%	100,555	9.6%
Canada	109,787	10.3%	104,138	9.9%
Total	$1,062,298	100.0%	$1,047,050	100.0%

	As of
	March 31, 2017		December 31, 2016
Assets:	Amount	%	Amount	%
United States	$22,425,964	80.8%	$23,572,459	81.7%
United Kingdom	2,835,782	10.2%	2,782,489	9.6%
Canada	2,505,531	9.0%	2,510,236	8.7%
Total	$27,767,277	100.0%	$28,865,184	100.0%

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

     Income taxes reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The provision for income taxes for the three months ended March 31, 2017 and 2016, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2013 and subsequent years and by state taxing authorities for the year ended December 31, 2012 and subsequent

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

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

	March 31, 2017	December 31, 2016
Assets
Net real property owned	$980,570	$989,596
Cash and cash equivalents	7,390	10,501
Receivables and other assets	16,530	12,102
Total assets(1)	$1,004,490	$1,012,199

Liabilities and equity
Secured debt	$449,163	$450,255
Accrued expenses and other liabilities	13,880	13,803
Redeemable noncontrolling interests	72,957	185,556
Total equity	468,490	362,585
Total liabilities and equity	$1,004,490	$1,012,199

(1) Note that assets of the consolidated variable interest entities can only be used to settle obligations relating to such variable interest entities.  Liabilities of the consolidated variable interest entities represent claims against the specific assets of the variable interest entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Key Transactions in 2017 Key Performance Indicators, Trends and Uncertainties Corporate Governance	27 27 28 29 31

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	31 32 33 33

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	34 34 36 38 41

OTHER

Cautionary Statement Regarding Forward-Looking Statements	47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2016, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  References herein to “we,” “us,” “our,” or the “company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.

Executive Summary

Company Overview

     Welltower Inc. (NYSE:HCN), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (“REIT”), owns properties concentrated in major, high-growth markets in the United States, Canada and the United Kingdom, consisting of seniors housing and post-acute communities and outpatient medical properties. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio for the three months ended March 31, 2017 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOICO(1)	NOICO	Properties
Triple-net	$249,735	45.3%	592
Seniors housing operating	209,442	37.9%	421
Outpatient medical	92,719	16.8%	264
Totals	$551,896	100.0%	1,277

(1) Represents net operating income from continuing operations per Note 17 of our unaudited consolidated financial statements. Excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Business Strategy

     Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in net operating income from continuing operations and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and health care real estate and diversify our investment portfolio by property type, relationship and geographic location.

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

     For the three months ended March 31, 2017, rental income and resident fees and services represented 35% and 63%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     We also continuously evaluate opportunities to finance future investments.  New investments are generally funded from temporary borrowings under our primary unsecured credit facility, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from net operating income from continuing operations and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our primary unsecured credit facility, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At March 31, 2017, we had $380,360,000 of cash and cash equivalents, $42,777,000 of restricted cash and $2,445,544,000 of available borrowing capacity under our primary unsecured credit facility.

Key Transactions in 2017

     Capital.   During the three months ended March 31, 2017, we extinguished $806,189,000 of secured debt at a blended average interest rate of 5.6%.  In addition, we redeemed all 11,500,000 shares of our 6.5% Series J Cumulative Redeemable Preferred Stock.  During the three months ended March 31, 2017, we raised $111,761,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the three months ended March 31, 2017 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	3	$41,301	6.7%	$41,258
Seniors housing operating	1	34,200	6.1%	50,194
Outpatient medical	2	28,995	6.5%	29,704
Totals	6	$104,496	6.4%	$121,156

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

     Dispositions.  The following summarizes property dispositions made during the three months ended March 31, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	43	$1,027,951	6.5%	$808,204
Seniors housing operating	1	27,519	4.8%	13,845
Totals	44	$1,055,470	6.5%	$822,049

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.48 per common share ($0.87 per share quarterly), as compared to $3.44 per common share for 2016, beginning in February 2017.  The dividend declared for the quarter ended March 31, 2017 represents the 184th consecutive quarterly dividend payment.

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

     Operating Performance. We believe that net income attributable to common stockholders (“NICS”) per the Statement of Comprehensive Income and net operating income from continuing operations (“NOICO”) per Note 17 to the Consolidated Financial Statements are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”) and same store NOI (“SSNOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of FFO and SSNOI. These earnings measures (and FFO per share amounts) are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2016	2017
Net income (loss) attributable to common stockholders	$148,969	$195,474	$334,910	$333,042	$312,639
Funds from operations attributable to common stockholders	391,264	416,974	401,870	372,829	306,231
Net operating income from continuing operations	597,414	617,825	605,453	583,486	552,128
Same store net operating income	469,784	485,091	472,347	469,928	468,590

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.42	$0.54	$0.93	$0.91	$0.86
Funds from operations attributable to common stockholders	1.10	1.16	1.11	1.02	0.84

     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and IRC section 1031 deposits. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2016	2017

Net debt to book capitalization ratio	45%	45%	45%	43%	42%
Net debt to undepreciated book
capitalization ratio	40%	39%	39%	37%	36%
Net debt to market capitalization ratio	32%	30%	31%	31%	29%

Interest coverage ratio	3.85x	4.21x	5.24x	5.26x	5.67x
Fixed charge coverage ratio	3.06x	3.34x	4.17x	4.15x	4.53x

      Concentration Risk. We evaluate our concentration risk in terms of NOICO by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOICO could be at risk if certain sectors were to experience downturns.  Property mix measures the portion of our NOICO that relates to our various property types. Relationship mix measures the portion of our NOICO that relates to our top five relationships. Geographic mix measures the portion of our NOICO that relates to our top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by NOICO for the periods indicated below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2016	2017
Property mix:(1)
Triple-net	52%	50%	51%	48%	45%
Seniors housing operating	32%	34%	33%	36%	38%
Outpatient medical	16%	16%	16%	16%	17%

Relationship mix:(1)
Sunrise Senior Living(2)	13%	14%	12%	13%	14%
Genesis Healthcare	17%	16%	16%	13%	9%
Brookdale Senior Living	7%	7%	7%	7%	7%
Revera(2)	6%	6%	6%	7%	7%
Benchmark Senior Living	4%	4%	4%	4%	4%
Remaining relationships	53%	53%	55%	56%	59%

Geographic mix:(1)
California	10%	10%	10%	12%	13%
United Kingdom	8%	8%	7%	7%	9%
Canada	7%	7%	7%	8%	8%
New Jersey	8%	8%	8%	8%	7%
Texas	6%	6%	7%	7%	7%
Remaining geographic areas	61%	61%	61%	58%	56%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Revera owns a controlling interest in Sunrise Senior Living.

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Expiration Year
	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Thereafter

Triple-net:
Properties	-	51	-	14	12	8	4	5	61	32	406
Base rent(1)	$-	$37,120	$-	$17,740	$25,239	$8,784	$4,175	$11,076	$73,478	$64,327	$701,046
% of base rent	0.0%	3.9%	0.0%	1.9%	2.7%	0.9%	0.4%	1.2%	7.8%	6.8%	74.3%
Units/beds	-	3,151	-	1,225	2,289	810	317	762	4,538	3,724	41,529
% of Units/beds	0.0%	5.4%	0.0%	2.1%	3.9%	1.4%	0.5%	1.3%	7.8%	6.4%	71.2%

Outpatient medical:
Square feet	899,397	999,677	1,189,481	1,205,331	1,465,953	2,381,966	1,197,716	1,392,959	690,769	1,063,903	3,979,627
Base rent(1)	$22,866	$25,911	$31,568	$31,876	$39,422	$51,176	$30,197	$38,992	$19,586	$27,377	$90,952
% of base rent	5.6%	6.3%	7.7%	7.8%	9.6%	12.5%	7.4%	9.5%	4.8%	6.7%	22.1%
Leases	242	275	305	276	264	252	177	109	96	118	151
% of Leases	10.7%	12.1%	13.5%	12.2%	11.7%	11.1%	7.8%	4.8%	4.2%	5.2%	6.7%

(1) The most recent monthly base rent including straight line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31, 2017	March 31, 2016	$	%

Cash and cash equivalents at beginning of period	$419,378	$360,908	$58,470	16%
Cash provided from (used in) operating activities	385,526	380,609	4,917	1%
Cash provided from (used in) investing activities	1,065,239	(241,964)	1,307,203	n/a
Cash provided from (used in) financing activities	(1,492,626)	(143,927)	(1,348,699)	937%
Effect of foreign currency translation	2,843	323	2,520	780%
Cash and cash equivalents at end of period	$380,360	$355,949	$24,411	7%

     Operating Activities. The change in net cash provided from operating activities was immaterial.  Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2017 and 2016, cash flow provided from operations exceeded cash distributions to stockholders.

     Investing Activities.  The changes in net cash used in investing activities are primarily attributable to an increase in dispositions, which are summarized above in “Key Transactions in 2017” and Notes 5 and 6 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
New development	$69,334	$66,739	$2,595	4%
Recurring capital expenditures, tenant improvements and lease commissions	13,834	12,265	1,569	13%
Renovations, redevelopments and other capital improvements	28,281	22,760	5,521	24%
Total	$111,449	$101,764	$9,685	10%

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

      Financing Activities.  The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemption of common and preferred stock and dividend payments. Please refer to Notes 9, 10 and 13 of our unaudited consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At March 31, 2017, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At March 31, 2017, we had 14 outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of March 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Unsecured revolving credit facility(1)	$522,000	$-	$-	$522,000	$-
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,050,000	-	1,050,000	900,000	4,100,000
Canadian Dollar senior unsecured notes(3)	225,208	-	-	225,208	-
Pounds Sterling senior unsecured notes(3)	1,316,385	-	-	-	1,316,385
U.S. Dollar term credit facility	505,000	-	5,000	500,000	-
Canadian Dollar term credit facility(3)	187,674	-	-	187,674	-
Secured debt:(2,3)
Consolidated	2,665,477	284,879	921,646	378,881	1,080,071
Unconsolidated	683,574	21,195	156,839	45,426	460,114
Contractual interest obligations:(4)
Unsecured revolving credit facility	49,683	7,845	20,919	20,919	-
Senior unsecured notes and term loans(3)	3,330,186	281,365	689,321	580,751	1,778,749
Consolidated secured debt(3)	526,087	73,890	159,552	110,453	182,192
Unconsolidated secured debt(3)	161,651	19,443	50,734	34,700	56,774
Capital lease obligations(5)	93,697	4,592	9,012	8,346	71,747
Operating lease obligations(5)	1,092,169	12,818	34,485	33,629	1,011,237
Purchase obligations(5)	483,089	360,773	122,316	-	-
Other long-term liabilities(6)	3,810	1,106	2,704	-	-
Total contractual obligations	$17,895,690	$1,067,906	$3,222,528	$3,547,987	$10,057,269

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

Capital Structure

     Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2017, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     On May 1, 2015, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of April 28, 2017, 5,893,662 shares of common stock remained available for issuance under the DRIP registration statement. We have entered into separate Equity Distribution Agreements with each of Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,000,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of April 28, 2017, we had $903,411,000 of remaining capacity

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

Results of Operations

Summary

     Our primary sources of revenue include rent and resident fees and services. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, and general and administrative expenses. We evaluate our business and make resource allocations on our three business segments: triple-net, seniors housing operating and outpatient medical. The primary performance measures for our properties are NOICO and SSNOI, which are discussed below.  Please see Note 17 to our unaudited consolidated financial statements for additional information. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	Amount	%
Net income (loss) attributable to common stockholders	$312,639	$148,969	$163,670	110%
Funds from operations attributable to common stockholders	306,231	391,264	(85,033)	-22%
EBITDA	686,728	525,405	161,323	31%
Net operating income from continuing operations (NOICO)	552,129	597,414	(45,285)	-8%
Same store NOI	468,590	469,784	(1,194)	0%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.86	$0.42	$0.44	105%
Funds from operations attributable to common stockholders	$0.84	$1.10	$(0.26)	-24%

Interest coverage ratio	5.67x	3.85x	1.82x	47%
Fixed charge coverage ratio	4.53x	3.06x	1.47x	48%

Triple-net

          The following is a summary of our NOICO and SSNOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
NOICO	$249,735	$308,168	$(58,433)	-19%
Non SSNOI attributable to same store properties	(13,253)	(16,181)	2,928	-18%
NOICO attributable to non same store properties(1)	(46,995)	(105,327)	58,332	-55%
SSNOI(2)	$189,487	$186,660	$2,827	2%

(1) Change is primarily due to the acquisition of 14 properties and the conversion of 23 construction projects into revenue-generating properties subsequent to January 1, 2016 and 211 properties disposed or held for sale.

(2) Relates to 538 same store properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
Revenues:
Rental income	$227,290	$283,825	$(56,535)	-20%
Interest income	20,679	22,853	(2,174)	-10%
Other income	1,766	1,490	276	19%
Total revenues	249,735	308,168	(58,433)	-19%
Net operating income from continuing operations (NOICO)(1)	249,735	308,168	(58,433)	-19%
Other expenses:
Interest expense	5,511	6,364	(853)	-13%
Loss (gain) on derivatives, net	1,224	-	1,224	n/a
Depreciation and amortization	59,608	79,800	(20,192)	-25%
Transaction costs(2)	-	2,852	(2,852)	-100%
Loss (gain) on extinguishment of debt, net	29,084	(24)	29,108	n/a
Impairment of assets	-	14,314	(14,314)	-100%
Other expenses(2)	5,010	-	5,010	n/a
Total other expenses	100,437	103,306	(2,869)	-3%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	149,298	204,862	(55,564)	-27%
Income tax benefit (expense)	(800)	(317)	(483)	152%
Income (loss) from unconsolidated entities	5,638	3,081	2,557	83%
Income from continuing operations	154,136	207,626	(53,490)	-26%
Gain (loss) on real estate dispositions, net(3)	231,081	-	231,081	n/a
Net income	385,217	207,626	177,591	86%
Less: Net income (loss) attributable to noncontrolling interests	603	(342)	945	n/a
Net income attributable to common stockholders	$384,614	$207,968	$176,646	85%

(1) See Note 17 to our unaudited consolidated financial statements.
(2) See Note 2 to our unaudited consolidated financial statements.
(3) See Note 5 to our unaudited consolidated financial statements.

     The decrease in rental income is attributable to the disposition of properties exceeding new acquisitions.  Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase  For the three months ended March 31, 2017, we had one lease renewal and 25 leases with rental rate increasers ranging from 0.13% to 0.41% in our triple-net portfolio. The decrease in interest income is directly related to the volume of loan payoffs during 2016 and 2017.

     Depreciation and amortization decreased as a result of the disposition of triple-net properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

During the three months ended March 31, 2016, we recorded impairment charges on certain held-for-sale triple-net properties as the fair values less estimated costs to sell exceeded our carrying values.  Changes in the gain on sales of properties are related to the volume of property sales and the sales prices.

    During the three months ended March 31, 2017, we completed five triple-net construction projects totaling $157,460,000 or $257,290 per bed/unit.  The following is a summary of triple-net construction projects pending as of March 31, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Raleigh, NC	60	$23,925	$16,415	2Q17
Livingston, NJ	120	53,440	46,048	2Q17
Piscataway, NJ	124	40,800	38,190	2Q17
Bracknell, UK	64	15,825	12,213	2Q17
Alexandria, VA	116	60,156	23,549	2Q18
Exton, PA	120	34,175	5,939	2Q18
	604	$228,321	$142,354

     Interest expense for the three months ended March 31, 2017 and 2016 represents secured debt interest expense and related fees.  The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is attributable to the large volume of extinguishments in the first quarter of 2017.  The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2017		March 31, 2016
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$594,199	4.580%	$554,014	5.488%
Debt extinguished	(255,553)	5.923%	(33,919)	5.895%
Foreign currency	3,155	2.751%	5,291	5.315%
Principal payments	(2,531)	5.790%	(2,987)	5.587%
Ending balance	$339,270	3.549%	$522,399	5.467%

Monthly averages	$531,647	4.441%	$540,554	5.482%

A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner.  Net income attributable to noncontrolling interest represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Seniors Housing Operating

     The following is a summary of our NOICO and SSNOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
NOICO	$209,442	$196,475	$12,967	7%
Non SSNOI attributable to same store properties	231	248	(17)	-7%
NOICO attributable to non same store properties(1)	(17,109)	99	(17,208)	-17382%
SSNOI(2)	$192,564	$196,822	$(4,258)	-2%

(1) Change is primarily due to the acquisition of 41 properties subsequent to January 1, 2016.
(2) Relates to 376 same store properties.

     The following is a summary of our seniors housing operating results of operations (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
Revenues:
Resident fees and services	$670,337	$602,149	$68,188	11%
Interest income	69	1,031	(962)	-93%
Other income	1,461	2,189	(728)	-33%
Total revenues	671,867	605,369	66,498	11%
Property operating expenses	462,425	408,894	53,531	13%
Net operating income from continuing operations (NOICO)(1)	209,442	196,475	12,967	7%
Other expenses:
Interest expense	15,816	20,523	(4,707)	-23%
Depreciation and amortization	119,737	101,832	17,905	18%
Transaction costs(2)	-	3,933	(3,933)	-100%
Loss (gain) on extinguishment of debt, net	890	-	890	n/a
Impairment of assets	5,406	-	5,406	n/a
Other expenses(2)	1,778	-	1,778	n/a
Total other expenses	143,627	126,288	17,339	14%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	65,815	70,187	(4,372)	-6%
Income tax benefit (expense)	(1,087)	2,767	(3,854)	n/a
Income (loss) from unconsolidated entities	(29,191)	(6,935)	(22,256)	321%
Income from continuing operations	35,537	66,019	(30,482)	-46%
Gain (loss) on real estate dispositions, net(3)	13,011	-	13,011	n/a
Net income (loss)	48,548	66,019	(17,471)	-26%
Less: Net income (loss) attributable to noncontrolling interests	(590)	360	(950)	n/a
Net income (loss) attributable to common stockholders	$49,138	$65,659	$(16,521)	-25%

(1) See Note 17 to our unaudited consolidated financial statements.
(2) See Note 2 to our unaudited consolidated financial statements.
(3) See Note 5 to our unaudited consolidated financial statements.

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

     During the three month period ended March 31, 2017, we recorded an impairment charge related to one held-for-sale property for which the fair value less costs to sell exceeded our carrying value.  During the three month period ended March 31, 2017, we recorded a gain on sale related to the sale of one property previously classified as held-for-sale.

     During the three month period ended March 31, 2017, we completed one seniors housing construction project representing $3,634,000 or $302,833 per unit.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of March 31, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units	Commitment	Balance	Est. Completion
Chertsey, UK	94	$39,115	$22,504	1Q18
Bushey, UK	95	51,088	19,851	2Q18
	189	$90,203	42,355
New York, NY	Project in planning stage		129,327
Total			$171,682

Interest expense represents secured debt interest expense.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2017		March 31, 2016
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,463,249	3.936%	$2,290,552	3.958%
Debt issued	12,536	2.340%	75,136	3.063%
Debt extinguished	(438,532)	5.301%	(58,533)	3.037%
Foreign currency	7,158	3.488%	60,197	3.524%
Principal payments	(11,259)	3.733%	(12,170)	3.959%
Ending balance	$2,033,152	3.663%	$2,355,182	3.980%

Monthly averages	$2,162,185	3.729%	$2,306,203	3.976%

     The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to the recognition of goodwill and intangible asset impairments as well as non-recurring income tax expense adjustments related to our investments in unconsolidated entities during the three month period ended March 31, 2017.

Outpatient Medical

     The following is a summary of our NOICO and SSNOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
NOICO	$92,719	$92,713	$6	0%
Non SSNOI on same store properties	(2,214)	(2,373)	159	-7%
NOICO attributable to non same store properties(1)	(3,966)	(4,038)	72	-2%
SSNOI(2)	$86,539	$86,302	$237	0%

(1) Change is primarily due to acquisitions of five properties and conversions of construction projects into seven revenue-generating properties subsequent to January 1, 2016.
(2) Relates to 235 same store properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
Revenues:
Rental income	$139,851	$131,838	$8,013	6%
Interest income	-	1,304	(1,304)	-100%
Other income	612	313	299	96%
Total revenues	140,463	133,455	7,008	5%
Property operating expenses	47,744	40,742	7,002	17%
Net operating income from continuing operations (NOICO)(1)	92,719	92,713	6	0%
Other expenses:
Interest expense	2,291	5,744	(3,453)	-60%
Depreciation and amortization	48,931	47,064	1,867	4%
Transaction costs(2)	-	1,423	(1,423)	-100%
Impairment of assets	5,625	-	5,625	n/a
Loss (gain) on extinguishment of debt, net	1,382	-	1,382	n/a
Other expenses(2)	360	-	360	n/a
Total other expenses	58,589	54,231	4,358	8%
Income from continuing operations before income taxes and income from unconsolidated entities	34,130	38,482	(4,352)	-11%
Income tax (expense) benefit	(335)	(228)	(107)	47%
Income from unconsolidated entities	447	34	413	1215%
Net income (loss)	34,242	38,288	(4,046)	-11%
Less: Net income (loss) attributable to noncontrolling interests	810	135	675	500%
Net income (loss) attributable to common stockholders	$33,432	$38,153	$(4,721)	-12%

(1) See Note 17 to our unaudited consolidated financial statements.
(2) See Note 2 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2017, our consolidated outpatient medical portfolio signed 93,623 square feet of new leases and 163,472 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $36.86 per square foot and tenant improvement and lease commission costs of $21.36 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from 0% to 5%.

     The fluctuation in property operating expenses is primarily attributable to acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses.  The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.

     During the three months ended March 31, 2017, we recorded impairment charges related to certain held-for-sale properties for which the fair values less estimated costs to sell exceeded our carrying values.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    During the three months ended March 31, 2017, we completed two outpatient medical construction projects representing $25,910,000 or $259 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of March 31, 2017 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Timmonium, MD	46,000	20,996	13,118	3Q17
Howell, MI	56,211	15,509	10,827	3Q17
Brooklyn, NY	140,955	103,624	43,236	2Q18
Total	243,166	$140,129	$67,181

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is attributable to the large volume of extinguishments in the first quarter of 2017.  The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2017		March 31, 2016
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$404,079	4.846%	$627,689	5.177%
Debt extinguished	(112,104)	5.889%	(19,187)	6.196%
Principal payments	(2,151)	6.491%	(3,142)	5.671%
Ending balance	$289,824	4.509%	$605,360	5.218%

Monthly averages	$332,085	4.664%	$619,350	5.237%

         A portion of our outpatient medical properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses related to certain unconsolidated property investments. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
Revenues:
Other income	$233	$58	$175	302%
Expenses:
Interest expense	94,979	100,329	(5,350)	-5%
General and administrative	31,101	45,691	(14,590)	-32%
Other expenses	4,527	-	4,527	n/a
Total expenses	130,607	146,020	(15,413)	-11%
Loss from continuing operations before income taxes	(130,374)	(145,962)	15,588	-11%
Income tax (expense) benefit	(23)	(497)	474	-95%
Loss from continuing operations	(130,397)	(146,459)	16,062	-11%
Less: Preferred stock dividends	14,379	16,352	(1,973)	-12%
Less: Preferred stock redemption charge	9,769	-	9,769	n/a
Net loss attributable to common stockholders	$(154,545)	$(162,811)	$8,266	-5%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2017	2016	$	%
Senior unsecured notes	$86,591	$93,534	$(6,943)	-7%
Secured debt	60	97	(37)	-38%
Primary unsecured credit facility	5,037	3,709	1,328	36%
Loan expense	3,291	2,989	302	10%
Totals	$94,979	$100,329	$(5,350)	-5%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.  The decrease in interest expense is attributed primarily to the $450,000,000 of 4.70% senior unsecured notes extinguished in December 2016.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our unaudited consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2017 and 2016 were 2.93% and 4.36%, respectively.  The decrease in general and administrative expenses for the three months ended March 31, 2017 is primarily related to a reduction in professional service fees for tax and legal consulting and compensation costs as a result of execution of our strategic initiatives. Other expenses for the three months ended March 31, 2017 included costs associated with the departure of certain executive officers and key employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Non-GAAP Financial Measures

     We believe that net operating income from continuing operations (“NOICO”), net income and net income attributable to common stockholders (“NICS”), as defined by U.S. GAAP, are the most appropriate earnings measurements. However, we consider FFO, SSNOI, EBITDA and Adjusted EBITDA to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created funds from operations attributable to common stockholders (“FFO”) as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means NICS, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.

     As discussed in Note 17 to our unaudited consolidated financial statements, NOICO is used to evaluate the operating performance of our properties. We define NOICO as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2016.  Land parcels, loans and sub-leases as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOICO and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOICO and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

     EBITDA stands for earnings (net income) before interest, taxes, depreciation and amortization. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest, secured debt principal amortization and preferred dividends. Covenants in our senior unsecured notes contain a financial ratios based on a definition of EBITDA that is specific to those agreements. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above excluding unconsolidated entities and adjusted for items per our covenant. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge coverage ratio of at least 1.50 times.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following table reflects the reconciliation of SSNOI to NOICO, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,
SSNOI Reconciliations:		2016	2016	2016	2016	2017
NOICO:
Triple-net		$308,168	$310,311	$310,864	$279,516	$249,735
Seniors housing operating		196,475	207,255	199,495	210,895	209,442
Outpatient medical		92,713	99,805	94,905	92,841	92,719
Total		597,356	617,371	605,264	583,252	551,896
Adjustments:
Triple-net:
Non SSNOI on same store properties		(16,181)	(14,399)	(14,251)	(14,138)	(13,253)
NOICO attributable to non same store properties		(105,327)	(106,242)	(107,491)	(76,528)	(46,995)
Subtotal		(121,508)	(120,641)	(121,742)	(90,666)	(60,248)
Seniors housing operating:
Non SSNOI on same store properties		248	242	1,269	231	231
NOICO attributable to non same store properties		99	71	(4,532)	(17,908)	(17,109)
Subtotal		347	313	(3,263)	(17,677)	(16,878)
Outpatient medical:
Non SSNOI on same store properties		(2,373)	(2,611)	(2,636)	(1,974)	(2,214)
NOICO attributable to non same store properties		(4,038)	(9,341)	(5,276)	(3,007)	(3,966)
Subtotal		(6,411)	(11,952)	(7,912)	(4,981)	(6,180)
SSNOI:	Properties
Triple-net	538	186,660	189,670	189,122	188,850	189,487
Seniors housing operating	376	196,822	207,568	196,232	193,218	192,564
Outpatient medical	235	86,302	87,853	86,993	87,860	86,539
Total	1,149	$469,784	$485,091	$472,347	$469,928	$468,590

SSNOI Property Reconciliation:
Total properties	1,277
Acquisitions	(60)
Developments	(34)
Held-for-sale	(24)
Segment transitions	(2)
Other(1)	(8)
Same store properties	1,149
(1) Includes eight land parcels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization.  Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliations:	2016	2016	2016	2016	2017
NICS	$148,969	$195,474	$334,910	$333,042	$312,639
Depreciation and amortization	228,696	226,569	218,061	227,916	228,276
Impairment of assets	14,314	-	9,705	13,187	11,031
Loss (gain) on sales of properties, net	-	(1,530)	(162,351)	(200,165)	(244,092)
Noncontrolling interests	(17,319)	(20,616)	(15,695)	(17,897)	(18,107)
Unconsolidated entities	16,604	17,077	17,240	16,746	16,484
FFO	$391,264	$416,974	$401,870	$372,829	$306,231

Average common shares outstanding:
Basic	355,076	356,646	358,932	362,088	362,534
Diluted	356,051	358,891	361,237	364,369	364,652

Per share data:
NICS
Basic	$0.42	$0.55	$0.93	$0.92	$0.86
Diluted	0.42	0.54	0.93	0.91	0.86

FFO
Basic	$1.10	$1.17	$1.12	$1.03	$0.84
Diluted	1.10	1.16	1.11	1.02	0.84

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
EBITDA Reconciliations:	2016	2016	2016	2016	2017
Net income	$165,474	$210,749	$354,741	$351,108	$337,610
Interest expense	132,960	132,326	129,699	126,360	118,597
Income tax expense (benefit)	(1,725)	(513)	(305)	(16,585)	2,245
Depreciation and amortization	228,696	226,569	218,061	227,916	228,276
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728

Interest Coverage Ratio:
Interest expense	$132,960	$132,326	$129,699	$126,360	$118,597
Non-cash interest expense	599	(1,519)	(543)	(216)	(1,679)
Capitalized interest	3,037	4,306	4,766	4,834	4,129
Total interest	136,596	135,113	133,922	130,978	121,047
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728
Interest coverage ratio	3.85x	4.21x	5.24x	5.26x	5.67x

Fixed Charge Coverage Ratio:
Total interest	$136,596	$135,113	$133,922	$130,978	$121,047
Secured debt principal payments	18,642	19,096	18,151	18,577	16,249
Preferred dividends	16,352	16,352	16,352	16,352	14,379
Total fixed charges	171,590	170,561	168,425	165,907	151,675
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728
Fixed charge coverage ratio	3.06x	3.34x	4.17x	4.15x	4.53x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,
Reconciliations:	2016	2016	2016	2016	2017
Net income	$844,606	$724,894	$880,380	$1,082,070	$1,254,208
Interest expense	504,048	517,512	526,082	521,345	506,982
Income tax expense (benefit)	5,030	(2,899)	139	(19,128)	(15,158)
Depreciation and amortization	866,106	883,873	896,135	901,242	900,822
EBITDA	2,219,790	2,123,380	2,302,736	2,485,529	2,646,854
Loss (income) from unconsolidated entities	12,676	11,682	10,801	10,357	29,643
Transaction costs	70,579	63,245	73,754	42,910	34,702
Stock-based compensation expense	29,976	25,883	25,807	28,869	25,588
Loss (gain) on extinguishment of debt, net	19,252	398	(186)	17,214	48,593
Losses/impairments (gain) on sale of properties, net	(209,228)	(20,647)	(171,246)	(326,839)	(574,216)
Provision for loan losses	-	-	-	10,215	10,215
Loss (gain) on derivatives, net	-	-	(2,516)	(2,448)	(1,225)
Other expenses	40,636	37,386	37,386	7,721	19,396
Additional other income	(2,144)	(13,955)	(11,811)	(16,664)	(16,664)
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$504,048	$517,512	$526,082	$521,345	$506,982
Capitalized interest	9,320	11,566	14,467	16,943	18,035
Non-cash interest expense	(1,868)	(7,589)	(4,341)	(1,681)	(3,958)
Total interest	511,500	521,489	536,208	536,607	521,059
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886
Adjusted interest coverage ratio	4.26x	4.27x	4.22x	4.21x	4.27x

Total interest	$511,500	$521,489	$536,208	$536,607	$521,059
Secured debt principal payments	70,076	71,836	74,170	74,466	72,073
Preferred dividends	65,408	65,408	65,407	65,406	63,434
Total fixed charges	646,984	658,733	675,785	676,479	656,566
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886
Adjusted fixed charge coverage ratio	3.37x	3.38x	3.35x	3.34x	3.39x

     Our leverage ratios include book capitalization, undepreciated book capitalization and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt less cash and cash equivalents and any IRC section 1031 deposits), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock. Our leverage ratios are defined as the proportion of net debt to total capitalization. The table below reflects the reconciliation of our leverage ratios to our balance sheets for the periods presented. Dollars are in thousands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2016	2016	2016	2016	2017
Book capitalization:
Borrowings under primary unsecured credit facility	$645,000	$745,000	$1,350,000	$645,000	$522,000
Long-term debt obligations(1)	12,418,198	12,228,727	12,080,888	11,713,245	10,932,185
Cash & cash equivalents(2)	(355,949)	(466,585)	(456,420)	(557,659)	(380,360)
Total net debt	12,707,249	12,507,142	12,974,468	11,800,586	11,073,825
Total equity	14,999,794	14,868,568	15,264,238	15,281,472	15,110,263
Redeemable noncontrolling interest	359,656	394,126	393,530	398,433	385,418
Book capitalization	$28,066,699	$27,769,836	$28,632,236	$27,480,491	$26,569,506
Net debt to book capitalization ratio	45%	45%	45%	43%	42%

Undepreciated book capitalization:
Total net debt	$12,707,249	$12,507,142	$12,974,468	$11,800,586	$11,073,825
Accumulated depreciation and amortization	4,032,726	4,109,585	4,243,038	4,093,494	4,335,160
Total equity	14,999,794	14,868,568	15,264,238	15,281,472	15,110,263
Redeemable noncontrolling interest	359,656	394,126	393,530	398,433	385,418
Undepreciated book capitalization	$32,099,425	$31,879,421	$32,875,274	$31,573,985	$30,904,666
Net debt to undepreciated book capitalization ratio	40%	39%	39%	37%	36%

Market capitalization:
Total net debt	$12,707,249	$12,507,142	$12,974,468	$11,800,586	$11,073,825

Common shares outstanding	356,773	357,690	362,425	362,602	364,564
Period end share price	$69.34	$76.17	$74.77	$66.93	$70.82
Common equity market capitalization	24,738,620	27,245,247	27,098,517	24,268,952	25,818,422
Noncontrolling interests	839,856	869,320	867,923	873,512	859,478
Preferred stock	1,006,250	1,006,250	1,006,250	1,006,250	718,750
Enterprise value	$39,291,975	$41,627,959	$41,947,158	$37,949,300	$38,470,475
Net debt to market capitalization ratio	32%	30%	31%	31%	29%

(1) Amounts include senior unsecured notes, secured debt and capital lease obligations as reflected on our consolidated balance sheet.
(2) Inclusive of IRC section 1031 deposits, if any.

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2016, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2017		December 31, 2016
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,591,593	$(517,480)	$7,568,832	$(521,203)
Secured debt	1,731,448	(60,509)	2,489,276	(73,944)
Totals	$9,323,041	$(577,989)	$10,058,108	$(595,147)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At March 31, 2017, we had $2,148,703,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $21,487,000.  At December 31, 2016, we had $2,311,996,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $23,120,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2017, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $1,500,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed, excluding cross currency hedging activity (dollars in thousands):

	March 31, 2017		December 31, 2016
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts(1)	$101,116	$14,491	$87,962	$722
Debt designated as hedges	1,504,059	15,041	1,481,591	13,000
Totals	$1,605,175	$29,532	$1,569,553	$13,722

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

     From time to time, we are party to certain legal proceedings for which third parties, such as tenants, operators and/or managers, are contractually obligated to indemnify, defend and hold us harmless.  In some of these matters, the indemnitors have insurance for the potential damages.  In other matters, we are being defended by tenants and other obligated third parties and these indemnitors may not have sufficient insurance, assets, income or resources to satisfy their defense and indemnification obligations to us.  The unfavorable resolution of such legal proceedings could, individually or in the aggregate, materially adversely affect the indemnitors’ ability to satisfy their respective obligations to us, which, in turn, could have a material adverse effect on our business, results of operations or financial condition.  It is management’s opinion that there are currently no such legal proceedings pending that will, individually or in the aggregate, have such a material adverse effect.

Item 1A. Risk Factors

     There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	101,340	$66.51
February 1, 2017 through February 28, 2017	11,222	70.38
March 1 2017 through March 31, 2017	610	69.14
Totals	113,172	$66.90

(1) During the three months ended March 31, 2017, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

None.

Item 6. Exhibits

10.1            Amended and Restated Employment Agreement, dated January 3, 2017, between the company and Thomas J. DeRosa (filed with the Securities and Exchange Commission as Exhibit 10.4(a) to the company’s Form 10-K filed February 22, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.2            Executive Retirement Agreement, dated as of February 10, 2017, by and between Jeffrey H. Miller and the company (filed with the Securities and Exchange Commission as Exhibit 10.8 to the company’s Form 10-K filed February 22, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3            Separation Agreement, dated as of February 6, 2017, by and between Scott M. Brinker and the company (filed with the Securities and Exchange Commission as Exhibit 10.10 to the company’s Form 10-K filed February 22, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4            Welltower Inc. 2017-2019 Long-Term Incentive Program.*

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

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document**

* **

Management Contract or Compensatory Plan or Arrangement

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: May 5, 2017	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2017	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President & Controller (Principal Accounting Officer)