Form 10-Q
period 2017-06-30
WELLTOWER INC.
filed 2017-07-28
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 14, 2017, the registrant had 368,878,685 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,746,483	$2,591,071
Buildings and improvements	25,399,178	24,496,153
Acquired lease intangibles	1,436,041	1,402,884
Real property held for sale, net of accumulated depreciation	141,319	1,044,859
Construction in progress	321,655	506,091
Gross real property owned	30,044,676	30,041,058
Less accumulated depreciation and amortization	(4,568,408)	(4,093,494)
Net real property owned	25,476,268	25,947,564
Real estate loans receivable	520,479	622,628
Less allowance for losses on loans receivable	(5,811)	(6,563)
Net real estate loans receivable	514,668	616,065
Net real estate investments	25,990,936	26,563,629
Other assets:
Investments in unconsolidated entities	425,489	457,138
Goodwill	68,321	68,321
Cash and cash equivalents	442,284	419,378
Restricted cash	45,357	187,842
Straight-line rent receivable	370,819	342,578
Receivables and other assets	632,580	826,298
Total other assets	1,984,850	2,301,555
Total assets	$27,975,786	$28,865,184

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$385,000	$645,000
Senior unsecured notes	8,250,940	8,161,619
Secured debt	2,670,914	3,477,699
Capital lease obligations	73,092	73,927
Accrued expenses and other liabilities	893,441	827,034
Total liabilities	12,273,387	13,185,279
Redeemable noncontrolling interests	388,876	398,433
Equity:
Preferred stock	718,750	1,006,250
Common stock	369,525	363,071
Capital in excess of par value	17,439,977	16,999,691
Treasury stock	(62,335)	(54,741)
Cumulative net income	5,330,702	4,803,575
Cumulative dividends	(8,805,336)	(8,144,981)
Accumulated other comprehensive income (loss)	(163,624)	(169,531)
Other equity	1,173	3,059
Total Welltower Inc. stockholders’ equity	14,828,832	14,806,393
Noncontrolling interests	484,691	475,079
Total equity	15,313,523	15,281,472
Total liabilities and equity	$27,975,786	$28,865,184

NOTE: The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Revenues:
	Rental income	$355,599	$422,628	$722,741	$838,290
	Resident fees and services	677,040	615,220	1,347,377	1,217,369
	Interest income	20,901	24,007	41,649	49,195
	Other income	5,062	14,802	9,133	18,851
	Total revenues	1,058,602	1,076,657	2,120,900	2,123,705
Expenses:
	Interest expense	116,231	132,326	234,827	265,285
	Property operating expenses	501,855	458,832	1,012,024	908,468
	Depreciation and amortization	224,847	226,569	453,124	455,265
	General and administrative	32,632	39,914	63,733	85,606
	Transaction costs	-	5,157	-	13,365
	Loss (gain) on derivatives, net	736	-	1,960	-
	Loss (gain) on extinguishment of debt, net	5,515	33	36,870	9
	Impairment of assets	13,631	-	24,662	14,314
	Other expenses	6,339	3,161	18,014	3,161
	Total expenses	901,786	865,992	1,845,214	1,745,473

Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	156,816	210,665	275,686	378,232
Income tax (expense) benefit		8,448	513	6,203	2,239
Income (loss) from unconsolidated entities		(3,978)	(1,959)	(27,084)	(5,778)
Income (loss) from continuing operations		161,286	209,219	254,805	374,693

Gain (loss) on real estate dispositions, net		42,155	1,530	286,247	1,530
Net income		203,441	210,749	541,052	376,223
Less:	Preferred stock dividends	11,680	16,352	26,059	32,703
Less:	Preferred stock redemption charge	-	-	9,769	-
Less:	Net income (loss) attributable to noncontrolling interests(1)	3,332	(1,077)	4,156	(924)
Net income (loss) attributable to common stockholders		$188,429	$195,474	$501,068	$344,444

Average number of common shares outstanding:
	Basic	366,524	356,646	364,551	355,879
	Diluted	368,149	358,891	366,423	357,489

Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.51	$0.55	$1.37	$0.97
	Net income (loss) attributable to common stockholders*	$0.51	$0.55	$1.37	$0.97

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.51	$0.54	$1.37	$0.96
	Net income (loss) attributable to common stockholders*	$0.51	$0.54	$1.37	$0.96

Dividends declared and paid per common share		$0.87	$0.86	$1.74	$1.72

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$203,441	$210,749	$541,052	$376,223

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	(5,908)	(3,611)	(16,477)	(11,160)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges	-	487	-	970
Unrecognized actuarial gain (loss)	-	-	-	2
Foreign currency translation gain (loss)	27,713	(50,384)	33,426	(49,012)
Total other comprehensive income (loss)	21,805	(53,508)	16,949	(59,200)

Total comprehensive income (loss)	225,246	157,241	558,001	317,023
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	11,562	(4,000)	15,198	11,271
Total comprehensive income (loss) attributable to common stockholders	$213,684	$161,241	$542,803	$305,752

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended June 30, 2017
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$363,071	$16,999,691	$(54,741)	$4,803,575	$(8,144,981)	$(169,531)	$3,059	$475,079	$15,281,472
Comprehensive income:
Net income (loss)					536,896				5,302	542,198
Other comprehensive income							5,907		11,042	16,949
Total comprehensive income										559,147
Net change in noncontrolling interests			(4,247)						(6,732)	(10,979)
Amounts related to stock incentive plans, net of forfeitures		337	11,803	(7,583)				(1,896)		2,661
Proceeds from issuance of common stock		6,026	417,506							423,532
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Redemption of equity membership units		91	5,464	(11)						5,544
Option compensation expense								10		10
Dividends paid:
Common stock dividends						(634,296)				(634,296)
Preferred stock dividends						(26,059)				(26,059)
Balances at end of period	$718,750	$369,525	$17,439,977	$(62,335)	$5,330,702	$(8,805,336)	$(163,624)	$1,173	$484,691	$15,313,523

	Six Months Ended June 30, 2016
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$354,811	$16,478,300	$(44,372)	$3,725,772	$(6,846,056)	$(88,243)	$4,098	$585,325	$15,175,885
Comprehensive income:
Net income (loss)					377,147				3,089	380,236
Other comprehensive income							(71,395)		12,195	(59,200)
Total comprehensive income										321,036
Net change in noncontrolling interests			(41,658)						(125,415)	(167,073)
Amounts related to stock incentive plans, net of forfeitures		688	32,284	(6,916)				(329)		25,727
Proceeds from issuance of common stock		2,451	156,260							158,711
Option compensation expense								148		148
Dividends paid:
Common stock dividends						(613,163)				(613,163)
Preferred stock dividends						(32,703)				(32,703)
Balances at end of period	$1,006,250	357,950	16,625,186	(51,288)	4,102,919	(7,491,922)	(159,638)	3,917	475,194	$14,868,568

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income	$541,052	$376,223
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	453,124	455,265
Other amortization expenses	7,789	3,141
Impairment of assets	24,662	14,314
Stock-based compensation expense	9,669	15,217
Loss (gain) on derivatives, net	1,960	-
Loss (gain) on extinguishment of debt, net	36,870	9
Loss (income) from unconsolidated entities	27,084	5,778
Rental income in excess of cash received	(41,325)	(54,055)
Amortization related to above (below) market leases, net	48	332
Loss (gain) on sales of properties, net	(286,247)	(1,530)
Distributions by unconsolidated entities	3,225	351
Increase (decrease) in accrued expenses and other liabilities	70,005	43,621
Decrease (increase) in receivables and other assets	(3,807)	(3,009)
Net cash provided from (used in) operating activities	844,109	855,657

Investing activities:
Cash disbursed for acquisitions	(237,119)	(287,455)
Cash disbursed for capital improvements to existing properties	(93,147)	(87,529)
Cash disbursed for construction in progress	(149,046)	(249,867)
Capitalized interest	(7,488)	(7,343)
Investment in real estate loans receivable	(50,717)	(51,059)
Other investments, net of payments	52,457	(16,664)
Principal collected on real estate loans receivable	36,500	168,343
Contributions to unconsolidated entities	(65,631)	(39,644)
Distributions by unconsolidated entities	47,384	19,301
Proceeds from (payments on) derivatives	19,665	56,842
Decrease in restricted cash	142,485	3,342
Proceeds from sales of real property	1,203,782	130,298
Net cash provided from (used in) investing activities	899,125	(361,435)

Financing activities:
Net increase (decrease) under unsecured credit facilities	(260,000)	(90,000)
Proceeds from issuance of senior unsecured notes	-	693,560
Payments to extinguish senior unsecured notes	-	(400,000)
Net proceeds from the issuance of secured debt	161,799	161,992
Payments on secured debt	(1,020,129)	(281,051)
Net proceeds from the issuance of common stock	424,451	159,032
Redemption of preferred stock	(287,500)	-
Payments for deferred financing costs and prepayment penalties	(52,838)	(17,439)
Contributions by noncontrolling interests(1)	9,663	138,458
Distributions to noncontrolling interests(1)	(38,143)	(91,133)
Cash distributions to stockholders	(660,355)	(645,866)
Other financing activities	(8,925)	(7,646)
Net cash provided from (used in) financing activities	(1,731,977)	(380,093)
Effect of foreign currency translation on cash and cash equivalents	11,649	(8,452)
Increase (decrease) in cash and cash equivalents	22,906	105,677
Cash and cash equivalents at beginning of period	419,378	360,908
Cash and cash equivalents at end of period	$442,284	$466,585

Supplemental cash flow information:
Interest paid	$210,184	$236,861
Income taxes paid	4,360	3,889

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

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily an indication of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

     In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

permitted.  We adopted ASU 2016-09 on January 1, 2017.  The standard allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur.  We have elected to account for forfeitures as they occur. This election had an immaterial impact on our consolidated financial statements.  The standard also requires an employer to classify as a financing activity in the statement of cash flow the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation.  This standard is required to be applied on a retrospective basis and resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $6,916,000 for the six months ended June 30, 2016.  Upon adoption, no other provisions of ASU 2016-09 had an effect on our unaudited consolidated financial statements or related footnote disclosures.

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

     In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business”.  This standard changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  ASU 2017-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  A reporting entity must apply ASU 2017-01 using a prospective approach.  We adopted ASU 2017-01 on January 1, 2017 and as a result, have classified our real estate acquisitions completed during the six months ended June 30, 2017 as asset acquisitions rather than business combinations due to the fact that substantially all of the fair value of the gross assets acquired were concentrated in a single asset or group of similar identifiable assets. We have recorded identifiable assets acquired, liabilities assumed and any noncontrolling interests associated with any asset acquisitions at cost on a relative fair value basis and have capitalized transaction costs incurred.

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Triple-net Activity
		Six Months Ended
	(In thousands)	June 30, 2017	June 30, 2016
	Land and land improvements	$30,440	$18,901
	Buildings and improvements	188,569	160,209
	Acquired lease intangibles	-	2,876
	Total assets acquired	219,009	181,986
	Accrued expenses and other liabilities	(20,855)	(1,459)
	Total liabilities assumed	(20,855)	(1,459)
	Noncontrolling interests	(7,284)	-
	Non-cash acquisition related activity(1)	(54,989)	(37,703)
	Cash disbursed for acquisitions	135,881	142,824
	Construction in progress additions	76,245	85,687
Less:	Capitalized interest	(3,215)	(3,771)
	Foreign currency translation	(3,044)	(2,712)
	Cash disbursed for construction in progress	69,986	79,204
	Capital improvements to existing properties	15,269	14,877
	Total cash invested in real property, net of cash acquired	$221,136	$236,905

(1) For the six months ended June 30, 2017, $54,989,000 is related to the acquisition of assets previously financed as real estate loans receivable. For the six months ended June 30, 2016, $31,014,000 is related to the acquisition of assets previously financed as real estate loans receivable and $6,630,000 is related to the acquisition of assets previously financed as an investment in an unconsolidated entity.

     Seniors Housing Operating Activity

		Six Months Ended
	(In thousands)	June 30, 2017	June 30, 2016
	Land and land improvements	$10,590	$5,617
	Building and improvements	69,056	128,200
	Acquired lease intangibles	3,596	6,334
	Receivables and other assets	296	894
	Total assets acquired(1)	83,538	141,045
	Accrued expenses and other liabilities	(8,606)	(4,853)
	Total liabilities assumed	(8,606)	(4,853)
	Noncontrolling interests	(647)	(549)
	Non-cash acquisition related activity(2)	(31,546)	(7,659)
	Cash disbursed for acquisitions	42,739	127,984
	Construction in progress additions	42,787	134,019
Less:	Capitalized interest	(3,804)	(2,011)
	Foreign currency translation	3,060	(5,344)
	Cash disbursed for construction in progress	42,043	126,664
	Capital improvements to existing properties	60,129	47,553
	Total cash invested in real property, net of cash acquired	$144,911	$302,201

(1) Excludes $400,000 and $134,000 of cash acquired during the six months ended June 30, 2017 and 2016, respectively.

(2) Includes $6,349,000 related to the acquisition of assets previously financed as real estate loans receivable during the six months ended June 30, 2017.  Includes $25,197,000 and $7,659,000 for the six months ended June 30, 2017 and 2016 related to the acquisition of assets previously financed as an investments in an unconsolidated entity.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity
		Six Months Ended
	(In thousands)	June 30, 2017	June 30, 2016
	Land and land improvements	$25,060	$-
	Buildings and improvements	62,038	32,650
	Acquired lease intangibles	8,397	-
	Receivables and other assets	118	-
	Total assets acquired	95,613	32,650
	Secured debt	(25,824)	-
	Accrued expenses and other liabilities	(2,210)	(990)
	Total liabilities assumed	(28,034)	(990)
	Noncontrolling interests	(9,080)	-
	Non-cash acquisition activity(1)	-	(15,013)
	Cash disbursed for acquisitions	58,499	16,647
	Construction in progress additions	31,830	50,896
Less:	Capitalized interest	(1,343)	(1,561)
	Accruals(2)	6,530	(5,336)
	Cash disbursed for construction in progress	37,017	43,999
	Capital improvements to existing properties	17,409	25,099
	Total cash invested in real property	$112,925	$85,745

(1) Represents the acquisition of assets previously financed as real estate loans receivable. Please refer to Note 6 for additional information.
(2) Represents the change in non-cash consideration accruals for amounts to be paid in periods other than the period in which the construction projects converted to operations.

      Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Development projects:
Triple-net	$266,650	$-
Seniors housing operating	3,634	-
Outpatient medical	63,036	35,363
Total development projects	333,320	35,363
Expansion projects	2,798	2,879
Total construction in progress conversions	$336,118	$38,242

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017	December 31, 2016
Assets:
In place lease intangibles	$1,278,755	$1,252,143
Above market tenant leases	64,408	61,700
Below market ground leases	62,224	61,628
Lease commissions	30,654	27,413
Gross historical cost	1,436,041	1,402,884
Accumulated amortization	(1,053,353)	(966,714)
Net book value	$382,688	$436,170

Weighted-average amortization period in years	15.1	13.7

Liabilities:
Below market tenant leases	$90,683	$89,468
Above market ground leases	8,540	8,107
Gross historical cost	99,223	97,575
Accumulated amortization	(55,749)	(52,134)
Net book value	$43,474	$45,441

Weighted-average amortization period in years	15.4	15.2

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Rental income related to above/below market tenant leases, net	$267	$210	$571	$290
Property operating expenses related to above/below market ground leases, net	(307)	(311)	(619)	(622)
Depreciation and amortization related to in place lease intangibles and lease commissions	(35,439)	(31,109)	(74,741)	(65,473)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2017	$71,356	$3,337
2018	83,762	6,190
2019	35,095	5,731
2020	24,793	5,234
2021	20,695	4,746
Thereafter	146,987	18,236
Total	$382,688	$43,474

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g., property type, operator or geography). During the six months ended June 30, 2017 and 2016, we recorded impairment charges on certain held-for-sale seniors housing operating, triple-net, and outpatient medical properties for which the carrying values exceeded the fair values less estimated costs to sell. The following is a summary of our real property disposition activity for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2017	June 30, 2016
Real estate dispositions:
Triple-net	$882,436	$128,768
Seniors housing operating	13,845	-
Total dispositions	896,281	128,768
Gain (loss) on real estate dispositions, net	286,247	1,530
Net other assets/liabilities disposed	21,254	-
Proceeds from real estate dispositions	$1,203,782	$130,298

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$4,094	$19,990	$21,494	$38,552
Expenses:
Interest expense	284	2,506	1,714	5,032
Property operating expenses	2,020	1,338	5,098	2,700
Provision for depreciation	475	3,071	1,121	7,022
Total expenses	2,779	6,915	7,933	14,754
Income (loss) from real estate dispositions, net	$1,315	$13,075	$13,561	$23,798

6. Real Estate Loans Receivable

     Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of our accounting policies for real estate loans receivable and related interest income.

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2017			June 30, 2016
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$10,037	$-	$10,037	$8,223	$-	$8,223
Draws on existing loans	40,680	-	40,680	42,803	33	42,836
Net cash advances on real estate loans	50,717	-	50,717	51,026	33	51,059
Receipts on real estate loans receivable:
Loan payoffs	97,039	60,500	157,539	182,613	27,303	209,916
Principal payments on loans	798	-	798	4,454	-	4,454
Sub-total	97,837	60,500	158,337	187,067	27,303	214,370
Less: Non-cash activity(1)(2)	(61,337)	(60,500)	(121,837)	(31,014)	(15,013)	(46,027)
Net cash receipts on real estate loans	36,500	-	36,500	156,053	12,290	168,343
Net cash advances (receipts) on real estate loans	14,217	-	14,217	(105,027)	(12,257)	(117,284)
Change in balance due to foreign currency translation	5,471	-	5,471	(8,504)	-	(8,504)
Net change in real estate loans receivable	$(41,649)	$(60,500)	$(102,149)	$(144,545)	$(27,270)	$(171,815)

(1) Triple-net and prior year outpatient medical represents acquisitions of assets previously financed as real estate loans. Please see Note 3 for additional information.
(2) Current year outpatient medical represents a deed in lieu of foreclosure on a previously financed first mortgage property.

In 2016, we restructured two existing real estate loans in the triple-net segment with Genesis Healthcare.  The two existing loans, with a combined principal balance of $317,000,000, were scheduled to mature in 2017 and 2018.  These loans were restructured into four separate loans effective October 1, 2016.  Each loan has a five-year term, a 10% interest rate and 25 basis point annual escalator.  In 2016, we recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  We expect to collect all principal amounts due under the loans and, due to the passage of time, at June 30, 2017, the allowance for loan losses related to these loans is $5,811,000.  At June 30, 2017, we had no real estate loans with outstanding balances on non-accrual status and recorded no provision for loan losses during the three months ended June 30, 2017.

	Six Months Ended
	June 30, 2017	June 30, 2016
Balance of impaired loans at end of period	$289,473	$-
Allowance for loan losses	5,811	-
Balance of impaired loans not reserved	$283,662	$-
Average impaired loans for the period	$327,324	$-
Interest recognized on impaired loans	16,464	-

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

	Percentage Ownership(1)	June 30, 2017	December 31, 2016
Triple-net	10% to 49%	$23,978	$27,005
Seniors housing operating	10% to 50%	358,889	407,172
Outpatient medical	43%	42,622	22,961
Total		$425,489	$457,138

(1) Excludes ownership of in-substance real estate.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     During the three months ended June 30, 2017, we increased our ownership in the Sunrise Senior Living, Inc. management company from 24% to 34%. At June 30, 2017, the aggregate unamortized basis difference of our joint venture investments of $84,451,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity.  This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use consolidated net operating income (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2017, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Genesis Healthcare	86	$98,225	9%
Sunrise Senior Living(3)	153	155,331	14%
Brookdale Senior Living	137	75,862	7%
Revera(3)	98	75,937	7%
Benchmark Senior Living	48	48,095	4%
Remaining portfolio	752	655,426	59%
Totals	1,274	$1,108,876	100%

(1) Genesis Healthcare is in our triple-net segment.  Sunrise Senior Living and Revera are in our seniors housing operating segment.  Benchmark Senior Living and Brookdale Senior Living are in both our triple-net and seniors housing operating segments.

(2) NOI with our top five relationships comprised 45% of total NOI for the year ending December 31, 2016.
(3) Revera owns a controlling interest in Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

      At June 30, 2017, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2017).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (2.12% at June 30, 2017). The applicable margin is based on our debt ratings and was 0.90% at June 30, 2017.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on our debt ratings and was 0.15% at June 30, 2017.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance outstanding at quarter end(1)	$385,000	$745,000	$385,000	$745,000
Maximum amount outstanding at any month end	$640,000	$745,000	$1,010,000	$945,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$561,626	$623,077	$678,343	$647,060
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.94%	1.26%	1.87%	1.28%

(1) As of June 30, 2017, letters of credit in the aggregate amount of $32,456,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At June 30, 2017, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2017	$-	$173,105	$173,105
2018	450,000	405,834	855,834
2019	605,000	480,977	1,085,977
2020(4)	681,089	156,585	837,674
2021(5,6)	1,142,574	214,352	1,356,926
Thereafter(7,8,9,10)	5,464,476	1,243,836	6,708,312
Totals	$8,343,139	$2,674,689	$11,017,828

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.8% to 6.5%.
(3) Annual interest rates range from 1.42% to 7.98%. Carrying value of the properties securing the debt totaled $5,624,262,000 at June 30, 2017.

(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $231,089,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2017).

(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $192,574,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2017).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (1.79% at June 30, 2017).

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (2.08% at June 30, 2017).

(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $714,725,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2017) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $649,750,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2017) of 4.5% senior unsecured notes due 2034.

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

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2017		June 30, 2016
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,260,038	4.245%	$8,645,758	4.237%
Debt issued	-	0.000%	705,000	4.228%
Debt extinguished	-	0.000%	(400,000)	3.625%
Foreign currency	83,101	4.320%	(133,234)	4.417%
Ending balance	$8,343,139	4.276%	$8,817,524	4.263%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2017		June 30, 2016
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,465,066	4.094%	$3,478,207	4.440%
Debt issued	161,799	2.331%	161,992	3.051%
Debt assumed	23,094	6.670%	-	0.000%
Debt extinguished	(987,923)	5.370%	(243,314)	4.874%
Principal payments	(32,206)	4.378%	(37,737)	4.579%
Foreign currency	44,859	3.116%	62,118	3.652%
Ending balance	$2,674,689	3.669%	$3,421,266	4.328%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2017, we were in compliance with all of the covenants under our debt agreements.

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

      Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $2,671,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the six months ended June 30, 2017 and 2016, we settled certain net investment hedges generating cash proceeds of $19,665,000 and $56,842,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$875,000	$900,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$-	$57,000
Denominated in Canadian Dollars	$54,000	$54,000
Denominated in Pounds Sterling	£54,000	£48,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$37,000	$37,000

      The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location	2017	2016	2017	2016
Gain (loss) on interest rate swaps reclassified from AOCI into income (effective portion)	Interest expense	$-	$(477)	$-	$(960)

Gain (loss) on forward exchange contracts recognized in income	Interest expense	1,732	2,697	4,189	1,369

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	(97,539)	178,575	(141,880)	175,836

12. Commitments and Contingencies

     At June 30, 2017, we had 14 outstanding letter of credit obligations totaling $170,131,000 and expiring between 2017 and 2024.  At June 30, 2017, we had outstanding construction in progress of $321,655,000 and were committed to providing additional funds of approximately $354,853,000 to complete construction.  At June 30, 2017, we had contingent purchase obligations totaling $13,170,000.  These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At June 30, 2017, we had operating lease obligations of $1,078,526,000 relating to certain ground leases and company office space and capital lease obligations of $91,471,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At June 30, 2017, aggregate future minimum rentals to be received under these noncancelable subleases totaled $72,906,000.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2017	December 31, 2016
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	14,375,000	25,875,000
Outstanding shares	14,375,000	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	369,966,425	363,576,924
Outstanding shares	368,878,042	362,602,173

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Six Months Ended
	June 30, 2017		June 30, 2016
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	25,875,000	6.500%	25,875,000	6.500%
Shares redeemed	(11,500,000)	6.500%	-	0.000%
Ending balance	14,375,000	6.500%	25,875,000	6.500%

     During the six months ended June 30, 2017, we recognized a charge of $9,769,000 in connection with the redemption of the Series J preferred stock.

     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2016 Dividend reinvestment plan issuances	1,971,758	$64.65	$127,470	$127,470
2016 Option exercises	37,409	48.73	1,823	1,823
2016 Equity shelf program issuances	443,096	67.12	30,192	29,739
2016 Stock incentive plans, net of forfeitures	460,047		-	-
2016 Totals	2,912,310		$159,485	$159,032

2017 Dividend reinvestment plan issuances	2,836,216	$70.55	$200,097	$199,757
2017 Option exercises	202,190	50.88	10,288	10,288
2017 Equity shelf program issuances	2,986,574	72.30	215,917	214,406
2017 Redemption of equity membership units	91,180		-	-
2017 Stock incentive plans, net of forfeitures	159,709		-	-
2017 Totals	6,275,869		$426,302	$424,451

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2017		June 30, 2016
	Per Share	Amount	Per Share	Amount
Common Stock	$1.7400	$634,296	$1.7200	$613,163
Series I Preferred Stock	1.6250	23,360	1.6250	23,359
Series J Preferred Stock	0.2347	2,699	0.8126	9,344
Totals		$660,355		$645,866

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)
Other comprehensive income before reclassification adjustments	22,384	(16,477)	-	-	5,907
Net current-period other comprehensive income	22,384	(16,477)	-	-	5,907
Balance at June 30, 2017	$(151,112)	$(11,357)	$(1,153)	$(2)	$(163,624)

Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)
Other comprehensive income before reclassification adjustments	(61,207)	(11,160)	2	10	(72,355)
Reclassification amount to net income	-	-	-	960 (1)	960
Net current-period other comprehensive income	(61,207)	(11,160)	2	970	(71,395)
Balance at June 30, 2016	$(146,691)	$(11,160)	$(1,341)	$(446)	$(159,638)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $4,763,000 and $9,669,000 for the three and six months ended June 30, 2017, respectively, and $7,031,000 and $15,217,000 for the same periods in 2016.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$188,429	$195,474	$501,068	$344,444

Denominator for basic earnings per
share - weighted average shares	366,524	356,646	364,551	355,879
Effect of dilutive securities:
Employee stock options	50	129	60	115
Non-vested restricted shares	479	465	438	359
Redeemable shares	1,096	1,651	1,374	1,136
Dilutive potential common shares	1,625	2,245	1,872	1,610
Denominator for diluted earnings per
share - adjusted weighted average shares	368,149	358,891	366,423	357,489

Basic earnings per share	$0.51	$0.55	$1.37	$0.97
Diluted earnings per share	$0.51	$0.54	$1.37	$0.96

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

     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$369,141	$405,671	$485,735	$521,773
Other real estate loans receivable	151,338	156,266	136,893	138,050
Available-for-sale equity investments	11,422	11,422	27,899	27,899
Cash and cash equivalents	442,284	442,284	419,378	419,378
Foreign currency forward contracts	54,326	54,326	135,561	135,561

Financial liabilities:
Borrowings under unsecured credit facilities	$385,000	$385,000	$645,000	$645,000
Senior unsecured notes	8,250,940	9,088,276	8,161,619	8,879,176
Secured debt	2,670,914	2,718,333	3,477,699	3,558,378
Foreign currency forward contracts	10,426	10,426	4,342	4,342

Redeemable OP unitholder interests	$111,149	$111,149	$110,502	$110,502

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2017
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$11,422	$11,422	$-	$-
Foreign currency forward contracts, net(2)	43,900	-	43,900	-
Redeemable OP unitholder interests	111,149	-	111,149	-
Totals	$166,471	$11,422	$155,049	$-

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

     Our triple-net properties include long-term/post-acute care facilities, assisted living facilities, independent living/continuing care retirement communities, care homes (United Kingdom), independent support living facilities (Canada), care homes with nursing (United Kingdom) and combinations thereof. Under the triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include the seniors housing communities referenced above that are owned and/or operated through RIDEA structures (see Note 18). Our outpatient medical properties are typically leased to multiple tenants and generally require a certain level of property management.

     We evaluate performance based upon consolidated net operating income (“NOI”) of each segment. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2017:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$217,889	$-	$137,710	$-	$355,599
Resident fees and services	-	677,040	-	-	677,040
Interest income	20,901	-	-	-	20,901
Other income	2,557	1,049	1,217	239	5,062
Total revenues	241,347	678,089	138,927	239	1,058,602

Property operating expenses	-	459,111	42,744	-	501,855
Consolidated net operating income	241,347	218,978	96,183	239	556,747

Interest expense	2,515	15,403	2,122	96,191	116,231
Loss (gain) on derivatives, net	736	-	-	-	736
Depreciation and amortization	60,171	117,198	47,478	-	224,847
General and administrative	-	-	-	32,632	32,632
Transaction costs
Loss (gain) on extinguishment of debt, net	-	2,524	2,991	-	5,515
Impairment of assets	4,846	8,785	-	-	13,631
Other expenses	2,181	1,165	1,310	1,683	6,339
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	170,898	73,903	42,282	(130,267)	156,816
Income tax (expense) benefit	(1,471)	10,247	(351)	23	8,448
Income (loss) from unconsolidated entities	3,867	(8,449)	604	-	(3,978)
Income (loss) from continuing operations	173,294	75,701	42,535	(130,244)	161,286
Gain (loss) on real estate dispositions, net	42,155	-	-	-	42,155
Net income (loss)	$215,449	$75,701	$42,535	$(130,244)	$203,441

Total assets	$9,990,063	$12,753,128	$5,008,067	$224,528	$27,975,786

Three Months Ended June 30, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$287,134	$-	$135,494	$-	$422,628
Resident fees and services	-	615,220	-	-	615,220
Interest income	21,971	1,042	994	-	24,007
Other income	1,206	8,989	4,153	454	14,802
Total revenues	310,311	625,251	140,641	454	1,076,657

Property operating expenses	-	417,996	40,836	-	458,832
Consolidated net operating income	310,311	207,255	99,805	454	617,825

Interest expense	5,754	20,274	5,402	100,896	132,326
Depreciation and amortization	75,809	102,312	48,448	-	226,569
General and administrative	-	-	-	39,914	39,914
Transaction costs	1,291	3,247	619	-	5,157
Loss (gain) on extinguishment of debt, net	121	(88)	-	-	33
Other expenses	-	-	-	3,161	3,161
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	227,336	81,510	45,336	(143,517)	210,665
Income tax (expense) benefit	(213)	2,023	(248)	(1,049)	513
Income (loss) from unconsolidated entities	3,018	(4,887)	(90)	-	(1,959)
Income (loss) from continuing operations	230,141	78,646	44,998	(144,566)	209,219
Gain (loss) on real estate dispositions, net	1,530	-	-	-	1,530
Net income (loss)	$231,671	$78,646	$44,998	$(144,566)	$210,749

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2017:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$445,180	$-	$277,561	$-	$722,741
Resident fees and services	-	1,347,377	-	-	1,347,377
Interest income	41,580	69	-	-	41,649
Other income	4,321	2,510	1,830	472	9,133
Total revenues	491,081	1,349,956	279,391	472	2,120,900

Property operating expenses	-	921,536	90,488	-	1,012,024
Consolidated net operating income	491,081	428,420	188,903	472	1,108,876

Interest expense	8,025	31,219	4,413	191,170	234,827
Loss (gain) on derivatives, net	1,960	-	-	-	1,960
Depreciation and amortization	119,781	236,935	96,408	-	453,124
General and administrative	-	-	-	63,733	63,733
Loss (gain) on extinguishment of debt, net	29,083	3,414	4,373	-	36,870
Impairment of assets	4,846	14,191	5,625	-	24,662
Other expenses	7,190	2,943	1,671	6,210	18,014
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	320,196	139,718	76,413	(260,641)	275,686
Income tax (expense) benefit	(2,271)	9,160	(686)	-	6,203
Income (loss) from unconsolidated entities	9,505	(37,640)	1,051	-	(27,084)
Income (loss) from continuing operations	327,430	111,238	76,778	(260,641)	254,805
Gain (loss) on real estate dispositions, net	273,236	13,011	-	-	286,247
Net income (loss)	$600,666	$124,249	$76,778	$(260,641)	$541,052

Six Months Ended June 30, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$570,958	$-	$267,332	$-	$838,290
Resident fees and services	-	1,217,369	-	-	1,217,369
Interest income	44,824	2,073	2,298	-	49,195
Other income	2,695	11,178	4,466	512	18,851
Total revenues	618,477	1,230,620	274,096	512	2,123,705

Property operating expenses	-	826,890	81,578	-	908,468
Consolidated net operating income	618,477	403,730	192,518	512	1,215,237

Interest expense	12,117	40,797	11,146	201,225	265,285
Depreciation and amortization	155,609	204,144	95,512	-	455,265
General and administrative	-	-	-	85,606	85,606
Transaction costs	4,143	7,180	2,042	-	13,365
Loss (gain) on extinguishment of debt, net	97	(88)	-	-	9
Impairment of assets	14,314	-	-	-	14,314
Other expenses	-	-	-	3,161	3,161
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	432,197	151,697	83,818	(289,480)	378,232
Income tax expense	(528)	4,789	(476)	(1,546)	2,239
(Loss) income from unconsolidated entities	6,100	(11,822)	(56)	-	(5,778)
Income (loss) from continuing operations	437,769	144,664	83,286	(291,026)	374,693
Gain (loss) on real estate dispositions, net	1,530	-	-	-	1,530
Net income (loss)	$439,299	$144,664	$83,286	$(291,026)	$376,223

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$851,943	80.5%	$862,115	80.1%	$1,710,611	80.7%	$1,704,470	80.3%
United Kingdom	99,747	9.4%	102,593	9.5%	193,590	9.1%	203,148	9.5%
Canada	106,912	10.1%	111,949	10.4%	216,699	10.2%	216,087	10.2%
Total	$1,058,602	100.0%	$1,076,657	100.0%	$2,120,900	100.0%	$2,123,705	100.0%

	As of
	June 30, 2017		December 31, 2016
Assets:	Amount	%	Amount	%
United States	$22,323,973	79.8%	$23,572,459	81.7%
United Kingdom	3,064,196	11.0%	2,782,489	9.6%
Canada	2,587,617	9.2%	2,510,236	8.7%
Total	$27,975,786	100.0%	$28,865,184	100.0%

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

     Income taxes reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The provision for income taxes for the three and six months ended June 30, 2017 and 2016, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2013 and subsequent years and by state taxing authorities for the year ended December 31, 2012 and subsequent

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

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

	June 30, 2017	December 31, 2016
Assets
Net real property owned	$1,019,154	$989,596
Cash and cash equivalents	10,180	10,501
Receivables and other assets	16,284	12,102
Total assets(1)	$1,045,618	$1,012,199

Liabilities and equity
Secured debt	$473,781	$450,255
Accrued expenses and other liabilities	15,396	13,803
Redeemable noncontrolling interests	180,690	185,556
Total equity	375,751	362,585
Total liabilities and equity	$1,045,618	$1,012,199

(1) Note that assets of the consolidated variable interest entities can only be used to settle obligations relating to such variable interest entities.  Liabilities of the consolidated variable interest entities represent claims against the specific assets of the variable interest entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Key Transactions in 2017 Key Performance Indicators, Trends and Uncertainties Corporate Governance	29 29 30 31 33

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	33 34 35 35

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	36 36 38 40 43

OTHER

Cautionary Statement Regarding Forward-Looking Statements	51

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

     The following table summarizes our consolidated portfolio for the three months ended June 30, 2017 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$241,347	43.4%	583
Seniors housing operating	218,978	39.3%	425
Outpatient medical	96,183	17.3%	266
Totals	$556,508	100.0%	1,274

(1) Represents consolidated net operating income and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See Non-GAAP Financial Measures for additional information and reconciliation.

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

     For the six months ended June 30, 2017, rental income and resident fees and services represented 34% and 64%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At June 30, 2017, we had $442,284,000 of cash and cash equivalents, $45,357,000 of restricted cash and $2,582,544,000 of available borrowing capacity under our primary unsecured credit facility.

Key Transactions in 2017

     Capital.   During the six months ended June 30, 2017, we extinguished $987,923,000 of secured debt at a blended average interest rate of 5.4%.  In addition, we redeemed all 11,500,000 shares of our 6.5% Series J Cumulative Redeemable Preferred Stock.  During the six months ended June 30, 2017, we raised $416,014,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the six months ended June 30, 2017 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	6	$109,375	6.4%	$219,009
Seniors housing operating	1	34,200	6.1%	83,538
Outpatient medical	4	71,395	6.7%	95,613
Totals	11	$214,970	6.4%	$398,160

(1) Represents stated pro rata purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected income to be received in cash divided by investment amounts.
(3) Represents amounts recorded on our books including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

     Dispositions.  The following summarizes property dispositions made during the six months ended June 30, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	54	$1,144,951	6.8%	$882,436
Seniors housing operating	1	27,519	4.8%	13,845
Totals	55	$1,172,470	6.8%	$896,281

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.48 per common share ($0.87 per share quarterly), as compared to $3.44 per common share for 2016, beginning in February 2017.  The dividend declared for the quarter ended June 30, 2017 represents the 185th consecutive quarterly dividend payment.

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

     Operating Performance. We believe that net income and net income attributable to common stockholders (“NICS”) per the Statement of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”), consolidated net operating income (“NOI”) and same store NOI (“SSNOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations. These earnings measures (and FFO per share amounts) are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2016	2016	2016	2017	2017
Net income (loss) attributable to common stockholders	$148,969	$195,474	$334,910	$333,042	$312,639	$188,429
Funds from operations attributable to common stockholders	391,264	416,974	401,870	372,829	306,231	384,390
Consolidated net operating income	597,414	617,825	605,453	583,486	552,129	556,747
Same store net operating income	468,592	482,887	470,668	468,537	467,024	478,806

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.42	$0.54	$0.93	$0.91	$0.86	$0.51
Funds from operations attributable to common stockholders	1.10	1.16	1.11	1.02	0.84	1.04

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2016	2016	2016	2017	2017

Net debt to book capitalization ratio	45%	45%	45%	43%	42%	41%
Net debt to undepreciated book
capitalization ratio	40%	39%	39%	37%	36%	35%
Net debt to market capitalization ratio	32%	30%	31%	31%	29%	27%

Interest coverage ratio	3.85x	4.21x	5.24x	5.26x	5.67x	4.60x
Fixed charge coverage ratio	3.06x	3.34x	4.17x	4.15x	4.53x	3.72x

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2016	2016	2016	2017	2017
Property mix:(1)
Triple-net	52%	50%	51%	48%	45%	43%
Seniors housing operating	32%	34%	33%	36%	38%	39%
Outpatient medical	16%	16%	16%	16%	17%	17%

Relationship mix:(1)
Sunrise Senior Living(2)	13%	14%	12%	13%	14%	14%
Genesis Healthcare	17%	16%	16%	13%	9%	9%
Revera(2)	6%	6%	6%	7%	7%	7%
Brookdale Senior Living	7%	7%	7%	7%	7%	7%
Benchmark Senior Living	4%	4%	4%	4%	4%	5%
Remaining relationships	53%	53%	55%	56%	59%	58%

Geographic mix:(1)
California	10%	10%	10%	12%	13%	14%
United Kingdom	8%	8%	7%	7%	9%	9%
New Jersey	8%	8%	8%	8%	7%	8%
Canada	7%	7%	7%	8%	8%	8%
Texas	6%	6%	7%	7%	7%	7%
Remaining geographic areas	61%	61%	61%	58%	56%	54%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Revera owns a controlling interest in Sunrise Senior Living.

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Expiration Year
	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Thereafter

Triple-net:
Properties	-	51	-	14	12	7	4	4	61	32	412
Base rent(1)	$-	$37,120	$-	$17,740	$25,239	$7,295	$4,175	$10,597	$73,600	$64,679	$727,705
% of base rent	0.0%	3.8%	0.0%	1.8%	2.6%	0.8%	0.4%	1.1%	7.6%	6.7%	75.2%
Units/beds	-	3,151	-	1,225	2,289	690	317	692	4,538	3,724	42,250
% of Units/beds	0.0%	5.4%	0.0%	2.1%	3.9%	1.2%	0.5%	1.2%	7.7%	6.3%	71.8%

Outpatient medical:
Square feet	663,254	908,920	1,226,852	1,255,449	1,514,458	2,451,111	1,229,680	1,415,165	704,030	1,072,198	4,295,219
Base rent(1)	$17,180	$24,307	$33,244	$34,045	$40,604	$53,945	$31,140	$40,034	$19,980	$27,537	$98,753
% of base rent	4.1%	5.8%	7.9%	8.1%	9.7%	12.8%	7.4%	9.5%	4.7%	6.5%	23.5%
Leases	177	270	316	295	272	274	187	114	99	120	189
% of Leases	7.7%	11.7%	13.7%	12.8%	11.8%	11.8%	8.1%	4.9%	4.3%	5.2%	8.0%

(1) The most recent monthly base rent including straight-line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended		Change
	June 30, 2017	June 30, 2016	$	%

Cash and cash equivalents at beginning of period	$419,378	$360,908	$58,470	16%
Cash provided from (used in) operating activities	844,109	855,657	(11,548)	-1%
Cash provided from (used in) investing activities	899,125	(361,435)	1,260,560	n/a
Cash provided from (used in) financing activities	(1,731,977)	(380,093)	(1,351,884)	356%
Effect of foreign currency translation	11,649	(8,452)	20,101	n/a
Cash and cash equivalents at end of period	$442,284	$466,585	$(24,301)	-5%

     Operating Activities. The change in net cash provided from operating activities was immaterial.  Please see “Results of Operations” for discussion of net income fluctuations. For the six months ended June 30, 2017 and 2016, cash flow provided from operations exceeded cash distributions to stockholders.

     Investing Activities.  The changes in net cash used in investing activities are primarily attributable to an increase in dispositions, which are summarized above in “Key Transactions in 2017” and Notes 5 and 6 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Six Months Ended		Change
	June 30,	June 30,
	2017	2016	$	%
New development	$149,046	$249,867	$(100,821)	-40%
Recurring capital expenditures, tenant improvements and lease commissions	28,668	28,354	314	1%
Renovations, redevelopments and other capital improvements	64,479	59,175	5,304	9%
Total	$242,193	$337,396	$(95,203)	-28%

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

Off-Balance Sheet Arrangements

     At June 30, 2017, we had investments in unconsolidated entities with our ownership ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At June 30, 2017, we had 14 outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of June 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Unsecured revolving credit facility(1)	$385,000	$-	$-	$385,000	$-
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,050,000	-	1,050,000	900,000	4,100,000
Canadian Dollar senior unsecured notes(3)	231,089	-	-	231,089	-
Pounds Sterling senior unsecured notes(3)	1,364,476	-	-	-	1,364,476
U.S. Dollar term credit facility	505,000	-	5,000	500,000	-
Canadian Dollar term credit facility(3)	192,574	-	-	192,574	-
Secured debt:(2,3)
Consolidated	2,674,689	173,105	886,811	370,937	1,243,836
Unconsolidated	747,748	15,255	161,131	52,295	519,067
Contractual interest obligations:(4)
Unsecured revolving credit facility	36,884	4,098	16,393	16,393	-
Senior unsecured notes and term loans(3)	3,356,536	276,791	694,260	584,876	1,800,609
Consolidated secured debt(3)	530,019	49,036	165,252	116,309	199,422
Unconsolidated secured debt(3)	181,975	14,472	56,754	40,299	70,450
Capital lease obligations(5)	91,471	2,366	9,012	8,346	71,747
Operating lease obligations(5)	1,078,526	8,589	34,487	33,592	1,001,858
Purchase obligations(5)	368,023	229,468	138,555	-	-
Other long-term liabilities(6)	3,441	737	2,704	-	-
Total contractual obligations	$17,797,451	$773,917	$3,220,359	$3,431,710	$10,371,465

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

Capital Structure

     Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2017, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     On May 1, 2015, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of July 14, 2017, 4,915,603 shares of common stock remained available for issuance under the DRIP registration statement. We have entered into separate Equity Distribution Agreements with each of Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,000,000,000 aggregate amount of our common stock (“Equity Shelf Program”). As of July 14, 2017, we had $784,083,000 of remaining capacity

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

under the Equity Shelf Program. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

Results of Operations

Summary

     Our primary sources of revenue include rent and resident fees and services. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, and general and administrative expenses. We evaluate our business and make resource allocations on our three business segments: triple-net, seniors housing operating and outpatient medical. The primary performance measures for our properties are NOI and SSNOI, which are discussed below.  Please see Non-GAAP Financial Measures for additional information and reconciliations. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	Amount	%	2017	2016	Amount	%
Net income (loss) attributable to common stockholders	$188,429	$195,474	$(7,045)	-4%	$501,068	$344,444	$156,624	45%
Funds from operations attributable to common stockholders	384,390	416,974	(32,584)	-8%	690,623	808,241	(117,618)	-15%
EBITDA	536,071	569,131	(33,060)	-6%	1,222,800	1,094,534	128,266	12%
Consolidated net operating income (NOI)	556,747	617,825	(61,078)	-10%	1,108,876	1,215,237	(106,361)	-9%
Same store NOI	478,806	482,887	(4,081)	-1%	945,831	951,478	(5,647)	-1%

Per share data (fully diluted):
Net income (loss) attributable to common stockholders	$0.51	$0.54	$(0.03)	-6%	$1.37	$0.96	$0.41	43%
Funds from operations attributable to common stockholders	$1.04	$1.16	$(0.12)	-10%	$1.88	$2.26	$(0.38)	-17%

Interest coverage ratio	4.60x	4.21x	0.39x	9%	5.14x	4.03x	1.11x	28%
Fixed charge coverage ratio	3.72x	3.34x	0.38x	11%	4.13x	3.20x	0.93x	29%

Triple-net

          The following is a summary of our NOI and SSNOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	$	%	2017	2016	$	%
NOI	$241,347	$310,311	$(68,964)	-22%	$491,081	$618,477	$(127,396)	-21%
Non SSNOI attributable to same store properties	(12,239)	(14,396)	2,157	-15%	(25,489)	(30,575)	5,086	-17%
NOI attributable to non same store properties(1)	(38,814)	(107,725)	68,911	-64%	(86,773)	(213,804)	127,031	-59%
SSNOI(2)	$190,294	$188,190	$2,104	1%	$378,819	$374,098	$4,721	1%

(1) Change is primarily due to the acquisition of 17 properties and the conversion of 23 construction projects into revenue-generating properties subsequent to January 1, 2016 and 214 properties disposed or held for sale.

(2) Relates to 534 same store properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a summary of our results of operations for the triple-net segment (dollars in thousands):
	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$217,889	$287,134	$(69,245)	-24%	$445,180	$570,958	$(125,778)	-22%
Interest income	20,901	21,971	(1,070)	-5%	41,580	44,824	(3,244)	-7%
Other income	2,557	1,206	1,351	112%	4,321	2,695	1,626	60%
Total revenues	241,347	310,311	(68,964)	-22%	491,081	618,477	(127,396)	-21%
NOI(1)	241,347	310,311	(68,964)	-22%	491,081	618,477	(127,396)	-21%
Other expenses:
Interest expense	2,515	5,754	(3,239)	-56%	8,025	12,117	(4,092)	-34%
Loss (gain) on derivatives, net	736	-	736	n/a	1,960	-	1,960	n/a
Depreciation and amortization	60,171	75,809	(15,638)	-21%	119,781	155,609	(35,828)	-23%
Transaction costs(2)	-	1,291	(1,291)	-100%	-	4,143	(4,143)	-100%
Loss (gain) on extinguishment of debt, net	-	121	(121)	-100%	29,083	97	28,986	29,882%
Impairment of assets	4,846	-	4,846	n/a	4,846	14,314	(9,468)	-66%
Other expenses(2)	2,181	-	2,181	n/a	7,190	-	7,190	n/a
Total other expenses	70,449	82,975	(12,526)	-15%	170,885	186,280	(15,395)	-8%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	170,898	227,336	(56,438)	-25%	320,196	432,197	(112,001)	-26%
Income tax (expense) benefit	(1,471)	(213)	(1,258)	591%	(2,271)	(528)	(1,743)	330%
Income (loss) from unconsolidated entities	3,867	3,018	849	28%	9,505	6,100	3,405	56%
Income from continuing operations	173,294	230,141	(56,847)	-25%	327,430	437,769	(110,339)	-25%
Gain (loss) on real estate dispositions, net(3)	42,155	1,530	40,625	2,655%	273,236	1,530	271,706	17,759%
Net income	215,449	231,671	(16,222)	-7%	600,666	439,299	161,367	37%
Less: Net income (loss) attributable to noncontrolling interests	970	774	196	25%	1,573	433	1,140	263%
Net income attributable to common stockholders	$214,479	$230,897	$(16,418)	-7%	$599,093	$438,866	$160,227	37%

(1) See Non-GAAP Financial Measures.
(2) See Note 3 to our unaudited consolidated financial statements.
(3) See Note 5 to our unaudited consolidated financial statements.

     The decrease in rental income is attributable to the disposition of properties exceeding new acquisitions.  Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended June 30, 2017, we had 16 leases with rental rate increasers ranging from 0.12% to 0.58% in our triple-net portfolio. The decrease in interest income is directly related to the volume of loan payoffs during 2016 and 2017.

     Depreciation and amortization decreased as a result of the disposition of triple-net properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

During the six months ended June 30, 2017 and 2016, we recorded impairment charges on certain held-for-sale triple-net properties as the carrying values exceeded the estimated fair value less costs to sell. Changes in the gain on sales of properties are related to the volume of property sales and the sales prices.

    During the six months ended June 30, 2017, we completed eight triple-net construction projects totaling $266,650,000 or $291,102 per bed/unit.  The following is a summary of triple-net construction projects pending as of June 30, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Bracknell, UK	64	$16,404	$15,228	3Q17
Alexandria, VA	116	60,156	31,385	1Q18
Exton, PA	120	34,175	8,503	2Q18
	300	$110,735	$55,116

     Interest expense for the six months ended June 30, 2017 and 2016 represents secured debt interest expense and related fees.  The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is attributable to the large volume of extinguishments in the first quarter of 2017.  The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$339,270	3.549%	$522,399	5.467%	$594,199	4.580%	$554,014	5.488%
Debt extinguished	-	0.000%	(59,093)	5.260%	(255,553)	5.923%	(93,012)	5.492%
Foreign currency	7,662	2.833%	(239)	5.315%	10,817	2.823%	5,052	5.315%
Principal payments	(1,066)	5.563%	(2,798)	5.607%	(3,597)	5.723%	(5,785)	5.548%
Ending balance	$345,866	3.532%	$460,269	5.509%	$345,866	3.532%	$460,269	5.509%

Monthly averages	$342,670	3.534%	$497,403	5.493%	$451,143	4.144%	$518,490	5.490%

A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses related to unconsolidated investments.  Net income attributable to noncontrolling interest represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Seniors Housing Operating

     The following is a summary of our NOI and SSNOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	$	%	2017	2016	$	%
NOI	$218,978	$207,255	$11,723	6%	$428,420	$403,730	$24,690	6%
Non SSNOI attributable to same store properties	481	242	239	99%	712	490	222	45%
NOI attributable to non same store properties(1)	(17,277)	71	(17,348)	-24434%	(34,386)	170	(34,556)	-20327%
SSNOI(2)	$202,182	$207,568	$(5,386)	-3%	$394,746	$404,390	$(9,644)	-2%

(1) Change is primarily due to the acquisition of 43 properties subsequent to January 1, 2016.
(2) Relates to 373 same store properties.

     The following is a summary of our seniors housing operating results of operations (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	$	%	2017	2016	$	%
Revenues:
Resident fees and services	$677,040	$615,220	$61,820	10%	$1,347,377	$1,217,369	$130,008	11%
Interest income	-	1,042	(1,042)	-100%	69	2,073	(2,004)	-97%
Other income	1,049	8,989	(7,940)	-88%	2,510	11,178	(8,668)	-78%
Total revenues	678,089	625,251	52,838	8%	1,349,956	1,230,620	119,336	10%
Property operating expenses	459,111	417,996	41,115	10%	921,536	826,890	94,646	11%
NOI(1)	218,978	207,255	11,723	6%	428,420	403,730	24,690	6%
Other expenses:
Interest expense	15,403	20,274	(4,871)	-24%	31,219	40,797	(9,578)	-23%
Depreciation and amortization	117,198	102,312	14,886	15%	236,935	204,144	32,791	16%
Transaction costs(2)	-	3,247	(3,247)	-100%	-	7,180	(7,180)	-100%
Loss (gain) on extinguishment of debt, net	2,524	(88)	2,612	n/a	3,414	(88)	3,502	n/a
Impairment of assets	8,785	-	8,785	n/a	14,191	-	14,191	n/a
Other expenses(2)	1,165	-	1,165	n/a	2,943	-	2,943	n/a
Total other expenses	145,075	125,745	19,330	15%	288,702	252,033	36,669	15%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	73,903	81,510	(7,607)	-9%	139,718	151,697	(11,979)	-8%
Income tax benefit (expense)	10,247	2,023	8,224	407%	9,160	4,789	4,371	91%
Income (loss) from unconsolidated entities	(8,449)	(4,887)	(3,562)	73%	(37,640)	(11,822)	(25,818)	218%
Income from continuing operations	75,701	78,646	(2,945)	-4%	111,238	144,664	(33,426)	-23%
Gain (loss) on real estate dispositions, net(3)	-	-	-	n/a	13,011	-	13,011	n/a
Net income (loss)	75,701	78,646	(2,945)	-4%	124,249	144,664	(20,415)	-14%
Less: Net income (loss) attributable to noncontrolling interests	781	(190)	971	n/a	191	167	24	14%
Net income (loss) attributable to common stockholders	$74,920	$78,836	$(3,916)	-5%	$124,058	$144,497	$(20,439)	-14%

(1) See Non-GAAP Financial Measures.
(2) See Note 3 to our unaudited consolidated financial statements.
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

     During the six month period ended June 30, 2017, we recorded an impairment charge related to two held-for-sale properties for which our carrying value exceeded the estimated fair value less costs to sell.  During the six month period ended June 30, 2017, we recorded a gain on sale related to the sale of one property previously classified as held-for-sale.

     During the six month period ended June 30, 2017, we completed one seniors housing construction project representing $3,634,000 or $302,833 per unit.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of June 30, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units	Commitment	Balance	Est. Completion
Chertsey, UK	94	$40,544	$27,452	1Q18
Bushey, UK	95	52,955	24,046	2Q18
	189	$93,499	51,498
New York, NY	Project in planning stage		133,312
London, UK	Project in planning stage		26,404
Total			$211,214

Interest expense represents secured debt interest expense.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,033,152	3.663%	$2,355,182	3.980%	$2,463,249	3.936%	$2,290,552	3.958%
Debt issued	149,264	2.519%	86,856	3.040%	161,799	2.331%	161,992	3.051%
Debt extinguished	(156,422)	4.084%	(33,080)	4.588%	(594,954)	4.990%	(91,613)	3.594%
Foreign currency	26,884	3.222%	(3,131)	3.503%	34,042	3.209%	57,066	3.504%
Principal payments	(11,893)	3.530%	(12,199)	3.907%	(23,151)	3.606%	(24,369)	3.933%
Ending balance	$2,040,985	3.556%	$2,393,628	3.923%	$2,040,985	3.556%	$2,393,628	3.923%

Monthly averages	$1,997,433	3.633%	$2,400,782	3.940%	$2,086,474	3.679%	$2,353,251	3.955%

     The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to the recognition of goodwill and intangible asset impairments as well as non-recurring income tax expense adjustments related to our investments in unconsolidated entities during the six month period ended June 30, 2017.  During the three months ended June 30, 2017, we recognized a $7,916,000 deferred tax benefit arising from basis difference generated by the aforementioned unconsolidated entities’ adjustments.

Outpatient Medical

     The following is a summary of our NOI and SSNOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	$	%	2017	2016	$	%
NOI	$96,183	$99,805	$(3,622)	-4%	$188,903	$192,518	$(3,615)	-2%
Non SSNOI on same store properties	(2,704)	(2,611)	(93)	4%	(4,918)	(4,984)	66	-1%
NOI attributable to non same store properties(1)	(7,149)	(10,065)	2,916	-29%	(11,719)	(14,544)	2,825	-19%
SSNOI(2)	$86,330	$87,129	$(799)	-1%	$172,266	$172,990	$(724)	0%

(1) Change is primarily due to a nonrecurring cash receipt during the three months ended June 30, 2016, partially offset by acquisitions of seven properties and conversions of construction projects into nine revenue-generating properties subsequent to January 1, 2016.

(2) Relates to 235 same store properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$137,710	$135,494	$2,216	2%	$277,561	$267,332	$10,229	4%
Interest income	-	994	(994)	-100%	-	2,298	(2,298)	-100%
Other income	1,217	4,153	(2,936)	-71%	1,830	4,466	(2,636)	-59%
Total revenues	138,927	140,641	(1,714)	-1%	279,391	274,096	5,295	2%
Property operating expenses	42,744	40,836	1,908	5%	90,488	81,578	8,910	11%
NOI(1)	96,183	99,805	(3,622)	-4%	188,903	192,518	(3,615)	-2%
Other expenses:
Interest expense	2,122	5,402	(3,280)	-61%	4,413	11,146	(6,733)	-60%
Depreciation and amortization	47,478	48,448	(970)	-2%	96,408	95,512	896	1%
Transaction costs(2)	-	619	(619)	-100%	-	2,042	(2,042)	-100%
Impairment of assets	-	-	-	n/a	5,625	-	5,625	n/a
Loss (gain) on extinguishment of debt, net	2,991	-	2,991	n/a	4,373	-	4,373	n/a
Other expenses(2)	1,310	-	1,310	n/a	1,671	-	1,671	n/a
Total other expenses	53,901	54,469	(568)	-1%	112,490	108,700	3,790	3%
Income from continuing operations before income taxes and income from unconsolidated entities	42,282	45,336	(3,054)	-7%	76,413	83,818	(7,405)	-9%
Income tax (expense) benefit	(351)	(248)	(103)	42%	(686)	(476)	(210)	44%
Income from unconsolidated entities	604	(90)	694	n/a	1,051	(56)	1,107	n/a
Net income (loss)	42,535	44,998	(2,463)	-5%	76,778	83,286	(6,508)	-8%
Less: Net income (loss) attributable to noncontrolling interests	1,582	(1,660)	3,242	n/a	2,392	(1,525)	3,917	n/a
Net income (loss) attributable to common stockholders	$40,953	$46,658	$(5,705)	-12%	$74,386	$84,811	$(10,425)	-12%

(1) See Non-GAAP Financial Measures.
(2) See Note 3 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2017, our consolidated outpatient medical portfolio signed 96,841 square feet of new leases and 255,129 square feet of renewals.  The weighted-average term of these leases was nine years, with a rate of $30.29 per square foot and tenant improvement and lease commission costs of $29.70 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from 0% to 3%.

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

     During the six months ended June 30, 2017, we recorded impairment charges related to certain held-for-sale properties as the carrying values exceeded the estimated fair values less costs to sell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    During the six months ended June 30, 2017, we completed four outpatient medical construction projects representing $63,036,000 or $310 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of June 30, 2017 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$105,177	$46,965	4Q18

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is attributable to the large volume of extinguishments in 2017.  The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$289,824	4.509%	$605,360	5.218%	$404,079	4.846%	$627,689	5.177%
Debt assumed	23,094	6.670%	-	0.000%	23,094	6.670%	-	0.000%
Debt extinguished	(25,312)	6.439%	(38,321)	5.878%	(137,416)	5.990%	(57,508)	5.993%
Principal payments	(2,688)	7.076%	(3,807)	6.281%	(4,839)	6.816%	(6,949)	5.924%
Ending balance	$284,918	4.617%	$563,232	5.129%	$284,918	4.617%	$563,232	5.129%

Monthly averages	$275,048	4.490%	$579,824	5.147%	$305,530	4.572%	$598,764	5.186%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	$	%	2017	2016	$	%
Revenues:
Other income	$239	$454	$(215)	-47%	$472	$512	$(40)	-8%
Expenses:
Interest expense	96,191	100,896	(4,705)	-5%	191,170	201,225	(10,055)	-5%
General and administrative	32,632	39,914	(7,282)	-18%	63,733	85,606	(21,873)	-26%
Other expenses	1,683	3,161	(1,478)	-47%	6,210	3,161	3,049	96%
Total expenses	130,506	143,971	(13,465)	-9%	261,113	289,992	(28,879)	-10%
Loss from continuing operations before income taxes	(130,267)	(143,517)	13,250	-9%	(260,641)	(289,480)	28,839	-10%
Income tax (expense) benefit	23	(1,049)	1,072	n/a	-	(1,546)	1,546	-100%
Loss from continuing operations	(130,244)	(144,566)	14,322	-10%	(260,641)	(291,026)	30,385	-10%
Less: Preferred stock dividends	11,680	16,352	(4,672)	-29%	26,059	32,703	(6,644)	-20%
Less: Preferred stock redemption charge	-	-	-	n/a	9,769	-	9,769	n/a
Net loss attributable to common stockholders	$(141,924)	$(160,918)	$18,994	-12%	$(296,469)	$(323,729)	$27,260	-8%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2017	2016	$	%	2017	2016	$	%
Senior unsecured notes	$88,556	$94,364	$(5,808)	-6%	$175,147	$187,898	$(12,751)	-7%
Secured debt	55	78	(23)	-29%	115	175	(60)	-34%
Primary unsecured credit facility	4,236	3,296	940	29%	9,273	7,005	2,268	32%
Loan expense	3,344	3,158	186	6%	6,635	6,147	488	8%
Totals	$96,191	$100,896	$(4,705)	-5%	$191,170	$201,225	$(10,055)	-5%

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

     General and administrative expenses as a percentage of consolidated revenues for the three months ended June 30, 2017 and 2016 were 3.08% and 3.70%, respectively.  The decrease in general and administrative expenses for the six months ended June 30, 2017 is primarily related to a reduction in professional service fees for tax and legal consulting and compensation costs as a result of execution of our strategic initiatives. Other expenses for the six months ended June 30, 2017 included costs associated with the departure of certain executive officers and key employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Non-GAAP Financial Measures

     We believe that net income and net income attributable to common stockholders (“NICS”), as defined by U.S. GAAP, are the most appropriate earnings measurements. However, we consider FFO, NOI, SSNOI, EBITDA and Adjusted EBITDA to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created funds from operations attributable to common stockholders (“FFO”) as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means NICS, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.

     Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2016.  Land parcels, loans and sub-leases as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following tables reflect the reconciliations of NOI and SSNOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
NOI Reconciliations:	2016	2016	2016	2016	2017	2017
Net income	$165,474	$210,749	$354,741	$351,108	$337,610	$203,441
Loss (gain) on real estate dispositions, net	-	(1,530)	(162,351)	(200,165)	(244,092)	(42,155)
Loss (income) from unconsolidated entities	3,820	1,959	1,749	2,829	23,106	3,978
Income tax expense (benefit)	(1,725)	(513)	(305)	(16,585)	2,245	(8,448)
Other expenses	-	3,161	-	8,838	11,675	6,339
Impairment of assets	14,314	-	9,705	13,187	11,031	13,631
Provision for loan losses	-	-	-	10,215	-	-
Loss (gain) on extinguishment of debt, net	(24)	33	-	17,204	31,356	5,515
Loss (gain) on derivatives, net	-	-	(2,516)	68	1,224	736
Transaction costs	8,208	5,157	19,842	9,704	-	-
General and administrative expenses	45,691	39,914	36,828	32,807	31,101	32,632
Depreciation and amortization	228,696	226,569	218,061	227,916	228,276	224,847
Interest expense	132,960	132,326	129,699	126,360	118,597	116,231
Consolidated net operating income (NOI)	$597,414	$617,825	$605,453	$583,486	$552,129	$556,747

NOI by segment:
Triple-net	308,168	310,311	310,864	279,516	249,735	241,347
Seniors housing operating	196,475	207,255	199,495	210,895	209,442	218,978
Outpatient medical	92,713	99,805	94,905	92,841	92,719	96,183
Non-segment/corporate	58	454	189	234	233	239
Total NOI	$597,414	$617,825	$605,453	$583,486	$552,129	$556,747

	Six Months Ended
	June 30,	June 30,
NOI Reconciliations:	2016	2017
Net income	$376,223	$541,052
Loss (gain) on real estate dispositions, net	(1,530)	(286,247)
Loss (income) from unconsolidated entities	5,778	27,084
Income tax expense (benefit)	(2,239)	(6,203)
Other expenses	3,161	18,014
Impairment of assets	14,314	24,662
Loss (gain) on extinguishment of debt, net	9	36,870
Loss (gain) on derivatives, net	-	1,960
Transaction costs	13,365	-
General and administrative expenses	85,606	63,733
Depreciation and amortization	455,265	453,124
Interest expense	265,285	234,827
Consolidated net operating income (NOI)	$1,215,237	$1,108,876

NOI by segment:
Triple-net	618,477	491,081
Seniors housing operating	403,730	428,420
Outpatient medical	192,518	188,903
Non-segment/corporate	512	472
Total NOI	$1,215,237	$1,108,876

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
SSNOI Reconciliations:		2016	2016	2016	2016	2017	2017
NOI:
Triple-net		$308,168	$310,311	$310,864	$279,516	$249,735	$241,347
Seniors housing operating		196,475	207,255	199,495	210,895	209,442	218,978
Outpatient medical		92,713	99,805	94,905	92,841	92,719	96,183
Total		597,356	617,371	605,264	583,252	551,896	556,508
Adjustments:
Triple-net:
Non SSNOI on same store properties		(16,179)	(14,396)	(14,249)	(14,135)	(13,250)	(12,239)
NOI attributable to non same store properties		(106,079)	(107,725)	(108,659)	(77,392)	(47,960)	(38,814)
Subtotal		(122,258)	(122,121)	(122,908)	(91,527)	(61,210)	(51,053)
Seniors housing operating:
Non SSNOI on same store properties		248	242	1,269	231	231	481
NOI attributable to non same store properties		99	71	(4,532)	(17,914)	(17,109)	(17,277)
Subtotal		347	313	(3,263)	(17,683)	(16,878)	(16,796)
Outpatient medical:
Non SSNOI on same store properties		(2,373)	(2,611)	(2,636)	(1,974)	(2,214)	(2,704)
NOI attributable to non same store properties		(4,480)	(10,065)	(5,789)	(3,531)	(4,570)	(7,149)
Subtotal		(6,853)	(12,676)	(8,425)	(5,505)	(6,784)	(9,853)
SSNOI:	Properties
Triple-net	534	185,910	188,190	187,956	187,989	188,525	190,294
Seniors housing operating	373	196,822	207,568	196,232	193,212	192,564	202,182
Outpatient medical	235	85,860	87,129	86,480	87,336	85,935	86,330
Total	1,142	$468,592	$482,887	$470,668	$468,537	$467,024	$478,806

SSNOI Property Reconciliation:
Total properties	1,274
Acquisitions	(67)
Developments	(37)
Held-for-sale	(17)
Segment transitions	(3)
Other(1)	(8)
Same store properties	1,142
(1) Includes eight land parcels.

		Six Months Ended
		June 30,	June 30,
SSNOI Reconciliations:		2016	2017
NOI:
Triple-net		$618,477	$491,081
Seniors housing operating		403,730	428,420
Outpatient medical		192,518	188,903
Total		1,214,725	1,108,404
Adjustments:
Triple-net:
Non SSNOI on same store properties		(30,575)	(25,489)
NOI attributable to non same store properties		(213,804)	(86,773)
Subtotal		(244,379)	(112,262)
Seniors housing operating:
Non SSNOI on same store properties		490	712
NOI attributable to non same store properties		170	(34,386)
Subtotal		660	(33,674)
Outpatient medical
Non SSNOI on same store properties		(4,984)	(4,918)
NOI attributable to non same store properties		(14,544)	(11,719)
Subtotal		(19,528)	(16,637)
SSNOI:	Properties
Triple-net	534	374,098	378,819
Seniors housing operating	373	404,390	394,746
Outpatient medical	235	172,990	172,266
Total	1,142	$951,478	$945,831

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
FFO Reconciliations:	2016	2016	2016	2016	2017	2017
NICS	$148,969	$195,474	$334,910	$333,042	$312,639	$188,429
Depreciation and amortization	228,696	226,569	218,061	227,916	228,276	224,847
Impairment of assets	14,314	-	9,705	13,187	11,031	13,631
Loss (gain) on sales of properties, net	-	(1,530)	(162,351)	(200,165)	(244,092)	(42,155)
Noncontrolling interests	(17,319)	(20,616)	(15,695)	(17,897)	(18,107)	(16,955)
Unconsolidated entities	16,604	17,077	17,240	16,746	16,484	16,593
FFO	$391,264	$416,974	$401,870	$372,829	$306,231	$384,390

Average common shares outstanding:
Basic	355,076	356,646	358,932	362,088	362,534	366,524
Diluted	356,051	358,891	361,237	364,369	364,652	368,149

Per share data:
NICS
Basic	$0.42	$0.55	$0.93	$0.92	$0.86	$0.51
Diluted	0.42	0.54	0.93	0.91	0.86	0.51

FFO
Basic	$1.10	$1.17	$1.12	$1.03	$0.84	$1.05
Diluted	1.10	1.16	1.11	1.02	0.84	1.04

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2016	2017
Net income attributable to common stockholders	$344,444	$501,068
Depreciation and amortization	455,265	453,124
Impairment of assets	14,314	24,662
Loss (gain) on sales of properties, net	(1,530)	(286,247)
Noncontrolling interests	(37,934)	(35,061)
Unconsolidated entities	33,682	33,077
Funds from operations attributable to common stockholders	$808,241	$690,623

Average common shares outstanding:
Basic	355,879	364,551
Diluted	357,489	366,423

Per share data:
Net income attributable to
common stockholders
Basic	$0.97	$1.37
Diluted	0.96	1.37

Funds from operations attributable to common stockholders
Basic	$2.27	$1.89
Diluted	2.26	1.88

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
EBITDA Reconciliations:	2016	2016	2016	2016	2017	2017
Net income	$165,474	$210,749	$354,741	$351,108	$337,610	$203,441
Interest expense	132,960	132,326	129,699	126,360	118,597	116,231
Income tax expense (benefit)	(1,725)	(513)	(305)	(16,585)	2,245	(8,448)
Depreciation and amortization	228,696	226,569	218,061	227,916	228,276	224,847
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728	$536,071

Interest Coverage Ratio:
Interest expense	$132,960	$132,326	$129,699	$126,360	$118,597	$116,231
Non-cash interest expense	599	(1,519)	(543)	(216)	(1,679)	(2,946)
Capitalized interest	3,037	4,306	4,766	4,834	4,129	3,358
Total interest	136,596	135,113	133,922	130,978	121,047	116,643
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728	$536,071
Interest coverage ratio	3.85x	4.21x	5.24x	5.26x	5.67x	4.60x

Fixed Charge Coverage Ratio:
Total interest	$136,596	$135,113	$133,922	$130,978	$121,047	$116,643
Secured debt principal payments	18,642	19,096	18,151	18,577	16,249	15,958
Preferred dividends	16,352	16,352	16,352	16,352	14,379	11,680
Total fixed charges	171,590	170,561	168,425	165,907	151,675	144,281
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728	$536,071
Fixed charge coverage ratio	3.06x	3.34x	4.17x	4.15x	4.53x	3.72x

	Six Months Ended
	June 30,	June 30,
EBITDA Reconciliations:	2016	2017
Net income	$376,223	$541,052
Interest expense	265,285	234,827
Income tax expense (benefit)	(2,239)	(6,203)
Depreciation and amortization	455,265	453,124
EBITDA	$1,094,534	$1,222,800

Interest Coverage Ratio:
Interest expense	$265,285	$234,827
Non-cash interest expense	(920)	(4,626)
Capitalized interest	7,343	7,488
Total interest	271,708	237,689
EBITDA	$1,094,534	$1,222,800
Interest coverage ratio	4.03x	5.14x

Fixed Charge Coverage Ratio:
Total interest	$271,708	$237,689
Secured debt principal payments	37,737	32,206
Preferred dividends	32,703	26,059
Total fixed charges	342,148	295,954
EBITDA	$1,094,534	$1,222,800
Fixed charge coverage ratio	3.20x	4.13x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
Reconciliations:	2016	2016	2016	2016	2017	2017
Net income	$844,606	$724,894	$880,380	$1,082,070	$1,254,208	$1,246,899
Interest expense	504,048	517,512	526,082	521,345	506,982	490,886
Income tax expense (benefit)	5,030	(2,899)	139	(19,128)	(15,158)	(23,093)
Depreciation and amortization	866,106	883,873	896,135	901,242	900,822	899,100
EBITDA	2,219,790	2,123,380	2,302,736	2,485,529	2,646,854	2,613,792
Loss (income) from unconsolidated entities	12,676	11,682	10,801	10,357	29,643	31,662
Transaction costs	70,579	63,245	73,754	42,910	34,702	29,545
Stock-based compensation expense	29,976	25,883	25,807	28,869	25,588	23,321
Loss (gain) on extinguishment of debt, net	19,252	398	(186)	17,214	48,593	54,074
Losses/impairments (gain) on sale of properties, net	(209,228)	(20,647)	(171,246)	(326,839)	(574,216)	(601,209)
Provision for loan losses	-	-	-	10,215	10,215	10,215
Loss (gain) on derivatives, net	-	-	(2,516)	(2,448)	(1,225)	(489)
Other expenses	40,636	37,386	37,386	7,721	19,396	23,997
Additional other income	(2,144)	(13,955)	(11,811)	(16,664)	(16,664)	(4,853)
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886	$2,180,055

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$504,048	$517,512	$526,082	$521,345	$506,982	$490,886
Capitalized interest	9,320	11,566	14,467	16,943	18,035	17,087
Non-cash interest expense	(1,868)	(7,589)	(4,341)	(1,681)	(3,958)	(5,386)
Total interest	511,500	521,489	536,208	536,607	521,059	502,587
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886	$2,180,055
Adjusted interest coverage ratio	4.26x	4.27x	4.22x	4.21x	4.27x	4.34x

Total interest	$511,500	$521,489	$536,208	$536,607	$521,059	$502,587
Secured debt principal payments	70,076	71,836	74,170	74,466	72,073	68,935
Preferred dividends	65,408	65,408	65,407	65,406	63,434	58,762
Total fixed charges	646,984	658,733	675,785	676,479	656,566	630,284
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886	$2,180,055
Adjusted fixed charge coverage ratio	3.37x	3.38x	3.35x	3.34x	3.39x	3.46x

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2016	2016	2016	2016	2017	2017
Book capitalization:
Borrowings under primary unsecured credit facility	$645,000	$745,000	$1,350,000	$645,000	$522,000	$385,000
Long-term debt obligations(1)	12,418,198	12,228,727	12,080,888	11,713,245	10,932,185	10,994,946
Cash & cash equivalents(2)	(355,949)	(466,585)	(456,420)	(557,659)	(380,360)	(442,284)
Total net debt	12,707,249	12,507,142	12,974,468	11,800,586	11,073,825	10,937,662
Total equity	14,999,794	14,868,568	15,264,238	15,281,472	15,110,263	15,313,523
Redeemable noncontrolling interest	359,656	394,126	393,530	398,433	385,418	388,876
Book capitalization	$28,066,699	$27,769,836	$28,632,236	$27,480,491	$26,569,506	$26,640,061
Net debt to book capitalization ratio	45%	45%	45%	43%	42%	41%

Undepreciated book capitalization:
Total net debt	$12,707,249	$12,507,142	$12,974,468	$11,800,586	$11,073,825	$10,937,662
Accumulated depreciation and amortization	4,032,726	4,109,585	4,243,038	4,093,494	4,335,160	4,568,408
Total equity	14,999,794	14,868,568	15,264,238	15,281,472	15,110,263	15,313,523
Redeemable noncontrolling interest	359,656	394,126	393,530	398,433	385,418	388,876
Undepreciated book capitalization	$32,099,425	$31,879,421	$32,875,274	$31,573,985	$30,904,666	$31,208,469
Net debt to undepreciated book capitalization ratio	40%	39%	39%	37%	36%	35%

Market capitalization:
Total net debt	$12,707,249	$12,507,142	$12,974,468	$11,800,586	$11,073,825	$10,937,662

Common shares outstanding	356,773	357,690	362,425	362,602	364,564	368,878
Period end share price	$69.34	$76.17	$74.77	$66.93	$70.82	$74.85
Common equity market capitalization	24,738,620	27,245,247	27,098,517	24,268,952	25,818,422	27,610,518
Noncontrolling interests	839,856	869,320	867,923	873,512	859,478	873,567
Preferred stock	1,006,250	1,006,250	1,006,250	1,006,250	718,750	718,750
Enterprise value	$39,291,975	$41,627,959	$41,947,158	$37,949,300	$38,470,475	$40,140,497
Net debt to market capitalization ratio	32%	30%	31%	31%	29%	27%

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

	June 30, 2017		December 31, 2016
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,645,564	$(514,151)	$7,568,832	$(521,203)
Secured debt	1,755,369	(67,651)	2,489,276	(73,944)
Totals	$9,400,933	$(581,802)	$10,058,108	$(595,147)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At June 30, 2017, we had $2,001,894,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $20,019,000.  At December 31, 2016, we had $2,311,996,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $23,120,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2017, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $3,500,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2017		December 31, 2016
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$43,900	$15,338	$87,962 (1)	$722 (1)
Debt designated as hedges	1,557,049	15,570	1,481,591	13,000
Totals	$1,600,949	$30,908	$1,569,553	$13,722

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	-	$-
May 1, 2017 through May 31, 2017	107	73.45
June 1, 2017 through June 30, 2017	203	77.43
Totals	310	$76.06

(1) During the three months ended June 30, 2017, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

6.50% Series J Cumulative Redeemable Preferred Stock – Certificate of Elimination

     On July 26, 2017, we filed a certificate of elimination with the Delaware Secretary of State, which became effective upon filing, to eliminate from our Second Restated Certificate of Incorporation, as amended, all matters set forth in the certificate of designation for the 6.50% Series J Cumulative Redeemable Preferred Stock (the “Series J Stock”).  All 11,500,000 shares of the Series J Stock were redeemed by us on March 7, 2017, and no shares of the Series J Stock were issued or outstanding at the time of the filing of the certificate of elimination.

Item 6. Exhibits

3.1              Certificate of Elimination of 6.50% Series J Cumulative Redeemable Preferred Stock of the company.

10.1            Third Amended and Restated Employment Agreement, dated June 16, 2017, between the company and Scott A. Estes.*

10.2            Amended and Restated Employment Agreement, dated June 16, 2017, between the company and Mercedes T. Kerr.*

10.3            Summary of Director Compensation.*

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

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document**

* **

Management Contract or Compensatory Plan or Arrangement

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: July 28, 2017	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2017	By:	/s/ SCOTT A. ESTES
Scott A. Estes,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date: July 28, 2017	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President & Controller (Principal Accounting Officer)