Form 10-Q
period 2017-09-30
WELLTOWER INC.
filed 2017-11-07
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, the registrant had 370,356,835 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,806,586	$2,591,071
Buildings and improvements	26,010,364	24,496,153
Acquired lease intangibles	1,492,279	1,402,884
Real property held for sale, net of accumulated depreciation	70,995	1,044,859
Construction in progress	344,742	506,091
Gross real property owned	30,724,966	30,041,058
Less accumulated depreciation and amortization	(4,826,418)	(4,093,494)
Net real property owned	25,898,548	25,947,564
Real estate loans receivable	496,850	622,628
Less allowance for losses on loans receivable	(5,406)	(6,563)
Net real estate loans receivable	491,444	616,065
Net real estate investments	26,389,992	26,563,629
Other assets:
Investments in unconsolidated entities	407,507	457,138
Goodwill	68,321	68,321
Cash and cash equivalents	236,247	419,378
Restricted cash	59,064	187,842
Straight-line rent receivable	393,142	342,578
Receivables and other assets	626,106	826,298
Total other assets	1,790,387	2,301,555
Total assets	$28,180,379	$28,865,184

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$420,000	$645,000
Senior unsecured notes	8,315,395	8,161,619
Secured debt	2,713,513	3,477,699
Capital lease obligations	72,684	73,927
Accrued expenses and other liabilities	1,027,375	827,034
Total liabilities	12,548,967	13,185,279
Redeemable noncontrolling interests	386,748	398,433
Equity:
Preferred stock	718,503	1,006,250
Common stock	371,012	363,071
Capital in excess of par value	17,564,805	16,999,691
Treasury stock	(62,363)	(54,741)
Cumulative net income	5,416,427	4,803,575
Cumulative dividends	(9,138,346)	(8,144,981)
Accumulated other comprehensive income (loss)	(141,240)	(169,531)
Other equity	1,127	3,059
Total Welltower Inc. stockholders’ equity	14,729,925	14,806,393
Noncontrolling interests	514,739	475,079
Total equity	15,244,664	15,281,472
Total liabilities and equity	$28,180,379	$28,865,184

NOTE: The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
Revenues:
	Rental income	$362,880	$421,152	$1,085,621	$1,259,442
	Resident fees and services	702,380	630,017	2,049,757	1,847,386
	Interest income	20,187	25,080	61,836	74,275
	Other income	6,036	2,884	15,169	21,735
	Total revenues	1,091,483	1,079,133	3,212,383	3,202,838
Expenses:
	Interest expense	122,578	129,699	357,405	394,985
	Property operating expenses	523,997	473,680	1,536,021	1,382,148
	Depreciation and amortization	230,138	218,061	683,262	673,326
	General and administrative	29,913	36,828	93,643	122,434
	Transaction costs	-	19,842	-	33,207
	Loss (gain) on derivatives, net	324	(2,516)	2,284	(2,516)
	Loss (gain) on extinguishment of debt, net	-	-	36,870	9
	Impairment of assets	-	9,705	24,662	24,019
	Other expenses	99,595	-	117,608	3,161
	Total expenses	1,006,545	885,299	2,851,755	2,630,773

Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	84,938	193,834	360,628	572,065
Income tax (expense) benefit		(669)	305	5,535	2,543
Income (loss) from unconsolidated entities		3,408	(1,749)	(23,676)	(7,528)
Income (loss) from continuing operations		87,677	192,390	342,487	567,080

Gain (loss) on real estate dispositions, net		1,622	162,351	287,869	163,881
Net income		89,299	354,741	630,356	730,961
Less:	Preferred stock dividends	11,676	16,352	37,734	49,055
Less:	Preferred stock redemption charge	-	-	9,769	-
Less:	Net income (loss) attributable to noncontrolling interests(1)	3,580	3,479	7,735	2,553
Net income (loss) attributable to common stockholders		$74,043	$334,910	$575,118	$679,353

Average number of common shares outstanding:
	Basic	369,089	358,932	366,096	356,911
	Diluted	370,740	361,237	367,894	358,752

Earnings per share:
	Basic:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.20	$0.93	$1.57	$1.90
	Net income (loss) attributable to common stockholders*	$0.20	$0.93	$1.57	$1.90

	Diluted:
	Income (loss) from continuing operations attributable to common stockholders, including real estate dispositions	$0.20	$0.93	$1.56	$1.89
	Net income (loss) attributable to common stockholders*	$0.20	$0.93	$1.56	$1.89

Dividends declared and paid per common share		$0.87	$0.86	$2.61	$2.58

* Amounts may not sum due to rounding

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$89,299	$354,741	$630,356	$730,961

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	(3,808)	5,908	(20,285)	(5,252)
Change in net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cash flow hedges	2	401	2	1,371
Unrecognized actuarial gain (loss)	-	(2)	-	-
Foreign currency translation gain (loss)	37,343	516	70,769	(48,496)
Total other comprehensive income (loss)	33,537	6,823	50,486	(52,377)

Total comprehensive income (loss)	122,836	361,564	680,842	678,584
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	14,732	1,846	29,930	13,117
Total comprehensive income (loss) attributable to common stockholders	$108,104	$359,718	$650,912	$665,467

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended September 30, 2017
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$363,071	$16,999,691	$(54,741)	$4,803,575	$(8,144,981)	$(169,531)	$3,059	$475,079	$15,281,472
Comprehensive income:
Net income (loss)					622,621				9,907	632,528
Other comprehensive income							28,291		22,195	50,486
Total comprehensive income										683,014
Net change in noncontrolling interests			9,784						7,558	17,342
Amounts related to stock incentive plans, net of forfeitures		337	17,151	(7,611)				(1,942)		7,935
Proceeds from issuance of common stock		7,513	522,954							530,467
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Redemption of equity membership units		91	5,465	(11)						5,545
Conversion of preferred stock	(247)									(247)
Option compensation expense								10		10
Dividends paid:
Common stock dividends						(955,631)				(955,631)
Preferred stock dividends						(37,734)				(37,734)
Balances at end of period	$718,503	$371,012	$17,564,805	$(62,363)	$5,416,427	$(9,138,346)	$(141,240)	$1,127	$514,739	$15,244,664

	Nine Months Ended September 30, 2016
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$354,811	$16,478,300	$(44,372)	$3,725,772	$(6,846,056)	$(88,243)	$4,098	$585,325	$15,175,885
Comprehensive income:
Net income (loss)					728,408				7,363	735,771
Other comprehensive income							(62,941)		10,564	(52,377)
Total comprehensive income										683,394
Net change in noncontrolling interests			(45,765)						(128,859)	(174,624)
Amounts related to stock incentive plans, net of forfeitures		689	38,888	(7,822)				(1,285)		30,470
Proceeds from issuance of common stock		7,203	512,139							519,342
Option compensation expense								207		207
Dividends paid:
Common stock dividends						(921,381)				(921,381)
Preferred stock dividends						(49,055)				(49,055)
Balances at end of period	$1,006,250	362,703	16,983,562	(52,194)	4,454,180	(7,816,492)	(151,184)	3,020	474,393	$15,264,238

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income	$630,356	$730,961
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	683,262	673,326
Other amortization expenses	12,095	5,419
Impairment of assets	24,662	24,019
Stock-based compensation expense	16,459	20,618
Loss (gain) on derivatives, net	2,284	(2,516)
Loss (gain) on extinguishment of debt, net	36,870	9
Loss (income) from unconsolidated entities	23,676	7,528
Rental income in excess of cash received	(64,865)	(60,212)
Amortization related to above (below) market leases, net	180	362
Loss (gain) on sales of properties, net	(287,869)	(163,881)
Distributions by unconsolidated entities	116	473
Increase (decrease) in accrued expenses and other liabilities	171,713	79,619
Decrease (increase) in receivables and other assets	(86,475)	(35,557)
Net cash provided from (used in) operating activities	1,162,464	1,280,168

Investing activities:
Cash disbursed for acquisitions	(575,694)	(1,448,126)
Cash disbursed for capital improvements to existing properties	(159,142)	(141,200)
Cash disbursed for construction in progress	(198,068)	(325,372)
Capitalized interest	(10,033)	(12,109)
Investment in real estate loans receivable	(70,051)	(105,496)
Other investments, net of payments	50,877	(88,398)
Principal collected on real estate loans receivable	82,263	225,092
Contributions to unconsolidated entities	(73,802)	(41,747)
Distributions by unconsolidated entities	58,754	72,564
Proceeds from (payments on) derivatives	55,771	56,842
Decrease (increase) in restricted cash	130,470	(21,218)
Proceeds from sales of real property	1,237,851	538,032
Net cash provided from (used in) investing activities	529,196	(1,291,136)

Financing activities:
Net increase (decrease) under unsecured credit facilities	(225,000)	515,000
Proceeds from issuance of senior unsecured notes	7,500	693,560
Payments to extinguish senior unsecured notes	(5,000)	(400,000)
Net proceeds from the issuance of secured debt	190,459	193,541
Payments on secured debt	(1,050,879)	(471,898)
Net proceeds from the issuance of common stock	530,992	520,067
Redemption of preferred stock	(287,500)	-
Payments for deferred financing costs and prepayment penalties	(54,027)	(18,831)
Contributions by noncontrolling interests(1)	47,209	142,381
Distributions to noncontrolling interests(1)	(51,824)	(106,076)
Cash distributions to stockholders	(992,621)	(970,436)
Other financing activities	(8,416)	(8,941)
Net cash provided from (used in) financing activities	(1,899,107)	88,367
Effect of foreign currency translation on cash and cash equivalents	24,316	(9,690)
Increase (decrease) in cash and cash equivalents	(183,131)	67,709
Cash and cash equivalents at beginning of period	419,378	360,908
Cash and cash equivalents at end of period	$236,247	$428,617

Supplemental cash flow information:
Interest paid	$312,896	$360,421
Income taxes paid	5,606	7,070

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

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily an indication of the results that may be expected for the year ending December 31, 2017. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

     New Accounting Standards

     In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted beginning after December 15, 2016.  A reporting entity may apply the new standard using either a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or a full retrospective approach.  We are currently evaluating the impact that the adoption of the standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the new standard.  A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASU 2014-09. We anticipate that we will be required to separately disclose the components of total revenue between lease revenue accounted for under existing leasing guidance and service revenue accounted for under ASU 2014-09, including non-lease components such as certain services embedded in base leasing fees.  Under ASU 2014-09, revenue recognition for real estate sales is mainly based on the transfer of control versus current guidance of continuing involvement.  We expect that the new guidance will result in more transactions qualifying as sales of real estate and being recognized at an earlier date than under the current guidance.

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

     In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur.  ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted.  We adopted ASU 2016-09 on January 1, 2017, and we elected to account for forfeitures as they occur. This election had an immaterial impact on our consolidated financial statements.  The standard also requires an employer to classify as a financing activity in the statement of cash flow the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation.  This aspect of the standard is required to be applied on a retrospective basis and resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $7,822,000 for the nine months ended September 30, 2016.  Upon adoption, no other provisions of ASU 2016-09 had an effect on our unaudited consolidated financial statements or related footnote disclosures.

     In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments.  ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

     In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business.  ASU 2017-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.  A reporting entity must apply ASU 2017-01 using a prospective approach.  We adopted ASU 2017-01 on January 1, 2017 and as a result, have classified our real estate acquisitions completed during the nine months ended September 30, 2017 as asset acquisitions rather than business combinations due to the fact that substantially all of the fair value of the gross assets acquired were concentrated in a single asset or group of similar identifiable assets. We have recorded identifiable assets acquired, liabilities assumed and any noncontrolling interests associated with any asset acquisitions at cost on a relative fair value basis and have capitalized transaction costs incurred.

     In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently in the process of evaluating the effects this standard will have on our consolidated financial statements.

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Triple-net Activity
		Nine Months Ended
	(In thousands)	September 30, 2017	September 30, 2016
	Land and land improvements	$31,948	$21,713
	Buildings and improvements	206,910	220,274
	Acquired lease intangibles	-	2,876
	Total assets acquired	238,858	244,863
	Accrued expenses and other liabilities	(21,236)	(2,145)
	Total liabilities assumed	(21,236)	(2,145)
	Noncontrolling interests	(7,275)	(3,162)
	Non-cash acquisition related activity(1)	(54,901)	(51,733)
	Cash disbursed for acquisitions	155,446	187,823
	Construction in progress additions	106,186	133,611
Less:	Capitalized interest	(3,886)	(6,263)
	Foreign currency translation	(656)	(3,179)
	Cash disbursed for construction in progress	101,644	124,169
	Capital improvements to existing properties	17,873	21,447
	Total cash invested in real property, net of cash acquired	$274,963	$333,439

(1) For the nine months ended September 30, 2017, $54,901,000 is related to the acquisition of assets previously financed as real estate loans receivable. For the nine months ended September 30, 2016, $45,044,000 is related to the acquisition of assets previously financed as real estate loans receivable and $6,689,000 is related to the acquisition of assets previously financed as an investment in an unconsolidated entity.

     Seniors Housing Operating Activity

		Nine Months Ended
	(In thousands)	September 30, 2017	September 30, 2016
	Land and land improvements	$31,006	$122,649
	Building and improvements	384,522	1,108,195
	Acquired lease intangibles	48,197	90,771
	Restricted cash	1,692	137
	Receivables and other assets	3,164	2,179
	Total assets acquired(1)	468,581	1,323,931
	Secured debt	-	(49,381)
	Accrued expenses and other liabilities	(43,364)	(12,328)
	Total liabilities assumed	(43,364)	(61,709)
	Noncontrolling interests	(4,701)	(1,089)
	Non-cash acquisition related activity(2)	(59,065)	(17,477)
	Cash disbursed for acquisitions	361,451	1,243,656
	Construction in progress additions	65,282	139,160
Less:	Capitalized interest	(5,996)	(3,923)
	Foreign currency translation	(6,218)	(5,953)
	Cash disbursed for construction in progress	53,068	129,284
	Capital improvements to existing properties	110,372	84,444
	Total cash invested in real property, net of cash acquired	$524,891	$1,457,384

(1) Excludes $4,581,000 and $135,000 of cash acquired during the nine months ended September 30, 2017 and 2016, respectively.

(2) Includes $6,349,000 related to the acquisition of assets previously financed as real estate loans receivable during the nine months ended September 30, 2017.  Includes $51,097,000 and $17,477,000 for the nine months ended September 30, 2017 and 2016, respectively, related to the acquisition of assets previously financed as an investments in an unconsolidated entity.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity
		Nine Months Ended
	(In thousands)	September 30, 2017	September 30, 2016
	Land and land improvements	$25,060	$1,466
	Buildings and improvements	62,336	27,272
	Acquired lease intangibles	8,397	4,592
	Receivables and other assets	3	-
	Total assets acquired	95,796	33,330
	Secured debt	(25,709)	-
	Accrued expenses and other liabilities	(2,210)	(1,670)
	Total liabilities assumed	(27,919)	(1,670)
	Noncontrolling interests	(9,080)	-
	Non-cash acquisition activity(1)	-	(15,013)
	Cash disbursed for acquisitions	58,797	16,647
	Construction in progress additions	33,495	81,843
Less:	Capitalized interest	(1,847)	(2,588)
	Accruals(2)	11,708	(7,336)
	Cash disbursed for construction in progress	43,356	71,919
	Capital improvements to existing properties	30,897	35,309
	Total cash invested in real property	$133,050	$123,875

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

      Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Development projects:
Triple-net	$283,472	$24,535
Seniors housing operating	3,634	-
Outpatient medical	63,036	44,113
Total development projects	350,142	68,648
Expansion projects	10,336	2,879
Total construction in progress conversions	$360,478	$71,527

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017	December 31, 2016
Assets:
In place lease intangibles	$1,333,368	$1,252,143
Above market tenant leases	64,408	61,700
Below market ground leases	62,224	61,628
Lease commissions	32,279	27,413
Gross historical cost	1,492,279	1,402,884
Accumulated amortization	(1,098,814)	(966,714)
Net book value	$393,465	$436,170

Weighted-average amortization period in years	14.5	13.7

Liabilities:
Below market tenant leases	$90,671	$89,468
Above market ground leases	8,540	8,107
Gross historical cost	99,211	97,575
Accumulated amortization	(57,449)	(52,134)
Net book value	$41,762	$45,441

Weighted-average amortization period in years	15.5	15.2

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Rental income related to above/below market tenant leases, net	$173	$278	$745	$569
Property operating expenses related to above/below market ground leases, net	(306)	(309)	(925)	(931)
Depreciation and amortization related to in place lease intangibles and lease commissions	(34,270)	(30,137)	(109,011)	(95,610)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2017	$39,678	$1,636
2018	104,524	6,190
2019	50,051	5,731
2020	30,582	5,234
2021	20,918	4,746
Thereafter	147,712	18,225
Total	$393,465	$41,762

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g., property type, relationship or geography). During the nine months ended September 30, 2017 and 2016, we recorded impairment charges on certain held-for-sale seniors housing operating, triple-net, and outpatient medical properties for which the carrying values exceeded the fair values, less estimated costs to sell if applicable. The following is a summary of our real property disposition activity for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2017	September 30, 2016
Real estate dispositions:
Triple-net	$899,104	$295,365
Seniors housing operating	16,206	-
Outpatient medical	12,202	78,786
Total dispositions	927,512	374,151
Gain (loss) on real estate dispositions, net	287,869	163,881
Net other assets/liabilities disposed	22,470	-
Proceeds from real estate dispositions	$1,237,851	$538,032

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$1,955	$31,966	$23,255	$99,057
Expenses:
Interest expense	-	4,939	1,714	16,697
Property operating expenses	2,111	1,476	7,209	4,411
Provision for depreciation	26	4,604	1,167	20,873
Total expenses	2,137	11,019	10,090	41,981
Income (loss) from real estate dispositions, net	$(182)	$20,947	$13,165	$57,076

6. Real Estate Loans Receivable

     Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of our accounting policies for real estate loans receivable and related interest income.

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2017			September 30, 2016
		Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$11,315	$-	$11,315	$8,223	$-	$8,223
Draws on existing loans	58,736	-	58,736	94,622	2,651	97,273
Net cash advances on real estate loans	70,051	-	70,051	102,845	2,651	105,496
Receipts on real estate loans receivable:
Loan payoffs	142,392	60,500	202,892	251,293	27,303	278,596
Principal payments on loans	1,121	-	1,121	6,553	-	6,553
Sub-total	143,513	60,500	204,013	257,846	27,303	285,149
Less: Non-cash activity(1)(2)	(61,250)	(60,500)	(121,750)	(45,044)	(15,013)	(60,057)
Net cash receipts on real estate loans	82,263	-	82,263	212,802	12,290	225,092
Net cash advances (receipts) on real estate loans	(12,212)	-	(12,212)	(109,957)	(9,639)	(119,596)
Change in balance due to foreign currency translation	8,183	-	8,183	(9,819)	-	(9,819)
Net change in real estate loans receivable	$(65,279)	$(60,500)	$(125,779)	$(164,820)	$(24,652)	$(189,472)

(1) Triple-net and prior year outpatient medical represents acquisitions of assets previously financed as real estate loans.
(2) Current year outpatient medical represents a deed in lieu of foreclosure on a previously financed first mortgage property.

In 2016, we restructured two existing real estate loans in the triple-net segment with Genesis Healthcare.  The two existing loans, with a combined principal balance of $317,000,000, were scheduled to mature in 2017 and 2018.  These loans were restructured into four separate loans effective October 1, 2016.  Each loan has a five-year term, a 10% interest rate and 25 basis point annual escalator.  In 2016, we recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  We expect to collect all principal amounts due under the loans and, due to the passage of time, at September 30, 2017, the allowance for loan losses related to these loans is $5,406,000.  At September 30, 2017, we had no real estate loans with outstanding balances on non-accrual status and recorded no provision for loan losses during the three months ended September 30, 2017.

	Nine Months Ended
	September 30, 2017	September 30, 2016
Balance of impaired loans at end of period	$282,929	$-
Allowance for loan losses	5,406	-
Balance of impaired loans not reserved	$277,523	$-
Average impaired loans for the period	$324,255	$-
Interest recognized on impaired loans	23,957	-

7. Investments in Unconsolidated Entities

      We participate in a number of joint ventures, which generally invest in seniors housing and health care real estate.  The results of operations for these entities have been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our Consolidated Statements of Comprehensive Income as income or loss from unconsolidated entities.  The following is a summary of our investments in unconsolidated entities (dollars in thousands):

	Percentage Ownership(1)	September 30, 2017	December 31, 2016
Triple-net	10% to 49%	$22,543	$27,005
Seniors housing operating	10% to 50%	332,390	407,172
Outpatient medical	43%	52,574	22,961
Total		$407,507	$457,138

(1) Excludes ownership of in-substance real estate.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     During the nine months ended September 30, 2017, we increased our ownership in the Sunrise Senior Living, Inc. management company from 24% to 34%. At September 30, 2017, the aggregate unamortized basis difference of our joint venture investments of $83,843,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity.  This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use consolidated net operating income (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2017, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	157	235,814	14%
Genesis Healthcare	86	$149,345	9%
Revera(3)	98	117,124	7%
Brookdale Senior Living	137	113,466	7%
Benchmark Senior Living	48	74,070	4%
Remaining portfolio	752	986,543	59%
Totals	1,278	$1,676,362	100%

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

9. Borrowings Under Credit Facilities and Related Items

      At September 30, 2017, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2017).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (2.13% at September 30, 2017). The applicable margin is based on our debt ratings and was 0.90% at September 30, 2017.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on our debt ratings and was 0.15% at September 30, 2017.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance outstanding at quarter end(1)	$420,000	$1,350,000	$420,000	$1,350,000
Maximum amount outstanding at any month end	$645,000	$1,560,000	$1,010,000	$1,560,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$450,130	$1,050,217	$601,436	$782,427
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	2.19%	1.44%	1.95%	1.35%

(1) As of September 30, 2017, letters of credit in the aggregate amount of $25,576,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At September 30, 2017, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2017	$-	$121,412	$121,412
2018	450,000	426,728	876,728
2019	600,000	491,941	1,091,941
2020(4)	697,327	184,281	881,608
2021(5,6)	1,149,856	221,721	1,371,577
Thereafter(7,8,9,10)	5,507,210	1,273,919	6,781,129
Totals	$8,404,393	$2,720,002	$11,124,395

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 1.9% to 6.5%.
(3) Annual interest rates range from 1.45% to 7.98%. Carrying value of the properties securing the debt totaled $5,766,501,000 at September 30, 2017.

(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $239,827,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2017).

(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $199,856,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2017).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (2.30% at September 30, 2017).

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (2.19% at September 30, 2017).

(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $737,110,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2017) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $670,100,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2017) of 4.5% senior unsecured notes due 2034.

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

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2017		September 30, 2016
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,260,038	4.245%	$8,645,758	4.237%
Debt issued	7,500	1.940%	705,000	4.228%
Debt extinguished	(5,000)	1.830%	(400,000)	3.625%
Foreign currency	141,855	4.241%	(159,816)	4.443%
Ending balance	$8,404,393	4.293%	$8,790,942	4.264%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2017		September 30, 2016
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,465,066	4.094%	$3,478,207	4.440%
Debt issued	190,459	2.730%	193,541	3.053%
Debt assumed	23,094	6.670%	47,156	4.132%
Debt extinguished	(1,003,372)	5.321%	(416,009)	4.986%
Principal payments	(47,507)	4.339%	53,636	3.631%
Foreign currency	92,262	3.196%	(55,889)	4.478%
Ending balance	$2,720,002	3.735%	$3,300,642	4.272%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2017, we were in compliance with all of the covenants under our debt agreements.

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

      Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $6,454,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the nine months ended September 30, 2017 and 2016, we settled certain net investment hedges generating cash proceeds of $55,771,000 and $56,842,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$575,000	$900,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$-	$57,000
Denominated in Canadian Dollars	$54,000	$54,000
Denominated in Pounds Sterling	£54,000	£48,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$680,000	$37,000

      The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2017	2016	2017	2016

Gain (loss) on forward exchange contracts recognized in income	Interest expense	$(576)	$3,420	$3,613	$4,789

(Gain) on release of cumulative translation adjustment related to ineffectiveness on net investment hedge	Loss (gain) on derivatives, net	-	(2,516)	-	(2,516)

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	(98,003)	53,421	(239,884)	229,256

12. Commitments and Contingencies

     At September 30, 2017, we had 14 outstanding letter of credit obligations totaling $162,629,000 and expiring between 2017 and 2024.  At September 30, 2017, we had outstanding construction in progress of $344,742,000 and were committed to providing additional funds of approximately $317,542,000 to complete construction.  At September 30, 2017, we had contingent purchase obligations totaling $16,053,000.  These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property. In September 2017, we entered into an agreement with the University of Toledo Foundation to transfer our corporate headquarters as a gift. The gift is conditional based on certain terms within the agreement, which expire on November 30, 2017. Once the conditional terms have been satisfied, we expect to record the expense related to the gift.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At September 30, 2017, we had operating lease obligations of $1,105,254,000 relating to certain ground leases and company office space and capital lease obligations of $90,288,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At September 30, 2017, aggregate future minimum rentals to be received under these noncancelable subleases totaled $71,964,000.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2017	December 31, 2016
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	14,375,000	25,875,000
Outstanding shares	14,370,065	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	371,430,074	363,576,924
Outstanding shares	370,341,635	362,602,173

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Nine Months Ended
	September 30, 2017		September 30, 2016
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	25,875,000	6.500%	25,875,000	6.500%
Shares redeemed	(11,500,000)	6.500%	-	0.000%
Shares converted	(4,935)	6.500%	-	0.000%
Ending balance	14,370,065	6.500%	25,875,000	0.000%

     During the nine months ended September 30, 2017, we recognized a charge of $9,769,000 in connection with the redemption of the Series J preferred stock.

     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2017 and 2016 (dollars in thousands, except average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2016 Dividend reinvestment plan issuances	3,946,821	$70.51	$278,578	$278,297
2016 Option exercises	137,579	50.57	6,958	6,958
2016 Equity shelf program issuances	3,119,801	75.27	237,131	234,812
2016 Stock incentive plans, net of forfeitures	442,899		-	-
2016 Totals	7,647,100		$522,667	$520,067

2017 Dividend reinvestment plan issuances	4,312,447	$71.14	$306,785	$305,996
2017 Option exercises	209,192	50.62	10,590	10,590
2017 Equity shelf program issuances	2,986,574	72.30	215,917	214,406
2017 Preferred stock conversions	4,296		-	-
2017 Redemption of equity membership units	91,180		-	-
2017 Stock incentive plans, net of forfeitures	135,773		-	-
2017 Totals	7,739,462		$533,292	$530,992

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above and an increase in common dividends per share.  The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Per Share	Amount	Per Share	Amount
Common Stock	$2.6100	$955,631	$2.5800	$921,381
Series I Preferred Stock	2.4375	35,035	2.4375	35,039
Series J Preferred Stock	0.2347	2,699	1.2189	14,016
Totals		$993,365		$970,436

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)
Other comprehensive income before reclassification adjustments	48,574	(20,285)	-	2	28,291
Net current-period other comprehensive income	48,574	(20,285)	-	2	28,291
Balance at September 30, 2017	$(124,922)	$(15,165)	$(1,153)	$-	$(141,240)

Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)
Other comprehensive income before reclassification adjustments	(59,060)	(5,252)	-	11	(64,301)
Reclassification amount to net income	-	-	-	1,360 (1)	1,360
Net current-period other comprehensive income	(59,060)	(5,252)	-	1,371	(62,941)
Balance at September 30, 2016	$(144,544)	$(5,252)	$(1,343)	$(45)	$(151,184)

(1) Please see Note 11 for additional information.

14. Stock Incentive Plans

     Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $6,790,000 and $16,459,000 for the three and nine months ended September 30, 2017, respectively, and $5,401,000 and $20,618,000 for the same periods in 2016.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$74,043	$334,910	$575,118	$679,353

Denominator for basic earnings per
share - weighted average shares	369,089	358,932	366,096	356,911
Effect of dilutive securities:
Employee stock options	40	128	53	119
Non-vested restricted shares	515	526	464	414
Redeemable shares	1,096	1,651	1,281	1,308
Dilutive potential common shares	1,651	2,305	1,798	1,841
Denominator for diluted earnings per
share - adjusted weighted average shares	370,740	361,237	367,894	358,752

Basic earnings per share	$0.20	$0.93	$1.57	$1.90
Diluted earnings per share	$0.20	$0.93	$1.56	$1.89

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

     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$377,283	$413,221	$485,735	$521,773
Other real estate loans receivable	119,567	124,408	136,893	138,050
Available-for-sale equity investments	7,615	7,615	27,899	27,899
Cash and cash equivalents	236,247	236,247	419,378	419,378
Foreign currency forward contracts	13,682	13,682	135,561	135,561

Financial liabilities:
Borrowings under unsecured credit facilities	$420,000	$420,000	$645,000	$645,000
Senior unsecured notes	8,315,395	9,186,768	8,161,619	8,879,176
Secured debt	2,713,513	2,750,467	3,477,699	3,558,378
Foreign currency forward contracts	55,264	55,264	4,342	4,342

Redeemable OP unitholder interests	$104,363	$104,363	$110,502	$110,502

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$7,615	$7,615	$-	$-
Foreign currency forward contracts, net(2)	(41,582)	-	(41,582)	-
Redeemable OP unitholder interests	104,363	-	104,363	-
Totals	$70,396	$7,615	$62,781	$-

(1) Unrealized gains or losses on equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date.
(2) Please see Note 11 for additional information.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis.  As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 6 for impairments of loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.  We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above.  We estimate the fair value of secured debt assumed in business combinations and asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2017:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$221,555	$-	$141,325	$-	$362,880
Resident fees and services	-	702,380	-	-	702,380
Interest income	20,187	-	-	-	20,187
Other income	3,174	1,497	667	698	6,036
Total revenues	244,916	703,877	141,992	698	1,091,483

Property operating expenses	-	478,777	45,220	-	523,997
Consolidated net operating income	244,916	225,100	96,772	698	567,486

Interest expense	3,622	16,369	2,929	99,658	122,578
Loss (gain) on derivatives, net	324	-	-	-	324
Depreciation and amortization	62,891	119,089	48,158	-	230,138
General and administrative	-	-	-	29,913	29,913
Other expenses	89,236 (1)	5,157	530	4,672	99,595
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	88,843	84,485	45,155	(133,545)	84,938
Income tax (expense) benefit	(816)	(1,519)	(366)	2,032	(669)
Income (loss) from unconsolidated entities	5,478	(2,886)	816	-	3,408
Income (loss) from continuing operations	93,505	80,080	45,605	(131,513)	87,677
Gain (loss) on real estate dispositions, net	(185)	(197)	2,004	-	1,622
Net income (loss)	$93,320	$79,883	$47,609	$(131,513)	$89,299

Total assets	$9,463,910	$13,538,090	$4,992,534	$185,845	$28,180,379

(1) Represents non-capitalizable transaction costs primarily related to a joint venture transaction with an existing seniors housing operator including the conversion of properties from triple-net to seniors housing operating, an exchange of PropCo/OpCo interests, and termination/restructuring of pre-existing relationships.

Three Months Ended September 30, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$286,226	$-	$134,926	$-	$421,152
Resident fees and services	-	630,017	-	-	630,017
Interest income	23,017	1,054	1,009	-	25,080
Other income	1,621	716	358	189	2,884
Total revenues	310,864	631,787	136,293	189	1,079,133

Property operating expenses	-	432,292	41,388	-	473,680
Consolidated net operating income	310,864	199,495	94,905	189	605,453

Interest expense	4,714	20,360	3,986	100,639	129,699
Loss (gain) on derivatives, net	-	-	-	(2,516)	(2,516)
Depreciation and amortization	74,296	97,210	46,555	-	218,061
General and administrative	-	-	-	36,828	36,828
Transaction costs	1,613	18,083	146	-	19,842
Impairment of assets	5,070	-	4,635	-	9,705
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	225,171	63,842	39,583	(134,762)	193,834
Income tax (expense) benefit	(896)	515	417	269	305
Income (loss) from unconsolidated entities	1,998	(3,891)	144	-	(1,749)
Income (loss) from continuing operations	226,273	60,466	40,144	(134,493)	192,390
Gain (loss) on real estate dispositions, net	163,579	-	(1,228)	-	162,351
Net income (loss)	$389,852	$60,466	$38,916	$(134,493)	$354,741

Nine Months Ended September 30, 2017:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$666,735	$-	$418,886	$-	$1,085,621
Resident fees and services	-	2,049,757	-	-	2,049,757
Interest income	61,767	69	-	-	61,836
Other income	7,496	4,005	2,497	1,171	15,169
Total revenues	735,998	2,053,831	421,383	1,171	3,212,383

Property operating expenses	-	1,400,313	135,708	-	1,536,021
Consolidated net operating income	735,998	653,518	285,675	1,171	1,676,362

Interest expense	11,647	47,587	7,342	290,829	357,405
Loss (gain) on derivatives, net	2,284	-	-	-	2,284
Depreciation and amortization	182,672	356,023	144,567	-	683,262
General and administrative	-	-	-	93,643	93,643
Loss (gain) on extinguishment of debt, net	29,083	3,414	4,373	-	36,870
Impairment of assets	4,846	14,191	5,625	-	24,662
Other expenses	96,425	8,100	2,201	10,882	117,608
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	409,041	224,203	121,567	(394,183)	360,628
Income tax (expense) benefit	(2,070)	9,133	(655)	(873)	5,535
Income (loss) from unconsolidated entities	14,983	(40,527)	1,868	-	(23,676)
Income (loss) from continuing operations	421,954	192,809	122,780	(395,056)	342,487
Gain (loss) on real estate dispositions, net	273,051	12,814	2,004	-	287,869
Net income (loss)	$695,005	$205,623	$124,784	$(395,056)	$630,356

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$857,184	$-	$402,258	$-	$1,259,442
Resident fees and services	-	1,847,386	-	-	1,847,386
Interest income	67,842	3,126	3,307	-	74,275
Other income	4,317	11,889	4,824	705	21,735
Total revenues	929,343	1,862,401	410,389	705	3,202,838

Property operating expenses	-	1,259,182	122,966	-	1,382,148
Consolidated net operating income	929,343	603,219	287,423	705	1,820,690

Interest expense	16,832	61,157	15,132	301,864	394,985
Loss (gain) on derivatives, net	-	-	-	(2,516)	(2,516)
Depreciation and amortization	229,906	301,354	142,066	-	673,326
General and administrative	-	-	-	122,434	122,434
Transaction costs	5,760	25,259	2,188	-	33,207
Loss (gain) on extinguishment of debt, net	97	(88)	-	-	9
Impairment of assets	19,384	-	4,635	-	24,019
Other expenses	-	-	-	3,161	3,161
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	657,364	215,537	123,402	(424,238)	572,065
Income tax expense	(1,425)	5,304	(59)	(1,277)	2,543
(Loss) income from unconsolidated entities	8,097	(15,713)	88	-	(7,528)
Income (loss) from continuing operations	664,036	205,128	123,431	(425,515)	567,080
Gain (loss) on real estate dispositions, net	165,109	-	(1,228)	-	163,881
Net income (loss)	$829,145	$205,128	$122,203	$(425,515)	$730,961

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$871,431	79.9%	$874,050	81.0%	$2,582,042	80.4%	$2,581,533	80.6%
United Kingdom	105,028	9.6%	95,068	8.8%	298,618	9.3%	295,203	9.2%
Canada	115,024	10.5%	110,015	10.2%	331,723	10.3%	326,102	10.2%
Total	$1,091,483	100.0%	$1,079,133	100.0%	$3,212,383	100.0%	$3,202,838	100.0%

	As of
	September 30, 2017		December 31, 2016
Assets:	Amount	%	Amount	%
United States	$22,535,209	80.0%	$23,572,459	81.7%
United Kingdom	3,202,180	11.3%	2,782,489	9.6%
Canada	2,442,990	8.7%	2,510,236	8.7%
Total	$28,180,379	100.0%	$28,865,184	100.0%

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

     Income taxes reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The provision for income taxes for the three and nine months ended September 30, 2017 and 2016, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and all of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2013 and subsequent years and by state taxing authorities for the year ended December 31, 2012 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. Variable Interest Entities

     We have entered into joint ventures to own certain seniors housing and outpatient medical assets which are deemed to be variable interest entities (“VIE”).   We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the joint venture and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures.  Except for capital contributions associated with the initial joint venture formations, the joint ventures have been and are expected to be funded from the ongoing operations of the underlying properties.  Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	September 30, 2017	December 31, 2016
Assets
Net real property owned	$1,010,638	$989,596
Cash and cash equivalents	11,874	10,501
Receivables and other assets	18,920	12,102
Total assets(1)	$1,041,432	$1,012,199

Liabilities and equity
Secured debt	$472,445	$450,255
Accrued expenses and other liabilities	16,982	13,803
Redeemable noncontrolling interests	176,591	185,556
Total equity	375,414	362,585
Total liabilities and equity	$1,041,432	$1,012,199

(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Key Transactions in 2017 Key Performance Indicators, Trends and Uncertainties Corporate Governance	29 29 30 31 33

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	33 34 35 35

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	36 36 38 40 42

OTHER

Cautionary Statement Regarding Forward-Looking Statements	51

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

     The following table summarizes our consolidated portfolio for the three months ended September 30, 2017 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$244,916	43.2%	570
Seniors housing operating	225,100	39.7%	442
Outpatient medical	96,772	17.1%	266
Totals	$566,788	100.0%	1,278

(1) Represents consolidated NOI and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See Non-GAAP Financial Measures for additional information and reconciliation.

Business Strategy

     Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in NOI and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and health care real estate and diversify our investment portfolio by property type, relationship and geographic location.

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

     In addition to our asset/property management and research efforts, we also structure our investments to help mitigate payment risk. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

     For the nine months ended September 30, 2017, rental income and resident fees and services represented 34% and 64%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     We also continuously evaluate opportunities to finance future investments.  New investments are generally funded from temporary borrowings under our primary unsecured credit facility, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from NOI and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our primary unsecured credit facility, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also possible that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At September 30, 2017, we had $236,247,000 of cash and cash equivalents, $59,064,000 of restricted cash and $2,554,424,000 of available borrowing capacity under our primary unsecured credit facility.

Key Transactions in 2017

     Capital.   During the nine months ended September 30, 2017, we extinguished $1,003,372,000 of secured debt at a blended average interest rate of 5.3%.  In addition, we redeemed all 11,500,000 shares of our 6.5% Series J Cumulative Redeemable Preferred Stock.  During the nine months ended September 30, 2017, we raised $522,702,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).

     Investments.  The following summarizes our acquisitions and joint venture investments completed during the nine months ended September 30, 2017 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	7	$127,653	6.5%	$238,858
Seniors housing operating	7	320,400	6.5%	468,581
Outpatient medical	4	71,395	6.7%	95,796
Totals	18	$519,448	6.5%	$803,235

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

     Dispositions.  The following summarizes property dispositions made during the nine months ended September 30, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	58	$1,160,191	6.8%	$899,104
Seniors housing operating	2	29,715	4.4%	16,206
Outpatient medical	1	15,940	9.1%	12,202
Totals	61	$1,205,846	6.8%	$927,512

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors increased the annual cash dividend to $3.48 per common share ($0.87 per share quarterly), as compared to $3.44 per common share for 2016, beginning in February 2017.  The dividend declared for the quarter ended September 30, 2017 represents the 186th consecutive quarterly dividend payment.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2016	2016	2016	2017	2017	2017
NICS	$148,969	$195,474	$334,910	$333,042	$312,639	$188,429	$74,043
FFO	391,264	416,974	401,870	372,829	306,231	384,390	295,722
NOI	597,414	617,825	605,453	583,486	552,129	556,747	567,486
SSNOI	441,299	457,660	446,955	444,090	444,209	457,714	464,062

Per share data (fully diluted):
NICS	$0.42	$0.54	$0.93	$0.91	$0.86	$0.51	$0.20
FFO	1.10	1.16	1.11	1.02	0.84	1.04	0.80

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2016	2016	2016	2017	2017	2017

Net debt to book capitalization ratio	45%	45%	45%	43%	42%	41%	42%
Net debt to undepreciated book
capitalization ratio	40%	39%	39%	37%	36%	35%	36%
Net debt to market capitalization ratio	32%	30%	31%	31%	29%	27%	29%

Interest coverage ratio	3.85x	4.21x	5.24x	5.26x	5.67x	4.60x	3.63x
Fixed charge coverage ratio	3.06x	3.34x	4.17x	4.15x	4.53x	3.72x	2.97x

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2016	2016	2016	2017	2017	2017
Property mix:(1)
Triple-net	52%	50%	51%	48%	45%	44%	43%
Seniors housing operating	32%	34%	33%	36%	38%	39%	40%
Outpatient medical	16%	16%	16%	16%	17%	17%	17%

Relationship mix:(1)
Sunrise Senior Living(2)	13%	14%	12%	13%	14%	14%	14%
Genesis Healthcare	17%	16%	16%	13%	9%	9%	9%
Revera(2)	6%	6%	6%	7%	7%	7%	7%
Brookdale Senior Living	7%	7%	7%	7%	7%	7%	7%
Benchmark Senior Living	4%	4%	4%	4%	4%	5%	5%
Remaining relationships	53%	53%	55%	56%	59%	58%	58%

Geographic mix:(1)
California	10%	10%	10%	12%	13%	14%	13%
United Kingdom	8%	8%	7%	7%	9%	9%	9%
Canada	7%	7%	7%	8%	8%	8%	8%
New Jersey	8%	8%	8%	8%	7%	8%	8%
Texas	6%	6%	7%	7%	7%	7%	7%
Remaining geographic areas	61%	61%	61%	58%	56%	54%	55%

(1) Excludes our share of investments in unconsolidated entities. Entities in which the company has a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Revera owns a controlling interest in Sunrise Senior Living.

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2017 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Expiration Year (1)
	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Thereafter

Triple-net:
Properties	3	51	-	14	14	11	4	5	59	32	364
Base rent(2)	$4,530	$38,233	$-	$17,740	$25,239	$9,107	$4,175	$10,597	$74,402	$65,545	$632,492
% of base rent	0.5%	4.3%	0.0%	2.0%	2.9%	1.0%	0.5%	1.2%	8.4%	7.4%	71.8%
Units/beds	367	3,151	-	1,225	2,289	1,042	317	692	4,489	3,724	36,207
% of Units/beds	0.7%	5.9%	0.0%	2.3%	4.3%	1.9%	0.6%	1.3%	8.4%	7.0%	67.6%

Outpatient medical:
Square feet	519,045	802,423	1,198,264	1,272,329	1,488,146	2,504,590	1,261,361	1,422,735	717,500	1,130,877	4,390,075
Base rent(2)	$13,437	$21,836	$32,704	$34,331	$40,184	$54,993	$31,857	$39,582	$20,640	$28,656	$102,135
% of base rent	3.2%	5.2%	7.8%	8.2%	9.6%	13.1%	7.6%	9.4%	4.9%	6.8%	24.2%
Leases	134	252	313	306	263	291	199	118	103	125	210
% of Leases	5.8%	10.9%	13.5%	13.2%	11.4%	12.6%	8.6%	5.1%	4.5%	5.4%	9.0%

(1) Excludes investments in unconsolidated entities. Investments classified as held for sale are included in the current year.

(2) The most recent monthly base rent including straight-line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016	$	%

Cash and cash equivalents at beginning of period	$419,378	$360,908	$58,470	16%
Cash provided from (used in) operating activities	1,162,464	1,280,168	(117,704)	-9%
Cash provided from (used in) investing activities	529,196	(1,291,136)	1,820,332	n/a
Cash provided from (used in) financing activities	(1,899,107)	88,367	(1,987,474)	n/a
Effect of foreign currency translation	24,316	(9,690)	34,006	n/a
Cash and cash equivalents at end of period	$236,247	$428,617	$(192,370)	-45%

     Operating Activities. The change in net cash provided from operating activities was immaterial.  Please see “Results of Operations” for discussion of net income fluctuations. For the nine months ended September 30, 2017 and 2016, cash flow provided from operations exceeded cash distributions to stockholders.

     Investing Activities.  The changes in net cash provided from/used in investing activities are primarily attributable to an increase in dispositions, which are summarized above in “Key Transactions in 2017” and Notes 5 and 6 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Nine Months Ended		Change
	September 30,	September 30,
	2017	2016	$	%
New development	$198,068	$325,372	$(127,304)	-39%
Recurring capital expenditures, tenant improvements and lease commissions	45,777	48,055	(2,278)	-5%
Renovations, redevelopments and other capital improvements	113,365	93,145	20,220	22%
Total	$357,210	$466,572	$(109,362)	-23%

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

      Financing Activities.  The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemption of common and preferred stock, and dividend payments. Please refer to Notes 9, 10 and 13 of our unaudited consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At September 30, 2017, we had investments in unconsolidated entities with our ownership interests ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At September 30, 2017, we had 14 outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Unsecured revolving credit facility(1)	$420,000	$-	$-	$420,000	$-
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,050,000	-	1,050,000	900,000	4,100,000
Canadian Dollar senior unsecured notes(3)	239,827	-	-	239,827	-
Pounds Sterling senior unsecured notes(3)	1,407,210	-	-	-	1,407,210
U.S. Dollar term credit facility	507,500	-	-	507,500	-
Canadian Dollar term credit facility(3)	199,856	-	-	199,856	-
Secured debt:(2,3)
Consolidated	2,720,002	121,412	918,669	406,002	1,273,919
Unconsolidated	738,004	2,046	150,803	58,136	527,019
Contractual interest obligations:(4)
Unsecured revolving credit facility	38,116	2,242	17,937	17,937	-
Senior unsecured notes and term loans(3)	3,251,019	139,547	701,200	590,237	1,820,035
Consolidated secured debt(3)	520,722	25,542	172,182	119,399	203,599
Unconsolidated secured debt(3)	177,010	7,198	57,525	40,910	71,377
Capital lease obligations(5)	90,288	1,183	9,012	8,346	71,747
Operating lease obligations(5)	1,105,254	4,479	35,482	34,443	1,030,850
Purchase obligations(5)	333,595	121,949	211,646	-	-
Other long-term liabilities(6)	3,073	369	2,704	-	-
Total contractual obligations	$17,801,476	$425,967	$3,327,160	$3,542,593	$10,505,756

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

Capital Structure

     Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2017, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     On May 1, 2015, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock.  As of October 31, 2017, 3,437,349 shares of common stock remained available for issuance under the DRIP registration statement. We have entered into separate equity distribution agreements with each of Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,000,000,000 aggregate amount of our common stock (“Equity Shelf Program”).  The Equity Shelf Program also allows us to enter into forward sale

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

agreements.  We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates on or prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive per share cash proceeds at settlement equal to the forward sale price under the relevant forward sale agreement.  However, we may also elect to cash settle or net share settle a forward sale agreement.  As of October 31, 2017, we had $784,083,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

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

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	Amount	%	2017	2016	Amount	%
NICS	$74,043	$334,910	$(260,867)	-78%	$575,118	$679,353	$(104,235)	-15%
FFO	295,722	401,870	(106,148)	-26%	986,352	1,210,108	(223,756)	-18%
EBITDA	442,684	702,196	(259,512)	-37%	1,665,488	1,796,729	(131,241)	-7%
NOI	567,486	605,453	(37,967)	-6%	1,676,362	1,820,690	(144,328)	-8%
SSNOI	464,062	446,955	17,107	4%	1,365,983	1,345,907	20,076	1%

Per share data (fully diluted):
NICS	$0.20	$0.93	$(0.73)	-78%	$1.56	$1.89	$(0.33)	-17%
FFO	$0.80	$1.11	$(0.31)	-28%	$2.68	$3.37	$(0.69)	-20%

Interest coverage ratio	3.63x	5.24x	-1.61x	-31%	4.63x	4.43x	0.20x	5%
Fixed charge coverage ratio	2.97x	4.17x	-1.20x	-29%	3.74x	3.52x	0.22x	6%

Triple-net

          The following is a summary of our NOI and SSNOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	$	%	2017	2016	$	%
NOI	$244,916	$310,864	$(65,948)	-21%	$735,998	$929,343	$(193,345)	-21%
Non SSNOI attributable to same store properties	(9,097)	(11,325)	2,228	-20%	(28,691)	(36,190)	7,499	-21%
NOI attributable to non same store properties(1)	(61,543)	(131,847)	70,304	-53%	(192,013)	(393,989)	201,976	-51%
SSNOI(2)	$174,276	$167,692	$6,584	4%	$515,294	$499,164	$16,130	3%

(1) Change is primarily due to the acquisition of 26 properties and the conversion of 15 construction projects into revenue-generating properties subsequent to January 1, 2016.
(2) Relates to 511 same store properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a summary of our results of operations for the triple-net segment (dollars in thousands):
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$221,555	$286,226	$(64,671)	-23%	$666,735	$857,184	$(190,449)	-22%
Interest income	20,187	23,017	(2,830)	-12%	61,767	67,842	(6,075)	-9%
Other income	3,174	1,621	1,553	96%	7,496	4,317	3,179	74%
Total revenues	244,916	310,864	(65,948)	-21%	735,998	929,343	(193,345)	-21%
NOI(1)	244,916	310,864	(65,948)	-21%	735,998	929,343	(193,345)	-21%
Other expenses:
Interest expense	3,622	4,714	(1,092)	-23%	11,647	16,832	(5,185)	-31%
Loss (gain) on derivatives, net	324	-	324	n/a	2,284	-	2,284	n/a
Depreciation and amortization	62,891	74,296	(11,405)	-15%	182,672	229,906	(47,234)	-21%
Transaction costs(2)	-	1,613	(1,613)	-100%	-	5,760	(5,760)	-100%
Loss (gain) on extinguishment of debt, net	-	-	-	n/a	29,083	97	28,986	29882%
Impairment of assets	-	5,070	(5,070)	-100%	4,846	19,384	(14,538)	-75%
Other expenses(2)	89,236	-	89,236	n/a	96,425	-	96,425	n/a
Total other expenses	156,073	85,693	70,380	82%	326,957	271,979	54,978	20%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	88,843	225,171	(136,328)	-61%	409,041	657,364	(248,323)	-38%
Income tax (expense) benefit	(816)	(896)	80	-9%	(2,070)	(1,425)	(645)	45%
Income (loss) from unconsolidated entities	5,478	1,998	3,480	174%	14,983	8,097	6,886	85%
Income from continuing operations	93,505	226,273	(132,768)	-59%	421,954	664,036	(242,082)	-36%
Gain (loss) on real estate dispositions, net(3)	(185)	163,579	(163,764)	n/a	273,051	165,109	107,942	65%
Net income	93,320	389,852	(296,532)	-76%	695,005	829,145	(134,140)	-16%
Less: Net income (loss) attributable to noncontrolling interests	1,539	926	613	66%	3,112	1,357	1,755	129%
Net income attributable to common stockholders	$91,781	$388,926	$(297,145)	-76%	$691,893	$827,788	$(135,895)	-16%

(1) See Non-GAAP Financial Measures.
(2) See Note 3 to our unaudited consolidated financial statements.
(3) See Note 5 to our unaudited consolidated financial statements.

     The decrease in rental income is attributable to the disposition of properties exceeding new acquisitions.  Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended September 30, 2017, we had 32 leases with rental rate increasers ranging from 0.07% to 0.58% in our triple-net portfolio. The decrease in interest income is directly related to the volume of loan payoffs during 2016 and 2017.

     Depreciation and amortization decreased as a result of the disposition of triple-net properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

During the nine months ended September 30, 2017 and 2016, we recorded impairment charges on certain held-for-sale triple-net properties as the carrying values exceeded the estimated fair value less costs to sell. Changes in the gain on sales of properties are related to the volume of property sales and the sales prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended September 30, 2017, the increase in other expenses represents non-capitalizable transaction costs primarily related to a joint venture transaction with an existing seniors housing operator, including the conversion of properties from triple-net to seniors housing operating, an exchange of PropCo/OpCo interests and termination/restructuring of pre-existing relationships.

    During the nine months ended September 30, 2017, we completed ten triple-net construction projects totaling $283,472,000 or $347,818 per bed/unit.  The following is a summary of triple-net construction projects pending as of September 30, 2017 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Alexandria, VA	116	$60,156	$40,405	2Q18
Exton, PA	120	34,175	12,779	2Q18
Westerville, OH	90	22,800	3,387	4Q18
	326	$117,131	56,571
Raleigh, NC	Project in planning stage		7,095
Total			$63,666

     Interest expense for the nine months ended September 30, 2017 and 2016 represents secured debt interest expense and related fees.  The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is attributable to the large volume of extinguishments in the first quarter of 2017.  The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$345,866	3.532%	$460,269	5.509%	$594,199	4.580%	$554,014	5.488%
Debt issued	13,000	4.570%	-	0.000%	13,000	4.570%	-	0.000%
Debt extinguished	-	0.000%	(14,565)	5.865%	(255,553)	5.923%	(107,577)	5.028%
Foreign currency	7,707	3.134%	(503)	5.428%	18,525	2.954%	4,550	5.303%
Principal payments	(1,126)	5.559%	(2,514)	5.608%	(4,724)	5.684%	(8,300)	5.635%
Ending balance	$365,447	5.554%	$442,687	5.515%	$365,447	3.554%	$442,687	5.515%

Monthly averages	$358,425	3.560%	$455,044	5.511%	$424,583	3.996%	$498,934	5.496%

A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses related to unconsolidated investments.  Net income attributable to noncontrolling interest represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Seniors Housing Operating

     The following is a summary of our NOI and SSNOI for the seniors housing operating segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	$	%	2017	2016	$	%
NOI	$225,100	$199,495	$25,605	13%	$653,518	$603,219	$50,299	8%
Non SSNOI attributable to same store properties	206	1,269	(1,063)	-84%	918	1,759	(841)	-48%
NOI attributable to non same store properties(1)	(20,894)	(5,803)	(15,091)	260%	(57,501)	(11,596)	(45,905)	396%
SSNOI(2)	$204,412	$194,961	$9,451	5%	$596,935	$593,382	$3,553	1%

(1) Change is primarily due to the acquisition of 50 properties subsequent to January 1, 2016.
(2) Relates to 373 same store properties.

     The following is a summary of our seniors housing operating results of operations (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	$	%	2017	2016	$	%
Revenues:
Resident fees and services	$702,380	$630,017	$72,363	11%	$2,049,757	$1,847,386	$202,371	11%
Interest income	-	1,054	(1,054)	-100%	69	3,126	(3,057)	-98%
Other income	1,497	716	781	109%	4,005	11,889	(7,884)	-66%
Total revenues	703,877	631,787	72,090	11%	2,053,831	1,862,401	191,430	10%
Property operating expenses	478,777	432,292	46,485	11%	1,400,313	1,259,182	141,131	11%
NOI(1)	225,100	199,495	25,605	13%	653,518	603,219	50,299	8%
Other expenses:
Interest expense	16,369	20,360	(3,991)	-20%	47,587	61,157	(13,570)	-22%
Depreciation and amortization	119,089	97,210	21,879	23%	356,023	301,354	54,669	18%
Transaction costs(2)	-	18,083	(18,083)	-100%	-	25,259	(25,259)	-100%
Loss (gain) on extinguishment of debt, net	-	-	-	n/a	3,414	(88)	3,502	n/a
Impairment of assets	-	-	-	n/a	14,191	-	14,191	n/a
Other expenses(2)	5,157	-	5,157	n/a	8,100	-	8,100	n/a
Total other expenses	140,615	135,653	4,962	4%	429,315	387,682	41,633	11%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	84,485	63,842	20,643	32%	224,203	215,537	8,666	4%
Income tax benefit (expense)	(1,519)	515	(2,034)	n/a	9,133	5,304	3,829	72%
Income (loss) from unconsolidated entities	(2,886)	(3,891)	1,005	-26%	(40,527)	(15,713)	(24,814)	158%
Income from continuing operations	80,080	60,466	19,614	32%	192,809	205,128	(12,319)	-6%
Gain (loss) on real estate dispositions, net(3)	(197)	-	(197)	n/a	12,814	-	12,814	n/a
Net income (loss)	79,883	60,466	19,417	32%	205,623	205,128	495	0%
Less: Net income (loss) attributable to noncontrolling interests	1,008	1,556	(548)	-35%	1,199	1,739	(540)	-31%
Net income (loss) attributable to common stockholders	$78,875	$58,910	$19,965	34%	$204,424	$203,389	$1,035	1%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     During the nine month period ended September 30, 2017, we recorded an impairment charge related to two held-for-sale properties for which our carrying value exceeded the estimated fair value less costs to sell.  During the nine month period ended September 30, 2017, we recorded a gain on sale related to the sale of one property previously classified as held-for-sale.

     During the nine month period ended September 30, 2017, we completed one seniors housing operating construction project representing $3,634,000 or $302,833 per unit.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of September 30, 2017 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Chertsey, UK	94	$41,814	$32,103	1Q18
Bushey, UK	95	54,613	30,681	3Q18
	189	$96,427	62,784
New York, NY	Project in planning stage		136,327
London, UK	Project in planning stage		28,433
Total			$227,544

Interest expense represents secured debt interest expense.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,040,985	3.556%	$2,393,628	3.923%	$2,463,249	3.936%	$2,290,552	3.958%
Debt issued	15,659	3.458%	31,549	3.036%	177,459	2.595%	193,541	3.053%
Debt assumed	-	0.000%	47,156	4.132%	-	0.000%	47,156	4.132%
Debt extinguished	(15,449)	2.883%	(29,724)	3.655%	(610,403)	4.918%	(121,337)	3.609%
Foreign currency	39,696	3.180%	(7,980)	3.394%	73,737	3.257%	49,086	3.476%
Principal payments	(11,857)	3.573%	(12,326)	3.860%	(35,008)	3.629%	(36,695)	3.908%
Ending balance	$2,069,034	3.633%	$2,422,303	3.926%	$2,069,034	3.633%	$2,422,303	3.926%

Monthly averages	$2,065,572	3.605%	$2,413,116	3.910%	$2,082,662	3.662%	$2,371,211	3.940%

     The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to the recognition of goodwill and intangible asset impairments as well as non-recurring income tax expense adjustments related to our investments in unconsolidated entities during the nine month period ended September 30, 2017.  During the nine months ended September 30, 2017, we recognized a $7,916,000 deferred tax benefit arising from basis difference generated by the aforementioned unconsolidated entities’ adjustments.

Outpatient Medical

     The following is a summary of our NOI and SSNOI for the outpatient medical segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	$	%	2017	2016	$	%
NOI	$96,772	$94,905	$1,867	2%	$285,675	$287,423	$(1,748)	-1%
Non SSNOI on same store properties	(1,827)	(2,636)	809	-31%	(6,745)	(7,620)	875	-11%
NOI attributable to non same store properties(1)	(9,571)	(7,967)	(1,604)	20%	(25,176)	(26,442)	1,266	-5%
SSNOI(2)	$85,374	$84,302	$1,072	1%	$253,754	$253,361	$393	0%

(1) Change is primarily due to a nonrecurring cash receipt during the three months ended June 30, 2016, offset by acquisitions of seven properties subsequent to January 1, 2016.
(2) Relates to 235 same store properties.

     The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	$	%	2017	2016	$	%
Revenues:
Rental income	$141,325	$134,926	$6,399	5%	$418,886	$402,258	$16,628	4%
Interest income	-	1,009	(1,009)	-100%	-	3,307	(3,307)	-100%
Other income	667	358	309	86%	2,497	4,824	(2,327)	-48%
Total revenues	141,992	136,293	5,699	4%	421,383	410,389	10,994	3%
Property operating expenses	45,220	41,388	3,832	9%	135,708	122,966	12,742	10%
NOI(1)	96,772	94,905	1,867	2%	285,675	287,423	(1,748)	-1%
Other expenses:
Interest expense	2,929	3,986	(1,057)	-27%	7,342	15,132	(7,790)	-51%
Depreciation and amortization	48,158	46,555	1,603	3%	144,567	142,066	2,501	2%
Transaction costs(2)	-	146	(146)	-100%	-	2,188	(2,188)	-100%
Impairment of assets	-	4,635	(4,635)	-100%	5,625	4,635	990	21%
Loss (gain) on extinguishment of debt, net	-	-	-	n/a	4,373	-	4,373	n/a
Other expenses(2)	530	-	530	n/a	2,201	-	2,201	n/a
Total other expenses	51,617	55,322	(3,705)	-7%	164,108	164,021	87	0%
Income from continuing operations before income taxes and income from unconsolidated entities	45,155	39,583	5,572	14%	121,567	123,402	(1,835)	-1%
Income tax (expense) benefit	(366)	417	(783)	n/a	(655)	(59)	(596)	1010%
Income from unconsolidated entities	816	144	672	467%	1,868	88	1,780	2023%
Income from continuing operations	45,605	40,144	5,461	14%	122,780	123,431	(651)	-1%
Gain (loss) on real estate dispositions, net(3)	2,004	(1,228)	3,232.00	n/a	2,004	(1,228)	3,232.00	n/a
Net income (loss)	47,609	38,916	8,693	22%	124,784	122,203	2,581	2%
Less: Net income (loss) attributable to noncontrolling interests	1,032	997	35	4%	3,424	(529)	3,953	n/a
Net income (loss) attributable to common stockholders	$46,577	$37,919	$8,658	23%	$121,360	$122,732	$(1,372)	-1%

(1) See Non-GAAP Financial Measures.
(2) See Note 3 to our unaudited consolidated financial statements.
(3) See Note 5 to our unaudited consolidated financial statements.

     The increase in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2017, our consolidated outpatient medical portfolio signed 98,116 square feet of new leases and 240,234 square feet of renewals.  The weighted-average term of these leases was seven years, with a rate of $33.97 per square foot and tenant improvement and lease commission costs of $20.72 per square foot. Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from 0% to 5%.

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

     During the nine months ended September 30, 2017 and 2016, we recorded impairment charges related to certain held-for-sale properties as the carrying values exceeded the estimated fair values less costs to sell.

    During the nine months ended September 30, 2017, we completed four outpatient medical construction projects representing $63,036,000 or $310 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of September 30, 2017 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Palmer. AK	38,676	$12,345	$466	3Q18
Brooklyn, NY	140,955	105,177	48,165	3Q19
	179,631	$117,522	$48,631

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

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$284,918	4.617%	$563,232	5.129%	$404,079	4.846%	$627,689	5.177%
Debt assumed	-	0.000%	-	0.000%	23,094	6.670%	-	0.000%
Debt extinguished	-	0.000%	(128,406)	5.847%	(137,416)	5.990%	(185,914)	5.892%
Principal payments	(2,000)	6.633%	(3,014)	5.373%	(6,839)	6.762%	(9,963)	5.471%
Ending balance	$282,918	4.693%	$431,812	4.929%	$282,918	4.693%	$431,812	4.929%

Monthly averages	$283,885	4.676%	$521,636	5.077%	$298,933	4.607%	$571,466	5.152%

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

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	$	%	2017	2016	$	%
Revenues:
Other income	$698	$189	$509	269%	$1,171	$705	$466	66%
Expenses:
Interest expense	99,658	100,639	(981)	-1%	290,829	301,864	(11,035)	-4%
Loss (gain) on derivatives, net	-	(2,516)	2,516	-100%	-	(2,516)	2,516	-100%
General and administrative	29,913	36,828	(6,915)	-19%	93,643	122,434	(28,791)	-24%
Other expenses	4,672	-	4,672	n/a	10,882	3,161	7,721	244%
Total expenses	134,243	134,951	(708)	-1%	395,354	424,943	(29,589)	-7%
Loss from continuing operations before income taxes	(133,545)	(134,762)	1,217	-1%	(394,183)	(424,238)	30,055	-7%
Income tax (expense) benefit	2,032	269	1,763	655%	(873)	(1,277)	404	-32%
Loss from continuing operations	(131,513)	(134,493)	2,980	-2%	(395,056)	(425,515)	30,459	-7%
Less: Preferred stock dividends	11,676	16,352	(4,676)	-29%	37,734	49,055	(11,321)	-23%
Less: Preferred stock redemption charge	-	-	-	n/a	9,769	-	9,769	n/a
Net loss attributable to common stockholders	$(143,189)	$(150,845)	$7,656	-5%	$(442,559)	$(474,570)	$32,011	-7%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2017	2016	$	%	2017	2016	$	%
Senior unsecured notes	$92,296	$92,005	$291	0%	$267,444	$279,901	$(12,457)	-4%
Secured debt	49	69	(20)	-29%	164	245	(81)	-33%
Primary unsecured credit facility	3,906	5,137	(1,231)	-24%	13,179	12,142	1,037	9%
Loan expense	3,407	3,428	(21)	-1%	10,042	9,576	466	5%
Totals	$99,658	$100,639	$(981)	-1%	$290,829	$301,864	$(11,035)	-4%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments.  The year-to-date decrease in interest expense is attributed primarily to the $450,000,000 of 4.70% senior unsecured notes extinguished in December 2016.  Please refer to Note 10 to our unaudited consolidated financial statements for additional information.  Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our unaudited consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses as a percentage of consolidated revenues for the three months ended September 30, 2017 and 2016 were 2.74% and 3.41%, respectively.  The decrease in general and administrative expenses is primarily related to a reduction in professional service fees for tax and legal consulting and compensation costs as a result of execution of our strategic initiatives. Other expenses primarily represent severance-related costs associated with the departure of certain executive officers and key employees.

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

     Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations or transaction costs.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2016.  Land parcels, loans, sub-leases and major capital restructurings as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
NOI Reconciliations:	2016	2016	2016	2016	2017	2017	2017
Net income	$165,474	$210,749	$354,741	$351,108	$337,610	$203,441	$89,299
Loss (gain) on real estate dispositions, net	-	(1,530)	(162,351)	(200,165)	(244,092)	(42,155)	(1,622)
Loss (income) from unconsolidated entities	3,820	1,959	1,749	2,829	23,106	3,978	(3,408)
Income tax expense (benefit)	(1,725)	(513)	(305)	(16,585)	2,245	(8,448)	669
Other expenses	-	3,161	-	8,838	11,675	6,339	99,595
Impairment of assets	14,314	-	9,705	13,187	11,031	13,631	-
Provision for loan losses	-	-	-	10,215	-	-	-
Loss (gain) on extinguishment of debt, net	(24)	33	-	17,204	31,356	5,515	-
Loss (gain) on derivatives, net	-	-	(2,516)	68	1,224	736	324
Transaction costs	8,208	5,157	19,842	9,704	-	-	-
General and administrative expenses	45,691	39,914	36,828	32,807	31,101	32,632	29,913
Depreciation and amortization	228,696	226,569	218,061	227,916	228,276	224,847	230,138
Interest expense	132,960	132,326	129,699	126,360	118,597	116,231	122,578
Consolidated net operating income (NOI)	$597,414	$617,825	$605,453	$583,486	$552,129	$556,747	$567,486

NOI by segment:
Triple-net	$308,168	$310,311	$310,864	$279,516	$249,735	$241,347	$244,916
Seniors housing operating	196,475	207,255	199,495	210,895	209,442	218,978	225,100
Outpatient medical	92,713	99,805	94,905	92,841	92,719	96,183	96,772
Non-segment/corporate	58	454	189	234	233	239	698
Total NOI	$597,414	$617,825	$605,453	$583,486	$552,129	$556,747	$567,486

	Nine Months Ended
	September 30,	September 30,
NOI Reconciliations:	2016	2017
Net income	$730,961	$630,356
Loss (gain) on real estate dispositions, net	(163,881)	(287,869)
Loss (income) from unconsolidated entities	7,528	23,676
Income tax expense (benefit)	(2,543)	(5,535)
Other expenses	3,161	117,608
Impairment of assets	24,019	24,662
Loss (gain) on extinguishment of debt, net	9	36,870
Loss (gain) on derivatives, net	(2,516)	2,284
Transaction costs	33,207	-
General and administrative expenses	122,434	93,643
Depreciation and amortization	673,326	683,262
Interest expense	394,985	357,405
Consolidated net operating income (NOI)	$1,820,690	$1,676,362

NOI by segment:
Triple-net	$929,343	$735,998
Seniors housing operating	603,219	653,518
Outpatient medical	287,423	285,675
Non-segment/corporate	705	1,171
Total NOI	$1,820,690	$1,676,362

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
SSNOI Reconciliations:		2016	2016	2016	2016	2017	2017	2017
NOI:
Triple-net		$308,168	$310,311	$310,864	$279,516	$249,735	$241,347	$244,916
Seniors housing operating		196,475	207,255	199,495	210,895	209,442	218,978	225,100
Outpatient medical		92,713	99,805	94,905	92,841	92,719	96,183	96,772
Total		597,356	617,371	605,264	583,252	551,896	556,508	566,788
Adjustments:
Triple-net:
Non SSNOI on same store properties		(13,461)	(11,404)	(11,325)	(11,151)	(10,301)	(9,293)	(9,097)
NOI attributable to non same store properties		(131,095)	(131,047)	(131,847)	(100,819)	(70,397)	(60,073)	(61,543)
Subtotal		(144,556)	(142,451)	(143,172)	(111,970)	(80,698)	(69,366)	(70,640)
Seniors housing operating:
Non SSNOI on same store properties		248	242	1,269	231	231	481	206
NOI attributable to non same store properties		(2,909)	(2,884)	(5,803)	(20,413)	(18,754)	(17,853)	(20,894)
Subtotal		(2,661)	(2,642)	(4,534)	(20,182)	(18,523)	(17,372)	(20,688)
Outpatient medical:
Non SSNOI on same store properties		(2,373)	(2,611)	(2,636)	(1,974)	(2,214)	(2,704)	(1,827)
NOI attributable to non same store properties		(6,467)	(12,007)	(7,967)	(5,036)	(6,252)	(9,352)	(9,571)
Subtotal		(8,840)	(14,618)	(10,603)	(7,010)	(8,466)	(12,056)	(11,398)
SSNOI:	Properties
Triple-net	511	163,612	167,860	167,692	167,546	169,037	171,981	174,276
Seniors housing operating	373	193,814	204,613	194,961	190,713	190,919	201,606	204,412
Outpatient medical	235	83,873	85,187	84,302	85,831	84,253	84,127	85,374
Total	1,119	$441,299	$457,660	$446,955	$444,090	$444,209	$457,714	$464,062

SSNOI Property Reconciliation:
Total properties	1,278
Acquisitions	(83)
Developments	(30)
Held-for-sale	(8)
Transitions/restructurings	(29)
Other(1)	(9)
Same store properties	1,119
(1) Includes eight land parcels and one loan.

		Nine Months Ended
		September 30,	September 30,
SSNOI Reconciliations:		2016	2017
NOI:
Triple-net		$929,343	$735,998
Seniors housing operating		603,219	653,518
Outpatient medical		287,423	285,675
Total		1,819,985	1,675,191
Adjustments:
Triple-net:
Non SSNOI on same store properties		(36,190)	(28,691)
NOI attributable to non same store properties		(393,989)	(192,013)
Subtotal		(430,179)	(220,704)
Seniors housing operating:
Non SSNOI on same store properties		1,759	918
NOI attributable to non same store properties		(11,596)	(57,501)
Subtotal		(9,837)	(56,583)
Outpatient medical
Non SSNOI on same store properties		(7,620)	(6,745)
NOI attributable to non same store properties		(26,442)	(25,176)
Subtotal		(34,062)	(31,921)
SSNOI:	Properties
Triple-net	511	499,164	515,294
Seniors housing operating	373	593,382	596,935
Outpatient medical	235	253,361	253,754
Total	1,119	$1,345,907	$1,365,983

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
FFO Reconciliations:	2016	2016	2016	2016	2017	2017	2017
NICS	$148,969	$195,474	$334,910	$333,042	$312,639	$188,429	$74,043
Depreciation and amortization	228,696	226,569	218,061	227,916	228,276	224,847	230,138
Impairment of assets	14,314	-	9,705	13,187	11,031	13,631	-
Loss (gain) on sales of properties, net	-	(1,530)	(162,351)	(200,165)	(244,092)	(42,155)	(1,622)
Noncontrolling interests	(17,319)	(20,616)	(15,695)	(17,897)	(18,107)	(16,955)	(16,826)
Unconsolidated entities	16,604	17,077	17,240	16,746	16,484	16,593	9,989
FFO	$391,264	$416,974	$401,870	$372,829	$306,231	$384,390	$295,722

Average common shares outstanding:
Basic	355,076	356,646	358,932	362,088	362,534	366,524	369,089
Diluted	356,051	358,891	361,237	364,369	364,652	368,149	370,740

Per share data:
NICS
Basic	$0.42	$0.55	$0.93	$0.92	$0.86	$0.51	$0.20
Diluted	0.42	0.54	0.93	0.91	0.86	0.51	0.20

FFO
Basic	$1.10	$1.17	$1.12	$1.03	$0.84	$1.05	$0.80
Diluted	1.10	1.16	1.11	1.02	0.84	1.04	0.80

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2016	2017
NICS	$679,353	$575,118
Depreciation and amortization	673,326	683,262
Impairment of assets	24,019	24,662
Loss (gain) on sales of properties, net	(163,881)	(287,869)
Noncontrolling interests	(53,630)	(51,887)
Unconsolidated entities	50,921	43,066
FFO	$1,210,108	$986,352

Average common shares outstanding:
Basic	356,911	366,096
Diluted	358,752	367,894

Per share data:
NICS
Basic	$1.90	$1.57
Diluted	1.89	1.56

FFO
Basic	$3.39	$2.69
Diluted	3.37	2.68

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
EBITDA Reconciliations:	2016	2016	2016	2016	2017	2017	2017
Net income	$165,474	$210,749	$354,741	$351,108	$337,610	$203,441	$89,299
Interest expense	132,960	132,326	129,699	126,360	118,597	116,231	122,578
Income tax expense (benefit)	(1,725)	(513)	(305)	(16,585)	2,245	(8,448)	669
Depreciation and amortization	228,696	226,569	218,061	227,916	228,276	224,847	230,138
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728	$536,071	$442,684

Interest Coverage Ratio:
Interest expense	$132,960	$132,326	$129,699	$126,360	$118,597	$116,231	$122,578
Non-cash interest expense	599	(1,519)	(543)	(216)	(1,679)	(2,946)	(3,199)
Capitalized interest	3,037	4,306	4,766	4,834	4,129	3,358	2,545
Total interest	136,596	135,113	133,922	130,978	121,047	116,643	121,924
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728	$536,071	$442,684
Interest coverage ratio	3.85x	4.21x	5.24x	5.26x	5.67x	4.60x	3.63x

Fixed Charge Coverage Ratio:
Total interest	$136,596	$135,113	$133,922	$130,978	$121,047	$116,643	$121,924
Secured debt principal payments	18,642	19,096	18,151	18,577	16,249	15,958	15,300
Preferred dividends	16,352	16,352	16,352	16,352	14,379	11,680	11,676
Total fixed charges	171,590	170,561	168,425	165,907	151,675	144,281	148,900
EBITDA	$525,405	$569,131	$702,196	$688,799	$686,728	$536,071	$442,684
Fixed charge coverage ratio	3.06x	3.34x	4.17x	4.15x	4.53x	3.72x	2.97x

	Nine Months Ended
	September 30,	September 30,
EBITDA Reconciliations:	2016	2017
Net income	$730,961	$630,356
Interest expense	394,985	357,405
Income tax expense (benefit)	(2,543)	(5,535)
Depreciation and amortization	673,326	683,262
EBITDA	$1,796,729	$1,665,488

Interest Coverage Ratio:
Interest expense	$394,985	$357,405
Non-cash interest expense	(1,465)	(7,825)
Capitalized interest	12,109	10,033
Total interest	405,629	359,613
EBITDA	$1,796,729	$1,665,488
Interest coverage ratio	4.43x	4.63x

Fixed Charge Coverage Ratio:
Total interest	$405,629	$359,613
Secured debt principal payments	55,889	47,507
Preferred dividends	49,055	37,734
Total fixed charges	510,573	444,854
EBITDA	$1,796,729	$1,665,488
Fixed charge coverage ratio	3.52x	3.74x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Reconciliations:	2016	2016	2016	2016	2017	2017	2017
Net income	$844,606	$724,894	$880,380	$1,082,070	$1,254,208	$1,246,899	$981,458
Interest expense	504,048	517,512	526,082	521,345	506,982	490,886	483,765
Income tax expense (benefit)	5,030	(2,899)	139	(19,128)	(15,158)	(23,093)	(22,119)
Depreciation and amortization	866,106	883,873	896,135	901,242	900,822	899,100	911,180
EBITDA	2,219,790	2,123,380	2,302,736	2,485,529	2,646,854	2,613,792	2,354,284
Loss (income) from unconsolidated entities	12,676	11,682	10,801	10,357	29,643	31,662	26,505
Transaction costs	70,579	63,245	73,754	42,910	34,702	29,545	9,704
Stock-based compensation expense(1)	29,976	25,883	25,807	28,869	25,588	23,321	24,710
Loss (gain) on extinguishment of debt, net	19,252	398	(186)	17,214	48,593	54,074	54,074
Losses/impairments (gain) on sale of properties, net	(209,228)	(20,647)	(171,246)	(326,839)	(574,216)	(601,209)	(450,185)
Provision for loan losses	-	-	-	10,215	10,215	10,215	10,215
Loss (gain) on derivatives, net	-	-	(2,516)	(2,448)	(1,225)	(489)	2,351
Other expenses(1)	40,636	37,386	37,386	7,721	19,396	23,997	122,211
Additional other income	(2,144)	(13,955)	(11,811)	(16,664)	(16,664)	(4,853)	(4,853)
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886	$2,180,055	$2,149,016

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$504,048	$517,512	$526,082	$521,345	$506,982	$490,886	$483,765
Capitalized interest	9,320	11,566	14,467	16,943	18,035	17,087	14,866
Non-cash interest expense	(1,868)	(7,589)	(4,341)	(1,681)	(3,958)	(5,386)	(8,041)
Total interest	511,500	521,489	536,208	536,607	521,059	502,587	490,590
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886	$2,180,055	$2,149,016
Adjusted interest coverage ratio	4.26x	4.27x	4.22x	4.21x	4.27x	4.34x	4.38x

Total interest	$511,500	$521,489	$536,208	$536,607	$521,059	$502,587	$490,590
Secured debt principal payments	70,076	71,836	74,170	74,466	72,073	68,935	66,084
Preferred dividends	65,408	65,408	65,407	65,406	63,434	58,762	54,086
Total fixed charges	646,984	658,733	675,785	676,479	656,566	630,284	610,760
Adjusted EBITDA	$2,181,537	$2,227,372	$2,264,725	$2,256,864	$2,222,886	$2,180,055	$2,149,016
Adjusted fixed charge coverage ratio	3.37x	3.38x	3.35x	3.34x	3.39x	3.46x	3.52x

(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.

     Our leverage ratios include book capitalization, undepreciated book capitalization and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt less cash and cash equivalents and any IRC section 1031 deposits), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock. Our leverage ratios are defined as the proportion of net debt to total capitalization. The table below reflects the reconciliation of our leverage ratios to our balance sheets for the periods presented. Amounts are in thousands, except share price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2016	2016	2016	2016	2017	2017	2017
Book capitalization:
Borrowings under primary unsecured credit facility	$645,000	$745,000	$1,350,000	$645,000	$522,000	$385,000	$420,000
Long-term debt obligations(1)	12,418,198	12,228,727	12,080,888	11,713,245	10,932,185	10,994,946	11,101,592
Cash & cash equivalents(2)	(355,949)	(466,585)	(456,420)	(557,659)	(380,360)	(442,284)	(250,776)
Total net debt	12,707,249	12,507,142	12,974,468	11,800,586	11,073,825	10,937,662	11,270,816
Total equity	14,999,794	14,868,568	15,264,238	15,281,472	15,110,263	15,313,523	15,244,664
Redeemable noncontrolling interest	359,656	394,126	393,530	398,433	385,418	388,876	386,748
Book capitalization	$28,066,699	$27,769,836	$28,632,236	$27,480,491	$26,569,506	$26,640,061	$26,902,228
Net debt to book capitalization ratio	45%	45%	45%	43%	42%	41%	42%

Undepreciated book capitalization:
Total net debt	$12,707,249	$12,507,142	$12,974,468	$11,800,586	$11,073,825	$10,937,662	$11,270,816
Accumulated depreciation and amortization	4,032,726	4,109,585	4,243,038	4,093,494	4,335,160	4,568,408	4,826,418
Total equity	14,999,794	14,868,568	15,264,238	15,281,472	15,110,263	15,313,523	15,244,664
Redeemable noncontrolling interest	359,656	394,126	393,530	398,433	385,418	388,876	386,748
Undepreciated book capitalization	$32,099,425	$31,879,421	$32,875,274	$31,573,985	$30,904,666	$31,208,469	$31,728,646
Net debt to undepreciated book capitalization ratio	40%	39%	39%	37%	36%	35%	36%

Market capitalization:
Common shares outstanding	356,773	357,690	362,425	362,602	364,564	368,878	370,342
Period end share price	$69.34	$76.17	$74.77	$66.93	$70.82	$74.85	$70.28
Common equity market capitalization	$24,738,640	$27,245,247	$27,098,517	$24,268,952	$25,818,422	$27,610,518	$26,027,636
Total net debt	12,707,249	12,507,142	12,974,468	11,800,586	11,073,825	10,937,662	11,270,816
Noncontrolling interests(3)	839,856	869,320	867,923	873,512	859,478	873,567	901,487
Preferred stock	1,006,250	1,006,250	1,006,250	1,006,250	718,750	718,750	718,503
Enterprise value	$39,291,995	$41,627,959	$41,947,158	$37,949,300	$38,470,475	$40,140,497	$38,918,442
Net debt to market capitalization ratio	32%	30%	31%	31%	29%	27%	29%

(1) Amounts include senior unsecured notes, secured debt and capital lease obligations as reflected on our consolidated balance sheet.
(2) Inclusive of IRC section 1031 deposits, if any.
(3) Includes all noncontrolling interests (redeemable and permanent) as reflected on our consolidated balance sheet.

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

	September 30, 2017		December 31, 2016
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,697,037	$(506,781)	$7,568,832	$(521,203)
Secured debt	1,791,932	(65,900)	2,489,276	(73,944)
Totals	$9,488,969	$(572,681)	$10,058,108	$(595,147)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At September 30, 2017, we had $2,055,426,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $20,554,000.  At December 31, 2016, we had $2,311,996,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $23,120,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2017, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $4,500,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2017		December 31, 2016
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$42,036	$13,778	$87,962 (1)	$722 (1)
Debt designated as hedges	1,607,066	16,071	1,481,591	13,000
Totals	$1,649,102	$29,849	$1,569,553	$13,722

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	-	$-
August 1, 2017 through August 31, 2017	56	71.93
September 1, 2017 through September 30, 2017	-	-
Totals	56	$71.93

(1) During the three months ended September 30, 2017, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

     None.

Item 6. Exhibits

10.1            Resignation Agreement, dated October 3, 2017, by and between Scott A. Estes and Welltower Inc.*

10.2            Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 1.*

10.3            Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 2.*

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

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document**

* **

Management Contract or Compensatory Plan or Arrangement

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: November 7, 2017	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ JOHN A. GOODEY
John A. Goodey,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2017	By:	/s/ PAUL D. NUNGESTER, JR.
Paul D. Nungester, Jr.,
Senior Vice President & Controller (Principal Accounting Officer)