Form 10-K
period 2017-12-31
WELLTOWER INC.
filed 2018-02-28
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☑               Accelerated filer ☐                Non-accelerated filer o                Smaller reporting company o                Emerging growth company o

           (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,562,002,967.

As of January 31, 2018, the registrant had 371,669,527 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 3, 2018, are incorporated by reference into Part III.

WELLTOWER INC.

2017 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Welltower Inc. (NYSE:WELL), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The company invests with leading seniors housing operators, post-acute providers and health systems to fund real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing and post-acute communities and outpatient medical properties.  Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.  More information is available on the Internet at www.welltower.com.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

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

References herein to “we,” “us,” “our” or the “Company” refer to Welltower Inc., a Delaware corporation, and its subsidiaries unless specifically noted otherwise.

Portfolio of Properties

Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2017.

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

Triple-Net

Our triple-net properties include independent living facilities and independent supportive living facilities (Canada), continuing care retirement communities, assisted living facilities, care homes with and without nursing (U.K.), Alzheimer’s/dementia care facilities and long-term/post-acute care facilities.  We invest primarily through acquisitions, development and joint venture partnerships. Our properties are primarily leased to operators under long-term, triple-net master leases that obligate the tenant to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases. We are not involved in property management.  Our properties include stand-alone facilities that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.

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

Care Homes with or without Nursing (U.K.).  Care homes without nursing, regulated by the Care Quality Commission (CQC”), are rental properties that provide essentially the same services as U.S. assisted living facilities. Care homes with nursing, also regulated by the CQC, are licensed daily rate or rental properties where the majority of individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for various national and local reimbursement programs.  Unlike the U.S., care homes with nursing in the U.K. generally do not provide post-acute care.

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

     Our triple-net segment accounted for 22%, 28% and 31% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  For the year ended December 31, 2017, our revenues related to our relationship with Genesis HealthCare (“Genesis”) accounted for approximately 20% of our triple-net segment revenues and 4% of our total revenues. As of December 31, 2017, our relationship with Genesis was comprised of a master lease for 86 properties owned 100% by us, three real estate loans totaling approximately $267 million, approximately 9.5 million shares of GEN Series A common stock (representing approximately 6% of total GEN common stock) and a 25% ownership stake in an unconsolidated joint venture that includes a master lease for 28 properties operated by Genesis. In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases.  All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, a subsidiary of Genesis. Please see Notes 6 and 21 to our consolidated financial statements for additional information.

Seniors Housing Operating

Our seniors housing operating properties include several of the facility types described in “Item 1 – Business – Property Types – Triple-Net”, including independent living facilities and independent supportive living facilities, assisted living facilities, care homes and Alzheimer’s/dementia care facilities.  Properties are primarily held in joint venture entities with operating partners. We utilize the structure proposed in the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).  See Note 18 to our consolidated financial statements for more information.

     Our seniors housing operating segment accounted for 65%, 59% and 56% of total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, we had relationships with 17 operators to manage our seniors housing operating properties.  In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract.  We rely on our partners to effectively and efficiently manage these properties.  For the year ended December 31, 2017, our relationship with Sunrise Senior Living accounted for approximately 37% of our seniors housing operating segment revenues and 24% of our total revenues. See Note 7 to our consolidated financial statements for additional information.

Outpatient Medical

Outpatient Medical Buildings.  The outpatient medical building portfolio consists of health care related buildings that generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Our portfolio has a strong affiliation with health systems. Approximately 95% of our outpatient medical building portfolio is affiliated with health systems (with buildings on hospital campuses or serving as satellite locations for the health system and its physicians). We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management.  Our outpatient medical segment accounted for 13% of total revenues for each of the years ended December 31, 2017, 2016 and 2015.  No single tenant exceeds 20% of segment revenues.

Investments

We invest in seniors housing and health care real estate primarily through acquisitions, developments and joint venture partnerships. For additional information regarding acquisition and development activity, please see Note 3 to our consolidated financial statements.  We seek to diversify our investment portfolio by property type, relationship and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s/partner’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor/partner; (4) the security for any lease or loan; (5) the real estate attributes of the building and its location; (6) the capital committed to the property by the obligor/partner; and (7) the operating fundamentals of the applicable industry.

We monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division manages and monitors the outpatient medical portfolio with a comprehensive process including review of, among other things, tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions.

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

At December 31, 2017, approximately 92% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. This bundling feature benefits us because the tenant cannot limit the purchase or renewal to the better performing properties and terminate the leasing arrangement with respect to the poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts.  In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.

Our outpatient medical portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2017, 80% of our portfolio included leases with full pass through, 19% with a partial expense reimbursement (modified gross) and 1% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of seven years at December 31, 2017 and are often credit enhanced by security deposits, guaranties and/or letters of credit.

Construction.  We provide for the construction of properties for tenants primarily as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our Company-wide cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a Company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2017, we had outstanding construction investments of $237,746,000 and were committed to provide additional funds of approximately $429,815,000 to complete construction for investment properties. See Note 3 to our consolidated financial statements for additional information. We also provide for construction loans which, depending on the terms and conditions, could be treated as loans, real property, or investments in unconsolidated entities.

Real Estate Loans.  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by first/second mortgage liens, leasehold mortgages, corporate guaranties and/or personal guaranties. At December 31, 2017, we had gross outstanding real estate loans of $495,871,000.  The interest yield averaged approximately 9.2% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2017 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates. See Note 6 to our consolidated financial statements for additional information.

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

Principles of Consolidation

     The consolidated financial statements are in conformity with U.S general accepted accounting principles (“U.S. GAAP”) and include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

     At inception of joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  Accounting Standards Codification Topic 810, Consolidations, requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.

     For investments in joint ventures, U.S. GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s).  We assess the limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

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

Competition

We compete with other real estate investment trusts, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance/investment companies, government-sponsored agencies, taxable and tax-exempt bond funds, health care operators, developers and other investors in the acquisition, development, leasing and financing of health care and seniors housing properties. We compete for investments based on a number of factors including relationships, certainty of execution, investment structures and underwriting criteria. Our ability to successfully compete is impacted by economic and demographic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and renovation costs, and applicable laws and regulations.

The operators/tenants of our properties compete with properties that provide comparable services in the local markets. Operators/tenants compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences, physicians, staff, and price. We also face competition from other health care facilities for tenants, such as physicians and other health care providers that provide comparable facilities and services.

For additional information on the risks associated with our business, please see “Item 1A — Risk Factors” of this Annual Report on Form 10-K.

Employees  As of January 31, 2018, we had 392 employees.

Credit Concentrations  Please see Note 8 to our consolidated financial statements.

Geographic Concentrations  Please see “Item 2 – Properties” below and Note 17 to our consolidated financial statements.

Health Care Industry

     The demand for health care services, and consequently health care properties, is projected to reach unprecedented levels in the near future. The Centers for Medicare and Medicaid Services (“CMS”) projects that national health expenditures will rise to approximately $3.7 trillion in 2018 or 18.5% of gross domestic product. The average annual growth in national health expenditures for 2015 through 2025 is expected to be 5.8%. While demographics are the primary driver of demand, economic conditions and availability of services contribute to health care service utilization rates. We believe the health care property market may be less susceptible to fluctuations and economic downturns relative to other property sectors. Investor interest in the market remains strong, especially in specific sectors such as private-pay seniors housing and outpatient medical buildings. The total U.S. population for 2015 through 2025 is projected to increase by 9.3%. The elderly population aged 65 and over is projected to increase by 36% through 2025. The elderly are an important component of health care utilization, especially independent living services, assisted living services, long-term/post-acute care services, inpatient and outpatient hospital services and physician ambulatory care. Most health care services are provided within a health care facility such as a hospital, a physician’s office or a seniors housing community. Therefore, we believe there will be continued demand for companies, such as ours, with expertise in health care real estate.

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

Certain Government Regulations

United States

Health Law Matters — Generally

     Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws.  Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs, and these facilities are subject to extensive regulation, including federal and state laws covering the type and quality of medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies.  In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the federal Anti-Kickback Statute (“AKS”), the federal Stark Law (“Stark Law”), and the federal False Claims Act (“FCA”), as well as comparable state laws.  Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards.  Our tenants’ failure to comply with applicable laws and regulations could result in, among other things: loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility.  See risk factors “The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us” and “Our operators’ or tenants’ failure to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us” in “Item 1A – Risk Factors” below.

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

     With respect to licensure, generally our long-term/post-acute care facilities are required to be licensed and certified for participation in Medicare, Medicaid, and other federal and state health care programs.  The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property.  In addition, if a property is found to be out of compliance with Medicare, Medicaid, or other federal or state health care program conditions of participation, the property operator may be excluded from participating in those government health care programs.

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

•         Seniors Housing Facilities.  Approximately 60% of our overall revenues for the year ended December 31, 2017 were attributable to U.S. seniors housing facilities.  The majority of the revenues received by the operators of these facilities are from private pay sources. The remaining revenue source is primarily Medicaid provided under state waiver programs for home and community based care.  As of September 30, 2017, 14 of our 43 seniors housing operators received Medicaid reimbursement pursuant to Medicaid waiver programs. For the twelve months ended September 30, 2017, approximately 1.2% of the revenues at our seniors housing facilities were from Medicaid reimbursement.  There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status.  Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs.  Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care.  The level of Medicaid reimbursement varies from state to state.  Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility, and reimbursement levels.  In addition, a state could lose its Medicaid waiver and no longer be permitted to utilize Medicaid dollars to reimburse for assisted living services.

•         Long-Term/Post-Acute Care Facilities.  Approximately 8% of our overall revenues for the year ended December 31, 2017 were attributable to U.S. long-term/post-acute care facilities.  The majority of the revenues received by the operators of these facilities are from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors.  Consequently, changes in federal or state reimbursement policies may adversely affect an operator’s ability to cover its expenses, including our rent or debt service.  Long-term/post-acute care facilities are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities.  A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future.  Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors. Recent focus on billing practices, payments, and quality of care, or ongoing government pressure to reduce spending by government health care programs, could result in lower payments to long-term/post-acute care facilities and, as a result, may impair an operator’s ability to meet its financial obligations to us.

☐     Medicare Reimbursement.  For the twelve months ended September 30, 2017, approximately 35% of the revenues at our long-term/post-acute care facilities were paid by Medicare. Generally, long-term/post-acute care facilities are reimbursed under the Medicare Skilled Nursing Facility Prospective Payment System (“SNF PPS”), the Inpatient Rehabilitation Facility Prospective Payment System (“IRF PPS”), or the Long-Term Care Hospital Prospective Payment System (“LTCH PPS”), which generally provide reimbursement based upon a predetermined fixed amount per episode of care and are updated by CMS, an agency of the Department of Health and Human Services (“HHS”) annually.  In August 2017, CMS made some positive payment updates for fiscal year (“FY”) 2017 under the SNF PPS, the IRF PPS and the LTCH PPS.  In particular, CMS published a final rule regarding FY 2018 Medicare payment policies and rates for:

§  SNF PPS.  Under the final SNF PPS rule, CMS projects that payments to SNFs will increase in FY 2018 on an aggregate basis by 1.0% from payments in FY 2017.

§  IRF PPS.  Under the IRF PPS rule, CMS estimates that aggregate payments to IRFs will increase in FY 2018 on an aggregate basis by 0.9% relative to payments in FY 2017.

§  LTCH PPS.  As a result of the continuation of the phase-in of site neutral payment rates for specified cases in LTCHs, CMS projects FY 2018 Medicare payments to LTCHs will decrease by 2.4%.  Payment rates will increase by 1.0% for cases that qualify for the higher standard LTCH PPS rate.  CMS also finalized its proposal to remove from FY 2018 payment rates the temporary 0.6% Medicare Part A hospital payment increase to FY 2017 payment rates implemented in connection with a federal district court’s review of the “Two Midnight” payment policy.

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

☐     Medicaid Reimbursement.  For the twelve months ended September 30, 2017, approximately 36% of the revenues of our long-term/post-acute care facilities were paid by Medicaid.  Many states reimburse SNFs, for example, using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care.  In most states, Medicaid does not fully reimburse the cost of providing services.  Certain states are attempting to slow the rate of Medicaid growth by freezing rates or restricting eligibility and benefits.  In addition, Medicaid reimbursement rates may decline if state revenues in a particular state are not sufficient to fund budgeted expenditures.

•         Medicare Reimbursement for Physicians, Hospital Outpatient Departments (“HOPDs”), and Ambulatory Surgical Centers (“ASCs”).  Changes in reimbursement to physicians, HOPDs, and ASCs may further affect our tenants and operators.  Generally, Medicare reimburses physicians under the Physician Fee Schedule, while HOPDs and ASCs are reimbursed under prospective payment systems.  The Physician Fee Schedule and the HOPD and ASC prospective payment systems are updated annually by CMS.  These annual Medicare payment regulations have resulted in lower net pay increases than providers of those services have often expected.  In addition, the Medicare and Children’s Health Insurance Program Reauthorization Act of 2015 (“MACRA”) includes payment reductions for providers who do not meet government quality standards.  The implementation of pay-for-quality models like those required under MACRA is expected to produce funding disparities that could adversely impact some provider tenants in outpatient medical buildings and other health care properties.  Changes in Medicare Advantage plan payments may also indirectly affect our operators and tenants that contract with Medicare Advantage plans.

•         Health Reform Laws.  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”) dramatically altered how health care is delivered and reimbursed in the U.S. and contained various provisions, including Medicaid expansion and the establishment of Health Insurance Exchanges (“HIEs”) providing subsidized health insurance, that may directly impact us or the operators and tenants of our properties.  Since taking office, President Trump and the current U.S. Congress have sought to modify, repeal, or otherwise invalidate all or portions of the Health Reform Laws. For example, in October 2017, President Trump issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Health Reform Laws and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Health Reform Laws to the maximum extent permitted by law.  On the same day, the federal government separately announced that cost-sharing reduction payments to insurers offering qualified health plans through the HIEs would end, effective immediately, unless Congress appropriated the funds. Further, in December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act, which included a provision that eliminates the penalty under the Health Reform Laws’ individual mandate and could impact the future state of the HIEs established by the Health Reform Laws.  There is still uncertainty with respect to the additional impact President Trump’s Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws.  We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.

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

Federal and State Data Privacy and Security Laws

    The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of individually identifiable health information.  Violations of these laws may result in substantial civil and/or criminal fines and penalties.  The costs for an operator of a health care property associated with developing and maintaining HIPAA compliance systems, defending enforcement actions and paying any assessed fines, can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us.

United Kingdom

     In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations.  This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, amongst other things, that all persons carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services).  These laws currently take the form of the U.K.’s Data Protection Act 1998, enforced by the U.K.’s Information Commissioner’s Office, but are expected to be replaced by the European Union’s (“EU”) new General Data Protection Regulation (“GDPR”).  The GDPR will impose a significant number of new obligations with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater.  Entities incorporated in or carrying on a business in the U.K. as well as individuals residing in the U.K. are also subject to the U.K. Bribery Act 2010.  The U.K. recently introduced a new national minimum wage with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years.  The U.K. recently voted to exit from the EU (“Brexit”).  Negotiations on the exit agreement are underway but at present it is not possible to predict whether Brexit will have a material impact on our operators’ or tenants’ property or business.

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

•         Supportive Living (also called assisted living) provides home-like accommodation for residents who wish or need to access care, assistance, and services. Operators provide at least one meal a day and/or housekeeping services.  There are four levels of supportive living, addressing care needs from basic to advanced.  In addition, there are two specialized designations of supportive care to address the needs of residents who require the highest level of care including for those who have cognitive impairments. Supportive living can include senior lodges, group homes, and mental health and designated supportive living accommodations, which can be operated by private for-profit or not-for-profit, or public operators.  Supportive living services are licensed and regulated under provincial laws, and governed by the Ministry of Health.  Operators receiving public funds for health and personal care services must also comply with additional provincial legislation, and are subject to legislated safeguards aimed at investigation of suspected abuse. The maximum accommodation fee in publicly-funded designated supportive living is regulated by Alberta Health. In other supportive living settings, the operator sets the cost of accommodation. Health services are publicly-funded and provided through Alberta Health Services.  Private sector operators are eligible to apply for government funding under a government capital grant program that provides funding to develop long-term care and affordable supportive living spaces.

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

Québec

     Provincial laws in Québec regulate retirement homes (private seniors’ residences) as well as long-term care homes (residential and long-term care centers). Private seniors’ residences are required to obtain a certificate of compliance based on prescribed operating standards.  A certificate of compliance is issued for a period of four years and is renewable. The regional health and social agency may revoke or refuse to issue or renew a certificate of compliance if, among other things, the operator fails to comply with the applicable law. The agency may also order corrective measures, further to an inspection, complaint or investigation. The agency is authorized to inspect a residence, at any reasonable time of day, in order to ascertain whether it complies with the law.

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

     In May 2017, Quebec adopted the Act to combat maltreatment of seniors and other persons of full age in vulnerable situations, which aims to implement a Quebec-wide framework agreement to combat maltreatment, targets all facilities that provide health services and social services to seniors and vulnerable persons, including health establishments and private residences.  We expect that it will affect private seniors’ residences in the following ways:

•         Health establishments are required to adopt an “Anti-Maltreatment Policy”, providing notably for the measures put in place to prevent maltreatment of persons in vulnerable situations;

•         The policy adopted by health establishments will notably have to include the required adaptation for the implementation of the policy in private sector residences; and

•         Operators of private seniors’ residences will be required to apply the policy adopted by the integrated health and social services center in their territory, as well as ensure that the policy is known by residents, their family members and their employees.

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

     The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts.  To date, monetary penalties granted have been on the low side, although that is changing with civil actions for breach of privacy and may change further as a result of class action activity.  There are over 60 privacy class actions which have been filed in Canada over recent years although none have yet been decided on their merits.  Regulators have the authority to make public the identity of a custodian that has been found to have committed a breach, so there is a reputational risk associated with privacy law violations even where no monetary damages are incurred. The notification of residents (mandatory under some privacy laws) and other activities required to manage a privacy breach can give rise to significant costs.

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

Taxation

     U.S. Federal Income Tax Considerations

     General

     We elected to be taxed as a REIT commencing with our first taxable year. We intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of complex qualification tests imposed under federal income tax law with respect to income, assets, distribution level and diversity of share ownership. There can be no assurance that we will be owned and organized and will operate in a manner so as to qualify or remain qualified.

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

     The Tax Cuts and Jobs Act (“Tax Act”)

     The Tax Act made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders.  Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review may have led to drafting errors, issues needing clarification and unintended consequences that may need to be addressed subsequent tax legislation.  It is unknown when Congress may address these issues or when the Internal Revenue Service (“IRS”) may issue guidance regarding the interpretation and implementation of the Tax Act.  We cannot predict what impact future legislation and guidance will have on us or our shareholders.

Internet Access to Our SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other materials that are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on the Internet at www.welltower.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. We routinely post important information on our website at www.welltower.com in the “Investors” section, including corporate and investor presentations and financial information.  We intend to use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors.”  Accordingly, investors should monitor such portion of our website in addition to following our press releases, public conference calls, and filings with the Securities and Exchange Commission.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

Cautionary Statement Regarding Forward-Looking Statements

     This Annual Report on Form 10-K and the documents incorporated by reference contain statements that constitute “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. When we use words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, we are making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to our opportunities to acquire, develop or sell properties; our ability to close our anticipated acquisitions, investments or dispositions on currently anticipated terms, or within currently anticipated timeframes; the expected performance of our operators/tenants and properties; our expected occupancy rates; our ability to declare and to make distributions to stockholders; our investment and financing opportunities and plans; our continued qualification as a REIT; and our ability to access capital markets or other sources of funds.

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

Item 1A. Risk Factors

     This section discusses the most significant factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, as well as other risks and uncertainties that are not addressed in this section or that we have not yet identified, actually occur, we could be materially adversely affected and the value of our securities could decline. We group these risk factors into three categories:

•          Risks arising from our business;

•          Risks arising from our capital structure; and

•          Risks arising from our status as a REIT.

Risks Arising from Our Business

Our investments in and acquisitions of health care and seniors housing properties may be unsuccessful or fail to meet our expectations

     We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of seniors housing and health care properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations.  Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all.  Health care properties are often highly customizable and the development or redevelopment of such properties may require costly tenant-specific improvements.  We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.  As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities.  All of the foregoing could affect our ability to continue paying dividends at the current rate.

Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet their obligations, and disputes between us and our partners

     We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such dispute and could have an adverse impact on the operations and profitability of the joint venture; and that our partner may be in a position to take action or withhold consent contrary to our instructions or requests. In addition, our ability to transfer our interest in a joint venture to a third party may be restricted. In some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

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

Decreases in our operators’ revenues or increases in our operators’ expenses could affect our operators’ ability to make payments to us

     Our operators’ revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results.  All of the foregoing could affect our ability to continue paying dividends at the current rate.

Increased competition and oversupply may affect our operators’ ability to meet their obligations to us

     The operators of our properties compete on a local and regional basis with operators of properties and other health care providers that provide comparable services for residents and patients, including on the basis of the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price, and location.  Our operators are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses.  In addition, we expect that there will continue to be a more than adequate inventory of seniors housing facilities.  We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us.  If our operators cannot compete effectively or if there is an oversupply of facilities, their financial performance and ability to meet their obligations to us could have a material adverse effect on our financial results.

A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our seniors housing operating and triple-net properties

     Our and our operators’ revenues are dependent on occupancy.  It is impossible to predict the severity of the cold and flu season or the occurrence of epidemics or any other widespread illnesses.  The occupancy of our seniors housing operating and triple-net properties could significantly decrease in the event of a severe cold and flu season, an epidemic or any other widespread illness.  Such a decrease could affect the operating income of our seniors housing operating properties and the ability of our triple-net operators to make payments to us.  In addition, a flu pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents, and adversely affect their ability to meet their obligations to us, which would have a material adverse effect on our financial results.

The insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors may adversely affect our business, results of operations and financial condition

     We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors may not be able to meet the rent, principal and interest or other payments due us, which may result in a tenant, operator, borrower, manager or other obligor bankruptcy or insolvency, or that a tenant, operator, borrower, manager or other obligor might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, and our loans provide us with the right to terminate any funding obligation, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, borrower, manager or other obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and interest in the case of a loan, and to exercise other rights and remedies. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law.  We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some instances, we have terminated our lease with a tenant and relet the property to another tenant. In some of those situations, we have provided working capital loans to and limited indemnification of the new obligor. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.  All of the foregoing could affect our ability to continue paying dividends at the current rate.

We may not be able to timely reinvest our sale proceeds on terms acceptable to us

     From time to time, we will have cash available from the proceeds of sales of our securities, principal payments on our loans receivable or the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. In order to maintain current revenues and continue generating attractive returns, we expect to re-invest these proceeds in a timely manner. We compete for real estate investments with a broad variety of potential investors, including other health care REITs, real estate partnerships, health care providers, health care lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us.

We depend on Genesis HealthCare (“Genesis”) and Brookdale Senior Living (“Brookdale”) for a significant portion of our revenues and any failure, inability or unwillingness by them to satisfy obligations under their agreements with us could adversely affect us

     The properties we lease to Genesis and Brookdale account for a significant portion of our revenues, and because our leases with Genesis and Brookdale are triple-net leases, we also depend on Genesis and Brookdale to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Genesis and Brookdale will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any failure, inability or unwillingness by Genesis or Brookdale to do so could have an adverse effect on our business, results of operations and financial condition. Although the most recent publicly available financial statements of Genesis reflect going concern disclosures, the operator remains current on rent and the coverage remains above 1.0.  Genesis and Brookdale have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that Genesis and Brookdale will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.  Genesis’s and Brookdale’s failure to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputations and their ability to attract and retain patients and residents in our properties, which, in turn, could adversely affect our business, results of operations and financial condition. Additionally, we have made real estate and other loans to Genesis and their operational or other failures could adversely impact their ability to repay these loans when due.  See Note 21 to our consolidated financial statements for additional information regarding Genesis.

The properties managed by Sunrise Senior Living, LLC (“Sunrise”) account for a significant portion of our revenues and operating income and any adverse developments in its business or financial condition could adversely affect us

     As of December 31, 2017, Sunrise managed 158 of our seniors housing operating properties.  These properties account for a significant portion of our revenues, and we rely on Sunrise to manage these properties efficiently and effectively.  We also rely on Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations.  Any adverse developments in Sunrise’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect our business, results of operations, and financial condition.  Also, if Sunrise experiences any significant financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other things, acceleration of its indebtedness, impairment of its continued access to capital or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, which, in turn, could adversely affect our business, results of operations and financial condition. See Note 7 to our consolidated financial statements for additional information.

Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations

     We have operations in Canada and the U.K. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions (regionally, nationally and locally) including, but not limited to, the U.K.’s June 2016 vote to exit the EU; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.

If our tenants do not renew their existing leases, or if we are required to sell properties for liquidity reasons, we may be unable to lease or sell the properties on favorable terms, or at all

     We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times. If these leases are not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all.

     Real estate investments are relatively illiquid and most of the property we own is highly customized for specific uses. Our ability to quickly sell or exchange any of our properties in response to changes in operator, economic and other conditions will be limited. No assurances can be given that we will recognize full value for any property that we are required to sell. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and health care industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.  All of the foregoing could affect our ability to continue paying dividends at the current rate.

Our tenants, operators and managers may not have the necessary insurance coverage to insure adequately against losses

     We maintain or require our tenants, operators and managers to maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly-situated companies in our industry, and we frequently review our insurance programs and requirements.  That said, we cannot assure you that we or our tenants, operators or managers will continue to be able to maintain adequate levels of insurance and required coverages or that we will continue to require the same levels of insurance coverage under our lease, management and other agreements, which could adversely affect us in the event of a significant uninsured loss.  Also, in recent years, long-term/post-acute care and seniors housing operators and managers have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. General and professional liability insurance coverage may be restricted or very costly, which may adversely affect the tenants’, operators’ and managers’ future operations, cash flows and financial condition, and may have a material adverse effect on the tenants’, operators’ and managers’ ability to meet their obligations to us.

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

The requirements of, or changes to, governmental reimbursement programs, such as Medicare, Medicaid or government funding, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us

     Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing government investigations and audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us.

     The Health Reform Laws, provide those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early February 2018, more than 60% of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants. We expect that the current Presidential Administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Health Reform Laws, including Medicaid expansion. Since taking office, President Trump has continued to support the repeal of all or portions of the Health Reform Laws.  See “Item 1 — Business — Certain Government Regulations — United States — Reimbursement” above for additional information. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business, or that of our operators and tenants.

Our operators’ or tenants’ failure to comply with federal, state, province, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us

     Our operators and tenants generally are subject to varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. See “Item 1 — Business — Certain Government Regulations — United States — Fraud & Abuse Enforcement” above.

     Many of our properties may require a license, registration, and/or CON to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration, or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to make rent or other obligatory payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of health care facilities, by requiring a CON or other similar approval from a state agency. See “Item 1 — Business — Certain Government Regulations — United States — Licensing and Certification” above.

The real estate market and our business may be negatively impacted by changes to U.S. tax laws

     The Tax Act adopted on December 22, 2017 significantly changes the U.S. income tax rules for individuals and corporations.  We are continuing to evaluate the impact of the Tax Act and, as such, its implications for our business remain uncertain.  Although the Tax Act involves comprehensive changes to the system of corporate income tax, it does not substantively change the manner in which REITs are taxed.  Although numerous provisions of the Tax Act do affect REITs, we are generally not subject to pay federal taxes applicable to regular corporations if we comply with the tax regulations governing REIT status.  Nonetheless, the Tax Act makes numerous changes to the individual income tax rules that may affect the real estate market in the U.S., including limitations on the deductibility of state and local property taxes, the elimination of the deductibility of interest on new home equity loans and a reduction in the limit for an individual’s mortgage interest expense to interest on $750,000 of mortgages.  Although the impact of these changes is likely to be most significant in the residential real estate market, rather than in the sectors where we operate, the effects of these changes on the broader real estate market in the geographic areas in which we operate and on our tenants remain uncertain.

Changes in applicable tax regulations could negatively affect our financial results

     We are subject to taxation in the U.S. and numerous foreign jurisdictions.  Because, even with the passage of the Tax Act, the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent.  Longstanding international norms that determine each country’s jurisdiction to tax cross-border international trade are evolving, such as the Base Erosion and Profit Shifting project (“BEPS”) currently being undertaken by the G8, G20 and Organization for Economic Cooperation and Development.  Tax changes pursuant to BEPS could reduce the ability of our foreign subsidiaries to deduct for foreign tax purposes the interest they pay on loans from us, thereby, increasing the foreign tax liability of the subsidiaries; it is also possible that foreign countries could increase their withholding taxes on dividends and interest.  Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes on our earnings and cash flow, but such changes could adversely impact our financial results.

Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition

     From time to time, we may be directly involved in a number of legal proceedings, lawsuits and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators/tenants or managers in which such operators/tenants or managers have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

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

We may experience losses caused by severe weather conditions or natural disasters, which could result in an increase of our or our tenants’ cost of insurance, a decrease in our anticipated revenues or a significant loss of the capital we have invested in a property

     We maintain or require our tenants to maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are appropriate given the relative risk and costs of such coverage, and we frequently review our insurance programs and requirements. However, a large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods. We believe, given current industry practice and analysis prepared by outside consultants, that our and our tenants’ insurance coverage is appropriate to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornadoes, floods and other severe weather conditions and natural disasters, including the effects of climate change. Nevertheless, we are always subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses. These losses may lead to an increase of our and our tenants’ cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property.  In addition, we or our tenants may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our or our tenants’ judgment, the value of the coverage relative to the risk of loss.

We may incur costs to remediate environmental contamination at our properties, which could have an adverse effect on our or our obligors’ business or financial condition

     Under various laws, owners or operators of real estate may be required to respond to the presence or release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination or exposure to hazardous substances. We may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property. Moreover, we review environmental site assessments of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which we believe qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition or the business or financial condition of our obligors.

Cybersecurity incidents could disrupt our business and result in the loss of confidential information

     Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches, including those resulting from human error, product defects and technology failures. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents could disrupt our business, compromise the confidential information of our employees, operators, tenants and partners, damage our reputation and have a materially adverse effect on our business, financial condition and results of operations.

Our success depends on key personnel whose continued service is not guaranteed

     Our success depends on the continued availability and service of key personnel, including our executive officers and other highly qualified employees, and competition for their talents is intense.  We cannot assure you that we will retain our key personnel or that we will be able to recruit and retain other highly qualified employees in the future.  Losing any key personnel could, at least temporarily, have a material adverse effect on our business, financial position and results of operations.

Risks Arising from Our Capital Structure

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

Cash available for distributions to stockholders may be insufficient to make dividend contributions at expected levels and are made at the discretion of the Board of Directors

     If cash available for distribution generated by our assets decreases due to dispositions or otherwise, we may be unable to make dividend distributions at expected levels.  Our inability to make expected distributions would likely result in a decrease in the market price of our common stock.  All distributions are made at the discretion of our Board of Directors in accordance with Delaware law and depend on our earnings, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, restrictive covenants in our financial and other contractual arrangements, maintenance of our REIT qualification, restrictions under Delaware law and other factors as our Board of Directors may deem relevant from time to time.  Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur.

We are subject to covenants in our debt agreements that could have a material adverse impact on our business, results of operations and financial condition

     Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. These defaults could have a material adverse impact on our business, results of operations and financial condition.

Limitations on our ability to access capital could have an adverse effect on our ability to make future investments or to meet our obligations and commitments

     We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature.  Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions; the market’s perception of our growth potential and our current and potential future earnings and cash distributions; the market price of the shares of our capital stock and the credit ratings of our debt securities; the financial stability of our lenders, which might impair their ability to meet their commitments to us or their willingness to make additional loans to us; changes in the credit ratings on U.S. government debt securities; or default or delay in payment by the U.S. of its obligations. If our access to capital is limited by these factors or other factors, it could negatively impact our ability to acquire properties, repay or refinance our indebtedness, fund operations or make distributions to our stockholders.

Downgrades in our credit ratings could have a material adverse impact on our cost and availability of capital

     We plan to manage the Company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our results of operations, liquidity and/or financial condition.

Increases in interest rates could have a material adverse impact on our cost of capital

     An increase in interest rates may increase interest cost on new and existing variable rate debt.  Such increases in the cost of capital could adversely impact our ability to finance operations, the acquisition and development of properties, and refinance existing debt.  Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.

Fluctuations in the value of foreign currencies could adversely affect our results of operations and financial position

     Currency exchange rate fluctuations could affect our results of operations and financial position. We generate a portion of our revenue and expenses in such foreign currencies as the Canadian dollar and the British pound sterling. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of foreign currencies, we cannot assure you that foreign currency fluctuations will not have a material adverse effect on us.

Our entry into hedge agreements may not effectively reduce our exposure to changes in interest rates or foreign currency exchange rates

     We enter into hedge agreements from time to time to manage some of our exposure to interest rate and foreign currency exchange rate volatility. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates or foreign currency exchange rates. When we use forward-starting interest rate swaps, there is a risk that we will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, our results of operations may be adversely affected.

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

Certain subsidiaries might fail to qualify or remain qualified as a REIT

     We own interests in a number of entities which have elected to be taxed as REITs for U.S. federal income tax purposes, some of which we consolidate for financial reporting purposes but each of which is treated as a separate REIT for federal income tax purposes (each a “Subsidiary REIT”).  To qualify as a REIT, each Subsidiary REIT must independently satisfy all of the REIT qualification requirements under the Code, together with all other rules applicable to REITs.  Provided that each Subsidiary REIT qualifies as a REIT, our interests in the Subsidiary REITs will be treated as qualifying real estate assets for purposes of the REIT asset tests.  If a Subsidiary REIT fails to qualify as a REIT in any taxable year, such Subsidiary REIT will be subject to federal and state income taxes and may not be able to qualify as a REIT for the four subsequent taxable years.  Any such failure could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT, unless we are able to avail ourselves of certain relief provisions.

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

If certain sale-leaseback transactions are not characterized by the Internal Revenue Service (“IRS”) as “true leases,” we may be subject to adverse tax consequences

     We have purchased certain properties and leased them back to the sellers of such properties, and we may enter into similar transactions in the future. We intend for any such sale-leaseback transaction to be structured in such a manner that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, depending on the terms of any specific transaction, the IRS might take the position that the transaction is not a “true lease” but is more properly treated in some other manner. In the event any sale-leaseback transaction is challenged and successfully re-characterized by the IRS, we would not be entitled to claim the deductions for depreciation and cost recovery generally available to an owner of property. Furthermore, if a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT asset tests or income tests and, consequently, could lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which may cause us to fail to meet the REIT annual distribution requirements for a taxable year.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities

     We are subject to taxes in the U.S. and foreign jurisdictions.  Our analysis of the Tax Act may be impacted by any corrective legislation and any guidance provided by the U.S. Treasury, the IRS or by the General Explanation of the Tax Act, which is under preparation by the Staff of the Congressional Joint Committee on Taxation.  Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.  We are also subject to the examination of our tax returns and other tax matters by the IRS and other tax authorities and governmental bodies.  We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes.  There can be no assurance as to the outcome of these examinations.  If we were subject to review or examination by the IRS or applicable foreign jurisdiction as the result of any new tax law changes (including the recently enacted Tax Act) the ultimate determination of which may change our taxes owed for an amount in excess of amounts previously accrued or recorded, our financial condition, operating results, and cash flows could be adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices in Canada, the United Kingdom and Luxembourg and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2017 (dollars in thousands and annualized revenues adjusted for timing of investment):

	Triple-net			Seniors Housing Operating
Property Location	Number of Properties	Total Investment	Annualized Revenues	Number of Properties	Total Investment	Annualized Revenues
Alabama	4	$34,374	$4,198	-	$-	$-
Arizona	2	26,771	2,349	4	59,180	22,940
California	25	425,291	50,368	71	2,629,870	636,760
Colorado	8	253,330	22,718	5	137,842	39,864
Connecticut	13	162,800	20,314	17	420,700	135,459
District Of Columbia	-	-	-	1	62,508	14,169
Delaware	6	102,090	12,340	1	20,657	6,750
Florida	21	208,011	22,468	9	714,900	110,064
Georgia	3	21,769	4,435	7	119,906	35,284
Iowa	4	55,228	5,588	1	31,736	11,292
Idaho	2	21,801	3,547	-	-	-
Illinois	9	157,493	16,926	14	438,607	111,523
Indiana	32	462,707	50,889	-	-	-
Kansas	27	259,364	26,624	3	68,739	17,284
Kentucky	6	50,832	8,676	2	38,366	14,209
Louisiana	3	19,168	3,328	2	49,858	12,373
Massachusetts	20	185,084	32,601	39	1,124,085	253,943
Maryland	8	133,528	8,969	4	149,237	51,050
Maine	-	-	-	2	49,437	18,715
Michigan	6	96,814	10,165	5	108,521	24,860
Minnesota	10	222,546	18,809	4	111,503	21,595
Missouri	1	11,926	186	5	147,090	23,376
Mississippi	3	26,661	1,887	-	-	-
Montana	1	5,841	959	-	-	-
North Carolina	50	369,065	41,964	1	39,461	7,239
Nebraska	4	31,942	4,067	-	-	-
New Hampshire	4	51,186	7,599	4	117,062	29,986
New Jersey	56	1,229,004	132,850	8	233,766	65,306
New Mexico	-	-	-	1	18,199	1,375
Nevada	5	80,918	12,785	2	35,919	10,995
New York	6	147,412	15,993	10	334,217	87,283
Ohio	16	125,308	31,430	5	216,731	36,858
Oklahoma	21	225,662	20,181	2	39,679	3,374
Oregon	10	74,169	7,125	-	-	-
Pennsylvania	31	766,860	12,909	6	80,343	39,962
Rhode Island	-	-	-	3	59,215	20,345
South Carolina	5	31,653	5,698	-	-	-
Tennessee	4	39,654	3,839	2	48,830	15,741
Texas	37	387,507	48,760	30	928,494	205,362
Utah	2	30,108	2,582	1	16,315	10,546
Virginia	12	179,684	13,229	3	92,020	11,062
Vermont	-	-	-	1	26,501	6,710
Washington	18	318,379	33,773	12	403,565	78,355
Wisconsin	7	108,644	14,650	-	-	-
West Virginia	4	66,949	8,454	-	-	-
Total domestic	506	7,207,533	746,232	287	9,173,059	2,192,009

Canada	6	160,418	11,023	103	2,077,853	440,222
United Kingdom	61	1,220,528	107,728	53	1,542,910	312,009
Total international	67	1,380,946	118,751	156	3,620,763	752,231

Grand total	573	$8,588,479	$864,983	443	$12,793,822	$2,944,240

	Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues
Alaska	2	$23,414	$2,423
Alabama	3	30,119	5,515
Arkansas	1	22,730	2,067
Arizona	4	62,649	9,453
California	32	866,727	91,492
Colorado	2	32,967	5,025
Connecticut	1	41,686	3,939
Florida	36	436,149	50,703
Georgia	10	169,521	28,178
Iowa	1	6,615	1,303
Illinois	5	49,505	8,749
Indiana	9	162,463	20,157
Kansas	7	72,142	12,695
Kentucky	1	7,297	679
Maryland	5	93,869	11,817
Maine	1	19,290	2,824
Michigan	2	30,159	4,141
Minnesota	8	165,704	26,127
Missouri	8	144,391	17,451
North Carolina	3	53,499	7,086
Nebraska	2	33,727	5,379
New Hampshire	1	13,344	1,758
New Jersey	8	266,546	44,194
New Mexico	3	31,760	3,731
Nevada	5	43,466	4,200
New York	8	109,193	7,214
Ohio	5	51,894	9,845
Oklahoma	2	23,633	3,318
Oregon	1	9,279	1,453
South Carolina	1	24,844	2,615
Tennessee	6	64,569	7,831
Texas	55	892,224	89,447
Virginia	2	31,824	4,846
Washington	6	170,665	20,456
Wisconsin	20	244,483	32,779
Total domestic	266	4,502,347	550,890

United Kingdom	4	286,434	25,880
Grand total	270	$4,788,781	$576,770

The following table sets forth occupancy, coverages and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Coverages(1,2)		Average Annualized Revenues(3)
	2017	2016	2017	2016	2017	2016
Triple-net(4)	85.8%	86.5%	1.34x	1.43x	$15,663	$16,841	per bed/unit
Seniors housing operating(5)	86.5%	88.7%	n/a	n/a	60,828	59,627	per unit
Outpatient medical(6)	93.7%	94.7%	n/a	n/a	33	33	per sq. ft.

(1) We use unaudited, periodic financial information provided solely by tenants/borrowers to calculate occupancy and coverages for properties other than outpatient medical buildings and have not independently verified the information.

(2) Represents the ratio of our triple-net customers' earnings before interest, taxes, depreciation, amortization, rent and management fees to contractual rent or interest due us. Data reflects the twelve months ended September 30 for the periods presented.

(3) Represents annualized revenues divided by total beds, units or square feet as presented in the tables above.

(4) Occupancy represents average quarterly operating occupancy based on the quarters ended September 30 and excludes properties that are unstabilized, closed or for which data is not available or meaningful.

(5) Occupancy represents average occupancy for the three months ended December 31.
(6) Occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations) as of December 31.

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2017 (dollars in thousands):
	Expiration Year(1)
	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	Thereafter

Triple-net:
Properties	100	-	14	10	13	11	4	59	31	45	272
Base rent(2)	$107,517	$-	$17,740	$16,576	$9,895	$8,348	$10,842	$76,589	$63,138	$95,730	$482,337
% of base rent	12.1%	0.0%	2.0%	1.9%	1.1%	0.9%	1.2%	8.6%	7.1%	10.8%	54.3%
Units	8,715	-	1,225	1,620	1,220	1,432	692	4,489	3,662	4,647	26,065
% of units	16.2%	0.0%	2.3%	3.0%	2.3%	2.7%	1.3%	8.3%	6.8%	8.6%	48.5%

Outpatient medical:
Square feet	2,382,066	1,173,527	1,312,277	1,502,213	1,701,977	1,048,663	1,143,704	736,777	1,133,674	402,904	4,359,985
Base rent(2)	$50,744	$32,011	$35,425	$39,984	$45,079	$28,599	$32,946	$21,255	$28,705	$11,425	$98,411
% of base rent	12.0%	7.5%	8.3%	9.4%	10.6%	6.7%	7.8%	5.0%	6.8%	2.7%	23.2%
Leases	317	310	311	268	302	203	122	108	126	78	162
% of leases	13.7%	13.4%	13.5%	11.6%	13.1%	8.8%	5.3%	4.7%	5.5%	3.4%	6.9%

(1) Excludes investments in unconsolidated entities. Investments classified as held for sale are included in 2018.

(2) The most recent monthly base rent including straight-line for leases with fixed escalators or annual cash rents with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

Item 3.  Legal Proceedings

     From time to time, there are various legal proceedings pending against us that arise in the ordinary course of our business.  Management does not believe that the resolution of any of these legal proceedings either individually or in the aggregate will have a material adverse effect on our business, results of operations or financial condition.  Further, from time to time, we are party to certain legal proceedings for which third parties, such as tenants, operators and/or managers are contractually obligated to indemnify, defend and hold us harmless.  In some of these matters, the indemnitors have insurance for the potential damages.  In other matters, we are being defended by tenants and other obligated third parties and these indemnitors may not have sufficient insurance, assets, income or resources to satisfy their defense and indemnification obligations to us.  The unfavorable resolution of such legal proceedings could, individually or in the aggregate, materially adversely affect the indemnitors’ ability to satisfy their respective obligations to us, which, in turn, could have a material adverse effect on our business, results of operations or financial condition.  It is management’s opinion that there are currently no such legal proceedings pending that will, individually or in the aggregate, have such a material adverse effect. Despite management’s view of the ultimate resolution of these legal proceedings, we may have significant legal expenses and costs associated with the defense of such matters.  Further, management cannot predict the outcome of these legal proceedings and if management’s expectation regarding such matters is not correct, such proceedings could have a material adverse effect on our business, results of operations or financial condition.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There were 4,761 stockholders of record as of January 31, 2018. The following table sets forth, for the periods indicated, the high and low prices of our common stock on the New York Stock Exchange (NYSE:WELL), and common dividends paid per share:

	Sales Price		Dividends Paid
	High	Low	Per Share
2017
First Quarter	$71.17	$64.63	$0.87
Second Quarter	78.17	68.66	0.87
Third Quarter	75.91	69.77	0.87
Fourth Quarter	70.87	63.06	0.87

2016
First Quarter	$70.45	$52.80	$0.86
Second Quarter	76.24	66.55	0.86
Third Quarter	80.19	72.34	0.86
Fourth Quarter	74.85	59.39	0.86

Our Board of Directors has approved a 2018 quarterly cash dividend rate of $0.87 per share of common stock per quarter, commencing with the February 2018 dividend. The declaration and payment of quarterly dividends remains subject to the review and approval of the Board of Directors.

Stockholder Return Performance Presentation

Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2017, 157 companies comprised the FTSE NAREIT Equity Index, which consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2012 equals $100 and dividends are assumed to be reinvested.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
S & P 500	100.00	132.39	150.51	152.59	170.84	208.14
Welltower Inc.	100.00	91.58	136.01	128.23	132.55	132.81
FTSE NAREIT Equity	100.00	102.47	133.35	137.61	149.33	157.14

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 through October 31, 2017	-	$-
November 1, 2017 through November 30, 2017	249	68.46
December 1, 2017 through December 31, 2017	32,072	67.94
Totals	32,321	$67.94

(1) During the three months ended December 31, 2017, the Company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2017 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2013	2014	2015	2016	2017
Operating Data
Revenues	$2,880,608	$3,343,546	$3,859,826	$4,281,160	$4,316,641
Expenses	2,778,363	2,959,333	3,223,709	3,571,907	4,017,025
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	102,245	384,213	636,117	709,253	299,616
Income tax (expense) benefit	(7,491)	1,267	(6,451)	19,128	(20,128)
Income (loss) from unconsolidated entities	(8,187)	(27,426)	(21,504)	(10,357)	(83,125)
Income from continuing operations	86,567	358,054	608,162	718,024	196,363
Income from discontinued operations, net	51,713	7,135	-	-	-
Gain (loss) on real estate dispositions, net	-	147,111	280,387	364,046	344,250
Net income	138,280	512,300	888,549	1,082,070	540,613
Preferred stock dividends	66,336	65,408	65,406	65,406	49,410
Preferred stock redemption charge	-	-	-	-	9,769
Net income (loss) attributable to noncontrolling interests	(6,770)	147	4,799	4,267	17,839
Net income attributable to common stockholders	$78,714	$446,745	$818,344	$1,012,397	$463,595

Other Data
Average number of common shares outstanding:
Basic	276,929	306,272	348,240	358,275	367,237
Diluted	278,761	307,747	349,424	360,227	369,001

Per Share Data
Basic:
Income from continuing operations attributable to common stockholders	$0.10	$1.44	$2.35	$2.83	$1.26
Discontinued operations, net	0.19	0.02	-	-	-
Net income attributable to common stockholders *	$0.28	$1.46	$2.35	$2.83	$1.26
Diluted:
Income from continuing operations attributable to common stockholders	$0.10	$1.43	$2.34	$2.81	$1.26
Discontinued operations, net	0.19	0.02	-	-	-
Net income attributable to common stockholders *	$0.28	$1.45	$2.34	$2.81	$1.26

Cash distributions per common share	$3.06	$3.18	$3.30	$3.44	$3.48

	December 31,
Balance Sheet Data	2013	2014	2015	2016	2017
Net real estate investments	$21,680,221	$22,851,196	$26,888,685	$26,563,629	$26,171,077
Total assets	23,026,666	24,962,923	29,023,845	28,865,184	27,944,445
Total long-term obligations	10,594,723	10,776,640	12,967,686	12,358,245	11,731,936
Total liabilities	11,235,296	11,403,465	13,664,877	13,185,279	12,643,799
Total preferred stock	1,017,361	1,006,250	1,006,250	1,006,250	718,503
Total equity	11,756,331	13,473,049	15,175,885	15,281,472	14,925,452

* Amounts may not sum due to rounding

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Key Transactions Key Performance Indicators, Trends and Uncertainties Corporate Governance	29 29 30 30 32

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	32 33 33 34

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	34 35 38 39 41

OTHER

Non-GAAP Financial Measures	43
Critical Accounting Policies	48

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the consolidated financial statements of Welltower Inc. presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for the periods presented and should be read together with the notes thereto contained in this Annual Report on Form 10-K. Other important factors are identified in “Item 1 — Business” and “Item 1A — Risk Factors” above.

Executive Summary

Company Overview

     Welltower Inc. (NYSE:WELL), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing and post-acute communities and outpatient medical properties.  Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio for the year ended December 31, 2017 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$967,084	43.3%	573
Seniors housing operating	880,026	39.5%	443
Outpatient medical	384,068	17.2%	270
Totals	$2,231,178	100.0%	1,286

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

     Substantially all of our revenues are derived from operating lease rentals, resident fees/services, and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our obligors/partners experience operating difficulties and become unable to generate sufficient cash to make payments or operating distributions to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division manages and monitors the outpatient medical portfolio with a comprehensive process including review of tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility.  When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we are generally able to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.

     In addition to our asset management and research efforts, we also structure our relevant investments to help mitigate payment risk. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.

     For the year ended December 31, 2017, rental income and resident fees/services represented 33% and 64%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan, and any interest rate adjustments.

     Our primary sources of cash include rent and interest receipts, resident fees/services, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions, and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

property investments (including acquisitions, capital expenditures, construction advances, and transaction costs), loan advances, property operating expenses, and general and administrative expenses.  Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At December 31, 2017, we had $243,777,000 of cash and cash equivalents, $65,526,000 of restricted cash and $2,258,635,000 of available borrowing capacity under our primary unsecured credit facility.

Key Transactions

          Capital.   During the year ended December 31, 2017, we extinguished $1,080,268,000 of secured debt at a blended average interest rate of 5.2%.  In addition, we redeemed all 11,500,000 shares of our 6.5% Series J Cumulative Redeemable Preferred Stock.  Also, for the year ended December 31, 2017, we raised $611,443,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).  The capital raised, in combination with available cash and borrowing capacity under our primary unsecured credit facility and proceeds from dispositions, supported new investment activity for the year.

     Investments. The following summarizes our property acquisitions and joint venture investments made during the year ended December 31, 2017 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	9	$170,076	6.4%	$281,875
Seniors housing operating	8	375,400	6.6%	539,173
Outpatient medical	9	196,544	5.9%	224,232
Totals	26	$742,020	6.3%	$1,045,280

(1) Represents stated pro rata purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
(3) Represents amounts recorded on our books including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.

     Dispositions. The following summarizes property dispositions made during the year ended December 31, 2017 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	59	$1,190,791	6.9%	$916,689
Seniors housing operating	3	105,349	4.6%	74,832
Outpatient medical	3	23,590	8.3%	19,697
Totals	65	$1,319,730	6.7%	$1,011,218

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual net operating income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our consolidated financial statements for additional information.

     Dividends. Our Board of Directors announced the 2018 annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2017, beginning in February 2018.  The dividend declared for the quarter ended December 31, 2017 represents the 187th consecutive quarterly dividend payment.

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

     Operating Performance. We believe that net income and net income attributable to common stockholders (“NICS”) per the Statement of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”), consolidated net operating income (“NOI”) and same store NOI (“SSNOI”); however, these supplemental measures are not defined by U.S. GAAP. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations. These earnings measures are widely used by investors and analysts in the valuation, comparison, and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Year Ended December 31,
	2015	2016	2017

Net income	$888,549	$1,082,070	$540,613
Net income attributable to common stockholders	818,344	1,012,397	463,595
Funds from operations attributable to common stockholders	1,409,640	1,582,940	1,165,576
Consolidated net operating income	2,237,569	2,404,177	2,232,716
Same store net operating income	1,523,666	1,499,511	1,519,193

     Credit Strength. We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and Internal Revenue Code (“IRC”) section 1031 deposits. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on adjusted earnings before interest, taxes, depreciation and amortization (“AEBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations, and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Year Ended December 31,
	2015	2016	2017

Net debt to book capitalization ratio	44.8%	42.9%	42.9%
Net debt to undepreciated book capitalization ratio	39.5%	37.4%	36.3%
Net debt to market capitalization ratio	32.5%	31.1%	31.2%

Adjusted interest coverage ratio	4.24x	4.21x	4.36x
Adjusted fixed charge coverage ratio	3.35x	3.34x	3.54x

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

	December 31,(1)
	2015	2016	2017

Property mix:
Triple-net	54%	50%	43%
Seniors housing operating	31%	34%	40%
Outpatient medical	15%	16%	17%

Relationship mix:
Sunrise Senior Living(2)	13%	13%	14%
Genesis HealthCare	17%	16%	9%
Revera(2)	5%	6%	7%
Brookdale Senior Living	7%	6%	7%
Benchmark Senior Living	4%	4%	4%
Remaining	54%	55%	59%

Geographic mix:
California	13%	10%	13%
United Kingdom	9%	8%	9%
New Jersey	8%	8%	8%
Canada	8%	7%	8%
Texas	7%	7%	7%
Remaining	55%	60%	55%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living. See Note 8 to our consolidated financial statements for additional information.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Item 1 — Business — Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A — Risk Factors” and other sections of this Annual Report on Form 10-K. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and Company-specific trends. Please refer to “Item 1 — Business,” “Item 1A — Risk Factors” in this Annual Report on Form 10-K for further discussion of these risk factors.

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

Liquidity and Capital Resources

Sources and Uses of Cash

      During the fourth quarter of 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-18, “Restricted Cash,” and ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  See Note 2 to the consolidated financial statements for further information.

     Our primary sources of cash include rent and interest receipts, resident fees/services, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions, and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below.  The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
Beginning cash, cash equivalents and restricted cash	$553,423	$422,690	$(130,733)	-24%	$607,220	$184,530	44%	$53,797	10%
Net cash provided from (used in):
Operating activities	1,382,599	1,639,064	256,465	19%	1,434,177	(204,887)	-13%	51,578	4%
Investing activities	(3,502,075)	(183,443)	3,318,632	-95%	154,581	338,024	n/a	3,656,656	n/a
Financing activities	1,997,318	(1,250,817)	(3,248,135)	n/a	(1,913,527)	(662,710)	53%	(3,910,845)	n/a
Effect of foreign currency translation	(8,575)	(20,274)	(11,699)	136%	26,852	47,126	n/a	35,427	n/a
Ending cash, cash equivalents and restricted cash	$422,690	$607,220	$184,530	44%	$309,303	$(297,917)	-49%	$(113,387)	-27%

     Operating Activities. The change in net cash provided from operating activities is attributable to changes in NOI, which is primarily due to dispositions in 2016 and 2017, partially offset by acquisitions and annual rent increasers.  Please see “Results of Operations” below for further discussion.  For the years ended December 31, 2015, 2016 and 2017, cash flows from operations exceeded cash distributions to stockholders.

Investing Activities.  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable, and investments in unconsolidated entities which are summarized above in “Key Transactions in 2017.”  Please refer to Notes 3, 6, and 7 of our consolidated financial statements for additional information.  The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
New development	$244,561	$403,131	$158,570	65%	$232,715	$(170,416)	-42%	$(11,846)	-5%
Recurring capital expenditures, tenant improvements and lease commissions	64,458	66,332	1,874	3%	-	(66,332)	-100%	(64,458)	-100%
Renovations, redevelopments and other capital improvements	123,294	152,814	29,520	24%	250,276	97,462	64%	126,982	103%
Total	$432,313	$622,277	$189,964	44%	$482,991	$(139,286)	-22%	$50,678	12%

     The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods.  Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position, and/or achieve property stabilization.  Generally, these expenditures have increased as a result of acquisitions, primarily in our seniors housing operating segment.

     Financing Activities. The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock, and dividend payments which are summarized above in “Key Transactions in 2017.”  Please refer to Notes 9, 10 and 13 of our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

     At December 31, 2017, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. Please see Note 7 to our consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our consolidated financial statements for additional information.  At December 31, 2017, we had fourteen outstanding letter of credit obligations. Please see Note 12 to our consolidated financial statements for additional information.

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of December 31, 2017 (in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Unsecured revolving credit facility(1)	$719,000	$-	$-	$719,000	$-
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	6,050,000	450,000	1,050,000	1,050,000	3,500,000
Canadian Dollar senior unsecured notes(3)	239,674	-	239,674	-	-
Pounds Sterling senior unsecured notes(3)	1,420,545	-	-	-	1,420,545
U.S. Dollar term credit facility	507,500	-	7,500	500,000	-
Canadian Dollar term credit facility(3)	199,728	-	-	199,728	-
Secured debt:(2,3)
Consolidated	2,618,408	396,588	707,184	456,634	1,058,002
Unconsolidated	753,807	31,087	133,312	36,628	552,780
Contractual interest obligations:(4)
Unsecured revolving credit facility	80,485	20,121	40,243	20,121	-
Senior unsecured notes and term loans(3)	3,124,832	359,943	665,295	510,717	1,588,877
Consolidated secured debt(3)	502,477	96,372	145,563	101,972	158,570
Unconsolidated secured debt(3)	194,923	28,840	51,220	41,856	73,007
Capital lease obligations(5)	89,104	4,678	8,507	8,346	67,573
Operating lease obligations(5)	1,125,098	17,871	35,675	34,184	1,037,368
Purchase obligations(5)	441,647	304,188	137,459	-	-
Other long-term liabilities(6)	2,704	1,475	1,229	-	-
Total contractual obligations	$18,069,932	$1,711,163	$3,222,861	$3,679,186	$9,456,722

(1) Relates to our unsecured revolving credit facility with an aggregate commitment of $3,000,000,000. See Note 9 to our consolidated financial statements.
(2) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(3) Based on foreign currency exchange rates in effect as of balance sheet date.
(4) Based on variable interest rates in effect as of December 31, 2017.
(5) See Note 12 to our consolidated financial statements.
(6) Primarily relates to payments to be made under a supplemental executive retirement plan for one former executive officer.

Capital Structure

     Please refer to “Credit Strength” above for our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2017, we believe we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the Company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     On May 1, 2015, we filed with the Securities and Exchange Commission (“SEC”) (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of January 31, 2018, 2,108,286 shares of common stock remained available for issuance under the DRIP registration statement. We have entered into separate Equity Distribution Agreements with each of Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,000,000,000 aggregate amount of our common stock (“Equity Shelf Program”).  The Equity Shelf Program also allows us to enter into forward sale agreements.  We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates on or prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive per share cash proceeds at settlement equal to the forward sale price under the relevant forward sale agreement.  However, we may elect to cash settle or net share settle a forward share agreement.  As of January 31, 2018, we had $784,083,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

Results of Operations

Summary

     Our primary sources of revenue include rent, resident fees/services, and interest income. Our primary expenses include interest

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

expense, depreciation and amortization, property operating expenses, other expenses, and general and administrative expenses.  We evaluate our business and make resource allocations on our three business segments: triple-net, seniors housing operating and outpatient medical.  The primary performance measures for our properties are NOI and SSNOI and other supplemental measures include FFO and AEBITDA, which are further discussed below.  Please see Non-GAAP Financial Measures for additional information and reconciliations.  The following is a summary of our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	Amount	%	2017	Amount	%	Amount	%

Net income attributable to common stockholders	$818,344	$1,012,397	$194,053	24%	$463,595	$(548,802)	-54%	$(354,749)	-43%
Net income	888,549	1,082,070	193,521	22%	540,613	(541,457)	-50%	(347,936)	-39%
Funds from operations attributable to common stockholders	1,409,640	1,582,940	173,300	12%	1,165,576	(417,364)	-26%	(244,064)	-17%
Adjusted EBITDA	2,113,258	2,256,864	143,606	7%	2,128,429	(128,435)	-6%	15,171	1%
Consolidated NOI	2,237,569	2,404,177	166,608	7%	2,232,716	(171,461)	-7%	(4,853)	0%
Same store NOI	1,523,666	1,499,511	(24,155)	-2%	1,519,193	19,682	1%	(4,473)	0%

Per share data (fully diluted):
Net income attributable to common stockholders	$2.34	$2.81	$0.47	20%	$1.26	$(1.55)	-55%	$(1.08)	-46%
Funds from operations attributable to common stockholders	4.03	4.39	0.36	9%	3.16	(1.23)	-28%	(0.87)	-22%

Adjusted interest coverage ratio	4.24x	4.21x	-0.03x	-1%	4.36x	0.15x	4%	0.12x	3%
Adjusted fixed charge coverage ratio	3.35x	3.34x	-0.01x	0%	3.54x	0.20x	6%	0.19x	6%

     The following table represents the changes in outstanding common stock for the period from January 1, 2015 to December 31, 2017 (in thousands):

	Year Ended
	December 31, 2015	December 31, 2016	December 31, 2017	Totals
Beginning balance	328,790	354,778	362,602	328,790
Public offerings	19,550	-	-	19,550
Dividend reinvestment plan issuances	4,024	4,145	5,640	13,809
Senior note conversions	1,330	-	-	1,330
Preferred stock conversions	-	-	4	4
Redemption of equity membership units	-	-	91	91
Option exercises	249	141	253	643
Equity Shelf Program issuances	696	3,135	2,987	6,818
Other, net	139	403	155	697
Ending balance	354,778	362,602	371,732	371,732

Average number of shares outstanding:
Basic	348,240	358,275	367,237
Diluted	349,424	360,227	369,001

     During the past three years, inflation has not significantly affected our earnings because of the moderate inflation rate. Additionally, a portion of our earnings are derived primarily from long-term investments with predictable rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes, secured debt, and borrowings under our primary unsecured credit facility. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Presuming the current inflation rate remains moderate and long-term interest rates do not increase significantly, we believe that inflation will not impact the availability of equity and debt financing for us.

Triple-net

     The following is a summary of our NOI and SSNOI for the triple-net segment for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
NOI	$1,175,806	$1,208,860	$33,054	3%	$967,084	$(241,776)	-20%	$(208,722)	-18%
Non-cash NOI attributable to same store properties(1)	(48,890)	(38,899)	9,991	-20%	(28,602)	10,297	-26%	20,288	-41%
NOI attributable to non same store properties(2)	(498,131)	(574,049)	(75,918)	15%	(333,279)	240,770	-42%	164,852	-33%
SSNOI(1)	$628,785	$595,912	$(32,873)	-5%	$605,203	$9,291	2%	$(23,582)	-4%

(1) Relates to 418 same store properties.

(2) Primarily relates to the acquisition of 74 properties and the conversion of 17 construction projects into revenue-generating properties subsequent to January 1, 2015 as well as 48 properties sold or held for sale at December 31, 2017.

    The following is a summary of our results of operations for the triple-net segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
Revenues:
Rental income	$1,094,827	$1,112,325	$17,498	2%	$885,811	$(226,514)	-20%	$(209,016)	-19%
Interest income	74,108	90,476	16,368	22%	73,742	(16,734)	-18%	(366)	0%
Other income	6,871	6,059	(812)	-12%	7,531	1,472	24%	660	10%
	1,175,806	1,208,860	33,054	3%	967,084	(241,776)	-20%	(208,722)	-18%
NOI(1)	1,175,806	1,208,860	33,054	3%	967,084	(241,776)	-20%	(208,722)	-18%
Other expenses:
Interest expense	28,384	21,370	(7,014)	-25%	15,194	(6,176)	-29%	(13,190)	-46%
Loss (gain) on derivatives, net	(58,427)	68	58,495	n/a	2,284	2,216	3259%	60,711	-104%
Depreciation and amortization	288,242	297,197	8,955	3%	243,830	(53,367)	-18%	(44,412)	-15%
Transaction costs(2)	53,195	10,016	(43,179)	-81%	-	(10,016)	-100%	(53,195)	-100%
Loss (gain) on extinguishment of debt, net	10,095	863	(9,232)	-91%	29,083	28,220	3270%	18,988	188%
Provision for loan losses(3)	-	6,935	6,935	n/a	62,966	56,031	808%	62,966	n/a
Impairment of assets(4)	2,220	20,169	17,949	809%	96,909	76,740	380%	94,689	4265%
Other expenses(2)	35,648	-	(35,648)	-100%	116,689	116,689	n/a	81,041	227%
	359,357	356,618	(2,739)	-1%	566,955	210,337	59%	207,598	58%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	816,449	852,242	35,793	4%	400,129	(452,113)	-53%	(416,320)	-51%
Income tax benefit (expense)	(4,244)	(1,087)	3,157	-74%	(4,291)	(3,204)	295%	(47)	1%
Income (loss) from unconsolidated entities	8,260	9,767	1,507	18%	19,428	9,661	99%	11,168	135%
Income from continuing operations	820,465	860,922	40,457	5%	415,266	(445,656)	-52%	(405,199)	-49%
Gain (loss) on real estate dispositions, net(4)	86,261	355,394	269,133	312%	286,325	(69,069)	-19%	200,064	232%
Net income	906,726	1,216,316	309,590	34%	701,591	(514,725)	-42%	(205,135)	-23%
Less: Net income attributable to noncontrolling interests	6,348	1,221	(5,127)	-81%	4,603	3,382	277%	(1,745)	-27%
Net income attributable to common stockholders	$900,378	$1,215,095	$314,717	35%	$696,988	$(518,107)	-43%	$(203,390)	-23%

(1) See Non-GAAP Financial Measures below.
(2) See Note 3 to our consolidated financial statements.
(3) See Note 6 to our consolidated financial statements.
(4) See Note 5 to our consolidated financial statements.

The 2017 decrease in rental income is primarily attributable to the disposition of properties exceeding new acquisitions and conversions of newly constructed triple-net properties. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index (“CPI”) and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the CPI do not increase, a portion of our revenues may not continue to increase.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2017, we had no triple-net lease renewals but we had 25 leases with rental rate increasers ranging from 0.15% to 0.36% in our triple-net portfolio. The 2017 decrease in interest income is primarily attributable to the volume of loan payoffs during 2016 and 2017 and the 2016 increase is attributable to higher loan volumes during the majority of 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the year ended December 31, 2017, we completed seven triple-net construction projects totaling $283,472,000 or $347,818 per bed/unit and two expansion projects totaling $10,336,000. The following is a summary of triple-net construction projects pending as of December 31, 2017 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Alexandria,VA	116	$60,156	$46,631	2Q18
Exton, PA	120	34,175	18,560	2Q18
Westerville, OH	90	22,800	3,595	4Q18
Total	326	$117,131	$68,786

     Total interest expense represents secured debt interest expense and related fees.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt. The following is a summary of our triple-net secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2016		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$670,769	5.337%	$554,014	5.488%	$594,199	4.580%
Debt issued	-	0.000%	166,155	2.205%	13,000	4.570%
Debt assumed	44,142	5.046%	-	0.000%	-	0.000%
Debt extinguished	(132,545)	4.695%	(118,500)	5.562%	(274,048)	5.954%
Foreign currency	(15,633)	5.315%	3,157	5.247%	20,186	2.909%
Principal payments	(12,719)	5.450%	(10,627)	5.682%	(5,863)	5.657%
Ending balance	$554,014	5.488%	$594,199	4.580%	$347,474	3.546%

Monthly averages	$551,803	5.518%	$497,213	5.414%	$408,688	3.909%

Depreciation and amortization decreased in 2017 primarily as a result of the disposition of triple-net properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.  Changes in gains on sales of properties are related to the volume of property sales and the sales prices.  During the years ended December 31, 2017, 2016 and 2015, we recorded impairment charges totaling $96,909,000 related to 21 properties, $20,169,000 related to 22 properties, and $2,220,000 related to two properties, respectively.

The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies” below and Note 6 to our consolidated financial statements.  During the years ended December 31, 2017 and 2016, we recorded provision for loan losses related to certain first mortgage loans to Genesis HealthCare (“Genesis”) of $62,966,000 and $6,935,000, respectively.

During the year ended December 31, 2017, other expenses primarily represents non-capitalizable transaction costs, including $88,316,000 related to a joint venture transaction with an existing seniors housing operator, including the conversion of properties from triple-net to seniors housing operating, an exchange of PropCo/OpCo interests and termination/restructuring of pre-existing relationships.

In April 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis.  In conjunction with this transaction, we received the option to acquire an ownership interest in Genesis.  In February 2015, Genesis closed on a transaction to merge with Skilled Healthcare Group to become a publicly traded company which required us to record the value of the derivative asset due to the net settlement feature.  This event resulted in $58,427,000 gain. During the fourth quarter of 2015, the cost basis of this investment exceeded the fair value.  Management performed an assessment to determine whether the decline in fair value was other than temporary and concluded that it was.  As a result, we recognized an other than temporary impairment charge of $35,648,000 which was recorded in other expense.  During the fourth quarter of 2017, management recorded an additional other than temporary charge of $18,294,000 in other expenses on the Genesis equity investment.

A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner.  Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating

     The following is a summary of our NOI and SSNOI for the seniors housing operating segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
NOI	$701,262	$814,114	$112,852	16%	$880,026	$65,912	8%	$178,764	25%
Non-cash NOI attributable to same store properties(1)	1,003	1,990	987	98%	1,242	(748)	-38%	239	24%
NOI attributable to non same store properties(2)	(83,880)	(190,459)	(106,579)	127%	(246,731)	(56,272)	30%	(162,851)	194%
SSNOI(1)	$618,385	$625,645	$7,260	1%	$634,537	$8,892	1%	$16,152	3%

(1) Relates to 294 same store properties.
(2) Primarily relates to the acquisition of 129 properties subsequent to January 1, 2015.

The following is a summary of our results of operations for the seniors housing operating segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
Revenues:
Resident fees and services	$2,158,031	$2,504,731	$346,700	16%	$2,779,423	$274,692	11%	$621,392	29%
Interest income	4,180	4,180	-	0%	69	(4,111)	-98%	(4,111)	-98%
Other income	6,060	17,085	11,025	182%	5,127	(11,958)	-70%	(933)	-15%
	2,168,271	2,525,996	357,725	16%	2,784,619	258,623	10%	616,348	28%
Property operating expenses	1,467,009	1,711,882	244,873	17%	1,904,593	192,711	11%	437,584	30%
NOI(1)	701,262	814,114	112,852	16%	880,026	65,912	8%	178,764	25%
Other expenses:
Interest expense	70,388	81,853	11,465	16%	63,265	(18,588)	-23%	(7,123)	-10%
Depreciation and amortization	351,733	415,429	63,696	18%	484,796	69,367	17%	133,063	38%
Transaction costs(2)	54,966	29,207	(25,759)	-47%	-	(29,207)	-100%	(54,966)	-100%
Loss (gain) on extinguishment of debt, net	(195)	(88)	107	-55%	3,785	3,873	-4401%	3,980	-2041%
Impairment of assets(3)	-	12,403	12,403	n/a	21,949	9,546	77%	21,949	n/a
Other expenses(2)	-	-	-	n/a	8,347	8,347	n/a	8,347	n/a
	476,892	538,804	61,912	13%	582,142	43,338	8%	105,250	22%
Income (loss) from continuing operations before income from unconsolidated entities	224,370	275,310	50,940	23%	297,884	22,574	8%	73,514	33%
Income tax benefit (expense)	986	(3,762)	(4,748)	-482%	(16,430)	(12,668)	337%	(17,416)	-1766%
Income (loss) from unconsolidated entities	(32,672)	(20,442)	12,230	-37%	(105,236)	(84,794)	415%	(72,564)	222%
Income from continuing operations	192,684	251,106	58,422	30%	176,218	(74,888)	-30%	(16,466)	-9%
Gain (loss) on real estate dispositions, net(3)	-	9,880	9,880	n/a	56,295	46,415	470%	56,295	n/a
Net income (loss)	192,684	260,986	68,302	35%	232,513	(28,473)	-11%	39,829	21%
Less: Net income (loss) attributable to noncontrolling interests	(1,438)	2,292	3,730	-259%	8,472	6,180	270%	9,910	-689%
Net income (loss) attributable to common stockholders	$194,122	$258,694	$64,572	33%	$224,041	$(34,653)	-13%	$29,919	15%

(1) See Non-GAAP Financial Measures below.
(2) See Note 3 to our consolidated financial statements.
(3) See Note 5 to our consolidated financial statements.

      Fluctuations in resident fees/services and property operating expenses are primarily a result of acquisitions and the movement of U.S. and foreign currency exchange rates. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. The increase in other income for the year ended December 31, 2016 is primarily a result of insurance proceeds received relating to a property as well as a bargain purchase gain recognized in conjunction with a single property acquisition.

    The majority of our seniors housing operating properties are formed through partnership interests.  The fluctuations in income (loss) from unconsolidated entities are largely due to the recognition of impairments related to one of our investments in unconsolidated

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

entities during the year ended December 31, 2017. In addition, losses are also attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures in 2013 and 2014.   Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.

     During the year ended December 31, 2017, we completed one seniors housing operating construction project representing $3,634,000 or $302,820 per unit.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of December 31, 2017 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Chertsey, UK	94	$42,210	$35,814	1Q18
Bushey, UK	95	55,131	36,784	3Q18
Wandsworth, UK	98	78,739	29,502	1Q20
Total	287	$176,080	102,100

      Interest expense represents secured debt interest expense which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable the volume of extinguishments and terms of the related secured debt.  The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2016		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,654,531	4.422%	$2,290,552	3.958%	$2,463,249	3.936%
Debt issued	228,685	2.776%	293,860	2.895%	228,772	2.722%
Debt assumed	842,316	3.420%	60,898	4.301%	-	0.000%
Debt extinguished	(285,599)	4.188%	(159,498)	3.656%	(668,804)	4.805%
Debt deconsolidated	-	0.000%	-	0.000%	(60,000)	3.799%
Foreign currency	(110,691)	3.625%	26,549	3.483%	72,636	3.234%
Principal payments	(38,690)	4.126%	(49,112)	3.888%	(47,153)	3.601%
Ending balance	$2,290,552	3.958%	$2,463,249	3.936%	$1,988,700	3.661%

Monthly averages	$1,894,609	4.261%	$2,391,706	3.926%	$2,065,477	3.662%

     The increases in gains on real estate dispositions is due to higher volumes of property sales. During the years ended December 31, 2017, and 2016, we recorded impairment charges totaling $21,949,000 and $12,403,000, relating to three and two properties, respectively.

Outpatient Medical

     The following is a summary of our NOI and SSNOI for the outpatient medical segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
NOI(1)	$359,410	$380,264	$20,854	6%	$384,068	$3,804	1%	$24,658	7%
Non-cash NOI attributable to same store properties(1)	(6,095)	(3,073)	3,022	-50%	(1,764)	1,309	-43%	4,331	-71%
NOI attributable to non same store properties(2)	(76,819)	(99,237)	(22,418)	29%	(102,851)	(3,614)	4%	(26,032)	34%
SSNOI(1)	$276,496	$277,954	$1,458	1%	$279,453	$1,499	1%	$2,957	1%

(1) Relates to 202 same store properties.

(2) Primarily relates to the acquisition of 28 properties and the conversion of 12 construction projects into revenue-generating properties subsequent to January 1, 2015 as well as 20 properties sold or held for sale at Dcember 31, 2017.

The following is a summary of our results of operations for the outpatient medical segment for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
Revenues:
Rental income	$504,121	$536,490	$32,369	6%	$560,060	$23,570	4%	$55,939	11%
Interest income	5,853	3,307	(2,546)	-43%	-	(3,307)	-100%	(5,853)	-100%
Other income	4,684	5,568	884	19%	3,340	(2,228)	-40%	(1,344)	-29%
	514,658	545,365	30,707	6%	563,400	18,035	3%	48,742	9%
Property operating expenses	155,248	165,101	9,853	6%	179,332	14,231	9%	24,084	16%
NOI(1)	359,410	380,264	20,854	6%	384,068	3,804	1%	24,658	7%
Other expenses:
Interest expense	27,542	19,087	(8,455)	-31%	10,015	(9,072)	-48%	(17,527)	-64%
Depreciation and amortization	186,265	188,616	2,351	1%	193,094	4,478	2%	6,829	4%
Transaction costs(2)	2,765	3,687	922	33%	-	(3,687)	-100%	(2,765)	-100%
Loss (gain) on extinguishment of debt, net	-	-	-	n/a	4,373	4,373	n/a	4,373	n/a
Provision for loan losses(3)	-	3,280	3,280	n/a	-	(3,280)	-100%	-	n/a
Impairment of assets(4)	-	4,635	4,635	n/a	5,625	990	21%	5,625	n/a
Other expenses(2)	-	-	-	n/a	1,911	1,911	n/a	1,911	n/a
	216,572	219,305	2,733	1%	215,018	(4,287)	-2%	(1,554)	-1%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	142,838	160,959	18,121	13%	169,050	8,091	5%	26,212	18%
Income tax benefit (expense)	245	(511)	(756)	n/a	(1,477)	(966)	189%	(1,722)	n/a
Income (loss) from unconsolidated entities	2,908	318	(2,590)	-89%	2,683	2,365	744%	(225)	-8%
Income from continuing operations	145,991	160,766	14,775	10%	170,256	9,490	6%	24,265	17%
Gain (loss) on real estate dispositions, net(4)	194,126	(1,228)	(195,354)	n/a	1,630	2,858	n/a	(192,496)	-99%
Net income (loss)	340,117	159,538	(180,579)	-53%	171,886	12,348	8%	(168,231)	-49%
Less: Net income (loss) attributable to noncontrolling interests	(110)	768	878	n/a	4,765	3,997	520%	4,875	n/a
Net income (loss) attributable to common stockholders	$340,227	$158,770	$(181,457)	-53%	$167,121	$8,351	5%	$(173,106)	-51%

(1) See Non-GAAP Financial Measures below.
(2) See Note 3 to our consolidated financial statements.
(3) See Note 6 to our consolidated financial statements.
(3) See Note 5 to our consolidated financial statements.

The increases in rental income is primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the CPI.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If the CPI does not increase, a portion of our revenues may not continue to increase.  Revenue from real property that is sold would offset revenue increases and, to the extent that revenues from sold properties exceed those from new acquisitions, we would experience decreased revenues.  Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2017, our consolidated outpatient medical portfolio signed 79,129 square feet of new leases and 270,505 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $32.92 per square foot and tenant improvement and lease commission costs of $11.43 per square foot.  Substantially all of these leases during the referenced quarter contain an annual fixed or contingent escalation rent structure ranging from the change in CPI to 3.5%.

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

During the year ended December 31, 2016, we recorded a provision for loan loss related to our critical accounting estimate for the allowance for loan losses discussed in “Critical Accounting Policies” below and Note 6 to our consolidated financial statements.

Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.  During 2016 and 2017, we recognized impairment charges related to certain held-for-sale properties as the carrying values exceeded the estimated fair values less costs to sell.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the year ended December 31, 2017, we completed four outpatient medical construction projects representing $63,036,000 or $311 per square foot. The following is a summary of outpatient medical construction projects pending as of December 31, 2017 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Palmer, AK	38,376	$12,345	$2,329	3Q18
Brooklyn, NY	140,955	105,177	49,901	3Q19
Total	179,331	$117,522	$52,230

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable the volume of extinguishments and terms of the related secured debt.  The following is a summary of our outpatient medical secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2016		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$609,268	5.838%	$627,689	5.177%	$404,079	4.846%
Debt assumed	120,959	2.113%	-	0.000%	23,094	6.670%
Debt extinguished	(88,182)	5.257%	(210,115)	5.970%	(137,416)	5.990%
Principal payments	(14,356)	5.975%	(13,495)	6.552%	(9,806)	6.850%
Ending balance	$627,689	5.177%	$404,079	4.846%	$279,951	4.720%

Monthly averages	$613,155	5.434%	$536,774	5.106%	$294,694	4.624%

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

 Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
Revenues:
Other income	$1,091	$939	$(152)	-14%	$1,538	$599	64%	$447	41%
Expenses:
Interest expense	365,855	399,035	33,180	9%	396,148	(2,887)	-1%	30,293	8%
Loss (gain) on derivatives, net	-	(2,516)	(2,516)	n/a	-	2,516	-100%	-	n/a
General and administrative	147,416	155,241	7,825	5%	122,008	(33,233)	-21%	(25,408)	-17%
Loss (gain) on extinguishments of debt, net	24,777	16,439	(8,338)	-34%	-	(16,439)	-100%	(24,777)	-100%
Other expenses	10,583	11,998	1,415	13%	50,829	38,831	324%	40,246	380%
	548,631	580,197	31,566	6%	568,985	(11,212)	-2%	20,354	4%
Loss from continuing operations before income taxes	(547,540)	(579,258)	(31,718)	6%	(567,447)	11,811	-2%	(19,907)	4%
Income tax benefit (expense)	(3,438)	24,488	27,926	n/a	2,070	(22,418)	-92%	5,508	n/a
Net loss	(550,978)	(554,770)	(3,792)	1%	(565,377)	(10,607)	2%	(14,399)	3%
Preferred stock dividends	65,406	65,406	-	0%	49,410	(15,996)	-24%	(15,996)	-24%
Preferred stock redemption charge	-	-	-	n/a	9,769	9,769	n/a	9,769	n/a
Net loss attributable to common stockholders	$(616,384)	$(620,176)	$(3,792)	1%	$(624,556)	$(4,380)	1%	$(8,172)	1%

     The following is a summary of our non-segment/corporate interest expense for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2015	2016	$	%	2017	$	%	$	%
Senior unsecured notes	$341,265	$368,775	$27,510	8%	$364,773	$(4,002)	-1%	$23,508	7%
Secured debt	357	310	(47)	-13%	127	(183)	-59%	(230)	-65%
Primary unsecured credit facility	10,812	16,811	5,999	55%	17,863	1,052	6%	7,051	65%
Loan expense	13,421	13,139	(282)	-2%	13,385	246	2%	(36)	0%
Totals	$365,855	$399,035	$33,180	9%	$396,148	$(2,887)	-1%	$30,293	8%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, primarily the $450,000,000 of 4.70% senior unsecured notes extinguished in December 2016.  Please refer to Note 10 to consolidated financial statements for additional information.  The loss on extinguishment of debt in 2015 is primarily due to the early extinguishment of the 2016 senior unsecured notes. The loss on extinguishment of debt in 2016 is due to the early extinguishment of the 2017 senior unsecured notes. The change in interest expense on our primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2017, 2016 and 2015 were 2.83%, 3.63% and 3.82%, respectively.  The 2017 decrease in general and administrative expenses is primarily related to a reduction in professional service fees for tax and legal consulting and compensation costs as a result of execution of our strategic initiatives.

     Other expenses for 2017 primarily represents $40,730,000 of costs related to finalization of an agreement with the University of Toledo Foundation to transfer our corporate headquarters as a donation. Other expenses for all years also includes severance-related costs associated with the departure of certain executive officers and key employees.  During 2017, we incurred expenses totaling approximately $3,811,000 in connection with the litigation captioned Welltower v. Brinker, Case No. G-4801-CI-0201702692-000 (Ct. Common Pleas, Toledo, Ohio).  These expenses were offset by:  1) $4,000,000 we received pursuant to the terms of the settlement of the litigation; and 2) approximately $2,848,000 that Mr. Brinker was owed under his Separation Agreement with us, which was forgiven pursuant to the terms of the settlement of the litigation. Other expenses in 2015 also included costs associated with the termination of our investment in a strategic outpatient medical partnership.

     The fluctuations in income taxes are primarily due to benefits recognized in the year ended December 31, 2016 related to the release of a valuation allowance reserve on a taxable subsidiary and the restructuring of an unconsolidated investment. The decrease in preferred dividends and the preferred stock redemption charge are due to the redemption of our 6.5% Series J preferred stock during the three months ended March 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Non-GAAP Financial Measures

          We believe that net income and net income attributable to common stockholders (“NICS”), as defined by U.S. GAAP, are the most appropriate earnings measurements. However, we consider FFO, NOI, SSNOI, EBITDA and Adjusted EBITDA (“AEBITDA”) to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created funds from operations attributable to common stockholders (“FFO”) as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means NICS, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.

     Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and outpatient medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses (excluded from NOI) represent costs unrelated to property operations.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses, and depreciation of corporate fixed assets.  Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2015.  Land parcels, loans, sub-leases and major capital restructurings as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

     EBITDA stands for earnings (net income) before interest, taxes, depreciation and amortization. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest, secured debt principal amortization, and preferred dividends. Covenants in our senior unsecured notes contain financial ratios based on a definition of EBITDA that is specific to those agreements. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed AEBITDA, which represents EBITDA as defined above excluding unconsolidated entities and adjusted for items per our covenant. We use AEBITDA to measure our adjusted fixed charge coverage ratio, which represents AEBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge coverage ratio of at least 1.50 times.

     Our supplemental reporting measures and similarly entitled financial measures are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, these measures are utilized by the Board of Directors to evaluate management. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other REITs or other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/loss on real estate dispositions and impairments of assets.  Amounts are in thousands except for per share data.

	Year Ended December 31,
FFO Reconciliation:	2015	2016	2017
Net income attributable to common stockholders	$818,344	$1,012,397	$463,595
Depreciation and amortization	826,240	901,242	921,720
Impairment of assets	2,220	37,207	124,483
Loss (gain) on real estate dispositions, net	(280,387)	(364,046)	(344,250)
Noncontrolling interests	(39,271)	(71,527)	(60,018)
Unconsolidated entities	82,494	67,667	60,046
Funds from operations attributable to common stockholders	$1,409,640	$1,582,940	$1,165,576

Average common shares outstanding:
Basic	348,240	358,275	367,237
Diluted	349,424	360,227	369,001

Per share data:
Net income attributable to common stockholders
Basic	$2.35	$2.83	$1.26
Diluted	2.34	2.81	1.26

Funds from operations attributable to common stockholders
Basic	$4.05	$4.42	$3.17
Diluted	4.03	4.39	3.16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of AEBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.
	Year Ended December 31,
AEBITDA Reconciliation:	2015	2016	2017
Net income	$888,549	$1,082,070	$540,613
Interest expense	492,169	521,345	484,622
Income tax expense (benefit)	6,451	(19,128)	20,128
Depreciation and amortization	826,240	901,242	921,720
EBITDA	2,213,409	2,485,529	1,967,083
Stock-based compensation expense	30,844	28,869	19,102
Transaction costs	110,926	42,910	-
Provision for loan losses	-	10,215	62,966
Loss (gain) on extinguishment of debt, net	34,677	17,214	37,241
Impairment of assets	2,220	37,207	124,483
Loss (gain) on real estate dispositions, net	(280,387)	(364,046)	(344,250)
Loss (gain) on derivatives, net	(58,427)	(2,448)	2,284
Other expenses	40,636	7,721	176,395
Loss (income) from unconsolidated entities	21,504	10,357	83,125
Additional other income	(2,144)	(16,664)	-
AEBITDA	$2,113,258	$2,256,864	$2,128,429

Adjusted Interest Coverage Ratio:
Interest expense	$492,169	$521,345	$484,622
Capitalized interest	8,670	16,943	13,489
Non-cash interest expense	(2,586)	(1,681)	(10,359)
Total interest	498,253	536,607	487,752
AEBITDA	$2,113,258	$2,256,864	$2,128,429
Adjusted interest coverage ratio	4.24x	4.21x	4.36x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$498,253	$536,607	$487,752
Secured debt principal payments	67,064	74,466	64,078
Preferred dividends	65,406	65,406	49,410
Total fixed charges	630,723	676,479	601,240
AEBITDA	$2,113,258	$2,256,864	$2,128,429
Adjusted fixed charge coverage ratio	3.35x	3.34x	3.54x

     Our leverage ratios include book capitalization, undepreciated book capitalization, and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt less cash and cash equivalents and any IRC section 1031 deposits), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock. Our leverage ratios are defined as the proportion of net debt to total capitalization. The table below reflects the reconciliation of our leverage ratios to our balance sheets for the periods presented. Amounts are in thousands, except share price.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2015	2016	2017
Book capitalization:
Borrowings under primary unsecured credit facility	$835,000	$645,000	$719,000
Long-term debt obligations(1)	12,132,686	11,713,245	11,012,936
Cash & cash equivalents(2)	(484,754)	(557,659)	(249,620)
Total net debt	12,482,932	11,800,586	11,482,316
Total equity	15,175,885	15,281,472	14,925,452
Redeemable noncontrolling interest	183,083	398,433	375,194
Book capitalization	$27,841,900	$27,480,491	$26,782,962
Net debt to book capitalization ratio	44.8%	42.9%	42.9%

Undepreciated book capitalization:
Total net debt	$12,482,932	$11,800,586	$11,482,316
Accumulated depreciation and amortization	3,796,297	4,093,494	4,838,370
Total equity	15,175,885	15,281,472	14,925,452
Redeemable noncontrolling interest	183,083	398,433	375,194
Undepreciated book capitalization	$31,638,197	$31,573,985	$31,621,332
Net debt to undepreciated book capitalization ratio	39.5%	37.4%	36.3%

Market capitalization:
Common shares outstanding	354,778	362,602	371,732
Period end share price	$68.03	$66.93	$63.77
Common equity market capitalization	$24,135,547	$24,268,952	$23,705,350
Total net debt	12,482,932	11,800,586	11,482,316
Noncontrolling interests(3)	768,408	873,512	877,499
Preferred stock	1,006,250	1,006,250	718,503
Market capitalization:	$38,393,137	$37,949,300	$36,783,668
Net debt to market capitalization ratio	32.5%	31.1%	31.2%

(1) Amounts include senior unsecured notes, secured debt and capital lease obligations as reflected on our consolidated balance sheet.
(2) Inclusive of IRC section 1031 deposits, if any.
(3) Includes all noncontrolling interests (redeemable and permanent) as reflected on our consolidated balance sheet.

     The following tables reflect the reconciliation of NOI and SSNOI to net income, the most directly comparable U.S. GAAP measure, for the years presented.  Dollar amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2015	2016	2017
Net income	$888,549	$1,082,070	$540,613
Loss (gain) on real estate dispositions, net	(280,387)	(364,046)	(344,250)
Loss (income) from unconsolidated entities	21,504	10,357	83,125
Income tax expense (benefit)	6,451	(19,128)	20,128
Other expenses	46,231	11,998	177,776
Impairment of assets	2,220	37,207	124,483
Provision for loan losses	-	10,215	62,966
Loss (gain) on extinguishment of debt, net	34,677	17,214	37,241
Loss (gain) on derivatives, net	(58,427)	(2,448)	2,284
Transaction costs	110,926	42,910	-
General and administrative expenses	147,416	155,241	122,008
Depreciation and amortization	826,240	901,242	921,720
Interest expense	492,169	521,345	484,622
Consolidated net operating income (NOI)	$2,237,569	$2,404,177	$2,232,716

NOI by segment:
Triple-net	$1,175,806	$1,208,860	$967,084
Seniors housing operating	701,262	814,114	880,026
Outpatient medical	359,410	380,264	384,068
Non-segment/corporate	1,091	939	1,538
Total NOI	$2,237,569	$2,404,177	$2,232,716

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
SSNOI Reconciliation:	2015	2016	2017
NOI:
Triple-net	$1,175,806	$1,208,860	$967,084
Seniors housing operating	701,262	814,114	880,026
Outpatient medical	359,410	380,264	384,068
Total	2,236,478	2,403,238	2,231,178
Adjustments:
Triple-net:
Non-cash NOI on same store properties	(48,890)	(38,899)	(28,602)
NOI attributable to non same store properties	(498,131)	(574,049)	(333,279)
Subtotal	(547,021)	(612,948)	(361,881)
Seniors housing operating:
Non-cash NOI on same store properties	1,003	1,990	1,242
NOI attributable to non same store properties	(83,880)	(190,459)	(246,731)
Subtotal	(82,877)	(188,469)	(245,489)
Outpatient medical:
Non-cash NOI on same store properties	(6,095)	(3,073)	(1,764)
NOI attributable to non same store properties	(76,819)	(99,237)	(102,851)
Subtotal	(82,914)	(102,310)	(104,615)
Total	(712,812)	(903,727)	(711,985)
SSNOI by segment:
Triple-net	628,785	595,912	605,203
Seniors housing operating	618,385	625,645	634,537
Outpatient medical	276,496	277,954	279,453
Total	$1,523,666	$1,499,511	$1,519,193

SSNOI Property Reconciliation:
Total properties	1,286
Acquisitions	(231)
Developments	(33)
Disposals/Held-for-sale	(71)
Segment transitions	(28)
Other(1)	(9)
Same store properties	914
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

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries, and the accounts of joint venture entities in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests.  In addition, we consolidate those entities deemed to be variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors includes, but is not limited to, our ability to direct the activities that most significantly impact the entity's economic performance, our form of ownership interest, our representation on the entity's governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the VIE, our assumptions may be different and may result in the identification of a different primary beneficiary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nature of Critical Accounting Estimate	Assumptions/Approach Used

Real Estate Acquisitions

On January 1, 2017, we adopted Accounting Standards Update 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recording the asset acquisition at relative fair value, capitalizing transaction costs, and the elimination of the measurement period in which to record adjustments to the transaction. We believe that substantially all our real estate acquisitions are considered asset acquisitions. We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017. Regardless of whether an acquisition is considered an asset acquisition or a business combination, the cost of real property acquired is allocated to net tangible and identifiable intangible assets based on their respective fair values. Tangible assets primarily consist of land, buildings, and improvements. The remaining purchase price is allocated among identifiable intangible assets primarily consisting of the above or below market component of in-place leases and the value of in-place leases. The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Real property developed by us is recorded at cost, including the capitalization of construction period interest.

We make estimates as part of our allocation of the purchase price of acquisitions to the various components of the acquisition based upon the relative fair value of each component. The most significant components of our allocations are typically the allocation of fair value to the buildings as-if-vacant, land, and in-place leases. In the case of the fair value of buildings and the allocation of value to land and other intangibles, our estimates of the values of these components will affect the amount of depreciation and amortization we record over the estimated useful life of the property acquired or the remaining lease term. In the case of the value of in-place leases, we make our best estimates based on our evaluation of the specific characteristics of each tenant's lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions, and costs to execute similar leases. Our assumptions affect the amount of future revenue that we will recognize over the remaining lease term for the acquired in-place leases.

We compute depreciation and amortization on our properties using the straight-line method based on their estimated useful lives which range from 15 to 40 years for buildings and five to 15 years for improvements. Amortization periods for intangibles are based on the remaining life of the lease or lease-up period.

Allowance for Loan Losses

We maintain an allowance for loan losses in accordance with U.S. GAAP.  The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in our loans receivable.  The determination of the allowance is based on a quarterly evaluation of all outstanding loans.  If this evaluation indicates that there is a greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement or if it has been modified in a troubled debt restructuring.  Consistent with this definition, all loans on non-accrual are deemed impaired.  To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to income accrual status.

The determination of the allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors, and value of the underlying collateral. Any loans with collectability concerns are subjected to a projected payoff valuation.  The valuation is based on the expected future cash flows and/or the estimated fair value of the underlying collateral. The valuation is compared to the outstanding balance to determine the reserve needed for each loan.  We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral.

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

We evaluate the collectability of our revenues and related receivables on an on-going basis. We evaluate collectability based on assumptions and other considerations including, but not limited to, the certainty of payment, payment history, the financial strength of the investment’s underlying operations as measured by cash flows and payment coverages, the value of the underlying collateral and guaranties, and current economic conditions.

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

The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if there are indicators of impairment.  These indicators may include anticipated operating losses at the property level, the tenant’s inability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life, and changes in the market that may permanently reduce the value of the property.  If indicators of impairment exist, then the undiscounted future cash flows from the most likely uses of the property are compared to the current net book value.  This analysis requires us to determine if indicators of impairment exist and to estimate the most likely stream of cash flows to be generated from the property during the period the property is expected to be held.  Properties that meet the held-for-sale criteria are recorded at the lesser of fair value less costs to sell or carrying value.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We seek to mitigate the underlying foreign currency exposures with gains and losses on derivative contracts hedging these exposures.  We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. This section is a discussion of the risks associated with potential fluctuations in interest rates and foreign currency exchange rates. For more information, see Notes 11 and 16 to our consolidated financial statements.

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

	December 31, 2017		December 31, 2016
	Principal balance	Fair value change	Principal balance	Fair value change
Senior unsecured notes	$7,710,219	$(500,951)	$7,568,832	$(521,203)
Secured debt	1,749,958	(63,492)	2,489,276	(73,944)
Totals	$9,460,177	$(564,443)	$10,058,108	$(595,147)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At December 31, 2017, we had $2,294,678,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $22,947,000. At December 31, 2016, we had $2,311,996,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $23,120,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the year ended December 31, 2017, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $12,000,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed, excluding cross currency hedge activity (dollars in thousands):

	December 31, 2017		December 31, 2016
	Carrying value	Fair value change	Carrying value	Fair value change
Foreign currency exchange contracts	$23,238	$12,929	$87,962	$722
Debt designated as hedges	1,620,273	16,203	1,481,591	13,000
Totals	$1,643,511	$29,132	$1,569,553	$13,722

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Welltower Inc.

Opinion on the Financial Statements

     We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

     These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

     We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

                                    /s/  Ernst & Young LLP

We have served as the Company’s auditor since 1970.

Toledo, Ohio

February 28, 2018

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(in thousands)

	December 31,	December 31,
	2017	2016
Assets
Real estate investments:
Real property owned:
Land and land improvements	$2,734,467	$2,591,071
Buildings and improvements	25,373,117	24,496,153
Acquired lease intangibles	1,502,471	1,402,884
Real property held for sale, net of accumulated depreciation	734,147	1,044,859
Construction in progress	237,746	506,091
Gross real property owned	30,581,948	30,041,058
Less accumulated depreciation and amortization	(4,838,370)	(4,093,494)
Net real property owned	25,743,578	25,947,564
Real estate loans receivable	495,871	622,628
Less allowance for losses on loans receivable	(68,372)	(6,563)
Net real estate loans receivable	427,499	616,065
Net real estate investments	26,171,077	26,563,629
Other assets:
Investments in unconsolidated entities	445,585	457,138
Goodwill	68,321	68,321
Cash and cash equivalents	243,777	419,378
Restricted cash	65,526	187,842
Straight-line receivable	389,168	342,578
Receivables and other assets	560,991	826,298
Total other assets	1,773,368	2,301,555
Total assets	$27,944,445	$28,865,184

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$719,000	$645,000
Senior unsecured notes	8,331,722	8,161,619
Secured debt	2,608,976	3,477,699
Capital lease obligations	72,238	73,927
Accrued expenses and other liabilities	911,863	827,034
Total liabilities	12,643,799	13,185,279

Redeemable noncontrolling interests	375,194	398,433

Equity:
Preferred stock	718,503	1,006,250
Common stock	372,449	363,071
Capital in excess of par value	17,662,681	16,999,691
Treasury stock	(64,559)	(54,741)
Cumulative net income	5,316,580	4,803,575
Cumulative dividends	(9,471,712)	(8,144,981)
Accumulated other comprehensive income (loss)	(111,465)	(169,531)
Other equity	670	3,059
Total Welltower Inc. stockholders’ equity	14,423,147	14,806,393
Noncontrolling interests	502,305	475,079
Total equity	14,925,452	15,281,472
Total liabilities and equity	$27,944,445	$28,865,184

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$1,445,871	$1,648,815	$1,598,948
Resident fees and services	2,779,423	2,504,731	2,158,031
Interest income	73,811	97,963	84,141
Other income	17,536	29,651	18,706
Total revenues	4,316,641	4,281,160	3,859,826
Expenses:
Interest expense	484,622	521,345	492,169
Property operating expenses	2,083,925	1,876,983	1,622,257
Depreciation and amortization	921,720	901,242	826,240
General and administrative	122,008	155,241	147,416
Transaction costs	-	42,910	110,926
Loss (gain) on derivatives, net	2,284	(2,448)	(58,427)
Loss (gain) on extinguishment of debt, net	37,241	17,214	34,677
Provision for loan losses	62,966	10,215	-
Impairment of assets	124,483	37,207	2,220
Other expenses	177,776	11,998	46,231
Total expenses	4,017,025	3,571,907	3,223,709
Income from continuing operations before income taxes
and income from unconsolidated entities	299,616	709,253	636,117
Income tax (expense) benefit	(20,128)	19,128	(6,451)
Income (loss) from unconsolidated entities	(83,125)	(10,357)	(21,504)
Income from continuing operations	196,363	718,024	608,162
Gain (loss) on real estate dispositions, net	344,250	364,046	280,387
Net income	540,613	1,082,070	888,549
Less: Preferred stock dividends	49,410	65,406	65,406
Less: Preferred stock redemption charge	9,769	-	-
Less: Net income (loss) attributable to noncontrolling interests(1)	17,839	4,267	4,799

Net income attributable to common stockholders	$463,595	$1,012,397	$818,344

Average number of common shares outstanding:
Basic	367,237	358,275	348,240
Diluted	369,001	360,227	349,424

Earnings per share:
Basic:
Income from continuing operations	$0.53	$2.00	$1.75
Net income attributable to common stockholders	$1.26	$2.83	$2.35

Diluted:
Income from continuing operations	$0.53	$1.99	$1.74
Net income attributable to common stockholders	$1.26	$2.81	$2.34

 (1) Includes amounts attributable to redeemable noncontrolling interests

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income	$540,613	$1,082,070	$888,549

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	-	5,120	-
Reclassification adjustment for write down of equity investment	(5,120)	-	-
Unrecognized gain (loss) on cash flow hedges	2	1,414	(766)
Unrecognized actuarial gain (loss)	269	190	246
Foreign currency translation gain (loss)	85,263	(85,557)	(46,679)
Total other comprehensive income (loss)	80,414	(78,833)	(47,199)

Total comprehensive income	621,027	1,003,237	841,350
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	40,187	6,722	(31,166)
Total comprehensive income attributable to stockholders	$580,840	$996,515	$872,516

(1) Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY

WELLTOWER INC. AND SUBSIDIARIES

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at December 31, 2014	$1,006,250	$328,835	$14,740,712	$(35,241)	$2,842,022	$(5,635,923)	$(77,009)	$5,507	$297,896	$13,473,049
Comprehensive income:
Net income					883,750				4,878	888,628
Other comprehensive income (loss)							(11,234)		(35,965)	(47,199)
Total comprehensive income										841,429
Net change in noncontrolling interests			(23,077)						318,516	295,439
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		126	25,053	(9,131)				(2,107)		13,941
Net proceeds from issuance of common stock		24,520	1,730,181							1,754,701
Equity component of convertible debt		1,330	5,431							6,761
Option compensation expense								698		698
Cash dividends paid:
Common stock dividends						(1,144,727)				(1,144,727)
Preferred stock dividends						(65,406)				(65,406)
Balances at December 31, 2015	1,006,250	354,811	16,478,300	(44,372)	3,725,772	(6,846,056)	(88,243)	4,098	585,325	15,175,885
Comprehensive income:
Net income					1,077,803				9,277	1,087,080
Other comprehensive income (loss)							(81,288)		2,455	(78,833)
Total comprehensive income										1,008,247
Net change in noncontrolling interests			(51,478)						(121,978)	(173,456)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		839	46,938	(10,369)				(1,305)		36,103
Net proceeds from issuance of common stock		7,421	525,931							533,352
Option compensation expense								266		266
Cash dividends paid:
Common stock dividends						(1,233,519)				(1,233,519)
Preferred stock dividends						(65,406)				(65,406)
Balances at December 31, 2016	1,006,250	363,071	16,999,691	(54,741)	4,803,575	(8,144,981)	(169,531)	3,059	475,079	15,281,472
Comprehensive income:
Net income					522,774				20,819	543,593
Other comprehensive income (loss)							58,066		22,348	80,414
Total comprehensive income										624,007
Net change in noncontrolling interests			13,473						(15,941)	(2,468)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		402	21,494	(9,807)				(2,399)		9,690
Net proceeds from issuance of common stock		8,881	612,555							621,436
Redemption of equity membership units		91	5,465	(11)						5,545
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Conversion of preferred stock	(247)	4	243							-
Option compensation expense								10		10
Cash dividends paid:
Common stock dividends						(1,277,321)				(1,277,321)
Preferred stock dividends						(49,410)				(49,410)
Balances at December 31, 2017	$718,503	$372,449	$17,662,681	$(64,559)	$5,316,580	$(9,471,712)	$(111,465)	$670	$502,305	$14,925,452

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

WELLTOWER INC. AND SUBSIDIARIES

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$540,613	$1,082,070	$888,549
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	921,720	901,242	826,240
Other amortization expenses	16,521	8,822	4,991
Provision for loan losses	62,966	10,215	-
Impairment of assets	124,483	37,207	2,220
Stock-based compensation expense	19,102	28,869	30,844
Loss (gain) on derivatives, net	2,284	(2,448)	(58,427)
Loss (gain) on extinguishment of debt, net	37,241	17,214	34,677
Loss (income) from unconsolidated entities	83,125	10,357	21,504
Rental income in excess of cash received	(80,398)	(83,233)	(115,756)
Amortization related to above (below) market leases, net	357	322	4,018
Loss (gain) on sales of properties, net	(344,250)	(364,046)	(280,387)
Other (income) expense, net	2	(4,853)	31,979
Distributions by unconsolidated entities	116	1,065	637
Increase (decrease) in accrued expenses and other liabilities	26,809	14,298	(8,968)
Decrease (increase) in receivables and other assets	23,486	(18,037)	478
Net cash provided from (used in) operating activities	1,434,177	1,639,064	1,382,599

Investing activities:
Cash disbursed for acquisitions	(805,264)	(2,145,374)	(3,353,087)
Cash disbursed for capital improvements to existing properties	(250,276)	(219,146)	(187,752)
Cash disbursed for construction in progress	(232,715)	(403,131)	(244,561)
Capitalized interest	(13,489)	(16,943)	(8,670)
Investment in real estate loans receivable	(83,738)	(129,884)	(598,722)
Other investments, net of payments	57,385	4,760	(141,994)
Principal collected on real estate loans receivable	96,023	249,552	131,830
Contributions to unconsolidated entities	(114,365)	(101,415)	(160,323)
Distributions by unconsolidated entities	70,287	119,723	130,880
Proceeds from (payments on) derivatives	52,719	108,347	106,360
Proceeds from sales of real property	1,378,014	2,350,068	823,964
Net cash provided from (used in) investing activities	154,581	(183,443)	(3,502,075)

Financing activities:
Net increase (decrease) under unsecured credit facilities	74,000	(190,000)	835,000
Proceeds from issuance of senior unsecured notes	7,500	693,560	1,451,434
Payments to extinguish senior unsecured notes	(5,000)	(865,863)	(558,830)
Net proceeds from the issuance of secured debt	241,772	460,015	228,685
Payments on secured debt	(1,144,346)	(563,759)	(573,390)
Net proceeds from the issuance of common stock	621,987	534,194	1,755,722
Redemption of preferred stock	(287,500)	-	-
Decrease (increase) in deferred loan expenses	(54,333)	(22,196)	(11,513)
Contributions by noncontrolling interests(1)	56,560	148,666	173,018
Distributions to noncontrolling interests(1)	(87,711)	(134,578)	(50,877)
Acquisitions of noncontrolling interests	-	-	(5,663)
Cash distributions to stockholders	(1,325,617)	(1,298,925)	(1,210,133)
Other financing activities	(10,839)	(11,931)	(36,135)
Net cash provided from (used in) financing activities	(1,913,527)	(1,250,817)	1,997,318
Effect of foreign currency translation on cash and cash equivalents	26,852	(20,274)	(8,575)
Increase (decrease) in cash, cash equivalents and restricted cash	(297,917)	184,530	(130,733)
Cash, cash equivalents and restricted cash at beginning of period	607,220	422,690	553,423
Cash, cash equivalents and restricted cash at end of period	$309,303	$607,220	$422,690

Supplemental cash flow information:
Interest paid	$488,265	$541,545	$492,771
Income taxes paid	10,410	8,011	12,214

(1)     Includes amounts attributable to redeemable noncontrolling interests.

See accompanying notes.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

     Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  WelltowerTM, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing and post-acute communities and outpatient medical properties.

2. Accounting Policies and Related Matters

Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

     The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture (“JV”) entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation. At inception of JV transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  Accounting Standards Codification Topic 810, Consolidations (“ASC 810”), requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance. For investments in JVs, U.S. GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s).  We assess the limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.

Revenue Recognition

     Revenue is recorded in accordance with U.S. GAAP, which requires that revenue be recognized after four basic criteria are met. These four criteria include persuasive evidence of an arrangement, the rendering of service, fixed and determinable income, and reasonably assured collectability. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.  Leases in our outpatient medical portfolio typically include some form of operating expense reimbursement by the tenant.  Certain payments made to operators are treated as lease incentives and amortized as a reduction of revenue over the lease term.  We recognize resident fees and services, other than move-in fees, monthly as services are provided.  Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Cash and Cash Equivalents

     Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

Restricted Cash

     Restricted cash primarily consists of amounts held by lenders to provide future payments for real estate taxes, insurance, tenant and capital improvements, amounts held in escrow relating to acquisitions we are entitled to receive over a period of time as outlined in the escrow agreement and net proceeds from property sales that were executed as tax-deferred dispositions under Internal Revenue Code (“IRC”) section 1031.  At December 31, 2017, $5,843,000 of sales proceeds is on deposit in a IRC section 1031 exchange escrow account with a qualified intermediary.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable Securities

     We classify marketable securities as available-for-sale.  These securities are carried at their fair value with unrealized gains and losses recognized in stockholders’ equity as a component of accumulated other comprehensive income.  When we determine declines in fair value of marketable securities are other-than-temporary, a loss is recognized in earnings.

Redeemable Noncontrolling Interests

     Certain noncontrolling interests are redeemable at fair value.  Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value.  If it is probable that the interests will be redeemed in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately four years.  In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, in the balance sheet.  At December 31, 2017, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $375,194,000 by $29,587,000.

     During 2014 and 2015, we entered into DownREIT partnerships which give a real estate seller the ability to exchange its property on a tax deferred basis for equity membership interests (“OP units”).  The OP units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.

Real Property Owned

     On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recording the asset acquisition at relative fair value, capitalizing transaction costs, and the elimination of the measurement period in which to record adjustments to the transaction. We believe that substantially all our real estate acquisitions are considered asset acquisitions.  We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017. Real property developed by us is recorded at cost, including the capitalization of construction period interest. Expenditures for repairs and maintenance are expensed as incurred.

     Regardless of whether an acquisition is considered an asset acquisition or a business combination, the cost of real property acquired, which represents substantially all of the purchase price, is allocated to net tangible and identifiable intangible assets based on their relative fair values. These properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and 5 to 15 years for improvements. Tangible assets primarily consist of land, buildings and improvements, including those related to capital leases.  We consider costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investment activities in our consolidated statement of cash flows.

     The remaining purchase price is allocated among identifiable intangible assets primarily consisting of the above or below market component of in-place leases and the value associated with the presence of in-place leases.  The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in other liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases or lease-up period.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset and the existence of a master lease which may link the cash flows of an individual asset to a larger portfolio of assets leased to the same tenant. If these factors and the projected undiscounted cash flows of the assets over the remaining depreciation period indicate that the assets will not be recoverable, the carrying value is reduced to the estimated fair market value.  In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and health care industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.  Additionally, properties that meet the held-for-sale criteria are recorded at the lessor of fair value less costs to sell or the carrying value.

Capitalization of Construction Period Interest

     We capitalize interest costs associated with funds used for the construction of properties owned directly by us. The amount capitalized is based upon the balance outstanding during the construction period using the rate of interest which approximates our Company-wide cost of financing. Our interest expense reflected in the consolidated statements of comprehensive income has been reduced by the amounts capitalized.

Gain on Real Estate Dispositions

     We recognize sales of real estate assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our consolidated balance sheets. Gains on real estate assets sold are recognized using the full accrual method upon closing when (i) the collectability of the sales price is reasonably assured, (ii) we are not obligated to perform significant activities after the sale to earn the profit, (iii) we have received adequate initial investment from the purchaser, and (iv) other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate.

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

Allowance for Losses on Loans Receivable

     The allowance for losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the allowance is based on a quarterly evaluation of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors, and value of the underlying collateral. If such factors indicate that there is greater risk of loan charge-offs, additional allowances or placement on non-accrual status may be required. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the original loan agreement. Consistent with this definition, all loans on non-accrual are deemed impaired. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.  Any loans with collectability concerns are subjected to a projected payoff valuation.  The valuation is based on the expected future cash flows and/or the estimated fair value of the underlying collateral.  The valuation is compared to the outstanding balance to determine the reserve needed for each loan.  We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pricing models that consider the forward yield curves and discount rates.  The fair value of our forward exchange contracts are estimated by pricing models that consider foreign currency spot rates, forward trade rates and discount rates.  Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. See Note 11 for additional information.

Federal Income Tax

    We have elected to be treated as a REIT under the applicable provisions of the IRC, commencing with our first taxable year, and made no provision for U.S. federal income tax purposes prior to our acquisition of our taxable REIT subsidiaries (“TRSs”). As a result of these as well as subsequent acquisitions, we now record income tax expense or benefit with respect to certain of our entities that are taxed as TRSs under provisions similar to those applicable to regular corporations and not under the REIT provisions. We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.  See Note 18 for additional information.

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

New Accounting Standards

     During the year ended December 31, 2017, we adopted the following additional accounting standards, each of which did not have a material impact on our consolidated financial statements:

•          We adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017, which allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur.  We elected to account for forfeitures as they occur. This election had an immaterial impact on our consolidated financial statements.  The standard also requires an employer to classify as a financing activity in the consolidated statement of cash flow the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation.  This aspect of the standard is required to be applied on a retrospective basis and resulted in an increase in net cash provided by operating activities and a decrease in net cash used in financing activities of $10,369,000 and $9,131,000 for the years ended December 31, 2016 and 2015, respectively.  Upon adoption, no other provisions of ASU 2016-09 had an effect on our consolidated financial statements or related footnote disclosures.

•          During the three months ended December 31, 2017, we adopted ASU No. 2016-18, “Restricted Cash,” and ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  ASU No. 2016-18 requires an entity to reconcile and explain the period over period change in total cash, cash equivalents and restricted cash within its consolidated statement of cash flows and ASU 2016-15 provides guidance clarifying how certain cash receipts and cash payments should be classified.  We adopted these accounting standards retrospectively and, accordingly, certain line items in the consolidated statement of cash flows have been reclassified to conform to the current presentation.  The following table summarizes the change in cash flows as reported and as previously reported prior to the adoption of these standards (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2016		December 31, 2015
		As Previously		As Previously
	As Reported	Reported	As Reported	Reported
Cash disbursed for acquisitions	$(2,145,374)	$(2,145,590)	$(3,353,087)	$(3,364,891)
Decrease (increase) in restricted cash	-	(125,844)	-	29,719
Net cash provided from (used in) investing activities	(183,443)	(309,503)	(3,502,075)	(3,484,160)
Increase (decrease) in balance(1)	184,530	58,470	(130,733)	(112,818)
Balance at beginning of period(1)	422,690	360,908	553,423	473,726
Balance at end of period(1)	607,220	419,378	422,690	360,908

(1) Amounts in As Reported column include cash and cash equivalents and restricted cash as required. Amounts in the As Previously Reported column reflect only cash and cash equivalents.

      The following ASUs have been issued but not yet adopted:

•          In 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASC 606),” which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.  ASC 606 is effective for us beginning January 1, 2018 and we will use the modified retrospective method of adoption.

We have evaluated our various revenue streams to identify whether they would be subject to the provisions of ASC 606 and any differences in timing, measurement, or presentation of revenue recognition.  A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASU 2014-09.  Management contracts are present in our seniors housing operating and outpatient medical segments and represent agreements to provide asset and property management, leasing, marketing and other services.  We do not believe that the pattern and timing of recognition of income for these contracts will change under the provisions of ASC 606.  In addition, revenue recognition for real estate sales is mainly based on the transfer of control and when it is probable that we will collect substantially all of the related consideration.  We expect that the new guidance will result in more transactions qualifying as sales of real estate and being recognized at an earlier date than under the current guidance.

•         In 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which will require entities to measure their financial instrument investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception.  The practicability exception will be available for equity investments that do not have readily determinable fair values.  ASU 2016-01 is effective for fiscal years and interim periods within those years, beginning after December 15, 2017.  This standard will require us to recognize gains and losses from changes in the fair value of our available-for-sale equity securities through the consolidated statement of comprehensive income rather than through accumulated other comprehensive income beginning in 2018.

•          In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their consolidated statements of comprehensive income over the lease term.  It will also require disclosures designed to give financial statement users information regarding amount, timing, and uncertainty of cash flows arising from leases.  The FASB issued an Exposure Draft in January 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met.  ASU 2016-02 and the Exposure Draft are effective for us beginning January 1, 2019, with early adoption permitted.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the consolidated financial statements.  We are currently evaluating the impact of this guidance on our consolidated financial statements from both the lessee and lessor perspective.  We believe that adoption will likely have a material impact to our consolidated financial statements for the recognition of certain operating leases as right-of-use assets and lease liabilities and related amortizations.  We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of this guidance.

•         In 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.”  This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments.  ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018.  We are currently evaluating the impact that the standard will have on our consolidated financial statements.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•         In 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  The standard clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset.  The standard also defines the term in substance nonfinancial asset and clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control over it.  ASU 2017-05 is effective for annual periods beginning after December 15, 2017 and interim periods therein.  Entities may use either a full or modified adoption approach.  We are assessing the impact of the standard but do not expect it to have a material impact on our consolidated financial statements or disclosures.

3. Real Property Acquisitions and Development

    The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their relative fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees, and other acquisition-related costs.  Effective January 1, 2017, with our adoption of ASU 2017-01, transaction costs incurred for asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in “Other Expenses” on our consolidated statement of comprehensive income.  Acquisitions that occurred prior to January 1, 2017, were accounted for as business combinations.  Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries.  See Notes 2 and 11 for information regarding our foreign currency policies.  During the year ended December 31, 2017, we finalized our purchase price allocation of certain previously reported acquisitions and there were no material changes from those previously disclosed.

     Triple-Net Activity

     The following provides our purchase price allocations and other triple-net real property investment activity for the periods presented (in thousands):

		Year Ended December 31,
		2017	2016	2015
	Land and land improvements	$33,416	$104,754	$95,835
	Buildings and improvements	248,459	418,633	1,061,431
	Acquired lease intangibles	-	2,876	4,408
	Receivables and other assets	-	551	194
	Total assets acquired(1)	281,875	526,814	1,161,868
	Secured debt	-	-	(47,741)
	Accrued expenses and other liabilities	(21,236)	(3,384)	(2,905)
	Total liabilities assumed	(21,236)	(3,384)	(50,646)
	Noncontrolling interests	(7,275)	(26,771)	(13,465)
	Non-cash acquisition related activity(2)	(54,901)	(51,733)	(38,355)
	Cash disbursed for acquisitions	198,463	444,926	1,059,402
	Construction in progress additions	120,797	181,084	143,140
	Less: Capitalized interest	(4,713)	(8,729)	(5,699)
Accruals	Foreign currency translation	(610)	(3,665)	(167)
	Cash disbursed for construction in progress	115,474	168,690	137,274
	Capital improvements to existing properties	19,989	32,603	45,293
	Total cash invested in real property, net of cash acquired	$333,926	$646,219	$1,241,969

	(1) Excludes $318,000, $682,000 and $16,578,000 of cash and restricted cash acquired during the years ended December 31, 2017, 2016 and 2015, respectively.

(2)  For the year ended December 31, 2017, $54,901,000 is related to the acquisition of assets previously financed as real estate loans receivable.  For the year ended December 31, 2016, primarily relates to $45,044,000 for the acquisition of assets previously financed as real estate loans receivable and $6,630,000 previously financed as an equity investment.  For the year ended December 31, 2015, primarily relates to $23,288,000 for the acquisition of assets previously financed as real estate loans receivable and $6,743,000 previously financed as equity investments.

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

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016	2015
Land and land improvements	$42,525	$164,653	$218,581
Buildings and improvements	428,777	1,518,472	2,367,486
Acquired lease intangibles	63,912	115,643	187,512
Receivables and other assets	3,959	2,462	29,501
Total assets acquired(1)	539,173	1,801,230	2,803,080
Secured debt	-	(63,732)	(871,471)
Senior unsecured notes	-	-	(24,621)
Accrued expenses and other liabilities	(46,301)	(23,681)	(81,778)
Total liabilities assumed	(46,301)	(87,413)	(977,870)
Noncontrolling interests	(4,701)	(6,007)	(183,854)
Non-cash acquisition related activity	(67,633)(2)	(47,065)(3)	-
Cash disbursed for acquisitions	420,538	1,660,745	1,641,356
Construction in progress additions	84,874	157,845	44,173
Less: Capitalized interest	(9,106)	(5,793)	(1,740)
Less: Foreign currency translation	(6,830)	(8,500)	(2,499)
Cash disbursed for construction in progress	68,938	143,552	39,934
Capital improvements to existing properties	185,473	138,673	104,308
Total cash invested in real property, net of cash acquired	$674,949	$1,942,970	$1,785,598

(1) Excludes $6,273,000, $351,000 and $42,728,000 of cash and restricted cash acquired during the years ended December 31, 2017, 2016 and 2015, respectively.

(2) Includes $59,665,000 related to the acquisition of assets previously financed as investments in unconsolidated entities, and $6,349,000 related to the acquisition of assets previously financed as real estate loans receivable.

(3) Includes $43,372,000 related to the acquisition of assets previously financed as investments in unconsolidated entities.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity

     The following is a summary of our outpatient medical real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Land and land improvements	$40,565	$5,738	$223,708
Buildings and improvements	159,643	46,056	614,770
Acquired lease intangibles	24,014	4,592	45,226
Receivables and other assets	10	-	939
Total assets acquired	224,232	56,386	884,643
Secured debt	(25,708)	-	(120,977)
Accrued expenses and other liabilities	(3,181)	(1,670)	(7,777)
Total liabilities assumed	(28,889)	(1,670)	(128,754)
Noncontrolling interests	(9,080)	-	(76,535)
Non-cash acquisition related activity	-	(15,013)(2)	(27,025)(3)
Cash disbursed for acquisitions(1)	186,263	39,703	652,329
Construction in progress additions	37,094	113,933	70,560
Less: Capitalized interest	(2,406)	(3,723)	(1,286)
Accruals(4)	13,615	(19,321)	(1,921)
Cash disbursed for construction in progress	48,303	90,889	67,353
Capital improvements to existing properties	44,814	47,870	38,151
Total cash invested in real property, net of cash acquired	$279,380	$178,462	$757,833

(1) Excludes $5,522,000 of cash acquired during the year ended December 31, 2015.
(2) The non-cash activity relates to the acquisition of assets previously financed as real estate loans. Please refer to Note 6 for additional information.
(3) The non-cash activity relates to the acquisition of a controlling interest in a portfolio of properties that was historically reported as an unconsolidated property investment.
(4) Represents non-cash consideration accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

     Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Development projects:
Triple-net	$283,472	$46,094	$104,844
Seniors housing operating	3,634	18,979	19,869
Outpatient medical	63,036	108,001	16,592
Total development projects	350,142	173,074	141,305
Expansion projects	10,336	11,363	38,808
Total construction in progress conversions	$360,478	$184,437	$180,113

     At December 31, 2017, future minimum lease payments receivable under operating leases (excluding properties in our seniors housing operating partnerships and excluding any operating expense reimbursements) are as follows (in thousands):

2018	$1,098,987
2019	1,056,731
2020	1,034,583
2021	980,716
2022	944,028
Thereafter	7,771,145
Totals	$12,886,190

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2017	December 31, 2016
Assets:
In place lease intangibles	$1,352,139	$1,252,143
Above market tenant leases	58,443	61,700
Below market ground leases	58,784	61,628
Lease commissions	33,105	27,413
Gross historical cost	1,502,471	1,402,884
Accumulated amortization	(1,125,437)	(966,714)
Net book value	$377,034	$436,170

Weighted-average amortization period in years	15.1	13.7

Liabilities:
Below market tenant leases	$60,430	$89,468
Above market ground leases	8,540	8,107
Gross historical cost	68,970	97,575
Accumulated amortization	(39,629)	(52,134)
Net book value	$29,341	$45,441

Weighted-average amortization period in years	20.1	15.2

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rental income related to above/below market tenant leases, net	$875	$919	$(2,746)
Property operating expenses related to above/below market ground leases, net	(1,231)	(1,241)	(1,272)
Depreciation and amortization related to in place lease intangibles and lease commissions	(145,132)	(132,141)	(115,855)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2018	$111,339	$3,765
2019	55,336	3,306
2020	34,402	2,809
2021	20,419	2,321
2022	17,213	1,856
Thereafter	138,325	15,284
Totals	$377,034	$29,341

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options, or reduction of concentrations (e.g. property type, relationship, or geography).  At December 31, 2017, 50 triple-net, three seniors housing operating and 20 outpatient medical properties with an aggregate net real estate balance of $734,147,000 were classified as held for sale. Secured debt related to the held for sale properties totaled $66,872,000. Impairment of assets, as reflected in our consolidated statements of comprehensive income, primarily represents the charges necessary to adjust the carrying values of certain properties to estimated fair values less costs to sell.  The following is a summary of our real property disposition activity for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Real property dispositions:
Triple-net	$916,689	$1,773,614	$356,300
Seniors housing operating	74,832	-	-
Outpatient medical(1)	19,697	78,786	181,553
Land parcels	-	-	5,724
Total dispositions	1,011,218	1,852,400	543,577
Gain (loss) on sales of real property, net	344,250	364,046	280,387
Net other assets (liabilities) disposed	22,546	133,622	-
Proceeds from real property sales	$1,378,014	$2,350,068	$823,964

(1) Dispositions occurring in the year ended December 31, 2015 primarily relate to the disposition of an unconsolidated equity investment with Forest City Enterprises.

During the year ended December 31, 2016, we completed two portfolio dispositions of properties leased to Genesis HealthCare (“Genesis”) for which we received loans in the amount of $74,445,000 for termination fees relating to the properties sold under the master lease.  The related termination fee income has been deferred and will be recognized as the principal balance of the loans are repaid.  At December 31, 2017, $61,994,000 of principal is outstanding on the loans.

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

	Year Ended
	December 31,
	2017	2016	2015
Revenues:
Rental income	$120,681	$401,742	$435,404
Expenses:
Interest expense	6,570	47,083	68,978
Property operating expenses	12,402	20,847	22,313
Provision for depreciation	31,736	98,949	114,869
Total expenses	50,708	166,879	206,160
Income (loss) from real estate dispositions, net	$69,973	$234,863	$229,244

6. Real Estate Loans Receivable

     The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2017	2016
Mortgage loans	$374,492	$485,735
Other real estate loans	121,379	136,893
Totals	$495,871	$622,628

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2017			December 31, 2016			December 31, 2015

		Outpatient			Outpatient			Outpatient
	Triple-net	Medical	Totals	Triple-net	Medical	Totals	Triple-net	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$12,091	$-	$12,091	$8,445	$-	$8,445	$530,497	$-	$530,497
Draws on existing loans	71,647	-	71,647	118,788	2,651	121,439	65,614	2,611	68,225
Net cash advances on real estate loans	83,738	-	83,738	127,233	2,651	129,884	596,111	2,611	598,722
Receipts on real estate loans receivable:
Loan payoffs	157,912	60,500	218,412	275,439	27,303	302,742	121,778	-	121,778
Principal payments on loans	1,219	-	1,219	6,867	-	6,867	33,340	-	33,340
Sub-total	159,131	60,500	219,631	282,306	27,303	309,609	155,118	-	155,118
Less: Non-cash activity(1)	(63,108)	(60,500)	(123,608)	(45,044)	(15,013)	(60,057)	(23,288)	-	(23,288)
Net cash receipts on real estate loans	96,023	-	96,023	237,262	12,290	249,552	131,830	-	131,830
Net cash advances (receipts) on real estate loans	(12,285)	-	(12,285)	(110,029)	(9,639)	(119,668)	464,281	2,611	466,892

Change in balance due to foreign currency translation	9,136	-	9,136	(14,086)	-	(14,086)	(4,281)	-	(4,281)
Loan impairments(2)	-	-	-	-	(3,053)	(3,053)	-	-	-
Net change in real estate loans receivable	$(66,257)	$(60,500)	$(126,757)	$(169,159)	$(27,705)	$(196,864)	$436,712	$2,611	$439,323

(1) Primarily represents aquisitions of assets previously financed as a real estate loans. Please see Note 3 for additional information.
(2) Represents a direct write down of an impaired loan receivable.

     In 2016, we restructured two existing real estate loans in the triple-net segment to Genesis.  The two existing loans, with a combined principal balance of $317,000,000, were scheduled to mature in 2017 and 2018.  These loans were restructured into four separate loans effective October 1, 2016.  Each loan had a five year term, a 10% interest rate and 25 basis point annual escalator.  We recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  During 2017, we recorded a provision for loan loss of $62,966,000 relating to three real estate loans receivable to Genesis.  The allowance for losses on loans receivable for these three loans totals $68,372,000 and is deemed to be sufficient to absorb expected losses relating to the loans.  Such allowance was based on an estimation of expected future cash flows discounted at the effective interest rate for each loan. Please see Note 21 for additional information.

     The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$6,563	$-	$-
Provision for loan losses(1)	62,966	6,935	-
Change in present value	(1,157)	(372)	-
Balance at end of year	$68,372	$6,563	$-

(1) Excludes direct write down of an impaired loan receivable in 2016.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our loan impairments (in thousands):
	Year Ended December 31,
	2017	2016	2015
Balance of impaired loans at end of year	$282,882	$377,549	$-
Allowance for loan losses	68,372	6,563	-
Balance of impaired loans not reserved	$214,510	$370,986	$-
Average impaired loans for the year	$330,216	$188,775	$10,500
Interest recognized on impaired loans(1)	27,793	8,707	-

(1) Represents cash interest recognized in the period since loans were identified as impaired.

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

	Percentage Ownership(1)	December 31, 2017	December 31, 2016
Triple-net	10% to 49%	$22,856	$27,005
Seniors housing operating	10% to 50%	352,430	407,172
Outpatient medical	43%	70,299	22,961
Total		$445,585	$457,138
(1) Excludes ownership of in substance real estate.

     During the year ended December 31, 2017, we increased our ownership in Sunrise Senior Living Management, Inc. (“Sunrise”) from 24% to 34%.  Sunrise provides comprehensive property management and accounting services with respect to certain of our seniors housing operating properties that Sunrise operates, for which we pay annual management fees pursuant to long-term management agreements.  Our management agreements with Sunrise have initial terms expiring through December 2032 plus, if applicable, optional renewal periods ranging from an additional 5 to 15 years depending on the property.  The management fees payable to Sunrise under the management agreements include a fee based on a percentage of revenues generated by the applicable properties plus, if applicable, positive or negative adjustments based on specified performance targets.  For the years ended December 31, 2017, 2016 and 2015, we recognized fees to Sunrise of $37,573,000, $37,751,000, and $36,403,000, respectively, the majority of which are reflected within property operating expenses in our consolidated statements of comprehensive income.

     At December 31, 2017, the aggregate unamortized basis difference of our joint venture investments of $110,063,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity.  This difference is being amortized over the remaining useful life of the related assets and included in the reported amount of income from unconsolidated entities.

     Summary combined financial information for our investments in unconsolidated entities held for the periods presented is as follows (in thousands):

	December 31, 2017	December 31, 2016
Net real estate investments	$2,955,527	$2,595,107
Other assets	2,582,943	2,298,503
Total assets	5,538,470	4,893,610
Total liabilities	4,037,145	3,588,007
Total equity	$1,501,325	$1,305,603

	Year Ended December 31,
	2017	2016	2015
Total revenues	$2,074,139	$1,867,464	$2,947,993
Net income (loss)	(264,473)	(86,167)	(40,116)

8. Credit Concentration

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We use consolidated net operating income (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation.  The following table summarizes certain information about our credit concentration for the year ended December 31, 2017, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	158	$315,409	14%
Genesis HealthCare	86	190,506	9%
Revera(3)	98	156,698	7%
Brookdale Senior Living	137	151,026	7%
Benchmark Senior Living	48	97,779	4%
Remaining portfolio	759	1,321,298	59%
Totals	1,286	$2,232,716	100%

(1) Genesis HealthCare is in our triple-net segment. Sunrise Senior Living and Revera are in our seniors housing operating segment.  Brookdale Senior Living and Benchmark Senior Living are in both our triple-net and seniors housing operating segments.

(2) NOI with our top five relationships comprised 45% of total NOI for the year ending December 31, 2016.
(3) Revera owns a controlling interest in Sunrise Senior Living. For the year ended December 31, 2017, we recognized $1,032,562,000 of revenue from properties managed by Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

     At December 31, 2017, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility, and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2017).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (2.46% at December 31, 2017).  The applicable margin is based on certain of our debt ratings and was 0.90% at December 31, 2017.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on certain of our debt ratings and was 0.15% at December 31, 2017.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance outstanding at year end(1)	$719,000	$645,000	$835,000
Maximum amount outstanding at any month end	$1,010,000	$1,560,000	$835,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$597,422	$762,896	$452,644
Weighted-average interest rate (actual interest
expense divided by average borrowings outstanding)	2.02%	1.39%	1.17%

(1) As of December 31, 2017, letters of credit in the aggregate amount of $22,365,000 have been issued, which reduce the available borrowing capacity on our primary unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.   At December 31, 2017, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2018	$450,000	$396,588	$846,588
2019	600,000	522,458	1,122,458
2020	697,174	184,726	881,900
2021(4)	1,149,728	221,784	1,371,512
2022(5,6)	600,000	234,850	834,850
Thereafter(7,8,9,10)	4,920,545	1,058,002	5,978,547
Totals	$8,417,447	$2,618,408	$11,035,855

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the consolidated balance sheet.
(2) Annual interest rates range from 2.1% to 6.5%.
(3) Annual interest rates range from 1.69% to 7.98%. Carrying value of the properties securing the debt totaled $5,475,672,000 at December 31, 2017.

(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $239,674,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2017).

(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $199,728,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2017).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (2.28% at December 31, 2017).

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (2.41% at December 31, 2017).

(7)  On November 20, 2013, we completed the sale of £550,000,000 (approximately $744,095,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2017) of 4.8% senior unsecured notes due 2028.

(8)  On November 25, 2014, we completed the sale of £500,000,000 (approximately $676,450,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2017) of 4.5% senior unsecured notes due 2034.

(9) In May 2015, we issued $750,000,000 of 4.0% senior unsecured notes due 2025. In October 2015, we issued an additional $500,000,000 of these notes under a re-opening of the offer.
(10) In March 2016, we issued $700,000,000 of 4.25% senior unsecured notes due 2026.

    The following is a summary of our senior unsecured note principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,260,038	4.245%	$8,645,758	4.237%	$7,817,154	4.385%
Debt issued	7,500	1.973%	705,000	4.228%	1,475,540	3.901%
Debt assumed	-	0.000%	-	0.000%	24,621	6.000%
Debt extinguished	(5,000)	1.830%	(850,000)	4.194%	(300,000)	6.200%
Debt redeemed	-	0.000%	-	0.000%	(240,249)	3.303%
Foreign currency	154,909	4.288%	(240,720)	4.565%	(131,308)	3.966%
Ending balance	$8,417,447	4.306%	$8,260,038	4.245%	$8,645,758	4.237%

     The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$3,465,066	4.094%	$3,478,207	4.440%	$2,941,765	4.940%
Debt issued	241,772	2.822%	460,015	2.646%	228,685	2.776%
Debt assumed	23,094	6.670%	60,898	4.301%	1,007,482	3.334%
Debt extinguished	(1,080,268)	5.247%	(489,293)	5.105%	(506,326)	4.506%
Principal payments	(64,078)	4.340%	(74,466)	4.663%	(67,064)	4.801%
Debt deconsolidated	(60,000)	3.799%	-	0.000%	-	0.000%
Foreign currency	92,822	3.164%	29,705	3.670%	(126,335)	3.834%
Ending balance	$2,618,408	3.761%	$3,465,066	4.094%	$3,478,207	4.440%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2017, we believe we were in compliance with all of the covenants under our debt agreements.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivative Instruments

     We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates. We may elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to manage the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates.  In addition, non-U.S. investments expose us to the potential losses associated with adverse changes in foreign currency to U.S. Dollar exchange rates.  We have elected to manage these risks through the use of forward exchange contracts and issuing debt in foreign currencies.

Interest Rate Swap Contracts and Foreign Currency Forward Contracts Designated as Cash Flow Hedges

     For instruments that are designated as and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period, or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.  Approximately $914,000 of gains, which are included in accumulated other comprehensive income (“AOCI”), are expected to be reclassified into earnings in the next 12 months.

Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the years ended December 31, 2017 and 2016, we settled certain net investment hedges generating cash proceeds of $52,719,000 and $108,347,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	December 31, 2017	December 31, 2016
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$575,000	$900,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in U.S. Dollars	$-	$57,000
Denominated in Canadian Dollars	$36,000	$54,000
Denominated in Pounds Sterling	£-	£48,000

Derivative instruments not designated:
Denominated in U.S. Dollars	$408,007	$-
Denominated in Canadian Dollars	$80,000	$37,000

     The following presents the impact of derivative instruments on the consolidated statements of comprehensive income for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Year Ended
	Location	December 31, 2017	December 31, 2016	December 31, 2015

Gain (loss) on forward exchange contracts recognized in income	Interest expense	$(2,476)	$8,544	$14,474

Loss (gain) on option exercise(1)	Loss (gain) on derivatives, net	$-	$-	$(58,427)

Gain on release of cumulative translation adjustment related to ineffectiveness on net investment hedge	Loss (gain) on derivatives, net	$-	$(2,516)	$-

Gain (loss) on forward exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$(252,168)	$357,021	$298,116

(1) In April 2011, we completed the acquisition of substantially all of the real estate assets of privately-owned Genesis.  In conjunction with this transaction, we received the option to acquire an ownership interest in Genesis.  In February 2015, Genesis closed on a transaction to merge with Skilled Healthcare Group to become a publicly traded company which required us to record the value of the derivative asset due to the net settlement feature.

12. Commitments and Contingencies

     At December 31, 2017, we had fourteen outstanding letter of credit obligations totaling $159,151,000 and expiring between 2018 and 2024.  At December 31, 2017, we had outstanding construction in process of $237,746,000 for leased properties and were committed to providing additional funds of approximately $429,815,000 to complete construction. At December 31, 2017, we had contingent purchase obligations totaling $11,832,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property. In December 2017, we finalized an agreement with the University of Toledo Foundation to transfer our corporate headquarters as a gift and recognized an expense of $40,730,000.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At December 31, 2017, we had operating lease obligations of $1,125,098,000 relating to certain ground leases and Company office space. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2017, aggregate future minimum rentals to be received under these noncancelable subleases totaled $77,385,000.

     At December 31, 2017, future minimum lease payments due under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases(1)
2018	$17,871	$4,678
2019	18,070	4,334
2020	17,605	4,173
2021	17,419	4,173
2022	16,765	4,173
Thereafter	1,037,368	67,573
Totals	$1,125,098	$89,104

(1) Amounts above represent principal and interest obligations under capital lease arrangements.  Related assets with a gross value of $167,324,000 and accumulated depreciation of $29,303,000 are recorded in real property.

13. Stockholders’ Equity

     The following is a summary of our stockholder’s equity capital accounts as of the dates indicated:

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017	December 31, 2016
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	14,375,000	25,875,000
Outstanding shares	14,370,060	25,875,000

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	372,852,311	363,576,924
Outstanding shares	371,731,551	362,602,173

     Preferred Stock.  The following is a summary of our preferred stock activity during the periods presented:

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate

Beginning balance	25,875,000	6.500%	25,875,000	6.500%	25,875,000	6.500%
Shares redeemed	(11,500,000)	6.500%	-	0.000%	-	0.000%
Shares converted	(4,940)	6.500%	-	0.000%	-	0.000%
Ending balance	14,370,060	6.500%	25,875,000	6.500%	25,875,000	6.500%

     During the three months ended March 31, 2011, we issued 14,375,000 of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock.  These shares have a liquidation value of $50.00 per share.  Dividends are payable quarterly in arrears.  The preferred stock is not redeemable by us.  The preferred shares are convertible, at the holder’s option, into 0.8460 shares of common stock (equal to an initial conversion price of approximately $59.10).  During the year ended December 31, 2017, 4,940 shares of Series I preferred stock were converted into common stock.

     During the three months ended March 31, 2012, we issued 11,500,000 of 6.50% Series J Cumulative Redeemable Preferred Stock.  During the year ended December 31, 2017, we recognized a charge of $9,769,000 in connection with the redemption of the Series J preferred stock.

     Common Stock. The following is a summary of our common stock activity during the periods indicated (dollars in thousands, except average price amounts):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

February 2015 public issuance	19,550,000	$75.50	$1,476,025	$1,423,935
2015 Dividend reinvestment plan issuances	4,024,169	67.72	272,531	272,531
2015 Option exercises	249,054	47.35	11,793	11,793
2015 Equity Shelf Program issuances	696,070	69.23	48,186	47,463
2015 Stock incentive plans, net of forfeitures	137,837		-	-
2015 Senior note conversions	1,330,474		-	-
2015 Totals	25,987,604		$1,808,535	$1,755,722

2016 Dividend reinvestment plan issuances	4,145,457	$70.34	$291,852	$291,571
2016 Option exercises	141,405	47.13	6,664	6,664
2016 Equity Shelf Program issuances	3,134,901	75.27	238,286	235,959
2016 Stock incentive plans, net of forfeitures	402,740		-	-
2016 Totals	7,824,503		$536,802	$534,194

2017 Dividend reinvestment plan issuances	5,640,008	$69.97	$395,526	$394,639
2017 Option exercises	252,979	51.16	12,942	12,942
2017 Equity Shelf Program issuances	2,986,574	71.79	215,917	214,406
2017 Preferred stock conversions	4,300		-	-
2017 Redemption of equity membership units	91,180		-	-
2017 Stock incentive plans, net of forfeitures	154,337		-	-
2017 Totals	9,129,378		$624,385	$621,987

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding, offset by the redemption of the Series J preferred stock, as described above.  Please refer to Note 18 for information related to federal income tax of dividends.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Per Share	Amount	Per Share	Amount	Per Share	Amount

Common Stock	$3.4800	$1,277,321	$3.4400	$1,233,519	$3.3000	$1,144,727
Series I Preferred Stock	3.2500	46,711	3.2500	46,719	3.2500	46,719
Series J Preferred Stock	0.2347	2,699	1.6251	18,687	1.6251	18,687
Totals		$1,326,731		$1,298,925		$1,210,133

     Accumulated Other Comprehensive Income. The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Equity Investments	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)
Other comprehensive income (loss) before reclassification adjustments	62,915	-	269	2	63,186
Reclassification adjustment for write down of equity investment	-	(5,120)	-	-	(5,120)
Net current-period other comprehensive income (loss)	62,915	(5,120)	269	2	58,066
Balance at December 31, 2017	$(110,581)	$-	$(884)	$-	$(111,465)

Balance at December 31, 2015	$(85,484)	$-	$(1,343)	$(1,416)	$(88,243)
Other comprehensive income (loss) before reclassification adjustments	(90,528)	5,120	190	1,414	(83,804)
Reclassification amount to net income	2,516	-	-	-	2,516
Net current-period other comprehensive income (loss)	(88,012)	5,120	190	1,414	(81,288)
Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)

     Other Equity.  Other equity consists of accumulated option compensation expense, which represents the amount of amortized compensation costs related to stock options awarded to employees and directors.

14. Stock Incentive Plans

     In May 2016, our shareholders approved the 2016 Long-Term Incentive Plan (“2016 Plan”), which authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after May 5, 2016 are issued out of the 2016 Plan.  The awards granted under the Amended and Restated 2005 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant.  Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, and dividend equivalent rights. Vesting periods for options, deferred stock units, and restricted shares generally range from three to five years.

     Under our long-term incentive plan, certain restricted stock awards are market and performance based.  We will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return and operating performance metrics, measured in each case over a measurement period of two to three years.  Awards vest over two to three years after the end of the performance period with a portion vesting immediately at the end of the performance periods.  The expected term represents the period from the grant date to the end of the performance period.  Compensation expense for these performance grants is measured based on the probability of achievement of certain performance goals and is recognized over both the performance period and vesting period.  For the portion of the grant for which the award is determined by the operating performance metrics, the compensation cost is based on the grant date closing price and management’s estimate of corporate achievement of the financial metrics.  If the estimated number of performance based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates.  For the portion of the grant determined by the total shareholder return, management used a Monte Carlo model to assess the fair value and compensation cost.

     The following table summarizes compensation expense (a component of general and administrative expenses) recognized for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$10	$266	$698
Restricted stock	19,092	28,603	30,146
	$19,102	$28,869	$30,844

Stock Options

     We have not granted stock options since the year ended December 31, 2012 but some remain outstanding.  As of December 31, 2016, there was no unrecognized compensation expense related to unvested stock options.  Stock options outstanding at December 31, 2017 have an aggregate intrinsic value of $1,346,000.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant and is amortized over the vesting periods.   As of December 31, 2017, there was $31,709,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of three years.  The following table summarizes information about non-vested restricted stock incentive awards as of and for the year ended December 31, 2017:

	Restricted Stock
	Number of	Weighted-Average
	Shares	Grant Date
	(000's)	Fair Value
Non-vested at December 31, 2016	987	$58.98
Vested	(477)	63.15
Granted	247	69.78
Terminated	(59)	63.20
Non-vested at December 31, 2017	698	$61.00

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator for basic and diluted earnings per share -
net income attributable to common stockholders	$463,595	$1,012,397	$818,344

Denominator for basic earnings per
share: weighted-average shares	367,237	358,275	348,240
Effect of dilutive securities:
Employee stock options	47	110	143
Non-vested restricted shares	482	449	535
Redeemable shares	1,235	1,393	310
Convertible senior unsecured notes	-	-	196
Dilutive potential common shares	1,764	1,952	1,184
Denominator for diluted earnings per
share: adjusted-weighted average shares	369,001	360,227	349,424

Basic earnings per share	$1.26	$2.83	$2.35
Diluted earnings per share	$1.26	$2.81	$2.34

Stock options outstanding were anti-dilutive for the years ended December 31, 2017, 2016 and 2015.  The Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the calculations as the effect of the conversions also were anti-dilutive.

WELLTOWER INC.

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

Mortgage Loans and Other Real Estate Loans Receivable — The carrying value of mortgage loans and other real estate loans receivable is net of related reserves.  The fair value is generally estimated by using Level 2 and Level 3 inputs such as discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Cash and Cash Equivalents and Restricted Cash — The carrying amount approximates fair value.

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

Redeemable OP Unitholder Interests — Our redeemable OP unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs.  The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.

     The carrying amounts and estimated fair values of our financial instruments are as follows as of the dates presented (in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Mortgage loans receivable	$306,120	$332,508	$485,735	$521,773
Other real estate loans receivable	121,379	125,480	136,893	138,050
Available-for-sale equity investments	7,269	7,269	27,899	27,899
Cash and cash equivalents	243,777	243,777	419,378	419,378
Restricted cash	65,526	65,526	187,842	187,842
Foreign currency forward contracts	15,604	15,604	135,561	135,561

Financial Liabilities:
Borrowings under unsecured lines of credit arrangements	$719,000	$719,000	$645,000	$645,000
Senior unsecured notes	8,331,722	9,168,432	8,161,619	8,879,176
Secured debt	2,608,976	2,641,997	3,477,699	3,558,378
Foreign currency forward contracts	38,654	38,654	4,342	4,342

Redeemable OP unitholder interests	$97,476	$97,476	$110,502	$110,502

Items Measured at Fair Value on a Recurring Basis

     The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments(1)	$7,269	$7,269	$-	$-
Foreign currency forward contracts, net(2)	(23,050)	-	(23,050)	-
Redeemable OP unitholder interests	97,476	-	97,476	-
Totals	$81,695	$7,269	$74,426	$-

(1) Unrealized gains or losses on available-for-sale equity investments are recorded in accumulated other comprehensive income (loss) at each measurement date. During the years ended December 31, 2017 and 2015, we recognized other than temporary impairment charges of $18,294,000 and $35,648,000, respectively, on the Genesis HealthCare stock investment.  Also, see Note 11 for details related to the gain on the derivative asset originally recognized.

(2) Please see Note 11 for additional information.

Items Measured at Fair Value on a Nonrecurring Basis

     In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis.  Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed in asset acquisitions and business combinations (see Note 3), and asset impairments (see Note 5 for impairments of real property and Note 6 for impairments of loans receivable). We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities as observable inputs are not available. As such, we have determined that each of these fair value measurements generally reside within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.  We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above.  We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of the underlying collateral.  We may base our valuation on a loan’s observable market price, if any, or the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral.  We estimate the fair value of secured debt assumed in business combinations and asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment Reporting

     We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: triple-net, seniors housing operating and outpatient medical. Our triple-net properties include long-term/post-acute care facilities, assisted living facilities, independent living/continuing care retirement communities, independent support living facilities (Canada), care homes with and without nursing (U.K.), and combinations thereof.  Under the triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties.  Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property.  Our seniors housing operating properties include the seniors housing communities referenced above that are owned and/or operated through RIDEA structures (see Note 18). Our outpatient medical properties include outpatient medical buildings which are typically leased to multiple tenants and generally require a certain level of property management by us.

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

     Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

Year Ended December 31, 2017:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$885,811	$-	$560,060	$-	$1,445,871
Resident fees and services	-	2,779,423	-	-	2,779,423
Interest income	73,742	69	-	-	73,811
Other income	7,531	5,127	3,340	1,538	17,536
Total revenues	967,084	2,784,619	563,400	1,538	4,316,641

Property operating expenses	-	1,904,593	179,332	-	2,083,925
Consolidated net operating income	967,084	880,026	384,068	1,538	2,232,716

Interest expense	15,194	63,265	10,015	396,148	484,622
Loss (gain) on derivatives, net	2,284	-	-	-	2,284
Depreciation and amortization	243,830	484,796	193,094	-	921,720
General and administrative	-	-	-	122,008	122,008
Loss (gain) on extinguishment of debt, net	29,083	3,785	4,373	-	37,241
Provision for loan losses	62,966	-	-	-	62,966
Impairment of assets	96,909	21,949	5,625	-	124,483
Other expenses	116,689 (1)	8,347	1,911	50,829 (2)	177,776
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	400,129	297,884	169,050	(567,447)	299,616
Income tax benefit (expense)	(4,291)	(16,430)	(1,477)	2,070	(20,128)
(Loss) income from unconsolidated entities	19,428	(105,236)	2,683	-	(83,125)
Income (loss) from continuing operations	415,266	176,218	170,256	(565,377)	196,363
Gain (loss) on real estate dispositions, net	286,325	56,295	1,630	-	344,250
Net income (loss)	$701,591	$232,513	$171,886	$(565,377)	$540,613

Total assets	$9,325,344	$13,432,001	$5,082,145	$104,955	$27,944,445

(1) Primarily represents non-capitalizable transaction costs, including $88,316,000 due to a joint venture transaction with an existing seniors housing operator which converted a portfolio of properties from triple-net to seniors housing operating, an exchange of PropCo/OpCo interests, and termination/restructuring of pre-existing relationships. In addition, includes $18,294,000 other than temporary impairment charge on the Genesis available-for-sale equity investment (see also Notes 11 and 16).

(2) Primarily related to $40,730,000 recognized for the donation of the corporate headquarters. See also Note 12.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2016:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$1,112,325	$-	$536,490	$-	$1,648,815
Resident fees and services	-	2,504,731	-	-	2,504,731
Interest income	90,476	4,180	3,307	-	97,963
Other income	6,059	17,085	5,568	939	29,651
Total revenues	1,208,860	2,525,996	545,365	939	4,281,160

Property operating expenses	-	1,711,882	165,101	-	1,876,983
Consolidated net operating income	1,208,860	814,114	380,264	939	2,404,177

Interest expense	21,370	81,853	19,087	399,035	521,345
Loss (gain) on derivatives, net	68	-	-	(2,516)	(2,448)
Depreciation and amortization	297,197	415,429	188,616	-	901,242
General and administrative	-	-	-	155,241	155,241
Transaction costs	10,016	29,207	3,687	-	42,910
Loss (gain) on extinguishment of debt, net	863	(88)	-	16,439	17,214
Provision for loan losses	6,935	-	3,280	-	10,215
Impairment of assets	20,169	12,403	4,635	-	37,207
Other expenses	-	-	-	11,998	11,998
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	852,242	275,310	160,959	(579,258)	709,253
Income tax benefit (expense)	(1,087)	(3,762)	(511)	24,488	19,128
(Loss) income from unconsolidated entities	9,767	(20,442)	318	-	(10,357)
Income (loss) from continuing operations	860,922	251,106	160,766	(554,770)	718,024
Gain (loss) on real estate dispositions, net	355,394	9,880	(1,228)	-	364,046
Net income (loss)	$1,216,316	$260,986	$159,538	$(554,770)	$1,082,070

Total assets	$10,713,032	$12,851,414	$4,951,538	$349,200	$28,865,184

Year Ended December 31, 2015:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$1,094,827	$-	$504,121	$-	$1,598,948
Resident fees and services	-	2,158,031	-	-	2,158,031
Interest income	74,108	4,180	5,853	-	84,141
Other income	6,871	6,060	4,684	1,091	18,706
Total revenues	1,175,806	2,168,271	514,658	1,091	3,859,826

Property operating expenses	-	1,467,009	155,248	-	1,622,257
Consolidated net operating income	1,175,806	701,262	359,410	1,091	2,237,569

Interest expense	28,384	70,388	27,542	365,855	492,169
Loss (gain) on derivatives, net	(58,427)	-	-	-	(58,427)
Depreciation and amortization	288,242	351,733	186,265	-	826,240
General and administrative	-	-	-	147,416	147,416
Transaction costs	53,195	54,966	2,765	-	110,926
Loss (gain) on extinguishment of debt, net	10,095	(195)	-	24,777	34,677
Impairment of assets	2,220	-	-	-	2,220
Other expenses	35,648	-	-	10,583	46,231
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	816,449	224,370	142,838	(547,540)	636,117
Income tax benefit (expense)	(4,244)	986	245	(3,438)	(6,451)
(Loss) income from unconsolidated entities	8,260	(32,672)	2,908	-	(21,504)
Income from continuing operations	820,465	192,684	145,991	(550,978)	608,162
Gain (loss) on real estate dispositions, net	86,261	-	194,126	-	280,387
Net income (loss)	$906,726	$192,684	$340,117	$(550,978)	$888,549

     Our portfolio of properties and other investments are located in the U.S., the U.K. and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
Revenues:	Amount	%	Amount	%	Amount	%
United States	$3,464,527	80.3%	$3,453,485	80.6%	$3,133,327	81.1%
United Kingdom	407,351	9.4%	388,383	9.1%	407,745	10.6%
Canada	444,763	10.3%	439,292	10.3%	318,754	8.3%
Total	$4,316,641	100.0%	$4,281,160	100.0%	$3,859,826	100.0%

	As of
	December 31, 2017		December 31, 2016
Assets:	Amount	%	Amount	%
United States	$22,274,443	79.7%	$23,572,459	81.7%
United Kingdom	3,239,039	11.6%	2,782,489	9.6%
Canada	2,430,963	8.7%	2,510,236	8.7%
Total	$27,944,445	100.0%	$28,865,184	100.0%

18. Income Taxes and Distributions

We elected to be taxed as a REIT commencing with our first taxable year.  To qualify as a REIT for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders.  REITs that do not distribute a certain amount of current year taxable income are also subject to a 4% federal excise tax. The main differences between net income for federal income tax purposes and consolidated financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, recording of impairments, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.

Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Per Share:
Ordinary income	$1.8117	$2.5067	$1.9134
Qualified dividend*	0.0038	0.0047	0.0529
Return of capital	0.0929	0.0573	0.0503
Long-term capital gains	1.5750	0.4593	0.9352
Unrecaptured section 1250 gains*	0.3557	0.4120	0.3482
Totals	$3.4800	$3.4400	$3.3000

*Informational purposes only

     Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current	$7,633	$14,944	$10,177
Deferred	12,495	(34,072)	(3,726)
Totals	$20,128	$(19,128)	$6,451

      REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders.  For the tax year ended December 31, 2017, as a result of acquisitions located in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.

     The provision for income taxes for the year ended December 31, 2017 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as TRSs.  For the tax years ended December 31, 2017, 2016 and 2015, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was $4,806,000, ($3,315,000) and $7,385,000, respectively.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2017, 2016 and 2015, to the income tax expense/(benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$199,588	$372,030	$313,250
Increase (decrease) in valuation allowance(1)	30,445	(2,128)	13,759
Tax at statutory rate on earnings not subject to federal income taxes	(234,468)	(399,571)	(319,832)
Foreign permanent depreciation	10,065	9,205	7,500
Other differences	14,498	1,336	(8,226)
Totals	$20,128	$(19,128)	$6,451

(1) Excluding purchase price accounting.

     Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset/(liability) attributes, are summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(11,812)	$(7,089)	$(30,564)
Operating loss and interest deduction carryforwards	94,654	82,469	75,455
Expense accruals and other	25,146	15,978	6,259
Valuation allowance	(127,283)	(96,838)	(98,966)
Net deferred tax assets (liabilities)	$(19,295)	$(5,480)	$(47,816)

    We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  We apply the concepts on an entity-by-entity, jurisdiction-by-jurisdiction basis.  With respect to the analysis of certain entities in multiple jurisdictions, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2017.  Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

     On the basis of the evaluations performed as required by the codification, valuation allowances totaling $127,283,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely that not realizable.  However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth).  The valuation allowance rollforward is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$96,838	$98,966	$85,207
Expense (benefit)	30,445	(2,128)	13,759
Ending balance	$127,283	$96,838	$98,966

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

      Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, the REIT may lease “qualified health care properties” on an arm’s-length basis to a TRS if the property

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients.  We have entered into various joint ventures that were structured under RIDEA.  Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal, state and foreign income taxes as the operations of such facilities are included in a TRS.  Certain net operating loss carryforwards could be utilized to offset taxable income in future years.

     Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2014 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business.  We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2011. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2012 related to entities acquired or formed in connection with acquisitions, and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2012 related to entities acquired or formed in connection with acquisitions.

      At December 31, 2017, we had a net operating loss (“NOL”) carryforward related to the REIT of $448,475,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT.  These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid.  The NOL carryforwards generated through December 31, 2017 will expire through 2036.  Beginning with tax years after December 31, 2017, the Tax Cuts and Jobs Act (“Tax Act”) eliminates the carryback period, limits the NOLs to 80% of taxable income and replaces the 20-year carryforward period with an indefinite carryforward period.

     At December 31, 2017 and 2016, we had an NOL carryforward related to Canadian entities of $134,552,000, and $104,988,000, respectively.  These Canadian losses have a 20-year carryforward period.  At December 31, 2017 and 2016, we had an NOL carryforward related to U.K. entities of $183,712,000 and $158,156,000, respectively.  These U.K. losses do not have a finite carryforward period.

We did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.  Our analysis of the Tax Act may be impacted by any corrective legislation and any guidance provided by the U.S. Treasury, the IRS or by the General Explanation of the Tax Act, which is under preparation by the Staff of the Congressional Joint Committee on Taxation.  Based on the Tax Act as enacted, we do not believe there will be further material impacts to the consolidated financial statements related to the other Tax Act provisions but cannot assure you as to the outcome of this matter.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Results of Operations (Unaudited)

The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the consolidated statements of comprehensive income due to rounding.

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Revenues	$1,062,298	$1,058,602	$1,091,483	$1,104,257
Net income (loss) attributable to common stockholders	312,639	188,429	74,043	(111,523)
Net income (loss) attributable to common stockholders per share:
Basic	$0.86	$0.51	$0.20	$(0.31)
Diluted	$0.86	$0.51	$0.20	$(0.31)

	Year Ended December 31, 2016
	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter
Revenues	$1,047,050	$1,076,657	$1,079,133	$1,078,321
Net income attributable to common stockholders	148,969	195,474	334,910	333,044
Net income attributable to common stockholders per share:
Basic	$0.42	$0.55	$0.93	$0.92
Diluted	$0.42	$0.54	$0.93	$0.91

(1) The decrease in net income (loss) and amounts per share are primarily attributable to $99,821,100 impairment of assets and $62,966,000 provision for loan losses recognized in the fourth quarter as compared to none in the third quarter.

(2) The increase in net income and amounts per share are primarily attributable to gains on sales of real estate of $162,351,000 for the third quarter as compared to gains of $1,530,000 for the second quarter.

20. Variable Interest Entities

     We have entered into joint ventures to own certain seniors housing and outpatient medical assets which are deemed to be variable interest entities (“VIEs”).   We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the joint venture and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures.  Except for capital contributions associated with the initial joint venture formations, the joint ventures have been and are expected to be funded from the ongoing operations of the underlying properties.  Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	December 31, 2017	December 31, 2016
Assets
Net real property owned	$1,002,137	$989,596
Cash and cash equivalents	12,308	10,501
Receivables and other assets	16,330	12,102
Total assets(1)	$1,030,775	$1,012,199

Liabilities and equity
Secured debt	$471,103	$450,255
Accrued expenses and other liabilities	14,832	13,803
Redeemable noncontrolling interests	171,898	185,556
Total equity	372,942	362,585
Total liabilities and equity	$1,030,775	$1,012,199

(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

21. Subsequent Events

Genesis Restructuring. Subsequent to December 31, 2017, we entered into agreements with Genesis, our largest triple-net relationship, which included the following terms:

•         Master Lease: Effective January 1, 2018, the Genesis annual cash rent obligation under the Welltower master lease was reduced by $35 million and the term was extended by 5 years. Additionally, lease escalators will be set to 2.5% in year one and 2% thereafter, and rent will be reset on January 31, 2023 in such fashion to permit the rent payable to Welltower to increase up to $35 million subject to increases in Genesis’s EBITDAR relative to the trailing twelve months ended December 31, 2017, generated by the properties comprising the Welltower master lease portfolio.

•         Term Loan: Welltower and Omega Healthcare Investors, Inc. (“Omega”) have entered into an agreement with Genesis to amend and expand the existing Genesis $120 million term loan agreement. Welltower will fund a $24 million tranche and will receive priority of repayment among lenders.

WELLTOWER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•         Real Estate Loans: As of December 31, 2017, Welltower had approximately $267 million (excluding allowances and non-accrual interest) of real estate loans. Welltower and Genesis have entered into a definitive agreement to amend the annual interest rate beginning February 15, 2018 to 12%, of which 7% will be paid in cash and 5% will be paid-in-kind.

•         Interest: Genesis continues to seek refinancing and asset sale transactions to secure commitments to repay no less than $105 million of obligations. If Genesis is unsuccessful in securing such commitments or otherwise reducing the outstanding obligation on or before April 1, 2018, the cash pay component of loan interest will increase by approximately $2 million annually.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.

Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Welltower Inc.

Opinion on Internal Control over Financial reporting

     We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO Criteria”). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO Criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the index at Item 15(a) of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

     The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

     We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

       /s/  Ernst & Young LLP

Toledo, Ohio

February 28, 2018

Item 9B. Other Information

     None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to May 1, 2018.

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. The code is posted on the Internet at www.welltower.com/investors/governance. Any amendment to, or waivers from, the code that relate to any officer or director of the Company will be promptly disclosed on the Internet at www.welltower.com.

In addition, the Board has adopted charters for the Audit, Compensation and Nominating/Corporate Governance Committees. These charters are posted on the Internet at www.welltower.com/investors/governance.  Please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Corporate Governance” in the Annual Report on Form 10-K for further discussion of corporate governance.

The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2018.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2018.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1.           Our Consolidated Financial Statements are included in Part II, Item 8:

     2.            The following Financial Statement Schedules are included beginning on page 97:

                    III – Real Estate and Accumulated Depreciation

                    IV – Mortgage Loans on Real Estate

The financial statement schedule required by Item15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K.

(b)           Exhibits:

The exhibits listed below are either filed with this Form 10-K or incorporated by reference in accordance with Rule 12b-32 of the Securities Exchange Act of 1934.

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

3.1(h)     Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed May 6, 2014 (File No. 001-08923), and incorporated herein by reference thereto).

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

10.3(b)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(c)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(d)   Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(e)   Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4(a)   Amended and Restated Employment Agreement, dated January 3, 2017, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.4(a) to the Company’s Form 10-K filed February 22, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4(b)   Performance-Based Restricted Stock Unit Grant Agreement, dated effective as of July 30, 2014, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 4, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(a)   Employment Contract, dated May 6, 2014, between HCN UK Management Services Limited and John Goodey.*

10.5(b)   Deed of Assignment and Amendment of Employment Contract, dated effective October 3, 2017, between HCN UK Management Services Limited, John Goodey, and the Company.*

10.6        Third Amended and Restated Employment Agreement, dated June 16, 2017, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed July 28, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7        Resignation Agreement, dated October 3, 2017, between the Company and Scott A. Estes (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8        Amended and Restated Employment Agreement, dated December 29, 2008, between the Company and Jeffrey H. Miller (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed March 2, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9        Executive Retirement Agreement, dated as of February 16, 2017, by and between Jeffery H. Miller and the Company (filed with the Commission as Exhibit 10.8 to the Company’s Form 10-K filed February 22, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10      Amended and Restated Employment Agreement, dated June 16, 2017, by and between the Company and Mercedes T. Kerr (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 28, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.12      Summary of Director Compensation.*

10.13(a) Health Care REIT, Inc. 2015-2017 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.13(b) Form of Performance Restricted Stock Unit Award Agreement under the 2015-2017 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14(a) Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14(b) Form of Restricted Stock Grant Notice for Executive Officers under the 2016 Long-Term Incentive Plan.*

10.14(c) Form of Restricted Stock Grant Notice for Senior Vice Presidents under the 2016 Long-Term Incentive Plan.*

10.14(d) Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2016 Long-Term Incentive Plan.*

10.15(a) Welltower Inc. 2016-2018 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 2, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*

10.15(b) Form of Performance Restricted Stock Unit Award Agreement under the 2016-2018 Long-Term Incentive Program.*

10.16(a) Welltower Inc. 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 5, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.16(b) Form of Award Notice under the 2017-2019 Long-Term Incentive Program.*

10.16(c) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 1 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.16(d) Form of Award Notice under the 2017-2019 Long Term Incentive Program – Bridge 1.*

10.16(e) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 2 (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.16(f) Form of Award Notice under the 2017-2019 Long Term Incentive Program – Bridge 2.*

10.17(a) Welltower Inc. 2018-2020 Long-Term Incentive Program.*

10.17(b) Form of Restricted Stock Unit Award Agreement under the 2018-2020 Long-Term Incentive Program.*

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
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) the Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciation and (vii) Schedule IV – Mortgage Loans on Real Estate.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 28, 2018

                                                                                                                   WELLTOWER INC.

                                                                                                                   By: /s/  T homas J. DeRosa

                                                                                                                           Thomas J. DeRosa,

                                                                                                                           Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2018 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Jeffrey H. Donahue **	/s/ Sergio D. Rivera **
Jeffrey H. Donahue, Chairman of the Board	Sergio D. Rivera, Director

/s/ Kenneth J. Bacon **	/s/ R. Scott Trumbull **
Kenneth J. Bacon, Director	R. Scott Trumbull, Director

/s/ Fred S. Klipsch **	/s/ Gary Whitelaw **
Fred S. Klipsch, Director	Gary Whitelaw, Director

/s/ Geoffrey G. Meyers **	/s/ Thomas J. DeRosa **
Geoffrey G. Meyers, Director	Thomas J. DeRosa, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy J. Naughton **	/s/ John A. Goodey **
Timothy J. Naughton, Director	John A. Goodey, Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Sharon M. Oster **	/s/ Paul D. Nungester, Jr.**
Sharon M. Oster, Director	Paul D. Nungester, Jr., Senior Vice President and
Controller (Principal Accounting Officer)
/s/ Judith C. Pelham **	**By: /s/ Thomas J. DeRosa
Judith C. Pelham, Director	Thomas J. DeRosa, Attorney-in-Fact

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$-	$950	$20,987	$361	$950	$21,348	$1,990	2014	1998	6565 Central Park Boulevard
Abilene, TX	-	990	8,187	1,089	990	9,276	739	2014	1985	1250 East N 10th Street
Aboite Twp, IN	-	1,770	19,930	1,601	1,770	21,531	4,048	2010	2008	611 W County Line Rd South
Agawam, MA	-	880	16,112	2,134	880	18,246	7,621	2002	1993	1200 Suffield St.
Albertville, AL	-	170	6,203	280	176	6,477	1,613	2010	1999	151 Woodham Dr.
Ames, IA	-	330	8,870	-	330	8,870	1,835	2010	1999	1325 Coconino Rd.
Anderson, SC	-	710	6,290	419	710	6,709	3,278	2003	1986	311 Simpson Rd.
Ankeny, IA	-	1,129	10,270	-	1,129	10,270	534	2016	2012	1275 SW State Street
Apple Valley, CA	-	480	16,639	168	486	16,801	4,199	2010	1999	11825 Apple Valley Rd.
Asheboro, NC	-	290	5,032	165	290	5,197	2,019	2003	1998	514 Vision Dr.
Asheville, NC	-	204	3,489	-	204	3,489	1,777	1999	1999	4 Walden Ridge Dr.
Asheville, NC	-	280	1,955	351	280	2,306	983	2003	1992	308 Overlook Rd.
Atchison, KS	-	140	5,610	19	140	5,629	316	2015	2001	1301 N 4th St.
Atlanta, GA	-	2,058	14,914	1,143	2,080	16,035	11,518	1997	1999	1460 S Johnson Ferry Rd.
Aurora, OH	-	1,760	14,148	106	1,760	14,254	2,943	2011	2002	505 S. Chillicothe Rd
Aurora, CO	-	2,440	28,172	-	2,440	28,172	10,233	2006	2007	14211 E. Evans Ave.
Austin, TX	-	880	9,520	1,216	885	10,731	5,451	1999	1998	12429 Scofield Farms Dr.
Avon, IN	-	1,830	14,470	-	1,830	14,470	3,127	2010	2004	182 S Country RD. 550E
Avon, IN	-	900	19,444	-	900	19,444	1,762	2014	2013	10307 E. CR 100 N
Avon Lake, OH	-	790	10,421	5,822	790	16,243	2,666	2011	2001	345 Lear Rd.
Baldwin City, KS	-	190	4,810	48	190	4,858	279	2015	2000	321 Crimson Ave
Bartlesville, OK	-	100	1,380	-	100	1,380	795	1996	1995	5420 S.E. Adams Blvd.
Bellingham, WA	-	1,500	19,861	321	1,507	20,175	4,945	2010	1996	4415 Columbine Dr.
Benbrook, TX	-	1,550	13,553	2,206	1,550	15,759	2,484	2011	1984	4242 Bryant Irvin Road
Bethel Park, PA	-	1,700	16,007	-	1,700	16,007	3,837	2007	2009	5785 Baptist Road
Beverly Hills, CA	-	6,000	13,385	-	6,000	13,385	1,079	2014	2000	220 N Clark Drive
Bexleyheath, UKI	-	3,750	10,807	1,407	4,113	11,851	970	2014	1996	35 West Street
Birmingham, UKG	-	1,647	14,853	1,594	1,806	16,288	1,160	2015	2010	Clinton Street, Winson Green
Birmingham, UKG	-	1,591	19,092	1,998	1,745	20,937	1,469	2015	2010	Braymoor Road, Tile Cross
Birmingham, UKG	-	1,462	9,056	1,016	1,603	9,931	718	2015	2010	Clinton Street, Winson Green
Birmingham, UKG	-	1,184	10,085	1,089	1,299	11,059	782	2015	1997	122 Tile Cross Road, Garretts Green
Bloomington, IN	-	670	17,423	-	670	17,423	1,156	2015	2015	363 S. Fieldstone Boulevard
Boardman, OH	-	1,200	12,800	-	1,200	12,800	3,877	2008	2008	8049 South Ave.
Bowling Green, KY	-	3,800	26,700	149	3,800	26,849	6,423	2008	1992	1300 Campbell Lane
Bracknell, UKJ	-	4,329	12,167	-	4,329	12,167	108	2014	2017	Bagshot Road
Bradenton, FL	-	252	3,298	-	252	3,298	1,915	1996	1995	6101 Pointe W. Blvd.
Bradenton, FL	-	480	9,953	-	480	9,953	1,450	2012	2000	2800 60th Avenue West
Braintree, MA	-	170	7,157	1,290	170	8,447	8,414	1997	1968	1102 Washington St.
Braintree, UKH	-	-	13,296	1,285	-	14,581	1,281	2014	2009	Meadow Park Tortoiseshell Way
Brandon, MS	-	1,220	10,241	-	1,220	10,241	2,011	2010	1999	140 Castlewoods Blvd
Brecksville, OH	-	990	19,353	-	990	19,353	1,746	2014	2011	8757 Brecksville Road
Brentwood, UKH	38,810	8,537	45,869	5,304	9,362	50,348	1,335	2016	2013	London Road
Brick, NJ	-	1,290	25,247	916	1,290	26,163	4,357	2011	2000	458 Jack Martin Blvd.
Brick, NJ	-	1,170	17,372	1,405	1,188	18,758	3,605	2010	1998	515 Jack Martin Blvd
Brick, NJ	-	690	17,125	5,548	692	22,671	3,534	2010	1999	1594 Route 88
Bridgewater, NJ	-	1,850	3,050	48	1,850	3,098	1,546	2004	1970	875 Route 202/206 North
Bridgewater, NJ	-	1,730	48,201	1,406	1,766	49,571	8,989	2010	1999	2005 Route 22 West
Bridgewater, NJ	-	1,800	31,810	1,347	1,800	33,157	5,419	2011	2001	680 US-202/206 North
Broadview Heights, OH	-	920	12,400	2,393	920	14,793	5,769	2001	1984	2801 E. Royalton Rd.
Brookfield, WI	-	1,300	12,830	-	1,300	12,830	1,435	2012	2013	1185 Davidson Road
Brooks, AB	2,016	376	4,951	563	415	5,474	483	2014	2000	951 Cassils Road West
Burleson, TX	-	670	13,985	1,646	670	15,631	2,588	2011	1988	300 Huguley Boulevard
Burlington, NC	-	280	4,297	707	280	5,004	1,917	2003	2000	3619 S. Mebane St.
Burlington, NC	-	460	5,467	-	460	5,467	2,142	2003	1997	3615 S. Mebane St.
Burlington, NJ	-	1,700	12,554	501	1,700	13,055	2,809	2011	1965	115 Sunset Road
Burlington, NJ	-	1,170	19,205	172	1,170	19,377	3,560	2011	1994	2305 Rancocas Road
Burnaby, BC	8,341	7,623	13,844	2,267	8,429	15,306	1,372	2014	2006	7195 Canada Way
Calgary, AB	17,109	2,341	42,768	4,787	2,588	47,307	4,026	2014	1971	1729-90th Avenue SW
Calgary, AB	28,391	4,569	70,199	7,897	5,051	77,613	6,544	2014	2001	500 Midpark Way SE
Camberley, UKJ	-	10,580	41,548	-	10,580	41,548	559	2016	2017	Pembroke Broadway
Canton, MA	-	820	8,201	263	820	8,464	6,353	2002	1993	One Meadowbrook Way
Canton, OH	-	300	2,098	-	300	2,098	1,066	1998	1998	1119 Perry Dr., N.W.
Cape Coral, FL	-	530	3,281	-	530	3,281	1,396	2002	2000	911 Santa Barbara Blvd.
Cape Coral, FL	8,530	760	18,868	-	760	18,868	2,778	2012	2009	831 Santa Barbara Boulevard
Cape May Court House, NJ	-	1,440	17,002	1,775	1,440	18,777	1,746	2014	1990	144 Magnolia Drive
Carmel, IN	-	1,700	19,491	-	1,700	19,491	1,421	2015	2015	12315 Pennsylvania Street
Carrollton, TX	-	2,010	19,549	-	2,010	19,549	663	2014	2016	2645 East Trinity Mills Road
Cary, NC	-	1,500	4,350	986	1,500	5,336	2,570	1998	1996	111 MacArthur
Castleton, IN	-	920	15,137	-	920	15,137	1,427	2014	2013	8405 Clearvista Lake
Cedar Grove, NJ	-	2,850	27,737	20	2,850	27,757	5,210	2011	1970	536 Ridge Road
Centreville, MD	-	600	14,602	241	600	14,843	2,822	2011	1978	205 Armstrong Avenue
Chapel Hill, NC	-	354	2,646	783	354	3,429	1,428	2002	1997	100 Lanark Rd.
Charles Town, WV	-	230	22,834	140	230	22,974	4,081	2011	1997	219 Prospect Ave
Charleston, WV	-	440	17,575	306	440	17,881	3,203	2011	1998	1000 Association Drive, North Gate Business Park
Chatham, VA	-	320	14,039	-	320	14,039	1,372	2014	2009	100 Rorer Street
Chelmsford, MA	-	1,040	10,951	1,499	1,040	12,450	4,320	2003	1997	4 Technology Dr.
Chester, VA	-	1,320	18,127	-	1,320	18,127	1,733	2014	2009	12001 Iron Bridge Road
Chickasha, OK	-	85	1,395	-	85	1,395	798	1996	1996	801 Country Club Rd.
Cinnaminson, NJ	-	860	6,663	172	860	6,835	1,461	2011	1965	1700 Wynwood Drive
Citrus Heights, CA	-	2,300	31,876	589	2,300	32,465	8,132	2010	1997	7418 Stock Ranch Rd.
Claremore, OK	-	155	1,427	6,130	155	7,557	1,410	1996	1996	1605 N. Hwy. 88
Clarksville, TN	-	330	2,292	-	330	2,292	1,159	1998	1998	2183 Memorial Dr.
Clayton, NC	-	520	15,733	-	520	15,733	1,339	2014	2013	84 Johnson Estate Road
Cleburne, TX	-	520	5,369	-	520	5,369	1,524	2006	2007	402 S Colonial Drive
Clevedon, UKK	-	2,838	16,927	1,910	3,112	18,563	1,631	2014	1994	18/19 Elton Road
Cobham, UKJ	-	9,808	24,991	3,362	10,756	27,406	3,164	2013	2013	Redhill Road
Colchester, CT	-	980	4,860	544	980	5,404	1,252	2011	1986	59 Harrington Court
Colorado Springs, CO	-	4,280	62,168	-	4,280	62,168	3,730	2015	2008	1605 Elm Creek View
Colorado Springs, CO	-	1,730	25,493	693	1,730	26,186	1,184	2016	2016	2818 Grand Vista Circle
Colts Neck, NJ	-	780	14,733	1,371	1,082	15,802	3,108	2010	2002	3 Meridian Circle
Columbia, TN	-	341	2,295	-	341	2,295	1,165	1999	1999	5011 Trotwood Ave.
Columbia Heights, MN	-	825	14,175	163	825	14,338	2,359	2011	2009	3807 Hart Boulevard
Columbus, IN	-	610	3,190	-	610	3,190	676	2010	1998	2564 Foxpointe Dr.
Concord, NC	-	550	3,921	55	550	3,976	1,693	2003	1997	2452 Rock Hill Church Rd.
Concord, NH	-	1,760	43,179	634	1,760	43,813	7,855	2011	1994	239 Pleasant Street
Congleton, UKD	-	2,036	5,120	691	2,232	5,615	460	2014	1994	Rood Hill
Conroe, TX	-	980	7,771	-	980	7,771	1,736	2009	2010	903 Longmire Road
Coppell, TX	-	1,550	8,386	100	1,550	8,486	1,084	2012	2013	1530 East Sandy Lake Road
Corby, UKF	-	1,228	5,144	-	1,228	5,144	108	2017	1997	25 Rockingham Road
Coventry, UKG	-	1,962	13,830	1,526	2,151	15,166	1,113	2015	2014	Banner Lane, Tile Hill
Crawfordsville, IN	-	720	17,239	1,426	720	18,665	1,695	2014	2013	517 Concord Road
Danville, VA	-	410	3,954	722	410	4,676	1,853	2003	1998	149 Executive Ct.
Danville, VA	-	240	8,436	-	240	8,436	822	2014	1996	508 Rison Street
Daphne, AL	-	2,880	8,670	384	2,880	9,054	1,366	2012	2001	27440 County Road 13
Dedham, MA	-	1,360	9,830	-	1,360	9,830	4,418	2002	1996	10 CareMatrix Dr.
Denton, TX	-	1,760	8,305	100	1,760	8,405	1,538	2010	2011	2125 Brinker Rd
Derby, UKF	-	2,503	9,058	-	2,503	9,058	529	2014	2015	Rykneld Road
Dover, DE	-	600	22,266	141	600	22,407	4,104	2011	1984	1080 Silver Lake Blvd.
Dresher, PA	-	2,060	40,236	1,148	2,120	41,324	7,471	2010	2001	1405 N. Limekiln Pike
Dundalk, MD	-	1,770	32,047	784	1,770	32,831	5,984	2011	1978	7232 German Hill Road
Durham, NC	-	1,476	10,659	2,196	1,476	12,855	11,283	1997	1999	4434 Ben Franklin Blvd.
Eagan, MN	16,741	2,260	31,643	4	2,260	31,647	1,772	2015	2004	3810 Alder Avenue
East Brunswick, NJ	-	1,380	34,229	835	1,380	35,064	5,769	2011	1998	606 Cranbury Rd.
East Norriton, PA	-	1,200	28,129	1,604	1,264	29,670	5,414	2010	1988	2101 New Hope St
Eastbourne, UKJ	-	4,071	24,438	2,755	4,465	26,799	2,323	2014	1999	Carew Road
Eden, NC	-	390	4,877	-	390	4,877	1,931	2003	1998	314 W. Kings Hwy.
Edmond, OK	-	410	8,388	-	410	8,388	1,321	2012	2001	15401 North Pennsylvania Avenue
Edmond, OK	-	1,810	14,849	1,921	1,810	16,770	1,530	2014	1985	1225 Lakeshore Drive
Edmond, OK	-	1,650	25,167	-	1,650	25,167	621	2014	2017	2709 East Danforth Road
Elizabeth City, NC	-	200	2,760	2,011	200	4,771	2,152	1998	1999	400 Hastings Lane
Emeryville, CA	-	2,560	57,491	641	2,560	58,132	5,204	2014	2010	1440 40th Street
Englewood, NJ	-	930	4,514	26	930	4,540	936	2011	1966	333 Grand Avenue
Englishtown, NJ	-	690	12,520	1,489	769	13,930	2,718	2010	1997	49 Lasatta Ave
Epsom, UKJ	39,175	20,159	34,803	5,346	22,106	38,201	1,014	2016	2014	450-458 Reigate Road
Eureka, KS	-	50	3,950	70	50	4,020	225	2015	1994	1820 E River St
Everett, WA	-	1,400	5,476	-	1,400	5,476	2,689	1999	1999	2015 Lake Heights Dr.
Fairfield, CA	-	1,460	14,040	1,541	1,460	15,581	6,266	2002	1998	3350 Cherry Hills St.
Fairhope, AL	-	570	9,119	112	570	9,231	1,402	2012	1987	50 Spring Run Road
Fall River, MA	-	620	5,829	4,856	620	10,685	5,212	1996	1973	1748 Highland Ave.
Fanwood, NJ	-	2,850	55,175	1,071	2,850	56,246	9,157	2011	1982	295 South Ave.
Faribault, MN	-	780	11,539	50	780	11,590	658	2015	2003	828 1st Street NE
Farnborough, UKJ	-	2,036	5,737	751	2,232	6,291	501	2014	1980	Bruntile Close, Reading Road
Fayetteville, PA	-	2,150	32,951	1,802	2,150	34,753	2,191	2015	1991	6375 Chambersburg Road
Fayetteville, NY	-	410	3,962	500	410	4,462	1,866	2001	1997	5125 Highbridge St.
Findlay, OH	-	200	1,800	-	200	1,800	976	1997	1997	725 Fox Run Rd.
Fishers, IN	-	1,500	14,500	-	1,500	14,500	3,132	2010	2000	9745 Olympia Dr.
Florence, NJ	-	300	2,978	-	300	2,978	1,262	2002	1999	901 Broad St.
Florence, AL	-	353	13,049	200	385	13,217	3,234	2010	1999	3275 County Road 47
Flourtown, PA	-	1,800	14,830	266	1,800	15,096	2,866	2011	1908	350 Haws Lane
Flower Mound, TX	-	1,800	8,414	100	1,800	8,514	1,276	2011	2012	4141 Long Prairie Road
Folsom, CA	-	-	33,600	-	1,582	32,018	4,045	2013	2009	330 Montrose Drive
Forest City, NC	-	320	4,497	-	320	4,497	1,797	2003	1999	493 Piney Ridge Rd.
Fort Ashby, WV	-	330	19,566	356	330	19,922	3,512	2011	1980	Diane Drive, Box 686
Fort Collins, CO	-	3,680	58,608	-	3,680	58,608	3,505	2015	2007	4750 Pleasant Oak Drive
Fort Wayne, IN	-	170	8,232	-	170	8,232	2,408	2006	2006	2626 Fairfield Ave.
Fort Worth, TX	-	450	13,615	5,086	450	18,701	3,614	2010	2011	425 Alabama Ave.
Franconia, NH	-	360	11,320	70	360	11,390	2,119	2011	1971	93 Main Street
Fredericksburg, VA	-	1,000	20,000	1,200	1,000	21,200	6,879	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	-	1,130	23,202	-	1,130	23,202	2,045	2014	2010	140 Brimley Drive
Fremont, CA	-	3,400	25,300	3,203	3,456	28,447	9,360	2005	1987	2860 Country Dr.
Fresno, CA	-	2,500	35,800	118	2,500	35,918	8,599	2008	1991	7173 North Sharon Avenue
Gardner, KS	-	200	2,800	91	200	2,891	172	2015	2000	869 Juniper Terrace
Gardnerville, NV	-	1,143	10,831	1,075	1,164	11,885	8,717	1998	1999	1565-A Virginia Ranch Rd.
Gastonia, NC	-	470	6,129	-	470	6,129	2,390	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	-	310	3,096	22	310	3,118	1,283	2003	1994	1717 Union Rd.
Gastonia, NC	-	400	5,029	120	400	5,149	2,022	2003	1996	1750 Robinwood Rd.
Georgetown, TX	-	200	2,100	-	200	2,100	1,127	1997	1997	2600 University Dr., E.
Gettysburg, PA	-	590	8,913	118	590	9,031	1,844	2011	1987	867 York Road
Gig Harbor, WA	-	1,560	15,947	253	1,583	16,177	3,863	2010	1994	3213 45th St. Court NW
Granbury, TX	-	2,550	2,940	777	2,550	3,717	597	2012	1996	916 East Highway 377
Grand Ledge, MI	-	1,150	16,286	5,119	1,150	21,405	3,731	2010	1999	4775 Village Dr
Granger, IN	-	1,670	21,280	2,401	1,670	23,681	4,392	2010	2009	6330 North Fir Rd
Grapevine, TX	-	2,220	17,648	-	2,220	17,648	1,105	2013	2014	4545 Merlot Drive
Greeley, CO	-	1,077	18,051	-	1,077	18,051	270	2017	2009	5300 West 29th Street
Greenfield, WI	-	-	15,204	-	890	14,314	1,685	2013	1983	5017 South 110th Street
Greensboro, NC	-	330	2,970	554	330	3,524	1,425	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	-	560	5,507	1,013	560	6,520	2,618	2003	1997	4400 Lawndale Dr.
Greenville, SC	-	310	4,750	-	310	4,750	1,814	2004	1997	23 Southpointe Dr.
Greenville, NC	-	290	4,393	168	290	4,561	1,774	2003	1998	2715 Dickinson Ave.
Greenwood, IN	-	1,550	22,770	81	1,550	22,851	4,334	2010	2007	2339 South SR 135
Groton, CT	-	2,430	19,941	968	2,430	20,909	4,156	2011	1975	1145 Poquonnock Road
Haddonfield, NJ	-	520	16,363	-	520	16,363	1,293	2011	2015	132 Warwick Road
Hamburg, PA	-	840	10,543	222	840	10,765	2,271	2011	1966	125 Holly Road
Hamilton, NJ	-	440	4,469	-	440	4,469	1,882	2001	1998	1645 Whitehorse-Mercerville Rd.
Hanford, UKG	-	1,382	9,829	1,083	1,515	10,779	1,257	2013	2012	Bankhouse Road
Harrow, UKI	-	7,402	8,266	1,514	8,117	9,064	772	2014	2001	177 Preston Hill
Hatboro, PA	-	-	28,112	1,771	-	29,883	5,298	2011	1996	3485 Davisville Road
Hatfield, UKH	-	2,924	7,527	1,010	3,206	8,254	970	2013	2012	St Albans Road East
Hattiesburg, MS	-	450	13,469	-	450	13,469	2,364	2010	2009	217 Methodist Hospital Blvd
Haverford, PA	-	1,880	33,993	1,080	1,884	35,069	6,307	2010	2000	731 Old Buck Lane
Hermitage, TN	-	1,500	9,943	-	1,500	9,943	1,695	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, UKJ	-	1,900	24,353	2,537	2,083	26,706	3,389	2013	2011	165 Reculver Road
Hiawatha, KS	-	40	4,210	29	40	4,239	247	2015	1996	400 Kansas Ave
Hickory, NC	-	290	987	232	290	1,219	627	2003	1994	2530 16th St. N.E.
High Point, NC	-	560	4,443	793	560	5,236	2,083	2003	2000	1568 Skeet Club Rd.
High Point, NC	-	370	2,185	410	370	2,595	1,090	2003	1999	1564 Skeet Club Rd.
High Point, NC	-	330	3,395	28	330	3,423	1,370	2003	1994	201 W. Hartley Dr.
High Point, NC	-	430	4,143	-	430	4,143	1,646	2003	1998	1560 Skeet Club Rd.
Highland Park, IL	-	2,820	15,832	189	2,820	16,021	2,136	2011	2012	1651 Richfield Avenue
Highlands Ranch, CO	-	940	3,721	4,983	940	8,704	2,091	2002	1999	9160 S. University Blvd.
Hinckley, UKF	-	2,159	4,194	614	2,368	4,599	592	2013	2013	Tudor Road
Hindhead, UKJ	47,374	17,852	48,645	6,463	19,576	53,383	1,392	2016	2012	Portsmouth Road
Hockessin, DE	-	1,120	6,308	1,247	1,120	7,555	718	2014	1992	100 Saint Claire Drive
Holton, KS	-	40	7,460	13	40	7,473	407	2015	1996	410 Juniper Dr
Howard, WI	-	579	32,122	-	579	32,122	157	2017	2016	2790 Elm Tree Hill
Howell, NJ	8,835	1,066	21,577	769	1,071	22,341	4,129	2010	2007	100 Meridian Place
Hutchinson, KS	-	600	10,590	194	600	10,784	3,716	2004	1997	2416 Brentwood
Indianapolis, IN	-	870	14,688	-	870	14,688	1,390	2014	2014	1635 N Arlington Avenue
Indianapolis, IN	-	890	18,781	-	890	18,781	1,639	2014	2014	5404 Georgetown Road
Jackson, NJ	-	6,500	26,405	3,107	6,500	29,512	3,820	2012	2001	2 Kathleen Drive
Jacksonville, FL	-	750	25,231	-	750	25,231	987	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	-	-	26,381	-	-	26,381	1,031	2013	2014	4000 San Pablo Parkway
Kansas City, KS	-	700	20,116	-	700	20,116	1,113	2015	2015	8900 Parallel Parkway
Katy, TX	-	1,778	22,622	-	1,778	22,622	387	2017	2015	24802 Kingsland Boulevard
Kenner, LA	-	1,100	10,036	328	1,100	10,364	9,033	1998	2000	1600 Joe Yenni Blvd
Kennett Square, PA	-	1,050	22,946	316	1,083	23,229	4,219	2010	2008	301 Victoria Gardens Dr.
Kingston upon Thames, UKI	56,849	33,063	46,696	7,751	36,258	51,252	1,351	2016	2014	Coombe Lane West
Kirkland, WA	-	1,880	4,315	683	1,880	4,998	1,792	2003	1996	6505 Lakeview Dr.
Kirkstall, UKE	-	2,437	9,414	1,145	2,672	10,324	1,207	2013	2009	29 Broad Lane
Kokomo, IN	-	710	16,044	-	710	16,044	1,515	2014	2014	2200 S. Dixon Rd
Lafayette, LA	-	1,928	10,483	25	1,928	10,509	4,358	2006	1993	204 Energy Parkway
Lafayette, CO	-	1,420	20,192	-	1,420	20,192	1,430	2015	2015	329 Exempla Circle
Lafayette, IN	-	670	16,833	-	670	16,833	1,372	2015	2014	2402 South Street
Lakeway, TX	-	5,142	23,203	-	5,142	23,203	2,550	2007	2011	2000 Medical Dr
Lakewood, CO	-	2,160	28,091	62	2,160	28,153	2,823	2014	2010	7395 West Eastman Place
Lakewood Ranch, FL	-	650	6,714	1,988	650	8,702	1,240	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	-	1,000	22,388	-	1,000	22,388	3,234	2012	2005	8220 Natures Way
Lancaster, CA	-	700	15,295	625	712	15,907	4,279	2010	1999	43051 15th St. West
Lancaster, PA	-	1,680	14,039	-	1,680	14,039	364	2015	2017	31 Millersville Road
Langhorne, PA	-	1,350	24,881	171	1,350	25,052	4,717	2011	1979	262 Toll Gate Road
LaPlata, MD	-	700	19,068	466	700	19,534	3,653	2011	1984	One Magnolia Drive
Las Vegas, NV	-	580	23,420	-	580	23,420	3,967	2011	2002	2500 North Tenaya Way
Lawrence, KS	-	250	8,716	-	250	8,716	1,245	2012	1996	3220 Peterson Road
Lecanto, FL	-	200	6,900	-	200	6,900	2,541	2004	1986	2341 W. Norvell Bryant Hwy.
Lee, MA	-	290	18,135	926	290	19,061	7,947	2002	1998	600 & 620 Laurel St.
Leeds, UKE	-	1,974	13,239	1,470	2,165	14,518	1,007	2015	2013	100 Grove Lane
Leicester, UKF	-	3,060	24,410	2,654	3,355	26,769	3,516	2012	2010	307 London Road
Lenoir, NC	-	190	3,748	641	190	4,389	1,739	2003	1998	1145 Powell Rd., N.E.
Lethbridge, AB	1,505	1,214	2,750	419	1,342	3,040	348	2014	2003	785 Columbia Boulevard West
Lexana, KS	-	480	1,770	148	480	1,918	120	2015	1994	8710 Caenen Lake Rd
Lexington, NC	-	200	3,900	1,015	200	4,915	2,011	2002	1997	161 Young Dr.
Libertyville, IL	-	6,500	40,024	-	6,500	40,024	7,376	2011	2001	901 Florsheim Dr
Lichfield, UKG	-	1,382	30,324	3,063	1,515	33,254	2,350	2015	2012	Wissage Road
Lillington, NC	-	470	17,579	-	470	17,579	1,598	2014	2013	54 Red Mulberry Way
Lillington, NC	-	500	16,451	-	500	16,451	1,402	2014	1999	2041 NC-210 N
Lincoln, NE	-	390	13,807	95	390	13,902	2,789	2010	2000	7208 Van Dorn St.
Linwood, NJ	-	800	21,984	1,056	859	22,980	4,341	2010	1997	432 Central Ave
Litchfield, CT	-	1,240	17,908	10,991	1,258	28,882	4,068	2010	1998	19 Constitution Way
Lititz, PA	-	1,200	13,836	-	1,200	13,836	359	2015	2016	80 West Millport Road
Little Neck, NY	-	3,350	38,461	1,265	3,357	39,720	7,308	2010	2000	55-15 Little Neck Pkwy.
Livermore, CA	-	4,100	24,996	-	4,100	24,996	2,008	2014	1974	35 Fenton Street
Livingston, NJ	-	8,000	44,424	-	8,000	44,424	667	2015	2017	369 E Mt Pleasant Avenue
London, UKI	-	8,158	17,545	-	8,158	17,545	579	2015	2016	6 Victoria Drive
Longview, TX	-	610	5,520	-	610	5,520	1,576	2006	2007	311 E Hawkins Pkwy
Longwood, FL	-	1,260	6,445	-	1,260	6,445	1,172	2011	2011	425 South Ronald Reagan Boulevard
Louisburg, KS	-	280	4,320	35	280	4,355	240	2015	1996	202 Rogers St
Louisville, KY	-	490	10,010	2,768	490	12,778	4,594	2005	1978	4604 Lowe Rd
Lowell, MA	-	680	3,378	44	680	3,422	824	2011	1969	30 Princeton Blvd
Loxley, UKE	-	1,369	15,668	1,646	1,502	17,182	2,161	2013	2008	Loxley Road
Lutherville, MD	-	1,100	19,786	1,744	1,100	21,530	3,877	2011	1988	515 Brightfield Road
Lynchburg, VA	-	340	16,114	-	340	16,114	1,484	2014	2013	189 Monica Blvd
Macungie, PA	-	960	29,033	84	960	29,117	5,262	2011	1994	1718 Spring Creek Road
Mahwah, NJ	-	1,605	27,249	-	1,605	27,249	1,826	2012	2015	15 Edison Road
Manalapan, NJ	-	900	22,624	589	900	23,213	3,813	2011	2001	445 Route 9 South
Manassas, VA	-	750	7,446	530	750	7,976	2,899	2003	1996	8341 Barrett Dr.
Mankato, MN	-	1,460	32,104	13	1,460	32,117	1,792	2015	2006	100 Dublin Road
Mansfield, TX	-	660	5,251	-	660	5,251	1,516	2006	2007	2281 Country Club Dr
Manteca, CA	-	1,300	12,125	1,566	1,312	13,679	5,000	2005	1986	430 N. Union Rd.
Marietta, PA	-	1,050	13,633	-	1,050	13,633	868	2015	1999	2760 Maytown Road
Marion, IN	-	720	12,750	1,136	720	13,886	1,264	2014	2012	614 W. 14th Street
Marion, IN	-	990	9,190	824	990	10,014	1,083	2014	1976	505 N. Bradner Avenue
Marlborough, UKK	-	2,677	6,822	918	2,936	7,482	622	2014	1999	The Common
Marlow, UKJ	-	9,619	42,134	-	9,619	42,134	1,970	2013	2014	210 Little Marlow Road
Martinsville, VA	-	349	-	-	349	-	-	2003	1900	Rolling Hills Rd. & US Hwy. 58
Marysville, WA	-	620	4,780	903	620	5,683	2,072	2003	1998	9802 48th Dr. N.E.
Matawan, NJ	-	1,830	20,618	166	1,830	20,784	3,552	2011	1965	625 State Highway 34
Matthews, NC	-	560	4,738	-	560	4,738	1,920	2003	1998	2404 Plantation Center Dr.
McHenry, IL	-	1,576	-	-	1,576	-	-	2006	1900	5200 Block of Bull Valley Road
McKinney, TX	-	1,570	7,389	-	1,570	7,389	1,666	2009	2010	2701 Alma Rd.
McMurray, PA	-	1,440	15,805	3,894	1,440	19,699	3,093	2010	2011	240 Cedar Hill Dr
Mechanicsburg, PA	-	1,350	16,650	-	1,350	16,650	2,888	2011	1971	4950 Wilson Lane
Medicine Hat, AB	2,471	932	5,566	686	1,031	6,154	559	2014	1999	65 Valleyview Drive SW
Melville, NY	-	4,280	73,283	4,616	4,306	77,874	13,828	2010	2001	70 Pinelawn Rd
Mendham, NJ	-	1,240	27,169	638	1,240	27,807	5,006	2011	1968	84 Cold Hill Road
Menomonee Falls, WI	-	1,020	6,984	1,652	1,020	8,636	2,057	2006	2007	W128 N6900 Northfield Drive
Mercerville, NJ	-	860	9,929	173	860	10,102	2,012	2011	1967	2240 White Horse- Merceville Road
Meriden, CT	-	1,300	1,472	233	1,300	1,705	623	2011	1968	845 Paddock Ave
Merrillville, IN	-	700	11,699	154	700	11,853	3,105	2007	2008	9509 Georgia St.
Mesa, AZ	-	950	9,087	1,567	950	10,654	4,657	1999	2000	7231 E. Broadway
Middleburg Heights, OH	-	960	7,780	-	960	7,780	2,758	2004	1998	15435 Bagley Rd.
Middleton, WI	-	420	4,006	600	420	4,606	1,802	2001	1991	6701 Stonefield Rd.
Midland, MI	-	200	11,025	5,522	200	16,547	2,555	2010	1994	2325 Rockwell Dr
Mill Creek, WA	-	10,150	60,274	935	10,179	61,179	17,227	2010	1998	14905 Bothell-Everett Hwy
Millville, NJ	-	840	29,944	129	840	30,073	5,532	2011	1986	54 Sharp Street
Milton Keynes, UKJ	-	1,826	18,654	1,979	2,002	20,456	1,488	2015	2007	Tunbridge Grove, Kents Hill
Mishawaka, IN	-	740	16,114	-	740	16,114	1,569	2014	2013	60257 Bodnar Blvd
Missoula, MT	-	550	7,490	377	550	7,867	2,576	2005	1998	3620 American Way
Monmouth Junction, NJ	-	720	6,209	86	720	6,295	1,323	2011	1996	2 Deer Park Drive
Monroe, NC	-	470	3,681	648	470	4,329	1,750	2003	2001	918 Fitzgerald St.
Monroe, NC	-	310	4,799	857	310	5,656	2,181	2003	2000	919 Fitzgerald St.
Monroe, NC	-	450	4,021	114	450	4,135	1,669	2003	1997	1316 Patterson Ave.
Monroe Township, NJ	-	3,250	27,771	219	3,250	27,991	1,454	2015	1996	319 Forsgate Drive
Monroe Twp, NJ	-	1,160	13,193	114	1,160	13,307	2,666	2011	1996	292 Applegarth Road
Montville, NJ	-	3,500	31,002	1,073	3,500	32,075	5,350	2011	1988	165 Changebridge Rd.
Moorestown, NJ	-	2,060	51,628	1,653	2,071	53,270	9,619	2010	2000	1205 N. Church St
Moorestown, NJ	-	6,400	23,875	27	6,400	23,902	2,531	2012	2014	250 Marter Avenue
Morehead City, NC	-	200	3,104	1,648	200	4,752	2,149	1999	1999	107 Bryan St.
Morton Grove, IL	-	1,900	19,374	159	1,900	19,533	3,201	2010	2011	5520 N. Lincoln Ave.
Moulton, UKF	-	1,695	12,510	-	1,695	12,510	247	2017	1995	Northampton Lane North
Mount Pleasant, SC	-	-	17,200	-	4,052	13,149	2,586	2013	1985	1200 Hospital Drive
Nacogdoches, TX	-	390	5,754	-	390	5,754	1,636	2006	2007	5902 North St
Naperville, IL	-	3,470	29,547	-	3,470	29,547	5,550	2011	2001	504 North River Road
Nashville, TN	-	4,910	29,590	-	4,910	29,590	7,529	2008	2007	15 Burton Hills Boulevard
Naugatuck, CT	-	1,200	15,826	199	1,200	16,025	3,028	2011	1980	4 Hazel Avenue
Needham, MA	-	1,610	13,715	366	1,610	14,081	6,424	2002	1994	100 West St.
New Moston, UKD	-	1,480	4,378	566	1,623	4,801	585	2013	2010	90a Broadway
Newark, DE	-	560	21,220	1,488	560	22,708	7,504	2004	1998	200 E. Village Rd.
Newcastle Under Lyme, UKG	-	1,110	5,655	654	1,218	6,202	721	2013	2010	Hempstalls Lane
Newcastle-under-Lyme, UKG	-	1,125	5,537	644	1,234	6,072	505	2014	1999	Silverdale Road
Norman, OK	-	55	1,484	-	55	1,484	906	1995	1995	1701 Alameda Dr.
Norman, OK	-	1,480	33,330	-	1,480	33,330	4,715	2012	1985	800 Canadian Trails Drive
North Augusta, SC	-	332	2,558	-	332	2,558	1,288	1999	1998	105 North Hills Dr.
North Cape May, NJ	-	600	22,266	118	600	22,384	4,099	2011	1995	700 Townbank Road
Northampton, UKF	-	5,182	17,348	2,177	5,682	19,024	2,300	2013	2011	Cliftonville Road
Northampton, UKF	-	2,013	6,257	799	2,208	6,862	543	2014	2014	Cliftonville Road
Nuneaton, UKG	-	3,325	8,983	1,189	3,646	9,850	1,147	2013	2011	132 Coventry Road
Nuthall, UKF	-	1,628	6,263	762	1,786	6,868	530	2014	2014	172A Nottingham Road
Nuthall, UKF	-	2,498	10,436	1,250	2,740	11,444	1,346	2013	2011	172 Nottingham Road
Oakland, CA	-	4,760	16,143	109	4,760	16,252	1,500	2014	2002	468 Perkins Street
Ocala, FL	-	1,340	10,564	-	1,340	10,564	2,468	2008	2009	2650 SE 18TH Avenue
Ogden, UT	-	360	6,700	699	360	7,399	2,509	2004	1998	1340 N. Washington Blv.
Oklahoma City, OK	-	590	7,513	-	590	7,513	1,968	2007	2008	13200 S. May Ave
Oklahoma City, OK	-	760	7,017	-	760	7,017	1,788	2007	2009	11320 N. Council Road
Olathe, KS	-	1,930	19,765	553	1,930	20,318	1,138	2016	2015	21250 W 151 Street
Omaha, NE	-	370	10,230	-	370	10,230	2,096	2010	1998	11909 Miracle Hills Dr.
Omaha, NE	-	380	8,769	-	380	8,769	1,896	2010	1999	5728 South 108th St.
Ona, WV	-	950	15,998	-	950	15,998	980	2015	2007	100 Weatherholt Drive
Oneonta, NY	-	80	5,020	-	80	5,020	1,315	2007	1996	1846 County Highway 48
Orem, UT	-	2,150	24,107	-	2,150	24,107	1,400	2015	2014	250 East Center Street
Osage City, KS	-	50	1,700	136	50	1,836	119	2015	1996	1403 Laing St
Osawatomie, KS	-	130	2,970	126	130	3,096	186	2015	2003	1520 Parker Ave
Ottawa, KS	-	160	6,590	40	160	6,630	370	2015	2007	2250 S Elm St
Overland Park, KS	-	3,730	27,076	340	3,730	27,416	6,190	2008	2009	12000 Lamar Avenue
Overland Park, KS	-	4,500	29,105	7,295	4,500	36,400	7,345	2010	1988	6101 W 119th St
Overland Park, KS	-	410	2,840	70	410	2,910	184	2015	2004	14430 Metcalf Ave
Overland Park, KS	-	1,300	25,311	677	1,300	25,988	1,464	2016	2015	7600 Antioch Road
Owasso, OK	-	215	1,380	-	215	1,380	769	1996	1996	12807 E. 86th Place N.
Owensboro, KY	-	225	13,275	-	225	13,275	4,813	2005	1964	1205 Leitchfield Rd.
Owenton, KY	-	100	2,400	-	100	2,400	1,059	2005	1979	905 Hwy. 127 N.
Oxford, MI	-	1,430	15,791	-	1,430	15,791	3,172	2010	2001	701 Market St
Palestine, TX	-	180	4,320	1,300	180	5,620	1,668	2006	2005	1625 W. Spring St.
Palm Coast, FL	-	870	10,957	-	870	10,957	2,421	2008	2010	50 Town Ct.
Panama City Beach, FL	-	900	6,402	-	900	6,402	981	2011	2005	6012 Magnolia Beach Road
Paola, KS	-	190	5,610	57	190	5,667	320	2015	2000	601 N. East Street
Paris, TX	-	490	5,452	-	490	5,452	4,057	2005	2006	750 N Collegiate Dr
Paso Robles, CA	-	1,770	8,630	693	1,770	9,323	3,811	2002	1998	1919 Creston Rd.
Pella, IA	-	870	6,716	89	870	6,805	955	2012	2002	2602 Fifield Road
Pennington, NJ	-	1,380	27,620	937	1,476	28,462	4,740	2011	2000	143 West Franklin Avenue
Pennsauken, NJ	-	900	10,780	179	900	10,959	2,340	2011	1985	5101 North Park Drive
Petoskey, MI	-	860	14,452	-	860	14,452	2,750	2011	1997	965 Hager Dr
Philadelphia, PA	-	2,930	10,433	3,536	2,930	13,969	2,765	2011	1952	1526 Lombard Street
Phillipsburg, NJ	-	800	21,175	238	800	21,413	4,046	2011	1992	290 Red School Lane
Phillipsburg, NJ	-	300	8,114	101	300	8,215	1,546	2011	1905	843 Wilbur Avenue
Pinehurst, NC	-	290	2,690	484	290	3,174	1,320	2003	1998	17 Regional Dr.
Piqua, OH	-	204	1,885	-	204	1,885	979	1997	1997	1744 W. High St.
Piscataway, NJ	-	3,100	33,501	-	3,100	33,501	477	2013	2017	10 Sterling Drive
Pittsburgh, PA	-	1,750	8,572	115	1,750	8,687	3,096	2005	1998	100 Knoedler Rd.
Plainview, NY	-	3,990	11,969	1,085	3,990	13,054	2,355	2011	1963	150 Sunnyside Blvd
Plano, TX	-	1,840	20,152	560	1,840	20,712	968	2016	2016	3325 W Plano Parkway
Plattsmouth, NE	-	250	5,650	-	250	5,650	1,218	2010	1999	1913 E. Highway 34
Plymouth, MI	-	1,490	19,990	330	1,490	20,320	3,862	2010	1972	14707 Northville Rd
Princeton, NJ	-	1,730	30,888	1,713	1,810	32,521	5,525	2011	2001	155 Raymond Road
Prior Lake, MN	14,033	1,870	29,849	13	1,870	29,862	1,666	2015	2003	4685 Park Nicollet Avenue
Puyallup, WA	-	1,150	20,776	445	1,156	21,216	5,246	2010	1985	123 Fourth Ave. NW
Raleigh, NC	-	7,598	88,870	-	7,598	88,870	1,959	2008	2017	4030 Cardinal at North Hills St
Raleigh, NC	-	3,530	59,589	-	3,530	59,589	8,253	2012	2002	5301 Creedmoor Road
Raleigh, NC	-	2,580	16,837	-	2,580	16,837	2,497	2012	1988	7900 Creedmoor Road
Reading, PA	-	980	19,906	140	980	20,046	3,736	2011	1994	5501 Perkiomen Ave
Red Bank, NJ	-	1,050	21,275	565	1,050	21,840	3,593	2011	1997	One Hartford Dr.
Rehoboth Beach, DE	-	960	24,248	8,708	977	32,938	5,180	2010	1999	36101 Seaside Blvd
Reidsville, NC	-	170	3,830	857	170	4,687	1,935	2002	1998	2931 Vance St.
Reno, NV	-	1,060	11,440	605	1,060	12,045	4,148	2004	1998	5165 Summit Ridge Road
Richmond, IN	-	700	14,222	393	700	14,615	813	2016	2015	400 Industries Road
Richmond, VA	-	-	12,000	-	250	11,750	1,624	2013	1989	2220 Edward Holland Drive
Ridgeland, MS	-	520	7,675	427	520	8,102	2,966	2003	1997	410 Orchard Park
Rochdale, MA	-	-	7,100	-	690	6,410	841	2013	1994	111 Huntoon Memorial Highway
Rockville, CT	-	1,500	4,835	181	1,500	5,016	1,248	2011	1960	1253 Hartford Turnpike
Rockville Centre, NY	-	4,290	20,310	868	4,290	21,178	3,656	2011	2002	260 Maple Ave
Rockwall, TX	-	2,220	17,650	-	2,220	17,650	1,131	2012	2014	720 E Ralph Hall Parkway
Rocky Hill, CT	-	1,090	6,710	1,500	1,090	8,210	2,889	2003	1996	60 Cold Spring Rd.
Rohnert Park, CA	-	6,500	18,700	2,116	6,546	20,769	7,032	2005	1986	4855 Snyder Lane
Romeoville, IL	-	1,895	-	-	1,895	-	-	2006	1900	Grand Haven Circle
Roseville, MN	-	2,140	24,679	67	2,140	24,746	1,391	2015	1989	2750 North Victoria Street
Roswell, GA	-	1,107	9,627	1,086	1,114	10,706	7,942	1997	1999	655 Mansell Rd.
Rugeley, UKG	-	1,900	10,262	1,175	2,083	11,253	1,387	2013	2010	Horse Fair
Ruston, LA	-	710	9,790	-	710	9,790	1,842	2011	1988	1401 Ezelle St
Sacramento, CA	-	940	14,781	251	952	15,020	3,718	2010	1978	6350 Riverside Blvd
Salem, OR	-	449	5,171	-	449	5,172	2,585	1999	1998	1355 Boone Rd. S.E.
Salisbury, NC	-	370	5,697	168	370	5,865	2,284	2003	1997	2201 Statesville Blvd.
San Angelo, TX	-	260	8,800	425	260	9,225	3,122	2004	1997	2695 Valleyview Blvd.
San Angelo, TX	-	1,050	24,689	1,052	1,050	25,741	2,358	2014	1999	6101 Grand Court Road
San Antonio, TX	-	-	17,303	-	-	17,303	7,106	2007	2007	8902 Floyd Curl Dr.
San Bernardino, CA	-	3,700	14,300	687	3,700	14,987	3,490	2008	1993	1760 W. 16th St.
San Diego, CA	-	-	22,003	1,845	-	23,848	5,472	2008	1992	555 Washington St.
Sanatoga, PA	-	980	30,695	92	980	30,787	5,551	2011	1993	225 Evergreen Road
Sand Springs, OK	-	910	19,654	-	910	19,654	2,832	2012	2002	4402 South 129th Avenue West
Sarasota, FL	-	475	3,175	-	475	3,175	1,843	1996	1995	8450 McIntosh Rd.
Sarasota, FL	-	3,360	19,140	-	3,360	19,140	3,179	2011	2006	6150 Edgelake Drive
Scranton, PA	-	440	17,609	-	440	17,609	1,533	2014	2005	2741 Blvd. Ave
Scranton, PA	-	320	12,144	-	320	12,144	1,059	2014	2013	2751 Boulevard Ave
Seattle, WA	-	5,190	9,350	564	5,199	9,905	3,373	2010	1962	11501 15th Ave NE
Seattle, WA	27,180	10,670	37,291	894	10,700	38,155	11,465	2010	2005	805 4th Ave N
Selbyville, DE	-	750	25,912	415	769	26,308	4,848	2010	2008	21111 Arrington Dr
Seven Fields, PA	-	484	4,663	60	484	4,722	2,364	1999	1999	500 Seven Fields Blvd.
Severna Park, MD	-	2,120	31,273	808	2,120	32,081	5,756	2011	1981	24 Truckhouse Road
Shawnee, OK	-	80	1,400	-	80	1,400	804	1996	1995	3947 Kickapoo
Shelbyville, KY	-	630	3,870	630	630	4,500	1,474	2005	1965	1871 Midland Trail
Sherman, TX	-	700	5,221	-	700	5,221	1,555	2005	2006	1011 E. Pecan Grove Rd.
Shrewsbury, NJ	-	2,120	38,116	1,080	2,128	39,188	7,156	2010	2000	5 Meridian Way
Silvis, IL	-	880	16,420	139	880	16,559	3,247	2010	2005	1900 10th St.
Sittingbourne, UKJ	-	1,357	6,539	763	1,488	7,170	573	2014	1997	200 London Road
Smithfield, NC	-	290	5,680	-	290	5,680	2,228	2003	1998	830 Berkshire Rd.
Smithfield, NC	-	360	8,216	-	360	8,216	715	2014	1999	250 Highway 210 West
Sonoma, CA	-	1,100	18,400	1,700	1,109	20,090	6,758	2005	1988	800 Oregon St.
South Bend, IN	-	670	17,770	-	670	17,770	1,604	2014	2014	52565 State Road 933
South Boston, MA	-	385	2,002	5,218	385	7,220	3,652	1995	1961	804 E. Seventh St.
Southampton, UKJ	-	1,612	16,803	-	1,612	16,803	114	2017	2013	Botley Road, Park Gate
Southbury, CT	-	1,860	23,613	958	1,860	24,571	4,300	2011	2001	655 Main St
Springfield, IL	-	-	10,100	-	768	9,332	1,682	2013	2010	701 North Walnut Street
Springfield, IL	-	990	13,378	1,084	990	14,462	1,292	2014	2013	3089 Old Jacksonville Road
St. Louis, MO	-	1,890	12,390	-	1,890	12,390	2,354	2010	1963	6543 Chippewa St
St. Paul, MN	-	2,100	33,019	78	2,100	33,097	1,843	2015	1996	750 Mississippi River
Stafford, UKG	-	2,131	8,739	-	2,131	8,739	294	2014	2016	Stone Road
Stamford, UKF	-	1,820	3,238	489	1,996	3,551	303	2014	1998	Priory Road
Statesville, NC	-	150	1,447	266	150	1,713	710	2003	1990	2441 E. Broad St.
Statesville, NC	-	310	6,183	8	310	6,191	2,365	2003	1996	2806 Peachtree Place
Statesville, NC	-	140	3,627	-	140	3,627	1,416	2003	1999	2814 Peachtree Rd.
Stillwater, OK	-	80	1,400	-	80	1,400	806	1995	1995	1616 McElroy Rd.
Stockton, CA	-	2,280	5,983	397	2,372	6,288	1,821	2010	1988	6725 Inglewood
Stratford-upon-Avon, UKG	-	790	14,508	1,478	866	15,910	1,123	2015	2012	Scholars Lane
Stroudsburg, PA	-	340	16,313	-	340	16,313	1,573	2014	2011	370 Whitestone Corner Road
Summit, NJ	-	3,080	14,152	-	3,080	14,152	2,633	2011	2001	41 Springfield Avenue
Sunninghill, UKJ	-	12,338	44,799	-	12,338	44,799	600	2014	2017	Bagshot Road
Superior, WI	-	1,020	13,735	6,159	1,020	19,894	2,361	2009	2010	1915 North 34th Street
Swanton, OH	-	330	6,370	-	330	6,370	2,392	2004	1950	401 W. Airport Hwy.
Terre Haute, IN	-	1,370	18,016	-	1,370	18,016	1,408	2015	2015	395 8th Avenue
Texarkana, TX	-	192	1,403	-	192	1,403	781	1996	1996	4204 Moores Lane
The Villages, FL	-	1,035	7,446	-	1,035	7,446	878	2013	2014	2450 Parr Drive
Thomasville, GA	-	530	12,520	-	530	12,520	1,757	2011	2006	423 Covington Avenue
Tomball, TX	-	1,050	13,300	840	1,050	14,140	2,438	2011	2001	1221 Graham Dr
Toms River, NJ	-	1,610	34,627	865	1,679	35,423	6,545	2010	2005	1587 Old Freehold Rd
Tonganoxie, KS	-	310	3,690	72	310	3,762	234	2015	2009	120 W 8th St
Topeka, KS	-	260	12,712	-	260	12,712	1,892	2012	2011	1931 Southwest Arvonia Place
Towson, MD	-	1,180	13,280	195	1,180	13,475	2,589	2011	1973	7700 York Road
Troy, OH	-	200	2,000	4,254	200	6,254	2,009	1997	1997	81 S. Stanfield Rd.
Troy, OH	-	470	16,730	-	470	16,730	6,074	2004	1971	512 Crescent Drive
Trumbull, CT	-	4,440	43,384	-	4,440	43,384	7,703	2011	2001	6949 Main Street
Tulsa, OK	-	3,003	6,025	20	3,003	6,045	3,432	2006	1992	3219 S. 79th E. Ave.
Tulsa, OK	-	1,390	7,110	1,102	1,390	8,212	1,708	2010	1998	7220 S. Yale Ave.
Tulsa, OK	-	1,320	10,087	-	1,320	10,087	1,529	2011	2012	7902 South Mingo Road East
Tulsa, OK	-	1,100	27,007	-	1,100	27,007	597	2015	2017	18001 East 51st Street
Tulsa, OK	13,000	1,752	28,421	-	1,752	28,421	407	2017	2014	701 W 71st Street South
Tulsa, OK	-	890	9,410	-	890	9,410	44	2017	2009	7210 South Yale Avenue
Tyler, TX	-	650	5,268	-	650	5,268	1,509	2006	2007	5550 Old Jacksonville Hwy.
Upper Providence, PA	-	1,900	28,195	-	1,900	28,195	1,968	2013	2015	1133 Black Rock Road
Vacaville, CA	-	900	17,100	1,651	900	18,751	6,462	2005	1987	799 Yellowstone Dr.
Vallejo, CA	-	4,000	18,000	2,344	4,030	20,315	6,950	2005	1989	350 Locust Dr.
Vallejo, CA	-	2,330	15,407	310	2,330	15,717	4,110	2010	1990	2261 Tuolumne
Valparaiso, IN	-	112	2,558	-	112	2,558	1,146	2001	1998	2601 Valparaiso St.
Valparaiso, IN	-	108	2,962	-	108	2,962	1,309	2001	1999	2501 Valparaiso St.
Vancouver, WA	-	1,820	19,042	270	1,821	19,311	4,822	2010	2006	10011 NE 118th Ave
Venice, FL	-	1,150	10,674	-	1,150	10,674	2,415	2008	2009	1600 Center Rd.
Vero Beach, FL	-	263	3,187	-	263	3,187	1,398	2001	1999	420 4th Ct.
Vero Beach, FL	-	297	3,263	-	297	3,263	1,441	2001	1996	410 4th Ct.
Virginia Beach, VA	-	1,540	22,593	-	1,540	22,593	1,996	2014	1993	5520 Indian River Rd
Voorhees, NJ	-	1,800	37,299	671	1,800	37,970	7,042	2011	1965	2601 Evesham Road
Voorhees, NJ	-	1,900	26,040	894	1,900	26,934	5,017	2011	1985	3001 Evesham Road
Voorhees, NJ	-	3,100	25,950	26	3,100	25,976	3,724	2011	2013	113 South Route 73
Voorhees, NJ	-	3,700	24,312	1,631	3,847	25,796	3,228	2012	2013	311 Route 73
Wabash, IN	-	670	14,588	-	670	14,588	1,381	2014	2013	20 John Kissinger Drive
Waconia, MN	-	890	14,726	4,495	890	19,221	3,073	2011	2005	500 Cherry Street
Wake Forest, NC	-	200	3,003	1,742	200	4,745	2,197	1998	1999	611 S. Brooks St.
Wall, NJ	-	1,650	25,350	2,499	1,692	27,807	4,554	2011	2003	2021 Highway 35
Walsall, UKG	-	1,184	8,562	942	1,299	9,389	702	2015	2015	Little Aston Road
Wamego, KS	-	40	2,510	55	40	2,565	149	2015	1996	1607 4th St
Wareham, MA	-	875	10,313	1,701	875	12,014	5,255	2002	1989	50 Indian Neck Rd.
Warren, NJ	-	2,000	30,810	1,014	2,000	31,824	5,165	2011	1999	274 King George Rd
Watchung, NJ	-	1,920	24,880	1,138	1,991	25,947	4,363	2011	2000	680 Mountain Boulevard
Waukee, IA	-	1,870	31,878	1,075	1,870	32,953	4,544	2012	2007	1650 SE Holiday Crest Circle
Waxahachie, TX	-	650	5,763	-	650	5,763	1,521	2007	2008	1329 Brown St.
Weatherford, TX	-	660	5,261	-	660	5,261	1,519	2006	2007	1818 Martin Drive
Wellingborough, UKF	-	1,480	5,724	696	1,623	6,277	538	2015	2015	159 Northampton
West Bend, WI	-	620	17,790	38	620	17,828	2,837	2010	2011	2130 Continental Dr
West Chester, PA	-	1,350	29,237	260	1,350	29,497	5,462	2011	1974	800 West Miner Street
West Orange, NJ	-	2,280	10,687	187	2,280	10,874	2,249	2011	1963	20 Summit Street
Westerville, OH	-	740	8,287	3,105	740	11,392	9,171	1998	2001	690 Cooper Rd.
Westfield, IN	-	890	15,964	-	890	15,964	1,499	2014	2013	937 E. 186th Street
Westfield, NJ	-	2,270	16,589	497	2,270	17,086	3,481	2011	1970	1515 Lamberts Mill Road
Weston Super Mare, UKK	-	2,517	7,054	925	2,760	7,736	905	2013	2011	141b Milton Road
White Lake, MI	-	2,920	20,179	92	2,920	20,271	3,951	2010	2000	935 Union Lake Rd
Wichita, KS	-	1,400	11,000	-	1,400	11,000	4,399	2006	1997	505 North Maize Road
Wichita, KS	-	860	8,873	-	860	8,873	1,527	2011	2012	10604 E 13th Street North
Wichita, KS	13,001	627	19,748	-	629	19,752	2,810	2012	2009	2050 North Webb Road
Wichita, KS	-	260	2,240	114	260	2,354	137	2015	1992	900 N Bayshore Dr
Wichita, KS	-	900	10,134	-	900	10,134	1,646	2011	2012	10600 E 13th Street North
Williamstown, KY	-	70	6,430	-	70	6,430	2,352	2005	1987	201 Kimberly Lane
Wilmington, DE	-	800	9,494	114	800	9,608	1,906	2011	1970	810 S Broom Street
Wilmington, NC	-	210	2,991	-	210	2,991	1,489	1999	1999	3501 Converse Dr.
Wilmington, NC	-	400	15,356	-	400	15,356	1,401	2014	2012	3828 Independence Blvd
Windsor, CT	-	2,250	8,539	1,855	2,250	10,394	2,104	2011	1969	One Emerson Drive
Windsor, CT	-	1,800	600	970	1,800	1,570	470	2011	1974	One Emerson Drive
Winston-Salem, NC	-	360	2,514	459	360	2,973	1,199	2003	1996	2980 Reynolda Rd.
Winter Garden, FL	-	1,110	7,937	-	1,110	7,937	1,145	2012	2013	720 Roper Road
Witherwack, UKC	-	944	6,915	759	1,035	7,583	888	2013	2009	Whitchurch Road
Wolverhampton, UKG	-	1,573	6,678	797	1,725	7,323	865	2013	2011	378 Prestonwood Road
Woodbury, MN	-	1,317	20,935	-	1,317	20,935	454	2017	2015	2195 Century Avenue South
Worcester, MA	-	3,500	54,099	-	3,500	54,099	11,586	2007	2009	101 Barry Road
Worcester, MA	-	2,300	9,060	6,000	2,300	15,060	3,152	2008	1993	378 Plantation St.
Wyncote, PA	-	2,700	22,244	274	2,700	22,518	4,282	2011	1960	1245 Church Road
York, UKE	-	2,961	8,266	1,085	3,247	9,064	758	2014	2006	Rosetta Way, Boroughbridge Road
Youngsville, NC	-	380	10,689	-	380	10,689	950	2014	2013	100 Sunset Drive
Zionsville, IN	$-	$1,610	$22,400	$1,691	$1,610	$24,091	$4,523	2010	2009	11755 N Michigan Rd

Triple-net total	$343,361	$818,863	$7,759,508	$382,344	$847,780	$8,112,937	$1,380,023

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors housing operating:
Acton, MA	$-	$-	$31,346	$1,484	$14	$32,816	$5,154	2013	2000	10 Devon Drive
Adderbury, UKJ	-	2,274	13,222	-	2,274	13,222	280	2015	2017	Banbury Road
Agawam, MA	-	880	10,044	671	959	10,636	2,802	2011	1996	153 Cardinal Drive
Albuquerque, NM	-	1,270	20,837	1,824	1,276	22,655	5,732	2010	1984	500 Paisano St NE
Alhambra, CA	-	600	6,305	9,025	600	15,330	1,776	2011	1923	1118 N. Stoneman Ave.
Altrincham, UKD	-	4,244	25,187	3,246	4,654	28,023	5,255	2012	2009	295 Hale Road
Amherstview, ON	583	473	4,446	770	537	5,152	717	2015	1974	4567 Bath Road
Arlington, VA	-	8,385	31,198	15,714	8,385	46,912	-	2017	1992	900 N Taylor Street
Arlington, TX	20,668	1,660	37,395	3,110	1,709	40,456	9,983	2012	2000	1250 West Pioneer Parkway
Arnprior, ON	303	788	6,283	961	880	7,152	1,435	2013	1991	15 Arthur Street
Atlanta, GA	-	2,100	20,603	1,167	2,154	21,717	3,478	2014	2000	1000 Lenox Park Blvd NE
Austin, TX	-	1,560	21,413	185	1,560	21,598	2,408	2014	2013	11330 Farrah Lane
Austin, TX	-	4,200	74,850	510	4,200	75,361	6,004	2015	2014	4310 Bee Caves Road
Avon, CT	-	1,550	30,571	3,806	1,588	34,339	9,420	2011	1998	101 Bickford Extension
Azusa, CA	-	570	3,141	7,769	570	10,910	3,003	1998	1953	125 W. Sierra Madre Ave.
Bagshot, UKJ	-	4,960	29,881	3,750	5,445	33,146	6,692	2012	2009	14 - 16 London Road
Banstead, UKJ	-	6,695	55,113	7,232	7,342	61,698	10,975	2012	2005	Croydon Lane
Basingstoke, UKJ	-	3,420	18,853	2,220	3,750	20,742	2,112	2014	2012	Grove Road
Basking Ridge, NJ	-	2,356	37,710	1,359	2,395	39,031	6,952	2013	2002	404 King George Road
Bassett, UKJ	-	4,874	32,304	5,617	5,358	37,436	7,099	2013	2006	111 Burgess Road
Bath, UKK	-	2,855	12,485	-	2,855	12,485	237	2015	2017	Clarks Way, Rush Hill
Baton Rouge, LA	9,017	790	29,436	612	842	29,996	5,264	2013	2009	9351 Siegen Lane
Beaconsfield, UKJ	-	5,566	50,952	5,591	6,115	55,993	9,757	2013	2009	30-34 Station Road
Beaconsfield, QC	-	1,149	17,484	2,304	1,335	19,602	4,833	2013	2008	505 Elm Avenue
Bedford, NH	-	2,527	28,748	2,105	2,548	30,832	4,927	2011	2012	5 Corporate Drive
Bee Cave, TX	-	1,820	21,084	708	1,820	21,792	1,755	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	-	2,800	19,004	2,072	2,816	21,060	4,586	2013	1998	15928 NE 8th Street
Belmont, CA	-	3,000	23,526	2,254	3,000	25,780	6,244	2011	1971	1301 Ralston Avenue
Belmont, CA	-	-	35,300	1,837	37	37,100	6,940	2013	2002	1010 Alameda de Las Pulgas
Berkeley, CA	12,433	3,050	32,677	3,757	3,050	36,434	3,323	2016	1966	2235 Sacramento Street
Bethesda, MD	-	-	45,309	593	3	45,900	8,359	2013	2009	8300 Burdett Road
Bethesda, MD	-	-	45	489	-	534	67	2013	2009	8300 Burdett Road
Bethesda, MD	-	-	212	871	-	1,083	128	2013	2009	8300 Burdett Road
Billerica, MA	-	1,619	21,381	753	1,624	22,130	2,501	2015	2000	20 Charnstaffe Lane
Birmingham, UKG	-	4	21,321	2,252	30	23,547	4,629	2013	2006	5 Church Road, Edgbaston
Birmingham, UKG	-	1,480	13,014	1,500	1,623	14,371	423	2015	2016	47 Bristol Road South
Birmingham, UKG	-	2,807	11,313	1,449	3,078	12,491	335	2015	2016	134 Jockey Road
Blainville, QC	-	2,077	8,902	1,398	2,306	10,071	2,907	2013	2008	50 des Chateaux Boulevard
Bloomfield Hills, MI	-	2,000	35,662	767	2,008	36,421	6,477	2013	2009	6790 Telegraph Road
Borehamwood, UKH	-	5,367	41,937	5,041	5,900	46,445	8,293	2012	2003	Edgwarebury Lane
Bothell, WA	-	1,350	13,439	4,808	1,361	18,237	1,626	2015	1988	10605 NE 185th Street
Boulder, CO	-	2,994	27,458	2,065	3,022	29,495	6,557	2013	2003	3955 28th Street
Bournemouth, UKK	-	5,527	42,547	5,311	6,061	47,324	6,943	2013	2008	42 Belle Vue Road
Braintree, MA	-	-	41,290	862	56	42,097	7,828	2013	2007	618 Granite Street
Brampton, ON	45,677	10,256	60,021	5,524	11,107	64,694	8,646	2015	2009	100 Ken Whillans Drive
Brighton, MA	9,911	2,100	14,616	1,391	2,109	15,998	4,149	2011	1995	50 Sutherland Road
Brockport, NY	-	1,500	23,496	503	1,705	23,794	3,164	2015	1999	90 West Avenue
Brockville, ON	4,808	484	7,445	1,040	543	8,426	1,034	2015	1996	1026 Bridlewood Drive
Brookfield, CT	-	2,250	30,180	2,422	2,262	32,590	8,207	2011	1999	246A Federal Road
Broomfield, CO	-	4,140	44,547	11,669	10,135	50,221	14,474	2013	2009	400 Summit Blvd
Brossard, QC	11,807	5,499	31,854	3,168	5,912	34,609	4,674	2015	1989	2455 Boulevard Rome
Buckingham, UKJ	-	2,979	13,880	1,764	3,267	15,356	2,047	2014	1883	Church Street
Buffalo Grove, IL	-	2,850	49,129	1,272	2,850	50,401	9,134	2012	2003	500 McHenry Road
Burbank, CA	-	4,940	43,466	1,324	4,940	44,790	9,465	2012	2002	455 E. Angeleno Avenue
Burbank, CA	19,593	3,610	50,817	3,284	3,610	54,101	4,187	2016	1985	2721 Willow Street
Burleson, TX	-	3,150	10,437	626	3,150	11,063	1,049	2012	2014	621 Old Highway 1187
Burlingame, CA	-	-	62,786	-	-	62,786	980	2016	2015	1818 Trousdale Avenue
Burlington, ON	13,151	1,309	19,311	2,496	1,453	21,663	4,163	2013	1990	500 Appleby Line
Burlington, MA	-	2,443	34,354	1,350	2,522	35,626	6,963	2013	2005	24 Mall Road
Burlington, MA	-	2,750	57,488	3,167	2,750	60,655	3,673	2016	2011	50 Greenleaf Way
Calabasas, CA	-	-	6,438	977	-	7,415	5,256	2013	1972	25100 Calabasas Road
Calgary, AB	12,898	2,252	37,415	4,862	2,492	42,036	8,321	2013	2003	20 Promenade Way SE
Calgary, AB	14,751	2,793	41,179	4,956	3,098	45,831	8,857	2013	1998	80 Edenwold Drive NW
Calgary, AB	11,678	3,122	38,971	4,817	3,464	43,446	8,314	2013	1998	150 Scotia Landing NW
Calgary, AB	23,927	3,431	28,983	4,572	3,810	33,176	5,378	2013	1989	9229 16th Street SW
Calgary, AB	26,364	2,385	36,776	4,457	2,642	40,978	5,167	2015	2006	2220-162nd Avenue SW
Camberley, UKJ	-	2,654	5,736	19,242	7,914	19,717	624	2014	2016	Fernhill Road
Camberley, UKJ	-	731	3,164	-	731	3,164	24	2014	2017	Fernhill Road
Cardiff, UKL	-	3,191	12,566	1,786	3,499	14,043	3,315	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	37,915	5,880	64,711	1,925	5,880	66,636	14,057	2011	2009	3535 Manchester Avenue
Carol Stream, IL	-	1,730	55,048	1,723	1,730	56,771	11,184	2012	2001	545 Belmont Lane
Carrollton, TX	-	4,280	31,444	941	4,280	32,385	3,353	2013	2010	2105 North Josey Lane
Cary, NC	-	740	45,240	635	740	45,875	7,154	2013	2009	1206 West Chatham Street
Cedar Park, TX	-	1,750	15,664	759	1,750	16,422	649	2016	2015	800 C-Bar Ranch Trail
Centerville, MA	-	1,300	27,357	1,113	1,324	28,446	6,327	2011	1998	22 Richardson Road
Cerritos, CA	-	-	27,494	5,633	-	33,127	3,641	2016	2002	11000 New Falcon Way
Chatham, ON	1,253	1,098	12,462	2,960	1,290	15,230	2,947	2015	1965	25 Keil Drive North
Chelmsford, MA	-	1,589	26,432	1,214	1,651	27,585	2,988	2015	1997	199 Chelmsford Street
Chertsey, UKJ	-	-	105	-	-	105	-	2015	1900	Bittams Lane
Chesterfield, MO	-	1,857	48,366	1,299	1,917	49,605	8,273	2013	2001	1880 Clarkson Road
Chorleywood, UKH	-	5,636	43,191	6,324	6,184	48,967	8,985	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	-	2,072	22,163	863	2,128	22,970	4,259	2013	2003	3302 Bonita Road
Church Crookham, UKJ	-	2,591	14,215	1,832	2,855	15,783	2,283	2014	2014	Bourley Road
Cincinnati, OH	-	2,060	109,388	13,115	2,078	122,485	22,924	2007	2010	5445 Kenwood Road
Claremont, CA	-	2,430	9,928	1,375	2,483	11,249	2,373	2013	2001	2053 North Towne Avenue
Cohasset, MA	-	2,485	26,147	1,758	2,487	27,903	5,172	2013	1998	125 King Street (Rt 3A)
Colleyville, TX	-	1,050	17,082	40	1,050	17,122	459	2016	2013	8100 Precinct Line Road
Colorado Springs, CO	-	800	14,756	1,801	1,017	16,341	3,010	2013	2001	2105 University Park Boulevard
Concord, NH	-	720	21,164	789	779	21,893	4,812	2011	2001	300 Pleasant Street
Coquitlam, BC	10,477	3,047	24,567	3,268	3,375	27,507	6,467	2013	1990	1142 Dufferin Street
Costa Mesa, CA	-	2,050	19,969	1,320	2,050	21,289	5,139	2011	1965	350 West Bay St
Crystal Lake, IL	-	875	12,461	1,259	893	13,701	3,023	2013	2001	751 E Terra Cotta Avenue
Dallas, TX	-	6,330	114,794	1,199	6,330	115,993	10,306	2015	2013	3535 N Hall Street
Danvers, MA	-	1,120	14,557	1,045	1,145	15,576	3,873	2011	2000	1 Veronica Drive
Danvers, MA	-	2,203	28,761	276	2,257	28,983	3,667	2015	1997	9 Summer Street
Davenport, IA	-	1,403	35,893	3,632	1,480	39,448	9,192	2006	2009	4500 Elmore Ave.
Decatur, GA	-	1,946	26,575	2,080	1,946	28,656	5,798	2013	1998	920 Clairemont Avenue
Denver, CO	12,033	1,450	19,389	3,119	1,470	22,489	4,114	2012	1997	4901 South Monaco Street
Denver, CO	-	2,910	35,838	1,459	2,962	37,246	8,399	2012	2007	8101 E Mississippi Avenue
Dix Hills, NY	-	3,808	39,014	1,430	3,824	40,428	7,473	2013	2003	337 Deer Park Road
Dollard-Des-Ormeaux, QC	-	1,957	14,431	1,982	2,222	16,149	4,757	2013	2008	4377 St. Jean Blvd
Dresher, PA	6,966	1,900	10,664	896	1,914	11,547	3,259	2013	2006	1650 Susquehanna Road
Dublin, OH	-	1,680	43,423	6,429	1,847	49,685	12,524	2010	1990	6470 Post Rd
Dublin, OH	-	1,169	25,345	-	1,169	25,345	452	2016	2015	4175 Stoneridge Lane
East Haven, CT	-	2,660	35,533	3,109	2,681	38,621	11,385	2011	2000	111 South Shore Drive
East Meadow, NY	-	69	45,991	1,360	124	47,296	8,545	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	-	4,920	37,354	1,349	4,975	38,648	7,038	2013	2002	1 Sunrise Drive
Eastbourne, UKJ	-	4,145	33,744	3,892	4,557	37,224	7,009	2013	2008	6 Upper Kings Drive
Edgbaston, UKG	-	2,720	13,969	1,680	2,983	15,386	1,130	2014	2015	Pershore Road
Edgewater, NJ	-	4,561	25,047	1,349	4,564	26,393	5,108	2013	2000	351 River Road
Edison, NJ	-	1,892	32,314	1,463	1,905	33,764	8,522	2013	1996	1801 Oak Tree Road
Edmonds, WA	-	1,650	24,449	2,665	1,651	27,113	2,679	2015	1976	21500 72nd Avenue West
Edmonton, AB	9,439	1,589	29,819	3,890	1,778	33,520	6,718	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	12,242	2,063	37,293	4,948	2,281	42,023	10,604	2013	1968	10015 103rd Avenue NW
Encinitas, CA	-	1,460	7,721	2,946	1,460	10,667	4,504	2000	1988	335 Saxony Rd.
Encino, CA	-	5,040	46,255	1,930	5,040	48,185	9,720	2012	2003	15451 Ventura Boulevard
Escondido, CA	-	1,520	24,024	1,358	1,520	25,382	6,200	2011	1987	1500 Borden Rd
Esher, UKJ	-	5,783	48,361	5,320	6,346	53,118	9,005	2013	2006	42 Copsem Lane
Fairfax, VA	-	19	2,678	239	53	2,883	822	2013	1991	9207 Arlington Boulevard
Fairfield, NJ	-	3,120	43,868	1,125	3,175	44,937	8,407	2013	1998	47 Greenbrook Road
Fareham, UKJ	-	3,408	17,970	2,324	3,743	19,960	2,442	2014	2012	Redlands Lane
Flossmoor, IL	-	1,292	9,496	1,633	1,339	11,082	2,631	2013	2000	19715 Governors Highway
Folsom, CA	-	1,490	32,754	37	1,490	32,791	3,354	2015	2014	1574 Creekside Drive
Fort Worth, TX	-	2,080	27,888	3,638	2,093	31,513	7,915	2012	2001	2151 Green Oaks Road
Fort Worth, TX	-	1,740	19,799	1,012	1,740	20,811	1,610	2016	2014	7001 Bryant Irvin Road
Franklin, MA	-	2,430	30,597	2,484	2,458	33,053	5,582	2013	1999	4 Forge Hill Road
Frome, UKK	-	2,720	14,813	1,861	2,983	16,411	1,747	2014	2012	Welshmill Lane
Fullerton, CA	-	1,964	19,989	837	1,998	20,792	4,094	2013	2008	2226 North Euclid Street
Gahanna, OH	-	772	11,214	1,337	787	12,537	2,302	2013	1998	775 East Johnstown Road
Gilbert, AZ	15,747	2,160	28,246	949	2,176	29,179	7,465	2013	2008	580 S. Gilbert Road
Gilroy, CA	-	760	13,880	24,812	1,578	37,875	10,084	2006	2007	7610 Isabella Way
Glen Cove, NY	-	4,594	35,236	1,661	4,634	36,857	8,125	2013	1998	39 Forest Avenue
Glenview, IL	-	2,090	69,288	2,757	2,090	72,045	13,683	2012	2001	2200 Golf Road
Golden Valley, MN	19,022	1,520	33,513	1,126	1,545	34,614	6,045	2013	2005	4950 Olson Memorial Highway
Granbury, TX	-	2,040	30,670	502	2,040	31,172	5,475	2011	2009	100 Watermark Boulevard
Grimsby, ON	-	636	5,617	803	708	6,348	885	2015	1991	84 Main Street East
Grosse Pointe Woods, MI	-	950	13,662	494	950	14,156	2,422	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	-	1,430	31,777	962	1,435	32,734	5,626	2013	2005	21260 Mack Avenue
Guelph, ON	4,486	1,190	7,597	1,183	1,333	8,638	1,432	2015	1978	165 Cole Road
Guildford, UKJ	-	5,361	56,494	6,278	5,879	62,254	10,783	2013	2006	Astolat Way, Peasmarsh
Gurnee, IL	-	890	27,931	1,900	935	29,786	4,857	2013	2002	500 North Hunt Club Road
Hamden, CT	-	1,460	24,093	1,698	1,487	25,764	6,780	2011	1999	35 Hamden Hills Drive
Hampshire, UKJ	-	4,172	26,035	3,010	4,584	28,633	5,267	2013	2006	22-26 Church Road
Haverhill, MA	-	1,720	50,046	968	1,723	51,010	6,411	2015	1997	254 Amesbury Road
Henderson, NV	-	880	29,809	645	897	30,437	5,605	2011	2009	1935 Paseo Verde Parkway
Henderson, NV	-	1,190	11,600	774	1,252	12,312	3,374	2013	2008	1555 West Horizon Ridge Parkway
High Wycombe, UKJ	-	3,784	14,191	-	3,784	14,191	241	2015	2017	The Row Lane End
Highland Park, IL	-	2,250	25,313	1,223	2,265	26,521	5,662	2013	2005	1601 Green Bay Road
Hingham, MA	-	1,440	32,292	176	1,440	32,467	3,666	2015	2012	1 Sgt. William B Terry Drive
Holbrook, NY	-	3,957	35,337	1,109	4,021	36,382	6,615	2013	2001	320 Patchogue Holbrook Road
Horley, UKJ	-	2,332	12,144	1,521	2,565	13,432	1,981	2014	2014	Court Lodge Road
Houston, TX	-	3,830	55,674	6,489	3,830	62,163	13,392	2012	1998	2929 West Holcombe Boulevard
Houston, TX	16,922	1,040	31,965	5,561	1,049	37,517	7,104	2012	1999	505 Bering Drive
Houston, TX	-	1,750	15,603	1,264	1,750	16,867	738	2016	2014	10120 Louetta Road
Huntington Beach, CA	-	3,808	31,172	2,429	3,886	33,523	7,290	2013	2004	7401 Yorktown Avenue
Irving, TX	-	1,030	6,823	1,508	1,030	8,331	2,428	2007	1999	8855 West Valley Ranch Parkway
Johns Creek, GA	-	1,580	23,285	586	1,588	23,863	4,448	2013	2009	11405 Medlock Bridge Road
Kanata, ON	-	1,689	28,670	2,642	1,812	31,189	5,491	2012	2005	70 Stonehaven Drive
Kansas City, MO	-	1,820	34,898	4,570	1,845	39,443	10,363	2010	1980	12100 Wornall Road
Kansas City, MO	5,620	1,930	39,997	4,369	1,963	44,333	11,808	2010	1986	6500 North Cosby Ave
Kansas City, MO	-	541	23,962	173	545	24,131	2,418	2015	2014	6460 North Cosby Avenue
Kelowna, BC	5,942	2,688	13,647	2,103	2,984	15,453	3,689	2013	1999	863 Leon Avenue
Kennebunk, ME	-	2,700	30,204	4,739	3,200	34,442	11,037	2013	2006	One Huntington Common Drive
Kingston, ON	4,767	1,030	11,416	1,637	1,154	12,928	1,574	2015	1983	181 Ontario Street
Kingwood, TX	-	480	9,777	1,080	480	10,857	2,524	2011	1999	22955 Eastex Freeway
Kingwood, TX	-	1,683	24,207	2,448	1,683	26,655	496	2017	2012	24025 Kingwood Place
Kirkland, WA	24,600	3,450	38,709	848	3,515	39,491	7,883	2011	2009	14 Main Street South
Kitchener, ON	1,514	708	2,744	393	708	3,138	727	2013	1979	164 - 168 Ferfus Avenue
Kitchener, ON	4,833	1,130	9,939	1,367	1,267	11,169	2,307	2013	1988	20 Fieldgate Street
Kitchener, ON	3,682	1,093	7,327	1,030	1,212	8,239	2,164	2013	1964	290 Queen Street South
Kitchener, ON	13,681	1,341	13,939	4,064	1,443	17,901	1,974	2016	2003	1250 Weber Street E
La Palma, CA	-	2,950	16,591	822	2,966	17,398	3,346	2013	2003	5321 La Palma Avenue
Lafayette Hill, PA	-	1,750	11,848	2,214	1,867	13,945	3,430	2013	1998	429 Ridge Pike
Laguna Hills, CA	-	12,820	75,926	11,912	12,820	87,838	6,020	2016	1988	24903 Moulton Parkway
Laguna Woods, CA	-	11,280	76,485	9,929	11,280	86,414	6,754	2016	1987	24441 Calle Sonora
Laguna Woods, CA	-	9,150	57,842	6,364	9,150	64,206	5,550	2016	1986	24962 Calle Aragon
Lake Zurich, IL	-	1,470	9,830	2,940	1,470	12,770	4,074	2011	2007	550 America Court
Lawrenceville, GA	-	1,500	29,003	677	1,508	29,672	5,615	2013	2008	1375 Webb Gin House Road
Leatherhead, UKJ	-	4,967	18,859	-	4,967	18,859	226	2015	2017	Rectory Lane
Leawood, KS	15,021	2,490	32,493	3,799	5,690	33,091	7,993	2012	1999	4400 West 115th Street
Lenexa, KS	9,396	826	26,251	947	850	27,173	5,665	2013	2006	15055 West 87th Street Parkway
Leominster, MA	-	944	23,164	647	992	23,763	2,958	2015	1999	1160 Main Street
Lincroft, NJ	-	9	19,958	1,453	29	21,391	3,979	2013	2002	734 Newman Springs Road
Lombard, IL	16,297	2,130	59,943	1,390	2,147	61,316	10,789	2013	2009	2210 Fountain Square Dr
London, UKI	-	3,121	10,027	1,459	3,428	11,179	1,391	2014	2012	71 Hatch Lane
London, ON	476	987	8,228	1,425	1,122	9,517	1,321	2015	1989	760 Horizon Drive
London, ON	12,381	1,969	16,985	2,873	2,177	19,650	2,795	2015	1953	1486 Richmond Street North
London, ON	-	1,445	13,631	1,944	1,689	15,331	1,917	2015	1950	81 Grand Avenue
Longueuil, QC	10,257	3,992	23,711	4,195	4,469	27,428	3,623	2015	1989	70 Rue Levis
Los Angeles, CA	-	-	11,430	2,124	-	13,554	3,397	2008	1971	330 North Hayworth Avenue
Los Angeles, CA	61,460	-	114,438	1,908	-	116,346	25,572	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	-	3,540	19,007	2,250	3,540	21,257	4,179	2012	2001	2051 N. Highland Avenue
Los Angeles, CA	-	-	28,050	1,960	-	30,010	2,169	2016	2006	4061 Grand View Boulevard
Louisville, KY	-	2,420	20,816	1,505	2,420	22,321	4,614	2012	1999	4600 Bowling Boulevard
Louisville, KY	10,775	1,600	20,326	647	1,600	20,973	4,334	2013	2010	6700 Overlook Drive
Lynnfield, MA	-	3,165	45,200	2,027	3,165	47,226	8,848	2013	2006	55 Salem Street
Malvern, PA	-	1,651	17,194	1,803	1,739	18,910	4,875	2013	1998	324 Lancaster Avenue
Mansfield, MA	-	3,320	57,011	8,265	3,447	65,149	15,871	2011	1998	25 Cobb Street
Maple Ridge, BC	9,158	2,875	11,922	1,158	3,095	12,860	1,306	2015	2009	12241 224th Street
Marieville, QC	7,008	1,278	12,113	1,138	1,419	13,110	1,453	2015	2002	425 rue Claude de Ramezay
Markham, ON	41,037	3,727	48,939	6,060	4,161	54,564	13,923	2013	1981	7700 Bayview Avenue
Marlboro, NJ	-	2,222	14,888	1,058	2,250	15,918	3,273	2013	2002	3A South Main Street
Medicine Hat, AB	11,543	1,432	14,141	1,390	1,591	15,372	2,746	2015	1999	223 Park Meadows Drive SE
Melbourne, FL	-	7,070	48,257	28,853	7,070	77,110	14,328	2007	2009	7300 Watersong Lane
Memphis, TN	-	1,800	17,744	1,477	1,800	19,221	4,957	2012	1999	6605 Quail Hollow Road
Meriden, CT	-	1,500	14,874	1,103	1,538	15,940	5,185	2011	2001	511 Kensington Avenue
Metairie, LA	12,773	725	27,708	663	725	28,372	4,812	2013	2009	3732 West Esplanade Ave. S
Middletown, CT	-	1,430	24,242	1,487	1,441	25,717	6,965	2011	1999	645 Saybrook Road
Middletown, RI	-	2,480	24,628	1,777	2,511	26,373	7,065	2011	1998	303 Valley Road
Milford, CT	-	3,210	17,364	1,835	3,233	19,176	5,738	2011	1999	77 Plains Road
Milton, ON	15,391	4,542	25,321	4,512	5,039	29,335	3,036	2015	2012	611 Farmstead Drive
Minnetonka, MN	13,654	2,080	24,360	2,289	2,376	26,353	5,430	2012	1999	500 Carlson Parkway
Minnetonka, MN	15,651	920	29,344	803	954	30,112	5,056	2013	2006	18605 Old Excelsior Blvd.
Mission Viejo, CA	14,118	6,600	52,118	5,565	6,600	57,683	4,621	2016	1998	27783 Center Drive
Mississauga, ON	9,409	1,602	17,996	2,334	1,771	20,161	4,016	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	3,169	873	4,655	728	966	5,290	1,091	2013	1978	3051 Constitution Boulevard
Mississauga, ON	30,008	3,649	35,137	4,715	4,053	39,449	7,892	2015	1988	1490 Rathburn Road East
Mississauga, ON	6,471	2,548	15,158	3,195	2,817	18,085	2,977	2015	1989	85 King Street East
Mobberley, UKD	-	5,146	26,665	3,417	5,654	29,573	6,980	2013	2007	Barclay Park, Hall Lane
Monterey, CA	-	6,440	29,101	942	6,440	30,043	5,624	2013	2009	1110 Cass St.
Montgomery Village, MD	-	3,530	18,246	6,448	4,187	24,037	7,944	2013	1993	19310 Club House Road
Moose Jaw, SK	2,476	582	12,973	1,925	643	14,837	2,931	2013	2001	425 4th Avenue NW
Murphy, TX	-	1,950	19,182	778	1,950	19,960	1,214	2015	2012	304 West FM 544
Mystic, CT	-	1,400	18,274	954	1,427	19,201	5,096	2011	2001	20 Academy Lane Mystic
Naperville, IL	-	1,550	12,237	2,283	1,550	14,520	3,380	2012	2013	1936 Brookdale Road
Naperville, IL	-	1,540	28,204	1,178	1,546	29,377	5,687	2013	2002	535 West Ogden Avenue
Naples, FL	57,022	8,989	119,398	4,088	9,074	123,401	15,758	2015	2000	4800 Aston Gardens Way
Nashua, NH	-	1,264	43,026	611	1,264	43,637	4,311	2015	1999	674 West Hollis Street
Nashville, TN	-	3,900	35,788	2,198	3,900	37,986	9,120	2012	1999	4206 Stammer Place
Needham, MA	-	1,240	32,992	1,186	1,240	34,178	1,952	2016	2011	880 Greendale Avenue
Nepean, ON	6,045	1,575	5,770	1,038	1,757	6,626	1,377	2015	1988	1 Mill Hill Road
New Braunfels, TX	-	1,200	19,800	10,296	2,729	28,567	4,142	2011	2009	2294 East Common Street
Newbury, UKJ	-	2,850	12,796	1,591	3,125	14,111	467	2015	2016	370 London Road
Newburyport, MA	-	1,750	29,187	1,162	1,750	30,350	1,855	2016	2015	4 Wallace Bashaw Junior Way
Newmarket, UKH	-	4,071	11,902	1,806	4,471	13,308	1,702	2014	2011	Jeddah Way
Newton, MA	-	2,250	43,614	1,116	2,263	44,717	10,785	2011	1996	2300 Washington Street
Newton, MA	15,227	2,500	30,681	2,367	2,521	33,027	8,396	2011	1996	280 Newtonville Avenue
Newton, MA	-	3,360	25,099	1,618	3,385	26,692	7,199	2011	1994	430 Centre Street
Newtown Square, PA	-	1,930	14,420	1,041	1,941	15,450	4,093	2013	2004	333 S. Newtown Street Rd.
Niagara Falls, ON	7,109	1,225	7,963	1,272	1,355	9,105	1,340	2015	1991	7860 Lundy's Lane
Niantic, CT	-	1,320	25,986	4,432	1,334	30,404	6,405	2011	2001	417 Main Street
North Andover, MA	-	1,960	34,976	1,780	2,092	36,624	8,965	2011	1995	700 Chickering Road
North Chelmsford, MA	-	880	18,478	935	951	19,342	4,544	2011	1998	2 Technology Drive
North Dartmouth, MA	-	1,700	35,337	1,628	1,700	36,965	2,298	2016	1997	239 Cross Road
North Tustin, CA	-	2,880	18,059	825	2,975	18,788	3,056	2013	2000	12291 Newport Avenue
Oak Park, IL	-	1,250	40,383	1,496	1,250	41,879	8,350	2012	2004	1035 Madison Street
Oakland, CA	-	3,877	47,508	2,965	3,901	50,449	9,458	2013	1999	11889 Skyline Boulevard
Oakton, VA	-	2,250	37,576	1,983	2,300	39,509	7,200	2013	1997	2863 Hunter Mill Road
Oakville, ON	6,158	1,252	7,382	996	1,392	8,239	1,733	2013	1982	289 and 299 Randall Street
Oakville, ON	10,439	2,134	29,963	4,098	2,363	33,832	7,199	2013	1994	25 Lakeshore Road West
Oakville, ON	5,462	1,271	13,754	1,924	1,405	15,543	2,791	2013	1988	345 Church Street
Oceanside, CA	-	2,160	18,352	3,776	2,210	22,078	5,314	2011	2005	3500 Lake Boulevard
Okotoks, AB	19,493	714	20,943	2,475	789	23,342	3,412	2015	2010	51 Riverside Gate
Oshawa, ON	3,144	841	7,570	1,252	963	8,700	1,774	2013	1991	649 King Street East
Ottawa, ON	10,658	1,341	15,425	2,752	1,520	17,998	1,930	2015	2001	110 Berrigan Drive
Ottawa, ON	19,984	3,454	23,309	3,639	3,872	26,530	6,517	2015	1966	2370 Carling Avenue
Ottawa, ON	22,945	4,305	39,106	3,494	4,632	42,274	5,449	2015	2005	751 Peter Morand Crescent
Ottawa, ON	7,940	2,103	18,421	4,560	2,345	22,739	2,719	2015	1989	1 Eaton Street
Ottawa, ON	15,092	2,963	26,424	4,480	3,294	30,571	3,225	2015	2008	691 Valin Street
Ottawa, ON	11,412	1,561	18,170	2,770	1,762	20,738	2,116	2015	2006	22 Barnstone Drive
Ottawa, ON	14,405	3,403	31,090	4,983	3,775	35,702	3,631	2015	2009	990 Hunt Club Road
Ottawa, ON	19,417	3,411	28,335	7,128	3,799	35,075	4,910	2015	2009	2 Valley Stream Drive
Ottawa, ON	3,112	724	4,710	705	801	5,339	1,122	2013	1995	1345 Ogilvie Road
Ottawa, ON	2,266	818	2,165	1,502	753	3,732	853	2013	1993	370 Kennedy Lane
Ottawa, ON	10,914	2,809	27,299	3,891	3,109	30,890	7,089	2013	1998	43 Aylmer Avenue
Ottawa, ON	4,994	1,156	9,758	1,408	1,336	10,987	2,038	2013	1998	1351 Hunt Club Road
Ottawa, ON	6,500	746	7,800	1,211	831	8,926	1,739	2013	1999	140 Darlington Private
Ottawa, ON	9,796	1,176	12,764	1,941	1,320	14,560	1,649	2015	1987	10 Vaughan Street
Overland Park, KS	3,336	1,540	16,269	1,331	1,728	17,413	3,549	2012	1998	9201 Foster
Palo Alto, CA	16,217	-	39,639	2,696	24	42,311	7,559	2013	2007	2701 El Camino Real
Paramus, NJ	-	2,840	35,728	1,566	2,903	37,231	6,566	2013	1998	567 Paramus Road
Parkland, FL	56,604	4,880	111,481	3,276	4,885	114,751	15,436	2015	2000	5999 University Drive
Peabody, MA	6,117	2,250	16,071	995	2,324	16,992	2,353	2013	1994	73 Margin Street
Pembroke, ON	-	1,931	9,427	1,075	2,071	10,362	1,804	2012	1999	1111 Pembroke Street West
Pittsburgh, PA	-	1,580	18,017	807	1,587	18,817	3,881	2013	2009	900 Lincoln Club Dr.
Placentia, CA	-	8,480	17,076	2,448	8,480	19,525	2,402	2016	1987	1180 N Bradford Avenue
Plainview, NY	-	3,066	19,901	764	3,182	20,549	3,521	2013	2001	1231 Old Country Road
Plano, TX	27,671	3,120	59,950	2,205	3,173	62,102	14,899	2013	2006	4800 West Parker Road
Plano, TX	-	1,750	15,390	1,660	1,750	17,051	1,053	2016	2014	3690 Mapleshade Lane
Playa Vista, CA	-	1,580	40,531	1,029	1,605	41,536	7,854	2013	2006	5555 Playa Vista Drive
Plymouth, MA	-	1,444	34,951	697	1,444	35,648	4,039	2015	1998	157 South Street
Plymouth, MA	13,462	2,550	35,055	2,123	2,550	37,178	2,440	2016	1970	60 Stafford Hill
Port Perry, ON	9,905	3,685	26,788	5,059	4,079	31,453	2,988	2015	2009	15987 Simcoe Street
Port St. Lucie, FL	-	8,700	47,230	20,372	8,700	67,602	11,380	2008	2010	10685 SW Stony Creek Way
Providence, RI	-	2,655	21,910	320	2,655	22,230	8,980	2011	1998	700 Smith Street
Purley, UKI	-	7,365	35,161	4,583	8,077	39,033	8,201	2012	2005	21 Russell Hill Road
Queensbury, NY	-	1,260	21,744	964	1,260	22,708	2,401	2015	1999	27 Woodvale Road
Quincy, MA	-	1,350	12,584	831	1,428	13,337	3,635	2011	1998	2003 Falls Boulevard
Rancho Cucamonga, CA	-	1,480	10,055	1,141	1,567	11,109	2,568	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	-	5,450	60,034	2,023	5,450	62,057	12,432	2012	2004	5701 Crestridge Road
Randolph, NJ	-	1,540	46,934	799	1,570	47,703	8,586	2013	2006	648 Route 10 West
Red Deer, AB	13,102	1,247	19,283	2,324	1,379	21,476	2,820	2015	2004	3100 - 22 Street
Red Deer, AB	15,419	1,199	22,339	2,756	1,328	24,966	3,330	2015	2004	10 Inglewood Drive
Redondo Beach, CA	-	-	9,557	878	-	10,435	5,609	2011	1957	514 North Prospect Ave
Regina, SK	7,115	1,485	21,148	2,618	1,662	23,590	5,180	2013	1999	3651 Albert Street
Regina, SK	6,980	1,244	21,036	2,720	1,380	23,620	4,380	2013	2004	3105 Hillsdale Street
Regina, SK	16,884	1,539	24,053	4,834	1,704	28,722	3,385	2015	1992	1801 McIntyre Street
Renton, WA	20,790	3,080	51,824	1,123	3,119	52,908	10,446	2011	2007	104 Burnett Avenue South
Ridgefield, CT	-	3,100	80,614	4,737	3,150	85,302	11,313	2015	1998	640 Danbury Road
Riviere-du-Loup, QC	3,326	592	7,601	938	642	8,489	895	2015	1956	35 des Cedres
Riviere-du-Loup, QC	9,515	1,454	16,848	4,901	1,700	21,503	2,890	2015	1993	230-235 rue Des Chenes
Rocky Hill, CT	-	810	16,351	744	909	16,995	4,150	2011	2000	1160 Elm Street
Romeoville, IL	-	854	12,646	60,571	6,174	67,897	14,427	2006	2010	605 S Edward Dr.
Roseville, MN	-	1,540	35,877	932	1,607	36,741	6,269	2013	2002	2555 Snelling Avenue, North
Roseville, CA	-	3,300	41,652	3,235	3,300	44,886	3,868	2016	2000	5161 Foothills Boulevard
Roswell, GA	-	2,080	6,486	1,558	2,385	7,739	1,891	2012	1997	75 Magnolia Street
Sacramento, CA	-	1,300	23,394	1,226	1,334	24,587	4,343	2013	2004	345 Munroe Street
Saint-Lambert, QC	37,529	10,259	61,903	5,961	11,414	66,709	10,015	2015	1989	1705 Avenue Victoria
Salem, NH	-	980	32,721	4,181	1,054	36,828	7,726	2011	2000	242 Main Street
Salinas, CA	-	5,110	41,424	5,493	5,110	46,916	4,462	2016	1990	1320 Padre Drive
Salisbury, UKK	-	2,720	15,269	1,820	2,983	16,826	1,636	2014	2013	Shapland Close
Salt Lake City, UT	-	1,360	19,691	1,949	1,360	21,640	6,685	2011	1986	1430 E. 4500 S.
San Antonio, TX	-	6,120	28,169	2,482	6,120	30,651	5,207	2010	2011	2702 Cembalo Blvd
San Antonio, TX	-	5,045	58,048	3,129	5,045	61,177	656	2017	2015	11300 Wild Pine
San Diego, CA	-	4,200	30,707	513	4,243	31,177	4,952	2011	2011	2567 Second Avenue
San Diego, CA	-	5,810	63,078	2,329	5,810	65,407	15,249	2012	2001	13075 Evening Creek Drive S
San Diego, CA	-	3,000	27,164	763	3,000	27,927	4,709	2013	2003	810 Turquoise Street
San Francisco, CA	-	5,920	91,639	11,529	5,920	103,168	7,666	2016	1998	1550 Sutter Street
San Francisco, CA	-	11,800	77,214	9,132	11,800	86,346	6,679	2016	1923	1601 19th Avenue
San Gabriel, CA	-	3,120	15,566	860	3,138	16,407	3,283	2013	2005	8332 Huntington Drive
San Jose, CA	-	2,850	35,098	600	2,858	35,690	7,052	2011	2009	1420 Curvi Drive
San Jose, CA	-	3,280	46,823	2,355	3,280	49,178	9,756	2012	2002	500 S Winchester Boulevard
San Jose, CA	-	11,900	27,647	3,271	11,900	30,918	3,497	2016	2002	4855 San Felipe Road
San Juan Capistrano, CA	-	1,390	6,942	1,491	1,390	8,433	3,634	2000	2001	30311 Camino Capistrano
San Rafael, CA	-	1,620	27,392	1,960	1,635	29,337	2,597	2016	2001	111 Merrydale Road
San Ramon, CA	-	8,700	72,223	6,745	8,700	78,968	6,181	2016	1992	9199 Fircrest Lane
Sandy Springs, GA	-	2,214	8,360	676	2,220	9,030	2,404	2012	1997	5455 Glenridge Drive NE
Santa Maria, CA	-	6,050	50,658	2,966	6,089	53,585	13,408	2011	2001	1220 Suey Road
Santa Monica, CA	19,149	5,250	28,340	869	5,263	29,196	5,352	2013	2004	1312 15th Street
Santa Rosa, CA	-	2,250	26,273	2,094	2,250	28,367	2,623	2016	2001	4225 Wayvern Drive
Saskatoon, SK	4,390	981	13,905	1,778	1,084	15,580	2,760	2013	1999	220 24th Street East
Saskatoon, SK	14,740	1,382	17,609	2,272	1,528	19,735	3,435	2013	2004	1622 Acadia Drive
Schaumburg, IL	-	2,460	22,863	1,060	2,486	23,896	5,198	2013	2001	790 North Plum Grove Road
Scottsdale, AZ	-	2,500	3,890	1,704	2,500	5,594	1,583	2008	1998	9410 East Thunderbird Road
Seal Beach, CA	-	6,204	72,954	1,757	6,271	74,644	17,334	2013	2004	3850 Lampson Avenue
Seattle, WA	48,540	6,790	85,369	2,520	6,825	87,854	17,947	2011	2009	5300 24th Avenue NE
Seattle, WA	-	1,150	19,887	1,032	1,150	20,919	2,119	2015	1995	11039 17th Avenue
Sevenoaks, UKJ	-	6,181	40,240	5,956	6,778	45,599	9,281	2012	2009	64 - 70 Westerham Road
Severna Park, MD	-	-	67,623	5,264	6	72,882	7,069	2016	1997	43 W McKinsey Road
Shelburne, VT	-	720	31,041	1,921	777	32,904	7,180	2011	1988	687 Harbor Road
Shelby Township, MI	15,894	1,040	26,344	1,170	1,100	27,453	4,716	2013	2006	46471 Hayes Road
Shelton, CT	-	2,246	33,967	-	2,246	33,967	1,839	2013	2014	708A Bridgeport Avenue
Shrewsbury, MA	-	950	26,824	1,315	950	28,139	3,286	2015	1997	3111 Main Street
Sidcup, UKI	-	7,446	56,570	6,802	8,183	62,636	14,212	2012	2000	Frognal Avenue
Simi Valley, CA	-	3,200	16,664	898	3,238	17,524	4,377	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	-	5,510	51,406	6,469	5,510	57,875	4,891	2016	2003	5300 E Los Angeles Avenue
Solihull, UKG	-	5,070	43,297	5,457	5,560	48,264	9,412	2012	2009	1270 Warwick Road
Solihull, UKG	-	3,571	26,053	3,191	3,917	28,899	5,786	2013	2007	1 Worcester Way
Solihull, UKG	-	1,851	10,585	1,263	2,029	11,670	494	2015	2016	Warwick Road
Sonning, UKJ	-	5,644	42,155	5,197	6,189	46,807	8,529	2013	2009	Old Bath Rd.
Sonoma, CA	-	2,820	21,890	1,879	2,820	23,769	2,202	2016	2005	91 Napa Road
South Windsor, CT	-	3,000	29,295	2,870	3,104	32,061	8,587	2011	1999	432 Buckland Road
Spokane, WA	-	3,200	25,064	619	3,271	25,612	6,718	2013	2001	3117 E. Chaser Lane
Spokane, WA	-	2,580	25,342	399	2,639	25,682	5,571	2013	1999	1110 E. Westview Ct.
St. Albert, AB	8,701	1,145	17,863	3,003	1,266	20,745	5,136	2014	2005	78C McKenney Avenue
St. John's, NL	6,222	706	11,765	1,081	757	12,795	1,308	2015	2005	64 Portugal Cove Road
Stittsville, ON	4,848	1,175	17,397	2,286	1,299	19,559	3,456	2013	1996	1340 - 1354 Main Street
Stockport, UKD	-	4,369	25,018	3,041	4,791	27,637	6,015	2013	2008	1 Dairyground Road
Studio City, CA	-	4,006	25,307	988	4,071	26,230	5,707	2013	2004	4610 Coldwater Canyon Avenue
Sugar Land, TX	-	960	31,423	1,723	960	33,146	8,437	2011	1996	1221 Seventh St
Sugar Land, TX	-	4,272	60,493	6,497	4,272	66,989	970	2017	2015	744 Brooks Street
Sun City, FL	21,294	6,521	48,476	3,655	6,622	52,030	8,661	2015	1995	231 Courtyards
Sun City, FL	23,992	5,040	50,923	3,365	5,338	53,990	8,143	2015	1999	1311 Aston Gardens Court
Sun City West, AZ	11,780	1,250	21,778	1,123	1,274	22,877	4,311	2012	1998	13810 West Sandridge Drive
Sunnyvale, CA	-	5,420	41,682	1,995	5,420	43,677	8,985	2012	2002	1039 East El Camino Real
Surrey, BC	7,228	3,605	18,818	2,900	3,985	21,338	5,675	2013	2000	16028 83rd Avenue
Surrey, BC	17,047	4,552	22,338	3,780	5,045	25,625	7,201	2013	1987	15501 16th Avenue
Sutton, UKI	-	4,096	14,532	1,872	4,492	16,009	464	2015	2016	123 Westmead Road
Suwanee, GA	-	1,560	11,538	842	1,560	12,380	2,876	2012	2000	4315 Johns Creek Parkway
Sway, UKJ	-	4,145	15,508	2,094	4,596	17,151	2,722	2014	2008	Sway Place
Swift Current, SK	2,228	492	10,119	1,315	550	11,376	2,236	2013	2001	301 Macoun Drive
Tacoma, WA	17,760	2,400	35,053	584	2,459	35,579	7,107	2011	2008	7290 Rosemount Circle
Tacoma, WA	-	1,535	6,068	59	1,537	6,125	935	2015	2012	7290 Rosemount Circle
Tacoma, WA	-	4,170	73,377	8,824	4,170	82,201	6,113	2016	1987	8201 6th Avenue
Tampa, FL	69,330	4,910	114,148	3,636	4,962	117,732	15,060	2015	2001	12951 W Linebaugh Avenue
Tewksbury, MA	-	2,350	24,118	1,985	2,350	26,104	1,826	2016	2006	2000 Emerald Court
The Woodlands, TX	-	480	12,379	824	480	13,203	3,065	2011	1999	7950 Bay Branch Dr
Toledo, OH	-	2,040	47,129	3,358	2,144	50,383	13,525	2010	1985	3501 Executive Parkway
Toronto, ON	18,615	2,927	20,713	3,327	3,266	23,701	2,802	2015	1900	54 Foxbar Road
Toronto, ON	9,662	5,082	25,493	3,817	5,624	28,767	5,008	2015	1988	645 Castlefield Avenue
Toronto, ON	13,959	2,040	19,822	1,608	2,188	21,282	2,737	2015	1999	4251 Dundas Street West
Toronto, ON	40,768	5,132	41,657	7,208	5,674	48,322	9,699	2015	1964	10 William Morgan Drive
Toronto, ON	4,650	2,480	7,571	1,343	2,742	8,652	1,638	2015	1971	123 Spadina Road
Toronto, ON	1,439	1,079	5,364	844	1,193	6,094	1,170	2013	1982	25 Centennial Park Road
Toronto, ON	8,587	2,513	19,695	2,814	2,815	22,208	3,535	2013	2002	305 Balliol Street
Toronto, ON	19,525	3,400	32,757	4,524	3,764	36,917	7,504	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	962	1,361	2,915	667	1,528	3,415	1,139	2013	1985	3705 Bathurst Street
Toronto, ON	6,355	1,447	3,918	725	1,600	4,490	1,107	2013	1987	1340 York Mills Road
Toronto, ON	34,411	5,304	53,488	7,151	5,869	60,074	15,630	2013	1988	8 The Donway East
Torrance, CA	-	3,497	73,138	-	3,497	73,138	972	2016	2016	25525 Hawthorne Boulevard
Trumbull, CT	-	2,850	37,685	2,058	2,935	39,657	10,412	2011	1998	2750 Reservoir Avenue
Tucson, AZ	4,436	830	6,179	3,732	913	9,827	1,801	2012	1997	5660 N. Kolb Road
Tulsa, OK	-	1,330	21,285	3,767	1,350	25,032	6,186	2010	1986	8887 South Lewis Ave
Tulsa, OK	-	1,500	20,861	3,455	1,581	24,235	6,334	2010	1984	9524 East 71st St
Tustin, CA	-	840	15,299	716	840	16,015	3,409	2011	1965	240 East 3rd St
Upland, CA	-	3,160	42,596	14	3,160	42,610	4,098	2015	2014	2419 North Euclid Avenue
Upper St Claire, PA	-	1,102	13,455	875	1,102	14,330	3,267	2013	2005	500 Village Drive
Vancouver, BC	-	7,934	6,875	-	7,934	6,875	5,704	2015	1974	2803 West 41st Avenue
Vankleek Hill, ON	943	389	2,960	553	436	3,466	784	2013	1987	48 Wall Street
Vaudreuil, QC	8,744	1,852	14,214	1,844	1,993	15,917	1,932	2015	1975	333 rue Querbes
Venice, FL	64,425	6,820	100,501	3,093	6,872	103,542	14,087	2015	2002	1000 Aston Gardens Drive
Vero Beach, FL	-	2,930	40,070	25,412	2,930	65,482	14,513	2007	2003	7955 16th Manor
Victoria, BC	7,752	2,856	18,038	2,502	3,157	20,238	4,544	2013	1974	3000 Shelbourne Street
Victoria, BC	7,147	3,681	15,774	2,273	4,070	17,658	4,125	2013	1988	3051 Shelbourne Street
Victoria, BC	8,015	2,476	15,379	2,591	2,741	17,705	1,829	2015	1990	3965 Shelbourne Street
Virginia Water, UKJ	-	7,106	29,937	6,182	5,943	37,281	7,286	2012	2002	Christ Church Road
Walnut Creek, CA	-	3,700	12,467	1,695	3,794	14,067	3,603	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	-	10,320	100,890	10,385	10,320	111,275	8,442	2016	1988	1580 Geary Road
Waltham, MA	-	2,462	40,062	1,355	2,536	41,344	5,437	2015	2000	126 Smith Street
Warwick, RI	-	2,400	24,635	2,407	2,407	27,036	7,952	2011	1998	75 Minnesota Avenue
Washington, DC	30,841	4,000	69,154	2,023	4,002	71,175	12,670	2013	2004	5111 Connecticut Avenue NW
Waterbury, CT	-	2,460	39,547	3,283	2,495	42,795	13,963	2011	1998	180 Scott Road
Wayland, MA	-	1,207	27,462	1,389	1,334	28,724	5,630	2013	1997	285 Commonwealth Road
Webster Groves, MO	-	1,790	15,425	2,152	1,790	17,577	3,197	2011	2012	45 E Lockwood Avenue
Welland, ON	6,858	983	7,530	691	1,055	8,149	954	2015	2006	110 First Street
Wellesley, MA	-	4,690	77,462	162	4,690	77,624	9,840	2015	2012	23 & 27 Washington Street
West Babylon, NY	-	3,960	47,085	1,759	3,960	48,844	8,199	2013	2003	580 Montauk Highway
West Bloomfield, MI	-	1,040	12,300	726	1,089	12,977	2,563	2013	2000	7005 Pontiac Trail
West Hills, CA	-	2,600	7,521	857	2,636	8,342	2,363	2013	2002	9012 Topanga Canyon Road
West Vancouver, BC	19,905	7,059	28,155	4,847	7,805	32,256	6,834	2013	1987	2095 Marine Drive
Westbourne, UKK	-	5,441	41,420	5,289	5,969	46,181	8,676	2013	2006	16-18 Poole Road
Westford, MA	-	1,440	32,607	148	1,468	32,727	3,329	2015	2013	108 Littleton Road
Weston, MA	-	1,160	6,200	1,240	1,160	7,440	1,285	2013	1998	135 North Avenue
Westworth Village, TX	-	2,060	31,296	56	2,060	31,352	2,523	2014	2014	25 Leonard Trail
Weybridge, UKJ	-	7,899	48,240	5,667	8,662	53,144	11,619	2013	2008	Ellesmere Road
Weymouth, UKK	-	2,591	16,551	1,912	2,879	18,174	1,712	2014	2013	Cross Road
White Oak, MD	-	2,304	24,768	1,747	2,316	26,503	4,644	2013	2002	11621 New Hampshire Avenue
Wilbraham, MA	-	660	17,639	931	685	18,544	4,515	2011	2000	2387 Boston Road
Wilmington, DE	-	1,040	23,338	867	1,129	24,116	4,588	2013	2004	2215 Shipley Street
Winchester, UKJ	-	6,009	29,405	3,647	6,598	32,463	6,719	2012	2010	Stockbridge Road
Winnipeg, MB	13,446	1,960	38,612	5,818	2,225	44,164	12,378	2013	1999	857 Wilkes Avenue
Winnipeg, MB	16,833	1,276	21,732	3,031	1,466	24,572	4,643	2013	1988	3161 Grant Avenue
Winnipeg, MB	13,641	1,317	15,609	3,176	1,456	18,645	2,899	2015	1999	125 Portsmouth Boulevard
Woking, UKJ	-	3,172	13,233	-	3,172	13,233	-	2016	2017	12 Streets Heath, West End
Wolverhampton, UKG	-	2,941	8,922	1,363	3,232	9,994	2,856	2013	2008	73 Wergs Road
Woodbridge, CT	-	1,370	14,219	1,423	1,426	15,586	5,225	2011	1998	21 Bradley Road
Woodland Hills, CA	-	3,400	20,478	947	3,447	21,378	4,637	2013	2005	20461 Ventura Boulevard
Worcester, MA	-	1,140	21,664	1,057	1,166	22,695	5,493	2011	1999	340 May Street
Yarmouth, ME	-	450	27,711	1,257	470	28,948	6,586	2011	1999	27 Forest Falls Drive
Yonkers, NY	-	3,962	50,107	1,419	3,967	51,521	9,381	2013	2005	65 Crisfield Street
Yorkton, SK	$3,493	$466	$8,756	$1,128	$511	$9,839	$1,916	2013	2001	94 Russell Drive

Seniors housing operating total	$1,988,700	$1,174,980	$12,626,419	$1,234,180	$1,246,991	$13,788,584	$2,362,335

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient medical:
Akron, OH	$-	$821	$12,105	$-	$821	$12,105	$2,528	2012	2010	701 White Pond Drive
Allen, TX	-	726	14,196	798	726	14,994	4,117	2012	2006	1105 N Central Expressway
Alpharetta, GA	-	476	14,757	323	476	15,081	4,456	2011	2003	11975 Morris Road
Alpharetta, GA	-	1,862	-	-	1,862	-	-	2011	1900	940 North Point Parkway
Alpharetta, GA	-	548	17,103	440	548	17,543	5,809	2011	2007	3300 Old Milton Parkway
Alpharetta, GA	-	773	18,902	1,259	773	20,161	5,652	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	-	1,769	36,152	784	1,769	36,936	11,834	2011	1999	3400-C Old Milton Parkway
Anderson, IN	-	1,193	20,644	-	1,193	20,644	562	2017	2016	3125 S. Scatterfield Rd.
Arcadia, CA	-	5,408	23,219	4,058	5,618	27,067	9,859	2006	1984	301 W. Huntington Drive
Arlington, TX	-	82	18,243	374	82	18,617	2,796	2012	2012	902 W. Randol Mill Road
Atlanta, GA	-	4,931	18,720	6,731	5,387	24,996	10,420	2006	1991	755 Mt. Vernon Hwy.
Atlanta, GA	-	1,947	24,248	1,681	2,030	25,845	6,803	2012	1984	975 Johnson Ferry Road
Atlanta, GA	-	-	43,425	1,098	-	44,523	11,603	2012	2006	5670 Peachtree-Dunwoody Road
Austin, TX	-	1,066	10,112	-	1,066	10,112	71	2017	2017	5301-B Davis Lane
Bardstown, KY	-	273	7,966	42	274	8,007	984	2010	2006	4359 New Shepherdsville Rd
Bartlett, TN	-	187	15,015	2,042	187	17,057	6,305	2007	2004	2996 Kate Bond Rd.
Bel Air, MD	-	-	24,769	-	-	24,769	1,069	2014	2016	12 Medstar Boulevard
Bellevue, NE	-	-	16,680	2	-	16,682	4,658	2010	2010	2510 Bellevue Medical Center Drive
Bettendorf, IA	-	-	7,110	73	-	7,183	569	2013	2014	2140 53rd Avenue
Beverly Hills, CA	-	20,766	40,730	1,871	20,766	42,601	4,352	2015	1946	9675 Brighton Way
Beverly Hills, CA	-	18,863	1,192	187	18,863	1,379	513	2015	1955	415 North Bedford
Beverly Hills, CA	-	19,863	31,690	315	19,863	32,005	3,514	2015	1946	416 North Bedford
Beverly Hills, CA	33,729	32,603	28,639	493	32,603	29,132	4,117	2015	1950	435 North Bedford
Beverly Hills, CA	78,271	52,772	87,366	-	52,772	87,366	8,731	2015	1989	436 North Bedford
Birmingham, AL	-	52	10,201	626	52	10,827	3,863	2006	1971	801 Princeton Avenue SW
Birmingham, AL	-	124	11,733	1,949	124	13,682	4,512	2006	1985	817 Princeton Avenue SW
Birmingham, AL	-	476	18,726	2,006	476	20,731	7,398	2006	1989	833 Princeton Avenue SW
Boardman, OH	-	80	12,161	10	80	12,170	4,225	2010	2007	8423 Market St
Boca Raton, FL	-	31	12,312	430	59	12,714	3,103	2012	1993	9960 S. Central Park Boulevard
Boca Raton, FL	-	109	34,002	3,261	214	37,158	13,169	2006	1995	9970 S. Central Park Blvd.
Boerne, TX	-	50	12,951	-	50	12,951	3,100	2011	2007	134 Menger Springs Road
Boynton Beach, FL	-	2,048	7,692	984	2,185	8,539	3,507	2006	1995	8188 Jog Rd.
Boynton Beach, FL	-	2,048	7,403	1,576	2,185	8,841	3,640	2006	1997	8200 Jog Road
Boynton Beach, FL	-	214	5,611	8,340	270	13,895	5,191	2007	1996	10075 Jog Rd.
Boynton Beach, FL	-	13,324	40,369	2,681	14,030	42,344	9,445	2013	1995	10301 Hagen Ranch Road
Bradenton, FL	-	1,184	9,799	417	1,184	10,216	1,454	2014	1975	315 75th Street West
Bradenton, FL	-	1,035	4,298	-	1,035	4,298	694	2014	2006	7005 Cortez Road West
Bridgeton, MO	-	1,701	6,228	-	1,701	6,228	296	2017	2008	3440 De Paul Ln.
Bridgeton, MO	-	450	21,221	188	450	21,409	6,149	2010	2006	12266 DePaul Dr
Buckhurst Hill, UKH	-	12,717	54,001	-	12,717	54,001	3,832	2015	2013	High Road
Burleson, TX	-	10	12,611	698	10	13,309	3,599	2011	2007	12001 South Freeway
Burnsville, MN	-	-	31,596	568	-	32,164	6,446	2013	2014	14101 Fairview Dr
Carmel, IN	-	2,280	19,238	649	2,280	19,886	6,935	2011	2005	12188-A North Meridian Street
Carmel, IN	-	2,026	21,559	26	2,026	21,586	7,913	2011	2007	12188-B North Meridian Street
Castle Rock, CO	-	80	13,004	571	79	13,576	2,347	2014	2013	2352 Meadows Boulevard
Castle Rock, CO	-	-	11,795	-	-	11,795	217	2016	2017	Meadows Boulevard
Cedar Park, TX	-	132	20,701	-	132	20,701	910	2017	2014	1401 Medical Parkway, Building 2
Charleston, SC	-	2,773	25,928	94	2,815	25,980	3,950	2014	2009	325 Folly Road
Cincinnati, OH	-	-	17,880	203	2	18,080	2,853	2012	2013	3301 Mercy Health Boulevard
Claremore, OK	-	132	11,173	-	132	11,173	3,009	2007	2005	1501 N. Florence Ave.
Clarkson Valley, MO	-	-	35,592	-	-	35,592	11,095	2009	2010	15945 Clayton Rd
Clear Lake, TX	-	-	13,882	-	-	13,882	1,157	2013	2014	1010 South Ponds Drive
Columbia, MD	-	2,333	19,232	867	2,333	20,098	4,106	2012	2002	10700 Charter Drive
Columbia, MD	-	23	33,885	1,417	9,353	25,972	4,616	2015	1982	5450 & 5500 Knoll N Dr.
Coon Rapids, MN	-	-	26,679	1,119	-	27,798	4,240	2013	2014	11850 Blackfoot Street NW
Costa Mesa, CA	22,748	22,033	24,332	-	22,033	24,332	1,376	2017	2007	1640 Newport Boulevard
Cypress, TX	-	1,287	-	-	1,287	-	-	2016	1900	14940 Mueschke Road
Cypress, TX	-	2,985	-	-	2,985	-	-	2016	1900	13105 Wortham Center Drive
Dade City, FL	-	1,211	5,511	-	1,211	5,511	1,277	2011	1998	13413 US Hwy 301
Dallas, TX	-	122	15,419	-	122	15,419	1,051	2013	2014	8196 Walnut Hill Lane
Dallas, TX	-	137	28,690	3,624	137	32,315	12,204	2006	1995	9330 Poppy Dr.
Dallas, TX	-	462	52,488	225	462	52,714	9,869	2012	2004	7115 Greenville Avenue
Dayton, OH	-	730	6,919	362	730	7,281	2,591	2011	1988	1530 Needmore Road
Deerfield Beach, FL	-	2,408	7,809	417	2,540	8,094	3,104	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	-	1,882	34,767	6,895	2,449	41,094	17,406	2006	1985	5130-5150 Linton Blvd.
Durham, NC	-	1,212	22,858	1	1,212	22,859	3,166	2013	2012	1823 Hillandale Road
Edina, MN	-	310	15,132	945	310	16,077	4,346	2010	2003	8100 W 78th St
El Paso, TX	-	677	17,075	2,249	677	19,324	8,236	2006	1997	2400 Trawood Dr.
Everett, WA	-	4,842	26,010	-	4,842	26,010	6,630	2010	2011	13020 Meridian Ave. S.
Fenton, MO	10,919	958	27,485	714	958	28,199	6,192	2013	2009	1011 Bowles Avenue
Fenton, MO	-	369	13,911	104	369	14,016	2,226	2013	2009	1055 Bowles Avenue
Florham Park, NJ	-	8,578	61,779	-	8,578	61,779	-	2017	2017	150 Park Avenue
Flower Mound, TX	-	737	9,277	-	737	9,277	1,075	2015	2014	2560 Central Park Avenue
Flower Mound, TX	-	4,164	27,027	-	4,164	27,027	3,751	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	-	4,620	-	-	4,620	-	-	2014	1900	Medical Arts Drive
Fort Wayne, IN	-	1,105	22,836	-	1,105	22,836	4,515	2012	2004	7916 Jefferson Boulevard
Fort Worth, TX	-	462	26,020	358	462	26,378	4,027	2012	2012	10840 Texas Health Trail
Fort Worth, TX	-	401	6,099	-	401	6,099	933	2014	2007	7200 Oakmont Boulevard
Franklin, TN	-	2,338	12,138	2,560	2,338	14,699	5,518	2007	1988	100 Covey Drive
Frisco, TX	-	-	18,635	1,476	-	20,111	7,141	2007	2004	4401 Coit Road
Frisco, TX	-	-	15,309	2,537	-	17,846	6,838	2007	2004	4461 Coit Road
Fullerton, CA	-	5,477	53,890	-	5,477	53,890	1,929	2014	2007	1950 Sunny Crest Drive
Gallatin, TN	-	20	21,801	1,729	44	23,506	6,998	2010	1997	300 Steam Plant Rd
Gig Harbor, WA	-	80	30,810	-	80	30,810	2,712	2010	2009	11511 Canterwood Blvd. NW
Glendale, CA	-	37	18,398	1,455	37	19,853	6,341	2007	2002	222 W. Eulalia St.
Grand Prairie, TX	-	981	6,086	-	981	6,086	1,793	2012	2009	2740 N State Hwy 360
Grapevine, TX	-	-	5,943	4,778	2,081	8,640	1,203	2014	2002	2040 W State Hwy 114
Grapevine, TX	-	3,365	15,669	30	3,365	15,699	3,256	2014	2002	2020 W State Hwy 114
Greeneville, TN	-	970	10,104	73	970	10,178	3,387	2010	2005	438 East Vann Rd
Greenwood, IN	-	8,316	26,384	-	8,316	26,384	5,821	2012	2010	1260 Innovation Parkway
Greenwood, IN	-	2,098	21,538	638	2,098	22,176	2,579	2014	2013	3000 S State Road 135
Greenwood, IN	-	1,262	7,045	8	1,262	7,053	1,226	2014	2010	333 E County Line Road
High Point, NC	-	2,659	29,069	122	2,659	29,191	5,515	2012	2010	4515 Premier Drive
Highland, IL	-	-	8,834	-	-	8,834	1,298	2012	2013	12860 Troxler Avenue
Houston, TX	-	10,403	-	-	10,403	-	5	2011	1900	F.M. 1960 & Northgate Forest Dr.
Houston, TX	-	5,837	33,128	150	5,837	33,278	9,728	2012	2005	15655 Cypress Woods Medical Dr.
Houston, TX	-	3,102	32,323	2,497	3,242	34,680	5,775	2014	2014	1900 N Loop W Freeway
Houston, TX	-	3,688	13,313	116	3,688	13,430	2,910	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	-	1,099	1,604	78,408	12,815	68,296	11,702	2012	1998	2727 W Holcombe Boulevard
Howell, MI	-	2,000	13,928	-	2,000	13,928	158	2016	2017	1225 South Latson Road
Hudson, OH	-	2,587	13,720	672	2,868	14,111	4,157	2012	2006	5655 Hudson Drive
Humble, TX	-	-	9,941	-	-	9,941	787	2013	2014	8233 N. Sam Houston Parkway E.
Jackson, MI	-	607	17,367	123	668	17,429	3,709	2013	2009	1201 E Michigan Avenue
Jupiter, FL	-	2,252	11,415	3,397	2,608	14,456	4,941	2006	2001	550 Heritage Dr.
Jupiter, FL	-	2,825	5,858	863	3,005	6,540	2,807	2007	2004	600 Heritage Dr.
Killeen, TX	-	760	22,878	127	795	22,970	7,008	2010	2010	2405 Clear Creek Rd
Killeen, TX	-	1,907	3,575	-	1,907	3,575	477	2011	2012	5702 E Central Texas Expressway
Kyle, TX	-	2,569	14,384	466	2,569	14,850	2,321	2014	2011	135 Bunton Creek Road
La Jolla, CA	-	12,855	32,658	168	12,855	32,826	4,500	2015	1989	4150 Regents Park Row
La Jolla, CA	-	9,425	26,525	-	9,425	26,525	2,814	2015	1988	4120 & 4130 La Jolla Village Drive
La Quinta, CA	-	3,266	22,066	194	3,279	22,247	3,785	2014	2006	47647 Caleo Bay Drive
Lake St Louis, MO	-	240	14,249	192	240	14,441	4,499	2010	2008	400 Medical Dr
Lakeway, TX	-	2,801	-	-	2,801	-	-	2007	1900	Lohmans Crossing Road
Lakewood, CA	-	146	14,885	2,291	146	17,176	5,902	2006	1993	5750 Downey Ave.
Lakewood, WA	-	72	16,017	675	72	16,693	3,256	2012	2005	11307 Bridgeport Way SW
Land O Lakes, FL	-	3,025	26,249	-	3,025	26,249	157	2017	2009	2100 Via Bella
Land O Lakes, FL	-	1,376	6,750	-	1,376	6,750	45	2017	2011	2150 Via Bella
Las Vegas, NV	-	6,127	-	-	6,127	-	-	2007	1900	SW corner of Deer Springs Way and Riley Street
Las Vegas, NV	-	2,319	4,612	1,039	2,319	5,651	2,478	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	-	74	15,287	1,351	74	16,638	5,930	2006	2000	1815 E. Lake Mead Blvd.
Las Vegas, NV	-	433	6,921	214	433	7,135	3,022	2007	1997	1776 E. Warm Springs Rd.
Lenexa, KS	-	540	17,926	290	540	18,216	4,676	2010	2008	23401 Prairie Star Pkwy
Lenexa, KS	-	100	13,767	-	100	13,767	1,353	2013	2013	23351 Prairie Star Parkway
Lincoln, NE	-	1,420	29,723	422	1,420	30,145	9,862	2010	2003	575 South 70th St
London, UKI	-	5,547	12,253	-	5,547	12,253	869	2015	2007	17-19 View Road
London, UKI	-	19,076	167,391	-	19,076	167,391	11,878	2015	2010	53 Parkside
London, UKI	-	4,329	29,815	-	4,329	29,815	2,116	2015	2003	49 Parkside
Los Alamitos, CA	-	39	18,635	1,085	39	19,720	6,792	2007	2003	3771 Katella Ave.
Los Gatos, CA	-	488	22,386	2,354	488	24,739	10,115	2006	1993	555 Knowles Dr.
Loxahatchee, FL	-	1,637	5,048	1,063	1,719	6,029	2,484	2006	1997	12977 Southern Blvd.
Loxahatchee, FL	-	1,340	6,509	1,252	1,440	7,662	2,853	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	-	1,553	4,694	1,369	1,650	5,966	2,358	2006	1994	12983 Southern Blvd.
Marietta, GA	-	2,682	20,053	1,392	2,682	21,446	1,010	2016	2016	4800 Olde Towne Parkway
Melbourne, FL	-	3,439	50,461	420	3,538	50,783	7,147	2014	2009	2222 South Harbor City Boulevard
Menasha, WI	-	1,374	13,861	3,074	1,345	16,964	1,364	2016	1994	1550 Midway Place
Merced, CA	-	-	13,772	814	-	14,586	4,436	2009	2010	315 Mercy Ave.
Merriam, KS	-	176	8,005	304	176	8,309	2,898	2011	1972	8800 West 75th Street
Merriam, KS	-	-	1,996	2,184	81	4,099	1,508	2011	1980	7301 Frontage Street
Merriam, KS	-	-	10,222	4,510	444	14,287	4,793	2011	1977	8901 West 74th Street
Merriam, KS	-	-	5,862	3,163	182	8,842	2,960	2011	1985	9119 West 74th Street
Merriam, KS	-	1,257	24,911	-	1,257	24,911	4,881	2013	2009	9301 West 74th Street
Merrillville, IN	-	-	22,134	890	-	23,024	6,471	2008	2006	101 E. 87th Ave.
Mesa, AZ	-	1,558	9,561	739	1,558	10,300	4,396	2008	1989	6424 East Broadway Road
Mesquite, TX	-	496	3,834	-	496	3,834	867	2012	2012	1575 I-30
Mission Hills, CA	24,325	-	42,276	5,777	4,791	43,262	6,715	2014	1986	11550 Indian Hills Road
Missouri City, TX	-	1,360	7,146	-	1,360	7,146	238	2015	2016	7010 Highway 6
Moline, IL	-	-	8,783	29	-	8,812	947	2012	2013	3900 28th Avenue Drive
Monticello, MN	7,526	61	18,489	48	61	18,537	3,317	2012	2008	1001 Hart Boulevard
Moorestown, NJ	-	6	50,896	147	147	50,902	10,435	2011	2012	401 Young Avenue
Morrow, GA	-	818	8,064	234	845	8,270	4,063	2007	1990	6635 Lake Drive
Mount Juliet, TN	-	1,566	11,697	1,434	1,566	13,131	5,153	2007	2005	5002 Crossings Circle
Mount Vernon, IL	-	-	24,892	-	-	24,892	5,282	2011	2012	2 Good Samaritan Way
Murrieta, CA	-	3,800	-	-	3,800	-	-	2014	1900	28078 Baxter Rd.
Murrieta, CA	-	-	47,190	46	-	47,236	15,692	2010	2011	28078 Baxter Rd.
Nashville, TN	-	1,806	7,165	3,234	1,942	10,263	3,951	2006	1986	310 25th Ave. N.
Nassau Bay, TX	-	378	31,206	168	378	31,374	7,866	2012	1981	18100 St John Drive
Nassau Bay, TX	-	91	10,613	1,282	91	11,894	3,369	2012	1986	2060 Space Park Drive
New Albany, IN	-	2,411	16,494	30	2,411	16,524	2,318	2014	2001	2210 Green Valley Road
Niagara Falls, NY	-	1,433	10,891	435	1,721	11,037	5,311	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	-	454	8,362	307	454	8,669	2,967	2007	2004	6930 Williams Rd
Oklahoma City, OK	-	216	19,135	378	216	19,513	4,392	2013	2008	535 NW 9th Street
Oro Valley, AZ	-	89	18,339	969	89	19,308	6,489	2007	2004	1521 East Tangerine Rd.
Palmer, AK	-	217	29,705	1,333	217	31,038	10,170	2007	2006	2490 South Woodworth Loop
Pasadena, TX	-	1,700	8,009	-	1,700	8,009	902	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	-	1,500	11,253	-	1,500	11,253	1,175	2012	2013	2515 Business Center Drive
Pearland, TX	-	9,594	32,753	191	9,807	32,731	3,801	2014	2013	11511 Shadow Creek Parkway
Pendleton, OR	-	-	10,312	43	-	10,355	1,076	2012	2013	3001 St. Anthony Way
Phoenix, AZ	-	1,149	48,018	11,667	1,149	59,685	23,017	2006	1998	2222 E. Highland Ave.
Pineville, NC	-	961	6,974	2,504	1,077	9,362	4,180	2006	1988	10512 Park Rd.
Plano, TX	-	5,423	20,698	138	5,423	20,836	11,412	2008	2007	6957 Plano Parkway
Plano, TX	-	793	83,209	1,356	793	84,566	18,638	2012	2005	6020 West Parker Road
Plantation, FL	-	8,563	10,666	4,269	8,575	14,923	7,044	2006	1997	851-865 SW 78th Ave.
Plantation, FL	-	8,848	9,262	893	8,908	10,095	6,498	2006	1996	600 Pine Island Rd.
Portland, ME	-	655	25,930	13	655	25,943	7,307	2011	2008	195 Fore River Parkway
Redmond, WA	-	5,015	26,697	876	5,015	27,573	7,241	2010	2011	18000 NE Union Hill Rd.
Reno, NV	-	1,117	21,972	2,056	1,117	24,028	8,627	2006	1991	343 Elm St.
Richmond, TX	-	2,000	9,118	-	2,000	9,118	399	2015	2016	22121 FM 1093 Road
Richmond, VA	-	2,969	26,697	630	3,004	27,291	7,440	2012	2008	7001 Forest Avenue
Rockwall, TX	-	132	17,197	527	132	17,723	4,142	2012	2008	3142 Horizon Road
Rogers, AR	-	1,062	28,680	2,004	1,062	30,684	9,017	2011	2008	2708 Rife Medical Lane
Rolla, MO	-	1,931	47,639	-	1,931	47,639	11,144	2011	2009	1605 Martin Spring Drive
Roswell, NM	-	183	5,851	-	183	5,851	1,619	2011	2004	601 West Country Club Road
Roswell, NM	-	883	15,984	18	883	16,002	3,974	2011	2006	350 West Country Club Road
Roswell, NM	-	762	17,171	1	762	17,171	3,499	2011	2009	300 West Country Club Road
Sacramento, CA	-	866	12,756	1,737	869	14,490	5,359	2006	1990	8120 Timberlake Way
Salem, NH	-	1,655	14,050	20	1,655	14,070	2,381	2014	2013	31 Stiles Road
San Antonio, TX	-	1,048	10,252	-	1,048	10,252	4,636	2006	1999	19016 Stone Oak Pkwy.
San Antonio, TX	-	1,038	9,173	1,853	1,074	10,990	5,151	2006	1999	540 Stone Oak Centre Drive
San Antonio, TX	-	4,518	31,041	3,353	4,548	34,364	9,138	2012	1986	5282 Medical Drive
San Antonio, TX	-	900	17,288	620	900	17,907	3,636	2014	2007	3903 Wiseman Boulevard
Santa Clarita, CA	-	-	2,338	20,063	5,218	17,183	2,505	2014	1976	23861 McBean Parkway
Santa Clarita, CA	-	-	28,384	1,499	5,250	24,633	3,534	2014	1998	23929 McBean Parkway
Santa Clarita, CA	-	278	185	11,595	11,872	185	123	2014	1996	23871 McBean Parkway
Santa Clarita, CA	25,000	295	40,257	-	295	40,257	3,964	2014	2013	23803 McBean Parkway
Santa Clarita, CA	-	-	20,618	718	4,407	16,929	2,615	2014	1989	24355 Lyons Avenue
Sarasota, FL	-	62	47,325	3,134	62	50,459	11,273	2012	1990	1921 Waldemere Street
Seattle, WA	-	4,410	38,428	392	4,410	38,820	13,671	2010	2010	5350 Tallman Ave
Sewell, NJ	-	60	57,929	683	164	58,508	21,485	2007	2009	239 Hurffville-Cross Keys Road
Shakopee, MN	5,900	508	11,412	391	509	11,802	3,714	2010	1996	1515 St Francis Ave
Shakopee, MN	9,964	707	18,089	78	773	18,102	4,421	2010	2007	1601 St Francis Ave
Shenandoah, TX	-	-	21,135	51	24	21,162	1,586	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	-	-	32,186	2,729	3,121	31,795	4,762	2014	1969	4955 Van Nuys Boulevard
Somerville, NJ	-	3,400	22,244	2	3,400	22,246	5,237	2008	2007	30 Rehill Avenue
Southlake, TX	-	3,000	-	-	3,000	-	-	2014	1900	Central Avenue
Southlake, TX	-	592	18,243	1,101	592	19,344	4,305	2012	2004	1545 East Southlake Boulevard
Southlake, TX	-	698	30,549	3,915	698	34,464	6,472	2012	2004	1545 East Southlake Boulevard
Springfield, IL	-	1,569	10,350	-	1,568	10,351	852	2010	2011	1100 East Lincolnshire Blvd
Springfield, IL	-	177	3,519	31	177	3,551	300	2010	2011	2801 Mathers Rd.
St Paul, MN	-	49	37,695	402	49	38,096	4,007	2014	2006	225 Smith Avenue N.
St. Louis, MO	-	336	17,247	2,004	336	19,250	6,769	2007	2001	2325 Dougherty Rd.
St. Paul, MN	-	2,706	39,507	325	2,701	39,838	10,622	2011	2007	435 Phalen Boulevard
Stamford, CT	-	-	41,153	1,709	-	42,862	1,176	2015	2016	29 Hospital Plaza
Suffern, NY	-	653	37,255	183	696	37,394	10,155	2011	2007	257 Lafayette Avenue
Suffolk, VA	-	1,566	11,511	219	1,620	11,676	4,328	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	-	3,543	15,532	-	3,543	15,532	4,408	2012	2005	11555 University Boulevard
Tacoma, WA	-	-	64,307	-	-	64,307	14,457	2011	2013	1608 South J Street
Tallahassee, FL	-	-	17,449	-	-	17,449	5,095	2010	2011	One Healing Place
Tampa, FL	-	4,319	12,234	-	4,319	12,234	2,425	2011	2003	14547 Bruce B Downs Blvd
Tampa, FL	-	1,462	7,270	-	1,462	7,270	47	2017	1996	12500 N Dale Mabry
Temple, TX	-	2,900	9,954	26	2,900	9,980	1,375	2011	2012	2601 Thornton Lane
Timonium, MD	-	8,829	12,568	-	8,829	12,568	263	2015	2017	2118 Greenspring Drive
Tucson, AZ	-	1,302	4,925	897	1,325	5,799	2,662	2008	1995	2055 W. Hospital Dr.
Tustin, CA	-	3,345	541	61	3,345	602	230	2015	1976	14591 Newport Ave
Tustin, CA	-	3,361	12,039	1,421	3,361	13,460	2,124	2015	1985	14642 Newport Ave
Van Nuys, CA	-	-	36,187	-	-	36,187	8,749	2009	1991	6815 Noble Ave.
Voorhees, NJ	-	6,404	24,251	1,499	6,477	25,677	9,126	2006	1997	900 Centennial Blvd.
Voorhees, NJ	-	6	96,075	400	99	96,381	21,530	2010	2012	200 Bowman Drive
Wausau, WI	-	2,050	12,176	-	2,050	12,176	352	2015	2017	1901 Westwood Center Boulevard
Waxahachie, TX	-	-	18,784	95	303	18,576	909	2016	2014	2460 N I-35 East
Wellington, FL	-	107	16,933	2,685	326	19,398	6,388	2006	2000	10115 Forest Hill Blvd.
Wellington, FL	-	388	13,697	1,637	580	15,142	4,720	2007	2003	1395 State Rd. 7
West Seneca, NY	-	917	22,435	3,841	1,665	25,528	9,442	2007	1990	550 Orchard Park Rd
Zephyrhills, FL	$-	$3,874	$27,266	$-	$3,875	$27,274	$5,923	2011	1974	38135 Market Square Dr

Outpatient medical total:	$218,382	$574,346	$4,724,190	$315,225	$639,696	$4,974,067	$1,096,012

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017
(Dollars in thousands)

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address

Assets held for sale:
Agawam, MA	$-	$1,230	$13,618	$-	$-	$8,189	$-	2011	1975	61 Cooper Street
Agawam, MA	-	930	15,304	-	-	8,807	-	2011	1970	55 Cooper Street
Agawam, MA	-	920	10,661	-	-	6,185	-	2011	1985	464 Main Street
Agawam, MA	-	920	10,562	-	-	6,111	-	2011	1967	65 Cooper Street
Aspen Hill, MD	-	-	9,008	-	-	7,730	-	2011	1988	3227 Bel Pre Road
Aurora, CO	-	2,600	5,906	2,128	-	10,634	-	2006	1988	14101 E. Evans Ave.
Ayer, MA	-	-	22,074	-	-	11,708	-	2011	1988	400 Groton Road
Beachwood, OH	-	1,260	23,478	-	-	13,114	-	2001	1990	3800 Park East Drive
Bend, OR	-	1,210	9,181	-	-	9,762	-	2015	1981	1801 NE Lotus Drive
Bremerton, WA	-	390	2,210	-	-	2,073	-	2006	1999	3231 Pine Road
Bremerton, WA	-	830	10,420	-	-	9,872	-	2010	1984	3201 Pine Road NE
Bremerton, WA	-	590	2,899	-	-	3,200	-	2014	1997	3210 Rickey Road
Burlington, WA	-	3,860	31,722	-	-	33,317	-	2015	2001	400 Gilkey Road
Carson City, NV	-	520	8,238	-	-	8,037	-	2013	1997	1111 W. College Parkway
Cedar Grove, WI	-	113	618	-	-	554	-	2010	1986	313 S. Main St.
Cloquet, MN	-	340	4,660	-	-	4,285	-	2011	2006	705 Horizon Circle
Columbia, SC	-	2,120	4,860	1,070	-	8,050	-	2003	2000	731 Polo Rd.
Concord, NH	-	720	3,041	-	-	3,344	-	2011	1926	227 Pleasant Street
Crown Point, IN	-	920	20,044	-	-	15,895	-	2015	2015	1555 South Main Street
Dallas, OR	-	410	9,427	292	-	10,129	-	2015	1972	664 SE Jefferson
Dallas, TX	-	1,080	9,655	-	-	6,615	-	2011	1997	3611 Dickason Avenue
Dyer, IN	-	1,800	25,061	-	-	20,365	-	2015	2015	1532 Calumet Avenue
Eugene, OR	-	800	5,822	-	-	6,252	-	2015	1990	4550 West Amazon Drive
Franklin, WI	4,161	6,872	7,550	-	-	10,294	-	2010	1984	9200 W. Loomis Rd.
Glastonbury, CT	-	1,950	9,532	-	-	7,520	-	2011	1966	72 Salmon Brook Drive
Grass Valley, CA	4,113	260	7,667	-	-	7,324	-	2013	2001	415 Sierra College Drive
Green Bay, WI	5,178	-	14,891	-	-	10,945	-	2010	2002	2253 W. Mason St.
Green Bay, WI	-	-	20,098	-	-	14,874	-	2010	2002	2845 Greenbrier Road
Green Bay, WI	-	-	11,696	-	-	7,474	-	2010	2002	2845 Greenbrier Road
Hemet, CA	-	870	3,405	-	-	3,342	-	2007	1996	25818 Columbia St.
Houston, TX	-	5,090	9,471	-	-	8,442	-	2007	2009	15015 Cypress Woods Medical Drive
Houston, TX	-	960	27,598	-	-	9,332	-	2011	1995	10225 Cypresswood Dr
Hove, UKJ	-	1,360	6,979	-	-	2,361	-	2014	1987	Furze Hill
Indianapolis, IN	-	495	6,287	11,018	-	17,800	-	2006	1981	8616 W. Tenth St.
Indianapolis, IN	-	255	2,473	6,335	-	9,063	-	2006	1981	8616 W.Tenth St.
Kenosha, WI	5,676	-	18,058	-	-	12,519	-	2010	1993	10400 75th St.
Kent, WA	-	940	20,318	2,768	-	24,026	-	2007	2000	24121 116th Avenue SE
Lancaster, NH	-	160	434	-	-	493	-	2011	1905	63 Country Village Road
Lowell, MA	-	1,070	13,481	-	-	1,960	-	2011	1975	841 Merrimack Street
Marinette, WI	4,832	-	13,538	-	-	8,664	-	2010	2002	4061 Old Peshtigo Rd.
McMinnville, OR	-	720	7,984	-	-	8,296	-	2015	1996	3121 NE Cumulus Avenue
Meridian, ID	-	3,600	20,802	-	-	6,860	-	2006	2008	2825 E. Blue Horizon Dr.
Milwaukee, WI	3,424	540	8,457	-	-	5,846	-	2010	1930	1218 W. Kilbourn Ave.
Milwaukee, WI	7,547	1,425	11,520	-	-	8,731	-	2010	1962	3301-3355 W. Forest Home Ave.
Milwaukee, WI	1,888	922	2,185	-	-	2,108	-	2010	1958	840 N. 12th St.
Milwaukee, WI	13,270	-	44,535	-	-	30,222	-	2010	1983	2801 W. Kinnickinnic Pkwy.
Milwaukie, OR	-	400	6,782	-	-	6,828	-	2015	1991	5770 SE Kellogg Creek Drive
Mount Vernon, WA	-	3,440	21,842	128	-	25,410	-	2014	1987	1810 E. Division Street
Mt. Vernon, WA	-	400	2,200	-	-	2,066	-	2006	2001	3807 East College Way
Muskego, WI	908	964	2,159	-	-	2,156	-	2010	1993	S74 W16775 Janesville Rd.
New Berlin, WI	3,500	3,739	8,290	-	-	8,129	-	2010	1993	14555 W. National Ave.
New Haven, IN	-	176	3,524	-	-	1,961	-	2004	1981	1201 Daly Dr.
North Bend, OR	-	1,290	7,361	164	-	8,815	-	2015	1995	2290 Inland Drive
North Cape May, NJ	-	77	151	137	-	365	-	2015	1988	610 Town Bank Road
Oshkosh, WI	-	-	18,339	-	-	12,160	-	2010	2000	855 North Wethaven Dr.
Oshkosh, WI	5,978	-	15,881	-	-	11,337	-	2010	2000	855 North Wethaven Dr.
Palm Springs, FL	-	739	4,066	-	-	2,061	-	2006	1993	1640 S. Congress Ave.
Palm Springs, FL	-	1,182	7,765	-	-	3,072	-	2006	1997	1630 S. Congress Ave.
Plymouth, WI	1,059	1,250	1,870	-	-	2,149	-	2010	1991	2636 Eastern Ave.
Post Falls, ID	-	2,700	14,217	-	-	14,941	-	2007	2008	460 N. Garden Plaza Ct.
Richardson, TX	-	1,800	16,562	-	-	17,440	-	2015	2009	1350 East Lookout Drive
Rockville, MD	-	-	16,398	-	-	8,715	-	2012	1986	9701 Medical Center Drive
Roseburg, OR	-	1,200	4,891	-	-	5,792	-	2015	1990	1901 NW Hughwood Drive
Salem, OR	-	440	4,726	-	-	4,903	-	2015	1992	3988 12th Street SE
Sheboygan, WI	1,463	1,012	2,216	-	-	2,318	-	2010	1958	1813 Ashland Ave.
Shelton, WA	-	530	17,049	-	-	15,409	-	2012	1989	900 W Alpine Way
Sparks, NV	-	3,700	46,526	-	-	39,559	-	2007	2009	275 Neighborhood Way
Springfield, OR	-	1,790	8,865	-	-	10,131	-	2015	1994	770 Harlow Road
Summit, WI	-	2,899	87,666	-	-	60,029	-	2008	2009	36500 Aurora Dr.
Tucson, AZ	-	1,190	18,318	316	-	19,824	-	2015	1997	8151 E Speedway Boulevard
Wallingford, CT	-	490	1,210	-	-	941	-	2011	1962	35 Marc Drive
West Allis, WI	2,685	1,106	3,308	-	-	3,159	-	2010	1961	11333 W. National Ave.
Westlake, OH	-	1,330	17,926	-	-	10,208	-	2001	1985	27601 Westchester Pkwy.
Wilkes-Barre, PA	$-	$570	$2,301	$-	$-	$1,545	$-	2011	1992	300 Courtright Street

Assets held for sale total	$65,682	$85,466	$909,837	$24,356	$-	$734,147	-

Summary:
Triple-net	$343,361	$818,863	$7,759,508	$382,344	$847,780	$8,112,937	$1,380,023
Seniors housing operating	1,988,700	1,174,980	12,626,419	1,234,180	1,246,991	13,788,584	2,362,335
Outpatient medical	218,382	574,346	4,724,190	315,225	639,696	4,974,067	1,096,012
Construction in progress	-	-	237,746	-	-	237,746	-
Total continuing operating properties	2,550,443	2,568,189	25,347,863	1,931,749	2,734,467	27,113,334	4,838,370

Assets held for sale	65,682	85,466	909,837	24,356	-	734,147	-
Total investments in real property owned	$2,616,125	$2,653,655	$26,257,700	$1,956,105	$2,734,467	$27,847,481	$4,838,370

(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.
(2) Represents real property asset associated with a capital lease.

	Year Ended December 31,
	2017	2016	2015
		(in thousands)
Investment in real estate:
Beginning balance	$30,041,058	$29,865,490	$25,491,935
Acquisitions and development	1,276,636	2,834,279	5,076,830
Improvements	250,276	219,146	187,752
Deconsolidation of previously consolidated venture	(144,897)	-	-
Impairment of assets	(101,527)	(37,207)	(2,220)
Dispositions	(1,203,247)	(2,411,219)	(491,396)
Foreign currency translation	415,879	(429,431)	(397,411)
Other(1)	47,770	-	-
Ending balance(2)	$30,581,948	$30,041,058	$29,865,490

Accumulated depreciation:
Beginning balance	$4,093,494	$3,796,297	$3,020,908
Depreciation and amortization expenses	921,720	901,242	826,240
Amortization of above market leases	7,303	7,909	11,912
Disposition and other	(192,029)	(514,651)	(111,199)
Foreign currency translation	7,882	(97,303)	48,436
Ending balance	$4,838,370	$4,093,494	$3,796,297

(1) Primarily relates to the acquisition of an asset through foreclosure.
(2) The unaudited aggregate cost for tax purposes for real property equals $25,618,090,000 at December 31, 2017.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2017
					(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
California	Triple-Net	8.11%	12/15/20	$2,011,590	$-	$28,000	$292	$-
United Kingdom	Triple-Net	7.25%	11/21/19	115,794,386	-	18,805	18,805	-
United Kingdom	Triple-Net	8.29%	01/16/18	9,521,615	-	2,841	1,352	-
United Kingdom	Triple-Net	8.00%	08/24/22	10,858,294	-	11,712	1,645	-
United Kingdom	Triple-Net	8.55%	07/01/19	83,119,990	-	15,487	15,486	-
United Kingdom	Triple-Net	7.00%	03/14/22	96,303,670	-	28,374	16,139	-
United Kingdom	Triple-Net	8.00%	07/06/19	137,884,551	-	20,294	20,294	-
Oklahoma	Triple-Net	9.02%	11/01/19	88,826,160	-	11,610	11,595	-
Oregon	Triple-Net	7.10%	12/31/17	1,356,780	-	225	225	-
Pennsylvania	Triple-Net	8.11%	03/01/22	36,683,720	-	15,530	5,706	-
Florida	Triple-Net	8.79%	06/23/21	94,519,150	-	17,100	12,444	-

First mortgages relating to multiple properties:
7 properties in four states	Triple-Net	10.00%	01/01/22	$297,169,200	-	65,796	25,832	-
13 properties in Texas	Triple-Net	10.00%	01/01/22	851,672,100	-	103,620	82,041	-
13 properties in six states	Triple-Net	10.00%	01/01/22	1,139,453,100	-	138,633	91,164	-

Second mortgages relating to 1 property located in:
Texas	Triple-Net	12.17%	05/01/19	32,033	11,367	3,100	3,100	-

Totals					$11,367	$481,127	$306,120	$-

	Year Ended December 31,
	2017	2016	2015
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$485,735	$635,492	$188,651
Additions:
New mortgage loans	6,706	8,223	524,088
Draws on existing loans	58,224	92,815	30,550
	64,930	101,038	554,638

Deductions:
Collections of principal	(180,135)	(191,134)	(80,552)
Conversions to real property	-	(45,044)	(23,288)
Change in allowance for loan losses and charge-offs	(71,535)	(3,053)	-
Total deductions	(251,670)	(239,231)	(103,840)
Change in balance due to foreign currency translation	7,125	(11,564)	(3,957)
Balance at end of year	$306,120	$485,735	$635,492