Form 10-Q
period 2018-03-31
WELLTOWER INC.
filed 2018-05-04
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑        Accelerated filer ☐         Non-accelerated filer o         Smaller reporting company o         Emerging growth company o

                                                                                        (Do not check if a smaller reporting company)

AAAAAADFASDF

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No  ☑

As of April 27, 2018, the registrant had 371,981,518 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,793,671	$2,734,467
Buildings and improvements	25,672,558	25,373,117
Acquired lease intangibles	1,548,621	1,502,471
Real property held for sale, net of accumulated depreciation	368,249	734,147
Construction in progress	180,984	237,746
Gross real property owned	30,564,083	30,581,948
Less accumulated depreciation and amortization	(4,990,780)	(4,838,370)
Net real property owned	25,573,303	25,743,578
Real estate loans receivable	436,194	495,871
Less allowance for losses on loans receivable	(68,372)	(68,372)
Net real estate loans receivable	367,822	427,499
Net real estate investments	25,941,125	26,171,077
Other assets:
Investments in unconsolidated entities	440,424	445,585
Goodwill	68,321	68,321
Cash and cash equivalents	202,824	243,777
Restricted cash	61,295	65,526
Straight-line rent receivable	406,260	389,168
Receivables and other assets	626,410	560,991
Total other assets	1,805,534	1,773,368
Total assets	$27,746,659	$27,944,445

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$865,000	$719,000
Senior unsecured notes	7,924,340	8,331,722
Secured debt	2,488,652	2,608,976
Capital lease obligations	71,848	72,238
Accrued expenses and other liabilities	948,618	911,863
Total liabilities	12,298,458	12,643,799
Redeemable noncontrolling interests	388,875	375,194
Equity:
Preferred stock	718,498	718,503
Common stock	372,729	372,449
Capital in excess of par value	17,667,674	17,662,681
Treasury stock	(68,696)	(64,559)
Cumulative net income	5,765,927	5,316,580
Cumulative dividends	(9,807,114)	(9,471,712)
Accumulated other comprehensive income (loss)	(91,253)	(111,465)
Other equity	670	670
Total Welltower Inc. stockholders’ equity	14,558,435	14,423,147
Noncontrolling interests	500,891	502,305
Total equity	15,059,326	14,925,452
Total liabilities and equity	$27,746,659	$27,944,445

NOTE: The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands, except per share data)

		Three Months Ended
		March 31,
		2018	2017
Revenues:
	Rental income	$343,369	$367,141
	Resident fees and services	735,934	670,337
	Interest income	14,648	20,748
	Other income	3,014	4,072
	Total revenues	1,096,965	1,062,298

Expenses:
	Interest expense	122,775	118,597
	Property operating expenses	556,465	510,169
	Depreciation and amortization	228,201	228,276
	General and administrative	33,705	31,101
	Loss (gain) on derivatives and financial instruments, net	(7,173)	1,224
	Loss (gain) on extinguishment of debt, net	11,707	31,356
	Impairment of assets	28,185	11,031
	Other expenses	3,712	11,675
	Total expenses	977,577	943,429

Income (loss) from continuing operations before income taxes
	and income from unconsolidated entities	119,388	118,869
Income tax (expense) benefit		(1,588)	(2,245)
Income (loss) from unconsolidated entities		(2,429)	(23,106)
Income (loss) from continuing operations		115,371	93,518
Gain (loss) on real estate dispositions, net		338,184	244,092
Net income		453,555	337,610
Less:	Preferred stock dividends	11,676	14,379
Less:	Preferred stock redemption charge	-	9,769
Less:	Net income (loss) attributable to noncontrolling interests(1)	4,208	823
Net income (loss) attributable to common stockholders		$437,671	$312,639

Average number of common shares outstanding:
	Basic	371,426	362,534
	Diluted	373,257	364,652

Earnings per share:
	Basic:
	Income (loss) from continuing operations	$0.31	$0.26
	Net income (loss) attributable to common stockholders	$1.18	$0.86

	Diluted:
	Income (loss) from continuing operations	$0.31	$0.26
	Net income (loss) attributable to common stockholders	$1.17	$0.86

Dividends declared and paid per common share		$0.87	$0.87

 (1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$453,555	$337,610

Other comprehensive income (loss):
Unrecognized gain (loss) on available for sale securities	-	(10,569)
Foreign currency translation gain (loss)	16,326	5,713
Total other comprehensive income (loss)	16,326	(4,856)

Total comprehensive income (loss)	469,881	332,754
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	322	3,636
Total comprehensive income (loss) attributable to common stockholders	$469,559	$329,118

(1) Includes amounts attributable to redeemable noncontrolling interests.

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended March 31, 2018
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$718,503	$372,449	$17,662,681	$(64,559)	$5,316,580	$(9,471,712)	$(111,465)	$670	$502,305	$14,925,452
Comprehensive income:
Net income (loss)					449,347				5,191	454,538
Other comprehensive income							20,212		(3,886)	16,326
Total comprehensive income										470,864
Net change in noncontrolling interests			(13,157)						(2,719)	(15,876)
Amounts related to stock incentive plans, net of forfeitures		150	11,085	(4,137)						7,098
Proceeds from issuance of common stock		130	7,060							7,190
Conversion of preferred stock	(5)		5							-
Dividends paid:
Common stock dividends						(323,726)				(323,726)
Preferred stock dividends						(11,676)				(11,676)
Balances at end of period	$718,498	$372,729	$17,667,674	$(68,696)	$5,765,927	$(9,807,114)	$(91,253)	$670	$500,891	$15,059,326

	Three Months Ended March 31, 2017
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$363,071	$16,999,691	$(54,741)	$4,803,575	$(8,144,981)	$(169,531)	$3,059	$475,079	$15,281,472
Comprehensive income:
Net income (loss)					336,787				1,780	338,567
Other comprehensive income							(7,669)		2,813	(4,856)
Total comprehensive income										333,711
Net change in noncontrolling interests			932						(5,612)	(4,680)
Amounts related to stock incentive plans, net of forfeitures		336	6,903	(7,565)				(1,605)		(1,931)
Proceeds from issuance of common stock		1,780	117,204							118,984
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Option compensation expense								10		10
Dividends paid:
Common stock dividends						(315,415)				(315,415)
Preferred stock dividends						(14,379)				(14,379)
Balances at end of period	$718,750	$365,187	$17,134,490	$(62,306)	$5,130,593	$(8,474,775)	$(177,200)	$1,464	$474,060	$15,110,263

See notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

WELLTOWER INC. AND SUBSIDIARIES

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income	$453,555	$337,610
Adjustments to reconcile net income to
net cash provided from (used in) operating activities:
Depreciation and amortization	228,201	228,276
Other amortization expenses	4,171	3,361
Impairment of assets	28,185	11,031
Stock-based compensation expense	11,557	4,906
Loss (gain) on derivatives and financial instruments, net	(7,173)	1,224
Loss (gain) on extinguishment of debt, net	11,707	31,356
Loss (income) from unconsolidated entities	2,429	23,106
Rental income less than (in excess of) cash received	(21,406)	(18,141)
Amortization related to above (below) market leases, net	718	8
Loss (gain) on real estate dispositions, net	(338,184)	(244,092)
Distributions by unconsolidated entities	-	474
Increase (decrease) in accrued expenses and other liabilities	(10,707)	19,478
Decrease (increase) in receivables and other assets	5,591	(13,071)
Net cash provided from (used in) operating activities	368,644	385,526

Investing activities:
Cash disbursed for acquisitions	(405,609)	(102,356)
Cash disbursed for capital improvements to existing properties	(46,547)	(42,115)
Cash disbursed for construction in progress	(22,735)	(69,334)
Capitalized interest	(2,336)	(4,129)
Investment in real estate loans receivable	(27,547)	(25,375)
Principal collected on real estate loans receivable	90,731	8,792
Other investments, net of payments	(49,279)	48,311
Contributions to unconsolidated entities	(14,366)	(13,073)
Distributions by unconsolidated entities	14,880	24,161
Proceeds from (payments on) derivatives	(8,324)	8,218
Proceeds from sales of real property	892,209	1,087,074
Net cash provided from (used in) investing activities	421,077	920,174

Financing activities:
Net increase (decrease) under unsecured credit facilities	146,000	(123,000)
Payments to extinguish senior unsecured notes	(450,000)	-
Net proceeds from the issuance of secured debt	20,326	12,536
Payments on secured debt	(197,655)	(822,438)
Net proceeds from the issuance of common stock	7,214	119,651
Redemption of preferred stock	-	(287,500)
Payments for deferred financing costs and prepayment penalties	(14,341)	(36,674)
Contributions by noncontrolling interests(1)	5,734	2,667
Distributions to noncontrolling interests(1)	(12,564)	(20,014)
Acquisitions of noncontrolling interests	-	(38)
Cash distributions to stockholders	(335,508)	(329,794)
Other financing activities	(4,555)	(8,022)
Net cash provided from (used in) financing activities	(835,349)	(1,492,626)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	444	2,843
Increase (decrease) in cash, cash equivalents and restricted cash	(45,184)	(184,083)
Cash, cash equivalents and restricted cash at beginning of period	309,303	607,220
Cash, cash equivalents and restricted cash at end of period	$264,119	$423,137

Supplemental cash flow information:
Interest paid	$104,246	$109,438
Income taxes paid (received), net	(721)	3,349

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

2. Accounting Policies and Related Matters

     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily an indication of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

     New Accounting Standards

     We adopted the following accounting standards, each of which did not have a material impact on our consolidated financial statements:

•         In 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (ASC 606),” which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services.  We adopted ASC 606 on January 1, 2018 using the modified retrospective method of adoption.  This guidance did not have a significant impact on our consolidated financial statements.

We have evaluated our various revenue streams to identify whether they would be subject to the provisions of ASC 606 and any differences in timing, measurement or presentation of revenue recognition.  A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASC 606.  Management contracts are present in our seniors housing operating and outpatient medical segments and represent agreements to provide asset and property management, leasing, marketing and other services.  Under ASC 606, the pattern and timing of recognition of income from these contracts is consistent with the prior accounting model.

•         In 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  The standard clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset.  The standard also defines the term “in substance nonfinancial asset” and clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control over it.  We adopted Subtopic 610-20 using a modified retrospective approach on January 1, 2018.

•         In 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception.  The practicability exception is available for equity investments that do not have readily determinable fair values. This standard requires us to recognize gains and losses from changes in the fair value of our available-for-sale equity securities through the consolidated statement of comprehensive income rather than through accumulated other comprehensive income.  During the three months ended March 31, 2018, we recognized a gain of $7,173,000 in loss (gain) on derivatives and financial instruments, net on the consolidated statement of comprehensive income. There was no adjustment to accumulated other comprehensive income upon adoption at January 1, 2018 as accumulated losses were recognized as other-than-temporary impairment during the year ended December 31, 2017.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•          During the three months ended December 31, 2017, we adopted ASU No. 2016-18, “Restricted Cash,” and ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  ASU No. 2016-18 requires an entity to reconcile and explain the period over period change in total cash, cash equivalents and restricted cash within its consolidated statement of cash flows and ASU 2016-15 provides guidance clarifying how certain cash receipts and cash payments should be classified.  We adopted these accounting standards retrospectively and, accordingly, certain line items in the consolidated statement of cash flows have been reclassified to conform to the current presentation.  The following table summarizes the change in cash flows as reported and as previously reported prior to the adoption of these standards for the three months ended March 31, 2017 (in thousands):

		As Previously
	As Reported	Reported
Cash disbursed for acquisitions	$(102,356)	$(102,356)
Decrease (increase) in restricted cash	-	145,065
Net cash provided from (used in) investing activities	920,174	1,065,239
Increase (decrease) in balance(1)	(184,083)	(39,018)
Balance at beginning of period(1)	607,220	419,378
Balance at end of period(1)	423,137	380,360

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

•         In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We expect to adopt this guidance during the three months ended June 30, 2018 and are currently evaluating the impact the effects this standard will have on our consolidated financial statements.

3. Real Property Acquisitions and Development

     The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their relative fair values in accordance with our accounting policies. The results of operations

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs.  Transaction costs related to asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in “Other Expenses” on our Consolidated Statements of Comprehensive Income. Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. See Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our foreign currency policies.

     Triple-net Activity

		Three Months Ended
	(In thousands)	March 31, 2018	March 31, 2017
	Land and land improvements	$1,691	$4,017
	Buildings and improvements	235	37,241
	Total assets acquired	1,926	41,258
	Accrued expenses and other liabilities	(6)	-
	Total liabilities assumed	(6)	-
	Cash disbursed for acquisitions(1)	1,920	41,258
	Construction in progress additions	15,850	46,754
Less:	Capitalized interest	(847)	(2,028)
	Foreign currency translation	-	(164)
	Cash disbursed for construction in progress	15,003	44,562
	Capital improvements to existing properties	2,351	10,495
	Total cash invested in real property, net of cash acquired	$19,274	$96,315

(1) Primarily reprsents land acquired on an existing property during the three months ended March 31, 2018.

     Seniors Housing Operating Activity

		Three Months Ended
	(In thousands)	March 31, 2018	March 31, 2017
	Land and land improvements	$35,193	$4,304
	Building and improvements	372,562	44,075
	Acquired lease intangibles	48,805	1,741
	Receivables and other assets	265	74
	Total assets acquired(1)	456,825	50,194
	Secured debt	(89,973)	-
	Accrued expenses and other liabilities	(12,808)	(2,755)
	Total liabilities assumed	(102,781)	(2,755)
	Noncontrolling interests	(5,618)	(647)
	Non-cash acquisition related activity(2)	-	(14,148)
	Cash disbursed for acquisitions	348,426	32,644
	Construction in progress additions	10,562	8,062
Less:	Capitalized interest	(891)	(1,707)
	Foreign currency translation	(5,032)	691
	Cash disbursed for construction in progress	4,639	7,046
	Capital improvements to existing properties	31,325	24,254
	Total cash invested in real property, net of cash acquired	$384,390	$63,944

(1) Excludes $2,155,000 and $400,000 of unrestricted and restricted cash acquired during the three months ended March 31, 2018 and 2017, respectively.

(2) Includes $6,349,000 related to the acquisition of assets previously financed as real estate loans receivable and $7,799,000 previously financed as an investment in an unconsolidated entity during the three months ended March 31, 2017.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     Outpatient Medical Activity
		Three Months Ended
	(In thousands)	March 31, 2018	March 31, 2017
	Land and land improvements	$7,369	$2,895
	Buildings and improvements	42,673	23,310
	Acquired lease intangibles	5,852	3,496
	Receivables and other assets	1	3
	Total assets acquired(1)	55,895	29,704
	Accrued expenses and other liabilities	(632)	(1,250)
	Total liabilities assumed	(632)	(1,250)
	Cash disbursed for acquisitions	55,263	28,454
	Construction in progress additions	2,803	14,921
Less:	Capitalized interest	(598)	(717)
	Accruals(2)	888	3,522
	Cash disbursed for construction in progress	3,093	17,726
	Capital improvements to existing properties	12,871	7,366
	Total cash invested in real property	$71,227	$53,546

(1) Excludes $1,950,000 of unrestricted and restricted cash acquired during the three months ended March 31, 2018.
(2) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

      Construction Activity

     The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Development projects:
Triple-net	$49,759	$157,460
Seniors housing operating	36,218	3,634
Outpatient medical	-	25,910
Total development projects	85,977	187,004
Total construction in progress conversions	$85,977	$187,004

4. Real Estate Intangibles

     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2018	December 31, 2017
Assets:
In place lease intangibles	$1,395,920	$1,352,139
Above market tenant leases	58,402	58,443
Below market ground leases	59,030	58,784
Lease commissions	35,269	33,105
Gross historical cost	1,548,621	1,502,471
Accumulated amortization	(1,149,223)	(1,125,437)
Net book value	$399,398	$377,034

Weighted-average amortization period in years	14.4	15.1

Liabilities:
Below market tenant leases	$71,706	$60,430
Above market ground leases	8,540	8,540
Gross historical cost	80,246	68,970
Accumulated amortization	(40,400)	(39,629)
Net book value	$39,846	$29,341

Weighted-average amortization period in years	16.0	20.1

     The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Rental income related to above/below market tenant leases, net	$(351)	$304
Property operating expenses related to above/below market ground leases, net	367	(312)
Depreciation and amortization related to in place lease intangibles and lease commissions	(32,261)	(39,302)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2018	$94,521	$4,470
2019	74,771	5,582
2020	47,871	5,085
2021	20,985	4,597
2022	17,770	4,132
Thereafter	143,480	15,980
Total	$399,398	$39,846

5. Dispositions, Assets Held for Sale and Discontinued Operations

We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g., property type, relationship or geography). At March 31, 2018, 36 triple-net, seven seniors housing operating and two outpatient medical properties with an aggregate real estate balance of $368,249,000 were classified as held for sale. During the three months ended March 31, 2018, we recorded impairment charges of $28,185,000 on certain held for sale seniors

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

housing operating, triple-net and outpatient medical properties for which the carrying values exceeded the fair values, less estimated costs to sell if applicable. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Real estate dispositions:
Triple-net	$323,667	$808,204
Seniors housing operating	2,200	13,845
Outpatient medical	223,069	-
Total dispositions	548,936	822,049
Gain (loss) on real estate dispositions, net	338,184	244,092
Net other assets/liabilities disposed	5,089	20,933
Proceeds from real estate dispositions	$892,209	$1,087,074

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

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Rental income	$13,886	$43,787
Expenses:
Interest expense	127	2,707
Property operating expenses	7,256	8,521
Provision for depreciation	1,741	9,813
Total expenses	9,124	21,041
Income (loss) from real estate dispositions, net	$4,762	$22,746

6. Real Estate Loans Receivable

     Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of our accounting policies for real estate loans receivable and related interest income.

     The following is a summary of our real estate loan activity for the periods presented (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2018				March 31, 2017
		Senior				Senior
		Housing	Outpatient			Housing	Outpatient
	Triple-net	Operating	Medical	Totals	Triple-net	Operating	Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$1,172	$11,806	$2,458	$15,436	$7,828	$-	$-	$7,828
Draws on existing loans	12,111	-	-	12,111	17,547	-	-	17,547
Net cash advances on real estate loans	13,283	11,806	2,458	27,547	25,375	-	-	25,375
Receipts on real estate loans receivable:
Loan payoffs	58,557	-	-	58,557	14,474	-	60,500	74,974
Principal payments on loans	32,174	-	-	32,174	667	-	-	667
Sub-total	90,731	-	-	90,731	15,141	-	60,500	75,641
Less: Non-cash activity(1)	-	-	-	-	(6,349)	-	(60,500)	(66,849)
Net cash receipts on real estate loans	90,731	-	-	90,731	8,792	-	-	8,792
Net cash advances (receipts) on real estate loans	$(77,448)	$11,806	$2,458	$(63,184)	$16,583	$-	$-	$16,583

(1) Triple-net represents acquisitions of assets previously financed as real estate loans. Please see Note 3 for additional information. Outpatient medical represents a deed in lieu of foreclosure on a previously financed first mortgage property.

In 2016, we restructured real estate loans with Genesis HealthCare and recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  In 2017, we recorded an additional loan loss charge of $62,966,000 relating to real estate loans with Genesis HealthCare based on an estimation of expected future cash flows discounted at the effective interest rate of the loans. At March 31, 2018, the allowance for loan losses totals $68,372,000 and is deemed to be sufficient to absorb expected losses related to these loans.  At March 31, 2018, we had no real estate loans with outstanding balances on non-accrual status and recorded no provision for loan losses during the three months ended March 31, 2018.

	Three Months Ended
	March 31, 2018	March 31, 2017
Balance of impaired loans at end of period	$214,896	$317,049
Allowance for loan losses	68,372	6,196
Balance of impaired loans not reserved	$146,524	$310,853
Average impaired loans for the period	$265,973	$340,920
Interest recognized on impaired loans(1)	5,327	8,243

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

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage Ownership(1)	March 31, 2018	December 31, 2017
Triple-net	10% to 49%	$22,440	$22,856
Seniors housing operating	10% to 50%	338,154	352,430
Outpatient medical	43%	79,830	70,299
Total		$440,424	$445,585

(1) Excludes in-substance real estate investments.

     At March 31, 2018, the aggregate unamortized basis difference of our joint venture investments of $108,549,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture.  This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

8. Credit Concentration

     We use consolidated net operating income (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2018, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	160	$79,838	15%
Revera(3)	98	39,525	7%
Brookdale Senior Living	137	36,865	7%
Genesis HealthCare	86	34,773	6%
Benchmark Senior Living	48	23,948	4%
Remaining portfolio	728	325,551	61%
Totals	1,257	$540,500	100%

(1) Genesis Healthcare is in our triple-net segment.  Sunrise Senior Living and Revera are in our seniors housing operating segment.  Benchmark Senior Living and Brookdale Senior Living are in both our triple-net and seniors housing operating segments.

(2) NOI with our top five relationships comprised 41% of total NOI for the year ended December 31, 2017.
(3) Revera owns a controlling interest in Sunrise Senior Living.

9. Borrowings Under Credit Facilities and Related Items

      At March 31, 2018, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2018).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (2.78% at March 31, 2018). The applicable margin is based on our debt ratings and was 0.90% at March 31, 2018.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on our debt ratings and was 0.15% at March 31, 2018.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.

     The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2018	2017
Balance outstanding at quarter end(1)	$865,000	$522,000
Maximum amount outstanding at any month end	$865,000	$1,010,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$364,111	$796,356
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	2.72%	1.81%

(1) As of March 31, 2018, letters of credit in the aggregate amount of $22,365,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt

     We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At March 31, 2018, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior	Secured
	Unsecured Notes(1,2)	Debt (1,3)	Totals
2018	$-	$350,257	$350,257
2019	600,000	483,773	1,083,773
2020(4)	690,220	138,069	828,289
2021(5,6)	1,143,934	228,870	1,372,804
2022	600,000	224,905	824,905
Thereafter(7,8)	4,972,835	1,072,521	6,045,356
Totals	$8,006,989	$2,498,395	$10,505,384

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 2.4% to 6.5%.
(3) Annual interest rates range from 1.69% to 7.93%. Carrying value of the properties securing the debt totaled $5,272,358,000 at March 31, 2018.

(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $232,720,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2018).

(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $193,934,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2018).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (2.55% at March 31, 2018).

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (2.7% at March 31, 2018).

(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $771,485,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2018) of 4.8% senior unsecured notes due 2028.

(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $701,350,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2018) of 4.5% senior unsecured notes due 2034.

          The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2018		March 31, 2017
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,417,447	4.306%	$8,260,038	4.245%
Debt extinguished	(450,000)	2.250%	-	0.000%
Foreign currency	39,542	5.216%	24,229	4.391%
Ending balance	$8,006,989	4.451%	$8,284,267	4.262%

         The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2018		March 31, 2017
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,618,408	3.761%	$3,465,066	4.094%
Debt issued	20,326	3.774%	12,536	2.340%
Debt assumed	85,192	4.395%	-	0.000%
Debt extinguished	(183,408)	5.809%	(806,189)	5.580%
Foreign currency	(27,876)	3.326%	10,313	3.262%
Principal payments	(14,247)	3.865%	(16,249)	4.469%
Ending balance	$2,498,395	3.696%	$2,665,477	3.744%

     Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2018, we were in compliance with all of the covenants under our debt agreements.

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

     Foreign Currency Hedges

     For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.  During the three months ended March 31, 2018 and 2017, we settled certain net investment hedges necessitating cash payments of $8,055,000 and generating cash proceeds of $8,218,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.

     The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2018	December 31, 2017
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$575,000	$575,000
Denominated in Pounds Sterling	£550,000	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in Canadian Dollars	$18,000	$36,000

Derivative instruments not designated:
Denominated in Canadian Dollars	$408,007	$408,007
Denominated in Pounds Sterling	£-	£80,000

     The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended
		March 31,
	Location	2018	2017

Gain (loss) on forward exchange contracts recognized in income	Interest expense	$1,195	$2,457

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$(62,698)	$(44,341)

12. Commitments and Contingencies

     At March 31, 2018, we had 14 outstanding letter of credit obligations totaling $158,969,000 and expiring between 2018 and 2024.  At March 31, 2018, we had outstanding construction in progress of $180,984,000 and were committed to providing additional funds of approximately $392,710,000 to complete construction.  At March 31, 2018, we had contingent purchase obligations totaling $10,350,000.  These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

     We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At March 31, 2018, we had operating lease obligations of $1,121,736,000 relating to certain ground leases and company office space and capital lease obligations of $87,922,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At March 31, 2018, aggregate future minimum rentals to be received under these noncancelable subleases totaled $76,388,000.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Stockholders’ Equity

     The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2018	December 31, 2017
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	14,375,000	14,375,000
Outstanding shares	14,369,965	14,370,060

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	373,161,327	372,852,311
Outstanding shares	371,970,655	371,731,551

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Three Months Ended
	March 31, 2018		March 31, 2017
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	14,370,060	6.500%	25,875,000	6.500%
Shares redeemed	-	0.000%	(11,500,000)	6.500%
Shares converted	(95)	6.500%	-	0.000%
Ending balance	14,369,965	6.500%	14,375,000	6.500%

     During the three months ended March 31, 2017, we recognized a charge of $9,769,000 in connection with the redemption of the Series J preferred stock.

     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2018 and 2017 (dollars in thousands, except average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2017 Dividend reinvestment plan issuances	1,284,719	$68.33	$87,985	$87,784
2017 Option exercises	156,675	52.71	8,258	8,258
2017 Equity shelf program issuances	338,486	69.75	23,776	23,609
2017 Stock incentive plans, net of forfeitures	181,600		-	-
2017 Totals	1,961,480		$120,019	$119,651

2018 Dividend reinvestment plan issuances	129,975	$55.51	$7,214	$7,214
2018 Preferred stock conversions	83		-	-
2018 Stock incentive plans, net of forfeitures	109,046		-	-
2018 Totals	239,104		$7,214	$7,214

     Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2018		March 31, 2017
	Per Share	Amount	Per Share	Amount
Common Stock	$0.8700	$323,726	$0.8700	$315,415
Series I Preferred Stock	0.8125	11,676	0.8125	11,680
Series J Preferred Stock	-	-	0.2347	2,699
Totals		$335,402		$329,794

     Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2017	$(110,581)	$-	$(884)	$-	$(111,465)
Other comprehensive income before reclassification adjustments	20,212	-	-	-	20,212
Net current-period other comprehensive income	20,212	-	-	-	20,212
Balance at March 31, 2018	$(90,369)	$-	$(884)	$-	$(91,253)

Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)
Other comprehensive income before reclassification adjustments	2,900	(10,569)	-	-	(7,669)
Net current-period other comprehensive income	2,900	(10,569)	-	-	(7,669)
Balance at March 31, 2017	$(170,596)	$(5,449)	$(1,153)	$(2)	$(177,200)

14. Stock Incentive Plans

     Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $11,557,000 and $4,906,000 for the three months ended March 31, 2018 and 2017, respectively.

15. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2018	2017
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$437,671	$312,639

Denominator for basic earnings per
share - weighted average shares	371,426	362,534
Effect of dilutive securities:
Employee stock options	15	70
Non-vested restricted shares	720	397
Redeemable shares	1,096	1,651
Dilutive potential common shares	1,831	2,118
Denominator for diluted earnings per
share - adjusted weighted average shares	373,257	364,652

Basic earnings per share	$1.18	$0.86
Diluted earnings per share	$1.17	$0.86

The Series I Cumulative Convertible Perpetual Preferred Stock was not included in the calculations as the effect of conversions into common stock was anti-dilutive.

16. Disclosure about Fair Value of Financial Instruments

      U.S. GAAP provides authoritative guidance for measuring and disclosing fair value measurements of assets and liabilities.  The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.  The guidance describes three levels of inputs that may be used to measure fair value:

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

     The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$264,948	$271,887	$306,120	$332,508
Other real estate loans receivable	102,874	108,850	121,379	125,480
Available-for-sale equity investments	14,443	14,443	7,269	7,269
Cash and cash equivalents	202,824	202,824	243,777	243,777
Restricted cash	61,295	61,295	65,526	65,526
Foreign currency forward contracts	28,713	28,713	15,604	15,604

Financial liabilities:
Borrowings under unsecured credit facilities	$865,000	$865,000	$719,000	$719,000
Senior unsecured notes	7,924,340	8,582,136	8,331,722	9,168,432
Secured debt	2,488,652	2,465,270	2,608,976	2,641,997
Foreign currency forward contracts	58,190	58,190	38,654	38,654

Redeemable OP unitholder interests	$97,476	$97,476	$97,476	$97,476

Items Measured at Fair Value on a Recurring Basis

The market approach is utilized to measure fair value for our financial assets and liabilities reported at fair value on a recurring basis.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The following summarizes items measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
Available-for-sale equity investments	$14,443	$14,443	$-	$-
Foreign currency forward contracts, net asset (liability)(1)	(29,477)	-	(29,477)	-
Redeemable OP unitholder interests	97,476	-	97,476	-
Totals	$82,442	$14,443	$67,999	$-

(1) Please see Note 11 for additional information.

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Items Measured at Fair Value on a Nonrecurring Basis

In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis.  As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 6 for impairments of loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value.  We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above.  We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral.  We estimate the fair value of secured debt assumed in business combinations and asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.

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

     Non-segment revenue consists mainly of interest income on certain non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments.  There are no intersegment sales or transfers.

     Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2018:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$206,831	$-	$136,538	$-	$343,369
Resident fees and services	-	735,934	-	-	735,934
Interest income	14,551	85	12	-	14,648
Other income	1,377	1,148	121	368	3,014
Total revenues	222,759	737,167	136,671	368	1,096,965
Property operating expenses	21	511,941	44,503	-	556,465
Consolidated net operating income	222,738	225,226	92,168	368	540,500
Interest expense	3,442	16,935	1,676	100,722	122,775
Loss (gain) on derivatives and financial instruments, net	(7,173)	-	-	-	(7,173)
Depreciation and amortization	56,032	125,769	46,400	-	228,201
General and administrative	-	-	-	33,705	33,705
Loss (gain) on extinguishment of debt, net	(32)	(189)	11,928	-	11,707
Impairment of assets	25,884	2,301	-	-	28,185
Other expenses	1,120	(188)	598	2,182	3,712
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	143,465	80,598	31,566	(136,241)	119,388
Income tax (expense) benefit	(1,136)	162	(428)	(186)	(1,588)
Income (loss) from unconsolidated entities	5,821	(9,480)	1,230	-	(2,429)
Income (loss) from continuing operations	148,150	71,280	32,368	(136,427)	115,371
Gain (loss) on real estate dispositions, net	123,397	5	214,782	-	338,184
Net income (loss)	$271,547	$71,285	$247,150	$(136,427)	$453,555

Total assets	$8,937,964	$13,769,265	$4,911,566	$127,864	$27,746,659

Three Months Ended March 31, 2017:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$227,290	$-	$139,851	$-	$367,141
Resident fees and services	-	670,337	-	-	670,337
Interest income	20,679	69	-	-	20,748
Other income	1,766	1,461	612	233	4,072
Total revenues	249,735	671,867	140,463	233	1,062,298
Property operating expenses	-	462,425	47,744	-	510,169
Consolidated net operating income	249,735	209,442	92,719	233	552,129
Interest expense	5,511	15,816	2,291	94,979	118,597
Loss (gain) on derivatives and financial instruments, net	1,224	-	-	-	1,224
Depreciation and amortization	59,608	119,737	48,931	-	228,276
General and administrative	-	-	-	31,101	31,101
Loss (gain) on extinguishment of debt, net	29,084	890	1,382	-	31,356
Impairment of assets	-	5,406	5,625	-	11,031
Other expenses	5,010	1,778	360	4,527	11,675
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	149,298	65,815	34,130	(130,374)	118,869
Income tax (expense) benefit	(800)	(1,087)	(335)	(23)	(2,245)
Income (loss) from unconsolidated entities	5,638	(29,191)(1)	447	-	(23,106)
Income (loss) from continuing operations	154,136	35,537	34,242	(130,397)	93,518
Gain (loss) on real estate dispositions, net	231,081	13,011	-	-	244,092
Net income (loss)	$385,217	$48,548	$34,242	$(130,397)	$337,610
(1) Primarily due to the recognition of goodwill and intangible asset impairments on unconsolidated joint ventures, as well as non-recurring income tax expense.

     Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for the periods presented (dollars in thousands):

WELLTOWER INC.

  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2018		March 31, 2017
Revenues:	Amount	%	Amount	%
United States	$863,789	78.8%	$858,668	80.9%
United Kingdom	116,525	10.6%	93,843	8.8%
Canada	116,651	10.6%	109,787	10.3%
Total	$1,096,965	100.0%	$1,062,298	100.0%

	As of
	March 31, 2018		December 31, 2017
Assets:	Amount	%	Amount	%
United States	$21,847,420	78.7%	$22,274,443	79.7%
United Kingdom	3,397,904	12.3%	3,239,039	11.6%
Canada	2,501,335	9.0%	2,430,963	8.7%
Total	$27,746,659	100.0%	$27,944,445	100.0%

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

     Income taxes reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The provision for income taxes for the three months ended March 31, 2018 and 2017, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2014 and subsequent years and by state taxing authorities for the year ended December 31, 2013 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

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

	March 31, 2018	December 31, 2017
Assets
Net real property owned	$993,156	$1,002,137
Cash and cash equivalents	16,871	12,308
Receivables and other assets	17,198	16,330
Total assets(1)	$1,027,225	$1,030,775

Liabilities and equity
Secured debt	$469,757	$471,103
Accrued expenses and other liabilities	16,501	14,832
Redeemable noncontrolling interests	171,035	171,898
Total equity	369,932	372,942
Total liabilities and equity	$1,027,225	$1,030,775

(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

20. Subsequent Events

     Senior Notes Subsequent to March 31, 2018, we completed the issuance of $550,000,000 of 4.25% senior unsecured notes due 2028 for net proceeds of approximately $545,199,000.

     Strategic Joint Venture Commitment Subsequent to March 31, 2018, we entered into a definitive agreement (the “Merger Agreement”) to acquire all of the outstanding shares of Quality Care Properties, Inc. (“QCP”) in an all cash deal for $20.75 per share (the “QCP Acquisition”). Concurrent with this agreement, we formed an 80/20 joint venture with ProMedica to own the real estate of QCP’s principal tenants, HCR ManorCare and Arden Courts, the operations of which will be acquired by ProMedica. Our joint venture investment is estimated to be $2.2 billion and upon completion of the transactions, ProMedica will enter into a new lease agreement with the following key terms: (i) 15-year absolute triple-net master lease with three five-year renewal options; (ii) 8% initial cash rental yield with a year one escalator of 1.375% and 2.75% annual escalator thereafter; and (iii) full corporate guarantee of ProMedica. In connection with the QCP Acquisition, we have entered into a debt commitment letter with Barclays Bank PLC (“Barclays”), pursuant to which Barclays has committed to provide a $1.0 billion senior unsecured bridge credit facility.  The bridge facility may be used to pay a portion of the QCP Acquisition cash consideration and other related expenses.  The Merger Agreement contemplates that we may issue notes or term loans in lieu of a portion or all of the drawings under this bridge facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview Business Strategy Key Transactions Key Performance Indicators, Trends and Uncertainties Corporate Governance	28 28 29 30 32

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash Off-Balance Sheet Arrangements Contractual Obligations Capital Structure	32 33 34 34

RESULTS OF OPERATIONS

Summary Triple-net Seniors Housing Operating Outpatient Medical Non-Segment/Corporate	35 35 37 39 41

OTHER

Non-GAAP Financial Measures	43
Critical Accounting Policies	47
Cautionary Statement Regarding Forward-Looking Statements	48

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2017, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  References herein to “we,” “us,” “our,” or the “company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.

Executive Summary

Company Overview

     Welltower Inc. (NYSE:WELL), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (U.S.), Canada and the United Kingdom (U.K.), consisting of seniors housing and post-acute communities and outpatient medical properties. Our capital programs, when combined with comprehensive planning, development and property management services, make us a single-source solution for acquiring, planning, developing, managing, repositioning and monetizing real estate assets.

     The following table summarizes our consolidated portfolio for the three months ended March 31, 2018 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$222,738	41.2%	550
Seniors housing operating	225,226	41.7%	452
Outpatient medical	92,168	17.1%	255
Totals	$540,132	100.0%	1,257

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

     For the three months ended March 31, 2018, rental income and resident fees and services represented 31% and 67%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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

     Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At March 31, 2018, we had $202,824,000 of cash and cash equivalents, $61,295,000 of restricted cash and $2,112,635,000 of available borrowing capacity under our primary unsecured credit facility.

Key Transactions

     Capital.   During the three months ended March 31, 2018, we extinguished $183,408,000 of secured debt at a blended average interest rate of 5.8% and repaid our 2.25% $450,000,000 of senior unsecured notes at par on maturity on March 15, 2018.  In addition, we raised $7,214,000 through our dividend reinvestment program. Subsequent to March 31, 2018, we completed the issuance of $550,000,000 of 4.25% senior unsecured notes for net proceeds of approximately $545,199,000.

     Investments.  The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2018 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing operating	9	$428,047	6.7%	$456,825
Outpatient medical	3	47,739	6.0%	55,895
Totals	12	$475,786	6.7%	$512,720

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

     In April 2018, we signed an agreement to acquire all outstanding shares of Quality Care Properties, Inc. (the “QCP Acquisition”) and entered into a related joint venture with ProMedica.  For more information, please see Note 20 to the unaudited consolidated financial statements.

     Dispositions.  The following summarizes property dispositions made during the three months ended March 31, 2018 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	27	$459,789	7.4%	$323,667
Seniors housing operating	2	6,908	6.5%	2,200
Outpatient medical	18	428,727	6.0%	223,069
Totals	47	$895,424	6.7%	$548,936

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors announced the annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2017.  The dividend declared for the quarter ended March 31, 2018 represents the 188th consecutive quarterly dividend payment.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2017	2018
Net income (loss)	$337,610	$203,441	$89,299	$(89,743)	$453,555
NICS	312,639	188,429	74,043	(111,523)	437,671
FFO	306,231	384,390	295,722	179,224	353,220
NOI	552,129	556,747	567,486	556,353	540,500
SSNOI	451,925	464,187	470,759	465,898	463,459

Per share data (fully diluted):
NICS	$0.86	$0.51	$0.20	$(0.30)	$1.17
FFO	0.84	1.04	0.80	0.48	0.95

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2017	2018

Net debt to book capitalization ratio	42%	41%	42%	43%	42%
Net debt to undepreciated book
capitalization ratio	36%	35%	36%	36%	35%
Net debt to market capitalization ratio	29%	27%	29%	31%	34%

Interest coverage ratio	5.67x	4.60x	3.63x	2.35x	6.67x
Fixed charge coverage ratio	4.53x	3.72x	2.97x	1.93x	5.49x

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2017	2018
Property mix:(1)
Triple-net	45%	44%	43%	42%	41%
Seniors housing operating	38%	39%	40%	41%	42%
Outpatient medical	17%	17%	17%	18%	17%

Relationship mix:(1)
Sunrise Senior Living(2)	14%	14%	14%	14%	15%
Genesis HealthCare	9%	9%	9%	7%	6%
Revera(2)	7%	7%	7%	7%	7%
Brookdale Senior Living	7%	7%	7%	7%	7%
Benchmark Senior Living	4%	5%	5%	4%	4%
Remaining relationships	59%	58%	58%	61%	61%

Geographic mix:(1)
California	13%	14%	13%	13%	14%
United Kingdom	9%	9%	9%	9%	10%
Canada	8%	8%	8%	8%	9%
Texas	7%	7%	7%	8%	8%
New Jersey	7%	8%	8%	8%	8%
Remaining geographic areas	56%	54%	55%	54%	51%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI.  Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.

     Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2018 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Expiration Year (1)
	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	Thereafter

Triple-net:
Properties	84	-	14	10	13	11	4	53	34	43	275
Base rent(2)	$64,546	$-	$17,740	$16,049	$11,062	$4,175	$10,842	$69,232	$70,931	$85,446	$468,624
% of base rent	7.9%	0.0%	2.2%	2.0%	1.4%	0.5%	1.3%	8.5%	8.7%	10.4%	57.2%
Units/beds	6,631	-	1,225	1,626	1,220	1,432	692	4,152	4,081	4,482	26,399
% of Units/beds	12.8%	0.0%	2.4%	3.1%	2.3%	2.8%	1.3%	8.0%	7.9%	8.6%	50.8%

Outpatient medical:
Square feet	667,704	1,185,656	1,322,323	1,557,516	1,721,068	1,125,631	1,145,811	722,199	1,150,493	399,572	4,606,299
Base rent(2)	$18,172	$32,493	$36,082	$41,863	$45,401	$29,692	$33,188	$19,856	$29,000	$11,458	$109,976
% of base rent	4.5%	8.0%	8.9%	10.3%	11.2%	7.3%	8.2%	4.9%	7.1%	2.8%	27.0%
Leases	237	314	313	280	304	234	127	120	130	77	178
% of Leases	10.2%	13.6%	13.5%	12.1%	13.1%	10.1%	5.5%	5.2%	5.6%	3.3%	7.8%

(1) Excludes investments in unconsolidated entities. Investments classified as held for sale are included in the current year.

(2) The most recent monthly base rent annualized, including straight-line for leases with fixed escalators or annual cash rents for leases with contingent escalators.  Base rent does not include tenant recoveries or amortization of above and below market lease intangibles.

     We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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

Liquidity and Capital Resources

     During the three months ended December 31, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-18, “Restricted Cash,” and ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  See Note 2 to the unaudited consolidated financial statements for further information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31, 2018	March 31, 2017	$	%

Cash, cash equivalents and restricted cash at beginning of period	$309,303	$607,220	$(297,917)	-49%
Cash provided from (used in) operating activities	368,644	385,526	(16,882)	-4%
Cash provided from (used in) investing activities	421,077	920,174	(499,097)	-54%
Cash provided from (used in) financing activities	(835,349)	(1,492,626)	657,277	-44%
Effect of foreign currency translation	444	2,843	(2,399)	-84%
Cash, cash equivalents and restricted cash at end of period	$264,119	$423,137	$(159,018)	-38%

     Operating Activities. The change in net cash provided from operating activities was immaterial.  Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2018 and 2017, cash flow provided from operations exceeded cash distributions to stockholders.

     Investing Activities.  The changes in net cash provided from/used in investing activities are primarily attributable to changes in acquisition and dispositions, which are summarized above in “Key Transactions” and Notes 3 and 5 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
New development	$22,735	$69,334	$(46,599)	-67%
Recurring capital expenditures, tenant improvements and lease commissions	18,564	13,834	4,730	34%
Renovations, redevelopments and other capital improvements	27,983	28,281	(298)	-1%
Total	$69,282	$111,449	$(42,167)	-38%

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

Off-Balance Sheet Arrangements

     At March 31, 2018, we had investments in unconsolidated entities with our ownership interests ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At March 31, 2018, we had 14 outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

     The following table summarizes our payment requirements under contractual obligations as of March 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Unsecured revolving credit facility(1)	$865,000	$-	$-	$865,000	$-
Senior unsecured notes and term credit facilities:(2,7)
U.S. Dollar senior unsecured notes	5,600,000	-	1,050,000	1,050,000	3,500,000
Canadian Dollar senior unsecured notes(3)	232,720	-	232,720	-	-
Pounds Sterling senior unsecured notes(3)	1,472,835	-	-	-	1,472,835
U.S. Dollar term credit facility	507,500	-	7,500	500,000	-
Canadian Dollar term credit facility(3)	193,934	-	-	193,934	-
Secured debt:(2,3)
Consolidated	2,498,395	350,257	621,842	453,775	1,072,521
Unconsolidated	754,675	25,529	124,290	37,638	567,218
Contractual interest obligations:(4)
Unsecured revolving credit facility	110,917	22,183	59,156	29,578	-
Senior unsecured notes and term loans(3)	3,089,204	288,753	673,721	516,518	1,610,212
Consolidated secured debt(3)	491,573	68,110	141,197	103,923	178,343
Unconsolidated secured debt(3)	198,512	21,785	52,100	42,943	81,684
Capital lease obligations(5)	87,922	3,496	8,507	8,346	67,573
Operating lease obligations(5)	1,121,736	13,442	35,701	34,211	1,038,382
Purchase obligations(5,7)	403,060	232,697	170,363	-	-
Other long-term liabilities(6)	2,335	1,106	1,229	-	-
Total contractual obligations	$17,630,318	$1,027,358	$3,178,326	$3,835,866	$9,588,768

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
(7) Excludes commitments entered into subsequent to March 31, 2018 as discussed in Note 20 to our unaudited consolidated financial statements.

Capital Structure

     Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2018, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

     On May 1, 2015, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock.  As of April 27, 2018, 1,977,512 shares of common stock remained available for issuance under the DRIP registration statement. These registration statements expired on May 1, 2018 and we expect to file  replacement registration statements. We have entered into separate equity distribution agreements with each of Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,000,000,000 aggregate amount of our

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

common stock (“Equity Shelf Program”).  The Equity Shelf Program also allows us to enter into forward sale agreements.  We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates on or prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive per share cash proceeds at settlement equal to the forward sale price under the relevant forward sale agreement.  However, we may also elect to cash settle or net share settle a forward sale agreement.  As of April 27, 2018, we had $784,083,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility. This registration statement also expired on May 1, 2018 and we expect to file a replacement registration statement.

Results of Operations

Summary

     Our primary sources of revenue include rent, resident fees and services and interest income. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: triple-net, seniors housing operating and outpatient medical. The primary performance measures for our properties are NOI and SSNOI, which are discussed below.  Please see Non-GAAP Financial Measures for additional information and reconciliations. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	Amount	%
Net income	$453,555	$337,610	$115,945	34%
NICS	437,671	312,639	125,032	40%
FFO	353,220	306,231	46,989	15%
EBITDA	806,119	686,728	119,391	17%
NOI	540,500	552,129	(11,629)	-2%
SSNOI	463,459	451,925	11,534	3%

Per share data (fully diluted):
NICS	$1.17	$0.86	$0.31	36%
FFO	$0.95	$0.84	$0.11	13%

Interest coverage ratio	6.67x	5.67x	1.00x	18%
Fixed charge coverage ratio	5.49x	4.53x	0.96x	21%

Triple-net

          The following is a summary of our NOI and SSNOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
NOI	$222,738	$249,735	$(26,997)	-11%
Non SSNOI attributable to same store properties	(8,729)	(9,239)	510	-6%
NOI attributable to non same store properties(1)	(48,530)	(75,156)	26,626	-35%
SSNOI(2)	$165,479	$165,340	$139	0%

(1) Change is primarily due to the acquisition of 22 properties, the transitioning/restructuring of 15 properties, and the conversion of 15 construction projects into revenue-generating properties subsequent to January 1, 2017 and 36 held for sale properties at March 31, 2018.

(2) Relates to 461 same store properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following is a summary of our results of operations for the triple-net segment (dollars in thousands):
	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
Revenues:
Rental income	$206,831	$227,290	$(20,459)	-9%
Interest income	14,551	20,679	(6,128)	-30%
Other income	1,377	1,766	(389)	-22%
Total revenues	222,759	249,735	(26,976)	-11%
Property operating expenses	21	-	21	n/a
NOI(1)	222,738	249,735	(26,997)	-11%
Other expenses:
Interest expense	3,442	5,511	(2,069)	-38%
Loss (gain) on derivatives and financial instruments, net	(7,173)	1,224	(8,397)	n/a
Depreciation and amortization	56,032	59,608	(3,576)	-6%
Loss (gain) on extinguishment of debt, net	(32)	29,084	(29,116)	n/a
Impairment of assets	25,884	-	25,884	n/a
Other expenses	1,120	5,010	(3,890)	-78%
Total other expenses	79,273	100,437	(21,164)	-21%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	143,465	149,298	(5,833)	-4%
Income tax (expense) benefit	(1,136)	(800)	(336)	42%
Income (loss) from unconsolidated entities	5,821	5,638	183	3%
Income from continuing operations	148,150	154,136	(5,986)	-4%
Gain (loss) on real estate dispositions, net	123,397	231,081	(107,684)	-47%
Net income	271,547	385,217	(113,670)	-30%
Less: Net income (loss) attributable to noncontrolling interests	1,963	603	1,360	226%
Net income attributable to common stockholders	$269,584	$384,614	$(115,030)	-30%

(1) See Non-GAAP Financial Measures.

     The decrease in rental income is primarily attributable to the disposition of properties exceeding new acquisitions.  Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended March 31, 2018, we had 20 leases with rental rate increasers ranging from 0.14% to 0.82% in our triple-net portfolio. The decrease in interest income is primarily related to the volume of loan payoffs during 2017 and 2018.

     Depreciation and amortization primarily decreased as a result of the disposition of triple-net properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

During the three months ended March 31, 2018, we recorded impairment charges on certain held for sale triple-net properties as the carrying values exceeded the estimated fair value less costs to sell. Changes in the gain on sales of properties are related to the volume of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. Noncapitalizable transaction costs are recognized through other expenses. The decrease in other expenses is primarily due to fewer non-capitalizable transaction costs from acquisitions.

    During the three months ended March 31, 2018, we completed one triple-net construction project totaling $49,759,000 or $428,957 per bed/unit.  The following is a summary of triple-net construction projects pending as of March 31, 2018 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Exton, PA	120	34,175	23,305	2Q18
Westerville, OH	90	22,800	3,635	4Q18
	210	$56,975	26,940

     Interest expense for the three months ended March 31, 2018 and 2017 represents secured debt interest expense and related fees.  The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuation in loss (gain) on derivatives and financial instruments is primarily attributable to the mark-to-market adjustment recorded on the Genesis HealthCare available-for-sale investment in accordance with the adoption of ASU No. 2016-01 described in Note 2 to our unaudited consolidated financial statements.  The fluctuation in losses/gains on debt extinguishment is attributable to the large volume of extinguishments in the first quarter of 2017.  The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2018		March 31, 2017
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$347,474	3.546%	$594,199	4.580%
Debt extinguished	(4,107)	4.940%	(255,553)	5.923%
Foreign currency	4,991	3.054%	3,155	2.751%
Principal payments	(1,016)	5.404%	(2,531)	5.790%
Ending balance	$347,342	3.500%	$339,270	3.549%

Monthly averages	$348,190	3.515%	$531,647	4.441%

A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses related to unconsolidated investments.  Net income attributable to noncontrolling interest represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Seniors Housing Operating

     The following is a summary of our NOI and SSNOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
NOI	$225,226	$209,442	$15,784	8%
Non SSNOI attributable to same store properties	312	316	(4)	-1%
NOI attributable to non same store properties(1)	(13,960)	(3,980)	(9,980)	251%
SSNOI(2)	$211,578	$205,778	$5,800	3%

(1) Change is primarily due to the acquisition of 23 properties subsequent to January 1, 2017 and the transition of 13 properties from triple-net to seniors housing operating.
(2) Relates to 406 same store properties.

     The following is a summary of our seniors housing operating results of operations (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
Revenues:
Resident fees and services	$735,934	$670,337	$65,597	10%
Interest income	85	69	16	23%
Other income	1,148	1,461	(313)	-21%
Total revenues	737,167	671,867	65,300	10%
Property operating expenses	511,941	462,425	49,516	11%
NOI(1)	225,226	209,442	15,784	8%
Other expenses:
Interest expense	16,935	15,816	1,119	7%
Depreciation and amortization	125,769	119,737	6,032	5%
Loss (gain) on extinguishment of debt, net	(189)	890	(1,079)	n/a
Impairment of assets	2,301	5,406	(3,105)	-57%
Other expenses	(188)	1,778	(1,966)	n/a
Total other expenses	144,628	143,627	1,001	1%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	80,598	65,815	14,783	22%
Income tax benefit (expense)	162	(1,087)	1,249	n/a
Income (loss) from unconsolidated entities	(9,480)	(29,191)	19,711	-68%
Income from continuing operations	71,280	35,537	35,743	101%
Gain (loss) on real estate dispositions, net	5	13,011	(13,006)	-100%
Net income (loss)	71,285	48,548	22,737	47%
Less: Net income (loss) attributable to noncontrolling interests	(898)	(590)	(308)	52%
Net income (loss) attributable to common stockholders	$72,183	$49,138	$23,045	47%

(1) See Non-GAAP Financial Measures.

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

     During the three month periods ended March 31, 2018 and 2017, we recorded impairment charges on certain held for sale properties as the carrying value exceeded the estimated fair value less costs to sell.  Changes in the gain on sale of properties are related to the volume of property sales and sales prices.

     During the three month period ended March 31, 2018, we completed one seniors housing operating construction project representing $36,218,000 or $385,295 per unit.  The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of March 31, 2018 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Bushey, UK	95	$57,160	$44,251	3Q18
Wandsworth, UK	98	81,637	32,193	1Q20
	193	$138,797	76,444

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

	Three Months Ended
	March 31, 2018		March 31, 2017
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,988,700	3.661%	$2,463,249	3.936%
Debt issued	20,326	3.774%	12,536	2.340%
Debt assumed	85,192	4.395%	-	0.000%
Debt extinguished	(118,010)	4.997%	(438,532)	5.301%
Foreign currency	(32,867)	3.285%	7,158	3.488%
Principal payments	(11,940)	3.477%	(11,259)	3.733%
Ending balance	$1,931,401	3.679%	$2,033,152	3.663%

Monthly averages	$1,942,292	3.642%	$2,162,185	3.729%

     The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to the recognition of goodwill and intangible asset impairments as well as income tax expense adjustments during the three month period ended March 31, 2017.

Outpatient Medical

     The following is a summary of our NOI and SSNOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
NOI	$92,168	$92,719	$(551)	-1%
Non SSNOI on same store properties	(876)	(1,821)	945	-52%
NOI attributable to non same store properties(1)	(4,890)	(10,091)	5,201	-52%
SSNOI(2)	$86,402	$80,807	$5,595	7%

(1) Change is primarily due to acquisitions of 13 properties and the conversion of 12 construction projects into revenue-generating properties subsequent to January 1, 2017.
(2) Relates to 220 same store properties.

     The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
Revenues:
Rental income	$136,538	$139,851	$(3,313)	-2%
Interest income	12	-	12	n/a
Other income	121	612	(491)	-80%
Total revenues	136,671	140,463	(3,792)	-3%
Property operating expenses	44,503	47,744	(3,241)	-7%
NOI(1)	92,168	92,719	(551)	-1%
Other expenses:
Interest expense	1,676	2,291	(615)	-27%
Depreciation and amortization	46,400	48,931	(2,531)	-5%
Impairment of assets	-	5,625	(5,625)	-100%
Loss (gain) on extinguishment of debt, net	11,928	1,382	10,546	763%
Other expenses	598	360	238	66%
Total other expenses	60,602	58,589	2,013	3%
Income from continuing operations before income taxes and income from unconsolidated entities	31,566	34,130	(2,564)	-8%
Income tax (expense) benefit	(428)	(335)	(93)	28%
Income from unconsolidated entities	1,230	447	783	175%
Income from continuing operations	32,368	34,242	(1,874)	-5%
Gain (loss) on real estate dispositions, net	214,782	-	214,782	n/a
Net income (loss)	247,150	34,242	212,908	622%
Less: Net income (loss) attributable to noncontrolling interests	3,143	810	2,333	288%
Net income (loss) attributable to common stockholders	$244,007	$33,432	$210,575	630%

(1) See Non-GAAP Financial Measures.

     The decrease in rental income is primarily attributable to dispositions partially offset by the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended March 31, 2018, our consolidated outpatient medical portfolio signed 129,318 square feet of new leases and 250,794 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $40.48 per square foot and tenant improvement and lease commission costs of $22.31 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 0% to 4%.

     The fluctuation in property operating expenses is primarily attributable to dispositions partially offset by acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses.  The fluctuations in depreciation and amortization are primarily due to dispositions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the three months ended March 31, 2017, we recorded impairment charges related to certain held for sale properties as the carrying values exceeded the estimated fair values less costs to sell.

    During the three months ended March 31, 2018, there were no outpatient medical construction projects completed. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of March 31, 2018 (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Palmer. AK	38,676	$12,345	$3,513	3Q18
Brooklyn, NY	140,955	105,177	51,521	3Q19
	179,631	$117,522	$55,034

     Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is attributable to the prepayment penalties paid on certain extinguishments in 2018.  The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2018		March 31, 2017
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$279,951	4.720%	$404,079	4.846%
Debt extinguished	(61,291)	7.431%	(112,104)	5.889%
Principal payments	(963)	6.204%	(2,151)	6.491%
Ending balance	$217,697	4.141%	$289,824	4.509%

Monthly averages	$233,394	4.288%	$332,085	4.664%

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

     Non-Segment/Corporate

     The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
Revenues:
Other income	$368	$233	$135	58%
Expenses:
Interest expense	100,722	94,979	5,743	6%
General and administrative	33,705	31,101	2,604	8%
Other expenses	2,182	4,527	(2,345)	-52%
Total expenses	136,609	130,607	6,002	5%
Loss from continuing operations before income taxes	(136,241)	(130,374)	(5,867)	5%
Income tax (expense) benefit	(186)	(23)	(163)	709%
Loss from continuing operations	(136,427)	(130,397)	(6,030)	5%
Less: Preferred stock dividends	11,676	14,379	(2,703)	-19%
Less: Preferred stock redemption charge	-	9,769	(9,769)	-100%
Net loss attributable to common stockholders	$(148,103)	$(154,545)	$6,442	-4%

     The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2018	2017	$	%
Senior unsecured notes	$93,414	$86,591	$6,823	8%
Secured debt	38	60	(22)	-37%
Primary unsecured credit facility	4,013	5,037	(1,024)	-20%
Loan expense	3,257	3,291	(34)	-1%
Totals	$100,722	$94,979	$5,743	6%

The change in interest expense on senior unsecured notes is primarily due to the net effect of issuances and extinguishments, as well as the movement of foreign exchange rates and related hedge activity. Loan expense represents the amortization of deferred loan costs incurred in connection with the issuance and amendments of debt. Loan expense changes are due to amortization of charges for costs incurred in connection with senior unsecured note issuances.  The change in interest expense on the primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes.  Please refer to Note 9 of our unaudited consolidated financial statements for additional information regarding our primary unsecured credit facility.

     General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2018 and 2017 were 3.07% and 2.93%, respectively. Other expenses primarily represent severance-related costs associated with the departure of certain executive officers and key employees.

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

     Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance.  General and administrative expenses represent costs unrelated to property operations.  These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets.  Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties under a consistent population which eliminates changes in the composition of our portfolio.  As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2017.  Land parcels, loans, and sub-leases as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts.  We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliations:	2017	2017	2017	2017	2018
Net income (loss)	$337,610	$203,441	$89,299	$(89,743)	$453,555
Loss (gain) on real estate dispositions, net	(244,092)	(42,155)	(1,622)	(56,381)	(338,184)
Loss (income) from unconsolidated entities	23,106	3,978	(3,408)	59,449	2,429
Income tax expense (benefit)	2,245	(8,448)	669	25,663	1,588
Other expenses	11,675	6,339	99,595	60,167	3,712
Impairment of assets	11,031	13,631	-	99,821	28,185
Provision for loan losses	-	-	-	62,966	-
Loss (gain) on extinguishment of debt, net	31,356	5,515	-	371	11,707
Loss (gain) on derivatives and financial instruments, net	1,224	736	324	-	(7,173)
General and administrative expenses	31,101	32,632	29,913	28,365	33,705
Depreciation and amortization	228,276	224,847	230,138	238,458	228,201
Interest expense	118,597	116,231	122,578	127,217	122,775
Consolidated net operating income (NOI)	$552,129	$556,747	$567,486	$556,353	$540,500

NOI by segment:
Triple-net	$249,735	$241,347	$244,916	$231,083	$222,738
Seniors housing operating	209,442	218,978	225,100	226,509	225,226
Outpatient medical	92,719	96,183	96,772	98,393	92,168
Non-segment/corporate	233	239	698	368	368
Total NOI	$552,129	$556,747	$567,486	$556,353	$540,500

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,
SSNOI Reconciliations:		2017	2017	2017	2017	2018
NOI:
Triple-net		$249,735	$241,347	$244,916	$231,083	$222,738
Seniors housing operating		209,442	218,978	225,100	226,509	225,226
Outpatient medical		92,719	96,183	96,772	98,393	92,168
Total		551,896	556,508	566,788	555,985	540,132
Adjustments:
Triple-net:
Non SSNOI on same store properties		(9,239)	(8,391)	(8,196)	(7,597)	(8,729)
NOI attributable to non same store properties		(75,156)	(65,842)	(67,439)	(55,451)	(48,530)
Subtotal		(84,395)	(74,233)	(75,635)	(63,048)	(57,259)
Seniors housing operating:
Non SSNOI on same store properties		316	558	288	424	312
NOI attributable to non same store properties		(3,980)	(3,632)	(5,497)	(11,426)	(13,960)
Subtotal		(3,664)	(3,074)	(5,209)	(11,002)	(13,648)
Outpatient medical:
Non SSNOI on same store properties		(1,821)	(2,306)	(1,441)	(1,734)	(876)
NOI attributable to non same store properties		(10,091)	(12,708)	(13,744)	(14,303)	(4,890)
Subtotal		(11,912)	(15,014)	(15,185)	(16,037)	(5,766)
SSNOI:	Properties
Triple-net	461	165,340	167,114	169,281	168,035	165,479
Seniors housing operating	406	205,778	215,904	219,891	215,507	211,578
Outpatient medical	220	80,807	81,169	81,587	82,356	86,402
Total	1,087	$451,925	$464,187	$470,759	$465,898	$463,459

SSNOI Property Reconciliation:
Total properties	1,257
Acquisitions	(58)
Developments	(30)
Held for sale	(45)
Transitions/restructurings	(28)
Other(1)	(9)
Same store properties	1,087
(1) Includes eight land parcels and one loan.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliations:	2017	2017	2017	2017	2018
NICS	$312,639	$188,429	$74,043	$(111,523)	$437,671
Depreciation and amortization	228,276	224,847	230,138	238,458	228,201
Impairment of assets	11,031	13,631	-	99,821	28,185
Loss (gain) on real estate dispositions, net	(244,092)	(42,155)	(1,622)	(56,381)	(338,184)
Noncontrolling interests	(18,107)	(16,955)	(16,826)	(8,131)	(16,353)
Unconsolidated entities	16,484	16,593	9,989	16,980	13,700
FFO	$306,231	$384,390	$295,722	$179,224	$353,220

Average common shares outstanding:
Basic	362,534	366,524	369,089	370,485	371,426
Diluted for NICS purposes	364,652	368,149	370,740	370,485	373,257
Diluted for FFO purposes	364,652	368,149	370,740	372,145	373,257

Per share data:
NICS
Basic	$0.86	$0.51	$0.20	$(0.30)	$1.18
Diluted	0.86	0.51	0.20	(0.30)	1.17

FFO
Basic	$0.84	$1.05	$0.80	$0.48	$0.95
Diluted	0.84	1.04	0.80	0.48	0.95

     The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
EBITDA Reconciliations:	2017	2017	2017	2017	2018
Net income (loss)	$337,610	$203,441	$89,299	$(89,743)	$453,555
Interest expense	118,597	116,231	122,578	127,217	122,775
Income tax expense (benefit)	2,245	(8,448)	669	25,663	1,588
Depreciation and amortization	228,276	224,847	230,138	238,458	228,201
EBITDA	$686,728	$536,071	$442,684	$301,595	$806,119

Interest Coverage Ratio:
Interest expense	$118,597	$116,231	$122,578	$127,217	$122,775
Non-cash interest expense	(1,679)	(2,946)	(3,199)	(2,534)	(4,179)
Capitalized interest	4,129	3,358	2,545	3,456	2,336
Total interest	121,047	116,643	121,924	128,139	120,932
EBITDA	$686,728	$536,071	$442,684	$301,595	$806,119
Interest coverage ratio	5.67x	4.60x	3.63x	2.35x	6.67x

Fixed Charge Coverage Ratio:
Total interest	$121,047	$116,643	$121,924	$128,139	$120,932
Secured debt principal payments	16,249	15,958	15,300	16,572	14,247
Preferred dividends	14,379	11,680	11,676	11,676	11,676
Total fixed charges	151,675	144,281	148,900	156,387	146,855
EBITDA	$686,728	$536,071	$442,684	$301,595	$806,119
Fixed charge coverage ratio	4.53x	3.72x	2.97x	1.93x	5.49x

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,	June 30,	September 30,	December 31,	March 31,
Reconciliations:	2017	2017	2017	2017	2018
Net income	$1,254,208	$1,246,899	$981,458	$540,613	$656,551
Interest expense	506,982	490,886	483,765	484,622	488,800
Income tax expense (benefit)	(15,158)	(23,093)	(22,119)	20,128	19,471
Depreciation and amortization	900,822	899,100	911,180	921,720	921,645
EBITDA	2,646,854	2,613,792	2,354,284	1,967,083	2,086,467
Loss (income) from unconsolidated entities	29,643	31,662	26,505	83,125	62,448
Transaction costs	34,702	29,545	9,704	-	-
Stock-based compensation expense(1)	25,588	23,321	24,710	19,102	25,753
Loss (gain) on extinguishment of debt, net	48,593	54,074	54,074	37,241	17,593
Loss (gain) on real estate dispositions, net	(608,139)	(648,763)	(488,034)	(344,250)	(438,342)
Impairment of assets	33,923	47,554	37,849	124,483	141,637
Provision for loan losses	10,215	10,215	10,215	62,966	62,966
Loss (gain) on derivatives and financial instruments, net	(1,225)	(489)	2,351	2,284	(6,113)
Other expenses(1)	19,396	23,997	122,211	176,395	167,524
Additional other income	(16,664)	(4,853)	(4,853)	-	-
Adjusted EBITDA	$2,222,886	$2,180,055	$2,149,016	$2,128,429	$2,119,933

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$506,982	$490,886	$483,765	$484,622	$488,800
Capitalized interest	18,035	17,087	14,866	13,489	11,696
Non-cash interest expense	(3,958)	(5,386)	(8,041)	(10,359)	(12,858)
Total interest	521,059	502,587	490,590	487,752	487,638
Adjusted EBITDA	$2,222,886	$2,180,055	$2,149,016	$2,128,429	$2,119,933
Adjusted interest coverage ratio	4.27x	4.34x	4.38x	4.36x	4.35x

Total interest	$521,059	$502,587	$490,590	$487,752	$487,638
Secured debt principal payments	72,073	68,935	66,084	64,078	62,077
Preferred dividends	63,434	58,762	54,086	49,410	46,707
Total fixed charges	656,566	630,284	610,760	601,240	596,422
Adjusted EBITDA	$2,222,886	$2,180,055	$2,149,016	$2,128,429	$2,119,933
Adjusted fixed charge coverage ratio	3.39x	3.46x	3.52x	3.54x	3.55x

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2017	2017	2017	2017	2018
Book capitalization:
Borrowings under primary unsecured credit facility	$522,000	$385,000	$420,000	$719,000	$865,000
Long-term debt obligations(1)	10,932,185	10,994,946	11,101,592	11,012,936	10,484,840
Cash & cash equivalents(2)	(380,360)	(442,284)	(250,776)	(249,620)	(202,824)
Total net debt	11,073,825	10,937,662	11,270,816	11,482,316	11,147,016
Total equity and noncontrolling interests(3)	15,495,681	15,702,399	15,631,412	15,300,646	15,448,201
Book capitalization	$26,569,506	$26,640,061	$26,902,228	$26,782,962	$26,595,217
Net debt to book capitalization ratio	42%	41%	42%	43%	42%

Undepreciated book capitalization:
Total net debt	$11,073,825	$10,937,662	$11,270,816	$11,482,316	$11,147,016
Accumulated depreciation and amortization	4,335,160	4,568,408	4,826,418	4,838,370	4,990,780
Total equity and noncontrolling interests(3)	15,495,681	15,313,523	15,631,412	15,300,646	15,448,201
Undepreciated book capitalization	$30,904,666	$30,819,593	$31,728,646	$31,621,332	$31,585,997
Net debt to undepreciated book capitalization ratio	36%	35%	36%	36%	35%

Market capitalization:
Common shares outstanding	364,564	368,878	370,342	371,732	371,971
Period end share price	$70.82	$74.85	$70.28	$63.77	$54.43
Common equity market capitalization	$25,818,422	$27,610,518	$26,027,636	$23,705,350	$20,246,382
Total net debt	11,073,825	10,937,662	11,270,816	11,482,316	11,147,016
Noncontrolling interests(3)	859,478	873,567	901,487	877,499	889,766
Preferred stock	718,750	718,750	718,503	718,503	718,498
Enterprise value	$38,470,475	$40,140,497	$38,918,442	$36,783,668	$33,001,662
Net debt to market capitalization ratio	29%	27%	29%	31%	34%

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

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors.  Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future.  However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change.  If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition.  Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information regarding significant accounting policies that impact us.  There have been no material changes to these policies in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms, including the QCP Acquisition and ProMedica joint venture, or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2017, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	March 31, 2018		December 31, 2017
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,305,556	$(475,650)	$7,710,219	$(500,951)
Secured debt	1,626,085	(56,980)	1,749,958	(63,492)
Totals	$8,931,641	$(532,630)	$9,460,177	$(564,443)

     Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At March 31, 2018, we had $2,438,743,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $24,387,000.  At December 31, 2017, we had $2,294,678,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,947,000.

     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2018, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $6,000,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2018		December 31, 2017
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$29,922	$12,933	$23,238	$12,929
Debt designated as hedges	1,666,769	16,668	1,620,273	16,203
Totals	$1,696,691	$29,601	$1,643,511	$29,132

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

Item 1A. Risk Factors

     There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	64,408	$60.26
February 1, 2018 through February 28, 2018	-	-
March 1, 2018 through March 31, 2018	5,504	52.53
Totals	69,912	$59.65

(1) During the three months ended March 31, 2018, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information

     None.

Item 6. Exhibits

2.1              Agreement and Plan of Merger, dated as of April 25, 2018, by and among Welltower Inc. (the “Company”), Potomac Acquisition LLC, Quality Care Properties, Inc. and certain subsidiaries of Quality Care Properties, Inc. (filed with the Securities and Exchange Commission as Exhibit 2.1 to the Company’s Form 8-K filed April 26, 2018, and incorporated herein by reference thereto).

4.1              Indenture, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Form 8-K filed March 15, 2010, and incorporated herein by reference thereto).

4.2              Supplemental Indenture No. 13, dated as of April 10, 2018, between the Company and the Trustee (filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 10, 2018, and incorporated herein by reference thereto).

4.3              Form of Global Note due 2028 (included in Exhibit 4.2 hereto).

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

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB   XBRL Taxonomy Extension Label Linkbase Document*

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: May 4, 2018	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ JOHN A. GOODEY
John A. Goodey,
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2018	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Vice President & Controller (Principal Accounting Officer)