Form 10-Q
period 2018-06-30
WELLTOWER INC.
filed 2018-08-02
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-8923
WELLTOWER INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1096634
(State or other jurisdiction of Incorporation)	(IRS Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of July 27, 2018, the registrant had 372,027,784 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2018 (Unaudited)	December 31, 2017 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$2,746,046	$2,734,467
Buildings and improvements	25,443,106	25,373,117
Acquired lease intangibles	1,534,755	1,502,471
Real property held for sale, net of accumulated depreciation	547,321	734,147
Construction in progress	200,569	237,746
Gross real property owned	30,471,797	30,581,948
Less accumulated depreciation and amortization	(5,113,928)	(4,838,370)
Net real property owned	25,357,869	25,743,578
Real estate loans receivable	449,467	495,871
Less allowance for losses on loans receivable	(68,372)	(68,372)
Net real estate loans receivable	381,095	427,499
Net real estate investments	25,738,964	26,171,077
Other assets:
Investments in unconsolidated entities	450,027	445,585
Goodwill	68,321	68,321
Cash and cash equivalents	215,120	243,777
Restricted cash	57,263	65,526
Straight-line rent receivable	367,358	389,168
Receivables and other assets	721,929	560,991
Total other assets	1,880,018	1,773,368
Total assets	$27,618,982	$27,944,445

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$540,000	$719,000
Senior unsecured notes	8,373,774	8,331,722
Secured debt	2,450,483	2,608,976
Capital lease obligations	71,302	72,238
Accrued expenses and other liabilities	984,779	911,863
Total liabilities	12,420,338	12,643,799
Redeemable noncontrolling interests	398,157	375,194
Equity:
Preferred stock	718,498	718,503
Common stock	372,801	372,449
Capital in excess of par value	17,661,384	17,662,681
Treasury stock	(68,661)	(64,559)
Cumulative net income	5,932,035	5,316,580
Cumulative dividends	(10,142,162)	(9,471,712)
Accumulated other comprehensive income (loss)	(132,631)	(111,465)
Other equity	659	670
Total Welltower Inc. stockholders’ equity	14,341,923	14,423,147
Noncontrolling interests	458,564	502,305
Total equity	14,800,487	14,925,452
Total liabilities and equity	$27,618,982	$27,944,445

NOTE: The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$333,601	$355,599	$676,970	$722,741
Resident fees and services	763,345	677,040	1,499,279	1,347,377
Interest income	13,462	20,901	28,110	41,649
Other income	15,504	5,062	18,518	9,133
Total revenues	1,125,912	1,058,602	2,222,877	2,120,900

Expenses:
Interest expense	121,416	116,231	244,191	234,827
Property operating expenses	568,751	501,855	1,125,216	1,012,024
Depreciation and amortization	236,275	224,847	464,476	453,124
General and administrative	32,831	32,632	66,536	63,733
Loss (gain) on derivatives and financial instruments, net	(7,460)	736	(14,633)	1,960
Loss (gain) on extinguishment of debt, net	299	5,515	12,006	36,870
Impairment of assets	4,632	13,631	32,817	24,662
Other expenses	10,058	6,339	13,770	18,014
Total expenses	966,802	901,786	1,944,379	1,845,214

Income (loss) from continuing operations before income taxes
and income from unconsolidated entities	159,110	156,816	278,498	275,686
Income tax (expense) benefit	(3,841)	8,448	(5,429)	6,203
Income (loss) from unconsolidated entities	1,249	(3,978)	(1,180)	(27,084)
Income (loss) from continuing operations	156,518	161,286	271,889	254,805
Gain (loss) on real estate dispositions, net	10,755	42,155	348,939	286,247
Net income	167,273	203,441	620,828	541,052
Less: Preferred stock dividends	11,676	11,680	23,352	26,059
Less: Preferred stock redemption charge	—	—	—	9,769
Less: Net income (loss) attributable to noncontrolling interests(1)	1,165	3,332	5,373	4,156
Net income (loss) attributable to common stockholders	$154,432	$188,429	$592,103	$501,068

Average number of common shares outstanding:
Basic	371,640	366,524	371,552	364,551
Diluted	373,075	368,149	373,186	366,423

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.42	$0.44	$0.73	$0.70
Net income (loss) attributable to common stockholders	$0.42	$0.51	$1.59	$1.37
Diluted:
Income (loss) from continuing operations	$0.42	$0.44	$0.73	$0.70
Net income (loss) attributable to common stockholders	$0.41	$0.51	$1.59	$1.37

Dividends declared and paid per common share	$0.87	$0.87	$1.74	$1.74

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$167,273	$203,441	$620,828	$541,052

Other comprehensive income (loss):
Unrecognized gain (loss) on available-for-sale securities	—	(5,908)	—	(16,477)
Foreign currency translation gain (loss)	(50,123)	27,713	(33,797)	33,426
Total other comprehensive income (loss)	(50,123)	21,805	(33,797)	16,949

Total comprehensive income (loss)	117,150	225,246	587,031	558,001
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(7,580)	11,562	(7,258)	15,198
Total comprehensive income (loss) attributable to common stockholders	$124,730	$213,684	$594,289	$542,803

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2018
							Accumulated
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at beginning of period	$718,503	$372,449	$17,662,681	$(64,559)	$5,316,580	$(9,471,712)	$(111,465)	$670	$502,305	$14,925,452
Comprehensive income:
Net income (loss)					615,455				7,546	623,001
Other comprehensive income							(21,166)		(12,631)	(33,797)
Total comprehensive income										589,204
Net change in noncontrolling interests			(27,979)						(38,656)	(66,635)
Amounts related to stock incentive plans, net of forfeitures		168	16,886	(4,102)				(11)		12,941
Proceeds from issuance of common stock		184	9,791							9,975
Conversion of preferred stock	(5)		5							—
Dividends paid:
Common stock dividends						(647,098)				(647,098)
Preferred stock dividends						(23,352)				(23,352)
Balances at end of period	$718,498	$372,801	$17,661,384	$(68,661)	$5,932,035	$(10,142,162)	$(132,631)	$659	$458,564	$14,800,487

	Six Months Ended June 30, 2017
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$363,071	$16,999,691	$(54,741)	$4,803,575	$(8,144,981)	$(169,531)	$3,059	$475,079	$15,281,472
Comprehensive income:
Net income (loss)					536,896				5,302	542,198
Other comprehensive income							5,907		11,042	16,949
Total comprehensive income										559,147
Net change in noncontrolling interests			(4,247)						(6,732)	(10,979)
Amounts related to stock incentive plans, net of forfeitures		337	11,803	(7,583)				(1,896)		2,661
Proceeds from issuance of common stock		6,026	417,506							423,532
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Redemption of equity membership units		91	5,464	(11)						5,544
Option compensation expense								10		10
Dividends paid:
Common stock dividends						(634,296)				(634,296)
Preferred stock dividends						(26,059)				(26,059)
Balances at end of period	$718,750	$369,525	$17,439,977	$(62,335)	$5,330,702	$(8,805,336)	$(163,624)	$1,173	$484,691	$15,313,523

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$620,828	$541,052
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	464,476	453,124
Other amortization expenses	7,984	7,789
Impairment of assets	32,817	24,662
Stock-based compensation expense	16,725	9,669
Loss (gain) on derivatives and financial instruments, net	(14,633)	1,960
Loss (gain) on extinguishment of debt, net	12,006	36,870
Loss (income) from unconsolidated entities	1,180	27,084
Rental income less than (in excess of) cash received	13,544	(41,325)
Amortization related to above (below) market leases, net	1,363	48
Loss (gain) on real estate dispositions, net	(348,939)	(286,247)
Distributions by unconsolidated entities	21	3,225
Increase (decrease) in accrued expenses and other liabilities	46,718	70,005
Decrease (increase) in receivables and other assets	(15,666)	(3,807)
Net cash provided from (used in) operating activities	838,424	844,109

Investing activities:
Cash disbursed for acquisitions	(595,596)	(237,119)
Cash disbursed for capital improvements to existing properties	(111,332)	(93,147)
Cash disbursed for construction in progress	(62,978)	(149,046)
Capitalized interest	(4,436)	(7,488)
Investment in real estate loans receivable	(48,291)	(50,717)
Principal collected on real estate loans receivable	91,427	36,500
Other investments, net of payments	(48,212)	52,457
Contributions to unconsolidated entities	(32,768)	(65,631)
Distributions by unconsolidated entities	22,897	47,384
Proceeds from (payments on) derivatives	(27,678)	19,665
Proceeds from sales of real property	947,218	1,203,782
Net cash provided from (used in) investing activities	130,251	756,640

Financing activities:
Net increase (decrease) under unsecured credit facilities	(179,000)	(260,000)
Proceeds from issuance of senior unsecured notes	545,074	—
Payments to extinguish senior unsecured notes	(450,000)	—
Net proceeds from the issuance of secured debt	44,606	161,799
Payments on secured debt	(224,958)	(1,020,129)
Net proceeds from the issuance of common stock	10,188	424,451
Redemption of preferred stock	—	(287,500)
Payments for deferred financing costs and prepayment penalties	(18,639)	(52,838)
Contributions by noncontrolling interests(1)	8,421	9,663
Distributions to noncontrolling interests(1)	(59,484)	(38,143)
Cash distributions to stockholders	(670,859)	(660,355)
Other financing activities	(5,639)	(8,925)
Net cash provided from (used in) financing activities	(1,000,290)	(1,731,977)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(5,305)	11,649
Increase (decrease) in cash, cash equivalents and restricted cash	(36,920)	(119,579)
Cash, cash equivalents and restricted cash at beginning of period	309,303	607,220
Cash, cash equivalents and restricted cash at end of period	$272,383	$487,641

Supplemental cash flow information:
Interest paid	$209,156	$210,184
Income taxes paid (received), net	4,835	4,360

(1) Includes amounts attributable to redeemable noncontrolling interests.

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
2. Accounting Policies and Related Matters
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily an indication of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

•
In 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  The standard clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset.  The standard also defines the term “in substance nonfinancial asset” and clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control over it.  We adopted Subtopic 610-20 using a modified retrospective approach on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

•
In 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception.  The practicability exception is available for equity investments that do not have readily determinable fair values. This standard requires us to recognize gains and losses from changes in the fair value of our available-for-sale equity securities through the consolidated statement of comprehensive income rather than through accumulated other comprehensive income.  During the six months ended June 30, 2018, we recognized a gain of $14,633,000 in loss (gain) on derivatives and financial instruments, net on the Consolidated Statement of Comprehensive Income. There was no adjustment to accumulated other comprehensive income upon adoption at January 1, 2018 as accumulated losses were recognized as other-than-temporary impairment during the year ended December 31, 2017.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
As of December 31, 2017, we adopted ASU No. 2016-18, “Restricted Cash,” and ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  ASU No. 2016-18 requires an entity to reconcile and explain the period over period change in total cash, cash equivalents and restricted cash within its consolidated statement of cash flows and ASU 2016-15 provides guidance clarifying how certain cash receipts and cash payments should be classified.  We adopted these accounting standards retrospectively and, accordingly, certain line items in the consolidated statement of cash flows have been reclassified to conform to the current presentation.  The following table summarizes the change in cash flows as reported and as previously reported prior to the adoption of these standards for the six months ended June 30, 2017 (in thousands):

	As Reported	As Previously Reported
Decrease (increase) in restricted cash	$—	$142,485
Net cash provided from (used in) investing activities	756,640	899,125
Increase (decrease) in balance(1)	(119,579)	22,906
Balance at beginning of period(1)	607,220	419,378
Balance at end of period(1)	487,641	442,284
(1) Amounts in As Reported column include cash and cash equivalents and restricted cash as required.  Amounts in the As Previously Reported column reflect only cash and cash equivalents.

•
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The early adoption of this standard on April 1, 2018, did not result in a cumulative effect adjustment and all applicable changes for the company were prospectively made. Please refer to Note 11 of the consolidated financial statements for additional detail on this adoption.

 The following ASUs have been issued but not yet adopted:

•
In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their consolidated statements of comprehensive income over the lease term.  It will also require disclosures designed to give financial statement users information regarding amount, timing, and uncertainty of cash flows arising from leases.  The FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements" in July 2018, which provides lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components, and, instead, to account for those components as a single lease component, if certain criteria are met.  ASU 2016-02 is effective for us beginning January 1, 2019, with early adoption permitted.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the consolidated financial statements.  ASU 2018-11 also provides a practical expedient that allows companies to use an optional transition method. Under the optional transition method, a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement. We are currently evaluating the impact of this guidance on our consolidated financial statements from both the lessee and lessor perspective.  We believe that adoption will likely have a material impact to our consolidated financial statements for the recognition of certain operating leases as right-of-use assets and lease liabilities and related amortization.  We expect to utilize the practical expedients in ASU 2018-11 as part of our adoption of this guidance.

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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Triple-net Activity

		Six Months Ended
	(In thousands)	June 30, 2018	June 30, 2017
	Land and land improvements	$1,691	$30,440
	Buildings and improvements	—	188,569
	Total assets acquired	1,691	219,009
	Accrued expenses and other liabilities	(6)	(20,855)
	Total liabilities assumed	(6)	(20,855)
	Noncontrolling interests	—	(7,284)
	Non-cash acquisition related activity(1)	—	(54,989)
	Cash disbursed for acquisitions(2)	1,685	135,881
	Construction in progress additions	38,238	76,245
Less:	Capitalized interest	(1,432)	(3,215)
	Foreign currency translation	132	(3,044)
	Cash disbursed for construction in progress	36,938	69,986
	Capital improvements to existing properties	8,569	15,269
	Total cash invested in real property, net of cash acquired	$47,192	$221,136
(1) For the six months ended June 30, 2017, $54,989,000 is related to the acquisition of assets previously financed as a real estate loan receivable.
(2) Primarily represents land acquired on an existing property during the six months ended June 30, 2018.

Seniors Housing Operating Activity

		Six Months Ended
	(In thousands)	June 30, 2018	June 30, 2017
	Land and land improvements	$47,865	$10,590
	Building and improvements	535,921	69,056
	Acquired lease intangibles	68,084	3,596
	Receivables and other assets	1,255	296
	Total assets acquired(1)	653,125	83,538
	Secured debt	(89,973)	—
	Accrued expenses and other liabilities	(14,686)	(8,606)
	Total liabilities assumed	(104,659)	(8,606)
	Noncontrolling interests	(9,818)	(647)
	Non-cash acquisition related activity(2)	—	(31,546)
	Cash disbursed for acquisitions	538,648	42,739
	Construction in progress additions	20,704	42,787
Less:	Capitalized interest	(1,783)	(3,804)
	Foreign currency translation	1,176	3,060
	Cash disbursed for construction in progress	20,097	42,043
	Capital improvements to existing properties	76,237	60,129
	Total cash invested in real property, net of cash acquired	$634,982	$144,911
(1) Excludes $2,442,000 and $400,000 of unrestricted and restricted cash acquired during the six months ended June 30, 2018 and 2017, respectively.
(2) Includes $6,349,000 related to the acquisition of assets previously financed as real estate loans receivable and $25,197,000 previously financed as an investment in an unconsolidated entity during the six months ended June 30, 2017.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outpatient Medical Activity

		Six Months Ended
	(In thousands)	June 30, 2018	June 30, 2017
	Land and land improvements	$7,369	$25,060
	Buildings and improvements	42,673	62,038
	Acquired lease intangibles	5,852	8,397
	Receivables and other assets	1	118
	Total assets acquired(1)	55,895	95,613
	Secured debt	—	(25,824)
	Accrued expenses and other liabilities	(632)	(2,210)
	Total liabilities assumed	(632)	(28,034)
	Noncontrolling interests	—	(9,080)
	Cash disbursed for acquisitions	55,263	58,499
	Construction in progress additions	11,319	31,830
Less:	Capitalized interest	(1,221)	(1,343)
	Accruals(2)	(4,155)	6,530
	Cash disbursed for construction in progress	5,943	37,017
	Capital improvements to existing properties	26,526	17,409
	Total cash invested in real property	$87,732	$112,925

(1) Excludes $1,950,000 and $0 of unrestricted and restricted cash acquired during the six months ended June 30, 2018 and 2017, respectively.
(2) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Development projects:
Triple-net	$59,188	266,650
Seniors housing operating	37,215	3,634
Outpatient medical	11,358	63,036
Total development projects	107,761	333,320
Expansion projects	—	2,798
Total construction in progress conversions	$107,761	$336,118

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2018	December 31, 2017
Assets:
In place lease intangibles	$1,380,504	$1,352,139
Above market tenant leases	58,373	58,443
Below market ground leases	59,030	58,784
Lease commissions	36,848	33,105
Gross historical cost	1,534,755	1,502,471
Accumulated amortization	(1,150,396)	(1,125,437)
Net book value	$384,359	$377,034

Weighted-average amortization period in years	14.7	15.1

Liabilities:
Below market tenant leases	$71,660	$60,430
Above market ground leases	8,540	8,540
Gross historical cost	80,200	68,970
Accumulated amortization	(41,503)	(39,629)
Net book value	$38,697	$29,341

Weighted-average amortization period in years	16.0	20.1

The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental income related to above/below market tenant leases, net	$(333)	$267	$(684)	$571
Property operating expenses related to above/below market ground leases, net	(312)	(307)	(679)	(619)
Depreciation and amortization related to in place lease intangibles and lease commissions	(33,763)	(35,439)	(66,024)	(74,741)

The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2018	$61,540	$2,953
2019	83,254	5,546
2020	54,511	5,059
2021	22,985	4,559
2022	17,996	4,095
Thereafter	144,073	16,485
Total	$384,359	$38,697

5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g., property type, relationship or geography). At June 30, 2018, 35 triple-net, 18 seniors housing operating and two outpatient medical properties with an aggregate real estate balance of $547,321,000 were classified as held for sale. During the six months ended June 30, 2018, we recorded impairment charges of $32,817,000 on certain held for sale properties for which the carrying values exceeded the fair values, less estimated costs to sell if applicable. The following is a summary of our real property disposition activity for the periods presented (in thousands):

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2018	June 30, 2017
Real estate dispositions:
Triple-net	$367,978	$882,436
Seniors housing operating	2,200	13,845
Outpatient medical	223,069	—
Total dispositions	593,247	896,281
Gain (loss) on real estate dispositions, net	348,939	286,247
Net other assets/liabilities disposed	5,032	21,254
Proceeds from real estate dispositions	$947,218	$1,203,782
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Total revenues	$35,236	$60,241	$78,459	$135,348
Expenses:
Interest expense	120	1,540	264	4,266
Property operating expenses	22,364	22,365	45,516	46,606
Provision for depreciation	2,555	12,455	6,874	24,749
Total expenses	25,039	36,360	52,654	75,621
Income (loss) from real estate dispositions, net	$10,197	$23,881	$25,805	$59,727

6. Real Estate Loans Receivable
Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of our accounting policies for real estate loans receivable and related interest income.
The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2018				June 30, 2017
	Triple-net	Seniors Housing Operating	Outpatient Medical	Totals	Triple-net	Outpatient Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$8,281	$11,806	$7,022	$27,109	$10,037	$—	$10,037
Draws on existing loans	21,182	—	—	21,182	40,680	—	40,680
Net cash advances on real estate loans	29,463	11,806	7,022	48,291	50,717	—	50,717
Receipts on real estate loans receivable:
Loan payoffs	58,557	—	—	58,557	97,039	60,500	157,539
Principal payments on loans	32,870	—	—	32,870	798	—	798
Sub-total	91,427	—	—	91,427	97,837	60,500	158,337
Less: Non-cash activity(1)	—	—	—	—	(61,337)	(60,500)	(121,837)
Net cash receipts on real estate loans	91,427	—	—	91,427	36,500	—	36,500
Net cash advances (receipts) on real estate loans	$(61,964)	$11,806	$7,022	$(43,136)	$14,217	$—	$14,217

(1) Triple-net represents acquisitions of assets previously financed as real estate loans. Please see Note 3 for additional information. Outpatient medical represents a deed in lieu of foreclosure on a previously financed first mortgage property.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2016, we restructured real estate loans with Genesis HealthCare and recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  In 2017, we recorded an additional loan loss charge of $62,966,000 relating to real estate loans with Genesis HealthCare based on an estimation of expected future cash flows discounted at the effective interest rate of the loans. At June 30, 2018, the allowance for loan losses totals $68,372,000 and is deemed to be sufficient to absorb expected losses related to these loans.  At June 30, 2018, we had no real estate loans with outstanding balances on non-accrual status and recorded no provision for loan losses during the six months ended June 30, 2018.
The following is a summary of our impaired loans (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Balance of impaired loans at end of period	$214,871	$289,473
Allowance for loan losses	68,372	5,811
Balance of impaired loans not reserved	$146,499	$283,662
Average impaired loans for the period	$252,172	$327,324
Interest recognized on impaired loans(1)	8,847	16,464

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

	Percentage Ownership(1)	June 30, 2018	December 31, 2017
Triple-net	10% to 49%	$22,002	$22,856
Seniors housing operating	10% to 50%	339,737	352,430
Outpatient medical	43%	88,288	70,299
Total		$450,027	$445,585

(1) Excludes in-substance real estate investments.

At June 30, 2018, the aggregate unamortized basis difference of our joint venture investments of $107,508,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture.  This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
8. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2018, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	161	$165,935	15%
Brookdale Senior Living	137	83,467	8%
Revera(3)	98	78,233	7%
Genesis HealthCare	86	67,546	6%
Benchmark Senior Living	48	49,941	5%
Remaining portfolio	727	652,539	59%
Totals	1,257	$1,097,661	100%

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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Borrowings Under Credit Facilities and Related Items
 At June 30, 2018, we had a primary unsecured credit facility with a consortium of 29 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2018).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (2.99% at June 30, 2018). The applicable margin is based on our debt ratings and was 0.90% at June 30, 2018.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on our debt ratings and was 0.15% at June 30, 2018.  The term credit facilities mature on May 13, 2021. The revolving credit facility is scheduled to mature on May 13, 2020 and can be extended for two successive terms of six months each at our option.
The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance outstanding at quarter end(1)	$540,000	$385,000	$540,000	$385,000
Maximum amount outstanding at any month end	$685,000	$640,000	$865,000	$1,010,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$562,747	$561,626	$463,978	$678,343
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	3.04%	1.94%	2.91%	1.87%

(1) As of June 30, 2018, letters of credit in the aggregate amount of $22,365,000 have been issued, which reduces the borrowing capacity on the unsecured revolving credit facility.

10. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At June 30, 2018, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2018	$—	$197,438	$197,438
2019	600,000	476,109	1,076,109
2020(4)	685,810	138,533	824,343
2021(5,6)	1,140,259	340,621	1,480,880
2022	600,000	224,330	824,330
Thereafter(7,8)	5,435,685	1,085,047	6,520,732
Totals	$8,461,754	$2,462,078	$10,923,832

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 2.6% to 6.5%.
(3) Annual interest rates range from 1.69% to 7.93%.  Carrying value of the properties securing the debt totaled $5,220,301,000 at June 30, 2018.
(4) In November 2015, one of our wholly-owned subsidiaries issued and we guaranteed $300,000,000 of Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $228,310,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2018).
(5) On May 13, 2016, we refinanced the funding on a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $190,259,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2018).  The loan matures on May 13, 2021 and bears interest at the Canadian Dealer Offered Rate plus 95 basis points (2.59% at June 30, 2018).

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6) On May 13, 2016, we refinanced the funding on a $500,000,000 unsecured term credit facility.  The loan matures on May 13, 2021 and bears interest at LIBOR plus 95 basis points (3.0% at June 30, 2018).
(7) On November 20, 2013, we completed the sale of £550,000,000 (approximately $725,835,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2018) of 4.8% senior unsecured notes due 2028.
(8) On November 25, 2014, we completed the sale of £500,000,000 (approximately $659,850,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2018) of 4.5% senior unsecured notes due 2034.
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2018		June 30, 2017
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,417,447	4.306%	$8,260,038	4.245%
Debt issued	550,000	4.250%	—	0.000%
Debt extinguished	(450,000)	2.250%	—	0.000%
Foreign currency	(55,693)	4.022%	83,101	4.320%
Ending balance	$8,461,754	4.456%	$8,343,139	4.276%

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2018		June 30, 2017
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,618,408	3.761%	$3,465,066	4.094%
Debt issued	44,606	3.384%	161,799	2.331%
Debt assumed	85,192	4.395%	23,094	6.670%
Principal payments	(28,385)	3.912%	(32,206)	4.378%
Debt extinguished	(196,573)	5.658%	(987,923)	5.370%
Foreign currency	(61,170)	3.325%	44,859	3.116%
Ending balance	$2,462,078	3.755%	$2,674,689	3.669%

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2018, we were in compliance with all of the covenants under our debt agreements.
11. Derivative Instruments
We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our non-U.S. investments.  Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments and debt issued in foreign currencies to offset a portion of these risks.
  Foreign Currency Forward Contracts Designated as Cash Flow Hedges
For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is deferred as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.
     Foreign Currency Forward Contracts and Cross Currency Swap Contracts Designated as Net Investment Hedges
We use foreign currency forward and cross currency forward swap contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. For instruments that are designated and qualify as net investment hedges, the variability in the foreign currency to U.S. Dollar of the instrument is recorded as a cumulative translation adjustment component of OCI.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the second quarter of 2018, we redesignated these derivative financial instruments that qualify as hedges of net investments in foreign operations using the spot method in order to more closely align the underlying economics of the hedged transactions. The changes in fair values and the excluded components of derivative instruments designated as net investment hedges are recognized as a cumulative translation adjustment component of OCI. The cross currency basis spread is recognized in interest expense on the Consolidated Statement of Comprehensive Income using the swap accrual process. Prior to the adoption of ASU 2017-12, all settlements and changes in fair values of these derivative instruments were recognized as a cumulative transaction adjustment component of OCI and there had been no ineffectiveness on these hedging relationships.
During the six months ended June 30, 2018 and 2017, we settled certain net investment hedges necessitating cash payments of $27,774,000 and generating cash proceeds of $19,665,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
Derivative Contracts Undesignated
We use foreign currency exchange contracts to manage existing exposures to foreign currency exchange risk. Gains and losses resulting from the changes in fair value of these instruments are recorded in interest expense on the consolidated statement of comprehensive income, and are substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures.
In addition, we have several interest rate cap contracts related to variable rate secured debt agreements. Gains and losses resulting from the changes in fair values of these instruments are also recorded in interest expense.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2018	December 31, 2017
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$575,000	$575,000
Denominated in Pounds Sterling	£891,640	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in Canadian Dollars	$—	$36,000

Derivative instruments not designated:
Denominated in U.S. Dollars	$408,007	$408,007
Forward purchase contracts denominated in Canadian Dollars	$(500,000)	$—
Forward sales contracts denominated in Canadian Dollars	$580,000	$80,000
Forward purchase contracts denominated in Pounds Sterling	£(350,000)	£—
Forward sales contracts denominated in Pounds Sterling	£350,000	£—

The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2018	2017	2018	2017
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$4,091	$1,732	$3,822	$4,189

Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$734	$(703)	$2,453	$(935)

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$150,703	$(97,539)	$88,005	$(141,880)

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies
At June 30, 2018, we had 14 outstanding letter of credit obligations totaling $72,966,000 and expiring between 2018 and 2024.  At June 30, 2018, we had outstanding construction in progress of $200,569,000 and were committed to providing additional funds of approximately $369,576,000 to complete construction.  At June 30, 2018, we had contingent purchase obligations totaling $9,317,000.  These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.
We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At June 30, 2018, we had operating lease obligations of $1,115,108,000 relating to certain ground leases and company office space and capital lease obligations of $86,352,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At June 30, 2018, aggregate future minimum rentals to be received under these noncancelable subleases totaled $75,100,000.
13. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2018	December 31, 2017
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	14,375,000	14,375,000
Outstanding shares	14,369,965	14,370,060

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	373,211,708	372,852,311
Outstanding shares	372,029,607	371,731,551

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Six Months Ended
	June 30, 2018		June 30, 2017
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	14,370,060	6.500%	25,875,000	6.500%
Shares redeemed	—	0.000%	(11,500,000)	6.500%
Shares converted	(95)	6.500%	—	0.000%
Ending balance	14,369,965	6.500%	14,375,000	6.500%

During the six months ended June 30, 2017, we recognized a charge of $9,769,000 in connection with the redemption of the Series J preferred stock.
     Common Stock. The following is a summary of our common stock issuances during the six months ended June 30, 2018 and 2017 (dollars in thousands, except average price amounts):

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2017 Dividend reinvestment plan issuances	2,836,216	$70.55	$200,097	$199,757
2017 Option exercises	202,190	50.88	10,288	10,288
2017 Equity shelf program issuances	2,986,574	72.30	215,917	214,406
2017 Redemption of equity membership units	91,180		—	—
2017 Stock incentive plans, net of forfeitures	159,709		—	—
2017 Totals	6,275,869		$426,302	$424,451

2018 Dividend reinvestment plan issuances	182,910	$55.40	$10,133	$10,133
2018 Option exercises	1,026	53.61	55	55
2018 Preferred stock conversions	83		—	—
2018 Stock incentive plans, net of forfeitures	114,037		—	—
2018 Totals	298,056		$10,188	$10,188

Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2018		June 30, 2017
	Per Share	Amount	Per Share	Amount
Common Stock	$1.7400	$647,098	$1.7400	$634,296
Series I Preferred Stock	1.6250	23,352	1.6250	23,360
Series J Preferred Stock	—	—	0.2347	2,699
Totals		$670,450		$660,355

Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2017	$(110,581)	$—	$(884)	$—	$(111,465)
Other comprehensive income before reclassification adjustments	(21,166)	—	—	—	(21,166)
Net current-period other comprehensive income	(21,166)	—	—	—	(21,166)
Balance at June 30, 2018	$(131,747)	$—	$(884)	$—	$(132,631)

Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)
Other comprehensive income before reclassification adjustments	22,384	(16,477)	—	—	5,907
Net current-period other comprehensive income	22,384	(16,477)	—	—	5,907
Balance at June 30, 2017	$(151,112)	$(11,357)	$(1,153)	$(2)	$(163,624)

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $5,167,000 and $16,725,000 for the three and six months ended June 30, 2018, respectively, and $4,763,000 and $9,669,000 for the same periods in 2017.
15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$154,432	$188,429	$592,103	$501,068

Denominator for basic earnings per
share - weighted average shares	371,640	366,524	371,552	364,551
Effect of dilutive securities:
Employee stock options	14	50	15	60
Non-vested restricted shares	325	479	523	438
Redeemable shares	1,096	1,096	1,096	1,374
Dilutive potential common shares	1,435	1,625	1,634	1,872
Denominator for diluted earnings per
share - adjusted weighted average shares	373,075	368,149	373,186	366,423

Basic earnings per share	$0.42	$0.51	$1.59	$1.37
Diluted earnings per share	$0.41	$0.51	$1.59	$1.37
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents and Restricted Cash — The carrying amount approximates fair value.
Equity Securities — Equity securities are recorded at their fair value based on Level 1 publicly available trading prices.
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
Foreign Currency Forward Contracts and Cross Currency Swaps — Foreign currency forward contracts and cross currency swaps are recorded in other assets or other liabilities on the balance sheet at fair market value.  Fair market value is determined using Level 2 inputs by estimating the future value of the currency pair based on existing exchange rates, comprised of current spot and traded forward points, and calculating a present value of the net amount using a discount factor based on observable traded interest rates.
Redeemable OP Unitholder Interests — Our redeemable unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs.  The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$274,226	$282,406	$306,120	$332,508
Other real estate loans receivable	106,869	110,486	121,379	125,480
Equity securities	21,903	21,903	7,269	7,269
Cash and cash equivalents	215,120	215,120	243,777	243,777
Restricted cash	57,263	57,263	65,526	65,526
Foreign currency forward contracts and cross currency swaps	104,729	104,729	15,604	15,604

Financial liabilities:
Borrowings under unsecured credit facilities	$540,000	$540,000	$719,000	$719,000
Senior unsecured notes	8,373,774	8,904,455	8,331,722	9,168,432
Secured debt	2,450,483	2,468,073	2,608,976	2,641,997
Foreign currency forward contracts and cross currency swaps	53,876	53,876	38,654	38,654

Redeemable OP unitholder interests	$97,476	$97,476	$97,476	$97,476
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
Equity securities	$21,903	$21,903	$—	$—
Foreign currency forward contracts and cross currency swaps, net asset (liability)(1)	50,853	—	50,853	—
Redeemable OP unitholder interests	97,476	—	97,476	—
Totals	$170,232	$21,903	$148,329	$—
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
17. Segment Reporting
 We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: triple-net, seniors housing operating and outpatient medical.  Our triple-net properties include long-term/post-acute care facilities, assisted living facilities, independent living/continuing care retirement communities, care homes (United Kingdom), independent supportive living facilities (Canada), care homes with nursing (United Kingdom) and combinations thereof. Under the triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our seniors housing operating properties include the seniors housing communities referenced above that are owned and/or operated through RIDEA structures (see Note 18). Our outpatient medical properties are typically leased to multiple tenants and generally require a certain level of property management.
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
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2018:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$197,961	$—	$135,640	$—	$333,601
Resident fees and services	—	763,345	—	—	763,345
Interest income	13,247	172	43	—	13,462
Other income(1)	13,212	1,650	144	498	15,504
Total revenues	224,420	765,167	135,827	498	1,125,912
Property operating expenses	136	525,662	42,953	—	568,751
Consolidated net operating income	224,284	239,505	92,874	498	557,161
Interest expense	3,800	16,971	1,656	98,989	121,416
Loss (gain) on derivatives and financial instruments, net	(7,460)	—	—	—	(7,460)
Depreciation and amortization	55,309	134,779	46,187	—	236,275
General and administrative	—	—	—	32,831	32,831
Loss (gain) on extinguishment of debt, net	—	299	—	—	299
Impairment of assets	2,420	2,212	—	—	4,632
Other expenses	957	6,167	2,095	839	10,058
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	169,258	79,077	42,936	(132,161)	159,110
Income tax (expense) benefit	(688)	(2,617)	(378)	(158)	(3,841)
Income (loss) from unconsolidated entities	5,062	(5,204)	1,391	—	1,249
Income (loss) from continuing operations	173,632	71,256	43,949	(132,319)	156,518
Gain (loss) on real estate dispositions, net	10,759	(1)	(3)	—	10,755
Net income (loss)	$184,391	$71,255	$43,946	$(132,319)	$167,273
Total assets	$8,735,524	$13,785,165	$4,886,011	$212,282	$27,618,982

(1) Includes $10,805,000 of lease termination fee income recognized in the triple-net segment.

Three Months Ended June 30, 2017:	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$217,889	$—	$137,710	$—	$355,599
Resident fees and services	—	677,040	—	—	677,040
Interest income	20,901	—	—	—	20,901
Other income	2,557	1,049	1,217	239	5,062
Total revenues	241,347	678,089	138,927	239	1,058,602
Property operating expenses	—	459,111	42,744	—	501,855
Consolidated net operating income	241,347	218,978	96,183	239	556,747
Interest expense	2,515	15,403	2,122	96,191	116,231
Loss (gain) on derivatives and financial instruments, net	736	—	—	—	736
Depreciation and amortization	60,171	117,198	47,478	—	224,847
General and administrative	—	—	—	32,632	32,632
Loss (gain) on extinguishment of debt, net	—	2,524	2,991	—	5,515
Impairment of assets	4,846	8,785	—	—	13,631
Other expenses	2,181	1,165	1,310	1,683	6,339
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	170,898	73,903	42,282	(130,267)	156,816
Income tax (expense) benefit	(1,471)	10,247	(351)	23	8,448
Income (loss) from unconsolidated entities	3,867	(8,449)	604	—	(3,978)
Income (loss) from continuing operations	173,294	75,701	42,535	(130,244)	161,286
Gain (loss) on real estate dispositions, net	42,155	—	—	—	42,155
Net income (loss)	$215,449	$75,701	$42,535	$(130,244)	$203,441

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2018	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$404,792	$—	$272,178	$—	$676,970
Resident fees and services	—	1,499,279	—	—	1,499,279
Interest income	27,798	257	55	—	28,110
Other income	14,589	2,798	265	866	18,518
Total revenues	447,179	1,502,334	272,498	866	2,222,877
Property operating expenses	157	1,037,603	87,456	—	1,125,216
Consolidated net operating income	447,022	464,731	185,042	866	1,097,661
Interest expense	7,242	33,906	3,332	199,711	244,191
Loss (gain) on derivatives and financial instruments, net	(14,633)	—	—	—	(14,633)
Depreciation and amortization	111,341	260,548	92,587	—	464,476
General and administrative	—	—	—	66,536	66,536
Loss (gain) on extinguishment of debt, net	(32)	110	11,928	—	12,006
Impairment of assets	28,304	4,513	—	—	32,817
Other expenses	2,077	5,979	2,693	3,021	13,770
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	312,723	159,675	74,502	(268,402)	278,498
Income tax (expense) benefit	(1,824)	(2,455)	(806)	(344)	(5,429)
Income (loss) from unconsolidated entities	10,883	(14,684)	2,621	—	(1,180)
Income (loss) from continuing operations	321,782	142,536	76,317	(268,746)	271,889
Gain (loss) on real estate dispositions, net	134,156	4	214,779	—	348,939
Net income (loss)	$455,938	$142,540	$291,096	$(268,746)	$620,828

Six Months Ended June 30, 2017	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$445,180	$—	$277,561	$—	$722,741
Resident fees and services	—	1,347,377	—	—	1,347,377
Interest income	41,580	69	—	—	41,649
Other income	4,321	2,510	1,830	472	9,133
Total revenues	491,081	1,349,956	279,391	472	2,120,900
Property operating expenses	—	921,536	90,488	—	1,012,024
Consolidated net operating income	491,081	428,420	188,903	472	1,108,876
Interest expense	8,025	31,219	4,413	191,170	234,827
Loss (gain) on derivatives and financial instruments, net	1,960	—	—	—	1,960
Depreciation and amortization	119,781	236,935	96,408	—	453,124
General and administrative	—	—	—	63,733	63,733
Loss (gain) on extinguishment of debt, net	29,083	3,414	4,373	—	36,870
Impairment of assets	4,846	14,191	5,625	—	24,662
Other expenses	7,190	2,943	1,671	6,210	18,014
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	320,196	139,718	76,413	(260,641)	275,686
Income tax (expense) benefit	(2,271)	9,160	(686)	—	6,203
Income (loss) from unconsolidated entities	9,505	(37,640)	1,051	—	(27,084)
Income (loss) from continuing operations	327,430	111,238	76,778	(260,641)	254,805
Gain (loss) on real estate dispositions, net	273,236	13,011	—	—	286,247
Net income (loss)	$600,666	$124,249	$76,778	$(260,641)	$541,052

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$895,734	79.5%	$851,943	80.5%	$1,759,523	79.1%	$1,710,611	80.7%
United Kingdom	112,031	10.0%	99,747	9.4%	228,556	10.3%	193,590	9.1%
Canada	118,147	10.5%	106,912	10.1%	234,798	10.6%	216,699	10.2%
Total	$1,125,912	100.0%	$1,058,602	100.0%	$2,222,877	100.0%	$2,120,900	100.0%

	As of
	June 30, 2018		December 31, 2017
Assets:	Amount	%	Amount	%
United States	$21,959,262	79.5%	$22,274,443	79.7%
United Kingdom	3,208,929	11.6%	3,239,039	11.6%
Canada	2,450,791	8.9%	2,430,963	8.7%
Total	$27,618,982	100.0%	$27,944,445	100.0%

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
Income taxes reflected in the financial statements primarily represents U.S. federal and state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The provision for income taxes for the six months ended June 30, 2018 and 2017, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2014 and subsequent years and by state taxing authorities for the year ended December 31, 2013 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

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

	June 30, 2018	December 31, 2017
Assets
Net real property owned	$983,005	$1,002,137
Cash and cash equivalents	21,360	12,308
Receivables and other assets	15,068	16,330
Total assets(1)	$1,019,433	$1,030,775

Liabilities and equity
Secured debt	$468,104	$471,103
Accrued expenses and other liabilities	15,210	14,832
Total equity	536,119	544,840
Total liabilities and equity	$1,019,433	$1,030,775
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

20. Subsequent Events

Acquisition of Quality Care Properties On July 26, 2018, we completed the acquisition of Quality Care Properties Inc. ("QCP"), with QCP shareholders receiving $20.75 of cash for each share of QCP common stock and all existing QCP debt was repaid. Prior to the acquisition, ProMedica Health System ("ProMedica") completed the acquisition of the operations of HCR ManorCare. Immediately following the acquisition of QCP, we formed an 80/20 joint venture with ProMedica to own the real estate associated with the 218 properties leased to ProMedica under a lease agreement with the following key terms: (i) 15-year absolute triple-net master lease with three five-year renewal options; (ii) initial annual cash rent of $179 million with a year one escalator of 1.375% and 2.75% annual escalators thereafter; and (iii) full corporate guarantee of ProMedica. We drew on a $1.0 billion term loan facility to fund a portion of the acquisition cash consideration and other related expenses. The term loan facility matures two years from the closing. In addition to the term loan facility draw, we drew on our unsecured credit facility described below, in order to fund the acquisition. The aggregate consideration to acquire the QCP shares and repay outstanding QCP debt was approximately $3.8 billion, exclusive of transaction costs, ProMedica's joint venture contribution and cash acquired. Initial accounting for the transaction is incomplete as of August 2, 2018 due to the complexity of the transaction. Pro forma financial information has not been provided herein due to a lack of sufficient information at the time of filing. We intend to file the pro forma financial information as an amendment to our Current Report on Form 8-K filed July 27, 2018.

Unsecured Credit Facility In July 2018, we closed on a new $3.7 billion unsecured credit facility with improved pricing across both our line of credit and term loan facility and terminated the existing unsecured credit facility (see Note 9 for further information on the former facilities). The new credit facility includes $3.0 billion of revolving credit capacity at a borrowing rate of 82.5 basis points over LIBOR, $500 million of USD term loan capacity at a borrowing rate of 90.0 basis points over LIBOR and $250 million of CAD term loan capacity at 90.0 basis points over CIDOR.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Company Overview	28
Business Strategy	28
Key Transactions	29
Key Performance Indicators, Trends and Uncertainties	30
Corporate Governance	32

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash	32
Off-Balance Sheet Arrangements	33
Contractual Obligations	34
Capital Structure	34

RESULTS OF OPERATIONS

Summary	35
Triple-net	35
Seniors Housing Operating	37
Outpatient Medical	39
Non-Segment/Corporate	41

OTHER

Non-GAAP Financial Measures	42
Critical Accounting Policies	49
Cautionary Statement Regarding Forward-Looking Statements	50

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
The following table summarizes our consolidated portfolio for the three months ended June 30, 2018 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$224,284	40.3%	547
Seniors housing operating	239,505	43.0%	455
Outpatient medical	92,874	16.7%	255
Totals	$556,663	100.0%	1,257

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended June 30, 2018, rental income and resident fees and services represented 30% and 67%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At June 30, 2018, we had $215,120,000 of cash and cash equivalents, $57,263,000 of restricted cash and $2,437,635,000 of available borrowing capacity under our primary unsecured credit facility.
Key Transactions
     Capital.   During the six months ended June 30, 2018, we completed the issuance of $550,000,000 of 4.25% senior unsecured notes for net proceeds of approximately $545,074,000, we extinguished $196,573,000 of secured debt at a blended average interest rate of 5.7% and we repaid our 2.25% $450,000,000 of senior unsecured notes at par on maturity on March 15, 2018.  In addition, we raised $10,133,000 through our dividend reinvestment program. During July 2018, we closed on a new $3.7 billion unsecured credit facility with improved pricing across both our line of credit and term loan facility and terminated the existing unsecured credit facility. The credit facility includes $3.0 billion of revolving credit capacity at a borrowing rate of 82.5 basis points over LIBOR, $500 million of USD term loan capacity at a borrowing rate of 90.0 basis points over LIBOR and $250 million of CAD term loan capacity at 90.0 basis points over CIDOR.

     Investments.  The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2018 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors housing operating	11	$599,647	6.7%	$653,125
Outpatient medical	3	47,739	6.0%	55,895
Totals	14	$647,386	6.7%	$709,020

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
In July 2018, we acquired all of the outstanding shares of Quality Care Properties, Inc. and entered into a related joint venture with ProMedica Health System.  For more information, please see Note 20 to the unaudited consolidated financial statements.
     Dispositions.  The following summarizes property dispositions made during the six months ended June 30, 2018 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	30	$514,826	7.7%	$367,978
Seniors housing operating	2	6,908	6.5%	2,200
Outpatient medical	18	428,727	6.0%	223,069
Totals	50	$950,461	6.9%	$593,247

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors announced the annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2017.  The dividend declared for the quarter ended June 30, 2018 represents the 189th consecutive quarterly dividend payment.
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

	Three Month Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2017	2017	2017	2017	2018	2018
Net income (loss)	$337,610	$203,441	$89,299	$(89,743)	$453,555	$167,273
NICS	312,639	188,429	74,043	(111,523)	437,671	154,432
FFO	306,231	384,390	295,722	179,224	353,220	378,725
NOI	552,129	556,747	567,486	556,353	540,500	557,161
SSNOI	448,362	460,001	466,681	462,358	459,875	477,988

Per share data (fully diluted):
NICS	0.86	$0.51	$0.20	$(0.30)	$1.17	$0.41
FFO	0.84	1.04	0.80	0.48	0.95	1.02
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,	June 30,
	2017	2017	2017	2017	2018	2018

Net debt to book capitalization ratio	42%	41%	42%	43%	42%	42%
Net debt to undepreciated book
capitalization ratio	36%	35%	36%	36%	35%	36%
Net debt to market capitalization ratio	29%	27%	29%	31%	34%	31%

Interest coverage ratio	5.67x	4.60x	3.63x	2.35x	6.67x	4.34x
Fixed charge coverage ratio	4.53x	3.72x	2.97x	1.93x	5.49x	3.58x

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2017	2017	2017	2017	2018	2018
Property mix:(1)
Triple-net	45%	44%	43%	42%	41%	40%
Seniors housing operating	38%	39%	40%	41%	42%	43%
Outpatient medical	17%	17%	17%	17%	17%	17%

Relationship mix:(1)
Sunrise Senior Living(2)	14%	14%	14%	14%	15%	15%
Brookdale Senior Living	7%	7%	7%	7%	7%	8%
Revera(2)	7%	7%	7%	7%	7%	7%
Genesis HealthCare	9%	9%	9%	7%	6%	6%
Benchmark Senior Living	4%	5%	5%	4%	4%	5%
Remaining relationships	59%	58%	58%	61%	61%	59%

Geographic mix:(1)
California	13%	14%	13%	13%	14%	14%
United Kingdom	9%	9%	9%	9%	10%	9%
Canada	8%	8%	8%	8%	9%	8%
Texas	7%	7%	7%	8%	8%	8%
New Jersey	7%	8%	8%	8%	8%	7%
Remaining geographic areas	56%	54%	55%	54%	51%	54%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI.  Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.

Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2018 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Expiration Year(1)
	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	Thereafter
Triple-net:
Properties	150	—	—	3	7	7	4	50	55	20	233
Base rent(2)	$204,547	$—	$—	$4,495	$3,589	$—	$10,842	$65,251	$99,230	$37,085	$375,973
% of base rent	25.5%	—%	—%	0.6%	0.4%	—%	1.4%	8.1%	12.4%	4.6%	47.0%
Units/beds	13,897	—	—	571	769	1,115	692	3,893	5,867	2,501	21,552
% of Units/beds	27.3%	—%	—%	1.1%	1.5%	2.2%	1.4%	7.7%	11.5%	4.9%	42.4%

Outpatient medical:
Square feet	455,724	1,149,774	1,341,407	1,579,551	1,721,178	1,205,516	1,161,620	728,037	1,184,766	405,253	4,751,125
Base rent(2)	$11,820	$31,589	$36,508	$42,780	$45,367	$32,458	$33,681	$20,780	$29,875	$11,515	$112,893
% of base rent	2.9%	7.7%	8.9%	10.5%	11.1%	7.9%	8.2%	5.1%	7.3%	2.8%	27.6%
Leases	165	307	319	295	303	260	133	122	137	80	193
% of Leases	7.1%	13.3%	13.8%	12.7%	13.1%	11.2%	5.7%	5.3%	5.9%	3.5%	8.4%

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
Liquidity and Capital Resources
As of December 31, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-18, “Restricted Cash,” and ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  See Note 2 to the unaudited consolidated financial statements for further information.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended		Change
	June 30, 2018	June 30, 2017	$	%
Cash, cash equivalents and restricted cash at beginning of period	$309,303	$607,220	$(297,917)	-49%
Cash provided from (used in) operating activities	838,424	844,109	(5,685)	-1%
Cash provided from (used in) investing activities	130,251	756,640	(626,389)	-83%
Cash provided from (used in) financing activities	(1,000,290)	(1,731,977)	731,687	-42%
Effect of foreign currency translation	(5,305)	11,649	(16,954)	n/a
Cash, cash equivalents and restricted cash at end of period	$272,383	$487,641	$(215,258)	-44%

     Operating Activities. The change in net cash provided from operating activities was immaterial.  Please see “Results of Operations” for discussion of net income fluctuations. For the six months ended June 30, 2018 and 2017, cash flow provided from operations exceeded cash distributions to stockholders.
     Investing Activities.  The changes in net cash provided from/used in investing activities are primarily attributable to changes in acquisition and dispositions, which are summarized above in “Key Transactions” and Notes 3 and 5 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Six months ended		Change
	June 30,	June 30,
	2018	2017	$	%
New development	$62,978	$149,046	$(86,068)	-58%
Recurring capital expenditures, tenant improvements and lease commissions	35,116	28,668	6,448	22%
Renovations, redevelopments and other capital improvements	76,216	64,479	11,737	18%
Total	$174,310	$242,193	$(67,883)	-28%

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
Off-Balance Sheet Arrangements
At June 30, 2018, we had investments in unconsolidated entities with our ownership interests ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At June 30, 2018, we had 14 outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Unsecured revolving credit facility(1)	$540,000	$—	$—	$540,000	$—
Senior unsecured notes and term credit facilities:(2,7)
U.S. Dollar senior unsecured notes	6,150,000	—	1,050,000	1,050,000	4,050,000
Canadian Dollar senior unsecured notes(3)	228,310	—	228,310	—	—
Pounds Sterling senior unsecured notes(3)	1,385,685	—	—	—	1,385,685
U.S. Dollar term credit facility	507,500	—	7,500	500,000	—
Canadian Dollar term credit facility(3)	190,259	—	—	190,259	—
Secured debt:(2,3)
Consolidated	2,462,078	197,438	614,642	564,951	1,085,047
Unconsolidated	749,995	20,084	110,952	38,030	580,929
Contractual interest obligations:(4)
Unsecured revolving credit facility	56,532	8,076	32,304	16,152	—
Senior unsecured notes and term loans(3)	3,194,525	221,794	713,991	555,523	1,703,217
Consolidated secured debt(3)	487,588	46,880	151,660	108,243	180,805
Unconsolidated secured debt(3)	204,531	14,362	52,616	44,226	93,327
Capital lease obligations(5)	86,352	2,087	8,346	8,346	67,573
Operating lease obligations(5)	1,115,108	8,937	35,737	34,255	1,036,179
Purchase obligations(5,7)	378,893	168,366	210,527	—	—
Other long-term liabilities(6)	1,966	737	1,229	—	—
Total contractual obligations	$17,739,322	$688,761	$3,217,814	$3,649,985	$10,182,762

(1) Relates to unsecured revolving credit facility with an aggregate commitment of $3,000,000,000. See Note 9 and Note 20 to our unaudited consolidated financial statements for additional information.
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
(7) Excludes acquisition of Quality Care Properties as discussed in Note 20 to our unaudited consolidated financial statements.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2018, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of July 27, 2018, 14,979,702 shares of common stock remained available for issuance under the DRIP registration statement. We have entered into separate equity distribution agreements with each of Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,000,000,000 aggregate amount of our common stock (“Equity Shelf Program”).  The Equity Shelf Program also allows us to enter into forward sale agreements.  We expect that, if entered into, we will physically settle each forward sale agreement on one

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

or more dates on or prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive per share cash proceeds at settlement equal to the forward sale price under the relevant forward sale agreement.  However, we may also elect to cash settle or net share settle a forward sale agreement.  As of July 27, 2018, we had $784,083,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. We are in the process of updating the registration statement for the Equity Shelf Program during the third quarter. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.
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

	Three Months Ended				Change			Six Months Ended				Change
	June 30,		June 30,					June 30,		June 30,
	2018		2017		Amount		%	2018		2017		Amount		%
Net income	$167,273		$203,441		$(36,168)		-18%	$620,828		$541,052		$79,776		15%
NICS	154,432		188,429		(33,997)		-18%	592,103		501,068		91,035		18%
FFO	378,725		384,390		(5,665)		-1%	731,945		690,623		41,322		6%
EBITDA	528,805		536,071		(7,266)		-1%	1,334,924		1,222,800		112,124		9%
NOI	557,161		556,747		414		—%	1,097,661		1,108,876		(11,215)		-1%
SSNOI	477,988		460,001		17,987		4%	937,863		908,363		29,500		3%

Per share data (fully diluted):
NICS	$0.41		$0.51		$(0.10)		-20%	$1.59		$1.37		$0.22		16%
FFO	$1.02		$1.04		$(0.02)		-2%	$1.96		$1.88		$0.08		4%

Interest coverage ratio	4.34	x	4.60	x	(0.26	)x	-6%	5.50	x	5.14	x	0.36	x	7%
Fixed charge coverage ratio	3.58	x	3.72	x	(0.14	)x	-4%	4.53	x	4.13	x	0.40	x	10%
Triple-net
     The following is a summary of our NOI and SSNOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2018	2017	$	%	2018	2017	$	%
NOI	$224,284	$241,347	$(17,063)	-7%	$447,022	$491,081	$(44,059)	-9%
Non SSNOI attributable to same store properties	(3,446)	(8,557)	5,111	-60%	(12,321)	(17,956)	5,635	-31%
NOI attributable to non same store properties(1)	(38,523)	(64,203)	25,680	-40%	(85,294)	(137,750)	52,456	-38%
SSNOI(2)	$182,315	$168,587	$13,728	8%	$349,407	$335,375	$14,032	4%

(1) Change is primarily due to the acquisition of 17 properties, the transitioning/restructuring of 15 properties, and the conversion of 16 construction projects into revenue-generating properties subsequent to January 1, 2017 and 35 held for sale properties at June 30, 2018.
(2) Relates to 463 same store properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$197,961	$217,889	$(19,928)	-9%	$404,792	$445,180	$(40,388)	-9%
Interest income	13,247	20,901	(7,654)	-37%	27,798	41,580	(13,782)	-33%
Other income	13,212	2,557	10,655	417%	14,589	4,321	10,268	238%
Total revenues	224,420	241,347	(16,927)	-7%	447,179	491,081	(43,902)	-9%
Property operating expenses	136	—	136	n/a	157	—	157	n/a
NOI(1)	224,284	241,347	(17,063)	-7%	447,022	491,081	(44,059)	-9%
Other expenses:
Interest expense	3,800	2,515	1,285	51%	7,242	8,025	(783)	-10%
Loss (gain) on derivatives and financial instruments, net	(7,460)	736	(8,196)	n/a	(14,633)	1,960	(16,593)	n/a
Depreciation and amortization	55,309	60,171	(4,862)	-8%	111,341	119,781	(8,440)	-7%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	(32)	29,083	(29,115)	n/a
Impairment of assets	2,420	4,846	(2,426)	-50%	28,304	4,846	23,458	484%
Other expenses	957	2,181	(1,224)	-56%	2,077	7,190	(5,113)	-71%
Total other expenses	55,026	70,449	(15,423)	-22%	134,299	170,885	(36,586)	-21%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	169,258	170,898	(1,640)	-1%	312,723	320,196	(7,473)	-2%
Income tax (expense) benefit	(688)	(1,471)	783	-53%	(1,824)	(2,271)	447	-20%
Income (loss) from unconsolidated entities	5,062	3,867	1,195	31%	10,883	9,505	1,378	14%
Income from continuing operations	173,632	173,294	338	—%	321,782	327,430	(5,648)	-2%
Gain (loss) on real estate dispositions, net	10,759	42,155	(31,396)	-74%	134,156	273,236	(139,080)	-51%
Net income	184,391	215,449	(31,058)	-14%	455,938	600,666	(144,728)	-24%
Less: Net income (loss) attributable to noncontrolling interests	1,253	970	283	29%	3,216	1,573	1,643	104%
Net income attributable to common stockholders	$183,138	$214,479	$(31,341)	-15%	$452,722	$599,093	$(146,371)	-24%

(1) See Non-GAAP Financial Measures.

The decrease in rental income is primarily attributable to the disposition of properties exceeding new acquisitions as well as the reduction in the Genesis annual cash rent obligation due to the restructuring of the master lease as of January 1, 2018.  Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended June 30, 2018, we had 11 leases with rental rate increasers ranging from 0.14% to 0.34% in our triple-net portfolio. The decrease in interest income is primarily related to the volume of loan payoffs during 2017 and 2018. The increase in other income is primarily due to $10,805,000 of net lease termination fees recognized during the three months ended June 30, 2018.
Depreciation and amortization primarily decreased as a result of the disposition of triple-net properties exceeding new acquisitions. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the six months ended June 30, 2018 and 2017, we recorded impairment charges on certain held for sale triple-net properties as the carrying values exceeded the estimated fair value less costs to sell. Changes in the gain on sales of properties are related to the volume of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The decrease in other expenses is primarily due to fewer noncapitalizable transaction costs from acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2018, we completed one triple-net construction project totaling $59,188,000 or $510,241 per bed/unit.  The following is a summary of triple-net construction projects, excluding expansions, pending as of June 30, 2018 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Exton, PA	120	$34,175	$26,710	3Q18
Westerville, OH	90	22,800	5,647	3Q19
StoryPoint, KY	162	34,600	4,210	1Q20
Droitwich, UK	70	16,714	4,721	1Q20
	442	$108,289	$41,288

Interest expense for the six months ended June 30, 2018 and 2017 represents secured debt interest expense and related fees.  The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuation in loss (gain) on derivatives and financial instruments is primarily attributable to the mark-to-market adjustment recorded on the Genesis HealthCare available-for-sale investment in accordance with the adoption of ASU No. 2016-01 described in Note 2 to our unaudited consolidated financial statements.  The fluctuation in losses/gains on debt extinguishment is attributable to the large volume of extinguishments in the first quarter of 2017.  The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$347,342	3.500%	$339,270	3.549%	$347,474	3.546%	$594,199	4.580%
Principal payments	(1,055)	5.573%	(1,066)	5.563%	(2,071)	5.490%	(3,597)	5.723%
Debt extinguished	—	0.000%	—	0.000%	(4,107)	4.940%	(255,553)	5.923%
Foreign currency	(12,254)	2.717%	7,662	2.833%	(7,263)	3.594%	10,817	2.823%
Ending balance	$334,033	3.526%	$345,866	3.532%	$334,033	3.526%	$345,866	3.532%

Monthly averages	$340,332	3.370%	$342,670	3.534%	$343,820	3.435%	$451,143	4.144%

A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses related to unconsolidated investments.  Net income attributable to noncontrolling interest represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Seniors Housing Operating
The following is a summary of our NOI and SSNOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2018	2017	$	%	2018	2017	$	%
NOI	$239,505	$218,978	$20,527	9%	$464,731	$428,420	$36,311	8%
Non SSNOI attributable to same store properties	311	558	(247)	-44%	623	874	(251)	-29%
NOI attributable to non same store properties(1)	(29,819)	(9,025)	(20,794)	230%	(48,688)	(17,755)	(30,933)	174%
SSNOI(2)	$209,997	$210,511	$(514)	—%	$416,666	$411,539	$5,127	1%

(1) Change is primarily due to the acquisition of 25 properties subsequent to January 1, 2017 and the transition of 14 properties from triple-net to seniors housing operating.
(2) Relates to 395 same store properties.
The following is a summary of our seniors housing operating results of operations (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2018	2017	$	%	2018	2017	$	%
Revenues:
Resident fees and services	$763,345	$677,040	$86,305	13%	$1,499,279	$1,347,377	$151,902	11%
Interest income	172	—	172	n/a	257	69	188	272%
Other income	1,650	1,049	601	57%	2,798	2,510	288	11%
Total revenues	765,167	678,089	87,078	13%	1,502,334	1,349,956	152,378	11%
Property operating expenses	525,662	459,111	66,551	14%	1,037,603	921,536	116,067	13%
NOI(1)	239,505	218,978	20,527	9%	464,731	428,420	36,311	8%
Other expenses:
Interest expense	16,971	15,403	1,568	10%	33,906	31,219	2,687	9%
Depreciation and amortization	134,779	117,198	17,581	15%	260,548	236,935	23,613	10%
Loss (gain) on extinguishment of debt, net	299	2,524	(2,225)	-88%	110	3,414	(3,304)	-97%
Impairment of assets	2,212	8,785	(6,573)	-75%	4,513	14,191	(9,678)	-68%
Other expenses	6,167	1,165	5,002	429%	5,979	2,943	3,036	103%
Total other expenses	160,428	145,075	15,353	11%	305,056	288,702	16,354	6%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	79,077	73,903	5,174	7%	159,675	139,718	19,957	14%
Income tax benefit (expense)	(2,617)	10,247	(12,864)	n/a	(2,455)	9,160	(11,615)	n/a
Income (loss) from unconsolidated entities	(5,204)	(8,449)	3,245	-38%	(14,684)	(37,640)	22,956	-61%
Income from continuing operations	71,256	75,701	(4,445)	-6%	142,536	111,238	31,298	28%
Gain (loss) on real estate dispositions, net	(1)	—	(1)	n/a	4	13,011	(13,007)	-100%
Net income (loss)	71,255	75,701	(4,446)	-6%	142,540	124,249	18,291	15%
Less: Net income (loss) attributable to noncontrolling interests	(766)	781	(1,547)	n/a	(1,664)	191	(1,855)	n/a
Net income (loss) attributable to common stockholders	$72,021	$74,920	$(2,899)	-4%	$144,204	$124,058	$20,146	16%

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
During the six months ended June 30, 2018 and 2017, we recorded impairment charges on certain held for sale properties as the carrying value exceeded the estimated fair value less costs to sell.  Changes in the gain/loss on sale of properties are related to the volume of property sales and sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The increase in other expenses is primarily due to more noncapitalizable transactions costs from acquisitions.
During the six months ended June 30, 2018, we completed one seniors housing operating construction project representing $37,215,000 or $395,904 per unit. The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of June 30, 2018 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Bushey, UK	95	$53,778	$47,518	3Q18
Wandsworth, UK	98	77,796	34,503	1Q20
	193	$131,574	$82,021

Interest expense represents secured debt interest expense.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,931,401	3.679%	$2,033,152	3.663%	$1,988,700	3.661%	$2,463,249	3.936%
Debt issued	24,280	3.057%	149,264	2.519%	44,606	3.384%	161,799	2.331%
Debt assumed	—	0.000%	—	0.000%	85,192	4.395%	—	0.000%
Principal payments	(12,062)	3.569%	(11,893)	3.530%	(24,001)	3.559%	(23,151)	3.606%
Debt extinguished	(13,165)	3.567%	(156,422)	4.084%	(131,175)	4.853%	(594,954)	4.990%
Foreign currency	(21,039)	3.298%	26,884	3.222%	(53,907)	3.289%	34,042	3.209%
Ending balance	$1,909,415	3.726%	$2,040,985	3.556%	$1,909,415	3.726%	$2,040,985	3.556%

Monthly averages	$1,922,640	3.710%	$1,997,433	3.633%	$1,932,618	3.675%	$2,086,474	3.679%

     The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to the recognition of goodwill and intangible asset impairments as well as income tax expense adjustments during the six month period ended June 30, 2017.
Outpatient Medical
The following is a summary of our NOI and SSNOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2018	2017	$	%	2018	2017	$	%
NOI	$92,874	$96,183	$(3,309)	-3%	$185,042	$188,903	$(3,861)	-2%
Non SSNOI on same store properties	(894)	(2,315)	1,421	-61%	(1,780)	(4,143)	2,363	-57%
NOI attributable to non same store properties(1)	(6,304)	(12,965)	6,661	-51%	(11,472)	(23,311)	11,839	-51%
SSNOI(2)	$85,676	$80,903	$4,773	6%	$171,790	$161,449	$10,341	6%

(1) Change is primarily due to acquisitions of 15 properties and the conversion of 11 construction projects into revenue-generating properties subsequent to January 1, 2017.
(2) Relates to 219 same store properties.
The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$135,640	$137,710	$(2,070)	-2%	$272,178	$277,561	$(5,383)	-2%
Interest income	43	—	43	n/a	55	—	55	n/a
Other income	144	1,217	(1,073)	-88%	265	1,830	(1,565)	-86%
Total revenues	135,827	138,927	(3,100)	-2%	272,498	279,391	(6,893)	-2%
Property operating expenses	42,953	42,744	209	—%	87,456	90,488	(3,032)	-3%
NOI(1)	92,874	96,183	(3,309)	-3%	185,042	188,903	(3,861)	-2%
Other expenses:
Interest expense	1,656	2,122	(466)	-22%	3,332	4,413	(1,081)	-24%
Depreciation and amortization	46,187	47,478	(1,291)	-3%	92,587	96,408	(3,821)	-4%
Impairment of assets	—	—	—	n/a	—	5,625	(5,625)	-100%
Loss (gain) on extinguishment of debt, net	—	2,991	(2,991)	-100%	11,928	4,373	7,555	173%
Other expenses	2,095	1,310	785	60%	2,693	1,671	1,022	61%
Total other expenses	49,938	53,901	(3,963)	-7%	110,540	112,490	(1,950)	-2%

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	42,936	42,282	654	2%	74,502	76,413	(1,911)	-3%
Income tax (expense) benefit	(378)	(351)	(27)	8%	(806)	(686)	(120)	17%
Income from unconsolidated entities	1,391	604	787	130%	2,621	1,051	1,570	149%
Income from continuing operations	43,949	42,535	1,414	3%	76,317	76,778	(461)	-1%
Gain (loss) on real estate dispositions, net	(3)	—	(3)	n/a	214,779	—	214,779	n/a
Net income (loss)	43,946	42,535	1,411	3%	291,096	76,778	214,318	279%
Less: Net income (loss) attributable to noncontrolling interests	678	1,582	(904)	-57%	3,821	2,392	1,429	60%
Net income (loss) attributable to common stockholders	$43,268	$40,953	$2,315	6%	$287,275	$74,386	$212,889	286%

(1) See Non-GAAP Financial Measures.

The decrease in rental income is primarily attributable to dispositions partially offset by the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income.  For the three months ended June 30, 2018, our consolidated outpatient medical portfolio signed 94,252 square feet of new leases and 198,461 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $38.12 per square foot and tenant improvement and lease commission costs of $20.48 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 0% to 4%.
The fluctuation in property operating expenses is primarily attributable to dispositions partially offset by acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses.  The fluctuations in depreciation and amortization are primarily due to dispositions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the six months ended June 30, 2017, we recorded impairment charges related to certain held for sale properties as the carrying values exceeded the estimated fair values less costs to sell. Changes in the gain/loss on sale of properties are related to the volume of property sales and sales prices.
During the six months ended June 30, 2018, we completed one outpatient medical construction project representing $11,358,000 or $294 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of June 30, 2018 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$105,177	$52,438	3Q19

Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is primarily attributable to the prepayment penalties paid on certain extinguishments in the first quarter of 2018.  The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
		Wtd. Ave		Wtd. Ave		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$217,697	4.141%	$289,824	4.509%	$279,951	4.720%	$404,079	4.846%
Debt assumed	—	0.000%	23,094	6.670%	—	0.000%	23,094	6.670%
Principal payments	(690)	5.897%	(2,688)	7.076%	(1,653)	6.076%	(4,839)	6.816%
Debt extinguished	—	0.000%	(25,312)	6.439%	(61,291)	7.431%	(137,416)	5.990%
Ending balance	$217,007	4.348%	$284,918	4.617%	$217,007	4.348%	$284,918	4.617%

Monthly averages	$217,352	4.270%	$275,048	4.490%	$226,493	4.298%	$305,530	4.572%

A portion of our outpatient medical properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses related to certain unconsolidated property investments. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Non-Segment/Corporate
The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2018	2017	$	%	2018	2017	$	%
Revenues:
Other income	$498	$239	$259	108%	$866	$472	$394	83%
Expenses:
Interest expense	98,989	96,191	2,798	3%	199,711	191,170	8,541	4%
General and administrative	32,831	32,632	199	1%	66,536	63,733	2,803	4%
Other expenses	839	1,683	(844)	-50%	3,021	6,210	(3,189)	-51%
Total expenses	132,659	130,506	2,153	2%	269,268	261,113	8,155	3%
Loss from continuing operations before income taxes	(132,161)	(130,267)	(1,894)	1%	(268,402)	(260,641)	(7,761)	3%
Income tax (expense) benefit	(158)	23	(181)	n/a	(344)	—	(344)	n/a
Loss from continuing operations	(132,319)	(130,244)	(2,075)	2%	(268,746)	(260,641)	(8,105)	3%
Less: Preferred stock dividends	11,676	11,680	(4)	—%	23,352	26,059	(2,707)	-10%
Less: Preferred stock redemption charge	—	—	—	n/a	—	9,769	(9,769)	-100%
Net loss attributable to common stockholders	$(143,995)	$(141,924)	$(2,071)	1%	$(292,098)	$(296,469)	$4,371	-1%

The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Month Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2018	2017	$	%	2018	2017	$	%
Senior unsecured notes	$89,986	$88,556	$1,430	2%	$183,399	$175,147	$8,252	5%
Secured debt	32	55	(23)	-42%	70	115	(45)	-39%
Primary unsecured credit facility	5,768	4,236	1,532	36%	9,782	9,273	509	5%
Loan expense	3,203	3,344	(141)	-4%	6,460	6,635	(175)	-3%
Totals	$98,989	$96,191	$2,798	3%	$199,711	$191,170	$8,541	4%

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
General and administrative expenses as a percentage of consolidated revenues for the three months ended June 30, 2018 and 2017 were 2.92% and 3.08%, respectively. Other expenses primarily represent severance-related costs associated with the departure of certain executive officers and key employees.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
NOI Reconciliations:	2017	2017	2017	2017	2018	2018
Net income (loss)	$337,610	$203,441	$89,299	$(89,743)	$453,555	$167,273
Loss (gain) on real estate dispositions, net	(244,092)	(42,155)	(1,622)	(56,381)	(338,184)	(10,755)
Loss (income) from unconsolidated entities	23,106	3,978	(3,408)	59,449	2,429	(1,249)
Income tax expense (benefit)	2,245	(8,448)	669	25,663	1,588	3,841
Other expenses	11,675	6,339	99,595	60,167	3,712	10,058
Impairment of assets	11,031	13,631	—	99,821	28,185	4,632
Provision for loan losses	—	—	—	62,966	—	—
Loss (gain) on extinguishment of debt, net	31,356	5,515	—	371	11,707	299
Loss (gain) on derivatives and financial instruments, net	1,224	736	324	—	(7,173)	(7,460)
General and administrative expenses	31,101	32,632	29,913	28,365	33,705	32,831
Depreciation and amortization	228,276	224,847	230,138	238,458	228,201	236,275
Interest expense	118,597	116,231	122,578	127,217	122,775	121,416
Consolidated net operating income (NOI)	$552,129	$556,747	$567,486	$556,353	$540,500	$557,161

NOI by segment:
Triple-net	$249,735	$241,347	$244,916	$231,083	$222,738	$224,284
Seniors housing operating	209,442	218,978	225,100	226,509	225,226	239,505
Outpatient medical	92,719	96,183	96,772	98,393	92,168	92,874
Non-segment/corporate	233	239	698	368	368	498
Total NOI	$552,129	$556,747	$567,486	$556,353	$540,500	$557,161

	Six Months Ended
	June 30,	June 30,
	2017	2018
NOI Reconciliations:
Net income (loss)	$541,052	$620,828
Loss (gain) on real estate dispositions, net	(286,247)	(348,939)
Loss (income) from unconsolidated entities	27,084	1,180
Income tax expense (benefit)	(6,203)	5,429
Other expenses	18,014	13,770
Impairment of assets	24,662	32,817
Loss (gain) on extinguishment of debt, net	36,870	12,006
Loss (gain) on derivatives and financial instruments, net	1,960	(14,633)
General and administrative expenses	63,733	66,536
Depreciation and amortization	453,124	464,476
Interest expense	234,827	244,191
Consolidated net operating income (NOI)	$1,108,876	$1,097,661

NOI by segment:
Triple-net	$491,081	$447,022
Seniors housing operating	428,420	464,731
Outpatient medical	188,903	185,042
Non-segment/corporate	472	866
Total NOI	$1,108,876	$1,097,661

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
SSNOI Reconciliations:		2017	2017	2017	2017	2018	2018
NOI:
Triple-net		$249,735	$241,347	$244,916	$231,083	$222,738	$224,284
Seniors housing operating		209,442	218,978	225,100	226,509	225,226	239,505
Outpatient medical		92,719	96,183	96,772	98,393	92,168	92,874
Total		551,896	556,508	566,788	555,985	540,132	556,663
Adjustments:
Triple-net:
Non SSNOI on same store properties		(9,399)	(8,557)	(8,366)	(7,733)	(8,875)	(3,446)
NOI attributable to non same store properties		(73,547)	(64,203)	(65,771)	(53,766)	(46,771)	(38,523)
Subtotal		(82,946)	(72,760)	(74,137)	(61,499)	(55,646)	(41,969)
Seniors housing operating:
Non SSNOI on same store properties		316	558	288	424	312	311
NOI attributable to non same store properties		(8,730)	(9,025)	(10,810)	(16,245)	(18,869)	(29,819)
Subtotal		(8,414)	(8,467)	(10,522)	(15,821)	(18,557)	(29,508)
Outpatient medical:
Non SSNOI on same store properties		(1,828)	(2,315)	(1,451)	(1,743)	(886)	(894)
NOI attributable to non same store properties		(10,346)	(12,965)	(13,997)	(14,564)	(5,168)	(6,304)
Subtotal		(12,174)	(15,280)	(15,448)	(16,307)	(6,054)	(7,198)
SSNOI:	Properties
Triple-net	463	166,789	168,587	170,779	169,584	167,092	182,315
Seniors housing operating	395	201,028	210,511	214,578	210,688	206,669	209,997
Outpatient medical	219	80,545	80,903	81,324	82,086	86,114	85,676
Total	1,077	$448,362	$460,001	$466,681	$462,358	$459,875	$477,988
SSNOI Property Reconciliation:
Total properties	1,257
Acquisitions	(57)
Developments	(30)
Held for sale	(55)
Transitions/restructurings	(29)
Other(1)	(9)
Same store properties	1,077

(1) Includes eight land parcels and one loan.

		Six Months Ended
		June 30,	June 30,
SSNOI Reconciliations:		2017	2018
NOI:
Triple-net		$491,081	$447,022
Seniors housing operating		428,420	464,731
Outpatient medical		188,903	185,042
Total		1,108,404	1,096,795
Adjustments:
Triple-net:
Non SSNOI on same store properties		(17,956)	(12,321)
NOI attributable to non same store properties		(137,750)	(85,294)
Subtotal		(155,706)	(97,615)
Seniors housing operating:
Non SSNOI on same store properties		874	623
NOI attributable to non same store properties		(17,755)	(48,688)
Subtotal		(16,881)	(48,065)
Outpatient medical:
Non SSNOI on same store properties		(4,143)	(1,780)
NOI attributable to non same store properties		(23,311)	(11,472)
Subtotal		(27,454)	(13,252)
SSNOI:	Properties
Triple-net	463	335,375	349,407
Seniors housing operating	395	411,539	416,666
Outpatient medical	219	161,449	171,790
Total	1,077	$908,363	$937,863

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
FFO Reconciliations:	2017	2017	2017	2017	2018	2018
NICS	$312,639	$188,429	$74,043	$(111,523)	$437,671	$154,432
Depreciation and amortization	228,276	224,847	230,138	238,458	228,201	236,275
Impairment of assets	11,031	13,631	—	99,821	28,185	4,632
Loss (gain) on real estate dispositions, net	(244,092)	(42,155)	(1,622)	(56,381)	(338,184)	(10,755)
Noncontrolling interests	(18,107)	(16,955)	(16,826)	(8,131)	(16,353)	(17,692)
Unconsolidated entities	16,484	16,593	9,989	16,980	13,700	11,833
FFO	$306,231	$384,390	$295,722	$179,224	$353,220	$378,725

Average common shares outstanding:
Basic	362,534	366,524	369,089	370,485	371,426	371,640
Diluted for NICS purposes	364,652	368,149	370,740	370,485	373,257	373,075
Diluted for FFO purposes	364,652	368,149	370,740	372,145	373,257	373,075

Per share data:
NICS
Basic	$0.86	$0.51	$0.20	$(0.30)	$1.18	$0.42
Diluted	0.86	0.51	0.20	(0.30)	1.17	0.41

FFO
Basic	$0.84	$1.05	$0.80	$0.48	$0.95	$1.02
Diluted	0.84	1.04	0.80	0.48	0.95	1.02

	Six months ended
	June 30,	June 30,
FFO Reconciliations:	2017	2018
NICS	$501,068	$592,103
Depreciation and amortization	453,124	464,476
Impairment of assets	24,662	32,817
Loss (gain) on real estate dispositions, net	(286,247)	(348,939)
Noncontrolling interests	(35,061)	(34,045)
Unconsolidated entities	33,077	25,533
FFO	$690,623	$731,945

Average common shares outstanding:
Basic	364,551	371,552
Diluted	366,423	373,186

Per share data:
NICS
Basic	$1.37	$1.59
Diluted	1.37	1.59

FFO
Basic	$1.89	$1.97
Diluted	1.88	1.96

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
EBITDA Reconciliations:	2017		2017		2017		2017		2018		2018
Net income (loss)	$337,610		$203,441		$89,299		$(89,743)		$453,555		$167,273
Interest expense	118,597		116,231		122,578		127,217		122,775		121,416
Income tax expense (benefit)	2,245		(8,448)		669		25,663		1,588		3,841
Depreciation and amortization	228,276		224,847		230,138		238,458		228,201		236,275
EBITDA	$686,728		$536,071		$442,684		$301,595		$806,119		$528,805

Interest Coverage Ratio:
Interest expense	$118,597		$116,231		$122,578		$127,217		$122,775		$121,416
Non-cash interest expense	(1,679)		(2,946)		(3,199)		(2,534)		(4,179)		(1,716)
Capitalized interest	4,129		3,358		2,545		3,456		2,336		2,100
Total interest	121,047		116,643		121,924		128,139		120,932		121,800
EBITDA	$686,728		$536,071		$442,684		$301,595		$806,119		$528,805
Interest coverage ratio	5.67	x	4.60	x	3.63	x	2.35	x	6.67	x	4.34	x

Fixed Charge Coverage Ratio:
Total interest	$121,047		$116,643		$121,924		$128,139		$120,932		$121,800
Secured debt principal payments	16,249		15,958		15,300		16,572		14,247		14,139
Preferred dividends	14,379		11,680		11,676		11,676		11,676		11,676
Total fixed charges	151,675		144,281		148,900		156,387		146,855		147,615
EBITDA	$686,728		$536,071		$442,684		$301,595		$806,119		$528,805
Fixed charge coverage ratio	4.53	x	3.72	x	2.97	x	1.93	x	5.49	x	3.58	x

	Six Months Ended
	June 30,		June 30,
EBITDA Reconciliations:	2017		2018
Net income (loss)	$541,052		$620,828
Interest expense	234,827		244,191
Income tax expense (benefit)	(6,203)		5,429
Depreciation and amortization	453,124		464,476
EBITDA	$1,222,800		$1,334,924

Interest Coverage Ratio:
Interest expense	$234,827		$244,191
Non-cash interest expense	(4,626)		(5,895)
Capitalized interest	7,488		4,436
Total interest	237,689		242,732
EBITDA	$1,222,800		$1,334,924
Interest coverage ratio	5.14	x	5.50	x

Fixed Charge Coverage Ratio:
Total interest	$237,689		$242,732
Secured debt principal payments	32,206		28,385
Preferred dividends	26,059		23,352
Total fixed charges	295,954		294,469
EBITDA	$1,222,800		$1,334,924
Fixed charge coverage ratio	4.13	x	4.53	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Month Ended
Adjusted EBITDA	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
Reconciliations:	2017		2017		2017		2017		2018		2018
Net income	$1,254,208		$1,246,899		$981,458		$540,613		$656,551		$620,384
Interest expense	506,982		490,886		483,765		484,622		488,800		493,986
Income tax expense (benefit)	(15,158)		(23,093)		(22,119)		20,128		19,471		31,761
Depreciation and amortization	900,822		899,100		911,180		921,720		921,645		933,072
EBITDA	2,646,854		2,613,792		2,354,284		1,967,083		2,086,467		2,079,203
Loss (income) from unconsolidated entities	29,643		31,662		26,505		83,125		62,448		57,221
Transaction costs	34,702		29,545		9,704		—		—		—
Stock-based compensation expense(1)	25,588		23,321		24,710		19,102		25,753		26,158
Loss (gain) on extinguishment of debt, net	48,593		54,074		54,074		37,241		17,593		12,377
Loss (gain) on real estate dispositions, net	(608,139)		(648,763)		(488,034)		(344,250)		(438,342)		(406,942)
Impairment of assets	33,923		47,554		37,849		124,483		141,637		132,638
Provision for loan losses	10,215		10,215		10,215		62,966		62,966		62,966
Loss (gain) on derivatives and financial instruments, net	(1,225)		(489)		2,351		2,284		(6,113)		(14,309)
Other expenses(1)	19,396		23,997		122,211		176,395		167,524		171,243
Additional other income	(16,664)		(4,853)		(4,853)		—		—		(10,805)
Adjusted EBITDA	$2,222,886		$2,180,055		$2,149,016		$2,128,429		$2,119,933		$2,109,750

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$506,982		$490,886		$483,765		$484,622		$488,800		$493,986
Capitalized interest	18,035		17,087		14,866		13,489		11,696		10,437
Non-cash interest expense	(3,958)		(5,386)		(8,041)		(10,359)		(12,858)		(11,628)
Total interest	521,059		502,587		490,590		487,752		487,638		492,795
Adjusted EBITDA	$2,222,886		$2,180,055		$2,149,016		$2,128,429		$2,119,933		$2,109,750
Adjusted interest coverage ratio	4.27	x	4.34	x	4.38	x	4.36	x	4.35	x	4.28	x

Total interest	$521,059		$502,587		$490,590		$487,752		$487,638		$492,795
Secured debt principal payments	72,073		68,935		66,084		64,078		62,077		60,258
Preferred dividends	63,434		58,762		54,086		49,410		46,707		46,704
Total fixed charges	656,566		630,284		610,760		601,240		596,422		599,757
Adjusted EBITDA	$2,222,886		$2,180,055		$2,149,016		$2,128,429		$2,119,933		$2,109,750
Adjusted fixed charge coverage ratio	3.39	x	3.46	x	3.52	x	3.54	x	3.55	x	3.52	x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2017	2017	2017	2017	2018	2018
Book capitalization:
Borrowings under primary unsecured credit facility	$522,000	$385,000	$420,000	$719,000	$865,000	$540,000
Long-term debt obligations(1)	10,932,185	10,994,946	11,101,592	11,012,936	10,484,840	10,895,559
Cash & cash equivalents(2)	(380,360)	(442,284)	(250,776)	(249,620)	(202,824)	(215,120)
Total net debt	11,073,825	10,937,662	11,270,816	11,482,316	11,147,016	11,220,439
Total equity and noncontrolling interests(3)	15,495,681	15,702,399	15,631,412	15,300,646	15,448,201	15,198,644
Book capitalization	$26,569,506	$26,640,061	$26,902,228	$26,782,962	$26,595,217	$26,419,083
Net debt to book capitalization ratio	42%	41%	42%	43%	42%	42%

Undepreciated book capitalization:
Total net debt	$11,073,825	$10,937,662	$11,270,816	$11,482,316	$11,147,016	$11,220,439
Accumulated depreciation and amortization	4,335,160	4,568,408	4,826,418	4,838,370	4,990,780	5,113,928
Total equity and noncontrolling interests(3)	15,495,681	15,702,399	15,631,412	15,300,646	15,448,201	15,198,644
Undepreciated book capitalization	$30,904,666	$31,208,469	$31,728,646	$31,621,332	$31,585,997	$31,533,011
Net debt to undepreciated book capitalization ratio	36%	35%	36%	36%	35%	36%

Market capitalization:
Common shares outstanding	364,564	368,878	370,342	371,732	371,971	372,030
Period end share price	$70.82	$74.85	$70.28	$63.77	$54.43	$62.69
Common equity market capitalization	$25,818,422	$27,610,518	$26,027,636	$23,705,350	$20,246,382	$23,322,561
Total net debt	11,073,825	10,937,662	11,270,816	11,482,316	11,147,016	11,220,439
Noncontrolling interests(3)	859,478	873,567	901,487	877,499	889,766	856,721
Preferred stock	718,750	718,750	718,503	718,503	718,498	718,498
Enterprise value	$38,470,475	$40,140,497	$38,918,442	$36,783,668	$33,001,662	$36,118,219
Net debt to market capitalization ratio	29%	27%	29%	31%	34%	31%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the company’s opportunities to acquire, develop or sell properties; the company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms or within currently anticipated timeframes; the expected performance of the company’s operators/tenants and properties; the company’s expected occupancy rates; the company’s ability to declare and to make distributions to shareholders; the company’s investment and financing opportunities and plans; the company’s continued qualification as a real estate investment trust (“REIT”); the company’s ability to access capital markets or other sources of funds; and the company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the company’s actual results to differ materially from the company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the company’s properties; the company’s ability to re-lease space at similar rates as vacancies occur; the company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the company’s properties; changes in rules or practices governing the company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the company’s Annual Report on Form 10-K for the year ended December 31, 2017, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.

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

	June 30, 2018		December 31, 2017
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$7,763,996	$(482,781)	$7,710,219	$(500,951)
Secured debt	1,604,410	(57,861)	1,749,958	(63,492)
Totals	$9,368,406	$(540,642)	$9,460,177	$(564,443)
Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At June 30, 2018, we had $2,095,427,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $20,954,000.  At December 31, 2017, we had $2,294,678,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,947,000.
     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2018, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $7,000,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2018		December 31, 2017
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$50,853	$16,763	$23,238	$12,929
Debt designated as hedges	1,575,944	15,759	1,620,273	16,203
Totals	$1,626,797	$32,522	$1,643,511	$29,132

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	—	$—
May 1, 2018 through May 31, 2018	2,369	54.84
June 1, 2018 through June 30, 2018	238	59.05
Totals	2,607	$55.23

(1) During the three months ended June 30, 2018, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
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

* Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) the Notes to Unaudited Consolidated Financial Statements.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date: August 2, 2018	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2018	By:	/s/ JOHN A. GOODEY
John A. Goodey,
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2018	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Vice President & Controller (Principal Accounting Officer)