Form 10-Q
period 2018-09-30
WELLTOWER INC.
filed 2018-10-30
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 25, 2018, the registrant had 375,644,415 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2018 (Unaudited)	December 31, 2017 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,193,555	$2,734,467
Buildings and improvements	27,980,830	25,373,117
Acquired lease intangibles	1,562,650	1,502,471
Real property held for sale, net of accumulated depreciation	619,141	734,147
Construction in progress	135,343	237,746
Gross real property owned	33,491,519	30,581,948
Less accumulated depreciation and amortization	(5,394,274)	(4,838,370)
Net real property owned	28,097,245	25,743,578
Real estate loans receivable	409,196	495,871
Less allowance for losses on loans receivable	(68,372)	(68,372)
Net real estate loans receivable	340,824	427,499
Net real estate investments	28,438,069	26,171,077
Other assets:
Investments in unconsolidated entities	423,192	445,585
Goodwill	68,321	68,321
Cash and cash equivalents	191,199	243,777
Restricted cash	90,086	65,526
Straight-line rent receivable	388,045	389,168
Receivables and other assets	650,207	560,991
Total other assets	1,811,050	1,773,368
Total assets	$30,249,119	$27,944,445

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$1,312,000	$719,000
Senior unsecured notes	9,655,022	8,331,722
Secured debt	2,465,661	2,608,976
Capital lease obligations	71,377	72,238
Accrued expenses and other liabilities	1,074,994	911,863
Total liabilities	14,579,054	12,643,799
Redeemable noncontrolling interests	400,864	375,194
Equity:
Preferred stock	718,498	718,503
Common stock	376,353	372,449
Capital in excess of par value	17,889,514	17,662,681
Treasury stock	(68,753)	(64,559)
Cumulative net income	6,008,095	5,316,580
Cumulative dividends	(10,478,020)	(9,471,712)
Accumulated other comprehensive income (loss)	(138,491)	(111,465)
Other equity	489	670
Total Welltower Inc. stockholders’ equity	14,307,685	14,423,147
Noncontrolling interests	961,516	502,305
Total equity	15,269,201	14,925,452
Total liabilities and equity	$30,249,119	$27,944,445

NOTE: The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$342,887	$362,880	$1,019,857	$1,085,621
Resident fees and services	875,171	702,380	2,374,450	2,049,757
Interest income	14,622	20,187	42,732	61,836
Other income	3,699	6,036	22,217	15,169
Total revenues	1,236,379	1,091,483	3,459,256	3,212,383

Expenses:
Interest expense	138,032	122,578	382,223	357,405
Property operating expenses	657,157	523,997	1,782,373	1,536,021
Depreciation and amortization	243,149	230,138	707,625	683,262
General and administrative	28,746	29,913	95,282	93,643
Loss (gain) on derivatives and financial instruments, net	8,991	324	(5,642)	2,284
Loss (gain) on extinguishment of debt, net	4,038	—	16,044	36,870
Impairment of assets	6,740	—	39,557	24,662
Other expenses	88,626	99,595	102,396	117,608
Total expenses	1,175,479	1,006,545	3,119,858	2,851,755

Income (loss) from continuing operations before income taxes
and income from unconsolidated entities	60,900	84,938	339,398	360,628
Income tax (expense) benefit	(1,741)	(669)	(7,170)	5,535
Income (loss) from unconsolidated entities	344	3,408	(836)	(23,676)
Income (loss) from continuing operations	59,503	87,677	331,392	342,487
Gain (loss) on real estate dispositions, net	24,723	1,622	373,662	287,869
Net income	84,226	89,299	705,054	630,356
Less: Preferred stock dividends	11,676	11,676	35,028	37,734
Less: Preferred stock redemption charge	—	—	—	9,769
Less: Net income (loss) attributable to noncontrolling interests(1)	8,166	3,580	13,539	7,735
Net income (loss) attributable to common stockholders	$64,384	$74,043	$656,487	$575,118

Average number of common shares outstanding:
Basic	373,023	369,089	372,052	366,096
Diluted	374,487	370,740	373,638	367,894

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.16	$0.24	$0.89	$0.94
Net income (loss) attributable to common stockholders	$0.17	$0.20	$1.76	$1.57
Diluted:
Income (loss) from continuing operations	$0.16	$0.24	$0.89	$0.93
Net income (loss) attributable to common stockholders	$0.17	$0.20	$1.76	$1.56

Dividends declared and paid per common share	$0.87	$0.87	$2.61	$2.61

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$84,226	$89,299	$705,054	$630,356

Other comprehensive income (loss):
Unrecognized gain (loss) on available-for-sale securities	—	(3,808)	—	(20,285)
Unrealized gains (losses) on cash flow hedges	—	2	—	2
Foreign currency translation gain (loss)	(3,093)	37,343	(36,890)	70,769
Total other comprehensive income (loss)	(3,093)	33,537	(36,890)	50,486

Total comprehensive income (loss)	81,133	122,836	668,164	680,842
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	10,933	14,732	3,675	29,930
Total comprehensive income (loss) attributable to common stockholders	$70,200	$108,104	$664,489	$650,912

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2018
							Accumulated
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at beginning of period	$718,503	$372,449	$17,662,681	$(64,559)	$5,316,580	$(9,471,712)	$(111,465)	$670	$502,305	$14,925,452
Comprehensive income:
Net income (loss)					691,515				15,393	706,908
Other comprehensive income							(27,026)		(9,864)	(36,890)
Total comprehensive income										670,018
Net change in noncontrolling interests			(34,139)						453,682	419,543
Amounts related to stock incentive plans, net of forfeitures		172	23,127	(4,194)				(181)		18,924
Proceeds from issuance of common stock		3,732	237,840							241,572
Conversion of preferred stock	(5)		5							—
Dividends paid:
Common stock dividends						(971,280)				(971,280)
Preferred stock dividends						(35,028)				(35,028)
Balances at end of period	$718,498	$376,353	$17,889,514	$(68,753)	$6,008,095	$(10,478,020)	$(138,491)	$489	$961,516	$15,269,201

	Nine Months Ended September 30, 2017
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$1,006,250	$363,071	$16,999,691	$(54,741)	$4,803,575	$(8,144,981)	$(169,531)	$3,059	$475,079	$15,281,472
Comprehensive income:
Net income (loss)					622,621				9,907	632,528
Other comprehensive income							28,291		22,195	50,486
Total comprehensive income										683,014
Net change in noncontrolling interests			9,784						7,558	17,342
Amounts related to stock incentive plans, net of forfeitures		337	17,151	(7,611)				(1,942)		7,935
Proceeds from issuance of common stock		7,513	522,954							530,467
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Redemption of equity membership units		91	5,465	(11)						5,545
Conversion of preferred stock	(247)									(247)
Option compensation expense								10		10
Dividends paid:
Common stock dividends						(955,631)				(955,631)
Preferred stock dividends						(37,734)				(37,734)
Balances at end of period	$718,503	$371,012	$17,564,805	$(62,363)	$5,416,427	$(9,138,346)	$(141,240)	$1,127	$514,739	$15,244,664

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income	$705,054	$630,356
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	707,625	683,262
Other amortization expenses	12,110	12,095
Impairment of assets	39,557	24,662
Stock-based compensation expense	22,800	16,459
Loss (gain) on derivatives and financial instruments, net	(5,642)	2,284
Loss (gain) on extinguishment of debt, net	16,044	36,870
Loss (income) from unconsolidated entities	836	23,676
Rental income less than (in excess of) cash received	(7,830)	(64,865)
Amortization related to above (below) market leases, net	1,984	180
Loss (gain) on real estate dispositions, net	(373,662)	(287,869)
Distributions by unconsolidated entities	21	116
Increase (decrease) in accrued expenses and other liabilities	103,474	171,713
Decrease (increase) in receivables and other assets	(11,223)	(86,475)
Net cash provided from (used in) operating activities	1,211,148	1,162,464

Investing activities:
Cash disbursed for acquisitions	(3,190,534)	(574,002)
Cash disbursed for capital improvements to existing properties	(173,635)	(159,142)
Cash disbursed for construction in progress	(88,146)	(198,068)
Capitalized interest	(6,357)	(10,033)
Investment in real estate loans receivable	(67,136)	(70,051)
Principal collected on real estate loans receivable	149,592	82,263
Other investments, net of payments	(49,572)	50,877
Contributions to unconsolidated entities	(42,697)	(73,802)
Distributions by unconsolidated entities	61,253	58,754
Proceeds from (payments on) derivatives	65,438	55,771
Proceeds from sales of real property	1,208,501	1,237,851
Net cash provided from (used in) investing activities	(2,133,293)	400,418

Financing activities:
Net increase (decrease) under unsecured credit facilities	593,000	(225,000)
Proceeds from issuance of senior unsecured notes	2,825,898	7,500
Payments to extinguish senior unsecured notes	(1,450,000)	(5,000)
Net proceeds from the issuance of secured debt	44,606	190,459
Payments on secured debt	(238,867)	(1,050,879)
Net proceeds from the issuance of common stock	242,411	530,992
Redemption of preferred stock	—	(287,500)
Payments for deferred financing costs and prepayment penalties	(29,701)	(54,027)
Contributions by noncontrolling interests(1)	11,238	47,209
Distributions to noncontrolling interests(1)	(86,462)	(51,824)
Cash distributions to stockholders	(1,006,274)	(992,621)
Other financing activities	(6,290)	(8,416)
Net cash provided from (used in) financing activities	899,559	(1,899,107)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(5,432)	24,316
Increase (decrease) in cash, cash equivalents and restricted cash	(28,018)	(311,909)
Cash, cash equivalents and restricted cash at beginning of period	309,303	607,220
Cash, cash equivalents and restricted cash at end of period	$281,285	$295,311

Supplemental cash flow information:
Interest paid	$312,452	$312,896
Income taxes paid (received), net	3,195	5,606

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
2. Accounting Policies and Related Matters
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily an indication of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

•
In 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires entities to measure their investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception.  The practicability exception is available for equity investments that do not have readily determinable fair values. This standard requires us to recognize gains and losses from changes in the fair value of our available-for-sale equity securities through the consolidated statement of comprehensive income rather than through accumulated other comprehensive income.  During the nine months ended September 30, 2018, we recognized a gain of $5,642,000 in loss (gain) on derivatives and financial instruments, net on the Consolidated Statement of Comprehensive Income. There was no adjustment to accumulated other comprehensive income upon adoption at January 1, 2018 as accumulated losses were recognized as other-than-temporary impairment during the year ended December 31, 2017.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
As of December 31, 2017, we adopted ASU No. 2016-18, “Restricted Cash,” and ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  ASU No. 2016-18 requires an entity to reconcile and explain the period over period change in total cash, cash equivalents and restricted cash within its consolidated statement of cash flows and ASU 2016-15 provides guidance clarifying how certain cash receipts and cash payments should be classified.  We adopted these accounting standards retrospectively and, accordingly, certain line items in the consolidated statement of cash flows have been reclassified to conform to the current presentation.  The following table summarizes the change in cash flows as reported and as previously reported prior to the adoption of these standards for the nine months ended September 30, 2017 (in thousands):

	As Reported	As Previously Reported
Cash disbursed for acquisitions	$(574,002)	$(575,694)
Decrease (increase) in restricted cash	—	130,470
Net cash provided from (used in) investing activities	400,418	529,196
Increase (decrease) in balance(1)	(311,909)	(183,131)
Balance at beginning of period(1)	607,220	419,378
Balance at end of period(1)	295,311	236,247
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Acquisition of Quality Care Properties

On July 26, 2018, we completed the acquisition of Quality Care Properties Inc. ("QCP"), with QCP shareholders receiving $20.75 of cash for each share of QCP common stock and all existing QCP debt was repaid upon closing. Prior to the acquisition, ProMedica Health System ("ProMedica") completed the acquisition of HCR ManorCare. Immediately following the acquisition of QCP, we formed an 80/20 joint venture with ProMedica to own the real estate associated with the 218 seniors housing properties leased to ProMedica under a lease agreement with the following key terms: (i) 15-year absolute triple-net master lease with three five-year renewal options; (ii) initial annual cash rent of $179 million with a year one escalator of 1.375% and 2.75% annual escalators thereafter; and (iii) full corporate guarantee of ProMedica. Additionally, we acquired 59 seniors housing properties classified as held for sale and leased to ProMedica under a non-yielding lease, 12 seniors housing properties and one surgery center classified as held for sale and leased to operators under existing triple-net leases, 14 seniors housing properties leased to operators under existing triple-net leases and one multi-tenant medical office building leased to various tenants.

We drew on a $1.0 billion term loan facility to fund a portion of the acquisition cash consideration and other related expenses. The term loan facility matures two years from the closing. In addition to the term loan facility draw, we drew on our unsecured credit facility described in Note 9, in order to fund the acquisition. The aggregate consideration to acquire the QCP shares and repay outstanding QCP debt was approximately $3.5 billion.

We concluded that the QCP acquisition met the definition of an asset acquisition under ASU No. 2017-01, "Clarifying the Definition of a Business". The following table presents the purchase price calculation and the allocation to assets acquired and liabilities assumed based upon their relative fair value:

(In thousands)
Land and land improvements	$417,983
Buildings and improvements	2,249,803
Acquired lease intangibles	15,512
Real property held for sale	418,297
Cash and cash equivalents	381,913
Restricted cash	4,981
Receivables and other assets	1,322
Total assets acquired	3,489,811
Accrued expenses and other liabilities	(13,199)
Total liabilities assumed	(13,199)
Noncontrolling interests	(512,741)
Net assets acquired	$2,963,871

Net assets acquired in the QCP acquisition detailed above are included in the respective segment tables below.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Triple-net Activity

		Nine Months Ended
	(In thousands)	September 30, 2018	September 30, 2017
	Land and land improvements	$413,588	$31,948
	Buildings and improvements	2,239,422	206,910
	Acquired lease intangibles	12,383	—
	Real property held for sale	396,265	—
	Receivables and other assets	1,322	—
	Total assets acquired(1)	3,062,980	238,858
	Accrued expenses and other liabilities	(13,199)	(21,236)
	Total liabilities assumed	(13,199)	(21,236)
	Noncontrolling interests	(512,741)	(7,275)
	Non-cash acquisition related activity(2)	—	(54,901)
	Cash disbursed for acquisitions	2,537,040	155,446
	Construction in progress additions	49,619	106,186
Less:	Capitalized interest	(1,932)	(3,886)
	Foreign currency translation	180	(656)
	Cash disbursed for construction in progress	47,867	101,644
	Capital improvements to existing properties	6,766	17,873
	Total cash invested in real property, net of cash acquired	$2,591,673	$274,963
(1) Excludes $386,894,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2018.
(2) For the nine months ended September 30, 2017, $54,901,000 is related to the acquisition of assets previously financed as a real estate loan receivable.

Seniors Housing Operating Activity

		Nine Months Ended
	(In thousands)	September 30, 2018	September 30, 2017
	Land and land improvements	$47,865	$31,006
	Building and improvements	535,436	384,522
	Acquired lease intangibles	68,084	48,197
	Receivables and other assets	1,255	3,164
	Total assets acquired(1)	652,640	466,889
	Secured debt	(89,973)	—
	Accrued expenses and other liabilities	(14,686)	(43,364)
	Total liabilities assumed	(104,659)	(43,364)
	Noncontrolling interests	(9,818)	(4,701)
	Non-cash acquisition related activity(2)	—	(59,065)
	Cash disbursed for acquisitions	538,163	359,759
	Construction in progress additions	28,222	65,282
Less:	Capitalized interest	(2,608)	(5,996)
	Foreign currency translation	2,151	(6,218)
	Cash disbursed for construction in progress	27,765	53,068
	Capital improvements to existing properties	127,274	110,372
	Total cash invested in real property, net of cash acquired	$693,202	$523,199
(1) Excludes $2,442,000 and $6,273,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2018 and 2017, respectively.
(2) Includes $6,349,000 related to the acquisition of assets previously financed as real estate loans receivable and $51,097,000 previously financed as an investment in an unconsolidated entity during the nine months ended September 30, 2017.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Outpatient Medical Activity

		Nine Months Ended
	(In thousands)	September 30, 2018	September 30, 2017
	Land and land improvements	$18,496	$25,060
	Buildings and improvements	79,205	62,336
	Acquired lease intangibles	11,271	8,397
	Real property held for sale	22,032	—
	Receivables and other assets	6	3
	Total assets acquired(1)	131,010	95,796
	Secured debt	(14,769)	(25,709)
	Accrued expenses and other liabilities	(910)	(2,210)
	Total liabilities assumed	(15,679)	(27,919)
	Noncontrolling interests	—	(9,080)
	Cash disbursed for acquisitions	115,331	58,797
	Construction in progress additions	16,733	33,495
Less:	Capitalized interest	(1,817)	(1,847)
	Accruals(2)	(2,402)	11,708
	Cash disbursed for construction in progress	12,514	43,356
	Capital improvements to existing properties	39,595	30,897
	Total cash invested in real property	$167,440	$133,050

(1) Excludes $2,244,000 and $0 of unrestricted and restricted cash acquired during the nine months ended September 30, 2018 and 2017, respectively.
(2) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Development projects:
Triple-net	$90,055	$283,472
Seniors housing operating	86,931	3,634
Outpatient medical	11,358	63,036
Total development projects	188,344	350,142
Expansion projects	8,879	10,336
Total construction in progress conversions	$197,223	$360,478

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2018	December 31, 2017
Assets:
In place lease intangibles	$1,398,850	$1,352,139
Above market tenant leases	59,011	58,443
Below market ground leases	65,022	58,784
Lease commissions	39,767	33,105
Gross historical cost	1,562,650	1,502,471
Accumulated amortization	(1,190,035)	(1,125,437)
Net book value	$372,615	$377,034

Weighted-average amortization period in years	16.0	15.1

Liabilities:
Below market tenant leases	$71,566	$60,430
Above market ground leases	8,540	8,540
Gross historical cost	80,106	68,970
Accumulated amortization	(42,834)	(39,629)
Net book value	$37,272	$29,341

Weighted-average amortization period in years	16.1	20.1

The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental income related to above/below market tenant leases, net	$(294)	$173	$(978)	$745
Property operating expenses related to above/below market ground leases, net	(327)	(306)	(1,006)	(925)
Depreciation and amortization related to in place lease intangibles and lease commissions	(31,455)	(34,270)	(97,479)	(109,011)

The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2018	$32,456	$1,433
2019	87,011	5,437
2020	57,221	4,938
2021	24,300	4,444
2022	19,325	3,971
Thereafter	152,302	17,049
Total	$372,615	$37,272

5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g., property type, relationship or geography). At September 30, 2018, 60 triple-net, 16 seniors housing operating and three outpatient medical properties with an aggregate real estate balance of $619,141,000 were classified as held for sale. During the nine months ended September 30, 2018, we recorded impairment charges of $39,557,000 on certain held for sale properties for which the carrying values exceeded the fair values, less estimated costs to sell if applicable. The following is a summary of our real property disposition activity for the periods presented (in thousands):

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2018	September 30, 2017
Real estate dispositions:
Triple-net	$604,480	$899,104
Seniors housing operating	2,200	16,206
Outpatient medical	223,069	12,202
Total dispositions	829,749	927,512
Gain (loss) on real estate dispositions, net	373,662	287,869
Net other assets/liabilities disposed	5,090	22,470
Proceeds from real estate dispositions	$1,208,501	$1,237,851
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Total revenues	$29,035	$52,584	$92,447	$175,934
Expenses:
Interest expense	18	1,243	261	5,514
Property operating expenses	21,312	19,147	59,640	58,525
Provision for depreciation	801	10,999	6,605	33,806
Total expenses	22,131	31,389	66,506	97,845
Income (loss) from real estate dispositions, net	$6,904	$21,195	$25,941	$78,089

6. Real Estate Loans Receivable
Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of our accounting policies for real estate loans receivable and related interest income.
The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2018				September 30, 2017
	Triple-net	Seniors Housing Operating	Outpatient Medical	Totals	Triple-net	Outpatient Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$10,628	$11,806	$14,993	$37,427	$11,315	$—	$11,315
Draws on existing loans	29,709	—	—	29,709	58,736	—	58,736
Net cash advances on real estate loans	40,337	11,806	14,993	67,136	70,051	—	70,051
Receipts on real estate loans receivable:
Loan payoffs	116,161	—	—	116,161	142,392	60,500	202,892
Principal payments on loans	33,431	—	—	33,431	1,121	—	1,121
Sub-total	149,592	—	—	149,592	143,513	60,500	204,013
Less: Non-cash activity(1)	—	—	—	—	(61,250)	(60,500)	(121,750)
Net cash receipts on real estate loans	149,592	—	—	149,592	82,263	—	82,263
Net cash advances (receipts) on real estate loans	$(109,255)	$11,806	$14,993	$(82,456)	$(12,212)	$—	$(12,212)

(1) Triple-net represents acquisitions of assets previously financed as real estate loans. Please see Note 3 for additional information. Outpatient medical represents a deed in lieu of foreclosure on a previously financed first mortgage property.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2016, we restructured real estate loans with Genesis HealthCare and recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  In 2017, we recorded an additional loan loss charge of $62,966,000 relating to real estate loans with Genesis HealthCare based on an estimation of expected future cash flows discounted at the effective interest rate of the loans. At September 30, 2018, the allowance for loan losses totals $68,372,000 and is deemed to be sufficient to absorb expected losses related to these loans.  At September 30, 2018, we had one real estate loan with an outstanding balance of $2,598,000 on non-accrual status and recorded no provision for loan losses during the nine months ended September 30, 2018.
The following is a summary of our impaired loans (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Balance of impaired loans at end of period	$201,971	$282,929
Allowance for loan losses	68,372	5,406
Balance of impaired loans not reserved	$133,599	$277,523
Average impaired loans for the period	$230,645	$324,255
Interest recognized on impaired loans(1)	13,361	23,957

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

	Percentage Ownership(1)	September 30, 2018	December 31, 2017
Triple-net	10% to 49%	$21,004	$22,856
Seniors housing operating	10% to 50%	310,175	352,430
Outpatient medical	43%	92,013	70,299
Total		$423,192	$445,585

(1) Excludes in-substance real estate investments.

At September 30, 2018, the aggregate unamortized basis difference of our joint venture investments of $106,625,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture.  This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
8. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric.  See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2018, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	161	$252,111	15%
Brookdale Senior Living	137	117,367	7%
Revera(3)	98	116,158	7%
Genesis HealthCare	88	102,015	6%
Benchmark Senior Living	48	75,435	4%
Remaining portfolio	997	1,013,797	61%
Totals	1,529	$1,676,883	100%

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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Borrowings Under Credit Facilities and Related Items
 At September 30, 2018, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility.  We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000.  The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2018).  Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (3.09% at September 30, 2018). The applicable margin is based on our debt ratings and was 0.825% at September 30, 2018.  In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount.  The facility fee depends on our debt ratings and was 0.15% at September 30, 2018.  The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance outstanding at quarter end	$1,312,000	$420,000	$1,312,000	$420,000
Maximum amount outstanding at any month end	$2,148,000	$645,000	$2,148,000	$1,010,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$1,519,000	$450,130	$819,516	$601,346
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	3.00%	2.19%	2.95%	1.95%

10. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms.   The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions.   Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.   At September 30, 2018, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2018	$—	$170,742	$170,742
2019	600,000	489,166	1,089,166
2020(4)	689,662	138,938	828,600
2021	450,000	347,280	797,280
2022	600,000	225,832	825,832
Thereafter(5,6,7,8)	7,414,034	1,107,797	8,521,831
Totals	$9,753,696	$2,479,755	$12,233,451

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the balance sheet.
(2) Annual interest rates range from 2.73% to 6.50%.
(3) Annual interest rates range from 1.69% to 7.93%.  Carrying value of the properties securing the debt totaled $5,303,414,000 at September 30, 2018.
(4) Includes a $300,000,000 Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $232,162,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2018).
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $193,469,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2018).  The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (2.73% at September 30, 2018).
(6) Includes a $500,000,000 unsecured term credit facility.  The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (3.07% at September 30, 2018).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $717,915,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2018).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $652,650,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2018).

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2018		September 30, 2017
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,417,447	4.31%	$8,260,038	4.25%
Debt issued	2,850,000	4.57%	7,500	1.94%
Debt extinguished	(1,450,000)	3.46%	(5,000)	1.83%
Foreign currency	(63,751)	4.30%	141,855	4.24%
Ending balance	$9,753,696	4.45%	$8,404,393	4.29%

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2018		September 30, 2017
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,618,408	3.76%	$3,465,066	4.09%
Debt issued	44,606	3.38%	190,459	2.73%
Debt assumed	99,552	4.30%	23,094	6.67%
Debt extinguished	(196,573)	5.66%	(1,003,372)	5.32%
Principal payments	(42,294)	3.91%	(47,507)	4.34%
Foreign currency	(43,944)	3.29%	92,262	3.20%
Ending balance	$2,479,755	3.79%	$2,720,002	3.74%

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2018, we were in compliance with all of the covenants under our debt agreements.
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2017-12, all settlements and changes in fair values of these derivative instruments were recognized as a cumulative transaction adjustment component of OCI and there had been no ineffectiveness on these hedging relationships.
During the nine months ended September 30, 2018 and 2017, we settled certain net investment hedges generating cash proceeds of $70,937,000 and $55,771,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2018	December 31, 2017
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$575,000	$575,000
Denominated in Pounds Sterling	£890,708	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in Canadian Dollars	$—	$36,000

Derivative instruments not designated:
Denominated in U.S. Dollars	$405,819	$408,007
Forward purchase contracts denominated in Canadian Dollars	$(500,000)	$—
Forward sales contracts denominated in Canadian Dollars	$580,000	$80,000
Forward purchase contracts denominated in Pounds Sterling	£(350,000)	£—
Forward sales contracts denominated in Pounds Sterling	£350,000	£—

The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$4,185	$(576)	$8,008	$3,613

Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(203)	$(294)	$2,250	$(1,228)

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$12,200	$(98,003)	$100,205	$(239,884)

12. Commitments and Contingencies
At September 30, 2018, we had 13 outstanding letter of credit obligations totaling $51,684,000 and expiring between 2018 and 2024.  At September 30, 2018, we had outstanding construction in progress of $135,343,000 and were committed to providing additional funds of approximately $332,834,000 to complete construction.  At September 30, 2018, we had contingent purchase

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

obligations totaling $10,245,000.  These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.
We evaluate our leases for operating versus capital lease treatment in accordance with ASC Topic 840 “Leases.”  A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases.  At September 30, 2018, we had operating lease obligations of $1,107,336,000 relating to certain ground leases and company office space and capital lease obligations of $85,308,000 relating primarily to certain investment properties. Regarding ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations.  At September 30, 2018, aggregate future minimum rentals to be received under these noncancelable subleases totaled $73,771,000.
13. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2018	December 31, 2017
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	14,375,000	14,375,000
Outstanding shares	14,369,965	14,370,060

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	376,759,924	372,852,311
Outstanding shares	375,576,579	371,731,551

     Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Nine Months Ended
	September 30, 2018		September 30, 2017
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	14,370,060	6.50%	25,875,000	6.50%
Shares redeemed	—	0.00%	(11,500,000)	6.50%
Shares converted	(95)	6.50%	(4,935)	6.50%
Ending balance	14,369,965	6.50%	14,370,065	6.50%

During the nine months ended September 30, 2017, we recognized a charge of $9,769,000 in connection with the redemption of the Series J preferred stock.
     Common Stock. The following is a summary of our common stock issuances during the nine months ended September 30, 2018 and 2017 (dollars in thousands, except average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2017 Dividend reinvestment plan issuances	4,312,447	$71.14	$306,785	$305,996
2017 Option exercises	209,192	50.62	10,590	10,590
2017 Equity shelf program issuances	2,986,574	72.30	215,917	214,406
2017 Preferred stock conversions	4,296		—	—
2017 Redemption of equity membership units	91,180		—	—
2017 Stock incentive plans, net of forfeitures	135,773		—	—
2017 Totals	7,739,462		$533,292	$530,992

2018 Dividend reinvestment plan issuances	1,755,446	$64.24	$112,770	$112,294
2018 Option exercises	32,120	39.94	1,283	1,283
2018 Equity shelf program issuances	1,944,511	66.72	129,744	128,834
2018 Preferred stock conversions	83		—	—
2018 Stock incentive plans, net of forfeitures	112,868		—	—
2018 Totals	3,845,028		$243,797	$242,411

Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding as described above.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Per Share	Amount	Per Share	Amount
Common Stock	$2.6100	$971,280	$2.6100	$955,631
Series I Preferred Stock	2.4375	35,028	2.4375	35,035
Series J Preferred Stock	—	—	0.2347	2,699
Totals		$1,006,308		$993,365

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial Losses	Cash Flow Hedges	Total
Balance at December 31, 2017	$(110,581)	$—	$(884)	$—	$(111,465)
Other comprehensive income before reclassification adjustments	(27,026)	—	—	—	(27,026)
Net current-period other comprehensive income	(27,026)	—	—	—	(27,026)
Balance at September 30, 2018	$(137,607)	$—	$(884)	$—	$(138,491)

Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)
Other comprehensive income before reclassification adjustments	48,574	(20,285)	—	2	28,291
Net current-period other comprehensive income	48,574	(20,285)	—	2	28,291
Balance at September 30, 2017	$(124,922)	$(15,165)	$(1,153)	$—	$(141,240)

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant.  Stock-based compensation expense totaled $6,075,000 and $22,800,000 for the three and nine months ended September 30, 2018, respectively, and $6,790,000 and $16,459,000 for the same periods in 2017.
15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$64,384	$74,043	$656,487	$575,118

Denominator for basic earnings per
share - weighted average shares	373,023	369,089	372,052	366,096
Effect of dilutive securities:
Employee stock options	6	40	12	53
Non-vested restricted shares	348	515	464	464
Redeemable shares	1,096	1,096	1,096	1,281
Employee stock purchase program	14	—	14	—
Dilutive potential common shares	1,464	1,651	1,586	1,798
Denominator for diluted earnings per
share - adjusted weighted average shares	374,487	370,740	373,638	367,894

Basic earnings per share	$0.17	$0.20	$1.76	$1.57
Diluted earnings per share	$0.17	$0.20	$1.76	$1.56
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$266,286	$273,620	$306,120	$332,508
Other real estate loans receivable	74,538	75,091	121,379	125,480
Equity securities	12,912	12,912	7,269	7,269
Cash and cash equivalents	191,199	191,199	243,777	243,777
Restricted cash	90,086	90,086	65,526	65,526
Foreign currency forward contracts and cross currency swaps	34,902	34,902	15,604	15,604

Financial liabilities:
Borrowings under unsecured credit facilities	$1,312,000	$1,312,000	$719,000	$719,000
Senior unsecured notes	9,655,022	10,169,806	8,331,722	9,168,432
Secured debt	2,465,661	2,464,635	2,608,976	2,641,997
Foreign currency forward contracts and cross currency swaps	78,566	78,566	38,654	38,654

Redeemable OP unitholder interests	$97,476	$97,476	$97,476	$97,476
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of September 30, 2018
	Total	Level 1	Level 2	Level 3
Equity securities	$12,912	$12,912	$—	$—
Foreign currency forward contracts and cross currency swaps, net asset (liability)(1)	(43,664)	—	(43,664)	—
Redeemable OP unitholder interests	97,476	—	97,476	—
Totals	$66,724	$12,912	$53,812	$—
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
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended September 30, 2018:	Triple-net		Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$203,039		$—	$139,848	$—	$342,887
Resident fees and services	—		875,171	—	—	875,171
Interest income	14,378		159	85	—	14,622
Other income	1,693		1,175	136	695	3,699
Total revenues	219,110		876,505	140,069	695	1,236,379

Property operating expenses	426		610,659	46,072	—	657,157
Consolidated net operating income	218,684		265,846	93,997	695	579,222

Interest expense	3,500		17,319	1,643	115,570	138,032
Loss (gain) on derivatives and financial instruments, net	8,991		—	—	—	8,991
Depreciation and amortization	60,383		136,532	46,234	—	243,149
General and administrative	—		—	—	28,746	28,746
Loss (gain) on extinguishment of debt, net	—		—	—	4,038	4,038
Impairment of assets	6,178		562	—	—	6,740
Other expenses	87,076	(1)	(811)	1,055	1,306	88,626
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	52,556		112,244	45,065	(148,965)	60,900
Income tax (expense) benefit	1,116		211	239	(3,307)	(1,741)
Income (loss) from unconsolidated entities	5,377		(6,705)	1,672	—	344
Income (loss) from continuing operations	59,049		105,750	46,976	(152,272)	59,503
Gain (loss) on real estate dispositions, net	24,782		(1)	(58)	—	24,723
Net income (loss)	$83,831		$105,749	$46,918	$(152,272)	$84,226

Total assets	$10,163,867		$14,989,442	$4,953,277	$142,533	$30,249,119

Three Months Ended September 30, 2017:	Triple-net		Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$221,555		$—	$141,325	$—	$362,880
Resident fees and services	—		702,380	—	—	702,380
Interest income	20,187		—	—	—	20,187
Other income	3,174		1,497	667	698	6,036
Total revenues	244,916		703,877	141,992	698	1,091,483

Property operating expenses	—		478,777	45,220	—	523,997
Consolidated net operating income	244,916		225,100	96,772	698	567,486

Interest expense	3,622		16,369	2,929	99,658	122,578
Loss (gain) on derivatives and financial instruments, net	324		—	—	—	324
Depreciation and amortization	62,891		119,089	48,158	—	230,138
General and administrative	—		—	—	29,913	29,913
Other expenses	89,236	(1)	5,157	530	4,672	99,595
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	88,843		84,485	45,155	(133,545)	84,938
Income tax (expense) benefit	(816)		(1,519)	(366)	2,032	(669)
Income (loss) from unconsolidated entities	5,478		(2,886)	816	—	3,408
Income (loss) from continuing operations	93,505		80,080	45,605	(131,513)	87,677
Gain (loss) on real estate dispositions, net	(185)		(197)	2,004	—	1,622
Net income (loss)	$93,320		$79,883	$47,609	$(131,513)	$89,299

(1) Represents non-capitalizable transaction costs primarily related to a joint venture transaction with an existing seniors housing operator including the conversion of properties from triple-net to seniors housing operating, an exchange of PropCo/OpCo interests, and termination/restructuring of pre-existing relationships.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2018	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$607,831	$—	$412,026	$—	$1,019,857
Resident fees and services	—	2,374,450	—	—	2,374,450
Interest income	42,176	416	140	—	42,732
Other income	16,282	3,973	401	1,561	22,217
Total revenues	666,289	2,378,839	412,567	1,561	3,459,256

Property operating expenses	583	1,648,262	133,528	—	1,782,373
Consolidated net operating income	665,706	730,577	279,039	1,561	1,676,883

Interest expense	10,742	51,225	4,975	315,281	382,223
Loss (gain) on derivatives and financial instruments, net	(5,642)	—	—	—	(5,642)
Depreciation and amortization	171,724	397,080	138,821	—	707,625
General and administrative	—	—	—	95,282	95,282
Loss (gain) on extinguishment of debt, net	(32)	110	11,928	4,038	16,044
Impairment of assets	34,482	5,075	—	—	39,557
Other expenses	89,153	5,168	3,748	4,327	102,396
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	365,279	271,919	119,567	(417,367)	339,398
Income tax (expense) benefit	(708)	(2,244)	(567)	(3,651)	(7,170)
Income (loss) from unconsolidated entities	16,260	(21,389)	4,293	—	(836)
Income (loss) from continuing operations	380,831	248,286	123,293	(421,018)	331,392
Gain (loss) on real estate dispositions, net	158,938	3	214,721	—	373,662
Net income (loss)	$539,769	$248,289	$338,014	$(421,018)	$705,054

Nine Months Ended September 30, 2017	Triple-net	Seniors Housing Operating	Outpatient Medical	Non-segment / Corporate	Total
Rental income	$666,735	$—	$418,886	$—	$1,085,621
Resident fees and services	—	2,049,757	—	—	2,049,757
Interest income	61,767	69	—	—	61,836
Other income	7,496	4,005	2,497	1,171	15,169
Total revenues	735,998	2,053,831	421,383	1,171	3,212,383

Property operating expenses	—	1,400,313	135,708	—	1,536,021
Consolidated net operating income	735,998	653,518	285,675	1,171	1,676,362

Interest expense	11,647	47,587	7,342	290,829	357,405
Loss (gain) on derivatives and financial instruments, net	2,284	—	—	—	2,284
Depreciation and amortization	182,672	356,023	144,567	—	683,262
General and administrative	—	—	—	93,643	93,643
Loss (gain) on extinguishment of debt, net	29,083	3,414	4,373	—	36,870
Impairment of assets	4,846	14,191	5,625	—	24,662
Other expenses	96,425	8,100	2,201	10,882	117,608
Income (loss) from continuing operations before income taxes and income from unconsolidated entities	409,041	224,203	121,567	(394,183)	360,628
Income tax (expense) benefit	(2,070)	9,133	(655)	(873)	5,535
Income (loss) from unconsolidated entities	14,983	(40,527)	1,868	—	(23,676)
Income (loss) from continuing operations	421,954	192,809	122,780	(395,056)	342,487
Gain (loss) on real estate dispositions, net	273,051	12,814	2,004	—	287,869
Net income (loss)	$695,005	$205,623	$124,784	$(395,056)	$630,356

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada.  Revenues and assets are attributed to the country in which the property is physically located.  The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,007,203	81.5%	$871,431	79.9%	$2,766,726	80.0%	$2,582,042	80.4%
United Kingdom	111,503	9.0%	105,028	9.6%	340,059	9.8%	298,618	9.3%
Canada	117,673	9.5%	115,024	10.5%	352,471	10.2%	331,723	10.3%
Total	$1,236,379	100.0%	$1,091,483	100.0%	$3,459,256	100.0%	$3,212,383	100.0%

	As of
	September 30, 2018		December 31, 2017
Assets:	Amount	%	Amount	%
United States	$24,616,066	81.4%	$22,274,443	79.7%
United Kingdom	3,150,305	10.4%	3,239,039	11.6%
Canada	2,482,748	8.2%	2,430,963	8.7%
Total	$30,249,119	100.0%	$27,944,445	100.0%

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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S.  The provision for income taxes for the nine months ended September 30, 2018 and 2017, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities.  In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure.  The structure includes a property holding company that is tax resident in the United Kingdom.  No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes.  The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2014 and subsequent years and by state taxing authorities for the year ended December 31, 2013 and subsequent years.  The company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2012, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2012 and by Luxembourg taxing authorities generally for periods subsequent to our establishment of certain Luxembourg-based subsidiaries during 2014.

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

	September 30, 2018	December 31, 2017
Assets
Net real property owned	$977,252	$1,002,137
Cash and cash equivalents	15,059	12,308
Receivables and other assets	17,922	16,330
Total assets(1)	$1,010,233	$1,030,775

Liabilities and equity
Secured debt	$466,772	$471,103
Accrued expenses and other liabilities	18,144	14,832
Total equity	525,317	544,840
Total liabilities and equity	$1,010,233	$1,030,775
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
The following table summarizes our consolidated portfolio for the three months ended September 30, 2018 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Triple-net	$218,684	37.8%	749
Seniors housing operating	265,846	46.0%	521
Outpatient medical	93,997	16.2%	259
Totals	$578,527	100.0%	1,529

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the nine months ended September 30, 2018, rental income and resident fees and services represented 29% and 69%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At September 30, 2018, we had $191,199,000 of cash and cash equivalents, $90,086,000 of restricted cash and $1,688,000,000 of available borrowing capacity under our primary unsecured credit facility.
Key Transactions
     Capital.   The following summarizes key capital transaction that occurred during the nine months ended September 30, 2018:

•	In April 2018, we issued $550,000,000 of 4.25% senior unsecured notes due 2028 for net proceeds of approximately $545,074,000.

•	In connection with the QCP acquisition, in July 2018, we drew on a $1,000,000,000 term loan facility to fund a portion of the cash consideration and other expenses.

•
In August 2018, we issued $200,000,000 of 4.25% senior unsecured notes due 2028, $600,000,000 of 3.95% senior unsecured notes due 2023 and $500,000,000 of 4.95% senior unsecured notes due 2048 for aggregate net proceeds of approximately $1,284,948,000. Proceeds from these issuances were used to repay advances under the $1,000,000,000 term loan facility drawn on in July 2018 and the primary unsecured credit facility.

•
In July 2018, we closed on a new $3,700,000,000 unsecured credit facility with improved pricing across both our line of credit and term loan facility and terminated the existing unsecured credit facility. The credit facility includes a $3,000,000,000 revolving credit facility at a borrowing rate of 0.825% over LIBOR, a $500,000,000 USD unsecured term credit facility at a borrowing rate of 0.90% over LIBOR and a $250,000,000 CAD unsecured term credit facility at 0.90% over CDOR.

•	We extinguished $196,573,000 of secured debt at a blended average interest rate of 5.66% and we repaid our $450,000,000 of 2.25% senior unsecured notes at par on maturity on March 15, 2018.

•	We raised $241,128,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).
     Investments.  The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2018 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	303	$2,438,899	6.9%	$3,062,980
Seniors housing operating	11	599,647	6.7%	652,640
Outpatient medical	7	120,811	7.1%	131,010
Totals	321	$3,159,357	6.9%	$3,846,630

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
     Dispositions.  The following summarizes property dispositions made during the nine months ended September 30, 2018 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Triple-net	64	$771,112	7.0%	$604,480
Seniors housing operating	2	6,908	6.5%	2,200
Outpatient medical	18	428,727	6.0%	223,069
Totals	84	$1,206,747	6.7%	$829,749

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

     Dividends. Our Board of Directors announced the annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2017.  The dividend declared for the quarter ended September 30, 2018 represents the 190th consecutive quarterly dividend payment.
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
     Operating Performance. We believe that net income and net income attributable to common stockholders (“NICS”) per the Consolidated Statement of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”), consolidated net operating income (“NOI”) and same store NOI (“SSNOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations. These earnings measures (and FFO per share amounts) are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2017	2017	2017	2017	2018	2018	2018
Net income (loss)	$337,610	$203,441	$89,299	$(89,743)	$453,555	$167,273	$84,226
NICS	312,639	188,429	74,043	(111,523)	437,671	154,432	64,384
FFO	306,231	384,390	295,722	179,224	353,220	378,725	285,272
NOI	552,129	556,747	567,486	556,353	540,500	557,161	579,222
SSNOI	421,328	432,578	439,807	434,754	431,400	438,703	433,523

Per share data (fully diluted):
NICS	$0.86	$0.51	$0.20	$(0.30)	$1.17	$0.41	$0.17
FFO	0.84	1.04	0.80	0.48	0.95	1.02	0.76

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

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2017	2017	2017	2017	2018	2018	2018

Net debt to book capitalization ratio	42%	41%	42%	43%	42%	42%	46%
Net debt to undepreciated book capitalization ratio	36%	35%	36%	36%	35%	36%	39%
Net debt to market capitalization ratio	29%	27%	29%	31%	34%	31%	34%

Interest coverage ratio	5.67x	4.60x	3.63x	2.35x	6.67x	4.34x	3.38x
Fixed charge coverage ratio	4.53x	3.72x	2.97x	1.93x	5.49x	3.58x	2.85x

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2017	2017	2017	2017	2018	2018	2018
Property mix:(1)
Triple-net	45%	44%	43%	42%	41%	40%	38%
Seniors housing operating	38%	39%	40%	41%	42%	43%	46%
Outpatient medical	17%	17%	17%	17%	17%	17%	16%

Relationship mix:(1)
Sunrise Senior Living(2)	14%	14%	14%	14%	15%	15%	15%
ProMedica Health System	—%	—%	—%	—%	—%	—%	7%
Revera(2)	7%	7%	7%	7%	7%	7%	7%
Genesis HealthCare	9%	9%	9%	7%	6%	6%	6%
Brookdale Senior Living	7%	7%	7%	7%	7%	8%	6%
Remaining relationships	63%	63%	63%	65%	65%	64%	59%

Geographic mix:(1)
California	13%	14%	13%	13%	14%	14%	13%
United Kingdom	9%	9%	9%	9%	10%	9%	9%
Canada	8%	8%	8%	8%	9%	8%	8%
New Jersey	7%	8%	8%	8%	8%	7%	7%
Texas	7%	7%	7%	8%	8%	8%	7%
Remaining geographic areas	56%	54%	55%	54%	51%	54%	56%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI.  Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Lease Expirations. The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2018 (dollars in thousands):

	Expiration Year(1)
	2018	2019	2020	2021	2022	2023	2024	2025	2026	2027	Thereafter
Triple-net:
Properties	111	—	—	8	12	7	4	55	55	19	462
Base rent(2)	$49,563	$—	$—	$13,400	$7,843	$—	$10,842	$66,697	$94,556	$33,955	$523,166
% of base rent	6.2%	—%	—%	1.7%	1.0%	—%	1.4%	8.3%	11.8%	4.2%	65.4%
Units/beds	10,754	—	—	1,416	1,245	1,115	692	4,140	5,869	2,401	48,799
% of Units/beds	14.1%	—%	—%	1.9%	1.6%	1.5%	0.9%	5.4%	7.7%	3.1%	63.8%

Outpatient medical:
Square feet	337,189	1,121,808	1,372,820	1,559,664	1,706,549	1,271,602	1,290,443	765,244	1,195,467	403,107	4,868,618
Base rent(2)	$9,626	$32,658	$38,720	$43,962	$46,037	$34,306	$37,615	$20,607	$29,059	$10,652	$102,387
% of base rent	2.4%	8.1%	9.5%	10.8%	11.3%	8.5%	9.3%	5.1%	7.2%	2.6%	25.2%
Leases	112	304	329	310	304	283	149	130	138	79	211
% of Leases	4.8%	12.9%	14.0%	13.2%	12.9%	12.0%	6.3%	5.5%	5.9%	3.4%	9.1%

(1) Excludes investments in unconsolidated entities. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non cash income.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended		Change
	September 30,	September 30,	$	%
	2018	2017
Cash, cash equivalents and restricted cash at beginning of period	$309,303	$607,220	$(297,917)	-49%
Cash provided from (used in) operating activities	1,211,148	1,162,464	48,684	4%
Cash provided from (used in) investing activities	(2,133,293)	400,418	(2,533,711)	n/a
Cash provided from (used in) financing activities	899,559	(1,899,107)	2,798,666	n/a
Effect of foreign currency translation	(5,432)	24,316	(29,748)	n/a
Cash, cash equivalents and restricted cash at end of period	$281,285	$295,311	$(14,026)	-5%

     Operating Activities. The change in net cash provided from operating activities was immaterial.  Please see “Results of Operations” for discussion of net income fluctuations. For the nine months ended September 30, 2018 and 2017, cash flow provided from operations exceeded cash distributions to stockholders.
     Investing Activities.  The changes in net cash provided from/used in investing activities are primarily attributable to changes in acquisition and dispositions, which are summarized above in “Key Transactions” and Notes 3 and 5 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Nine Months Ended		Change
	September 30,	September 30,
	2018	2017	$	%
New development	$88,146	$198,068	$(109,922)	-55%
Recurring capital expenditures, tenant improvements and lease commissions	57,384	45,777	11,607	25%
Renovations, redevelopments and other capital improvements	116,251	113,365	2,886	3%
Total	$261,781	$357,210	$(95,429)	-27%

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
Off-Balance Sheet Arrangements
At September 30, 2018, we had investments in unconsolidated entities with our ownership interests ranging from 10% to 50%. Please see Note 7 to our unaudited consolidated financial statements for additional information.  We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. Please see Note 11 to our unaudited consolidated financial statements for additional information.  At September 30, 2018, we had 13 outstanding letter of credit obligations. Please see Note 12 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Unsecured revolving credit facility(1)	$1,312,000	$—	$—	$—	$1,312,000
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	7,450,000	—	1,050,000	1,050,000	5,350,000
Canadian Dollar senior unsecured notes(3)	232,162	—	232,162	—	—
Pounds Sterling senior unsecured notes(3)	1,370,565	—	—	—	1,370,565
U.S. Dollar term credit facility	507,500	—	7,500	—	500,000
Canadian Dollar term credit facility(3)	193,469	—	—	—	193,469
Secured debt:(2,3)
Consolidated	2,479,755	170,742	628,104	573,112	1,107,797
Unconsolidated	790,673	17,836	109,404	40,844	622,589
Contractual interest obligations:(4)
Unsecured revolving credit facility	193,720	10,196	81,566	81,566	20,392
Senior unsecured notes and term loans(3)	4,120,498	152,769	830,571	710,660	2,426,498
Consolidated secured debt(3)	476,489	23,252	155,504	111,191	186,542
Unconsolidated secured debt(3)	214,808	7,612	56,738	48,299	102,159
Capital lease obligations(5)	85,308	1,043	8,346	8,346	67,573
Operating lease obligations(5)	1,107,336	4,507	35,588	34,105	1,033,136
Purchase obligations(5)	343,079	76,741	266,338	—	—
Other long-term liabilities(6)	1,598	369	1,229	—	—
Total contractual obligations	$20,878,960	$465,067	$3,463,050	$2,658,123	$14,292,720

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
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends.  Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2018, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged.  We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of October 25, 2018, 13,309,086 shares of common stock remained available for issuance under the DRIP registration statement. On August 3, 2018 we entered into separate amended and restated equity distribution agreements with each of Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $784,083,001 aggregate amount of our common stock (“Equity Shelf Program”).  The Equity Shelf Program also allows us to enter into forward sale agreements.  We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates on or prior to the maturity date of that particular forward sale agreement, in which case we

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

will expect to receive per share cash proceeds at settlement equal to the forward sale price under the relevant forward sale agreement.  However, we may also elect to cash settle or net share settle a forward sale agreement.  As of October 25, 2018, we had $654,339,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.
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

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,		September 30,					September 30,		September 30,
	2018		2017		Amount		%	2018		2017		Amount		%
Net income	$84,226		$89,299		$(5,073)		-6%	$705,054		$630,356		$74,698		12%
NICS	64,384		74,043		(9,659)		-13%	656,487		575,118		81,369		14%
FFO	285,272		295,722		(10,450)		-4%	1,017,217		986,352		30,865		3%
EBITDA	467,148		442,684		24,464		6%	1,802,072		1,665,488		136,584		8%
NOI	579,222		567,486		11,736		2%	1,676,883		1,676,362		521		—%
SSNOI	433,523		439,807		(6,284)		-1%	1,303,626		1,293,712		9,914		1%

Per share data (fully diluted):
NICS	$0.17		$0.20		$(0.03)		-15%	$1.76		$1.56		$0.20		13%
FFO	$0.76		$0.80		$(0.04)		-5%	$2.72		$2.68		$0.04		1%

Interest coverage ratio	3.38	x	3.63	x	(0.25	)x	-7%	4.73	x	4.63	x	0.10	x	2%
Fixed charge coverage ratio	2.85	x	2.97	x	(0.12	)x	-4%	3.93	x	3.74	x	0.19	x	5%
Triple-net
     The following is a summary of our NOI and SSNOI for the triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2018	2017	$	%	2018	2017	$	%
NOI	$218,684	$244,916	$(26,232)	-11%	$665,706	$735,998	$(70,292)	-10%
Non SSNOI attributable to same store properties	(3,734)	(7,232)	3,498	-48%	(14,075)	(22,689)	8,614	-38%
NOI attributable to non same store properties(1)	(76,077)	(95,278)	19,201	-20%	(232,926)	(292,948)	60,022	-20%
SSNOI(2)	$138,873	$142,406	$(3,533)	-2%	$418,705	$420,361	$(1,656)	—%

(1) Change is primarily due to the acquisition of 290 properties, the transitioning/restructuring of 27 properties, and the conversion of 13 construction projects into revenue-generating properties subsequent to January 1, 2017 and 20 held for sale properties at September 30, 2018.
(2) Relates to 410 same store properties.
The following is a summary of our results of operations for the triple-net segment (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$203,039	$221,555	$(18,516)	-8%	$607,831	$666,735	$(58,904)	-9%
Interest income	14,378	20,187	(5,809)	-29%	42,176	61,767	(19,591)	-32%
Other income	1,693	3,174	(1,481)	-47%	16,282	7,496	8,786	117%
Total revenues	219,110	244,916	(25,806)	-11%	666,289	735,998	(69,709)	-9%
Property operating expenses	426	—	426	n/a	583	—	583	n/a
NOI(1)	218,684	244,916	(26,232)	-11%	665,706	735,998	(70,292)	-10%
Other expenses:
Interest expense	3,500	3,622	(122)	-3%	10,742	11,647	(905)	-8%
Loss (gain) on derivatives and financial instruments, net	8,991	324	8,667	2,675%	(5,642)	2,284	(7,926)	n/a
Depreciation and amortization	60,383	62,891	(2,508)	-4%	171,724	182,672	(10,948)	-6%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	(32)	29,083	(29,115)	n/a
Impairment of assets	6,178	—	6,178	n/a	34,482	4,846	29,636	612%
Other expenses	87,076	89,236	(2,160)	-2%	89,153	96,425	(7,272)	-8%
Total other expenses	166,128	156,073	10,055	6%	300,427	326,957	(26,530)	-8%
Income from continuing operations before income taxes and income (loss) from unconsolidated entities	52,556	88,843	(36,287)	-41%	365,279	409,041	(43,762)	-11%
Income tax (expense) benefit	1,116	(816)	1,932	n/a	(708)	(2,070)	1,362	-66%
Income (loss) from unconsolidated entities	5,377	5,478	(101)	-2%	16,260	14,983	1,277	9%
Income from continuing operations	59,049	93,505	(34,456)	-37%	380,831	421,954	(41,123)	-10%
Gain (loss) on real estate dispositions, net	24,782	(185)	24,967	n/a	158,938	273,051	(114,113)	-42%
Net income	83,831	93,320	(9,489)	-10%	539,769	695,005	(155,236)	-22%
Less: Net income (loss) attributable to noncontrolling interests	6,913	1,539	5,374	349%	10,129	3,112	7,017	225%
Net income attributable to common stockholders	$76,918	$91,781	$(14,863)	-16%	$529,640	$691,893	$(162,253)	-23%

(1) See Non-GAAP Financial Measures.

The decrease in rental income is primarily attributable to the disposition of properties exceeding new acquisitions as well as the reduction in the Genesis annual cash rent obligation due to the restructuring of the master lease as of January 1, 2018.  Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties.  These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period.  If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended September 30, 2018, we had 20 leases with rental rate increasers ranging from 0.12% to 0.79% in our triple-net portfolio. The decrease in interest income is primarily related to the volume of loan payoffs during 2017 and 2018. The increase in other income is primarily due to $10,805,000 of net lease termination fees recognized during the three months ended June 30, 2018.
Depreciation and amortization decreased primarily as a result of the disposition of triple-net properties exceeding new acquisitions. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the nine months ended September 30, 2018 and 2017, we recorded impairment charges on certain held for sale triple-net properties as the carrying values exceeded the estimated fair value less costs to sell. Changes in the gain on sales of properties are related to the volume of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The decrease in other expenses is primarily due to fewer noncapitalizable transaction costs from acquisitions.
During the nine months ended September 30, 2018, we completed two triple-net construction project totaling $90,055,000 or $381,589 per bed/unit.  The following is a summary of triple-net construction projects, excluding expansions, pending as of September 30, 2018 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Westerville, OH	90	$22,800	$6,759	3Q19
Union, KY	162	34,600	7,150	1Q20
Droitwich , UK	70	16,532	4,035	4Q20
	322	$73,932	$17,944

Interest expense for the nine months ended September 30, 2018 and 2017 represents secured debt interest expense and related fees.  The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuation in loss (gain) on derivatives and financial instruments is primarily attributable to the mark-to-market adjustment recorded on the Genesis HealthCare available-for-sale investment in accordance with the adoption of ASU No. 2016-01 described in Note 2 to our unaudited consolidated financial statements.  The fluctuation in losses/gains on debt extinguishment is attributable to the large volume of extinguishments in the first quarter of 2017.  The following is a summary of our triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$334,033	3.53%	$345,866	3.53%	$347,474	3.55%	$594,199	4.58%
Debt issued	—	0.00%	13,000	4.57%	—	0.00%	13,000	4.57%
Debt extinguished	—	0.00%	—	0.00%	(4,107)	4.94%	(255,553)	5.92%
Debt transferred	(35,830)	3.80%	—	0.00%	(35,830)	3.84%	—	0.00%
Principal payments	(962)	5.26%	(1,126)	5.56%	(3,033)	5.42%	(4,724)	5.68%
Foreign currency	(979)	3.51%	7,707	3.13%	(8,242)	3.29%	18,525	2.95%
Ending balance	$296,262	3.63%	$365,447	5.55%	$296,262	3.63%	$365,447	3.55%

Monthly averages	$309,920	3.53%	$358,425	3.56%	$331,239	3.48%	$424,583	4.00%

A portion of our triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses related to unconsolidated investments.  Net income attributable to noncontrolling interest represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Seniors Housing Operating
The following is a summary of our NOI and SSNOI for the seniors housing operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2018	2017	$	%	2018	2017	$	%
NOI	$265,846	$225,100	$40,746	18%	$730,577	$653,518	$77,059	12%
Non SSNOI attributable to same store properties	304	288	16	6%	927	1,162	(235)	-20%
NOI attributable to non same store properties(1)	(57,534)	(9,311)	(48,223)	518%	(104,407)	(24,102)	(80,305)	333%
SSNOI(2)	$208,616	$216,077	$(7,461)	-3%	$627,097	$630,578	$(3,481)	-1%

(1) Change is primarily due to the acquisition of 26 properties subsequent to January 1, 2017 and the transition of 78 properties from triple-net to seniors housing operating.
(2) Relates to 399 same store properties.
The following is a summary of our seniors housing operating results of operations (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2018	2017	$	%	2018	2017	$	%
Revenues:
Resident fees and services	$875,171	$702,380	$172,791	25%	$2,374,450	$2,049,757	$324,693	16%
Interest income	159	—	159	n/a	416	69	347	503%
Other income	1,175	1,497	(322)	-22%	3,973	4,005	(32)	-1%
Total revenues	876,505	703,877	172,628	25%	2,378,839	2,053,831	325,008	16%
Property operating expenses	610,659	478,777	131,882	28%	1,648,262	1,400,313	247,949	18%
NOI(1)	265,846	225,100	40,746	18%	730,577	653,518	77,059	12%
Other expenses:
Interest expense	17,319	16,369	950	6%	51,225	47,587	3,638	8%
Depreciation and amortization	136,532	119,089	17,443	15%	397,080	356,023	41,057	12%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	110	3,414	(3,304)	-97%
Impairment of assets	562	—	562	n/a	5,075	14,191	(9,116)	-64%
Other expenses	(811)	5,157	(5,968)	n/a	5,168	8,100	(2,932)	-36%
Total other expenses	153,602	140,615	12,987	9%	458,658	429,315	29,343	7%
Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	112,244	84,485	27,759	33%	271,919	224,203	47,716	21%
Income tax benefit (expense)	211	(1,519)	1,730	n/a	(2,244)	9,133	(11,377)	n/a
Income (loss) from unconsolidated entities	(6,705)	(2,886)	(3,819)	132%	(21,389)	(40,527)	19,138	-47%
Income from continuing operations	105,750	80,080	25,670	32%	248,286	192,809	55,477	29%
Gain (loss) on real estate dispositions, net	(1)	(197)	196	-99%	3	12,814	(12,811)	-100%
Net income (loss)	105,749	79,883	25,866	32%	248,289	205,623	42,666	21%
Less: Net income (loss) attributable to noncontrolling interests	405	1,008	(603)	-60%	(1,259)	1,199	(2,458)	n/a
Net income (loss) attributable to common stockholders	$105,344	$78,875	$26,469	34%	$249,548	$204,424	$45,124	22%

(1) See Non-GAAP Financial Measures.

Fluctuations in revenues and property operating expenses are primarily a result of acquisitions, segment transitions and the movement of U.S. and foreign currency exchange rates. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the nine months ended September 30, 2018 and 2017, we recorded impairment charges on certain held for sale properties as the carrying value exceeded the estimated fair value less costs to sell.  Changes in the gain/loss on sale of properties are related to the volume of property sales and sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The decrease in other expenses is primarily due to noncapitalizable transactions costs from acquisitions.
During the nine months ended September 30, 2018, we completed two seniors housing operating construction project representing $86,931,000 or $459,952 per unit. The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of September 30, 2018 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Wandsworth, UK	98	$76,947	$38,759	1Q20

Interest expense represents secured debt interest expense.  The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations.  The following is a summary of our seniors housing operating property secured debt principal activity (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,909,415	3.73%	$2,040,985	3.56%	$1,988,700	3.66%	$2,463,249	3.94%
Debt transferred	35,830	3.84%	—	0.00%	35,830	3.84%	—	0.00%
Debt issued	—	0.00%	15,659	3.46%	44,606	3.38%	177,459	2.60%
Debt assumed	—	0.00%	—	0.00%	85,192	4.38%	—	0.00%
Debt extinguished	—	0.00%	(15,449)	2.88%	(131,175)	4.85%	(610,403)	4.92%
Principal payments	(11,908)	3.64%	(11,857)	3.57%	(35,910)	3.58%	(35,008)	3.63%
Foreign currency	18,204	3.33%	39,696	3.18%	(35,702)	3.54%	73,737	3.26%
Ending balance	$1,951,541	3.76%	$2,069,034	3.63%	$1,951,541	3.76%	$2,069,034	3.63%

Monthly averages	$1,934,652	3.74%	$2,065,572	3.61%	$1,935,752	3.70%	$2,082,662	3.66%

     The majority of our seniors housing operating properties are formed through partnership interests.  Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuations in income (loss) from unconsolidated entities is primarily due to the recognition of goodwill and intangible asset impairments as well as income tax expense adjustments during the nine month period ended September 30, 2017. During the nine months ended September 30, 2017, we recognized a $7,916,000 deferred tax benefit arising from the basis difference generated by the aforementioned unconsolidated entities' adjustments.
Outpatient Medical
The following is a summary of our NOI and SSNOI for the outpatient medical segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2018	2017	$	%	2018	2017	$	%
NOI	$93,997	$96,772	$(2,775)	-3%	$279,039	$285,675	$(6,636)	-2%
Non SSNOI on same store properties	(1,061)	(1,451)	390	-27%	(2,841)	(5,594)	2,753	-49%
NOI attributable to non same store properties(1)	(6,902)	(13,997)	7,095	-51%	(18,374)	(37,308)	18,934	-51%
SSNOI(2)	$86,034	$81,324	$4,710	6%	$257,824	$242,773	$15,051	6%

(1) Change is primarily due to acquisitions of 19 properties and the conversion of 11 construction projects into revenue-generating properties subsequent to January 1, 2017.
(2) Relates to 219 same store properties.
The following is a summary of our results of operations for the outpatient medical segment (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2018	2017	$	%	2018	2017	$	%
Revenues:
Rental income	$139,848	$141,325	$(1,477)	-1%	$412,026	$418,886	$(6,860)	-2%
Interest income	85	—	85	n/a	140	—	140	n/a
Other income	136	667	(531)	-80%	401	2,497	(2,096)	-84%
Total revenues	140,069	141,992	(1,923)	-1%	412,567	421,383	(8,816)	-2%
Property operating expenses	46,072	45,220	852	2%	133,528	135,708	(2,180)	-2%
NOI(1)	93,997	96,772	(2,775)	-3%	279,039	285,675	(6,636)	-2%
Other expenses:
Interest expense	1,643	2,929	(1,286)	-44%	4,975	7,342	(2,367)	-32%
Depreciation and amortization	46,234	48,158	(1,924)	-4%	138,821	144,567	(5,746)	-4%
Impairment of assets	—	—	—	n/a	—	5,625	(5,625)	-100%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	11,928	4,373	7,555	173%
Other expenses	1,055	530	525	99%	3,748	2,201	1,547	70%
Total other expenses	48,932	51,617	(2,685)	-5%	159,472	164,108	(4,636)	-3%

Income (loss) from continuing operations before income taxes and income (loss) from unconsolidated entities	45,065	45,155	(90)	—%	119,567	121,567	(2,000)	-2%
Income tax (expense) benefit	239	(366)	605	n/a	(567)	(655)	88	-13%
Income from unconsolidated entities	1,672	816	856	105%	4,293	1,868	2,425	130%
Income from continuing operations	46,976	45,605	1,371	3%	123,293	122,780	513	—%
Gain (loss) on real estate dispositions, net	(58)	2,004	(2,062)	n/a	214,721	2,004	212,717	10,615%
Net income (loss)	46,918	47,609	(691)	-1%	338,014	124,784	213,230	171%
Less: Net income (loss) attributable to noncontrolling interests	848	1,032	(184)	-18%	4,669	3,424	1,245	36%
Net income (loss) attributable to common stockholders	$46,070	$46,577	$(507)	-1%	$333,345	$121,360	$211,985	175%

(1) See Non-GAAP Financial Measures.

The decrease in rental income is primarily attributable to dispositions partially offset by the acquisitions of new properties and the conversion of newly constructed outpatient medical properties from which we receive rent. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income.  For the three months ended September 30, 2018, our consolidated outpatient medical portfolio signed 105,716 square feet of new leases and 190,465 square feet of renewals.  The weighted-average term of these leases was six years, with a rate of $36.76 per square foot and tenant improvement and lease commission costs of $28.38 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.9% to 4.0%.
The fluctuation in property operating expenses is primarily attributable to dispositions partially offset by acquisitions and construction conversions of new outpatient medical facilities for which we incur certain property operating expenses.  The fluctuations in depreciation and amortization are primarily due to dispositions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the nine months ended September 30, 2017, we recorded impairment charges related to certain held for sale properties as the carrying values exceeded the estimated fair values less costs to sell. Changes in the gain/loss on sale of properties are related to the volume of property sales and sales prices.
During the nine months ended September 30, 2018, we completed one outpatient medical construction project representing $11,358,000 or $296 per square foot. The following is a summary of the outpatient medical construction projects, excluding expansions, pending as of September 30, 2018 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$105,177	$54,454	3Q19
Houston, TX	73,500	23,455	3,399	4Q19
Total	214,455	$128,632	$57,853

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

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
		Wtd. Ave		Wtd. Ave		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$217,007	4.35%	$284,918	4.62%	$279,951	4.72%	$404,079	4.85%
Debt assumed	14,360	3.80%	—	0.00%	14,360	3.80%	23,094	6.67%
Debt extinguished	—	0.00%	—	0.00%	(61,291)	7.43%	(137,416)	5.99%
Principal payments	(702)	5.90%	(2,000)	6.63%	(2,355)	6.02%	(6,839)	6.76%
Ending balance	$230,665	4.19%	$282,918	4.69%	$230,665	4.19%	$282,918	4.69%

Monthly averages	$220,246	4.22%	$283,885	4.68%	$224,943	4.26%	$298,933	4.61%

A portion of our outpatient medical properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses related to certain unconsolidated property investments. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Non-Segment/Corporate
The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2018	2017	$	%	2018	2017	$	%
Revenues:
Other income	$695	$698	$(3)	—%	$1,561	$1,171	$390	33%
Expenses:
Interest expense	115,570	99,658	15,912	16%	315,281	290,829	24,452	8%
General and administrative	28,746	29,913	(1,167)	-4%	95,282	93,643	1,639	2%
Loss (gain) on extinguishment of debt, net	4,038	—	4,038	n/a	4,038	—	4,038	n/a
Other expenses	1,306	4,672	(3,366)	-72%	4,327	10,882	(6,555)	-60%
Total expenses	149,660	134,243	15,417	11%	418,928	395,354	23,574	6%
Loss from continuing operations before income taxes	(148,965)	(133,545)	(15,420)	12%	(417,367)	(394,183)	(23,184)	6%
Income tax (expense) benefit	(3,307)	2,032	(5,339)	n/a	(3,651)	(873)	(2,778)	318%
Loss from continuing operations	(152,272)	(131,513)	(20,759)	16%	(421,018)	(395,056)	(25,962)	7%
Less: Preferred stock dividends	11,676	11,676	—	—%	35,028	37,734	(2,706)	-7%
Less: Preferred stock redemption charge	—	—	—	n/a	—	9,769	(9,769)	-100%
Net loss attributable to common stockholders	$(163,948)	$(143,189)	$(20,759)	14%	$(456,046)	$(442,559)	$(13,487)	3%

The following is a summary of our non-segment/corporate interest expense (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2018	2017	$	%	2018	2017	$	%
Senior unsecured notes	$99,445	$92,296	$7,149	8%	$282,847	$267,444	$15,403	6%
Secured debt	26	49	(23)	-47%	96	164	(68)	-41%
Primary unsecured credit facility	12,662	3,906	8,756	224%	22,442	13,179	9,263	70%
Loan expense	3,437	3,407	30	1%	9,896	10,042	(146)	-1%
Totals	$115,570	$99,658	$15,912	16%	$315,281	$290,829	$24,452	8%

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
General and administrative expenses as a percentage of consolidated revenues for the three months ended September 30, 2018 and 2017 were 2.33% and 2.74%, respectively. Other expenses primarily represent severance-related costs associated with the departure of certain executive officers and key employees.
The decrease in preferred dividends and the preferred stock redemption charge are due to the redemption of our 6.5% Series J preferred stock during 2017.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
NOI Reconciliations:	2017	2017	2017	2017	2018	2018	2018
Net income (loss)	$337,610	$203,441	$89,299	$(89,743)	$453,555	$167,273	$84,226
Loss (gain) on real estate dispositions, net	(244,092)	(42,155)	(1,622)	(56,381)	(338,184)	(10,755)	(24,723)
Loss (income) from unconsolidated entities	23,106	3,978	(3,408)	59,449	2,429	(1,249)	(344)
Income tax expense (benefit)	2,245	(8,448)	669	25,663	1,588	3,841	1,741
Other expenses	11,675	6,339	99,595	60,167	3,712	10,058	88,626
Impairment of assets	11,031	13,631	—	99,821	28,185	4,632	6,740
Provision for loan losses	—	—	—	62,966	—	—	—
Loss (gain) on extinguishment of debt, net	31,356	5,515	—	371	11,707	299	4,038
Loss (gain) on derivatives and financial instruments, net	1,224	736	324	—	(7,173)	(7,460)	8,991
General and administrative expenses	31,101	32,632	29,913	28,365	33,705	32,831	28,746
Depreciation and amortization	228,276	224,847	230,138	238,458	228,201	236,275	243,149
Interest expense	118,597	116,231	122,578	127,217	122,775	121,416	138,032
Consolidated net operating income (NOI)	$552,129	$556,747	$567,486	$556,353	$540,500	$557,161	$579,222

NOI by segment:
Triple-net	$249,735	$241,347	$244,916	$231,083	$222,738	$224,284	$218,684
Seniors housing operating	209,442	218,978	225,100	226,509	225,226	239,505	265,846
Outpatient medical	92,719	96,183	96,772	98,393	92,168	92,874	93,997
Non-segment/corporate	233	239	698	368	368	498	695
Total NOI	$552,129	$556,747	$567,486	$556,353	$540,500	$557,161	$579,222

	Nine Months Ended
	September 30,	September 30,
	2017	2018
NOI Reconciliations:
Net income (loss)	$630,356	$705,054
Loss (gain) on real estate dispositions, net	(287,869)	(373,662)
Loss (income) from unconsolidated entities	23,676	836
Income tax expense (benefit)	(5,535)	7,170
Other expenses	117,608	102,396
Impairment of assets	24,662	39,557
Loss (gain) on extinguishment of debt, net	36,870	16,044
Loss (gain) on derivatives and financial instruments, net	2,284	(5,642)
General and administrative expenses	93,643	95,282
Depreciation and amortization	683,262	707,625
Interest expense	357,405	382,223
Consolidated net operating income (NOI)	$1,676,362	$1,676,883

NOI by segment:
Triple-net	$735,998	$665,706
Seniors housing operating	653,518	730,577
Outpatient medical	285,675	279,039
Non-segment/corporate	1,171	1,561
Total NOI	$1,676,362	$1,676,883

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
SSNOI Reconciliations:		2017	2017	2017	2017	2018	2018	2018
NOI:
Triple-net		$249,735	$241,347	$244,916	$231,083	$222,738	$224,284	$218,684
Seniors housing operating		209,442	218,978	225,100	226,509	225,226	239,505	265,846
Outpatient medical		92,719	96,183	96,772	98,393	92,168	92,874	93,997
Total		551,896	556,508	566,788	555,985	540,132	556,663	578,527
Adjustments:
Triple-net:
Non SSNOI on same store properties		(8,152)	(7,305)	(7,232)	(6,821)	(7,959)	(2,382)	(3,734)
NOI attributable to non same store properties		(103,340)	(94,330)	(95,278)	(83,614)	(77,078)	(79,771)	(76,077)
Subtotal		(111,492)	(101,635)	(102,510)	(90,435)	(85,037)	(82,153)	(79,811)
Seniors housing operating:
Non SSNOI on same store properties		316	558	288	424	312	311	304
NOI attributable to non same store properties		(7,218)	(7,573)	(9,311)	(14,913)	(17,953)	(28,920)	(57,534)
Subtotal		(6,902)	(7,015)	(9,023)	(14,489)	(17,641)	(28,609)	(57,230)
Outpatient medical:
Non SSNOI on same store properties		(1,828)	(2,315)	(1,451)	(1,743)	(886)	(894)	(1,061)
NOI attributable to non same store properties		(10,346)	(12,965)	(13,997)	(14,564)	(5,168)	(6,304)	(6,902)
Subtotal		(12,174)	(15,280)	(15,448)	(16,307)	(6,054)	(7,198)	(7,963)
SSNOI:	Properties
Triple-net	410	138,243	139,712	142,406	140,648	137,701	142,131	138,873
Seniors housing operating	399	202,540	211,963	216,077	212,020	207,585	210,896	208,616
Outpatient medical	219	80,545	80,903	81,324	82,086	86,114	85,676	86,034
Total	1,028	$421,328	$432,578	$439,807	$434,754	$431,400	$438,703	$433,523
SSNOI Property Reconciliation:
Total properties	1,529
Acquisitions	(335)
Developments	(26)
Held for sale	(39)
Transitions/restructurings	(93)
Other(1)	(8)
Same store properties	1,028

(1) Includes seven land parcels and one loan.

		Nine Months Ended
		September 30,	September 30,
SSNOI Reconciliations:		2017	2018
NOI:
Triple-net		$735,998	$665,706
Seniors housing operating		653,518	730,577
Outpatient medical		285,675	279,039
Total		1,675,191	1,675,322
Adjustments:
Triple-net:
Non SSNOI on same store properties		(22,689)	(14,075)
NOI attributable to non same store properties		(292,948)	(232,926)
Subtotal		(315,637)	(247,001)
Seniors housing operating:
Non SSNOI on same store properties		1,162	927
NOI attributable to non same store properties		(24,102)	(104,407)
Subtotal		(22,940)	(103,480)
Outpatient medical:
Non SSNOI on same store properties		(5,594)	(2,841)
NOI attributable to non same store properties		(37,308)	(18,374)
Subtotal		(42,902)	(21,215)
SSNOI:	Properties
Triple-net	410	420,361	418,705
Seniors housing operating	399	630,578	627,097
Outpatient medical	219	242,773	257,824
Total	1,028	$1,293,712	$1,303,626

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
FFO Reconciliations:	2017	2017	2017	2017	2018	2018	2018
NICS	$312,639	$188,429	$74,043	$(111,523)	$437,671	$154,432	$64,384
Depreciation and amortization	228,276	224,847	230,138	238,458	228,201	236,275	243,149
Impairment of assets	11,031	13,631	—	99,821	28,185	4,632	6,740
Loss (gain) on real estate dispositions, net	(244,092)	(42,155)	(1,622)	(56,381)	(338,184)	(10,755)	(24,723)
Noncontrolling interests	(18,107)	(16,955)	(16,826)	(8,131)	(16,353)	(17,692)	(17,498)
Unconsolidated entities	16,484	16,593	9,989	16,980	13,700	11,833	13,220
FFO	$306,231	$384,390	$295,722	$179,224	$353,220	$378,725	$285,272

Average common shares outstanding:
Basic	362,534	366,524	369,089	370,485	371,426	371,640	373,023
Diluted for NICS purposes	364,652	368,149	370,740	370,485	373,257	373,075	374,487
Diluted for FFO purposes	364,652	368,149	370,740	372,145	373,257	373,075	374,487

Per share data:
NICS
Basic	$0.86	$0.51	$0.20	$(0.30)	$1.18	$0.42	$0.17
Diluted	0.86	0.51	0.20	(0.30)	1.17	0.41	0.17

FFO
Basic	$0.84	$1.05	$0.80	$0.48	$0.95	$1.02	$0.76
Diluted	0.84	1.04	0.80	0.48	0.95	1.02	0.76

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2017	2018
NICS	$575,118	$656,487
Depreciation and amortization	683,262	707,625
Impairment of assets	24,662	39,557
Loss (gain) on real estate dispositions, net	(287,869)	(373,662)
Noncontrolling interests	(51,887)	(51,543)
Unconsolidated entities	43,066	38,753
FFO	$986,352	$1,017,217

Average common shares outstanding:
Basic	366,096	372,052
Diluted	367,894	373,638

Per share data:
NICS
Basic	$1.57	$1.76
Diluted	1.56	1.76

FFO
Basic	$2.69	$2.73
Diluted	2.68	2.72

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
EBITDA Reconciliations:	2017		2017		2017		2017		2018		2018		2018
Net income (loss)	$337,610		$203,441		$89,299		$(89,743)		$453,555		$167,273		$84,226
Interest expense	118,597		116,231		122,578		127,217		122,775		121,416		138,032
Income tax expense (benefit)	2,245		(8,448)		669		25,663		1,588		3,841		1,741
Depreciation and amortization	228,276		224,847		230,138		238,458		228,201		236,275		243,149
EBITDA	$686,728		$536,071		$442,684		$301,595		$806,119		$528,805		$467,148

Interest Coverage Ratio:
Interest expense	$118,597		$116,231		$122,578		$127,217		$122,775		$121,416		$138,032
Non-cash interest expense	(1,679)		(2,946)		(3,199)		(2,534)		(4,179)		(1,716)		(1,658)
Capitalized interest	4,129		3,358		2,545		3,456		2,336		2,100		1,921
Total interest	121,047		116,643		121,924		128,139		120,932		121,800		138,295
EBITDA	$686,728		$536,071		$442,684		$301,595		$806,119		$528,805		$467,148
Interest coverage ratio	5.67	x	4.60	x	3.63	x	2.35	x	6.67	x	4.34	x	3.38	x

Fixed Charge Coverage Ratio:
Total interest	$121,047		$116,643		$121,924		$128,139		$120,932		$121,800		$138,295
Secured debt principal payments	16,249		15,958		15,300		16,572		14,247		14,139		13,908
Preferred dividends	14,379		11,680		11,676		11,676		11,676		11,676		11,676
Total fixed charges	151,675		144,281		148,900		156,387		146,855		147,615		163,879
EBITDA	$686,728		$536,071		$442,684		$301,595		$806,119		$528,805		$467,148
Fixed charge coverage ratio	4.53	x	3.72	x	2.97	x	1.93	x	5.49	x	3.58	x	2.85	x

	Nine Months Ended
	September 30,		September 30,
EBITDA Reconciliations:	2017		2018
Net income (loss)	$630,356		$705,054
Interest expense	357,405		382,223
Income tax expense (benefit)	(5,535)		7,170
Depreciation and amortization	683,262		707,625
EBITDA	$1,665,488		$1,802,072

Interest Coverage Ratio:
Interest expense	$357,405		$382,223
Non-cash interest expense	(7,825)		(7,553)
Capitalized interest	10,033		6,357
Total interest	359,613		381,027
EBITDA	$1,665,488		$1,802,072
Interest coverage ratio	4.63	x	4.73	x

Fixed Charge Coverage Ratio:
Total interest	$359,613		$381,027
Secured debt principal payments	47,507		42,294
Preferred dividends	37,734		35,028
Total fixed charges	444,854		458,349
EBITDA	$1,665,488		$1,802,072
Fixed charge coverage ratio	3.74	x	3.93	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
Adjusted EBITDA	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
Reconciliations:	2017		2017		2017		2017		2018		2018		2018
Net income	$1,254,208		$1,246,899		$981,458		$540,613		$656,551		$620,384		$615,311
Interest expense	506,982		490,886		483,765		484,622		488,800		493,986		509,440
Income tax expense (benefit)	(15,158)		(23,093)		(22,119)		20,128		19,471		31,761		32,833
Depreciation and amortization	900,822		899,100		911,180		921,720		921,645		933,072		946,083
EBITDA	2,646,854		2,613,792		2,354,284		1,967,083		2,086,467		2,079,203		2,103,667
Loss (income) from unconsolidated entities	29,643		31,662		26,505		83,125		62,448		57,221		60,285
Transaction costs	34,702		29,545		9,704		—		—		—		—
Stock-based compensation expense(1)	25,588		23,321		24,710		19,102		25,753		26,158		25,443
Loss (gain) on extinguishment of debt, net	48,593		54,074		54,074		37,241		17,593		12,377		16,415
Loss (gain) on real estate dispositions, net	(608,139)		(648,763)		(488,034)		(344,250)		(438,342)		(406,942)		(430,043)
Impairment of assets	33,923		47,554		37,849		124,483		141,637		132,638		139,378
Provision for loan losses	10,215		10,215		10,215		62,966		62,966		62,966		62,966
Loss (gain) on derivatives and financial instruments, net	(1,225)		(489)		2,351		2,284		(6,113)		(14,309)		(5,642)
Other expenses(1)	19,396		23,997		122,211		176,395		167,524		171,243		161,655
Additional other income	(16,664)		(4,853)		(4,853)		—		—		(10,805)		(10,805)
Adjusted EBITDA	$2,222,886		$2,180,055		$2,149,016		$2,128,429		$2,119,933		$2,109,750		$2,123,319

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$506,982		$490,886		$483,765		$484,622		$488,800		$493,986		$509,440
Capitalized interest	18,035		17,087		14,866		13,489		11,696		10,437		9,813
Non-cash interest expense	(3,958)		(5,386)		(8,041)		(10,359)		(12,858)		(11,628)		(10,087)
Total interest	521,059		502,587		490,590		487,752		487,638		492,795		509,166
Adjusted EBITDA	$2,222,886		$2,180,055		$2,149,016		$2,128,429		$2,119,933		$2,109,750		$2,123,319
Adjusted interest coverage ratio	4.27	x	4.34	x	4.38	x	4.36	x	4.35	x	4.28	x	4.17	x

Total interest	$521,059		$502,587		$490,590		$487,752		$487,638		$492,795		$509,166
Secured debt principal payments	72,073		68,935		66,084		64,078		62,077		60,258		58,866
Preferred dividends	63,434		58,762		54,086		49,410		46,707		46,704		46,704
Total fixed charges	656,566		630,284		610,760		601,240		596,422		599,757		614,736
Adjusted EBITDA	$2,222,886		$2,180,055		$2,149,016		$2,128,429		$2,119,933		$2,109,750		$2,123,319
Adjusted fixed charge coverage ratio	3.39	x	3.46	x	3.52	x	3.54	x	3.55	x	3.52	x	3.45	x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2017	2017	2017	2017	2018	2018	2018
Book capitalization:
Borrowings under primary unsecured credit facility	$522,000	$385,000	$420,000	$719,000	$865,000	$540,000	$1,312,000
Long-term debt obligations(1)	10,932,185	10,994,946	11,101,592	11,012,936	10,484,840	10,895,559	12,192,060
Cash & cash equivalents(2)	(380,360)	(442,284)	(250,776)	(249,620)	(202,824)	(215,120)	(191,199)
Total net debt	11,073,825	10,937,662	11,270,816	11,482,316	11,147,016	11,220,439	13,312,861
Total equity and noncontrolling interests(3)	15,495,681	15,702,399	15,631,412	15,300,646	15,448,201	15,198,644	15,670,065
Book capitalization	$26,569,506	$26,640,061	$26,902,228	$26,782,962	$26,595,217	$26,419,083	$28,982,926
Net debt to book capitalization ratio	42%	41%	42%	43%	42%	42%	46%

Undepreciated book capitalization:
Total net debt	$11,073,825	$10,937,662	$11,270,816	$11,482,316	$11,147,016	$11,220,439	$13,312,861
Accumulated depreciation and amortization	4,335,160	4,568,408	4,826,418	4,838,370	4,990,780	5,113,928	5,394,274
Total equity and noncontrolling interests(3)	15,495,681	15,702,399	15,631,412	15,300,646	15,448,201	15,198,644	15,670,065
Undepreciated book capitalization	$30,904,666	$31,208,469	$31,728,646	$31,621,332	$31,585,997	$31,533,011	$34,377,200
Net debt to undepreciated book capitalization ratio	36%	35%	36%	36%	35%	36%	39%

Market capitalization:
Common shares outstanding	364,564	368,878	370,342	371,732	371,971	372,030	375,577
Period end share price	$70.82	$74.85	$70.28	$63.77	$54.43	$62.69	$64.32
Common equity market capitalization	$25,818,422	$27,610,518	$26,027,636	$23,705,350	$20,246,382	$23,322,561	$24,157,113
Total net debt	11,073,825	10,937,662	11,270,816	11,482,316	11,147,016	11,220,439	13,312,861
Noncontrolling interests(3)	859,478	873,567	901,487	877,499	889,766	856,721	1,362,380
Preferred stock	718,750	718,750	718,503	718,503	718,498	718,498	718,498
Enterprise value	$38,470,475	$40,140,497	$38,918,442	$36,783,668	$33,001,662	$36,118,219	$39,550,852
Net debt to market capitalization ratio	29%	27%	29%	31%	34%	31%	34%

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

	September 30, 2018		December 31, 2017
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$9,052,727	$(570,754)	$7,710,219	$(500,951)
Secured debt	1,623,202	(54,782)	1,749,958	(63,492)
Totals	$10,675,929	$(625,536)	$9,460,177	$(564,443)
Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At September 30, 2018, we had $2,869,522,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $28,695,000.  At December 31, 2017, we had $2,294,678,000 outstanding under our variable rate debt.  Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,947,000.
     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2018, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $13,000,000.  We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts.  If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2018		December 31, 2017
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$43,664	$16,681	$23,238	$12,929
Debt designated as hedges	1,602,727	16,027	1,620,273	16,203
Totals	$1,646,391	$32,708	$1,643,511	$29,132

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	—	$—
August 1, 2018 through August 31, 2018	1,084	62.68
September 1, 2018 through September 30, 2018	160	65.49
Totals	1,244	$63.04

(1) During the three months ended September 30, 2018, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Transfer Letter, dated August 17, 2018, by and between John A. Goodey and Welltower Inc.*
10.2
Credit Agreement dated as of July 19, 2018 by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent, L/C issuer and a swingline lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Deutsche Bank Securities Inc., as documentation agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as U.S. joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., Key Banc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint book runners.

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

* Management contract or compensatory plan or arrangement
** Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) the Notes to Unaudited Consolidated Financial Statements.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	October 30, 2018	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2018	By:	/s/ JOHN A. GOODEY
John A. Goodey,
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2018	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Vice President & Controller (Principal Accounting Officer)