Form 10-K
period 2018-12-31
WELLTOWER INC.
filed 2019-02-25
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $23,282,837,560.
As of February 13, 2019, the registrant had 386,361,193 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 2, 2019, are incorporated by reference into Part III.

WELLTOWER INC. AND SUBSIDIARIES
2018 FORM 10-K ANNUAL REPORT

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
Portfolio of Properties
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2018.
Property Types
We invest in seniors housing and health care real estate and evaluate our business through three reportable segments: Seniors Housing Operating, Triple-net and Outpatient Medical. For additional information regarding our segments, please see Note 17 to our consolidated financial statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to our consolidated financial statements.  The following is a summary of our various property types.
Seniors Housing Operating
Our seniors housing operating properties offer services including independent living and independent supportive living, continuing care retirement communities, assisted living, Alzheimer's/dementia care and include care homes with or without nursing (U.K.), which assist with activities of daily living that preserve a person's mobility and social systems to promote cognitive engagement. Our properties include stand-alone properties that provide one level of service, combination properties that provide multiple levels of service and communities or campuses that provide a wide range of services. Properties are primarily held in joint venture entities with operating partners. We utilize the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).
Independent Living and Independent Supportive Living (Canada)  Independent living and independent supportive living refers to age-restricted, multifamily properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities.
Continuing Care Retirement Communities  Continuing care retirement communities typically include a combination of detached homes and properties offering independent living, assisted living and/or long-term/post-acute care services on one campus. These communities appeal to residents because there is no need to relocate when health and medical needs change. Resident payment plans vary, but can include entrance fees, condominium fees and rental fees. Many of these communities also charge monthly maintenance fees in exchange for a living unit, meals and some health services.
Assisted Living  Assisted living refers to state-regulated rental properties that provide independent living services, but also provide supportive care from trained employees to residents who require assistance with activities of daily living, including, but not limited to, management of medications, bathing, dressing, toileting, ambulating and eating.
Alzheimer’s/Dementia Care  Certain properties offering assisted living may include state-licensed settings that specialize in caring for those afflicted with Alzheimer’s disease and/or other types of dementia.
Care Homes with or without Nursing (U.K.)  Care homes without nursing, regulated by the Care Quality Commission ("CQC”), are rental properties that provide essentially the same services as U.S. assisted living. Care homes with nursing, also regulated by the CQC, are licensed daily rate or rental properties where most individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for various national and local reimbursement programs.  Unlike the U.S., care homes with nursing in the U.K. generally do not provide post-acute care.
Our Seniors Housing Operating segment accounted for 69%, 65% and 59% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had relationships with 21 operators to manage our seniors housing operating properties. In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract. We rely on our partners to effectively and efficiently manage these properties. For the year ended December 31, 2018, our relationship with Sunrise Senior Living accounted for approximately 36% of our Seniors Housing Operating segment revenues and 25% of our total revenues.
Triple-net
Our triple-net properties offer services including independent living and independent supportive living (Canada), assisted living, continuing care retirement communities, Alzheimer's/dementia care and care homes with or without nursing (U.K.) described above, as well as long-term/post-acute care. We invest primarily through acquisitions, development and joint venture partnerships. Our properties are primarily leased to operators under long-term, triple-net master leases that obligate the tenant to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases. We are not involved in property management. Our properties include stand-alone properties that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services.
Long-Term/Post-Acute Care Facilities  Post-acute care is at the leading edge of reducing health care costs while improving quality. These high-impact centers help patients recover from illness or surgery with the goals of getting the patient home and healed faster and reducing hospital readmission rates. Our long-term/post-acute care properties generally offer skilled nursing/post-acute care, inpatient rehabilitation and long-term acute care services. Skilled nursing/post-acute care refers to licensed daily rate or rental properties where most individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement in the U.S. or provincial reimbursement in Canada. All properties offer some level of rehabilitation services. Some properties focus on higher acuity patients and offer rehabilitation units specializing in cardiac, orthopedic, dialysis, neurological or pulmonary rehabilitation. Inpatient rehabilitation properties provide intensive inpatient services after illness, injury or surgery to patients able to tolerate and benefit from three hours of rehabilitation hours per day. Long-term acute care properties provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than is available in most skilled nursing/post-acute care properties.
Our Triple-net segment accounted for 19%, 22% and 28% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.  For the year ended December 31, 2018, our revenues related to our relationship with Genesis HealthCare (“Genesis”) accounted for approximately 15% of our Triple-net segment revenues and 3% of our total revenues. As of December 31, 2018, our relationship with Genesis was comprised of a master lease for 87 properties owned 100% by us, two real estate loans totaling approximately $187 million, approximately 9.5 million shares of GEN Series A common stock (representing approximately 9% of total GEN common stock) and a 25% ownership stake in an unconsolidated joint venture that includes a master lease for 28 properties operated by Genesis. In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases. All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, a subsidiary of Genesis.
Outpatient Medical
Outpatient Medical Buildings  Demand for outpatient medical services is growing as more procedures are performed safely and efficiently outside the hospital setting. State-of-the-art outpatient centers are needed in accessible, consumer-friendly locations. Our portfolio of outpatient medical buildings is an integral part of creating health care provider connectivity in local markets and generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Approximately 95% of our outpatient medical building portfolio is affiliated with health systems (buildings directly on hospital campuses or with tenants that are satellite locations for the health system and its physicians). We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management. Our Outpatient Medical segment accounted for 12%, 13% and 13% of total revenues for each of the years ended December 31, 2018, 2017 and 2016, respectively.  No single tenant exceeds 20% of segment revenues.
Investments
Providing high-quality and affordable health care to an aging global population requires vast investments and infrastructure development. We invest in seniors housing and health care real estate primarily through acquisitions, developments and joint venture partnerships. For additional information regarding acquisition and development activity, please see Note 3 to our consolidated financial statements. Our portfolio creates opportunities to connect partners across the continuum of care and drive efficiency. We seek to diversify our investment portfolio by property type, relationship and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s/partner’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor/partner; (4) the security for any lease or loan; (5) the real estate attributes of the building and its location; (6) the capital committed to the property by the obligor/partner; and (7) the operating fundamentals of the applicable industry.
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
Investment Types
Real Property  Our properties are primarily comprised of land, buildings, improvements and related rights. Our triple-net properties are generally leased to operators under long-term operating leases. The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options, a portion of which could result in the disposition of properties for less than full market value if the options were to be exercised. Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair, rebuild and maintain the leased properties. Substantially all these operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.
At December 31, 2018, approximately 94% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. We believe this bundling feature benefits us because the tenant cannot limit the purchase or renewal to better performing properties and terminate the leasing arrangement with respect to poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts.  In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.
Our outpatient medical portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2018, 75% of our portfolio included leases with full pass through, 23% with a partial expense reimbursement (modified gross) and 2% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of six years at December 31, 2018 and are often credit enhanced by security deposits, guaranties and/or letters of credit.
Construction  We provide for the construction of properties for tenants primarily as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. We also typically charge a transaction fee at the commencement of construction which we defer and amortize to income over the term of the resulting lease. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guaranties. At December 31, 2018, we had outstanding construction investments of $194,365,000 and were committed to provide additional funds of approximately $436,984,000 to complete construction for investment properties. We also provide for construction loans which, depending on the terms and conditions, could be treated as loans, real property or investments in unconsolidated entities.
Real Estate Loans  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees and are generally secured by first/second mortgage liens, leasehold mortgages, corporate guaranties and/or personal guaranties. At December 31, 2018, we had gross outstanding real estate loans of $398,711,000. The interest yield averaged approximately 7.9% per annum on our outstanding real estate loan balances. Our yield on real estate loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The real estate loans outstanding at December 31, 2018 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term. Typically, real estate loans are cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.
Investments in Unconsolidated Entities Investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies are reported under the equity method of accounting. Our investments in unconsolidated entities generally represent interests ranging from 10% to 50% in real estate assets. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.
Principles of Consolidation
The consolidated financial statements are in conformity with U.S general accepted accounting principles (“U.S. GAAP”) and include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.
At inception of joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary.  Accounting Standards Codification Topic 810, "Consolidations", requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.
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
Borrowing Policies
We utilize a combination of debt and equity to fund investments. Generally, we intend to issue unsecured, fixed-rate public debt with long-term maturities to approximate the maturities on our triple-net leases and investment strategy. For short-term purposes, we may borrow on our primary unsecured credit facility or issue commercial paper. We replace these borrowings with long-term capital such as senior unsecured notes or common stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In certain agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.
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

Corporate Responsibility
Sustainability Approach Our sustainability strategy is focused on adopting the best environmental, social and governance practices across our business and we have been recognized for our leadership in this space. Most recently, Welltower was listed to the 2018 Dow Jones Sustainability World Index and named an industry mover for highest corporate sustainability assessment score increase by sustainable investment specialists RobecoSAM.
Environmental We strive to reduce our environmental impact by increasing energy and water efficiency, reducing greenhouse gas emissions and investing in projects that reduce energy and water consumption that meet our rate of return thresholds. We have comprehensive employee, tenant and vendor engagement programs in place focused on operational strategies to drive energy and water efficiency. In our medical office building portfolio, we have transitioned to a standard green lease, which aligns tenant and landlord interests on energy and water efficiency. We seek to increase our consumption of green and renewable energy where possible and have on-site solar installations at seven properties in our medical office building portfolio. We are actively pursuing LEED or BREEAM certification for over 200,000 square feet of our new developments, have 38 ENERGY STAR certified properties and 11 IREM Certified Sustainable Property certifications across our portfolio. Additionally, 100% of our control boundary, comprised of our managed outpatient medical portfolio, is benchmarked in EPA ENERGY STAR Portfolio Manager.

Year(1)	Total energy consumption in control boundary(2)	Control boundary energy use intensity (EUI)	Like-for-like change in energy consumption within control boundary(3)	Percent renewable energy consumed within control boundary(4)
2017	375,059 MWh	24.35 kWh/sq ft	(1)%	7.25%
2016	360,165 MWh	22.82 kWh/sq ft	n/a	n/a
2015	350,342 MWh	21.49 kWh/sq ft	n/a	n/a

Year(1)	Control Boundary Water consumption(2)	Water use intensity (WUI)	Like-for-like change in water consumption within control boundary(3)
2017	319,045 kgal	24.0 gal/sq ft	(6.23)%
2016	337,081 kgal	26.4 gal/sq ft	7.01%
2015	319,630 kgal	25.0 gal/sq ft	n/a
(1) Full 2018 calendar year energy and water data is not available until March 2019. 2017 is the most recent year for which fill energy and water is available and externally verified.
(2) Our control boundary refers to its managed medical office building portfolio. Energy and water data reported is reflective of control boundary energy and water consumption.
(3) Like-for-like change in energy consumption within control boundary is not available prior to 2017 due to a change in energy consumption methodology. 2017 represents the first year where tenant data is included in our sustainability performance metrics. Like-for-like change in water consumption within control boundary is not available prior to 2016 due to lack of available data.
(4) Renewable energy consumption data within control boundary is not available prior to 2017 due to lack of data. The data represent on-site and off-site renewable energy generated and consumed by properties within our control boundary.

Social We have a number of social initiatives in place that are focused on fostering a more diverse workforce, giving back to our communities and ensuring the health and wellbeing of our employees, tenants and residents. We were recently awarded Silver level of recognition by the American Heart Association's Workplace Health Achievement Index. Through our Welltower Foundation, we have donated over $2.5 million since 2015 to organizations that support health and wellness, the arts and education.
Governance We announced two new appointments to our Board of Directors, resulting in 55% of our independent director positions being held by minorities and women as of December 31, 2018.
Employees  As of January 31, 2019, we had 384 employees.
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
Certain Government Regulations
United States
Health Law Matters — Generally
Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs, and these facilities are subject to extensive regulation, including federal and state laws covering the type and quality of medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the federal Anti-Kickback Statute (“AKS”), the federal Stark Law (“Stark Law”), and the federal False Claims Act (“FCA”), as well as comparable state laws. Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards, as well as other conditions of participation in federal and state government programs such as Medicare or Medicaid. Our tenants’ failure to comply with applicable laws and regulations could result in, among other things: loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility. See risk factors “The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us” and “Our operators’ or tenants’ failure to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us” in “Item 1A – Risk Factors” below.
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

•
Seniors Housing Facilities  The majority of the revenues received by the operators of U.S. seniors housing facilities are from private pay sources. The remaining revenue source is primarily Medicaid provided under state waiver programs for home and community based care. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility and reimbursement levels.

•
Long-Term/Post-Acute Care Facilities  The majority of the revenues received by the operators of these facilities are from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors. Consequently, changes in federal or state reimbursement policies may adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Long-term/post-acute care facilities are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. A review or audit of a property operator’s claims could result in recoupments, denials, or delay of payments in the future. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements, or to cover settlements made to payors.

◦
Medicare Reimbursement  Generally, long-term/post-acute care facilities are reimbursed by Medicare under prospective payment systems, which generally provide reimbursement based upon a predetermined fixed amount per episode of care and are updated by CMS, an agency of the Department of Health and Human Services (“HHS”) annually. There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services. In addition, the HHS Office of Inspector General has released recommendations to address SNF billing practices and Medicare payment rates. If followed, these recommendations regarding SNF payment reform may impact our tenants and operators.

◦
Medicaid Reimbursement  Many states reimburse SNFs using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. In most states, Medicaid does not fully reimburse the cost of providing services. Certain states are attempting to slow the rate of Medicaid growth by freezing rates or restricting eligibility and benefits. In addition, Medicaid reimbursement rates may decline if state revenues in a particular state are not sufficient to fund budgeted expenditures.

•
Medicare Reimbursement for Physicians, Hospital Outpatient Departments (“HOPDs”), and Ambulatory Surgical Centers (“ASCs”) Changes in reimbursement to physicians, HOPDs and ASCs may further affect our tenants and operators.  Generally, Medicare reimburses physicians under the Physician Fee Schedule, while HOPDs and ASCs are reimbursed under prospective payment systems. The Physician Fee Schedule and the HOPD and ASC prospective payment systems are updated annually by CMS. These annual Medicare payment regulations have resulted in lower net pay increases than providers of those services have often expected. In addition, the Medicare and Children’s Health Insurance Program Reauthorization Act of 2015 (“MACRA”) includes payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models like those required under MACRA is expected to produce funding disparities that could adversely impact some provider tenants in outpatient medical buildings and other health care properties. Changes in Medicare Advantage plan payments may also indirectly affect our operators and tenants that contract with Medicare Advantage plans.

•
Health Reform Laws  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”) dramatically altered how health care is delivered and reimbursed in the U.S. and contained various provisions, including Medicaid expansion and the establishment of Health Insurance Exchanges (“HIEs”) providing subsidized health insurance, that may directly impact us or the operators and tenants of our properties. Since taking office, President Trump and the current U.S. Congress have sought to modify, repeal, or otherwise invalidate all or portions of the Health Reform Laws. For example, in October 2017, President Trump issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Health Reform Laws and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Health Reform Laws to the maximum extent permitted by law. On the same day, the federal government separately announced that cost-sharing reduction payments to insurers offering qualified health plans through the HIEs would end, effective immediately, unless Congress appropriated the funds. Further, in December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act, which included a provision that eliminates the penalty under the Health Reform Laws’ individual mandate and could impact the future state of the HIEs established by the Health Reform Laws. There is still uncertainty with respect to the additional impact President Trump’s Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.
Fraud & Abuse Enforcement
Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws, such as the AKS and Stark Law, prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government health care programs. Other government health program laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Our operators and tenants that receive payments from federal healthcare programs, such as Medicare and Medicaid, are subject to substantial financial penalties under the Civil Monetary Penalties Act and the FCA upon a finding of noncompliance with such laws. In addition, states may also have separate false claims acts, which, among other things, generally prohibit health care providers from filing false claims or making false statements to receive payments. Federal and state FCAs contain "whistleblower" provisions that permit private individuals to bring health care fraud enforcement claims on behalf of the government. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations, and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, exclusion from any government health care program, damage assessments, and imprisonment. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government health care programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws and regulations.
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
United Kingdom
In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations. This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, amongst other things, that all persons carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws currently take the form of the U.K.’s Data Protection Act 2018 and the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) among other laws. The Data Protection Act and the GDPR impose a significant number of new obligations with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. Entities incorporated in or carrying on a business in the U.K. as well as individuals residing in the U.K. are also subject to the U.K. Bribery Act 2010. The U.K. has recently introduced a new national minimum wage legislation with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years. The U.K. recently voted to exit from the EU (“Brexit”). Negotiations on the exit agreement are underway but at present it is not possible to predict whether Brexit will have a material impact on our operators’ or tenants’ property or business.
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

Taxation

The following summary of the taxation of the company and the material U.S. federal income tax consequences to the holders of our debt and equity securities is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of stock or securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding shares of common stock as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the United States).

This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other foreign tax consequences. This summary is based on current U.S. federal income tax law, including the provisions of the “Tax Cuts and Jobs Act” (the “Tax Act”). A discussion of the potential implications to the Company of the Tax Act is provided at the end of this summary below. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary. Before you purchase our securities, you should consult your own tax advisor regarding the particular U.S. federal, state, local, foreign and other tax consequences of acquiring, owning and selling our securities.

General

We elected to be taxed as a real estate investment trust (a “REIT”) commencing with our first taxable year. We intend to continue to operate in such a manner as to qualify as a REIT, but there is no guarantee that we will qualify or remain qualified as a REIT for subsequent years. Qualification and taxation as a REIT depends upon our ability to meet a variety of qualification tests imposed under U.S. federal income tax law with respect to our income, assets, distributions and share ownership, as discussed below under “Qualification as a REIT.” There can be no assurance that we will qualify or remain qualified as a REIT.

In any year in which we qualify as a REIT, in general, we will not be subject to U.S. federal income tax on that portion of our REIT taxable income or capital gain that is distributed to stockholders. We may, however, be subject to tax at normal corporate rates on any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net capital gain, stockholders would be taxed on their proportionate share of our undistributed net capital gain and would receive a refundable credit for their share of any taxes paid by us on such gain.

Despite the REIT election, we may be subject to U.S. federal income and excise tax as follows:

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

•
Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily    for sale to customers in the ordinary course of business, other than dispositions of foreclosure property) will be subject    to a 100% tax;

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

•
If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and

•
We will be subject to a 100% tax on certain amounts from certain transactions involving our “taxable REIT subsidiaries” that are not conducted on an arm’s length basis. See “Qualification as a REIT - Investments in Taxable REIT Subsidiaries.

If we acquire any assets from a corporation, which is or has been a “C” corporation, in a carryover basis transaction (including where a “C” corporation elects REIT status), we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level U.S. federal income tax. If we recognize gain on the disposition of the assets during the five-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (i.e., the excess of the fair market value of the asset over the adjusted tax basis in the asset, in each case determined as of the beginning of the five-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the “C” corporation did not make and was not treated as making an election to treat the built-in gain assets as sold to an unrelated party. For those properties that are subject to the built-in gains tax, the potential amount of built-in gains tax will be an additional factor when considering a possible sale of the properties within the five-year period beginning on the date on which the properties were acquired by us. See Note 18 to our consolidated financial statements for additional information regarding the built-in gains tax.

Qualification as a REIT

A REIT is defined as a corporation, trust or association:

(1)	which is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)	which would be taxable as a domestic corporation but for the U.S. federal income tax law relating to REITs;

(4)	which is neither a financial institution nor an insurance company;

(5)	the beneficial ownership of which is held by 100 or more persons in each taxable year of the REIT except for its first taxable year;

(6)	not more than 50% in value of the outstanding stock of which is owned during the last half of each taxable year, excluding its first taxable year, directly, indirectly or constructively, by or for five or fewer individuals (which includes certain entities) (the “Five or Fewer Requirement”); and

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

Based on publicly available information, we believe we have satisfied the share ownership requirements set forth in (5) and (6) above. In addition, Article VI of our by-laws provides for restrictions regarding ownership and transfer of shares. These restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in (5) and (6) above but may not ensure that we will, in all cases, be able to satisfy such requirements.

We have complied with, and will continue to comply with, regulatory rules to send annual letters to certain of our stockholders requesting information regarding the actual ownership of our stock. If, despite sending the annual letters, we do not know, or after exercising reasonable diligence would not have known, whether we failed to meet the Five or Fewer Requirement, we will be treated as having met the Five or Fewer Requirement. If we fail to comply with these regulatory rules, we will be subject to a monetary penalty. If our failure to comply were due to intentional disregard of the requirement, the penalty would be increased. However, if our failure to comply were due to reasonable cause and not willful neglect, no penalty would be imposed.

We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a “qualified REIT subsidiary” if 100% of its stock is owned by a REIT, and the REIT does not elect to treat the subsidiary as a taxable REIT subsidiary. A “qualified REIT subsidiary” will not be treated as a separate corporation for U.S. federal income tax purposes, and all assets, liabilities and items of income, deductions and credits of a “qualified REIT subsidiary” will be treated as assets, liabilities and items (as the case may be) of the REIT for U.S. federal income tax purposes. A “qualified REIT subsidiary” is not subject to U.S.

federal income tax, and our ownership of the voting stock of a qualified REIT subsidiary will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of such issuer or more than 5% of the value of our total assets, as described below under “- Asset Tests.”

If we invest in an entity treated as a partnership for U.S. federal income tax purposes, we will be deemed to own a proportionate share of the entity’s assets. Likewise, we will be treated as receiving our share of the income and loss of the entity, and the gross income will retain the same character in our hands as it has in the hands of the entity. These “look-through” rules apply for purposes of the income tests and assets tests described below.

The deduction of business interest is limited to 30% of adjusted taxable income, which may limit the deductibility of interest expense by us, our taxable REIT subsidiaries, or our joint venture and partnership arrangements. A “real property trade or business” may irrevocably elect out of the applicability of the limitation, but if it does so it must use the less favorable alternative depreciation system to depreciate real property used in the trade or business. Proposed regulations provide guidance on how to allocate interest deductions among multiple trades or businesses and contain special rules, including a safe harbor, regarding the allocation of a REIT’s interest deductions to a “real property trade or business.”

Income Tests  There are two separate percentage tests relating to our sources of gross income that we must satisfy each taxable year:

•
At least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) generally must be directly or indirectly derived each taxable year from “rents from real property,” other income from investments relating to real property or mortgages on real property or certain income from qualified temporary investments.

•
At least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) generally must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% gross income test and from dividends (including dividends from taxable REIT subsidiaries) and interest.

Income from hedging and foreign currency transactions is excluded from the 95% and 75% gross income tests if certain requirements are met but otherwise will constitute gross income which does not qualify under the 95% or 75% gross income tests.

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

•
For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an “independent contractor” from whom we derive no income, except that we may directly provide services that are usually or customarily rendered in the geographic area in which the property is located in connection with the rental of real property for occupancy only or are not otherwise considered rendered to the occupant for his convenience.

•
We may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating health care facilities for any person unrelated to us or our taxable REIT subsidiary (such person, an “eligible independent contractor”). If this is the case, the rent that the REIT receives from the taxable REIT subsidiary generally will be treated as “rents from real property.” A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility that extends medical or nursing or ancillary services to patients and is operated by a provider of such services that is eligible for participation in the Medicare program with respect to such facility.

A REIT is permitted to render a de minimis amount of impermissible services to tenants and still treat amounts received with respect to that property as rent from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a taxable REIT subsidiary subject to certain conditions, which would permit us to still treat rents received with respect to the property as rent from real property.

The term “interest” generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage of receipts or sales.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for certain relief provisions provided by the Internal Revenue Code. These relief provisions generally will be available if (1) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income, and (2) the failure to meet such tests was due to reasonable cause and not due to willful neglect. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to (1) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% income test and (2) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% income test, multiplied by (b) a fraction intended to reflect our profitability. The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify under the 75% and 95% gross income tests and to exclude items from the measure of gross income for such purposes.

Asset Tests  Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets (including interests in real property, interests in mortgages on real property or on interests in real property, shares in other REITs and debt instruments issued by publicly offered REITs), cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Further, no more than 20% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (the “20% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary (the “5% asset test”), another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 20% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value-related tests are not satisfied due to changes in the value of the assets of a REIT.

Certain items are excluded from the 10% value test, including: (1) straight debt securities meeting certain requirements; (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Internal Revenue Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“excluded securities”). If a REIT, or its taxable REIT subsidiary, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.

A REIT’s interest as a partner in a partnership is not treated as a security for purposes of applying the 10% value test to securities issued by the partnership. Further, any debt instrument issued by a partnership that is not an excluded security will not be a security for purposes of applying the 10% value test (1) to the extent of the REIT’s interest as a partner in the partnership or (2) if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) would qualify for the 75% gross income test. For purposes of the 10% value test, a REIT’s interest in a partnership’s assets is determined by the REIT’s proportionate interest in any securities issued by the partnership (other than the excluded securities described in the preceding paragraph).

For taxable years beginning after July 30, 2008, if the REIT or its “qualified business unit” uses a foreign currency as its functional currency, the term “cash” includes such foreign currency, but only to the extent such foreign currency is (i) held for use in the normal course of the activities of the REIT or “qualified business unit” which give rise to items of income or gain that are included in the 95% and 75% gross income tests or are directly related to acquiring or holding assets qualifying under the 75% asset test, and (ii) not held in connection with dealing or engaging in substantial and regular trading in securities.

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

Investments in Taxable REIT Subsidiaries  REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. Unlike a qualified REIT subsidiary, other disregarded entity or partnership, the income and assets of a taxable REIT subsidiary are not attributable to the REIT for purposes of satisfying the income and asset ownership requirements applicable to REIT qualification. We and any taxable corporate entity in which we own an interest are allowed to jointly elect to treat such entity as a “taxable REIT subsidiary.”

Certain of our subsidiaries have elected taxable REIT subsidiary status. Taxable REIT subsidiaries are subject to full corporate level U.S. federal taxation on their earnings but are permitted to engage in certain types of activities that cannot be performed directly by REITs without jeopardizing their REIT status. Our taxable REIT subsidiaries will attempt to minimize the amount of these taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent our taxable REIT subsidiaries are required to pay U.S. federal, state or local taxes, the cash available for distribution as dividends to us from our taxable REIT subsidiaries will be reduced.

The Internal Revenue Service may redetermine amounts from transactions between a REIT and its taxable REIT subsidiary where there is a lack of arm’s-length dealing between the parties. Any taxable income allocated to, or deductible expenses allocated away, from a taxable REIT subsidiary would increase its tax liability. Further, certain amounts from certain transactions involving a REIT and its taxable REIT subsidiaries could be subject to a 100% tax if not conducted on an arm’s length basis. Additional taxable REIT subsidiary elections may be made in the future for additional entities in which we obtain an interest.

Annual Distribution Requirements  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Prior to 2014, with respect to all REITs the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”). Beginning in tax years after 2014, the preferential dividend rule no longer applies to publicly offered REITs, however, the rule is still applicable to other entities taxed as REITs, which would include several of our subsidiaries. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2018. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A - Risk Factors.”

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

Under certain circumstances, including in the event of a deficiency determined by the Internal Revenue Service, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being disqualified as a REIT and/or taxed on amounts distributed as deficiency dividends; however, we will be required to pay applicable penalties and interest based upon the amount of any deduction taken for deficiency dividend distributions.

Failure to Qualify as a REIT

If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible nor will any particular amount of distributions be required to be made in any year. All distributions to stockholders will be taxable as dividends to the extent of current and accumulated earnings and profits allocable to these distributions and, subject to certain limitations, will be eligible for the dividends received deduction for corporate stockholders. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities.

In addition to the relief described above under “Income Tests” and “Asset Tests,” relief is available in the event that we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT if: (1) the violation is due to reasonable cause and not due to willful neglect; (2) we pay a penalty of $50,000 for each failure to satisfy the provision; and (3) the violation does not include a violation described under “Income Tests” or “Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.

U.S. Federal Income Taxation of Holders of Our Stock

Treatment of Taxable U.S. Stockholders  The following summary applies to you only if you are a “U.S. stockholder.” A “U.S. stockholder” is a holder of shares of stock who, for U.S. federal income tax purposes, is:

•	a citizen or resident of the United States;

•
a corporation, partnership or other entity classified as a corporation or partnership for these purposes, created or organize in or under the laws of the United States or of any political subdivision of the United States, including any state;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•
a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Internal Revenue Code, has the authority to control all of the trust’s substantial decisions.

So long as we qualify for taxation as a REIT, distributions on shares of our stock made out of the current or accumulated earnings and profits allocable to these distributions (and not designated as capital gain dividends) will be taxable as dividends for U.S. federal income tax purposes. None of these distributions will be eligible for the dividends received deduction for U.S. corporate stockholders.

Generally, the current maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 20%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to U.S. federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum U.S. federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay U.S. federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

Although the preferential 20% rate on qualified dividends is generally not applicable to dividends to our shareholders, the Tax Act provides for a deduction from income for individuals, trusts and estates for 20% of taxable REIT dividends not eligible for the preferential rate, excluding capital gain dividends. This deduction is not taken into account for purposes of determining the 3.8% tax on net investment income (described below) and, unlike the preferential rate, expires after 2025.

Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year), without regard to the period for which you held our stock. However, if you are a corporation, you may be required to treat a portion of some capital gain dividends as ordinary income.

If we elect to retain and pay income tax on any net capital gain and designate such amount in a timely notice to you, you would include in income, as long-term capital gain, your proportionate share of this net capital gain. You would also receive a refundable tax credit for your proportionate share of the tax paid by us on such retained capital gains, and you would have an increase in the basis of your shares of our stock in an amount equal to your includable capital gains less your share of the tax deemed paid.

You may not include in your U.S. federal income tax return any of our net operating losses or capital losses. U.S. federal income tax rules may also require that certain minimum tax adjustments and preferences be apportioned to you. In addition, any distribution declared by us in October, November or December of any year on a specified date in any such month shall be treated as both paid by us and received by you on December 31 of that year, provided that the distribution is actually paid by us no later than January 31 of the following year.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under “General” and “Qualification as a REIT - Annual Distribution Requirements” above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any “deficiency dividend” will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will generally not be taxable to you to the extent these distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as capital assets. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon the sale of the shares of our stock. Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.

Upon the sale or exchange of any shares of our stock to or with a person other than us or a sale or exchange of all shares of our stock (whether actually or constructively owned) with us, you will generally recognize gain or loss equal to the difference between the amount realized on the sale or exchange and your adjusted tax basis in these shares of our stock. This gain or loss will be capital gain or loss if you held these shares of our stock as a capital asset.

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

Gain from the sale or exchange of our shares held for more than one year is generally taxed at a maximum long-term capital gain rate of 20% in the case of stockholders who are individuals and 21% in the case of stockholders that are corporations. Pursuant to Internal Revenue Service guidance, we may classify portions of our capital gain dividends as eligible for specific treatment provided under the Internal Revenue Code, which, depending on the nature of the capital gains, may result in taxation of such portions at rates of either 20% or 25%. Capital losses recognized by a stockholder upon the disposition of our shares held for more than one year at the time of disposition will be considered long-term capital losses. The deduction for capital losses is subject to limitations.

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

Treatment of Tax-Exempt U.S. Stockholders  Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts (“Exempt Organizations”), generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income (“UBTI”). The Internal Revenue Service has issued a published revenue ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on this ruling, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the shares of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt financed property” rules. Likewise, a portion of the Exempt Organization’s income from us would constitute UBTI if we held a residual interest in a real estate mortgage investment conduit. A tax-exempt U.S. stockholder that is subject to tax on its UBTI will be required to segregate its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

Backup Withholding and Information Reporting Under certain circumstances, you may be subject to backup withholding at applicable rates on payments made with respect to, or cash proceeds of a sale or exchange of, shares of our stock. Backup withholding will apply only if you: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the Internal Revenue Service that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the Internal Revenue Service has not notified you that you are subject to backup withholding.

Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. You should consult with a tax advisor regarding qualification for exemption from backup withholding, and the procedure for obtaining an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a stockholder will be allowed as a credit against such stockholder’s U.S. federal income tax liability and may entitle such stockholder to a refund, provided that the required information is provided to the Internal Revenue Service. In addition, withholding a portion of capital gain distributions made to stockholders may be required for stockholders who fail to certify their non-foreign status.

Taxation of Foreign Stockholders  The following summary applies to you only if you are a foreign person. A “foreign person” is a holder of shares of stock who, for U.S. federal income tax purposes, is not a U.S. stockholder. The U.S. federal taxation of foreign persons is a highly complex matter that may be affected by many considerations.

Except as discussed below, distributions to you of cash generated by our real estate operations in the form of ordinary dividends, but not by the sale or exchange of our capital assets, generally will be subject to U.S. withholding tax at a rate of 30%, unless an applicable tax treaty reduces that tax and you file with us the required form evidencing the lower rate.

In general, you will be subject to U.S. federal income tax on a graduated rate basis rather than withholding with respect to your investment in our stock if such investment is “effectively connected” with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not so effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (1) you file an Internal Revenue Service Form W-8ECI with us claiming that the distribution is “effectively connected” or (2) certain other exceptions apply.

Distributions by us that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to you under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if these distributions were gains “effectively connected” with a United States trade or business. Accordingly, you will be taxed at the normal capital gain rates applicable to a U.S. stockholder on these amounts, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA may also be subject to a branch profits tax in the hands of a corporate foreign stockholder that is not entitled to treaty exemption. We will be required to withhold tax at a rate of 21% from distributions subject to FIRPTA. We will be required to withhold from distributions subject to FIRPTA, and remit to the Internal Revenue Service, 21% of designated capital gain dividends, or, if greater, 21% of the amount of any distributions that could be designated as capital gain dividends. In addition, if we designate prior distributions as capital gain dividends, subsequent distributions, up to the amount of the prior distributions not withheld against, will be treated as capital gain dividends for purposes of withholding.

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

Unless our shares constitute a “United States real property interest” within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of our shares by you generally will not be subject to United States taxation. Even if our shares were to constitute a “United States real property interest,” non-U.S. stockholders that are “qualified foreign pension funds” (or are owned by a qualified foreign pension fund) meeting certain requirements may be exempt from FIRPTA withholding on the sale or disposition of our shares. Our shares will not constitute a United States real property interest if we qualify as a “domestically controlled REIT.” We believe that we qualify as and expect to continue to qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. Generally, we are permitted to assume that holders of less than 5% of our shares at all times during a specified testing period are U.S. persons. However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on such capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are “regularly traded” on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 15% of the purchase price and remit such amount to the Internal Revenue Service.

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

Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf, including distributions in respect of shares of our stock, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of Treasury regulations in light of your particular circumstances.

U.S. Federal Income Taxation of Holders of Depositary Shares

Owners of our depositary shares will be treated as if you were owners of the series of preferred stock represented by the depositary shares. Thus, you will be required to take into account the income and deductions to which you would be entitled if you were a holder of the underlying series of preferred stock.

Conversion or Exchange of Shares for Preferred Stock  No gain or loss will be recognized upon the withdrawal of preferred stock in exchange for depositary shares and the tax basis of each share of preferred stock will, upon exchange, be the same as the aggregate tax basis of the depositary shares exchanged. If you held your depositary shares as a capital asset at the time of the exchange for shares of preferred stock, the holding period for your shares of preferred stock will include the period during which you owned the depositary shares.

U.S. Federal Income and Estate Taxation of Holders of Our Debt Securities

The following is a general summary of the U.S. federal income tax consequences and, in the case that you are a holder that is a non-U.S. holder, as defined below, the U.S. federal estate tax consequences, of purchasing, owning and disposing of debt securities periodically offered under one or more indentures (the “notes”). This summary assumes that you hold the notes as capital assets. This summary applies to you only if you are the initial holder of the notes and you acquire the notes for a price equal to the issue price of the notes. The issue price of the notes is the first price at which a substantial amount of the notes is sold other than to bond houses, brokers or similar persons or organizations acting in the capacity of underwriters, placement agents or wholesalers. In addition, this summary does not consider any foreign, state, local or other tax laws that may be applicable to us or a purchaser of the notes.

U.S. Holders

The following summary applies to you only if you are a U.S. holder, as defined below.

Definition of a U.S. Holder  A “U.S. holder” is a beneficial owner of a note or notes that is for U.S. federal income tax purposes:

•	a citizen or resident of the United States;

•
a corporation, partnership or other entity classified as a corporation or partnership for these purposes, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•
a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Internal Revenue Code, has the authority to control all of the trust’s substantial decisions.

Payments of Interest  Stated interest on the notes generally will be taxed as ordinary interest income from domestic sources at the time it is paid or accrues in accordance with your method of accounting for tax purposes.

Sale, Exchange or Other Disposition of Notes  The adjusted tax basis in your note will generally be your cost. You generally will recognize taxable gain or loss when you sell or otherwise dispose of your notes equal to the difference, if any, between:

•	the amount realized on the sale or other disposition, less any amount attributable to any accrued interest, which will be taxable in the manner described under “Payments of Interest” above; and

•	your adjusted tax basis in the notes.

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

Backup Withholding and Information Reporting  In general, “backup withholding” may apply to any payments made to you of principal and interest on your note, and to payment of the proceeds of a sale or other disposition of your note before maturity, if you are a non-corporate U.S. holder and: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the Internal Revenue Service that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the Internal Revenue Service has not notified you that you are subject to backup withholding.

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

Special rules may apply to certain non-U.S. holders such as “controlled foreign corporations,” “passive foreign investment companies” and “foreign personal holding companies.” Such entities are encouraged to consult their tax advisors to determine the U.S. federal, state, local and other tax consequences that may be relevant to them.

U.S. Federal Withholding Tax  Subject to the discussion below, U.S. federal withholding tax will not apply to payments by us or our paying agent, in its capacity as such, of principal and interest on your notes under the “portfolio interest” exception of the Internal Revenue Code, provided that:

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

•
you provide a signed written statement, under penalties of perjury, which can reliably be related to you, certifying that you are not a U.S. person within the meaning of the Internal Revenue Code and providing your name and address to us or our paying agent; or

•
a securities clearing organization, bank or other financial institution that holds customers’ securities in the ordinary course of its trade or business and holds your notes on your behalf and that certifies to us or our paying agent under penalties of perjury that it, or the bank or financial institution between it and you, has received from you your signed, written statement and provides us or our paying agent with a copy of such statement.

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

If you are engaged in a trade or business in the United States and interest on a note is effectively connected with the conduct of that trade or business, you will be required to pay U.S. federal income tax on that interest on a net income basis (although you will be exempt from the 30% withholding tax provided the certification requirement described above is met) in the same manner as if you were a U.S. person, except as otherwise provided by an applicable tax treaty. If you are a foreign corporation, you may be required to pay a branch profits tax on the earnings and profits that are effectively connected to the conduct of your trade or business in the United States.

Withholding tax at a rate of 30% will be imposed on payments of interest (including original issue discount) to you or certain foreign financial institutions (including investment funds) and other non-US persons receiving payments on your behalf if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in Treasury regulations. We will not pay any additional amounts to any holders of our debt instruments in respect of any amounts withheld. You are encouraged to consult with your tax advisor regarding U.S. withholding taxes and the application of the relevant Treasury regulations in light of your particular circumstances.

Sale, Exchange or other Disposition of Notes  You generally will not have to pay U.S. federal income tax on any gain or income realized from the sale, redemption, retirement at maturity or other disposition of your notes, unless:

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

Backup Withholding and Information Reporting  Backup withholding will not apply to payments of principal or interest made by us or our paying agent, in its capacity as such, to you if you have provided the required certification that you are a non-U.S. holder as described in “U.S. Federal Withholding Tax” above, and provided that neither we nor our paying agent have actual knowledge that you are a U.S. holder, as described in “U.S. Holders” above. We or our paying agent may, however, report payments of interest on the notes.

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

U.S. Federal Income of Holders of Our Warrants

Exercise of Warrants  You will not generally recognize gain or loss upon the exercise of a warrant. Your basis in the debt securities, preferred stock, depositary shares or common stock, as the case may be, received upon the exercise of the warrant will be equal to the sum of your adjusted tax basis in the warrant and the exercise price paid. Your holding period in the debt securities, preferred stock, depositary shares or common stock, as the case may be, received upon the exercise of the warrant will not include the period during which the warrant was held by you.

Expiration of Warrants  Upon the expiration of a warrant, you will generally recognize a capital loss in an amount equal to your adjusted tax basis in the warrant.

Sale or Exchange of Warrants  Upon the sale or exchange of a warrant to a person other than us, you will recognize gain or loss in an amount equal to the difference between the amount realized on the sale or exchange and your adjusted tax basis in the warrant.

Such gain or loss will generally be capital gain or loss and will be long-term capital gain or loss if the warrant was held for more than one year. Upon the sale of the warrant to us, the Internal Revenue Service may argue that you should recognize ordinary income on the sale. You are advised to consult your own tax advisors as to the consequences of a sale of a warrant to us.

Potential Legislation or Other Actions Affecting Tax Consequences

Current and prospective securities holders should recognize that the present U.S. federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the Department of the Treasury, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in us.

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

Changes in applicable tax regulations could negatively affect our financial results

The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. Because, even with the passage of the Tax Act, the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. Longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving and could reduce the ability of our foreign subsidiaries to deduct for foreign tax purposes the interest they pay on loans from the Company, thereby increasing the foreign tax liability of the subsidiaries. It is also possible that foreign countries could increase their withholding taxes on dividends and interest. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes on our earnings and cash flow, but such changes could adversely impact our financial results.
Internet Access to Our SEC Filings
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other materials that are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on the Internet at www.welltower.com/investors, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. We routinely post important information on our website at www.welltower.com in the “Investors” section, including corporate and investor presentations and financial information.  We intend to use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors.”  Accordingly, investors should monitor such portion of our website in addition to following our press releases, public conference calls, and filings with the SEC.  The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.
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
A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our seniors housing operating and triple-net properties

Our revenues and our operators’ revenues are dependent on occupancy. It is impossible to predict the severity of the cold and flu season or the occurrence of epidemics or any other widespread illnesses. The occupancy of our seniors housing operating and triple-net properties could significantly decrease in the event of a severe cold and flu season, an epidemic or any other widespread illness.  Such a decrease could affect the operating income of our seniors housing operating properties and the ability of our triple-net operators to make payments to us. In addition, a flu pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents, and adversely affect their ability to meet their obligations to us, which would have a material adverse effect on our financial results.
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
The properties managed by Sunrise Senior Living, LLC (“Sunrise”) account for a significant portion of our revenues and net operating income and any adverse developments in its business or financial condition could adversely affect us
As of December 31, 2018, Sunrise managed 161 of our seniors housing operating properties.  These properties account for a significant portion of our revenues, and we rely on Sunrise to manage these properties efficiently and effectively. We also rely on Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations.  Any adverse developments in Sunrise’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect our business, results of operations, and financial condition. Also, if Sunrise experiences any significant financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other things, acceleration of its indebtedness, impairment of its continued access to capital or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, which, in turn, could adversely affect our business, results of operations and financial condition. See Note 8 to our consolidated financial statements for additional information.
We depend on Genesis HealthCare (“Genesis”), Brookdale Senior Living (“Brookdale”) and ProMedica Health System ("ProMedica") for a significant portion of our revenues and any failure, inability or unwillingness by them to satisfy obligations under their agreements with us could adversely affect us
The properties we lease to Genesis, Brookdale and ProMedica account for a significant portion of our revenues, and because these leases are triple-net leases, we also depend on Genesis, Brookdale and ProMedica to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Genesis, Brookdale and ProMedica will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any failure, inability or unwillingness by Genesis, Brookdale or ProMedica to do so could have an adverse effect on our business, results of operations and financial condition. Genesis, Brookdale and ProMedica have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that Genesis, Brookdale and ProMedica will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.  Genesis, Brookdale and ProMedica's failure to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputations and their ability to attract and retain patients and residents in our properties, which, in turn, could adversely affect our business, results of operations and financial condition. Additionally, we have made real estate and other loans to Genesis and their operational or other failures could adversely impact their ability to repay these loans when due.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations
We have operations in Canada and the U.K. which represent 10.0% and 9.6% of total Welltower revenues, respectively. As of December 31, 2018, Revera managed 98 of our seniors housing operating properties in Canada, representing a significant portion of our revenues, and also owned a controlling interest in Sunrise. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; changes in foreign political, regulatory, and economic conditions (regionally, nationally and locally) including, but not limited to, continuing uncertainty surrounding the process of Brexit and the macroeconomic and regulatory effects of Brexit, including impacts on the U.K. real estate market; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in countries; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
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
The requirements of, or changes to, governmental reimbursement programs, such as Medicare, Medicaid or government funding, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us
Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities), any lapse in Congressional funding of the Centers for Medicare and Medicaid Services and interruption or delays in payments due to any ongoing government investigations and audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us.
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
The real estate market and our business may be negatively impacted by changes to U.S. tax laws
The Tax Cuts and Jobs Act ("Tax Act") enacted in December 2017 significantly changes the U.S. income tax rules for individuals and corporations. Although the Tax Act involves comprehensive changes to the system of corporate income tax, it does not substantively change the manner in which REITs are taxed. Although numerous provisions of the Tax Act do affect REITs, we are generally not subject to federal taxes applicable to regular corporations if we comply with the tax law governing REIT status and distribute annually an amount at least equal to our taxable income. Nonetheless, the Tax Act makes numerous changes to the individual income tax rules that may affect the real estate market in the U.S., including limitations on the deductibility of state and local property taxes and interest. Although the impact of these changes is likely to be most significant in the residential real estate market, rather than in the sectors where we operate, the effects of these changes on the broader real estate market in the geographic areas in which we operate and on our tenants remain uncertain.
Changes in applicable tax regulations could negatively affect our financial results
We are subject to taxation in the U.S. and numerous foreign jurisdictions.  Because, even with the passage of the Tax Act, the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. Longstanding international norms that determine each country’s jurisdiction to tax cross-border international trade are evolving and could reduce the ability of our foreign subsidiaries to deduct for foreign tax purposes the interest they pay on loans from us, thereby, increasing the foreign tax liability of the subsidiaries; it is also possible that foreign countries could increase their withholding taxes on dividends and interest. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes on our earnings and cash flow, but such changes could adversely impact our financial results.
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
Cybersecurity incidents could disrupt our business and result in the loss of confidential information
Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches, including those resulting from human error, product defects and technology failures. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. In the past, we have experienced cybersecurity breaches, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. Cybersecurity incidents could disrupt our business, damage our reputation, cause us to incur significant remediation expense and have a materially adverse effect on our business, financial condition and results of operations. Cybersecurity breaches that compromise proprietary, personal identifying or confidential information of our employees, operators, tenants and partners could result in legal claims or proceedings, including under data privacy regulations.
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
Fluctuations in the value of foreign currencies could adversely affect our results of operations and financial position
Currency exchange rate fluctuations could affect our results of operations and financial position, including exchange rate fluctuations resulting from Brexit. We generate a portion of our revenue and expenses in such foreign currencies as the Canadian dollar and the British pound sterling. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of foreign currencies, we cannot assure you that foreign currency fluctuations will not have a material adverse effect on us.
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

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to possibly increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.
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
As a result of all these factors, our failure to qualify as a REIT also could impair our ability to implement our business strategy and would adversely affect the value of our common stock. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to remain qualified as a REIT. Although we believe that we qualify as a REIT, we cannot assure you that we will remain qualified as a REIT for U.S. federal income tax purposes.
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
The 90% annual distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions
To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. This may be due to timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur, or we deem it appropriate to retain cash, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in other transactions intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations.
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
We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities
We are subject to taxes in the U.S. and foreign jurisdictions.  Our analysis of the Tax Act may be impacted by any corrective legislation and any guidance provided by the U.S. Treasury and the IRS.  Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation.  We are also subject to the examination of our tax returns and other tax matters by the IRS and other tax authorities and governmental bodies.  We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes.  There can be no assurance as to the outcome of these examinations.  If we were subject to review or examination by the IRS or applicable foreign jurisdiction as the result of any new tax law changes (including the recently enacted Tax Act) the ultimate determination of which may change our taxes owed for an amount in excess of amounts previously accrued or recorded, our financial condition, operating results, and cash flows could be adversely affected.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
We lease our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices throughout the U.S., Canada, the United Kingdom and Luxembourg and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2018 (dollars in thousands):

	Seniors Housing Operating			Triple-net			Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alaska	—	$—	$—	—	$—	$—	2	$28,820	$3,628
Alabama	—	—	—	4	33,434	3,356	7	80,968	7,782
Arkansas	—	—	—	—	—	—	1	22,949	2,228
Arizona	3	52,715	20,712	3	34,957	2,192	4	61,618	8,539
California	84	2,762,952	715,203	16	390,915	40,140	34	877,181	89,356
Colorado	4	114,217	32,053	13	331,738	29,536	2	31,643	5,947
Connecticut	18	443,781	148,458	13	145,985	16,087	1	41,820	4,746
District Of Columbia	1	61,763	14,680	—	—	—	—	—	—
Delaware	4	85,736	28,372	6	101,096	16,269	—	19,687	340
Florida	11	820,940	138,385	51	580,495	54,033	38	465,835	54,695
Georgia	6	110,534	29,961	6	59,190	6,874	10	164,211	27,547
Iowa	1	31,059	11,937	10	105,633	10,551	1	6,435	1,438
Idaho	—	—	—	1	4,096	1,098	—	—	—
Illinois	14	428,803	113,909	27	399,815	35,118	7	106,276	10,514
Indiana	—	—	—	30	385,372	41,623	9	156,095	19,261
Kansas	2	29,458	10,668	28	300,665	28,286	5	61,037	13,562
Kentucky	2	37,556	14,754	7	59,124	13,121	1	6,872	797
Louisiana	2	48,893	11,173	3	18,177	2,717	—	—	—
Massachusetts	40	1,103,287	261,207	18	152,967	13,766	—	—	—
Maryland	6	250,315	74,605	24	306,394	17,290	6	175,587	18,271
Maine	2	48,130	19,155	—	—	—	1	18,293	2,404
Michigan	5	105,899	23,987	24	281,423	30,649	2	29,874	6,221
Minnesota	4	108,830	21,491	10	218,152	18,909	8	159,033	30,553
Missouri	5	142,202	23,278	1	12,376	968	8	137,216	19,352
Mississippi	—	—	—	3	25,835	1,057	—	—	—
Montana	1	5,710	4,302	1	6,281	752	—	—	—
North Carolina	2	119,188	20,243	50	362,777	60,081	11	103,708	8,906
Nebraska	—	—	—	4	30,897	4,067	2	32,719	5,310
New Hampshire	4	114,495	32,511	4	49,700	4,136	1	12,705	1,770
New Jersey	26	693,703	201,450	46	815,490	60,776	9	268,927	43,281
New Mexico	1	17,772	1,793	—	—	—	3	30,344	3,796
Nevada	2	35,225	11,279	3	32,315	4,309	5	42,113	3,263
New York	12	428,241	111,700	4	42,201	5,795	9	162,066	10,114
Ohio	6	299,653	41,009	42	363,009	34,429	5	49,245	8,985
Oklahoma	2	38,951	2,576	21	208,973	20,907	2	22,695	3,591
Oregon	—	—	—	1	2,914	804	1	9,330	1,562
Pennsylvania	9	155,558	61,400	77	1,012,532	99,319	1	35,687	1,386
Rhode Island	3	59,381	20,945	—	—	—	—	—	—
South Carolina	2	7,101	10,190	8	49,243	4,889	1	23,837	2,364
Tennessee	2	48,089	15,482	4	38,684	4,536	6	62,239	10,622
Texas	28	820,461	192,066	41	483,016	55,358	62	973,590	101,286
Utah	2	20,765	12,356	2	26,538	2,775	—	—	—
Virginia	5	243,676	60,168	28	299,224	34,530	4	58,476	6,337
Vermont	1	25,536	7,160	—	—	—	—	—	—
Washington	14	474,394	90,927	14	195,075	21,038	9	225,029	23,975
Wisconsin	—	—	—	7	105,832	11,694	2	29,513	2,197
West Virginia	—	—	—	4	65,116	8,866	—	—	—
Total domestic	336	10,394,969	2,611,545	659	8,137,656	822,701	280	4,793,673	565,926

Canada	110	2,101,067	451,347	6	143,362	9,944	—	—	—
United Kingdom	54	1,475,141	321,623	61	1,111,086	113,498	4	263,815	24,742
Total international	164	3,576,208	772,970	67	1,254,448	123,442	4	263,815	24,742

Grand total	500	$13,971,177	$3,384,515	726	$9,392,104	$946,143	284	$5,057,488	$590,668
(1) Represents revenue for the month ended December 31, 2018 annualized.

The following table sets forth occupancy, coverages and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Coverages(1,2)		Average Annualized Revenues(3)
	2018	2017	2018	2017	2018	2017
Seniors Housing Operating(4)	87.5%	86.5%	n/a	n/a	$60,635	$60,828	per unit
Triple-net(5)	84.9%	85.8%	1.39x	1.34x	12,831	15,663	per bed/unit
Outpatient Medical(6)	93.1%	93.7%	n/a	n/a	34	33	per sq. ft.

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
(4) Occupancy represents average occupancy for the three months ended December 31.
(5) Occupancy represents average quarterly operating occupancy based on the quarters ended September 30 and excludes properties that are unstabilized, closed or for which data is not available or meaningful.
(6) Occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations) as of December 31.

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2018 (dollars in thousands):

	Expiration Year(1)
	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	Thereafter
Triple-net:
Properties	67	—	8	12	—	4	55	95	19	33	410
Base rent(2)	$58,718	$—	$13,691	$8,272	$—	$11,096	$62,108	$123,694	$35,006	$49,075	$452,444
% of base rent	7.2%	—%	1.7%	1.0%	—%	1.4%	7.6%	15.2%	4.3%	6.0%	55.6%
Units	8,401	—	1,416	1,245	—	692	4,140	7,717	2,401	2,840	43,019
% of units	11.7%	—%	2.0%	1.7%	—%	1.0%	5.8%	10.7%	3.3%	4.0%	59.9%
Outpatient Medical:
Square feet	1,232,245	1,346,567	1,630,750	1,769,937	1,398,798	1,404,470	834,530	1,327,844	579,397	763,969	4,660,901
Base rent(2)	$34,810	$38,060	$45,882	$47,951	$38,075	$41,464	$22,411	$33,712	$14,550	$20,441	$95,301
% of base rent	8.0%	8.8%	10.6%	11.1%	8.8%	9.6%	5.2%	7.8%	3.4%	4.7%	22.0%
Leases	350	332	323	313	312	181	134	154	86	88	171
% of leases	14.3%	13.6%	13.2%	12.8%	12.8%	7.4%	5.5%	6.3%	3.5%	3.6%	7.0%

(1) Excludes investments in unconsolidated entities. Investments classified as held for sale are included in 2019.
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
Item 4.  Mine Safety Disclosures
None.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (NYSE:WELL). There were 3,668 stockholders of record as of January 31, 2019.

Stockholder Return Performance Presentation
Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2018, 161 companies comprised the FTSE NAREIT Equity Index, which consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2013 equals $100 and dividends are assumed to be reinvested.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
S & P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Welltower Inc.	100.00	148.51	140.01	144.73	145.02	167.21
FTSE NAREIT Equity	100.00	130.14	134.30	145.74	153.36	146.27

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	1,739	$62.01
November 1, 2018 through November 30, 2018	416	69.17
December 1, 2018 through December 31, 2018	—	—
Totals	2,155	$63.39
(1) During the three months ended December 31, 2018, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6.  Selected Financial Data
The following selected financial data for the five years ended December 31, 2018 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2014	2015	2016	2017	2018
Operating Data
Total revenues	$3,343,546	$3,859,826	$4,281,160	$4,316,641	$4,700,499
Total expenses	2,959,333	3,223,709	3,571,907	4,017,025	4,277,009

Income from continuing operations before income taxes and other items	384,213	636,117	709,253	299,616	423,490
Income tax (expense) benefit	1,267	(6,451)	19,128	(20,128)	(8,674)
Income (loss) from unconsolidated entities	(27,426)	(21,504)	(10,357)	(83,125)	(641)
Gain (loss) on real estate dispositions, net	147,111	280,387	364,046	344,250	415,575
Income from continuing operations	505,165	888,549	1,082,070	540,613	829,750
Income from discontinued operations, net	7,135	—	—	—	—
Net income	512,300	888,549	1,082,070	540,613	829,750
Preferred stock dividends	65,408	65,406	65,406	49,410	46,704
Preferred stock redemption charge	—	—	—	9,769	—
Net income (loss) attributable to noncontrolling interests	147	4,799	4,267	17,839	24,796
Net income attributable to common stockholders	$446,745	$818,344	$1,012,397	$463,595	$758,250

Other Data
Average number of common shares outstanding:
Basic	306,272	348,240	358,275	367,237	373,620
Diluted	307,747	349,424	360,227	369,001	375,250

Per Share Data
Basic:
Income from continuing operations	$1.65	$2.55	$3.02	$1.47	$2.22
Discontinued operations, net	$0.02	$—	$—	$—	$—
Net income attributable to common stockholders	$1.46	$2.35	$2.83	$1.26	$2.03

Diluted:
Income from continuing operations	$1.64	$2.54	$3.00	$1.47	$2.21
Discontinued operations, net	$0.02	$—	$—	$—	$—
Net income attributable to common stockholders	$1.45	$2.34	$2.81	$1.26	$2.02

Cash distributions per common share	$3.18	$3.30	$3.44	$3.48	$3.48

	December 31,
Balance Sheet Data	2014	2015	2016	2017	2018
Net real estate investments	$22,851,196	$26,888,685	$26,563,629	$26,171,077	$28,420,769
Total assets	24,962,923	29,023,845	28,865,184	27,944,445	30,342,072
Total long-term obligations	10,776,640	12,967,686	12,358,245	11,731,936	13,297,144
Total liabilities	11,403,465	13,664,877	13,185,279	12,643,799	14,331,427
Total preferred stock	1,006,250	1,006,250	1,006,250	718,503	718,498
Total equity	13,473,049	15,175,885	15,281,472	14,925,452	15,586,599

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
The following table summarizes our consolidated portfolio for the year ended December 31, 2018 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$985,022	43.5%	500
Triple-net	900,049	39.7%	726
Outpatient Medical	380,136	16.8%	284
Totals	$2,265,207	100.0%	1,510
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
Substantially all of our revenues are derived from operating lease rentals, resident fees/services, and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our obligors/partners experience operating difficulties and become unable to generate sufficient cash to make payments or operating distributions to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division manages and monitors the outpatient medical portfolio with a comprehensive process including review of tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility. When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we generally aim to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.
In addition to our asset management and research efforts, we also aim to structure our relevant investments to mitigate payment risk. Operating leases and loans are normally credit enhanced by guaranties and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.
For the year ended December 31, 2018, resident fees/services and rental income represented 69% and 29%, respectively, of total revenues.  Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan, and any interest rate adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary sources of cash include resident fees/services, rent and interest receipts, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, our commercial paper program, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses and general and administrative expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.
We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our primary unsecured credit facility, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from net operating income. Permanent financing for future investments, which replaces funds drawn under our primary unsecured credit facility, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our primary unsecured credit facility. At December 31, 2018, we had $215,376,000 of cash and cash equivalents, $100,753,000 of restricted cash and $1,853,000,000 of available borrowing capacity under our primary unsecured credit facility.
Key Transactions
Capital  The following summarizes key capital transactions that occurred and supported new investments made during the year ended December 31, 2018:

•	In April 2018, we issued $550,000,000 of 4.25% senior unsecured notes due 2028 for net proceeds of approximately $545,074,000.

•	In connection with the QCP acquisition, in July 2018, we drew on a $1,000,000,000 term loan facility to fund a portion of the cash consideration and other expenses.

•
In August 2018, we issued $200,000,000 of 4.25% senior unsecured notes due 2028, $600,000,000 of 3.95% senior unsecured notes due 2023 and $500,000,000 of 4.95% senior unsecured notes due 2048 for aggregate net proceeds of approximately $1,283,226,000. Proceeds from these issuances were used to repay advances under the $1,000,000,000 term loan facility drawn on in July 2018 and the primary unsecured credit facility.

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

•	We extinguished $306,553,000 of secured debt at a blended average interest rate of 5.36%.

•	We repaid our $450,000,000 of 2.25% senior unsecured notes at par upon maturity on March 15, 2018.

•	We raised $794,649,000 through our dividend reinvestment program and our Equity Shelf Program (as defined below).
Investments The following summarizes our property acquisitions and joint venture investments made during the year ended December 31, 2018 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating	12	$673,374	6.7%	$742,675
Triple-net	246	2,438,899	6.9%	3,062,427
Outpatient Medical	30	605,866	5.8%	628,824
Totals	288	$3,718,139	6.7%	$4,433,926

(1) Represents stated pro rata purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
(3) Represents amounts recorded in real property including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dispositions The following summarizes property dispositions made during the year ended December 31, 2018 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating	4	$40,073	7.5%	$36,627
Triple-net	107	1,050,290	5.3%	835,093
Outpatient Medical	21	464,843	6.2%	253,397
Totals	132	$1,555,206	5.6%	$1,125,117

(1) Represents pro rata proceeds received upon disposition.
(2) Represents annualized contractual net operating income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of assets at time of disposition. See Note 5 to our consolidated financial statements for additional information.

     Dividends Our Board of Directors announced the 2019 annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2018, beginning in February 2019. The dividend declared for the quarter ended December 31, 2018 represents the 191st consecutive quarterly dividend payment.
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
Operating Performance We believe that net income and net income attributable to common stockholders (“NICS”) per the Statement of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”), consolidated net operating income (“NOI”) and same store NOI (“SSNOI”); however, these supplemental measures are not defined by U.S. GAAP. Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations. These earnings measures are widely used by investors and analysts in the valuation, comparison, and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Year Ended December 31,
	2016	2017	2018
Net income	$1,082,070	$540,613	$829,750
Net income attributable to common stockholders	1,012,397	463,595	758,250
Funds from operations attributable to common stockholders	1,582,940	1,165,576	1,392,183
Consolidated net operating income	2,404,177	2,232,716	2,267,482
Same store net operating income	1,528,340	1,544,462	1,551,424

Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and Internal Revenue Code (“IRC”) section 1031 deposits. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations, and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Year Ended December 31,
	2016	2017	2018
Net debt to book capitalization ratio	42.9%	42.9%	45.0%
Net debt to undepreciated book capitalization ratio	37.4%	36.3%	37.8%
Net debt to market capitalization ratio	31.1%	31.2%	31.3%

Adjusted interest coverage ratio	4.21x	4.36x	4.11x
Adjusted fixed charge coverage ratio	3.34x	3.54x	3.44x

Concentration Risk We evaluate our concentration risk in terms of NOI by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOI could be at risk if certain sectors were to experience downturns. Property mix measures the portion of our NOI that relates to our various property types. Relationship mix measures the portion of our NOI that relates to our top five relationships. Geographic mix measures the portion of our NOI that

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

relates to our top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by NOI for the years indicated below:

	December 31,(1)
	2016	2017	2018
Property mix:
Seniors Housing Operating	34%	40%	43%
Triple-net	50%	43%	40%
Outpatient Medical	16%	17%	17%

Relationship mix:
Sunrise Senior Living(2)	13%	14%	15%
Revera(2)	6%	7%	7%
Brookdale Senior Living	6%	7%	6%
Genesis HealthCare	16%	9%	6%
Benchmark Senior Living	4%	4%	4%
Remaining	55%	59%	62%

Geographic mix:
California	10%	13%	14%
United Kingdom	8%	9%	9%
Canada	7%	8%	8%
Texas	7%	7%	8%
New Jersey	8%	8%	7%
Remaining	60%	55%	54%

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
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary sources of cash include resident fees/services, rent and interest receipts, borrowings under our primary unsecured credit facility, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
Beginning cash, cash equivalents and restricted cash	$422,690	$607,220	$184,530	44%	$309,303	$(297,917)	-49%	$(113,387)	-27%
Net cash provided from (used in):
Operating activities	1,639,064	1,434,177	(204,887)	-13%	1,583,944	149,767	10%	(55,120)	-3%
Investing activities	(183,443)	154,581	338,024	n/a	(2,386,471)	(2,541,052)	n/a	(2,203,028)	1,201%
Financing activities	(1,250,817)	(1,913,527)	(662,710)	53%	818,368	2,731,895	n/a	2,069,185	n/a
Effect of foreign currency translation	(20,274)	26,852	47,126	n/a	(9,015)	(35,867)	n/a	11,259	-56%
Ending cash, cash equivalents and restricted cash	$607,220	$309,303	$(297,917)	-49%	$316,129	$6,826	2%	$(291,091)	-48%

Operating Activities The change in net cash provided from operating activities is attributable to changes in NOI, which is primarily due to acquisitions and annual rent increasers, partially offset to dispostions. Please see “Results of Operations” below for further discussion. For the years ended December 31, 2016, 2017 and 2018, cash flows from operations exceeded cash distributions to stockholders.
Investing Activities  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, real estate loans receivable, and investments in unconsolidated entities which are summarized above in “Key Transactions.” Please refer to Notes 3, 6, and 7 of our consolidated financial statements for additional information. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
New development	$403,131	$232,715	$(170,416)	-42%	$160,706	$(72,009)	-31%	$(242,425)	-60%
Recurring capital expenditures, tenant improvements and lease commissions	66,332	67,797	1,465	2%	90,190	22,393	33%	23,858	36%
Renovations, redevelopments and other capital improvements	152,814	182,479	29,665	19%	175,993	(6,486)	-4%	23,179	15%
Total	$622,277	$482,991	$(139,286)	-22%	$426,889	$(56,102)	-12%	$(195,388)	-31%

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
Financing Activities The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock and dividend payments which are summarized above in “Key Transactions.” Please refer to Notes 9, 10 and 13 of our consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At December 31, 2018, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At December 31, 2018, we had fourteen outstanding letter of credit obligations. Please see Notes 7, 11 and 12 to our consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of December 31, 2018 (in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Unsecured revolving credit facility(1)	$1,147,000	$—	$—	$1,147,000	$—
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	7,450,000	600,000	900,000	1,700,000	4,250,000
Canadian Dollar senior unsecured notes(3)	219,989	—	219,989	—	—
Pounds Sterling senior unsecured notes(3)	1,339,170	—	—	—	1,339,170
U.S. Dollar term credit facility	507,500	—	7,500	500,000	—
Canadian Dollar term credit facility(3)	183,325	—	—	183,325	—
Secured debt:(2,3)
Consolidated	2,485,711	508,899	507,412	605,789	863,611
Unconsolidated	790,643	51,614	88,024	39,495	611,510
Contractual interest obligations:(4)
Unsecured revolving credit facility	171,910	38,202	76,405	57,303	—
Senior unsecured notes and term loans(3)	3,930,812	424,529	758,541	638,183	2,109,559
Consolidated secured debt(3)	478,922	90,861	144,026	96,873	147,162
Unconsolidated secured debt(3)	211,077	30,919	51,892	47,904	80,362
Capital lease obligations(5)	84,265	4,173	8,346	71,746	—
Operating lease obligations(5)	1,138,046	18,242	35,392	33,965	1,050,447
Purchase obligations(5)	1,704,293	1,599,477	104,816	—	—
Other long-term liabilities(6)	1,229	1,229	—	—	—
Total contractual obligations	$21,843,892	$3,368,145	$2,902,343	$5,121,583	$10,451,821
(1) Relates to our unsecured revolving credit facility with an aggregate commitment of $3,000,000,000. See Note 9 to our consolidated financial statements.
(2) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(3) Based on foreign currency exchange rates in effect as of balance sheet date.
(4) Based on variable interest rates in effect as of December 31, 2018.
(5) See Note 12 to our consolidated financial statements for additional information.
(6) Primarily relates to payments to be made under a supplemental executive retirement plan for one former executive officer.

Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2018, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of February 13, 2019, 8,526,222 shares of common stock remained available for issuance under the DRIP registration statement. On August 3, 2018, we entered into separate amended and restated equity distribution agreements with each of Morgan Stanley & Co. LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; Goldman Sachs & Co. LLC; UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $784,083,001 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates on or prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive per share cash proceeds at settlement equal to the forward sale price under the relevant forward sale agreement.  However, we may elect to cash settle or net share settle a forward sale agreement. As of February 13, 2019, we had $227,958,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our primary unsecured credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Summary
Our primary sources of revenue include resident fees/services,rent and interest income. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, other expenses and general and administrative expenses.  We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and SSNOI and other supplemental measures include FFO and Adjusted EBITDA, which are further discussed below.  Please see Non-GAAP Financial Measures for additional information and reconciliations. The following is a summary of our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	Amount	%	2018	Amount	%	Amount	%
Net income	$1,082,070	$540,613	$(541,457)	-50%	$829,750	$289,137	53%	$(252,320)	-23%
NICS	1,012,397	463,595	(548,802)	-54%	758,250	294,655	64%	(254,147)	-25%
FFO	1,582,940	1,165,576	(417,364)	-26%	1,392,183	226,607	19%	(190,757)	-12%
Adjusted EBITDA	2,256,864	2,128,429	(128,435)	-6%	2,153,005	24,576	1%	(103,859)	-5%
Consolidated NOI	2,404,177	2,232,716	(171,461)	-7%	2,267,482	34,766	2%	(136,695)	-6%
Same store NOI	1,528,340	1,544,462	16,122	1%	1,551,424	6,962	—%	23,084	2%

Per share data (fully diluted):
Net income attributable to common stockholders	$2.81	$1.26	$(1.55)	-55%	$2.02	$0.76	60%	$(0.79)	-28%
Funds from operations attributable to common stockholders	4.39	3.16	(1.23)	-28%	3.71	0.55	17%	(0.68)	-15%

Adjusted interest coverage ratio	4.21x	4.36x	0.15x	4%	4.11x	-0.25x	-6%	0.15x	4%
Adjusted fixed charge coverage ratio	3.34x	3.54x	0.20x	6%	3.44x	-0.10x	-3%	0.20x	6%

The following table represents the changes in outstanding common stock for the period from January 1, 2016 to December 31, 2018 (in thousands):

	Year Ended
	December 31, 2016	December 31, 2017	December 31, 2018	Totals
Beginning balance	354,778	362,602	371,732	354,778
Dividend reinvestment plan issuances	4,145	5,640	6,529	16,314
Preferred stock conversions	—	4	—	4
Redemption of equity membership units	—	91	—	91
Option exercises	141	253	57	451
Equity Shelf Program issuances	3,135	2,987	5,241	11,363
Other, net	403	155	116	674
Ending balance	362,602	371,732	383,675	383,675

Average number of shares outstanding:
Basic	358,275	367,237	373,620
Diluted	360,227	369,001	375,250

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating
The following is a summary of our NOI and SSNOI for the Seniors Housing Operating segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
NOI	$814,114	$880,026	$65,912	8%	$985,022	$104,996	12%	$170,908	21%
Non-cash NOI attributable to same store properties(1)	1,990	1,242	(748)	-38%	836	(406)	-33%	(1,154)	-58%
NOI attributable to non same store properties(2)	(77,334)	(132,604)	(55,270)	71%	(251,803)	(119,199)	90%	(174,469)	226%
SSNOI(1)	$738,770	$748,664	$9,894	1%	$734,055	$(14,609)	-2%	$(4,715)	-1%

(1) Relates to 348 same store properties.
(2) Primarily relates to the acquisition of 66 properties subsequent to January 1, 2016 and the transition of 69 properties from Triple-net to Seniors Housing Operating.

The following is a summary of our results of operations for the Seniors Housing Operating segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
Revenues:
Resident fees and services	$2,504,731	$2,779,423	$274,692	11%	$3,234,852	$455,429	16%	$730,121	29%
Interest income	4,180	69	(4,111)	-98%	578	509	738%	(3,602)	-86%
Other income	17,085	5,127	(11,958)	-70%	5,024	(103)	-2%	(12,061)	-71%
Total revenues	2,525,996	2,784,619	258,623	10%	3,240,454	455,835	16%	714,458	28%
Property operating expenses	1,711,882	1,904,593	192,711	11%	2,255,432	350,839	18%	543,550	32%
NOI(1)	814,114	880,026	65,912	8%	985,022	104,996	12%	170,908	21%
Other expenses:
Depreciation and amortization	415,429	484,796	69,367	17%	529,449	44,653	9%	114,020	27%
Interest expense	81,853	63,265	(18,588)	-23%	69,060	5,795	9%	(12,793)	-16%
Transaction costs(2)	29,207	—	(29,207)	-100%	—	—	n/a	(29,207)	-100%
Loss (gain) on extinguishment of debt, net	(88)	3,785	3,873	-4,401%	110	(3,675)	-97%	198	-225%
Impairment of assets	12,403	21,949	9,546	77%	7,599	(14,350)	-65%	(4,804)	-39%
Other expenses(2)	—	8,347	8,347	n/a	6,624	(1,723)	-21%	6,624	n/a
	538,804	582,142	43,338	8%	612,842	30,700	5%	74,038	14%
Income (loss) from continuing operations before income taxes and other items	275,310	297,884	22,574	8%	372,180	74,296	25%	96,870	35%
Income tax benefit (expense)	(3,762)	(16,430)	(12,668)	337%	1,202	17,632	-107%	4,964	-132%
Income (loss) from unconsolidated entities	(20,442)	(105,236)	(84,794)	415%	(28,142)	77,094	-73%	(7,700)	38%
Gain (loss) on real estate dispositions, net	9,880	56,295	46,415	470%	(2,245)	(58,540)	-104%	(12,125)	-123%
Income from continuing operations	260,986	232,513	(28,473)	-11%	342,995	110,482	48%	82,009	31%
Net income (loss)	260,986	232,513	(28,473)	-11%	342,995	110,482	48%	82,009	31%
Less: Net income (loss) attributable to noncontrolling interests	2,292	8,472	6,180	270%	(660)	(9,132)	-108%	(2,952)	-129%
Net income (loss) attributable to common stockholders	$258,694	$224,041	$(34,653)	-13%	$343,655	$119,614	53%	$84,961	33%

(1) See Non-GAAP Financial Measures below.
(2) See Note 3 to our consolidated financial statements.

Fluctuations in resident fees/services and property operating expenses are primarily a result of acquisitions, segment transitions and the movement of U.S. and foreign currency exchange rates. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. The decrease in other income for the year ended December 31, 2018 is primarily a result of insurance proceeds received during 2017 relating to a property as well as a bargain purchase gain recognized in conjunction with a single property acquisition.
During the three years presented, we recorded impairment charges on certain held for sale properties as the carrying value exceeded the estimated fair value less costs to sell. The fluctuations in gains (losses) on real estate dispositions are due to the volume of property sales and sales prices. Beginning January 1, 2017, transaction costs related to asset acquisitions are capitalized

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

as a component of purchase price. The increase in other expenses since 2016 are primarily due to noncapitalizable transaction costs from acquisitions.
During the year ended December 31, 2018, we completed two seniors housing operating construction projects representing $86,931,000 or $459,952 per unit and one expansion project totaling $2,672,000. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of December 31, 2018 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Wandsworth, UK	98	$75,185	$41,833	1Q20
Potomac, MD	120	56,623	7,627	4Q20
	218	$131,808	49,460
Toronto, ON	Project in planning stage		39,898
			$89,358

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

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2017		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,290,552	3.96%	$2,463,249	3.94%	$1,988,700	3.66%
Debt transferred in	—	—%	—	—%	35,830	3.84%
Debt issued	293,860	2.90%	228,772	2.72%	45,447	3.40%
Debt assumed	60,898	4.30%	—	—%	121,612	5.55%
Debt extinguished	(159,498)	3.66%	(668,804)	4.81%	(240,095)	4.83%
Debt deconsolidated	—	—%	(60,000)	3.80%	—	0.00%
Principal payments	(49,112)	3.89%	(47,153)	3.60%	(47,886)	3.59%
Foreign currency	26,549	3.48%	72,636	3.23%	(93,021)	3.31%
Ending balance	$2,463,249	3.94%	$1,988,700	3.66%	$1,810,587	3.87%

Monthly averages	$2,391,706	3.93%	$2,065,477	3.66%	$1,915,663	3.74%
The majority of our seniors housing operating properties are formed through partnership interests. The fluctuations in income (loss) from unconsolidated entities are largely due to the recognition of impairments related to one of our investments in unconsolidated entities during the year ended December 31, 2017. Losses are also attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our NOI and SSNOI for the Triple-net segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
NOI	$1,208,860	$967,084	$(241,776)	-20%	$900,049	$(67,035)	-7%	$(308,811)	-26%
Non-cash NOI attributable to same store properties(1)	(28,538)	(23,764)	4,774	-17%	(17,093)	6,671	-28%	11,445	-40%
NOI attributable to non same store properties(2)	(709,606)	(465,820)	243,786	-34%	(401,878)	63,942	-14%	307,728	-43%
SSNOI(1)	$470,716	$477,500	$6,784	1%	$481,078	$3,578	1%	$10,362	2%

(1) Relates to 364 same store properties.
(2) Primarily relates to the acquisition of 264 properties and 40 properties sold or held for sale at December 31, 2018.

The following is a summary of our results of operations for the Triple-net segment for the years presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
Revenues:
Rental income	$1,112,325	$885,811	$(226,514)	-20%	$828,865	$(56,946)	-6%	$(283,460)	-25%
Interest income	90,476	73,742	(16,734)	-18%	54,926	(18,816)	-26%	(35,550)	-39%
Other income	6,059	7,531	1,472	24%	17,173	9,642	128%	11,114	183%
Total revenues	1,208,860	967,084	(241,776)	-20%	900,964	(66,120)	-7%	(307,896)	-25%
Property operating expenses	—	—	—	n/a	915	915	n/a	(915)	n/a
NOI(1)	1,208,860	967,084	(241,776)	-20%	900,049	(67,035)	-7%	(306,981)	-25%
Other expenses:
Depreciation and amortization	297,197	243,830	(53,367)	-18%	235,480	(8,350)	-3%	(61,717)	-21%
Interest expense	21,370	15,194	(6,176)	-29%	14,225	(969)	-6%	(7,145)	-33%
Loss (gain) on derivatives and financial instruments, net	68	2,284	2,216	3,259%	(4,016)	(6,300)	-276%	(4,084)	-6,006%
Transaction costs(2)	10,016	—	(10,016)	-100%	—	—	n/a	(10,016)	-100%
Loss (gain) on extinguishment of debt, net	863	29,083	28,220	3,270%	(32)	(29,115)	-100%	(895)	-104%
Provision for loan losses	6,935	62,966	56,031	808%	—	(62,966)	-100%	(6,935)	-100%
Impairment of assets	20,169	96,909	76,740	380%	107,980	11,071	11%	87,811	435%
Other expenses(2)	—	116,689	116,689	n/a	90,975	(25,714)	-22%	90,975	n/a
	356,618	566,955	210,337	59%	444,612	(122,343)	-22%	87,994	25%
Income from continuing operations before income taxes and other items	852,242	400,129	(452,113)	-53%	455,437	55,308	14%	(396,805)	-47%
Income tax benefit (expense)	(1,087)	(4,291)	(3,204)	295%	1,611	5,902	-138%	2,698	-248%
Income (loss) from unconsolidated entities	9,767	19,428	9,661	99%	21,938	2,510	13%	12,171	125%
Gain (loss) on real estate dispositions, net	355,394	286,325	(69,069)	-19%	196,589	(89,736)	-31%	(158,805)	-45%
Income from continuing operations	1,216,316	701,591	(514,725)	-42%	675,575	(26,016)	-4%	(540,741)	-44%
Net income	1,216,316	701,591	(514,725)	-42%	675,575	(26,016)	-4%	(540,741)	-44%
Less: Net income attributable to noncontrolling interests	1,221	4,603	3,382	277%	19,306	14,703	319%	18,085	1,481%
Net income attributable to common stockholders	$1,215,095	$696,988	$(518,107)	-43%	$656,269	$(40,719)	-6%	$(558,826)	-46%

(1) See Non-GAAP Financial Measures below.
(2) See Note 3 to our consolidated financial statements.

The 2017 and 2018 decreases in rental income are primarily attributable to the disposition of properties exceeding new acquisitions, segment transitions and the reduction in the Genesis HealthCare ("Genesis") annual cash rent obligation due to the restructuring of the master lease as of January 1, 2018. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index (“CPI”) and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the CPI do not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income.  For the three months ended December 31, 2018, we had 17 leases with rental rate increasers ranging from 0.18% to 0.76% in our triple-net portfolio. The decrease in interest income is primarily attributable to the volume of loan payoffs during the three years presented. The increase in other income for the year ended December 31, 2018 is primarily due to $10,805,000 of net lease termination fees recognized.
Depreciation and amortization decreased primarily as a result of the disposition of triple-net properties exceeding acquisition and segment transitions. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
The provision for loan losses is related to our critical accounting estimate for the allowance for loan losses and is discussed in “Critical Accounting Policies” below and Note 6 to our consolidated financial statements. During the years ended December 31, 2017 and 2016, we recorded provision for loan losses related to certain first mortgage loans to Genesis of $62,966,000 and $6,935,000, respectively.
During the three years presented, we recorded impairment charges on certain held for sale properties as the carrying value exceeded the estimated fair value less costs to sell. The fluctuations in gains on real estate dispositions are due to the volume of property sales and sales prices. Beginning January 1, 2017, transaction costs related to asset acquisitions are capitalized as a component of purchase price.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other expenses primarily represents noncapitalizable transaction costs from acquisitions, segment transitions and the termination/restructuring of pre-existing relationships. In addition, during the year ended December 31, 2017, we recognized an other than temporary charge of $18,294,000 in other expenses on the Genesis available-for-sale equity investment.
During the year ended December 31, 2018, we completed two triple-net construction projects totaling $90,055,000 or $283,472 per bed/unit and two expansion projects totaling $17,357,000. The following is a summary of triple-net construction projects, excluding expansions, pending as of December 31, 2018 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Westerville, OH	90	$22,800	$8,160	3Q19
Union, KY	162	34,600	9,848	1Q20
Droitwich , UK	70	16,153	4,573	4Q20
Total	322	$73,553	$22,581

Total interest expense represents secured debt interest expense and related fees.  The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt. The fluctuation in loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market adjustment recorded on the Genesis available-for-sale investment in accordance with the adoption of Accounting Standards Update 2016-01 described in Note 2 to our consolidated financial statements. The following is a summary of our Triple-net secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2017		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$554,014	5.49%	$594,199	4.58%	$347,474	3.55%
Debt issued	166,155	2.21%	13,000	4.57%	—	—%
Debt extinguished	(118,500)	5.56%	(274,048)	5.95%	(4,107)	4.94%
Debt transferred out	—	—%	—	—%	(35,830)	3.84%
Principal payments	(10,627)	5.68%	(5,863)	5.66%	(3,982)	5.38%
Foreign currency	3,157	5.25%	20,186	2.91%	(15,169)	3.44%
Ending balance	$594,199	4.58%	$347,474	3.55%	$288,386	3.63%

Monthly averages	$497,213	5.41%	$408,688	3.91%	$321,730	3.51%

A portion of our triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our NOI and SSNOI for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
NOI	$380,264	$384,068	$3,804	1%	$380,136	$(3,932)	-1%	$(128)	—%
Non-cash NOI attributable to same store properties(1)	(8,190)	(7,694)	496	-6%	(8,226)	(532)	7%	(36)	—%
NOI attributable to non same store properties(2)	(53,220)	(58,076)	(4,856)	9%	(35,619)	22,457	-39%	17,601	-33%
SSNOI(1)	$318,854	$318,298	$(556)	—%	$336,291	$17,993	6%	$17,437	5%
(1) Relates to 212 same store properties.
(2) Primarily relates to the acquisition of 48 properties and the conversion of 15 construction projects into revenue-generating properties subsequent to January 1, 2016.

The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
Revenues:
Rental income	$536,490	$560,060	$23,570	4%	$551,557	$(8,503)	-2%	$15,067	3%
Interest income	3,307	—	(3,307)	-100%	310	310	n/a	(2,997)	-91%
Other income	5,568	3,340	(2,228)	-40%	4,939	1,599	48%	(629)	-11%
Total revenues	545,365	563,400	18,035	3%	556,806	(6,594)	-1%	11,441	2%
Property operating expenses	165,101	179,332	14,231	9%	176,670	(2,662)	-1%	11,569	7%
NOI(1)	380,264	384,068	3,804	1%	380,136	(3,932)	-1%	(128)	—%
Other expenses:
Depreciation and amortization	188,616	193,094	4,478	2%	185,530	(7,564)	-4%	(3,086)	-2%
Interest expense	19,087	10,015	(9,072)	-48%	7,051	(2,964)	-30%	(12,036)	-63%
Transaction costs(2)	3,687	—	(3,687)	-100%	—	—	n/a	(3,687)	-100%
Loss (gain) on extinguishment of debt, net	—	4,373	4,373	n/a	11,928	7,555	173%	11,928	n/a
Provision for loan losses.	3,280	—	(3,280)	-100%	—	—	n/a	(3,280)	-100%
Impairment of assets	4,635	5,625	990	21%	—	(5,625)	-100%	(4,635)	-100%
Other expenses(2)	—	1,911	1,911	n/a	7,570	5,659	296%	7,570	n/a
	219,305	215,018	(4,287)	-2%	212,079	(2,939)	-1%	(7,226)	-3%
Income from continuing operations before income taxes and other item	160,959	169,050	8,091	5%	168,057	(993)	-1%	7,098	4%
Income tax benefit (expense)	(511)	(1,477)	(966)	189%	(125)	1,352	-92%	386	-76%
Income (loss) from unconsolidated entities	318	2,683	2,365	744%	5,563	2,880	107%	5,245	1,649%
Gain (loss) on real estate dispositions, net	(1,228)	1,630	2,858	n/a	221,231	219,601	13,472%	222,459	n/a
Income from continuing operations	159,538	171,886	9,490	6%	394,726	3,239	2%	12,729	8%
Net income (loss)	159,538	171,886	12,348	8%	394,726	222,840	130%	235,188	147%
Less: Net income (loss) attributable to noncontrolling interests	768	4,765	3,997	520%	6,150	1,385	29%	5,382	701%
Net income (loss) attributable to common stockholders	$158,770	$167,121	$8,351	5%	$388,576	$221,455	133%	$229,806	145%

(1) See Non-GAAP Financial Measures below.
(2) See Note 3 to our consolidated financial statements.

The fluctuations in rental income are primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties, offset by dispositions. Certain of our leases contain annual rental escalators that are contingent upon changes in the CPI. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the CPI does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. For the three months ended December 31, 2018, our consolidated outpatient medical portfolio signed 77,850 square feet of new leases and 184,349 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $36.23 per square foot and tenant improvement and lease commission costs of $21.90 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 3.9%.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of new outpatient medical facilities, offset by dispositions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During 2016 and 2017, we recognized impairment charges related to certain held-for-sale properties as the carrying values exceeded the estimated fair values less costs to sell. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.
During the year ended December 31, 2018, we completed one outpatient medical construction project representing $11,358,000 or $296 per square foot. The following is a summary of outpatient medical construction projects pending as of December 31, 2018 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$105,306	$58,390	3Q19
Houston, TX	73,500	23,455	5,097	4Q19
Porter, TX	55,000	20,800	4,198	4Q19
Total	269,455	$149,561	$67,685

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

	Year Ended		Year Ended		Year Ended
	December 31, 2016		December 31, 2017		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$627,689	5.18%	$404,079	4.85%	$279,951	4.72%
Debt assumed	—	—%	23,094	6.67%	171,275	3.99%
Debt extinguished	(210,115)	5.97%	(137,416)	5.99%	(61,291)	7.43%
Principal payments	(13,495)	6.55%	(9,806)	6.85%	(3,197)	5.91%
Ending balance	$404,079	4.85%	$279,951	4.72%	$386,738	4.20%

Monthly averages	$536,774	5.11%	$294,694	4.62%	$238,214	4.25%

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
Non-Segment/Corporate
The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
Revenues:
Other income	$939	$1,538	$599	64%	$2,275	$737	48%	$1,336	142%
Expenses:
Interest expense	399,035	396,148	(2,887)	-1%	436,256	40,108	10%	37,221	9%
General and administrative expenses	155,241	122,008	(33,233)	-21%	126,383	4,375	4%	(28,858)	-19%
Loss (gain) on derivatives and financial instruments, net	(2,516)	—	2,516	-100%	—	—	n/a	2,516	-100%
Loss (gain) on extinguishments of debt, net	16,439	—	(16,439)	-100%	4,091	4,091	n/a	(12,348)	-75%
Other expenses	11,998	50,829	38,831	324%	7,729	(43,100)	-85%	(4,269)	-36%
Total expenses	580,197	568,985	(11,212)	-2%	574,459	5,474	1%	(5,738)	-1%
Loss from continuing operations before income taxes	(579,258)	(567,447)	11,811	-2%	(572,184)	(4,737)	1%	7,074	-1%
Income tax benefit (expense)	24,488	2,070	(22,418)	-92%	(11,362)	(13,432)	n/a	(35,850)	n/a
Net loss	(554,770)	(565,377)	(10,607)	2%	(583,546)	(18,169)	3%	(28,776)	5%
Preferred stock dividends	65,406	49,410	(15,996)	-24%	46,704	(2,706)	-5%	(18,702)	-29%
Preferred stock redemption charge	—	9,769	9,769	n/a	—	(9,769)	-100%	—	n/a
Net loss attributable to common stockholders	$(620,176)	$(624,556)	$(4,380)	1%	$(630,250)	$(5,694)	1%	$(10,074)	2%
The following is a summary of our non-segment/corporate interest expense for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2016	2017	$	%	2018	$	%	$	%
Senior unsecured notes	$368,775	$364,773	$(4,002)	-1%	$387,955	$23,182	6%	$19,180	5%
Secured debt	310	127	(183)	-59%	115	(12)	-9%	(195)	-63%
Primary unsecured credit facility	16,811	17,863	1,052	6%	34,626	16,763	94%	17,815	106%
Loan expense	13,139	13,385	246	2%	13,560	175	1%	421	3%
Totals	$399,035	$396,148	$(2,887)	-1%	$436,256	$40,108	10%	$37,221	9%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments. Please refer to Note 10 to consolidated financial statements for additional information. The change in interest expense on our primary unsecured credit facility is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 9 of our consolidated financial statements for additional information regarding our primary unsecured credit facility. Loan expenses represent the amortization of costs incurred in connection with senior unsecured notes issuances. The loss on extinguishment of debt in 2016 is due to the early extinguishment of the 2017 senior unsecured notes. The loss on extinguishment of debt in 2018 is due to the term loan facility drawn on in July 2018 and paid off in August 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2018, 2017 and 2016 were 2.69%, 2.83% and 3.63%, respectively. The decrease in general and administrative expenses since 2016 is primarily related to a reduction in professional service fees for tax and legal consulting and compensation costs as a result of execution of our strategic initiatives.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and outpatient medical facility properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses, and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2016. Land parcels, loans and sub-leases, as well as any properties acquired, developed /redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
EBITDA stands for earnings (net income) before interest, taxes, depreciation and amortization. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest, secured debt principal amortization, and preferred dividends. Covenants in our senior unsecured notes and primary unsecured credit facility contain financial ratios based on a definition of EBITDA that is specific to those agreements. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above excluding unconsolidated entities and adjusted for items per our covenant. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge coverage ratio of at least 1.50 times.

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

	Year Ended December 31,
FFO Reconciliation:	2016	2017	2018
Net income attributable to common stockholders	$1,012,397	$463,595	$758,250
Depreciation and amortization	901,242	921,720	950,459
Impairment of assets	37,207	124,483	115,579
Loss (gain) on real estate dispositions, net	(364,046)	(344,250)	(415,575)
Noncontrolling interests	(71,527)	(60,018)	(69,193)
Unconsolidated entities	67,667	60,046	52,663
Funds from operations attributable to common stockholders	$1,582,940	$1,165,576	$1,392,183

Average common shares outstanding:
Basic	358,275	367,237	373,620
Diluted	360,227	369,001	375,250

Per share data:
Net income attributable to common stockholders
Basic	$2.83	$1.26	$2.03
Diluted	2.81	1.26	2.02

Funds from operations attributable to common stockholders
Basic	$4.42	$3.17	$3.73
Diluted	4.39	3.16	3.71

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented.  Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2016	2017	2018
Net income	$1,082,070	$540,613	$829,750
Interest expense	521,345	484,622	526,592
Income tax expense (benefit)	(19,128)	20,128	8,674
Depreciation and amortization	901,242	921,720	950,459
EBITDA	2,485,529	1,967,083	2,315,475
Loss (income) from unconsolidated entities	10,357	83,125	641
Transaction costs	42,910	—	—
Stock-based compensation expense(1)	28,869	19,102	27,646
Loss (gain) on extinguishment of debt, net	17,214	37,241	16,097
Loss (gain) on real estate dispositions, net	(364,046)	(344,250)	(415,575)
Impairment of assets	37,207	124,483	115,579
Provision for loan losses	10,215	62,966	—
Loss (gain) on derivatives and financial instruments, net	(2,448)	2,284	(4,016)
Other expenses(1)	7,721	176,395	111,990
Additional other income	(16,664)	—	(14,832)
Adjusted EBITDA	$2,256,864	$2,128,429	$2,153,005

Adjusted Interest Coverage Ratio:
Interest expense	$521,345	$484,622	$526,592
Capitalized interest	16,943	13,489	7,905
Non-cash interest expense	(1,681)	(10,359)	(10,860)
Total interest	536,607	487,752	523,637
Adjusted EBITDA	$2,256,864	$2,128,429	$2,153,005
Adjusted interest coverage ratio	4.21x	4.36x	4.11x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$536,607	$487,752	$523,637
Secured debt principal payments	74,466	64,078	56,288
Preferred dividends	65,406	49,410	46,704
Total fixed charges	676,479	601,240	626,629
Adjusted EBITDA	$2,256,864	$2,128,429	$2,153,005
Adjusted fixed charge coverage ratio	3.34x	3.54x	3.44x

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2016	2017	2018
Book capitalization:
Borrowings under primary unsecured credit facility	$645,000	$719,000	$1,147,000
Long-term debt obligations(1)	11,713,245	11,012,936	12,150,144
Cash and cash equivalents(2)	(557,659)	(249,620)	(215,376)
Total net debt	11,800,586	11,482,316	13,081,768
Total equity and noncontrolling interests(3)	15,679,905	15,300,646	16,010,645
Book capitalization	$27,480,491	$26,782,962	$29,092,413
Net debt to book capitalization ratio	42.9%	42.9%	45.0%

Undepreciated book capitalization:
Total net debt	$11,800,586	$11,482,316	$13,081,768
Accumulated depreciation and amortization	4,093,494	4,838,370	5,499,958
Total equity and noncontrolling interests(3)	15,679,905	15,300,646	16,010,645
Undepreciated book capitalization	$31,573,985	$31,621,332	$34,592,371
Net debt to undepreciated book capitalization ratio	37.4%	36.3%	37.8%

Market capitalization:
Common shares outstanding	362,602	371,732	383,675
Period end share price	$66.93	$63.77	$69.41
Common equity market capitalization	$24,268,952	$23,705,350	$26,630,882
Total net debt	11,800,586	11,482,316	13,081,768
Noncontrolling interests(3)	873,512	877,499	1,378,311
Preferred stock	1,006,250	718,503	718,498
Market capitalization:	$37,949,300	$36,783,668	$41,809,459
Net debt to market capitalization ratio	31.1%	31.2%	31.3%

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

	Year Ended December 31,
NOI Reconciliation:	2016	2017	2018
Net income	$1,082,070	$540,613	$829,750
Loss (gain) on real estate dispositions, net	(364,046)	(344,250)	(415,575)
Loss (income) from unconsolidated entities	10,357	83,125	641
Income tax expense (benefit)	(19,128)	20,128	8,674
Other expenses	11,998	177,776	112,898
Impairment of assets	37,207	124,483	115,579
Provision for loan losses	10,215	62,966	—
Loss (gain) on extinguishment of debt, net	17,214	37,241	16,097
Loss (gain) on derivatives and financial instruments, net	(2,448)	2,284	(4,016)
Transaction costs	42,910	—	—
General and administrative expenses	155,241	122,008	126,383
Depreciation and amortization	901,242	921,720	950,459
Interest expense	521,345	484,622	526,592
Consolidated net operating income (NOI)	$2,404,177	$2,232,716	$2,267,482

NOI by segment:
Seniors Housing Operating	$814,114	$880,026	$985,022
Triple-net	1,208,860	967,084	900,049
Outpatient Medical	380,264	384,068	380,136
Non-segment/corporate	939	1,538	2,275
Total NOI	$2,404,177	$2,232,716	$2,267,482

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
SSNOI Reconciliation:	2016	2017	2018
NOI:
Seniors Housing Operating	$814,114	$880,026	$985,022
Triple-net	1,208,860	967,084	900,049
Outpatient Medical	380,264	384,068	380,136
Total	2,403,238	2,231,178	2,265,207
Adjustments:
Seniors Housing Operating:
Non-cash NOI on same store properties	1,990	1,242	836
NOI attributable to non same store properties	(77,334)	(132,604)	(251,803)
Subtotal	(75,344)	(131,362)	(250,967)
Triple-net:
Non-cash NOI on same store properties	(28,538)	(23,764)	(17,093)
NOI attributable to non same store properties	(709,606)	(465,820)	(401,878)
Subtotal	(738,144)	(489,584)	(418,971)
Outpatient Medical:
Non-cash NOI on same store properties	(8,190)	(7,694)	(8,226)
NOI attributable to non same store properties	(53,220)	(58,076)	(35,619)
Subtotal	(61,410)	(65,770)	(43,845)
Total	(874,898)	(686,716)	(713,783)
SSNOI by segment:
Seniors Housing Operating	738,770	748,664	734,055
Triple-net	470,716	477,500	481,078
Outpatient Medical	318,854	318,298	336,291
Total	$1,528,340	$1,544,462	$1,551,424
SSNOI Property Reconciliation:
Total properties	1,510
Acquisitions	(378)
Developments	(32)
Disposals/Held-for-sale	(55)
Segment transitions	(113)
Other(1)	(8)
Same store properties	924
(1) Includes seven land parcels and one loan.

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

Revenue Recognition

Revenue is recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Substantially all of our operating leases contain fixed and/or contingent escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. We recognize resident fees and services, other than move-in fees, monthly as services are provided. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
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
We historically borrow on our primary unsecured credit facility to acquire, construct or make loans relating to health care and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under our primary unsecured credit facility and new commercial paper program. We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed under indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.
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

	December 31, 2018		December 31, 2017
	Principal balance	Fair value change	Principal balance	Fair value change
Senior unsecured notes	$9,009,159	$(548,558)	$7,710,219	$(500,951)
Secured debt	1,639,983	(59,522)	1,749,958	(63,492)
Totals	$10,649,142	$(608,080)	$9,460,177	$(564,443)

Our variable rate debt, including our primary unsecured credit facility, is reflected at fair value. At December 31, 2018, we had $2,683,553,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $26,836,000. At December 31, 2017, we had $2,294,678,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,947,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the year ended December 31, 2018, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $10,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed, excluding cross currency hedge activity (dollars in thousands):

	December 31, 2018		December 31, 2017
	Carrying value	Fair value change	Carrying value	Fair value change
Foreign currency exchange contracts	$23,620	$16,163	$23,238	$12,929
Debt designated as hedges	1,559,159	15,592	1,620,273	16,203
Totals	$1,582,779	$31,755	$1,643,511	$29,132

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and the Board of Directors of Welltower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.
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
Toledo, Ohio
February 25, 2019

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	December 31, 2018	December 31, 2017
Assets
Real estate investments:
Real property owned:
Land and land improvements	$3,205,091	$2,734,467
Buildings and improvements	28,019,502	25,373,117
Acquired lease intangibles	1,581,159	1,502,471
Real property held for sale, net of accumulated depreciation	590,271	734,147
Construction in progress	194,365	237,746
Gross real property owned	33,590,388	30,581,948
Less accumulated depreciation and amortization	(5,499,958)	(4,838,370)
Net real property owned	28,090,430	25,743,578
Real estate loans receivable	398,711	495,871
Less allowance for losses on loans receivable	(68,372)	(68,372)
Net real estate loans receivable	330,339	427,499
Net real estate investments	28,420,769	26,171,077
Other assets:
Investments in unconsolidated entities	482,914	445,585
Goodwill	68,321	68,321
Cash and cash equivalents	215,376	243,777
Restricted cash	100,753	65,526
Straight-line receivable	367,093	389,168
Receivables and other assets	686,846	560,991
Total other assets	1,921,303	1,773,368
Total assets	$30,342,072	$27,944,445

Liabilities and equity
Liabilities:
Borrowings under primary unsecured credit facility	$1,147,000	$719,000
Senior unsecured notes	9,603,299	8,331,722
Secured debt	2,476,177	2,608,976
Capital lease obligations	70,668	72,238
Accrued expenses and other liabilities	1,034,283	911,863
Total liabilities	14,331,427	12,643,799

Redeemable noncontrolling interests	424,046	375,194

Equity:
Preferred stock	718,498	718,503
Common stock	384,465	372,449
Capital in excess of par value	18,424,368	17,662,681
Treasury stock	(68,499)	(64,559)
Cumulative net income	6,121,534	5,316,580
Cumulative dividends	(10,818,557)	(9,471,712)
Accumulated other comprehensive income (loss)	(129,769)	(111,465)
Other equity	294	670
Total Welltower Inc. stockholders’ equity	14,632,334	14,423,147
Noncontrolling interests	954,265	502,305
Total equity	15,586,599	14,925,452
Total liabilities and equity	$30,342,072	$27,944,445

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Resident fees and services	$3,234,852	$2,779,423	$2,504,731
Rental income	1,380,422	1,445,871	1,648,815
Interest income	55,814	73,811	97,963
Other income	29,411	17,536	29,651
Total revenues	4,700,499	4,316,641	4,281,160
Expenses:
Property operating expenses	2,433,017	2,083,925	1,876,983
Depreciation and amortization	950,459	921,720	901,242
Interest expense	526,592	484,622	521,345
General and administrative expenses	126,383	122,008	155,241
Transaction costs	—	—	42,910
Loss (gain) on derivatives and financial instruments, net	(4,016)	2,284	(2,448)
Loss (gain) on extinguishment of debt, net	16,097	37,241	17,214
Provision for loan losses	—	62,966	10,215
Impairment of assets	115,579	124,483	37,207
Other expenses	112,898	177,776	11,998
Total expenses	4,277,009	4,017,025	3,571,907

Income from continuing operations before income taxes and other items	423,490	299,616	709,253
Income tax (expense) benefit	(8,674)	(20,128)	19,128
Income (loss) from unconsolidated entities	(641)	(83,125)	(10,357)
Gain (loss) on real estate dispositions, net	415,575	344,250	364,046
Income from continuing operations	829,750	540,613	1,082,070

Net income	829,750	540,613	1,082,070
Less: Preferred stock dividends	46,704	49,410	65,406
Less: Preferred stock redemption charge	—	9,769	—
Less: Net income (loss) attributable to noncontrolling interests(1)	24,796	17,839	4,267
Net income attributable to common stockholders	$758,250	$463,595	$1,012,397

Average number of common shares outstanding:
Basic	373,620	367,237	358,275
Diluted	375,250	369,001	360,227

Earnings per share:
Basic:
Income from continuing operations	$2.22	$1.47	$3.02
Net income attributable to common stockholders	$2.03	$1.26	$2.83

Diluted:
Income from continuing operations	$2.21	$1.47	$3.00
Net income attributable to common stockholders	$2.02	$1.26	$2.81
(1) Includes amounts attributable to redeemable noncontrolling interests
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$829,750	$540,613	$1,082,070

Other comprehensive income (loss):
Unrecognized gain (loss) on equity investments	—	—	5,120
Reclassification adjustment for write down of equity investment	—	(5,120)	—
Unrecognized gain (loss) on cash flow hedges	—	2	1,414
Unrecognized actuarial gain (loss)	344	269	190
Foreign currency translation gain (loss)	(41,632)	85,263	(85,557)
Total other comprehensive income (loss)	(41,288)	80,414	(78,833)

Total comprehensive income	788,462	621,027	1,003,237
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	1,812	40,187	6,722
Total comprehensive income attributable to stockholders	$786,650	$580,840	$996,515
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY
WELLTOWER INC. AND SUBSIDIARIES

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at December 31, 2015	$1,006,250	$354,811	$16,478,300	$(44,372)	$3,725,772	$(6,846,056)	$(88,243)	$4,098	$585,325	$15,175,885
Comprehensive income:
Net income					1,077,803				9,277	1,087,080
Other comprehensive income (loss)							(81,288)		2,455	(78,833)
Total comprehensive income										1,008,247
Net change in noncontrolling interests			(51,478)						(121,978)	(173,456)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		839	46,938	(10,369)				(1,305)		36,103
Net proceeds from issuance of common stock		7,421	525,931							533,352
Option compensation expense								266		266
Dividends paid:
Common stock dividends						(1,233,519)				(1,233,519)
Preferred stock dividends						(65,406)				(65,406)
Balances at December 31, 2016	1,006,250	363,071	16,999,691	(54,741)	4,803,575	(8,144,981)	(169,531)	3,059	475,079	15,281,472
Comprehensive income:
Net income					522,774				20,819	543,593
Other comprehensive income (loss)							58,066		22,348	80,414
Total comprehensive income										624,007
Net change in noncontrolling interests			13,473						(15,941)	(2,468)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		402	21,494	(9,807)				(2,399)		9,690
Net proceeds from issuance of common stock		8,881	612,555							621,436
Redemption of equity membership units		91	5,465	(11)						5,545
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Conversion of preferred stock	(247)	4	243							—
Option compensation expense								10		10
Dividends paid:
Common stock dividends						(1,277,321)				(1,277,321)
Preferred stock dividends						(49,410)				(49,410)
Balances at December 31, 2017	718,503	372,449	17,662,681	(64,559)	5,316,580	(9,471,712)	(111,465)	670	502,305	14,925,452
Comprehensive income:
Net income					804,954				25,065	830,019
Other comprehensive income (loss)							(18,304)		(22,984)	(41,288)
Total comprehensive income										788,731
Net change in noncontrolling interests			(43,101)						449,879	406,778
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		188	28,277	(3,940)				(376)		24,149
Net proceeds from issuance of common stock		11,828	776,506							788,334
Conversion of preferred stock	(5)		5							—
Dividends paid:
Common stock dividends						(1,300,141)				(1,300,141)
Preferred stock dividends						(46,704)				(46,704)
Balances at December 31, 2018	$718,498	$384,465	$18,424,368	$(68,499)	$6,121,534	$(10,818,557)	$(129,769)	$294	$954,265	$15,586,599

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$829,750	$540,613	$1,082,070
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	950,459	921,720	901,242
Other amortization expenses	17,000	16,521	8,822
Provision for loan losses	—	62,966	10,215
Impairment of assets	115,579	124,483	37,207
Stock-based compensation expense	27,646	19,102	28,869
Loss (gain) on derivatives and financial instruments, net	(4,016)	2,284	(2,448)
Loss (gain) on extinguishment of debt, net	16,097	37,241	17,214
Loss (income) from unconsolidated entities	641	83,125	10,357
Rental income in excess of cash received	(32,857)	(80,398)	(83,233)
Amortization related to above (below) market leases, net	2,608	357	322
Loss (gain) on real estate dispositions, net	(415,575)	(344,250)	(364,046)
Other (income) expense, net	—	2	(4,853)
Distributions by unconsolidated entities	21	116	1,065
Increase (decrease) in accrued expenses and other liabilities	70,762	26,809	14,298
Decrease (increase) in receivables and other assets	5,829	23,486	(18,037)
Net cash provided from (used in) operating activities	1,583,944	1,434,177	1,639,064

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(3,560,360)	(805,264)	(2,145,374)
Cash disbursed for capital improvements to existing properties	(266,183)	(250,276)	(219,146)
Cash disbursed for construction in progress	(160,706)	(232,715)	(403,131)
Capitalized interest	(7,905)	(13,489)	(16,943)
Investment in real estate loans receivable	(83,048)	(83,738)	(129,884)
Principal collected on real estate loans receivable	180,830	96,023	249,552
Other investments, net of payments	(50,430)	57,385	4,760
Contributions to unconsolidated entities	(136,854)	(114,365)	(101,415)
Distributions by unconsolidated entities	90,916	70,287	119,723
Proceeds from (payments on) derivatives	65,399	52,719	108,347
Proceeds from sales of real property	1,541,870	1,378,014	2,350,068
Net cash provided from (used in) investing activities	(2,386,471)	154,581	(183,443)

Financing activities:
Net increase (decrease) under unsecured credit facilities	428,000	74,000	(190,000)
Proceeds from issuance of senior unsecured notes	2,824,176	7,500	693,560
Payments to extinguish senior unsecured notes	(1,450,000)	(5,000)	(865,863)
Net proceeds from the issuance of secured debt	45,447	241,772	460,015
Payments on secured debt	(362,841)	(1,144,346)	(563,759)
Net proceeds from the issuance of common stock	789,575	621,987	534,194
Redemption of preferred stock	—	(287,500)	—
Payments for deferred financing costs and prepayment penalties	(29,691)	(54,333)	(22,196)
Contributions by noncontrolling interests(1)	39,207	56,560	148,666
Distributions to noncontrolling interests(1)	(109,871)	(87,711)	(134,578)
Cash distributions to stockholders	(1,348,863)	(1,325,617)	(1,298,925)
Other financing activities	(6,771)	(10,839)	(11,931)
Net cash provided from (used in) financing activities	818,368	(1,913,527)	(1,250,817)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(9,015)	26,852	(20,274)
Increase (decrease) in cash, cash equivalents and restricted cash	6,826	(297,917)	184,530
Cash, cash equivalents and restricted cash at beginning of period	309,303	607,220	422,690
Cash, cash equivalents and restricted cash at end of period	$316,129	$309,303	$607,220

Supplemental cash flow information:
Interest paid	$501,404	$488,265	$541,545
Income taxes paid	2,250	10,410	8,011
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes.

WELLTOWER INC. AND SUBSIDIARIES
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
Revenue Recognition
On January 1, 2018 we adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (ASC 606)," which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. We adopted ASC 606 using the modified retrospective method.
We have evaluated our various revenue streams to identify whether they would be subject the provisions of ASC 606 and any differences in timing, measurement or presentation of revenue recognition. A significant source of our revenue is generated through leasing arrangements, which are specifically excluded from ASC 606. Substantially all of our operating leases contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our outpatient medical portfolio typically include some form of operating expense reimbursement by the tenant. Certain payments made to operators are treated as lease incentives and amortized as a reduction of revenue over the lease term.
We recognize resident fees and services, other than move-in fees, monthly as services are provided. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk. Management contracts are present in some of our joint venture agreements to provide asset and property management, leasing, marketing and other services. Under ASC 606, the pattern and timing of recognition of income from these contracts is consistent with the prior accounting model.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash
Restricted cash primarily consists of amounts held by lenders to provide future payments for real estate taxes, insurance, tenant and capital improvements, amounts held in escrow relating to transactions we are entitled to receive over a period of time as outlined in the escrow agreement and net proceeds from property sales that were executed as tax-deferred dispositions under Internal Revenue Code (“IRC”) section 1031.
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
Equity Securities
In 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01 "Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Liabilities," which requires entities to measure their investments at fair value and recognize any changes in fair value in net income rather than through accumulated other comprehensive income. During the year ended December 31, 2018, we recognized a gain of $4,016,000 related to our equity securities in loss (gain) on derivatives and financial instruments, net on the Consolidated Statement of Comprehensive Income. There was no adjustment to accumulated other comprehensive income upon adoption at January 1, 2018 as accumulated losses of $18,294,000 were recognized as other-than-temporary impairment during the year ended December 31, 2017.
Redeemable Noncontrolling Interests
Certain noncontrolling interests are redeemable at fair value. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. If it is probable that the interests will be redeemed in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately one year. In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, in the balance sheet. At December 31, 2018, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $424,046,000 by $18,891,000.
During 2014 and 2015, we entered into DownREIT partnerships which give a real estate seller the ability to exchange its property on a tax deferred basis for equity membership interests (“OP units”). The OP units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.
Real Property Owned
On January 1, 2017, we adopted ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB's definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recording the asset acquisition at relative fair value, capitalizing transaction costs, and the elimination of the measurement period in which to record adjustments to the transaction. We believe that substantially all our real estate acquisitions are considered asset acquisitions. We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017. Real property developed by us is recorded at cost, including the capitalization of construction period interest. Expenditures for repairs and maintenance are expensed as incurred.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values for in-place tenants based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The total amount of other intangible assets acquired is further allocated to in-place lease values for in-place residents with such value representing (i) value associated with lost revenue related to tenant reimbursable operating costs that would be incurred in an assumed re-leasing period, and (ii) value associated with lost rental revenue from existing leases during an assumed re-leasing period. This intangible asset will be amortized over the remaining life of the lease or the assumed re-leasing period.
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
Gain on Real Estate Dispositions
In 2017, the FASB issued ASU 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The standard clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The standard also defines the term "in substance nonfinancial asset" and clarifies that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control over it. We adopted Subtopic 610-20 using a modified retrospective approach on January 1, 2018 and it did not have a material impact on our consolidated financial statements.
Prior to the adoption of Subtopic 610-20, we recognized sales of real estate assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing were recorded as deposits and classified as other assets on our consolidated balance sheets. Gains on real estate assets sold were recognized using the full accrual method upon closing when (i) the collectability of the sales price was reasonably assured, (ii) we were not obligated to perform significant activities after the sale to earn the profit, (iii) we have received adequate initial investment from the purchaser, and (iv) other profit recognition criteria have been satisfied. Gains may have been deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
New Accounting Standards
During the year ended December 31, 2018, we adopted the following additional accounting standard, which did not have a material impact on our consolidated financial statements:

•
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The early adoption of this standard on April 1, 2018, did not result in a cumulative effect adjustment and all applicable changes for the company were prospectively made. Please refer to Note 11 of the consolidated financial statements for additional detail on this adoption.

The following ASUs have been issued but not yet adopted:

•
In 2017, the FASB issued ASU 2016-02, “Leases (codified under ASC 842),” which requires lessees to recognize assets and liabilities on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their consolidated statements of comprehensive income over the lease term.  It will also require disclosures designed to give financial statement users information regarding amount, timing, and uncertainty of cash flows arising from leases. While we are currently evaluating the impact of this adoption, we believe it will likely have a material impact to our consolidated financial statements for the recognition of certain operating leases as right-of-use assets and lease liabilities where we are the lessee. Specifically, we believe the impact to our consolidated financial statements will primarily be attributable to the approximately 139 ground leases and various office and equipment leases which are currently accounted for under ASC 840, "Leases," as operating leases. Future lease payments under these leases total $1,138,046,000.

The FASB also issued ASU 2018-20 "Leases (Topic 842) - Narrow-scope Improvements for Lessors" in December 2018, which provides lessors the ability to make an accounting policy election not to evaluate whether certain sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. We expect to utilize the practical expedient in ASU 2018-20 as part of our adoption of this guidance.
Upon adoption of ASU 2016-02, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of ASC 842 and the non-lease components utilizing the provisions of ASC 606. To separately account for the components, transaction price is allocated based upon the estimated stand-alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element and recognized in accordance with ASC 840 prior to the adoption of ASC 2016-02 (such as common area maintenance services, other basic services and executory costs), are recognized as non-lease components subject to the provisions of ASC 606 subsequent to the adoption of ASC 2016-02. Entities are required to recognize a cumulative effect adjustment to beginning retained earnings as of the initial application of ASU 2016-02 for changes to amounts recognized for these certain components for the transition from ASC 840 to ASC 606.
The FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements" in July 2018, which provides lessors with a practical expedient, allowing them to not separate lease and non-lease components in a contract, and instead to account for as a single lease component, if certain criteria are met. This practical expedient causes an entity to assess whether a contract is predominantly lease or service-based and recognize the entire contract under the relevant accounting guidance (i.e., predominantly lease-based would be accounted for under ASC 842 and predominantly service-based would be accounted for under ASC 606). Entities that elect to utilize this practical expedient upon initial application of ASC 842 are required to apply to all new and existing transactions as of the initial application date with a cumulative effect adjustment to beginning retained earnings for any changes to amounts recognized related to existing transactions. For the year ended December 31, 2018, we recognized revenue for our Seniors Housing Operating segment in accordance with the provisions of ASC 840. Upon adoption of ASU 2016-02, we will elect the lessor practical expedient and will recognize the revenue

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for our Seniors Housing Operating segment based upon the predominant component, which we have determined to be the non-lease component, and therefore, will account for these contracts under ASC 606. After the adoption of ASU 2016-02, we expect the timing and pattern of revenue recognition will be substantially the same as that prior to the adoption of the standard.

•
In 2017, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments.  ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

3. Real Property Acquisitions and Development
The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their relative fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.  Transaction costs primarily represent costs incurred with property acquisitions, including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees, and other acquisition-related costs. Effective January 1, 2017, with our adoption of ASU 2017-01, transaction costs related to asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in "Other expenses" on our Consolidated Statement of Comprehensive Income. Acquisitions that occurred prior to January 1, 2017 were accounted for as business combinations. Certain of our subsidiaries' functional currencies are the local currencies of their respective countries.
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

We concluded that the QCP acquisition met the definition of an asset acquisition under ASU 2017-01, "Clarifying the Definition of a Business". The following table presents the purchase price calculation and the allocation to assets acquired and liabilities assumed based upon their relative fair value:

(In thousands)
Land and land improvements	$417,983
Buildings and improvements	2,253,451
Acquired lease intangibles	12,820
Real property held for sale	418,297
Cash and cash equivalents	381,913
Restricted cash	4,981
Receivables and other assets	1,354
Total assets acquired	3,490,799
Accrued expenses and other liabilities	(13,199)
Total liabilities assumed	(13,199)
Noncontrolling interests	(512,741)
Net assets acquired	$2,964,859

Net assets acquired in the QCP acquisition detailed above are included in the respective segment tables below.

WELLTOWER INC. AND SUBSIDIARIES
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

	Year Ended December 31,
	2018	2017	2016
Land and land improvements	$51,440	$42,525	$164,653
Buildings and improvements	621,731	428,777	1,518,472
Acquired lease intangibles	69,504	63,912	115,643
Receivables and other assets	1,492	3,959	2,462
Total assets acquired(1)	744,167	539,173	1,801,230
Secured debt	(134,752)	—	(63,732)
Accrued expenses and other liabilities	(18,463)	(46,301)	(23,681)
Total liabilities assumed	(153,215)	(46,301)	(87,413)
Noncontrolling interests	(14,390)	(4,701)	(6,007)
Non-cash acquisition related activity(2)	—	(67,633)	(47,065)
Cash disbursed for acquisitions	576,562	420,538	1,660,745
Construction in progress additions	82,621	84,874	157,845
Capitalized interest	(3,190)	(9,106)	(5,793)
Foreign currency translation	3,934	(6,830)	(8,500)
Cash disbursed for construction in progress	83,365	68,938	143,552
Capital improvements to existing properties	201,001	185,473	138,673
Total cash invested in real property, net of cash acquired	$860,928	$674,949	$1,942,970
(1) Excludes $5,784,000, $6,273,000 and $351,000 of cash and restricted cash acquired during the years ended December 31, 2018, 2017 and 2016, respectively.
(2) For the year ended December 31, 2017, includes $59,665,000 related to the acquisition of assets previously financed as investments in unconsolidated entities and $6,349,000 related to the acquisition of assets previously financed as real estate loans receivable. For the year ended December 31, 2016, includes $43,372,000 related to the acquisition of assets previously financed as investments in unconsolidated entities.

Triple-net Activity
The following provides our purchase price allocations and other Triple-net real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Land and land improvements	$413,588	$33,416	$104,754
Buildings and improvements	2,242,884	248,459	418,633
Acquired lease intangibles	9,690	—	2,876
Real property held for sale	396,265	—	—
Receivables and other assets	1,354	—	551
Total assets acquired(1)	3,063,781	281,875	526,814
Accrued expenses and other liabilities	(13,199)	(21,236)	(3,384)
Total liabilities assumed	(13,199)	(21,236)	(3,384)
Noncontrolling interests	(512,741)	(7,275)	(26,771)
Non-cash acquisition related activity(2)	—	(54,901)	(51,733)
Cash disbursed for acquisitions	2,537,841	198,463	444,926
Construction in progress additions	55,558	120,797	181,084
Capitalized interest	(2,238)	(4,713)	(8,729)
Foreign currency translation	272	(610)	(3,665)
Cash disbursed for construction in progress	53,592	115,474	168,690
Capital improvements to existing properties	10,046	19,989	32,603
Total cash invested in real property, net of cash acquired	$2,601,479	$333,926	$646,219
(1) Excludes $386,894,000, $318,000 and $682,000 of cash and restricted cash acquired during the years ended December 31, 2018, 2017 and 2016, respectively.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) For the year ended December 31, 2017, $54,901,000 is related to the acquisition of assets previously financed as real estate loans receivable.  For the year ended December 31, 2016, primarily relates to $45,044,000 for the acquisition of assets previously financed as real estate loans receivable and $6,630,000 previously financed as equity investments.
Outpatient Medical Activity
The following is a summary of our Outpatient Medical real property investment activity for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Land and land improvements	$77,239	$40,565	$5,738
Buildings and improvements	478,740	159,643	46,056
Acquired lease intangibles	50,813	24,014	4,592
Real property held for sale	22,032	—	—
Receivables and other assets	1,185	10	—
Total assets acquired(1)	630,009	224,232	56,386
Secured debt	(169,156)	(25,708)	—
Accrued expenses and other liabilities	(14,896)	(3,181)	(1,670)
Total liabilities assumed	(184,052)	(28,889)	(1,670)
Noncontrolling interests	—	(9,080)	—
Non-cash acquisition related activity(2)	—	—	(15,013)
Cash disbursed for acquisitions	445,957	186,263	39,703
Construction in progress additions	26,565	37,094	113,933
Capitalized interest	(2,477)	(2,406)	(3,723)
Accruals(3)	(339)	13,615	(19,321)
Cash disbursed for construction in progress	23,749	48,303	90,889
Capital improvements to existing properties	55,136	44,814	47,870
Total cash invested in real property, net of cash acquired	$524,842	$279,380	$178,462
(1) Excludes $2,719,000 of unrestricted and restricted cash acquired during the year ended December 31, 2018.
(2) Relates to the acquisition of assets previously financed as real estate loans. Please refer to Note 6 for additional information.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Development projects:
Seniors Housing Operating	$86,931	$3,634	$18,979
Triple-net	90,055	283,472	46,094
Outpatient Medical	11,358	63,036	108,001
Total development projects	188,344	350,142	173,074
Expansion projects	20,029	10,336	11,363
Total construction in progress conversions	$208,373	$360,478	$184,437

At December 31, 2018, future minimum lease payments receivable under operating leases (excluding properties in our Seniors Housing Operating partnerships and excluding any operating expense reimbursements) are as follows (in thousands):

2019	$1,309,186
2020	1,275,683
2021	1,245,611
2022	1,222,519
2023	1,171,081
Thereafter	9,359,018
Totals	$15,583,098

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles
     The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2018	December 31, 2017
Assets:
In place lease intangibles	$1,410,725	$1,352,139
Above market tenant leases	63,935	58,443
Below market ground leases	64,513	58,784
Lease commissions	41,986	33,105
Gross historical cost	1,581,159	1,502,471
Accumulated amortization	(1,197,336)	(1,125,437)
Net book value	$383,823	$377,034

Weighted-average amortization period in years	16.0	15.1

Liabilities:
Below market tenant leases	$81,676	$60,430
Above market ground leases	8,540	8,540
Gross historical cost	90,216	68,970
Accumulated amortization	(44,266)	(39,629)
Net book value	$45,950	$29,341

Weighted-average amortization period in years	14.7	20.1

  The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Rental income related to (above)/below market tenant leases, net	$(1,269)	$875	$919
Property operating expenses related to above/(below) market ground leases, net	(1,339)	(1,231)	(1,241)
Depreciation and amortization related to in place lease intangibles and lease commissions	(122,515)	(145,132)	(132,141)

     The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2019	$97,199	$7,005
2020	62,641	6,475
2021	29,855	5,838
2022	24,270	5,300
2023	20,304	3,440
Thereafter	149,554	17,892
Totals	$383,823	$45,950

5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, relationship or geography). At December 31, 2018, 13 seniors housing operating, 40 triple-net and two outpatient medical properties with an aggregate net real estate balance of $590,271,000 were classified as held for sale. Impairment of assets, as reflected in our Consolidated Statements of Comprehensive Income, primarily represents the charges necessary to adjust the carrying values of certain properties to estimated fair values less costs to sell. The following is a summary of our real property disposition activity for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Real property dispositions:
Seniors Housing Operating	$36,627	$74,832	$—
Triple-net	835,093	916,689	1,773,614
Outpatient Medical	253,397	19,697	78,786
Total dispositions	1,125,117	1,011,218	1,852,400
Gain (loss) on sales of real property, net	415,575	344,250	364,046
Net other assets (liabilities) disposed	1,178	22,546	133,622
Proceeds from real property sales	$1,541,870	$1,378,014	$2,350,068

During the year ended December 31, 2016, we completed two portfolio dispositions of properties leased to Genesis HealthCare (“Genesis”) for which we received loans in the amount of $74,445,000 for termination fees relating to the properties sold under the master lease. The related termination fee income has been deferred and will be recognized as the principal balance of the loans are repaid. At December 31, 2018, $61,994,000 of principal is outstanding on the loans.
Dispositions and Assets Held for Sale
Pursuant to our adoption of ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08”), operating results attributable to properties sold subsequent to or classified as held for sale after January 1, 2014 and which do not meet the definition of discontinued operations are no longer reclassified on our consolidated statements of comprehensive income. The following represents the activity related to these properties for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues:
Total revenues	$148,725	$275,087	$565,450
Expenses:
Interest expense	294	6,655	52,675
Property operating expenses	81,698	81,182	89,666
Provision for depreciation	16,900	55,294	122,153
Total expenses	98,892	143,131	264,494
Income (loss) from real estate dispositions, net	$49,833	$131,956	$300,956

6. Real Estate Loans Receivable
The following is a summary of our real estate loans receivable (in thousands):

	December 31,
	2018	2017
Mortgage loans	$317,443	$374,492
Other real estate loans	81,268	121,379
Totals	$398,711	$495,871

The following is a summary of our real estate loan activity for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2018				December 31, 2017			December 31, 2016
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Triple-net	Outpatient Medical	Totals	Triple-net	Outpatient Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$11,806	$13,062	$23,421	$48,289	$12,091	$—	$12,091	$8,445	$—	$8,445
Draws on existing loans	—	34,759	—	34,759	71,647	—	71,647	118,788	2,651	121,439
Net cash advances on real estate loans	11,806	47,822	23,421	83,048	83,738	—	83,738	127,233	2,651	129,884
Receipts on real estate loans receivable:
Loan payoffs	15,000	116,161	—	131,161	157,912	60,500	218,412	275,439	27,303	302,742
Principal payments on loans	—	49,669	—	49,669	1,219	—	1,219	6,867	—	6,867
Sub-total	15,000	165,830	—	180,830	159,131	60,500	219,631	282,306	27,303	309,609
Less: Non-cash activity(1)	—	—	—	—	(63,108)	(60,500)	(123,608)	(45,044)	(15,013)	(60,057)
Net cash receipts on real estate loans	15,000	165,830	—	180,830	96,023	—	96,023	237,262	12,290	249,552
Net cash advances (receipts) on real estate loans	$(3,194)	$(118,008)	$23,421	$(97,781)	$(12,285)	$—	$(12,285)	$(110,029)	$(9,639)	$(119,668)
(1) Triple-net primarily represents acquisitions of assets previously financed as real estate loans. Please see Note 3 for further information. Outpatient Medical represents a deed in lieu of foreclosure on a previously financed first mortgage property for the year ended December 31, 2017 and acquisition of assets previously financed as real estate loans for the year ended December 31, 2016.

In 2016, we restructured two triple-net real estate loans with Genesis. The existing loans, with a combined principal balance of $317,000,000, were scheduled to mature in 2017 and 2018. These loans were restructured into four separate loans effective October 1, 2016, one of which was repaid during 2017. Each loan had a five year term, a 10% interest rate and 25 basis point annual escalator. We recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan. During 2017, we recorded a provision for loan loss of $62,966,000 relating to three real estate loans receivable from Genesis. During 2018, aggregate principal payments of $85,289,000 were received on the loans. The allowance for losses on loans receivable totals $68,372,000 and is deemed to be sufficient to absorb expected losses relating to the loans. Such allowance was based on an estimation of expected future cash flows discounted at the effective interest rate for each loan. In addition, at December 31, 2018, we had one real estate loan with an outstanding balance of $2,567,000 on non-accrual status. No provision for loan loss has been recorded for this loan given the underlying collateral value.
The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$68,372	$6,563	$—
Provision for loan losses(1)	—	62,966	6,935
Change in present value	—	(1,157)	(372)
Balance at end of year	$68,372	$68,372	$6,563
(1) Excludes direct write down of an impaired loan receivable in 2016.

The following is a summary of our impaired loans (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance of impaired loans at end of year	$189,272	$282,882	$377,549
Allowance for loan losses	68,372	68,372	6,563
Balance of impaired loans not reserved	$120,900	$214,510	$370,986
Average impaired loans for the year	$236,077	$330,216	$188,775
Interest recognized on impaired loans(1)	17,241	27,793	8,707
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

	Percentage Ownership(1)	December 31, 2018	December 31, 2017
Seniors Housing Operating	10% to 50%	$344,982	$352,430
Triple-net	10% to 49%	34,284	22,856
Outpatient Medical	43% to 50%	103,648	70,299
Total		$482,914	$445,585
(1) Excludes ownership of in substance real estate.
During the year ended December 31, 2017, we increased our ownership in Sunrise Senior Living Management, Inc. (“Sunrise”) from 24% to 34%. Sunrise provides comprehensive property management and accounting services with respect to certain of our seniors housing operating properties that Sunrise operates, for which we pay annual management fees pursuant to long-term management agreements. Our management agreements with Sunrise have initial terms expiring through December 2032 plus, if applicable, optional renewal periods ranging from an additional 5 to 15 years depending on the property. The management fees payable to Sunrise under the management agreements include a fee based on a percentage of revenues generated by the applicable properties plus, if applicable, positive or negative adjustments based on specified performance targets. For the years ended December 31, 2018, 2017 and 2016, we recognized fees to Sunrise of $36,378,000, $37,573,000, and $37,751,000, respectively, which are reflected within property operating expenses in our Consolidated Statements of Comprehensive Income.
At December 31, 2018, the aggregate unamortized basis difference of our joint venture investments of $105,471,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related assets and included in the reported amount of income from unconsolidated entities.
8. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 17 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the year ended December 31, 2018, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	161	$335,456	15%
Revera(3)	98	154,194	7%
Brookdale Senior Living	102	142,768	6%
Genesis HealthCare	87	137,054	6%
Benchmark Senior Living	48	99,439	4%
Remaining portfolio	1,014	1,398,571	62%
Totals	1,510	$2,267,482	100%
(1) Genesis is in our Triple-net segment. Sunrise Senior Living and Revera are in our Seniors Housing Operating segment.  Brookdale Senior Living and Benchmark Senior Living are in both our Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 41% of total NOI for the year ending December 31, 2017.
(3) Revera owns a controlling interest in Sunrise Senior Living. For the year ended December 31, 2018, we recognized $1,154,025,000 of revenue from properties managed by Sunrise Senior Living.
9. Borrowings Under Credit Facilities and Related Items
At December 31, 2018, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility, and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2018). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (3.33% at December 31, 2018). The applicable margin is based on our debt ratings and was 0.825% at December 31, 2018. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was 0.15% at December 31, 2018. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
The following information relates to aggregate borrowings under the primary unsecured revolving credit facility for the periods presented (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance outstanding at year end	$1,147,000	$719,000	$645,000
Maximum amount outstanding at any month end	$2,148,000	$1,010,000	$1,560,000
Average amount outstanding (total of daily principal balances
divided by days in period)	$950,581	$597,422	$762,896
Weighted-average interest rate (actual interest expense divided
by average borrowings outstanding)	3.07%	2.02%	1.39%

10. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. At December 31, 2018, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2019	$600,000	$508,899	$1,108,899
2020(4)	677,489	138,288	815,777
2021	450,000	369,124	819,124
2022	600,000	280,418	880,418
2023(5,6)	1,783,325	325,371	2,108,696
Thereafter(7,8)	5,589,170	863,611	6,452,781
Totals	$9,699,984	$2,485,711	$12,185,695
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 3.05% to 6.50%.
(3) Annual interest rates range from 1.69% to 12.00%. Carrying value of the properties securing the debt totaled $5,347,428,000 at December 31, 2018.
(4) Includes a $300,000,000 Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $219,989,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2018).
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $183,325,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2018). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (3.15% at December 31, 2018).
(6) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (3.37% at December 31, 2018).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $701,470,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2018).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $637,700,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2018).

The following is a summary of our senior unsecured note principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$8,417,447	4.31%	$8,260,038	4.25%	$8,645,758	4.24%
Debt issued	2,850,000	4.57%	7,500	1.97%	705,000	4.23%
Debt extinguished	(1,450,000)	3.46%	(5,000)	1.83%	(850,000)	4.19%
Foreign currency	(117,463)	4.16%	154,909	4.29%	(240,720)	4.57%
Ending balance	$9,699,984	4.48%	$8,417,447	4.31%	$8,260,038	4.25%

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,618,408	3.76%	$3,465,066	4.09%	$3,478,207	4.44%
Debt issued	45,447	3.40%	241,772	2.82%	460,015	2.65%
Debt assumed	292,887	4.64%	23,094	6.67%	60,898	4.30%
Debt extinguished	(306,553)	5.36%	(1,080,268)	5.25%	(489,293)	5.11%
Debt deconsolidated	—	—%	(60,000)	3.80%	—	—%
Principal payments	(56,288)	3.91%	(64,078)	4.34%	(74,466)	4.66%
Foreign currency	(108,190)	3.33%	92,822	3.16%	29,705	3.67%
Ending balance	$2,485,711	3.90%	$2,618,408	3.76%	$3,465,066	4.09%

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2018, we were in compliance with all of the covenants under our debt agreements.
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
In the second quarter of 2018, we redesignated these derivative financial instruments that qualify as hedges of net investments in foreign operations using the spot method in order to more closely align the underlying economics of the hedged transactions. The changes in fair values and the excluded components of derivative instruments designated as net investment hedges are recognized as a cumulative translation adjustment component of OCI. The cross currency basis spread is recognized in interest expense on the Consolidated Statement of Comprehensive Income using the swap accrual process. Prior to the adoption of ASU 2017-12, all settlements and changes in the fair values of these instruments were recognized as a cumulative translation adjustment component of OCI and there had been no ineffectiveness on these hedging relationships.
During the years ended December 31, 2018 and 2017, we settled certain net investment hedges generating cash proceeds of $70,897,000 and $52,719,000, respectively.  The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.
Derivative Contracts Undesignated
We use foreign currency exchange contracts to manage existing exposures to foreign currency exchange risk. Gains and losses resulting from changes in the fair value of these instruments are recorded in interest expense on the Consolidated Statement of Comprehensive Income, and are substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures. In addition, we have several interest rate cap contracts related to variable rate secured debt agreements. Gains and losses resulting from the changes in the fair values of these instruments are also recorded in interest expense.

The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018	December 31, 2017
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$575,000	$575,000
Denominated in Pounds Sterling	£890,708	£550,000

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivatives designated as cash flow hedges:
Denominated in Canadian Dollars	$—	$36,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$405,819	$408,007
Forward purchase contracts denominated in Canadian Dollars	$(325,000)	$—
Forward sales contracts denominated in Canadian Dollars	$405,000	$80,000
Forward purchase contracts denominated in Pounds Sterling	£(350,000)	£—
Forward sales contracts denominated in Pounds Sterling	£350,000	£—
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
	Location	December 31, 2018	December 31, 2017	December 31, 2016
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$12,271	$(2,476)	$7,871
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$5,233	$(49)	$673
Gain on release of cumulative translation adjustment related to ineffectiveness on net investment hedge	Loss (gain) on derivatives, net	$—	$—	$(2,516)
Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$211,390	$(252,168)	$357,021

12. Commitments and Contingencies
At December 31, 2018, we had 14 outstanding letter of credit obligations totaling $50,805,000 and expiring between 2019 and 2024. At December 31, 2018, we had outstanding construction in process of $194,365,000 for leased properties and were committed to providing additional funds of approximately $436,984,000 to complete construction. Purchase obligations at December 31, 2018, include $1,250,000,000 representing a definitive agreement to acquire outpatient medical facilities in 2019. Purchase obligations also include contingent purchase obligations totaling $17,309,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property. During the year ended December 31, 2017, we finalized an agreement with the University of Toledo Foundation to transfer our corporate headquarters as a gift and recognized an expense of $40,730,000.
We evaluate our leases for operating versus capital lease treatment in accordance with ASC 840. A lease is classified as a capital lease if it provides for transfer of ownership of the leased asset at the end of the lease term, contains a bargain purchase option, has a lease term greater than 75% of the economic life of the leased asset, or if the net present value of the future minimum lease payments are in excess of 90% of the fair value of the leased asset. Certain leases contain bargain purchase options and have been classified as capital leases. At December 31, 2018, we had operating lease obligations of $1,138,046,000 relating to certain ground leases and company office space. Regarding the ground leases, we have sublease agreements with certain of our operators that require the operators to reimburse us for our monthly operating lease obligations. At December 31, 2018, aggregate future minimum rentals to be received under these noncancelable subleases totaled $72,789,000.
At December 31, 2018, future minimum lease payments due under operating and capital leases are as follows (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Leases	Capital Leases(1)
2019	$18,242	$4,173
2020	17,785	4,173
2021	17,607	4,173
2022	16,961	4,173
2023	17,004	67,573
Thereafter	1,050,447	—
Totals	$1,138,046	$84,265
(1) Amounts above represent principal and interest obligations under capital lease arrangements. Related assets with a gross value of $167,324,000 and accumulated depreciation of $33,676,000 are recorded in real property.
13. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	December 31, 2018	December 31, 2017
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	14,375,000	14,375,000
Outstanding shares	14,369,965	14,370,060
Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	384,849,236	372,852,311
Outstanding shares	383,674,603	371,731,551
Preferred Stock.  The following is a summary of our preferred stock activity during the periods presented:

	Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	14,370,060	6.50%	25,875,000	6.50%	25,875,000	6.50%
Shares redeemed	—	—%	(11,500,000)	6.50%	—	—%
Shares converted	(95)	6.50%	(4,940)	6.50%	—	—%
Ending balance	14,369,965	6.50%	14,370,060	6.50%	25,875,000	6.50%

During the three months ended March 31, 2011, we issued 14,375,000 of 6.50% Series I Cumulative Convertible Perpetual Preferred Stock (the "Series I Preferred Stock"). These shares have a liquidation value of $50.00 per share. Dividends are payable quarterly in arrears. The Series I Preferred Stock is not redeemable by us and are convertible, at the holder’s option, into 0.8460 shares of common stock (equal to an initial conversion price of approximately $59.10). On or after April 30, 2018, we may at our option cause all outstanding shares of the Series I Preferred Stock to be automatically converted into a number of shares of common stock equal to the then-prevailing conversion rate if the daily volume-weighted average prices of our common stock for each day equals or exceeds 130% of the then-prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days.
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
Common Stock. The following is a summary of our common stock activity during the periods indicated (dollars in thousands, except average price amounts):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2016 Dividend reinvestment plan issuances	4,145,457	$70.40	$291,852	$291,571
2016 Option exercises	141,405	47.13	6,664	6,664
2016 Equity Shelf Program issuances	3,134,901	76.01	238,286	235,959
2016 Stock incentive plans, net of forfeitures	402,740		—	—
2016 Totals	7,824,503		$536,802	$534,194

2017 Dividend reinvestment plan issuances	5,640,008	$70.13	$395,526	$394,639
2017 Option exercises	252,979	51.16	12,942	12,942
2017 Equity Shelf Program issuances	2,986,574	72.30	215,917	214,406
2017 Preferred stock conversions	4,300		—	—
2017 Redemption of equity membership units	91,180		—	—
2017 Stock incentive plans, net of forfeitures	154,337		—	—
2017 Totals	9,129,378		$624,385	$621,987

2018 Dividend reinvestment plan issuances	6,529,417	$65.55	$428,009	$423,075
2018 Option exercises	56,960	42.66	2,430	2,430
2018 Equity Shelf Program issuances	5,241,349	69.95	366,640	364,070
2018 Preferred stock conversions	83		—	—
2018 Stock incentive plans, net of forfeitures	115,243		—	—
2018 Totals	11,943,052		$797,079	$789,575

Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding, offset by the redemption of the Series J preferred stock, as described above. Please refer to Note 18 for information related to federal income tax of dividends. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Common Stock	$3.4800	$1,300,141	$3.4800	$1,277,321	$3.4400	$1,233,519
Series I Preferred Stock	3.2500	46,704	3.2500	46,711	3.2500	46,719
Series J Preferred Stock	—	—	0.2347	2,699	1.6251	18,687
Totals		$1,346,845		$1,326,731		$1,298,925

Accumulated Other Comprehensive Income. The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

	Unrecognized gains (losses) related to:
	Foreign Currency Translation	Available for Sale Securities	Actuarial losses	Cash Flow Hedges	Total
Balance at December 31, 2017	$(110,581)	$—	$(884)	$—	$(111,465)
Other comprehensive income (loss)	(18,648)	—	344	—	(18,304)

Net current-period other comprehensive income (loss)	(18,648)	—	344	—	(18,304)
Balance at December 31, 2018	$(129,229)	$—	$(540)	$—	$(129,769)

Balance at December 31, 2016	$(173,496)	$5,120	$(1,153)	$(2)	$(169,531)
Other comprehensive income (loss) before reclassification adjustments	62,915	—	269	2	63,186
Reclassification adjustment for write down of equity investment	—	(5,120)	—	—	(5,120)

Net current-period other comprehensive income (loss)	62,915	(5,120)	269	2	58,066
Balance at December 31, 2017	$(110,581)	$—	$(884)	$—	$(111,465)

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under our long-term incentive plan, certain restricted stock awards are market, performance and time-based. For market and performance based awards, we will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return and operating performance metrics, measured in each case over a measurement period of two to three years. Generally awards vest over two to three years after the end of the performance period with a portion vesting immediately at the end of the performance periods. The expected term represents the period from the grant date to the end of the performance period. Compensation expense for these performance grants is measured based on the probability of achievement of certain performance goals and is recognized over both the performance period and vesting period. For the portion of the grant for which the award is determined by the operating performance metrics, the compensation cost is based on the grant date closing price and management’s estimate of corporate achievement of the financial metrics. If the estimated number of performance based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates. For the portion of the grant determined by the total shareholder return, management used a Monte Carlo model to assess the fair value and compensation cost. Forfeitures are accounted for as they occur.
The following table summarizes compensation expense (a component of general and administrative expenses and property operating expenses) recognized for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	$—	$10	$266
Restricted stock	27,646	19,092	28,603
	$27,646	$19,102	$28,869

Restricted Stock
The fair value of the restricted stock is equal to the market price of the company’s common stock on the date of grant and is amortized over the vesting periods. As of December 31, 2018, there was $35,834,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of two years. The following table summarizes information about non-vested restricted stock incentive awards as of and for the year ended December 31, 2018:

	Restricted Stock
	Number of Shares (000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2017	698	$61.00
Vested	(166)	63.88
Granted	723	54.16
Terminated	(35)	60.90
Non-vested at December 31, 2018	1,220	$62.56

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator for basic and diluted earnings per share -
net income attributable to common stockholders	$758,250	$463,595	$1,012,397

Denominator for basic earnings per
share: weighted-average shares	373,620	367,237	358,275
Effect of dilutive securities:
Employee stock options	9	47	110
Non-vested restricted shares	512	482	449
Redeemable shares	1,096	1,235	1,393
Employee stock purchase program	13	—	—
Dilutive potential common shares	1,630	1,764	1,952
Denominator for diluted earnings per
share: adjusted-weighted average shares	375,250	369,001	360,227

Basic earnings per share	$2.03	$1.26	$2.83
Diluted earnings per share	$2.02	$1.26	$2.81

The Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the calculations as the effect of the conversions were anti-dilutive.
16. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined below:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.

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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying amounts and estimated fair values of our financial instruments are as follows as of the dates presented (in thousands):

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$249,071	$257,337	$306,120	$332,508
Other real estate loans receivable	81,268	82,742	121,379	125,480
Equity securities	11,286	11,286	7,269	7,269
Cash and cash equivalents	215,376	215,376	243,777	243,777
Restricted cash	100,753	100,753	65,526	65,526
Foreign currency forward contracts and cross currency swaps	94,729	94,729	15,604	15,604

Financial liabilities:
Borrowings under unsecured credit facilities	$1,147,000	$1,147,000	$719,000	$719,000
Senior unsecured notes	9,603,299	10,043,797	8,331,722	9,168,432
Secured debt	2,476,177	2,499,130	2,608,976	2,641,997
Foreign currency forward contracts and cross currency swaps	71,109	71,109	38,654	38,654

Redeemable OP unitholder interests	$103,071	$103,071	$97,476	$97,476

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

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Equity securities	$11,286	$11,286	$—	$—
Foreign currency forward contracts and cross currency swaps, net asset (liability)(1)	23,620	—	23,620	—
Redeemable OP unitholder interests	103,071	—	103,071	—
Totals	$137,977	$11,286	$126,691	$—

(1) Please see Note 11 for additional information.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we have assets and liabilities that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired or assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 6 for impairments of real estate loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach using unobservable data such as net operating income, estimated capitalization and discount rates.  We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in business combinations and asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.
17. Segment Reporting
We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical.  Our seniors housing operating properties include assisted living, independent living/continuing care retirement communities, independent support living (Canada), care homes with and without nursing (U.K.), and combinations thereof that are owned and/or operated through RIDEA structures (see Note 18). Our triple-net properties include the property types described above as well as long-term/post-acute care. Under the Triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our outpatient medical properties include outpatient medical buildings which are typically leased to multiple tenants and generally require a certain level of property management by us.
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
Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2018:	Seniors Housing Operating	Triple-net		Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,234,852	$—		$—	$—	$3,234,852
Rental income	—	828,865		551,557	—	1,380,422
Interest income	578	54,926		310	—	55,814
Other income	5,024	17,173		4,939	2,275	29,411
Total revenues	3,240,454	900,964		556,806	2,275	4,700,499

Property operating expenses	2,255,432	915		176,670	—	2,433,017
Consolidated net operating income	985,022	900,049		380,136	2,275	2,267,482

Depreciation and amortization	529,449	235,480		185,530	—	950,459
Interest expense	69,060	14,225		7,051	436,256	526,592
General and administrative	—	—		—	126,383	126,383
Loss (gain) on derivatives and financial instruments, net	—	(4,016)		—	—	(4,016)
Loss (gain) on extinguishment of debt, net	110	(32)		11,928	4,091	16,097
Impairment of assets	7,599	107,980		—	—	115,579
Other expenses	6,624	90,975	(1)	7,570	7,729	112,898
Income (loss) from continuing operations before income taxes and other items	372,180	455,437		168,057	(572,184)	423,490
Income tax benefit (expense)	1,202	1,611		(125)	(11,362)	(8,674)
(Loss) income from unconsolidated entities	(28,142)	21,938		5,563	—	(641)
Gain (loss) on real estate dispositions, net	(2,245)	196,589		221,231	—	415,575
Income (loss) from continuing operations	342,995	675,575		394,726	(583,546)	829,750
Net income (loss)	$342,995	$675,575		$394,726	$(583,546)	$829,750

Total assets	$14,607,127	$10,111,227		$5,426,810	$196,908	$30,342,072

(1) Represents non-capitalizable transaction costs of $81,116,000 primarily related to a joint venture transaction with an existing seniors housing operator including the conversion of properties from Triple-net to Seniors Housing Operating and termination/restructuring of pre-existing relationships.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2017:	Seniors Housing Operating	Triple-net		Outpatient Medical	Non-segment / Corporate		Total
Resident fees and services	$2,779,423	$—		$—	$—		$2,779,423
Rental income	—	885,811		560,060	—		1,445,871
Interest income	69	73,742		—	—		73,811
Other income	5,127	7,531		3,340	1,538		17,536
Total revenues	2,784,619	967,084		563,400	1,538		4,316,641

Property operating expenses	1,904,593	—		179,332	—		2,083,925
Consolidated net operating income	880,026	967,084		384,068	1,538		2,232,716

Depreciation and amortization	484,796	243,830		193,094	—		921,720
Interest expense	63,265	15,194		10,015	396,148		484,622
General and administrative	—	—		—	122,008		122,008
Loss (gain) on derivatives and financial instruments, net	—	2,284		—	—		2,284
Loss (gain) on extinguishment of debt, net	3,785	29,083		4,373	—		37,241
Provision for loan losses	—	62,966		—	—		62,966
Impairment of assets	21,949	96,909		5,625	—		124,483
Other expenses	8,347	116,689	(1)	1,911	50,829	(2)	177,776
Income (loss) from continuing operations before income taxes and other items	297,884	400,129		169,050	(567,447)		299,616
Income tax benefit (expense)	(16,430)	(4,291)		(1,477)	2,070		(20,128)
(Loss) income from unconsolidated entities	(105,236)	19,428		2,683	—		(83,125)
Gain (loss) on real estate dispositions, net	56,295	286,325		1,630	—		344,250
Income (loss) from continuing operations	232,513	701,591		171,886	(565,377)		540,613
Net income (loss)	$232,513	$701,591		$171,886	$(565,377)		$540,613

Total assets	$13,432,001	$9,325,344		$5,082,145	$104,955		$27,944,445
(1) Primarily represents non-capitalizable transaction costs, including $88,316,000 due to a joint venture transaction with an existing seniors housing operator which converted a portfolio of properties from Triple-net to Seniors Housing Operating and termination/restructuring of pre-existing relationships. In addition, includes $18,294,000 other-than-temporary impairment charge on the Genesis available-for-sale equity investment.
(2) Primarily related to $40,730,000 recognized for the donation of the corporate headquarters.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2016:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,504,731	$—	$—	$—	$2,504,731
Rental income	—	1,112,325	536,490	—	1,648,815
Interest income	4,180	90,476	3,307	—	97,963
Other income	17,085	6,059	5,568	939	29,651
Total revenues	2,525,996	1,208,860	545,365	939	4,281,160

Property operating expenses	1,711,882	—	165,101	—	1,876,983
Consolidated net operating income	814,114	1,208,860	380,264	939	2,404,177

Depreciation and amortization	415,429	297,197	188,616	—	901,242
Interest expense	81,853	21,370	19,087	399,035	521,345
General and administrative	—	—	—	155,241	155,241
Loss (gain) on derivatives and financial instruments, net	—	68	—	(2,516)	(2,448)
Transaction costs	29,207	10,016	3,687	—	42,910
Loss (gain) on extinguishment of debt, net	(88)	863	—	16,439	17,214
Provision for loan losses	—	6,935	3,280	—	10,215
Impairment of assets	12,403	20,169	4,635	—	37,207
Other expenses	—	—	—	11,998	11,998
Income (loss) from continuing operations before income taxes and other items	275,310	852,242	160,959	(579,258)	709,253
Income tax benefit (expense)	(3,762)	(1,087)	(511)	24,488	19,128
(Loss) income from unconsolidated entities	(20,442)	9,767	318	—	(10,357)
Gain (loss) on real estate dispositions, net	9,880	355,394	(1,228)	—	364,046
Income from continuing operations	260,986	1,216,316	159,538	(554,770)	1,082,070
Net income (loss)	$260,986	$1,216,316	$159,538	$(554,770)	$1,082,070

Our portfolio of properties and other investments are located in the U.S., the U.K. and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
Revenues:	Amount	%	Amount	%	Amount	%
United States	$3,777,960	80.4%	$3,464,527	80.3%	$3,453,485	80.6%
United Kingdom	452,956	9.6%	407,351	9.4%	388,383	9.1%
Canada	469,583	10.0%	444,763	10.3%	439,292	10.3%
Total	$4,700,499	100.0%	$4,316,641	100.0%	$4,281,160	100.0%

	As of
	December 31, 2018		December 31, 2017
Assets:	Amount	%	Amount	%
United States	$24,884,292	82.0%	$22,274,443	79.7%
United Kingdom	3,078,994	10.1%	3,239,039	11.6%
Canada	2,378,786	7.9%	2,430,963	8.7%
Total	$30,342,072	100.0%	$27,944,445	100.0%

18. Income Taxes and Distributions
We elected to be taxed as a REIT commencing with our first taxable year. To qualify as a REIT for federal income tax purposes, at least 90% of taxable income (excluding net capital gains) must be distributed to stockholders. REITs that do not distribute a

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain amount of current year taxable income are also subject to a 4% federal excise tax. The main differences between net income for federal income tax purposes and consolidated financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, recording of impairments, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.
Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Per share:
Ordinary dividend(1)	$2.1988	$1.8117	$2.5067
Long-term capital gain/(loss)(2)	1.1153	1.5755	0.8760
Return of capital	0.1659	0.0928	0.0573
Totals	$3.4800	$3.4800	$3.4400
(1) For the year ended December 31, 2018, includes Section 199A dividends of $2.1988. For the years ended December 31, 2017 and 2016, includes Qualified Dividend of $0.0038 and $0.0047, respectively.
(2) For the years ended December 31, 2018, 2017 and 2016, includes Unrecaptured SEC. 1250 Gains of $0.3822, $0.3557 and $0.4120, respectively.

Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current	$15,850	$7,633	$14,944
Deferred	(7,176)	12,495	(34,072)
Totals	$8,674	$20,128	$(19,128)

REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2018, as a result of ownership of investments in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.
The provision for income taxes for the year ended December 31, 2018 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as TRSs. For the tax years ended December 31, 2018, 2017 and 2016, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was $9,804,000, $4,806,000 and $(3,315,000), respectively.
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2018, 2017 and 2016, to the income tax expense/(benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$176,069	$199,588	$372,030
Increase (decrease) in valuation allowance(1)	28,309	30,445	(2,128)
Tax at statutory rate on earnings not subject to federal income taxes	(206,937)	(234,468)	(399,571)
Foreign permanent depreciation	8,110	10,065	9,205
Other differences	3,123	14,498	1,336
Totals	$8,674	$20,128	$(19,128)
(1) Excluding purchase price accounting.
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset/(liability) attributes, are summarized as follows for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2018	2017	2016
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(2,533)	$(11,812)	$(7,089)
Operating loss and interest deduction carryforwards	98,713	94,654	82,469
Expense accruals and other	48,804	25,146	15,978
Valuation allowance	(155,592)	(127,283)	(96,838)
Net deferred tax assets (liabilities)	$(10,608)	$(19,295)	$(5,480)

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. We apply the concepts on an entity-by-entity, jurisdiction-by-jurisdiction basis. With respect to the analysis of certain entities in multiple jurisdictions, a significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2018. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
On the basis of the evaluations performed as required by the codification, valuation allowances totaling $155,592,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely that not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth). The valuation allowance rollforward is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$127,283	$96,838	$98,966
Expense (benefit)	28,309	30,445	(2,128)
Ending balance	$155,592	$127,283	$96,838

As a result of certain acquisitions, we are subject to corporate level taxes for any related asset dispositions that may occur during the five-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (a) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (b) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. During the year ended December 31, 2017, we acquired certain additional assets with built-in gains as of the date of acquisition that could be subject to the built-in gains tax if disposed of prior to the expiration of the applicable five-year period. We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.
Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), the REIT may lease “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor.” Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal, state and foreign income taxes as the operations of such facilities are included in a TRS. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.
Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2015 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business. We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2012. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2013 related to entities acquired or formed in connection with acquisitions, and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2013 related to entities acquired or formed in connection with acquisitions.
At December 31, 2018, we had a net operating loss (“NOL”) carryforward related to the REIT of $348,031,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards generated through December 31, 2017 will expire through 2037. Beginning with tax years after December 31, 2017, the Tax Cuts and Jobs Act eliminates the carryback period, limits the NOLs to 80% of taxable income and replaces the 20-year carryforward period with an indefinite carryforward period.
At December 31, 2018 and 2017, we had an NOL carryforward related to Canadian entities of $154,029,000, and $134,552,000, respectively. These Canadian losses have a 20-year carryforward period. At December 31, 2018 and 2017, we had an NOL carryforward related to U.K. entities of $242,377,000 and $183,712,000, respectively. These U.K. losses do not have a finite carryforward period.
19. Quarterly Results of Operations (Unaudited)
The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the Consolidated Statements of Comprehensive Income due to rounding.

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,096,965	$1,125,912	$1,236,379	$1,241,243
Net income (loss) attributable to common stockholders	437,671	154,432	64,384	101,763
Net income (loss) attributable to common stockholders per share:
Basic	$1.18	$0.42	$0.17	$0.27
Diluted	$1.17	$0.41	$0.17	$0.27

	Year Ended December 31, 2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Revenues	$1,062,298	$1,058,602	$1,091,483	$1,104,257
Net income attributable to common stockholders	312,639	188,429	74,043	(111,523)
Net income attributable to common stockholders per share:
Basic	$0.86	$0.51	$0.20	$(0.31)
Diluted	$0.86	$0.51	$0.20	$(0.31)
(1) The decrease in net income (loss) and amounts per share are primarily attributable to $99,821,100 impairment of assets and $62,966,000 provision for loan losses recognized in the fourth quarter.

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

	December 31, 2018	December 31, 2017
Assets:
Net real property owned	$973,813	$1,002,137
Cash and cash equivalents	18,678	12,308
Receivables and other assets	14,600	16,330
Total assets(1)	$1,007,091	$1,030,775
Liabilities and equity:
Secured debt	$465,433	$471,103
Accrued expenses and other liabilities	18,229	14,832
Total equity	523,429	544,840
Total liabilities and equity	$1,007,091	$1,030,775

(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events
Senior Notes Activity
On February 15, 2019, we completed the issuance of $500 million of 3.625% senior unsecured notes due 2024 and $550 million of 4.125% senior unsecured notes due 2029.
On February 15, 2019, we also announced the redemption of $600 million of 4.125% senior unsecured notes due 2019 and $450 million of 6.125% senior unsecured notes due 2020.
Preferred Stock Activity
On February 21, 2019, we announced that we elected to effect the conversion of all of the outstanding Series I Preferred Stock. Each share of convertible preferred stock will be converted into 0.8857 shares of common stock on February 28, 2019.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.
Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2018.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of Welltower Inc.
Opinion on Internal Control over Financial reporting
We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO Criteria”). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the index at Item 15(a) and our report dated February 25, 2019 expressed an unqualified opinion thereon.
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
February 25, 2019
Item 9B. Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to May 1, 2019.
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
Item 11.  Executive Compensation
The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2019.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2019.
Item 13.  Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2019.
Item 14.  Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)1.	Our Consolidated Financial Statements are included in Part II, Item 8:

2.	The following Financial Statement Schedules are included beginning on page 105:
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

2.1
Agreement and Plan of Merger, dated as of April 25, 2018, by and among the Company, Potomac Acquisition LLC, Quality Care Properties, Inc. and certain subsidiaries of Quality Care Properties, Inc. (filed with the Commission as Exhibit 2.1 to the Company’s Form 8-K filed April 26, 2018 (File No. 001-08923), and incorporated herein by reference thereto).

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

3.2
Sixth Amended and Restated By-laws of the Company (filed with the Commission as Exhibit 3.2 to the Company’s Form 8-K filed December 4, 2018 (File No. 001-08923), and incorporated herein by reference thereto).

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

4.1(q)
Supplemental Indenture No. 13, dated as of April 10, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed April 10, 2018 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(r)
Supplemental Indenture No. 14, dated as of August 16, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed August 16, 2018 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(s)
Supplemental Indenture No. 15, dated as of February 15, 2019 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed February 15, 2019 (File No. 001-08923), and incorporated herein by reference thereto).

4.2          Form of Indenture for Senior Subordinated Debt Securities (filed with the Commission as Exhibit 4.2 to the Company’s Form S-3 (File No. 333-2250004) filed May 17, 2018, and incorporated herein by reference thereto).
4.3          Form of Indenture for Junior Subordinated Debt Securities (filed with the Commission as Exhibit 4.3 to the Company’s Form S-3 (File No. 333-2250004) filed May 17, 2018, and incorporated herein by reference thereto).

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

10.1
Credit Agreement dated as of July 19, 2018 by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent, L/C issuer and a swingline lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Deutsche Bank Securities Inc., as documentation agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as U.S. joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint book runners (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed July 24, 2018 (File No. 001-08923), and incorporated herein by reference thereto).

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
Transfer Letter, dated August 17, 2018, by and between John A. Goodey and the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed October 30, 2018 (File No. 001-08923), and incorporated herein by reference thereto).

10.5(b)	Letter Agreement, dated January 30, 2019, by and between John A. Goodey and the Company.*
10.6       Amended and Restated Employment Agreement, dated June 16, 2017, by and between the Company and Mercedes T. Kerr (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed July 28, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8      Summary of Director Compensation.*
10.9(a) Health Care REIT, Inc. 2015-2017 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9(b) Form of Performance Restricted Stock Unit Award Agreement under the 2015-2017 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed August 4, 2015 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(a) Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(b) Form of Restricted Stock Grant Notice for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(c) Form of Restricted Stock Grant Notice for Senior Vice Presidents under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(c) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(d) Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(d) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(a) Welltower Inc. 2016-2018 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 2, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(b) Form of Performance Restricted Stock Unit Award Agreement under the 2016-2018 Long-Term Incentive Program (filed with the Commission as Exhibit 10.15(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(a) Welltower Inc. 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 5, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(b) Form of Award Notice under the 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.16(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(c) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 1 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(d) Form of Award Notice under the 2017-2019 Long Term Incentive Program - Bridge 1 (filed with the Commission as Exhibit 10.16(d) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(e) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 2 (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(f) Form of Award Notice under the 2017-2019 Long Term Incentive Program - Bridge 2 (filed with the Commission as Exhibit 10.16(f) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(a) Welltower Inc. 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(a) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(b) Form of Restricted Stock Unit Award Agreement under the 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14(a)	Welltower Inc. 2019-2021 Long-Term Incentive Program.*
10.14(b) Form of Restricted Stock Unit Award Agreement under the 2019-2021 Long-Term Incentive Program.*
21           Subsidiaries of the Company.
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
31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1        Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2        Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS     XBRL Instance Document
101.SCH   XBRL Taxonomy Extension Schema Document
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB   XBRL Taxonomy Extension Label Linkbase Document
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 25, 2019
WELLTOWER INC.
By: /s/  Thomas J. DeRosa
Thomas J. DeRosa,
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2019 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Jeffrey H. Donahue **	/s/ Johnese Spisso **
Jeffrey H. Donahue, Chairman of the Board	Johnese Spisso, Director

/s/ Kenneth J. Bacon **	/s/ R. Scott Trumbull **
Kenneth J. Bacon, Director	R. Scott Trumbull, Director

/s/ Karen DeSalvo **	/s/ Gary Whitelaw **
Karen DeSalvo, Director	Gary Whitelaw, Director

/s/ Geoffrey G. Meyers **	/s/ Thomas J. DeRosa **
Geoffrey G. Meyers, Director	Thomas J. DeRosa, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Timothy J. Naughton **	/s/ John A. Goodey **
Timothy J. Naughton, Director	John A. Goodey, Executive Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Sharon M. Oster **	/s/ Joshua T. Fieweger**
Sharon M. Oster, Director	Joshua T. Fieweger, Vice President and
Controller (Principal Accounting Officer)

/s/ Judith C. Pelham **	**By: /s/ Thomas J. DeRosa
Judith C. Pelham, Director	Thomas J. DeRosa, Attorney-in-Fact

/s/ Sergio D. Rivera **
Sergio D. Rivera, Director

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Acton, MA	$—	$—	$31,346	$1,691	$24	$33,013	$6,127	2013	2000	10 Devon Drive
Adderbury, UK	—	2,144	12,549	—	2,144	12,549	621	2015	2017	Banbury Road
Albuquerque, NM	—	1,270	20,837	2,139	1,354	22,892	6,475	2010	1984	500 Paisano St NE
Alexandria, VA	—	8,280	50,914	—	8,280	50,914	1,055	2016	2018	5550 Cardinal Place
Alhambra, CA	—	600	6,305	9,067	600	15,372	2,124	2011	1923	1118 N. Stoneman Ave.
Altrincham, UK	—	4,244	25,187	1,700	4,388	26,743	5,790	2012	2009	295 Hale Road
Amherstview, ON	486	473	4,446	508	493	4,934	799	2015	1974	4567 Bath Road
Anderson, SC	—	710	6,290	456	710	6,746	3,524	2003	1986	311 Simpson Rd.
Apple Valley, CA	—	480	16,639	262	486	16,895	4,633	2010	1999	11825 Apple Valley Rd.
Arlington, VA	—	8,385	31,198	14,030	8,385	45,228	6,530	2017	1992	900 N Taylor Street
Arlington, VA	—	—	2,338	—	—	2,338	89	2018	1992	900 N Taylor Street
Arnprior, ON	147	788	6,283	422	810	6,683	1,505	2013	1991	15 Arthur Street
Atlanta, GA	—	2,100	20,603	1,532	2,197	22,038	4,140	2014	2000	1000 Lenox Park Blvd NE
Austin, TX	—	1,560	21,413	511	1,560	21,924	2,984	2014	2013	11330 Farrah Lane
Austin, TX	—	4,200	74,850	746	4,200	75,596	8,063	2015	2014	4310 Bee Caves Road
Avon, CT	—	1,550	30,571	4,211	1,590	34,742	10,488	2011	1998	101 Bickford Extension
Azusa, CA	—	570	3,141	7,872	570	11,013	3,286	1998	1953	125 W. Sierra Madre Ave.
Bagshot, UK	—	4,960	29,881	2,920	5,133	32,628	7,189	2012	2009	14 - 16 London Road
Banstead, UK	—	6,695	55,113	4,444	6,956	59,296	12,237	2012	2005	Croydon Lane
Basingstoke, UK	—	3,420	18,853	1,014	3,535	19,752	2,578	2014	2012	Grove Road
Basking Ridge, NJ	—	2,356	37,710	1,623	2,395	39,294	8,040	2013	2002	404 King George Road
Bassett, UK	—	4,874	32,304	4,413	5,051	36,540	8,138	2013	2006	111 Burgess Road
Bath, UK	—	2,696	11,876	—	2,696	11,876	571	2015	2017	Clarks Way, Rush Hill
Baton Rouge, LA	8,838	790	29,436	1,139	842	30,523	6,086	2013	2009	9351 Siegen Lane
Beaconsfield, UK	—	5,566	50,952	2,287	5,765	53,040	10,591	2013	2009	30-34 Station Road
Beaconsfield, QC	—	1,149	17,484	641	1,225	18,049	4,937	2013	2008	505 Elm Avenue
Bedford, NH	—	2,527	28,748	2,299	2,551	31,023	5,760	2011	2012	5 Corporate Drive
Bee Cave, TX	—	1,820	21,084	819	1,820	21,903	2,369	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	—	2,800	19,004	2,183	2,816	21,171	5,325	2013	1998	15928 NE 8th Street
Belmont, CA	—	3,000	23,526	2,395	3,000	25,921	6,832	2011	1971	1301 Ralston Avenue
Belmont, CA	—	—	35,300	2,308	157	37,451	8,026	2013	2002	1010 Alameda de Las Pulgas
Berkeley, CA	12,195	3,050	32,677	5,086	3,050	37,763	4,759	2016	1966	2235 Sacramento Street
Bethesda, MD	—	—	45,309	677	3	45,983	9,551	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	45	682	—	727	136	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	212	907	—	1,119	319	2013	2009	8300 Burdett Road
Billerica, MA	—	1,619	21,381	867	1,624	22,243	3,170	2015	2000	20 Charnstaffe Lane
Birmingham, UK	—	1,480	13,014	654	1,530	13,618	776	2015	2016	47 Bristol Road South

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Birmingham, UK	—	2,807	11,313	605	2,902	11,823	645	2015	2016	134 Jockey Road
Blainville, QC	—	2,077	8,902	429	2,156	9,252	2,925	2013	2008	50 des Chateaux Boulevard
Bloomfield Hills, MI	—	2,000	35,662	1,067	2,133	36,596	7,455	2013	2009	6790 Telegraph Road
Boca Raton, FL	—	6,565	111,247	18,834	6,565	130,081	7,491	2018	1994	6343 Via De Sonrise Del Sur
Borehamwood, UK	—	5,367	41,937	2,246	5,584	43,966	9,285	2012	2003	Edgwarebury Lane
Bothell, WA	—	1,350	13,439	6,074	1,798	19,065	2,344	2015	1988	10605 NE 185th Street
Boulder, CO	—	2,994	27,458	2,271	3,022	29,701	7,497	2013	2003	3955 28th Street
Bournemouth, UK	—	5,527	42,547	2,338	5,725	44,687	9,186	2013	2008	42 Belle Vue Road
Braintree, MA	—	—	41,290	1,079	100	42,269	8,961	2013	2007	618 Granite Street
Brampton, ON	40,685	10,196	59,989	—	10,196	59,989	10,075	2015	2009	100 Ken Whillans Drive
Brick, NJ	—	1,170	17,372	1,530	1,211	18,861	4,186	2010	1998	515 Jack Martin Blvd
Brick, NJ	—	690	17,125	5,610	695	22,730	4,152	2010	1999	1594 Route 88
Bridgewater, NJ	—	1,730	48,201	1,562	1,767	49,726	10,329	2010	1999	2005 Route 22 West
Brighton, MA	9,686	2,100	14,616	1,712	2,135	16,293	4,736	2011	1995	50 Sutherland Road
Brockport, NY	—	1,500	23,496	582	1,705	23,873	3,890	2015	1999	90 West Avenue
Brockville, ON	4,288	484	7,445	432	498	7,863	1,170	2015	1996	1026 Bridlewood Drive
Brookfield, CT	—	2,250	30,180	3,337	2,271	33,496	9,272	2011	1999	246A Federal Road
Broomfield, CO	—	4,140	44,547	11,976	10,135	50,528	16,614	2013	2009	400 Summit Blvd
Brossard, QC	10,432	5,499	31,854	285	5,427	32,211	5,560	2015	1989	2455 Boulevard Rome
Buckingham, UK	—	2,979	13,880	744	3,080	14,523	1,882	2014	1883	Church Street
Buffalo Grove, IL	—	2,850	49,129	3,154	2,850	52,283	10,571	2012	2003	500 McHenry Road
Burbank, CA	—	4,940	43,466	2,067	4,940	45,533	10,721	2012	2002	455 E. Angeleno Avenue
Burbank, CA	19,237	3,610	50,817	3,983	3,610	54,800	5,663	2016	1985	2721 Willow Street
Burleson, TX	—	3,150	10,437	659	3,150	11,096	1,354	2012	2014	621 Old Highway 1187
Burlingame, CA	—	—	62,786	85	—	62,871	4,858	2016	2015	1818 Trousdale Avenue
Burlington, ON	11,514	1,309	19,311	623	1,338	19,905	4,321	2013	1990	500 Appleby Line
Burlington, MA	—	2,443	34,354	1,388	2,522	35,663	8,007	2013	2005	24 Mall Road
Burlington, MA	—	2,750	57,488	3,304	2,750	60,792	6,120	2016	2011	50 Greenleaf Way
Bushey, UK	—	12,690	36,482	—	12,690	36,482	308	2015	2018	Elton House, Elton Way
Calgary, AB	11,323	2,252	37,415	1,286	2,298	38,655	8,580	2013	2003	20 Promenade Way SE
Calgary, AB	12,909	2,793	41,179	1,065	2,843	42,194	9,176	2013	1998	80 Edenwold Drive NW
Calgary, AB	10,237	3,122	38,971	1,241	3,184	40,150	8,632	2013	1998	150 Scotia Landing NW
Calgary, AB	21,247	3,431	28,983	1,676	3,498	30,592	5,754	2013	1989	9229 16th Street SW
Calgary, AB	24,199	2,385	36,776	1,152	2,427	37,886	5,774	2015	2006	2220-162nd Avenue SW
Camberley, UK	—	2,654	5,736	21,500	8,150	21,937	1,230	2014	2016	Fernhill Road
Cardiff, UK	—	3,191	12,566	884	3,307	13,334	3,647	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	37,025	5,880	64,711	4,243	5,880	68,954	15,985	2011	2009	3535 Manchester Avenue
Carol Stream, IL	—	1,730	55,048	2,104	1,730	57,152	12,748	2012	2001	545 Belmont Lane
Carrollton, TX	—	4,280	31,444	1,041	4,280	32,485	4,207	2013	2010	2105 North Josey Lane
Cary, NC	—	740	45,240	744	740	45,984	8,360	2013	2009	1206 West Chatham Street
Cary, NC	—	6,112	70,008	8,355	6,112	78,363	3,652	2018	1999	300 Kildaire Woods Drive
Cedar Park, TX	—	1,750	15,664	1,162	1,750	16,826	1,215	2016	2015	800 C-Bar Ranch Trail
Cerritos, CA	—	—	27,494	6,570	—	34,064	6,011	2016	2002	11000 New Falcon Way

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Charlottesville, VA	—	4,651	91,468	11,276	4,651	102,744	6,952	2018	1991	2610 Barracks Road
Chatham, ON	895	1,098	12,462	1,809	1,193	14,176	3,167	2015	1965	25 Keil Drive North
Chelmsford, MA	—	1,040	10,951	1,525	1,040	12,476	4,625	2003	1997	4 Technology Dr.
Chelmsford, MA	—	1,589	26,432	1,301	1,656	27,666	3,882	2015	1997	199 Chelmsford Street
Chertsey, UK	—	9,566	25,886	—	9,566	25,886	743	2015	2018	Bittams Lane
Chesterfield, MO	—	1,857	48,366	1,462	1,917	49,768	9,624	2013	2001	1880 Clarkson Road
Chorleywood, UK	—	5,636	43,191	3,864	5,833	46,858	10,193	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	—	2,072	22,163	1,201	2,162	23,274	4,942	2013	2003	3302 Bonita Road
Church Crookham, UK	—	2,591	14,215	835	2,691	14,950	2,596	2014	2014	Bourley Road
Cincinnati, OH	—	2,060	109,388	13,733	2,080	123,101	26,921	2007	2010	5445 Kenwood Road
Citrus Heights, CA	—	2,300	31,876	726	2,300	32,602	8,987	2010	1997	7418 Stock Ranch Rd.
Claremont, CA	—	2,430	9,928	1,479	2,483	11,354	2,806	2013	2001	2053 North Towne Avenue
Cohasset, MA	—	2,485	26,147	1,919	2,493	28,058	6,009	2013	1998	125 King Street (Rt 3A)
Colleyville, TX	—	1,050	17,082	47	1,050	17,129	921	2016	2013	8100 Precinct Line Road
Colorado Springs, CO	—	800	14,756	1,980	1,026	16,510	3,610	2013	2001	2105 University Park Boulevard
Colts Neck, NJ	—	780	14,733	1,759	1,092	16,180	3,628	2010	2002	3 Meridian Circle
Concord, NH	—	720	21,164	852	789	21,947	5,450	2011	2001	300 Pleasant Street
Coquitlam, BC	9,139	3,047	24,567	775	3,098	25,291	6,583	2013	1990	1142 Dufferin Street
Costa Mesa, CA	—	2,050	19,969	1,404	2,050	21,373	5,647	2011	1965	350 West Bay St
Crystal Lake, IL	—	875	12,461	1,482	971	13,847	3,480	2013	2001	751 E Terra Cotta Avenue
Dallas, TX	—	6,330	114,794	1,613	6,330	116,407	13,498	2015	2013	3535 N Hall Street
Danvers, MA	—	1,120	14,557	1,505	1,145	16,037	4,429	2011	2000	1 Veronica Drive
Danvers, MA	—	2,203	28,761	342	2,257	29,049	4,487	2015	1997	9 Summer Street
Davenport, IA	—	1,403	35,893	4,269	1,480	40,085	10,506	2006	2009	4500 Elmore Ave.
Decatur, GA	—	1,946	26,575	2,504	1,946	29,079	6,609	2013	1998	920 Clairemont Avenue
Denver, CO	—	2,910	35,838	1,827	2,971	37,604	9,558	2012	2007	8101 E Mississippi Avenue
Dix Hills, NY	—	3,808	39,014	1,861	3,947	40,736	8,624	2013	2003	337 Deer Park Road
Dollard-Des-Ormeaux, QC	—	1,957	14,431	538	2,039	14,887	4,786	2013	2008	4377 St. Jean Blvd
Dresher, PA	—	1,900	10,664	1,151	1,914	11,801	3,660	2013	2006	1650 Susquehanna Road
Dublin, OH	—	1,680	43,423	6,837	1,850	50,090	14,301	2010	1990	6470 Post Rd
Dublin, OH	—	1,169	25,345	47	1,169	25,392	2,232	2016	2015	4175 Stoneridge Lane
East Haven, CT	—	2,660	35,533	3,458	2,685	38,966	12,649	2011	2000	111 South Shore Drive
East Meadow, NY	—	69	45,991	1,471	124	47,407	9,848	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	—	4,920	37,354	1,647	4,975	38,946	8,143	2013	2002	1 Sunrise Drive
Eastbourne, UK	—	4,145	33,744	1,554	4,298	35,145	7,685	2013	2008	6 Upper Kings Drive
Edgbaston, UK	—	2,720	13,969	722	2,812	14,599	1,490	2014	2015	Pershore Road
Edgewater, NJ	—	4,561	25,047	1,518	4,564	26,562	5,889	2013	2000	351 River Road
Edison, NJ	—	1,892	32,314	2,249	1,905	34,550	9,486	2013	1996	1801 Oak Tree Road
Edmonds, WA	—	1,650	24,449	4,823	1,672	29,250	3,548	2015	1976	21500 72nd Avenue West
Edmonton, AB	8,239	1,589	29,819	1,093	1,632	30,869	6,909	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	10,728	2,063	37,293	1,514	2,094	38,776	10,602	2013	1968	10015 103rd Avenue NW
Encinitas, CA	—	1,460	7,721	2,662	1,460	10,383	4,496	2000	1988	335 Saxony Rd.
Encino, CA	—	5,040	46,255	2,211	5,040	48,466	11,067	2012	2003	15451 Ventura Boulevard

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Englishtown, NJ	—	690	12,520	1,873	834	14,249	3,230	2010	1997	49 Lasatta Ave
Escondido, CA	—	1,520	24,024	1,323	1,520	25,347	6,708	2011	1987	1500 Borden Rd
Esher, UK	—	5,783	48,361	2,365	5,999	50,510	9,941	2013	2006	42 Copsem Lane
Fairfax, VA	—	19	2,678	312	53	2,956	941	2013	1991	9207 Arlington Boulevard
Fairfield, NJ	—	3,120	43,868	1,373	3,175	45,186	9,629	2013	1998	47 Greenbrook Road
Fairfield, CA	—	1,460	14,040	1,565	1,460	15,605	6,635	2002	1998	3350 Cherry Hills St.
Fareham, UK	—	3,408	17,970	1,077	3,536	18,919	2,887	2014	2012	Redlands Lane
Flossmoor, IL	—	1,292	9,496	1,835	1,339	11,284	3,068	2013	2000	19715 Governors Highway
Folsom, CA	—	1,490	32,754	84	1,490	32,838	4,420	2015	2014	1574 Creekside Drive
Fort Worth, TX	—	1,740	19,799	1,089	1,740	20,888	2,265	2016	2014	7001 Bryant Irvin Road
Franklin, MA	—	2,430	30,597	2,564	2,467	33,124	6,623	2013	1999	4 Forge Hill Road
Fremont, CA	—	3,400	25,300	3,331	3,456	28,575	10,193	2005	1987	2860 Country Dr.
Frome, UK	—	2,720	14,813	832	2,812	15,553	2,122	2014	2012	Welshmill Lane
Fullerton, CA	—	1,964	19,989	883	1,998	20,838	4,718	2013	2008	2226 North Euclid Street
Gahanna, OH	—	772	11,214	1,609	787	12,808	2,765	2013	1998	775 East Johnstown Road
Gilbert, AZ	15,436	2,160	28,246	1,429	2,176	29,659	8,274	2013	2008	580 S. Gilbert Road
Gilroy, CA	—	760	13,880	24,966	1,588	38,018	11,161	2006	2007	7610 Isabella Way
Glen Cove, NY	—	4,594	35,236	1,877	4,643	37,064	9,193	2013	1998	39 Forest Avenue
Glenview, IL	—	2,090	69,288	3,353	2,090	72,641	15,745	2012	2001	2200 Golf Road
Golden Valley, MN	—	1,520	33,513	1,383	1,602	34,814	7,025	2013	2005	4950 Olson Memorial Highway
Granbury, TX	—	2,040	30,670	651	2,040	31,321	6,325	2011	2009	100 Watermark Boulevard
Greenville, SC	—	310	4,750	36	310	4,786	1,927	2004	1997	23 Southpointe Dr.
Grimsby, ON	—	636	5,617	271	649	5,875	990	2015	1991	84 Main Street East
Grosse Pointe Woods, MI	—	950	13,662	611	950	14,273	2,835	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	—	1,430	31,777	1,118	1,435	32,890	6,544	2013	2005	21260 Mack Avenue
Grove City, OH	36,420	3,575	85,764	1,420	3,575	87,184	15	2018	2017	3717 Orders Road
Guelph, ON	3,985	1,190	7,597	407	1,224	7,970	1,551	2015	1978	165 Cole Road
Guildford, UK	—	5,361	56,494	2,457	5,542	58,770	11,811	2013	2006	Astolat Way, Peasmarsh
Gurnee, IL	—	890	27,931	2,110	935	29,996	5,768	2013	2002	500 North Hunt Club Road
Haddonfield, NJ	—	520	16,363	22	527	16,378	1,796	2011	2015	132 Warwick Road
Hamden, CT	—	1,460	24,093	1,912	1,493	25,972	7,593	2011	1999	35 Hamden Hills Drive
Hampshire, UK	—	4,172	26,035	1,185	4,322	27,070	5,857	2013	2006	22-26 Church Road
Haverford, PA	—	1,880	33,993	1,305	1,885	35,293	7,263	2010	2000	731 Old Buck Lane
Haverhill, MA	—	1,720	50,046	1,165	1,729	51,202	7,876	2015	1997	254 Amesbury Road
Henderson, NV	—	880	29,809	994	897	30,786	6,451	2011	2009	1935 Paseo Verde Parkway
Henderson, NV	—	1,190	11,600	968	1,253	12,505	3,765	2013	2008	1555 West Horizon Ridge Parkway
High Wycombe, UK	—	3,567	13,422	—	3,567	13,422	622	2015	2017	The Row Lane End
Highland Park, IL	—	2,250	25,313	1,378	2,265	26,676	6,466	2013	2005	1601 Green Bay Road
Hingham, MA	—	1,440	32,292	269	1,444	32,557	4,511	2015	2012	1 Sgt. William B Terry Drive
Holbrook, NY	—	3,957	35,337	1,819	4,021	37,092	7,637	2013	2001	320 Patchogue Holbrook Road
Horley, UK	—	2,332	12,144	776	2,418	12,834	2,253	2014	2014	Court Lodge Road
Houston, TX	—	3,830	55,674	6,995	3,830	62,669	15,150	2012	1998	2929 West Holcombe Boulevard
Houston, TX	—	1,750	15,603	1,531	1,750	17,134	1,328	2016	2014	10120 Louetta Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Houston, TX	—	960	16,151	—	960	16,151	7,703	2011	1995	10225 Cypresswood Dr
Howell, NJ	8,493	1,066	21,577	936	1,077	22,502	4,782	2010	2007	100 Meridian Place
Huntington Beach, CA	—	3,808	31,172	2,573	3,886	33,667	8,390	2013	2004	7401 Yorktown Avenue
Hutchinson, KS	—	600	10,590	324	604	10,910	3,986	2004	1997	2416 Brentwood
Irving, TX	—	1,030	6,823	1,332	1,030	8,155	2,320	2007	1999	8855 West Valley Ranch Parkway
Johns Creek, GA	—	1,580	23,285	827	1,588	24,104	5,111	2013	2009	11405 Medlock Bridge Road
Kanata, ON	—	1,689	28,670	87	1,663	28,783	6,073	2012	2005	70 Stonehaven Drive
Kansas City, MO	—	1,820	34,898	5,057	1,856	39,919	11,822	2010	1980	12100 Wornall Road
Kansas City, MO	5,265	1,930	39,997	4,923	1,963	44,887	13,359	2010	1986	6500 North Cosby Ave
Kansas City, MO	—	541	23,962	274	548	24,229	3,142	2015	2014	6460 North Cosby Avenue
Kelowna, BC	5,190	2,688	13,647	1,125	2,739	14,721	3,777	2013	1999	863 Leon Avenue
Kennebunk, ME	—	2,700	30,204	5,353	3,200	35,057	12,239	2013	2006	One Huntington Common Drive
Kennett Square, PA	—	1,050	22,946	356	1,092	23,260	4,837	2010	2008	301 Victoria Gardens Dr.
Kingston, ON	4,202	1,030	11,416	844	1,060	12,230	1,768	2015	1983	181 Ontario Street
Kingwood, TX	—	480	9,777	1,096	480	10,873	2,698	2011	1999	22955 Eastex Freeway
Kingwood, TX	—	1,683	24,207	2,465	1,683	26,672	2,493	2017	2012	24025 Kingwood Place
Kirkland, WA	24,600	3,450	38,709	1,204	3,523	39,840	8,936	2011	2009	14 Main Street South
Kitchener, ON	1,327	708	2,744	111	650	2,913	764	2013	1979	164 - 168 Ferfus Avenue
Kitchener, ON	4,293	1,130	9,939	417	1,163	10,323	2,398	2013	1988	20 Fieldgate Street
Kitchener, ON	3,271	1,093	7,327	346	1,112	7,654	2,201	2013	1964	290 Queen Street South
Kitchener, ON	12,164	1,341	13,939	2,763	1,324	16,719	3,178	2016	2003	1250 Weber Street E
La Palma, CA	—	2,950	16,591	1,313	2,973	17,881	3,857	2013	2003	5321 La Palma Avenue
Lafayette Hill, PA	—	1,750	11,848	2,311	1,867	14,042	3,981	2013	1998	429 Ridge Pike
Laguna Hills, CA	—	12,820	75,926	17,135	12,820	93,061	12,877	2016	1988	24903 Moulton Parkway
Laguna Woods, CA	—	11,280	76,485	12,253	11,280	88,738	12,298	2016	1987	24441 Calle Sonora
Laguna Woods, CA	—	9,150	57,842	8,919	9,150	66,761	9,651	2016	1986	24962 Calle Aragon
Lake Zurich, IL	—	1,470	9,830	3,002	1,470	12,832	4,506	2011	2007	550 America Court
Lancaster, CA	—	700	15,295	781	712	16,064	4,731	2010	1999	43051 15th St. West
Laval, QC	21,982	2,105	32,161	3,051	2,105	35,212	721	2018	2005	269, boulevard Ste. Rose
Laval, QC	4,283	2,383	5,968	550	2,383	6,518	136	2018	1989	263, boulevard Ste. Rose
Lawrenceville, GA	—	1,500	29,003	741	1,529	29,715	6,432	2013	2008	1375 Webb Gin House Road
Leatherhead, UK	—	4,682	17,835	—	4,682	17,835	718	2015	2017	Rectory Lane
Lecanto, FL	—	200	6,900	371	200	7,271	2,705	2004	1986	2341 W. Norvell Bryant Hwy.
Lenexa, KS	—	826	26,251	1,285	922	27,440	6,432	2013	2006	15055 West 87th Street Parkway
Leominster, MA	—	944	23,164	688	995	23,801	3,687	2015	1999	1160 Main Street
Lincroft, NJ	—	9	19,958	1,706	79	21,594	4,667	2013	2002	734 Newman Springs Road
Linwood, NJ	—	800	21,984	1,168	861	23,091	5,012	2010	1997	432 Central Ave
Litchfield, CT	—	1,240	17,908	11,060	1,258	28,950	4,862	2010	1998	19 Constitution Way
Little Neck, NY	—	3,350	38,461	1,421	3,358	39,874	8,411	2010	2000	55-15 Little Neck Pkwy.
Livingston, NJ	—	8,000	44,424	160	8,000	44,584	2,119	2015	2017	369 E Mt Pleasant Avenue
Lombard, IL	15,975	2,130	59,943	1,474	2,147	61,400	12,455	2013	2009	2210 Fountain Square Dr
London, UK	—	3,121	10,027	934	3,231	10,851	1,465	2014	2012	71 Hatch Lane
London, UK	—	7,691	16,797	—	7,691	16,797	1,007	2015	2016	6 Victoria Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
London, ON	34	987	8,228	628	1,030	8,813	1,477	2015	1989	760 Horizon Drive
London, ON	11,009	1,969	16,985	1,214	1,998	18,170	3,022	2015	1953	1486 Richmond Street North
London, ON	—	1,445	13,631	953	1,579	14,450	2,131	2015	1950	81 Grand Avenue
Longueuil, QC	9,064	3,992	23,711	1,778	4,102	25,379	4,144	2015	1989	70 Rue Levis
Los Angeles, CA	—	—	11,430	1,951	—	13,381	3,690	2008	1971	330 North Hayworth Avenue
Los Angeles, CA	60,018	—	114,438	2,355	—	116,793	28,628	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	—	3,540	19,007	2,583	3,540	21,590	4,919	2012	2001	2051 N. Highland Avenue
Los Angeles, CA	—	—	28,050	3,370	—	31,420	3,286	2016	2006	4061 Grand View Boulevard
Louisville, KY	—	2,420	20,816	1,863	2,420	22,679	5,317	2012	1999	4600 Bowling Boulevard
Louisville, KY	10,562	1,600	20,326	774	1,600	21,100	4,926	2013	2010	6700 Overlook Drive
Lynnfield, MA	—	3,165	45,200	2,580	3,507	47,438	10,225	2013	2006	55 Salem Street
Mahwah, NJ	—	1,605	27,249	17	1,605	27,266	2,539	2012	2015	15 Edison Road
Malvern, PA	—	1,651	17,194	2,128	1,739	19,234	5,499	2013	1998	324 Lancaster Avenue
Mansfield, MA	—	3,320	57,011	8,714	3,486	65,559	17,826	2011	1998	25 Cobb Street
Manteca, CA	—	1,300	12,125	1,648	1,312	13,761	5,447	2005	1986	430 N. Union Rd.
Maple Ridge, BC	8,159	2,875	11,922	321	2,943	12,175	1,489	2015	2009	12241 224th Street
Marieville, QC	6,198	1,278	12,113	117	1,302	12,206	1,691	2015	2002	425 rue Claude de Ramezay
Markham, ON	36,530	3,727	48,939	1,429	3,825	50,270	13,999	2013	1981	7700 Bayview Avenue
Marlboro, NJ	—	2,222	14,888	1,395	2,250	16,255	3,791	2013	2002	3A South Main Street
Medicine Hat, AB	10,262	1,432	14,141	48	1,460	14,161	2,923	2015	1999	223 Park Meadows Drive SE
Melbourne, FL	—	7,070	48,257	31,652	7,070	79,909	19,642	2007	2009	7300 Watersong Lane
Melville, NY	—	4,280	73,283	4,916	4,313	78,166	15,980	2010	2001	70 Pinelawn Rd
Memphis, TN	—	1,800	17,744	1,919	1,800	19,663	5,597	2012	1999	6605 Quail Hollow Road
Meriden, CT	—	1,500	14,874	1,429	1,542	16,261	5,727	2011	2001	511 Kensington Avenue
Metairie, LA	12,521	725	27,708	778	725	28,486	5,596	2013	2009	3732 West Esplanade Ave. S
Middletown, CT	—	1,430	24,242	1,986	1,460	26,198	7,799	2011	1999	645 Saybrook Road
Milford, CT	—	3,210	17,364	2,328	3,233	19,669	6,536	2011	1999	77 Plains Road
Mill Creek, WA	—	10,150	60,274	1,320	10,179	61,565	18,700	2010	1998	14905 Bothell-Everett Hwy
Milton, ON	13,723	4,542	25,321	1,962	4,627	27,198	3,433	2015	2012	611 Farmstead Drive
Minnetonka, MN	—	2,080	24,360	2,571	2,450	26,561	6,303	2012	1999	500 Carlson Parkway
Minnetonka, MN	—	920	29,344	1,161	964	30,461	5,900	2013	2006	18605 Old Excelsior Blvd.
Mission Viejo, CA	13,850	6,600	52,118	7,758	6,600	59,876	7,475	2016	1998	27783 Center Drive
Mississauga, ON	8,358	1,602	17,996	621	1,626	18,593	4,140	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	2,816	873	4,655	232	887	4,873	1,147	2013	1978	3051 Constitution Boulevard
Mississauga, ON	26,718	3,649	35,137	1,441	3,723	36,504	8,161	2015	1988	1490 Rathburn Road East
Mississauga, ON	5,916	2,548	15,158	1,751	2,589	16,868	3,177	2015	1989	85 King Street East
Missoula, MT	—	550	7,490	437	550	7,927	2,767	2005	1998	3620 American Way
Mobberley, UK	—	5,146	26,665	1,834	5,340	28,305	7,514	2013	2007	Barclay Park, Hall Lane
Monterey, CA	—	6,440	29,101	1,549	6,440	30,650	6,486	2013	2009	1110 Cass St.
Montgomery, MD	—	6,482	83,642	10,924	6,482	94,566	3,480	2018	1992	3701 International Dr
Montgomery Village, MD	—	3,530	18,246	6,745	4,279	24,242	9,021	2013	1993	19310 Club House Road
Montreal-Nord, QC	11,740	4,407	23,719	2,992	4,407	26,711	511	2018	1988	6700, boulevard Gouin Est

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Moorestown, NJ	—	2,060	51,628	1,982	2,083	53,587	11,069	2010	2000	1205 N. Church St
Moose Jaw, SK	2,076	582	12,973	906	590	13,871	3,039	2013	2001	425 4th Avenue NW
Murphy, TX	—	1,950	19,182	805	1,950	19,987	1,781	2015	2012	304 West FM 544
Naperville, IL	—	1,550	12,237	2,433	1,550	14,670	3,760	2012	2013	1936 Brookdale Road
Naperville, IL	—	1,540	28,204	1,392	1,573	29,563	6,517	2013	2002	535 West Ogden Avenue
Naples, FL	56,105	8,989	119,398	5,055	9,088	124,354	22,444	2015	2000	4800 Aston Gardens Way
Nashua, NH	—	1,264	43,026	1,373	1,264	44,399	5,491	2015	1999	674 West Hollis Street
Nashville, TN	—	3,900	35,788	2,848	3,900	38,636	10,313	2012	1999	4206 Stammer Place
Needham, MA	—	1,240	32,992	1,322	1,240	34,314	2,853	2016	2011	880 Greendale Avenue
Nepean, ON	5,387	1,575	5,770	528	1,613	6,260	1,447	2015	1988	1 Mill Hill Road
New Braunfels, TX	—	1,200	19,800	10,352	2,729	28,623	4,906	2011	2009	2294 East Common Street
Newark, DE	—	560	21,220	1,569	560	22,789	8,065	2004	1998	200 E. Village Rd.
Newbury, UK	—	2,850	12,796	672	2,946	13,372	810	2015	2016	370 London Road
Newburyport, MA	—	1,750	29,187	1,194	1,750	30,381	2,656	2016	2015	4 Wallace Bashaw Junior Way
Newmarket, UK	—	4,071	11,902	1,190	4,228	12,935	2,005	2014	2011	Jeddah Way
Newton, MA	—	2,250	43,614	1,253	2,263	44,854	11,966	2011	1996	2300 Washington Street
Newton, MA	14,881	2,500	30,681	3,183	2,574	33,790	9,409	2011	1996	280 Newtonville Avenue
Newton, MA	—	3,360	25,099	1,820	3,385	26,894	8,053	2011	1994	430 Centre Street
Newtown Square, PA	—	1,930	14,420	1,161	1,946	15,565	4,577	2013	2004	333 S. Newtown Street Rd.
Niagara Falls, ON	6,335	1,225	7,963	466	1,242	8,412	1,457	2015	1991	7860 Lundy's Lane
North Andover, MA	—	1,960	34,976	2,116	2,111	36,941	10,087	2011	1995	700 Chickering Road
North Chelmsford, MA	—	880	18,478	999	951	19,406	5,126	2011	1998	2 Technology Drive
North Dartmouth, MA	—	1,700	35,337	1,723	1,700	37,060	3,374	2016	1997	239 Cross Road
North Tustin, CA	—	2,880	18,059	891	2,975	18,855	3,564	2013	2000	12291 Newport Avenue
Oak Park, IL	—	1,250	40,383	1,749	1,250	42,132	9,526	2012	2004	1035 Madison Street
Oakland, CA	—	3,877	47,508	3,252	4,036	50,601	10,954	2013	1999	11889 Skyline Boulevard
Oakton, VA	—	2,250	37,576	2,218	2,378	39,666	8,352	2013	1997	2863 Hunter Mill Road
Oakville, ON	5,499	1,252	7,382	373	1,278	7,729	1,795	2013	1982	289 and 299 Randall Street
Oakville, ON	9,164	2,134	29,963	1,107	2,165	31,039	7,349	2013	1994	25 Lakeshore Road West
Oakville, ON	4,797	1,271	13,754	606	1,289	14,342	2,929	2013	1988	345 Church Street
Oceanside, CA	—	2,160	18,352	4,094	2,243	22,363	6,097	2011	2005	3500 Lake Boulevard
Ogden, UT	—	360	6,700	731	360	7,431	2,689	2004	1998	1340 N. Washington Blv.
Okotoks, AB	17,892	714	20,943	557	728	21,486	3,640	2015	2010	51 Riverside Gate
Oshawa, ON	6,547	841	7,570	458	884	7,985	1,834	2013	1991	649 King Street East
Ottawa, ON	9,469	1,341	15,425	1,439	1,396	16,809	2,176	2015	2001	110 Berrigan Drive
Ottawa, ON	17,808	3,454	23,309	1,351	3,559	24,555	6,617	2015	1966	2370 Carling Avenue
Ottawa, ON	20,414	4,256	39,141	—	4,256	39,141	5,917	2015	2005	751 Peter Morand Crescent
Ottawa, ON	7,070	2,103	18,421	3,150	2,180	21,494	3,096	2015	1989	1 Eaton Street
Ottawa, ON	13,444	2,963	26,424	1,880	3,041	28,226	3,647	2015	2008	691 Valin Street
Ottawa, ON	10,161	1,561	18,170	1,336	1,647	19,420	2,412	2015	2006	22 Barnstone Drive
Ottawa, ON	13,568	3,403	31,090	1,941	3,467	32,967	4,134	2015	2009	990 Hunt Club Road
Ottawa, ON	17,204	3,411	28,335	4,152	3,502	32,396	5,257	2015	2009	2 Valley Stream Drive
Ottawa, ON	2,765	724	4,710	231	735	4,930	1,171	2013	1995	1345 Ogilvie Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Ottawa, ON	2,012	818	2,165	1,192	691	3,484	888	2013	1993	370 Kennedy Lane
Ottawa, ON	9,559	2,809	27,299	1,253	2,880	28,481	7,177	2013	1998	43 Aylmer Avenue
Ottawa, ON	4,441	1,156	9,758	481	1,227	10,168	2,151	2013	1998	1351 Hunt Club Road
Ottawa, ON	5,778	746	7,800	541	763	8,324	1,805	2013	1999	140 Darlington Private
Ottawa, ON	8,729	1,176	12,764	778	1,231	13,487	1,876	2015	1987	10 Vaughan Street
Outremont, QC	17,544	6,746	45,981	5,133	6,746	51,114	1,007	2018	1976	1000, avenue Rockland
Palo Alto, CA	—	—	39,639	3,055	24	42,670	8,872	2013	2007	2701 El Camino Real
Paramus, NJ	—	2,840	35,728	1,729	2,947	37,350	7,659	2013	1998	567 Paramus Road
Parkland, FL	55,694	4,880	111,481	4,087	4,904	115,544	20,538	2015	2000	5999 University Drive
Paso Robles, CA	—	1,770	8,630	707	1,770	9,337	4,032	2002	1998	1919 Creston Rd.
Peabody, MA	6,012	2,250	16,071	1,099	2,324	17,096	2,858	2013	1994	73 Margin Street
Pembroke, ON	—	1,931	9,427	433	1,901	9,890	2,011	2012	1999	1111 Pembroke Street West
Pennington, NJ	—	1,380	27,620	1,115	1,491	28,624	5,562	2011	2000	143 West Franklin Avenue
Peoria, AZ	—	766	21,796	1,635	766	23,431	1,482	2018	2014	13391 N 94th Drive
Pittsburgh, PA	—	1,580	18,017	925	1,587	18,935	4,437	2013	2009	900 Lincoln Club Dr.
Placentia, CA	—	8,480	17,076	5,087	8,480	22,163	3,576	2016	1987	1180 N Bradford Avenue
Plainview, NY	—	3,066	19,901	1,018	3,182	20,803	4,124	2013	2001	1231 Old Country Road
Plano, TX	—	3,120	59,950	3,124	3,173	63,021	16,579	2013	2006	4800 West Parker Road
Plano, TX	—	1,750	15,390	1,954	1,750	17,344	1,626	2016	2014	3690 Mapleshade Lane
Playa Vista, CA	—	1,580	40,531	1,636	1,605	42,142	8,978	2013	2006	5555 Playa Vista Drive
Plymouth, MA	—	1,444	34,951	1,122	1,453	36,064	5,093	2015	1998	157 South Street
Plymouth, MA	13,169	2,550	35,055	2,256	2,550	37,311	3,895	2016	1970	60 Stafford Hill
Port Perry, ON	11,989	3,685	26,788	2,365	3,747	29,091	3,509	2015	2009	15987 Simcoe Street
Port St. Lucie, FL	—	8,700	47,230	20,478	8,700	67,708	15,304	2008	2010	10685 SW Stony Creek Way
Princeton, NJ	—	1,730	30,888	1,839	1,810	32,647	6,494	2011	2001	155 Raymond Road
Purley, UK	—	7,365	35,161	2,104	7,625	37,005	8,905	2012	2005	21 Russell Hill Road
Quebec City, QC	8,495	2,420	21,977	1,767	2,420	23,744	466	2018	2000	795, rue Alain
Quebec City, QC	12,067	3,300	28,325	2,207	3,300	30,532	605	2018	1987	650 and 700, avenue Murray
Queensbury, NY	—	1,260	21,744	1,014	1,264	22,754	3,140	2015	1999	27 Woodvale Road
Quincy, MA	—	1,350	12,584	981	1,428	13,487	4,083	2011	1998	2003 Falls Boulevard
Rancho Cucamonga, CA	—	1,480	10,055	1,848	2,073	11,310	2,978	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	—	5,450	60,034	2,453	5,450	62,487	14,179	2012	2004	5701 Crestridge Road
Randolph, NJ	—	1,540	46,934	1,379	1,619	48,234	9,841	2013	2006	648 Route 10 West
Red Deer, AB	12,026	1,247	19,283	592	1,273	19,849	3,093	2015	2004	3100 - 22 Street
Red Deer, AB	14,153	1,199	22,339	632	1,219	22,951	3,655	2015	2004	10 Inglewood Drive
Redondo Beach, CA	—	—	9,557	913	—	10,470	6,436	2011	1957	514 North Prospect Ave
Regina, SK	6,224	1,485	21,148	638	1,525	21,746	5,280	2013	1999	3651 Albert Street
Regina, SK	6,158	1,244	21,036	716	1,267	21,729	4,579	2013	2004	3105 Hillsdale Street
Regina, SK	15,076	1,539	24,053	2,617	1,579	26,630	3,750	2015	1992	1801 McIntyre Street
Rehoboth Beach, DE	—	960	24,248	8,847	993	33,062	6,077	2010	1999	36101 Seaside Blvd
Renton, WA	20,790	3,080	51,824	1,999	3,124	53,779	11,898	2011	2007	104 Burnett Avenue South
Ridgefield, CT	—	3,100	80,614	5,250	3,152	85,812	13,614	2015	1998	640 Danbury Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Riviere-du-Loup, QC	2,892	592	7,601	761	590	8,364	1,150	2015	1956	35 des Cedres
Riviere-du-Loup, QC	11,905	1,454	16,848	3,500	1,563	20,239	3,453	2015	1993	230-235 rue Des Chenes
Rocky Hill, CT	—	1,090	6,710	1,534	1,090	8,244	3,089	2003	1996	60 Cold Spring Rd.
Rocky Hill, CT	—	810	16,351	833	926	17,068	4,679	2011	2000	1160 Elm Street
Rohnert Park, CA	—	6,500	18,700	2,205	6,556	20,849	7,644	2005	1986	4855 Snyder Lane
Romeoville, IL	—	854	12,646	61,135	6,197	68,438	16,480	2006	2010	605 S Edward Dr.
Roseville, MN	—	1,540	35,877	1,053	1,607	36,863	7,263	2013	2002	2555 Snelling Avenue, North
Roseville, CA	—	3,300	41,652	6,273	3,300	47,925	6,003	2016	2000	5161 Foothills Boulevard
Sacramento, CA	—	940	14,781	314	952	15,083	4,097	2010	1978	6350 Riverside Blvd
Sacramento, CA	—	1,300	23,394	1,402	1,369	24,727	5,105	2013	2004	345 Munroe Street
Saint-Lambert, QC	33,431	10,259	61,903	366	10,499	62,029	12,901	2015	1989	1705 Avenue Victoria
Salem, NH	—	980	32,721	4,326	1,054	36,973	8,805	2011	2000	242 Main Street
Salinas, CA	—	5,110	41,424	7,694	5,110	49,118	7,379	2016	1990	1320 Padre Drive
Salisbury, UK	—	2,720	15,269	719	2,812	15,896	2,011	2014	2013	Shapland Close
Salt Lake City, UT	—	1,360	19,691	1,601	1,360	21,292	6,988	2011	1986	1430 E. 4500 S.
San Angelo, TX	—	260	8,800	459	266	9,253	3,349	2004	1997	2695 Valleyview Blvd.
San Antonio, TX	—	6,120	28,169	2,590	6,120	30,759	6,071	2010	2011	2702 Cembalo Blvd
San Antonio, TX	—	5,045	58,048	3,228	5,045	61,276	3,306	2017	2015	11300 Wild Pine
San Diego, CA	—	4,200	30,707	731	4,243	31,395	5,825	2011	2011	2567 Second Avenue
San Diego, CA	—	5,810	63,078	2,808	5,810	65,886	17,092	2012	2001	13075 Evening Creek Drive S
San Diego, CA	—	3,000	27,164	881	3,016	28,029	5,495	2013	2003	810 Turquoise Street
San Francisco, CA	—	5,920	91,639	12,609	5,920	104,248	13,874	2016	1998	1550 Sutter Street
San Francisco, CA	—	11,800	77,214	9,969	11,800	87,183	11,932	2016	1923	1601 19th Avenue
San Gabriel, CA	—	3,120	15,566	948	3,138	16,496	3,797	2013	2005	8332 Huntington Drive
San Jose, CA	—	2,850	35,098	811	2,858	35,901	8,000	2011	2009	1420 Curvi Drive
San Jose, CA	—	3,280	46,823	3,149	3,280	49,972	11,218	2012	2002	500 S Winchester Boulevard
San Jose, CA	—	11,900	27,647	4,820	11,900	32,467	4,801	2016	2002	4855 San Felipe Road
San Juan Capistrano, CA	—	1,390	6,942	1,450	1,390	8,392	3,797	2000	2001	30311 Camino Capistrano
San Rafael, CA	—	1,620	27,392	2,858	1,832	30,038	3,412	2016	2001	111 Merrydale Road
San Ramon, CA	—	8,700	72,223	9,628	8,700	81,851	11,263	2016	1992	9199 Fircrest Lane
Sandy Springs, GA	—	2,214	8,360	1,307	2,220	9,661	2,733	2012	1997	5455 Glenridge Drive NE
Santa Maria, CA	—	6,050	50,658	3,231	6,089	53,850	14,846	2011	2001	1220 Suey Road
Santa Monica, CA	18,727	5,250	28,340	950	5,263	29,277	6,184	2013	2004	1312 15th Street
Santa Rosa, CA	—	2,250	26,273	3,303	2,250	29,576	3,623	2016	2001	4225 Wayvern Drive
Saskatoon, SK	3,840	981	13,905	501	995	14,392	2,916	2013	1999	220 24th Street East
Saskatoon, SK	13,125	1,382	17,609	766	1,403	18,354	3,632	2013	2004	1622 Acadia Drive
Schaumburg, IL	—	2,460	22,863	1,175	2,497	24,001	5,884	2013	2001	790 North Plum Grove Road
Scottsdale, AZ	—	2,500	3,890	1,664	2,500	5,554	1,614	2008	1998	9410 East Thunderbird Road
Seal Beach, CA	—	6,204	72,954	2,078	6,271	74,965	19,259	2013	2004	3850 Lampson Avenue
Seattle, WA	—	5,190	9,350	748	5,199	10,089	3,616	2010	1962	11501 15th Ave NE
Seattle, WA	27,180	10,670	37,291	1,094	10,700	38,355	12,353	2010	2005	805 4th Ave N
Seattle, WA	48,540	6,790	85,369	3,258	6,825	88,592	20,335	2011	2009	5300 24th Avenue NE
Seattle, WA	—	1,150	19,887	1,284	1,153	21,168	2,724	2015	1995	11039 17th Avenue

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Selbyville, DE	—	750	25,912	508	769	26,401	5,564	2010	2008	21111 Arrington Dr
Sevenoaks, UK	—	6,181	40,240	4,176	6,390	44,207	10,318	2012	2009	64 - 70 Westerham Road
Severna Park, MD	—	—	67,623	5,574	24	73,173	8,947	2016	1997	43 W McKinsey Road
Shelburne, VT	—	720	31,041	1,966	777	32,950	8,191	2011	1988	687 Harbor Road
Shelby Township, MI	—	1,040	26,344	1,439	1,105	27,718	5,566	2013	2006	46471 Hayes Road
Shelton, CT	—	2,246	33,967	42	2,246	34,009	3,424	2013	2014	708A Bridgeport Avenue
Shrewsbury, NJ	—	2,120	38,116	1,244	2,138	39,342	8,247	2010	2000	5 Meridian Way
Shrewsbury, MA	—	950	26,824	1,397	956	28,215	4,209	2015	1997	3111 Main Street
Sidcup, UK	—	7,446	56,570	3,312	7,714	59,614	15,051	2012	2000	Frognal Avenue
Simi Valley, CA	—	3,200	16,664	1,092	3,298	17,658	4,909	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	—	5,510	51,406	8,073	5,510	59,479	8,314	2016	2003	5300 E Los Angeles Avenue
Solihull, UK	—	5,070	43,297	4,211	5,241	47,337	10,579	2012	2009	1270 Warwick Road
Solihull, UK	—	3,571	26,053	1,429	3,692	27,361	6,320	2013	2007	1 Worcester Way
Solihull, UK	—	1,851	10,585	499	1,913	11,022	770	2015	2016	Warwick Road
Sonning, UK	—	5,644	42,155	2,660	5,853	44,606	9,317	2013	2009	Old Bath Rd.
Sonoma, CA	—	1,100	18,400	1,773	1,109	20,164	7,332	2005	1988	800 Oregon St.
Sonoma, CA	—	2,820	21,890	2,683	2,820	24,573	3,043	2016	2005	91 Napa Road
St. Albert, AB	7,432	1,145	17,863	1,854	1,185	19,677	5,098	2014	2005	78C McKenney Avenue
St. John's, NL	5,444	706	11,765	73	711	11,833	1,575	2015	2005	64 Portugal Cove Road
Stittsville, ON	4,237	1,175	17,397	753	1,192	18,133	3,630	2013	1996	1340 - 1354 Main Street
Stockport, UK	—	4,369	25,018	1,329	4,521	26,195	6,471	2013	2008	1 Dairyground Road
Stockton, CA	—	2,280	5,983	513	2,372	6,404	2,006	2010	1988	6725 Inglewood
Studio City, CA	—	4,006	25,307	1,151	4,109	26,355	6,453	2013	2004	4610 Coldwater Canyon Avenue
Sugar Land, TX	—	960	31,423	1,339	960	32,762	8,143	2011	1996	1221 Seventh St
Sugar Land, TX	—	4,272	60,493	6,530	4,272	67,023	4,864	2017	2015	744 Brooks Street
Sun City, FL	20,951	6,521	48,476	5,134	6,648	53,483	11,537	2015	1995	231 Courtyards
Sun City, FL	23,606	5,040	50,923	4,577	5,369	55,171	10,639	2015	1999	1311 Aston Gardens Court
Sunnyvale, CA	—	5,420	41,682	2,155	5,420	43,837	10,239	2012	2002	1039 East El Camino Real
Surrey, BC	6,323	3,605	18,818	1,018	3,658	19,783	5,725	2013	2000	16028 83rd Avenue
Surrey, BC	15,142	4,552	22,338	1,332	4,631	23,591	7,190	2013	1987	15501 16th Avenue
Sutton, UK	—	4,096	14,532	730	4,234	15,124	851	2015	2016	123 Westmead Road
Suwanee, GA	—	1,560	11,538	1,665	1,560	13,203	3,281	2012	2000	4315 Johns Creek Parkway
Sway, UK	—	4,145	15,508	1,113	4,334	16,432	3,004	2014	2008	Sway Place
Swift Current, SK	1,871	492	10,119	455	505	10,561	2,324	2013	2001	301 Macoun Drive
Tacoma, WA	17,640	2,400	35,053	1,276	2,493	36,236	8,057	2011	2008	7290 Rosemount Circle
Tacoma, WA	—	1,535	6,068	67	1,537	6,133	1,095	2015	2012	7290 Rosemount Circle
Tacoma, WA	—	4,170	73,377	12,917	4,170	86,294	11,797	2016	1987	8201 6th Avenue
Tampa, FL	69,330	4,910	114,148	5,229	4,996	119,291	20,181	2015	2001	12951 W Linebaugh Avenue
Tewksbury, MA	—	2,350	24,118	2,172	2,350	26,290	3,205	2016	2006	2000 Emerald Court
The Woodlands, TX	—	480	12,379	679	480	13,058	3,238	2011	1999	7950 Bay Branch Dr
Toledo, OH	—	2,040	47,129	3,722	2,144	50,747	15,040	2010	1985	3501 Executive Parkway
Toms River, NJ	—	1,610	34,627	1,077	1,681	35,633	7,529	2010	2005	1587 Old Freehold Rd
Toronto, ON	17,086	2,927	20,713	1,635	2,997	22,278	3,323	2015	1900	54 Foxbar Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Toronto, ON	8,268	5,082	25,493	1,375	5,178	26,772	5,294	2015	1988	645 Castlefield Avenue
Toronto, ON	12,478	2,008	19,620	—	2,008	19,620	3,033	2015	1999	4251 Dundas Street West
Toronto, ON	36,296	5,132	41,657	2,931	5,209	44,511	10,383	2015	1964	10 William Morgan Drive
Toronto, ON	4,268	2,480	7,571	492	2,527	8,016	1,724	2015	1971	123 Spadina Road
Toronto, ON	1,217	1,079	5,364	269	1,095	5,617	1,246	2013	1982	25 Centennial Park Road
Toronto, ON	7,531	2,513	19,695	969	2,583	20,594	3,845	2013	2002	305 Balliol Street
Toronto, ON	17,407	3,400	32,757	1,488	3,456	34,189	7,774	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	751	1,361	2,915	303	1,414	3,165	1,155	2013	1985	3705 Bathurst Street
Toronto, ON	5,685	1,447	3,918	358	1,494	4,229	1,147	2013	1987	1340 York Mills Road
Toronto, ON	30,679	5,304	53,488	2,130	5,387	55,535	15,694	2013	1988	8 The Donway East
Torrance, CA	—	3,497	73,138	16	3,497	73,154	4,639	2016	2016	25525 Hawthorne Boulevard
Tulsa, OK	—	1,330	21,285	4,417	1,362	25,670	7,149	2010	1986	8887 South Lewis Ave
Tulsa, OK	—	1,500	20,861	3,934	1,581	24,714	7,228	2010	1984	9524 East 71st St
Tustin, CA	—	840	15,299	744	840	16,043	3,784	2011	1965	240 East 3rd St
Upland, CA	—	3,160	42,596	55	3,160	42,651	5,414	2015	2014	2419 North Euclid Avenue
Upper Providence, PA	—	1,900	28,195	37	1,900	28,232	2,719	2013	2015	1133 Black Rock Road
Upper St Claire, PA	—	1,102	13,455	1,396	1,125	14,828	3,714	2013	2005	500 Village Drive
Vacaville, CA	—	900	17,100	1,756	907	18,849	7,022	2005	1987	799 Yellowstone Dr.
Vallejo, CA	—	4,000	18,000	2,476	4,030	20,446	7,573	2005	1989	350 Locust Dr.
Vallejo, CA	—	2,330	15,407	390	2,330	15,797	4,505	2010	1990	2261 Tuolumne
Vancouver, WA	—	1,820	19,042	438	1,821	19,479	5,299	2010	2006	10011 NE 118th Ave
Vancouver, BC	—	7,282	6,572	—	7,282	6,572	5,332	2015	1974	2803 West 41st Avenue
Vankleek Hill, ON	750	389	2,960	293	400	3,242	820	2013	1987	48 Wall Street
Vaudreuil, QC	7,822	1,852	14,214	546	1,829	14,783	2,234	2015	1975	333 rue Querbes
Venice, FL	64,425	6,820	100,501	4,362	6,892	104,791	19,357	2015	2002	1000 Aston Gardens Drive
Vero Beach, FL	—	2,930	40,070	25,658	2,930	65,728	19,456	2007	2003	7955 16th Manor
Victoria, BC	6,833	2,856	18,038	565	2,898	18,561	4,657	2013	1974	3000 Shelbourne Street
Victoria, BC	6,299	3,681	15,774	555	3,736	16,274	4,244	2013	1988	3051 Shelbourne Street
Victoria, BC	7,064	2,476	15,379	1,020	2,516	16,359	2,115	2015	1990	3965 Shelbourne Street
Virginia Water, UK	—	7,106	29,937	5,937	5,629	37,351	8,494	2012	2002	Christ Church Road
Voorhees, NJ	—	3,700	24,312	1,821	3,854	25,979	4,025	2012	2013	311 Route 73
Wall, NJ	—	1,650	25,350	2,679	1,692	27,987	5,356	2011	2003	2021 Highway 35
Walnut Creek, CA	—	3,700	12,467	2,280	3,808	14,639	4,072	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	—	10,320	100,890	15,190	10,320	116,080	15,633	2016	1988	1580 Geary Road
Waltham, MA	—	2,462	40,062	1,457	2,551	41,430	6,700	2015	2000	126 Smith Street
Washington, DC	30,162	4,000	69,154	3,157	4,004	72,307	14,549	2013	2004	5111 Connecticut Avenue NW
Watchung, NJ	—	1,920	24,880	1,348	2,048	26,100	5,131	2011	2000	680 Mountain Boulevard
Wayland, MA	—	1,207	27,462	2,157	1,334	29,492	6,527	2013	1997	285 Commonwealth Road
Webster Groves, MO	—	1,790	15,425	2,391	1,793	17,813	4,543	2011	2012	45 E Lockwood Avenue
Welland, ON	6,041	983	7,530	94	969	7,638	1,060	2015	2006	110 First Street
Wellesley, MA	—	4,690	77,462	219	4,690	77,681	11,776	2015	2012	23 & 27 Washington Street
West Babylon, NY	—	3,960	47,085	2,224	3,960	49,309	9,640	2013	2003	580 Montauk Highway
West Bloomfield, MI	—	1,040	12,300	835	1,094	13,081	2,977	2013	2000	7005 Pontiac Trail

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
West Hills, CA	—	2,600	7,521	1,545	2,636	9,030	2,681	2013	2002	9012 Topanga Canyon Road
West Vancouver, BC	17,668	7,059	28,155	1,997	7,168	30,043	7,104	2013	1987	2095 Marine Drive
Westbourne, UK	—	5,441	41,420	3,300	5,627	44,534	9,612	2013	2006	16-18 Poole Road
Westford, MA	—	1,440	32,607	319	1,468	32,898	4,202	2015	2013	108 Littleton Road
Weston, MA	—	1,160	6,200	1,274	1,160	7,474	1,583	2013	1998	135 North Avenue
Westworth Village, TX	—	2,060	31,296	60	2,060	31,356	3,346	2014	2014	25 Leonard Trail
Weybridge, UK	—	7,899	48,240	2,386	8,166	50,359	12,363	2013	2008	Ellesmere Road
Weymouth, UK	—	2,591	16,551	880	2,714	17,308	2,114	2014	2013	Cross Road
White Oak, MD	—	2,304	24,768	1,936	2,316	26,692	5,465	2013	2002	11621 New Hampshire Avenue
Wilmington, DE	—	1,040	23,338	1,771	1,129	25,020	5,281	2013	2004	2215 Shipley Street
Winchester, UK	—	6,009	29,405	1,472	6,220	30,666	7,194	2012	2010	Stockbridge Road
Winnipeg, MB	11,756	1,960	38,612	2,244	2,058	40,758	12,275	2013	1999	857 Wilkes Avenue
Winnipeg, MB	14,961	1,276	21,732	1,083	1,419	22,672	4,820	2013	1988	3161 Grant Avenue
Winnipeg, MB	12,124	1,317	15,609	1,864	1,346	17,444	3,116	2015	1999	125 Portsmouth Boulevard
Woking, UK	—	2,990	12,523	—	2,990	12,523	363	2016	2017	12 Streets Heath, West End
Wolverhampton, UK	—	2,941	8,922	724	3,047	9,540	3,114	2013	2008	73 Wergs Road
Woodbridge, CT	—	1,370	14,219	1,594	1,426	15,757	5,754	2011	1998	21 Bradley Road
Woodland Hills, CA	—	3,400	20,478	1,079	3,447	21,510	5,278	2013	2005	20461 Ventura Boulevard
Worcester, MA	—	1,140	21,664	1,382	1,166	23,020	6,192	2011	1999	340 May Street
Yarmouth, ME	—	450	27,711	1,410	484	29,087	7,458	2011	1999	27 Forest Falls Drive
Yonkers, NY	—	3,962	50,107	2,111	3,967	52,213	10,824	2013	2005	65 Crisfield Street
Yorkton, SK	3,085	463	8,760	340	473	9,090	2,004	2013	2001	94 Russell Drive
Seniors Housing Operating Total	$1,810,587	$1,331,171	$14,047,033	$1,206,757	$1,373,258	$15,211,900	$2,962,334

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$—	$950	$20,987	$11,660	$950	$32,647	$2,632	2014	1998	6565 Central Park Boulevard
Abilene, TX	—	990	8,187	1,089	990	9,276	1,000	2014	1985	1250 East N 10th Street
Aboite Twp, IN	—	1,770	19,930	1,601	1,770	21,531	4,613	2010	2008	611 W County Line Rd South
Adelphi, MD	—	1,429	4,312	—	1,429	4,312	56	2018	1967	1801 Metzerott Road
Agawam, MA	—	880	16,112	2,134	880	18,246	8,048	2002	1993	1200 Suffield St.
Akron, OH	—	633	3,003	—	633	3,003	37	2018	1999	171 North Cleveland Massillon Road
Albertville, AL	—	170	6,203	353	176	6,550	1,796	2010	1999	151 Woodham Dr.
Alexandria, VA	—	2,452	6,829	—	2,452	6,829	81	2018	1964	1510 Collingwood Road
Allen Park, MI	—	1,767	5,027	—	1,767	5,027	60	2018	1960	9150 Allen Road
Allentown, PA	—	494	11,849	—	494	11,849	138	2018	1995	5151 Hamilton Boulevard
Allentown, PA	—	1,491	4,823	—	1,491	4,823	59	2018	1988	1265 Cedar Crest Boulevard
Ames, IA	—	330	8,870	—	330	8,870	2,075	2010	1999	1325 Coconino Rd.
Ankeny, IA	—	1,129	10,270	—	1,129	10,270	813	2016	2012	1275 SW State Street
Ann Arbor, MI	—	2,172	11,127	—	2,172	11,127	140	2018	1997	4701 East Huron River Drive
Annandale, VA	—	1,687	18,980	—	1,687	18,980	216	2018	2002	7104 Braddock Road
Arlington, TX	—	1,660	37,395	1,825	1,660	39,220	9,668	2012	2000	1250 West Pioneer Parkway
Arlington, VA	—	4,016	8,805	—	4,016	8,805	102	2018	1976	550 South Carlin Southprings Road
Asheboro, NC	—	290	5,032	165	290	5,197	2,142	2003	1998	514 Vision Dr.
Asheville, NC	—	204	3,489	—	204	3,489	1,858	1999	1999	4 Walden Ridge Dr.
Asheville, NC	—	280	1,955	351	280	2,306	1,034	2003	1992	308 Overlook Rd.
Atchison, KS	—	140	5,610	23	140	5,633	475	2015	2001	1301 N 4th St.
Atlanta, GA	—	2,058	14,914	1,214	2,080	16,106	11,826	1997	1999	1460 S Johnson Ferry Rd.
Aurora, OH	—	1,760	14,148	106	1,760	14,254	3,369	2011	2002	505 S. Chillicothe Rd
Aurora, CO	—	2,440	28,172	—	2,440	28,172	11,394	2006	2007	14211 E. Evans Ave.
Austin, TX	—	880	9,520	1,299	885	10,814	5,784	1999	1998	12429 Scofield Farms Dr.
Austin, TX	—	1,691	5,006	—	1,691	5,006	78	2018	2000	11630 Four Iron Drive
Avon, IN	—	1,830	14,470	—	1,830	14,470	3,534	2010	2004	182 S Country RD. 550E
Avon, IN	—	900	19,444	—	900	19,444	2,329	2014	2013	10307 E. CR 100 N
Avon, CT	—	2,132	7,627	—	2,132	7,627	109	2018	2000	100 Fisher Drive
Avon Lake, OH	—	790	10,421	5,822	790	16,243	3,136	2011	2001	345 Lear Rd.
Baldwin City, KS	—	190	4,810	55	190	4,865	420	2015	2000	321 Crimson Ave
Baltimore, MD	—	4,306	4,305	—	4,306	4,305	55	2018	1978	6600 Ridge Road
Baltimore, MD	—	3,069	3,150	—	3,069	3,150	43	2018	1996	4669 Falls Road
Barberton, OH	—	1,307	9,313	—	1,307	9,313	108	2018	1979	85 Third Street
Bartlesville, OK	—	100	1,380	—	100	1,380	828	1996	1995	5420 S.E. Adams Blvd.
Battle Creek, MI	—	857	1,822	—	857	1,822	30	2018	1965	200 Roosevelt Avenue East
Bay City, MI	—	633	2,620	—	633	2,620	35	2018	1968	800 Mulholland Street
Bedford, PA	—	637	4,434	—	637	4,434	61	2018	1965	136 Donahoe Manor Road
Bellingham, WA	—	1,500	19,861	396	1,507	20,250	5,450	2010	1996	4415 Columbine Dr.
Benbrook, TX	—	1,550	13,553	2,657	1,550	16,210	3,016	2011	1984	4242 Bryant Irvin Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Bethel Park, PA	—	1,700	16,007	—	1,700	16,007	4,274	2007	2009	5785 Baptist Road
Bethel Park, PA	—	1,008	6,742	—	1,008	6,742	83	2018	1986	60 Highland Road
Bethesda, MD	—	2,218	6,871	—	2,218	6,871	78	2018	1974	6530 Democracy Boulevard
Bethlehem, PA	—	1,191	16,892	—	1,191	16,892	187	2018	1979	2021 Westgate Drive
Bethlehem, PA	—	1,143	13,592	—	1,143	13,592	152	2018	1982	2029 Westgate Drive
Beverly Hills, CA	—	6,000	13,385	—	6,000	13,385	1,420	2014	2000	220 N Clark Drive
Bexleyheath, UK	—	3,750	10,807	493	3,877	11,173	1,210	2014	1996	35 West Street
Bingham Farms, MI	—	781	15,676	—	781	15,676	180	2018	1999	24005 West 13 Mile Road
Birmingham, UK	—	1,647	14,853	558	1,703	15,355	1,491	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	1,591	19,092	700	1,645	19,738	1,888	2015	2010	Braymoor Road, Tile Cross
Birmingham, UK	—	1,462	9,056	355	1,511	9,362	923	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	1,184	10,085	381	1,224	10,426	1,005	2015	1997	122 Tile Cross Road, Garretts Green
Bloomington, IN	—	670	17,423	—	670	17,423	1,651	2015	2015	363 S. Fieldstone Boulevard
Boardman, OH	—	1,200	12,800	—	1,200	12,800	4,308	2008	2008	8049 South Ave.
Boca Raton, FL	—	2,200	4,976	—	2,200	4,976	74	2018	1994	7225 Boca Del Mar Drive
Boca Raton, FL	—	2,826	4,063	—	2,826	4,063	54	2018	1984	375 Northwest 51st Street
Boulder, CO	—	3,601	21,371	—	3,601	21,371	263	2018	1990	2800 Palo Parkway
Bowling Green, KY	—	3,800	26,700	149	3,800	26,849	7,094	2008	1992	1300 Campbell Lane
Boynton Beach, FL	—	2,138	10,204	—	2,138	10,204	128	2018	1991	3600 Old Boynton Road
Boynton Beach, FL	—	2,804	14,226	—	2,804	14,226	163	2018	1984	3001 South Congress Avenue
Bracknell, UK	—	4,081	11,470	—	4,081	11,470	405	2014	2017	Bagshot Road
Bradenton, FL	—	252	3,298	—	252	3,298	1,991	1996	1995	6101 Pointe W. Blvd.
Bradenton, FL	—	480	9,953	—	480	9,953	1,714	2012	2000	2800 60th Avenue West
Braintree, MA	—	170	7,157	1,290	170	8,447	8,433	1997	1968	1102 Washington St.
Braintree, UK	—	—	13,296	450	—	13,746	1,570	2014	2009	Meadow Park Tortoiseshell Way
Brandon, MS	—	1,220	10,241	8	1,220	10,249	2,291	2010	1999	140 Castlewoods Blvd
Brecksville, OH	—	990	19,353	—	990	19,353	2,309	2014	2011	8757 Brecksville Road
Brentwood, UK	36,589	8,537	45,869	1,998	8,826	47,578	2,534	2016	2013	London Road
Brick, NJ	—	1,290	25,247	996	1,290	26,243	5,086	2011	2000	458 Jack Martin Blvd.
Bridgewater, NJ	—	1,800	31,810	1,397	1,800	33,207	6,365	2011	2001	680 US-202/206 North
Brookfield, WI	—	1,300	12,830	—	1,300	12,830	1,779	2012	2013	1105 Davidson Road
Brooks, AB	1,757	376	4,951	80	381	5,026	586	2014	2000	951 Cassils Road West
Bucyrus, OH	—	1,119	2,612	—	1,119	2,612	37	2018	1976	1170 West Mansfield Street
Burleson, TX	—	670	13,985	2,105	670	16,090	3,142	2011	1988	300 Huguley Boulevard
Burlington, NC	—	280	4,297	707	280	5,004	2,037	2003	2000	3619 S. Mebane St.
Burlington, NC	—	460	5,467	—	460	5,467	2,271	2003	1997	3615 S. Mebane St.
Burlington, NJ	—	1,700	12,554	501	1,700	13,055	3,231	2011	1965	115 Sunset Road
Burlington, NJ	—	1,170	19,205	172	1,170	19,377	4,109	2011	1994	2305 Rancocas Road
Burnaby, BC	7,326	7,623	13,844	320	7,736	14,051	1,664	2014	2006	7195 Canada Way
Calgary, AB	14,921	2,341	42,768	726	2,376	43,459	4,882	2014	1971	1729-90th Avenue SW
Calgary, AB	24,745	4,569	70,199	1,109	4,636	71,241	7,933	2014	2001	500 Midpark Way SE
Camberley, UK	—	9,974	39,168	—	9,974	39,168	1,574	2016	2017	Pembroke Broadway
Camp Hill, PA	—	517	3,597	—	517	3,597	43	2018	1970	1700 Market Street
Canonsburg, PA	—	911	4,830	—	911	4,830	63	2018	1986	113 West McMurray Road
Canton, OH	—	300	2,098	—	300	2,098	1,115	1998	1998	1119 Perry Dr., N.W.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Canton, MI	—	1,399	16,971	—	1,399	16,971	195	2018	2005	7025 Lilley Road
Cape Coral, FL	—	530	3,281	—	530	3,281	1,473	2002	2000	911 Santa Barbara Blvd.
Cape Coral, FL	8,337	760	18,868	—	760	18,868	3,282	2012	2009	831 Santa Barbara Boulevard
Cape May Court House, NJ	—	1,440	17,002	1,775	1,440	18,777	2,265	2014	1990	144 Magnolia Drive
Carlisle, PA	—	978	8,207	—	978	8,207	100	2018	1987	940 Walnut Bottom Road
Carmel, IN	—	1,700	19,491	1	1,700	19,492	1,971	2015	2015	12315 Pennsylvania Street
Carmel, IN	—	1,583	6,071	—	1,583	6,071	80	2018	1985	12999 North Pennsylvania Street
Carmel, IN	—	—	2,296	—	—	2,296	25	2018	1985	12999 North Pennsylvania Street
Carrollton, TX	—	2,010	19,549	—	2,010	19,549	1,194	2014	2016	2645 East Trinity Mills Road
Cary, NC	—	1,500	4,350	986	1,500	5,336	2,698	1998	1996	111 MacArthur
Castleton, IN	—	920	15,137	—	920	15,137	1,885	2014	2013	8405 Clearvista Lake
Cedar Grove, NJ	—	2,850	27,737	20	2,850	27,757	5,981	2011	1970	536 Ridge Road
Cedar Rapids, IA	—	596	9,354	—	596	9,354	105	2018	1965	1940 1st Avenue Northeast
Centerville, OH	—	920	3,960	—	920	3,960	69	2018	1997	1001 E. Alex Bell Road
Centreville, MD	—	600	14,602	241	600	14,843	3,242	2011	1978	205 Armstrong Avenue
Chagrin Falls, OH	—	832	10,841	—	832	10,841	130	2018	1999	8100 East Washington Street
Chambersburg, PA	—	1,373	8,864	—	1,373	8,864	112	2018	1976	1070 Stouffer Avenue
Chapel Hill, NC	—	354	2,646	783	354	3,429	1,508	2002	1997	100 Lanark Rd.
Charleston, SC	—	1,333	5,556	—	1,333	5,556	67	2018	1982	1137 Sam Rittenberg Boulevard
Charleston, WV	—	440	17,575	306	440	17,881	3,680	2011	1998	1000 Association Drive, North Gate Business Park
Chatham, VA	—	320	14,039	—	320	14,039	1,814	2014	2009	100 Rorer Street
Cherry Hill, NJ	—	1,416	9,874	—	1,416	9,874	123	2018	1997	2700 Chapel Avenue West
Chester, VA	—	1,320	18,127	—	1,320	18,127	2,292	2014	2009	12001 Iron Bridge Road
Chevy Chase, MD	—	4,515	8,688	—	4,515	8,688	102	2018	1964	8700 Jones Mill Road
Chickasha, OK	—	85	1,395	—	85	1,395	831	1996	1996	801 Country Club Rd.
Chillicothe, OH	—	1,145	8,997	—	1,145	8,997	105	2018	1977	1058 Columbus Street
Cincinnati, OH	—	912	14,014	—	912	14,014	166	2018	2000	6870 Clough Pike
Citrus Heights, CA	—	5,207	31,725	—	5,207	31,725	354	2018	1988	7807 Upland Way
Claremore, OK	—	155	1,427	6,130	155	7,557	1,597	1996	1996	1605 N. Hwy. 88
Clarksville, TN	—	330	2,292	—	330	2,292	1,213	1998	1998	2183 Memorial Dr.
Clayton, NC	—	520	15,733	—	520	15,733	1,771	2014	2013	84 Johnson Estate Road
Cleburne, TX	—	520	5,369	—	520	5,369	1,669	2006	2007	402 S Colonial Drive
Clevedon, UK	—	2,838	16,927	667	2,933	17,499	1,998	2014	1994	18/19 Elton Road
Cobham, UK	—	9,808	24,991	1,176	10,139	25,836	3,657	2013	2013	Redhill Road
Colchester, CT	—	980	4,860	544	980	5,404	1,444	2011	1986	59 Harrington Court
Colorado Springs, CO	—	4,280	62,168	—	4,280	62,168	5,328	2015	2008	1605 Elm Creek View
Colorado Springs, CO	—	1,730	25,493	693	1,730	26,186	1,972	2016	2016	2818 Grand Vista Circle
Columbia, TN	—	341	2,295	—	341	2,295	1,218	1999	1999	5011 Trotwood Ave.
Columbia, SC	—	1,699	2,320	—	1,699	2,320	30	2018	1968	2601 Forest Drive
Columbia Heights, MN	—	825	14,175	163	825	14,338	2,738	2011	2009	3807 Hart Boulevard
Columbus, IN	—	610	3,190	—	610	3,190	764	2010	1998	2564 Foxpointe Dr.
Concord, NC	—	550	3,921	55	550	3,976	1,782	2003	1997	2452 Rock Hill Church Rd.
Concord, NH	—	1,760	43,179	634	1,760	43,813	9,027	2011	1994	239 Pleasant Street
Congleton, UK	—	2,036	5,120	241	2,104	5,293	575	2014	1994	Rood Hill
Conroe, TX	—	980	7,771	—	980	7,771	1,965	2009	2010	903 Longmire Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Coppell, TX	—	1,550	8,386	100	1,550	8,486	1,347	2012	2013	1530 East Sandy Lake Road
Corby, UK	—	1,228	5,144	398	1,157	5,613	248	2017	1997	25 Rockingham Road
Coventry, UK	—	1,962	13,830	533	2,028	14,297	1,430	2015	2014	Banner Lane, Tile Hill
Crawfordsville, IN	—	720	17,239	1,426	720	18,665	2,245	2014	2013	517 Concord Road
Dallastown, PA	—	1,377	16,802	—	1,377	16,802	200	2018	1979	100 West Queen Street
Danville, VA	—	410	3,954	722	410	4,676	1,963	2003	1998	149 Executive Ct.
Danville, VA	—	240	8,436	—	240	8,436	1,087	2014	1996	508 Rison Street
Daphne, AL	—	2,880	8,670	384	2,880	9,054	1,625	2012	2001	27440 County Road 13
Davenport, IA	—	566	2,017	—	566	2,017	25	2018	1966	815 East Locust Street
Davenport, IA	—	910	20,043	—	910	20,043	231	2018	2008	3800 Commerce Blvd.
Dayton, OH	—	1,188	5,414	—	1,188	5,414	69	2018	1977	1974 North Fairfield Road
Dearborn Heights, MI	—	1,197	3,396	—	1,197	3,396	47	2018	1964	26001 Ford Road
Decatur, GA	—	1,413	13,800	—	1,413	13,800	152	2018	1977	2722 North Decatur Road
Delray Beach, FL	—	1,158	13,576	—	1,158	13,576	162	2018	1998	16150 Jog Road
Delray Beach, FL	—	2,125	11,844	—	2,125	11,844	146	2018	1998	16200 Jog Road
Denton, TX	—	1,760	8,305	100	1,760	8,405	1,799	2010	2011	2125 Brinker Rd
Denver, CO	—	1,450	19,389	3,133	1,450	22,522	4,292	2012	1997	4901 South Monaco Street
Denver, CO	—	3,222	24,811	—	3,222	24,811	275	2018	1988	290 South Monaco Parkway
Derby, UK	—	2,359	8,539	—	2,359	8,539	712	2014	2015	Rykneld Road
Dover, DE	—	600	22,266	141	600	22,407	4,718	2011	1984	1080 Silver Lake Blvd.
Dublin, OH	—	1,393	2,912	—	1,393	2,912	42	2018	2014	4075 W. Dublin-Granville Road
Dubuque, IA	—	568	8,904	—	568	8,904	100	2018	1971	901 West Third Street
Dundalk, MD	—	1,770	32,047	784	1,770	32,831	6,877	2011	1978	7232 German Hill Road
Dunedin, FL	—	1,883	13,329	—	1,883	13,329	151	2018	1983	870 Patricia Avenue
Durham, NC	—	1,476	10,659	2,196	1,476	12,855	11,898	1997	1999	4434 Ben Franklin Blvd.
Eagan, MN	16,470	2,260	31,643	300	2,260	31,943	2,737	2015	2004	3810 Alder Avenue
East Brunswick, NJ	—	1,380	34,229	849	1,380	35,078	6,708	2011	1998	606 Cranbury Rd.
Eastbourne, UK	—	4,071	24,438	964	4,209	25,264	2,847	2014	1999	Carew Road
Easton, PA	—	1,109	7,502	—	1,109	7,502	116	2018	2015	4100 Freemansburg Avenue
Easton, PA	—	1,430	13,400	—	1,430	13,400	160	2018	1981	2600 Northampton Street
Easton, PA	—	1,620	10,052	—	1,620	10,052	142	2018	2000	4100 Freemansburg Avenue
Eden, NC	—	390	4,877	—	390	4,877	2,046	2003	1998	314 W. Kings Hwy.
Edmond, OK	—	410	8,388	—	410	8,388	1,543	2012	2001	15401 North Pennsylvania Avenue
Edmond, OK	—	1,810	14,849	2,630	1,810	17,479	2,118	2014	1985	1225 Lakeshore Drive
Edmond, OK	—	1,650	25,167	—	1,650	25,167	1,300	2014	2017	2709 East Danforth Road
Elizabeth City, NC	—	200	2,760	2,011	200	4,771	2,264	1998	1999	400 Hastings Lane
Elk Grove Village, IL	—	1,344	7,076	—	1,344	7,076	88	2018	1995	1940 Nerge Road Elk
Elk Grove Village, IL	—	3,733	18,751	—	3,733	18,751	207	2018	1988	1920 Nerge Road
Emeryville, CA	—	2,560	57,491	641	2,560	58,132	6,734	2014	2010	1440 40th Street
Englewood, NJ	—	930	4,514	26	930	4,540	1,075	2011	1966	333 Grand Avenue
Epsom, UK	36,932	20,159	34,803	2,053	20,840	36,175	1,933	2016	2014	450-458 Reigate Road
Eureka, KS	—	50	3,950	71	50	4,021	339	2015	1994	1820 E River St
Everett, WA	—	1,400	5,476	—	1,400	5,476	2,819	1999	1999	2015 Lake Heights Dr.
Exton, PA	—	3,600	27,267	—	3,600	27,267	299	2017	2018	501 Thomas Jones Way
Fairfax, VA	—	1,827	17,309	—	1,827	17,309	208	2018	1997	12469 Lee Jackson Mem Highway

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Fairfax, VA	—	4,099	17,620	—	4,099	17,620	208	2018	1990	12475 Lee Jackson Memorial Highway
Fairhope, AL	—	570	9,119	112	570	9,231	1,656	2012	1987	50 Spring Run Road
Fall River, MA	—	620	5,829	4,856	620	10,685	5,463	1996	1973	1748 Highland Ave.
Fanwood, NJ	—	2,850	55,175	1,123	2,850	56,298	10,633	2011	1982	295 South Ave.
Faribault, MN	—	780	11,539	300	780	11,839	964	2015	2003	828 1st Street NE
Farmington, CT	—	1,693	10,459	—	1,693	10,459	128	2018	1997	45 South Road
Farnborough, UK	—	2,036	5,737	262	2,104	5,931	626	2014	1980	Bruntile Close, Reading Road
Fayetteville, PA	—	2,150	32,951	2,013	2,150	34,964	3,114	2015	1991	6375 Chambersburg Road
Fayetteville, NY	—	410	3,962	500	410	4,462	1,973	2001	1997	5125 Highbridge St.
Findlay, OH	—	200	1,800	—	200	1,800	1,019	1997	1997	725 Fox Run Rd.
Fishers, IN	—	1,500	14,500	—	1,500	14,500	3,540	2010	2000	9745 Olympia Dr.
Fishersville, VA	—	788	2,101	—	788	2,101	437	2018	1998	83 Cross Rd Ln
Flint, MI	—	1,271	18,056	—	1,271	18,056	202	2018	1969	3011 North Center Road
Florence, NJ	—	300	2,978	—	300	2,978	1,332	2002	1999	901 Broad St.
Florence, AL	—	353	13,049	223	385	13,240	3,575	2010	1999	3275 County Road 47
Flourtown, PA	—	1,800	14,830	266	1,800	15,096	3,297	2011	1908	350 Haws Lane
Flower Mound, TX	—	1,800	8,414	100	1,800	8,514	1,539	2011	2012	4141 Long Prairie Road
Floyd, VA	—	680	3,618	—	680	3,618	247	2018	1979	237 Franklin Pike Rd SE
Flushing, MI	—	690	1,702	—	690	1,702	32	2018	1999	640 Sunnyside Drive
Flushing, MI	—	1,415	8,536	—	1,415	8,536	105	2018	1967	540 Sunnyside Drive
Folsom, CA	—	—	33,600	—	1,582	32,018	5,004	2013	2009	330 Montrose Drive
Forest City, NC	—	320	4,497	—	320	4,497	1,902	2003	1999	493 Piney Ridge Rd.
Fort Ashby, WV	—	330	19,566	356	330	19,922	4,054	2011	1980	Diane Drive, Box 686
Fort Collins, CO	—	3,680	58,608	—	3,680	58,608	5,006	2015	2007	4750 Pleasant Oak Drive
Fort Collins, CO	—	890	4,532	—	890	4,532	89	2018	1965	1005 East Elizabeth
Fort Wayne, IN	—	170	8,232	—	170	8,232	2,649	2006	2006	2626 Fairfield Ave.
Fort Worth, TX	—	450	13,615	5,086	450	18,701	4,213	2010	2011	425 Alabama Ave.
Fort Worth, TX	—	2,080	27,888	2,401	2,080	30,289	7,355	2012	2001	2151 Green Oaks Road
Fountain Valley, CA	—	5,259	9,379	—	5,259	9,379	110	2018	1988	11680 Warner Avenue
Franconia, NH	—	360	11,320	70	360	11,390	2,433	2011	1971	93 Main Street
Fredericksburg, VA	—	1,000	20,000	1,200	1,000	21,200	7,399	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	—	1,130	23,202	—	1,130	23,202	2,704	2014	2010	140 Brimley Drive
Fresno, CA	—	2,500	35,800	118	2,500	35,918	9,497	2008	1991	7173 North Sharon Avenue
Ft. Myers, FL	—	1,110	10,562	—	1,110	10,562	128	2018	1999	15950 McGregor Boulevard
Ft. Myers, FL	—	2,139	18,240	—	2,139	18,240	215	2018	1990	1600 Matthew Drive
Ft. Myers, FL	—	2,502	9,744	—	2,502	9,744	139	2018	2000	13881 Eagle Ridge Drive
Galesburg, IL	—	1,708	3,841	—	1,708	3,841	46	2018	1964	280 East Losey Street
Gardner, KS	—	200	2,800	93	200	2,893	259	2015	2000	869 Juniper Terrace
Gardnerville, NV	—	1,143	10,831	1,118	1,164	11,928	8,904	1998	1999	1565-A Virginia Ranch Rd.
Gastonia, NC	—	470	6,129	—	470	6,129	2,535	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	—	310	3,096	22	310	3,118	1,355	2003	1994	1717 Union Rd.
Gastonia, NC	—	400	5,029	120	400	5,149	2,143	2003	1996	1750 Robinwood Rd.
Geneva, IL	—	1,502	16,198	—	1,502	16,198	191	2018	2000	2388 Bricher Road
Georgetown, TX	—	200	2,100	—	200	2,100	1,177	1997	1997	2600 University Dr., E.
Gig Harbor, WA	—	1,560	15,947	275	1,583	16,199	4,269	2010	1994	3213 45th St. Court NW

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Gig Harbor, WA	—	3,000	4,463	—	3,000	4,463	64	2018	1990	3309 45th Street Court Northwest
Glen Ellyn, IL	—	1,496	6,636	—	1,496	6,636	87	2018	2001	2S706 Park Boulevard
Granbury, TX	—	2,550	2,940	777	2,550	3,717	737	2012	1996	916 East Highway 377
Grand Ledge, MI	—	1,150	16,286	5,119	1,150	21,405	4,313	2010	1999	4775 Village Dr
Granger, IN	—	1,670	21,280	2,401	1,670	23,681	5,011	2010	2009	6330 North Fir Rd
Grapevine, TX	—	2,220	17,648	—	2,220	17,648	1,554	2013	2014	4545 Merlot Drive
Great Falls, MT	—	630	6,007	—	630	6,007	357	2018	2001	1801 9th Street South
Greeley, CO	—	1,077	18,051	—	1,077	18,051	806	2017	2009	5300 West 29th Street
Greenfield, WI	—	—	15,204	—	890	14,314	2,085	2013	1983	5017 South 110th Street
Greensboro, NC	—	330	2,970	554	330	3,524	1,506	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	—	560	5,507	1,013	560	6,520	2,770	2003	1997	4400 Lawndale Dr.
Greenville, SC	—	1,751	8,774	—	1,751	8,774	106	2018	1966	600 Sulphur Springs Road
Greenville, SC	—	947	1,445	—	947	1,445	29	2018	1976	601 Sulphur Springs Road
Greenville, NC	—	290	4,393	168	290	4,561	1,882	2003	1998	2715 Dickinson Ave.
Greenwood, IN	—	1,550	22,770	81	1,550	22,851	4,932	2010	2007	2339 South SR 135
Grosse Pointe, MI	—	867	2,386	—	867	2,386	30	2018	1964	21401 Mack Avenue
Groton, CT	—	2,430	19,941	968	2,430	20,909	4,784	2011	1975	1145 Poquonnock Road
Hamilton, NJ	—	440	4,469	—	440	4,469	1,990	2001	1998	1645 Whitehorse-Mercerville Rd.
Hanahan, SC	—	1,944	3,988	—	1,944	3,988	57	2018	1989	1800 Eagle Landing Boulevard
Hanford, UK	—	1,382	9,829	378	1,428	10,161	1,453	2013	2012	Bankhouse Road
Harrisburg, PA	—	569	12,826	—	569	12,826	150	2018	2000	2625 Ailanthus Lane
Harrow, UK	—	7,402	8,266	529	7,652	8,545	964	2014	2001	177 Preston Hill
Hatboro, PA	—	—	28,112	1,771	—	29,883	6,096	2011	1996	3485 Davisville Road
Hatboro, PA	—	1,192	7,611	—	1,192	7,611	122	2018	2000	779 West County Line Road
Hatfield, UK	—	2,924	7,527	353	3,023	7,781	1,121	2013	2012	St Albans Road East
Hattiesburg, MS	—	450	13,469	—	450	13,469	2,732	2010	2009	217 Methodist Hospital Blvd
Hemet, CA	—	6,224	8,414	—	6,224	8,414	102	2018	1989	1717 West Stetson Avenue
Henry, IL	—	1,860	3,689	—	1,860	3,689	43	2018	1987	1650 Old Indian Town Road
Hermitage, TN	—	1,500	9,943	188	1,500	10,131	1,953	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, UK	—	1,900	24,353	1,602	1,964	25,891	3,934	2013	2011	165 Reculver Road
Hiawatha, KS	—	40	4,210	29	40	4,239	371	2015	1996	400 Kansas Ave
Hickory, NC	—	290	987	232	290	1,219	650	2003	1994	2530 16th St. N.E.
High Point, NC	—	560	4,443	793	560	5,236	2,205	2003	2000	1568 Skeet Club Rd.
High Point, NC	—	370	2,185	410	370	2,595	1,149	2003	1999	1564 Skeet Club Rd.
High Point, NC	—	330	3,395	28	330	3,423	1,450	2003	1994	201 W. Hartley Dr.
High Point, NC	—	430	4,143	—	430	4,143	1,743	2003	1998	1560 Skeet Club Rd.
Highland Park, IL	—	2,820	15,832	189	2,820	16,021	2,557	2011	2012	1651 Richfield Avenue
Highlands Ranch, CO	—	940	3,721	4,983	940	8,704	2,303	2002	1999	9160 S. University Blvd.
Hillsboro, OH	—	1,792	6,341	—	1,792	6,341	105	2018	1983	1141 Northview Drive
Hinckley, UK	—	2,159	4,194	215	2,232	4,336	684	2013	2013	Tudor Road
Hindhead, UK	44,662	17,852	48,645	2,466	18,455	50,508	2,649	2016	2012	Portsmouth Road
Hinsdale, IL	—	4,033	24,287	—	4,033	24,287	270	2018	1971	600 W Ogden Avenue
Hockessin, DE	—	1,120	6,308	1,247	1,120	7,555	941	2014	1992	100 Saint Claire Drive
Holton, KS	—	40	7,460	13	40	7,473	611	2015	1996	410 Juniper Dr
Homewood, IL	—	2,395	7,652	—	2,395	7,652	87	2018	1989	940 Maple Avenue

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Houston, TX	—	1,040	31,965	4,969	1,040	36,934	7,493	2012	1999	505 Bering Drive
Howard, WI	—	579	32,122	10	579	32,132	1,099	2017	2016	2790 Elm Tree Hill
Huntingdon Valley, PA	—	1,150	3,730	—	1,150	3,730	63	2018	1993	3430 Huntingdon Pike
Hyattsville, MD	—	4,017	2,298	—	4,017	2,298	33	2018	1964	6500 Riggs Road
Independence, VA	—	1,082	6,767	—	1,082	6,767	438	2018	1998	400 S Independence Ave
Indianapolis, IN	—	870	14,688	—	870	14,688	1,837	2014	2014	1635 N Arlington Avenue
Indianapolis, IN	—	1,105	6,645	—	1,105	6,645	76	2018	1979	8549 South Madison Avenue
Jackson, NJ	—	6,500	26,405	3,107	6,500	29,512	4,577	2012	2001	2 Kathleen Drive
Jacksonville, FL	—	750	25,231	—	750	25,231	1,645	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	—	—	26,381	1,691	1,691	26,381	1,716	2013	2014	4000 San Pablo Parkway
Jacksonville, FL	—	1,752	2,553	—	1,752	2,553	31	2018	1989	8495 Normandy Boulevard Jacksonville
Jacksonville, FL	—	2,182	9,491	—	2,182	9,491	123	2018	1980	3648 University Boulevard South
Jefferson Hills, PA	—	2,265	13,618	—	2,265	13,618	233	2018	1997	380 Wray Large Road
Jersey Shore, PA	—	600	8,107	—	600	8,107	89	2018	1973	1008 Thompson Street
Kansas City, KS	—	700	20,115	—	700	20,115	1,646	2015	2015	8900 Parallel Parkway
Katy, TX	—	1,778	22,622	—	1,778	22,622	1,047	2017	2015	24802 Kingsland Boulevard
Kenner, LA	—	1,100	10,036	349	1,100	10,385	9,529	1998	2000	1600 Joe Yenni Blvd
Kensington, MD	—	1,753	18,626	—	1,753	18,626	211	2018	2002	4301 Knowles Avenue
Kenwood, OH	—	821	11,043	—	821	11,043	129	2018	2000	4580 East Galbraith Road
Kettering, OH	—	1,229	4,703	—	1,229	4,703	63	2018	1977	3313 Wilmington Pike
King of Prussia, PA	—	720	14,780	—	720	14,780	180	2018	1995	620 West Valley Forge Road
King of Prussia, PA	—	1,205	4,727	—	1,205	4,727	68	2018	1990	600 West Valley Forge Road
Kingsford, MI	—	1,362	10,598	—	1,362	10,598	129	2018	1968	1225 Woodward Avenue
Kingston, PA	—	986	5,711	—	986	5,711	68	2018	1974	200 Second Avenue
Kingston upon Thames, UK	53,595	33,063	46,696	2,926	34,181	48,504	2,573	2016	2014	Coombe Lane West
Kirkland, WA	—	1,880	4,315	683	1,880	4,998	1,911	2003	1996	6505 Lakeview Dr.
Kirkstall, UK	—	2,437	9,414	401	2,519	9,733	1,396	2013	2009	29 Broad Lane
Kokomo, IN	—	710	16,044	—	710	16,044	2,001	2014	2014	2200 S. Dixon Rd
Lacey, WA	—	2,582	18,180	—	2,582	18,180	209	2018	2012	4524 Intelco Loop SE
Lafayette, LA	—	1,928	10,483	26	1,928	10,509	4,581	2006	1993	204 Energy Parkway
Lafayette, CO	—	1,420	20,192	—	1,420	20,192	2,001	2015	2015	329 Exempla Circle
Lafayette, IN	—	670	16,833	1	670	16,834	1,870	2015	2014	2402 South Street
Lakeway, TX	—	5,142	23,203	—	5,142	23,203	3,272	2007	2011	2000 Medical Dr
Lakewood, CO	—	2,160	28,091	62	2,160	28,153	3,561	2014	2010	7395 West Eastman Place
Lakewood Ranch, FL	—	650	6,714	1,988	650	8,702	1,484	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	—	1,000	22,388	—	1,000	22,388	3,822	2012	2005	8220 Natures Way
Lancaster, PA	—	1,680	14,039	—	1,680	14,039	761	2015	2017	31 Millersville Road
Lancaster, PA	—	1,011	7,504	—	1,011	7,504	89	2018	1966	100 Abbeyville Road
LaPlata, MD	—	700	19,068	466	700	19,534	4,198	2011	1984	One Magnolia Drive
Largo, MD	—	3,361	3,623	—	3,361	3,623	50	2018	1978	600 Largo Road
Largo, FL	—	1,166	3,427	—	1,166	3,427	53	2018	1997	300 Highland Avenue Northeast
Las Vegas, NV	—	580	23,420	—	580	23,420	4,594	2011	2002	2500 North Tenaya Way
Laureldale, PA	—	1,171	14,424	—	1,171	14,424	166	2018	1980	2125 Elizabeth Avenue
Lawrence, KS	—	250	8,716	—	250	8,716	1,471	2012	1996	3220 Peterson Road
Leawood, KS	—	2,490	32,493	2,209	5,610	31,582	7,303	2012	1999	4400 West 115th Street

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Lebanon, PA	—	728	10,370	—	728	10,370	130	2018	1998	100 Tuck Court
Lebanon, PA	—	1,214	5,962	—	1,214	5,962	84	2018	1980	900 Tuck Street
Lee, MA	—	290	18,135	926	290	19,061	8,404	2002	1998	600 & 620 Laurel St.
Leeds, UK	—	1,974	13,239	515	2,041	13,687	1,305	2015	2013	100 Grove Lane
Leicester, UK	—	3,060	24,410	928	3,163	25,235	3,953	2012	2010	307 London Road
Lenoir, NC	—	190	3,748	641	190	4,389	1,842	2003	1998	1145 Powell Rd., N.E.
Lethbridge, AB	1,312	1,214	2,750	61	1,232	2,793	422	2014	2003	785 Columbia Boulevard West
Lexana, KS	—	480	1,770	152	480	1,922	184	2015	1994	8710 Caenen Lake Rd
Lexington, NC	—	200	3,900	1,015	200	4,915	2,127	2002	1997	161 Young Dr.
Libertyville, IL	—	6,500	40,024	—	6,500	40,024	8,481	2011	2001	901 Florsheim Dr
Libertyville, IL	—	2,993	11,550	—	2,993	11,550	130	2018	1988	1500 South Milwaukee
Lichfield, UK	—	1,382	30,324	1,071	1,428	31,349	3,020	2015	2012	Wissage Road
Lillington, NC	—	470	17,579	—	470	17,579	2,112	2014	2013	54 Red Mulberry Way
Lillington, NC	—	500	16,451	—	500	16,451	1,855	2014	1999	2041 NC-210 N
Lincoln, NE	—	390	13,807	95	390	13,902	3,154	2010	2000	7208 Van Dorn St.
Lititz, PA	—	1,200	13,836	—	1,200	13,836	752	2015	2016	80 West Millport Road
Livermore, CA	—	4,100	24,996	—	4,100	24,996	2,642	2014	1974	35 Fenton Street
Livonia, MI	—	985	13,558	—	985	13,558	164	2018	1999	32500 Seven Mile Road
Livonia, MI	—	1,836	2,278	—	1,836	2,278	33	2018	1960	28550 Five Mile Road
Longview, TX	—	610	5,520	—	610	5,520	1,725	2006	2007	311 E Hawkins Pkwy
Longwood, FL	—	1,260	6,445	—	1,260	6,445	1,362	2011	2011	425 South Ronald Reagan Boulevard
Louisburg, KS	—	280	4,320	44	280	4,364	360	2015	1996	202 Rogers St
Louisville, KY	—	490	10,010	2,768	490	12,778	4,869	2005	1978	4604 Lowe Rd
Loxley, UK	—	1,369	15,668	577	1,416	16,198	2,474	2013	2008	Loxley Road
Lutherville, MD	—	1,100	19,786	1,744	1,100	21,530	4,472	2011	1988	515 Brightfield Road
Lynchburg, VA	—	340	16,114	—	340	16,114	1,964	2014	2013	189 Monica Blvd
Lynchburg, VA	—	2,904	3,697	—	2,904	3,697	43	2018	1978	2200 Landover Place
Lynnwood, WA	—	2,308	5,634	—	2,308	5,634	67	2018	1987	3701 188th Street
Macomb, IL	—	1,586	4,059	—	1,586	4,059	46	2018	1966	8 Doctors Lane
Macungie, PA	—	960	29,033	84	960	29,117	6,047	2011	1994	1718 Spring Creek Road
Manalapan, NJ	—	900	22,624	622	900	23,246	4,447	2011	2001	445 Route 9 South
Manassas, VA	—	750	7,446	530	750	7,976	3,092	2003	1996	8341 Barrett Dr.
Mankato, MN	—	1,460	32,104	300	1,460	32,404	2,620	2015	2006	100 Dublin Road
Mansfield, TX	—	660	5,251	—	660	5,251	1,659	2006	2007	2281 Country Club Dr
Marietta, OH	—	1,149	9,376	—	1,149	9,376	109	2018	1977	5001 State Route 60
Marietta, GA	—	2,406	12,233	—	2,406	12,233	140	2018	1980	4360 Johnson Ferry Place
Marietta, PA	—	1,050	13,633	270	1,050	13,903	1,226	2015	1999	2760 Maytown Road
Marion, IN	—	720	12,750	1,136	720	13,886	1,675	2014	2012	614 W. 14th Street
Marion, IN	—	990	9,190	824	990	10,014	1,432	2014	1976	505 N. Bradner Avenue
Marion, OH	—	2,768	17,420	—	2,768	17,420	259	2018	2004	400 Barks Road West
Marlborough, UK	—	2,677	6,822	322	2,768	7,053	777	2014	1999	The Common
Marlow, UK	—	9,068	39,720	—	9,068	39,720	2,869	2013	2014	210 Little Marlow Road
Martinsville, VA	—	349	—	—	349	—	—	2003	1900	Rolling Hills Rd. & US Hwy. 58
Marysville, WA	—	620	4,780	969	620	5,749	2,233	2003	1998	9802 48th Dr. N.E.
Matawan, NJ	—	1,830	20,618	166	1,830	20,784	4,158	2011	1965	625 State Highway 34

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Matthews, NC	—	560	4,738	—	560	4,738	2,031	2003	1998	2404 Plantation Center Dr.
McHenry, IL	—	1,576	—	—	1,576	—	—	2006	1900	5200 Block of Bull Valley Road
McKinney, TX	—	1,570	7,389	—	1,570	7,389	1,881	2009	2010	2701 Alma Rd.
McMurray, PA	—	1,440	15,805	3,894	1,440	19,699	3,641	2010	2011	240 Cedar Hill Dr
Mechanicsburg, PA	—	1,350	16,650	—	1,350	16,650	3,344	2011	1971	4950 Wilson Lane
Medicine Hat, AB	2,156	932	5,566	98	946	5,650	679	2014	1999	65 Valleyview Drive SW
Menomonee Falls, WI	—	1,020	6,984	1,652	1,020	8,636	2,285	2006	2007	W128 N6900 Northfield Drive
Mentor, OH	—	1,827	9,941	—	1,827	9,941	117	2018	1985	8200 Mentor Hills Drive
Mercerville, NJ	—	860	9,929	173	860	10,102	2,315	2011	1967	2240 White Horse- Merceville Road
Meriden, CT	—	1,300	1,472	233	1,300	1,705	736	2011	1968	845 Paddock Ave
Merrillville, IN	—	700	11,699	154	700	11,853	3,430	2007	2008	9509 Georgia St.
Mesa, AZ	—	950	9,087	1,971	950	11,058	5,022	1999	2000	7231 E. Broadway
Miamisburg, OH	—	786	3,233	—	786	3,233	54	2018	1983	450 Oak Ridge Boulevard
Middleburg Heights, OH	—	960	7,780	—	960	7,780	2,946	2004	1998	15435 Bagley Rd.
Middleton, WI	—	420	4,006	600	420	4,606	1,915	2001	1991	6701 Stonefield Rd.
Midland, MI	—	200	11,025	5,522	200	16,547	2,992	2010	1994	2325 Rockwell Dr
Milton Keynes, UK	—	1,826	18,654	692	1,888	19,284	1,913	2015	2007	Tunbridge Grove, Kents Hill
Mishawaka, IN	—	740	16,113	—	740	16,113	2,067	2014	2013	60257 Bodnar Blvd
Moline, IL	—	2,946	18,677	—	2,946	18,677	206	2018	1964	833 Sixteenth Avenue
Monmouth Junction, NJ	—	720	6,209	86	720	6,295	1,522	2011	1996	2 Deer Park Drive
Monroe, NC	—	470	3,681	648	470	4,329	1,850	2003	2001	918 Fitzgerald St.
Monroe, NC	—	310	4,799	857	310	5,656	2,316	2003	2000	919 Fitzgerald St.
Monroe, NC	—	450	4,021	114	450	4,135	1,764	2003	1997	1316 Patterson Ave.
Monroe Township, NJ	—	3,250	27,771	270	3,250	28,041	2,200	2015	1996	319 Forsgate Drive
Monroeville, PA	—	1,216	12,753	—	1,216	12,753	179	2018	1997	120 Wyngate Drive
Monroeville, PA	—	1,237	3,642	—	1,237	3,642	68	2018	1996	885 MacBeth Drive
Montgomeryville, PA	—	1,176	9,827	—	1,176	9,827	122	2018	1989	640 Bethlehem Pike
Montville, NJ	—	3,500	31,002	1,171	3,500	32,173	6,238	2011	1988	165 Changebridge Rd.
Moorestown, NJ	—	6,400	23,875	27	6,400	23,902	3,239	2012	2014	250 Marter Avenue
Morehead City, NC	—	200	3,104	1,648	200	4,752	2,260	1999	1999	107 Bryan St.
Morrison, CO	—	2,720	16,261	—	2,720	16,261	311	2018	1974	150 Spring Street
Morton Grove, IL	—	1,900	19,374	159	1,900	19,533	3,728	2010	2011	5520 N. Lincoln Ave.
Moulton, UK	—	1,695	12,510	997	1,597	13,605	568	2017	1995	Northampton Lane North
Mount Pleasant, SC	—	—	17,200	1	4,052	13,149	3,228	2013	1985	1200 Hospital Drive
Mountainside, NJ	—	3,097	7,810	—	3,097	7,810	93	2018	1988	1180 Route 22
Nacogdoches, TX	—	390	5,754	—	390	5,754	1,792	2006	2007	5902 North St
Naperville, IL	—	3,470	29,547	—	3,470	29,547	6,382	2011	2001	504 North River Road
Naples, FL	—	1,222	10,642	—	1,222	10,642	133	2018	1998	6125 Rattlesnake Hammock Road
Naples, FL	—	1,672	26,170	—	1,672	26,170	344	2018	1993	1000 Lely Palms Drive
Naples, FL	—	1,854	12,402	—	1,854	12,402	140	2018	1987	3601 Lakewood Boulevard
Nashville, TN	—	4,910	29,590	—	4,910	29,590	8,321	2008	2007	15 Burton Hills Boulevard
Naugatuck, CT	—	1,200	15,826	199	1,200	16,025	3,479	2011	1980	4 Hazel Avenue
Needham, MA	—	1,610	12,667	—	1,610	12,667	5,327	2002	1994	100 West St.
New Moston, UK	—	1,480	4,378	198	1,530	4,526	676	2013	2010	90a Broadway
Newcastle Under Lyme, UK	—	1,110	5,655	229	1,148	5,846	834	2013	2010	Hempstalls Lane

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Newcastle-under-Lyme, UK	—	1,125	5,537	225	1,163	5,724	631	2014	1999	Silverdale Road
Newport News, VA	—	839	6,077	—	839	6,077	407	2018	1998	12997 Nettles Dr
Norman, OK	—	55	1,484	—	55	1,484	938	1995	1995	1701 Alameda Dr.
Norman, OK	—	1,480	33,330	—	1,480	33,330	5,571	2012	1985	800 Canadian Trails Drive
North Augusta, SC	—	332	2,558	—	332	2,558	1,348	1999	1998	105 North Hills Dr.
Northampton, UK	—	5,182	17,348	762	5,357	17,935	2,659	2013	2011	Cliftonville Road
Northampton, UK	—	2,013	6,257	280	2,081	6,469	674	2014	2014	Cliftonville Road
Northbrook, IL	—	1,298	13,341	—	1,298	13,341	154	2018	1999	3240 Milwaukee Avenue
Nuneaton, UK	—	3,325	8,983	415	3,437	9,286	1,326	2013	2011	132 Coventry Road
Nuthall, UK	—	1,628	6,263	268	1,684	6,475	661	2014	2014	172A Nottingham Road
Nuthall, UK	—	2,498	10,436	438	2,583	10,789	1,556	2013	2011	172 Nottingham Road
Oak Lawn, IL	—	2,418	5,428	—	2,418	5,428	62	2018	1977	9401 South Kostner Avenue
Oak Lawn, IL	—	3,876	7,988	—	3,876	7,988	95	2018	1960	6300 W 95th Street
Oakland, CA	—	4,760	16,143	109	4,760	16,252	1,936	2014	2002	468 Perkins Street
Ocala, FL	—	1,340	10,564	—	1,340	10,564	2,767	2008	2009	2650 SE 18TH Avenue
Ogden, UT	—	384	2,228	—	384	2,228	310	2018	1987	400 East 5350 South
Oklahoma City, OK	—	590	7,513	—	590	7,513	2,175	2007	2008	13200 S. May Ave
Oklahoma City, OK	—	760	7,017	—	760	7,017	1,993	2007	2009	11320 N. Council Road
Olathe, KS	—	1,930	19,765	553	1,930	20,318	1,758	2016	2015	21250 W 151 Street
Omaha, NE	—	370	10,230	—	370	10,230	2,369	2010	1998	11909 Miracle Hills Dr.
Omaha, NE	—	380	8,769	—	380	8,769	2,144	2010	1999	5728 South 108th St.
Ona, WV	—	950	15,998	222	950	16,220	1,400	2015	2007	100 Weatherholt Drive
Oneonta, NY	—	80	5,020	—	80	5,020	1,442	2007	1996	1846 County Highway 48
Orange Park, FL	—	2,201	4,018	—	2,201	4,018	64	2018	1990	570 Wells Road
Orem, UT	—	2,150	24,107	—	2,150	24,107	2,021	2015	2014	250 East Center Street
Osage City, KS	—	50	1,700	142	50	1,842	183	2015	1996	1403 Laing St
Osawatomie, KS	—	130	2,970	136	130	3,106	283	2015	2003	1520 Parker Ave
Ottawa, KS	—	160	6,590	44	160	6,634	556	2015	2007	2250 S Elm St
Overland Park, KS	—	4,500	29,105	38,441	8,230	63,816	15,377	2010	1988	6101 W 119th St
Overland Park, KS	—	1,540	16,269	943	1,670	17,082	3,342	2012	1998	9201 Foster
Overland Park, KS	—	410	2,840	92	410	2,932	279	2015	2004	14430 Metcalf Ave
Overland Park, KS	—	1,300	25,311	677	1,300	25,988	2,229	2016	2015	7600 Antioch Road
Owasso, OK	—	215	1,380	—	215	1,380	801	1996	1996	12807 E. 86th Place N.
Owensboro, KY	—	225	13,275	—	225	13,275	5,120	2005	1964	1205 Leitchfield Rd.
Owenton, KY	—	100	2,400	—	100	2,400	1,108	2005	1979	905 Hwy. 127 N.
Oxford, MI	—	1,430	15,791	—	1,430	15,791	3,625	2010	2001	701 Market St
Palestine, TX	—	180	4,320	1,300	180	5,620	1,814	2006	2005	1625 W. Spring St.
Palm Beach Gardens, FL	—	2,082	6,624	—	2,082	6,624	87	2018	1991	11375 Prosperity Farms Road
Palm Coast, FL	—	870	10,957	—	870	10,957	2,730	2008	2010	50 Town Ct.
Palm Desert, CA	—	6,195	8,922	—	6,195	8,922	107	2018	1989	74350 Country Club Drive
Palm Harbor, FL	—	1,306	13,811	—	1,306	13,811	171	2018	1997	2895 Tampa Road
Palm Harbor, FL	—	3,281	22,457	—	3,281	22,457	273	2018	1990	2851 Tampa Road
Palos Heights, IL	—	1,225	12,457	—	1,225	12,457	141	2018	1999	7880 West College Drive
Palos Heights, IL	—	3,431	28,812	—	3,431	28,812	316	2018	1987	7850 West College Drive
Palos Heights, IL	—	2,590	7,647	—	2,590	7,647	87	2018	1996	11860 Southwest Hwy

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Panama City Beach, FL	—	900	6,402	620	900	7,022	1,161	2011	2005	6012 Magnolia Beach Road
Paola, KS	—	190	5,610	59	190	5,669	483	2015	2000	601 N. East Street
Paris, TX	—	490	5,452	—	490	5,452	4,421	2005	2006	750 N Collegiate Dr
Parma, OH	—	960	12,722	—	960	12,722	155	2018	1998	9205 Sprague Road
Parma, OH	—	1,833	10,318	—	1,833	10,318	141	2018	2006	9055 West Sprague Road
Paulsboro, NJ	—	3,264	8,026	—	3,264	8,026	99	2018	1987	550 Jessup Road
Pella, IA	—	870	6,716	89	870	6,805	1,135	2012	2002	2602 Fifield Road
Perrysburg, OH	—	1,456	5,433	—	1,456	5,433	68	2018	1973	10540 Fremont Pike
Perrysburg, OH	—	1,213	7,110	—	1,213	7,110	82	2018	1978	10542 Fremont Pike
Petoskey, MI	—	860	14,452	—	860	14,452	3,152	2011	1997	965 Hager Dr
Philadelphia, PA	—	2,930	10,433	3,536	2,930	13,969	3,206	2011	1952	1526 Lombard Street
Phillipsburg, NJ	—	800	21,175	238	800	21,413	4,650	2011	1992	290 Red School Lane
Phillipsburg, NJ	—	300	8,114	101	300	8,215	1,780	2011	1905	843 Wilbur Avenue
Pikesville, MD	—	—	2,488	—	—	2,488	27	2018	1998	8911 Reisterstown Road
Pikesville, MD	—	4,247	8,383	—	4,247	8,383	108	2018	1996	8909 Reisterstown Road
Pinehurst, NC	—	290	2,690	484	290	3,174	1,392	2003	1998	17 Regional Dr.
Piqua, OH	—	204	1,885	—	204	1,885	1,024	1997	1997	1744 W. High St.
Piscataway, NJ	—	3,100	33,501	—	3,100	33,501	1,423	2013	2017	10 Sterling Drive
Pittsburgh, PA	—	603	11,357	—	603	11,357	137	2018	1998	1125 Perry Highway
Pittsburgh, PA	—	1,005	15,164	—	1,005	15,164	177	2018	1997	505 Weyman Road
Pittsburgh, PA	—	1,140	3,166	—	1,140	3,166	37	2018	1962	550 South Negley Avenue
Pittsburgh, PA	—	994	3,790	—	994	3,790	63	2018	1986	2170 Rhine Street
Pittsburgh, PA	—	761	4,214	—	761	4,214	47	2018	1965	5609 Fifth Avenue
Pittsburgh, PA	—	1,480	9,715	—	1,480	9,715	128	2018	1986	1105 Perry Highway
Pittsburgh, PA	—	1,139	5,846	—	1,139	5,846	75	2018	1986	1848 Greentree Road
Pittsburgh, PA	—	1,750	8,572	6,322	1,750	14,894	3,340	2005	1998	100 Knoedler Rd.
Plainview, NY	—	3,990	11,969	1,186	3,990	13,155	2,774	2011	1963	150 Sunnyside Blvd
Plano, TX	—	1,840	20,152	560	1,840	20,712	1,579	2016	2016	3325 W Plano Parkway
Plattsmouth, NE	—	250	5,650	—	250	5,650	1,377	2010	1999	1913 E. Highway 34
Plymouth, MI	—	1,490	19,990	330	1,490	20,320	4,431	2010	1972	14707 Northville Rd
Potomac, MD	—	1,448	14,626	—	1,448	14,626	167	2018	1994	10718 Potomac Tennis Lane
Potomac, MD	—	4,119	14,921	—	4,119	14,921	176	2018	1988	10714 Potomac Tennis Lane
Pottstown, PA	—	984	4,565	—	984	4,565	58	2018	1907	724 North Charlotte Street
Pottsville, PA	—	171	3,560	—	171	3,560	42	2018	1976	420 Pulaski Drive
Prior Lake, MN	13,806	1,870	29,849	300	1,870	30,149	2,435	2015	2003	4685 Park Nicollet Avenue
Puyallup, WA	—	1,150	20,776	505	1,156	21,275	5,775	2010	1985	123 Fourth Ave. NW
Raleigh, NC	—	7,598	88,870	—	7,598	88,870	4,212	2008	2017	4030 Cardinal at North Hills St
Raleigh, NC	—	3,530	59,589	—	3,530	59,589	9,825	2012	2002	5301 Creedmoor Road
Raleigh, NC	—	2,580	16,837	—	2,580	16,837	2,965	2012	1988	7900 Creedmoor Road
Reading, PA	—	980	19,906	140	980	20,046	4,293	2011	1994	5501 Perkiomen Ave
Red Bank, NJ	—	1,050	21,275	586	1,050	21,861	4,176	2011	1997	One Hartford Dr.
Reidsville, NC	—	170	3,830	857	170	4,687	2,045	2002	1998	2931 Vance St.
Reno, NV	—	1,060	11,440	659	1,060	12,099	4,440	2004	1998	5165 Summit Ridge Road
Rexburg, ID	—	1,267	3,213	—	1,267	3,213	383	2018	1988	660 South 2nd West
Richardson, TX	—	1,468	12,979	—	1,468	12,979	154	2018	1999	410 Buckingham Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Richmond, IN	—	700	14,222	393	700	14,615	1,256	2016	2015	400 Industries Road
Richmond, VA	—	—	12,000	—	250	11,750	2,018	2013	1989	2220 Edward Holland Drive
Richmond, VA	—	3,261	17,980	—	3,261	17,980	203	2018	1990	1719 Bellevue Avenue
Richmond, VA	—	1,046	8,235	—	1,046	8,235	100	2018	1966	2125 Hilliard Road
Ridgeland, MS	—	520	7,675	437	520	8,112	3,162	2003	1997	410 Orchard Park
Roanoke, VA	—	748	4,483	—	748	4,483	435	2018	1997	4355 Pheasant Ridge Rd
Rochdale, MA	—	—	7,100	—	690	6,410	1,039	2013	1994	111 Huntoon Memorial Highway
Rockville Centre, NY	—	4,290	20,310	932	4,290	21,242	4,259	2011	2002	260 Maple Ave
Rockwall, TX	—	2,220	17,650	—	2,220	17,650	1,590	2012	2014	720 E Ralph Hall Parkway
Romeoville, IL	—	1,895	—	—	1,895	—	—	2006	1900	Grand Haven Circle
Roseville, MN	—	2,140	24,679	100	2,140	24,779	2,037	2015	1989	2750 North Victoria Street
Roswell, GA	—	1,107	9,627	1,127	1,114	10,747	8,139	1997	1999	655 Mansell Rd.
Roswell, GA	—	2,080	6,486	1,130	2,380	7,316	1,645	2012	1997	75 Magnolia Street
Rugeley, UK	—	1,900	10,262	411	1,964	10,609	1,603	2013	2010	Horse Fair
Ruston, LA	—	710	9,790	—	710	9,790	2,133	2011	1988	1401 Ezelle St
S Holland, IL	—	1,423	8,910	—	1,423	8,910	108	2018	1997	2045 East 170th Street
Salem, OR	—	449	5,171	1	449	5,172	2,706	1999	1998	1355 Boone Rd. S.E.
Salisbury, NC	—	370	5,697	168	370	5,865	2,422	2003	1997	2201 Statesville Blvd.
San Angelo, TX	—	1,050	24,689	1,221	1,050	25,910	3,073	2014	1999	6101 Grand Court Road
San Antonio, TX	—	1,499	12,662	—	1,499	12,662	149	2018	2000	15290 Huebner Road
San Antonio, TX	—	—	17,303	—	—	17,303	7,781	2007	2007	8902 Floyd Curl Dr.
San Bernardino, CA	—	3,700	14,300	687	3,700	14,987	3,865	2008	1993	1760 W. 16th St.
San Diego, CA	—	—	22,003	1,845	—	23,848	6,068	2008	1992	555 Washington St.
Sand Springs, OK	—	910	19,654	—	910	19,654	3,346	2012	2002	4402 South 129th Avenue West
Sarasota, FL	—	475	3,175	—	475	3,175	1,917	1996	1995	8450 McIntosh Rd.
Sarasota, FL	—	4,101	11,208	—	4,101	11,208	212	2018	1993	5401 Sawyer Road
Sarasota, FL	—	1,370	4,084	—	1,370	4,084	49	2018	1968	3250 12th Street
Sarasota, FL	—	2,792	11,177	—	2,792	11,177	131	2018	1993	5511 Swift Road
Sarasota, FL	—	3,360	19,140	—	3,360	19,140	3,681	2011	2006	6150 Edgelake Drive
Sarasota, FL	—	443	9,699	—	443	9,699	120	2018	1998	5509 Swift Road
Scranton, PA	—	440	17,609	—	440	17,609	2,032	2014	2005	2741 Blvd. Ave
Scranton, PA	—	320	12,144	1	320	12,145	1,400	2014	2013	2751 Boulevard Ave
Seminole, FL	—	1,165	8,977	—	1,165	8,977	113	2018	1998	9300 Antilles Drive
Seven Fields, PA	—	484	4,663	59	484	4,722	2,475	1999	1999	500 Seven Fields Blvd.
Severna Park, MD	—	2,120	31,273	808	2,120	32,081	6,616	2011	1981	24 Truckhouse Road
Sewell, NJ	—	3,127	14,095	—	3,127	14,095	188	2018	2010	378 Fries Mill Road
Shawnee, OK	—	80	1,400	—	80	1,400	837	1996	1995	3947 Kickapoo
Shelbyville, KY	—	630	3,870	630	630	4,500	1,579	2005	1965	1871 Midland Trail
Sherman, TX	—	700	5,221	—	700	5,221	1,696	2005	2006	1011 E. Pecan Grove Rd.
Silver Spring, MD	—	1,469	10,395	—	1,469	10,395	122	2018	1995	2505 Musgrove Road
Silver Spring, MD	—	4,678	11,683	—	4,678	11,683	146	2018	1990	2501 Musgrove Road
Silvis, IL	—	880	16,420	139	880	16,559	3,691	2010	2005	1900 10th St.
Sinking Spring, PA	—	1,393	19,848	—	1,393	19,848	231	2018	1982	3000 Windmill Road
Sittingbourne, UK	—	1,357	6,539	267	1,403	6,760	715	2014	1997	200 London Road
Smithfield, NC	—	290	5,680	—	290	5,680	2,363	2003	1998	830 Berkshire Rd.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Smithfield, NC	—	360	8,216	—	360	8,216	946	2014	1999	250 Highway 210 West
South Bend, IN	—	670	17,770	—	670	17,770	2,128	2014	2014	52565 State Road 933
South Point, OH	—	1,135	9,390	—	1,135	9,390	109	2018	1984	7743 County Road 1
Southampton, UK	—	1,519	16,041	—	1,519	16,041	541	2017	2013	Botley Road, Park Gate
Southbury, CT	—	1,860	23,613	958	1,860	24,571	4,939	2011	2001	655 Main St
Spokane, WA	—	3,200	25,064	284	3,200	25,348	6,895	2013	2001	3117 E. Chaser Lane
Spokane, WA	—	2,580	25,342	195	2,580	25,537	5,958	2013	1999	1110 E. Westview Ct.
Spokane, WA	—	2,649	11,703	—	2,649	11,703	138	2018	1985	6025 North Assembly Street
Springfield, IL	—	—	10,100	—	768	9,332	2,107	2013	2010	701 North Walnut Street
Springfield, IL	—	990	13,378	1,085	990	14,463	1,707	2014	2013	3089 Old Jacksonville Road
St. Louis, MO	—	1,890	12,390	787	1,890	13,177	2,691	2010	1963	6543 Chippewa St
St. Paul, MN	—	2,100	33,019	100	2,100	33,119	2,698	2015	1996	750 Mississippi River
Stafford, UK	—	2,009	8,238	—	2,009	8,238	499	2014	2016	Stone Road
Stamford, UK	—	1,820	3,238	171	1,881	3,348	378	2014	1998	Priory Road
Statesville, NC	—	150	1,447	266	150	1,713	749	2003	1990	2441 E. Broad St.
Statesville, NC	—	310	6,183	8	310	6,191	2,514	2003	1996	2806 Peachtree Place
Statesville, NC	—	140	3,627	—	140	3,627	1,503	2003	1999	2814 Peachtree Rd.
Staunton, VA	—	899	6,391	—	899	6,391	432	2018	1999	1410 N Augusta St
Sterling Heights, MI	—	790	10,787	—	790	10,787	128	2018	1996	11095 East Fourteen Mile Road
Sterling Heights, MI	—	1,583	15,639	—	1,583	15,639	188	2018	2013	38200 Schoenherr Road
Stillwater, OK	—	80	1,400	—	80	1,400	839	1995	1995	1616 McElroy Rd.
Stratford-upon-Avon, UK	—	790	14,508	517	816	14,999	1,443	2015	2012	Scholars Lane
Stroudsburg, PA	—	340	16,313	—	340	16,313	2,096	2014	2011	370 Whitestone Corner Road
Summit, NJ	—	3,080	14,152	—	3,080	14,152	3,027	2011	2001	41 Springfield Avenue
Sun City West, AZ	—	1,250	21,778	600	1,250	22,378	4,357	2012	1998	13810 West Sandridge Drive
Sunbury, PA	—	695	7,246	—	695	7,246	82	2018	1981	800 Court Street Circle
Sunninghill, UK	—	11,632	42,233	—	11,632	42,233	1,689	2014	2017	Bagshot Road
Sunnyvale, CA	—	4,946	22,131	—	4,946	22,131	251	2018	1990	1150 Tilton Drive
Superior, WI	—	1,020	13,735	6,159	1,020	19,894	2,909	2009	2010	1915 North 34th Street
Tacoma, WA	—	2,522	8,576	—	2,522	8,576	99	2018	1984	5601 South Orchard Southtreet
Tampa, FL	—	1,315	6,913	—	1,315	6,913	94	2018	1999	14950 Casey Road
Terre Haute, IN	—	1,370	18,016	—	1,370	18,016	1,936	2015	2015	395 8th Avenue
Texarkana, TX	—	192	1,403	—	192	1,403	814	1996	1996	4204 Moores Lane
The Villages, FL	—	1,035	7,446	—	1,035	7,446	1,103	2013	2014	2450 Parr Drive
Thomasville, GA	—	530	12,520	540	530	13,060	2,093	2011	2006	423 Covington Avenue
Three Rivers, MI	—	1,258	2,761	—	1,258	2,761	43	2018	1976	517 South Erie Southtreet
Tomball, TX	—	1,050	13,300	840	1,050	14,140	2,805	2011	2001	1221 Graham Dr
Tonganoxie, KS	—	310	3,690	76	310	3,766	353	2015	2009	120 W 8th St
Topeka, KS	—	260	12,712	—	260	12,712	2,236	2012	2011	1931 Southwest Arvonia Place
Towson, MD	—	1,180	13,280	195	1,180	13,475	2,974	2011	1973	7700 York Road
Towson, MD	—	1,715	13,115	—	1,715	13,115	154	2018	2000	8101 Bellona Avenue
Towson, MD	—	3,100	6,468	—	3,100	6,468	73	2018	1960	509 East Joppa Road
Towson, MD	—	4,527	3,128	—	4,527	3,128	44	2018	1970	7001 North Charles Street
Troy, MI	—	1,381	24,452	—	1,381	24,452	275	2018	2006	925 West South Boulevard
Troy, OH	—	200	2,000	4,254	200	6,254	2,177	1997	1997	81 S. Stanfield Rd.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Trumbull, CT	—	4,440	43,384	—	4,440	43,384	8,857	2011	2001	6949 Main Street
Tucson, AZ	—	830	6,179	3,370	830	9,549	1,678	2012	1997	5660 N. Kolb Road
Tulsa, OK	—	3,003	6,025	20	3,003	6,045	3,553	2006	1992	3219 S. 79th E. Ave.
Tulsa, OK	—	1,390	7,110	1,102	1,390	8,212	1,986	2010	1998	7220 S. Yale Ave.
Tulsa, OK	—	1,320	10,087	—	1,320	10,087	1,825	2011	2012	7902 South Mingo Road East
Tulsa, OK	—	1,100	27,007	—	1,100	27,007	1,388	2015	2017	18001 East 51st Street
Tulsa, OK	13,000	1,752	28,421	—	1,752	28,421	1,215	2017	2014	701 W 71st Street South
Tulsa, OK	—	890	9,410	—	890	9,410	308	2017	2009	7210 South Yale Avenue
Twinsburg, OH	—	1,446	5,921	—	1,446	5,921	77	2018	2014	8551 Darrow Road
Tyler, TX	—	650	5,268	—	650	5,268	1,651	2006	2007	5550 Old Jacksonville Hwy.
Union, SC	—	1,932	2,374	—	1,932	2,374	43	2018	1981	709 Rice Avenue
Valparaiso, IN	—	112	2,558	—	112	2,558	1,206	2001	1998	2601 Valparaiso St.
Valparaiso, IN	—	108	2,962	—	108	2,962	1,379	2001	1999	2501 Valparaiso St.
Vancouver, WA	—	2,503	28,401	—	2,503	28,401	316	2018	2011	2811 N.E. 139th Street
Venice, FL	—	1,150	10,674	—	1,150	10,674	2,717	2008	2009	1600 Center Rd.
Venice, FL	—	2,246	10,097	—	2,246	10,097	126	2018	1997	1450 East Venice Avenue
Vero Beach, FL	—	263	3,187	—	263	3,187	1,474	2001	1999	420 4th Ct.
Vero Beach, FL	—	297	3,263	—	297	3,263	1,518	2001	1996	410 4th Ct.
Virginia Beach, VA	—	1,540	22,593	—	1,540	22,593	2,639	2014	1993	5520 Indian River Rd
Voorhees, NJ	—	1,800	37,299	671	1,800	37,970	8,097	2011	1965	2601 Evesham Road
Voorhees, NJ	—	1,900	26,040	894	1,900	26,934	5,768	2011	1985	3001 Evesham Road
Voorhees, NJ	—	3,100	25,950	26	3,100	25,976	4,484	2011	2013	113 South Route 73
Voorhees, NJ	—	2,193	6,992	—	2,193	6,992	91	2018	2006	1086 Dumont Circle
W Palm Beach, FL	—	1,175	8,297	—	1,175	8,297	106	2018	1996	2330 Village Boulevard
W Palm Beach, FL	—	1,921	5,733	—	1,921	5,733	71	2018	1996	2300 Village Boulevard
Wabash, IN	—	670	14,588	1	670	14,589	1,825	2014	2013	20 John Kissinger Drive
Waconia, MN	—	890	14,726	4,495	890	19,221	3,580	2011	2005	500 Cherry Street
Wake Forest, NC	—	200	3,003	1,742	200	4,745	2,308	1998	1999	611 S. Brooks St.
Wallingford, PA	—	1,356	6,489	—	1,356	6,489	86	2018	1930	115 South Providence Road
Walnut Creek, CA	—	4,358	18,413	—	4,358	18,413	214	2018	1997	1975 Tice Valley Boulevard
Walnut Creek, CA	—	5,394	39,096	—	5,394	39,096	432	2018	1990	1226 Rossmoor Parkway
Walsall, UK	—	1,184	8,562	329	1,224	8,851	902	2015	2015	Little Aston Road
Wamego, KS	—	40	2,510	57	40	2,567	223	2015	1996	1607 4th St
Wareham, MA	—	875	10,313	1,701	875	12,014	5,527	2002	1989	50 Indian Neck Rd.
Warren, NJ	—	2,000	30,810	1,073	2,000	31,883	6,023	2011	1999	274 King George Rd
Waterloo, IA	—	605	3,031	—	605	3,031	39	2018	1964	201 West Ridgeway Avenue
Waukee, IA	—	1,870	31,878	1,075	1,870	32,953	5,402	2012	2007	1650 SE Holiday Crest Circle
Waxahachie, TX	—	650	5,763	—	650	5,763	1,680	2007	2008	1329 Brown St.
Wayne, NJ	—	1,427	16,751	—	1,427	16,751	237	2018	1998	800 Hamburg Turnpike
Weatherford, TX	—	660	5,261	—	660	5,261	1,662	2006	2007	1818 Martin Drive
Wellingborough, UK	—	1,480	5,724	243	1,530	5,917	681	2015	2015	159 Northampton
West Bend, WI	—	620	17,790	38	620	17,828	3,310	2010	2011	2130 Continental Dr
West Des Moines, IA	—	828	5,104	—	828	5,104	66	2018	2006	5010 Grand Ridge Drive
West Orange, NJ	—	1,347	20,467	—	1,347	20,467	274	2018	1998	510 Prospect Avenue
West Reading, PA	—	890	12,122	—	890	12,122	133	2018	1975	425 Buttonwood Street

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Westerville, OH	—	740	8,287	3,105	740	11,392	9,722	1998	2001	690 Cooper Rd.
Westerville, OH	—	1,420	5,373	—	1,420	5,373	66	2018	1982	1060 Eastwind Drive
Westerville, OH	—	1,582	10,282	—	1,582	10,282	128	2018	1980	215 Huber Village Boulevard
Westfield, IN	—	890	15,964	1	890	15,965	1,981	2014	2013	937 E. 186th Street
Westfield, NJ	—	2,270	16,589	497	2,270	17,086	4,001	2011	1970	1515 Lamberts Mill Road
Westlake, OH	—	855	11,966	—	855	11,966	143	2018	1997	28400 Center Ridge Road
Weston Super Mare, UK	—	2,517	7,054	324	2,602	7,293	1,047	2013	2011	141b Milton Road
Wheaton, MD	—	3,864	3,790	—	3,864	3,790	48	2018	1961	11901 Georgia Avenue
Whippany, NJ	—	1,571	14,982	—	1,571	14,982	180	2018	2000	18 Eden Lane
White Lake, MI	—	2,920	20,179	92	2,920	20,271	4,516	2010	2000	935 Union Lake Rd
Wichita, KS	—	1,400	11,000	—	1,400	11,000	4,844	2006	1997	505 North Maize Road
Wichita, KS	—	860	8,873	—	860	8,873	1,792	2011	2012	10604 E 13th Street North
Wichita, KS	12,779	630	19,747	—	630	19,747	3,328	2012	2009	2050 North Webb Road
Wichita, KS	—	260	2,240	129	260	2,369	207	2015	1992	900 N Bayshore Dr
Wichita, KS	—	900	10,134	—	900	10,134	1,932	2011	2012	10600 E 13th Street North
Wilkes-Barre, PA	—	753	3,457	—	753	3,457	48	2018	1970	1548 Sans Souci Parkway
Williamsburg, VA	—	1,187	5,728	—	1,187	5,728	375	2018	2000	1811 Jamestown Rd
Williamsport, PA	—	919	6,926	—	919	6,926	83	2018	1976	300 Leader Drive
Williamsport, PA	—	780	1,899	—	780	1,899	30	2018	1972	101 Leader Drive
Williamstown, KY	—	70	6,430	—	70	6,430	2,501	2005	1987	201 Kimberly Lane
Willoughby, OH	—	1,774	8,655	—	1,774	8,655	105	2018	1974	37603 Euclid Avenue
Wilmington, DE	—	800	9,494	114	800	9,608	2,193	2011	1970	810 S Broom Street
Wilmington, DE	—	1,376	13,454	—	1,376	13,454	159	2018	1998	700 1/2 Foulk Road
Wilmington, DE	—	2,843	36,959	—	2,843	36,959	419	2018	1988	5651 Limestone Road
Wilmington, DE	—	2,266	9,503	—	2,266	9,503	115	2018	1984	700 Foulk Road
Wilmington, NC	—	210	2,991	—	210	2,991	1,560	1999	1999	3501 Converse Dr.
Wilmington, NC	—	400	15,355	—	400	15,355	1,854	2014	2012	3828 Independence Blvd
Windsor, VA	—	1,148	6,514	—	1,148	6,514	443	2018	1999	23352 Courthouse Hwy
Winston-Salem, NC	—	360	2,514	459	360	2,973	1,268	2003	1996	2980 Reynolda Rd.
Winter Garden, FL	—	1,110	7,937	—	1,110	7,937	1,382	2012	2013	720 Roper Road
Winter Springs, FL	—	1,152	14,826	—	1,152	14,826	173	2018	1999	1057 Willa Springs Drive
Witherwack, UK	—	944	6,915	266	976	7,149	1,027	2013	2009	Whitchurch Road
Wolverhampton, UK	—	1,573	6,678	279	1,626	6,904	1,000	2013	2011	378 Prestonwood Road
Woodbury, MN	—	1,317	20,935	298	1,317	21,233	1,057	2017	2015	2195 Century Avenue South
Woodstock, VA	—	594	5,108	—	594	5,108	338	2018	2001	803 S Main St
Worcester, MA	—	3,500	54,099	—	3,500	54,099	13,035	2007	2009	101 Barry Road
Worcester, MA	—	2,300	9,060	6,000	2,300	15,060	4,007	2008	1993	378 Plantation St.
Yardley, PA	—	773	14,918	—	773	14,918	184	2018	1995	493 Stony Hill Road
Yardley, PA	—	1,561	9,442	—	1,561	9,442	139	2018	1990	1480 Oxford Valley Road
Yeadon, PA	—	1,075	10,694	—	1,075	10,694	121	2018	1963	14 Lincoln Avenue
York, PA	—	976	9,357	—	976	9,357	112	2018	1972	200 Pauline Drive
York, PA	—	1,050	4,212	—	1,050	4,212	60	2018	1983	2400 Kingston Court
York, PA	—	1,121	7,586	—	1,121	7,586	97	2018	1979	1770 Barley Road
York, UK	—	2,961	8,266	379	3,061	8,545	946	2014	2006	Rosetta Way, Boroughbridge Road
Youngsville, NC	—	380	10,689	—	380	10,689	1,256	2014	2013	100 Sunset Drive
Zephyrhills, FL	—	2,131	6,671	—	2,131	6,671	90	2018	1987	38220 Henry Drive
Zionsville, IN	—	1,610	22,400	1,686	1,610	24,086	5,158	2010	2009	11755 N Michigan Rd
Triple-net Total	$288,387	$1,096,169	$8,585,481	$301,960	$1,119,576	$8,864,034	$1,261,486

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Addison, IL	$6,052	$102	$19,089	$—	$102	$19,089	$—	2018	2012	303 West Lake Street
Akron, OH	—	821	12,105	1	821	12,106	2,993	2012	2010	701 White Pond Drive
Allen, TX	—	726	14,196	1,221	726	15,417	4,722	2012	2006	1105 N Central Expressway
Alpharetta, GA	—	476	14,757	448	476	15,205	5,141	2011	2003	11975 Morris Road
Alpharetta, GA	—	1,862	—	—	1,862	—	—	2011	1900	940 North Point Parkway
Alpharetta, GA	—	548	17,103	548	548	17,651	6,275	2011	2007	3300 Old Milton Parkway
Alpharetta, GA	—	773	18,902	1,640	773	20,542	6,627	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	—	1,769	36,152	1,805	1,769	37,957	13,445	2011	1999	3400-C Old Milton Parkway
Anderson, IN	—	584	21,077	—	584	21,077	1,300	2017	2016	3125 S. Scatterfield Rd.
Arcadia, CA	—	5,408	23,219	4,567	5,618	27,576	10,909	2006	1984	301 W. Huntington Drive
Arlington, TX	—	82	18,243	402	82	18,645	3,550	2012	2012	902 W. Randol Mill Road
Atlanta, GA	—	4,931	18,720	7,068	5,387	25,332	11,504	2006	1991	755 Mt. Vernon Hwy.
Atlanta, GA	—	1,947	24,248	1,973	2,184	25,984	7,822	2012	1984	975 Johnson Ferry Road
Atlanta, GA	—	—	43,425	1,972	—	45,397	12,796	2012	2006	5670 Peachtree-Dunwoody Road
Austin, TX	—	1,066	10,112	—	1,066	10,112	499	2017	2017	5301-B Davis Lane
Bardstown, KY	—	273	7,966	42	274	8,007	1,409	2010	2006	4359 New Shepherdsville Rd
Bartlett, TN	—	187	15,015	2,225	187	17,240	6,860	2007	2004	2996 Kate Bond Rd.
Bel Air, MD	—	—	24,769	49	—	24,818	1,724	2014	2016	12 Medstar Boulevard
Bellevue, NE	—	—	16,680	2	—	16,682	5,283	2010	2010	2510 Bellevue Medical Center Drive
Bettendorf, IA	—	—	7,110	73	—	7,183	748	2013	2014	2140 53rd Avenue
Beverly Hills, CA	—	20,766	40,730	3,400	20,766	44,130	6,159	2015	1946	9675 Brighton Way
Beverly Hills, CA	—	18,863	1,192	208	18,885	1,378	684	2015	1955	415 North Bedford
Beverly Hills, CA	—	19,863	31,690	1,058	19,863	32,748	4,403	2015	1946	416 North Bedford
Beverly Hills, CA	33,729	32,603	28,639	812	32,603	29,451	5,043	2015	1950	435 North Bedford
Beverly Hills, CA	78,271	52,772	87,366	510	52,772	87,876	11,291	2015	1989	436 North Bedford
Birmingham, AL	—	52	10,201	639	52	10,840	4,243	2006	1971	801 Princeton Avenue SW
Birmingham, AL	—	124	11,733	2,047	124	13,780	4,905	2006	1985	817 Princeton Avenue SW
Birmingham, AL	—	476	18,726	2,196	476	20,922	7,981	2006	1989	833 Princeton Avenue SW
Birmingham, AL	8,626	896	13,755	—	896	13,755	—	2018	1985	3485 Independence Drive
Boardman, OH	—	80	12,161	40	80	12,201	4,585	2010	2007	8423 Market St
Boca Raton, FL	—	31	12,312	896	251	12,988	3,622	2012	1993	9960 S. Central Park Boulevard
Boca Raton, FL	—	109	34,002	3,823	214	37,720	14,246	2006	1995	9970 S. Central Park Blvd.
Boerne, TX	—	50	12,951	454	86	13,369	3,535	2011	2007	134 Menger Springs Road
Boynton Beach, FL	—	2,048	7,692	1,374	2,185	8,929	3,798	2006	1995	8188 Jog Rd.
Boynton Beach, FL	—	2,048	7,403	1,631	2,185	8,897	3,902	2006	1997	8200 Jog Road
Boynton Beach, FL	—	214	5,611	8,423	320	13,928	5,714	2007	1996	10075 Jog Rd.
Boynton Beach, FL	—	13,324	40,369	2,925	14,049	42,569	11,591	2013	1995	10301 Hagen Ranch Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Bradenton, FL	—	1,184	9,799	417	1,184	10,216	1,896	2014	1975	315 75th Street West
Bradenton, FL	—	1,035	4,298	17	1,035	4,315	889	2014	2006	7005 Cortez Road West
Brandon, FL	—	1,437	7,006	—	1,437	7,006	182	2018	2016	2020 Town Center Boulevard
Bridgeton, MO	—	1,701	6,228	193	1,501	6,621	649	2017	2008	3440 De Paul Ln.
Bridgeton, MO	—	450	21,221	265	450	21,486	6,906	2010	2006	12266 DePaul Dr
Buckhurst Hill, UK	—	11,989	50,907	—	11,989	50,907	4,885	2015	2013	High Road
Burleson, TX	—	10	12,611	731	10	13,342	4,177	2011	2007	12001 South Freeway
Burnsville, MN	—	—	31,596	1,463	—	33,059	8,685	2013	2014	14101 Fairview Dr
Carmel, IN	—	2,280	19,238	944	2,475	19,987	7,581	2011	2005	12188-A North Meridian Street
Carmel, IN	—	2,026	21,559	186	2,186	21,585	8,691	2011	2007	12188-B North Meridian Street
Castle Rock, CO	—	80	13,004	586	79	13,591	3,008	2014	2013	2352 Meadows Boulevard
Castle Rock, CO	—	—	11,795	165	—	11,960	483	2016	2017	Meadows Boulevard
Cedar Park, TX	—	132	23,753	—	132	23,753	1,819	2017	2014	1401 Medical Parkway, Building 2
Chapel Hill, NC	5,259	1,970	8,874	—	1,970	8,874	—	2018	2007	6011 Farrington Road
Chapel Hill, NC	5,259	1,970	8,925	—	1,970	8,925	—	2018	2007	6013 Farrington Road
Chapel Hill, NC	14,949	5,681	25,035	—	5,681	25,035	—	2018	2006	2226 North Carolina Highway 54
Charleston, SC	—	2,773	25,928	124	2,815	26,010	4,988	2014	2009	325 Folly Road
Cincinnati, OH	—	—	17,880	250	2	18,128	3,561	2012	2013	3301 Mercy Health Boulevard
Claremore, OK	—	132	11,173	76	132	11,249	3,318	2007	2005	1501 N. Florence Ave.
Clarkson Valley, MO	—	—	35,592	—	—	35,592	12,590	2009	2010	15945 Clayton Rd
Clear Lake, TX	—	—	13,882	20	—	13,902	1,504	2013	2014	1010 South Ponds Drive
Columbia, MD	—	23	33,885	1,766	9,353	26,321	6,522	2015	1982	5450 & 5500 Knoll N Dr.
Columbia, MD	—	12,159	72,636	—	12,159	72,636	249	2018	2009	10710 Charter Drive
Columbia, MD	—	2,333	19,232	1,567	2,333	20,799	4,971	2012	2002	10700 Charter Drive
Coon Rapids, MN	—	—	26,679	1,123	—	27,802	5,356	2013	2014	11850 Blackfoot Street NW
Costa Mesa, CA	22,020	22,033	24,332	179	22,033	24,511	3,664	2017	2007	1640 Newport Boulevard
Cypress, TX	—	1,287	—	—	1,287	—	—	2016	1900	14940 Mueschke Road
Dade City, FL	—	1,211	5,511	—	1,211	5,511	1,476	2011	1998	13413 US Hwy 301
Dallas, TX	—	122	15,418	—	122	15,418	1,681	2013	2014	8196 Walnut Hill Lane
Dallas, TX	—	137	28,690	3,836	137	32,526	13,032	2006	1995	9330 Poppy Dr.
Dallas, TX	—	462	52,488	2,070	462	54,558	11,436	2012	2004	7115 Greenville Avenue
Dallas, TX	—	6,086	18,007	—	6,086	18,007	373	2018	2010	10740 North Central Expressway
Dayton, OH	—	730	6,919	362	730	7,281	3,039	2011	1988	1530 Needmore Road
Deerfield Beach, FL	—	2,408	7,809	793	2,540	8,470	3,356	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	—	1,882	34,767	7,280	2,449	41,480	18,890	2006	1985	5130-5150 Linton Blvd.
Durham, NC	—	1,212	22,858	2	1,212	22,860	3,958	2013	2012	1823 Hillandale Road
Edina, MN	—	310	15,132	989	310	16,121	4,820	2010	2003	8100 W 78th St
El Paso, TX	—	677	17,075	2,457	677	19,532	8,868	2006	1997	2400 Trawood Dr.
Elmhurst, IL	—	41	39,562	—	41	39,562	—	2018	2011	133 E Brush Hill Road
Everett, WA	—	4,842	26,010	1	4,842	26,011	7,650	2010	2011	13020 Meridian Ave. S.
Fenton, MO	10,559	958	27,485	439	958	27,924	7,480	2013	2009	1011 Bowles Avenue
Fenton, MO	—	369	13,911	357	369	14,268	2,793	2013	2009	1055 Bowles Avenue
Florham Park, NJ	—	8,578	61,779	—	8,578	61,779	1,953	2017	2017	150 Park Avenue

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Flower Mound, TX	—	737	9,276	—	737	9,276	1,475	2015	2014	2560 Central Park Avenue
Flower Mound, TX	—	4,164	27,027	962	4,164	27,989	4,930	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	—	4,620	—	—	4,620	—	—	2014	1900	Medical Arts Drive
Fort Wayne, IN	—	1,105	22,836	—	1,105	22,836	5,324	2012	2004	7916 Jefferson Boulevard
Fort Worth, TX	—	462	26,020	373	462	26,393	5,128	2012	2012	10840 Texas Health Trail
Fort Worth, TX	—	401	6,099	1	401	6,100	1,227	2014	2007	7200 Oakmont Boulevard
Franklin, TN	—	2,338	12,138	2,821	2,338	14,959	6,092	2007	1988	100 Covey Drive
Frisco, TX	—	—	18,635	1,534	—	20,169	7,805	2007	2004	4401 Coit Road
Frisco, TX	—	—	15,309	2,549	—	17,858	7,344	2007	2004	4461 Coit Road
Fullerton, CA	—	5,477	53,890	433	5,477	54,323	3,694	2014	2007	1950 Sunny Crest Drive
Gallatin, TN	—	20	21,801	1,868	44	23,645	8,066	2010	1997	300 Steam Plant Rd
Gardendale, AL	4,300	1,150	8,162	—	1,150	8,162	—	2018	2005	2217 Decatur Highway
Gig Harbor, WA	—	80	30,810	982	80	31,792	3,944	2010	2009	11511 Canterwood Blvd. NW
Glendale, CA	—	37	18,398	1,651	37	20,049	6,951	2007	2002	222 W. Eulalia St.
Gloucester, VA	—	2,128	9,169	—	2,128	9,169	—	2018	2008	5659 Parkway Drive
Grand Prairie, TX	—	981	6,086	—	981	6,086	2,096	2012	2009	2740 N State Hwy 360
Grapevine, TX	—	—	5,943	4,778	2,081	8,640	1,603	2014	2002	2040 W State Hwy 114
Grapevine, TX	—	3,365	15,669	1,661	3,365	17,330	3,778	2014	2002	2020 W State Hwy 114
Greeneville, TN	—	970	10,104	74	970	10,178	3,880	2010	2005	438 East Vann Rd
Greenwood, IN	—	8,316	26,384	—	8,316	26,384	6,879	2012	2010	1260 Innovation Parkway
Greenwood, IN	—	2,098	21,538	638	2,098	22,176	3,486	2014	2013	3000 S State Road 135
Greenwood, IN	—	1,262	7,045	8	1,262	7,053	1,589	2014	2010	333 E County Line Road
High Point, NC	—	2,659	29,069	165	2,659	29,234	6,581	2012	2010	4515 Premier Drive
Highland, IL	—	—	8,834	—	—	8,834	1,598	2012	2013	12860 Troxler Avenue
Houston, TX	—	10,403	—	—	10,403	—	6	2011	1900	F.M. 1960 & Northgate Forest Dr.
Houston, TX	—	5,837	33,128	150	5,837	33,278	11,293	2012	2005	15655 Cypress Woods Medical Dr.
Houston, TX	—	3,102	32,323	4,489	3,242	36,672	7,580	2014	2014	1900 N Loop W Freeway
Houston, TX	—	3,688	13,313	132	3,688	13,445	3,449	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	—	1,099	1,604	80,605	12,815	70,493	14,163	2012	1998	2727 W Holcombe Boulevard
Houston, TX	3,899	377	13,726	—	377	13,726	—	2018	2011	20207 Chasewood Park Drive
Howell, MI	—	2,000	13,928	803	2,000	14,731	459	2016	2017	1225 South Latson Road
Hudson, OH	—	2,587	13,720	688	2,868	14,127	4,921	2012	2006	5655 Hudson Drive
Humble, TX	—	—	9,941	—	—	9,941	1,036	2013	2014	8233 N. Sam Houston Parkway E.
Jackson, MI	—	607	17,367	130	668	17,436	4,502	2013	2009	1201 E Michigan Avenue
Jupiter, FL	—	2,252	11,415	3,422	2,636	14,453	5,598	2006	2001	550 Heritage Dr.
Jupiter, FL	—	2,825	5,858	1,082	3,036	6,729	3,037	2007	2004	600 Heritage Dr.
Killeen, TX	—	—	3,756	—	—	3,756	325	2018	1990	2301 S. Clear Creek
Killeen, TX	—	760	22,878	305	795	23,148	7,882	2010	2010	2405 Clear Creek Rd
Killeen, TX	—	1,907	3,575	—	1,907	3,575	566	2011	2012	5702 E Central Texas Expressway
Kyle, TX	—	2,569	14,384	538	2,569	14,922	2,962	2014	2011	135 Bunton Creek Road
La Jolla, CA	—	12,855	32,658	705	12,855	33,363	5,946	2015	1989	4150 Regents Park Row
La Jolla, CA	—	9,425	26,525	542	9,425	27,067	3,912	2015	1988	4120 & 4130 La Jolla Village Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
La Quinta, CA	—	3,266	22,066	197	3,279	22,250	4,719	2014	2006	47647 Caleo Bay Drive
Lacey, WA	6,768	1,751	10,383	—	1,751	10,383	—	2018	1971	2555 Marvin Road Northeast
Lake St Louis, MO	—	240	14,249	204	240	14,453	5,048	2010	2008	400 Medical Dr
Lakeway, TX	—	2,801	—	—	2,801	—	—	2007	1900	Lohmans Crossing Road
Lakewood, CA	—	146	14,885	2,294	146	17,179	6,528	2006	1993	5750 Downey Ave.
Lakewood, WA	—	72	16,017	676	72	16,693	3,952	2012	2005	11307 Bridgeport Way SW
Land O Lakes, FL	—	3,025	26,249	—	3,025	26,249	1,096	2017	2009	2100 Via Bella
Land O Lakes, FL	—	1,376	6,750	—	1,376	6,750	313	2017	2011	2150 Via Bella
Las Vegas, NV	—	6,127	—	—	6,127	—	—	2007	1900	SW corner of Deer Springs Way and Riley Street
Las Vegas, NV	—	2,319	4,612	1,214	2,319	5,826	2,708	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	—	74	15,287	1,484	74	16,771	6,416	2006	2000	1815 E. Lake Mead Blvd.
Las Vegas, NV	—	433	6,921	214	433	7,135	3,196	2007	1997	1776 E. Warm Springs Rd.
Lenexa, KS	—	540	17,926	290	540	18,216	5,492	2010	2008	23401 Prairie Star Pkwy
Lenexa, KS	—	100	13,766	—	100	13,766	1,751	2013	2013	23351 Prairie Star Parkway
Lincoln, NE	—	1,420	29,723	1,052	1,420	30,775	10,875	2010	2003	575 South 70th St
London, UK	—	5,229	11,551	—	5,229	11,551	1,108	2015	2007	17-19 View Road
London, UK	—	17,983	157,802	—	17,983	157,802	15,142	2015	2010	53 Parkside
London, UK	—	4,081	28,107	—	4,081	28,107	2,697	2015	2003	49 Parkside
Los Alamitos, CA	—	39	18,635	1,114	39	19,749	7,389	2007	2003	3771 Katella Ave.
Los Gatos, CA	—	488	22,386	2,410	488	24,796	11,137	2006	1993	555 Knowles Dr.
Loxahatchee, FL	—	1,637	5,048	1,280	1,719	6,246	2,713	2006	1997	12977 Southern Blvd.
Loxahatchee, FL	—	1,340	6,509	1,464	1,440	7,873	3,144	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	—	1,553	4,694	1,544	1,650	6,141	2,655	2006	1994	12983 Southern Blvd.
Lynbrook, NY	27,745	10,028	37,319	—	10,028	37,319	—	2018	1962	444 Merrick Road
Marietta, GA	—	2,682	20,053	1,409	2,703	21,441	2,224	2016	2016	4800 Olde Towne Parkway
Melbourne, FL	—	3,439	50,461	802	3,538	51,164	9,227	2014	2009	2222 South Harbor City Boulevard
Menasha, WI	—	1,374	13,861	2,940	1,345	16,830	2,099	2016	1994	1550 Midway Place
Merced, CA	—	—	13,772	815	—	14,587	5,015	2009	2010	315 Mercy Ave.
Merriam, KS	—	176	8,005	1,088	176	9,093	3,256	2011	1972	8800 West 75th Street
Merriam, KS	—	—	10,222	4,517	444	14,295	5,210	2011	1977	8901 West 74th Street
Merriam, KS	—	1,257	24,911	64	1,257	24,975	6,116	2013	2009	9301 West 74th Street
Merrillville, IN	—	—	22,134	915	—	23,049	7,183	2008	2006	101 E. 87th Ave.
Mesa, AZ	—	1,558	9,561	1,347	1,558	10,908	4,756	2008	1989	6424 East Broadway Road
Mesquite, TX	—	496	3,834	—	496	3,834	1,035	2012	2012	1575 I-30
Mission Hills, CA	23,835	—	42,276	6,672	4,791	44,157	8,540	2014	1986	11550 Indian Hills Road
Missouri City, TX	—	1,360	7,146	62	1,360	7,208	420	2015	2016	7010 Highway 6
Mobile, AL	16,028	2,759	25,180	—	2,759	25,180	—	2018	2003	6144 Airport Boulevard
Moline, IL	—	—	8,783	69	—	8,852	1,179	2012	2013	3900 28th Avenue Drive
Monticello, MN	6,976	61	18,489	131	61	18,620	3,986	2012	2008	1001 Hart Boulevard
Moorestown, NJ	—	6	50,896	694	362	51,234	12,506	2011	2012	401 Young Avenue
Morrow, GA	—	818	8,064	272	845	8,309	4,320	2007	1990	6635 Lake Drive
Mount Juliet, TN	—	1,566	11,697	1,734	1,601	13,396	5,609	2007	2005	5002 Crossings Circle

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Mount Vernon, IL	—	—	24,892	25	—	24,917	6,306	2011	2012	2 Good Samaritan Way
Murrieta, CA	—	—	47,190	63	—	47,253	18,061	2010	2011	28078 Baxter Rd.
Murrieta, CA	—	3,800	—	—	3,800	—	—	2014	1900	28078 Baxter Rd.
Nashville, TN	—	1,806	7,165	3,728	1,942	10,757	4,509	2006	1986	310 25th Ave. N.
Nassau Bay, TX	—	378	29,947	—	378	29,947	7,296	2012	1981	18100 St John Drive
Nassau Bay, TX	—	91	10,613	1,386	91	11,999	3,829	2012	1986	2060 Space Park Drive
New Albany, IN	—	2,411	16,494	30	2,411	16,524	2,981	2014	2001	2210 Green Valley Road
Niagara Falls, NY	—	1,433	10,891	441	1,721	11,044	5,761	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	—	454	8,362	310	454	8,672	3,298	2007	2004	6930 Williams Rd
Oklahoma City, OK	—	216	19,135	398	216	19,533	5,116	2013	2008	535 NW 9th Street
Oro Valley, AZ	—	89	18,339	1,052	89	19,391	6,798	2007	2004	1521 East Tangerine Rd.
Palmer, AK	—	283	8,335	—	283	8,335	171	2017	2018	2480 S Woodworth Loop
Palmer, AK	—	217	29,705	1,442	217	31,147	10,991	2007	2006	2490 South Woodworth Loop
Pasadena, TX	—	1,700	8,009	—	1,700	8,009	1,102	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	—	1,500	11,253	11	1,500	11,264	1,457	2012	2013	2515 Business Center Drive
Pearland, TX	—	9,594	32,753	191	9,807	32,731	5,033	2014	2013	11511 Shadow Creek Parkway
Pendleton, OR	—	—	10,312	380	—	10,692	1,362	2012	2013	3001 St. Anthony Way
Phoenix, AZ	—	1,149	48,018	13,128	1,149	61,146	25,399	2006	1998	2222 E. Highland Ave.
Pineville, NC	—	961	6,974	2,507	1,077	9,365	4,615	2006	1988	10512 Park Rd.
Plano, TX	—	5,423	20,698	554	5,423	21,252	12,431	2008	2007	6957 Plano Parkway
Plano, TX	—	793	83,209	2,668	793	85,877	20,969	2012	2005	6020 West Parker Road
Plantation, FL	—	8,563	10,666	4,461	8,575	15,115	7,703	2006	1997	851-865 SW 78th Ave.
Plantation, FL	—	8,848	9,262	1,442	8,908	10,644	6,782	2006	1996	600 Pine Island Rd.
Port Orchard, WA	10,172	2,810	22,716	—	2,810	22,716	—	2018	1995	450 South Kitsap Boulevard
Portland, ME	—	655	25,529	—	655	25,529	7,892	2011	2008	195 Fore River Parkway
Redmond, WA	—	5,015	26,697	1,080	5,015	27,777	8,340	2010	2011	18000 NE Union Hill Rd.
Reno, NV	—	1,117	21,972	2,068	1,117	24,040	9,409	2006	1991	343 Elm St.
Richmond, TX	—	2,000	9,118	7	2,000	9,125	627	2015	2016	22121 FM 1093 Road
Richmond, VA	—	2,969	26,697	882	3,059	27,489	8,796	2012	2008	7001 Forest Avenue
Rockwall, TX	—	132	17,197	143	132	17,340	4,240	2012	2008	3142 Horizon Road
Rogers, AR	—	1,062	28,680	3,206	1,062	31,886	9,999	2011	2008	2708 Rife Medical Lane
Rolla, MO	—	1,931	47,639	1	1,931	47,640	12,977	2011	2009	1605 Martin Spring Drive
Roswell, NM	—	183	5,850	—	183	5,850	1,870	2011	2004	601 West Country Club Road
Roswell, NM	—	883	15,984	41	883	16,025	4,578	2011	2006	350 West Country Club Road
Roswell, NM	—	762	17,171	—	762	17,171	4,082	2011	2009	300 West Country Club Road
Sacramento, CA	—	866	12,756	2,023	869	14,776	5,835	2006	1990	8120 Timberlake Way
Salem, NH	—	1,655	14,050	46	1,681	14,070	3,046	2014	2013	31 Stiles Road
San Antonio, TX	—	1,057	10,101	—	1,057	10,101	4,943	2006	1999	19016 Stone Oak Pkwy.
San Antonio, TX	—	1,038	9,173	1,758	1,096	10,873	5,389	2006	1999	540 Stone Oak Centre Drive
San Antonio, TX	—	4,518	31,041	4,087	4,593	35,053	10,558	2012	1986	5282 Medical Drive
San Antonio, TX	—	900	17,288	798	938	18,048	4,489	2014	2007	3903 Wiseman Boulevard
San Antonio, TX	—	3,050	12,073	—	3,050	12,073	47	2016	2017	5206 Research Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Santa Clarita, CA	—	—	2,338	20,485	5,304	17,519	3,177	2014	1976	23861 McBean Parkway
Santa Clarita, CA	—	—	28,384	1,866	5,277	24,973	4,346	2014	1998	23929 McBean Parkway
Santa Clarita, CA	—	278	185	11,594	11,872	185	151	2014	1996	23871 McBean Parkway
Santa Clarita, CA	25,000	295	40,257	60	295	40,317	5,184	2014	2013	23803 McBean Parkway
Santa Clarita, CA	—	—	20,618	919	4,407	17,130	3,150	2014	1989	24355 Lyons Avenue
Sarasota, FL	—	62	47,325	4,118	62	51,443	13,413	2012	1990	1921 Waldemere Street
Seattle, WA	—	4,410	38,428	392	4,410	38,820	15,744	2010	2010	5350 Tallman Ave
Sewell, NJ	—	60	57,929	846	164	58,671	23,914	2007	2009	239 Hurffville-Cross Keys Road
Sewell, NJ	—	1,242	11,616	—	1,242	11,616	—	2018	2007	556 Egg Harbor Road
Shakopee, MN	5,654	508	11,412	851	509	12,262	4,159	2010	1996	1515 St Francis Ave
Shakopee, MN	9,541	707	18,089	95	773	18,118	5,061	2010	2007	1601 St Francis Ave
Shenandoah, TX	—	—	21,135	62	24	21,173	2,117	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	—	—	32,186	3,228	3,121	32,293	6,038	2014	1969	4955 Van Nuys Boulevard
Silverdale, WA	13,378	3,451	21,176	—	3,451	21,176	—	2018	2004	2200 NW Myhre Road
Somerville, NJ	—	3,400	22,244	2	3,400	22,246	5,793	2008	2007	30 Rehill Avenue
Southlake, TX	—	3,000	—	—	3,000	—	—	2014	1900	Central Avenue
Southlake, TX	—	592	18,243	1,821	592	20,064	5,076	2012	2004	1545 East Southlake Boulevard
Southlake, TX	—	698	30,549	3,915	698	34,464	7,578	2012	2004	1545 East Southlake Boulevard
Springfield, IL	—	1,569	10,350	—	1,568	10,351	1,244	2010	2011	1100 East Lincolnshire Blvd
Springfield, IL	—	177	3,519	31	177	3,550	440	2010	2011	2801 Mathers Rd.
St Paul, MN	—	49	37,695	348	49	38,043	5,050	2014	2006	225 Smith Avenue N.
St. Louis, MO	—	336	17,247	2,068	336	19,315	7,425	2007	2001	2325 Dougherty Rd.
St. Paul, MN	—	2,706	39,507	309	2,701	39,821	12,101	2011	2007	435 Phalen Boulevard
Stamford, CT	—	—	41,153	3,071	—	44,224	2,403	2015	2016	29 Hospital Plaza
Suffern, NY	—	653	37,255	283	698	37,493	11,886	2011	2007	257 Lafayette Avenue
Suffolk, VA	—	1,566	11,511	68	1,620	11,525	4,693	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	—	3,543	15,532	—	3,543	15,532	5,290	2012	2005	11555 University Boulevard
Tacoma, WA	—	—	64,307	—	—	64,307	17,445	2011	2013	1608 South J Street
Tallahassee, FL	—	—	17,449	—	—	17,449	5,855	2010	2011	One Healing Place
Tampa, FL	—	4,319	12,234	—	4,319	12,234	2,803	2011	2003	14547 Bruce B Downs Blvd
Tampa, FL	—	1,462	7,270	—	1,462	7,270	331	2017	1996	12500 N Dale Mabry
Temple, TX	—	2,900	9,954	26	2,900	9,980	1,628	2011	2012	2601 Thornton Lane
Timonium, MD	—	8,829	12,568	30	8,850	12,577	794	2015	2017	2118 Greenspring Drive
Tucson, AZ	—	1,302	4,925	990	1,325	5,892	2,886	2008	1995	2055 W. Hospital Dr.
Tustin, CA	—	3,345	541	325	3,345	866	290	2015	1976	14591 Newport Ave
Tustin, CA	—	3,361	12,039	1,880	3,361	13,919	2,891	2015	1985	14642 Newport Ave
Van Nuys, CA	—	—	36,187	—	—	36,187	9,842	2009	1991	6815 Noble Ave.
Voorhees, NJ	—	6,404	24,251	1,816	6,477	25,994	9,866	2006	1997	900 Centennial Blvd.
Voorhees, NJ	—	6	96,075	447	99	96,429	25,331	2010	2012	200 Bowman Drive
Waco, TX	—	601	2,594	—	601	2,594	—	2018	2000	6600 Fish Pond Rd
Waco, TX	14,930	2,250	28,632	—	2,250	28,632	—	2018	1981	601 Highway 6 West
Washington, PA	19,425	3,981	31,706	—	3,981	31,706	—	2018	2010	100 Trich Drive
Wausau, WI	—	2,050	12,175	—	2,050	12,175	788	2015	2017	1901 Westwood Center Boulevard

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Waxahachie, TX	—	—	18,784	230	303	18,711	1,749	2016	2014	2460 N I-35 East
Wellington, FL	—	107	16,933	2,705	326	19,419	7,051	2006	2000	10115 Forest Hill Blvd.
Wellington, FL	—	388	13,697	1,756	580	15,261	5,163	2007	2003	1395 State Rd. 7
West Seneca, NY	—	917	22,435	4,230	1,665	25,917	10,390	2007	1990	550 Orchard Park Rd
Westlake Village, CA	6,360	2,487	9,776	—	2,487	9,776	154	2018	1989	1220 La Venta Drive
Westlake Village, CA	8,002	2,553	15,851	—	2,553	15,851	214	2018	1975	1250 La Venta Drive
Woodbridge, VA	—	346	16,629	—	346	16,629	—	2018	2012	12825 Minnieville Road
Zephyrhills, FL	—	3,875	27,270	—	3,875	27,270	6,850	2011	1974	38135 Market Square Dr
Zephyrhills, FL	—	5,927	29,082	—	5,927	29,082	742	2018	2016	2352 Bruce B Downs Boulevard
Outpatient Medical Total	$386,737	$645,891	$5,233,682	$357,411	$712,257	$5,524,727	$1,276,138

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Agawam, MA	$—	$880	$10,044	$—	$—	$8,696	$—	2011	1996	153 Cardinal Drive
Agawam, MA	—	1,230	13,618	—	—	6,074	—	2011	1975	61 Cooper Street
Agawam, MA	—	930	15,304	—	—	6,511	—	2011	1970	55 Cooper Street
Agawam, MA	—	920	10,661	—	—	4,592	—	2011	1985	464 Main Street
Agawam, MA	—	920	10,562	—	—	4,537	—	2011	1967	65 Cooper Street
Ayer, MA	—	—	22,074	—	—	8,691	—	2011	1988	400 Groton Road
Beachwood, OH	—	1,260	23,478	—	—	10,503	—	2001	1990	3800 Park East Drive
Birmingham, UKG	—	4	21,321	—	—	13,200	—	2013	2006	5 Church Road, Edgbaston
Bridgewater, NJ	—	1,850	3,050	—	—	3,342	—	2004	1970	875 Route 202/206 North
Broadview Heights, OH	—	920	12,400	—	—	9,590	—	2001	1984	2801 E. Royalton Rd.
Canton, MA	—	820	8,201	—	—	2,626	—	2002	1993	One Meadowbrook Way
Centerville, MA	—	1,300	27,357	—	—	23,139	—	2011	1998	22 Richardson Road
Charles Town, WV	—	230	22,834	—	—	18,509	—	2011	1997	219 Prospect Ave
Cinnaminson, NJ	—	860	6,663	—	—	6,014	—	2011	1965	1700 Wynwood Drive
Cloquet, MN	—	340	4,660	—	—	4,285	—	2011	2006	705 Horizon Circle
Concord, NH	—	720	3,041	—	—	3,344	—	2011	1926	227 Pleasant Street
Dallas, TX	—	1,080	9,655	—	—	4,412	—	2011	1997	3611 Dickason Avenue
Gettysburg, PA	—	590	8,913	—	—	7,501	—	2011	1987	867 York Road
Glastonbury, CT	—	1,950	9,532	—	—	5,500	—	2011	1966	72 Salmon Brook Drive
Hamburg, PA	—	840	10,543	—	—	8,994	—	2011	1966	125 Holly Road
Houston, TX	—	5,090	9,471	—	—	7,840	—	2007	2009	15015 Cypress Woods Medical Drive
Lancaster, NH	—	160	434	—	—	493	—	2011	1905	63 Country Village Road
Langhorne, PA	—	1,350	24,881	—	—	3,551	—	2011	1979	262 Toll Gate Road
Lowell, MA	—	1,070	13,481	—	—	1,960	—	2011	1975	841 Merrimack Street
Lowell, MA	—	680	3,378	—	—	3,155	—	2011	1969	30 Princeton Blvd
Mendham, NJ	—	1,240	27,169	—	—	23,295	—	2011	1968	84 Cold Hill Road
Merriam, KS	—	—	1,996	—	—	—	—	2011	1980	7301 Frontage Street
Merriam, KS	—	—	5,862	—	—	—	—	2011	1985	9119 West 74th Street
Middletown, RI	—	2,480	24,628	—	—	21,727	—	2011	1998	303 Valley Road
Millville, NJ	—	840	29,944	—	—	24,559	—	2011	1986	54 Sharp Street
Monroe Twp, NJ	—	1,160	13,193	—	—	11,403	—	2011	1996	292 Applegarth Road
Mystic, CT	—	1,400	18,274	—	—	15,316	—	2011	2001	20 Academy Lane Mystic
Niantic, CT	—	1,320	25,986	—	—	25,167	—	2011	2001	417 Main Street
North Cape May, NJ	—	77	151	48	—	276	—	2015	1988	610 Town Bank Road
North Cape May, NJ	—	600	22,266	—	—	18,270	—	2011	1995	700 Townbank Road
Palm Springs, FL	—	739	4,066	—	—	2,061	—	2006	1993	1640 S. Congress Ave.
Palm Springs, FL	—	1,182	7,765	—	—	3,477	—	2006	1997	1630 S. Congress Ave.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Pennsauken, NJ	—	900	10,780	—	—	9,172	—	2011	1985	5101 North Park Drive
Providence, RI	—	2,655	21,910	—	—	16,021	—	2011	1998	700 Smith Street
Rockville, CT	—	1,500	4,835	—	—	5,073	—	2011	1960	1253 Hartford Turnpike
Sanatoga, PA	—	980	30,695	—	—	14,166	—	2011	1993	225 Evergreen Road
South Boston, MA	—	385	2,002	1,525	—	3,912	—	1995	1961	804 E. Seventh St.
South Windsor, CT	—	3,000	29,295	—	—	26,338	—	2011	1999	432 Buckland Road
Swanton, OH	—	330	6,370	—	—	4,160	—	2004	1950	401 W. Airport Hwy.
Troy, OH	—	470	16,730	—	—	10,730	—	2004	1971	512 Crescent Drive
Trumbull, CT	—	2,850	37,685	—	—	32,020	—	2011	1998	2750 Reservoir Avenue
Wallingford, CT	—	490	1,210	—	—	727	—	2011	1962	35 Marc Drive
Warwick, RI	—	2,400	24,635	—	—	21,633	—	2011	1998	75 Minnesota Avenue
Waterbury, CT	—	2,460	39,547	—	—	30,909	—	2011	1998	180 Scott Road
West Chester, PA	—	1,350	29,237	—	—	24,564	—	2011	1974	800 West Miner Street
West Orange, NJ	—	2,280	10,687	—	—	10,571	—	2011	1963	20 Summit Street
Westlake, OH	—	1,330	17,926	—	—	8,673	—	2001	1985	27601 Westchester Pkwy.
Wilbraham, MA	—	660	17,639	—	—	14,484	—	2011	2000	2387 Boston Road
Wilkes-Barre, PA	—	570	2,301	—	—	1,176	—	2011	1992	300 Courtright Street
Windsor, CT	—	2,250	8,539	—	—	10,218	—	2011	1969	One Emerson Drive
Windsor, CT	—	1,800	600	424	—	2,824	—	2011	1974	One Emerson Drive
Wyncote, PA	—	2,700	22,244	—	—	20,290	—	2011	1960	1245 Church Road
Assets Held For Sale Total	$—	$68,392	$821,723	$1,997	$—	$590,271	$—

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation
Summary:
Seniors Housing Operating	$1,810,587	$1,331,171	$14,047,033	$1,206,757	$1,373,258	$15,211,900	$2,962,334
Triple-net	288,387	1,096,169	8,585,481	301,960	1,119,576	8,864,034	1,261,486
Outpatient Medical	386,737	645,891	5,233,682	357,411	712,257	5,524,727	1,276,138
Construction in progress	—	—	194,365	—	—	194,365	—

Total continuing operating properties	2,485,711	3,073,231	28,060,561	1,866,128	3,205,091	29,795,026	5,499,958

Assets held for sale	—	68,392	821,723	1,997	—	590,271	—

Total investments in real property owned	$2,485,711	$3,141,623	$28,882,284	$1,868,125	$3,205,091	$30,385,297	$5,499,958
(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.
(2) Represents real property asset associated with a capital lease.

	Year Ended December 31,
	2018	2017	2016
		(in thousands)
Investment in real estate:
Beginning balance	$30,581,948	$30,041,058	$29,865,490
Acquisitions and development	4,598,670	1,276,636	2,834,279
Improvements	266,183	250,276	219,146
Deconsolidation of previously consolidated venture	—	(144,897)	—
Impairment of assets	(71,336)	(101,527)	(37,207)
Dispositions	(1,330,679)	(1,203,247)	(2,411,219)
Foreign currency translation	(454,398)	415,879	(429,431)
Other(1)	—	47,770	—
Ending balance(2)	$33,590,388	$30,581,948	$30,041,058

Accumulated depreciation:
Beginning balance	$4,838,370	$4,093,494	$3,796,297
Depreciation and amortization expenses	950,459	921,720	901,242
Amortization of above market leases	6,375	7,303	7,909
Disposition and other	(205,562)	(192,029)	(514,651)
Foreign currency translation	(89,684)	7,882	(97,303)
Ending balance	$5,499,958	$4,838,370	$4,093,494

(1) Primarily relates to the acquisition of an asset through foreclosure.
(2) The unaudited aggregate cost for tax purposes for real property equals $25,618,090,000 at December 31, 2018.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2018
				(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
California	Triple-net	8.11%	12/15/2020	$—	$—	$28,000	$9,247	$—
California	Triple-net	7.95%	1/1/2022	1	—	131,100	53,172	—
United Kingdom	Triple-net	8.54%	12/14/2018	—	—	2,678	1,284	—
United Kingdom	Triple-net	8.00%	8/24/2022	—	—	11,041	6,638	—
United Kingdom	Triple-net	8.55%	7/1/2019	—	—	14,600	14,599	—
United Kingdom	Triple-net	7.00%	3/15/2022	—	—	26,748	20,283	—
United Kingdom	Triple-net	8.28%	7/6/2019	—	—	19,131	19,131	—
Oklahoma	Triple-net	9.32%	11/1/2019	—	—	11,610	11,595	—
Pennsylvania	Triple-net	8.47%	3/1/2022	—	—	15,530	14,237	—
Florida	Triple-net	10.20%	6/23/2021	—	—	17,100	17,385	—
North Carolina	Triple-net	7.60%	12/18/2023	—	—	30,883	3,000	—
Texas	Outpatient medical	7.60%	1/19/2025	—	—	3,740	3,733	—
United Kingdom	Triple-net	8.50%	12/31/2021	—	—	19,104	6,505	—

First mortgages relating to multiple properties:
4 properties in Texas	Triple-net	7.95%	1/1/2022	1	—	106,218	65,162

Second mortgages relating to 1 property located in:
Texas	Triple-net	12.17%	5/1/2019	—	11,367	3,100	3,100

Totals					$11,367	$440,583	$249,071	$—

	Year Ended December 31,
	2018	2017	2016
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$306,120	$485,735	$635,492
Additions:
New mortgage loans	25,290	6,706	8,223
Draws on existing loans	36,458	58,224	92,815
Total Additions	61,748	64,930	101,038

Deductions:
Collections of principal	(116,905)	(180,135)	(191,134)
Conversions to real property	—	—	(45,044)
Change in allowance for loan losses and charge-offs	—	(71,535)	(3,053)
Total deductions	(116,905)	(251,670)	(239,231)
Change in balance due to foreign currency translation	(1,892)	7,125	(11,564)
Balance at end of year	$249,071	$306,120	$485,735