Form 10-Q
period 2019-03-31
WELLTOWER INC.
filed 2019-04-30
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of April 19, 2019, the registrant had 404,940,650 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	March 31, 2019 (Unaudited)	December 31, 2018 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,238,679	$3,205,091
Buildings and improvements	28,047,658	28,019,502
Acquired lease intangibles	1,539,363	1,581,159
Real property held for sale, net of accumulated depreciation	330,327	590,271
Construction in progress	253,478	194,365
Less accumulated depreciation and amortization	(5,670,111)	(5,499,958)
Net real property owned	27,739,394	28,090,430
Right of use assets, net	502,429	—
Real estate loans receivable, net of allowance	351,085	330,339
Net real estate investments	28,592,908	28,420,769
Other assets:
Investments in unconsolidated entities	484,265	482,914
Goodwill	68,321	68,321
Cash and cash equivalents	249,127	215,376
Restricted cash	158,312	100,753
Straight-line rent receivable	395,621	367,093
Receivables and other assets	688,782	686,846
Total other assets	2,044,428	1,921,303
Total assets	$30,637,336	$30,342,072

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$419,293	$1,147,000
Senior unsecured notes	9,632,013	9,603,299
Secured debt	2,660,190	2,476,177
Lease liabilities	426,639	70,668
Accrued expenses and other liabilities	1,000,825	1,034,283
Total liabilities	14,138,960	14,331,427
Redeemable noncontrolling interests	450,545	424,046
Equity:
Preferred stock	—	718,498
Common stock	404,509	384,465
Capital in excess of par value	19,654,137	18,424,368
Treasury stock	(74,492)	(68,499)
Cumulative net income	6,402,004	6,121,534
Cumulative dividends	(11,163,317)	(10,818,557)
Accumulated other comprehensive income (loss)	(144,618)	(129,769)
Other equity	268	294
Total Welltower Inc. stockholders’ equity	15,078,491	14,632,334
Noncontrolling interests	969,340	954,265
Total equity	16,047,831	15,586,599
Total liabilities and equity	$30,637,336	$30,342,072

NOTE: The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Resident fees and services	$868,285	$735,934
Rental income	381,084	343,369
Interest income	15,119	14,648
Other income	7,757	3,014
Total revenues	1,272,245	1,096,965

Expenses:
Property operating expenses	670,807	556,465
Depreciation and amortization	243,932	228,201
Interest expense	145,232	122,775
General and administrative expenses	35,282	33,705
Loss (gain) on derivatives and financial instruments, net	(2,487)	(7,173)
Loss (gain) on extinguishment of debt, net	15,719	11,707
Provision for loan losses	18,690	—
Impairment of assets	—	28,185
Other expenses	8,756	3,712
Total expenses	1,135,931	977,577

Income (loss) from continuing operations before income taxes and other items	136,314	119,388
Income tax (expense) benefit	(2,222)	(1,588)
Income (loss) from unconsolidated entities	(9,199)	(2,429)
Gain (loss) on real estate dispositions, net	167,409	338,184
Income (loss) from continuing operations	292,302	453,555

Net income	292,302	453,555
Less: Preferred stock dividends	—	11,676
Less: Net income (loss) attributable to noncontrolling interests(1)	11,832	4,208
Net income (loss) attributable to common stockholders	$280,470	$437,671

Average number of common shares outstanding:
Basic	391,474	371,426
Diluted	393,452	373,257

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.75	$1.22
Net income (loss) attributable to common stockholders	$0.72	$1.18

Diluted:
Income (loss) from continuing operations	$0.74	$1.22
Net income (loss) attributable to common stockholders	$0.71	$1.17

Dividends declared and paid per common share	$0.87	$0.87

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$292,302	$453,555

Other comprehensive income (loss):
Foreign currency translation gain (loss)	78,620	79,024
Derivative instruments gain (loss)	(87,682)	(62,698)
Total other comprehensive income (loss)	(9,062)	16,326

Total comprehensive income (loss)	283,240	469,881
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	17,619	322
Total comprehensive income (loss) attributable to common stockholders	$265,621	$469,559

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended March 31, 2019
							Accumulated
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at beginning of period	$718,498	$384,465	$18,424,368	$(68,499)	$6,121,534	$(10,818,557)	$(129,769)	$294	$954,265	$15,586,599
Comprehensive income:
Net income (loss)					280,470				10,785	291,255
Other comprehensive income							(14,849)		5,787	(9,062)
Total comprehensive income										282,193
Net change in noncontrolling interests			(8,845)						(1,497)	(10,342)
Amounts related to stock incentive plans, net of forfeitures		120	7,420	(5,993)				(26)		1,521
Proceeds from issuance of common stock		7,212	525,408							532,620
Conversion of preferred stock	(718,498)	12,712	705,786							—
Dividends paid:
Common stock dividends						(344,760)				(344,760)
Balances at end of period	$—	$404,509	$19,654,137	$(74,492)	$6,402,004	$(11,163,317)	$(144,618)	$268	$969,340	$16,047,831

	Three Months Ended March 31, 2018
							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at beginning of period	$718,503	$372,449	$17,662,681	$(64,559)	$5,316,580	$(9,471,712)	$(111,465)	$670	$502,305	$14,925,452
Comprehensive income:
Net income (loss)					449,347				5,191	454,538
Other comprehensive income							20,212		(3,886)	16,326
Total comprehensive income										470,864
Net change in noncontrolling interests			(13,157)						(2,719)	(15,876)
Amounts related to stock incentive plans, net of forfeitures		150	11,085	(4,137)						7,098
Proceeds from issuance of common stock		130	7,060							7,190
Conversion of preferred stock	(5)		5							—
Dividends paid:
Common stock dividends						(323,726)				(323,726)
Preferred stock dividends						(11,676)				(11,676)
Balances at end of period	$718,498	$372,729	$17,667,674	$(68,696)	$5,765,927	$(9,807,114)	$(91,253)	$670	$500,891	$15,059,326

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$292,302	$453,555
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	243,932	228,201
Other amortization expenses	5,878	4,171
Provision for loan losses	18,690	—
Impairment of assets	—	28,185
Stock-based compensation expense	7,529	11,557
Loss (gain) on derivatives and financial instruments, net	(2,487)	(7,173)
Loss (gain) on extinguishment of debt, net	15,719	11,707
Loss (income) from unconsolidated entities	9,199	2,429
Rental income less than (in excess of) cash received	(26,956)	(21,406)
Amortization related to above (below) market leases, net	114	718
Loss (gain) on real estate dispositions, net	(167,409)	(338,184)
Increase (decrease) in accrued expenses and other liabilities	(27,368)	(10,707)
Decrease (increase) in receivables and other assets	(25,248)	5,591
Net cash provided from (used in) operating activities	343,895	368,644

Investing activities:
Cash disbursed for acquisitions	(237,610)	(405,609)
Cash disbursed for capital improvements to existing properties	(56,935)	(46,547)
Cash disbursed for construction in progress	(55,391)	(22,735)
Capitalized interest	(2,327)	(2,336)
Investment in real estate loans receivable	(42,964)	(27,547)
Principal collected on real estate loans receivable	6,349	90,731
Other investments, net of payments	(9,456)	(49,279)
Contributions to unconsolidated entities	(26,854)	(14,366)
Distributions by unconsolidated entities	19,724	14,880
Proceeds from (payments on) derivatives	—	(8,324)
Proceeds from sales of real property	602,732	892,209
Net cash provided from (used in) investing activities	197,268	421,077

Financing activities:
Net increase (decrease) in unsecured credit facility and commercial paper	(727,707)	146,000
Proceeds from issuance of senior unsecured notes	1,036,964	—
Payments to extinguish senior unsecured notes	(1,050,000)	(450,000)
Net proceeds from the issuance of secured debt	247,163	20,326
Payments on secured debt	(128,113)	(197,655)
Net proceeds from the issuance of common stock	533,543	7,214
Payments for deferred financing costs and prepayment penalties	(19,566)	(14,341)
Contributions by noncontrolling interests(1)	27,860	5,734
Distributions to noncontrolling interests(1)	(21,830)	(12,564)
Cash distributions to stockholders	(342,803)	(335,508)
Other financing activities	(7,716)	(4,555)
Net cash provided from (used in) financing activities	(452,205)	(835,349)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	2,352	444
Increase (decrease) in cash, cash equivalents and restricted cash	91,310	(45,184)
Cash, cash equivalents and restricted cash at beginning of period	316,129	309,303
Cash, cash equivalents and restricted cash at end of period	$407,439	$264,119

Supplemental cash flow information:
Interest paid	$148,487	$104,246
Income taxes paid (received), net	(250)	(721)

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
2. Accounting Policies and Related Matters
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily an indication of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
     New Accounting Standards

•
We adopted Accounting Standards Update 2016-02, Leases (Topic 842) ("ASC 842") which requires lessees to recognize assets and liabilities on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their consolidated statement of comprehensive income over the lease term. We adopted ASC 842 as of January 1, 2019, using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits us to carry forward our prior conclusions for lease classification and initial direct costs on existing leases. We also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets.

In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842): Targeted Improvements" that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) allows lessors to elect, as a practical expedient, to not separate lease and non-lease components in a contract, and instead to account for as a single lease component, if certain criteria are met. This practical expedient causes an entity to asses whether a contract is predominantly lease or service-based and recognize the entire contract under the relevant accounting guidance (i.e. predominantly lease-based would be accounted for under ASC 842 and predominantly service-based would be accounted for under ASU 2014-09, "Revenue from Contracts with Customers (ASC 606)"). For the year ended December 31, 2018, we recognized revenue for our Seniors Housing Operating resident agreements in accordance with the provisions of the prior lease guidance, ASC 840, "Leases." Upon adoption of ASC 842, we elected the lessor practical expedient described above and recognized revenue for our Seniors Housing Operating segment based upon the predominant component, the non-lease service component. Therefore, beginning on January 1, 2019, we accounted for these resident agreements under ASC 606. The timing and pattern of revenue recognition is substantially the same as that prior to adoption.
The FASB also issued ASU 2018-20 "Leases (Topic 842) - Narrow Improvements for Lessors," which provides lessors the ability to make an accounting policy election not to evaluate whether certain sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. Upon adoption of ASC 842, we utilized this practical expedient in instances in which real estate taxes are paid directly by our tenants to taxing authorities. For triple-net leasing arrangements in which the tenant remits payment for real estate taxes to us and we pay the taxing authority, we have included the associated revenue and expense in rental income and property operating expenses on the Consolidated Statements of Comprehensive Income. This reporting had no impact on our net income.
For leases in which the Company is the lessee, primarily consisting of ground leases and various office and equipment leases, we recognized upon adoption a right of use asset of $509,386,000 which included the present value of minimum leases payments, existing above and/or below market lease intangible values and existing straight-line rent liabilities

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

associated with such leases. We also recognized operating lease liabilities of $357,070,000. The standard did not materially impact our Consolidated Statements of Comprehensive Income or our Consolidated Statement of Cash Flows. See Note 6 for additional details.
The following ASUs have been issued but not yet adopted:

•
In 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

3. Real Property Acquisitions and Development
The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their relative fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments. Transaction costs primarily represent costs incurred with acquisitions, including due diligence costs, fees for legal and valuation services and termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs. Transaction costs related to asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in other expenses on our Consolidated Statements of Comprehensive Income. Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries.
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Three Months Ended
	March 31, 2019				March 31, 2018
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$6,831	$7,427	$29,304	$43,562	$35,193	$1,691	$7,369	$44,253
Buildings and improvements	97,759	74,116	60,671	232,546	372,562	235	42,673	415,470
Acquired lease intangibles	4,945	—	10,202	15,147	48,805	—	5,852	54,657
Right of use assets, net	—	—	2,012	2,012	—	—	—	—
Receivables and other assets	264	—	—	264	265	—	1	266
Total assets acquired(1)	109,799	81,543	102,189	293,531	456,825	1,926	55,895	514,646
Secured debt	(43,209)	—	—	(43,209)	(89,973)	—	—	(89,973)
Lease liabilities	—	—	(961)	(961)	—	—	—	—
Accrued expenses and other liabilities	(848)	—	(1,952)	(2,800)	(12,808)	(6)	(632)	(13,446)
Total liabilities acquired	(44,057)	—	(2,913)	(46,970)	(102,781)	(6)	(632)	(103,419)
Noncontrolling interests	(7,895)	(1,056)	—	(8,951)	(5,618)	—	—	(5,618)
Cash disbursed for acquisitions	57,847	80,487	99,276	237,610	348,426	1,920	55,263	405,609
Construction in progress additions	37,088	7,543	14,475	59,106	10,562	15,850	2,803	29,215
Less: Capitalized interest	(1,136)	(390)	(801)	(2,327)	(891)	(847)	(598)	(2,336)
Foreign currency translation	(1,332)	(101)	—	(1,433)	(5,032)	—	—	(5,032)
Accruals(2)	—	—	45	45	—	—	888	888
Cash disbursed for construction in progress	34,620	7,052	13,719	55,391	4,639	15,003	3,093	22,735
Capital improvements to existing properties	43,300	3,768	9,867	56,935	31,325	2,351	12,871	46,547
Total cash invested in real property, net of cash acquired	$135,767	$91,307	$122,862	$349,936	$384,390	$19,274	$71,227	$474,891
(1) Excludes $517,000 and $4,105,000 of unrestricted and restricted cash acquired during the three months ended March 31, 2019 and 2018, respectively.
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Development projects:
Seniors Housing Operating	$—	$36,218
Triple-net	—	49,759
Total construction in progress conversions	$—	$85,977

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2019	December 31, 2018
Assets:
In place lease intangibles	$1,430,342	$1,410,725
Above market tenant leases	64,684	63,935
Below market ground leases (1)	—	64,513
Lease commissions	44,337	41,986
Gross historical cost	1,539,363	1,581,159
Accumulated amortization	(1,214,735)	(1,197,336)
Net book value	$324,628	$383,823

Weighted-average amortization period in years	10.1	16.0

Liabilities:
Below market tenant leases	$82,981	$81,676
Above market ground leases (1)	—	8,540
Gross historical cost	82,981	90,216
Accumulated amortization	(44,580)	(44,266)
Net book value	$38,401	$45,950

Weighted-average amortization period in years	8.7	14.7

(1) Effective on January 1, 2019 with the adoption of ASC 842, above and below market ground lease intangibles are reported within the right of use assets, net line on the Consolidated Balance Sheet.
The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Rental income related to (above)/below market tenant leases, net	$(155)	$(351)
Amortization related to in place lease intangibles and lease commissions	(24,905)	(32,261)

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2019	$80,093	$5,233
2020	60,916	6,506
2021	30,530	5,870
2022	24,734	5,273
2023	20,582	3,395
Thereafter	107,773	12,124
Total	$324,628	$38,401

5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g., property type, relationship or geography). At March 31, 2019, 13 Seniors Housing Operating, 16 Triple-net, and two Outpatient Medical properties with an aggregate real estate balance of $330,327,000 were classified as held for sale. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Real estate dispositions:
Seniors Housing Operating	$—	$2,200
Triple-net	436,071	323,667
Outpatient Medical	—	223,069
Total dispositions	436,071	548,936
Gain (loss) on real estate dispositions, net	167,409	338,184
Net other assets/liabilities disposed	(748)	5,089
Proceeds from real estate dispositions	$602,732	$892,209

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

	Three Months Ended March 31,
	2019	2018
Revenues:
Total revenues	$27,628	$43,894
Expenses:
Interest expense	18	148
Property operating expenses	19,206	20,295
Provision for depreciation	—	6,061
Total expenses	19,224	26,504
Income (loss) from real estate dispositions, net	$8,404	$17,390

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide a rate implicit in the lease agreement, we use our incremental borrowing rate available at lease commencement to determine the present value of lease payments. The incremental borrowing rates were determined using our longer term borrowing rates (actual pricing through 30 years, as well as other longer-term market rates). For leases that commenced prior to January 1, 2019, we used the incremental borrowing rate on December 31, 2018.
We sublease certain real estate to a third party. Our sublease portfolio consists of a finance lease with Genesis HealthCare for seven buildings.
The components of lease expense were as follows for the period presented (in thousands):

	Classification	Three Months Ended March 31, 2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$7,412
Non-real estate lease expense	General and administrative expenses	362
Finance lease cost:
Amortization of leased assets	Property operating expenses	2,092
Interest on lease liabilities	Interest expense	1,002
Sublease income	Rental income	(1,886)
Total		$8,982

(1) Includes short-term leases which are immaterial.

Maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$12,139	$5,726
2020	16,186	7,444
2021	16,058	7,093
2022	15,111	6,454
2023	15,158	67,593
Thereafter	1,418,839	—
Total lease payments	1,493,491	94,310
Less: Imputed interest	(1,146,378)	(14,784)
Total present value of lease liabilities	$347,113	$79,526

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows for the date indicated (in thousands, except lease terms and discount rate):

	Classification	March 31, 2019
Right of use assets:
Operating leases - real estate	Right of use assets, net	$358,325
Finance leases	Right of use assets, net	144,104
Real estate right of use assets, net		502,429
Operating leases - corporate	Receivables and other assets	3,642
Total right of use assets, net		$506,071

Lease liabilities:
Operating leases		$347,113
Financing leases		79,526
Total		$426,639

Weighted average remaining lease term (years):
Operating leases		52.5
Finance leases		3.9

Weighted average discount rate:
Operating leases		5.24%
Finance leases		5.21%

Supplemental cash flow information related to leases was as follows for the date indicated (in thousands):

	Classification	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$1,805
Operating cash flows from finance leases	Decrease (increase) in receivables and other assets	1,932
Financing cash flows from finance leases	Other financing activities	(775)

Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our outpatient medical portfolio typically include some form of operating expense reimbursement by the tenant. We recognized $381,084,000 of rental and other revenues related to operating lease payments, of which $47,350,000 was for variable lease payments for the three months ended March 31, 2019, which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance, and real estate taxes. The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at March 31, 2019 (excluding properties in our Seniors Housing Operating partnerships and excluding any operating expense reimbursements) (in thousands):

2019	$950,205
2020	1,240,401
2021	1,210,470
2022	1,187,277
2023	1,134,217
Thereafter	9,199,476
Totals	$14,922,046

7. Real Estate Loans Receivable
Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of our accounting policies for real estate loans receivable and related interest income.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our net real estate loans receivable (in thousands):

	March 31, 2019	December 31, 2018
Mortgage loans	$326,687	$317,443
Other real estate loans	111,459	81,268
Less allowance for losses on loans receivable	(87,062)	(68,372)
Totals	$351,085	$330,339

The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2019				March 31, 2018
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$25,000	$—	$—	$25,000	$11,806	$1,172	$2,458	$15,436
Draws on existing loans	—	12,956	5,008	17,964	—	12,111	—	12,111
Net cash advances on real estate loans	25,000	12,956	5,008	42,964	11,806	13,283	2,458	27,547
Receipts on real estate loans receivable:
Loan payoffs	—	4,384	—	4,384	—	58,557	—	58,557
Principal payments on loans	—	1,965	—	1,965	—	32,174	—	32,174
Net cash receipts on real estate loans	—	6,349	—	6,349	—	90,731	—	90,731
Net cash advances (receipts) on real estate loans	$25,000	$6,607	$5,008	$36,615	$11,806	$(77,448)	$2,458	$(63,184)

In 2016, we restructured real estate loans with Genesis HealthCare and recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  In 2017, we recorded an additional loan loss charge of $62,966,000 relating to real estate loans with Genesis HealthCare based on an estimation of expected future cash flows discounted at the effective interest rate of the loans. In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain Triple-net real estate loans receivable that are no longer deemed collectible. At March 31, 2019, the allowance for loan loss of $87,062,000 is deemed to be sufficient to absorb expected losses. At March 31, 2019, we had three real estate loans with an outstanding balance of $21,224,000 on non-accrual status.
The following is a summary of our impaired loans (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Balance of impaired loans at end of period	$206,783	$214,896
Allowance for loan losses	87,062	68,372
Balance of impaired loans not reserved	$119,721	$146,524
Average impaired loans for the period	$198,028	$265,973
Interest recognized on impaired loans(1)	3,971	5,327

(1) Represents cash interest recognized in the period since loans were identified as impaired.

8. Investments in Unconsolidated Entities
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage Ownership(1)	March 31, 2019	December 31, 2018
Seniors Housing Operating	10% to 50%	$360,896	$344,982
Triple-net	10% to 49%	9,772	34,284
Outpatient Medical	43% to 50%	113,597	103,648
Total		$484,265	$482,914

(1) Excludes ownership of in-substance real estate.

At March 31, 2019, the aggregate unamortized basis difference of our joint venture investments of $102,358,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2019, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	161	$90,592	15%
ProMedica	218	53,771	9%
Revera(3)	98	36,682	6%
Genesis HealthCare	63	32,298	5%
Benchmark Senior Living	48	25,027	4%
Remaining portfolio	906	363,068	61%
Totals	1,494	$601,438	100%

(1) Genesis Healthcare and ProMedica are in our Triple-net segment. Sunrise Senior Living and Revera are in our Seniors Housing Operating segment.     Benchmark Senior Living is both our Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 38% of total NOI for the year ended December 31, 2018.
(3) Revera owns a controlling interest in Sunrise Senior Living.

10. Borrowings Under Credit Facilities and Commercial Paper Program
 At March 31, 2019, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility (none outstanding at March 31, 2019), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2019). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate. The applicable margin is based on our debt ratings and was 0.825% at March 31, 2019. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at March 31, 2019. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
In January 2019, we established an unsecured commercial paper program (the "Commercial Paper Program"). Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of March 31, 2019, there was a balance of $419,293,000 outstanding on the Commercial Paper Program ($419,700,000 in principal outstanding net of an unamortized discount of $407,000), which reduces the borrowing capacity on the unsecured revolving credit facility. The notes bear interest at various floating rates with a weighted average of 2.84% as of March 31, 2019 and a weighted average maturity of 12 days as of March 31, 2019.
The following information relates to aggregate borrowings under the unsecured revolving credit facility and Commercial Paper Program for the periods presented (dollars in thousands):

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2019	2018
Balance outstanding at quarter end	$419,293	$865,000
Maximum amount outstanding at any month end	$1,150,000	$865,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$790,516	$364,111
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	3.22%	2.72%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At March 31, 2019, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2019	$—	$384,466	$384,466
2020(4)	232,051	140,969	373,020
2021	450,000	376,808	826,808
2022	600,000	283,452	883,452
2023(5,6)	1,787,126	328,511	2,115,637
Thereafter(7,8)	6,668,360	1,158,752	7,827,112
Totals	$9,737,537	$2,672,958	$12,410,495

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 2.88% to 6.50%.
(3) Annual interest rates range from 1.69% to 12.00%. Carrying value of the properties securing the debt totaled $5,892,563,000 at March 31, 2019.
(4) Includes a $300,000,000 Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $224,551,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2019).
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $187,126,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2019). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (2.88% at March 31, 2019).
(6) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (3.38% at March 31, 2019).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $716,760,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2019).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $651,600,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2019).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2019		March 31, 2018
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$9,699,984	4.48%	$8,417,447	4.31%
Debt issued	1,050,000	3.89%	—	0.00%
Debt extinguished	(1,050,000)	4.98%	(450,000)	2.25%
Foreign currency	37,553	4.33%	39,542	5.22%
Ending balance	$9,737,537	4.35%	$8,006,989	4.45%

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2019		March 31, 2018
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,485,711	3.90%	$2,618,408	3.76%
Debt issued	247,163	3.68%	20,326	3.77%
Debt assumed	42,000	4.62%	85,192	4.40%
Debt extinguished	(114,570)	4.96%	(183,408)	5.81%
Principal payments	(13,543)	3.85%	(14,247)	3.87%
Foreign currency	26,197	3.33%	(27,876)	3.33%
Ending balance	$2,672,958	3.84%	$2,498,395	3.70%

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2019, we were in compliance with all of the covenants under our debt agreements.
12. Derivative Instruments
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
  Foreign Currency Forward Contracts Designated as Cash Flow Hedges
For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is deferred as a component of other comprehensive income (“OCI”), and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.
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
During the three months ended March 31, 2019 and 2018, we settled certain net investment hedges generating cash proceeds of $0 and $8,055,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
Derivative Contracts Undesignated
We use foreign currency exchange contracts to manage existing exposures to foreign currency exchange risk. Gains and losses resulting from the changes in fair value of these instruments are recorded in interest expense on the Consolidated Statements of Comprehensive Income, and are substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures. In addition, we have several interest rate cap contracts related to variable rate secured debt agreements. Gains and losses resulting from the changes in fair values of these instruments are also recorded in interest expense.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2019	December 31, 2018
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$575,000	$575,000
Denominated in Pounds Sterling	£1,340,708	£890,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$405,819	$405,819
Forward purchase contracts denominated in Canadian Dollars	$(325,000)	$(325,000)
Forward sales contracts denominated in Canadian Dollars	$405,000	$405,000
Forward purchase contracts denominated in Pounds Sterling	£(350,000)	£(350,000)
Forward sales contracts denominated in Pounds Sterling	£350,000	£350,000

The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended March 31,
	Location	2019	2018
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$5,333	$(269)

Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(1,538)	$1,720

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$(87,682)	$(62,698)

13. Commitments and Contingencies
At March 31, 2019, we had 14 outstanding letter of credit obligations totaling $49,439,000 and expiring between 2019 and 2024. At March 31, 2019, we had outstanding construction in progress of $253,478,000 and were committed to providing additional funds of approximately $526,306,000 to complete construction. Purchase obligations at March 31, 2019, include 1,250,000,000 representing a definitive agreement to acquire outpatient medical facilities in 2019. Purchase obligations also include contingent purchase obligations totaling $20,913,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2019	December 31, 2018
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	14,375,000
Outstanding shares	—	14,369,965

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	404,995,443	384,849,236
Outstanding shares	403,740,032	383,674,603

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   Preferred Stock. The following is a summary of our preferred stock activity during the periods indicated:

	Three Months Ended
	March 31, 2019		March 31, 2018
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	14,369,965	6.50%	14,370,060	6.50%
Shares converted	(14,369,965)	6.50%	(95)	6.50%
Ending balance	—	—%	14,369,965	6.50%

During the three months ended March 31, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock.
     Common Stock. The following is a summary of our common stock issuances during the three months ended March 31, 2019 and 2018 (dollars in thousands, except average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2018 Dividend reinvestment plan issuances	129,975	$55.51	$7,214	$7,214
2018 Preferred stock conversions	83		—	—
2018 Stock incentive plans, net of forfeitures	109,046		—	—
2018 Totals	239,104		$7,214	$7,214

2019 Dividend reinvestment plan issuances	4,148,667	$75.04	$311,301	$307,821
2019 Option exercises	2,505	53.89	135	135
2019 Equity shelf program issuances	3,060,865	74.22	227,180	225,587
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	140,940		—	—
2019 Totals	20,065,429		$538,616	$533,543

Dividends.  The increase in dividends is primarily attributable to increases in our common shares outstanding, offset by the conversion of the Series I Preferred Stock as described above.  The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2019		March 31, 2018
	Per Share	Amount	Per Share	Amount
Common Stock	$0.8700	$344,760	$0.8700	$323,726
Series I Preferred Stock		—	0.8125	11,676
Totals		$344,760		$335,402

Accumulated Other Comprehensive Income.  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	March 31, 2019	December 31, 2018
Foreign currency translation	$(795,173)	$(868,006)
Derivative instruments	651,095	738,777
Actuarial losses	(540)	(540)
Total accumulated other comprehensive loss	$(144,618)	$(129,769)

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $7,529,000 and $11,557,000 for the three months ended March 31, 2019 and 2018, respectively.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$280,470	$437,671

Denominator for basic earnings per
share - weighted average shares	391,474	371,426
Effect of dilutive securities:
Employee stock options	1	15
Non-vested restricted shares	868	720
Redeemable shares	1,096	1,096
Employee stock purchase program	13	—
Dilutive potential common shares	1,978	1,831
Denominator for diluted earnings per
share - adjusted weighted average shares	393,452	373,257

Basic earnings per share	$0.72	$1.18
Diluted earnings per share	$0.71	$1.17

The Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the 2018 calculation as the effect of the conversions were anti-dilutive.
17. Disclosure about Fair Value of Financial Instruments
 U.S. GAAP provides authoritative guidance for measuring and disclosing fair value measurements of assets and liabilities. The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information. The guidance describes three levels of inputs that may be used to measure fair value:
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
Unsecured Revolving Credit Facility and Commercial Paper Program — The carrying amount of the unsecured revolving credit facility and Commercial Paper Program approximates fair value because the borrowings are interest rate adjustable.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$258,315	$267,143	$249,071	$257,337
Other real estate loans receivable	92,770	93,767	81,268	82,742
Equity securities	13,773	13,773	11,286	11,286
Cash and cash equivalents	249,127	249,127	215,376	215,376
Restricted cash	158,312	158,312	100,753	100,753
Foreign currency forward contracts and cross currency swaps	53,078	53,078	94,729	94,729

Financial liabilities:
Unsecured revolving credit facility and unsecured commercial paper note program	$419,293	$419,293	$1,147,000	$1,147,000
Senior unsecured notes	9,632,013	10,409,527	9,603,299	10,043,797
Secured debt	2,660,190	2,709,741	2,476,177	2,499,130
Foreign currency forward contracts and cross currency swaps	85,687	85,687	71,109	71,109

Redeemable OP unitholder interests	$115,218	$115,218	$103,071	$103,071

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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of March 31, 2019
	Total	Level 1	Level 2	Level 3
Equity securities	$13,773	$13,773	$—	$—
Foreign currency forward contracts and cross currency swaps, net asset (liability)(1)	(32,609)	—	(32,609)	—
Redeemable OP unitholder interests	115,218	—	115,218	—
Totals	$96,382	$13,773	$82,609	$—
(1) Please see Note 12 for additional information.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 7 for impairments of loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in business combinations and asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.
18. Segment Reporting
 We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our seniors housing operating properties include assisted living, independent living/continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof that are owned and/or operated through RIDEA structures (see Note 19). Under the Triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our outpatient medical properties are typically leased to multiple tenants and generally require a certain level of property management by us.
We evaluate performance based upon consolidated NOI of each segment. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our properties at the property level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties.
Non-segment revenue consists mainly of interest income on certain non-real estate investments and other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. There are no intersegment sales or transfers.

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended March 31, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$868,285	$—	$—	$—	$868,285
Rental income	—	232,032	149,052	—	381,084
Interest income	—	14,946	173	—	15,119
Other income	4,101	1,263	236	2,157	7,757
Total revenues	872,386	248,241	149,461	2,157	1,272,245

Property operating expenses	607,686	14,955	48,166	—	670,807
Consolidated net operating income	264,700	233,286	101,295	2,157	601,438

Depreciation and amortization	131,575	61,348	51,009	—	243,932
Interest expense	18,251	3,440	3,348	120,193	145,232
General and administrative expenses	—	—	—	35,282	35,282
Loss (gain) on derivatives and financial instruments, net	—	(2,487)	—	—	(2,487)
Loss (gain) on extinguishment of debt, net	—	—	—	15,719	15,719
Provision for loan losses	—	18,690	—	—	18,690
Other expenses	2,946	3,029	754	2,027	8,756
Income (loss) from continuing operations before income taxes and other items	111,928	149,266	46,184	(171,064)	136,314
Income tax (expense) benefit	(619)	(951)	(365)	(287)	(2,222)
(Loss) income from unconsolidated entities	(16,580)	5,658	1,723	—	(9,199)
Gain (loss) on real estate dispositions, net	(160)	167,574	(5)	—	167,409
Income (loss) from continuing operations	94,569	321,547	47,537	(171,351)	292,302
Net income (loss)	$94,569	$321,547	$47,537	$(171,351)	$292,302

Total assets	$15,237,260	$9,494,799	$5,729,959	$175,318	$30,637,336

Three Months Ended March 31, 2018:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$735,934	$—	$—	$—	$735,934
Rental income	—	206,831	136,538	—	343,369
Interest income	85	14,551	12	—	14,648
Other income	1,148	1,377	121	368	3,014
Total revenues	737,167	222,759	136,671	368	1,096,965

Property operating expenses	511,941	21	44,503	—	556,465
Consolidated net operating income	225,226	222,738	92,168	368	540,500

Depreciation and amortization	125,769	56,032	46,400	—	228,201
Interest expense	16,935	3,442	1,676	100,722	122,775
General and administrative expenses	—	—	—	33,705	33,705
Loss (gain) on derivatives and financial instruments, net	—	(7,173)	—	—	(7,173)
Loss (gain) on extinguishment of debt, net	(189)	(32)	11,928	—	11,707
Impairment of assets	2,301	25,884	—	—	28,185
Other expenses	(188)	1,120	598	2,182	3,712
Income (loss) from continuing operations before income taxes and other items	80,598	143,465	31,566	(136,241)	119,388
Income tax (expense) benefit	162	(1,136)	(428)	(186)	(1,588)
(Loss) income from unconsolidated entities	(9,480)	5,821	1,230	—	(2,429)
Gain (loss) on real estate dispositions, net	5	123,397	214,782	—	338,184
Income (loss) from continuing operations	71,285	271,547	247,150	(136,427)	453,555
Net income (loss)	$71,285	$271,547	$247,150	$(136,427)	$453,555

Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2019		March 31, 2018
Revenues:	Amount	%	Amount	%
United States	$1,043,667	82.1%	$863,789	78.8%
United Kingdom	112,418	8.8%	116,525	10.6%
Canada	116,160	9.1%	116,651	10.6%
Total	$1,272,245	100.0%	$1,096,965	100.0%

	As of
	March 31, 2019		December 31, 2018
Assets:	Amount	%	Amount	%
United States	$24,984,680	81.6%	$24,884,292	82.0%
United Kingdom	3,230,152	10.5%	3,078,994	10.2%
Canada	2,422,504	7.9%	2,378,786	7.8%
Total	$30,637,336	100.0%	$30,342,072	100.0%

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. Income Taxes and Distributions
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the three months ended March 31, 2019 and 2018, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service for the year ended December 31, 2015 and subsequent years and by state taxing authorities for the year ended December 31, 2014 and subsequent years. The Company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2013, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2013.
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

	March 31, 2019	December 31, 2018
Assets:
Net real estate investments	$971,038	$973,813
Cash and cash equivalents	18,712	18,678
Receivables and other assets	16,798	14,600
Total assets(1)	$1,006,548	$1,007,091

Liabilities and equity:
Secured debt	$464,186	$465,433
Lease liabilities	1,327	—
Accrued expenses and other liabilities	22,101	18,229
Total equity	518,934	523,429
Total liabilities and equity	$1,006,548	$1,007,091
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2018, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References herein to “we,” “us,” “our,” or the “Company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.
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
The following table summarizes our consolidated portfolio for the three months ended March 31, 2019 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$264,700	44.2%	530
Triple-net	233,286	38.9%	671
Outpatient Medical	101,295	16.9%	293
Totals	$599,281	100.0%	1,494

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
Substantially all of our revenues are derived from operating lease rentals, resident fees and services and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our obligors/partners experience operating difficulties and become unable to generate sufficient cash to make payments or operating distributions to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections, and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division manages and monitors the outpatient medical portfolio with a comprehensive process including review of tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs, and market conditions among other things. We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility. When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we generally aim to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the three months ended March 31, 2019, resident fees and services and rental income represented 68% and 30%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
Our primary sources of cash include resident fees and services, rent and interest receipts, borrowings under our unsecured revolving credit facility and Commercial Paper Program, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses and general and administrative expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.
We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured revolving credit facility and Commercial Paper Program, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from NOI and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving credit facility and Commercial Paper Program, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt.
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and Commercial Paper Program. At March 31, 2019, we had $249,127,000 of cash and cash equivalents, $158,312,000 of restricted cash and $2,580,300,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
     Capital  The following summarizes key capital transaction that occurred during the three months ended March 31, 2019:

•
In January 2019, we established an unsecured Commercial Paper Program. Under the terms of the program, we may issue, from time to time, unsecured commercial paper with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate principal amount outstanding at any time of $1,000,000,000.

•
In February 2019, we completed the issuance of $500,000,000 of 3.625% senior unsecured notes due 2024 and $550,000,000 of 4.125% senior unsecured notes due 2029 for net proceeds of approximately $1,036,964,000.

•
In February 2019, we elected to effect the mandatory conversion of all of the outstanding 6.50% Series I Cumulative Convertible Perpetual Preferred Stock. Each share of convertible stock was converted into 0.8857 shares of common stock.

•
During the quarter, we extinguished $114,570,000 of secured debt at a blended average interest rate of 4.96% and in March 2019 we repaid our $600,000,000 of 4.125% senior unsecured notes due 2019 and $450,000,000 of 6.125% senior unsecured notes due 2020.

•
During the quarter, we entered into amended and restated Equity Shelf Program (as defined below) pursuant to which we may offer and sell up to $1,500,000,000 billion of common stock from time to time. We raised $538,481,000 through our DRIP (as defined below) and our Equity Shelf Program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments  The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2019 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating	5	$95,927	6.3%	$109,535
Triple-net	3	79,544	6.4%	81,543
Outpatient Medical	9	83,300	6.3%	102,189
Totals	17	$258,771	6.3%	$293,267

(1) Represents stated pro rata purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
(3) Represents amounts recorded in Net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

    Dispositions  The following summarizes property dispositions made during the three months ended March 31, 2019 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating(4)	1	$4,382	5.8%	$—
Triple-net	33	607,823	6.7%	436,071
Totals	34	$612,205	6.7%	$436,071

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(4) Represents disposition of an unconsolidated real estate investment.

     Dividends Our Board of Directors announced the annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2018. The dividend declared for the quarter ended March 31, 2019 represents the 192nd consecutive quarterly dividend payment.
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
     Operating Performance We believe that net income and net income attributable to common stockholders (“NICS”) per the Consolidated Statements of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”), consolidated net operating income (“NOI”) and same store NOI (“SSNOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations. These earnings measures (and FFO per share amounts) are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share amounts):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2018	2019
Net income (loss)	$453,555	$167,273	$84,226	$124,696	$292,302
NICS	437,671	154,432	64,384	101,763	280,470
FFO	353,220	378,725	285,272	374,966	358,383
NOI	540,500	557,161	579,222	590,599	601,438
SSNOI	436,609	448,544	442,878	439,472	446,984

Per share data (fully diluted):
NICS	$1.17	$0.41	$0.17	$0.27	$0.71
FFO	$0.95	$1.02	$0.76	$0.99	$0.91
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and Internal Revenue Code ("IRC") Section 1031 deposits. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2018	2019

Net debt to book capitalization ratio	42%	42%	46%	45%	43%
Net debt to undepreciated book capitalization ratio	35%	36%	39%	38%	36%
Net debt to market capitalization ratio	34%	31%	34%	31%	28%

Interest coverage ratio	6.67x	4.34x	3.38x	3.60x	4.80x
Fixed charge coverage ratio	5.49x	3.58x	2.85x	3.05x	4.38x

      Concentration Risk We evaluate our concentration risk in terms of NOI by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOI could be at risk if certain sectors were to experience downturns. Property mix measures the portion of our NOI that relates to our various property types. Relationship mix measures the portion of our NOI that relates to our current top five relationships. Geographic mix measures the portion of our NOI that relates to our current top five states (or international equivalents). The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2018	2019
Property mix:(1)
Seniors Housing Operating	42%	43%	46%	43%	44%
Triple-net	41%	40%	38%	40%	39%
Outpatient Medical	17%	17%	16%	17%	17%

Relationship mix:(1)
Sunrise Senior Living(2)	15%	15%	15%	14%	15%
ProMedica	—%	—%	7%	9%	9%
Revera(2)	7%	7%	7%	6%	6%
Genesis HealthCare	6%	6%	6%	6%	5%
Benchmark Senior Living	4%	5%	4%	4%	4%
Remaining relationships	68%	67%	61%	61%	61%

Geographic mix:(1)
California	14%	14%	13%	13%	13%
United Kingdom	10%	9%	9%	9%	9%
Texas	8%	8%	7%	8%	8%
Canada	9%	8%	8%	8%	7%
New Jersey	8%	7%	7%	7%	7%
Remaining geographic areas	51%	54%	56%	55%	56%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2019 (dollars in thousands):

	Expiration Year(1)
	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	Thereafter
Triple-net:
Properties	14	—	6	12	—	4	48	95	19	33	413
Base rent(2)	$10,021	$—	$12,254	$9,813	$—	$11,096	$52,276	$125,783	$35,026	$54,498	$455,667
% of base rent	1.3%	—%	1.6%	1.3%	—%	1.4%	6.8%	16.4%	4.6%	7.1%	59.5%
Units/beds	1,444	—	1,023	1,257	—	692	3,033	7,839	2,401	2,840	43,385
% of Units/beds	2.3%	—%	1.6%	2.0%	—%	1.1%	4.7%	12.3%	3.8%	4.4%	67.9%

Outpatient Medical:
Square feet	911,902	1,385,821	1,623,029	1,868,369	1,487,962	1,536,609	892,902	1,299,847	587,879	788,154	4,923,889
Base rent(2)	$26,666	$39,089	$45,715	$50,060	$40,537	$45,665	$24,157	$32,667	$14,823	$21,303	$102,094
% of base rent	6.0%	8.8%	10.3%	11.3%	9.2%	10.3%	5.5%	7.4%	3.3%	4.8%	23.1%
Leases	260	336	325	331	325	214	143	155	94	94	209
% of Leases	10.4%	13.5%	13.1%	13.3%	13.1%	8.6%	5.8%	6.2%	3.8%	3.8%	8.4%

(1) Excludes investments in unconsolidated entities. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non cash income.

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2018, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary sources of cash include resident fees and services, rent and interest receipts, borrowings under our unsecured revolving credit facility and Commercial Paper Program, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, and general and administrative expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows (dollars in thousands):

	Three Months Ended		Change
	March 31, 2019	March 31, 2018	$	%
Cash, cash equivalents and restricted cash at beginning of period	$316,129	$309,303	$6,826	2%
Cash provided from (used in) operating activities	343,895	368,644	(24,749)	-7%
Cash provided from (used in) investing activities	197,268	421,077	(223,809)	-53%
Cash provided from (used in) financing activities	(452,205)	(835,349)	383,144	-46%
Effect of foreign currency translation	2,352	444	1,908	430%
Cash, cash equivalents and restricted cash at end of period	$407,439	$264,119	$143,320	54%

     Operating Activities The change in net cash provided from operating activities was immaterial. Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2019 and 2018, cash flow provided from operations exceeded cash distributions to stockholders.
    Investing Activities  The changes in net cash provided from/used in investing activities are primarily attributable to changes in acquisition and dispositions, which are summarized above in “Key Transactions” and Notes 3 and 5 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Three Months Ended		Change
	March 31, 2019	March 31, 2018	$	%
New development	$55,391	$22,735	$32,656	144%
Recurring capital expenditures, tenant improvements and lease commissions	21,898	18,564	3,334	18%
Renovations, redevelopments and other capital improvements	35,037	27,983	7,054	25%
Total	$112,326	$69,282	$43,044	62%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financing Activities  The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemption of common and preferred stock and dividend payments. Please refer to Notes 10, 11 and 14 of our unaudited consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At March 31, 2019, we had investments in unconsolidated entities with our ownership interests ranging from 10% to 50%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At March 31, 2019, we had 14 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of March 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Unsecured credit facility and commercial paper(1,2)	$419,700	$419,700	$—	$—	$—
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	7,450,000	—	450,000	1,700,000	5,300,000
Canadian Dollar senior unsecured notes(3)	224,551	—	224,551	—	—
Pounds Sterling senior unsecured notes(3)	1,368,360	—	—	—	1,368,360
U.S. Dollar term credit facility	507,500	—	7,500	500,000	—
Canadian Dollar term credit facility(3)	187,126	—	—	187,126	—
Secured debt:(2,3)
Consolidated	2,672,958	384,466	517,777	611,963	1,158,752
Unconsolidated	803,769	49,318	92,053	47,480	614,918
Contractual interest obligations:(4)
Unsecured credit facility and commercial paper	407	407	—	—	—
Senior unsecured notes and term loans(3)	4,110,311	312,548	825,032	718,778	2,253,953
Consolidated secured debt(3)	548,775	75,067	162,603	115,367	195,738
Unconsolidated secured debt(3)	205,852	23,725	52,822	48,450	80,855
Financing lease liabilities(5)	94,310	5,726	14,537	74,047	—
Operating lease liabilities(5)	1,493,491	12,139	32,244	30,269	1,418,839
Purchase obligations(5)	1,797,219	1,614,840	179,466	—	2,913
Other long-term liabilities(6)	860	860	—	—	—
Total contractual obligations	$21,885,189	$2,898,796	$2,558,585	$4,033,480	$12,394,328

(1) Relates to our unsecured credit facility and commercial paper with an aggregate commitment of $3,000,000,000. See Note 10 to our unaudited consolidated financial statements for additional information.

(2) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(3) Based on foreign currency exchange rates in effect as of balance sheet date.
(4) Based on variable interest rates in effect as of balance sheet date.
(5) See Note 6 to our unaudited consolidated financial statements for additional information.
(6) Primarily relates to payments to be made under a supplemental executive retirement plan for one former executive officer.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2019, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of April 19, 2019, 4,456,215 shares of common stock remained available for issuance under the DRIP registration statement. On February 25, 2019 we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. We expect that, if entered into, we will physically settle each forward sale agreement on one or more dates on or prior to the maturity date of that particular forward sale agreement, in which case we will expect to receive per share cash proceeds at settlement equal to the forward sale price under the relevant forward sale agreement. However, we may also elect to cash settle or net share settle a forward sale agreement. As of April 19, 2019, we had $1,370,738,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and Commercial Paper Program.
Results of Operations
Summary
     Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include depreciation and amortization, interest expense, property operating expenses, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and SSNOI, which are discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended				Change
	March 31,		March 31,
	2019		2018		Amount		%
Net income	$292,302		$453,555		$(161,253)		-36%
NICS	280,470		437,671		(157,201)		-36%
FFO	358,383		353,220		5,163		1%
EBITDA	683,688		806,119		(122,431)		-15%
NOI	601,438		540,500		60,938		11%
SSNOI	446,984		436,609		10,375		2%
Per share data (fully diluted):
NICS	$0.71		$1.17		$(0.46)		-39%
FFO	$0.91		$0.95		$(0.04)		-4%

Interest coverage ratio	4.80	x	6.67	x	(1.87	)x	-28%
Fixed charge coverage ratio	4.38	x	5.49	x	(1.11	)x	-20%
Seniors Housing Operating
The following is a summary of our NOI and SSNOI for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2019	2018	$	%
NOI	$264,700	$225,226	$39,474	18%
Non SSNOI attributable to same store properties	1,971	324	1,647	508%
NOI attributable to non same store properties(1)	(46,779)	(12,968)	(33,811)	261%
SSNOI(2)	$219,892	$212,582	$7,310	3%
(1) Change is primarily due to the acquisition of 21 properties subsequent to January 1, 2018 and the transition of 82 properties from Triple-net to Seniors Housing Operating.
(2) Relates to 409 same store properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our Seniors Housing Operating results of operations (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2019	2018	$	%
Revenues:
Resident fees and services	$868,285	$735,934	$132,351	18%
Interest income	—	85	(85)	-100%
Other income	4,101	1,148	2,953	257%
Total revenues	872,386	737,167	135,219	18%
Property operating expenses	607,686	511,941	95,745	19%
NOI(1)	264,700	225,226	39,474	18%
Other expenses:
Depreciation and amortization	131,575	125,769	5,806	5%
Interest expense	18,251	16,935	1,316	8%
Loss (gain) on extinguishment of debt, net	—	(189)	189	-100%
Impairment of assets	—	2,301	(2,301)	-100%
Other expenses	2,946	(188)	3,134	n/a
	152,772	144,628	8,144	6%
Income (loss) from continuing operations before income taxes and other items	111,928	80,598	31,330	39%
Income tax benefit (expense)	(619)	162	(781)	n/a
Income (loss) from unconsolidated entities	(16,580)	(9,480)	(7,100)	75%
Gain (loss) on real estate dispositions, net	(160)	5	(165)	n/a
Income from continuing operations	94,569	71,285	23,284	33%
Net income (loss)	94,569	71,285	23,284	33%
Less: Net income (loss) attributable to noncontrolling interests	1,741	(898)	2,639	n/a
Net income (loss) attributable to common stockholders	$92,828	$72,183	$20,645	29%

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
During the three months ended March 31, 2018, we recorded impairment charges on certain held for sale properties as the carrying value exceeded the estimated fair value less costs to sell. Changes in the gain/loss on sale of properties are related to the volume of property sales and sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The increase in other expenses is primarily due to additional noncapitalizable transactions costs from acquisitions.
The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of March 31, 2019 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Wandsworth, UK	98	$76,824	$46,095	1Q20
Potomac, MD	120	56,720	7,710	4Q20
	218	$133,544	53,805
Toronto, ON	Project in planning stage		41,168
Hendon, UK	Project in planning stage		26,958
			$121,932

Interest expense represents secured debt interest expense which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in currency rates, extinguishments and principal amortizations. The following is a summary of our Seniors Housing Operating segment secured debt principal activity (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31, 2019		March 31, 2018
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,810,587	3.87%	$1,988,700	3.66%
Debt issued	247,163	3.68%	20,326	3.77%
Debt assumed	42,000	4.62%	85,192	4.40%
Debt extinguished	(114,570)	4.96%	(118,010)	5.00%
Principal payments	(11,205)	3.58%	(11,940)	3.48%
Foreign currency	21,368	3.34%	(32,867)	3.29%
Ending balance	$1,995,343	3.79%	$1,931,401	3.68%

Monthly averages	$1,915,650	3.84%	$1,942,292	3.64%

     The majority of our Seniors Housing Operating properties are formed through partnership interests. Losses from unconsolidated entities are largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our NOI and SSNOI for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2019	2018	$	%
NOI	$233,286	$222,738	$10,548	5%
Non SSNOI attributable to same store properties	(8,022)	(11,258)	3,236	-29%
NOI attributable to non same store properties(1)	(85,869)	(74,250)	(11,619)	16%
SSNOI(2)	$139,395	$137,230	$2,165	2%

(1) Change is primarily due to the acquisition of 239 properties, the transitioning/restructuring of 5 properties, and the conversion of 6 construction projects into revenue-generating properties subsequent to January 1, 2018 and 16 held for sale properties at March 31, 2019.
(2) Relates to 404 same store properties.
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2019	2018	$	%
Revenues:
Rental income	$232,032	$206,831	$25,201	12%
Interest income	14,946	14,551	395	3%
Other income	1,263	1,377	(114)	-8%
Total revenues	248,241	222,759	25,482	11%
Property operating expenses	14,955	21	14,934	71,114%
NOI(1)	233,286	222,738	10,548	5%
Other expenses:
Depreciation and amortization	61,348	56,032	5,316	9%
Interest expense	3,440	3,442	(2)	—%
Loss (gain) on derivatives and financial instruments, net	(2,487)	(7,173)	4,686	-65%
Loss (gain) on extinguishment of debt, net	—	(32)	32	-100%
Provision for loan losses	18,690	—	18,690	n/a
Impairment of assets	—	25,884	(25,884)	-100%
Other expenses	3,029	1,120	1,909	170%
	84,020	79,273	4,747	6%
Income from continuing operations before income taxes and other items	149,266	143,465	5,801	4%
Income tax (expense) benefit	(951)	(1,136)	185	-16%
Income (loss) from unconsolidated entities	5,658	5,821	(163)	-3%
Gain (loss) on real estate dispositions, net	167,574	123,397	44,177	36%
Income from continuing operations	321,547	271,547	50,000	18%
Net income	321,547	271,547	50,000	18%
Less: Net income (loss) attributable to noncontrolling interests	9,096	1,963	7,133	363%
Net income attributable to common stockholders	$312,451	$269,584	$42,867	16%

(1) See Non-GAAP Financial Measures.

The increase in rental income is primarily attributable to acquisitions including Quality Care Properties Inc. in July 2018, partially offset by the disposition or segment transition of various properties. In addition, we have recorded certain real estate property taxes on a gross basis, with the offset to property operating expenses, as a component of the ASC 842 adoption on January 1, 2019. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended March 31, 2019, we had 21 leases with rental rate increasers ranging from 0.13% to 0.94% in our Triple-net portfolio.
Depreciation and amortization increased primarily as a result of the acquisitions of triple-net properties exceeding dispositions. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain real estate loans receivable that are no longer deemed collectible. During the three months ended March 31, 2018, we recorded impairment charges on certain held for sale triple-net properties as the carrying values exceeded the estimated fair value less costs to sell. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The increase in other expenses is primarily due to additional noncapitalizable transaction costs from acquisitions.
The following is a summary of Triple-net construction projects, excluding expansions, pending as of March 31, 2019 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Westerville, OH	90	$22,800	$9,974	3Q19
Union, KY	162	34,600	13,148	1Q20
Droitwich, UK	70	16,505	6,313	2Q20
	322	$73,905	$29,435

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest expense represents secured debt interest expense and related fees. The change in interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt. The fluctuation in loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market adjustment recorded on the Genesis HealthCare available-for-sale investment. The following is a summary of our Triple-net secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2019		March 31, 2018
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$288,386	3.63%	$347,474	3.55%
Debt extinguished	—	0.00%	(4,107)	4.94%
Principal payments	(957)	5.24%	(1,016)	5.40%
Foreign currency	4,829	3.30%	4,991	3.05%
Ending balance	$292,258	3.62%	$347,342	3.50%

Monthly averages	$293,113	3.62%	$348,190	3.52%

A portion of our Triple-net properties were formed through partnerships.  Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontroliling partner. Net income attributable to noncontrolling interest represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our NOI and SSNOI for the Outpatient Medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2019	2018	$	%
NOI	$101,295	$92,168	$9,127	10%
Non SSNOI on same store properties	(1,561)	(1,274)	(287)	23%
NOI attributable to non same store properties(1)	(12,037)	(4,097)	(7,940)	194%
SSNOI(2)	$87,697	$86,797	$900	1%

(1) Change is primarily due to acquisitions of 44 properties and the conversion of 11 construction projects into revenue-generating properties subsequent to January 1, 2018.
(2) Relates to 229 same store properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the Outpatient Medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2019	2018	$	%
Revenues:
Rental income	$149,052	$136,538	$12,514	9%
Interest income	173	12	161	1,342%
Other income	236	121	115	95%
Total revenues	149,461	136,671	12,790	9%
Property operating expenses	48,166	44,503	3,663	8%
NOI(1)	101,295	92,168	9,127	10%
Other expenses:
Depreciation and amortization	51,009	46,400	4,609	10%
Interest expense	3,348	1,676	1,672	100%
Loss (gain) on extinguishment of debt, net	—	11,928	(11,928)	-100%
Other expenses	754	598	156	26%
	55,111	60,602	(5,491)	-9%

Income (loss) from continuing operations before income taxes and other items	46,184	31,566	14,618	46%
Income tax (expense) benefit	(365)	(428)	63	-15%
Income from unconsolidated entities	1,723	1,230	493	40%
Gain (loss) on real estate dispositions, net	(5)	214,782	(214,787)	n/a
Income from continuing operations	47,537	247,150	(199,613)	-81%
Net income (loss)	47,537	247,150	(199,613)	-81%
Less: Net income (loss) attributable to noncontrolling interests	995	3,143	(2,148)	-68%
Net income (loss) attributable to common stockholders	$46,542	$244,007	$(197,465)	-81%

(1) See Non-GAAP Financial Measures.

The increase in rental income is primarily attributable to acquisitions and development conversions, partially offset by dispositions of outpatient medical properties. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended March 31, 2019, our consolidated outpatient medical portfolio signed 117,824 square feet of new leases and 378,482 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $36.73 per square foot and tenant improvement and lease commission costs of $16.18 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 0% to 4%.
The fluctuation in property operating expenses is primarily attributable to acquisitions and construction conversions of new outpatient medical facilities, partially offset by dispositions. The fluctuation in depreciation and amortization is primarily due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Changes in the gain/loss on sale of properties are related to the volume and timing of property sales and sales prices.
The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of March 31, 2019 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$105,306	$68,251	4Q19
Houston, TX	73,500	23,455	8,046	4Q19
Porter, TX	55,000	20,800	5,863	1Q20
Total	269,455	$149,561	$82,160

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

	Three Months Ended
	March 31, 2019		March 31, 2018
		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$386,738	4.20%	$279,951	4.72%
Debt extinguished	—	0.00%	(61,291)	7.43%
Principal payments	(1,381)	5.11%	(963)	6.20%
Ending balance	$385,357	4.25%	$217,697	4.14%

Monthly averages	$386,088	4.24%	$233,394	4.29%

A portion of our outpatient medical properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2019	2018	$	%
Revenues:
Other income	$2,157	$368	$1,789	486%
Total revenue	2,157	368	1,789	486%
Expenses:
Interest expense	120,193	100,722	19,471	19%
General and administrative expenses	35,282	33,705	1,577	5%
Loss (gain) on extinguishment of debt, net	15,719	—	15,719	n/a
Other expenses	2,027	2,182	(155)	-7%
	173,221	136,609	36,612	27%
Loss from continuing operations before income taxes and other items	(171,064)	(136,241)	(34,823)	26%
Income tax (expense) benefit	(287)	(186)	(101)	54%
Loss from continuing operations	(171,351)	(136,427)	(34,924)	26%
Less: Preferred stock dividends	—	11,676	(11,676)	-100%
Net loss attributable to common stockholders	$(171,351)	$(148,103)	$(23,248)	16%

The following is a summary of our Non-Segment/Corporate interest expense (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2019	2018	$	%
Senior unsecured notes	$108,755	$93,414	$15,341	16%
Secured debt	—	38	(38)	-100%
Unsecured revolving credit facility and unsecured commercial paper note program	7,520	4,013	3,507	87%
Loan expense	3,918	3,257	661	20%
Totals	$120,193	$100,722	$19,471	19%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement of foreign exchange rates and related hedge activity. Please refer to Note 11 for additional information. The change in interest expense on the unsecured revolving credit facility and Commercial Paper Program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 of our unaudited consolidated financial statements for additional information regarding our unsecured revolving credit facility and Commercial Paper Program. The loss on extinguishment recognized during the three months ended March 31, 2019 is due to the early extinguishment of the $600,000,000 of 4.125% senior unsecured notes due 2019 and the $450,000,000 of 6.125% senior unsecured notes due 2020.
General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2019 and 2018 were 2.77% and 3.07%, respectively. Other expenses primarily represent severance-related costs associated with the departure of certain executive officers and key employees.
The decrease in preferred dividends is due to the conversion of all outstanding Series I Cumulative Convertible Perpetual Preferred Stock during the quarter ended March 31, 2019.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our seniors housing operating and medical facility properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2018. Land parcels, loans, and sub-leases as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
NOI Reconciliations:	2018	2018	2018	2018	2019
Net income (loss)	$453,555	$167,273	$84,226	$124,696	$292,302
Loss (gain) on real estate dispositions, net	(338,184)	(10,755)	(24,723)	(41,913)	(167,409)
Loss (income) from unconsolidated entities	2,429	(1,249)	(344)	(195)	9,199
Income tax expense (benefit)	1,588	3,841	1,741	1,504	2,222
Other expenses	3,712	10,058	88,626	10,502	8,756
Impairment of assets	28,185	4,632	6,740	76,022	—
Provision for loan losses	—	—	—	—	18,690
Loss (gain) on extinguishment of debt, net	11,707	299	4,038	53	15,719
Loss (gain) on derivatives and financial instruments, net	(7,173)	(7,460)	8,991	1,626	(2,487)
General and administrative expenses	33,705	32,831	28,746	31,101	35,282
Depreciation and amortization	228,201	236,275	243,149	242,834	243,932
Interest expense	122,775	121,416	138,032	144,369	145,232
Consolidated net operating income (NOI)	$540,500	$557,161	$579,222	$590,599	$601,438

NOI by segment:
Seniors Housing Operating	$225,226	$239,505	$265,846	$254,445	$264,700
Triple-net	222,738	224,284	218,684	234,343	233,286
Outpatient Medical	92,168	92,874	93,997	101,097	101,295
Non-segment/corporate	368	498	695	714	2,157
Total NOI	$540,500	$557,161	$579,222	$590,599	$601,438

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,
SSNOI Reconciliations:		2018	2018	2018	2018	2019
NOI:
Seniors Housing Operating		$225,226	$239,505	$265,846	$254,445	$264,700
Triple-net		222,738	224,284	218,684	234,343	233,286
Outpatient Medical		92,168	92,874	93,997	101,097	101,295
Total		540,132	556,663	578,527	589,885	599,281
Adjustments:
Seniors Housing Operating:
Non SSNOI on same store properties		324	413	267	393	1,971
NOI attributable to non same store properties		(12,968)	(22,210)	(50,509)	(40,991)	(46,779)
Subtotal		(12,644)	(21,797)	(50,242)	(40,598)	(44,808)
Triple-net:
Non SSNOI on same store properties		(11,258)	(4,578)	(5,912)	(6,813)	(8,022)
NOI attributable to non same store properties		(74,250)	(75,951)	(72,679)	(89,625)	(85,869)
Subtotal		(85,508)	(80,529)	(78,591)	(96,438)	(93,891)
Outpatient Medical:
Non SSNOI on same store properties		(1,274)	(1,422)	(1,644)	(5,660)	(1,561)
NOI attributable to non same store properties		(4,097)	(4,371)	(5,172)	(7,717)	(12,037)
Subtotal		(5,371)	(5,793)	(6,816)	(13,377)	(13,598)
SSNOI:	Properties
Seniors Housing Operating	409	212,582	217,708	215,604	213,847	219,892
Triple-net	404	137,230	143,755	140,093	137,905	139,395
Outpatient Medical	229	86,797	87,081	87,181	87,720	87,697
Total	1,042	$436,609	$448,544	$442,878	$439,472	$446,984
SSNOI Property Reconciliation:
Total properties	1,494
Acquisitions	(304)
Developments	(21)
Held for sale	(31)
Transitions/restructurings	(87)
Other(1)	(9)
Same store properties	1,042

(1) Includes eight land parcels and one loan.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,
FFO Reconciliations:	2018	2018	2018	2018	2019
Net income attributable to common stockholders	$437,671	$154,432	$64,384	$101,763	$280,470
Depreciation and amortization	228,201	236,275	243,149	242,834	243,932
Impairment of assets	28,185	4,632	6,740	76,022	—
Loss (gain) on real estate dispositions, net	(338,184)	(10,755)	(24,723)	(41,913)	(167,409)
Noncontrolling interests	(16,353)	(17,692)	(17,498)	(17,650)	(17,760)
Unconsolidated entities	13,700	11,833	13,220	13,910	19,150
FFO	$353,220	$378,725	$285,272	$374,966	$358,383

Average common shares outstanding:
Basic	371,426	371,640	373,023	378,240	391,474
Diluted	373,257	373,075	374,487	380,002	393,452

Per share data:
Net income attributable to common stockholders
Basic	$1.18	$0.42	$0.17	$0.27	$0.72
Diluted	1.17	0.41	0.17	0.27	0.71

FFO
Basic	$0.95	$1.02	$0.76	$0.99	$0.92
Diluted	0.95	1.02	0.76	0.99	0.91

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
EBITDA Reconciliations:	2018		2018		2018		2018		2019
Net income (loss)	$453,555		$167,273		$84,226		$124,696		$292,302
Interest expense	122,775		121,416		138,032		144,369		145,232
Income tax expense (benefit)	1,588		3,841		1,741		1,504		2,222
Depreciation and amortization	228,201		236,275		243,149		242,834		243,932
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688

Interest Coverage Ratio:
Interest expense	$122,775		$121,416		$138,032		$144,369		$145,232
Non-cash interest expense	(4,179)		(1,716)		(1,658)		(3,307)		(5,171)
Capitalized interest	2,336		2,100		1,921		1,548		2,327
Total interest	120,932		121,800		138,295		142,610		142,388
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688
Interest coverage ratio	6.67	x	4.34	x	3.38	x	3.60	x	4.80	x

Fixed Charge Coverage Ratio:
Total interest	$120,932		$121,800		$138,295		$142,610		$142,388
Secured debt principal payments	14,247		14,139		13,908		13,994		13,543
Preferred dividends	11,676		11,676		11,676		11,676		—
Total fixed charges	146,855		147,615		163,879		168,280		155,931
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688
Fixed charge coverage ratio	5.49	x	3.58	x	2.85	x	3.05	x	4.38	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,
Adjusted EBITDA Reconciliations:	2018		2018		2018		2018		2019
Net income	$656,551		$620,384		$615,311		$829,750		$668,497
Interest expense	488,800		493,986		509,440		526,592		549,049
Income tax expense (benefit)	19,471		31,761		32,833		8,674		9,308
Depreciation and amortization	921,645		933,072		946,083		950,459		966,190
EBITDA	2,086,467		2,079,203		2,103,667		2,315,475		2,193,044
Loss (income) from unconsolidated entities	62,448		57,221		60,285		641		7,411
Stock-based compensation expense(1)	25,753		26,158		25,443		27,646		23,618
Loss (gain) on extinguishment of debt, net	17,593		12,377		16,415		16,097		20,109
Loss (gain) on real estate dispositions, net	(438,342)		(406,942)		(430,043)		(415,575)		(244,800)
Impairment of assets	141,637		132,638		139,378		115,579		87,394
Provision for loan losses	62,966		62,966		62,966		—		18,690
Loss (gain) on derivatives and financial instruments, net	(6,113)		(14,309)		(5,642)		(4,016)		670
Other expenses(1)	167,524		171,243		161,655		111,990		117,942
Additional other income	—		(10,805)		(10,805)		(14,832)		(14,832)
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$488,800		$493,986		$509,440		$526,592		$549,049
Capitalized interest	11,696		10,437		9,813		7,905		7,896
Non-cash interest expense	(12,858)		(11,628)		(10,087)		(10,860)		(11,852)
Total interest	487,638		492,795		509,166		523,637		545,093
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246
Adjusted interest coverage ratio	4.35	x	4.28	x	4.17	x	4.11	x	4.05	x

Total interest	$487,638		$492,795		$509,166		$523,637		$545,093
Secured debt principal payments	62,077		60,258		58,866		56,288		55,584
Preferred dividends	46,707		46,704		46,704		46,704		35,028
Total fixed charges	596,422		599,757		614,736		626,629		635,705
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246
Adjusted fixed charge coverage ratio	3.55	x	3.52	x	3.45	x	3.44	x	3.48	x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2018	2019
Book capitalization:
Unsecured credit facility and commercial paper	$865,000	$540,000	$1,312,000	$1,147,000	$419,293
Long-term debt obligations(1)	10,484,840	10,895,559	12,192,060	12,150,144	12,371,729
Cash & cash equivalents(2)	(202,824)	(215,120)	(191,199)	(215,376)	(249,127)
Total net debt	11,147,016	11,220,439	13,312,861	13,081,768	12,541,895
Total equity and noncontrolling interests(3)	15,448,201	15,198,644	15,670,065	16,010,645	16,498,376
Book capitalization	$26,595,217	$26,419,083	$28,982,926	$29,092,413	$29,040,271
Net debt to book capitalization ratio	42%	42%	46%	45%	43%

Undepreciated book capitalization:
Total net debt	$11,147,016	$11,220,439	$13,312,861	$13,081,768	$12,541,895
Accumulated depreciation and amortization	4,990,780	5,113,928	5,394,274	5,499,958	5,670,111
Total equity and noncontrolling interests(3)	15,448,201	15,198,644	15,670,065	16,010,645	16,498,376
Undepreciated book capitalization	$31,585,997	$31,533,011	$34,377,200	$34,592,371	$34,710,382
Net debt to undepreciated book capitalization ratio	35%	36%	39%	38%	36%

Market capitalization:
Common shares outstanding	371,971	372,030	375,577	383,675	403,740
Period end share price	$54.43	$62.69	$64.32	$69.41	$77.60
Common equity market capitalization	$20,246,382	$23,322,561	$24,157,113	$26,630,882	$31,330,224
Total net debt	11,147,016	11,220,439	13,312,861	13,081,768	12,541,895
Noncontrolling interests(3)	889,766	856,721	1,362,380	1,378,311	1,419,885
Preferred stock	718,498	718,498	718,498	718,498	—
Enterprise value	$33,001,662	$36,118,219	$39,550,852	$41,809,459	$45,292,004
Net debt to market capitalization ratio	34%	31%	34%	31%	28%

(1) Amounts include senior unsecured notes, secured debt and lease liabilities related to financing leases, as reflected on our Consolidated Balance Sheet. Operating lease liabilities related to the ASC 842 adoption are excluded.

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
Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the Company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the Company’s opportunities to acquire, develop or sell properties; the Company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms or within currently anticipated timeframes; the expected performance of the Company’s operators/tenants and properties; the Company’s expected occupancy rates; the Company’s ability to declare and to make distributions to shareholders; the Company’s investment and financing opportunities and plans; the Company’s continued qualification as a real estate investment trust (“REIT”); the Company’s ability to access capital markets or other sources of funds; and the Company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company’s actual results to differ materially from the Company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the Company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the Company’s properties; the Company’s ability to re-lease space at similar rates as vacancies occur; the Company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the Company’s properties; changes in rules or practices governing the Company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the Company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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
We historically borrow on our unsecured revolving credit facility and Commercial Paper Program to acquire, construct or make loans relating to health care and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed rate debt to repay the borrowings under our unsecured revolving credit facility and Commercial Paper Program. We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed under indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.
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

	March 31, 2019		December 31, 2018
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$9,042,911	$(630,144)	$9,009,159	$(548,558)
Secured debt	1,585,589	(62,037)	1,639,983	(59,522)
Totals	$10,628,500	$(692,181)	$10,649,142	$(608,080)
Our variable rate debt, including our unsecured revolving credit facility and Commercial Paper Program, is reflected at fair value. At March 31, 2019, we had $2,201,695,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $22,017,000. At December 31, 2018, we had $2,683,553,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $26,836,000.
     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2019, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $12,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2019		December 31, 2018
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$32,609	$22,383	$23,620	$16,163
Debt designated as hedges	1,592,911	15,929	1,559,159	15,592
Totals	$1,625,520	$38,312	$1,582,779	$31,755
For additional information regarding fair values of financial instruments, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Notes 12 and 17 to our unaudited consolidated financial statements.
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

WELLTOWER INC.
  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Item 1A. Risk Factors
There have been no material changes from the risk factors identified under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	46,219	$72.03
February 1, 2019 through February 28, 2019	34,376	76.95
March 1, 2019 through March 31, 2019	183	75.22
Totals	80,778	$74.13

(1) During the three months ended March 31, 2019, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.
Item 5. Other Information
On April 26, 2019, we entered into a First Amendment to the Credit Agreement dated July 19, 2018 between the Company and a consortium of 31 banks. This amendment to our primary unsecured credit facility deleted Section 8.01(i), pursuant to which a "Material Adverse Event" constituted an event of default. The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

Item 6. Exhibits

4.1
Supplemental Indenture No. 15, dated as of February 15, 2019 between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee (filed with the SEC as Exhibit 4.2 to the Company’s 8-K filed February 15, 2019 and incorporated by reference herein).

10.1
First Amendment, dated April 26, 2019, to the Credit Agreement dated as of July 19, 2018 by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent, L/C issuer and a swingline lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Deutsche Bank Securities Inc., as documentation agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as U.S. joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint book runners.

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

WELLTOWER INC.
Date:	April 30, 2019	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2019	By:	/s/ JOHN A. GOODEY
John A. Goodey,
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2019	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Senior Vice President & Controller (Principal Accounting Officer)