Form 10-Q
period 2019-06-30
WELLTOWER INC.
filed 2019-08-01
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-8923
WELLTOWER INC.

(Exact name of registrant as specified in its charter)

Delaware			34-1096634
(State or other jurisdiction of Incorporation)			(IRS Employer Identification No.)

4500 Dorr Street	Toledo,	Ohio	43615
(Address of principal executive offices)			(Zip Code)

(419)			247-2800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value per share	WELL	New York Stock Exchange
4.800% Notes due 2028	WELL28	New York Stock Exchange
4.500% Notes due 2034	WELL34	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of July 19, 2019, the registrant had 405,246,816 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2019 (Unaudited)	December 31, 2018 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,337,234	$3,205,091
Buildings and improvements	28,691,274	28,019,502
Acquired lease intangibles	1,589,138	1,581,159
Real property held for sale, net of accumulated depreciation	1,704,206	590,271
Construction in progress	363,160	194,365
Less accumulated depreciation and amortization	(5,539,435)	(5,499,958)
Net real property owned	30,145,577	28,090,430
Right of use assets, net	550,342	—
Real estate loans receivable, net of allowance	368,994	330,339
Net real estate investments	31,064,913	28,420,769
Other assets:
Investments in unconsolidated entities	519,387	482,914
Goodwill	68,321	68,321
Cash and cash equivalents	268,666	215,376
Restricted cash	91,052	100,753
Straight-line rent receivable	419,501	367,093
Receivables and other assets	716,857	686,846
Total other assets	2,083,784	1,921,303
Total assets	$33,148,697	$30,342,072

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$1,869,188	$1,147,000
Senior unsecured notes	10,606,106	9,603,299
Secured debt	2,675,507	2,476,177
Lease liabilities	469,029	70,668
Accrued expenses and other liabilities	1,076,061	1,034,283
Total liabilities	16,695,891	14,331,427
Redeemable noncontrolling interests	483,234	424,046
Equity:
Preferred stock	—	718,498
Common stock	406,014	384,465
Capital in excess of par value	19,740,145	18,424,368
Treasury stock	(74,042)	(68,499)
Cumulative net income	6,539,766	6,121,534
Cumulative dividends	(11,516,994)	(10,818,557)
Accumulated other comprehensive income (loss)	(100,622)	(129,769)
Other equity	188	294
Total Welltower Inc. stockholders’ equity	14,994,455	14,632,334
Noncontrolling interests	975,117	954,265
Total equity	15,969,572	15,586,599
Total liabilities and equity	$33,148,697	$30,342,072

NOTE: The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Resident fees and services	$914,085	$763,345	$1,782,370	$1,499,279
Rental income	385,586	333,601	766,670	676,970
Interest income	17,356	13,462	32,475	28,110
Other income	3,079	15,504	10,836	18,518
Total revenues	1,320,106	1,125,912	2,592,351	2,222,877

Expenses:
Property operating expenses	701,127	568,751	1,371,934	1,125,216
Depreciation and amortization	248,052	236,275	491,984	464,476
Interest expense	141,336	121,416	286,568	244,191
General and administrative expenses	33,741	32,831	69,023	66,536
Loss (gain) on derivatives and financial instruments, net	1,913	(7,460)	(574)	(14,633)
Loss (gain) on extinguishment of debt, net	—	299	15,719	12,006
Provision for loan losses	—	—	18,690	—
Impairment of assets	9,939	4,632	9,939	32,817
Other expenses	21,628	10,058	30,384	13,770
Total expenses	1,157,736	966,802	2,293,667	1,944,379

Income (loss) from continuing operations before income taxes and other items	162,370	159,110	298,684	278,498
Income tax (expense) benefit	(1,599)	(3,841)	(3,821)	(5,429)
Income (loss) from unconsolidated entities	(9,049)	1,249	(18,248)	(1,180)
Gain (loss) on real estate dispositions, net	(1,682)	10,755	165,727	348,939
Income (loss) from continuing operations	150,040	167,273	442,342	620,828

Net income	150,040	167,273	442,342	620,828
Less: Preferred stock dividends	—	11,676	—	23,352
Less: Net income (loss) attributable to noncontrolling interests(1)	12,278	1,165	24,110	5,373
Net income (loss) attributable to common stockholders	$137,762	$154,432	$418,232	$592,103

Average number of common shares outstanding:
Basic	404,607	371,640	398,073	371,552
Diluted	406,673	373,075	400,096	373,186

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.37	$0.45	$1.11	$1.67
Net income (loss) attributable to common stockholders	$0.34	$0.42	$1.05	$1.59

Diluted:
Income (loss) from continuing operations	$0.37	$0.45	$1.11	$1.66
Net income (loss) attributable to common stockholders	$0.34	$0.41	$1.05	$1.59

Dividends declared and paid per common share	$0.87	$0.87	$1.74	$1.74

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$150,040	$167,273	$442,342	$620,828

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(54,024)	(200,826)	24,596	(121,802)
Derivative instruments gain (loss)	100,407	150,703	12,725	88,005
Total other comprehensive income (loss)	46,383	(50,123)	37,321	(33,797)

Total comprehensive income (loss)	196,423	117,150	479,663	587,031
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	14,665	(7,580)	32,284	(7,258)
Total comprehensive income (loss) attributable to common stockholders	$181,758	$124,730	$447,379	$594,289

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2019
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at December 31, 2018	$718,498	$384,465	$18,424,368	$(68,499)	$6,121,534	$(10,818,557)	$(129,769)	$294	$954,265	$15,586,599
Comprehensive income:
Net income (loss)					280,470				10,785	291,255
Other comprehensive income							(14,849)		5,787	(9,062)
Total comprehensive income										282,193
Net change in noncontrolling interests			(8,845)						(1,497)	(10,342)
Amounts related to stock incentive plans, net of forfeitures		120	7,420	(5,993)				(26)		1,521
Proceeds from issuance of common stock		7,212	525,408							532,620
Conversion of preferred stock	(718,498)	12,712	705,786							—
Dividends paid:
Common stock dividends						(344,760)				(344,760)
Balances at March 31, 2019	$—	$404,509	$19,654,137	$(74,492)	$6,402,004	$(11,163,317)	$(144,618)	$268	$969,340	$16,047,831
Comprehensive income:
Net income (loss)					137,762				11,349	149,111
Other comprehensive income							43,996		2,387	46,383
Total comprehensive income										195,494
Net change in noncontrolling interests			(23,672)						(7,959)	(31,631)
Amounts related to stock incentive plans, net of forfeitures		18	7,959	450				(80)		8,347
Proceeds from issuance of common stock		1,487	101,721							103,208
Dividends paid:
Common stock dividends						(353,677)				(353,677)
Balances at June 30, 2019	$—	$406,014	$19,740,145	$(74,042)	$6,539,766	$(11,516,994)	$(100,622)	$188	$975,117	$15,969,572

	Six Months Ended June 30, 2018
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at December 31, 2017	$718,503	$372,449	$17,662,681	$(64,559)	$5,316,580	$(9,471,712)	$(111,465)	$670	$502,305	$14,925,452
Comprehensive income:
Net income (loss)					449,347				5,191	454,538
Other comprehensive income							20,212		(3,886)	16,326
Total comprehensive income										470,864
Net change in noncontrolling interests			(13,157)						(2,719)	(15,876)
Amounts related to stock incentive plans, net of forfeitures		150	11,085	(4,137)						7,098
Proceeds from issuance of common stock		130	7,060							7,190
Conversion of preferred stock	(5)		5							—
Dividends paid:
Common stock dividends						(323,726)				(323,726)
Preferred stock dividends						(11,676)				(11,676)
Balances at March 31, 2018	$718,498	$372,729	$17,667,674	$(68,696)	$5,765,927	$(9,807,114)	$(91,253)	$670	$500,891	$15,059,326
Comprehensive income:
Net income (loss)					166,108				2,355	168,463
Other comprehensive income							(41,378)		(8,745)	(50,123)
Total comprehensive income										118,340
Net change in noncontrolling interests			(14,822)						(35,937)	(50,759)
Amounts related to stock incentive plans, net of forfeitures		18	5,801	35				(11)		5,843
Proceeds from issuance of common stock		54	2,731							2,785
Dividends paid:
Common stock dividends						(323,372)				(323,372)
Preferred stock dividends						(11,676)				(11,676)
Balances at June 30, 2018	$718,498	$372,801	$17,661,384	$(68,661)	$5,932,035	$(10,142,162)	$(132,631)	$659	$458,564	$14,800,487

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net income	$442,342	$620,828
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	491,984	464,476
Other amortization expenses	9,761	7,984
Provision for loan losses	18,690	—
Impairment of assets	9,939	32,817
Stock-based compensation expense	15,192	16,725
Loss (gain) on derivatives and financial instruments, net	(574)	(14,633)
Loss (gain) on extinguishment of debt, net	15,719	12,006
Loss (income) from unconsolidated entities	18,248	1,180
Rental income less than (in excess of) cash received	(53,234)	13,544
Amortization related to above (below) market leases, net	(2)	1,363
Loss (gain) on real estate dispositions, net	(165,727)	(348,939)
Distributions by unconsolidated entities	46	21
Increase (decrease) in accrued expenses and other liabilities	55,415	46,718
Decrease (increase) in receivables and other assets	(3,317)	(15,666)
Net cash provided from (used in) operating activities	854,482	838,424

Investing activities:
Cash disbursed for acquisitions	(2,718,808)	(595,596)
Cash disbursed for capital improvements to existing properties	(124,176)	(111,332)
Cash disbursed for construction in progress	(155,409)	(62,978)
Capitalized interest	(6,256)	(4,436)
Investment in real estate loans receivable	(62,935)	(48,291)
Principal collected on real estate loans receivable	6,840	91,427
Other investments, net of payments	(17,640)	(48,212)
Contributions to unconsolidated entities	(119,001)	(32,768)
Distributions by unconsolidated entities	70,844	22,897
Proceeds from (payments on) derivatives	(21,643)	(27,678)
Proceeds from sales of real property	616,820	947,218
Net cash provided from (used in) investing activities	(2,531,364)	130,251

Financing activities:
Net increase (decrease) in unsecured credit facility and commercial paper	722,188	(179,000)
Proceeds from issuance of senior unsecured notes	2,036,964	545,074
Payments to extinguish senior unsecured notes	(1,050,000)	(450,000)
Net proceeds from the issuance of secured debt	295,969	44,606
Payments on secured debt	(178,700)	(224,958)
Net proceeds from the issuance of common stock	647,156	10,188
Payments for deferred financing costs and prepayment penalties	(24,177)	(18,639)
Contributions by noncontrolling interests(1)	39,122	8,421
Distributions to noncontrolling interests(1)	(64,004)	(59,484)
Cash distributions to stockholders	(695,099)	(670,859)
Other financing activities	(8,615)	(5,639)
Net cash provided from (used in) financing activities	1,720,804	(1,000,290)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(333)	(5,305)
Increase (decrease) in cash, cash equivalents and restricted cash	43,589	(36,920)
Cash, cash equivalents and restricted cash at beginning of period	316,129	309,303
Cash, cash equivalents and restricted cash at end of period	$359,718	$272,383

Supplemental cash flow information:
Interest paid	$252,714	$209,156
Income taxes paid (received), net	2,040	4,835

(1) Includes amounts attributable to redeemable noncontrolling interests.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Welltower Inc. (the "Company"), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing and post-acute communities and outpatient medical properties.
2. Accounting Policies and Related Matters
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily an indication of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following ASU has been issued but not yet adopted:

•
In 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the new leases standard from the scope of the new credit losses standard. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

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
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Six Months Ended
	June 30, 2019				June 30, 2018
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$103,743	$8,099	$132,154	$243,996	$47,865	$1,691	$7,369	$56,925
Buildings and improvements	1,109,966	96,244	1,198,608	2,404,818	535,921	—	42,673	578,594
Acquired lease intangibles	58,773	—	85,492	144,265	68,084	—	5,852	73,936
Construction in progress	36,174	—	—	36,174	—	—	—	—
Right of use assets, net	—	—	56,073	56,073	—	—	—	—
Receivables and other assets	4,560	—	376	4,936	1,255	—	1	1,256
Total assets acquired(1)	1,313,216	104,343	1,472,703	2,890,262	653,125	1,691	55,895	710,711
Secured debt	(43,209)	—	—	(43,209)	(89,973)	—	—	(89,973)
Lease liabilities	—	—	(45,287)	(45,287)	—	—	—	—
Accrued expenses and other liabilities	(8,677)	—	(22,506)	(31,183)	(14,686)	(6)	(632)	(15,324)
Total liabilities acquired	(51,886)	—	(67,793)	(119,679)	(104,659)	(6)	(632)	(105,297)
Noncontrolling interests	(38,830)	(1,056)	—	(39,886)	(9,818)	—	—	(9,818)
Non-cash acquisition related activity(2)	(11,889)	—	—	(11,889)	—	—	—	—
Cash disbursed for acquisitions	1,210,611	103,287	1,404,910	2,718,808	538,648	1,685	55,263	595,596
Construction in progress additions	110,761	24,066	26,587	161,414	20,704	38,238	11,319	70,261
Less: Capitalized interest	(3,560)	(908)	(1,788)	(6,256)	(1,783)	(1,432)	(1,221)	(4,436)
Foreign currency translation	141	65	—	206	1,176	132	—	1,308
Accruals(3)	—	—	45	45	—	—	(4,155)	(4,155)
Cash disbursed for construction in progress	107,342	23,223	24,844	155,409	20,097	36,938	5,943	62,978
Capital improvements to existing properties	97,867	7,423	18,886	124,176	76,237	8,569	26,526	111,332
Total cash invested in real property, net of cash acquired	$1,415,820	$133,933	$1,448,640	$2,998,393	$634,982	$47,192	$87,732	$769,906
(1) Excludes $ 1,910,000 and $4,392,000 of unrestricted and restricted cash acquired during the six months ended June 30, 2019 and 2018, respectively.
(2) Relates to the acquisition of assets previously recognized as investments in unconsolidated entities.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Development projects:
Seniors Housing Operating	$28,117	$37,215
Triple-net	—	59,188
Outpatient Medical	—	11,358
Total construction in progress conversions	$28,117	$107,761

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2019	December 31, 2018
Assets:
In place lease intangibles	$1,473,060	$1,410,725
Above market tenant leases	69,656	63,935
Below market ground leases (1)	—	64,513
Lease commissions	46,422	41,986
Gross historical cost	1,589,138	1,581,159
Accumulated amortization	(1,163,936)	(1,197,336)
Net book value	$425,202	$383,823

Weighted-average amortization period in years	8.6	16.0

Liabilities:
Below market tenant leases	$94,082	$81,676
Above market ground leases (1)	—	8,540
Gross historical cost	94,082	90,216
Accumulated amortization	(45,147)	(44,266)
Net book value	$48,935	$45,950

Weighted-average amortization period in years	8.2	14.7

(1) Effective on January 1, 2019 with the adoption of ASC 842, above and below market ground lease intangibles are reported within the right of use assets, net line on the Consolidated Balance Sheet.
The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental income related to (above)/below market tenant leases, net	$73	$(333)	$(82)	$(684)
Amortization related to in place lease intangibles and lease commissions	(28,518)	(33,763)	(53,423)	(66,024)

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2019	$84,909	$4,777
2020	101,374	8,835
2021	51,215	7,865
2022	34,495	7,130
2023	28,361	4,989
Thereafter	124,848	15,339
Total	$425,202	$48,935

5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At June 30, 2019, 55 Seniors Housing Operating, 30 Triple-net, and four Outpatient Medical properties with an aggregate real estate balance of $1,704,206,000 were classified as held for sale. In addition, secured debt of $37,429,000 and net other assets and liabilities of $58,816,000 related to the held for sale properties. During the six months ended June 30, 2019, we recorded net impairment charges of $9,939,000 on certain held for sale properties for which the carrying value exceeded the fair values, less estimated costs to sell, if applicable. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Real estate dispositions:
Seniors Housing Operating	$8,726	$2,200
Triple-net	442,865	367,978
Outpatient Medical	—	223,069
Total dispositions	451,591	593,247
Gain (loss) on real estate dispositions, net	165,727	348,939
Net other assets/liabilities disposed	(498)	5,032
Proceeds from real estate dispositions	$616,820	$947,218

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Total revenues	$112,694	$121,079	$228,441	$249,639
Expenses:
Interest expense	479	579	983	1,200
Property operating expenses	70,244	74,213	146,260	150,120
Provision for depreciation	12,520	18,431	24,897	38,275
Total expenses	83,243	93,223	172,140	189,595
Income (loss) from real estate dispositions, net	$29,451	$27,856	$56,301	$60,044

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
We sublease certain real estate to a third party. Our sublease portfolio consists of a finance lease with Genesis HealthCare for seven buildings.
The components of lease expense were as follows for the period presented (in thousands):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$7,267	$14,679
Non-real estate lease expense	General and administrative expenses	408	770
Finance lease cost:
Amortization of leased assets	Property operating expenses	2,153	4,245
Interest on lease liabilities	Interest expense	1,166	2,169
Sublease income	Rental income	(1,043)	(2,087)
Total		$9,951	$19,776

(1) Includes short-term leases which are immaterial.

Maturities of lease liabilities as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$9,809	$4,488
2020	19,625	8,821
2021	19,558	8,485
2022	18,627	7,852
2023	18,707	68,967
Thereafter	1,595,101	86,081
Total lease payments	1,681,427	184,694
Less: Imputed interest	(1,321,129)	(75,963)
Total present value of lease liabilities	$360,298	$108,731

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows for the date indicated (in thousands, except lease terms and discount rate):

	Classification	June 30, 2019
Right of use assets:
Operating leases - real estate	Right of use assets, net	$386,061
Finance leases	Right of use assets, net	164,281
Real estate right of use assets, net		550,342
Operating leases - corporate	Receivables and other assets	5,055
Total right of use assets, net		$555,397

Lease liabilities:
Operating leases		$360,298
Financing leases		108,731
Total		$469,029

Weighted average remaining lease term (years):
Operating leases		50.0
Finance leases		15.8

Weighted average discount rate:
Operating leases		5.21%
Finance leases		5.17%

Supplemental cash flow information related to leases was as follows for the date indicated (in thousands):

	Classification	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$4,627
Operating cash flows from finance leases	Decrease (increase) in receivables and other assets	3,916
Financing cash flows from finance leases	Other financing activities	(1,638)

Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our outpatient medical portfolio typically include some form of operating expense reimbursement by the tenant. We recognized $766,670,000 of rental and other revenues related to operating lease payments, of which $94,017,000 was for variable lease payments for the six months ended June 30, 2019, which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. The following table sets forth the undiscounted cash flows for future minimum lease payments receivable for leases in effect at June 30, 2019 (excluding properties in our Seniors Housing Operating partnerships and excluding any operating expense reimbursements) (in thousands):

2019	$925,026
2020	1,380,111
2021	1,346,698
2022	1,237,904
2023	1,255,408
Thereafter	9,745,880
Totals	$15,891,027

7. Real Estate Loans Receivable
Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of our accounting policies for real estate loans receivable and related interest income.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our net real estate loans receivable (in thousands):

	June 30, 2019	December 31, 2018
Mortgage loans	$332,770	$317,443
Other real estate loans	104,596	81,268
Less allowance for losses on loans receivable	(68,372)	(68,372)
Totals	$368,994	$330,339

The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2019			June 30, 2018
	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$25,000	$5,000	$30,000	$11,806	$8,281	$7,022	$27,109
Draws on existing loans	20,051	12,884	32,935	—	21,182	—	21,182
Net cash advances on real estate loans	45,051	17,884	62,935	11,806	29,463	7,022	48,291
Receipts on real estate loans receivable:
Loan payoffs	4,384	—	4,384	—	58,557	—	58,557
Principal payments on loans	2,456	—	2,456	—	32,870	—	32,870
Net cash receipts on real estate loans	6,840	—	6,840	—	91,427	—	91,427
Net cash advances (receipts) on real estate loans	$38,211	$17,884	$56,095	$11,806	$(61,964)	$7,022	$(43,136)

In 2016, we restructured real estate loans with Genesis HealthCare and recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan.  In 2017, we recorded an additional loan loss charge of $62,966,000 relating to real estate loans with Genesis HealthCare based on an estimation of expected future cash flows discounted at the effective interest rate of the loans. In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain Triple-net real estate loans receivable that were no longer deemed collectible. During the quarter ended June 30, 2019, these loans were written off. As of June 30, 2019, the allowance for loan loss balance of $68,372,000 is deemed to be sufficient to absorb expected losses. At June 30, 2019, we had one real estate loan with an outstanding balance of $2,534,000 on non-accrual status.
The following is a summary of our impaired loans (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Balance of impaired loans at end of period	$188,068	$214,871
Allowance for loan losses	68,372	68,372
Balance of impaired loans not reserved	$119,696	$146,499
Average impaired loans for the period	$197,426	$252,172
Interest recognized on impaired loans(1)	7,964	8,847

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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage Ownership(1)	June 30, 2019	December 31, 2018
Seniors Housing Operating	10% to 50%	$379,886	$344,982
Triple-net	10% to 49%	9,459	34,284
Outpatient Medical	43% to 50%	130,042	103,648
Total		$519,387	$482,914

(1) Excludes ownership of in-substance real estate.

At June 30, 2019, the aggregate unamortized basis difference of our joint venture investments of $101,571,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2019, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	165	$174,422	14%
ProMedica	218	107,541	9%
Revera(3)	98	72,928	6%
Genesis HealthCare	60	60,984	5%
Benchmark Senior Living(4)	48	55,530	5%
Remaining portfolio	1,009	749,012	61%
Totals	1,598	$1,220,417	100%

(1) Genesis Healthcare and ProMedica are in our Triple-net segment. Sunrise Senior Living and Revera are in our Seniors Housing Operating segment. Benchmark Senior Living is in both our Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 38% of total NOI for the year ended December 31, 2018.
(3) Revera owns a controlling interest in Sunrise Senior Living.
(4) Please see Note 21 for additional information.

10. Borrowings Under Credit Facilities and Commercial Paper Program
 At June 30, 2019, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility ($935,000,000 outstanding at June 30, 2019), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2019). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (3.22% at June 30, 2019). The applicable margin is based on our debt ratings and was 0.825% at June 30, 2019. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at June 30, 2019. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
In January 2019, we established an unsecured commercial paper program (the "Commercial Paper Program"). Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of June 30, 2019, there was a balance of $934,188,000 outstanding on the Commercial Paper Program ($935,000,000 in principal outstanding net of an unamortized discount of $812,000), which reduces the borrowing capacity on the unsecured revolving credit facility. The notes bear interest at various floating rates with a weighted average of 2.70% as of June 30, 2019 and a weighted average maturity of 31 days as of June 30, 2019.
The following information relates to aggregate borrowings under the unsecured revolving credit facility and Commercial Paper Program for the periods presented (dollars in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance outstanding at quarter end	$1,870,000	$540,000	$1,870,000	$540,000
Maximum amount outstanding at any month end	$2,880,000	$685,000	$2,880,000	$865,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$1,807,631	$562,747	$1,301,883	$463,978
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	3.08%	3.04%	3.11%	2.91%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At June 30, 2019, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2019	$—	$312,291	$312,291
2020(4)	1,236,665	144,518	1,381,183
2021	450,000	383,425	833,425
2022	600,000	352,410	952,410
2023(5,6)	1,790,971	330,498	2,121,469
Thereafter(7,8)	6,633,920	1,166,840	7,800,760
Totals	$10,711,556	$2,689,982	$13,401,538

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 2.86% to 6.50%.
(3) Annual interest rates range from 1.69% to 12.00%. Carrying value of the properties securing the debt totaled $5,991,142,000 at June 30, 2019.
(4) Includes a $300,000,000 Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $229,165,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2019) and a $1,000,000,000 unsecured term loan facility that matures on May 28, 2020 which was put in place to bridge the acquisition of the CNL Healthcare Properties portfolio. The unsecured term loan facility was subsequently extinguished in July 2019 with proceeds from the disposition of the Benchmark Senior Living portfolio.
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $190,971,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2019). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (2.86% at June 30, 2019).
(6) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (3.29% at June 30, 2019).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $698,720,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2019).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $635,200,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2019).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2019		June 30, 2018
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$9,699,984	4.48%	$8,417,447	4.31%
Debt issued	2,050,000	3.58%	550,000	4.25%
Debt extinguished	(1,050,000)	4.98%	(450,000)	2.25%
Foreign currency	11,572	3.52%	(55,693)	4.02%
Ending balance	$10,711,556	4.24%	$8,461,754	4.46%

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2019		June 30, 2018
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,485,711	3.90%	$2,618,408	3.76%
Debt issued	295,969	3.52%	44,606	3.38%
Debt assumed	42,000	4.62%	85,192	4.40%
Debt extinguished	(151,473)	4.42%	(196,573)	5.66%
Principal payments	(27,227)	3.74%	(28,385)	3.91%
Foreign currency	45,002	3.37%	(61,170)	3.33%
Ending balance	$2,689,982	3.84%	$2,462,078	3.76%

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2019, we were in compliance with all of the covenants under our debt agreements.
12. Derivative Instruments
We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our non-U.S. investments and interest rate risk related to our capital structure. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, cross currency swap contacts, interest rate swaps, interest rate locks, and debt issued in foreign currencies to offset a portion of these risks.
 Foreign Currency Forward Contracts Designated as Cash Flow Hedges
For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is deferred as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and floating-rate debt and manage interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed-rate payments. These interest rate swap agreements were used to hedge the variable cash flows associated with variable-rate debt.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to the consolidated statements of income.

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
During the six months ended June 30, 2019 and 2018, we settled certain net investment hedges generating cash proceeds of $6,716,000 and necessitating cash payments of $27,774,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Contracts Undesignated
We use foreign currency exchange contracts to manage existing exposures to foreign currency exchange risk. Gains and losses resulting from the changes in fair value of these instruments are recorded in interest expense on the Consolidated Statements of Comprehensive Income and are substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures. In addition, we have several interest rate cap contracts related to variable rate secured debt agreements. Gains and losses resulting from the changes in fair values of these instruments are also recorded in interest expense.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$500,000	$575,000
Denominated in Pounds Sterling	£1,340,708	£890,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$1,188,250	$—

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$405,819	$405,819
Forward purchase contracts denominated in Canadian Dollars	$(217,500)	$(325,000)
Forward sales contracts denominated in Canadian Dollars	$280,000	$405,000
Forward purchase contracts denominated in Pounds Sterling	£(125,000)	£(350,000)
Forward sales contracts denominated in Pounds Sterling	£125,000	£350,000

(1) At June 30, 2019 the maximum maturity date was July 15, 2021.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$7,134	$4,091	$12,467	$3,822

Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(1,128)	$734	$(2,666)	$2,453

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$100,407	$150,703	$12,725	$88,005

13. Commitments and Contingencies
At June 30, 2019, we had 14 outstanding letter of credit obligations totaling $48,111,000 and expiring between 2019 and 2024. At June 30, 2019, we had outstanding construction in progress of $363,160,000 and were committed to providing additional funds of approximately $483,210,000 to complete construction. Purchase obligations include contingent purchase obligations totaling $8,476,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2019	December 31, 2018
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	14,375,000
Outstanding shares	—	14,369,965

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	406,497,122	384,849,236
Outstanding shares	405,254,113	383,674,603

   Preferred Stock The following is a summary of our preferred stock activity during the periods indicated:

	Six Months Ended
	June 30, 2019		June 30, 2018
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	14,369,965	6.50%	14,370,060	6.50%
Shares converted	(14,369,965)	6.50%	(95)	6.50%
Ending balance	—	—%	14,369,965	6.50%

During the six months ended June 30, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock.
     Common Stock In February 2019, we entered into separate amended and restated equity distribution agreements whereby we can offer and sell up to $1,500,000,000 aggregate amount of our common stock ("Equity Shelf Program"). The Equity Shelf Program also allows us to enter into forward sale agreements. As of June 30, 2019, we had $1,360,820,000 of remaining capacity under the Equity Shelf Program, which excludes forward sales agreements outstanding for the sale of 2,194,575 shares with maturity dates in the fourth quarter. We expect to physically settle the forward sales for cash proceeds.
The following is a summary of our common stock issuances during the six months ended June 30, 2019 and 2018 (dollars in thousands, except average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2018 Dividend reinvestment plan issuances	182,910	$55.40	$10,133	$10,133
2018 Option exercises	1,026	53.61	55	55
2018 Preferred stock conversions	83		—	—
2018 Stock incentive plans, net of forfeitures	114,037		—	—
2018 Totals	298,056		$10,188	$10,188

2019 Dividend reinvestment plan issuances	4,304,712	$75.20	$323,724	$320,243
2019 Option exercises	10,736	51.32	551	551
2019 Equity Shelf Program issuances	4,384,045	74.97	328,665	326,362
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	167,565		—	—
2019 Totals	21,579,510		$652,940	$647,156

Dividends  The increase in dividends is primarily attributable to increases in our common shares outstanding, offset by the conversion of the Series I Preferred Stock as described above.  The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2019		June 30, 2018
	Per Share	Amount	Per Share	Amount
Common Stock	$1.7400	$698,437	$1.7400	$647,098
Series I Preferred Stock	—	—	1.6250	23,352
Totals		$698,437		$670,450

Accumulated Other Comprehensive Income  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	June 30, 2019	December 31, 2018
Foreign currency translation	$(851,584)	$(868,006)
Derivative instruments	751,502	738,777
Actuarial losses	(540)	(540)
Total accumulated other comprehensive loss	$(100,622)	$(129,769)

15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $7,662,000 and $15,192,000 for the three and six months ended June 30, 2019, respectfully, and $5,167,000 and $16,725,000 for the same periods in 2018.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$137,762	$154,432	$418,232	$592,103

Denominator for basic earnings per
share - weighted average shares	404,607	371,640	398,073	371,552
Effect of dilutive securities:
Employee stock options	—	14	1	15
Non-vested restricted shares	955	325	911	523
Redeemable shares	1,096	1,096	1,096	1,096
Employee stock purchase program	15	—	15	—
Dilutive potential common shares	2,066	1,435	2,023	1,634
Denominator for diluted earnings per
share - adjusted weighted average shares	406,673	373,075	400,096	373,186

Basic earnings per share	$0.34	$0.42	$1.05	$1.59
Diluted earnings per share	$0.34	$0.41	$1.05	$1.59

The Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the 2018 calculation as the effect of the conversions were anti-dilutive. As of June 30, 2019, forward sales agreements outstanding for the sale of 2,194,575 shares of common stock were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period.
17. Disclosure about Fair Value of Financial Instruments

WELLTOWER INC.
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
Foreign Currency Forward Contracts, Interest Rate Swaps and Cross Currency Swaps — Foreign currency forward contracts, interest rate swaps and cross currency swaps are recorded in other assets or other liabilities on the balance sheet at fair value that is derived from observable market data, including yield curves and foreign exchange rates (all of our derivatives are Level 2).
Redeemable OP Unitholder Interests — Our redeemable unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs. The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$264,398	$274,116	$249,071	$257,337
Other real estate loans receivable	104,596	105,706	81,268	82,742
Equity securities	11,860	11,860	11,286	11,286
Cash and cash equivalents	268,666	268,666	215,376	215,376
Restricted cash	91,052	91,052	100,753	100,753
Foreign currency forward contracts, interest rate swaps and cross currency swaps	91,290	91,290	94,729	94,729

Financial liabilities:
Unsecured revolving credit facility and commercial paper note program	$1,869,188	$1,869,188	$1,147,000	$1,147,000
Senior unsecured notes	10,606,106	11,026,259	9,603,299	10,043,797
Secured debt	2,675,507	2,737,838	2,476,177	2,499,130
Foreign currency forward contracts, interest rate swaps and cross currency swaps	32,249	32,249	71,109	71,109

Redeemable OP unitholder interests	$121,476	$121,476	$103,071	$103,071

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

	Fair Value Measurements as of June 30, 2019
	Total	Level 1	Level 2	Level 3
Equity securities	$11,860	$11,860	$—	$—
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability)(1)	59,041	—	59,041	—
Redeemable OP unitholder interests	121,476	—	121,476	—
Totals	$192,377	$11,860	$180,517	$—
(1) Please see Note 12 for additional information.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired/assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 7 for impairments of real estate loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.
18. Segment Reporting
 We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our seniors housing operating properties include assisted living, independent living/continuing care retirement communities, independent supportive living communities

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended June 30, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$914,085	$—	$—	$—	$914,085
Rental income	—	222,362	163,224	—	385,586
Interest income	—	17,118	238	—	17,356
Other income	1,444	1,278	(97)	454	3,079
Total revenues	915,529	240,758	163,365	454	1,320,106

Property operating expenses	637,317	12,823	50,987	—	701,127
Consolidated net operating income	278,212	227,935	112,378	454	618,979

Depreciation and amortization	136,551	56,056	55,445	—	248,052
Interest expense	17,572	3,225	3,386	117,153	141,336
General and administrative expenses	—	—	—	33,741	33,741
Loss (gain) on derivatives and financial instruments, net	—	1,913	—	—	1,913
Impairment of assets	—	(940)	10,879	—	9,939
Other expenses	11,857	5,560	(4)	4,215	21,628
Income (loss) from continuing operations before income taxes and other items	112,232	162,121	42,672	(154,655)	162,370
Income tax (expense) benefit	375	(1,361)	(586)	(27)	(1,599)
(Loss) income from unconsolidated entities	(17,453)	6,578	1,826	—	(9,049)
Gain (loss) on real estate dispositions, net	(550)	(1,130)	(2)	—	(1,682)
Income (loss) from continuing operations	94,604	166,208	43,910	(154,682)	150,040
Net income (loss)	$94,604	$166,208	$43,910	$(154,682)	$150,040

Total assets	$16,440,104	$9,494,388	$7,004,561	$209,644	$33,148,697

Three Months Ended June 30, 2018:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$763,345	$—	$—	$—	$763,345
Rental income	—	197,961	135,640	—	333,601
Interest income	172	13,247	43	—	13,462
Other income	1,650	13,212	144	498	15,504
Total revenues	765,167	224,420	135,827	498	1,125,912

Property operating expenses	525,662	136	42,953	—	568,751
Consolidated net operating income	239,505	224,284	92,874	498	557,161

Depreciation and amortization	134,779	55,309	46,187	—	236,275
Interest expense	16,971	3,800	1,656	98,989	121,416
General and administrative expenses	—	—	—	32,831	32,831
Loss (gain) on derivatives and financial instruments, net	—	(7,460)	—	—	(7,460)
Loss (gain) on extinguishment of debt, net	299	—	—	—	299
Impairment of assets	2,212	2,420	—	—	4,632
Other expenses	6,167	957	2,095	839	10,058
Income (loss) from continuing operations before income taxes and other items	79,077	169,258	42,936	(132,161)	159,110
Income tax (expense) benefit	(2,617)	(688)	(378)	(158)	(3,841)
(Loss) income from unconsolidated entities	(5,204)	5,062	1,391	—	1,249
Gain (loss) on real estate dispositions, net	(1)	10,759	(3)	—	10,755
Income (loss) from continuing operations	71,255	184,391	43,946	(132,319)	167,273
Net income (loss)	$71,255	$184,391	$43,946	$(132,319)	$167,273

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2019	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,782,370	$—	$—	$—	$1,782,370
Rental income	—	454,394	312,276	—	766,670
Interest income	—	32,064	411	—	32,475
Other income	5,545	2,541	139	2,611	10,836
Total revenues	1,787,915	488,999	312,826	2,611	2,592,351

Property operating expenses	1,245,003	27,778	99,153	—	1,371,934
Consolidated net operating income	542,912	461,221	213,673	2,611	1,220,417

Depreciation and amortization	268,126	117,404	106,454	—	491,984
Interest expense	35,823	6,665	6,734	237,346	286,568
General and administrative expenses	—	—	—	69,023	69,023
Loss (gain) on derivatives and financial instruments, net	—	(574)	—	—	(574)
Loss (gain) on extinguishment of debt, net	—	—	—	15,719	15,719
Provision for loan losses	—	18,690	—	—	18,690
Impairment of assets	—	(940)	10,879	—	9,939
Other expenses	14,803	8,589	750	6,242	30,384
Income (loss) from continuing operations before income taxes and other items	224,160	311,387	88,856	(325,719)	298,684
Income tax (expense) benefit	(244)	(2,312)	(951)	(314)	(3,821)
(Loss) income from unconsolidated entities	(34,033)	12,236	3,549	—	(18,248)
Gain (loss) on real estate dispositions, net	(710)	166,444	(7)	—	165,727
Income (loss) from continuing operations	189,173	487,755	91,447	(326,033)	442,342
Net income (loss)	$189,173	$487,755	$91,447	$(326,033)	$442,342

Six Months Ended June 30, 2018	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,499,279	$—	$—	$—	$1,499,279
Rental income	—	404,792	272,178	—	676,970
Interest income	257	27,798	55	—	28,110
Other income	2,798	14,589	265	866	18,518
Total revenues	1,502,334	447,179	272,498	866	2,222,877

Property operating expenses	1,037,603	157	87,456	—	1,125,216
Consolidated net operating income	464,731	447,022	185,042	866	1,097,661

Depreciation and amortization	260,548	111,341	92,587	—	464,476
Interest expense	33,906	7,242	3,332	199,711	244,191
General and administrative expenses	—	—	—	66,536	66,536
Loss (gain) on derivatives and financial instruments, net	—	(14,633)	—	—	(14,633)
Loss (gain) on extinguishment of debt, net	110	(32)	11,928	—	12,006
Impairment of assets	4,513	28,304	—	—	32,817
Other expenses	5,979	2,077	2,693	3,021	13,770
Income (loss) from continuing operations before income taxes and other items	159,675	312,723	74,502	(268,402)	278,498
Income tax (expense) benefit	(2,455)	(1,824)	(806)	(344)	(5,429)
(Loss) income from unconsolidated entities	(14,684)	10,883	2,621	—	(1,180)
Gain (loss) on real estate dispositions, net	4	134,156	214,779	—	348,939
Income (loss) from continuing operations	142,540	455,938	291,096	(268,746)	620,828
Net income (loss)	$142,540	$455,938	$291,096	$(268,746)	$620,828

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,092,376	82.8%	$895,734	79.5%	$2,136,042	82.4%	$1,759,523	79.1%
United Kingdom	112,647	8.5%	112,031	10.0%	225,065	8.7%	228,556	10.3%
Canada	115,083	8.7%	118,147	10.5%	231,244	8.9%	234,798	10.6%
Total	$1,320,106	100.0%	$1,125,912	100.0%	$2,592,351	100.0%	$2,222,877	100.0%

	As of
	June 30, 2019		December 31, 2018
Assets:	Amount	%	Amount	%
United States	$27,496,270	82.9%	$24,884,292	82.0%
United Kingdom	3,173,654	9.6%	3,078,994	10.1%
Canada	2,478,773	7.5%	2,378,786	7.9%
Total	$33,148,697	100.0%	$30,342,072	100.0%

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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the six months ended June 30, 2019 and 2018, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. The company reflects current and deferred tax liabilities for any such withholding taxes incurred as a result of this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the Internal Revenue Service for the year ended December 31, 2015 and subsequent years and by state taxing authorities for the year ended December 31, 2014 and subsequent years. The Company and its subsidiaries are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to our initial investments in Canada in May 2013, by HM Revenue & Customs for periods subsequent to our initial investments in the United Kingdom in August 2013.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

20. Variable Interest Entities
We have entered into joint ventures to own certain seniors housing and outpatient medical assets which are deemed to be VIEs. We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the joint venture and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Except for capital contributions associated with the initial joint venture formations, the joint ventures have been and are expected to be funded from the ongoing operations of the underlying properties. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	June 30, 2019	December 31, 2018
Assets:
Net real estate investments	$966,417	$973,813
Cash and cash equivalents	22,491	18,678
Receivables and other assets	15,411	14,600
Total assets(1)	$1,004,319	$1,007,091

Liabilities and equity:
Secured debt	$462,836	$465,433
Lease liabilities	1,326	—
Accrued expenses and other liabilities	21,922	18,229
Total equity	518,235	523,429
Total liabilities and equity	$1,004,319	$1,007,091
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

21. Subsequent Events

Disposition of Benchmark Senior Living On July 16, 2019, we disposed of our Benchmark Senior Living portfolio for a $1.8 billion gross sale price. The portfolio consisted of 48 seniors housing operating properties located in New England. Proceeds were used to extinguish the $1 billion bridge loan (discussed in Note 11) and $24 million of secured debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis are based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2018, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References herein to “we,” “us,” “our,” or the “Company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.
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
The following table summarizes our consolidated portfolio for the three months ended June 30, 2019 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$278,212	45.0%	575
Triple-net	227,935	36.8%	671
Outpatient Medical	112,378	18.2%	352
Totals	$618,525	100.0%	1,598

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
For the six months ended June 30, 2019, resident fees and services and rental income represented 69% and 30%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and Commercial Paper Program. At June 30, 2019, we had $268,666,000 of cash and cash equivalents, $91,052,000 of restricted cash and $1,130,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
     Capital  The following summarizes key capital transaction that occurred during the six months ended June 30, 2019:

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

•
During the six months ended June 30, 2019, we extinguished $151,473,000 of secured debt at a blended average interest rate of 4.42% and in March 2019 we repaid our $600,000,000 of 4.125% senior unsecured notes due 2019 and $450,000,000 of 6.125% senior unsecured notes due 2020.

•
In May 2019, we drew on a $1,000,000,000 unsecured term loan facility that matures on May 28, 2020 which was put in place to bridge the acquisition of the CNL Healthcare Properties portfolio. The unsecured term loan facility was subsequently extinguished in July 2019 with proceeds from the disposition of the Benchmark Senior Living portfolio.

•
During the six months ended June 30, 2019, we entered into amended and restated Equity Shelf Program (as defined below) pursuant to which we may offer and sell up to $1,500,000,000 of common stock from time to time. We sold 10,884,000 shares of common stock under our ATM and DRIP programs, via both cash settle and forward sale agreements, generating expected gross proceeds of approximately $833,444,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments  The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2019 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating	51	$1,159,864	5.2%	$1,308,656
Triple-net	4	102,344	6.4%	104,343
Outpatient Medical	66	1,399,112	5.7%	1,472,327
Totals	121	$2,661,320	5.5%	$2,885,326

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

    Dispositions  The following summarizes property dispositions made during the six months ended June 30, 2019 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating(4)	3	$11,478	2.2%	$8,726
Triple-net	35	614,823	6.7%	442,865
Totals	38	$626,301	6.7%	$451,591

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(4) Includes the disposition of an unconsolidated real estate investment.

     Dividends Our Board of Directors announced the annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2018. The dividend declared for the quarter ended June 30, 2019 represents the 193rd consecutive quarterly dividend payment.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2018	2018	2018	2019	2019
Net income (loss)	$453,555	$167,273	$84,226	$124,696	$292,302	$150,040
NICS	437,671	154,432	64,384	101,763	280,470	137,762
FFO	353,220	378,725	285,272	374,966	358,383	390,021
NOI	540,500	557,161	579,222	590,599	601,438	618,979
SSNOI	407,613	417,399	412,269	408,687	416,682	409,789

Per share data (fully diluted):
NICS	$1.17	$0.41	$0.17	$0.27	$0.71	$0.34
FFO	$0.95	$1.02	$0.76	$0.99	$0.91	$0.96
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

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2018	2018	2018	2019	2019

Net debt to book capitalization ratio	42%	42%	46%	45%	43%	48%
Net debt to undepreciated book capitalization ratio	35%	36%	39%	38%	36%	41%
Net debt to market capitalization ratio	34%	31%	34%	31%	28%	30%

Interest coverage ratio	6.67x	4.34x	3.38x	3.60x	4.80x	3.74x
Fixed charge coverage ratio	5.49x	3.58x	2.85x	3.05x	4.38x	3.42x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2018	2018	2018	2019	2019
Property mix:(1)
Seniors Housing Operating	42%	43%	46%	43%	44%	45%
Triple-net	41%	40%	38%	40%	39%	37%
Outpatient Medical	17%	17%	16%	17%	17%	18%

Relationship mix:(1)
Sunrise Senior Living(2)	15%	15%	15%	14%	15%	14%
ProMedica	—%	—%	7%	9%	9%	9%
Revera(2)	7%	7%	7%	6%	6%	6%
Genesis HealthCare	6%	6%	6%	6%	5%	5%
Benchmark Senior Living(3)	4%	5%	4%	4%	4%	5%
Remaining relationships	68%	67%	61%	61%	61%	61%

Geographic mix:(1)
California	14%	14%	13%	13%	13%	13%
United Kingdom	10%	9%	9%	9%	9%	8%
Texas	8%	8%	7%	8%	8%	8%
Canada	9%	8%	8%	8%	7%	7%
New Jersey	8%	7%	7%	7%	7%	7%
Remaining geographic areas	51%	54%	56%	55%	56%	57%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.
(3) The Benchmark Senior Living portfolio was sold in July 2019.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2019 (dollars in thousands):

	Expiration Year(1)
	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	Thereafter
Triple-net:
Properties	30	—	7	11	—	4	48	93	19	19	417
Base rent(2)	$34,168	$—	$12,254	$9,023	$—	$11,096	$52,542	$123,519	$35,571	$22,128	$466,866
% of base rent	4.5%	—%	1.6%	1.2%	—%	1.4%	6.8%	16.1%	4.6%	2.9%	60.9%
Units/beds	2,540	—	1,316	1,182	—	692	3,033	7,452	2,401	1,979	43,890
% of Units/beds	3.9%	—%	2.0%	1.8%	—%	1.1%	4.7%	11.6%	3.7%	3.1%	68.1%

Outpatient Medical:
Square feet	902,986	1,669,510	1,988,685	2,106,936	2,116,845	2,003,818	1,129,172	1,448,787	817,114	880,070	5,746,479
Base rent(2)	$25,166	$45,925	$54,771	$57,230	$57,127	$58,855	$29,965	$36,921	$20,315	$23,309	$120,638
% of base rent	4.7%	8.7%	10.3%	10.8%	10.8%	11.1%	5.7%	7.0%	3.8%	4.4%	22.8%
Leases	255	412	404	397	426	294	176	190	112	102	266
% of Leases	8.3%	13.6%	13.3%	13.1%	14.0%	9.7%	5.8%	6.3%	3.7%	3.4%	8.8%

(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.

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

	Six Months Ended		Change
	June 30, 2019	June 30, 2018	$	%
Cash, cash equivalents and restricted cash at beginning of period	$316,129	$309,303	$6,826	2%
Cash provided from (used in) operating activities	854,482	838,424	16,058	2%
Cash provided from (used in) investing activities	(2,531,364)	130,251	(2,661,615)	-2,043%
Cash provided from (used in) financing activities	1,720,804	(1,000,290)	2,721,094	272%
Effect of foreign currency translation	(333)	(5,305)	4,972	94%
Cash, cash equivalents and restricted cash at end of period	$359,718	$272,383	$87,335	32%

     Operating Activities The change in net cash provided from operating activities was immaterial. Please see “Results of Operations” for discussion of net income fluctuations. For the six months ended June 30, 2019 and 2018, cash flow provided from operations exceeded cash distributions to stockholders.
    Investing Activities  The changes in net cash provided from/used in investing activities are primarily attributable to changes in acquisition and dispositions, which are summarized above in “Key Transactions” and Notes 3 and 5 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Six Months Ended		Change
	June 30, 2019	June 30, 2018	$	%
New development	$155,409	$62,978	$92,431	147%
Recurring capital expenditures, tenant improvements and lease commissions	49,925	35,116	14,809	42%
Renovations, redevelopments and other capital improvements	74,251	76,216	(1,965)	-3%
Total	$279,585	$174,310	$105,275	60%
The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.
Financing Activities  The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemption of common and preferred stock and dividend payments which are summarized above in "Key Transactions". Please refer to Notes 10, 11 and 14 of our unaudited consolidated financial statements for additional information.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Off-Balance Sheet Arrangements
At June 30, 2019, we had investments in unconsolidated entities with our ownership interests ranging from 10% to 50%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At June 30, 2019, we had 14 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Unsecured credit facility and commercial paper(1,2)	$1,870,000	$935,000	$—	$935,000	$—
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	8,450,000	—	1,450,000	1,700,000	5,300,000
Canadian Dollar senior unsecured notes(3)	229,165	—	229,165	—	—
Pounds Sterling senior unsecured notes(3)	1,333,920	—	—	—	1,333,920
U.S. Dollar term credit facility	507,500	—	7,500	500,000	—
Canadian Dollar term credit facility(3)	190,971	—	—	190,971	—
Secured debt:(2,3)
Consolidated	2,689,982	312,291	527,943	682,908	1,166,840
Unconsolidated	770,687	31,538	68,069	53,943	617,137
Contractual interest obligations:(4)
Unsecured credit facility and commercial paper	120,634	15,079	60,317	45,238	—
Senior unsecured notes and term loans(3)	4,038,896	259,830	826,444	711,116	2,241,506
Consolidated secured debt(3)	502,618	49,625	159,559	110,554	182,880
Unconsolidated secured debt(3)	196,781	14,745	52,201	48,783	81,052
Financing lease liabilities(5)	184,511	4,461	17,196	76,773	86,081
Operating lease liabilities(5)	1,542,933	8,637	33,843	31,797	1,468,656
Purchase obligations(6)	491,686	224,234	222,195	41,113	4,144
Other long-term liabilities	492	492	—	—	—
Total contractual obligations	$23,120,776	$1,855,932	$3,654,432	$5,128,196	$12,482,216

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
(6) See Note 13 to our unaudited consolidated financial statements for additional information.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2019, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of July 19, 2019, 4,300,170 shares of common

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

stock remained available for issuance under the DRIP registration statement. On February 25, 2019 we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. As of July 19, 2019, we had $1,360,820,000 of remaining capacity under the Equity Shelf Program, which excludes forward sales agreements outstanding for the sale of 2,556,481 shares with maturity dates in the fourth quarter. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and Commercial Paper Program.
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

	Three Months Ended				Change			Six Months Ended				Change
	June 30,		June 30,					June 30,		June 30,
	2019		2018		Amount		%	2019		2018		Amount		%
Net income	$150,040		$167,273		$(17,233)		-10%	$442,342		$620,828		$(178,486)		-29%
NICS	137,762		154,432		(16,670)		-11%	418,232		592,103		(173,871)		-29%
FFO	390,021		378,725		11,296		3%	748,404		731,945		16,459		2%
EBITDA	541,027		528,805		12,222		2%	1,224,715		1,334,924		(110,209)		-8%
NOI	618,979		557,161		61,818		11%	1,220,417		1,097,661		122,756		11%
SSNOI	409,789		417,399		(7,610)		-1.8%	826,471		825,012		1,459		0.2%
Per share data (fully diluted):
NICS	$0.34		$0.41		$(0.07)		-17%	$1.05		$1.59		$(0.54)		-34%
FFO	$0.96		$1.02		$(0.06)		-6%	$1.87		$1.96		$(0.09)		-5%

Interest coverage ratio	3.74	x	4.34	x	(0.60	)x	-14%	4.27	x	5.50	x	(1.23	)x	-22%
Fixed charge coverage ratio	3.42	x	3.58	x	(0.16	)x	-4%	3.90	x	4.53	x	(0.63	)x	-14%
Seniors Housing Operating
The following is a summary of our NOI and SSNOI for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2019	2018	$	%	2019	2018	$	%
NOI	$278,212	$239,505	$38,707	16.2%	$542,912	$464,731	$78,181	16.8%
Non SSNOI attributable to same store properties	1,384	358	1,026	286.6%	3,299	627	2,672	426.2%
NOI attributable to non same store properties(1)	(88,898)	(45,907)	(42,991)	-93.6%	(159,122)	(80,572)	(78,550)	-97.5%
SSNOI(2)	$190,698	$193,956	$(3,258)	-1.7%	$387,089	$384,786	$2,303	0.6%
(1) Change is primarily due to the acquisition of 63 properties subsequent to January 1, 2018 and the transition of 81 properties from Triple-net to Seniors Housing Operating.
(2) Relates to 365 same store properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our Seniors Housing Operating results of operations (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2019	2018	$	%	2019	2018	$	%
Revenues:
Resident fees and services	$914,085	$763,345	$150,740	20%	$1,782,370	$1,499,279	$283,091	19%
Interest income	—	172	(172)	-100%	—	257	(257)	-100%
Other income	1,444	1,650	(206)	-12%	5,545	2,798	2,747	98%
Total revenues	915,529	765,167	150,362	20%	1,787,915	1,502,334	285,581	19%
Property operating expenses	637,317	525,662	111,655	21%	1,245,003	1,037,603	207,400	20%
NOI(1)	278,212	239,505	38,707	16%	542,912	464,731	78,181	17%
Other expenses:
Depreciation and amortization	136,551	134,779	1,772	1%	268,126	260,548	7,578	3%
Interest expense	17,572	16,971	601	4%	35,823	33,906	1,917	6%
Loss (gain) on extinguishment of debt, net	—	299	(299)	-100%	—	110	(110)	-100%
Impairment of assets	—	2,212	(2,212)	-100%	—	4,513	(4,513)	-100%
Other expenses	11,857	6,167	5,690	92%	14,803	5,979	8,824	148%
	165,980	160,428	5,552	3%	318,752	305,056	13,696	4%
Income (loss) from continuing operations before income taxes and other items	112,232	79,077	33,155	42%	224,160	159,675	64,485	40%
Income tax benefit (expense)	375	(2,617)	2,992	114%	(244)	(2,455)	2,211	90%
Income (loss) from unconsolidated entities	(17,453)	(5,204)	(12,249)	-235%	(34,033)	(14,684)	(19,349)	-132%
Gain (loss) on real estate dispositions, net	(550)	(1)	(549)	-54,900%	(710)	4	(714)	-17,850%
Income from continuing operations	94,604	71,255	23,349	33%	189,173	142,540	46,633	33%
Net income (loss)	94,604	71,255	23,349	33%	189,173	142,540	46,633	33%
Less: Net income (loss) attributable to noncontrolling interests	2,236	(766)	3,002	392%	3,977	(1,664)	5,641	339%
Net income (loss) attributable to common stockholders	$92,368	$72,021	$20,347	28%	$185,196	$144,204	$40,992	28%

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
During the three and six months ended June 30, 2018, we recorded impairment charges on certain held for sale properties as the carrying value exceeded the estimated fair value less costs to sell. Changes in the gain/loss on sale of properties are related to the volume of property sales and sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The increase in other expenses is primarily due to additional noncapitalizable transactions costs from acquisitions and operator transitions.
During the six months ended June 30, 2019, we completed two seniors housing operating construction projects representing $28,117,000 or $109,405 per unit. The following is a summary of our seniors housing operating construction projects, excluding expansions, pending as of June 30, 2019 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Taylor, PA	113	$14,272	$8,801	4Q19
Wandsworth, UK	97	74,890	51,699	1Q20
Beavercreek, OH	100	12,032	8,361	1Q20
Potomac, MD	120	56,720	11,881	4Q20
	430	$157,914	80,742
Toronto, ON	Project in planning stage		42,486
Hendon, UK	Project in planning stage		27,539
Barnet, UK	Project in planning stage		24,310
Washington, DC	Project in planning stage		16,412
			$191,489

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest expense represents secured debt interest expense which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in currency rates, extinguishments and principal amortizations. The following is a summary of our Seniors Housing Operating segment secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,995,343	3.79%	$1,931,401	3.68%	$1,810,587	3.87%	$1,988,700	3.66%
Debt issued	48,806	2.94%	24,280	3.06%	295,969	3.52%	44,606	3.38%
Debt assumed	—	0.00%	—	0.00%	42,000	4.62%	85,192	4.40%
Debt extinguished	(36,903)	2.74%	(13,165)	3.57%	(151,473)	4.42%	(131,175)	4.85%
Principal payments	(11,225)	3.49%	(12,062)	3.57%	(22,430)	3.44%	(24,001)	3.56%
Foreign currency	22,159	3.31%	(21,039)	3.30%	43,527	3.33%	(53,907)	3.29%
Ending balance	$2,018,180	3.80%	$1,909,415	3.73%	$2,018,180	3.80%	$1,909,415	3.73%

Monthly averages	$1,996,642	3.80%	$1,922,640	3.71%	$1,950,546	3.82%	$1,932,618	3.68%

     The majority of our Seniors Housing Operating properties are formed through partnership interests. Losses from unconsolidated entities are largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures, as well as the disposal of an investment in an unconsolidated entity during the quarter ended June 30, 2019. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our NOI and SSNOI for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2019	2018	$	%	2019	2018	$	%
NOI	$227,935	$224,284	$3,651	1.6%	$461,221	$447,022	$14,199	3.2%
Non SSNOI attributable to same store properties	(8,114)	(4,068)	(4,046)	-99.5%	(15,707)	(14,796)	(911)	-6.2%
NOI attributable to non same store properties(1)	(87,819)	(83,148)	(4,671)	-5.6%	(180,659)	(164,603)	(16,056)	-9.8%
SSNOI(2)	$132,002	$137,068	$(5,066)	-3.7%	$264,855	$267,623	$(2,768)	-1.0%

(1) Change is primarily due to the acquisition of 237 properties, the transitioning/restructuring of six properties, and the conversion of seven construction projects into revenue-generating properties subsequent to January 1, 2018 and 30 held for sale properties at June 30, 2019.
(2) Relates to 388 same store properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2019	2018	$	%	2019	2018	$	%
Revenues:
Rental income	$222,362	$197,961	$24,401	12%	$454,394	$404,792	$49,602	12%
Interest income	17,118	13,247	3,871	29%	32,064	27,798	4,266	15%
Other income	1,278	13,212	(11,934)	-90%	2,541	14,589	(12,048)	-83%
Total revenues	240,758	224,420	16,338	7%	488,999	447,179	41,820	9%
Property operating expenses	12,823	136	12,687	9,329%	27,778	157	27,621	17,593%
NOI(1)	227,935	224,284	3,651	2%	461,221	447,022	14,199	3%
Other expenses:
Depreciation and amortization	56,056	55,309	747	1%	117,404	111,341	6,063	5%
Interest expense	3,225	3,800	(575)	-15%	6,665	7,242	(577)	-8%
Loss (gain) on derivatives and financial instruments, net	1,913	(7,460)	9,373	126%	(574)	(14,633)	14,059	96%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	—	(32)	32	100%
Provision for loan losses	—	—	—	n/a	18,690	—	18,690	n/a
Impairment of assets	(940)	2,420	(3,360)	-139%	(940)	28,304	(29,244)	-103%
Other expenses	5,560	957	4,603	481%	8,589	2,077	6,512	314%
	65,814	55,026	10,788	20%	149,834	134,299	15,535	12%
Income from continuing operations before income taxes and other items	162,121	169,258	(7,137)	-4%	311,387	312,723	(1,336)	—%
Income tax (expense) benefit	(1,361)	(688)	(673)	-98%	(2,312)	(1,824)	(488)	-27%
Income (loss) from unconsolidated entities	6,578	5,062	1,516	30%	12,236	10,883	1,353	12%
Gain (loss) on real estate dispositions, net	(1,130)	10,759	(11,889)	-111%	166,444	134,156	32,288	24%
Income from continuing operations	166,208	184,391	(18,183)	-10%	487,755	455,938	31,817	7%
Net income	166,208	184,391	(18,183)	-10%	487,755	455,938	31,817	7%
Less: Net income (loss) attributable to noncontrolling interests	9,230	1,253	7,977	637%	18,326	3,216	15,110	470%
Net income attributable to common stockholders	$156,978	$183,138	$(26,160)	-14%	$469,429	$452,722	$16,707	4%

(1) See Non-GAAP Financial Measures.

The increase in rental income is primarily attributable to acquisitions including Quality Care Properties Inc. ("QCP") in July 2018, partially offset by the disposition or segment transition of various properties. In addition, we have recorded certain real estate property taxes on a gross basis, with the offset to property operating expenses, as a result of our ASC 842 adoption on January 1, 2019. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended June 30, 2019, we had 11 leases with rental rate increasers ranging from 0.13% to 0.70% in our Triple-net portfolio. The decrease in other income is primarily due to $10,805,000 of net lease termination fees recognized during the three months ended June 30, 2018.
Depreciation and amortization increased primarily as a result of the acquisitions of triple-net properties exceeding dispositions. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain real estate loans receivable that are no longer deemed collectible. During the three and six months ended June 30, 2018, we recorded impairment charges on certain held for sale triple-net properties as the carrying values exceeded the estimated fair value less costs to sell. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The increase in other expenses is primarily due to additional noncapitalizable transaction costs from acquisitions and operator transitions.
The following is a summary of Triple-net construction projects, excluding expansions, pending as of June 30, 2019 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Westerville, OH	90	$22,800	$13,925	3Q19
Union, KY	162	34,600	18,000	1Q20
Droitwich, UK	70	16,090	6,870	2Q20
Thousand Oaks, CA	82	24,763	6,256	4Q20
	404	$98,253	$45,051

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

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$292,258	3.62%	$347,342	3.50%	$288,386	3.63%	$347,474	3.55%
Debt extinguished	—	0.00%	—	0.00%	—	0.00%	(4,107)	4.94%
Principal payments	(952)	5.25%	(1,055)	5.57%	(1,909)	5.25%	(2,071)	5.49%
Foreign currency	(3,354)	3.21%	(12,254)	2.72%	1,475	4.77%	(7,263)	3.59%
Ending balance	$287,952	3.63%	$334,033	3.53%	$287,952	3.63%	$334,033	3.53%

Monthly averages	$289,328	3.62%	$340,332	3.37%	$291,073	3.62%	$343,820	3.44%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interest represents our partners’ share of net income relating to those partnerships where we are the controlling partner. Increases in net income attributable to noncontrolling interest is due primarily to the ProMedica joint venture formed as part of the QCP acquisition.
Outpatient Medical
The following is a summary of our NOI and SSNOI for the Outpatient Medical segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2019	2018	$	%	2019	2018	$	%
NOI	$112,378	$92,874	$19,504	21.0%	$213,673	$185,042	$28,631	15.5%
Non SSNOI on same store properties	(1,204)	(1,397)	193	13.8%	(2,767)	(2,663)	(104)	-3.9%
NOI attributable to non same store properties(1)	(24,085)	(5,102)	(18,983)	-372.1%	(36,379)	(9,776)	(26,603)	-272.1%
SSNOI(2)	$87,089	$86,375	$714	0.8%	$174,527	$172,603	$1,924	1.1%

(1) Change is primarily due to acquisitions of 102 properties and the conversion of 12 construction projects into revenue-generating properties subsequent to
January 1, 2018.
(2) Relates to 227 same store properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the Outpatient Medical segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2019	2018	$	%	2019	2018	$	%
Revenues:
Rental income	$163,224	$135,640	$27,584	20%	$312,276	$272,178	$40,098	15%
Interest income	238	43	195	453%	411	55	356	647%
Other income	(97)	144	(241)	-167%	139	265	(126)	-48%
Total revenues	163,365	135,827	27,538	20%	312,826	272,498	40,328	15%
Property operating expenses	50,987	42,953	8,034	19%	99,153	87,456	11,697	13%
NOI(1)	112,378	92,874	19,504	21%	213,673	185,042	28,631	15%
Other expenses:
Depreciation and amortization	55,445	46,187	9,258	20%	106,454	92,587	13,867	15%
Interest expense	3,386	1,656	1,730	104%	6,734	3,332	3,402	102%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	—	11,928	(11,928)	-100%
Impairment of assets	10,879	—	10,879	n/a	10,879	—	10,879	n/a
Other expenses	(4)	2,095	(2,099)	-100%	750	2,693	(1,943)	-72%
	69,706	49,938	19,768	40%	124,817	110,540	14,277	13%
Income (loss) from continuing operations before income taxes and other items	42,672	42,936	(264)	-1%	88,856	74,502	14,354	19%
Income tax (expense) benefit	(586)	(378)	(208)	-55%	(951)	(806)	(145)	-18%
Income from unconsolidated entities	1,826	1,391	435	31%	3,549	2,621	928	35%
Gain (loss) on real estate dispositions, net	(2)	(3)	1	33%	(7)	214,779	(214,786)	-100%
Income from continuing operations	43,910	43,946	(36)	—%	91,447	291,096	(199,649)	-69%
Net income (loss)	43,910	43,946	(36)	—%	91,447	291,096	(199,649)	-69%
Less: Net income (loss) attributable to noncontrolling interests	812	678	134	20%	1,807	3,821	(2,014)	-53%
Net income (loss) attributable to common stockholders	$43,098	$43,268	$(170)	—%	$89,640	$287,275	$(197,635)	-69%

(1) See Non-GAAP Financial Measures.

The increase in rental income is primarily attributable to acquisitions and development conversions, partially offset by dispositions of outpatient medical properties. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended June 30, 2019, our consolidated outpatient medical portfolio signed 138,399 square feet of new leases and 332,299 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $36.64 per square foot and tenant improvement and lease commission costs of $21.40 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.5% to 3.9%.
The fluctuation in property operating expenses is primarily attributable to acquisitions and construction conversions of new outpatient medical facilities, partially offset by dispositions. The fluctuation in depreciation and amortization is primarily due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Changes in the gain/loss on sale of properties are related to the volume and timing of property sales and sales prices. During the three months ended June 30, 2019 we recorded an impairment charge on certain held for sale outpatient medical properties as the carrying values exceeded the estimated fair value less costs to sell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of June 30, 2019 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Lowell, MA	50,668	$8,300	$3,599	4Q19
Houston, TX	73,500	23,455	12,230	4Q19
Brooklyn, NY	140,955	105,306	72,435	1Q20
Porter, TX	55,000	20,800	8,737	1Q20
Katy, TX	36,500	12,028	170	2Q20
Total	356,623	$169,889	$97,171
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is primarily attributable to the prepayment penalties paid on certain extinguishments in the first quarter of 2018.

The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
		Wtd. Ave		Wtd. Ave		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$385,357	4.25%	$217,697	4.14%	$386,738	4.20%	$279,951	4.72%
Debt extinguished	—	—%	—	—%	—	—%	(61,291)	7.43%
Principal payments	(1,507)	5.02%	(690)	5.90%	(2,888)	5.06%	(1,653)	6.08%
Ending balance	$383,850	4.22%	$217,007	4.35%	$383,850	4.22%	$217,007	4.35%

Monthly averages	$384,603	4.24%	$217,352	4.27%	$386,088	4.24%	$226,493	4.30%

A portion of our outpatient medical properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2019	2018	$	%	2019	2018	$	%
Revenues:
Other income	$454	$498	$(44)	-9%	$2,611	$866	$1,745	202%
Total revenue	454	498	(44)	-9%	2,611	866	1,745	202%
Expenses:
Interest expense	117,153	98,989	18,164	18%	237,346	199,711	37,635	19%
General and administrative expenses	33,741	32,831	910	3%	69,023	66,536	2,487	4%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	15,719	—	15,719	n/a
Other expenses	4,215	839	3,376	402%	6,242	3,021	3,221	107%
	155,109	132,659	22,450	17%	328,330	269,268	59,062	22%
Loss from continuing operations before income taxes and other items	(154,655)	(132,161)	(22,494)	-17%	(325,719)	(268,402)	(57,317)	-21%
Income tax (expense) benefit	(27)	(158)	131	83%	(314)	(344)	30	9%
Loss from continuing operations	(154,682)	(132,319)	(22,363)	-17%	(326,033)	(268,746)	(57,287)	-21%
Less: Preferred stock dividends	—	11,676	(11,676)	-100%	—	23,352	(23,352)	-100%
Net loss attributable to common stockholders	$(154,682)	$(143,995)	$(10,687)	-7%	$(326,033)	$(292,098)	$(33,935)	-12%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our Non-Segment/Corporate interest expense (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2019	2018	$	%	2019	2018	$	%
Senior unsecured notes	$98,475	$89,986	$8,489	9%	$207,231	$183,399	$23,832	13%
Secured debt	—	32	(32)	-100%	—	70	(70)	-100%
Unsecured revolving credit facility and commercial paper note program	15,160	5,768	9,392	163%	22,678	9,782	12,896	132%
Loan expense	3,518	3,203	315	10%	7,437	6,460	977	15%
Totals	$117,153	$98,989	$18,164	18%	$237,346	$199,711	$37,635	19%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement of foreign exchange rates and related hedge activity. Please refer to Note 11 for additional information. The change in interest expense on the unsecured revolving credit facility and Commercial Paper Program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 of our unaudited consolidated financial statements for additional information regarding our unsecured revolving credit facility and Commercial Paper Program. The loss on extinguishment recognized during the six months ended June 30, 2019 is due to the early extinguishment of the $600,000,000 of 4.125% senior unsecured notes due 2019 and the $450,000,000 of 6.125% senior unsecured notes due 2020.
General and administrative expenses as a percentage of consolidated revenues for the three months ended June 30, 2019 and 2018 were 2.56% and 2.92%, respectively. Other expenses primarily represent severance-related costs associated with the departure of an executive officer and other key employees.
The decrease in preferred dividends is due to the conversion of all outstanding Series I Cumulative Convertible Perpetual Preferred Stock during the six months ended June 30, 2019.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties.  These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the reporting period subsequent to January 1, 2018. Land parcels, loans, and sub-leases as well as any properties acquired, developed/redeveloped, transitioned, sold or classified as held for sale during that period are excluded from the same store amounts. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
NOI Reconciliations:	2018	2018	2018	2018	2019	2019
Net income (loss)	$453,555	$167,273	$84,226	$124,696	$292,302	$150,040
Loss (gain) on real estate dispositions, net	(338,184)	(10,755)	(24,723)	(41,913)	(167,409)	1,682
Loss (income) from unconsolidated entities	2,429	(1,249)	(344)	(195)	9,199	9,049
Income tax expense (benefit)	1,588	3,841	1,741	1,504	2,222	1,599
Other expenses	3,712	10,058	88,626	10,502	8,756	21,628
Impairment of assets	28,185	4,632	6,740	76,022	—	9,939
Provision for loan losses	—	—	—	—	18,690	—
Loss (gain) on extinguishment of debt, net	11,707	299	4,038	53	15,719	—
Loss (gain) on derivatives and financial instruments, net	(7,173)	(7,460)	8,991	1,626	(2,487)	1,913
General and administrative expenses	33,705	32,831	28,746	31,101	35,282	33,741
Depreciation and amortization	228,201	236,275	243,149	242,834	243,932	248,052
Interest expense	122,775	121,416	138,032	144,369	145,232	141,336
Consolidated net operating income (NOI)	$540,500	$557,161	$579,222	$590,599	$601,438	$618,979

NOI by segment:
Seniors Housing Operating	$225,226	$239,505	$265,846	$254,445	$264,700	$278,212
Triple-net	222,738	224,284	218,684	234,343	233,286	227,935
Outpatient Medical	92,168	92,874	93,997	101,097	101,295	112,378
Non-segment/corporate	368	498	695	714	2,157	454
Total NOI	$540,500	$557,161	$579,222	$590,599	$601,438	$618,979

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

		Three Months Ended
		March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
SSNOI Reconciliations:		2018	2018	2018	2018	2019	2019
NOI:
Seniors Housing Operating		$225,226	$239,505	$265,846	$254,445	$264,700	$278,212
Triple-net		222,738	224,284	218,684	234,343	233,286	227,935
Outpatient Medical		92,168	92,874	93,997	101,097	101,295	112,378
Total		540,132	556,663	578,527	589,885	599,281	618,525
Adjustments:
Seniors Housing Operating:
Non SSNOI on same store properties		269	358	211	337	1,915	1,384
NOI attributable to non same store properties		(34,665)	(45,907)	(73,739)	(65,131)	(70,224)	(88,898)
Subtotal		(34,396)	(45,549)	(73,528)	(64,794)	(68,309)	(87,514)
Triple-net:
Non SSNOI on same store properties		(10,728)	(4,068)	(5,445)	(6,384)	(7,593)	(8,114)
NOI attributable to non same store properties		(81,455)	(83,148)	(79,874)	(96,535)	(92,840)	(87,819)
Subtotal		(92,183)	(87,216)	(85,319)	(102,919)	(100,433)	(95,933)
Outpatient Medical:
Non SSNOI on same store properties		(1,266)	(1,397)	(1,635)	(5,706)	(1,563)	(1,204)
NOI attributable to non same store properties		(4,674)	(5,102)	(5,776)	(7,779)	(12,294)	(24,085)
Subtotal		(5,940)	(6,499)	(7,411)	(13,485)	(13,857)	(25,289)
SSNOI:	Properties
Seniors Housing Operating	365	190,830	193,956	192,318	189,651	196,391	190,698
Triple-net	388	130,555	137,068	133,365	131,424	132,853	132,002
Outpatient Medical	227	86,228	86,375	86,586	87,612	87,438	87,089
Total	980	$407,613	$417,399	$412,269	$408,687	$416,682	$409,789
SSNOI Property Reconciliation:
Total properties	1,598
Acquisitions	(402)
Developments	(30)
Held for sale	(89)
Transitions/restructurings	(87)
Other(1)	(10)
Same store properties	980

(1) Includes nine land parcels and one loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
	2018	2019
NOI Reconciliations:
Net income (loss)	$620,828	$442,342
Loss (gain) on real estate dispositions, net	(348,939)	(165,727)
Loss (income) from unconsolidated entities	1,180	18,248
Income tax expense (benefit)	5,429	3,821
Other expenses	13,770	30,384
Impairment of assets	32,817	9,939
Provision for loan losses	—	18,690
Loss (gain) on extinguishment of debt, net	12,006	15,719
Loss (gain) on derivatives and financial instruments, net	(14,633)	(574)
General and administrative expenses	66,536	69,023
Depreciation and amortization	464,476	491,984
Interest expense	244,191	286,568
Consolidated net operating income (NOI)	$1,097,661	$1,220,417

NOI by segment:
Seniors Housing Operating	$464,731	$542,912
Triple-net	447,022	461,221
Outpatient Medical	185,042	213,673
Non-segment/corporate	866	2,611
Total NOI	$1,097,661	$1,220,417

		Six Months Ended
		June 30,	June 30,
SSNOI Reconciliations:		2018	2019
NOI:
Seniors Housing Operating		$464,731	$542,912
Triple-net		447,022	461,221
Outpatient Medical		185,042	213,673
Total		1,096,795	1,217,806
Adjustments:
Seniors Housing Operating:
Non SSNOI on same store properties		627	3,299
NOI attributable to non same store properties		(80,572)	(159,122)
Subtotal		(79,945)	(155,823)
Triple-net:
Non SSNOI on same store properties		(14,796)	(15,707)
NOI attributable to non same store properties		(164,603)	(180,659)
Subtotal		(179,399)	(196,366)
Outpatient Medical:
Non SSNOI on same store properties		(2,663)	(2,767)
NOI attributable to non same store properties		(9,776)	(36,379)
Subtotal		(12,439)	(39,146)
SSNOI:	Properties
Seniors Housing Operating	365	384,786	387,089
Triple-net	388	267,623	264,855
Outpatient Medical	227	172,603	174,527
Total	980	$825,012	$826,471

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
FFO Reconciliations:	2018	2018	2018	2018	2019	2019
Net income attributable to common stockholders	$437,671	$154,432	$64,384	$101,763	$280,470	$137,762
Depreciation and amortization	228,201	236,275	243,149	242,834	243,932	248,052
Impairment of assets	28,185	4,632	6,740	76,022	—	9,939
Loss (gain) on real estate dispositions, net	(338,184)	(10,755)	(24,723)	(41,913)	(167,409)	1,682
Noncontrolling interests	(16,353)	(17,692)	(17,498)	(17,650)	(17,760)	(18,889)
Unconsolidated entities	13,700	11,833	13,220	13,910	19,150	11,475
FFO	$353,220	$378,725	$285,272	$374,966	$358,383	$390,021

Average common shares outstanding:
Basic	371,426	371,640	373,023	378,240	391,474	404,607
Diluted	373,257	373,075	374,487	380,002	393,452	406,673

Per share data:
Net income attributable to common stockholders:
Basic	$1.18	$0.42	$0.17	$0.27	$0.72	$0.34
Diluted	1.17	0.41	0.17	0.27	0.71	0.34

FFO
Basic	$0.95	$1.02	$0.76	$0.99	$0.92	$0.96
Diluted	0.95	1.02	0.76	0.99	0.91	0.96

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2018	2019
NICS	$592,103	$418,232
Depreciation and amortization	464,476	491,984
Impairment of assets	32,817	9,939
Loss (gain) on real estate dispositions, net	(348,939)	(165,727)
Noncontrolling interests	(34,045)	(36,649)
Unconsolidated entities	25,533	30,625
FFO	$731,945	$748,404

Average common shares outstanding:
Basic	371,552	398,073
Diluted	373,186	400,096

Per share data:
NICS
Basic	$1.59	$1.05
Diluted	1.59	1.05

FFO
Basic	$1.97	$1.88
Diluted	1.96	1.87

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
EBITDA Reconciliations:	2018		2018		2018		2018		2019		2019
Net income (loss)	$453,555		$167,273		$84,226		$124,696		$292,302		$150,040
Interest expense	122,775		121,416		138,032		144,369		145,232		141,336
Income tax expense (benefit)	1,588		3,841		1,741		1,504		2,222		1,599
Depreciation and amortization	228,201		236,275		243,149		242,834		243,932		248,052
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688		$541,027

Interest Coverage Ratio:
Interest expense	$122,775		$121,416		$138,032		$144,369		$145,232		$141,336
Non-cash interest expense	(4,179)		(1,716)		(1,658)		(3,307)		(5,171)		(752)
Capitalized interest	2,336		2,100		1,921		1,548		2,327		3,929
Total interest	120,932		121,800		138,295		142,610		142,388		144,513
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688		$541,027
Interest coverage ratio	6.67	x	4.34	x	3.38	x	3.60	x	4.80	x	3.74	x

Fixed Charge Coverage Ratio:
Total interest	$120,932		$121,800		$138,295		$142,610		$142,388		$144,513
Secured debt principal payments	14,247		14,139		13,908		13,994		13,543		13,684
Preferred dividends	11,676		11,676		11,676		11,676		—		—
Total fixed charges	146,855		147,615		163,879		168,280		155,931		158,197
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688		$541,027
Fixed charge coverage ratio	5.49	x	3.58	x	2.85	x	3.05	x	4.38	x	3.42	x

	Six Months Ended
	June 30,		June 30,
EBITDA Reconciliations:	2018		2019
Net income (loss)	$620,828		$442,342
Interest expense	244,191		286,568
Income tax expense (benefit)	5,429		3,821
Depreciation and amortization	464,476		491,984
EBITDA	$1,334,924		$1,224,715

Interest Coverage Ratio:
Interest expense	$244,191		$286,568
Non-cash interest expense	(5,895)		(5,923)
Capitalized interest	4,436		6,256
Total interest	242,732		286,901
EBITDA	$1,334,924		$1,224,715
Interest coverage ratio	5.50	x	4.27	x

Fixed Charge Coverage Ratio:
Total interest	$242,732		$286,901
Secured debt principal payments	28,385		27,227
Preferred dividends	23,352		—
Total fixed charges	294,469		314,128
EBITDA	$1,334,924		$1,224,715
Fixed charge coverage ratio	4.53	x	3.90	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,
Adjusted EBITDA Reconciliations:	2018		2018		2018		2018		2019		2019
Net income	$656,551		$620,384		$615,311		$829,750		$668,497		$651,264
Interest expense	488,800		493,986		509,440		526,592		549,049		568,969
Income tax expense (benefit)	19,471		31,761		32,833		8,674		9,308		7,066
Depreciation and amortization	921,645		933,072		946,083		950,459		966,190		977,967
EBITDA	2,086,467		2,079,203		2,103,667		2,315,475		2,193,044		2,205,266
Loss (income) from unconsolidated entities	62,448		57,221		60,285		641		7,411		17,709
Stock-based compensation expense(1)	25,753		26,158		25,443		27,646		23,618		26,113
Loss (gain) on extinguishment of debt, net	17,593		12,377		16,415		16,097		20,109		19,810
Loss (gain) on real estate dispositions, net	(438,342)		(406,942)		(430,043)		(415,575)		(244,800)		(232,363)
Impairment of assets	141,637		132,638		139,378		115,579		87,394		92,701
Provision for loan losses	62,966		62,966		62,966		—		18,690		18,690
Loss (gain) on derivatives and financial instruments, net	(6,113)		(14,309)		(5,642)		(4,016)		670		10,043
Other expenses(1)	167,524		171,243		161,655		111,990		117,942		126,994
Additional other income	—		(10,805)		(10,805)		(14,832)		(14,832)		(4,027)
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246		$2,280,936

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$488,800		$493,986		$509,440		$526,592		$549,049		$568,969
Capitalized interest	11,696		10,437		9,813		7,905		7,896		9,725
Non-cash interest expense	(12,858)		(11,628)		(10,087)		(10,860)		(11,852)		(10,888)
Total interest	487,638		492,795		509,166		523,637		545,093		567,806
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246		$2,280,936
Adjusted interest coverage ratio	4.35	x	4.28	x	4.17	x	4.11	x	4.05	x	4.02	x

Total interest	$487,638		$492,795		$509,166		$523,637		$545,093		$567,806
Secured debt principal payments	62,077		60,258		58,866		56,288		55,584		55,129
Preferred dividends	46,707		46,704		46,704		46,704		35,028		23,352
Total fixed charges	596,422		599,757		614,736		626,629		635,705		646,287
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246		$2,280,936
Adjusted fixed charge coverage ratio	3.55	x	3.52	x	3.45	x	3.44	x	3.48	x	3.53	x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2018	2018	2018	2018	2019	2019
Book capitalization:
Unsecured credit facility and commercial paper	$865,000	$540,000	$1,312,000	$1,147,000	$419,293	$1,869,188
Long-term debt obligations(1)	10,484,840	10,895,559	12,192,060	12,150,144	12,371,729	13,390,344
Cash & cash equivalents(2)	(202,824)	(215,120)	(191,199)	(215,376)	(249,127)	(268,666)
Total net debt	11,147,016	11,220,439	13,312,861	13,081,768	12,541,895	14,990,866
Total equity and noncontrolling interests(3)	15,448,201	15,198,644	15,670,065	16,010,645	16,498,376	16,452,806
Book capitalization	$26,595,217	$26,419,083	$28,982,926	$29,092,413	$29,040,271	$31,443,672
Net debt to book capitalization ratio	42%	42%	46%	45%	43%	48%

Undepreciated book capitalization:
Total net debt	$11,147,016	$11,220,439	$13,312,861	$13,081,768	$12,541,895	$14,990,866
Accumulated depreciation and amortization	4,990,780	5,113,928	5,394,274	5,499,958	5,670,111	5,539,435
Total equity and noncontrolling interests(3)	15,448,201	15,198,644	15,670,065	16,010,645	16,498,376	16,452,806
Undepreciated book capitalization	$31,585,997	$31,533,011	$34,377,200	$34,592,371	$34,710,382	$36,983,107
Net debt to undepreciated book capitalization ratio	35%	36%	39%	38%	36%	41%

Market capitalization:
Common shares outstanding	371,971	372,030	375,577	383,675	403,740	405,254
Period end share price	$54.43	$62.69	$64.32	$69.41	$77.60	$81.53
Common equity market capitalization	$20,246,382	$23,322,561	$24,157,113	$26,630,882	$31,330,224	$33,040,359
Total net debt	11,147,016	11,220,439	13,312,861	13,081,768	12,541,895	14,990,866
Noncontrolling interests(3)	889,766	856,721	1,362,380	1,378,311	1,419,885	1,458,351
Preferred stock	718,498	718,498	718,498	718,498	—	—
Enterprise value	$33,001,662	$36,118,219	$39,550,852	$41,809,459	$45,292,004	$49,489,576
Net debt to market capitalization ratio	34%	31%	34%	31%	28%	30%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995. When the Company uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate” or similar expressions that do not relate solely to historical matters, it is making forward-looking statements. In particular, these forward-looking statements include, but are not limited to, those relating to the Company’s opportunities to acquire, develop or sell properties; the Company’s ability to close its anticipated acquisitions, investments or dispositions on currently anticipated terms or within currently anticipated timeframes; the expected performance of the Company’s operators/tenants and properties; the Company’s expected occupancy rates; the Company’s ability to declare and to make distributions to shareholders; the Company’s investment and financing opportunities and plans; the Company’s continued qualification as a real estate investment trust (“REIT”); the Company’s ability to access capital markets or other sources of funds; and the Company’s ability to meet its earnings guidance. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company’s actual results to differ materially from the Company’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; the Company’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting the Company’s properties; the Company’s ability to re-lease space at similar rates as vacancies occur; the Company’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting the Company’s properties; changes in rules or practices governing the Company’s financial reporting; the movement of U.S. and foreign currency exchange rates; the Company’s ability to maintain its qualification as a REIT; and key management personnel recruitment and retention.  Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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

	June 30, 2019		December 31, 2018
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$9,013,085	$(635,567)	$9,009,159	$(548,558)
Secured debt	1,536,274	(60,281)	1,639,983	(59,522)
Totals	$10,549,359	$(695,848)	$10,649,142	$(608,080)
Our variable rate debt, including our unsecured revolving credit facility and Commercial Paper Program, is reflected at fair value. At June 30, 2019, we had $4,722,179,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $47,222,000. At December 31, 2018, we had $2,683,553,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $26,836,000.
     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2019, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $12,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2019		December 31, 2018
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$59,041	$12,683	$23,620	$16,163
Debt designated as hedges	1,524,891	15,249	1,559,159	15,592
Totals	$1,583,932	$27,932	$1,582,779	$31,755
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	282	$74.10
May 1, 2019 through May 31, 2019	—	—
June 1, 2019 through June 30, 2019	—	—
Totals	282	$74.10

(1) During the three months ended June 30, 2019, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.
Item 5. Other Information
None.

Item 6. Exhibits

3.1
Seventh Amended and Restated By-laws of Welltower Inc., (filed with the Commission as Exhibit 3.1 to the Company's Form 8-K filed May 6, 2019 (File No. 001-08923), and incorporated herein by reference thereto).

10.1	Resignation Agreement, dated July 1, 2019, by and between Mercedes T. Kerr and Welltower Inc. *
10.2	Summary of Director Compensation *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chairman and Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	August 1, 2019	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2019	By:	/s/ JOHN A. GOODEY
John A. Goodey,
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2019	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Senior Vice President & Controller (Principal Accounting Officer)