Form 10-Q
period 2019-09-30
WELLTOWER INC.
filed 2019-10-30
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 21, 2019, the registrant had 405,799,597 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2019 (Unaudited)	December 31, 2018 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,370,841	$3,205,091
Buildings and improvements	28,798,241	28,019,502
Acquired lease intangibles	1,604,982	1,581,159
Real property held for sale, net of accumulated depreciation	336,649	590,271
Construction in progress	466,286	194,365
Less accumulated depreciation and amortization	(5,769,843)	(5,499,958)
Net real property owned	28,807,156	28,090,430
Right of use assets, net	536,689	—
Real estate loans receivable, net of allowance	361,530	330,339
Net real estate investments	29,705,375	28,420,769
Other assets:
Investments in unconsolidated entities	556,854	482,914
Goodwill	68,321	68,321
Cash and cash equivalents	265,788	215,376
Restricted cash	64,947	100,753
Straight-line rent receivable	432,616	367,093
Receivables and other assets	770,054	686,846
Total other assets	2,158,580	1,921,303
Total assets	$31,863,955	$30,342,072

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$1,334,586	$1,147,000
Senior unsecured notes	9,730,047	9,603,299
Secured debt	2,623,010	2,476,177
Lease liabilities	454,538	70,668
Accrued expenses and other liabilities	1,025,704	1,034,283
Total liabilities	15,167,885	14,331,427
Redeemable noncontrolling interests	470,341	424,046
Equity:
Preferred stock	—	718,498
Common stock	406,498	384,465
Capital in excess of par value	19,796,676	18,424,368
Treasury stock	(78,843)	(68,499)
Cumulative net income	7,129,642	6,121,534
Cumulative dividends	(11,870,244)	(10,818,557)
Accumulated other comprehensive income (loss)	(117,676)	(129,769)
Other equity	12	294
Total Welltower Inc. stockholders’ equity	15,266,065	14,632,334
Noncontrolling interests	959,664	954,265
Total equity	16,225,729	15,586,599
Total liabilities and equity	$31,863,955	$30,342,072

NOTE: The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Resident fees and services	$834,121	$875,171	$2,616,491	$2,374,450
Rental income	412,147	342,887	1,178,817	1,019,857
Interest income	15,637	14,622	48,112	42,732
Other income	4,228	3,699	15,064	22,217
Total revenues	1,266,133	1,236,379	3,858,484	3,459,256

Expenses:
Property operating expenses	655,588	657,157	2,027,522	1,782,373
Depreciation and amortization	272,445	243,149	764,429	707,625
Interest expense	137,343	138,032	423,911	382,223
General and administrative expenses	31,019	28,746	100,042	95,282
Loss (gain) on derivatives and financial instruments, net	1,244	8,991	670	(5,642)
Loss (gain) on extinguishment of debt, net	65,824	4,038	81,543	16,044
Provision for loan losses	—	—	18,690	—
Impairment of assets	18,096	6,740	28,035	39,557
Other expenses	6,186	88,626	36,570	102,396
Total expenses	1,187,745	1,175,479	3,481,412	3,119,858

Income (loss) from continuing operations before income taxes and other items	78,388	60,900	377,072	339,398
Income tax (expense) benefit	(3,968)	(1,741)	(7,789)	(7,170)
Income (loss) from unconsolidated entities	3,262	344	(14,986)	(836)
Gain (loss) on real estate dispositions, net	570,250	24,723	735,977	373,662
Income (loss) from continuing operations	647,932	84,226	1,090,274	705,054

Net income	647,932	84,226	1,090,274	705,054
Less: Preferred stock dividends	—	11,676	—	35,028
Less: Net income (loss) attributable to noncontrolling interests(1)	58,056	8,166	82,166	13,539
Net income (loss) attributable to common stockholders	$589,876	$64,384	$1,008,108	$656,487

Average number of common shares outstanding:
Basic	405,023	373,023	400,441	372,052
Diluted	406,891	374,487	402,412	373,638

Earnings per share:
Basic:
Income (loss) from continuing operations	$1.60	$0.23	$2.72	$1.90
Net income (loss) attributable to common stockholders	$1.46	$0.17	$2.52	$1.76

Diluted:
Income (loss) from continuing operations	$1.59	$0.22	$2.71	$1.89
Net income (loss) attributable to common stockholders	$1.45	$0.17	$2.51	$1.76

Dividends declared and paid per common share	$0.87	$0.87	$2.61	$2.61

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$647,932	$84,226	$1,090,274	$705,054

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(100,837)	(15,293)	(76,241)	(137,095)
Derivative instruments gain (loss)	78,947	12,200	91,672	100,205
Total other comprehensive income (loss)	(21,890)	(3,093)	15,431	(36,890)

Total comprehensive income (loss)	626,042	81,133	1,105,705	668,164
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	53,220	10,933	85,504	3,675
Total comprehensive income (loss) attributable to common stockholders	$572,822	$70,200	$1,020,201	$664,489

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at December 31, 2018	$718,498	$384,465	$18,424,368	$(68,499)	$6,121,534	$(10,818,557)	$(129,769)	$294	$954,265	$15,586,599
Comprehensive income:
Net income (loss)					280,470				10,785	291,255
Other comprehensive income							(14,849)		5,787	(9,062)
Total comprehensive income										282,193
Net change in noncontrolling interests			(8,845)						(1,497)	(10,342)
Amounts related to stock incentive plans, net of forfeitures		120	7,420	(5,993)				(26)		1,521
Proceeds from issuance of common stock		7,212	525,408							532,620
Conversion of preferred stock	(718,498)	12,712	705,786							—
Dividends paid:
Common stock dividends						(344,760)				(344,760)
Balances at March 31, 2019	$—	$404,509	$19,654,137	$(74,492)	$6,402,004	$(11,163,317)	$(144,618)	$268	$969,340	$16,047,831
Comprehensive income:
Net income (loss)					137,762				11,349	149,111
Other comprehensive income							43,996		2,387	46,383
Total comprehensive income										195,494
Net change in noncontrolling interests			(23,672)						(7,959)	(31,631)
Amounts related to stock incentive plans, net of forfeitures		18	7,959	450				(80)		8,347
Proceeds from issuance of common stock		1,487	101,721							103,208
Dividends paid:
Common stock dividends						(353,677)				(353,677)
Balances at June 30, 2019	$—	$406,014	$19,740,145	$(74,042)	$6,539,766	$(11,516,994)	$(100,622)	$188	$975,117	$15,969,572
Comprehensive income:
Net income (loss)					589,876				29,948	619,824
Other comprehensive income							(17,054)		(4,836)	(21,890)
Total comprehensive income										597,934
Net change in noncontrolling interests			13,038						(40,565)	(27,527)
Amounts related to stock incentive plans, net of forfeitures		4	5,100	(4,801)				(176)		127
Proceeds from issuance of common stock		480	38,393							38,873
Dividends paid:
Common stock dividends						(353,250)				(353,250)
Balances at September 30, 2019	$—	$406,498	$19,796,676	$(78,843)	$7,129,642	$(11,870,244)	$(117,676)	$12	$959,664	$16,225,729

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at December 31, 2017	$718,503	$372,449	$17,662,681	$(64,559)	$5,316,580	$(9,471,712)	$(111,465)	$670	$502,305	$14,925,452
Comprehensive income:
Net income (loss)					449,347				5,191	454,538
Other comprehensive income							20,212		(3,886)	16,326
Total comprehensive income										470,864
Net change in noncontrolling interests			(13,157)						(2,719)	(15,876)
Amounts related to stock incentive plans, net of forfeitures		150	11,085	(4,137)						7,098
Proceeds from issuance of common stock		130	7,060							7,190
Conversion of preferred stock	(5)		5							—
Dividends paid:
Common stock dividends						(323,726)				(323,726)
Preferred stock dividends						(11,676)				(11,676)
Balances at March 31, 2018	$718,498	$372,729	$17,667,674	$(68,696)	$5,765,927	$(9,807,114)	$(91,253)	$670	$500,891	$15,059,326
Comprehensive income:
Net income (loss)					166,108				2,355	168,463
Other comprehensive income							(41,378)		(8,745)	(50,123)
Total comprehensive income										118,340
Net change in noncontrolling interests			(14,822)						(35,937)	(50,759)
Amounts related to stock incentive plans, net of forfeitures		18	5,801	35				(11)		5,843
Proceeds from issuance of common stock		54	2,731							2,785
Dividends paid:
Common stock dividends						(323,372)				(323,372)
Preferred stock dividends						(11,676)				(11,676)
Balances at June 30, 2018	$718,498	$372,801	$17,661,384	$(68,661)	$5,932,035	$(10,142,162)	$(132,631)	$659	$458,564	$14,800,487
Comprehensive income:
Net income (loss)					76,060				7,847	83,907
Other comprehensive income							(5,860)		2,767	(3,093)
Total comprehensive income										80,814
Net change in noncontrolling interests			(6,160)						492,338	486,178
Amounts related to stock incentive plans, net of forfeitures		4	6,241	(92)				(170)		5,983
Proceeds from issuance of common stock		3,548	228,049							231,597
Dividends paid:
Common stock dividends						(324,182)				(324,182)
Preferred stock dividends						(11,676)				(11,676)
Balances at September 30, 2018	$718,498	$376,353	$17,889,514	$(68,753)	$6,008,095	$(10,478,020)	$(138,491)	$489	$961,516	$15,269,201

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities:
Net income	$1,090,274	$705,054
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	764,429	707,625
Other amortization expenses	13,474	12,110
Provision for loan losses	18,690	—
Impairment of assets	28,035	39,557
Stock-based compensation expense	20,501	22,800
Loss (gain) on derivatives and financial instruments, net	670	(5,642)
Loss (gain) on extinguishment of debt, net	81,543	16,044
Loss (income) from unconsolidated entities	14,986	836
Rental income less than (in excess of) cash received	(78,980)	(7,830)
Amortization related to above (below) market leases, net	(335)	1,984
Loss (gain) on real estate dispositions, net	(735,977)	(373,662)
Distributions by unconsolidated entities	—	21
Increase (decrease) in accrued expenses and other liabilities	845	103,474
Decrease (increase) in receivables and other assets	(8,255)	(11,223)
Net cash provided from (used in) operating activities	1,209,900	1,211,148

Investing activities:
Cash disbursed for acquisitions	(3,004,768)	(3,190,534)
Cash disbursed for capital improvements to existing properties	(206,413)	(173,635)
Cash disbursed for construction in progress	(258,113)	(88,146)
Capitalized interest	(10,404)	(6,357)
Investment in real estate loans receivable	(82,345)	(67,136)
Principal collected on real estate loans receivable	32,130	149,592
Other investments, net of payments	(13,304)	(49,572)
Contributions to unconsolidated entities	(194,490)	(42,697)
Distributions by unconsolidated entities	98,880	61,253
Proceeds from (payments on) derivatives	(20,569)	65,438
Proceeds from sales of real property	2,601,071	1,208,501
Net cash provided from (used in) investing activities	(1,058,325)	(2,133,293)

Financing activities:
Net increase (decrease) in unsecured credit facility and commercial paper	187,586	593,000
Proceeds from issuance of senior unsecured notes	3,253,516	2,825,898
Payments to extinguish senior unsecured notes	(3,107,500)	(1,450,000)
Net proceeds from the issuance of secured debt	318,854	44,606
Payments on secured debt	(233,952)	(238,867)
Net proceeds from the issuance of common stock	686,105	242,411
Payments for deferred financing costs and prepayment penalties	(82,249)	(29,701)
Contributions by noncontrolling interests(1)	42,988	11,238
Distributions to noncontrolling interests(1)	(138,270)	(86,462)
Cash distributions to stockholders	(1,047,968)	(1,006,274)
Other financing activities	(11,643)	(6,290)
Net cash provided from (used in) financing activities	(132,533)	899,559
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(4,436)	(5,432)
Increase (decrease) in cash, cash equivalents and restricted cash	14,606	(28,018)
Cash, cash equivalents and restricted cash at beginning of period	316,129	309,303
Cash, cash equivalents and restricted cash at end of period	$330,735	$281,285

Supplemental cash flow information:
Interest paid	$416,523	$312,452
Income taxes paid (received), net	4,784	3,195

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
2. Accounting Policies and Related Matters
     Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily an indication of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
     New Accounting Standards

•
We adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) ("ASC 842") which requires lessees to recognize assets and liabilities on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their consolidated statement of comprehensive income over the lease term. We adopted ASC 842 as of January 1, 2019, using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits us to carry forward our prior conclusions for lease classification and initial direct costs on existing leases. We also made an accounting policy election to keep short-term leases less than twelve months off the balance sheet for all classes of underlying assets.

In July 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-11 "Leases (Topic 842): Targeted Improvements" that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) allows lessors to elect, as a practical expedient, to not separate lease and non-lease components in a contract, and instead to account for as a single lease component, if certain criteria are met. This practical expedient causes an entity to assess whether a contract is predominantly lease or service-based and recognize the entire contract under the relevant accounting guidance (i.e. predominantly lease-based would be accounted for under ASC 842 and predominantly service-based would be accounted for under ASU 2014-09, "Revenue from Contracts with Customers (ASC 606)"). For the year ended December 31, 2018, we recognized revenue for our Seniors Housing Operating resident agreements in accordance with the provisions of the prior lease guidance, ASC 840, "Leases". Upon adoption of ASC 842, we elected the lessor practical expedient described above and recognized our revenue for our Seniors Housing Operating segment based upon the predominant component, generally the non-lease service component. Therefore, beginning on January 1, 2019, we accounted for the majority of such resident agreements under ASC 606. The timing and pattern of revenue recognition is substantially the same as that prior to adoption.
The FASB also issued ASU 2018-20 "Leases (Topic 842): Narrow Improvements for Lessors", which provides lessors the ability to make an accounting policy election not to evaluate whether certain sales taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. Upon adoption of ASC 842, we utilized this practical expedient in instances in which real estate taxes are paid directly by our tenants to taxing authorities. For triple-net leasing arrangements in which the tenant remits payment for real estate taxes to us and we pay the taxing authority, we have included the associated revenue and expense in rental income and property operating expenses on the Consolidated Statements of Comprehensive Income. This reporting had no impact on our net income.
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
The following ASU has been issued but not yet adopted:

•
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the new leases standard from the scope of the new credit losses standard. ASU 2016-13 is effective for the Company on January 1, 2020, with early adoption permitted beginning January 1, 2019. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

3. Real Property Acquisitions and Development
The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets, liabilities and noncontrolling interests based upon their relative fair values in accordance with our accounting policies. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments. Transaction costs primarily represent costs incurred with acquisitions, including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs. Transaction costs related to asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in other expenses on our Consolidated Statements of Comprehensive Income. Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries.
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2019				September 30, 2018
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$107,945	$14,172	$187,301	$309,418	$47,865	$413,588	$18,496	$479,949
Buildings and improvements	1,138,484	125,763	1,324,371	2,588,618	535,436	2,239,422	79,205	2,854,063
Acquired lease intangibles	61,163	—	104,309	165,472	68,084	12,383	11,271	91,738
Construction in progress	36,174	—	—	36,174	—	—	—	—
Real property held for sale	17,435	—	—	17,435	—	396,265	22,032	418,297
Right of use assets, net	—	—	58,377	58,377	—	—	—	—
Receivables and other assets	6,742	—	419	7,161	1,255	1,322	6	2,583
Total assets acquired(1)	1,367,943	139,935	1,674,777	3,182,655	652,640	3,062,980	131,010	3,846,630
Secured debt	(43,209)	—	—	(43,209)	(89,973)	—	(14,769)	(104,742)
Lease liabilities	—	—	(47,740)	(47,740)	—	—	—	—
Accrued expenses and other liabilities	(9,639)	(100)	(23,483)	(33,222)	(14,686)	(13,199)	(910)	(28,795)
Total liabilities acquired	(52,848)	(100)	(71,223)	(124,171)	(104,659)	(13,199)	(15,679)	(133,537)
Noncontrolling interests(2)	(39,570)	(1,056)	(1,201)	(41,827)	(9,818)	(512,741)	—	(522,559)
Non-cash acquisition related activity(3)	(11,889)	—	—	(11,889)	—	—	—	—
Cash disbursed for acquisitions	1,263,636	138,779	1,602,353	3,004,768	538,163	2,537,040	115,331	3,190,534
Construction in progress additions	184,581	37,649	42,316	264,546	28,222	49,619	16,733	94,574
Less: Capitalized interest	(5,972)	(1,565)	(2,867)	(10,404)	(2,608)	(1,932)	(1,817)	(6,357)
Foreign currency translation	3,597	329	—	3,926	2,151	180	—	2,331
Accruals(4)	—	—	45	45	—	—	(2,402)	(2,402)
Cash disbursed for construction in progress	182,206	36,413	39,494	258,113	27,765	47,867	12,514	88,146
Capital improvements to existing properties	160,260	10,337	35,816	206,413	127,274	6,766	39,595	173,635
Total cash invested in real property, net of cash acquired	$1,606,102	$185,529	$1,677,663	$3,469,294	$693,202	$2,591,673	$167,440	$3,452,315
(1) Excludes $1,910,000 and $391,580,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2019 and 2018, respectively.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Relates to the acquisition of assets previously recognized as investments in unconsolidated entities.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Development projects:
Seniors Housing Operating	$28,117	$86,931
Triple-net	—	90,055
Outpatient Medical	—	11,358
Total development projects	28,117	188,344
Expansion projects	—	8,879
Total construction in progress conversions	$28,117	$197,223

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2019	December 31, 2018
Assets:
In place lease intangibles	$1,486,255	$1,410,725
Above market tenant leases	69,770	63,935
Below market ground leases (1)	—	64,513
Lease commissions	48,957	41,986
Gross historical cost	1,604,982	1,581,159
Accumulated amortization	(1,206,227)	(1,197,336)
Net book value	$398,755	$383,823

Weighted-average amortization period in years	9.5	16.0

Liabilities:
Below market tenant leases	$94,581	$81,676
Above market ground leases (1)	—	8,540
Gross historical cost	94,581	90,216
Accumulated amortization	(47,521)	(44,266)
Net book value	$47,060	$45,950

Weighted-average amortization period in years	8.2	14.7

(1) Effective on January 1, 2019 with the adoption of ASC 842, above and below market ground lease intangibles are reported within the right of use assets, net line on the Consolidated Balance Sheet.
The following is a summary of real estate intangible amortization for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental income related to (above)/below market tenant leases, net	$291	$(294)	$210	$(978)
Amortization related to in place lease intangibles and lease commissions	(48,414)	(31,455)	(101,837)	(97,479)

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2019	$37,833	$2,390
2020	103,599	8,868
2021	53,156	7,899
2022	36,057	7,163
2023	29,858	5,031
Thereafter	138,252	15,709
Total	$398,755	$47,060

5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). During three months ended September 30, 2019, we disposed of our Benchmark Senior Living portfolio for a gross sale price of $1.8 billion and a gain on sale of $520 million. Proceeds were used to extinguish the $1 billion unsecured term loan and $24 million of secured debt.
At September 30, 2019, 12 Seniors Housing Operating, eight Triple-net, and five Outpatient Medical properties with an aggregate real estate balance of $336,649,000 were classified as held for sale. In addition, secured debt of $24,338,000 and net other assets and liabilities of $7,608,000 related to the held for sale properties. During the nine months ended September 30, 2019, we recorded net impairment charges of $13,121,000 related to certain held for sale properties for which the carrying value exceeded the fair values, less estimated costs to sell, and $14,914,000 related to five held for use properties for which the carrying value exceeded the sum of the future undiscounted cash flows. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Real estate dispositions:
Seniors Housing Operating	$1,204,084	$2,200
Triple-net	660,885	604,480
Outpatient Medical	482	223,069
Total dispositions	1,865,451	829,749
Gain (loss) on real estate dispositions, net	735,977	373,662
Net other assets/liabilities disposed	(357)	5,090
Proceeds from real estate dispositions	$2,601,071	$1,208,501

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Total revenues	$37,431	$126,386	$271,119	$381,440
Expenses:
Interest expense	455	643	1,716	2,144
Property operating expenses	22,576	79,989	172,738	233,858
Provision for depreciation	188	16,556	25,563	55,341
Total expenses	23,219	97,188	200,017	291,343
Income (loss) from real estate dispositions, net	$14,212	$29,198	$71,102	$90,097

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
We sublease certain real estate to a third party. Our sublease portfolio consists of a finance lease with Genesis HealthCare for seven buildings.
The components of lease expense were as follows for the period presented (in thousands):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$3,647	$18,326
Non-real estate lease expense	General and administrative expenses	516	1,286
Finance lease cost:
Amortization of leased assets	Property operating expenses	2,304	6,549
Interest on lease liabilities	Interest expense	1,328	3,497
Sublease income	Rental income	(1,043)	(3,130)
Total		$6,752	$26,528

(1) Includes short-term leases which are immaterial.

Maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$5,040	$2,511
2020	19,873	9,121
2021	19,781	8,787
2022	18,594	8,161
2023	18,559	69,244
Thereafter	1,107,479	94,590
Total lease payments	1,189,326	192,414
Less: Imputed interest	(845,411)	(81,791)
Total present value of lease liabilities	$343,915	$110,623

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows as of September 30, 2019 (in thousands, except lease terms and discount rate):

	Classification	September 30, 2019
Right of use assets:
Operating leases - real estate	Right of use assets, net	$372,831
Finance leases - real estate	Right of use assets, net	163,858
Real estate right of use assets, net		536,689
Operating leases - corporate	Receivables and other assets	4,711
Total right of use assets, net		$541,400

Lease liabilities:
Operating leases		$343,915
Financing leases		110,623
Total		$454,538

Weighted average remaining lease term (years):
Operating leases		48.0
Finance leases		16.3

Weighted average discount rate:
Operating leases		5.19%
Finance leases		5.17%

Supplemental cash flow information related to leases was as follows for the date indicated (in thousands):

	Classification	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$4,858
Operating cash flows from operating leases	Increase (decrease) in accrued expenses and other liabilities	(4,949)
Operating cash flows from finance leases	Decrease (increase) in receivables and other assets	8,241
Financing cash flows from finance leases	Other financing activities	(2,487)

Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our Outpatient Medical portfolio typically include some form of operating expense reimbursement by the tenant. We recognized $1,178,817,000 of rental and other revenues related to operating leases, of which $147,815,000 was for variable lease payments, for the nine months ended September 30, 2019, which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. The following table sets forth the future minimum lease payments receivable for leases in effect at September 30, 2019 (excluding properties in our Seniors Housing Operating partnerships and excluding any operating expense reimbursements) (in thousands):

2019	$344,158
2020	1,356,086
2021	1,324,256
2022	1,296,077
2023	1,239,804
Thereafter	9,576,700
Totals	$15,137,081

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Real Estate Loans Receivable
Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of our accounting policies for real estate loans receivable and related interest income.
The following is a summary of our net real estate loans receivable (in thousands):

	September 30, 2019	December 31, 2018
Mortgage loans	$320,989	$317,443
Other real estate loans	108,913	81,268
Less allowance for losses on loans receivable	(68,372)	(68,372)
Totals	$361,530	$330,339

The following is a summary of our real estate loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Advances on real estate loans receivable:
Investments in new loans	$25,000	$5,000	$30,000	$11,806	$10,628	$14,993	$37,427
Draws on existing loans	33,955	18,390	52,345	—	29,709	—	29,709
Net cash advances on real estate loans	58,955	23,390	82,345	11,806	40,337	14,993	67,136
Receipts on real estate loans receivable:
Loan payoffs	29,020	—	29,020	—	116,161	—	116,161
Principal payments on loans	3,110	—	3,110	—	33,431	—	33,431
Net cash receipts on real estate loans	32,130	—	32,130	—	149,592	—	149,592
Net cash advances (receipts) on real estate loans	$26,825	$23,390	$50,215	$11,806	$(109,255)	$14,993	$(82,456)

In 2016, we restructured real estate loans with Genesis HealthCare and recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan. In 2017, we recorded an additional loan loss charge of $62,966,000 relating to real estate loans with Genesis HealthCare based on an estimation of expected future cash flows discounted at the effective interest rate of the loans. In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain Triple-net real estate loans receivable that were no longer deemed collectible. During the quarter ended June 30, 2019, these loans were written off. As of September 30, 2019, the allowance for loan loss balance of $68,372,000 is deemed to be sufficient to absorb expected losses. At September 30, 2019, we had one real estate loan with an outstanding balance of $2,534,000 on non-accrual status.
The following is a summary of our impaired loans (in thousands):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Balance of impaired loans at end of period	$188,043	$201,971
Allowance for loan losses	68,372	68,372
Balance of impaired loans not reserved	$119,671	$133,599
Average impaired loans for the period	$194,298	$230,645
Interest recognized on impaired loans(1)	12,082	13,361

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

	Percentage Ownership(1)	September 30, 2019	December 31, 2018
Seniors Housing Operating	10% to 50%	$409,522	$344,982
Triple-net	10% to 49%	8,038	34,284
Outpatient Medical	43% to 50%	139,294	103,648
Total		$556,854	$482,914

(1) Excludes ownership of in-substance real estate.

At September 30, 2019, the aggregate unamortized basis difference of our joint venture investments of $102,144,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2019, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1,4)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	165	$257,372	14%
ProMedica	218	161,313	9%
Revera(3)	98	109,953	6%
Genesis HealthCare	54	90,451	5%
Belmont Village	21	59,763	3%
Remaining portfolio	983	1,152,110	63%
Totals	1,539	$1,830,962	100%

(1) Genesis Healthcare and ProMedica are in our Triple-net segment. Sunrise Senior Living, Revera, and Belmont Village are in our Seniors Housing Operating segment.
(2) NOI with our top five relationships comprised 38% of total NOI for the year ended December 31, 2018.
(3) Revera owns a controlling interest in Sunrise Senior Living.
(4) Excludes the Benchmark Senior Living portfolio which was disposed of in July 2019

10. Borrowings Under Credit Facilities and Commercial Paper Program
 At September 30, 2019, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility ($500,000,000 outstanding at September 30, 2019), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2019). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (2.84% at September 30, 2019). The applicable margin is based on our debt ratings and was 0.825% at September 30, 2019. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at September 30, 2019. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
In January 2019, we established an unsecured commercial paper program (the "Commercial Paper Program"). Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of September 30,

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2019, there was a balance of $834,586,000 outstanding on the Commercial Paper Program ($835,000,000 in principal outstanding net of an unamortized discount of $414,000), which reduces the borrowing capacity on the unsecured revolving credit facility. The notes bear interest at various floating rates with a weighted average of 2.32% as of September 30, 2019 and a weighted average maturity of eight days as of September 30, 2019.
The following information relates to aggregate borrowings under the unsecured revolving credit facility and Commercial Paper Program for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance outstanding at quarter end	$1,335,000	$1,312,000	$1,335,000	$1,312,000
Maximum amount outstanding at any month end	$1,335,000	$2,148,000	$2,880,000	$2,148,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$1,296,185	$1,519,000	$1,299,963	$819,516
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	2.82%	3.00%	3.02%	2.95%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At September 30, 2019, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2019	$—	$256,322	$256,322
2020(4)	226,501	160,897	387,398
2021	—	380,866	380,866
2022	10,000	353,548	363,548
2023(5,6)	1,788,750	329,449	2,118,199
Thereafter(7,8)	7,792,025	1,157,933	8,949,958
Totals	$9,817,276	$2,639,015	$12,456,291

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 2.79% to 6.50%.
(3) Annual interest rates range from 1.39% to 12.00%. Carrying value of the properties securing the debt totaled $5,922,479,000 at September 30, 2019.
(4) Includes a $300,000,000 Canadian-denominated 3.35% senior unsecured notes due 2020 (approximately $226,501,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2019).
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $188,750,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2019). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (2.86% at September 30, 2019).
(6) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (2.96% at September 30, 2019).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $676,775,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2019).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $615,250,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2019).

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2019		September 30, 2018
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$9,699,984	4.48%	$8,417,447	4.31%
Debt issued	3,260,000	3.47%	2,850,000	4.57%
Debt extinguished	(3,107,500)	4.47%	(1,450,000)	3.46%
Foreign currency	(35,208)	4.35%	(63,751)	4.30%
Ending balance	$9,817,276	4.12%	$9,753,696	4.45%

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2019		September 30, 2018
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,485,711	3.90%	$2,618,408	3.76%
Debt issued	318,854	3.51%	44,606	3.38%
Debt assumed	42,000	4.62%	99,552	4.30%
Debt extinguished	(193,604)	4.37%	(196,573)	5.66%
Principal payments	(40,348)	3.69%	(42,294)	3.91%
Foreign currency	26,402	3.20%	(43,944)	3.29%
Ending balance	$2,639,015	3.66%	$2,479,755	3.79%

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2019, we were in compliance with all of the covenants under our debt agreements.
12. Derivative Instruments
We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our non-U.S. investments and interest rate risk related to our capital structure. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, cross currency swap contracts, interest rate swaps, interest rate locks, and debt issued in foreign currencies to offset a portion of these risks.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
During the nine months ended September 30, 2019 and 2018, we settled certain net investment hedges generating cash proceeds of $6,716,000 and necessitating cash payments of $70,937,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$725,000	$575,000
Denominated in Pounds Sterling	£1,340,708	£890,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$1,188,250	$—

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$405,819	$405,819
Forward purchase contracts denominated in Canadian Dollars	$(200,000)	$(325,000)
Forward sales contracts denominated in Canadian Dollars	$237,000	$405,000
Forward purchase contracts denominated in Pounds Sterling	£(125,000)	£(350,000)
Forward sales contracts denominated in Pounds Sterling	£125,000	£350,000

(1) At September 30, 2019 the maximum maturity date was July 15, 2021.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2019	2018	2019	2018
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$7,478	$4,185	$19,945	$8,008

Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$600	$(203)	$(2,065)	$2,250

Gain (loss) on foreign exchange contracts and term loans designated as net investment hedge recognized in OCI	OCI	$78,947	$12,200	$91,672	$100,205

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies
At September 30, 2019, we had 14 outstanding letter of credit obligations totaling $50,418,000 and expiring between 2019 and 2024. At September 30, 2019, we had outstanding construction in progress of $466,286,000 and were committed to providing additional funds of approximately $460,810,000 to complete construction. Purchase obligations include contingent purchase obligations totaling $9,157,000. These contingent purchase obligations relate to unfunded capital improvement obligations and contingent obligations on acquisitions. Rents due from the tenant are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2019	December 31, 2018
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	14,375,000
Outstanding shares	—	14,369,965

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	407,058,274	384,849,236
Outstanding shares	405,757,860	383,674,603

   Preferred Stock The following is a summary of our preferred stock activity during the periods indicated:

	Nine Months Ended
	September 30, 2019		September 30, 2018
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	14,369,965	6.50%	14,370,060	6.50%
Shares converted	(14,369,965)	6.50%	(95)	6.50%
Ending balance	—	—%	14,369,965	6.50%

During the nine months ended September 30, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock.
     Common Stock In February 2019, we entered into separate amended and restated equity distribution agreements whereby we can offer and sell up to $1,500,000,000 aggregate amount of our common stock ("Equity Shelf Program"). The Equity Shelf Program also allows us to enter into forward sale agreements. As of September 30, 2019, we had $1,333,682,000 of remaining capacity under the Equity Shelf Program, which excludes forward sales agreements outstanding for the sale of 5,152,658 shares with maturity dates in the fourth quarter and 2020. We expect to physically settle the forward sales for cash proceeds.
The following is a summary of our common stock issuances during the nine months ended September 30, 2019 and 2018 (dollars in thousands, except average price amounts):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2018 Dividend reinvestment plan issuances	1,755,446	$64.24	$112,770	$112,294
2018 Option exercises	32,120	39.94	1,283	1,283
2018 Equity shelf program issuances	1,944,511	66.72	129,744	128,834
2018 Preferred stock conversions	83		—	—
2018 Stock incentive plans, net of forfeitures	112,868		—	—
2018 Totals	3,845,028		$243,797	$242,411

2019 Dividend reinvestment plan issuances	4,438,787	$75.59	$335,535	$332,054
2019 Option exercises	10,736	51.32	551	551
2019 Equity Shelf Program issuances	4,729,045	75.24	355,803	353,500
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	192,237		—	—
2019 Totals	22,083,257		$691,889	$686,105

Dividends  The increase in dividends is primarily attributable to increases in our common shares outstanding, offset by the conversion of the Series I Preferred Stock as described above. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Per Share	Amount	Per Share	Amount
Common Stock	$2.6100	$1,051,687	$2.6100	$971,280
Series I Preferred Stock	—	—	2.4375	35,028
Totals		$1,051,687		$1,006,308

Accumulated Other Comprehensive Income  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	September 30, 2019	December 31, 2018
Foreign currency translation	$(947,585)	$(868,006)
Derivative instruments	830,449	738,777
Actuarial losses	(540)	(540)
Total accumulated other comprehensive loss	$(117,676)	$(129,769)

15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $5,309,000 and $20,501,000 for the three and nine months ended September 30, 2019, respectfully, and $6,075,000 and $22,800,000 for the same periods in 2018.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings
per share - net income (loss) attributable
to common stockholders	$589,876	$64,384	$1,008,108	$656,487

Denominator for basic earnings per
share - weighted average shares	405,023	373,023	400,441	372,052
Effect of dilutive securities:
Employee stock options	—	6	—	12
Non-vested restricted shares	757	348	860	464
Redeemable shares	1,096	1,096	1,096	1,096
Employee stock purchase program	15	14	15	14
Dilutive potential common shares	1,868	1,464	1,971	1,586
Denominator for diluted earnings per
share - adjusted weighted average shares	406,891	374,487	402,412	373,638

Basic earnings per share	$1.46	$0.17	$2.52	$1.76
Diluted earnings per share	$1.45	$0.17	$2.51	$1.76

The Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the 2018 calculation as the effect of the conversions were anti-dilutive. As of September 30, 2019, forward sales agreements outstanding for the sale of 5,152,658 shares of common stock were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$252,617	$257,060	$249,071	$257,337
Other real estate loans receivable	108,913	109,400	81,268	82,742
Equity securities	10,617	10,617	11,286	11,286
Cash and cash equivalents	265,788	265,788	215,376	215,376
Restricted cash	64,947	64,947	100,753	100,753
Foreign currency forward contracts, interest rate swaps and cross currency swaps	153,179	153,179	94,729	94,729

Financial liabilities:
Unsecured revolving credit facility and commercial paper note program	$1,334,586	$1,334,586	$1,147,000	$1,147,000
Senior unsecured notes	9,730,047	10,229,289	9,603,299	10,043,797
Secured debt	2,623,010	2,688,384	2,476,177	2,499,130
Foreign currency forward contracts, interest rate swaps and cross currency swaps	59,120	59,120	71,109	71,109

Redeemable OP unitholder interests	$134,610	$134,610	$103,071	$103,071

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

	Fair Value Measurements as of September 30, 2019
	Total	Level 1	Level 2	Level 3
Equity securities	$10,617	$10,617	$—	$—
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability)(1)	94,059	—	94,059	—
Redeemable OP unitholder interests	134,610	—	134,610	—
Totals	$239,286	$10,617	$228,669	$—
(1) Please see Note 12 for additional information.

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
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$834,121	$—	$—	$—	$834,121
Rental income	—	227,499	184,648	—	412,147
Interest income	—	15,279	358	—	15,637
Other income	1,375	1,829	183	841	4,228
Total revenues	835,496	244,607	185,189	841	1,266,133

Property operating expenses	581,341	13,922	60,325	—	655,588
Consolidated net operating income	254,155	230,685	124,864	841	610,545

Depreciation and amortization	148,126	57,147	67,172	—	272,445
Interest expense	16,356	3,076	3,363	114,548	137,343
General and administrative expenses	—	—	—	31,019	31,019
Loss (gain) on derivatives and financial instruments, net	—	1,244	—	—	1,244
Loss (gain) on extinguishment of debt, net	1,450	—	—	64,374	65,824
Impairment of assets	2,599	12,314	3,183	—	18,096
Other expenses	4,274	(2,496)	524	3,884	6,186
Income (loss) from continuing operations before income taxes and other items	81,350	159,400	50,622	(212,984)	78,388
Income tax (expense) benefit	(2,554)	12	(302)	(1,124)	(3,968)
(Loss) income from unconsolidated entities	(3,859)	5,276	1,845	—	3,262
Gain (loss) on real estate dispositions, net	519,203	51,529	(482)	—	570,250
Income (loss) from continuing operations	594,140	216,217	51,683	(214,108)	647,932
Net income (loss)	$594,140	$216,217	$51,683	$(214,108)	$647,932

Total assets	$15,095,737	$9,350,606	$7,173,763	$243,849	$31,863,955

Three Months Ended September 30, 2018:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$875,171	$—	$—	$—	$875,171
Rental income	—	203,039	139,848	—	342,887
Interest income	159	14,378	85	—	14,622
Other income	1,175	1,693	136	695	3,699
Total revenues	876,505	219,110	140,069	695	1,236,379

Property operating expenses	610,659	426	46,072	—	657,157
Consolidated net operating income	265,846	218,684	93,997	695	579,222

Depreciation and amortization	136,532	60,383	46,234	—	243,149
Interest expense	17,319	3,500	1,643	115,570	138,032
General and administrative expenses	—	—	—	28,746	28,746
Loss (gain) on derivatives and financial instruments, net	—	8,991	—	—	8,991
Loss (gain) on extinguishment of debt, net	—	—	—	4,038	4,038
Impairment of assets	562	6,178	—	—	6,740
Other expenses	(811)	87,076	1,055	1,306	88,626
Income (loss) from continuing operations before income taxes and other items	112,244	52,556	45,065	(148,965)	60,900
Income tax (expense) benefit	211	1,116	239	(3,307)	(1,741)
(Loss) income from unconsolidated entities	(6,705)	5,377	1,672	—	344
Gain (loss) on real estate dispositions, net	(1)	24,782	(58)	—	24,723
Income (loss) from continuing operations	105,749	83,831	46,918	(152,272)	84,226
Net income (loss)	$105,749	$83,831	$46,918	$(152,272)	$84,226

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2019	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,616,491	$—	$—	$—	$2,616,491
Rental income	—	681,893	496,924	—	1,178,817
Interest income	—	47,343	769	—	48,112
Other income	6,920	4,370	322	3,452	15,064
Total revenues	2,623,411	733,606	498,015	3,452	3,858,484

Property operating expenses	1,826,344	41,700	159,478	—	2,027,522
Consolidated net operating income	797,067	691,906	338,537	3,452	1,830,962

Depreciation and amortization	416,252	174,551	173,626	—	764,429
Interest expense	52,179	9,741	10,097	351,894	423,911
General and administrative expenses	—	—	—	100,042	100,042
Loss (gain) on derivatives and financial instruments, net	—	670	—	—	670
Loss (gain) on extinguishment of debt, net	1,450	—	—	80,093	81,543
Provision for loan losses	—	18,690	—	—	18,690
Impairment of assets	2,599	11,374	14,062	—	28,035
Other expenses	19,077	6,093	1,274	10,126	36,570
Income (loss) from continuing operations before income taxes and other items	305,510	470,787	139,478	(538,703)	377,072
Income tax (expense) benefit	(2,798)	(2,300)	(1,253)	(1,438)	(7,789)
(Loss) income from unconsolidated entities	(37,892)	17,512	5,394	—	(14,986)
Gain (loss) on real estate dispositions, net	518,493	217,973	(489)	—	735,977
Income (loss) from continuing operations	783,313	703,972	143,130	(540,141)	1,090,274
Net income (loss)	$783,313	$703,972	$143,130	$(540,141)	$1,090,274

Nine Months Ended September 30, 2018	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,374,450	$—	$—	$—	$2,374,450
Rental income	—	607,831	412,026	—	1,019,857
Interest income	416	42,176	140	—	42,732
Other income	3,973	16,282	401	1,561	22,217
Total revenues	2,378,839	666,289	412,567	1,561	3,459,256

Property operating expenses	1,648,262	583	133,528	—	1,782,373
Consolidated net operating income	730,577	665,706	279,039	1,561	1,676,883

Depreciation and amortization	397,080	171,724	138,821	—	707,625
Interest expense	51,225	10,742	4,975	315,281	382,223
General and administrative expenses	—	—	—	95,282	95,282
Loss (gain) on derivatives and financial instruments, net	—	(5,642)	—	—	(5,642)
Loss (gain) on extinguishment of debt, net	110	(32)	11,928	4,038	16,044
Impairment of assets	5,075	34,482	—	—	39,557
Other expenses	5,168	89,153	3,748	4,327	102,396
Income (loss) from continuing operations before income taxes and other items	271,919	365,279	119,567	(417,367)	339,398
Income tax (expense) benefit	(2,244)	(708)	(567)	(3,651)	(7,170)
(Loss) income from unconsolidated entities	(21,389)	16,260	4,293	—	(836)
Gain (loss) on real estate dispositions, net	3	158,938	214,721	—	373,662
Income (loss) from continuing operations	248,289	539,769	338,014	(421,018)	705,054
Net income (loss)	$248,289	$539,769	$338,014	$(421,018)	$705,054

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Revenues:	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,039,016	82.1%	$1,007,203	81.5%	$3,175,059	82.3%	$2,766,726	80.0%
United Kingdom	110,303	8.7%	111,503	9.0%	335,368	8.7%	340,059	9.8%
Canada	116,814	9.2%	117,673	9.5%	348,057	9.0%	352,471	10.2%
Total	$1,266,133	100.0%	$1,236,379	100.0%	$3,858,484	100.0%	$3,459,256	100.0%

	As of
	September 30, 2019		December 31, 2018
Assets:	Amount	%	Amount	%
United States	$26,302,481	82.5%	$24,884,292	82.0%
United Kingdom	3,109,553	9.8%	3,078,994	10.1%
Canada	2,451,921	7.7%	2,378,786	7.9%
Total	$31,863,955	100.0%	$30,342,072	100.0%

19. Income Taxes and Distributions
     We elected to be taxed as a REIT commencing with our first taxable year. To qualify as a REIT for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders. REITs that do not distribute a certain amount of taxable income in the current year are also subject to a 4% federal excise tax. The main differences between undistributed net income for federal income tax purposes and financial statement purposes are the recognition of straight-line rent for reporting purposes, basis differences in acquisitions, recording of impairments, differing useful lives and depreciation and amortization methods for real property and the provision for loan losses for reporting purposes versus bad debt expense for tax purposes.
     Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), for taxable years beginning after July 30, 2008, a REIT may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary (“TRS”) if the property is operated on behalf of such TRS by a person who qualifies as an “eligible independent contractor”. Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property”. A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the unaudited consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the nine months ended September 30, 2019 and 2018, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

20. Variable Interest Entities
We have entered into joint ventures to own certain seniors housing and outpatient medical assets which are deemed to be Variable Interest Entities (VIEs). We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the joint venture and the rights to receive residual returns or the obligation to absorb losses arising from the joint ventures. Except for capital contributions associated with the initial joint venture formations, the joint ventures have been and are expected to be funded from the ongoing operations of the underlying properties. Accordingly, such joint ventures have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	September 30, 2019	December 31, 2018
Assets:
Net real estate investments	$963,338	$973,813
Cash and cash equivalents	23,881	18,678
Receivables and other assets	16,929	14,600
Total assets(1)	$1,004,148	$1,007,091

Liabilities and equity:
Secured debt	$461,480	$465,433
Lease liabilities	1,326	—
Accrued expenses and other liabilities	22,521	18,229
Total equity	518,821	523,429
Total liabilities and equity	$1,004,148	$1,007,091
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
The following table summarizes our consolidated portfolio for the three months ended September 30, 2019 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$254,155	41.7%	524
Triple-net	230,685	37.8%	657
Outpatient Medical	124,864	20.5%	358
Totals	$609,704	100.0%	1,539

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
For the nine months ended September 30, 2019, resident fees and services and rental income represented 68% and 31%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and Commercial Paper Program. At September 30, 2019, we had $265,788,000 of cash and cash equivalents, $64,947,000 of restricted cash and $1,665,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
     Capital  The following summarizes key capital transaction that occurred during the nine months ended September 30, 2019:

•
In January 2019, we established an unsecured Commercial Paper Program. Under the terms of the program, we may issue, from time to time, unsecured commercial paper with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate principal amount outstanding at any time of $1,000,000,000.

•
In February 2019, we completed the issuance of $500,000,000 of 3.625% senior unsecured notes due 2024 and $550,000,000 of 4.125% senior unsecured notes due 2029 for net proceeds of approximately $1,036,964,000. In August 2019, we completed the issuance of $750,000,000 of 3.10% senior unsecured notes due 2030 and a follow-on issuance of $450,000,000 of 3.625% senior unsecured notes due 2024 priced to yield 2.494%, for net proceeds of approximately $1,209,328,000.

•
In February 2019, we elected to effect the mandatory conversion of all of the outstanding 6.50% Series I Cumulative Convertible Perpetual Preferred Stock. Each share of convertible stock was converted into 0.8857 shares of common stock.

•
During the nine months ended September 30, 2019, we extinguished $193,604,000 of secured debt at a blended average interest rate of 4.37%. Additionally, in March 2019 we repaid our $600,000,000 of 4.125% senior unsecured notes due 2019 and $450,000,000 of 6.125% senior unsecured notes due 2020. In September 2019, we repaid our $450,000,000 of 4.95% senior unsecured notes due 2021 and $600,000,000 of 5.25% senior unsecured notes due 2022.

•
In May 2019, we drew on a $1,000,000,000 unsecured term loan facility that matures on May 28, 2020 which was put in place to bridge the acquisition of the CNL Healthcare Properties portfolio. The unsecured term loan facility was subsequently extinguished in July 2019 with proceeds from the disposition of the Benchmark Senior Living portfolio.

•
During the nine months ended September 30, 2019, we entered into amended and restated Equity Shelf Program (as defined below) pursuant to which we may offer and sell up to $1,500,000,000 of common stock from time to time. We sold 14,321,000 shares of common stock under our ATM and DRIP programs, via both cash settle and forward sale agreements, generating expected gross proceeds of approximately $1,134,967,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investments  The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2019 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating	53	$1,225,771	5.1%	$1,361,201
Triple-net	6	137,935	6.6%	139,935
Outpatient Medical	75	1,591,807	5.7%	1,674,358
Totals	134	$2,955,513	5.5%	$3,175,494

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

    Dispositions  The following summarizes property dispositions made during the nine months ended September 30, 2019 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating(4)	51	$1,772,276	5.4%	$1,204,084
Triple-net	57	902,731	7.9%	660,885
Outpatient Medical(5)	—	—	—%	482
Totals	108	$2,675,007	6.3%	$1,865,451

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
(5) Reflects the disposition of an excess land parcel.

     Dividends Our Board of Directors announced the annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2018. The dividend declared for the quarter ended September 30, 2019 represents the 194th consecutive quarterly dividend payment.
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
     Operating Performance We believe that net income and net income attributable to common stockholders (“NICS”) per the Consolidated Statements of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders (“FFO”) and consolidated net operating income (“NOI”); however, these supplemental measures are not defined by U.S. generally accepted accounting principles (“U.S. GAAP”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliations. These earnings measures (and FFO per share amounts) are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies. The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands, except per share amounts):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2018	2018	2018	2019	2019	2019
Net income (loss)	$453,555	$167,273	$84,226	$124,696	$292,302	$150,040	$647,932
NICS	437,671	154,432	64,384	101,763	280,470	137,762	589,876
FFO	353,220	378,725	285,272	374,966	358,383	390,021	352,378
NOI	540,500	557,161	579,222	590,599	601,438	618,979	610,545

Per share data (fully diluted):
NICS	$1.17	$0.41	$0.17	$0.27	$0.71	$0.34	$1.45
FFO	$0.95	$1.02	$0.76	$0.99	$0.91	$0.96	$0.87
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

	Three Months Ended
	March, 31	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2018	2018	2018	2019	2019	2019

Net debt to book capitalization ratio	42%	42%	46%	45%	43%	48%	45%
Net debt to undepreciated book capitalization ratio	35%	36%	39%	38%	36%	41%	38%
Net debt to market capitalization ratio	34%	31%	34%	31%	28%	30%	26%

Interest coverage ratio	6.67x	4.34x	3.38x	3.60x	4.80x	3.74x	7.61x
Fixed charge coverage ratio	5.49x	3.58x	2.85x	3.05x	4.38x	3.42x	6.96x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2018	2018	2018	2019	2019	2019
Property mix:(1)
Seniors Housing Operating	42%	43%	46%	43%	44%	45%	42%
Triple-net	41%	40%	38%	40%	39%	37%	38%
Outpatient Medical	17%	17%	16%	17%	17%	18%	20%

Relationship mix:(1)
Sunrise Senior Living(2)	15%	15%	15%	14%	15%	14%	14%
ProMedica	—%	—%	7%	9%	9%	9%	9%
Revera(2)	7%	7%	7%	6%	6%	6%	6%
Genesis HealthCare	6%	6%	6%	6%	5%	5%	5%
Belmont Village	3%	3%	3%	3%	3%	3%	4%
Remaining relationships	69%	69%	62%	62%	62%	63%	62%

Geographic mix:(1)
California	14%	14%	13%	13%	13%	13%	14%
United Kingdom	10%	9%	9%	9%	9%	8%	8%
Texas	8%	8%	7%	8%	8%	8%	8%
New Jersey	8%	7%	7%	7%	7%	7%	7%
Canada	9%	8%	8%	8%	7%	7%	7%
Remaining geographic areas	51%	54%	56%	55%	56%	57%	56%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2019 (dollars in thousands):

	Expiration Year(1)
	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028	Thereafter
Triple-net:
Properties	8	—	6	10	2	4	48	94	19	15	430
Base rent(2)	$3,470	$—	$12,292	$10,496	$1,331	$11,096	$52,728	$122,530	$35,725	$22,036	$487,015
% of base rent	0.5%	—%	1.6%	1.4%	0.2%	1.5%	6.9%	16.1%	4.7%	2.9%	64.2%
Units/beds	649	—	1,023	1,022	140	692	3,033	7,554	2,401	1,633	44,588
% of Units/beds	1.0%	—%	1.6%	1.6%	0.2%	1.1%	4.8%	12.0%	3.8%	2.6%	71.3%

Outpatient Medical:
Square feet	514,534	1,614,257	2,017,333	2,158,069	2,129,097	2,128,846	1,207,793	1,482,284	864,668	932,339	6,141,513
Base rent(2)	$11,453	$44,978	$56,712	$58,920	$57,737	$62,850	$31,700	$38,283	$21,554	$23,984	$133,599
% of base rent	2.1%	8.3%	10.5%	10.9%	10.7%	11.6%	5.9%	7.1%	4.0%	4.4%	24.5%
Leases	148	415	417	420	435	337	184	193	120	106	294
% of Leases	4.8%	13.5%	13.6%	13.7%	14.2%	11.0%	6.0%	6.3%	3.9%	3.5%	9.5%

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

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018	$	%
Cash, cash equivalents and restricted cash at beginning of period	$316,129	$309,303	$6,826	2%
Cash provided from (used in) operating activities	1,209,900	1,211,148	(1,248)	—%
Cash provided from (used in) investing activities	(1,058,325)	(2,133,293)	1,074,968	50%
Cash provided from (used in) financing activities	(132,533)	899,559	(1,032,092)	-115%
Effect of foreign currency translation	(4,436)	(5,432)	996	18%
Cash, cash equivalents and restricted cash at end of period	$330,735	$281,285	$49,450	18%

     Operating Activities The change in net cash provided from operating activities was immaterial. Please see “Results of Operations” for discussion of net income fluctuations. For the nine months ended September 30, 2019 and 2018, cash flow provided from operations exceeded cash distributions to stockholders.
    Investing Activities  The changes in net cash provided from/used in investing activities are primarily attributable to changes in acquisition and dispositions, which are summarized above in “Key Transactions” and Notes 3 and 5 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018	$	%
New development	$258,113	$88,146	$169,967	193%
Recurring capital expenditures, tenant improvements and lease commissions	86,488	57,384	29,104	51%
Renovations, redevelopments and other capital improvements	119,925	116,251	3,674	3%
Total	$464,526	$261,781	$202,745	77%
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
Off-Balance Sheet Arrangements
At September 30, 2019, we had investments in unconsolidated entities with our ownership interests ranging from 10% to 50%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At September 30, 2019, we had 14 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Unsecured credit facility and commercial paper(1,2)	$1,335,000	$835,000	$—	$500,000	$—
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	7,600,000	—	—	1,100,000	6,500,000
Canadian Dollar senior unsecured notes(3)	226,501	—	226,501	—	—
Pounds Sterling senior unsecured notes(3)	1,292,025	—	—	—	1,292,025
U.S. Dollar term credit facility	510,000	—	—	510,000	—
Canadian Dollar term credit facility(3)	188,750	—	—	188,750	—
Secured debt:(2,3)
Consolidated	2,639,015	256,322	541,763	682,997	1,157,933
Unconsolidated	800,225	11,817	75,636	61,013	651,759
Contractual interest obligations:(4)
Unsecured credit facility and commercial paper	54,389	4,012	28,787	21,590	—
Senior unsecured notes and term loans(3)	4,070,524	124,827	791,836	768,216	2,385,645
Consolidated secured debt(3)	414,543	23,972	152,966	102,246	135,359
Unconsolidated secured debt(3)	206,939	7,565	55,418	51,529	92,427
Financing lease liabilities(5)	192,414	2,511	17,908	77,405	94,590
Operating lease liabilities(5)	1,189,326	5,040	39,654	37,153	1,107,479
Purchase obligations(6)	469,967	111,914	310,941	47,112	—
Other long-term liabilities	123	123	—	—	—
Total contractual obligations	$21,189,741	$1,383,103	$2,241,410	$4,148,011	$13,417,217

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
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2019, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could, in turn, have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
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

(“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of October 21, 2019, 4,119,785 shares of common stock remained available for issuance under the DRIP registration statement. On February 25, 2019, we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. As of October 21, 2019, we had $1,333,682,000 of remaining capacity under the Equity Shelf Program, which excludes forward sales agreements outstanding for the sale of 6,018,906 shares with maturity dates in the fourth quarter and 2020. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and Commercial Paper Program.
Results of Operations
Summary
     Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include depreciation and amortization, interest expense, property operating expenses, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI"), which are discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,		September 30,					September 30,		September 30,
	2019		2018		Amount		%	2019		2018		Amount		%
Net income	$647,932		$84,226		$563,706		669%	$1,090,274		$705,054		$385,220		55%
NICS	589,876		64,384		525,492		816%	1,008,108		656,487		351,621		54%
FFO	352,378		285,272		67,106		24%	1,100,782		1,017,217		83,565		8%
EBITDA	1,061,688		467,148		594,540		127%	2,286,403		1,802,072		484,331		27%
NOI	610,545		579,222		31,323		5%	1,830,962		1,676,883		154,079		9%
SSNOI	440,759		437,628		3,131		0.7%	1,217,372		1,210,808		6,564		0.5%
Per share data (fully diluted):
NICS	$1.45		$0.17		$1.28		753%	$2.51		$1.76		$0.75		43%
FFO	$0.87		$0.76		$0.11		14%	$2.74		$2.72		$0.02		1%

Interest coverage ratio	7.61	x	3.38	x	4.23	x	125%	5.36	x	4.73	x	0.63	x	13%
Fixed charge coverage ratio	6.96	x	2.85	x	4.11	x	144%	4.90	x	3.93	x	0.97	x	25%
Seniors Housing Operating
The following is a summary of our NOI and SSNOI for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2019	2018	$	%	2019	2018	$	%
NOI	$254,155	$265,846	$(11,691)	-4.4%	$797,067	$730,577	$66,490	9.1%
Non SSNOI attributable to same store properties	(2,897)	(1,323)	(1,574)	-119.0%	1,061	938	123	13.1%
NOI attributable to non same store properties(1)	(32,688)	(46,374)	13,686	29.5%	(242,615)	(176,665)	(65,950)	-37.3%
SSNOI(2)	$218,570	$218,149	$421	0.2%	$555,513	$554,850	$663	0.1%
(1) Change primarily related to acquisitions and segment transitions during the relevant periods. See Non-GAAP Financial Measures for discussion of properties excluded from the same store pools and the SSNOI Property Reconciliations for details.
(2) For the three and nine month periods ended September 30, 2019 and 2018, amounts relate to 413 and 351 same store properties, respectively. The same store property pools include 39 and 19 properties that have undergone operator transitions within the same segment during the relevant periods for the three and nine month periods ended September 30, 2019 and 2018, respectively. Furthermore, the same store pools exclude 72 unconsolidated properties for both the three and nine month periods ended September 30, 2019 and 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our Seniors Housing Operating results of operations (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2019	2018	$	%	2019	2018	$	%
Revenues:
Resident fees and services	$834,121	$875,171	$(41,050)	-5%	$2,616,491	$2,374,450	$242,041	10%
Interest income	—	159	(159)	-100%	—	416	(416)	-100%
Other income	1,375	1,175	200	17%	6,920	3,973	2,947	74%
Total revenues	835,496	876,505	(41,009)	-5%	2,623,411	2,378,839	244,572	10%
Property operating expenses	581,341	610,659	(29,318)	-5%	1,826,344	1,648,262	178,082	11%
NOI(1)	254,155	265,846	(11,691)	-4%	797,067	730,577	66,490	9%
Other expenses:
Depreciation and amortization	148,126	136,532	11,594	8%	416,252	397,080	19,172	5%
Interest expense	16,356	17,319	(963)	-6%	52,179	51,225	954	2%
Loss (gain) on extinguishment of debt, net	1,450	—	1,450	n/a	1,450	110	1,340	1,218%
Impairment of assets	2,599	562	2,037	362%	2,599	5,075	(2,476)	-49%
Other expenses	4,274	(811)	5,085	627%	19,077	5,168	13,909	269%
	172,805	153,602	19,203	13%	491,557	458,658	32,899	7%
Income (loss) from continuing operations before income taxes and other items	81,350	112,244	(30,894)	-28%	305,510	271,919	33,591	12%
Income tax benefit (expense)	(2,554)	211	(2,765)	-1,310%	(2,798)	(2,244)	(554)	-25%
Income (loss) from unconsolidated entities	(3,859)	(6,705)	2,846	42%	(37,892)	(21,389)	(16,503)	-77%
Gain (loss) on real estate dispositions, net	519,203	(1)	519,204	n/a	518,493	3	518,490	n/a
Income from continuing operations	594,140	105,749	488,391	462%	783,313	248,289	535,024	215%
Net income (loss)	594,140	105,749	488,391	462%	783,313	248,289	535,024	215%
Less: Net income (loss) attributable to noncontrolling interests	46,849	405	46,444	11,468%	50,826	(1,259)	52,085	4,137%
Net income (loss) attributable to common stockholders	$547,291	$105,344	$441,947	420%	$732,487	$249,548	$482,939	194%

(1) See Non-GAAP Financial Measures.
Fluctuations in resident fees and services and property operating expenses are primarily a result of acquisitions, segment transitions, offset by dispositions, and the movement of U.S. and foreign currency exchange rates. The fluctuations in depreciation and amortization are due to acquisitions and dispositions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the three and nine months ended September 30, 2019 and 2018, we recorded impairment charges on certain held for sale and held for use properties as the carrying values exceeded the estimated fair values. The significant gain on sale of properties during the three months ended September 30, 2019 is related to the sale of the Benchmark Senior Living portfolio. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The increase in other expenses is primarily due to additional noncapitalizable transaction costs associated with acquisitions and operator transitions.
During the nine months ended September 30, 2019, we completed two Seniors Housing Operating construction projects representing $28,117,000 or $109,405 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of September 30, 2019 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Units	Commitment	Balance	Est. Completion
Wandsworth, UK	97	$72,538	$57,955	1Q20
Taylor, PA	113	14,272	10,314	1Q20
Beavercreek, OH	100	12,032	10,487	1Q20
Potomac, MD	120	56,720	17,337	4Q20
Beckenham, UK	100	57,957	27,239	3Q21
	530	$213,519	123,332
Toronto, ON	Project in planning stage		42,466
Hendon, UK	Project in planning stage		29,519
Barnet, UK	Project in planning stage		25,717
Washington, DC	Project in planning stage		17,361
Brookline, MA	Project in planning stage		16,829
			$255,224

Interest expense represents secured debt interest expense which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in currency rates, extinguishments and principal amortizations. The following is a summary of our Seniors Housing Operating segment secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,018,180	3.80%	$1,909,415	3.73%	$1,810,587	3.87%	$1,988,700	3.66%
Debt issued	22,885	3.95%	—	—%	318,854	3.51%	44,606	3.38%
Debt assumed	—	—%	—	—%	42,000	4.62%	85,192	4.38%
Debt extinguished	(42,131)	4.15%	—	—%	(193,604)	4.37%	(131,175)	4.85%
Debt transferred	(12,072)	3.89%	35,830	3.84%	(12,072)	3.89%	35,830	3.84%
Principal payments	(10,556)	3.49%	(11,908)	3.64%	(32,987)	3.38%	(35,910)	3.58%
Foreign currency	(12,614)	3.34%	18,204	3.33%	30,914	3.21%	(35,702)	3.54%
Ending balance	$1,963,692	3.58%	$1,951,541	3.76%	$1,963,692	3.58%	$1,951,541	3.76%

Monthly averages	$1,980,216	3.67%	$1,934,652	3.74%	$1,955,651	3.76%	$1,935,752	3.70%

     The majority of our Seniors Housing Operating properties are formed through partnership interests. Losses from unconsolidated entities are largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures, as well as the disposal of an investment in an unconsolidated entity during the quarter ended June 30, 2019. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The increase during the three months ended September 30, 2019 relates to our partner's share of the gain recognized on the sale of the Benchmark Senior Living portfolio.
Triple-net
The following is a summary of our NOI and SSNOI for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2019	2018	$	%	2019	2018	$	%
NOI	$230,685	$218,684	$12,001	5.5%	$691,906	$665,706	$26,200	3.9%
Non SSNOI attributable to same store properties	(7,270)	(5,269)	(2,001)	-38.0%	(22,336)	(19,738)	(2,598)	-13.2%
NOI attributable to non same store properties(1)	(92,872)	(84,468)	(8,404)	-9.9%	(279,290)	(258,375)	(20,915)	-8.1%
SSNOI(2)	$130,543	$128,947	$1,596	1.2%	$390,280	$387,593	$2,687	0.7%

(1) Change primarily related to acquisitions during the relevant periods. See Non-GAAP Financial Measures for discussion of properties excluded from the same store pools and the SSNOI Property Reconciliations for details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(2) For both the three and nine month periods ended September 30, 2019 and 2018, amounts relate to 371 same store properties. The same store property pools include 3 properties that have undergone operator transitions within the same segment during the relevant periods for both the three and nine month periods ended September 30, 2019 and 2018. Furthermore, the same store pools exclude 39 unconsolidated properties for both the three and nine month periods ended September 30, 2019 and 2018.
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2019	2018	$	%	2019	2018	$	%
Revenues:
Rental income	$227,499	$203,039	$24,460	12%	$681,893	$607,831	$74,062	12%
Interest income	15,279	14,378	901	6%	47,343	42,176	5,167	12%
Other income	1,829	1,693	136	8%	4,370	16,282	(11,912)	-73%
Total revenues	244,607	219,110	25,497	12%	733,606	666,289	67,317	10%
Property operating expenses	13,922	426	13,496	3,168%	41,700	583	41,117	7,053%
NOI(1)	230,685	218,684	12,001	5%	691,906	665,706	26,200	4%
Other expenses:
Depreciation and amortization	57,147	60,383	(3,236)	-5%	174,551	171,724	2,827	2%
Interest expense	3,076	3,500	(424)	-12%	9,741	10,742	(1,001)	-9%
Loss (gain) on derivatives and financial instruments, net	1,244	8,991	(7,747)	-86%	670	(5,642)	6,312	112%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	—	(32)	32	100%
Provision for loan losses	—	—	—	n/a	18,690	—	18,690	n/a
Impairment of assets	12,314	6,178	6,136	99%	11,374	34,482	(23,108)	-67%
Other expenses	(2,496)	87,076	(89,572)	-103%	6,093	89,153	(83,060)	-93%
	71,285	166,128	(94,843)	-57%	221,119	300,427	(79,308)	-26%
Income from continuing operations before income taxes and other items	159,400	52,556	106,844	203%	470,787	365,279	105,508	29%
Income tax (expense) benefit	12	1,116	(1,104)	-99%	(2,300)	(708)	(1,592)	-225%
Income (loss) from unconsolidated entities	5,276	5,377	(101)	-2%	17,512	16,260	1,252	8%
Gain (loss) on real estate dispositions, net	51,529	24,782	26,747	108%	217,973	158,938	59,035	37%
Income from continuing operations	216,217	83,831	132,386	158%	703,972	539,769	164,203	30%
Net income	216,217	83,831	132,386	158%	703,972	539,769	164,203	30%
Less: Net income (loss) attributable to noncontrolling interests	9,096	6,913	2,183	32%	27,422	10,129	17,293	171%
Net income attributable to common stockholders	$207,121	$76,918	$130,203	169%	$676,550	$529,640	$146,910	28%

(1) See Non-GAAP Financial Measures.

The increase in rental income is primarily attributable to acquisitions including Quality Care Properties Inc. ("QCP") in July 2018, partially offset by the disposition or segment transition of various properties. In addition, we have recorded certain real estate property taxes on a gross basis, with the offset to property operating expenses, as a result of our ASC 842 adoption on January 1, 2019. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended September 30, 2019, we had 18 leases with rental rate increases ranging from 0.10% to 0.82% in our Triple-net portfolio. The decrease in other income for the nine month period ending September 30, 2019 is primarily due to $10,805,000 of net lease termination fees recognized during 2018.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain real estate loans receivable that are no longer deemed collectible. During the three and nine months ended September 30, 2019 and 2018, we recorded impairment charges on certain held for sale and held for use properties as the carrying values exceeded the estimated fair values. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. In addition, during the three months ended September 30, 2018, we recognized $79,368,000 related to a joint venture transaction, including the conversion of properties from Triple-net to Seniors Housing Operating and termination/restructuring of preexisting relationships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of Triple-net construction projects, excluding expansions, pending as of September 30, 2019 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Union, KY	162	$34,600	$20,557	1Q20
Westerville, OH	90	22,800	17,049	1Q20
Droitwich, UK	70	15,584	8,787	2Q20
Thousand Oaks, CA	82	24,763	8,199	4Q20
Leicester, UK	60	13,782	3,247	1Q21
	464	$111,529	$57,839

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

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$287,952	3.63%	$334,033	3.53%	$288,386	3.63%	$347,474	3.55%
Debt extinguished	—	—%	—	—%	—	—%	(4,107)	4.94%
Debt transferred	12,072	3.89%	(35,830)	3.80%	12,072	3.89%	(35,830)	3.84%
Principal payments	(1,037)	5.17%	(962)	5.26%	(2,945)	5.22%	(3,033)	5.42%
Foreign currency	(5,986)	2.95%	(979)	3.51%	(4,512)	3.23%	(8,242)	3.29%
Ending balance	$293,001	3.64%	$296,262	3.63%	$293,001	3.64%	$296,262	3.63%

Monthly averages	$291,300	3.64%	$309,920	3.53%	$291,475	3.63%	$331,239	3.48%
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
Outpatient Medical
The following is a summary of our NOI and SSNOI for the Outpatient Medical segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2019	2018	$	%	2019	2018	$	%
NOI	$124,864	$93,997	$30,867	32.8%	$338,537	$279,039	$59,498	21.3%
Non SSNOI on same store properties	(1,294)	(1,806)	512	28.3%	(4,152)	(4,517)	365	8.1%
NOI attributable to non same store properties(1)	(31,924)	(1,659)	(30,265)	-1,824.3%	(62,806)	(6,157)	(56,649)	-920.1%
SSNOI(2)	$91,646	$90,532	$1,114	1.2%	$271,579	$268,365	$3,214	1.2%

(1) Change primarily related to acquisitions during the relevant periods. See Non-GAAP Financial Measures for discussion of properties excluded from the same store pools and the SSNOI Property Reconciliations for details.
(2) For the three and nine month periods ended September 30, 2019 and 2018, amounts relate to 239 and 235 same store properties, respectively. The same store pools exclude 6 unconsolidated properties for both the three and nine month periods ended September 30, 2019 and 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the Outpatient Medical segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2019	2018	$	%	2019	2018	$	%
Revenues:
Rental income	$184,648	$139,848	$44,800	32%	$496,924	$412,026	$84,898	21%
Interest income	358	85	273	321%	769	140	629	449%
Other income	183	136	47	35%	322	401	(79)	-20%
Total revenues	185,189	140,069	45,120	32%	498,015	412,567	85,448	21%
Property operating expenses	60,325	46,072	14,253	31%	159,478	133,528	25,950	19%
NOI(1)	124,864	93,997	30,867	33%	338,537	279,039	59,498	21%
Other expenses:
Depreciation and amortization	67,172	46,234	20,938	45%	173,626	138,821	34,805	25%
Interest expense	3,363	1,643	1,720	105%	10,097	4,975	5,122	103%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	—	11,928	(11,928)	-100%
Impairment of assets	3,183	—	3,183	n/a	14,062	—	14,062	n/a
Other expenses	524	1,055	(531)	-50%	1,274	3,748	(2,474)	-66%
	74,242	48,932	25,310	52%	199,059	159,472	39,587	25%
Income (loss) from continuing operations before income taxes and other items	50,622	45,065	5,557	12%	139,478	119,567	19,911	17%
Income tax (expense) benefit	(302)	239	(541)	-226%	(1,253)	(567)	(686)	-121%
Income from unconsolidated entities	1,845	1,672	173	10%	5,394	4,293	1,101	26%
Gain (loss) on real estate dispositions, net	(482)	(58)	(424)	-731%	(489)	214,721	(215,210)	-100%
Income from continuing operations	51,683	46,918	4,765	10%	143,130	338,014	(194,884)	-58%
Net income (loss)	51,683	46,918	4,765	10%	143,130	338,014	(194,884)	-58%
Less: Net income (loss) attributable to noncontrolling interests	2,111	848	1,263	149%	3,918	4,669	(751)	-16%
Net income (loss) attributable to common stockholders	$49,572	$46,070	$3,502	8%	$139,212	$333,345	$(194,133)	-58%

(1) See Non-GAAP Financial Measures.

The increases in rental income and property operating expenses are primarily attributable to acquisitions and development conversions, particularly the $1.25 billion CNL Healthcare Properties portfolio acquisition that closed in May 2019, partially offset by dispositions of outpatient medical properties. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Sales of real property would offset revenue increases and, to the extent that they exceed new acquisitions, could result in decreased revenues. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended September 30, 2019, our consolidated outpatient medical portfolio signed 179,206 square feet of new leases and 389,671 square feet of renewals. The weighted-average term of these leases was six years, with a rate of $36.98 per square foot and tenant improvement and lease commission costs of $20.47 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 3.9%.
The fluctuation in depreciation and amortization is primarily due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Changes in the gain/loss on sale of properties are related to the volume and timing of property sales and sales prices. During the three and nine months ended September 30, 2019 we recorded impairment charges on certain held for sale outpatient medical properties as the carrying values exceeded the estimated fair value less costs to sell.
The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of September 30, 2019 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Houston, TX	73,500	$23,455	$16,126	4Q19
Porter, TX	55,000	20,800	12,041	1Q20
Lowell, MA	50,668	8,700	6,559	1Q20
Brooklyn, NY	140,955	105,306	77,097	2Q20
Katy, TX	36,500	12,028	1,077	2Q20
Total	356,623	$170,289	$112,900
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The fluctuation in losses/gains on debt extinguishment is primarily attributable to the prepayment penalties paid on certain extinguishments in the first quarter of 2018.

The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
		Wtd. Ave		Wtd. Ave		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$383,850	4.22%	$217,007	4.35%	$386,738	4.20%	$279,951	4.72%
Debt assumed	—	—%	14,360	3.80%	—	—%	14,360	3.80%
Debt extinguished	—	—%	—	—%	—	—%	(61,291)	7.43%
Principal payments	(1,528)	4.97%	(702)	5.90%	(4,416)	5.03%	(2,355)	6.02%
Ending balance	$382,322	4.09%	$230,665	4.19%	$382,322	4.09%	$230,665	4.19%

Monthly averages	$383,084	4.17%	$220,246	4.22%	$384,590	4.21%	$224,943	4.26%

A portion of our outpatient medical properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2019	2018	$	%	2019	2018	$	%
Revenues:
Other income	$841	$695	$146	21%	$3,452	$1,561	$1,891	121%
Total revenue	841	695	146	21%	3,452	1,561	1,891	121%
Expenses:
Interest expense	114,548	115,570	(1,022)	-1%	351,894	315,281	36,613	12%
General and administrative expenses	31,019	28,746	2,273	8%	100,042	95,282	4,760	5%
Loss (gain) on extinguishment of debt, net	64,374	4,038	60,336	1,494%	80,093	4,038	76,055	1,883%
Other expenses	3,884	1,306	2,578	197%	10,126	4,327	5,799	134%
	213,825	149,660	64,165	43%	542,155	418,928	123,227	29%
Loss from continuing operations before income taxes and other items	(212,984)	(148,965)	(64,019)	-43%	(538,703)	(417,367)	(121,336)	-29%
Income tax (expense) benefit	(1,124)	(3,307)	2,183	66%	(1,438)	(3,651)	2,213	61%
Loss from continuing operations	(214,108)	(152,272)	(61,836)	-41%	(540,141)	(421,018)	(119,123)	-28%
Less: Preferred stock dividends	—	11,676	(11,676)	-100%	—	35,028	(35,028)	-100%
Net loss attributable to common stockholders	$(214,108)	$(163,948)	$(50,160)	-31%	$(540,141)	$(456,046)	$(84,095)	-18%

The following is a summary of our Non-Segment/Corporate interest expense (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2019	2018	$	%	2019	2018	$	%
Senior unsecured notes	$100,356	$99,445	$911	1%	$307,587	$282,847	$24,740	9%
Secured debt	—	26	(26)	-100%	—	96	(96)	-100%
Unsecured revolving credit facility and commercial paper note program	10,300	12,662	(2,362)	-19%	32,978	22,442	10,536	47%
Loan expense	3,892	3,437	455	13%	11,329	9,896	1,433	14%
Totals	$114,548	$115,570	$(1,022)	-1%	$351,894	$315,281	$36,613	12%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement of foreign exchange rates and related hedge activity. Please refer to Note 11 for additional information. The change in interest expense on the unsecured revolving credit facility and Commercial Paper Program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 for additional information regarding our unsecured revolving credit facility and Commercial Paper Program. The loss on extinguishment recognized during the nine months ended September 30, 2019 is due primarily to the early extinguishment of the $600,000,000 of 4.125% senior unsecured notes due 2019 and the $450,000,000 of 6.125% senior unsecured notes due 2020 in March 2019, and the early extinguishment of the $450,000,000 of 4.95% senior unsecured notes due 2021 and $600,000,000 of 5.25% senior unsecured notes due 2022 in September 2019.
General and administrative expenses as a percentage of consolidated revenues for the three months ended September 30, 2019 and 2018 were 2.45% and 2.33%, respectively. Other expenses primarily represent severance-related costs associated with the departure of executive officers and other key employees.
The decrease in preferred dividends is due to the conversion of all outstanding Series I Cumulative Convertible Perpetual Preferred Stock during the nine months ended September 30, 2019.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. For the three month periods ended, same store is generally defined as those revenue-generating properties in the portfolio subsequent to July 1, 2018. For the year to date periods ended, same store is generally defined as those revenue-generating properties in the portfolio subsequent to January 1, 2018. Land parcels, loans and sub-leases, as well as any properties acquired, under development, transitioned to a different segment, sold or classified as held for sale during that period are excluded from the same store amounts. Additionally, unconsolidated properties are excluded from the same store amounts. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

EBITDA stands for earnings (net income) before interest, taxes, depreciation and amortization. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest, secured debt principal amortization and preferred dividends. Covenants in our senior unsecured notes contain financial ratios based on a definition of EBITDA that is specific to those agreements. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could, in turn, have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above excluding unconsolidated entities and adjusted for items per our covenant. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents Adjusted EBITDA divided by fixed charges on a trailing twelve months basis. Fixed charges include total interest (excluding capitalized interest and non-cash interest expenses), secured debt principal amortization and preferred dividends. Our covenant requires an adjusted fixed charge coverage ratio of at least 1.50 times.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
NOI Reconciliations:	2018	2018	2018	2018	2019	2019	2019
Net income (loss)	$453,555	$167,273	$84,226	$124,696	$292,302	$150,040	$647,932
Loss (gain) on real estate dispositions, net	(338,184)	(10,755)	(24,723)	(41,913)	(167,409)	1,682	(570,250)
Loss (income) from unconsolidated entities	2,429	(1,249)	(344)	(195)	9,199	9,049	(3,262)
Income tax expense (benefit)	1,588	3,841	1,741	1,504	2,222	1,599	3,968
Other expenses	3,712	10,058	88,626	10,502	8,756	21,628	6,186
Impairment of assets	28,185	4,632	6,740	76,022	—	9,939	18,096
Provision for loan losses	—	—	—	—	18,690	—	—
Loss (gain) on extinguishment of debt, net	11,707	299	4,038	53	15,719	—	65,824
Loss (gain) on derivatives and financial instruments, net	(7,173)	(7,460)	8,991	1,626	(2,487)	1,913	1,244
General and administrative expenses	33,705	32,831	28,746	31,101	35,282	33,741	31,019
Depreciation and amortization	228,201	236,275	243,149	242,834	243,932	248,052	272,445
Interest expense	122,775	121,416	138,032	144,369	145,232	141,336	137,343
Consolidated net operating income (NOI)	$540,500	$557,161	$579,222	$590,599	$601,438	$618,979	$610,545

NOI by segment:
Seniors Housing Operating	$225,226	$239,505	$265,846	$254,445	$264,700	$278,212	$254,155
Triple-net	222,738	224,284	218,684	234,343	233,286	227,935	230,685
Outpatient Medical	92,168	92,874	93,997	101,097	101,295	112,378	124,864
Non-segment/corporate	368	498	695	714	2,157	454	841
Total NOI	$540,500	$557,161	$579,222	$590,599	$601,438	$618,979	$610,545

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30, 2018	September 30, 2019
NOI Reconciliations:
Net income (loss)	$705,054	$1,090,274
Loss (gain) on real estate dispositions, net	(373,662)	(735,977)
Loss (income) from unconsolidated entities	836	14,986
Income tax expense (benefit)	7,170	7,789
Other expenses	102,396	36,570
Impairment of assets	39,557	28,035
Provision for loan losses	—	18,690
Loss (gain) on extinguishment of debt, net	16,044	81,543
Loss (gain) on derivatives and financial instruments, net	(5,642)	670
General and administrative expenses	95,282	100,042
Depreciation and amortization	707,625	764,429
Interest expense	382,223	423,911
Consolidated net operating income (NOI)	$1,676,883	$1,830,962

NOI by segment:
Seniors Housing Operating	$730,577	$797,067
Triple-net	665,706	691,906
Outpatient Medical	279,039	338,537
Non-segment/corporate	1,561	3,452
Total NOI	$1,676,883	$1,830,962

	Three Months Ended		Nine Months Ended
SSNOI Reconciliations:	September 30, 2018	September 30, 2019	September 30, 2018	September 30, 2019
NOI:
Seniors Housing Operating	$265,846	$254,155	$730,577	$797,067
Triple-net	218,684	230,685	665,706	691,906
Outpatient Medical	93,997	124,864	279,039	338,537
Total	578,527	609,704	1,675,322	1,827,510
Adjustments:
Seniors Housing Operating:
Non SSNOI on same store properties	(1,323)	(2,897)	938	1,061
NOI attributable to non same store properties	(46,374)	(32,688)	(176,665)	(242,615)
Subtotal	(47,697)	(35,585)	(175,727)	(241,554)
Triple-net:
Non SSNOI on same store properties	(5,269)	(7,270)	(19,738)	(22,336)
NOI attributable to non same store properties	(84,468)	(92,872)	(258,375)	(279,290)
Subtotal	(89,737)	(100,142)	(278,113)	(301,626)
Outpatient Medical:
Non SSNOI on same store properties	(1,806)	(1,294)	(4,517)	(4,152)
NOI attributable to non same store properties	(1,659)	(31,924)	(6,157)	(62,806)
Subtotal	(3,465)	(33,218)	(10,674)	(66,958)
SSNOI:
Seniors Housing Operating	218,149	218,570	554,850	555,513
Triple-net	128,947	130,543	387,593	390,280
Outpatient Medical	90,532	91,646	268,365	271,579
Total	$437,628	$440,759	$1,210,808	$1,217,372

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Total properties	524	657	358	1,539	524	657	358	1,539
Recent acquisitions/development conversions	(52)	(236)	(103)	(391)	(66)	(236)	(107)	(409)
Developments	(11)	(5)	(5)	(21)	(11)	(5)	(5)	(21)
Held for sale	(12)	(8)	(5)	(25)	(12)	(8)	(5)	(25)
Segment transitions	(36)	(17)	—	(53)	(84)	(17)	—	(101)
Other(1)	—	(20)	(6)	(26)	—	(20)	(6)	(26)
Same store properties	413	371	239	1,023	351	371	235	957

(1) Includes eight land parcels, eight subleases and ten loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The tables below reflects the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
FFO Reconciliations:	2018	2018	2018	2018	2019	2019	2019
Net income attributable to common stockholders	$437,671	$154,432	$64,384	$101,763	$280,470	$137,762	$589,876
Depreciation and amortization	228,201	236,275	243,149	242,834	243,932	248,052	272,445
Impairment of assets	28,185	4,632	6,740	76,022	—	9,939	18,096
Loss (gain) on real estate dispositions, net	(338,184)	(10,755)	(24,723)	(41,913)	(167,409)	1,682	(570,250)
Noncontrolling interests	(16,353)	(17,692)	(17,498)	(17,650)	(17,760)	(18,889)	31,347
Unconsolidated entities	13,700	11,833	13,220	13,910	19,150	11,475	10,864
FFO	$353,220	$378,725	$285,272	$374,966	$358,383	$390,021	$352,378

Average diluted shares outstanding	373,257	373,075	374,487	380,002	393,452	406,673	406,891

Per diluted share data:
Net income attributable to common stockholders	$1.17	$0.41	$0.17	$0.27	$0.71	$0.34	$1.45
FFO	$0.95	$1.02	$0.76	$0.99	$0.91	$0.96	$0.87

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2018	2019
Net income attributable to common stockholders	$656,487	$1,008,108
Depreciation and amortization	707,625	764,429
Impairment of assets	39,557	28,035
Loss (gain) on real estate dispositions, net	(373,662)	(735,977)
Noncontrolling interests	(51,543)	(5,302)
Unconsolidated entities	38,753	41,489
FFO	$1,017,217	$1,100,782

Average diluted common shares outstanding:	373,638	402,412

Per diluted share data:
Net income attributable to common stockholders	$1.76	$2.51
FFO	$2.72	$2.74

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
EBITDA Reconciliations:	2018		2018		2018		2018		2019		2019		2019
Net income (loss)	$453,555		$167,273		$84,226		$124,696		$292,302		$150,040		$647,932
Interest expense	122,775		121,416		138,032		144,369		145,232		141,336		137,343
Income tax expense (benefit)	1,588		3,841		1,741		1,504		2,222		1,599		3,968
Depreciation and amortization	228,201		236,275		243,149		242,834		243,932		248,052		272,445
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688		$541,027		$1,061,688

Interest Coverage Ratio:
Interest expense	$122,775		$121,416		$138,032		$144,369		$145,232		$141,336		$137,343
Non-cash interest expense	(4,179)		(1,716)		(1,658)		(3,307)		(5,171)		(752)		(1,988)
Capitalized interest	2,336		2,100		1,921		1,548		2,327		3,929		4,148
Total interest	120,932		121,800		138,295		142,610		142,388		144,513		139,503
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688		$541,027		$1,061,688
Interest coverage ratio	6.67	x	4.34	x	3.38	x	3.60	x	4.80	x	3.74	x	7.61	x

Fixed Charge Coverage Ratio:
Total interest	$120,932		$121,800		$138,295		$142,610		$142,388		$144,513		$139,503
Secured debt principal payments	14,247		14,139		13,908		13,994		13,543		13,684		13,121
Preferred dividends	11,676		11,676		11,676		11,676		—		—		—
Total fixed charges	146,855		147,615		163,879		168,280		155,931		158,197		152,624
EBITDA	$806,119		$528,805		$467,148		$513,403		$683,688		$541,027		$1,061,688
Fixed charge coverage ratio	5.49	x	3.58	x	2.85	x	3.05	x	4.38	x	3.42	x	6.96	x

	Nine Months Ended
	September 30,		September 30,
EBITDA Reconciliations:	2018		2019
Net income (loss)	$705,054		$1,090,274
Interest expense	382,223		423,911
Income tax expense (benefit)	7,170		7,789
Depreciation and amortization	707,625		764,429
EBITDA	$1,802,072		$2,286,403

Interest Coverage Ratio:
Interest expense	$382,223		$423,911
Non-cash interest expense	(7,553)		(7,911)
Capitalized interest	6,357		10,404
Total interest	381,027		426,404
EBITDA	$1,802,072		$2,286,403
Interest coverage ratio	4.73	x	5.36	x

Fixed Charge Coverage Ratio:
Total interest	$381,027		$426,404
Secured debt principal payments	42,294		40,348
Preferred dividends	35,028		—
Total fixed charges	458,349		466,752
EBITDA	$1,802,072		$2,286,403
Fixed charge coverage ratio	3.93	x	4.90	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	March 31,		June 30,		September 30,		December 31,		March 31,		June 30,		September 30,
Adjusted EBITDA Reconciliations:	2018		2018		2018		2018		2019		2019		2019
Net income	$656,551		$620,384		$615,311		$829,750		$668,497		$651,264		$1,214,970
Interest expense	488,800		493,986		509,440		526,592		549,049		568,969		568,280
Income tax expense (benefit)	19,471		31,761		32,833		8,674		9,308		7,066		9,293
Depreciation and amortization	921,645		933,072		946,083		950,459		966,190		977,967		1,007,263
EBITDA	2,086,467		2,079,203		2,103,667		2,315,475		2,193,044		2,205,266		2,799,806
Loss (income) from unconsolidated entities	62,448		57,221		60,285		641		7,411		17,709		14,791
Stock-based compensation expense(1)	25,753		26,158		25,443		27,646		23,618		26,113		25,347
Loss (gain) on extinguishment of debt, net	17,593		12,377		16,415		16,097		20,109		19,810		81,596
Loss (gain) on real estate dispositions, net	(438,342)		(406,942)		(430,043)		(415,575)		(244,800)		(232,363)		(777,890)
Impairment of assets	141,637		132,638		139,378		115,579		87,394		92,701		104,057
Provision for loan losses	62,966		62,966		62,966		—		18,690		18,690		18,690
Loss (gain) on derivatives and financial instruments, net	(6,113)		(14,309)		(5,642)		(4,016)		670		10,043		2,296
Other expenses(1)	167,524		171,243		161,655		111,990		117,942		126,994		45,512
Additional other income	—		(10,805)		(10,805)		(14,832)		(14,832)		(4,027)		(4,027)
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246		$2,280,936		$2,310,178

Adjusted Fixed Charge Coverage Ratio:
Interest expense	$488,800		$493,986		$509,440		$526,592		$549,049		$568,969		$568,280
Capitalized interest	11,696		10,437		9,813		7,905		7,896		9,725		11,952
Non-cash interest expense	(12,858)		(11,628)		(10,087)		(10,860)		(11,852)		(10,888)		(11,218)
Total interest	487,638		492,795		509,166		523,637		545,093		567,806		569,014
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246		$2,280,936		$2,310,178
Adjusted interest coverage ratio	4.35	x	4.28	x	4.17	x	4.11	x	4.05	x	4.02	x	4.06	x

Total interest	$487,638		$492,795		$509,166		$523,637		$545,093		$567,806		$569,014
Secured debt principal payments	62,077		60,258		58,866		56,288		55,584		55,129		54,342
Preferred dividends	46,707		46,704		46,704		46,704		35,028		23,352		11,676
Total fixed charges	596,422		599,757		614,736		626,629		635,705		646,287		635,032
Adjusted EBITDA	$2,119,933		$2,109,750		$2,123,319		$2,153,005		$2,209,246		$2,280,936		$2,310,178
Adjusted fixed charge coverage ratio	3.55	x	3.52	x	3.45	x	3.44	x	3.48	x	3.53	x	3.64	x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2018	2018	2018	2018	2019	2019	2019
Book capitalization:
Unsecured credit facility and commercial paper	$865,000	$540,000	$1,312,000	$1,147,000	$419,293	$1,869,188	$1,334,586
Long-term debt obligations(1)	10,484,840	10,895,559	12,192,060	12,150,144	12,371,729	13,390,344	12,463,680
Cash & cash equivalents(2)	(202,824)	(215,120)	(191,199)	(215,376)	(249,127)	(268,666)	(265,788)
Total net debt	11,147,016	11,220,439	13,312,861	13,081,768	12,541,895	14,990,866	13,532,478
Total equity and noncontrolling interests(3)	15,448,201	15,198,644	15,670,065	16,010,645	16,498,376	16,452,806	16,696,070
Book capitalization	$26,595,217	$26,419,083	$28,982,926	$29,092,413	$29,040,271	$31,443,672	$30,228,548
Net debt to book capitalization ratio	42%	42%	46%	45%	43%	48%	45%

Undepreciated book capitalization:
Total net debt	$11,147,016	$11,220,439	$13,312,861	$13,081,768	$12,541,895	$14,990,866	$13,532,478
Accumulated depreciation and amortization	4,990,780	5,113,928	5,394,274	5,499,958	5,670,111	5,539,435	5,769,843
Total equity and noncontrolling interests(3)	15,448,201	15,198,644	15,670,065	16,010,645	16,498,376	16,452,806	16,696,070
Undepreciated book capitalization	$31,585,997	$31,533,011	$34,377,200	$34,592,371	$34,710,382	$36,983,107	$35,998,391
Net debt to undepreciated book capitalization ratio	35%	36%	39%	38%	36%	41%	38%

Market capitalization:
Common shares outstanding	371,971	372,030	375,577	383,675	403,740	405,254	405,758
Period end share price	$54.43	$62.69	$64.32	$69.41	$77.60	$81.53	$90.65
Common equity market capitalization	$20,246,382	$23,322,561	$24,157,113	$26,630,882	$31,330,224	$33,040,359	$36,781,963
Total net debt	11,147,016	11,220,439	13,312,861	13,081,768	12,541,895	14,990,866	13,532,478
Noncontrolling interests(3)	889,766	856,721	1,362,380	1,378,311	1,419,885	1,458,351	1,430,005
Preferred stock	718,498	718,498	718,498	718,498	—	—	—
Enterprise value	$33,001,662	$36,118,219	$39,550,852	$41,809,459	$45,292,004	$49,489,576	$51,744,446
Net debt to market capitalization ratio	34%	31%	34%	31%	28%	30%	26%

(1) Amounts include senior unsecured notes, secured debt and lease liabilities related to financing leases, as reflected on our Consolidated Balance Sheet. Operating lease liabilities related to the ASC 842 adoption are excluded.

(2) Inclusive of IRC Section 1031 deposits, if any.
(3) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests as reflected on our Consolidated Balance Sheet.

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
A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed rate debt instruments whereby we modeled the change in net present values arising from a

Item 3. Quantitative and Qualitative Disclosures About Market Risk

hypothetical 1% increase in interest rates to determine the instruments’ change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

	September 30, 2019		December 31, 2018
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$9,118,526	$(706,397)	$9,009,159	$(548,558)
Secured debt	1,484,713	(56,110)	1,639,983	(59,522)
Totals	$10,603,239	$(762,507)	$10,649,142	$(608,080)
Our variable rate debt, including our unsecured revolving credit facility and Commercial Paper Program, is reflected at fair value. At September 30, 2019, we had $3,188,052,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $31,881,000. At December 31, 2018, we had $2,683,553,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $26,836,000.
     We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2019, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $11,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2019		December 31, 2018
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$116,853	$10,663	$23,620	$16,163
Debt designated as hedges	1,480,775	14,808	1,559,159	15,592
Totals	$1,597,628	$25,471	$1,582,779	$31,755
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	—	$—
August 1, 2019 through August 31, 2019	42,138	81.77
September 1, 2019 through September 30, 2019	15,267	88.81
Totals	57,405	$83.64
(1) During the three months ended September 30, 2019, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.

(2) No shares were purchased as part of publicly announced plans or programs.

Item 5. Other Information
None.

Item 6. Exhibits

4.1
Supplemental Indenture No. 16, dated as of August 19, 2019 between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the SEC as Exhibit 4.3 to the Company's 8-K filed August 19, 2019 and incorporated by reference herein).

10.1	Settlement Agreement by and between John A. Goodey and Welltower Inc. *
10.2	2019 Non-Qualified Deferred Compensation Plan. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chairman and Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	October 30, 2019	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	October 30, 2019	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

Date:	October 30, 2019	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Senior Vice President & Controller (Principal Accounting Officer)