Form 10-K
period 2019-12-31
WELLTOWER INC.
filed 2020-02-14
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
 Commission File Number 1-8923

WELLTOWER INC.
(Exact name of registrant as specified in its charter)

Delaware			34-1096634
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

4500 Dorr Street,	Toledo,	Ohio	43615
(Address of principal executive offices)			(Zip Code)

(419) 247-2800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	WELL	New York Stock Exchange
4.800% Notes due 2028	WELL28	New York Stock Exchange
4.500% Notes due 2034	WELL34	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $32,986,689,000.
As of January 31, 2020, the registrant had 410,331,441 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held April 30, 2020, are incorporated by reference into Part III.

WELLTOWER INC. AND SUBSIDIARIES
2019 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business
General
Welltower Inc. (NYSE:WELL), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience. Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing, post-acute communities and outpatient medical properties. More information is available on the Internet at www.welltower.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.
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
Portfolio of Properties
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2019.
Property Types
We invest in seniors housing and health care real estate and evaluate our business through three reportable segments: Seniors Housing Operating, Triple-net and Outpatient Medical. For additional information regarding our segments, please see Note 18 to our consolidated financial statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to our consolidated financial statements. The following is a summary of our various property types.
Seniors Housing Operating
Our seniors housing operating properties include seniors apartments, independent living and independent supportive living, continuing care retirement communities, assisted living, Alzheimer's/dementia care and include care homes with or without nursing (U.K.), which assist with activities of daily living that preserve a person's mobility and social systems to promote cognitive engagement. Our properties include stand-alone properties that provide one level of service, combination properties that provide multiple levels of service and communities or campuses that provide a wide range of services. Properties are primarily held in joint venture entities with operating partners. We utilize the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).
Seniors Apartments Seniors apartments refer to age-restricted multi-unit housing with self-contained living units for older adults, usually aged 55+ who are able to care for themselves. Seniors apartments generally do not offer other additional services such as meals or transportation.
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
Our Seniors Housing Operating segment accounted for 67%, 69% and 65% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had relationships with 25 operators to manage our seniors housing operating properties. In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract. We rely on our partners to effectively and efficiently manage these properties. For the year ended December 31, 2019, our relationship with Sunrise Senior Living accounted for approximately 35% of our Seniors Housing Operating segment revenues and 24% of our total revenues.
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
Our Triple-net segment accounted for 19%, 19% and 22% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, our revenues related to our relationship with ProMedica Health System ("ProMedica") accounted for approximately 22% of our Triple-net segment revenues and 4% of total revenues. As of December 31, 2019, our relationship with ProMedica was comprised of a master lease for 218 properties owned by a joint venture landlord of which we own 80%. In addition to rent, the master lease requires ProMedica to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases. All obligations under the master lease have been guaranteed by ProMedica. For the year ended December 31, 2019, our revenues related to our relationship with Genesis HealthCare (“Genesis”) accounted for approximately 14% of our Triple-net segment revenues and 3% of our total revenues. As of December 31, 2019, our relationship with Genesis was comprised of a master lease for 54 properties owned 100% by us, six loans with a net balance of $296 million, approximately 9.5 million shares of GEN Series A common stock (representing approximately 9% of total GEN common stock) and a 25% ownership stake in an unconsolidated joint venture that includes a master lease for 28 properties operated by Genesis. In addition to rent, the master lease requires Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases. All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, a subsidiary of Genesis.
Outpatient Medical
Outpatient Medical Buildings  Demand for outpatient medical services is growing as more procedures are performed safely and efficiently outside the hospital setting. State-of-the-art outpatient centers are needed in accessible, consumer-friendly locations. Our portfolio of outpatient medical buildings is an integral part of creating health care provider connectivity in local markets and generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Approximately 94% of our outpatient medical building portfolio is affiliated with health systems (buildings directly on hospital campuses or with tenants that are satellite locations for the health system and its physicians). We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management. Our Outpatient Medical segment accounted for 13%, 12% and 13% of total revenues for each of the years ended December 31, 2019, 2018 and 2017, respectively. No single tenant exceeds 20% of segment revenues.

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
At December 31, 2019, approximately 95% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. We believe this bundling feature benefits us because the tenant cannot limit the purchase or renewal to better performing properties and terminate the leasing arrangement with respect to poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts. In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.
Our outpatient medical portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2019, 77% of our portfolio included leases with full pass through, 20% with a partial expense reimbursement (modified gross) and 3% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of seven years at December 31, 2019 and are often credit enhanced by security deposits, guarantees and/or letters of credit.
Construction  We provide for the construction of properties for tenants primarily as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guarantees. At December 31, 2019, we had outstanding construction investments of $507,931,000 and were committed to provide additional funds of approximately $446,633,000 to complete construction for investment properties. We also provide for construction loans which, depending on the terms and conditions, could be treated as loans, real property or investments in unconsolidated entities.

Loans  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees. Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in the related properties, corporate guarantees and/or personal guarantees. Non real estate loans are generally corporate loans with no real estate backing. At December 31, 2019, we had outstanding loans, net of allowances, of $607,236,000 with an interest yield of approximately 8.0% per annum. Our yield on loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The loans outstanding at December 31, 2019 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term.
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
In Substance Real Estate Additionally, we provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments, accounted for using the equity method, and are presented as investments in unconsolidated entities. We have made loans totaling $165,193,000 related to seven properties as of December 31, 2019, which are classified as in substance real estate investments.
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
Environmental, Social and Governance
Environmental, Social and Governance ("ESG") Approach Our corporate responsibility and sustainability strategy is focused on adopting the best ESG practices across our business and we have been recognized for our leadership in this space, including over the past year:

•	Named to Fortune's World's Most Admired Companies List;

•	Named to top quintile of Newsweek's inaugural America's Most Responsible Companies list;

•	Named to Corporate Responsibility Magazine's 20th Annual 100 Best Corporate Citizens ranking;

•	Named to Dow Jones Sustainability World Index for the second consecutive year and to the Dow Jones Sustainability North American Index for the fourth consecutive year;

•	Named Energy Star Partner of the Year for the first time;

•	Designated as GRESB Green Star for sustainability performance for the fifth consecutive year;

•	Named to the Bloomberg Gender-Equality Index;

•	Achieved ISS-ESG Prime status; and

•	Garnered highest environmental and social quality score ratings by ISS.
Environmental We strive to reduce our environmental impact by increasing energy and water efficiency, reducing greenhouse gas emissions, investing in projects that reduce energy and water consumption that meet our rate of return thresholds and focusing on the environmental aspects within our supply chain. We have comprehensive employee, tenant and vendor engagement programs in place focused on operational strategies to drive energy and water efficiency. In our medical office building portfolio, we have transitioned to a standard green lease, which aligns tenant and landlord interests on energy and water efficiency, and as of the end of 2018 have executed over 405,000 square feet of green leases. We seek to increase our consumption of green and renewable energy where possible and have consumed over 32,000 MWh of renewable electricity, an increase of over 6,000 MWh versus the previous year. We are actively pursuing LEED or BREEAM certification for over 200,000 square feet of our new developments and have 12 BREEAM, 78 ENERGY STAR, 25 IREM, 12 LEED and 63 Welltower Green Arrow property certifications across our portfolio. Additionally, 100% of our control boundary, comprised of our managed outpatient medical portfolio, is benchmarked in EPA ENERGY STAR Portfolio Manager and we are constantly working to add to that number.

Year(1)	Total energy consumption in control boundary (MWh)(2)	Control boundary energy use intensity (kWH/square feet)	Like-for-like change in energy consumption within control boundary(3)	Percent renewable energy consumed within control boundary(4)
2018	300,094	26.20	(1)%	10.82%
2017	302,001	26.37	n/a	8.76%
2016	360,342	22.82	n/a	n/a

Year(1)	Control boundary water consumption (kgal)(2)	Water use intensity (gallons/square feet)	Like-for-like change in water consumption within control boundary(3)
2018	293,609	25.6	(3.40)%
2017	303,616	26.5	0.38%
2016	337,081	26.4	n/a
(1) Full 2019 calendar year energy and water data is not available until March 2020. 2018 is the most recent year for which fill energy and water is available and externally verified.
(2) Our control boundary refers to its managed medical office building portfolio. Energy and water data reported is reflective of control boundary energy and water consumption.
(3) Like-for-like change in energy consumption within control boundary is not available prior to 2017 due to a change in energy consumption methodology. 2017 represents the first year where tenant data is included in our sustainability performance metrics. Like-for-like change in water consumption within control boundary is not available prior to 2017 due to lack of available data.
(4) Renewable energy consumption data within control boundary is not available prior to 2017 due to lack of data. The data represent on-site and off-site renewable energy generated and consumed by properties within our control boundary.
We understand that as we continue to make our operations and buildings more sustainable, we also have a responsibility to look towards our supply chain and the effect of our purchasing decisions. Welltower created a Supplier Code of Conduct that is generally integrated into our standard contract to help ensure our suppliers abide by Welltower's ethical standards. We also developed a Supplier Sustainability Survey that was delivered to our highest spend national accounts. Additionally, we partner with suppliers that offer take back programs for their products, look for the ENERGY STAR label when purchasing eligible items, seek to purchase office supply products that contain recycled content and purchase paper products that are either Forest Stewardship Council or Sustainable forestry initiative certified.
Social We have a number of social initiatives in place that are focused on fostering a more diverse workforce, giving back to our communities and ensuring the health and wellbeing of our employees, tenants and residents. Over the past five years, since we began reporting the impact of our charitable contributions through programs such as the Welltower Foundation, we have donated over $40 million to charitable initiatives related to aging, health care, education and the arts.
We value and are committed to our employees. In addition to enacting progressive recruitment and development programs, we have reinforced our already strong commitment to diversity and inclusion with the creation of a Diversity Council, which together with other employee initiatives, supports our efforts to compete for and foster talent in a changing workforce.
Governance We announced changes and appointments to our Board of Directors, resulting in 75% of our independent director positions being held by minorities and women as of December 31, 2019. We continue to bolster our commitment to transparency and published our 7th consecutive Annual Corporate Social Responsibility Report in accordance with Global Reporting Initiative Standards. Additionally, we also improved our already high Dow Jones Sustainability Index, GRESB, ISS and ISS-ESG scores through enhanced tracking and reporting.
Employees  As of January 31, 2020, we had 443 employees.
Credit Concentrations  Please see Note 9 to our consolidated financial statements.
Geographic Concentrations  Please see “Item 2 – Properties” below and Note 18 to our consolidated financial statements.
Certain Government Regulations
United States
Health Law Matters — Generally
Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs, and these facilities are subject to extensive regulation, including federal and state laws covering the type and quality of medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the federal Anti-Kickback Statute (“AKS”), the federal Stark Law (“Stark Law”), and the federal False Claims Act (“FCA”), as well as comparable state laws. Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards, as well as other conditions of participation in federal and state government programs such as Medicare and Medicaid. Further, operators of long-term care facilities are required to have in place compliance and ethics programs that meet the requirements of federal laws and regulations. Our tenants’ failure to comply with applicable laws and regulations could result in, among other things: loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility. See risk factors “The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us” and “Our operators’ or tenants’ failure to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us” in “Item 1A – Risk Factors” below. Moreover, in light of certain arrangements that Welltower may pursue with healthcare entities who are directly subject to laws and regulations pertaining to health care fraud and abuse, and given that certain of our arrangements are structured under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"), certain health care fraud and abuse laws and data privacy laws could apply directly to Welltower. See risk factor "We assume operational and legal risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business results of operations, and financial condition" in "Item 1A - Risk Factors" below.
Licensing and Certification
The primary regulations that affect long-term and post-acute care facilities are state licensing and registration laws. For example, certain health care facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility or (5) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator.
With respect to licensure, generally our long-term/post-acute care facilities are required to be licensed and certified for participation in Medicare, Medicaid and other federal and state health care programs. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property. In addition, if a property is found to be out of compliance with Medicare, Medicaid or other federal or state health care program conditions of participation, the property operator may be excluded from participating in those government health care programs.
Reimbursement
The reimbursement methodologies applied to health care facilities continue to evolve. Federal and state authorities have considered and implemented and may continue seeking to implement new or modified reimbursement methodologies, including value-based reimbursement methodologies that may negatively impact health care property operations. Likewise, third-party payors may continue imposing greater controls on operators, including through changes in reimbursement rates and fee structures. The impact of any such changes, if implemented, may result in a material adverse effect on our portfolio. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government health care program are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses.

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

•
Long-Term/Post-Acute Care Facilities  The majority of the revenues received by the operators of these facilities are from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors. Consequently, changes in federal or state reimbursement policies may adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Long-term/post-acute care facilities are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements or to cover settlements made to payors.

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

•
Health Reform Laws  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”) dramatically altered how health care is delivered and reimbursed in the U.S. and contained various provisions, including Medicaid expansion and the establishment of Health Insurance Exchanges (“HIEs”) providing subsidized health insurance, that may directly impact us or the operators and tenants of our properties. The status of the Health Reform Laws may be subject to change as a result of political, legislative, regulatory and administrative developments and judicial proceedings. While legislative attempts to completely repeal the Health Reform Laws have been unsuccessful to date, there have been multiple attempts to repeal or amend the Health Reform Laws through legislative action and legal challenges. Since taking office, President Trump and the current U.S. Congress have sought to modify, repeal or otherwise invalidate all or portions of the Health Reform Laws. For example, in December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act, which included a provision that eliminates the penalty under the Health Reform Laws’ individual mandate, effective in 2019, and could impact the future state of the HIEs established by the Health Reform Laws. In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and could not be severed from the Health Reform Laws. As a result, the court ruled the remaining provisions of the Health Reform Laws were also invalid, though the court declined to issue a preliminary injunction with respect to the Health Reform Laws. In December 2019, the Fifth Circuit Court of Appeals agreed that the individual mandate was unconstitutional, but remanded the case back to the district court to reassess how much of the Health Reform Laws would be damaged without the individual mandate provision, and if the individual mandate could indeed be severed. In January 2020, 21 state Attorney Generals urged the Supreme Court of the United States to decide whether or not the Health Reform Laws should be struck down as unconstitutional, claiming that the Fifth Circuit erroneously remanded the case to the Texas district court. The House of Representatives filed a similar petition and motion to expedite. This litigation is still ongoing, but places great uncertainty upon the longevity and nature of the Health Reform Laws moving forward. There is still uncertainty with respect to the additional impact President Trump’s Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.

Fraud & Abuse Enforcement
Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws, such as the AKS and Stark Law, prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government health care programs. Other government health program laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Our operators and tenants that receive payments from federal health care programs, such as Medicare and Medicaid, are subject to substantial financial penalties under the Civil Monetary Penalties Act and the FCA upon a finding of noncompliance with such laws. In addition, states may also have separate false claims acts, which, among other things, generally prohibit health care providers from filing false claims or making false statements to receive payments. Federal and state FCAs contain "whistleblower" provisions that permit private individuals to bring health care fraud enforcement claims on behalf of the government. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, exclusion from any government health care program, damage assessments and imprisonment. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government health care programs. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations and audits by the federal and state agencies that oversee these laws and regulations.
Prosecutions, investigations or whistleblower actions could have a material adverse effect on a property operator’s liquidity, financial condition, and operations, which could adversely affect the ability of the operator to meet its financial obligations to us. In addition, government investigations and enforcement actions brought against the health care industry have increased dramatically over the past several years and are expected to continue. The costs for an operator of a health care property associated with both defending such enforcement actions and the undertakings in settling these actions can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us. In addition, Welltower could potentially be directly subject to these health care fraud and abuse laws, as well as potential investigation or enforcement, as a result of our RIDEA-structured arrangements, and certain collaboration or other arrangements we may pursue with stakeholders who are directly subject to these laws.
Federal and State Data Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of personal information, including individually identifiable health information. Violations of these laws may result in substantial civil and/or criminal fines and penalties. The costs to the business or for an operator of a health care property associated with developing and maintaining programs and systems to comply with data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines, can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Finally, data privacy and security laws and regulations continue to develop, including with regard to HIPAA and U.S. state privacy laws such as the California Consumer Privacy Act. These developments may add potential uncertainty towards compliance obligations, business operations or transactions that depend on data. These new privacy laws may create restrictions or requirements in our, operators and other business partner's use, sharing and securing of data. New privacy and security laws further could require substantial investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations.
United Kingdom
In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations. This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, amongst other things, that all persons carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws currently take the form of the U.K.’s Data Protection Act 2018 and the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) among other laws. The Data Protection Act and the GDPR impose a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. Entities incorporated in or carrying on a business in the U.K., as well as individuals residing in the U.K., are also subject to the U.K. Bribery Act 2010. The U.K. has national minimum wage legislation with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years. The national minimum wage is set to increase in April 2020.
The U.K. exited from the EU (“Brexit”) on January 31, 2020. U.K. There will be a transition period until the end of 2020 during which time the U.K. will continue to abide by all EU rules while it seeks to negotiate its relationship with the EU, which would include inter alia the regulation and import of medicines. Further, the impact of Brexit on the health and care workforce will depend on future migration policy and the barriers or incentives to live in the U.K. Until the terms of the withdrawal are finally determined we cannot predict the impact of Brexit on U.K. regulations.
Canada
Senior living residences in Canada are provincially regulated. Within each province, there are different categories for senior living residences that are generally based on the level of care sought and/or required by a resident (e.g. assisted or retirement living, senior living residences, residential care, long-term care). In some of these categories and depending on the province, residences may be government funded, or the individual residents may be eligible for a government subsidy, while other residences are exclusively private-pay. The governing legislation and regulations vary by province, but generally the object of the laws is to set licensing requirements and minimum standards for senior living residences, and regulate operations. These laws empower regulators in each province to take a variety of steps to ensure compliance, conduct inspections, issue reports and generally regulate the industry.

Our operations in Canada are subject to privacy legislation, including, in certain provinces, privacy laws specifically related to personal health information. Although the obligations of senior living residences in the various provinces differ, they all include the obligation to protect personal information. Under some of these laws, notification to the regulator in the event of an actual or suspected privacy breach is mandatory. The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts. Senior living residences may also be subject to laws pertaining to residential tenancy, provincial and/or municipal laws applicable to fire safety, food services, zoning, occupational health and safety, public health and the provision of community health care and funded long-term/post-acute care.
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
This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other foreign tax consequences. This summary is based on current U.S. federal income tax laws. A discussion of the potential implications to the Company of the Tax Act is provided at the end of this summary below. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary. Before you purchase our securities, you should consult your own tax advisor regarding the particular U.S. federal, state, local, foreign and other tax consequences of acquiring, owning and selling our securities.
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

If we acquire any assets from a corporation, which is or has been a “C” corporation, in a carryover basis transaction (including where a “C” corporation elects REIT status), we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level U.S. federal income tax. If we recognize gain on the disposition of the assets during the five-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (e.g., the excess of the fair market value of the asset over the adjusted tax basis of the asset, in each case determined as of the beginning of the five-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the “C” corporation did not make and was not treated as making an election to treat the built-in gain assets as sold to an unrelated party. For those properties that are subject to the built-in gains tax, the potential amount of built-in gains tax will be an additional factor when considering a possible sale of the properties within the five-year period beginning on the date on which the properties were acquired by us. See Note 19 to our consolidated financial statements for additional information regarding the built-in gains tax.
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
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for certain relief provisions provided by the Internal Revenue Code. These relief provisions generally will be available if (1) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income, and (2) the failure to meet such tests was due to reasonable cause and not due to willful neglect. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (1) the gross income attributable to (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% income test and (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% income test, multiplied by (2) a fraction intended to reflect our profitability. The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify under the 75% and 95% gross income tests and to exclude items from the measure of gross income for such purposes.
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
If a REIT or its “qualified business unit” uses a foreign currency as its functional currency, the term “cash” includes such foreign currency, but only to the extent such foreign currency is (i) held for use in the normal course of the activities of the REIT or “qualified business unit” which give rise to items of income or gain that are included in the 95% and 75% gross income tests or are directly related to acquiring or holding assets qualifying under the 75% asset test, and (ii) not held in connection with dealing or engaging in substantial and regular trading in securities.
With respect to corrections of failures as to violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation due to the ownership of assets that do not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the assets. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the Internal Revenue Service that describes the non-qualifying assets.

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
Annual Distribution Requirements  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Prior to 2014, with respect to all REITs the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”). Beginning in tax years after 2014, the preferential dividend rule no longer applies to publicly offered REITs, however, the rule is still applicable to other entities taxed as REITs, which would include several of our subsidiaries. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2019. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A - Risk Factors.”
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

•	a citizen or resident of the United States;

•	an entity classified as a corporation or partnership, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

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
Generally, the current maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 20%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to U.S. federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum U.S. federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other taxable REIT subsidiaries; (2) income from the prior year with respect to which we were required to pay U.S. federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits distributed by us and accumulated in a non-REIT year.
Although the preferential 20% rate on qualified dividends is generally not applicable to dividends to our shareholders, the Internal Revenue Code provides for a deduction from income for individuals, trusts and estates for 20% of taxable REIT dividends not eligible for the preferential rate, excluding capital gain dividends. This deduction is not taken into account for purposes of determining the 3.8% tax on net investment income (described below) and, unlike the preferential rate, expires after 2025.
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
Any capital gain dividend with respect to any class of stock that is “regularly traded” on an established securities market will be treated as an ordinary dividend if the foreign stockholder did not own more than 10% of such class of stock at any time during the taxable year. Foreign stockholders generally will not be required to report distributions received from us on U.S. federal income tax returns and all distributions received by such stockholders treated as dividends for U.S. federal income tax purposes (including any such capital gain dividends) will be subject to a 30% U.S. withholding tax (unless reduced under an applicable income tax treaty) as discussed above. In addition, the branch profits tax will not apply to such distributions.
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

Backup withholding tax and information reporting will generally not apply to distributions paid to you outside the United States that are treated as: (1) dividends to which the 30% or lower treaty rate withholding tax discussed above applies; (2) capital gains dividends; or (3) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. Payment of the proceeds of a sale of stock within the United States or conducted through certain U.S. related financial intermediaries is subject to both backup withholding and information reporting unless the beneficial owner certifies under penalties of perjury that he or she is not a U.S. person (and the payor does not have actual knowledge that the beneficial owner is a U.S. person) or otherwise establishes an exemption. You may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.
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
Backup Withholding and Information Reporting  In general, “backup withholding” may apply to any payments made to you of principal and interest on your note, and to the payment of the proceeds of a sale or other disposition of your note before maturity, if you are a non-corporate U.S. holder and: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the Internal Revenue Service that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the Internal Revenue Service has not notified you that you are subject to backup withholding.
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
The gross proceeds from the disposition of your notes may be subject to information reporting and backup withholding tax. If you sell your notes outside the United States through a non-U.S. office of a non-U.S. broker and the sales proceeds are paid to you outside the United States, then the U.S. backup withholding and information reporting requirements generally will not apply to that payment. However, U.S. information reporting, but not backup withholding, will apply to a payment of sales proceeds, even if that payment is made outside the United States, if you sell your notes through a non-U.S. office of a broker that has certain connections with the United States.
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
Because the U.S. generally maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. Longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving and could reduce the ability of our foreign subsidiaries to deduct for foreign tax purposes the interest they pay on loans from the Company, thereby increasing the foreign tax liability of the subsidiaries. It is also possible that foreign countries could increase their withholding taxes on dividends and interest. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes on our earnings and cash flow, but such changes could adversely impact our financial results.
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
Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from our expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to:

•	the status of the economy;

•	the status of capital markets, including availability and cost of capital;

•	uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark;

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
Item 1A. Risk Factors
This section highlights significant factors, events and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, ability to pay dividends and stock price. These risk factors do not identify all risks that we face: our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. We group these risk factors into three categories:

•	Risks arising from our business;

•	Risks arising from our capital structure; and

•	Risks arising from our status as a REIT.

Risks Arising from Our Business
Our investments in and acquisitions of health care and seniors housing properties may be unsuccessful or fail to meet our expectations
We are exposed to the risk that some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of seniors housing and health care properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Health care properties are often highly customizable and the development or redevelopment of such properties may require costly tenant-specific improvements. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition. Acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office and unfamiliarity with local governmental and permitting procedures. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities.
Acquired properties may expose us to unknown liability
We may acquire properties or invest in joint ventures that own properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include: liabilities for clean up of undisclosed environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors and others indemnified by the former owners of the properties.
Competition for acquisitions may result in increased prices for properties
We may face competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors. This competition may adversely affect us by subjecting us to the following risks: we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors and, even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.
Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet their obligations, and disputes between us and our partners
We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such dispute and could have an adverse impact on the operations and profitability of the joint venture; that our partner may be in a position to take action or withhold consent contrary to our instructions or requests; and that our joint venture partners may be structured differently than us for tax purposes, which could create conflicts of interest and risks to our REIT status. In some instances, we and/or our partner may have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, acquire our partner’s interest or sell the underlying asset at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. On the other hand, our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited and/or valued lower than fair market value. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.

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
We assume operational and legal risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business, results of operations and financial condition
We have entered into various joint ventures that were structured under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), which permits REITs to own or partially own “qualified health care properties” in a structure through which we can participate directly in the cash flow of the properties’ operations (as compared to receiving only contractual rent payments) in compliance with REIT requirements. A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients.
Under a RIDEA structure, we are required to rely on our operator to manage and operate the property, including complying with laws and providing resident care. However, as the owner of the property under a RIDEA structure, we are responsible for operational and legal risks and liabilities of the property, including, but not limited to, those relating to employment matters of our operators, compliance with health care fraud and abuse and other laws, governmental reimbursement matters, compliance with federal, state, local and industry-related licensure, certification and inspection laws, regulations, and standards, and litigation involving our properties or residents/patients, even though we have limited ability to control or influence our operators’ management of these risks. Further, our taxable REIT subsidiary (“TRS”) is generally required to hold the applicable health care license and enroll in the applicable government health care programs (e.g., Medicare and Medicaid), which subjects us to potential liability under various health care regulatory laws. Penalties for failure to comply with applicable laws may include loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government health care programs (e.g., Medicare and Medicaid), administrative sanctions and civil monetary penalties. Although we have some general oversight approval rights and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property, including clinical decision-making, we rely on them to operate the properties in compliance with a manner that complies with applicable law.
Decreases in our operators’ revenues or increases in our operators’ expenses could affect our operators’ ability to make payments to us
We have very limited control over the success or failure of our operators' businesses and, at any time, an operator may experience a downturn in its business that weakens its financial condition. Our operators’ revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses for these facilities are primarily driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our operators. To the extent that any decrease in revenues and/or any increase in operating expenses result in a property not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results. These risks are magnified where we lease multiple properties to a single operator under a master lease, as an operator failure or default under a master lease would expose us to these risks across multiple properties. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
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
The insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors may adversely affect our business, results of operations and financial condition
We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors may not be able to meet the rent, principal and interest or other payments due us, which may result in a tenant, operator, borrower, manager or other obligor bankruptcy or insolvency, or that a tenant, operator, borrower, manager or other obligor might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, and our loans provide us with the right to terminate any funding obligation, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, borrower, manager or other obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and interest in the case of a loan, and to exercise other rights and remedies. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some instances, we have terminated our lease with a tenant and relet the property to another tenant. In some of those situations, we have provided working capital loans to and limited indemnification of the new obligor. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator's financial condition and insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.
We may not be able to timely reinvest our sale proceeds on terms acceptable to us
From time to time, we will have cash available from the proceeds of sales of our securities, principal payments on our loans receivable or the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. In order to maintain current revenues and continue generating attractive returns, we expect to reinvest these proceeds in a timely manner. We compete for real estate investments with a broad variety of potential investors, including other health care REITs, real estate partnerships, health care providers, health care lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us.
The properties managed by Sunrise Senior Living, LLC (“Sunrise”) account for a significant portion of our revenues and net operating income and any adverse developments in its business or financial condition could adversely affect us
As of December 31, 2019, Sunrise managed 165 of our Seniors Housing Operating properties. These properties account for a significant portion of our revenues and net operating income. Although we have various rights as the property owner under our management agreements, we rely on Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our Seniors Housing Operating properties efficiently and effectively. We also rely on Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations. Any adverse developments in Sunrise’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect our business, results of operations, and financial condition. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our Seniors Housing Operating properties. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise to enhance its pay and benefits packages to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Sunrise to attract and retain qualified personnel, or significant changes in Sunrise’s senior management or equity ownership could adversely affect the income we receive from our Seniors Housing Operating properties and have a material adverse effect on us. Also, if Sunrise experiences any significant financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other things, acceleration of its indebtedness, impairment of its continued access to capital or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, which, in turn, could adversely affect our business, results of operations and financial condition. If we determine to sell or transition additional properties currently managed by Sunrise, we may experience operational challenges and/or significantly declining financial performance for those properties. See Note 9 to our consolidated financial statements for additional information.
We depend on ProMedica Health System ("ProMedica") and Genesis HealthCare (“Genesis”) for a significant portion of our revenues and any failure, inability or unwillingness by them to satisfy obligations under their agreements with us could adversely affect us
The properties we lease to ProMedica and Genesis account for a significant portion of our revenues, and because these leases are triple-net leases, we also depend on ProMedica and Genesis to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that ProMedica and Genesis will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any failure, inability or unwillingness by ProMedica and Genesis to do so could have an adverse effect on our business, results of operations and financial condition. ProMedica and Genesis have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that ProMedica and Genesis will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations. ProMedica and Genesis's failure to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputations and their ability to attract and retain patients and residents in our properties, which, in turn, could adversely affect our business, results of operations and financial condition. Additionally, we have made real estate and other loans to Genesis and their operational or other failures could adversely impact their ability to repay these loans when due.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations
We have operations in the U.K. and Canada which represent 8.8% and 9.1% of total Welltower revenues, respectively. As of December 31, 2019, Revera managed 94 of our Seniors Housing Operating properties in Canada, representing a significant portion of our revenues, and also owned a controlling interest in Sunrise. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain recognized with respect to changes in exchange rates, which may not qualify under the 75% gross income test or the 95% gross income test required for us to satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; impact from international trade disputes and the associated impact on our tenants' supply chain and consumer spending levels; changes in foreign political, regulatory, and economic conditions (regionally, nationally and locally) including, but not limited to, continuing uncertainty surrounding the process of Brexit and the macroeconomic and regulatory effects of Brexit, including impacts on the U.K. real estate market; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in foreign countries; local businesses and cultural factors that differ from our usual standards and practices; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
The business and financial results of our operations located in the U.K. may be negatively impacted as a result of Brexit
The U.K.’s referendum on withdrawal from the EU in 2016 (commonly referred to as “Brexit”), and subsequent notification of the U.K.’s intention to withdraw from the EU given in March 2017, have adversely impacted global markets and foreign currencies. The terms governing the future relationship between the U.K. and the EU, as well as the legal and economic consequences of those terms, remain unclear, including with respect to the post-Brexit regulatory environment in the U.K. It is possible that the level of health care and other economic activity in the U.K. and the rest of Europe will be adversely impacted and that we will face increased regulatory and legal complexities in these regions which could have an adverse impact on the financial condition and results of operations of our properties in the U.K.
Moreover, the value of the British Pound Sterling incurred significant fluctuations. If the value of the British Pound Sterling continues to incur similar fluctuations, unfavorable exchange rate changes may negatively affect the value of our operations located in the U.K., as translated to our reporting currency, the U.S. Dollar, in accordance with U.S. GAAP, which may impact the revenue and earnings we report. Continued fluctuations in the British Pound Sterling may also result in the imposition of price adjustments by E.U.-based suppliers to our U.K. operations, as those suppliers seek to compensate for the changes in value of the British Pound Sterling as compared to the European Euro.

If our tenants do not renew their existing leases, or if we are required to sell properties for liquidity reasons, we may be unable to lease or sell the properties on favorable terms, or at all
We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times. If these leases are not renewed, we would be required to find other tenants to occupy those properties, or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Our competitors may offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge to retain customers when leases expire. In addition, our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms.
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
Our tenants, operators and managers may not have the necessary insurance coverage to insure adequately against losses
We maintain or require our tenants, operators and managers to maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in our industry and we frequently review our insurance programs and requirements. Our tenants, operators and manager may not be able to maintain adequate levels of insurance and required coverages. Also, we may not be able to require the same levels of insurance coverage under our lease, management and other agreements, which could adversely affect us in the event of a significant uninsured loss. We cannot make any guarantee as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants, operators and managers. Insurance may not be available at a reasonable cost in the future or policies may not be maintained at a level that will fully cover all losses on our properties upon the occurrence of a catastrophic event. This may be especially the case due to increases in property insurance costs. In addition, in recent years, long-term/post-acute care and seniors housing operators and managers have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. General and professional liability insurance coverage may be restricted or very costly, which may adversely affect the tenants’, operators’ and managers’ future operations, cash flows and financial conditions, and may have a material adverse effect on the tenants’, operators’ and managers’ ability to meet their obligations to us.
Our ownership of properties through ground leases exposes us to the loss of such properties upon breach or termination of the ground leases
We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional properties in the future through the purchase of interests in ground leases. Many of these ground leases impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. As the lessee under a ground lease, we are exposed to the possibility of losing the property upon termination of the ground lease or an earlier breach of the ground lease by us.
The requirements of, or changes to, governmental reimbursement programs, such as Medicare, Medicaid or government funding, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us
Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, government funding restrictions (at a program level or with respect to specific facilities), any lapse in Congressional funding of the Centers for Medicare and Medicaid Services and interruption or delays in payments due to any ongoing government investigations and audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Federal and state authorities may continue seeking to implement new or modified reimbursement methodologies that may negatively impact health care property operations. See “Item 1 - Business - Certain Government Regulations - United States - Reimbursement”

above for additional information. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us.
Since January 1, 2014, the Health Reform Laws have provided those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early January 2020, more than 70% of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants.
The status of the Health Reform Laws may be subject to change as a result of political, legislative, regulatory, and administrative developments and judicial proceedings. The current Presidential Administration and U.S. Congress have sought to and may continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Health Reform Laws, including Medicaid expansion. Since taking office, President Trump has continued to support the repeal of all or portions of the Health Reform Laws.  See “Item 1 — Business — Certain Government Regulations — United States — Reimbursement” above for additional information. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business, or that of our operators and tenants.
If controls imposed on certain of our tenants who provide health care services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay affect inpatient volumes at our health care facilities, the financial condition or results of operations of those tenants could be adversely affected
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect certain of our health care facilities, specifically our acute care hospitals and post-acute facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressures to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide health care services in our hospitals and post-acute facilities. If so, this could adversely affect these tenants’ ability and willingness to comply with the terms of their leases with us and/or renew those leases upon expiration, which could have a material adverse effect on us.
Our operators’ or tenants’ failure to comply with federal, state, province, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us
Our operators and tenants generally are subject to or impacted by varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other health care communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants, and similar foreign laws regulating the health care industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, civil liability, and in certain limited instances, criminal penalties, loss of license, closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. In addition, we may be directly subject to certain health care fraud and abuse laws and data privacy laws, as well as potential investigation or enforcement, as a result of our RIDEA-structured arrangements, and certain other arrangements we may pursue with healthcare entities who are directly subject to these laws. See “Item 1 - Business - Certain Government Regulations

- United States - Fraud & Abuse Enforcement” and “Item 1 - Business - Certain Government Regulations - United States - Health Care Matters - Generally” above.
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
In addition, we cannot assure you that future changes in government regulation will not adversely affect the health care industry, including our tenants and operators, nor can we be certain that our tenants and operators will achieve and maintain occupancy and rate levels or labor cost levels that will enable them to satisfy their obligations to us.
Changes in applicable tax regulations could negatively affect our financial results
We are subject to taxation in the U.S. and numerous foreign jurisdictions. Because the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. Longstanding international norms that determine each country’s jurisdiction to tax cross-border international trade are evolving and could reduce the ability of our foreign subsidiaries to deduct for foreign tax purposes the interest they pay on loans from us, thereby increasing the foreign tax liability of the subsidiaries; it is also possible that foreign countries could increase their withholding taxes on dividends and interest. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess the overall effect of such potential tax changes on our earnings and cash flow, but such changes could adversely impact our financial results.
Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition
From time to time, we are directly involved in legal proceedings, lawsuits and other claims. We also are named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators/tenants or managers in which such operators/tenants or managers have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses, significantly divert the attention of management, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.
Development, redevelopment and construction risks could affect our profitability
In connection with our renovation, redevelopment, development and related construction activities, we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. These factors could result in increased costs or our abandonment of these projects. In addition, we may not be able to obtain financing on favorable terms, which may render us unable to proceed with our development activities, and we may not be able to complete construction and lease-up of a property on schedule, which could result in increased debt service expense or construction costs. Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions. We may be unable to obtain financing with favorable terms, or at all, for the proposed development, which may cause us to delay or abandon an opportunity. Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.
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

New facilities that we construct often require a CON and license before they can be utilized by the operator for their intended use. The operator also may need to obtain Medicare and Medicaid certification and enter into Medicare and Medicaid provider agreements and/or third-party payor contracts. In the event that the operator is unable to obtain the necessary CON, licensure, certification, provider agreements or contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license or certification to operate the new facility and the necessary provider agreements or contracts or we find and contract with a new operator that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts.
We may experience losses caused by severe weather conditions, natural disasters or the physical effects of climate change, which could result in an increase of our or our tenants’ cost of insurance, unanticipated costs associated with evacuation, a decrease in our anticipated revenues or a significant loss of the capital we have invested in a property
We maintain or require our tenants to maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are appropriate given the relative risk and costs of such coverage, and we frequently review our insurance programs and requirements. However, a large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods, as well as the effects of climate change. We believe, given current industry practice and analysis prepared by outside consultants, that our and our tenants’ insurance coverage is appropriate to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornadoes, floods and other severe weather conditions and natural disasters, including the effects of climate change. Nevertheless, we are always subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including but not limited to the costs associated with evacuation. These losses may lead to an increase of our and our tenants’ cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property.  In addition, we or our tenants may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our or our tenants’ judgment, the value of the coverage relative to the risk of loss. Also, changes in federal and state legislation and regulation relating to climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our existing properties and could also necessitate us to spend more on our new development properties without a corresponding increase in revenue.
To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our communities, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties without a corresponding increase in revenue, resulting in adverse impacts to our net income.
We may incur costs to remediate environmental contamination at our properties, which could have an adverse effect on our or our obligors’ business or financial condition
Under various laws, owners or operators of real estate may be required to respond to the presence or release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination or exposure to hazardous substances. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. We may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property. Moreover, we review environmental site assessments of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which we believe qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition or the business or financial condition of our obligors.
Cybersecurity incidents could disrupt our business and result in the loss of confidential information
Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data through phishing or other malicious activity, attempts to interrupt our access to or use of IT systems through distributed denial-of-service or ransomware attacks, breaches related to our increased receipt and use of data from multiple sources, and other electronic security breaches or other cybersecurity incidents, including those resulting from human error, product defects and technology failures. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats, and may be specifically targeted to our business or more general industry wide risks. Our information technology networks and related systems are essential to our ability to perform day-to-day operations of our business. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber-attack. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cybersecurity breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate cybersecurity barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk. In the past, we have experienced cybersecurity breaches, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. We must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Cybersecurity incidents could disrupt our business, damage our reputation, cause us to incur significant remediation expense and have a materially adverse effect on our business, financial condition and results of operations. Cybersecurity breaches that compromise proprietary, personal identifying or confidential information of our employees, operators, tenants and partners could result in legal claims or proceedings, including under data privacy regulations.
Our success depends on key personnel whose continued service is not guaranteed
Our success depends on the continued availability and service of key personnel, including our executive officers and other highly qualified employees, and competition for their talents is intense. There is substantial competition for qualified personnel. We cannot assure you that we will retain our key personnel or that we will be able to recruit and retain other highly qualified employees in the future. Losing any key personnel could, at least temporarily, have a material adverse effect on our business, financial position and results of operations.
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
We may become more leveraged
Permanent financing for our investments is typically provided through a combination of public offerings of debt and equity securities and the incurrence or assumption of secured debt. The incurrence or assumption of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, (4) negatively affect our credit ratings or outlook by one or more of the rating agencies or (5) make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable rate debt.
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
We are subject to covenants in our debt agreements that could have a material adverse effect on our business, results of operations and financial condition
Our debt agreements contain various covenants, restrictions and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. These defaults could have a material adverse effect on our business, results of operations and financial condition.
Limitations on our ability to access capital could have an adverse effect on our ability to make future investments or to meet our obligations and commitments
We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions; the market’s perception of our growth potential and our current and potential future earnings and cash distributions; the market price of the shares of our common stock and the credit ratings of our debt securities; changes in the credit ratings on U.S. government debt securities; uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark; and default or delay in payment by the U.S. of its obligations. We also rely on the financial institutions that are parties to our revolving credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders. If our access to capital is limited by these factors or other factors, it could negatively impact our ability to acquire properties, repay or refinance our indebtedness, fund operations or make distributions to our stockholders.
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for us that cannot yet reasonably be predicted
We have outstanding debt, hedge agreements and receivable transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. While it is not currently possible to determine precisely whether, or to what extent, the withdrawal and replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact contracts that terminate after 2021. There is uncertainty about how applicable law, the courts or we will address the replacement of LIBOR with alternative rates on agreements that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
Downgrades in our credit ratings could have a material adverse effect on our cost and availability of capital
We plan to manage the company to maintain a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse effect on our cost and availability of capital, which could in turn have a material adverse effect on our results of operations, liquidity, cash flows, the trading/redemption price of our securities and our ability to satisfy our debt service obligations and to pay dividends and distributions to our equity holders.
Increases in interest rates could have a material adverse effect on our cost of capital
An increase in interest rates may increase interest cost on new and existing variable rate debt.  Such increases in the cost of capital could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets.
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
Our entry into hedge agreements may not effectively reduce our exposure to changes in interest rates or foreign currency exchange rates
We enter into hedge agreements from time to time to manage some of our exposure to interest rate and foreign currency exchange rate volatility. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may cause us to pay higher interest rates on our debt obligations than otherwise would be the case. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates or foreign currency exchange rates. When we use forward-starting interest rate swaps, there is a risk that we will not complete the long-term borrowing against which the swap is intended to hedge. If such events occur, our results of operations may be adversely affected.

Risks Arising from Our Status as a REIT
We might fail to qualify or remain qualified as a REIT
We intend to operate as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and believe we have operated and will continue to operate in such a manner. If we lose our status as a REIT, we will face serious income tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders because:

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we would be subject to increased state and local taxes; and

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.
Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of U.S. federal and other income taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. If we do not qualify as a REIT, we will not be required to make distributions to stockholders, since a non-REIT is not required to pay dividends to stockholders in order to maintain REIT status or avoid an excise tax. In addition, if we fail to qualify as a REIT, all distributions to stockholders will continue to be treated as dividends to the extent of our current and accumulated earnings and profits, although corporate stockholders may be eligible for the dividends received deduction, and individual stockholders may be eligible for taxation at the rates generally applicable to long-term capital gains with respect to distributions.
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
The 90% annual distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions
To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. This may be due to timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement. In the event that timing differences occur, or we deem it appropriate to retain cash, we may borrow funds, even if the then-prevailing market conditions are not favorable for these borrowings, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in other transactions intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations.
Our use of TRSs is limited under the Code
Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage certain health care facilities, which may cause us to forgo investments we might otherwise make. Finally, we may be subject to a 100% excise tax on the income derived from certain transactions with our TRSs that are not on an arm's-length basis. We believe our arrangements with our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.
The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements
We lease certain qualified health care properties to taxable REIT subsidiaries (or limited liability companies of which the taxable REIT subsidiaries are members), which lessees contract with managers (or related parties) to manage the health care operations at these properties. The rents from this taxable REIT subsidiary lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arm's-length lease of a qualified health care property with a taxable REIT subsidiary and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents.
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
We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities
We are subject to taxes in the U.S. and foreign jurisdictions. Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the IRS and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If we were subject to review or examination by the IRS or applicable foreign jurisdiction as the result of any new tax law changes, the ultimate determination of which may change our taxes owed for an amount in excess of amounts previously accrued or recorded, our financial condition, operating results, and cash flows could be adversely affected.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. We cannot predict how changes in the tax laws might affect our investors or us. Revisions in federal tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT, as well as the tax considerations relevant to an investment in us, or could cause us to change our investments and commitments.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
We lease our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices throughout the U.S., Canada, the United Kingdom and Luxembourg and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2019 (dollars in thousands):

	Seniors Housing Operating			Triple-net			Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alaska	—	$—	$—	—	$—	$—	2	$29,810	$(2,240)
Alabama	2	15,133	6,083	2	19,705	2,569	8	94,244	10,565
Arkansas	—	—	—	—	—	—	2	42,529	3,529
Arizona	6	86,883	32,517	—	—	—	8	87,655	11,077
California	82	3,052,393	688,631	23	456,935	64,633	45	1,092,865	105,239
Colorado	11	427,566	87,463	12	302,374	32,854	2	33,628	5,074
Connecticut	3	66,838	17,820	8	117,918	15,211	1	41,421	5,499
District Of Columbia	2	78,356	14,540	—	—	—	—	—	—
Delaware	3	69,290	25,484	7	114,126	9,544	—	46,998	1,402
Florida	14	898,178	144,974	51	583,500	56,682	42	529,060	74,346
Georgia	9	127,018	38,612	3	40,852	3,570	13	236,915	32,572
Iowa	4	75,655	28,926	7	57,537	5,884	1	7,734	1,648
Idaho	1	22,405	5,433	—	67	—	2	55,317	1,399
Illinois	16	454,088	119,759	25	356,243	31,919	7	108,941	14,426
Indiana	—	—	—	28	358,904	45,696	10	164,034	22,324
Kansas	3	67,263	15,133	27	242,844	27,460	5	62,249	8,665
Kentucky	2	37,074	14,461	6	50,485	4,187	1	6,792	762
Louisiana	3	50,062	15,957	1	8,076	840	—	—	—
Massachusetts	19	565,730	113,921	9	110,005	16,484	7	110,662	4,556
Maryland	8	393,479	90,687	24	298,974	18,155	12	283,567	28,576
Maine	1	25,151	11,995	—	—	—	1	18,601	2,693
Michigan	6	165,217	32,231	18	207,961	20,225	3	70,250	7,706
Minnesota	3	83,838	15,771	11	233,938	21,552	9	182,594	30,679
Missouri	6	153,312	25,085	1	12,089	854	11	201,245	23,578
Mississippi	2	14,870	8,354	1	10,820	—	1	37,866	1,020
Montana	1	5,635	4,484	1	6,131	767	—	—	—
North Carolina	2	113,352	19,680	50	372,570	54,641	26	479,061	39,975
Nebraska	—	—	—	4	29,852	4,418	2	32,943	4,885
New Hampshire	—	—	—	4	47,720	7,341	1	12,038	1,721
New Jersey	26	688,084	210,140	41	771,913	84,672	15	407,653	51,813
New Mexico	1	17,505	1,548	—	—	—	3	29,424	3,594
Nevada	4	47,210	23,816	1	18,780	3,767	8	100,851	10,794
New York	27	596,987	141,993	4	41,850	7,271	18	434,793	17,454
Ohio	17	422,614	66,041	34	288,499	35,030	9	125,346	13,712
Oklahoma	2	37,620	3,650	20	219,772	25,505	2	22,736	4,361
Oregon	1	10,339	2,678	1	2,793	818	2	55,131	4,059
Pennsylvania	14	222,217	67,864	71	837,818	116,500	1	34,315	2,312
South Carolina	1	4,086	7,121	8	37,460	3,069	3	33,762	3,684
Tennessee	2	48,041	16,259	4	37,879	4,791	9	177,859	18,778
Texas	33	1,088,682	234,874	37	393,201	53,592	71	1,386,701	135,489
Utah	2	20,355	7,875	1	23,614	2,103	—	—	—
Virginia	5	282,587	77,302	27	281,446	29,811	6	119,944	14,492
Washington	24	625,662	137,873	7	93,483	10,254	9	218,008	26,987
Wisconsin	2	19,850	8,493	4	67,702	8,640	5	94,723	6,123
West Virginia	—	—	—	3	45,336	5,107	—	—	—
Total domestic	370	11,180,625	2,585,528	586	7,201,172	836,416	383	7,310,265	755,328

Canada	106	2,150,044	452,734	6	146,737	10,341	—	—	—
United Kingdom	57	1,634,009	352,658	66	1,228,409	106,336	4	268,010	25,587
Total international	163	3,784,053	805,392	72	1,375,146	116,677	4	268,010	25,587

Grand total	533	$14,964,678	$3,390,920	658	$8,576,318	$953,093	387	$7,578,275	$780,915
(1) Represents revenue for the month ended December 31, 2019 annualized.

The following table sets forth occupancy and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Average Annualized Revenues(2)
	2019	2018	2019	2018
Seniors Housing Operating(3)	86.9%	87.5%	$56,329	$60,635	per unit
Triple-net(4)	84.3%	84.9%	14,578	12,831	per bed/unit
Outpatient Medical(5)	94.1%	93.1%	34	34	per sq. ft.
(1) We use unaudited, periodic financial information provided solely by tenants/borrowers to calculate occupancy for properties other than Outpatient Medical buildings and have not independently verified the information.
(2) Represents December annualized revenues divided by total beds, units or square feet as presented in the tables above.
(3) Occupancy represents average occupancy for the three months ended December 31.
(4) Occupancy represents average quarterly operating occupancy based on the quarters ended September 30 and excludes properties that are unstabilized, closed or for which data is not available or meaningful.
(5) Occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations) as of December 31.

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2019 (dollars in thousands):

	Expiration Year(1)
	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Thereafter
Triple-net:
Properties	11	7	10	1	4	48	76	18	15	15	431
Base rent(2)	$3,782	$12,292	$8,889	$840	$11,262	$53,216	$103,179	$35,381	$22,036	$33,619	$492,113
% of base rent	0.5%	1.6%	1.1%	0.1%	1.5%	6.9%	13.3%	4.6%	2.8%	4.3%	63.3%
Units	1,101	1,394	1,264	70	692	3,033	6,085	2,350	1,633	1,429	44,811
% of units	1.7%	2.2%	2.0%	0.1%	1.1%	4.7%	9.5%	3.7%	2.6%	2.2%	70.2%
Outpatient Medical:
Square feet	1,748,858	2,053,686	2,165,074	2,158,927	2,230,230	1,305,946	1,670,290	1,025,948	1,052,671	1,148,176	6,183,564
Base rent(2)	$48,233	$57,464	$58,846	$58,295	$65,687	$34,681	$42,112	$25,805	$27,501	$29,829	$139,889
% of base rent	8.2%	9.8%	10.0%	9.9%	11.2%	5.9%	7.2%	4.4%	4.7%	5.1%	23.6%
Leases	471	422	433	442	355	213	208	137	118	152	214
% of leases	14.9%	13.3%	13.7%	14.0%	11.2%	6.7%	6.6%	4.3%	3.7%	4.8%	6.8%

(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in 2020.
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
Item 4.  Mine Safety Disclosures
None.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (NYSE:WELL). There were 3,564 stockholders of record as of January 31, 2020.

Stockholder Return Performance Presentation
Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2019, 155 companies comprised the FTSE NAREIT Equity Index, which consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2014 equals $100 and dividends are assumed to be reinvested.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
S & P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Welltower Inc.	100.00	94.28	97.45	97.65	112.59	138.52
FTSE NAREIT Equity	100.00	103.20	111.99	117.84	112.39	141.61

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

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	4,546	$91.04
November 1, 2019 through November 30, 2019	728	86.12
December 1, 2019 through December 31, 2019	891	78.67
Totals	6,165	$89.43
(1) During the three months ended December 31, 2019, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.

Item 6.  Selected Financial Data
The following selected financial data for the five years ended December 31, 2019 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2015	2016	2017	2018	2019
Operating Data
Total revenues	$3,859,826	$4,281,160	$4,316,641	$4,700,499	$5,121,306
Total expenses	3,223,709	3,571,907	4,017,025	4,277,009	4,578,414

Income from continuing operations before income taxes and other items	636,117	709,253	299,616	423,490	542,892
Income tax (expense) benefit	(6,451)	19,128	(20,128)	(8,674)	(2,957)
Income (loss) from unconsolidated entities	(21,504)	(10,357)	(83,125)	(641)	42,434
Gain (loss) on real estate dispositions, net	280,387	364,046	344,250	415,575	748,041
Income from continuing operations	888,549	1,082,070	540,613	829,750	1,330,410
Net income	888,549	1,082,070	540,613	829,750	1,330,410
Preferred stock dividends	65,406	65,406	49,410	46,704	—
Preferred stock redemption charge	—	—	9,769	—	—
Net income (loss) attributable to noncontrolling interests	4,799	4,267	17,839	24,796	97,978
Net income attributable to common stockholders	$818,344	$1,012,397	$463,595	$758,250	$1,232,432

Other Data
Average number of common shares outstanding:
Basic	348,240	358,275	367,237	373,620	401,845
Diluted	349,424	360,227	369,001	375,250	403,808

Per Share Data
Basic:
Income from continuing operations	$2.55	$3.02	$1.47	$2.22	$3.31
Net income attributable to common stockholders	$2.35	$2.83	$1.26	$2.03	$3.07

Diluted:
Income from continuing operations	$2.54	$3.00	$1.47	$2.21	$3.29
Net income attributable to common stockholders	$2.34	$2.81	$1.26	$2.02	$3.05

Cash distributions per common share	$3.30	$3.44	$3.48	$3.48	$3.48

	December 31,
Balance Sheet Data	2015	2016	2017	2018	2019
Net real estate investments(1)	$26,888,685	$26,563,629	$26,171,077	$28,420,769	$31,119,271
Total assets	29,023,845	28,865,184	27,944,445	30,342,072	33,380,751
Total debt and lease obligations(1)	12,967,686	12,358,245	11,731,936	13,297,144	15,388,765
Total liabilities	13,664,877	13,185,279	12,643,799	14,331,427	16,398,247
Total preferred stock	1,006,250	1,006,250	718,503	718,498	—
Total equity	15,175,885	15,281,472	14,925,452	15,586,599	16,506,627

(1) Effective January 1, 2019, we adopted new guidance on leases using the prospective method. See Note 2 to the consolidated financial statements for further details.

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
The following table summarizes our consolidated portfolio for the year ended December 31, 2019 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$1,039,520	42.8%	533
Triple-net	918,743	37.9%	658
Outpatient Medical	469,035	19.3%	387
Totals	$2,427,298	100.0%	1,578
(1) Represents consolidated net operating income ("NOI") and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See Non-GAAP Financial Measures for additional information and reconciliation.
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
Substantially all of our revenues are derived from operating lease rentals, resident fees/services and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our obligors/partners experience operating difficulties and become unable to generate sufficient cash to make payments or operating distributions to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division manages and monitors the outpatient medical portfolio with a comprehensive process including review of tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs and market conditions among other things. We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility. When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we generally aim to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.
In addition to our asset management and research efforts, we also aim to structure our relevant investments to mitigate payment risk. Operating leases and loans are normally credit enhanced by guarantees and/or letters of credit. In addition, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.
For the year ended December 31, 2019, resident fees/services and rental income represented 67% and 31%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.

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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At December 31, 2019, we had $284,917,000 of cash and cash equivalents, $100,849,000 of restricted cash and $1,411,400,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital  The following summarizes key capital transactions that occurred and supported new investments made during the year ended December 31, 2019:

•
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue, from time to time, unsecured commercial paper with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate principal amount outstanding at any time of $1,000,000,000.

•
In February 2019, we elected to effect the mandatory conversion of all of the outstanding 6.50% Series I Cumulative Convertible Preferred Stock. Each share of convertible stock was converted into 0.8857 shares of common stock.

•
In February 2019, we entered into an amended and restated Equity Shelf Program (as defined below) pursuant to which we may offer and sell up to $1,500,000,000 of common stock from time to time. We sold 18,591,000 shares of common stock under our current and previous Equity Shelf Programs and DRIP (as defined below), via both cash settle and forward sale agreements, generating expected gross proceeds of approximately $1,498,731,000.

•
In February 2019, we completed the issuance of $500,000,000 of 3.625% senior unsecured notes due 2024 and $550,000,000 of 4.125% senior unsecured notes due 2029 for net proceeds of approximately $1,036,964,000.

•	In March 2019 we repaid our $600,000,000 of 4.125% senior unsecured notes due 2019 and $450,000,000 of 6.125% senior unsecured notes due 2020.

•
In August 2019, we completed the issuance of $750,000,000 of 3.10% senior unsecured notes due 2030 and a follow-on issuance of $450,000,000 of 3.625% senior unsecured notes due 2024 priced to yield 2.494%, for net proceeds of approximately $1,209,328,000.

•	In September 2019, we repaid our $450,000,000 of 4.95% senior unsecured notes due 2021 and $600,000,000 of 5.25% senior unsecured notes due 2022.

•
In December 2019, we completed the issuance of $500,000,000 of 2.70% senior unsecured notes due 2027. The net proceeds of approximately $495,066,000 will be used to fund renewable energy, water conservation, energy efficiency and green building projects. Additionally, we completed the issuance of $300,000,000 of 2.95% Canadian-denominated senior unsecured notes due 2027 generating net proceeds of approximately CAD $297,668,000.

•	In December 2019, we redeemed all of the outstanding $300,000,000 Canadian-denominated 3.35% senior unsecured notes due 2020.

•	We extinguished $230,108,000 of secured debt at a blended average interest rate of 4.35% throughout 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investments The following summarizes property acquisitions and joint venture investments made during the year ended December 31, 2019 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating	62	$1,459,254	5.1%	$1,802,836
Triple-net	10	217,658	6.5%	227,379
Outpatient Medical	105	2,396,642	5.6%	2,491,159
Totals	177	$4,073,554	5.4%	$4,521,374

(1) Represents stated pro rata purchase price including cash and any assumed debt but excludes fair value adjustments pursuant to U.S. GAAP.
(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
(3) Represents amounts recorded in real property including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.
Dispositions The following summarizes property dispositions made during the year ended December 31, 2019 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating(4)	55	$1,803,413	5.4%	$1,232,816
Triple-net	57	902,731	7.9%	667,632
Outpatient Medical(5)	1	8,500	10.5%	482
Totals	113	$2,714,644	6.3%	$1,900,930

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
Dividends Our Board of Directors announced the 2020 annual cash dividend of $3.48 per common share ($0.87 per share quarterly), consistent with 2019, beginning in February 2020. The dividend declared for the quarter ended December 31, 2019 represents the 195th consecutive quarterly dividend payment.
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

	Year Ended December 31,
	2019	2018	2017
Net income	$1,330,410	$829,750	$540,613
Net income attributable to common stockholders	1,232,432	758,250	463,595
Funds from operations attributable to common stockholders	1,577,080	1,392,183	1,165,576
Consolidated net operating income	2,431,264	2,267,482	2,232,716

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2019	2018	2017
Net debt to book capitalization ratio	46.5%	45.0%	42.9%
Net debt to undepreciated book capitalization ratio	39.4%	37.8%	36.3%
Net debt to market capitalization ratio	29.6%	31.3%	31.2%

Adjusted interest coverage ratio	4.14x	4.11x	4.36x
Adjusted fixed charge coverage ratio	3.78x	3.44x	3.54x

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

	December 31,(1)
	2019	2018	2017
Property mix:
Seniors Housing Operating	43%	43%	40%
Triple-net	38%	40%	43%
Outpatient Medical	19%	17%	17%

Relationship mix:
Sunrise Senior Living(2)	14%	15%	14%
ProMedica	9%	4%	—%
Revera(2)	6%	7%	7%
Genesis HealthCare	5%	6%	9%
Belmont Village	3%	3%	3%
Remaining	63%	65%	67%

Geographic mix:
California	13%	14%	13%
United Kingdom	8%	9%	9%
Texas	8%	8%	7%
New Jersey	7%	8%	8%
Canada	7%	7%	8%
Remaining	57%	54%	55%

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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2019	2018	$	%	2017	$	%	$	%
Cash, cash equivalents and restricted cash at beginning of period	$316,129	$309,303	$6,826	2%	$607,220	$(297,917)	-49%	$(291,091)	-48%
Net cash provided from (used in):									n/a
Operating activities	1,535,968	1,583,944	(47,976)	-3%	1,434,177	149,767	10%	101,791	7%
Investing activities	(2,048,791)	(2,386,471)	337,680	-14%	154,581	(2,541,052)	n/a	(2,203,372)	n/a
Financing activities	577,150	818,368	(241,218)	-29%	(1,913,527)	2,731,895	n/a	2,490,677	n/a
Effect of foreign currency translation	5,310	(9,015)	14,325	n/a	26,852	(35,867)	n/a	(21,542)	-80%
Cash, cash equivalents and restricted cash at end of period	$385,766	$316,129	$69,637	22%	$309,303	$6,826	2%	$76,463	25%

Operating Activities The change in net cash provided from operating activities is attributable to changes in NOI, which is primarily due to acquisitions and annual rent increasers, partially offset by dispositions. Please see “Results of Operations” below for further discussion. For the years ended December 31, 2019, 2018 and 2017, cash flows from operations exceeded cash distributions to stockholders.
Investing Activities  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments, loans receivable and investments in unconsolidated entities which are summarized above in “Key Transactions.” Please refer to Notes 3, 7, and 8 of our consolidated financial statements for additional information. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2019	2018	$	%	2017	$	%	$	%
New development	$323,488	$160,706	$162,782	101%	$232,715	$(72,009)	-31%	$90,773	39%
Recurring capital expenditures, tenant improvements and lease commissions	136,535	90,190	46,345	51%	67,797	22,393	33%	68,738	101%
Renovations, redevelopments and other capital improvements	192,289	175,993	16,296	9%	182,479	(6,486)	-4%	9,810	5%
Total	$652,312	$426,889	$225,423	53%	$482,991	$(56,102)	-12%	$169,321	35%

The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.
Financing Activities The changes in net cash provided from financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuance/redemptions of common and preferred stock and dividend payments which are summarized above in “Key Transactions.” Please refer to Notes 10, 11 and 14 of our consolidated financial statements for additional information.
Off-Balance Sheet Arrangements
At December 31, 2019, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At December 31, 2019, we had thirteen outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Unsecured revolving credit facility and commercial paper(1,2)	$1,588,600	$643,600	$—	$945,000	$—
Senior unsecured notes and term credit facilities:(2)
U.S. Dollar senior unsecured notes	8,100,000	—	—	2,450,000	5,650,000
Canadian Dollar senior unsecured notes(3)	231,446	—	—	—	231,446
Pounds Sterling senior unsecured notes(3)	1,393,245	—	—	—	1,393,245
U.S. Dollar term credit facility	510,000	—	10,000	500,000	—
Canadian Dollar term credit facility(3)	192,871	—	—	192,871	—
Secured debt:(2,3)
Consolidated	2,993,342	354,329	861,052	771,911	1,006,050
Unconsolidated	826,396	57,728	52,172	95,783	620,713
Contractual interest obligations:(4)
Unsecured revolving credit facility and commercial paper	86,065	25,302	48,610	12,153	—
Senior unsecured notes and term loans(3)	4,144,774	410,322	838,436	735,197	2,160,819
Consolidated secured debt(3)	510,973	101,577	163,885	100,441	145,070
Unconsolidated secured debt(3)	179,382	28,056	52,130	39,623	59,573
Financing lease liabilities(5)	186,335	9,121	16,935	70,601	89,678
Operating lease obligations(5)	1,185,632	23,356	45,469	43,411	1,073,396
Purchase obligations(6)	727,558	536,105	150,656	27,787	13,010
Total contractual obligations	$22,856,619	$2,189,496	$2,239,345	$5,984,778	$12,443,000
(1) Relates to our unsecured revolving credit facility and commercial paper with an aggregate commitment of $3,000,000,000. See Note 10 to our consolidated financial statements.
(2) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(3) Based on foreign currency exchange rates in effect as of balance sheet date.
(4) Based on variable interest rates in effect as of December 31, 2019.
(5) See Note 6 to our consolidated financial statements for additional information.
(6) See Note 13 to our consolidated financial statements for additional information.

Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2019, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of January 31, 2020, 2,728,696 shares of common stock remained available for issuance under the DRIP registration statement. On February 25, 2019, we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”), which replaced our existing equity shelf program entered into on August 3, 2018. The Equity Shelf Program also allows us to enter into forward sale agreements. As of January 31, 2020, we had $1,075,537,000 of remaining capacity under the Equity Shelf Program, which excludes

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

forward sales agreements outstanding for the sale of 6,799,978 shares with maturity dates in 2020 and 2021. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include interest expense, depreciation and amortization, property operating expenses, other expenses and general and administrative expenses.  We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and SSNOI and other supplemental measures include FFO and Adjusted EBITDA, which are further discussed below. Please see "Non-GAAP Financial Measures" for additional information and reconciliations related to these supplemental measures.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
The following is a summary of our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2019	2018	Amount	%	2017	Amount	%	Amount	%
Net income	$1,330,410	$829,750	$500,660	60%	$540,613	$289,137	53%	$789,797	146%
NICS	1,232,432	758,250	474,182	63%	463,595	294,655	64%	768,837	166%
FFO	1,577,080	1,392,183	184,897	13%	1,165,576	226,607	19%	411,504	35%
Adjusted EBITDA	2,328,202	2,153,005	175,197	8%	2,128,429	24,576	1%	199,773	9%
Consolidated NOI	2,431,264	2,267,482	163,782	7%	2,232,716	34,766	2%	198,548	9%

Per share data (fully diluted):
Net income attributable to common stockholders	$3.05	$2.02	$1.03	51%	$1.26	$0.76	60%	$1.79	142%
Funds from operations attributable to common stockholders	$3.91	$3.71	$0.20	5%	$3.16	$0.55	17%	$0.75	24%

Adjusted interest coverage ratio	4.14x	4.11x	0.03x	1%	4.36x	-0.25x	-6%	-0.22x	-5%
Adjusted fixed charge coverage ratio	3.78x	3.44x	0.34x	10%	3.54x	-0.10x	-3%	0.24x	7%

The following table represents the changes in outstanding common stock for the period from January 1, 2017 to December 31, 2019 (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017	Totals
Beginning balance	383,675	371,732	362,602	362,602
Dividend reinvestment plan issuances	5,799	6,529	5,640	17,968
Preferred stock conversions	12,712	—	4	12,716
Redemption of equity membership units	—	—	91	91
Option exercises	11	57	253	321
Equity Shelf Program issuances	7,856	5,241	2,987	16,084
Other, net	204	116	155	475
Ending balance	410,257	383,675	371,732	410,257

Average number of shares outstanding:
Basic	401,845	373,620	367,237
Diluted	403,808	375,250	369,001

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seniors Housing Operating
The following is a summary of our same store NOI ("SSNOI") for the Seniors Housing Operating segment for the years presented (dollars in thousands):

	2018 and 2019 Same Store Pool		One Year Change		2017 and 2018 Same Store Pool		One Year Change
	2019	2018	$	%	2018	2017	$	%
SSNOI(1)	$699,867	$701,493	$(1,626)	-0.2%	$816,416	824,415	$(7,999)	-1.0%

(1) Relates to 341 properties for the 2018 and 2019 Same Store Pool and 390 properties for the 2017 and 2018 Same Store Pool.
The following is a summary of our results of operations for the Seniors Housing Operating segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2019	2018	$	%	2017	$	%	$	%
Revenues:
Resident fees and services	$3,448,175	$3,234,852	$213,323	7%	$2,779,423	$455,429	16%	$668,752	24%
Interest income	36	578	(542)	-94%	69	509	738%	(33)	-48%
Other income	8,658	5,024	3,634	72%	5,127	(103)	-2%	3,531	69%
Total revenues	3,456,869	3,240,454	216,415	7%	2,784,619	455,835	16%	672,250	24%
Property operating expenses	2,417,349	2,255,432	161,917	7%	1,904,593	350,839	18%	512,756	27%
NOI(1)	1,039,520	985,022	54,498	6%	880,026	104,996	12%	159,494	18%
Other expenses:
Depreciation and amortization	553,189	529,449	23,740	4%	484,796	44,653	9%	68,393	14%
Interest expense	67,983	69,060	(1,077)	-2%	63,265	5,795	9%	4,718	7%
Loss (gain) on extinguishment of debt, net	1,614	110	1,504	1,367%	3,785	(3,675)	-97%	(2,171)	-57%
Impairment of assets	2,145	7,599	(5,454)	-72%	21,949	(14,350)	-65%	(19,804)	-90%
Other expenses	26,348	6,624	19,724	298%	8,347	(1,723)	-21%	18,001	216%
	651,279	612,842	38,437	6%	582,142	30,700	5%	69,137	12%
Income (loss) from continuing operations before income taxes and other items	388,241	372,180	16,061	4%	297,884	74,296	25%	90,357	30%
Income tax benefit (expense)	6,246	1,202	5,044	420%	(16,430)	17,632	107%	22,676	138%
Income (loss) from unconsolidated entities	12,388	(28,142)	40,530	144%	(105,236)	77,094	73%	117,624	112%
Gain (loss) on real estate dispositions, net	528,747	(2,245)	530,992	23,652%	56,295	(58,540)	-104%	472,452	839%
Income from continuing operations	935,622	342,995	592,627	173%	232,513	110,482	48%	703,109	302%
Net income (loss)	935,622	342,995	592,627	173%	232,513	110,482	48%	703,109	302%
Less: Net income (loss) attributable to noncontrolling interests	56,513	(660)	57,173	8,663%	8,472	(9,132)	-108%	48,041	567%
Net income (loss) attributable to common stockholders	$879,109	$343,655	$535,454	156%	$224,041	$119,614	53%	$655,068	292%
 (1) See Non-GAAP Financial Measures below.
Fluctuations in resident fees and services and property operating expenses are primarily a result of acquisitions, segment transitions and the movement of U.S. and foreign currency exchange rates. The fluctuations in depreciation and amortization are due to acquisitions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the three years presented, we recorded impairment charges on certain held for sale and held for use properties as the carrying value exceeded the estimated fair values. The fluctuations in gains (losses) on real estate dispositions are due to the volume of property sales and sales prices. The significant gain on real estate dispositions recognized during the year ended December 31, 2019 is related to the sale of the Benchmark Senior Living portfolio. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The increase in other expenses during the year ended December 31, 2019 is primarily due to additional noncapitalizable transaction costs associated with acquisitions and operator transitions.
During the year ended December 31, 2019, we completed two Seniors Housing Operating construction projects representing $28,117,000 or $109,405 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of December 31, 2019 (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Wandsworth, UK	97	$78,221	$69,877	1Q20
Taylor, PA	113	14,272	12,405	1Q20
Beavercreek, OH	100	12,032	11,561	1Q20
Potomac, MD	120	56,720	23,145	4Q20
Beckenham, UK	100	62,497	27,423	3Q21
Hendon, UK	102	74,041	33,698	4Q21
Barnet, UK	100	68,335	28,499	4Q21
	732	$366,118	206,608
Toronto, ON	Project in planning stage		43,854
Washington, DC	Project in planning stage		18,394
Brookline, MA	Project in planning stage		17,382
			$268,873

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

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,810,587	3.87%	$1,988,700	3.66%	$2,463,249	3.94%
Debt transferred in	—	—%	35,830	3.84%	—	—%
Debt issued	343,696	3.11%	45,447	3.40%	228,772	2.72%
Debt assumed	183,061	4.58%	121,612	5.55%	—	—%
Debt extinguished	(219,864)	4.28%	(240,095)	4.83%	(668,804)	4.81%
Debt transferred out	(12,072)	3.89%	—	—%	—	—%
Debt deconsolidated	—	—%	—	—%	(60,000)	3.80%
Principal payments	(43,997)	3.45%	(47,886)	3.59%	(47,153)	3.60%
Foreign currency	53,626	3.33%	(93,021)	3.31%	72,636	3.23%
Ending balance	$2,115,037	3.54%	$1,810,587	3.87%	$1,988,700	3.66%

Monthly averages	$1,966,892	3.70%	$1,915,663	3.74%	$2,065,477	3.66%
The majority of our Seniors Housing Operating properties are formed through partnership interests. The increase in income (loss) from unconsolidated entities are largely due to a gain on the disposition of an unconsolidated entity during the year ended December 31, 2019. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The increase during the year ended December 31, 2019 relates primarily to our partner's share of the gain recognized on the sale of the Benchmark Senior Living portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Triple-net
The following is a summary of our SSNOI for the Triple-net segment for the periods presented (dollars in thousands):

	2018 and 2019 Same Store Pool		One Year Change		2017 and 2018 Same Store Pool		One Year Change
	2019	2018	$	%	2018	2017	$	%
SSNOI(1)	$516,340	$508,897	$7,443	1.5%	$516,008	$508,257	$7,751	1.5%

(1) Relates to 368 properties for the 2018 and 2019 Same Store Pool and 366 properties for the 2017 and 2018 Same Store Pool.
The following is a summary of our results of operations for the Triple-net segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2019	2018	$	%	2017	$	%	$	%
Revenues:
Rental income	$903,798	$828,865	$74,933	9%	$885,811	$(56,946)	-6%	$17,987	2%
Interest income	62,599	54,926	7,673	14%	73,742	(18,816)	-26%	(11,143)	-15%
Other income	6,246	17,173	(10,927)	-64%	7,531	9,642	128%	(1,285)	-17%
Total revenues	972,643	900,964	71,679	8%	967,084	(66,120)	-7%	5,559	1%
Property operating expenses	53,900	915	52,985	5,791%	—	915	n/a	53,900	n/a
NOI(1)	918,743	900,049	18,694	2%	967,084	(67,035)	-7%	(48,341)	-5%
Other expenses:
Depreciation and amortization	232,626	235,480	(2,854)	-1%	243,830	(8,350)	-3%	(11,204)	-5%
Interest expense	12,892	14,225	(1,333)	-9%	15,194	(969)	-6%	(2,302)	-15%
Loss (gain) on derivatives and financial instruments, net	(4,399)	(4,016)	(383)	-10%	2,284	(6,300)	-276%	(6,683)	-293%
Loss (gain) on extinguishment of debt, net	—	(32)	32	100%	29,083	(29,115)	-100%	(29,083)	-100%
Provision for loan losses	18,690	—	18,690	n/a	62,966	(62,966)	-100%	(44,276)	-70%
Impairment of assets	11,926	107,980	(96,054)	-89%	96,909	11,071	11%	(84,983)	-88%
Other expenses(2)	13,771	90,975	(77,204)	-85%	116,689	(25,714)	-22%	(102,918)	-88%
	285,506	444,612	(159,106)	-36%	566,955	(122,343)	-22%	(281,449)	-50%
Income from continuing operations before income taxes and other items	633,237	455,437	177,800	39%	400,129	55,308	14%	233,108	58%
Income tax benefit (expense)	(4,209)	1,611	(5,820)	-361%	(4,291)	5,902	138%	82	2%
Income (loss) from unconsolidated entities	22,985	21,938	1,047	5%	19,428	2,510	13%	3,557	18%
Gain (loss) on real estate dispositions, net	218,322	196,589	21,733	11%	286,325	(89,736)	-31%	(68,003)	-24%
Income from continuing operations	870,335	675,575	194,760	29%	701,591	(26,016)	-4%	168,744	24%
Net income	870,335	675,575	194,760	29%	701,591	(26,016)	-4%	168,744	24%
Less: Net income attributable to noncontrolling interests	36,271	19,306	16,965	88%	4,603	14,703	319%	31,668	688%
Net income attributable to common stockholders	$834,064	$656,269	$177,795	27%	$696,988	$(40,719)	-6%	$137,076	20%

(1) See Non-GAAP Financial Measures below.
(2) See Note 18 to our consolidated financial statements.

The increase to rental income for the year ended December 31, 2019 is primarily attributable to acquisitions including Quality Care Properties ("QCP") in July 2018. In addition, we have recorded certain real estate property taxes on a gross basis, with the offset to property operating expenses, as a result of our ASC 842 adoption on January 1, 2019. These increases are partially offset by the disposition or segment transition of various properties. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index (“CPI”) and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the CPI do not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. For the three months ended December 31, 2019, we had 20 leases with rental rate increasers ranging from 0.12% to 0.76% in our Triple-net portfolio. The increase in other income for the year ended December 31, 2018 is primarily due to $10,805,000 of net lease termination fees recognized.
Depreciation and amortization decreased primarily as a result of the disposition of triple-net properties exceeding acquisition and segment transitions. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2019, we recognized a provision for loan loss of $18,690,000 to fully reserve for and eventually wrote off certain real estate loans receivable that are no longer deemed collectible.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the years presented, we recorded impairment charges on certain held for sale and held for use properties as the carrying value exceeded the estimated fair values. The fluctuations in gains on real estate dispositions are due to the volume of property sales and sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuations in other expenses is primarily due noncapitalizable transaction costs from acquisitions, segment transitions and the termination/restructuring of preexisting relationships. During the year ended December 31, 2018, we recognized $79,576,000 related to a joint venture transaction, including the conversion of properties from Triple-net to Seniors Housing Operating and termination/restructuring of preexisting relationships.
During the year ended December 31, 2019, there were no construction projects completed. The following is a summary of Triple-net construction projects, excluding expansions, pending as of December 31, 2019 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Union, KY	162	$34,600	$25,649	1Q20
Westerville, OH	102	22,800	19,922	1Q20
Droitwich, UK	70	16,805	11,730	2Q20
Thousand Oaks, CA	82	24,763	9,971	4Q20
Redhill, UK	76	21,098	6,287	1Q21
Leicester, UK	60	14,861	3,505	1Q21
Wombourne, UK	66	15,923	3,515	2Q21
Total	618	$150,850	$80,579

Total interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt. The fluctuation in loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market adjustment recorded on our Genesis HealthCare available-for-sale investment. The following is a summary of our Triple-net secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$288,386	3.63%	$347,474	3.55%	$594,199	4.58%
Debt transferred in	12,072	3.89%	—	—%	—	—%
Debt issued	—	—%	—	—%	13,000	4.57%
Debt extinguished	—	—%	(4,107)	4.94%	(274,048)	5.95%
Debt transferred out	—	—%	(35,830)	3.84%	—	—%
Principal payments	(4,017)	5.21%	(3,982)	5.38%	(5,863)	5.66%
Foreign currency	9,597	2.99%	(15,169)	3.44%	20,186	2.91%
Ending balance	$306,038	3.60%	$288,386	3.63%	$347,474	3.55%

Monthly averages	$294,080	3.63%	$321,730	3.51%	$408,688	3.91%

A portion of our triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our SSNOI for the Outpatient Medical segment for the periods presented (dollars in thousands):

	2018 and 2019 Same Store Pool		One Year Change		2017 and 2018 Same Store Pool		One Year Change
	2019	2018	$	%	2018	2017	$	%
SSNOI(1)	$311,612	$308,139	$3,473	1.1%	$343,059	$336,990	$6,069	1.8%

(1) Relates to 197 properties for the 2018 and 2019 Same Store Pool and 224 properties for the 2017 and 2018 Same Store Pool.

The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2019	2018	$	%	2017	$	%	$	%
Revenues:
Rental income	$684,602	$551,557	$133,045	24%	$560,060	$(8,503)	-2%	$124,542	22%
Interest income	1,195	310	885	285%	—	310	n/a	1,195	n/a
Other income	2,031	4,939	(2,908)	-59%	3,340	1,599	48%	(1,309)	-39%
Total revenues	687,828	556,806	131,022	24%	563,400	(6,594)	-1%	124,428	22%
Property operating expenses	218,793	176,670	42,123	24%	179,332	(2,662)	-1%	39,461	22%
NOI(1)	469,035	380,136	88,899	23%	384,068	(3,932)	-1%	84,967	22%
Other expenses:
Depreciation and amortization	241,258	185,530	55,728	30%	193,094	(7,564)	-4%	48,164	25%
Interest expense	13,411	7,051	6,360	90%	10,015	(2,964)	-30%	3,396	34%
Loss (gain) on extinguishment of debt, net	—	11,928	(11,928)	-100%	4,373	7,555	173%	(4,373)	-100%
Impairment of assets	14,062	—	14,062	n/a	5,625	(5,625)	-100%	8,437	150%
Other expenses	1,788	7,570	(5,782)	-76%	1,911	5,659	296%	(123)	-6%
	270,519	212,079	58,440	28%	215,018	(2,939)	-1%	55,501	26%
Income from continuing operations before income taxes and other item	198,516	168,057	30,459	18%	169,050	(993)	-1%	29,466	17%
Income tax benefit (expense)	(2,710)	(125)	(2,585)	-2,068%	(1,477)	1,352	92%	(1,233)	-83%
Income (loss) from unconsolidated entities	7,061	5,563	1,498	27%	2,683	2,880	107%	4,378	163%
Gain (loss) on real estate dispositions, net	972	221,231	(220,259)	-100%	1,630	219,601	13,472%	(658)	-40%
Income from continuing operations	203,839	394,726	(190,887)	-48%	171,886	222,840	130%	31,953	19%
Net income (loss)	203,839	394,726	(190,887)	-48%	171,886	222,840	130%	31,953	19%
Less: Net income (loss) attributable to noncontrolling interests	5,194	6,150	(956)	-16%	4,765	1,385	29%	429	9%
Net income (loss) attributable to common stockholders	$198,645	$388,576	$(189,931)	-49%	$167,121	$221,455	133%	$31,524	19%

(1) See Non-GAAP Financial Measures below.

The fluctuations in rental income are primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties, particularly the $1.25 billion CNL Healthcare Properties portfolio acquisition that closed in May 2019, partially offset by dispositions. Certain of our leases contain annual rental escalators that are contingent upon changes in the CPI. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the CPI does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rent rates, resulting in an increase or decrease in rental income. For the three months ended December 31, 2019, our consolidated outpatient medical portfolio signed 193,173 square feet of new leases and 424,579 square feet of renewals. The weighted-average term of these leases was six years, with a rate of $31.95 per square foot and tenant improvement and lease commission costs of $23.59 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 3.5%.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of new outpatient medical facilities, offset by dispositions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. We recognized impairment charges related to certain held for sale properties as the carrying values exceeded the estimated fair values less costs to sell. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.
During the year ended December 31, 2019, we completed one Outpatient Medical construction project representing $21,006,000 or $286 per square foot. The following is a summary of Outpatient Medical construction projects pending as of December 31, 2019 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Porter, TX	55,000	$20,800	$16,124	1Q20
Lowell, MA	50,668	11,900	10,288	1Q20
Katy, TX	36,500	12,028	3,251	2Q20
Brooklyn, NY	140,955	105,306	80,799	3Q20
Total	283,123	$150,034	$110,462

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$386,738	4.20%	$279,951	4.72%	$404,079	4.85%
Debt assumed	202,084	4.12%	171,275	3.99%	23,094	6.67%
Debt extinguished	(10,244)	5.75%	(61,291)	7.43%	(137,416)	5.99%
Principal payments	(6,311)	4.97%	(3,197)	5.91%	(9,806)	6.85%
Ending balance	$572,267	3.97%	$386,738	4.20%	$279,951	4.72%

Monthly averages	$397,756	4.15%	$238,214	4.25%	$294,694	4.62%

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
Non-Segment/Corporate
The following is a summary of our results of operations for the non-segment/corporate activities (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2019	2018	$	%	2017	$	%	$	%
Revenues:
Other income	$3,966	$2,275	$1,691	74%	$1,538	$737	48%	$2,428	158%
Expenses:
Interest expense	461,273	436,256	25,017	6%	396,148	40,108	10%	65,125	16%
General and administrative expenses	126,549	126,383	166	0%	122,008	4,375	4%	4,541	4%
Loss (gain) on extinguishments of debt, net	82,541	4,091	78,450	1,918%	—	4,091	n/a	82,541	n/a
Other expenses	10,705	7,729	2,976	39%	50,829	(43,100)	-85%	(40,124)	-79%
Total expenses	681,068	574,459	106,609	19%	568,985	5,474	1%	112,083	20%
Loss from continuing operations before income taxes	(677,102)	(572,184)	(104,918)	-18%	(567,447)	(4,737)	-1%	(109,655)	-19%
Income tax benefit (expense)	(2,284)	(11,362)	9,078	80%	2,070	(13,432)	-649%	(4,354)	-210%
Loss from continuing operations	(679,386)	(583,546)	(95,840)	-16%	(565,377)	(18,169)	-3%	(114,009)	-20%
Preferred stock dividends	—	46,704	(46,704)	-100%	49,410	(2,706)	-5%	(49,410)	-100%
Preferred stock redemption charge	—	—	—	n/a	9,769	(9,769)	-100%	(9,769)	-100%
Net loss attributable to common stockholders	$(679,386)	$(630,250)	$(49,136)	-8%	$(624,556)	$(5,694)	-1%	$(54,830)	-9%
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2019	2018	$	%	2017	$	%	$	%
Senior unsecured notes	$402,133	$387,955	$14,178	4%	$364,773	$23,182	6%	$37,360	10%
Secured debt	—	115	(115)	-100%	127	(12)	-9%	(127)	-100%
Unsecured revolving credit facility and commercial paper program	43,861	34,626	9,235	27%	17,863	16,763	94%	25,998	146%
Loan expense	15,279	13,560	1,719	13%	13,385	175	1%	1,894	14%
Totals	$461,273	$436,256	$25,017	6%	$396,148	$40,108	10%	$65,125	16%

The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 to consolidated financial statements for additional information. The change in interest expense on our unsecured revolving credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 of our consolidated financial statements for additional information regarding our unsecured revolving credit facility and commercial paper program. Loan expenses represent the amortization of costs incurred in connection with senior unsecured notes issuances. The loss on extinguishment recognized in 2019 is due primarily to the early extinguishment of the $600,000,000 of 4.125% senior unsecured notes due 2019 and the $450,000,000 of 6.125% senior unsecured notes due 2020 in March 2019, the early extinguishment of the $450,000,000 of 4.95% senior unsecured notes due 2021 and the $600,000,000 of 5.25% senior unsecured notes due 2022 in September 2019 and the early redemption of the $300 million Canadian-denominated 3.35% senior unsecured notes due 2020 in December 2019. The loss on extinguishment of debt in 2018 is due to the term loan facility drawn on in July 2018 and paid off in August 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2019, 2018 and 2017 were 2.47%, 2.69% and 2.83%, respectively.
Other expenses for all years include severance-related costs associated with the departure of certain executive officers and key employees.
The decrease in preferred dividends is due to the conversion of all outstanding Series I Cumulative Convertible Perpetual Preferred Stock during the year ended December 31, 2019.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the eight quarters ended December 31, 2019 ("2018 and 2019 Same Store Pool") and December 31, 2018 ("2017 and 2018 Same Store Pool"). Land parcels, loans and sub-leases, as well as any properties acquired, under development, transitioned to a different segment, sold or classified as held for sale during that period are excluded from the same store amounts. Additionally, unconsolidated properties are excluded from the same store amounts. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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

	Year Ended December 31,
FFO Reconciliation:	2019	2018	2017
Net income attributable to common stockholders	$1,232,432	$758,250	$463,595
Depreciation and amortization	1,027,073	950,459	921,720
Impairment of assets	28,133	115,579	124,483
Loss (gain) on real estate dispositions, net	(748,041)	(415,575)	(344,250)
Noncontrolling interests	(20,197)	(69,193)	(60,018)
Unconsolidated entities	57,680	52,663	60,046
Funds from operations attributable to common stockholders	$1,577,080	$1,392,183	$1,165,576

Average diluted shares outstanding:	403,808	375,250	369,001

Per diluted share data:
Net income attributable to common stockholders	$3.05	$2.02	$1.26
Funds from operations attributable to common stockholders	$3.91	$3.71	$3.16

The table below reflects the reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2019	2018	2017
Net income	$1,330,410	$829,750	$540,613
Interest expense	555,559	526,592	484,622
Income tax expense (benefit)	2,957	8,674	20,128
Depreciation and amortization	1,027,073	950,459	921,720
EBITDA	2,915,999	2,315,475	1,967,083
Loss (income) from unconsolidated entities	(42,434)	641	83,125
Stock-based compensation expense(1)	25,047	27,646	19,102
Loss (gain) on extinguishment of debt, net	84,155	16,097	37,241
Loss (gain) on real estate dispositions, net	(748,041)	(415,575)	(344,250)
Impairment of assets	28,133	115,579	124,483
Provision for loan losses	18,690	—	62,966
Loss (gain) on derivatives and financial instruments, net	(4,399)	(4,016)	2,284
Other expenses(1)	51,052	111,990	176,395
Additional other income	—	(14,832)	—
Adjusted EBITDA	$2,328,202	$2,153,005	$2,128,429

Adjusted Interest Coverage Ratio:
Interest expense	$555,559	$526,592	$484,622
Capitalized interest	15,272	7,905	13,489
Non-cash interest expense	(8,645)	(10,860)	(10,359)
Total interest	562,186	523,637	487,752
Adjusted EBITDA	$2,328,202	$2,153,005	$2,128,429
Adjusted interest coverage ratio	4.14x	4.11x	4.36x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$562,186	$523,637	$487,752
Secured debt principal payments	54,325	56,288	64,078
Preferred dividends	—	46,704	49,410
Total fixed charges	616,511	626,629	601,240
Adjusted EBITDA	$2,328,202	$2,153,005	$2,128,429
Adjusted fixed charge coverage ratio	3.78x	3.44x	3.54x

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

	Year Ended December 31,
	2019	2018	2017
Book capitalization:
Unsecured credit facility and commercial paper	$1,587,597	$1,147,000	$719,000
Long-term debt obligations(1)	13,436,365	12,150,144	11,012,936
Cash and cash equivalents(2)	(284,917)	(215,376)	(249,620)
Total net debt	14,739,045	13,081,768	11,482,316
Total equity and noncontrolling interests(3)	16,982,504	16,010,645	15,300,646
Book capitalization	$31,721,549	$29,092,413	$26,782,962
Net debt to book capitalization ratio	46.5%	45.0%	42.9%

Undepreciated book capitalization:
Total net debt	$14,739,045	$13,081,768	$11,482,316
Accumulated depreciation and amortization	5,715,459	5,499,958	4,838,370
Total equity and noncontrolling interests(3)	16,982,504	16,010,645	15,300,646
Undepreciated book capitalization	$37,437,008	$34,592,371	$31,621,332
Net debt to undepreciated book capitalization ratio	39.4%	37.8%	36.3%

Market capitalization:
Common shares outstanding	410,257	383,675	371,732
Period end share price	$81.78	$69.41	$63.77
Common equity market capitalization	$33,550,817	$26,630,882	$23,705,350
Total net debt	14,739,045	13,081,768	11,482,316
Noncontrolling interests(3)	1,442,060	1,378,311	877,499
Preferred stock	—	718,498	718,503
Market capitalization:	$49,731,922	$41,809,459	$36,783,668
Net debt to market capitalization ratio	29.6%	31.3%	31.2%

(1) Amounts include senior unsecured notes, secured debt and lease liabilities related to financing leases, as reflected on our Consolidated Balance Sheet.
(2) Inclusive of IRC section 1031 deposits, if any.
(3) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests as reflected on our Consolidated Balance Sheet.

The following tables reflect the reconciliation of NOI to net income, the most directly comparable U.S. GAAP measure, for the years presented. Dollar amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2019	2018	2017
Net income	$1,330,410	$829,750	$540,613
Loss (gain) on real estate dispositions, net	(748,041)	(415,575)	(344,250)
Loss (income) from unconsolidated entities	(42,434)	641	83,125
Income tax expense (benefit)	2,957	8,674	20,128
Other expenses	52,612	112,898	177,776
Impairment of assets	28,133	115,579	124,483
Provision for loan losses	18,690	—	62,966
Loss (gain) on extinguishment of debt, net	84,155	16,097	37,241
Loss (gain) on derivatives and financial instruments, net	(4,399)	(4,016)	2,284
General and administrative expenses	126,549	126,383	122,008
Depreciation and amortization	1,027,073	950,459	921,720
Interest expense	555,559	526,592	484,622
Consolidated net operating income (NOI)	$2,431,264	$2,267,482	$2,232,716

NOI by segment:
Seniors Housing Operating	$1,039,520	$985,022	$880,026
Triple-net	918,743	900,049	967,084
Outpatient Medical	469,035	380,136	384,068
Non-segment/corporate	3,966	2,275	1,538
Total NOI	$2,431,264	$2,267,482	$2,232,716

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the respective pools. Dollar amounts are in thousands.

	2018 and 2019 Same Store Pool		2017 and 2018 Same Store Pool
SSNOI Reconciliations:	2019	2018	2018	2017
NOI:
Seniors Housing Operating	$1,039,520	$985,022	$985,022	$880,026
Triple-net	918,743	900,049	900,049	967,084
Outpatient Medical	469,035	380,136	380,136	384,068
Total	2,427,298	2,265,207	2,265,207	2,231,178
Adjustments:
Seniors Housing Operating:
Non-cash SSNOI on same store properties	(1,720)	(1,344)	(1,176)	(1,542)
NOI attributable to non same store properties	(337,933)	(282,185)	(167,430)	(54,069)
Subtotal	(339,653)	(283,529)	(168,606)	(55,611)
Triple-net:
Non-cash SSNOI on same store properties	28,033	25,981	17,057	23,970
NOI attributable to non same store properties	(430,436)	(417,133)	(401,098)	(482,797)
Subtotal	(402,403)	(391,152)	(384,041)	(458,827)
Outpatient Medical:
Non-cash SSNOI on same store properties	7,067	7,224	9,551	9,576
NOI attributable to non same store properties	(164,490)	(79,221)	(46,628)	(56,654)
Subtotal	(157,423)	(71,997)	(37,077)	(47,078)
SSNOI:
Seniors Housing Operating	699,867	701,493	816,416	824,415
Triple-net	516,340	508,897	516,008	508,257
Outpatient Medical	311,612	308,139	343,059	336,990
Total	$1,527,819	$1,518,529	$1,675,483	$1,669,662

	2018 and 2019 Same Store Pool				2017 and 2018 Same Store Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Total properties	533	658	387	1,578	501	726	281	1,508
Recent acquisitions/development conversions	(77)	(237)	(138)	(452)	(26)	(246)	(44)	(316)
Developments	(11)	(7)	(4)	(22)	(4)	(9)	(4)	(17)
Held for sale	(18)	(11)	(42)	(71)	(13)	(40)	(2)	(55)
Segment transitions	(86)	(18)	—	(104)	(68)	(44)	—	(112)
Loans, land parcels and subleases(1)	—	(17)	(6)	(23)	—	(21)	(7)	(28)
Same store properties	341	368	197	906	390	366	224	980

(1) Includes eight land parcels, eight subleases and seven loans for the 2018 and 2019 Same Store Pool and nine land parcels, eight subleases and 11 loans for the 2017 and 2018 Same Store Pool.
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
Impairment of Real Property

Assessing impairment of real property involves subjectivity in determining if indicators of impairment are present and in estimating the future undiscounted cash flows or estimated fair value of an asset. In estimating the undiscounted cash flows or fair value, key assumptions that would be made are the estimation of future rental revenues, operating expenses, capitalization rates and the ability and intent to hold the respective asset, all of which are affected by our expectations of future market or economic conditions. These estimates can have a significant impact on the undiscounted cash flows or estimated fair value of an asset.

Quarterly, we evaluate our real estate investments on a property by property basis to determine if there are indicators of impairment. These indicators may include expected operational performance, the tenant's ability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, an undiscounted cash flow analysis will be prepared and the results of such analysis will be compared to the current net book value to determine if an impairment charge is necessary. This analysis requires us to use judgment in determining whether indicators of impairment exist and to estimate the expected future undiscounted cash flows or estimated fair values of the property. Properties that meet the held for sale criteria are recorded at the lesser of the fair value less costs to sell or carrying value.

Real Estate Acquisitions

We believe that substantially all of our real estate acquisitions are considered asset acquisitions for which we record the related real estate acquired (tangible assets and identifiable intangible assets and liabilities) at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. Tangible assets consist primarily of land, building and improvements. Identifiable intangible assets and liabilities primarily consist of the above or below market component of in-place leases and the value of in-place leases. The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with respect to that tenant.

The allocation of the purchase price to the related real estate acquired (tangible assets and intangible assets and liabilities) involves subjectivity as such allocations are based on a relative fair value analysis. In determining the fair values that drive such analysis, we estimate the fair value of each component of the real estate acquired which generally includes land, buildings and improvements, the above or below market component of in-place leases and the value of in-place leases. Significant assumptions used to determine such fair values include comparable land sales, capitalization rates, discount rates, market rental rates and property operating data, all of which can be impacted by expectations about future market or economic conditions. Our estimates of the values of these components affect the amount of depreciation and amortization we record over the estimated useful life of the property or the term of the lease.

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

The determination of the allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors, and value of the underlying collateral. Any loans with collectability concerns are subjected to a projected payoff valuation. The valuation is based on the expected future cash flows and/or the estimated fair value of the underlying collateral. The valuation is compared to the outstanding balance to determine the reserve needed for each loan. We may base our valuation on the fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We seek to mitigate the underlying foreign currency exposures with gains and losses on derivative contracts hedging these exposures. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable rate investments with comparable borrowings, but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. This section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates and foreign currency exchange rates. For more information, see Notes 12 and 17 to our consolidated financial statements.
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

	December 31, 2019		December 31, 2018
	Principal balance	Change in fair value	Principal balance	Change in fair value
Senior unsecured notes	$9,724,691	$(751,848)	$9,009,159	$(548,558)
Secured debt	1,814,229	(69,756)	1,639,983	(59,522)
Totals	$11,538,920	$(821,604)	$10,649,142	$(608,080)

Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At December 31, 2019, we had $3,470,584,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $34,706,000. At December 31, 2018, we had $2,683,553,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $26,836,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the year ended December 31, 2019, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $13,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value.  The following table summarizes the results of the analysis performed, excluding cross currency hedge activity (dollars in thousands):

	December 31, 2019		December 31, 2018
	Carrying value	Change in fair value	Carrying value	Change in fair value
Foreign currency exchange contracts	$26,767	$12,136	$23,620	$16,163
Debt designated as hedges	1,586,116	15,861	1,559,159	15,592
Totals	$1,612,883	$27,997	$1,582,779	$31,755

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Welltower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Real Property

Description of the Matter
At December 31, 2019, the Company’s net real property owned was approximately $30.3 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews its real property quarterly on a property-by-property basis to determine if facts and circumstances suggest that the real property may be impaired. If the undiscounted cash flows indicate that the real property will not be recoverable, the carrying value of the real property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.

Auditing the Company’s process to evaluate real property owned for impairment was complex due to the high degree of subjectivity in determining whether indicators of impairment were present for certain properties, and in determining the future undiscounted cash flows and estimated fair values, if necessary, of properties where indicators of impairment were determined to be present. In particular, the undiscounted cash flows and fair value estimates were sensitive to significant assumptions, including future rental revenues and operating expenses, capitalization rates, and anticipated hold period, which are affected by expectations about future market or economic conditions.

How We Addressed the
Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to evaluate real property owned for impairment. This included testing controls over the Company’s review of impairment indicators by property and management's review and approval of the significant assumptions described above.
To test the Company's evaluation of real property for impairment, we performed audit procedures that included, among others, assessing the methodologies used by management, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business and other relevant factors would affect the significant assumptions. In addition, we assessed the historical accuracy of the Company’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the undiscounted future cash flows and estimated fair values of the property that would result from changes in the significant assumptions.

Real Estate Acquisitions

Description of the Matter
During 2019, the Company completed approximately $4.0 billion of real estate acquisitions. As disclosed in Note 3 of the consolidated financial statements, the total purchase price for all properties acquired has been allocated to the related real estate acquired (tangible assets and identifiable intangible assets and liabilities) based upon their relative fair values.

Auditing the fair values allocated by management to the real estate acquired was complex because the fair value estimates were sensitive to significant assumptions, including comparable land sales, capitalization rates, discount rates, market rental rates and property operating data, which can be impacted by expectations about future market or economic conditions.

How We Addressed the
Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to account for real estate acquisitions, including controls over the Company’s review of the significant assumptions discussed above.
To test the fair values allocated to the real estate acquired, we performed audit procedures that included, among others, assessing the methodologies used by management and evaluating the significant assumptions used by the Company discussed above. We compared certain of management’s assumptions to external market data for similar properties and tested the clerical accuracy of the valuation models. We involved our valuation specialist in our evaluation of the significant assumptions used by the Company and the review of the valuation models.

/s/  Ernst & Young LLP

We have served as the Company’s auditor since 1970.
Toledo, Ohio
February 14, 2020

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	December 31, 2019	December 31, 2018
Assets
Real estate investments:
Real property owned:
Land and land improvements	$3,486,620	$3,205,091
Buildings and improvements	29,163,305	28,019,502
Acquired lease intangibles	1,617,051	1,581,159
Real property held for sale, net of accumulated depreciation	1,253,008	590,271
Construction in progress	507,931	194,365
Gross real property owned	36,027,915	33,590,388
Less accumulated depreciation and amortization	(5,715,459)	(5,499,958)
Net real property owned	30,312,456	28,090,430
Right of use assets, net	536,433	—
Real estate loans receivable, net of allowance	270,382	330,339
Net real estate investments	31,119,271	28,420,769
Other assets:
Investments in unconsolidated entities	583,423	482,914
Goodwill	68,321	68,321
Cash and cash equivalents	284,917	215,376
Restricted cash	100,849	100,753
Straight-line receivable	466,222	367,093
Receivables and other assets	757,748	686,846
Total other assets	2,261,480	1,921,303
Total assets	$33,380,751	$30,342,072

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$1,587,597	$1,147,000
Senior unsecured notes	10,336,513	9,603,299
Secured debt	2,990,962	2,476,177
Lease liabilities	473,693	70,668
Accrued expenses and other liabilities	1,009,482	1,034,283
Total liabilities	16,398,247	14,331,427

Redeemable noncontrolling interests	475,877	424,046

Equity:
Preferred stock	—	718,498
Common stock	411,005	384,465
Capital in excess of par value	20,190,107	18,424,368
Treasury stock	(78,955)	(68,499)
Cumulative net income	7,353,966	6,121,534
Cumulative dividends	(12,223,534)	(10,818,557)
Accumulated other comprehensive income (loss)	(112,157)	(129,769)
Other equity	12	294
Total Welltower Inc. stockholders’ equity	15,540,444	14,632,334
Noncontrolling interests	966,183	954,265
Total equity	16,506,627	15,586,599
Total liabilities and equity	$33,380,751	$30,342,072

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Resident fees and services	$3,448,175	$3,234,852	$2,779,423
Rental income	1,588,400	1,380,422	1,445,871
Interest income	63,830	55,814	73,811
Other income	20,901	29,411	17,536
Total revenues	5,121,306	4,700,499	4,316,641
Expenses:
Property operating expenses	2,690,042	2,433,017	2,083,925
Depreciation and amortization	1,027,073	950,459	921,720
Interest expense	555,559	526,592	484,622
General and administrative expenses	126,549	126,383	122,008
Loss (gain) on derivatives and financial instruments, net	(4,399)	(4,016)	2,284
Loss (gain) on extinguishment of debt, net	84,155	16,097	37,241
Provision for loan losses	18,690	—	62,966
Impairment of assets	28,133	115,579	124,483
Other expenses	52,612	112,898	177,776
Total expenses	4,578,414	4,277,009	4,017,025

Income from continuing operations before income taxes and other items	542,892	423,490	299,616
Income tax (expense) benefit	(2,957)	(8,674)	(20,128)
Income (loss) from unconsolidated entities	42,434	(641)	(83,125)
Gain (loss) on real estate dispositions, net	748,041	415,575	344,250
Income (loss) from continuing operations	1,330,410	829,750	540,613

Net income	1,330,410	829,750	540,613
Less: Preferred stock dividends	—	46,704	49,410
Less: Preferred stock redemption charge	—	—	9,769
Less: Net income (loss) attributable to noncontrolling interests(1)	97,978	24,796	17,839
Net income (loss) attributable to common stockholders	$1,232,432	$758,250	$463,595

Average number of common shares outstanding:
Basic	401,845	373,620	367,237
Diluted	403,808	375,250	369,001

Earnings per share:
Basic:
Income (loss) from continuing operations	$3.31	$2.22	$1.47
Net income (loss) attributable to common stockholders	$3.07	$2.03	$1.26

Diluted:
Income (loss) from continuing operations	$3.29	$2.21	$1.47
Net income (loss) attributable to common stockholders	$3.05	$2.02	$1.26
(1) Includes amounts attributable to redeemable noncontrolling interests
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,330,410	$829,750	$540,613

Other comprehensive income (loss):
Reclassification adjustment for write down of equity investment	—	—	(5,120)
Unrecognized actuarial gain (loss)	540	344	269
Foreign currency translation gain (loss)	161,915	(253,022)	337,433
Derivative and financial instruments designated as hedges gain (loss)	(131,120)	211,390	(252,168)
Total other comprehensive income (loss)	31,335	(41,288)	80,414

Total comprehensive income (loss)	1,361,745	788,462	621,027
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	111,701	1,812	40,187
Total comprehensive income (loss) attributable to common stockholders	$1,250,044	$786,650	$580,840
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY
WELLTOWER INC. AND SUBSIDIARIES

(in thousands)							Accumulated
			Capital in				Other
	Preferred	Common	Excess of	Treasury	Cumulative	Cumulative	Comprehensive	Other	Noncontrolling
	Stock	Stock	Par Value	Stock	Net Income	Dividends	Income (Loss)	Equity	Interests	Total
Balances at December 31, 2016	$1,006,250	$363,071	$16,999,691	$(54,741)	$4,803,575	$(8,144,981)	$(169,531)	$3,059	$475,079	$15,281,472
Comprehensive income:
Net income (loss)					522,774				20,819	543,593
Other comprehensive income (loss)							58,066		22,348	80,414
Total comprehensive income										624,007
Net change in noncontrolling interests			13,473						(15,941)	(2,468)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		402	21,494	(9,807)				(2,399)		9,690
Net proceeds from issuance of common stock		8,881	612,555							621,436
Redemption of equity membership units		91	5,465	(11)						5,545
Redemption of preferred stock	(287,500)		9,760		(9,769)					(287,509)
Conversion of preferred stock	(247)	4	243							—
Option compensation expense								10		10
Dividends paid:
Common stock dividends						(1,277,321)				(1,277,321)
Preferred stock dividends						(49,410)				(49,410)
Balances at December 31, 2017	718,503	372,449	17,662,681	(64,559)	5,316,580	(9,471,712)	(111,465)	670	502,305	14,925,452
Comprehensive income:
Net income (loss)					804,954				25,065	830,019
Other comprehensive income (loss)							(18,304)		(22,984)	(41,288)
Total comprehensive income										788,731
Net change in noncontrolling interests			(43,101)						449,879	406,778
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		188	28,277	(3,940)				(376)		24,149
Net proceeds from issuance of common stock		11,828	776,506							788,334
Conversion of preferred stock	(5)		5							—
Dividends paid:
Common stock dividends						(1,300,141)				(1,300,141)
Preferred stock dividends						(46,704)				(46,704)
Balances at December 31, 2018	718,498	384,465	18,424,368	(68,499)	6,121,534	(10,818,557)	(129,769)	294	954,265	15,586,599
Comprehensive income:
Net income (loss)					1,232,432				67,365	1,299,797
Other comprehensive income (loss)							17,612		13,440	31,052
Total comprehensive income										1,330,849
Net change in noncontrolling interests			3,583						(68,887)	(65,304)
Amounts related to issuance of common stock
from dividend reinvestment and stock
incentive plans, net of forfeitures		162	25,445	(10,456)				(282)		14,869
Net proceeds from issuance of common stock		13,666	1,030,925							1,044,591
Conversion of preferred stock	(718,498)	12,712	705,786							—
Dividends paid:
Common stock dividends						(1,404,977)				(1,404,977)
Balances at December 31, 2019	$—	$411,005	$20,190,107	$(78,955)	$7,353,966	$(12,223,534)	$(112,157)	$12	$966,183	$16,506,627

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$1,330,410	$829,750	$540,613
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,027,073	950,459	921,720
Other amortization expenses	16,827	17,000	16,521
Provision for loan losses	18,690	—	62,966
Impairment of assets	28,133	115,579	124,483
Stock-based compensation expense	25,047	27,646	19,102
Loss (gain) on derivatives and financial instruments, net	(4,399)	(4,016)	2,284
Loss (gain) on extinguishment of debt, net	84,155	16,097	37,241
Loss (income) from unconsolidated entities	(42,434)	641	83,125
Rental income in excess of cash received	(106,331)	(32,857)	(80,398)
Amortization related to above (below) market leases, net	(676)	2,608	357
Loss (gain) on real estate dispositions, net	(748,041)	(415,575)	(344,250)
Distributions by unconsolidated entities	—	21	116
Increase (decrease) in accrued expenses and other liabilities	(29,068)	70,762	26,811
Decrease (increase) in receivables and other assets	(63,418)	5,829	23,486
Net cash provided from (used in) operating activities	1,535,968	1,583,944	1,434,177

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(3,959,683)	(3,560,360)	(805,264)
Cash disbursed for capital improvements to existing properties	(328,824)	(266,183)	(250,276)
Cash disbursed for construction in progress	(323,488)	(160,706)	(232,715)
Capitalized interest	(15,272)	(7,905)	(13,489)
Investment in loans receivable	(119,699)	(112,048)	(101,216)
Principal collected on loans receivable	127,706	203,935	214,980
Other investments, net of payments	(8,282)	(44,535)	(44,094)
Contributions to unconsolidated entities	(279,631)	(136,854)	(114,365)
Distributions by unconsolidated entities	216,231	90,916	70,287
Proceeds from (payments on) derivatives	(8,499)	65,399	52,719
Proceeds from sales of real property	2,650,650	1,541,870	1,378,014
Net cash provided from (used in) investing activities	(2,048,791)	(2,386,471)	154,581

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	440,597	428,000	74,000
Proceeds from issuance of senior unsecured notes	3,974,559	2,824,176	7,500
Payments to extinguish senior unsecured notes	(3,335,290)	(1,450,000)	(5,000)
Net proceeds from the issuance of secured debt	343,696	45,447	241,772
Payments on secured debt	(284,433)	(362,841)	(1,144,346)
Net proceeds from the issuance of common stock	1,056,125	789,575	621,987
Redemption of preferred stock	—	—	(287,500)
Payments for deferred financing costs and prepayment penalties	(84,142)	(29,691)	(54,333)
Contributions by noncontrolling interests(1)	55,365	39,207	56,560
Distributions to noncontrolling interests(1)	(172,940)	(109,871)	(87,711)
Cash distributions to stockholders	(1,400,712)	(1,348,863)	(1,325,617)
Other financing activities	(15,675)	(6,771)	(10,839)
Net cash provided from (used in) financing activities	577,150	818,368	(1,913,527)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	5,310	(9,015)	26,852
Increase (decrease) in cash, cash equivalents and restricted cash	69,637	6,826	(297,917)
Cash, cash equivalents and restricted cash at beginning of period	316,129	309,303	607,220
Cash, cash equivalents and restricted cash at end of period	$385,766	$316,129	$309,303

Supplemental cash flow information:
Interest paid	$574,536	$501,404	$488,265
Income taxes paid	14,338	2,250	10,410
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure.  The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience.  Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing, post-acute communities and outpatient medical properties.
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
Revenue Recognition
For our Triple-net and Outpatient Medical segments, a significant source of our revenue is generated through leasing arrangements. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our Outpatient Medical portfolio typically include some form of operating expense reimbursement by the tenant. Certain payments made to operators are treated as lease incentives and amortized as a reduction of revenue over the lease term.
For our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and generally are recognized monthly as services are provided. Agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice. Management contracts are present in some of our joint venture agreements to provide asset and property management, leasing, marketing and other services.
Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risk.
We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from disposition of real estate when known.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Equity Securities
Equity securities are measured at fair value with gains and losses recognized in loss (gain) on derivatives and financial instruments, net in the Consolidated Statements of Comprehensive Income.
Redeemable Noncontrolling Interests
Certain noncontrolling interests are redeemable at fair value. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. If it is probable that the interests will be redeemed in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately one year. In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, in the balance sheet. At December 31, 2019, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $475,877,000 by $14,953,000.
We entered into certain DownREIT partnerships which give a real estate seller the ability to exchange its property on a tax deferred basis for equity membership interests (“OP units”). The OP units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.
Real Property Owned
Real estate acquisitions are generally classified as asset acquisitions for which we record tangible assets and identifiable intangible assets and liabilities at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. Tangible assets primarily consist of land, buildings and improvements.
Identifiable intangible assets and liabilities consist primarily of the above or below market component of in-place leases and the value associated with the presence of in-place leases. The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in other liabilities in the balance sheet and are amortized to rental income over the remaining terms of the respective leases or lease-up period.
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values for in-place tenants based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The total amount of other intangible assets acquired is further allocated to in-place lease values for in-place residents with such value representing (i) value associated with lost revenue related to tenant reimbursable operating costs that would be incurred in an assumed re-leasing period, and (ii) value associated with lost rental revenue from existing leases during an assumed re-leasing period. This intangible asset is amortized over the remaining life of the lease or the assumed re-leasing period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset and the existence of a master lease which may link the cash flows of an individual asset to a larger portfolio of assets leased to the same tenant. If these factors and the projected undiscounted cash flows of the assets over the remaining depreciation period indicate that the assets will not be recoverable, the carrying value is reduced to the estimated fair market value. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and health care industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us. Additionally, properties that meet the held for sale criteria are recorded at the lessor of fair value less costs to sell or the carrying value.
Expenditures for repairs and maintenance are expensed as incurred.
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
Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance, or for non real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks.
In Substance Real Estate Investments
We provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying loan classification are presented as real estate loans receivable and result in the recognition of interest income. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments and presented as investments in unconsolidated entities and are accounted for using the equity method. The classification of each arrangement as either a real estate loan receivable or investment in unconsolidated entity involves judgment and relies on various factors, including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guarantees, estimated fair value of the collateral, and significance of borrower equity in the project, among others. The classification of such arrangements is performed at inception, and periodically reassessed when significant changes occur in the circumstances or conditions described above.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
 Fair Value of Derivative Instruments
Derivatives are recorded at fair value on the balance sheet as assets or liabilities. The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values of our derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of our forward exchange contracts are estimated by pricing models that consider foreign currency spot rates, forward trade rates and discount rates. Such amounts and the recognition of such amounts are subject to significant estimates that may change in the future. See Note 12 for additional information.
Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the IRC, commencing with our first taxable year, and made no provision for U.S. federal income tax purposes prior to our acquisition of our taxable REIT subsidiaries (“TRSs”). As a result of these as well as subsequent acquisitions, we now record income tax expense or benefit with respect to certain of our entities that are taxed as TRSs under provisions similar to those applicable to regular corporations and not under the REIT provisions. We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. See Note 19 for additional information.
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
In July 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-11 "Leases (Topic 842): Targeted Improvements" that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) allows lessors to elect, as a practical expedient, to not separate lease and non-lease components in

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a contract, and instead to account for as a single lease component, if certain criteria are met. This practical expedient causes an entity to assess whether a contract is predominantly lease or service-based and recognize the entire contract under the relevant accounting guidance (e.g. predominantly lease-based would be accounted for under ASC 842 and predominantly service-based would be accounted for under ASU 2014-09, "Revenue from Contracts with Customers (ASC 606)"). For the year ended December 31, 2018, we recognized revenue for our Seniors Housing Operating resident agreements in accordance with the provisions of the prior lease guidance, ASC 840, "Leases". Upon adoption of ASC 842, we elected the lessor practical expedient described above and recognized our revenue for our Seniors Housing Operating segment based upon the predominant component, generally the non-lease service component. Therefore, beginning on January 1, 2019, we accounted for the majority of such resident agreements under ASC 606. The timing and pattern of revenue recognition is substantially the same as that prior to adoption.
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
For leases in which the Company is the lessee, primarily consisting of ground leases and various office and equipment leases, we recognized upon adoption a right of use asset of $509,386,000 which included the present value of minimum leases payments, existing above and/or below market lease intangible values and existing straight-line rent liabilities associated with such leases. We also recognized operating lease liabilities of $357,070,000. The standard did not materially impact our Consolidated Statements of Comprehensive Income or our Consolidated Statement of Cash Flows. See Note 6 for additional details.
In 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans receivable, and other instruments. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the new leases standard from the scope of the new credit loss standard. ASU 2016-13 is effective for the Company on January 1, 2020.
We have continued our implementation efforts, including data collection and processing, model development and validation, and establishment of the governance and control processes. We currently do not believe that the adoption of this new guidance will have a material impact on our consolidated financial statements.
3. Real Property Acquisitions and Development
The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets and liabilities at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments. Transaction costs primarily represent costs incurred with acquisitions, including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price and all other non-capitalizable costs are reflected in other expenses on our Consolidated Statement of Comprehensive Income.
The following tables summarize our real property investment activity by segment for the years ended December 31, 2019, 2018 and 2017 (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$154,470	$24,097	$293,933	$472,500
Buildings and improvements	1,518,748	203,282	1,954,928	3,676,958
Acquired lease intangibles	76,009	—	183,921	259,930
Real property held for sale	17,435	—	—	17,435
Construction in progress	36,174	—	—	36,174
Right of use assets, net	—	—	58,377	58,377
Receivables and other assets	15,634	—	1,586	17,220
Total assets acquired(1)	1,818,470	227,379	2,492,745	4,538,594
Secured debt	(194,408)	—	(206,754)	(401,162)
Lease liabilities	—	—	(47,740)	(47,740)
Accrued expenses and other liabilities	(12,024)	—	(32,893)	(44,917)
Total liabilities assumed	(206,432)	—	(287,387)	(493,819)
Noncontrolling interests(2)	(67,987)	(4,015)	(1,201)	(73,203)
Non-cash acquisition related activity(3)	(11,889)	—	—	(11,889)
Cash disbursed for acquisitions	1,532,162	223,364	2,204,157	3,959,683
Construction in progress additions	227,018	61,414	60,884	349,316
Capitalized interest	(8,889)	(2,385)	(3,998)	(15,272)
Foreign currency translation	(8,643)	(878)	—	(9,521)
Accruals(4)	—	—	(1,035)	(1,035)
Cash disbursed for construction in progress	209,486	58,151	55,851	323,488
Capital improvements to existing properties	260,413	17,426	50,985	328,824
Total cash invested in real property, net of cash acquired	$2,002,061	$298,941	$2,310,993	$4,611,995
(1) Excludes $2,090,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Relates to the acquisition of assets previously recognized as investments in unconsolidated entities.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

	Year Ended December 31, 2018
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$51,440	$413,588	$77,239	$542,267
Buildings and improvements	621,731	2,242,884	478,740	3,343,355
Acquired lease intangibles	69,504	9,690	50,813	130,007
Real property held for sale	—	396,265	22,032	418,297
Receivables and other assets	1,492	1,354	1,185	4,031
Total assets acquired(1)	744,167	3,063,781	630,009	4,437,957
Secured debt	(134,752)	—	(169,156)	(303,908)
Accrued expenses and other liabilities	(18,463)	(13,199)	(14,896)	(46,558)
Total liabilities assumed	(153,215)	(13,199)	(184,052)	(350,466)
Noncontrolling interests(2)	(14,390)	(512,741)	—	(527,131)
Cash disbursed for acquisitions	576,562	2,537,841	445,957	3,560,360
Construction in progress additions	82,621	55,558	26,565	164,744
Capitalized interest	(3,190)	(2,238)	(2,477)	(7,905)
Foreign currency translation	3,934	272	—	4,206
Accruals(3)	—	—	(339)	(339)
Cash disbursed for construction in progress	83,365	53,592	23,749	160,706
Capital improvements to existing properties	201,001	10,046	55,136	266,183
Total cash invested in real property, net of cash acquired	$860,928	$2,601,479	$524,842	$3,987,249
(1) Excludes $395,397,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$42,525	$33,416	$40,565	$116,506
Buildings and improvements	428,777	248,459	159,643	836,879
Acquired lease intangibles	63,912	—	24,014	87,926
Receivables and other assets	3,959	—	10	3,969
Total assets acquired(1)	539,173	281,875	224,232	1,045,280
Secured debt	—	—	(25,708)	(25,708)
Accrued expenses and other liabilities	(46,301)	(21,236)	(3,181)	(70,718)
Total liabilities assumed	(46,301)	(21,236)	(28,889)	(96,426)
Noncontrolling interests(2)	(4,701)	(7,275)	(9,080)	(21,056)
Non-cash acquisition related activity(3)	(67,633)	(54,901)	—	(122,534)
Cash disbursed for acquisitions	420,538	198,463	186,263	805,264
Construction in progress additions	84,874	120,797	37,094	242,765
Capitalized interest	(9,106)	(4,713)	(2,406)	(16,225)
Foreign currency translation	(6,830)	(610)	—	(7,440)
Accruals(4)	—	—	13,615	13,615
Cash disbursed for construction in progress	68,938	115,474	48,303	232,715
Capital improvements to existing properties	185,473	19,989	44,814	250,276
Total cash invested in real property, net of cash acquired	$674,949	$333,926	$279,380	$1,288,255
(1) Excludes $6,591,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) For the Seniors Housing Operating segment, includes $59,665,000 related to the acquisition of assets previously financed as investments in unconsolidated entities and $7,968,000 related to the acquisition of assets previously financed as loans receivable. For the Triple-net segment, amount is related to the acquisition of assets previously financed as loans receivable.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Development projects:
Seniors Housing Operating	$28,117	$86,931	$3,634
Triple-net	—	90,055	283,472
Outpatient Medical	21,006	11,358	63,036
Total development projects	49,123	188,344	350,142
Expansion projects	—	20,029	10,336
Total construction in progress conversions	$49,123	$208,373	$360,478

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2019	December 31, 2018
Assets:
In place lease intangibles	$1,513,836	$1,410,725
Above market tenant leases	59,540	63,935
Below market ground leases(1)	—	64,513
Lease commissions	43,675	41,986
Gross historical cost	1,617,051	1,581,159
Accumulated amortization	(1,181,158)	(1,197,336)
Net book value	$435,893	$383,823

Weighted-average amortization period in years	10.3	16.0

Liabilities:
Below market tenant leases	$99,035	$81,676
Above market ground leases(1)	—	8,540
Gross historical cost	99,035	90,216
Accumulated amortization	(49,390)	(44,266)
Net book value	$49,645	$45,950

Weighted-average amortization period in years	8.6	14.7

(1) Effective on January 1, 2019 with the adoption of ASC 842, above and below market ground lease intangibles are reported within the right of use assets, net line on the Consolidated Balance Sheet.
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Rental income related to (above)/below market tenant leases, net	$508	$(1,269)	$875
Depreciation and amortization related to in place lease intangibles and lease commissions	(135,047)	(122,515)	(145,132)

The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2020	$119,973	$9,498
2021	59,824	8,529
2022	40,802	7,758
2023	34,803	5,483
2024	27,415	3,362
Thereafter	153,076	15,015
Totals	$435,893	$49,645

5. Dispositions and Real Property Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, relationship or geography). During the year ended December 31, 2019, we disposed of our Benchmark Senior Living portfolio for a gross sale price of $1.8 billion and a gain on sale of $520 million.
At December 31, 2019, 18 Seniors Housing Operating, 11 Triple-net and 42 Outpatient Medical properties with an aggregate net real estate balance of $1,253,008,000 were classified as held for sale for which we expect gross sales proceeds of approximately $1,960,685,000. In addition to the real property balances held for sale, secured debt of $112,589,000 and net other assets and liabilities of $25,194,000 are included in the Consolidated Balance Sheet related to held for sale properties. During the year ended December 31, 2019, we recorded net impairment charges of $13,130,000 related to certain held for sale properties for which the carrying value exceeded the fair values, less estimated costs to sell, and $15,003,000 related to five held for use properties for which the carrying value exceeded the sum of the future undiscounted cash flows. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Real property dispositions:
Seniors Housing Operating	$1,232,816	$36,627	$74,832
Triple-net	667,632	835,093	916,689
Outpatient Medical	482	253,397	19,697
Total dispositions	1,900,930	1,125,117	1,011,218
Gain (loss) on sales of real property, net	748,041	415,575	344,250
Net other assets (liabilities) disposed	1,679	1,178	22,546
Proceeds from real property sales	$2,650,650	$1,541,870	$1,378,014

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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Revenues:
Total revenues	$449,080	$665,384	$769,835
Expenses:
Interest expense	4,924	6,617	12,458
Property operating expenses	257,510	383,907	374,370
Provision for depreciation	65,698	109,674	153,009
Total expenses	328,132	500,198	539,837
Income (loss) from real estate dispositions, net	$120,948	$165,186	$229,998

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
We sublease certain real estate to a third party. Our sublease portfolio consists of a finance lease with Genesis HealthCare for seven buildings.
The components of lease expense were as follows for the period presented (in thousands):

	Classification	Year Ended December 31, 2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$25,166
Non-real estate investment lease expense	General and administrative expenses	1,654
Finance lease cost:
Amortization of leased assets	Property operating expenses	7,795
Interest on lease liabilities	Interest expense	4,748
Sublease income	Rental income	(4,173)
Total		$35,190
(1) Includes short-term leases which are immaterial.

Maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$23,356	$9,121
2021	23,322	8,786
2022	22,147	8,149
2023	22,117	69,182
2024	21,294	1,419
Thereafter	1,073,396	89,678
Total lease payments	1,185,632	186,335
Less: Imputed interest	(820,829)	(77,445)
Total present value of lease liabilities	$364,803	$108,890

Supplemental balance sheet information related to leases was as follows as of December 31, 2019 (in thousands, except lease terms and discount rate):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Classification	December 31, 2019
Right of use assets:
Operating leases - real estate	Right of use assets, net	$374,217
Finance leases - real estate	Right of use assets, net	162,216
Real estate right of use assets, net		536,433
Operating leases - non-real estate investments	Receivables and other assets	12,474
Total right of use assets, net		$548,907

Lease liabilities:
Operating leases		$364,803
Financing leases		108,890
Total lease liabilities		$473,693

Weighted average remaining lease term (years):
Operating leases		46.0
Finance leases		15.9

Weighted average discount rate:
Operating leases		5.00%
Finance leases		5.18%

Supplemental cash flow information related to leases was as follows for the date indicated (in thousands):

	Classification	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$6,397
Operating cash flows from operating leases	Increase (decrease) in accrued expenses and other liabilities	(5,489)
Operating cash flows from finance leases	Decrease (increase) in receivables and other assets	10,732
Financing cash flows from finance leases	Other financing activities	(3,401)

Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our Outpatient Medical portfolio typically include some form of operating expense reimbursement by the tenant. We recognized $1,588,400,000 of rental and other revenues related to operating leases, of which $200,564,000 was for variable lease payments, for the year ended December 31, 2019, which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. The following table sets forth the future minimum lease payments receivable for leases in effect at December 31, 2019 (excluding properties in our Seniors Housing Operating portfolio and excluding any operating expense reimbursements) (in thousands):

2020	$1,430,978
2021	1,384,721
2022	1,346,917
2023	1,302,601
2024	1,265,988
Thereafter	9,026,163
Totals	$15,757,368

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Loans Receivable
The following is a summary of our loans receivable (in thousands):

	Year Ended December 31,
	2019	2018
Mortgage loans	$188,062	$317,443
Other real estate loans	124,696	81,268
Allowance for losses on real estate loans receivable	(42,376)	(68,372)
Real estate loans receivable, net of allowance	270,382	330,339
Non real estate loans	362,850	282,443
Allowance for losses on non real estate loans receivable	(25,996)	—
Non real estate loans receivable, net of allowance(1)	336,854	282,443
Total loans receivable, net of allowance	$607,236	$612,782

 (1) Included in receivables and other assets on the Consolidated Balance Sheets

The following is a summary of our loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Advances on loans receivable:
Investments in new loans	$46,824	$77,289	$61,122
Draws on existing loans	72,875	34,759	40,094
Net cash advances on loans receivable	119,699	112,048	101,216
Receipts on loans receivable:
Loan payoffs	118,703	144,700	181,549
Principal payments on loans	9,003	59,235	33,431
Net cash receipts on loans	127,706	203,935	214,980
Net cash advances (receipts) on loans	$(8,007)	$(91,887)	$(113,764)

In 2016, we restructured real estate loans with Genesis Healthcare and recorded a loan loss charge in the amount of $6,935,000 on one of the loans as the present value of expected future cash flows was less than the carrying value of the loan. During 2017, we recorded an additional loan loss charge of $62,966,000 relating to real estate loans receivable from Genesis HealthCare based on an estimation of future cash flows discounted at the effective interest rate of the loans. In 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for and eventually wrote off certain Triple-net real estate loans receivable that were no longer deemed collectible. In the fourth quarter of 2019 one of the Genesis Healthcare real estate loans transitioned to a non real estate loan due to the sale of the underlying properties that served as collateral for the loan. As of December 31, 2019, the total allowance for loan loss balance of $68,372,000 is deemed to be sufficient to absorb expected losses. In addition, at December 31, 2019, we had one real estate loan with an outstanding balance of $2,534,000 on non-accrual status. No provision for loan loss has been recorded for this loan given the underlying collateral value. The following is a summary of the allowance for losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$68,372	$68,372	$6,563
Provision for loan losses	18,690	—	62,966
Charge-offs	(18,690)	—	—
Change in present value	—	—	(1,157)
Balance at end of year	$68,372	$68,372	$68,372

The following is a summary of our impaired loans (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Balance of impaired loans at end of year	$188,018	$189,272	$282,882
Allowance for loan losses	(68,372)	(68,372)	(68,372)
Balance of impaired loans not reserved	$119,646	$120,900	$214,510
Average impaired loans for the year	$192,728	$236,077	$330,216
Interest recognized on impaired loans(1)	16,235	17,241	27,793
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

	Percentage Ownership(1)	December 31, 2019	December 31, 2018
Seniors Housing Operating	10% to 50%	$463,741	$344,982
Triple-net	10% to 34%	7,740	34,284
Outpatient Medical	43% to 50%	111,942	103,648
Total		$583,423	$482,914
(1) Excludes ownership of in-substance real estate.

We own 34% of Sunrise Senior Living Management, Inc. ("Sunrise"), who provides comprehensive property management and accounting services with respect to certain of our Seniors Housing Operating properties that Sunrise operates. We pay Sunrise annual management fees pursuant to long-term management agreements. Our management agreements have initial terms expiring through December 2034 plus, if applicable, optional renewal periods ranging from an additional 5 to 15 years depending on the property. The management fees payable to Sunrise under the management agreements include a fee based on a percentage of revenues generated by the applicable properties plus, if applicable, positive or negative adjustments based on specified performance targets. For the years ended December 31, 2019, 2018 and 2017, we recognized fees to Sunrise of $41,200,000, $36,378,000 and $37,573,000, respectively, which are reflected within property operating expenses in our Consolidated Statements of Comprehensive Income.
During the year ended December 31, 2019, we sold our interest in a Seniors Housing Operating joint venture and recognized a gain of $38,681,000 in income (loss) from unconsolidated entities in our Consolidated Statements of Comprehensive Income.
At December 31, 2019, the aggregate unamortized basis difference of our joint venture investments of $101,275,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the entity. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans totaling $165,193,000 related to seven properties as of December 31, 2019 for the development and construction of certain properties which are classified as in substance real estate investments. We believe that such borrowers typically represent variable interest entities (“VIE” or VIE’s”) in accordance with ASC 810 Consolidation. VIE’s are required to be consolidated by their Primary Beneficiary (“PB”) which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the PB of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments the arrangements have been classified as in substance real estate investments. We expect to fund an additional $139,472,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the year ended December 31, 2019, excluding our share of NOI in unconsolidated entities (dollars in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	165	$342,595	14%
ProMedica	218	215,083	9%
Revera(3)	94	146,451	6%
Genesis HealthCare	54	119,928	5%
Belmont Village	21	76,354	3%
Remaining portfolio	1,026	1,530,853	63%
Totals	1,578	$2,431,264	100%
(1) Genesis HealthCare and ProMedica are in our Triple-net segment. Sunrise Senior Living, Revera and Belmont Village are in our Seniors Housing Operating segment.
(2) NOI with our top five relationships comprised 38% of total NOI for the year ending December 31, 2018.
(3) Revera owns a controlling interest in Sunrise Senior Living. For the year ended December 31, 2019, we recognized $1,219,253,000 of revenue from properties managed by Sunrise Senior Living.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At December 31, 2019, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility ($945,000,000 outstanding at December 31, 2019), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2019). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (2.59% at December 31, 2019). The applicable margin is based on our debt ratings and was 0.825% at December 31, 2019. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at December 31, 2019. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of December 31, 2019, there was a balance of $642,597,000 outstanding on the commercial paper program ($643,600,000 in principal outstanding net of an unamortized discount of $1,003,000), which reduces the borrowing capacity on the unsecured revolving credit facility. The notes bear interest at various floating rates with a weighted average of 2.16% as of December 31, 2019 and a weighted average maturity of 26 days as of December 31, 2019.
The following information relates to aggregate borrowings under the primary unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance outstanding at year end	$1,588,600	$1,147,000	$719,000
Maximum amount outstanding at any month end	$2,880,000	$2,148,000	$1,010,000
Average amount outstanding (total of daily principal balances
divided by days in period)	$1,376,813	$950,581	$597,422
Weighted-average interest rate (actual interest expense divided
by average borrowings outstanding)	2.84%	3.07%	2.02%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (1) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (2) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. At December 31, 2019, the annual principal payments due on these debt obligations were as follows (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2020	$—	$354,329	$354,329
2021	—	439,176	439,176
2022	10,000	421,876	431,876
2023(4,5)	1,792,871	467,378	2,260,249
2024	1,350,000	304,533	1,654,533
Thereafter(6,7,8)	7,274,691	1,006,050	8,280,741
Totals	$10,427,562	$2,993,342	$13,420,904
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 2.40% to 6.50%.
(3) Annual interest rates range from 1.25% to 12.00%. Carrying value of the properties securing the debt totaled $6,550,033,000 at December 31, 2019.
(4) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $192,871,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2019). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (2.93% at December 31, 2019).
(5) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (2.66% at December 31, 2019).
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $231,446,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2019).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $729,795,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2019).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $663,450,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2019).
The following is a summary of our senior unsecured note principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$9,699,984	4.48%	$8,417,447	4.31%	$8,260,038	4.25%
Debt issued	3,987,790	3.34%	2,850,000	4.57%	7,500	1.97%
Debt extinguished	(3,335,290)	4.39%	(1,450,000)	3.46%	(5,000)	1.83%
Foreign currency	75,078	4.22%	(117,463)	4.16%	154,909	4.29%
Ending balance	$10,427,562	4.03%	$9,699,984	4.48%	$8,417,447	4.31%

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,485,711	3.90%	$2,618,408	3.76%	$3,465,066	4.09%
Debt issued	343,696	3.11%	45,447	3.40%	241,772	2.82%
Debt assumed	385,145	4.34%	292,887	4.64%	23,094	6.67%
Debt extinguished	(230,108)	4.35%	(306,553)	5.36%	(1,080,268)	5.25%
Debt deconsolidated	—	—%	—	—%	(60,000)	3.80%
Principal payments	(54,325)	3.75%	(56,288)	3.91%	(64,078)	4.34%
Foreign currency	63,223	3.28%	(108,190)	3.33%	92,822	3.16%
Ending balance	$2,993,342	3.63%	$2,485,711	3.90%	$2,618,408	3.76%

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2019, we were in compliance with all of the covenants under our debt agreements.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Derivative Instruments
We are exposed to, among other risks, the impact of changes in foreign currency exchange rates as a result of our non-U.S. investments and interest rate risk related to our capital structure. Our risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes foreign currency forward contracts, cross currency swap contracts, interest rate swaps, interest rate locks and debt issued in foreign currencies to offset a portion of these risks.
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
Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest rate payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to the Consolidated Statements of Comprehensive Income.
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
During the years ended December 31, 2019, 2018, and 2017 we settled certain net investment hedges generating cash proceeds of $6,716,000, $70,897,000, and $52,719,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings when the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	December 31, 2019	December 31, 2018
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$725,000	$575,000
Denominated in Pounds Sterling	£1,340,708	£890,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S. Dollars(1)	$1,188,250	$—

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$405,819	$405,819
Forward purchase contracts denominated in Canadian Dollars	$—	$(325,000)
Forward sales contracts denominated in Canadian Dollars	$—	$405,000
Forward purchase contracts denominated in Pounds Sterling	£(125,000)	£(350,000)
Forward sales contracts denominated in Pounds Sterling	£125,000	£350,000
(1) At December 31, 2019 the maximum maturity date was July 15, 2021.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
	Location	December 31, 2019	December 31, 2018	December 31, 2017
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$26,419	$12,271	$(2,476)
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(2,310)	$5,233	$(49)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(131,120)	$211,390	$(252,168)

13. Commitments and Contingencies
At December 31, 2019, we had 13 outstanding letter of credit obligations totaling $47,180,000 and expiring between 2020 and 2024. At December 31, 2019, we had outstanding construction in process of $507,931,000 and were committed to providing additional funds of approximately $446,633,000 to complete construction. Purchase obligations at December 31, 2019, include $261,000,000 representing a definitive agreement to acquire outpatient medical facilities in 2020. Purchase obligations also include $19,925,000 of contingent obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property. During the year ended December 31, 2017, we finalized an agreement with the University of Toledo Foundation to transfer our corporate headquarters as a gift and recognized an expense of $40,730,000.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	December 31, 2019	December 31, 2018
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	14,375,000
Outstanding shares	—	14,369,965
Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	411,550,857	384,849,236
Outstanding shares	410,256,615	383,674,603
Preferred Stock
The following is a summary of our preferred stock activity during the periods presented:

	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	14,369,965	6.50%	14,370,060	6.50%	25,875,000	6.50%
Shares redeemed	—	—%	—	—%	(11,500,000)	6.50%
Shares converted	(14,369,965)	6.50%	(95)	6.50%	(4,940)	6.50%
Ending balance	—	—%	14,369,965	6.50%	14,370,060	6.50%

During the year ended December 31, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock. In addition, during the year ended December 31, 2017, we recognized a charge of $9,769,000 in connection with the redemption of the Series J preferred stock.
Common Stock
In February 2019, we entered into separate amended and restated equity distribution agreements whereby we can offer and sell up to $1,500,000,000 aggregate amount of our common stock ("Equity Shelf Program"). The Equity Shelf Program also allows us to enter into forward sale agreements. As of December 31, 2019, we had $1,075,537,000 of remaining capacity under the Equity Shelf Program, which excludes forward sales agreements outstanding for the sale of 4,935,804 shares with maturity dates in 2020 and 2021. We expect to physically settle the forward sales for cash proceeds. The following is a summary of our common stock activity during the periods indicated (dollars in thousands, except average price amounts):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2017 Dividend reinvestment plan issuances	5,640,008	$70.13	$395,526	$394,639
2017 Option exercises	252,979	51.16	12,942	12,942
2017 Equity Shelf Program issuances	2,986,574	72.30	215,917	214,406
2017 Preferred stock conversions	4,300		—	—
2017 Redemption of equity membership units	91,180		—	—
2017 Stock incentive plans, net of forfeitures	154,337		—	—
2017 Totals	9,129,378		$624,385	$621,987

2018 Dividend reinvestment plan issuances	6,529,417	$65.55	$428,009	$423,075
2018 Option exercises	56,960	42.66	2,430	2,430
2018 Equity Shelf Program issuances	5,241,349	69.95	366,640	364,070
2018 Preferred stock conversions	83		—	—
2018 Stock incentive plans, net of forfeitures	115,243		—	—
2018 Totals	11,943,052		$797,079	$789,575

2019 Dividend reinvestment plan issuances	5,798,979	$77.18	$447,559	$443,929
2019 Option exercises	10,736	51.32	551	551
2019 Equity Shelf Program issuances	7,855,956	78.15	613,948	611,645
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	203,889		—	—
2019 Totals	26,582,012		$1,062,058	$1,056,125

Dividends
The increase in dividends is primarily attributable to increases in our common shares outstanding, offset by the conversion and redemption of the Series I and Series J preferred stock, as described above. Please refer to Note 19 for information related to federal income tax of dividends. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Common Stock	$3.4800	$1,404,977	$3.4800	$1,300,141	$3.4800	$1,277,321
Series I Preferred Stock	—	—	3.2500	46,704	3.2500	46,711
Series J Preferred Stock	—	—	—	—	0.2347	2,699
Totals		$1,404,977		$1,346,845		$1,326,731

Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

	December 31, 2019	December 31, 2018
Foreign currency translation	$(719,814)	$(868,006)
Derivative and financial instruments designated as hedges	607,657	738,777
Actuarial losses	—	(540)
Total accumulated other comprehensive loss	$(112,157)	$(129,769)

15. Stock Incentive Plans
In May 2016, our shareholders approved the 2016 Long-Term Incentive Plan (“2016 Plan”), which authorized up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after May 5, 2016 are issued out of the 2016 Plan. The awards granted under the Amended and Restated 2005 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years.
Under our long-term incentive plan, certain restricted stock awards are market, performance and time-based. For market and performance based awards, we will grant a target number of restricted stock units, with the ultimate award determined by the total

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes compensation expense (a component of general and administrative expenses and property operating expenses) recognized for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	$—	$—	$10
Restricted stock	25,047	27,646	19,092
	$25,047	$27,646	$19,102

Restricted Stock
The fair value of the restricted stock is equal to the market price of the company’s common stock on the date of grant and is amortized over the vesting periods. As of December 31, 2019, there was $30,755,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of two years. The following table summarizes information about non-vested restricted stock incentive awards as of and for the year ended December 31, 2019:

	Restricted Stock
	Number of Shares (000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2018	1,220	$62.56
Vested	(364)	52.15
Granted	367	85.80
Terminated	(117)	66.25
Non-vested at December 31, 2019	1,106	$70.26

16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator for basic and diluted earnings per share -
net income attributable to common stockholders	$1,232,432	$758,250	$463,595

Denominator for basic earnings per share - weighted average shares	401,845	373,620	367,237
Effect of dilutive securities:
Employee stock options	—	9	47
Non-vested restricted shares	835	512	482
Redeemable shares	1,112	1,096	1,235
Employee stock purchase program	16	13	—
Dilutive potential common shares	1,963	1,630	1,764
Denominator for diluted earnings per share - adjusted weighted average shares	403,808	375,250	369,001

Basic earnings per share	$3.07	$2.03	$1.26
Diluted earnings per share	$3.05	$2.02	$1.26

As of December 31, 2018 and December 31, 2017, the Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the calculations as the effect of the conversions were anti-dilutive. As of December 31, 2019, forward sales agreements outstanding for the sale of 4,935,804 shares of common stock were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined below:
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Mortgage Loans, Other Real Estate Loans and Non Real Estate Loans Receivable — The fair value of mortgage loans, other real estate loans and non real estate loans receivable is generally estimated by using Level 2 and Level 3 inputs such as discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Cash and Cash Equivalents and Restricted Cash — The carrying amount approximates fair value.
Equity Securities — Equity securities are recorded at their fair value based on Level 1 publicly available trading prices.
Borrowings Under Primary Unsecured Credit Facility and Commercial Paper Program — The carrying amount of the primary unsecured credit facility and commercial paper program approximates fair value because the borrowings are interest rate adjustable.
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
Foreign Currency Forward Contracts, Interest Rate Swaps and Cross Currency Swaps — Foreign currency forward contracts, interest rate swaps and cross currency swaps are recorded in other assets or other liabilities on the balance sheet at fair value that is derived from observable market data, including yield curves and foreign exchange rates (all of our derivative instruments are Level 2).
Redeemable OP Unitholder Interests — Our redeemable OP unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs. The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows as of the dates presented (in thousands):

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$145,686	$150,217	$249,071	$257,337
Other real estate loans receivable	124,696	128,512	81,268	82,742
Equity securities	15,685	15,685	11,286	11,286
Cash and cash equivalents	284,917	284,917	215,376	215,376
Restricted cash	100,849	100,849	100,753	100,753
Non real estate loans receivable	336,854	379,239	282,443	384,150
Foreign currency forward contracts, interest rate swaps and cross currency swaps	18,554	18,554	94,729	94,729

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper	$1,587,597	$1,587,597	$1,147,000	$1,147,000
Senior unsecured notes	10,336,513	11,400,571	9,603,299	10,043,797
Secured debt	2,990,962	3,041,893	2,476,177	2,499,130
Foreign currency forward contracts, interest rate swaps and cross currency swaps	53,601	53,601	71,109	71,109

Redeemable OP unitholder interests	$121,440	$121,440	$103,071	$103,071

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

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Equity securities	$15,685	$15,685	$—	$—
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability)(1)	(35,047)	—	(35,047)	—
Redeemable OP unitholder interests	121,440	—	121,440	—
Totals	$102,078	$15,685	$86,393	$—

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
18. Segment Reporting
We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include seniors apartments, assisted living, independent living/continuing care retirement communities, independent support living (Canada), care homes with and without nursing (U.K.) and combinations thereof that are owned and/or operated through RIDEA structures (see Note 19). Our Triple-net properties include the property types described above as well as long-term/post-acute care facilities. Under the Triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our Outpatient Medical properties include outpatient medical buildings which are typically leased to multiple tenants and generally require a certain level of property management by us.
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
Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

Year Ended December 31, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,448,175	$—	$—	$—	$3,448,175
Rental income	—	903,798	684,602	—	1,588,400
Interest income	36	62,599	1,195	—	63,830
Other income	8,658	6,246	2,031	3,966	20,901
Total revenues	3,456,869	972,643	687,828	3,966	5,121,306

Property operating expenses	2,417,349	53,900	218,793	—	2,690,042
Consolidated net operating income	1,039,520	918,743	469,035	3,966	2,431,264

Depreciation and amortization	553,189	232,626	241,258	—	1,027,073
Interest expense	67,983	12,892	13,411	461,273	555,559
General and administrative expenses	—	—	—	126,549	126,549
Loss (gain) on derivatives and financial instruments, net	—	(4,399)	—	—	(4,399)
Loss (gain) on extinguishment of debt, net	1,614	—	—	82,541	84,155
Provision for loan losses	—	18,690	—	—	18,690
Impairment of assets	2,145	11,926	14,062	—	28,133
Other expenses	26,348	13,771	1,788	10,705	52,612
Income (loss) from continuing operations before income taxes and other items	388,241	633,237	198,516	(677,102)	542,892
Income tax (expense) benefit	6,246	(4,209)	(2,710)	(2,284)	(2,957)
(Loss) income from unconsolidated entities	12,388	22,985	7,061	—	42,434
Gain (loss) on real estate dispositions, net	528,747	218,322	972	—	748,041
Income (loss) from continuing operations	935,622	870,335	203,839	(679,386)	1,330,410
Net income (loss)	$935,622	$870,335	$203,839	$(679,386)	$1,330,410

Total assets	$15,784,898	$9,434,817	$7,991,521	$169,515	$33,380,751

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2018:	Seniors Housing Operating	Triple-net		Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,234,852	$—		$—	$—	$3,234,852
Rental income	—	828,865		551,557	—	1,380,422
Interest income	578	54,926		310	—	55,814
Other income	5,024	17,173		4,939	2,275	29,411
Total revenues	3,240,454	900,964		556,806	2,275	4,700,499

Property operating expenses	2,255,432	915		176,670	—	2,433,017
Consolidated net operating income	985,022	900,049		380,136	2,275	2,267,482

Depreciation and amortization	529,449	235,480		185,530	—	950,459
Interest expense	69,060	14,225		7,051	436,256	526,592
General and administrative expenses	—	—		—	126,383	126,383
Loss (gain) on derivatives and financial instruments, net	—	(4,016)		—	—	(4,016)
Loss (gain) on extinguishment of debt, net	110	(32)		11,928	4,091	16,097
Impairment of assets	7,599	107,980		—	—	115,579
Other expenses	6,624	90,975	(1)	7,570	7,729	112,898
Income (loss) from continuing operations before income taxes and other items	372,180	455,437		168,057	(572,184)	423,490
Income tax (expense) benefit	1,202	1,611		(125)	(11,362)	(8,674)
(Loss) income from unconsolidated entities	(28,142)	21,938		5,563	—	(641)
Gain (loss) on real estate dispositions, net	(2,245)	196,589		221,231	—	415,575
Income (loss) from continuing operations	342,995	675,575		394,726	(583,546)	829,750
Net income (loss)	$342,995	$675,575		$394,726	$(583,546)	$829,750

Total assets	$14,607,127	$10,111,227		$5,426,810	$196,908	$30,342,072
(1) Represents non-capitalizable transaction costs of $81,116,000 primarily related to a joint venture transaction with an existing seniors housing operator including the conversion of properties from Triple-net to Seniors Housing Operating and termination/restructuring of preexisting relationships.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2017:	Seniors Housing Operating	Triple-net		Outpatient Medical	Non-segment / Corporate		Total
Resident fees and services	$2,779,423	$—		$—	$—		$2,779,423
Rental income	—	885,811		560,060	—		1,445,871
Interest income	69	73,742		—	—		73,811
Other income	5,127	7,531		3,340	1,538		17,536
Total revenues	2,784,619	967,084		563,400	1,538		4,316,641

Property operating expenses	1,904,593	—		179,332	—		2,083,925
Consolidated net operating income	880,026	967,084		384,068	1,538		2,232,716

Depreciation and amortization	484,796	243,830		193,094	—		921,720
Interest expense	63,265	15,194		10,015	396,148		484,622
General and administrative	—	—		—	122,008		122,008
Loss (gain) on derivatives and financial instruments, net	—	2,284		—	—		2,284
Loss (gain) on extinguishment of debt, net	3,785	29,083		4,373	—		37,241
Provision for loan losses	—	62,966		—	—		62,966
Impairment of assets	21,949	96,909		5,625	—		124,483
Other expenses	8,347	116,689	(1)	1,911	50,829	(2)	177,776
Income (loss) from continuing operations before income taxes and other items	297,884	400,129		169,050	(567,447)		299,616
Income tax (expense) benefit	(16,430)	(4,291)		(1,477)	2,070		(20,128)
(Loss) income from unconsolidated entities	(105,236)	19,428		2,683	—		(83,125)
Gain (loss) on real estate dispositions, net	56,295	286,325		1,630	—		344,250
Income (loss) from continuing operations	232,513	701,591		171,886	(565,377)		540,613
Net income (loss)	$232,513	$701,591		$171,886	$(565,377)		$540,613

(1) Primarily represents non-capitalizable transaction costs, including $88,316,000 due to a joint venture transaction with an existing seniors housing operator which converted a portfolio of properties from Triple-net to Seniors Housing Operating and termination/restructuring of preexisting relationships. Also includes $18,294,000 other-than-temporary impairment charge on the Genesis available-for-sale equity investment.
(2) Primarily related to $40,730,000 expense recognized for the donation of the corporate headquarters.
Our portfolio of properties and other investments are located in the U.S., the U.K. and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
Revenues:	Amount(1)%		Amount	%	Amount	%
United States	$4,205,492	82.1%	$3,777,960	80.4%	$3,464,527	80.3%
United Kingdom	452,698	8.8%	452,956	9.6%	407,351	9.4%
Canada	463,116	9.1%	469,583	10.0%	444,763	10.3%
Total	$5,121,306	100.0%	$4,700,499	100.0%	$4,316,641	100.0%

	As of
	December 31, 2019		December 31, 2018
Assets:	Amount	%	Amount	%
United States	$27,513,911	82.4%	$24,884,292	82.0%
United Kingdom	3,405,388	10.2%	3,078,994	10.1%
Canada	2,461,452	7.4%	2,378,786	7.9%
Total	$33,380,751	100.0%	$30,342,072	100.0%

(1) The United States, United Kingdom and Canada represent 77%, 10% and 13%, respectively, of our resident fees and services revenue stream for the year ended December 31, 2019.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Per share:
Ordinary dividend(1)	$2.6937	$2.1988	$1.8117
Long-term capital gain/(loss)(2)	0.7863	1.1153	1.5755
Return of capital	—	0.1659	0.0928
Totals	$3.4800	$3.4800	$3.4800
(1) For the years ended December 31, 2019 and 2018, includes Section 199A dividends of $2.6937 and $2.1988, respectively. For the year ended December 31, 2017, includes Qualified Dividend of $0.0038.
(2) For the years ended December 31, 2019, 2018 and 2017, includes Unrecaptured SEC. 1250 Gains of $0.2835, $0.3822 and $0.3557, respectively.

Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current	$12,594	$15,850	$7,633
Deferred	(9,637)	(7,176)	12,495
Totals	$2,957	$8,674	$20,128

REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2019, as a result of ownership of investments in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.
The provision for income taxes for the year ended December 31, 2019 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as TRSs. For the tax years ended December 31, 2019, 2018 and 2017, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was $(3,892,000), $9,804,000 and $4,806,000, respectively.
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2019, 2018 and 2017, to the income tax expense/(benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$280,005	$176,069	$199,588
Increase (decrease) in valuation allowance(1)	3,465	28,309	30,445
Tax at statutory rate on earnings not subject to federal income taxes	(311,224)	(206,937)	(234,468)
Foreign permanent depreciation	9,260	8,110	10,065
Other differences	21,451	3,123	14,498
Totals	$2,957	$8,674	$20,128
(1) Excluding purchase price accounting.
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset/(liability) attributes, are summarized as follows for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2019	2018	2017
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(13,064)	$(2,533)	$(11,812)
Operating loss and interest deduction carryforwards	127,525	98,713	94,654
Expense accruals and other	43,056	48,804	25,146
Valuation allowance	(159,057)	(155,592)	(127,283)
Net deferred tax assets (liabilities)	$(1,540)	$(10,608)	$(19,295)

On the basis of the evaluations performed as required by the codification, valuation allowances totaling $159,057,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely that not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth). The valuation allowance rollforward is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$155,592	$127,283	$96,838
Expense (benefit)	3,465	28,309	30,445
Ending balance	$159,057	$155,592	$127,283

As a result of certain acquisitions, we are subject to corporate level taxes for any related asset dispositions that may occur during the five-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (i) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (ii) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. During the year ended December 31, 2017, we acquired certain additional assets with built-in gains as of the date of acquisition that could be subject to the built-in gains tax if disposed of prior to the expiration of the applicable five-year period. We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.
Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2016 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business. We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2015. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2013 related to entities acquired or formed in connection with acquisitions, and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2013 related to entities acquired or formed in connection with acquisitions.
At December 31, 2019, we had a net operating loss (“NOL”) carryforward related to the REIT of $337,287,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards generated through December 31, 2017 will expire through 2037. Beginning with tax years after December 31, 2017, the Tax Cuts and Jobs Act eliminates the carryback period, limits the NOLs to 80% of taxable income and replaces the 20-year carryforward period with an indefinite carryforward period.
At December 31, 2019 and 2018, we had an NOL carryforward related to Canadian entities of $195,791,000, and $154,029,000, respectively. These Canadian losses have a 20-year carryforward period. At December 31, 2019 and 2018, we had an NOL carryforward related to U.K. entities of $209,776,000 and $242,377,000, respectively. These U.K. losses do not have a finite carryforward period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Results of Operations (Unaudited)
The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the Consolidated Statements of Comprehensive Income due to rounding.

	Year Ended December 31, 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,272,245	$1,320,106	$1,266,133	$1,262,822
Net income (loss) attributable to common stockholders	280,470	137,762	589,876	224,324
Net income (loss) attributable to common stockholders per share:
Basic	$0.72	$0.34	$1.46	$0.55
Diluted	$0.71	$0.34	$1.45	$0.55

	Year Ended December 31, 2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,096,965	$1,125,912	$1,236,379	$1,241,243
Net income attributable to common stockholders	437,671	154,432	64,384	101,763
Net income attributable to common stockholders per share:
Basic	$1.18	$0.42	$0.17	$0.27
Diluted	$1.17	$0.41	$0.17	$0.27

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

	December 31, 2019	December 31, 2018
Assets:
Net real estate investments	$960,093	$973,813
Cash and cash equivalents	27,522	18,678
Receivables and other assets	14,586	14,600
Total assets(1)	$1,002,201	$1,007,091
Liabilities and equity:
Secured debt	$460,117	$465,433
Lease liabilities	1,326	—
Accrued expenses and other liabilities	22,215	18,229
Total equity	518,543	523,429
Total liabilities and equity	$1,002,201	$1,007,091

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.
Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Welltower Inc.
Opinion on Internal Control over Financial Reporting
We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the index at Item 15(a) and our report dated February 14, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 14, 2020

Item 9B. Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to May 1, 2020.
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
Item 11.  Executive Compensation
The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2020.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2020.
Item 13.  Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2020.
Item 14.  Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to May 1, 2020.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. (i)     Our Consolidated Financial Statements are included in Part II, Item 8:

(ii)    The following Financial Statement Schedules are included beginning on page 105
III – Real Estate and Accumulated Depreciation
IV – Mortgage Loans on Real Estate
The financial statement schedule required by Item15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K.
2.     Exhibits:
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

3.2
Seventh Amended and Restated By-laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed May 6, 2019 (File No. 001-08923), and incorporated herein by reference thereto).

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

4.1(t)
Supplemental Indenture No. 16, dated as of August 19, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company's Form 8-K filed August 19, 2019 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(u)
Supplemental Indenture No. 17, dated as of December 16, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed December 16, 2019 (File No. 001-08923), and incorporated herein by reference thereto).

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

4.4(c)	Second Supplemental Indenture, dated as of December 20, 2019, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada.

4.5	Description of Securities of the Registrant.

10.1(a)
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

10.1(b)
First Amendment, dated April 26, 2019, to the Credit Agreement, dated as of July 19, 2018, by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent, L/C issuer and a swingline lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Deutsche Bank Securities Inc., as documentation agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Deutsche Bank Securities Inc., as U.S. joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated, JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; and Merrill Lynch, Pierce, Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as joint book runners (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed April 30, 2019 (File No. 001-08923), and incorporated herein by reference thereto).

10.2(a)   Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.2(b)   Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.2(c)   Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10.2(d)   Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10.2(e)   Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.3(a)   Amended and Restated Employment Agreement, dated January 3, 2017, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.4(a) to the Company’s Form 10-K filed February 22, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.3(b)   Performance-Based Restricted Stock Unit Grant Agreement, dated effective as of July 30, 2014, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 4, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*

10.4
Settlement Agreement, dated September 4, 2019, by and between John A. Goodey and the Company (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed October 30, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5
Resignation Agreement, dated July 1, 2019, by and between Mercedes T. Kerr and the Company (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed August 1, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*

10.6      Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*

10.7	Summary of Director Compensation (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed August 1, 2019 (File No. 001-08923), and incorporated by reference thereto).*

10.8(a)
Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8(b)
Form of Restricted Stock Grant Notice for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8(c)
Form of Restricted Stock Grant Notice for Senior Vice Presidents under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(c) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8(d)
Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(d) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9(a)
Welltower Inc. 2016-2018 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 2, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*

10.9(b)
Form of Performance Restricted Stock Unit Award Agreement under the 2016-2018 Long-Term Incentive Program (filed with the Commission as Exhibit 10.15(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10(a) Welltower Inc. 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 5, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(b) Form of Award Notice under the 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.16(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(c) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 1 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(d) Form of Award Notice under the 2017-2019 Long Term Incentive Program - Bridge 1 (filed with the Commission as Exhibit 10.16(d) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(e) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 2 (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10(f)
Form of Award Notice under the 2017-2019 Long Term Incentive Program - Bridge 2 (filed with the Commission as Exhibit 10.16(f) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11(a) Welltower Inc. 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(a) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(b) Form of Restricted Stock Unit Award Agreement under the 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(a) Welltower Inc. 2019-2021 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(a) to the Company's Form 10-K filed February 25, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(b) Form of Restricted Stock Unit Award Agreement under the 2019-2021 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(b) to the Company's Form 10-K filed February 25, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*

10.13
2019 Non-Qualified Deferred Compensation Plan (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed October 30, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*

10.14(a)	Welltower Inc. 2020-2022 Long-Term Incentive Program.*
10.14(b) Form of Restricted Stock Unit Award Agreement under the 2020-2022 Long-Term Incentive Program.*
21           Subsidiaries of the Company.
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
31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1        Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2        Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS   Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH   Inline XBRL Taxonomy Extension Schema Document
101.CAL   Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB   Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Management Contract or Compensatory Plan or Arrangement.
Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 14, 2020
WELLTOWER INC.
By: /s/  Thomas J. DeRosa
Thomas J. DeRosa,
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 14, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Jeffrey H. Donahue **	/s/ Kathryn M. Sullivan **
Jeffrey H. Donahue, Lead Director	Kathryn M. Sullivan, Director

/s/ Kenneth J. Bacon **	/s/ R. Scott Trumbull **
Kenneth J. Bacon, Director	R. Scott Trumbull, Director

/s/ Karen B. DeSalvo **	/s/ Thomas J. DeRosa **
Karen B. DeSalvo, Director	Thomas J. DeRosa, Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon M. Oster **	/s/ Timothy G. McHugh **
Sharon M. Oster, Director	Timothy G. McHugh, Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Sergio D. Rivera **	/s/ Joshua T. Fieweger**
Sergio D. Rivera, Director	Joshua T. Fieweger, Senior Vice President and
Controller (Principal Accounting Officer)
/s/ Johnese M. Spisso **
Johnese M. Spisso, Director	**By: /s/ Thomas J. DeRosa
Thomas J. DeRosa, Attorney-in-Fact

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Adderbury, UK	$—	$2,144	$12,549	$657	$2,230	$13,120	$1,032	2015	2017	Banbury Road
Albertville, AL	—	170	6,203	489	176	6,686	1,998	2010	1999	151 Woodham Dr.
Albuquerque, NM	—	1,270	20,837	2,653	1,354	23,406	7,255	2010	1984	500 Paisano St NE
Alexandria, VA	—	8,280	50,914	296	8,280	51,210	2,459	2016	2018	5550 Cardinal Place
Altrincham, UK	—	4,244	25,187	3,274	4,565	28,140	6,892	2012	2009	295 Hale Road
Amherst, NY	—	1,131	10,520	806	1,131	11,326	623	2019	2013	1880 Sweet Home Road
Amherstview, ON	—	473	4,446	691	519	5,091	1,019	2015	1974	4567 Bath Road
Anderson, SC	—	710	6,290	878	710	7,168	3,811	2003	1986	311 Simpson Rd.
Ankeny, IA	—	1,129	10,239	—	1,129	10,239	970	2016	2012	1275 SW State Street
Apple Valley, CA	—	480	16,639	856	486	17,489	5,084	2010	1999	11825 Apple Valley Rd.
Arlington, TX	—	1,660	37,395	3,019	1,660	40,414	10,850	2012	2000	1250 West Pioneer Parkway
Arlington, VA	—	8,385	31,198	15,162	8,386	46,359	13,165	2017	1992	900 N Taylor Street
Arlington, VA	—	—	2,338	1,657	5	3,990	259	2018	1992	900 N Taylor Street
Arnprior, ON	—	788	6,283	880	851	7,100	1,783	2013	1991	15 Arthur Street
Atlanta, GA	—	2,058	14,914	2,148	2,080	17,040	12,165	1997	1999	1460 S Johnson Ferry Rd.
Atlanta, GA	—	2,100	20,603	1,824	2,197	22,330	4,829	2014	2000	1000 Lenox Park Blvd NE
Austin, TX	—	880	9,520	1,902	885	11,417	6,144	1999	1998	12429 Scofield Farms Dr.
Austin, TX	—	1,560	21,413	750	1,560	22,163	3,533	2014	2013	11330 Farrah Lane
Austin, TX	—	4,200	74,850	1,287	4,200	76,137	10,166	2015	2014	4310 Bee Caves Road
Bagshot, UK	—	4,960	29,881	6,822	5,340	36,323	8,360	2012	2009	14 - 16 London Road
Banstead, UK	—	6,695	55,113	9,912	7,246	64,474	14,801	2012	2005	Croydon Lane
Basingstoke, UK	—	3,420	18,853	1,958	3,678	20,553	3,155	2014	2012	Grove Road
Basking Ridge, NJ	—	2,356	37,710	1,738	2,395	39,409	9,083	2013	2002	404 King George Road
Bassett, UK	—	4,874	32,304	8,919	5,255	40,842	10,030	2013	2006	111 Burgess Road
Bath, UK	—	2,696	11,876	783	2,805	12,550	979	2015	2017	Clarks Way, Rush Hill
Baton Rouge, LA	12,930	790	29,436	1,242	886	30,582	6,912	2013	2009	9351 Siegen Lane
Beaconsfield, UK	—	5,566	50,952	4,746	5,998	55,266	12,416	2013	2009	30-34 Station Road
Beaconsfield, QC	—	1,149	17,484	1,808	1,289	19,152	5,644	2013	2008	505 Elm Avenue
Bee Cave, TX	—	1,820	21,084	632	1,820	21,716	2,694	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	—	2,800	19,004	2,392	2,816	21,380	6,062	2013	1998	15928 NE 8th Street
Bellingham, WA	—	1,500	19,861	822	1,507	20,676	5,982	2010	1996	4415 Columbine Dr.
Belmont, CA	—	—	35,300	2,426	178	37,548	9,080	2013	2002	1010 Alameda de Las Pulgas
Bethel Park, PA	—	1,609	12,989	—	1,609	12,989	259	2019	2019	631 McMurray Road
Bethesda, MD	—	—	45,309	1,263	3	46,569	10,744	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	45	886	—	931	229	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	212	926	—	1,138	480	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	—	69,690	3,513	66,252	1,421	2016	2018	4925 Battery Lane

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Birmingham, UK	—	148	18,956	—	148	18,956	4,844	2013	2006	5 Church Road, Edgbaston
Birmingham, UK	—	1,480	13,014	1,302	1,592	14,204	1,211	2015	2016	47 Bristol Road South
Birmingham, UK	—	2,807	11,313	1,598	3,019	12,699	1,038	2015	2016	134 Jockey Road
Blainville, QC	—	2,077	8,902	1,388	2,301	10,066	3,242	2013	2008	50 des Chateaux Boulevard
Bloomfield Hills, MI	—	2,000	35,662	1,413	2,133	36,942	8,446	2013	2009	6790 Telegraph Road
Boca Raton, FL	32,270	6,565	111,247	23,813	6,565	135,060	17,762	2018	1994	6343 Via De Sonrise Del Sur
Boise, ID	—	2,220	18,703	1,830	2,220	20,533	349	2019	1999	10250 W Smoke Ranch Drive
Borehamwood, UK	—	5,367	41,937	4,370	5,810	45,864	10,954	2012	2003	Edgwarebury Lane
Bothell, WA	—	1,350	13,439	6,927	1,798	19,918	3,354	2015	1988	10605 NE 185th Street
Boulder, CO	—	2,994	27,458	2,434	3,064	29,822	8,429	2013	2003	3955 28th Street
Bournemouth, UK	—	5,527	42,547	4,509	5,966	46,617	10,820	2013	2008	42 Belle Vue Road
Braintree, MA	—	—	41,290	1,251	100	42,441	10,092	2013	2007	618 Granite Street
Brampton, ON	41,370	10,196	59,989	3,806	10,736	63,255	12,158	2015	2009	100 Ken Whillans Drive
Brandon, MS	—	1,220	10,241	277	1,220	10,518	2,594	2010	1999	140 Castlewoods Blvd
Brick, NJ	—	1,170	17,372	1,752	1,213	19,081	4,778	2010	1998	515 Jack Martin Blvd
Brick, NJ	—	690	17,125	5,803	695	22,923	4,778	2010	1999	1594 Route 88
Bridgewater, NJ	—	1,730	48,201	2,785	1,774	50,942	11,700	2010	1999	2005 Route 22 West
Brockport, NY	—	1,500	23,496	639	1,705	23,930	4,631	2015	1999	90 West Avenue
Brockville, ON	4,375	484	7,445	916	524	8,321	1,480	2015	1996	1026 Bridlewood Drive
Brookfield, WI	—	1,300	12,830	147	1,300	12,977	2,137	2012	2013	1105 Davidson Road
Broomfield, CO	—	4,140	44,547	12,797	10,140	51,344	18,769	2013	2009	400 Summit Blvd
Brossard, QC	10,516	5,499	31,854	2,991	5,720	34,624	7,003	2015	1989	2455 Boulevard Rome
Buckingham, UK	—	2,979	13,880	1,801	3,231	15,429	2,436	2014	1883	Church Street
Buffalo Grove, IL	—	2,850	49,129	3,932	2,850	53,061	12,104	2012	2003	500 McHenry Road
Burbank, CA	—	4,940	43,466	4,101	4,940	47,567	12,013	2012	2002	455 E. Angeleno Avenue
Burbank, CA	18,865	3,610	50,817	4,219	3,610	55,036	7,089	2016	1985	2721 Willow Street
Burke, VA	—	—	—	52,827	2,575	50,252	1,194	2016	2018	9617 Burke Lake Road
Burleson, TX	—	3,150	10,437	681	3,150	11,118	1,669	2012	2014	621 Old Highway 1187
Burlingame, CA	—	—	62,786	93	—	62,879	7,356	2016	2015	1818 Trousdale Avenue
Burlington, ON	11,513	1,309	19,311	1,829	1,413	21,036	5,071	2013	1990	500 Appleby Line
Burlington, MA	—	2,443	34,354	1,645	2,578	35,864	8,967	2013	2005	24 Mall Road
Burlington, WA	—	877	14,938	915	877	15,853	1,085	2019	1999	410 S Norris St
Burlington, WA	—	768	7,619	568	768	8,187	695	2019	1996	210 / 212 N Skagit St
Bushey, UK	—	12,690	36,482	2,005	13,203	37,974	1,554	2015	2018	Elton House, Elton Way
Calgary, AB	11,355	2,252	37,415	3,512	2,424	40,755	10,035	2013	2003	20 Promenade Way SE
Calgary, AB	12,899	2,793	41,179	3,625	2,991	44,606	10,754	2013	1998	80 Edenwold Drive NW
Calgary, AB	10,250	3,122	38,971	3,592	3,358	42,327	10,117	2013	1998	150 Scotia Landing NW
Calgary, AB	21,583	3,431	28,983	3,573	3,680	32,307	6,936	2013	1989	9229 16th Street SW
Calgary, AB	25,255	2,385	36,776	3,595	2,553	40,203	7,071	2015	2006	2220-162nd Avenue SW
Camberley, UK	—	2,654	5,736	20,735	6,091	23,034	1,967	2014	2016	Fernhill Road
Camillus, NY	—	2,064	11,132	766	2,064	11,898	748	2019	2016	3877 Milton Avenue
Cardiff, UK	—	3,191	12,566	2,206	3,457	14,506	4,212	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	36,097	5,880	64,711	4,838	5,880	69,549	18,178	2011	2009	3535 Manchester Avenue

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Carmichael, CA	24,548	2,440	41,988	1,935	2,440	43,923	—	2019	2014	4717 Engle Road
Carol Stream, IL	—	1,730	55,048	3,139	1,730	58,187	14,359	2012	2001	545 Belmont Lane
Carrollton, TX	—	4,280	31,444	1,477	4,280	32,921	5,127	2013	2010	2105 North Josey Lane
Cary, NC	—	740	45,240	918	740	46,158	9,522	2013	2009	1206 West Chatham Street
Cary, NC	—	6,112	70,008	9,070	6,155	79,035	9,215	2018	1999	300 Kildaire Woods Drive
Cedar Park, TX	—	1,750	15,664	742	1,750	16,406	1,351	2016	2015	800 C-Bar Ranch Trail
Cerritos, CA	—	—	27,494	6,833	—	34,327	7,207	2016	2002	11000 New Falcon Way
Charlottesville, VA	—	4,651	91,468	13,629	4,651	105,097	15,730	2018	1991	2610 Barracks Road
Chatham, ON	642	1,098	12,462	3,290	1,255	15,595	3,709	2015	1965	25 Keil Drive North
Chelmsford, MA	—	1,040	10,951	2,018	1,120	12,889	4,935	2003	1997	4 Technology Dr.
Chertsey, UK	—	9,566	25,886	1,951	9,952	27,451	1,660	2015	2018	Bittams Lane
Chesterfield, MO	—	1,857	48,366	1,512	1,917	49,818	10,924	2013	2001	1880 Clarkson Road
Chorleywood, UK	—	5,636	43,191	6,354	6,076	49,105	12,352	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	—	2,072	22,163	1,484	2,162	23,557	5,574	2013	2003	3302 Bonita Road
Church Crookham, UK	—	2,591	14,215	1,882	2,806	15,882	3,197	2014	2014	Bourley Road
Cincinnati, OH	—	1,750	11,279	79	1,750	11,358	355	2019	2019	732 Clough Pike Road
Cincinnati, OH	—	2,060	109,388	13,965	2,106	123,307	30,961	2007	2010	5445 Kenwood Road
Citrus Heights, CA	—	2,300	31,876	1,658	2,300	33,534	9,837	2010	1997	7418 Stock Ranch Rd.
Claremont, CA	—	2,430	9,928	1,765	2,515	11,608	3,183	2013	2001	2053 North Towne Avenue
Clay, NY	—	1,296	10,695	734	1,296	11,429	702	2019	2014	8547 Morgan Road
Cohasset, MA	—	2,485	26,147	2,040	2,500	28,172	6,861	2013	1998	125 King Street (Rt 3A)
Colleyville, TX	—	1,050	17,082	53	1,050	17,135	1,385	2016	2013	8100 Precinct Line Road
Colorado Springs, CO	—	800	14,756	2,026	1,026	16,556	4,211	2013	2001	2105 University Park Boulevard
Colts Neck, NJ	—	780	14,733	2,599	1,131	16,981	4,194	2010	2002	3 Meridian Circle
Coquitlam, BC	9,102	3,047	24,567	2,439	3,264	26,789	7,628	2013	1990	1142 Dufferin Street
Crystal Lake, IL	—	875	12,461	1,556	971	13,921	3,869	2013	2001	751 E Terra Cotta Avenue
Dallas, TX	—	6,330	114,794	2,288	6,330	117,082	16,762	2015	2013	3535 N Hall Street
Davenport, IA	—	1,403	35,893	4,830	1,614	40,512	11,931	2006	2009	4500 Elmore Ave.
Decatur, GA	—	—	—	31,177	1,946	29,231	7,458	2013	1998	920 Clairemont Avenue
Denver, CO	—	1,450	19,389	3,671	1,450	23,060	4,957	2012	1997	4901 South Monaco Street
Denver, CO	—	2,910	35,838	2,010	2,910	37,848	9,701	2012	2007	8101 E Mississippi Avenue
Denver, CO	—	5,411	104,641	8,008	5,411	112,649	3,672	2019	2014	1500 Little Raven St
Dix Hills, NY	—	3,808	39,014	2,045	3,959	40,908	9,751	2013	2003	337 Deer Park Road
Dollard-Des-Ormeaux, QC	—	1,957	14,431	1,585	2,145	15,828	5,414	2013	2008	4377 St. Jean Blvd
Dresher, PA	8,380	1,900	10,664	1,211	1,914	11,861	4,008	2013	2006	1650 Susquehanna Road
Dublin, OH	—	1,680	43,423	7,075	1,850	50,328	16,148	2010	1990	6470 Post Rd
Dublin, OH	—	1,169	25,345	112	1,169	25,457	3,252	2016	2015	4175 Stoneridge Lane
East Amherst, NY	—	1,626	10,721	863	1,626	11,584	704	2019	2015	8040 Roll Road
East Meadow, NY	—	69	45,991	1,837	124	47,773	11,123	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	—	4,920	37,354	1,982	4,986	39,270	9,211	2013	2002	1 Sunrise Drive
Eastbourne, UK	—	4,145	33,744	3,384	4,472	36,801	8,971	2013	2008	6 Upper Kings Drive
Edgbaston, UK	—	2,720	13,969	1,524	2,926	15,287	2,003	2014	2015	Pershore Road
Edgewater, NJ	—	4,561	25,047	1,767	4,564	26,811	6,634	2013	2000	351 River Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Edison, NJ	—	1,892	32,314	3,498	1,911	35,793	10,447	2013	1996	1801 Oak Tree Road
Edmonds, WA	—	1,650	24,449	8,055	1,686	32,468	4,664	2015	1976	21500 72nd Avenue West
Edmonton, AB	8,211	1,589	29,819	3,016	1,753	32,671	8,106	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	10,735	2,063	37,293	3,913	2,209	41,060	12,124	2013	1968	10015 103rd Avenue NW
El Dorado Hills, CA	—	5,190	52,171	156	5,190	52,327	—	2017	2019	2020 Town Center West Way
Encino, CA	—	5,040	46,255	5,021	5,040	51,276	12,449	2012	2003	15451 Ventura Boulevard
Englishtown, NJ	—	690	12,520	2,267	860	14,617	3,781	2010	1997	49 Lasatta Ave
Erie, PA	—	1,422	8,198	792	1,422	8,990	586	2019	2013	4400 East Lake Road
Esher, UK	—	5,783	48,361	7,998	6,242	55,900	11,709	2013	2006	42 Copsem Lane
Fairfield, NJ	—	3,120	43,868	2,277	3,180	46,085	10,815	2013	1998	47 Greenbrook Road
Fairfield, CA	—	1,460	14,040	2,711	1,460	16,751	7,033	2002	1998	3350 Cherry Hills St.
Fairfield, OH	—	1,416	12,566	294	1,416	12,860	517	2019	2018	520 Patterson Boulevard
Fareham, UK	—	3,408	17,970	2,088	3,681	19,785	3,622	2014	2012	Redlands Lane
Florence, AL	—	353	13,049	729	385	13,746	3,938	2010	1999	3275 County Road 47
Flossmoor, IL	—	1,292	9,496	2,090	1,339	11,539	3,515	2013	2000	19715 Governors Highway
Folsom, CA	—	1,490	32,754	93	1,490	32,847	5,416	2015	2014	1574 Creekside Drive
Fort Worth, TX	—	7,118	52,772	1,744	7,118	54,516	1,910	2019	2017	3401 Amador Drive
Fort Worth, TX	—	2,080	27,888	4,371	2,080	32,259	8,525	2012	2001	2151 Green Oaks Road
Fort Worth, TX	—	1,740	19,799	732	1,740	20,531	2,435	2016	2014	7001 Bryant Irvin Road
Fremont, CA	—	3,400	25,300	5,295	3,456	30,539	11,041	2005	1987	2860 Country Dr.
Fresno, CA	23,720	2,459	33,048	1,755	2,459	34,803	—	2019	2014	5605 North Gates Avenue
Frome, UK	—	2,720	14,813	1,884	2,926	16,491	2,706	2014	2012	Welshmill Lane
Fullerton, CA	—	1,964	19,989	1,168	1,998	21,123	5,300	2013	2008	2226 North Euclid Street
Gahanna, OH	—	772	11,214	1,884	787	13,083	3,180	2013	1998	775 East Johnstown Road
Gardnerville, NV	—	1,143	10,831	1,364	1,164	12,174	9,112	1998	1999	1565-A Virginia Ranch Rd.
Gig Harbor, WA	—	1,560	15,947	1,155	1,583	17,079	4,706	2010	1994	3213 45th St. Court NW
Gilbert, AZ	14,200	2,160	28,246	2,025	2,180	30,251	9,137	2013	2008	580 S. Gilbert Road
Glen Cove, NY	—	4,594	35,236	2,276	4,643	37,463	10,265	2013	1998	39 Forest Avenue
Glenview, IL	—	2,090	69,288	4,276	2,090	73,564	17,854	2012	2001	2200 Golf Road
Golden Valley, MN	3,600	1,520	33,513	1,578	1,634	34,977	8,005	2013	2005	4950 Olson Memorial Highway
Granbury, TX	—	2,040	30,670	710	2,040	31,380	7,189	2011	2009	100 Watermark Boulevard
Grimsby, ON	—	636	5,617	732	683	6,302	1,224	2015	1991	84 Main Street East
Grosse Pointe Woods, MI	—	950	13,662	891	950	14,553	3,255	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	—	1,430	31,777	1,282	1,435	33,054	7,444	2013	2005	21260 Mack Avenue
Grove City, OH	36,420	3,575	85,764	865	3,491	86,713	3,901	2018	2017	3717 Orders Road
Guildford, UK	—	5,361	56,494	5,122	5,766	61,211	13,881	2013	2006	Astolat Way, Peasmarsh
Gurnee, IL	—	890	27,931	2,478	935	30,364	6,640	2013	2002	500 North Hunt Club Road
Haddonfield, NJ	—	520	16,363	590	527	16,946	2,315	2011	2015	132 Warwick Road
Hamburg, NY	—	967	10,006	821	967	10,827	622	2019	2009	4600 Southwestern Blvd
Hamilton, OH	—	1,163	11,960	—	1,163	11,960	364	2019	2019	1740 Eden Park Drive
Hampshire, UK	—	4,172	26,035	2,581	4,496	28,292	6,835	2013	2006	22-26 Church Road
Happy Valley, OR	—	709	9,889	446	709	10,335	706	2019	1998	8915 S.E. Monterey
Haverford, PA	—	1,880	33,993	2,648	1,904	36,617	8,274	2010	2000	731 Old Buck Lane

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Henderson, NV	—	1,190	11,600	1,111	1,253	12,648	4,139	2013	2008	1555 West Horizon Ridge Parkway
High Wycombe, UK	—	3,567	13,422	1,140	3,711	14,418	1,087	2015	2017	The Row Lane End
Highland Park, IL	—	2,820	15,832	796	2,820	16,628	3,013	2011	2012	1651 Richfield Avenue
Highland Park, IL	—	2,250	25,313	1,556	2,271	26,848	7,216	2013	2005	1601 Green Bay Road
Hingham, MA	—	1,440	32,292	318	1,444	32,606	5,373	2015	2012	1 Sgt. William B Terry Drive
Holbrook, NY	—	3,957	35,337	2,351	4,145	37,500	8,607	2013	2001	320 Patchogue Holbrook Road
Horley, UK	—	2,332	12,144	1,851	2,516	13,811	2,788	2014	2014	Court Lodge Road
Houston, TX	—	3,830	55,674	7,693	3,830	63,367	16,958	2012	1998	2929 West Holcombe Boulevard
Houston, TX	—	1,040	31,965	5,466	1,040	37,431	8,478	2012	1999	505 Bering Drive
Houston, TX	—	1,750	15,603	1,595	1,750	17,198	1,485	2016	2014	10120 Louetta Road
Houston, TX	—	960	15,275	—	960	15,275	7,461	2011	1995	10225 Cypresswood Dr
Howell, NJ	8,096	1,066	21,577	1,348	1,149	22,842	5,460	2010	2007	100 Meridian Place
Huntington Beach, CA	—	3,808	31,172	2,646	3,931	33,695	9,396	2013	2004	7401 Yorktown Avenue
Independence, MO	—	1,550	14,463	—	1,550	14,463	396	2019	2019	19301 East Eastland Ctr Ct
Irving, TX	—	1,030	6,823	882	1,030	7,705	2,246	2007	1999	8855 West Valley Ranch Parkway
Jacksonville, FL	—	6,550	29,316	—	6,550	29,316	100	2019	2019	10520 Validus Drive
Johns Creek, GA	—	1,580	23,285	1,070	1,588	24,347	5,794	2013	2009	11405 Medlock Bridge Road
Johnson City, NY	—	1,392	11,828	876	1,392	12,704	727	2019	2013	1035 Anna Maria Drive
Kanata, ON	—	1,689	28,670	1,972	1,750	30,581	7,368	2012	2005	70 Stonehaven Drive
Kansas City, MO	—	1,820	34,898	5,277	1,889	40,106	13,314	2010	1980	12100 Wornall Road
Kansas City, MO	4,880	1,930	39,997	5,488	1,987	45,428	14,964	2010	1986	6500 North Cosby Ave
Kansas City, MO	—	541	23,962	320	548	24,275	3,884	2015	2014	6460 North Cosby Avenue
Kelowna, BC	5,176	2,688	13,647	2,123	2,895	15,563	4,386	2013	1999	863 Leon Avenue
Kennebunk, ME	—	2,700	30,204	5,587	3,223	35,268	13,375	2013	2006	One Huntington Common Drive
Kenner, LA	—	1,100	10,036	1,392	1,100	11,428	10,059	1998	2000	1600 Joe Yenni Blvd
Kennett Square, PA	—	1,050	22,946	833	1,103	23,726	5,474	2010	2008	301 Victoria Gardens Dr.
Kingston, ON	4,229	1,030	11,416	1,597	1,115	12,928	2,200	2015	1983	181 Ontario Street
Kingwood, TX	—	480	9,777	854	480	10,631	2,704	2011	1999	22955 Eastex Freeway
Kingwood, TX	—	1,683	24,207	2,471	1,683	26,678	3,931	2017	2012	24025 Kingwood Place
Kirkland, WA	—	1,880	4,315	1,231	1,880	5,546	2,073	2003	1996	6505 Lakeview Dr.
Kitchener, ON	1,329	708	2,744	296	684	3,064	901	2013	1979	164 - 168 Ferfus Avenue
Kitchener, ON	3,323	1,093	7,327	889	1,182	8,127	2,513	2013	1964	290 Queen Street South
Kitchener, ON	12,374	1,341	13,939	4,284	1,400	18,164	3,702	2016	2003	1250 Weber Street E
La Palma, CA	—	2,950	16,591	1,269	2,973	17,837	4,369	2013	2003	5321 La Palma Avenue
Lackawanna, NY	—	1,011	5,254	478	1,011	5,732	453	2019	2002	133 Orchard Place
Lafayette Hill, PA	—	1,750	11,848	2,372	1,867	14,103	4,471	2013	1998	429 Ridge Pike
Laguna Hills, CA	—	12,820	75,926	19,001	12,820	94,927	18,601	2016	1988	24903 Moulton Parkway
Laguna Woods, CA	—	11,280	76,485	12,995	11,280	89,480	15,798	2016	1987	24441 Calle Sonora
Laguna Woods, CA	—	9,150	57,842	11,547	9,150	69,389	12,299	2016	1986	24962 Calle Aragon
Lake Zurich, IL	—	1,470	9,830	2,707	1,470	12,537	4,401	2011	2007	550 America Court
Lancaster, CA	—	700	15,295	1,364	712	16,647	5,201	2010	1999	43051 15th St. West
Lancaster, NY	—	1,252	11,084	976	1,252	12,060	689	2019	2011	18 Pavement Road
Laval, QC	22,375	2,105	32,161	5,368	2,214	37,420	4,851	2018	2005	269, boulevard Ste. Rose

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Laval, QC	4,306	2,383	5,968	1,419	2,507	7,263	894	2018	1989	263, boulevard Ste. Rose
Lawrenceville, GA	—	1,500	29,003	794	1,529	29,768	7,241	2013	2008	1375 Webb Gin House Road
Leatherhead, UK	—	4,682	17,835	1,727	4,871	19,373	1,338	2015	2017	Rectory Lane
Leawood, KS	—	2,490	32,493	3,749	5,610	33,122	8,386	2012	1999	4400 West 115th Street
Lecanto, FL	—	200	6,900	421	208	7,313	2,884	2004	1986	2341 W. Norvell Bryant Hwy.
Lenexa, KS	9,700	826	26,251	1,332	922	27,487	7,167	2013	2006	15055 West 87th Street Parkway
Lincroft, NJ	—	9	19,958	1,906	131	21,742	5,324	2013	2002	734 Newman Springs Road
Linwood, NJ	—	800	21,984	1,489	861	23,412	5,695	2010	1997	432 Central Ave
Litchfield, CT	—	1,240	17,908	11,640	1,272	29,516	5,671	2010	1998	19 Constitution Way
Little Neck, NY	—	3,350	38,461	3,016	3,358	41,469	9,556	2010	2000	5515 Little Neck Pkwy.
Livingston, NJ	—	8,000	44,424	919	8,017	45,326	3,595	2015	2017	369 E Mt Pleasant Avenue
Lombard, IL	17,010	2,130	59,943	1,755	2,218	61,610	14,083	2013	2009	2210 Fountain Square Dr
London, UK	—	3,121	10,027	1,988	3,370	11,766	1,952	2014	2012	71 Hatch Lane
London, UK	—	7,691	16,797	1,369	8,001	17,781	1,592	2015	2016	6 Victoria Drive
London, ON	—	987	8,228	1,204	1,084	9,335	1,829	2015	1989	760 Horizon Drive
London, ON	11,200	1,969	16,985	2,534	2,102	19,386	3,680	2015	1953	1486 Richmond Street North
London, ON	32	1,445	13,631	2,213	1,667	15,622	2,672	2015	1950	81 Grand Avenue
Longueuil, QC	9,155	3,992	23,711	4,584	4,340	27,947	5,201	2015	1989	70 Rue Levis
Lorain, OH	—	1,394	12,956	23	1,394	12,979	340	2019	2018	5401 North Pointe Pkwy
Los Angeles, CA	58,514	—	114,438	6,152	—	120,590	31,800	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	—	3,540	19,007	3,369	3,540	22,376	5,696	2012	2001	2051 N. Highland Avenue
Los Angeles, CA	—	—	28,050	5,879	71	33,858	4,310	2016	2006	4061 Grand View Boulevard
Louisville, KY	—	2,420	20,816	2,470	2,420	23,286	6,078	2012	1999	4600 Bowling Boulevard
Louisville, KY	13,650	1,600	20,326	1,044	1,600	21,370	5,524	2013	2010	6700 Overlook Drive
Louisville, CO	—	2,023	31,562	1,769	2,023	33,331	1,416	2019	2008	1336 E Hecla Drive
Louisville, CO	—	1,158	26,656	—	1,158	26,656	447	2019	2019	1800 Plaza Drive
Louisville, CO	—	2,672	50,972	6,311	2,672	57,283	2,492	2019	1999	1331 E Hecla Drive
Louisville, CO	—	1,480	15,546	682	1,480	16,228	881	2019	1999	282 McCaslin Blvd
Louisville, CO	—	2,567	42,712	2,681	2,567	45,393	1,811	2019	2004	1331 E Hecla Drive
Lynnfield, MA	—	3,165	45,200	2,707	3,736	47,336	11,558	2013	2006	55 Salem Street
Mahwah, NJ	—	1,605	27,249	913	1,606	28,161	3,280	2012	2015	15 Edison Road
Malvern, PA	—	1,651	17,194	2,421	1,800	19,466	6,072	2013	1998	324 Lancaster Avenue
Manteca, CA	—	1,300	12,125	2,947	1,312	15,060	5,908	2005	1986	430 N. Union Rd.
Maple Ridge, BC	8,331	2,875	11,922	5,974	3,097	17,674	1,858	2015	2009	12241 224th Street
Marieville, QC	6,335	1,278	12,113	1,088	1,385	13,094	2,154	2015	2002	425 rue Claude de Ramezay
Markham, ON	50,918	3,727	48,939	4,472	4,032	53,106	15,995	2013	1981	7700 Bayview Avenue
Marlboro, NJ	—	2,222	14,888	1,542	2,250	16,402	4,281	2013	2002	3A South Main Street
Marysville, WA	—	620	4,780	1,652	620	6,432	2,434	2003	1998	9802 48th Dr. N.E.
Medicine Hat, AB	10,438	1,432	14,141	998	1,541	15,030	3,491	2015	1999	223 Park Meadows Drive SE
Medina, OH	—	1,683	12,036	457	1,683	12,493	545	2019	2017	699 North Huntington St
Melbourne, FL	—	7,070	48,257	31,764	7,070	80,021	25,011	2007	2009	7300 Watersong Lane
Melville, NY	—	4,280	73,283	7,212	4,326	80,449	18,189	2010	2001	70 Pinelawn Rd

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Memphis, TN	—	1,800	17,744	2,736	1,800	20,480	6,270	2012	1999	6605 Quail Hollow Road
Menomonee Falls, WI	—	1,020	6,984	2,256	1,020	9,240	2,550	2006	2007	W128 N6900 Northfield Drive
Mesa, AZ	—	950	9,087	2,881	950	11,968	5,472	1999	2000	7231 E. Broadway
Metairie, LA	14,200	725	27,708	948	725	28,656	6,367	2013	2009	3732 West Esplanade Ave. S
Mill Creek, WA	—	10,150	60,274	3,448	10,179	63,693	20,215	2010	1998	14905 Bothell-Everett Hwy
Milton, ON	19,890	4,542	25,321	3,668	4,882	28,649	4,305	2015	2012	611 Farmstead Drive
Minnetonka, MN	—	920	29,344	1,257	964	30,557	6,768	2013	2006	18605 Old Excelsior Blvd.
Mission Viejo, CA	13,570	6,600	52,118	8,447	6,600	60,565	9,097	2016	1998	27783 Center Drive
Mississauga, ON	8,491	1,602	17,996	1,803	1,711	19,690	4,855	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	2,861	873	4,655	569	934	5,163	1,359	2013	1978	3051 Constitution Boulevard
Mississauga, ON	27,219	3,649	35,137	3,795	3,946	38,635	9,565	2015	1988	1490 Rathburn Road East
Mississauga, ON	6,066	2,548	15,158	2,904	2,724	17,886	3,821	2015	1989	85 King Street East
Missoula, MT	—	550	7,490	563	553	8,050	2,968	2005	1998	3620 American Way
Mobberley, UK	—	5,146	26,665	3,279	5,563	29,527	8,637	2013	2007	Barclay Park, Hall Lane
Monterey, CA	—	6,440	29,101	2,549	6,443	31,647	7,438	2013	2009	1110 Cass St.
Montgomery, MD	—	6,482	83,642	12,311	6,482	95,953	9,510	2018	1992	3701 International Dr
Montgomery Village, MD	—	3,530	18,246	7,214	4,291	24,699	10,011	2013	1993	19310 Club House Road
Montreal-Nord, QC	11,903	4,407	23,719	7,965	4,637	31,454	3,715	2018	1988	6700, boulevard Gouin Est
Moorestown, NJ	—	2,060	51,628	5,205	2,095	56,798	12,519	2010	2000	1205 N. Church St
Moose Jaw, SK	1,973	582	12,973	1,885	621	14,819	3,548	2013	2001	425 4th Avenue NW
Morton Grove, IL	—	1,900	19,374	864	1,900	20,238	4,284	2010	2011	5520 N. Lincoln Ave.
Murphy, TX	—	1,950	19,182	811	1,950	19,993	2,350	2015	2012	304 West FM 544
Naperville, IL	—	1,550	12,237	2,195	1,550	14,432	3,841	2012	2013	1936 Brookdale Road
Naperville, IL	—	1,540	28,204	1,435	1,593	29,586	7,300	2013	2002	535 West Ogden Avenue
Naples, FL	55,188	8,989	119,398	7,188	9,088	126,487	25,666	2015	2000	4800 Aston Gardens Way
Nashville, TN	—	3,900	35,788	3,911	3,900	39,699	11,568	2012	1999	4206 Stammer Place
Nepean, ON	5,491	1,575	5,770	1,110	1,697	6,758	1,716	2015	1988	1 Mill Hill Road
New Braunfels, TX	—	1,200	19,800	10,408	2,729	28,679	5,682	2011	2009	2294 East Common Street
Newbury, UK	—	2,850	12,796	1,498	3,065	14,079	1,239	2015	2016	370 London Road
Newmarket, UK	—	4,071	11,902	2,441	4,398	14,016	2,596	2014	2011	Jeddah Way
Newtown Square, PA	—	1,930	14,420	1,149	1,953	15,546	4,989	2013	2004	333 S. Newtown Street Rd.
North Tonawanda, NY	—	1,172	7,297	600	1,172	7,897	517	2019	2005	705 Sandra Lane
North Tustin, CA	—	2,880	18,059	933	3,044	18,828	4,067	2013	2000	12291 Newport Avenue
Oak Harbor, WA	—	739	7,667	448	739	8,115	669	2019	1998	171 SW 6th Ave
Oak Park, IL	—	1,250	40,383	2,640	1,250	43,023	10,749	2012	2004	1035 Madison Street
Oakdale, PA	—	1,865	11,925	880	1,865	12,805	724	2019	2017	7420 Steubenville Pike
Oakland, CA	—	3,877	47,508	3,465	4,114	50,736	12,439	2013	1999	11889 Skyline Boulevard
Oakton, VA	—	2,250	37,576	2,851	2,393	40,284	9,511	2013	1997	2863 Hunter Mill Road
Oakville, ON	5,618	1,252	7,382	922	1,346	8,210	2,113	2013	1982	289 and 299 Randall Street
Oakville, ON	9,189	2,134	29,963	3,314	2,280	33,131	8,518	2013	1994	25 Lakeshore Road West
Oakville, ON	4,812	1,271	13,754	1,646	1,361	15,310	3,474	2013	1988	345 Church Street
Ogden, UT	—	360	6,700	936	360	7,636	2,880	2004	1998	1340 N. Washington Blv.
Okotoks, AB	18,824	714	20,943	1,908	780	22,785	4,375	2015	2010	51 Riverside Gate

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Orange, CA	36,000	8,021	65,234	3,238	8,021	68,472	—	2019	2018	630 The City Drive South
Oshawa, ON	6,698	841	7,570	985	957	8,439	2,167	2013	1991	649 King Street East
Ottawa, ON	9,668	1,341	15,425	2,720	1,469	18,017	2,719	2015	2001	110 Berrigan Drive
Ottawa, ON	18,152	3,454	23,309	3,181	3,760	26,184	7,627	2015	1966	2370 Carling Avenue
Ottawa, ON	20,738	4,256	39,141	2,962	4,477	41,882	7,129	2015	2005	751 Peter Morand Crescent
Ottawa, ON	7,212	2,103	18,421	4,969	2,294	23,199	3,852	2015	1989	1 Eaton Street
Ottawa, ON	13,711	2,963	26,424	3,754	3,196	29,945	4,611	2015	2008	691 Valin Street
Ottawa, ON	10,377	1,561	18,170	2,828	1,751	20,808	3,069	2015	2006	22 Barnstone Drive
Ottawa, ON	13,702	3,663	30,633	—	3,663	30,633	5,208	2015	2009	990 Hunt Club Road
Ottawa, ON	17,456	3,411	28,335	6,228	3,684	34,290	6,357	2015	2009	2 Valley Stream Drive
Ottawa, ON	2,809	724	4,710	623	774	5,283	1,375	2013	1995	1345 Ogilvie Road
Ottawa, ON	2,044	818	2,165	1,484	727	3,740	1,040	2013	1993	370 Kennedy Lane
Ottawa, ON	9,559	2,809	27,299	3,021	3,020	30,109	8,289	2013	1998	43 Aylmer Avenue
Ottawa, ON	4,517	1,156	9,758	1,129	1,290	10,753	2,564	2013	1998	1351 Hunt Club Road
Ottawa, ON	5,876	746	7,800	1,142	803	8,885	2,129	2013	1999	140 Darlington Private
Ottawa, ON	8,898	1,176	12,764	1,663	1,298	14,305	2,340	2015	1987	10 Vaughan Street
Outremont, QC	17,866	6,746	45,981	11,155	7,098	56,784	6,385	2018	1976	1000, avenue Rockland
Overland Park, KS	—	1,540	16,269	1,663	1,670	17,802	3,918	2012	1998	9201 Foster
Palo Alto, CA	25,050	—	39,639	3,072	24	42,687	10,156	2013	2007	2701 El Camino Real
Paramus, NJ	—	2,840	35,728	1,855	2,986	37,437	8,755	2013	1998	567 Paramus Road
Parkland, FL	54,784	4,880	111,481	5,181	4,904	116,638	23,531	2015	2000	5999 University Drive
Parma, OH	—	1,533	9,185	701	1,533	9,886	631	2019	2016	11500 Huffman Road
Paso Robles, CA	—	1,770	8,630	1,379	1,770	10,009	4,288	2002	1998	1919 Creston Rd.
Peabody, MA	5,892	2,250	16,071	1,250	2,380	17,191	3,328	2013	1994	73 Margin Street
Pella, IA	—	870	6,716	63	870	6,779	1,218	2012	2002	2602 Fifield Road
Pembroke, ON	—	1,931	9,427	1,082	2,000	10,440	2,485	2012	1999	1111 Pembroke Street West
Pennington, NJ	—	1,380	27,620	1,418	1,507	28,911	6,386	2011	2000	143 West Franklin Avenue
Peoria, AZ	—	766	21,796	1,468	766	23,264	2,628	2018	2014	13391 N 94th Drive
Pittsburgh, PA	—	1,580	18,017	1,143	1,587	19,153	5,010	2013	2009	900 Lincoln Club Dr.
Placentia, CA	—	8,480	17,076	5,896	8,513	22,939	4,445	2016	1987	1180 N Bradford Avenue
Plainview, NY	—	3,066	19,901	1,211	3,182	20,996	4,693	2013	2001	1231 Old Country Road
Plano, TX	28,960	3,120	59,950	3,806	3,227	63,649	18,286	2013	2006	4800 West Parker Road
Plano, TX	—	1,750	15,390	1,505	1,750	16,895	1,660	2016	2014	3690 Mapleshade Lane
Playa Vista, CA	—	1,580	40,531	3,084	1,605	43,590	10,040	2013	2006	5555 Playa Vista Drive
Pleasanton, CA	—	—	—	52,166	3,676	48,490	1,289	2016	2017	5700 Pleasant Hill Road
Port Perry, ON	12,123	3,685	26,788	4,160	3,932	30,701	4,569	2015	2009	15987 Simcoe Street
Port St. Lucie, FL	—	8,700	47,230	20,937	8,700	68,167	19,243	2008	2010	10685 SW Stony Creek Way
Portage, MI	42,000	2,857	59,848	2,569	2,857	62,417	3,653	2019	2017	3951 W. Milham Ave.
Princeton, NJ	—	1,730	30,888	2,236	1,814	33,040	7,486	2011	2001	155 Raymond Road
Purley, UK	—	7,365	35,161	4,079	7,982	38,623	10,333	2012	2005	21 Russell Hill Road
Puyallup, WA	—	1,150	20,776	1,494	1,156	22,264	6,346	2010	1985	123 Fourth Ave. NW
Quebec City, QC	8,325	2,420	21,977	3,662	2,546	25,513	2,956	2018	2000	795, rue Alain
Quebec City, QC	12,294	3,300	28,325	5,172	3,472	33,325	3,740	2018	1987	650 and 700, avenue Murray

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Queensbury, NY	—	1,260	21,744	577	1,273	22,308	3,213	2015	1999	27 Woodvale Road
Rancho Cucamonga, CA	—	1,480	10,055	2,144	2,084	11,595	3,388	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	—	5,450	60,034	3,646	5,450	63,680	16,003	2012	2004	5701 Crestridge Road
Randolph, NJ	29,300	1,540	46,934	2,370	1,718	49,126	11,141	2013	2006	648 Route 10 West
Red Deer, AB	12,551	1,247	19,283	2,099	1,339	21,290	3,727	2015	2004	3100 - 22 Street
Red Deer, AB	14,770	1,199	22,339	2,201	1,282	24,457	4,460	2015	2004	10 Inglewood Drive
Redding, CA	26,887	4,474	36,857	2,161	4,474	39,018	—	2019	2017	2150 Bechelli Lane
Regina, SK	6,218	1,485	21,148	2,096	1,678	23,051	6,144	2013	1999	3651 Albert Street
Regina, SK	6,204	1,244	21,036	1,989	1,333	22,936	5,411	2013	2004	3105 Hillsdale Street
Regina, SK	15,477	1,539	24,053	4,685	1,663	28,614	4,673	2015	1992	1801 McIntyre Street
Rehoboth Beach, DE	—	960	24,248	9,200	993	33,415	6,994	2010	1999	36101 Seaside Blvd
Reno, NV	—	1,060	11,440	930	1,060	12,370	4,762	2004	1998	5165 Summit Ridge Court
Ridgeland, MS	—	520	7,675	901	520	8,576	3,384	2003	1997	410 Orchard Park
Riviere-du-Loup, QC	2,854	592	7,601	1,820	665	9,348	1,574	2015	1956	35 des Cedres
Riviere-du-Loup, QC	12,164	1,454	16,848	5,339	1,812	21,829	4,316	2015	1993	230-235 rue Des Chenes
Rocky Hill, CT	—	1,090	6,710	1,752	1,090	8,462	3,291	2003	1996	60 Cold Spring Rd.
Rohnert Park, CA	—	6,500	18,700	3,756	6,546	22,410	8,277	2005	1986	4855 Snyder Lane
Romeoville, IL	—	854	12,646	61,722	6,197	69,025	18,583	2006	2010	605 S Edward Dr.
Roseville, MN	—	1,540	35,877	1,252	1,628	37,041	8,190	2013	2002	2555 Snelling Avenue, North
Roseville, CA	—	3,300	41,652	6,832	3,300	48,484	7,624	2016	2000	5161 Foothills Boulevard
Roswell, GA	—	1,107	9,627	1,876	1,114	11,496	8,369	1997	1999	655 Mansell Rd.
Roswell, GA	—	2,080	6,486	1,686	2,380	7,872	1,913	2012	1997	75 Magnolia Street
Sabre Springs, CA	—	—	—	47,090	3,726	43,364	1,047	2016	2017	12515 Springhurst Drive
Sacramento, CA	—	940	14,781	612	952	15,381	4,492	2010	1978	6350 Riverside Blvd
Sacramento, CA	—	1,300	23,394	1,556	1,369	24,881	5,802	2013	2004	345 Munroe Street
Saint-Lambert, QC	34,002	10,259	61,903	3,868	11,054	64,976	15,584	2015	1989	1705 Avenue Victoria
Salinas, CA	—	5,110	41,424	9,387	5,150	50,771	8,906	2016	1990	1320 Padre Drive
Salisbury, UK	—	2,720	15,269	1,676	2,926	16,739	2,579	2014	2013	Shapland Close
Salt Lake City, UT	—	1,360	19,691	779	1,360	20,470	6,592	2011	1986	1430 E. 4500 S.
San Antonio, TX	—	6,120	28,169	2,630	6,120	30,799	6,947	2010	2011	2702 Cembalo Blvd
San Antonio, TX	—	5,045	58,048	3,253	5,045	61,301	5,962	2017	2015	11300 Wild Pine
San Antonio, TX	—	11,683	69,623	3,634	11,683	73,257	2,722	2019	2016	6870 Heuermann Road
San Diego, CA	—	5,810	63,078	3,968	5,810	67,046	18,976	2012	2001	13075 Evening Creek Drive S
San Diego, CA	—	3,000	27,164	1,521	3,016	28,669	6,231	2013	2003	810 Turquoise Street
San Diego, CA	29,843	4,179	40,639	1,920	4,179	42,559	—	2019	2017	955 Grand Ave
San Francisco, CA	—	5,920	91,639	13,564	5,920	105,203	17,446	2016	1998	1550 Sutter Street
San Francisco, CA	—	11,800	77,214	10,401	11,800	87,615	14,542	2016	1923	1601 19th Avenue
San Gabriel, CA	—	3,120	15,566	1,135	3,165	16,656	4,208	2013	2005	8332 Huntington Drive
San Jose, CA	—	3,280	46,823	3,925	3,280	50,748	12,727	2012	2002	500 S Winchester Boulevard
San Jose, CA	—	11,900	27,647	5,198	11,966	32,779	5,773	2016	2002	4855 San Felipe Road
San Rafael, CA	—	1,620	27,392	3,964	1,854	31,122	4,342	2016	2001	111 Merrydale Road
San Ramon, CA	—	8,700	72,223	9,954	8,716	82,161	13,500	2016	1992	9199 Fircrest Lane
Sandy Springs, GA	—	2,214	8,360	1,454	2,220	9,808	3,133	2012	1997	5455 Glenridge Drive NE

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Santa Monica, CA	15,820	5,250	28,340	1,091	5,266	29,415	6,912	2013	2004	1312 15th Street
Santa Rosa, CA	—	2,250	26,273	3,525	2,292	29,756	4,508	2016	2001	4225 Wayvern Drive
Saskatoon, SK	3,836	981	13,905	1,407	1,047	15,246	3,431	2013	1999	220 24th Street East
Saskatoon, SK	13,372	1,382	17,609	1,763	1,476	19,278	4,307	2013	2004	1622 Acadia Drive
Schaumburg, IL	—	2,460	22,863	1,277	2,497	24,103	6,501	2013	2001	790 North Plum Grove Road
Scottsdale, AZ	—	2,500	3,890	1,476	2,500	5,366	1,458	2008	1998	9410 East Thunderbird Road
Scranton, PA	—	875	10,504	695	875	11,199	666	2019	2014	1651 Dickson Avenue
Seal Beach, CA	—	6,204	72,954	2,876	6,271	75,763	21,133	2013	2004	3850 Lampson Avenue
Seattle, WA	—	5,190	9,350	1,726	5,199	11,067	3,888	2010	1962	11501 15th Ave NE
Seattle, WA	27,180	10,670	37,291	1,618	10,700	38,879	13,281	2010	2005	805 4th Ave N
Seattle, WA	—	1,150	19,887	2,737	1,153	22,621	3,336	2015	1995	11039 17th Avenue
Selbyville, DE	—	750	25,912	867	769	26,760	6,298	2010	2008	21111 Arrington Dr
Sevenoaks, UK	—	6,181	40,240	6,340	6,648	46,113	12,282	2012	2009	64 - 70 Westerham Road
Severna Park, MD	—	—	67,623	5,944	38	73,529	10,854	2016	1997	43 W McKinsey Road
Shelby Township, MI	13,180	1,040	26,344	1,438	1,110	27,712	6,384	2013	2006	46471 Hayes Road
Shrewsbury, NJ	—	2,120	38,116	2,333	2,148	40,421	9,371	2010	2000	5 Meridian Way
Sidcup, UK	—	7,446	56,570	6,330	8,030	62,316	17,441	2012	2000	Frognal Avenue
Silver Spring, MD	—	—	—	64,540	3,436	61,104	1,466	2016	2018	2201 Colston Drive
Simi Valley, CA	—	3,200	16,664	1,889	3,298	18,455	5,390	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	—	5,510	51,406	8,426	5,510	59,832	10,275	2016	2003	5300 E Los Angeles Avenue
Solihull, UK	—	5,070	43,297	6,660	5,453	49,574	12,641	2012	2009	1270 Warwick Road
Solihull, UK	—	3,571	26,053	2,969	3,894	28,699	7,375	2013	2007	1 Worcester Way
Solihull, UK	—	1,851	10,585	1,421	1,990	11,867	1,153	2015	2016	Warwick Road
Sonning, UK	—	5,644	42,155	4,828	6,100	46,527	11,020	2013	2009	Old Bath Rd.
Sonoma, CA	—	1,100	18,400	3,764	1,109	22,155	7,932	2005	1988	800 Oregon St.
Sonoma, CA	—	2,820	21,890	3,158	2,827	25,041	3,787	2016	2005	91 Napa Road
Southlake, TX	—	6,207	56,675	7,624	6,207	64,299	3,184	2019	2008	101 Watermere Drive
Spokane, WA	—	3,200	25,064	1,019	3,200	26,083	7,538	2013	2001	3117 E. Chaser Lane
Spokane, WA	—	2,580	25,342	382	2,580	25,724	6,597	2013	1999	1110 E. Westview Ct.
St. Albert, AB	9,894	1,145	17,863	3,192	1,247	20,953	5,779	2014	2005	78C McKenney Avenue
St. John's, NL	5,449	706	11,765	829	748	12,552	2,009	2015	2005	64 Portugal Cove Road
Stittsville, ON	4,227	1,175	17,397	1,884	1,263	19,193	4,306	2013	1996	1340 - 1354 Main Street
Stockport, UK	—	4,369	25,018	2,864	4,720	27,531	7,480	2013	2008	1 Dairyground Road
Stockton, CA	—	2,280	5,983	1,214	2,372	7,105	2,223	2010	1988	6725 Inglewood
Strongsville, OH	—	1,113	10,882	656	1,113	11,538	651	2019	2017	15100 Howe Road
Stuart, FL	—	5,276	23,796	730	5,276	24,526	223	2019	2019	2625 SE Cove Road
Studio City, CA	—	4,006	25,307	1,360	4,115	26,558	7,094	2013	2004	4610 Coldwater Canyon Avenue
Suffield, CT	—	4,409	27,694	2,392	4,409	30,086	826	2019	1998	7 Canal Road
Sugar Land, TX	—	960	31,423	999	960	32,422	8,673	2011	1996	1221 Seventh St
Sugar Land, TX	—	4,272	60,493	6,540	4,272	67,033	8,760	2017	2015	744 Brooks Street
Sun City, FL	20,609	6,521	48,476	6,439	6,648	54,788	13,348	2015	1995	231 Courtyards
Sun City, FL	23,220	5,040	50,923	5,782	5,388	56,357	12,170	2015	1999	1311 Aston Gardens Court
Sun City West, AZ	—	1,250	21,778	1,162	1,250	22,940	5,012	2012	1998	13810 West Sandridge Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Sunnyvale, CA	—	5,420	41,682	2,715	5,420	44,397	11,522	2012	2002	1039 East El Camino Real
Surrey, BC	6,316	3,605	18,818	2,466	3,849	21,040	6,563	2013	2000	16028 83rd Avenue
Surrey, BC	15,386	4,552	22,338	2,939	4,905	24,924	8,226	2013	1987	15501 16th Avenue
Sutton, UK	—	4,096	14,532	2,444	4,408	16,664	1,396	2015	2016	123 Westmead Road
Suwanee, GA	—	1,560	11,538	1,531	1,560	13,069	3,743	2012	2000	4315 Johns Creek Parkway
Sway, UK	—	4,145	15,508	2,261	4,509	17,405	3,692	2014	2008	Sway Place
Swift Current, SK	1,790	492	10,119	1,185	531	11,265	2,713	2013	2001	301 Macoun Drive
Sylvania, OH	—	1,205	12,024	—	1,205	12,024	270	2019	2019	4120 King Road
Syracuse, NY	—	1,385	11,555	863	1,385	12,418	743	2019	2011	6715 Buckley Road
Tacoma, WA	—	4,170	73,377	17,171	4,170	90,548	17,187	2016	1987	8201 6th Avenue
Tampa, FL	69,330	4,910	114,148	7,556	5,073	121,541	23,400	2015	2001	12951 W Linebaugh Avenue
Tampa, FL	—	3,451	25,775	—	3,451	25,775	65	2019	2019	11330 Countryway Blvd
The Woodlands, TX	—	480	12,379	557	480	12,936	3,351	2011	1999	7950 Bay Branch Dr
Toledo, OH	—	2,040	47,129	4,107	2,144	51,132	16,567	2010	1985	3501 Executive Parkway
Toms River, NJ	—	1,610	34,627	1,428	1,695	35,970	8,532	2010	2005	1587 Old Freehold Rd
Tonawanda, NY	—	1,534	13,264	1,252	1,534	14,516	820	2019	2011	300 Fries Road
Tonawanda, NY	—	2,425	12,433	1,428	2,425	13,861	852	2019	2009	285 Crestmount Avenue
Toronto, ON	17,976	2,927	20,713	4,001	3,157	24,484	4,292	2015	1900	54 Foxbar Road
Toronto, ON	8,049	5,082	25,493	3,119	5,448	28,246	6,299	2015	1988	645 Castlefield Avenue
Toronto, ON	12,756	2,008	19,620	1,286	2,113	20,801	3,744	2015	1999	4251 Dundas Street West
Toronto, ON	36,974	5,132	41,657	5,581	5,484	46,886	12,124	2015	1964	10 William Morgan Drive
Toronto, ON	7,665	2,480	7,571	1,099	2,662	8,488	2,084	2015	1971	123 Spadina Road
Toronto, ON	4,701	1,079	5,364	731	1,152	6,022	1,488	2013	1982	25 Centennial Park Road
Toronto, ON	7,545	2,513	19,695	2,250	2,718	21,740	4,677	2013	2002	305 Balliol Street
Toronto, ON	17,746	3,400	32,757	3,552	3,635	36,074	9,152	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	5,807	1,447	3,918	673	1,572	4,466	1,361	2013	1987	1340 York Mills Road
Toronto, ON	31,276	5,304	53,488	8,935	5,675	62,052	17,963	2013	1988	8 The Donway East
Torrance, CA	—	3,497	73,138	186	3,497	73,324	6,464	2016	2016	25535 Hawthorne Boulevard
Tucson, AZ	—	830	6,179	4,055	830	10,234	2,031	2012	1997	5660 N. Kolb Road
Tulsa, OK	—	1,330	21,285	4,679	1,362	25,932	8,192	2010	1986	8887 South Lewis Ave
Tulsa, OK	—	1,500	20,861	4,285	1,614	25,032	8,129	2010	1984	9524 East 71st St
Turlock, CA	—	2,266	12,737	1,122	2,266	13,859	263	2019	2001	3791 Crowell Road
Twinsburg, OH	—	1,035	8,302	543	1,035	8,845	569	2019	2016	3092 Kendal Lane
Upland, CA	—	3,160	42,596	68	3,160	42,664	6,592	2015	2014	2419 North Euclid Avenue
Upper Providence, PA	—	1,900	28,195	404	1,906	28,593	3,475	2013	2015	1133 Black Rock Road
Upper St Claire, PA	—	1,102	13,455	1,623	1,153	15,027	4,186	2013	2005	500 Village Drive
Vacaville, CA	—	900	17,100	3,051	900	20,151	7,599	2005	1987	799 Yellowstone Dr.
Vallejo, CA	—	4,000	18,000	4,463	4,030	22,433	8,210	2005	1989	350 Locust Dr.
Vallejo, CA	—	2,330	15,407	1,224	2,330	16,631	4,928	2010	1990	2261 Tuolumne
Vancouver, WA	—	1,820	19,042	1,052	1,821	20,093	5,810	2010	2006	10011 NE 118th Ave
Vancouver, BC	—	7,282	6,572	1,440	7,661	7,633	5,714	2015	1974	2803 West 41st Avenue
Vankleek Hill, ON	665	389	2,960	541	421	3,469	960	2013	1987	48 Wall Street

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Vaudreuil, QC	8,012	1,852	14,214	1,686	1,924	15,828	2,837	2015	1975	333 rue Querbes
Venice, FL	64,425	6,820	100,501	5,560	6,958	105,923	22,077	2015	2002	1000 Aston Gardens Drive
Vero Beach, FL	—	2,930	40,070	25,748	2,930	65,818	24,423	2007	2003	7955 16th Manor
Victoria, BC	6,877	2,856	18,038	1,833	3,049	19,678	5,414	2013	1974	3000 Shelbourne Street
Victoria, BC	6,340	3,681	15,774	1,700	3,931	17,224	4,936	2013	1988	3051 Shelbourne Street
Victoria, BC	7,109	2,476	15,379	2,265	2,647	17,473	2,713	2015	1990	3965 Shelbourne Street
Virginia Water, UK	—	7,106	29,937	7,580	5,856	38,767	10,904	2012	2002	Christ Church Road
Voorhees, NJ	—	3,700	24,312	2,503	3,854	26,661	4,867	2012	2013	311 Route 73
Wall, NJ	—	1,650	25,350	2,985	1,694	28,291	6,175	2011	2003	2021 Highway 35
Walnut Creek, CA	—	3,700	12,467	2,931	3,808	15,290	4,571	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	—	10,320	100,890	18,143	10,320	119,033	20,636	2016	1988	1580 Geary Road
Washington, DC	—	4,000	69,154	3,222	4,004	72,372	16,427	2013	2004	5111 Connecticut Avenue NW
Watchung, NJ	—	1,920	24,880	1,979	2,055	26,724	5,918	2011	2000	680 Mountain Boulevard
Waukee, IA	—	1,870	31,878	790	1,870	32,668	5,905	2012	2007	1650 SE Holiday Crest Circle
Wayland, MA	—	1,207	27,462	2,349	1,340	29,678	7,435	2013	1997	285 Commonwealth Road
Webster Groves, MO	—	1,790	15,425	2,637	1,801	18,051	5,039	2011	2012	45 E Lockwood Avenue
Welland, ON	6,027	983	7,530	793	1,019	8,287	1,338	2015	2006	110 First Street
Wellesley, MA	—	4,690	77,462	347	4,690	77,809	13,734	2015	2012	23 & 27 Washington Street
West Babylon, NY	—	3,960	47,085	2,440	3,960	49,525	11,042	2013	2003	580 Montauk Highway
West Bloomfield, MI	—	1,040	12,300	905	1,100	13,145	3,320	2013	2000	7005 Pontiac Trail
West Hills, CA	—	2,600	7,521	1,714	2,658	9,177	2,957	2013	2002	9012 Topanga Canyon Road
West Seneca, NY	—	1,232	6,600	634	1,232	7,234	546	2019	2000	1187 Orchard Park Drive
West Seneca, NY	—	1,035	7,438	604	1,035	8,042	546	2019	2007	2341 Union Road
West Vancouver, BC	17,934	7,059	28,155	4,380	7,545	32,049	8,354	2013	1987	2095 Marine Drive
Westbourne, UK	—	5,441	41,420	8,236	5,854	49,243	11,299	2013	2006	16-18 Poole Road
Westford, MA	—	1,440	32,607	400	1,468	32,979	5,100	2015	2013	108 Littleton Road
Weston, MA	—	1,160	6,200	1,555	1,160	7,755	1,879	2013	1998	135 North Avenue
Westworth Village, TX	—	2,060	31,296	64	2,060	31,360	4,169	2014	2014	25 Leonard Trail
Weybridge, UK	—	7,899	48,240	4,888	8,496	52,531	14,169	2013	2008	Ellesmere Road
Weymouth, UK	—	2,591	16,551	1,841	2,824	18,159	2,702	2014	2013	Cross Road
White Oak, MD	—	2,304	24,768	2,991	2,358	27,705	6,232	2013	2002	11621 New Hampshire Avenue
Whitesboro, NY	—	1,575	11,873	789	1,575	12,662	737	2019	2015	4770 Clinton Road
Willoughby, OH	—	1,298	10,514	662	1,298	11,176	688	2019	2016	35100 Chardon Road
Wilmington, DE	—	1,040	23,338	2,208	1,176	25,410	5,951	2013	2004	2215 Shipley Street
Winchester, UK	—	6,009	29,405	3,178	6,471	32,121	8,270	2012	2010	Stockbridge Road
Winnipeg, MB	11,736	1,960	38,612	4,839	2,206	43,205	13,892	2013	1999	857 Wilkes Avenue
Winnipeg, MB	25,459	1,276	21,732	2,563	1,493	24,078	5,682	2013	1988	3161 Grant Avenue
Winnipeg, MB	12,328	1,317	15,609	2,937	1,420	18,443	3,740	2015	1999	125 Portsmouth Boulevard
Woking, UK	—	2,990	12,523	1,032	3,118	13,427	786	2016	2017	12 Streets Heath, West End
Wolverhampton, UK	—	2,941	8,922	1,393	3,170	10,086	3,591	2013	2008	73 Wergs Road
Woodland Hills, CA	—	3,400	20,478	1,383	3,447	21,814	5,855	2013	2005	20461 Ventura Boulevard
Yonkers, NY	—	3,962	50,107	2,314	3,956	52,427	12,283	2013	2005	65 Crisfield Street
Yorkton, SK	3,108	463	8,760	886	496	9,613	2,348	2013	2001	94 Russell Drive
Seniors Housing Operating Total	$1,990,607	$1,383,927	$13,886,675	$1,879,176	$1,469,078	$15,680,700	$3,194,057

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$—	$950	$20,987	$11,660	$950	$32,647	$3,442	2014	1998	6565 Central Park Boulevard
Abilene, TX	—	990	8,187	1,089	990	9,276	1,262	2014	1985	1250 East N 10th Street
Aboite Twp, IN	—	1,770	19,930	1,601	1,770	21,531	5,178	2010	2008	611 W County Line Rd South
Agawam, MA	—	880	16,112	2,134	880	18,246	8,476	2002	1993	1200 Suffield St.
Akron, OH	—	633	3,003	—	633	3,003	121	2018	1999	171 North Cleveland Massillon Road
Alexandria, VA	—	2,452	6,829	—	2,452	6,829	267	2018	1964	1510 Collingwood Road
Alhambra, CA	—	600	6,305	8,847	600	15,152	2,322	2011	1923	1118 N. Stoneman Ave.
Allen Park, MI	—	1,767	5,027	—	1,767	5,027	199	2018	1960	9150 Allen Road
Allentown, PA	—	494	11,849	—	494	11,849	457	2018	1995	5151 Hamilton Boulevard
Allentown, PA	—	1,491	4,823	—	1,491	4,823	195	2018	1988	1265 Cedar Crest Boulevard
Ames, IA	—	330	8,870	—	330	8,870	2,314	2010	1999	1325 Coconino Rd.
Ann Arbor, MI	—	2,172	11,127	—	2,172	11,127	463	2018	1997	4701 East Huron River Drive
Annandale, VA	—	1,687	18,980	—	1,687	18,980	716	2018	2002	7104 Braddock Road
Arlington, VA	—	4,016	8,805	—	4,016	8,805	339	2018	1976	550 South Carlin Southprings Road
Asheboro, NC	—	290	5,032	261	290	5,293	2,265	2003	1998	514 Vision Dr.
Asheville, NC	—	204	3,489	—	204	3,489	1,938	1999	1999	4 Walden Ridge Dr.
Asheville, NC	—	280	1,955	518	280	2,473	1,086	2003	1992	308 Overlook Rd.
Atchison, KS	—	140	5,610	23	140	5,633	634	2015	2001	1301 N 4th St.
Aurora, CO	—	2,440	28,172	—	2,440	28,172	12,556	2006	2007	14211 E. Evans Ave.
Austin, TX	—	1,691	5,006	—	1,691	5,006	257	2018	2000	11630 Four Iron Drive
Avon, IN	—	1,830	14,470	—	1,830	14,470	3,942	2010	2004	182 S Country RD. 550E
Avon, IN	—	900	19,444	—	900	19,444	2,896	2014	2013	10307 E. CR 100 N
Avon, CT	—	2,132	7,627	—	2,132	7,627	359	2018	2000	100 Fisher Drive
Azusa, CA	—	570	3,141	7,429	570	10,570	3,172	1998	1953	125 W. Sierra Madre Ave.
Baldwin City, KS	—	190	4,810	55	190	4,865	560	2015	2000	321 Crimson Ave
Baltimore, MD	—	4,306	4,305	—	4,306	4,305	181	2018	1978	6600 Ridge Road
Baltimore, MD	—	3,069	3,150	—	3,069	3,150	141	2018	1996	4669 Falls Road
Barberton, OH	—	1,307	9,313	—	1,307	9,313	356	2018	1979	85 Third Street
Bartlesville, OK	—	100	1,380	—	100	1,380	860	1996	1995	5420 S.E. Adams Blvd.
Battle Creek, MI	—	857	1,822	—	857	1,822	99	2018	1965	200 Roosevelt Avenue East
Bay City, MI	—	633	2,620	—	633	2,620	115	2018	1968	800 Mulholland Street
Bedford, PA	—	637	4,434	—	637	4,434	201	2018	1965	136 Donahoe Manor Road
Belmont, CA	—	3,000	23,526	1,653	3,000	25,179	6,778	2011	1971	1301 Ralston Avenue
Belvidere, NJ	—	2,001	26,191	—	2,001	26,191	771	2019	2009	1 Brookfield Ct
Benbrook, TX	—	1,550	13,553	2,747	1,550	16,300	3,242	2011	1984	4242 Bryant Irvin Road
Berkeley, CA	11,947	3,050	32,677	4,982	3,050	37,659	5,614	2016	1966	2235 Sacramento Street
Bethel Park, PA	—	1,700	16,007	—	1,700	16,007	4,712	2007	2009	5785 Baptist Road
Bethel Park, PA	—	1,008	6,742	—	1,008	6,742	276	2018	1986	60 Highland Road
Bethesda, MD	—	2,218	6,871	—	2,218	6,871	259	2018	1974	6530 Democracy Boulevard
Bethlehem, PA	—	1,191	16,892	—	1,191	16,892	620	2018	1979	2021 Westgate Drive

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Bethlehem, PA	—	1,143	13,592	—	1,143	13,592	502	2018	1982	2029 Westgate Drive
Beverly Hills, CA	—	6,000	13,385	—	6,000	13,385	1,761	2014	2000	220 N Clark Drive
Bexleyheath, UK	—	3,750	10,807	1,101	4,034	11,624	1,567	2014	1996	35 West Street
Bingham Farms, MI	—	781	15,676	—	781	15,676	597	2018	1999	24005 West 13 Mile Road
Birmingham, UK	—	1,647	14,853	1,246	1,771	15,975	1,964	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	1,591	19,092	1,564	1,712	20,535	2,488	2015	2010	Braymoor Road, Tile Cross
Birmingham, UK	—	1,462	9,056	794	1,572	9,740	1,216	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	1,184	10,085	852	1,274	10,847	1,324	2015	1997	122 Tile Cross Road, Garretts Green
Bloomington, IN	—	670	17,423	—	670	17,423	2,146	2015	2015	363 S. Fieldstone Boulevard
Boca Raton, FL	—	2,200	4,976	—	2,200	4,976	247	2018	1994	7225 Boca Del Mar Drive
Boca Raton, FL	—	2,826	4,063	—	2,826	4,063	180	2018	1984	375 Northwest 51st Street
Boulder, CO	—	3,601	21,371	—	3,601	21,371	870	2018	1990	2800 Palo Parkway
Bournemouth, UK	—	2,589	15,984	—	2,589	15,984	44	2019	2017	Poole Lane
Boynton Beach, FL	—	2,138	10,204	—	2,138	10,204	425	2018	1991	3600 Old Boynton Road
Boynton Beach, FL	—	2,804	14,226	—	2,804	14,226	541	2018	1984	3001 South Congress Avenue
Bracknell, UK	—	4,081	11,470	217	4,246	11,522	713	2014	2017	Bagshot Road
Bradenton, FL	—	252	3,298	—	252	3,298	2,068	1996	1995	6101 Pointe W. Blvd.
Bradenton, FL	—	480	9,953	110	480	10,063	1,978	2012	2000	2800 60th Avenue West
Braintree, MA	—	170	7,157	1,290	170	8,447	8,444	1997	1968	1102 Washington St.
Braintree, UK	—	—	13,296	1,005	—	14,301	2,010	2014	2009	Meadow Park Tortoiseshell Way
Brecksville, OH	—	990	19,353	—	990	19,353	2,872	2014	2011	8757 Brecksville Road
Brentwood, UK	34,515	8,537	45,869	4,443	9,182	49,667	3,992	2016	2013	London Road
Brick, NJ	—	1,290	25,247	1,330	1,290	26,577	5,851	2011	2000	458 Jack Martin Blvd.
Bridgewater, NJ	—	1,800	31,810	1,678	1,800	33,488	7,340	2011	2001	680 US-202/206 North
Bristol, UK	—	4,256	17,962	—	4,256	17,962	411	2015	2017	339 Badminton Road
Bristol, UK	—	2,270	13,030	—	2,270	13,030	183	2017	2019	Avon Valley Care Home, Tenniscourt Road
Brooks, AB	1,747	376	4,951	370	401	5,296	768	2014	2000	951 Cassils Road West
Bucyrus, OH	—	1,119	2,612	—	1,119	2,612	122	2018	1976	1170 West Mansfield Street
Burleson, TX	—	670	13,985	2,457	670	16,442	3,430	2011	1988	300 Huguley Boulevard
Burlington, NC	—	280	4,297	835	280	5,132	2,157	2003	2000	3619 S. Mebane St.
Burlington, NC	—	460	5,467	53	460	5,520	2,400	2003	1997	3615 S. Mebane St.
Burlington, NJ	—	1,700	12,554	501	1,700	13,055	3,652	2011	1965	115 Sunset Road
Burlington, NJ	—	1,170	19,205	172	1,170	19,377	4,657	2011	1994	2305 Rancocas Road
Burnaby, BC	7,292	7,623	13,844	1,463	8,139	14,791	2,177	2014	2006	7195 Canada Way
Calgary, AB	14,841	2,341	42,768	3,122	2,500	45,731	6,386	2014	1971	1729-90th Avenue SW
Calgary, AB	24,614	4,569	70,199	5,069	4,878	74,959	10,375	2014	2001	500 Midpark Way SE
Camberley, UK	—	9,974	39,168	1,984	10,376	40,750	2,725	2016	2017	Pembroke Broadway
Camp Hill, PA	—	517	3,597	—	517	3,597	142	2018	1970	1700 Market Street
Canonsburg, PA	—	911	4,830	—	911	4,830	207	2018	1986	113 West McMurray Road
Canton, OH	—	300	2,098	—	300	2,098	1,165	1998	1998	1119 Perry Dr., N.W.
Canton, MI	—	1,399	16,971	—	1,399	16,971	644	2018	2005	7025 Lilley Road
Cape Coral, FL	—	530	3,281	—	530	3,281	1,551	2002	2000	911 Santa Barbara Blvd.
Cape Coral, FL	8,135	760	18,868	106	760	18,974	3,788	2012	2009	831 Santa Barbara Boulevard
Cape May Court House, NJ	—	1,440	17,002	1,775	1,440	18,777	2,784	2014	1990	144 Magnolia Drive
Carlisle, PA	—	978	8,207	—	978	8,207	331	2018	1987	940 Walnut Bottom Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Carmel, IN	—	1,700	19,491	1	1,700	19,492	2,521	2015	2015	12315 Pennsylvania Street
Carmel, IN	—	1,583	6,071	—	1,583	6,071	263	2018	1985	12999 North Pennsylvania Street
Carmel, IN	—	—	2,296	—	—	2,296	82	2018	1985	12999 North Pennsylvania Street
Carrollton, TX	—	2,010	19,549	—	2,010	19,549	1,724	2014	2016	2645 East Trinity Mills Road
Cary, NC	—	1,500	4,350	1,051	1,500	5,401	2,827	1998	1996	111 MacArthur
Castleton, IN	—	920	15,137	—	920	15,137	2,343	2014	2013	8405 Clearvista Lake
Cedar Grove, NJ	—	2,850	27,737	20	2,850	27,757	6,753	2011	1970	536 Ridge Road
Cedar Rapids, IA	—	596	9,354	—	596	9,354	348	2018	1965	1940 1st Avenue Northeast
Centerville, OH	—	920	3,960	—	920	3,960	228	2018	1997	1001 E. Alex Bell Road
Chagrin Falls, OH	—	832	10,841	—	832	10,841	431	2018	1999	8100 East Washington Street
Chambersburg, PA	—	1,373	8,864	—	1,373	8,864	370	2018	1976	1070 Stouffer Avenue
Chapel Hill, NC	—	354	2,646	1,034	354	3,680	1,587	2002	1997	100 Lanark Rd.
Charleston, SC	—	1,333	5,556	—	1,333	5,556	220	2018	1982	1137 Sam Rittenberg Boulevard
Charleston, WV	—	440	17,575	306	440	17,881	4,158	2011	1998	1000 Association Drive, North Gate Business Park
Chatham, VA	—	320	14,039	—	320	14,039	2,222	2014	2009	100 Rorer Street
Cherry Hill, NJ	—	1,416	9,874	—	1,416	9,874	408	2018	1997	2700 Chapel Avenue West
Chester, VA	—	1,320	18,127	—	1,320	18,127	2,844	2014	2009	12001 Iron Bridge Road
Chevy Chase, MD	—	4,515	8,688	—	4,515	8,688	338	2018	1964	8700 Jones Mill Road
Chickasha, OK	—	85	1,395	—	85	1,395	863	1996	1996	801 Country Club Rd.
Chillicothe, OH	—	1,145	8,997	—	1,145	8,997	348	2018	1977	1058 Columbus Street
Cincinnati, OH	—	912	14,014	—	912	14,014	550	2018	2000	6870 Clough Pike
Citrus Heights, CA	—	5,207	31,725	—	5,207	31,725	1,172	2018	1988	7807 Upland Way
Claremore, OK	—	155	1,427	6,130	155	7,557	1,783	1996	1996	1605 N. Hwy. 88
Clarksville, TN	—	330	2,292	—	330	2,292	1,267	1998	1998	2183 Memorial Dr.
Clayton, NC	—	520	15,733	—	520	15,733	2,204	2014	2013	84 Johnson Estate Road
Cleburne, TX	—	520	5,369	—	520	5,369	1,814	2006	2007	402 S Colonial Drive
Clevedon, UK	—	2,838	16,927	1,493	3,052	18,206	2,558	2014	1994	18/19 Elton Road
Cloquet, MN	—	340	4,660	120	340	4,780	1,104	2011	2006	705 Horizon Circle
Cobham, UK	—	9,808	24,991	2,629	10,549	26,879	4,507	2013	2013	Redhill Road
Colchester, CT	—	980	4,860	544	980	5,404	1,636	2011	1986	59 Harrington Court
Colorado Springs, CO	—	4,280	62,168	—	4,280	62,168	6,926	2015	2008	1605 Elm Creek View
Colorado Springs, CO	—	1,730	25,493	693	1,730	26,186	2,760	2016	2016	2818 Grand Vista Circle
Columbia, TN	—	341	2,295	—	341	2,295	1,271	1999	1999	5011 Trotwood Ave.
Columbia, SC	—	1,699	2,320	—	1,699	2,320	100	2018	1968	2601 Forest Drive
Columbia Heights, MN	—	825	14,175	163	825	14,338	3,117	2011	2009	3807 Hart Boulevard
Columbus, IN	—	610	3,190	—	610	3,190	852	2010	1998	2564 Foxpointe Dr.
Concord, NC	—	550	3,921	270	550	4,191	1,871	2003	1997	2452 Rock Hill Church Rd.
Concord, NH	—	1,760	43,179	634	1,760	43,813	10,199	2011	1994	239 Pleasant Street
Congleton, UK	—	2,036	5,120	540	2,189	5,507	744	2014	1994	Rood Hill
Conroe, TX	—	980	7,771	—	980	7,771	2,193	2009	2010	903 Longmire Road
Coppell, TX	—	1,550	8,386	169	1,550	8,555	1,609	2012	2013	1530 East Sandy Lake Road
Corby, UK	—	1,228	5,144	672	1,204	5,840	418	2017	1997	25 Rockingham Road
Costa Mesa, CA	—	2,050	19,969	969	2,050	20,938	5,806	2011	1965	350 West Bay St
Coventry, UK	—	1,962	13,830	1,193	2,110	14,875	1,885	2015	2014	Banner Lane, Tile Hill
Crawfordsville, IN	—	720	17,239	1,426	720	18,665	2,794	2014	2013	517 Concord Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Dallastown, PA	—	1,377	16,802	—	1,377	16,802	661	2018	1979	100 West Queen Street
Danville, VA	—	410	3,954	829	410	4,783	2,072	2003	1998	149 Executive Ct.
Danville, VA	—	240	8,436	—	240	8,436	1,352	2014	1996	508 Rison Street
Daphne, AL	—	2,880	8,670	384	2,880	9,054	1,884	2012	2001	27440 County Road 13
Davenport, IA	—	566	2,017	—	566	2,017	81	2018	1966	815 East Locust Street
Davenport, IA	—	910	20,043	—	910	20,043	766	2018	2008	3800 Commerce Blvd.
Dayton, OH	—	1,188	5,414	—	1,188	5,414	227	2018	1977	1974 North Fairfield Road
Dearborn Heights, MI	—	1,197	3,396	—	1,197	3,396	157	2018	1964	26001 Ford Road
Decatur, GA	—	1,413	13,800	—	1,413	13,800	505	2018	1977	2722 North Decatur Road
Delray Beach, FL	—	1,158	13,576	—	1,158	13,576	537	2018	1998	16150 Jog Road
Delray Beach, FL	—	2,125	11,844	—	2,125	11,844	482	2018	1998	16200 Jog Road
Denton, TX	—	1,760	8,305	175	1,760	8,480	2,060	2010	2011	2125 Brinker Rd
Denver, CO	—	3,222	24,811	—	3,222	24,811	912	2018	1988	290 South Monaco Parkway
Derby, UK	—	2,359	8,539	441	2,455	8,884	963	2014	2015	Rykneld Road
Dover, DE	—	600	22,266	141	600	22,407	5,331	2011	1984	1080 Silver Lake Blvd.
Dublin, OH	—	1,393	2,912	—	1,393	2,912	139	2018	2014	4075 W. Dublin-Granville Road
Dubuque, IA	—	568	8,904	—	568	8,904	332	2018	1971	901 West Third Street
Dunedin, FL	—	1,883	13,329	—	1,883	13,329	500	2018	1983	870 Patricia Avenue
Durham, NC	—	1,476	10,659	2,587	1,476	13,246	12,451	1997	1999	4434 Ben Franklin Blvd.
Eagan, MN	16,186	2,260	31,643	300	2,260	31,943	3,572	2015	2004	3810 Alder Avenue
East Brunswick, NJ	—	1,380	34,229	1,093	1,380	35,322	7,664	2011	1998	606 Cranbury Rd.
Eastbourne, UK	—	4,071	24,438	2,154	4,379	26,284	3,646	2014	1999	Carew Road
Easton, PA	—	1,109	7,502	—	1,109	7,502	384	2018	2015	4100 Freemansburg Avenue
Easton, PA	—	1,430	13,400	—	1,430	13,400	529	2018	1981	2600 Northampton Street
Easton, PA	—	1,620	10,052	—	1,620	10,052	469	2018	2000	4100 Freemansburg Avenue
Eden, NC	—	390	4,877	20	390	4,897	2,162	2003	1998	314 W. Kings Hwy.
Edmond, OK	—	410	8,388	—	410	8,388	1,766	2012	2001	15401 North Pennsylvania Avenue
Edmond, OK	—	1,810	14,849	3,260	1,810	18,109	2,425	2014	1985	1225 Lakeshore Drive
Edmond, OK	—	1,650	25,167	1,700	1,650	26,867	2,103	2014	2017	2709 East Danforth Road
Elizabeth City, NC	—	200	2,760	2,165	200	4,925	2,376	1998	1999	400 Hastings Lane
Elk Grove Village, IL	—	1,344	7,076	—	1,344	7,076	292	2018	1995	1940 Nerge Road Elk
Elk Grove Village, IL	—	3,733	18,751	—	3,733	18,751	685	2018	1988	1920 Nerge Road
Encinitas, CA	—	1,460	7,721	1,987	1,460	9,708	4,196	2000	1988	335 Saxony Rd.
Englewood, NJ	—	930	4,514	26	930	4,540	1,215	2011	1966	333 Grand Avenue
Epsom, UK	33,969	20,159	34,803	4,554	21,682	37,834	3,062	2016	2014	450-458 Reigate Road
Escondido, CA	—	1,520	24,024	785	1,520	24,809	6,863	2011	1987	1500 Borden Rd
Eureka, KS	—	50	3,950	71	50	4,021	453	2015	1994	1820 E River St
Everett, WA	—	1,400	5,476	—	1,400	5,476	2,950	1999	1999	2015 Lake Heights Dr.
Exton, PA	—	3,600	27,267	—	3,600	27,267	1,193	2017	2018	501 Thomas Jones Way
Fairfax, VA	—	1,827	17,309	—	1,827	17,309	690	2018	1997	12469 Lee Jackson Mem Highway
Fairfax, VA	—	4,099	17,620	—	4,099	17,620	687	2018	1990	12475 Lee Jackson Memorial Highway
Fairhope, AL	—	570	9,119	112	570	9,231	1,910	2012	1987	50 Spring Run Road
Fall River, MA	—	620	5,829	4,856	620	10,685	5,715	1996	1973	1748 Highland Ave.
Fanwood, NJ	—	2,850	55,175	1,467	2,850	56,642	12,133	2011	1982	295 South Ave.
Faribault, MN	—	780	11,539	300	780	11,839	1,269	2015	2003	828 1st Street NE

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Farmington, CT	—	1,693	10,459	—	1,693	10,459	425	2018	1997	45 South Road
Farnborough, UK	—	2,036	5,737	586	2,189	6,170	810	2014	1980	Bruntile Close, Reading Road
Fayetteville, PA	—	2,150	32,951	2,468	2,150	35,419	4,037	2015	1991	6375 Chambersburg Road
Fayetteville, NY	—	410	3,962	500	410	4,462	2,080	2001	1997	5125 Highbridge St.
Findlay, OH	—	200	1,800	—	200	1,800	1,061	1997	1997	725 Fox Run Rd.
Fishers, IN	—	1,500	14,500	—	1,500	14,500	3,949	2010	2000	9745 Olympia Dr.
Fishersville, VA	—	788	2,101	—	788	2,101	672	2018	1998	83 Crossroad Lane
Flint, MI	—	1,271	18,056	—	1,271	18,056	668	2018	1969	3011 North Center Road
Florence, NJ	—	300	2,978	—	300	2,978	1,403	2002	1999	901 Broad St.
Flourtown, PA	—	1,800	14,830	266	1,800	15,096	3,728	2011	1908	350 Haws Lane
Flower Mound, TX	—	1,800	8,414	174	1,800	8,588	1,803	2011	2012	4141 Long Prairie Road
Floyd, VA	—	680	3,618	—	680	3,618	463	2018	1979	237 Franklin Pike Rd SE
Flushing, MI	—	690	1,702	—	690	1,702	105	2018	1999	640 Sunnyside Drive
Flushing, MI	—	1,415	8,536	—	1,415	8,536	347	2018	1967	540 Sunnyside Drive
Forest City, NC	—	320	4,497	38	320	4,535	2,007	2003	1999	493 Piney Ridge Rd.
Fort Ashby, WV	—	330	19,566	356	330	19,922	4,597	2011	1980	Diane Drive, Box 686
Fort Collins, CO	—	3,680	58,608	—	3,680	58,608	6,508	2015	2007	4750 Pleasant Oak Drive
Fort Collins, CO	—	890	4,532	—	890	4,532	376	2018	1965	1005 East Elizabeth
Fort Worth, TX	—	450	13,615	5,086	450	18,701	4,812	2010	2011	425 Alabama Ave.
Fountain Valley, CA	—	5,259	9,379	—	5,259	9,379	365	2018	1988	11680 Warner Avenue
Franconia, NH	—	360	11,320	70	360	11,390	2,748	2011	1971	93 Main Street
Fredericksburg, VA	—	1,000	20,000	2,070	1,000	22,070	7,918	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	—	1,130	23,202	—	1,130	23,202	3,363	2014	2010	140 Brimley Drive
Ft. Myers, FL	—	1,110	10,562	—	1,110	10,562	422	2018	1999	15950 McGregor Boulevard
Ft. Myers, FL	—	2,139	18,240	—	2,139	18,240	713	2018	1990	1600 Matthew Drive
Ft. Myers, FL	—	2,502	9,744	—	2,502	9,744	461	2018	2000	13881 Eagle Ridge Drive
Gainesville, FL	—	2,374	29,088	—	2,374	29,088	75	2016	2018	3605 NW 83rd Street
Galesburg, IL	—	1,708	3,841	—	1,708	3,841	152	2018	1964	280 East Losey Street
Gardner, KS	—	200	2,800	93	200	2,893	346	2015	2000	869 Juniper Terrace
Gastonia, NC	—	470	6,129	17	470	6,146	2,680	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	—	310	3,096	36	310	3,132	1,426	2003	1994	1717 Union Rd.
Gastonia, NC	—	400	5,029	202	400	5,231	2,264	2003	1996	1750 Robinwood Rd.
Geneva, IL	—	1,502	16,198	—	1,502	16,198	631	2018	2000	2388 Bricher Road
Georgetown, TX	—	200	2,100	—	200	2,100	1,227	1997	1997	2600 University Dr., E.
Gig Harbor, WA	—	3,000	4,463	—	3,000	4,463	213	2018	1990	3309 45th Street Court Northwest
Glen Ellyn, IL	—	1,496	6,636	—	1,496	6,636	288	2018	2001	2S706 Park Boulevard
Granbury, TX	—	2,550	2,940	777	2,550	3,717	876	2012	1996	916 East Highway 377
Granger, IN	—	1,670	21,280	2,401	1,670	23,681	5,629	2010	2009	6330 North Fir Rd
Grapevine, TX	—	2,220	17,648	69	2,220	17,717	2,003	2013	2014	4545 Merlot Drive
Greeley, CO	—	1,077	18,051	—	1,077	18,051	1,341	2017	2009	5300 West 29th Street
Greensboro, NC	—	330	2,970	594	330	3,564	1,587	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	—	560	5,507	1,332	560	6,839	2,921	2003	1997	4400 Lawndale Dr.
Greenville, SC	—	310	4,750	—	310	4,750	2,034	2004	1997	23 Southpointe Dr.
Greenville, SC	—	1,751	8,774	—	1,751	8,774	351	2018	1966	600 Sulphur Springs Road
Greenville, SC	—	947	1,445	—	947	1,445	97	2018	1976	601 Sulphur Springs Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Greenville, NC	—	290	4,393	236	290	4,629	1,989	2003	1998	2715 Dickinson Ave.
Greenwood, IN	—	1,550	22,770	81	1,550	22,851	5,530	2010	2007	2339 South SR 135
Grosse Pointe, MI	—	867	2,386	—	867	2,386	100	2018	1964	21401 Mack Avenue
Groton, CT	—	2,430	19,941	968	2,430	20,909	5,411	2011	1975	1145 Poquonnock Road
Hamilton, NJ	—	440	4,469	—	440	4,469	2,098	2001	1998	1645 Whitehorse-Mercerville Rd.
Hanahan, SC	—	1,934	3,988	—	1,934	3,988	190	2018	1989	1800 Eagle Landing Boulevard
Hanford, UK	—	1,382	9,829	846	1,486	10,571	1,791	2013	2012	Bankhouse Road
Harrisburg, PA	—	569	12,826	—	569	12,826	497	2018	2000	2625 Ailanthus Lane
Harrow, UK	—	7,402	8,266	1,183	7,961	8,890	1,248	2014	2001	177 Preston Hill
Hatboro, PA	—	—	28,112	1,771	—	29,883	6,894	2011	1996	3485 Davisville Road
Hatboro, PA	—	1,192	7,611	—	1,192	7,611	402	2018	2000	779 West County Line Road
Hatfield, UK	—	2,924	7,527	789	3,145	8,095	1,382	2013	2012	St Albans Road East
Hattiesburg, MS	—	450	13,469	—	450	13,469	3,099	2010	2009	217 Methodist Hospital Blvd
Hemet, CA	—	6,224	8,414	—	6,224	8,414	339	2018	1989	1717 West Stetson Avenue
Henry, IL	—	1,860	3,689	—	1,860	3,689	141	2018	1987	1650 Old Indian Town Road
Hermitage, TN	—	1,500	9,943	540	1,500	10,483	2,212	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, UK	—	1,900	24,353	2,726	2,043	26,936	4,843	2013	2011	165 Reculver Road
Hiawatha, KS	—	40	4,210	29	40	4,239	495	2015	1996	400 Kansas Ave
Hickory, NC	—	290	987	312	290	1,299	673	2003	1994	2530 16th St. N.E.
High Point, NC	—	560	4,443	848	560	5,291	2,327	2003	2000	1568 Skeet Club Rd.
High Point, NC	—	370	2,185	451	370	2,636	1,207	2003	1999	1564 Skeet Club Rd.
High Point, NC	—	330	3,395	108	330	3,503	1,530	2003	1994	201 W. Hartley Dr.
High Point, NC	—	430	4,143	36	430	4,179	1,840	2003	1998	1560 Skeet Club Rd.
Highlands Ranch, CO	—	940	3,721	4,983	940	8,704	2,516	2002	1999	9160 S. University Blvd.
Hillsboro, OH	—	1,792	6,341	—	1,792	6,341	347	2018	1983	1141 Northview Drive
Hinckley, UK	—	2,159	4,194	480	2,322	4,511	843	2013	2013	Tudor Road
Hindhead, UK	39,141	17,852	48,645	5,405	19,200	52,702	4,171	2016	2012	Portsmouth Road
Hinsdale, IL	—	4,033	24,287	—	4,033	24,287	894	2018	1971	600 W Ogden Avenue
Hockessin, DE	—	1,120	6,308	1,247	1,120	7,555	1,163	2014	1992	100 Saint Claire Drive
Holton, KS	—	40	7,460	13	40	7,473	814	2015	1996	410 Juniper Dr
Homewood, IL	—	2,395	7,652	—	2,395	7,652	288	2018	1989	940 Maple Avenue
Howard, WI	—	579	32,122	10	579	32,132	2,040	2017	2016	2790 Elm Tree Hill
Huntingdon Valley, PA	—	1,150	3,730	—	1,150	3,730	209	2018	1993	3430 Huntingdon Pike
Hutchinson, KS	—	600	10,590	194	600	10,784	4,242	2004	1997	2416 Brentwood
Independence, VA	—	1,082	6,767	—	1,082	6,767	829	2018	1998	400 S Independence Ave
Indianapolis, IN	—	870	14,688	—	870	14,688	2,283	2014	2014	1635 N Arlington Avenue
Indianapolis, IN	—	1,105	6,645	—	1,105	6,645	252	2018	1979	8549 South Madison Avenue
Jackson, NJ	—	6,500	26,405	3,107	6,500	29,512	5,334	2012	2001	2 Kathleen Drive
Jacksonville, FL	—	750	25,231	111	750	25,342	2,303	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	—	—	26,381	1,801	1,691	26,491	2,403	2013	2014	4000 San Pablo Parkway
Jacksonville, FL	—	1,752	2,553	—	1,752	2,553	102	2018	1989	3648 University Blvd South
Jacksonville, FL	—	2,182	9,491	—	2,182	9,491	406	2018	1980	8495 Normandy Blvd
Jefferson Hills, PA	—	2,265	13,618	—	2,265	13,618	771	2018	1997	380 Wray Large Road
Jersey Shore, PA	—	600	8,107	—	600	8,107	294	2018	1973	1008 Thompson Street
Kansas City, KS	—	700	20,115	—	700	20,115	2,322	2015	2015	8900 Parallel Parkway

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Katy, TX	—	1,778	22,622	—	1,778	22,622	1,707	2017	2015	24802 Kingsland Boulevard
Kensington, MD	—	1,753	18,626	—	1,753	18,626	699	2018	2002	4301 Knowles Avenue
Kenwood, OH	—	821	11,043	—	821	11,043	428	2018	2000	4580 East Galbraith Road
Kettering, OH	—	1,229	4,703	—	1,229	4,703	207	2018	1977	3313 Wilmington Pike
King of Prussia, PA	—	720	14,780	—	720	14,780	594	2018	1995	620 West Valley Forge Road
King of Prussia, PA	—	1,205	4,727	—	1,205	4,727	225	2018	1990	600 West Valley Forge Road
Kingsford, MI	—	1,362	10,598	—	1,362	10,598	428	2018	1968	1225 Woodward Avenue
Kingston, PA	—	986	5,711	—	986	5,711	225	2018	1974	200 Second Avenue
Kingston upon Thames, UK	71,089	33,063	46,696	6,439	35,561	50,637	4,056	2016	2014	Coombe Lane West
Kirkstall, UK	—	2,437	9,414	896	2,621	10,126	1,720	2013	2009	29 Broad Lane
Kokomo, IN	—	710	16,044	—	710	16,044	2,488	2014	2014	2200 S. Dixon Rd
Lacey, WA	—	2,582	18,180	—	2,582	18,180	692	2018	2012	4524 Intelco Loop SE
Lafayette, CO	—	1,420	20,192	—	1,420	20,192	2,572	2015	2015	329 Exempla Circle
Lafayette, IN	—	670	16,833	1	670	16,834	2,368	2015	2014	2402 South Street
Lakeway, TX	—	5,142	23,203	—	5,142	23,203	3,995	2007	2011	2000 Medical Dr
Lakewood, CO	—	2,160	28,091	62	2,160	28,153	4,299	2014	2010	7395 West Eastman Place
Lakewood Ranch, FL	—	650	6,714	1,988	650	8,702	1,726	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	—	1,000	22,388	86	1,000	22,474	4,410	2012	2005	8220 Natures Way
Lancaster, PA	—	1,680	14,039	—	1,680	14,039	1,159	2015	2017	31 Millersville Road
Lancaster, PA	—	1,011	7,504	—	1,011	7,504	296	2018	1966	100 Abbeyville Road
Largo, FL	—	1,166	3,427	—	1,166	3,427	175	2018	1997	300 Highland Avenue Northeast
Las Vegas, NV	—	580	23,420	—	580	23,420	5,220	2011	2002	2500 North Tenaya Way
Laureldale, PA	—	1,171	14,424	—	1,171	14,424	549	2018	1980	2125 Elizabeth Avenue
Lawrence, KS	—	250	8,716	—	250	8,716	1,697	2012	1996	3220 Peterson Road
Lebanon, PA	—	728	10,370	—	728	10,370	432	2018	1998	100 Tuck Court
Lebanon, PA	—	1,214	5,962	—	1,214	5,962	278	2018	1980	900 Tuck Street
Lee, MA	—	290	18,135	926	290	19,061	8,860	2002	1998	600 & 620 Laurel St.
Leeds, UK	—	1,974	13,239	1,149	2,123	14,239	1,728	2015	2013	100 Grove Lane
Leicester, UK	—	3,060	24,410	2,075	3,291	26,254	4,798	2012	2010	307 London Road
Lenoir, NC	—	190	3,748	718	190	4,466	1,945	2003	1998	1145 Powell Rd., N.E.
Lethbridge, AB	1,305	1,214	2,750	279	1,296	2,947	554	2014	2003	785 Columbia Boulevard West
Lexana, KS	—	480	1,770	152	480	1,922	247	2015	1994	8710 Caenen Lake Rd
Lexington, NC	—	200	3,900	1,090	200	4,990	2,243	2002	1997	161 Young Dr.
Libertyville, IL	—	6,500	40,024	—	6,500	40,024	9,587	2011	2001	901 Florsheim Dr
Libertyville, IL	—	2,993	11,550	—	2,993	11,550	431	2018	1988	1500 South Milwaukee
Lichfield, UK	—	1,382	30,324	2,395	1,486	32,615	3,979	2015	2012	Wissage Road
Lillington, NC	—	470	17,579	—	470	17,579	2,626	2014	2013	54 Red Mulberry Way
Lillington, NC	—	500	16,451	—	500	16,451	2,307	2014	1999	2041 NC-210 N
Lincoln, NE	—	390	13,807	95	390	13,902	3,519	2010	2000	7208 Van Dorn St.
Lititz, PA	—	1,200	13,836	—	1,200	13,836	1,144	2015	2016	80 West Millport Road
Livermore, CA	—	4,100	24,996	—	4,100	24,996	3,276	2014	1974	35 Fenton Street
Livonia, MI	—	985	13,558	—	985	13,558	544	2018	1999	32500 Seven Mile Road
Livonia, MI	—	1,836	2,278	—	1,836	2,278	109	2018	1960	28550 Five Mile Road
Longview, TX	—	610	5,520	—	610	5,520	1,873	2006	2007	311 E Hawkins Pkwy
Longwood, FL	—	1,260	6,445	—	1,260	6,445	1,552	2011	2011	425 South Ronald Reagan Boulevard

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Los Angeles, CA	—	—	11,430	1,050	—	12,480	3,242	2008	1971	330 North Hayworth Avenue
Louisburg, KS	—	280	4,320	44	280	4,364	481	2015	1996	202 Rogers St
Louisville, KY	—	490	10,010	2,768	490	12,778	5,144	2005	1978	4604 Lowe Rd
Loxley, UK	—	1,369	15,668	1,288	1,473	16,852	3,003	2013	2008	Loxley Road
Lutherville, MD	—	1,100	19,786	1,744	1,100	21,530	5,068	2011	1988	515 Brightfield Road
Lynchburg, VA	—	340	16,114	—	340	16,114	2,444	2014	2013	189 Monica Blvd
Lynchburg, VA	—	2,904	3,697	—	2,904	3,697	144	2018	1978	2200 Landover Place
Lynnwood, WA	—	2,302	5,634	—	2,302	5,634	222	2018	1987	3701 188th Street
Macomb, IL	—	1,586	4,059	—	1,586	4,059	153	2018	1966	8 Doctors Lane
Macungie, PA	—	960	29,033	84	960	29,117	6,833	2011	1994	1718 Spring Creek Road
Manalapan, NJ	—	900	22,624	760	900	23,384	5,094	2011	2001	445 Route 9 South
Manassas, VA	—	750	7,446	1,069	750	8,515	3,285	2003	1996	8341 Barrett Dr.
Mankato, MN	—	1,460	32,104	300	1,460	32,404	3,451	2015	2006	100 Dublin Road
Mansfield, TX	—	660	5,251	—	660	5,251	1,802	2006	2007	2281 Country Club Dr
Marietta, OH	—	1,149	9,376	—	1,149	9,376	362	2018	1977	5001 State Route 60
Marietta, GA	—	2,406	12,233	—	2,406	12,233	462	2018	1980	4360 Johnson Ferry Place
Marietta, PA	—	1,050	13,633	463	1,050	14,096	1,585	2015	1999	2760 Maytown Road
Marion, IN	—	720	12,750	1,136	720	13,886	2,086	2014	2012	614 W. 14th Street
Marion, IN	—	990	9,190	824	990	10,014	1,782	2014	1976	505 N. Bradner Avenue
Marion, OH	—	2,768	17,420	—	2,768	17,420	856	2018	2004	400 Barks Road West
Marlborough, UK	—	2,677	6,822	718	2,879	7,338	1,006	2014	1999	The Common
Marlow, UK	—	9,068	39,720	1,970	9,434	41,324	4,037	2013	2014	210 Little Marlow Road
Martinsville, VA	—	349	—	—	349	—	—	2003	1900	Rolling Hills Rd. & US Hwy. 58
Matawan, NJ	—	1,830	20,618	166	1,830	20,784	4,764	2011	1965	625 State Highway 34
Matthews, NC	—	560	4,738	39	560	4,777	2,141	2003	1998	2404 Plantation Center Dr.
McHenry, IL	—	1,576	—	—	1,576	—	—	2006	1900	5200 Block of Bull Valley Road
McKinney, TX	—	1,570	7,389	—	1,570	7,389	2,096	2009	2010	2701 Alma Rd.
McMurray, PA	—	1,440	15,805	3,894	1,440	19,699	4,190	2010	2011	240 Cedar Hill Dr
Medicine Hat, AB	2,144	932	5,566	450	995	5,953	889	2014	1999	65 Valleyview Drive SW
Mentor, OH	—	1,827	9,941	—	1,827	9,941	389	2018	1985	8200 Mentor Hills Drive
Mercerville, NJ	—	860	9,929	173	860	10,102	2,619	2011	1967	2240 White Horse- Merceville Road
Meriden, CT	—	1,300	1,472	233	1,300	1,705	848	2011	1968	845 Paddock Ave
Miamisburg, OH	—	786	3,233	—	786	3,233	178	2018	1983	450 Oak Ridge Boulevard
Middleburg Heights, OH	—	960	7,780	427	960	8,207	3,134	2004	1998	15435 Bagley Rd.
Middleton, WI	—	420	4,006	600	420	4,606	2,028	2001	1991	6701 Stonefield Rd.
Milton Keynes, UK	—	1,826	18,654	1,547	1,964	20,063	2,520	2015	2007	Tunbridge Grove, Kents Hill
Minnetonka, MN	—	2,080	24,360	1,554	2,080	25,914	6,078	2012	1999	500 Carlson Parkway
Mishawaka, IN	—	740	16,113	—	740	16,113	2,565	2014	2013	60257 Bodnar Blvd
Moline, IL	—	2,946	18,677	—	2,946	18,677	682	2018	1964	833 Sixteenth Avenue
Monmouth Junction, NJ	—	720	6,209	86	720	6,295	1,721	2011	1996	2 Deer Park Drive
Monroe, NC	—	470	3,681	788	470	4,469	1,950	2003	2001	918 Fitzgerald St.
Monroe, NC	—	310	4,799	883	310	5,682	2,450	2003	2000	919 Fitzgerald St.
Monroe, NC	—	450	4,021	154	450	4,175	1,860	2003	1997	1316 Patterson Ave.
Monroe Township, NJ	—	3,250	27,771	765	3,250	28,536	2,966	2015	1996	319 Forsgate Drive
Monroeville, PA	—	1,216	12,753	—	1,216	12,753	593	2018	1997	120 Wyngate Drive

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Monroeville, PA	—	1,237	3,642	—	1,237	3,642	225	2018	1996	885 MacBeth Drive
Montgomeryville, PA	—	1,176	9,827	—	1,176	9,827	404	2018	1989	640 Bethlehem Pike
Montville, NJ	—	3,500	31,002	1,699	3,500	32,701	7,173	2011	1988	165 Changebridge Rd.
Moorestown, NJ	—	4,143	23,902	—	4,143	23,902	3,947	2012	2014	250 Marter Avenue
Morehead City, NC	—	200	3,104	1,701	200	4,805	2,371	1999	1999	107 Bryan St.
Morrison, CO	—	2,720	16,261	—	2,720	16,261	1,359	2018	1974	150 Spring Street
Moulton, UK	—	1,695	12,510	1,611	1,662	14,154	960	2017	1995	Northampton Lane North
Mountainside, NJ	—	3,097	7,810	—	3,097	7,810	309	2018	1988	1180 Route 22
Nacogdoches, TX	—	390	5,754	—	390	5,754	1,948	2006	2007	5902 North St
Naperville, IL	—	3,470	29,547	—	3,470	29,547	7,214	2011	2001	504 North River Road
Naples, FL	—	1,222	10,642	—	1,222	10,642	441	2018	1998	6125 Rattlesnake Hammock Road
Naples, FL	—	1,672	23,126	—	1,672	23,126	1,068	2018	1993	1000 Lely Palms Drive
Naples, FL	—	1,854	12,402	—	1,854	12,402	463	2018	1987	3601 Lakewood Boulevard
Nashville, TN	—	4,910	29,590	—	4,910	29,590	9,113	2008	2007	15 Burton Hills Boulevard
Naugatuck, CT	—	1,200	15,826	199	1,200	16,025	3,931	2011	1980	4 Hazel Avenue
Needham, MA	—	1,610	12,667	—	1,610	12,667	5,644	2002	1994	100 West St.
New Lenox, IL	—	1,225	21,575	—	1,225	21,575	429	2019	2007	1023 South Cedar Rd
New Moston, UK	—	1,480	4,378	443	1,592	4,709	833	2013	2010	90a Broadway
Newark, DE	—	560	21,220	2,422	560	23,642	8,621	2004	1998	200 E. Village Rd.
Newcastle Under Lyme, UK	—	1,110	5,655	512	1,194	6,083	1,028	2013	2010	Hempstalls Lane
Newcastle-under-Lyme, UK	—	1,125	5,537	503	1,210	5,955	817	2014	1999	Silverdale Road
Newport News, VA	—	839	6,077	—	839	6,077	739	2018	1998	12997 Nettles Dr
Norman, OK	—	55	1,484	—	55	1,484	969	1995	1995	1701 Alameda Dr.
Norman, OK	—	1,480	33,330	—	1,480	33,330	6,428	2012	1985	800 Canadian Trails Drive
North Augusta, SC	—	332	2,558	—	332	2,558	1,407	1999	1998	105 North Hills Dr.
Northampton, UK	—	5,182	17,348	1,702	5,573	18,659	3,277	2013	2011	Cliftonville Road
Northampton, UK	—	2,013	6,257	626	2,166	6,730	869	2014	2014	Cliftonville Road
Northbrook, IL	—	1,298	13,341	—	1,298	13,341	510	2018	1999	3240 Milwaukee Avenue
Nuneaton, UK	—	3,325	8,983	929	3,576	9,661	1,634	2013	2011	132 Coventry Road
Nuthall, UK	—	1,628	6,263	597	1,752	6,736	856	2014	2014	172A Nottingham Road
Nuthall, UK	—	2,498	10,436	977	2,687	11,224	1,917	2013	2011	172 Nottingham Road
Oak Lawn, IL	—	2,418	5,428	—	2,418	5,428	206	2018	1977	9401 South Kostner Avenue
Oak Lawn, IL	—	3,876	7,988	—	3,876	7,988	315	2018	1960	6300 W 95th Street
Oakland, CA	—	4,760	16,143	109	4,760	16,252	2,372	2014	2002	468 Perkins Street
Ocala, FL	—	1,340	10,564	102	1,340	10,666	3,067	2008	2009	2650 SE 18TH Avenue
Oklahoma City, OK	—	590	7,513	—	590	7,513	2,382	2007	2008	13200 S. May Ave
Oklahoma City, OK	—	760	7,017	—	760	7,017	2,197	2007	2009	11320 N. Council Road
Oklahoma City, OK	—	1,590	16,272	—	1,590	16,272	44	2014	2016	2800 SW 131st Street
Olathe, KS	—	1,930	19,765	553	1,930	20,318	2,378	2016	2015	21250 W 151 Street
Omaha, NE	—	370	10,230	—	370	10,230	2,643	2010	1998	11909 Miracle Hills Dr.
Omaha, NE	—	380	8,769	—	380	8,769	2,392	2010	1999	5728 South 108th St.
Ona, WV	—	950	15,998	390	950	16,388	1,820	2015	2007	100 Weatherholt Drive
Oneonta, NY	—	80	5,020	—	80	5,020	1,570	2007	1996	1846 County Highway 48
Orange Park, FL	—	2,201	4,018	—	2,201	4,018	212	2018	1990	570 Wells Road
Orem, UT	—	2,150	24,107	—	2,150	24,107	2,642	2015	2014	250 East Center Street

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Osage City, KS	—	50	1,700	142	50	1,842	247	2015	1996	1403 Laing St
Osawatomie, KS	—	130	2,970	136	130	3,106	380	2015	2003	1520 Parker Ave
Ottawa, KS	—	160	6,590	44	160	6,634	742	2015	2007	2250 S Elm St
Overland Park, KS	—	4,500	29,105	38,441	8,230	63,816	17,220	2010	1988	6101 W 119th St
Overland Park, KS	—	410	2,840	92	410	2,932	374	2015	2004	14430 Metcalf Ave
Overland Park, KS	—	1,300	25,311	677	1,300	25,988	2,995	2016	2015	7600 Antioch Road
Owasso, OK	—	215	1,380	—	215	1,380	834	1996	1996	12807 E. 86th Place N.
Owensboro, KY	—	225	13,275	—	225	13,275	5,428	2005	1964	1205 Leitchfield Rd.
Owenton, KY	—	100	2,400	—	100	2,400	1,157	2005	1979	905 Hwy. 127 N.
Palestine, TX	—	180	4,320	1,300	180	5,620	1,949	2006	2005	1625 W. Spring St.
Palm Beach Gardens, FL	—	2,082	6,624	—	2,082	6,624	289	2018	1991	11375 Prosperity Farms Road
Palm Coast, FL	—	870	10,957	98	870	11,055	3,040	2008	2010	50 Town Ct.
Palm Desert, CA	—	6,195	8,922	—	6,195	8,922	353	2018	1989	74350 Country Club Drive
Palm Harbor, FL	—	1,306	13,811	—	1,306	13,811	567	2018	1997	2895 Tampa Road
Palm Harbor, FL	—	3,281	22,457	—	3,281	22,457	904	2018	1990	2851 Tampa Road
Palos Heights, IL	—	1,225	12,457	—	1,225	12,457	468	2018	1999	7880 West College Drive
Palos Heights, IL	—	3,431	28,812	—	3,431	28,812	1,046	2018	1987	7850 West College Drive
Palos Heights, IL	—	2,590	7,647	—	2,590	7,647	288	2018	1996	11860 Southwest Hwy
Panama City Beach, FL	—	900	6,402	734	900	7,136	1,340	2011	2005	6012 Magnolia Beach Road
Paola, KS	—	190	5,610	59	190	5,669	646	2015	2000	601 N. East Street
Paris, TX	—	490	5,452	—	490	5,452	4,784	2005	2006	750 N Collegiate Dr
Parma, OH	—	960	12,722	—	960	12,722	512	2018	1998	9205 Sprague Road
Parma, OH	—	1,833	10,318	—	1,833	10,318	468	2018	2006	9055 West Sprague Road
Paulsboro, NJ	—	3,264	8,026	—	3,264	8,026	327	2018	1987	550 Jessup Road
Perrysburg, OH	—	1,456	5,433	—	1,456	5,433	224	2018	1973	10540 Fremont Pike
Perrysburg, OH	—	1,213	7,110	—	1,213	7,110	271	2018	1978	10542 Fremont Pike
Philadelphia, PA	—	2,930	10,433	3,536	2,930	13,969	3,647	2011	1952	1526 Lombard Street
Phillipsburg, NJ	—	800	21,175	238	800	21,413	5,254	2011	1992	290 Red School Lane
Phillipsburg, NJ	—	300	8,114	101	300	8,215	2,015	2011	1905	843 Wilbur Avenue
Pikesville, MD	—	—	2,488	—	—	2,488	89	2018	1998	8911 Reisterstown Road
Pikesville, MD	—	4,247	8,383	—	4,247	8,383	357	2018	1996	8909 Reisterstown Road
Pinehurst, NC	—	290	2,690	517	290	3,207	1,463	2003	1998	17 Regional Dr.
Piqua, OH	—	204	1,885	—	204	1,885	1,069	1997	1997	1744 W. High St.
Piscataway, NJ	—	3,100	33,501	—	3,100	33,501	2,369	2013	2017	10 Sterling Drive
Pittsburgh, PA	—	603	11,357	—	603	11,357	455	2018	1998	1125 Perry Highway
Pittsburgh, PA	—	1,005	15,164	—	1,005	15,164	584	2018	1997	505 Weyman Road
Pittsburgh, PA	—	1,140	3,166	—	1,140	3,166	123	2018	1962	550 South Negley Avenue
Pittsburgh, PA	—	994	3,790	—	994	3,790	210	2018	1986	2170 Rhine Street
Pittsburgh, PA	—	761	4,214	—	761	4,214	157	2018	1965	5609 Fifth Avenue
Pittsburgh, PA	—	1,480	9,715	—	1,480	9,715	423	2018	1986	1105 Perry Highway
Pittsburgh, PA	—	1,139	5,846	—	1,139	5,846	249	2018	1986	1848 Greentree Road
Pittsburgh, PA	—	1,750	8,572	6,320	1,750	14,892	3,701	2005	1998	100 Knoedler Rd.
Plainview, NY	—	3,990	11,969	1,713	3,990	13,682	3,235	2011	1963	150 Sunnyside Blvd
Plano, TX	—	1,840	20,152	560	1,840	20,712	2,190	2016	2016	3325 W Plano Parkway
Plattsmouth, NE	—	250	5,650	—	250	5,650	1,535	2010	1999	1913 E. Highway 34

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Poole, UK	—	3,416	17,171	—	3,416	17,171	50	2019	2019	Kingsmill Road
Potomac, MD	—	1,448	14,626	—	1,448	14,626	553	2018	1994	10718 Potomac Tennis Lane
Potomac, MD	—	4,119	14,921	—	4,119	14,921	583	2018	1988	10714 Potomac Tennis Lane
Pottstown, PA	—	984	4,565	—	984	4,565	191	2018	1907	724 North Charlotte Street
Pottsville, PA	—	171	3,560	—	171	3,560	140	2018	1976	420 Pulaski Drive
Prior Lake, MN	13,567	1,870	29,849	300	1,870	30,149	3,208	2015	2003	4685 Park Nicollet Avenue
Raleigh, NC	—	7,598	88,870	493	7,598	89,363	6,542	2008	2017	4030 Cardinal at North Hills St
Raleigh, NC	—	3,530	59,589	—	3,530	59,589	11,396	2012	2002	5301 Creedmoor Road
Raleigh, NC	—	2,580	16,837	—	2,580	16,837	3,433	2012	1988	7900 Creedmoor Road
Reading, PA	—	980	19,906	140	980	20,046	4,850	2011	1994	5501 Perkiomen Ave
Red Bank, NJ	—	1,050	21,275	1,158	1,050	22,433	4,785	2011	1997	One Hartford Dr.
Redondo Beach, CA	—	—	9,557	653	—	10,210	6,913	2011	1957	514 North Prospect Ave
Reidsville, NC	—	170	3,830	907	170	4,737	2,155	2002	1998	2931 Vance St.
Richardson, TX	—	1,468	12,979	—	1,468	12,979	511	2018	1999	410 Buckingham Road
Richmond, IN	—	700	14,222	393	700	14,615	1,699	2016	2015	400 Industries Road
Richmond, VA	—	3,261	17,980	—	3,261	17,980	672	2018	1990	1719 Bellevue Avenue
Richmond, VA	—	1,046	8,235	—	1,046	8,235	330	2018	1966	2125 Hilliard Road
Roanoke, VA	—	748	4,483	—	748	4,483	715	2018	1997	4355 Pheasant Ridge Rd
Rockville Centre, NY	—	4,290	20,310	1,379	4,290	21,689	4,889	2011	2002	260 Maple Ave
Rockwall, TX	—	2,220	17,650	69	2,220	17,719	2,049	2012	2014	720 E Ralph Hall Parkway
Romeoville, IL	—	1,895	—	—	1,895	—	—	2006	1900	Grand Haven Circle
Roseville, MN	—	2,140	24,679	100	2,140	24,779	2,677	2015	1989	2750 North Victoria Street
Rugeley, UK	—	1,900	10,262	918	2,043	11,037	1,976	2013	2010	Horse Fair
Ruston, LA	—	710	9,790	—	710	9,790	2,424	2011	1988	1401 Ezelle St
S Holland, IL	—	1,423	8,910	—	1,423	8,910	359	2018	1997	2045 East 170th Street
Salem, OR	—	449	5,171	1	449	5,172	2,828	1999	1998	1355 Boone Rd. S.E.
Salisbury, NC	—	370	5,697	196	370	5,893	2,561	2003	1997	2201 Statesville Blvd.
San Angelo, TX	—	260	8,800	425	260	9,225	3,572	2004	1997	2695 Valleyview Blvd.
San Angelo, TX	—	1,050	24,689	1,221	1,050	25,910	3,682	2014	1999	6101 Grand Court Road
San Antonio, TX	—	1,499	12,662	—	1,499	12,662	493	2018	2000	15290 Huebner Road
San Antonio, TX	—	—	17,303	—	—	17,303	8,455	2007	2007	8902 Floyd Curl Dr.
San Diego, CA	—	—	22,003	1,845	—	23,848	6,664	2008	1992	555 Washington St.
San Juan Capistrano, CA	—	1,390	6,942	1,434	1,390	8,376	3,500	2000	2001	30311 Camino Capistrano
Sand Springs, OK	—	910	19,654	—	910	19,654	3,861	2012	2002	4402 South 129th Avenue West
Sarasota, FL	—	475	3,175	—	475	3,175	1,991	1996	1995	8450 McIntosh Rd.
Sarasota, FL	—	4,101	11,208	—	4,101	11,208	701	2018	1993	5401 Sawyer Road
Sarasota, FL	—	1,370	4,084	—	1,370	4,084	164	2018	1968	3250 12th Street
Sarasota, FL	—	2,792	11,177	—	2,792	11,177	434	2018	1993	5511 Swift Road
Sarasota, FL	—	3,360	19,140	—	3,360	19,140	4,182	2011	2006	6150 Edgelake Drive
Sarasota, FL	—	443	8,895	—	443	8,895	382	2018	1998	5509 Swift Road
Scranton, PA	—	440	17,609	—	440	17,609	2,530	2014	2005	2741 Blvd. Ave
Scranton, PA	—	320	12,144	1	320	12,145	1,741	2014	2013	2751 Boulevard Ave
Seminole, FL	—	1,165	8,977	—	1,165	8,977	373	2018	1998	9300 Antilles Drive
Seven Fields, PA	—	484	4,663	59	484	4,722	2,585	1999	1999	500 Seven Fields Blvd.
Sewell, NJ	—	3,127	14,095	—	3,127	14,095	624	2018	2010	378 Fries Mill Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Shawnee, OK	—	80	1,400	—	80	1,400	870	1996	1995	3947 Kickapoo
Shelbyville, KY	—	630	3,870	630	630	4,500	1,684	2005	1965	1871 Midland Trail
Sherman, TX	—	700	5,221	—	700	5,221	1,838	2005	2006	1011 E. Pecan Grove Rd.
Silver Spring, MD	—	1,469	10,395	—	1,469	10,395	405	2018	1995	2505 Musgrove Road
Silver Spring, MD	—	4,678	11,683	—	4,678	11,683	485	2018	1990	2501 Musgrove Road
Silvis, IL	—	880	16,420	139	880	16,559	4,135	2010	2005	1900 10th St.
Sinking Spring, PA	—	1,393	19,848	—	1,393	19,848	764	2018	1982	3000 Windmill Road
Sittingbourne, UK	—	1,357	6,539	597	1,460	7,033	926	2014	1997	200 London Road
Smithfield, NC	—	290	5,680	455	290	6,135	2,497	2003	1998	830 Berkshire Rd.
Smithfield, NC	—	360	8,216	—	360	8,216	1,177	2014	1999	250 Highway 210 West
South Bend, IN	—	670	17,770	—	670	17,770	2,652	2014	2014	52565 State Road 933
South Point, OH	—	1,135	9,390	—	1,135	9,390	362	2018	1984	7743 County Road 1
Southampton, UK	—	1,519	16,041	710	1,581	16,689	1,013	2017	2013	Botley Road, Park Gate
Southbury, CT	—	1,860	23,613	958	1,860	24,571	5,579	2011	2001	655 Main St
Spokane, WA	—	2,649	11,703	—	2,649	11,703	456	2018	1985	6025 North Assembly Street
Springfield, IL	—	990	13,378	1,085	990	14,463	2,121	2014	2013	3089 Old Jacksonville Road
St. Louis, MO	—	1,890	12,390	837	1,890	13,227	3,028	2010	1963	6543 Chippewa St
St. Paul, MN	—	2,100	33,019	100	2,100	33,119	3,546	2015	1996	750 Mississippi River
Stafford, UK	—	2,009	8,238	414	2,090	8,571	750	2014	2016	Stone Road
Stamford, UK	—	1,820	3,238	382	1,957	3,483	489	2014	1998	Priory Road
Statesville, NC	—	150	1,447	338	150	1,785	788	2003	1990	2441 E. Broad St.
Statesville, NC	—	310	6,183	61	310	6,244	2,662	2003	1996	2806 Peachtree Place
Statesville, NC	—	140	3,627	9	140	3,636	1,589	2003	1999	2814 Peachtree Rd.
Staunton, VA	—	899	6,391	—	899	6,391	792	2018	1999	1410 N Augusta St
Sterling Heights, MI	—	790	10,787	—	790	10,787	423	2018	1996	11095 East Fourteen Mile Road
Sterling Heights, MI	—	1,583	15,639	—	1,583	15,639	622	2018	2013	38200 Schoenherr Road
Stillwater, OK	—	80	1,400	—	80	1,400	872	1995	1995	1616 McElroy Rd.
Stratford-upon-Avon, UK	—	790	14,508	1,155	849	15,604	1,901	2015	2012	Scholars Lane
Stroudsburg, PA	—	340	16,313	—	340	16,313	2,619	2014	2011	370 Whitestone Corner Road
Summit, NJ	—	3,080	14,152	—	3,080	14,152	3,422	2011	2001	41 Springfield Avenue
Sunbury, PA	—	695	7,246	—	695	7,246	273	2018	1981	800 Court Street Circle
Sunninghill, UK	—	11,632	42,233	2,174	12,101	43,938	2,925	2014	2017	Bagshot Road
Sunnyvale, CA	—	4,946	22,131	—	4,946	22,131	829	2018	1990	1150 Tilton Drive
Superior, WI	—	1,020	13,735	6,159	1,020	19,894	3,457	2009	2010	1915 North 34th Street
Tacoma, WA	—	2,522	8,576	—	2,522	8,576	328	2018	1984	5601 South Orchard Southtreet
Tampa, FL	—	1,315	6,913	—	1,315	6,913	313	2018	1999	14950 Casey Road
Terre Haute, IN	—	1,370	18,016	—	1,370	18,016	2,463	2015	2015	395 8th Avenue
Texarkana, TX	—	192	1,403	—	192	1,403	847	1996	1996	4204 Moores Lane
The Villages, FL	—	1,035	7,446	—	1,035	7,446	1,327	2013	2014	2450 Parr Drive
Thomasville, GA	—	530	12,520	1,347	530	13,867	2,429	2011	2006	423 Covington Avenue
Three Rivers, MI	—	1,255	2,761	—	1,255	2,761	142	2018	1976	517 South Erie Southtreet
Tomball, TX	—	1,050	13,300	840	1,050	14,140	3,171	2011	2001	1221 Graham Dr
Toms River, NJ	—	3,466	23,311	—	3,466	23,311	832	2019	2006	1657 Silverton Rd
Tonganoxie, KS	—	310	3,690	76	310	3,766	473	2015	2009	120 W 8th St
Topeka, KS	—	260	12,712	—	260	12,712	2,579	2012	2011	1931 Southwest Arvonia Place

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Towson, MD	—	1,715	13,115	—	1,715	13,115	510	2018	2000	8101 Bellona Avenue
Towson, MD	—	3,100	6,468	—	3,100	6,468	240	2018	1960	509 East Joppa Road
Towson, MD	—	4,527	3,128	—	4,527	3,128	147	2018	1970	7001 North Charles Street
Troy, MI	—	1,381	24,452	—	1,381	24,452	909	2018	2006	925 West South Boulevard
Troy, OH	—	200	2,000	4,254	200	6,254	2,345	1997	1997	81 S. Stanfield Rd.
Trumbull, CT	—	4,440	43,384	—	4,440	43,384	10,012	2011	2001	6949 Main Street
Tulsa, OK	—	1,390	7,110	1,102	1,390	8,212	2,264	2010	1998	7220 S. Yale Ave.
Tulsa, OK	—	1,320	10,087	—	1,320	10,087	2,121	2011	2012	7902 South Mingo Road East
Tulsa, OK	—	1,100	27,007	2,233	1,100	29,240	2,334	2015	2017	18001 East 51st Street
Tulsa, OK	13,000	1,752	28,421	—	1,752	28,421	2,023	2017	2014	701 W 71st Street South
Tulsa, OK	—	890	9,410	—	890	9,410	572	2017	2009	7210 South Yale Avenue
Tustin, CA	—	840	15,299	537	840	15,836	3,986	2011	1965	240 East 3rd St
Twinsburg, OH	—	1,446	5,921	—	1,446	5,921	255	2018	2014	8551 Darrow Road
Tyler, TX	—	650	5,268	—	650	5,268	1,794	2006	2007	5550 Old Jacksonville Hwy.
Union, SC	—	1,932	2,374	—	1,932	2,374	142	2018	1981	709 Rice Avenue
Valparaiso, IN	—	112	2,558	—	112	2,558	1,266	2001	1998	2601 Valparaiso St.
Valparaiso, IN	—	108	2,962	—	108	2,962	1,449	2001	1999	2501 Valparaiso St.
Vancouver, WA	—	2,503	28,401	—	2,503	28,401	1,047	2018	2011	2811 N.E. 139th Street
Venice, FL	—	1,150	10,674	108	1,150	10,782	3,019	2008	2009	1600 Center Rd.
Venice, FL	—	2,246	10,097	—	2,246	10,097	418	2018	1997	1450 East Venice Avenue
Vero Beach, FL	—	263	3,187	—	263	3,187	1,550	2001	1999	420 4th Ct.
Vero Beach, FL	—	297	3,263	—	297	3,263	1,596	2001	1996	410 4th Ct.
Virginia Beach, VA	—	1,540	22,593	—	1,540	22,593	3,282	2014	1993	5520 Indian River Rd
Voorhees, NJ	—	1,800	37,299	671	1,800	37,970	9,153	2011	1965	2601 Evesham Road
Voorhees, NJ	—	3,100	25,950	26	3,100	25,976	5,244	2011	2013	113 South Route 73
Voorhees, NJ	—	2,193	6,992	—	2,193	6,992	301	2018	2006	1086 Dumont Circle
W Palm Beach, FL	—	1,175	8,297	—	1,175	8,297	350	2018	1996	2330 Village Boulevard
W Palm Beach, FL	—	1,921	5,733	—	1,921	5,733	234	2018	1996	2300 Village Boulevard
Wabash, IN	—	670	14,588	1	670	14,589	2,269	2014	2013	20 John Kissinger Drive
Waconia, MN	—	890	14,726	4,495	890	19,221	4,086	2011	2005	500 Cherry Street
Wake Forest, NC	—	200	3,003	2,039	200	5,042	2,420	1998	1999	611 S. Brooks St.
Wallingford, PA	—	1,356	6,489	—	1,356	6,489	285	2018	1930	115 South Providence Road
Walnut Creek, CA	—	4,358	18,413	—	4,358	18,413	708	2018	1997	1975 Tice Valley Boulevard
Walnut Creek, CA	—	5,394	39,096	—	5,394	39,096	1,429	2018	1990	1226 Rossmoor Parkway
Walsall, UK	—	1,184	8,562	737	1,274	9,209	1,189	2015	2015	Little Aston Road
Wamego, KS	—	40	2,510	57	40	2,567	298	2015	1996	1607 4th St
Wareham, MA	—	875	10,313	1,701	875	12,014	5,798	2002	1989	50 Indian Neck Rd.
Warren, NJ	—	2,000	30,810	1,337	2,000	32,147	6,904	2011	1999	274 King George Rd
Waterloo, IA	—	605	3,031	—	605	3,031	129	2018	1964	201 West Ridgeway Avenue
Waxahachie, TX	—	650	5,763	—	650	5,763	1,838	2007	2008	1329 Brown St.
Wayne, NJ	—	1,427	15,679	—	1,427	15,679	766	2018	1998	800 Hamburg Turnpike
Weatherford, TX	—	660	5,261	—	660	5,261	1,805	2006	2007	1818 Martin Drive
Wellingborough, UK	—	1,480	5,724	544	1,592	6,156	890	2015	2015	159 Northampton
West Bend, WI	—	620	17,790	38	620	17,828	3,783	2010	2011	2130 Continental Dr
West Des Moines, IA	—	828	5,104	—	828	5,104	219	2018	2006	5010 Grand Ridge Drive

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
West Milford, NJ	—	1,960	24,614	—	1,960	24,614	672	2019	2000	197 Cahill Cross Road
West Orange, NJ	—	1,347	19,395	—	1,347	19,395	888	2018	1998	510 Prospect Avenue
West Reading, PA	—	890	12,122	—	890	12,122	441	2018	1975	425 Buttonwood Street
Westerville, OH	—	740	8,287	4,076	740	12,363	10,273	1998	2001	690 Cooper Rd.
Westerville, OH	—	1,420	5,373	—	1,420	5,373	218	2018	1982	1060 Eastwind Drive
Westerville, OH	—	1,582	10,282	—	1,582	10,282	424	2018	1980	215 Huber Village Boulevard
Westfield, IN	—	890	15,964	1	890	15,965	2,462	2014	2013	937 E. 186th Street
Westlake, OH	—	855	11,966	—	855	11,966	474	2018	1997	28400 Center Ridge Road
Weston Super Mare, UK	—	2,517	7,054	723	2,707	7,587	1,290	2013	2011	141b Milton Road
Wheaton, MD	—	3,864	3,790	—	3,864	3,790	159	2018	1961	11901 Georgia Avenue
Whippany, NJ	—	1,571	14,982	—	1,571	14,982	597	2018	2000	18 Eden Lane
Wichita, KS	—	1,400	11,000	—	1,400	11,000	5,288	2006	1997	505 North Maize Road
Wichita, KS	—	860	8,873	—	860	8,873	2,058	2011	2012	10604 E 13th Street North
Wichita, KS	12,545	630	19,747	—	630	19,747	3,840	2012	2009	2050 North Webb Road
Wichita, KS	—	260	2,240	129	260	2,369	277	2015	1992	900 N Bayshore Dr
Wichita, KS	—	900	10,134	—	900	10,134	2,218	2011	2012	10600 E 13th Street North
Wilkes-Barre, PA	—	753	3,457	—	753	3,457	160	2018	1970	1548 Sans Souci Parkway
Williamsburg, VA	—	1,187	5,728	—	1,187	5,728	722	2018	2000	1811 Jamestown Rd
Williamsport, PA	—	919	6,926	—	919	6,926	276	2018	1976	300 Leader Drive
Williamsport, PA	—	780	1,899	—	780	1,899	100	2018	1972	101 Leader Drive
Williamstown, KY	—	70	6,430	—	70	6,430	2,649	2005	1987	201 Kimberly Lane
Willoughby, OH	—	1,774	8,655	—	1,774	8,655	349	2018	1974	37603 Euclid Avenue
Wilmington, DE	—	800	9,494	114	800	9,608	2,481	2011	1970	810 S Broom Street
Wilmington, DE	—	1,376	13,454	—	1,376	13,454	525	2018	1998	700 1/2 Foulk Road
Wilmington, DE	—	2,843	36,959	—	2,843	36,959	1,388	2018	1988	5651 Limestone Road
Wilmington, DE	—	2,266	9,503	—	2,266	9,503	381	2018	1984	700 Foulk Road
Wilmington, NC	—	210	2,991	—	210	2,991	1,630	1999	1999	3501 Converse Dr.
Wilmington, NC	—	400	15,355	—	400	15,355	2,307	2014	2012	3828 Independence Blvd
Windsor, VA	—	1,148	6,514	—	1,148	6,514	828	2018	1999	23352 Courthouse Hwy
Winston-Salem, NC	—	360	2,514	488	360	3,002	1,337	2003	1996	2980 Reynolda Rd.
Winter Garden, FL	—	1,110	7,937	—	1,110	7,937	1,618	2012	2013	720 Roper Road
Winter Springs, FL	—	1,152	14,826	—	1,152	14,826	573	2018	1999	1057 Willa Springs Drive
Witherwack, UK	—	944	6,915	593	1,015	7,437	1,265	2013	2009	Whitchurch Road
Wolverhampton, UK	—	1,573	6,678	624	1,692	7,183	1,232	2013	2011	378 Prestonwood Road
Woodbury, MN	—	1,317	20,935	298	1,317	21,233	1,665	2017	2015	2195 Century Avenue South
Woodstock, VA	—	594	5,108	—	594	5,108	594	2018	2001	803 S Main St
Worcester, MA	—	3,500	54,099	—	3,500	54,099	14,483	2007	2009	101 Barry Road
Worcester, MA	—	2,300	9,060	6,000	2,300	15,060	4,863	2008	1993	378 Plantation St.
Yardley, PA	—	773	14,918	—	773	14,918	609	2018	1995	493 Stony Hill Road
Yardley, PA	—	1,561	9,442	—	1,561	9,442	459	2018	1990	1480 Oxford Valley Road
Yeadon, PA	—	1,075	10,694	—	1,075	10,694	401	2018	1963	14 Lincoln Avenue
York, PA	—	976	9,357	—	976	9,357	372	2018	1972	200 Pauline Drive
York, PA	—	1,050	4,212	—	1,050	4,212	198	2018	1983	2400 Kingston Court
York, PA	—	1,121	7,586	—	1,121	7,586	322	2018	1979	1770 Barley Road
York, UK	—	2,961	8,266	848	3,185	8,890	1,225	2014	2006	Rosetta Way, Boroughbridge Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Youngsville, NC	—	380	10,686	—	380	10,686	1,563	2014	2013	100 Sunset Drive
Zephyrhills, FL	—	2,131	6,671	—	2,131	6,671	297	2018	1987	38220 Henry Drive
Zionsville, IN	—	1,610	22,400	1,683	1,609	24,084	5,782	2010	2009	11755 N Michigan Rd
Triple-net Total	$306,038	$1,036,151	$7,894,992	$351,136	$1,057,708	$8,224,571	$1,272,903

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Addison, IL	$5,762	$102	$18,842	$—	$102	$18,842	$575	2018	2012	303 West Lake Street
Agawam, MA	—	1,072	5,164	—	1,072	5,164	—	2019	2005	230-232 Main Street
Allen, TX	—	726	14,196	1,302	726	15,498	5,329	2012	2006	1105 N Central Expressway
Alpharetta, GA	—	476	14,694	—	476	14,694	5,694	2011	2003	11975 Morris Road
Alpharetta, GA	—	1,862	—	—	1,862	—	—	2011	1900	940 North Point Parkway
Alpharetta, GA	—	548	17,103	611	548	17,714	6,751	2011	2007	3300 Old Milton Parkway
Alpharetta, GA	—	773	18,902	115	773	19,017	7,097	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	—	1,769	36,152	762	1,769	36,914	14,961	2011	1999	3400-C Old Milton Parkway
Anderson, IN	—	584	21,077	—	584	21,077	2,042	2017	2016	3125 S. Scatterfield Rd.
Appleton, WI	7,045	1,881	8,866	—	1,881	8,866	—	2019	2004	5320 W Michael Drive
Appleton, WI	12,343	3,782	20,440	—	3,782	20,440	—	2019	2005	2323 N Casaloma Drive
Arcadia, CA	—	5,408	23,219	4,825	5,618	27,834	11,877	2006	1984	301 W. Huntington Drive
Arlington, TX	—	82	18,243	413	82	18,656	4,290	2012	2012	902 W. Randol Mill Road
Atlanta, GA	—	4,931	18,720	7,281	5,387	25,545	12,588	2006	1991	755 Mt. Vernon Hwy.
Atlanta, GA	—	—	43,425	2,062	—	45,487	14,031	2012	2006	5670 Peachtree-Dunwoody Road
Atlanta, GA	—	1,947	24,248	2,258	2,172	26,281	8,775	2012	1984	975 Johnson Ferry Road
Austin, TX	—	1,066	10,112	—	1,066	10,112	926	2017	2017	5301-B Davis Lane
Austin, TX	—	1,688	6,784	—	1,688	6,784	279	2019	2015	5301-A Davis Lane
Baltimore, MD	—	4,490	31,222	—	4,490	31,222	—	2019	2014	1420 Key Highway
Bardstown, KY	—	274	7,537	—	274	7,537	1,765	2010	2006	4359 New Shepherdsville Rd
Bartlett, TN	—	187	15,015	2,346	187	17,361	7,436	2007	2004	2996 Kate Bond Rd.
Bel Air, MD	—	—	24,769	56	—	24,825	2,385	2014	2016	12 Medstar Boulevard
Bellaire, TX	—	5,482	32,478	—	5,482	32,478	790	2019	2007	5420 WEST LOOP SOUTH
Bellaire, TX	—	5,572	72,478	—	5,572	72,478	1,172	2019	2007	5410 - 5420 WEST LOOP SOUTH
Bellevue, NE	—	—	16,680	2	—	16,682	5,909	2010	2010	2510 Bellevue Medical Center Drive
Bend, OR	—	16,516	30,338	—	16,516	30,338	830	2019	2001	1501 Northeast Medical Center Drive
Berkeley Heights, NJ	—	49,555	92,806	—	49,555	92,806	1,117	2019	1978	1 Diamond Hill Road
Bettendorf, IA	—	—	7,110	73	—	7,183	928	2013	2014	2140 53rd Avenue
Beverly Hills, CA	—	20,766	40,730	3,591	20,766	44,321	7,885	2015	1946	9675 Brighton Way
Beverly Hills, CA	—	19,863	31,690	1,683	19,863	33,373	5,461	2015	1946	416 North Bedford
Beverly Hills, CA	33,729	32,603	28,639	1,149	32,603	29,788	6,111	2015	1950	435 North Bedford
Beverly Hills, CA	—	18,863	1,192	420	18,885	1,590	793	2015	1955	415 North Bedford
Beverly Hills, CA	78,271	52,772	87,366	897	52,772	88,263	13,738	2015	1989	436 North Bedford
Birmingham, AL	—	3,940	12,315	—	3,940	12,315	286	2019	2015	4600 Highway 280
Birmingham, AL	8,477	896	13,755	6	896	13,761	480	2018	1985	3485 Independence Drive
Boca Raton, FL	—	31	12,312	444	251	12,536	4,018	2012	1993	9960 S. Central Park Boulevard
Boca Raton, FL	—	109	34,002	4,125	214	38,022	15,196	2006	1995	9970 S. Central Park Blvd.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Boerne, TX	—	50	12,951	915	86	13,830	4,004	2011	2007	134 Menger Springs Road
Boynton Beach, FL	—	13,324	40,369	3,178	14,049	42,822	13,758	2013	1995	10301 Hagen Ranch Road
Boynton Beach, FL	—	214	5,611	7,597	320	13,102	5,995	2007	1996	10075 Jog Rd.
Boynton Beach, FL	—	2,048	7,692	1,233	2,185	8,788	4,106	2006	1995	8188 Jog Rd.
Boynton Beach, FL	—	2,048	7,403	1,705	2,185	8,971	4,266	2006	1997	8200 Jog Road
Bradenton, FL	—	1,184	9,799	417	1,184	10,216	2,337	2014	1975	315 75th Street West
Bradenton, FL	—	1,035	4,298	17	1,035	4,315	1,085	2014	2006	7005 Cortez Road West
Brandon, FL	—	1,437	7,006	—	1,437	7,006	425	2018	2016	2020 Town Center Boulevard
Bridgeton, MO	—	1,701	6,228	245	1,501	6,673	1,009	2017	2008	3440 De Paul Ln.
Bridgeton, MO	—	450	21,221	1,248	450	22,469	7,743	2010	2006	12266 DePaul Dr
Buckhurst Hill, UK	—	11,989	50,907	2,540	12,473	52,963	6,406	2015	2013	High Road
Burleson, TX	—	10	12,611	701	10	13,312	4,701	2011	2007	12001 South Freeway
Burnsville, MN	—	—	31,596	2,182	—	33,778	9,564	2013	2014	14101 Fairview Dr
Cary, NC	—	2,816	11,146	—	2,816	11,146	460	2019	2007	540 Waverly Place
Castle Rock, CO	—	80	13,004	536	79	13,541	3,543	2014	2013	2352 Meadows Boulevard
Castle Rock, CO	—	—	11,795	195	—	11,990	747	2016	2017	Meadows Boulevard
Cedar Park, TX	—	132	23,753	4,448	132	28,201	3,471	2017	2014	1401 Medical Parkway, Building 2
Chapel Hill, NC	—	488	2,390	—	488	2,390	61	2019	2010	100 Perkins Drive
Chapel Hill, NC	5,161	1,970	8,874	50	1,970	8,924	406	2018	2007	6011 Farrington Road
Chapel Hill, NC	5,161	1,970	8,925	5	1,970	8,930	462	2018	2007	6013 Farrington Road
Chapel Hill, NC	14,669	5,681	25,035	15	5,681	25,050	1,193	2018	2006	2226 North Carolina Highway 54
Charleston, SC	—	2,815	25,648	—	2,815	25,648	5,380	2014	2009	325 Folly Road
Charlotte, NC	—	10	24,796	—	10	24,796	1,003	2019	1971	1900 Randolph Road
Charlotte, NC	—	30	61,799	—	30	61,799	2,329	2019	1994	1918 Randolph Road
Charlotte, NC	—	40	40,606	—	40	40,606	1,482	2019	1989	1718 East Fourth Street
Charlotte, NC	—	1,746	8,645	—	1,746	8,645	564	2019	1998	309 South Sharon Amity Road
Charlotte, NC	—	1,158	8,802	—	1,158	8,802	509	2019	1998	5039 Airport Center Parkway
Chicopee, MA	—	6,078	15,842	—	6,078	15,842	—	2019	2005	444 Montgomery Street
Chula Vista, CA	—	1,045	22,252	—	1,045	22,252	1,075	2019	1973	480 4th Avenue
Chula Vista, CA	—	826	5,557	—	826	5,557	280	2019	1985	450 4th Avenue
Chula Vista, CA	—	1,114	15,459	—	1,114	15,459	357	2019	2008	971 Lane Ave
Chula Vista, CA	—	1,075	7,165	—	1,075	7,165	167	2019	2006	959 Lane Ave
Cincinnati, OH	—	—	17,880	288	2	18,166	4,254	2012	2013	3301 Mercy Health Boulevard
Cincinnati, OH	—	537	10,122	—	537	10,122	548	2019	2001	4850 Red Bank Expressway
Claremont, CA	—	3,950	20,168	—	3,950	20,168	448	2019	2008	1601 Monte Vista Avenue
Clarkson Valley, MO	—	—	35,592	—	—	35,592	14,085	2009	2010	15945 Clayton Rd
Clear Lake, TX	—	—	13,882	20	2,319	11,583	1,544	2013	2014	1010 South Ponds Drive
Clyde, NC	—	1,433	22,062	—	1,433	22,062	402	2019	2012	581 Leroy George Drive
Columbia, MD	—	23	33,885	3,041	9,353	27,596	8,367	2015	1982	5450 & 5500 Knoll N Dr.
Columbia, MO	—	438	12,949	—	438	12,949	716	2019	1994	1601 E. Broadway
Columbia, MO	—	488	16,033	—	488	16,033	629	2019	1999	1605 E. Broadway
Columbia, MO	—	199	23,403	—	199	23,403	823	2019	2007	1705 E. Broadway
Columbia, MD	—	12,159	72,636	320	12,159	72,956	3,187	2018	2009	10710 Charter Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Columbia, MD	—	2,333	19,232	1,920	2,333	21,152	5,855	2012	2002	10700 Charter Drive
Coon Rapids, MN	—	—	26,679	1,143	—	27,822	6,473	2013	2014	11850 Blackfoot Street NW
Coral Springs, FL	—	2,109	12,189	—	2,109	12,189	516	2019	2005	2901 Coral Hills Drive
Coral Springs, FL	—	1,313	13,118	—	1,313	13,118	415	2019	2008	3001 Coral Hills Drive
Costa Mesa, CA	21,243	22,033	24,332	135	22,033	24,467	4,889	2017	2007	1640 Newport Boulevard
Cypress, TX	—	1,287	—	—	1,287	—	—	2016	1900	14940 Mueschke Road
Dade City, FL	—	1,211	5,511	—	1,211	5,511	1,675	2011	1998	13413 US Hwy 301
Dallas, TX	—	122	15,418	25	122	15,443	2,311	2013	2014	8196 Walnut Hill Lane
Dallas, TX	—	6,086	18,007	1,437	6,536	18,994	1,362	2018	2010	10740 North Central Expressway
Dallas, TX	—	462	52,488	1,984	462	54,472	12,770	2012	2004	7115 Greenville Avenue
Deerfield Beach, FL	—	2,408	7,809	793	2,540	8,470	3,608	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	—	1,882	34,767	816	2,451	35,014	18,094	2006	1985	5130-5150 Linton Blvd.
Dunkirk, MD	—	259	2,458	—	259	2,458	128	2019	1997	10845 Town Center Blvd
Durham, NC	—	1,212	22,858	2	1,212	22,860	4,750	2013	2012	1823 Hillandale Road
Durham, NC	—	1,403	25,163	—	1,403	25,163	552	2019	2000	120 William Penn Plaza
Durham, NC	—	1,751	44,425	—	1,751	44,425	801	2019	2004	3916 Ben Fanklin Boulevard
Edina, MN	—	310	13,105	—	310	13,105	4,988	2010	2003	8100 W 78th St
El Paso, TX	—	677	17,075	1,628	677	18,703	8,779	2006	1997	2400 Trawood Dr.
Elmhurst, IL	—	41	39,562	63	41	39,625	1,622	2018	2011	133 E Brush Hill Road
Elyria, OH	—	3,263	28,176	—	3,263	28,176	655	2019	2008	303 Chestnut Commons Drive
Escondido, CA	—	2,278	20,967	—	2,278	20,967	536	2019	1994	225 East 2nd Avenue
Everett, WA	—	4,842	26,010	62	4,842	26,072	8,671	2010	2011	13020 Meridian Ave. S.
Fenton, MO	—	958	27,461	—	958	27,461	8,411	2013	2009	1011 Bowles Avenue
Fenton, MO	—	369	13,911	198	369	14,109	3,371	2013	2009	1055 Bowles Avenue
Fish Kill, NY	—	2,144	36,880	—	2,144	36,880	—	2019	2008	2507 South Road
Florham Park, NJ	—	8,578	61,779	—	8,578	61,779	3,905	2017	2017	150 Park Avenue
Flower Mound, TX	—	737	9,276	232	737	9,508	1,916	2015	2014	2560 Central Park Avenue
Flower Mound, TX	—	4,164	27,027	1,171	4,164	28,198	6,161	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	—	4,620	—	—	4,620	—	—	2014	1900	Medical Arts Drive
Fort Worth, TX	—	462	26,020	373	462	26,393	6,226	2012	2012	10840 Texas Health Trail
Fort Worth, TX	—	401	5,266	—	401	5,266	1,508	2014	2007	7200 Oakmont Boulevard
Franklin, TN	—	2,338	12,138	3,060	2,338	15,198	6,716	2007	1988	100 Covey Drive
Frederick, MD	—	1,065	7,430	—	1,065	7,430	266	2019	1979	194 Thomas Johnson Drive
Frederick, MD	—	1,930	18,748	—	1,930	18,748	905	2019	2006	45 Thomas Johnson Drive
Fresno, CA	—	1,497	12,669	—	1,497	12,669	—	2019	2004	1105 E Spruce Ave
Frisco, TX	—	—	18,635	219	—	18,854	7,798	2007	2004	4401 Coit Road
Frisco, TX	—	—	15,309	2,357	—	17,666	7,383	2007	2004	4461 Coit Road
Gallatin, TN	—	20	21,801	1,763	44	23,540	9,124	2010	1997	300 Steam Plant Rd
Gardendale, AL	4,246	1,150	8,162	211	1,150	8,373	465	2018	2005	2217 Decatur Highway
Garland, TX	—	4,952	32,718	—	4,952	32,718	883	2019	2018	7217 Telecome Parkway
Gastonia, NC	—	569	1,092	—	569	1,092	128	2019	2000	934 Cox Road
Gig Harbor, WA	—	80	30,810	1,302	80	32,112	5,032	2010	2009	11511 Canterwood Blvd. NW
Glendale, CA	—	70	44,354	—	70	44,354	1,011	2019	2008	1500 E Chevy Chase Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Glendale, CA	—	37	18,398	310	37	18,708	7,136	2007	2002	222 W. Eulalia St.
Gloucester, VA	—	2,128	9,169	5	2,128	9,174	473	2018	2008	5659 Parkway Drive
Grand Prairie, TX	—	981	6,086	—	981	6,086	2,399	2012	2009	2740 N State Hwy 360
Grapevine, TX	—	—	5,943	4,778	2,081	8,640	2,004	2014	2002	2040 W State Hwy 114
Grapevine, TX	—	3,365	15,669	2,248	3,365	17,917	4,449	2014	2002	2020 W State Hwy 114
Greenville, SC	—	1,567	5,167	—	1,567	5,167	504	2019	1987	10 Enterprise Boulevard
Greenwood, IN	—	2,098	21,538	638	2,098	22,176	4,393	2014	2013	3000 S State Road 135
Greenwood, IN	—	1,262	7,045	8	1,262	7,053	1,953	2014	2010	333 E County Line Road
Harrisburg, NC	—	1,347	3,059	—	1,347	3,059	170	2019	2012	9550 Rocky River Road
Hattiesburg, MS	17,986	3,155	34,710	—	3,155	34,710	—	2019	2012	3688 Veterans Memorial Drive
Haymarket, VA	—	1,250	29,254	—	1,250	29,254	595	2019	2008	15195 Heathcote Blvd
Henderson, NV	—	2,587	5,654	—	2,587	5,654	141	2019	2002	2825 Siena Heights Drive
Henderson, NV	—	7,372	24,027	—	7,372	24,027	730	2019	2005	2845 Siena Heights Drive
Henderson, NV	—	5,492	18,718	—	5,492	18,718	504	2019	2005	2865 Siena Heights Drive
Highland, IL	—	—	8,834	31	—	8,865	1,897	2012	2013	12860 Troxler Avenue
Hopewell Junction, NY	—	2,164	5,333	—	2,164	5,333	—	2019	1999	10 Cranberry Drive
Hopewell Junction, NY	—	2,316	5,332	—	2,316	5,332	—	2019	2015	1955 NY-52
Houston, TX	—	10,403	—	—	10,403	—	8	2011	1900	F.M. 1960 & Northgate Forest Dr.
Houston, TX	—	5,837	33,109	1,028	5,837	34,137	12,856	2012	2005	15655 Cypress Woods Medical Dr.
Houston, TX	—	2,988	18,018	—	2,988	18,018	—	2016	2019	13105 Wortham Center Drive
Houston, TX	—	3,688	13,313	132	3,688	13,445	3,990	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	—	1,099	1,604	81,406	12,815	71,294	16,843	2012	1998	2727 W Holcombe Boulevard
Houston, TX	3,775	377	13,660	—	377	13,660	741	2018	2011	20207 Chasewood Park Drive
Howell, MI	—	2,000	13,928	794	2,000	14,722	747	2016	2017	1225 South Latson Road
Humble, TX	—	—	9,941	—	1,702	8,239	1,064	2013	2014	8233 N. Sam Houston Parkway E.
Huntersville, NC	—	—	42,143	—	—	42,143	1,357	2019	2004	10030 Gilead Road
Jackson, MI	—	668	17,294	—	668	17,294	5,075	2013	2009	1201 E Michigan Avenue
Jacksonville, FL	—	3,562	27,249	—	3,562	27,249	799	2019	2006	10475 Centurion Parkway North
Jefferson City, TN	—	109	16,453	—	109	16,453	559	2019	2001	120 Hospital Drive
Jonesboro, GA	—	567	16,329	—	567	16,329	482	2019	2009	7813 Spivey Station Boulevard
Jonesboro, GA	—	627	16,554	—	627	16,554	452	2019	2007	7823 Spivey Station Boulevard
Jupiter, FL	—	2,825	5,858	1,298	3,036	6,945	3,289	2007	2004	600 Heritage Dr.
Jupiter, FL	—	2,252	11,415	3,889	2,639	14,917	6,242	2006	2001	550 Heritage Dr.
Killeen, TX	—	—	3,756	2,235	—	5,991	387	2018	1990	2301 S. Clear Creek
Killeen, TX	—	1,907	3,575	—	1,907	3,575	655	2011	2012	5702 E Central Texas Expressway
Killeen, TX	—	760	22,878	143	795	22,986	8,746	2010	2010	2405 Clear Creek Rd
Knoxville, TN	—	199	45,961	—	199	45,961	1,003	2019	2012	1926 Alcoa Highway
La Jolla, CA	—	12,855	32,658	1,496	12,855	34,154	7,206	2015	1989	4150 Regents Park Row
La Jolla, CA	—	9,425	26,525	392	9,425	26,917	4,894	2015	1988	4120 & 4130 La Jolla Village Drive
La Quinta, CA	—	3,266	22,066	668	3,279	22,721	5,515	2014	2006	47647 Caleo Bay Drive
Lacey, WA	6,589	1,751	10,345	—	1,751	10,345	530	2018	1971	2555 Marvin Road Northeast
Lake St Louis, MO	—	240	14,249	337	240	14,586	5,462	2010	2008	400 Medical Dr

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Lakeway, TX	—	2,801	—	—	2,801	—	—	2007	1900	Lohmans Crossing Road
Lakewood, CA	—	146	14,885	1,956	146	16,841	6,771	2006	1993	5750 Downey Ave.
Lakewood, WA	—	72	16,017	707	72	16,724	4,648	2012	2005	11307 Bridgeport Way SW
Land O Lakes, FL	—	3,025	26,249	—	3,025	26,249	2,035	2017	2009	2100 Via Bella
Land O Lakes, FL	—	1,376	6,750	—	1,376	6,750	581	2017	2011	2150 Via Bella
Las Vegas, NV	—	433	4,928	—	433	4,928	2,088	2007	1997	1776 E. Warm Springs Rd.
Las Vegas, NV	—	2,319	4,612	1,486	2,319	6,098	2,962	2006	1991	2870 S. Maryland Pkwy.
Lincoln, NE	—	1,420	29,723	711	1,420	30,434	11,316	2010	2003	575 South 70th St
Little Rock, AR	—	3,021	16,058	—	3,021	16,058	124	2019	2014	6119 Midtown Avenue
London, UK	—	5,229	11,551	678	5,440	12,018	1,454	2015	2007	17-19 View Road
London, UK	—	17,983	157,802	7,098	18,709	164,174	19,858	2015	2010	53 Parkside
London, UK	—	4,081	28,107	1,300	4,246	29,242	3,537	2015	2003	49 Parkside
Los Alamitos, CA	—	39	18,340	—	39	18,340	7,081	2007	2003	3771 Katella Ave.
Los Gatos, CA	—	488	21,961	—	488	21,961	9,127	2006	1993	555 Knowles Dr.
Los Gatos, CA	—	16,896	—	—	16,896	—	—	2019	1900	555 Knowles Dr.
Loxahatchee, FL	—	1,340	6,509	1,490	1,440	7,899	3,475	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	—	1,553	4,694	1,680	1,650	6,277	2,948	2006	1994	12983 Southern Blvd.
Loxahatchee, FL	—	1,637	5,048	1,280	1,719	6,246	2,942	2006	1997	12977 Southern Blvd.
Lubbock, TX	42,982	2,286	72,893	—	2,286	72,893	—	2019	2006	4515 Marsha Sharp Freeway
Lynbrook, NY	27,196	10,028	37,319	658	10,028	37,977	1,635	2018	1962	444 Merrick Road
Madison, WI	—	3,670	28,329	—	3,670	28,329	620	2019	2012	1102 South Park Street
Margate, FL	—	219	9,293	—	219	9,293	410	2019	2004	2960 N. State Rd 7
Marietta, GA	—	2,682	20,053	1,516	2,703	21,548	3,465	2016	2016	4800 Olde Towne Parkway
Matthews, NC	—	10	32,741	—	10	32,741	983	2019	1994	1450 Matthews Township Parkway
Menasha, WI	—	1,374	13,861	2,963	1,345	16,853	2,827	2016	1994	1550 Midway Place
Merced, CA	—	—	13,772	815	—	14,587	5,593	2009	2010	315 Mercy Ave.
Meridian, ID	—	3,206	27,107	—	3,206	27,107	—	2019	2009	3277 E Louise Drive
Mesquite, TX	—	496	3,834	—	496	3,834	1,203	2012	2012	1575 I-30
Mission Hills, CA	23,325	—	42,276	6,889	4,791	44,374	10,268	2014	1986	11550 Indian Hills Road
Missouri City, TX	—	1,360	7,143	—	1,360	7,143	595	2015	2016	7010 Highway 6
Mobile, AL	15,755	2,759	25,180	13	2,759	25,193	990	2018	2003	6144 Airport Boulevard
Moline, IL	—	—	8,783	69	—	8,852	1,416	2012	2013	3900 28th Avenue Drive
Monticello, MN	6,367	61	18,489	139	61	18,628	4,661	2012	2008	1001 Hart Boulevard
Moorestown, NJ	—	6	50,896	867	362	51,407	14,676	2011	2012	401 Young Avenue
Mount Juliet, TN	—	1,566	11,697	1,779	1,601	13,441	6,077	2007	2005	5002 Crossings Circle
Mount Kisco, NY	—	12,632	51,220	—	12,632	51,220	—	2019	1996	90 - 110 South Bedford Road
Mount Vernon, IL	—	—	24,892	109	—	25,001	7,330	2011	2012	2 Good Samaritan Way
Murrieta, CA	—	—	47,190	110	—	47,300	20,411	2010	2011	28078 Baxter Rd.
Murrieta, CA	—	3,800	—	—	3,800	—	—	2014	1900	28078 Baxter Rd.
Myrtle Beach, SC	—	1,357	3,658	—	1,357	3,658	565	2019	1996	8170 Rourk Street
Nampa, ID	15,675	3,439	21,566	—	3,439	21,566	—	2019	2017	1512 12th Avenue
Nashville, TN	—	1,806	7,165	3,888	1,942	10,917	5,061	2006	1986	310 25th Ave. N.
New Albany, IN	—	2,411	16,494	152	2,414	16,643	3,643	2014	2001	2210 Green Valley Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Newburgh, NY	—	9,213	32,354	—	9,213	32,354	—	2019	2015	1200 NY-300
Newburyport, MA	—	3,104	19,370	—	3,104	19,370	684	2019	2008	One Wallace Bashaw Jr. Way
Niagara Falls, NY	—	1,433	10,891	519	1,721	11,122	6,187	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	—	454	8,362	310	454	8,672	3,620	2007	2004	6930 Williams Rd
Norfolk, VA	—	1,138	26,989	—	1,138	26,989	1,006	2019	2014	155 Kingsley Lane
North Canton, OH	13,202	2,518	24,452	—	2,518	24,452	—	2019	2014	7442 Frank Avenue
North Easton, MA	—	2,336	19,876	—	2,336	19,876	—	2019	2007	15 Roche Brothers Way
North Easton, MA	—	2,882	15,999	—	2,882	15,999	—	2019	2008	31 Roche Brothers Way
Norwood, OH	—	1,017	6,638	—	1,017	6,638	50	2019	2006	4685 Forest Avenue
Novi, MI	—	895	36,944	—	895	36,944	1,013	2019	2008	26750 Providence Parkway
Oklahoma City, OK	—	216	18,762	—	216	18,762	5,419	2013	2008	535 NW 9th Street
Oro Valley, AZ	—	89	18,339	1,101	89	19,440	7,305	2007	2004	1521 East Tangerine Rd.
Oxford, NC	—	478	4,971	—	478	4,971	125	2019	2011	107 East McClanahan Street
Palmer, AK	—	283	8,335	265	283	8,600	549	2017	2018	2480 S Woodworth Loop
Palmer, AK	—	217	29,705	1,486	217	31,191	11,825	2007	2006	2490 South Woodworth Loop
Pasadena, TX	—	1,700	8,009	158	1,700	8,167	1,328	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	—	1,500	11,253	6	1,500	11,259	1,739	2012	2013	2515 Business Center Drive
Pearland, TX	—	9,594	32,753	191	9,807	32,731	6,265	2014	2013	11511 Shadow Creek Parkway
Pendleton, OR	—	—	10,312	380	—	10,692	1,672	2012	2013	3001 St. Anthony Way
Phoenix, AZ	—	199	3,853	—	199	3,853	132	2019	1980	9225 N 3rd Street
Phoenix, AZ	—	109	2,207	—	109	2,207	138	2019	1986	9327 North 3rd Street
Phoenix, AZ	—	229	5,867	—	229	5,867	241	2019	1994	9100 N 2nd Street
Phoenix, AZ	—	1,149	48,018	11,409	1,149	59,427	27,378	2006	1998	2222 E. Highland Ave.
Pineville, NC	—	961	6,974	2,582	1,081	9,436	5,009	2006	1988	10512 Park Rd.
Plano, TX	—	793	83,209	5,359	793	88,568	23,750	2012	2005	6020 West Parker Road
Plano, TX	—	5,423	20,698	1,878	5,423	22,576	13,141	2008	2007	6957 Plano Parkway
Plantation, FL	—	8,563	10,666	4,772	8,575	15,426	8,343	2006	1997	851-865 SW 78th Ave.
Plantation, FL	—	8,848	9,262	2,036	8,908	11,238	7,026	2006	1996	600 Pine Island Rd.
Port Orchard, WA	9,973	2,810	22,716	39	2,810	22,755	1,037	2018	1995	450 South Kitsap Boulevard
Poughkeepsie, NY	—	4,035	30,459	—	4,035	30,459	—	2019	2010	30 Columbia Street
Poughkeepsie, NY	—	6,513	27,863	—	6,513	27,863	—	2019	2006	600 Westage Drive
Poughkeepsie, NY	19,065	5,128	20,769	—	5,128	20,769	—	2019	2012	1910 South Road
Powell, TN	—	179	27,417	—	179	27,417	907	2019	2005	7557 A Dannaher Drive
Powell, TN	—	179	34,903	—	179	34,903	699	2019	2008	7557 B Dannaher Drive
Prince Frederick, MD	—	229	26,889	—	229	26,889	792	2019	2009	130 Hospital Road
Prince Frederick, MD	—	179	12,801	—	179	12,801	389	2019	1991	110 Hospital Road
Rancho Mirage, CA	—	7,292	15,141	—	7,292	15,141	—	2019	2005	72780 Country Club Drive
Redmond, WA	—	5,015	26,697	1,080	5,015	27,777	9,474	2010	2011	18100 NE Union Hill Rd.
Reno, NV	—	1,117	21,972	2,239	1,117	24,211	10,179	2006	1991	343 Elm St.
Richmond, TX	—	2,000	9,118	4	2,000	9,122	856	2015	2016	22121 FM 1093 Road
Richmond, VA	—	2,969	26,697	1,450	3,090	28,026	9,730	2012	2008	7001 Forest Avenue
Rockwall, TX	—	132	17,197	393	132	17,590	4,751	2012	2008	3142 Horizon Road
Rogers, AR	—	1,062	28,680	2,411	1,062	31,091	10,619	2011	2008	2708 Rife Medical Lane

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Rolla, MO	—	1,931	47,639	1	1,931	47,640	14,809	2011	2009	1605 Martin Spring Drive
Rome, GA	—	99	29,597	—	99	29,597	1,510	2019	2005	330 Turner McCall Boulevard
Roseville, MN	—	2,963	20,169	—	2,963	20,169	—	2019	2015	1835 W County Road C
Roxboro, NC	—	368	2,477	—	368	2,477	63	2019	2000	799 Doctors Court
Salem, NH	—	1,655	14,050	46	1,681	14,070	3,713	2014	2013	31 Stiles Road
San Antonio, TX	—	1,057	10,101	123	1,057	10,224	5,375	2006	1999	19016 Stone Oak Pkwy.
San Antonio, TX	—	1,038	9,173	1,848	1,096	10,963	5,795	2006	1999	540 Stone Oak Centre Drive
San Antonio, TX	—	2,915	11,141	—	2,915	11,141	462	2019	2006	150 E Sonterra Blvd
San Antonio, TX	—	3,050	12,073	31	3,050	12,104	600	2016	2017	5206 Research Drive
San Antonio, TX	—	938	16,437	—	938	16,437	4,571	2014	2007	3903 Wiseman Boulevard
Santa Clarita, CA	—	—	2,338	20,669	5,304	17,703	3,884	2014	1976	23861 McBean Parkway
Santa Clarita, CA	—	—	28,384	2,550	5,277	25,657	5,165	2014	1998	23929 McBean Parkway
Santa Clarita, CA	—	278	185	11,594	11,872	185	178	2014	1996	23871 McBean Parkway
Santa Clarita, CA	25,000	295	39,284	—	295	39,284	6,311	2014	2013	23803 McBean Parkway
Santa Clarita, CA	—	—	20,618	1,076	4,407	17,287	3,670	2014	1989	24355 Lyons Avenue
Seattle, WA	—	4,410	38,428	409	4,410	38,837	17,817	2010	2010	5350 Tallman Ave
Sewell, NJ	—	1,242	11,616	6	1,242	11,622	641	2018	2007	556 Egg Harbor Road
Sewell, NJ	—	164	53,859	—	164	53,859	21,033	2007	2009	239 Hurffville-Cross Keys Road
Shakopee, MN	5,393	509	11,350	—	509	11,350	4,472	2010	1996	1515 St Francis Ave
Shakopee, MN	9,093	707	18,089	156	773	18,179	5,640	2010	2007	1601 St Francis Ave
Shenandoah, TX	—	—	21,135	62	4,574	16,623	2,083	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	—	—	32,186	3,412	3,121	32,477	7,246	2014	1969	4955 Van Nuys Boulevard
Silverdale, WA	13,117	3,451	21,176	12	3,451	21,188	919	2018	2004	2200 NW Myhre Road
Somerville, NJ	—	3,400	22,244	2	3,400	22,246	6,349	2008	2007	30 Rehill Avenue
Southlake, TX	—	3,000	—	—	3,000	—	—	2014	1900	Central Avenue
Southlake, TX	—	2,875	15,471	—	2,875	15,471	350	2019	2017	925 E. Southlake Boulevard
Southlake, TX	—	592	18,123	—	592	18,123	5,863	2012	2004	1545 East Southlake Boulevard
Southlake, TX	—	698	30,549	48	698	30,597	8,090	2012	2004	1545 East Southlake Boulevard
Springfield, IL	—	1,569	10,350	—	1,568	10,351	1,637	2010	2011	1100 East Lincolnshire Blvd
Springfield, IL	—	177	3,519	31	177	3,550	580	2010	2011	2801 Mathers Rd.
Springfield, MA	—	2,721	6,615	—	2,721	6,615	—	2019	2012	305 Bicentennial Highway
St Paul, MN	—	49	37,695	400	49	38,095	6,317	2014	2006	225 Smith Avenue N.
St. Louis, MO	—	336	17,247	2,397	336	19,644	8,096	2007	2001	2325 Dougherty Rd.
St. Paul, MN	—	2,706	39,507	386	2,701	39,898	13,580	2011	2007	435 Phalen Boulevard
Stamford, CT	—	—	41,153	2,636	—	43,789	3,620	2015	2016	29 Hospital Plaza
Stockton, CA	11,639	4,966	16,844	—	4,966	16,844	—	2019	2009	2488 N California Street
Suffern, NY	—	696	37,211	—	696	37,211	13,568	2011	2007	257 Lafayette Avenue
Suffolk, VA	—	1,566	11,511	229	1,620	11,686	5,119	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	—	3,543	15,532	—	3,543	15,532	6,172	2012	2005	11555 University Boulevard
Tacoma, WA	—	—	64,307	—	—	64,307	20,433	2011	2013	1608 South J Street
Tallahassee, FL	—	—	17,449	—	—	17,449	6,615	2010	2011	One Healing Place
Tampa, FL	—	4,319	12,234	—	4,319	12,234	3,181	2011	2003	14547 Bruce B Downs Blvd

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Tampa, FL	—	1,462	7,270	—	1,462	7,270	614	2017	1996	12500 N Dale Mabry
Temple, TX	—	2,900	9,954	26	2,900	9,980	1,880	2011	2012	2601 Thornton Lane
Timonium, MD	—	8,829	12,568	161	8,850	12,708	1,323	2015	2017	2118 Greenspring Drive
Tucson, AZ	—	1,302	4,925	1,113	1,325	6,015	3,095	2008	1995	2055 W. Hospital Dr.
Tustin, CA	—	3,345	541	223	3,345	764	310	2015	1976	14591 Newport Ave
Tustin, CA	—	3,361	12,039	1,913	3,361	13,952	3,436	2015	1985	14642 Newport Ave
Tyler, TX	61,899	2,903	114,853	—	2,903	114,853	—	2019	2013	1814 Roseland Boulevard
Van Nuys, CA	—	—	36,187	—	—	36,187	10,936	2009	1991	6815 Noble Ave.
Voorhees, NJ	—	6	96,075	757	99	96,739	29,171	2010	2012	200 Bowman Drive
Voorhees, NJ	—	6,404	24,251	1,817	6,477	25,995	10,633	2006	1997	900 Centennial Blvd.
Waco, TX	—	125	164	—	125	164	4	2018	1962	6612 Fish Pond Road
Waco, TX	—	35	113	—	35	113	3	2018	1961	6620 Fish Pond Rd
Waco, TX	—	441	2,537	—	441	2,537	195	2018	2000	6600 Fish Pond Rd
Waco, TX	14,496	2,250	28,632	106	2,250	28,738	1,240	2018	1981	601 Highway 6 West
Washington, PA	19,273	3,981	31,706	17	3,981	31,723	1,389	2018	2010	100 Trich Drive
Wausau, WI	—	2,050	12,175	—	2,050	12,175	1,223	2015	2017	1901 Westwood Center Boulevard
Waxahachie, TX	—	303	18,069	—	303	18,069	2,578	2016	2014	2460 N I-35 East
Wellington, FL	—	580	11,047	—	580	11,047	5,030	2007	2003	1395 State Rd. 7
Wellington, FL	—	107	16,933	2,229	326	18,943	7,693	2006	2000	10115 Forest Hill Blvd.
Westlake Village, CA	6,360	2,487	9,776	6	2,487	9,782	684	2018	1989	1220 La Venta Drive
Westlake Village, CA	7,999	2,553	15,851	95	2,553	15,946	1,044	2018	1975	1250 La Venta Drive
Westville, IN	—	1,293	13,227	—	1,293	13,227	279	2019	2010	1668 South US 421
Winston-Salem, NC	—	2,006	7,497	—	2,006	7,497	526	2019	1998	2025 Frontis Plaza
Woodbridge, VA	—	346	16,534	—	346	16,534	617	2018	2012	12825 Minnieville Road
Yuma, AZ	—	1,592	10,185	—	1,592	10,185	496	2019	2004	2270 South Ridgeview Drive
Zephyrhills, FL	—	3,875	27,270	—	3,875	27,270	7,779	2011	1974	38135 Market Square Dr
Zephyrhills, FL	—	5,444	29,088	—	5,444	29,088	1,725	2018	2016	2352 Bruce B Downs Boulevard
Outpatient Medical Total	$572,266	$885,789	$6,626,075	$323,055	$959,834	$6,875,085	$1,248,499

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2019
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Adelphi, MD	$—	$1,429	$4,312	$—	$—	$5,554	$—	2018	1967	1801 Metzerott Road
Akron, OH	—	821	12,105	—	—	9,544	—	2012	2010	701 White Pond Drive
Ayer, MA	—	—	22,074	—	—	8,735	—	2011	1988	400 Groton Road
Birmingham, AL	—	52	10,201	—	—	5,508	—	2006	1971	801 Princeton Avenue SW
Birmingham, AL	—	124	11,733	—	—	7,995	—	2006	1985	817 Princeton Avenue SW
Birmingham, AL	—	476	18,726	—	—	12,234	—	2006	1989	833 Princeton Avenue SW
Boardman, OH	—	80	12,161	—	—	7,403	—	2010	2007	8423 Market St
Brookline, MA	—	—	17,435	—	—	17,435	—	2019	1900	110 Fisher Avenue
Burlington, MA	—	2,750	57,488	—	—	56,762	—	2016	2011	50 Greenleaf Way
Carmel, IN	—	2,280	19,238	—	—	14,226	—	2011	2005	12188-A North Meridian Street
Carmel, IN	—	2,026	21,559	—	—	14,292	—	2011	2007	12188-B North Meridian Street
Claremore, OK	—	132	11,173	—	—	7,529	—	2007	2005	1501 N. Florence Ave.
Concord, NH	—	720	3,041	—	—	3,344	—	2011	1926	227 Pleasant Street
Dallas, TX	—	137	28,690	—	—	18,703	—	2006	1995	9330 Poppy Dr.
Dayton, OH	—	730	6,919	—	—	4,586	—	2011	1988	1530 Needmore Road
Fort Wayne, IN	—	1,105	22,836	—	—	17,809	—	2012	2004	7916 Jefferson Boulevard
Fullerton, CA	—	5,477	53,890	—	—	54,244	—	2014	2007	1950 Sunny Crest Drive
Gilroy, CA	—	760	13,880	13,331	—	27,971	—	2006	2007	7610 Isabella Way
Great Falls, MT	—	630	6,007	—	—	6,131	—	2018	2001	1801 9th Street South
Greenwood, IN	—	8,316	26,384	—	—	26,763	—	2012	2010	1260 Innovation Parkway
Guelph, ON	—	1,190	7,597	—	—	—	—	2015	1978	165 Cole Road
Henderson, NV	—	880	29,809	—	—	24,506	—	2011	2009	1935 Paseo Verde Parkway
High Point, NC	—	2,659	29,069	—	—	24,246	—	2012	2010	4515 Premier Drive
Houston, TX	—	3,102	32,323	—	—	31,476	—	2014	2014	1900 N Loop W Freeway
Houston, TX	—	5,090	9,471	—	—	7,840	—	2007	2009	15015 Cypress Woods Medical Drive
Hudson, OH	—	2,587	13,720	—	—	11,865	—	2012	2006	5655 Hudson Drive
Hyattsville, MD	—	4,017	2,298	—	—	6,206	—	2018	1964	6500 Riggs Road
Kirkland, WA	24,600	3,450	38,709	—	—	33,598	—	2011	2009	14 Main Street South
Kitchener, ON	—	1,130	9,939	—	—	—	—	2013	1988	20 Fieldgate Street
Kyle, TX	—	2,569	14,384	—	—	13,928	—	2014	2011	135 Bunton Creek Road
Largo, MD	—	3,361	3,623	—	—	6,819	—	2018	1978	600 Largo Road
Las Vegas, NV	—	74	15,287	—	—	9,765	—	2006	2000	1815 E. Lake Mead Blvd.
Las Vegas, NV	—	—	2,945	—	—	2,945	—	2007	1900	SW corner of Deer Springs Way and Riley Street
Lenexa, KS	—	540	17,926	—	—	12,460	—	2010	2008	23401 Prairie Star Pkwy
Lenexa, KS	—	100	13,766	—	—	11,718	—	2013	2013	23351 Prairie Star Parkway
Mechanicsburg, PA	—	1,350	16,650	—	—	1,964	—	2011	1971	4950 Wilson Lane
Melbourne, FL	—	3,439	50,461	—	—	43,431	—	2014	2009	2222 South Harbor City Boulevard

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Merriam, KS	—	176	8,005	—	—	5,235	—	2011	1972	8800 West 75th Street
Merriam, KS	—	—	10,222	—	—	8,218	—	2011	1977	8901 West 74th Street
Merriam, KS	—	1,257	24,911	—	—	18,927	—	2013	2009	9301 West 74th Street
Merrillville, IN	—	—	22,134	—	—	15,000	—	2008	2006	101 E. 87th Ave.
Mesa, AZ	—	1,558	9,561	—	—	7,244	—	2008	1989	6424 East Broadway Road
Morrow, GA	—	818	8,064	—	—	4,673	—	2007	1990	6635 Lake Drive
Nassau Bay, TX	—	378	29,947	—	—	14,655	—	2012	1981	18100 St John Drive
Nassau Bay, TX	—	91	10,613	—	—	5,303	—	2012	1986	2060 Space Park Drive
Needham, MA	—	1,240	32,992	—	—	32,308	—	2016	2011	880 Greendale Avenue
Newburyport, MA	—	1,750	29,187	—	—	29,118	—	2016	2015	4 Wallace Bashaw Junior Way
Niagara Falls, ON	—	1,225	7,963	—	—	—	—	2015	1991	7860 Lundy's Lane
North Cape May, NJ	—	77	151	4,203	—	4,431	—	2015	1988	610 Town Bank Road
North Dartmouth, MA	—	1,700	35,337	—	—	35,298	—	2016	1997	239 Cross Road
Oceanside, CA	—	2,160	18,352	—	—	18,111	—	2011	2005	3500 Lake Boulevard
Ogden, UT	—	384	2,228	—	—	—	—	2018	1987	400 East 5350 South
Palm Springs, FL	—	739	4,066	—	—	2,061	—	2006	1993	1640 S. Congress Ave.
Palm Springs, FL	—	1,182	7,765	—	—	3,790	—	2006	1997	1630 S. Congress Ave.
Plymouth, MA	12,860	2,550	35,055	—	—	35,551	—	2016	1970	60 Stafford Hill
Portland, ME	—	655	25,529	—	—	17,783	—	2011	2008	195 Fore River Parkway
Renton, WA	20,790	3,080	51,824	12,281	—	67,185	—	2011	2007	104 Burnett Avenue South
Rexburg, ID	—	1,267	3,213	—	—	67	—	2018	1988	660 South 2nd West
Roswell, NM	—	183	5,850	—	—	3,909	—	2011	2004	601 West Country Club Road
Roswell, NM	—	883	15,984	—	—	11,896	—	2011	2006	350 West Country Club Road
Roswell, NM	—	762	17,171	—	—	13,361	—	2011	2009	300 West Country Club Road
Sacramento, CA	—	866	12,756	—	—	7,714	—	2006	1990	8120 Timberlake Way
San Antonio, TX	—	4,518	31,041	—	—	28,015	—	2012	1986	5282 Medical Drive
San Diego, CA	—	—	22,003	—	—	—	—	2008	1992	555 Washington St.
San Diego, CA	—	4,200	30,707	—	—	29,218	—	2011	2011	2567 Second Avenue
San Jose, CA	—	2,850	35,098	—	—	30,088	—	2011	2009	1420 Curvi Drive
Santa Maria, CA	—	6,050	50,658	—	—	44,355	—	2011	2001	1220 Suey Road
Sarasota, FL	—	62	47,325	—	—	36,149	—	2012	1990	1921 Waldemere Street
Seattle, WA	48,540	6,790	85,369	—	—	73,052	—	2011	2009	5300 24th Avenue NE
Tacoma, WA	17,640	2,400	35,053	—	—	30,014	—	2011	2008	7290 Rosemount Circle
Tacoma, WA	—	1,535	6,068	—	—	6,479	—	2015	2012	7290 Rosemount Circle
Tewksbury, MA	—	2,350	24,118	—	—	25,200	—	2016	2006	2000 Emerald Court
Toronto, ON	—	1,361	2,915	—	—	—	—	2013	1985	3705 Bathurst Street
West Seneca, NY	—	917	22,435	—	—	16,218	—	2007	1990	550 Orchard Park Rd
Wilkes-Barre, PA	—	570	2,301	—	—	2,847	—	2011	1992	300 Courtright Street
Assets Held For Sale Total	$124,430	$122,167	$1,511,800	$29,815	$—	$1,253,008	$—

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Accumulated Depreciation
Summary:
Seniors Housing Operating	$1,990,607	$1,383,927	$13,886,675	$1,879,176	$1,469,078	$15,680,700	$3,194,057
Triple-net	306,038	1,036,151	7,894,992	351,136	1,057,708	8,224,571	1,272,903
Outpatient Medical	572,266	885,789	6,626,075	323,055	959,834	6,875,085	1,248,499
Construction in progress	—	—	507,931	—	—	507,931	—

Total continuing operating properties	2,868,911	3,305,867	28,915,673	2,553,367	3,486,620	31,288,287	5,715,459

Assets held for sale	124,430	122,167	1,511,800	29,815	—	1,253,008	—

Total investments in real property owned	$2,993,341	$3,428,034	$30,427,473	$2,583,182	$3,486,620	$32,541,295	$5,715,459
(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.

	Year Ended December 31,
	2019	2018	2017
		(in thousands)
Investment in real estate:
Beginning balance	$33,590,388	$30,581,948	$30,041,058
Acquisitions and development	4,807,418	4,598,670	1,276,636
Improvements	328,824	266,183	250,276
Deconsolidation of previously consolidated venture	—	—	(144,897)
Impairment of assets	(28,074)	(71,336)	(101,527)
Dispositions	(2,673,203)	(1,330,679)	(1,203,247)
Foreign currency translation	187,853	(454,398)	415,879
Other(1)	(185,291)	—	47,770
Ending balance(2)	$36,027,915	$33,590,388	$30,581,948

Accumulated depreciation:
Beginning balance	$5,499,958	$4,838,370	$4,093,494
Depreciation and amortization expenses	1,027,073	950,459	921,720
Amortization of above market leases	5,752	6,375	7,303
Disposition and other	(772,273)	(205,562)	(192,029)
Foreign currency translation	(45,051)	(89,684)	7,882
Ending balance	$5,715,459	$5,499,958	$4,838,370

(1) 2019 change primarily relates to the adoption of ASC 842 and the 2017 change primarily relates to the acquisition of an asset through foreclosure.
(2) The unaudited aggregate cost for tax purposes for real property equals $30,691,276,000 at December 31, 2019.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2019
				(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
California	Triple-net	7.95%	1/1/2022	$696	$—	$131,100	$53,071	$—
United Kingdom	Triple-net	7.25%	3/15/2022	139	—	27,828	23,788	—
United Kingdom	Triple-net	8.53%	7/7/2021	140	—	19,904	19,904	—
Pennsylvania	Triple-net	8.72%	3/1/2022	108	—	15,530	15,108	—
North Carolina	Triple-net	7.83%	12/18/2023	92	—	30,883	16,259	—
Texas	Outpatient Medical	7.86%	1/19/2025	24	—	3,740	3,733	—
United Kingdom	Triple-net	8.50%	2/1/2024	92	—	19,876	13,823	—

Totals					$—	$248,861	$145,686	$—

	Year Ended December 31,
	2019	2018	2017
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$249,071	$306,120	$485,735
Additions:
New mortgage loans	—	25,290	6,706
Draws on existing loans	45,961	36,458	58,224
Total additions	45,961	61,748	64,930

Deductions:
Collections of principal	(87,249)	(116,905)	(180,135)
Loan balance transferred to non real estate loans receivable	(64,040)	—	—
Change in allowance for loan losses and charge-offs	—	—	(71,535)
Total deductions	(151,289)	(116,905)	(251,670)
Change in balance due to foreign currency translation	1,944	(1,892)	7,125
Balance at end of year	$145,686	$249,071	$306,120