Form 10-Q
period 2020-03-31
WELLTOWER INC.
filed 2020-05-07
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of May 1, 2020, the registrant had 417,479,297 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	March 31, 2020 (Unaudited)	December 31, 2019 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,514,456	$3,486,620
Buildings and improvements	29,236,477	29,163,305
Acquired lease intangibles	1,629,662	1,617,051
Real property held for sale, net of accumulated depreciation	729,560	1,253,008
Construction in progress	431,497	507,931
Less accumulated depreciation and amortization	(5,910,979)	(5,715,459)
Net real property owned	29,630,673	30,312,456
Right of use assets, net	523,217	536,433
Real estate loans receivable, net of credit allowance	221,228	270,382
Net real estate investments	30,375,118	31,119,271
Other assets:
Investments in unconsolidated entities	702,497	583,423
Goodwill	68,321	68,321
Cash and cash equivalents	303,423	284,917
Restricted cash	89,643	100,849
Straight-line rent receivable	449,075	466,222
Receivables and other assets	934,951	757,748
Total other assets	2,547,910	2,261,480
Total assets	$32,923,028	$33,380,751

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$844,985	$1,587,597
Senior unsecured notes	10,218,853	10,336,513
Secured debt	2,901,232	2,990,962
Lease liabilities	464,659	473,693
Accrued expenses and other liabilities	997,603	1,009,482
Total liabilities	15,427,332	16,398,247
Redeemable noncontrolling interests	429,359	475,877
Equity:
Common stock	418,226	411,005
Capital in excess of par value	20,818,230	20,190,107
Treasury stock	(86,975)	(78,955)
Cumulative net income	7,659,038	7,353,966
Cumulative dividends	(12,579,535)	(12,223,534)
Accumulated other comprehensive income (loss)	(96,213)	(112,157)
Other equity	12	12
Total Welltower Inc. stockholders’ equity	16,132,783	15,540,444
Noncontrolling interests	933,554	966,183
Total equity	17,066,337	16,506,627
Total liabilities and equity	$32,923,028	$33,380,751

NOTE: The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Resident fees and services	$849,972	$868,285
Rental income	389,960	381,084
Interest income	15,241	15,119
Other income	3,429	7,757
Total revenues	1,258,602	1,272,245

Expenses:
Property operating expenses	681,781	670,807
Depreciation and amortization	274,801	243,932
Interest expense	142,007	145,232
General and administrative expenses	35,481	35,282
Loss (gain) on derivatives and financial instruments, net	7,651	(2,487)
Loss (gain) on extinguishment of debt, net	—	15,719
Provision for loan losses	7,072	18,690
Impairment of assets	27,827	—
Other expenses	6,292	8,756
Total expenses	1,182,912	1,135,931

Income (loss) from continuing operations before income taxes and other items	75,690	136,314
Income tax (expense) benefit	(5,442)	(2,222)
Income (loss) from unconsolidated entities	(3,692)	(9,199)
Gain (loss) on real estate dispositions, net	262,824	167,409
Income (loss) from continuing operations	329,380	292,302

Net income	329,380	292,302
Less: Net income (loss) attributable to noncontrolling interests(1)	19,096	11,832
Net income (loss) attributable to common stockholders	$310,284	$280,470

Average number of common shares outstanding:
Basic	410,306	391,474
Diluted	412,420	393,452

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.80	$0.75
Net income (loss) attributable to common stockholders	$0.76	$0.72

Diluted:
Income (loss) from continuing operations	$0.80	$0.74
Net income (loss) attributable to common stockholders	$0.75	$0.71

Dividends declared and paid per common share	$0.87	$0.87

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$329,380	$292,302

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(265,577)	78,620
Derivative and financial instruments designated as hedges gain (loss)	259,112	(87,682)
Total other comprehensive income (loss)	(6,465)	(9,062)

Total comprehensive income (loss)	322,915	283,240
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(3,313)	17,619
Total comprehensive income (loss) attributable to common stockholders	$326,228	$265,621

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended March 31, 2020
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at January 1, 2020	$—	$411,005	$20,190,107	$(78,955)	$7,353,966	$(12,223,534)	$(112,157)	$12	$966,183	$16,506,627
Cumulative change in accounting principle (Note 2)					(5,212)					(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	—	411,005	20,190,107	(78,955)	7,348,754	(12,223,534)	(112,157)	12	966,183	16,501,415
Comprehensive income:
Net income (loss)					310,284				18,988	329,272
Other comprehensive income (loss)							15,944		(21,955)	(6,011)
Total comprehensive income										323,261
Net change in noncontrolling interests			37,625						(29,662)	7,963
Amounts related to stock incentive plans, net of forfeitures		246	6,608	(8,020)						(1,166)
Net proceeds from issuance of common stock		6,975	583,890							590,865
Dividends paid:
Common stock dividends						(356,001)				(356,001)
Balances at March 31, 2020	$—	$418,226	$20,818,230	$(86,975)	$7,659,038	$(12,579,535)	$(96,213)	$12	$933,554	$17,066,337

	Three Months Ended March 31, 2019
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at January 1, 2019	$718,498	$384,465	$18,424,368	$(68,499)	$6,121,534	$(10,818,557)	$(129,769)	$294	$954,265	$15,586,599
Comprehensive income:
Net income (loss)					280,470				10,785	291,255
Other comprehensive income (loss)							(14,849)		5,787	(9,062)
Total comprehensive income										282,193
Net change in noncontrolling interests			(8,845)						(1,497)	(10,342)
Amounts related to stock incentive plans, net of forfeitures		120	7,420	(5,993)				(26)		1,521
Net proceeds from issuance of common stock		7,212	525,408							532,620
Conversion of preferred stock	(718,498)	12,712	705,786							—
Dividends paid:
Common stock dividends						(344,760)				(344,760)
Balances at March 31, 2019	$—	$404,509	$19,654,137	$(74,492)	$6,402,004	$(11,163,317)	$(144,618)	$268	$969,340	$16,047,831

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income	$329,380	$292,302
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	274,801	243,932
Other amortization expenses	3,220	5,878
Provision for loan losses	7,072	18,690
Impairment of assets	27,827	—
Stock-based compensation expense	7,083	7,529
Loss (gain) on derivatives and financial instruments, net	7,651	(2,487)
Loss (gain) on extinguishment of debt, net	—	15,719
Loss (income) from unconsolidated entities	3,692	9,199
Rental income less than (in excess of) cash received	(2,119)	(26,956)
Amortization related to above (below) market leases, net	(565)	114
Loss (gain) on real estate dispositions, net	(262,824)	(167,409)
Distributions by unconsolidated entities	3,385	—
Increase (decrease) in accrued expenses and other liabilities	(30,030)	(27,368)
Decrease (increase) in receivables and other assets	43,284	(25,248)
Net cash provided from (used in) operating activities	411,857	343,895

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(390,802)	(237,610)
Cash disbursed for capital improvements to existing properties	(69,382)	(56,935)
Cash disbursed for construction in progress	(48,775)	(55,391)
Capitalized interest	(4,746)	(2,327)
Investment in loans receivable	(10,441)	(45,452)
Principal collected on loans receivable	10,045	7,210
Other investments, net of payments	(3,612)	(7,829)
Contributions to unconsolidated entities	(137,129)	(26,854)
Distributions by unconsolidated entities	3,555	19,724
Proceeds from (payments on) derivatives	(357)	—
Proceeds from sales of real property	801,392	602,732
Net cash provided from (used in) investing activities	149,748	197,268

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	(742,612)	(727,707)
Proceeds from issuance of senior unsecured notes	—	1,036,964
Payments to extinguish senior unsecured notes	—	(1,050,000)
Net proceeds from the issuance of secured debt	44,921	247,163
Payments on secured debt	(31,566)	(128,113)
Net proceeds from the issuance of common stock	591,001	533,543
Payments for deferred financing costs and prepayment penalties	(722)	(19,566)
Contributions by noncontrolling interests(1)	9,084	27,860
Distributions to noncontrolling interests(1)	(50,124)	(21,830)
Cash distributions to stockholders	(354,678)	(342,803)
Other financing activities	(9,599)	(7,716)
Net cash provided from (used in) financing activities	(544,295)	(452,205)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(10,010)	2,352
Increase (decrease) in cash, cash equivalents and restricted cash	7,300	91,310
Cash, cash equivalents and restricted cash at beginning of period	385,766	316,129
Cash, cash equivalents and restricted cash at end of period	$393,066	$407,439

Supplemental cash flow information:
Interest paid	$140,216	$148,487
Income taxes paid (received), net	471	(250)

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
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily an indication of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Impact of COVID-19 Pandemic
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future, including but not limited to, the following:

•
Our Seniors Housing Operating revenues and our Triple-net operators' revenues are dependent on occupancy. Declines in occupancy are expected due to heightened move-in criteria and screening, as well as increased mortality rates among seniors. In addition, increased expenses are expected to continue until the pandemic subsides. Such factors may impact our Triple-net operator's ability to pay rent and contractual obligations. Furthermore, various local and state stay at home orders and the temporary closure of certain medical practices as a result may impact our medical office building tenants' ability to pay rent. These factors may cause operators or tenants to seek modifications of such obligations, resulting in reductions in revenue and increases in uncollectible receivables.

•
Assessing properties for potential impairment involves subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or estimated fair value of the asset. Key assumptions are made in this assessment and drive conclusions include the estimation of future rental revenues, operating expenses, capitalization rates and the ability and intent to hold the respective asset. All of these assumptions are significantly affected by our expectations of future market or economic conditions and can be highly impacted by the uncertainty of the COVID-19 pandemic, leading us to recognize increased impairment charges.

•
The determination of the allowance for credit losses is based on our evaluation of collectability of our loans receivable and includes review of factors such as delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying collateral. Reduced economic activity severely impacts our borrowers' businesses, financial conditions and liquidity and may hinder their ability to make contractual payments to us, leading to an increase in loans deemed to have deteriorated credit which could result in an increase in the provision for loan losses.

New Accounting Standards

•
On January 1, 2020, we adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the new leases standard from the scope of the new credit losses standard. ASU 2016-13 primarily impacts our measurement for credit losses related to our real estate and non-real estate loans receivable. In conjunction with our adoption of ASU 2016-13, we recorded a $5,212,000 increase to our allowance for credit losses on loans receivable (both real estate and non-real estate) with a corresponding adjustment to cumulative net income related to the change in accounting principle. See Note 7 for further details.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•
At the FASB's April 8, 2020 Board meeting, the staff acknowledged that the economics of lease concessions that result from a global pandemic may not be aligned with the underlying premise of the modification framework in ASC 842, under which the concession would be recognized over the remainder of the lease term. The FASB thus determined that it would be appropriate for entities to make a policy election regarding how to account for lease concessions resulting directly from COVID-19. Rather than analyzing each lease contract individually, entities can elect to account for lease concessions "as though the enforceable rights and obligations for the concessions explicitly exist in the contract." Accordingly, entities that choose to apply the relief provided can either (1) apply the modification framework for these concessions in accordance with ASC 842 as applicable or (2) account for concessions as if they were made under the enforceable rights included in the original agreement as long as total cash flows resulting from the modified contract are substantially the same or less than cash flows in the original contract. As of March 31, 2020, we have adopted the relief put forth by the FASB and intend to account for qualifying concessions as lease modifications, but had not yet made significant lease concessions within our portfolio as a result of the COVID-19 pandemic.

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
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Three Months Ended
	March 31, 2020				March 31, 2019
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$15,758	$—	$40,847	$56,605	$6,831	$7,427	$29,304	$43,562
Buildings and improvements	132,480	765	171,457	304,702	97,759	74,116	60,671	232,546
Acquired lease intangibles	10,810	—	23,823	34,633	4,945	—	10,202	15,147
Right of use assets, net	—	—	—	—	—	—	2,012	2,012
Receivables and other assets	257	—	139	396	264	—	—	264
Total assets acquired (1)	159,305	765	236,266	396,336	109,799	81,543	102,189	293,531
Secured debt	—	—	—	—	(43,209)	—	—	(43,209)
Lease liabilities	—	—	—	—	—	—	(961)	(961)
Accrued expenses and other liabilities	(671)	—	(2,036)	(2,707)	(848)	—	(1,952)	(2,800)
Total liabilities acquired	(671)	—	(2,036)	(2,707)	(44,057)	—	(2,913)	(46,970)
Noncontrolling interests (2)	(2,827)	—	—	(2,827)	(7,895)	(1,056)	—	(8,951)
Cash disbursed for acquisitions	155,807	765	234,230	390,802	57,847	80,487	99,276	237,610
Construction in progress additions	29,841	13,929	13,645	57,415	35,756	7,442	14,475	57,673
Less: Capitalized interest	(2,812)	(941)	(993)	(4,746)	(1,136)	(390)	(801)	(2,327)
Accruals (3)	(2,600)	—	(1,294)	(3,894)	—	—	45	45
Cash disbursed for construction in progress	24,429	12,988	11,358	48,775	34,620	7,052	13,719	55,391
Capital improvements to existing properties	52,503	3,248	13,631	69,382	43,300	3,768	9,867	56,935
Total cash invested in real property, net of cash acquired	$232,739	$17,001	$259,219	$508,959	$135,767	$91,307	$122,862	$349,936
(1) Excludes $580,000 and $517,000 of unrestricted and restricted cash acquired during the three months ended March 31, 2020 and 2019, respectively.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Development projects:
Seniors Housing Operating	$93,188	$—
Outpatient Medical	19,369	—
Total construction in progress conversions	$112,557	$—

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2020	December 31, 2019
Assets:
In place lease intangibles	$1,523,390	$1,513,836
Above market tenant leases	60,484	59,540
Lease commissions	45,788	43,675
Gross historical cost	1,629,662	1,617,051
Accumulated amortization	(1,195,330)	(1,181,158)
Net book value	$434,332	$435,893

Weighted-average amortization period in years	10.4	10.3

Liabilities:
Below market tenant leases	$86,233	$99,035
Accumulated amortization	(40,354)	(49,390)
Net book value	$45,879	$49,645

Weighted-average amortization period in years	8.6	8.6

The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Rental income related to (above)/below market tenant leases, net	$524	$(155)
Amortization related to in place lease intangibles and lease commissions	(35,976)	(24,905)

The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2020	$89,792	$6,817
2021	68,777	8,313
2022	44,647	7,607
2023	37,400	5,343
2024	29,529	3,215
Thereafter	164,187	14,584
Total	$434,332	$45,879

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At March 31, 2020, 18 Seniors Housing Operating, six Triple-net, and nine Outpatient Medical properties with an aggregate real estate balance of $729,560,000 were classified as held for sale. In addition to the real property balances held for sale, secured debt of $112,625,000 and net other assets and liabilities of $27,800,000 are included in the Consolidated Balance Sheet related to the held for sale properties. Subsequent to March 31, 2020, the expected sale of a Seniors Housing Operating portfolio, which met the held for sale criteria as of December 31, 2019, was not consummated as a result of the uncertainty of the COVID-19 pandemic on our business and industry and the 11 properties with a carrying value of $386,744,000 will be moved out of held for sale during the second quarter. Expected gross sales proceeds related to the remaining held for sale properties is approximately $412,535,000.
During the three months ended March 31, 2020, we recorded net impairment charges of $27,827,000 related to certain held for use properties for which the carrying value exceeded the fair values. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Real estate dispositions:
Triple-net	$33,445	$436,071
Outpatient Medical	495,003	—
Total dispositions	528,448	436,071
Gain (loss) on real estate dispositions, net	262,824	167,409
Net other assets/liabilities disposed	10,120	(748)
Proceeds from real estate dispositions	$801,392	$602,732

Operating results attributable to properties sold subsequent to or classified as held for sale and which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Total revenues	$48,563	$159,048
Expenses:
Interest expense	876	1,547
Property operating expenses	27,793	96,143
Provision for depreciation	—	22,739
Total expenses	28,669	120,429
Income (loss) from real estate dispositions, net	$19,894	$38,619

6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the period presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Three Months Ended
	Classification	March 31, 2020	March 31, 2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$6,492	$7,412
non-real estate investment lease expense	General and administrative expenses	1,267	362
Finance lease cost:
Amortization of leased assets	Property operating expenses	2,243	2,092
Interest on lease liabilities	Interest expense	1,379	1,002
Sublease income	Rental income	(1,043)	(1,886)
Total		$10,338	$8,982

(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases was as follows (in thousands):

	Classification	March 31, 2020	December 31, 2019
Right of use assets:
Operating leases - real estate	Right of use assets, net	$362,685	$374,217
Finance leases - real estate	Right of use assets, net	160,532	162,216
Real estate right of use assets, net		523,217	536,433
Operating leases - non-real estate investments	Receivables and other assets	11,753	12,474
Total right of use assets, net		$534,970	$548,907

Lease liabilities:
Operating leases		$356,311	$364,803
Financing leases		108,348	108,890
Total		$464,659	$473,693

Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the three months ended March 31, 2020, we recognized $389,960,000 of rental and other revenues related to operating leases, of which $55,754,000 was for variable lease payments which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the three months ended March 31, 2019, we recognized $381,084,000 of rental and other revenues related to operating leases, of which $47,350,000 was for variable lease payments.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $7,868,000 and $6,897,000 as of March 31, 2020 and December 31, 2019, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	March 31, 2020	December 31, 2019
Mortgage loans	$97,896	$188,062
Other real estate loans	125,811	124,696
Allowance for credit losses on real estate loans receivable	(2,479)	(42,376)
Real estate loans receivable, net of credit allowance	$221,228	$270,382
Non-real estate loans	451,271	362,850
Allowance for credit losses on non-real estate loans receivable	(78,092)	(25,996)
Non-real estate loans receivable, net of credit allowance (1)	373,179	336,854
Total loans receivable, net of credit allowance	$594,407	$607,236

(1) Included in receivables and other assets on the Consolidated Balance Sheets.
During the three months ended March 31, 2020, the real estate collateral associated with one loan was released, therefore, the principal balance of $86,411,000 and related allowance for credit losses of $42,376,000 was reclassified to a non-real estate loan.

The following is a summary of our loan activity for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2020	March 31, 2019
Advances on loans receivable:
Investments in new loans	$—	$25,000
Draws on existing loans	10,441	20,452
Net cash advances on loans receivable	10,441	45,452

Receipts on loans receivable:
Loan payoffs	—	4,384
Principal payments on loans	10,045	2,826
Net cash receipts on loans receivable	10,045	7,210
Net cash advances (receipts) on loans receivable	$396	$38,242

The allowance for credit loss on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the credit allowance is based on a quarterly evaluation of each of these loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, financial strength of the borrower and guarantors, and nature, extent, and value of the underlying collateral.
A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans we identified as having deteriorated credit quality we determine the amount of credit loss on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual are deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance.
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	March 31, 2020
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$185,982	$(75,372)	$110,610	4
Collective loan pool	2007 - 2015	128,971	(1,873)	127,098	15
Collective loan pool (1)	2016	183,218	(1,534)	181,684	6
Collective loan pool	2017	117,156	(970)	116,186	7
Collective loan pool	2018	15,865	(229)	15,636	2
Collective loan pool	2019	43,786	(593)	43,193	6
Total loans		$674,978	$(80,571)	$594,407	40

(1) Carrying value is exclusive of deferred gains of $62,819,000 recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets.

In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain Triple-net real estate loans receivable that were no longer deemed collectible. During the quarter ended June 30, 2019, these loans were written off. In March 31, 2020, we recognized a provision for loan losses of $6,898,000 to fully reserve for one Triple-net non-real estate loan receivable that was no longer deemed collectible. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Balance at beginning of period	$68,372	$68,372
Adoption of ASU 2016-13	5,212	—
Provision for loan losses	7,072	18,690
Foreign currency translation	(85)	—
Balance at end of period	$80,571	$87,062

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our deteriorated loans (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019
Balance of deteriorated loans at end of period (1)	$185,982	$206,783
Allowance for credit losses	(75,372)	(87,062)
Balance of deteriorated loans not reserved	$110,610	$119,721
Interest recognized on deteriorated loans (2)	$4,046	$3,971

(1) Includes two loans that are on non-accrual as of March 31, 2020, with a total carrying value of $9,534,000 at both the beginning and the end of the first quarter of 2020.
(2) Represents cash interest recognized in the period.
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

	Percentage Ownership (1)	March 31, 2020	December 31, 2019
Seniors Housing Operating	10% to 50%	$511,645	$463,741
Triple-net	10% to 25%	7,438	7,740
Outpatient Medical	15% to 50%	183,414	111,942
Total		$702,497	$583,423

(1) Excludes ownership of in substance real estate.
At March 31, 2020, the aggregate unamortized basis difference of our joint venture investments of $112,258,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans totaling $210,994,000 related to eight properties as of March 31, 2020 for the development and construction of certain properties which are classified as in substance real estate investments. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810 Consolidation. VIEs are required to be consolidated by their primary beneficiary ("PB") which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the PB of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $251,495,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2020, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Sunrise Senior Living (3)	165	$81,577	14%
ProMedica	215	53,498	9%
Revera(3)	94	32,874	6%
Genesis Healthcare	52	29,391	5%
Belmont Village	21	19,615	3%
Remaining portfolio	1,016	359,866	63%
Totals	1,563	$576,821	100%
(1) Genesis Healthcare and ProMedica are in our Triple-net segment. Sunrise Senior Living, Revera and Belmont Village are in our Seniors Housing Operating segment.
(2) NOI with our top five relationships comprised 37% of total NOI for the year ended December 31, 2019.
(3) Revera owns a controlling interest in Sunrise Senior Living.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Borrowings Under Credit Facilities and Commercial Paper Program
At March 31, 2020, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility ($795,000,000 outstanding at March 31, 2020), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2020). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.82% at March 31, 2020). The applicable margin is based on our debt ratings and was 0.825% at March 31, 2020. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at March 31, 2020. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of March 31, 2020, there was a balance of $49,985,000 outstanding on the commercial paper program ($50,000,000 in principal outstanding net of an unamortized discount of $15,000), which reduces the borrowing capacity on the unsecured revolving credit facility. The notes bear interest at various floating rates with a weighted average of 1.55% as of March 31, 2020 and a weighted average maturity of seven days as of March 31, 2020.
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Balance outstanding at quarter end	$845,000	$419,293
Maximum amount outstanding at any month end	$2,100,000	$1,150,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$1,593,816	$790,516
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	2.21%	3.22%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At March 31, 2020, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (1,3)	Totals
2020	$—	$275,279	$275,279
2021	—	424,952	424,952
2022	10,000	449,900	459,900
2023 (4,5)	1,777,054	473,564	2,250,618
2024	1,350,000	295,714	1,645,714
Thereafter (6,7,8)	7,169,819	985,229	8,155,048
Totals	$10,306,873	$2,904,638	$13,211,511

(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 1.65% to 6.50%.
(3) Annual interest rates range from 1.69% to 12.00%. Carrying value of the properties securing the debt totaled $6,324,000 at March 31, 2020.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $177,054,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2020). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (2.49% at March 31, 2020).
(5) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (1.65% at March 31, 2020).
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $212,465,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2020).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $684,804,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2020).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $622,550,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2020).
On April 1, 2020, we closed on a $1,000,000,000 unsecured term credit facility that matures on April 1, 2022. The term loan carries a 60-day delayed draw and bears interest at a rate of LIBOR plus 1.20%.
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$10,427,562	4.03%	$9,699,984	4.48%
Debt issued	—	—%	1,050,000	3.89%
Debt extinguished	—	—%	(1,050,000)	4.98%
Foreign currency	(120,689)	4.15%	37,553	4.33%
Ending balance	$10,306,873	3.97%	$9,737,537	4.35%

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,993,342	3.63%	$2,485,711	3.90%
Debt issued	44,921	2.58%	247,163	3.68%
Debt assumed	—	—%	42,000	4.62%
Debt extinguished	(16,040)	4.51%	(114,570)	4.96%
Principal payments	(15,526)	3.78%	(13,543)	3.85%
Foreign currency	(102,059)	3.27%	26,197	3.33%
Ending balance	$2,904,638	3.63%	$2,672,958	3.84%

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2020, we were in compliance with all of the covenants under our debt agreements.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$700,000	$725,000
Denominated in Pounds Sterling	£1,340,708	£1,340,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$1,188,250	$1,188,250

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$405,819	$405,819
Forward sales contracts denominated in Canadian Dollars	$80,000	$—
Forward purchase contracts denominated in Pounds Sterling	£(125,000)	£(125,000)
Forward sales contracts denominated in Pounds Sterling	£125,000	£125,000

(1) At March 31, 2020 the maximum maturity date was July 15, 2021.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended March 31,
Description	Location	2020	2019
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$6,644	$5,333
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(95)	$(1,538)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$259,112	$(87,682)

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies
At March 31, 2020, we had 12 outstanding letter of credit obligations totaling $42,219,000 and expiring between 2020 and 2024. At March 31, 2020, we had outstanding construction in progress of $431,497,000 and were committed to providing additional funds of approximately $373,422,000 to complete construction. Additionally, at March 31, 2020, we had outstanding investments classified as in substance real estate of $210,994,000 and were committed to provide additional funds of $251,495,000 (see Note 8 for additional information). Purchase obligations at March 31, 2020 also include $20,764,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2020	December 31, 2019
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	418,781,215	411,550,857
Outstanding shares	417,390,540	410,256,615

Preferred Stock The following is a summary of our preferred stock activity during the periods indicated:

	Three Months Ended
	March 31, 2020		March 31, 2019
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	—	—%	14,369,965	6.50%
Shares converted	—	—%	(14,369,965)	6.50%
Ending balance	—	—%	—	—%

During the three months ended March 31, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock.
Common Stock In February 2019, we entered into a separate amended and restated equity distribution agreement whereby we can offer and sell up to $1,500,000,000 aggregate amount of our common stock ("Equity Shelf Program"). The Equity Shelf Program also allows us to enter into forward sale agreements. During the three months ended March 31, 2020, we physically settled all of our outstanding forward sales agreements for cash proceeds of $576,196,000. As of March 31, 2020, we had $499,341,000 of remaining capacity under the Equity Shelf Program.
The following is a summary of our common stock issuances during the three months ended March 31, 2020 and 2019 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2019 Dividend reinvestment plan issuances	4,148,667	$75.04	$311,301	$307,821
2019 Option exercises	2,505	53.89	135	135
2019 Equity shelf program issuances	3,060,865	74.22	227,180	225,587
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	140,940		—	—
2019 Totals	20,065,429		$538,616	$533,543

2020 Dividend reinvestment plan issuances	175,129	$84.54	$14,805	$14,805
2020 Equity shelf program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	158,818		—	—
2020 Totals	7,133,925		$602,877	$591,001

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dividends  The increase in dividends is attributable to increases in our common shares outstanding. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2020		March 31, 2019
	Per Share	Amount	Per Share	Amount
Common stock	$0.8700	$356,001	$0.8700	$344,760

Accumulated Other Comprehensive Income  The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	March 31, 2020	December 31, 2019
Foreign currency translation	$(962,982)	$(719,814)
Derivative and financial instruments designated as hedges	866,769	607,657
Total accumulated other comprehensive loss	$(96,213)	$(112,157)

15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $7,083,000 and $7,529,000 for the three months ended March 31, 2020 and 2019, respectfully.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$310,284	$280,470

Adjustment for net income (loss) attributable to OP units	(1,388)	46
Numerator for diluted earnings per share	$308,896	$280,516

Denominator for basic earnings per share - weighted average shares	410,306	391,474
Effect of dilutive securities:
Employee stock options	—	1
Non-vested restricted shares	702	868
Redeemable shares	1,396	1,096
Employee stock purchase program	16	13
Dilutive potential common shares	2,114	1,978
Denominator for diluted earnings per share - adjusted weighted average shares	412,420	393,452

Basic earnings per share	$0.76	$0.72
Diluted earnings per share	$0.75	$0.71

17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information. The three levels are defined below:

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted            prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market            data for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value        of the assets or liabilities.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Mortgage Loans, Other Real Estate Loans and Non-real Estate Loans Receivable — The fair value of mortgage loans, other real estate loans and non-real estate loans receivable is generally estimated by using Level 2 and Level 3 inputs such as discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
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
Redeemable OP Unitholder Interests — Our redeemable OP unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs unless the fair value is below the initial amount in which case the redeemable OP unitholder interests are recorded at the initial amount adjusted for distribution to the unitholders and income or loss attributable to the unitholders. The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$96,480	$96,702	$145,686	$150,217
Other real estate loans receivable	124,748	123,101	124,696	128,512
Equity securities	8,034	8,034	15,685	15,685
Cash and cash equivalents	303,423	303,423	284,917	284,917
Restricted cash	89,643	89,643	100,849	100,849
Non-real estate loans receivable	373,179	418,221	336,854	379,239
Foreign currency forward contracts, interest rate swaps and cross currency swaps	210,837	210,837	18,554	18,554

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$844,985	$844,985	$1,587,597	$1,587,597
Senior unsecured notes	10,218,853	10,565,256	10,336,513	11,400,571
Secured debt	2,901,232	3,032,376	2,990,962	3,041,893
Foreign currency forward contracts, interest rate swaps and cross currency swaps	87,557	87,557	53,601	53,601

Redeemable OP unitholder interests	$94,048	$81,717	$121,440	$121,440

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

	Fair Value Measurements as of March 31, 2020
	Total	Level 1	Level 2	Level 3
Equity securities	$8,034	$8,034	$—	$—
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	123,280	—	123,280	—
Totals	$131,314	$8,034	$123,280	$—
(1) Please see Note 12 for additional information.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired or assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 7 for impairments of loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.
18. Segment Reporting
We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include seniors apartments, assisted living, independent living/continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof that are owned and/or operated through RIDEA structures (see Note 19). Our Triple-net properties include the property types described above as well as long-term/post-acute care facilities. Under the Triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our Outpatient Medical properties are typically leased to multiple tenants and generally require a certain level of property management by us.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. There are no intersegment sales or transfers.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended March 31, 2020:	Seniors Housing Operating	Triple-net		Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$849,972	$—		$—	$—	$849,972
Rental income	—	191,385	(1)	198,575	—	389,960
Interest income	104	14,671		466	—	15,241
Other income	1,052	1,673		288	416	3,429
Total revenues	851,128	207,729		199,329	416	1,258,602

Property operating expenses	607,871	13,302		60,608	—	681,781
Consolidated net operating income	243,257	194,427		138,721	416	576,821

Depreciation and amortization	146,774	57,694		70,333	—	274,801
Interest expense	16,434	2,852		4,808	117,913	142,007
General and administrative expenses	—	—		—	35,481	35,481
Loss (gain) on derivatives and financial instruments, net	—	7,651		—	—	7,651
Provision for loan losses	—	7,072		—	—	7,072
Impairment of assets	3,495	24,332		—	—	27,827
Other expenses	2,989	513		1,007	1,783	6,292
Income (loss) from continuing operations before income taxes and other items	73,565	94,313		62,573	(154,761)	75,690
Income tax (expense) benefit	—	—		—	(5,442)	(5,442)
Income (loss) from unconsolidated entities	(11,024)	5,796		1,536	—	(3,692)
Gain (loss) on real estate dispositions, net	(149)	49,637		213,336	—	262,824
Income (loss) from continuing operations	62,392	149,746		277,445	(160,203)	329,380
Net income (loss)	$62,392	$149,746		$277,445	$(160,203)	$329,380

Total assets	$15,691,090	$9,200,458		$7,722,679	$308,801	$32,923,028
(1) During the three months ended March 31, 2020, we wrote off straight-line rent receivables of $32,268,000 recorded in rental income in conjunction with an amended lease.

Three Months Ended March 31, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$868,285	$—	$—	$—	$868,285
Rental income	—	232,032	149,052	—	381,084
Interest income	—	14,946	173	—	15,119
Other income	4,101	1,263	236	2,157	7,757
Total revenues	872,386	248,241	149,461	2,157	1,272,245

Property operating expenses	607,686	14,955	48,166	—	670,807
Consolidated net operating income	264,700	233,286	101,295	2,157	601,438

Depreciation and amortization	131,575	61,348	51,009	—	243,932
Interest expense	18,251	3,440	3,348	120,193	145,232
General and administrative expenses	—	—	—	35,282	35,282
Loss (gain) on derivatives and financial instruments, net	—	(2,487)	—	—	(2,487)
Loss (gain) on extinguishment of debt, net	—	—	—	15,719	15,719
Provision for loan losses	—	18,690	—	—	18,690
Other expenses	2,946	3,029	754	2,027	8,756
Income (loss) from continuing operations before income taxes and other items	111,928	149,266	46,184	(171,064)	136,314
Income tax (expense) benefit	—	—	—	(2,222)	(2,222)
Income (loss) from unconsolidated entities	(16,580)	5,658	1,723	—	(9,199)
Gain (loss) on real estate dispositions, net	(160)	167,574	(5)	—	167,409
Income (loss) from continuing operations	95,188	322,498	47,902	(173,286)	292,302
Net income (loss)	$95,188	$322,498	$47,902	$(173,286)	$292,302

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
Revenues:	Amount(1)%		Amount	%
United States	$1,027,781	81.6%	$1,043,667	82.1%
United Kingdom	117,882	9.4%	112,418	8.8%
Canada	112,939	9.0%	116,160	9.1%
Total	$1,258,602	100.0%	$1,272,245	100.0%

	As of
	March 31, 2020		December 31, 2019
Assets:	Amount	%	Amount	%
United States	$27,431,135	83.3%	$27,513,911	82.4%
United Kingdom	3,216,727	9.8%	3,405,388	10.2%
Canada	2,275,166	6.9%	2,461,452	7.4%
Total	$32,923,028	100.0%	$33,380,751	100.0%

(1) The United States, United Kingdom and Canada represent 77%, 10% and 13%, respectively, of our resident fees and services revenue stream for the three months ended March 31, 2020.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the three months ended March 31, 2020 and 2019, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act, among its economic stimulus provisions, includes a number of tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carrybacks, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Certain of these provisions may impact the provision for taxes in our consolidated financial statements, including in particular the provision allowing for the carryback of net operating losses which would be applicable to our TRSs. We have made a reasonable estimate of the tax impact to us of the CARES Act in our consolidated financial statements, and while we do not believe that there will be further material impacts to the consolidated financial statements related to the CARES Act tax provisions, we will continue to evaluate the impact of the CARES Act and any guidance provided by the U.S. Treasury and the IRS on our consolidated financial statements. It is possible our estimates could differ materially from the actual tax impact to us of the CARES Act.
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

	March 31, 2020	December 31, 2019
Assets:
Net real estate investments	$956,254	$960,093
Cash and cash equivalents	23,539	27,522
Receivables and other assets	16,461	14,586
Total assets (1)	$996,254	$1,002,201

Liabilities and equity:
Secured debt	$458,191	$460,117
Lease liabilities	1,326	1,326
Accrued expenses and other liabilities	20,569	22,215
Total equity	516,168	518,543
Total liabilities and equity	$996,254	$1,002,201
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2019, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” References herein to “we,” “us,” “our,” or the “Company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.
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
The following table summarizes our consolidated portfolio for the three months ended March 31, 2020 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$243,257	42.2%	539
Triple-net	194,427	33.7%	653
Outpatient Medical	138,721	24.1%	371
Totals	$576,405	100.0%	1,563

(1) Represents consolidated NOI and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See Non-GAAP Financial Measures for additional information and reconciliation.

The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future.
Our Seniors Housing Operating revenues are dependent on occupancy. Declines in occupancy are expected due to increases in mortality rates and decreases in move-in rates as the pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Occupancy rates remained relatively steady through March 31, 2020 but trended downward in April 2020.
We have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies. These increased expenses are expected to continue through the pandemic and potentially beyond as these additional health and safety measures become standard practice.
Our Triple-net operators are experiencing similar impacts on occupancy and operating costs as described above with respect to our Seniors Housing Operating properties which may impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Our Outpatient Medical tenants are experiencing temporary medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures, stay at home orders or decisions by patients to delay treatments which may adversely effect their ability to make contractual rent payments. Accordingly, our medical office building tenants' ability to pay rent may be impacted. These factors may cause operators or tenants to seek modifications of such obligations, resulting in reductions in revenue and increases in uncollectible receivables. We will evaluate each request on a case-by-case basis and determine if a form of rent relief is warranted following an examination of the tenant’s financial health, rent coverage, current operating situation and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. During April 2020, a planned disposition of a portfolio of 11 Seniors Housing Operating properties was not consummated as a result of the uncertainty of the COVID-19 pandemic on our business and industry. We have a significant development portfolio and as of March 31, 2020, have not experience significant delays or disruptions, but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.
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
For the three months ended March 31, 2020, resident fees and services and rental income represented 68% and 31%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At March 31, 2020, we had $303,423,000 of cash and cash equivalents, $89,643,000 of restricted cash and $2,155,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital  The following summarizes key capital transaction that occurred during the three months ended March 31, 2020 and subsequent events:

•	During the three months ended March 31, 2020, we extinguished $16,040,000 of secured debt at a blended average interest rate of 4.51%.

•
During the three months ended March 31, 2020, we sold 2,039,000 shares of common stock under our ATM and DRIP programs, via both cash settle and forward sale agreements, generating gross proceeds of approximately $171,183,000. The sale of these shares and settlement of previously outstanding forward sales resulted in gross proceeds of approximately $602,877,000 which were used to reduce borrowings under our unsecured revolving credit facility.

•
On April 1, 2020, we closed on a previously announced $1.0 billion two-year unsecured term loan. The term loan carries a 60-day delayed draw and bears interest at a rate of 1-month LIBOR + 1.20%, based on our credit rating.

Investments  The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2020 (dollars in thousands):

	Properties	Investment Amount (1)	Capitalization Rates (2)	Book Amount (3)
Seniors Housing Operating	5	$162,524	4.8%	$159,048
Triple-net (4)	—	—	—%	765
Outpatient Medical	16	235,387	6.1%	236,127
Totals	21	$397,911	5.6%	$395,940

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

(4) Represents the acquisition of a condo unit at a previously acquired property.
Dispositions  The following summarizes property dispositions completed during the three months ended March 31, 2020 (dollars in thousands):

	Properties	Proceeds (1)	Capitalization Rates (2)	Book Amount (3)
Triple-net	5	$70,439	5.0%	$33,445
Outpatient Medical	31	637,770	5.4%	495,003
Totals	36	$708,209	5.4%	$528,448

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.

Dividends Our Board of Directors declared a cash dividend for the quarter ended March 31, 2020 of $0.61 per share. On May 28, 2020, we will pay our 196th consecutive quarterly cash dividend to stockholders of record on May 19, 2020.

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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Net income (loss)	$329,380	$240,136	$647,932	$150,040	$292,302
NICS	310,284	224,324	589,876	137,762	280,470
FFO	356,124	476,298	352,378	390,021	358,383
NOI	576,821	600,302	610,545	618,979	601,438
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and Internal Revenue Code section 1031 deposits. The coverage ratios indicate our ability to service interest and fixed charges (interest, secured debt principal amortization and preferred dividends). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019

Net debt to book capitalization ratio	44%	46%	45%	48%	43%
Net debt to undepreciated book capitalization ratio	37%	39%	38%	41%	36%
Net debt to market capitalization ratio	40%	30%	26%	30%	28%

Interest coverage ratio	5.42x	4.64x	7.61x	3.74x	4.80x
Fixed charge coverage ratio	4.88x	4.20x	6.96x	3.42x	4.38x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Property mix:(1)
Seniors Housing Operating	42%	40%	42%	45%	44%
Triple-net	34%	38%	38%	37%	39%
Outpatient Medical	24%	22%	20%	18%	17%

Relationship mix: (1)
Sunrise Senior Living (2)	14%	14%	14%	14%	15%
ProMedica	9%	9%	9%	9%	9%
Revera (2)	6%	6%	6%	6%	6%
Genesis Healthcare	5%	5%	5%	5%	5%
Belmont Village	3%	3%	4%	3%	3%
Remaining relationships	63%	63%	62%	63%	62%

Geographic mix:(1)
California	15%	13%	14%	13%	13%
United Kingdom	9%	9%	8%	8%	9%
New Jersey	8%	8%	7%	7%	7%
Canada	7%	7%	7%	7%	7%
Texas	7%	9%	8%	8%	8%
Remaining geographic areas	54%	54%	56%	57%	56%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2020 (dollars in thousands):

	Expiration Year (1)
	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Thereafter
Triple-net:
Properties	8	7	11	1	4	48	76	18	15	15	430
Base rent (2)	$3,098	$12,511	$10,442	$840	$11,262	$53,997	$103,210	$35,381	$22,324	$33,042	$484,385
% of base rent	0.4%	1.6%	1.4%	0.1%	1.5%	7.0%	13.4%	4.6%	2.9%	4.3%	62.8%
Units/beds	618	1,453	1,182	1,185	692	3,033	6,078	2,350	1,633	1,429	44,716
% of Units/beds	1.0%	2.3%	1.8%	1.8%	1.1%	4.7%	9.4%	3.7%	2.5%	2.2%	69.5%

Outpatient Medical:
Square feet	1,750,908	1,705,507	2,009,981	2,048,945	2,076,707	1,149,292	1,320,925	1,039,589	1,086,659	951,687	6,015,269
Base rent (2)	$45,383	$50,113	$56,393	$55,851	$61,655	$31,499	$36,434	$26,554	$28,463	$25,480	$140,354
% of base rent	8.1%	9.0%	10.1%	10.0%	11.0%	5.6%	6.5%	4.8%	5.1%	4.6%	25.2%
Leases	464	391	405	416	342	219	157	141	127	109	220
% of Leases	15.5%	13.1%	13.5%	13.9%	11.4%	7.3%	5.2%	4.7%	4.2%	3.6%	7.6%

(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.

We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of these risk factors.

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

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	$	%
Cash, cash equivalents and restricted cash at beginning of period	$385,766	$316,129	$69,637	22%
Cash provided from (used in) operating activities	411,857	343,895	67,962	20%
Cash provided from (used in) investing activities	149,748	197,268	(47,520)	-24%
Cash provided from (used in) financing activities	(544,295)	(452,205)	(92,090)	-20%
Effect of foreign currency translation	(10,010)	2,352	(12,362)	-526%
Cash, cash equivalents and restricted cash at end of period	$393,066	$407,439	$(14,373)	-4%

Operating Activities
The changes in net cash provided from operating activities are primarily attributable to improvements in net working capital. Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2020 and 2019, cash flows provided from operations exceeded cash distributions to stockholders.
Investing Activities  The changes in net cash provided from/used in investing activities are primarily attributable to net changes in real property investments and dispositions, loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions” and Notes 3 and 5 of our unaudited consolidated financial statements. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	$	%
New development	$48,775	$55,391	$(6,616)	-12%
Recurring capital expenditures, tenant improvements and lease commissions	22,566	21,898	668	3%
Renovations, redevelopments and other capital improvements	46,816	35,037	11,779	34%
Total	$118,157	$112,326	$5,831	5%
The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.
Financing Activities  The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

in "Key Transactions". Please refer to Notes 10, 11 and 14 of our unaudited consolidated financial statements for additional information.
On April 1, 2020, in response to uncertain financial market conditions arising from the COVID-19 pandemic, we undertook steps to strengthen our balance sheet and to enhance our liquidity by entering into a $1.0 billion two-year unsecured term loan. After consideration of this unsecured term loan, we have total near-term available liquidity of approximately $3.5 billion. However, we are unable to accurately predict the full impact that the pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous factors discussed in Part II Item 1A. Risk Factors.
Off-Balance Sheet Arrangements
At March 31, 2020, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At March 31, 2020, we had 12 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Unsecured credit facility and commercial paper (1,2)	$845,000	$50,000	$—	$795,000	$—
Senior unsecured notes and term credit facilities: (2)
U.S. Dollar senior unsecured notes	8,100,000	—	—	2,450,000	5,650,000
Canadian Dollar senior unsecured notes (3)	212,465	—	—	—	212,465
Pounds Sterling senior unsecured notes (3)	1,307,354	—	—	—	1,307,354
U.S. Dollar term credit facility	510,000	—	10,000	500,000	—
Canadian Dollar term credit facility (3)	177,054	—	—	177,054	—
Secured debt: (2,3)
Consolidated	2,904,638	275,279	874,852	769,278	985,229
Unconsolidated	874,113	18,019	80,948	114,264	660,882
Contractual interest obligations: (4)
Unsecured credit facility and commercial paper	42,616	9,904	26,170	6,542	—
Senior unsecured notes and term loans (3)	3,959,479	294,616	811,318	721,169	2,132,376
Consolidated secured debt (3)	410,097	68,573	143,500	86,356	111,668
Unconsolidated secured debt (3)	203,363	23,464	57,187	52,291	70,421
Financing lease liabilities (5)	183,556	6,756	16,521	70,601	89,678
Operating lease liabilities (5)	1,160,976	17,256	44,524	42,455	1,056,741
Purchase obligations (6)	645,682	382,054	201,469	47,531	14,628
Total contractual obligations	$21,536,393	$1,145,921	$2,266,489	$5,832,541	$12,291,442

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
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2020, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of May 1, 2020, 2,541,750 shares of common stock remained available for issuance under the DRIP registration statement. On February 25, 2019, we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. As of May 1, 2020, we had $499,341,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI"), and other supplemental measures include FFO and Adjusted EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended				Change
	March 31,		March 31,
	2020		2019		Amount		%
Net income	$329,380		$292,302		$37,078		13%
NICS	310,284		280,470		29,814		11%
FFO	356,124		358,383		(2,259)		-1%
EBITDA	751,630		683,688		67,942		10%
NOI	576,821		601,438		(24,617)		-4%
SSNOI	455,205		458,647		(3,442)		-1%
Per share data (fully diluted):
NICS	$0.75		$0.71		$0.04		6%
FFO	$0.86		$0.91		$(0.05)		-5%

Interest coverage ratio	4.64	x	4.80	x	(0.16	)x	-3%
Fixed charge coverage ratio	4.20	x	4.38	x	(0.18	)x	-4%
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's Share for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	$	%
SSNOI (1)	$199,831	$210,753	$(10,922)	-5.2%
(1) For the three months ended March 31, 2020 and 2019, amounts relate to 425 same store properties. The same store property pools exclude 73 properties that have undergone operator transitions or segment transitions during the relevant period. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2020	2019	$	%
Revenues:
Resident fees and services	$849,972	$868,285	$(18,313)	-2%
Interest income	104	—	104	n/a
Other income	1,052	4,101	(3,049)	-74%
Total revenues	851,128	872,386	(21,258)	-2%
Property operating expenses	607,871	607,686	185	—%
NOI (1)	243,257	264,700	(21,443)	-8%
Other expenses:
Depreciation and amortization	146,774	131,575	15,199	12%
Interest expense	16,434	18,251	(1,817)	-10%
Impairment of assets	3,495	—	3,495	n/a
Other expenses	2,989	2,946	43	1%
	169,692	152,772	16,920	11%
Income (loss) from continuing operations before income taxes and other items	73,565	111,928	(38,363)	-34%
Income (loss) from unconsolidated entities	(11,024)	(16,580)	5,556	34%
Gain (loss) on real estate dispositions, net	(149)	(160)	11	7%
Income from continuing operations	62,392	95,188	(32,796)	-34%
Net income (loss)	62,392	95,188	(32,796)	-34%
Less: Net income (loss) attributable to noncontrolling interests	(1,932)	1,741	(3,673)	-211%
Net income (loss) attributable to common stockholders	$64,324	$93,447	$(29,123)	-31%

(1) See Non-GAAP Financial Measures below.
Fluctuations in resident fees and services and property operating expenses are primarily a result of acquisitions, segment transitions, offset by dispositions, and the movement of U.S. and foreign currency exchange rates. Despite the COVID-19 pandemic, occupancy rates remained relatively steady through March 31, 2020, however, we incurred increased operational costs of $7,294,000 included in property operating expenses as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies.
The fluctuations in depreciation and amortization are due to acquisitions and dispositions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the three months ended March 31, 2020, we recorded impairment charges on one held for use property as the carrying values exceeded the estimated fair value. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The increase in other expenses is primarily due to additional noncapitalizable transaction costs associated with acquisitions and operator transitions.
During the three months ended March 31, 2020, we completed three Seniors Housing Operating construction projects representing $93,188,000 or $300,606 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of March 31, 2020 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Units	Commitment	Balance	Est. Completion
Potomac, MD	120	$56,720	$30,043	4Q20
Beckenham, UK	100	58,644	28,808	3Q21
Hendon, UK	102	69,477	34,519	4Q21
Barnet, UK	100	64,123	28,222	4Q21
	422	$248,964	121,592
Toronto, ON	Project in planning stage		40,918
Washington, DC	Project in planning stage		20,165
Brookline, MA	Project in planning stage		17,477
			$200,152

Interest expense represents secured debt interest expense which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,115,037	3.54%	$1,810,587	3.87%
Debt issued	44,921	2.58%	247,163	3.68%
Debt assumed	—	—%	42,000	4.62%
Debt extinguished	(16,040)	4.51%	(114,570)	4.96%
Principal payments	(12,174)	3.49%	(11,205)	3.58%
Foreign currency	(86,818)	3.25%	21,368	3.34%
Ending balance	$2,044,926	3.56%	$1,995,343	3.79%

Monthly averages	$2,080,448	3.54%	$1,915,650	3.84%

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
Triple-net
The following is a summary of our SSNOI at Welltower's Share for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	$	%
SSNOI (1)	$171,716	$166,415	$5,301	3.2%

(1) For the three months ended March 31, 2020 and 2019, amounts relate to 632 same store properties. The same store property pools exclude 19 properties that have undergone operator transitions or segment transitions during the relevant period. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2020	2019	$	%
Revenues:
Rental income	$191,385	$232,032	$(40,647)	-18%
Interest income	14,671	14,946	(275)	-2%
Other income	1,673	1,263	410	32%
Total revenues	207,729	248,241	(40,512)	-16%
Property operating expenses	13,302	14,955	(1,653)	-11%
NOI (1)	194,427	233,286	(38,859)	-17%
Other expenses:
Depreciation and amortization	57,694	61,348	(3,654)	-6%
Interest expense	2,852	3,440	(588)	-17%
Loss (gain) on derivatives and financial instruments, net	7,651	(2,487)	10,138	408%
Provision for loan losses	7,072	18,690	(11,618)	-62%
Impairment of assets	24,332	—	24,332	n/a
Other expenses	513	3,029	(2,516)	-83%
	100,114	84,020	16,094	19%
Income (loss) from continuing operations before income taxes and other items	94,313	149,266	(54,953)	-37%
Income (loss) from unconsolidated entities	5,796	5,658	138	2%
Gain (loss) on real estate dispositions, net	49,637	167,574	(117,937)	-70%
Income from continuing operations	149,746	322,498	(172,752)	-54%
Net income	149,746	322,498	(172,752)	-54%
Less: Net income (loss) attributable to noncontrolling interests	18,575	9,096	9,479	104%
Net income attributable to common stockholders	$131,171	$313,402	$(182,231)	-58%

(1) See Non-GAAP Financial Measures below.

The decrease in rental income is primarily attributable to the write off of straight-line rent receivables of $32,268,000 recognized during the quarter ended March 31, 2020 in conjunction with a lease amendment, as well as property dispositions. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended March 31, 2020, we had 17 leases with rental rate increases ranging from 0.13% to 1.07% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs as described above with respect to our Seniors Housing Operating properties which may impact the ability of our Triple-net operators to make contractual rent payments to us in the future. However, rent collections for the three months ended March 31, 2020 were consistent with prior periods.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain real estate loans receivable that are no longer deemed collectible. In March 2020, we recognized a provision for loan losses of $6,898,000 to fully reserve for a non-real estate loan receivable that was no longer deemed collectible. During the three months ended March 31, 2020, we recorded impairment charges on certain held for use properties as the carrying values exceeded the estimated fair values. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
The following is a summary of Triple-net construction projects, excluding expansions, pending as of March 31, 2020 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
Union, KY	162	$34,600	$28,823	2Q20
Westerville, OH	102	27,200	23,806	2Q20
Droitwich, UK	70	15,769	12,626	2Q20
Thousand Oaks, CA	82	24,763	12,100	4Q20
Redhill, UK	76	19,797	8,477	1Q21
Wombourne, UK	66	14,941	3,330	4Q21
Leicester, UK	60	13,945	3,320	4Q21
	618	$151,015	$92,482

Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuation in loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market adjustment recorded on our Genesis Healthcare, Inc. available-for-sale investment. The following is a summary of our Triple-net secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$306,038	3.60%	$288,386	3.63%
Principal payments	(1,059)	5.17%	(957)	5.24%
Foreign currency	(15,240)	3.40%	4,829	3.30%
Ending balance	$289,739	3.55%	$292,258	3.62%

Monthly averages	$299,111	3.59%	$293,113	3.62%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our SSNOI at Welltower Share for the Outpatient Medical segment (dollars in thousands):

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	$	%
SSNOI (1)	$83,658	$81,479	$2,179	2.7%

(1) For the three months ended March 31, 2020 and 2019, amounts relate to 261 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2020	2019	$	%
Revenues:
Rental income	$198,575	$149,052	$49,523	33%
Interest income	466	173	293	169%
Other income	288	236	52	22%
Total revenues	199,329	149,461	49,868	33%
Property operating expenses	60,608	48,166	12,442	26%
NOI (1)	138,721	101,295	37,426	37%
Other expenses:
Depreciation and amortization	70,333	51,009	19,324	38%
Interest expense	4,808	3,348	1,460	44%
Other expenses	1,007	754	253	34%
	76,148	55,111	21,037	38%
Income (loss) from continuing operations before income taxes and other items	62,573	46,184	16,389	35%
Income (loss) from unconsolidated entities	1,536	1,723	(187)	-11%
Gain (loss) on real estate dispositions, net	213,336	(5)	213,341	n/a
Income from continuing operations	277,445	47,902	229,543	479%
Net income (loss)	277,445	47,902	229,543	479%
Less: Net income (loss) attributable to noncontrolling interests	2,453	995	1,458	147%
Net income (loss) attributable to common stockholders	$274,992	$46,907	$228,085	486%

(1) See Non-GAAP Financial Measures.

The increases in rental income are primarily attributable to acquisitions of new properties and the conversion of newly constructed outpatient medical properties, particularly the $1.25 billion CNL Healthcare Properties portfolio acquisition that closed in May 2019, partially offset by dispositions. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended March 31, 2020, our consolidated outpatient medical portfolio signed 144,185 square feet of new leases and 210,308 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $36.71 per square foot and tenant improvement and lease commission costs of $27.89 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.5% to 4.0%. In addition, our Outpatient Medical tenants are experiencing temporary medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures or decisions by patients to delay treatments which may adversely effect their ability to make contractual rent payments. However, rent collections for the three months ended March 31, 2020 were consistent with prior periods.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of outpatient medical facilities, offset by dispositions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.
During the three months ended March 31, 2020, we completed one Outpatient Medical construction project representing $19,369,000 or $352 per square foot. The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of March 31, 2020 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Lowell, MA	50,668	$12,300	$11,684	2Q20
Katy, TX	36,500	12,028	6,063	2Q20
Brooklyn, NY	140,955	105,306	86,990	3Q20
Total	228,123	$129,634	$104,737

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2020		March 31, 2019
		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$572,267	3.97%	$386,738	4.20%
Principal payments	(2,293)	4.65%	(1,381)	5.11%
Ending balance	$569,974	3.94%	$385,357	4.25%

Monthly averages	$571,200	3.97%	$386,088	4.24%

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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2020	2019	$	%
Revenues:
Other income	$416	$2,157	$(1,741)	-81%
Total revenue	416	2,157	(1,741)	-81%
Expenses:
Interest expense	117,913	120,193	(2,280)	-2%
General and administrative expenses	35,481	35,282	199	1%
Loss (gain) on extinguishment of debt, net	—	15,719	(15,719)	-100%
Other expenses	1,783	2,027	(244)	-12%
	155,177	173,221	(18,044)	-10%
Loss from continuing operations before income taxes and other items	(154,761)	(171,064)	16,303	10%
Income tax (expense) benefit	(5,442)	(2,222)	(3,220)	-145%
Loss from continuing operations	(160,203)	(173,286)	13,083	8%
Net loss attributable to common stockholders	$(160,203)	$(173,286)	$13,083	8%

The following is a summary of our Non-Segment/Corporate interest expense or the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2020	2019	$	%
Senior unsecured notes	$103,533	$108,755	$(5,222)	-5%
Unsecured credit facility and commercial paper program	10,169	7,520	2,649	35%
Loan expense	4,211	3,918	293	7%
Totals	$117,913	$120,193	$(2,280)	-2%

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
General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2020 and 2019 were 2.82% and 2.77%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.

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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters after acquisition or being placed into service for the QTD Pool. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters post completion of the redevelopment for the QTD Pool. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters post completion of the transition for the QTD Pool. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters after the properties are placed back into service for the QTD Pool. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and UK properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
EBITDA stands for earnings (net income) before interest, taxes, depreciation and amortization. We believe that EBITDA, along with net income and cash flow provided from operating activities, is an important supplemental measure because it provides additional information to assess and evaluate the performance of our operations. We primarily utilize EBITDA to measure our interest coverage ratio, which represents EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA divided by fixed charges. Fixed charges include total interest and secured debt principal amortization. Covenants in our senior unsecured notes and primary unsecured credit facility contain financial ratios based on a definition of EBITDA that is specific to those agreements. Failure to satisfy these covenants could result in an event of default that could have a material adverse impact on our cost and availability of capital, which could in turn, have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Due to the materiality of these debt agreements and the financial covenants, we have disclosed Adjusted EBITDA, which represents EBITDA as defined above excluding unconsolidated entities and adjusted for items per our covenant. We use Adjusted EBITDA to measure our adjusted fixed charge coverage ratio, which represents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2020	2019	2019	2019	2019
Net income (loss)	$329,380	$240,136	$647,932	$150,040	$292,302
Loss (gain) on real estate dispositions, net	(262,824)	(12,064)	(570,250)	1,682	(167,409)
Loss (income) from unconsolidated entities	3,692	(57,420)	(3,262)	9,049	9,199
Income tax expense (benefit)	5,442	(4,832)	3,968	1,599	2,222
Other expenses	6,292	16,042	6,186	21,628	8,756
Impairment of assets	27,827	98	18,096	9,939	—
Provision for loan losses	7,072	—	—	—	18,690
Loss (gain) on extinguishment of debt, net	—	2,612	65,824	—	15,719
Loss (gain) on derivatives and financial instruments, net	7,651	(5,069)	1,244	1,913	(2,487)
General and administrative expenses	35,481	26,507	31,019	33,741	35,282
Depreciation and amortization	274,801	262,644	272,445	248,052	243,932
Interest expense	142,007	131,648	137,343	141,336	145,232
Consolidated net operating income (NOI)	$576,821	$600,302	$610,545	$618,979	$601,438

NOI by segment:
Seniors Housing Operating	$243,257	$242,453	$254,155	$278,212	$264,700
Triple-net	194,427	226,837	230,685	227,935	233,286
Outpatient Medical	138,721	130,498	124,864	112,378	101,295
Non-segment/corporate	416	514	841	454	2,157
Total NOI	$576,821	$600,302	$610,545	$618,979	$601,438

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
SSNOI Reconciliations:	March 31, 2020	March 31, 2019

Seniors Housing Operating:
Consolidated NOI	$243,257	$264,700
NOI attributable to unconsolidated investments	14,954	16,439
NOI attributable to noncontrolling interests	(18,754)	(20,118)
NOI attributable to non-same store properties	(40,059)	(52,927)
Non-cash NOI attributable to same store properties	(839)	553
Currency and ownership adjustments (1)	1,272	2,106
SSNOI at Welltower Share	199,831	210,753

Triple-net:
Consolidated NOI	194,427	233,286
NOI attributable to unconsolidated investments	5,133	5,078
NOI attributable to noncontrolling interests	(14,783)	(14,592)
NOI attributable to non-same store properties	(25,838)	(41,648)
Non-cash NOI attributable to same store properties	12,432	(15,629)
Currency and ownership adjustments (1)	345	(80)
SSNOI at Welltower Share	171,716	166,415

Outpatient Medical:
Consolidated NOI	138,721	101,295
NOI attributable to unconsolidated investments	1,063	310
NOI attributable to noncontrolling interests	(4,358)	(6,738)
NOI attributable to non-same store properties	(43,599)	(4,841)
Non-cash NOI attributable to same store properties	(1,974)	(2,505)
Currency and ownership adjustments (1)	(6,195)	(6,042)
SSNOI at Welltower Share	83,658	81,479

SSNOI at Welltower Share:
Seniors Housing Operating	199,831	210,753
Triple-net	171,716	166,415
Outpatient Medical	83,658	81,479
Total	$455,205	$458,647

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.32 and to translate UK properties at a GBP/USD rate of 1.30.

	QTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	539	653	371	1,563
Unconsolidated properties	81	39	29	149
Total properties	620	692	400	1,712
Recent acquisitions/development conversions(1)	(69)	(10)	(124)	(203)
Under development	(24)	(8)	(3)	(35)
Under redevelopment(2)	(12)	—	(2)	(14)
Current held for sale(3)	(7)	(6)	(2)	(15)
Land parcels, loans and subleases	(9)	(17)	(8)	(34)
Transitions(4)	(73)	(19)	—	(92)
Other	(1)	—	—	(1)
Same store properties	425	632	261	1,318

(1) Acquisitions and development conversions will enter the QTD Pool 5 full quarters after acquisition or certificate of occupancy, respectively.

(2) Redevelopment properties will enter the QTD Pool after 5 full quarters of operations post redevelopment completion.
(3) Excludes 11 Seniors Housing Operating properties classified as held for sale which will transition back into held for use during the quarter ended June 30, 2020.

(4) Transitioned properties will enter the QTD Pool after 5 full quarters of operations with the new operator in place or under the new structure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/loss on real estate dispositions and impairment of assets. Amounts are in thousands except for per share data.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2020	2019	2019	2019	2019
Net income attributable to common stockholders	$310,284	$224,324	$589,876	$137,762	$280,470
Depreciation and amortization	274,801	262,644	272,445	248,052	243,932
Impairment of assets	27,827	98	18,096	9,939	—
Loss (gain) on real estate dispositions, net	(262,824)	(12,064)	(570,250)	1,682	(167,409)
Noncontrolling interests	(9,409)	(14,895)	31,347	(18,889)	(17,760)
Unconsolidated entities	15,445	16,191	10,864	11,475	19,150
FFO	$356,124	$476,298	$352,378	$390,021	$358,383

Average diluted shares outstanding	412,420	407,904	406,891	406,673	393,452

Per diluted share data:
Net income attributable to common stockholders	$0.75	$0.55	$1.45	$0.34	$0.71
FFO	$0.86	$1.17	$0.87	$0.96	$0.91

The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2020		2019		2019		2019		2019
Net income (loss)	$329,380		$240,136		$647,932		$150,040		$292,302
Interest expense	142,007		131,648		137,343		141,336		145,232
Income tax expense (benefit)	5,442		(4,832)		3,968		1,599		2,222
Depreciation and amortization	274,801		262,644		272,445		248,052		243,932
EBITDA	$751,630		$629,596		$1,061,688		$541,027		$683,688

Interest Coverage Ratio:
Interest expense	$142,007		$131,648		$137,343		$141,336		$145,232
Non-cash interest expense	(8,125)		(734)		(1,988)		(752)		(5,171)
Capitalized interest	4,746		4,868		4,148		3,929		2,327
Total interest	138,628		135,782		139,503		144,513		142,388
EBITDA	$751,630		$629,596		$1,061,688		$541,027		$683,688
Interest coverage ratio	5.42	x	4.64	x	7.61	x	3.74	x	4.80	x

Fixed Charge Coverage Ratio:
Total interest	$138,628		$135,782		$139,503		$144,513		$142,388
Secured debt principal payments	15,526		13,977		13,121		13,684		13,543
Total fixed charges	154,154		149,759		152,624		158,197		155,931
EBITDA	$751,630		$629,596		$1,061,688		$541,027		$683,688
Fixed charge coverage ratio	4.88	x	4.20	x	6.96	x	3.42	x	4.38	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2020		2019		2019		2019		2019
Net income	$1,367,488		$1,330,410		$1,214,970		$651,264		$668,497
Interest expense	552,334		555,559		568,280		568,969		549,049
Income tax expense (benefit)	6,177		2,957		9,293		7,066		9,308
Depreciation and amortization	1,057,942		1,027,073		1,007,263		977,967		966,190
EBITDA	2,983,941		2,915,999		2,799,806		2,205,266		2,193,044
Loss (income) from unconsolidated entities	(47,941)		(42,434)		14,791		17,709		7,411
Stock-based compensation expense (1)	24,601		25,047		25,347		26,113		23,618
Loss (gain) on extinguishment of debt, net	68,436		84,155		81,596		19,810		20,109
Loss (gain) on real estate dispositions, net	(843,456)		(748,041)		(777,890)		(232,363)		(244,800)
Impairment of assets	55,960		28,133		104,057		92,701		87,394
Provision for loan losses	7,072		18,690		18,690		18,690		18,690
Loss (gain) on derivatives and financial instruments, net	5,739		(4,399)		2,296		10,043		670
Other expenses (1)	48,327		51,052		45,512		126,994		117,942
Other impairment (2)	32,268		—		—		—		—
Additional other income	—		—		(4,027)		(4,027)		(14,832)
Adjusted EBITDA	$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246

Adjusted Interest Coverage Ratio:
Interest expense	$552,334		$555,559		$568,280		$568,969		$549,049
Capitalized interest	17,691		15,272		11,952		9,725		7,896
Non-cash interest expense	(11,599)		(8,645)		(11,218)		(10,888)		(11,852)
Total interest	558,426		562,186		569,014		567,806		545,093
Adjusted EBITDA	$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246
Adjusted interest coverage ratio	4.18	x	4.14	x	4.06	x	4.02	x	4.05	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$558,426		$562,186		$569,014		$567,806		$545,093
Secured debt principal payments	56,308		54,325		54,342		55,129		55,584
Preferred dividends	—		—		11,676		23,352		35,028
Total fixed charges	614,734		616,511		635,032		646,287		635,705
Adjusted EBITDA	$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246
Adjusted fixed charge coverage ratio	3.80	x	3.78	x	3.64	x	3.53	x	3.48	x

(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.
(2) Represents a write off of straight-line rent receivables recorded in rental income in conjunction with an amended lease.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2019	2019	2019	2019
Book capitalization:
Unsecured credit facility and commercial paper	$844,985	$1,587,597	$1,334,586	$1,869,188	$419,293
Long-term debt obligations (1)	13,228,433	13,436,365	12,463,680	13,390,344	12,371,729
Cash and cash equivalents (2)	(303,423)	(284,917)	(265,788)	(268,666)	(249,127)
Total net debt	13,769,995	14,739,045	13,532,478	14,990,866	12,541,895
Total equity and noncontrolling interests(3)	17,495,696	16,982,504	16,696,070	16,452,806	16,498,376
Book capitalization	$31,265,691	$31,721,549	$30,228,548	$31,443,672	$29,040,271
Net debt to book capitalization ratio	44%	46%	45%	48%	43%

Undepreciated book capitalization:
Total net debt	$13,769,995	$14,739,045	$13,532,478	$14,990,866	$12,541,895
Accumulated depreciation and amortization	5,910,979	5,715,459	5,769,843	5,539,435	5,670,111
Total equity and noncontrolling interests(3)	17,495,696	16,982,504	16,696,070	16,452,806	16,498,376
Undepreciated book capitalization	$37,176,670	$37,437,008	$35,998,391	$36,983,107	$34,710,382
Net debt to undepreciated book capitalization ratio	37%	39%	38%	41%	36%

Market capitalization:
Common shares outstanding	417,391	410,257	405,758	405,254	403,740
Period end share price	$45.78	$81.78	$90.65	$81.53	$77.6
Common equity market capitalization	$19,108,160	$33,550,817	$36,781,963	$33,040,359	$31,330,224
Total net debt	13,769,995	14,739,045	13,532,478	14,990,866	12,541,895
Noncontrolling interests(3)	1,362,913	1,442,060	1,430,005	1,458,351	1,419,885
Market capitalization	$34,241,068	$49,731,922	$51,744,446	$49,489,576	$45,292,004
Net debt to market capitalization ratio	40%	30%	26%	30%	28%

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
Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2020, except the adoption of ASC 2016-13. See Notes 2 and 7 to the unaudited consolidated financial statements for details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “pro forma,” “estimate” or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower’s actual results to differ materially from Welltower’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the duration and scope of the COVID-19 pandemic; the impact of the COVID-19 pandemic on occupancy rates and on the operations of Welltower and its operators/tenants; actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting Welltower’s properties and the operations of Welltower and its operators/tenants; the effects of health and safety measures adopted by Welltower and its operators/tenants related to the COVID-19 pandemic; increased operational costs as a result of health and safety measures related to COVID-19; the impact of the COVID-19 pandemic on the business and financial condition of operators/tenants and their ability to make payments to Welltower; disruptions to Welltower's property acquisition and disposition activity due to economic uncertainty caused by COVID-19; general economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth; the status of capital markets, including availability and cost of capital; uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting Welltower’s properties; Welltower’s ability to re-lease space at similar rates as vacancies occur; Welltower’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower’s properties; changes in rules or practices governing Welltower’s financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower’s ability to maintain Welltower’s qualification as a REIT; key management personnel recruitment and retention; and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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
A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable

Item 3. Quantitative and Qualitative Disclosures About Market Risk

rate debt or equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed rate debt instruments whereby we modeled the change in net present values arising from a hypothetical 1% increase in interest rates to determine the instruments’ change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

	March 31, 2020		December 31, 2019
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$9,619,820	$(469,732)	$9,724,691	$(751,848)
Secured debt	1,694,442	(68,855)	1,814,229	(69,756)
Totals	$11,314,262	$(538,587)	$11,538,920	$(821,604)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At March 31, 2020, we had $2,742,249,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $27,422,000. At December 31, 2019, we had $3,470,584,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $34,706,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2020, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $9,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2020		December 31, 2019
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$182,620	$11,049	$26,767	$12,136
Debt designated as hedges	1,484,409	14,844	1,586,116	15,861
Totals	$1,667,029	$25,893	$1,612,883	$27,997
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
Item 1A. Risk Factors
The ongoing COVID-19 pandemic may adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. We are unable to accurately predict the full impact that the pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous factors that are not within our control, including the duration and severity of the outbreak, public health measures, such as business closures and stay-at-home orders, and other actions taken by governments and business in response to the pandemic, the availability of federal, state, local or non-U.S. funding programs, general economic disruption and uncertainty in key markets and financial market volatility, and the impact of the COVID-19 pandemic on general macroeconomic conditions and the pace of recovery when the pandemic subsides.
The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•
Risks Related to Revenue: Our revenues and our operators’ revenues are dependent on occupancy. Our Seniors Housing Operating portfolio has experienced a decline in spot occupancy from 85.8% at February 28, 2020 to 84.8% at April 3, 2020, and a further decline to 82.7% as of May 1, 2020. In addition to the impact of increases in mortality rates on occupancy of our Seniors Housing Operating facilities, the ongoing COVID-19 pandemic has prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic on occupancy remain uncertain, occupancy of our Seniors Housing Operating and Triple-net properties could further decrease. Such a decrease could affect the net operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make contractual payments to us. In addition, rental income in our Outpatient Medical segment may decrease if our tenants do not renew leases or do not make timely or full lease payments as a result of temporary medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures or decisions by patients to delay treatments. As a result of the financial impact of the COVID-19 pandemic on our operators and tenants, we may offer certain tenants concessions such as rent deferrals or rent abatements across Triple-net and Outpatient Medical segments.

•
Risks Related to Operator and Tenant Financial Condition: In addition to the risk of decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant, operator, borrower, manager or other obligor bankruptcy or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, and our loans provide us with the right to terminate any funding obligation, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, borrower, manager or other obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

unpaid principal and interest in the case of a loan, and to exercise other rights and remedies. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some past instances, we have terminated our lease with a tenant and relet the property to another tenant; however, our ability to do so may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic. If we cannot transition a leased property to a new tenant due to the effects of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator's financial condition and insolvency proceedings, particularly in light of ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.

•
Risks Related to Operations: Across all of our properties, we and our operators have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies on behalf of our operators. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations or those of our operators or tenants may be adversely impacted if a significant number of our employees or those of our operators or tenants contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us and our operators. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, we are facing increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people. In response to stay-at-home orders and to support the health and well-being of our employees, the large majority of our employees are currently working remotely. The effects of such work arrangements for an extended period of time could impact employee productivity and morale and introduce additional operational risk, including but not limited to cybersecurity risks.

•
Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. During April 2020, a previously announced disposition of a prominent portfolio of 11 Seniors Housing Operating properties was not consummated as a result of the uncertainty of COVID-19 pandemic on our business and industry. We have a significant development portfolio and as of March 31, 2020, have not experience significant delays or disruptions, but may in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.

•
Risks Related to Liquidity: The COVID-19 pandemic and related public health measures implemented by governments worldwide has had severe global macroeconomic impacts and has resulted in significant financial market volatility. An extended period of volatility or a downturn in the financial markets could result in increased cost of capital. In addition, in order to maintain our REIT status, we may be unable to participate in any government stimulus program or lending facility that would limit our ability to pay dividends. On April 1, 2020, in response to uncertain financial market conditions arising from the pandemic, we undertook steps to strengthen our balance sheet and to enhance our liquidity by entering into a $1.0 billion two-year unsecured term loan. After consideration of this unsecured term loan, we have total near-term available liquidity of approximately $3.5 billion. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity operations could adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position and access to capital markets.

•
Risks Related to Dividends The impacts of COVID-19 pandemic on our results of operations, liquidity and financial condition could adversely affect our ability to pay dividend distributions at expected levels or at all. All distributions are

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

made at the discretion of our Board of Directors in accordance with Delaware law and depend on our earnings, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, restrictive covenants in our financial and other contractual arrangements, maintenance of our REIT qualification, restrictions under Delaware law and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors will continue to assess our dividend rate on an ongoing basis, as the COVID-19 pandemic and related market conditions and our financial position continue to evolve. Our Board of Directors declared a cash dividend for the quarter ended March 31, 2020 of $0.61 per share, representing a 30% decrease from the previous $0.87 per share dividend. This dividend payment will be the 196th consecutive quarterly cash dividend to stockholders of record as of May 19, 2020 and payable on May 28, 2020.
The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, ability to pay dividends and stock price. As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 through January 31, 2020	65,085	$82.79
February 1, 2020 through February 29, 2020	31,142	89.24
March 1, 2020 through March 31, 2020	206	72.39
Totals	96,433	$84.85
(1) During the three months ended March 31, 2020, the company acquired shares of common stock held by employees who tendered owned shares to satisfy tax withholding obligations.
(2) No shares were purchased as part of publicly announced plans or programs.
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chairman and Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	May 7, 2020	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2020	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Senior Vice President and Controller (Principal Accounting Officer)