Form 10-Q
period 2020-06-30
WELLTOWER INC.
filed 2020-08-06
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of July 31, 2020, the registrant had 417,300,700 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2020 (Unaudited)	December 31, 2019 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,479,369	$3,486,620
Buildings and improvements	28,589,269	29,163,305
Acquired lease intangibles	1,565,978	1,617,051
Real property held for sale, net of accumulated depreciation	382,580	1,253,008
Construction in progress	411,700	507,931
Less accumulated depreciation and amortization	(6,001,177)	(5,715,459)
Net real property owned	28,427,719	30,312,456
Right of use assets, net	502,604	536,433
Real estate loans receivable, net of credit allowance	224,871	270,382
Net real estate investments	29,155,194	31,119,271
Other assets:
Investments in unconsolidated entities	786,921	583,423
Goodwill	68,321	68,321
Cash and cash equivalents	1,678,770	284,917
Restricted cash	147,473	100,849
Straight-line rent receivable	464,716	466,222
Receivables and other assets	861,257	757,748
Total other assets	4,007,458	2,261,480
Total assets	$33,162,652	$33,380,751

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$1,587,597
Senior unsecured notes	11,815,972	10,336,513
Secured debt	2,619,678	2,990,962
Lease liabilities	447,424	473,693
Accrued expenses and other liabilities	1,015,906	1,009,482
Total liabilities	15,898,980	16,398,247
Redeemable noncontrolling interests	327,145	475,877
Equity:
Common stock	418,343	411,005
Capital in excess of par value	20,836,545	20,190,107
Treasury stock	(93,799)	(78,955)
Cumulative net income	7,838,284	7,353,966
Cumulative dividends	(12,834,381)	(12,223,534)
Accumulated other comprehensive income (loss)	(116,856)	(112,157)
Other equity	4	12
Total Welltower Inc. stockholders’ equity	16,048,140	15,540,444
Noncontrolling interests	888,387	966,183
Total equity	16,936,527	16,506,627
Total liabilities and equity	$33,162,652	$33,380,751
Note: The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Resident fees and services	$769,560	$914,085	$1,619,532	$1,782,370
Rental income	396,305	385,586	786,265	766,670
Interest income	16,069	17,356	31,310	32,475
Other income	6,541	3,079	9,970	10,836
Total revenues	1,188,475	1,320,106	2,447,077	2,592,351

Expenses:
Property operating expenses	660,764	701,127	1,342,545	1,371,934
Depreciation and amortization	265,371	248,052	540,172	491,984
Interest expense	126,357	141,336	268,364	286,568
General and administrative expenses	34,062	33,741	69,543	69,023
Loss (gain) on derivatives and financial instruments, net	1,434	1,913	9,085	(574)
Loss (gain) on extinguishment of debt, net	249	—	249	15,719
Provision for loan losses	1,422	—	8,494	18,690
Impairment of assets	75,151	9,939	102,978	9,939
Other expenses	19,411	21,628	25,703	30,384
Total expenses	1,184,221	1,157,736	2,367,133	2,293,667

Income (loss) from continuing operations before income taxes and other items	4,254	162,370	79,944	298,684
Income tax (expense) benefit	(2,233)	(1,599)	(7,675)	(3,821)
Income (loss) from unconsolidated entities	1,332	(9,049)	(2,360)	(18,248)
Gain (loss) on real estate dispositions, net	155,863	(1,682)	418,687	165,727
Income (loss) from continuing operations	159,216	150,040	488,596	442,342

Net income	159,216	150,040	488,596	442,342
Less: Net income (loss) attributable to noncontrolling interests(1)	(20,030)	12,278	(934)	24,110
Net income (loss) attributable to common stockholders	$179,246	$137,762	$489,530	$418,232

Average number of common shares outstanding:
Basic	417,084	404,607	413,696	398,073
Diluted	419,121	406,673	415,775	400,096

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.38	$0.37	$1.18	$1.11
Net income (loss) attributable to common stockholders	$0.43	$0.34	$1.18	$1.05

Diluted:
Income (loss) from continuing operations	$0.38	$0.37	$1.18	$1.11
Net income (loss) attributable to common stockholders(2)	$0.42	$0.34	$1.17	$1.05

Dividends declared and paid per common share	$0.61	$0.87	$1.48	$1.74
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$159,216	$150,040	$488,596	$442,342

Other comprehensive income (loss):
Foreign currency translation gain (loss)	13,015	(54,024)	(252,562)	24,596
Derivative and financial instruments designated as hedges gain (loss)	(27,171)	100,407	231,941	12,725
Total other comprehensive income (loss)	(14,156)	46,383	(20,621)	37,321

Total comprehensive income (loss)	145,060	196,423	467,975	479,663
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(13,543)	14,665	(16,856)	32,284
Total comprehensive income (loss) attributable to common stockholders	$158,603	$181,758	$484,831	$447,379

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2020
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at January 1, 2020	$411,005	$20,190,107	$(78,955)	$7,353,966	$(12,223,534)	$(112,157)	$12	$966,183	$16,506,627
Cumulative change in accounting principle (Note 2)				(5,212)					(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	411,005	20,190,107	(78,955)	7,348,754	(12,223,534)	(112,157)	12	966,183	16,501,415
Comprehensive income:
Net income (loss)				310,284				18,988	329,272
Other comprehensive income (loss)						15,944		(21,955)	(6,011)
Total comprehensive income									323,261
Net change in noncontrolling interests		37,625						(29,662)	7,963
Amounts related to stock incentive plans, net of forfeitures	246	6,608	(8,020)						(1,166)
Net proceeds from issuance of common stock	6,975	583,890							590,865
Dividends paid:
Common stock dividends					(356,001)				(356,001)
Balances at March 31, 2020	$418,226	$20,818,230	$(86,975)	$7,659,038	$(12,579,535)	$(96,213)	$12	$933,554	$17,066,337
Comprehensive income:
Net income (loss)				179,246				18,659	197,905
Other comprehensive income (loss)						(20,643)		6,298	(14,345)
Total comprehensive income									183,560
Net change in noncontrolling interests		7,299						(70,124)	(62,825)
Amounts related to stock incentive plans, net of forfeitures	28	7,412	832				(8)		8,264
Net proceeds from issuance of common stock	89	3,604							3,693
Repurchase of common stock			(7,656)						(7,656)
Dividends paid:
Common stock dividends					(254,846)				(254,846)
Balances at June 30, 2020	$418,343	$20,836,545	$(93,799)	$7,838,284	$(12,834,381)	$(116,856)	$4	$888,387	$16,936,527

	Six Months Ended June 30, 2019
	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at January 1, 2019	$718,498	$384,465	$18,424,368	$(68,499)	$6,121,534	$(10,818,557)	$(129,769)	$294	$954,265	$15,586,599
Comprehensive income:
Net income (loss)					280,470				10,785	291,255
Other comprehensive income (loss)							(14,849)		5,787	(9,062)
Total comprehensive income										282,193
Net change in noncontrolling interests			(8,845)						(1,497)	(10,342)
Amounts related to stock incentive plans, net of forfeitures		120	7,420	(5,993)				(26)		1,521
Net proceeds from issuance of common stock		7,212	525,408							532,620
Conversion of preferred stock	(718,498)	12,712	705,786							—
Dividends paid:
Common stock dividends						(344,760)				(344,760)
Balances at March 31, 2019	$—	$404,509	$19,654,137	$(74,492)	$6,402,004	$(11,163,317)	$(144,618)	$268	$969,340	$16,047,831
Comprehensive income:
Net income (loss)					137,762				11,349	149,111
Other comprehensive income (loss)							43,996		2,387	46,383
Total comprehensive income										195,494
Net change in noncontrolling interests			(23,672)						(7,959)	(31,631)
Amounts related to stock incentive plans, net of forfeitures		18	7,959	450				(80)		8,347
Net proceeds from issuance of common stock		1,487	101,721							103,208
Dividends paid:
Common stock dividends						(353,677)				(353,677)
Balances at June 30, 2019	$—	$406,014	$19,740,145	$(74,042)	$6,539,766	$(11,516,994)	$(100,622)	$188	$975,117	$15,969,572

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income	$488,596	$442,342
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	540,172	491,984
Other amortization expenses	6,947	9,761
Provision for loan losses	8,494	18,690
Impairment of assets	102,978	9,939
Stock-based compensation expense	14,373	15,192
Loss (gain) on derivatives and financial instruments, net	9,085	(574)
Loss (gain) on extinguishment of debt, net	249	15,719
Loss (income) from unconsolidated entities	2,360	18,248
Rental income less than (in excess of) cash received	(25,959)	(53,234)
Amortization related to above (below) market leases, net	(1,008)	(2)
Loss (gain) on real estate dispositions, net	(418,687)	(165,727)
Distributions by unconsolidated entities	6,795	46
Increase (decrease) in accrued expenses and other liabilities	22,348	55,415
Decrease (increase) in receivables and other assets	54,873	(3,317)
Net cash provided from (used in) operating activities	811,616	854,482

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(390,802)	(2,718,808)
Cash disbursed for capital improvements to existing properties	(122,103)	(124,176)
Cash disbursed for construction in progress	(93,031)	(155,409)
Capitalized interest	(9,287)	(6,256)
Investment in loans receivable	(19,538)	(65,422)
Principal collected on loans receivable	12,796	8,660
Other investments, net of payments	(3,695)	(16,973)
Contributions to unconsolidated entities	(225,739)	(119,001)
Distributions by unconsolidated entities	8,811	70,844
Proceeds from (payments on) derivatives	(13,319)	(21,643)
Proceeds from sales of real property	1,998,087	616,820
Net cash provided from (used in) investing activities	1,142,180	(2,531,364)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	(1,587,597)	722,188
Proceeds from issuance of senior unsecured notes	1,588,549	2,036,964
Payments to extinguish senior unsecured notes	—	(1,050,000)
Net proceeds from the issuance of secured debt	44,921	295,969
Payments on secured debt	(345,340)	(178,700)
Net proceeds from the issuance of common stock	595,313	647,156
Repurchase of common stock	(7,656)	—
Payments for deferred financing costs and prepayment penalties	(4,725)	(24,177)
Contributions by noncontrolling interests(1)	13,764	39,122
Distributions to noncontrolling interests(1)	(180,875)	(64,004)
Cash distributions to stockholders	(610,847)	(695,099)
Other financing activities	(9,816)	(8,615)
Net cash provided from (used in) financing activities	(504,309)	1,720,804
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(9,010)	(333)
Increase (decrease) in cash, cash equivalents and restricted cash	1,440,477	43,589
Cash, cash equivalents and restricted cash at beginning of period	385,766	316,129
Cash, cash equivalents and restricted cash at end of period	$1,826,243	$359,718

Supplemental cash flow information:
Interest paid	$227,632	$252,714
Income taxes paid (received), net	(1,142)	2,040

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
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily an indication of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Impact of COVID-19 Pandemic
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future, including but not limited to, the following:
•Our Seniors Housing Operating revenues are dependent on occupancy. Declines in occupancy are expected due to heightened move-in criteria and screening, as well as increased mortality rates among seniors. Occupancy within our total Seniors Housing Operating portfolio has declined as follows:

	February	March	April	May	June	July
Spot occupancy (1)	85.8%	85.0%	82.8%	81.0%	80.1%	79.4%
Sequential occupancy change		(0.8)%	(2.2)%	(1.8)%	(0.9)%	(0.7)%

(1) Spot occupancy represents approximate month end occupancy for properties in operation as of February 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since the start of the COVID-19 pandemic.

Increased Seniors Housing Operating expenses are expected to continue until the pandemic subsides. We experienced incremental operational costs of $43,058,000 and $50,352,000 for the three and six months ended June 30, 2020, respectively, included in property operating expenses. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies, net of reimbursements. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.
•Our Triple-net operators are experiencing similar occupancy declines and expense increases, however, long-term/post-acute facilities are generally experiencing a higher degree of occupancy declines. These factors may impact our Triple-net operator's ability to pay rent and contractual obligations. Many of our Triple-net operators received funds under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) and operators of long-term/post-acute facilities have also received funds under the CARES Act Provider Relief Fund. Accordingly, collection of Triple-net rent due during the COVID-19 pandemic to date (from March to July) has been consistent with historical collection rates and no significant rent concessions or deferrals have been made. Various local and state stay at home orders and the temporary closure of certain medical practices as a result may continue to impact our Outpatient Medical tenants' ability to pay rent. We have either collected or approved short term deferrals for over 99% of Outpatient Medical rent due in the second quarter, consisting of 87% cash collections and 12% of short term deferrals. In most cases, the

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
deferred rent respresents two months of rent with expected repayment by the end of the year. Approximately 98% of Outpatient Medical rent due in July was either collected or aproved for short term deferral, with cash collections accelerating to approximately 95%. Short term deferrals of July rent decreased to 3%, which primarily relates to tenants in local jurisdictions for which relief was mandated. Furthermore, collections of deferred rent due in June and July under executed deferrals were 96%. To the extent that deferred rent is not repaid as expected, or the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
•Assessing properties for potential impairment involves subjectivity in determining if impairment indicators are present and in estimating the future undiscounted cash flows or estimated fair value of the asset. Key assumptions are made in these assessments including the estimation of future rental revenues, occupancy, operating expenses, capitalization rates and the ability and intent to hold the respective asset. All of these assumptions are significantly affected by our expectations of future market or economic conditions and can be highly impacted by the uncertainty of the COVID-19 pandemic. We will continue to evaluate the assumptions used in these analyses, changes to which may result in impairments in future periods.
•The determination of the allowance for credit losses is based on our evaluation of collectability of our loans receivable and includes review of factors such as delinquency status, historical loan charge-offs, financial strength of the borrower and guarantors and the value of the underlying collateral. Reduced economic activity severely impacts our borrowers' businesses, financial conditions and liquidity and may hinder their ability to make contractual payments to us, leading to an increase in loans deemed to have deteriorated credit which could result in an increase in the provision for loan losses.
New Accounting Standards
•On January 1, 2020, we adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This standard requires a new forward-looking “expected loss” model to be used for receivables, held-to-maturity debt, loans, and other instruments. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the new leases standard from the scope of the new credit losses standard. ASU 2016-13 primarily impacts our measurement for credit losses related to our real estate and non-real estate loans receivable. In conjunction with our adoption of ASU 2016-13, we recorded a $5,212,000 increase to our allowance for credit losses on loans receivable (both real estate and non-real estate) with a corresponding adjustment to cumulative net income related to the change in accounting principle. See Note 7 for further details.
•At the FASB's April 8, 2020 Board meeting, the staff acknowledged that the economics of lease concessions that result from a global pandemic may not be aligned with the underlying premise of the modification framework in ASC 842, under which the concession would be recognized over the remainder of the lease term. In a Q&A document, the FASB provided entities with COVID-19 related lease concessions an option to either (1) apply the modification framework for these concessions in accordance with ASC 842 as applicable or (2) account for concessions as if they were made under the enforceable rights included in the original agreement as long as total cash flows resulting from the modified contract are substantially the same or less than cash flows in the original contract. Due to the continuing adverse economic conditions caused by the COVID-19 pandemic, a subset of outpatient medical tenants have requested rent relief, most often in the form of a short-term rent deferral. Not all tenant requests result in modification of agreements, nor do we intend to forgo our contractual rights under our lease agreements. We evaluate each tenant's rent relief request on an individual basis. Generally we expect the majority of rent deferral agreements to result in two months of full or partial rent relief to repaid by the end of the year. We have elected to apply the accounting relief provided by the FASB to such short-term rent deferrals, and will account for such deferrals as if no change had been made to the original lease contract.
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
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2020				June 30, 2019
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$15,758	$—	$40,847	$56,605	$103,743	$8,099	$132,154	$243,996
Buildings and improvements	132,480	765	171,457	304,702	1,109,966	96,244	1,198,608	2,404,818
Acquired lease intangibles	10,810	—	23,823	34,633	58,773	—	85,492	144,265
Construction in progress	—	—	—	—	36,174	—	—	36,174
Right of use assets, net	—	—	—	—	—	—	56,073	56,073
Receivables and other assets	257	—	139	396	4,560	—	376	4,936
Total assets acquired (1)	159,305	765	236,266	396,336	1,313,216	104,343	1,472,703	2,890,262
Secured debt	—	—	—	—	(43,209)	—	—	(43,209)
Lease liabilities	—	—	—	—	—	—	(45,287)	(45,287)
Accrued expenses and other liabilities	(671)	—	(2,036)	(2,707)	(8,677)	—	(22,506)	(31,183)
Total liabilities acquired	(671)	—	(2,036)	(2,707)	(51,886)	—	(67,793)	(119,679)
Noncontrolling interests (2)	(2,827)	—	—	(2,827)	(38,830)	(1,056)	—	(39,886)
Non-cash acquisition related activity(3)	—	—	—	—	(11,889)	—	—	(11,889)
Cash disbursed for acquisitions	155,807	765	234,230	390,802	1,210,611	103,287	1,404,910	2,718,808
Construction in progress additions	53,705	26,262	26,677	106,644	110,902	24,131	26,587	161,620
Less: Capitalized interest	(5,470)	(1,826)	(1,991)	(9,287)	(3,560)	(908)	(1,788)	(6,256)
Accruals (4)	(1,343)	—	(2,983)	(4,326)	—	—	45	45
Cash disbursed for construction in progress	46,892	24,436	21,703	93,031	107,342	23,223	24,844	155,409
Capital improvements to existing properties	87,002	4,700	30,401	122,103	97,867	7,423	18,886	124,176
Total cash invested in real property, net of cash acquired	$289,701	$29,901	$286,334	$605,936	$1,415,820	$133,933	$1,448,640	$2,998,393
(1) Excludes $580,000 and $1,910,000 of unrestricted and restricted cash acquired during the six months ended June 30, 2020 and 2019, respectively.
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
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Development projects:
Seniors Housing Operating	$93,188	$28,117
Triple-net	33,627	—
Outpatient Medical	43,493	—
Total development projects	170,308	28,117
Expansion projects	35,637	—
Total construction in progress conversions	$205,945	$28,117
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020	December 31, 2019
Assets:
In place lease intangibles	$1,460,748	$1,513,836
Above market tenant leases	58,780	59,540
Lease commissions	46,450	43,675
Gross historical cost	1,565,978	1,617,051
Accumulated amortization	(1,178,515)	(1,181,158)
Net book value	$387,463	$435,893

Weighted-average amortization period in years	10.8	10.3

Liabilities:
Below market tenant leases	$83,037	$99,035
Accumulated amortization	(40,886)	(49,390)
Net book value	$42,151	$49,645

Weighted-average amortization period in years	8.4	8.6
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental income related to (above)/below market tenant leases, net	$402	$73	$925	$(82)
Amortization related to in place lease intangibles and lease commissions	(33,316)	(28,518)	(69,293)	(53,423)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2020	$54,296	$4,354
2021	66,013	8,162
2022	44,822	7,476
2023	36,282	5,238
2024	28,438	3,101
Thereafter	157,612	13,820
Total	$387,463	$42,151

5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At June 30, 2020, seven Seniors Housing Operating, three Triple-net, and 13 Outpatient Medical properties with an aggregate real estate balance of $382,580,000 were classified as held for sale. In addition to the real property balances held for sale, secured debt of $12,849,000 and net other assets and (liabilities) of $35,085,000 are included in the Consolidated Balance Sheet related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties is approximately $501,008,000.
During the three months ended June 30, 2020, the expected sale of a Seniors Housing Operating portfolio, which had previously met the held for sale criteria, was not completed. As a result, 11 properties with a carrying value of $386,744,000 were reclassified to held for use.
During the three months ended March 31, 2020, we recorded impairment charges of $27,827,000 related to certain held for use properties for which the carrying value exceeded the fair values. During the three months ended June 30, 2020, we entered into and subsequently closed a definitive purchase and sale agreement to sell six Seniors Housing Operating properties. In conjunction with this transaction, an impairment charge of $56,371,000 was recognized. During the three months ended June 30, 2020, we agreed to terms including pricing for the sale of a portfolio of six Seniors Housing Operating properties previously classified as held for sale resulting in an impairment charge of $18,780,000. The following is a summary of our real property disposition activity for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2020	2019
Real estate dispositions:
Seniors Housing Operating	$706,964	$8,726
Triple-net	33,445	442,865
Outpatient Medical	808,992	—
Total dispositions	1,549,401	451,591
Gain (loss) on real estate dispositions, net	418,687	165,727
Net other assets/liabilities disposed	29,999	(498)
Proceeds from real estate dispositions	$1,998,087	$616,820
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Total revenues	$36,481	$177,276	$107,933	$355,819
Expenses:
Interest expense	1,622	4,210	4,591	8,420
Property operating expenses	23,850	101,416	63,300	207,340
Provision for depreciation	7,637	29,488	18,254	58,692
Total expenses	33,109	135,114	86,145	274,452
Income (loss) from real estate dispositions, net	$3,372	$42,162	$21,788	$81,367
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the period presented (in thousands):

		Six Months Ended
	Classification	June 30, 2020	June 30, 2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$12,516	$14,679
Non-real estate investment lease expense	General and administrative expenses	2,549	770
Finance lease cost:
Amortization of leased assets	Property operating expenses	4,043	4,245
Interest on lease liabilities	Interest expense	2,695	2,169
Sublease income	Rental income	(2,087)	(2,087)
Total		$19,716	$19,776
(1) Includes short-term leases which are immaterial.

Supplemental balance sheet information related to leases is as follows (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Classification	June 30, 2020	December 31, 2019
Right of use assets:
Operating leases - real estate	Right of use assets, net	$344,011	$374,217
Finance leases - real estate	Right of use assets, net	158,593	162,216
Real estate right of use assets, net		502,604	536,433
Operating leases - non-real estate investments	Receivables and other assets	11,063	12,474
Total right of use assets, net		$513,667	$548,907

Lease liabilities:
Operating leases		$339,589	$364,803
Financing leases		107,835	108,890
Total		$447,424	$473,693
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the three months ended March 31, 2020, we wrote off straight-line receivables of $32,268,000 in conjunction with the execution of a lease amendment. Additionally, during the three months ended June 30, 2020, we recorded a reserve of $1,842,000 on straight-line receivable balances deemed uncollectible.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the six months ended June 30, 2020, we recognized $786,265,000 of rental income related to operating leases, of which $104,605,000 was for variable lease payments which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the six months ended June 30, 2019, we recognized $766,670,000 of rental income related to operating leases, of which $94,017,000 was for variable lease payments.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $10,171,000 and $6,897,000 as of June 30, 2020 and December 31, 2019, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	June 30, 2020	December 31, 2019
Mortgage loans	$102,275	$188,062
Other real estate loans	126,448	124,696
Allowance for credit losses on real estate loans receivable	(3,852)	(42,376)
Real estate loans receivable, net of credit allowance	224,871	270,382
Non-real estate loans	451,968	362,850
Allowance for credit losses on non-real estate loans receivable	(78,133)	(25,996)
Non-real estate loans receivable, net of credit allowance	373,835	336,854
Total loans receivable, net of credit allowance	$598,706	$607,236
During the six months ended June 30, 2020, the real estate collateral associated with one loan was released, therefore, the principal balance of $86,411,000 and related allowance for credit losses of $42,376,000 was reclassified to a non-real estate loan.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Advances on loans receivable:
Investments in new loans	$2,477	$30,000
Draws on existing loans	17,061	35,422
Net cash advances on loans receivable	19,538	65,422

Receipts on loans receivable:
Loan payoffs	—	4,384
Principal payments on loans	12,796	4,276
Net cash receipts on loans receivable	12,796	8,660
Net cash advances (receipts) on loans receivable	$6,742	$56,762
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	June 30, 2020
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$186,584	$(76,695)	$109,889	5
Collective loan pool	2007 - 2015	128,447	(1,866)	126,581	15
Collective loan pool (1)	2016	184,620	(1,572)	183,048	6
Collective loan pool	2017	119,662	(999)	118,663	7
Collective loan pool	2018	15,399	(224)	15,175	1
Collective loan pool	2019	45,979	(629)	45,350	7
Total loans		$680,691	$(81,985)	$598,706	41

(1) Carrying value is exclusive of deferred gains of $62,819,000 recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets.
In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain Triple-net real estate loans receivable that were no longer deemed collectible. During the quarter ended June 30, 2019, these loans were written off. During the six months ended June 30, 2020, we recognized a provision for credit losses of $6,898,000 to fully reserve for one Triple-net non-real estate loan receivable and $1,303,000 to fully reserve for one Triple-net real estate loan receivable that were no longer deemed collectible. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2020	June 30, 2019
Balance at beginning of period	$68,372	$68,372
Adoption of ASU 2016-13	5,212	—
Provision for loan losses	8,494	18,690
Loan write-offs	—	(18,690)
Foreign currency translation	(93)	—
Balance at end of period	$81,985	$68,372
The following is a summary of our deteriorated loans (in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019
Balance of deteriorated loans at end of period (1)	$186,584	$188,068
Allowance for credit losses	(76,695)	(68,372)
Balance of deteriorated loans not reserved	$109,889	$119,696
Interest recognized on deteriorated loans (2)	$7,912	$7,964
(1) Current year amounts include $10,716,000 and $2,534,000 of loans on non-accrual as of June 30, 2020 and December 31, 2019, respectively. Prior year amounts include $2,534,000 and$2,567,000 as of June 30, 2019 and December 31, 2018, respectively.
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

	Percentage Ownership (1)	June 30, 2020	December 31, 2019
Seniors Housing Operating	10% to 50%	$568,381	$463,741
Triple-net	10% to 25%	7,172	7,740
Outpatient Medical	15% to 50%	211,368	111,942
Total		$786,921	$583,423
(1) Excludes ownership of in substance real estate.
At June 30, 2020, the aggregate unamortized basis difference of our joint venture investments of $112,486,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans totaling $250,215,000 related to eight properties as of June 30, 2020 for the development and construction of certain properties which are classified as in substance real estate investments. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810 Consolidation. VIEs are required to be consolidated by their primary beneficiary ("PB") which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the PB of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $212,306,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2020, excluding our share of NOI in unconsolidated entities (dollars in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Sunrise Senior Living (3)	165	$134,872	12%
ProMedica	215	106,530	10%
Genesis Healthcare	52	58,831	5%
Revera (3)	94	57,268	5%
Avery Healthcare	59	37,298	3%
Remaining portfolio	941	709,733	65%
Totals	1,526	$1,104,532	100%
(1) Sunrise Senior Living and Revera are in our Seniors Housing Operating segment. Genesis Healthcare and ProMedica are in our Triple-net segment. Avery Healthcare is in both the Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 37% of total NOI for the year ended December 31, 2019.
(3) Revera owns a controlling interest in Sunrise Senior Living.

10. Borrowings Under Credit Facilities and Commercial Paper Program
At June 30, 2020, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility (none outstanding at June 30, 2020), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2020). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate. The applicable margin is based on our debt ratings and was 0.825% at June 30, 2020. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at June 30, 2020. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at June 30, 2020).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance outstanding at quarter end	$—	$1,870,000	$—	$1,870,000
Maximum amount outstanding at any month end	$685,000	$2,880,000	$2,100,000	$2,880,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$405,165	$1,807,631	$999,490	$1,301,883
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.57%	3.08%	2.08%	3.11%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At June 30, 2020, the annual principal payments due on these debt obligations were as follows (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Senior Unsecured Notes (1,2)	Secured Debt (1,3)	Totals
2020	$—	$257,139	$257,139
2021	—	427,969	427,969
2022 (4)	1,010,000	444,119	1,454,119
2023 (5,6)	1,783,621	327,388	2,111,009
2024	1,350,000	176,366	1,526,366
Thereafter (7,8,9)	7,769,090	995,008	8,764,098
Totals	$11,912,711	$2,627,989	$14,540,700
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 0.88% to 6.50%.
(3) Annual interest rates range from 0.12% to 12.00%. Carrying value of the properties securing the debt totaled $5,774,000 at June 30, 2020.
(4) Includes a $1,000,000,000 unsecured term credit facility. The loan matures on April 1, 2022 and bears interest at LIBOR plus 1.20% (1.38% at June 30, 2020).
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $183,621,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2020). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (1.42% at June 30, 2020).
(6) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (1.09% at June 30, 2020).(7) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $220,345,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2020).
(8) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $680,295,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2020).
(9) Includes a $500,000,000 4.50% senior unsecured notes due 2034 (approximately $618,450,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2020).

The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2020		June 30, 2019
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$10,427,562	4.03%	$9,699,984	4.48%
Debt issued	1,600,000	1.89%	2,050,000	3.58%
Debt extinguished	—	—%	(1,050,000)	4.98%
Foreign currency	(114,851)	4.30%	11,572	3.52%
Ending balance	$11,912,711	3.65%	$10,711,556	4.24%
In April, we closed on our previously announced $1.0 billion two-year unsecured term loan due April 2022. The term loan bears interest at a rate of 1-month LIBOR + 1.20%, based on our credit rating. On June 30, 2020, we completed the issuance of $600 million senior unsecured notes bearing interest at 2.75% with a maturity date of January 2031. On July 1, 2020 net proceeds were used to extinguish $160,872,000 of our 3.75% senior unsecured notes due March 2023 and $265,376,000 of our 3.95% senior unsecured notes due September 2023. We recognized a loss on extinguishment of $31,940,000 in July in conjunction with the transaction. Additionally, on July 2, 2020 we repaid $140,000,000 on our unsecured term loan.
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2020		June 30, 2019
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,993,342	3.63%	$2,485,711	3.90%
Debt issued	44,921	2.58%	295,969	3.52%
Debt assumed	—	—%	42,000	4.62%
Debt extinguished	(314,631)	2.94%	(151,473)	4.42%
Principal payments	(30,709)	3.55%	(27,227)	3.74%
Foreign currency	(64,934)	3.13%	45,002	3.37%
Ending balance	$2,627,989	3.09%	$2,689,982	3.84%

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2020, we were in compliance with all of the covenants under our debt agreements.
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
During the six months ended June 30, 2020 and 2019, we settled certain net investment hedges generating cash proceeds of $3,485,000 and $6,716,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2020	December 31, 2019
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$650,000	$725,000
Denominated in Pounds Sterling	£1,340,708	£1,340,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pounds Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$1,188,250	$1,188,250

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$112,726	$405,819
Forward sales contracts denominated in Canadian Dollars	$80,000	$—
Forward purchase contracts denominated in Pounds Sterling	£—	£(125,000)
Forward sales contracts denominated in Pounds Sterling	£—	£125,000
(1) At June 30, 2020 the maximum maturity date was July 15, 2021.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location	2020	2019	2020	2019
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$4,106	$7,134	$10,751	$12,467
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(1,953)	$(1,128)	$(2,048)	$(2,666)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(27,171)	$100,407	$231,941	$12,725

13. Commitments and Contingencies
At June 30, 2020, we had 8 outstanding letter of credit obligations totaling $37,014,000 and expiring between 2020 and 2024. At June 30, 2020, we had outstanding construction in progress of $411,700,000 and were committed to providing additional funds of approximately $332,074,000 to complete construction. Additionally, at June 30, 2020, we had outstanding investments classified as in substance real estate of $250,215,000 and were committed to provide additional funds of $212,306,000 (see Note 8 for additional information). Purchase obligations at June 30, 2020 also include $19,442,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2020	December 31, 2019
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	418,869,381	411,550,857
Outstanding shares	417,302,448	410,256,615
 Preferred Stock The following is a summary of our preferred stock activity during the periods indicated:

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2020		June 30, 2019
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	—	—%	14,369,965	6.50%
Shares converted	—	—%	(14,369,965)	6.50%
Ending balance	—	—%	—	—%
During the six months ended June 30, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock.
Common Stock In February 2019, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $1,500,000,000 aggregate amount of our common stock ("Equity Shelf Program"). The Equity Shelf Program also allows us to enter into forward sale agreements. During the six months ended June 30, 2020, we physically settled all of our outstanding forward sales agreements for cash proceeds of $576,196,000. As of June 30, 2020, we had $499,341,000 of remaining capacity under the Equity Shelf Program.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. During the six months ended June 30, 2020, we repurchased 201,947 shares at an average price of $37.89 per share.

The following is a summary of our common stock issuances during the six months ended June 30, 2020 and 2019 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2019 Dividend reinvestment plan issuances	4,304,712	$75.20	$323,724	$320,243
2019 Option exercises	10,736	51.32	551	551
2019 Equity shelf program issuances	4,384,045	74.97	328,665	326,362
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	167,565		—	—
2019 Totals	21,579,510		$652,940	$647,156

2020 Dividend reinvestment plan issuances	264,153	$72.33	$19,105	$19,105
2020 Option exercises	251	47.81	12	12
2020 Equity shelf program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	183,398		—	—
2020 Totals	7,247,780		$607,189	$595,313
Dividends The decrease in dividends is attributable to the declaration of a reduced cash dividend beginning with the quarter ending March 31, 2020. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2020		June 30, 2019
	Per Share	Amount	Per Share	Amount
Common stock	$1.48	$610,847	$1.74	$698,437

Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	June 30, 2020	December 31, 2019
Foreign currency translation	$(956,454)	$(719,814)
Derivative and financial instruments designated as hedges	839,598	607,657
Total accumulated other comprehensive income (loss)	$(116,856)	$(112,157)

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $7,290,000 and $14,373,000 for the three and six months ended June 30, 2020, respectfully, and $7,662,000 and $15,192,000 for the same periods in 2019.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$179,246	$137,762	$489,530	$418,232

Adjustment for net income (loss) attributable to OP units	(1,366)	35	(2,754)	88
Numerator for diluted earnings per share	$177,880	$137,797	$486,776	$418,320

Denominator for basic earnings per share - weighted average shares	417,084	404,607	413,696	398,073
Effect of dilutive securities:
Employee stock options	—	—	—	1
Non-vested restricted shares	619	955	661	911
Redeemable OP units	1,396	1,096	1,396	1,096
Employee stock purchase program	22	15	22	15
Dilutive potential common shares	2,037	2,066	2,079	2,023
Denominator for diluted earnings per share - adjusted weighted average shares	419,121	406,673	415,775	400,096

Basic earnings per share	$0.43	$0.34	$1.18	$1.05
Diluted earnings per share	$0.42	$0.34	$1.17	$1.05
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
Redeemable OP Unitholder Interests — Our redeemable OP unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs unless the fair value is below the initial amount in which case the redeemable OP unitholder interests are recorded at the initial amount adjusted for distributions to the unitholders and income or loss attributable to the unitholders. The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$100,782	$107,407	$145,686	$150,217
Other real estate loans receivable	124,089	124,291	124,696	128,512
Equity securities	6,600	6,600	15,685	15,685
Cash and cash equivalents	1,678,770	1,678,770	284,917	284,917
Restricted cash	147,473	147,473	100,849	100,849
Non-real estate loans receivable	373,835	419,325	336,854	379,239
Foreign currency forward contracts, interest rate swaps and cross currency swaps	165,968	165,968	18,554	18,554

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$—	$—	$1,587,597	$1,587,597
Senior unsecured notes	11,815,972	12,890,274	10,336,513	11,400,571
Secured debt	2,619,678	2,668,133	2,990,962	3,041,893
Foreign currency forward contracts, interest rate swaps and cross currency swaps	64,077	64,077	53,601	53,601

Redeemable OP unitholder interests	$97,179	$92,373	$121,440	$121,440
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

	Fair Value Measurements as of June 30, 2020
	Total	Level 1	Level 2	Level 3
Equity securities	$6,600	$6,600	$—	$—
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	101,891	—	101,891	—
Totals	$108,491	$6,600	$101,891	$—
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended June 30, 2020:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$769,560	$—	$—	$—	$769,560
Rental income	—	217,492	178,813	—	396,305
Interest income	88	15,520	461	—	16,069
Other income	4,002	607	1,557	375	6,541
Total revenues	773,650	233,619	180,831	375	1,188,475

Property operating expenses	595,513	13,563	51,688	—	660,764
Consolidated net operating income	178,137	220,056	129,143	375	527,711

Depreciation and amortization	139,163	58,138	68,070	—	265,371
Interest expense	14,029	2,746	4,326	105,256	126,357
General and administrative expenses	—	—	—	34,062	34,062
Loss (gain) on derivatives and financial instruments, net	—	1,434	—	—	1,434
Loss (gain) on extinguishment of debt, net	(492)	—	741	—	249
Provision for loan losses	—	1,451	(29)	—	1,422
Impairment of assets	75,151	—	—	—	75,151
Other expenses	5,251	3,500	6,456	4,204	19,411
Income (loss) from continuing operations before income taxes and other items	(54,965)	152,787	49,579	(143,147)	4,254
Income tax (expense) benefit	—	—	—	(2,233)	(2,233)
Income (loss) from unconsolidated entities	(6,787)	6,403	1,716	—	1,332
Gain (loss) on real estate dispositions, net	14,465	2,148	139,250	—	155,863
Income (loss) from continuing operations	(47,287)	161,338	190,545	(145,380)	159,216
Net income (loss)	$(47,287)	$161,338	$190,545	$(145,380)	$159,216

Total assets	$14,915,588	$9,189,707	$7,434,364	$1,622,993	$33,162,652

Three Months Ended June 30, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$914,085	$—	$—	$—	$914,085
Rental income	—	222,362	163,224	—	385,586
Interest income	—	17,118	238	—	17,356
Other income	1,444	1,278	(97)	454	3,079
Total revenues	915,529	240,758	163,365	454	1,320,106

Property operating expenses	637,317	12,823	50,987	—	701,127
Consolidated net operating income	278,212	227,935	112,378	454	618,979

Depreciation and amortization	136,551	56,056	55,445	—	248,052
Interest expense	17,572	3,225	3,386	117,153	141,336
General and administrative expenses	—	—	—	33,741	33,741
Loss (gain) on derivatives and financial instruments, net	—	1,913	—	—	1,913
Impairment of assets	—	(940)	10,879	—	9,939
Other expenses	11,857	5,560	(4)	4,215	21,628
Income (loss) from continuing operations before income taxes and other items	112,232	162,121	42,672	(154,655)	162,370
Income tax (expense) benefit	—	—	—	(1,599)	(1,599)
Income (loss) from unconsolidated entities	(17,453)	6,578	1,826	—	(9,049)
Gain (loss) on real estate dispositions, net	(550)	(1,130)	(2)	—	(1,682)
Income (loss) from continuing operations	94,229	167,569	44,496	(156,254)	150,040
Net income (loss)	$94,229	$167,569	$44,496	$(156,254)	$150,040

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2020	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,619,532	$—	$—	$—	$1,619,532
Rental income	—	408,877	377,388	—	786,265
Interest income	192	30,191	927	—	31,310
Other income	5,054	2,280	1,845	791	9,970
Total revenues	1,624,778	441,348	380,160	791	2,447,077

Property operating expenses	1,203,384	26,865	112,296	—	1,342,545
Consolidated net operating income	421,394	414,483	267,864	791	1,104,532

Depreciation and amortization	285,937	115,832	138,403	—	540,172
Interest expense	30,463	5,598	9,134	223,169	268,364
General and administrative expenses	—	—	—	69,543	69,543
Loss (gain) on derivatives and financial instruments, net	—	9,085	—	—	9,085
Loss (gain) on extinguishment of debt, net	(492)	—	741	—	249
Provision for loan losses	—	8,523	(29)	—	8,494
Impairment of assets	78,646	24,332	—	—	102,978
Other expenses	8,240	4,013	7,463	5,987	25,703
Income (loss) from continuing operations before income taxes and other items	18,600	247,100	112,152	(297,908)	79,944
Income tax (expense) benefit	—	—	—	(7,675)	(7,675)
Income (loss) from unconsolidated entities	(17,811)	12,199	3,252	—	(2,360)
Gain (loss) on real estate dispositions, net	14,316	51,785	352,586	—	418,687
Income (loss) from continuing operations	15,105	311,084	467,990	(305,583)	488,596
Net income (loss)	$15,105	$311,084	$467,990	$(305,583)	$488,596

Six Months Ended June 30, 2019	Seniors Housing Operating		Triple-net		Outpatient Medical		Non-segment / Corporate	Total
Resident fees and services	$1,782,370		$—		$—		$—	$1,782,370
Rental income	—		454,394		312,276		—	766,670
Interest income	—		32,064		411		—	32,475
Other income	5,545		2,541		139		2,611	10,836
Total revenues	1,787,915		488,999		312,826		2,611	2,592,351

Property operating expenses	1,245,003		27,778		99,153		—	1,371,934
Consolidated net operating income	542,912		461,221		213,673		2,611	1,220,417

Depreciation and amortization	268,126		117,404		106,454		—	491,984
Interest expense	35,823		6,665		6,734		237,346	286,568
General and administrative expenses	—		—		—		69,023	69,023
Loss (gain) on derivatives and financial instruments, net	—		(574)		—		—	(574)
Loss (gain) on extinguishment of debt, net	—		—		—		15,719	15,719
Provision for loan losses	—	18.69	18,690	—	—	18.69	—	18,690
Impairment of assets	—		(940)		10,879		—	9,939
Other expenses	14,803		8,589		750		6,242	30,384
Income (loss) from continuing operations before income taxes and other items	224,160		311,387		88,856		(325,719)	298,684
Income tax (expense) benefit	—		—		—		(3,821)	(3,821)
Income (loss) from unconsolidated entities	(34,033)		12,236		3,549		—	(18,248)
Gain (loss) on real estate dispositions, net	(710)		166,444		(7)		—	165,727
Income (loss) from continuing operations	189,417		490,067		92,398		(329,540)	442,342
Net income (loss)	$189,417		$490,067		$92,398		$(329,540)	$442,342

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Revenues:	Amount(1)	%	Amount	%	Amount(1)	%	Amount	%
United States	$973,772	81.9%	$1,092,376	82.8%	$2,001,553	81.8%	$2,136,042	82.4%
United Kingdom	109,437	9.2%	112,647	8.5%	227,319	9.3%	225,065	8.7%
Canada	105,266	8.9%	115,083	8.7%	218,205	8.9%	231,244	8.9%
Total	$1,188,475	100.0%	$1,320,106	100.0%	$2,447,077	100.0%	$2,592,351	100.0%

	As of
	June 30, 2020		December 31, 2019
Assets:	Amount	%	Amount	%
United States	$27,655,745	83.4%	$27,513,911	82.4%
United Kingdom	3,175,033	9.6%	3,405,388	10.2%
Canada	2,331,874	7.0%	2,461,452	7.4%
Total	$33,162,652	100.0%	$33,380,751	100.0%
(1) The United States, United Kingdom and Canada represent 77%, 10% and 13%, respectively, of our resident fees and services revenue stream for the three and six months ended June 30, 2020.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the six months ended June 30, 2020 and 2019, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

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

	June 30, 2020	December 31, 2019
Assets:
Net real estate investments	$457,107	$960,093
Cash and cash equivalents	30,438	27,522
Receivables and other assets	12,596	14,586
Total assets (1)	$500,141	$1,002,201

Liabilities and equity:
Secured debt	$166,567	$460,117
Lease liabilities	1,326	1,326
Accrued expenses and other liabilities	14,810	22,215
Total equity	317,438	518,543
Total liabilities and equity	$500,141	$1,002,201
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
The following table summarizes our consolidated portfolio for the three months ended June 30, 2020 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$178,137	33.8%	526
Triple-net	220,056	41.7%	653
Outpatient Medical	129,143	24.5%	347
Totals	$527,336	100.0%	1,526

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
Our Seniors Housing Operating revenues are dependent on occupancy. While admission bans were lifted across our portfolio during the second quarter and in July, move-out activity continued to outpace move-ins, resulting in occupancy losses throughout the period. Further occupancy losses are expected in the third quarter as move-out activity continues to exceed move-ins, but to a lesser degree than experienced in the second quarter.
We have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies. We expect total Seniors Housing Operating expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.
Our Triple-net operators are experiencing similar occupancy declines and operating costs as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) and operators of long-term/post-acute care facilities have also received funds under the CARES Act Provider Relief Fund. Accordingly, collection of Triple-net rent due during the COVID-19 pandemic to date (from March to July) has been consistent with historical collection rates and no significant rent concessions or deferrals have been made.
Our Outpatient Medical tenants are experiencing temporary medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures, stay at home orders or decisions by patients to delay treatments which may continue to adversely affect their ability to make contractual rent payments. These factors have and may continue to cause operators or tenants to seek modifications of such obligations, resulting in reductions in revenue and increases in uncollectible receivables. We will evaluate each request on a case-by-case basis and determine if a form of rent relief is warranted following an examination of the tenant’s financial health, rent coverage, current operating situation and other factors.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have either collected or approved short term deferrals for over 99% of Outpatient Medical rent due in the second quarter, consisting of 87% cash collections and 12% of short term deferrals. In most cases, the deferred rent respresents two months of rent with expected repayment by the end of the year. Approximately 98% of Outpatient Medical rent due in July was either collected or aproved for short term deferral, with cash collections accelerating to approximately 95%. Short term deferrals of July rent decreased to 3%, which primarily relates to tenants in local jurisdictions for which relief was mandated. Furthermore, collections of deferred rent due in June and July under executed deferrals were 96%. To the extent that deferred rent is not repaid as expected, or the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio as of June 30, 2020. To date we have only experienced minor construction and licensing delays with respect to our development portfolio, but may experience more significant delays in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.
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
For the six months ended June 30, 2020, resident fees and services and rental income represented 66% and 32%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At June 30, 2020, we had $1,678,770,000 of cash and cash equivalents, $147,473,000 of restricted cash and $3,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transaction that occurred during the six months ended June 30, 2020 and subsequent events:
•During the six months ended June 30, 2020, we extinguished $314,631,000 of secured debt at a blended average interest rate of 2.94%.
•During the six months ended June 30, 2020, we sold 2,128,000 shares of common stock under our ATM and DRIP programs, via both cash settle and forward sale agreements, generating gross proceeds of approximately $175,484,000. The sale of these shares and settlement of previously outstanding forward sales resulted in gross proceeds of approximately $607,177,000 which were used to reduce borrowings under our unsecured revolving credit facility.
•In April, we closed on our previously announced $1.0 billion two-year unsecured term loan. The term loan bears interest at a rate of 1-month LIBOR + 1.20%, based on our credit rating.
•On June 30, 2020, we completed the issuance of $600 million senior unsecured notes bearing interest at 2.75% with a maturity date of January 2031. Net proceeds were used to fund tender offers for $426,000,000 of our 3.75% senior unsecured notes due 2023 and our 3.95% senior unsecured notes due 2023 which settled on July 1, 2020. The remaining proceeds were used to reduce borrowings under our term loan by $140 million.
Investments The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2020 (dollars in thousands):

	Properties	Investment Amount (1)	Capitalization Rates (2)	Book Amount (3)
Seniors Housing Operating	6	$168,725	4.9%	$159,048
Triple-net (4)	—	—	—%	765
Outpatient Medical	16	235,387	6.1%	236,127
Totals	22	$404,112	5.6%	$395,940

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

(4) Represents the acquisition of a condo unit at a previously acquired property.
Dispositions The following summarizes property dispositions completed during the six months ended June 30, 2020 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Proceeds (1)	Capitalization Rates (2)	Book Amount (3)
Seniors Housing Operating	13	$498,510	5.6%	$706,964
Triple-net	5	70,439	5.0%	33,445
Outpatient Medical	55	1,088,250	5.6%	808,992
Totals	73	$1,657,199	5.5%	$1,549,401

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
Dividends Our Board of Directors declared a cash dividend for the quarter ended June 30, 2020 of $0.61 per share. On August 27, 2020, we will pay our 197th consecutive quarterly cash dividend to stockholders of record on August 18, 2020.

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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2019	2019	2019	2019
Net income (loss)	$159,216	$329,380	$240,136	$647,932	$150,040	$292,302
NICS	179,246	310,284	224,324	589,876	137,762	280,470
FFO	335,597	356,124	476,298	352,378	390,021	358,383
NOI	527,711	576,821	600,302	610,545	618,979	601,438
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2019	2019	2019	2019

Net debt to book capitalization ratio	43%	44%	46%	45%	48%	43%
Net debt to undepreciated book capitalization ratio	35%	37%	39%	38%	41%	36%
Net debt to market capitalization ratio	36%	40%	30%	26%	30%	28%

Interest coverage ratio	4.29x	5.42x	4.64x	7.61x	3.74x	4.80x
Fixed charge coverage ratio	3.84x	4.88x	4.20x	6.96x	3.42x	4.38x

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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2019	2019	2019	2019
Property mix:(1)
Seniors Housing Operating	34%	42%	40%	42%	45%	44%
Triple-net	42%	34%	38%	38%	37%	39%
Outpatient Medical	24%	24%	22%	20%	18%	17%

Relationship mix: (1)
Sunrise Senior Living (2)	10%	14%	14%	14%	14%	15%
ProMedica	10%	9%	9%	9%	9%	9%
Genesis Healthcare	6%	5%	5%	5%	5%	5%
Revera (2)	5%	6%	6%	6%	6%	6%
Avery Healthcare	3%	3%	3%	3%	3%	3%
Remaining relationships	66%	63%	63%	63%	63%	62%

Geographic mix:(1)
California	14%	15%	13%	14%	13%	13%
Texas	10%	7%	9%	8%	8%	8%
United Kingdom	8%	9%	9%	8%	8%	9%
New Jersey	7%	8%	8%	7%	7%	7%
Pennsylvania	6%	6%	6%	6%	6%	6%
Remaining geographic areas	55%	55%	55%	57%	58%	57%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2020 (dollars in thousands):

	Expiration Year (1)
	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Thereafter
Triple-net:
Properties	3	7	6	2	4	48	76	18	15	15	440
Base rent (2)	$52	$12,511	$6,407	$840	$11,262	$54,270	$104,023	$35,406	$22,446	$30,479	$495,098
% of base rent	—%	1.6%	0.8%	0.1%	1.5%	7.0%	13.5%	4.6%	2.9%	3.9%	64.1%
Units/beds	220	1,316	757	1,337	692	3,033	6,078	2,350	1,633	1,429	45,632
% of Units/beds	0.3%	2.0%	1.2%	2.1%	1.1%	4.7%	9.4%	3.6%	2.5%	2.2%	70.9%

Outpatient Medical:
Square feet	1,454,125	1,562,375	1,975,098	2,018,860	2,059,566	1,180,994	1,147,542	1,069,560	907,508	807,202	5,700,539
Base rent (2)	$39,595	$45,979	$55,886	$54,605	$61,819	$32,382	$32,063	$27,593	$24,511	$22,241	$133,024
% of base rent	7.5%	8.7%	10.6%	10.3%	11.7%	6.1%	6.1%	5.2%	4.6%	4.2%	25.0%
Leases	318	377	399	411	341	235	155	144	114	88	199
% of Leases	11.4%	13.6%	14.3%	14.8%	12.3%	8.5%	5.6%	5.2%	4.1%	3.2%	7.0%

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

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	$	%
Cash, cash equivalents and restricted cash at beginning of period	$385,766	$316,129	$69,637	22%
Cash provided from (used in) operating activities	811,616	854,482	(42,866)	-5%
Cash provided from (used in) investing activities	1,142,180	(2,531,364)	3,673,544	145%
Cash provided from (used in) financing activities	(504,309)	1,720,804	(2,225,113)	-129%
Effect of foreign currency translation	(9,010)	(333)	(8,677)	-2,606%
Cash, cash equivalents and restricted cash at end of period	$1,826,243	$359,718	$1,466,525	408%
Operating Activities The changes in net cash provided from operating activities are primarily attributable to declines in revenue and increases in property operating expenses, as well as the impact of short-term rent deferrals granted as a result of the COVID-19 pandemic in 2020. Please see “Results of Operations” for discussion of net income fluctuations. For the six months ended June 30, 2020 and 2019, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	$
New development	$93,031	$155,409	$(62,378)
Recurring capital expenditures, tenant improvements and lease commissions	40,939	49,925	(8,986)
Renovations, redevelopments and other capital improvements	81,164	74,251	6,913
Total	$215,134	$279,585	$(64,451)

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
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above in "Key Transactions". Please refer to Notes 10, 11 and 14 of our unaudited consolidated financial statements for additional information.
On April 1, 2020, in response to uncertain financial market conditions arising from the COVID-19 pandemic, we undertook steps to strengthen our balance sheet and to enhance our liquidity by entering into a $1.0 billion two-year unsecured term loan. Additionally, on June 30, 2020, we completed the issuance of $600 million senior unsecured notes with a maturity date of January 2031. Net proceeds were used to fund tender offers for $426 million of our 3.75% senior unsecured notes due 2023 and our 3.95% senior unsecured notes due 2023, which settled on July 1, 2020. The remaining proceeds were used to reduce borrowings under the term loan by $140 million. After consideration of these transactions, we have total near-term available liquidity of approximately $4.2 billion at July 2, 2020. However, we are unable to accurately predict the full impact that the pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous factors discussed in Part II Item 1A. Risk Factors.
Off-Balance Sheet Arrangements
At June 30, 2020, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 50%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At June 30, 2020, we had 8 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Unsecured credit facility and commercial paper (1,2)	$—	$—	$—	$—	$—
Senior unsecured notes and term credit facilities: (2)
U.S. Dollar senior unsecured notes	8,700,000	—	—	2,450,000	6,250,000
Canadian Dollar senior unsecured notes (3)	220,345	—	—	—	220,345
Pounds Sterling senior unsecured notes (3)	1,298,745	—	—	—	1,298,745
U.S. Dollar term credit facility	1,510,000	—	1,010,000	500,000	—
Canadian Dollar term credit facility (3)	183,621	—	—	183,621	—
Secured debt: (2,3)
Consolidated	2,627,989	257,139	872,088	503,754	995,008
Unconsolidated	929,033	33,470	83,834	111,479	700,250
Contractual interest obligations: (4)
Unsecured credit facility and commercial paper	—	—	—	—	—
Senior unsecured notes and term loans (3)	4,092,526	242,199	859,915	752,916	2,237,496
Consolidated secured debt (3)	354,990	39,429	127,559	74,731	113,271
Unconsolidated secured debt (3)	204,105	15,786	59,337	54,025	74,957
Financing lease liabilities (5)	199,117	4,602	17,076	70,802	106,637
Operating lease liabilities (5)	1,067,950	11,097	43,018	40,915	972,920
Purchase obligations (6)	563,822	289,239	210,622	50,413	13,548
Total contractual obligations	$21,952,243	$892,961	$3,283,449	$4,792,656	$12,983,177

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2020, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of July 31, 2020, 2,541,750 shares of common stock remained available for issuance under the DRIP registration statement. On February 25, 2019, we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. As of July 31, 2020, we had $499,341,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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

	Three Months Ended				Change			Six Months Ended				Change
	June 30,		June 30,					June 30,		June 30,
	2020		2019		Amount		%	2020		2019		Amount		%
Net income	$159,216		$150,040		$9,176		6%	$488,596		$442,342		$46,254		10%
NICS	179,246		137,762		41,484		30%	489,530		418,232		71,298		17%
FFO	335,597		390,021		(54,424)		-14%	691,721		748,404		(56,683)		-8%
EBITDA	553,177		541,027		12,150		2%	1,304,807		1,224,715		80,092		7%
NOI	527,711		618,979		(91,268)		-15%	1,104,532		1,220,417		(115,885)		-9%
SSNOI	414,280		464,556		(50,276)		-11%	832,325		886,723		(54,398)		-6%
Per share data (fully diluted):
NICS	$0.42		$0.34		$0.08		24%	$1.17		$1.05		$0.13		12%
FFO	$0.80		$0.96		$(0.16)		-17%	$1.66		$1.87		$(0.21)		-11%

Interest coverage ratio	4.29	x	3.74	x	0.55	x	15%	4.88	x	4.27	x	0.61	x	14%
Fixed charge coverage ratio	3.84	x	3.42	x	0.42	x	12%	4.37	x	3.90	x	0.47	x	12%
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's Share for the Seniors Housing Operating segment (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2020	June 30, 2019	$	%	June 30, 2020	June 30, 2019	$	%
SSNOI (1)	$163,922	$217,562	$(53,640)	-24.7%	$336,658	$401,141	$(64,483)	-16.1%
(1) For the three and six months ended June 30, 2020 and 2019, amounts relate to 497 and 416 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2020	2019	$	%	2020	2019	$	%
Revenues:
Resident fees and services	$769,560	$914,085	$(144,525)	-16%	$1,619,532	$1,782,370	$(162,838)	-9%
Interest income	88	—	88	n/a	192	—	192	n/a
Other income	4,002	1,444	2,558	177%	5,054	5,545	(491)	-9%
Total revenues	773,650	915,529	(141,879)	-15%	1,624,778	1,787,915	(163,137)	-9%
Property operating expenses	595,513	637,317	(41,804)	-7%	1,203,384	1,245,003	(41,619)	-3%
NOI (1)	178,137	278,212	(100,075)	-36%	421,394	542,912	(121,518)	-22%
Other expenses:
Depreciation and amortization	139,163	136,551	2,612	2%	285,937	268,126	17,811	7%
Interest expense	14,029	17,572	(3,543)	-20%	30,463	35,823	(5,360)	-15%
Loss (gain) on extinguishment of debt, net	(492)	—	(492)	n/a	(492)	—	(492)	n/a
Impairment of assets	75,151	—	75,151	n/a	78,646	—	78,646	n/a
Other expenses	5,251	11,857	(6,606)	-56%	8,240	14,803	(6,563)	-44%
	233,102	165,980	67,122	40%	402,794	318,752	84,042	26%
Income (loss) from continuing operations before income taxes and other items	(54,965)	112,232	(167,197)	-149%	18,600	224,160	(205,560)	-92%
Income (loss) from unconsolidated entities	(6,787)	(17,453)	10,666	61%	(17,811)	(34,033)	16,222	48%
Gain (loss) on real estate dispositions, net	14,465	(550)	15,015	n/a	14,316	(710)	15,026	n/a
Income from continuing operations	(47,287)	94,229	(141,516)	-150%	15,105	189,417	(174,312)	-92%
Net income (loss)	(47,287)	94,229	(141,516)	-150%	15,105	189,417	(174,312)	-92%
Less: Net income (loss) attributable to noncontrolling interests	(26,156)	2,236	(28,392)	n/a	(28,088)	3,977	(32,065)	n/a
Net income (loss) attributable to common stockholders	$(21,131)	$91,993	$(113,124)	-123%	$43,193	$185,440	$(142,247)	-77%

(1) See Non-GAAP Financial Measures below.
Decreases in resident fees and services and property operating expenses are primarily a result of dispositions and decreases in occupancy across the portfolio due to the COVID-19 pandemic. Occupancy within our Seniors Housing Operating portfolio has declined as follows:

	February	March	April	May	June	July
Spot occupancy (1)	85.8%	85.0%	82.8%	81.0%	80.1%	79.4%
Sequential occupancy change		(0.8)%	(2.2)%	(1.8)%	(0.9)%	(0.7)%
(1) Spot occupancy represents approximate month end occupancy for properties in operation as of February 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since the start of the COVID-19 pandemic.
In addition, we have experienced increased operational costs of $43,058,000 and $50,352,000 during the three and six months ended June 30, 2020 included in property operating expenses as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies, net of reimbursements.
The fluctuations in depreciation and amortization are due to acquisitions and dispositions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the three months ended March 31, 2020, we recorded impairment charges on one held for use property as the carrying value exceeded the estimated fair value. During the three months ended June 30, 2020, we entered into and subsequently closed a definitive purchase and sale agreement to sell six properties. In conjunction with this transaction, an impairment charge of $56,371,000 was recognized. During the three months ended June 30, 2020, we agreed to terms including pricing for the sale of a portfolio of six properties previously classified as held for sale resulting in an impairment charge of $18,780,000. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. The decrease in other expenses is primarily due to the decrease of noncapitalizable transaction costs associated with acquisitions and operator transitions.
During the six months ended June 30, 2020, we completed three Seniors Housing Operating construction projects representing $93,188,000 or $300,606 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of June 30, 2020 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Potomac, MD	120	$56,720	$38,794	4Q20
Beckenham, UK	100	58,258	31,054	3Q21
Barnet, UK	100	63,700	30,839	4Q21
Hendon, UK	102	69,019	36,298	1Q22
	422	$247,697	136,985
Toronto, ON	Project in planning stage		42,866
Brookline, MA	Project in planning stage		21,011
Washington, DC	Project in planning stage		20,803
			$221,665
Interest expense represents secured debt interest expense which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,044,926	3.56%	$1,995,343	3.79%	$2,115,037	3.54%	$1,810,587	3.87%
Debt issued	—	—%	48,806	2.94%	44,921	2.58%	295,969	3.52%
Debt assumed	—	—%	—	—%	—	—%	42,000	4.62%
Debt extinguished	(290,198)	2.81%	(36,903)	2.74%	(306,238)	2.90%	(151,473)	4.42%
Principal payments	(11,603)	3.17%	(11,225)	3.49%	(23,776)	3.18%	(22,430)	3.44%
Foreign currency	36,500	3.01%	22,159	3.31%	(50,319)	3.19%	43,527	3.33%
Ending balance	$1,779,625	2.91%	$2,018,180	3.80%	$1,779,625	2.91%	$2,018,180	3.80%

Monthly averages	$2,009,523	3.17%	$1,996,642	3.80%	$2,044,995	3.33%	$1,950,546	3.82%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Losses from unconsolidated entities are largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures, as well as the disposal of an investment in an unconsolidated entity during the quarter ended June 30, 2019. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The decrease during the three months ended June 30, 2020 relates primarily to our partners' share of impairment charges recognized, offset by our partners' share of gains on dispositions.
Triple-net
The following is a summary of our SSNOI at Welltower's Share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2020	June 30, 2019	$	%	June 30, 2020	June 30, 2019	$	%
SSNOI (1)	$170,783	$169,784	$999	0.6%	$340,770	$334,928	$5,842	1.7%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(1) For the three and six months ended June 30, 2020 and 2019, amounts relate to 641 and 635 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2020	2019	$	%	2020	2019	$	%
Revenues:
Rental income	$217,492	$222,362	$(4,870)	-2%	$408,877	$454,394	$(45,517)	-10%
Interest income	15,520	17,118	(1,598)	-9%	30,191	32,064	(1,873)	-6%
Other income	607	1,278	(671)	-53%	2,280	2,541	(261)	-10%
Total revenues	233,619	240,758	(7,139)	-3%	441,348	488,999	(47,651)	-10%
Property operating expenses	13,563	12,823	740	6%	26,865	27,778	(913)	-3%
NOI (1)	220,056	227,935	(7,879)	-3%	414,483	461,221	(46,738)	-10%
Other expenses:
Depreciation and amortization	58,138	56,056	2,082	4%	115,832	117,404	(1,572)	-1%
Interest expense	2,746	3,225	(479)	-15%	5,598	6,665	(1,067)	-16%
Loss (gain) on derivatives and financial instruments, net	1,434	1,913	(479)	-25%	9,085	(574)	9,659	n/a
Provision for loan losses	1,451	—	1,451	n/a	8,523	18,690	(10,167)	-54%
Impairment of assets	—	(940)	940	100	24,332	(940)	25,272	n/a
Other expenses	3,500	5,560	(2,060)	-37%	4,013	8,589	(4,576)	-53%
	67,269	65,814	1,455	2%	167,383	149,834	17,549	12%
Income (loss) from continuing operations before income taxes and other items	152,787	162,121	(9,334)	-6%	247,100	311,387	(64,287)	-21%
Income (loss) from unconsolidated entities	6,403	6,578	(175)	-3%	12,199	12,236	(37)	—%
Gain (loss) on real estate dispositions, net	2,148	(1,130)	3,278	290%	51,785	166,444	(114,659)	-69%
Income from continuing operations	161,338	167,569	(6,231)	-4%	311,084	490,067	(178,983)	-37%
Net income	161,338	167,569	(6,231)	-4%	311,084	490,067	(178,983)	-37%
Less: Net income (loss) attributable to noncontrolling interests	9,103	9,230	(127)	-1%	27,678	18,326	9,352	51%
Net income attributable to common stockholders	$152,235	$158,339	$(6,104)	-4%	$283,406	$471,741	$(188,335)	-40%

(1) See Non-GAAP Financial Measures below.
The decrease in rental income is primarily attributable to the write off of straight-line rent receivables of $32,268,000 recognized during the quarter ended March 31, 2020 in conjunction with a lease amendment, the establishment of a reserve for straight-line rent receivable deemed uncollectible of $1,842,000 during the quarter ended June 30, 2020, as well as property dispositions during 2019 and 2020. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended June 30, 2020, we had 9 leases with rental rate increases ranging from 0.16% to 0.36% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute facilities are generally experiencing a higher degree of occupancy declines which may impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act and operators of long-term/post-acute facilities have also received funds under the CARES Act Provider Relief Fund. Accordingly, collection of rent due during the COVID-19 pandemic to date (from March to July) have been consistent with historical collection rates and no significant rent concessions or deferrals have been made to date.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain real estate loans receivable that were no longer deemed collectible. During the three months ended March 31, 2020, we recognized a provision for loan losses of $6,898,000 to fully reserve for one non-real estate loan receivable that was no longer deemed collectible. During the three months ended June 30, 2020, we recognized a provision for loan losses of $1,303,00 to fully reserve for one real estate loan receivable that was no longer deemed collectible. During the three months ended March 31, 2020, we recorded impairment charges on certain held for use properties as the carrying values exceeded the estimated fair values. Changes in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
During the six months ended June 30, 2020, we completed one Triple-net construction project representing $33,627,000 or $207,574 per unit. The following is a summary of Triple-net construction projects, excluding expansions, pending as of June 30, 2020 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Westerville, OH	102	$27,200	$25,092	3Q20
Thousand Oaks, CA	82	24,763	15,281	4Q20
Droitwich, UK	70	15,665	13,360	4Q20
Redhill, UK	76	19,667	9,428	2Q21
Wombourne, UK	66	14,843	3,341	2Q22
Leicester, UK	60	13,853	3,692	2Q22
	456	$115,991	$70,194
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

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$289,739	3.55%	$292,258	3.62%	$306,038	3.60%	$288,386	3.63%
Principal payments	(1,042)	5.16%	(952)	5.25%	(2,102)	5.16%	(1,909)	5.25%
Foreign currency	624	4.12%	(3,354)	3.21%	(14,615)	2.90%	1,475	4.77%
Ending balance	$289,321	3.27%	$287,952	3.63%	$289,321	3.27%	$287,952	3.63%
		0.0355003165979432
Monthly averages	$286,599	3.36%	$289,328	3.62%	$293,300	3.47%	$291,073	3.62%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The increase during the three months ended March 31, 2020, relates primarily to our partner's share of gains on disposal of properties.
Outpatient Medical
The following is a summary of our SSNOI at Welltower Share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2020	June 30, 2019	$	%	June 30, 2020	June 30, 2019	$	%
SSNOI (1)	$79,575	$77,210	$2,365	3.1%	$154,897	$150,654	$4,243	2.8%
(1) For the three and six months ended June 30, 2020 and 2019, amounts relate to 246 and 237 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2020	2019	$	%	2020	2019	$	%
Revenues:
Rental income	$178,813	$163,224	$15,589	10%	$377,388	$312,276	$65,112	21%
Interest income	461	238	223	94%	927	411	516	126%
Other income	1,557	(97)	1,654	n/a	1,845	139	1,706	n/a
Total revenues	180,831	163,365	17,466	11%	380,160	312,826	67,334	22%
Property operating expenses	51,688	50,987	701	1%	112,296	99,153	13,143	13%
NOI (1)	129,143	112,378	16,765	15%	267,864	213,673	54,191	25%
Other expenses:
Depreciation and amortization	68,070	55,445	12,625	23%	138,403	106,454	31,949	30%
Interest expense	4,326	3,386	940	28%	9,134	6,734	2,400	36%
Loss (gain) on extinguishment of debt, net	741	—	741	n/a	741	—	741	n/a
Provision for loan losses	(29)	—	(29)	n/a	(29)	—	(29)	n/a
Impairment of assets	—	10,879	(10,879)	-100%	—	10,879	(10,879)	-100%
Other expenses	6,456	(4)	6,460	n/a	7,463	750	6,713	n/a
	79,564	69,706	9,858	14%	155,712	124,817	30,895	25%
Income (loss) from continuing operations before income taxes and other items	49,579	42,672	6,907	16%	112,152	88,856	23,296	26%
Income (loss) from unconsolidated entities	1,716	1,826	(110)	-6%	3,252	3,549	(297)	-8%
Gain (loss) on real estate dispositions, net	139,250	(2)	139,252	n/a	352,586	(7)	352,593	n/a
Income from continuing operations	190,545	44,496	146,049	328%	467,990	92,398	375,592	406%
Net income (loss)	190,545	44,496	146,049	328%	467,990	92,398	375,592	406%
Less: Net income (loss) attributable to noncontrolling interests	(2,977)	812	(3,789)	-467%	(524)	1,807	(2,331)	-129%
Net income (loss) attributable to common stockholders	$193,522	$43,684	$149,838	343%	$468,514	$90,591	$377,923	417%

(1) See Non-GAAP Financial Measures.
The increases in rental income are primarily attributable to acquisitions of new properties and the conversion of newly constructed outpatient medical properties, particularly the $1.25 billion CNL Healthcare Properties portfolio acquisition that closed in May 2019, partially offset by dispositions. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended June 30, 2020, our consolidated outpatient medical portfolio signed 121,150 square feet of new leases and 353,185 square feet of renewals. The weighted-average term of these leases was six years, with a rate of $36.45 per square foot and tenant improvement and lease commission costs of $17.48 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.5% to 5.0%. In addition, our Outpatient Medical tenants are experiencing temporary medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures or decisions by patients to delay treatments which may adversely effect their ability to make contractual rent payments. We have either collected or approved short term deferrals for over 99% of rent due in the second quarter, consisting of 87% cash collections and 12% of short term deferrals. In most cases, the deferred rent respresents two months of rent with expected repayment by the end of the year. Approximately 98% of rent due in July was either collected or aproved for short term deferral, with cash collections accelerating to approximately 95%. Short term deferrals of July rent decreased to 3%, which primarily relates to tenants in local jurisdictions for which relief was mandated. Furthermore, collections of deferred rent due in June and July under executed deferrals were 96%.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of outpatient medical facilities, offset by dispositions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the six months ended June 30, 2019, we recognized impairment charges related to certain held for sale properties as the carrying values exceeded the estimated fair values less costs to sell. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices. The increase in other expense during the three months ended June 30, 2020 is primarily due to noncapitalizable transaction costs from acquisitions no longer expected to be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the six months ended June 30, 2020, we completed three Outpatient Medical construction projects representing $43,493,000 or $306 per square foot. The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of June 30, 2020 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$105,306	$93,646	4Q20
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
		Wtd. Ave		Wtd. Ave		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$569,974	3.94%	$385,357	4.25%	$572,267	3.97%	$386,738	4.20%
Debt extinguished	(8,393)	4.40%	—	—%	(8,393)	4.40%	—	—%
Principal payments	(2,538)	4.61%	(1,507)	5.02%	(4,831)	4.63%	(2,888)	5.06%
Ending balance	$559,043	3.59%	$383,850	4.22%	$559,043	3.59%	$383,850	4.22%

Monthly averages	$566,608	3.75%	$384,603	4.24%	$568,751	3.85%	$386,088	4.24%
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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2020	2019	$	%	2020	2019	$	%
Revenues:
Other income	$375	$454	$(79)	-17%	$791	$2,611	$(1,820)	-70%
Total revenue	375	454	(79)	-17%	791	2,611	(1,820)	-70%
Expenses:
Interest expense	105,256	117,153	(11,897)	-10%	223,169	237,346	(14,177)	-6%
General and administrative expenses	34,062	33,741	321	1%	69,543	69,023	520	1%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	—	15,719	(15,719)	-100%
Other expenses	4,204	4,215	(11)	—%	5,987	6,242	(255)	-4%
	143,522	155,109	(11,587)	-7%	298,699	328,330	(29,631)	-9%
Loss from continuing operations before income taxes and other items	(143,147)	(154,655)	11,508	7%	(297,908)	(325,719)	27,811	9%
Income tax (expense) benefit	(2,233)	(1,599)	(634)	-40%	(7,675)	(3,821)	(3,854)	-101%
Loss from continuing operations	(145,380)	(156,254)	10,874	7%	(305,583)	(329,540)	23,957	7%
Net loss attributable to common stockholders	$(145,380)	$(156,254)	$10,874	7%	$(305,583)	$(329,540)	$23,957	7%
The following is a summary of our Non-Segment/Corporate interest expense or the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2020	2019	$	%	2020	2019	$	%
Senior unsecured notes	$98,141	$98,475	$(334)	—%	$201,675	$207,231	$(5,556)	-3%
Unsecured credit facility and commercial paper program	2,816	15,160	(12,344)	-81%	12,984	22,678	(9,694)	-43%
Loan expense	4,299	3,518	781	22%	8,510	7,437	1,073	14%
Totals	$105,256	$117,153	$(11,897)	-10%	$223,169	$237,346	$(14,177)	-6%

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
General and administrative expenses as a percentage of consolidated revenues for the three months ended June 30, 2020 and 2019 were 2.87% and 2.56%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or six full quarters after acquisition or being placed into service for the QTD Pool and the YTD Pool, respectively. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or six full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or six full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or six full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and UK properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2020	2020	2019	2019	2019	2019
Net income (loss)	$159,216	$329,380	$240,136	$647,932	$150,040	$292,302
Loss (gain) on real estate dispositions, net	(155,863)	(262,824)	(12,064)	(570,250)	1,682	(167,409)
Loss (income) from unconsolidated entities	(1,332)	3,692	(57,420)	(3,262)	9,049	9,199
Income tax expense (benefit)	2,233	5,442	(4,832)	3,968	1,599	2,222
Other expenses	19,411	6,292	16,042	6,186	21,628	8,756
Impairment of assets	75,151	27,827	98	18,096	9,939	—
Provision for loan losses	1,422	7,072	—	—	—	18,690
Loss (gain) on extinguishment of debt, net	249	—	2,612	65,824	—	15,719
Loss (gain) on derivatives and financial instruments, net	1,434	7,651	(5,069)	1,244	1,913	(2,487)
General and administrative expenses	34,062	35,481	26,507	31,019	33,741	35,282
Depreciation and amortization	265,371	274,801	262,644	272,445	248,052	243,932
Interest expense	126,357	142,007	131,648	137,343	141,336	145,232
Consolidated net operating income (NOI)	$527,711	$576,821	$600,302	$610,545	$618,979	$601,438

NOI by segment:
Seniors Housing Operating	$178,137	$243,257	$242,453	$254,155	$278,212	$264,700
Triple-net	220,056	194,427	226,837	230,685	227,935	233,286
Outpatient Medical	129,143	138,721	130,498	124,864	112,378	101,295
Non-segment/corporate	375	416	514	841	454	2,157
Total NOI	$527,711	$576,821	$600,302	$610,545	$618,979	$601,438

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30, 2020	June 30, 2019
NOI Reconciliations:
Net income (loss)	$488,596	$442,342
Loss (gain) on real estate dispositions, net	(418,687)	(165,727)
Loss (income) from unconsolidated entities	2,360	18,248
Income tax expense (benefit)	7,675	3,821
Other expenses	25,703	30,384
Impairment of assets	102,978	9,939
Provision for loan losses	8,494	18,690
Loss (gain) on extinguishment of debt, net	249	15,719
Loss (gain) on derivatives and financial instruments, net	9,085	(574)
General and administrative expenses	69,543	69,023
Depreciation and amortization	540,172	491,984
Interest expense	268,364	286,568
Consolidated net operating income (NOI)	$1,104,532	$1,220,417

NOI by segment:
Seniors Housing Operating	$421,394	$542,912
Triple-net	414,483	461,221
Outpatient Medical	267,864	213,673
Non-segment/corporate	791	2,611
Total NOI	$1,104,532	$1,220,417

	QTD Pool		YTD Pool
	Three Months Ended		Six Months Ended
SSNOI Reconciliations:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Seniors Housing Operating:
Consolidated NOI	$178,137	$278,212	$421,394	$542,912
NOI attributable to unconsolidated investments	14,954	16,439	28,231	32,462
NOI attributable to noncontrolling interests	(13,547)	(22,167)	(30,624)	(41,869)
NOI attributable to non-same store properties	(15,796)	(53,994)	(79,900)	(131,368)
Non-cash NOI attributable to same store properties	(959)	(82)	(1,834)	457
Currency and ownership adjustments (1)	1,133	(846)	(609)	(1,453)
SSNOI at Welltower Share	163,922	217,562	336,658	401,141

Triple-net:
Consolidated NOI	220,056	227,935	414,483	461,221
NOI attributable to unconsolidated investments	5,133	5,078	10,266	10,266
NOI attributable to noncontrolling interests	(14,613)	(14,435)	(29,396)	(29,136)
NOI attributable to non-same store properties	(28,722)	(32,954)	(56,524)	(76,160)
Non-cash NOI attributable to same store properties	(12,132)	(16,074)	789	(31,347)
Currency and ownership adjustments (1)	1,061	234	1,152	84
SSNOI at Welltower Share	170,783	169,784	340,770	334,928

Outpatient Medical:
Consolidated NOI	129,143	112,378	267,864	213,673
NOI attributable to unconsolidated investments	1,063	310	3,524	617
NOI attributable to noncontrolling interests	(2,366)	(6,139)	(8,366)	(13,128)
NOI attributable to non-same store properties	(47,581)	(21,077)	(97,787)	(32,485)
Non-cash NOI attributable to same store properties	(1,057)	(1,903)	(2,791)	(3,892)
Currency and ownership adjustments (1)	373	(6,359)	(7,547)	(14,131)
SSNOI at Welltower Share	79,575	77,210	154,897	150,654

SSNOI at Welltower Share:
Seniors Housing Operating	163,922	217,562	336,658	401,141
Triple-net	170,783	169,784	340,770	334,928
Outpatient Medical	79,575	77,210	154,897	150,654
Total	$414,280	$464,556	$832,325	$886,723

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.32 and to translate UK properties at a GBP/USD rate of 1.30.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	526	653	347	1,526	526	653	347	1,526
Unconsolidated properties	86	39	36	161	86	39	36	161
Total properties	612	692	383	1,687	612	692	383	1,687
Recent acquisitions/development conversions(1)	(34)	(8)	(113)	(155)	(71)	(11)	(122)	(204)
Under development	(23)	(6)	(1)	(30)	(23)	(6)	(1)	(30)
Under redevelopment(2)	(10)	(1)	(2)	(13)	(11)	(1)	(2)	(14)
Current held for sale	(7)	(3)	(13)	(23)	(7)	(3)	(13)	(23)
Land parcels, loans and subleases	(10)	(17)	(8)	(35)	(10)	(17)	(8)	(35)
Transitions(3)	(31)	(16)	—	(47)	(73)	(19)	—	(92)
Other	—	—	—	—	(1)	—	—	(1)
Same store properties	497	641	246	1,384	416	635	237	1,288

(1) Acquisitions and development conversions will enter the QTD Pool and YTD Pool five full quarters and six full quarters after acquisition or certificate of occupancy, respectively.
(2) Redevelopment properties will enter the QTD Pool and YTD Pool after five full quarters and six full quarters of operations post redevelopment completion, respectively.
(3) Transitioned properties will enter the QTD Pool and YTD Pool after five full quarters and six full quarter of operations with the new operator in place or under the new structure, respectively.
The table below reflects the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/loss on real estate dispositions and impairment of assets. Amounts are in thousands except for per share data.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2020	2020	2019	2019	2019	2019
Net income attributable to common stockholders	$179,246	$310,284	$224,324	$589,876	$137,762	$280,470
Depreciation and amortization	265,371	274,801	262,644	272,445	248,052	243,932
Impairment of assets	75,151	27,827	98	18,096	9,939	—
Loss (gain) on real estate dispositions, net	(155,863)	(262,824)	(12,064)	(570,250)	1,682	(167,409)
Noncontrolling interests	(42,539)	(9,409)	(14,895)	31,347	(18,889)	(17,760)
Unconsolidated entities	14,231	15,445	16,191	10,864	11,475	19,150
FFO	$335,597	$356,124	$476,298	$352,378	$390,021	$358,383

Average diluted shares outstanding	419,121	412,420	407,904	406,891	406,673	393,452

Per diluted share data:
Net income attributable to common stockholders(1)	$0.42	$0.75	$0.55	$1.45	$0.34	$0.71
FFO	$0.80	$0.86	$1.17	$0.87	$0.96	$0.91

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2020	2019
Net income attributable to common stockholders	$489,530	$418,232
Depreciation and amortization	540,172	491,984
Impairment of assets	102,978	9,939
Loss (gain) on real estate dispositions, net	(418,687)	(165,727)
Noncontrolling interests	(51,948)	(36,649)
Unconsolidated entities	29,676	30,625
FFO	$691,721	$748,404

Average diluted common shares outstanding:	415,775	400,096

Per diluted share data:
Net income attributable to common stockholders(1)	$1.17	$1.05
FFO	$1.66	$1.87

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2020		2020		2019		2019		2019		2019
Net income (loss)	$159,216		$329,380		$240,136		$647,932		$150,040		$292,302
Interest expense	126,357		142,007		131,648		137,343		141,336		145,232
Income tax expense (benefit)	2,233		5,442		(4,832)		3,968		1,599		2,222
Depreciation and amortization	265,371		274,801		262,644		272,445		248,052		243,932
EBITDA	$553,177		$751,630		$629,596		$1,061,688		$541,027		$683,688

Interest Coverage Ratio:
Interest expense	$126,357		$142,007		$131,648		$137,343		$141,336		$145,232
Non-cash interest expense	(1,914)		(8,125)		(734)		(1,988)		(752)		(5,171)
Capitalized interest	4,541		4,746		4,868		4,148		3,929		2,327
Total interest	128,984		138,628		135,782		139,503		144,513		142,388
EBITDA	$553,177		$751,630		$629,596		$1,061,688		$541,027		$683,688
Interest coverage ratio	4.29	x	5.42	x	4.64	x	7.61	x	3.74	x	4.80	x

Fixed Charge Coverage Ratio:
Total interest	$128,984		$138,628		$135,782		$139,503		$144,513		$142,388
Secured debt principal payments	15,183		15,526		13,977		13,121		13,684		13,543
Total fixed charges	144,167		154,154		149,759		152,624		158,197		155,931
EBITDA	$553,177		$751,630		$629,596		$1,061,688		$541,027		$683,688
Fixed charge coverage ratio	3.84	x	4.88	x	4.20	x	6.96	x	3.42	x	4.38	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,		June 30,
EBITDA Reconciliations:	2020		2019
Net income (loss)	$488,596		$442,342
Interest expense	268,364		286,568
Income tax expense (benefit)	7,675		3,821
Depreciation and amortization	540,172		491,984
EBITDA	$1,304,807		$1,224,715

Interest Coverage Ratio:
Interest expense	$268,364		$286,568
Non-cash interest expense	(10,039)		(5,923)
Capitalized interest	9,287		6,256
Total interest	267,612		286,901
EBITDA	$1,304,807		$1,224,715
Interest coverage ratio	4.88	x	4.27	x

Fixed Charge Coverage Ratio:
Total interest	$267,612		$286,901
Secured debt principal payments	30,709		27,227
Total fixed charges	298,321		314,128
EBITDA	$1,304,807		$1,224,715
Fixed charge coverage ratio	4.37	x	3.90	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2020		2020		2019		2019		2019		2019
Net income	$1,376,664		$1,367,488		$1,330,410		$1,214,970		$651,264		$668,497
Interest expense	537,355		552,334		555,559		568,280		568,969		549,049
Income tax expense (benefit)	6,811		6,177		2,957		9,293		7,066		9,308
Depreciation and amortization	1,075,261		1,057,942		1,027,073		1,007,263		977,967		966,190
EBITDA	2,996,091		2,983,941		2,915,999		2,799,806		2,205,266		2,193,044
Loss (income) from unconsolidated entities	(58,322)		(47,941)		(42,434)		14,791		17,709		7,411
Stock-based compensation expense (1)	24,229		24,601		25,047		25,347		26,113		23,618
Loss (gain) on extinguishment of debt, net	68,685		68,436		84,155		81,596		19,810		20,109
Loss (gain) on real estate dispositions, net	(1,001,001)		(843,456)		(748,041)		(777,890)		(232,363)		(244,800)
Impairment of assets	121,172		55,960		28,133		104,057		92,701		87,394
Provision for loan losses	8,494		7,072		18,690		18,690		18,690		18,690
Loss (gain) on derivatives and financial instruments, net	5,260		5,739		(4,399)		2,296		10,043		670
Other expenses (1)	46,971		48,327		51,052		45,512		126,994		117,942
Other impairment (2)	34,110		32,268		—		—		—		—
Additional other income	—		—		—		(4,027)		(4,027)		(14,832)
Adjusted EBITDA	$2,245,689		$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246

Adjusted Interest Coverage Ratio:
Interest expense	$537,355		$552,334		$555,559		$568,280		$568,969		$549,049
Capitalized interest	18,303		17,691		15,272		11,952		9,725		7,896
Non-cash interest expense	(12,761)		(11,599)		(8,645)		(11,218)		(10,888)		(11,852)
Total interest	542,897		558,426		562,186		569,014		567,806		545,093
Adjusted EBITDA	$2,245,689		$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246
Adjusted interest coverage ratio	4.14	x	4.18	x	4.14	x	4.06	x	4.02	x	4.05	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$542,897		$558,426		$562,186		$569,014		$567,806		$545,093
Secured debt principal payments	57,807		56,308		54,325		54,342		55,129		55,584
Preferred dividends	—		—		—		11,676		23,352		35,028
Total fixed charges	600,704		614,734		616,511		635,032		646,287		635,705
Adjusted EBITDA	$2,245,689		$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246
Adjusted fixed charge coverage ratio	3.74	x	3.80	x	3.78	x	3.64	x	3.53	x	3.48	x

(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.
(2) Represents straight-line recent receivable deemed uncollectible.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2019	2019	2019	2019
Book capitalization:
Unsecured credit facility and commercial paper	$—	$844,985	$1,587,597	$1,334,586	$1,869,188	$419,293
Long-term debt obligations (1)	14,543,485	13,228,433	13,436,365	12,463,680	13,390,344	12,371,729
Cash and cash equivalents (2)	(1,766,819)	(303,423)	(284,917)	(265,788)	(268,666)	(249,127)
Total net debt	12,776,666	13,769,995	14,739,045	13,532,478	14,990,866	12,541,895
Total equity and noncontrolling interests(3)	17,263,672	17,495,696	16,982,504	16,696,070	16,452,806	16,498,376
Book capitalization	$30,040,338	$31,265,691	$31,721,549	$30,228,548	$31,443,672	$29,040,271
Net debt to book capitalization ratio	43%	44%	46%	45%	48%	43%

Undepreciated book capitalization:
Total net debt	$12,776,666	$13,769,995	$14,739,045	$13,532,478	$14,990,866	$12,541,895
Accumulated depreciation and amortization	6,001,177	5,910,979	5,715,459	5,769,843	5,539,435	5,670,111
Total equity and noncontrolling interests(3)	17,263,672	17,495,696	16,982,504	16,696,070	16,452,806	16,498,376
Undepreciated book capitalization	$36,041,515	$37,176,670	$37,437,008	$35,998,391	$36,983,107	$34,710,382
Net debt to undepreciated book capitalization ratio	35%	37%	39%	38%	41%	36%

Market capitalization:
Common shares outstanding	417,302	417,391	410,257	405,758	405,254	403,740
Period end share price	$51.75	$45.78	$81.78	$90.65	$81.53	$77.6
Common equity market capitalization	$21,595,379	$19,108,160	$33,550,817	$36,781,963	$33,040,359	$31,330,224
Total net debt	12,776,666	13,769,995	14,739,045	13,532,478	14,990,866	12,541,895
Noncontrolling interests(3)	1,215,532	1,362,913	1,442,060	1,430,005	1,458,351	1,419,885
Market capitalization	$35,587,577	$34,241,068	$49,731,922	$51,744,446	$49,489,576	$45,292,004
Net debt to market capitalization ratio	36%	40%	30%	26%	30%	28%

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

Critical Accounting Policies
Our unaudited consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions. Management considers an accounting estimate or assumption critical if:
•the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
•the impact of the estimates and assumptions on financial condition or operating performance is material.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

	June 30, 2020		December 31, 2019
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$10,219,090	$(734,201)	$9,724,691	$(751,848)
Secured debt	1,703,145	(60,928)	1,814,229	(69,756)
Totals	$11,922,235	$(795,129)	$11,538,920	$(821,604)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At June 30, 2020, we had $2,618,465,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $26,185,000. At December 31, 2019, we had $3,470,584,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $34,706,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2020, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $6,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2020		December 31, 2019
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$163,527	$11,194	$26,767	$12,136
Debt designated as hedges	1,482,366	14,824	1,586,116	15,861
Totals	$1,645,893	$26,018	$1,612,883	$27,997
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
Item 1A. Risk Factors
There have been no material changes from the risk factors identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and updated in our Quarterly Report on Form 10-Q for the period ending March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2020, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the second quarter ended June 30, 2020 are as shown in the table below.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. During the three months ended June 30, 2020, we repurchased 201,947 shares at an average price of $37.89 per share.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2020 through April 30, 2020	286	$49.01	—	$—
May 1, 2020 through May 31, 2020	201,947	37.89	201,947	992,348,000
June 1, 2020 through June 30, 2020	—	—	—	—
Totals	202,233	$37.91	201,947	$992,348,000
.
Item 5. Other Information
None.

Item 6. Exhibits

4.1	Supplemental Indenture No. 18, dated as of June 30, 2020, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 30, 2020).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chairman and Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	August 6, 2020	By:	/s/ THOMAS J. DEROSA
Thomas J. DeRosa,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2020	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Senior Vice President and Controller (Principal Accounting Officer)