Form 10-Q
period 2020-09-30
WELLTOWER INC.
filed 2020-10-29
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 23, 2020, the registrant had 417,304,860 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2020 (Unaudited)	December 31, 2019 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,386,072	$3,486,620
Buildings and improvements	27,782,471	29,163,305
Acquired lease intangibles	1,509,053	1,617,051
Real property held for sale, net of accumulated depreciation	362,886	1,253,008
Construction in progress	414,833	507,931
Less accumulated depreciation and amortization	(6,002,775)	(5,715,459)
Net real property owned	27,452,540	30,312,456
Right of use assets, net	480,861	536,433
Real estate loans receivable, net of credit allowance	414,706	270,382
Net real estate investments	28,348,107	31,119,271
Other assets:
Investments in unconsolidated entities	822,586	583,423
Goodwill	68,321	68,321
Cash and cash equivalents	1,603,740	284,917
Restricted cash	551,593	100,849
Straight-line rent receivable	334,203	466,222
Receivables and other assets	813,047	757,748
Total other assets	4,193,490	2,261,480
Total assets	$32,541,597	$33,380,751

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$1,587,597
Senior unsecured notes	11,321,573	10,336,513
Secured debt	2,459,659	2,990,962
Lease liabilities	427,842	473,693
Accrued expenses and other liabilities	1,041,368	1,009,482
Total liabilities	15,250,442	16,398,247
Redeemable noncontrolling interests	330,053	475,877
Equity:
Common stock	418,361	411,005
Capital in excess of par value	20,835,022	20,190,107
Treasury stock	(94,022)	(78,955)
Cumulative net income	8,163,869	7,353,966
Cumulative dividends	(13,088,891)	(12,223,534)
Accumulated other comprehensive income (loss)	(126,469)	(112,157)
Other equity	4	12
Total Welltower Inc. stockholders’ equity	16,107,874	15,540,444
Noncontrolling interests	853,228	966,183
Total equity	16,961,102	16,506,627
Total liabilities and equity	$32,541,597	$33,380,751
Note: The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Resident fees and services	$740,956	$834,121	$2,360,488	$2,616,491
Rental income	275,046	412,147	1,061,311	1,178,817
Interest income	16,750	15,637	48,060	48,112
Other income	4,122	4,228	14,092	15,064
Total revenues	1,036,874	1,266,133	3,483,951	3,858,484

Expenses:
Property operating expenses	634,717	655,588	1,977,262	2,027,522
Depreciation and amortization	255,532	272,445	795,704	764,429
Interest expense	124,851	137,343	393,215	423,911
General and administrative expenses	31,003	31,019	100,546	100,042
Loss (gain) on derivatives and financial instruments, net	1,395	1,244	10,480	670
Loss (gain) on extinguishment of debt, net	33,004	65,824	33,253	81,543
Provision for loan losses	2,857	—	11,351	18,690
Impairment of assets	23,313	18,096	126,291	28,035
Other expenses	11,544	6,186	37,247	36,570
Total expenses	1,118,216	1,187,745	3,485,349	3,481,412

Income (loss) from continuing operations before income taxes and other items	(81,342)	78,388	(1,398)	377,072
Income tax (expense) benefit	(2,003)	(3,968)	(9,678)	(7,789)
Income (loss) from unconsolidated entities	(5,981)	3,262	(8,341)	(14,986)
Gain (loss) on real estate dispositions, net	484,304	570,250	902,991	735,977
Income (loss) from continuing operations	394,978	647,932	883,574	1,090,274

Net income	394,978	647,932	883,574	1,090,274
Less: Net income (loss) attributable to noncontrolling interests(1)	69,393	58,056	68,459	82,166
Net income (loss) attributable to common stockholders	$325,585	$589,876	$815,115	$1,008,108

Average number of common shares outstanding:
Basic	417,027	405,023	414,822	400,441
Diluted	418,987	406,891	416,860	402,412

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.95	$1.60	$2.13	$2.72
Net income (loss) attributable to common stockholders	$0.78	$1.46	$1.96	$2.52

Diluted:
Income (loss) from continuing operations	$0.94	$1.59	$2.12	$2.71
Net income (loss) attributable to common stockholders(2)	$0.77	$1.45	$1.94	$2.51

Dividends declared and paid per common share	$0.61	$0.87	$2.09	$2.61
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$394,978	$647,932	$883,574	$1,090,274

Other comprehensive income (loss):
Foreign currency translation gain (loss)	143,353	(100,837)	(109,209)	(76,241)
Derivative and financial instruments designated as hedges gain (loss)	(145,512)	78,947	86,429	91,672
Total other comprehensive income (loss)	(2,159)	(21,890)	(22,780)	15,431

Total comprehensive income (loss)	392,819	626,042	860,794	1,105,705
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	76,847	53,220	59,991	85,504
Total comprehensive income (loss) attributable to common stockholders	$315,972	$572,822	$800,803	$1,020,201

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2020
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Other Equity	Noncontrolling Interests	Total
Balances at January 1, 2020	$411,005	$20,190,107	$(78,955)	$7,353,966	$(12,223,534)	$(112,157)	$12	$966,183	$16,506,627
Cumulative change in accounting principle (Note 2)				(5,212)					(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	411,005	20,190,107	(78,955)	7,348,754	(12,223,534)	(112,157)	12	966,183	16,501,415
Comprehensive income:
Net income (loss)				310,284				18,988	329,272
Other comprehensive income (loss)						15,944		(21,955)	(6,011)
Total comprehensive income									323,261
Net change in noncontrolling interests		37,625						(29,662)	7,963
Amounts related to stock incentive plans, net of forfeitures	246	6,608	(8,020)						(1,166)
Net proceeds from issuance of common stock	6,975	583,890							590,865
Dividends paid:
Common stock dividends					(356,001)				(356,001)
Balances at March 31, 2020	$418,226	$20,818,230	$(86,975)	$7,659,038	$(12,579,535)	$(96,213)	$12	$933,554	$17,066,337
Comprehensive income:
Net income (loss)				179,246				18,659	197,905
Other comprehensive income (loss)						(20,643)		6,298	(14,345)
Total comprehensive income									183,560
Net change in noncontrolling interests		7,299						(70,124)	(62,825)
Amounts related to stock incentive plans, net of forfeitures	28	7,412	832				(8)		8,264
Net proceeds from issuance of common stock	89	3,604							3,693
Repurchase of common stock			(7,656)						(7,656)
Dividends paid:
Common stock dividends					(254,846)				(254,846)
Balances at June 30, 2020	$418,343	$20,836,545	$(93,799)	$7,838,284	$(12,834,381)	$(116,856)	$4	$888,387	$16,936,527
Comprehensive income:
Net income (loss)				325,585				67,650	393,235
Other comprehensive income						(9,613)		7,338	(2,275)
Total comprehensive income									390,960
Net change in noncontrolling interests		(7,894)						(110,147)	(118,041)
Amounts related to stock incentive plans, net of forfeitures	18	6,569	(223)						6,364
Proceeds from issuance of common stock		(198)							(198)
Dividends paid:
Common stock dividends					(254,510)				(254,510)
Balances at September 30, 2020	$418,361	$20,835,022	$(94,022)	$8,163,869	$(13,088,891)	$(126,469)	$4	$853,228	$16,961,102

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$883,574	$1,090,274
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	795,704	764,429
Other amortization expenses	9,613	13,474
Provision for loan losses	11,351	18,690
Impairment of assets	126,291	28,035
Stock-based compensation expense	20,938	20,501
Loss (gain) on derivatives and financial instruments, net	10,480	670
Loss (gain) on extinguishment of debt, net	33,253	81,543
Loss (income) from unconsolidated entities	8,341	14,986
Rental income less than (in excess of) cash received	66,874	(78,980)
Amortization related to above (below) market leases, net	(1,373)	(335)
Loss (gain) on real estate dispositions, net	(902,991)	(735,977)
Distributions by unconsolidated entities	7,835	—
Increase (decrease) in accrued expenses and other liabilities	40,443	845
Decrease (increase) in receivables and other assets	(749)	(8,255)
Net cash provided from (used in) operating activities	1,109,584	1,209,900

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(393,374)	(3,004,768)
Cash disbursed for capital improvements to existing properties	(183,324)	(206,413)
Cash disbursed for construction in progress	(126,699)	(258,113)
Capitalized interest	(13,234)	(10,404)
Investment in loans receivable	(216,307)	(90,856)
Principal collected on loans receivable	14,345	57,125
Other investments, net of payments	(2,145)	(29,788)
Contributions to unconsolidated entities	(301,031)	(194,490)
Distributions by unconsolidated entities	41,884	98,880
Proceeds from (payments on) derivatives	(13,319)	(20,569)
Proceeds from sales of real property	3,522,949	2,601,071
Net cash provided from (used in) investing activities	2,329,745	(1,058,325)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	(1,587,597)	187,586
Proceeds from issuance of senior unsecured notes	1,588,549	3,253,516
Payments to extinguish senior unsecured notes	(566,248)	(3,107,500)
Net proceeds from the issuance of secured debt	44,921	318,854
Payments on secured debt	(538,091)	(233,952)
Net proceeds from the issuance of common stock	595,313	686,105
Repurchase of common stock	(7,656)	—
Payments for deferred financing costs and prepayment penalties	(35,925)	(82,249)
Contributions by noncontrolling interests(1)	14,267	42,988
Distributions to noncontrolling interests(1)	(298,369)	(138,270)
Cash distributions to stockholders	(864,115)	(1,047,968)
Other financing activities	(11,244)	(11,643)
Net cash provided from (used in) financing activities	(1,666,195)	(132,533)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(3,566)	(4,436)
Increase (decrease) in cash, cash equivalents and restricted cash	1,769,568	14,606
Cash, cash equivalents and restricted cash at beginning of period	385,765	316,129
Cash, cash equivalents and restricted cash at end of period	$2,155,333	$330,735

Supplemental cash flow information:
Interest paid	$362,130	$416,523
Income taxes paid (received), net	(485)	4,784

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
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily an indication of the results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Impact of COVID-19 Pandemic
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future, including but not limited to, the following:
•Our Seniors Housing Operating revenues are dependent on occupancy. Declines in occupancy are expected due to heightened move-in criteria and screening, as well as increased mortality rates among seniors. Occupancy within our total Seniors Housing Operating portfolio has declined as follows:

	February	March	April	May	June	July	August	September
Spot occupancy (1)	85.6%	84.8%	82.5%	80.8%	79.9%	79.2%	78.7%	78.4%
Sequential occupancy change		(0.8)%	(2.3)%	(1.7)%	(0.9)%	(0.7)%	(0.5)%	(0.3)%
(1) Spot occupancy represents approximate month end occupancy for properties in operation as of February 29, 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since this date.

Increased Seniors Housing Operating expenses are expected to continue until the pandemic subsides. We experienced incremental operational costs, net of reimbursements, of $18,192,000 and $68,628,000 for the three and nine months ended September 30, 2020, respectively, included in property operating expenses. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies, net of reimbursements. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.
In September, applications were made for Provider Relief Funds related to our Seniors Housing Operating portfolio following the announcement from the Department of Health and Human Services that it expanded the eligibility of the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund to include assisted living facilities. Our share of the Phase 2 general distribution is expected to be approximately $46 million and we anticipate receiving and recognizing these funds as an offset to property operating expenses in the fourth quarter. However, we continue to expect total portfolio expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.
•Our Triple-net operators are experiencing similar occupancy declines and expense increases, however, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may impact our Triple-net operators' ability to pay rent and contractual obligations. Many of our Triple-net operators have received

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
funds under the CARES Act Paycheck Protection Program. In addition, operators of long-term/post-acute care facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities are generally expecting funds from Phase 2 of the Provider Relief Fund. Accordingly, collection of Triple-net rent due during the COVID-19 pandemic to date (from March to September) has generally been consistent with historical collection rates and no significant rent concessions or deferrals have been made.
We have either collected or approved short term deferrals for over 99% of Outpatient Medical rent due in the third quarter, consisting of 97% cash collections and 2% of short term deferrals. In most cases, unless local ordinances mandate otherwise, the deferred rent represents two months of rent with repayment expected by the end of the year. Furthermore, collections of deferred rent due in the third quarter under executed deferrals was over 99%. To the extent that deferred rent is not repaid as expected, or the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
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
•At the FASB's April 8, 2020 Board meeting, the staff acknowledged that the economics of lease concessions that result from a global pandemic may not be aligned with the underlying premise of the modification framework in ASC 842, under which the concession would be recognized over the remainder of the lease term. In a Q&A document, the FASB provided entities with COVID-19 related lease concessions an option to either (1) apply the modification framework for these concessions in accordance with ASC 842 as applicable or (2) account for concessions as if they were made under the enforceable rights included in the original agreement as long as total cash flows resulting from the modified contract are substantially the same or less than cash flows in the original contract. Due to the continuing adverse economic conditions caused by the COVID-19 pandemic, certain tenants and operators have requested rent relief, most often in the form of a short-term rent deferral. Not all requests result in modification of agreements, nor do we intend to forgo our contractual rights under our lease agreements. We evaluate each rent relief request on an individual basis. To date, the majority of rent deferral agreements result in two months of full or partial rent relief to repaid by the end of the year and we generally expect this to continue to be the case unless local ordinances mandate otherwise. We have elected to apply the accounting relief provided by the FASB to such short-term rent deferrals, and will account for such deferrals as if no change had been made to the original lease contract.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2020				September 30, 2019
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$15,758	$—	$43,252	$59,010	$107,945	$14,172	$187,301	$309,418
Buildings and improvements	132,481	765	171,630	304,876	1,138,484	125,763	1,324,371	2,588,618
Acquired lease intangibles	10,810	—	23,823	34,633	61,163	—	104,309	165,472
Construction in progress	—	—	—	—	36,174	—	—	36,174
Real property held for sale	—	—	—	—	17,435	—	—	17,435
Right of use assets, net	—	—	—	—	—	—	58,377	58,377
Total net real estate assets	159,049	765	238,705	398,519	1,361,201	139,935	1,674,358	3,175,494
Receivables and other assets	257	—	139	396	6,742	—	419	7,161
Total assets acquired (1)	159,306	765	238,844	398,915	1,367,943	139,935	1,674,777	3,182,655
Secured debt	—	—	—	—	(43,209)	—	—	(43,209)
Lease liabilities	—	—	—	—	—	—	(47,740)	(47,740)
Accrued expenses and other liabilities	(671)	—	(2,043)	(2,714)	(9,639)	(100)	(23,483)	(33,222)
Total liabilities acquired	(671)	—	(2,043)	(2,714)	(52,848)	(100)	(71,223)	(124,171)
Noncontrolling interests (2)	(2,827)	—	—	(2,827)	(39,570)	(1,056)	(1,201)	(41,827)
Non-cash acquisition related activity(3)	—	—	—	—	(11,889)	—	—	(11,889)
Cash disbursed for acquisitions	155,808	765	236,801	393,374	1,263,636	138,779	1,602,353	3,004,768
Construction in progress additions	75,617	33,021	33,593	142,231	188,178	37,978	42,316	268,472
Less: Capitalized interest	(7,760)	(2,569)	(2,905)	(13,234)	(5,972)	(1,565)	(2,867)	(10,404)
Accruals (4)	(1,376)	—	(922)	(2,298)	—	—	45	45
Cash disbursed for construction in progress	66,481	30,452	29,766	126,699	182,206	36,413	39,494	258,113
Capital improvements to existing properties	130,465	5,971	46,888	183,324	160,260	10,337	35,816	206,413
Total cash invested in real property, net of cash acquired	$352,754	$37,188	$313,455	$703,397	$1,606,102	$185,529	$1,677,663	$3,469,294
(1) Excludes $580,000 and $1,910,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2020 and 2019, respectively.
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
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2020	September 30, 2019
Development projects:
Seniors Housing Operating	$93,188	$28,117
Triple-net	59,201	—
Outpatient Medical	43,493	—
Total development projects	195,882	28,117
Expansion projects	48,600	—
Total construction in progress conversions	$244,482	$28,117
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2020	December 31, 2019
Assets:
In place lease intangibles	$1,410,935	$1,513,836
Above market tenant leases	55,437	59,540
Lease commissions	42,681	43,675
Gross historical cost	1,509,053	1,617,051
Accumulated amortization	(1,171,721)	(1,181,158)
Net book value	$337,332	$435,893

Weighted-average amortization period in years	10.9	10.3

Liabilities:
Below market tenant leases	$81,385	$99,035
Accumulated amortization	(41,662)	(49,390)
Net book value	$39,723	$49,645

Weighted-average amortization period in years	8.3	8.6
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental income related to (above)/below market tenant leases, net	$327	$291	$1,252	$210
Amortization related to in place lease intangibles and lease commissions	(28,948)	(48,414)	(98,241)	(101,837)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2020	$23,561	$2,146
2021	63,988	8,135
2022	43,080	7,448
2023	34,711	5,228
2024	27,088	3,082
Thereafter	144,904	13,684
Total	$337,332	$39,723

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5. Dispositions and Assets Held for Sale
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At September 30, 2020, eight Seniors Housing Operating, two Triple-net, and 11 Outpatient Medical properties with an aggregate real estate balance of $362,886,000 were classified as held for sale. In addition to the real property balances held for sale, secured debt of $12,737,000 and net other assets and (liabilities) of $21,063,000 are included in the Consolidated Balance Sheet related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties is approximately $437,116,000.
During the nine months ended September 30, 2020, we recorded $79,905,000 of impairment charges related to 13 Seniors Housing Operating and one Triple-net properties which were disposed of or classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the nine months ended September 30, 2020, we recorded $46,386,000 of impairment charges related to four Seniors Housing Operating and four Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Real estate dispositions:
Seniors Housing Operating	$1,093,477	$1,204,084
Triple-net	33,445	660,885
Outpatient Medical	1,394,971	482
Total dispositions	2,521,893	1,865,451
Gain (loss) on real estate dispositions, net	902,991	735,977
Net other assets/liabilities disposed	98,065	(357)
Proceeds from real estate dispositions	$3,522,949	$2,601,071
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Total revenues	$36,820	$133,661	$207,918	$554,744
Expenses:
Interest expense	584	4,593	6,579	14,801
Property operating expenses	22,485	68,848	117,069	305,598
Provision for depreciation	5,907	23,627	37,254	94,694
Total expenses	28,976	97,068	160,902	415,093
Income (loss) from real estate dispositions, net	$7,844	$36,593	$47,016	$139,651
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the period presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Nine Months Ended
	Classification	September 30, 2020	September 30, 2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$17,397	$18,326
Non-real estate investment lease expense	General and administrative expenses	3,673	1,286
Finance lease cost:
Amortization of leased assets	Property operating expenses	6,229	6,549
Interest on lease liabilities	Interest expense	4,693	3,497
Sublease income	Rental income	(3,130)	(3,130)
Total		$28,862	$26,528
(1) Includes short-term leases which are immaterial.

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	September 30, 2020	December 31, 2019
Right of use assets:
Operating leases - real estate	Right of use assets, net	$323,200	$374,217
Finance leases - real estate	Right of use assets, net	157,661	162,216
Real estate right of use assets, net		480,861	536,433
Operating leases - non-real estate investments	Receivables and other assets	10,328	12,474
Total right of use assets, net		$491,189	$548,907

Lease liabilities:
Operating leases		$320,044	$364,803
Financing leases		107,798	108,890
Total		$427,842	$473,693
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the three and nine month periods ended September 30, 2020, we wrote off straight-line rent receivable balances of $112,398,000 and $146,508,000, respectively, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable. Included in such amounts was $91,025,000 relating to Genesis Healthcare whom noted substantial doubt as to their ability to continue as a going concern in August.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the nine months ended September 30, 2020, we recognized $1,061,311,000 of rental income related to operating leases, of which $153,217,000 was for variable lease payments which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the nine months ended September 30, 2019, we recognized $1,178,817,000 of rental income related to operating leases, of which $147,815,000 was for variable lease payments.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $12,039,000 and $6,897,000 as of September 30, 2020 and December 31, 2019, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2020	December 31, 2019
Mortgage loans	$293,351	$188,062
Other real estate loans	127,988	124,696
Allowance for credit losses on real estate loans receivable	(6,633)	(42,376)
Real estate loans receivable, net of credit allowance	414,706	270,382
Non-real estate loans	460,411	362,850
Allowance for credit losses on non-real estate loans receivable	(78,262)	(25,996)
Non-real estate loans receivable, net of credit allowance	382,149	336,854
Total loans receivable, net of credit allowance	$796,855	$607,236
During the nine months ended September 30, 2020, the real estate collateral associated with one loan was released, therefore, the principal balance of $86,411,000 and related allowance for credit losses of $42,376,000 was reclassified to non-real estate loans.

The following is a summary of our loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Advances on loans receivable:
Investments in new loans	$194,942	$36,024
Draws on existing loans	21,365	54,832
Net cash advances on loans receivable	216,307	90,856

Receipts on loans receivable:
Loan payoffs	—	37,686
Principal payments on loans	14,345	19,439
Net cash receipts on loans receivable	14,345	57,125
Net cash advances (receipts) on loans receivable	$201,962	$33,731
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2020
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans (1)	2007 - 2018	$249,314	$(76,695)	$172,619	7
Collective loan pool	2007 - 2015	129,949	(1,886)	128,063	15
Collective loan pool	2016	124,599	(1,612)	122,987	4
Collective loan pool	2017	124,840	(1,074)	123,766	7
Collective loan pool	2018	17,314	(251)	17,063	1
Collective loan pool	2019	49,274	(684)	48,590	7
Collective loan pool	2020	186,460	(2,693)	183,767	6
Total loans		$881,750	$(84,895)	$796,855	47

(1) During the three months ended September 30, 2020, two loans receivable originated in 2016 to Genesis Healthcare with an aggregate carrying value of $62,753,000 were transferred to the deteriorated loan pool. The carrying value is exclusive of deferred gains of $62,819,000 recorded in accrued expenses and other liabilities on the Consolidated Balance Sheets.

In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain Triple-net real estate loans receivable that were no longer deemed collectible. During the quarter ended June 30, 2019, these loans were written off. During the nine months ended September 30, 2020, we recognized a provision for credit losses of $6,898,000 to fully reserve for one Triple-net non-real estate loan receivable and $1,303,000 to fully reserve for one Triple-net real estate loan receivable that were no longer deemed collectible. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Balance at beginning of period	$68,372	$68,372
Adoption of ASU 2016-13	5,212	—
Provision for loan losses	11,351	18,690
Loan write-offs	—	(18,690)
Foreign currency translation	(40)	—
Balance at end of period	$84,895	$68,372
The following is a summary of our deteriorated loans (in thousands):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Balance of deteriorated loans at end of period (1)	$249,314	$188,043
Allowance for credit losses	(76,695)	(68,372)
Balance of deteriorated loans not reserved	$172,619	$119,671
Interest recognized on deteriorated loans (2)	$13,847	$12,082
(1) Current year amounts include $10,686,000 and $2,534,000 of loans on non-accrual as of September 30, 2020 and December 31, 2019, respectively. Prior year amounts include $2,534,000 and $2,567,000 as of September 30, 2019 and December 31, 2018, respectively.
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

	Percentage Ownership (1)	September 30, 2020	December 31, 2019
Seniors Housing Operating	10% to 65%	$582,378	$463,741
Triple-net	10% to 25%	160	7,740
Outpatient Medical	15% to 50%	240,048	111,942
Total		$822,586	$583,423
(1) Excludes ownership of in substance real estate.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2020, the aggregate unamortized basis difference of our joint venture investments of $113,217,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans totaling $285,369,000 related to eight properties as of September 30, 2020 for the development and construction of certain properties which are classified as in substance real estate investments. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810 Consolidation. VIEs are required to be consolidated by their primary beneficiary ("PB") which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the PB of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $172,169,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2020, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Sunrise Senior Living (3)	165	$194,952	13%
ProMedica	215	159,562	11%
Revera (3)	94	81,317	5%
Avery Healthcare	59	56,192	4%
Sagora Senior Living	31	50,539	3%
Remaining portfolio	924	964,127	64%
Totals	1,488	$1,506,689	100%
(1) Sunrise Senior Living and Revera are in our Seniors Housing Operating segment. ProMedica is in our Triple-net segment. Avery Healthcare and Sagora Senior Living are in both the Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 37% of total NOI for the year ended December 31, 2019.
(3) Revera owns a controlling interest in Sunrise Senior Living.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At September 30, 2020, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility (none outstanding at September 30, 2020), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2020). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate. The applicable margin is based on our debt ratings and was 0.825% at September 30, 2020. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at September 30, 2020. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at September 30, 2020).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance outstanding at quarter end	$—	$1,335,000	$—	$1,335,000
Maximum amount outstanding at any month end	$—	$1,335,000	$2,100,000	$2,880,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$—	$1,296,185	$663,895	$1,299,963
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	—%	2.82%	2.09%	3.02%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At September 30, 2020, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (1,3)	Totals
2020	$—	$75,915	$75,915
2021	—	433,616	433,616
2022 (4)	870,000	449,248	1,319,248
2023 (5,6)	1,361,397	329,650	1,691,047
2024	1,350,000	178,285	1,528,285
Thereafter (7,8,9)	7,831,880	1,002,474	8,834,354
Totals	$11,413,277	$2,469,188	$13,882,465
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 0.86% to 6.50%.
(3) Annual interest rates range from 0.10% to 12.00%. Carrying value of the properties securing the debt totaled $5,315,000,000 at September 30, 2020.
(4) Includes a $860,000,000 unsecured term credit facility. The loan matures on April 1, 2022 and bears interest at LIBOR plus 1.20% (1.34% at September 30, 2020).
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $187,645,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2020). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (1.38% at September 30, 2020).
(6) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (1.06% at September 30, 2020).
(7) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $225,175,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2020).
(8) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $710,655,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2020).
(9) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $646,050,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2020).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2020		September 30, 2019
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$10,427,562	4.03%	$9,699,984	4.48%
Debt issued	1,600,000	1.89%	3,260,000	3.47%
Debt extinguished	(566,248)	3.26%	(3,107,500)	4.47%
Foreign currency	(48,037)	4.14%	(35,208)	4.35%
Ending balance	$11,413,277	3.67%	$9,817,276	4.12%

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2020		September 30, 2019
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,993,342	3.63%	$2,485,711	3.90%
Debt issued	44,921	2.58%	318,854	3.51%
Debt assumed	—	—%	42,000	4.62%
Debt extinguished	(491,506)	2.61%	(193,604)	4.37%
Principal payments	(46,585)	3.60%	(40,348)	3.69%
Foreign currency	(30,984)	3.19%	26,402	3.20%
Ending balance	$2,469,188	3.16%	$2,639,015	3.66%
In October of 2020, we extinguished $20,790,000 of secured bonds due 2038, $17,640,000 of secured bonds due 2040 and $73,140,000 of secured bonds due 2041 that were defeased in September of 2020. We recognized a loss on extinguishment of $12,204,000 in conjunction with the transaction.
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2020, we were in compliance with all of the covenants under our debt agreements.
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
Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to the Consolidated Statements of Comprehensive Income. Approximately $1,557,000 of losses, which are included in OCI, are expected to be reclassified into earnings in the next 12 months.
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
During the nine months ended September 30, 2020 and 2019, we settled certain net investment hedges generating cash proceeds of $3,485,000 and $6,716,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.

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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$650,000	$725,000
Denominated in Pound Sterling	£1,340,708	£1,340,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$450,000	$1,188,250

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$95,086	$405,819
Forward sales contracts denominated in Canadian Dollars	$80,000	$—
Forward purchase contracts denominated in Pound Sterling	£—	£(125,000)
Forward sales contracts denominated in Pound Sterling	£—	£125,000
(1) At September 30, 2020 the maximum maturity date was July 15, 2021.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location	2020	2019	2020	2019
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$5,724	$7,478	$16,475	$19,945
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(1,159)	$600	$(3,207)	$(2,065)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(145,512)	$78,947	$86,429	$91,672

13. Commitments and Contingencies
At September 30, 2020, we had 8 outstanding letter of credit obligations totaling $14,200,000 and expiring between 2020 and 2024. At September 30, 2020, we had outstanding construction in progress of $414,833,000 and were committed to providing additional funds of approximately $342,232,000 to complete construction. Additionally, at September 30, 2020, we had outstanding investments classified as in substance real estate of $285,369,000 and were committed to provide additional funds of $172,169,000 (see Note 8 for additional information). Purchase obligations at September 30, 2020 also include $18,488,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2020	December 31, 2019
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	418,877,323	411,550,857
Outstanding shares	417,305,044	410,256,615
 Preferred Stock The following is a summary of our preferred stock activity during the periods indicated:

	Nine Months Ended
	September 30, 2020		September 30, 2019
		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	—	—%	14,369,965	6.50%
Shares converted	—	—%	(14,369,965)	6.50%
Ending balance	—	—%	—	—%
During the nine months ended September 30, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock.
Common Stock In February 2019, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $1,500,000,000 aggregate amount of our common stock ("Equity Shelf Program"). The Equity Shelf Program also allows us to enter into forward sale agreements. During the nine months ended September 30, 2020, we physically settled all of our outstanding forward sales agreements for cash proceeds of $576,196,000. As of September 30, 2020, we had $499,341,000 of remaining capacity under the Equity Shelf Program.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. During the nine months ended September 30, 2020, we repurchased 201,947 shares at an average price of $37.89 per share.

The following is a summary of our common stock issuances during the nine months ended September 30, 2020 and 2019 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2019 Dividend reinvestment plan issuances	4,438,787	$75.59	$335,535	$332,054
2019 Option exercises	10,736	51.32	551	551
2019 Equity shelf program issuances	4,729,045	75.24	355,803	353,500
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	192,237		—	—
2019 Totals	22,083,257		$691,889	$686,105

2020 Dividend reinvestment plan issuances	264,153	$72.33	$19,105	$19,105
2020 Option exercises	251	47.81	12	12
2020 Equity shelf program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	185,994		—	—
2020 Totals	7,250,376		$607,189	$595,313

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends The decrease in dividends is attributable to the declaration of a reduced cash dividend beginning with the quarter ending March 31, 2020. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2020		September 30, 2019
	Per Share	Amount	Per Share	Amount
Common stock	$2.09	$865,357	$2.61	$1,051,687
 Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
Foreign currency translation	$(820,555)	$(719,814)
Derivative and financial instruments designated as hedges	694,086	607,657
Total accumulated other comprehensive income (loss)	$(126,469)	$(112,157)
15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $6,565,000 and $20,938,000 for the three and nine months ended September 30, 2020, respectfully, and $5,309,000 and $20,501,000 for the same periods in 2019.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$325,585	$589,876	$815,115	$1,008,108

Adjustment for net income (loss) attributable to OP units	(1,716)	492	(4,470)	580
Numerator for diluted earnings per share	$323,869	$590,368	$810,645	$1,008,688

Denominator for basic earnings per share - weighted average shares	417,027	405,023	414,822	400,441
Effect of dilutive securities:
Non-vested restricted shares	542	757	620	860
Redeemable OP units	1,396	1,096	1,396	1,096
Employee stock purchase program	22	15	22	15
Dilutive potential common shares	1,960	1,868	2,038	1,971
Denominator for diluted earnings per share - adjusted weighted average shares	418,987	406,891	416,860	402,412

Basic earnings per share	$0.78	$1.46	$1.96	$2.52
Diluted earnings per share	$0.77	$1.45	$1.94	$2.51
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$289,082	$295,597	$145,686	$150,217
Other real estate loans receivable	125,624	129,069	124,696	128,512
Equity securities	5,205	5,205	15,685	15,685
Cash and cash equivalents	1,603,740	1,603,740	284,917	284,917
Restricted cash	551,593	551,593	100,849	100,849
Non-real estate loans receivable	382,149	430,558	336,854	379,239
Foreign currency forward contracts, interest rate swaps and cross currency swaps	81,964	81,964	18,554	18,554

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$—	$—	$1,587,597	$1,587,597
Senior unsecured notes	11,321,573	12,603,853	10,336,513	11,400,571
Secured debt	2,459,659	2,541,260	2,990,962	3,041,893
Foreign currency forward contracts, interest rate swaps and cross currency swaps	64,100	64,100	53,601	53,601

Redeemable OP unitholder interests	$100,513	$98,335	$121,440	$121,440
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

	Fair Value Measurements as of September 30, 2020
	Total	Level 1	Level 2	Level 3
Equity securities	$5,205	$5,205	$—	$—
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	17,864	—	17,864	—
Totals	$23,069	$5,205	$17,864	$—
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. All intersegment transactions are eliminated.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended September 30, 2020:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$740,956	$—	$—	$—	$740,956
Rental income	—	103,938	171,108	—	275,046
Interest income	113	15,877	760	—	16,750
Other income	996	1,113	836	1,177	4,122
Total revenues	742,065	120,928	172,704	1,177	1,036,874

Property operating expenses	567,704	12,567	52,728	1,718	634,717
Consolidated net operating income	174,361	108,361	119,976	(541)	402,157

Depreciation and amortization	133,224	58,157	64,151	—	255,532
Interest expense	12,728	2,070	4,287	105,766	124,851
General and administrative expenses	—	—	—	31,003	31,003
Loss (gain) on derivatives and financial instruments, net	—	1,395	—	—	1,395
Loss (gain) on extinguishment of debt, net	—	—	—	33,004	33,004
Provision for loan losses	86	372	2,399	—	2,857
Impairment of assets	12,778	10,535	—	—	23,313
Other expenses	6,488	2,805	781	1,470	11,544
Income (loss) from continuing operations before income taxes and other items	9,057	33,027	48,358	(171,784)	(81,342)
Income tax (expense) benefit	—	—	—	(2,003)	(2,003)
Income (loss) from unconsolidated entities	(7,678)	(423)	2,120	—	(5,981)
Gain (loss) on real estate dispositions, net	313,319	(619)	171,604	—	484,304
Income (loss) from continuing operations	314,698	31,985	222,082	(173,787)	394,978
Net income (loss)	$314,698	$31,985	$222,082	$(173,787)	$394,978

Total assets	$15,063,405	$9,075,910	$6,892,502	$1,509,780	$32,541,597

Three Months Ended September 30, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$834,121	$—	$—	$—	$834,121
Rental income	—	227,499	184,648	—	412,147
Interest income	—	15,279	358	—	15,637
Other income	1,375	1,829	183	841	4,228
Total revenues	835,496	244,607	185,189	841	1,266,133

Property operating expenses	581,341	13,922	60,325	—	655,588
Consolidated net operating income	254,155	230,685	124,864	841	610,545

Depreciation and amortization	148,126	57,147	67,172	—	272,445
Interest expense	16,356	3,076	3,363	114,548	137,343
General and administrative expenses	—	—	—	31,019	31,019
Loss (gain) on derivatives and financial instruments, net	—	1,244	—	—	1,244
Loss (gain) on extinguishment of debt, net	1,450	—	—	64,374	65,824
Impairment of assets	2,599	12,314	3,183	—	18,096
Other expenses	4,274	(2,496)	524	3,884	6,186
Income (loss) from continuing operations before income taxes and other items	81,350	159,400	50,622	(212,984)	78,388
Income tax (expense) benefit	—	—	—	(3,968)	(3,968)
Income (loss) from unconsolidated entities	(3,859)	5,276	1,845	—	3,262
Gain (loss) on real estate dispositions, net	519,203	51,529	(482)	—	570,250
Income (loss) from continuing operations	596,694	216,205	51,985	(216,952)	647,932
Net income (loss)	$596,694	$216,205	$51,985	$(216,952)	$647,932

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2020	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,360,488	$—	$—	$—	$2,360,488
Rental income	—	512,815	548,496	—	1,061,311
Interest income	305	46,068	1,687	—	48,060
Other income	6,050	3,393	2,681	1,968	14,092
Total revenues	2,366,843	562,276	552,864	1,968	3,483,951

Property operating expenses	1,771,088	39,432	165,024	1,718	1,977,262
Consolidated net operating income	595,755	522,844	387,840	250	1,506,689

Depreciation and amortization	419,161	173,989	202,554	—	795,704
Interest expense	43,191	7,668	13,421	328,935	393,215
General and administrative expenses	—	—	—	100,546	100,546
Loss (gain) on derivatives and financial instruments, net	—	10,480	—	—	10,480
Loss (gain) on extinguishment of debt, net	(492)	—	741	33,004	33,253
Provision for loan losses	86	8,895	2,370	—	11,351
Impairment of assets	91,424	34,867	—	—	126,291
Other expenses	13,463	6,818	8,244	8,722	37,247
Income (loss) from continuing operations before income taxes and other items	28,922	280,127	160,510	(470,957)	(1,398)
Income tax (expense) benefit	—	—	—	(9,678)	(9,678)
Income (loss) from unconsolidated entities	(25,489)	11,776	5,372	—	(8,341)
Gain (loss) on real estate dispositions, net	327,635	51,166	524,190	—	902,991
Income (loss) from continuing operations	331,068	343,069	690,072	(480,635)	883,574
Net income (loss)	$331,068	$343,069	$690,072	$(480,635)	$883,574

Nine Months Ended September 30, 2019	Seniors Housing Operating		Triple-net		Outpatient Medical		Non-segment / Corporate	Total
Resident fees and services	$2,616,491		$—		$—		$—	$2,616,491
Rental income	—		681,893		496,924		—	1,178,817
Interest income	—		47,343		769		—	48,112
Other income	6,920		4,370		322		3,452	15,064
Total revenues	2,623,411		733,606		498,015		3,452	3,858,484

Property operating expenses	1,826,344		41,700		159,478		—	2,027,522
Consolidated net operating income	797,067		691,906		338,537		3,452	1,830,962

Depreciation and amortization	416,252		174,551		173,626		—	764,429
Interest expense	52,179		9,741		10,097		351,894	423,911
General and administrative expenses	—		—		—		100,042	100,042
Loss (gain) on derivatives and financial instruments, net	—		670		—		—	670
Loss (gain) on extinguishment of debt, net	1,450		—		—		80,093	81,543
Provision for loan losses	—	18.69	18,690	—	—	18.69	—	18,690
Impairment of assets	2,599		11,374		14,062		—	28,035
Other expenses	19,077		6,093		1,274		10,126	36,570
Income (loss) from continuing operations before income taxes and other items	305,510		470,787		139,478		(538,703)	377,072
Income tax (expense) benefit	—		—		—		(7,789)	(7,789)
Income (loss) from unconsolidated entities	(37,892)		17,512		5,394		—	(14,986)
Gain (loss) on real estate dispositions, net	518,493		217,973		(489)		—	735,977
Income (loss) from continuing operations	786,111		706,272		144,383		(546,492)	1,090,274
Net income (loss)	$786,111		$706,272		$144,383		$(546,492)	$1,090,274

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
Revenues:	Amount(1)	%	Amount	%	Amount(1)	%	Amount	%
United States	$819,057	79.0%	$1,039,016	82.1%	$2,820,609	81.0%	$3,175,059	82.3%
United Kingdom	110,281	10.6%	110,303	8.7%	337,601	9.7%	335,368	8.7%
Canada	107,536	10.4%	116,814	9.2%	325,741	9.3%	348,057	9.0%
Total	$1,036,874	100.0%	$1,266,133	100.0%	$3,483,951	100.0%	$3,858,484	100.0%

	As of
	September 30, 2020		December 31, 2019
Assets:	Amount	%	Amount	%
United States	$26,988,613	83.0%	$27,513,911	82.4%
United Kingdom	3,200,439	9.8%	3,405,388	10.2%
Canada	2,352,545	7.2%	2,461,452	7.4%
Total	$32,541,597	100.0%	$33,380,751	100.0%
(1) The United States, United Kingdom and Canada represent 76%, 11% and 13%, respectively, of our resident fees and services revenue stream for the three and nine months ended September 30, 2020.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the nine months ended September 30, 2020 and 2019, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

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

	September 30, 2020	December 31, 2019
Assets:
Net real estate investments	$456,006	$960,093
Cash and cash equivalents	22,958	27,522
Receivables and other assets	13,169	14,586
Total assets (1)	$492,133	$1,002,201

Liabilities and equity:
Secured debt	$166,122	$460,117
Lease liabilities	1,325	1,326
Accrued expenses and other liabilities	18,910	22,215
Total equity	305,776	518,543
Total liabilities and equity	$492,133	$1,002,201
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2019, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations" and updated risk factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. References herein to “we,” “us,” “our,” or the “Company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.
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
The following table summarizes our consolidated portfolio for the three months ended September 30, 2020 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$174,361	43.3%	515
Triple-net	108,361	26.9%	652
Outpatient Medical	119,976	29.8%	321
Totals	$402,698	100.0%	1,488

(1) Represents consolidated NOI and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See Non-GAAP Financial Measures for additional information and reconciliation.

The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic has had and may continue to have material and adverse effects on our financial condition, results of operations and cash flows in the future.
Our Seniors Housing Operating revenues are dependent on occupancy. While admission bans were lifted across our portfolio during the second quarter and in July, move-out activity continued to outpace move-ins, resulting in occupancy losses throughout the period. Month-to-date, through October 23, 2020, total SHO portfolio occupancy declined by approximately 30 basis points. Consequently, we anticipate total SHO portfolio spot occupancy to decline 75 to 125 basis points in the fourth quarter relative to September 30, 2020.
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
Our Triple-net operators are experiencing similar occupancy declines and operating costs as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Paycheck Protection Program. In addition, operators of long-term/post-acute care facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities are generally expecting funds from Phase 2 of the Provider Relief Fund. Accordingly, collection of Triple-net rent due during the COVID-19 pandemic to date (from March to September) has generally been consistent with historical collection rates and no significant rent concessions or deferrals have been made.
Our Outpatient Medical tenants are experiencing temporary medical practice closures or decreases in revenue due to government-imposed restrictions on elective medical procedures, stay at home orders or decisions by patients to delay

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
treatments which may continue to adversely affect their ability to make contractual rent payments. These factors have and may continue to cause operators or tenants to seek modifications of such obligations, resulting in reductions in revenue and increases in uncollectible receivables. We will evaluate each request on a case-by-case basis and determine if a form of rent relief is warranted following an examination of the tenant’s financial health, rent coverage, current operating situation and other factors.
We have either collected or approved short term deferrals for over 99% of Outpatient Medical rent due in the third quarter, consisting of 97% cash collections and 2% of short term deferrals. In most cases, unless local ordinances mandate otherwise, the deferred rent represents two months of rent with expected repayment by the end of the year. Furthermore, collections of deferred rent due in the third quarter under executed deferrals was over 99%. To the extent that deferred rent is not repaid as expected, or the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of senior housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. We have a significant development portfolio as of September 30, 2020. To date we have only experienced minor construction and licensing delays with respect to our development portfolio, but may experience more significant delays in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.
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
For the nine months ended September 30, 2020, resident fees and services and rental income represented 68% and 30%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At September 30, 2020, we had $1,603,740,000 of cash and cash equivalents, $551,593,000 of restricted cash and $3,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transaction that occurred during the nine months ended September 30, 2020 and subsequent events:
•During the nine months ended September 30, 2020, we extinguished $491,506,000 of secured debt at a blended average interest rate of 2.61%.
•During the nine months ended September 30, 2020, we sold 2,128,000 shares of common stock under our ATM and DRIP programs, via both cash settle and forward sale agreements, generating gross proceeds of approximately $175,484,000. The sale of these shares and settlement of previously outstanding forward sales resulted in gross proceeds of approximately $607,177,000 which were used to reduce borrowings under our unsecured revolving credit facility.
•In April, we closed on a $1.0 billion two-year unsecured term loan. The term loan bears interest at a rate of 1-month LIBOR + 1.20%, based on our credit rating.
•On June 30, 2020, we completed the issuance of $600,000,000 senior unsecured notes bearing interest at 2.75% with a maturity date of January 2031. Net proceeds were used to fund tender offers for $426,248,000 of our 3.75% senior unsecured notes due 2023 and our 3.95% senior unsecured notes due 2023 which settled on July 1, 2020. The remaining proceeds were used to reduce borrowings under our term loan by $140 million.
Investments The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2020 (dollars in thousands):

	Properties	Investment Amount (1)	Capitalization Rates (2)	Book Amount (3)
Seniors Housing Operating	6	$168,725	4.9%	$159,049
Triple-net (4)	—	—	—%	765
Outpatient Medical	16	235,387	6.1%	238,705
Totals	22	$404,112	5.6%	$398,519

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

(4) Represents the acquisition of a condo unit at a previously acquired property.
Dispositions The following summarizes property dispositions completed during the nine months ended September 30, 2020 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Proceeds (1)	Capitalization Rates (2)	Book Amount (3)
Seniors Housing Operating	25	$1,099,585	5.0%	$1,093,477
Triple-net	6	78,439	6.5%	33,445
Outpatient Medical	82	1,863,719	5.6%	1,394,971
Totals	113	$3,041,743	5.4%	$2,521,893

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
Dividends Our Board of Directors declared a cash dividend for the quarter ended September 30, 2020 of $0.61 per share. On November 19, 2020, we will pay our 198th consecutive quarterly cash dividend to stockholders of record on November 10, 2020.

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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2019	2019	2019	2019
Net income (loss)	$394,978	$159,216	$329,380	$240,136	$647,932	$150,040	$292,302
NICS	325,585	179,246	310,284	224,324	589,876	137,762	280,470
FFO	185,014	335,597	356,124	476,298	352,378	390,021	358,383
NOI	402,157	527,711	576,821	600,302	610,545	618,979	601,438
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2019	2019	2019	2019

Net debt to book capitalization ratio	41%	43%	44%	46%	45%	48%	43%
Net debt to undepreciated book capitalization ratio	34%	35%	37%	39%	38%	41%	36%
Net debt to market capitalization ratio	33%	36%	40%	30%	26%	30%	28%

Interest coverage ratio	6.23x	4.29x	5.42x	4.64x	7.61x	3.74x	4.80x
Fixed charge coverage ratio	5.52x	3.84x	4.88x	4.20x	6.96x	3.42x	4.38x

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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2019	2019	2019	2019
Property mix:(1)
Seniors Housing Operating	43%	34%	42%	40%	42%	45%	44%
Triple-net	27%	42%	34%	38%	38%	37%	39%
Outpatient Medical	30%	24%	24%	22%	20%	18%	17%

Relationship mix: (1)
Sunrise Senior Living (2)	15%	10%	14%	14%	14%	14%	15%
ProMedica	13%	10%	9%	9%	9%	9%	9%
Revera (2)	6%	5%	6%	6%	6%	6%	6%
Avery Healthcare	5%	3%	3%	3%	3%	3%	3%
Sagora Senior Living	4%	3%	3%	3%	3%	3%	3%
Remaining relationships	57%	69%	65%	65%	65%	65%	64%

Geographic mix:(1)
California	17%	14%	15%	13%	14%	13%	13%
United Kingdom	12%	8%	9%	9%	8%	8%	9%
Texas	12%	10%	7%	9%	8%	8%	8%
Canada	8%	6%	7%	7%	7%	7%	7%
Florida	6%	5%	6%	6%	5%	5%	5%
Remaining geographic areas	45%	57%	56%	56%	58%	59%	58%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2020 (dollars in thousands):

	Expiration Year (1)
	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	Thereafter
Triple-net:
Properties	26	7	10	2	4	28	72	18	15	15	440
Base rent (2)	$26,447	$12,550	$7,881	$840	$11,262	$25,687	$87,128	$35,574	$22,557	$31,309	$506,445
% of base rent	3.4%	1.6%	1.0%	0.1%	1.5%	3.3%	11.3%	4.6%	2.9%	4.1%	66.2%
Units/beds	1,987	1,316	1,102	1,337	692	1,759	5,451	2,350	1,633	1,429	45,984
% of Units/beds	3.1%	2.0%	1.7%	2.1%	1.1%	2.7%	8.4%	3.6%	2.5%	2.2%	70.6%

Outpatient Medical:
Square feet	550,600	1,413,849	1,935,563	2,028,635	2,084,623	1,223,469	1,113,705	1,057,247	940,345	784,443	5,386,478
Base rent (2)	$14,992	$42,122	$54,741	$55,591	$62,579	$33,639	$30,609	$27,399	$24,754	$21,626	$113,948
% of base rent	3.1%	8.7%	11.4%	11.5%	13.0%	7.0%	6.4%	5.7%	5.1%	4.5%	23.6%
Leases	137	360	387	413	342	250	163	141	121	83	212
% of Leases	5.3%	13.8%	14.8%	15.8%	13.1%	9.6%	6.2%	5.4%	4.6%	3.2%	8.2%

(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for updated risk factors.
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

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019	$	%
Cash, cash equivalents and restricted cash at beginning of period	$385,765	$316,129	$69,636	22%
Cash provided from (used in) operating activities	1,109,584	1,209,900	(100,316)	-8%
Cash provided from (used in) investing activities	2,329,745	(1,058,325)	3,388,070	320%
Cash provided from (used in) financing activities	(1,666,195)	(132,533)	(1,533,662)	-1,157%
Effect of foreign currency translation	(3,566)	(4,436)	870	20%
Cash, cash equivalents and restricted cash at end of period	$2,155,333	$330,735	$1,824,598	552%
Operating Activities The changes in net cash provided from operating activities are primarily attributable to declines in revenue and increases in property operating expenses, as well as the impact of short-term rent deferrals granted as a result of the COVID-19 pandemic in 2020. Please see “Results of Operations” for discussion of net income fluctuations. For the nine months ended September 30, 2020 and 2019, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019	$
New development	$126,699	$258,113	$(131,414)
Recurring capital expenditures, tenant improvements and lease commissions	61,047	86,488	(25,441)
Renovations, redevelopments and other capital improvements	122,277	119,925	2,352
Total	$310,023	$464,526	$(154,503)

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
On April 1, 2020, in response to uncertain financial market conditions arising from the COVID-19 pandemic, we undertook steps to strengthen our balance sheet and to enhance our liquidity by entering into a $1.0 billion two-year unsecured term loan. Additionally, on June 30, 2020, we completed the issuance of $600 million senior unsecured notes with a maturity date of January 2031. Net proceeds were used to fund tender offers for $426 million of our 3.75% senior unsecured notes due 2023 and our 3.95% senior unsecured notes due 2023, which settled on July 1, 2020. The remaining proceeds were used to reduce borrowings under the term loan by $140 million. As of September 30, 2020, we have total near-term available liquidity of approximately $4.6 billion. However, we are unable to accurately predict the full impact that the pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous factors discussed in Part II Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Off-Balance Sheet Arrangements
At September 30, 2020, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 65%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At September 30, 2020, we had 8 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Unsecured credit facility and commercial paper (1,2)	$—	$—	$—	$—	$—
Senior unsecured notes and term credit facilities: (2)
U.S. Dollar senior unsecured notes	8,273,752	—	—	2,023,752	6,250,000
Canadian Dollar senior unsecured notes (3)	225,175	—	—	—	225,175
Pounds Sterling senior unsecured notes (3)	1,356,705	—	—	—	1,356,705
U.S. Dollar term credit facility	1,370,000	—	870,000	500,000	—
Canadian Dollar term credit facility (3)	187,645	—	—	187,645	—
Secured debt: (2,3)
Consolidated	2,469,188	75,915	882,864	507,935	1,002,474
Unconsolidated	952,930	20,915	87,265	132,023	712,727
Contractual interest obligations: (4)
Unsecured credit facility and commercial paper	—	—	—	—	—
Senior unsecured notes and term loans (3)	3,954,897	123,819	829,951	745,026	2,256,101
Consolidated secured debt (3)	340,237	19,445	128,546	75,153	117,093
Unconsolidated secured debt (3)	194,536	7,987	60,686	54,609	71,254
Financing lease liabilities (5)	200,179	2,972	17,195	70,880	109,132
Operating lease liabilities (5)	1,032,932	5,305	40,848	38,607	948,172
Purchase obligations (6)	532,889	143,987	303,629	72,868	12,405
Total contractual obligations	$21,091,065	$400,345	$3,220,984	$4,408,498	$13,061,238

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
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2020, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of October 23, 2020, 2,541,750 shares of common stock remained available for issuance under the DRIP registration statement. On February 25, 2019, we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. As of October 23, 2020, we had $499,341,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI"), and other supplemental measures include FFO and EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,		September 30,					September 30,		September 30,
	2020		2019		Amount		%	2020		2019		Amount		%
Net income	$394,978		$647,932		$(252,954)		-39%	$883,574		$1,090,274		$(206,700)		-19%
NICS	325,585		589,876		(264,291)		-45%	815,115		1,008,108		(192,993)		-19%
FFO	185,014		352,378		(167,364)		-47%	876,735		1,100,782		(224,047)		-20%
EBITDA	777,364		1,061,688		(284,324)		-27%	2,082,171		2,286,403		(204,232)		-9%
NOI	402,157		610,545		(208,388)		-34%	1,506,689		1,830,962		(324,273)		-18%
SSNOI	421,974		480,230		(58,256)		-12%	1,142,628		1,270,094		(127,466)		-10%
Per share data (fully diluted):
NICS	$0.77		$1.45		$(0.68)		-47%	$1.94		$2.51		$(0.55)		-22%
FFO	$0.44		$0.87		$(0.43)		-49%	$2.10		$2.74		$(0.64)		-23%

Interest coverage ratio	6.23	x	7.61	x	(1.38)	x	-18%	5.31	x	5.36	x	(0.05)	x	-1%
Fixed charge coverage ratio	5.52	x	6.96	x	(1.44)	x	-21%	4.74	x	4.90	x	(0.16)	x	-3%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's Share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2020	September 30, 2019	$	%	September 30, 2020	September 30, 2019	$	%
SSNOI (1)	$161,601	$220,797	$(59,196)	-26.8%	$461,268	$577,971	$(116,703)	-20.2%
(1) For the three and nine months ended September 30, 2020 and 2019, amounts relate to 512 and 402 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2020	2019	$	%	2020	2019	$	%
Revenues:
Resident fees and services	$740,956	$834,121	$(93,165)	-11%	$2,360,488	$2,616,491	$(256,003)	-10%
Interest income	113	—	113	n/a	305	—	305	n/a
Other income	996	1,375	(379)	-28%	6,050	6,920	(870)	-13%
Total revenues	742,065	835,496	(93,431)	-11%	2,366,843	2,623,411	(256,568)	-10%
Property operating expenses	567,704	581,341	(13,637)	-2%	1,771,088	1,826,344	(55,256)	-3%
NOI (1)	174,361	254,155	(79,794)	-31%	595,755	797,067	(201,312)	-25%
Other expenses:
Depreciation and amortization	133,224	148,126	(14,902)	-10%	419,161	416,252	2,909	1%
Interest expense	12,728	16,356	(3,628)	-22%	43,191	52,179	(8,988)	-17%
Loss (gain) on extinguishment of debt, net	—	1,450	(1,450)	-100%	(492)	1,450	(1,942)	-134%
Provision for loan losses	86	—	86	n/a	86	—	86	n/a
Impairment of assets	12,778	2,599	10,179	392%	91,424	2,599	88,825	3,418%
Other expenses	6,488	4,274	2,214	52%	13,463	19,077	(5,614)	-29%
	165,304	172,805	(7,501)	-4%	566,833	491,557	75,276	15%
Income (loss) from continuing operations before income taxes and other items	9,057	81,350	(72,293)	-89%	28,922	305,510	(276,588)	-91%
Income (loss) from unconsolidated entities	(7,678)	(3,859)	(3,819)	-99%	(25,489)	(37,892)	12,403	33%
Gain (loss) on real estate dispositions, net	313,319	519,203	(205,884)	n/a	327,635	518,493	(190,858)	n/a
Income from continuing operations	314,698	596,694	(281,996)	-47%	331,068	786,111	(455,043)	-58%
Net income (loss)	314,698	596,694	(281,996)	-47%	331,068	786,111	(455,043)	-58%
Less: Net income (loss) attributable to noncontrolling interests	60,642	46,849	13,793	n/a	32,554	50,826	(18,272)	n/a
Net income (loss) attributable to common stockholders	$254,056	$549,845	$(295,789)	-54%	$298,514	$735,285	$(436,771)	-59%

(1) See Non-GAAP Financial Measures below.
Decreases in resident fees and services and property operating expenses are primarily a result of dispositions and decreases in occupancy across the portfolio due to the COVID-19 pandemic. Occupancy within our Seniors Housing Operating portfolio has declined as follows:

	February	March	April	May	June	July	August	September
Spot occupancy (1)	85.6%	84.8%	82.5%	80.8%	79.9%	79.2%	78.7%	78.4%
Sequential occupancy change		(0.8)%	(2.3)%	(1.7)%	(0.9)%	(0.7)%	(0.5)%	(0.3)%
(1) Spot occupancy represents approximate month end occupancy for properties in operation as of February 29, 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since this date.
In addition, we have experienced increased operational costs, net of reimbursements, of $18,192,000 and $68,327,000 during the three and nine months ended September 30, 2020, respectively, included in property operating expenses as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies, net of reimbursements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The fluctuations in depreciation and amortization are due to acquisitions and dispositions and variations in amortization of short-lived intangible assets. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the nine months ended September 30, 2020, we recorded impairment charges of $91,424,000 related to 13 held for sale or sold properties and four held for use properties. During the nine months ended September 30, 2019, we recorded impairment charges of $2,599,000 related to four held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. During the three months ended September 30, 2020, we recognized a gain on real estate disposition of $313 million related to an 11 property U.S. portfolio. During the three months ended September 30, 2019 we recognized a gain on real estate disposition of $520 million related to the Benchmark portfolio. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions.
During the nine months ended September 30, 2020, we completed three Seniors Housing Operating construction projects representing $93,188,000 or $300,606 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of September 30, 2020 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Potomac, MD	120	$56,720	$45,938	4Q20
Beckenham, UK	100	60,858	36,990	3Q21
Barnet, UK	100	66,543	35,200	4Q21
Hendon, UK	102	72,099	41,585	1Q22
	422	$256,220	159,713
Toronto, ON	Project in planning stage		44,402
Brookline, MA	Project in planning stage		21,987
Washington, DC	Project in planning stage		22,437
			$248,539
Interest expense represents secured debt interest expense which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,779,625	2.91%	$2,018,180	3.80%	$2,115,037	3.54%	$1,810,587	3.87%
Debt issued	—	—%	22,885	3.95%	44,921	2.58%	318,854	3.51%
Debt assumed	—	—%	—	—%	—	—%	42,000	4.62%
Debt extinguished	—	—%	(42,131)	4.15%	(306,238)	2.90%	(193,604)	4.37%
Debt transferred	—	—%	(12,072)	3.89%	—	—%	(12,072)	3.89%
Principal payments	(12,249)	3.15%	(10,556)	3.49%	(36,025)	3.25%	(32,987)	3.38%
Foreign currency	22,609	2.94%	(12,614)	3.34%	(27,710)	3.15%	30,914	3.21%
Ending balance	$1,789,985	2.91%	$1,963,692	3.58%	$1,789,985	2.91%	$1,963,692	3.58%

Monthly averages	$1,794,932	2.91%	$1,980,216	3.67%	$1,971,507	3.21%	$1,955,651	3.76%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Losses from unconsolidated entities are largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures, as well as the disposal of an investment in an unconsolidated entity during the nine months ended September 30, 2019. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The increase during the three months ended September 30, 2020 and 2019, relates primarily to our partner's share of the gains recognized on the sale of the 11 property U.S. portfolio and the sale of the Benchmark portfolio, respectively. During the nine month period ended September 30, 2020, these gains in partners' share of gains on dispositions are partially offset by our partners' share of impairment charges recognized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Triple-net
The following is a summary of our SSNOI at Welltower's Share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2020	September 30, 2019	$	%	September 30, 2020	September 30, 2019	$	%
SSNOI (1)	$175,436	$175,185	$251	0.1%	$478,577	$494,328	$(15,751)	-3.2%
(1) For the three and nine months ended September 30, 2020 and 2019, amounts relate to 649 and 630 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2020	2019	$	%	2020	2019	$	%
Revenues:
Rental income	$103,938	$227,499	$(123,561)	-54%	$512,815	$681,893	$(169,078)	-25%
Interest income	15,877	15,279	598	4%	46,068	47,343	(1,275)	-3%
Other income	1,113	1,829	(716)	-39%	3,393	4,370	(977)	-22%
Total revenues	120,928	244,607	(123,679)	-51%	562,276	733,606	(171,330)	-23%
Property operating expenses	12,567	13,922	(1,355)	-10%	39,432	41,700	(2,268)	-5%
NOI (1)	108,361	230,685	(122,324)	-53%	522,844	691,906	(169,062)	-24%
Other expenses:
Depreciation and amortization	58,157	57,147	1,010	2%	173,989	174,551	(562)	—%
Interest expense	2,070	3,076	(1,006)	-33%	7,668	9,741	(2,073)	-21%
Loss (gain) on derivatives and financial instruments, net	1,395	1,244	151	12%	10,480	670	9,810	n/a
Provision for loan losses	372	—	372	n/a	8,895	18,690	(9,795)	-52%
Impairment of assets	10,535	12,314	(1,779)	-14%	34,867	11,374	23,493	n/a
Other expenses	2,805	(2,496)	5,301	212%	6,818	6,093	725	12%
	75,334	71,285	4,049	6%	242,717	221,119	21,598	10%
Income (loss) from continuing operations before income taxes and other items	33,027	159,400	(126,373)	-79%	280,127	470,787	(190,660)	-40%
Income (loss) from unconsolidated entities	(423)	5,276	(5,699)	-108%	11,776	17,512	(5,736)	-33%
Gain (loss) on real estate dispositions, net	(619)	51,529	(52,148)	-101%	51,166	217,973	(166,807)	-77%
Income from continuing operations	31,985	216,205	(184,220)	-85%	343,069	706,272	(363,203)	-51%
Net income	31,985	216,205	(184,220)	-85%	343,069	706,272	(363,203)	-51%
Less: Net income (loss) attributable to noncontrolling interests	8,597	9,096	(499)	-5%	36,275	27,422	8,853	32%
Net income attributable to common stockholders	$23,388	$207,109	$(183,721)	-89%	$306,794	$678,850	$(372,056)	-55%

(1) See Non-GAAP Financial Measures below.
The decrease in rental income is primarily attributable to the write off of straight-line rent receivables balances of $112,398,000 and $146,508,000 during the three and nine month periods ended September 30, 2020, respectively, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable. Included in such amounts was $91,025,000 relating to Genesis Healthcare whom noted substantial doubt as to their ability to continue as a going concern in August. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended September 30, 2020, we had 17 leases with rental rate increases ranging from 0.10% to 0.66% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute facilities are generally experiencing a higher degree of occupancy declines which may impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program. In addition, operators of long-term/post-acute facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities are generally expecting funds from Phase 2 of the Provider Relief Fund. Accordingly, collection of rent due during the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
COVID-19 pandemic to date (from March to September) have generally been consistent with historical collection rates and no significant rent concessions or deferrals have been made to date.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
In March 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain real estate loans receivable that were no longer deemed collectible. During the nine months ended September 30, 2020, we recognized a provision for loan losses of $8,201,000 to fully reserve for one real estate loan receivable and one non-real estate loan receivable that were no longer deemed collectible. During the nine months ended September 30, 2020, we recorded impairment charges of $34,867,000 related to one held for sale and four held for use properties. During the nine months ended September 30, 2019, we recorded impairment charges of $11,374,000 related to two properties. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
During the nine months ended September 30, 2020, we completed two Triple-net construction project representing $59,201,000 or $224,246 per unit. The following is a summary of Triple-net construction projects, excluding expansions, pending as of September 30, 2020 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Thousand Oaks, CA	82	$24,870	$18,157	4Q20
Droitwich, UK	70	16,364	14,339	4Q20
Redhill, UK	76	20,544	11,118	2Q21
Leicester, UK	60	14,472	4,491	1Q22
Wombourne, UK	66	15,505	4,062	2Q22
	354	$91,755	$52,167
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

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$289,321	3.27%	$287,952	3.63%	$306,038	3.60%	$288,386	3.63%
Debt extinguished	(176,875)	2.03%	—	—%	(176,875)	2.03%	—	—%
Debt transferred	—	—%	12,072	3.89%	—	—%	12,072	3.89%
Principal payments	(1,101)	5.16%	(1,037)	5.17%	(3,203)	5.16%	(2,945)	5.22%
Foreign currency	11,341	2.35%	(5,986)	2.95%	(3,274)	3.53%	(4,512)	3.23%
Ending balance	$122,686	4.91%	$293,001	3.64%	$122,686	4.91%	$293,001	3.64%
		0.0355003165979432
Monthly averages	$164,836	4.19%	$291,300	3.64%	$242,312	3.69%	$291,475	3.63%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The decrease in income from unconsolidated entities during the three months ended September 30, 2020 is primarily related to the write-off of Genesis Healthcare straight-line rent receivable balances at unconsolidated entities. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The increase during the nine months ended September 30, 2020, relates primarily to our partner's share of gains on disposal of properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our SSNOI at Welltower Share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2020	September 30, 2019	$	%	September 30, 2020	September 30, 2019	$	%
SSNOI (1)	$84,937	$84,248	$689	0.8%	$202,783	$197,795	$4,988	2.5%
(1) For the three and nine months ended September 30, 2020 and 2019, amounts relate to 294 and 232 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2020	2019	$	%	2020	2019	$	%
Revenues:
Rental income	$171,108	$184,648	$(13,540)	-7%	$548,496	$496,924	$51,572	10%
Interest income	760	358	402	112%	1,687	769	918	119%
Other income	836	183	653	357%	2,681	322	2,359	733%
Total revenues	172,704	185,189	(12,485)	-7%	552,864	498,015	54,849	11%
Property operating expenses	52,728	60,325	(7,597)	-13%	165,024	159,478	5,546	3%
NOI (1)	119,976	124,864	(4,888)	-4%	387,840	338,537	49,303	15%
Other expenses:
Depreciation and amortization	64,151	67,172	(3,021)	-4%	202,554	173,626	28,928	17%
Interest expense	4,287	3,363	924	27%	13,421	10,097	3,324	33%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	741	—	741	n/a
Provision for loan losses	2,399	—	2,399	n/a	2,370	—	2,370	n/a
Impairment of assets	—	3,183	(3,183)	-100%	—	14,062	(14,062)	-100%
Other expenses	781	524	257	49%	8,244	1,274	6,970	547%
	71,618	74,242	(2,624)	-4%	227,330	199,059	28,271	14%
Income (loss) from continuing operations before income taxes and other items	48,358	50,622	(2,264)	-4%	160,510	139,478	21,032	15%
Income (loss) from unconsolidated entities	2,120	1,845	275	15%	5,372	5,394	(22)	—%
Gain (loss) on real estate dispositions, net	171,604	(482)	172,086	n/a	524,190	(489)	524,679	n/a
Income from continuing operations	222,082	51,985	170,097	327%	690,072	144,383	545,689	378%
Net income (loss)	222,082	51,985	170,097	327%	690,072	144,383	545,689	378%
Less: Net income (loss) attributable to noncontrolling interests	154	2,111	(1,957)	-93%	(370)	3,918	(4,288)	-109%
Net income (loss) attributable to common stockholders	$221,928	$49,874	$172,054	345%	$690,442	$140,465	$549,977	392%

(1) See Non-GAAP Financial Measures.
Rental income has decreased for the three month period ending September 30, 2020 due primarily to significant dispositions that have closed during second and third quarters of the current year. The increase in rental income for the nine months ended September 30, 2020 is primarily attributable to acquisitions of new properties and the conversion of newly constructed outpatient medical properties, particularly the $1.25 billion CNL Healthcare Properties portfolio acquisition that closed in May 2019, partially offset by 2020 dispositions. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended September 30, 2020, our consolidated outpatient medical portfolio signed 146,538 square feet of new leases and 411,113 square feet of renewals. The weighted-average term of these leases was six years, with a rate of $32.71 per square foot and tenant improvement and lease commission costs of $18.01 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.5% to 3.5%. In addition, our Outpatient Medical tenants are experiencing temporary medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures or decisions by patients to delay treatments which may adversely effect their ability to make contractual rent payments. We have either collected or approved

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
short term deferrals for over 99% of rent due in the third quarter, consisting of 97% cash collections and 2% of short term deferrals. In most cases, unless local ordinances mandate otherwise, the deferred rent represents two months of rent with expected repayment by the end of the year. Furthermore, collections of deferred rent due in the third quarter under executed deferrals was over 99%.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of outpatient medical facilities, offset by dispositions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the nine months ended September 30, 2019, we recognized impairment charges $14,062,000 related to three held for sale properties as the carrying values exceeded the estimated fair values less costs to sell. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices. The increase in other expense during the nine months ended September 30, 2020 is primarily due to noncapitalizable transaction costs from acquisitions no longer expected to be consummated.
During the nine months ended September 30, 2020, we completed three Outpatient Medical construction projects representing $43,493,000 or $306 per square foot. The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of September 30, 2020 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$105,306	$99,616	1Q21
Kalamazoo, MI	40,607	14,267	946	3Q21
	181,562	$119,573	$100,562
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
		Wtd. Ave		Wtd. Ave		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$559,043	3.59%	$383,850	4.22%	$572,267	3.97%	$386,738	4.20%
Debt extinguished	—	—%	—	—%	(8,393)	4.40%	—	—%
Principal payments	(2,526)	4.62%	(1,528)	4.97%	(7,357)	4.63%	(4,416)	5.03%
Ending balance	$556,517	3.58%	$382,322	4.09%	$556,517	3.58%	$382,322	4.09%

Monthly averages	$557,773	3.58%	$383,084	4.17%	$565,331	3.77%	$384,590	4.21%
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
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2020	2019	$	%	2020	2019	$	%
Revenues:
Other income	$1,177	$841	$336	40%	$1,968	$3,452	$(1,484)	-43%
Total revenue	1,177	841	336	40%	1,968	3,452	(1,484)	-43%
Property operating expenses	1,718	—	1,718	n/a	1,718	—	1,718	n/a
NOI (1)	(541)	841	(1,382)	-164%	250	3,452	(3,202)	-93%
Expenses:
Interest expense	105,766	114,548	(8,782)	-8%	328,935	351,894	(22,959)	-7%
General and administrative expenses	31,003	31,019	(16)	—%	100,546	100,042	504	1%
Loss (gain) on extinguishment of debt, net	33,004	64,374	(31,370)	-49%	33,004	80,093	(47,089)	-59%
Other expenses	1,470	3,884	(2,414)	-62%	8,722	10,126	(1,404)	-14%
	171,243	213,825	(42,582)	-20%	471,207	542,155	(70,948)	-13%
Loss from continuing operations before income taxes and other items	(171,784)	(212,984)	41,200	19%	(470,957)	(538,703)	67,746	13%
Income tax (expense) benefit	(2,003)	(3,968)	1,965	50%	(9,678)	(7,789)	(1,889)	-24%
Loss from continuing operations	(173,787)	(216,952)	43,165	20%	(480,635)	(546,492)	65,857	12%
Net loss attributable to common stockholders	$(173,787)	$(216,952)	$43,165	20%	$(480,635)	$(546,492)	$65,857	12%

(1) See Non-GAAP Financial Measures.
Property operating expenses represent insurance costs related to our captive insurance company formed as of July 1, 2020 which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense or the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2020	2019	$	%	2020	2019	$	%
Senior unsecured notes	$100,354	$100,356	$(2)	—%	$302,029	$307,587	$(5,558)	-2%
Unsecured credit facility and commercial paper program	1,156	10,300	(9,144)	-89%	14,140	32,978	(18,838)	-57%
Loan expense	4,256	3,892	364	9%	12,766	11,329	1,437	13%
Totals	$105,766	$114,548	$(8,782)	-8%	$328,935	$351,894	$(22,959)	-7%
The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 for additional information. The change in interest expense on our unsecured revolving credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 for additional information regarding our unsecured revolving credit facility and commercial paper program. The loss on extinguishment recognized during the nine months ended September 30, 2020 is due primarily to the early extinguishment of $160,872,000 of our 3.75% senior unsecured notes due March 2023 and $265,376,000 of our 3.95% senior unsecured notes due September 2023. The loss on extinguishment recognized during the nine months ended September 30, 2019 is due primarily to the early extinguishment of the $600,000,000 of 4.125% senior unsecured notes due 2019 and the $450,000,000 of 6.125% senior unsecured notes due 2020 in March 2019, and the early extinguishment of the $450,000,000 of 4.95% senior unsecured notes due 2021 and $600,000,000 of 5.25% senior unsecured notes due 2022 in September 2019.
General and administrative expenses as a percentage of consolidated revenues for the three months ended September 30, 2020 and 2019 were 2.99% and 2.45%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.

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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or seven full quarters after acquisition or being placed into service for the QTD Pool and the YTD Pool, respectively. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or seven full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or seven full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or seven full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and UK properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding unconsolidated entities and including adjustments for stock-based compensation expense, provision for loan losses, gains/losses on extinguishment of debt, gains/loss/impairments on properties, gains/losses on derivatives and financial instruments, other expense, additional other income and other impairment charges. We believe that EBITDA and Adjusted EBITDA, along with net income, are important supplemental measures because they provide additional information to assess and evaluate the performance of our operations. We primarily use these measures to determine our interest coverage ratio, which represents EBITDA and Adjusted EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA and Adjusted EBITDA divided by fixed charges. Fixed charges include total interest and secured debt principal amortization. Covenants in our unsecured senior notes and primary credit facility contain financial ratios based on a definition of EBITDA and Adjusted EBITDA that is specific to those agreements. Our leverage ratios are defined as the proportion of net debt to total capitalization and include book capitalization, undepreciated book capitalization and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt, excluding operating lease liabilities, less cash and cash equivalents and any IRC Section 1031 deposits), total equity and redeemable noncontrolling

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock.
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2020	2020	2020	2019	2019	2019	2019
Net income (loss)	$394,978	$159,216	$329,380	$240,136	$647,932	$150,040	$292,302
Loss (gain) on real estate dispositions, net	(484,304)	(155,863)	(262,824)	(12,064)	(570,250)	1,682	(167,409)
Loss (income) from unconsolidated entities	5,981	(1,332)	3,692	(57,420)	(3,262)	9,049	9,199
Income tax expense (benefit)	2,003	2,233	5,442	(4,832)	3,968	1,599	2,222
Other expenses	11,544	19,411	6,292	16,042	6,186	21,628	8,756
Impairment of assets	23,313	75,151	27,827	98	18,096	9,939	—
Provision for loan losses	2,857	1,422	7,072	—	—	—	18,690
Loss (gain) on extinguishment of debt, net	33,004	249	—	2,612	65,824	—	15,719
Loss (gain) on derivatives and financial instruments, net	1,395	1,434	7,651	(5,069)	1,244	1,913	(2,487)
General and administrative expenses	31,003	34,062	35,481	26,507	31,019	33,741	35,282
Depreciation and amortization	255,532	265,371	274,801	262,644	272,445	248,052	243,932
Interest expense	124,851	126,357	142,007	131,648	137,343	141,336	145,232
Consolidated net operating income (NOI)	$402,157	$527,711	$576,821	$600,302	$610,545	$618,979	$601,438

NOI by segment:
Seniors Housing Operating	$174,361	$178,137	$243,257	$242,453	$254,155	$278,212	$264,700
Triple-net	108,361	220,056	194,427	226,837	230,685	227,935	233,286
Outpatient Medical	119,976	129,143	138,721	130,498	124,864	112,378	101,295
Non-segment/corporate	(541)	375	416	514	841	454	2,157
Total NOI	$402,157	$527,711	$576,821	$600,302	$610,545	$618,979	$601,438

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30, 2020	September 30, 2019
NOI Reconciliations:
Net income (loss)	$883,574	$1,090,274
Loss (gain) on real estate dispositions, net	(902,991)	(735,977)
Loss (income) from unconsolidated entities	8,341	14,986
Income tax expense (benefit)	9,678	7,789
Other expenses	37,247	36,570
Impairment of assets	126,291	28,035
Provision for loan losses	11,351	18,690
Loss (gain) on extinguishment of debt, net	33,253	81,543
Loss (gain) on derivatives and financial instruments, net	10,480	670
General and administrative expenses	100,546	100,042
Depreciation and amortization	795,704	764,429
Interest expense	393,215	423,911
Consolidated net operating income (NOI)	$1,506,689	$1,830,962

NOI by segment:
Seniors Housing Operating	$595,755	$797,067
Triple-net	522,844	691,906
Outpatient Medical	387,840	338,537
Non-segment/corporate	250	3,452
Total NOI	$1,506,689	$1,830,962

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	QTD Pool		YTD Pool
	Three Months Ended		Nine Months Ended
SSNOI Reconciliations:	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Seniors Housing Operating:
Consolidated NOI	$174,361	$254,155	$595,755	$797,067
NOI attributable to unconsolidated investments	12,323	16,434	40,554	48,896
NOI attributable to noncontrolling interests	(11,306)	(20,120)	(40,804)	(61,990)
NOI attributable to non-same store properties	(13,227)	(27,331)	(135,172)	(208,045)
Non-cash NOI attributable to same store properties	(1,008)	(3,880)	(2,872)	(3,462)
Currency and ownership adjustments (1)	458	1,539	3,807	5,505
SSNOI at Welltower Share	161,601	220,797	461,268	577,971

Triple-net:
Consolidated NOI	108,361	230,685	522,844	691,906
NOI attributable to unconsolidated investments	(1,288)	5,133	8,978	15,399
NOI attributable to noncontrolling interests	(14,328)	(14,581)	(44,080)	(43,717)
NOI attributable to non-same store properties	(26,916)	(31,053)	(91,869)	(123,923)
Non-cash NOI attributable to same store properties	109,451	(16,015)	81,605	(46,137)
Currency and ownership adjustments (1)	156	1,016	1,099	800
SSNOI at Welltower Share	175,436	175,185	478,577	494,328

Outpatient Medical:
Consolidated NOI	119,976	124,864	387,840	338,537
NOI attributable to unconsolidated investments	2,624	390	6,148	1,007
NOI attributable to noncontrolling interests	(4,179)	(7,526)	(11,923)	(20,784)
NOI attributable to non-same store properties	(27,305)	(20,252)	(157,432)	(85,441)
Non-cash NOI attributable to same store properties	(1,438)	(1,912)	(1,043)	(1,834)
Currency and ownership adjustments (1)	(4,741)	(11,316)	(20,807)	(33,690)
SSNOI at Welltower Share	84,937	84,248	202,783	197,795

SSNOI at Welltower Share:
Seniors Housing Operating	161,601	220,797	461,268	577,971
Triple-net	175,436	175,185	478,577	494,328
Outpatient Medical	84,937	84,248	202,783	197,795
Total	$421,974	$480,230	$1,142,628	$1,270,094

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.32 and to translate UK properties at a GBP/USD rate of 1.30.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	515	652	321	1,488	515	652	321	1,488
Unconsolidated properties	84	39	49	172	84	39	49	172
Total properties	599	691	370	1,660	599	691	370	1,660
Recent acquisitions/development conversions(1)	(25)	(8)	(60)	(93)	(70)	(12)	(122)	(204)
Under development	(25)	(5)	(2)	(32)	(25)	(5)	(2)	(32)
Under redevelopment(2)	(10)	(1)	(2)	(13)	(11)	(1)	(2)	(14)
Current held for sale	(8)	(2)	(4)	(14)	(8)	(2)	(4)	(14)
Land parcels, loans and subleases	(10)	(17)	(8)	(35)	(10)	(17)	(8)	(35)
Transitions(3)	(9)	(9)	—	(18)	(72)	(24)	—	(96)
Other	—	—	—	—	(1)	—	—	(1)
Same store properties	512	649	294	1,455	402	630	232	1,264

(1) Acquisitions and development conversions will enter the QTD Pool and YTD Pool five full quarters and seven full quarters after acquisition or certificate of occupancy, respectively.
(2) Redevelopment properties will enter the QTD Pool and YTD Pool after five full quarters and seven full quarters of operations post redevelopment completion, respectively.
(3) Transitioned properties will enter the QTD Pool and YTD Pool after five full quarters and seven full quarters of operations with the new operator in place or under the new structure, respectively.
The table below reflects the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/loss on real estate dispositions and impairment of assets. Amounts are in thousands except for per share data.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2020	2020	2020	2019	2019	2019	2019
Net income attributable to common stockholders	$325,585	$179,246	$310,284	$224,324	$589,876	$137,762	$280,470
Depreciation and amortization	255,532	265,371	274,801	262,644	272,445	248,052	243,932
Impairment of assets	23,313	75,151	27,827	98	18,096	9,939	—
Loss (gain) on real estate dispositions, net	(484,304)	(155,863)	(262,824)	(12,064)	(570,250)	1,682	(167,409)
Noncontrolling interests	48,559	(42,539)	(9,409)	(14,895)	31,347	(18,889)	(17,760)
Unconsolidated entities	16,329	14,231	15,445	16,191	10,864	11,475	19,150
FFO	$185,014	$335,597	$356,124	$476,298	$352,378	$390,021	$358,383

Average diluted shares outstanding	418,987	419,121	412,420	407,904	406,891	406,673	393,452

Per diluted share data:
Net income attributable to common stockholders(1)	$0.77	$0.42	$0.75	$0.55	$1.45	$0.34	$0.71
FFO	$0.44	$0.80	$0.86	$1.17	$0.87	$0.96	$0.91

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2020	2019
Net income attributable to common stockholders	$815,115	$1,008,108
Depreciation and amortization	795,704	764,429
Impairment of assets	126,291	28,035
Loss (gain) on real estate dispositions, net	(902,991)	(735,977)
Noncontrolling interests	(3,389)	(5,302)
Unconsolidated entities	46,005	41,489
FFO	$876,735	$1,100,782

Average diluted common shares outstanding:	416,860	402,412

Per diluted share data:
Net income attributable to common stockholders(1)	$1.94	$2.51
FFO	$2.10	$2.74

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2020		2020		2020		2019		2019		2019		2019
Net income (loss)	$394,978		$159,216		$329,380		$240,136		$647,932		$150,040		$292,302
Interest expense	124,851		126,357		142,007		131,648		137,343		141,336		145,232
Income tax expense (benefit)	2,003		2,233		5,442		(4,832)		3,968		1,599		2,222
Depreciation and amortization	255,532		265,371		274,801		262,644		272,445		248,052		243,932
EBITDA	$777,364		$553,177		$751,630		$629,596		$1,061,688		$541,027		$683,688

Interest Coverage Ratio:
Interest expense	$124,851		$126,357		$142,007		$131,648		$137,343		$141,336		$145,232
Non-cash interest expense	(3,973)		(1,914)		(8,125)		(734)		(1,988)		(752)		(5,171)
Capitalized interest	3,947		4,541		4,746		4,868		4,148		3,929		2,327
Total interest	124,825		128,984		138,628		135,782		139,503		144,513		142,388
EBITDA	$777,364		$553,177		$751,630		$629,596		$1,061,688		$541,027		$683,688
Interest coverage ratio	6.23	x	4.29	x	5.42	x	4.64	x	7.61	x	3.74	x	4.80	x

Fixed Charge Coverage Ratio:
Total interest	$124,825		$128,984		$138,628		$135,782		$139,503		$144,513		$142,388
Secured debt principal payments	15,876		15,183		15,526		13,977		13,121		13,684		13,543
Total fixed charges	140,701		144,167		154,154		149,759		152,624		158,197		155,931
EBITDA	$777,364		$553,177		$751,630		$629,596		$1,061,688		$541,027		$683,688
Fixed charge coverage ratio	5.52	x	3.84	x	4.88	x	4.20	x	6.96	x	3.42	x	4.38	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended
	September 30,		September 30,
EBITDA Reconciliations:	2020		2019
Net income (loss)	$883,574		$1,090,274
Interest expense	393,215		423,911
Income tax expense (benefit)	9,678		7,789
Depreciation and amortization	795,704		764,429
EBITDA	$2,082,171		$2,286,403

Interest Coverage Ratio:
Interest expense	$393,215		$423,911
Non-cash interest expense	(14,012)		(7,911)
Capitalized interest	13,234		10,404
Total interest	392,437		426,404
EBITDA	$2,082,171		$2,286,403
Interest coverage ratio	5.31	x	5.36	x

Fixed Charge Coverage Ratio:
Total interest	$392,437		$426,404
Secured debt principal payments	46,585		40,348
Total fixed charges	439,022		466,752
EBITDA	$2,082,171		$2,286,403
Fixed charge coverage ratio	4.74	x	4.90	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2020		2020		2020		2019		2019		2019		2019
Net income	$1,123,710		$1,376,664		$1,367,488		$1,330,410		$1,214,970		$651,264		$668,497
Interest expense	524,863		537,355		552,334		555,559		568,280		568,969		549,049
Income tax expense (benefit)	4,846		6,811		6,177		2,957		9,293		7,066		9,308
Depreciation and amortization	1,058,348		1,075,261		1,057,942		1,027,073		1,007,263		977,967		966,190
EBITDA	2,711,767		2,996,091		2,983,941		2,915,999		2,799,806		2,205,266		2,193,044
Loss (income) from unconsolidated entities	(49,079)		(58,322)		(47,941)		(42,434)		14,791		17,709		7,411
Stock-based compensation expense (1)	25,485		24,229		24,601		25,047		25,347		26,113		23,618
Loss (gain) on extinguishment of debt, net	35,865		68,685		68,436		84,155		81,596		19,810		20,109
Loss (gain) on real estate dispositions, net	(915,055)		(1,001,001)		(843,456)		(748,041)		(777,890)		(232,363)		(244,800)
Impairment of assets	126,389		121,172		55,960		28,133		104,057		92,701		87,394
Provision for loan losses	11,351		8,494		7,072		18,690		18,690		18,690		18,690
Loss (gain) on derivatives and financial instruments, net	5,411		5,260		5,739		(4,399)		2,296		10,043		670
Other expenses (1)	52,630		46,971		48,327		51,052		45,512		126,994		117,942
Other impairment (2)	146,508		34,110		32,268		—		—		—		—
Additional other income	—		—		—		—		(4,027)		(4,027)		(14,832)
Adjusted EBITDA	$2,151,272		$2,245,689		$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246

Adjusted Interest Coverage Ratio:
Interest expense	$524,863		$537,355		$552,334		$555,559		$568,280		$568,969		$549,049
Capitalized interest	18,102		18,303		17,691		15,272		11,952		9,725		7,896
Non-cash interest expense	(14,746)		(12,761)		(11,599)		(8,645)		(11,218)		(10,888)		(11,852)
Total interest	528,219		542,897		558,426		562,186		569,014		567,806		545,093
Adjusted EBITDA	$2,151,272		$2,245,689		$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246
Adjusted interest coverage ratio	4.07	x	4.14	x	4.18	x	4.14	x	4.06	x	4.02	x	4.05	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$528,219		$542,897		$558,426		$562,186		$569,014		$567,806		$545,093
Secured debt principal payments	60,562		57,807		56,308		54,325		54,342		55,129		55,584
Preferred dividends	—		—		—		—		11,676		23,352		35,028
Total fixed charges	588,781		600,704		614,734		616,511		635,032		646,287		635,705
Adjusted EBITDA	$2,151,272		$2,245,689		$2,334,947		$2,328,202		$2,310,178		$2,280,936		$2,209,246
Adjusted fixed charge coverage ratio	3.65	x	3.74	x	3.80	x	3.78	x	3.64	x	3.53	x	3.48	x

(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.
(2) Represents write-off of straight-line rent receivable deemed uncollectible.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2019	2019	2019	2019
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$844,985	$1,587,597	$1,334,586	$1,869,188	$419,293
Long-term debt obligations (1)	13,889,030	14,543,485	13,228,433	13,436,365	12,463,680	13,390,344	12,371,729
Cash and cash equivalents (2)	(2,096,571)	(1,766,819)	(303,423)	(284,917)	(265,788)	(268,666)	(249,127)
Total net debt	11,792,459	12,776,666	13,769,995	14,739,045	13,532,478	14,990,866	12,541,895
Total equity and noncontrolling interests(3)	17,291,155	17,263,672	17,495,696	16,982,504	16,696,070	16,452,806	16,498,376
Book capitalization	$29,083,614	$30,040,338	$31,265,691	$31,721,549	$30,228,548	$31,443,672	$29,040,271
Net debt to book capitalization ratio	41%	43%	44%	46%	45%	48%	43%

Undepreciated book capitalization:
Total net debt	$11,792,459	$12,776,666	$13,769,995	$14,739,045	$13,532,478	$14,990,866	$12,541,895
Accumulated depreciation and amortization	6,002,775	6,001,177	5,910,979	5,715,459	5,769,843	5,539,435	5,670,111
Total equity and noncontrolling interests(3)	17,291,155	17,263,672	17,495,696	16,982,504	16,696,070	16,452,806	16,498,376
Undepreciated book capitalization	$35,086,389	$36,041,515	$37,176,670	$37,437,008	$35,998,391	$36,983,107	$34,710,382
Net debt to undepreciated book capitalization ratio	34%	35%	37%	39%	38%	41%	36%

Market capitalization:
Common shares outstanding	417,305	417,302	417,391	410,257	405,758	405,254	403,740
Period end share price	$55.09	$51.75	$45.78	$81.78	$90.65	$81.53	$77.60
Common equity market capitalization	$22,989,332	$21,595,379	$19,108,160	$33,550,817	$36,781,963	$33,040,359	$31,330,224
Total net debt	11,792,459	12,776,666	13,769,995	14,739,045	13,532,478	14,990,866	12,541,895
Noncontrolling interests(3)	1,183,281	1,215,532	1,362,913	1,442,060	1,430,005	1,458,351	1,419,885
Market capitalization	$35,965,072	$35,587,577	$34,241,068	$49,731,922	$51,744,446	$49,489,576	$45,292,004
Net debt to market capitalization ratio	33%	36%	40%	30%	26%	30%	28%

(1) Amounts include senior unsecured notes, secured debt and lease liabilities related to financing leases, as reflected on our Consolidated Balance Sheet. Operating lease liabilities related to the ASC 842 adoption are excluded.

(2) Inclusive of IRC section 1031 deposits of $381 million at September 30, 2020 and $88 million at June 30, 2020. September 30, 2020 also includes $112 million of restricted cash related to secured debt that was defeased in September and subsequently extinguished in October 2020.

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

	September 30, 2020		December 31, 2019
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$9,855,632	$(732,347)	$9,724,691	$(751,848)
Secured debt	1,707,919	(60,007)	1,814,229	(69,756)
Totals	$11,563,551	$(792,354)	$11,538,920	$(821,604)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At September 30, 2020, we had $2,318,914,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $23,189,000. At December 31, 2019, we had $3,470,584,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $34,706,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2020, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $5,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2020		December 31, 2019
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency forward contracts	$76,244	$11,786	$26,767	$12,136
Debt designated as hedges	1,544,350	15,444	1,586,116	15,861
Totals	$1,620,594	$27,230	$1,612,883	$27,997
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2020, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the third quarter ended September 30, 2020 are as shown in the table below.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the three months ended September 30, 2020.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2020 through July 31, 2020	2,094	$51.26	—	$—
August 1, 2020 through August 31, 2020	3,076	51.54	—	—
September 1, 2020 through September 30, 2020	176	56.59	—	—
Totals	5,346	$51.59	—	$992,348,000
.
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Settlement Agreement by and between Thomas J. DeRosa and Welltower Inc. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	October 29, 2020	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	October 29, 2020	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2020	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Senior Vice President and Controller (Principal Accounting Officer)