Form 10-K
period 2020-12-31
WELLTOWER INC.
filed 2021-02-10
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,561,545,000.
As of January 29, 2021, the registrant had 417,383,039 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 6, 2021, are incorporated by reference into Part III.

WELLTOWER INC. AND SUBSIDIARIES
2020 FORM 10-K ANNUAL REPORT

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
Portfolio of Properties
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2020.
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
Seniors Apartments Seniors apartments generally refer to age-restricted multi-unit housing with self-contained living units for older adults, usually aged 55+ who are able to care for themselves. Seniors apartments generally do not offer other additional services such as meals.
Independent Living and Independent Supportive Living (Canada)  Independent living and independent supportive living generally refers to age-restricted, multifamily properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities.
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
Alzheimer’s/Dementia Care  Alzheimer's/Dementia Care refers to state-regulated rental properties that generally provide assisted living and independent living services, but also provide supportive care to residents with memory loss, Alzheimer's disease and/or other types of dementia. Amenities vary, but may include enhanced security, specialized design features and memory-enhancing therapies that promote relaxation and help slow cognitive decline.
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
Our Seniors Housing Operating segment accounted for 67%, 67% and 69% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had relationships with 27 operators to manage our Seniors Housing Operating properties. In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract. We rely on our partners to effectively and efficiently manage these properties. For the year ended December 31, 2020, our relationship with Sunrise Senior Living accounted for approximately 37% of our Seniors Housing Operating segment revenues and 25% of our total revenues. Additionally Revera accounted for approximately 12% of our Seniors Housing Operating segment revenues and 8% of our total revenues. Revera owns a controlling interest in Sunrise Senior Living.
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
Long-Term/Post-Acute Care Facilities  Post-acute care is at the leading edge of reducing health care costs while improving quality. These high-impact centers help patients recover from illness or surgery with the goals of getting the patient home and healed faster and reducing hospital readmission rates. Our long-term/post-acute care properties generally offer skilled nursing/post-acute care, inpatient rehabilitation and long-term acute care services. Skilled nursing/post-acute care refers to licensed daily rate or rental properties where most individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement in the U.S. or provincial reimbursement in Canada. All properties offer some level of rehabilitation services. Some properties focus on higher acuity patients and offer rehabilitation units specializing in cardiac, orthopedic, dialysis, neurological or pulmonary rehabilitation. Inpatient rehabilitation properties provide intensive inpatient services after illness, injury or surgery to patients able to tolerate and benefit from three hours of rehabilitation per day. Long-term acute care properties provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than is available in most skilled nursing/post-acute care properties.
Our Triple-net segment accounted for 17%, 19% and 19% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2020, our revenues related to our relationship with ProMedica Health System ("ProMedica") accounted for approximately 27% of our Triple-net segment revenues and 5% of total revenues. As of December 31, 2020, our relationship with ProMedica was comprised of a master lease for 215 properties owned by a joint venture landlord of which we own 80%. In addition to rent, the master lease requires ProMedica to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases. All obligations under the master lease have been guaranteed by ProMedica.
During 2020, Genesis Healthcare ("Genesis") indicated substantial doubt as to their ability to continue as a going concern. As a result, effective July 1, 2020, we have written off all existing straight-line rent receivable balances of $91,025,000 as a reduction to rental income and now recognize rental income from Genesis on a cash basis. For the year ended December 31, 2020, our revenues related to our relationship with Genesis accounted for approximately 4% of our Triple-net segment revenues and 1% of our total revenues. As of December 31, 2020, our relationship with Genesis was comprised of two master leases for 52 properties owned 100% by us, six loans with a balance net of allowance for credit losses of $136,162,000, approximately 9.5 million shares of GEN Series A common stock (representing approximately 9% of total GEN common stock) and a 25% ownership stake in an unconsolidated joint venture that includes two master leases for 28 properties operated by Genesis. In addition to rent, the master leases require Genesis to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases. All obligations under the master lease have been guaranteed by FC-GEN Operations Investment, LLC, a subsidiary of Genesis and Genesis is current on all obligations to Welltower through December 31, 2020.

Outpatient Medical
Outpatient Medical Buildings  Demand for outpatient medical services is growing as more procedures are performed safely and efficiently outside the hospital setting. State-of-the-art outpatient centers are needed in accessible, consumer-friendly locations. Our portfolio of outpatient medical buildings is an integral part of creating health care provider connectivity in local markets and generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Approximately 92% of our outpatient medical building portfolio is affiliated with health systems (buildings directly on or adjacent to hospital campuses or with tenants that are satellite locations for the health system and its physicians). We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management. Our Outpatient Medical segment accounted for 16%, 13% and 12% of total revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively. No single tenant exceeds 20% of segment revenues.
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
At December 31, 2020, approximately 95% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. We believe this bundling feature benefits us because the tenant cannot limit the purchase or renewal to better performing properties and terminate the leasing arrangement with respect to poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts. In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.
Our outpatient medical portfolio is primarily self-managed and consists principally of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2020, 77% of our portfolio included leases with full pass through, 20% with a partial expense reimbursement (modified gross) and 3% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of six years at December 31, 2020 and are often credit enhanced by security deposits, guarantees and/or letters of credit.

Construction  We provide for the construction of properties for tenants primarily as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guarantees. At December 31, 2020, we had outstanding construction investments of $487,742,000 and were committed to provide additional funds of approximately $622,108,000 to complete construction for investment properties. We also provide for construction loans which, depending on the terms and conditions, could be treated as loans, real property or investments in unconsolidated entities.
Loans  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees. Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. At December 31, 2020, we had outstanding loans, net of allowances, of $683,641,000 with an interest yield of approximately 7.7% per annum. Our yield on loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The loans outstanding at December 31, 2020 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term.
Investments in Unconsolidated Entities Investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies are reported under the equity method of accounting. Our investments in unconsolidated entities generally represent interests ranging from 10% to 65% in real estate assets. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.
In Substance Real Estate Additionally, we provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments, accounted for using the equity method, and are presented as investments in unconsolidated entities. We have made loans totaling $333,934,000 related to eight properties as of December 31, 2020, which are classified as in substance real estate investments.
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
The operators/tenants of our properties compete with properties that provide comparable services in the local markets. Operators/tenants compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences (including a preference for home health services instead of residing in one of our communities), physicians, staff and price. Throughout the COVID-19 pandemic, seniors housing operators have experienced broad-based occupancy declines and as a result, we expect competition to increase in 2021 and beyond as operators attempt to fill unoccupied units. We also face competition from other health care facilities for tenants, such as physicians and other health care providers that provide comparable facilities and services.
For additional information on the risks associated with our business, please see “Item 1A — Risk Factors” of this Annual Report on Form 10-K.
Environmental, Social and Governance ("ESG")
We are committed to operating in a responsible, transparent and sustainable manner. Our leadership and Board of Directors (through the Nominating and Governance Committee), oversee and advance our ESG initiatives. They recognize that focusing on ESG engagement, integration and impact benefit our stakeholders and are fundamental to our business. Our corporate responsibility and sustainability strategy is focused on adopting the best ESG practices across our business and we were recognized for our leadership in this space over the past year in the following ways:
•Named by S&P Global in collaboration with RobecoSAM for the third consecutive year in the 2020 edition of The Sustainability Yearbook;
•Named to top 20 percent of Newsweek’s America’s Most Responsible Companies list for the second consecutive year;
•Named to Corporate Responsibility Magazine’s 21st annual 100 Best Corporate Citizens list for the second consecutive year;
•Named to 2020 Dow Jones Sustainability World Index for the third consecutive year and the North American Index for the fifth consecutive year;
•Recognized on Management band level with a “B” score by CDP for taking coordinated action on climate issues;
•Recognized as Energy Star Partner of the Year for the second time;
•Listed on the FTSE4Good Index since 2012;
•Achieved Gold Level 2020 Green Lease Leader status by the Institute for Market Transformation and the U.S. Department of Energy’s Better Buildings Alliance, after several prior years of repeated recognition;
•Named to the Bloomberg Gender-Equality Index for the second consecutive year; and
•Named to the Workplace Health Achievement Index by the American Heart Association for the third consecutive year.
Environmental We strive to reduce our environmental impact by increasing energy and water efficiency, reducing greenhouse gas emissions, investing in projects that reduce energy and water consumption that meet our rate of return thresholds, and focusing on the environmental aspects within our supply chain. After several years of portfolio and program evolution, along with our increased ability to collect data in partnership with our operators and tenants, our property-level sustainability dataset (energy, GHG, water, and waste) is evolving to become a set of tools for benchmarking. Our self-managed Outpatient Medical portfolio is benchmarked in EPA ENERGY STAR Portfolio Manager (ESPM) and we regularly engage with our operators on

Energy Star, utility bill aggregators, utilities, and others to add to our number of ESPM benchmarked properties throughout our portfolio. As a result, in 2019 we reset and launched new environmental goals that provide a broader and more inclusive representation of our portfolio. We are targeting a 10% reduction in greenhouse gas emissions and energy and water usage by 2025 from our 2018 baseline. As of the end of 2019, we reduced greenhouse gas emissions by 8.5%, energy consumption by 2.1% and water consumption by 5%.
We have comprehensive employee, tenant and vendor engagement programs in place focused on operational strategies to drive energy and water efficiency. In 2019 and 2020, we issued guidance with accompanying training to assist our managers and operators to successfully benchmark their buildings and to engage our tenants to improve energy and water efficiency as well as increase their recycling diversion rates. We continue to not only monitor adherence and compliance with this guidance in connection with our sustainability reporting, but also work to expand its utilization throughout our portfolio.
In December 2019, we issued our inaugural green bond of $500,000,000 of 2.700% notes due 2027. The net proceeds from the offering will be used to fund renewable energy, water conservation, energy efficiency and green building projects. We are the first healthcare REIT to successfully complete a green bond issuance.
We understand that as we continue to make our operations and buildings more sustainable, we also have a responsibility to effectuate the same in our supply chain and our purchasing decisions. We developed a Supplier ESG Survey that was delivered to our highest spend national accounts, which we analyzed and leveraged for compliance and opportunity engagement with suppliers. Additionally, we partner with suppliers that offer take back programs for their products, look for the ENERGY STAR label when purchasing eligible items, seek to purchase office supply products that contain recycled content and purchase paper products that are either Forest Stewardship Council or Sustainable Forestry Initiative certified.
Social We have a number of social initiatives in place that are focused on fostering a more diverse workforce, giving back to our communities and ensuring the health and well-being of our employees, tenants and residents. Over the past six years, since we began reporting the impact of our charitable contributions through programs such as the Welltower Charitable Foundation, we have donated over $40 million to charitable initiatives related to aging, health care, education and the arts.
We value and are committed to our employees. In addition to enhancing progressive talent attraction, development programs and mandatory training for all employees, we have reinforced our already strong commitment to diversity and inclusion through our Diversity Council and the launch of seven new associated ENGs in 2020. These, taken together with other employee initiatives, such as tailored messaging, training and discussions on equality and understanding, support our efforts to compete for and foster talent and inclusiveness in an ever changing workforce.
Governance We have adopted corporate governance practices that meet the dynamic needs of the corporate governance environment. In 2020, we announced changes and appointments to our Board of Directors, resulting in (1) 80% of our Director positions being held by racially and ethnically diverse minorities and women, (2) 50% of our Director positions being held by women, (3) 40% of our Board committees being led by women and (4) the separation of the roles of CEO and Board Chair resulting in the appointment of an independent and racially diverse Chair of the Board. We annually review our policies and procedures and strive to lead through advancement and adherence to impactful areas, such as with our 2020 revision to our human rights policy which included approval by the Board of Directors, no tolerance for modern slavery, and commitment to fair and equal compensation for its employees. Additionally, we improved our already high CDP, Dow Jones Sustainability Index (DJSI), ISS, ISS-ESG, Sustainalytics and Vigeo Eiris scores through enhanced tracking and reporting.
Additional information regarding our ESG programs and initiatives is available in our 2019 Corporate Social Responsibility Report (located on our website at www.welltower.com). Information on our website, including our Corporate Social Responsibility Report or sections thereof, is not incorporated by reference into this Annual Report.
Human Capital
Our employees are our greatest asset. As of December 31, 2020, we had 423 employees (406 located in United States, ten in the United Kingdom, five in Canada and 2 in Luxembourg). We are committed to the success of our people and the unique combination of skills and experiences they bring to achieving our mission.
Employee Development Programs and Performance Management Development through the talent pipeline, recognizing and rewarding performance and providing opportunities for continued growth are the cornerstones of our Human Capital strategy. We offer employees resources, trainings and tools designed to develop future leaders, advance careers and attract and retain talent including but not limited to our rotational associate program, formal mentorship program, manager development training, skill development courses and education assistance. We sustain a high-performance culture by measuring performance, recognizing employee achievements and identifying areas of development and professional growth.
Compensation and Benefits In addition to salary, our compensation and benefits programs include annual short term incentive bonuses, long-term incentive stock plans, a 401(k) plan, an employee stock purchase plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, maternity and caregiver leave, senior wellness leave, employee assistance programs, tuition assistance and health and wellness reimbursement programs, among many others. We annually evaluate and benchmark the consistency and competitiveness of our compensation and benefits programs to ensure fair pay practices that reward performance and support the needs of our employees. We also regularly review our compensation practices, both in terms of our overall workforce and by individual employee, to ensure our compensation and benefits programs are fair and equitable.
Health, Safety and Wellness The success of our business is fundamentally connected to the safety and well-being of our employees, tenants and visitors. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs that support physical, mental and financial well-being. During most of 2020, a large majority of our workforce worked remotely and will continue to do so for the foreseeable future. We have increased leadership updates and other communication, utilizing many forms of technology, to keep employees engaged and informed while out of the office. Additionally, we instituted safety protocols and procedures for essential employees who continued to work in our offices or on-site to manage our properties. We provided access to personal protective equipment, enhanced cleaning and sanitation procedures and required temperature and symptom monitoring. We measure success through monitoring the number of employees that received safety training, measuring progress towards our goal of zero lost time for incidents, and aligning with goals of our signature wellness program ("WELL+Being").
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
•Seniors Housing Facilities  The majority of the revenues received by the operators of U.S. seniors housing facilities are from private pay sources. The remaining revenue source is primarily Medicaid provided under state waiver programs for home and community-based care. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility and reimbursement levels.
•Long-Term/Post-Acute Care Facilities  The majority of the revenues received by the operators of these facilities are from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private payors and patients. Consequently, changes in federal or state reimbursement policies may adversely affect an operator’s ability to cover its expenses, including our rent or debt service. Long-term/post-acute care facilities are subject to periodic pre- and post-payment reviews and other audits by federal and state authorities. A review or audit of a property operator’s claims could result in recoupments, denials or delay of payments in the future. Due to the significant judgments and estimates inherent in payor settlement accounting, no assurance can be given as to the adequacy of any reserves maintained by our property operators to cover potential adjustments to reimbursements or to cover settlements made to payors.
◦Medicare Reimbursement Generally, long-term/post-acute care facilities are reimbursed by Medicare under prospective payment systems, which generally provide reimbursement based upon a predetermined fixed amount per episode of care and are updated by CMS, an agency of the Department of Health and Human Services (“HHS”) annually. There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services. Further, there is risk that Medicare Skilled Nursing Facility ("SNF") payment reforms may impact our tenants and operators. In addition, the HHS Office of Inspector General has released recommendations to address SNF billing practices and Medicare payment rates. If followed, these recommendations regarding SNF payment reform may impact our tenants and operators.
◦Medicaid Reimbursement  Many states reimburse SNFs using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. In most states, Medicaid does not fully reimburse the cost of providing services. Certain states are attempting to slow the rate of Medicaid growth by freezing rates or restricting eligibility and benefits. In addition, Medicaid reimbursement rates may decline if state revenues in a particular state are not sufficient to fund budgeted expenditures.
•Medicare Reimbursement for Physicians, Hospital Outpatient Departments (“HOPDs”), and Ambulatory Surgical Centers (“ASCs”) Changes in reimbursement to physicians, HOPDs and ASCs may further affect our tenants and operators. Generally, Medicare reimburses physicians under the Physician Fee Schedule, while HOPDs and ASCs are reimbursed under prospective payment systems. The Physician Fee Schedule and the HOPD and ASC prospective payment systems are updated annually by CMS. These annual Medicare payment regulations have resulted in lower net pay increases than providers of those services have often expected. In addition, the Medicare and Children’s Health Insurance Program Reauthorization Act of 2015 (“MACRA”) includes payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models like those required under MACRA has the potential to produce funding disparities that could adversely impact some provider tenants in outpatient medical buildings and other health care properties. Changes in Medicare Advantage plan payments may also indirectly affect our operators and tenants that contract with Medicare Advantage plans.
•Health Reform Laws  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”) dramatically altered how health care is delivered and reimbursed in the U.S. and contained various provisions, including Medicaid expansion and the establishment of Health Insurance Exchanges (“HIEs”) providing subsidized health insurance, that may directly impact us or the operators and tenants of our properties. The status of the Health Reform Laws may be subject to change as a result of political, legislative, regulatory and administrative developments and judicial proceedings. While legislative attempts to completely repeal the Health Reform Laws have been unsuccessful to date, there have been multiple attempts to repeal or amend the Health Reform Laws through legislative action and legal challenges. During the Trump Administration, the former president and U.S. Congress sought to modify, repeal or otherwise invalidate all or portions of the Health Reform Laws. For example, in December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act, which included a provision that eliminates the penalty under the Health Reform Laws’ individual mandate, effective in 2019, and could impact the future state of the HIEs established by the Health Reform Laws. In December 2018, a federal district court in Texas ruled the individual mandate was unconstitutional and could not be severed from the Health Reform Laws. As a result, the court ruled the remaining provisions of the Health Reform Laws were also invalid, though the court declined to issue a preliminary injunction with respect to the Health Reform Laws. In December 2019, the Fifth Circuit Court of Appeals agreed that the individual mandate was unconstitutional, but remanded the case back to the district court to reassess how much of the Health Reform Laws would be damaged without the individual mandate provision, and if the individual mandate could indeed be severed. The Fifth Circuit's decision was appealed to the Supreme Court of the United States, which granted certiorari on these issues and conducted an oral argument in November 2020. This litigation is still ongoing, but places great uncertainty upon the longevity and nature of the Health Reform Laws moving forward. There is also uncertainty with respect to the impact the Biden Administration and the new U.S. Congress may have on health reform including through new legislative, executive order, or regulatory efforts and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation, executive order, or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.
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
Federal and State Data Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of personal information, including individually identifiable health information. Violations of these laws may result in substantial civil and/or criminal fines and penalties. The costs to a business such as ours or to an operator of a health care property associated with developing and maintaining programs and systems to comply with data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines, can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Finally, data privacy and security laws and regulations continue to develop, including with regard to HIPAA and U.S. state privacy laws such as the California Consumer Privacy Act and the new California Privacy Rights Act that will go into effect in 2023. As we use data to better inform our investments and the efficacy of care in our communities, these developments may add potential uncertainty towards compliance obligations, business operations or transactions that depend on data. These new privacy laws may create restrictions or requirements in our, our operators' and other business partners' use, sharing and securing of data. New privacy and security laws could require substantial investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations.
United Kingdom
In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations. This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, amongst other things, that all persons carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws currently take the form of the U.K.’s Data Protection Act 2018 and the U.K. General Data Protection Regulation (collectively “U.K. DP Laws”). U.K. DP Laws impose a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €17.50 million, whichever is greater. Entities incorporated in or carrying on a business in the U.K., as well as individuals residing in the U.K., are also subject to the U.K. Bribery Act 2010. The U.K. has national minimum wage legislation with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years. In addition, there is a bill currently going through the U.K. Parliament which will require a care home provider, where entering into a contract for the provision of healthcare or social care services with a local public authority, to enter into mandatory contractual terms to provide the local public authority with evidence that it pays the national minimum wage to all of its employees engaged in the provision of services for which the provider has contracted for (e.g., a national minimum wage record). Further, the Working Time and Holiday Pay Bill 2019-2021 is currently going through the U.K. Parliament, which makes provision for the expiration of the Working Time Regulations 1998, provides for additional regulations governing working time and makes provisions for holiday pay for employees.
The U.K. exited from the EU (“Brexit”) on January 31, 2020. Prior to the end of the Brexit Transition Period on December 31, 2020, the EU and U.K. agreed to a Trade and Cooperation on December 24, 2020, which has been approved by the U.K. Parliament to enter into force, which is currently pending. The impact of Brexit on the U.K. health and care workforce will depend on future migration policy and the barriers or incentives to live in the U.K.
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
Despite the REIT election, we may be subject to U.S. federal income and excise tax as follows:
•To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;
•If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be taxed at the highest corporate rate;
•Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property) will be subject to a 100% tax;
•If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;
•If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and
•We will be subject to a 100% tax on certain amounts from certain transactions involving our “taxable REIT subsidiaries” that are not conducted on an arm’s length basis. See “Qualification as a REIT - Investments in Taxable REIT Subsidiaries.
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
Qualification as a REIT
A REIT is defined as a corporation, trust or association:
1.which is managed by one or more trustees or directors;
2.the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;
3.which would be taxable as a domestic corporation but for the U.S. federal income tax law relating to REITs;
4.which is neither a financial institution nor an insurance company;
5.the beneficial ownership of which is held by 100 or more persons in each taxable year of the REIT except for its first taxable year;
6.not more than 50% in value of the outstanding stock of which is owned during the last half of each taxable year, excluding its first taxable year, directly, indirectly or constructively, by or for five or fewer individuals (which includes certain entities) (the "Five or Fewer Requirement"); and
7. which meets certain income and asset tests described below.
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
The deduction of business interest is limited to 30% (50% in the case of taxable years beginning in 2019 or 2020) of adjusted taxable income, which may limit the deductibility of interest expense by us, our taxable REIT subsidiaries, or our joint venture and partnership arrangements. A “real property trade or business” may irrevocably elect out of the applicability of the limitation, but if it does so it must use the less favorable alternative depreciation system to depreciate real property used in the trade or business. Regulations provide guidance on how to allocate interest deductions among multiple trades or businesses and contain special rules, including a safe harbor, regarding the allocation of a REIT’s interest deductions to a “real property trade or business.”
Income Tests  There are two separate percentage tests relating to our sources of gross income that we must satisfy each taxable year:

•At least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) generally must be directly or indirectly derived each taxable year from “rents from real property,” other income from investments relating to real property or mortgages on real property or certain income from qualified temporary investments.
•At least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) generally must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% gross income test and from dividends (including dividends from taxable REIT subsidiaries) and interest.
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
Rents received by us will qualify as “rents from real property” for purposes of satisfying the gross income tests for a REIT only if several conditions are met:
•The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.
•Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of the tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented.
•If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.”
•For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an “independent contractor” from whom we derive no income, except that we may directly provide services that are usually or customarily rendered in the geographic area in which the property is located in connection with the rental of real property for occupancy only or are not otherwise considered rendered to the occupant for his convenience.
•We may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person who qualifies as an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating health care facilities for any person unrelated to us or our taxable REIT subsidiary (such person, an “eligible independent contractor”). If this is the case, the rent that the REIT receives from the taxable REIT subsidiary generally will be treated as “rents from real property.” A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility that extends medical or nursing or ancillary services to patients and is operated by a provider of such services that is eligible for participation in the Medicare program with respect to such facility.
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
Annual Distribution Requirements  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Prior to 2014, with respect to all REITs the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”). Beginning in tax years after 2014, the preferential dividend rule no longer applies to publicly offered REITs, however, the rule is still applicable to other entities taxed as REITs, which would include several of our subsidiaries. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2020. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A - Risk Factors.”
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
•a citizen or resident of the United States;

•an entity classified as a corporation or partnership, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Internal Revenue Code, has the authority to control all of the trust’s substantial decisions.
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
Definition of a U.S. Holder  A “U.S. holder” is a beneficial owner of a note or notes that is for U.S. federal income tax purposes:
•a citizen or resident of the United States;
•a corporation, partnership or other entity classified as a corporation or partnership for these purposes, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Internal Revenue Code, has the authority to control all of the trust’s substantial decisions.
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
Sale, Exchange or Other Disposition of Notes  The adjusted tax basis in your note will generally be your cost. You generally will recognize taxable gain or loss when you sell or otherwise dispose of your notes equal to the difference, if any, between:
•the amount realized on the sale or other disposition, less any amount attributable to any accrued interest, which will be taxable in the manner described under “Payments of Interest” above; and
•your adjusted tax basis in the notes.
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
U.S. Federal Withholding Tax  Subject to the discussion below, U.S. federal withholding tax will not apply to payments by us or our paying agent, in its capacity as such, of principal and interest on your notes under the “portfolio interest” exception of the Internal Revenue Code, provided that:
•you do not, directly or indirectly, actually or constructively, own 10% or more of the total combined voting power of all classes of our stock entitled to vote;
•you are not (1) a controlled foreign corporation for U.S. federal income tax purposes that is related, directly or indirectly, to us through sufficient stock ownership, as provided in the Internal Revenue Code, or (2) a bank receiving interest described in Section 881(c)(3)(A) of the Internal Revenue Code;
•such interest is not effectively connected with your conduct of a U.S. trade or business; and
•you provide a signed written statement, under penalties of perjury, which can reliably be related to you, certifying that you are not a U.S. person within the meaning of the Internal Revenue Code and providing your name and address to us or our paying agent; or
•a securities clearing organization, bank or other financial institution that holds customers’ securities in the ordinary course of its trade or business and holds your notes on your behalf and that certifies to us or our paying agent under penalties of perjury that it, or the bank or financial institution between it and you, has received from you your signed, written statement and provides us or our paying agent with a copy of such statement.
Treasury regulations provide that:
•if you are a foreign partnership, the certification requirement will generally apply to your partners, and you will be required to provide certain information;
•if you are a foreign trust, the certification requirement will generally be applied to you or your beneficial owners depending on whether you are a “foreign complex trust,” “foreign simple trust,” or “foreign grantor trust” as defined in the Treasury regulations; and
•look-through rules will apply for tiered partnerships, foreign simple trusts and foreign grantor trusts.
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
Sale, Exchange or other Disposition of Notes  You generally will not have to pay U.S. federal income tax on any gain or income realized from the sale, redemption, retirement at maturity or other disposition of your notes, unless:
•in the case of gain, you are an individual who is present in the United States for 183 days or more during the taxable year of the sale or other disposition of your notes, and specific other conditions are met;
•you are subject to tax provisions applicable to certain United States expatriates; or
•the gain is effectively connected with your conduct of a U.S. trade or business.
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
Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from our expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to:
•the impact of the COVID-19 pandemic;
•uncertainty regarding the implementation and impact of the CARES Act and future stimulus or other COVID-19 relief legislation;
•status of the economy;
•the status of capital markets, including availability and cost of capital;
•issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;
•changes in financing terms;

•competition within the health care and seniors housing industries;
•negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans;
•our ability to transition or sell properties with profitable results;
•the failure to make new investments or acquisitions as and when anticipated;
•natural disasters and other acts of God affecting our properties;
•our ability to re-lease space at similar rates as vacancies occur;
•our ability to timely reinvest sale proceeds at similar rates to assets sold;
•operator/tenant or joint venture partner bankruptcies or insolvencies;
•the cooperation of joint venture partners;
•government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements;
•liability or contract claims by or against operators/tenants;
•unanticipated difficulties and/or expenditures relating to future investments or acquisitions;
•environmental laws affecting our properties;
•changes in rules or practices governing our financial reporting;
•the movement of U.S. and foreign currency exchange rates;
•our ability to maintain our qualification as a REIT;
•key management personnel recruitment and retention; and
•the risks described under “Item 1A — Risk Factors.”
We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.
Item 1A. Risk Factors
Risk Factor Summary
The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The order of presentation is not necessarily indicative of the level of risk that each factor poses to us.
Risks Arising from Our Business:
Our business model and the operations of our business involve risks, including those related to:
•the effects of the COVID-19 pandemic;
•uncertainty regarding the implementation and impact of the CARES Act and future stimulus or other COVID-19 relief legislation;
•investments in and acquisitions of health care and seniors housing properties;
•unknown liability exposure related to acquired properties;
•competition for acquisitions may result in increased prices;
•our joint venture partners;
•Seniors Housing Operating properties operational risks;
•our ability to terminate our management agreements with Seniors Housing Operating managers;
•operational and legal risks with respect to our properties managed in RIDEA structures;
•the ability of operators to make payments to us;
•the impacts of severe cold and flu seasons or other widespread illnesses on occupancy;
•the insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors;

•our ability to timely reinvest our sale proceeds on terms acceptable to us;
•any adverse developments in the business or financial condition of Sunrise Senior Living, LLC;
•any failure, inability or unwillingness by ProMedica Health System and Genesis Healthcare to satisfy obligations under their agreements with us;
•ownership of property outside the U.S.;
•the impact of Brexit on our operations located in the U.K.;
•our ability to lease or sell properties on favorable terms;
•tenant, operator and manager insurance coverage;
•loss of properties owned through ground leases upon breach or termination of the ground leases;
•requirements of, or changes to governmental reimbursement programs, such as Medicare, Medicaid or government funding;
•controls imposed on certain of our tenants who provide health care services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay;
•our operators’ or tenants’ failure to comply with federal, state, province, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards;
•development, redevelopment and construction;
•losses caused by severe weather conditions, natural disasters or the physical effects of climate change;
•costs incurred to remediate environmental contamination at our properties;
•cybersecurity incidents; and
•our dependence on key personnel.
Risks Arising from Our Capital Structure
Our capital structure involves exposure to risks, including those related to:
•our future leverage;
•the availability of cash for distributions to stockholders;
•covenants in our debt agreements;
•limitations on our ability to access capital;
•changes affecting the availability of LIBOR;
•any downgrades in our credit ratings; and
•increases in interest rates.
Risks Arising from Our Status as a REIT
As a result of our status as a REIT, we are exposed to risks, including those related to:
•our ability to remain qualified as a REIT;
•the ability of our subsidiaries to qualify as a REIT;
•the impact of the 90% annual distribution requirement on our liquidity and ability to engage in otherwise beneficial transactions;
•our limited use of TRSs under the Code;
•special requirements applicable to the lease of qualified health care properties to a taxable REIT subsidiary;
•tax consequences if certain sale-leaseback transactions are not characterized by the IRS as “true leases; and
•changes in our tax rate or exposure to additional tax liabilities.

Risks Factors

This section highlights significant factors, events and uncertainties that could create risk with an investment in our securities. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, ability to pay dividends and stock price. These risk factors do not identify all risks that we face: our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. We group these risk factors into three categories:
•Risks arising from our business;
•Risks arising from our capital structure; and
•Risks arising from our status as a REIT.
Risks Arising from Our Business
The ongoing COVID-19 pandemic may continue to adversely affect our business, results of operations and financial condition.
We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous factors that are not within our control. These factors include the duration and severity of the outbreak; availability and timely delivery and effectiveness of vaccines; public health measures, such as business closures and stay-at-home orders, and other actions taken by governments, businesses and individuals in response to the pandemic; the availability of federal, state, local or non-U.S. funding programs; general economic disruption and uncertainty in key markets and financial market volatility; and the impact of the COVID-19 pandemic on general macroeconomic conditions and the pace of recovery when the pandemic subsides.
The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including but not limited to those discussed below:
•Risks Related to Revenue: Our revenues and our operators' revenues are dependent on occupancy. Our Seniors Housing Operating portfolio has experienced a decline in spot occupancy from 85.8% at February 29, 2020 to 76.2% at December 31, 2020 and 74.4% at February 5, 2021. In addition to the impact of increases in mortality rates on occupancy of our Seniors Housing Operating facilities, the ongoing COVID-19 pandemic has, to varying degrees during the course of the pandemic, prevented prospective occupants and their families from visiting our facilities and limited the ability of new occupants to move into our facilities due to heightened move-in criteria and screening. Although the ongoing impact of the pandemic and vaccine deployment on occupancy remain uncertain, occupancy of our Seniors Housing Operating and Triple-net properties could further decrease. Such a decrease could affect the net operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make contractual payments to us. In addition, although we collected over 98% of rent due in the fourth quarter of 2020, rental income in our Outpatient Medical segment may decrease if our tenants do not renew leases or do not make timely or full lease payments as a result of temporary medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures or decisions by patients to delay treatments. As a result of the financial impact of the COVID-19 pandemic on our operators and tenants, we may offer certain tenants concessions such as rent deferrals or rent abatements across our Triple-net and Outpatient Medical segments.
•Risks Related to Operator and Tenant Financial Condition: In addition to decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant, operator, borrower, manager or other obligor bankruptcy or insolvency due to factors such as decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. See" - The insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors may adversely affect our business, results of operations and financial condition" for more information regarding operator and tenant bankruptcy risks. Our ability to terminate our lease with a tenant and relet the property to another tenant may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic and local ordinances. If we cannot transition a leased property to a new tenant due to the effects of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator's financial condition and insolvency proceedings, particularly in light of ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.
•Risks Related to Operations: Across all of our properties, we and our operators have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and our operations, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies on behalf of our operators. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. Operators and tenants are also subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations or those of our operators or tenants may be adversely impacted if a significant number of our employees or those of our operators or tenants contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our properties, employees and residents and to provide operator support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us and our operators. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, to varying degrees during the course of the pandemic we have experienced increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people. In response to stay-at-home orders and to support the health and well-being of our employees, the large majority of our employees are currently working remotely. The effects of such work arrangements for an extended period of time could impact employee productivity and morale and introduce additional operational risk, including but not limited to cybersecurity risks.
•Risks Related to Property Acquisitions and Dispositions: As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of seniors housing and health care properties, as well as our ability to transition or sell properties with profitable results, may be limited. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.
•Risks Related to Liquidity: If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue and limited acquisition and disposition activity may adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position and access to capital markets.
•Risks Related to Dividends: The impacts of the COVID-19 pandemic on our results of operations, liquidity and financial condition could adversely affect our ability to pay dividend distributions at expected levels or at all. All distributions are made at the discretion of our Board of Directors in accordance with Delaware law and depend on our earnings, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, restrictive covenants in our financial and other contractual agreements, maintenance of our REIT qualification, restrictions under Delaware law and other factors as our Board of Directors may deem relevant from time to time. Our Board of Directors will continue to assess our dividend rate on an ongoing basis, as the COVID-19 pandemic and related market conditions and our financial position continue to evolve. Our Board of Directors declared a cash dividend for the quarter ended December 31, 2020 of $0.61 per share, consistent with the cash dividends for the quarters ended September 30, June 30 and March 31, 2020, representing a 30% decrease from the $0.87 per share dividend for the quarter ended December 31, 2019.
The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, ability to pay dividends and stock price. As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in this Annual Report on Form 10-K.
There remains uncertainty regarding the implementation and impact of the CARES Act and any future stimulus or other COVID-19 relief legislation. There can be no assurance as to the amount of financial assistance we and our operators will receive or that we will be able to comply with the terms and conditions to keep such assistance.
In response to the COVID-19 pandemic, the Coronavirus Aid Relief, and Economic Security Act ("CARES Act") and the Paycheck Protection Program and Health Care Enhancement Act ("PPPHCE Act"), signed into law on March 20, 2020, and April 24, 2020, respectively, authorized $175 billion in funding to be distributed to healthcare providers, including assisted living facilities. These funds, distributed through the Provider Relief Fund and administered by the Department of Health and Human Services, are required to be used to prevent, prepare for and respond to COVID-19 and reimburse expenses or lost revenues attributable the COVID-19 pandemic. Although these distributions are not subject to repayment, attestation and compliance with certain terms and conditions including detailed reporting and auditing are required. Any funds that are ultimately received and retained by us are not expected to fully offset the losses incurred in our senior living portfolio that are attributable to the COVID-19 pandemic.
In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund following the announcement from the Department of Health and Human Services that it expanded the eligibility of the CARES Act to include assisted living facilities. During the fourth quarter, we received Provider Relief Funds of approximately $9 million which was recognized as a reduction to property operating expenses. To date in 2021, we have received approximately $34 million of

Provider Relief Funds. While we have received some funds to date, there can be no assurance that all of our applications will be approved or that additional funds will ultimately be received in full or in part.
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
Acquired properties may expose us to unknown liability
We may acquire properties or invest in joint ventures that own properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include: liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors and others indemnified by the former owners of the properties.
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
Under a RIDEA structure, we are required to rely on our operator to manage and operate the property, including complying with laws and providing resident care. However, as the owner of the property under a RIDEA structure, we are responsible for operational and legal risks and liabilities of the property, including, but not limited to, those relating to employment matters of our operators, compliance with health care fraud and abuse and other laws, governmental reimbursement matters, compliance with federal, state, local and industry-related licensure, certification and inspection laws, regulations, and standards, and litigation involving our properties or residents/patients, even though we have limited ability to control or influence our operators’ management of these risks. Further, our taxable REIT subsidiary (“TRS”) is generally required to hold the applicable health care license and enroll in the applicable government health care programs (e.g., Medicare- and Medicaid), which subjects us to potential liability under various health care regulatory laws. Penalties for failure to comply with applicable laws may include loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government health care programs (e.g., Medicare and Medicaid), administrative sanctions and civil monetary penalties. Although we have some general oversight approval rights and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property, including clinical decision-making, and we rely on them to operate the properties in a manner that complies with applicable law.
We are exposed to operational risks with respect to our Seniors Housing Operating properties that could adversely affect our revenue and operations
We are exposed to various operational risks with respect to our Seniors Housing Operating properties that may increase our costs or adversely affect our ability to generate revenues. In addition to operational challenges related to the COVID-19 pandemic, these risks include fluctuations in occupancy experienced during the normal course of business, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; federal and state housing laws and regulations, including rent and eviction restrictions related to the COVID-19 pandemic; and the availability and increases in the cost of labor (as a result of unionization or otherwise). Any one or a combination of these factors may adversely affect our revenue and operations.
We have rights to terminate our management agreements with operators, in whole or with respect to specific properties under certain circumstances, and we may be unable to replace if our management agreements are terminated or not renewed
We are parties to long-term management agreements with our Seniors Housing Operating managers pursuant to which they provide comprehensive property management, accounting and other services with respect to our Seniors Housing Operating properties. We have the ability to terminate any of our management agreements upon the occurrence of certain events such as insolvency relating to such manager, and in some cases, the failure to meet specific NOI targets without curing, as well as the occurrence of other events or certain conditions.
We regularly monitor and review our rights and remedies under our management agreements. When determining if we will take significant action under those agreements, including terminating a manager, we consider numerous legal, contractual, regulatory, business and other relevant factors. In exercising our rights to terminate or not renew a management agreement, we would work with our existing seniors housing operators or potentially new operators to manage the properties; however, there is no assurance that we would be able to timely source a replacement or that any replacement manager would be effective. Any transition to a new manager would most likely require regulatory approval and potentially the approval of the holders of any liens on the property. The failure to replace on a timely basis, as well as the failure to receive these approvals, either at all or in a timely manner, could have an adverse effect on the properties and our revenue.
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
Increased competition and oversupply may affect our operators’ and managers' ability to meet their obligations to us
The operators and managers of our properties compete on a local and regional basis with operators and managers of properties and other health care providers that provide comparable services for residents and patients, including on the basis of the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price, and location. Our operators and managers are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses. In addition, we expect that there will continue to be a more than adequate inventory of seniors housing facilities. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that meet our expected yields and fulfill their obligations to us, including but not limited to the results of the COVID-19 pandemic. If our operators and managers cannot compete effectively or if there is an oversupply of facilities, their financial performance could have a material adverse effect on our financial results.
A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our Seniors Housing Operating and Triple-net properties
In addition to the impact of the COVID-19 pandemic, our business and operations are exposed to risks from severe cold and flu seasons or the occurrence of epidemics or any other widespread illnesses. Our revenues and our operators' revenues are dependent on occupancy and the occupancy of our Seniors Housing Operating and Triple-net properties could significantly decrease in the event of a severe cold and flu season, an epidemic or any other widespread illness. Such a decrease could affect the operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make payments to us. As experienced during the COVID-19 pandemic, a future flu or other pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents, and adversely affect their ability to meet their obligations to us, which would have a material adverse effect on our financial results.
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
We may not be able to timely reinvest our sale proceeds on terms acceptable to us
From time to time, we will have cash available from the proceeds of sales of our securities, principal payments on our loans receivable or the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. In order to maintain current revenues and continue generating attractive returns, we expect to reinvest these proceeds in a timely manner. We compete for real estate investments with a broad variety of potential investors, including other health care REITs, real estate partnerships, health care providers, health care lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. In addition, our ability to execute on our real estate investment strategies may be temporarily disrupted during periods of financial market volatility or real estate and health care industry market uncertainty, including as a result of the COVID-19 pandemic.
The properties managed by Sunrise Senior Living, LLC (“Sunrise”) account for a significant portion of our revenues and net operating income and any adverse developments in its business or financial condition could adversely affect us
As of December 31, 2020, Sunrise managed 165 of our Seniors Housing Operating properties. These properties account for a significant portion of our revenues and net operating income. Although we have various rights as the property owner under our management agreements, we rely on Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our Seniors Housing Operating properties efficiently and effectively. We also rely on Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations. Any adverse developments in Sunrise’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect our business, results of operations, and financial condition. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our Seniors Housing Operating properties. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise to enhance its pay and benefits packages to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Sunrise to attract and retain qualified personnel, or significant changes in Sunrise’s senior management or equity ownership could adversely affect the income we receive from our Seniors Housing Operating properties and have a material adverse effect on us. Also, if Sunrise experiences any significant financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other things, acceleration of its indebtedness, impairment of its continued access to capital or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, which, in turn, could adversely affect our business, results of operations and financial condition. If we determine to sell or transition properties currently managed by Sunrise, we may experience operational challenges and/or significantly declining financial performance for those properties. See Note 9 to our consolidated financial statements for additional information.
We depend on ProMedica Health System ("ProMedica") and Genesis Healthcare (“Genesis”) for a significant portion of our revenues and any failure, inability or unwillingness by them to satisfy obligations under their agreements with us could adversely affect us
The properties we lease to ProMedica and Genesis account for a significant portion of our revenues, and because these leases are triple-net leases, we also depend on ProMedica and Genesis to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that ProMedica and Genesis will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any failure, inability or unwillingness by ProMedica and Genesis to do so could have an adverse effect on our business, results of operations and financial condition. ProMedica and Genesis have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that ProMedica and Genesis will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations. ProMedica and Genesis's failure to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputations and their ability to attract and retain patients and residents in our properties, which, in turn, could adversely affect our business, results of operations and financial condition. Additionally, we have made loans to Genesis and their operational or other failures could adversely impact their ability to repay these loans when due. During 2020, Genesis indicated substantial doubt as to their ability to continue as a going concern. Effective July 1, 2020, we revised our method of revenue recognition to a cash-basis accounting method from a straight-line accounting method and wrote off existing straight-line rent receivable balances of $91,025,000. In addition, during 2020 we recognized $80,873,000 of provision for loan losses with respect to our Genesis loan portfolio. As of December 31, 2020, Genesis is current on all obligations to us.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations
We have operations in the U.K. and Canada which represent 9.8% and 9.4% of total Welltower revenues, respectively. As of December 31, 2020, Revera managed 94 of our Seniors Housing Operating properties in Canada, representing a significant portion of our revenues, and also owned a controlling interest in Sunrise. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain or loss recognized with respect to changes in exchange rates, which may not qualify under the 75% gross income test or the 95% gross income test required for us to satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; impact from international trade disputes and the associated impact on our tenants' supply chain and consumer spending levels; changes in foreign political, regulatory, and economic conditions (regionally, nationally and locally) including, but not limited to, the macroeconomic and regulatory effects of Brexit, including impacts on the U.K. real estate market; challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in foreign countries; local businesses and cultural factors that differ from our usual standards and practices; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act. If we are unable to successfully manage the risks associated with international expansion and operations, our results of operations and financial condition may be adversely affected.
The business and financial results of our operations located in the U.K. may be negatively impacted as a result of Brexit
The future relationship between the U.K. and the EU, as well as the legal and economic consequences of those terms remain unclear, including with respect to the post-Brexit regulatory environment in the U.K. It is possible that the level of health care and other economic activity in the U.K. will be adversely impacted by the U.K.'s withdrawal from the EU in 2020 (commonly referred to as "Brexit") and that we will face increased regulatory and legal complexities which could have an adverse impact on the financial condition and results of operations of our properties in the U.K.
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
Our tenants, operators and managers may not have the necessary insurance coverage to insure adequately against losses
We maintain or require our tenants, operators and managers to maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in our industry and we frequently review our insurance programs and requirements. Our tenants, operators and manager may not be able to maintain adequate levels of insurance and required coverages. Also, we may not be able to require the same levels of insurance coverage under our lease, management and other agreements, which could adversely affect us in the event of a significant uninsured loss. We cannot make any guarantee as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants, operators and managers. Insurance may not be available at a reasonable cost in the future or policies may not be maintained at a level that will fully cover all losses on our properties upon the occurrence of a catastrophic event. This may be especially the case due to increases in property insurance costs. In addition, in recent years, long-term/post-acute care and seniors housing operators and managers have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. Due to the uncertainty of the long term effects of the COVID-19 pandemic, general and professional liability insurance coverage may be restricted or very costly, which may adversely affect the tenants’, operators’ and managers’ future operations, cash flows and financial conditions, and may have a material adverse effect on the tenants’, operators’ and managers’ ability to meet their obligations to us.
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
Since January 1, 2014, the Health Reform Laws have provided those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early January 2021, more than 75% of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants.
The status of the Health Reform Laws may be subject to change as a result of political, legislative, regulatory, and administrative developments and judicial proceedings. For example, the U.S. Supreme Court heard oral argument in a case seeking to invalidate the Affordable Care Act on November 10, 2020, with a decision expected to be issued in 2021. Additionally, while the Trump Administration and prior U.S. Congresses have sought to modify, repeal, or otherwise invalidate all, or certain provisions of, the Health Reform Laws, including Medicaid expansion, there is uncertainty with respect to the impact the Biden Administration and the new U.S. Congress may have upon the Health Reform Laws. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business, or that of our operators and tenants.
If controls imposed on certain of our tenants who provide health care services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay affect inpatient volumes at our health care facilities, the financial condition or results of operations of those tenants could be adversely affected
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect certain of our health care facilities, specifically our acute care hospitals and post-acute facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressures to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide health care services in our hospitals and post-acute facilities. If so, this could adversely affect these tenants’ ability and willingness to comply with the terms of their leases with us and/or renew those leases upon expiration, which could have a material adverse effect on us.
Our operators’ or tenants’ failure to comply with federal, state, province, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us
Our operators and tenants generally are subject to or impacted by varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other health care communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants, and similar foreign laws regulating the health care industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, civil liability, and in certain limited instances, criminal penalties, loss of license, closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action. The likelihood of these actions may increase due to the uncertainty of the long term effects of the COVID-19 pandemic. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. In addition, we may be directly subject to certain health care fraud and abuse laws and data privacy laws, as well as potential investigation or enforcement, as a result of our RIDEA-structured arrangements, and certain other arrangements we may pursue with healthcare entities who are directly subject to these laws. See “Item 1 - Business - Certain Government Regulations - United States - Fraud & Abuse Enforcement” and “Item 1 - Business - Certain Government Regulations - United States - Health Care Matters - Generally” above.
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
Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition
From time to time, we are directly involved or named as a party in in legal proceedings, lawsuits and other claims that involve class actions, disputes regarding property damage, care matters and other issues. We also are named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators/tenants or managers in which such operators/tenants or managers have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses, significantly divert the attention of management, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.
Development, redevelopment and construction risks could affect our profitability
In connection with our renovation, redevelopment, development and related construction activities, we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. These factors could result in increased costs or our abandonment of these projects. In addition, we may abandon opportunities we have begun to investigate, for a range of reasons, including changes in expected financing or construction costs, adverse changes in expected rents or expenses, adverse environmental findings, or conditions to zoning approval, which would result in additional expenses beyond those originally expected. In addition, we may not be able to obtain financing on favorable terms, or at all, which may render us unable to proceed with our development activities. We may not be able to complete construction and lease-up of a property on budget and on schedule, which could result in increased debt service expense or construction costs. Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions. Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.
In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected occupancy, rental rates, operating expenses, capital costs and future competition. If our financial projections with respect to a new property are inaccurate, the property may fail to perform as we expected in analyzing our investment. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals. Additionally, we may acquire new properties that are not fully leased, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with that property.
Operators of new facilities we construct may need to obtain Medicare and Medicaid certification and enter into Medicare and Medicaid provider agreements and/or third-party payor contracts. In the event that the operator is unable to obtain the necessary licensure, certification, provider agreements or contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license or certification to operate the new facility and the necessary provider agreements or contracts or we find and contract with a new operator that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts.
We may experience losses caused by severe weather conditions, natural disasters or the physical effects of climate change, which could result in an increase of our or our tenants’ cost of insurance, unanticipated costs associated with evacuation, a decrease in our anticipated revenues or a significant loss of the capital we have invested in a property
We maintain or require our tenants to maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods, as well as the effects of climate change. We believe, given current industry practice and analysis prepared by outside consultants, that our and our tenants’ insurance coverage is appropriate to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornadoes, floods, wildfires and other severe weather conditions and natural disasters, including the effects of climate change. Nevertheless, we are always subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including but not limited to the costs associated with evacuation. These losses may lead to an increase of our and our tenants’ cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property. In addition, we or our tenants may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our or our tenants’ judgment, the value of the coverage relative to the risk of loss. Also, changes in federal and state legislation and regulation relating to climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our existing properties and could also necessitate us to spend more on our new development properties without a corresponding increase in revenue.
To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material, including significant property damage to or destruction of our communities, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties without a corresponding increase in revenue, resulting in adverse impacts to our net income.
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
Cybersecurity incidents could disrupt our business and result in the loss of confidential information
Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data through phishing or other malicious activity, attempts to interrupt our access to or use of information technology systems through distributed denial-of-service or ransomware attacks, breaches related to our increased receipt and use of data from multiple sources, and other electronic security breaches or other cybersecurity incidents within our environment or our third party vendors' environments, including those resulting from human error, product defects and technology failures. Such cyber-attacks can range from individual attempts to gain unauthorized access to our or our vendors' information technology systems to more sophisticated security threats, and may be specifically targeted to our business or more general industry wide risks. Our information technology networks, suppliers and related systems are essential to our ability to perform day-to-day operations of our business. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing or detecting a cyber-attack. Even the most well-protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted cybersecurity breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques, implement adequate cybersecurity barriers or other preventative measures, or recover from an attack without operational impact, and thus it is impossible for us to entirely mitigate this risk. In the past, we have experienced cybersecurity breaches, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. We must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. Cybersecurity incidents could disrupt our business, damage our reputation, cause us to incur significant remediation expense and have a materially adverse effect on our business, financial condition and results of operations. Cybersecurity breaches that compromise proprietary, personal identifying or confidential information of our employees, operators, tenants and partners or result in operational disruptions could result in legal claims or proceedings, including enforcement actions by regulators under data privacy regulations, such as the U.K. General Data Protection Regulation which imposes administrative fines for serious breaches up to the greater of 4% of annual worldwide turnover or £17.5 million.
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
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for us that cannot yet reasonably be predicted
We have outstanding debt, hedge agreements and receivable transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In November 2020, ICE Benchmark Administration, the administrator of LIBOR, with support of the United States Federal Reserve and the United Kingdom's Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. At this time, no consensus exists as to which reference rate or rates or benchmarks may become acceptable alternatives to LIBOR. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Fed, has identified the Second Oversight Financing Rate as the recommended alternative rate for LIBOR. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. While it is not currently possible to determine precisely whether, or to what extent, the withdrawal and replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact contracts that terminate after 2023. There is uncertainty about how applicable law, the courts or we will address the replacement of LIBOR with alternative rates on agreements that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
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
•we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•we would be subject to increased state and local taxes; and
•unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable    years following the year during which we were disqualified.
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
We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities
We are subject to taxes in the U.S. and foreign jurisdictions. Because the U.S. maintains a worldwide corporate tax system, the foreign and U.S. tax systems are somewhat interdependent. Longstanding international norms that determine each country's jurisdiction to tax cross-border international trade are evolving and could reduce the ability of our foreign subsidiaries to deduct for foreign tax purposes the interest they pay on loans from us, thereby increasing the foreign tax liability of the subsidiaries; it is also possible that foreign countries could increase their withholding taxes on dividends and interest.
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
We cannot predict how changes in the tax laws in the U.S. or foreign jurisdictions might affect our investors or us. Revisions in tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT, as well as the tax considerations relevant to an investment in us, could cause us to change our investments and commitments, and adversely affect our earnings and cash flow.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
We lease our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices throughout the U.S., Canada, the United Kingdom and Luxembourg and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2020 (dollars in thousands):

	Seniors Housing Operating			Triple-net			Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alabama	2	$15,547	$5,955	2	$19,186	$2,562	2	$34,636	$4,626
Arkansas	—	—	—	—	—	—	1	23,932	3,619
Arizona	7	88,797	27,276	—	—	—	7	81,371	8,904
California	78	2,828,278	578,066	23	455,370	64,088	39	943,263	73,657
Colorado	12	440,994	82,385	11	276,364	29,041	3	32,331	5,464
Connecticut	3	69,392	14,888	8	114,188	15,169	—	—	—
District Of Columbia	2	81,008	9,534	—	—	—	—	—	—
Delaware	3	67,202	21,516	7	111,356	12,184	—	51,372	1,548
Florida	7	351,736	58,586	51	567,485	57,614	24	228,424	42,292
Georgia	9	127,428	33,200	3	39,834	2,715	12	222,174	27,456
Iowa	3	47,758	17,434	7	55,982	6,184	—	—	—
Idaho	1	20,512	3,631	—	—	—	2	52,930	3,433
Illinois	16	441,293	94,750	25	347,417	32,780	7	115,858	14,600
Indiana	3	90,732	8,086	27	334,689	50,198	—	—	—
Kansas	3	67,391	13,979	27	240,888	30,101	—	—	—
Kentucky	2	36,324	11,374	6	57,010	7,042	—	—	—
Louisiana	3	49,884	13,295	1	7,785	840	—	—	—
Massachusetts	13	346,901	62,062	8	96,521	16,031	7	108,729	12,847
Maryland	8	404,791	79,794	21	273,062	14,989	11	246,339	27,273
Maine	1	23,988	11,866	—	—	—	—	—	—
Michigan	6	179,491	27,958	29	267,661	27,330	5	79,400	7,568
Minnesota	3	81,102	11,252	11	227,346	27,666	7	150,504	29,941
Missouri	3	68,961	11,294	1	11,752	69	12	197,889	23,962
Mississippi	2	15,910	8,694	1	10,453	—	1	36,417	2,265
Montana	1	5,749	4,451	—	—	—	—	—	—
North Carolina	3	111,536	18,502	51	384,336	56,361	24	410,779	32,576
Nebraska	—	—	—	4	28,806	4,728	2	31,536	4,406
New Hampshire	—	—	—	4	45,892	6,803	—	—	—
New Jersey	28	709,757	177,237	40	734,164	58,934	13	340,111	48,302
New Mexico	1	13,230	774	—	—	—	—	—	—
Nevada	6	105,538	24,727	1	18,154	3,327	9	144,490	10,057
New York	29	598,244	114,782	4	40,469	3,525	15	431,649	26,950
Ohio	20	391,987	47,786	34	310,810	44,716	5	88,341	8,944
Oklahoma	2	28,900	1,781	20	213,073	25,723	1	14,354	2,085
Oregon	8	88,469	15,034	1	2,671	818	1	44,609	2,730
Pennsylvania	15	223,050	59,129	70	743,994	112,934	4	75,136	6,966
South Carolina	1	4,029	4,697	8	36,765	3,181	2	10,364	1,570
Tennessee	2	46,751	13,832	4	36,721	3,985	5	130,646	13,381
Texas	47	1,169,494	231,006	24	323,695	48,740	55	1,112,114	113,178
Utah	3	68,458	15,628	1	22,993	2,103	—	—	—
Virginia	5	274,569	72,707	26	272,615	34,368	6	114,942	13,617
Washington	23	498,147	101,953	7	91,264	10,254	9	207,224	28,552
Wisconsin	2	19,298	4,816	4	68,135	8,905	5	91,270	9,367
West Virginia	—	—	—	3	35,159	4,648	—	—	—
Total domestic	386	10,302,626	2,115,717	575	6,924,065	830,656	296	5,853,134	612,136

Canada	106	2,137,818	426,383	6	144,937	10,192	—	—	—
United Kingdom	64	2,107,965	342,293	60	831,038	110,363	—	173,364	11,667
Total international	170	4,245,783	768,676	66	975,975	120,555	—	173,364	11,667

Grand total	556	$14,548,409	$2,884,393	641	$7,900,040	$951,211	296	$6,026,498	$623,803
(1) Represents revenue for the month ended December 31, 2020 annualized.

The following table sets forth occupancy and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Average Annualized Revenues(2)
	2020	2019	2020	2019
Seniors Housing Operating(3)	77.4%	86.9%	$52,280	$56,329	per unit
Triple-net(4)	72.7%	84.3%	15,291	14,578	per bed/unit
Outpatient Medical(5)	94.9%	94.1%	36	34	per sq. ft.
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

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2020 (dollars in thousands):

	Expiration Year(1)
	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Thereafter
Triple-net:
Properties	6	9	2	4	28	67	18	15	15	23	433
Base rent(2)	$9,020	$6,503	$840	$11,431	$5,968	$85,929	$36,129	$22,587	$31,309	$44,598	$448,545
% of base rent	1.3%	0.9%	0.1%	1.6%	0.8%	12.2%	5.1%	3.2%	4.5%	6.3%	64.0%
Units	877	942	222	692	1,759	5,089	2,350	1,633	1,429	2,439	44,576
% of units	1.4%	1.5%	0.4%	1.1%	2.8%	8.2%	3.8%	2.6%	2.3%	3.9%	72.0%
Outpatient Medical:
Square feet	1,507,450	1,571,222	1,750,045	1,892,217	1,024,825	1,046,414	994,202	870,878	714,632	1,394,936	3,668,425
Base rent(2)	$44,135	$47,043	$48,626	$57,471	$28,244	$28,049	$25,384	$22,168	$20,494	$34,637	$79,937
% of base rent	10.1%	10.8%	11.1%	13.2%	6.5%	6.4%	5.8%	5.1%	4.7%	7.9%	18.4%
Leases	375	326	360	293	211	166	129	113	71	89	125
% of leases	16.6%	14.4%	15.9%	13.0%	9.3%	7.4%	5.7%	5.0%	3.1%	3.9%	5.7%
(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in 2021.
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

Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (NYSE:WELL). There were 3,335 stockholders of record as of January 29, 2021.
Stockholder Return Performance Presentation
Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S&P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2020, 153 companies comprised the FTSE NAREIT Equity Index, which consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2015 equals $100 and dividends are assumed to be reinvested.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
S & P 500	$100.00	$113.51	$138.29	$132.23	$173.86	$202.96
Welltower Inc.	100.00	97.45	97.65	112.59	138.52	121.24
FTSE NAREIT Equity	100.00	111.99	117.84	112.39	141.61	126.25
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
During the three months ended December 31, 2020, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the fourth quarter ended December 31, 2020 are as shown in the table below.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the three months ended December 31, 2020.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2020 through October 31, 2020	—	$—	—	$—
November 1, 2020 through November 30, 2020	44	58.13	—	—
December 1, 2020 through December 31, 2020	166,969	65.72	—	—
Totals	167,013	$65.72	—	$992,348,000

Item 6. Selected Financial Data
The following selected financial data for the five years ended December 31, 2020 are derived from our audited consolidated financial statements (in thousands, except per share data):

	Year Ended December 31,
	2016	2017	2018	2019	2020
Operating Data
Total revenues	$4,281,160	$4,316,641	$4,700,499	$5,121,306	$4,605,967
Total expenses	3,571,907	4,017,025	4,277,009	4,578,414	4,637,519

Income from continuing operations before income taxes and other items	709,253	299,616	423,490	542,892	(31,552)
Income tax (expense) benefit	19,128	(20,128)	(8,674)	(2,957)	(9,968)
Income (loss) from unconsolidated entities	(10,357)	(83,125)	(641)	42,434	(8,083)
Gain (loss) on real estate dispositions, net	364,046	344,250	415,575	748,041	1,088,455
Income from continuing operations	1,082,070	540,613	829,750	1,330,410	1,038,852
Net income	1,082,070	540,613	829,750	1,330,410	1,038,852
Preferred stock dividends	65,406	49,410	46,704	—	—
Preferred stock redemption charge	—	9,769	—	—	—
Net income (loss) attributable to noncontrolling interests	4,267	17,839	24,796	97,978	60,008
Net income attributable to common stockholders	$1,012,397	$463,595	$758,250	$1,232,432	$978,844

Other Data
Average number of common shares outstanding:
Basic	358,275	367,237	373,620	401,845	415,451
Diluted	360,227	369,001	375,250	403,808	417,387

Per Share Data
Basic:
Income from continuing operations	$3.02	$1.47	$2.22	$3.31	$2.50
Net income attributable to common stockholders	$2.83	$1.26	$2.03	$3.07	$2.36

Diluted:
Income from continuing operations	$3.00	$1.47	$2.21	$3.29	$2.49
Net income attributable to common stockholders (1)	$2.81	$1.26	$2.02	$3.05	$2.33

Cash distributions per common share	$3.44	$3.48	$3.48	$3.48	$2.70

	December 31,
Balance Sheet Data	2016	2017	2018	2019	2020
Net real estate investments(2)	$26,563,629	$26,171,077	$28,420,769	$31,119,271	$28,474,947
Total assets	28,865,184	27,944,445	30,342,072	33,380,751	32,483,642
Total debt and lease obligations(2)	12,358,245	11,731,936	13,297,144	15,388,765	14,216,986
Total liabilities	13,185,279	12,643,799	14,331,427	16,398,247	15,258,580
Total preferred stock	1,006,250	718,503	718,498	—	—
Total equity	15,281,472	14,925,452	15,586,599	16,506,627	16,881,572

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
(2) Effective January 1, 2019, we adopted new guidance on leases using the prospective method.

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
The following table summarizes our consolidated portfolio for the year ended December 31, 2020 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$755,552	37.6%	556
Triple-net	748,121	37.2%	641
Outpatient Medical	505,071	25.2%	296
Totals	$2,008,744	100.0%	1,493
(1) Represents consolidated net operating income ("NOI") and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See Non-GAAP Financial Measures for additional information and reconciliation.
The COVID-19 pandemic has had and may continue to have material and adverse effects on our financial condition, results of operations and cash flows in the future. The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the effectiveness and availability of vaccines and the success of ongoing vaccination deployment efforts in our facilities and the geographic areas in which we operate, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others.
Our Seniors Housing Operating revenues are dependent on occupancy. While admission bans were lifted across our portfolio during the second and third quarter, with the ramp up of COVID-19 cases in the general community in the fourth quarter, admissions bans, both government-imposed and voluntary bans adopted by operators, have been reinstated in many locations which have significantly affected occupancy rates. Occupancy has consistently declined since the beginning of the pandemic to 76.2% as of December 31, 2020. Through February 5, 2021, total occupancy declined an additional 180 basis points to 74.4%. Occupancy metrics represents approximate spot occupancy as reported by our operators for properties in operation as of February 29, 2020, including unconsolidated properties but excluding acquisitions, executed dispositions and development conversions since such date.
We have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor, personal protective equipment and sanitation. We expect total Seniors Housing Operating expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.
Our Triple-net operators are experiencing similar occupancy declines and operating costs as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Paycheck Protection Program. In addition, operators of long-term/post-acute care facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have or are expected to receive funds from Phase 2 of the Provider Relief Fund. Accordingly, collection of Triple-net rent due during the COVID-19 pandemic to date (from March to December) has generally been consistent with historical collection rates and no significant rent concessions or deferrals have been made.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our Outpatient Medical tenants have experienced temporary medical practice closures or decreases in revenue due to government-imposed restrictions on elective medical procedures, stay at home orders or decisions by patients to delay treatments which may continue to adversely affect their ability to make contractual rent payments. These factors have and may continue to cause operators or tenants to seek modifications of such obligations, resulting in reductions in revenue and increases in uncollectible receivables. We will continue to evaluate each request on a case-by-case basis and determine if a form of rent relief is warranted following an examination of the tenant’s financial health, rent coverage, current operating situation and other factors.
Outpatient Medical rent collections through March were generally consistent with pre COVID-19 levels. During the second quarter we executed short term rent deferrals with certain Outpatient Medical tenants which in most cases were required to be repaid by year end. Since then we have collected approximately 99% of Outpatient Medical rent due in the second half of the year, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. Furthermore, collections of deferred rent due under executed deferrals was over 99%. To the extent that deferred rent is not repaid as expected, or the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
As a result of uncertainty regarding the length and severity of the COVID-19 pandemic and the impact of the pandemic on our business and related industries, our investments in and acquisitions of seniors housing and health care properties, as well as our ability to transition or sell properties with profitable results in the future, may be limited. In response to the COVID-19 pandemic, acquisitions during the year ended December 31, 2020 declined compared to recent years. Additionally, we undertook certain opportunistic disposals to enhance near-term liquidity. We have a significant development portfolio as of December 31, 2020. To date we have only experienced minor construction and licensing delays with respect to our development portfolio, but may experience more significant delays in the future. Such disruptions to acquisition, disposition and development activity may negatively impact our long-term competitive position.
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
For the year ended December 31, 2020, resident fees and services and rental income represented 67% and 31%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
Our primary sources of cash include resident fees and services, rent and interest receipts, borrowings under our unsecured revolving credit facility and commercial paper program, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. During 2020, in response to the COVID-19 pandemic, we were strategic and opportunistic in disposing of certain real estate which provided significant near term liquidity. At December 31, 2020, we had $1,545,046,000 of cash and cash equivalents, $475,997,000 of restricted cash and $3,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital  The following summarizes key capital transactions that occurred during the year ended December 31, 2020:
•In April 2020, we closed on a $1.0 billion two-year unsecured term loan. The term loan bears interest at a rate of 1-month LIBOR + 1.20%, based on our credit rating.
•In June 2020, we completed the issuance of $600,000,000 senior unsecured notes bearing interest at 2.75% with a maturity date of January 2031. Net proceeds were used to fund tender offers for $426,248,000 of our 3.75% senior unsecured notes due 2023 and our 3.95% senior unsecured notes due 2023 which settled on July 1, 2020. The remaining proceeds were used to reduce borrowings under our term loan by $140,000,000.
•We sold 2,128,000 shares of common stock under our ATM and DRIP programs, primarily in the first quarter, via both cash settle and forward sale agreements, generating gross proceeds of approximately $175,484,000. The sale of these shares and settlement of previously outstanding forward sales resulted in gross proceeds of approximately $607,177,000 which were used to reduce borrowings under our unsecured revolving credit facility.
•We extinguished $632,288,000 of secured debt at a blended average interest rate of 2.21% throughout 2020.
Investments The following summarizes property acquisitions and joint venture investments completed during the year ended December 31, 2020 (dollars in thousands):

	Properties	Investment Amount(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating	26	$574,793	3.5%	$610,857
Triple-net	11	88,908	6.5%	90,731
Outpatient Medical	17	246,516	6.1%	249,312
Totals	54	$910,217	4.5%	$950,900
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
Dispositions The following summarizes property dispositions completed during the year ended December 31, 2020 (dollars in thousands):

	Properties	Proceeds(1)	Capitalization Rates(2)	Book Amount(3)
Seniors Housing Operating	31	$1,282,439	4.8%	$1,289,769
Triple-net	8	109,439	7.9%	51,666
Outpatient Medical	108	2,324,062	5.6%	1,755,864
Totals	147	$3,715,940	5.4%	$3,097,299
(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dividends On February 9, 2021, the Board of Directors declared a cash dividend for the quarter ended December 31, 2020 of $0.61 per share, consistent with the cash dividends for the quarters ended September 30, June 30 and March 31, 2020, representing a 30% decrease from the $0.87 per share dividend for the quarter ended December 31, 2019. The dividend declaration represents the 199th consecutive quarterly dividend payment.
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

	Year Ended December 31,
	2020	2019	2018
Net income	$1,038,852	$1,330,410	$829,750
Net income attributable to common stockholders	978,844	1,232,432	758,250
Funds from operations attributable to common stockholders	1,102,562	1,577,080	1,392,183
Consolidated net operating income	2,008,144	2,431,264	2,267,482
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

	Year Ended December 31,
	2020	2019	2018
Net debt to book capitalization ratio	40.9%	46.5%	45.0%
Net debt to undepreciated book capitalization ratio	33.8%	39.4%	37.8%
Net debt to market capitalization ratio	29.7%	29.6%	31.3%

Adjusted interest coverage ratio	3.97x	4.14x	4.11x
Adjusted fixed charge coverage ratio	3.54x	3.78x	3.44x
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31,(1)
	2020	2019	2018
Property mix:
Seniors Housing Operating	38%	43%	43%
Triple-net	37%	38%	40%
Outpatient Medical	25%	19%	17%

Relationship mix:
Sunrise Senior Living(2)	13%	14%	15%
ProMedica	11%	9%	4%
Revera(2)	5%	6%	7%
Avery Healthcare	4%	3%	3%
Sagora Senior Living	3%	3%	3%
Remaining	64%	65%	68%

Geographic mix:
California	14%	13%	14%
United Kingdom	10%	8%	9%
Texas	9%	8%	8%
Canada	6%	7%	7%
Pennsylvania	6%	6%	5%
Remaining	55%	58%	57%
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
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary sources of cash include resident fees and services, rent and interest receipts, borrowings under our unsecured revolving credit facility and commercial paper program, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2020	2019	$	%	2018	$	%	$	%
Cash, cash equivalents and restricted cash at beginning of period	$385,766	$316,129	$69,637	22%	$309,303	$6,826	2%	$76,463	25%
Net cash provided from (used in):
Operating activities	1,364,756	1,535,968	(171,212)	-11%	1,583,944	(47,976)	-3%	(219,188)	-14%
Investing activities	2,347,928	(2,048,791)	4,396,719	n/a	(2,386,471)	337,680	-14%	4,734,399	n/a
Financing activities	(2,080,858)	577,150	(2,658,008)	n/a	818,368	(241,218)	-29%	(2,899,226)	n/a
Effect of foreign currency translation	3,451	5,310	(1,859)	-35%	(9,015)	14,325	n/a	12,466	n/a
Cash, cash equivalents and restricted cash at end of period	$2,021,043	$385,766	$1,635,277	424%	$316,129	$69,637	22%	$1,704,914	539%
Operating Activities The changes in net cash provided from operating activities are primarily attributable to declines in revenue and increases in property operating expenses, as well as the impact of short-term deferrals granted as a result of the COVID-19 pandemic in 2020. Please see “Results of Operations” for discussion of net income fluctuations. For the years ended December 31, 2020, 2019 and 2018, cash flows from operations exceeded cash distributions to stockholders.
Investing Activities  The changes in net cash used in investing activities are primarily attributable to net changes in real property investments and dispositions, loans receivable and investments in unconsolidated entities which are summarized above in “Key Transactions.” Please refer to Notes 3 and 5 of our consolidated financial statements for additional information. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2020	2019	$	%	2018	$	%	$	%
New development	$201,336	$323,488	$(122,152)	-38%	$160,706	$162,782	101%	$40,630	25%
Recurring capital expenditures, tenant improvements and lease commissions	83,146	136,535	(53,389)	-39%	90,190	46,345	51%	(7,044)	-8%
Renovations, redevelopments and other capital improvements	161,843	192,289	(30,446)	-16%	175,993	16,296	9%	(14,150)	-8%
Total	$446,325	$652,312	$(205,987)	-32%	$426,889	$225,423	53%	$19,436	5%
The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above in “Key Transactions.” Please refer to Notes 10, 11 and 14 of our consolidated financial statements for additional information.
On April 1, 2020, in response to uncertain financial market conditions arising from the COVID-19 pandemic, we undertook steps to strengthen our balance sheet and to enhance our liquidity by entering into a $1.0 billion two-year unsecured term loan. Additionally, on June 30, 2020, we completed the issuance of $600,000,000 senior unsecured notes with a maturity date of January 2031. Net proceeds were used to fund tender offers for $426,248,000 of our 3.75% senior unsecured notes due 2023 and our 3.95% senior unsecured notes due 2023, which settled on July 1, 2020. The remaining proceeds were used to reduce borrowings under the term loan by $140,000,000. As of December 31, 2020, we have total near-term available liquidity of approximately $4.5 billion. However, we are unable to accurately predict the full impact that the pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous factors discussed in Part I Item 1A. Risk Factors.
Off-Balance Sheet Arrangements
At December 31, 2020, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 65%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At December 31, 2020, we had nine outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	$8,273,752	$—	$673,752	$2,600,000	$5,000,000
Canadian Dollar senior unsecured notes(2)	235,239	—	—	—	235,239
Pounds Sterling senior unsecured notes(2)	1,434,510	—	—	—	1,434,510
U.S. Dollar term credit facility	1,370,000	—	1,370,000	—	—
Canadian Dollar term credit facility(2)	196,032	—	196,032	—	—
Secured debt:(1,2)
Consolidated	2,378,073	451,038	833,433	397,785	695,817
Unconsolidated	1,064,949	54,073	206,924	557,508	246,444
Contractual interest obligations:(3)
Senior unsecured notes and term loans(2)	3,872,398	423,475	816,492	651,101	1,981,330
Consolidated secured debt(2)	309,885	72,990	101,412	58,755	76,728
Unconsolidated secured debt(2)	200,426	35,099	65,011	42,031	58,285
Financing lease liabilities(4)	197,427	8,777	78,026	2,950	107,674
Operating lease obligations(4)	1,002,538	20,316	38,133	33,955	910,134
Purchase obligations(5)	784,797	399,771	309,660	65,920	9,446
Total contractual obligations	$21,320,026	$1,465,539	$4,688,875	$4,410,005	$10,755,607
(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Based on foreign currency exchange rates in effect as of balance sheet date.
(3) Based on variable interest rates in effect as of December 31, 2020.
(4) See Note 6 to our consolidated financial statements for additional information.
(5) See Note 13 to our consolidated financial statements for additional information.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2020, we were in compliance with all of the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of January 29, 2021, 2,541,750 shares of common stock remained available for issuance under the DRIP registration statement. On February 25, 2019, we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. As of January 29, 2021, we had $499,341,000 of remaining capacity under the Equity Shelf Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses, and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI") and other supplemental measures include FFO and Adjusted EBITDA, which are further discussed below. Please see "Non-GAAP Financial Measures" for additional information and reconciliations related to these supplemental measures.
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
The following is a summary of our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2020	2019	Amount	%	2018	Amount	%	Amount	%
Net income	$1,038,852	$1,330,410	$(291,558)	-22%	$829,750	$500,660	60%	$209,102	25%
NICS	978,844	1,232,432	(253,588)	-21%	758,250	474,182	63%	220,594	29%
FFO	1,102,562	1,577,080	(474,518)	-30%	1,392,183	184,897	13%	(289,621)	-21%
Adjusted EBITDA	2,048,412	2,328,202	(279,790)	-12%	2,153,005	175,197	8%	(104,593)	-5%
Consolidated NOI	2,008,144	2,431,264	(423,120)	-17%	2,267,482	163,782	7%	(259,338)	-11%

Per share data (fully diluted):
Net income attributable to common stockholders (1)	$2.33	$3.05	$(0.72)	-24%	$2.02	$1.03	51%	$0.31	15%
Funds from operations attributable to common stockholders	$2.64	$3.91	$(1.27)	-32%	$3.71	$0.20	5%	$(1.07)	-29%

Adjusted interest coverage ratio	3.97x	4.14x	-0.17x	-4%	4.11x	0.03x	1%	-0.14x	-3%
Adjusted fixed charge coverage ratio	3.54x	3.78x	-0.24x	-6%	3.44x	0.34x	10%	0.10x	3%

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The following table represents the changes in outstanding common stock for the period from January 1, 2018 to December 31, 2020 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	Totals
Beginning balance	410,257	383,675	371,732	371,732
Dividend reinvestment plan issuances	264	5,799	6,529	12,592
Preferred stock conversions	—	12,712	—	12,712
Option exercises	—	11	57	68
Equity Shelf Program issuances	6,800	7,856	5,241	19,897
Repurchase of common stock	(202)	—	—	(202)
Other, net	282	204	116	602
Ending balance	417,401	410,257	383,675	417,401

Average number of shares outstanding:
Basic	415,451	401,845	373,620
Diluted	417,387	403,808	375,250
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
The following is a summary of our SSNOI at Welltower's Share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2020	December 31, 2019	$	%	December 31, 2020	December 31, 2019	$	%
SSNOI(1)	$154,373	$216,166	$(61,793)	-28.6%	$591,133	$764,328	$(173,195)	-22.7%
(1) Relates to 514 properties for the QTD Pool and 399 properties for the YTD Pool. Please see "Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Seniors Housing Operating segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2020	2019	$	%	2018	$	%	$	%
Revenues:
Resident fees and services	$3,074,022	$3,448,175	$(374,153)	-11%	$3,234,852	$213,323	7%	$(160,830)	-5%
Interest income	618	36	582	n/a	578	(542)	-94%	40	7%
Other income	7,223	8,658	(1,435)	-17%	5,024	3,634	72%	2,199	44%
Total revenues	3,081,863	3,456,869	(375,006)	-11%	3,240,454	216,415	7%	(158,591)	-5%
Property operating expenses	2,326,311	2,417,349	(91,038)	-4%	2,255,432	161,917	7%	70,879	3%
NOI(1)	755,552	1,039,520	(283,968)	-27%	985,022	54,498	6%	(229,470)	-23%
Other expenses:
Depreciation and amortization	544,462	553,189	(8,727)	-2%	529,449	23,740	4%	15,013	3%
Interest expense	54,901	67,983	(13,082)	-19%	69,060	(1,077)	-2%	(14,159)	-21%
Loss (gain) on extinguishment of debt, net	12,659	1,614	11,045	684%	110	1,504	n/a	12,549	n/a
Provision for loan losses	671	—	671	n/a	—	—	n/a	671	n/a
Impairment of assets	100,741	2,145	98,596	n/a	7,599	(5,454)	-72%	93,142	1,226%
Other expenses	14,265	26,348	(12,083)	-46%	6,624	19,724	298%	7,641	115%
	727,699	651,279	76,420	12%	612,842	38,437	6%	114,857	19%
Income (loss) from continuing operations before income taxes and other items	27,853	388,241	(360,388)	-93%	372,180	16,061	4%	(344,327)	-93%
Income (loss) from unconsolidated entities	(33,857)	12,388	(46,245)	-373%	(28,142)	40,530	144%	(5,715)	-20%
Gain (loss) on real estate dispositions, net	328,249	528,747	(200,498)	-38%	(2,245)	530,992	n/a	330,494	n/a
Income from continuing operations	322,245	929,376	(607,131)	-65%	341,793	587,583	172%	(19,548)	-6%
Net income (loss)	322,245	929,376	(607,131)	-65%	341,793	587,583	172%	(19,548)	-6%
Less: Net income (loss) attributable to noncontrolling interests	20,301	56,513	(36,212)	-64%	(660)	57,173	n/a	20,961	n/a
Net income (loss) attributable to common stockholders	$301,944	$872,863	$(570,919)	-65%	$342,453	$530,410	155%	$(40,509)	-12%
 (1) See Non-GAAP Financial Measures below.
Decreases in resident fees and services and property operating expenses are primarily a result of property dispositions and decreases in occupancy across the portfolio due to the COVID-19 pandemic. Occupancy within our Seniors Housing Operating portfolio has declined as follows:

	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
Spot occupancy (1)	85.6%	84.9%	82.6%	80.9%	79.9%	79.3%	78.7%	78.4%	78.0%	77.3%	76.2%
Sequential occupancy change		(0.7)%	(2.3)%	(1.7)%	(1.0)%	(0.6)%	(0.6)%	(0.3)%	(0.4)%	(0.7)%	(1.1)%
(1) Spot occupancy represents approximate month end occupancy for properties in operation as of February 29, 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since this date.
In addition, we have experienced increased operational costs, net of reimbursements, of $78,792,000 during the year ended December 31, 2020, included in property operating expenses relating to our consolidated properties. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure PPE and supplies, net of reimbursements. We expect total portfolio expenses to be elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund following the announcement from the Department of Health and Human Services that it expanded the eligibility of the CARES Act Provider Relief Fund to include assisted living facilities. During the fourth quarter, we received Provider Relief Funds of approximately $9 million which was recognized as a reduction to property operating expenses. To date in 2021, we have received approximately $34 million of Provider Relief Funds.
During the year ended December 31, 2020, we recorded impairment charges of $100,741,000 related to 15 held for sale or sold properties and six held for use properties. During the year ended December 31, 2019, we recorded impairment charges of $2,145,000 related to four held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. Changes in the gain on sale of properties are due to the volume of property sales and sales prices. During the year ended December 31, 2020, we recognized a gain on real estate disposition of $313 million related to an 11 property U.S. portfolio. During the year ended December 31, 2019, we recognized a gain on real estate disposition of $520 million related to the Benchmark Senior Living portfolio. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions.
Depreciation and amortization fluctuates as a result of acquisitions, disposition and transitions. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2020, we completed three Seniors Housing Operating construction projects representing $93,188,000 or $300,606 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects, excluding expansions, pending as of December 31, 2020 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Potomac, MD	120	$56,720	$48,783	2Q21
Beckenham, UK	100	64,348	45,722	3Q21
Barnet, UK	100	70,769	41,215	4Q21
Hendon, UK	102	75,824	50,817	1Q22
Princeton, NJ	80	29,780	19,209	3Q22
Berea, OH	120	14,934	1,538	4Q22
Painesville, OH	119	14,462	1,508	4Q22
Beaver, PA	116	14,184	1,152	4Q22
	857	$341,021	209,944
Toronto, ON	Project in planning stage		46,856
Brookline, MA	Project in planning stage		23,679
Washington, DC	Project in planning stage		22,951
Columbus, OH	Project in planning stage		11,492
Raleigh, NC	Project in planning stage		3,107
			$318,029
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

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,115,037	3.54%	$1,810,587	3.87%	$1,988,700	3.66%
Debt transferred in	—	—%	—	—%	35,830	3.84%
Debt issued	62,055	2.55%	343,696	3.11%	45,447	3.40%
Debt assumed	—	—%	183,061	4.58%	121,612	5.55%
Debt extinguished	(441,208)	2.18%	(219,864)	4.28%	(240,095)	4.83%
Debt transferred out	—	—%	(12,072)	3.89%	—	—%
Principal payments	(48,498)	3.30%	(43,997)	3.45%	(47,886)	3.59%
Foreign currency	18,803	2.93%	53,626	3.33%	(93,021)	3.31%
Ending balance	$1,706,189	3.05%	$2,115,037	3.54%	$1,810,587	3.87%

Monthly averages	$1,875,910	3.19%	$1,966,892	3.70%	$1,915,663	3.74%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The majority of our Seniors Housing Operating properties are formed through partnership interests. Losses from unconsolidated entities during the year ended December 31, 2020 are largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures. The gains from unconsolidated entities during the year ended December 31, 2019 are largely due to a gain on the disposition of an unconsolidated entity. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The increase during the years ended December 31, 2020 and 2019 relates primarily to our partner's share of the gains recognized on the sale of the 11 property U.S. portfolio and the Benchmark Senior Living portfolio, respectively.
Triple-net
The following is a summary of our SSNOI at Welltower's Share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2020	December 31, 2019	$	%	December 31, 2020	December 31, 2019	$	%
SSNOI(1)	$168,697	$170,052	$(1,355)	-0.8%	$628,972	$624,877	$4,095	0.7%
(1) Relates to 632 properties for the QTD Pool and 608 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Triple-net segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2020	2019	$	%	2018	$	%	$	%
Revenues:
Rental income	$733,776	$903,798	$(170,022)	-19%	$828,865	$74,933	9%	$(95,089)	-11%
Interest income	62,625	62,599	26	—%	54,926	7,673	14%	7,699	14%
Other income	4,903	6,246	(1,343)	-22%	17,173	(10,927)	-64%	(12,270)	-71%
Total revenues	801,304	972,643	(171,339)	-18%	900,964	71,679	8%	(99,660)	-11%
Property operating expenses	53,183	53,900	(717)	-1%	915	52,985	5,791	52,268	5,712
NOI(1)	748,121	918,743	(170,622)	-19%	900,049	18,694	2%	(151,928)	-17%
Other expenses:
Depreciation and amortization	232,604	232,626	(22)	—%	235,480	(2,854)	-1%	(2,876)	-1%
Interest expense	9,477	12,892	(3,415)	-26%	14,225	(1,333)	-9%	(4,748)	-33%
Loss (gain) on derivatives and financial instruments, net	11,049	(4,399)	15,448	351%	(4,016)	(383)	-10%	15,065	375%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	(32)	32	100%	32	100%
Provision for loan losses	90,563	18,690	71,873	385	—	18,690	n/a	90,563	n/a
Impairment of assets	34,867	11,926	22,941	192%	107,980	(96,054)	-89%	(73,113)	-68%
Other expenses	22,923	13,771	9,152	66%	90,975	(77,204)	-85%	(68,052)	-75%
	401,483	285,506	115,977	41%	444,612	(159,106)	-36%	(43,129)	-10%
Income from continuing operations before income taxes and other items	346,638	633,237	(286,599)	-45%	455,437	177,800	39%	(108,799)	-24%
Income (loss) from unconsolidated entities	18,462	22,985	(4,523)	-20%	21,938	1,047	5%	(3,476)	-16%
Gain (loss) on real estate dispositions, net	64,288	218,322	(154,034)	-71%	196,589	21,733	11%	(132,301)	-67%
Income from continuing operations	429,388	874,544	(445,156)	-51%	673,964	200,580	30%	(244,576)	-36%
Net income	429,388	874,544	(445,156)	-51%	673,964	200,580	30%	(244,576)	-36%
Less: Net income attributable to noncontrolling interests	39,985	36,271	3,714	10%	19,306	16,965	88%	20,679	107%
Net income attributable to common stockholders	$389,403	$838,273	$(448,870)	-54%	$654,658	$183,615	28%	$(265,255)	-41%
(1) See Non-GAAP Financial Measures below.

The decrease in rental income is primarily attributable to the write-off of straight-line rent receivable balances of $146,508,000 during the year ended December 31, 2020, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable. Included in such amounts was $91,025,000 relating to Genesis Healthcare whom noted substantial doubt as to their ability to continue as a going concern in August. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2020, we had 18 leases with rental rate increasers ranging from 0.07% to 0.34% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute facilities are generally experiencing a higher degree of occupancy declines which may impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program. In addition, operators of long-term/post-acute facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have or are expected to receive funds from Phase 2 of the Provider Relief Fund. Accordingly, collection of rent due during the COVID-19 pandemic to date (March through December) has generally been consistent with historical collection rates and no significant rent concessions or deferrals have been made.
Depreciation and amortization fluctuates as a result of acquisitions, disposition and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2020, we recognized a provision for loan losses of $90,563,000, of which $80,873,000 represents additional reserves as a result of the current collateral estimate related to the Genesis Healthcare outstanding loans. During the year ended December 31, 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for certain real estate loans receivable that were no longer deemed collectible. During the year ended December 31, 2020, we recorded impairment charges of $34,867,000 related to one held for sale and four held for use properties. During the year ended December 31, 2019, we recorded impairment charges of $11,374,000 related to two properties. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. The fluctuation in other expense is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
During the year ended December 31, 2020, we completed three Triple-net construction projects representing $75,149,000 or $224,997 per unit. The following is a summary of our consolidated Triple-net construction projects, excluding expansions, pending as of December 31, 2020 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Thousand Oaks, CA	82	$25,391	$21,408	1Q21
Redhill, UK	76	21,723	11,869	2Q21
Leicester, UK	60	15,301	5,566	1Q22
Wombourne, UK	66	16,394	5,537	2Q22
Raleigh, NC	191	154,256	14,339	2Q23
Total	475	$233,065	$58,719
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market adjustments recorded on our Genesis Healthcare available-for-sale investment. Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$306,038	3.60%	$288,386	3.63%	$347,474	3.55%
Debt transferred in	—	—%	12,072	3.89%	—	—%
Debt extinguished	(176,875)	2.03%	—	—%	(4,107)	4.94%
Debt transferred out	—	—%	—	—%	(35,830)	3.84%
Principal payments	(4,376)	5.16%	(4,017)	5.21%	(3,982)	5.38%
Foreign currency	(1,135)	2.97%	9,597	2.99%	(15,169)	3.44%
Ending balance	$123,652	4.91%	$306,038	3.60%	$288,386	3.63%

Monthly averages	$215,796	3.85%	$294,080	3.63%	$321,730	3.51%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The decrease in income from unconsolidated entities during the year ended December 31, 2020 is primarily related to the write-off of Genesis Healthcare straight-line rent receivable balances at unconsolidated entities. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our SSNOI at Welltower Share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2020	December 31, 2019	$	%	December 31, 2020	December 31, 2019	$	%
SSNOI(1)	$84,985	$84,144	$841	1.0%	$252,512	$246,789	$5,723	2.3%

(1) Relates to 303 properties for the QTD Pool and 231 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2020	2019	$	%	2018	$	%	$	%
Revenues:
Rental income	$709,584	$684,602	$24,982	4%	$551,557	$133,045	24%	$158,027	29%
Interest income	5,913	1,195	4,718	395%	310	885	285%	5,603	n/a
Other income	4,522	2,031	2,491	123%	4,939	(2,908)	-59%	(417)	-8%
Total revenues	720,019	687,828	32,191	5%	556,806	131,022	24%	163,213	29%
Property operating expenses	214,948	218,793	(3,845)	-2%	176,670	42,123	24%	38,278	22%
NOI(1)	505,071	469,035	36,036	8%	380,136	88,899	23%	124,935	33%
Other expenses:
Depreciation and amortization	261,371	241,258	20,113	8%	185,530	55,728	30%	75,841	41%
Interest expense	17,579	13,411	4,168	31%	7,051	6,360	90%	10,528	149%
Loss (gain) on extinguishment of debt, net	1,046	—	1,046	n/a	11,928	(11,928)	-100%	(10,882)	-91%
Provision for loan losses.	3,202	—	3,202	n/a	—	—	n/a	3,202	n/a
Impairment of assets	—	14,062	(14,062)	-100%	—	14,062	n/a	—	n/a
Other expenses	8,218	1,788	6,430	360%	7,570	(5,782)	-76%	648	9%
	291,416	270,519	20,897	8%	212,079	58,440	28%	79,337	37%
Income from continuing operations before income taxes and other item	213,655	198,516	15,139	8%	168,057	30,459	18%	45,598	27%
Income (loss) from unconsolidated entities	7,312	7,061	251	4%	5,563	1,498	27%	1,749	31%
Gain (loss) on real estate dispositions, net	695,918	972	694,946	n/a	221,231	(220,259)	-100%	474,687	215%
Income from continuing operations	916,885	206,549	710,336	344%	394,851	(188,302)	-48%	522,034	132%
Net income (loss)	916,885	206,549	710,336	344%	394,851	(188,302)	-48%	522,034	132%
Less: Net income (loss) attributable to noncontrolling interests	(278)	5,194	(5,472)	-105%	6,150	(956)	-16%	(6,428)	-105%
Net income (loss) attributable to common stockholders	$917,163	$201,355	$715,808	355%	$388,701	$(187,346)	-48%	$528,462	136%
(1) See Non-GAAP Financial Measures below.
Increases in rental income are primarily attributable to the acquisitions of new properties and the conversion of newly constructed outpatient medical properties, particularly the $1.25 billion CNL Healthcare Properties portfolio acquisition that closed in May 2019, partially offset by 2020 dispositions. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended December 31, 2020, our consolidated outpatient medical portfolio signed 133,859 square feet of new leases and 282,719 square feet of renewals. The weighted-average term of these leases was six years, with a rate of $26.55 per square foot and tenant improvement and lease commission costs of $15.23 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 3.5%.
In addition, our Outpatient Medical tenants are experiencing temporary medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures or decisions by patients to delay treatments which may adversely affect their ability to make contractual rent payments. Outpatient Medical rent collections through March were generally consistent with pre COVID-19 levels. During the second quarter we executed short term rent deferrals with certain Outpatient Medical tenants which in most cases were required to be repaid by year end. Since then we have collected approximately 99% of Outpatient Medical rent due in the second half of the year, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. Furthermore,

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
collections of deferred rent due under executed deferrals was over 99%. To the extent that deferred rent is not repaid as expected, or the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions of outpatient medical facilities, offset by dispositions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the year ended December 31, 2019, we recognized impairment charges of $14,062,000 related to three held for sale properties as the carrying values exceeded the estimated fair values less costs to sell. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices. The increase in other expense during the year ended December 31, 2020 is primarily due to noncapitalizable transaction costs from acquisitions no longer expected to be consummated.
During the year ended December 31, 2020, we completed three Outpatient Medical construction projects representing $43,493,000 or $306 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects pending as of December 31, 2020 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$105,306	$104,148	2Q21
Kalamazoo, MI	40,607	14,267	2,654	3Q21
Total	181,562	$119,573	$106,802
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$572,267	3.97%	$386,738	4.20%	$279,951	4.72%
Debt assumed	—	—%	202,084	4.12%	171,275	3.99%
Debt extinguished	(14,205)	5.34%	(10,244)	5.75%	(61,291)	7.43%
Principal payments	(9,833)	4.60%	(6,311)	4.97%	(3,197)	5.91%
Ending balance	$548,229	3.55%	$572,267	3.97%	$386,738	4.20%

Monthly averages	$562,017	3.72%	$397,756	4.15%	$238,214	4.25%
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
The following is a summary of our results of operations for the Non-Segment/Corporate activities (dollars in thousands) for the periods presented:

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2020	2019	$	%	2018	$	%	$	%
Revenues:
Other income	$2,781	$3,966	$(1,185)	-30%	$2,275	$1,691	74%	$506	22%
Total revenues	2,781	3,966	(1,185)	-30%	2,275	1,691	74%	506	22%
Property operating expenses	3,381	—	3,381	n/a	—	—	n/a	3,381	n/a
NOI(1)	(600)	3,966	(4,566)	-115%	2,275	1,691	74%	(2,875)	-126%
Other expenses:
Interest expense	432,431	461,273	(28,842)	-6%	436,256	25,017	6%	(3,825)	-1%
General and administrative expenses	128,394	126,549	1,845	1%	126,383	166	0%	2,011	2%
Loss (gain) on extinguishments of debt, net	33,344	82,541	(49,197)	-60%	4,091	78,450	1,918%	29,253	715%
Other expenses	24,929	10,705	14,224	133%	7,729	2,976	39%	17,200	223%
Total expenses	619,098	681,068	(61,970)	-9%	574,459	106,609	19%	44,639	8%
Loss from continuing operations before income taxes and other items	(619,698)	(677,102)	57,404	8%	(572,184)	(104,918)	-18%	(47,514)	-8%
Gain (loss) on real estate dispositions, net	—	—	—	n/a	—	—	n/a	—	n/a
Income tax benefit (expense)	(9,968)	(2,957)	(7,011)	-237%	(8,674)	5,717	66%	(1,294)	-15%
Loss from continuing operations	(629,666)	(680,059)	50,393	7%	(580,858)	(99,201)	-17%	(48,808)	-8%
Preferred stock dividends	—	—	—	n/a	46,704	(46,704)	-100%	(46,704)	-100%
Net loss attributable to common stockholders	$(629,666)	$(680,059)	$50,393	7%	$(627,562)	$(52,497)	-8%	$(2,104)	0%
(1) See Non-GAAP Financial Measures below.

Property operating expenses represent insurance costs related to our captive insurance company formed as of July 1, 2020, which acts as a direct insurer of property level insurance coverage for our portfolio.

The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2020	2019	$	%	2018	$	%	$	%
Senior unsecured notes	$400,014	$402,133	$(2,119)	-1%	$387,955	$14,178	4%	$12,059	3%
Secured debt	—	—	—	n/a	115	(115)	-100%	(115)	-100%
Unsecured credit facility and commercial paper program	15,313	43,861	(28,548)	-65%	34,626	9,235	27%	(19,313)	-56%
Loan expense	17,104	15,279	1,825	12%	13,560	1,719	13%	3,544	26%
Totals	$432,431	$461,273	$(28,842)	-6%	$436,256	$25,017	6%	$(3,825)	-1%
The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 to consolidated financial statements for additional information. The change in interest expense on our unsecured credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 of our consolidated financial statements for additional information regarding our unsecured revolving credit facility and commercial paper program. Loan expenses represent the amortization of costs incurred in connection with senior unsecured notes issuances. The loss on extinguishment recognized during the year ended December 31, 2020 is due primarily to the early extinguishment of $160,872,000 of our 3.75% senior unsecured notes due March 2023 and $265,376,000 of our 3.95% senior unsecured notes due September 2023. The loss on extinguishment recognized in 2019 is due primarily to the early extinguishment of the $600,000,000 of 4.125% senior unsecured notes due 2019 and the $450,000,000 of 6.125% senior unsecured notes due 2020 in March 2019, the early extinguishment of the $450,000,000 of 4.95% senior unsecured notes due 2021 and the $600,000,000 of 5.25% senior unsecured notes due 2022 in September 2019 and the early redemption of the $300 million Canadian-denominated 3.35% senior unsecured notes due 2020 in December 2019.
General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2020, 2019 and 2018 were 2.79%, 2.47% and 2.69%, respectively. Other expenses for all years include severance-related costs associated with the departure of certain executive officers and key employees.
Income tax expense primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.

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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or eight full quarters after acquisition or being placed into service for the QTD Pool and the YTD Pool, respectively. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or eight full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or eight full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or eight full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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
The table below reflects the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/losses on real estate dispositions and impairments of assets. Amounts are in thousands except for per share data.

	Year Ended December 31,
FFO Reconciliation:	2020	2019	2018
Net income attributable to common stockholders	$978,844	$1,232,432	$758,250
Depreciation and amortization	1,038,437	1,027,073	950,459
Impairment of assets	135,608	28,133	115,579
Loss (gain) on real estate dispositions, net	(1,088,455)	(748,041)	(415,575)
Noncontrolling interests	(23,968)	(20,197)	(69,193)
Unconsolidated entities	62,096	57,680	52,663
Funds from operations attributable to common stockholders	$1,102,562	$1,577,080	$1,392,183

Average diluted shares outstanding:	417,387	403,808	375,250

Per diluted share data:
Net income attributable to common stockholders(1)	$2.33	$3.05	$2.02
Funds from operations attributable to common stockholders	$2.64	$3.91	$3.71

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

The following tables reflect the reconciliation of NOI to net income, the most directly comparable U.S. GAAP measure, for the years presented. Dollar amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2020	2019	2018
Net income	$1,038,852	$1,330,410	$829,750
Loss (gain) on real estate dispositions, net	(1,088,455)	(748,041)	(415,575)
Loss (income) from unconsolidated entities	8,083	(42,434)	641
Income tax expense (benefit)	9,968	2,957	8,674
Other expenses	70,335	52,612	112,898
Impairment of assets	135,608	28,133	115,579
Provision for loan losses	94,436	18,690	—
Loss (gain) on extinguishment of debt, net	47,049	84,155	16,097
Loss (gain) on derivatives and financial instruments, net	11,049	(4,399)	(4,016)
General and administrative expenses	128,394	126,549	126,383
Depreciation and amortization	1,038,437	1,027,073	950,459
Interest expense	514,388	555,559	526,592
Consolidated net operating income (NOI)	$2,008,144	$2,431,264	$2,267,482

NOI by segment:
Seniors Housing Operating	$755,552	$1,039,520	$985,022
Triple-net	748,121	918,743	900,049
Outpatient Medical	505,071	469,035	380,136
Non-segment/corporate	(600)	3,966	2,275
Total NOI	$2,008,144	$2,431,264	$2,267,482

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarterly NOI by Segment:
(in thousands)	Three Months Ended								Year Ended
	March 31,		June 30,		September 30,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Seniors Housing Operating:
Total revenues	$851,128	$872,386	$773,650	$915,529	$742,065	$835,496	$715,020	$833,458	$3,081,863	$3,456,869
Property operating expenses	607,871	607,686	595,513	637,317	567,704	581,341	555,223	591,005	2,326,311	2,417,349
NOI	$243,257	$264,700	$178,137	$278,212	$174,361	$254,155	$159,797	$242,453	$755,552	$1,039,520

Triple-net:
Total revenues	$207,729	$248,241	$233,619	$240,758	$120,928	$244,607	$239,028	$239,037	$801,304	$972,643
Property operating expenses	13,302	14,955	13,563	12,823	12,567	13,922	13,751	12,200	53,183	53,900
NOI	$194,427	$233,286	$220,056	$227,935	$108,361	$230,685	$225,277	$226,837	$748,121	$918,743

Outpatient Medical:
Total revenues	$199,329	$149,461	$180,831	$163,365	$172,704	$185,189	$167,155	$189,813	$720,019	$687,828
Property operating expenses	60,608	48,166	51,688	50,987	52,728	60,325	49,924	59,315	214,948	218,793
NOI	$138,721	$101,295	$129,143	$112,378	$119,976	$124,864	$117,231	$130,498	$505,071	$469,035

Corporate:
Total revenues	$416	$2,157	$375	$454	$1,177	$841	$813	$514	$2,781	$3,966
Property operating expenses	—	—	—	—	1,718	—	1,663	—	3,381	—
NOI	$416	$2,157	$375	$454	$(541)	$841	$(850)	$514	$(600)	$3,966

The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	556	641	296	1,493	556	641	296	1,493
Unconsolidated properties	90	39	72	201	90	39	72	201
Total properties	646	680	368	1,694	646	680	368	1,694
Recent acquisitions/development conversions(1)	(46)	(18)	(51)	(115)	(93)	(24)	(123)	(240)
Under development	(27)	(4)	(2)	(33)	(27)	(4)	(2)	(33)
Under redevelopment(2)	(10)	(1)	(2)	(13)	(11)	(1)	(2)	(14)
Current held for sale	(10)	(1)	(2)	(13)	(10)	(1)	(2)	(13)
Loans, land parcels and subleases	(11)	(18)	(8)	(37)	(11)	(18)	(8)	(37)
Transitions(3)	(27)	(6)	—	(33)	(93)	(24)	—	(117)
Other(4)	(1)	—	—	(1)	(2)	—	—	(2)
Same store properties	514	632	303	1,449	399	608	231	1,238

(1) Acquisitions and development conversions will enter the QTD Pool and YTD Pool five full quarters and eight full quarters after acquisition or certificate of occupancy, respectively.
(2) Redevelopment properties will enter the QTD Pool and YTD Pool after five full quarters and eight full quarters of operations post redevelopment completion, respectively.
(3) Transitioned properties will enter the QTD Pool and YTD Pool after five full quarters and eight full quarters of operations with the new operator in place or under the new structure, respectively.
(4) Includes one closed property in the QTD pool and one closed property and one flooded property in the YTD pool.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the respective pools. Dollar amounts are in thousands.

	QTD Pool		YTD Pool
	Three Months Ended		Twelve Months Ended
SSNOI Reconciliations:	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Seniors Housing Operating:
Consolidated NOI	$159,797	$242,453	$755,552	$1,039,520
NOI attributable to unconsolidated investments	13,182	16,491	53,736	65,387
NOI attributable to noncontrolling interests	(9,405)	(19,436)	(51,334)	(81,426)
Non-cash NOI attributable to same store properties	(349)	(842)	(3,239)	(4,295)
NOI attributable to non-same store properties	(8,291)	(23,254)	(166,567)	(261,002)
Currency and ownership adjustments (1)	(561)	754	2,985	6,144
SSNOI at Welltower Share	154,373	216,166	591,133	764,328

Triple-net:
Consolidated NOI	225,277	226,837	$748,121	$918,743
NOI attributable to unconsolidated investments	4,818	5,133	13,797	20,532
NOI attributable to noncontrolling interests	(14,563)	(14,751)	(58,288)	(58,462)
Non-cash NOI attributable to same store properties	(12,313)	(15,224)	80,630	(58,846)
NOI attributable to non-same store properties	(34,236)	(32,080)	(155,566)	(197,487)
Currency and ownership adjustments (1)	(286)	137	278	397
SSNOI at Welltower Share	168,697	170,052	628,972	624,877

Outpatient Medical:
Consolidated NOI	117,231	130,498	505,071	469,035
NOI attributable to unconsolidated investments	3,481	541	9,629	1,930
NOI attributable to noncontrolling interests	(4,264)	(6,853)	(16,565)	(27,637)
Non-cash NOI attributable to same store properties	(1,542)	(2,915)	(1,094)	(2,807)
NOI attributable to non-same store properties	(24,050)	(19,674)	(204,525)	(129,723)
Currency and ownership adjustments (1)	(5,871)	(17,453)	(40,004)	(64,009)
SSNOI at Welltower Share	84,985	84,144	252,512	246,789

SSNOI at Welltower Share:
Seniors Housing Operating	154,373	216,166	591,133	764,328
Triple-net	168,697	170,052	628,972	624,877
Outpatient Medical	84,985	84,144	252,512	246,789
Total	$408,055	$470,362	$1,472,617	$1,635,994

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2020	2019	2018
Net income (loss)	$1,038,852	$1,330,410	$829,750
Interest expense	514,388	555,559	526,592
Income tax expense (benefit)	9,968	2,957	8,674
Depreciation and amortization	1,038,437	1,027,073	950,459
EBITDA	2,601,645	2,915,999	2,315,475
Loss (income) from unconsolidated entities	8,083	(42,434)	641
Stock-based compensation expense(1)	28,318	25,047	27,646
Loss (gain) on extinguishment of debt, net	47,049	84,155	16,097
Loss (gain) on real estate dispositions, net	(1,088,455)	(748,041)	(415,575)
Impairment of assets	135,608	28,133	115,579
Provision for loan losses	94,436	18,690	—
Loss (gain) on derivatives and financial instruments, net	11,049	(4,399)	(4,016)
Other expenses(1)	64,171	51,052	111,990
Other impairment	146,508	—	—
Additional other income	—	—	(14,832)
Adjusted EBITDA	$2,048,412	$2,328,202	$2,153,005

Adjusted Interest Coverage Ratio:
Interest expense	$514,388	$555,559	$526,592
Capitalized interest	17,472	15,272	7,905
Non-cash interest expense	(15,751)	(8,645)	(10,860)
Total interest	516,109	562,186	523,637
Adjusted EBITDA	$2,048,412	$2,328,202	$2,153,005
Adjusted interest coverage ratio	3.97x	4.14x	4.11x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$516,109	$562,186	$523,637
Secured debt principal payments	62,707	54,325	56,288
Preferred dividends	—	—	46,704
Total fixed charges	578,816	616,511	626,629
Adjusted EBITDA	$2,048,412	$2,328,202	$2,153,005
Adjusted fixed charge coverage ratio	3.54x	3.78x	3.44x
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

	Year Ended December 31,
	2020	2019	2018
Book capitalization:
Unsecured credit facility and commercial paper	$—	$1,587,597	$1,147,000
Long-term debt obligations(1)	13,905,822	13,436,365	12,150,144
Cash and cash equivalents(2)	(1,968,765)	(284,917)	(215,376)
Total net debt	11,937,057	14,739,045	13,081,768
Total equity and noncontrolling interests(3)	17,225,062	16,982,504	16,010,645
Book capitalization	$29,162,119	$31,721,549	$29,092,413
Net debt to book capitalization ratio	40.9%	46.5%	45.0%

Undepreciated book capitalization:
Total net debt	$11,937,057	$14,739,045	$13,081,768
Accumulated depreciation and amortization	6,104,297	5,715,459	5,499,958
Total equity and noncontrolling interests(3)	17,225,062	16,982,504	16,010,645
Undepreciated book capitalization	$35,266,416	$37,437,008	$34,592,371
Net debt to undepreciated book capitalization ratio	33.8%	39.4%	37.8%

Market capitalization:
Common shares outstanding	417,401	410,257	383,675
Period end share price	$64.62	$81.78	$69.41
Common equity market capitalization	$26,972,453	$33,550,817	$26,630,882
Total net debt	11,937,057	14,739,045	13,081,768
Noncontrolling interests(3)	1,252,343	1,442,060	1,378,311
Preferred stock	—	—	718,498
Market capitalization:	$40,161,853	$49,731,922	$41,809,459
Net debt to market capitalization ratio	29.7%	29.6%	31.3%
(1) Amounts include senior unsecured notes, secured debt and lease liabilities related to financing leases, as reflected on our Consolidated Balance Sheets. Operating lease liabilities related to the ASC 842 adoption are excluded.
(2) Inclusive of IRC Section 1031 deposits, if any.
(3) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests as reflected on our Consolidated Balance Sheets.

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
Allowance for Credit Losses on Loans Receivable

The allowance for credit losses is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the credit allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments.

The determination of the allowance for credit losses is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of factors, including, but not limited to, payment status, historical loan charge-offs, financial strength of the borrower and guarantors, and nature, extent and value of the underlying collateral. A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans we identified as having deteriorated credit quality, we determine the amount of credit loss on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual are deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, we may return these loans to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance. For the remaining loans, we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses.

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

	December 31, 2020		December 31, 2019
	Principal balance	Change in fair value	Principal balance	Change in fair value
Senior unsecured notes	$9,943,501	$(761,581)	$9,724,691	$(751,848)
Secured debt	1,702,196	(57,756)	1,814,229	(69,756)
Totals	$11,645,697	$(819,337)	$11,538,920	$(821,604)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At December 31, 2020, we had $2,241,909,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $22,420,000. At December 31, 2019, we had $3,470,584,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $34,706,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the year ended December 31, 2020, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $3,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed, excluding cross currency hedge activity (dollars in thousands):

	December 31, 2020		December 31, 2019
	Carrying value	Change in fair value	Carrying value	Change in fair value
Foreign currency exchange contracts	$61,851	$12,731	$26,767	$12,136
Debt designated as hedges	1,630,542	16,305	1,586,116	15,861
Totals	$1,692,393	$29,036	$1,612,883	$27,997

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Welltower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2021 expressed an unqualified opinion thereon.
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
    Impairment of Real Property
Description of the Matter At December 31, 2020, the Company’s net real property owned was approximately $27.6 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews its real property quarterly on a property-by-property basis to determine if facts and circumstances suggest that the real property may be impaired. If the undiscounted cash flows indicate that the real property will not be recoverable, the carrying value of the real property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.
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

    Real Estate Acquisitions
Description of the Matter During 2020, the Company completed approximately $904 million of real estate acquisitions. As disclosed in Note 3 of the consolidated financial statements, the total purchase price for all properties acquired has been allocated to the related real estate acquired (tangible assets and identifiable intangible assets and liabilities) based upon their relative fair values.
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
Toledo, Ohio
February 10, 2021

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	December 31, 2020	December 31, 2019
Assets
Real estate investments:
Real property owned:
Land and land improvements	$3,440,650	$3,486,620
Buildings and improvements	28,024,971	29,163,305
Acquired lease intangibles	1,500,030	1,617,051
Real property held for sale, net of accumulated depreciation	216,613	1,253,008
Construction in progress	487,742	507,931
Gross real property owned	33,670,006	36,027,915
Less accumulated depreciation and amortization	(6,104,297)	(5,715,459)
Net real property owned	27,565,709	30,312,456
Right of use assets, net	465,866	536,433
Real estate loans receivable, net of credit allowance	443,372	270,382
Net real estate investments	28,474,947	31,119,271
Other assets:
Investments in unconsolidated entities	946,234	583,423
Goodwill	68,321	68,321
Cash and cash equivalents	1,545,046	284,917
Restricted cash	475,997	100,849
Straight-line rent receivable	344,066	466,222
Receivables and other assets	629,031	757,748
Total other assets	4,008,695	2,261,480
Total assets	$32,483,642	$33,380,751

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$1,587,597
Senior unsecured notes	11,420,790	10,336,513
Secured debt	2,377,930	2,990,962
Lease liabilities	418,266	473,693
Accrued expenses and other liabilities	1,041,594	1,009,482
Total liabilities	15,258,580	16,398,247

Redeemable noncontrolling interests	343,490	475,877

Equity:
Common stock	418,691	411,005
Capital in excess of par value	20,823,145	20,190,119
Treasury stock	(104,490)	(78,955)
Cumulative net income	8,327,598	7,353,966
Cumulative dividends	(13,343,721)	(12,223,534)
Accumulated other comprehensive income (loss)	(148,504)	(112,157)
Total Welltower Inc. stockholders’ equity	15,972,719	15,540,444
Noncontrolling interests	908,853	966,183
Total equity	16,881,572	16,506,627
Total liabilities and equity	$32,483,642	$33,380,751
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Resident fees and services	$3,074,022	$3,448,175	$3,234,852
Rental income	1,443,360	1,588,400	1,380,422
Interest income	69,156	63,830	55,814
Other income	19,429	20,901	29,411
Total revenues	4,605,967	5,121,306	4,700,499
Expenses:
Property operating expenses	2,597,823	2,690,042	2,433,017
Depreciation and amortization	1,038,437	1,027,073	950,459
Interest expense	514,388	555,559	526,592
General and administrative expenses	128,394	126,549	126,383
Loss (gain) on derivatives and financial instruments, net	11,049	(4,399)	(4,016)
Loss (gain) on extinguishment of debt, net	47,049	84,155	16,097
Provision for loan losses	94,436	18,690	—
Impairment of assets	135,608	28,133	115,579
Other expenses	70,335	52,612	112,898
Total expenses	4,637,519	4,578,414	4,277,009

Income (loss) from continuing operations before income taxes and other items	(31,552)	542,892	423,490
Income tax (expense) benefit	(9,968)	(2,957)	(8,674)
Income (loss) from unconsolidated entities	(8,083)	42,434	(641)
Gain (loss) on real estate dispositions, net	1,088,455	748,041	415,575
Income (loss) from continuing operations	1,038,852	1,330,410	829,750

Net income	1,038,852	1,330,410	829,750
Less: Preferred stock dividends	—	—	46,704
Less: Net income (loss) attributable to noncontrolling interests(1)	60,008	97,978	24,796
Net income (loss) attributable to common stockholders	$978,844	$1,232,432	$758,250

Average number of common shares outstanding:
Basic	415,451	401,845	373,620
Diluted	417,387	403,808	375,250

Earnings per share:
Basic:
Income (loss) from continuing operations	$2.50	$3.31	$2.22
Net income (loss) attributable to common stockholders	$2.36	$3.07	$2.03

Diluted:
Income (loss) from continuing operations	$2.49	$3.29	$2.21
Net income (loss) attributable to common stockholders(2)	$2.33	$3.05	$2.02
(1) Includes amounts attributable to redeemable noncontrolling interests
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$1,038,852	$1,330,410	$829,750

Other comprehensive income (loss):
Unrecognized actuarial gain (loss)	—	540	344
Foreign currency translation gain (loss)	103,612	161,915	(253,022)
Derivative and financial instruments designated as hedges gain (loss)	(134,369)	(131,120)	211,390
Total other comprehensive income (loss)	(30,757)	31,335	(41,288)

Total comprehensive income (loss)	1,008,095	1,361,745	788,462
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	65,598	111,701	1,812
Total comprehensive income (loss) attributable to common stockholders	$942,497	$1,250,044	$786,650
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY
WELLTOWER INC. AND SUBSIDIARIES

(in thousands)	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2017	$718,503	$372,449	$17,663,351	$(64,559)	$5,316,580	$(9,471,712)	$(111,465)	$502,305	$14,925,452
Comprehensive income:
Net income (loss)					804,954			25,065	830,019
Other comprehensive income (loss)							(18,304)	(22,984)	(41,288)
Total comprehensive income									788,731
Net change in noncontrolling interests			(43,101)					449,879	406,778
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		188	27,901	(3,940)					24,149
Net proceeds from issuance of common stock		11,828	776,506						788,334
Conversion of preferred stock	(5)		5						—
Dividends paid:
Common stock dividends						(1,300,141)			(1,300,141)
Preferred stock dividends						(46,704)			(46,704)
Balances at December 31, 2018	718,498	384,465	18,424,662	(68,499)	6,121,534	(10,818,557)	(129,769)	954,265	15,586,599
Comprehensive income:
Net income (loss)					1,232,432			67,365	1,299,797
Other comprehensive income (loss)							17,612	13,440	31,052
Total comprehensive income									1,330,849
Net change in noncontrolling interests			3,583					(68,887)	(65,304)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		162	25,163	(10,456)					14,869
Net proceeds from issuance of common stock		13,666	1,030,925						1,044,591
Conversion of preferred stock	(718,498)	12,712	705,786						—
Dividends paid:
Common stock dividends						(1,404,977)			(1,404,977)
Balances at December 31, 2019	—	411,005	20,190,119	(78,955)	7,353,966	(12,223,534)	(112,157)	966,183	16,506,627
Cumulative change in accounting principle (Note 2)					(5,212)				(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	—	411,005	20,190,119	(78,955)	7,348,754	(12,223,534)	(112,157)	966,183	16,501,415
Comprehensive income:
Net income (loss)					978,844			98,910	1,077,754
Other comprehensive income (loss)							(36,347)	5,493	(30,854)
Total comprehensive income									1,046,900
Net change in noncontrolling interests			18,158					(161,733)	(143,575)
Amounts related to issuance of common stock from dividend reinvestment and stock incentive plans, net of forfeitures		622	27,666	(17,879)					10,409
Net proceeds from issuance of common stock		7,064	587,202						594,266
Repurchase of common stock				(7,656)					(7,656)
Dividends paid:
Common stock dividends						(1,120,187)			(1,120,187)
Balances at December 31, 2020	$—	$418,691	$20,823,145	$(104,490)	$8,327,598	$(13,343,721)	$(148,504)	$908,853	$16,881,572
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$1,038,852	$1,330,410	$829,750
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,038,437	1,027,073	950,459
Other amortization expenses	13,213	16,827	17,000
Provision for loan losses	94,436	18,690	—
Impairment of assets	135,608	28,133	115,579
Stock-based compensation expense	28,318	25,047	27,646
Loss (gain) on derivatives and financial instruments, net	11,049	(4,399)	(4,016)
Loss (gain) on extinguishment of debt, net	47,049	84,155	16,097
Loss (income) from unconsolidated entities	8,083	(42,434)	641
Rental income less than ( in excess of) cash received	60,254	(106,331)	(32,857)
Amortization related to above (below) market leases, net	(1,870)	(676)	2,608
Loss (gain) on real estate dispositions, net	(1,088,455)	(748,041)	(415,575)
Distributions by unconsolidated entities	11,601	—	21
Increase (decrease) in accrued expenses and other liabilities	22,764	(29,068)	70,762
Decrease (increase) in receivables and other assets	(54,583)	(63,418)	5,829
Net cash provided from (used in) operating activities	1,364,756	1,535,968	1,583,944

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(903,756)	(3,959,683)	(3,560,360)
Cash disbursed for capital improvements to existing properties	(244,989)	(328,824)	(266,183)
Cash disbursed for construction in progress	(201,336)	(323,488)	(160,706)
Capitalized interest	(17,472)	(15,272)	(7,905)
Investment in loans receivable	(247,543)	(119,699)	(112,048)
Principal collected on loans receivable	31,548	127,706	203,935
Other investments, net of payments	7,726	(8,282)	(44,535)
Contributions to unconsolidated entities	(411,154)	(279,631)	(136,854)
Distributions by unconsolidated entities	48,195	216,231	90,916
Proceeds from (payments on) derivatives	(13,319)	(8,499)	65,399
Proceeds from sales of real property	4,300,028	2,650,650	1,541,870
Net cash provided from (used in) investing activities	2,347,928	(2,048,791)	(2,386,471)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	(1,587,597)	440,597	428,000
Proceeds from issuance of senior unsecured notes	1,588,549	3,974,559	2,824,176
Payments to extinguish senior unsecured notes	(566,248)	(3,335,290)	(1,450,000)
Net proceeds from the issuance of secured debt	62,055	343,696	45,447
Payments on secured debt	(694,995)	(284,433)	(362,841)
Net proceeds from the issuance of common stock	595,313	1,056,125	789,575
Repurchase of common stock	(7,656)	—	—
Payments for deferred financing costs and prepayment penalties	(39,087)	(84,142)	(29,691)
Contributions by noncontrolling interests(1)	44,023	55,365	39,207
Distributions to noncontrolling interests(1)	(333,489)	(172,940)	(109,871)
Cash distributions to stockholders	(1,119,232)	(1,400,712)	(1,348,863)
Other financing activities	(22,494)	(15,675)	(6,771)
Net cash provided from (used in) financing activities	(2,080,858)	577,150	818,368
Effect of foreign currency translation on cash and cash equivalents and restricted cash	3,451	5,310	(9,015)
Increase (decrease) in cash, cash equivalents and restricted cash	1,635,277	69,637	6,826
Cash, cash equivalents and restricted cash at beginning of period	385,766	316,129	309,303
Cash, cash equivalents and restricted cash at end of period	$2,021,043	$385,766	$316,129

Supplemental cash flow information:
Interest paid	$508,454	$574,536	$501,404
Income taxes paid	13,671	14,338	2,250
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
For our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and generally is recognized monthly as services are provided. Agreements with residents generally have a term of one year and are cancellable by the resident with 30 days’ notice. Management contracts are present in some of our joint venture agreements to provide asset and property management, leasing, marketing and other services.
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
Redeemable Noncontrolling Interests
Certain noncontrolling interests are redeemable at fair value. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. If it is probable that the interests will be redeemed in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately two years. In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, on the balance sheet. At December 31, 2020, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $343,490,000 by $15,696,000.
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
Identifiable intangible assets and liabilities consist primarily of the above or below market component of in-place leases and the value associated with the presence of in-place leases. The value allocable to the above or below market component of the acquired in-place lease is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in other liabilities on the balance sheet and are amortized to rental income over the remaining terms of the respective leases or lease-up period.
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
The net book value of long-lived assets is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that the assets may be impaired or that the depreciable life may need to be changed. We consider external factors relating to each asset and the existence of a master lease which may link the cash flows of an individual asset to a larger portfolio of assets leased to the same tenant. If these factors and the projected undiscounted cash flows of the assets over the remaining depreciation period indicate that the assets will not be recoverable, the carrying value is reduced to the estimated fair market value. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and health care industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us. Additionally, properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value.
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
Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of collectability risks.
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
Allowance for Credit Losses on Loans Receivable
The allowance for credit losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the credit allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, financial strength of the borrower and guarantors, and nature, extent, and value of the underlying collateral. A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans we identified as having deteriorated credit quality we determine the amount of credit loss on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual status are deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, we may return these loans to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance. For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses.

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
 Fair Value of Derivative Instruments
Derivatives are recorded at fair value on the balance sheet as assets or liabilities. The valuation of derivative instruments requires us to make estimates and judgments that affect the fair value of the instruments. Fair values of our derivatives are estimated by pricing models that consider the forward yield curves and discount rates. The fair value of our forward exchange contracts are estimated by pricing models that consider foreign currency spot rates, forward trade rates and discount rates. Such amounts and the recognition of such amounts are subject to estimates that may change in the future. See Note 12 for additional information.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Accounts payable	$101,592	$58,646
Accrued interest	112,202	104,548
Other accrued expenses	41,471	71,860
Unearned revenues	115,411	183,011
Taxes payable	99,916	97,094
Other liabilities	571,002	494,323
Total	$1,041,594	$1,009,482
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
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding for the period adjusted for non-vested shares of restricted stock. The computation of diluted earnings per share is similar to basic earnings per share, except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Additionally, net income (loss) allocated to OP units (discussed above) has been included in the numerator and redeemable common stock related to the OP units have been included in the denominator for the purpose of computing diluted earnings per share.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impact of COVID-19 Pandemic
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future, including but not limited to, the following:
•Our Seniors Housing Operating revenues are dependent on occupancy. Declines in occupancy are expected due to heightened move-in criteria and screening, as well as increased mortality rates among seniors. Occupancy within our total Seniors Housing Operating portfolio has declined as follows (unaudited):

	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
Spot occupancy (1)	85.6%	84.9%	82.6%	80.9%	79.9%	79.3%	78.7%	78.4%	78.0%	77.3%	76.2%
Sequential occupancy change		(0.7)%	(2.3)%	(1.7)%	(1.0)%	(0.6)%	(0.6)%	(0.3)%	(0.4)%	(0.7)%	(1.1)%
(1) Spot occupancy represents approximate month end occupancy for properties in operation as of February 29, 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since this date.

•Increased Seniors Housing Operating expenses are expected to continue until the pandemic subsides. We experienced incremental operational costs, net of reimbursements, of $78,792,000 related to consolidated properties for the year ended December 31, 2020, included in property operating expenses. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies, net of reimbursements. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.
•In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund related to our Seniors Housing Operating portfolio following the announcement from the Department of Health and Human Services that it expanded the eligibility of the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund to include assisted living facilities. During the fourth quarter, we received Provider Relief Funds of approximately $9 million which was recognized as a reduction to property operating expenses. To date in 2021, we have received approximately $34 million of Provider Relief Funds.
•Our Triple-net operators are experiencing similar occupancy declines and expense increases, however, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may impact our Triple-net operators' ability to pay rent and contractual obligations. Many of our Triple-net operators have received funds under the CARES Act Paycheck Protection Program. In addition, operators of long-term/post-acute care facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities are receiving funds from Phase 2 of the Provider Relief Fund. Accordingly, collection of Triple-net rent due during the COVID-19 pandemic to date (from March to December) has generally been consistent with historical collection rates and no significant rent concessions or deferrals have been made.
•Outpatient Medical rent collections through March were generally consistent with pre COVID-19 levels. During the second quarter we executed short term rent deferrals with certain Outpatient Medical tenants which in most cases were required to be repaid by year end. Since then we have collected approximately 99% of Outpatient Medical rent due in the second half of the year, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. Furthermore, collections of deferred rent due under executed deferrals was over 99%. To the extent that deferred rent is not repaid as expected, or the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•At the FASB's April 8, 2020 Board meeting, the staff acknowledged that the economics of lease concessions that result from a global pandemic may not be aligned with the underlying premise of the modification framework in ASC 842, under which the concession would be recognized over the remainder of the lease term. In a Q&A document, the FASB provided entities with COVID-19 related lease concessions an option to either (1) apply the modification framework for these concessions in accordance with ASC 842 as applicable or (2) account for concessions as if they were made under the enforceable rights included in the original agreement as long as total cash flows resulting from the modified contract are substantially the same or less than cash flows in the original contract. Due to the continuing adverse economic conditions caused by the COVID-19 pandemic, certain tenants and operators have requested rent relief, most often in the form of a short-term rent deferral. Not all requests result in modification of agreements, nor do we intend to forgo our contractual rights under our lease agreements. We evaluate each rent relief request on an individual basis. To date, the majority of rent deferral agreements resulted in two months of full or partial rent relief to be repaid by the end of the year unless local ordinances mandate otherwise. We have elected to apply the accounting relief provided by the FASB to such short-term rent deferrals, and will account for such deferrals as if no change had been made to the original lease contract.
•In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provides updated disclosure requirements. We are currently evaluating the guidance and the impact it may have on our consolidated financial statements.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Year Ended December 31, 2020
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$55,000	$16,876	$45,590	$117,466
Buildings and improvements	527,189	73,855	179,004	780,048
Acquired lease intangibles	28,668	—	24,718	53,386
Total net real estate assets	610,857	90,731	249,312	950,900
Receivables and other assets	746	—	268	1,014
Total assets acquired(1)	611,603	90,731	249,580	951,914
Accrued expenses and other liabilities	(1,650)	—	(962)	(2,612)
Total liabilities assumed	(1,650)	—	(962)	(2,612)
Noncontrolling interests(2)	(45,546)	—	—	(45,546)
Cash disbursed for acquisitions	564,407	90,731	248,618	903,756
Construction in progress additions	134,945	45,256	39,833	220,034
Less: Capitalized interest	(10,389)	(3,209)	(3,874)	(17,472)
Accruals(3)	(1,226)	—	—	(1,226)
Cash disbursed for construction in progress	123,330	42,047	35,959	201,336
Capital improvements to existing properties	107,379	76,625	60,985	244,989
Total cash invested in real property, net of cash acquired	$795,116	$209,403	$345,562	$1,350,081
(1) Excludes $580,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

	Year Ended December 31, 2019
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$154,470	$24,097	$293,933	$472,500
Buildings and improvements	1,518,748	203,282	1,954,928	3,676,958
Acquired lease intangibles	76,009	—	183,921	259,930
Real property held for sale	17,435	—	—	17,435
Construction in progress	36,174	—	—	36,174
Right of use assets, net	—	—	58,377	58,377
Total net real estate assets	1,802,836	227,379	2,491,159	4,521,374
Receivables and other assets	15,634	—	1,586	17,220
Total assets acquired(1)	1,818,470	227,379	2,492,745	4,538,594
Secured debt	(194,408)	—	(206,754)	(401,162)
Lease liabilities	—	—	(47,740)	(47,740)
Accrued expenses and other liabilities	(12,024)	—	(32,893)	(44,917)
Total liabilities assumed	(206,432)	—	(287,387)	(493,819)
Noncontrolling interests(2)	(67,987)	(4,015)	(1,201)	(73,203)
Non-cash acquisition related activity(3)	(11,889)	—	—	(11,889)
Cash disbursed for acquisitions	1,532,162	223,364	2,204,157	3,959,683
Construction in progress additions	227,018	61,414	60,884	349,316
Less: Capitalized interest	(8,889)	(2,385)	(3,998)	(15,272)
Accruals(4)	—	—	(1,035)	(1,035)
Cash disbursed for construction in progress	218,129	59,029	55,851	333,009
Capital improvements to existing properties	260,413	17,426	50,985	328,824
Total cash invested in real property, net of cash acquired	$2,010,704	$299,819	$2,310,993	$4,621,516
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$51,440	$413,588	$77,239	$542,267
Buildings and improvements	621,731	2,242,884	478,740	3,343,355
Acquired lease intangibles	69,504	9,690	50,813	130,007
Real property held for sale	—	396,265	22,032	418,297
Total net real estate assets	742,675	3,062,427	628,824	4,433,926
Receivables and other assets	1,492	1,354	1,185	4,031
Total assets acquired(1)	744,167	3,063,781	630,009	4,437,957
Secured debt	(134,752)	—	(169,156)	(303,908)
Accrued expenses and other liabilities	(18,463)	(13,199)	(14,896)	(46,558)
Total liabilities assumed	(153,215)	(13,199)	(184,052)	(350,466)
Noncontrolling interests(2)	(14,390)	(512,741)	—	(527,131)
Cash disbursed for acquisitions	576,562	2,537,841	445,957	3,560,360
Construction in progress additions	82,621	55,558	26,565	164,744
Less: Capitalized interest	(3,190)	(2,238)	(2,477)	(7,905)
Accruals(3)	—	—	(339)	(339)
Cash disbursed for construction in progress	79,431	53,320	23,749	156,500
Capital improvements to existing properties	201,001	10,046	55,136	266,183
Total cash invested in real property, net of cash acquired	$856,994	$2,601,207	$524,842	$3,983,043
(1) Excludes $395,397,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.
Acquisition of Quality Care Properties
On July 26, 2018, we completed the acquisition of Quality Care Properties Inc. ("QCP"), with QCP shareholders receiving $20.75 of cash for each share of QCP common stock and all existing QCP debt was repaid upon closing. Prior to the acquisition, ProMedica Health System ("ProMedica") completed the acquisition of HCR ManorCare. Immediately following the acquisition of QCP, we formed an 80/20 joint venture with ProMedica to own the real estate associated with the 218 seniors housing properties leased to ProMedica under a lease agreement with the following key terms: (i) 15-year absolute triple-net master lease with three 5-year renewal options; (ii) initial annual cash rent of $179 million with a year one escalator of 1.375% and 2.75% annual escalators thereafter; and (iii) full corporate guarantee of ProMedica. Additionally, we acquired 59 seniors housing properties classified as held for sale and leased to ProMedica under a non-yielding lease, 12 seniors housing properties and one surgery center classified as held for sale and leased to operators under existing triple-net leases, 14 seniors housing properties leased to operators under existing triple-net leases and one multi-tenant medical office building leased to various tenants. The aggregate consideration to acquire the QCP shares and repay outstanding QCP debt was approximately $3.5 billion.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Development projects:
Seniors Housing Operating	$93,188	$28,117	$86,931
Triple-net	75,149	—	90,055
Outpatient Medical	43,493	21,006	11,358
Total development projects	211,830	49,123	188,344
Expansion projects	48,600	—	20,029
Total construction in progress conversions	$260,430	$49,123	$208,373

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2020	December 31, 2019
Assets:
In place lease intangibles	$1,406,705	$1,513,836
Above market tenant leases	52,621	59,540
Lease commissions	40,704	43,675
Gross historical cost	1,500,030	1,617,051
Accumulated amortization	(1,177,513)	(1,181,158)
Net book value	$322,517	$435,893

Weighted-average amortization period in years	10.5	10.3

Liabilities:
Below market tenant leases	$77,851	$99,035
Accumulated amortization	(40,871)	(49,390)
Net book value	$36,980	$49,645

Weighted-average amortization period in years	8.3	8.6
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Rental income related to (above)/below market tenant leases, net	$1,710	$508	$(1,269)
Amortization related to in place lease intangibles and lease commissions	(121,004)	(135,047)	(122,515)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2021	$78,160	$7,993
2022	43,726	7,320
2023	34,071	5,158
2024	26,524	3,049
2025	21,324	2,482
Thereafter	118,712	10,978
Totals	$322,517	$36,980

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, relationship or geography). At December 31, 2020, four Seniors Housing Operating, one Triple-net and ten Outpatient Medical properties with an aggregate net real estate balance of $216,613,000 were classified as held for sale for which we expect gross sales proceeds of approximately $276,363,000. In addition to the real property balances held for sale, net other assets and (liabilities) of $35,811,000 are included in the Consolidated Balance Sheets related to held for sale properties.
During the year ended December 31, 2020, we recorded impairment charges of $87,873,000 related to 15 Seniors Housing Operating and one Triple-net properties which were disposed of or classified as held for sale for which the carrying value exceeded the fair values, less estimated costs to sell. Additionally, during the year ended December 31, 2020, we recorded $47,735,000 of impairment charges related to six Seniors Housing Operating and four Triple-net properties that were held for use in which the carrying value exceed the fair value. The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Real estate dispositions:
Seniors Housing Operating	$1,289,769	$1,232,816	$36,627
Triple-net	51,666	667,632	835,093
Outpatient Medical	1,755,864	482	253,397
Total dispositions	3,097,299	1,900,930	1,125,117
Gain (loss) on real estate dispositions, net	1,088,455	748,041	415,575
Net other assets (liabilities) disposed	114,274	1,679	1,178
Proceeds from real estate dispositions	$4,300,028	$2,650,650	$1,541,870

Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Total revenues	$257,089	$712,529	$916,896
Expenses:
Interest expense	6,665	18,506	18,801
Property operating expenses	134,119	375,327	495,770
Provision for depreciation	55,114	138,041	189,909
Total expenses	195,898	531,874	704,480
Income (loss) from real estate dispositions, net	$61,191	$180,655	$212,416
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
We sublease certain real estate to a third party. Our sublease portfolio consists of a finance lease for seven buildings which are subleased to Genesis Healthcare.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease expense were as follows for the periods presented (in thousands):

		Year Ended
	Classification	December 31, 2020	December 31, 2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$23,472	$25,166
Non-real estate investment lease expense	General and administrative expenses	4,745	1,654
Finance lease cost:
Amortization of leased assets	Property operating expenses	8,203	7,795
Interest on lease liabilities	Interest expense	6,411	4,748
Sublease income	Rental income	(4,173)	(4,173)
Total		$38,658	$35,190
(1) Includes short-term leases which are immaterial.
Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$20,316	$8,777
2022	19,051	8,587
2023	19,082	69,439
2024	18,380	1,491
2025	15,575	1,459
Thereafter	910,134	107,674
Total lease payments	1,002,538	197,427
Less: Imputed interest	(691,374)	(90,325)
Total present value of lease liabilities	$311,164	$107,102
Supplemental balance sheet information related to leases was as follows for the periods presented (in thousands, except lease terms and discount rate):

	Classification	December 31, 2020	December 31, 2019
Right of use assets:
Operating leases - real estate	Right of use assets, net	$310,017	$374,217
Finance leases - real estate	Right of use assets, net	155,849	162,216
Real estate right of use assets, net		465,866	536,433
Operating leases - non-real estate investments	Receivables and other assets	9,624	12,474
Total right of use assets, net		$475,490	$548,907

Lease liabilities:
Operating leases		$311,164	$364,803
Financing leases		107,102	108,890
Total lease liabilities		$418,266	$473,693

Weighted average remaining lease term (years):
Operating leases		46.9	46.0
Finance leases		17.7	15.9

Weighted average discount rate:
Operating leases		5.02%	5.00%
Finance leases		5.16%	5.18%

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

		Year Ended
Cash Paid for Amounts Included in the Measurement of Lease Liabilities	Classification	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$9,323	$6,397
Operating cash flows from operating leases	Increase (decrease) in accrued expenses and other liabilities	(3,918)	(5,489)
Operating cash flows from finance leases	Decrease (increase) in receivables and other assets	8,263	10,732
Financing cash flows from finance leases	Other financing activities	(3,568)	(3,401)

Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the year ended December 31, 2020, we wrote off straight-line recent receivable balances of $146,508,000 relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable. Included in such amounts was $91,025,000 relating to Genesis Healthcare whom noted substantial doubt as to their ability to continue as a going concern in August.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the year ended December 31, 2020, we recognized $1,443,360,000 of rental income related to operating leases, of which $203,348,000 was for variable lease payments, which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the year ended December 31, 2019, we recognized $1,588,400,000 of rental income related to operating leases, of which $200,564,000 was for variable lease payments.
The following table sets forth the future minimum lease payments receivable for leases in effect at December 31, 2020 (excluding properties in our Seniors Housing Operating portfolio and excluding any operating expense reimbursements) (in thousands):

2021	$1,405,428
2022	1,390,915
2023	1,332,520
2024	1,306,595
2025	1,236,338
Thereafter	7,957,714
Totals	$14,629,510
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $15,615,000 and $6,897,000 as of December 31, 2020 and December 31, 2019, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019
Mortgage loans	$299,430	$188,062
Other real estate loans	152,739	124,696
Allowance for credit losses on real estate loans receivable	(8,797)	(42,376)
Real estate loans receivable, net of credit allowance	443,372	270,382
Non-real estate loans	455,508	362,850
Allowance for credit losses on non-real estate loans receivable	(215,239)	(25,996)
Non-real estate loans receivable, net of credit allowance(1)	240,269	336,854
Total loans receivable, net of credit allowance	$683,641	$607,236
 (1) Included in receivables and other assets on the Consolidated Balance Sheets.
During the year ended December 31, 2020, the real estate collateral associated with one loan was released, therefore, the principal balance of $86,411,000 and related allowance for credit losses of $42,376,000 was reclassified to non-real estate loans.
The following is a summary of our loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Advances on loans receivable:
Investments in new loans	$224,078	$46,824	$77,289
Draws on existing loans	23,465	72,875	34,759
Net cash advances on loans receivable	247,543	119,699	112,048

Receipts on loans receivable:
Loan payoffs	15,677	118,703	144,700
Principal payments on loans	15,871	9,003	59,235
Net cash receipts on loans receivable	31,548	127,706	203,935
Net cash advances (receipts) on loans receivable	$215,995	$(8,007)	$(91,887)

The following is a summary of our loans by credit loss category (in thousands):

	December 31, 2020
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans (1)	2007 - 2018	$242,319	$(212,514)	$29,805	6
Collective loan pool	2007 - 2015	130,436	(2,452)	127,984	14
Collective loan pool	2016	126,465	(2,381)	124,084	4
Collective loan pool	2017	126,792	(1,429)	125,363	7
Collective loan pool	2018	19,923	(374)	19,549	1
Collective loan pool	2019	48,819	(886)	47,933	7
Collective loan pool	2020	212,923	(4,000)	208,923	9
Total loans		$907,677	$(224,036)	$683,641	48

In 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for and eventually wrote off certain Triple-net real estate loans receivable that were no longer deemed collectible. During the year ended December 31, 2020, we recognized additional provision for loan losses of $88,201,000 as a result of the current collateral estimates for loans with deteriorated credit, primarily relating to our outstanding Genesis Healthcare loans. As of December 31, 2020, the total allowance for credit losses balance of $224,036,000 is deemed to be sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$68,372	$68,372	$68,372
Adoption of ASU 2016-13	5,212	—	—
Provision for loan losses	94,436	18,690	—
Loan write-offs	(7,000)	(18,690)	—
Foreign currency translation	197	—	—
Reclassification of deferred gain as credit loss(1)	62,819	—	—
Balance at end of year	$224,036	$68,372	$68,372

(1) During the year ended December 31, 2020, two loans receivable originated in 2016 to Genesis Healthcare with an aggregate carrying value of $62,753,000 were transferred to the deteriorated loan pool. In addition, deferred gains of $62,819,000 previously recorded in accrued expenses and other liabilities were reclassified to the allowance for credit losses.

The following is a summary of our deteriorated loans (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance of deteriorated loans at end of year(1)	$242,319	$188,018	$189,272
Allowance for credit losses	(212,514)	(68,372)	(68,372)
Balance of deteriorated loans not reserved	$29,805	$119,646	$120,900
Interest recognized on deteriorated loans(2)	18,937	16,235	17,241
(1) Balances include $3,623,000, $2,534,000 and 2567000 of loans on non-accrual as of December 31, 2020, 2019 and 2018, respectively.
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

	Percentage Ownership(1)	December 31, 2020	December 31, 2019
Seniors Housing Operating	10% to 65%	$653,057	$463,741
Triple-net	10% to 25%	5,629	7,740
Outpatient Medical	15% to 50%	287,548	111,942
Total		$946,234	$583,423
(1) Includes ownership of investments classified as liabilities and excludes ownership of in-substance real estate.
We own 34% of Sunrise Senior Living Management, Inc. ("Sunrise"), who provides comprehensive property management and accounting services with respect to certain of our Seniors Housing Operating properties that Sunrise operates. We pay Sunrise annual management fees pursuant to long-term management agreements. Our management agreements have initial terms expiring through December 2035 plus, if applicable, optional renewal periods ranging from an additional 5 to 15 years depending on the property. The management fees payable to Sunrise under the management agreements include a fee based on a percentage of revenues generated by the applicable properties plus, if applicable, positive or negative adjustments based on specified performance targets. For the years ended December 31, 2020, 2019 and 2018, we recognized fees to Sunrise of $40,088,000, $41,200,000 and $36,378,000, respectively, which are reflected within property operating expenses in our Consolidated Statements of Comprehensive Income.
During the year ended December 31, 2019, we sold our interest in a Seniors Housing Operating joint venture and recognized a gain of $38,681,000 in income (loss) from unconsolidated entities in our Consolidated Statements of Comprehensive Income.
At December 31, 2020, the aggregate unamortized basis difference of our joint venture investments of $116,504,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans totaling $333,934,000 related to eight properties as of December 31, 2020 for the development and construction of certain properties which are classified as in substance real estate investments. We believe that such borrowers typically represent variable interest entities (“VIE” or VIE’s”) in accordance with ASC 810 Consolidation. VIE’s are required to be consolidated by their Primary Beneficiary (“PB”) which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the PB of such

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments the arrangements have been classified as in substance real estate investments. We expect to fund an additional $120,004,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the year ended December 31, 2020, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Sunrise Senior Living(3)	165	$257,558	13%
ProMedica	215	212,593	11%
Revera(3)	94	100,344	5%
Avery Healthcare	60	75,863	4%
Sagora Senior Living	31	67,399	3%
Remaining portfolio	928	1,294,387	64%
Totals	1,493	$2,008,144	100%
(1) Sunrise Senior Living and Revera are in our Seniors Housing Operating segment. ProMedica is in our Triple-net segment. Avery Healthcare and Sagora Senior Living are in both the Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 37% of total NOI for the year ending December 31, 2019.
(3) Revera owns a controlling interest in Sunrise. For the year ended December 31, 2020, we recognized $1,147,146,000 of revenue from properties managed by Sunrise Senior Living.

10. Borrowings Under Credit Facilities and Commercial Paper Program
At December 31, 2020, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility ($0 outstanding at December 31, 2020), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2020). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate. The applicable margin is based on our debt ratings and was 0.825% at December 31, 2020. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at December 31, 2020. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at December 31, 2020.
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance outstanding at year end	$—	$1,588,600	$1,147,000
Maximum amount outstanding at any month end	$2,100,000	$2,880,000	$2,148,000
Average amount outstanding (total of daily principal balances
divided by days in period)	$497,014	$1,376,813	$950,581
Weighted-average interest rate (actual interest expense divided
by average borrowings outstanding)	2.09%	2.84%	3.07%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. At December 31, 2020, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2021	$—	$451,038	$451,038
2022(4)	870,000	460,892	1,330,892
2023(5,6)	1,369,784	372,541	1,742,325
2024	1,350,000	183,345	1,533,345
2025	1,250,000	214,440	1,464,440
Thereafter(7,8,9)	6,669,749	695,817	7,365,566
Totals	$11,509,533	$2,378,073	$13,887,606
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Annual interest rates range from 0.85% to 6.50%.
(3) Annual interest rates range from 0.09% to 12.00%. Carrying value of the properties securing the debt totaled $5,388,000,000 at December 31, 2020.
(4) Includes a $860,000,000 unsecured term credit facility. The loan matures on April 1, 2022 and bears interest at LIBOR plus 1.20% (1.35% at December 31, 2020).
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $196,032,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2020). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (1.37% at December 31, 2020).
(6) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (1.05% at December 31, 2020).
(7) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $235,239,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2020).
(8) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $751,410,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2020).
(9) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $683,100,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2020).

The following is a summary of our senior unsecured note principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$10,427,562	4.03%	$9,699,984	4.48%	$8,417,447	4.31%
Debt issued	1,600,000	1.89%	3,987,790	3.34%	2,850,000	4.57%
Debt extinguished	(566,248)	3.26%	(3,335,290)	4.39%	(1,450,000)	3.46%
Foreign currency	48,219	4.35%	75,078	4.22%	(117,463)	4.16%
Ending balance	$11,509,533	3.67%	$10,427,562	4.03%	$9,699,984	4.48%

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,993,342	3.63%	$2,485,711	3.90%	$2,618,408	3.76%
Debt issued	62,055	2.55%	343,696	3.11%	45,447	3.40%
Debt assumed	—	—%	385,145	4.34%	292,887	4.64%
Debt extinguished	(632,288)	2.21%	(230,108)	4.35%	(306,553)	5.36%
Principal payments	(62,707)	3.63%	(54,325)	3.75%	(56,288)	3.91%
Foreign currency	17,671	2.93%	63,223	3.28%	(108,190)	3.33%
Ending balance	$2,378,073	3.27%	$2,993,342	3.63%	$2,485,711	3.90%

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2020, we were in compliance with all of the covenants under our debt agreements.
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
Foreign Currency Forward Contracts Designated as Cash Flow Hedges
For instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is deferred as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods, during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in earnings.
Cash Flow Hedges of Interest Rate Risk
We enter into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and floating-rate debt and manage interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed-rate payments. These interest rate swap agreements are used to hedge the variable cash flows associated with variable-rate debt.
Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to the Consolidated Statements of Comprehensive Income. Approximately $2,686,000 of losses, which are included in OCI, are expected to be reclassified into earnings in the next 12 months.
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
During the years ended December 31, 2020, 2019, and 2018 we settled certain net investment hedges necessitating cash payments of $1,988,000 and generating cash proceeds of $6,716,000, and $70,897,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020	December 31, 2019
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$625,000	$725,000
Denominated in Pound Sterling	£1,340,708	£1,340,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S. Dollars(1)	$450,000	$1,188,250

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$405,819
Forward sales contracts denominated in Canadian Dollars	$80,000	$—
Forward purchase contracts denominated in Pound Sterling	£—	£(125,000)
Forward sales contracts denominated in Pound Sterling	£—	£125,000
(1) At December 31, 2020 the maximum maturity date was January 15, 2021.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
Description	Location	December 31, 2020	December 31, 2019	December 31, 2018
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$22,698	$26,419	$12,271
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(5,982)	$(2,310)	$5,233
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(134,369)	$(131,120)	$211,390
13. Commitments and Contingencies
At December 31, 2020, we had 9 outstanding letter of credit obligations totaling $19,476,000 and expiring between 2021 and 2024. At December 31, 2020, we had outstanding construction in progress of $487,742,000 and were committed to providing additional funds of approximately $622,108,000 to complete construction. Additionally, at December 31, 2020, we had outstanding investments classified as in substance real estate of $333,934,000 and were committed to provide additional funds of $120,004,000 (see Note 8 for additional information). Purchase obligations include $42,685,000 of contingent obligations to fund capital improvements. Rents due from the operator are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	December 31, 2020	December 31, 2019
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—
Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	419,124,469	411,550,857
Outstanding shares	417,400,602	410,256,615
Preferred Stock
The following is a summary of our preferred stock activity during the periods presented:

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	—	—%	14,369,965	6.50%	14,370,060	6.50%
Shares converted	—	—%	(14,369,965)	6.50%	(95)	6.50%
Ending balance	—	—%	—	—%	14,369,965	6.50%
During the year ended December 31, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock.
Common Stock
In February 2019, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $1,500,000,000 aggregate amount of our common stock ("Equity Shelf Program"). The Equity Shelf Program also allows us to enter into forward sale agreements. During the year ended December 31, 2020, we physically settled all of our outstanding forward sale agreements for cash proceeds of $576,196,000. As of December 31, 2020, we had $499,341,000 of remaining capacity under the Equity Shelf Program.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. During the year ended December 31, 2020, we repurchased 201,947 shares at an average price of $37.89 per share.
The following is a summary of our common stock activity during the periods indicated (dollars in thousands, except average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2018 Dividend reinvestment plan issuances	6,529,417	$65.55	$428,009	$423,075
2018 Option exercises	56,960	42.66	2,430	2,430
2018 Equity Shelf Program issuances	5,241,349	69.95	366,640	364,070
2018 Preferred stock conversions	83		—	—
2018 Stock incentive plans, net of forfeitures	115,243		—	—
2018 Totals	11,943,052		$797,079	$789,575

2019 Dividend reinvestment plan issuances	5,798,979	$77.18	$447,559	$443,929
2019 Option exercises	10,736	51.32	551	551
2019 Equity Shelf Program issuances	7,855,956	78.15	613,948	611,645
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	203,889		—	—
2019 Totals	26,582,012		$1,062,058	$1,056,125

2020 Dividend reinvestment plan issuances	264,153	$72.33	$19,105	$19,105
2020 Option exercises	251	47.81	12	12
2020 Equity Shelf Program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	281,552		—	—
2020 Totals	7,345,934		$607,189	$595,313
Dividends
During the year ended December 31, 2020, we declared a reduced cash dividend beginning with the quarter ended March 31, 2020. Please refer to Note 19 for information related to federal income tax of dividends. The following is a summary of our dividend payments (in thousands, except per share amounts):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Common Stock	$2.7000	$1,120,187	$3.4800	$1,404,977	$3.4800	$1,300,141
Series I Preferred Stock	—	—	—	—	3.2500	46,704
Totals		$1,120,187		$1,404,977		$1,346,845
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

	December 31, 2020	December 31, 2019
Foreign currency translation	$(621,792)	$(719,814)
Derivative and financial instruments designated as hedges	473,288	607,657
Total accumulated other comprehensive loss	$(148,504)	$(112,157)
15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units, and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to four years. Options expire ten years from the date of grant.
Under our long-term incentive plan, certain restricted stock awards are market, performance and time-based. For market and performance based awards, we will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return and operating performance metrics, measured in each case over a measurement period of three years. These awards vest after the end of the performance periods. The expected term represents the period from the grant date to the end of the performance period. Compensation expense for these performance grants is measured based on the probability of achievement of certain performance goals and is recognized over the performance period. For the portion of the grant for which the award is determined by the operating performance metrics, the compensation cost is based on the grant date closing price and management’s estimate of corporate achievement of the financial metrics. If the estimated number of performance based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates. For the portion of the grant determined by the total shareholder return, management used a Monte Carlo model to assess the fair value and compensation cost. Forfeitures are accounted for as they occur.
For the years ended December 31, 2020, 2019 and 2018, we recognized stock compensation expense (a component of general and administrative expenses, property operating expenses, and other expenses) of $28,318,000, $25,047,000, and $27,646,000, respectively.
Restricted Stock
The fair value of the restricted stock is equal to the market price of the company’s common stock on the date of grant and is amortized over the vesting periods. As of December 31, 2020, there was $20,900,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of two years. The following table summarizes information about non-vested restricted stock incentive awards as of and for the year ended December 31, 2020:

	Restricted Stock
	Number of Shares (000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2019	1,106	$70.26
Vested	(580)	71.36
Granted	274	88.24
Forfeited or Expired	(395)	83.01
Non-vested at December 31, 2020	405	$69.35
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019	2018
Numerator for basic earnings per share - net income attributable
to common stockholders	$978,844	$1,232,432	$758,250
Adjustment for net income (loss) attributable to OP units	(6,146)	806	173
Numerator for diluted earnings per share	$972,698	$1,233,238	$758,423

Denominator for basic earnings per share - weighted average shares	415,451	401,845	373,620
Effect of dilutive securities:
Employee stock options	—	—	9
Non-vested restricted shares	519	835	512
Redeemable OP units	1,396	1,112	1,096
Employee stock purchase program	21	16	13
Dilutive potential common shares	1,936	1,963	1,630
Denominator for diluted earnings per share - adjusted weighted average shares	417,387	403,808	375,250

Basic earnings per share	$2.36	$3.07	$2.03
Diluted earnings per share	$2.33	$3.05	$2.02
As of December 31, 2018, the Series I Cumulative Convertible Perpetual Preferred Stock were excluded from the calculations as the effect of the conversions were anti-dilutive. As of December 31, 2019, forward sales agreements outstanding for the sale of 4,935,804 shares of common stock were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying amounts and estimated fair values of our financial instruments are as follows as of the dates presented (in thousands):

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$293,752	$297,207	$145,686	$150,217
Other real estate loans receivable	149,620	152,211	124,696	128,512
Equity securities	4,636	4,636	15,685	15,685
Cash and cash equivalents	1,545,046	1,545,046	284,917	284,917
Restricted cash	475,997	475,997	100,849	100,849
Non-real estate loans receivable	240,269	255,724	336,854	379,239
Foreign currency forward contracts, interest rate swaps and cross currency swaps	4,668	4,668	18,554	18,554

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$—	$—	$1,587,597	$1,587,597
Senior unsecured notes	11,420,790	13,093,926	10,336,513	11,400,571
Secured debt	2,377,930	2,451,782	2,990,962	3,041,893
Foreign currency forward contracts, interest rate swaps and cross currency swaps	118,054	118,054	53,601	53,601

Redeemable OP unitholder interests	$116,240	$115,346	$121,440	$121,440
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

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Equity securities	$4,636	$4,636	$—	$—
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability)(1)	(113,386)	—	(113,386)	—
Totals	$(108,750)	$4,636	$(113,386)	$—
(1) Please see Note 12 for additional information.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities on our balance sheet that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired or assumed. Asset

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairments (if applicable, see Note 5 for impairments of real property and Note 7 for impairments of loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income, and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.
18. Segment Reporting
We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include seniors apartments, assisted living, independent living/continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof that are generally owned and/or operated through RIDEA structures (see Note 19). Our Triple-net properties include the property types described above as well as long-term/post-acute care facilities. Under the Triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our Outpatient Medical properties are typically leased to multiple tenants and generally require a certain level of property management by us.
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
Non-segment revenue consists mainly of other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. There are no intersegment sales or transfers.
Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,074,022	$—	$—	$—	$3,074,022
Rental income	—	733,776	709,584	—	1,443,360
Interest income	618	62,625	5,913	—	69,156
Other income	7,223	4,903	4,522	2,781	19,429
Total revenues	3,081,863	801,304	720,019	2,781	4,605,967

Property operating expenses	2,326,311	53,183	214,948	3,381	2,597,823
Consolidated net operating income	755,552	748,121	505,071	(600)	2,008,144

Depreciation and amortization	544,462	232,604	261,371	—	1,038,437
Interest expense	54,901	9,477	17,579	432,431	514,388
General and administrative expenses	—	—	—	128,394	128,394
Loss (gain) on derivatives and financial instruments, net	—	11,049	—	—	11,049
Loss (gain) on extinguishment of debt, net	12,659	—	1,046	33,344	47,049
Provision for loan losses	671	90,563	3,202	—	94,436
Impairment of assets	100,741	34,867	—	—	135,608
Other expenses	14,265	22,923	8,218	24,929	70,335
Income (loss) from continuing operations before income taxes and other items	27,853	346,638	213,655	(619,698)	(31,552)
Income tax (expense) benefit	—	—	—	(9,968)	(9,968)
Income (loss) from unconsolidated entities	(33,857)	18,462	7,312	—	(8,083)
Gain (loss) on real estate dispositions, net	328,249	64,288	695,918	—	1,088,455
Income (loss) from continuing operations	322,245	429,388	916,885	(629,666)	1,038,852
Net income (loss)	$322,245	$429,388	$916,885	$(629,666)	$1,038,852

Total assets	$16,044,153	$8,547,482	$6,522,880	$1,369,127	$32,483,642

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,448,175	$—	$—	$—	$3,448,175
Rental income	—	903,798	684,602	—	1,588,400
Interest income	36	62,599	1,195	—	63,830
Other income	8,658	6,246	2,031	3,966	20,901
Total revenues	3,456,869	972,643	687,828	3,966	5,121,306

Property operating expenses	2,417,349	53,900	218,793	—	2,690,042
Consolidated net operating income	1,039,520	918,743	469,035	3,966	2,431,264

Depreciation and amortization	553,189	232,626	241,258	—	1,027,073
Interest expense	67,983	12,892	13,411	461,273	555,559
General and administrative expenses	—	—	—	126,549	126,549
Loss (gain) on derivatives and financial instruments, net	—	(4,399)	—	—	(4,399)
Loss (gain) on extinguishment of debt, net	1,614	—	—	82,541	84,155
Provision for loan losses	—	18,690	—	—	18,690
Impairment of assets	2,145	11,926	14,062	—	28,133
Other expenses	26,348	13,771	1,788	10,705	52,612
Income (loss) from continuing operations before income taxes and other items	388,241	633,237	198,516	(677,102)	542,892
Income tax (expense) benefit	—	—	—	(2,957)	(2,957)
Income (loss) from unconsolidated entities	12,388	22,985	7,061	—	42,434
Gain (loss) on real estate dispositions, net	528,747	218,322	972	—	748,041
Income (loss) from continuing operations	929,376	874,544	206,549	(680,059)	1,330,410
Net income (loss)	$929,376	$874,544	$206,549	$(680,059)	$1,330,410

Total assets	$15,784,898	$9,434,817	$7,991,521	$169,515	$33,380,751

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2018:	Seniors Housing Operating	Triple-net		Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,234,852	$—		$—	$—	$3,234,852
Rental income	—	828,865		551,557	—	1,380,422
Interest income	578	54,926		310	—	55,814
Other income	5,024	17,173		4,939	2,275	29,411
Total revenues	3,240,454	900,964		556,806	2,275	4,700,499

Property operating expenses	2,255,432	915		176,670	—	2,433,017
Consolidated net operating income	985,022	900,049		380,136	2,275	2,267,482

Depreciation and amortization	529,449	235,480		185,530	—	950,459
Interest expense	69,060	14,225		7,051	436,256	526,592
General and administrative expenses	—	—		—	126,383	126,383
Loss (gain) on derivatives and financial instruments, net	—	(4,016)		—	—	(4,016)
Loss (gain) on extinguishment of debt, net	110	(32)		11,928	4,091	16,097
Impairment of assets	7,599	107,980		—	—	115,579
Other expenses(1)	6,624	90,975	(1)	7,570	7,729	112,898
Income (loss) from continuing operations before income taxes and other items	372,180	455,437		168,057	(572,184)	423,490
Income tax (expense) benefit	—	—		—	(8,674)	(8,674)
Income (loss) from unconsolidated entities	(28,142)	21,938		5,563	—	(641)
Gain (loss) on real estate dispositions, net	(2,245)	196,589		221,231	—	415,575
Income (loss) from continuing operations	341,793	673,964		394,851	(580,858)	829,750
Net income (loss)	$341,793	$673,964		$394,851	$(580,858)	$829,750
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

Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
Revenues:	Amount(1)	%	Amount	%	Amount	%
United States	$3,720,155	80.8%	$4,205,492	82.1%	$3,777,960	80.4%
United Kingdom	451,399	9.8%	452,698	8.8%	452,956	9.6%
Canada	434,413	9.4%	463,116	9.1%	469,583	10.0%
Total	$4,605,967	100.0%	$5,121,306	100.0%	$4,700,499	100.0%

	As of
	December 31, 2020		December 31, 2019
Assets:	Amount	%	Amount	%
United States	$26,658,659	82.1%	$27,513,911	82.4%
United Kingdom	3,352,549	10.3%	3,405,388	10.2%
Canada	2,472,434	7.6%	2,461,452	7.4%
Total	$32,483,642	100.0%	$33,380,751	100.0%
(1) The United States, United Kingdom and Canada represent 76%, 10% and 14%, respectively, of our resident fees and services revenue for the year ended December 31, 2020.

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
Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Per share:
Ordinary dividend(1)	$1.6389	$2.6937	$2.1988
Long-term capital gain/(loss)(2)	1.0611	0.7863	1.1153
Return of capital	—	—	0.1659
Totals	$2.7000	$3.4800	$3.4800
(1) For the years ended December 31, 2020, 2019 and 2018, includes Section 199A dividends of $1.6389, $2.6937 and $2.1988 respectively.
(2) For the years ended December 31, 2020, 2019 and 2018, includes Unrecaptured SEC. 1250 Gains of $0.3458, $0.2835 and $0.3822, respectively.

Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense	$11,358	$12,594	$15,850
Deferred tax benefit	(1,390)	(9,637)	(7,176)
Income tax expense (benefit)	$9,968	$2,957	$8,674
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2020, as a result of ownership of investments in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.
The provision for income taxes for the year ended December 31, 2020 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as TRSs. For the tax years ended December 31, 2020, 2019 and 2018, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was $5,777,000, ($3,892,000) and $9,804,000, respectively.
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2020, 2019 and 2018, to the income tax expense/(benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$220,252	$280,005	$176,069
Increase (decrease) in valuation allowance(1)	85,881	3,465	28,309
Tax at statutory rate on earnings not subject to federal income taxes	(300,196)	(311,224)	(206,937)
Foreign permanent depreciation	1,504	9,260	8,110
Other differences	2,527	21,451	3,123
Totals	$9,968	$2,957	$8,674
(1) Excluding purchase price accounting.
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset/(liability) attributes, are summarized as follows for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019	2018
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(24,085)	$(13,064)	$(2,533)
Operating loss and interest deduction carryforwards	196,634	127,525	98,713
Expense accruals and other	72,459	43,056	48,804
Valuation allowances	(244,938)	(159,057)	(155,592)
Net deferred tax assets (liabilities)	$70	$(1,540)	$(10,608)
On the basis of the evaluations performed as required by the codification, valuation allowances totaling $244,938,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth). The valuation allowance rollforward is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$159,057	$155,592	$127,283
Expense (benefit)	85,881	3,465	28,309
Ending balance	$244,938	$159,057	$155,592
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
Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2017 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business. We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2016. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2016 related to entities acquired or formed in connection with acquisitions, and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2014 related to entities acquired or formed in connection with acquisitions.
At December 31, 2020, we had a net operating loss (“NOL”) carryforward related to the REIT of $351,254,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards generated through December 31, 2018 will expire through 2038. Beginning with the tax years after December 31, 2017, the law eliminates the NOL carryback period for REITs, replaces the 20-year NOL carryforward period with an indefinite carryforward period and, with respect to tax years beginning after 2020, limits the use of NOLs to 80% of taxable income.
At December 31, 2020 and 2019, we had an NOL carryforward related to Canadian entities of $262,345,000 and $195,791,000 respectively. These Canadian losses have a 20-year carryforward period. At December 31, 2020 and 2019, we had an NOL carryforward related to U.K. entities of $207,085,000 and $209,776,000 respectively. These U.K. losses do not have a finite carryforward period.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
20. Quarterly Results of Operations (Unaudited)
The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 (in thousands, except per share data). The sum of individual quarterly amounts may not agree to the annual amounts included in the Consolidated Statements of Comprehensive Income due to rounding.

	Year Ended December 31, 2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,258,602	$1,188,475	$1,036,874	$1,122,016
Net income (loss) attributable to common stockholders	$310,284	$179,246	$325,585	$163,729
Net income (loss) attributable to common stockholders per share:
Basic	$0.76	$0.43	$0.78	$0.39
Diluted (1)	$0.75	$0.42	$0.77	$0.39

	Year Ended December 31, 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,272,245	$1,320,106	$1,266,133	$1,262,822
Net income (loss) attributable to common stockholders	$280,470	$137,762	$589,876	$224,324
Net income (loss) attributable to common stockholders per share:
Basic	$0.72	$0.34	$1.46	$0.55
Diluted (1)	$0.71	$0.34	$1.45	$0.55

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

	December 31, 2020	December 31, 2019
Assets:
Net real estate investments	$454,333	$960,093
Cash and cash equivalents	15,547	27,522
Receivables and other assets	11,171	14,586
Total assets(1)	$481,051	$1,002,201
Liabilities and equity:
Secured debt	$165,671	$460,117
Lease liabilities	1,325	1,326
Accrued expenses and other liabilities	14,997	22,215
Total equity	299,058	518,543
Total liabilities and equity	$481,051	$1,002,201
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.
Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Welltower Inc.
Opinion on Internal Control over Financial Reporting
We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the index at Item 15(a) and our report dated February 10, 2021 expressed an unqualified opinion thereon.
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
February 10, 2021

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to April 30, 2021.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2021.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules
1. (i)     Our Consolidated Financial Statements are included in Part II, Item 8:
(ii)    The following Financial Statement Schedules are included beginning on page 116
III – Real Estate and Accumulated Depreciation
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

4.1(v)    Supplemental Indenture No. 18, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed June 30, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
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
4.4(c)    Second Supplemental Indenture, dated as of December 20, 2019, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.4(c) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
4.5    Description of Securities of the Registrant (filed with the Commission as Exhibit 4.5 to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
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
10.2(a) Amended and Restated Health Care REIT, Inc. 2005 Long-Term Incentive Plan (filed with the Commission as Appendix A to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders, filed March 25, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.2(b)  Form of Stock Option Agreement (with Dividend Equivalent Rights) for Executive Officers under the 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.9 to the Company’s Form 8-K filed January 5, 2009 (File No. 001-08923), and incorporated herein by reference thereto).*
10.2(c)  Form of Stock Option Agreement (without Dividend Equivalent Rights) for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10.2(d)  Form of Restricted Stock Agreement for the Chief Executive Officer under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*

10.2(e)  Form of Restricted Stock Agreement for Executive Officers under the Amended and Restated 2005 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 10, 2010 (File No. 001-08923), and incorporated herein by reference thereto).*
10.3(a)   Amended and Restated Employment Agreement, dated January 3, 2017, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.4(a) to the Company’s Form 10-K filed February 22, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.3(b)   Performance-Based Restricted Stock Unit Grant Agreement, dated effective as of July 30, 2014, between the Company and Thomas J. DeRosa (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 4, 2014 (File No. 001-08923), and incorporated herein by reference thereto).*
10.3(c) Settlement Agreement by and between Thomas J. DeRosa and Welltower Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed October 29, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4     Settlement Agreement, dated September 4, 2019, by and between John A. Goodey and the Company (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed October 30, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.5     Resignation Agreement, dated July 1, 2019, by and between Mercedes T. Kerr and the Company (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed August 1, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6     Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7    Summary of Director Compensation (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed August 1, 2019 (File No. 001-08923), and incorporated by reference thereto).*
10.8(a)     Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8(b)    Form of Restricted Stock Grant Notice for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8(c)    Form of Restricted Stock Grant Notice for Senior Vice Presidents under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(c) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
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
10.10(a) Welltower Inc. 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 5, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(b) Form of Award Notice under the 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.16(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(c) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 1 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*

10.10(d) Form of Award Notice under the 2017-2019 Long Term Incentive Program - Bridge 1 (filed with the Commission as Exhibit 10.16(d) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(e) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 2 (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(f)     Form of Award Notice under the 2017-2019 Long Term Incentive Program - Bridge 2 (filed with the Commission as Exhibit 10.16(f) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(a) Welltower Inc. 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(a) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(b) Form of Restricted Stock Unit Award Agreement under the 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(a) Welltower Inc. 2019-2021 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(a) to the Company's Form 10-K filed February 25, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(b) Form of Restricted Stock Unit Award Agreement under the 2019-2021 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(b) to the Company's Form 10-K filed February 25, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13     2019 Non-Qualified Deferred Compensation Plan (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed October 30, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(a)    Welltower Inc. 2020-2022 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(a) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(b) Form of Restricted Stock Unit Award Agreement under the 2020-2022 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(b) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
21           Subsidiaries of the Company.
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
101.CAL   Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB   Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Management Contract or Compensatory Plan or Arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 10, 2021
WELLTOWER INC.
By: /s/  Shankh Mitra
Shankh Mitra,
Chief Executive Officer, Chief Investment Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 10, 2021 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth J. Bacon **	/s/ Johnese M. Spisso **
Kenneth J. Bacon, Chairman and Director	Johnese M. Spisso, Director

/s/ Karen B. DeSalvo **	/s/ Kathryn M. Sullivan **
Karen B. DeSalvo, Director	Kathryn M. Sullivan, Director

/s/ Jeffrey H. Donahue **	/s/ Shankh Mitra **
Jeffrey H. Donahue, Director	Shankh Mitra, Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

/s/ Philip L. Hawkins **	/s/ Timothy G. McHugh **
Philip L. Hawkins, Director	Timothy G. McHugh, Executive Vice President - Chief
Financial Officer (Principal Financial Officer)

/s/ Sharon M. Oster **	/s/ Joshua T. Fieweger**
Sharon M. Oster, Director	Joshua T. Fieweger, Chief Accounting Officer
(Principal Accounting Officer)
/s/ Diana W. Reid **
Diana W. Reid, Director

/s/ Sergio D. Rivera **	**By: /s/ Shankh Mitra
Sergio D. Rivera, Director	Shankh Mitra, Attorney-in-Fact

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Adderbury, UK	$—	$2,144	$12,549	$1,178	$2,296	$13,575	$1,478	2015	2017	Banbury Road
Albertville, AL	—	170	6,203	1,079	176	7,276	2,233	2010	1999	151 Woodham Dr.
Alexandria, VA	—	8,280	50,914	411	8,280	51,325	3,881	2016	2018	5550 Cardinal Place
Altrincham, UK	—	4,244	25,187	4,252	4,700	28,983	7,942	2012	2009	295 Hale Road
Amherst, NY	—	1,136	10,522	806	1,136	11,328	1,371	2019	2013	1880 Sweet Home Road
Amherstview, ON	—	473	4,446	804	527	5,196	1,213	2015	1974	4567 Bath Road
Anderson, SC	—	710	6,290	1,159	710	7,449	4,147	2003	1986	311 Simpson Rd.
Ankeny, IA	—	1,129	10,270	116	1,146	10,369	1,241	2016	2012	1275 SW State Street
Apple Valley, CA	—	480	16,639	1,893	486	18,526	5,658	2010	1999	11825 Apple Valley Rd.
Arlington, TX	—	1,660	37,395	3,860	1,660	41,255	12,160	2012	2000	1250 West Pioneer Parkway
Arlington, VA	—	8,385	31,198	15,809	8,393	46,999	18,499	2017	1992	900 N Taylor Street
Arlington, VA	—	—	2,338	1,742	76	4,004	550	2018	1992	900 N Taylor Street
Arnprior, ON	—	788	6,283	1,098	863	7,306	2,015	2013	1991	15 Arthur Street
Atlanta, GA	—	2,058	14,914	3,825	2,080	18,717	12,682	1997	1999	1460 S Johnson Ferry Rd.
Atlanta, GA	—	2,100	20,603	1,872	2,206	22,369	5,546	2014	2000	1000 Lenox Park Blvd NE
Austin, TX	—	880	9,520	2,717	885	12,232	6,580	1999	1998	12429 Scofield Farms Dr.
Austin, TX	—	1,560	21,413	853	1,574	22,252	4,204	2014	2013	11330 Farrah Lane
Austin, TX	—	4,200	74,850	1,744	4,200	76,594	12,324	2015	2014	4310 Bee Caves Road
Bagshot, UK	—	4,960	29,881	8,525	5,499	37,867	10,118	2012	2009	14 - 16 London Road
Ballston Spa, NY	—	5,532	17,823	173	5,532	17,996	62	2020	2019	2000 Carlton Hollow Way
Banstead, UK	—	6,695	55,113	13,868	7,468	68,208	17,976	2012	2005	Croydon Lane
Basingstoke, UK	—	3,420	18,853	2,820	3,787	21,306	3,945	2014	2012	Grove Road
Basking Ridge, NJ	—	2,356	37,710	1,776	2,395	39,447	10,183	2013	2002	404 King George Road
Bassett, UK	—	4,874	32,304	10,899	5,411	42,666	12,448	2013	2006	111 Burgess Road
Bath, UK	—	2,696	11,876	1,321	2,888	13,005	1,413	2015	2017	Clarks Way, Rush Hill
Baton Rouge, LA	12,930	790	29,436	1,366	886	30,706	7,788	2013	2009	9351 Siegen Lane
Beaconsfield, UK	—	5,566	50,952	6,670	6,175	57,013	14,248	2013	2009	30-34 Station Road
Beaconsfield, QC	—	1,149	17,484	2,113	1,310	19,436	6,210	2013	2008	505 Elm Avenue
Beavercreek, OH	—	981	11,187	—	981	11,187	345	2019	2020	2475 Lillian Lane
Bee Cave, TX	—	1,820	21,084	727	1,832	21,799	3,286	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	—	2,800	19,004	2,734	2,816	21,722	6,821	2013	1998	15928 NE 8th Street
Bellingham, WA	—	1,500	19,861	1,920	1,507	21,774	6,629	2010	1996	4415 Columbine Dr.
Bellingham, WA	—	—	—	18,529	1,290	17,239	6	2020	1999	848 W Orchard Dr
Belmont, CA	—	—	35,300	2,576	178	37,698	10,196	2013	2002	1010 Alameda de Las Pulgas
Bethel Park, PA	—	1,626	12,947	—	1,626	12,947	775	2019	2019	631 McMurray Road
Bethesda, MD	—	—	45,309	1,395	3	46,701	11,970	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	—	69,551	3,513	66,038	3,225	2016	2018	4925 Battery Lane

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Bethesda, MD	—	—	45	893	—	938	351	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	212	926	—	1,138	642	2013	2009	8300 Burdett Road
Birmingham, UK	—	4	19,646	148	152	19,646	5,292	2013	2006	5 Church Road, Edgbaston
Birmingham, UK	—	1,480	13,014	1,799	1,639	14,654	1,668	2015	2016	47 Bristol Road South
Birmingham, UK	—	2,807	11,313	2,156	3,108	13,168	1,466	2015	2016	134 Jockey Road
Blainville, QC	—	2,077	8,902	1,648	2,340	10,287	3,589	2013	2008	50 des Chateaux Boulevard
Bloomfield Hills, MI	—	2,000	35,662	1,437	2,133	36,966	9,457	2013	2009	6790 Telegraph Road
Boca Raton, FL	32,270	6,565	111,247	26,328	6,991	137,149	28,424	2018	1994	6343 Via De Sonrise Del Sur
Boise, ID	—	2,220	18,881	1,830	2,220	20,711	2,419	2019	1999	10250 W Smoke Ranch Drive
Borehamwood, UK	—	5,367	41,937	6,100	5,983	47,421	12,648	2012	2003	Edgwarebury Lane
Bothell, WA	—	1,350	13,439	6,986	1,827	19,948	4,434	2015	1988	10605 NE 185th Street
Boulder, CO	—	2,994	27,458	2,490	3,064	29,878	9,331	2013	2003	3955 28th Street
Bournemouth, UK	—	5,527	42,547	6,334	6,143	48,265	12,456	2013	2008	42 Belle Vue Road
Braintree, MA	—	—	41,290	1,282	100	42,472	11,224	2013	2007	618 Granite Street
Brampton, ON	40,728	10,196	59,989	5,359	10,906	64,638	14,535	2015	2009	100 Ken Whillans Drive
Brandon, MS	—	1,220	10,241	867	1,220	11,108	2,945	2010	1999	140 Castlewoods Blvd
Bremerton, WA	—	—	—	26,732	2,417	24,315	7	2020	1999	966 Oyster Bay Ct
Brentwood, UK	—	8,537	45,869	6,786	9,454	51,738	5,881	2016	2013	London Road
Brick, NJ	—	1,170	17,372	1,797	1,213	19,126	5,383	2010	1998	515 Jack Martin Blvd
Brick, NJ	—	690	17,125	5,933	695	23,053	5,412	2010	1999	1594 Route 88
Bridgewater, NJ	—	1,730	48,201	2,992	1,774	51,149	13,166	2010	1999	2005 Route 22 West
Brockport, NY	—	1,500	23,355	142	1,642	23,355	4,552	2015	1999	90 West Avenue
Brockville, ON	4,301	484	7,445	1,110	533	8,506	1,754	2015	1996	1026 Bridlewood Drive
Brookfield, WI	—	1,300	12,830	227	1,300	13,057	2,511	2012	2013	1105 Davidson Road
Broomfield, CO	—	4,140	44,547	14,643	10,140	53,190	20,993	2013	2009	400 Summit Blvd
Brossard, QC	10,233	5,499	31,854	3,463	5,813	35,003	8,694	2015	1989	2455 Boulevard Rome
Buckingham, UK	—	2,979	13,880	2,521	3,327	16,053	3,035	2014	1883	Church Street
Buffalo Grove, IL	—	2,850	49,129	4,325	2,850	53,454	13,701	2012	2003	500 McHenry Road
Burbank, CA	—	4,940	43,466	4,846	4,940	48,312	13,352	2012	2002	455 E. Angeleno Avenue
Burbank, CA	18,476	3,610	50,817	4,315	3,610	55,132	8,536	2016	1985	2721 Willow Street
Burke, VA	—	—	—	52,550	2,575	49,975	2,496	2016	2018	9617 Burke Lake Road
Burleson, TX	—	3,150	10,437	702	3,150	11,139	1,986	2012	2014	621 Old Highway 1187
Burlingame, CA	—	—	62,786	141	—	62,927	8,886	2016	2015	1818 Trousdale Avenue
Burlington, ON	17,594	1,309	19,311	2,676	1,433	21,863	5,769	2013	1990	500 Appleby Line
Burlington, MA	—	2,443	34,354	1,671	2,578	35,890	9,969	2013	2005	24 Mall Road
Burlington, WA	—	877	15,030	915	877	15,945	1,833	2019	1999	410 S Norris St
Burlington, WA	—	768	7,622	568	768	8,190	1,090	2019	1996	112 / 210 North Skagit Street
Bushey, UK	—	12,690	36,482	3,763	13,594	39,341	2,890	2015	2018	Elton House, Elton Way
Calgary, AB	10,958	2,252	37,415	4,441	2,481	41,627	11,250	2013	2003	20 Promenade Way SE
Calgary, AB	12,398	2,793	41,179	4,674	3,049	45,597	12,073	2013	1998	80 Edenwold Drive NW
Calgary, AB	9,876	3,122	38,971	4,837	3,452	43,478	11,351	2013	1998	150 Scotia Landing NW
Calgary, AB	21,132	3,431	28,983	4,317	3,718	33,013	7,963	2013	1989	9229 16th Street SW
Calgary, AB	24,841	2,385	36,776	5,754	2,595	42,320	8,175	2015	2006	2220-162nd Avenue SW

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Camberley, UK	—	2,654	5,736	20,037	5,947	22,480	2,847	2014	2016	Fernhill Road
Camberley, UK	—	9,974	39,168	3,791	10,684	42,249	4,098	2016	2017	Pembroke Broadway
Camillus, NY	—	2,071	11,149	766	2,071	11,915	1,442	2019	2016	3877 Milton Avenue
Cardiff, UK	—	3,191	12,566	3,576	3,559	15,774	4,779	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	35,133	5,880	64,711	5,313	5,880	70,024	20,409	2011	2009	3535 Manchester Avenue
Carmichael, CA	24,155	2,440	41,959	1,935	2,440	43,894	2,893	2019	2014	4717 Engle Road
Carol Stream, IL	—	1,730	55,048	4,076	1,730	59,124	16,036	2012	2001	545 Belmont Lane
Carrollton, TX	—	4,280	31,444	1,513	4,280	32,957	6,058	2013	2010	2105 North Josey Lane
Cary, NC	—	740	45,240	986	742	46,224	10,734	2013	2009	1206 West Chatham Street
Cary, NC	—	6,112	70,008	10,053	6,155	80,018	13,977	2018	1999	300 Kildaire Woods Drive
Cedar Hill, TX	—	—	—	26,503	1,958	24,545	127	2020	2020	1240 East Pleasant Run
Cedar Park, TX	—	1,750	15,664	775	1,750	16,439	1,929	2016	2015	800 C-Bar Ranch Trail
Cerritos, CA	—	—	27,494	7,051	—	34,545	8,444	2016	2002	11000 New Falcon Way
Charlottesville, VA	—	4,651	91,468	17,155	4,651	108,623	18,492	2018	1991	2610 Barracks Road
Chatham, ON	382	1,098	12,462	4,231	1,272	16,519	4,229	2015	1965	25 Keil Drive North
Chelmsford, MA	—	1,040	10,951	4,744	1,123	15,612	5,392	2003	1997	4 Technology Dr.
Chertsey, UK	—	9,566	25,886	3,241	10,247	28,446	2,645	2015	2018	Bittams Lane
Chesterfield, MO	—	1,857	48,366	1,684	1,917	49,990	12,277	2013	2001	1880 Clarkson Road
Chesterton, IN	—	2,980	37,496	1,246	2,980	38,742	216	2020	2019	700 Dickinson Rd
Chorleywood, UK	—	5,636	43,191	8,343	6,268	50,902	14,586	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	—	2,072	22,163	1,506	2,186	23,555	6,264	2013	2003	3302 Bonita Road
Church Crookham, UK	—	2,591	14,215	2,512	2,890	16,428	3,855	2014	2014	2 Bourley Road
Cincinnati, OH	—	1,750	11,287	79	1,750	11,366	723	2019	2019	732 Clough Pike Road
Citrus Heights, CA	—	2,300	31,876	2,353	2,300	34,229	10,753	2010	1997	7418 Stock Ranch Rd.
Claremont, CA	—	2,430	9,928	2,019	2,515	11,862	3,635	2013	2001	2053 North Towne Avenue
Clay, NY	—	1,316	10,734	734	1,316	11,468	1,357	2019	2014	8547 Morgan Road
Cleburne, TX	—	520	5,369	7	520	5,376	1,960	2006	2007	402 S Colonial Drive
Cohasset, MA	—	2,485	26,147	2,174	2,500	28,306	7,753	2013	1998	125 King Street (Rt 3A)
Colleyville, TX	—	1,050	17,082	53	1,050	17,135	1,848	2016	2013	8100 Precinct Line Road
Colorado Springs, CO	—	800	14,756	2,060	1,034	16,582	4,791	2013	2001	2105 University Park Boulevard
Colts Neck, NJ	—	780	14,733	3,216	1,269	17,460	4,808	2010	2002	3 Meridian Circle
Columbus, IN	—	610	3,190	—	610	3,190	940	2010	1998	2564 Foxpointe Dr.
Conroe, TX	—	980	7,771	27	980	7,798	2,423	2009	2010	903 Longmire Road
Coos Bay, OR	—	—	—	9,416	864	8,552	5	2020	1996	192 Norman Ave.
Coos Bay, OR	—	—	—	12,151	1,792	10,359	6	2020	2006	1855 Ocean Blvd SE
Coquitlam, BC	8,721	3,047	24,567	3,352	3,344	27,622	8,403	2013	1990	1142 Dufferin Street
Crystal Lake, IL	—	875	12,461	1,678	971	14,043	4,359	2013	2001	751 E Terra Cotta Avenue
Dallas, TX	—	6,330	114,794	2,606	6,330	117,400	20,125	2015	2013	3535 N Hall Street
Decatur, GA	—	—	—	31,336	1,946	29,390	8,285	2013	1998	920 Clairemont Avenue
Denver, CO	—	1,450	19,389	4,606	1,450	23,995	5,701	2012	1997	4901 South Monaco Street
Denver, CO	—	2,910	35,838	6,259	2,910	42,097	11,184	2012	2007	8101 E Mississippi Avenue
Denver, CO	—	5,402	105,307	8,008	5,402	113,315	10,003	2019	2014	1500 Little Raven St
Denver, CO	—	—	—	24,301	1,989	22,312	153	2020	2017	2979 Uinta Street

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Dix Hills, NY	—	3,808	39,014	2,279	3,959	41,142	10,964	2013	2003	337 Deer Park Road
Dollard-Des-Ormeaux, QC	—	1,957	14,431	1,878	2,185	16,081	5,908	2013	2008	4377 St. Jean Blvd
Dresher, PA	8,380	1,900	10,664	1,361	1,914	12,011	4,397	2013	2006	1650 Susquehanna Road
Dublin, OH	—	1,169	25,345	157	1,169	25,502	3,903	2016	2015	4175 Stoneridge Lane
East Amherst, NY	—	1,626	10,765	863	1,626	11,628	1,501	2019	2015	8040 Roll Road
East Meadow, NY	—	69	45,991	2,003	127	47,936	12,498	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	—	4,920	37,354	2,102	4,986	39,390	10,360	2013	2002	1 Sunrise Drive
Eastbourne, UK	—	4,145	33,744	4,798	4,604	38,083	10,244	2013	2008	6 Upper Kings Drive
Edgbaston, UK	—	2,720	13,969	2,142	3,012	15,819	1,792	2014	2015	Speedwell Road
Edgewater, NJ	—	4,561	25,047	1,896	4,564	26,940	7,439	2013	2000	351 River Road
Edison, NJ	—	1,892	32,314	3,634	1,943	35,897	11,562	2013	1996	1801 Oak Tree Road
Edmonds, WA	—	1,650	24,449	9,428	1,765	33,762	5,802	2015	1976	21500 72nd Avenue West
Edmonds, WA	—	—	—	30,883	2,891	27,992	6	2020	2000	180 2nd Ave S
Edmonton, AB	7,871	1,589	29,819	4,079	1,782	33,705	9,321	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	10,332	2,063	37,293	4,931	2,257	42,030	13,320	2013	1968	10015 103rd Avenue NW
El Dorado Hills, CA	—	5,190	52,112	156	5,190	52,268	1,762	2017	2019	2020 Town Center West Way
Encino, CA	—	5,040	46,255	5,986	5,040	52,241	13,879	2012	2003	15451 Ventura Boulevard
Englishtown, NJ	—	690	12,520	2,335	860	14,685	4,353	2010	1997	49 Lasatta Ave
Epsom, UK	—	20,159	34,803	6,798	22,324	39,436	4,528	2016	2014	450-458 Reigate Road
Erie, PA	—	1,455	8,324	792	1,455	9,116	1,292	2019	2013	4400 East Lake Road
Esher, UK	—	5,783	48,361	10,235	6,427	57,952	14,454	2013	2006	42 Copsem Lane
Everett, WA	—	—	—	9,923	638	9,285	4	2020	1998	524 75th St SE
Fairfield, NJ	—	3,120	43,868	2,447	3,255	46,180	12,090	2013	1998	47 Greenbrook Road
Fairfield, CA	—	1,460	14,040	5,375	1,460	19,415	7,797	2002	1998	3350 Cherry Hills St.
Fairfield, OH	—	1,416	12,627	294	1,416	12,921	991	2019	2018	520 Patterson Boulevard
Fareham, UK	—	3,408	17,970	2,900	3,800	20,478	4,373	2014	2012	Redlands Lane
Florence, AL	—	353	13,049	1,243	385	14,260	4,370	2010	1999	3275 County Road 47
Flossmoor, IL	—	1,292	9,496	2,112	1,339	11,561	3,959	2013	2000	19715 Governors Highway
Folsom, CA	—	1,490	32,754	101	1,490	32,855	6,212	2015	2014	1574 Creekside Drive
Fort Wayne, IN	—	—	—	46,548	3,637	42,911	183	2020	2018	3715 Union Chapel Rd
Fort Worth, TX	—	7,131	52,680	2,365	7,131	55,045	5,260	2019	2017	3401 Amador Drive
Fort Worth, TX	—	—	—	21,446	2,538	18,908	529	2020	2020	3401 Amador Drive
Fort Worth, TX	—	2,080	27,888	5,314	2,080	33,202	9,741	2012	2001	2151 Green Oaks Road
Fort Worth, TX	—	1,740	19,799	766	1,740	20,565	3,011	2016	2014	7001 Bryant Irvin Road
Fremont, CA	—	3,400	25,300	6,190	3,456	31,434	11,995	2005	1987	2860 Country Dr.
Fresno, CA	23,376	2,459	33,023	1,755	2,459	34,778	2,543	2019	2014	5605 North Gates Avenue
Frome, UK	—	2,720	14,813	2,569	3,012	17,090	3,321	2014	2012	Welshmill Lane
Fullerton, CA	—	1,964	19,989	1,277	1,998	21,232	5,885	2013	2008	2226 North Euclid Street
Gahanna, OH	—	772	11,214	1,920	787	13,119	3,672	2013	1998	775 East Johnstown Road
Gardnerville, NV	—	1,143	10,831	2,203	1,164	13,013	9,346	1998	1999	1565-A Virginia Ranch Rd.
Gig Harbor, WA	—	1,560	15,947	2,347	1,583	18,271	5,298	2010	1994	3213 45th St. Court NW
Gilbert, AZ	14,200	2,160	28,246	2,255	2,206	30,455	10,058	2013	2008	580 S. Gilbert Road
Glen Cove, NY	—	4,594	35,236	2,432	4,643	37,619	11,444	2013	1998	39 Forest Avenue

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Glenview, IL	—	2,090	69,288	4,924	2,090	74,212	20,009	2012	2001	2200 Golf Road
Golden Valley, MN	3,600	1,520	33,513	1,609	1,634	35,008	8,973	2013	2005	4950 Olson Memorial Highway
Granbury, TX	—	2,040	30,670	746	2,040	31,416	8,060	2011	2009	100 Watermark Boulevard
Grimsby, ON	—	636	5,617	947	694	6,506	1,441	2015	1991	84 Main Street East
Grosse Pointe Woods, MI	—	950	13,662	913	950	14,575	3,693	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	—	1,430	31,777	1,284	1,435	33,056	8,353	2013	2005	21260 Mack Avenue
Grove City, OH	36,420	3,575	85,764	966	3,498	86,807	6,373	2018	2017	3717 Orders Road
Guildford, UK	—	5,361	56,494	7,236	5,940	63,151	15,926	2013	2006	Astolat Way, Peasmarsh
Gurnee, IL	—	890	27,931	2,610	935	30,496	7,606	2013	2002	500 North Hunt Club Road
Haddonfield, NJ	—	520	16,363	641	527	16,997	2,848	2011	2015	132 Warwick Road
Hamburg, NY	—	967	10,014	821	967	10,835	1,368	2019	2009	4600 Southwestern Blvd
Hamilton, OH	—	1,163	11,968	—	1,163	11,968	957	2019	2019	1740 Eden Park Drive
Hampshire, UK	—	4,172	26,035	3,658	4,632	29,233	7,764	2013	2006	22-26 Church Road
Happy Valley, OR	—	721	9,920	446	721	10,366	1,051	2019	1998	8915 S.E. Monterey
Haverford, PA	—	1,880	33,993	2,745	1,904	36,714	9,369	2010	2000	731 Old Buck Lane
Henderson, NV	—	1,190	11,600	1,144	1,253	12,681	4,488	2013	2008	1555 West Horizon Ridge Parkway
High Wycombe, UK	—	3,567	13,422	1,771	3,821	14,939	1,582	2015	2017	The Row Lane End
Highland Park, IL	—	2,820	15,832	890	2,820	16,722	3,511	2011	2012	1651 Richfield Avenue
Highland Park, IL	—	2,250	25,313	1,626	2,271	26,918	7,965	2013	2005	1601 Green Bay Road
Hindhead, UK	—	17,852	48,645	8,307	19,769	55,035	6,302	2016	2012	Portsmouth Road
Hingham, MA	—	1,440	32,292	408	1,444	32,696	6,220	2015	2012	1 Sgt. William B Terry Drive
Holbrook, NY	—	3,957	35,337	2,406	4,219	37,481	9,723	2013	2001	320 Patchogue Holbrook Road
Horley, UK	—	2,332	12,144	2,413	2,591	14,298	3,379	2014	2014	Court Lodge Road
Houston, TX	—	3,830	55,674	8,871	3,830	64,545	18,811	2012	1998	2929 West Holcombe Boulevard
Houston, TX	—	1,040	31,965	6,602	1,040	38,567	9,597	2012	1999	505 Bering Drive
Houston, TX	—	1,750	15,603	1,672	1,750	17,275	2,155	2016	2014	10120 Louetta Road
Houston, TX	—	960	15,420	—	960	15,420	8,350	2011	1995	10225 Cypresswood Dr
Howell, NJ	7,666	1,066	21,577	1,481	1,154	22,970	6,161	2010	2007	100 Meridian Place
Huntington Beach, CA	—	3,808	31,172	2,780	3,931	33,829	10,425	2013	2004	7401 Yorktown Avenue
Independence, MO	—	1,550	14,441	—	1,550	14,441	1,026	2019	2019	19301 East Eastland Ctr Ct
Jacksonville, FL	—	6,550	29,454	—	6,550	29,454	1,395	2019	2019	10520 Validus Drive
Johns Creek, GA	—	1,580	23,285	1,332	1,588	24,609	6,496	2013	2009	11405 Medlock Bridge Road
Johnson City, NY	—	1,407	11,862	876	1,407	12,738	1,556	2019	2013	1035 Anna Maria Drive
Kanata, ON	—	1,689	28,670	2,552	1,778	31,133	8,426	2012	2005	70 Stonehaven Drive
Kelowna, BC	4,965	2,688	13,647	2,552	2,935	15,952	4,895	2013	1999	863 Leon Avenue
Kennebunk, ME	—	2,700	30,204	5,668	3,304	35,268	14,599	2013	2006	One Huntington Common Drive
Kenner, LA	—	1,100	10,036	3,132	1,100	13,168	10,562	1998	2000	1600 Joe Yenni Blvd
Kennett Square, PA	—	1,050	22,946	918	1,104	23,810	6,138	2010	2008	301 Victoria Gardens Dr.
Kingston, ON	12,018	1,030	11,416	1,968	1,165	13,249	2,524	2015	1983	181 Ontario Street
Kingston upon Thames, UK	—	33,063	46,696	9,565	36,610	52,714	5,883	2016	2014	Coombe Lane West
Kingwood, TX	—	480	9,777	999	480	10,776	3,084	2011	1999	22955 Eastex Freeway
Kingwood, TX	—	1,683	24,207	2,495	1,683	26,702	4,596	2017	2012	24025 Kingwood Place
Kirkland, WA	—	1,880	4,315	2,248	1,880	6,563	2,334	2003	1996	6505 Lakeview Dr.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Kitchener, ON	1,281	708	2,744	285	695	3,042	992	2013	1979	164 - 168 Ferfus Avenue
Kitchener, ON	3,253	1,093	4,454	1,248	1,186	5,609	2,804	2013	1964	290 Queen Street South
Kitchener, ON	12,138	1,341	13,939	5,013	1,498	18,795	4,293	2016	2003	1250 Weber Street E
Klamath Falls, OR	—	—	—	12,961	1,335	11,626	9	2020	2000	615 Washburn Way
La Palma, CA	—	2,950	16,591	1,312	2,996	17,857	4,940	2013	2003	5321 La Palma Avenue
Lackawanna, NY	—	1,015	5,280	478	1,015	5,758	826	2019	2002	133 Orchard Place
Lafayette Hill, PA	—	1,750	11,848	2,427	1,867	14,158	5,021	2013	1998	429 Ridge Pike
Laguna Hills, CA	—	12,820	75,926	19,497	12,820	95,423	21,737	2016	1988	24903 Moulton Parkway
Laguna Woods, CA	—	11,280	76,485	13,280	11,280	89,765	18,637	2016	1987	24441 Calle Sonora
Laguna Woods, CA	—	9,150	57,842	12,329	9,150	70,171	14,664	2016	1986	24962 Calle Aragon
Lake Havasu City, AZ	—	—	—	2,126	364	1,762	3	2020	2009	320 Lake Havasu Ave. N,
Lake Zurich, IL	—	1,470	9,830	2,867	1,470	12,697	4,766	2011	2007	550 America Court
Lancaster, CA	—	700	15,295	2,173	712	17,456	5,756	2010	1999	43051 15th St. West
Lancaster, NY	—	1,262	11,154	976	1,262	12,130	1,611	2019	2011	18 Pavement Road
Las Vegas, NV	—	—	—	46,049	5,144	40,905	2,514	2020	1999	1600 S Valley View Road
Las Vegas, NV	—	—	—	15,509	1,263	14,246	806	2020	2001	3300 Winterhaven Street
Las Vegas, NV	—	—	—	25,440	2,201	23,239	1,352	2020	1997	3210 S Sandhill Road
Laval, QC	21,939	2,105	32,161	6,328	2,250	38,344	5,879	2018	2005	269, boulevard Ste. Rose
Laval, QC	4,167	2,383	5,968	1,760	2,548	7,563	1,105	2018	1989	263, boulevard Ste. Rose
Lawrenceville, GA	—	1,500	29,003	833	1,529	29,807	8,040	2013	2008	1375 Webb Gin House Road
Leatherhead, UK	—	4,682	17,835	2,557	5,016	20,058	1,982	2015	2017	Rectory Lane
Leawood, KS	—	2,490	32,493	5,960	5,610	35,333	9,682	2012	1999	4400 West 115th Street
Lecanto, FL	—	200	6,900	481	218	7,363	3,089	2004	1986	2341 W. Norvell Bryant Hwy.
Lenexa, KS	9,700	826	26,251	1,511	927	27,661	7,971	2013	2006	15055 West 87th Street Parkway
Lincroft, NJ	—	9	19,958	1,933	131	21,769	5,983	2013	2002	734 Newman Springs Road
Linwood, NJ	—	800	21,984	2,050	861	23,973	6,397	2010	1997	432 Central Ave
Litchfield, CT	—	1,240	17,908	11,751	1,292	29,607	6,509	2010	1998	19 Constitution Way
Little Neck, NY	—	3,350	38,461	3,204	3,358	41,657	10,809	2010	2000	5515 Little Neck Pkwy.
Livingston, NJ	—	8,000	44,424	1,494	8,017	45,901	5,148	2015	2017	369 E Mt Pleasant Avenue
Lombard, IL	17,010	2,130	59,943	1,884	2,218	61,739	15,787	2013	2009	2210 Fountain Square Dr
London, UK	—	3,121	10,027	2,450	3,471	12,127	2,483	2014	2012	71 Hatch Lane
London, UK	—	7,691	16,797	2,029	8,238	18,279	2,248	2015	2016	6 Victoria Drive
London, UK	—	—	—	77,904	24,836	53,068	1,047	2017	2020	39-41 East Hill, Wandsworth
London, ON	—	987	8,228	1,414	1,105	9,524	2,117	2015	1989	760 Horizon Drive
London, ON	10,985	1,969	16,985	3,077	2,139	19,892	4,256	2015	1953	1486 Richmond Street North
London, ON	—	1,445	13,631	2,339	1,697	15,718	3,060	2015	1950	81 Grand Avenue
Longueuil, QC	8,891	3,992	23,711	4,942	4,411	28,234	6,240	2015	1989	70 Rue Levis
Longview, TX	—	610	5,520	6	610	5,526	2,022	2006	2007	311 E Hawkins Pkwy
Lorain, OH	—	1,394	12,960	23	1,394	12,983	763	2019	2018	5401 North Pointe Pkwy
Los Angeles, CA	56,950	—	114,438	8,201	—	122,639	34,914	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	—	3,540	19,007	3,979	3,540	22,986	6,560	2012	2001	2051 N. Highland Avenue
Los Angeles, CA	—	—	28,050	6,009	71	33,988	5,570	2016	2006	4061 Grand View Boulevard
Louisville, KY	—	2,420	20,816	3,043	2,420	23,859	6,878	2012	1999	4600 Bowling Boulevard

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Louisville, KY	13,650	1,600	20,326	1,150	1,600	21,476	6,154	2013	2010	6700 Overlook Drive
Louisville, CO	—	1,939	32,639	1,769	1,939	34,408	3,259	2019	2008	1336 E Hecla Drive
Louisville, CO	—	1,156	27,170	—	1,156	27,170	1,228	2019	2019	1800 Plaza Drive
Louisville, CO	—	2,584	52,320	6,311	2,584	58,631	6,825	2019	1999	1855 Plaza Drive
Louisville, CO	—	1,391	15,783	682	1,391	16,465	1,458	2019	1999	282 McCaslin Blvd
Louisville, CO	—	2,332	44,245	2,681	2,332	46,926	4,656	2019	2004	1331 E Hecla Drive
Lynnfield, MA	—	3,165	45,200	2,821	3,757	47,429	12,922	2013	2006	55 Salem Street
Mahwah, NJ	—	1,605	27,249	1,035	1,608	28,281	4,051	2012	2015	15 Edison Road
Malvern, PA	—	1,651	17,194	2,407	1,800	19,452	6,692	2013	1998	324 Lancaster Avenue
Mansfield, TX	—	660	5,251	22	660	5,273	1,945	2006	2007	2281 Country Club Dr
Manteca, CA	—	1,300	12,125	4,040	1,312	16,153	6,471	2005	1986	430 N. Union Rd.
Maple Ridge, BC	8,171	2,875	11,922	2,060	3,244	13,613	2,194	2015	2009	12241 224th Street
Marieville, QC	6,097	1,278	12,113	1,360	1,414	13,337	2,607	2015	2002	425 rue Claude de Ramezay
Markham, ON	50,027	3,727	48,939	5,609	4,002	54,273	17,577	2013	1981	7700 Bayview Avenue
Marlboro, NJ	—	2,222	14,888	1,619	2,268	16,461	4,821	2013	2002	3A South Main Street
Marlow, UK	—	9,068	39,720	3,958	9,714	43,032	5,502	2013	2014	210 Little Marlow Road
Marysville, WA	—	620	4,780	2,520	620	7,300	2,747	2003	1998	9802 48th Dr. N.E.
McKinney, TX	—	1,570	7,389	10	1,570	7,399	2,312	2009	2010	2701 Alma Rd.
Medicine Hat, AB	10,235	1,432	14,141	1,245	1,562	15,256	4,002	2015	1999	223 Park Meadows Drive SE
Medina, OH	—	1,708	12,049	457	1,708	12,506	1,164	2019	2017	699 North Huntington St
Melbourne, FL	—	7,070	48,257	44,815	7,070	93,072	28,795	2007	2009	7300 Watersong Lane
Melville, NY	—	4,280	73,283	7,588	4,332	80,819	20,582	2010	2001	70 Pinelawn Rd
Memphis, TN	—	1,800	17,744	2,960	1,800	20,704	7,011	2012	1999	6605 Quail Hollow Road
Menomonee Falls, WI	—	1,020	6,984	2,307	1,020	9,291	2,859	2006	2007	W128 N6900 Northfield Drive
Mesa, AZ	—	950	9,087	3,872	950	12,959	6,010	1999	2000	7231 E. Broadway
Metairie, LA	14,200	725	27,708	1,073	740	28,766	7,145	2013	2009	3732 West Esplanade Ave. S
Mill Creek, WA	—	10,150	60,274	4,074	10,179	64,319	21,876	2010	1998	14905 Bothell-Everett Hwy
Milton, ON	19,529	4,542	25,321	4,439	4,966	29,336	4,996	2015	2012	611 Farmstead Drive
Minnetonka, MN	—	920	29,344	1,269	964	30,569	7,644	2013	2006	18605 Old Excelsior Blvd.
Mission Viejo, CA	13,280	6,600	52,118	8,559	6,600	60,677	10,757	2016	1998	27783 Center Drive
Mississauga, ON	8,313	1,602	17,996	2,245	1,742	20,101	5,431	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	2,802	873	4,655	703	949	5,282	1,540	2013	1978	3051 Constitution Boulevard
Mississauga, ON	26,739	3,649	35,137	4,763	4,004	39,545	10,655	2015	1988	1490 Rathburn Road East
Mississauga, ON	5,998	2,548	15,158	3,882	2,767	18,821	4,409	2015	1989	85 King Street East
Missoula, MT	—	550	7,490	919	553	8,406	3,210	2005	1998	3620 American Way
Mobberley, UK	—	5,146	26,665	4,409	5,728	30,492	9,758	2013	2007	Barclay Park, Hall Lane
Molalla, OR	—	—	—	5,468	1,210	4,258	4	2020	1998	835 E Main St
Monterey, CA	—	6,440	29,101	2,865	6,443	31,963	8,485	2013	2009	1110 Cass St.
Montgomery, MD	—	6,482	83,642	13,251	6,563	96,812	15,680	2018	1992	3701 International Dr
Montgomery Village, MD	—	3,530	18,246	7,178	4,291	24,663	11,086	2013	1993	19310 Club House Road
Montreal-Nord, QC	11,450	4,407	23,719	10,196	4,713	33,609	5,405	2018	1988	6700, boulevard Gouin Est
Moorestown, NJ	—	2,060	51,628	7,445	2,095	59,038	14,024	2010	2000	1205 N. Church St
Moose Jaw, SK	1,785	582	12,973	2,051	631	14,975	3,967	2013	2001	425 4th Avenue NW

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Morton Grove, IL	—	1,900	19,374	923	1,900	20,297	4,871	2010	2011	5520 N. Lincoln Ave.
Murphy, TX	—	1,950	19,182	816	1,950	19,998	2,919	2015	2012	304 West FM 544
Nacogdoches, TX	—	390	5,754	24	390	5,778	2,104	2006	2007	5902 North St
Naperville, IL	—	1,550	12,237	2,282	1,550	14,519	4,204	2012	2013	1936 Brookdale Road
Naperville, IL	—	1,540	28,204	1,531	1,593	29,682	8,163	2013	2002	535 West Ogden Avenue
Nashville, TN	—	3,900	35,788	4,426	3,900	40,214	12,856	2012	1999	4206 Stammer Place
Nepean, ON	5,395	1,575	5,770	1,240	1,735	6,850	2,404	2015	1988	1 Mill Hill Road
New Braunfels, TX	—	1,200	19,800	10,442	2,729	28,713	6,464	2011	2009	2294 East Common Street
Newbury, UK	—	2,850	12,796	2,074	3,156	14,564	1,717	2015	2016	370 London Road
Newmarket, UK	—	4,071	11,902	3,108	4,529	14,552	3,297	2014	2011	Jeddah Way
Newtown Square, PA	—	1,930	14,420	1,686	1,953	16,083	5,468	2013	2004	333 S. Newtown Street Rd.
North Tonawanda, NY	—	1,203	7,338	600	1,203	7,938	1,030	2019	2005	705 Sandra Lane
North Tustin, CA	—	2,880	18,059	1,037	3,044	18,932	4,630	2013	2000	12291 Newport Avenue
Oak Harbor, WA	—	739	7,670	448	739	8,118	955	2019	1998	171 SW 6th Ave
Oak Park, IL	—	1,250	40,383	3,088	1,250	43,471	12,055	2012	2004	1035 Madison Street
Oakdale, PA	—	1,882	11,941	880	1,882	12,821	1,599	2019	2017	7420 Steubenville Pike
Oakland, CA	—	3,877	47,508	3,619	4,117	50,887	13,960	2013	1999	11889 Skyline Boulevard
Oakton, VA	—	2,250	37,576	3,081	2,393	40,514	10,712	2013	1997	2863 Hunter Mill Road
Oakville, ON	5,533	1,252	7,382	1,157	1,415	8,376	2,411	2013	1982	289 and 299 Randall Street
Oakville, ON	8,867	2,134	29,963	4,327	2,324	34,100	9,491	2013	1994	25 Lakeshore Road West
Oakville, ON	4,647	1,271	13,754	2,153	1,391	15,787	3,939	2013	1988	345 Church Street
Ogden, UT	—	360	6,700	1,231	360	7,931	3,102	2004	1998	1340 N. Washington Blv.
Okotoks, AB	19,133	714	20,943	2,436	792	23,301	5,018	2015	2010	51 Riverside Gate
Orange, CA	35,726	8,021	65,189	3,238	8,021	68,427	4,046	2019	2018	630 The City Drive South
Oshawa, ON	6,609	841	7,570	1,302	946	8,767	2,445	2013	1991	649 King Street East
Ottawa, ON	9,476	1,341	15,425	3,391	1,472	18,685	3,179	2015	2001	110 Berrigan Drive
Ottawa, ON	17,834	3,454	23,309	3,872	3,806	26,829	9,183	2015	1966	2370 Carling Avenue
Ottawa, ON	20,373	4,256	39,141	3,116	4,551	41,962	7,496	2015	2005	751 Peter Morand Crescent
Ottawa, ON	7,076	2,103	18,421	5,833	2,331	24,026	4,164	2015	1989	1 Eaton Street
Ottawa, ON	13,466	2,963	26,424	4,433	3,263	30,557	5,313	2015	2008	691 Valin Street
Ottawa, ON	10,169	1,561	18,170	3,517	1,769	21,479	3,608	2015	2006	22 Barnstone Drive
Ottawa, ON	13,374	3,403	31,090	4,858	3,730	35,621	5,964	2015	2009	990 Hunt Club Road
Ottawa, ON	17,052	3,411	28,335	7,114	3,757	35,103	7,156	2015	2009	2 Valley Stream Drive
Ottawa, ON	2,750	724	4,710	721	786	5,369	1,564	2013	1995	1345 Ogilvie Road
Ottawa, ON	2,001	818	2,165	1,338	740	3,581	1,183	2013	1993	370 Kennedy Lane
Ottawa, ON	9,193	2,809	27,299	3,787	3,030	30,865	9,859	2013	1998	43 Aylmer Avenue
Ottawa, ON	4,427	1,156	9,758	1,386	1,283	11,017	2,928	2013	1998	1351 Hunt Club Road
Ottawa, ON	5,761	746	7,800	1,471	848	9,169	2,411	2013	1999	140 Darlington Private
Ottawa, ON	8,742	1,176	12,764	1,814	1,316	14,438	2,769	2015	1987	10 Vaughan Street
Outremont, QC	17,538	6,746	45,981	12,666	7,214	58,179	9,960	2018	1976	1000, avenue Rockland
Overland Park, KS	—	1,540	16,269	2,197	1,670	18,336	4,577	2012	1998	9201 Foster
Palestine, TX	—	180	4,320	1,328	180	5,648	2,083	2006	2005	1625 W. Spring St.
Palo Alto, CA	25,050	—	39,639	3,214	24	42,829	11,441	2013	2007	2701 El Camino Real

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Paramus, NJ	—	2,840	35,728	2,006	2,986	37,588	9,852	2013	1998	567 Paramus Road
Paris, TX	—	490	5,452	22	490	5,474	5,148	2005	2006	750 N Collegiate Dr
Parma, OH	—	1,533	9,203	701	1,533	9,904	1,254	2019	2016	11500 Huffman Road
Paso Robles, CA	—	1,770	8,630	2,748	1,770	11,378	4,685	2002	1998	1919 Creston Rd.
Peabody, MA	5,767	2,250	16,071	1,363	2,380	17,304	3,859	2013	1994	73 Margin Street
Pella, IA	—	870	6,716	218	886	6,918	1,408	2012	2002	2602 Fifield Road
Pembroke, ON	—	1,931	9,427	1,341	2,032	10,667	2,922	2012	1999	1111 Pembroke Street West
Pennington, NJ	—	1,380	27,620	1,557	1,507	29,050	7,227	2011	2000	143 West Franklin Avenue
Peoria, AZ	—	766	21,796	1,552	766	23,348	3,314	2018	2014	13391 N 94th Drive
Pittsburgh, PA	—	1,580	18,017	11,751	1,587	29,761	5,750	2013	2009	900 Lincoln Club Dr.
Placentia, CA	—	8,480	17,076	6,087	8,513	23,130	5,396	2016	1987	1180 N Bradford Avenue
Plainview, NY	—	3,066	19,901	1,261	3,182	21,046	5,342	2013	2001	1231 Old Country Road
Plano, TX	28,960	3,120	59,950	4,143	3,231	63,982	20,101	2013	2006	4800 West Parker Road
Plano, TX	—	1,750	15,390	1,545	1,750	16,935	2,292	2016	2014	3690 Mapleshade Lane
Playa Vista, CA	—	1,580	40,531	3,340	1,677	43,774	11,332	2013	2006	5555 Playa Vista Drive
Pleasanton, CA	—	—	—	52,006	3,676	48,330	2,838	2016	2017	5700 Pleasant Hill Road
Port Perry, ON	11,811	3,685	26,788	4,729	4,001	31,201	5,078	2015	2009	15987 Simcoe Street
Port St. Lucie, FL	—	8,700	47,230	21,304	8,700	68,534	21,013	2008	2010	10685 SW Stony Creek Way
Portage, MI	42,000	2,880	59,955	2,569	2,880	62,524	5,885	2019	2017	3951 W. Milham Ave.
Princeton, NJ	—	1,730	30,888	2,325	1,814	33,129	8,500	2011	2001	155 Raymond Road
Princeton, NJ	—	—	—	189	—	189	—	2020	2001	775 Mt Lucas Road
Purley, UK	—	7,365	35,161	5,941	8,218	40,249	11,730	2012	2005	21 Russell Hill Road
Puyallup, WA	—	1,150	20,776	2,348	1,156	23,118	7,047	2010	1985	123 Fourth Ave. NW
Quebec City, QC	7,816	2,420	21,977	4,060	2,588	25,869	3,705	2018	2000	795, rue Alain
Quebec City, QC	12,074	3,300	28,325	6,353	3,529	34,449	4,722	2018	1987	650 and 700, avenue Murray
Queensbury, NY	—	1,260	21,744	1,451	1,273	23,182	3,907	2015	1999	27 Woodvale Road
Rancho Cucamonga, CA	—	1,480	10,055	2,295	2,084	11,746	3,834	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	—	5,450	60,034	6,368	5,450	66,402	17,880	2012	2004	5701 Crestridge Road
Randolph, NJ	29,300	1,540	46,934	2,416	1,718	49,172	12,543	2013	2006	648 Route 10 West
Red Deer, AB	12,346	1,247	19,283	3,064	1,368	22,226	4,375	2015	2004	3100 - 22 Street
Red Deer, AB	14,526	1,199	22,339	3,883	1,296	26,125	5,200	2015	2004	10 Inglewood Drive
Redding, CA	26,446	4,474	36,828	2,161	4,474	38,989	2,943	2019	2017	2150 Bechelli Lane
Regina, SK	5,975	1,485	21,148	2,613	1,705	23,541	6,840	2013	1999	3651 Albert Street
Regina, SK	5,983	1,244	21,036	2,612	1,357	23,535	6,124	2013	2004	3105 Hillsdale Street
Regina, SK	15,178	1,539	24,053	5,214	1,678	29,128	5,238	2015	1992	1801 McIntyre Street
Rehoboth Beach, DE	—	960	24,248	9,327	993	33,542	7,929	2010	1999	36101 Seaside Blvd
Reno, NV	—	1,060	11,440	1,529	1,060	12,969	5,138	2004	1998	5165 Summit Ridge Court
Ridgeland, MS	—	520	7,675	2,051	520	9,726	3,732	2003	1997	410 Orchard Park
Riviere-du-Loup, QC	2,733	592	7,601	1,592	694	9,091	1,704	2015	1956	35 des Cedres
Riviere-du-Loup, QC	12,015	1,454	16,848	5,728	1,847	22,183	5,068	2015	1993	230-235 rue Des Chenes
Rocky Hill, CT	—	1,090	6,710	4,381	1,132	11,049	3,613	2003	1996	60 Cold Spring Rd.
Rohnert Park, CA	—	6,500	18,700	4,467	6,546	23,121	9,016	2005	1986	4855 Snyder Lane
Romeoville, IL	—	854	12,646	61,940	6,197	69,243	20,699	2006	2010	605 S Edward Dr.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Roseville, MN	—	1,540	35,877	1,318	1,648	37,087	9,191	2013	2002	2555 Snelling Avenue, North
Roseville, CA	—	3,300	41,652	6,978	3,300	48,630	9,235	2016	2000	5161 Foothills Boulevard
Roswell, GA	—	1,107	9,627	3,277	1,114	12,897	8,730	1997	1999	655 Mansell Rd.
Roswell, GA	—	2,080	6,486	3,577	2,380	9,763	2,377	2012	1997	75 Magnolia Street
Rowlett, TX	—	1,610	21,254	223	1,610	21,477	176	2020	2019	4205-4209 Dalrock Rd
Sabre Springs, CA	—	—	—	46,910	3,726	43,184	2,326	2016	2017	12515 Springhurst Drive
Sacramento, CA	—	940	14,781	1,759	952	16,528	4,994	2010	1978	6350 Riverside Blvd
Sacramento, CA	—	1,300	23,394	1,761	1,369	25,086	6,572	2013	2004	345 Munroe Street
Saint-Lambert, QC	33,489	10,259	61,903	9,649	11,208	70,603	18,472	2015	1989	1705 Avenue Victoria
Salem, OR	—	—	—	11,341	916	10,425	5	2020	1999	4452 Lancaster Dr NE
Salem, OR	—	—	—	10,531	1,227	9,304	5	2020	1997	4050 12th Street Cutoff SE
Salinas, CA	—	5,110	41,424	11,019	5,150	52,403	10,619	2016	1990	1320 Padre Drive
Salisbury, UK	—	2,720	15,269	2,299	3,012	17,276	3,176	2014	2013	Shapland Close
Salt Lake City, UT	—	1,360	19,691	946	1,360	20,637	7,187	2011	1986	1430 E. 4500 S.
San Antonio, TX	—	6,120	28,169	2,656	6,120	30,825	7,825	2010	2011	2702 Cembalo Blvd
San Antonio, TX	—	5,045	58,048	3,275	5,045	61,323	8,159	2017	2015	11300 Wild Pine
San Antonio, TX	—	11,686	69,620	3,634	11,686	73,254	6,766	2019	2016	6870 Heuermann Road
San Diego, CA	—	5,810	63,078	4,276	5,810	67,354	20,890	2012	2001	13075 Evening Creek Drive S
San Diego, CA	—	3,000	27,164	1,576	3,016	28,724	7,069	2013	2003	810 Turquoise Street
San Diego, CA	29,359	4,179	40,607	1,920	4,179	42,527	2,939	2019	2017	955 Grand Ave
San Francisco, CA	—	5,920	91,639	13,785	5,920	105,424	20,404	2016	1998	1550 Sutter Street
San Francisco, CA	—	11,800	77,214	10,544	11,800	87,758	16,961	2016	1923	1601 19th Avenue
San Gabriel, CA	—	3,120	15,566	1,204	3,165	16,725	4,715	2013	2005	8332 Huntington Drive
San Jose, CA	—	3,280	46,823	4,443	3,280	51,266	14,267	2012	2002	500 S Winchester Boulevard
San Jose, CA	—	11,900	27,647	5,369	11,966	32,950	6,795	2016	2002	4855 San Felipe Road
San Rafael, CA	—	1,620	27,392	4,109	1,860	31,261	5,333	2016	2001	111 Merrydale Road
San Ramon, CA	—	8,700	72,223	10,149	8,768	82,304	15,770	2016	1992	9199 Fircrest Lane
Sandy Springs, GA	—	2,214	8,360	1,541	2,220	9,895	3,551	2012	1997	5455 Glenridge Drive NE
Santa Monica, CA	15,820	5,250	28,340	1,166	5,266	29,490	7,717	2013	2004	1312 15th Street
Santa Rosa, CA	—	2,250	26,273	3,761	2,292	29,992	5,429	2016	2001	4225 Wayvern Drive
Saskatoon, SK	3,686	981	13,905	1,961	1,064	15,783	3,927	2013	1999	220 24th Street East
Saskatoon, SK	13,136	1,382	17,609	2,564	1,568	19,987	4,858	2013	2004	1622 Acadia Drive
Schaumburg, IL	—	2,460	22,863	1,454	2,497	24,280	7,172	2013	2001	790 North Plum Grove Road
Scottsdale, AZ	—	2,500	3,890	1,505	2,500	5,395	1,692	2008	1998	9410 East Thunderbird Road
Scranton, PA	—	875	10,562	695	875	11,257	1,288	2019	2014	1651 Dickson Avenue
Seal Beach, CA	—	6,204	72,954	3,165	6,271	76,052	23,111	2013	2004	3850 Lampson Avenue
Seattle, WA	—	5,190	9,350	2,031	5,199	11,372	4,231	2010	1962	11501 15th Ave NE
Seattle, WA	27,180	10,670	37,291	2,007	10,700	39,268	14,211	2010	2005	805 4th Ave N
Seattle, WA	—	1,150	19,887	2,790	1,153	22,674	4,109	2015	1995	11039 17th Avenue
Selbyville, DE	—	750	25,912	964	769	26,857	7,050	2010	2008	21111 Arrington Dr
Sevenoaks, UK	—	6,181	40,240	8,029	6,844	47,606	14,328	2012	2009	64 - 70 Westerham Road
Severna Park, MD	—	—	67,623	6,130	44	73,709	12,815	2016	1997	43 W McKinsey Road
Shelby Township, MI	13,180	1,040	26,344	1,477	1,110	27,751	7,250	2013	2006	46471 Hayes Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Sherman, TX	—	700	5,221	7	700	5,228	1,979	2005	2006	1011 E. Pecan Grove Rd.
Shrewsbury, NJ	—	2,120	38,116	2,750	2,151	40,835	10,565	2010	2000	5 Meridian Way
Sidcup, UK	—	7,446	56,570	8,847	8,272	64,591	19,813	2012	2000	Frognal Avenue
Silver Spring, MD	—	—	—	64,377	3,436	60,941	3,256	2016	2018	2201 Colston Drive
Simi Valley, CA	—	3,200	16,664	1,938	3,298	18,504	5,955	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	—	5,510	51,406	8,517	5,510	59,923	12,238	2016	2003	5300 E Los Angeles Avenue
Solihull, UK	—	5,070	43,297	9,048	5,615	51,800	14,877	2012	2009	1270 Warwick Road
Solihull, UK	—	3,571	26,053	3,942	4,009	29,557	8,354	2013	2007	1 Worcester Way
Solihull, UK	—	1,851	10,585	2,023	2,049	12,410	1,547	2015	2016	Warwick Road
Sonning, UK	—	5,644	42,155	6,442	6,280	47,961	12,724	2013	2009	Old Bath Rd.
Sonoma, CA	—	1,100	18,400	4,807	1,109	23,198	8,685	2005	1988	800 Oregon St.
Sonoma, CA	—	2,820	21,890	3,292	2,827	25,175	4,594	2016	2005	91 Napa Road
South Jordan, UT	—	—	—	51,165	4,639	46,526	2,705	2020	2015	11289 Oakmond Rd
Southlake, TX	—	6,207	56,655	7,624	6,207	64,279	7,920	2019	2008	101 Watermere Drive
Spokane, WA	—	3,200	25,064	2,502	3,200	27,566	8,323	2013	2001	3117 E. Chaser Lane
Spokane, WA	—	2,580	25,342	2,298	2,580	27,640	7,353	2013	1999	1110 E. Westview Ct.
St. Albert, AB	9,268	1,145	17,863	2,257	1,285	19,980	6,301	2014	2005	78C McKenney Avenue
St. John's, NL	5,219	706	11,765	900	760	12,611	2,110	2015	2005	64 Portugal Cove Road
Stittsville, ON	4,057	1,175	17,397	2,258	1,346	19,484	4,876	2013	1996	1340 - 1354 Main Street
Stockport, UK	—	4,369	25,018	3,888	4,860	28,415	8,513	2013	2008	1 Dairyground Road
Stockton, CA	—	2,280	5,983	1,718	2,372	7,609	2,527	2010	1988	6725 Inglewood
Strongsville, OH	—	1,113	10,904	656	1,113	11,560	1,451	2019	2017	15100 Howe Road
Stuart, FL	—	5,276	23,980	730	5,276	24,710	1,762	2019	2019	2625 SE Cove Road
Studio City, CA	—	4,006	25,307	1,401	4,115	26,599	7,825	2013	2004	4610 Coldwater Canyon Avenue
Suffield, CT	—	4,416	31,176	2,392	4,416	33,568	3,369	2019	1998	7 Canal Road
Sugar Land, TX	—	960	31,423	1,184	960	32,607	9,638	2011	1996	1221 Seventh St
Sugar Land, TX	—	4,272	60,493	6,546	4,272	67,039	11,697	2017	2015	744 Brooks Street
Summit, NJ	—	3,080	14,152	506	3,080	14,658	3,817	2011	2001	41 Springfield Avenue
Sun City West, AZ	—	1,250	21,778	1,973	1,250	23,751	5,755	2012	1998	13810 West Sandridge Drive
Sunninghill, UK	—	11,632	42,233	4,116	12,460	45,521	4,347	2014	2017	Bagshot Road
Sunnyvale, CA	—	5,420	41,682	3,191	5,420	44,873	12,824	2012	2002	1039 East El Camino Real
Surrey, BC	6,069	3,605	18,818	3,107	3,907	21,623	7,209	2013	2000	16028 83rd Avenue
Surrey, BC	15,070	4,552	22,338	3,865	4,952	25,803	9,069	2013	1987	15501 16th Avenue
Sutton, UK	—	4,096	14,532	3,309	4,538	17,399	1,941	2015	2016	123 Westmead Road
Suwanee, GA	—	1,560	11,538	1,672	1,560	13,210	4,220	2012	2000	4315 Johns Creek Parkway
Sway, UK	—	4,145	15,508	3,024	4,643	18,034	4,402	2014	2008	Sway Place
Swift Current, SK	1,624	492	10,119	1,412	540	11,483	3,057	2013	2001	301 Macoun Drive
Sylvania, OH	—	1,205	11,988	—	1,205	11,988	730	2019	2019	4120 King Road
Syracuse, NY	—	1,418	11,617	863	1,418	12,480	1,544	2019	2011	6715 Buckley Road
Tacoma, WA	—	4,170	73,377	17,896	4,170	91,273	20,323	2016	1987	8201 6th Avenue
Taylor, PA	—	1,910	11,996	—	1,910	11,996	434	2019	2020	512 Oak St
The Woodlands, TX	—	480	12,379	663	480	13,042	3,755	2011	1999	7950 Bay Branch Dr
Toms River, NJ	—	1,610	34,627	1,518	1,695	36,060	9,559	2010	2005	1587 Old Freehold Rd

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Tonawanda, NY	—	1,542	13,280	1,252	1,542	14,532	1,927	2019	2011	300 Fries Road
Tonawanda, NY	—	2,436	12,507	1,428	2,436	13,935	1,991	2019	2009	285 Crestmount Avenue
Toronto, ON	18,270	2,927	20,713	4,407	3,209	24,838	4,394	2015	1900	54 Foxbar Road
Toronto, ON	7,502	5,082	25,493	4,045	5,531	29,089	7,178	2015	1988	645 Castlefield Avenue
Toronto, ON	12,566	2,008	19,620	1,826	2,123	21,331	4,384	2015	1999	4251 Dundas Street West
Toronto, ON	36,318	5,132	41,657	7,211	5,591	48,409	13,447	2015	1964	10 William Morgan Drive
Toronto, ON	7,586	2,480	7,571	1,381	2,693	8,739	2,385	2015	1971	123 Spadina Road
Toronto, ON	4,640	1,079	5,364	877	1,135	6,185	1,702	2013	1982	25 Centennial Park Road
Toronto, ON	7,273	2,513	19,695	2,668	2,763	22,113	5,163	2013	2002	305 Balliol Street
Toronto, ON	17,430	3,400	32,757	4,542	3,797	36,902	10,244	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	5,719	1,447	3,918	871	1,598	4,638	1,556	2013	1987	1340 York Mills Road
Toronto, ON	30,720	5,304	53,488	5,453	5,791	58,454	19,389	2013	1988	8 The Donway East
Torrance, CA	—	3,497	73,138	297	3,504	73,428	8,315	2016	2016	25535 Hawthorne Boulevard
Tucson, AZ	—	830	6,179	5,317	830	11,496	2,496	2012	1997	5660 N. Kolb Road
Tulsa, OK	—	1,330	21,285	2,094	1,362	23,347	9,163	2010	1986	8887 South Lewis Ave
Tulsa, OK	—	1,500	20,728	114	1,614	20,728	8,988	2010	1984	9524 East 71st St
Turlock, CA	—	2,266	12,869	1,122	2,266	13,991	1,748	2019	2001	3791 Crowell Road
Twinsburg, OH	—	1,042	8,343	543	1,042	8,886	1,162	2019	2016	3092 Kendal Lane
Tyler, TX	—	650	5,268	24	650	5,292	1,937	2006	2007	5550 Old Jacksonville Hwy.
Upland, CA	—	3,160	42,596	98	3,160	42,694	7,628	2015	2014	2419 North Euclid Avenue
Upper Providence, PA	—	1,900	28,195	489	1,906	28,678	4,254	2013	2015	1133 Black Rock Road
Upper St Claire, PA	—	1,102	13,455	1,668	1,153	15,072	4,718	2013	2005	500 Village Drive
Vacaville, CA	—	900	17,100	3,978	900	21,078	8,261	2005	1987	799 Yellowstone Dr.
Vallejo, CA	—	4,000	18,000	5,193	4,030	23,163	8,965	2005	1989	350 Locust Dr.
Vallejo, CA	—	2,330	15,407	1,667	2,330	17,074	5,368	2010	1990	2261 Tuolumne
Vancouver, WA	—	1,820	19,042	1,271	1,821	20,312	6,357	2010	2006	10011 NE 118th Ave
Vancouver, BC	—	7,282	6,572	2,428	7,787	8,495	5,968	2015	1974	2803 West 41st Avenue
Vancouver, WA	—	—	—	16,606	1,406	15,200	6	2020	2001	201 NW 78th St
Vankleek Hill, ON	542	389	2,960	628	426	3,551	1,072	2013	1987	48 Wall Street
Vaudreuil, QC	7,888	1,852	14,214	2,062	1,956	16,172	3,404	2015	1975	333 rue Querbes
Vero Beach, FL	—	2,930	40,070	26,571	2,930	66,641	28,297	2007	2003	7955 16th Manor
Victoria, BC	6,629	2,856	18,038	2,320	3,121	20,093	6,029	2013	1974	3000 Shelbourne Street
Victoria, BC	18,976	3,681	15,774	2,184	3,997	17,642	5,490	2013	1988	3051 Shelbourne Street
Victoria, BC	17,634	2,476	15,379	2,695	2,718	17,832	3,245	2015	1990	3965 Shelbourne Street
Virginia Water, UK	—	7,106	29,937	9,185	6,029	40,199	13,356	2012	2002	Christ Church Road
Voorhees, NJ	—	3,700	24,312	2,565	3,854	26,723	5,739	2012	2013	311 Route 73
Wall, NJ	—	1,650	25,350	3,045	1,694	28,351	7,011	2011	2003	2021 Highway 35
Walnut Creek, CA	—	3,700	12,467	3,583	3,808	15,942	5,189	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	—	10,320	100,890	18,335	10,320	119,225	24,385	2016	1988	1580 Geary Road
Washington, DC	—	4,000	69,154	3,369	4,021	72,502	18,471	2013	2004	5111 Connecticut Avenue NW
Watchung, NJ	—	1,920	24,880	2,084	2,058	26,826	6,743	2011	2000	680 Mountain Boulevard
Waterville, OH	—	—	—	48,130	2,566	45,564	217	2020	2018	1470 Pray Blvd
Waukee, IA	—	1,870	31,878	1,042	1,900	32,890	6,744	2012	2007	1650 SE Holiday Crest Circle

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Waxahachie, TX	—	650	5,763	10	650	5,773	1,997	2007	2008	1329 Brown St.
Wayland, MA	—	1,207	27,462	2,437	1,364	29,742	8,380	2013	1997	285 Commonwealth Road
Weatherford, TX	—	660	5,261	7	660	5,268	1,949	2006	2007	1818 Martin Drive
Webster Groves, MO	—	1,790	15,425	2,711	1,812	18,114	5,560	2011	2012	45 E Lockwood Avenue
Welland, ON	5,769	983	7,530	1,086	1,060	8,539	1,525	2015	2006	110 First Street
Wellesley, MA	—	4,690	77,462	571	4,690	78,033	15,666	2015	2012	23 & 27 Washington Street
West Babylon, NY	—	3,960	47,085	2,671	4,062	49,654	12,541	2013	2003	580 Montauk Highway
West Bloomfield, MI	—	1,040	12,300	945	1,100	13,185	3,728	2013	2000	7005 Pontiac Trail
West Chester Township, OH	—	2,281	47,848	1,288	2,281	49,136	317	2020	2019	7129 Gilmore Rd
West Hills, CA	—	2,600	7,521	1,760	2,658	9,223	3,344	2013	2002	9012 Topanga Canyon Road
West Seneca, NY	—	1,413	6,626	634	1,413	7,260	1,080	2019	2000	1187 Orchard Park Drive
West Seneca, NY	—	1,042	7,475	604	1,042	8,079	1,036	2019	2007	2341 Union Road
West Vancouver, BC	17,543	7,059	28,155	5,580	7,717	33,077	9,434	2013	1987	2095 Marine Drive
Westbourne, UK	—	5,441	41,420	10,347	6,027	51,181	12,905	2013	2006	16-18 Poole Road
Westford, MA	—	1,440	32,607	463	1,468	33,042	5,977	2015	2013	108 Littleton Road
Weston, MA	—	1,160	2,750	268	1,160	3,018	1,347	2013	1998	135 North Avenue
Westworth Village, TX	—	2,060	31,296	86	2,060	31,382	4,994	2014	2014	25 Leonard Trail
Weybridge, UK	—	7,899	48,240	6,767	8,784	54,122	15,969	2013	2008	Ellesmere Road
Weymouth, UK	—	2,591	16,551	2,540	2,908	18,774	3,380	2014	2013	Cross Road
White Oak, MD	—	2,304	24,768	3,092	2,437	27,727	7,122	2013	2002	11621 New Hampshire Avenue
Whitesboro, NY	—	1,587	11,946	789	1,587	12,735	1,487	2019	2015	4770 Clinton Road
Willoughby, OH	—	1,309	10,536	662	1,309	11,198	1,279	2019	2016	35100 Chardon Road
Wilmington, DE	—	1,040	23,338	2,395	1,176	25,597	6,754	2013	2004	2215 Shipley Street
Winchester, UK	—	6,009	29,405	4,451	6,671	33,194	9,383	2012	2010	Stockbridge Road
Winnipeg, MB	11,271	1,960	38,612	7,129	2,217	45,484	15,196	2013	1999	857 Wilkes Avenue
Winnipeg, MB	25,011	1,276	21,732	3,371	1,664	24,715	6,421	2013	1988	3161 Grant Avenue
Winnipeg, MB	12,084	1,317	15,609	3,641	1,450	19,117	4,278	2015	1999	125 Portsmouth Boulevard
Woking, UK	—	2,990	12,523	1,598	3,210	13,901	1,234	2016	2017	12 Streets Heath, West End
Wolverhampton, UK	—	2,941	8,922	1,846	3,264	10,445	4,030	2013	2008	73 Wergs Road
Woodland Hills, CA	—	3,400	20,478	1,441	3,456	21,863	6,494	2013	2005	20461 Ventura Boulevard
Yonkers, NY	—	3,962	50,107	2,471	4,047	52,493	13,792	2013	2005	65 Crisfield Street
Yorkton, SK	2,996	463	8,760	1,100	504	9,819	2,663	2013	2001	94 Russell Drive
Seniors Housing Operating Total	$1,706,192	$1,466,472	$13,489,025	$2,648,613	$1,642,393	$15,961,717	$3,554,697

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$—	$950	$20,987	$11,660	$950	$32,647	$4,299	2014	1998	6565 Central Park Boulevard
Abilene, TX	—	990	8,187	1,089	990	9,276	1,523	2014	1985	1250 East N 10th Street
Aboite Twp, IN	—	1,770	19,930	1,601	1,770	21,531	5,743	2010	2008	611 W County Line Rd South
Agawam, MA	—	880	16,112	2,134	880	18,246	8,903	2002	1993	1200 Suffield St.
Akron, OH	—	633	3,002	—	633	3,002	206	2018	1999	171 North Cleveland Massillon Road
Alexandria, VA	—	2,452	6,826	—	2,452	6,826	453	2018	1964	1510 Collingwood Road
Alhambra, CA	—	600	6,305	8,847	600	15,152	2,752	2011	1923	1118 N. Stoneman Ave.
Allen Park, MI	—	1,767	5,025	—	1,767	5,025	337	2018	1960	9150 Allen Road
Allentown, PA	—	494	11,845	—	494	11,845	775	2018	1995	5151 Hamilton Boulevard
Allentown, PA	—	1,491	4,822	—	1,491	4,822	331	2018	1988	1265 Cedar Crest Boulevard
Alma, MI	—	—	—	7,810	1,267	6,543	47	2020	2009	1320 Pine Ave
Ames, IA	—	330	8,870	7	330	8,877	2,553	2010	1999	1325 Coconino Rd.
Ann Arbor, MI	—	2,172	11,123	—	2,172	11,123	786	2018	1997	4701 East Huron River Drive
Annandale, VA	—	1,687	18,974	—	1,687	18,974	1,215	2018	2002	7104 Braddock Road
Arlington, VA	—	4,016	8,801	—	4,016	8,801	575	2018	1976	550 South Carlin Southprings Road
Asheboro, NC	—	290	5,032	312	290	5,344	2,388	2003	1998	514 Vision Dr.
Asheville, NC	—	204	3,489	—	204	3,489	2,019	1999	1999	4 Walden Ridge Dr.
Asheville, NC	—	280	1,955	532	280	2,487	1,137	2003	1992	308 Overlook Rd.
Atchison, KS	—	140	5,610	23	140	5,633	792	2015	2001	1301 N 4th St.
Austin, TX	—	1,691	5,005	—	1,691	5,005	436	2018	2000	11630 Four Iron Drive
Avon, IN	—	1,830	14,470	34	1,830	14,504	4,349	2010	2004	182 S Country RD. 550E
Avon, IN	—	900	19,444	—	900	19,444	3,464	2014	2013	10307 E. CR 100 N
Avon, CT	—	2,132	7,624	—	2,132	7,624	610	2018	2000	100 Fisher Drive
Azusa, CA	—	570	3,141	7,430	570	10,571	3,607	1998	1953	125 W. Sierra Madre Ave.
Bad Axe, MI	—	—	—	7,289	1,317	5,972	48	2020	2010	150 Meadow Lane
Baldwin City, KS	—	190	4,810	55	190	4,865	701	2015	2000	321 Crimson Ave
Baltimore, MD	—	4,306	4,303	—	4,306	4,303	308	2018	1978	6600 Ridge Road
Baltimore, MD	—	3,069	3,148	—	3,069	3,148	240	2018	1996	4669 Falls Road
Barberton, OH	—	1,307	9,310	—	1,307	9,310	605	2018	1979	85 Third Street
Bartlesville, OK	—	100	1,380	—	100	1,380	892	1996	1995	5420 S.E. Adams Blvd.
Battle Creek, MI	—	857	1,821	—	857	1,821	168	2018	1965	200 Roosevelt Avenue East
Bay City, MI	—	633	2,619	—	633	2,619	194	2018	1968	800 Mulholland Street
Bedford, PA	—	637	4,432	—	637	4,432	341	2018	1965	136 Donahoe Manor Road
Belmont, CA	—	3,000	23,526	1,728	3,000	25,254	7,611	2011	1971	1301 Ralston Avenue
Belvidere, NJ	—	2,001	26,191	—	2,001	26,191	1,614	2019	2009	1 Brookfield Ct
Benbrook, TX	—	1,550	13,553	2,747	1,550	16,300	3,667	2011	1984	4242 Bryant Irvin Road
Berkeley, CA	11,689	3,050	32,677	5,008	3,050	37,685	6,816	2016	1966	2235 Sacramento Street
Bethel Park, PA	—	1,700	16,007	—	1,700	16,007	5,149	2007	2009	5785 Baptist Road
Bethel Park, PA	—	1,008	6,740	—	1,008	6,740	469	2018	1986	60 Highland Road
Bethesda, MD	—	2,218	6,869	—	2,218	6,869	440	2018	1974	6530 Democracy Boulevard

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Bethlehem, PA	—	1,191	16,887	—	1,191	16,887	1,053	2018	1979	2021 Westgate Drive
Bethlehem, PA	—	1,143	13,588	—	1,143	13,588	852	2018	1982	2029 Westgate Drive
Beverly Hills, CA	—	6,000	13,385	203	6,000	13,588	2,101	2014	2000	220 N Clark Drive
Bexleyheath, UK	—	3,750	10,807	1,564	4,153	11,968	1,931	2014	1996	35 West Street
Bingham Farms, MI	—	781	15,671	—	781	15,671	1,013	2018	1999	24005 West 13 Mile Road
Birmingham, UK	—	1,647	14,853	1,772	1,824	16,448	2,447	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	1,591	19,092	2,222	1,762	21,143	3,100	2015	2010	Braymoor Road, Tile Cross
Birmingham, UK	—	1,462	9,056	1,129	1,619	10,028	1,515	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	1,184	10,085	1,211	1,312	11,168	1,650	2015	1997	122 Tile Cross Road, Garretts Green
Bloomington, IN	—	670	17,423	—	670	17,423	2,641	2015	2015	363 S. Fieldstone Boulevard
Boca Raton, FL	—	2,200	4,974	—	2,200	4,974	419	2018	1994	7225 Boca Del Mar Drive
Boca Raton, FL	—	2,826	4,061	—	2,826	4,061	306	2018	1984	375 Northwest 51st Street
Boulder, CO	—	3,601	21,364	—	3,601	21,364	1,477	2018	1990	2800 Palo Parkway
Bournemouth, UK	—	2,668	16,470	—	2,668	16,470	576	2019	2017	Poole Lane
Boynton Beach, FL	—	2,138	10,201	—	2,138	10,201	721	2018	1991	3600 Old Boynton Road
Boynton Beach, FL	—	2,804	14,222	—	2,804	14,222	918	2018	1984	3001 South Congress Avenue
Bracknell, UK	—	4,081	11,470	684	4,372	11,863	1,048	2014	2017	Crowthorne Road North
Bradenton, FL	—	252	3,298	—	252	3,298	2,145	1996	1995	6101 Pointe W. Blvd.
Bradenton, FL	—	480	9,953	113	480	10,066	2,244	2012	2000	2800 60th Avenue West
Braintree, MA	—	170	7,157	1,290	170	8,447	8,447	1997	1968	1102 Washington St.
Braintree, UK	—	—	13,296	1,428	—	14,724	2,458	2014	2009	Meadow Park Tortoiseshell Way
Brecksville, OH	—	990	19,353	—	990	19,353	3,434	2014	2011	8757 Brecksville Road
Brick, NJ	—	1,290	25,247	1,330	1,290	26,577	6,627	2011	2000	458 Jack Martin Blvd.
Bridgewater, NJ	—	1,800	31,810	1,678	1,800	33,488	8,322	2011	2001	680 US-202/206 North
Bristol, UK	—	—	—	22,876	4,382	18,494	1,433	2015	2017	339 Badminton Road
Bristol, UK	—	2,337	13,416	—	2,337	13,416	639	2017	2019	Avon Valley Care Home, Tenniscourt Road
Brooks, AB	1,662	376	4,951	464	408	5,383	934	2014	2000	951 Cassils Road West
Bucyrus, OH	—	1,119	2,611	—	1,119	2,611	207	2018	1976	1170 West Mansfield Street
Burleson, TX	—	670	13,985	2,457	670	16,442	3,898	2011	1988	300 Huguley Boulevard
Burlington, NC	—	280	4,297	849	280	5,146	2,277	2003	2000	3619 S. Mebane St.
Burlington, NC	—	460	5,467	110	460	5,577	2,530	2003	1997	3615 S. Mebane St.
Burlington, NJ	—	1,700	12,554	501	1,700	13,055	4,074	2011	1965	115 Sunset Road
Burlington, NJ	—	1,170	19,205	172	1,170	19,377	5,206	2011	1994	2305 Rancocas Road
Burnaby, BC	7,069	7,623	13,844	1,839	8,273	15,033	2,646	2014	2006	7195 Canada Way
Calgary, AB	14,118	2,341	42,768	3,912	2,541	46,480	7,760	2014	1971	1729-90th Avenue SW
Calgary, AB	23,452	4,569	70,199	6,378	4,958	76,188	12,605	2014	2001	500 Midpark Way SE
Camp Hill, PA	—	517	3,596	—	517	3,596	240	2018	1970	1700 Market Street
Canonsburg, PA	—	911	4,828	—	911	4,828	352	2018	1986	113 West McMurray Road
Canton, OH	—	300	2,098	—	300	2,098	1,214	1998	1998	1119 Perry Dr., N.W.
Canton, MI	—	1,399	16,966	—	1,399	16,966	1,093	2018	2005	7025 Lilley Road
Cape Coral, FL	—	530	3,281	—	530	3,281	1,629	2002	2000	911 Santa Barbara Blvd.
Cape Coral, FL	7,925	760	18,868	110	760	18,978	4,296	2012	2009	831 Santa Barbara Boulevard
Cape May Court House, NJ	—	1,440	17,002	1,775	1,440	18,777	3,303	2014	1990	144 Magnolia Drive
Carlisle, PA	—	978	8,204	—	978	8,204	562	2018	1987	940 Walnut Bottom Road
Carmel, IN	—	1,700	19,491	1	1,700	19,492	3,070	2015	2015	12315 Pennsylvania Street

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Carmel, IN	—	1,583	6,069	—	1,583	6,069	447	2018	1985	12999 North Pennsylvania Street
Carmel, IN	—	—	2,296	—	—	2,296	140	2018	1985	12999 North Pennsylvania Street
Carrollton, TX	—	2,010	19,549	—	2,010	19,549	2,254	2014	2016	2645 East Trinity Mills Road
Cary, NC	—	1,500	4,350	1,366	1,500	5,716	2,956	1998	1996	111 MacArthur
Castleton, IN	—	920	15,137	—	920	15,137	2,801	2014	2013	8405 Clearvista Lake
Cedar Grove, NJ	—	2,850	27,737	20	2,850	27,757	7,524	2011	1970	536 Ridge Road
Cedar Rapids, IA	—	596	9,352	—	596	9,352	592	2018	1965	1940 1st Avenue Northeast
Centerville, OH	—	920	3,958	—	920	3,958	388	2018	1997	1001 E. Alex Bell Road
Chagrin Falls, OH	—	832	10,837	—	832	10,837	731	2018	1999	8100 East Washington Street
Chambersburg, PA	—	1,373	8,862	—	1,373	8,862	629	2018	1976	1070 Stouffer Avenue
Chapel Hill, NC	—	354	2,646	1,201	354	3,847	1,667	2002	1997	100 Lanark Rd.
Charleston, SC	—	1,333	5,554	—	1,333	5,554	374	2018	1982	1137 Sam Rittenberg Boulevard
Charleston, WV	—	440	17,575	306	440	17,881	4,635	2011	1998	1000 Association Drive, North Gate Business Park
Chatham, VA	—	320	14,039	—	320	14,039	2,595	2014	2009	100 Rorer Street
Cherry Hill, NJ	—	1,416	9,871	—	1,416	9,871	693	2018	1997	2700 Chapel Avenue West
Chester, VA	—	1,320	18,127	—	1,320	18,127	3,318	2014	2009	12001 Iron Bridge Road
Chevy Chase, MD	—	4,515	8,685	—	4,515	8,685	574	2018	1964	8700 Jones Mill Road
Chickasha, OK	—	85	1,395	—	85	1,395	896	1996	1996	801 Country Club Rd.
Chillicothe, OH	—	1,145	8,994	—	1,145	8,994	590	2018	1977	1058 Columbus Street
Cincinnati, OH	—	912	14,010	—	912	14,010	934	2018	2000	6870 Clough Pike
Citrus Heights, CA	—	5,207	31,715	—	5,207	31,715	1,989	2018	1988	7807 Upland Way
Claremore, OK	—	155	1,427	6,130	155	7,557	1,970	1996	1996	1605 N. Hwy. 88
Clarksville, TN	—	330	2,292	—	330	2,292	1,322	1998	1998	2183 Memorial Dr.
Clayton, NC	—	520	15,733	—	520	15,733	2,636	2014	2013	84 Johnson Estate Road
Clevedon, UK	—	2,838	16,927	2,122	3,142	18,745	3,128	2014	1994	18/19 Elton Road
Cloquet, MN	—	340	4,660	120	340	4,780	1,239	2011	2006	705 Horizon Circle
Cobham, UK	—	9,808	24,991	3,737	10,861	27,675	5,364	2013	2013	Redhill Road
Colchester, CT	—	980	4,860	544	980	5,404	1,828	2011	1986	59 Harrington Court
Colorado Springs, CO	—	4,280	62,168	—	4,280	62,168	8,523	2015	2008	1605 Elm Creek View
Colorado Springs, CO	—	1,730	25,493	693	1,730	26,186	3,548	2016	2016	2818 Grand Vista Circle
Columbia, TN	—	341	2,295	—	341	2,295	1,324	1999	1999	5011 Trotwood Ave.
Columbia, SC	—	1,699	2,319	—	1,699	2,319	170	2018	1968	2601 Forest Drive
Columbia Heights, MN	—	825	14,175	163	825	14,338	3,496	2011	2009	3807 Hart Boulevard
Concord, NC	—	550	3,921	416	550	4,337	1,959	2003	1997	2452 Rock Hill Church Rd.
Concord, NH	—	1,760	43,179	634	1,760	43,813	11,371	2011	1994	239 Pleasant Street
Concord, NH	—	720	3,041	340	720	3,381	1,099	2011	1926	227 Pleasant Street
Congleton, UK	—	2,036	5,120	768	2,254	5,670	917	2014	1994	Rood Hill
Coppell, TX	—	1,550	8,386	228	1,550	8,614	1,872	2012	2013	1530 East Sandy Lake Road
Corby, UK	—	1,228	5,144	881	1,240	6,013	595	2017	1997	25 Rockingham Road
Costa Mesa, CA	—	2,050	19,969	969	2,050	20,938	6,446	2011	1965	350 West Bay St
Coventry, UK	—	1,962	13,830	1,695	2,172	15,315	2,349	2015	2014	1 Glendale Way
Crawfordsville, IN	—	720	17,239	1,426	720	18,665	3,344	2014	2013	517 Concord Road
Dallastown, PA	—	1,377	16,797	—	1,377	16,797	1,121	2018	1979	100 West Queen Street
Danville, VA	—	410	3,954	1,032	410	4,986	2,182	2003	1998	149 Executive Ct.
Danville, VA	—	240	8,436	—	240	8,436	1,577	2014	1996	508 Rison Street

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Daphne, AL	—	2,880	8,670	384	2,880	9,054	2,143	2012	2001	27440 County Road 13
Davenport, IA	—	566	2,017	—	566	2,017	138	2018	1966	815 East Locust Street
Davenport, IA	—	910	20,038	—	910	20,038	1,300	2018	2008	3800 Commerce Blvd.
Dayton, OH	—	1,188	5,412	—	1,188	5,412	385	2018	1977	1974 North Fairfield Road
Dearborn Heights, MI	—	1,197	3,394	—	1,197	3,394	266	2018	1964	26001 Ford Road
Decatur, GA	—	1,413	13,796	—	1,413	13,796	857	2018	1977	2722 North Decatur Road
Delray Beach, FL	—	1,158	13,572	—	1,158	13,572	912	2018	1998	16150 Jog Road
Delray Beach, FL	—	2,125	11,840	—	2,125	11,840	818	2018	1998	16200 Jog Road
Denton, TX	—	1,760	8,305	216	1,760	8,521	2,320	2010	2011	2125 Brinker Rd
Denver, CO	—	3,222	24,804	—	3,222	24,804	1,547	2018	1988	290 South Monaco Parkway
Derby, UK	—	2,359	8,539	776	2,527	9,147	1,220	2014	2015	Rykneld Road
Dover, DE	—	600	22,266	141	600	22,407	5,944	2011	1984	1080 Silver Lake Blvd.
Dowagiac, MI	—	—	—	2,603	825	1,778	21	2020	2006	29601 Amerihost Dr
Droitwich, UK	—	—	—	16,380	3,895	12,485	—	2018	2020	Mulberry Tree Hill
Dublin, OH	—	1,393	2,911	—	1,393	2,911	237	2018	2014	4075 W. Dublin-Granville Road
Dubuque, IA	—	568	8,902	—	568	8,902	564	2018	1971	901 West Third Street
Dunedin, FL	—	1,883	13,325	—	1,883	13,325	849	2018	1983	870 Patricia Avenue
Durham, NC	—	1,476	10,659	3,085	1,476	13,744	12,561	1997	1999	4434 Ben Franklin Blvd.
Eagan, MN	15,890	2,260	31,643	300	2,260	31,943	4,397	2015	2004	3810 Alder Avenue
East Brunswick, NJ	—	1,380	34,229	1,093	1,380	35,322	8,636	2011	1998	606 Cranbury Rd.
Eastbourne, UK	—	4,071	24,438	3,062	4,508	27,063	4,457	2014	1999	Carew Road
Easton, PA	—	1,109	7,500	—	1,109	7,500	651	2018	2015	4100 Freemansburg Avenue
Easton, PA	—	1,430	13,396	—	1,430	13,396	898	2018	1981	2600 Northampton Street
Easton, PA	—	1,620	10,049	—	1,620	10,049	796	2018	2000	4100 Freemansburg Avenue
Eden, NC	—	390	4,877	86	390	4,963	2,277	2003	1998	314 W. Kings Hwy.
Edmond, OK	—	410	8,388	—	410	8,388	1,988	2012	2001	15401 North Pennsylvania Avenue
Edmond, OK	—	1,810	14,849	3,260	1,810	18,109	2,931	2014	1985	1225 Lakeshore Drive
Edmond, OK	—	1,650	25,167	1,700	1,650	26,867	2,824	2014	2017	2709 East Danforth Road
Elizabeth City, NC	—	200	2,760	2,197	200	4,957	2,487	1998	1999	400 Hastings Lane
Elk Grove Village, IL	—	1,344	7,073	—	1,344	7,073	496	2018	1995	1940 Nerge Road Elk
Elk Grove Village, IL	—	3,733	18,745	—	3,733	18,745	1,163	2018	1988	1920 Nerge Road
Encinitas, CA	—	1,460	7,721	1,987	1,460	9,708	4,656	2000	1988	335 Saxony Rd.
Englewood, NJ	—	930	4,514	26	930	4,540	1,354	2011	1966	333 Grand Avenue
Escondido, CA	—	1,520	24,024	785	1,520	24,809	7,574	2011	1987	1500 Borden Rd
Eureka, KS	—	50	3,950	71	50	4,021	568	2015	1994	1820 E River St
Everett, WA	—	1,400	5,476	—	1,400	5,476	3,080	1999	1999	2015 Lake Heights Dr.
Exton, PA	—	3,600	27,267	—	3,600	27,267	2,086	2017	2018	501 Thomas Jones Way
Fairfax, VA	—	1,827	17,304	—	1,827	17,304	1,171	2018	1997	12469 Lee Jackson Mem Highway
Fairfax, VA	—	4,099	17,614	—	4,099	17,614	1,166	2018	1990	12475 Lee Jackson Memorial Highway
Fairhope, AL	—	570	9,119	112	570	9,231	2,164	2012	1987	50 Spring Run Road
Fall River, MA	—	620	5,829	4,856	620	10,685	5,967	1996	1973	1748 Highland Ave.
Fanwood, NJ	—	2,850	55,175	1,467	2,850	56,642	13,649	2011	1982	295 South Ave.
Faribault, MN	—	780	11,539	300	780	11,839	1,578	2015	2003	828 1st Street NE
Farmington, CT	—	1,693	10,455	—	1,693	10,455	722	2018	1997	45 South Road
Farnborough, UK	—	2,036	5,737	834	2,254	6,353	998	2014	1980	Bruntile Close, Reading Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Fayetteville, PA	—	2,150	20,173	—	2,150	20,173	4,633	2015	1991	6375 Chambersburg Road
Fayetteville, NY	—	410	3,962	500	410	4,462	2,187	2001	1997	5125 Highbridge St.
Findlay, OH	—	200	1,800	—	200	1,800	1,104	1997	1997	725 Fox Run Rd.
Fishers, IN	—	1,500	14,500	21	1,500	14,521	4,357	2010	2000	9745 Olympia Dr.
Fishersville, VA	—	788	2,101	3	788	2,104	908	2018	1998	83 Crossroad Lane
Flint, MI	—	1,271	18,050	—	1,271	18,050	1,135	2018	1969	3011 North Center Road
Florence, NJ	—	300	2,978	—	300	2,978	1,474	2002	1999	901 Broad St.
Flourtown, PA	—	1,800	14,830	266	1,800	15,096	4,159	2011	1908	350 Haws Lane
Flower Mound, TX	—	1,800	8,414	253	1,800	8,667	2,066	2011	2012	4141 Long Prairie Road
Floyd, VA	—	680	3,618	4	680	3,622	679	2018	1979	237 Franklin Pike Rd SE
Flushing, MI	—	690	1,701	—	690	1,701	178	2018	1999	640 Sunnyside Drive
Flushing, MI	—	1,415	8,533	—	1,415	8,533	588	2018	1967	540 Sunnyside Drive
Forest City, NC	—	320	4,497	208	320	4,705	2,113	2003	1999	493 Piney Ridge Rd.
Fort Ashby, WV	—	330	19,566	356	330	19,922	5,139	2011	1980	Diane Drive, Box 686
Fort Collins, CO	—	3,680	58,608	—	3,680	58,608	8,009	2015	2007	4750 Pleasant Oak Drive
Fort Collins, CO	—	890	4,532	4	890	4,536	561	2018	1965	1005 East Elizabeth
Fort Worth, TX	—	450	13,615	5,086	450	18,701	5,411	2010	2011	425 Alabama Ave.
Fountain Valley, CA	—	5,259	9,375	—	5,259	9,375	619	2018	1988	11680 Warner Avenue
Franconia, NH	—	360	11,320	70	360	11,390	3,062	2011	1971	93 Main Street
Fredericksburg, VA	—	1,000	20,000	2,161	1,000	22,161	8,448	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	—	1,130	23,202	—	1,130	23,202	4,022	2014	2010	140 Brimley Drive
Ft. Myers, FL	—	1,110	10,559	—	1,110	10,559	717	2018	1999	15950 McGregor Boulevard
Ft. Myers, FL	—	2,139	18,235	—	2,139	18,235	1,210	2018	1990	1600 Matthew Drive
Ft. Myers, FL	—	2,502	9,741	—	2,502	9,741	782	2018	2000	13881 Eagle Ridge Drive
Gainesville, FL	—	—	—	31,462	2,374	29,088	964	2016	2018	3605 NW 83rd Street
Galesburg, IL	—	1,708	3,839	—	1,708	3,839	258	2018	1964	280 East Losey Street
Gardner, KS	—	200	2,800	93	200	2,893	433	2015	2000	869 Juniper Terrace
Gastonia, NC	—	470	6,129	55	470	6,184	2,826	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	—	310	3,096	85	310	3,181	1,497	2003	1994	1717 Union Rd.
Gastonia, NC	—	400	5,029	624	400	5,653	2,385	2003	1996	1750 Robinwood Rd.
Geneva, IL	—	1,502	16,193	—	1,502	16,193	1,071	2018	2000	2388 Bricher Road
Georgetown, TX	—	200	2,100	—	200	2,100	1,278	1997	1997	2600 University Dr., E.
Gig Harbor, WA	—	3,000	4,461	—	3,000	4,461	362	2018	1990	3309 45th Street Court Northwest
Glen Ellyn, IL	—	1,496	6,634	—	1,496	6,634	488	2018	2001	2S706 Park Boulevard
Granbury, TX	—	2,550	2,940	777	2,550	3,717	1,015	2012	1996	916 East Highway 377
Granger, IN	—	1,670	21,280	2,401	1,670	23,681	6,248	2010	2009	6330 North Fir Rd
Grapevine, TX	—	2,220	17,648	112	2,220	17,760	2,451	2013	2014	4545 Merlot Drive
Greeley, CO	—	1,077	18,051	—	1,077	18,051	1,877	2017	2009	5300 West 29th Street
Greensboro, NC	—	330	2,970	643	330	3,613	1,669	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	—	560	5,507	1,390	560	6,897	3,072	2003	1997	4400 Lawndale Dr.
Greenville, MI	—	—	—	5,831	1,490	4,341	41	2020	2016	1515 Meijer Dr
Greenville, SC	—	310	4,750	252	310	5,002	2,143	2004	1997	23 Southpointe Dr.
Greenville, SC	—	1,751	8,771	—	1,751	8,771	596	2018	1966	600 Sulphur Springs Road
Greenville, SC	—	947	1,445	—	947	1,445	164	2018	1976	601 Sulphur Springs Road
Greenville, NC	—	290	4,393	328	290	4,721	2,097	2003	1998	2715 Dickinson Ave.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Greenwood, IN	—	1,550	22,770	81	1,550	22,851	6,128	2010	2007	2339 South SR 135
Grosse Pointe, MI	—	867	2,385	—	867	2,385	170	2018	1964	21401 Mack Avenue
Groton, CT	—	2,430	19,941	968	2,430	20,909	6,038	2011	1975	1145 Poquonnock Road
Hamilton, NJ	—	440	4,469	—	440	4,469	2,206	2001	1998	1645 Whitehorse-Mercerville Rd.
Hanahan, SC	—	1,934	3,986	—	1,934	3,986	322	2018	1989	1800 Eagle Landing Boulevard
Hanford, UK	—	1,382	9,829	1,204	1,530	10,885	2,131	2013	2012	Bankhouse Road
Harrisburg, PA	—	569	12,822	—	569	12,822	844	2018	2000	2625 Ailanthus Lane
Harrow, UK	—	7,402	8,266	1,683	8,197	9,154	1,538	2014	2001	177 Preston Hill
Hastings, MI	—	—	—	8,122	1,603	6,519	51	2020	2002	1821 N. East St
Hatboro, PA	—	—	28,112	1,771	—	29,883	7,692	2011	1996	3485 Davisville Road
Hatboro, PA	—	1,192	7,608	—	1,192	7,608	683	2018	2000	779 West County Line Road
Hatfield, UK	—	2,924	7,527	1,122	3,238	8,335	1,644	2013	2012	St Albans Road East
Hattiesburg, MS	—	450	13,469	—	450	13,469	3,467	2010	2009	217 Methodist Hospital Blvd
Hemet, CA	—	6,224	8,410	—	6,224	8,410	575	2018	1989	1717 West Stetson Avenue
Henry, IL	—	1,860	3,688	—	1,860	3,688	239	2018	1987	1650 Old Indian Town Road
Hermitage, TN	—	1,500	9,943	540	1,500	10,483	2,470	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, UK	—	1,900	24,353	3,585	2,104	27,734	5,757	2013	2011	165 Reculver Road
Hiawatha, KS	—	40	4,210	29	40	4,239	619	2015	1996	400 Kansas Ave
Hickory, NC	—	290	987	374	290	1,361	696	2003	1994	2530 16th St. N.E.
High Point, NC	—	560	4,443	894	560	5,337	2,450	2003	2000	1568 Skeet Club Rd.
High Point, NC	—	370	2,185	464	370	2,649	1,265	2003	1999	1564 Skeet Club Rd.
High Point, NC	—	330	3,395	126	330	3,521	1,609	2003	1994	201 W. Hartley Dr.
High Point, NC	—	430	4,143	186	430	4,329	1,937	2003	1998	1560 Skeet Club Rd.
Highlands Ranch, CO	—	940	3,721	4,983	940	8,704	2,728	2002	1999	9160 S. University Blvd.
Hillsboro, OH	—	1,792	6,339	—	1,792	6,339	589	2018	1983	1141 Northview Drive
Hinckley, UK	—	2,159	4,194	682	2,391	4,644	1,003	2013	2013	Tudor Road
Hinsdale, IL	—	4,033	24,280	—	4,033	24,280	1,517	2018	1971	600 W Ogden Avenue
Hockessin, DE	—	1,120	6,308	1,247	1,120	7,555	1,385	2014	1992	100 Saint Claire Drive
Holton, KS	—	40	7,460	13	40	7,473	1,018	2015	1996	410 Juniper Dr
Homewood, IL	—	2,395	7,649	—	2,395	7,649	489	2018	1989	940 Maple Avenue
Howard, WI	—	579	32,122	3,072	633	35,140	3,268	2017	2016	2790 Elm Tree Hill
Huntingdon Valley, PA	—	1,150	3,728	—	1,150	3,728	355	2018	1993	3430 Huntingdon Pike
Hutchinson, KS	—	600	10,590	397	600	10,987	4,525	2004	1997	2416 Brentwood
Independence, VA	—	1,082	6,767	7	1,082	6,774	1,221	2018	1998	400 S Independence Ave
Indianapolis, IN	—	870	14,688	—	870	14,688	2,729	2014	2014	1635 N Arlington Avenue
Indianapolis, IN	—	1,105	6,642	—	1,105	6,642	428	2018	1979	8549 South Madison Avenue
Jackson, NJ	—	6,500	26,405	3,107	6,500	29,512	6,091	2012	2001	2 Kathleen Drive
Jacksonville, FL	—	750	25,231	115	750	25,346	2,963	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	—	—	26,381	1,805	1,691	26,495	3,092	2013	2014	4000 San Pablo Parkway
Jacksonville, FL	—	1,752	2,552	—	1,752	2,552	173	2018	1989	3648 University Blvd South
Jacksonville, FL	—	2,182	9,488	—	2,182	9,488	689	2018	1980	8495 Normandy Blvd
Jefferson Hills, PA	—	2,265	13,614	—	2,265	13,614	1,309	2018	1997	380 Wray Large Road
Jersey Shore, PA	—	600	8,104	—	600	8,104	499	2018	1973	1008 Thompson Street
Kansas City, KS	—	700	20,115	—	700	20,115	2,890	2015	2015	8900 Parallel Parkway
Katy, TX	—	1,778	22,622	—	1,778	22,622	2,366	2017	2015	24802 Kingsland Boulevard

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Kensington, MD	—	1,753	18,621	—	1,753	18,621	1,186	2018	2002	4301 Knowles Avenue
Kenwood, OH	—	821	11,040	—	821	11,040	727	2018	2000	4580 East Galbraith Road
Kettering, OH	—	1,229	4,701	—	1,229	4,701	352	2018	1977	3313 Wilmington Pike
King of Prussia, PA	—	720	14,776	—	720	14,776	1,009	2018	1995	620 West Valley Forge Road
King of Prussia, PA	—	1,205	4,725	—	1,205	4,725	381	2018	1990	600 West Valley Forge Road
Kingsford, MI	—	1,362	10,594	—	1,362	10,594	727	2018	1968	1225 Woodward Avenue
Kingston, PA	—	986	5,710	—	986	5,710	382	2018	1974	200 Second Avenue
Kirkstall, UK	—	2,437	9,414	1,272	2,698	10,425	2,047	2013	2009	29 Broad Lane
Kokomo, IN	—	710	16,044	—	710	16,044	2,974	2014	2014	2200 S. Dixon Rd
Lacey, WA	—	2,582	18,175	—	2,582	18,175	1,175	2018	2012	4524 Intelco Loop SE
Lafayette, CO	—	1,420	20,192	—	1,420	20,192	3,143	2015	2015	329 Exempla Circle
Lafayette, IN	—	670	16,833	1	670	16,834	2,866	2015	2014	2402 South Street
Lakeway, TX	—	5,142	23,203	—	5,142	23,203	4,717	2007	2011	2000 Medical Dr
Lakewood, CO	—	2,160	28,091	62	2,160	28,153	5,037	2014	2010	7395 West Eastman Place
Lakewood Ranch, FL	—	650	6,714	1,988	650	8,702	1,939	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	—	1,000	22,388	89	1,000	22,477	5,000	2012	2005	8220 Natures Way
Lancaster, PA	—	1,680	14,039	—	1,680	14,039	1,557	2015	2017	31 Millersville Road
Lancaster, PA	—	1,011	7,502	—	1,011	7,502	502	2018	1966	100 Abbeyville Road
Lapeer, MI	—	—	—	10,621	1,827	8,794	65	2020	2004	101 Devonshire Dr
Largo, FL	—	1,166	3,426	—	1,166	3,426	296	2018	1997	300 Highland Avenue Northeast
Las Vegas, NV	—	580	23,420	—	580	23,420	5,846	2011	2002	2500 North Tenaya Way
Laureldale, PA	—	1,171	14,420	—	1,171	14,420	931	2018	1980	2125 Elizabeth Avenue
Lawrence, KS	—	250	8,716	—	250	8,716	1,923	2012	1996	3220 Peterson Road
Lebanon, PA	—	728	10,367	—	728	10,367	733	2018	1998	100 Tuck Court
Lebanon, PA	—	1,214	5,960	—	1,214	5,960	473	2018	1980	900 Tuck Street
Lee, MA	—	290	18,135	926	290	19,061	9,316	2002	1998	600 & 620 Laurel St.
Leeds, UK	—	1,974	13,239	1,634	2,186	14,661	2,160	2015	2013	100 Grove Lane
Leicester, UK	—	3,060	24,410	2,950	3,388	27,032	5,645	2012	2010	307 London Road
Lenoir, NC	—	190	3,748	920	190	4,668	2,047	2003	1998	1145 Powell Rd., N.E.
Lethbridge, AB	1,245	1,214	2,750	347	1,317	2,994	674	2014	2003	785 Columbia Boulevard West
Lexana, KS	—	480	1,770	152	480	1,922	311	2015	1994	8710 Caenen Lake Rd
Lexington, NC	—	200	3,900	1,123	200	5,023	2,359	2002	1997	161 Young Dr.
Libertyville, IL	—	6,500	40,024	75	6,500	40,099	10,693	2011	2001	901 Florsheim Dr
Libertyville, IL	—	2,993	11,546	—	2,993	11,546	732	2018	1988	1500 South Milwaukee
Lichfield, UK	—	1,382	30,324	3,405	1,530	33,581	4,959	2015	2012	Wissage Road
Lillington, NC	—	470	17,579	—	470	17,579	3,140	2014	2013	54 Red Mulberry Way
Lillington, NC	—	500	16,451	—	500	16,451	2,759	2014	1999	2041 NC-210 N
Lincoln, NE	—	390	13,807	95	390	13,902	3,884	2010	2000	7208 Van Dorn St.
Lititz, PA	—	1,200	13,836	—	1,200	13,836	1,537	2015	2016	80 West Millport Road
Livermore, CA	—	4,100	24,996	79	4,100	25,075	3,910	2014	1974	35 Fenton Street
Livonia, MI	—	985	13,555	—	985	13,555	924	2018	1999	32500 Seven Mile Road
Livonia, MI	—	1,836	2,277	—	1,836	2,277	185	2018	1960	28550 Five Mile Road
Longwood, FL	—	1,260	6,445	—	1,260	6,445	1,742	2011	2011	425 South Ronald Reagan Boulevard
Los Angeles, CA	—	—	11,430	1,058	—	12,488	3,719	2008	1971	330 North Hayworth Avenue
Louisburg, KS	—	280	4,320	44	280	4,364	601	2015	1996	202 Rogers St

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Louisville, KY	—	490	10,010	2,768	490	12,778	5,419	2005	1978	4604 Lowe Rd
Loxley, UK	—	1,369	15,668	2,636	1,516	18,157	3,551	2013	2008	Loxley Road
Lutherville, MD	—	1,100	19,786	1,744	1,100	21,530	5,663	2011	1988	515 Brightfield Road
Lynchburg, VA	—	340	16,114	—	340	16,114	2,923	2014	2013	189 Monica Blvd
Lynchburg, VA	—	2,904	3,696	—	2,904	3,696	244	2018	1978	2200 Landover Place
Lynnwood, WA	—	2,302	5,632	—	2,302	5,632	378	2018	1987	3701 188th Street
Macomb, IL	—	1,586	4,058	—	1,586	4,058	260	2018	1966	8 Doctors Lane
Macungie, PA	—	960	29,033	84	960	29,117	7,618	2011	1994	1718 Spring Creek Road
Manalapan, NJ	—	900	22,624	760	900	23,384	5,745	2011	2001	445 Route 9 South
Manassas, VA	—	750	7,446	1,103	750	8,549	3,484	2003	1996	8341 Barrett Dr.
Mankato, MN	—	1,460	32,104	300	1,460	32,404	4,285	2015	2006	100 Dublin Road
Marietta, OH	—	1,149	9,373	—	1,149	9,373	614	2018	1977	5001 State Route 60
Marietta, GA	—	2,406	12,229	—	2,406	12,229	784	2018	1980	4360 Johnson Ferry Place
Marietta, PA	—	1,050	13,633	537	1,050	14,170	1,944	2015	1999	2760 Maytown Road
Marion, IN	—	720	9,604	—	720	9,604	2,465	2014	2012	614 W. 14th Street
Marion, IN	—	990	9,190	824	990	10,014	2,322	2014	1976	505 N. Bradner Avenue
Marion, OH	—	2,768	17,415	—	2,768	17,415	1,453	2018	2004	400 Barks Road West
Marlborough, UK	—	2,677	6,822	1,021	2,965	7,555	1,240	2014	1999	The Common
Martinsville, VA	—	349	—	—	349	—	—	2003	1900	Rolling Hills Rd. & US Hwy. 58
Matawan, NJ	—	1,830	20,618	166	1,830	20,784	5,370	2011	1965	625 State Highway 34
Matthews, NC	—	560	4,738	137	560	4,875	2,252	2003	1998	2404 Plantation Center Dr.
McHenry, IL	—	1,576	—	—	1,576	—	—	2006	1900	5200 Block of Bull Valley Road
McMurray, PA	—	1,440	15,805	3,894	1,440	19,699	4,738	2010	2011	240 Cedar Hill Dr
Medicine Hat, AB	2,046	932	5,566	564	1,012	6,050	1,082	2014	1999	65 Valleyview Drive SW
Mentor, OH	—	1,827	9,938	—	1,827	9,938	660	2018	1985	8200 Mentor Hills Drive
Mercerville, NJ	—	860	9,929	173	860	10,102	2,922	2011	1967	2240 White Horse- Merceville Road
Meriden, CT	—	1,300	1,472	233	1,300	1,705	961	2011	1968	845 Paddock Ave
Miamisburg, OH	—	786	3,232	—	786	3,232	303	2018	1983	450 Oak Ridge Boulevard
Middleburg Heights, OH	—	960	7,780	472	960	8,252	3,326	2004	1998	15435 Bagley Rd.
Middleton, WI	—	420	4,006	600	420	4,606	2,141	2001	1991	6701 Stonefield Rd.
Milton Keynes, UK	—	1,826	18,654	2,199	2,022	20,657	3,141	2015	2007	Tunbridge Grove, Kents Hill
Minnetonka, MN	—	2,080	24,360	1,806	2,080	26,166	6,883	2012	1999	500 Carlson Parkway
Mishawaka, IN	—	740	10,698	—	740	10,698	3,023	2014	2013	60257 Bodnar Blvd
Moline, IL	—	2,946	18,672	—	2,946	18,672	1,158	2018	1964	833 Sixteenth Avenue
Monmouth Junction, NJ	—	720	6,209	86	720	6,295	1,919	2011	1996	2 Deer Park Drive
Monroe, NC	—	470	3,681	839	470	4,520	2,050	2003	2001	918 Fitzgerald St.
Monroe, NC	—	310	4,799	922	310	5,721	2,585	2003	2000	919 Fitzgerald St.
Monroe, NC	—	450	4,021	386	450	4,407	1,955	2003	1997	1316 Patterson Ave.
Monroe Township, NJ	—	3,250	27,771	765	3,250	28,536	3,767	2015	1996	319 Forsgate Drive
Monroeville, PA	—	1,216	12,749	—	1,216	12,749	1,006	2018	1997	120 Wyngate Drive
Monroeville, PA	—	1,237	3,641	—	1,237	3,641	383	2018	1996	885 MacBeth Drive
Montgomeryville, PA	—	1,176	9,824	—	1,176	9,824	686	2018	1989	640 Bethlehem Pike
Montville, NJ	—	3,500	31,002	1,699	3,500	32,701	8,126	2011	1988	165 Changebridge Rd.
Moorestown, NJ	—	4,143	23,902	—	4,143	23,902	4,655	2012	2014	250 Marter Avenue
Morehead City, NC	—	200	3,104	1,787	200	4,891	2,483	1999	1999	107 Bryan St.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Morrison, CO	—	2,720	16,261	17	2,720	16,278	1,983	2018	1974	150 Spring Street
Moulton, UK	—	1,695	12,510	2,079	1,711	14,573	1,368	2017	1995	Northampton Lane North
Mountainside, NJ	—	3,097	7,807	—	3,097	7,807	525	2018	1988	1180 Route 22
Mt. Pleasant, MI	—	—	—	8,330	1,863	6,467	57	2020	2013	2378 S. Lincoln Rd
Naperville, IL	—	3,470	29,547	62	3,470	29,609	8,046	2011	2001	504 North River Road
Naples, FL	—	1,222	10,639	—	1,222	10,639	749	2018	1998	6125 Rattlesnake Hammock Road
Naples, FL	—	1,672	23,119	—	1,672	23,119	1,813	2018	1993	1000 Lely Palms Drive
Naples, FL	—	1,854	12,398	—	1,854	12,398	786	2018	1987	3601 Lakewood Boulevard
Nashville, TN	—	4,910	29,590	—	4,910	29,590	9,905	2008	2007	15 Burton Hills Boulevard
Naugatuck, CT	—	1,200	15,826	199	1,200	16,025	4,382	2011	1980	4 Hazel Avenue
Needham, MA	—	1,610	12,667	—	1,610	12,667	5,960	2002	1994	100 West St.
New Lenox, IL	—	1,225	21,575	—	1,225	21,575	1,067	2019	2007	1023 South Cedar Rd
New Moston, UK	—	1,480	4,378	630	1,639	4,849	991	2013	2010	90a Broadway
Newark, DE	—	560	21,220	2,442	560	23,662	9,189	2004	1998	200 E. Village Rd.
Newcastle Under Lyme, UK	—	1,110	5,655	728	1,230	6,263	1,223	2013	2010	Hempstalls Lane
Newcastle-under-Lyme, UK	—	1,125	5,537	716	1,246	6,132	1,006	2014	1999	Silverdale Road
Newport News, VA	—	839	6,077	6	839	6,083	1,071	2018	1998	12997 Nettles Dr
Norman, OK	—	55	1,484	—	55	1,484	1,000	1995	1995	1701 Alameda Dr.
Norman, OK	—	1,480	33,330	—	1,480	33,330	7,285	2012	1985	800 Canadian Trails Drive
North Augusta, SC	—	332	2,558	—	332	2,558	1,467	1999	1998	105 North Hills Dr.
North Cape May, NJ	—	77	151	4,294	77	4,445	328	2015	1988	610 Town Bank Road
Northampton, UK	—	5,182	17,348	2,420	5,738	19,212	3,900	2013	2011	Cliftonville Road
Northampton, UK	—	2,013	6,257	889	2,230	6,929	1,068	2014	2014	Cliftonville Road
Northbrook, IL	—	1,298	13,337	—	1,298	13,337	866	2018	1999	3240 Milwaukee Avenue
Nuneaton, UK	—	3,325	8,983	1,321	3,682	9,947	1,944	2013	2011	132 Coventry Road
Nuthall, UK	—	1,628	6,263	848	1,803	6,936	1,055	2014	2014	172A Nottingham Road
Nuthall, UK	—	2,498	10,436	1,390	2,767	11,557	2,282	2013	2011	172 Nottingham Road
Oak Lawn, IL	—	2,418	5,426	—	2,418	5,426	350	2018	1977	9401 South Kostner Avenue
Oak Lawn, IL	—	3,876	7,985	—	3,876	7,985	534	2018	1960	6300 W 95th Street
Oakland, CA	—	4,760	16,143	282	4,760	16,425	2,808	2014	2002	468 Perkins Street
Ocala, FL	—	1,340	10,564	105	1,340	10,669	3,369	2008	2009	2650 SE 18TH Avenue
Oklahoma City, OK	—	590	7,513	—	590	7,513	2,589	2007	2008	13200 S. May Ave
Oklahoma City, OK	—	760	7,017	—	760	7,017	2,401	2007	2009	11320 N. Council Road
Oklahoma City, OK	—	—	—	17,862	1,590	16,272	563	2014	2016	2800 SW 131st Street
Olathe, KS	—	1,930	19,765	553	1,930	20,318	2,998	2016	2015	21250 W 151 Street
Omaha, NE	—	370	10,230	—	370	10,230	2,916	2010	1998	11909 Miracle Hills Dr.
Omaha, NE	—	380	8,769	—	380	8,769	2,641	2010	1999	5728 South 108th St.
Ona, WV	—	950	7,460	—	950	7,460	2,049	2015	2007	100 Weatherholt Drive
Oneonta, NY	—	80	5,020	—	80	5,020	1,697	2007	1996	1846 County Highway 48
Orange Park, FL	—	2,201	4,016	—	2,201	4,016	361	2018	1990	570 Wells Road
Orem, UT	—	2,150	24,107	—	2,150	24,107	3,264	2015	2014	250 East Center Street
Osage City, KS	—	50	1,700	142	50	1,842	311	2015	1996	1403 Laing St
Osawatomie, KS	—	130	2,970	136	130	3,106	477	2015	2003	1520 Parker Ave
Ottawa, KS	—	160	6,590	44	160	6,634	928	2015	2007	2250 S Elm St
Overland Park, KS	—	4,500	29,105	38,441	8,230	63,816	19,060	2010	1988	6101 W 119th St

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Overland Park, KS	—	410	2,840	92	410	2,932	469	2015	2004	14430 Metcalf Ave
Overland Park, KS	—	1,300	25,311	677	1,300	25,988	3,760	2016	2015	7600 Antioch Road
Owasso, OK	—	215	1,380	—	215	1,380	866	1996	1996	12807 E. 86th Place N.
Owensboro, KY	—	225	13,275	—	225	13,275	5,736	2005	1964	1205 Leitchfield Rd.
Owenton, KY	—	100	2,400	—	100	2,400	1,206	2005	1979	905 Hwy. 127 N.
Palm Beach Gardens, FL	—	2,082	6,622	—	2,082	6,622	490	2018	1991	11375 Prosperity Farms Road
Palm Coast, FL	—	870	10,957	102	870	11,059	3,352	2008	2010	50 Town Ct.
Palm Desert, CA	—	6,195	8,918	—	6,195	8,918	599	2018	1989	74350 Country Club Drive
Palm Harbor, FL	—	1,306	13,807	—	1,306	13,807	962	2018	1997	2895 Tampa Road
Palm Harbor, FL	—	3,281	22,450	—	3,281	22,450	1,535	2018	1990	2851 Tampa Road
Palos Heights, IL	—	1,225	12,453	—	1,225	12,453	795	2018	1999	7880 West College Drive
Palos Heights, IL	—	3,431	28,803	—	3,431	28,803	1,776	2018	1987	7850 West College Drive
Palos Heights, IL	—	2,590	7,644	—	2,590	7,644	490	2018	1996	11860 Southwest Hwy
Panama City Beach, FL	—	900	6,402	734	900	7,136	1,520	2011	2005	6012 Magnolia Beach Road
Paola, KS	—	190	5,610	59	190	5,669	809	2015	2000	601 N. East Street
Parma, OH	—	960	12,718	—	960	12,718	870	2018	1998	9205 Sprague Road
Parma, OH	—	1,833	10,314	—	1,833	10,314	794	2018	2006	9055 West Sprague Road
Paulsboro, NJ	—	3,264	8,023	—	3,264	8,023	555	2018	1987	550 Jessup Road
Paw Paw, MI	—	—	—	7,289	1,687	5,602	51	2020	2012	677 Hazen
Perrysburg, OH	—	1,456	5,431	—	1,456	5,431	379	2018	1973	10540 Fremont Pike
Perrysburg, OH	—	1,213	7,108	—	1,213	7,108	460	2018	1978	10542 Fremont Pike
Philadelphia, PA	—	2,930	10,433	3,536	2,930	13,969	4,088	2011	1952	1526 Lombard Street
Phillipsburg, NJ	—	800	21,175	238	800	21,413	5,858	2011	1992	290 Red School Lane
Phillipsburg, NJ	—	300	8,114	101	300	8,215	2,249	2011	1905	843 Wilbur Avenue
Pikesville, MD	—	—	2,487	—	—	2,487	151	2018	1998	8911 Reisterstown Road
Pikesville, MD	—	4,247	8,379	—	4,247	8,379	605	2018	1996	8909 Reisterstown Road
Pinehurst, NC	—	290	2,690	521	290	3,211	1,535	2003	1998	17 Regional Dr.
Piqua, OH	—	204	1,885	—	204	1,885	1,114	1997	1997	1744 W. High St.
Piscataway, NJ	—	3,100	33,501	—	3,100	33,501	3,315	2013	2017	10 Sterling Drive
Pittsburgh, PA	—	603	11,354	—	603	11,354	772	2018	1998	1125 Perry Highway
Pittsburgh, PA	—	1,005	15,160	—	1,005	15,160	992	2018	1997	505 Weyman Road
Pittsburgh, PA	—	1,140	3,164	—	1,140	3,164	209	2018	1962	550 South Negley Avenue
Pittsburgh, PA	—	994	3,789	—	994	3,789	356	2018	1986	2170 Rhine Street
Pittsburgh, PA	—	761	4,213	—	761	4,213	267	2018	1965	5609 Fifth Avenue
Pittsburgh, PA	—	1,480	9,712	—	1,480	9,712	718	2018	1986	1105 Perry Highway
Pittsburgh, PA	—	1,139	5,844	—	1,139	5,844	423	2018	1986	1848 Greentree Road
Pittsburgh, PA	—	1,750	8,572	6,320	1,750	14,892	4,061	2005	1998	100 Knoedler Rd.
Plainview, NY	—	3,990	11,969	1,713	3,990	13,682	3,719	2011	1963	150 Sunnyside Blvd
Plano, TX	—	1,840	20,152	560	1,840	20,712	2,802	2016	2016	3325 W Plano Parkway
Plattsmouth, NE	—	250	5,650	—	250	5,650	1,694	2010	1999	1913 E. Highway 34
Poole, UK	—	3,520	17,691	—	3,520	17,691	652	2019	2019	Kingsmill Road
Potomac, MD	—	1,448	14,622	—	1,448	14,622	939	2018	1994	10718 Potomac Tennis Lane
Potomac, MD	—	4,119	14,916	—	4,119	14,916	989	2018	1988	10714 Potomac Tennis Lane
Pottstown, PA	—	984	4,563	—	984	4,563	325	2018	1907	724 North Charlotte Street
Pottsville, PA	—	171	3,559	—	171	3,559	237	2018	1976	420 Pulaski Drive

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Prior Lake, MN	13,320	1,870	29,849	300	1,870	30,149	3,983	2015	2003	4685 Park Nicollet Avenue
Raleigh, NC	—	7,598	88,870	904	7,598	89,774	8,796	2008	2017	4030 Cardinal at North Hills St
Raleigh, NC	—	3,530	59,589	—	3,530	59,589	12,968	2012	2002	5301 Creedmoor Road
Raleigh, NC	—	2,580	16,837	—	2,580	16,837	3,901	2012	1988	7900 Creedmoor Road
Reading, PA	—	980	19,906	140	980	20,046	5,407	2011	1994	5501 Perkiomen Ave
Red Bank, NJ	—	1,050	21,275	1,158	1,050	22,433	5,431	2011	1997	One Hartford Dr.
Redondo Beach, CA	—	—	9,557	711	—	10,268	7,787	2011	1957	514 North Prospect Ave
Reidsville, NC	—	170	3,830	1,383	170	5,213	2,265	2002	1998	2931 Vance St.
Richardson, TX	—	1,468	12,975	—	1,468	12,975	867	2018	1999	410 Buckingham Road
Richmond, IN	—	700	14,222	393	700	14,615	2,142	2016	2015	400 Industries Road
Richmond, VA	—	3,261	17,974	—	3,261	17,974	1,141	2018	1990	1719 Bellevue Avenue
Richmond, VA	—	1,046	8,233	—	1,046	8,233	559	2018	1966	2125 Hilliard Road
Roanoke, VA	—	748	4,483	5	748	4,488	996	2018	1997	4355 Pheasant Ridge Rd
Rockford, MI	—	—	—	15,932	2,386	13,546	85	2020	2014	6070 Northland Dr
Rockville Centre, NY	—	4,290	20,310	1,379	4,290	21,689	5,552	2011	2002	260 Maple Ave
Rockwall, TX	—	2,220	17,650	112	2,220	17,762	2,508	2012	2014	720 E Ralph Hall Parkway
Romeoville, IL	—	1,895	—	—	1,895	—	—	2006	1900	Grand Haven Circle
Roseville, MN	—	2,140	24,679	100	2,140	24,779	3,318	2015	1989	2750 North Victoria Street
Rugeley, UK	—	1,900	10,262	1,306	2,104	11,364	2,351	2013	2010	Horse Fair
Ruston, LA	—	710	9,790	—	710	9,790	2,715	2011	1988	1401 Ezelle St
S Holland, IL	—	1,423	8,907	—	1,423	8,907	609	2018	1997	2045 East 170th Street
Salem, OR	—	449	5,171	1	449	5,172	2,949	1999	1998	1355 Boone Rd. S.E.
Salisbury, NC	—	370	5,697	390	370	6,087	2,700	2003	1997	2201 Statesville Blvd.
San Angelo, TX	—	260	8,800	425	260	9,225	3,797	2004	1997	2695 Valleyview Blvd.
San Angelo, TX	—	1,050	24,689	1,361	1,050	26,050	4,374	2014	1999	6101 Grand Court Road
San Antonio, TX	—	1,499	12,658	—	1,499	12,658	836	2018	2000	15290 Huebner Road
San Antonio, TX	—	—	17,303	—	—	17,303	9,129	2007	2007	8902 Floyd Curl Dr.
San Diego, CA	—	—	22,003	1,845	—	23,848	7,260	2008	1992	555 Washington St.
San Juan Capistrano, CA	—	1,390	6,942	1,506	1,390	8,448	3,880	2000	2001	30311 Camino Capistrano
Sand Springs, OK	—	910	19,654	—	910	19,654	4,376	2012	2002	4402 South 129th Avenue West
Sandusky, MI	—	—	—	7,706	967	6,739	45	2020	2008	70 W. Argyle Ave
Sarasota, FL	—	475	3,175	—	475	3,175	2,064	1996	1995	8450 McIntosh Rd.
Sarasota, FL	—	4,101	11,204	—	4,101	11,204	1,190	2018	1993	5401 Sawyer Road
Sarasota, FL	—	1,370	4,082	—	1,370	4,082	278	2018	1968	3250 12th Street
Sarasota, FL	—	2,792	11,173	—	2,792	11,173	737	2018	1993	5511 Swift Road
Sarasota, FL	—	3,360	19,140	—	3,360	19,140	4,684	2011	2006	6150 Edgelake Drive
Sarasota, FL	—	443	8,892	—	443	8,892	649	2018	1998	5509 Swift Road
Scranton, PA	—	440	17,609	—	440	17,609	3,029	2014	2005	2741 Blvd. Ave
Scranton, PA	—	320	12,144	1	320	12,145	2,082	2014	2013	2751 Boulevard Ave
Seminole, FL	—	1,165	8,975	—	1,165	8,975	634	2018	1998	9300 Antilles Drive
Seven Fields, PA	—	484	4,663	59	484	4,722	2,695	1999	1999	500 Seven Fields Blvd.
Sewell, NJ	—	3,127	14,090	—	3,127	14,090	1,059	2018	2010	378 Fries Mill Road
Shawnee, OK	—	80	1,400	—	80	1,400	903	1996	1995	3947 Kickapoo
Shelbyville, KY	—	630	3,870	630	630	4,500	1,789	2005	1965	1871 Midland Trail
Silver Spring, MD	—	1,469	10,392	—	1,469	10,392	687	2018	1995	2505 Musgrove Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Silver Spring, MD	—	4,678	11,679	—	4,678	11,679	823	2018	1990	2501 Musgrove Road
Silvis, IL	—	880	16,420	139	880	16,559	4,580	2010	2005	1900 10th St.
Sinking Spring, PA	—	1,393	19,842	—	1,393	19,842	1,296	2018	1982	3000 Windmill Road
Sittingbourne, UK	—	1,357	6,539	848	1,503	7,241	1,142	2014	1997	200 London Road
Smithfield, NC	—	290	5,680	508	290	6,188	2,632	2003	1998	830 Berkshire Rd.
Smithfield, NC	—	360	8,216	—	360	8,216	1,408	2014	1999	250 Highway 210 West
South Bend, IN	—	670	17,770	—	670	17,770	3,176	2014	2014	52565 State Road 933
South Point, OH	—	1,135	9,387	—	1,135	9,387	614	2018	1984	7743 County Road 1
Southampton, UK	—	1,519	16,041	1,250	1,627	17,183	1,506	2017	2013	Botley Road, Park Gate
Southbury, CT	—	1,860	23,613	958	1,860	24,571	6,218	2011	2001	655 Main St
Spokane, WA	—	2,649	11,699	—	2,649	11,699	774	2018	1985	6025 North Assembly Street
Springfield, IL	—	990	13,378	1,085	990	14,463	2,536	2014	2013	3089 Old Jacksonville Road
St. Louis, MO	—	1,890	12,390	837	1,890	13,227	3,365	2010	1963	6543 Chippewa St
St. Paul, MN	—	2,100	33,019	100	2,100	33,119	4,396	2015	1996	750 Mississippi River
Stafford, UK	—	2,009	8,238	730	2,152	8,825	1,009	2014	2016	Stone Road
Stamford, UK	—	1,820	3,238	543	2,015	3,586	603	2014	1998	Priory Road
Statesville, NC	—	150	1,447	377	150	1,824	827	2003	1990	2441 E. Broad St.
Statesville, NC	—	310	6,183	164	310	6,347	2,811	2003	1996	2806 Peachtree Place
Statesville, NC	—	140	3,627	53	140	3,680	1,676	2003	1999	2814 Peachtree Rd.
Staunton, VA	—	899	6,391	6	899	6,397	1,153	2018	1999	1410 N Augusta St
Sterling Heights, MI	—	790	10,784	—	790	10,784	718	2018	1996	11095 East Fourteen Mile Road
Sterling Heights, MI	—	1,583	15,634	—	1,583	15,634	1,057	2018	2013	38200 Schoenherr Road
Stillwater, OK	—	80	1,400	—	80	1,400	905	1995	1995	1616 McElroy Rd.
Stratford-upon-Avon, UK	—	790	14,508	1,643	874	16,067	2,370	2015	2012	Scholars Lane
Stroudsburg, PA	—	340	16,313	—	340	16,313	3,143	2014	2011	370 Whitestone Corner Road
Sunbury, PA	—	695	7,244	—	695	7,244	463	2018	1981	800 Court Street Circle
Sunnyvale, CA	—	4,946	22,123	—	4,946	22,123	1,408	2018	1990	1150 Tilton Drive
Superior, WI	—	1,020	13,735	6,159	1,020	19,894	4,005	2009	2010	1915 North 34th Street
Tacoma, WA	—	2,522	8,573	—	2,522	8,573	558	2018	1984	5601 South Orchard Southtreet
Tampa, FL	—	1,315	6,911	—	1,315	6,911	531	2018	1999	14950 Casey Road
Terre Haute, IN	—	1,370	18,016	—	1,370	18,016	2,990	2015	2015	395 8th Avenue
Texarkana, TX	—	192	1,403	—	192	1,403	880	1996	1996	4204 Moores Lane
The Villages, FL	—	1,035	7,446	—	1,035	7,446	1,551	2013	2014	2450 Parr Drive
Thomasville, GA	—	530	12,520	1,347	530	13,867	2,766	2011	2006	423 Covington Avenue
Three Rivers, MI	—	1,255	2,760	—	1,255	2,760	241	2018	1976	517 South Erie Southtreet
Tomball, TX	—	1,050	13,300	840	1,050	14,140	3,538	2011	2001	1221 Graham Dr
Toms River, NJ	—	3,466	23,311	—	3,466	23,311	1,742	2019	2006	1657 Silverton Rd
Tonganoxie, KS	—	310	3,690	76	310	3,766	593	2015	2009	120 W 8th St
Topeka, KS	—	260	12,712	—	260	12,712	2,923	2012	2011	1931 Southwest Arvonia Place
Towson, MD	—	1,715	13,111	—	1,715	13,111	865	2018	2000	8101 Bellona Avenue
Towson, MD	—	3,100	6,465	—	3,100	6,465	408	2018	1960	509 East Joppa Road
Towson, MD	—	4,527	3,126	—	4,527	3,126	249	2018	1970	7001 North Charles Street
Troy, MI	—	1,381	24,445	—	1,381	24,445	1,543	2018	2006	925 West South Boulevard
Troy, OH	—	200	2,000	4,254	200	6,254	2,513	1997	1997	81 S. Stanfield Rd.
Trumbull, CT	—	4,440	43,384	—	4,440	43,384	11,166	2011	2001	6949 Main Street

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Tulsa, OK	—	1,390	7,110	1,102	1,390	8,212	2,542	2010	1998	7220 S. Yale Ave.
Tulsa, OK	—	1,320	10,087	—	1,320	10,087	2,417	2011	2012	7902 South Mingo Road East
Tulsa, OK	—	1,100	27,007	2,233	1,100	29,240	3,182	2015	2017	18001 East 51st Street
Tulsa, OK	12,935	1,752	28,421	—	1,752	28,421	2,830	2017	2014	701 W 71st Street South
Tulsa, OK	—	890	9,410	—	890	9,410	836	2017	2009	7210 South Yale Avenue
Tustin, CA	—	840	15,299	537	840	15,836	4,448	2011	1965	240 East 3rd St
Twinsburg, OH	—	1,446	5,919	—	1,446	5,919	432	2018	2014	8551 Darrow Road
Union, KY	—	—	—	33,617	2,242	31,375	558	2018	2020	9255 US-42
Union, SC	—	1,932	2,372	—	1,932	2,372	242	2018	1981	709 Rice Avenue
Valparaiso, IN	—	112	2,558	—	112	2,558	1,326	2001	1998	2601 Valparaiso St.
Valparaiso, IN	—	108	2,962	—	108	2,962	1,519	2001	1999	2501 Valparaiso St.
Vancouver, WA	—	2,503	28,393	—	2,503	28,393	1,777	2018	2011	2811 N.E. 139th Street
Venice, FL	—	1,150	10,674	111	1,150	10,785	3,324	2008	2009	1600 Center Rd.
Venice, FL	—	2,246	10,094	—	2,246	10,094	710	2018	1997	1450 East Venice Avenue
Vero Beach, FL	—	263	3,187	—	263	3,187	1,626	2001	1999	420 4th Ct.
Vero Beach, FL	—	297	3,263	—	297	3,263	1,673	2001	1996	410 4th Ct.
Virginia Beach, VA	—	1,540	22,593	—	1,540	22,593	3,925	2014	1993	5520 Indian River Rd
Voorhees, NJ	—	1,800	37,299	671	1,800	37,970	10,209	2011	1965	2601 Evesham Road
Voorhees, NJ	—	3,100	25,950	26	3,100	25,976	6,004	2011	2013	113 South Route 73
Voorhees, NJ	—	2,193	6,990	—	2,193	6,990	511	2018	2006	1086 Dumont Circle
W Palm Beach, FL	—	1,175	8,294	—	1,175	8,294	595	2018	1996	2330 Village Boulevard
W Palm Beach, FL	—	1,921	5,731	—	1,921	5,731	397	2018	1996	2300 Village Boulevard
Wabash, IN	—	670	14,588	1	670	14,589	2,713	2014	2013	20 John Kissinger Drive
Waconia, MN	—	890	14,726	4,495	890	19,221	4,592	2011	2005	500 Cherry Street
Wake Forest, NC	—	200	3,003	2,084	200	5,087	2,531	1998	1999	611 S. Brooks St.
Wallingford, PA	—	1,356	6,487	—	1,356	6,487	483	2018	1930	115 South Providence Road
Walnut Creek, CA	—	4,358	18,407	—	4,358	18,407	1,202	2018	1997	1975 Tice Valley Boulevard
Walnut Creek, CA	—	5,394	39,084	—	5,394	39,084	2,426	2018	1990	1226 Rossmoor Parkway
Walsall, UK	—	1,184	8,562	1,047	1,312	9,481	1,481	2015	2015	Little Aston Road
Wamego, KS	—	40	2,510	57	40	2,567	372	2015	1996	1607 4th St
Wareham, MA	—	875	10,313	1,701	875	12,014	6,070	2002	1989	50 Indian Neck Rd.
Warren, NJ	—	2,000	30,810	1,337	2,000	32,147	7,798	2011	1999	274 King George Rd
Waterloo, IA	—	605	3,030	—	605	3,030	218	2018	1964	201 West Ridgeway Avenue
Wayne, NJ	—	1,427	15,674	—	1,427	15,674	1,301	2018	1998	800 Hamburg Turnpike
Wellingborough, UK	—	1,480	5,724	774	1,639	6,339	1,102	2015	2015	159 Northampton
West Bend, WI	—	620	17,790	38	620	17,828	4,256	2010	2011	2130 Continental Dr
West Des Moines, IA	—	828	5,103	—	828	5,103	372	2018	2006	5010 Grand Ridge Drive
West Milford, NJ	—	1,960	24,614	—	1,960	24,614	1,406	2019	2000	197 Cahill Cross Road
West Orange, NJ	—	1,347	19,389	—	1,347	19,389	1,507	2018	1998	510 Prospect Avenue
West Reading, PA	—	890	12,118	—	890	12,118	749	2018	1975	425 Buttonwood Street
Westerville, OH	—	740	8,287	4,146	740	12,433	10,835	1998	2001	690 Cooper Rd.
Westerville, OH	—	—	—	25,574	2,566	23,008	194	2017	2020	702 Polaris Parkway
Westerville, OH	—	1,420	5,371	—	1,420	5,371	369	2018	1982	1060 Eastwind Drive
Westerville, OH	—	1,582	10,279	—	1,582	10,279	719	2018	1980	215 Huber Village Boulevard
Westfield, IN	—	890	15,964	1	890	15,965	2,943	2014	2013	937 E. 186th Street

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Westlake, OH	—	855	11,963	—	855	11,963	805	2018	1997	28400 Center Ridge Road
Weston Super Mare, UK	—	2,517	7,054	1,028	2,787	7,812	1,535	2013	2011	141b Milton Road
Wheaton, MD	—	3,864	3,788	—	3,864	3,788	270	2018	1961	11901 Georgia Avenue
Whippany, NJ	—	1,571	14,977	—	1,571	14,977	1,014	2018	2000	18 Eden Lane
Whitehall, MI	—	—	—	8,434	1,645	6,789	54	2020	2012	6827 Whitehall Rd
Wichita, KS	—	1,400	11,000	—	1,400	11,000	5,732	2006	1997	505 North Maize Road
Wichita, KS	—	860	8,873	—	860	8,873	2,323	2011	2012	10604 E 13th Street North
Wichita, KS	12,300	630	19,747	—	630	19,747	4,352	2012	2009	2050 North Webb Road
Wichita, KS	—	260	2,240	129	260	2,369	346	2015	1992	900 N Bayshore Dr
Wichita, KS	—	900	10,134	—	900	10,134	2,504	2011	2012	10600 E 13th Street North
Wilkes-Barre, PA	—	570	2,301	686	570	2,987	1,035	2011	1992	300 Courtright Street
Wilkes-Barre, PA	—	753	3,456	—	753	3,456	272	2018	1970	1548 Sans Souci Parkway
Williamsburg, VA	—	1,187	5,728	6	1,187	5,734	1,069	2018	2000	1811 Jamestown Rd
Williamsport, PA	—	919	6,924	—	919	6,924	468	2018	1976	300 Leader Drive
Williamsport, PA	—	780	1,898	—	780	1,898	170	2018	1972	101 Leader Drive
Williamstown, KY	—	70	6,430	—	70	6,430	2,797	2005	1987	201 Kimberly Lane
Willoughby, OH	—	1,774	8,653	—	1,774	8,653	592	2018	1974	37603 Euclid Avenue
Wilmington, DE	—	800	9,494	114	800	9,608	2,769	2011	1970	810 S Broom Street
Wilmington, DE	—	1,376	13,450	—	1,376	13,450	892	2018	1998	700 1/2 Foulk Road
Wilmington, DE	—	2,843	36,948	—	2,843	36,948	2,356	2018	1988	5651 Limestone Road
Wilmington, DE	—	2,266	9,500	—	2,266	9,500	647	2018	1984	700 Foulk Road
Wilmington, NC	—	210	2,991	—	210	2,991	1,701	1999	1999	3501 Converse Dr.
Wilmington, NC	—	400	15,355	—	400	15,355	2,759	2014	2012	3828 Independence Blvd
Windsor, VA	—	1,148	6,514	7	1,148	6,521	1,213	2018	1999	23352 Courthouse Hwy
Winston-Salem, NC	—	360	2,514	509	360	3,023	1,406	2003	1996	2980 Reynolda Rd.
Winter Garden, FL	—	1,110	7,937	—	1,110	7,937	1,855	2012	2013	720 Roper Road
Winter Springs, FL	—	1,152	14,822	—	1,152	14,822	972	2018	1999	1057 Willa Springs Drive
Witherwack, UK	—	944	6,915	844	1,045	7,658	1,506	2013	2009	Whitchurch Road
Wolverhampton, UK	—	1,573	6,678	886	1,742	7,395	1,467	2013	2011	378 Prestonwood Road
Woodbury, MN	—	1,317	20,935	298	1,317	21,233	2,275	2017	2015	2195 Century Avenue South
Woodstock, VA	—	594	5,108	5	594	5,113	850	2018	2001	803 S Main St
Worcester, MA	—	3,500	54,099	—	3,500	54,099	15,931	2007	2009	101 Barry Road
Worcester, MA	—	2,300	9,060	6,000	2,300	15,060	5,708	2008	1993	378 Plantation St.
Yardley, PA	—	773	14,914	—	773	14,914	1,035	2018	1995	493 Stony Hill Road
Yardley, PA	—	1,561	9,439	—	1,561	9,439	779	2018	1990	1480 Oxford Valley Road
Yeadon, PA	—	1,075	10,690	—	1,075	10,690	681	2018	1963	14 Lincoln Avenue
York, PA	—	976	9,354	—	976	9,354	631	2018	1972	200 Pauline Drive
York, PA	—	1,050	4,210	—	1,050	4,210	336	2018	1983	2400 Kingston Court
York, PA	—	1,121	7,584	—	1,121	7,584	546	2018	1979	1770 Barley Road
York, UK	—	2,961	8,266	1,206	3,279	9,154	1,509	2014	2006	Rosetta Way, Boroughbridge Road
Youngsville, NC	—	380	10,689	—	380	10,689	1,870	2014	2013	100 Sunset Drive
Zephyrhills, FL	—	2,131	6,669	—	2,131	6,669	505	2018	1987	38220 Henry Drive
Zionsville, IN	—	1,610	22,400	1,691	1,610	24,091	6,410	2010	2009	11755 N Michigan Rd
Triple-net Total	$123,652	$905,073	$7,397,004	$596,731	$957,163	$7,941,645	$1,432,228

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Addison, IL	$5,455	$102	$18,842	$137	$102	$18,979	$1,151	2018	2012	303 West Lake Street
Agawam, MA	—	1,072	5,164	4	1,072	5,168	296	2019	2005	230-232 Main Street
Allen, TX	—	726	14,196	1,402	726	15,598	5,901	2012	2006	1105 N Central Expressway
Alpharetta, GA	—	1,862	—	—	1,862	—	—	2011	1900	940 North Point Parkway
Alpharetta, GA	—	773	18,902	642	773	19,544	7,940	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	—	1,769	36,152	460	1,769	36,612	16,249	2011	1999	3400-C Old Milton Parkway
Alpharetta, GA	—	476	14,694	323	476	15,017	6,282	2011	2003	11975 Morris Road
Alpharetta, GA	—	548	17,103	826	548	17,929	7,230	2011	2007	3300 Old Milton Parkway
Appleton, WI	6,897	1,881	8,866	7	1,881	8,873	399	2019	2004	5320 W Michael Drive
Appleton, WI	12,112	3,782	20,440	15	3,782	20,455	888	2019	2005	2323 N Casaloma Drive
Arcadia, CA	—	5,408	23,219	5,506	5,618	28,515	12,940	2006	1984	301 W. Huntington Drive
Arlington, TX	—	82	18,243	572	82	18,815	5,040	2012	2012	902 W. Randol Mill Road
Arlington Heights, IL	—	1,233	2,826	623	1,233	3,449	243	2020	1997	1632 W. Central Road
Atlanta, GA	—	1,947	24,248	2,465	2,172	26,488	9,774	2012	1984	975 Johnson Ferry Road
Atlanta, GA	—	—	43,425	1,841	—	45,266	15,310	2012	2006	5670 Peachtree-Dunwoody Road
Atlanta, GA	—	4,931	18,720	7,261	5,387	25,525	13,575	2006	1991	755 Mt. Vernon Hwy.
Austin, TX	—	1,066	10,112	—	1,066	10,112	1,354	2017	2017	5301-B Davis Lane
Austin, TX	—	1,688	6,784	—	1,688	6,784	613	2019	2015	5301-A Davis Lane
Baltimore, MD	—	4,490	31,222	22	4,490	31,244	1,169	2019	2014	1420 Key Highway
Bellaire, TX	—	5,572	72,478	6	5,572	72,484	3,576	2019	2007	5410 - 5420 WEST LOOP SOUTH
Bellevue, NE	—	—	16,680	10	—	16,690	6,415	2010	2010	2510 Bellevue Medical Center Drive
Bend, OR	—	16,516	30,338	3	16,516	30,341	2,248	2019	2001	1501 Northeast Medical Center Drive
Berkeley Heights, NJ	—	49,555	92,806	—	49,555	92,806	4,457	2019	1978	1 Diamond Hill Road
Beverly Hills, CA	—	20,766	40,730	3,508	20,766	44,238	9,079	2015	1946	9675 Brighton Way
Beverly Hills, CA	—	18,863	1,192	481	18,885	1,651	860	2015	1955	415 North Bedford
Beverly Hills, CA	—	19,863	31,690	1,996	19,863	33,686	6,519	2015	1946	416 North Bedford
Beverly Hills, CA	33,729	32,603	28,639	1,182	32,603	29,821	7,056	2015	1950	435 North Bedford
Beverly Hills, CA	78,272	52,772	87,366	2,111	52,764	89,485	16,264	2015	1989	436 North Bedford
Boca Raton, FL	—	109	34,002	4,320	214	38,217	16,237	2006	1995	9970 S. Central Park Blvd.
Boca Raton, FL	—	31	12,312	497	251	12,589	4,486	2012	1993	9960 S. Central Park Boulevard
Bridgeton, MO	—	450	21,221	1,917	450	23,138	8,603	2010	2006	12266 DePaul Dr
Bridgeton, MO	—	1,701	6,228	254	1,501	6,682	1,370	2017	2008	3440 De Paul Ln.
Burleson, TX	—	10	12,611	933	10	13,544	5,196	2011	2007	12001 South Freeway
Burnsville, MN	—	—	31,596	2,272	—	33,868	10,455	2013	2014	14101 Fairview Dr
Cary, NC	—	2,816	11,146	349	2,816	11,495	1,268	2019	2007	540 Waverly Place
Cedar Park, TX	—	132	23,753	6,338	132	30,091	5,076	2017	2014	1401 Medical Parkway, Building 2
Chapel Hill, NC	—	488	2,390	1	488	2,391	165	2019	2010	100 Perkins Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Chapel Hill, NC	5,050	1,970	8,874	84	1,970	8,958	819	2018	2007	6011 Farrington Road
Chapel Hill, NC	5,050	1,970	8,925	5	1,970	8,930	924	2018	2007	6013 Farrington Road
Chapel Hill, NC	14,356	5,681	25,035	15	5,681	25,050	2,386	2018	2006	2226 North Carolina Highway 54
Charlotte, NC	—	10	24,796	86	10	24,882	2,652	2019	1971	1900 Randolph Road
Charlotte, NC	—	30	61,799	3,036	30	64,835	6,134	2019	1994	1918 Randolph Road
Charlotte, NC	—	40	40,606	1,259	40	41,865	3,884	2019	1989	1718 East Fourth Street
Charlotte, NC	—	1,746	8,645	609	1,746	9,254	1,197	2019	1998	309 South Sharon Amity Road
Chicopee, MA	—	6,078	15,842	102	6,078	15,944	973	2019	2005	444 Montgomery Street
Chula Vista, CA	—	1,045	22,252	372	1,045	22,624	2,201	2019	1973	480 4th Avenue
Chula Vista, CA	—	826	5,557	368	826	5,925	590	2019	1985	450 4th Avenue
Chula Vista, CA	—	1,114	15,459	1	1,114	15,460	965	2019	2008	971 Lane Ave
Chula Vista, CA	—	1,075	7,165	1	1,075	7,166	452	2019	2006	959 Lane Ave
Cincinnati, OH	—	537	10,122	187	537	10,309	1,039	2019	2001	4850 Red Bank Expressway
Cincinnati, OH	—	—	17,880	287	2	18,165	4,948	2012	2013	3301 Mercy Health Boulevard
Clarkson Valley, MO	—	—	35,592	—	—	35,592	15,581	2009	2010	15945 Clayton Rd
Clear Lake, TX	—	—	13,882	20	2,319	11,583	1,835	2013	2014	1010 South Ponds Drive
Clyde, NC	—	1,433	22,062	2	1,433	22,064	1,087	2019	2012	581 Leroy George Drive
Columbia, MO	—	438	12,949	58	438	13,007	1,536	2019	1994	1601 E. Broadway
Columbia, MO	—	488	16,033	524	488	16,557	1,702	2019	1999	1605 E. Broadway
Columbia, MO	—	199	23,403	14	199	23,417	2,095	2019	2007	1705 E. Broadway
Columbia, MD	—	23	33,885	3,227	9,353	27,782	10,012	2015	1982	5450 & 5500 Knoll N Dr.
Columbia, MD	—	2,333	19,232	1,884	2,333	21,116	6,749	2012	2002	10700 Charter Drive
Columbia, MD	—	12,159	72,636	595	12,159	73,231	6,135	2018	2009	10710 Charter Drive
Coon Rapids, MN	—	—	26,679	1,320	—	27,999	7,677	2013	2014	11850 Blackfoot Street NW
Costa Mesa, CA	20,411	22,033	24,332	1,087	22,033	25,419	5,963	2017	2007	1640 Newport Boulevard
Dade City, FL	—	1,211	5,511	—	1,211	5,511	1,873	2011	1998	13413 US Hwy 301
Dallas, TX	—	122	15,418	10	122	15,428	2,914	2013	2014	8196 Walnut Hill Lane
Dallas, TX	—	6,086	18,007	3,581	6,542	21,132	2,397	2018	2010	10740 North Central Expressway
Deerfield Beach, FL	—	2,408	7,809	793	2,540	8,470	3,859	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	—	1,882	34,767	1,889	2,449	36,089	19,241	2006	1985	5130-5150 Linton Blvd.
Dunkirk, MD	—	259	2,458	33	259	2,491	321	2019	1997	10845 Town Center Blvd
Durham, NC	—	1,403	25,163	2	1,403	25,165	1,493	2019	2000	120 William Penn Plaza
Durham, NC	—	1,751	44,425	3	1,751	44,428	2,166	2019	2004	3916 Ben Fanklin Boulevard
El Paso, TX	—	677	17,075	1,633	677	18,708	9,338	2006	1997	2400 Trawood Dr.
Elgin, IL	—	1,634	9,443	1,355	1,634	10,798	558	2020	2004	745 Fletcher Drive
Elmhurst, IL	—	41	39,562	259	41	39,821	3,245	2018	2011	133 E Brush Hill Road
Elyria, OH	—	3,263	28,176	3	3,263	28,179	1,772	2019	2008	303 Chestnut Commons Drive
Escondido, CA	—	2,278	20,967	2	2,278	20,969	1,449	2019	1994	225 East 2nd Avenue
Everett, WA	—	4,842	26,010	64	4,842	26,074	9,697	2010	2011	13020 Meridian Ave. S.
Fenton, MO	—	958	27,461	132	958	27,593	9,230	2013	2009	1011 Bowles Avenue
Fenton, MO	—	369	13,911	198	369	14,109	3,931	2013	2009	1055 Bowles Avenue
Florham Park, NJ	—	8,578	61,779	—	8,578	61,779	5,858	2017	2017	150 Park Avenue
Flower Mound, TX	—	4,620	—	—	4,620	—	—	2014	1900	Medical Arts Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Flower Mound, TX	—	737	9,276	429	737	9,705	2,336	2015	2014	2560 Central Park Avenue
Flower Mound, TX	—	4,164	27,027	1,414	4,164	28,441	7,366	2014	2012	4370 Medical Arts Drive
Fort Washington, PA	—	2,015	16,104	2,040	2,015	18,144	731	2020	1980	467 Pennsylvania Avenue
Fort Worth, TX	—	401	5,266	2,752	2,805	5,614	1,800	2014	2007	7200 Oakmont Boulevard
Fort Worth, TX	—	462	26,020	205	462	26,225	7,049	2012	2012	10840 Texas Health Trail
Frederick, MD	—	1,065	7,430	—	1,065	7,430	721	2019	1979	194 Thomas Johnson Drive
Frederick, MD	—	1,930	18,748	195	1,930	18,943	1,822	2019	2006	45 Thomas Johnson Drive
Fresno, CA	—	1,497	12,669	8	1,497	12,677	601	2019	2004	1105 E Spruce Ave
Frisco, TX	—	—	18,635	235	—	18,870	7,881	2007	2004	4401 Coit Road
Frisco, TX	—	—	15,309	2,588	—	17,897	7,619	2007	2004	4461 Coit Road
Gardendale, AL	4,184	1,150	8,162	231	1,150	8,393	880	2018	2005	2217 Decatur Highway
Garland, TX	—	4,952	32,718	—	4,952	32,718	2,392	2019	2018	7217 Telecome Parkway
Gastonia, NC	—	569	1,092	615	569	1,707	70	2019	2000	934 Cox Road
Gig Harbor, WA	—	80	30,810	1,332	80	32,142	6,057	2010	2009	11511 Canterwood Blvd. NW
Glendale, CA	—	70	44,354	163	70	44,517	2,749	2019	2008	1500 E Chevy Chase Drive
Gloucester, VA	—	2,128	9,169	40	2,128	9,209	947	2018	2008	5659 Parkway Drive
Grand Prairie, TX	—	981	6,086	—	981	6,086	2,702	2012	2009	2740 N State Hwy 360
Grapevine, TX	—	—	5,943	4,778	2,081	8,640	2,405	2014	2002	2040 W State Hwy 114
Grapevine, TX	—	3,365	15,669	3,089	3,365	18,758	5,311	2014	2002	2020 W State Hwy 114
Greenville, SC	—	1,567	5,167	585	1,790	5,529	1,192	2019	1987	10 Enterprise Boulevard
Harrisburg, NC	—	1,347	3,059	—	1,347	3,059	395	2019	2012	9550 Rocky River Road
Hattiesburg, MS	17,633	3,155	34,710	23	3,155	34,733	1,472	2019	2012	3688 Veterans Memorial Drive
Haymarket, VA	—	1,250	29,254	57	1,250	29,311	1,962	2019	2008	15195 Heathcote Blvd
Henderson, NV	—	2,587	5,654	1	2,587	5,655	381	2019	2002	2825 Siena Heights Drive
Henderson, NV	—	7,372	24,027	42	7,372	24,069	1,953	2019	2005	2845 Siena Heights Drive
Henderson, NV	—	5,492	18,718	214	5,492	18,932	1,303	2019	2005	2865 Siena Heights Drive
Highland, IL	—	—	8,834	51	—	8,885	2,197	2012	2013	12860 Troxler Avenue
Hopewell Junction, NY	—	2,164	5,333	9	2,164	5,342	230	2019	1999	10 Cranberry Drive
Hopewell Junction, NY	—	2,316	5,332	5	2,316	5,337	209	2019	2015	1955 NY-52
Houston, TX	—	9,943	—	—	9,943	—	9	2011	1900	F.M. 1960 & Northgate Forest Dr.
Houston, TX	—	2,988	18,018	365	2,988	18,383	499	2016	2019	13105 Wortham Center Drive
Houston, TX	—	5,837	33,109	1,370	5,837	34,479	14,193	2012	2005	15655 Cypress Woods Medical Dr.
Houston, TX	—	3,688	13,313	132	3,688	13,445	4,530	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	—	1,099	1,604	81,406	12,815	71,294	19,648	2012	1998	2727 W Holcombe Boulevard
Houston, TX	3,644	377	13,660	583	377	14,243	1,494	2018	2011	20207 Chasewood Park Drive
Houston, TX	—	—	—	10,607	2,338	8,269	—	2020	2013	11476 Space Center Blvd
Howell, MI	—	2,000	13,928	805	2,000	14,733	2,146	2016	2017	1225 South Latson Road
Humble, TX	—	—	9,941	—	1,702	8,239	1,270	2013	2014	8233 N. Sam Houston Parkway E.
Huntersville, NC	—	—	42,143	60	—	42,203	3,328	2019	2004	10030 Gilead Road
Independence, MO	—	762	3,480	333	762	3,813	158	2020	2007	19401 East 37th Terrace Court South
Jackson, MI	—	668	17,294	—	668	17,294	5,519	2013	2009	1201 E Michigan Avenue
Jacksonville, FL	—	3,562	27,249	56	3,562	27,305	2,171	2019	2006	10475 Centurion Parkway North
Jacksonville, FL	—	1,113	10,970	1,082	1,113	12,052	539	2020	2000	5742 Booth Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Jefferson City, TN	—	109	16,453	3	109	16,456	1,366	2019	2001	120 Hospital Drive
Jonesboro, GA	—	567	16,329	1	567	16,330	1,304	2019	2009	7813 Spivey Station Boulevard
Jonesboro, GA	—	627	16,554	70	627	16,624	1,224	2019	2007	7823 Spivey Station Boulevard
Jupiter, FL	—	2,252	11,415	4,992	2,639	16,020	6,960	2006	2001	550 Heritage Dr.
Jupiter, FL	—	2,825	5,858	1,367	3,036	7,014	3,555	2007	2004	600 Heritage Dr.
Katy, TX	—	—	11,530	—	—	11,530	145	2019	2020	0 Grand Parkway & Morton Ranch Road
Katy, TX	—	2,025	7,557	1,255	2,025	8,812	325	2020	2016	21502 Merchants Way
Katy, TX	—	3,699	12,701	1,668	3,699	14,369	961	2020	2006	1331 West Grand Parkway North
Knoxville, TN	—	199	45,961	3	199	45,964	2,713	2019	2012	1926 Alcoa Highway
La Jolla, CA	—	12,855	32,658	1,932	12,869	34,576	8,509	2015	1989	4150 Regents Park Row
La Jolla, CA	—	9,425	26,525	627	9,440	27,137	5,951	2015	1988	4120 & 4130 La Jolla Village Drive
Lacey, WA	6,402	1,751	10,345	—	1,751	10,345	1,061	2018	1971	2555 Marvin Road Northeast
Lake St Louis, MO	—	240	14,249	337	240	14,586	5,879	2010	2008	400 Medical Dr
Lakeway, TX	—	2,801	—	—	2,801	—	—	2007	1900	Lohmans Crossing Road
Las Vegas, NV	—	433	4,928	—	433	4,928	2,222	2007	1997	1776 E. Warm Springs Rd.
Las Vegas, NV	—	2,319	4,612	1,602	2,319	6,214	3,160	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	—	4,180	20,064	2,913	4,180	22,977	823	2020	2017	9880 West Flamingo Road
Las Vegas, NV	—	5,864	22,502	3,070	5,864	25,572	858	2020	2017	4980 West Sahara Ave
Little Rock, AR	—	3,021	16,058	5,944	3,021	22,002	1,091	2019	2014	6119 Midtown Avenue
Los Alamitos, CA	—	39	18,340	24	39	18,364	7,584	2007	2003	3771 Katella Ave.
Lowell, MA	—	3,016	9,663	—	3,016	9,663	303	2011	2020	839 Merrimack Street
Loxahatchee, FL	—	1,637	5,048	1,324	1,719	6,290	3,141	2006	1997	12977 Southern Blvd.
Loxahatchee, FL	—	1,340	6,509	1,526	1,440	7,935	3,801	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	—	1,553	4,694	1,938	1,650	6,535	3,171	2006	1994	12983 Southern Blvd.
Lubbock, TX	42,233	2,286	72,893	46	2,286	72,939	2,457	2019	2006	4515 Marsha Sharp Freeway
Lynbrook, NY	26,580	10,028	37,319	1,069	10,028	38,388	3,297	2018	1962	444 Merrick Road
Madison, WI	—	3,670	28,329	55	3,670	28,384	1,679	2019	2012	1102 South Park Street
Margate, FL	—	219	9,293	3	219	9,296	992	2019	2004	2960 N. State Rd 7
Marietta, GA	—	2,682	20,053	1,516	2,703	21,548	4,727	2016	2016	4800 Olde Towne Parkway
Mars, PA	—	1,925	8,307	1,132	1,925	9,439	492	2020	2006	6998 Crider Road
Matthews, NC	—	10	32,741	571	10	33,312	2,528	2019	1994	1450 Matthews Township Parkway
Menasha, WI	—	1,374	13,861	2,967	1,345	16,857	3,578	2016	1994	1550 Midway Place
Merced, CA	—	—	13,772	1,164	—	14,936	6,008	2009	2010	315 Mercy Ave.
Meridian, ID	—	3,206	27,107	18	3,206	27,125	1,588	2019	2009	3277 E Louise Drive
Mesa, AZ	—	3,158	5,588	1,122	3,158	6,710	218	2020	2016	1910 S. Gilbert Road
Mesa, AZ	—	3,889	5,816	1,257	3,889	7,073	247	2020	2016	1833 N. Power Road
Mission Hills, CA	22,797	—	42,276	6,914	4,791	44,399	12,014	2014	1986	11550 Indian Hills Road
Missouri City, TX	—	1,360	7,143	—	1,360	7,143	774	2015	2016	7010 Highway 6
Mobile, AL	15,447	2,759	25,180	13	2,759	25,193	1,980	2018	2003	6144 Airport Boulevard
Monroeville, PA	—	1,544	10,012	1,075	1,544	11,087	721	2020	1979	2550 Mosside Blvd
Moorestown, NJ	—	6	50,896	918	362	51,458	16,887	2011	2012	401 Young Avenue
Mount Juliet, TN	—	1,566	11,697	1,878	1,601	13,540	6,467	2007	2005	5002 Crossings Circle
Mount Kisco, NY	—	12,632	51,220	38	12,632	51,258	1,877	2019	1996	90 - 110 South Bedford Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Mount Vernon, IL	—	—	24,892	144	—	25,036	8,362	2011	2012	2 Good Samaritan Way
Murrieta, CA	—	3,800	—	—	3,800	—	—	2014	1900	28078 Baxter Rd.
Murrieta, CA	—	—	47,190	301	—	47,491	22,793	2010	2011	28078 Baxter Rd.
Myrtle Beach, SC	—	1,357	3,658	72	1,357	3,730	850	2019	1996	8170 Rourk Street
Nampa, ID	15,675	3,439	21,566	15	3,439	21,581	832	2019	2017	1510 12th Avenue
Newburgh, NY	—	9,213	32,354	25	9,213	32,379	1,041	2019	2015	1200 NY-300
Newburyport, MA	—	3,104	19,370	74	3,104	19,444	1,502	2019	2008	One Wallace Bashaw Jr. Way
Niagara Falls, NY	—	1,433	10,891	545	1,721	11,148	6,612	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	—	454	8,362	310	454	8,672	3,934	2007	2004	6930 Williams Rd
Norfolk, VA	—	1,138	26,989	—	1,138	26,989	2,342	2019	2014	155 Kingsley Lane
North Canton, OH	12,967	2,518	24,452	17	2,518	24,469	869	2019	2014	7442 Frank Avenue
North Easton, MA	—	2,336	19,876	13	2,336	19,889	966	2019	2007	15 Roche Brothers Way
North Easton, MA	—	2,882	15,999	12	2,882	16,011	752	2019	2008	31 Roche Brothers Way
Norwood, OH	—	1,017	6,638	29	1,017	6,667	513	2019	2006	4685 Forest Avenue
Novi, MI	—	895	36,944	16	895	36,960	2,681	2019	2008	26750 Providence Parkway
Oklahoma City, OK	—	216	18,762	187	216	18,949	5,982	2013	2008	535 NW 9th Street
Oxford, NC	—	478	4,971	—	478	4,971	339	2019	2011	107 East McClanahan Street
Pasadena, TX	—	1,700	8,009	158	1,700	8,167	1,532	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	—	1,500	11,253	6	1,500	11,259	2,021	2012	2013	2515 Business Center Drive
Pearland, TX	—	9,594	32,753	191	9,807	32,731	7,497	2014	2013	11511 Shadow Creek Parkway
Phoenix, AZ	—	199	3,853	131	199	3,984	349	2019	1980	9225 N 3rd Street
Phoenix, AZ	—	109	2,207	65	109	2,272	219	2019	1986	9327 North 3rd Street
Phoenix, AZ	—	229	5,867	21	229	5,888	653	2019	1994	9100 N 2nd Street
Phoenix, AZ	—	1,149	48,018	12,830	1,149	60,848	29,815	2006	1998	2222 E. Highland Ave.
Plano, TX	—	793	83,209	5,220	793	88,429	26,476	2012	2005	6020 West Parker Road
Plantation, FL	—	8,563	10,666	6,012	8,575	16,666	9,013	2006	1997	851-865 SW 78th Ave.
Port Orchard, WA	9,767	2,810	22,716	102	2,810	22,818	1,958	2018	1995	450 South Kitsap Boulevard
Porter, TX	—	3,746	15,119	—	3,746	15,119	346	2018	2019	25553 US Highway 59
Poughkeepsie, NY	—	2,144	36,880	252	2,144	37,132	1,178	2019	2008	2507 South Road
Poughkeepsie, NY	—	4,035	30,459	21	4,035	30,480	872	2019	2010	30 Columbia Street
Poughkeepsie, NY	—	6,513	27,863	21	6,513	27,884	901	2019	2006	600 Westage Drive
Poughkeepsie, NY	18,770	5,128	20,769	15	5,128	20,784	686	2019	2012	1910 South Road
Prince Frederick, MD	—	229	26,889	34	229	26,923	1,798	2019	2009	130 Hospital Road
Prince Frederick, MD	—	179	12,801	259	179	13,060	1,031	2019	1991	110 Hospital Road
Rancho Mirage, CA	—	7,292	15,141	14	7,292	15,155	828	2019	2005	72780 Country Club Drive
Redmond, WA	—	5,015	26,697	1,080	5,015	27,777	10,609	2010	2011	18100 NE Union Hill Rd.
Richmond, TX	—	2,000	9,118	4	2,000	9,122	1,084	2015	2016	22121 FM 1093 Road
Richmond, VA	—	2,969	26,697	1,482	3,090	28,058	10,687	2012	2008	7001 Forest Avenue
Rockwall, TX	—	132	17,197	448	132	17,645	5,281	2012	2008	3142 Horizon Road
Rolla, MO	—	1,931	47,639	1	1,931	47,640	16,641	2011	2009	1605 Martin Spring Drive
Rome, GA	—	99	29,597	725	99	30,322	3,235	2019	2005	330 Turner McCall Boulevard
Roseville, MN	—	2,963	20,169	59	2,963	20,228	1,064	2019	1994	1835 W County Road C
Roxboro, NC	—	368	2,477	—	368	2,477	171	2019	2000	799 Doctors Court

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
San Antonio, TX	—	3,050	12,073	55	3,050	12,128	1,153	2016	2017	5206 Research Drive
San Antonio, TX	—	2,915	11,141	1,746	2,915	12,887	1,157	2019	2006	150 E Sonterra Blvd
Santa Clarita, CA	—	—	2,338	20,605	5,304	17,639	4,488	2014	1976	23861 McBean Parkway
Santa Clarita, CA	—	—	28,384	2,703	5,277	25,810	6,014	2014	1998	23929 McBean Parkway
Santa Clarita, CA	—	278	185	11,594	11,872	185	206	2014	1996	23871 McBean Parkway
Santa Clarita, CA	25,000	295	39,284	—	295	39,284	7,523	2014	2013	23803 McBean Parkway
Santa Clarita, CA	—	—	20,618	1,276	4,407	17,487	4,184	2014	1989	24355 Lyons Avenue
Seattle, WA	—	4,410	38,428	449	4,410	38,877	19,658	2010	2010	5350 Tallman Ave
Sewell, NJ	—	1,242	11,616	6	1,242	11,622	1,282	2018	2007	556 Egg Harbor Road
Shakopee, MN	5,115	509	11,350	15	509	11,365	4,895	2010	1996	1515 St Francis Ave
Shakopee, MN	8,617	707	18,089	195	773	18,218	6,179	2010	2007	1601 St Francis Ave
Shenandoah, TX	—	—	21,135	62	4,574	16,623	2,504	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	—	—	32,186	3,591	3,121	32,656	8,361	2014	1969	4955 Van Nuys Boulevard
Silverdale, WA	12,846	3,451	21,176	12	3,451	21,188	1,838	2018	2004	2200 NW Myhre Road
Southlake, TX	—	3,000	—	—	3,000	—	—	2014	1900	Central Avenue
Southlake, TX	—	2,875	15,471	—	2,875	15,471	1,185	2019	2017	925 E. Southlake Boulevard
Southlake, TX	—	592	18,036	—	592	18,036	6,515	2012	2004	1545 East Southlake Boulevard
Southlake, TX	—	698	30,549	48	698	30,597	9,556	2012	2004	1545 East Southlake Boulevard
Springfield, MA	—	2,721	6,615	6	2,721	6,621	428	2019	2012	305 Bicentennial Highway
St Paul, MN	—	49	37,695	396	49	38,091	7,590	2014	2006	225 Smith Avenue N.
St. Paul, MN	—	2,706	39,507	392	2,701	39,904	15,060	2011	2007	435 Phalen Boulevard
Stockton, CA	11,436	4,966	16,844	13	4,966	16,857	797	2019	2009	2388 - 2488 N California Street
Suffern, NY	—	696	37,211	46	696	37,257	15,306	2011	2007	257 Lafayette Avenue
Suffolk, VA	—	1,566	11,511	293	1,620	11,750	5,486	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	—	3,543	15,532	—	3,543	15,532	7,054	2012	2005	11555 University Boulevard
Sycamore, IL	—	1,113	12,910	2,473	1,113	15,383	535	2020	2002	1630 Gateway Drive
Tacoma, WA	—	—	64,307	—	—	64,307	23,421	2011	2013	1608 South J Street
Tampa, FL	—	4,319	12,234	—	4,319	12,234	3,558	2011	2003	14547 Bruce B Downs Blvd
Tarzana, CA	—	6,115	15,510	1,868	6,115	17,378	1,085	2020	1986	5620 Wilbur Ave
Timonium, MD	—	8,829	12,568	247	8,850	12,794	1,869	2015	2017	2118 Greenspring Drive
Tustin, CA	—	3,345	541	223	3,345	764	384	2015	1976	14591 Newport Ave
Tustin, CA	—	3,361	12,039	3,530	3,361	15,569	3,981	2015	1985	14642 Newport Ave
Tyler, TX	60,479	2,903	114,853	72	2,903	114,925	3,795	2019	2013	1814 Roseland Boulevard
Van Nuys, CA	—	—	36,187	—	—	36,187	12,029	2009	1991	6815 Noble Ave.
Voorhees, NJ	—	6,404	24,251	1,832	6,477	26,010	11,369	2006	1997	900 Centennial Blvd.
Voorhees, NJ	—	6	96,075	907	99	96,889	33,093	2010	2012	200 Bowman Drive
Waco, TX	—	125	164	—	125	164	8	2018	1962	6612 Fish Pond Road
Waco, TX	—	35	113	—	35	113	6	2018	1961	6620 Fish Pond Rd
Waco, TX	14,046	2,250	28,632	346	2,250	28,978	2,479	2018	1981	601 Highway 6 West
Waco, TX	—	441	2,537	852	441	3,389	471	2018	2000	6600 Fish Pond Rd
Washington, PA	18,899	3,981	31,706	17	3,981	31,723	2,778	2018	2010	100 Trich Drive
Wausau, WI	—	2,050	12,175	—	2,050	12,175	1,658	2015	2017	1901 Westwood Center Boulevard
Waxahachie, TX	—	303	18,069	6	303	18,075	3,403	2016	2014	2460 N I-35 East

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Wellington, FL	—	107	16,933	2,490	326	19,204	8,355	2006	2000	10115 Forest Hill Blvd.
Wellington, FL	—	580	11,047	11	580	11,058	5,315	2007	2003	1395 State Rd. 7
Westlake Village, CA	8,000	2,553	15,851	157	2,553	16,008	1,904	2018	1975	1250 La Venta Drive
Westlake Village, CA	6,360	2,487	9,776	114	2,487	9,890	1,149	2018	1989	1220 La Venta Drive
Winston-Salem, NC	—	2,006	7,497	260	2,006	7,757	1,184	2019	1998	2025 Frontis Plaza
Woodbridge, VA	—	346	16,534	21	346	16,555	1,236	2018	2012	12825 Minnieville Road
Wyandotte, MI	—	581	8,023	773	581	8,796	312	2020	2002	1700 Biddle Ave
Yuma, AZ	—	1,592	10,185	4	1,592	10,189	1,116	2019	2004	2270 South Ridgeview Drive
Zephyrhills, FL	—	3,875	27,270	—	3,875	27,270	8,708	2011	1974	38135 Market Square Dr
Outpatient Medical Total	$548,229	$765,282	$5,363,198	$334,253	$841,094	$5,621,639	$1,117,372

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2020
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Albuquerque, NM	$—	$1,270	$20,837	$—	$—	$13,230	$—	2010	1984	500 Paisano St NE
Brookline, MA	—	—	17,435	—	—	17,435	—	2019	1900	110 Fisher Avenue
Castle Rock, CO	—	80	9,667	—	—	9,667	—	2014	2013	2352 Meadows Boulevard
Castle Rock, CO	—	—	—	10,480	—	10,480	—	2016	2017	Meadows Boulevard
Glendale, CA	—	—	—	11,228	—	11,228	—	2007	2002	222 W. Eulalia St.
Irving, TX	—	1,030	2,450	—	—	2,450	—	2007	1999	8855 West Valley Ranch Parkway
Lakewood, WA	—	—	—	11,639	—	11,639	—	2012	2005	11307 Bridgeport Way SW
Las Vegas, NV	—	—	—	2,945	—	2,945	—	2007	1900	SW corner of Deer Springs Way and Riley Street
Lincoln, NE	—	—	—	19,641	—	19,641	—	2010	2003	575 South 70th St
Powell, TN	—	—	25,692	—	—	25,692	—	2019	2005	7557 A Dannaher Drive
Powell, TN	—	—	34,994	—	—	34,994	—	2019	2008	7557 B Dannaher Drive
Reno, NV	—	—	—	14,413	—	14,413	—	2006	1991	343 Elm St.
Rexburg, ID	—	1,267	3,213	—	—	67	—	2018	1988	660 South 2nd West
St. Louis, MO	—	336	17,247	—	—	11,772	—	2007	2001	2325 Dougherty Ferry Rd.
Toledo, OH	—	2,040	47,129	—	—	30,960	—	2010	1985	3501 Executive Parkway
Assets Held For Sale Total	$—	$6,023	$178,664	$70,346	$—	$216,613	$—

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation
Summary:
Seniors Housing Operating	$1,706,192	$1,466,472	$13,489,025	$2,648,613	$1,642,393	$15,961,717	$3,554,697
Triple-net	123,652	905,073	7,397,004	596,731	957,163	7,941,645	1,432,228
Outpatient Medical	548,229	765,282	5,363,198	334,253	841,094	5,621,639	1,117,372
Construction in progress	—	—	487,742	—	—	487,742	—

Total continuing operating properties	2,378,073	3,136,827	26,736,969	3,579,597	3,440,650	30,012,743	6,104,297

Assets held for sale	—	6,023	178,664	70,346	—	216,613	—

Total investments in real property owned	$2,378,073	$3,142,850	$26,915,633	$3,649,943	$3,440,650	$30,229,356	$6,104,297
(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Investment in real estate:
Beginning balance	$36,027,915	$33,590,388	$30,581,948
Acquisitions and development	1,174,148	4,807,418	4,598,670
Improvements	242,147	328,824	266,183
Impairment of assets	(135,608)	(28,074)	(71,336)
Dispositions(1)	(3,782,120)	(2,673,203)	(1,330,679)
Foreign currency translation	143,524	187,853	(454,398)
Other(2)	—	(185,291)	—
Ending balance(3)	$33,670,006	$36,027,915	$33,590,388

Accumulated depreciation:
Beginning balance	$5,715,459	$5,499,958	$4,838,370
Depreciation and amortization expenses	1,038,437	1,027,073	950,459
Amortization of above market leases	5,217	5,752	6,375
Disposition and other (1)	(684,395)	(772,273)	(205,562)
Foreign currency translation	29,579	(45,051)	(89,684)
Ending balance	$6,104,297	$5,715,459	$5,499,958

(1) Includes property dispositions and dispositions of leasehold improvements which are generally fully depreciated.
(2) Primarily relates to the adoption of ASC 842.
(3) The unaudited aggregate cost for tax purposes for real property equals $30,050,020,000 at December 31, 2020.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2020
				(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
United Kingdom	Triple-net	7.25%	3/15/2022	$143	$—	$28,652	$23,104	$—
United Kingdom	Triple-net	8.53%	7/7/2021	144	—	20,493	20,107	—
Pennsylvania	Triple-net	8.72%	3/1/2022	108	—	15,530	14,795	—
North Carolina	Triple-net	7.83%	12/18/2023	92	—	32,783	31,993	—
Texas	Outpatient Medical	7.86%	1/19/2025	24	—	3,740	1,701	—
United Kingdom	Triple-net	8.50%	2/1/2024	95	—	20,464	19,549	—
					—	121,662	111,249	—

First mortgages relating to multiple properties located in:
United Kingdom	Outpatient Medical	7.10%	8/20/2021	972	—	181,022	173,361	—
					—	181,022	173,361	—

Second mortgages relating to 1 property located in:
Florida	Triple-net	10.27%	10/21/2025	54	—	6,250	6,098	—
Florida	Seniors Housing Operating	10.14%	8/15/2025	23	—	12,500	3,044	—
					—	18,750	9,142	—
Totals					$—	$321,434	$293,752	$—

	Year Ended December 31,
	2020	2019	2018
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$145,686	$249,071	$306,120
Additions:
New mortgage loans	193,505	—	25,290
Draws on existing loans	20,844	45,961	36,458
Total additions	214,349	45,961	61,748

Deductions:
Collections of principal	(17,019)	(87,249)	(116,905)
Loan balance transferred to non-real estate loans receivable	(53,071)	(64,040)	—
Change in allowance for credit losses and charge-offs	(5,645)	—	—
Other	(329)	—	—
Total deductions	(76,064)	(151,289)	(116,905)
Change in balance due to foreign currency translation	9,781	1,944	(1,892)
Balance at end of year	$293,752	$145,686	$249,071