Form 10-Q
period 2021-03-31
WELLTOWER INC.
filed 2021-04-29
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of April 23, 2021, the registrant had 417,520,500 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	March 31, 2021 (Unaudited)	December 31, 2020 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,397,055	$3,440,650
Buildings and improvements	27,667,188	28,024,971
Acquired lease intangibles	1,506,823	1,500,030
Real property held for sale, net of accumulated depreciation	564,062	216,613
Construction in progress	542,302	487,742
Less accumulated depreciation and amortization	(6,212,432)	(6,104,297)
Net real property owned	27,464,998	27,565,709
Right of use assets, net	454,787	465,866
Real estate loans receivable, net of credit allowance	487,674	443,372
Net real estate investments	28,407,459	28,474,947
Other assets:
Investments in unconsolidated entities	1,020,010	946,234
Goodwill	68,321	68,321
Cash and cash equivalents	2,131,846	1,545,046
Restricted cash	426,976	475,997
Straight-line rent receivable	312,721	344,066
Receivables and other assets	624,918	629,031
Total other assets	4,584,792	4,008,695
Total assets	$32,992,251	$32,483,642

Liabilities and equity
Liabilities:
Senior unsecured notes	$12,183,710	$11,420,790
Secured debt	2,329,474	2,377,930
Lease liabilities	408,916	418,266
Accrued expenses and other liabilities	1,023,219	1,041,594
Total liabilities	15,945,319	15,258,580
Redeemable noncontrolling interests	355,915	343,490
Equity:
Common stock	418,866	418,691
Capital in excess of par value	20,814,196	20,823,145
Treasury stock	(106,519)	(104,490)
Cumulative net income	8,399,144	8,327,598
Cumulative dividends	(13,598,673)	(13,343,721)
Accumulated other comprehensive income (loss)	(128,136)	(148,504)
Total Welltower Inc. stockholders’ equity	15,798,878	15,972,719
Noncontrolling interests	892,139	908,853
Total equity	16,691,017	16,881,572
Total liabilities and equity	$32,992,251	$32,483,642
Note: The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Resident fees and services	$723,464	$849,972
Rental income	302,843	389,960
Interest income	19,579	15,241
Other income	6,176	3,429
Total revenues	1,052,062	1,258,602

Expenses:
Property operating expenses	617,326	681,781
Depreciation and amortization	244,426	274,801
Interest expense	123,142	142,007
General and administrative expenses	29,926	35,481
Loss (gain) on derivatives and financial instruments, net	1,934	7,651
Loss (gain) on extinguishment of debt, net	(4,643)	—
Provision for loan losses	1,383	7,072
Impairment of assets	23,568	27,827
Other expenses	10,994	6,292
Total expenses	1,048,056	1,182,912

Income (loss) from continuing operations before income taxes and other items	4,006	75,690
Income tax (expense) benefit	(3,943)	(5,442)
Income (loss) from unconsolidated entities	13,049	(3,692)
Gain (loss) on real estate dispositions, net	59,080	262,824
Income (loss) from continuing operations	72,192	329,380

Net income	72,192	329,380
Less: Net income (loss) attributable to noncontrolling interests(1)	646	19,096
Net income (loss) attributable to common stockholders	$71,546	$310,284

Average number of common shares outstanding:
Basic	417,241	410,306
Diluted	419,079	412,420

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.17	$0.80
Net income (loss) attributable to common stockholders	$0.17	$0.76

Diluted:
Income (loss) from continuing operations	$0.17	$0.80
Net income (loss) attributable to common stockholders(2)	$0.17	$0.75

Dividends declared and paid per common share	$0.61	$0.87
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$72,192	$329,380

Other comprehensive income (loss):
Foreign currency translation gain (loss)	44,210	(265,577)
Derivative and financial instruments designated as hedges gain (loss)	(20,037)	259,112
Total other comprehensive income (loss)	24,173	(6,465)

Total comprehensive income (loss)	96,365	322,915
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	4,451	(3,313)
Total comprehensive income (loss) attributable to common stockholders	$91,914	$326,228

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended March 31, 2021
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2021	$418,691	$20,823,145	$(104,490)	$8,327,598	$(13,343,721)	$(148,504)	$908,853	$16,881,572
Comprehensive income:
Net income (loss)				71,546			(177)	71,369
Other comprehensive income (loss)						20,368	3,729	24,097
Total comprehensive income								95,466
Net change in noncontrolling interests		(14,250)					(20,266)	(34,516)
Amounts related to stock incentive plans, net of forfeitures	175	5,393	(2,029)					3,539
Net proceeds from issuance of common stock		(92)						(92)
Dividends paid:
Common stock dividends					(254,952)			(254,952)
Balances at March 31, 2021	$418,866	$20,814,196	$(106,519)	$8,399,144	$(13,598,673)	$(128,136)	$892,139	$16,691,017

	Three Months Ended March 31, 2020
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2020	$411,005	$20,190,119	$(78,955)	$7,353,966	$(12,223,534)	$(112,157)	$966,183	$16,506,627
Cumulative change in accounting principle (Note 2)				(5,212)				(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	411,005	20,190,119	(78,955)	7,348,754	(12,223,534)	(112,157)	966,183	16,501,415
Comprehensive income:
Net income (loss)				310,284			18,988	329,272
Other comprehensive income (loss)						15,944	(21,955)	(6,011)
Total comprehensive income								323,261
Net change in noncontrolling interests		37,625					(29,662)	7,963
Amounts related to stock incentive plans, net of forfeitures	246	6,608	(8,020)					(1,166)
Net proceeds from issuance of common stock	6,975	583,890						590,865
Dividends paid:
Common stock dividends					(356,001)			(356,001)
Balances at March 31, 2020	$418,226	$20,818,242	$(86,975)	$7,659,038	$(12,579,535)	$(96,213)	$933,554	$17,066,337

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income	$72,192	$329,380
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	244,426	274,801
Other amortization expenses	4,197	3,220
Provision for loan losses	1,383	7,072
Impairment of assets	23,568	27,827
Stock-based compensation expense	5,576	7,083
Loss (gain) on derivatives and financial instruments, net	1,934	7,651
Loss (gain) on extinguishment of debt, net	(4,643)	—
Loss (income) from unconsolidated entities	(13,049)	3,692
Rental income less than (in excess of) cash received	30,563	(2,119)
Amortization related to above (below) market leases, net	(460)	(565)
Loss (gain) on real estate dispositions, net	(59,080)	(262,824)
Distributions by unconsolidated entities	3,036	3,385
Increase (decrease) in accrued expenses and other liabilities	(4,406)	(30,030)
Decrease (increase) in receivables and other assets	(1,579)	43,284
Net cash provided from (used in) operating activities	303,658	411,857

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(203,107)	(390,802)
Cash disbursed for capital improvements to existing properties	(28,780)	(69,382)
Cash disbursed for construction in progress	(73,605)	(48,775)
Capitalized interest	(4,496)	(4,746)
Investment in loans receivable	(43,148)	(10,441)
Principal collected on loans receivable	2,852	10,045
Other investments, net of payments	664	(3,612)
Contributions to unconsolidated entities	(94,095)	(137,129)
Distributions by unconsolidated entities	36,934	3,555
Proceeds from (payments on) derivatives	(6,567)	(357)
Proceeds from sales of real property	274,208	801,392
Net cash provided from (used in) investing activities	(139,140)	149,748

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	(742,612)
Net proceeds from issuance of senior unsecured notes	713,907	—
Net proceeds from the issuance of secured debt	—	44,921
Payments on secured debt	(57,888)	(31,566)
Net proceeds from the issuance of common stock	—	591,001
Payments for deferred financing costs and prepayment penalties	(1,221)	(722)
Contributions by noncontrolling interests(1)	5,073	9,084
Distributions to noncontrolling interests(1)	(30,117)	(50,124)
Cash distributions to stockholders	(254,915)	(354,678)
Other financing activities	(2,936)	(9,599)
Net cash provided from (used in) financing activities	371,903	(544,295)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	1,358	(10,010)
Increase (decrease) in cash, cash equivalents and restricted cash	537,779	7,300
Cash, cash equivalents and restricted cash at beginning of period	2,021,043	385,766
Cash, cash equivalents and restricted cash at end of period	$2,558,822	$393,066

Supplemental cash flow information:
Interest paid	$135,947	$140,216
Income taxes paid (received), net	(852)	471

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
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily an indication of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Impact of COVID-19 Pandemic
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future, including but not limited to, the following:
•Our Seniors Housing Operating revenues are dependent on occupancy. Spot occupancy has continued to decline since the beginning of the pandemic, dropping to 73.6% as of March 31, 2021 compared to 75.9% as of December 31, 2020. Approximately 99% of communities are currently accepting new residents, resulting in an acceleration in move-in activity and an increase in occupancy of approximately 60 basis points from a pandemic-low on March 12, 2021 to 73.8% on April 23, 2021. Additionally, rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. has resulted in a significant decrease in total resident case counts since mid-January 2021 across the portfolio. Spot occupancy rates from the start of the pandemic through March 31, 2021 are as follows:

	February 2020	December 2020	January 2021	February 2021	March 2021
Spot occupancy (1)	85.4%	75.9%	74.4%	73.6%	73.6%
Sequential occupancy change			(1.5)%	(0.8)%	—%
(1) Spot occupancy represents approximate month end occupancy at our share for properties in operation as of February 29, 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since this date.

Increased Seniors Housing Operating expenses are expected to continue until the pandemic subsides. Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio, net of reimbursements including Provider Relief Funds and similar programs in the U.K. and Canada, resulted in a benefit of approximately $21,204,000 for the three months ended March 31, 2021 as compared to an expense of $7,294,000 during the three months ended March 31, 2020. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies, net of reimbursements. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.
In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund related to our Seniors Housing Operating portfolio. During the first quarter, we received total Provider Relief Funds of approximately $35,682,000, which was recognized as a reduction to COVID-19 costs within property operating expenses.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•Our Triple-net operators are experiencing similar occupancy declines and operating costs as described above with respect to our Seniors Housing Operating properties. Additionally, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) Paycheck Protection Program. In addition, operators of long-term/post-acute care facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have generally received funds from Phases 2 and 3 of the Provider Relief Fund.
During the first quarter, we collected approximately 96% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made. In the Outpatient Medical segment we collected 99% of rent due in the first quarter, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. Virtually all rent subject to approved deferral agreements has been repaid in full. For both our Triple-net operators and Outpatient Medical tenants, we evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable. To the extent the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
New Accounting Standards
•In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The ASU is effective for public business entities beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the guidance and the impact it may have on our consolidated financial statements.
•In March 2020, the FASB issued an amendment to the reference rate reform standard which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. An example of such reform is the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. The new standard was effective for us upon issuance and elections can be made through December 31, 2022. We are currently evaluating our options with regards to existing contracts and hedging relationships and the impact of adopting this update on our consolidated financial statements.
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
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2021				March 31, 2020
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$1,240	$24,154	$2,273	$27,667	$15,758	$—	$40,847	$56,605
Buildings and improvements	3,491	170,362	10,570	184,423	132,480	765	171,457	304,702
Acquired lease intangibles	339	—	1,439	1,778	10,810	—	23,823	34,633
Receivables and other assets	34	—	—	34	257	—	139	396
Total assets acquired (1)	5,104	194,516	14,282	213,902	159,305	765	236,266	396,336
Accrued expenses and other liabilities	—	(8,703)	(36)	(8,739)	(671)	—	(2,036)	(2,707)
Total liabilities acquired	—	(8,703)	(36)	(8,739)	(671)	—	(2,036)	(2,707)
Noncontrolling interests (2)	—	(2,056)	—	(2,056)	(2,827)	—	—	(2,827)
Cash disbursed for acquisitions	5,104	183,757	14,246	203,107	155,807	765	234,230	390,802
Construction in progress additions	38,373	31,809	7,601	77,783	29,841	13,929	13,645	57,415
Less: Capitalized interest	(2,980)	(524)	(992)	(4,496)	(2,812)	(941)	(993)	(4,746)
Accruals (3)	7	—	311	318	(2,600)	—	(1,294)	(3,894)
Cash disbursed for construction in progress	35,400	31,285	6,920	73,605	24,429	12,988	11,358	48,775
Capital improvements to existing properties	(3,159)	25,295	6,644	28,780	52,503	3,248	13,631	69,382
Total cash invested in real property, net of cash acquired	$37,345	$240,337	$27,810	$305,492	$232,739	$17,001	$259,219	$508,959
(1) Excludes $580,000 of unrestricted and restricted cash acquired during the three months ended March 31, 2020.
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
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Development projects:
Seniors Housing Operating	$—	$93,188
Triple-net	22,990	—
Outpatient Medical	—	19,369
Total construction in progress conversions	$22,990	$112,557
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2021	December 31, 2020
Assets:
In place lease intangibles	$1,411,060	$1,406,705
Above market tenant leases	53,066	52,621
Lease commissions	42,697	40,704
Gross historical cost	1,506,823	1,500,030
Accumulated amortization	(1,204,529)	(1,177,513)
Net book value	$302,294	$322,517

Weighted-average amortization period in years	10.7	10.5

Liabilities:
Below market tenant leases	$75,451	$77,851
Accumulated amortization	(40,542)	(40,871)
Net book value	$34,909	$36,980

Weighted-average amortization period in years	8.2	8.3

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Rental income related to (above)/below market tenant leases, net	$425	$524
Amortization related to in place lease intangibles and lease commissions	(22,779)	(35,976)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2021	$55,162	$5,945
2022	44,266	7,304
2023	34,588	5,153
2024	26,981	3,047
2025	21,712	2,482
Thereafter	119,585	10,978
Total	$302,294	$34,909
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At March 31, 2021, three Seniors Housing Operating, 61 Triple-net, and one Outpatient Medical properties with an aggregate real estate balance of $564,062,000 were classified as held for sale. In addition to the real property balances held for sale, net other assets and (liabilities) of $37,389,000 are included in the Consolidated Balance Sheet related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties is approximately $716,835,000.
During the three months ended March 31, 2021, we recorded $12,098,000 of impairment charges related to one Triple-net property which was classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the three months ended March 31, 2021, we recorded $11,470,000 of impairment charges related to one Seniors Housing Operating property and two Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value. During the three months ended March 31, 2020, we recorded $3,495,000 of impairment charges related to one Seniors Housing Operating property which was classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the three months ended March 31, 2020, we recorded $24,332,000 of impairment charges related to two Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Real estate dispositions:
Seniors Housing Operating	$74,326	$—
Triple-net	—	33,445
Outpatient Medical	137,890	495,003
Total dispositions	212,216	528,448
Gain (loss) on real estate dispositions, net	59,080	262,824
Net other assets/liabilities disposed	2,912	10,120
Proceeds from real estate dispositions	$274,208	$801,392
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2021	2020
Revenues:
Total revenues	$21,024	$136,452
Expenses:
Interest expense	17	3,806
Property operating expenses	(1,102)	61,315
Provision for depreciation	4,567	23,708
Total expenses	3,482	88,829
Income (loss) from real estate dispositions, net	$17,542	$47,623
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the period presented (in thousands):

		Three Months Ended
	Classification	March 31, 2021	March 31, 2020
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$5,358	$6,492
Non-real estate investment lease expense	General and administrative expenses	1,185	1,267
Finance lease cost:
Amortization of leased assets	Property operating expenses	2,035	2,243
Interest on lease liabilities	Interest expense	1,663	1,379
Sublease income	Rental income	(1,043)	(1,043)
Total		$9,198	$10,338
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	March 31, 2021	December 31, 2020
Right of use assets:
Operating leases - real estate	Right of use assets, net	$301,505	$310,017
Finance leases - real estate	Right of use assets, net	153,282	155,849
Real estate right of use assets, net		454,787	465,866
Operating leases - non-real estate investments	Receivables and other assets	7,886	9,624
Total right of use assets, net		$462,673	$475,490

Lease liabilities:
Operating leases		$303,387	$311,164
Financing leases		105,529	107,102
Total		$408,916	$418,266
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the three months ended March 31, 2021 and 2020, we reserved for straight-line rent receivable balances of $49,241,000 and $32,268,000 through rental income, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the three months ended March 31, 2021, we recognized $302,843,000 of rental income related to operating leases, of which $46,026,000 was for variable lease payments which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the three months ended March 31, 2020, we recognized $389,960,000 of rental income related to operating leases, of which $55,754,000 was for variable lease payments.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $15,981,000 and $15,615,000 as of March 31, 2021 and December 31, 2020, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	March 31, 2021	December 31, 2020
Mortgage loans	$338,291	$299,430
Other real estate loans	158,066	152,739
Allowance for credit losses on real estate loans receivable	(8,683)	(8,797)
Real estate loans receivable, net of credit allowance	487,674	443,372
Non-real estate loans	458,391	455,508
Allowance for credit losses on non-real estate loans receivable	(215,463)	(215,239)
Non-real estate loans receivable, net of credit allowance	242,928	240,269
Total loans receivable, net of credit allowance	$730,602	$683,641
The following is a summary of our loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Advances on loans receivable:
Investments in new loans	$30,999	$—
Draws on existing loans	12,149	10,441
Net cash advances on loans receivable	43,148	10,441

Receipts on loans receivable:
Loan payoffs	1,620	—
Principal payments on loans	1,232	10,045
Net cash receipts on loans receivable	2,852	10,045
Net cash advances (receipts) on loans receivable	$40,296	$396
Subsequent to quarter end, we provided £540 million of senior loan financing and a £30 million delayed facility to affiliates of Safanad, a global real estate and private equity firm, as part of the recapitalization of its investment in HC-One Group. The loan has a 5-year term and is fully collateralized by the shares and assets of the HC-One Group, including its underlying property portfolio of owned assets across the U.K. Additionally, we will have the ability to participate in the recovery in the U.K. seniors housing sector through both warrants and a £55 million equity investment.
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2021
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$241,012	$(211,191)	$29,821	6
Collective loan pool	2007-2016	259,913	(5,061)	254,852	18
Collective loan pool	2017	126,746	(1,488)	125,258	7
Collective loan pool	2018	20,620	(404)	20,216	1
Collective loan pool	2019	47,045	(923)	46,122	7
Collective loan pool	2020	229,219	(4,488)	224,731	11
Collective loan pool	2021	30,193	(591)	29,602	2
Total loans		$954,748	$(224,146)	$730,602	52

In March 2020, we recognized a provision for loan losses of $6,898,000 to fully reserve for one Triple-net non-real estate loan receivable that was no longer deemed collectible. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance at beginning of period	$224,036	$68,372
Adoption of ASU 2016-13	—	5,212
Provision for loan losses	1,383	7,072
Loan write-offs	(1,322)	—
Foreign currency translation	49	(85)
Balance at end of period	$224,146	$80,571
The following is a summary of our deteriorated loans (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Balance of deteriorated loans at end of period (1)	$241,012	$185,982
Allowance for credit losses	(211,191)	(75,372)
Balance of deteriorated loans not reserved	$29,821	$110,610
Interest recognized on deteriorated loans (2)	$3,079	$4,046
(1) Current year amounts include $2,250,000 and $3,623,000 of loans on non-accrual as of March 31, 2021 and December 31, 2020, respectively. Prior year amounts include $9,534,000 and $2,534,000 as of March 31, 2020 and December 31, 2019, respectively.
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

	Percentage Ownership (1)	March 31, 2021	December 31, 2020
Seniors Housing Operating	10% to 65%	$709,727	$653,057
Triple-net	10% to 25%	5,575	5,629
Outpatient Medical	15% to 50%	304,708	287,548
Total		$1,020,010	$946,234
(1) Includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At March 31, 2021, the aggregate unamortized basis difference of our joint venture investments of $119,392,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We have made loans totaling $365,488,000 related to eight properties as of March 31, 2021 for the development and construction of certain properties which are classified as in substance real estate investments. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810 Consolidation. VIEs are required to be consolidated by their primary beneficiary ("PB") which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the PB of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $36,059,000 during 2021 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2021, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Sunrise Senior Living (3)	165	$60,933	14%
ProMedica	216	53,031	13%
Genesis Healthcare	52	26,871	7%
Revera (3)	92	20,865	5%
Avery Healthcare	61	20,623	5%
Remaining portfolio	912	252,413	56%
Totals	1,498	$434,736	100%
(1) Sunrise Senior Living and Revera are in our Seniors Housing Operating segment. Genesis Healthcare and ProMedica are in our Triple-net segment. Avery Healthcare is in both the Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 36% of total NOI for the year ended December 31, 2020.
(3) Revera owns a controlling interest in Sunrise Senior Living.
During the quarter ended March 31, 2021, we entered into definitive agreements to substantially exit our operating relationship with Genesis Healthcare ("Genesis"). In April 2021, we contributed nine Triple-net properties operated by Genesis into an 80/20 joint venture with ProMedica and such properties were added to the existing master lease with ProMedica. Additionally, we have entered into definitive agreements to sell 35 Genesis properties for $496 million to a joint venture with Aurora Health Network and Peace Capital. These property dispositions and the transfer of operations of these properties is expected to occur in the second and third quarters. Additionally, we currently lease seven properties which we sublease to Genesis. We have entered into an agreement to transition the operations of these properties into a new lease agreement with a regional operator. To effectuate the transition of all 51 properties, we agreed to provide Genesis a lease termination fee of $86 million upon successful transition of all properties, which will be used to immediately repay indebtedness to Welltower. Additionally, upon achievement of certain restructuring milestones, we will reduce Genesis' indebtedness by an additional $170 million in exchange for an equity interest in Genesis. Upon conclusion of the aforementioned loan transactions, Genesis will have $167 million of indebtedness to Welltower, exclusive of additional PIK interest, which will carry a maturity date of January 1, 2024. As of March 31, 2021, our total carrying value of Genesis loans receivable was $139,332,000.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At March 31, 2021, we had a primary unsecured credit facility with a consortium of 31 banks that includes a $3,000,000,000 unsecured revolving credit facility (none outstanding at March 31, 2021), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,000,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2021). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate. The applicable margin is based on our debt ratings and was 0.825% at March 31, 2021. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at March 31, 2021. The term credit facilities mature on July 19, 2023. The revolving credit facility is scheduled to mature on July 19, 2022 and can be extended for two successive terms of six months each at our option.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at March 31, 2021).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Balance outstanding at quarter end	$—	$845,000
Maximum amount outstanding at any month end	$—	$2,100,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$—	$1,593,816
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	—%	2.21%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At March 31, 2021, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (1,3)	Totals
2021	$—	$438,772	$438,772
2022 (4)	870,000	463,891	1,333,891
2023 (5,6)	1,372,602	373,613	1,746,215
2024	1,350,000	183,982	1,533,982
2025	1,250,000	180,595	1,430,595
Thereafter (7,8,9)	7,436,990	695,319	8,132,309
Totals	$12,279,592	$2,336,172	$14,615,764
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 0.81% to 6.50%.
(3) Annual interest rates range from 0.04% to 7.93%. Carrying value of the properties securing the debt totaled $5,330,000,000 at March 31, 2021.
(4) Includes a $860,000,000 unsecured term credit facility. The loan matures on April 1, 2022 and bears interest at LIBOR plus 1.20% (1.31% at March 31, 2021).
(5) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $198,850,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2021). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (1.31% at March 31, 2021).
(6) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (1.01% at March 31, 2021).
(7) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $238,620,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2021).
(8) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $758,670,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2021).
(9) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $689,700,000 based on the Sterling/U.S. Dollar exchange rate in effect on March 31, 2021).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2021		March 31, 2020
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$11,509,533	3.67%	$10,427,562	4.03%
Debt issued	750,000	2.80%	—	—%
Foreign currency	20,059	3.90%	(120,689)	4.15%
Ending balance	$12,279,592	3.62%	$10,306,873	3.97%
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2021		March 31, 2020
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,378,073	3.27%	$2,993,342	3.63%
Debt issued	—	—%	44,921	2.58%
Debt extinguished	(41,933)	7.60%	(16,040)	4.51%
Principal payments	(15,955)	3.59%	(15,526)	3.78%
Foreign currency	15,987	2.92%	(102,059)	3.27%
Ending balance	$2,336,172	3.14%	$2,904,638	3.63%
On March 25, 2021, we completed the issuance of $750,000,000 senior unsecured notes bearing interest at 2.80% with a maturity date of June 2031. On April 15, 2021 net proceeds were used to redeem $339,128,000 of our 3.75% senior unsecured notes due March 2023 and $334,624,000 of our 3.95% senior unsecured notes due September 2023. We expect to recognize a loss on extinguishment of approximately $51 million in April in conjunction with the transaction.
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2021, we were in compliance with all of the covenants under our debt agreements.
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
Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to the Consolidated Statements of Comprehensive Income. Approximately $2,562,000 of losses, which are included in OCI, are expected to be reclassified into earnings in the next 12 months.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$625,000	$625,000
Denominated in Pound Sterling	£1,340,708	£1,340,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$25,000	$450,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Forward sales contracts denominated in Canadian Dollars	$80,000	$80,000
Forward purchase contracts denominated in Pound Sterling	£(32,157)	£—
(1) At March 31, 2021 the maximum maturity date was November 1, 2023.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended March 31,
Description	Location	2021	2020
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$6,024	$6,644
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(719)	$(95)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(20,037)	$259,112
13. Commitments and Contingencies
At March 31, 2021, we had 10 outstanding letter of credit obligations totaling $20,288,000 and expiring between 2021 and 2024. At March 31, 2021, we had outstanding construction in progress of $542,302,000 and were committed to providing additional funds of approximately $715,955,000 to complete construction. Additionally, at March 31, 2021, we had outstanding investments classified as in substance real estate of $365,488,000 and were committed to provide additional funds of $36,059,000 (see Note 8 for additional information). Purchase obligations at March 31, 2021 also include $40,815,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2021	December 31, 2020
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	419,306,453	419,124,469
Outstanding shares	417,520,420	417,400,602
Common Stock In February 2019, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $1,500,000,000 aggregate amount of our common stock ("Equity Shelf Program"). The Equity Shelf Program also allows us to enter into forward sale agreements. As of March 31, 2021, we had $499,341,000 of remaining capacity under the Equity Shelf Program, which excludes forward sales agreements outstanding for the sale of 2,214,760 shares with maturity dates in 2022. We expect to physically settle the forward sales for cash proceeds.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the three months ended March 31, 2021.

The following is a summary of our common stock issuances during the three months ended March 31, 2021 and 2020 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2020 Dividend reinvestment plan issuances	175,129	$84.54	$14,805	$14,805
2020 Equity shelf program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	158,818		—	—
2020 Totals	7,133,925		$602,877	$591,001

2021 Stock incentive plans, net of forfeitures	119,818		—	—
2021 Totals	119,818		$—	$—
Dividends The decrease in dividends is attributable to the declaration of a reduced cash dividend beginning with the quarter ending March 31, 2020. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2021		March 31, 2020
	Per Share	Amount	Per Share	Amount
Common stock	$0.61	$254,952	$0.87	$356,001
 Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Foreign currency translation	$(581,387)	$(621,792)
Derivative and financial instruments designated as hedges	453,251	473,288
Total accumulated other comprehensive income (loss)	$(128,136)	$(148,504)

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $5,576,000 and $7,083,000 for the three months ended March 31, 2021 and 2020, respectfully.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$71,546	$310,284

Adjustment for net income (loss) attributable to OP units	(1,353)	(1,388)
Numerator for diluted earnings per share	$70,193	$308,896

Denominator for basic earnings per share - weighted average shares	417,241	410,306
Effect of dilutive securities:
Non-vested restricted shares	421	702
Redeemable OP units	1,396	1,396
Employee stock purchase program	21	16
Dilutive potential common shares	1,838	2,114
Denominator for diluted earnings per share - adjusted weighted average shares	419,079	412,420

Basic earnings per share	$0.17	$0.76
Diluted earnings per share	$0.17	$0.75
As of March 31, 2021, forward sales agreements outstanding for the sale of 2,214,760 shares of common stock were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period.
17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information. The three levels are defined below:
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$331,648	$331,710	$293,752	$297,207
Other real estate loans receivable	156,026	157,310	149,620	152,211
Equity securities	2,702	2,702	4,636	4,636
Cash and cash equivalents	2,131,846	2,131,846	1,545,046	1,545,046
Restricted cash	426,976	426,976	475,997	475,997
Non-real estate loans receivable	242,928	260,351	240,269	255,724
Foreign currency forward contracts, interest rate swaps and cross currency swaps	753	753	4,668	4,668

Financial liabilities:
Senior unsecured notes	$12,183,710	$13,377,367	$11,420,790	$13,093,926
Secured debt	2,329,474	2,410,790	2,377,930	2,451,782
Foreign currency forward contracts, interest rate swaps and cross currency swaps	84,985	84,985	118,054	118,054

Redeemable OP unitholder interests	$127,859	$127,859	$116,240	$115,346
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

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Equity securities	$2,702	$2,702	$—	$—
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(84,232)	—	(84,232)	—
Totals	$(81,530)	$2,702	$(84,232)	$—
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. All inter-segment transactions are eliminated.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended March 31, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$723,464	$—	$—	$—	$723,464
Rental income	—	152,463	150,380	—	302,843
Interest income	1,119	14,922	3,538	—	19,579
Other income	1,819	1,097	2,305	955	6,176
Total revenues	726,402	168,482	156,223	955	1,052,062

Property operating expenses	555,968	12,841	46,863	1,654	617,326
Consolidated net operating income	170,434	155,641	109,360	(699)	434,736

Depreciation and amortization	132,586	56,667	55,173	—	244,426
Interest expense	11,418	1,882	4,015	105,827	123,142
General and administrative expenses	—	—	—	29,926	29,926
Loss (gain) on derivatives and financial instruments, net	—	1,934	—	—	1,934
Loss (gain) on extinguishment of debt, net	(4,643)	—	—	—	(4,643)
Provision for loan losses	251	853	279	—	1,383
Impairment of assets	4,604	18,964	—	—	23,568
Other expenses	3,459	4,983	712	1,840	10,994
Income (loss) from continuing operations before income taxes and other items	22,759	70,358	49,181	(138,292)	4,006
Income tax (expense) benefit	—	—	—	(3,943)	(3,943)
Income (loss) from unconsolidated entities	5,234	4,907	2,908	—	13,049
Gain (loss) on real estate dispositions, net	5,195	2,042	51,843	—	59,080
Income (loss) from continuing operations	33,188	77,307	103,932	(142,235)	72,192
Net income (loss)	$33,188	$77,307	$103,932	$(142,235)	$72,192

Total assets	$16,032,225	$8,660,043	$6,380,835	$1,919,148	$32,992,251

Three Months Ended March 31, 2020:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$849,972	$—	$—	$—	$849,972
Rental income	—	191,385	198,575	—	389,960
Interest income	104	14,671	466	—	15,241
Other income	1,052	1,673	288	416	3,429
Total revenues	851,128	207,729	199,329	416	1,258,602

Property operating expenses	607,871	13,302	60,608	—	681,781
Consolidated net operating income	243,257	194,427	138,721	416	576,821

Depreciation and amortization	146,774	57,694	70,333	—	274,801
Interest expense	16,434	2,852	4,808	117,913	142,007
General and administrative expenses	—	—	—	35,481	35,481
Loss (gain) on derivatives and financial instruments, net	—	7,651	—	—	7,651
Provision for loan losses	—	7,072	—	—	7,072
Impairment of assets	3,495	24,332	—	—	27,827
Other expenses	2,989	513	1,007	1,783	6,292
Income (loss) from continuing operations before income taxes and other items	73,565	94,313	62,573	(154,761)	75,690
Income tax (expense) benefit	—	—	—	(5,442)	(5,442)
Income (loss) from unconsolidated entities	(11,024)	5,796	1,536	—	(3,692)
Gain (loss) on real estate dispositions, net	(149)	49,637	213,336	—	262,824
Income (loss) from continuing operations	62,392	149,746	277,445	(160,203)	329,380
Net income (loss)	$62,392	$149,746	$277,445	$(160,203)	$329,380

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2021		March 31, 2020
Revenues:	Amount(1)	%	Amount	%
United States	$825,648	78.5%	$1,027,781	81.6%
United Kingdom	118,874	11.3%	117,882	9.4%
Canada	107,540	10.2%	112,939	9.0%
Total	$1,052,062	100.0%	$1,258,602	100.0%

	As of
	March 31, 2021		December 31, 2020
Assets:	Amount	%	Amount	%
United States	$27,112,760	82.1%	$26,658,659	82.1%
United Kingdom	3,415,851	10.4%	3,352,549	10.3%
Canada	2,463,640	7.5%	2,472,434	7.6%
Total	$32,992,251	100.0%	$32,483,642	100.0%
(1) The United States, United Kingdom and Canada represent 72%, 14% and 14%, respectively, of our resident fees and services revenue stream for the three months ended March 31, 2021.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the three months ended March 31, 2021 and 2020, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

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

	March 31, 2021	December 31, 2020
Assets:
Net real estate investments	$451,975	$454,333
Cash and cash equivalents	13,760	15,547
Receivables and other assets	12,669	11,171
Total assets (1)	$478,404	$481,051

Liabilities and equity:
Secured debt	$165,225	$165,671
Lease liabilities	1,325	1,325
Accrued expenses and other liabilities	16,860	14,997
Total equity	294,994	299,058
Total liabilities and equity	$478,404	$481,051
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2020, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations". References herein to “we,” “us,” “our,” or the “Company” refer to Welltower Inc. and its subsidiaries unless specifically noted otherwise.
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
The following table summarizes our consolidated portfolio for the three months ended March 31, 2021 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$170,434	39.2%	559
Triple-net	155,641	35.7%	649
Outpatient Medical	109,360	25.1%	290
Totals	$435,435	100.0%	1,498

(1) Represents consolidated NOI and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See Non-GAAP Financial Measures for additional information and reconciliation.

The COVID-19 pandemic has had and may continue to have material and adverse effects on our financial condition, results of operations and cash flows in the future. The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the effectiveness of vaccines, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others.
Our Seniors Housing Operating revenues are dependent on occupancy. Spot occupancy has continued to decline since the beginning of the pandemic, dropping to 73.6% as of March 31, 2021 compared to 75.9% as of December 31, 2020. Approximately 99% of communities are currently accepting new residents, resulting in an acceleration in move-in activity and an increase in occupancy of approximately 60 basis points from a pandemic-low on March 12, 2021 to 73.8% on April 23, 2021. Additionally, rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. has resulted in a significant decrease in total resident case counts since mid-January 2021 across the portfolio.
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
Our Triple-net operators are experiencing similar occupancy declines and operating costs as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Paycheck Protection Program. In addition, operators of long-term/post-acute care facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have generally received funds from Phase 2 and Phase 3 of the Provider Relief Fund.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the early stages of the pandemic in 2020, our Outpatient Medical tenants experienced temporary medical practice closures or decreases in revenue due to government-imposed restrictions on elective medical procedures, stay at home orders or decisions by patients to delay treatments. These factors caused operators or tenants, in certain circumstances, to seek modifications of rent obligations. We evaluated each request on a case-by-case basis to determine if a form of rent relief was warranted following an examination of the tenant’s financial health, rent coverage, current operating situation and other factors. Virtually all deferred rent has been repaid as of March 31, 2021.
During the first quarter, we collected approximately 96% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made. In the Outpatient Medical segment we collected 99% of rent due in the first quarter, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. For both our Triple-net operators and Outpatient Medical tenants, we evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable. To the extent the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
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
For the three months ended March 31, 2021, resident fees and services and rental income represented 69% and 29%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At March 31, 2021, we had $2,131,846,000 of cash and cash equivalents, $426,976,000 of restricted cash and $3,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transaction that occurred during the three months ended March 31, 2021 and subsequent events:
•During the three months ended March 31, 2021, we extinguished $41,933,000 of secured debt at a blended average interest rate of 7.60%.
•During the three months ended March 31, 2021, we sold 2,214,760 shares of common stock under our ATM program via forward sale agreements, generating future expected gross proceeds of approximately $160,375,000.
•On March 25, 2021, we completed the issuance of $750,000,000 senior unsecured notes bearing interest at 2.80% with a maturity date of June 2031. On April 15, 2021, net proceeds were used to redeem $339,128,000 of our 3.75% senior unsecured notes due March 2023 and $334,624,000 of our 3.95% senior unsecured notes due September 2023. We expect to recognize a loss on extinguishment of approximately $51 million in April in conjunction with the transaction.
Investments The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2021 (dollars in thousands):

	Properties	Investment Amount (1)	Capitalization Rates (2)	Book Amount (3)
Seniors Housing Operating	1	$5,000	9.6%	$5,070
Triple-net	11	190,416	6.1%	194,516
Outpatient Medical	1	13,997	5.9%	14,282
Totals	13	$209,413	6.2%	$213,868

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

Dispositions The following summarizes property dispositions completed during the three months ended March 31, 2021 (dollars in thousands):

	Properties	Proceeds (1)	Capitalization Rates (2)	Book Amount (3)
Seniors Housing Operating	4	$57,501	6.1%	$74,326
Outpatient Medical	8	158,878	5.2%	137,890
Totals	12	$216,379	5.5%	$212,216

(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.
(3) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
Dividends Our Board of Directors declared a cash dividend for the quarter ended March 31, 2021 of $0.61 per share. On May 20, 2021, we will pay our 200th consecutive quarterly cash dividend to stockholders of record on May 11, 2021.

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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Net income (loss)	$72,192	$155,278	$394,978	$159,216	$329,380
NICS	71,546	163,729	325,585	179,246	310,284
FFO	287,167	225,827	185,014	335,597	356,124
NOI	434,736	501,455	402,157	527,711	576,821
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and Internal Revenue Code Section 1031 deposits. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization (“EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020

Net debt to book capitalization ratio	42%	41%	41%	43%	44%
Net debt to undepreciated book capitalization ratio	34%	34%	34%	35%	37%
Net debt to market capitalization ratio	28%	30%	33%	36%	40%

Interest coverage ratio	3.56x	4.20x	6.23x	4.29x	5.42x
Fixed charge coverage ratio	3.16x	3.72x	5.52x	3.84x	4.88x
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Property mix:(1)
Seniors Housing Operating	39%	32%	43%	34%	42%
Triple-net	36%	45%	27%	42%	34%
Outpatient Medical	25%	23%	30%	24%	24%

Relationship mix: (1)
Sunrise Senior Living (2)	14%	12%	15%	10%	14%
ProMedica	12%	11%	13%	10%	9%
Genesis Healthcare (3)	6%	6%	(16)%	6%	5%
Revera (2)	5%	4%	6%	5%	6%
Avery Healthcare	5%	4%	5%	3%	3%
Remaining relationships	58%	63%	77%	66%	63%

Geographic mix:(1)
California	15%	12%	17%	14%	15%
United Kingdom	10%	11%	12%	8%	9%
New Jersey(3)	7%	7%	(5)%	7%	8%
Texas	7%	10%	12%	10%	7%
Canada	7%	5%	8%	6%	7%
Remaining geographic areas	54%	55%	56%	55%	54%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Revera owns a controlling interest in Sunrise Senior Living.
(3) During the three months ended September 30, 2020, we reserved for straight-line rent receivable balances of $91,025,000 relating to Genesis Healthcare.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2021 (dollars in thousands):

	Expiration Year (1)
	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Thereafter
Triple-net:
Properties	67	8	10	4	28	66	18	15	14	23	385
Base rent (2)	$—	$2,913	$2,482	$11,431	$6,147	$75,872	$32,044	$16,797	$31,393	$42,135	$342,413
% of base rent	—%	0.5%	0.4%	2.0%	1.1%	13.5%	5.7%	3.0%	5.6%	7.5%	60.7%
Units/beds	8,858	862	1,419	777	1,759	5,032	2,350	1,633	1,214	2,439	38,128
% of Units/beds	13.7%	1.3%	2.2%	1.2%	2.7%	7.8%	3.6%	2.5%	1.9%	3.8%	59.3%

Outpatient Medical:
Square feet	1,099,300	1,588,578	1,749,388	1,944,154	1,025,052	1,212,424	993,193	897,601	718,767	1,391,512	3,848,566
Base rent (2)	$33,421	$47,751	$49,075	$59,119	$28,696	$32,311	$25,537	$23,587	$20,824	$34,873	$83,241
% of base rent	7.6%	10.9%	11.2%	13.5%	6.5%	7.4%	5.8%	5.4%	4.7%	8.0%	19.0%
Leases	280	335	362	308	213	203	129	113	71	90	144
% of Leases	12.5%	14.9%	16.1%	13.7%	9.5%	9.0%	5.7%	5.0%	3.2%	4.0%	6.4%

(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	$	%
Cash, cash equivalents and restricted cash at beginning of period	$2,021,043	$385,766	$1,635,277	424%
Cash provided from (used in) operating activities	303,658	411,857	(108,199)	(26)%
Cash provided from (used in) investing activities	(139,140)	149,748	(288,888)	(193)%
Cash provided from (used in) financing activities	371,903	(544,295)	916,198	168%
Effect of foreign currency translation	1,358	(10,010)	11,368	114%
Cash, cash equivalents and restricted cash at end of period	$2,558,822	$393,066	$2,165,756	551%
Operating Activities The changes in net cash provided from operating activities are primarily attributable to declines in revenue as a result of decreased occupancy at our Seniors Housing Operating properties, straight-line receivable reserves related to Triple-net leases during the three months ended March 31, 2021 and dispositions. Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2021 and 2020, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	$
New development	$73,605	$48,775	$24,830
Recurring capital expenditures, tenant improvements and lease commissions	10,754	22,566	(11,812)
Renovations, redevelopments and other capital improvements	18,026	46,816	(28,790)
Total	$102,385	$118,157	$(15,772)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
On March 25, 2021, we completed the issuance of $750,000,000 senior unsecured notes with a maturity date of June 2031. On April 15, 2021, net proceeds were used to redeem the remaining $339,128,000 of our 3.75% senior unsecured notes due 2023 and $334,624,000 of our 3.95% senior unsecured notes due 2023. As of March 31, 2021, we have total near-term available liquidity of approximately $5.1 billion. However, we are unable to accurately predict the full impact that the pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, including factors identified under the heading “Risk Factors".
Off-Balance Sheet Arrangements
At March 31, 2021, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 65%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At March 31, 2021, we had 10 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of March 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$9,023,752	$—	$673,752	$2,600,000	$5,750,000
Canadian Dollar senior unsecured notes (2)	238,620	—	—	—	238,620
Pounds Sterling senior unsecured notes (2)	1,448,370	—	—	—	1,448,370
U.S. Dollar term credit facility	1,370,000	—	1,370,000	—	—
Canadian Dollar term credit facility (2)	198,850	—	198,850	—	—
Secured debt: (1,2)
Consolidated	2,336,172	438,772	837,504	364,577	695,319
Unconsolidated	1,139,839	16,407	238,886	608,952	275,594
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,977,707	320,376	862,041	694,592	2,100,698
Consolidated secured debt (2)	296,984	52,586	97,575	58,678	88,145
Unconsolidated secured debt (2)	204,961	28,292	70,570	45,104	60,995
Financing lease liabilities (4)	193,288	6,551	77,850	2,864	106,023
Operating lease liabilities (4)	981,936	14,985	37,538	33,341	896,072
Purchase obligations (5)	792,829	363,539	372,211	49,804	7,275
Total contractual obligations	$22,203,308	$1,241,508	$4,836,777	$4,457,912	$11,667,111

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Based on foreign currency exchange rates in effect as of balance sheet date.
(3) Based on variable interest rates in effect as of balance sheet date.
(4) See Note 6 to our unaudited consolidated financial statements for additional information.
(5) See Note 13 to our unaudited consolidated financial statements for additional information.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2021, we were in compliance with all covenants under our primary unsecured credit facilities and senior note agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
On May 17, 2018, we filed with the Securities and Exchange Commission (1) an open-ended automatic or “universal” shelf registration statement covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock. As of April 23, 2021, 2,541,750 shares of common stock remained available for issuance under the DRIP registration statement. On February 25, 2019, we entered into separate amended and restated equity distribution agreements with each of Barclays Capital Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $1,500,000,000 aggregate amount of our common stock (“Equity Shelf Program”). The Equity Shelf Program also allows us to enter into forward sale agreements. As of April 23, 2021, we had $499,341,000 of remaining capacity under the Equity Shelf Program, which excludes forward sales agreements outstanding for the sale of 3,704,787 shares or approximately $272,059,000 with maturity dates in 2022. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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

	Three Months Ended				Change
	March 31,		March 31,
	2021		2020		Amount		%
Net income	$72,192		$329,380		$(257,188)		(78)%
NICS	71,546		310,284		(238,738)		(77)%
FFO	287,167		356,124		(68,957)		(19)%
EBITDA	443,703		751,630		(307,927)		(41)%
NOI	434,736		576,821		(142,085)		(25)%
SSNOI	395,076		461,491		(66,415)		(14)%
Per share data (fully diluted):
NICS	$0.17		$0.75		$(0.58)		(77)%
FFO	$0.69		$0.86		$(0.17)		(20)%

Interest coverage ratio	3.56	x	5.42	x	(1.86)	x	(34)%
Fixed charge coverage ratio	3.16	x	4.88	x	(1.72)	x	(35)%
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's Share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31, 2021	March 31, 2020	$	%
SSNOI (1)	$156,791	$219,756	$(62,965)	(28.7)%
(1) For the three months ended March 31, 2021 and 2020, amounts relate to 526 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2021	2020	$	%
Revenues:
Resident fees and services	$723,464	$849,972	$(126,508)	(15)%
Interest income	1,119	104	1,015	976%
Other income	1,819	1,052	767	73%
Total revenues	726,402	851,128	(124,726)	(15)%
Property operating expenses	555,968	607,871	(51,903)	(9)%
NOI (1)	170,434	243,257	(72,823)	(30)%
Other expenses:
Depreciation and amortization	132,586	146,774	(14,188)	(10)%
Interest expense	11,418	16,434	(5,016)	(31)%
Loss (gain) on extinguishment of debt, net	(4,643)	—	(4,643)	n/a
Provision for loan losses	251	—	251	n/a
Impairment of assets	4,604	3,495	1,109	32%
Other expenses	3,459	2,989	470	16%
	147,675	169,692	(22,017)	(13)%
Income (loss) from continuing operations before income taxes and other items	22,759	73,565	(50,806)	(69)%
Income (loss) from unconsolidated entities	5,234	(11,024)	16,258	147%
Gain (loss) on real estate dispositions, net	5,195	(149)	5,344	n/a
Income from continuing operations	33,188	62,392	(29,204)	(47)%
Net income (loss)	33,188	62,392	(29,204)	(47)%
Less: Net income (loss) attributable to noncontrolling interests	(4,924)	(1,932)	(2,992)	n/a
Net income (loss) attributable to common stockholders	$38,112	$64,324	$(26,212)	(41)%

(1) See Non-GAAP Financial Measures below.
Decreases in resident fees and services and property operating expenses are primarily a result of decreases in occupancy across the portfolio due to the COVID-19 pandemic and property dispositions. Spot occupancy has continued to decline since the beginning of the pandemic, dropping to 73.6% as of March 31, 2021 compared to 75.9% as of December 31, 2020. Spot occupancy rates from the start of the pandemic through March 31, 2021 are as follows:

	February 2020	December 2020	January 2021	February 2021	March 2021
Spot occupancy (1)	85.4%	75.9%	74.4%	73.6%	73.6%
Sequential occupancy change			(1.5)%	(0.8)%	—%
(1) Spot occupancy represents approximate month end occupancy at our share for properties in operation as of February 29, 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since this date.
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio, net of reimbursements including Provider Relief Funds and similar programs in the U.K. and Canada, resulted in a benefit of approximately $21,204,000 for the three months ended March 31, 2021 as compared to an expense of $7,294,000 during the three months ended March 31, 2020. These costs included higher labor expenses, coupled with expenditures related to procurement of personal protective equipment and other supplies, net of any reimbursements.
In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund related to our Seniors Housing Operating portfolio. During the first quarter, we received Provider Relief Funds of approximately $35,682,000, which was recognized as a reduction to COVID-19 costs within property operating expenses.
The fluctuations in depreciation and amortization are due to acquisitions, dispositions and transitions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the three months ended March 31, 2021 and 2020, we recorded impairment charges of $4,604,000 and $3,495,000, respectively, related to held for use properties in which the carrying values exceed the estimated fair value. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. During the three months ended March 31, 2021, we recognized a gain on real estate disposition of $5,195,000 related to four properties. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the three months ended March 31, 2021, there were no Seniors Housing Operating construction projects completed. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of March 31, 2021 (dollars in thousands):

Location	Units	Commitment	Balance	Est. Completion
Potomac, MD	120	$56,720	$55,657	2Q21
Beckenham, UK	100	64,970	50,660	4Q21
Barnet, UK	100	71,453	45,194	4Q21
Hendon, UK	102	76,557	54,698	4Q21
Georgetown, TX	188	36,215	5,308	4Q21
Princeton, NJ	80	29,780	18,559	3Q22
Berea, OH	120	14,934	2,344	4Q22
Painesville, OH	119	14,462	1,857	4Q22
Beaver, PA	116	14,184	2,390	4Q22
	1,045	$379,275	236,667
Toronto, ON	Project in planning stage		47,970
Brookline, MA	Project in planning stage		24,632
Washington, DC	Project in planning stage		24,467
Columbus, OH	Project in planning stage		11,634
Brookhaven, GA	Project in planning stage		6,804
Raleigh, NC	Project in planning stage		3,407
			$355,581
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

	Three Months Ended
	March 31, 2021		March 31, 2020
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,706,189	3.05%	$2,115,037	3.54%
Debt issued	—	—%	44,921	2.58%
Debt extinguished	(41,933)	7.60%	(16,040)	4.51%
Principal payments	(12,261)	3.26%	(12,174)	3.49%
Foreign currency	15,283	2.81%	(86,818)	3.25%
Ending balance	$1,667,278	2.89%	$2,044,926	3.56%

Monthly averages	$1,688,213	2.99%	$2,080,448	3.54%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income from unconsolidated entities recognized during the three months ended March 31, 2021 is primarily due to a gain on sale recognized from the sale of a home health business owned by one of our unconsolidated entities, offset by losses from unconsolidated entities largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our SSNOI at Welltower's Share for the Triple-net segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31, 2021	March 31, 2020	$	%
SSNOI (1)	$141,089	$147,527	$(6,438)	(4.4)%
(1) For the three months ended March 31, 2021 and 2020, amounts relate to 553 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2021	2020	$	%
Revenues:
Rental income	$152,463	$191,385	$(38,922)	(20)%
Interest income	14,922	14,671	251	2%
Other income	1,097	1,673	(576)	(34)%
Total revenues	168,482	207,729	(39,247)	(19)%
Property operating expenses	12,841	13,302	(461)	(3)%
NOI (1)	155,641	194,427	(38,786)	(20)%
Other expenses:
Depreciation and amortization	56,667	57,694	(1,027)	(2)%
Interest expense	1,882	2,852	(970)	(34)%
Loss (gain) on derivatives and financial instruments, net	1,934	7,651	(5,717)	(75)%
Provision for loan losses	853	7,072	(6,219)	(88)%
Impairment of assets	18,964	24,332	(5,368)	(22)%
Other expenses	4,983	513	4,470	871%
	85,283	100,114	(14,831)	(15)%
Income (loss) from continuing operations before income taxes and other items	70,358	94,313	(23,955)	(25)%
Income (loss) from unconsolidated entities	4,907	5,796	(889)	(15)%
Gain (loss) on real estate dispositions, net	2,042	49,637	(47,595)	(96)%
Income from continuing operations	77,307	149,746	(72,439)	(48)%
Net income	77,307	149,746	(72,439)	(48)%
Less: Net income (loss) attributable to noncontrolling interests	3,400	18,575	(15,175)	(82)%
Net income attributable to common stockholders	$73,907	$131,171	$(57,264)	(44)%

(1) See Non-GAAP Financial Measures below.
Continued decreases in rental income are primarily attributable to the reserve for straight-line rent receivables balances of $49,241,000 and $32,268,000 during the three month periods ended March 31, 2021 and 2020, respectively, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended March 31, 2021, we had 16 leases with rental rate increases ranging from 0.25% to 10.00% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute facilities are generally experiencing a higher degree of occupancy declines which may impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program. In addition, operators of long-term/post-acute facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have received funds from Phase 2 and Phase 3 of the Provider Relief Fund. During the first quarter, we collected approximately 96% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
In March 2020, we recognized a provision for loan losses of $6,898,000 to fully reserve for a non-real estate loans receivable that was no longer deemed collectible. During the three months ended March 31, 2021, we recorded impairment charges of $18,964,000 related to one held for sale property and two held for use properties. During the three months ended March 31, 2020, we recorded impairment charges of $24,332,000 related to two held for use properties. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the three months ended March 31, 2021, we completed one Triple-net construction project representing $22,990,000 or $280,366 per unit. The following is a summary of Triple-net construction projects, excluding expansions, pending as of March 31, 2021 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Redhill, UK	76	$21,932	$12,097	2Q21
Leicester, UK	60	15,449	6,495	1Q22
London, UK	82	44,508	22,738	2Q22
Wombourne, UK	66	16,553	6,434	2Q22
Rugby, UK	76	21,123	3,782	4Q22
Raleigh, NC	191	154,256	20,185	2Q23
	551	$273,821	$71,731
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

	Three Months Ended
	March 31, 2021		March 31, 2020
		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$123,652	4.91%	$306,038	3.60%
Principal payments	(1,220)	5.15%	(1,059)	5.17%
Foreign currency	707	5.43%	(15,240)	3.40%
Ending balance	$123,139	4.91%	$289,739	3.55%

Monthly averages	$123,126	4.96%	$299,111	3.59%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The decrease during the three months ended March 31, 2021, relates primarily to our partner's share of a gain on sale of certain properties in the prior year.
Outpatient Medical
The following is a summary of our SSNOI at Welltower Share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31, 2021	March 31, 2020	$	%
SSNOI (1)	$97,196	$94,208	$2,988	3.2%
(1) For the three months ended March 31, 2021 and 2020, amounts relate to 334 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change
	March 31,	March 31,
	2021	2020	$	%
Revenues:
Rental income	$150,380	$198,575	$(48,195)	(24)%
Interest income	3,538	466	3,072	659%
Other income	2,305	288	2,017	700%
Total revenues	156,223	199,329	(43,106)	(22)%
Property operating expenses	46,863	60,608	(13,745)	(23)%
NOI (1)	109,360	138,721	(29,361)	(21)%
Other expenses:
Depreciation and amortization	55,173	70,333	(15,160)	(22)%
Interest expense	4,015	4,808	(793)	(16)%
Provision for loan losses	279	—	279	n/a
Other expenses	712	1,007	(295)	(29)%
	60,179	76,148	(15,969)	(21)%
Income (loss) from continuing operations before income taxes and other items	49,181	62,573	(13,392)	(21)%
Income (loss) from unconsolidated entities	2,908	1,536	1,372	89%
Gain (loss) on real estate dispositions, net	51,843	213,336	(161,493)	n/a
Income from continuing operations	103,932	277,445	(173,513)	(63)%
Net income (loss)	103,932	277,445	(173,513)	(63)%
Less: Net income (loss) attributable to noncontrolling interests	2,170	2,453	(283)	(12)%
Net income (loss) attributable to common stockholders	$101,762	$274,992	$(173,230)	(63)%

(1) See Non-GAAP Financial Measures.
Rental income has decreased for the three month period ending March 31, 2021 due primarily to significant dispositions that have closed subsequent to March 31, 2020. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended March 31, 2021, our consolidated outpatient medical portfolio signed 89,863 square feet of new leases and 541,434 square feet of renewals. The weighted-average term of these leases was six years, with a rate of $36.84 per square foot and tenant improvement and lease commission costs of $12.57 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 3.5%.
We have collected 99% of rent due in the first quarter, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to the significant dispositions that occurred in 2020. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
During the three months ended March 31, 2021, there were no Outpatient Medical construction projects completed. The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of March 31, 2021 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Brooklyn, NY	140,955	$110,306	$106,692	2Q21
Kalamazoo, MI	40,607	14,267	5,917	3Q21
College Station, TX	25,200	9,025	1,111	1Q22
	206,762	$133,598	$113,720
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31, 2021		March 31, 2020
		Wtd. Ave		Wtd. Ave
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$548,229	3.55%	$572,267	3.97%
Principal payments	(2,474)	4.46%	(2,293)	4.65%
Ending balance	$545,755	3.54%	$569,974	3.94%

Monthly averages	$546,613	3.54%	$571,200	3.97%
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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2021	2020	$	%
Revenues:
Other income	$955	$416	$539	130%
Total revenue	955	416	539	130%
Property operating expenses	1,654	—	1,654	n/a
NOI (1)	(699)	416	(1,115)	(268)%
Expenses:
Interest expense	105,827	117,913	(12,086)	(10)%
General and administrative expenses	29,926	35,481	(5,555)	(16)%
Other expenses	1,840	1,783	57	3%
	137,593	155,177	(17,584)	(11)%
Loss from continuing operations before income taxes and other items	(138,292)	(154,761)	16,469	11%
Income tax (expense) benefit	(3,943)	(5,442)	1,499	28%
Loss from continuing operations	(142,235)	(160,203)	17,968	11%
Net loss attributable to common stockholders	$(142,235)	$(160,203)	$17,968	11%

(1) See Non-GAAP Financial Measures.
Property operating expenses represent insurance costs related to our captive insurance company formed as of July 1, 2020 which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2021	2020	$	%
Senior unsecured notes	$100,213	$103,533	$(3,320)	(3)%
Unsecured credit facility and commercial paper program	1,180	10,169	(8,989)	(88)%
Loan expense	4,434	4,211	223	5%
Totals	$105,827	$117,913	$(12,086)	(10)%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2021 and 2020 were 2.84% and 2.82%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.
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

	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2021	2020	2020	2020	2020
Net income attributable to common stockholders	$71,546	$163,729	$325,585	$179,246	$310,284
Depreciation and amortization	244,426	242,733	255,532	265,371	274,801
Impairment of assets	23,568	9,317	23,313	75,151	27,827
Loss (gain) on real estate dispositions, net	(59,080)	(185,464)	(484,304)	(155,863)	(262,824)
Noncontrolling interests	(12,516)	(20,579)	48,559	(42,539)	(9,409)
Unconsolidated entities	19,223	16,091	16,329	14,231	15,445
FFO	$287,167	$225,827	$185,014	$335,597	$356,124

Average diluted shares outstanding	419,079	418,753	418,987	419,121	412,420

Per diluted share data:
Net income attributable to common stockholders(1)	$0.17	$0.39	$0.77	$0.42	$0.75
FFO	$0.69	$0.54	$0.44	$0.80	$0.86

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2021	2020	2020	2020	2020
Net income (loss)	$72,192	$155,278	$394,978	$159,216	$329,380
Loss (gain) on real estate dispositions, net	(59,080)	(185,464)	(484,304)	(155,863)	(262,824)
Loss (income) from unconsolidated entities	(13,049)	(258)	5,981	(1,332)	3,692
Income tax expense (benefit)	3,943	290	2,003	2,233	5,442
Other expenses	10,994	33,088	11,544	19,411	6,292
Impairment of assets	23,568	9,317	23,313	75,151	27,827
Provision for loan losses	1,383	83,085	2,857	1,422	7,072
Loss (gain) on extinguishment of debt, net	(4,643)	13,796	33,004	249	—
Loss (gain) on derivatives and financial instruments, net	1,934	569	1,395	1,434	7,651
General and administrative expenses	29,926	27,848	31,003	34,062	35,481
Depreciation and amortization	244,426	242,733	255,532	265,371	274,801
Interest expense	123,142	121,173	124,851	126,357	142,007
Consolidated net operating income (NOI)	$434,736	$501,455	$402,157	$527,711	$576,821

NOI by segment:
Seniors Housing Operating	$170,434	$159,797	$174,361	$178,137	$243,257
Triple-net	155,641	225,277	108,361	220,056	194,427
Outpatient Medical	109,360	117,231	119,976	129,143	138,721
Non-segment/corporate	(699)	(850)	(541)	375	416
Total NOI	$434,736	$501,455	$402,157	$527,711	$576,821

	QTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	559	649	290	1,498
Unconsolidated properties	90	39	79	208
Total properties	649	688	369	1,706
Recent acquisitions/development conversions(1)	(34)	(26)	(21)	(81)
Under development	(28)	(5)	(3)	(36)
Under redevelopment(2)	(11)	(1)	(2)	(14)
Current held for sale	(9)	(61)	(1)	(71)
Land parcels, loans and subleases	(12)	(17)	(8)	(37)
Transitions(3)	(27)	(23)	—	(50)
Other(4)	(2)	(2)	—	(4)
Same store properties	526	553	334	1,413

(1) Acquisitions and development conversions will enter the QTD Pool five full quarters after acquisition or certificate of occupancy, respectively.
(2) Redevelopment properties will enter the QTD Pool five full quarters of operations post redevelopment completion, respectively.
(3) Transitioned properties will enter the QTD Pool five full quarters of operations with the new operator in place or under the new structure, respectively.
(4) Represents properties that are either closed or being closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	QTD Pool
	Three Months Ended
SSNOI Reconciliations:	March 31, 2021	March 31, 2020

Seniors Housing Operating:
Consolidated NOI	$170,434	$243,257
NOI attributable to unconsolidated investments	11,904	14,954
NOI attributable to noncontrolling interests	(10,278)	(18,754)
NOI attributable to non-same store properties	(14,428)	(22,515)
Non-cash NOI attributable to same store properties	(822)	(879)
Currency and ownership adjustments (1)	(19)	3,693
SSNOI at Welltower Share	156,791	219,756

Triple-net:
Consolidated NOI	155,641	194,427
NOI attributable to unconsolidated investments	4,888	5,133
NOI attributable to noncontrolling interests	(8,037)	(14,783)
NOI attributable to non-same store properties	(48,126)	(26,394)
Non-cash NOI attributable to same store properties	36,711	(12,257)
Currency and ownership adjustments (1)	12	1,401
SSNOI at Welltower Share	141,089	147,527

Outpatient Medical:
Consolidated NOI	109,360	138,721
NOI attributable to unconsolidated investments	4,724	1,063
NOI attributable to noncontrolling interests	(4,686)	(4,358)
NOI attributable to non-same store properties	(8,604)	(20,235)
Non-cash NOI attributable to same store properties	(2,447)	(3,762)
Currency and ownership adjustments (1)	(1,151)	(17,221)
SSNOI at Welltower Share	97,196	94,208

SSNOI at Welltower Share:
Seniors Housing Operating	156,791	219,756
Triple-net	141,089	147,527
Outpatient Medical	97,196	94,208
Total	$395,076	$461,491

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.2658 and to translate UK properties at a GBP/USD rate of 1.38.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2021		2020		2020		2020		2020
Net income (loss)	$72,192		$155,278		$394,978		$159,216		$329,380
Interest expense	123,142		121,173		124,851		126,357		142,007
Income tax expense (benefit)	3,943		290		2,003		2,233		5,442
Depreciation and amortization	244,426		242,733		255,532		265,371		274,801
EBITDA	$443,703		$519,474		$777,364		$553,177		$751,630

Interest Coverage Ratio:
Interest expense	$123,142		$121,173		$124,851		$126,357		$142,007
Non-cash interest expense	(2,991)		(1,739)		(3,973)		(1,914)		(8,125)
Capitalized interest	4,496		4,238		3,947		4,541		4,746
Total interest	124,647		123,672		124,825		128,984		138,628
EBITDA	$443,703		$519,474		$777,364		$553,177		$751,630
Interest coverage ratio	3.56	x	4.20	x	6.23	x	4.29	x	5.42	x

Fixed Charge Coverage Ratio:
Total interest	$124,647		$123,672		$124,825		$128,984		$138,628
Secured debt principal payments	15,955		16,122		15,876		15,183		15,526
Total fixed charges	140,602		139,794		140,701		144,167		154,154
EBITDA	$443,703		$519,474		$777,364		$553,177		$751,630
Fixed charge coverage ratio	3.16	x	3.72	x	5.52	x	3.84	x	4.88	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2021		2020		2020		2020		2020
Net income	$781,664		$1,038,852		$1,123,710		$1,376,664		$1,367,488
Interest expense	495,523		514,388		524,863		537,355		552,334
Income tax expense (benefit)	8,469		9,968		4,846		6,811		6,177
Depreciation and amortization	1,008,062		1,038,437		1,058,348		1,075,261		1,057,942
EBITDA	2,293,718		2,601,645		2,711,767		2,996,091		2,983,941
Loss (income) from unconsolidated entities	(8,658)		8,083		(49,079)		(58,322)		(47,941)
Stock-based compensation expense (1)	26,811		28,318		25,485		24,229		24,601
Loss (gain) on extinguishment of debt, net	42,406		47,049		35,865		68,685		68,436
Loss (gain) on real estate dispositions, net	(884,711)		(1,088,455)		(915,055)		(1,001,001)		(843,456)
Impairment of assets	131,349		135,608		126,389		121,172		55,960
Provision for loan losses	88,747		94,436		11,351		8,494		7,072
Loss (gain) on derivatives and financial instruments, net	5,332		11,049		5,411		5,260		5,739
Other expenses (1)	68,939		64,171		52,630		46,971		48,327
Other impairment (2)	163,481		146,508		146,508		34,110		32,268
Adjusted EBITDA	$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947

Adjusted Interest Coverage Ratio:
Interest expense	$495,523		$514,388		$524,863		$537,355		$552,334
Capitalized interest	17,222		17,472		18,102		18,303		17,691
Non-cash interest expense	(10,617)		(15,751)		(14,746)		(12,761)		(11,599)
Total interest	502,128		516,109		528,219		542,897		558,426
Adjusted EBITDA	$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947
Adjusted interest coverage ratio	3.84	x	3.97	x	4.07	x	4.14	x	4.18	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$502,128		$516,109		$528,219		$542,897		$558,426
Secured debt principal payments	63,136		62,707		60,562		57,807		56,308
Total fixed charges	565,264		578,816		588,781		600,704		614,734
Adjusted EBITDA	$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947
Adjusted fixed charge coverage ratio	3.41	x	3.54	x	3.65	x	3.74	x	3.80	x

(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.
(2) Represents reserve for straight-line rent receivable balances relating to leases placed on cash recognition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$844,985
Long-term debt obligations (1)	14,618,713	13,905,822	13,889,030	14,543,485	13,228,433
Cash and cash equivalents (2)	(2,513,156)	(1,968,765)	(2,096,571)	(1,766,819)	(303,423)
Total net debt	12,105,557	11,937,057	11,792,459	12,776,666	13,769,995
Total equity and noncontrolling interests(3)	17,046,932	17,225,062	17,291,155	17,263,672	17,495,696
Book capitalization	$29,152,489	$29,162,119	$29,083,614	$30,040,338	$31,265,691
Net debt to book capitalization ratio	42%	41%	41%	43%	44%

Undepreciated book capitalization:
Total net debt	$12,105,557	$11,937,057	$11,792,459	$12,776,666	$13,769,995
Accumulated depreciation and amortization	6,212,432	6,104,297	6,002,775	6,001,177	5,910,979
Total equity and noncontrolling interests(3)	17,046,932	17,225,062	17,291,155	17,263,672	17,495,696
Undepreciated book capitalization	$35,364,921	$35,266,416	$35,086,389	$36,041,515	$37,176,670
Net debt to undepreciated book capitalization ratio	34%	34%	34%	35%	37%

Market capitalization:
Common shares outstanding	417,520	417,401	417,305	417,302	417,391
Period end share price	$71.63	$64.62	$55.09	$51.75	$45.78
Common equity market capitalization	$29,906,958	$26,972,453	$22,989,332	$21,595,379	$19,108,160
Total net debt	12,105,557	11,937,057	11,792,459	12,776,666	13,769,995
Noncontrolling interests(3)	1,248,054	1,252,343	1,183,281	1,215,532	1,362,913
Market capitalization	$43,260,569	$40,161,853	$35,965,072	$35,587,577	$34,241,068
Net debt to market capitalization ratio	28%	30%	33%	36%	40%

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
Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding significant accounting policies that impact us. There have been no material changes to these policies in 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “pro forma,” “estimate” or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower’s actual results to differ materially from Welltower’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the duration and scope of the COVID-19 pandemic; uncertainty regarding the implementation and impact of the CARES Act and future stimulus or other COVID-19 relief legislation; the impact of the COVID-19 pandemic on occupancy rates and on the operations of Welltower and its operators/tenants; actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting Welltower’s properties and the operations of Welltower and its operators/tenants; the effects of health and safety measures adopted by Welltower and its operators/tenants related to the COVID-19 pandemic; increased operational costs as a result of health and safety measures related to COVID-19; the impact of the COVID-19 pandemic on the business and financial condition of operators/tenants and their ability to make payments to Welltower; disruptions to Welltower's property acquisition and disposition activity due to economic uncertainty caused by COVID-19; general economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth; the status of capital markets, including availability and cost of capital; uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting Welltower’s properties; Welltower’s ability to re-lease space at similar rates as vacancies occur; Welltower’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower’s properties; changes in rules or practices governing Welltower’s financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower’s ability to maintain Welltower’s qualification as a REIT; key management personnel recruitment and retention; and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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

	March 31, 2021		December 31, 2020
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$10,710,742	$(760,313)	$9,943,501	$(761,581)
Secured debt	1,600,119	(53,176)	1,702,196	(57,756)
Totals	$12,310,861	$(813,489)	$11,645,697	$(819,337)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At March 31, 2021, we had $2,304,903,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $23,050,000. At December 31, 2020, we had $2,241,909,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,420,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2021, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $2,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2021		December 31, 2020
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$84,219	$12,367	$61,851	$12,731
Debt designated as hedges	1,647,220	16,472	1,630,542	16,305
Totals	$1,731,439	$28,839	$1,692,393	$29,036
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
Item 1A. Risk Factors
There have been no material changes from the risk factors identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2021 are as shown in the table below.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the three months ended March 31, 2021.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2021 through January 31, 2021	29,778	$64.31	—	$—
February 1, 2021 through February 28, 2021	24,080	67.30	—	—
March 1, 2021 through March 31, 2021	8,308	66.32	—	—
Totals	62,166	$65.74	—	$992,348,000
Item 5. Other Information
None.

Item 6. Exhibits

4.1	Supplemental Indenture No. 19, dated as of March 25, 2021, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 25, 2021).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLTOWER INC.
Date:	April 29, 2021	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	April 29, 2021	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2021	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)