Form 10-Q
period 2021-06-30
WELLTOWER INC.
filed 2021-07-30
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of July 23, 2021, the registrant had 422,562,838 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2021 (Unaudited)	December 31, 2020 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,448,542	$3,440,650
Buildings and improvements	28,124,236	28,024,971
Acquired lease intangibles	1,516,971	1,500,030
Real property held for sale, net of accumulated depreciation	592,699	216,613
Construction in progress	458,844	487,742
Less accumulated depreciation and amortization	(6,415,676)	(6,104,297)
Net real property owned	27,725,616	27,565,709
Right of use assets, net	453,621	465,866
Real estate loans receivable, net of credit allowance	1,097,299	443,372
Net real estate investments	29,276,536	28,474,947
Other assets:
Investments in unconsolidated entities	1,020,112	946,234
Goodwill	68,321	68,321
Cash and cash equivalents	513,602	1,545,046
Restricted cash	295,102	475,997
Straight-line rent receivable	331,381	344,066
Receivables and other assets	671,062	629,031
Total other assets	2,899,580	4,008,695
Total assets	$32,176,116	$32,483,642

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	11,157,732	11,420,790
Secured debt	2,304,178	2,377,930
Lease liabilities	409,628	418,266
Accrued expenses and other liabilities	1,061,370	1,041,594
Total liabilities	14,932,908	15,258,580
Redeemable noncontrolling interests	392,379	343,490
Equity:
Common stock	423,933	418,691
Capital in excess of par value	21,161,838	20,823,145
Treasury stock	(108,633)	(104,490)
Cumulative net income	8,425,401	8,327,598
Cumulative dividends	(13,854,145)	(13,343,721)
Accumulated other comprehensive income (loss)	(127,948)	(148,504)
Total Welltower Inc. stockholders’ equity	15,920,446	15,972,719
Noncontrolling interests	930,383	908,853
Total equity	16,850,829	16,881,572
Total liabilities and equity	$32,176,116	$32,483,642
Note: The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Resident fees and services	$740,891	$769,560	$1,464,355	$1,619,532
Rental income	354,723	396,305	657,566	786,265
Interest income	38,448	16,069	58,027	31,310
Other income	6,930	6,541	13,106	9,970
Total revenues	1,140,992	1,188,475	2,193,054	2,447,077

Expenses:
Property operating expenses	642,657	660,764	1,259,983	1,342,545
Depreciation and amortization	240,885	265,371	485,311	540,172
Interest expense	122,341	126,357	245,483	268,364
General and administrative expenses	31,436	34,062	61,362	69,543
Loss (gain) on derivatives and financial instruments, net	(359)	1,434	1,575	9,085
Loss (gain) on extinguishment of debt, net	55,612	249	50,969	249
Provision for loan losses	6,197	1,422	7,580	8,494
Impairment of assets	23,692	75,151	47,260	102,978
Other expenses	11,687	19,411	22,681	25,703
Total expenses	1,134,148	1,184,221	2,182,204	2,367,133

Income (loss) from continuing operations before income taxes and other items	6,844	4,254	10,850	79,944
Income tax (expense) benefit	2,221	(2,233)	(1,722)	(7,675)
Income (loss) from unconsolidated entities	(7,976)	1,332	5,073	(2,360)
Gain (loss) on real estate dispositions, net	44,668	155,863	103,748	418,687
Income (loss) from continuing operations	45,757	159,216	117,949	488,596

Net income	45,757	159,216	117,949	488,596
Less: Net income (loss) attributable to noncontrolling interests(1)	19,500	(20,030)	20,146	(934)
Net income (loss) attributable to common stockholders	$26,257	$179,246	$97,803	$489,530

Average number of common shares outstanding:
Basic	417,452	417,084	417,360	413,696
Diluted	419,305	419,121	419,205	415,775

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.11	$0.38	$0.28	$1.18
Net income (loss) attributable to common stockholders	$0.06	$0.43	$0.23	$1.18

Diluted:
Income (loss) from continuing operations	$0.11	$0.38	$0.28	$1.18
Net income (loss) attributable to common stockholders(2)	$0.06	$0.42	$0.23	$1.17

Dividends declared and paid per common share	$0.61	$0.61	$1.22	$1.48
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$45,757	$159,216	$117,949	$488,596

Other comprehensive income (loss):
Foreign currency translation gain (loss)	12,994	13,015	57,204	(252,562)
Derivative and financial instruments designated as hedges gain (loss)	(9,808)	(27,171)	(29,845)	231,941
Total other comprehensive income (loss)	3,186	(14,156)	27,359	(20,621)

Total comprehensive income (loss)	48,943	145,060	145,308	467,975
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	22,498	(13,543)	26,949	(16,856)
Total comprehensive income (loss) attributable to common stockholders	$26,445	$158,603	$118,359	$484,831

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2021
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2021	$418,691	$20,823,145	$(104,490)	$8,327,598	$(13,343,721)	$(148,504)	$908,853	$16,881,572
Comprehensive income:
Net income (loss)				71,546			(177)	71,369
Other comprehensive income (loss)						20,368	3,729	24,097
Total comprehensive income								95,466
Net change in noncontrolling interests		(14,250)					(20,266)	(34,516)
Amounts related to stock incentive plans, net of forfeitures	175	5,393	(2,029)					3,539
Net proceeds from issuance of common stock		(92)						(92)
Dividends paid:
Common stock dividends					(254,952)			(254,952)
Balances at March 31, 2021	$418,866	$20,814,196	$(106,519)	$8,399,144	$(13,598,673)	$(128,136)	$892,139	$16,691,017
Comprehensive income:
Net income (loss)				26,257			19,695	45,952
Other comprehensive income (loss)						188	2,919	3,107
Total comprehensive income								49,059
Net change in noncontrolling interests		(17,377)					15,630	(1,747)
Amounts related to stock incentive plans, net of forfeitures	51	4,504	(2,114)					2,441
Net proceeds from issuance of common stock	5,016	360,515						365,531
Dividends paid:
Common stock dividends					(255,472)			(255,472)
Balances at June 30, 2021	$423,933	$21,161,838	$(108,633)	$8,425,401	$(13,854,145)	$(127,948)	$930,383	$16,850,829

	Six Months Ended June 30, 2020
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2020	$411,005	$20,190,119	$(78,955)	$7,353,966	$(12,223,534)	$(112,157)	$966,183	$16,506,627
Cumulative change in accounting principle (Note 2)				(5,212)				(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	411,005	20,190,119	(78,955)	7,348,754	(12,223,534)	(112,157)	966,183	16,501,415
Comprehensive income:
Net income (loss)				310,284			18,988	329,272
Other comprehensive income (loss)						15,944	(21,955)	(6,011)
Total comprehensive income								323,261
Net change in noncontrolling interests		37,625					(29,662)	7,963
Amounts related to stock incentive plans, net of forfeitures	246	6,608	(8,020)					(1,166)
Net proceeds from issuance of common stock	6,975	583,890						590,865
Dividends paid:
Common stock dividends					(356,001)			(356,001)
Balances at March 31, 2020	$418,226	$20,818,242	$(86,975)	$7,659,038	$(12,579,535)	$(96,213)	$933,554	$17,066,337
Comprehensive income:
Net income (loss)				179,246			18,659	197,905
Other comprehensive income (loss)						(20,643)	6,298	(14,345)
Total comprehensive income								183,560
Net change in noncontrolling interests		7,299					(70,124)	(62,825)
Amounts related to stock incentive plans, net of forfeitures	28	7,404	832					8,264
Net proceeds from issuance of common stock	89	3,604						3,693
Repurchase of Common Stock			(7,656)					(7,656)
Dividends paid:
Common stock dividends					(254,846)			(254,846)
Balances at June 30, 2020	$418,343	$20,836,549	$(93,799)	$7,838,284	$(12,834,381)	$(116,856)	$888,387	$16,936,527

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income	$117,949	$488,596
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	485,311	540,172
Other amortization expenses	8,854	6,947
Provision for loan losses	7,580	8,494
Impairment of assets	47,260	102,978
Stock-based compensation expense	10,333	14,373
Loss (gain) on derivatives and financial instruments, net	1,575	9,085
Loss (gain) on extinguishment of debt, net	50,969	249
Loss (income) from unconsolidated entities	(5,073)	2,360
Rental income less than (in excess of) cash received	9,688	(25,959)
Amortization related to above (below) market leases, net	(926)	(1,008)
Loss (gain) on real estate dispositions, net	(103,748)	(418,687)
Distributions by unconsolidated entities	4,841	6,795
Increase (decrease) in accrued expenses and other liabilities	18,569	22,348
Decrease (increase) in receivables and other assets	(14,269)	54,873
Net cash provided from (used in) operating activities	638,913	811,616

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(661,285)	(390,802)
Cash disbursed for capital improvements to existing properties	(94,483)	(122,103)
Cash disbursed for construction in progress	(144,344)	(93,031)
Capitalized interest	(9,358)	(9,287)
Investment in loans receivable	(918,407)	(19,538)
Principal collected on loans receivable	248,841	12,796
Other investments, net of payments	3,030	(3,695)
Contributions to unconsolidated entities	(233,296)	(225,739)
Distributions by unconsolidated entities	171,250	8,811
Proceeds from (payments on) derivatives	(13,762)	(13,319)
Proceeds from sales of real property	446,680	1,998,087
Net cash provided from (used in) investing activities	(1,205,134)	1,142,180

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	(1,587,597)
Net proceeds from issuance of senior unsecured notes	1,208,241	1,588,549
Payments to extinguish senior unsecured notes	(1,533,752)	—
Net proceeds from the issuance of secured debt	—	44,921
Payments on secured debt	(98,263)	(345,340)
Net proceeds from the issuance of common stock	366,464	595,313
Repurchase of common stock	—	(7,656)
Payments for deferred financing costs and prepayment penalties	(72,251)	(4,725)
Contributions by noncontrolling interests(1)	65,982	13,764
Distributions to noncontrolling interests(1)	(67,242)	(180,875)
Cash distributions to stockholders	(509,665)	(610,847)
Other financing activities	(7,628)	(9,816)
Net cash provided from (used in) financing activities	(648,114)	(504,309)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	1,996	(9,010)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,212,339)	1,440,477
Cash, cash equivalents and restricted cash at beginning of period	2,021,043	385,766
Cash, cash equivalents and restricted cash at end of period	$808,704	$1,826,243

Supplemental cash flow information:
Interest paid	$221,294	$227,632
Income taxes paid (received), net	1,922	(1,142)

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
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily an indication of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Impact of COVID-19 Pandemic
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the impact of new variants, the effectiveness of vaccines, the overall pace of recovery, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future.
Our Seniors Housing Operating revenues are dependent on occupancy. Spot occupancy declined since the beginning of the pandemic, reaching a low of 72.3% on March 12, 2021. As of June 30, 2021, virtually all communities are now accepting new residents, resulting in an increase in move-in activity and occupancy rates of approximately 230 basis points since the low point to 74.6% on June 30, 2021. Additionally, rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. has resulted in a significant decrease in total resident case counts since mid-January across the portfolio. Monthly spot occupancy rates through June 30, 2021 are as follows:

	December 2020	January 2021	February 2021	March 2021	April 2021	May 2021	June 2021
Spot occupancy (1)	74.7%	73.3%	72.5%	72.6%	73.2%	73.6%	74.6%
Sequential occupancy change(2)		(1.4)%	(0.8)%	0.1%	0.5%	0.5%	0.9%
(1) Spot occupancy represents approximate month end occupancy at our share for 592 properties in operation as of December 31, 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since this date.
(2) Sequential occupancy changes are based on actual spot occupancy and may not recalculate due to rounding.

On a month-to-date basis, as of July 23, 2021, Seniors Housing Operating occupancy has increased approximately 40 basis points. Occupancy continued to strengthen in the U.S. and U.K. with gains of approximately 60 basis points and 30 basis points, respectively, while occupancy in Canada remained flat over the same period.
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio, net of reimbursements including Provider Relief Funds and similar programs in the U.K. and Canada, resulted in a net benefit of approximately $1,535,000 and $22,792,000 for the three and six months ended June 30, 2021, respectively, as compared to a net expense of $40,127,000 and $47,421,000 during the three and six months ended June 30, 2020, respectively. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies, net of reimbursements. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund related to our Seniors Housing Operating portfolio. During the six months ended June 30, 2021, we received total Provider Relief Funds of approximately $40,976,000, which was recognized as a reduction to COVID-19 costs within property operating expenses.
Our Triple-net operators have experienced similar occupancy declines and operating costs as described above with respect to our Seniors Housing Operating properties. Additionally, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) Paycheck Protection Program. In addition, operators of long-term/post-acute care facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have generally received funds from Phases 2 and 3 of the Provider Relief Fund.
During the six months ended June 30, 2021, we collected approximately 95% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable. To the extent the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
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
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2021				June 30, 2020
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$25,636	$30,849	$29,735	$86,220	$15,758	$—	$40,847	$56,605
Buildings and improvements	167,791	268,210	152,737	588,738	132,480	765	171,457	304,702
Acquired lease intangibles	10,679	—	6,274	16,953	10,810	—	23,823	34,633
Receivables and other assets	634	—	8	642	257	—	139	396
Total assets acquired (1)	204,740	299,059	188,754	692,553	159,305	765	236,266	396,336
Accrued expenses and other liabilities	(2,923)	(8,703)	(266)	(11,892)	(671)	—	(2,036)	(2,707)
Total liabilities acquired	(2,923)	(8,703)	(266)	(11,892)	(671)	—	(2,036)	(2,707)
Noncontrolling interests (2)	(2,597)	(2,056)	(14,723)	(19,376)	(2,827)	—	—	(2,827)
Cash disbursed for acquisitions	199,220	288,300	173,765	661,285	155,807	765	234,230	390,802
Construction in progress additions	93,108	46,904	13,371	153,383	53,705	26,262	26,677	106,644
Less: Capitalized interest	(6,014)	(1,238)	(2,106)	(9,358)	(5,470)	(1,826)	(1,991)	(9,287)
Accruals (3)	8	—	311	319	(1,343)	—	(2,983)	(4,326)
Cash disbursed for construction in progress	87,102	45,666	11,576	144,344	46,892	24,436	21,703	93,031
Capital improvements to existing properties	64,438	15,568	14,477	94,483	87,002	4,700	30,401	122,103
Total cash invested in real property, net of cash acquired	$350,760	$349,534	$199,818	$900,112	$289,701	$29,901	$286,334	$605,936
(1) Excludes $301,000 and $580,000 of unrestricted and restricted cash acquired during the six months ended June 30, 2021 and June 30, 2020, respectively.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.
On June 21, 2021, we entered into a definitive agreement to acquire a portfolio of 86 seniors housing properties owned by Holiday Retirement for a total purchase price of $1,576,800,000, which will be included in our Seniors Housing Operating segment. Atria Senior Living will assume operations of the portfolio following its acquisition of the Holiday Retirement management company pursuant to an incentive-based management agreement. We expect to close the transaction during the third quarter.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Development projects:
Seniors Housing Operating	$58,844	$93,188
Triple-net	22,990	33,627
Outpatient Medical	101,867	43,493
Total development projects	183,701	170,308
Expansion projects	—	35,637
Total construction in progress conversions	$183,701	$205,945

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2021	December 31, 2020
Assets:
In place lease intangibles	$1,416,212	$1,406,705
Above market tenant leases	53,066	52,621
Lease commissions	47,693	40,704
Gross historical cost	1,516,971	1,500,030
Accumulated amortization	(1,223,550)	(1,177,513)
Net book value	$293,421	$322,517

Weighted-average amortization period in years	10.7	10.5

Liabilities:
Below market tenant leases	$74,183	$77,851
Accumulated amortization	(41,552)	(40,871)
Net book value	$32,631	$36,980

Weighted-average amortization period in years	8.3	8.3
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental income related to (above)/below market tenant leases, net	$432	$402	$857	$925
Amortization related to in place lease intangibles and lease commissions	(20,432)	(33,316)	(43,211)	(69,293)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2021	$40,278	$3,904
2022	48,245	7,234
2023	34,780	5,092
2024	27,176	2,976
2025	21,943	2,447
Thereafter	120,999	10,978
Total	$293,421	$32,631
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At June 30, 2021, two Seniors Housing Operating, 54 Triple-net, and two Outpatient Medical properties with an aggregate real estate balance of $592,699,000 were classified as held for sale. In addition to the real property balances held for sale, net other assets and (liabilities) of $20,382,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties is approximately $747,153,000.
During the six months ended June 30, 2021, we recorded $18,077,000 of impairment charges related to three Triple-net properties and one Outpatient Medical property which were classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the six months ended June 30, 2021, we recorded $29,183,000 of impairment charges related to two Seniors Housing Operating properties and two Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value. During the six months ended June 30, 2020, we recorded $75,151,000 of impairment charges related to 12 Seniors Housing Operating properties which were classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the six months ended June 30, 2020, we recorded $27,827,000 of impairment charges related to one Seniors Housing Operating property and one Triple-net property that were held for use in which the carrying value exceeded the estimated fair value.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Real estate dispositions:
Seniors Housing Operating	$112,809	$706,964
Triple-net	88,367	33,445
Outpatient Medical	137,890	808,992
Total dispositions	339,066	1,549,401
Gain (loss) on real estate dispositions, net	103,748	418,687
Net other assets/liabilities disposed	3,866	29,999
Proceeds from real estate dispositions	$446,680	$1,998,087
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Total revenues	$19,441	$107,997	$48,943	$253,500
Expenses:
Interest expense	323	3,395	1,438	8,302
Property operating expenses	3,034	50,297	6,203	116,515
Provision for depreciation	1,397	28,090	7,396	54,004
Total expenses	4,754	81,782	15,037	178,821
Income (loss) from real estate dispositions, net	$14,687	$26,215	$33,906	$74,679
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the period presented (in thousands):

		Six Months Ended
	Classification	June 30, 2021	June 30, 2020
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$10,538	$12,516
Non-real estate investment lease expense	General and administrative expenses	2,354	2,549
Finance lease cost:
Amortization of leased assets	Property operating expenses	4,111	4,043
Interest on lease liabilities	Interest expense	3,310	2,695
Sublease income	Rental income	(1,267)	(2,087)
Total		$19,046	$19,716
(1) Includes short-term leases which are immaterial.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	June 30, 2021	December 31, 2020
Right of use assets:
Operating leases - real estate	Right of use assets, net	$296,150	$310,017
Finance leases - real estate	Right of use assets, net	157,471	155,849
Real estate right of use assets, net		453,621	465,866
Operating leases - non-real estate investments	Receivables and other assets	7,248	9,624
Total right of use assets, net		$460,869	$475,490

Lease liabilities:
Operating leases		$298,722	$311,164
Financing leases		110,906	107,102
Total		$409,628	$418,266
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the six months ended June 30, 2021 and 2020, we reserved for straight-line rent receivable balances of $49,241,000 and $34,110,000 through rental income, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the six months ended June 30, 2021, we recognized $657,566,000 of rental income related to operating leases, of which $89,890,000 was for variable lease payments which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the six months ended June 30, 2020, we recognized $786,265,000 of rental income related to operating leases, of which $104,605,000 was for variable lease payments.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $21,938,000 and $15,615,000 as of June 30, 2021 and December 31, 2020, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	June 30, 2021	December 31, 2020
Mortgage loans	$935,572	$299,430
Other real estate loans	179,462	152,739
Allowance for credit losses on real estate loans receivable	(17,735)	(8,797)
Real estate loans receivable, net of credit allowance	1,097,299	443,372
Non-real estate loans	348,061	455,508
Allowance for credit losses on non-real estate loans receivable	(149,697)	(215,239)
Non-real estate loans receivable, net of credit allowance	198,364	240,269
Total loans receivable, net of credit allowance	$1,295,663	$683,641

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Advances on loans receivable:
Investments in new loans	$902,189	$2,477
Draws on existing loans	16,218	17,061
Net cash advances on loans receivable	918,407	19,538

Receipts on loans receivable:
Loan payoffs	179,827	—
Principal payments on loans	69,014	12,796
Net cash receipts on loans receivable	248,841	12,796
Net cash advances (receipts) on loans receivable	$669,566	$6,742
During the quarter ended June 30, 2021, we provided £540 million (approximately $750,330,000 based on the Sterling/ U.S. Dollar exchange rate as of the date of funding) of senior loan financing and a £30 million delayed facility for working capital and capital expenditures to affiliates of Safanad, a global real estate and private equity firm, as part of the recapitalization of its investment in HC-One Group. The loan has a five-year term and is fully collateralized by the shares and assets of the HC-One Group, including its underlying property portfolio of owned assets across the U.K. As part of the transaction, we received equity warrants which provide us the right to participate in the capital appreciation of HC-One Group above a designated price upon liquidation. See Note 12 for additional details.
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	June 30, 2021
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$178,253	$(148,438)	$29,815	3
Collective loan pool	2007-2016	198,975	(3,033)	195,942	17
Collective loan pool	2017	126,493	(1,182)	125,311	7
Collective loan pool	2018	20,652	(324)	20,328	1
Collective loan pool	2019	22,046	(347)	21,699	4
Collective loan pool	2020	49,352	(770)	48,582	8
Collective loan pool	2021	867,324	(13,338)	853,986	9
Total loans		$1,463,095	$(167,432)	$1,295,663	49

In March 2020, we recognized a provision for loan losses of $6,898,000 to fully reserve for one Triple-net non-real estate loan receivable that was no longer deemed collectible. Aside from this specific reserve, the remainder of the provision for loan losses relates to the application of the historical loss experience on the collective loan pools. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2021	June 30, 2020
Balance at beginning of period	$224,036	$68,372
Adoption of ASU 2016-13	—	5,212
Provision for loan losses	7,580	8,494
Loan write-offs (1)	(64,075)	—
Foreign currency translation	(109)	(93)
Balance at end of period	$167,432	$81,985
(1) Includes $62,753,000 related to the Genesis Healthcare lease terminations for the six months ended June 30, 2021. See Note 9 for further details.
The following is a summary of our deteriorated loans (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020
Balance of deteriorated loans at end of period (1)	$178,253	$186,584
Allowance for credit losses	(148,438)	(76,695)
Balance of deteriorated loans not reserved	$29,815	$109,889
Interest recognized on deteriorated loans (2)	$3,122	$7,912
(1) Current year amounts include $2,176,000 and $3,623,000 of loans on non-accrual as of June 30, 2021 and December 31, 2020, respectively. Prior year amounts include $10,716,000 and $2,534,000 as of June 30, 2020 and December 31, 2019, respectively.
(2) Represents cash interest recognized in the period.
8. Investments in Unconsolidated Entities
We participate in a number of joint ventures, which generally invest in seniors housing and health care real estate. Our share of the results of operations for these properties has been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our Consolidated Statements of Comprehensive Income as income or loss from unconsolidated entities. The following is a summary of our investments in unconsolidated entities (dollars in thousands):

	Percentage Ownership (1)	June 30, 2021	December 31, 2020
Seniors Housing Operating	10% to 65%	$766,273	$653,057
Triple-net	10% to 25%	81,100	5,629
Outpatient Medical	15% to 50%	172,739	287,548
Total		$1,020,112	$946,234
(1) Includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At June 30, 2021, the aggregate unamortized basis difference of our joint venture investments of $118,278,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans totaling $270,164,000 related to seven properties as of June 30, 2021 for the development and construction of certain properties which are classified as in substance real estate investments. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810 Consolidation. VIEs are required to be consolidated by their primary beneficiary ("PB") which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the PB of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $20,209,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2021, excluding our share of NOI in unconsolidated entities (dollars in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
ProMedica	217	$111,157	12%
Sunrise Senior Living (3)	166	109,494	12%
Revera (3)	85	45,928	5%
Avery Healthcare	61	41,536	5%
Genesis Healthcare	15	36,677	4%
Remaining portfolio	972	588,279	62%
Totals	1,516	$933,071	100%
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

During the quarter ended March 31, 2021, we entered into definitive agreements to substantially exit our operating relationship with Genesis Healthcare ("Genesis"). The status of these transactions is as follows:
•In April 2021, we contributed nine Triple-net properties operated by Genesis into an 80/20 joint venture with ProMedica and such properties were added to the existing master lease with ProMedica.
•We have entered into definitive agreements to sell 35 Genesis properties for $496 million to a joint venture with Aurora Health Network and Peace Capital. These properties are classified as held for sale as of June 30, 2021, with dispositions expected to occur in the second half of 2021. As of June 30, 2021, we have transferred operations of 28 properties to new operators.
•Additionally, we currently lease seven properties which we previously subleased to Genesis. We have entered into a forward sales agreement with Aurora Health Network that is intended to close simultaneously with the purchase option exercise in April 2023. We have transitioned the operations of these properties into a new lease agreement with a regional operator during the quarter ended June 30, 2021.
•To effectuate the transition of all 51 properties, we agreed to provide Genesis a lease termination fee of $86 million upon successful transition of all properties, which will be used to immediately repay indebtedness to us. The debt reduction associated with the lease termination fee was previously reserved for as an allowance for credit losses on loans receivable.
•Additionally, upon achievement of certain restructuring milestones, we will reduce Genesis' indebtedness by an additional $170 million in exchange for an equity interest in Genesis. Upon conclusion of the aforementioned loan transactions, Genesis will have $167 million of indebtedness to us, exclusive of additional paid in kind interest, which will carry a maturity date of January 1, 2024. As of June 30, 2021, our total carrying value of Genesis loans receivable, net of allowances for credit losses, was $144,667,000.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At June 30, 2021, we had a primary unsecured credit facility with a consortium of 34 banks that includes a $4,000,000,000 unsecured revolving credit facility (none outstanding at June 30, 2021), a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2023 and a $3,000,000,000 tranche that matures on June 4, 2025. Both tranches may be extended for two successive terms of six month at our option. The term credit facilities mature on July 19, 2023. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2021). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate. The applicable margin is based on our debt ratings and was 0.775% at June 30, 2021. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at June 30, 2021.
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at June 30, 2021).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance outstanding at quarter end	$—	$—	$—	$—
Maximum amount outstanding at any month end	$195,000	$685,000	$195,000	$2,100,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$289,231	$405,165	$145,414	$999,490
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	0.76%	1.57%	0.76%	2.08%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At June 30, 2021, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (1,3)	Totals
2021	$—	$253,459	$253,459
2022	10,000	486,699	496,699
2023 (4, 5)	701,525	489,409	1,190,934
2024	1,350,000	185,318	1,535,318
2025	1,250,000	181,449	1,431,449
Thereafter (6, 7, 8)	7,941,460	714,794	8,656,254
Totals	$11,252,985	$2,311,128	$13,564,113
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 0.79% to 6.50%.
(3) Annual interest rates range from 0.03% to 7.93%. Carrying value of the properties securing the debt totaled $5,312,000,000 at June 30, 2021.
(4) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $201,525,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2021). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.90% (1.31% at June 30, 2021).
(5) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.90% (1.00% at June 30, 2021).
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $241,830,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2021).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $759,330,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2021).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $690,300,000 based on the Sterling/U.S. Dollar exchange rate in effect on June 30, 2021).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2021		June 30, 2020
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$11,509,533	3.67%	$10,427,562	4.03%
Debt issued	1,250,000	2.50%	1,600,000	1.89%
Debt extinguished	(1,533,752)	2.42%	—	—%
Foreign currency	27,204	3.57%	(114,851)	4.30%
Ending balance	$11,252,985	3.71%	$11,912,711	3.65%
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30, 2021		June 30, 2020
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,378,073	3.27%	$2,993,342	3.63%
Debt issued	—	—%	44,921	2.58%
Debt extinguished	(66,593)	6.01%	(314,631)	2.94%
Principal payments	(31,670)	3.48%	(30,709)	3.55%
Foreign currency	31,318	2.89%	(64,934)	3.13%
Ending balance	$2,311,128	3.10%	$2,627,989	3.09%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2021, we were in compliance in all material respects with the covenants under our debt agreements.
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
During the six months ended June 30, 2021 and 2020, we settled certain net investment hedges necessitating cash payments of $7,196,000 and generating cash proceeds of $3,485,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Equity Warrants
We received equity warrants through our lending activities further described in Note 7, which were accounted for as loan origination fees. The warrants provide us the right to participate in the capital appreciation of the underlying company above a designated price upon liquidation and contain net settlement terms qualifying as derivatives under ASC Topic 815. The warrants are classified within receivables and other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within gain (loss) on derivatives and financial instruments in our Consolidated Statements of Comprehensive Income.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$625,000	$625,000
Denominated in Pound Sterling	£1,880,708	£1,340,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$25,000	$450,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Forward sales contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At June 30, 2021 the maximum maturity date was November 1, 2023.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location	2021	2020	2021	2020
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$5,544	$4,106	$11,567	$10,751
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(936)	$(1,953)	$(1,656)	$(2,048)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(9,808)	$(27,171)	$(29,845)	$231,941
13. Commitments and Contingencies
At June 30, 2021, we had 12 outstanding letter of credit obligations totaling $22,404,000 and expiring between 2021 and 2024. At June 30, 2021, we had outstanding construction in progress of $458,844,000 and were committed to providing additional funds of approximately $819,168,000 to complete construction. Additionally, at June 30, 2021, we had outstanding investments classified as in substance real estate of $270,164,000 and were committed to provide additional funds of $20,209,000 (see Note 8 for additional information). Purchase obligations at June 30, 2021, include $1,576,800,000 representing a definitive agreement to acquire 86 seniors housing properties from Holiday Retirement, expected to close during the third quarter. Purchase obligations also include $58,673,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2021	December 31, 2020
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	424,339,944	419,124,469
Outstanding shares	422,561,863	417,400,602
Common Stock In May 2021, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $2,000,000,000 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements. As of June 30, 2021, we had $1,905,854,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 13,052,375 shares with maturity dates in 2022 which we expect to physically settle for cash proceeds of $1,036,503,000.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the six months ended June 30, 2021.
The following is a summary of our common stock issuances during the six months ended June 30, 2021 and 2020 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2020 Dividend reinvestment plan issuances	264,153	$72.33	$19,105	$19,105
2020 Option exercises	251	47.81	12	12
2020 ATM Program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	183,398		—	—
2020 Totals	7,247,780		$607,189	$595,313

2021 ATM Program issuances	5,015,673	74.15	371,937	366,464
2021 Stock incentive plans, net of forfeitures	145,588		—	—
2021 Totals	5,161,261		$371,937	$366,464
Dividends The decrease in dividends is attributable to the declaration of a reduced cash dividend beginning with the quarter ending March 31, 2020. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2021		June 30, 2020
	Per Share	Amount	Per Share	Amount
Common stock	$1.22	$510,424	$1.48	$610,847
Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Foreign currency translation	$(571,391)	$(621,792)
Derivative and financial instruments designated as hedges	443,443	473,288
Total accumulated other comprehensive income (loss)	$(127,948)	$(148,504)

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to four years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $4,757,000 and $10,333,000 for the three and six months ended June 30, 2021, respectfully, and $7,290,000 and $14,373,000 for the same periods in 2020.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$26,257	$179,246	$97,803	$489,530

Adjustment for net income (loss) attributable to OP units	(873)	(1,366)	(2,225)	(2,754)
Numerator for diluted earnings per share	$25,384	$177,880	$95,578	$486,776

Denominator for basic earnings per share - weighted average shares	417,452	417,084	417,360	413,696
Effect of dilutive securities:
Non-vested restricted shares	438	619	430	661
Redeemable OP units	1,396	1,396	1,396	1,396
Employee stock purchase program	19	22	19	22
Dilutive potential common shares	1,853	2,037	1,845	2,079
Denominator for diluted earnings per share - adjusted weighted average shares	419,305	419,121	419,205	415,775

Basic earnings per share	$0.06	$0.43	$0.23	$1.18
Diluted earnings per share	$0.06	$0.42	$0.23	$1.17
As of June 30, 2021, forward sales agreements outstanding for the sale of 13,052,375 shares of common stock were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive to the three and six month periods ended June 30, 2021.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Equity Warrants — The fair value of equity warrants is estimated using Level 3 inputs and includes data points such as net equity of the underlying HC-One Group real estate portfolio, marketability discount for private company warrants, dividend yield, volatility and risk-free rate.
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
Foreign Currency Forward Contracts, Interest Rate Swaps and Cross Currency Swaps — Foreign currency forward contracts, interest rate swaps and cross currency swaps are recorded in other assets or other liabilities on the balance sheet at fair value that is derived from observable market data, including yield curves and foreign exchange rates.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$919,812	$935,528	$293,752	$297,207
Other real estate loans receivable	177,487	173,889	149,620	152,211
Equity securities	3,061	3,061	4,636	4,636
Cash and cash equivalents	513,602	513,602	1,545,046	1,545,046
Restricted cash	295,102	295,102	475,997	475,997
Non-real estate loans receivable	198,364	202,877	240,269	255,724
Foreign currency forward contracts, interest rate swaps and cross currency swaps	6,256	6,256	4,668	4,668
Equity warrants	32,419	32,419	—	—

Financial liabilities:
Senior unsecured notes	$11,157,732	$12,544,312	$11,420,790	$13,093,926
Secured debt	2,304,178	2,364,951	2,377,930	2,451,782
Foreign currency forward contracts, interest rate swaps and cross currency swaps	89,929	89,929	118,054	118,054

Redeemable OP unitholder interests	$148,332	$148,332	$116,240	$115,346
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Equity securities	$3,061	$3,061	$—	$—
Equity warrants	32,419	—	—	32,419
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(83,673)	—	(83,673)	—
Totals	$(48,193)	$3,061	$(83,673)	$32,419
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended June 30, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$740,891	$—	$—	$—	$740,891
Rental income	—	204,725	149,998	—	354,723
Interest income	856	32,861	4,731	—	38,448
Other income	802	1,355	4,343	430	6,930
Total revenues	742,549	238,941	159,072	430	1,140,992

Property operating expenses	582,361	12,627	45,495	2,174	642,657
Consolidated net operating income	160,188	226,314	113,577	(1,744)	498,335

Depreciation and amortization	131,035	54,406	55,444	—	240,885
Interest expense	10,553	1,704	3,907	106,177	122,341
General and administrative expenses	—	—	—	31,436	31,436
Loss (gain) on derivatives and financial instruments, net	—	(359)	—	—	(359)
Loss (gain) on extinguishment of debt, net	3,106	—	—	52,506	55,612
Provision for loan losses	(181)	10,019	(3,641)	—	6,197
Impairment of assets	17,713	3,768	2,211	—	23,692
Other expenses	3,709	4,110	1,098	2,770	11,687
Income (loss) from continuing operations before income taxes and other items	(5,747)	152,666	54,558	(194,633)	6,844
Income tax (expense) benefit	—	—	—	2,221	2,221
Income (loss) from unconsolidated entities	(12,938)	4,877	85	—	(7,976)
Gain (loss) on real estate dispositions, net	(28)	42,709	1,987	—	44,668
Income (loss) from continuing operations	(18,713)	200,252	56,630	(192,412)	45,757
Net income (loss)	$(18,713)	$200,252	$56,630	$(192,412)	$45,757

Total assets	$16,129,367	$9,490,724	$6,212,491	$343,534	$32,176,116

Three Months Ended June 30, 2020:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$769,560	$—	$—	$—	$769,560
Rental income	—	217,492	178,813	—	396,305
Interest income	88	15,520	461	—	16,069
Other income	4,002	607	1,557	375	6,541
Total revenues	773,650	233,619	180,831	375	1,188,475

Property operating expenses	595,513	13,563	51,688	—	660,764
Consolidated net operating income	178,137	220,056	129,143	375	527,711

Depreciation and amortization	139,163	58,138	68,070	—	265,371
Interest expense	14,029	2,746	4,326	105,256	126,357
General and administrative expenses	—	—	—	34,062	34,062
Loss (gain) on derivatives and financial instruments, net	—	1,434	—	—	1,434
Loss (gain) on extinguishment of debt, net	(492)	—	741	—	249
Provision for loan losses	—	1,451	(29)	—	1,422
Impairment of assets	75,151	—	—	—	75,151
Other expenses	5,251	3,500	6,456	4,204	19,411
Income (loss) from continuing operations before income taxes and other items	(54,965)	152,787	49,579	(143,147)	4,254
Income tax (expense) benefit	—	—	—	(2,233)	(2,233)
Income (loss) from unconsolidated entities	(6,787)	6,403	1,716	—	1,332
Gain (loss) on real estate dispositions, net	14,465	2,148	139,250	—	155,863
Income (loss) from continuing operations	(47,287)	161,338	190,545	(145,380)	159,216
Net income (loss)	$(47,287)	$161,338	$190,545	$(145,380)	$159,216

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2021	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,464,355	$—	$—	$—	$1,464,355
Rental income	—	357,188	300,378	—	657,566
Interest income	1,975	47,783	8,269	—	58,027
Other income	2,621	2,452	6,648	1,385	13,106
Total revenues	1,468,951	407,423	315,295	1,385	2,193,054

Property operating expenses	1,138,329	25,468	92,358	3,828	1,259,983
Consolidated net operating income	330,622	381,955	222,937	(2,443)	933,071

Depreciation and amortization	263,621	111,073	110,617	—	485,311
Interest expense	21,971	3,586	7,922	212,004	245,483
General and administrative expenses	—	—	—	61,362	61,362
Loss (gain) on derivatives and financial instruments, net	—	1,575	—	—	1,575
Loss (gain) on extinguishment of debt, net	(1,537)	—	—	52,506	50,969
Provision for loan losses	70	10,872	(3,362)	—	7,580
Impairment of assets	22,317	22,732	2,211	—	47,260
Other expenses	7,168	9,093	1,810	4,610	22,681
Income (loss) from continuing operations before income taxes and other items	17,012	223,024	103,739	(332,925)	10,850
Income tax (expense) benefit	—	—	—	(1,722)	(1,722)
Income (loss) from unconsolidated entities	(7,704)	9,784	2,993	—	5,073
Gain (loss) on real estate dispositions, net	5,167	44,751	53,830	—	103,748
Income (loss) from continuing operations	14,475	277,559	160,562	(334,647)	117,949
Net income (loss)	$14,475	$277,559	$160,562	$(334,647)	$117,949

Six Months Ended June 30, 2020	Seniors Housing Operating		Triple-net		Outpatient Medical		Non-segment / Corporate	Total
Resident fees and services	$1,619,532		$—		$—		$—	$1,619,532
Rental income	—		408,877		377,388		—	786,265
Interest income	192		30,191		927		—	31,310
Other income	5,054		2,280		1,845		791	9,970
Total revenues	1,624,778		441,348		380,160		791	2,447,077

Property operating expenses	1,203,384		26,865		112,296		—	1,342,545
Consolidated net operating income	421,394		414,483		267,864		791	1,104,532

Depreciation and amortization	285,937		115,832		138,403		—	540,172
Interest expense	30,463		5,598		9,134		223,169	268,364
General and administrative expenses	—		—		—		69,543	69,543
Loss (gain) on derivatives and financial instruments, net	—		9,085		—		—	9,085
Loss (gain) on extinguishment of debt, net	(492)		—		741		—	249
Provision for loan losses	—	18.69	8,523	—	(29)	18.69	—	8,494
Impairment of assets	78,646		24,332		—		—	102,978
Other expenses	8,240		4,013		7,463		5,987	25,703
Income (loss) from continuing operations before income taxes and other items	18,600		247,100		112,152		(297,908)	79,944
Income tax (expense) benefit	—		—		—		(7,675)	(7,675)
Income (loss) from unconsolidated entities	(17,811)		12,199		3,252		—	(2,360)
Gain (loss) on real estate dispositions, net	14,316		51,785		352,586		—	418,687
Income (loss) from continuing operations	15,105		311,084		467,990		(305,583)	488,596
Net income (loss)	$15,105		$311,084		$467,990		$(305,583)	$488,596

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Revenues:	Amount(1)	%	Amount	%	Amount(1)	%	Amount	%
United States	$893,672	78.4%	$973,772	81.9%	$1,719,320	78.4%	$2,001,553	81.8%
United Kingdom	140,756	12.3%	109,437	9.2%	259,630	11.8%	227,319	9.3%
Canada	106,564	9.3%	105,266	8.9%	214,104	9.8%	218,205	8.9%
Total	$1,140,992	100.0%	$1,188,475	100.0%	$2,193,054	100.0%	$2,447,077	100.0%

	As of
	June 30, 2021		December 31, 2020
Assets:	Amount	%	Amount	%
United States	$25,673,854	79.8%	$26,658,659	82.1%
United Kingdom	4,075,693	12.7%	3,352,549	10.3%
Canada	2,426,569	7.5%	2,472,434	7.6%
Total	$32,176,116	100.0%	$32,483,642	100.0%
(1) The United States, United Kingdom and Canada represent 73%, 13% and 14% of our resident fees and services revenue for the three and six month periods ended June 30, 2021, respectively.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the six months ended June 30, 2021 and 2020, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
The CARES Act, among its economic stimulus provisions, includes a number of tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carrybacks, alternative minimum tax credit

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

	June 30, 2021	December 31, 2020
Assets:
Net real estate investments	$449,437	$454,333
Cash and cash equivalents	12,469	15,547
Receivables and other assets	8,755	11,171
Total assets (1)	$470,661	$481,051

Liabilities and equity:
Secured debt	$164,510	$165,671
Lease liabilities	1,324	1,325
Accrued expenses and other liabilities	11,368	14,997
Total equity	293,459	299,058
Total liabilities and equity	$470,661	$481,051
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
The following table summarizes our consolidated portfolio for the three months ended June 30, 2021 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$160,188	32.0%	581
Triple-net	226,314	45.3%	643
Outpatient Medical	113,577	22.7%	292
Totals	$500,079	100.0%	1,516

(1) Represents consolidated NOI and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See Non-GAAP Financial Measures for additional information and reconciliation.

The COVID-19 pandemic has had and may continue to have material and adverse effects on our financial condition, results of operations and cash flows in the future. The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the effectiveness of vaccines, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, the overall pace of recovery, among others.
Our Seniors Housing Operating revenues are dependent on occupancy. Spot occupancy has declined since the beginning of the pandemic, reaching a low of 72.3% on March 12, 2021. Virtually all communities are now accepting new residents, resulting in an increase in move-in activity and occupancy rates of 230 basis points since the low point to 74.6% as of June 30, 2021. Additionally, rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. has resulted in a significant decrease in total resident case counts across the portfolio.
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
Our Triple-net operators are experiencing similar trends related to occupancy and operating costs as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Paycheck Protection Program. In addition, operators of long-term/post-acute care facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have generally received funds from Phase 2 and Phase 3 of the Provider Relief Fund.
During the six months ended June 30, 2021, we collected approximately 95% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made during the six months ended June 30, 2021. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable. To the extent the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.

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
For the six months ended June 30, 2021, resident fees and services and rental income represented 67% and 30%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At June 30, 2021, we had $513,602,000 of cash and cash equivalents, $295,102,000 of restricted cash and $4,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Transactions
Capital The following summarizes key capital transactions that occurred during the six months ended June 30, 2021 and subsequent events:
•In March 2021, we completed the issuance of $750,000,000 senior unsecured notes bearing interest at 2.80% with a maturity date of June 2031.
•In April 2021, we repaid our $339,128,000 of our 3.75% senior unsecured notes due March 2023, $334,624,000 of our 3.95% senior unsecured notes due September 2023, and $15,000,000 of our term loan due April 2022.
•In May 2021, we entered into an amended and restated ATM Program (as defined below) pursuant to which we may offer and sell up to $2,000,000,000 of common stock from time to time. Since the beginning of the year, we sold 22,311,042 shares of common stock under our current and previous ATM Programs via forward sale agreements which are expected to generate gross proceeds of approximately $1,761,767,000, of which 5,015,673 shares have been settled resulting in $371,937,000 of gross proceeds during the six months ended June 30, 2021.
•In June 2021, we closed on a new $4,700,000,000 unsecured credit facility with improved pricing across our line of credit and terminated the existing unsecured credit facility. The credit facility includes $4,000,000,000 of revolving credit capacity at a borrowing rate of 77.5 basis points over LIBOR, $500,000,000 of USD term loan capacity at a borrowing rate of 90.0 basis points over LIBOR and $250,000,000 CAD term loan capacity at 90.0 basis points over CDOR.
•In June 2021, we repaid the remaining $845,000,000 of our term loan due April 2022.
•In June 2021, we completed the issuance of $500,000,000 senior unsecured notes bearing interest at 2.05% with a maturity date of January 2029.
•During the six months ended June 30, 2021, we extinguished $66,593,000 of secured debt at a blended average interest rate of 6.01%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2021 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	27	$204,106	0.8%
Triple-net	14	299,059	6.2%
Outpatient Medical	3	188,746	5.7%
Totals	44	$691,911	4.5%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the six months ended June 30, 2021 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating	12	$118,590	$112,809	4.6%
Triple-net	11	133,704	88,367	7.2%
Outpatient Medical	10	194,386	137,890	5.2%
Totals	33	$446,680	$339,066	5.7%

(1) Represents net proceeds received upon disposition, including any seller financing.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
Dividends Our Board of Directors declared a cash dividend for the quarter ended June 30, 2021 of $0.61 per share. On August 19, 2021, we will pay our 201st consecutive quarterly cash dividend to stockholders of record on August 12, 2021.

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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2020	2020	2020	2020
Net income (loss)	$45,757	$72,192	$155,278	$394,978	$159,216	$329,380
NICS	26,257	71,546	163,729	325,585	179,246	310,284
FFO	248,840	287,167	225,827	185,014	335,597	356,124
NOI	498,335	434,736	501,455	402,157	527,711	576,821
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2020	2020	2020	2020

Net debt to book capitalization ratio	43%	42%	41%	41%	43%	44%
Net debt to undepreciated book capitalization ratio	35%	34%	34%	34%	35%	37%
Net debt to market capitalization ratio	26%	28%	30%	33%	36%	40%

Interest coverage ratio	3.30x	3.56x	4.20x	6.23x	4.29x	5.42x
Fixed charge coverage ratio	2.93x	3.16x	3.72x	5.52x	3.84x	4.88x
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2020	2020	2020	2020
Property mix:(1)
Seniors Housing Operating	32%	39%	32%	43%	34%	42%
Triple-net	45%	36%	45%	27%	42%	34%
Outpatient Medical	23%	25%	23%	30%	24%	24%

Relationship mix: (1)
ProMedica	12%	12%	11%	13%	10%	9%
Sunrise Senior Living (2)	10%	14%	12%	15%	10%	14%
Revera (2)	5%	5%	4%	6%	5%	6%
Avery Healthcare	4%	5%	4%	5%	3%	3%
Genesis Healthcare (3)	2%	6%	6%	(16)%	6%	5%
Remaining relationships	67%	58%	63%	77%	66%	63%

Geographic mix:(1)
United Kingdom	13%	10%	11%	12%	8%	9%
California	12%	15%	12%	17%	14%	15%
Texas	9%	7%	10%	12%	10%	7%
Canada	7%	7%	5%	8%	6%	7%
Pennsylvania	5%	6%	6%	4%	6%	6%
Remaining geographic areas	54%	55%	56%	47%	56%	56%

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
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2021 (dollars in thousands):

	Expiration Year (1)
	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Thereafter
Triple-net:
Properties	79	35	3	4	28	66	18	14	14	23	399
Base rent (2)	$19,970	$2,913	$2,482	$11,431	$6,147	$70,400	$32,044	$16,839	$31,393	$42,221	$379,642
% of base rent	3.2%	0.5%	0.4%	1.9%	1.0%	11.4%	5.2%	2.7%	5.1%	6.9%	61.7%
Units/beds	10,033	3,001	304	777	1,759	5,216	2,350	1,474	1,214	2,439	40,309
% of Units/beds	14.6%	4.4%	0.4%	1.1%	2.6%	7.6%	3.4%	2.1%	1.8%	3.5%	58.5%

Outpatient Medical:
Square feet	716,895	1,632,054	1,750,297	1,986,690	993,235	1,423,668	1,011,592	947,862	727,697	1,423,987	4,415,518
Base rent (2)	$21,867	$48,606	$49,071	$60,206	$28,076	$36,667	$26,413	$25,172	$20,538	$35,919	$102,903
% of base rent	4.8%	10.7%	10.8%	13.2%	6.2%	8.1%	5.8%	5.5%	4.5%	7.9%	22.5%
Leases	189	351	362	327	210	241	134	122	74	97	163
% of Leases	8.3%	15.5%	15.9%	14.4%	9.3%	10.6%	5.9%	5.4%	3.3%	4.3%	7.1%

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

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	$	%
Cash, cash equivalents and restricted cash at beginning of period	$2,021,043	$385,766	$1,635,277	424%
Cash provided from (used in) operating activities	638,913	811,616	(172,703)	(21)%
Cash provided from (used in) investing activities	(1,205,134)	1,142,180	(2,347,314)	(206)%
Cash provided from (used in) financing activities	(648,114)	(504,309)	(143,805)	(29)%
Effect of foreign currency translation	1,996	(9,010)	11,006	122%
Cash, cash equivalents and restricted cash at end of period	$808,704	$1,826,243	$(1,017,539)	(56)%
Operating Activities The changes in net cash provided from operating activities are primarily attributable to declines in revenue as a result of decreased occupancy at our Seniors Housing Operating properties, straight-line receivable reserves related to Triple-net leases during the six months ended June 30, 2021 and dispositions. Please see “Results of Operations” for discussion of net income fluctuations. For the six months ended June 30, 2021 and 2020, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	$
New development	$144,344	$93,031	$51,313
Recurring capital expenditures, tenant improvements and lease commissions	30,171	40,939	(10,768)
Renovations, redevelopments and other capital improvements	64,312	81,164	(16,852)
Total	$238,827	$215,134	$23,693
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In March 2021, we completed the issuance of $750,000,000 senior unsecured notes with a maturity date of June 2031. In June 2021, we completed the issuance of $500,000,000 senior unsecured notes with a maturity date of January 2029. Net proceeds from these debt issuances were used to redeem the remaining $339,128,000 of our 3.75% senior unsecured notes due 2023, $334,624,000 of our 3.95% senior unsecured notes due 2023, and $860,000,000 remaining on our term loan due April 2022. In June 2021, we closed on a new $4,700,000,000 unsecured credit facility. The credit facility includes $4,000,000,000 of revolving credit capacity. As of June 30, 2021, we have total near-term available liquidity of approximately $4.5 billion. However, we are unable to accurately predict the full impact that the pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, including factors identified under the heading “Risk Factors".
Off-Balance Sheet Arrangements
At June 30, 2021, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 65%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At June 30, 2021, we had 12 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$8,850,000	$—	$—	$2,600,000	$6,250,000
Canadian Dollar senior unsecured notes (2)	241,830	—	—	—	241,830
Pounds Sterling senior unsecured notes (2)	1,449,630	—	—	—	1,449,630
U.S. Dollar term credit facility	510,000	—	510,000	—	—
Canadian Dollar term credit facility (2)	201,525	—	201,525	—	—
Secured debt: (1,2)
Consolidated	2,311,128	253,459	976,108	366,767	714,794
Unconsolidated	1,197,017	46,642	249,822	620,367	280,186
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,924,830	237,112	835,267	715,398	2,137,053
Consolidated secured debt (2)	274,323	35,063	99,998	57,753	81,509
Unconsolidated secured debt (2)	197,962	19,757	71,900	45,170	61,135
Financing lease liabilities (4)	193,412	6,610	77,915	2,864	106,023
Operating lease liabilities (4)	981,865	14,986	37,540	33,341	895,998
Purchase obligations (5,6)	2,474,851	1,889,654	514,797	53,528	16,872
Total contractual obligations	$22,808,373	$2,503,283	$3,574,872	$4,495,188	$12,235,030

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
(6) Purchase obligations at June 30, 2021, include $1,576,800,000 representing a definitive agreement to acquire 86 seniors housing properties from Holiday Retirement, expected to close during the third quarter.

Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2021, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
On May 4, 2021, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement on Form S-3 covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units to replace our existing “universal” shelf registration statement filed with the SEC on May 17, 2018, and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock to replace our existing DRIP registration statement on Form S-3 filed with the SEC on May 17, 2018. As of July 23, 2021, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On May 4, 2021, we entered into (i) an equity distribution agreement (the “EDA”) with each of Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., Raymond James & Associates, Inc., RBC Capital Markets, LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated, TD Securities (USA) LLC, Truist Securities, Inc., UBS Securities LLC and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $2,000,000,000 aggregate amount of our common stock and (ii) separate master forward sale confirmations with each of Bank of America, N.A., Bank of Montreal, The Bank of New York Mellon, Barclays Bank PLC, Citibank, N.A., Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG, London Branch, Goldman Sachs & Co. LLC, Jefferies LLC, JPMorgan Chase Bank, National Association, KeyBanc Capital Markets Inc., Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Raymond James & Associates, Inc., Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, Truist Bank, UBS AG, London Branch and Wells Fargo Bank, National Association (together with the EDA, the “ATM Program”), replacing the ATM Program entered into on February 25, 2019. The ATM Program also allows us to enter into forward sale agreements. As of July 23, 2021, we had $1,905,854,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 17,295,369 shares or approximately $1,389,830,000 with maturity dates in 2022. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the new “universal” shelf registration statement, the Company also filed with the SEC two prospectus supplements that will continue offerings that were previously covered by prospectus supplements and the accompanying prospectus to the prior registration statement relating to: (i) the registration and possible issuance of up to 620,731 shares of the Company’s common stock (the “DownREIT Shares”), that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT Units”) of HCN G&L DownREIT, LLC, a Delaware limited liability company (the “DownREIT”), tender such DownREIT Units for redemption by the DownREIT, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of the Company (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT and to satisfy all or a portion of the redemption consideration by issuing DownREIT Shares to the holders instead of or in addition to paying a cash amount; and (ii) the registration and possible issuance of up to 475,327 shares common stock (the “DownREIT II Shares”), that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT II Units,” and collectively with the DownREIT Units, the “Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT II”), tender such DownREIT II Units for redemption by the DownREIT II, and the Managing Member, or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended				Change			Six Months Ended				Change
	June 30,		June 30,					June 30,		June 30,
	2021		2020		Amount		%	2021		2020		Amount		%
Net income	$45,757		$159,216		$(113,459)		(71)%	$117,949		$488,596		$(370,647)		(76)%
NICS	26,257		179,246		(152,989)		(85)%	97,803		489,530		(391,727)		(80)%
FFO	248,840		335,597		(86,757)		(26)%	536,007		691,721		(155,714)		(23)%
EBITDA	406,762		553,177		(146,415)		(26)%	850,465		1,304,807		(454,342)		(35)%
NOI	498,335		527,711		(29,376)		(6)%	933,071		1,104,532		(171,461)		(16)%
SSNOI	391,695		410,232		(18,537)		(5)%	778,551		861,613		(83,062)		(10)%
Per share data (fully diluted):
NICS	$0.06		$0.42		$(0.36)		(86)%	$0.23		$1.17		$(0.95)		(81)%
FFO	$0.59		$0.80		$(0.21)		(26)%	$1.28		$1.66		$(0.38)		(23)%

Interest coverage ratio	3.30	x	4.29	x	(0.99)	x	(23)%	3.43	x	4.88	x	(1.45)	x	(30)%
Fixed charge coverage ratio	2.93	x	3.84	x	(0.91)	x	(24)%	3.04	x	4.37	x	(1.33)	x	(30)%
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's Share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2021	June 30, 2020	$	%	June 30, 2021	June 30, 2020	$	%
SSNOI (1)	$147,557	$170,005	$(22,448)	(13.2)%	$303,978	$388,474	$(84,496)	(21.8)%
(1) For the QTD and YTD Pools, amounts relate to 528 and 519 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2021	2020	$	%	2021	2020	$	%
Revenues:
Resident fees and services	$740,891	$769,560	$(28,669)	(4)%	$1,464,355	$1,619,532	$(155,177)	(10)%
Interest income	856	88	768	873%	1,975	192	1,783	929%
Other income	802	4,002	(3,200)	(80)%	2,621	5,054	(2,433)	(48)%
Total revenues	742,549	773,650	(31,101)	(4)%	1,468,951	1,624,778	(155,827)	(10)%
Property operating expenses	582,361	595,513	(13,152)	(2)%	1,138,329	1,203,384	(65,055)	(5)%
NOI (1)	160,188	178,137	(17,949)	(10)%	330,622	421,394	(90,772)	(22)%
Other expenses:
Depreciation and amortization	131,035	139,163	(8,128)	(6)%	263,621	285,937	(22,316)	(8)%
Interest expense	10,553	14,029	(3,476)	(25)%	21,971	30,463	(8,492)	(28)%
Loss (gain) on extinguishment of debt, net	3,106	(492)	3,598	731%	(1,537)	(492)	(1,045)	(212)%
Provision for loan losses	(181)	—	(181)	n/a	70	—	70	n/a
Impairment of assets	17,713	75,151	(57,438)	(76)%	22,317	78,646	(56,329)	(72)%
Other expenses	3,709	5,251	(1,542)	(29)%	7,168	8,240	(1,072)	(13)%
	165,935	233,102	(67,167)	(29)%	313,610	402,794	(89,184)	(22)%
Income (loss) from continuing operations before income taxes and other items	(5,747)	(54,965)	49,218	90%	17,012	18,600	(1,588)	(9)%
Income (loss) from unconsolidated entities	(12,938)	(6,787)	(6,151)	(91)%	(7,704)	(17,811)	10,107	57%
Gain (loss) on real estate dispositions, net	(28)	14,465	(14,493)	(100)%	5,167	14,316	(9,149)	(64)%
Income from continuing operations	(18,713)	(47,287)	28,574	60%	14,475	15,105	(630)	(4)%
Net income (loss)	(18,713)	(47,287)	28,574	60%	14,475	15,105	(630)	(4)%
Less: Net income (loss) attributable to noncontrolling interests	7,469	(26,156)	33,625	129%	2,545	(28,088)	30,633	109%
Net income (loss) attributable to common stockholders	$(26,182)	$(21,131)	$(5,051)	(24)%	$11,930	$43,193	$(31,263)	(72)%

(1) See Non-GAAP Financial Measures below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Decreases in resident fees and services and property operating expenses are primarily a result of decreases in occupancy across the portfolio due to the COVID-19 pandemic and property dispositions. Spot occupancy has declined since the beginning of the pandemic, reaching a low of 72.3% on March 12, 2021 before beginning to recover resulting in occupancy of 74.6% as of June 30, 2021. Spot occupancy rates through June 30, 2021 are as follows:

	December 2020	January 2021	February 2021	March 2021	April 2021	May 2021	June 2021
Spot occupancy (1)	74.7%	73.3%	72.5%	72.6%	73.2%	73.6%	74.6%
Sequential occupancy change(2)		(1.4)%	(0.8)%	0.1%	0.5%	0.5%	0.9%
(1) Spot occupancy represents approximate month end occupancy at our share for 592 properties in operation as of December 31, 2020, including unconsolidated properties but excluding acquisitions, dispositions and development conversions since this date.
(2) Sequential occupancy changes are based on actual spot occupancy and may not recalculate due to rounding.
On a month-to-date basis, as of July 23, 2021, Seniors Housing Operating occupancy has increased approximately 40 basis points. Occupancy continued to strengthen in the U.S. and U.K. with gains of approximately 60 basis points and 30 basis points, respectively while occupancy in Canada remained flat over the same period.
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio, net of reimbursements including Provider Relief Funds and similar programs in the U.K. and Canada, resulted in a net benefit of approximately $1,535,000 and $22,792,000 during the three and six months ended June 30, 2021, respectively, as compared to a net expense of $40,127,000 and $47,421,000 during the three and six months ended June 30, 2020, respectively. These costs included higher labor expenses, coupled with expenditures related to procurement of personal protective equipment and other supplies, net of any reimbursements.
In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund related to our Seniors Housing Operating portfolio. During the six months ended June 30, 2021, we received total Provider Relief Funds of approximately $40,976,000, which was recognized as a reduction to COVID-19 costs within property operating expenses.
The fluctuations in depreciation and amortization are due to acquisitions, dispositions and transitions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the six months ended June 30, 2021, we recorded impairment charges of $22,317,000 related to two held for use properties in which the carrying values exceeded the estimated fair value. During the six months ended June 30, 2020, we recorded impairment charges of $78,646,000 related to 12 held for sale properties and one held for use property. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions.
During the six months ended June 30, 2021, we completed one Seniors Housing Operating construction project representing $58,844,000 or 490,367 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of June 30, 2021 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Units	Commitment	Balance	Est. Completion
Hendon, UK	102	$76,623	$60,773	4Q21
Barnet, UK	100	71,515	51,621	4Q21
Beckenham, UK	100	65,026	55,712	4Q21
Georgetown, TX	188	36,215	5,401	2Q22
New Rochelle, NY	72	42,669	8,846	3Q22
Pflugerville, TX	196	39,500	4,944	3Q22
Sachse, TX	188	38,054	5,806	3Q22
Princeton, NJ	80	29,780	21,670	3Q22
Berea, OH	120	14,934	4,221	4Q22
Painesville, OH	119	14,462	3,563	4Q22
Beaver, PA	116	14,184	3,563	4Q22
	1,381	$442,962	226,120
Toronto, ON	Project in planning stage		49,343
Brookline, MA	Project in planning stage		26,845
Washington, DC	Project in planning stage		26,295
Columbus, OH	Project in planning stage		12,162
Raleigh, NC	Project in planning stage		3,441
Brookhaven, GA	Project in planning stage		7,808
			$352,014
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

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,667,278	2.89%	$2,044,926	3.56%	$1,706,189	3.05%	$2,115,037	3.54%
Debt issued	—	—%	—	—%	—	—%	44,921	2.58%
Debt extinguished	(24,660)	3.31%	(290,198)	2.81%	(66,593)	6.01%	(306,238)	2.90%
Principal payments	(11,986)	3.06%	(11,603)	3.17%	(24,246)	3.11%	(23,776)	3.18%
Foreign currency	14,658	2.74%	36,500	3.01%	29,940	2.77%	(50,319)	3.19%
Ending balance	$1,645,290	2.83%	$1,779,625	2.91%	$1,645,290	2.83%	$1,779,625	2.91%

Monthly averages	$1,670,234	2.86%	$2,009,523	3.17%	$1,679,223	2.94%	$2,044,995	3.33%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income from unconsolidated entities recognized during the six months ended June 30, 2021 includes a gain on sale recognized from the sale of a home health business owned by one of our unconsolidated entities, offset by losses from unconsolidated entities largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The decrease during the three and six month periods ended June 30, 2020 relates primarily to our partners' share of impairment charges recognized, offset by our partners' share of gains on real estate dispositions.
Triple-net
The following is a summary of our SSNOI at Welltower's Share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2021	June 30, 2020	$	%	June 30, 2021	June 30, 2020	$	%
SSNOI (1)	$144,369	$142,383	$1,986	1.4%	$283,068	$287,755	$(4,687)	(1.6)%
(1) For the QTD and YTD Pools, amounts relate to 549 and 549 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2021	2020	$	%	2021	2020	$	%
Revenues:
Rental income	$204,725	$217,492	$(12,767)	(6)%	$357,188	$408,877	$(51,689)	(13)%
Interest income	32,861	15,520	17,341	112%	47,783	30,191	17,592	58%
Other income	1,355	607	748	123%	2,452	2,280	172	8%
Total revenues	238,941	233,619	5,322	2%	407,423	441,348	(33,925)	(8)%
Property operating expenses	12,627	13,563	(936)	(7)%	25,468	26,865	(1,397)	(5)%
NOI (1)	226,314	220,056	6,258	3%	381,955	414,483	(32,528)	(8)%
Other expenses:
Depreciation and amortization	54,406	58,138	(3,732)	(6)%	111,073	115,832	(4,759)	(4)%
Interest expense	1,704	2,746	(1,042)	(38)%	3,586	5,598	(2,012)	(36)%
Loss (gain) on derivatives and financial instruments, net	(359)	1,434	(1,793)	(125)%	1,575	9,085	(7,510)	(83)%
Provision for loan losses	10,019	1,451	8,568	590%	10,872	8,523	2,349	28%
Impairment of assets	3,768	—	3,768	n/a	22,732	24,332	(1,600)	(7)%
Other expenses	4,110	3,500	610	17%	9,093	4,013	5,080	127%
	73,648	67,269	6,379	9%	158,931	167,383	(8,452)	(5)%
Income (loss) from continuing operations before income taxes and other items	152,666	152,787	(121)	—%	223,024	247,100	(24,076)	(10)%
Income (loss) from unconsolidated entities	4,877	6,403	(1,526)	(24)%	9,784	12,199	(2,415)	(20)%
Gain (loss) on real estate dispositions, net	42,709	2,148	40,561	n/a	44,751	51,785	(7,034)	(14)%
Income from continuing operations	200,252	161,338	38,914	24%	277,559	311,084	(33,525)	(11)%
Net income	200,252	161,338	38,914	24%	277,559	311,084	(33,525)	(11)%
Less: Net income (loss) attributable to noncontrolling interests	11,405	9,103	2,302	25%	14,805	27,678	(12,873)	(47)%
Net income attributable to common stockholders	$188,847	$152,235	$36,612	24%	$262,754	$283,406	$(20,652)	(7)%

(1) See Non-GAAP Financial Measures below.
Continued decreases in rental income are primarily attributable to an increased number of leases on a cash basis of recognition due to substantially all contractual lease payments no longer deemed to be probable. Additionally, we recorded reserves for straight-line rent receivables balances of $49,241,000 and $34,110,000 during the six month periods ended June 30, 2021 and 2020, respectively. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended June 30, 2021, we had 15 leases with rental rate increases ranging from 0.98% to 11.31% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute facilities are generally experiencing a higher degree of occupancy declines which may impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program. In addition, operators of long-term/post-acute facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have received funds from Phase 2 and Phase 3 of the Provider Relief Fund. During the six months ended June 30, 2021, we collected approximately 95% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the six months ended June 30, 2021, we recognized a provision for loan losses under the current expected credit losses accounting standard, primarily related to the initial recognition of the £540 million of senior loan financing to affiliates of Safanad as part of the recapitalization of its investment in HC-One Group during the second quarter. The increase in interest income for the three and six month periods ended June 30, 2021 is due to the increased loan receivable balance driven primarily by the £540 million of senior loan financing to affiliates of Safanad. Additionally, during March 2020, we recognized a provision for loan losses of $6,898,000 to fully reserve for a non-real estate loans receivable that was no longer deemed collectible. During the six months ended June 30, 2021, we recorded impairment charges of $22,732,000 related to three held for sale properties and two held for use properties. During the six months ended June 30, 2020, we recorded impairment charges of $24,332,000 related to one held for use property. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
During the six months ended June 30, 2021, we completed one Triple-net construction project representing $22,990,000 or $280,366 per unit. The following is a summary of Triple-net construction projects, excluding expansions, pending as of June 30, 2021 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Redhill, UK	76	$21,952	$16,710	3Q21
Leicester, UK	60	15,463	7,457	1Q22
London, UK	82	44,546	22,974	2Q22
Wombourne, UK	66	16,567	7,838	2Q22
Rugby, UK	76	21,141	5,545	4Q22
Raleigh, NC	191	154,256	26,300	2Q23
	551	$273,925	$86,824
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market adjustment recorded on our Genesis Healthcare available for sale investment. Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$123,139	4.91%	$289,739	3.55%	$123,652	4.91%	$306,038	3.60%
Principal payments	(1,246)	5.16%	(1,042)	5.16%	(2,467)	5.16%	(2,102)	5.16%
Foreign currency	673	5.43%	624	4.12%	1,381	5.43%	(14,615)	2.90%
Ending balance	$122,566	4.91%	$289,321	3.27%	$122,566	4.91%	$289,321	3.27%

Monthly averages	$123,570	4.92%	$286,599	3.36%	$123,348	4.92%	$293,300	3.47%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The decrease during the six months ended June 30, 2021, relates primarily to our partner's share of a gain on sale of certain properties in the prior year.
Outpatient Medical
The following is a summary of our SSNOI at Welltower Share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2021	June 30, 2020	$	%	June 30, 2021	June 30, 2020	$	%
SSNOI (1)	$99,769	$97,844	$1,925	2.0%	$191,505	$185,384	$6,121	3.3%
(1) For the QTD and YTD Pools, amounts relate to 350 and 333 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2021	2020	$	%	2021	2020	$	%
Revenues:
Rental income	$149,998	$178,813	$(28,815)	(16)%	$300,378	$377,388	$(77,010)	(20)%
Interest income	4,731	461	4,270	926%	8,269	927	7,342	792%
Other income	4,343	1,557	2,786	179%	6,648	1,845	4,803	260%
Total revenues	159,072	180,831	(21,759)	(12)%	315,295	380,160	(64,865)	(17)%
Property operating expenses	45,495	51,688	(6,193)	(12)%	92,358	112,296	(19,938)	(18)%
NOI (1)	113,577	129,143	(15,566)	(12)%	222,937	267,864	(44,927)	(17)%
Other expenses:
Depreciation and amortization	55,444	68,070	(12,626)	(19)%	110,617	138,403	(27,786)	(20)%
Interest expense	3,907	4,326	(419)	(10)%	7,922	9,134	(1,212)	(13)%
Loss (gain) on extinguishment of debt, net	—	741	(741)	(100)%	—	741	(741)	(100)%
Provision for loan losses	(3,641)	(29)	(3,612)	n/a	(3,362)	(29)	(3,333)	n/a
Impairment of assets	2,211	—	2,211	n/a	2,211	—	2,211	n/a
Other expenses	1,098	6,456	(5,358)	(83)%	1,810	7,463	(5,653)	(76)%
	59,019	79,564	(20,545)	(26)%	119,198	155,712	(36,514)	(23)%
Income (loss) from continuing operations before income taxes and other items	54,558	49,579	4,979	10%	103,739	112,152	(8,413)	(8)%
Income (loss) from unconsolidated entities	85	1,716	(1,631)	(95)%	2,993	3,252	(259)	(8)%
Gain (loss) on real estate dispositions, net	1,987	139,250	(137,263)	(99)%	53,830	352,586	(298,756)	(85)%
Income from continuing operations	56,630	190,545	(133,915)	(70)%	160,562	467,990	(307,428)	(66)%
Net income (loss)	56,630	190,545	(133,915)	(70)%	160,562	467,990	(307,428)	(66)%
Less: Net income (loss) attributable to noncontrolling interests	629	(2,977)	3,606	121%	2,799	(524)	3,323	634%
Net income (loss) attributable to common stockholders	$56,001	$193,522	$(137,521)	(71)%	$157,763	$468,514	$(310,751)	(66)%

(1) See Non-GAAP Financial Measures.
Rental income has decreased due primarily to significant dispositions that have closed during 2020. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended June 30, 2021, our consolidated outpatient medical portfolio signed 117,954 square feet of new leases and 286,868 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $42.42 per square foot and tenant improvement and lease commission costs of $23.02 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 4.0%.
We have collected virtually all rent due through the six months ended June 30, 2021, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable.
The increase in interest income for the three and six months ended June 30, 2021 is due primarily to a $178,207,000 first mortgage loan initiated in August 2020 which was subsequently repaid in full in June of 2021.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to the significant dispositions that occurred in 2020. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the three months ended June 30, 2021, we recognized an impairment charge of $2,211,000 related to one held for sale property. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs recognized during the three months ended June 30, 2020 from acquisitions no longer expected to be consummated.
During the six months ended June 30, 2021, we completed one Outpatient Medical construction project representing $101,867,000 or $722 per square foot. The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of June 30, 2021 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
Kalamazoo, MI	40,607	$14,267	$9,709	3Q21
College Station, TX	25,200	9,025	2,189	1Q22
Norman, OK	47,082	21,707	745	3Q22
Tyler, TX	85,214	35,369	3,722	4Q22
	198,103	$80,368	$16,365
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$545,755	3.54%	$569,974	3.94%	$548,229	3.55%	$572,267	3.97%
Debt extinguished	—	—%	(8,393)	4.40%	—	—%	(8,393)	4.40%
Principal payments	(2,483)	4.47%	(2,538)	4.61%	(4,957)	4.47%	(4,831)	4.63%
Ending balance	$543,272	3.52%	$559,043	3.59%	$543,272	3.52%	$559,043	3.59%

Monthly averages	$544,109	3.53%	$566,608	3.75%	$545,361	3.54%	$568,751	3.85%
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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2021	2020	$	%	2021	2020	$	%
Revenues:
Other income	$430	$375	$55	15%	$1,385	$791	$594	75%
Total revenue	430	375	55	15%	1,385	791	594	75%
Property operating expenses	2,174	—	2,174	n/a	3,828	—	3,828	n/a
NOI (1)	(1,744)	375	(2,119)	(565)%	(2,443)	791	(3,234)	(409)%
Expenses:
Interest expense	106,177	105,256	921	1%	212,004	223,169	(11,165)	(5)%
General and administrative expenses	31,436	34,062	(2,626)	(8)%	61,362	69,543	(8,181)	(12)%
Loss (gain) on extinguishment of debt, net	52,506	—	52,506	n/a	52,506	—	52,506	n/a
Other expenses	2,770	4,204	(1,434)	(34)%	4,610	5,987	(1,377)	(23)%
	192,889	143,522	49,367	34%	330,482	298,699	31,783	11%
Loss from continuing operations before income taxes and other items	(194,633)	(143,147)	(51,486)	(36)%	(332,925)	(297,908)	(35,017)	(12)%
Income tax (expense) benefit	2,221	(2,233)	4,454	199%	(1,722)	(7,675)	5,953	78%
Loss from continuing operations	(192,412)	(145,380)	(47,032)	(32)%	(334,647)	(305,583)	(29,064)	(10)%
Net loss attributable to common stockholders	$(192,412)	$(145,380)	$(47,032)	(32)%	$(334,647)	$(305,583)	$(29,064)	(10)%

(1) See Non-GAAP Financial Measures.
Property operating expenses represent insurance costs related to our captive insurance company formed as of July 1, 2020 which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2021	2020	$	%	2021	2020	$	%
Senior unsecured notes	$99,923	$98,141	$1,782	2%	$200,136	$201,675	$(1,539)	(1)%
Unsecured credit facility and commercial paper program	1,940	2,816	(876)	(31)%	3,120	12,984	(9,864)	(76)%
Loan expense	4,314	4,299	15	—%	8,748	8,510	238	3%
Totals	$106,177	$105,256	$921	1%	$212,004	$223,169	$(11,165)	(5)%
The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 for additional information. The change in interest expense on our unsecured revolving credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 for additional information regarding our unsecured revolving credit facility and commercial paper program. The loss on extinguishment recognized during the six months ended June 30, 2021 is due primarily to the early extinguishment of $339,128,000 of our 3.75% senior unsecured notes due March 2023 and $334,624,000 of our 3.95% senior unsecured notes due September 2023.
General and administrative expenses as a percentage of consolidated revenues for the three months ended June 30, 2021 and 2020 were 2.76% and 2.87%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs. The fluctuation in the provision for income taxes is primarily related to a revaluation of deferred taxes due to a change in the U.K. tax rate and an adjustment to a deferred tax liability due to the recognition of an impairment charge.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or six full quarter after acquisition or being placed into service for the QTD Pool and YTD Pool, respectively. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or six full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or six full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or six full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2021	2021	2020	2020	2020	2020
Net income attributable to common stockholders	$26,257	$71,546	$163,729	$325,585	$179,246	$310,284
Depreciation and amortization	240,885	244,426	242,733	255,532	265,371	274,801
Impairment of assets	23,692	23,568	9,317	23,313	75,151	27,827
Loss (gain) on real estate dispositions, net	(44,668)	(59,080)	(185,464)	(484,304)	(155,863)	(262,824)
Noncontrolling interests	(16,591)	(12,516)	(20,579)	48,559	(42,539)	(9,409)
Unconsolidated entities	19,265	19,223	16,091	16,329	14,231	15,445
FFO	$248,840	$287,167	$225,827	$185,014	$335,597	$356,124

Average diluted shares outstanding	419,305	419,079	418,753	418,987	419,121	412,420

Per diluted share data:
Net income attributable to common stockholders(1)	$0.06	$0.17	$0.39	$0.77	$0.42	$0.75
FFO	$0.59	$0.69	$0.54	$0.44	$0.80	$0.86

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2021	2020
Net income attributable to common stockholders	$97,803	$489,530
Depreciation and amortization	485,311	540,172
Impairment of assets	47,260	102,978
Loss (gain) on real estate dispositions, net	(103,748)	(418,687)
Noncontrolling interests	(29,107)	(51,948)
Unconsolidated entities	38,488	29,676
FFO	$536,007	$691,721

Average diluted common shares outstanding:	419,205	415,775

Per diluted share data:
Net income attributable to common stockholders(1)	$0.23	$1.17
FFO	$1.28	$1.66

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2021	2021	2020	2020	2020	2020
Net income (loss)	$45,757	$72,192	$155,278	$394,978	$159,216	$329,380
Loss (gain) on real estate dispositions, net	(44,668)	(59,080)	(185,464)	(484,304)	(155,863)	(262,824)
Loss (income) from unconsolidated entities	7,976	(13,049)	(258)	5,981	(1,332)	3,692
Income tax expense (benefit)	(2,221)	3,943	290	2,003	2,233	5,442
Other expenses	11,687	10,994	33,088	11,544	19,411	6,292
Impairment of assets	23,692	23,568	9,317	23,313	75,151	27,827
Provision for loan losses	6,197	1,383	83,085	2,857	1,422	7,072
Loss (gain) on extinguishment of debt, net	55,612	(4,643)	13,796	33,004	249	—
Loss (gain) on derivatives and financial instruments, net	(359)	1,934	569	1,395	1,434	7,651
General and administrative expenses	31,436	29,926	27,848	31,003	34,062	35,481
Depreciation and amortization	240,885	244,426	242,733	255,532	265,371	274,801
Interest expense	122,341	123,142	121,173	124,851	126,357	142,007
Consolidated net operating income (NOI)	$498,335	$434,736	$501,455	$402,157	$527,711	$576,821

NOI by segment:
Seniors Housing Operating	$160,188	$170,434	$159,797	$174,361	$178,137	$243,257
Triple-net	226,314	155,641	225,277	108,361	220,056	194,427
Outpatient Medical	113,577	109,360	117,231	119,976	129,143	138,721
Non-segment/corporate	(1,744)	(699)	(850)	(541)	375	416
Total NOI	$498,335	$434,736	$501,455	$402,157	$527,711	$576,821

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30, 2021	June 30, 2020
NOI Reconciliations:
Net income (loss)	$117,949	$488,596
Loss (gain) on real estate dispositions, net	(103,748)	(418,687)
Loss (income) from unconsolidated entities	(5,073)	2,360
Income tax expense (benefit)	1,722	7,675
Other expenses	22,681	25,703
Impairment of assets	47,260	102,978
Provision for loan losses	7,580	8,494
Loss (gain) on extinguishment of debt, net	50,969	249
Loss (gain) on derivatives and financial instruments, net	1,575	9,085
General and administrative expenses	61,362	69,543
Depreciation and amortization	485,311	540,172
Interest expense	245,483	268,364
Consolidated net operating income (NOI)	$933,071	$1,104,532

NOI by segment:
Seniors Housing Operating	$330,622	$421,394
Triple-net	381,955	414,483
Outpatient Medical	222,937	267,864
Non-segment/corporate	(2,443)	791
Total NOI	$933,071	$1,104,532

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	581	643	292	1,516	581	643	292	1,516
Unconsolidated properties	91	39	79	209	91	39	79	209
Total properties	672	682	371	1,725	672	682	371	1,725
Recent acquisitions/development conversions(1)	(56)	(29)	(7)	(92)	(64)	(29)	(24)	(117)
Under development	(30)	(5)	(4)	(39)	(30)	(5)	(4)	(39)
Under redevelopment(2)	(10)	(1)	(2)	(13)	(11)	(1)	(2)	(14)
Current held for sale	(8)	(54)	(2)	(64)	(8)	(54)	(2)	(64)
Land parcels, loans and subleases	(11)	(19)	(6)	(36)	(11)	(19)	(6)	(36)
Transitions(3)	(27)	(23)	—	(50)	(27)	(23)	—	(50)
Other(4)	(2)	(2)	—	(4)	(2)	(2)	—	(4)
Same store properties	528	549	350	1,427	519	549	333	1,401

(1) Acquisitions and development conversions will enter the QTD Pool and YTD Pool after five full quarters and six full quarters after acquisition or certificate of occupancy, respectively.
(2) Redevelopment properties will enter the QTD Pool and YTD Pool after five full quarters and six full quarters of operations post redevelopment completion, respectively.
(3) Transitioned properties will enter the QTD Pool and YTD Pool after five full quarters and six full quarters of operations with the new operator in place or under the new structure, respectively.
(4) Represents properties that are either closed or being closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	QTD Pool		YTD Pool
	Three Months Ended		Six Months Ended
SSNOI Reconciliations:	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Seniors Housing Operating:
Consolidated NOI	$160,188	$178,137	$330,622	$421,394
NOI attributable to unconsolidated investments	11,305	13,277	23,209	28,231
NOI attributable to noncontrolling interests	(27,742)	(11,870)	(35,787)	(30,623)
NOI attributable to non-same store properties	(7,405)	(12,476)	(24,548)	(36,352)
Non-cash NOI attributable to same store properties	12,338	(957)	11,516	(1,835)
Currency and ownership adjustments (1)	(1,127)	3,894	(1,034)	7,659
SSNOI at Welltower Share	147,557	170,005	303,978	388,474

Triple-net:
Consolidated NOI	226,314	220,056	381,955	414,483
NOI attributable to unconsolidated investments	4,887	5,133	9,775	10,266
NOI attributable to noncontrolling interests	(14,051)	(14,613)	(22,040)	(29,395)
NOI attributable to non-same store properties	(64,857)	(58,367)	(115,541)	(87,080)
Non-cash NOI attributable to same store properties	(7,611)	(11,829)	29,443	(23,568)
Currency and ownership adjustments (1)	(313)	2,003	(524)	3,049
SSNOI at Welltower Share	144,369	142,383	283,068	287,755

Outpatient Medical:
Consolidated NOI	113,577	129,143	222,937	267,864
NOI attributable to unconsolidated investments	4,988	2,461	9,712	3,524
NOI attributable to noncontrolling interests	(4,235)	(3,764)	(7,977)	(8,366)
NOI attributable to non-same store properties	(11,961)	(15,841)	(27,793)	(43,412)
Non-cash NOI attributable to same store properties	(2,533)	(3,486)	(4,156)	(6,336)
Currency and ownership adjustments (1)	(67)	(10,669)	(1,218)	(27,890)
SSNOI at Welltower Share	99,769	97,844	191,505	185,384

SSNOI at Welltower Share:
Seniors Housing Operating	147,557	170,005	303,978	388,474
Triple-net	144,369	142,383	283,068	287,755
Outpatient Medical	99,769	97,844	191,505	185,384
Total	$391,695	$410,232	$778,551	$861,613

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.2658 and to translate U.K. properties at a GBP/USD rate of 1.38.
The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2021		2021		2020		2020		2020		2020
Net income (loss)	$45,757		$72,192		$155,278		$394,978		$159,216		$329,380
Interest expense	122,341		123,142		121,173		124,851		126,357		142,007
Income tax expense (benefit)	(2,221)		3,943		290		2,003		2,233		5,442
Depreciation and amortization	240,885		244,426		242,733		255,532		265,371		274,801
EBITDA	$406,762		$443,703		$519,474		$777,364		$553,177		$751,630

Interest Coverage Ratio:
Interest expense	$122,341		$123,142		$121,173		$124,851		$126,357		$142,007
Non-cash interest expense	(3,972)		(2,991)		(1,739)		(3,973)		(1,914)		(8,125)
Capitalized interest	4,862		4,496		4,238		3,947		4,541		4,746
Total interest	123,231		124,647		123,672		124,825		128,984		138,628
EBITDA	$406,762		$443,703		$519,474		$777,364		$553,177		$751,630
Interest coverage ratio	3.30	x	3.56	x	4.20	x	6.23	x	4.29	x	5.42	x

Fixed Charge Coverage Ratio:
Total interest	$123,231		$124,647		$123,672		$124,825		$128,984		$138,628
Secured debt principal payments	15,715		15,955		16,122		15,876		15,183		15,526
Total fixed charges	138,946		140,602		139,794		140,701		144,167		154,154
EBITDA	$406,762		$443,703		$519,474		$777,364		$553,177		$751,630
Fixed charge coverage ratio	2.93	x	3.16	x	3.72	x	5.52	x	3.84	x	4.88	x

	Six Months Ended
	June 30,		June 30,
EBITDA Reconciliations:	2021		2020
Net income (loss)	$117,949		$488,596
Interest expense	245,483		268,364
Income tax expense (benefit)	1,722		7,675
Depreciation and amortization	485,311		540,172
EBITDA	$850,465		$1,304,807

Interest Coverage Ratio:
Interest expense	$245,483		$268,364
Non-cash interest expense	(6,963)		(10,039)
Capitalized interest	9,358		9,287
Total interest	247,878		267,612
EBITDA	$850,465		$1,304,807
Interest coverage ratio	3.43	x	4.88	x

Fixed Charge Coverage Ratio:
Total interest	$247,878		$267,612
Secured debt principal payments	31,670		30,709
Total fixed charges	279,548		298,321
EBITDA	$850,465		$1,304,807
Fixed charge coverage ratio	3.04	x	4.37	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2021		2021		2020		2020		2020		2020
Net income	$668,205		$781,664		$1,038,852		$1,123,710		$1,376,664		$1,367,488
Interest expense	491,507		495,523		514,388		524,863		537,355		552,334
Income tax expense (benefit)	4,015		8,469		9,968		4,846		6,811		6,177
Depreciation and amortization	983,576		1,008,062		1,038,437		1,058,348		1,075,261		1,057,942
EBITDA	2,147,303		2,293,718		2,601,645		2,711,767		2,996,091		2,983,941
Loss (income) from unconsolidated entities	650		(8,658)		8,083		(49,079)		(58,322)		(47,941)
Stock-based compensation expense (1)	24,278		26,811		28,318		25,485		24,229		24,601
Loss (gain) on extinguishment of debt, net	97,769		42,406		47,049		35,865		68,685		68,436
Loss (gain) on real estate dispositions, net	(773,516)		(884,711)		(1,088,455)		(915,055)		(1,001,001)		(843,456)
Impairment of assets	79,890		131,349		135,608		126,389		121,172		55,960
Provision for loan losses	93,522		88,747		94,436		11,351		8,494		7,072
Loss (gain) on derivatives and financial instruments, net	3,539		5,332		11,049		5,411		5,260		5,739
Other expenses (1)	60,985		68,939		64,171		52,630		46,971		48,327
Other impairment (2)	161,639		163,481		146,508		146,508		34,110		32,268
Adjusted EBITDA	$1,896,059		$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947

Adjusted Interest Coverage Ratio:
Interest expense	$491,507		$495,523		$514,388		$524,863		$537,355		$552,334
Capitalized interest	17,543		17,222		17,472		18,102		18,303		17,691
Non-cash interest expense	(12,675)		(10,617)		(15,751)		(14,746)		(12,761)		(11,599)
Total interest	496,375		502,128		516,109		528,219		542,897		558,426
Adjusted EBITDA	$1,896,059		$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947
Adjusted interest coverage ratio	3.82	x	3.84	x	3.97	x	4.07	x	4.14	x	4.18	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$496,375		$502,128		$516,109		$528,219		$542,897		$558,426
Secured debt principal payments	63,668		63,136		62,707		60,562		57,807		56,308
Total fixed charges	560,043		565,264		578,816		588,781		600,704		614,734
Adjusted EBITDA	$1,896,059		$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947
Adjusted fixed charge coverage ratio	3.39	x	3.41	x	3.54	x	3.65	x	3.74	x	3.80	x

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2020	2020	2020	2020
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—	$844,985
Long-term debt obligations (1)	13,572,816	14,618,713	13,905,822	13,889,030	14,543,485	13,228,433
Cash and cash equivalents (2)	(763,921)	(2,513,156)	(1,968,765)	(2,096,571)	(1,766,819)	(303,423)
Total net debt	12,808,895	12,105,557	11,937,057	11,792,459	12,776,666	13,769,995
Total equity and noncontrolling interests(3)	17,243,208	17,046,932	17,225,062	17,291,155	17,263,672	17,495,696
Book capitalization	$30,052,103	$29,152,489	$29,162,119	$29,083,614	$30,040,338	$31,265,691
Net debt to book capitalization ratio	43%	42%	41%	41%	43%	44%

Undepreciated book capitalization:
Total net debt	$12,808,895	$12,105,557	$11,937,057	$11,792,459	$12,776,666	$13,769,995
Accumulated depreciation and amortization	6,415,676	6,212,432	6,104,297	6,002,775	6,001,177	5,910,979
Total equity and noncontrolling interests(3)	17,243,208	17,046,932	17,225,062	17,291,155	17,263,672	17,495,696
Undepreciated book capitalization	$36,467,779	$35,364,921	$35,266,416	$35,086,389	$36,041,515	$37,176,670
Net debt to undepreciated book capitalization ratio	35%	34%	34%	34%	35%	37%

Market capitalization:
Common shares outstanding	422,562	417,520	417,401	417,305	417,302	417,391
Period end share price	$83.10	$71.63	$64.62	$55.09	$51.75	$45.78
Common equity market capitalization	$35,114,902	$29,906,958	$26,972,453	$22,989,332	$21,595,379	$19,108,160
Total net debt	12,808,895	12,105,557	11,937,057	11,792,459	12,776,666	13,769,995
Noncontrolling interests(3)	1,322,762	1,248,054	1,252,343	1,183,281	1,215,532	1,362,913
Market capitalization	$49,246,559	$43,260,569	$40,161,853	$35,965,072	$35,587,577	$34,241,068
Net debt to market capitalization ratio	26%	28%	30%	33%	36%	40%

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

	June 30, 2021		December 31, 2020
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$10,541,460	$(787,917)	$9,943,501	$(761,581)
Secured debt	1,554,017	(50,126)	1,702,196	(57,756)
Totals	$12,095,477	$(838,043)	$11,645,697	$(819,337)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At June 30, 2021, we had $1,468,636,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $14,687,000. At December 31, 2020, we had $2,241,909,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,420,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2021, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $11,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2021		December 31, 2020
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$83,663	$20,268	$61,851	$12,731
Debt designated as hedges	1,651,155	16,512	1,630,542	16,305
Totals	$1,734,818	$36,780	$1,692,393	$29,036
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2021, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the second quarter ended June 30, 2021 are as shown in the table below.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the three months ended June 30, 2021.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2021 through April 30, 2021	253	$75.64	—	$—
May 1, 2021 through May 31, 2021	7,566	76.47	—	—
June 1, 2021 through June 30, 2021	5,220	74.31	—	—
Totals	13,039	$75.59	—	$992,348,000
Item 5. Other Information
None.

Item 6. Exhibits

4.1	Supplemental Indenture No. 20, dated as of June 28, 2021, between the Company and the Trustee (incorporated by reference to Exhibit 4.2 to Form 8-K filed on June 28, 2021).
10.1
Credit Agreement, dated as of June 4, 2021, by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc. and JPMorgan Chase Bank, N.A., as joint book runners; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Wells Fargo Bank, N.A., MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Bank, N.A., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Capital One, National Association, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, TD Bank, NA, Truist Bank and Bank of Montreal, as co-senior managing agents and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent. (filed with the SEC as Exhibit 10.1 to the Company’s 8-K filed June 8, 2021 and incorporated by reference herein).

10.2
Executive Employment Agreement, dated May 19, 2021, between Welltower Inc. and Shankh Mitra (filed with the SEC as Exhibit 99.1 to the Company's 8-K filed May 19, 2021 and incorporated by reference herein)*

10.3	Employment Offer Letter, dated May 20, 2021, between Welltower Inc. and John F. Burkart*
10.4
Equity Distribution Agreement, dated as of May 4, 2021, between Welltower Inc. and the sales agents and forward sellers named therein and the related forward purchasers (filed with the SEC as Exhibit 1.1 to the Company's 8-K filed May 4, 2021 and incorporated by reference herein).

10.5	Form of Master Forward Sale Confirmation (filed with the SEC as Exhibit 1.2 to the Company's 8-K filed May 4, 2021 and incorporated by reference herein).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	July 30, 2021	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	July 30, 2021	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2021	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)