Form 10-Q
period 2021-09-30
WELLTOWER INC.
filed 2021-11-05
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-8923
WELLTOWER INC.

(Exact name of registrant as specified in its charter)

Delaware			34-1096634
(State or other jurisdiction of Incorporation)			(IRS Employer Identification No.)

4500 Dorr Street	Toledo,	Ohio	43615
(Address of principal executive offices)			(Zip Code)

(419) -			247-2800
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 29, 2021, the registrant had 435,274,528 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2021 (Unaudited)	December 31, 2020 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$3,698,858	$3,440,650
Buildings and improvements	29,775,951	28,024,971
Acquired lease intangibles	1,653,415	1,500,030
Real property held for sale, net of accumulated depreciation	251,152	216,613
Construction in progress	562,487	487,742
Less accumulated depreciation and amortization	(6,634,061)	(6,104,297)
Net real property owned	29,307,802	27,565,709
Right of use assets, net	526,614	465,866
Real estate loans receivable, net of credit allowance	1,115,645	443,372
Net real estate investments	30,950,061	28,474,947
Other assets:
Investments in unconsolidated entities	977,955	946,234
Goodwill	68,321	68,321
Cash and cash equivalents	303,982	1,545,046
Restricted cash	58,663	475,997
Straight-line rent receivable	346,159	344,066
Receivables and other assets	774,884	629,031
Total other assets	2,529,964	4,008,695
Total assets	$33,480,025	$32,483,642

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$290,996	$—
Senior unsecured notes	11,116,067	11,420,790
Secured debt	2,262,345	2,377,930
Lease liabilities	544,547	418,266
Accrued expenses and other liabilities	1,093,959	1,041,594
Total liabilities	15,307,914	15,258,580
Redeemable noncontrolling interests	389,195	343,490
Equity:
Common stock	436,640	418,691
Capital in excess of par value	22,148,859	20,823,145
Treasury stock	(108,478)	(104,490)
Cumulative net income	8,605,064	8,327,598
Cumulative dividends	(14,115,705)	(13,343,721)
Accumulated other comprehensive income (loss)	(103,177)	(148,504)
Total Welltower Inc. stockholders’ equity	16,863,203	15,972,719
Noncontrolling interests	919,713	908,853
Total equity	17,782,916	16,881,572
Total liabilities and equity	$33,480,025	$32,483,642
Note: The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Resident fees and services	$835,617	$740,956	$2,299,972	$2,360,488
Rental income	357,984	275,046	1,015,550	1,061,311
Interest income	39,864	16,750	97,891	48,060
Other income	6,332	4,122	19,438	14,092
Total revenues	1,239,797	1,036,874	3,432,851	3,483,951

Expenses:
Property operating expenses	729,400	634,717	1,989,383	1,977,262
Depreciation and amortization	267,754	255,532	753,065	795,704
Interest expense	122,522	124,851	368,005	393,215
General and administrative expenses	32,256	31,003	93,618	100,546
Loss (gain) on derivatives and financial instruments, net	(8,078)	1,395	(6,503)	10,480
Loss (gain) on extinguishment of debt, net	(5)	33,004	50,964	33,253
Provision for loan losses, net	(271)	2,857	7,309	11,351
Impairment of assets	1,490	23,313	48,750	126,291
Other expenses	3,575	11,544	26,256	37,247
Total expenses	1,148,643	1,118,216	3,330,847	3,485,349

Income (loss) from continuing operations before income taxes and other items	91,154	(81,342)	102,004	(1,398)
Income tax (expense) benefit	(4,940)	(2,003)	(6,662)	(9,678)
Income (loss) from unconsolidated entities	(15,832)	(5,981)	(10,759)	(8,341)
Gain (loss) on real estate dispositions, net	119,954	484,304	223,702	902,991
Income (loss) from continuing operations	190,336	394,978	308,285	883,574

Net income	190,336	394,978	308,285	883,574
Less: Net income (loss) attributable to noncontrolling interests(1)	10,673	69,393	30,819	68,459
Net income (loss) attributable to common stockholders	$179,663	$325,585	$277,466	$815,115

Average number of common shares outstanding:
Basic	428,031	417,027	420,955	414,822
Diluted	429,983	418,987	422,835	416,860

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.44	$0.95	$0.73	$2.13
Net income (loss) attributable to common stockholders	$0.42	$0.78	$0.66	$1.96

Diluted:
Income (loss) from continuing operations	$0.44	$0.94	$0.73	$2.12
Net income (loss) attributable to common stockholders(2)	$0.42	$0.77	$0.65	$1.94

Dividends declared and paid per common share	$0.61	$0.61	$1.83	$2.09
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$190,336	$394,978	$308,285	$883,574

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(112,263)	143,353	(55,059)	(109,209)
Derivative and financial instruments designated as hedges gain (loss)	130,711	(145,512)	100,866	86,429
Total other comprehensive income (loss)	18,448	(2,159)	45,807	(22,780)

Total comprehensive income (loss)	208,784	392,819	354,092	860,794
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	4,350	76,847	31,299	59,991
Total comprehensive income (loss) attributable to common stockholders	$204,434	$315,972	$322,793	$800,803

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2021
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2021	$418,691	$20,823,145	$(104,490)	$8,327,598	$(13,343,721)	$(148,504)	$908,853	$16,881,572
Comprehensive income:
Net income (loss)				71,546			(177)	71,369
Other comprehensive income (loss)						20,368	3,729	24,097
Total comprehensive income								95,466
Net change in noncontrolling interests		(14,250)					(20,266)	(34,516)
Amounts related to stock incentive plans, net of forfeitures	175	5,393	(2,029)					3,539
Net proceeds from issuance of common stock		(92)						(92)
Dividends paid:
Common stock dividends					(254,952)			(254,952)
Balances at March 31, 2021	$418,866	$20,814,196	$(106,519)	$8,399,144	$(13,598,673)	$(128,136)	$892,139	$16,691,017
Comprehensive income:
Net income (loss)				26,257			19,695	45,952
Other comprehensive income (loss)						188	2,919	3,107
Total comprehensive income								49,059
Net change in noncontrolling interests		(17,377)					15,630	(1,747)
Amounts related to stock incentive plans, net of forfeitures	51	4,504	(2,114)					2,441
Net proceeds from issuance of common stock	5,016	360,515						365,531
Dividends paid:
Common stock dividends					(255,472)			(255,472)
Balances at June 30, 2021	$423,933	$21,161,838	$(108,633)	$8,425,401	$(13,854,145)	$(127,948)	$930,383	$16,850,829
Comprehensive income:
Net income (loss)				179,663			10,470	190,133
Other comprehensive income (loss)						24,771	(6,196)	18,575
Total comprehensive income								208,708
Net change in noncontrolling interests		(4,013)					(14,944)	(18,957)
Amounts related to stock incentive plans, net of forfeitures	3	4,932	155					5,090
Net proceeds from issuance of common stock	12,704	986,102						998,806
Dividends paid:
Common stock dividends					(261,560)			(261,560)
Balances at September 30, 2021	$436,640	$22,148,859	$(108,478)	$8,605,064	$(14,115,705)	$(103,177)	$919,713	$17,782,916

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2020
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2020	$411,005	$20,190,119	$(78,955)	$7,353,966	$(12,223,534)	$(112,157)	$966,183	$16,506,627
Cumulative change in accounting principle (Note 2)				(5,212)				(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	411,005	20,190,119	(78,955)	7,348,754	(12,223,534)	(112,157)	966,183	16,501,415
Comprehensive income:
Net income (loss)				310,284			18,988	329,272
Other comprehensive income (loss)						15,944	(21,955)	(6,011)
Total comprehensive income								323,261
Net change in noncontrolling interests		37,625					(29,662)	7,963
Amounts related to stock incentive plans, net of forfeitures	246	6,608	(8,020)					(1,166)
Net proceeds from issuance of common stock	6,975	583,890						590,865
Dividends paid:
Common stock dividends					(356,001)			(356,001)
Balances at March 31, 2020	$418,226	$20,818,242	$(86,975)	$7,659,038	$(12,579,535)	$(96,213)	$933,554	$17,066,337
Comprehensive income:
Net income (loss)				179,246			18,659	197,905
Other comprehensive income (loss)						(20,643)	6,298	(14,345)
Total comprehensive income								183,560
Net change in noncontrolling interests		7,299					(70,124)	(62,825)
Amounts related to stock incentive plans, net of forfeitures	28	7,404	832					8,264
Net proceeds from issuance of common stock	89	3,604						3,693
Repurchase of common stock			(7,656)					(7,656)
Dividends paid:
Common stock dividends					(254,846)			(254,846)
Balances at June 30, 2020	$418,343	$20,836,549	$(93,799)	$7,838,284	$(12,834,381)	$(116,856)	$888,387	$16,936,527
Comprehensive income:
Net income (loss)				325,585			67,650	393,235
Other comprehensive income (loss)						(9,613)	7,338	(2,275)
Total comprehensive income								390,960
Net change in noncontrolling interests		(7,894)					(110,147)	(118,041)
Amounts related to stock incentive plans, net of forfeitures	18	6,569	(223)					6,364
Net proceeds from issuance of common stock		(198)						(198)
Dividends paid:
Common stock dividends					(254,510)			(254,510)
Balances at September 30, 2020	$418,361	$20,835,026	$(94,022)	$8,163,869	$(13,088,891)	$(126,469)	$853,228	$16,961,102

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$308,285	$883,574
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	753,065	795,704
Other amortization expenses	13,951	9,613
Provision for loan losses	7,309	11,351
Impairment of assets	48,750	126,291
Stock-based compensation expense	14,868	20,938
Loss (gain) on derivatives and financial instruments, net	(6,503)	10,480
Loss (gain) on extinguishment of debt, net	50,964	33,253
Loss (income) from unconsolidated entities	10,759	8,341
Rental income less than (in excess of) cash received	(9,607)	66,874
Amortization related to above (below) market leases, net	(2,045)	(1,373)
Loss (gain) on real estate dispositions, net	(223,702)	(902,991)
Distributions by unconsolidated entities	11,783	7,835
Increase (decrease) in accrued expenses and other liabilities	97,924	40,443
Decrease (increase) in receivables and other assets	(83,806)	(749)
Net cash provided from (used in) operating activities	991,995	1,109,584

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(2,735,206)	(393,374)
Cash disbursed for capital improvements to existing properties	(165,691)	(183,324)
Cash disbursed for construction in progress	(263,325)	(126,699)
Capitalized interest	(14,027)	(13,234)
Investment in loans receivable	(953,006)	(216,307)
Principal collected on loans receivable	250,415	14,345
Other investments, net of payments	(10,885)	(2,145)
Contributions to unconsolidated entities	(278,833)	(301,031)
Distributions by unconsolidated entities	238,066	41,884
Proceeds from (payments on) derivatives	2,312	(13,319)
Proceeds from sales of real property	941,708	3,522,949
Net cash provided from (used in) investing activities	(2,988,472)	2,329,745

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	290,996	(1,587,597)
Net proceeds from issuance of senior unsecured notes	1,208,241	1,588,549
Payments to extinguish senior unsecured notes	(1,533,752)	(566,248)
Net proceeds from the issuance of secured debt	2,693	44,921
Payments on secured debt	(118,854)	(538,091)
Net proceeds from the issuance of common stock	1,366,464	595,313
Repurchase of common stock	—	(7,656)
Payments for deferred financing costs and prepayment penalties	(72,251)	(35,925)
Contributions by noncontrolling interests(1)	84,073	14,267
Distributions to noncontrolling interests(1)	(108,912)	(298,369)
Cash distributions to stockholders	(770,457)	(864,115)
Other financing activities	(9,322)	(11,244)
Net cash provided from (used in) financing activities	338,919	(1,666,195)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(840)	(3,566)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,658,398)	1,769,568
Cash, cash equivalents and restricted cash at beginning of period	2,021,043	385,765
Cash, cash equivalents and restricted cash at end of period	$362,645	$2,155,333

Supplemental cash flow information:
Interest paid	$341,134	$362,130
Income taxes paid (received), net	1,288	(485)

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
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily an indication of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our Seniors Housing Operating revenues are dependent on occupancy. Spot occupancy has steadily increased in recent months, with 96% of communities open for new admissions and nearly all communities allowing visitors, in-person tours and communal dining and activities. Rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. have resulted in a significant decrease in total resident case counts since mid-January across the portfolio. As of September 30, 2021, occupancy has increased approximately 440 bps to 76.7% since the pandemic-low of 72.3% on March 12, 2021. Monthly spot occupancy rates through September 30, 2021 are as follows:

	December 2020	January 2021	February 2021	March 2021	April 2021	May 2021	June 2021	July 2021	August 2021	September 2021
Spot occupancy (1)	74.8%	73.4%	72.5%	72.7%	73.2%	73.7%	74.6%	75.2%	75.9%	76.7%
Sequential occupancy change(2)		(1.4)%	(0.8)%	0.1%	0.5%	0.5%	0.9%	0.6%	0.8%	0.8%
(1) Spot occupancy represents approximate month end occupancy at our share for 591 properties in operation as of December 31, 2020, including unconsolidated properties but excluding acquisitions, executed dispositions, development conversions since this date as well as one property closed for redevelopment.
(2) Sequential occupancy changes are based on actual spot occupancy and may not recalculate due to rounding.

During the quarter ended September 30, 2021, the U.S. and U.K. portfolios reported spot occupancy gains of approximately 260 bps and 300 bps, respectively. Canada reported a spot occupancy gain of approximately 70 bps.
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio, net of reimbursements including Provider Relief Funds and similar programs in the U.K. and Canada, resulted in a net benefit of approximately $2,092,000 and $24,883,000 for the three and nine months ended September 30, 2021, respectively, as compared to a net expense of $18,193,000 and $65,614,000 during the three and nine months ended September 30, 2020, respectively. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies, net of reimbursements. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund related to our Seniors Housing Operating portfolio. During the nine months ended September 30, 2021, we received total Provider Relief Funds of approximately $40,975,000, which was recognized as a reduction to COVID-19 costs within property operating expenses.
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
During the nine months ended September 30, 2021, we collected approximately 94% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made. We evaluate leases individually and recognize rent on a cash basis if collectability of substantially all contractual rent payments is not probable. To the extent the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
During the nine months ended September 30, 2021, we have collected virtually all rent due from tenants in our Outpatient Medical portfolio, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. We evaluate leases individually and recognize rent on a cash basis if collectability of substantially all contractual rent payments is not probable.
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
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2021				September 30, 2020
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$264,706	$48,099	$45,350	$358,155	$15,758	$—	$43,252	$59,010
Buildings and improvements	1,655,067	436,828	227,390	2,319,285	132,481	765	171,630	304,876
Acquired lease intangibles	142,439	—	17,333	159,772	10,810	—	23,823	34,633
Right of use assets, net	77,455	—	—	77,455	—	—	—	—
Total net real estate assets	2,139,667	484,927	290,073	2,914,667	159,049	765	238,705	398,519
Receivables and other assets	6,041	—	3,534	9,575	257	—	139	396
Total assets acquired (1)	2,145,708	484,927	293,607	2,924,242	159,306	765	238,844	398,915
Lease liabilities	(138,126)	—	—	(138,126)	—	—	—	—
Accrued expenses and other liabilities	(20,748)	(8,703)	(266)	(29,717)	(671)	—	(2,043)	(2,714)
Total liabilities acquired	(158,874)	(8,703)	(266)	(167,843)	(671)	—	(2,043)	(2,714)
Noncontrolling interests (2)	(2,597)	(2,056)	(16,540)	(21,193)	(2,827)	—	—	(2,827)
Cash disbursed for acquisitions	1,984,237	474,168	276,801	2,735,206	155,808	765	236,801	393,374
Construction in progress additions	190,672	60,251	29,448	280,371	75,617	33,021	33,593	142,231
Less: Capitalized interest	(9,658)	(2,092)	(2,277)	(14,027)	(7,760)	(2,569)	(2,905)	(13,234)
Accruals (3)	38	—	(3,057)	(3,019)	(1,376)	—	(922)	(2,298)
Cash disbursed for construction in progress	181,052	58,159	24,114	263,325	66,481	30,452	29,766	126,699
Capital improvements to existing properties	115,115	26,496	24,080	165,691	130,465	5,971	46,888	183,324
Total cash invested in real property, net of cash acquired	$2,280,404	$558,823	$324,995	$3,164,222	$352,754	$37,188	$313,455	$703,397
(1) Excludes $301,000 and $580,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2021 and September 30, 2020, respectively.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.
On July 30, 2021, we acquired a portfolio of 85 seniors housing properties owned by Holiday Retirement for $1,576,600,000, which are included in our Seniors Housing Operating segment. Atria Senior Living assumed operations of the portfolio following its acquisition of the Holiday Retirement management company pursuant to an incentive-based management agreement. As part of this transaction, a wholly owned subsidiary assumed the leasehold interest in a 26 property portfolio and subsequently purchased eight of the leased properties from the landlord. The lease, identified as an operating lease, expires in 2035 and was recognized as a right of use asset, net of above market lease intangibles, and lease liability. No rent will be paid in excess of net cash flow related to the remaining leasehold properties.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Development projects:
Seniors Housing Operating	$58,844	$93,188
Triple-net	22,990	59,201
Outpatient Medical	116,612	43,493
Total development projects	198,446	195,882
Expansion projects	—	48,600
Total construction in progress conversions	$198,446	$244,482

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2021	December 31, 2020
Assets:
In place lease intangibles	$1,549,294	$1,406,705
Above market tenant leases	54,542	52,621
Lease commissions	49,579	40,704
Gross historical cost	1,653,415	1,500,030
Accumulated amortization	(1,249,032)	(1,177,513)
Net book value	$404,383	$322,517

Weighted-average amortization period in years	8.3	10.5

Liabilities:
Below market tenant leases	$75,083	$77,851
Accumulated amortization	(43,484)	(40,871)
Net book value	$31,599	$36,980

Weighted-average amortization period in years	8.4	8.3
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental income related to (above)/below market tenant leases, net	$384	$327	$1,241	$1,252
Amortization related to in place lease intangibles and lease commissions	(32,872)	(28,948)	(76,083)	(98,241)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2021	$36,111	$1,962
2022	112,533	7,311
2023	70,483	5,179
2024	33,451	3,053
2025	23,099	2,524
Thereafter	128,706	11,570
Total	$404,383	$31,599
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At September 30, 2021, two Seniors Housing Operating, 20 Triple-net, and two Outpatient Medical properties with an aggregate real estate balance of $251,152,000 were classified as held for sale. In addition to the real property balances held for sale, net other assets and (liabilities) of $18,081,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties is approximately $293,526,000.
During the nine months ended September 30, 2021, we recorded $19,567,000 of impairment charges related to four Triple-net properties and one Outpatient Medical property classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the nine months ended September 30, 2021, we recorded $29,183,000 of impairment charges related to two Seniors Housing Operating properties and two Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value. During the nine months ended September 30, 2020, we recorded $79,905,000 of impairment charges related to 13 Seniors Housing Operating properties and one Triple-net property classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the nine months ended September 30, 2020, we recorded $46,386,000 of impairment charges related to four Seniors Housing Operating properties and four Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Real estate dispositions:
Seniors Housing Operating	$112,837	$1,093,477
Triple-net	439,974	33,445
Outpatient Medical	159,000	1,394,971
Total dispositions	711,811	2,521,893
Gain (loss) on real estate dispositions, net	223,702	902,991
Net other assets/(liabilities) disposed	6,195	98,065
Proceeds from real estate dispositions	$941,708	$3,522,949
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Revenues:
Total revenues	$7,103	$7,471	(1)	$58,302	$262,951
Expenses:
Interest expense	32	1,737		1,471	10,039
Property operating expenses	925	33,330		7,942	150,501
Provision for depreciation	440	18,085		8,665	72,877
Total expenses	1,397	53,152		18,078	233,417
Income (loss) from real estate dispositions, net	$5,706	$(45,681)		$40,224	$29,534
(1) During the three months ended September 30, 2020, we reserved for straight-line rent receivable balances on properties operated by Genesis Healthcare. See also Note 9 for additional information.
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the period presented (in thousands):

		Nine Months Ended
	Classification	September 30, 2021	September 30, 2020
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$16,430	$17,397
Non-real estate investment lease expense	General and administrative expenses	3,461	3,673
Finance lease cost:
Amortization of leased assets	Property operating expenses	6,120	6,229
Interest on lease liabilities	Interest expense	4,950	4,693
Sublease income	Rental income	(5,972)	(3,130)
Total		$24,989	$28,862
(1) Includes short-term leases which are immaterial.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	September 30, 2021	December 31, 2020
Right of use assets:
Operating leases - real estate	Right of use assets, net	$371,034	$310,017
Finance leases - real estate	Right of use assets, net	155,580	155,849
Real estate right of use assets, net		526,614	465,866
Operating leases - non-real estate investments	Receivables and other assets	6,686	9,624
Total right of use assets, net		$533,300	$475,490

Lease liabilities:
Operating leases		$434,303	$311,164
Financing leases		110,244	107,102
Total		$544,547	$418,266
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the nine months ended September 30, 2021 and 2020, we reserved for previously recognized straight-line rent receivable balances of $49,241,000 and $146,508,000 through rental income, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable. Included in the 2020 amount was $91,025,000 related to Genesis Healthcare, whom noted substantial doubt as to their ability to continue as a going concern.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the nine months ended September 30, 2021, we recognized $1,015,550,000 of rental income related to operating leases, of which $134,632,000 was for variable lease payments which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the nine months ended September 30, 2020, we recognized $1,061,311,000 of rental income related to operating leases, of which $153,217,000 was for variable lease payments.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $26,361,000 and $15,615,000 as of September 30, 2021 and December 31, 2020, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	September 30, 2021	December 31, 2020
Mortgage loans	$957,114	$299,430
Other real estate loans	174,078	152,739
Allowance for credit losses on real estate loans receivable	(15,547)	(8,797)
Real estate loans receivable, net of credit allowance	1,115,645	443,372
Non-real estate loans	362,077	455,508
Allowance for credit losses on non-real estate loans receivable	(151,255)	(215,239)
Non-real estate loans receivable, net of credit allowance	210,822	240,269
Total loans receivable, net of credit allowance	$1,326,467	$683,641

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Advances on loans receivable:
Investments in new loans	$935,594	$194,942
Draws on existing loans	17,412	21,365
Net cash advances on loans receivable	953,006	216,307

Receipts on loans receivable:
Loan payoffs	179,827	—
Principal payments on loans	70,588	14,345
Net cash receipts on loans receivable	250,415	14,345
Net cash advances (receipts) on loans receivable	$702,591	$201,962
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	September 30, 2021
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$178,301	$(148,438)	$29,863	3
Collective loan pool	2007-2016	201,939	(3,061)	198,878	17
Collective loan pool	2017	125,661	(1,127)	124,534	7
Collective loan pool	2018	23,263	(346)	22,917	2
Collective loan pool	2019	22,047	(334)	21,713	4
Collective loan pool	2020	46,335	(703)	45,632	6
Collective loan pool	2021	895,723	(12,793)	882,930	17
Total loans		$1,493,269	$(166,802)	$1,326,467	56

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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30, 2021	September 30, 2020
Balance at beginning of period	$224,036	$68,372
Adoption of ASU 2016-13	—	5,212
Provision for loan losses	7,309	11,351
Loan write-offs (1)	(64,075)	—
Foreign currency translation	(468)	(40)
Balance at end of period	$166,802	$84,895
(1) Includes $64,075,000 related to the Genesis Healthcare lease terminations for the nine months ended September 30, 2021. See Note 9 for further details.
The following is a summary of our deteriorated loans (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Balance of deteriorated loans at end of period (1)	$178,301	$249,314
Allowance for credit losses	(148,438)	(76,695)
Balance of deteriorated loans not reserved	$29,863	$172,619
Interest recognized on deteriorated loans (2)	$3,171	$13,847
(1) Current year amounts include $2,157,000 and $3,623,000 of loans on non-accrual as of September 30, 2021 and December 31, 2020, respectively. Prior year amounts include $10,686,000 and $2,534,000 as of September 30, 2020 and December 31, 2019, respectively.
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

	Percentage Ownership (1)	September 30, 2021	December 31, 2020
Seniors Housing Operating	10% to 65%	$771,337	$653,057
Triple-net	10% to 25%	46,466	5,629
Outpatient Medical	15% to 50%	160,152	287,548
Total		$977,955	$946,234
(1) Includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At September 30, 2021, the aggregate unamortized basis difference of our joint venture investments of $118,012,000 is primarily attributable to the difference between the amount for which we purchase our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
As of September 30, 2021, we have made loans totaling $273,654,000 related to eight properties for the development and construction of certain properties which are classified as in substance real estate investments. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810 Consolidation. VIEs are required to be consolidated by their primary beneficiary ("PB") which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the PB of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $16,667,000 related to these investments.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2021, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
ProMedica	205	$168,832	12%
Sunrise Senior Living (3)	155	157,256	11%
Revera (3)	85	71,139	5%
Avery Healthcare	61	62,325	5%
Belmont Village	21	45,475	4%
Remaining portfolio	1,079	938,441	63%
Totals	1,606	$1,443,468	100%
(1) ProMedica is in our Triple-net segment. Sunrise Senior Living, Revera and Belmont Village are in our Seniors Housing Operating segment. Avery Healthcare is in both the Triple-net and Seniors Housing Operating segments.
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
•As of September 30, 2021, operations have transitioned for 39 of the remaining properties, with three additional properties expected to transition before year end.
•We have entered into definitive agreements to sell 35 Genesis properties for $496 million to a joint venture with Aurora Health Network and Peace Capital. As of September 30, 2021, we have closed on the sale of 21 of these properties for proceeds of $331 million and the remaining 14 are classified as held for sale.
•We currently lease seven properties which we previously subleased to Genesis. We have entered into a forward sales agreement with Aurora Health Network that is intended to close simultaneously with the purchase option exercise in April 2023. We have transitioned the operations of these properties into a new lease agreement with a regional operator during the quarter ended June 30, 2021.
•To effectuate the transition of all 51 properties, we agreed to provide Genesis a lease termination fee of $86 million upon successful transition of all properties, which will be used to immediately repay indebtedness to us. The debt reduction associated with the lease termination fee was previously reserved as an allowance for credit losses on loans receivable.
•Additionally, upon achievement of certain restructuring milestones, we will reduce Genesis' indebtedness by an additional $170 million in exchange for an equity interest in Genesis. Upon conclusion of the aforementioned loan transactions, Genesis will have $167 million of indebtedness to us, exclusive of additional paid in kind interest, which will carry a maturity date of January 1, 2024. As of September 30, 2021, our total carrying value of Genesis loans receivable, net of allowances for credit losses, was $149,574,000.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At September 30, 2021, we had a primary unsecured credit facility with a consortium of 34 banks that included a $4,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2023 (none outstanding at September 30, 2021) and a $3,000,000,000 tranche that matures on June 4, 2025 ($51,000,000 outstanding at September 30, 2021). Both tranches may be extended for two successive terms of six months at our option. The term credit facilities mature on July 19, 2023. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2021). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate. The applicable margin is based on our debt ratings and was 0.775% at September 30, 2021. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at September 30, 2021.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of September 30, 2021, there was a balance of $239,996,000 outstanding on the commercial paper program ($240,000,000 in principal outstanding net of an unamortized discount of $4,000), which reduces the borrowing capacity of the unsecured revolving credit facility. The notes bear interest at various floating rates with a weighted average of 0.19% as of September 30, 2021 and a weighted average maturity of four days as of September 30, 2021.
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance outstanding at quarter end	$291,000	$—	$291,000	$—
Maximum amount outstanding at any month end	$990,000	$—	$990,000	$2,100,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$470,935	$—	$255,114	$663,895
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	0.21%	—%	0.42%	2.09%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At September 30, 2021, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (1,3)	Totals
2021	$—	$211,978	$211,978
2022	—	481,702	481,702
2023 (4, 5)	697,270	504,855	1,202,125
2024	1,350,000	183,192	1,533,192
2025	1,260,000	178,544	1,438,544
Thereafter (6, 7, 8)	7,901,074	709,510	8,610,584
Totals	$11,208,344	$2,269,781	$13,478,125
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheet.
(2) Annual interest rates range from 0.78% to 6.50%.
(3) Annual interest rates range from 0.02% to 7.93%. Carrying value of the properties securing the debt totaled $5,261,000,000 at September 30, 2021.
(4) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $197,270,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2021). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.90% (1.33% at September 30, 2021).
(5) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.90% (0.98% at September 30, 2021).
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $236,724,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2021).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $740,850,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2021).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $673,500,000 based on the Sterling/U.S. Dollar exchange rate in effect on September 30, 2021).

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2021		September 30, 2020
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$11,509,533	3.67%	$10,427,562	4.03%
Debt issued	1,250,000	2.50%	1,600,000	1.89%
Debt extinguished	(1,533,752)	2.42%	(566,248)	3.26%
Foreign currency	(17,437)	4.37%	(48,037)	4.14%
Ending balance	$11,208,344	3.71%	$11,413,277	3.67%
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2021		September 30, 2020
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,378,073	3.27%	$2,993,342	3.63%
Debt issued	2,693	3.75%	44,921	2.58%
Debt extinguished	(70,144)	6.02%	(491,506)	2.61%
Principal payments	(48,710)	3.39%	(46,585)	3.60%
Foreign currency	7,869	2.97%	(30,984)	3.19%
Ending balance	$2,269,781	3.10%	$2,469,188	3.16%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2021, we were in compliance in all material respects with the covenants under our debt agreements.
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
During the nine months ended September 30, 2021 and 2020, we settled certain net investment hedges generating cash proceeds of $8,879,000 and $3,485,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$625,000	$625,000
Denominated in Pound Sterling	£1,904,708	£1,340,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$25,000	$450,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Forward sales contracts denominated in Canadian Dollars	$80,000	$80,000
Forward purchase contracts denominated in Pound Sterling	£(37,408)	£—
(1) At September 30, 2021 the maximum maturity date was November 1, 2023.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location	2021	2020	2021	2020
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$5,849	$5,724	$17,416	$16,475
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$241	$(1,159)	$(1,415)	$(3,207)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments	$9,216	$—	$9,216	$—
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$130,711	$(145,512)	$100,866	$86,429

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13. Commitments and Contingencies
At September 30, 2021, we had 13 outstanding letter of credit obligations totaling $28,366,000 and expiring between 2021 and 2022. At September 30, 2021, we had outstanding construction in progress of $562,487,000 and were committed to providing additional funds of approximately $1,072,343,000 to complete construction. Additionally, at September 30, 2021, we had outstanding investments classified as in substance real estate of $273,654,000 and were committed to provide additional funds of $16,667,000 (see Note 8 for additional information). Purchase obligations include $101,284,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2021	December 31, 2020
Preferred Stock:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	437,049,822	419,124,469
Outstanding shares	435,273,885	417,400,602
Common Stock In July 2021, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $2,500,000,000 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements. As of September 30, 2021, we had $2,491,418,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 11,798,154 shares with maturity dates in 2022 which we expect to physically settle for cash proceeds of $993,881,000.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the nine months ended September 30, 2021.
The following is a summary of our common stock issuances during the nine months ended September 30, 2021 and 2020 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2020 Dividend reinvestment plan issuances	264,153	$72.33	$19,105	$19,105
2020 Option exercises	251	47.81	12	12
2020 ATM Program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	185,994		—	—
2020 Totals	7,250,376		$607,189	$595,313

2021 ATM Program issuances	17,720,008	77.91	1,380,519	1,366,464
2021 Stock incentive plans, net of forfeitures	153,275		—	—
2021 Totals	17,873,283		$1,380,519	$1,366,464
Dividends The decrease in dividends is attributable to the declaration of a reduced cash dividend beginning with the quarter ending March 31, 2020. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2021		September 30, 2020
	Per Share	Amount	Per Share	Amount
Common stock	$1.83	$771,984	$2.09	$865,357

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Foreign currency translation	$(677,331)	$(621,792)
Derivative and financial instruments designated as hedges	574,154	473,288
Total accumulated other comprehensive income (loss)	$(103,177)	$(148,504)
15. Stock Incentive Plans
Our 2016 Long-Term Incentive Plan (“2016 Plan”) authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Our non-employee directors, officers and key employees are eligible to participate in the 2016 Plan. The 2016 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to four years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $4,535,000 and $14,868,000 for the three and nine months ended September 30, 2021, respectfully, and $6,565,000 and $20,938,000 for the same periods in 2020.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$179,663	$325,585	$277,466	$815,115

Adjustment for net income (loss) attributable to OP units	(473)	(1,716)	(2,699)	(4,470)
Numerator for diluted earnings per share	$179,190	$323,869	$274,767	$810,645

Denominator for basic earnings per share - weighted average shares	428,031	417,027	420,955	414,822
Effect of dilutive securities:
Non-vested restricted shares	537	542	465	620
Redeemable OP units	1,396	1,396	1,396	1,396
Employee stock purchase program	19	22	19	22
Dilutive potential common shares	1,952	1,960	1,880	2,038
Denominator for diluted earnings per share - adjusted weighted average shares	429,983	418,987	422,835	416,860

Basic earnings per share	$0.42	$0.78	$0.66	$1.96
Diluted earnings per share	$0.42	$0.77	$0.65	$1.94
As of September 30, 2021, forward sales agreements outstanding for the sale of 11,798,154 shares of common stock were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive to the three and nine month periods ended September 30, 2021.
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
Equity Warrants — The fair value of equity warrants is estimated using Level 3 inputs and includes data points such as enterprise value of the underlying HC-One Group real estate portfolio, marketability discount for private company warrants, dividend yield, volatility and risk-free rate. The enterprise value is driven by projected cash flows, weighted average cost of capital and a terminal capitalization rate.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$941,357	$967,813	$293,752	$297,207
Other real estate loans receivable	174,288	174,088	149,620	152,211
Equity securities	1,922	1,922	4,636	4,636
Cash and cash equivalents	303,982	303,982	1,545,046	1,545,046
Restricted cash	58,663	58,663	475,997	475,997
Non-real estate loans receivable	210,822	212,054	240,269	255,724
Foreign currency forward contracts, interest rate swaps and cross currency swaps	19,637	19,637	4,668	4,668
Equity warrants	40,658	40,658	—	—

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$290,996	$290,996	$—	$—
Senior unsecured notes	11,116,067	12,485,436	11,420,790	13,093,926
Secured debt	2,262,345	2,325,322	2,377,930	2,451,782
Foreign currency forward contracts, interest rate swaps and cross currency swaps	27,731	27,731	118,054	118,054

Redeemable OP unitholder interests	$147,083	$147,083	$116,240	$115,346
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

	Fair Value Measurements as of September 30, 2021
	Total	Level 1	Level 2	Level 3
Equity securities	$1,922	$1,922	$—	$—
Equity warrants	40,658	—	—	40,658
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(8,094)	—	(8,094)	—
Totals	$34,486	$1,922	$(8,094)	$40,658
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the nine months ended September 30, 2021 (in thousands):

Nine Months Ended
September 30, 2021
Beginning balance	$—
Warrants acquired	32,419
Mark-to-market adjustment	9,216
Foreign currency	(977)
Ending balance	$40,658
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate of 11%.

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
Non-segment revenue consists mainly of interest income on cash investments recorded in other income. Non-segment assets consist of corporate assets including cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended September 30, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$835,617	$—	$—	$—	$835,617
Rental income	—	200,641	157,343	—	357,984
Interest income	1,135	38,257	472	—	39,864
Other income	2,767	1,087	1,688	790	6,332
Total revenues	839,519	239,985	159,503	790	1,239,797

Property operating expenses	666,610	11,664	48,072	3,054	729,400
Consolidated net operating income	172,909	228,321	111,431	(2,264)	510,397

Depreciation and amortization	157,176	54,226	56,352	—	267,754
Interest expense	9,360	1,548	4,811	106,803	122,522
General and administrative expenses	—	—	—	32,256	32,256
Loss (gain) on derivatives and financial instruments, net	—	(8,078)	—	—	(8,078)
Loss (gain) on extinguishment of debt, net	—	—	(5)	—	(5)
Provision for loan losses, net	152	(323)	(100)	—	(271)
Impairment of assets	—	1,490	—	—	1,490
Other expenses	5,449	(4,248)	640	1,734	3,575
Income (loss) from continuing operations before income taxes and other items	772	183,706	49,733	(143,057)	91,154
Income tax (expense) benefit	—	—	—	(4,940)	(4,940)
Income (loss) from unconsolidated entities	(15,810)	5,038	(5,060)	—	(15,832)
Gain (loss) on real estate dispositions, net	(615)	81,712	38,857	—	119,954
Income (loss) from continuing operations	(15,653)	270,456	83,530	(147,997)	190,336
Net income (loss)	$(15,653)	$270,456	$83,530	$(147,997)	$190,336

Total assets	$17,741,955	$9,317,352	$6,247,215	$173,503	$33,480,025

Three Months Ended September 30, 2020:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$740,956	$—	$—	$—	$740,956
Rental income	—	103,938	171,108	—	275,046
Interest income	113	15,877	760	—	16,750
Other income	996	1,113	836	1,177	4,122
Total revenues	742,065	120,928	172,704	1,177	1,036,874

Property operating expenses	567,704	12,567	52,728	1,718	634,717
Consolidated net operating income	174,361	108,361	119,976	(541)	402,157

Depreciation and amortization	133,224	58,157	64,151	—	255,532
Interest expense	12,728	2,070	4,287	105,766	124,851
General and administrative expenses	—	—	—	31,003	31,003
Loss (gain) on derivatives and financial instruments, net	—	1,395	—	—	1,395
Loss (gain) on extinguishment of debt, net	—	—	—	33,004	33,004
Provision for loan losses, net	86	372	2,399	—	2,857
Impairment of assets	12,778	10,535	—	—	23,313
Other expenses	6,488	2,805	781	1,470	11,544
Income (loss) from continuing operations before income taxes and other items	9,057	33,027	48,358	(171,784)	(81,342)
Income tax (expense) benefit	—	—	—	(2,003)	(2,003)
Income (loss) from unconsolidated entities	(7,678)	(423)	2,120	—	(5,981)
Gain (loss) on real estate dispositions, net	313,319	(619)	171,604	—	484,304
Income (loss) from continuing operations	314,698	31,985	222,082	(173,787)	394,978
Net income (loss)	$314,698	$31,985	$222,082	$(173,787)	$394,978

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2021	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,299,972	$—	$—	$—	$2,299,972
Rental income	—	557,829	457,721	—	1,015,550
Interest income	3,110	86,040	8,741	—	97,891
Other income	5,388	3,539	8,336	2,175	19,438
Total revenues	2,308,470	647,408	474,798	2,175	3,432,851

Property operating expenses	1,804,939	37,132	140,430	6,882	1,989,383
Consolidated net operating income	503,531	610,276	334,368	(4,707)	1,443,468

Depreciation and amortization	420,797	165,299	166,969	—	753,065
Interest expense	31,331	5,134	12,733	318,807	368,005
General and administrative expenses	—	—	—	93,618	93,618
Loss (gain) on derivatives and financial instruments, net	—	(6,503)	—	—	(6,503)
Loss (gain) on extinguishment of debt, net	(1,537)	—	(5)	52,506	50,964
Provision for loan losses, net	222	10,549	(3,462)	—	7,309
Impairment of assets	22,317	24,222	2,211	—	48,750
Other expenses	12,617	4,845	2,450	6,344	26,256
Income (loss) from continuing operations before income taxes and other items	17,784	406,730	153,472	(475,982)	102,004
Income tax (expense) benefit	—	—	—	(6,662)	(6,662)
Income (loss) from unconsolidated entities	(23,514)	14,822	(2,067)	—	(10,759)
Gain (loss) on real estate dispositions, net	4,552	126,463	92,687	—	223,702
Income (loss) from continuing operations	(1,178)	548,015	244,092	(482,644)	308,285
Net income (loss)	$(1,178)	$548,015	$244,092	$(482,644)	$308,285

Nine Months Ended September 30, 2020	Seniors Housing Operating		Triple-net		Outpatient Medical		Non-segment / Corporate	Total
Resident fees and services	$2,360,488		$—		$—		$—	$2,360,488
Rental income	—		512,815		548,496		—	1,061,311
Interest income	305		46,068		1,687		—	48,060
Other income	6,050		3,393		2,681		1,968	14,092
Total revenues	2,366,843		562,276		552,864		1,968	3,483,951

Property operating expenses	1,771,088		39,432		165,024		1,718	1,977,262
Consolidated net operating income	595,755		522,844		387,840		250	1,506,689

Depreciation and amortization	419,161		173,989		202,554		—	795,704
Interest expense	43,191		7,668		13,421		328,935	393,215
General and administrative expenses	—		—		—		100,546	100,546
Loss (gain) on derivatives and financial instruments, net	—		10,480		—		—	10,480
Loss (gain) on extinguishment of debt, net	(492)		—		741		33,004	33,253
Provision for loan losses, net	86	18.69	8,895	—	2,370	18.69	—	11,351
Impairment of assets	91,424		34,867		—		—	126,291
Other expenses	13,463		6,818		8,244		8,722	37,247
Income (loss) from continuing operations before income taxes and other items	28,922		280,127		160,510		(470,957)	(1,398)
Income tax (expense) benefit	—		—		—		(9,678)	(9,678)
Income (loss) from unconsolidated entities	(25,489)		11,776		5,372		—	(8,341)
Gain (loss) on real estate dispositions, net	327,635		51,166		524,190		—	902,991
Income (loss) from continuing operations	331,068		343,069		690,072		(480,635)	883,574
Net income (loss)	$331,068		$343,069		$690,072		$(480,635)	$883,574

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Revenues:	Amount(1)	%	Amount	%	Amount(1)	%	Amount	%
United States	$990,034	79.9%	$819,057	79.0%	$2,709,354	78.9%	$2,820,609	81.0%
United Kingdom	146,308	11.8%	110,281	10.6%	405,938	11.8%	337,601	9.7%
Canada	103,455	8.3%	107,536	10.4%	317,559	9.3%	325,741	9.3%
Total	$1,239,797	100.0%	$1,036,874	100.0%	$3,432,851	100.0%	$3,483,951	100.0%

	As of
	September 30, 2021		December 31, 2020
Assets:	Amount	%	Amount	%
United States	$27,132,959	81.0%	$26,658,659	82.1%
United Kingdom	3,978,661	11.9%	3,352,549	10.3%
Canada	2,368,405	7.1%	2,472,434	7.6%
Total	$33,480,025	100.0%	$32,483,642	100.0%
(1) The United States, United Kingdom and Canada represent 74%, 13% and 13% of our resident fees and services revenue for the three and nine month periods ended September 30, 2021, respectively.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the nine months ended September 30, 2021 and 2020, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

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

	September 30, 2021	December 31, 2020
Assets:
Net real estate investments	$451,723	$454,333
Cash and cash equivalents	15,067	15,547
Receivables and other assets	7,999	11,171
Total assets (1)	$474,789	$481,051

Liabilities and equity:
Secured debt	$164,010	$165,671
Lease liabilities	3,648	1,325
Accrued expenses and other liabilities	12,939	14,997
Total equity	294,192	299,058
Total liabilities and equity	$474,789	$481,051
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
The following table summarizes our consolidated portfolio for the three months ended September 30, 2021 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$172,909	33.8%	690
Triple-net	228,321	44.5%	619
Outpatient Medical	111,431	21.7%	297
Totals	$512,661	100.0%	1,606

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
Our Seniors Housing Operating revenues are dependent on occupancy. Spot occupancy has steadily increased in recent months, with 96% of communities open for new admissions and nearly all communities allowing visitors, in-person tours and communal dining and activities. Rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. have resulted in a significant decrease in total resident case counts since mid-January across the portfolio.
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
During the nine months ended September 30, 2021, we collected approximately 94% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made during the nine months ended September 30, 2021. We evaluate leases individually and recognize rent on a cash basis if collectability of substantially all contractual rent payments is not probable. To the extent the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the nine months ended September 30, 2021, we have collected virtually all rent due from tenants in our Outpatient Medical portfolio, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. We evaluate leases individually and recognize rent on a cash basis if collectability of substantially all contractual rent payments is not probable.
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
For the nine months ended September 30, 2021, resident fees and services and rental income represented 67% and 30%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At September 30, 2021, we had $303,982,000 of cash and cash equivalents, $58,663,000 of restricted cash and $3,709,000,000 of available borrowing capacity under our unsecured revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Transactions
Capital The following summarizes key capital transactions that occurred during the nine months ended September 30, 2021:
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
•In July 2021, we entered into an amended and restated ATM Program (as defined below) pursuant to which we may offer and sell up to $2,500,000,000 of common stock from time to time. Since the beginning of the year, we sold 29,518,162 shares of common stock under our current and previous ATM Programs via forward sale agreements which are expected to generate gross proceeds of approximately $2,374,401,000, of which 17,720,008 shares have been settled resulting in $1,380,519,000 of gross proceeds during the nine months ended September 30, 2021.
•During the nine months ended September 30, 2021, we extinguished $70,144,000 of secured debt at a blended average interest rate of 6.02%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2021 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	132	$2,139,667	5.4%
Triple-net	22	484,927	6.3%
Outpatient Medical	10	290,073	5.5%
Totals	164	$2,914,667	5.6%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the nine months ended September 30, 2021 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating	12	$118,590	$112,837	4.8%
Triple-net	46	569,664	439,974	7.5%
Outpatient Medical	10	253,454	159,000	5.0%
Totals	68	$941,708	$711,811	6.5%

(1) Represents net proceeds received upon disposition, including any seller financing.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
Dividends Our Board of Directors declared a cash dividend for the quarter ended September 30, 2021 of $0.61 per share. On November 23, 2021, we will pay our 202nd consecutive quarterly cash dividend to stockholders of record on November 16, 2021.

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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2020	2020	2020	2020
Net income (loss)	$190,336	$45,757	$72,192	$155,278	$394,978	$159,216	$329,380
NICS	179,663	26,257	71,546	163,729	325,585	179,246	310,284
FFO	345,739	248,840	287,167	225,827	185,014	335,597	356,124
NOI	510,397	498,335	434,736	501,455	402,157	527,711	576,821
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2020	2020	2020	2020

Net debt to book capitalization ratio	43%	43%	42%	41%	41%	43%	44%
Net debt to undepreciated book capitalization ratio	35%	35%	34%	34%	34%	35%	37%
Net debt to market capitalization ratio	27%	26%	28%	30%	33%	36%	40%

Interest coverage ratio	4.81x	3.30x	3.56x	4.20x	6.23x	4.29x	5.42x
Fixed charge coverage ratio	4.22x	2.93x	3.16x	3.72x	5.52x	3.84x	4.88x
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2020	2020	2020	2020
Property mix:(1)
Seniors Housing Operating	34%	32%	39%	32%	43%	34%	42%
Triple-net	45%	45%	36%	45%	27%	42%	34%
Outpatient Medical	21%	23%	25%	23%	30%	24%	24%

Relationship mix: (1, 2)
ProMedica	11%	12%	12%	11%	13%	10%	9%
Sunrise Senior Living (3)	9%	10%	14%	12%	15%	10%	14%
Revera (3)	5%	5%	5%	4%	6%	5%	6%
Avery Healthcare	4%	4%	5%	4%	5%	3%	3%
Belmont Village	3%	4%	2%	2%	3%	3%	3%
Remaining relationships	68%	65%	62%	67%	58%	69%	65%

Geographic mix:(1)
United Kingdom	14%	13%	10%	11%	12%	8%	9%
California	12%	12%	15%	12%	17%	14%	15%
Texas	9%	9%	7%	10%	12%	10%	7%
Canada	6%	7%	7%	5%	8%	6%	7%
New Jersey	5%	5%	7%	7%	(5)%	7%	8%
Remaining geographic areas	54%	54%	54%	55%	56%	55%	54%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) During the quarter ended June 30, 2021, we provided £540 million (approximately $750,330,000 based on the Sterling/ U.S. Dollar exchange rate as of the date of funding) of senior loan financing and a £30 million delayed facility for working capital and capital expenditures to affiliates of Safanad, a global real estate and private equity firm, as part of the recapitalization of its investment in HC-One Group. NOI related to this investment for the quarter ended September 30, 2021 was 5%.

(3) Revera owns a controlling interest in Sunrise Senior Living.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2021 (dollars in thousands):

	Expiration Year (1)
	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030	Thereafter
Triple-net:
Properties	55	36	2	14	28	48	17	14	15	12	356
Base rent (2)	$7,903	$2,913	$2,482	$11,431	$6,147	$71,469	$32,526	$16,953	$32,248	$42,651	$380,526
% of base rent	1.3%	0.5%	0.4%	1.9%	1.0%	11.8%	5.4%	2.8%	5.3%	7.0%	62.6%
Units/beds	4,422	4,260	173	1,372	2,911	4,919	2,047	1,053	1,129	1,438	36,664
% of Units/beds	7.3%	7.1%	0.3%	2.3%	4.8%	8.1%	3.4%	1.7%	1.9%	2.4%	60.7%

Outpatient Medical:
Square feet	777,444	1,923,922	2,031,094	2,489,076	1,335,888	1,711,598	1,209,061	1,100,135	1,010,734	1,666,832	5,602,883
Base rent (2)	$22,724	$55,467	$56,329	$74,928	$36,998	$46,928	$31,962	$29,909	$27,547	$43,544	$122,274
% of base rent	4.1%	10.1%	10.3%	13.7%	6.7%	8.6%	5.8%	5.5%	5.0%	7.9%	22.3%
Leases	136	428	442	424	276	285	184	148	136	116	243
% of Leases	4.8%	15.2%	15.7%	15.0%	9.8%	10.1%	6.5%	5.3%	4.8%	4.1%	8.7%

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

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	$	%
Cash, cash equivalents and restricted cash at beginning of period	$2,021,043	$385,765	$1,635,278	424%
Cash provided from (used in) operating activities	991,995	1,109,584	(117,589)	(11)%
Cash provided from (used in) investing activities	(2,988,472)	2,329,745	(5,318,217)	(228)%
Cash provided from (used in) financing activities	338,919	(1,666,195)	2,005,114	120%
Effect of foreign currency translation	(840)	(3,566)	2,726	76%
Cash, cash equivalents and restricted cash at end of period	$362,645	$2,155,333	$(1,792,688)	(83)%
Operating Activities The changes in net cash provided from operating activities are primarily attributable to declines in revenue as a result of decreased occupancy at our Seniors Housing Operating properties, straight-line receivable reserves related to Triple-net leases during the nine months ended September 30, 2021 and dispositions. Please see “Results of Operations” for discussion of net income fluctuations. For the nine months ended September 30, 2021 and 2020, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	$
New development	$263,325	$126,699	$136,626
Recurring capital expenditures, tenant improvements and lease commissions	53,471	61,047	(7,576)
Renovations, redevelopments and other capital improvements	112,220	122,277	(10,057)
Total	$429,016	$310,023	$118,993
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In March 2021, we completed the issuance of $750,000,000 senior unsecured notes with a maturity date of June 2031. In June 2021, we completed the issuance of $500,000,000 senior unsecured notes with a maturity date of January 2029. Net proceeds from these debt issuances were used to redeem the remaining $339,128,000 of our 3.75% senior unsecured notes due 2023, $334,624,000 of our 3.95% senior unsecured notes due 2023, and $860,000,000 remaining on our term loan due April 2022. In June 2021, we closed on a new $4,700,000,000 unsecured credit facility. The credit facility includes $4,000,000,000 of revolving credit capacity. As of September 30, 2021, we have total near-term available liquidity of approximately $4.0 billion. However, we are unable to accurately predict the full impact that the pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, including factors identified under the heading “Risk Factors".
Off-Balance Sheet Arrangements
At September 30, 2021, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 65%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At September 30, 2021, we had 13 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Unsecured credit facility and commercial paper (1,2)	$291,000	$240,000	$—	$—	$51,000
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	8,850,000	—	—	2,600,000	6,250,000
Canadian Dollar senior unsecured notes (2)	236,724	—	—	—	236,724
Pounds Sterling senior unsecured notes (2)	1,414,350	—	—	—	1,414,350
U.S. Dollar term credit facility	510,000	—	500,000	10,000	—
Canadian Dollar term credit facility (2)	197,270	—	197,270	—	—
Secured debt: (1,2)
Consolidated	2,269,781	211,978	986,557	361,736	709,510
Unconsolidated	1,204,775	37,622	254,876	633,778	278,499
Contractual interest obligations: (3)
Unsecured credit facility and commercial paper	7,756	422	3,315	3,315	704
Senior unsecured notes and term loans (2)	3,804,876	133,915	831,409	712,190	2,127,362
Consolidated secured debt (2)	257,041	17,305	99,855	57,554	82,327
Unconsolidated secured debt (2)	189,468	9,990	72,687	45,504	61,287
Financing lease liabilities (4)	208,905	3,828	77,946	3,255	123,876
Operating lease liabilities (4)	1,405,385	16,018	91,491	89,495	1,208,381
Purchase obligations (5)	1,190,293	200,892	840,308	134,346	14,747
Total contractual obligations	$22,037,624	$871,970	$3,955,714	$4,651,173	$12,558,767

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
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2021, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
On May 4, 2021, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement on Form S-3 covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units to replace our existing “universal” shelf registration statement filed with the SEC on May 17, 2018, and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock to replace our existing DRIP registration statement on Form S-3 filed with the SEC on May 17, 2018. As of October 29, 2021, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On July 30, 2021, we entered into (i) an amended and restated equity distribution agreement (the “EDA”) with each of Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Hancock Whitney Investment Services, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated, Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $2,500,000,000 aggregate amount of our common stock and (ii) separate master forward sale confirmations with each of Bank of America, N.A., Bank of Montreal, The Bank of New York Mellon, Barclays Bank PLC, BNP Paribas, Citibank, N.A., Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG, London Branch, Goldman Sachs & Co. LLC, Jefferies LLC, JPMorgan Chase Bank, National Association, KeyBanc Capital Markets Inc., Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, Truist Bank, London Branch and Wells Fargo Bank, National Association (together with the EDA, the “ATM Program”), amending and restating the ATM Program entered into on May 4, 2021 to, among other amendments, increase the total amount of shares of common stock that may be offered and sold under the ATM Program from $2,000,000,000 to $2,500,000,000, which amount excludes shares the Company has previously sold pursuant to the prior program. The ATM Program also allows us to enter into forward sale agreements. As of October 29, 2021, we had $2,491,418,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 11,798,154 shares or approximately $993,881,000 with maturity dates in 2022. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,		September 30,					September 30,		September 30,
	2021		2020		Amount		%	2021		2020		Amount		%
Net income	$190,336		$394,978		$(204,642)		(52)%	$308,285		$883,574		$(575,289)		(65)%
NICS	179,663		325,585		(145,922)		(45)%	277,466		815,115		(537,649)		(66)%
FFO	345,739		185,014		160,725		87%	881,746		876,735		5,011		1%
EBITDA	585,552		777,364		(191,812)		(25)%	1,436,017		2,082,171		(646,154)		(31)%
NOI	510,397		402,157		108,240		27%	1,443,468		1,506,689		(63,221)		(4)%
SSNOI	387,722		405,100		(17,378)		(4)%	1,159,875		1,255,386		(95,511)		(8)%
Per share data (fully diluted):
NICS	$0.42		$0.77		$(0.35)		(45)%	$0.65		$1.94		$(1.29)		(66)%
FFO	$0.80		$0.44		$0.36		82%	$2.09		$2.10		$(0.01)		—%

Interest coverage ratio	4.81	x	6.23	x	(1.42)	x	(23)%	3.89	x	5.31	x	(1.42)	x	(27)%
Fixed charge coverage ratio	4.22	x	5.52	x	(1.30)	x	(24)%	3.43	x	4.74	x	(1.31)	x	(28)%
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
SSNOI (1)	$144,044	$166,145	$(22,101)	(13.3)%	$445,953	$546,853	$(100,900)	(18.5)%
(1) For the QTD and YTD Pools, amounts relate to 527 and 515 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2021	2020	$	%	2021	2020	$	%
Revenues:
Resident fees and services	$835,617	$740,956	$94,661	13%	$2,299,972	$2,360,488	$(60,516)	(3)%
Interest income	1,135	113	1,022	904%	3,110	305	2,805	920%
Other income	2,767	996	1,771	178%	5,388	6,050	(662)	(11)%
Total revenues	839,519	742,065	97,454	13%	2,308,470	2,366,843	(58,373)	(2)%
Property operating expenses	666,610	567,704	98,906	17%	1,804,939	1,771,088	33,851	2%
NOI (1)	172,909	174,361	(1,452)	(1)%	503,531	595,755	(92,224)	(15)%
Other expenses:
Depreciation and amortization	157,176	133,224	23,952	18%	420,797	419,161	1,636	—%
Interest expense	9,360	12,728	(3,368)	(26)%	31,331	43,191	(11,860)	(27)%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	(1,537)	(492)	(1,045)	(212)%
Provision for loan losses, net	152	86	66	77%	222	86	136	158%
Impairment of assets	—	12,778	(12,778)	(100)%	22,317	91,424	(69,107)	(76)%
Other expenses	5,449	6,488	(1,039)	(16)%	12,617	13,463	(846)	(6)%
	172,137	165,304	6,833	4%	485,747	566,833	(81,086)	(14)%
Income (loss) from continuing operations before income taxes and other items	772	9,057	(8,285)	(91)%	17,784	28,922	(11,138)	(39)%
Income (loss) from unconsolidated entities	(15,810)	(7,678)	(8,132)	(106)%	(23,514)	(25,489)	1,975	8%
Gain (loss) on real estate dispositions, net	(615)	313,319	(313,934)	(100)%	4,552	327,635	(323,083)	(99)%
Income from continuing operations	(15,653)	314,698	(330,351)	(105)%	(1,178)	331,068	(332,246)	(100)%
Net income (loss)	(15,653)	314,698	(330,351)	(105)%	(1,178)	331,068	(332,246)	(100)%
Less: Net income (loss) attributable to noncontrolling interests	(2,178)	60,642	(62,820)	(104)%	367	32,554	(32,187)	(99)%
Net income (loss) attributable to common stockholders	$(13,475)	$254,056	$(267,531)	(105)%	$(1,545)	$298,514	$(300,059)	(101)%

(1) See Non-GAAP Financial Measures below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Resident fees and services and property operating expenses increased for the three month period ended September 30, 2021 compared to the same period in the prior year primarily due to acquisitions, including the acquisition of the Holiday Retirement portfolio on July 30, 2021 for a total purchase price of $1.6 billion. These increases were partially offset by decreases in occupancy across the portfolio due to the COVID-19 pandemic and property dispositions. Spot occupancy remains below pre-pandemic levels, reaching a low of 72.3% on March 12, 2021 before making meaningful recovery in recent months resulting in occupancy of 76.7% as of September 30, 2021. Spot occupancy rates through September 30, 2021 are as follows:

	December 2020	January 2021	February 2021	March 2021	April 2021	May 2021	June 2021	July 2021	August 2021	September 2021
Spot occupancy (1)	74.8%	73.4%	72.5%	72.7%	73.2%	73.7%	74.6%	75.2%	75.9%	76.7%
Sequential occupancy change(2)		(1.4)%	(0.8)%	0.2%	0.5%	0.5%	0.9%	0.6%	0.8%	0.8%
(1) Spot occupancy represents approximate month end occupancy at our share for 591 properties in operation as of December 31, 2020, including unconsolidated properties but excluding acquisitions, executed dispositions, development conversions since this date as well as one property closed for redevelopment.
(2) Sequential occupancy changes are based on actual spot occupancy and may not recalculate due to rounding.
During the quarter ended September 30, 2021, the U.S. and U.K. portfolios reported spot occupancy gains of approximately 260 bps and 300 bps, respectively. Canada reported a spot occupancy gain of approximately 70 bps.
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio, net of reimbursements including Provider Relief Funds and similar programs in the U.K. and Canada, resulted in a net benefit of approximately $2,092,000 and $24,883,000 for the three and nine months ended September 30, 2021, respectively, as compared to a net expense of $18,193,000 and $65,614,000 during the three and nine months ended September 30, 2020, respectively. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies, net of reimbursements.
In 2020 applications were made for amounts under Phase 2 and Phase 3 of the Provider Relief Fund related to our Seniors Housing Operating portfolio. During the nine months ended September 30, 2021, we received total Provider Relief Funds of approximately $40,975,000, which was recognized as a reduction to COVID-19 costs within property operating expenses.
The fluctuations in depreciation and amortization are due to acquisitions, dispositions and transitions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the nine months ended September 30, 2021, we recorded impairment charges of $22,317,000 related to two held for use properties in which the carrying values exceeded the estimated fair value. During the nine months ended September 30, 2020, we recorded impairment charges of $91,424,000 related to 13 held for sale properties and four held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions.
During the nine months ended September 30, 2021, we completed one Seniors Housing Operating construction project representing $58,844,000 or 490,367 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of September 30, 2021 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Units	Commitment	Balance	Est. Completion
Beckenham, UK	100	$63,444	$56,657	4Q21
Hendon, UK	102	74,759	64,138	1Q22
Barnet, UK	100	69,775	56,182	1Q22
Georgetown, TX	188	36,215	8,158	2Q22
New Rochelle, NY	72	42,669	11,113	3Q22
Pflugerville, TX	196	39,500	6,344	3Q22
Sachse, TX	193	38,054	7,221	3Q22
Lake Jackson, TX	130	32,020	3,154	3Q22
Princeton, NJ	80	29,780	23,602	3Q22
Berea, OH	120	14,934	8,083	4Q22
Painesville, OH	119	14,462	5,841	4Q22
Beaver, PA	116	14,184	4,754	4Q22
Weymouth, MA	165	77,545	9,125	3Q23
Charlotte, NC	328	96,416	23,696	1Q24
Gaithersburg, MD	302	173,500	20,525	2Q24
	2,311	$817,257	308,593
Toronto, ON	Project in planning stage		49,828
Brookline, MA	Project in planning stage		28,451
Washington, DC	Project in planning stage		27,363
Columbus, OH	Project in planning stage		12,629
Brookhaven, GA	Project in planning stage		9,385
Raleigh, NC	Project in planning stage		3,476
			$439,725
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

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,645,290	2.83%	$1,779,625	2.91%	$1,706,189	3.05%	$2,115,037	3.54%
Debt issued	2,693	3.75%	—	—%	2,693	3.75%	44,921	2.58%
Debt extinguished	—	—%	—	—%	(66,593)	6.01%	(306,238)	2.90%
Principal payments	(13,172)	2.93%	(12,249)	3.15%	(37,418)	3.00%	(36,025)	3.25%
Foreign currency	(22,415)	2.75%	22,609	2.94%	7,525	2.85%	(27,710)	3.15%
Ending balance	$1,612,396	2.83%	$1,789,985	2.91%	$1,612,396	2.83%	$1,789,985	2.91%

Monthly averages	$1,622,685	2.82%	$1,794,932	2.91%	$1,660,377	2.90%	$1,971,507	3.21%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income from unconsolidated entities recognized during the nine months ended September 30, 2021 includes a gain on sale recognized from the sale of a home health business owned by one of our unconsolidated entities, offset by losses from unconsolidated entities largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The decrease during the three and nine month periods ended September 30, 2020 relates primarily to our partners' share of gains on real estate dispositions partially offset by impairment charges recognized.
Triple-net
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
SSNOI (1)	$142,690	$142,697	$(7)	—%	$425,014	$429,651	$(4,637)	(1.1)%
(1) For the QTD and YTD Pools, amounts relate to 548 and 547 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2021	2020	$	%	2021	2020	$	%
Revenues:
Rental income	$200,641	$103,938	$96,703	93%	$557,829	$512,815	$45,014	9%
Interest income	38,257	15,877	22,380	141%	86,040	46,068	39,972	87%
Other income	1,087	1,113	(26)	(2)%	3,539	3,393	146	4%
Total revenues	239,985	120,928	119,057	98%	647,408	562,276	85,132	15%
Property operating expenses	11,664	12,567	(903)	(7)%	37,132	39,432	(2,300)	(6)%
NOI (1)	228,321	108,361	119,960	111%	610,276	522,844	87,432	17%
Other expenses:
Depreciation and amortization	54,226	58,157	(3,931)	(7)%	165,299	173,989	(8,690)	(5)%
Interest expense	1,548	2,070	(522)	(25)%	5,134	7,668	(2,534)	(33)%
Loss (gain) on derivatives and financial instruments, net	(8,078)	1,395	(9,473)	(679)%	(6,503)	10,480	(16,983)	(162)%
Provision for loan losses, net	(323)	372	(695)	(187)%	10,549	8,895	1,654	19%
Impairment of assets	1,490	10,535	(9,045)	(86)%	24,222	34,867	(10,645)	(31)%
Other expenses	(4,248)	2,805	(7,053)	(251)%	4,845	6,818	(1,973)	(29)%
	44,615	75,334	(30,719)	(41)%	203,546	242,717	(39,171)	(16)%
Income (loss) from continuing operations before income taxes and other items	183,706	33,027	150,679	456%	406,730	280,127	126,603	45%
Income (loss) from unconsolidated entities	5,038	(423)	5,461	n/a	14,822	11,776	3,046	26%
Gain (loss) on real estate dispositions, net	81,712	(619)	82,331	n/a	126,463	51,166	75,297	147%
Income from continuing operations	270,456	31,985	238,471	746%	548,015	343,069	204,946	60%
Net income	270,456	31,985	238,471	746%	548,015	343,069	204,946	60%
Less: Net income (loss) attributable to noncontrolling interests	11,917	8,597	3,320	39%	26,722	36,275	(9,553)	(26)%
Net income attributable to common stockholders	$258,539	$23,388	$235,151	n/a	$521,293	$306,794	$214,499	70%

(1) See Non-GAAP Financial Measures below.
Rental income has increased primarily due to the timing of the establishment of reserves for straight-line rent receivable balances relating to leases for which collection of substantially all contractual lease payments is no longer deemed probable. During the three and nine months ended September 30, 2021, we recorded reserves for previously recognized straight-line receivables of $0 and $49,241,000, respectively. During the three and nine month periods ended September 30, 2020, we recorded $112,398,000 and $146,508,000, respectively, which included $91,025,000 related to Genesis Healthcare whom noted substantial doubt as to their ability to continue as a going concern.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended September 30, 2021, we had 16 leases with rental rate increases ranging from 1.75% to 7.34% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute facilities are generally experienced a higher degree of occupancy declines which in some cases impacted the ability of our Triple-net operators to make contractual rent payments to us. However, many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program. In addition, operators of long-term/post-acute facilities have generally received funds from Phase 1 of the Provider Relief Fund and operators of assisted living facilities have received funds from Phase 2 and Phase 3 of the Provider Relief Fund. During the nine months ended September 30, 2021, we collected approximately 94% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made. We evaluate leases individually and recognize rent on a cash basis if collectability of substantially all contractual rent payments is not probable.
Depreciation and amortization fluctuate as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the nine months ended September 30, 2021, we recognized a provision for loan losses under the current expected credit losses accounting standard, primarily related to the initial recognition of the £540 million of senior loan financing to affiliates of Safanad as part of the recapitalization of its investment in HC-One Group during the second quarter. The increase in interest income for the three and nine month periods ended September 30, 2021 is primarily driven by interest recognized on this loan funding. Additionally, during March 2020, we recognized a provision for loan losses of $6,898,000 to fully reserve for a non-real estate loans receivable that was no longer deemed collectible.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the nine months ended September 30, 2021, we recorded impairment charges of $24,222,000 related to four held for sale properties and two held for use properties. During the nine months ended September 30, 2020, we recorded impairment charges of $34,867,000 related to one held for sale and four held for use properties. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
During the nine months ended September 30, 2021, we completed one Triple-net construction project representing $22,990,000 or $280,366 per unit. The following is a summary of Triple-net construction projects, excluding expansions, pending as of September 30, 2021 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Redhill, UK	76	$21,417	$17,794	1Q22
London, UK	82	43,462	22,691	2Q22
Wombourne, UK	66	16,164	9,394	2Q22
Leicester, UK	60	15,086	8,296	2Q22
Rugby, UK	76	20,627	6,868	4Q22
Raleigh, NC	191	154,256	35,129	2Q23
	551	$271,012	$100,172
During the three months ended September 30, 2021, loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the Safanad/HC-One transaction that closed in the second quarter. In addition, the mark-to-market adjustment on our Genesis Healthcare available-for-sale investment is reflected in all periods.
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

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$122,566	4.91%	$289,321	3.27%	$123,652	4.91%	$306,038	3.60%
Debt extinguished	—	—%	(176,875)	2.03%	—	—%	(176,875)	2.03%
Principal payments	(1,241)	5.16%	(1,101)	5.16%	(3,708)	5.16%	(3,203)	5.16%
Foreign currency	(1,034)	5.43%	11,341	2.35%	347	5.43%	(3,274)	3.53%
Ending balance	$120,291	4.91%	$122,686	4.91%	$120,291	4.91%	$122,686	4.91%

Monthly averages	$121,051	4.91%	$164,836	4.19%	$122,582	4.91%	$242,312	3.69%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The increase in income from unconsolidated entities during the three months ended September 30, 2021 is primarily related to the reserves established on straight-line receivable balances at unconsolidated Genesis Healthcare entities in the prior year. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The decrease during the nine months ended September 30, 2021, relates primarily to our partner's share of a gain on sale of certain properties in the prior year.
Outpatient Medical
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
SSNOI (1)	$100,988	$96,258	$4,730	4.9%	$288,908	$278,882	$10,026	3.6%
(1) For the QTD and YTD Pools, amounts relate to 350 and 331 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2021	2020	$	%	2021	2020	$	%
Revenues:
Rental income	$157,343	$171,108	$(13,765)	(8)%	$457,721	$548,496	$(90,775)	(17)%
Interest income	472	760	(288)	(38)%	8,741	1,687	7,054	418%
Other income	1,688	836	852	102%	8,336	2,681	5,655	211%
Total revenues	159,503	172,704	(13,201)	(8)%	474,798	552,864	(78,066)	(14)%
Property operating expenses	48,072	52,728	(4,656)	(9)%	140,430	165,024	(24,594)	(15)%
NOI (1)	111,431	119,976	(8,545)	(7)%	334,368	387,840	(53,472)	(14)%
Other expenses:
Depreciation and amortization	56,352	64,151	(7,799)	(12)%	166,969	202,554	(35,585)	(18)%
Interest expense	4,811	4,287	524	12%	12,733	13,421	(688)	(5)%
Loss (gain) on extinguishment of debt, net	(5)	—	(5)	n/a	(5)	741	(746)	(101)%
Provision for loan losses, net	(100)	2,399	(2,499)	(104)%	(3,462)	2,370	(5,832)	(246)%
Impairment of assets	—	—	—	n/a	2,211	—	2,211	n/a
Other expenses	640	781	(141)	(18)%	2,450	8,244	(5,794)	(70)%
	61,698	71,618	(9,920)	(14)%	180,896	227,330	(46,434)	(20)%
Income (loss) from continuing operations before income taxes and other items	49,733	48,358	1,375	3%	153,472	160,510	(7,038)	(4)%
Income (loss) from unconsolidated entities	(5,060)	2,120	(7,180)	(339)%	(2,067)	5,372	(7,439)	(138)%
Gain (loss) on real estate dispositions, net	38,857	171,604	(132,747)	(77)%	92,687	524,190	(431,503)	(82)%
Income from continuing operations	83,530	222,082	(138,552)	(62)%	244,092	690,072	(445,980)	(65)%
Net income (loss)	83,530	222,082	(138,552)	(62)%	244,092	690,072	(445,980)	(65)%
Less: Net income (loss) attributable to noncontrolling interests	934	154	780	506%	3,733	(370)	4,103	n/a
Net income (loss) attributable to common stockholders	$82,596	$221,928	$(139,332)	(63)%	$240,359	$690,442	$(450,083)	(65)%

(1) See Non-GAAP Financial Measures.
Rental income has decreased due primarily to significant dispositions that closed during 2020. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended September 30, 2021, our consolidated outpatient medical portfolio signed 55,028 square feet of new leases and 326,222 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $42.91 per square foot and tenant improvement and lease commission costs of $22.4 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 3.5%.
We have collected virtually all rent due through the nine months ended September 30, 2021, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. We evaluate leases individually and recognize rent on a cash basis if collectability of substantially all contractual rent payments is not probable.
The increase in interest income for the nine months ended September 30, 2021 is due primarily to a $178,207,000 first mortgage loan initiated in August 2020 which was subsequently repaid in full in June of 2021, resulting in the reversal of the previously established allowance for credit losses.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to the significant dispositions that occurred in 2020. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the nine months ended September 30, 2021, we recognized an impairment charge of $2,211,000 related to one held for sale property. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs.
During the nine months ended September 30, 2021, we completed two Outpatient Medical construction project representing $116,612,000 or $642 per square foot. The following is a summary of the Outpatient Medical construction projects, excluding expansions, pending as of September 30, 2021 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Square Feet	Commitment	Balance	Est. Completion
College Station, TX	25,200	$9,025	$5,581	4Q21
Norman, OK	47,082	21,792	2,308	3Q22
Tyler, TX	85,214	35,369	7,837	4Q22
	157,496	$66,186	$15,726
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$543,272	3.52%	$559,043	3.59%	$548,229	3.55%	$572,267	3.97%
Debt extinguished	(3,551)	6.25%	—	—%	(3,551)	6.25%	(8,393)	4.40%
Principal payments	(2,627)	4.42%	(2,526)	4.62%	(7,584)	4.45%	(7,357)	4.63%
Ending balance	$537,094	3.50%	$556,517	3.58%	$537,094	3.50%	$556,517	3.58%

Monthly averages	$539,158	3.51%	$557,773	3.58%	$543,293	3.53%	$565,331	3.77%
A portion of our Outpatient Medical properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. During the three months ended September 30, 2021, the loss from unconsolidated entities is largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2021	2020	$	%	2021	2020	$	%
Revenues:
Other income	$790	$1,177	$(387)	(33)%	$2,175	$1,968	$207	11%
Total revenue	790	1,177	(387)	(33)%	2,175	1,968	207	11%
Property operating expenses	3,054	1,718	1,336	78%	6,882	1,718	5,164	301%
NOI (1)	(2,264)	(541)	(1,723)	(318)%	(4,707)	250	(4,957)	n/a
Expenses:
Interest expense	106,803	105,766	1,037	1%	318,807	328,935	(10,128)	(3)%
General and administrative expenses	32,256	31,003	1,253	4%	93,618	100,546	(6,928)	(7)%
Loss (gain) on extinguishment of debt, net	—	33,004	(33,004)	(100)%	52,506	33,004	19,502	59%
Other expenses	1,734	1,470	264	18%	6,344	8,722	(2,378)	(27)%
	140,793	171,243	(30,450)	(18)%	471,275	471,207	68	—%
Loss from continuing operations before income taxes and other items	(143,057)	(171,784)	28,727	17%	(475,982)	(470,957)	(5,025)	(1)%
Income tax (expense) benefit	(4,940)	(2,003)	(2,937)	(147)%	(6,662)	(9,678)	3,016	31%
Loss from continuing operations	(147,997)	(173,787)	25,790	15%	(482,644)	(480,635)	(2,009)	—%
Net loss attributable to common stockholders	$(147,997)	$(173,787)	$25,790	15%	$(482,644)	$(480,635)	$(2,009)	—%

(1) See Non-GAAP Financial Measures.
Property operating expenses represent insurance costs related to our captive insurance company formed as of July 1, 2020 which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2021	2020	$	%	2021	2020	$	%
Senior unsecured notes	$100,156	$100,354	$(198)	—%	$300,292	$302,029	$(1,737)	(1)%
Unsecured credit facility and commercial paper program	1,799	1,156	643	56%	4,736	14,140	(9,404)	(67)%
Loan expense	4,848	4,256	592	14%	13,779	12,766	1,013	8%
Totals	$106,803	$105,766	$1,037	1%	$318,807	$328,935	$(10,128)	(3)%
The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 for additional information. The change in interest expense on our unsecured revolving credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 for additional information regarding our unsecured revolving credit facility and commercial paper program. The loss on extinguishment recognized during the nine months ended September 30, 2021 is due primarily to the early extinguishment of $339,128,000 of our 3.75% senior unsecured notes due March 2023 and $334,624,000 of our 3.95% senior unsecured notes due September 2023. The loss on extinguishment recognized during the nine months ended September 30, 2020 is due primarily to the early extinguishment of $160,872,000 of our 3.75% senior unsecured notes due March 2023 and $265,376,000 of of our 3.95% senior unsecured notes due September 2023.
General and administrative expenses as a percentage of consolidated revenues for the three months ended September 30, 2021 and 2020 were 2.60% and 2.99%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs. The fluctuation in the provision for income taxes is primarily related to a revaluation of deferred taxes due to a change in the U.K. tax rate and an adjustment to a deferred tax liability due to the recognition of an impairment charge.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or seven full quarter after acquisition or being placed into service for the QTD Pool and YTD Pool, respectively. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or seven full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or seven full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or seven full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding unconsolidated entities and including adjustments for stock-based compensation expense, provision for loan losses, gains/losses on extinguishment of debt, gains/loss/impairments on properties, gains/losses on derivatives and financial instruments, other expense, other impairment charges and other adjustments deemed appropriate. We believe that EBITDA and Adjusted EBITDA, along with net income, are important supplemental measures because they provide additional information to assess and evaluate the performance of our operations. We primarily use these measures to determine our interest coverage ratio, which represents EBITDA and Adjusted EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA and Adjusted EBITDA divided by fixed charges. Fixed charges include total interest and secured debt principal amortization. Covenants in our unsecured senior notes and primary credit facility contain financial ratios based on a definition of EBITDA and Adjusted EBITDA that is specific to those agreements. Our leverage ratios are defined as the proportion of net debt to total capitalization and include book capitalization, undepreciated book capitalization and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt, excluding operating lease liabilities, less cash and cash equivalents and any IRC Section 1031 deposits), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock.
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2021	2021	2021	2020	2020	2020	2020
Net income attributable to common stockholders	$179,663	$26,257	$71,546	$163,729	$325,585	$179,246	$310,284
Depreciation and amortization	267,754	240,885	244,426	242,733	255,532	265,371	274,801
Impairment of assets	1,490	23,692	23,568	9,317	23,313	75,151	27,827
Loss (gain) on real estate dispositions, net	(119,954)	(44,668)	(59,080)	(185,464)	(484,304)	(155,863)	(262,824)
Noncontrolling interests	(11,095)	(16,591)	(12,516)	(20,579)	48,559	(42,539)	(9,409)
Unconsolidated entities	27,881	19,265	19,223	16,091	16,329	14,231	15,445
FFO	$345,739	$248,840	$287,167	$225,827	$185,014	$335,597	$356,124

Average diluted shares outstanding	429,983	419,305	419,079	418,753	418,987	419,121	412,420

Per diluted share data:
Net income attributable to common stockholders(1)	$0.42	$0.06	$0.17	$0.39	$0.77	$0.42	$0.75
FFO	$0.80	$0.59	$0.69	$0.54	$0.44	$0.80	$0.86

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2021	2020
Net income attributable to common stockholders	$277,466	$815,115
Depreciation and amortization	753,065	795,704
Impairment of assets	48,750	126,291
Loss (gain) on real estate dispositions, net	(223,702)	(902,991)
Noncontrolling interests	(40,202)	(3,389)
Unconsolidated entities	66,369	46,005
FFO	$881,746	$876,735

Average diluted common shares outstanding:	422,835	416,860

Per diluted share data:
Net income attributable to common stockholders(1)	$0.65	$1.94
FFO	$2.09	$2.10

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2021	2021	2021	2020	2020	2020	2020
Net income (loss)	$190,336	$45,757	$72,192	$155,278	$394,978	$159,216	$329,380
Loss (gain) on real estate dispositions, net	(119,954)	(44,668)	(59,080)	(185,464)	(484,304)	(155,863)	(262,824)
Loss (income) from unconsolidated entities	15,832	7,976	(13,049)	(258)	5,981	(1,332)	3,692
Income tax expense (benefit)	4,940	(2,221)	3,943	290	2,003	2,233	5,442
Other expenses	3,575	11,687	10,994	33,088	11,544	19,411	6,292
Impairment of assets	1,490	23,692	23,568	9,317	23,313	75,151	27,827
Provision for loan losses, net	(271)	6,197	1,383	83,085	2,857	1,422	7,072
Loss (gain) on extinguishment of debt, net	(5)	55,612	(4,643)	13,796	33,004	249	—
Loss (gain) on derivatives and financial instruments, net	(8,078)	(359)	1,934	569	1,395	1,434	7,651
General and administrative expenses	32,256	31,436	29,926	27,848	31,003	34,062	35,481
Depreciation and amortization	267,754	240,885	244,426	242,733	255,532	265,371	274,801
Interest expense	122,522	122,341	123,142	121,173	124,851	126,357	142,007
Consolidated net operating income (NOI)	$510,397	$498,335	$434,736	$501,455	$402,157	$527,711	$576,821

NOI by segment:
Seniors Housing Operating	$172,909	$160,188	$170,434	$159,797	$174,361	$178,137	$243,257
Triple-net	228,321	226,314	155,641	225,277	108,361	220,056	194,427
Outpatient Medical	111,431	113,577	109,360	117,231	119,976	129,143	138,721
Non-segment/corporate	(2,264)	(1,744)	(699)	(850)	(541)	375	416
Total NOI	$510,397	$498,335	$434,736	$501,455	$402,157	$527,711	$576,821

	Nine Months Ended
	September 30, 2021	September 30, 2020
NOI Reconciliations:
Net income (loss)	$308,285	$883,574
Loss (gain) on real estate dispositions, net	(223,702)	(902,991)
Loss (income) from unconsolidated entities	10,759	8,341
Income tax expense (benefit)	6,662	9,678
Other expenses	26,256	37,247
Impairment of assets	48,750	126,291
Provision for loan losses, net	7,309	11,351
Loss (gain) on extinguishment of debt, net	50,964	33,253
Loss (gain) on derivatives and financial instruments, net	(6,503)	10,480
General and administrative expenses	93,618	100,546
Depreciation and amortization	753,065	795,704
Interest expense	368,005	393,215
Consolidated net operating income (NOI)	$1,443,468	$1,506,689

NOI by segment:
Seniors Housing Operating	$503,531	$595,755
Triple-net	610,276	522,844
Outpatient Medical	334,368	387,840
Non-segment/corporate	(4,707)	250
Total NOI	$1,443,468	$1,506,689

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	690	619	297	1,606	690	619	297	1,606
Unconsolidated properties	91	39	79	209	91	39	79	209
Total properties	781	658	376	1,815	781	658	376	1,815
Recent acquisitions/development conversions(1)	(160)	(36)	(13)	(209)	(170)	(37)	(32)	(239)
Under development	(33)	(5)	(3)	(41)	(33)	(5)	(3)	(41)
Under redevelopment(2)	(8)	(1)	(2)	(11)	(10)	(1)	(2)	(13)
Current held for sale	(2)	(20)	(2)	(24)	(2)	(20)	(2)	(24)
Land parcels, loans and subleases	(11)	(21)	(6)	(38)	(11)	(21)	(6)	(38)
Transitions(3)	(38)	(25)	—	(63)	(38)	(25)	—	(63)
Other(4)	(2)	(2)	—	(4)	(2)	(2)	—	(4)
Same store properties	527	548	350	1,425	515	547	331	1,393

(1) Acquisitions and development conversions will enter the QTD Pool and YTD Pool after five full quarters and seven full quarters after acquisition or certificate of occupancy, respectively.
(2) Redevelopment properties will enter the QTD Pool and YTD Pool after five full quarters and seven full quarters of operations post redevelopment completion, respectively.
(3) Transitioned properties will enter the QTD Pool and YTD Pool after five full quarters and seven full quarters of operations with the new operator in place or under the new structure, respectively.
(4) Represents properties that are either closed or being closed.

	QTD Pool		YTD Pool
	Three Months Ended		Nine Months Ended
SSNOI Reconciliations:	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Seniors Housing Operating:
Consolidated NOI	$172,909	$174,361	$503,531	$595,755
NOI attributable to unconsolidated investments	10,548	12,323	33,757	40,554
NOI attributable to noncontrolling interests	(15,602)	(11,306)	(48,168)	(40,803)
NOI attributable to non-same store properties	(23,506)	(9,723)	(52,643)	(51,989)
Non-cash NOI attributable to same store properties	(85)	(1,064)	11,332	(2,994)
Currency and ownership adjustments (1)	(220)	1,554	(1,856)	6,330
SSNOI at Welltower Share	144,044	166,145	445,953	546,853

Triple-net:
Consolidated NOI	228,321	108,361	610,276	522,844
NOI attributable to unconsolidated investments	4,891	(1,288)	14,666	8,978
NOI attributable to noncontrolling interests	(13,204)	(14,328)	(35,253)	(43,702)
NOI attributable to non-same store properties	(70,250)	32,109	(187,531)	(56,754)
Non-cash NOI attributable to same store properties	(7,073)	16,160	22,807	(7,075)
Currency and ownership adjustments (1)	5	1,683	49	5,360
SSNOI at Welltower Share	142,690	142,697	425,014	429,651

Outpatient Medical:
Consolidated NOI	111,431	119,976	334,368	387,840
NOI attributable to unconsolidated investments	4,604	3,006	14,316	6,530
NOI attributable to noncontrolling interests	(4,828)	(4,561)	(12,584)	(11,923)
NOI attributable to non-same store properties	(8,623)	(8,521)	(40,300)	(55,880)
Non-cash NOI attributable to same store properties	(1,892)	(3,590)	(5,993)	(9,762)
Currency and ownership adjustments (1)	296	(10,052)	(899)	(37,923)
SSNOI at Welltower Share	100,988	96,258	288,908	278,882

SSNOI at Welltower Share:
Seniors Housing Operating	144,044	166,145	445,953	546,853
Triple-net	142,690	142,697	425,014	429,651
Outpatient Medical	100,988	96,258	288,908	278,882
Total	$387,722	$405,100	$1,159,875	$1,255,386

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.2684 and to translate U.K. properties at a GBP/USD rate of 1.38.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2021		2021		2021		2020		2020		2020		2020
Net income (loss)	$190,336		$45,757		$72,192		$155,278		$394,978		$159,216		$329,380
Interest expense	122,522		122,341		123,142		121,173		124,851		126,357		142,007
Income tax expense (benefit)	4,940		(2,221)		3,943		290		2,003		2,233		5,442
Depreciation and amortization	267,754		240,885		244,426		242,733		255,532		265,371		274,801
EBITDA	$585,552		$406,762		$443,703		$519,474		$777,364		$553,177		$751,630

Interest Coverage Ratio:
Interest expense	$122,522		$122,341		$123,142		$121,173		$124,851		$126,357		$142,007
Non-cash interest expense	(5,461)		(3,972)		(2,991)		(1,739)		(3,973)		(1,914)		(8,125)
Capitalized interest	4,669		4,862		4,496		4,238		3,947		4,541		4,746
Total interest	121,730		123,231		124,647		123,672		124,825		128,984		138,628
EBITDA	$585,552		$406,762		$443,703		$519,474		$777,364		$553,177		$751,630
Interest coverage ratio	4.81	x	3.30	x	3.56	x	4.20	x	6.23	x	4.29	x	5.42	x

Fixed Charge Coverage Ratio:
Total interest	$121,730		$123,231		$124,647		$123,672		$124,825		$128,984		$138,628
Secured debt principal payments	17,040		15,715		15,955		16,122		15,876		15,183		15,526
Total fixed charges	138,770		138,946		140,602		139,794		140,701		144,167		154,154
EBITDA	$585,552		$406,762		$443,703		$519,474		$777,364		$553,177		$751,630
Fixed charge coverage ratio	4.22	x	2.93	x	3.16	x	3.72	x	5.52	x	3.84	x	4.88	x

	Nine Months Ended
	September 30,		September 30,
EBITDA Reconciliations:	2021		2020
Net income (loss)	$308,285		$883,574
Interest expense	368,005		393,215
Income tax expense (benefit)	6,662		9,678
Depreciation and amortization	753,065		795,704
EBITDA	$1,436,017		$2,082,171

Interest Coverage Ratio:
Interest expense	$368,005		$393,215
Non-cash interest expense	(12,424)		(14,012)
Capitalized interest	14,027		13,234
Total interest	369,608		392,437
EBITDA	$1,436,017		$2,082,171
Interest coverage ratio	3.89	x	5.31	x

Fixed Charge Coverage Ratio:
Total interest	$369,608		$392,437
Secured debt principal payments	48,710		46,585
Total fixed charges	418,318		439,022
EBITDA	$1,436,017		$2,082,171
Fixed charge coverage ratio	3.43	x	4.74	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2021		2021		2021		2020		2020		2020		2020
Net income	$463,563		$668,205		$781,664		$1,038,852		$1,123,710		$1,376,664		$1,367,488
Interest expense	489,178		491,507		495,523		514,388		524,863		537,355		552,334
Income tax expense (benefit)	6,952		4,015		8,469		9,968		4,846		6,811		6,177
Depreciation and amortization	995,798		983,576		1,008,062		1,038,437		1,058,348		1,075,261		1,057,942
EBITDA	1,955,491		2,147,303		2,293,718		2,601,645		2,711,767		2,996,091		2,983,941
Loss (income) from unconsolidated entities	10,501		650		(8,658)		8,083		(49,079)		(58,322)		(47,941)
Stock-based compensation expense (1)	22,248		24,278		26,811		28,318		25,485		24,229		24,601
Loss (gain) on extinguishment of debt, net	64,760		97,769		42,406		47,049		35,865		68,685		68,436
Loss (gain) on real estate dispositions, net	(409,166)		(773,516)		(884,711)		(1,088,455)		(915,055)		(1,001,001)		(843,456)
Impairment of assets	58,067		79,890		131,349		135,608		126,389		121,172		55,960
Provision for loan losses, net	90,394		93,522		88,747		94,436		11,351		8,494		7,072
Loss (gain) on derivatives and financial instruments, net	(5,934)		3,539		5,332		11,049		5,411		5,260		5,739
Other expenses (1)	52,960		60,985		68,939		64,171		52,630		46,971		48,327
Leasehold interest adjustment (2)	(640)		—		—		—		—		—		—
Casualty losses, net of recoveries (3)	998		—		—		—		—		—		—
Other impairment (4)	49,241		161,639		163,481		146,508		146,508		34,110		32,268
Adjusted EBITDA	$1,888,920		$1,896,059		$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947

Adjusted Interest Coverage Ratio:
Interest expense	$489,178		$491,507		$495,523		$514,388		$524,863		$537,355		$552,334
Capitalized interest	18,265		17,543		17,222		17,472		18,102		18,303		17,691
Non-cash interest expense	(14,163)		(12,675)		(10,617)		(15,751)		(14,746)		(12,761)		(11,599)
Total interest	493,280		496,375		502,128		516,109		528,219		542,897		558,426
Adjusted EBITDA	$1,888,920		$1,896,059		$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947
Adjusted interest coverage ratio	3.83	x	3.82	x	3.84	x	3.97	x	4.07	x	4.14	x	4.18	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$493,280		$496,375		$502,128		$516,109		$528,219		$542,897		$558,426
Secured debt principal payments	64,832		63,668		63,136		62,707		60,562		57,807		56,308
Total fixed charges	558,112		560,043		565,264		578,816		588,781		600,704		614,734
Adjusted EBITDA	$1,888,920		$1,896,059		$1,927,414		$2,048,412		$2,151,272		$2,245,689		$2,334,947
Adjusted fixed charge coverage ratio	3.38	x	3.39	x	3.41	x	3.54	x	3.65	x	3.74	x	3.80	x

(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.
(2) Represents $13,214,000 of revenues and $12,574,000 of property operating expenses associated with a leasehold portfolio interest relating to 26 properties assumed by a wholly-owned affiliate in conjunction with the Holiday Retirement transaction. Subsequent to the initial transaction, we purchased eight of the leased properties and one of the properties was sold by the landlord and removed from the lease. No rent will be paid in excess of net cash flow relating to the leasehold properties and therefore, the net impact has been excluded from Adjusted EBITDA.

(3) Represents casualty losses net of any insurance recoveries.
(4) Represents reserve for straight-line rent receivable balances relating to leases placed on cash recognition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2020	2020	2020	2020
Book capitalization:
Unsecured credit facility and commercial paper	$290,996	$—	$—	$—	$—	$—	$844,985
Long-term debt obligations (1)	13,488,656	13,572,816	14,618,713	13,905,822	13,889,030	14,543,485	13,228,433
Cash and cash equivalents (2)	(307,385)	(763,921)	(2,513,156)	(1,968,765)	(2,096,571)	(1,766,819)	(303,423)
Total net debt	13,472,267	12,808,895	12,105,557	11,937,057	11,792,459	12,776,666	13,769,995
Total equity and noncontrolling interests(3)	18,172,111	17,243,208	17,046,932	17,225,062	17,291,155	17,263,672	17,495,696
Book capitalization	$31,644,378	$30,052,103	$29,152,489	$29,162,119	$29,083,614	$30,040,338	$31,265,691
Net debt to book capitalization ratio	43%	43%	42%	41%	41%	43%	44%

Undepreciated book capitalization:
Total net debt	$13,472,267	$12,808,895	$12,105,557	$11,937,057	$11,792,459	$12,776,666	$13,769,995
Accumulated depreciation and amortization	6,634,061	6,415,676	6,212,432	6,104,297	6,002,775	6,001,177	5,910,979
Total equity and noncontrolling interests(3)	18,172,111	17,243,208	17,046,932	17,225,062	17,291,155	17,263,672	17,495,696
Undepreciated book capitalization	$38,278,439	$36,467,779	$35,364,921	$35,266,416	$35,086,389	$36,041,515	$37,176,670
Net debt to undepreciated book capitalization ratio	35%	35%	34%	34%	34%	35%	37%

Market capitalization:
Common shares outstanding	435,274	422,562	417,520	417,401	417,305	417,302	417,391
Period end share price	$82.40	$83.10	$71.63	$64.62	$55.09	$51.75	$45.78
Common equity market capitalization	$35,866,578	$35,114,902	$29,906,958	$26,972,453	$22,989,332	$21,595,379	$19,108,160
Total net debt	13,472,267	12,808,895	12,105,557	11,937,057	11,792,459	12,776,666	13,769,995
Noncontrolling interests(3)	1,308,908	1,322,762	1,248,054	1,252,343	1,183,281	1,215,532	1,362,913
Market capitalization	$50,647,753	$49,246,559	$43,260,569	$40,161,853	$35,965,072	$35,587,577	$34,241,068
Net debt to market capitalization ratio	27%	26%	28%	30%	33%	36%	40%

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

	September 30, 2021		December 31, 2020
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$10,501,074	$(766,189)	$9,943,501	$(761,581)
Secured debt	1,520,584	(46,312)	1,702,196	(57,756)
Totals	$12,021,658	$(812,501)	$11,645,697	$(819,337)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At September 30, 2021, we had $1,747,413,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $17,475,000. At December 31, 2020, we had $2,241,909,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,420,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2021, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $15,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2021		December 31, 2020
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$8,078	$19,544	$61,851	$12,731
Debt designated as hedges	1,611,620	16,116	1,630,542	16,305
Totals	$1,619,698	$35,660	$1,692,393	$29,036
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2021, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the third quarter ended September 30, 2021 are as shown in the table below.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the three months ended September 30, 2021.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2021 through July 31, 2021	305	$79.68	—	$—
August 1, 2021 through August 31, 2021	173	86.69	—	—
September 1, 2021 through September 30, 2021	—	—	—	—
Totals	478	$82.22	—	$992,348,000
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Welltower Inc. Nonqualified Deferred Compensation Plan Amended and Restated Effective January 1, 2022. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	November 5, 2021	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2021	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)