Form 10-K
period 2021-12-31
WELLTOWER INC.
filed 2022-02-16
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $35,091,527,000.
As of February 4, 2022, the registrant had 447,279,642 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 9, 2022, are incorporated by reference into Part III.

WELLTOWER INC. AND SUBSIDIARIES
2021 FORM 10-K ANNUAL REPORT

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
Portfolio of Properties
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2021.
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
Our Seniors Housing Operating segment accounted for 68%, 67% and 67% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had relationships with 38 operators to manage our Seniors Housing Operating properties. In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract. We rely on our partners to effectively and efficiently manage these properties. For the year ended December 31, 2021, our relationship with Sunrise Senior Living accounted for approximately 33% of our Seniors Housing Operating segment revenues and 22% of our total revenues. Additionally Revera accounted for approximately 11% of our Seniors Housing Operating segment revenues and 7% our total revenues. Revera owns a controlling interest in Sunrise Senior Living.
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
Our Triple-net segment accounted for 19%, 17% and 19% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, our revenues related to our relationship with ProMedica Health System ("ProMedica") accounted for approximately 26% of our Triple-net segment revenues and 5% of total revenues. As of December 31, 2021, our relationship with ProMedica was comprised of a master lease for 205 properties owned by a joint venture landlord of which we own 80%. In addition to rent, the master lease requires ProMedica to pay all operating costs, utilities, real estate taxes, insurance, building repairs, maintenance costs and all obligations under certain ground leases. All obligations under the master lease have been guaranteed by ProMedica.
For the year ended December 31, 2021, our revenues related to our relationship with Genesis Healthcare ("Genesis") accounted for approximately 6% of our Triple-net segment revenues and 1% of our total revenues. During 2020, Genesis indicated substantial doubt as to their ability to continue as a going concern. As a result, effective July 1, 2020, we recognized reserves for all existing straight-line rent receivable balances of $91,025,000 as a reduction to rental income and now recognize rental income from Genesis on a cash basis. Additionally, in March 2021, we entered into definitive agreements to substantially exit our operating relationship with Genesis. As of December 31, 2021, we have transitioned nine facilities to an 80/20 joint venture with ProMedica. Additionally, operations have transitioned to new operators for 39 of the remaining 42 properties, with three properties expected to transition at a later date. We have entered into definitive agreements to sell the 42 properties to either a joint venture with Aurora Health Network, the new operator and us, or to sell outright. As of December 31, 2021, we have closed on the sale of 25 of those properties. An additional ten properties are classified as held for sale and the remaining seven properties are expected to be sold in 2023. As a result, as of December 31, 2021, our relationship with Genesis was comprised of three properties owned 100% by us and master leased to Genesis, which are currently classified as held for sale, a loan balance net of allowance for credit losses of $154,476,000, approximately 9.5 million shares of GEN Series A common stock and a 25% ownership stake in an unconsolidated joint venture that includes two master leases for 28 properties operated by Genesis.

Outpatient Medical
Outpatient Medical Buildings  Demand for outpatient medical services is growing as more procedures are performed safely and efficiently outside the hospital setting. State-of-the-art outpatient centers are needed in accessible, consumer-friendly locations. Our portfolio of outpatient medical buildings is an integral part of creating health care provider connectivity in local markets and generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Approximately 87% of our outpatient medical building portfolio is affiliated with health systems (buildings directly on or adjacent to hospital campuses or with tenants that are satellite locations for the health system and its physicians). We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management. Our Outpatient Medical segment accounted for 13%, 16% and 13% of total revenues for each of the years ended December 31, 2021, 2020 and 2019, respectively. No single tenant exceeds 20% of segment revenues.
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
At December 31, 2021, approximately 94% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. We believe this bundling feature benefits us because the tenant cannot limit the purchase or renewal to better performing properties and terminate the leasing arrangement with respect to poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts. In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.
Our Outpatient Medical portfolio is primarily self-managed and consists mainly of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2021, 65% of our portfolio included leases with full pass through, 30% with a partial expense reimbursement (modified gross) and 5% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of five years at December 31, 2021 and are often credit enhanced by security deposits, guarantees and/or letters of credit.

Construction  We provide for the construction of properties for tenants primarily as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. The construction period commences upon funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guarantees. At December 31, 2021, we had outstanding construction investments of $651,389,000 and were committed to provide additional funds of approximately $1,208,913,000 to complete construction for consolidated investment properties. We also provide for construction loans which, depending on the terms and conditions, could be treated as loans, real property or investments in unconsolidated entities.
Loans  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees. Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. At December 31, 2021, we had outstanding loans, net of allowances, of $1,292,308,000 with an interest yield of approximately 11.2% per annum. Our yield on loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The loans outstanding at December 31, 2021 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term.
Investments in Unconsolidated Entities Investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies are reported under the equity method of accounting. At December 31, 2021, we had investments in unconsolidated entities of $1,039,043,000. Our investments in unconsolidated entities generally represent interests ranging from 10% to 65% in real estate assets. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.
In Substance Real Estate Additionally, we provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments, accounted for using the equity method, and are presented as investments in unconsolidated entities. We have made loans related to twelve properties with a carrying value of $317,647,000 as of December 31, 2021, which are classified as in substance real estate investments.
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
The operators/tenants of our properties compete with properties that provide comparable services in the local markets. Operators/tenants compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences (including a preference for home health services instead of residing in one of our communities), physicians, staff and price. Throughout the COVID-19 pandemic, seniors housing operators have experienced broad-based occupancy declines and as a result, we expect competition to continue in 2022 and beyond as operators attempt to fill unoccupied units. We also face competition from other health care facilities for tenants, such as physicians and other health care providers that provide comparable facilities and services.
For additional information on the risks associated with our business, please see “Item 1A — Risk Factors” of this Annual Report on Form 10-K.
Environmental, Social and Governance
Environmental, Social and Governance ("ESG") Approach We are committed to operating in a responsible, transparent and sustainable manner. Our leadership and Board of Directors (through the Nominating Corporate/Governance Committee), oversee and advance our ESG initiatives. We recognize that focusing on ESG engagement, integration and impact benefit our stakeholders and are fundamental to our business. Our corporate responsibility and sustainability strategy is focused on adopting leading ESG practices across our business and we were recognized for our leadership in this space over the past year in the following ways:
•Elevated by CDP to the highest available band level of leadership with an improved score of “A-” for taking coordinated action on climate issues;
•Raised MSCI ESG rating from A to AA;
•Named in 2021 to the Dow Jones Sustainability North American Index for the sixth consecutive year;
•Listed in the FTSE4Good Index since 2012;
•Recognized by the U.S. Environmental Protection Agency (EPA) and U.S. Department of Energy as an ENERGY STAR Partner of the Year for the third consecutive year and elevated to the level of Sustained Excellence, the EPA’s highest recognition within the ENERGY STAR program;
•Maintained Gold Level Green Lease Leader status by the Institute for Market Transformation and the U.S. Department of Energy’s Better Buildings Alliance;
•Named to the Bloomberg Gender-Equality Index for the third consecutive year;
•Named to the Workplace Health Achievement Index by the American Heart Association for the fourth consecutive year, and increased from Bronze to Silver level;
•Maintained Prime status under the ISS-ESG Corporate rating for the third consecutive year;
•Named by S&P Global in collaboration with RobecoSAM for the fourth consecutive year in the 2021 edition of The Sustainability Yearbook;
•Named to the top 20 percent of Newsweek’s America’s Most Responsible Companies list for the third consecutive year;
•Named to Sustainalytics 2021 Top-Rated ESG Companies list;
•Named as one of the top sustainable REITs in Barron’s list of America’s Most Sustainable Companies for the second consecutive year;

•Honored at the Women’s Forum of New York Breakfast of Champions for the second time for our representation of women on our Board of Directors; and
•Opened Sunrise at East 56th, the recipient of all three LEED Silver, WELL Certification at the Silver level, and WELL Health-Safety Rating Seal certifications.
Environmental We strive to reduce our environmental impact by increasing energy and water efficiency, reducing greenhouse gas emissions, and by investing in projects that reduce energy and water consumption that meet our rate of return threshold. After several years of portfolio and program evolution, along with our increased ability to collect data in partnership with our operators and tenants, our property-level sustainability dataset (energy, greenhouse gas ("GHG"), water, and waste) is evolving to become a set of tools for benchmarking. A portion of our self-managed Outpatient Medical portfolio is benchmarked in EPA ENERGY STAR Portfolio Manager ("ESPM") and we regularly engage with our operators and tenants on ENERGY STAR, utility bill aggregators, utility companies, and others to add to our number of ESPM benchmarked properties throughout our portfolio. In 2021, we continued to work towards our goals of a 10% reduction in GHG emissions and energy and water usage by 2025 from our 2018 baseline.
We have employee, tenant, operator/manager and vendor engagement programs in place, focused on operational strategies to drive energy and water efficiency. We have issued guidance with accompanying training to assist them to successfully benchmark our buildings and to engage them to improve energy and water efficiency, as well as increase their recycling diversion rates.
In December 2019, we issued our inaugural green bond of $500,000,000 of 2.700% notes due 2027. The net proceeds from the offering have been, and continue to be, used to fund energy efficiency, water conservation and green building projects. As of September 30, 2021, we have utilized $277,732,000 of proceeds from this issuance on such projects.
We understand that as we continue to make our operations and buildings more sustainable, we also have a responsibility to effectuate the same in our supply chain and our purchasing decisions. As such, we partner with suppliers that offer take back programs for their products, look for the ENERGY STAR label when purchasing eligible items, seek to purchase office supply products that contain recycled content and purchase paper products that are either Forest Stewardship Council or Sustainable Forestry Initiative certified.
Social We value and are committed to our employees. We believe that a diverse workplace produces a variety of perspectives, motivates employees and helps us understand and better serve our stakeholders, and the communities in which we do business. As of December 31, 2021, our U.S. employees self-identified as follows:

Ethnicity	Male	Female
Asian	5%	7%
Black or African American	5%	7%
Hispanic or Latino	7%	7%
Native Hawaiian or Other Pacific Islander	—%	1%
Two or More Races	1%	1%
White	82%	77%
	100%	100%

Gender	51%	49%
We have reinforced our already strong commitment to diversity and inclusion through our Diversity Council and support of our eight employee network groups ("ENGs"). Our ENGs include women, families, racial and ethnic minorities, military, young professionals, and those who identify as LGBTQI+ and their allies. Our ENGs provide support, education, networking opportunities and community belonging for our employees. Our support of diversity and inclusion through our Diversity Council and ENGs, taken together with other employee initiatives, such as tailored messaging, training and discussions on equality and belonging, support our efforts to compete for and foster talent and inclusiveness in an ever-changing workforce.
In addition, we have several social initiatives in place that are focused on fostering a more diverse workforce, engaging with our communities and promoting the health and well-being of our employees, tenants and residents. The Welltower Charitable Foundation (the "Foundation") financially supports charitable initiatives related to aging, health care, the environment, education and the arts. We encourage our employees to give back to the community by matching their contributions and donating their time to eligible charitable organizations. Funds are also allocated to each of our ENGs to make charitable contributions in support of their programming efforts. Additionally, the Foundation facilitates presentations for charities to compete in the Give-WELL campaign. This campaign enables our employees to present and vote for charities that will receive donations from the Foundation. During 2021, we sponsored our second annual Day of Giving so our employees could collaborate to make an impact with local charitable organizations through volunteer opportunities. See Human Capital section below for additional information regarding employee initiatives and programs.

Governance Our commitment to diversity starts at the top with a highly knowledgeable, skilled and diverse Board of Directors. As of December 31, 2021, our 11 Directors self-identified as follows:

Board Composition
Ethnicity		Gender
Asian	9%	Male	64%
Black or African American	18%	Female	36%
Hispanic or Latino	18%		100%
White	55%
	100%

Ten of our 11 Directors are independent and the independent Chair of our Board is held by a Black/African American male. Four or 36% of our five Board committees are chaired by either a Female (2), Hispanic/Latino (1) or Black/African American (1) Director.
Additional information regarding our ESG programs and initiatives is available in our 2020 Environmental, Social and Governance Report (located on our website at www.welltower.com). Information on our website, including our Environmental, Social and Governance Report or sections thereof, is not incorporated by reference into this Annual Report.
Human Capital
Our employees are our greatest asset. As of December 31, 2021, we had 464 employees (443 located in United States, 13 in the United Kingdom, six in Canada and two in Luxembourg). We are committed to the success of our people and the unique combination of skills and experiences they bring to achieving our mission.
Employee Engagement High employee engagement and satisfaction are critical to attracting and retaining top talent. During 2021, we conducted an employee engagement survey through an independent third party, measuring our progress on important employee issues such as manager relationships, employee empowerment, performance management and resources and support, and identifying opportunities for growth and improvement. Scores have been shared with all managers and action plans to improve and prioritize focus areas are being put into place.
Employee Development Programs and Performance Management Development through the talent pipeline, recognizing and rewarding performance and providing opportunities for continued growth are the cornerstones of our Human Capital strategy. We offer employees resources, trainings and tools designed to develop future leaders, advance careers and attract and retain talent including but not limited to our robust early career programs, formal mentorship and coaching programs, manager development training, skill development courses and education assistance. During 2021, we launched executive management coaching programs to equip leaders with structured 360 feedback, customized development plans and guidance on company-wide succession planning. For our vice presidents, we partnered with a virtual coaching platform that scales individual access to expert coaches, training opportunities and enables behavioral change through award-winning artificial intelligence. For our senior vice presidents, we partnered with an independent advisory firm to provide one-on-one coaching, including an extensive 360 feedback process to focus on maximizing their executive leadership potential.
Compensation and Benefits In addition to salary, our compensation and benefits programs include annual short term incentive bonuses, long-term incentive stock awards, retirement plans, an employee stock purchase plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, maternity and caregiver leave, senior wellness leave, employee assistance programs, tuition assistance and health and wellness reimbursement programs, among many others. With the assistance of independent third parties, we annually evaluate and benchmark the competitiveness of our compensation and benefits programs focusing on fair pay practices that reward performance and support the needs of our employees.
Health, Safety and Wellness The success of our business is fundamentally connected to the safety and well-being of our employees, tenants, operators and managers, and their residents and visitors, as the case may be. We provide our employees and their families with access to numerous innovative, flexible and convenient health and wellness programs that support physical, mental and financial well-being. As we continued to navigate COVID-19 in 2021, we took a number of actions designed to provide for the safety and well-being of our employees such as allowing remote and hybrid work, and flexible schedules where feasible, establishing office protocols for employee safety, conducting training courses on COVID-19 prevention and encouraging COVID-19 vaccinations and boosters across our workforce through paid time off in order to obtain vaccinations and boosters and manage side effects. Also during 2021, we increased internal communications across the organization through podcasts, town hall meetings, team events (virtually and in person) and dedicated communication channels for the ENGs, resulting in more connectivity and engagement. We continued to provide access to personal protective equipment, and enhanced cleaning and sanitation procedures.
Credit Concentrations  Please see Note 9 to our consolidated financial statements.
Geographic Concentrations  Please see “Item 2 – Properties” below and Note 18 to our consolidated financial statements.

Certain Government Regulations
United States
Health Law Matters — Generally
Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs, and these facilities are subject to extensive regulation, including federal and state laws covering the type and quality of medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the federal Anti-Kickback Statute (“AKS”), the federal Stark Law (“Stark Law”), and the federal False Claims Act (“FCA”), as well as comparable state laws. Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards, as well as other conditions of participation in federal and state government programs such as Medicare and Medicaid. Further, operators of long-term care facilities are required to have in place compliance and ethics programs that meet the requirements of federal laws and regulations. Our tenants’ failure to comply with applicable laws and regulations could result in, among other things: loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility. See risk factors “The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us” and “Our operators’ or tenants’ failure to comply with federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us” in “Item 1A – Risk Factors” below. Moreover, in light of certain arrangements that Welltower may pursue with healthcare entities who are directly subject to laws and regulations pertaining to health care fraud and abuse, and, given that certain of our arrangements are structured under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"), certain health care fraud and abuse laws and data privacy laws could apply directly to Welltower. See risk factor "We assume operational and legal risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business results of operations, and financial condition" in "Item 1A - Risk Factors" below.
Licensing and Certification
The primary regulations that affect seniors housing facilities are state licensing and certification laws. For example, certain health care facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility or (5) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator.
With respect to licensure, generally our long-term/post-acute care facilities are required to be licensed by the applicable state regulatory authority and certified for participation in Medicare, Medicaid and other federal and state health care programs. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property. In addition, if a property is found to be out of compliance with Medicare, Medicaid or other federal or state health care program conditions of participation, the property operator may be excluded from participating in those government health care programs.
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

•Seniors Housing Facilities  The majority of the revenues received by the operators of U.S. seniors housing facilities are from private pay sources. The remaining revenue source is primarily Medicaid provided under state waiver programs for home and community-based care. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level, or changes in Medicaid eligibility and reimbursement levels.
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
•Health Reform Laws  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”) dramatically altered how health care is delivered and reimbursed in the U.S. and contained various provisions, including Medicaid expansion and the establishment of Health Insurance Exchanges (“HIEs”) providing subsidized health insurance, that may directly impact us or the operators and tenants of our properties. The status of the Health Reform Laws may be subject to change as a result of political, legislative, regulatory and administrative developments and judicial proceedings. While there have been multiple attempts to repeal or amend the Health Reform Laws through legislative action and legal challenges, legislative attempts to completely repeal the Health Reform Laws have been unsuccessful to date, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Health Reform Laws brought by several states without specifically ruling on the constitutionality of the Health Reform Laws. Nevertheless, the status of the Health Reform Laws may be subject to change and other health reform measures could be implemented as a result of political, legislative, regulatory and administrative developments and judicial proceedings. Further, the impact that the Biden Administration or U.S. Congress may have on health reform (including through new legislative, executive order, or regulatory efforts) remains uncertain, and any changes will likely take time to unfold and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation, executive order, or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.

Fraud & Abuse Enforcement
Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state, and local laws, regulations, and applicable guidance that govern the operations and financial and other arrangements that may be entered into by health care providers. Certain of these laws, such as the AKS and Stark Law, prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government health care programs. Other government health program laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Our operators and tenants that receive payments from federal health care programs, such as Medicare and Medicaid, are subject to substantial financial penalties under the Civil Monetary Penalties Act and the FCA upon a finding of noncompliance with such laws. In addition, states may also have separate false claims acts, which, among other things, generally prohibit health care providers from filing false claims or making false statements to receive payments. Federal and state FCAs contain "whistleblower" provisions that permit private individuals to bring health care fraud enforcement claims on behalf of the government. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, exclusion from any government health care program, damage assessments and imprisonment. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government health care programs, and revocation of healthcare licenses. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations and audits by the federal and state agencies that oversee these laws and regulations.
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
Federal and State Data Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of personal information, including individually identifiable health information. Violations of these laws may result in substantial civil and/or criminal fines and penalties. The costs to a business such as ours or to an operator of a health care property associated with developing and maintaining programs and systems to comply with data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines, can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Finally, data privacy and security laws and regulations continue to develop, including with regard to HIPAA and U.S. state privacy laws such as the California Consumer Privacy Act and the new California Privacy Rights Act, and other similar laws in Colorado and Virginia that will go into effect in 2023. As we use data to better inform our investments and the efficacy of care in our communities, these developments may add potential uncertainty and costs towards compliance obligations, business operations or transactions that depend on data. These new privacy laws may create restrictions or requirements in our, our operators' and other business partners' use, sharing and securing of data. New privacy and security laws could require substantial investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations, and potentially create new privacy related legal risks.
United Kingdom
In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations. This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, amongst other things, that all persons carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws currently take the form of the U.K.’s Data Protection Act 2018 and the U.K. General Data Protection Regulation (collectively “U.K. DP Laws”). U.K. DP Laws impose a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater. Further, to the extent that an entity established in the U.K. or any other jurisdiction offers goods or services to individuals in the European Economic Area, that entity may also be subject to the E.U. General Data Protection Regulation ("E.U. GDPR"). Similarly, the E.U. GDPR imposes obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. Entities incorporated in or carrying on a business in the U.K., as well as individuals residing in the U.K., are also subject to the U.K. Bribery Act 2010. The U.K. has national minimum wage legislation with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years. In addition, there is a bill currently going through the U.K. Parliament which will require a care home provider, where entering into a contract for the provision of healthcare or social care services with a local public authority, to enter into mandatory contractual terms to provide the local public authority with evidence that it pays the national minimum wage to all of its employees engaged in the provision of services for which the provider has contracted for (e.g., a national minimum wage record). Further, the Working Time and Holiday Pay Bill 2019-2021 is currently going through the U.K. Parliament, which makes provision for the expiration of the Working Time Regulations 1998, provides for additional regulations governing working time and makes provisions for holiday pay for employees.
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
Our operations in Canada are subject to privacy legislation, including, in certain provinces, privacy laws specifically related to personal health information. Although the obligations of senior living residences in the various provinces differ, they all include the obligation to protect personal information. Under some of these laws, notification to the regulator in the event of an actual or suspected privacy breach is mandatory. The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts. In September 2021, the province of Quebec adopted significant amendments to its privacy legislation, including a new enforcement scheme with significant penalties and fines: up to CAD $10 million or 2% of global turnover (whichever is greater) for administrative monetary penalties and up to CAD $25 million or 4% of global turnover for penal fines. The amendments will go into effect in three stages: (i) a few provisions on September 22, 2022, (ii) most provisions on September 22, 2023 (including the new enforcement scheme), and (iii) one provision on September 23, 2024. Senior living residences may also be subject to laws pertaining to residential tenancy, provincial and/or municipal laws applicable to fire safety, food services, zoning, occupational health and safety, public health and the provision of community health care and funded long-term/post-acute care.
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
Annual Distribution Requirements  In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Prior to 2014, with respect to all REITs the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”). Beginning in tax years after 2014, the preferential dividend rule no longer applies to publicly offered REITs, however, the rule is still applicable to other entities taxed as REITs, which would include several of our subsidiaries. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We believe we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2021. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements. See “Item 1A - Risk Factors.”
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
•the ability of operators and tenants to make payments to us;
•the impacts of severe cold and flu seasons or other widespread illnesses on occupancy;
•the insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors;
•our ability to timely reinvest our sale proceeds on terms acceptable to us;
•any adverse developments in the business or financial condition of Sunrise Senior Living, LLC;
•any failure, inability or unwillingness by ProMedica Health System to satisfy obligations under their agreements with us;
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
•our reliance on data and technology systems and the increasing risks of cybersecurity incidents; and

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
We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous factors that are not within our control. These factors include the duration and severity of the outbreak, including the impact of new variants; the continued deployment of vaccines and boosters; the effectiveness of vaccines and boosters over time and against new variants; public health measures, such as business closures and stay-at-home orders, and other actions taken by governments, businesses and individuals in response to the pandemic; the availability of federal, state, local or non-U.S. funding programs; general economic disruption and uncertainty in key markets and financial market volatility; and the impact of the COVID-19 pandemic on general macroeconomic conditions and the pace of recovery when the pandemic subsides.
The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including but not limited to those discussed below:
•Risks Related to Revenue: Our revenues and our operators' revenues are dependent on occupancy. Our Seniors Housing Operating portfolio has experienced a decline in spot occupancy from 85.8% at February 29, 2020 to 76.2% at December 31, 2020 and 77.7% at December 31, 2021. Although the ongoing impact of the pandemic, including new variants, and vaccine and booster deployment on occupancy remain uncertain, occupancy of our Seniors Housing Operating and Triple-net properties could further decrease, including as a result of new variants or decreases in vaccine effectiveness over time. Such a decrease could affect the net operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make contractual payments to us. In addition, although we collected virtually all rent due in the fourth quarter of 2021, rental income in our Outpatient Medical segment may decrease if our tenants do not renew leases or do not make timely or full lease payments as a result of medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures or decisions by patients to delay treatments. As a result of the financial impact of the COVID-19 pandemic on our operators and tenants, we may offer certain tenants concessions such as rent deferrals or rent abatements across our Triple-net and Outpatient Medical segments.
•Risks Related to Operator and Tenant Financial Condition: In addition to decreased revenue from tenant and operator payments, the impact of the COVID-19 pandemic creates a heightened risk of tenant, operator, borrower, manager or other obligor bankruptcy or insolvency due to factors such as prolonged decreased occupancy, medical practice disruptions resulting from stay-at-home orders, increased health and safety and labor expenses or litigation resulting from developments related to the COVID-19 pandemic. See" - The insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors may adversely affect our business, results of operations and financial condition" for more information Our ability to terminate our lease with a tenant or management agreement with an operator or manager, and relet the property to another tenant or transition to a new operator or manager may be severely limited under current conditions due to the industry and macroeconomic effects of the COVID-19 pandemic and local ordinances. If we cannot transition a leased property to a new tenant, operator or manager due to the effects of the COVID-19 pandemic or for other reasons, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about an operator's financial condition and insolvency proceedings, particularly in light of ongoing publicity related to the COVID-19 pandemic, may also negatively impact their and our reputations, decreasing customer demand and revenues. Additionally, COVID-19 claims have been excluded from insurance policies resulting in uninsured claims, and there has been an increase of COVID-19 class action lawsuits filed that may result in unfavorable verdicts. Should such events occur, our revenue and operating cash flow may be adversely affected.
•Risks Related to Operations: Across all of our properties, we and our operators and tenants have incurred increased operational costs as a result of the introduction of public health measures and other regulations affecting our properties and operations, as well as additional health and safety measures adopted by us and our operators and tenants related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to efforts to procure PPE and supplies. Such operational costs may increase in the future based on the duration and severity of the pandemic or the introduction of additional public health regulations. In addition, operators and tenants are subject to risks arising from the unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic including labor shortages resulting from macroeconomic trends. As a result of difficult conditions and stresses related to the COVID-19 pandemic, employee morale and productivity may suffer and additional pay, such as hazard pay, may not be sufficient to retain key operator and tenant employees. In addition, our operations or those of our operators or tenants may be adversely impacted if a significant number of our employees or those of our operators or tenants contract COVID-19. Although we continue to undertake extensive efforts to ensure the safety of our employees and residents and to provide operator and tenant support in this regard, the impact of the COVID-19 pandemic on our facilities could result in additional operational costs and reputational and litigation risk to us and our operators and tenants. As a result of the COVID-19 pandemic, operator and tenant cost of insurance is expected to increase and such insurance may not cover certain claims related to COVID-19. Our exposure to COVID-19 related litigation risk may be increased if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency. In addition, to varying degrees during the course of the pandemic, we have experienced increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures and restrictions on the movement of people. In response to stay-at-home orders and to support the health and well-being of our employees, many of our employees are currently working remote or hybrid schedules. The effects of such work arrangements for an extended period of time could impact employee productivity and morale and introduce additional operational risk, including but not limited to cybersecurity risks.
•Risks Related to Liquidity: If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted. In addition, a prolonged period of decreased revenue may adversely affect our financial condition and long-term growth prospects and there can also be no assurance that we will not face credit rating downgrades. Future downgrades could adversely affect our cost of capital, liquidity, competitive position and access to capital markets.
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
During the years ended December 31, 2021 and 2020, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic as well as under similar programs in the U.K. and Canada. For the years ended December 31, 2021 and 2020 we recognized $102,575,000 and $34,941,000, respectively, of government grant income. We have completed applications for grant income under Phase 4 of the Provider Relief Fund and expect to receive additional funding during 2022. However, there can be no assurances that all of our applications will be approved or that additional funds will ultimately be received in full or in part.
Our investments in and acquisitions of health care and seniors housing properties may be unsuccessful or fail to meet our expectations
Some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of seniors housing and health care properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Health care properties are often highly customizable and the development or redevelopment of such properties may require costly tenant-specific improvements. We have experienced delays and disruptions to property redevelopment as a result of supply chain issues and construction material and labor shortages and may experience additional or more significant such delays in the future. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition. Acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office and unfamiliarity with local governmental and permitting procedures. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities and may lead to impairment of such assets.
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
We are exposed to operational risks with respect to our Seniors Housing Operating properties that could adversely affect our revenue and operations
We are exposed to various operational risks with respect to our Seniors Housing Operating properties that may increase our costs or adversely affect our ability to generate revenues. In addition to operational challenges related to the COVID-19 pandemic, these risks include fluctuations in occupancy experienced during the normal course of business, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; federal and state housing laws and regulations, including rent and eviction restrictions related to the COVID-19 pandemic; and the availability and increases in the cost of labor (as a result of unionization or otherwise). Any one or a combination of these factors may adversely affect our revenue and operations and could eventually lead to impairment of our properties.

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
Decreases in our operators’ or tenants' revenues or increases in our operators’ or tenants' expenses, including as a result of increased labor costs, could affect their ability to make payments to us
We have very limited control over the success or failure of our operators' or tenants' businesses and, at any time, an operator or tenant may experience a downturn in their business that weakens their financial condition. Our operators’ and tenants' revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses are primarily driven by the costs of labor, supplies, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating costs continue to increase for our operators and tenants. In particular, our operators' and tenants' businesses are vulnerable to increases in labor costs resulting from shortages of medical and non-medical staff. A number of factors may adversely affect the labor force available to our operators and tenants or labor costs, including increased industry competition, high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, increased wages offered by other employers, including in other economic sectors, vaccine mandates and other government regulations. During the COVID-19 pandemic, in many geographic areas the lack of availability of specialized medical personnel, experienced senior care professionals and other workers has been a significant operating issue affecting a wide range of healthcare providers and senior care and housing facilities. Such shortages have and may continue to impact the operations of our operators and tenants, resulting in increased labor and operating costs. Continued labor shortages or cost inflation may impact our operators' and tenants' abilities to comply with minimum staffing requirements under applicable federal and state regulations. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to fines and other regulatory penalties, including the suspension of patient admissions, the termination of Medicaid participation or the suspension or revocation of licenses.
To the extent that any decrease in revenues and/or any increase in operating expenses result in an operator or tenant not generating enough cash to make payments to us, the credit of our operator or tenant and the value of other collateral would have to be relied upon. To the extent the value of such property is reduced, we may need to record an impairment for such asset. Furthermore, if we determine to dispose of an underperforming property, such sale may result in a loss. Any such impairment or loss on sale would negatively affect our financial results. These risks are magnified where we lease multiple properties to a single operator or tenant under a master lease, as a failure or default under a master lease would expose us to these risks across multiple properties. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
Increased competition and oversupply may affect our operators’ and managers' ability to meet their obligations to us
The operators and managers of our properties compete on a local and regional basis with operators and managers of properties and other health care providers that provide comparable services for residents and patients, including on the basis of the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price, and location. In addition, in light of labor shortages for medical and non-medical workers in many geographic areas, our operators and tenants increasingly compete to attract qualified and experienced employees. Our operators and managers are expected to encounter increased competition in the future that could limit their ability to attract residents and employees or expand their businesses. In addition, we expect that there will continue to be a more than adequate inventory of seniors housing facilities. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that meet our expected yields and fulfill their obligations to us, including but not limited to the results of the COVID-19 pandemic. If our operators and managers cannot compete effectively or if there is an oversupply of facilities, their financial performance could have a material adverse effect on our financial results.

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
The properties managed by Sunrise Senior Living, LLC (“Sunrise”) account for a significant portion of our revenues and net operating income and any adverse developments in its business or financial condition could adversely affect us
As of December 31, 2021, Sunrise managed 110 of our Seniors Housing Operating properties. These properties account for a significant portion of our revenues and net operating income. Under our management agreements, we rely on Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our Seniors Housing Operating properties efficiently and effectively. We also rely on Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations. Any adverse developments in Sunrise’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect our business, results of operations, and financial condition. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our Seniors Housing Operating properties. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise to enhance its pay and benefits packages to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Sunrise to attract and retain qualified personnel, or significant changes in Sunrise’s senior management or equity ownership could adversely affect the income we receive from our Seniors Housing Operating properties and have a material adverse effect on us. Also, if Sunrise experiences any significant financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other things, acceleration of its indebtedness, impairment of its continued access to capital or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, which, in turn, could adversely affect our business, results of operations and financial condition. If we determine to sell or transition properties currently managed by Sunrise, we may experience operational challenges and/or significantly declining financial performance for those properties.
We depend on ProMedica Health System ("ProMedica") for a significant portion of our revenues and any failure, inability or unwillingness by them to satisfy obligations under their agreements with us could adversely affect us
As of December 31, 2021, we lease 205 properties to ProMedica under triple-net leases, which account for a significant portion of our revenues. We depend on ProMedica to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that ProMedica will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our leases, and any failure, inability or unwillingness by ProMedica to do so could have an adverse effect on our business, results of operations and financial condition. ProMedica have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that ProMedica will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations. ProMedica's failure to effectively conduct their operations or to maintain and improve our properties could adversely affect their business reputations and their ability to attract and retain patients and residents in our properties, which, in turn, could adversely affect our business, results of operations and financial condition.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations
We have operations in the U.K. and Canada which represent 11.7% and 8.9% of total Welltower revenues, respectively. As of December 31, 2021, Revera managed 85 of our Seniors Housing Operating properties in Canada, representing a significant portion of our revenues, and also owned a controlling interest in Sunrise. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain or loss recognized with respect to changes in exchange rates, which may not qualify under the 75% gross income test or the 95% gross income test required for us to satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; impact from international trade disputes and the associated impact on our tenants' supply chain and consumer spending levels; changes in foreign political, regulatory, and economic conditions (regionally, nationally and locally) including, but not limited to, challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in foreign countries; local businesses and cultural factors that differ from our usual standards and practices; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act. Additionally, the COVID-19 pandemic may subject our international business and that of our operators and tenants to different or greater risks than those faced in the U.S. These factors may include the duration and severity of the outbreak in a particular country due to the impact of new variants, the distribution of vaccines and boosters, or public health measures or other actions taken by governments, businesses and individuals in response to the pandemic.
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
Our tenants, operators and managers may not have the necessary insurance coverage to insure adequately against losses
We maintain or require our tenants, operators and managers to maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits and deductibles that we believe are customary for similarly situated companies in our industry and we frequently review our insurance programs and requirements. Our tenants, operators and managers may not be able to maintain adequate levels of insurance and required coverages. Also, we may not be able to require the same levels of insurance coverage under our lease, management and other agreements, which could adversely affect us in the event of a significant uninsured loss. We cannot make any guarantee as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants, operators and managers. Insurance may not be available at a reasonable cost in the future or policies may not be maintained at a level that will fully cover all losses on our properties upon the occurrence of a catastrophic event. This may be especially the case due to increases in property insurance costs. In addition, in recent years, long-term/post-acute care and seniors housing operators and managers have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. Due to the uncertainty of the long term effects of the COVID-19 pandemic, general and professional liability insurance coverage may be restricted or very costly, which may adversely affect the tenants’, operators’ and managers’ future operations, cash flows and financial conditions, and may have a material adverse effect on the tenants’, operators’ and managers’ ability to meet their obligations to us. Finally, our use, and the usage by some of our tenants, operators and managers of self-insurance and/or use of a wholly owned captive insurance company, if not adequately funded, could have a material adverse effect on our liquidity and that of our tenants, operators and managers.
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
The requirements of, or changes to, governmental reimbursement programs, such as Medicare, Medicaid or government funding, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us
Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, change-of-ownership rules, government funding restrictions (at a program level or with respect to specific facilities), any lapse in Congressional funding of the Centers for Medicare and Medicaid Services and interruption or delays in payments due to any ongoing government investigations and audits at such property. In recent years, government payors have frozen or reduced payments to health care providers due to budgetary pressures. Federal and state authorities may continue seeking to implement new or modified reimbursement methodologies that may negatively impact health care property operations. See “Item 1 - Business - Certain Government Regulations - United States - Reimbursement” above for additional information. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us.
Since January 1, 2014, the Health Reform Laws have provided those states that expand their Medicaid coverage to otherwise eligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option, although, as of early January 2022, more than 75% of the states have expanded Medicaid coverage. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants.
While there have been multiple attempts to repeal or amend the Health Reform Laws through legislative action and legal challenges, legislative attempts to completely repeal the Health Reform Laws have been unsuccessful to date, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Health Reform Laws brought by several states without specifically ruling on the constitutionality of the Health Reform Laws. Nevertheless, the status of the Health Reform Laws may be subject to change and other health reform measures could be implemented as a result of political, legislative, regulatory, and administrative developments and judicial proceedings. Further impact that the Biden Administration or U.S. Congress may have on health reform (including through new legislative, executive order, or regulatory efforts) remains uncertain, and any changes will likely take time to unfold and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business, or that of our operators and tenants.
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
Our operators’ or tenants’ failure to comply with federal, state, province, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us
Our operators and tenants generally are subject to or impacted by varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other health care communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants, and similar foreign laws regulating the health care industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the ADA and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, civil liability, and in certain limited instances, criminal penalties, material restrictions on or loss of license, closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action. The likelihood of these actions may increase due to the uncertainty of the long term effects of the COVID-19 pandemic. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. In addition, we may be directly subject to these laws, regulations and standards, as well as potential investigation or enforcement, as a result of our RIDEA-structured arrangements, and certain other arrangements we may pursue with healthcare entities who are directly subject to these laws. See “Item 1 - Business - Certain Government Regulations - United States - Fraud & Abuse Enforcement” and “Item 1 - Business - Certain Government Regulations - United States - Health Care Matters - Generally” above.
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
Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition
From time to time, we are directly involved or named as a party in in legal proceedings, lawsuits and other claims that involve class actions, disputes regarding property damage, care matters and other issues. We also are named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators/tenants or managers in which such operators/tenants or managers have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. Employment related class action lawsuits have increased in recent years, including but not limited to class action lawsuits brought against our operators in certain states regarding employee and government requirements regarding wage and hour claims and fair housing complaints, as well as class action lawsuits related to COVID-19. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses, significantly divert the attention of management, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.
Development, redevelopment and construction risks could affect our profitability
We invest in various development and redevelopment projects. In deciding whether to acquire or develop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected construction costs, lease up velocity, occupancy, rental rates, operating expenses, capital costs and future competition. If our financial projections with respect to a new property are inaccurate, the property may fail to perform as we expected in analyzing our investment. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals.
Our development/redevelopment and construction projects are vulnerable to the impact of material shortages and inflation. For example, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our projects. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors, including changes to immigration laws that impact the availability of labor or tariffs on imported construction materials.
In connection with our renovation, redevelopment, development and related construction activities, we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, or satisfactory tax rates, incentives or abatements. Operators of new facilities we construct may need to obtain Medicare and Medicaid certification and enter into Medicare and Medicaid provider agreements and/or third-party payor contracts. In the event that the operator is unable to obtain the necessary licensure, certification, provider agreements or contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license or certification to operate the new facility and the necessary provider agreements or contracts or we find and contract with a new operator that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts. We have experienced such delays in obtaining necessary licensing for constructed properties and may experience additional or more significant delays in the future.
We rely on our development managers, general contractors and subcontractors to oversee and manage day-to-day construction activities. If any such party underperforms, we may need to exercise contractual remedies against such party, which may include termination of the applicable underlying service contract. In the event such termination occurs mid-construction, we would likely need to engage a new service provider, which would likely result in additional costs and delays as the transition between providers occurs.
The above-described factors could result in increased costs or our abandonment of these projects. In addition, we may abandon opportunities we have begun to investigate, for a range of reasons, including changes in expected financing or construction costs, adverse changes in expected rents or expenses, adverse environmental and/or geotechnical findings, or conditions to zoning approval, which would result in additional expenses beyond those originally expected. In addition, we may not be able to obtain financing on favorable terms, or at all, which may render us unable to proceed with our development activities. We may not be able to complete construction and lease-up of a property on budget and on schedule, which could result in increased debt service expense or construction costs. Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions. Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.
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
Cybersecurity incidents could disrupt our business and result in the loss of confidential information and legal liability
Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data through phishing or other malicious activity, attempts to interrupt our access to, or use of information technology systems through distributed denial-of-service or ransomware attacks, breaches related to our increased receipt and use of data from multiple sources, and other electronic security breaches or other cybersecurity incidents within our environment or our business partners' environments, including those resulting from human error, product defects and technology failures. Such cyber-attacks can range from individual attempts to gain unauthorized access to our or our business partners' information technology systems to more sophisticated security threats and may be specifically targeted to our business or more general industry wide risks. Our information technology networks, and those of our business partners are essential to our ability to perform day-to-day operations of our business. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing or detecting a cyber-attack. Even the most well-protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted cybersecurity breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques, implement adequate cybersecurity barriers or other preventative measures, or respond, mitigate the risks from and recover from an attack without operational impact, and thus it is impossible for us to entirely mitigate this risk. We regularly defend against, respond to and mitigate risks from cybersecurity breaches, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. Cybersecurity incidents could disrupt our or our critical business partners’ business, damage our reputation, cause us to incur significant remediation expense and have a materially adverse effect on our business, financial condition and results of operations. Cybersecurity breaches that compromise proprietary, personal identifying or confidential information of our employees, operators, tenants and partners, or result in operational disruptions, could result in legal claims or proceedings, including enforcement actions by regulators under data privacy regulations.
Evolving privacy regulations could expose our business to reputational harm and losses
Regulatory authorities around the world have implemented or are considering implementing a number of legislative changes or regulations concerning data protection, which have required or may require us to incur additional expenses and may expose us to additional risks. We are subject to numerous laws and regulations governing the protection of personal and confidential information of our clients or employees, including U.S. federal and state laws (including. but not limited to the State of California), and non- U.S. laws, such as the General Data Protection Regulation and the EU General Data Protection Regulation, which impose a number of obligations on us. These obligations vary from state to state and country to country, but generally have accountability and transparency including consent, detailed information and data removal and security requirements. Some jurisdictions impose the same requirements and restrictions on transfers of data from their jurisdictions to jurisdictions that they do not consider adequate. This may have implications for our cross-border data flows and may result in additional compliance costs.
Many jurisdictions assess fines, the magnitude of which may depend on the annual global revenue of the noncompliant company, the nature, gravity and duration of, and the violation. Additionally, in some jurisdictions, data subjects may have a right to compensation for financial or non-financial losses. Complying with these laws may cause us to incur substantial operational and compliance costs or require us to change our business practices. Despite efforts to bring our practices into compliance with these laws, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of cooperation among our business partners. Non-compliance could result in proceedings against us by governmental entities, regulators, our business partners, residents of our communities, data subjects, suppliers, vendors or other parties. Further, there is a risk that compliance measures we undertake will not be implemented correctly or that individuals within our business or that of our business partners will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions, as well as reputational damage, which may have a material adverse effect on our operations, financial condition and prospects.
Our success and the success of our operators and managers depends on key personnel whose continued service is not guaranteed
Our success and the success of our operators and managers depends on the continued availability and service of key personnel, including executive officers and other highly qualified employees, and competition for their talents is intense. There is substantial competition for qualified personnel. We cannot assure you that we will retain our key personnel or that we will be able to recruit and retain other highly qualified employees in the future. Losing any key personnel could, at least temporarily, have a material adverse effect on our business and that of our operators and managers', financial position and results of operations.
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
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for us that cannot yet reasonably be predicted
We have outstanding debt, hedge agreements and receivable transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In March 2021, ICE Benchmark Administration, the administrator of LIBOR, confirmed that it would cease publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. As a result, the United States Federal Reserve has advised banks to stop new USD LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the New York Fed, has identified the Second Oversight Financing Rate ("SOFR") as the recommended alternative rate for LIBOR. While it is not currently possible to determine precisely whether, or to what extent, the withdrawal and replacement of LIBOR would affect us, the implementation of SOFR or other alternative benchmark rates to LIBOR may have an adverse effect on our business, results of operations or financial condition. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact contracts that terminate after 2023. There is uncertainty about how applicable law, the courts or we will address the replacement of LIBOR with alternative rates on agreements that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.
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
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
We lease our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices throughout the U.S., Canada and the United Kingdom and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2021 (dollars in thousands):

	Seniors Housing Operating			Triple-net			Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alabama	3	$34,937	$8,795	3	$33,898	$4,233	2	$33,359	$2,792
Arkansas	1	38,630	10,296	—	—	—	1	22,520	2,920
Arizona	10	214,624	47,406	—	—	—	7	79,905	9,887
California	93	3,129,715	730,284	24	460,884	69,799	38	906,083	91,507
Colorado	15	456,837	98,388	12	294,463	24,997	1	10,185	2,175
Connecticut	3	68,634	16,543	4	75,789	32,480	7	102,045	7,430
District Of Columbia	2	87,481	12,799	—	—	—	—	—	—
Delaware	8	240,407	38,371	4	104,491	12,829	—	—	—
Florida	13	713,529	116,379	53	623,783	89,573	25	234,127	43,779
Georgia	16	268,543	60,190	3	38,796	4,614	12	215,537	27,067
Hawaii	1	2,568	18,090	—	—	—	—	—	—
Iowa	7	90,641	26,804	7	55,196	6,156	—	—	—
Idaho	3	64,462	6,187	—	—	—	2	50,510	4,368
Illinois	35	583,215	142,670	24	353,815	28,432	7	110,944	14,957
Indiana	8	223,553	31,609	27	411,883	47,524	—	—	—
Kansas	3	66,494	14,325	27	234,044	43,949	—	—	—
Kentucky	4	58,703	18,713	7	68,269	8,872	—	—	—
Louisiana	5	70,555	19,726	3	82,193	3,690	—	—	—
Massachusetts	16	386,988	76,800	10	189,021	7,384	7	104,531	9,383
Maryland	10	438,074	76,124	21	265,773	23,042	11	238,210	24,710
Maine	1	23,154	11,489	—	—	—	—	—	—
Michigan	13	354,570	66,542	25	245,965	28,273	13	194,793	10,067
Minnesota	3	78,936	12,888	12	229,964	23,326	7	145,120	31,083
Missouri	6	126,388	18,897	—	—	—	12	189,326	27,418
Mississippi	2	16,778	8,834	1	10,085	—	1	34,947	2,382
Montana	2	25,831	8,148	—	—	—	—	—	—
North Carolina	10	283,634	52,225	51	415,157	57,404	24	567,936	47,387
North Dakota	1	13,721	1,336	—	—	—	—	—	—
Nebraska	5	39,674	13,795	—	—	—	1	11,240	2,728
New Hampshire	—	—	—	3	33,395	2,936	—	—	—
New Jersey	28	702,293	192,833	29	597,879	64,403	13	328,853	46,868
Nevada	7	128,179	29,585	—	—	—	8	127,634	9,542
New York	33	676,220	147,063	4	63,822	10,246	15	418,384	28,926
Ohio	29	419,811	76,084	40	407,072	48,538	5	84,941	11,236
Oklahoma	5	98,030	26,279	20	208,168	41,909	2	13,779	2,449
Oregon	14	164,576	40,374	1	2,550	864	1	43,191	2,720
Pennsylvania	18	275,220	72,017	59	645,435	87,385	4	72,343	6,946
South Carolina	5	94,471	24,313	7	33,320	4,263	2	9,930	1,522
Tennessee	7	115,744	31,729	7	98,620	8,380	3	66,216	6,670
Texas	70	1,350,583	289,097	26	410,668	61,531	56	1,028,184	104,534
Utah	4	74,617	23,932	1	22,372	2,106	—	—	—
Virginia	9	376,764	108,414	29	383,314	46,121	6	110,626	13,517
Washington	30	661,076	146,938	7	89,181	11,517	8	186,665	27,367
Wisconsin	2	18,953	4,985	5	88,064	10,906	5	88,135	9,508
West Virginia	—	—	—	1	6,293	1,005	—	—	—
Total domestic	560	13,357,813	2,978,296	557	7,283,622	918,687	306	5,830,199	633,845

Canada	97	2,047,065	405,295	6	140,606	10,840	—	—	—
United Kingdom	64	2,084,141	407,824	61	1,543,664	178,100	—	—	—
Total international	161	4,131,206	813,119	67	1,684,270	188,940	—	—	—

Grand total	721	$17,489,019	$3,791,415	624	$8,967,892	$1,107,627	306	$5,830,199	$633,845
(1) Represents revenue for the month ended December 31, 2021 annualized.

The following table sets forth occupancy and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Average Annualized Revenues(2)
	2021	2020	2021	2020
Seniors Housing Operating(3)	76.4%	75.9%	$48,300	$48,749	per unit
Triple-net(4)	73.0%	72.8%	19,675	17,604	per bed/unit
Outpatient Medical(5)	95.4%	95.4%	37	36	per sq. ft.
(1) We use unaudited, periodic financial information provided solely by tenants/borrowers to calculate occupancy for properties other than Outpatient Medical buildings and have not independently verified the information.
(2) Represents December annualized revenues divided by total beds, units or square feet in service, as presented in the tables above.
(3) Occupancy represents average occupancy of properties in service for the three months ended December 31.
(4) Occupancy represents average quarterly operating occupancy based on the quarters ended September 30 and excludes properties that are unstabilized, closed or for which data is not available or meaningful.
(5) Occupancy represents the percentage of total rentable square feet leased and occupied (including month-to-month and holdover leases and excluding terminations) as of December 31.

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2021 (dollars in thousands):

	Expiration Year(1)
	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Thereafter
Triple-net:
Properties	57	3	4	28	64	18	14	14	23	16	367
Base rent(2)	$6,751	$2,482	$12,110	$6,147	$67,063	$33,567	$15,549	$32,248	$43,027	$18,808	$377,212
% of base rent	1.1%	0.4%	2.0%	1.0%	10.9%	5.5%	2.5%	5.2%	7.0%	3.1%	61.3%
Units	6,071	304	692	1,759	4,878	2,350	1,474	1,214	2,439	2,008	36,991
% of units	10.1%	0.5%	1.1%	2.9%	8.1%	3.9%	2.4%	2.0%	4.1%	3.3%	61.6%
Outpatient Medical:
Square feet	1,793,229	1,720,158	2,080,831	1,031,346	1,389,353	1,153,609	921,218	751,892	1,486,918	1,396,014	3,475,995
Base rent(2)	$52,877	$48,606	$63,809	$29,253	$37,775	$30,380	$24,719	$21,395	$38,494	$37,905	$78,835
% of base rent	11.4%	10.5%	13.8%	6.3%	8.1%	6.5%	5.3%	4.6%	8.3%	8.2%	17.0%
Leases	404	369	354	218	255	175	126	83	102	80	151
% of leases	17.4%	15.9%	15.3%	9.4%	11.0%	7.6%	5.4%	3.6%	4.4%	3.5%	6.5%
(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in 2022.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (NYSE:WELL). There were 3,147 stockholders of record as of February 4, 2022.
Stockholder Return Performance Presentation
Set forth below is a line graph comparing the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S & P Composite-500 Stock Index and the FTSE NAREIT Equity Index. As of December 31, 2021, 151 companies comprised the FTSE NAREIT Equity Index, which consists of REITs identified by NAREIT as equity (those REITs which have at least 75% of their investments in real property). The data are based on the closing prices as of December 31 for each of the five years. 2016 equals $100 and dividends are assumed to be reinvested.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
S & P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Welltower Inc.	100.00	100.20	115.53	142.14	117.29	160.66
FTSE NAREIT Equity	100.00	105.23	100.36	126.45	116.34	166.64
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

On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. We did not repurchase any shares of our common stock during the three months ended December 31, 2021.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2021 through October 31, 2021	—	$—	—	$—
November 1, 2021 through November 30, 2021	—	$—	—	—
December 1, 2021 through December 31, 2021	—	$—	—	—
Totals	—	$—	—	$992,348,000
Item 6. [Reserved]
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

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
The following table summarizes our consolidated portfolio for the year ended December 31, 2021 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$683,906	34.7%	721
Triple-net	841,122	42.6%	624
Outpatient Medical	448,350	22.7%	306
Totals	$1,973,378	100.0%	1,651
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
Our Seniors Housing Operating revenues are dependent on occupancy. Spot occupancy has steadily increased in recent months, with 94% of communities open for new admissions and nearly all communities allowing visitors, in-person tours and communal dining and activities as of December 31, 2021. Rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. have resulted in a significant decrease in total resident case counts across the portfolio from peak levels in mid-January 2021, however, resident case counts have increased in December 2021 as a result of highly transmissible variants.
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
Our Triple-net operators are experiencing similar trends related to occupancy and operating costs as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Paycheck Protection Program and Provider Relief Fund.
During the year ended December 31, 2021, we collected approximately 94% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made during the year ended December 31, 2021. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable. To the extent the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
During the early stages of the pandemic in 2020, our Outpatient Medical tenants experienced temporary medical practice closures or decreases in revenue due to government-imposed restrictions on elective medical procedures, stay at home orders or decisions by patients to delay treatments. In some instances, these factors caused tenants to seek modifications of contractual

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
rent obligations. We evaluated each request on a case-by-case basis to determine if a form of rent relief was warranted following an examination of the tenant's financial health, rent coverage, current operating situation and other factors. Virtually all deferred rent related to 2020 deferrals has been paid. During the year ended December 31, 2021, we have continued to collect virtually all rent due from tenants in our Outpatient Medical portfolio, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants.
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
For the year ended December 31, 2021, resident fees and services and rental income represented 67% and 29%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At December 31, 2021, we had $269,265,000 of cash and cash equivalents, $77,490,000 of restricted cash and $3,675,000,000 of available borrowing capacity under our unsecured revolving credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Transactions
Capital  The following summarizes key capital transactions that occurred during the year ended December 31, 2021:
•In March 2021, we completed the issuance of $750,000,000 senior unsecured notes bearing interest at 2.80% with a maturity date of June 2031.
•In April 2021, we repaid our $339,128,000 of our 3.75% senior unsecured notes due March 2023, $334,624,000 of our 3.95% senior unsecured notes due September 2023, and $15,000,000 of our term loan due April 2022.
•In June 2021, we closed on a new $4,700,000,000 unsecured credit facility with improved pricing across our line of credit and terminated the existing unsecured credit facility. The credit facility includes $4,000,000,000 of revolving credit capacity at a borrowing rate of 77.5 basis points ("bps") over LIBOR, $500,000,000 of USD term loan capacity at a borrowing rate of 90.0 bps over LIBOR and $250,000,000 CAD term loan capacity at 90.0 bps over CDOR.
•In June 2021, we repaid the remaining $845,000,000 of our term loan due April 2022.
•In June 2021, we completed the issuance of $500,000,000 senior unsecured notes bearing interest at 2.05% with a maturity date of January 2029.
•In July 2021, we entered into an amended and restated ATM Program (as defined below) pursuant to which we may offer and sell up to $2,500,000,000 of common stock from time to time. During 2021, we sold 34,854,598 shares of common stock under our current and previous ATM Programs via forward sale agreements which are expected to generate gross proceeds of approximately $2,820,855,000, of which 29,667,348 shares have been settled resulting in $2,385,683,000 of gross proceeds during the year ended December 31, 2021.
•In November 2021, we completed the issuance of $500,000,000 senior unsecured notes bearing interest at 2.75% with a maturity date of January 2032.
•We extinguished $132,031,000 of secured debt at a blended average interest rate of 5.86% throughout 2021.
Investments The following summarizes property acquisitions and joint venture investments completed during the year ended December 31, 2021 (dollars in thousands):

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	151	$3,138,988	5.1%
Triple-net	35	898,167	6.1%
Outpatient Medical	19	403,458	5.5%
Totals	205	$4,440,613	5.2%
(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.
(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.

Dispositions The following summarizes property dispositions completed during the year ended December 31, 2021 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating	12	$118,590	$112,837	4.8%
Triple-net	51	625,478	486,369	7.2%
Outpatient Medical	11	326,254	229,660	5.3%
Totals	74	$1,070,322	$828,866	6.4%
(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by disposition proceeds.

Dividends Our Board of Directors declared a cash dividend for the quarter ended December 31, 2021 of $0.61 per share. On March 8, 2022, we will pay our 203rd consecutive quarterly dividend payment to stockholders of record on March 1, 2022.
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

	Year Ended December 31,
	2021	2020	2019
Net income	$374,479	$1,038,852	$1,330,410
Net income attributable to common stockholders	336,138	978,844	1,232,432
Funds from operations attributable to common stockholders	1,220,722	1,102,562	1,577,080
Consolidated net operating income	1,967,553	2,008,144	2,431,264
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and restricted cash. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Net debt to book capitalization ratio	42.2%	40.8%	46.3%
Net debt to undepreciated book capitalization ratio	34.9%	33.8%	39.2%
Net debt to market capitalization ratio	25.9%	29.6%	29.5%

Adjusted interest coverage ratio	3.89x	3.97x	4.14x
Adjusted fixed charge coverage ratio	3.43x	3.54x	3.78x
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

	December 31,(1)
	2021	2020	2019
Property mix:
Seniors Housing Operating	35%	38%	43%
Triple-net	43%	37%	38%
Outpatient Medical	22%	25%	19%

Relationship mix:
ProMedica	12%	11%	9%
Sunrise Senior Living(2)	10%	13%	14%
Revera(2)	5%	5%	6%
Avery Healthcare	4%	4%	3%
HC-One Group	3%	—%	—%
Remaining	66%	67%	68%

Geographic mix:
California	13%	14%	13%
United Kingdom	13%	10%	8%
Texas	8%	9%	8%
Canada	6%	6%	7%
New Jersey	6%	5%	7%
Remaining	54%	56%	57%
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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2021	2020	$	%	2019	$	%	$	%
Cash, cash equivalents and restricted cash at beginning of period	$2,021,043	$385,766	$1,635,277	424%	$316,129	$69,637	22%	$1,704,914	539%
Net cash provided from (used in):
Operating activities	1,275,325	1,364,756	(89,431)	-7%	1,535,968	(171,212)	-11%	(260,643)	-17%
Investing activities	(4,516,268)	2,347,928	(6,864,196)	n/a	(2,048,791)	4,396,719	n/a	(2,467,477)	120%
Financing activities	1,567,664	(2,080,858)	3,648,522	n/a	577,150	(2,658,008)	n/a	990,514	172%
Effect of foreign currency translation	(1,009)	3,451	(4,460)	n/a	5,310	(1,859)	-35%	(6,319)	n/a
Cash, cash equivalents and restricted cash at end of period	$346,755	$2,021,043	$(1,674,288)	-83%	$385,766	$1,635,277	424%	$(39,011)	-10%
Operating Activities The changes in net cash provided from operating activities are primarily attributable to declines in revenue as a result of decreased occupancy at our Seniors Housing Operating properties, straight-line receivable reserves related to Triple-net leases during the year ended December 31, 2021 and dispositions. Please see “Results of Operations” for discussion of net income fluctuations. For the years ended December 31, 2021, 2020 and 2019, cash flows from operations exceeded cash distributions to stockholders.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2021	2020	$	%	2019	$	%	$	%
New development	$417,963	$201,336	$216,627	108%	$323,488	$(122,152)	-38%	$94,475	29%
Recurring capital expenditures, tenant improvements and lease commissions	99,994	83,146	16,848	20%	136,535	(53,389)	-39%	(36,541)	-27%
Renovations, redevelopments and other capital improvements	182,594	161,843	20,751	13%	192,289	(30,446)	-16%	(9,695)	-5%
Total	$700,551	$446,325	$254,226	57%	$652,312	$(205,987)	-32%	$48,239	7%
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
In March 2021, we completed the issuance of $750,000,000 senior unsecured notes with a maturity date of June 2031. In June 2021, we completed the issuance of $500,000,000 senior unsecured notes with a maturity date of January 2029. Net proceeds from these debt issuances were used to redeem the remaining $339,128,000 of our 3.75% senior unsecured notes due 2023, $334,624,000 of our 3.95% senior unsecured notes due 2023, and $860,000,000 remaining on our term loan due April 2022. In June 2021, we closed on a new $4,700,000,000 unsecured credit facility. The credit facility includes $4,000,000,000 of revolving credit capacity. In November 2021, we completed the issuance of $500,000,000 senior unsecured notes with a maturity date of January 2032. As of December 31, 2021, we have total near-term available liquidity of approximately $4.0 billion.
Off-Balance Sheet Arrangements
At December 31, 2021, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 65%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At December 31, 2021, we had 15 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our consolidated financial statements for additional information.

Contractual Obligations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes our payment requirements under contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Unsecured credit facility and commercial paper(1)	$325,000	$325,000	$—	$—	$—
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	9,350,000	—	1,350,000	1,950,000	6,050,000
Canadian Dollar senior unsecured notes(2)	234,797	—	—	—	234,797
Pounds Sterling senior unsecured notes(2)	1,417,500	—	—	—	1,417,500
U.S. Dollar term credit facility	510,000	—	500,000	10,000	—
Canadian Dollar term credit facility(2)	195,664	—	195,664	—	—
Secured debt:(1,2)
Consolidated	2,202,312	582,884	733,426	267,754	618,248
Unconsolidated	1,247,746	149,218	291,969	546,525	260,034
Contractual interest obligations:(3)
Unsecured credit facility and commercial paper	65	65	—	—	—
Senior unsecured notes and term loans(2)	3,815,957	427,904	826,167	648,580	1,913,306
Consolidated secured debt(2)	245,383	61,444	78,218	48,135	57,586
Unconsolidated secured debt(2)	188,244	40,244	68,709	26,931	52,360
Finance lease liabilities(4)	210,857	8,698	71,634	3,354	127,171
Operating lease liabilities(4)	1,383,350	45,151	91,850	87,301	1,159,048
Purchase obligations(5)	1,378,920	826,122	534,849	5,533	12,416
Total contractual obligations	$22,705,795	$2,466,730	$4,742,486	$3,594,113	$11,902,466
(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Based on foreign currency exchange rates in effect as of balance sheet date.
(3) Based on variable interest rates in effect as of December 31, 2021.
(4) See Note 6 to our consolidated financial statements for additional information.
(5) See Note 13 to our consolidated financial statements for additional information.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2021, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On May 4, 2021, we filed with the Securities and Exchange Commission (the “SEC”) (1) an open-ended automatic or “universal” shelf registration statement on Form S-3 covering an indeterminate amount of future offerings of debt securities, common stock, preferred stock, depositary shares, warrants and units to replace our existing “universal” shelf registration statement filed with the SEC on May 17, 2018, and (2) a registration statement in connection with our enhanced dividend reinvestment plan (“DRIP”) under which we may issue up to 15,000,000 shares of common stock to replace our existing DRIP registration statement on Form S-3 filed with the SEC on May 17, 2018. As of February 4, 2022, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On July 30, 2021, we entered into (i) an amended and restated equity distribution agreement (the “EDA”) with each of Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Hancock Whitney Investment Services, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., Stifel, Nicolaus & Company, Incorporated, Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC relating to the offer and sale from time to time of up to $2,500,000,000 aggregate amount of our common stock and (ii) separate master forward sale confirmations with each of Bank of America, N.A., Bank of Montreal, The Bank of New York Mellon, Barclays Bank PLC, BNP Paribas, Citibank, N.A., Crédit Agricole Corporate and Investment Bank, Deutsche Bank AG, London Branch, Goldman Sachs & Co. LLC, Jefferies LLC, JPMorgan Chase Bank, National Association, KeyBanc Capital Markets Inc., Mizuho Markets Americas LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, Royal Bank of Canada, The Bank of Nova Scotia, The Toronto-Dominion Bank, Truist Bank, London Branch and Wells Fargo Bank, National Association (together with the EDA, the “ATM Program”), amending and restating the ATM Program entered into on May 4, 2021 to, among other amendments, increase the total amount of shares of common stock that may be offered and sold under the ATM Program from $2,000,000,000 to $2,500,000,000, which amount excludes shares the Company has previously sold pursuant to the prior program. The ATM Program also allows us to enter into forward sale agreements. As of February 4, 2022, we had $1,876,085,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 10,924,956 shares or approximately $930,610,000 with maturity dates in 2022. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses, and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI (SSNOI) and other supplemental measures include FFO and Adjusted EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations related to these supplemental measures.
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The following is a summary of our results of operations for the periods presented (dollars in thousands, except per share amounts):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2021	2020	Amount	%	2019	Amount	%	Amount	%
Net income	$374,479	$1,038,852	$(664,373)	-64%	$1,330,410	$(291,558)	-22%	$(955,931)	-72%
NICS	336,138	978,844	(642,706)	-66%	1,232,432	(253,588)	-21%	(896,294)	-73%
FFO	1,220,722	1,102,562	118,160	11%	1,577,080	(474,518)	-30%	(356,358)	-23%
Adjusted EBITDA	1,913,546	2,048,412	(134,866)	-7%	2,328,202	(279,790)	-12%	(414,656)	-18%
Consolidated NOI	1,967,553	2,008,144	(40,591)	-2%	2,431,264	(423,120)	-17%	(463,711)	-19%

Per share data (fully diluted):
Net income attributable to common stockholders (1)	$0.78	$2.33	$(1.55)	-67%	$3.05	$(0.72)	-24%	$(2.27)	-74%
Funds from operations attributable to common stockholders	$2.86	$2.64	$0.22	8%	$3.91	$(1.27)	-32%	$(1.05)	-27%

Adjusted interest coverage ratio	3.89x	3.97x	-0.08x	-2%	4.14x	-0.17x	-4%	-0.25x	-6%
Adjusted fixed charge coverage ratio	3.43x	3.54x	-0.11x	-3%	3.78x	-0.24x	-6%	-0.35x	-9%

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The following table represents the changes in outstanding common stock for the period from January 1, 2019 to December 31, 2021 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019	Totals
Beginning balance	$417,401	$410,257	$383,675	$383,675
Dividend reinvestment plan issuances	—	264	5,799	6,063
Preferred stock conversions	—	—	12,712	12,712
Option exercises	338	—	11	11
ATM Program issuances	29,667	6,800	7,856	44,323
Repurchase of common stock	—	(202)	—	(202)
Other, net	171	282	204	657
Ending balance	$447,239	$417,401	$410,257	$447,239

Weighted average number of shares outstanding:
Basic	424,976	415,451	401,845
Diluted	426,841	417,387	403,808
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
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's Share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2021	December 31, 2020	$	%	December 31, 2021	December 31, 2020	$	%
SSNOI(1)	$136,344	$144,197	$(7,853)	-5.4%	$543,755	$652,823	$(109,068)	-16.7%
(1) Relates to 489 properties for the QTD Pool and 477 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Seniors Housing Operating segment for the years presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2021	2020	$	%	2019	$	%	$	%
Revenues:
Resident fees and services	$3,197,223	$3,074,022	$123,201	4%	$3,448,175	$(374,153)	-11%	$(250,952)	-7%
Interest income	4,231	618	3,613	585%	36	582	n/a	4,195	n/a
Other income	11,796	7,223	4,573	63%	8,658	(1,435)	-17%	3,138	36%
Total revenues	3,213,250	3,081,863	131,387	4%	3,456,869	(375,006)	-11%	(243,619)	-7%
Property operating expenses	2,529,344	2,326,311	203,033	9%	2,417,349	(91,038)	-4%	111,995	5%
NOI(1)	683,906	755,552	(71,646)	-9%	1,039,520	(283,968)	-27%	(355,614)	-34%
Other expenses:									n/a
Depreciation and amortization	593,565	544,462	49,103	9%	553,189	(8,727)	-2%	40,376	7%
Interest expense	39,327	54,901	(15,574)	-28%	67,983	(13,082)	-19%	(28,656)	-42%
Loss (gain) on extinguishment of debt, net	(2,628)	12,659	(15,287)	-121%	1,614	11,045	684%	(4,242)	-263%
Provision for loan losses, net	394	671	(277)	-41%	—	671	n/a	394	n/a
Impairment of assets	22,317	100,741	(78,424)	-78%	2,145	98,596	n/a	20,172	940%
Other expenses	27,132	14,265	12,867	90%	26,348	(12,083)	-46%	784	3%
	680,107	727,699	(47,592)	-7%	651,279	76,420	12%	28,828	4%
Income (loss) from continuing operations before income taxes and other items	3,799	27,853	(24,054)	-86%	388,241	(360,388)	-93%	(384,442)	-99%
Income (loss) from unconsolidated entities	(39,225)	(33,857)	(5,368)	-16%	12,388	(46,245)	-373%	(51,613)	-417%
Gain (loss) on real estate dispositions, net	6,146	328,249	(322,103)	-98%	528,747	(200,498)	-38%	(522,601)	-99%
Income from continuing operations	(29,280)	322,245	(351,525)	-109%	929,376	(607,131)	-65%	(958,656)	-103%
Net income (loss)	(29,280)	322,245	(351,525)	-109%	929,376	(607,131)	-65%	(958,656)	-103%
Less: Net income (loss) attributable to noncontrolling interests	(2,224)	20,301	(22,525)	-111%	56,513	(36,212)	-64%	(58,737)	-104%
Net income (loss) attributable to common stockholders	$(27,056)	$301,944	$(329,000)	-109%	$872,863	$(570,919)	-65%	$(899,919)	-103%
 (1) See Non-GAAP Financial Measures below.
Resident fees and services and property operating expenses for the year ended December 31, 2021 increased compared to the prior year primarily due to acquisitions, including the acquisition of the Holiday Retirement portfolio on July 30, 2021 for a total purchase price of $1.6 billion. The increases were partially offset by decreases in spot occupancy across the portfolio due to the COVID-19 pandemic and property dispositions. Spot occupancy remains below pre-pandemic levels but has steadily increased in recent months, with 94% of communities open for new admissions and nearly all communities allowing visitors, in-person tours and communal dining and activities as of December 31, 2021. Rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. have resulted in a significant decrease in total resident case counts across the portfolio from peak levels in mid-January 2021, however, resident case counts have increased in December 2021 as a result of highly transmissible variants. As of December 31, 2021, occupancy has increased approximately 510 bps to 77.7% since the pandemic-low of 72.6% on March 12, 2021. Quarterly spot occupancy rates through December 31, 2021 are as follows:

	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Spot occupancy (1)	74.9%	72.9%	74.8%	76.9%	77.7%
Sequential occupancy change(2)		(1.9)%	1.9%	2.1%	0.7%
(1) Spot occupancy represents approximate month end occupancy at our share for 546 properties in operation as of December 31, 2020, including unconsolidated properties but excluding acquisitions, executed dispositions, development conversions and one property closed for redevelopment.
(2) Sequential occupancy changes are based on actual spot occupancy and may not recalculate due to rounding.
During the year ended December 31, 2021, the U.S. and U.K. portfolios reported spot occupancy gains of approximately 490 bps and 80 bps, respectively. Canada reported a spot occupancy decline of approximately 290 bps.
On March 27, 2020, the federal government enacted CARES Act to provide financial aid to individuals, businesses, and state and local governments. During the years ended December 31, 2021 and 2020, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. For the years ended December 31, 2021 and 2020 we recognized $97,933,000 and $31,927,000, respectively, of government grant income as a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income. Additionally, for the years ended December 31, 2021 and 2020, we recognized $4,642,000 and $3,014,000, respectively, of government grant income in other income. The amount of qualifying expenditures and lost revenue exceeded grant income recognized and the Company believes it has complied and will continue to comply with all grant conditions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio totaled $63,681,000 and $110,719,000 for the years ended December 31, 2021 and 2020, respectively. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies, net of reimbursements. Specifically in 2021, we incurred elevated labor expenses resulting from the increased utilization of contract labor due to the rise in occupancy and a challenging labor market.
During the year ended December 31, 2021, we recorded impairment charges of $22,317,000 related to two held for use properties in which the carrying value exceeded the estimated fair value. During the year ended December 31, 2020, we recorded impairment charges of $100,741,000 related to 15 held for sale or sold properties and six held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. During the year ended December 31, 2020, we recognized a gain on real estate disposition of $312,249,000 related to an 11 property U.S. portfolio.
Depreciation and amortization fluctuates as a result of acquisitions, disposition and transitions. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2021, we completed two Seniors Housing Operating construction projects representing $117,386,000 or $553,573 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects, excluding expansions, pending as of December 31, 2021 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Hendon, UK	102	$74,925	$68,823	1Q22
Barnet, UK	100	69,930	60,722	1Q22
Georgetown, TX	188	36,215	14,082	2Q22
New Rochelle, NY	72	42,669	13,186	3Q22
Sachse, TX	193	38,054	12,693	3Q22
Princeton, NJ	80	29,780	25,167	3Q22
Pflugerville, TX	196	39,500	10,543	4Q22
Denton, TX	65	20,194	5,245	4Q22
Berea, OH	120	14,934	10,714	4Q22
Painesville, OH	119	14,462	8,912	4Q22
Beaver, PA	116	14,184	7,706	4Q22
Lake Jackson, TX	130	32,020	3,726	2Q23
White Marsh, MD	188	78,610	7,620	3Q23
Weymouth, MA	165	77,545	10,188	3Q23
Miami Twp, OH	122	18,206	2,071	4Q23
Charlotte, NC	328	96,416	31,520	1Q24
Gaithersburg, MD	302	173,548	25,986	2Q24
Temple, TX	245	65,569	5,290	4Q24
Kyle, TX	225	62,700	4,457	1Q25
	3,056	$999,461	328,651
Boise, ID(1)			33,216
Brookhaven, GA(1)			10,439
Brookline, MA(1)			30,732
Columbus, OH(1)			13,170
Raleigh, NC(1)			3,508
Toronto, ON(1)			49,901
Washington, DC(1)			31,276
Wellesley, MA(1)			9,132
			$510,025

(1) Final units/beds, commitment amount and expected conversion date not yet known.
Interest expense represents secured debt interest expense, which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt. The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,706,189	3.05%	$2,115,037	3.54%	$1,810,587	3.87%
Debt issued	23,569	2.83%	62,055	2.55%	343,696	3.11%
Debt assumed	—	—%	—	—%	183,061	4.58%
Debt extinguished	(77,959)	6.14%	(441,208)	2.18%	(219,864)	4.28%
Debt transferred out	—	—%	—	—%	(12,072)	3.89%
Principal payments	(50,603)	3.03%	(48,498)	3.30%	(43,997)	3.45%
Foreign currency	(1,674)	2.67%	18,803	2.93%	53,626	3.33%
Ending balance	$1,599,522	2.81%	$1,706,189	3.05%	$2,115,037	3.54%

Monthly averages	$1,649,485	2.88%	$1,875,910	3.19%	$1,966,892	3.70%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The decrease compared to the year ended December 31, 2020 relates primarily to our partners' share of gains on real estate dispositions during that year.
Triple-net
The following is a summary of our SSNOI at Welltower's Share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2021	December 31, 2020	$	%	December 31, 2021	December 31, 2020	$	%
SSNOI(1)	$148,507	$144,131	$4,376	3.0%	$569,484	$570,796	$(1,312)	-0.2%
(1) Relates to 554 properties for the QTD Pool and 547 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Triple-net segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2021	2020	$	%	2019	$	%	$	%
Revenues:
Rental income	$761,441	$733,776	$27,665	4%	$903,798	$(170,022)	-19%	$(142,357)	-16%
Interest income	124,540	62,625	61,915	99%	62,599	26	—%	61,941	99%
Other income	4,603	4,903	(300)	-6%	6,246	(1,343)	-22%	(1,643)	-26%
Total revenues	890,584	801,304	89,280	11%	972,643	(171,339)	-18%	(82,059)	-8%
Property operating expenses	49,462	53,183	(3,721)	-7%	53,900	(717)	-1%	(4,438)	-8%
NOI(1)	841,122	748,121	93,001	12%	918,743	(170,622)	-19%	(77,621)	-8%
Other expenses:
Depreciation and amortization	220,699	232,604	(11,905)	-5%	232,626	(22)	—%	(11,927)	-5%
Interest expense	6,376	9,477	(3,101)	-33%	12,892	(3,415)	-26%	(6,516)	-51%
Loss (gain) on derivatives and financial instruments, net	(7,333)	11,049	(18,382)	-166%	(4,399)	15,448	351%	(2,934)	-67%
Provision for loan losses, net	10,339	90,563	(80,224)	-89%	18,690	71,873	385%	(8,351)	-45%
Impairment of assets	26,579	34,867	(8,288)	-24%	11,926	22,941	192%	14,653	123%
Other expenses	4,189	22,923	(18,734)	-82%	13,771	9,152	66%	(9,582)	-70%
	260,849	401,483	(140,634)	-35%	285,506	115,977	41%	(24,657)	-9%
Income from continuing operations before income taxes and other items	580,273	346,638	233,635	67%	633,237	(286,599)	-45%	(52,964)	-8%
Income (loss) from unconsolidated entities	20,687	18,462	2,225	12%	22,985	(4,523)	-20%	(2,298)	-10%
Gain (loss) on real estate dispositions, net	135,881	64,288	71,593	111%	218,322	(154,034)	-71%	(82,441)	-38%
Income from continuing operations	736,841	429,388	307,453	72%	874,544	(445,156)	-51%	(137,703)	-16%
Net income	736,841	429,388	307,453	72%	874,544	(445,156)	-51%	(137,703)	-16%
Less: Net income attributable to noncontrolling interests	35,653	39,985	(4,332)	-11%	36,271	3,714	10%	(618)	-2%
Net income attributable to common stockholders	$701,188	$389,403	$311,785	80%	$838,273	$(448,870)	-54%	$(137,085)	-16%
(1) See Non-GAAP Financial Measures below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Rental income has increased primarily due to the timing of the establishment of reserves for straight-line rent receivable balances relating to leases for which collection of substantially all contractual lease payments is no longer deemed probable. During the year ended December 31, 2021, we recorded reserves for previously recognized straight-line rent receivables of $49,241,000. During the year ended December 31, 2020, we recorded $146,508,000, which included $91,025,000 related to Genesis Healthcare ("Genesis") whom noted substantial doubt as to their ability to continue as a going concern.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended December 31, 2021, we had ten leases with rental rate increasers ranging from 2.00% to 5.94% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as described above with respect to our Seniors Housing Operating properties. However, long-term/post-acute facilities have generally experienced a higher degree of occupancy declines, which in some cases impacted the ability of our Triple-net operators to make contractual rent payments to us. However, many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and Provider Relief Fund. During the year ended December 31, 2021, we collected approximately 94% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant deferrals or rent concessions have been made. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable.
Depreciation and amortization fluctuate as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2021, we recognized a provision for loan losses under the current expected credit losses accounting standard, primarily related to the initial recognition of the £540 million of senior loan financings to affiliates of Safanad as part of the recapitalization of its investment in HC-One Group during the second quarter. The increase to interest income is primarily driven by interest recognized on this loan funding. Additionally, during the year ended December 31, 2020, we recognized a provision for loan losses of $90,563,000, of which $80,873,000 represents additional reserves as a result of the current collateral estimate related to the Genesis outstanding loans.
During the year ended December 31, 2021, we recorded impairment charges of $26,579,000 related to four held for sale or sold properties and two held for use properties. During the year ended December 31, 2020, we recorded impairment charges of $34,867,000 related to one held for sale and four held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
During the year ended December 31, 2021, we completed one Triple-net construction project representing $22,990,000 or $280,366 per unit. The following is a summary of our consolidated Triple-net construction projects, excluding expansions, pending as of December 31, 2021 (dollars in thousands):

Location	Units/Beds	Commitment		Balance	Est. Completion
Redhill, UK	76	$21,465		$18,347	1Q22
London, UK	82	43,559		22,981	2Q22
Wombourne, UK	66	16,200		10,422	4Q22
Leicester, UK	60	15,120		9,047	4Q22
Rugby, UK	76	20,673		8,487	4Q22
Raleigh, NC	191	154,256	48050000	48,050	2Q23
Total	551	$271,273		$117,334
During the year ended December 31, 2021, loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the Safanad/HC-One transaction that closed in the second quarter. In addition, the mark-to-market adjustment on our Genesis available-for-sale investment is reflected in all periods.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$123,652	4.91%	$306,038	3.60%	$288,386	3.63%
Debt transferred in	—	—%	—	—%	12,072	3.89%
Debt extinguished	(46,402)	5.43%	(176,875)	2.03%	—	—%
Principal payments	(4,679)	5.14%	(4,376)	5.16%	(4,017)	5.21%
Foreign currency	(35)	5.43%	(1,135)	2.97%	9,597	2.99%
Ending balance	$72,536	4.57%	$123,652	4.91%	$306,038	3.60%

Monthly averages	$117,966	4.90%	$215,796	3.85%	$294,080	3.63%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The increase in income from unconsolidated entities during the year ended December 31, 2021 is primarily related to the reserves established on straight-line rent receivable balances at unconsolidated Genesis entities in the prior year. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Outpatient Medical
The following is a summary of our SSNOI at Welltower Share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2021	December 31, 2020	$	%	December 31, 2021	December 31, 2020	$	%
SSNOI(1)	$101,599	$100,185	$1,414	1.4%	$386,411	$375,497	$10,914	2.9%

(1) Relates to 350 properties for the QTD Pool and 331 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2021	2020	$	%	2019	$	%	$	%
Revenues:
Rental income	$613,254	$709,584	$(96,330)	-14%	$684,602	$24,982	4%	$(71,348)	-10%
Interest income	8,792	5,913	2,879	49%	1,195	4,718	395%	7,597	636%
Other income	13,243	4,522	8,721	193%	2,031	2,491	123%	11,212	552%
Total revenues	635,289	720,019	(84,730)	-12%	687,828	32,191	5%	(52,539)	-8%
Property operating expenses	186,939	214,948	(28,009)	-13%	218,793	(3,845)	-2%	(31,854)	-15%
NOI(1)	448,350	505,071	(56,721)	-11%	469,035	36,036	8%	(20,685)	-4%
Other expenses:
Depreciation and amortization	223,302	261,371	(38,069)	-15%	241,258	20,113	8%	(17,956)	-7%
Interest expense	17,506	17,579	(73)	—%	13,411	4,168	31%	4,095	31%
Loss (gain) on extinguishment of debt, net	(4)	1,046	(1,050)	-100%	—	1,046	n/a	(4)	n/a
Provision for loan losses, net	(3,463)	3,202	(6,665)	-208%	—	3,202	n/a	(3,463)	n/a
Impairment of assets	2,211	—	2,211	n/a	14,062	(14,062)	-100%	(11,851)	-84%
Other expenses	2,523	8,218	(5,695)	-69%	1,788	6,430	360%	735	41%
	242,075	291,416	(49,341)	-17%	270,519	20,897	8%	(28,444)	-11%
Income from continuing operations before income taxes and other item	206,275	213,655	(7,380)	-3%	198,516	15,139	8%	7,759	4%
Income (loss) from unconsolidated entities	(4,395)	7,312	(11,707)	-160%	7,061	251	4%	(11,456)	-162%
Gain (loss) on real estate dispositions, net	93,348	695,918	(602,570)	-87%	972	694,946	n/a	92,376	n/a
Income from continuing operations	295,228	916,885	(621,657)	-68%	206,549	710,336	344%	88,679	43%
Net income (loss)	295,228	916,885	(621,657)	-68%	206,549	710,336	344%	88,679	43%
Less: Net income (loss) attributable to noncontrolling interests	4,916	(278)	5,194	n/a	5,194	(5,472)	-105%	(278)	-5%
Net income (loss) attributable to common stockholders	$290,312	$917,163	$(626,851)	-68%	$201,355	$715,808	355%	$88,957	44%
(1) See Non-GAAP Financial Measures below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Rental income has decreased due primarily to significant dispositions that closed during 2020. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended December 31, 2021, our consolidated Outpatient Medical portfolio signed 143,266 square feet of new leases and 203,285 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $36.65 per square foot and tenant improvement and lease commission costs of $51.78 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 10.0%.
We have collected virtually all rent due through the year ended December 31, 2021, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable.
The increase in interest income for the year ended December 31, 2021 is due primarily to a $178,207,000 first mortgage initiated in August 2020, which was subsequently repaid in full in June of 2021, resulting in the reversal of the previously established allowance for credit losses.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to the significant dispositions that occurred in 2020. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the year ended December 31, 2021, we recognized an impairment charge of $2,211,000 related to one held for sale property. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.
During the year ended December 31, 2021, we completed three Outpatient Medical construction projects representing $125,179,000 or $605 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects, excluding expansions, pending as of December 31, 2021 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Tyler, TX	85,214	$35,369	$14,534	4Q22
Stafford, TX	36,788	18,031	4,249	4Q22
Total	122,002	$53,400	$18,783
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$548,229	3.55%	$572,267	3.97%	$386,738	4.20%
Debt assumed	—	—%	—	—%	202,084	4.12%
Debt extinguished	(7,670)	5.64%	(14,205)	5.34%	(10,244)	5.75%
Principal payments	(10,305)	4.43%	(9,833)	4.60%	(6,311)	4.97%
Ending balance	$530,254	3.49%	$548,229	3.55%	$572,267	3.97%

Monthly averages	$540,947	3.52%	$562,017	3.72%	$397,756	4.15%
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
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2021	2020	$	%	2019	$	%	$	%
Revenues:
Other income	$2,992	$2,781	$211	8%	$3,966	$(1,185)	-30%	$(974)	-25%
Total revenues	2,992	2,781	211	8%	3,966	(1,185)	-30%	(974)	-25%
Property operating expenses	8,817	3,381	5,436	161%	—	3,381	n/a	8,817	n/a
NOI(1)	(5,825)	(600)	(5,225)	-871%	3,966	(4,566)	-115%	(9,791)	-247%
Other expenses:
Interest expense	426,644	432,431	(5,787)	-1%	461,273	(28,842)	-6%	(34,629)	-8%
General and administrative expenses	126,727	128,394	(1,667)	-1%	126,549	1,845	1%	178	—%
Loss (gain) on extinguishments of debt, net	52,506	33,344	19,162	57%	82,541	(49,197)	-60%	(30,035)	-36%
Other expenses	7,895	24,929	(17,034)	-68%	10,705	14,224	133%	(2,810)	-26%
Total expenses	613,772	619,098	(5,326)	-1%	681,068	(61,970)	-9%	(67,296)	-10%
Loss from continuing operations before income taxes and other items	(619,597)	(619,698)	101	—%	(677,102)	57,404	8%	57,505	8%
Income tax benefit (expense)	(8,713)	(9,968)	1,255	13%	(2,957)	(7,011)	-237%	(5,756)	-195%
Loss from continuing operations	(628,310)	(629,666)	1,356	—%	(680,059)	50,393	7%	51,749	8%
Net loss attributable to common stockholders	$(628,310)	$(629,666)	$1,356	—%	$(680,059)	$50,393	7%	$51,749	8%
(1) See Non-GAAP Financial Measures below.

Property operating expenses represent insurance costs related to our captive insurance company formed as of July 1, 2020, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2021	2020	$	%	2019	$	%	$	%
Senior unsecured notes	$401,247	$400,014	$1,233	—%	$402,133	$(2,119)	-1%	$(886)	—%
Unsecured credit facility and commercial paper program	6,759	15,313	(8,554)	-56%	43,861	(28,548)	-65%	(37,102)	-85%
Loan expense	18,638	17,104	1,534	9%	15,279	1,825	12%	3,359	22%
Totals	$426,644	$432,431	$(5,787)	-1%	$461,273	$(28,842)	-6%	$(34,629)	-8%
The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 to the consolidated financial statements for additional information. The change in interest expense on our unsecured revolving credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 of our consolidated financial statements for additional information. Loan expenses represent the amortization of costs incurred in connection with senior unsecured notes issuances. The loss on extinguishment recognized during the year ended December 31, 2021 is due primarily to the early extinguishment of $339,128,000 of our 3.75% senior unsecured notes due March 2023 and $334,624,000 of our 3.95% senior unsecured notes due September 2023. The loss on extinguishment recognized during the year ended December 31, 2020 is due primarily to the early extinguishment of $160,872,000 of our 3.75% senior unsecured notes due March 2023 and $265,376,000 of our 3.95% senior unsecured notes due September 2023.
General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2021, 2020 and 2019 were 2.67%, 2.79% and 2.47%, respectively. Other expenses for all years include severance-related costs associated with the departure of certain executive officers and key employees. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.
Other
Non-GAAP Financial Measures
We believe that net income and net income attributable to common stockholders, as defined by U.S. GAAP, are the most appropriate earnings measurements. However, we consider FFO, NOI, SSNOI, EBITDA and Adjusted EBITDA to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
be insufficient. In response, the National Association of Real Estate Investment Trusts (“NAREIT”) created funds from operations attributable to common stockholders (“FFO”) as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means NICS, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.
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
EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding unconsolidated entities and including adjustments for stock-based compensation expense, provision for loan losses, gains/losses on extinguishment of debt, gains/loss/impairments on properties, gains/losses on derivatives and financial instruments, other expenses, other impairment charges and other adjustments as deemed appropriate. We believe that EBITDA and Adjusted EBITDA, along with net income, are important supplemental measures because they provide additional information to assess and evaluate the performance of our operations. We primarily use these measures to determine our interest coverage ratio, which represents EBITDA and Adjusted EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA and Adjusted EBITDA divided by fixed charges. Fixed charges include total interest and secured debt principal amortization. Covenants in our unsecured senior notes and primary credit facility contain financial ratios based on a definition of EBITDA and Adjusted EBITDA that is specific to those agreements. Our leverage ratios are defined as the proportion of net debt to total capitalization and include book capitalization, undepreciated book capitalization and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt, excluding operating lease liabilities, less cash and cash equivalents and restricted cash), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock.
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

	Year Ended December 31,
FFO Reconciliation:	2021	2020	2019
Net income attributable to common stockholders	$336,138	$978,844	$1,232,432
Depreciation and amortization	1,037,566	1,038,437	1,027,073
Impairment of assets	51,107	135,608	28,133
Loss (gain) on real estate dispositions, net	(235,375)	(1,088,455)	(748,041)
Noncontrolling interests	(54,190)	(23,968)	(20,197)
Unconsolidated entities	85,476	62,096	57,680
Funds from operations attributable to common stockholders	$1,220,722	$1,102,562	$1,577,080

Average diluted shares outstanding:	426,841	417,387	403,808

Per diluted share data:
Net income attributable to common stockholders(1)	$0.78	$2.33	$3.05
Funds from operations attributable to common stockholders	$2.86	$2.64	$3.91

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

The following tables reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the years presented. Dollar amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2021	2020	2019
Net income (loss)	$374,479	$1,038,852	$1,330,410
Loss (gain) on real estate dispositions, net	(235,375)	(1,088,455)	(748,041)
Loss (income) from unconsolidated entities	22,933	8,083	(42,434)
Income tax expense (benefit)	8,713	9,968	2,957
Other expenses	41,739	70,335	52,612
Impairment of assets	51,107	135,608	28,133
Provision for loan losses, net	7,270	94,436	18,690
Loss (gain) on extinguishment of debt, net	49,874	47,049	84,155
Loss (gain) on derivatives and financial instruments, net	(7,333)	11,049	(4,399)
General and administrative expenses	126,727	128,394	126,549
Depreciation and amortization	1,037,566	1,038,437	1,027,073
Interest expense	489,853	514,388	555,559
Consolidated net operating income (NOI)	$1,967,553	$2,008,144	$2,431,264

NOI by segment:
Seniors Housing Operating	$683,906	$755,552	$1,039,520
Triple-net	841,122	748,121	918,743
Outpatient Medical	448,350	505,071	469,035
Non-segment/corporate	(5,825)	(600)	3,966
Total NOI	$1,967,553	$2,008,144	$2,431,264

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarterly NOI by Segment:
(in thousands)	Three Months Ended								Year Ended
	March 31,		June 30,		September 30,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Seniors Housing Operating:
Total revenues	$726,402	$851,128	$742,549	$773,650	$839,519	$742,065	$904,780	$715,020	$3,213,250	$3,081,863
Property operating expenses	555,968	607,871	582,361	595,513	666,610	567,704	724,405	555,223	2,529,344	2,326,311
Consolidated NOI	$170,434	$243,257	$160,188	$178,137	$172,909	$174,361	$180,375	$159,797	$683,906	$755,552

Triple-net:
Total revenues	$168,482	$207,729	$238,941	$233,619	$239,985	$120,928	$243,176	$239,028	$890,584	$801,304
Property operating expenses	12,841	13,302	12,627	13,563	11,664	12,567	12,330	13,751	49,462	53,183
Consolidated NOI	$155,641	$194,427	$226,314	$220,056	$228,321	$108,361	$230,846	$225,277	$841,122	$748,121

Outpatient Medical:
Total revenues	$156,223	$199,329	$159,072	$180,831	$159,503	$172,704	$160,491	$167,155	$635,289	$720,019
Property operating expenses	46,863	60,608	45,495	51,688	48,072	52,728	46,509	49,924	186,939	214,948
Consolidated NOI	$109,360	$138,721	$113,577	$129,143	$111,431	$119,976	$113,982	$117,231	$448,350	$505,071

Corporate:
Total revenues	$955	$416	$430	$375	$790	$1,177	$817	$813	$2,992	$2,781
Property operating expenses	1,654	—	2,174	—	3,054	1,718	1,935	1,663	8,817	3,381
Consolidated NOI	$(699)	$416	$(1,744)	$375	$(2,264)	$(541)	$(1,118)	$(850)	$(5,825)	$(600)

The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	721	624	306	1,651	721	624	306	1,651
Unconsolidated properties	92	39	79	210	92	39	79	210
Total properties	813	663	385	1,861	813	663	385	1,861
Recent acquisitions/development conversions(1)	(183)	(48)	(23)	(254)	(193)	(50)	(42)	(285)
Under development	(35)	(5)	(3)	(43)	(35)	(5)	(3)	(43)
Under redevelopment(2)	(2)	(1)	(2)	(5)	(3)	(1)	(2)	(6)
Current held for sale	(2)	(14)	(1)	(17)	(2)	(14)	(1)	(17)
Land parcels, loans and subleases	(18)	(19)	(6)	(43)	(18)	(19)	(6)	(43)
Transitions(3)	(82)	(20)	—	(102)	(83)	(25)	—	(108)
Other(4)	(2)	(2)	—	(4)	(2)	(2)	—	(4)
Same store properties	489	554	350	1,393	477	547	331	1,355

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

	QTD Pool		YTD Pool
	Three Months Ended		Twelve Months Ended
SSNOI Reconciliations:	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Seniors Housing Operating:
Consolidated NOI	$180,375	$159,797	$683,906	$755,552
NOI attributable to unconsolidated investments	10,713	13,182	44,470	53,736
NOI attributable to noncontrolling interests	(12,125)	(9,405)	(59,602)	(49,070)
Non-cash NOI attributable to same store properties	(35)	(381)	11,266	(3,390)
NOI attributable to non-same store properties	(42,733)	(20,058)	(135,437)	(109,345)
Currency and ownership adjustments (1)	149	1,062	(848)	5,340
SSNOI at Welltower Share	136,344	144,197	543,755	652,823

Triple-net:
Consolidated NOI	230,846	225,277	841,122	748,121
NOI attributable to unconsolidated investments	4,893	4,818	19,559	13,796
NOI attributable to noncontrolling interests	(13,600)	(14,563)	(48,874)	(58,245)
Non-cash NOI attributable to same store properties	(6,854)	(10,176)	15,778	(16,453)
NOI attributable to non-same store properties	(67,192)	(62,498)	(258,800)	(122,851)
Currency and ownership adjustments (1)	414	1,273	699	6,428
SSNOI at Welltower Share	148,507	144,131	569,484	570,796

Outpatient Medical:
Consolidated NOI	113,982	117,231	448,350	505,071
NOI attributable to unconsolidated investments	4,682	3,609	18,998	10,139
NOI attributable to noncontrolling interests	(4,896)	(4,392)	(17,168)	(15,070)
Non-cash NOI attributable to same store properties	(2,483)	(3,092)	(8,140)	(12,392)
NOI attributable to non-same store properties	(9,446)	(7,476)	(54,490)	(68,633)
Currency and ownership adjustments (1)	(240)	(5,695)	(1,139)	(43,618)
SSNOI at Welltower Share	101,599	100,185	386,411	375,497

SSNOI at Welltower Share:
Seniors Housing Operating	136,344	144,197	543,755	652,823
Triple-net	148,507	144,131	569,484	570,796
Outpatient Medical	101,599	100,185	386,411	375,497
Total	$386,450	$388,513	$1,499,650	$1,599,116

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

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2021	2020	2019
Net income (loss)	$374,479	$1,038,852	$1,330,410
Interest expense	489,853	514,388	555,559
Income tax expense (benefit)	8,713	9,968	2,957
Depreciation and amortization	1,037,566	1,038,437	1,027,073
EBITDA	1,910,611	2,601,645	2,915,999
Loss (income) from unconsolidated entities	22,933	8,083	(42,434)
Stock-based compensation expense(1)	17,812	28,318	25,047
Loss (gain) on extinguishment of debt, net	49,874	47,049	84,155
Loss (gain) on real estate dispositions, net	(235,375)	(1,088,455)	(748,041)
Impairment of assets	51,107	135,608	28,133
Provision for loan losses, net	7,270	94,436	18,690
Loss (gain) on derivatives and financial instruments, net	(7,333)	11,049	(4,399)
Other expenses(1)	40,860	64,171	51,052
Leasehold interest adjustment (2)	760	—	—
Casualty losses, net of recoveries (3)	5,786	—	—
Other impairment (4)	49,241	146,508	—
Adjusted EBITDA	$1,913,546	$2,048,412	$2,328,202

Adjusted Interest Coverage Ratio:
Interest expense	$489,853	$514,388	$555,559
Capitalized interest	19,352	17,472	15,272
Non-cash interest expense	(17,506)	(15,751)	(8,645)
Total interest	491,699	516,109	562,186
Adjusted EBITDA	$1,913,546	$2,048,412	$2,328,202
Adjusted interest coverage ratio	3.89x	3.97x	4.14x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$491,699	$516,109	$562,186
Secured debt principal payments	65,587	62,707	54,325
Total fixed charges	557,286	578,816	616,511
Adjusted EBITDA	$1,913,546	$2,048,412	$2,328,202
Adjusted fixed charge coverage ratio	3.43x	3.54x	3.78x
(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.
(2) Represents $27,988,000 of revenue and $28,748,000 of property operating expenses associated with a leasehold portfolio interest relating to 26 properties assumed by a wholly-owned affiliate in conjunction with the Holiday Retirement transaction. Subsequent to the initial transaction, we purchased eight of the leased properties and one of the properties was sold by the landlord and removed from the lease. No rent will be paid in excess of net cash flow relating to the leasehold properties and therefore, the net impact has been excluded from Adjusted EBITDA.
(3) Represents casualty losses, net of any insurance recoveries.
(4) Represents reserve for straight-line rent receivables balances relating to leases placed on cash recognition.

Our leverage ratios include book capitalization, undepreciated book capitalization and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt less cash and cash equivalents and restricted cash), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock. Our leverage ratios are defined as the proportion of net debt to total capitalization. The table below reflects the reconciliation of our leverage ratios to our balance sheets for the periods presented. Amounts are in thousands, except share price.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2021	2020	2019
Book capitalization:
Unsecured credit facility and commercial paper	$324,935	$—	$1,587,597
Long-term debt obligations(1)	13,917,702	13,905,822	13,436,365
Cash and cash equivalents and restricted cash	(346,755)	(2,021,043)	(385,766)
Total net debt	13,895,882	11,884,779	14,638,196
Total equity and noncontrolling interests(2)	18,997,873	17,225,062	16,982,504
Book capitalization	$32,893,755	$29,109,841	$31,620,700
Net debt to book capitalization ratio	42.2%	40.8%	46.3%

Undepreciated book capitalization:
Total net debt	$13,895,882	$11,884,779	$14,638,196
Accumulated depreciation and amortization	6,910,114	6,104,297	5,715,459
Total equity and noncontrolling interests(2)	18,997,873	17,225,062	16,982,504
Undepreciated book capitalization	$39,803,869	$35,214,138	$37,336,159
Net debt to undepreciated book capitalization ratio	34.9%	33.8%	39.2%

Market capitalization:
Common shares outstanding	447,239	417,401	410,257
Period end share price	$85.77	$64.62	$81.78
Common equity market capitalization	$38,359,689	$26,972,453	$33,550,817
Total net debt	13,895,882	11,884,779	14,638,196
Noncontrolling interests(2)	1,361,872	1,252,343	1,442,060
Market capitalization:	$53,617,443	$40,109,575	$49,631,073
Net debt to market capitalization ratio	25.9%	29.6%	29.5%
(1) Amounts include senior unsecured notes, secured debt and lease liabilities related to finance leases, as reflected on our Consolidated Balance Sheets. Operating lease liabilities related to the ASC 842 adoption are excluded.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests as reflected on our Consolidated Balance Sheets.
Critical Accounting Policies & Estimates
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
Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to our consolidated financial statements for further information on significant accounting policies that impact us and for the impact of new accounting standards, including accounting pronouncements that were issued but not yet adopted by us.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents information about our critical accounting policies and estimates:

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

At December 31, 2021, our net real property owned was approximately $30,695,633,000. During the year ended December 31, 2021, we recorded impairment charges of $19,567,000 related to four Triple-net properties and one Outpatient Medical property which were disposed of or classified as held for sale for which the carrying values exceeded the fair values. Additionally, we recorded $31,540,000 of impairment charges related to two Seniors Housing Operating properties and two Triple-net properties that were held for use in which the carrying values exceeded the estimated fair values.
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

During the year ended December 31, 2021, we completed $4,084,174,000 of real estate acquisitions. These transactions were accounted for as asset acquisitions and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed.

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

During the year ended December 31, 2021, we recognized provision for loan losses of $7,270,000 based on our historical loss experience.

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

	December 31, 2021		December 31, 2020
	Principal balance	Change in fair value	Principal balance	Change in fair value
Senior unsecured notes	$11,002,297	$(1,059,031)	$9,943,501	$(761,581)
Secured debt	1,490,708	(44,222)	1,702,196	(57,756)
Totals	$12,493,005	$(1,103,253)	$11,645,697	$(819,337)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At December 31, 2021, we had $1,742,268,000 outstanding related to our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $17,423,000. At December 31, 2020, we had $2,241,909,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $22,420,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the year ended December 31, 2021, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $11,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	December 31, 2021		December 31, 2020
	Carrying value	Change in fair value	Carrying value	Change in fair value
Foreign currency exchange contracts	$32,280	$19,740	$61,851	$12,731
Debt designated as hedges	1,613,164	16,132	1,630,542	16,305
Totals	$1,645,444	$35,872	$1,692,393	$29,036

Item 8.  Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Welltower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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
    Impairment of Real Property
Description of the Matter    At December 31, 2021, the Company’s net real property owned was approximately $30.7 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews its real property quarterly on a property-by-property basis to determine if facts and circumstances suggest that the real property may be impaired. If the undiscounted cash flows indicate that the real property will not be recoverable, the carrying value of the real property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.
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

HowWeAddressed the
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

    Real Estate Acquisitions
Description of the Matter    During the year ended December 31, 2021, the Company completed approximately $4.1 billion of real estate acquisitions. As disclosed in Note 3 of the consolidated financial statements, the total purchase price for all properties acquired has been allocated to the related real estate acquired (tangible assets and identifiable intangible assets and liabilities) based upon their relative fair values.
Auditing the fair values allocated by management to the real estate acquired was complex because the fair value estimates were sensitive to significant assumptions, including comparable land sales, capitalization rates, discount rates, market rental rates and property operating data, which can be impacted by expectations about future market or economic conditions.

HowWeAddressed the
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
Toledo, Ohio
February 16, 2022

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	December 31, 2021	December 31, 2020
Assets
Real estate investments:
Real property owned:
Land and land improvements	$3,968,430	$3,440,650
Buildings and improvements	31,062,203	28,024,971
Acquired lease intangibles	1,789,628	1,500,030
Real property held for sale, net of accumulated depreciation	134,097	216,613
Construction in progress	651,389	487,742
Less accumulated depreciation and amortization	(6,910,114)	(6,104,297)
Net real property owned	30,695,633	27,565,709
Right of use assets, net	522,796	465,866
Real estate loans receivable, net of credit allowance	1,068,681	443,372
Net real estate investments	32,287,110	28,474,947
Other assets:
Investments in unconsolidated entities	1,039,043	946,234
Goodwill	68,321	68,321
Cash and cash equivalents	269,265	1,545,046
Restricted cash	77,490	475,997
Straight-line rent receivable	365,643	344,066
Receivables and other assets	803,453	629,031
Total other assets	2,623,215	4,008,695
Total assets	$34,910,325	$32,483,642

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$324,935	$—
Senior unsecured notes	11,613,758	11,420,790
Secured debt	2,192,261	2,377,930
Lease liabilities	545,944	418,266
Accrued expenses and other liabilities	1,235,554	1,041,594
Total liabilities	15,912,452	15,258,580

Redeemable noncontrolling interests	401,294	343,490

Equity:
Common stock	448,605	418,691
Capital in excess of par value	23,133,641	20,823,145
Treasury stock	(107,750)	(104,490)
Cumulative net income	8,663,736	8,327,598
Cumulative dividends	(14,380,915)	(13,343,721)
Accumulated other comprehensive income (loss)	(121,316)	(148,504)
Total Welltower Inc. stockholders’ equity	17,636,001	15,972,719
Noncontrolling interests	960,578	908,853
Total equity	18,596,579	16,881,572
Total liabilities and equity	$34,910,325	$32,483,642
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Resident fees and services	$3,197,223	$3,074,022	$3,448,175
Rental income	1,374,695	1,443,360	1,588,400
Interest income	137,563	69,156	63,830
Other income	32,634	19,429	20,901
Total revenues	4,742,115	4,605,967	5,121,306
Expenses:
Property operating expenses	2,774,562	2,597,823	2,690,042
Depreciation and amortization	1,037,566	1,038,437	1,027,073
Interest expense	489,853	514,388	555,559
General and administrative expenses	126,727	128,394	126,549
Loss (gain) on derivatives and financial instruments, net	(7,333)	11,049	(4,399)
Loss (gain) on extinguishment of debt, net	49,874	47,049	84,155
Provision for loan losses	7,270	94,436	18,690
Impairment of assets	51,107	135,608	28,133
Other expenses	41,739	70,335	52,612
Total expenses	4,571,365	4,637,519	4,578,414

Income (loss) from continuing operations before income taxes and other items	170,750	(31,552)	542,892
Income tax (expense) benefit	(8,713)	(9,968)	(2,957)
Income (loss) from unconsolidated entities	(22,933)	(8,083)	42,434
Gain (loss) on real estate dispositions, net	235,375	1,088,455	748,041
Income (loss) from continuing operations	374,479	1,038,852	1,330,410

Net income	374,479	1,038,852	1,330,410
Less: Net income (loss) attributable to noncontrolling interests(1)	38,341	60,008	97,978
Net income (loss) attributable to common stockholders	$336,138	$978,844	$1,232,432

Weighted average number of common shares outstanding:
Basic	424,976	415,451	401,845
Diluted	426,841	417,387	403,808

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.88	$2.50	$3.31
Net income (loss) attributable to common stockholders	$0.79	$2.36	$3.07

Diluted:
Income (loss) from continuing operations	$0.88	$2.49	$3.29
Net income (loss) attributable to common stockholders(2)	$0.78	$2.33	$3.05
(1) Includes amounts attributable to redeemable noncontrolling interests
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$374,479	$1,038,852	$1,330,410

Other comprehensive income (loss):
Unrecognized actuarial gain (loss)	—	—	540
Foreign currency translation gain (loss)	(52,826)	103,612	161,915
Derivative and financial instruments designated as hedges gain (loss)	79,702	(134,369)	(131,120)
Total other comprehensive income (loss)	26,876	(30,757)	31,335

Total comprehensive income (loss)	401,355	1,008,095	1,361,745
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	38,029	65,598	111,701
Total comprehensive income (loss) attributable to common stockholders	$363,326	$942,497	$1,250,044
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY
WELLTOWER INC. AND SUBSIDIARIES

(in thousands)	Preferred Stock	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2018	$718,498	$384,465	$18,424,662	$(68,499)	$6,121,534	$(10,818,557)	$(129,769)	$954,265	$15,586,599
Comprehensive income:
Net income (loss)					1,232,432			67,365	1,299,797
Other comprehensive income (loss)							17,612	13,440	31,052
Total comprehensive income									1,330,849
Net change in noncontrolling interests			3,583					(68,887)	(65,304)
Amounts related to stock incentive plans, net of forfeitures		162	25,163	(10,456)					14,869
Net proceeds from issuance of common stock		13,666	1,030,925						1,044,591
Conversion of preferred stock	(718,498)	12,712	705,786						—
Dividends paid:
Common stock dividends						(1,404,977)			(1,404,977)
Balances at December 31, 2019	—	411,005	20,190,119	(78,955)	7,353,966	(12,223,534)	(112,157)	966,183	16,506,627
Cumulative change in accounting principle (Note 2)					(5,212)				(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	—	411,005	20,190,119	(78,955)	7,348,754	(12,223,534)	(112,157)	966,183	16,501,415
Comprehensive income:
Net income (loss)					978,844			98,910	1,077,754
Other comprehensive income (loss)							(36,347)	5,493	(30,854)
Total comprehensive income									1,046,900
Net change in noncontrolling interests			18,158					(161,733)	(143,575)
Amounts related to stock incentive plans, net of forfeitures		622	27,666	(17,879)					10,409
Net proceeds from issuance of common stock		7,064	587,202						594,266
Conversion of preferred stock				(7,656)					(7,656)
Dividends paid:
Common stock dividends						(1,120,187)			(1,120,187)
Balances at December 31, 2020	—	418,691	20,823,145	(104,490)	8,327,598	(13,343,721)	(148,504)	908,853	16,881,572
Comprehensive income:
Net income (loss)					336,138			36,795	372,933
Other comprehensive income (loss)							27,188	(366)	26,822
Total comprehensive income									399,755
Net change in noncontrolling interests			(23,743)					15,296	(8,447)
Amounts related to stock incentive plans, net of forfeitures		246	18,087	(3,260)					15,073
Net proceeds from issuance of common stock		29,668	2,316,152						2,345,820
Dividends paid:
Common stock dividends						(1,037,194)			(1,037,194)
Balances at December 31, 2021	$—	$448,605	$23,133,641	$(107,750)	$8,663,736	$(14,380,915)	$(121,316)	$960,578	$18,596,579
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$374,479	$1,038,852	$1,330,410
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,037,566	1,038,437	1,027,073
Other amortization expenses	19,148	13,213	16,827
Provision for loan losses	7,270	94,436	18,690
Impairment of assets	51,107	135,608	28,133
Stock-based compensation expense	17,812	28,318	25,047
Loss (gain) on derivatives and financial instruments, net	(7,333)	11,049	(4,399)
Loss (gain) on extinguishment of debt, net	49,874	47,049	84,155
Loss (income) from unconsolidated entities	22,933	8,083	(42,434)
Rental income less than (in excess of) cash received	(30,820)	60,254	(106,331)
Amortization related to above (below) market leases, net	(3,536)	(1,870)	(676)
Loss (gain) on real estate dispositions, net	(235,375)	(1,088,455)	(748,041)
Distributions by unconsolidated entities	16,763	11,601	—
Increase (decrease) in accrued expenses and other liabilities	77,554	22,764	(29,068)
Decrease (increase) in receivables and other assets	(122,117)	(54,583)	(63,418)
Net cash provided from (used in) operating activities	1,275,325	1,364,756	1,535,968

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(4,084,174)	(903,756)	(3,959,683)
Cash disbursed for capital improvements to existing properties	(282,588)	(244,989)	(328,824)
Cash disbursed for construction in progress	(417,963)	(201,336)	(323,488)
Capitalized interest	(19,352)	(17,472)	(15,272)
Investment in loans receivable	(997,449)	(247,543)	(119,699)
Principal collected on loans receivable	343,260	31,548	127,706
Other investments, net of payments	(26,595)	7,726	(8,282)
Contributions to unconsolidated entities	(396,020)	(411,154)	(279,631)
Distributions by unconsolidated entities	286,772	48,195	216,231
Proceeds from (payments on) derivatives	7,519	(13,319)	(8,499)
Proceeds from sales of real property	1,070,322	4,300,028	2,650,650
Net cash provided from (used in) investing activities	(4,516,268)	2,347,928	(2,048,791)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	324,935	(1,587,597)	440,597
Proceeds from issuance of senior unsecured notes	1,703,626	1,588,549	3,974,559
Payments to extinguish senior unsecured notes	(1,533,752)	(566,248)	(3,335,290)
Net proceeds from the issuance of secured debt	23,569	62,055	343,696
Payments on secured debt	(197,618)	(694,995)	(284,433)
Net proceeds from the issuance of common stock	2,348,201	595,313	1,056,125
Repurchase of common stock	—	(7,656)	—
Payments for deferred financing costs and prepayment penalties	(73,735)	(39,087)	(84,142)
Contributions by noncontrolling interests(1)	156,318	44,023	55,365
Distributions to noncontrolling interests(1)	(138,756)	(333,489)	(172,940)
Cash distributions to stockholders	(1,035,906)	(1,119,232)	(1,400,712)
Other financing activities	(9,218)	(22,494)	(15,675)
Net cash provided from (used in) financing activities	1,567,664	(2,080,858)	577,150
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(1,009)	3,451	5,310
Increase (decrease) in cash, cash equivalents and restricted cash	(1,674,288)	1,635,277	69,637
Cash, cash equivalents and restricted cash at beginning of period	2,021,043	385,766	316,129
Cash, cash equivalents and restricted cash at end of period	$346,755	$2,021,043	$385,766

Supplemental cash flow information:
Interest paid	$492,742	$508,454	$574,536
Income taxes paid (received)	(4,812)	13,671	14,338
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Welltower Inc., (the "Company") an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience. Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing and post-acute communities and outpatient medical properties.
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
For our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and generally is recognized monthly as services are provided. Agreements with residents generally have varying terms and are cancellable by the resident with 30 days’ notice. Management contracts are present in some of our joint venture agreements to provide asset and property management, leasing, marketing and other services.
Our Seniors Housing Operating segment contains continuing care retirement communities which operate as entrance fee communities. The entrance fee communities offer different contracts which vary in terms of how much of the entrance fee is considered to be refundable upon move-out, temporarily refundable until a period of time has passed, or nonrefundable. Refundable entrance fees are recorded as a payable within the accrued expenses and other liabilities line item of our Consolidated Balance Sheets. Nonrefundable entrance fees are recorded as deferred revenue within the same line item and are recognized into revenue over the estimated remaining stay of the resident. We use a third party actuarial expert to determine the estimated remaining stay of each resident based on demographic data.
Interest income on loans is recognized as earned based upon the principal amount outstanding, subject to an evaluation of collectability risk.
We recognize gains on the disposition of real estate when the recognition criteria have been met, generally at the time the risks and rewards and title have transferred and we no longer have substantial continuing involvement with the real estate sold. We recognize losses from disposition of real estate when known.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Redeemable Noncontrolling Interests
Certain noncontrolling interests are redeemable at fair value. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. If the interests are redeemable in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately five years. In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, on the balance sheet. At December 31, 2021, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $401,294,000 by $40,212,000.
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

WELLTOWER INC. AND SUBSIDIARIES
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
Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the membership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Accounts payable	$174,799	$101,592
Accrued interest	111,157	112,202
Other accrued expenses	238,931	193,631
Unearned revenues	307,316	115,411
Taxes payable	117,013	99,916
Other liabilities	286,338	418,842
Total	$1,235,554	$1,041,594
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our Seniors Housing Operating revenues are dependent on occupancy. Spot occupancy has steadily increased in recent months, with 94% (unaudited) of communities open for new admissions and nearly all communities allowing visitors, in-person tours and communal dining and activities as of December 31, 2021. Rapid distribution and a high acceptance rate of COVID-19 vaccinations by residents within assisted living and memory care facilities in the U.S. and U.K. have resulted in a significant decrease in total resident case counts across the portfolio from peak levels in mid-January 2021, however, resident case counts have increased in December 2021 as a result of highly transmissible variants. As of December 31, 2021, occupancy has increased approximately 510 basis points ("bps") to 77.7% since the pandemic-low of 72.6% on March 12, 2021 (unaudited). Quarterly spot occupancy rates through December 31, 2021 are as follows (unaudited):

	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Spot occupancy (1)	74.9%	72.9%	74.8%	76.9%	77.7%
Sequential occupancy change (2)		(1.9)%	1.9%	2.1%	0.7%
(1) Spot occupancy represents approximate month end occupancy at our share for 546 properties in operation as of December 31, 2020, including unconsolidated properties but excluding acquisitions, executed dispositions, development conversions since this date as well as one property closed for redevelopment.
(2) Sequential occupancy changes are based on actual spot occupancy and may not recalculate due to rounding.

During the year ended December 31, 2021, the U.S. and U.K. portfolios reported spot occupancy gains of approximately 490 bps and 80 bps, respectively. Canada reported a spot occupancy gain of approximately 290 bps (unaudited).
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the twelve months ended December 31, 2021 and 2020, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. Additionally, grants are recognized over the periods in which the Company recognizes the increased expenses and lost revenue the grants are intended to defray. For the years ended December 31, 2021 and 2020 we recognized $97,933,000 and $31,927,000, respectively, of government grant income as a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income. Additionally, for the years ended December 31, 2021 and 2020, we recognized $4,642,000 and $3,014,000, respectively, of government grant income in other income in our Consolidated Statements of Comprehensive Income. The amount of qualifying expenditures and lost revenue exceeded grant income recognized and we believe we have complied and will continue to comply with all grant conditions.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio totaled $63,681,000 and $110,719,000 for the years ended December 31, 2021 and 2020, respectively. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.
Our Triple-net operators have experienced similar occupancy declines and operating costs as described above with respect to our Seniors Housing Operating properties. Additionally, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and Provider Relief Fund.
During the year ended December 31, 2021, we collected approximately 94% of rent due from operators under Triple-net lease agreements (primarily seniors housing and post-acute care facilities). No significant rent deferrals or rent concessions have been made. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable. To the extent the prolonged impact of the COVID-19 pandemic causes operators or tenants to seek further modifications of their lease agreements, we may recognize reductions in revenue and increases in uncollectible receivables.
During the year ended December 31, 2021, we have collected virtually all rent due from tenants in our Outpatient Medical portfolio, with uncollected amounts primarily attributable to local jurisdictions with COVID-19 related ordinances providing temporary rent relief to tenants. We evaluate leases individually and recognize rent on a cash basis if collectibility of substantially all contractual rent payments is not probable.
New Accounting Standards
•In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The ASU is effective for public business entities beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard will not have a significant impact on our consolidated financial statements.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Year Ended December 31, 2021
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$449,335	$88,839	$64,843	$603,017
Buildings and improvements	2,347,609	809,328	313,864	3,470,801
Acquired lease intangibles	264,589	—	24,751	289,340
Right of use assets, net	77,455	—	—	77,455
Total net real estate assets	3,138,988	898,167	403,458	4,440,613
Receivables and other assets	6,096	411	3,534	10,041
Total assets acquired(1)	3,145,084	898,578	406,992	4,450,654
Lease liabilities	(138,126)	—	—	(138,126)
Accrued expenses and other liabilities	(191,454)	(8,703)	(266)	(200,423)
Total liabilities acquired	(329,580)	(8,703)	(266)	(338,549)
Noncontrolling interests(2)	(4,942)	(6,449)	(16,540)	(27,931)
Cash disbursed for acquisitions	2,810,562	883,426	390,186	4,084,174
Construction in progress additions	322,050	77,412	42,464	441,926
Less: Capitalized interest	(13,834)	(3,078)	(2,440)	(19,352)
Accruals(3)	35	—	(4,646)	(4,611)
Cash disbursed for construction in progress	308,251	74,334	35,378	417,963
Capital improvements to existing properties	197,829	37,345	47,414	282,588
Total cash invested in real property, net of cash acquired	$3,316,642	$995,105	$472,978	$4,784,725
(1) Excludes $4,201,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

	Year Ended December 31, 2020
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$55,000	$16,876	$45,590	$117,466
Buildings and improvements	527,189	73,855	179,004	780,048
Acquired lease intangibles	28,668	—	24,718	53,386
Total net real estate assets	610,857	90,731	249,312	950,900
Receivables and other assets	746	—	268	1,014
Total assets acquired(1)	611,603	90,731	249,580	951,914
Accrued expenses and other liabilities	(1,650)	—	(962)	(2,612)
Total liabilities acquired	(1,650)	—	(962)	(2,612)
Noncontrolling interests(2)	(45,546)	—	—	(45,546)
Cash disbursed for acquisitions	564,407	90,731	248,618	903,756
Construction in progress additions	134,945	45,256	39,833	220,034
Less: Capitalized interest	(10,389)	(3,209)	(3,874)	(17,472)
Accruals (3)	(1,226)	—	—	(1,226)
Cash disbursed for construction in progress	123,330	42,047	35,959	201,336
Capital improvements to existing properties	107,379	76,625	60,985	244,989
Total cash invested in real property, net of cash acquired	$795,116	$209,403	$345,562	$1,350,081
(1) Excludes $580,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$154,470	$24,097	$293,933	$472,500
Buildings and improvements	1,518,748	203,282	1,954,928	3,676,958
Acquired lease intangibles	76,009	—	183,921	259,930
Real property held for sale	17,435	—	—	17,435
Construction in progress	36,174	—	—	36,174
Right of use assets, net	—	—	58,377	58,377
Total net real estate assets	1,802,836	227,379	2,491,159	4,521,374
Receivables and other assets	15,634	—	1,586	17,220
Total assets acquired(1)	1,818,470	227,379	2,492,745	4,538,594
Secured debt	(194,408)	—	(206,754)	(401,162)
Lease liabilities	—	—	(47,740)	(47,740)
Accrued expenses and other liabilities	(12,024)	—	(32,893)	(44,917)
Total liabilities acquired	(206,432)	—	(287,387)	(493,819)
Noncontrolling interests(2)	(67,987)	(4,015)	(1,201)	(73,203)
Non-cash acquisition related activity (3)	(11,889)	—	—	(11,889)
Cash disbursed for acquisitions	1,532,162	223,364	2,204,157	3,959,683
Construction in progress additions	227,018	61,414	60,884	349,316
Less: Capitalized interest	(8,889)	(2,385)	(3,998)	(15,272)
Accruals(4)	—	—	(1,035)	(1,035)
Cash disbursed for construction in progress	218,129	59,029	55,851	333,009
Capital improvements to existing properties	260,413	17,426	50,985	328,824
Total cash invested in real property, net of cash acquired	$2,010,704	$299,819	$2,310,993	$4,621,516
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
Holiday Retirement Acquisition
On July 30, 2021, we acquired a portfolio of 85 seniors housing properties owned by Holiday Retirement for $1,576,600,000, which are included in our Seniors Housing Operating segment and in the table above for the year ended December 31, 2021. Atria Senior Living assumed operations of the portfolio following its acquisition of the Holiday Retirement management company pursuant to an incentive-based management agreement. As part of this transaction, a wholly owned subsidiary assumed the leasehold interest in a 26 property portfolio and subsequently purchased eight of the leased properties from the landlord. The lease, identified as an operating lease, expires in 2035 and was recognized as a right of use asset, net of above market lease intangibles, and lease liability.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Development projects:
Seniors Housing Operating	$117,386	$93,188	$28,117
Triple-net	22,990	75,149	—
Outpatient Medical	125,179	43,493	21,006
Total development projects	265,555	211,830	49,123
Expansion projects	5,292	48,600	—
Total construction in progress conversions	$270,847	$260,430	$49,123

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2021	December 31, 2020
Assets:
In place lease intangibles	$1,681,533	$1,406,705
Above market tenant leases	53,964	52,621
Lease commissions	54,131	40,704
Gross historical cost	1,789,628	1,500,030
Accumulated amortization	(1,286,259)	(1,177,513)
Net book value	$503,369	$322,517

Weighted-average amortization period in years	5.5	10.5

Liabilities:
Below market tenant leases	$74,909	$77,851
Accumulated amortization	(45,291)	(40,871)
Net book value	$29,618	$36,980

Weighted-average amortization period in years	8.2	8.3
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Rental income related to (above)/below market tenant leases, net	$1,680	$1,710	$508
Amortization related to in place lease intangibles and lease commissions	(115,579)	(121,004)	(135,047)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2022	$168,534	$7,374
2023	113,105	5,253
2024	56,699	3,118
2025	22,706	2,588
2026	23,009	2,075
Thereafter	119,316	9,210
Totals	$503,369	$29,618
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, relationship or geography). At December 31, 2021, two Seniors Housing Operating, 14 Triple-net and one Outpatient Medical properties, with an aggregate net real estate balance of $134,097,000, were classified as held for sale. In addition to the real property balances held for sale, net other assets and (liabilities) of $9,876,000 were included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties are approximately $171,184,000.
During the year ended December 31, 2021, we recorded impairment charges of $19,567,000 related to four Triple-net properties and one Outpatient Medical property, which were disposed of or classified as held for sale for which the carrying value exceeded the fair values, less estimated costs to sell. Additionally, we recorded $31,540,000 of impairment charges related to two Seniors Housing Operating properties and two Triple-net properties that were held for use in which the carrying value exceed the estimated fair value. During the year ended December 31, 2020, we recorded impairment charges of $87,873,000 related to 15 Seniors Housing Operating and one Triple-net properties, which were disposed of or classified as held for sale as the carrying value exceeded the fair values, less estimated costs to sell. Additionally, during the year ended December 31, 2020, we recorded $47,735,000 of impairment charges related to six Seniors Housing Operating and four Triple-net properties that were held for use in which the carrying value exceed the fair value. The following is a summary of our real property disposition activity for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Real estate dispositions:
Seniors Housing Operating	$112,837	$1,289,769	$1,232,816
Triple-net	486,369	51,666	667,632
Outpatient Medical	229,660	1,755,864	482
Total dispositions	828,866	3,097,299	1,900,930
Gain (loss) on real estate dispositions, net	235,375	1,088,455	748,041
Net other assets (liabilities) disposed	6,081	114,274	1,679
Proceeds from real estate dispositions	$1,070,322	$4,300,028	$2,650,650
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Total revenues	$63,114	$303,791	$827,961
Expenses:
Interest expense	1,479	11,241	23,186
Property operating expenses	8,490	163,800	403,010
Provision for depreciation	8,665	82,330	162,761
Total expenses	18,634	257,371	588,957
Income (loss) from real estate dispositions, net	$44,480	$46,420	$239,004
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide a rate implicit in the lease agreement, we generally use our incremental borrowing rate available at lease commencement, underlying collateral for the lease and the ability to borrow against that collateral on a secured basis to determine the present value of lease payments. The incremental borrowing rates were determined using our longer term borrowing rates (actual pricing through 30 years, as well as other longer-term market rates).
We sublease certain real estate to a third party. Our sublease portfolio consists of a finance lease for seven buildings which are subleased to a long-term/ post-acute care operator.
The components of lease expense were as follows for the periods presented (in thousands):

		Year Ended December 31,
	Classification	2021	2020	2019
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$22,642	$23,472	$25,166
Non-real estate investment lease expense	General and administrative expenses	4,596	4,745	1,654
Finance lease cost:
Amortization of leased assets	Property operating expenses	8,105	8,203	7,795
Interest on lease liabilities	Interest expense	6,574	6,411	4,748
Sublease income	Rental income	(8,687)	(4,173)	(4,173)
Total		$33,230	$38,658	$35,190
(1) Includes short-term leases which are immaterial.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
2022	$45,151	$8,698
2023	45,994	69,774
2024	45,856	1,860
2025	43,612	1,658
2026	43,689	1,696
Thereafter	1,159,048	127,171
Total lease payments	1,383,350	210,857
Less: Imputed interest	(949,089)	(99,174)
Total present value of lease liabilities	$434,261	$111,683
Supplemental balance sheet information related to leases was as follows for the periods presented (in thousands, except lease terms and discount rate):

	Classification	December 31, 2021	December 31, 2020
Right of use assets:
Operating leases - real estate	Right of use assets, net	$367,068	$310,017
Finance leases - real estate	Right of use assets, net	155,728	155,849
Real estate right of use assets, net		522,796	465,866
Operating leases - non-real estate investments	Receivables and other assets	9,627	9,624
Total right of use assets, net		$532,423	$475,490

Lease liabilities:
Operating leases		$434,261	$311,164
Finance leases		111,683	107,102
Total lease liabilities		$545,944	$418,266

Weighted average remaining lease term (years):
Operating leases		36.6	46.9
Finance leases		19.8	17.7

Weighted average discount rate:
Operating leases		9.72%	5.02%
Finance leases		5.06%	5.16%
Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Classification	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$9,081	$9,323	$6,397
Operating cash flows from operating leases	Increase (decrease) in accrued expenses and other liabilities	(6,008)	(3,918)	(5,489)
Operating cash flows from finance leases	Decrease (increase) in receivables and other assets	8,336	8,263	10,732
Financing cash flows from finance leases	Other financing activities	(3,578)	(3,568)	(3,401)
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the years ended December 31, 2021 and 2020, we reserved for previously recognized straight-line rent receivable balances of $49,241,000 and $146,508,000 through rental income, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable. Included in the 2020 amount

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $91,025,000 related to Genesis Healthcare ("Genesis") whom noted substantial doubt as to their ability to continue as a going concern.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. Rental income related to operating leases and the corresponding variable lease payments, which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed income from operating leases	$1,193,837	$1,240,012	$1,387,836
Variable lease payments	180,858	203,348	200,564
The following table sets forth the future minimum lease payments receivable for leases in effect at December 31, 2021 (excluding properties in our Seniors Housing Operating portfolio and excluding any operating expense reimbursements) (in thousands):

2022	$1,136,024
2023	1,132,184
2024	1,117,953
2025	1,109,530
2026	1,097,517
Thereafter	6,701,274
Totals	$12,294,482
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses.
Accrued interest receivable was $26,659,000 and $15,615,000 as of December 31, 2021 and December 31, 2020, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	Year Ended December 31,
	2021	2020
Mortgage loans	$889,556	$299,430
Other real estate loans	194,477	152,739
Allowance for credit losses on real estate loans receivable	(15,352)	(8,797)
Real estate loans receivable, net of credit allowance	1,068,681	443,372
Non-real estate loans	375,060	455,508
Allowance for credit losses on non-real estate loans receivable	(151,433)	(215,239)
Non-real estate loans receivable, net of credit allowance(1)	223,627	240,269
Total loans receivable, net of credit allowance	$1,292,308	$683,641
 (1) Included in receivables and other assets on the Consolidated Balance Sheets.
During the year ended December 31, 2020, the real estate collateral associated with one loan was released, therefore, the principal balance of $86,411,000 and related allowance for credit losses of $42,376,000 was reclassified to non-real estate loans.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Advances on loans receivable:
Investments in new loans	$975,018	$224,078	$46,824
Draws on existing loans	22,431	23,465	72,875
Net cash advances on loans receivable	997,449	247,543	119,699

Receipts on loans receivable:
Loan payoffs	266,822	15,677	118,703
Principal payments on loans	76,438	15,871	9,003
Net cash receipts on loans receivable	343,260	31,548	127,706
Net cash advances (receipts) on loans receivable	$654,189	$215,995	$(8,007)

During the year ended December 31, 2021, we provided £540 million (approximately $750,330,000 based on the Sterling/ U.S. Dollar exchange rate as of the date of funding) of senior loan financing and a £30 million delayed facility for working capital and capital expenditures to affiliates of Safanad, a global real estate and private equity firm, as part of the recapitalization of its investment in HC-One Group. The loan has a five-year term and is fully collateralized by the shares and assets of the HC-One Group, including its underlying portfolio of owned assets across the U.K. As part of the transaction, we received equity warrants which provide us the right to participate in the capital appreciation of HC-One Group above a designated price upon liquidation. See Note 12 for additional details.
The following is a summary of our loans by credit loss category (in thousands):

	December 31, 2021
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$178,369	$(148,438)	$29,931	3
Collective loan pool	2007 - 2016	205,380	(3,097)	202,283	17
Collective loan pool	2017	34,397	(519)	33,878	7
Collective loan pool	2018	23,322	(351)	22,971	2
Collective loan pool	2019	22,083	(333)	21,750	4
Collective loan pool	2020	48,712	(734)	47,978	6
Collective loan pool	2021	946,830	(13,313)	933,517	22
Total loans		$1,459,093	$(166,785)	$1,292,308	61

In 2019, we recognized a provision for loan losses of $18,690,000 to fully reserve for and eventually wrote off certain Triple-net real estate loans receivable that were no longer deemed collectible. During the year ended December 31, 2020, we recognized additional provision for loan losses of $88,201,000 as a result of the current collateral estimates for loans with deteriorated credit, primarily relating to our outstanding Genesis loans. As of December 31, 2021, the total allowance for credit losses balance of $166,785,000 is deemed to be sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$224,036	$68,372	$68,372
Adoption of ASU 2016-13	—	5,212	—
Provision for loan losses	7,270	94,436	18,690
Loan write-offs(1)	(64,075)	(7,000)	(18,690)
Foreign currency translation	(446)	197	—
Reclassification of deferred gain as credit loss(2)	—	62,819	—
Balance at end of year	$166,785	$224,036	$68,372

(1) Includes $64,075,000 related to the Genesis lease terminations for the twelve months ended December 31, 2021. See Note 9 for further details.
(2) During the year ended December 31, 2020, two loans receivable originated in 2016 to Genesis with an aggregate carrying value of $62,753,000 were transferred to the deteriorated loan pool. In addition, deferred gains of $62,819,000 previously recorded in accrued expenses and other liabilities were reclassified to the allowance for credit losses.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our deteriorated loans (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance of deteriorated loans at end of year(1)	$178,369	$242,319	$188,018
Allowance for credit losses	(148,438)	(212,514)	(68,372)
Balance of deteriorated loans not reserved	$29,931	$29,805	$119,646

Interest recognized on deteriorated loans(2)	$3,185	$18,937	$16,235
(1) Balances include $2,157,000, $3,623,000 and $2,534,000 of loans on non-accrual as of December 31, 2021, 2020 and 2019, respectively.
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

	Percentage Ownership(1)	December 31, 2021	December 31, 2020
Seniors Housing Operating	10% to 65%	$830,647	$653,057
Triple-net	10% to 25%	44,814	5,629
Outpatient Medical	15% to 50%	163,582	287,548
Total		$1,039,043	$946,234
(1) Includes ownership of investments classified as liabilities and excludes ownership of in-substance real estate.
We own 34% of Sunrise Senior Living Management, Inc. ("Sunrise"), who provides comprehensive property management and accounting services with respect to certain of our Seniors Housing Operating properties that Sunrise operates. We pay Sunrise annual management fees pursuant to long-term management agreements. The majority of our management agreements have initial terms expiring in 2028, plus, if applicable, optional renewal periods ranging from an additional 3 to 15 years depending on the property. The management fees payable to Sunrise under the management agreements include a fee based on a percentage of revenues generated by the applicable properties plus, if applicable, positive or negative adjustments based on specified performance targets. For the years ended December 31, 2021, 2020 and 2019, we recognized fees to Sunrise of $37,052,000, $37,569,000 and $41,200,000, respectively, which are reflected within property operating expenses in our Consolidated Statements of Comprehensive Income.
During the year ended December 31, 2019, we sold our interest in a Seniors Housing Operating joint venture and recognized a gain of $38,681,000 in income (loss) from unconsolidated entities in our Consolidated Statements of Comprehensive Income.
At December 31, 2021, the aggregate unamortized basis difference of our joint venture investments of $140,187,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 12 properties as of December 31, 2021 for the development and construction of certain properties which are classified as in substance real estate investments and have a carrying value of $317,647,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810. VIEs are required to be consolidated by their primary beneficiary which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments the arrangements have been classified as in substance real estate investments. We expect to fund an additional $86,644,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the year ended December 31, 2021, excluding our share of NOI in unconsolidated entities (dollars in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
ProMedica	205	$228,052	12%
Sunrise Senior Living(3)	110	195,148	10%
Revera(3)	85	90,015	5%
Avery Healthcare	61	84,552	4%
HC-One Group (4)	1	65,942	3%
Remaining portfolio	1,189	1,303,844	66%
Totals	1,651	$1,967,553	100%
(1) Sunrise and Revera are in our Seniors Housing Operating segment. ProMedica and HC-One Group are in our Triple-net segment. Avery Healthcare is in both the Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 36% of total NOI for the year ending December 31, 2020.
(3) Revera owns a controlling interest in Sunrise. For the year ended December 31, 2021, we recognized $1,051,094,000 of revenue from properties managed by Sunrise.
(4) In addition to the one property, HC-One Group is the borrower on a £540,000,000 loan. See Note 7 for further detail.
During the quarter ended March 31, 2021, we entered into definitive agreements to substantially exit our operating relationship with Genesis. The status of these transactions as of December 31, 2021 is as follows:
•We contributed nine Triple-net properties operated by Genesis into an 80/20 joint venture with ProMedica and such properties were added to the existing master lease with ProMedica.
•Operations have transitioned to regional operators for 39 of the remaining 42 properties, with the three remaining properties expected to be transitioned at a later date.
•We entered into definitive agreements to sell the 42 former Genesis properties to either a joint venture with Aurora Health Network, the new operator and us, or to sell outright. We have closed on the sale of 25 of these properties. An additional ten properties are classified as held for sale and the remaining seven properties are expected to close simultaneously with our purchase option exercise in April 2023.
•To effectuate the transition of all 51 properties, we agreed to provide Genesis a lease termination fee of $86 million upon successful transition of all properties, which will be used to immediately repay indebtedness to us. The debt reduction associated with the lease termination fee was previously reserved as an allowance for credit losses on loans receivable.
•Additionally, upon achievement of certain restructuring milestones, we will reduce Genesis' indebtedness by an additional $170 million in exchange for an equity interest in Genesis. Upon conclusion of the aforementioned loan transactions, Genesis will have $167 million of indebtedness to us, exclusive of additional paid in kind interest, which will carry a maturity date of January 1, 2024. As of December 31, 2021, our total carrying value of Genesis loans receivable, net of allowances for credit losses, was $154,476,000.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At December 31, 2021, we had a primary unsecured credit facility with a consortium of 34 banks that included a $4,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2023 (none outstanding at December 31, 2021) and a $3,000,000,000 tranche that matures on June 4, 2025 (none outstanding at December 31, 2021). Both tranches may be extended for two successive terms of six months at our option. The term credit facilities mature on July 19, 2023. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2021). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate. The applicable margin is based on our debt ratings and was 0.775% at December 31, 2021. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at December 31, 2021.
In January 2019, we established an unsecured commercial paper program. Under the terms of the program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of December 31, 2021, there was a balance of $324,935,000 outstanding on the commercial paper program ($325,000,000 in principal outstanding, net of an unamortized discount of $65,000), which reduces the borrowing capacity of the unsecured revolving credit facility. The notes bear interest at floating rates with a weighted average of 0.41% as of December 31, 2021 and a weighted average maturity of 18 days as of December 31, 2021.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance outstanding at year end	$325,000	$—	$1,588,600
Maximum amount outstanding at any month end	$994,000	$2,100,000	$2,880,000
Average amount outstanding (total of daily principal balances
divided by days in period)	$384,418	$497,014	$1,376,813
Weighted-average interest rate (actual interest expense divided
by average borrowings outstanding)	0.33%	2.09%	2.84%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. At December 31, 2021, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes(1,2)	Secured Debt (1,3)	Totals
2022	$—	$582,884	$582,884
2023(4,5)	695,664	551,716	1,247,380
2024	1,350,000	181,710	1,531,710
2025	1,260,000	160,427	1,420,427
2026	700,000	107,327	807,327
Thereafter(6,7,8)	7,702,297	618,248	8,320,545
Totals	$11,707,961	$2,202,312	$13,910,273
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Annual interest rates range from 0.80% to 6.50%.
(3) Annual interest rates range from 0.08% to 6.67%. Carrying value of the properties securing the debt totaled $5,062,000,000 at December 31, 2021.
(4) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $195,664,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2021). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.9% (1.34% at December 31, 2021).
(5) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.9% (1.00% at December 31, 2021).
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $234,797,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2021).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $742,500,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2021).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $675,000,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2021).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$11,509,533	3.67%	$10,427,562	4.03%	$9,699,984	4.48%
Debt issued	1,750,000	2.57%	1,600,000	1.89%	3,987,790	3.34%
Debt extinguished	(1,533,752)	2.42%	(566,248)	3.26%	(3,335,290)	4.39%
Foreign currency	(17,820)	4.55%	48,219	4.35%	75,078	4.22%
Ending balance	$11,707,961	3.67%	$11,509,533	3.67%	$10,427,562	4.03%

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,378,073	3.27%	$2,993,342	3.63%	$2,485,711	3.90%
Debt issued	23,569	2.83%	62,055	2.55%	343,696	3.11%
Debt assumed	—	—%	—	—%	385,145	4.34%
Debt extinguished	(132,031)	5.86%	(632,288)	2.21%	(230,108)	4.35%
Principal payments	(65,587)	3.40%	(62,707)	3.63%	(54,325)	3.75%
Foreign currency	(1,712)	2.72%	17,671	2.93%	63,223	3.28%
Ending balance	$2,202,312	3.03%	$2,378,073	3.27%	$2,993,342	3.63%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2021, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
During the years ended December 31, 2021, 2020, and 2019 we settled certain net investment hedges generating cash proceeds of $14,505,000, necessitating cash payments of $1,988,000, and generating cash proceeds of $6,716,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
Derivative Contracts Undesignated
We use foreign currency exchange contracts to manage existing exposures to foreign currency exchange risk. Gains and losses resulting from the changes in fair value of these instruments are recorded in interest expense on the Consolidated Statements of Comprehensive Income, and are substantially offset by net revaluation impacts on foreign currency denominated

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	December 31, 2021	December 31, 2020
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$675,000	$625,000
Denominated in Pound Sterling	£1,904,708	£1,340,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S. Dollars(1)	$25,000	$450,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Forward sales contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At December 31, 2021 the maximum maturity date was November 1, 2023.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
Description	Location	December 31, 2021	December 31, 2020	December 31, 2019
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$23,133	$22,698	$26,419
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(433)	$(5,982)	$(2,310)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$10,361	$—	$—
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$79,702	$(134,369)	$(131,120)
13. Commitments and Contingencies
At December 31, 2021, we had 15 outstanding letter of credit obligations totaling $34,744,000 and expiring during 2022. At December 31, 2021, we had outstanding construction in progress of $651,389,000 and were committed to providing additional funds of approximately $1,208,913,000 to complete construction. Additionally, at December 31, 2021, we had outstanding investments classified as in substance real estate of $317,647,000 and were committed to provide additional funds of $86,644,000 (see Note 8 for additional information). Purchase obligations include $83,363,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021	December 31, 2020
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—
Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	448,998,438	419,124,469
Outstanding shares	447,239,477	417,400,602
Preferred Stock
The following is a summary of our preferred stock activity during the periods presented:

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Dividend Rate	Shares	Dividend Rate	Shares	Dividend Rate
Beginning balance	—	—%	—	—%	14,369,965	6.50%
Shares converted	—	—%	—	—%	(14,369,965)	6.50%
Ending balance	—	—%	—	—%	—	—%
During the year ended December 31, 2019, we converted all of the outstanding Series I Preferred Stock. Each share was converted into 0.8857 shares of common stock.
Common Stock
In July 2021, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $2,500,000,000 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements. As of December 31, 2021, we had $1,876,085,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 5,187,250 shares with maturity dates in 2022 which we expect to physically settle for cash proceeds of $435,172,000.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021 (the "Repurchase Program"). Under this authorization, we are not required to purchase shares but may choose to do so in the open market or through private transactions at times and amounts based on our evaluation of market conditions and other factors. We expect to finance any share repurchases under the Repurchase Program using available cash and may use proceeds from borrowings or debt offerings. During the year ended December 31, 2020, we repurchased 201,947 shares at an average price of $37.89 per share. We did not repurchase any shares of our common stock during the year ended December 31, 2021.
The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except shares and average price amounts):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2019 Dividend reinvestment plan issuances	5,798,979	$77.18	$447,559	$443,929
2019 Option exercises	10,736	51.32	551	551
2019 ATM Program issuances	7,855,956	78.15	613,948	611,645
2019 Preferred stock conversions	12,712,452		—	—
2019 Stock incentive plans, net of forfeitures	203,889		—	—
2019 Totals	26,582,012		$1,062,058	$1,056,125

2020 Dividend reinvestment plan issuances	264,153	$72.33	$19,105	$19,105
2020 Option exercises	251	47.81	12	12
2020 ATM Program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	281,552		—	—
2020 Totals	7,345,934		$607,189	$595,313

2021 Option exercises	338	$56.21	$19	$19
2021 ATM Program issuances	29,667,348	80.41	2,385,683	2,348,182
2021 Stock incentive plans, net of forfeitures	171,189		—	—
2021 Totals	29,838,875		$2,385,702	$2,348,201
Dividends
During the year ended December 31, 2020, we declared a reduced cash dividend beginning with the quarter ended March 31, 2020. Please refer to Note 19 for information related to federal income tax of dividends. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Common Stock	$2.44	$1,037,194	$2.70	$1,120,187	$3.48	$1,404,977
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

	December 31, 2021	December 31, 2020
Foreign currency translation	$(674,306)	$(621,792)
Derivative and financial instruments designated as hedges	552,990	473,288
Total accumulated other comprehensive income (loss)	$(121,316)	$(148,504)
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
The following table summarizes compensation expense recognized for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Stock options	$1,088	$—	$—
Restricted stock	16,724	28,318	25,047
Total compensation expense	$17,812	$28,318	$25,047
Stock Options
During the year ended December 31, 2021, we granted 311,306 time-based stock options at a weighted average exercise price of $67.17, all of which were outstanding and non-vested at December 31, 2021. The grant date fair value of $14.64 was estimated on the date of grant using the Black-Scholes option pricing model. As of December 31, 2021, there was $3,470,000 of total unrecognized compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of 3 years. Time-based stock options outstanding at December 31, 2021 have an aggregate intrinsic value of $2,763,000.
During the year ended December 31, 2021, we granted 832,356 performance-based stock options at a weighted average exercise price of $83.44, all of which were outstanding and non-vested at December 31, 2021. The grant date fair value of $20.31 was estimated on the date of grant using the Black-Scholes option pricing model. These options have a performance condition based on a Funds From Operations goal measured over the performance period of January 1, 2022 to December 31, 2024. These awards vest over two years after the end of the performance period, with a portion vesting immediately at the end of the performance period. Compensation expense is measured based on the probability of achievement of the performance goal and is recognized over both the performance period and vesting period. At December 31, 2021, the performance goal is not probable of being achieved.
Restricted Stock
The fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant and is amortized over the vesting periods. As of December 31, 2021, there was $22,055,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of two years. The following table summarizes information about non-vested restricted stock incentive awards as of and for the year ended December 31, 2021:

	Restricted Stock
	Number of Shares (000's)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2020	405	$69.35
Vested	(208)	63.21
Granted	470	71.41
Forfeited or expired	(101)	79.92
Non-vested at December 31, 2021	566	$76.28
Defined Contribution Plan
We sponsor a 401(k) plan which is available to substantially all U.S. employees. We match a percentage of employee contributions up to 5% of an employee's wages and provide a discretionary profit sharing contribution calculated as a percentage of eligible compensation. We recognized expense of $3,477,000, $3,323,000 and $2,975,000 during the years ended December 31, 2021, 2020 and 2019, respectively, related to this plan.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Numerator for basic earnings per share - net income attributable
to common stockholders	$336,138	$978,844	$1,232,432
Adjustment for net income (loss) attributable to OP units	(3,020)	(6,146)	806
Numerator for diluted earnings per share	$333,118	$972,698	$1,233,238

Denominator for basic earnings per share - weighted average shares	424,976	415,451	401,845
Effect of dilutive securities:
Non-vested restricted shares	447	519	835
Redeemable OP units	1,396	1,396	1,112
Employee stock purchase program	22	21	16
Dilutive potential common shares	1,865	1,936	1,963
Denominator for diluted earnings per share - adjusted weighted average shares	426,841	417,387	403,808

Basic earnings per share	$0.79	$2.36	$3.07
Diluted earnings per share	$0.78	$2.33	$3.05

As of December 31, 2021, and December 31, 2019, outstanding forward sales agreements for the sale of 5,187,250 shares and 4,935,804 shares, respectively, were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period. Employee stock options were anti-dilutive for the periods presented.

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
Redeemable OP Unitholder Interests — Our redeemable OP unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs unless the fair value is below the initial amount, in which case the redeemable OP unitholder interests are recorded at the initial amount adjusted for distributions to the unitholders and income or loss attributable to the unitholders. The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$877,102	$932,552	$293,752	$297,207
Other real estate loans receivable	191,579	193,999	149,620	152,211
Equity securities	1,608	1,608	4,636	4,636
Cash and cash equivalents	269,265	269,265	1,545,046	1,545,046
Restricted cash	77,490	77,490	475,997	475,997
Non-real estate loans receivable	223,627	241,544	240,269	255,724
Foreign currency forward contracts, interest rate swaps and cross currency swaps	7,205	7,205	4,668	4,668
Equity warrants	41,909	41,909	—	—

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$324,935	$324,935	$—	$—
Senior unsecured notes	11,613,758	13,139,748	11,420,790	13,093,926
Secured debt	2,192,261	2,252,107	2,377,930	2,451,782
Foreign currency forward contracts, interest rate swaps and cross currency swaps	39,296	39,296	118,054	118,054

Redeemable OP unitholder interests	$153,098	$153,098	$116,240	$115,346
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

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Equity securities	$1,608	$1,608	$—	$—
Equity warrants	41,909	—	—	41,909
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(32,091)	—	(32,091)	—
Totals	$11,426	$1,608	$(32,091)	$41,909
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the year ended December 31, 2021 (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended
December 31, 2021
Beginning balance	$—
Warrants acquired	32,419
Mark-to-market adjustment	10,361
Foreign currency	(871)
Ending balance	$41,909
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate of 9.5%.
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
Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,197,223	$—	$—	$—	$3,197,223
Rental income	—	761,441	613,254	—	1,374,695
Interest income	4,231	124,540	8,792	—	137,563
Other income	11,796	4,603	13,243	2,992	32,634
Total revenues	3,213,250	890,584	635,289	2,992	4,742,115

Property operating expenses	2,529,344	49,462	186,939	8,817	2,774,562
Consolidated net operating income (loss)	683,906	841,122	448,350	(5,825)	1,967,553

Depreciation and amortization	593,565	220,699	223,302	—	1,037,566
Interest expense	39,327	6,376	17,506	426,644	489,853
General and administrative expenses	—	—	—	126,727	126,727
Loss (gain) on derivatives and financial instruments, net	—	(7,333)	—	—	(7,333)
Loss (gain) on extinguishment of debt, net	(2,628)	—	(4)	52,506	49,874
Provision for loan losses, net	394	10,339	(3,463)	—	7,270
Impairment of assets	22,317	26,579	2,211	—	51,107
Other expenses	27,132	4,189	2,523	7,895	41,739
Income (loss) from continuing operations before income taxes and other items	3,799	580,273	206,275	(619,597)	170,750
Income tax (expense) benefit	—	—	—	(8,713)	(8,713)
Income (loss) from unconsolidated entities	(39,225)	20,687	(4,395)	—	(22,933)
Gain (loss) on real estate dispositions, net	6,146	135,881	93,348	—	235,375
Income (loss) from continuing operations	(29,280)	736,841	295,228	(628,310)	374,479
Net income (loss)	$(29,280)	$736,841	$295,228	$(628,310)	$374,479

Total assets	$18,851,999	$9,710,194	$6,204,064	$144,068	$34,910,325

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,074,022	$—	$—	$—	$3,074,022
Rental income	—	733,776	709,584	—	1,443,360
Interest income	618	62,625	5,913	—	69,156
Other income	7,223	4,903	4,522	2,781	19,429
Total revenues	3,081,863	801,304	720,019	2,781	4,605,967

Property operating expenses	2,326,311	53,183	214,948	3,381	2,597,823
Consolidated net operating income (loss)	755,552	748,121	505,071	(600)	2,008,144

Depreciation and amortization	544,462	232,604	261,371	—	1,038,437
Interest expense	54,901	9,477	17,579	432,431	514,388
General and administrative expenses	—	—	—	128,394	128,394
Loss (gain) on derivatives and financial instruments, net	—	11,049	—	—	11,049
Loss (gain) on extinguishment of debt, net	12,659	—	1,046	33,344	47,049
Provision for loan losses, net	671	90,563	3,202	—	94,436
Impairment of assets	100,741	34,867	—	—	135,608
Other expenses	14,265	22,923	8,218	24,929	70,335
Income (loss) from continuing operations before income taxes and other items	27,853	346,638	213,655	(619,698)	(31,552)
Income tax (expense) benefit	—	—	—	(9,968)	(9,968)
Income (loss) from unconsolidated entities	(33,857)	18,462	7,312	—	(8,083)
Gain (loss) on real estate dispositions, net	328,249	64,288	695,918	—	1,088,455
Income (loss) from continuing operations	322,245	429,388	916,885	(629,666)	1,038,852
Net income (loss)	$322,245	$429,388	$916,885	$(629,666)	$1,038,852

Total assets	$16,044,153	$8,547,482	$6,522,880	$1,369,127	$32,483,642

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2019:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,448,175	$—	$—	$—	$3,448,175
Rental income	—	903,798	684,602	—	1,588,400
Interest income	36	62,599	1,195	—	63,830
Other income	8,658	6,246	2,031	3,966	20,901
Total revenues	3,456,869	972,643	687,828	3,966	5,121,306

Property operating expenses	2,417,349	53,900	218,793	—	2,690,042
Consolidated net operating income (loss)	1,039,520	918,743	469,035	3,966	2,431,264

Depreciation and amortization	553,189	232,626	241,258	—	1,027,073
Interest expense	67,983	12,892	13,411	461,273	555,559
General and administrative expenses	—	—	—	126,549	126,549
Loss (gain) on derivatives and financial instruments, net	—	(4,399)	—	—	(4,399)
Loss (gain) on extinguishment of debt, net	1,614	—	—	82,541	84,155
Provision for loan losses, net	—	18,690	—	—	18,690
Impairment of assets	2,145	11,926	14,062	—	28,133
Other expenses	26,348	13,771	1,788	10,705	52,612
Income (loss) from continuing operations before income taxes and other items	388,241	633,237	198,516	(677,102)	542,892
Income tax (expense) benefit	—	—	—	(2,957)	(2,957)
Income (loss) from unconsolidated entities	12,388	22,985	7,061	—	42,434
Gain (loss) on real estate dispositions, net	528,747	218,322	972	—	748,041
Income (loss) from continuing operations	929,376	874,544	206,549	(680,059)	1,330,410
Net income (loss)	$929,376	$874,544	$206,549	$(680,059)	$1,330,410

Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
Revenues:	Amount(1)	%	Amount	%	Amount	%
United States	$3,766,707	79.4%	$3,720,155	80.8%	$4,205,492	82.1%
United Kingdom	552,650	11.7%	451,399	9.8%	452,698	8.8%
Canada	422,758	8.9%	434,413	9.4%	463,116	9.1%
Total	$4,742,115	100.0%	$4,605,967	100.0%	$5,121,306	100.0%

	As of
	December 31, 2021		December 31, 2020
Assets:	Amount	%	Amount	%
United States	$28,595,703	81.9%	$26,658,659	82.1%
United Kingdom	3,938,258	11.3%	3,352,549	10.3%
Canada	2,376,364	6.8%	2,472,434	7.6%
Total	$34,910,325	100.0%	$32,483,642	100.0%
(1) The United States, United Kingdom and Canada represent 75%, 12% and 13%, respectively, of our resident fees and services revenue for the year ended December 31, 2021.

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
Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Per share:
Ordinary dividend(1)	$1.4828	$1.6389	$2.6937
Long-term capital gain/(loss)(2)	0.8371	1.0611	0.7863
Return of capital	0.1201	—	—
Totals	$2.4400	$2.7000	$3.4800
(1) For the years ended December 31, 2021, 2020 and 2019, includes Section 199A dividends of $1.4828, $1.6389 and $2.6937 respectively.
(2) For the years ended December 31, 2021, 2020 and 2019, includes Unrecaptured Section 1250 Gains of $0.4523, $0.3458 and $0.2835, respectively.

Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense	$10,199	$11,358	$12,594
Deferred tax benefit	(1,486)	(1,390)	(9,637)
Income tax expense (benefit)	$8,713	$9,968	$2,957
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2021, as a result of ownership of investments in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.
The provision for income taxes for the year ended December 31, 2021 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as TRSs. For the tax years ended December 31, 2021, 2020 and 2019, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was $6,787,000, $5,777,000 and $(3,892,000), respectively.
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2021, 2020 and 2019, to the income tax expense/(benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$80,470	$220,252	$280,005
Increase (decrease) in valuation allowance(1)	19,383	85,881	3,465
Tax at statutory rate on earnings not subject to federal income taxes	(117,931)	(300,196)	(311,224)
Foreign permanent depreciation	1,449	1,504	9,260
Other differences	25,342	2,527	21,451
Totals	$8,713	$9,968	$2,957
(1) Excluding purchase price accounting.
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset/(liability) attributes, are summarized as follows for the periods presented (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(32,616)	$(24,085)	$(13,064)
Operating loss and interest deduction carryforwards	247,015	196,634	127,525
Expense accruals and other	53,367	72,459	43,056
Valuation allowances	(264,321)	(244,938)	(159,057)
Net deferred tax assets (liabilities)	$3,445	$70	$(1,540)
On the basis of the evaluations performed as required by the codification, valuation allowances totaling $264,321,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth). The valuation allowance rollforward is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$244,938	$159,057	$155,592
Expense (benefit)	19,383	85,881	3,465
Ending balance	$264,321	$244,938	$159,057
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
Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2018 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business. We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2017. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2017 related to entities acquired or formed in connection with acquisitions, and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2015 related to entities acquired or formed in connection with acquisitions.
At December 31, 2021, we had a net operating loss (“NOL”) carryforward related to the REIT of $340,827,000. In addition, we completed the acquisition of Holiday Retirement, which included NOLs of $382,399,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards generated through December 31, 2017 will expire through 2037. Beginning with the tax years after December 31, 2017, the law eliminates the NOL carryback period for REITs, replaces the 20-year NOL carryforward period with an indefinite carryforward period and, with respect to tax years beginning after 2020, limits the use of NOLs to 80% of taxable income.
At December 31, 2021 and 2020, we had an NOL carryforward related to Canadian entities of $316,821,000 and $262,345,000 respectively. These Canadian losses have a 20-year carryforward period. At December 31, 2021 and 2020, we had an NOL carryforward related to U.K. entities of $193,998,000 and $207,085,000 respectively. These U.K. losses do not have a finite carryforward period.

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

	December 31, 2021	December 31, 2020
Assets:
Net real estate investments	$445,776	$454,333
Cash and cash equivalents	9,964	15,547
Receivables and other assets	7,617	11,171
Total assets(1)	$463,357	$481,051
Liabilities and equity:
Secured debt	$163,519	$165,671
Lease liabilities	1,324	1,325
Accrued expenses and other liabilities	12,394	14,997
Total equity	286,120	299,058
Total liabilities and equity	$463,357	$481,051
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.
Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Welltower Inc.
Opinion on Internal Control over Financial Reporting
We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the index at Item 15(a) and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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

/s/  Ernst & Young LLP

Toledo, Ohio
February 16, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to April 30, 2022.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2022.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2022.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     1. Our Consolidated Financial Statements are included in Part II, Item 8:
2. The following Financial Statement Schedules are included beginning on page 119
III – Real Estate and Accumulated Depreciation
IV – Mortgage Loans on Real Estate
All other schedules have been omitted because they are inapplicable or not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.
3.     Exhibits:
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
4.1(w)    Supplemental Indenture No. 19, dated as of March 25, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed on March 25, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(x)    Supplemental Indenture No. 20, dated as of June 28, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed on June 28, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(y)    Supplemental Indenture No. 21, dated as of November 19, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed on November 19, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
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
10.1(c)    Credit Agreement, dated as of June 4, 2021, by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc. and JPMorgan Chase Bank, N.A., as joint book runners; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Wells Fargo Bank, N.A., MUFG Bank, Ltd., Barclays Bank PLC, Citibank,

N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Bank, N.A., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Capital One, National Association, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, TD Bank, NA, Truist Bank and Bank of Montreal, as co-senior managing agents and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent. (filed with the Commission as Exhibit 10.1 to the Company’s 8-K filed June 8, 2021 (File No. 001-08923) and incorporated by reference herein).
10.2    Settlement Agreement by and between Thomas J. DeRosa and Welltower Inc. (filed with the Commission as Exhibit 10.1 to the Company’s Form 10-Q filed October 29, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.3     Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4    Summary of Director Compensation (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed August 1, 2019 (File No. 001-08923), and incorporated by reference thereto).*
10.5(a)     Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*
10.5(b)    Form of Restricted Stock Grant Notice for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.5(c)    Form of Restricted Stock Grant Notice for Senior Vice Presidents under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(c) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.5(d)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(d) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6(a) Welltower Inc. 2016-2018 Long-Term Incentive Program (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed August 2, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6(b)     Form of Performance Restricted Stock Unit Award Agreement under the 2016-2018 Long-Term Incentive Program (filed with the Commission as Exhibit 10.15(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7(a) Welltower Inc. 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.4 to the Company’s Form 10-Q filed May 5, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7(b) Form of Award Notice under the 2017-2019 Long-Term Incentive Program (filed with the Commission as Exhibit 10.16(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7(c) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 1 (filed with the Commission as Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7(d) Form of Award Notice under the 2017-2019 Long Term Incentive Program - Bridge 1 (filed with the Commission as Exhibit 10.16(d) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7(e) Welltower Inc. 2017-2019 Long-Term Incentive Program – Bridge 2 (filed with the Commission as Exhibit 10.3 to the Company’s Form 10-Q filed November 7, 2017 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7(f)     Form of Award Notice under the 2017-2019 Long Term Incentive Program - Bridge 2 (filed with the Commission as Exhibit 10.16(f) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8(a) Welltower Inc. 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(a) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*

10.8(b) Form of Restricted Stock Unit Award Agreement under the 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9(a) Welltower Inc. 2019-2021 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(a) to the Company's Form 10-K filed February 25, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9(b) Form of Restricted Stock Unit Award Agreement under the 2019-2021 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(b) to the Company's Form 10-K filed February 25, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10     2019 Non-Qualified Deferred Compensation Plan (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed October 30, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(a)    Welltower Inc. 2020-2022 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(a) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(b) Form of Restricted Stock Unit Award Agreement under the 2020-2022 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(b) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12    Executive Employment Agreement, dated May 19, 2021, between Welltower Inc. and Shankh Mitra (filed with the Commission as Exhibit 99.1 to the Company's Form 8-K filed May 19, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13    Employment Offer Letter, dated May 20, 2021, between Welltower Inc. and John F. Burkhart (filed with the Commission as Exhibit 10.3 to the Company's Form 10-Q filed July 30, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14    Welltower Inc. Nonqualified Deferred Compensation Plan Amended and Restated Effective January 1, 2022 (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed November 5, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.15    Equity Distribution Agreement, dated as of May 4, 2021, between Welltower Inc. and the sales agent and forward sellers named therein and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company's Form 8-K filed May 4, 2021 (File No. 001-08923) and incorporated herein by reference thereto).
10.16    Form of Master Forward Sale Confirmation (filed with the Commission as Exhibit 1.2 to the Company's Form 8-K filed May 4, 2021 (File No. 001-08923) and incorporated herein by reference thereto).
10.17(a)    Welltower Inc. 2021-2023 Long-Term Incentive Program.*
10.17(b) Form of Long-Term Incentive Program Award Agreement under the 2021-2023 Long-Term Incentive Program.*
10.18(a)    Welltower Inc. 2022-2024 Long-Term Incentive Program.*
10.18(b)    Form of Long-Term Incentive Program Award Agreement under the 2022-2024 Long-Term Incentive Program.*
10.19(a)    2022 Outperformance Program.*
10.19(b)    Form of Outperformance Program Award Agreement under the 2022 Outperformance Program.*
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
101.CAL   Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB   Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Management Contract or Compensatory Plan or Arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 16, 2022
WELLTOWER INC.
By: /s/  Shankh Mitra
Shankh Mitra,
Chief Executive Officer, Chief Investment Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth J. Bacon **	/s/ Johnese M. Spisso **
Kenneth J. Bacon, Chairman and Director	Johnese M. Spisso, Director

/s/ Karen B. DeSalvo **	/s/ Kathryn M. Sullivan **
Karen B. DeSalvo, Director	Kathryn M. Sullivan, Director

/s/ Jeffrey H. Donahue **	/s/ Shankh Mitra **
Jeffrey H. Donahue, Director	Shankh Mitra, Chief Executive Officer, Chief Investment Officer and Director
(Principal Executive Officer)

/s/ Philip L. Hawkins **	/s/ Timothy G. McHugh **
Philip L. Hawkins, Director	Timothy G. McHugh, Executive Vice President - Chief
Financial Officer (Principal Financial Officer)

/s/ Dennis G. Lopez **	/s/ Joshua T. Fieweger**
Dennis G. Lopez, Director	Joshua T. Fieweger, Chief Accounting Officer
(Principal Accounting Officer)
/s/ Ade J. Patton **
Ade J. Patton, Director

/s/ Diana W. Reid **	**By: /s/ Shankh Mitra
Diana W. Reid, Director	Shankh Mitra, Attorney-in-Fact

/s/ Sergio D. Rivera **
Sergio D. Rivera, Director

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Adderbury, UK	$—	$2,144	$12,549	$1,003	$2,269	$13,427	$1,874	2015	2017	Banbury Road
Albertville, AL	—	170	6,203	1,246	176	7,443	2,506	2010	1999	151 Woodham Dr.
Alexandria, VA	—	8,294	49,673	—	8,294	49,673	5,132	2016	2018	5550 Cardinal Place
Alexandria, VA	—	12,225	11,823	9,485	12,225	21,308	375	2021	1972	5100 Fillmore Avenue
Altrincham, UK	—	4,244	25,187	3,867	4,644	28,654	8,737	2012	2009	295 Hale Road
Amarillo, TX	—	719	10,378	1,213	719	11,591	434	2021	1985	4707 Bell Street
Amherst, NY	—	1,182	11,413	—	1,182	11,413	1,701	2019	2013	1880 Sweet Home Road
Amherstview, ON	—	473	4,446	799	526	5,192	1,362	2015	1974	4567 Bath Road
Anderson, SC	—	710	6,290	1,474	712	7,762	4,528	2003	1986	311 Simpson Rd.
Ankeny, IA	—	1,129	10,270	322	1,164	10,557	1,809	2016	2012	1275 SW State Street
Apple Valley, CA	—	480	16,639	2,328	486	18,961	6,306	2010	1999	11825 Apple Valley Rd.
Arlington, TX	—	1,660	37,395	4,524	1,660	41,919	13,543	2012	2000	1250 West Pioneer Parkway
Arlington, TX	—	894	12,351	652	894	13,003	488	2021	1996	2315 Little Road
Arlington, VA	—	8,385	31,198	16,488	8,393	47,678	19,621	2017	1992	900 N Taylor Street
Arlington, VA	—	—	2,338	2,529	77	4,790	987	2018	1992	900 N Taylor Street
Arnprior, ON	—	788	6,283	1,111	862	7,320	2,197	2013	1991	15 Arthur Street
Athens, GA	—	—	76	—	—	76	4	2021	2000	755 Epps Bridge Parkway
Atlanta, GA	—	2,058	14,914	4,249	2,080	19,141	13,216	1997	1999	1460 S Johnson Ferry Rd.
Atlanta, GA	—	2,100	20,603	2,349	2,206	22,846	6,261	2014	2000	1000 Lenox Park Blvd NE
Austin, TX	—	880	9,520	3,188	885	12,703	7,012	1999	1998	12429 Scofield Farms Dr.
Austin, TX	—	1,560	21,413	877	1,574	22,276	4,897	2014	2013	11330 Farrah Lane
Austin, TX	—	4,200	74,850	2,231	4,200	77,081	14,607	2015	2014	4310 Bee Caves Road
Austin, TX	—	4,832	18,499	2,132	4,832	20,631	514	2021	1989	11279 Taylor Draper Ln
Bagshot, UK	—	4,960	29,881	8,287	5,446	37,682	11,738	2012	2009	14 - 16 London Road
Bakersfield, CA	—	1,127	14,334	792	1,127	15,126	468	2021	1988	3201 Columbus
Ballston Spa, NY	—	5,540	17,901	173	5,540	18,074	794	2020	2019	2000 Carlton Hollow Way
Banstead, UK	—	6,695	55,113	13,277	7,380	67,705	20,911	2012	2005	Croydon Lane
Bartlesville, OK	—	2,339	10,608	1,393	2,339	12,001	486	2021	2000	2633 Mission Drive SE
Basingstoke, UK	—	3,420	18,853	2,581	3,742	21,112	4,602	2014	2012	Grove Road
Basking Ridge, NJ	—	2,356	37,710	2,657	2,395	40,328	11,280	2013	2002	404 King George Road
Bassett, UK	—	4,874	32,304	10,624	5,347	42,455	14,635	2013	2006	111 Burgess Road
Bath, UK	—	2,696	11,876	1,160	2,854	12,878	1,802	2015	2017	Clarks Way, Rush Hill
Baton Rouge, LA	12,930	790	29,436	1,648	939	30,935	8,675	2013	2009	9351 Siegen Lane
Baton Rouge, LA	—	1,605	6,356	361	1,605	6,717	270	2021	1989	8680 Jefferson Highway
Beaconsfield, UK	—	5,566	50,952	6,169	6,102	56,585	15,534	2013	2009	30-34 Station Road
Beaconsfield, QC	—	1,149	17,484	2,222	1,308	19,547	6,705	2013	2008	505 Elm Avenue
Beaver, PA	2,020	—	—	—	—	—	—	2020	1900	1225 Western Ave

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Beavercreek, OH	—	981	11,210	—	981	11,210	761	2019	2020	2475 Lillian Lane
Beckenham, UK	—	21,888	36,713	—	21,888	36,713	202	2019	2021	2 Roman Way
Bee Cave, TX	—	1,820	21,084	883	1,832	21,955	3,900	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	—	2,800	19,004	3,034	2,816	22,022	7,552	2013	1998	15928 NE 8th Street
Bellevue, WA	—	6,307	9,036	596	6,307	9,632	270	2021	1905	13350 SE 26th Street
Bellevue, WA	—	46,352	31,794	10,913	46,352	42,707	418	2021	1986	919 109th Avenue North East
Bellingham, WA	—	1,500	19,861	2,351	1,507	22,205	7,338	2010	1996	4415 Columbine Dr.
Bellingham, WA	—	1,290	16,292	1,261	1,290	17,553	1,842	2020	1999	848 W Orchard Dr
Belmont, CA	—	—	35,300	2,685	178	37,807	11,319	2013	2002	1010 Alameda de Las Pulgas
Berea, OH	5,205	—	—	—	—	—	—	2020	1900	45 Sheldon Road
Bethel Park, PA	—	1,643	12,965	—	1,643	12,965	1,294	2019	2019	631 McMurray Road
Bethel Park, PA	—	3,476	11,635	1,152	3,476	12,787	442	2021	1998	2960 Bethel Church Road
Bethesda, MD	—	—	45,309	1,607	3	46,913	13,229	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	—	69,731	3,513	66,218	4,943	2016	2018	4925 Battery Lane
Bethesda, MD	—	—	45	1,161	—	1,206	472	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	212	926	—	1,138	803	2013	2009	8300 Burdett Road
Birmingham, UK	—	151	19,858	—	151	19,858	5,322	2013	2006	5 Church Road, Edgbaston
Birmingham, UK	—	1,480	13,014	1,739	1,620	14,613	2,069	2015	2016	47 Bristol Road South
Blainville, QC	—	2,077	8,902	1,796	2,335	10,440	3,913	2013	2008	50 des Chateaux Boulevard
Bloomfield Hills, MI	—	2,000	35,662	1,550	2,133	37,079	10,468	2013	2009	6790 Telegraph Road
Boca Raton, FL	32,270	6,565	111,247	28,777	6,991	139,598	32,618	2018	1994	6343 Via De Sonrise Del Sur
Boise, ID	—	1,391	16,067	5,535	2,220	20,773	3,535	2019	1999	10250 W Smoke Ranch Drive
Boise, ID	—	1,625	9,547	921	1,625	10,468	305	2021	1905	7250 Poplar Street
Borehamwood, UK	—	5,367	41,937	5,435	5,912	46,827	13,810	2012	2003	Edgwarebury Lane
Bothell, WA	—	1,350	13,439	7,063	1,350	20,502	5,500	2015	1988	10605 NE 185th Street
Boulder, CO	—	2,994	27,458	3,010	3,150	30,312	10,239	2013	2003	3955 28th Street
Bournemouth, UK	—	5,527	42,547	6,007	6,070	48,011	13,670	2013	2008	42 Belle Vue Road
Bradenton, FL	—	4,664	10,136	1,066	4,664	11,202	254	2021	1987	1055 301 Blvd E
Braintree, MA	—	—	41,290	1,614	100	42,804	12,364	2013	2007	618 Granite Street
Brampton, ON	46,020	10,196	59,989	5,546	10,885	64,846	16,071	2015	2009	100 Ken Whillans Drive
Brandon, MS	—	1,220	10,241	2,118	1,220	12,359	3,360	2010	1999	140 Castlewoods Blvd
Bremerton, WA	—	2,417	22,627	1,825	2,417	24,452	2,226	2020	1999	966 Oyster Bay Ct
Bremerton, WA	—	2,145	6,200	1,088	2,145	7,288	493	2021	1985	2707 Clare Ave
Brentwood, UK	—	8,537	45,869	6,303	9,342	51,367	7,297	2016	2013	London Road
Brick, NJ	—	1,170	17,372	1,957	1,218	19,281	5,996	2010	1998	515 Jack Martin Blvd
Brick, NJ	—	690	17,125	6,200	695	23,320	6,055	2010	1999	1594 Route 88
Bridgewater, NJ	—	1,730	48,201	3,108	1,774	51,265	14,647	2010	1999	2005 Route 22 West
Brockport, NY	—	1,500	23,496	621	1,642	23,975	5,765	2015	1999	90 West Avenue
Brockville, ON	4,142	484	7,445	1,312	532	8,709	1,982	2015	1996	1026 Bridlewood Drive
Broken Arrow, OK	—	—	39	—	—	39	2	2021	2002	2601 S Elm Place
Brookfield, WI	—	1,300	12,830	361	1,300	13,191	2,904	2012	2013	1105 Davidson Road
Broomfield, CO	—	4,140	44,547	15,299	10,140	53,846	23,208	2013	2009	400 Summit Blvd
Brossard, QC	9,674	5,499	31,854	3,788	5,802	35,339	9,920	2015	1989	2455 Boulevard Rome

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Buckingham, UK	—	2,979	13,880	2,361	3,302	15,918	3,555	2014	1883	Church Street
Buffalo Grove, IL	—	2,850	49,129	4,771	2,850	53,900	15,467	2012	2003	500 McHenry Road
Burbank, CA	—	4,940	43,466	5,651	4,940	49,117	14,714	2012	2002	455 E. Angeleno Avenue
Burbank, CA	18,070	3,610	50,817	4,423	3,610	55,240	9,995	2016	1985	2721 Willow Street
Burke, VA	—	—	—	52,686	2,616	50,070	3,810	2016	2018	9617 Burke Lake Road
Burleson, TX	—	3,150	10,437	723	3,150	11,160	2,305	2012	2014	621 Old Highway 1187
Burlingame, CA	—	—	62,786	231	—	63,017	10,427	2016	2015	1818 Trousdale Avenue
Burlington, ON	16,974	1,309	19,311	2,801	1,431	21,990	6,253	2013	1990	500 Appleby Line
Burlington, MA	—	2,443	34,354	1,730	2,578	35,949	10,975	2013	2005	24 Mall Road
Burlington, WA	—	877	15,986	—	877	15,986	2,359	2019	1999	410 S Norris St
Burlington, WA	—	768	8,268	—	768	8,268	1,391	2019	1996	112 / 210 North Skagit Street
Bushey, UK	—	12,690	36,482	3,196	13,433	38,935	4,088	2015	2018	Elton House, Elton Way
Calgary, AB	10,339	2,252	37,415	4,627	2,477	41,817	12,235	2013	2003	20 Promenade Way SE
Calgary, AB	11,644	2,793	41,179	4,708	3,044	45,636	13,164	2013	1998	80 Edenwold Drive NW
Calgary, AB	9,301	3,122	38,971	5,127	3,446	43,774	12,411	2013	1998	150 Scotia Landing NW
Calgary, AB	20,268	3,431	28,983	4,473	3,711	33,176	8,833	2013	1989	9229 16th Street SW
Calgary, AB	23,968	2,385	36,776	5,797	2,590	42,368	8,723	2015	2006	2220-162nd Avenue SW
Camberley, UK	—	9,974	39,168	3,242	10,557	41,827	5,253	2016	2017	Pembroke Broadway
Camberley, UK	—	2,654	5,736	19,840	5,877	22,353	3,301	2014	2016	Fernhill Road
Camillus, NY	—	1,249	7,360	5,401	2,082	11,928	1,830	2019	2016	3877 Milton Avenue
Cardiff, UK	—	3,191	12,566	4,153	3,668	16,242	5,267	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	34,123	5,880	64,711	6,249	5,880	70,960	22,681	2011	2009	3535 Manchester Avenue
Carmel, IN	—	2,766	50,326	3,093	2,766	53,419	225	2021	2017	689 Pro-Med Ln
Carmichael, CA	23,708	739	7,698	37,589	2,440	43,586	4,385	2019	2014	4717 Engle Road
Carol Stream, IL	—	1,730	55,048	4,951	1,730	59,999	17,754	2012	2001	545 Belmont Lane
Carrollton, TX	—	4,280	31,444	1,658	4,280	33,102	6,998	2013	2010	2105 North Josey Lane
Carrollton, GA	—	2,537	8,183	976	2,537	9,159	548	2021	1996	150 Cottage Landing
Carson City, NV	—	1,601	22,159	1,383	1,601	23,542	615	2021	1986	2120 E Long
Cary, NC	—	740	45,240	1,168	742	46,406	11,968	2013	2009	1206 West Chatham Street
Cary, NC	—	6,112	70,008	10,589	6,155	80,554	16,202	2018	1999	300 Kildaire Woods Drive
Cedar Falls, IA	—	1,259	9,188	742	1,259	9,930	344	2021	1997	2603 Orchard Drive
Cedar Hill, TX	—	1,971	24,590	—	1,971	24,590	855	2020	2020	1240 East Pleasant Run
Cedar Park, TX	—	1,750	15,664	950	1,750	16,614	2,534	2016	2015	800 C-Bar Ranch Trail
Cerritos, CA	—	—	27,494	7,263	—	34,757	9,712	2016	2002	11000 New Falcon Way
Charleston, IL	—	552	740	70	552	810	120	2021	2001	300 Lincoln Highway Road
Charleston, SC	—	2,912	18,935	882	2,912	19,817	498	2021	2005	1451 Tobias Gadson Blvd.
Charlotte, NC	—	5,279	17,582	1,743	5,279	19,325	681	2021	1987	5512 Carmel Road
Charlottesville, VA	—	4,651	91,468	21,158	4,831	112,446	21,386	2018	1991	2610 Barracks Road
Chatham, ON	77	1,098	12,462	4,327	1,270	16,617	4,259	2015	1965	25 Keil Drive North
Chattanooga, TN	—	3,373	14,108	1,683	3,373	15,791	598	2021	1998	7511 Shallowford Road
Chelmsford, MA	—	1,040	10,951	6,221	1,131	17,081	5,975	2003	1997	4 Technology Dr.
Chelmsford, MA	—	2,364	31,460	1,683	2,364	33,143	840	2021	1995	20 Summer Street
Chertsey, UK	—	9,566	25,886	3,954	10,125	29,281	3,624	2015	2018	Bittams Lane

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Chesapeake, VA	—	2,214	20,472	2,094	2,214	22,566	760	2021	2004	933 Cedar Road
Chesterfield, MO	—	1,857	48,366	2,023	1,917	50,329	13,645	2013	2001	1880 Clarkson Road
Chesterton, IN	—	2,980	37,614	1,246	2,980	38,860	2,603	2020	2019	700 Dickinson Rd
Chico, CA	—	1,780	13,201	1,553	1,780	14,754	557	2021	1984	2801 Cohasset
Chorleywood, UK	—	5,636	43,191	7,738	6,194	50,371	16,297	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	—	2,072	22,163	1,650	2,186	23,699	6,973	2013	2003	3302 Bonita Road
Chula Vista, CA	—	4,217	29,986	1,880	4,217	31,866	1,350	2021	2018	1290 Santa Rosa Dr
Church Crookham, UK	—	2,591	14,215	2,307	2,855	16,258	4,334	2014	2014	2 Bourley Road
Cincinnati, OH	—	1,750	11,366	—	1,750	11,366	1,091	2019	2019	732 Clough Pike Road
Cincinnati, OH	—	1,606	2,958	1,036	1,606	3,994	579	2021	1998	4650 East Galbraith Road
Cincinnati, OH	—	3,345	46,717	6,150	3,345	52,867	953	2021	1986	8135 Beechmont Ave
Citrus Heights, CA	—	2,300	31,876	3,193	2,300	35,069	11,820	2010	1997	7418 Stock Ranch Rd.
Clackamas, OR	—	1,240	3,581	339	1,240	3,920	502	2021	1999	14370 SE Oregon Trail Dr
Claremont, CA	—	2,430	9,928	2,230	2,553	12,035	4,104	2013	2001	2053 North Towne Avenue
Clay, NY	—	1,371	11,471	—	1,371	11,471	1,724	2019	2014	8547 Morgan Road
Clearwater, FL	—	1,727	4,542	361	1,727	4,903	230	2021	1985	1100 Ponce de Leon Blvd.
Cleburne, TX	—	520	5,369	319	520	5,688	2,119	2006	2007	402 S Colonial Drive
Cohasset, MA	—	2,485	26,147	2,421	2,500	28,553	8,639	2013	1998	125 King Street (Rt 3A)
Colleyville, TX	—	1,050	17,082	84	1,050	17,166	2,313	2016	2013	8100 Precinct Line Road
Colorado Springs, CO	—	800	14,756	2,269	1,034	16,791	5,352	2013	2001	2105 University Park Boulevard
Colorado Springs, CO	—	1,142	14,147	1,363	1,142	15,510	521	2021	1985	5820 Flintridge Drive
Colts Neck, NJ	—	780	14,733	3,594	1,463	17,644	5,481	2010	2002	3 Meridian Circle
Columbus, IN	—	610	3,190	209	610	3,399	1,048	2010	1998	2564 Foxpointe Dr.
Columbus, IN	—	1,593	10,953	1,233	1,593	12,186	453	2021	2000	3660 Central Avenue
Columbus, GA	—	(3)	36	—	(3)	36	2	2021	1998	6850 River Road
Conroe, TX	—	980	7,771	408	980	8,179	2,670	2009	2010	903 Longmire Road
Coos Bay, OR	—	864	7,971	719	864	8,690	1,073	2020	1996	192 Norman Ave.
Coos Bay, OR	—	1,792	9,852	1,004	1,792	10,856	1,346	2020	2006	1855 Ocean Blvd SE
Coquitlam, BC	8,163	3,047	24,567	3,447	3,337	27,724	9,074	2013	1990	1142 Dufferin Street
Crystal Lake, IL	—	875	12,461	2,284	971	14,649	4,855	2013	2001	751 E Terra Cotta Avenue
Crystal Lake, IL	—	7,678	31,875	7,996	7,678	39,871	314	2021	1988	965 N. Brighton Circle W
Dallas, TX	—	6,330	114,794	3,420	6,330	118,214	23,567	2015	2013	3535 N Hall Street
Dana Point, CA	—	5,508	51,522	2,844	5,508	54,366	268	2021	1994	25411 Sea Bluffs Drive
Danville, IN	—	2,236	28,738	19	2,236	28,757	73	2021	2021	200 S Arbor Ln
Dardenne Prairie, MO	—	1,309	11,271	236	1,309	11,507	292	2021	2010	1030 Barathaven Blvd.
Decatur, GA	—	1,098	13,067	2,235	1,098	15,302	548	2021	1987	341 Winn Way
Decatur, GA	—	—	—	31,583	1,946	29,637	9,096	2013	1998	920 Clairemont Avenue
Denver, CO	—	1,450	19,389	5,386	1,450	24,775	6,526	2012	1997	4901 South Monaco Street
Denver, CO	—	2,910	35,838	8,036	2,910	43,874	12,921	2012	2007	8101 E Mississippi Avenue
Denver, CO	—	1,533	9,221	108,783	5,402	114,135	15,517	2019	2014	1500 Little Raven St
Denver, CO	—	1,989	21,556	1,039	1,989	22,595	1,782	2020	2017	2979 Uinta Street
Des Moines, IA	—	1,196	8,847	782	1,196	9,629	329	2021	1990	4610 Douglas Avenue
Dix Hills, NY	—	3,808	39,014	2,592	4,092	41,322	12,177	2013	2003	337 Deer Park Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Dollard-Des-Ormeaux, QC	—	1,957	14,431	2,186	2,181	16,393	6,357	2013	2008	4377 St. Jean Blvd
Dresher, PA	8,380	1,900	10,664	1,575	1,914	12,225	4,779	2013	2006	1650 Susquehanna Road
Dublin, OH	—	1,169	25,345	173	1,169	25,518	4,560	2016	2015	4175 Stoneridge Lane
Durham, NC	—	3,212	22,108	1,242	3,212	23,350	638	2021	1998	205 Emerald Pond Lane
East Amherst, NY	—	1,638	11,677	—	1,638	11,677	1,871	2019	2015	8040 Roll Road
East Lansing, MI	—	3,919	17,509	1,864	3,919	19,373	712	2021	2000	5968 Pakr Lake Road
East Meadow, NY	—	69	45,991	2,184	127	48,117	13,856	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	—	4,920	37,354	2,274	4,986	39,562	11,527	2013	2002	1 Sunrise Drive
Eastbourne, UK	—	4,145	33,744	4,369	4,549	37,709	11,167	2013	2008	6 Upper Kings Drive
Edgbaston, UK	—	2,720	13,969	1,959	2,977	15,671	2,248	2014	2015	Speedwell Road
Edgewater, NJ	—	4,561	25,047	2,452	4,564	27,496	8,235	2013	2000	351 River Road
Edison, NJ	—	1,892	32,314	4,007	1,993	36,220	12,648	2013	1996	1801 Oak Tree Road
Edmonds, WA	—	1,650	24,449	10,016	1,650	34,465	7,191	2015	1976	21500 72nd Avenue West
Edmonds, WA	—	2,891	26,413	1,775	2,891	28,188	2,254	2020	2000	180 2nd Ave S
Edmonton, AB	7,373	1,589	29,819	4,145	1,778	33,775	10,131	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	9,717	2,063	37,293	5,066	2,253	42,169	14,233	2013	1968	10015 103rd Avenue NW
Effingham, IL	—	606	3,437	262	606	3,699	327	2021	1997	1101 North Maple Street
Effingham, IL	—	105	336	124	105	460	77	2021	1996	505 West Temple Avenue
El Dorado Hills, CA	—	—	—	57,020	5,190	51,830	3,348	2017	2019	2020 Town Center West Way
Encino, CA	—	5,040	46,255	6,801	5,040	53,056	15,509	2012	2003	15451 Ventura Boulevard
Englishtown, NJ	—	690	12,520	2,488	860	14,838	4,933	2010	1997	49 Lasatta Ave
Epsom, UK	—	20,159	34,803	6,407	22,059	39,310	5,692	2016	2014	450-458 Reigate Road
Erie, PA	—	1,460	9,162	—	1,460	9,162	1,596	2019	2013	4400 East Lake Road
Esher, UK	—	5,783	48,361	9,596	6,350	57,390	16,445	2013	2006	42 Copsem Lane
Evans, GA	—	3,211	17,217	3,286	3,211	20,503	783	2021	1999	100 Washington Commons Dr
Evansville, IN	—	1,038	10,570	1,413	1,038	11,983	475	2021	1991	5050 Lincoln Avenue
Everett, WA	—	638	8,708	697	638	9,405	1,025	2020	1998	524 75th St SE
Everett, WA	—	1,912	14,773	1,874	1,912	16,647	549	2021	1989	3915 Colby Avenue N
Fairfield, NJ	—	3,120	43,868	2,514	3,255	46,247	13,407	2013	1998	47 Greenbrook Road
Fairfield, IL	—	561	3,773	222	561	3,995	319	2021	1997	315 Market Street
Fairfield, CA	—	1,460	14,040	7,062	1,460	21,102	8,669	2002	1998	3350 Cherry Hills St.
Fairfield, OH	—	1,416	12,933	—	1,416	12,933	1,393	2019	2018	520 Patterson Boulevard
Fareham, UK	—	3,408	17,970	2,634	3,755	20,257	4,952	2014	2012	Redlands Lane
Florence, AL	—	353	13,049	1,628	385	14,645	4,839	2010	1999	3275 County Road 47
Flossmoor, IL	—	1,292	9,496	3,054	1,362	12,480	4,425	2013	2000	19715 Governors Highway
Folsom, CA	—	1,490	32,754	185	1,490	32,939	7,011	2015	2014	1574 Creekside Drive
Folsom, CA	—	2,306	10,159	789	2,306	10,948	580	2021	2010	1801 E. Natoma St.
Fort Smith, AR	—	—	74	—	—	74	2	2021	1997	8420 Phoenix Ave
Fort Wayne, IN	—	3,637	42,242	729	3,637	42,971	2,188	2020	2018	3715 Union Chapel Rd
Fort Worth, TX	—	4,179	40,328	17,804	7,131	55,180	6,998	2019	2017	3401 Amador Drive
Fort Worth, TX	—	2,538	18,909	—	2,538	18,909	1,157	2020	2020	3401 Amador Drive
Fort Worth, TX	—	2,080	27,888	6,373	2,080	34,261	11,106	2012	2001	2151 Green Oaks Road
Fort Worth, TX	—	1,740	19,799	857	1,740	20,656	3,605	2016	2014	7001 Bryant Irvin Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Franklin, TN	—	5,733	13,653	1,784	5,733	15,437	553	2021	1999	314 Cool Springs Blvd.
Fremont, CA	—	3,400	25,300	6,354	3,456	31,598	12,971	2005	1987	2860 Country Dr.
Fresno, CA	22,982	896	10,591	25,532	2,459	34,560	3,827	2019	2014	5605 North Gates Avenue
Fresno, CA	—	—	25	—	—	25	1	2021	1988	6035 N Marks Avenue
Frome, UK	—	2,720	14,813	2,415	2,977	16,971	3,828	2014	2012	Welshmill Lane
Fullerton, CA	—	1,964	19,989	1,696	1,998	21,651	6,517	2013	2008	2226 North Euclid Street
Fullerton, CA	—	1,801	5,878	317	1,801	6,195	349	2021	1987	1510 East Commonwealth Avenue
Gahanna, OH	—	772	11,214	2,117	847	13,256	4,166	2013	1998	775 East Johnstown Road
Gahanna, OH	—	—	26	—	—	26	2	2021	2005	1201 Riva Ridge Ct.
Gainesville, GA	—	1,908	25,082	1,954	1,908	27,036	797	2021	2000	940 South Enota Drive
Garden Grove, CA	—	2,107	3,990	559	2,107	4,549	409	2021	1999	11848 Valley View Street
Gardnerville, NV	—	1,143	10,831	3,137	1,164	13,947	9,630	1998	1999	1565-A Virginia Ranch Rd.
Gig Harbor, WA	—	1,560	15,947	3,537	1,583	19,461	5,978	2010	1994	3213 45th St. Court NW
Gilbert, AZ	14,200	2,160	28,246	2,405	2,206	30,605	10,990	2013	2008	580 S. Gilbert Road
Glen Cove, NY	—	4,594	35,236	2,634	4,688	37,776	12,588	2013	1998	39 Forest Avenue
Glendale, AZ	—	3,114	24,668	—	3,114	24,668	424	2021	2018	8847 W. Glendale Ave
Glenview, IL	—	2,090	69,288	5,809	2,090	75,097	22,200	2012	2001	2200 Golf Road
Golden Valley, MN	3,600	1,520	33,513	1,771	1,634	35,170	9,968	2013	2005	4950 Olson Memorial Highway
Granbury, TX	—	2,040	30,670	784	2,040	31,454	8,936	2011	2009	100 Watermark Boulevard
Grand Forks, ND	—	1,050	12,463	684	1,050	13,147	476	2021	2014	3783 S 16th St #112
Grand Prairie, TX	—	1,880	23,827	—	1,880	23,827	371	2021	2021	3013 Doryn Drive
Grand Rapids, MI	—	2,179	14,693	1,052	2,179	15,745	486	2021	2003	3121 Lake Michigan Dr NW
Grants Pass, OR	—	561	8,603	271	561	8,874	243	2021	1985	1001 NE A Street
Greenville, SC	—	893	21,242	1,553	893	22,795	659	2021	1989	1180 Haywood Road
Greenville, SC	—	—	41	—	—	41	1	2021	1997	11 East August Place
Gresham, OR	—	1,966	6,255	311	1,966	6,566	178	2021	1985	2895 SE Powell Valley Rd.
Grimsby, ON	—	636	5,617	997	693	6,557	1,630	2015	1991	84 Main Street East
Grosse Pointe Woods, MI	—	950	13,662	1,010	950	14,672	4,137	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	—	1,430	31,777	1,391	1,435	33,163	9,273	2013	2005	21260 Mack Avenue
Grove City, OH	—	3,575	85,764	1,889	3,509	87,719	8,921	2018	2017	3717 Orders Road
Grove City, OH	—	1,099	4,781	465	1,099	5,246	431	2021	1990	2320 Sonora Drive
Guildford, UK	—	5,361	56,494	6,478	5,870	62,463	17,299	2013	2006	Astolat Way, Peasmarsh
Gurnee, IL	—	890	27,931	2,750	945	30,626	8,578	2013	2002	500 North Hunt Club Road
Haddonfield, NJ	—	520	16,363	709	527	17,065	3,385	2011	2015	132 Warwick Road
Hamburg, NY	—	971	10,909	—	971	10,909	1,687	2019	2009	4600 Southwestern Blvd
Hamilton, OH	—	1,128	10,940	1,067	1,163	11,972	1,446	2019	2019	1740 Eden Park Drive
Hampshire, UK	—	4,172	26,035	3,420	4,577	29,050	8,434	2013	2006	22-26 Church Road
Happy Valley, OR	—	721	10,369	—	721	10,369	1,398	2019	1998	8915 S.E. Monterey
Harrisburg, IL	—	858	4,623	317	858	4,940	462	2021	2005	165 Ron Morse Drive
Haverford, PA	—	1,880	33,993	2,934	1,907	36,900	10,476	2010	2000	731 Old Buck Lane
Helena, MT	—	1,850	17,091	1,954	1,850	19,045	842	2021	1998	2801 Colonial Drive
Hemet, CA	—	1,877	8,946	542	1,877	9,488	335	2021	1905	800 W Oakland Ave
Henderson, NV	—	1,190	11,600	1,311	1,298	12,803	4,887	2013	2008	1555 West Horizon Ridge Parkway

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Hermitage, PA	—	1,084	14,196	1,253	1,084	15,449	497	2021	2001	260 S. Buhl Farm Dr.
Hickory, NC	—	1,600	26,405	2,014	1,600	28,419	842	2021	2002	915 29th Avenue NE
High Point, NC	—	1,355	19,751	1,984	1,355	21,735	736	2021	2002	1573 Skeet Club Rd.
High Wycombe, UK	—	3,567	13,422	1,566	3,776	14,779	2,024	2015	2017	The Row Lane End
Highland Park, IL	—	2,820	15,832	1,149	2,820	16,981	4,093	2011	2012	1651 Richfield Avenue
Highland Park, IL	—	2,250	25,313	1,677	2,271	26,969	8,746	2013	2005	1601 Green Bay Road
Hindhead, UK	—	17,852	48,645	7,655	19,535	54,617	7,751	2016	2012	Portsmouth Road
Hingham, MA	—	1,440	32,292	506	1,444	32,794	7,071	2015	2012	1 Sgt. William B Terry Drive
Holbrook, NY	—	3,957	35,337	2,843	4,219	37,918	10,892	2013	2001	320 Patchogue Holbrook Road
Honolulu, HI	—	22,918	49,662	6,384	22,918	56,046	1,602	2021	1998	428 Kawaihae St
Hoover, AL	—	2,165	16,059	1,984	2,165	18,043	605	2021	2004	3517 Lorna Road
Horley, UK	—	2,332	12,144	2,243	2,560	14,159	3,820	2014	2014	Court Lodge Road
Houston, TX	—	3,830	55,674	10,039	3,830	65,713	20,771	2012	1998	2929 West Holcombe Boulevard
Houston, TX	—	1,040	31,965	6,984	1,040	38,949	10,763	2012	1999	505 Bering Drive
Houston, TX	—	1,750	15,603	1,707	1,750	17,310	2,851	2016	2014	10120 Louetta Road
Houston, TX	—	960	15,550	—	960	15,550	9,286	2011	1995	10225 Cypresswood Dr
Howell, NJ	—	1,066	21,577	1,685	1,154	23,174	6,879	2010	2007	100 Meridian Place
Huntington Beach, CA	—	3,808	31,172	3,194	3,931	34,243	11,450	2013	2004	7401 Yorktown Avenue
Independence, MO	—	1,562	14,452	—	1,562	14,452	1,558	2019	2019	19301 East Eastland Ctr Ct
Independence, MO	—	3,230	20,425	4,157	3,230	24,582	184	2021	1990	2100 Swope Drive
Iowa City, IA	—	891	5,680	331	891	6,011	197	2021	1991	2423 Walden Road
Jackson, TN	—	1,370	11,317	1,173	1,370	12,490	401	2021	1996	25 Max Lane Drive
Jacksonville, FL	—	1,205	11,991	22,939	6,550	29,585	2,704	2019	2019	10520 Validus Drive
Johns Creek, GA	—	1,580	23,285	1,624	1,588	24,901	7,211	2013	2009	11405 Medlock Bridge Road
Johnson City, NY	—	1,440	11,675	1,124	1,421	12,818	1,959	2019	2013	1035 Anna Maria Drive
Kalamazoo, MI	—	7,531	37,252	8,794	7,531	46,046	412	2021	1989	1700 Bronson Way
Kanata, ON	—	1,689	28,670	2,574	1,775	31,158	9,271	2012	2005	70 Stonehaven Drive
Kelowna, BC	4,654	2,688	13,647	2,781	2,939	16,177	5,285	2013	1999	863 Leon Avenue
Kennebunk, ME	—	2,700	30,204	6,063	3,394	35,573	15,813	2013	2006	One Huntington Common Drive
Kenner, LA	—	1,100	10,036	3,889	1,100	13,925	10,932	1998	2000	1600 Joe Yenni Blvd
Kenner, LA	—	809	11,820	524	809	12,344	298	2021	1905	1101 Sunset Boulevard
Kennett Square, PA	—	1,050	22,946	981	1,104	23,873	6,811	2010	2008	301 Victoria Gardens Dr.
Kingston, ON	11,587	1,030	11,416	2,424	1,445	13,425	2,877	2015	1983	181 Ontario Street
Kingston upon Thames, UK	—	33,063	46,696	8,683	36,180	52,262	7,315	2016	2014	Coombe Lane West
Kingwood, TX	—	480	9,777	1,086	480	10,863	3,485	2011	1999	22955 Eastex Freeway
Kingwood, TX	—	1,683	24,207	2,500	1,683	26,707	5,262	2017	2012	24025 Kingwood Place
Kirkland, WA	—	1,880	4,315	2,404	1,880	6,719	2,656	2003	1996	6505 Lakeview Dr.
Kitchener, ON	9,360	1,341	13,939	5,281	1,495	19,066	4,706	2016	2003	1250 Weber Street E
Klamath Falls, OR	—	1,335	10,174	1,500	1,335	11,674	1,530	2020	2000	615 Washburn Way
La Palma, CA	—	2,950	16,591	1,422	2,996	17,967	5,494	2013	2003	5321 La Palma Avenue
Lackawanna, NY	—	1,029	5,815	—	1,029	5,815	1,033	2019	2002	133 Orchard Place
Lafayette Hill, PA	—	1,750	11,848	2,542	1,867	14,273	5,548	2013	1998	429 Ridge Pike
Laguna Hills, CA	—	12,820	75,926	20,060	12,820	95,986	24,934	2016	1988	24903 Moulton Parkway

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Laguna Woods, CA	—	11,280	76,485	13,614	11,280	90,099	21,498	2016	1987	24441 Calle Sonora
Laguna Woods, CA	—	9,150	57,842	12,772	9,150	70,614	17,105	2016	1986	24962 Calle Aragon
Lake Havasu City, AZ	—	364	1,599	225	364	1,824	355	2020	2009	320 Lake Havasu Ave. N,
Lake Zurich, IL	—	1,470	9,830	3,045	1,470	12,875	5,205	2011	2007	550 America Court
Lakeland, FL	—	2,416	18,028	1,763	2,416	19,791	667	2021	1999	1325 Grasslands Boulevard
Lancaster, CA	—	700	15,295	2,532	712	17,815	6,340	2010	1999	43051 15th St. West
Lancaster, OH	—	289	1,975	102	289	2,077	140	2021	1996	800 Becks Knob Road
Lancaster, OH	—	1,029	7,069	630	1,029	7,699	507	2021	1981	2750 West Fair Avenue
Lancaster, NY	—	1,262	12,181	—	1,262	12,181	1,999	2019	2011	18 Pavement Road
Las Vegas, NV	—	5,908	36,955	4,213	5,908	41,168	5,193	2020	1999	1600 S Valley View Road
Las Vegas, NV	—	1,274	13,748	540	1,274	14,288	1,357	2020	2001	3300 Winterhaven Street
Las Vegas, NV	—	2,412	22,045	1,424	2,412	23,469	2,750	2020	1997	3210 S Sandhill Road
Laval, QC	21,048	2,105	32,161	6,585	2,246	38,605	6,850	2018	2005	269, boulevard Ste. Rose
Laval, QC	3,943	2,383	5,968	1,932	2,544	7,739	1,306	2018	1989	263, boulevard Ste. Rose
Lawrenceville, GA	—	1,500	29,003	1,031	1,529	30,005	8,828	2013	2008	1375 Webb Gin House Road
Lawrenceville, GA	—	3,513	23,081	1,092	3,513	24,173	596	2021	2007	2899 Five Forks Trickum Road
Leatherhead, UK	—	4,682	17,835	2,292	4,956	19,853	2,579	2015	2017	Rectory Lane
Leawood, KS	—	2,490	32,493	7,318	5,610	36,691	11,196	2012	1999	4400 West 115th Street
Lenexa, KS	9,700	826	26,251	1,652	927	27,802	8,758	2013	2006	15055 West 87th Street Parkway
Lexington, SC	—	1,843	14,519	782	1,843	15,301	428	2021	2001	203 Old Chapin Rd.
Lincoln, NE	—	390	13,807	393	390	14,200	4,263	2010	2000	7208 Van Dorn St.
Lincoln, NE	—	884	9,915	722	884	10,637	329	2021	1990	1111 S 70th
Lincroft, NJ	—	9	19,958	1,976	148	21,795	6,656	2013	2002	734 Newman Springs Road
Linwood, NJ	—	800	21,984	2,382	870	24,296	7,152	2010	1997	432 Central Ave
Litchfield, CT	—	1,240	17,908	12,051	1,308	29,891	7,354	2010	1998	19 Constitution Way
Little Neck, NY	—	3,350	38,461	3,921	3,358	42,374	12,068	2010	2000	5515 Little Neck Pkwy.
Livingston, NJ	—	8,000	44,424	1,776	8,040	46,160	6,676	2015	2017	369 E Mt Pleasant Avenue
Lombard, IL	17,010	2,130	59,943	2,055	2,218	61,910	17,480	2013	2009	2210 Fountain Square Dr
London, UK	—	3,121	10,027	2,367	3,430	12,085	2,940	2014	2012	71 Hatch Lane
London, UK	—	7,691	16,797	2,106	8,141	18,453	2,850	2015	2016	6 Victoria Drive
London, UK	—	—	—	77,131	24,542	52,589	2,600	2017	2020	39-41 East Hill, Wandsworth
London, ON	10,558	1,969	16,985	3,292	2,137	20,109	4,742	2015	1953	1486 Richmond Street North
London, ON	—	1,445	13,631	2,391	1,694	15,773	3,529	2015	1950	81 Grand Avenue
Longmont, CO	—	1,756	10,572	1,253	1,756	11,825	465	2021	1986	2210 Main Street
Longueuil, QC	8,405	3,992	23,711	5,233	4,403	28,533	7,153	2015	1989	70 Rue Levis
Longview, TX	—	610	5,520	446	610	5,966	2,187	2006	2007	311 E Hawkins Pkwy
Lorain, OH	—	1,397	13,005	—	1,397	13,005	1,190	2019	2018	5401 North Pointe Pkwy
Los Angeles, CA	55,314	—	114,438	9,535	—	123,973	38,324	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	—	3,540	19,007	4,337	3,540	23,344	7,657	2012	2001	2051 N. Highland Avenue
Los Angeles, CA	—	—	28,050	6,125	71	34,104	6,837	2016	2006	4061 Grand View Boulevard
Louisville, KY	—	1,588	8,552	702	1,588	9,254	271	2021	2000	620 Valley Coillege Drive
Louisville, KY	—	2,274	9,766	1,002	2,274	10,768	322	2021	1998	8021 Christian Court
Louisville, KY	—	2,420	20,816	3,432	2,420	24,248	7,719	2012	1999	4600 Bowling Boulevard

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Louisville, KY	13,650	1,600	20,326	1,331	1,600	21,657	6,796	2013	2010	6700 Overlook Drive
Louisville, CO	—	2,266	13,002	21,470	1,939	34,799	4,254	2019	2008	1336 E Hecla Drive
Louisville, CO	—	1,042	8,396	18,912	1,156	27,194	2,011	2019	2019	1800 Plaza Drive
Louisville, CO	—	1,432	6,684	53,555	2,584	59,087	10,262	2019	1999	1855 Plaza Drive
Louisville, CO	—	1,323	7,547	9,270	1,391	16,749	1,969	2019	1999	282 McCaslin Blvd
Louisville, CO	—	1,630	12,001	36,522	2,332	47,821	5,970	2019	2004	1331 E Hecla Drive
Lynnfield, MA	—	3,165	45,200	2,944	3,774	47,535	14,223	2013	2006	55 Salem Street
Madison, TN	—	2,093	7,764	542	2,093	8,306	266	2021	1986	200 East Webster
Mahwah, NJ	—	1,605	27,249	1,187	1,608	28,433	4,835	2012	2015	15 Edison Road
Malvern, PA	—	1,651	17,194	2,975	1,804	20,016	7,370	2013	1998	324 Lancaster Avenue
Manassas, VA	—	2,946	15,196	1,413	2,946	16,609	542	2021	1994	9852 Fairmont Avenue
Mansfield, TX	—	660	5,251	362	660	5,613	2,105	2006	2007	2281 Country Club Dr
Manteca, CA	—	1,300	12,125	5,149	1,312	17,262	7,092	2005	1986	430 N. Union Rd.
Maple Ridge, BC	9,431	2,875	11,922	3,241	3,325	14,713	2,479	2015	2009	12241 224th Street
Marieville, QC	5,805	1,278	12,113	1,470	1,412	13,449	3,022	2015	2002	425 rue Claude de Ramezay
Markham, ON	48,212	3,727	48,939	5,741	4,003	54,404	18,826	2013	1981	7700 Bayview Avenue
Marlboro, NJ	—	2,222	14,888	1,778	2,268	16,620	5,362	2013	2002	3A South Main Street
Marlow, UK	—	9,068	39,720	3,511	9,599	42,700	6,664	2013	2014	210 Little Marlow Road
Marysville, WA	—	620	4,780	2,873	620	7,653	3,085	2003	1998	9802 48th Dr. N.E.
Marysville, OH	—	408	764	94	408	858	136	2021	1990	715 South Walnut Street
Mattoon, IL	—	791	1,702	203	791	1,905	246	2021	1999	2008 South 9th Street
Mattoon, IL	—	505	2,054	204	505	2,258	237	2021	2001	1920 Brookstone Lane
McKinney, TX	—	1,570	7,389	281	1,570	7,670	2,546	2009	2010	2701 Alma Rd.
Medicine Hat, AB	9,834	1,432	14,141	1,228	1,559	15,242	4,367	2015	1999	223 Park Meadows Drive SE
Medina, OH	—	1,309	10,540	2,413	1,731	12,531	1,580	2019	2017	699 North Huntington St
Melbourne, FL	—	7,070	48,257	45,093	7,070	93,350	31,049	2007	2009	7300 Watersong Lane
Melville, NY	—	4,280	73,283	8,032	4,332	81,263	23,012	2010	2001	70 Pinelawn Rd
Memphis, TN	—	1,800	17,744	3,383	1,800	21,127	7,718	2012	1999	6605 Quail Hollow Road
Memphis, TX	—	2,794	3,093	881	2,794	3,974	419	2021	1981	1645 Massey Road
Memphis, TN	—	1,578	9,368	565	1,578	9,933	436	2021	2018	8722 Winchester Rd
Menomonee Falls, WI	—	1,020	6,984	2,579	1,020	9,563	3,217	2006	2007	W128 N6900 Northfield Drive
Merced, CA	—	2,806	12,444	848	2,806	13,292	347	2021	1905	3460 R Street
Mesa, AZ	—	950	9,087	4,647	950	13,734	6,613	1999	2000	7231 E. Broadway
Metairie, LA	14,200	725	27,708	1,873	759	29,547	7,955	2013	2009	3732 West Esplanade Ave. S
Mill Creek, WA	—	10,150	60,274	4,529	10,179	64,774	23,660	2010	1998	14905 Bothell-Everett Hwy
Millbrook, NY	—	12,708	7,671	4,777	12,708	12,448	251	2021	1985	79 Flint Road
Milton, ON	18,806	4,542	25,321	7,974	4,957	32,880	5,599	2015	2012	611 Farmstead Drive
Milwaukie, OR	—	2,391	17,777	2,485	2,391	20,262	654	2021	1996	4017 SE Vineyard Road
Minnetonka, MN	—	920	29,344	1,533	964	30,833	8,530	2013	2006	18605 Old Excelsior Blvd.
Mission Viejo, CA	12,977	6,600	52,118	8,717	6,600	60,835	12,471	2016	1998	27783 Center Drive
Mississauga, ON	7,971	1,602	17,996	2,278	1,739	20,137	5,918	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	25,740	3,649	35,137	5,020	3,997	39,809	11,575	2015	1988	1490 Rathburn Road East
Mississauga, ON	5,814	2,548	15,158	4,452	2,762	19,396	4,893	2015	1989	85 King Street East

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Missoula, MT	—	550	7,490	1,267	553	8,754	3,529	2005	1998	3620 American Way
Mobberley, UK	—	5,146	26,665	4,043	5,660	30,194	10,516	2013	2007	Barclay Park, Hall Lane
Mobile, AL	—	737	9,072	1,133	737	10,205	400	2021	1995	650 University Boulevard South
Modesto, CA	—	—	293	—	—	293	8	2021	1987	3420 Shawnee Drive
Molalla, OR	—	1,210	3,903	436	1,210	4,339	674	2020	1998	835 E Main St
Monterey, CA	—	6,440	29,101	3,319	6,443	32,417	9,580	2013	2009	1110 Cass St.
Montgomery, AL	—	524	9,760	1,163	524	10,923	422	2021	1991	5801 EastdaleDrive
Montgomery, MD	—	6,482	83,642	14,743	6,709	98,158	19,891	2018	1992	3701 International Dr
Montgomery Village, MD	—	3,530	18,246	7,432	4,291	24,917	12,188	2013	1993	19310 Club House Road
Montreal-Nord, QC	10,733	4,407	23,719	10,585	4,704	34,007	6,448	2018	1988	6700, boulevard Gouin Est
Moorestown, NJ	—	2,060	51,628	7,644	2,095	59,237	15,647	2010	2000	1205 N. Church St
Moose Jaw, SK	1,556	582	12,973	2,229	630	15,154	4,257	2013	2001	425 4th Avenue NW
Morton Grove, IL	—	1,900	15,724	—	1,900	15,724	5,374	2010	2011	5520 N. Lincoln Ave.
Murphy, TX	—	1,950	19,182	818	1,950	20,000	3,490	2015	2012	304 West FM 544
Myrtle Beach, SC	—	—	69	—	—	69	3	2021	2005	3736 Robert M. Grissom Pkwy
Nacogdoches, TX	—	390	5,754	291	390	6,045	2,279	2006	2007	5902 North St
Naperville, IL	—	1,550	12,237	2,388	1,550	14,625	4,625	2012	2013	1936 Brookdale Road
Naperville, IL	—	1,540	28,204	1,975	1,593	30,126	9,007	2013	2002	535 West Ogden Avenue
Nashville, TN	—	3,900	35,788	4,850	3,900	40,638	14,081	2012	1999	4206 Stammer Place
New Braunfels, TX	—	1,200	19,800	10,508	2,729	28,779	7,250	2011	2009	2294 East Common Street
New Palestine, IN	—	2,259	20,626	1,384	2,259	22,010	124	2021	2017	4400 Terrace Drive
Newberg, OR	—	2,806	14,781	479	2,806	15,260	404	2021	1905	3801 Hayes St.
Newbury, UK	—	2,850	12,796	1,963	3,119	14,490	2,135	2015	2016	370 London Road
Newmarket, UK	—	4,071	11,902	2,966	4,476	14,463	3,871	2014	2011	Jeddah Way
Newtown Square, PA	—	1,930	14,420	1,933	1,962	16,321	5,984	2013	2004	333 S. Newtown Street Rd.
North Tonawanda, NY	—	1,249	7,360	600	1,249	7,960	1,286	2019	2005	705 Sandra Lane
North Tustin, CA	—	2,880	18,059	1,195	3,044	19,090	5,188	2013	2000	12291 Newport Avenue
North Wales, PA	—	1,968	17,439	917	1,968	18,356	1,004	2021	2013	1419 Horsham Rd
Oak Harbor, WA	—	739	7,698	448	739	8,146	1,242	2019	1998	171 SW 6th Ave
Oak Park, IL	—	1,250	40,383	3,812	1,250	44,195	13,444	2012	2004	1035 Madison Street
Oakdale, PA	—	1,917	11,954	880	1,917	12,834	2,017	2019	2017	7420 Steubenville Pike
Oakland, CA	—	3,877	47,508	3,897	4,117	51,165	15,459	2013	1999	11889 Skyline Boulevard
Oakton, VA	—	2,250	37,576	3,951	2,393	41,384	11,982	2013	1997	2863 Hunter Mill Road
Oakville, ON	5,339	1,252	7,382	1,239	1,412	8,461	2,640	2013	1982	289 and 299 Randall Street
Oakville, ON	8,365	2,134	29,963	4,805	2,320	34,582	10,270	2013	1994	25 Lakeshore Road West
Oakville, ON	4,388	1,271	13,754	2,433	1,388	16,070	4,306	2013	1988	345 Church Street
Odessa, TX	—	346	3,406	100	346	3,506	126	2021	1954	311 W 4th St
Ogden, UT	—	360	6,700	1,376	360	8,076	3,392	2004	1998	1340 N. Washington Blv.
Oklahoma City, OK	—	5,962	22,911	6,708	5,962	29,619	379	2021	1984	1404 North West 122nd Street
Okotoks, AB	19,097	714	20,943	2,522	791	23,388	5,575	2015	2010	51 Riverside Gate
Olney, IL	—	897	4,543	262	897	4,805	400	2021	1999	1110 North East Street
Olney, IL	—	534	2,053	181	534	2,234	266	2021	1998	1301 North East Street
Omaha, NE	—	370	10,230	139	379	10,360	3,198	2010	1998	11909 Miracle Hills Dr.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Omaha, NE	—	380	8,769	236	384	9,001	2,902	2010	1999	5728 South 108th St.
Orange, CA	35,157	8,021	64,689	3,238	8,021	67,927	6,994	2019	2018	630 The City Drive South
Orem, UT	—	1,395	7,983	792	1,395	8,775	326	2021	1987	325 W Center
Ormond Beach, FL	—	3,428	15,702	1,239	3,428	16,941	354	2021	1984	101 Clyde Morris Blvd
Ottawa, ON	13,109	1,341	15,425	4,399	1,484	19,681	3,562	2015	2001	110 Berrigan Drive
Ottawa, ON	17,163	3,454	23,309	4,423	3,799	27,387	10,015	2015	1966	2370 Carling Avenue
Ottawa, ON	19,571	4,256	39,141	3,518	4,552	42,363	8,147	2015	2005	751 Peter Morand Crescent
Ottawa, ON	6,812	2,327	7,817	—	2,327	7,817	4,123	2015	1989	1 Eaton Street
Ottawa, ON	12,969	2,963	26,424	4,585	3,257	30,715	5,891	2015	2008	691 Valin Street
Ottawa, ON	9,789	1,561	18,170	3,959	1,766	21,924	4,142	2015	2006	22 Barnstone Drive
Ottawa, ON	12,754	3,403	31,090	5,033	3,723	35,803	6,510	2015	2009	990 Hunt Club Road
Ottawa, ON	16,129	3,411	28,335	7,446	3,760	35,432	7,849	2015	2009	2 Valley Stream Drive
Ottawa, ON	8,637	2,809	27,299	4,570	3,024	31,654	10,593	2013	1998	43 Aylmer Avenue
Ottawa, ON	4,248	1,156	9,758	1,383	1,281	11,016	3,220	2013	1998	1351 Hunt Club Road
Ottawa, ON	5,534	746	7,800	1,629	847	9,328	2,645	2013	1999	140 Darlington Private
Ottawa, ON	8,413	1,176	12,764	1,827	1,313	14,454	2,827	2015	1987	10 Vaughan Street
Outremont, QC	16,862	6,746	45,981	13,725	7,200	59,252	12,055	2018	1976	1000, avenue Rockland
Overland Park, KS	—	1,540	16,269	2,834	1,670	18,973	5,275	2012	1998	9201 Foster
Oviedo, FL	—	3,350	28,252	2,895	3,350	31,147	1,042	2021	2002	7015 Red Bug Lake Rd.
Painesville, OH	3,314	—	—	—	—	—	—	2020	1900	1504 Jackson Street
Palestine, TX	—	180	4,320	1,723	180	6,043	2,239	2006	2005	1625 W. Spring St.
Palm Desert, CA	—	13,674	52,153	6,490	13,674	58,643	495	2021	1985	41-505 Carlotta Drive
Palo Alto, CA	25,050	—	39,639	3,719	24	43,334	12,722	2013	2007	2701 El Camino Real
Paramus, NJ	—	2,840	35,728	2,061	2,986	37,643	10,951	2013	1998	567 Paramus Road
Paris, IL	—	688	5,948	255	688	6,203	386	2021	2001	146 Brookstone Lane
Paris, TX	—	490	5,452	360	490	5,812	5,468	2005	2006	750 N Collegiate Dr
Parma, OH	—	1,533	9,221	701	1,533	9,922	1,575	2019	2016	11500 Huffman Road
Paso Robles, CA	—	1,770	8,630	4,096	1,770	12,726	5,206	2002	1998	1919 Creston Rd.
Peabody, MA	5,634	2,250	16,071	1,408	2,380	17,349	4,386	2013	1994	73 Margin Street
Pella, IA	—	870	6,716	417	938	7,065	1,695	2012	2002	2602 Fifield Road
Pembroke, ON	—	1,931	9,427	1,445	2,029	10,774	3,274	2012	1999	1111 Pembroke Street West
Pennington, NJ	—	1,380	27,620	2,061	1,507	29,554	8,087	2011	2000	143 West Franklin Avenue
Peoria, AZ	—	766	21,796	1,572	766	23,368	4,013	2018	2014	13391 N 94th Drive
Peoria, AZ	—	2,006	10,959	1,132	2,006	12,091	452	2021	1997	13619 N 94th Drive
Pinole, CA	—	—	62	—	—	62	1	2021	1989	2621 Appian Way
Pittsburgh, PA	—	1,580	18,017	11,193	1,610	29,180	6,638	2013	2009	900 Lincoln Club Dr.
Placentia, CA	—	8,480	17,076	6,245	8,519	23,282	6,365	2016	1987	1180 N Bradford Avenue
Plainview, NY	—	3,066	19,901	1,595	3,182	21,380	5,988	2013	2001	1231 Old Country Road
Plano, TX	28,960	3,120	59,950	4,846	3,231	64,685	21,960	2013	2006	4800 West Parker Road
Plano, TX	—	1,750	15,390	1,649	1,750	17,039	2,942	2016	2014	3690 Mapleshade Lane
Plattsmouth, NE	—	250	5,650	91	250	5,741	1,860	2010	1999	1913 E. Highway 34
Playa Vista, CA	—	1,580	40,531	3,871	1,708	44,274	12,709	2013	2006	5555 Playa Vista Drive
Pleasanton, CA	—	—	—	52,086	3,676	48,410	4,093	2016	2017	5700 Pleasant Hill Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Port Perry, ON	11,261	3,685	26,788	4,753	4,008	31,218	5,743	2015	2009	15987 Simcoe Street
Port St. Lucie, FL	—	8,700	47,230	21,390	8,700	68,620	22,796	2008	2010	10685 SW Stony Creek Way
Portage, MI	41,415	2,880	59,764	2,569	2,880	62,333	7,718	2019	2017	3951 W. Milham Ave.
Porterville, CA	—	1,739	14,248	942	1,739	15,190	543	2021	1999	2500 W Henderson Avenue
Potomac, MD	—	6,500	53,379	—	6,500	53,379	1,174	2018	2021	10800 Potomac Tennis Lane
Princeton, NJ	—	1,730	30,888	2,424	1,814	33,228	9,526	2011	2001	155 Raymond Road
Purley, UK	—	7,365	35,161	5,554	8,121	39,959	12,742	2012	2005	21 Russell Hill Road
Puyallup, WA	—	1,150	20,776	4,277	1,156	25,047	7,826	2010	1985	123 Fourth Ave. NW
Quebec City, QC	7,084	2,420	21,977	4,902	2,583	26,716	4,468	2018	2000	795, rue Alain
Quebec City, QC	11,614	3,300	28,325	6,797	3,522	34,900	5,771	2018	1987	650 and 700, avenue Murray
Queensbury, NY	—	1,260	21,744	1,842	1,273	23,573	4,658	2015	1999	27 Woodvale Road
Quincy, IL	—	2,328	15,242	1,012	2,328	16,254	479	2021	2005	823 S 36th St.
Rancho Cucamonga, CA	—	1,480	10,055	2,413	2,084	11,864	4,330	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	—	5,450	60,034	7,220	5,450	67,254	19,773	2012	2004	5701 Crestridge Road
Randolph, NJ	29,300	1,540	46,934	2,635	1,718	49,391	13,945	2013	2006	648 Route 10 West
Rantoul, IL	—	579	4,310	266	579	4,576	331	2021	2002	300 Twin Lakes Drive
Red Deer, AB	11,913	1,247	19,283	3,188	1,366	22,352	4,861	2015	2004	3100 - 22 Street
Red Deer, AB	14,013	1,199	22,339	3,981	1,278	26,241	5,875	2015	2004	10 Inglewood Drive
Redding, CA	25,984	4,474	36,557	2,161	4,474	38,718	4,583	2019	2017	2150 Bechelli Lane
Redding, CA	—	2,639	9,188	1,102	2,639	10,290	394	2021	1985	451 Hilltop Drive
Redlands, CA	—	1,966	38,192	2,233	1,966	40,425	849	2021	1988	10 Terracina Blvd
Regina, SK	5,611	1,485	21,148	2,851	1,728	23,756	7,399	2013	1999	3651 Albert Street
Regina, SK	5,608	1,244	21,036	2,652	1,362	23,570	6,713	2013	2004	3105 Hillsdale Street
Regina, SK	14,657	1,539	24,053	5,468	1,697	29,363	5,893	2015	1992	1801 McIntyre Street
Rehoboth Beach, DE	—	960	24,248	9,441	993	33,656	8,874	2010	1999	36101 Seaside Blvd
Reno, NV	—	1,060	11,440	2,796	1,060	14,236	5,589	2004	1998	5165 Summit Ridge Court
Richmond, VA	—	6,501	21,623	2,074	6,501	23,697	801	2021	2007	10300 Three Chopt Rd.
Ridgeland, MS	—	520	7,675	2,496	520	10,171	4,139	2003	1997	410 Orchard Park
Riviere-du-Loup, QC	2,540	592	7,601	1,780	693	9,280	2,146	2015	1956	35 des Cedres
Riviere-du-Loup, QC	11,618	1,454	16,848	6,096	1,857	22,541	5,829	2015	1993	230-235 rue Des Chenes
Robinson, IL	—	660	3,385	282	660	3,667	342	2021	1999	1101 North Monroe Street
Rockford, IL	—	1,006	4,728	391	1,006	5,119	382	2021	2003	3495 McFarland Road
Rocky Hill, CT	—	1,090	6,710	5,638	42	13,396	4,093	2003	1996	60 Cold Spring Rd.
Rogers, AR	—	—	39	—	—	39	2	2021	2012	2501 N 22nd St.
Rohnert Park, CA	—	6,500	18,700	5,057	6,546	23,711	9,769	2005	1986	4855 Snyder Lane
Romeoville, IL	—	854	12,646	62,306	6,197	69,609	22,775	2006	2010	605 S Edward Dr.
Roseburg, OR	—	979	12,388	2,065	979	14,453	499	2021	1984	1800 Hughwood
Roseville, MN	—	1,540	35,877	1,628	1,648	37,397	10,212	2013	2002	2555 Snelling Avenue, North
Roseville, CA	—	16	23	—	16	23	2	2021	2003	1275 Pleasant Grove Blvd.
Roseville, CA	—	3,300	41,652	7,069	3,300	48,721	10,866	2016	2000	5161 Foothills Boulevard
Roswell, GA	—	1,107	9,627	3,764	1,114	13,384	9,130	1997	1999	655 Mansell Rd.
Roswell, GA	—	2,080	6,486	3,773	2,380	9,959	2,921	2012	1997	75 Magnolia Street
Round Rock, TX	—	2,358	14,856	621	2,358	15,477	528	2021	2007	310 Chisholm Trail

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Rowlett, TX	—	1,612	21,319	223	1,612	21,542	941	2020	2019	4205-4209 Dalrock Rd
Sabre Springs, CA	—	—	—	46,970	3,726	43,244	3,455	2016	2017	12515 Springhurst Drive
Sacramento, CA	—	940	14,781	2,273	952	17,042	5,562	2010	1978	6350 Riverside Blvd
Sacramento, CA	—	1,300	23,394	2,395	1,369	25,720	7,335	2013	2004	345 Munroe Street
Saginaw, MI	—	1,483	16,182	1,733	1,483	17,915	643	2021	1997	4141 McCarty Road
Saint-Lambert, QC	32,254	10,259	61,903	11,500	11,308	72,354	21,029	2015	1989	1705 Avenue Victoria
Salem, OR	—	918	9,659	878	918	10,537	1,140	2020	1999	4452 Lancaster Dr NE
Salem, OR	—	1,227	8,632	800	1,227	9,432	1,033	2020	1997	4050 12th Street Cutoff SE
Salem, OR	—	2,876	18,100	1,724	2,876	19,824	690	2021	1980	707 Madrona Avenue SE
Salinas, CA	—	5,110	41,424	11,316	5,150	52,700	12,470	2016	1990	1320 Padre Drive
Salisbury, UK	—	2,720	15,269	2,228	2,977	17,240	3,676	2014	2013	Shapland Close
Salt Lake City, UT	—	1,360	19,691	1,145	1,396	20,800	7,855	2011	1986	1430 E. 4500 S.
San Antonio, TX	—	6,120	28,169	2,694	6,120	30,863	8,709	2010	2011	2702 Cembalo Blvd
San Antonio, TX	—	5,045	58,048	3,286	5,045	61,334	9,718	2017	2015	11300 Wild Pine
San Antonio, TX	—	11,686	69,930	3,634	11,686	73,564	10,157	2019	2016	6870 Heuermann Road
San Diego, CA	—	5,810	63,078	7,420	5,810	70,498	22,850	2012	2001	13075 Evening Creek Drive S
San Diego, CA	—	3,000	27,164	2,213	3,016	29,361	7,917	2013	2003	810 Turquoise Street
San Diego, CA	28,852	4,179	40,328	1,920	4,179	42,248	4,241	2019	2017	955 Grand Ave
San Francisco, CA	—	5,920	91,639	13,980	5,920	105,619	23,392	2016	1998	1550 Sutter Street
San Francisco, CA	—	11,800	77,214	10,905	11,800	88,119	19,413	2016	1923	1601 19th Avenue
San Gabriel, CA	—	3,120	15,566	1,519	3,170	17,035	5,232	2013	2005	8332 Huntington Drive
San Jose, CA	—	3,280	46,823	5,656	3,280	52,479	15,796	2012	2002	500 S Winchester Boulevard
San Jose, CA	—	11,900	27,647	5,559	11,966	33,140	7,834	2016	2002	4855 San Felipe Road
San Rafael, CA	—	1,620	27,392	4,284	1,620	31,676	6,424	2016	2001	111 Merrydale Road
San Ramon, CA	—	8,700	72,223	10,336	8,779	82,480	18,062	2016	1992	9199 Fircrest Lane
Sandy Springs, GA	—	2,214	8,360	1,595	2,220	9,949	3,969	2012	1997	5455 Glenridge Drive NE
Santa Ana, CA	—	2,077	2,690	455	2,077	3,145	315	2021	1992	3730 South Greenville Street
Santa Monica, CA	15,820	5,250	28,340	1,412	5,266	29,736	8,523	2013	2004	1312 15th Street
Santa Rosa, CA	—	2,250	26,273	3,930	2,292	30,161	6,371	2016	2001	4225 Wayvern Drive
Sarasota, FL	—	19,660	93,373	3,416	19,660	96,789	520	2021	1985	3260 Lake Pointe Boulevard
Saskatoon, SK	3,462	981	13,905	2,049	1,062	15,873	3,993	2013	1999	220 24th Street East
Saskatoon, SK	12,645	1,382	17,609	2,690	1,636	20,045	5,376	2013	2004	1622 Acadia Drive
Savannah, GA	—	1,733	15,089	1,129	1,733	16,218	419	2021	1905	6206 Waters Avenue
Schaumburg, IL	—	2,460	22,863	1,628	2,497	24,454	7,817	2013	2001	790 North Plum Grove Road
Scottsdale, AZ	—	2,500	3,890	1,591	2,500	5,481	1,961	2008	1998	9410 East Thunderbird Road
Scranton, PA	—	896	10,591	695	896	11,286	1,642	2019	2014	1651 Dickson Avenue
Seal Beach, CA	—	6,204	72,954	3,417	6,271	76,304	25,077	2013	2004	3850 Lampson Avenue
Seattle, WA	—	5,190	9,350	2,410	5,199	11,751	4,659	2010	1962	11501 15th Ave NE
Seattle, WA	27,180	10,670	37,291	2,043	10,700	39,304	15,468	2010	2005	805 4th Ave N
Seattle, WA	—	1,150	19,887	2,855	1,150	22,742	4,902	2015	1995	11039 17th Avenue
Selbyville, DE	—	750	25,912	1,118	769	27,011	7,811	2010	2008	21111 Arrington Dr
Sevenoaks, UK	—	6,181	40,240	7,500	6,763	47,158	15,831	2012	2009	64 - 70 Westerham Road
Severna Park, MD	—	—	67,623	6,273	44	73,852	14,781	2016	1997	43 W McKinsey Road
Shelby Township, MI	13,180	1,040	26,344	1,520	1,110	27,794	8,080	2013	2006	46471 Hayes Road
Sherman, TX	—	700	5,221	293	700	5,514	2,130	2005	2006	1011 E. Pecan Grove Rd.
Sherman, TX	—	1,712	20,304	2,263	1,712	22,567	376	2021	1986	3701 N Loy Lake Rd

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Shrewsbury, NJ	—	2,120	38,116	3,292	2,160	41,368	11,780	2010	2000	5 Meridian Way
Sidcup, UK	—	7,446	56,570	10,866	8,181	66,701	21,397	2012	2000	Frognal Avenue
Silver Spring, MD	—	—	—	64,547	3,436	61,111	4,841	2016	2018	2201 Colston Drive
Simi Valley, CA	—	3,200	16,664	2,481	3,340	19,005	6,573	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	—	5,510	51,406	8,663	5,510	60,069	14,220	2016	2003	5300 E Los Angeles Avenue
Solihull, UK	—	5,070	43,297	8,755	5,549	51,573	16,606	2012	2009	1270 Warwick Road
Solihull, UK	—	3,571	26,053	3,738	3,962	29,400	9,045	2013	2007	1 Worcester Way
Solihull, UK	—	1,851	10,585	1,885	2,025	12,296	1,900	2015	2016	Warwick Road
Sonning, UK	—	5,644	42,155	5,849	6,206	47,442	13,924	2013	2009	Old Bath Rd.
Sonoma, CA	—	1,100	18,400	5,509	1,109	23,900	9,583	2005	1988	800 Oregon St.
Sonoma, CA	—	2,820	21,890	3,808	2,819	25,699	5,465	2016	2005	91 Napa Road
South Jordan, UT	—	4,646	42,705	4,011	4,646	46,716	5,973	2020	2015	11289 Oakmond Rd
Southlake, TX	—	6,207	56,805	7,624	6,207	64,429	12,416	2019	2008	101 Watermere Drive
Spokane, WA	—	3,200	25,064	3,156	3,200	28,220	9,240	2013	2001	3117 E. Chaser Lane
Spokane, WA	—	2,580	25,342	3,701	2,580	29,043	8,273	2013	1999	1110 E. Westview Ct.
Spokane, WA	—	1,334	11,155	842	1,334	11,997	374	2021	1985	1616 E 30th Avenue
Springdale, AR	—	2,950	24,851	3,386	2,950	28,237	861	2021	1996	5000 Arkanshire Circle
Springfield, IL	—	1,166	17,675	1,092	1,166	18,767	513	2021	1990	2601 Montvale Drive
Springfield, MO	—	1,667	17,030	942	1,667	17,972	477	2021	1987	2900 S Jefferson
St. Albert, AB	8,248	1,145	17,863	2,361	1,282	20,087	6,723	2014	2005	78C McKenney Avenue
St. John's, NL	4,893	706	11,765	909	759	12,621	2,437	2015	2005	64 Portugal Cove Road
St. Petersburg, FL	—	9,261	25,205	14,862	9,261	40,067	534	2021	1973	1255 Pasadena Ave South
Stephenville, TX	—	1,072	3,234	230	1,072	3,464	251	2021	1990	2305 Lingleville Highway
Stittsville, ON	3,814	1,175	17,397	2,295	1,344	19,523	5,366	2013	1996	1340 - 1354 Main Street
Stockport, UK	—	4,369	25,018	3,677	4,802	28,262	9,195	2013	2008	1 Dairyground Road
Stockton, CA	—	2,280	5,983	2,442	2,372	8,333	2,868	2010	1988	6725 Inglewood
Strongsville, OH	—	1,128	10,940	656	1,128	11,596	1,914	2019	2017	15100 Howe Road
Strongsville, OH	—	2,577	12,180	1,283	2,577	13,463	497	2021	2002	19205 Pearl Rd.
Stuart, FL	—	5,276	24,182	730	5,276	24,912	2,746	2019	2019	2625 SE Cove Road
Studio City, CA	—	4,006	25,307	1,800	4,124	26,989	8,577	2013	2004	4610 Coldwater Canyon Avenue
Suffield, CT	—	4,439	31,660	2,392	4,439	34,052	4,866	2019	1998	7 Canal Road
Sugar Land, TX	—	960	31,423	1,298	960	32,721	10,642	2011	1996	1221 Seventh St
Sugar Land, TX	—	4,272	60,493	6,575	4,272	67,068	13,303	2017	2015	744 Brooks Street
Summerville, SC	—	2,175	17,273	744	2,175	18,017	228	2021	2017	4015 2nd Ave
Summit, NJ	—	3,080	14,152	182	3,080	14,334	4,232	2011	2001	41 Springfield Avenue
Sun City West, AZ	—	1,250	21,778	2,999	1,250	24,777	6,565	2012	1998	13810 West Sandridge Drive
Sunninghill, UK	—	11,632	42,233	3,532	12,312	45,085	5,582	2014	2017	Bagshot Road
Sunnyvale, CA	—	5,420	41,682	3,652	5,420	45,334	14,120	2012	2002	1039 East El Camino Real
Surrey, BC	5,700	3,605	18,818	3,255	3,899	21,779	7,749	2013	2000	16028 83rd Avenue
Surrey, BC	14,459	4,552	22,338	4,431	4,943	26,378	9,715	2013	1987	15501 16th Avenue
Sutton, UK	—	4,096	14,532	3,016	4,485	17,159	2,435	2015	2016	123 Westmead Road
Sutton Coldfield, UK	—	2,807	11,313	2,057	3,071	13,106	1,858	2015	2016	134 Jockey Road
Suwanee, GA	—	1,560	11,538	1,754	1,560	13,292	4,702	2012	2000	4315 Johns Creek Parkway
Sway, UK	—	4,145	15,508	3,148	4,595	18,206	5,004	2014	2008	Sway Place
Swift Current, SK	—	492	10,119	1,444	539	11,516	3,495	2013	2001	301 Macoun Drive
Sycamore, IL	—	1,033	10,666	735	1,033	11,401	599	2021	2003	1440 Somonauk Street

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Sylvania, OH	—	1,205	11,991	—	1,205	11,991	1,189	2019	2019	4120 King Road
Syracuse, NY	—	1,440	11,675	863	1,440	12,538	1,947	2019	2011	6715 Buckley Road
Tacoma, WA	—	4,170	73,377	18,249	4,170	91,626	23,675	2016	1987	8201 6th Avenue
Tarboro, NC	—	1,651	3,151	8,024	1,651	11,175	284	2021	1983	200 Trade Street
Taylor, PA	—	1,942	12,011	—	1,942	12,011	910	2019	2020	512 Oak St
Texarkana, TX	—	1,403	7,111	401	1,403	7,512	256	2021	1999	5415 Cowhorn Creek Road
The Woodlands, TX	—	480	12,379	956	480	13,335	4,182	2011	1999	7950 Bay Branch Dr
Toms River, NJ	—	1,610	34,627	1,636	1,695	36,178	10,593	2010	2005	1587 Old Freehold Rd
Tonawanda, NY	—	1,554	13,332	1,252	1,554	14,584	2,416	2019	2011	300 Fries Road
Tonawanda, NY	—	2,460	12,564	1,428	2,460	13,992	2,520	2019	2009	285 Crestmount Avenue
Toronto, ON	18,236	2,927	20,713	5,064	3,203	25,501	5,045	2015	1900	54 Foxbar Road
Toronto, ON	6,790	5,082	25,493	4,239	5,562	29,252	7,893	2015	1988	645 Castlefield Avenue
Toronto, ON	12,122	2,008	19,620	4,312	2,119	23,821	4,935	2015	1999	4251 Dundas Street West
Toronto, ON	34,959	5,132	41,657	7,465	5,581	48,673	14,584	2015	1964	10 William Morgan Drive
Toronto, ON	7,360	2,480	7,571	2,553	2,688	9,916	2,598	2015	1971	123 Spadina Road
Toronto, ON	4,489	1,079	5,364	955	1,133	6,265	1,887	2013	1982	25 Centennial Park Road
Toronto, ON	6,853	2,513	19,695	2,687	2,757	22,138	5,712	2013	2002	305 Balliol Street
Toronto, ON	16,761	3,400	32,757	4,532	3,820	36,869	11,157	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	5,521	1,447	3,918	950	1,595	4,720	1,701	2013	1987	1340 York Mills Road
Toronto, ON	29,541	5,304	53,488	6,699	5,785	59,706	20,655	2013	1988	8 The Donway East
Torrance, CA	—	3,497	73,138	373	3,504	73,504	10,171	2016	2016	25535 Hawthorne Boulevard
Traverse City, MI	—	1,042	24,393	1,934	1,042	26,327	785	2021	2001	3950 Sumac Dr.
Troy, NY	—	1,787	13,682	441	1,787	14,123	362	2021	1997	59 Harris Road
Tuckahoe, NY	—	9,341	28,084	2,994	9,341	31,078	201	2021	1999	1 Rivervue Place
Tucson, AZ	—	830	6,179	6,685	830	12,864	3,083	2012	1997	5660 N. Kolb Road
Tucson, AZ	—	7,010	61,480	17,814	7,010	79,294	681	2021	1987	2001 West Rudasill Road
Tulsa, OK	—	1,330	21,285	2,261	1,408	23,468	10,094	2010	1986	8887 South Lewis Ave
Tulsa, OK	—	1,500	20,861	14	1,614	20,761	9,723	2010	1984	9524 East 71st St
Tulsa, OK	—	3,161	12,886	1,333	3,161	14,219	507	2021	2005	7401 Riverside Drive
Turlock, CA	—	2,266	13,002	1,122	2,266	14,124	2,302	2019	2001	3791 Crowell Road
Tuscola, IL	—	477	5,305	277	477	5,582	357	2021	2004	1106 East Northline Road
Twinsburg, OH	—	1,042	8,396	543	1,042	8,939	1,536	2019	2016	3092 Kendal Lane
Tyler, TX	—	650	5,268	328	650	5,596	2,097	2006	2007	5550 Old Jacksonville Hwy.
Tyler, TX	—	1,306	9,934	581	1,306	10,515	436	2021	1998	506 Rice Road
Upland, CA	—	3,160	42,596	217	3,160	42,813	8,631	2015	2014	2419 North Euclid Avenue
Upper Providence, PA	—	1,900	28,195	584	1,908	28,771	5,040	2013	2015	1133 Black Rock Road
Upper St Claire, PA	—	1,102	13,455	1,828	1,153	15,232	5,232	2013	2005	500 Village Drive
Urbandale, IA	—	1,758	4,764	750	1,758	5,514	448	2021	2012	8525 Urbandale Ave
Vacaville, CA	—	900	17,100	4,956	900	22,056	8,984	2005	1987	799 Yellowstone Dr.
Vallejo, CA	—	4,000	18,000	5,875	4,030	23,845	9,773	2005	1989	350 Locust Dr.
Vallejo, CA	—	2,330	15,407	2,362	2,330	17,769	5,907	2010	1990	2261 Tuolumne
Vancouver, WA	—	1,820	19,042	1,474	1,821	20,515	6,956	2010	2006	10011 NE 118th Ave
Vancouver, WA	—	1,406	14,328	991	1,406	15,319	1,401	2020	2001	201 NW 78th St
Vancouver, BC	—	7,282	6,572	2,501	7,772	8,583	6,074	2015	1974	2803 West 41st Avenue
Vancouver, WA	—	—	98	—	—	98	4	2021	1997	13303 SE McGillvray Blvd.
Vancouver, WA	—	—	48	—	—	48	3	2021	1968	1000 NE 82nd Ave.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Vandalia, IL	—	800	4,959	375	800	5,334	417	2021	2003	1607 West Fillmore Street
Vankleek Hill, ON	—	389	2,960	691	425	3,615	1,201	2013	1987	48 Wall Street
Vaudreuil, QC	7,614	1,852	14,214	2,529	1,952	16,643	3,973	2015	1975	333 rue Querbes
Venice, FL	—	13,646	96,673	5,553	13,646	102,226	1,765	2021	2019	19600 Floridian Club Drive
Vero Beach, FL	—	2,930	40,070	26,757	2,930	66,827	29,929	2007	2003	7955 16th Manor
Vero Beach, FL	—	—	722	—	—	722	15	2021	1989	1700 Waterford Drive
Victoria, BC	6,210	2,856	18,038	2,324	3,115	20,103	6,547	2013	1974	3000 Shelbourne Street
Victoria, BC	18,295	3,681	15,774	2,194	3,990	17,659	5,961	2013	1988	3051 Shelbourne Street
Victoria, BC	17,001	2,476	15,379	2,715	2,713	17,857	3,714	2015	1990	3965 Shelbourne Street
Virginia Water, UK	—	7,106	29,937	8,715	5,958	39,800	15,258	2012	2002	Christ Church Road
Visalia, CA	—	868	15,643	1,212	868	16,855	521	2021	1987	4119 W Walnut Avenue
Voorhees, NJ	—	3,700	24,312	2,902	3,862	27,052	6,621	2012	2013	311 Route 73
Voorhees, NJ	—	6	69	—	6	69	5	2021	1905	209 Laurel Rd.
Waco, TX	—	1,383	10,519	501	1,383	11,020	410	2021	1997	3209 Village Green Driver
Wall, NJ	—	1,650	25,350	3,804	1,694	29,110	7,859	2011	2003	2021 Highway 35
Walla Walla, WA	—	1,414	2,309	90	1,414	2,399	105	2021	1987	1400 Dalles Military Road
Walnut Creek, CA	—	3,700	12,467	3,785	3,826	16,126	5,818	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	—	10,320	100,890	18,671	10,320	119,561	28,158	2016	1988	1580 Geary Road
Washington, DC	—	4,000	69,154	3,549	4,021	72,682	20,498	2013	2004	5111 Connecticut Avenue NW
Washington Court House, OH	—	228	2,301	107	228	2,408	152	2021	1995	500 Glenn Avenue
Watchung, NJ	—	1,920	24,880	2,394	2,080	27,114	7,583	2011	2000	680 Mountain Boulevard
Waterford, MI	—	988	12,384	822	988	13,206	385	2021	1999	900 N. Cass Lake Road
Waterville, OH	—	2,574	44,647	1,050	2,574	45,697	2,619	2020	2018	1470 Pray Blvd
Waukee, IA	—	1,870	31,878	1,323	1,900	33,171	7,878	2012	2007	1650 SE Holiday Crest Circle
Waxahachie, TX	—	650	5,763	356	650	6,119	2,168	2007	2008	1329 Brown St.
Wayland, MA	—	1,207	27,462	2,549	1,364	29,854	9,351	2013	1997	285 Commonwealth Road
Weatherford, TX	—	660	5,261	402	660	5,663	2,110	2006	2007	1818 Martin Drive
Webster Groves, MO	—	1,790	15,425	2,894	1,812	18,297	6,092	2011	2012	45 E Lockwood Avenue
Wellesley, MA	—	4,690	77,462	916	4,690	78,378	17,602	2015	2012	23 & 27 Washington Street
West Babylon, NY	—	3,960	47,085	2,822	4,062	49,805	14,009	2013	2003	580 Montauk Highway
West Bloomfield, MI	—	1,040	12,300	1,035	1,100	13,275	4,119	2013	2000	7005 Pontiac Trail
West Chester Township, OH	—	2,319	47,857	1,288	2,319	49,145	2,954	2020	2019	7129 Gilmore Rd
West Covina, CA	—	111	277	—	111	277	3	2021	1985	3601 Holt Avenue
West Hills, CA	—	2,600	7,521	1,990	2,658	9,453	3,732	2013	2002	9012 Topanga Canyon Road
West Seneca, NY	—	1,432	6,684	634	1,432	7,318	1,348	2019	2000	1187 Orchard Park Drive
West Seneca, NY	—	1,323	7,547	604	1,323	8,151	1,297	2019	2007	2341 Union Road
West Vancouver, BC	16,805	7,059	28,155	7,637	7,703	35,148	10,353	2013	1987	2095 Marine Drive
Westbourne, UK	—	5,441	41,420	10,339	5,956	51,244	14,279	2013	2006	16-18 Poole Road
Westford, MA	—	1,440	32,607	562	1,468	33,141	6,852	2015	2013	108 Littleton Road
Weston, MA	—	1,160	3,018	—	1,160	3,018	1,398	2013	1998	135 North Avenue
Westworth Village, TX	—	2,060	31,296	103	2,060	31,399	5,821	2014	2014	25 Leonard Trail
Weybridge, UK	—	7,899	48,240	6,189	8,680	53,648	17,135	2013	2008	Ellesmere Road
Weymouth, UK	—	2,591	16,551	2,357	2,873	18,626	3,954	2014	2013	Cross Road
White Oak, MD	—	2,304	24,768	3,224	2,463	27,833	8,036	2013	2002	11621 New Hampshire Avenue
Whitesboro, NY	—	1,630	12,001	789	1,630	12,790	1,905	2019	2015	4770 Clinton Road
Willoughby, OH	—	1,309	10,540	662	1,309	11,202	1,637	2019	2016	35100 Chardon Road
Wilmington, DE	—	1,040	23,338	2,540	1,244	25,674	7,606	2013	2004	2215 Shipley Street
Wilmington, NC	—	1,538	26,208	1,994	1,538	28,202	831	2021	1991	1402 Hospital Plaza Drive
Winchester, UK	—	6,009	29,405	4,135	6,595	32,954	10,155	2012	2010	Stockbridge Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Winnipeg, MB	10,577	1,960	38,612	7,230	2,242	45,560	16,190	2013	1999	857 Wilkes Avenue
Winnipeg, MB	24,100	1,276	21,732	3,534	1,661	24,881	7,039	2013	1988	3161 Grant Avenue
Winnipeg, MB	11,605	1,317	15,609	3,955	1,448	19,433	4,752	2015	1999	125 Portsmouth Boulevard
Woking, UK	—	2,990	12,523	1,444	3,172	13,785	1,646	2016	2017	12 Streets Heath, West End
Wolverhampton, UK	—	2,941	8,922	1,709	3,225	10,347	4,322	2013	2008	73 Wergs Road
Woodland Hills, CA	—	3,400	20,478	1,551	3,456	21,973	7,130	2013	2005	20461 Ventura Boulevard
Wyoming, MI	—	3,373	23,195	2,124	3,373	25,319	859	2021	1999	2380 Aurora Pond Dr. SW
Yakima, WA	—	1,104	10,030	677	1,104	10,707	334	2021	1905	620 North 34th Avenue
Yonkers, NY	—	3,962	50,107	2,705	4,074	52,700	15,297	2013	2005	65 Crisfield Street
Yorkton, SK	2,808	463	8,760	1,096	503	9,816	2,912	2013	2001	94 Russell Drive
Seniors Housing Operating Total	$1,599,522	$1,958,208	$15,959,072	$2,969,135	$2,110,813	$18,775,602	$4,123,782

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$—	$950	$20,987	$11,660	$950	$32,647	$5,156	2014	1998	6565 Central Park Boulevard
Abilene, TX	—	990	8,187	1,089	990	9,276	1,784	2014	1985	1250 East N 10th Street
Agawam, MA	—	880	13,130	—	880	13,130	9,152	2002	1993	1200 Suffield St.
Akron, OH	—	633	3,002	—	633	3,002	291	2018	1999	171 North Cleveland Massillon Road
Alexandria, VA	—	2,452	6,826	—	2,452	6,826	639	2018	1964	1510 Collingwood Road
Alhambra, CA	—	600	6,305	8,847	600	15,152	3,181	2011	1923	1118 N. Stoneman Ave.
Allen Park, MI	—	1,767	5,025	—	1,767	5,025	476	2018	1960	9150 Allen Road
Allentown, PA	—	494	11,845	—	494	11,845	1,094	2018	1995	5151 Hamilton Boulevard
Allentown, PA	—	1,491	4,822	—	1,491	4,822	467	2018	1988	1265 Cedar Crest Boulevard
Alma, MI	—	1,267	6,543	—	1,267	6,543	326	2020	2009	1320 Pine Ave
Ames, IA	—	330	8,870	758	330	9,628	2,799	2010	1999	1325 Coconino Rd.
Ann Arbor, MI	—	2,172	11,123	—	2,172	11,123	1,109	2018	1997	4701 East Huron River Drive
Annandale, VA	—	1,687	18,974	—	1,687	18,974	1,714	2018	2002	7104 Braddock Road
Arlington, VA	—	4,016	8,801	—	4,016	8,801	811	2018	1976	550 South Carlin Southprings Road
Asheboro, NC	—	290	5,032	312	290	5,344	2,511	2003	1998	514 Vision Dr.
Asheville, NC	—	204	3,489	—	204	3,489	2,099	1999	1999	4 Walden Ridge Dr.
Asheville, NC	—	280	1,955	671	280	2,626	1,188	2003	1992	308 Overlook Rd.
Atchison, KS	—	140	5,610	23	140	5,633	951	2015	2001	1301 N 4th St.
Austin, TX	—	1,691	5,005	—	1,691	5,005	616	2018	2000	11630 Four Iron Drive
Avon, IN	—	1,830	14,470	1,201	1,830	15,671	4,763	2010	2004	182 S Country RD. 550E
Avon, IN	—	900	19,444	—	900	19,444	4,031	2014	2013	10307 E. CR 100 N
Avon, CT	—	2,132	7,624	—	2,132	7,624	861	2018	2000	100 Fisher Drive
Azusa, CA	—	570	3,141	7,430	570	10,571	4,041	1998	1953	125 W. Sierra Madre Ave.
Bad Axe, MI	—	1,317	5,972	—	1,317	5,972	333	2020	2010	150 Meadow Lane
Baldwin City, KS	—	190	4,810	55	190	4,865	842	2015	2000	321 Crimson Ave
Baltimore, MD	—	4,306	4,303	—	4,306	4,303	434	2018	1978	6600 Ridge Road
Baltimore, MD	—	3,069	3,148	—	3,069	3,148	338	2018	1996	4669 Falls Road
Barberton, OH	—	1,307	9,310	—	1,307	9,310	853	2018	1979	85 Third Street
Bartlesville, OK	—	100	1,380	—	100	1,380	924	1996	1995	5420 S.E. Adams Blvd.
Bay City, MI	—	633	2,619	—	633	2,619	274	2018	1968	800 Mulholland Street
Bedford, PA	—	637	4,432	—	637	4,432	481	2018	1965	136 Donahoe Manor Road
Belmont, CA	—	3,000	23,526	1,728	3,000	25,254	8,439	2011	1971	1301 Ralston Avenue
Belvidere, NJ	—	2,001	26,191	—	2,001	26,191	2,457	2019	2009	1 Brookfield Ct
Benbrook, TX	—	1,550	13,553	2,747	1,550	16,300	4,093	2011	1984	4242 Bryant Irvin Road
Berkeley, CA	11,421	3,050	32,677	5,008	3,050	37,685	8,017	2016	1966	2235 Sacramento Street
Bethel Park, PA	—	1,700	16,007	—	1,700	16,007	5,546	2007	2009	5785 Baptist Road
Bethel Park, PA	—	1,008	6,740	—	1,008	6,740	662	2018	1986	60 Highland Road
Bethesda, MD	—	2,218	6,869	—	2,218	6,869	621	2018	1974	6530 Democracy Boulevard
Bethlehem, PA	—	1,191	16,887	—	1,191	16,887	1,485	2018	1979	2021 Westgate Drive
Bethlehem, PA	—	1,143	13,588	—	1,143	13,588	1,202	2018	1982	2029 Westgate Drive

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Beverly, MA	—	5,879	10,378	—	5,879	10,378	—	2021	1874	3 Essex Street
Beverly Hills, CA	—	6,000	13,385	203	6,000	13,588	2,442	2014	2000	220 N Clark Drive
Bexleyheath, UK	—	3,750	10,807	1,373	4,104	11,826	2,222	2014	1996	35 West Street
Bingham Farms, MI	—	781	15,671	—	781	15,671	1,429	2018	1999	24005 West 13 Mile Road
Birmingham, UK	—	1,647	14,853	1,555	1,802	16,253	2,839	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	1,591	19,092	1,951	1,742	20,892	3,596	2015	2010	Braymoor Road, Tile Cross
Birmingham, UK	—	1,462	9,056	992	1,600	9,910	1,757	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	1,184	10,085	1,063	1,296	11,036	1,914	2015	1997	122 Tile Cross Road, Garretts Green
Bloomington, IN	—	670	17,423	—	670	17,423	3,136	2015	2015	363 S. Fieldstone Boulevard
Boca Raton, FL	—	2,200	4,974	—	2,200	4,974	591	2018	1994	7225 Boca Del Mar Drive
Boca Raton, FL	—	2,826	4,061	—	2,826	4,061	431	2018	1984	375 Northwest 51st Street
Bossier City, LA	—	2,009	31,198	—	2,009	31,198	—	2021	2018	2000 Blake Blvd
Boulder, CO	—	3,601	21,364	—	3,601	21,364	2,084	2018	1990	2800 Palo Parkway
Bournemouth, UK	—	2,636	18,273	—	2,636	18,273	1,198	2019	2017	Poole Lane
Boynton Beach, FL	—	2,138	10,201	—	2,138	10,201	1,018	2018	1991	3600 Old Boynton Road
Boynton Beach, FL	—	2,804	14,222	—	2,804	14,222	1,296	2018	1984	3001 South Congress Avenue
Bracknell, UK	—	4,081	11,470	491	4,320	11,722	1,347	2014	2017	Crowthorne Road North
Bradenton, FL	—	252	3,298	—	252	3,298	2,221	1996	1995	6101 Pointe W. Blvd.
Bradenton, FL	—	480	9,953	157	480	10,110	2,511	2012	2000	2800 60th Avenue West
Braintree, UK	—	—	13,296	1,254	—	14,550	2,812	2014	2009	Meadow Park Tortoiseshell Way
Braintree, MA	—	170	7,157	1,290	170	8,447	8,447	1997	1968	1102 Washington St.
Brecksville, OH	—	990	19,353	451	990	19,804	3,977	2014	2011	8757 Brecksville Road
Brick, NJ	—	1,290	25,247	1,330	1,290	26,577	7,402	2011	2000	458 Jack Martin Blvd.
Bridgewater, NJ	—	1,800	31,810	1,678	1,800	33,488	9,305	2011	2001	680 US-202/206 North
Bristol, UK	—	—	—	22,605	4,330	18,275	2,414	2015	2017	339 Badminton Road
Bristol, UK	—	—	—	15,566	2,309	13,257	1,077	2017	2019	Avon Valley Care Home, Tenniscourt Road
Brooks, AB	—	376	4,951	453	407	5,373	1,079	2014	2000	951 Cassils Road West
Broomfield, CO	—	—	—	28,980	2,566	26,414	—	2016	2018	12600 Lowell Boulevard
Bucyrus, OH	—	1,119	2,611	—	1,119	2,611	293	2018	1976	1170 West Mansfield Street
Burleson, TX	—	670	13,985	2,457	670	16,442	4,365	2011	1988	300 Huguley Boulevard
Burlington, NC	—	280	4,297	849	280	5,146	2,397	2003	2000	3619 S. Mebane St.
Burlington, NC	—	460	5,467	110	460	5,577	2,659	2003	1997	3615 S. Mebane St.
Burnaby, BC	—	7,623	13,844	1,796	8,257	15,006	3,054	2014	2006	7195 Canada Way
Calgary, AB	—	2,341	42,768	3,820	2,536	46,393	8,976	2014	1971	1729-90th Avenue SW
Calgary, AB	—	4,569	70,199	6,224	4,948	76,044	14,586	2014	2001	500 Midpark Way SE
Camp Hill, PA	—	517	3,596	—	517	3,596	339	2018	1970	1700 Market Street
Canonsburg, PA	—	911	4,828	—	911	4,828	497	2018	1986	113 West McMurray Road
Canton, OH	—	300	2,098	—	300	2,098	1,264	1998	1998	1119 Perry Dr., N.W.
Canton, MI	—	1,399	16,966	—	1,399	16,966	1,542	2018	2005	7025 Lilley Road
Cape Coral, FL	—	530	3,281	—	530	3,281	1,707	2002	2000	911 Santa Barbara Blvd.
Cape Coral, FL	7,706	760	18,868	400	760	19,268	4,808	2012	2009	831 Santa Barbara Boulevard
Carlisle, PA	—	978	8,204	—	978	8,204	793	2018	1987	940 Walnut Bottom Road
Carmel, IN	—	2,222	31,004	—	2,222	31,004	647	2021	2018	13390 N. Illinois St
Carmel, IN	—	1,700	19,491	1	1,700	19,492	3,620	2015	2015	12315 Pennsylvania Street
Carrollton, TX	—	2,010	19,549	—	2,010	19,549	2,784	2014	2016	2645 East Trinity Mills Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Cary, NC	—	1,500	4,350	1,366	1,500	5,716	3,084	1998	1996	111 MacArthur
Castleton, IN	—	920	15,137	—	920	15,137	3,259	2014	2013	8405 Clearvista Lake
Cedar Rapids, IA	—	596	9,354	16	614	9,352	835	2018	1965	1940 1st Avenue Northeast
Centerville, OH	—	920	3,958	—	920	3,958	547	2018	1997	1001 E. Alex Bell Road
Chagrin Falls, OH	—	832	10,837	—	832	10,837	1,032	2018	1999	8100 East Washington Street
Chambersburg, PA	—	1,373	8,862	—	1,373	8,862	887	2018	1976	1070 Stouffer Avenue
Chapel Hill, NC	—	354	2,646	1,617	354	4,263	1,747	2002	1997	100 Lanark Rd.
Charlottesville, VA	—	2,542	40,746	—	2,542	40,746	—	2021	2019	250 Nichols Ct.
Chatham, VA	—	320	14,039	69	320	14,108	2,968	2014	2009	100 Rorer Street
Chattanooga, TN	—	2,085	11,837	—	2,085	11,837	554	2021	1999	1148 Mountain Creek Road
Cherry Hill, NJ	—	1,416	9,871	—	1,416	9,871	978	2018	1997	2700 Chapel Avenue West
Chester, VA	—	1,320	18,127	147	1,320	18,274	3,792	2014	2009	12001 Iron Bridge Road
Chevy Chase, MD	—	4,515	8,685	—	4,515	8,685	810	2018	1964	8700 Jones Mill Road
Chickasha, OK	—	85	1,395	—	85	1,395	929	1996	1996	801 Country Club Rd.
Chillicothe, OH	—	1,145	8,994	—	1,145	8,994	833	2018	1977	1058 Columbus Street
Cincinnati, OH	—	912	14,010	—	912	14,010	1,318	2018	2000	6870 Clough Pike
Citrus Heights, CA	—	5,207	31,715	—	5,207	31,715	2,807	2018	1988	7807 Upland Way
Claremore, OK	—	155	1,427	6,130	155	7,557	2,157	1996	1996	1605 N. Hwy. 88
Clarksville, TN	—	330	2,292	—	330	2,292	1,376	1998	1998	2183 Memorial Dr.
Clayton, NC	—	520	15,733	72	520	15,805	3,069	2014	2013	84 Johnson Estate Road
Clevedon, UK	—	2,838	16,927	1,863	3,105	18,523	3,578	2014	1994	18/19 Elton Road
Clifton, NJ	—	3,881	34,941	—	3,881	34,941	935	2021	2021	782 Valley Road
Cloquet, MN	—	340	4,660	120	340	4,780	1,374	2011	2006	705 Horizon Circle
Cobham, UK	—	9,808	24,991	3,275	10,727	27,347	6,015	2013	2013	Redhill Road
Colorado Springs, CO	—	4,280	62,168	—	4,280	62,168	10,121	2015	2008	1605 Elm Creek View
Colorado Springs, CO	—	1,730	25,493	693	1,730	26,186	4,336	2016	2016	2818 Grand Vista Circle
Columbia, TN	—	341	2,295	—	341	2,295	1,377	1999	1999	5011 Trotwood Ave.
Columbia, SC	—	1,699	2,319	—	1,699	2,319	240	2018	1968	2601 Forest Drive
Columbia Heights, MN	—	825	14,175	163	825	14,338	3,875	2011	2009	3807 Hart Boulevard
Concord, NC	—	550	3,921	683	550	4,604	2,048	2003	1997	2452 Rock Hill Church Rd.
Congleton, UK	—	2,036	5,120	675	2,228	5,603	1,055	2014	1994	Rood Hill
Coppell, TX	—	1,550	8,386	376	1,550	8,762	2,137	2012	2013	1530 East Sandy Lake Road
Corby, UK	—	1,228	5,144	794	1,225	5,941	751	2017	1997	25 Rockingham Road
Costa Mesa, CA	—	2,050	19,969	969	2,050	20,938	7,087	2011	1965	350 West Bay St
Coventry, UK	—	1,962	13,830	1,489	2,147	15,134	2,724	2015	2014	1 Glendale Way
Crawfordsville, IN	—	720	17,239	1,426	720	18,665	3,894	2014	2013	517 Concord Road
Dallastown, PA	—	1,377	16,797	—	1,377	16,797	1,582	2018	1979	100 West Queen Street
Danville, VA	—	410	3,954	1,073	410	5,027	2,291	2003	1998	149 Executive Ct.
Danville, VA	—	240	8,436	653	240	9,089	1,801	2014	1996	508 Rison Street
Daphne, AL	—	2,880	8,670	384	2,880	9,054	2,402	2012	2001	27440 County Road 13
Davenport, IA	—	566	2,017	—	566	2,017	195	2018	1966	815 East Locust Street
Davenport, IA	—	910	20,038	—	910	20,038	1,835	2018	2008	3800 Commerce Blvd.
Dayton, OH	—	1,188	5,412	—	1,188	5,412	544	2018	1977	1974 North Fairfield Road
Dearborn Heights, MI	—	1,197	3,394	—	1,197	3,394	375	2018	1964	26001 Ford Road
Decatur, GA	—	1,413	13,796	—	1,413	13,796	1,209	2018	1977	2722 North Decatur Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Delray Beach, FL	—	1,158	13,572	—	1,158	13,572	1,286	2018	1998	16150 Jog Road
Delray Beach, FL	—	2,125	11,840	—	2,125	11,840	1,154	2018	1998	16200 Jog Road
Denton, TX	—	1,760	8,305	412	1,760	8,717	2,584	2010	2011	2125 Brinker Rd
Denver, CO	—	3,222	24,804	—	3,222	24,804	2,183	2018	1988	290 South Monaco Parkway
Derby, UK	—	2,359	8,539	638	2,498	9,038	1,431	2014	2015	Rykneld Road
Dowagiac, MI	—	825	1,778	—	825	1,778	149	2020	2006	29601 Amerihost Dr
Droitwich, UK	—	—	—	16,185	3,848	12,337	372	2018	2020	Former Spring Meadows PH, Mulberry Tree Hill
Dublin, OH	—	1,393	2,911	—	1,393	2,911	334	2018	2014	4075 W. Dublin-Granville Road
Dubuque, IA	—	568	8,902	—	568	8,902	796	2018	1971	901 West Third Street
Dunedin, FL	—	1,883	13,325	—	1,883	13,325	1,199	2018	1983	870 Patricia Avenue
Durham, NC	—	1,476	10,659	3,168	1,476	13,827	12,675	1997	1999	4434 Ben Franklin Blvd.
Eagan, MN	15,580	2,260	31,643	300	2,260	31,943	5,222	2015	2004	3810 Alder Avenue
East Brunswick, NJ	—	1,380	34,229	1,093	1,380	35,322	9,607	2011	1998	606 Cranbury Rd.
Eastbourne, UK	—	4,071	24,438	2,688	4,455	26,742	5,100	2014	1999	Carew Road
Easton, PA	—	1,109	7,500	—	1,109	7,500	919	2018	2015	4100 Freemansburg Avenue
Easton, PA	—	1,430	13,396	—	1,430	13,396	1,268	2018	1981	2600 Northampton Street
Easton, PA	—	1,620	10,049	—	1,620	10,049	1,123	2018	2000	4100 Freemansburg Avenue
Eden, NC	—	390	4,877	141	390	5,018	2,392	2003	1998	314 W. Kings Hwy.
Edmond, OK	—	1,810	14,849	3,260	1,810	18,109	3,437	2014	1985	1225 Lakeshore Drive
Edmond, OK	—	1,650	25,167	1,700	1,650	26,867	3,545	2014	2017	2709 East Danforth Road
Edmond, OK	—	410	8,388	226	410	8,614	2,214	2012	2001	15401 North Pennsylvania Avenue
Elizabeth City, NC	—	200	2,760	2,837	200	5,597	2,599	1998	1999	400 Hastings Lane
Elk Grove Village, IL	—	1,344	7,073	—	1,344	7,073	700	2018	1995	1940 Nerge Road Elk
Elk Grove Village, IL	—	3,733	18,745	—	3,733	18,745	1,642	2018	1988	1920 Nerge Road
Encinitas, CA	—	1,460	7,721	1,987	1,460	9,708	5,117	2000	1988	335 Saxony Rd.
Escondido, CA	—	1,520	24,024	785	1,520	24,809	8,286	2011	1987	1500 Borden Rd
Eureka, KS	—	50	3,950	71	50	4,021	682	2015	1994	1820 E River St
Everett, WA	—	1,400	5,476	—	1,400	5,476	3,210	1999	1999	2015 Lake Heights Dr.
Exton, PA	—	3,600	27,267	342	3,600	27,609	3,009	2017	2018	501 Thomas Jones Way
Fairfax, VA	—	1,827	17,304	—	1,827	17,304	1,652	2018	1997	12469 Lee Jackson Mem Highway
Fairfax, VA	—	4,099	17,614	—	4,099	17,614	1,645	2018	1990	12475 Lee Jackson Memorial Highway
Fairhope, AL	—	570	9,119	112	570	9,231	2,418	2012	1987	50 Spring Run Road
Fall River, MA	—	620	5,829	4,856	620	10,685	6,218	1996	1973	1748 Highland Ave.
Fanwood, NJ	—	2,850	55,175	1,467	2,850	56,642	15,165	2011	1982	295 South Ave.
Faribault, MN	—	780	11,539	300	780	11,839	1,887	2015	2003	828 1st Street NE
Farmington, CT	—	1,693	10,455	—	1,693	10,455	1,018	2018	1997	45 South Road
Farnborough, UK	—	2,036	5,737	733	2,228	6,278	1,149	2014	1980	Bruntile Close, Reading Road
Fayetteville, NY	—	410	3,962	500	410	4,462	2,293	2001	1997	5125 Highbridge St.
Fayetteville, PA	—	2,150	20,221	—	2,150	20,221	5,122	2015	1991	6375 Chambersburg Road
Findlay, OH	—	200	1,800	—	200	1,800	1,147	1997	1997	725 Fox Run Rd.
Fishers, IN	—	1,500	14,500	1,001	1,500	15,501	4,766	2010	2000	9745 Olympia Dr.
Fishers, IN	—	2,314	33,731	—	2,314	33,731	705	2021	2018	12950 Tablick St
Fishersville, VA	—	788	2,101	3	788	2,104	1,143	2018	1998	83 Crossroad Lane
Flint, MI	—	1,271	18,050	—	1,271	18,050	1,601	2018	1969	3011 North Center Road
Florence, NJ	—	300	2,978	—	300	2,978	1,545	2002	1999	901 Broad St.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Flower Mound, TX	—	1,800	8,414	375	1,800	8,789	2,331	2011	2012	4141 Long Prairie Road
Floyd, VA	—	680	3,618	4	680	3,622	894	2018	1979	237 Franklin Pike Rd SE
Forest City, NC	—	320	4,497	226	320	4,723	2,218	2003	1999	493 Piney Ridge Rd.
Fort Collins, CO	—	3,680	58,608	—	3,680	58,608	9,511	2015	2007	4750 Pleasant Oak Drive
Fort Wayne, IN	—	1,770	19,930	1,652	1,770	21,582	6,308	2010	2008	611 W County Line Rd South
Fort Worth, TX	—	450	13,615	5,086	450	18,701	6,010	2010	2011	425 Alabama Ave.
Fort Worth, TX	—	2,781	23,053	—	2,781	23,053	—	2021	2015	8600 N Riverside Dr
Fredericksburg, VA	—	1,000	20,000	2,161	1,000	22,161	8,991	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	—	1,130	23,202	182	1,130	23,384	4,681	2014	2010	140 Brimley Drive
Ft. Myers, FL	—	1,110	10,559	—	1,110	10,559	1,011	2018	1999	15950 McGregor Boulevard
Ft. Myers, FL	—	2,139	18,235	—	2,139	18,235	1,708	2018	1990	1600 Matthew Drive
Ft. Myers, FL	—	2,502	9,741	—	2,502	9,741	1,104	2018	2000	13881 Eagle Ridge Drive
Gahanna, OH	—	2,432	34,645	—	2,432	34,645	375	2021	2017	5435 Morse Road
Gainesville, FL	—	972	8,809	—	972	8,809	299	2021	2000	1415 Fort Clarke Blvd
Gainesville, FL	—	—	—	31,503	2,374	29,129	1,853	2016	2018	3605 NW 83rd Street
Galesburg, IL	—	1,708	3,839	—	1,708	3,839	364	2018	1964	280 East Losey Street
Gardner, KS	—	200	2,800	93	200	2,893	520	2015	2000	869 Juniper Terrace
Gastonia, NC	—	470	6,129	77	470	6,206	2,971	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	—	310	3,096	113	310	3,209	1,568	2003	1994	1717 Union Rd.
Gastonia, NC	—	400	5,029	807	400	5,836	2,506	2003	1996	1750 Robinwood Rd.
Geneva, IL	—	1,502	16,193	—	1,502	16,193	1,511	2018	2000	2388 Bricher Road
Georgetown, TX	—	200	2,100	—	200	2,100	1,328	1997	1997	2600 University Dr., E.
Glen Ellyn, IL	—	1,496	6,634	—	1,496	6,634	689	2018	2001	2S706 Park Boulevard
Granbury, TX	—	2,550	2,940	777	2,550	3,717	1,155	2012	1996	916 East Highway 377
Granger, IN	—	1,670	21,280	2,455	1,670	23,735	6,867	2010	2009	6330 North Fir Rd
Grapevine, TX	—	2,220	17,648	261	2,220	17,909	2,902	2013	2014	4545 Merlot Drive
Greeley, CO	—	1,077	18,051	310	1,077	18,361	2,413	2017	2009	5300 West 29th Street
Greensboro, NC	—	330	2,970	662	330	3,632	1,750	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	—	560	5,507	1,813	560	7,320	3,224	2003	1997	4400 Lawndale Dr.
Greenville, NC	—	290	4,393	353	290	4,746	2,205	2003	1998	2715 Dickinson Ave.
Greenville, SC	—	310	4,750	394	310	5,144	2,253	2004	1997	23 Southpointe Dr.
Greenville, MI	—	1,490	4,341	—	1,490	4,341	285	2020	2016	1515 Meijer Dr
Greenville, SC	—	1,751	8,771	—	1,751	8,771	840	2018	1966	600 Sulphur Springs Road
Greenville, SC	—	947	1,445	—	947	1,445	232	2018	1976	601 Sulphur Springs Road
Greenwood, IN	—	1,550	22,770	166	1,550	22,936	6,726	2010	2007	2339 South SR 135
Grosse Pointe, MI	—	867	2,385	—	867	2,385	240	2018	1964	21401 Mack Avenue
Hamilton, NJ	—	440	4,469	—	440	4,469	2,313	2001	1998	1645 Whitehorse-Mercerville Rd.
Hanford, UK	—	1,382	9,829	1,056	1,512	10,755	2,390	2013	2012	Bankhouse Road
Harahan, LA	—	2,628	38,864	—	2,628	38,864	—	2021	2020	7904 Jefferson Hwy
Harrisburg, PA	—	569	12,822	—	569	12,822	1,191	2018	2000	2625 Ailanthus Lane
Harrow, UK	—	7,402	8,266	1,477	8,100	9,045	1,769	2014	2001	177 Preston Hill
Hastings, MI	—	1,603	6,519	—	1,603	6,519	358	2020	2002	1821 N. East St
Hatboro, PA	—	—	28,112	1,771	—	29,883	8,489	2011	1996	3485 Davisville Road
Hatboro, PA	—	1,192	7,608	—	1,192	7,608	964	2018	2000	779 West County Line Road
Hatfield, UK	—	2,924	7,527	985	3,200	8,236	1,844	2013	2012	St Albans Road East

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Hattiesburg, MS	—	450	13,469	—	450	13,469	3,834	2010	2009	217 Methodist Hospital Blvd
Haverhill, MA	—	5,519	19,554	—	5,519	19,554	—	2021	2018	10 Residences Way
Hermitage, TN	—	1,500	9,943	540	1,500	10,483	2,742	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, UK	—	1,900	24,353	3,231	2,079	27,405	6,451	2013	2011	165 Reculver Road
Hiawatha, KS	—	40	4,210	29	40	4,239	743	2015	1996	400 Kansas Ave
Hickory, NC	—	290	987	392	290	1,379	719	2003	1994	2530 16th St. N.E.
High Point, NC	—	560	4,443	1,406	560	5,849	2,572	2003	2000	1568 Skeet Club Rd.
High Point, NC	—	370	2,185	994	370	3,179	1,324	2003	1999	1564 Skeet Club Rd.
High Point, NC	—	330	3,395	142	330	3,537	1,689	2003	1994	201 Hartley Dr.
High Point, NC	—	430	4,143	1,001	430	5,144	2,034	2003	1998	1560 Skeet Club Rd.
Highlands Ranch, CO	—	940	3,721	4,983	940	8,704	2,941	2002	1999	9160 S. University Blvd.
Hillsboro, OH	—	1,792	6,339	—	1,792	6,339	830	2018	1983	1141 Northview Drive
Hinckley, UK	—	2,159	4,194	599	2,363	4,589	1,125	2013	2013	Tudor Road
Hinsdale, IL	—	4,033	24,280	—	4,033	24,280	2,141	2018	1971	600 W Ogden Avenue
Holton, KS	—	40	7,460	13	40	7,473	1,222	2015	1996	410 Juniper Dr
Homewood, IL	—	2,395	7,649	—	2,395	7,649	690	2018	1989	940 Maple Avenue
Howard, WI	—	579	32,122	5,943	684	37,960	4,653	2017	2016	2790 Elm Tree Hill
Huntingdon Valley, PA	—	1,150	3,728	—	1,150	3,728	501	2018	1993	3430 Huntingdon Pike
Huntsville, AL	—	1,382	14,286	—	1,382	14,286	437	2021	2001	4801 Whitesport Cir SW
Hutchinson, KS	—	600	10,590	774	600	11,364	4,843	2004	1997	2416 Brentwood
Independence, VA	—	1,082	6,767	7	1,082	6,774	1,612	2018	1998	400 S Independence Ave
Indianapolis, IN	—	870	14,688	—	870	14,688	3,175	2014	2014	1635 N Arlington Avenue
Jackson, NJ	—	6,500	26,405	4,240	6,500	30,645	6,848	2012	2001	2 Kathleen Drive
Jacksonville, FL	—	2,932	14,269	—	2,932	14,269	465	2021	1999	3455 San Pablo Rd S
Jacksonville, FL	—	750	25,231	163	750	25,394	3,623	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	—	—	26,381	1,911	1,691	26,601	3,782	2013	2014	4000 San Pablo Parkway
Jefferson Hills, PA	—	2,265	13,614	—	2,265	13,614	1,847	2018	1997	380 Wray Large Road
Jersey Shore, PA	—	600	8,104	—	600	8,104	704	2018	1973	1008 Thompson Street
Kansas City, KS	—	700	20,115	—	700	20,115	3,458	2015	2015	8900 Parallel Parkway
Katy, TX	—	1,778	22,622	—	1,778	22,622	3,026	2017	2015	24802 Kingsland Boulevard
Kensington, MD	—	1,753	18,621	—	1,753	18,621	1,674	2018	2002	4301 Knowles Avenue
Kenwood, OH	—	821	11,040	—	821	11,040	1,026	2018	2000	4580 East Galbraith Road
Kettering, OH	—	1,229	4,701	—	1,229	4,701	497	2018	1977	3313 Wilmington Pike
King of Prussia, PA	—	720	14,776	—	720	14,776	1,423	2018	1995	620 West Valley Forge Road
King of Prussia, PA	—	1,205	4,725	—	1,205	4,725	538	2018	1990	600 West Valley Forge Road
Kingsford, MI	—	1,362	10,594	—	1,362	10,594	1,025	2018	1968	1225 Woodward Avenue
Kingsport, TN	—	2,123	33,130	—	2,123	33,130	—	2021	2019	915 Holston Hills Dr.
Kirkstall, UK	—	2,437	9,414	1,117	2,666	10,302	2,295	2013	2009	29 Broad Lane
Knoxville, TN	—	2,207	12,849	—	2,207	12,849	606	2021	2001	8501 S. Northshore Drive
Kokomo, IN	—	710	16,044	—	710	16,044	3,461	2014	2014	2200 S. Dixon Rd
Lacey, WA	—	2,582	18,175	—	2,582	18,175	1,657	2018	2012	4524 Intelco Loop SE
Lafayette, IN	—	670	16,833	1	670	16,834	3,364	2015	2014	2402 South Street
Lafayette, CO	—	1,420	20,192	—	1,420	20,192	3,714	2015	2015	329 Exempla Circle
Lakeway, TX	—	5,142	23,203	—	5,142	23,203	5,439	2007	2011	2000 Medical Dr
Lakewood, CO	—	2,160	28,091	62	2,160	28,153	5,775	2014	2010	7395 West Eastman Place

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Lakewood Ranch, FL	—	650	6,714	2,010	650	8,724	2,153	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	—	1,000	22,388	314	1,000	22,702	5,594	2012	2005	8220 Natures Way
Lancaster, PA	—	1,680	14,039	—	1,680	14,039	1,954	2015	2017	31 Millersville Road
Lancaster, PA	—	1,011	7,502	—	1,011	7,502	708	2018	1966	100 Abbeyville Road
Lapeer, MI	—	1,827	8,794	—	1,827	8,794	453	2020	2004	101 Devonshire Dr
Largo, FL	—	1,166	3,426	—	1,166	3,426	418	2018	1997	300 Highland Avenue Northeast
Laureldale, PA	—	1,171	14,420	—	1,171	14,420	1,314	2018	1980	2125 Elizabeth Avenue
Lawrence, KS	—	250	8,716	64	250	8,780	2,150	2012	1996	3220 Peterson Road
Lebanon, PA	—	728	10,367	—	728	10,367	1,035	2018	1998	100 Tuck Court
Lebanon, PA	—	1,214	5,960	—	1,214	5,960	667	2018	1980	900 Tuck Street
Lee, MA	—	290	18,135	926	290	19,061	9,773	2002	1998	600 & 620 Laurel St.
Leeds, UK	—	1,974	13,239	1,434	2,160	14,487	2,511	2015	2013	100 Grove Lane
Leicester, UK	—	3,060	24,410	2,589	3,348	26,711	6,276	2012	2010	307 London Road
Lenoir, NC	—	190	3,748	920	190	4,668	2,150	2003	1998	1145 Powell Rd., N.E.
Lethbridge, AB	—	1,214	2,750	340	1,315	2,989	771	2014	2003	785 Columbia Boulevard West
Lexana, KS	—	480	1,770	152	480	1,922	375	2015	1994	8710 Caenen Lake Rd
Lexington, NC	—	200	3,900	1,153	200	5,053	2,475	2002	1997	161 Young Dr.
Libertyville, IL	—	6,500	40,024	2,612	6,500	42,636	11,807	2011	2001	901 Florsheim Dr
Libertyville, IL	—	2,993	11,546	—	2,993	11,546	1,033	2018	1988	1500 South Milwaukee
Lichfield, UK	—	1,382	30,324	2,989	1,512	33,183	5,751	2015	2012	Wissage Road
Lillington, NC	—	500	16,451	184	500	16,635	3,211	2014	1999	2041 NC-210 N
Lillington, NC	—	470	17,579	600	470	18,179	3,654	2014	2013	54 Red Mulberry Way
Lititz, PA	—	1,200	13,836	—	1,200	13,836	1,929	2015	2016	80 West Millport Road
Livermore, CA	—	4,100	24,996	79	4,100	25,075	4,544	2014	1974	35 Fenton Street
Livonia, MI	—	985	13,555	—	985	13,555	1,304	2018	1999	32500 Seven Mile Road
Longwood, FL	—	1,260	6,445	—	1,260	6,445	1,932	2011	2011	425 South Ronald Reagan Boulevard
Los Angeles, CA	—	—	11,430	1,058	—	12,488	4,196	2008	1971	330 North Hayworth Avenue
Louisburg, KS	—	280	4,320	44	280	4,364	721	2015	1996	202 Rogers St
Loxley, UK	—	1,369	15,668	2,404	1,499	17,942	3,965	2013	2008	Loxley Road
Lutherville, MD	—	1,100	19,786	1,744	1,100	21,530	6,259	2011	1988	515 Brightfield Road
Lynchburg, VA	—	340	16,114	66	340	16,180	3,403	2014	2013	189 Monica Blvd
Lynchburg, VA	—	2,904	3,696	—	2,904	3,696	345	2018	1978	2200 Landover Place
Lynnwood, WA	—	2,302	5,632	—	2,302	5,632	533	2018	1987	3701 188th Street
Macungie, PA	—	—	—	27,041	2,558	24,483	—	2017	2018	6043 Lower Macungie Road
Manalapan, NJ	—	900	22,624	760	900	23,384	6,395	2011	2001	445 Route 9 South
Manassas, VA	—	750	7,446	1,103	750	8,549	3,691	2003	1996	8341 Barrett Dr.
Mankato, MN	—	1,460	32,104	300	1,460	32,404	5,119	2015	2006	100 Dublin Road
Mansfield, TX	—	—	—	21,163	2,807	18,356	—	2017	2019	2500 N. Walnut Creek
Marietta, PA	—	1,050	13,633	562	1,050	14,195	2,302	2015	1999	2760 Maytown Road
Marietta, OH	—	1,149	9,373	—	1,149	9,373	867	2018	1977	5001 State Route 60
Marietta, GA	—	2,406	12,229	—	2,406	12,229	1,106	2018	1980	4360 Johnson Ferry Place
Marion, IN	—	720	9,604	—	720	9,604	2,750	2014	2012	614 W. 14th Street
Marion, IN	—	990	9,190	824	990	10,014	3,048	2014	1976	505 N. Bradner Avenue
Marion, OH	—	2,768	17,415	—	2,768	17,415	2,050	2018	2004	400 Barks Road West
Marlborough, UK	—	2,677	6,822	897	2,930	7,466	1,426	2014	1999	The Common

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Martinsville, VA	—	349	—	—	349	—	—	2003	1900	Rolling Hills Rd. & US Hwy. 58
Matthews, NC	—	560	4,738	152	560	4,890	2,362	2003	1998	2404 Plantation Center Dr.
McHenry, IL	—	1,576	—	—	1,576	—	—	2006	1900	5200 Block of Bull Valley Road
McKinney, TX	—	4,314	23,777	—	4,314	23,777	—	2021	2018	220 S Crutcher Crossing
McMurray, PA	—	1,440	15,805	3,894	1,440	19,699	5,287	2010	2011	240 Cedar Hill Dr
Medicine Hat, AB	—	932	5,566	551	1,010	6,039	1,246	2014	1999	65 Valleyview Drive SW
Mentor, OH	—	1,827	9,938	—	1,827	9,938	931	2018	1985	8200 Mentor Hills Drive
Mequon, WI	—	2,238	17,761	—	2,238	17,761	159	2021	2015	6751 West Mequon Road
Miamisburg, OH	—	786	3,232	—	786	3,232	427	2018	1983	450 Oak Ridge Boulevard
Middleburg Heights, OH	—	960	7,780	472	960	8,252	3,526	2004	1998	15435 Bagley Rd.
Middleton, WI	—	420	4,006	600	420	4,606	2,254	2001	1991	6701 Stonefield Rd.
Midlothian, VA	—	2,015	8,602	—	2,015	8,602	268	2021	2015	13800 Bon Secours Drive
Milton Keynes, UK	—	1,826	18,654	1,930	1,998	20,412	3,643	2015	2007	Tunbridge Grove, Kents Hill
Minnetonka, MN	—	2,080	24,360	2,935	2,080	27,295	7,688	2012	1999	500 Carlson Parkway
Mishawaka, IN	—	740	10,698	—	740	10,698	3,337	2014	2013	60257 Bodnar Blvd
Moline, IL	—	2,946	18,672	—	2,946	18,672	1,634	2018	1964	833 Sixteenth Avenue
Monroe, NC	—	470	3,681	839	470	4,520	2,150	2003	2001	918 Fitzgerald St.
Monroe, NC	—	310	4,799	922	310	5,721	2,720	2003	2000	919 Fitzgerald St.
Monroe, NC	—	450	4,021	417	450	4,438	2,050	2003	1997	1316 Patterson Ave.
Monroe Township, NJ	—	3,250	27,771	765	3,250	28,536	4,568	2015	1996	319 Forsgate Drive
Monroeville, PA	—	1,216	12,749	—	1,216	12,749	1,420	2018	1997	120 Wyngate Drive
Monroeville, PA	—	1,237	3,641	—	1,237	3,641	540	2018	1996	885 MacBeth Drive
Montgomeryville, PA	—	1,176	9,824	—	1,176	9,824	967	2018	1989	640 Bethlehem Pike
Montville, NJ	—	3,500	31,002	1,699	3,500	32,701	9,078	2011	1988	165 Changebridge Rd.
Moorestown, NJ	—	4,143	23,902	—	4,143	23,902	5,363	2012	2014	250 Marter Avenue
Morehead City, NC	—	200	3,104	2,039	200	5,143	2,594	1999	1999	107 Bryan St.
Moulton, UK	—	1,695	12,510	1,886	1,691	14,400	1,726	2017	1995	Northampton Lane North
Mountainside, NJ	—	3,097	7,807	—	3,097	7,807	741	2018	1988	1180 Route 22
Mt. Pleasant, MI	—	1,863	6,467	—	1,863	6,467	399	2020	2013	2378 S. Lincoln Rd
Naperville, IL	—	3,470	29,547	3,457	3,470	33,004	8,883	2011	2001	504 North River Road
Naples, FL	—	1,222	10,639	—	1,222	10,639	1,057	2018	1998	6125 Rattlesnake Hammock Road
Naples, FL	—	1,672	23,119	—	1,672	23,119	2,558	2018	1993	1000 Lely Palms Drive
Naples, FL	—	1,854	12,398	—	1,854	12,398	1,109	2018	1987	3601 Lakewood Boulevard
Nashville, TN	—	4,910	29,590	—	4,910	29,590	10,698	2008	2007	15 Burton Hills Boulevard
Needham, MA	—	1,610	12,667	—	1,610	12,667	6,277	2002	1994	100 West St.
Needham, MA	—	3,957	71,163	—	3,957	71,163	—	2021	2013	235 Gould St.
New Lenox, IL	—	1,225	21,575	—	1,225	21,575	1,706	2019	2007	1023 South Cedar Rd
New Moston, UK	—	1,480	4,378	553	1,620	4,791	1,111	2013	2010	90a Broadway
Newark, DE	—	560	21,220	2,442	560	23,662	9,771	2004	1998	200 E. Village Rd.
Newcastle Under Lyme, UK	—	1,110	5,655	638	1,215	6,188	1,371	2013	2010	Hempstalls Lane
Newcastle-under-Lyme, UK	—	1,125	5,537	628	1,231	6,059	1,158	2014	1999	Silverdale Road
Newport News, VA	—	839	6,077	6	839	6,083	1,402	2018	1998	12997 Nettles Dr
Norman, OK	—	55	1,484	—	55	1,484	1,031	1995	1995	1701 Alameda Dr.
Norman, OK	—	1,480	33,330	604	1,480	33,934	8,152	2012	1985	800 Canadian Trails Drive
North Augusta, SC	—	332	2,558	—	332	2,558	1,527	1999	1998	105 North Hills Dr.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Northampton, UK	—	5,182	17,348	2,124	5,670	18,984	4,373	2013	2011	Cliftonville Road
Northampton, UK	—	2,013	6,257	780	2,203	6,847	1,227	2014	2014	Cliftonville Road
Northbrook, IL	—	1,298	13,337	—	1,298	13,337	1,222	2018	1999	3240 Milwaukee Avenue
Nottingham, UK	—	1,628	6,263	744	1,782	6,853	1,214	2014	2014	172A Nottingham Road
Nuneaton, UK	—	3,325	8,983	1,159	3,638	9,829	2,180	2013	2011	132 Coventry Road
Nuthall, UK	—	2,498	10,436	1,220	2,734	11,420	2,559	2013	2011	172 Nottingham Road
Oak Lawn, IL	—	2,418	5,426	—	2,418	5,426	494	2018	1977	9401 South Kostner Avenue
Oak Lawn, IL	—	3,876	7,985	—	3,876	7,985	754	2018	1960	6300 W 95th Street
Oakland, CA	—	4,760	16,143	282	4,760	16,425	3,244	2014	2002	468 Perkins Street
Ocala, FL	—	1,340	10,564	206	1,340	10,770	3,659	2008	2009	2650 SE 18TH Avenue
Oklahoma City, OK	—	590	7,513	39	590	7,552	2,796	2007	2008	13200 S. May Ave
Oklahoma City, OK	—	760	7,017	98	760	7,115	2,575	2007	2009	11320 N. Council Road
Oklahoma City, OK	—	—	—	18,198	1,590	16,608	1,090	2014	2016	2800 SW 131st Street
Olathe, KS	—	1,930	19,765	553	1,930	20,318	3,619	2016	2015	21250 W 151 Street
Ona, WV	—	950	7,558	—	950	7,558	2,215	2015	2007	100 Weatherholt Drive
Oneonta, NY	—	80	5,020	—	80	5,020	1,824	2007	1996	1846 County Highway 48
Orem, UT	—	2,150	24,107	—	2,150	24,107	3,885	2015	2014	250 East Center Street
Osage City, KS	—	50	1,700	142	50	1,842	375	2015	1996	1403 Laing St
Osawatomie, KS	—	130	2,970	136	130	3,106	574	2015	2003	1520 Parker Ave
Ottawa, KS	—	160	6,590	44	160	6,634	1,114	2015	2007	2250 S Elm St
Overland Park, KS	—	—	—	31,146	3,730	27,416	9,289	2008	2009	12000 Lamar Avenue
Overland Park, KS	—	4,500	29,105	7,295	4,500	36,400	11,615	2010	1988	6101 W 119th St
Overland Park, KS	—	410	2,840	92	410	2,932	564	2015	2004	14430 Metcalf Ave
Overland Park, KS	—	1,300	25,311	677	1,300	25,988	4,526	2016	2015	7600 Antioch Road
Owasso, OK	—	215	1,380	—	215	1,380	898	1996	1996	12807 E. 86th Place N.
Palm Beach Gardens, FL	—	2,082	6,622	—	2,082	6,622	692	2018	1991	11375 Prosperity Farms Road
Palm Coast, FL	—	870	10,957	233	870	11,190	3,663	2008	2010	50 Town Ct.
Palm Harbor, FL	—	2,490	23,901	—	2,490	23,901	692	2021	1996	2960 Tampa Rd
Palm Harbor, FL	—	1,306	13,807	—	1,306	13,807	1,357	2018	1997	2895 Tampa Road
Palm Harbor, FL	—	3,281	22,450	—	3,281	22,450	2,166	2018	1990	2851 Tampa Road
Palos Heights, IL	—	1,225	12,453	—	1,225	12,453	1,121	2018	1999	7880 West College Drive
Palos Heights, IL	—	3,431	28,803	—	3,431	28,803	2,506	2018	1987	7850 West College Drive
Palos Heights, IL	—	2,590	7,644	—	2,590	7,644	691	2018	1996	11860 Southwest Hwy
Panama City Beach, FL	—	900	6,402	734	900	7,136	1,715	2011	2005	6012 Magnolia Beach Road
Paola, KS	—	190	5,610	59	190	5,669	972	2015	2000	601 N. East Street
Parma, OH	—	960	12,718	—	960	12,718	1,227	2018	1998	9205 Sprague Road
Parma, OH	—	1,833	10,314	—	1,833	10,314	1,120	2018	2006	9055 West Sprague Road
Paulsboro, NJ	—	3,264	8,023	—	3,264	8,023	784	2018	1987	550 Jessup Road
Paw Paw, MI	—	1,687	5,602	—	1,687	5,602	360	2020	2012	677 Hazen
Perrysburg, OH	—	1,456	5,431	—	1,456	5,431	535	2018	1973	10540 Fremont Pike
Perrysburg, OH	—	1,213	7,108	—	1,213	7,108	649	2018	1978	10542 Fremont Pike
Philadelphia, PA	—	2,930	10,433	3,536	2,930	13,969	4,529	2011	1952	1526 Lombard Street
Pickerington, OH	—	2,072	27,651	—	2,072	27,651	296	2021	2017	611 Windmiller Drive
Pikesville, MD	—	—	2,487	—	—	2,487	213	2018	1998	8911 Reisterstown Road
Pikesville, MD	—	4,247	8,379	—	4,247	8,379	854	2018	1996	8909 Reisterstown Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Pinehurst, NC	—	290	2,690	718	290	3,408	1,607	2003	1998	17 Regional Dr.
Piqua, OH	—	204	1,885	—	204	1,885	1,158	1997	1997	1744 W. High St.
Piscataway, NJ	—	3,100	33,351	—	3,100	33,351	4,257	2013	2017	10 Sterling Drive
Pittsburgh, PA	—	1,750	8,572	6,320	1,750	14,892	4,421	2005	1998	100 Knoedler Rd.
Pittsburgh, PA	—	603	11,354	—	603	11,354	1,089	2018	1998	1125 Perry Highway
Pittsburgh, PA	—	1,005	15,160	—	1,005	15,160	1,400	2018	1997	505 Weyman Road
Pittsburgh, PA	—	1,140	3,164	—	1,140	3,164	295	2018	1962	550 South Negley Avenue
Pittsburgh, PA	—	761	4,213	—	761	4,213	376	2018	1965	5609 Fifth Avenue
Pittsburgh, PA	—	1,480	9,712	—	1,480	9,712	1,013	2018	1986	1105 Perry Highway
Pittsburgh, PA	—	1,139	5,844	—	1,139	5,844	597	2018	1986	1848 Greentree Road
Plainview, NY	—	3,990	11,969	1,713	3,990	13,682	4,203	2011	1963	150 Sunnyside Blvd
Plano, TX	—	1,840	20,152	560	1,840	20,712	3,413	2016	2016	3325 W Plano Parkway
Poole, UK	—	3,478	17,481	—	3,478	17,481	1,238	2019	2019	Kingsmill Road
Potomac, MD	—	1,448	14,622	—	1,448	14,622	1,325	2018	1994	10718 Potomac Tennis Lane
Potomac, MD	—	4,119	14,916	—	4,119	14,916	1,396	2018	1988	10714 Potomac Tennis Lane
Pottstown, PA	—	984	4,563	—	984	4,563	458	2018	1907	724 North Charlotte Street
Powell, OH	—	1,910	18,008	—	1,910	18,008	224	2021	2018	3872 Attucks Drive
Powell, OH	—	2,300	26,198	—	2,300	26,198	281	2021	2017	10351 Sawmill Parkway
Prior Lake, MN	13,058	1,870	29,849	300	1,870	30,149	4,759	2015	2003	4685 Park Nicollet Avenue
Prospect, KY	—	2,533	9,963	—	2,533	9,963	359	2021	2017	6901 Carslaw Ct.
Raleigh, NC	—	7,598	88,870	900	7,598	89,770	11,050	2008	2017	4030 Cardinal at North Hills St
Raleigh, NC	—	3,530	59,589	—	3,530	59,589	14,540	2012	2002	5301 Creedmoor Road
Raleigh, NC	—	2,580	16,837	—	2,580	16,837	4,370	2012	1988	7900 Creedmoor Road
Red Bank, NJ	—	1,050	21,275	1,158	1,050	22,433	6,077	2011	1997	One Hartford Dr.
Redondo Beach, CA	—	—	9,557	709	—	10,266	8,658	2011	1957	514 North Prospect Ave
Reidsville, NC	—	170	3,830	1,473	170	5,303	2,375	2002	1998	2931 Vance St.
Richardson, TX	—	1,468	12,975	—	1,468	12,975	1,223	2018	1999	410 Buckingham Road
Richmond, IN	—	700	14,222	393	700	14,615	2,585	2016	2015	400 Industries Road
Richmond, VA	—	3,261	17,974	—	3,261	17,974	1,610	2018	1990	1719 Bellevue Avenue
Richmond, VA	—	1,046	8,233	—	1,046	8,233	789	2018	1966	2125 Hilliard Road
Roanoke, VA	—	748	4,483	5	748	4,488	1,277	2018	1997	4355 Pheasant Ridge Rd
Rock Hill, SC	—	1,825	7,676	—	1,825	7,676	327	2021	1995	1611 Constitution Blvd
Rockford, MI	—	2,386	13,546	—	2,386	13,546	594	2020	2014	6070 Northland Dr
Rockville Centre, NY	—	4,290	20,310	1,379	4,290	21,689	6,215	2011	2002	260 Maple Ave
Rockwall, TX	—	2,220	17,650	230	2,220	17,880	2,969	2012	2014	720 E Ralph Hall Parkway
Romeoville, IL	—	1,895	—	—	1,895	—	—	2006	1900	Grand Haven Circle
Roseville, MN	—	2,140	24,679	100	2,140	24,779	3,960	2015	1989	2750 North Victoria Street
Rugeley, UK	—	1,900	10,262	1,146	2,079	11,229	2,636	2013	2010	Horse Fair
Ruston, LA	—	710	9,790	—	710	9,790	3,006	2011	1988	1401 Ezelle St
S Holland, IL	—	1,423	8,907	—	1,423	8,907	859	2018	1997	2045 East 170th Street
Salem, OR	—	449	5,171	1	449	5,172	3,071	1999	1998	1355 Boone Rd. S.E.
Salisbury, NC	—	370	5,697	390	370	6,087	2,838	2003	1997	2201 Statesville Blvd.
San Angelo, TX	—	260	8,800	425	260	9,225	4,022	2004	1997	2695 Valleyview Blvd.
San Angelo, TX	—	1,050	24,689	1,361	1,050	26,050	5,066	2014	1999	6101 Grand Court Road
San Antonio, TX	—	1,499	12,658	—	1,499	12,658	1,180	2018	2000	15290 Huebner Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
San Diego, CA	—	—	22,003	1,845	—	23,848	7,856	2008	1992	555 Washington St.
San Juan Capistrano, CA	—	1,390	6,942	1,506	1,390	8,448	4,256	2000	2001	30311 Camino Capistrano
Sand Springs, OK	—	910	19,654	238	910	19,892	4,895	2012	2002	4402 South 129th Avenue West
Sandusky, MI	—	967	6,738	—	967	6,738	314	2020	2008	70 W. Argyle Ave
Sarasota, FL	—	475	3,175	—	475	3,175	2,138	1996	1995	8450 McIntosh Rd.
Sarasota, FL	—	4,101	11,204	—	4,101	11,204	1,679	2018	1993	5401 Sawyer Road
Sarasota, FL	—	1,370	4,082	—	1,370	4,082	392	2018	1968	3250 12th Street
Sarasota, FL	—	2,792	11,173	—	2,792	11,173	1,040	2018	1993	5511 Swift Road
Sarasota, FL	—	443	8,892	—	443	8,892	915	2018	1998	5509 Swift Road
Scranton, PA	—	320	12,144	3	320	12,147	2,422	2014	2013	2751 Boulevard Ave
Scranton, PA	—	440	17,609	375	440	17,984	3,527	2014	2005	2741 Blvd. Ave
Seminole, FL	—	1,165	8,975	—	1,165	8,975	894	2018	1998	9300 Antilles Drive
Seven Fields, PA	—	484	4,663	59	484	4,722	2,805	1999	1999	500 Seven Fields Blvd.
Sewell, NJ	—	3,127	14,090	—	3,127	14,090	1,494	2018	2010	378 Fries Mill Road
Shawnee, OK	—	80	1,400	—	80	1,400	936	1996	1995	3947 Kickapoo
Silver Spring, MD	—	1,469	10,392	—	1,469	10,392	969	2018	1995	2505 Musgrove Road
Silver Spring, MD	—	4,678	11,679	—	4,678	11,679	1,161	2018	1990	2501 Musgrove Road
Silvis, IL	—	880	16,420	139	880	16,559	5,024	2010	2005	1900 10th St.
Sinking Spring, PA	—	1,393	19,842	—	1,393	19,842	1,829	2018	1982	3000 Windmill Road
Sittingbourne, UK	—	1,357	6,539	744	1,485	7,155	1,313	2014	1997	200 London Road
Smithfield, NC	—	290	5,680	844	290	6,524	2,767	2003	1998	830 Berkshire Rd.
Smithfield, NC	—	360	8,216	179	360	8,395	1,640	2014	1999	250 Highway 210 West
South Bend, IN	—	670	17,770	—	670	17,770	3,700	2014	2014	52565 State Road 933
South Point, OH	—	1,135	9,387	—	1,135	9,387	867	2018	1984	7743 County Road 1
Southampton, UK	—	1,519	16,041	1,027	1,608	16,979	1,946	2017	2013	Botley Road, Park Gate
Southbury, CT	—	1,860	23,613	1,088	1,860	24,701	6,859	2011	2001	655 Main St
Spokane, WA	—	2,649	11,699	—	2,649	11,699	1,092	2018	1985	6025 North Assembly Street
Springfield, IL	—	990	13,378	1,085	990	14,463	2,951	2014	2013	3089 Old Jacksonville Road
St. Paul, MN	—	2,100	33,019	100	2,100	33,119	5,245	2015	1996	750 Mississippi River
Stafford, UK	—	2,009	8,238	599	2,126	8,720	1,232	2014	2016	Stone Road
Stamford, UK	—	1,820	3,238	477	1,991	3,544	694	2014	1998	Priory Road
Statesville, NC	—	150	1,447	377	150	1,824	866	2003	1990	2441 E. Broad St.
Statesville, NC	—	310	6,183	693	310	6,876	2,960	2003	1996	2806 Peachtree Place
Statesville, NC	—	140	3,627	53	140	3,680	1,763	2003	1999	2814 Peachtree Rd.
Staunton, VA	—	899	6,391	6	899	6,397	1,513	2018	1999	1410 N Augusta St
Sterling Heights, MI	—	790	10,784	—	790	10,784	1,013	2018	1996	11095 East Fourteen Mile Road
Sterling Heights, MI	—	1,583	15,634	—	1,583	15,634	1,491	2018	2013	38200 Schoenherr Road
Stillwater, OK	—	80	1,400	—	80	1,400	937	1995	1995	1616 McElroy Rd.
Stratford-upon-Avon, UK	—	790	14,508	1,442	864	15,876	2,749	2015	2012	Scholars Lane
Stroudsburg, PA	—	340	16,313	56	340	16,369	3,666	2014	2011	370 Whitestone Corner Road
Sunbury, PA	—	695	7,244	—	695	7,244	653	2018	1981	800 Court Street Circle
Sunnyvale, CA	—	4,946	22,123	—	4,946	22,123	1,986	2018	1990	1150 Tilton Drive
Superior, WI	—	1,020	13,735	6,159	1,020	19,894	4,553	2009	2010	1915 North 34th Street
Tacoma, WA	—	2,522	8,573	—	2,522	8,573	787	2018	1984	5601 South Orchard Southtreet
Tallahassee, FL	—	1,264	9,652	—	1,264	9,652	337	2021	1999	100 John Knox Rd

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Tampa, FL	—	1,315	6,911	—	1,315	6,911	749	2018	1999	14950 Casey Road
Telford, UK	—	1,048	11,250	—	1,048	11,250	61	2021	2021	Shifnal Road
Terre Haute, IN	—	1,370	18,016	—	1,370	18,016	3,517	2015	2015	395 8th Avenue
Texarkana, TX	—	192	1,403	—	192	1,403	912	1996	1996	4204 Moores Lane
The Villages, FL	—	1,035	7,446	—	1,035	7,446	1,776	2013	2014	2450 Parr Drive
Thomasville, GA	—	530	12,520	1,347	530	13,867	3,129	2011	2006	423 Covington Avenue
Thousand Oaks, CA	—	3,425	19,573	—	3,425	19,573	643	2019	2021	980 Warwick Avenue
Three Rivers, MI	—	1,255	2,760	—	1,255	2,760	340	2018	1976	517 South Erie Southtreet
Tomball, TX	—	1,050	13,300	840	1,050	14,140	3,904	2011	2001	1221 Graham Dr
Toms River, NJ	—	3,466	23,311	—	3,466	23,311	2,651	2019	2006	1657 Silverton Rd
Tonganoxie, KS	—	310	3,690	76	310	3,766	712	2015	2009	120 W 8th St
Topeka, KS	—	260	12,712	101	260	12,813	3,267	2012	2011	1931 Southwest Arvonia Place
Towson, MD	—	1,715	13,111	—	1,715	13,111	1,221	2018	2000	8101 Bellona Avenue
Towson, MD	—	3,100	6,465	—	3,100	6,465	576	2018	1960	509 East Joppa Road
Towson, MD	—	4,527	3,126	—	4,527	3,126	352	2018	1970	7001 North Charles Street
Troy, OH	—	200	2,000	4,254	200	6,254	2,681	1997	1997	81 S. Stanfield Rd.
Troy, MI	—	1,381	24,445	—	1,381	24,445	2,178	2018	2006	925 West South Boulevard
Trumbull, CT	—	4,440	43,384	570	4,440	43,954	12,332	2011	2001	6949 Main Street
Tulsa, OK	—	1,100	27,007	2,233	1,100	29,240	4,029	2015	2017	18001 East 51st Street
Tulsa, OK	—	890	9,410	—	890	9,410	1,101	2017	2009	7210 South Yale Avenue
Tulsa, OK	—	1,390	7,110	1,102	1,390	8,212	2,819	2010	1998	7220 S. Yale Ave.
Tulsa, OK	—	1,320	10,087	70	1,320	10,157	2,713	2011	2012	7902 South Mingo Road East
Tulsa, OK	12,733	1,752	28,421	94	1,752	28,515	3,639	2017	2014	701 W 71st Street South
Tustin, CA	—	840	15,299	537	840	15,836	4,910	2011	1965	240 East 3rd St
Twinsburg, OH	—	1,446	5,919	—	1,446	5,919	610	2018	2014	8551 Darrow Road
Union, KY	—	—	—	33,927	2,242	31,685	1,524	2018	2020	9255 US-42
Union, SC	—	1,932	2,372	—	1,932	2,372	341	2018	1981	709 Rice Avenue
Valparaiso, IN	—	112	2,558	—	112	2,558	1,386	2001	1998	2601 Valparaiso St.
Valparaiso, IN	—	108	2,962	—	108	2,962	1,589	2001	1999	2501 Valparaiso St.
Vancouver, WA	—	2,503	28,393	—	2,503	28,393	2,507	2018	2011	2811 N.E. 139th Street
Venice, FL	—	1,150	10,674	215	1,150	10,889	3,629	2008	2009	1600 Center Rd.
Venice, FL	—	2,246	10,094	—	2,246	10,094	1,001	2018	1997	1450 East Venice Avenue
Vero Beach, FL	—	263	3,187	—	263	3,187	1,702	2001	1999	420 4th Ct.
Vero Beach, FL	—	297	3,263	—	297	3,263	1,750	2001	1996	410 4th Ct.
Vero Beach, FL	—	3,580	31,735	—	3,580	31,735	956	2021	2005	910 Regency Square
Vero Beach, FL	—	1,256	11,204	—	1,256	11,204	384	2021	2007	4150 Indian River Blvd
Virginia Beach, VA	—	1,540	22,593	204	1,540	22,797	4,568	2014	1993	5520 Indian River Rd
Virginia Beach, VA	—	2,004	19,634	—	2,004	19,634	263	2021	2008	1853 Old Donation Parkway
Voorhees, NJ	—	3,100	25,950	26	3,100	25,976	6,764	2011	2013	113 South Route 73
Voorhees, NJ	—	2,193	6,990	—	2,193	6,990	722	2018	2006	1086 Dumont Circle
W Palm Beach, FL	—	1,175	8,294	—	1,175	8,294	839	2018	1996	2330 Village Boulevard
W Palm Beach, FL	—	1,921	5,731	—	1,921	5,731	560	2018	1996	2300 Village Boulevard
Wabash, IN	—	670	14,588	1	670	14,589	3,157	2014	2013	20 John Kissinger Drive
Waconia, MN	—	890	14,726	4,495	890	19,221	5,098	2011	2005	500 Cherry Street
Wake Forest, NC	—	200	3,003	2,621	200	5,624	2,642	1998	1999	611 S. Brooks St.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Wallingford, PA	—	1,356	6,487	—	1,356	6,487	682	2018	1930	115 South Providence Road
Walnut Creek, CA	—	4,358	18,407	—	4,358	18,407	1,696	2018	1997	1975 Tice Valley Boulevard
Walnut Creek, CA	—	5,394	39,084	—	5,394	39,084	3,423	2018	1990	1226 Rossmoor Parkway
Walsall, UK	—	1,184	8,562	919	1,296	9,369	1,718	2015	2015	Little Aston Road
Wamego, KS	—	40	2,510	57	40	2,567	447	2015	1996	1607 4th St
Wareham, MA	—	875	7,906	—	875	7,906	6,281	2002	1989	50 Indian Neck Rd.
Warren, NJ	—	2,000	30,810	1,337	2,000	32,147	8,691	2011	1999	274 King George Rd
Waterloo, IA	—	605	3,030	—	605	3,030	308	2018	1964	201 West Ridgeway Avenue
Wayne, NJ	—	1,427	15,674	—	1,427	15,674	1,835	2018	1998	800 Hamburg Turnpike
Wellingborough, UK	—	1,480	5,724	679	1,620	6,263	1,273	2015	2015	159 Northampton
West Bend, WI	—	620	17,790	38	620	17,828	4,729	2010	2011	2130 Continental Dr
West Des Moines, IA	—	828	5,103	—	828	5,103	525	2018	2006	5010 Grand Ridge Drive
West Milford, NJ	—	1,960	24,614	—	1,960	24,614	2,140	2019	2000	197 Cahill Cross Road
West Orange, NJ	—	1,347	19,389	—	1,347	19,389	2,126	2018	1998	510 Prospect Avenue
West Reading, PA	—	890	12,118	—	890	12,118	1,057	2018	1975	425 Buttonwood Street
Westerville, OH	—	740	8,287	4,146	740	12,433	11,082	1998	2001	690 Cooper Rd.
Westerville, OH	—	—	—	26,086	2,566	23,520	980	2017	2020	702 Polaris Parkway
Westerville, OH	—	1,420	5,371	—	1,420	5,371	521	2018	1982	1060 Eastwind Drive
Westerville, OH	—	1,582	10,279	—	1,582	10,279	1,014	2018	1980	215 Huber Village Boulevard
Westfield, IN	—	890	15,964	1	890	15,965	3,424	2014	2013	937 E. 186th Street
Westlake, OH	—	855	11,963	—	855	11,963	1,136	2018	1997	28400 Center Ridge Road
Weston Super Mare, UK	—	2,517	7,054	902	2,754	7,719	1,721	2013	2011	141b Milton Road
Wheaton, MD	—	3,864	3,788	—	3,864	3,788	382	2018	1961	11901 Georgia Avenue
Whippany, NJ	—	1,571	14,977	—	1,571	14,977	1,430	2018	2000	18 Eden Lane
Whitehall, MI	—	1,645	6,789	—	1,645	6,789	375	2020	2012	6827 Whitehall Rd
Wichita, KS	—	260	2,240	129	260	2,369	416	2015	1992	900 N Bayshore Dr
Wichita, KS	—	1,400	11,000	456	1,400	11,456	6,185	2006	1997	505 North Maize Road
Wichita, KS	12,038	630	19,747	315	630	20,062	4,867	2012	2009	2050 North Webb Road
Wichita, KS	—	900	10,134	123	900	10,257	2,791	2011	2012	10600 E 13th Street North
Wichita, KS	—	860	8,873	—	860	8,873	2,589	2011	2012	10604 E 13th Street North
Williamsburg, VA	—	1,187	5,728	6	1,187	5,734	1,416	2018	2000	1811 Jamestown Rd
Willoughby, OH	—	1,774	8,653	—	1,774	8,653	835	2018	1974	37603 Euclid Avenue
Wilmington, NC	—	210	2,991	—	210	2,991	1,771	1999	1999	3501 Converse Dr.
Wilmington, NC	—	400	15,355	207	400	15,562	3,212	2014	2012	3828 Independence Blvd
Wilmington, DE	—	1,376	13,450	—	1,376	13,450	1,259	2018	1998	700 1/2 Foulk Road
Wilmington, DE	—	2,843	36,948	—	2,843	36,948	3,324	2018	1988	5651 Limestone Road
Wilmington, DE	—	2,266	9,500	—	2,266	9,500	913	2018	1984	700 Foulk Road
Windsor, VA	—	1,148	6,514	7	1,148	6,521	1,599	2018	1999	23352 Courthouse Hwy
Winston-Salem, NC	—	360	2,514	595	360	3,109	1,475	2003	1996	2980 Reynolda Rd.
Winter Garden, FL	—	1,110	7,937	—	1,110	7,937	2,091	2012	2013	720 Roper Road
Winter Springs, FL	—	1,152	14,822	—	1,152	14,822	1,372	2018	1999	1057 Willa Springs Drive
Witherwack, UK	—	944	6,915	741	1,033	7,567	1,688	2013	2009	Whitchurch Road
Wolverhampton, UK	—	1,573	6,678	778	1,721	7,308	1,645	2013	2011	378 Prestonwood Road
Woodbury, MN	—	1,317	20,935	298	1,317	21,233	2,886	2017	2015	2195 Century Avenue South
Woodstock, VA	—	594	5,108	5	594	5,113	1,105	2018	2001	803 S Main St

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Worcester, MA	—	3,500	54,099	4	3,500	54,103	17,379	2007	2009	101 Barry Road
Yardley, PA	—	773	14,914	—	773	14,914	1,460	2018	1995	493 Stony Hill Road
Yardley, PA	—	1,561	9,439	—	1,561	9,439	1,099	2018	1990	1480 Oxford Valley Road
York, UK	—	2,961	8,266	1,058	3,240	9,045	1,736	2014	2006	Rosetta Way, Boroughbridge Road
York, PA	—	976	9,354	—	976	9,354	890	2018	1972	200 Pauline Drive
York, PA	—	1,050	4,210	—	1,050	4,210	474	2018	1983	2400 Kingston Court
York, PA	—	1,121	7,584	—	1,121	7,584	771	2018	1979	1770 Barley Road
Youngsville, NC	—	380	10,689	115	380	10,804	2,177	2014	2013	100 Sunset Drive
Zephyrhills, FL	—	2,131	6,669	—	2,131	6,669	712	2018	1987	38220 Henry Drive
Zionsville, IN	—	1,610	22,400	1,790	1,610	24,190	7,039	2010	2009	11755 N Michigan Rd
Zionsville, IN	—	2,162	33,238	—	2,162	33,238	721	2021	2018	6800 Central Blvd
Triple-net Total	$72,536	$911,678	$7,485,316	$592,881	$955,620	$8,034,255	$1,459,518

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Addison, IL	$5,130	$102	$19,060	$—	$102	$19,060	$1,749	2018	2012	303 West Lake Street
Agawam, MA	—	1,072	4,544	624	1,072	5,168	591	2019	2005	230-232 Main Street
Allen, TX	—	726	14,196	1,661	726	15,857	6,466	2012	2006	1105 N Central Expressway
Alpharetta, GA	—	—	—	20,406	773	19,633	8,562	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	—	—	—	38,575	1,769	36,806	17,816	2011	1999	3400-C Old Milton Parkway
Alpharetta, GA	—	476	13,378	—	476	13,378	4,593	2011	2003	11975 Morris Road
Alpharetta, GA	—	548	17,103	1,112	548	18,215	7,735	2011	2007	3300 Old Milton Parkway
Alpharetta, GA	—	1,862	—	—	1,862	—	—	2011	1900	940 North Point Parkway
Ann Arbor, MI	—	4,234	27,623	2,462	4,234	30,085	—	2021	2016	4350 Jackson Road
Ann Arbor, MI	—	4,044	14,610	1,305	4,044	15,915	—	2021	2014	4200 Whitehall Dr.
Appleton, WI	6,728	1,881	7,540	1,333	1,881	8,873	797	2019	2004	5330 W Michael Drive
Appleton, WI	11,848	3,782	18,003	2,452	3,782	20,455	1,777	2019	2005	2323 N Casaloma Drive
Arcadia, CA	—	—	—	34,254	5,618	28,636	13,948	2006	1984	301 W. Huntington Drive
Arlington, TX	—	82	18,243	743	82	18,986	5,827	2012	2012	902 W. Randol Mill Road
Arlington Heights, IL	—	1,233	2,826	623	1,233	3,449	508	2020	1997	1632 W. Central Road
Atlanta, GA	—	—	—	28,778	2,172	26,606	10,728	2012	1984	975 Johnson Ferry Road
Atlanta, GA	—	—	—	45,361	—	45,361	16,567	2012	2006	5670 Peachtree-Dunwoody Road
Atlanta, GA	—	4,931	18,720	7,972	5,387	26,236	14,420	2006	1991	755 Mt. Vernon Hwy.
Austin, TX	—	1,066	10,112	—	1,066	10,112	1,781	2017	2017	5301-B Davis Lane
Austin, TX	—	1,688	5,865	919	1,688	6,784	946	2019	2015	5301-A Davis Lane
Baltimore, MD	—	4,490	28,667	2,577	4,490	31,244	2,338	2019	2014	1420 Key Highway
Bellevue, NE	—	—	—	16,691	—	16,691	6,861	2010	2010	2510 Bellevue Medical Center Drive
Bend, OR	—	16,516	28,429	1,912	16,516	30,341	3,666	2019	2001	1501 Northeast Medical Center Drive
Berkeley Heights, NJ	—	49,555	79,091	13,760	49,555	92,851	7,797	2019	1978	1 Diamond Hill Road
Beverly Hills, CA	—	20,766	40,730	3,712	20,766	44,442	10,489	2015	1946	9675 Brighton Way
Beverly Hills, CA	—	18,863	1,192	492	18,885	1,662	922	2015	1955	415 North Bedford
Beverly Hills, CA	—	19,863	31,690	2,338	19,863	34,028	7,624	2015	1946	416 North Bedford
Beverly Hills, CA	33,729	32,603	28,639	1,617	32,603	30,256	7,967	2015	1950	435 North Bedford
Beverly Hills, CA	78,271	52,772	87,366	2,567	52,772	89,933	18,817	2015	1989	436 North Bedford
Boca Raton, FL	—	109	34,002	4,754	214	38,651	17,356	2006	1995	9970 S. Central Park Blvd.
Boca Raton, FL	—	31	12,312	703	251	12,795	4,907	2012	1993	9960 S. Central Park Boulevard
Bridgeton, MO	—	—	—	22,840	450	22,390	9,415	2010	2006	12266 DePaul Dr
Bridgeton, MO	—	1,701	6,228	302	1,501	6,730	1,736	2017	2008	3440 De Paul Ln.
Brooklyn, NY	—	—	101,887	—	—	101,887	1,664	2015	2021	NE Corner of 9th & 49th Street
Burleson, TX	—	—	—	14,078	10	14,068	5,581	2011	2007	12001 South Freeway
Burnsville, MN	—	—	—	33,992	—	33,992	11,387	2013	2014	14101 Fairview Dr
Canton, MI	—	1,168	13,399	1,162	1,168	14,561	—	2021	2004	49650 Cherry Hill Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Cape Coral, FL	—	2,273	10,727	1,442	2,273	12,169	636	2021	1995	2721 Del Prado Blvd
Cary, NC	—	2,816	10,645	1,239	2,816	11,884	2,095	2019	2007	540 Waverly Place
Cedar Park, TX	—	—	—	29,938	132	29,806	6,827	2017	2014	1401 Medical Parkway, Building 2
Chapel Hill, NC	—	488	2,242	149	488	2,391	268	2019	2010	100 Perkins Drive
Chapel Hill, NC	4,936	1,970	8,874	84	1,970	8,958	1,233	2018	2007	6011 Farrington Road
Chapel Hill, NC	4,936	1,970	8,925	5	1,970	8,930	1,385	2018	2007	6013 Farrington Road
Chapel Hill, NC	14,030	5,681	25,035	17	5,681	25,052	3,579	2018	2006	2226 North Carolina Highway 54
Charlotte, NC	—	10	23,265	1,939	10	25,204	4,156	2019	1971	1900 Randolph Road
Charlotte, NC	—	30	59,039	6,321	30	65,360	9,591	2019	1994	1918 Randolph Road
Charlotte, NC	—	40	40,533	3,297	40	43,830	6,315	2019	1989	1718 East Fourth Street
Charlotte, NC	—	1,746	8,378	1,278	1,746	9,656	1,742	2019	1998	309 South Sharon Amity Road
Charlotte, NC	—	15,678	74,500	3,334	15,678	77,834	2,158	2018	2021	1237 Harding Place
Charlotte, NC	—	—	22,949	—	—	22,949	385	2021	2021	830 Kenilworth Avenue
Charlotte, NC	—	11,783	44,717	1,523	11,783	46,240	1,134	2018	2021	1225 Harding Place
Chicopee, MA	—	6,078	13,793	2,151	6,078	15,944	1,949	2019	2005	444 Montgomery Street
Chula Vista, CA	—	1,045	21,387	1,798	1,045	23,185	3,151	2019	1973	480 4th Avenue
Chula Vista, CA	—	826	6,106	709	826	6,815	903	2019	1985	450 4th Avenue
Chula Vista, CA	—	1,114	14,902	558	1,114	15,460	1,573	2019	2008	971 Lane Ave
Chula Vista, CA	—	1,075	6,828	338	1,075	7,166	737	2019	2006	959 Lane Ave
Cincinnati, OH	—	537	9,719	590	537	10,309	1,387	2019	2001	4850 Red Bank Expressway
Cincinnati, OH	—	—	17,880	287	2	18,165	5,646	2012	2013	3301 Mercy Health Boulevard
Clarkson Valley, MO	—	—	—	35,592	—	35,592	17,076	2009	2010	15945 Clayton Rd
Clear Lake, TX	—	—	13,882	20	2,319	11,583	2,126	2013	2014	1010 South Ponds Drive
Clinton, MI	—	1,138	616	208	1,138	824	—	2021	1987	11775 Tecumseh-Clinton Hwy.
Clyde, NC	—	1,433	21,099	967	1,433	22,066	1,772	2019	2012	581 Leroy George Drive
College Station, TX	—	1,111	7,456	—	1,111	7,456	31	2021	2021	1204 Copperfield Pkwy
Columbia, MO	—	438	12,426	733	438	13,159	1,961	2019	1994	1601 E. Broadway
Columbia, MO	—	488	15,702	1,218	488	16,920	2,455	2019	1999	1605 E. Broadway
Columbia, MO	—	199	22,289	1,366	199	23,655	2,971	2019	2007	1705 E. Broadway
Columbia, MD	—	23	33,885	4,142	9,353	28,697	11,740	2015	1982	5450 & 5500 Knoll N Dr.
Columbia, MD	—	2,333	19,232	1,878	2,333	21,110	7,589	2012	2002	10700 Charter Drive
Columbia, MD	—	12,159	72,636	782	12,159	73,418	9,125	2018	2009	10710 Charter Drive
Coon Rapids, MN	—	—	26,679	1,853	—	28,532	8,923	2013	2014	11850 Blackfoot Street NW
Costa Mesa, CA	19,523	22,033	24,332	1,367	22,033	25,699	6,919	2017	2007	1640 Newport Boulevard
Dade City, FL	—	1,211	5,511	—	1,211	5,511	2,047	2011	1998	13413 US Hwy 301
Dallas, TX	—	122	15,418	10	122	15,428	3,529	2013	2014	8196 Walnut Hill Lane
Dallas, TX	—	6,086	18,007	4,480	6,542	22,031	3,690	2018	2010	10740 North Central Expressway
Danbury, CT	—	2,382	23,204	2,199	2,382	25,403	355	2021	2019	40 Old Ridgebury Rd
Danbury, CT	—	914	9,612	1,232	914	10,844	155	2021	2010	226 White St
Danbury, CT	—	4,209	20,102	2,638	4,209	22,740	417	2021	2017	2 Riverview Dr
Deerfield Beach, FL	—	—	—	11,097	2,540	8,557	4,102	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	—	1,882	34,767	2,757	2,449	36,957	20,488	2006	1985	5130-5150 Linton Blvd.
Dunkirk, MD	—	259	2,263	291	259	2,554	488	2019	1997	10845 Town Center Blvd

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Durham, NC	—	1,403	23,788	1,377	1,403	25,165	2,434	2019	2000	120 William Penn Plaza
Durham, NC	—	1,751	42,391	2,037	1,751	44,428	3,532	2019	2004	3916 Ben Fanklin Boulevard
El Paso, TX	—	—	—	19,435	677	18,758	9,854	2006	1997	2400 Trawood Dr.
Elgin, IL	—	1,634	9,443	1,423	1,634	10,866	1,174	2020	2004	745 Fletcher Drive
Elmhurst, IL	—	41	39,562	374	41	39,936	4,878	2018	2011	133 E Brush Hill Road
Elyria, OH	—	3,263	27,163	1,056	3,263	28,219	2,889	2019	2008	303 Chestnut Commons Drive
Escondido, CA	—	2,278	19,724	1,245	2,278	20,969	2,362	2019	1994	225 East 2nd Avenue
Everett, WA	—	—	—	31,004	4,842	26,162	10,724	2010	2011	13020 Meridian Ave. S.
Fenton, MO	—	958	27,485	387	958	27,872	10,027	2013	2009	1011 Bowles Avenue
Fenton, MO	—	—	—	14,478	369	14,109	4,444	2013	2009	1055 Bowles Avenue
Florham Park, NJ	—	8,578	61,779	—	8,578	61,779	7,811	2017	2017	150 Park Avenue
Flower Mound, TX	—	737	9,276	552	737	9,828	2,715	2015	2014	2560 Central Park Avenue
Flower Mound, TX	—	4,164	27,027	1,988	4,164	29,015	8,581	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	—	4,620	—	—	4,620	—	—	2014	1900	Medical Arts Drive
Fort Washington, PA	—	2,015	16,104	2,435	2,015	18,539	1,579	2020	1980	467 Pennsylvania Avenue
Fort Worth, TX	—	401	6,099	2,278	2,805	5,973	2,092	2014	2007	7200 Oakmont Boulevard
Fort Worth, TX	—	462	26,020	702	462	26,722	8,127	2012	2012	10840 Texas Health Trail
Fort Worth, TX	—	1,790	4,522	560	1,790	5,082	—	2021	1983	2001 West Rosedale Street
Frederick, MD	—	1,065	6,817	613	1,065	7,430	1,175	2019	1979	194 Thomas Johnson Drive
Frederick, MD	—	1,930	18,311	1,400	1,930	19,711	2,532	2019	2006	45 Thomas Johnson Drive
Fresno, CA	—	1,497	11,896	902	1,497	12,798	1,201	2019	2004	1105 E Spruce Ave
Gardendale, AL	—	1,150	8,162	335	1,150	8,497	1,271	2018	2005	2217 Decatur Highway
Garland, TX	—	4,952	30,151	2,567	4,952	32,718	3,902	2019	2018	7217 Telecome Parkway
Gastonia, NC	—	569	1,638	55	569	1,693	203	2019	2000	934 Cox Road
Gig Harbor, WA	—	80	30,810	1,314	80	32,124	7,162	2010	2009	11511 Canterwood Blvd. NW
Glendale, CA	—	70	41,837	2,683	70	44,520	4,473	2019	2008	1500 E Chevy Chase Drive
Gloucester, VA	—	2,128	9,169	62	2,128	9,231	1,425	2018	2008	5659 Parkway Drive
Grand Prairie, TX	—	981	6,086	318	981	6,404	2,968	2012	2009	2740 N State Hwy 360
Grapevine, TX	—	—	—	10,721	2,081	8,640	2,806	2014	2002	2040 W State Hwy 114
Grapevine, TX	—	—	—	22,877	3,365	19,512	6,156	2014	2002	2020 W State Hwy 114
Greenville, SC	—	1,790	4,421	1,446	1,790	5,867	1,800	2019	1987	10 Enterprise Boulevard
Harrisburg, NC	—	1,347	2,652	511	1,347	3,163	628	2019	2012	9550 Rocky River Road
Hattiesburg, MS	17,231	3,155	31,155	3,581	3,155	34,736	2,944	2019	2012	3688 Veterans Memorial Drive
Haymarket, VA	—	1,250	26,621	2,772	1,250	29,393	3,170	2019	2008	15195 Heathcote Blvd
Henderson, NV	1	2,587	5,376	279	2,587	5,655	621	2019	2002	2825 Siena Heights Drive
Henderson, NV	—	7,372	22,172	1,908	7,372	24,080	3,101	2019	2005	2845 Siena Heights Drive
Henderson, NV	—	5,492	18,448	1,131	5,492	19,579	2,088	2019	2005	2865 Siena Heights Drive
Highland, IL	—	—	8,834	50	—	8,884	2,500	2012	2013	12860 Troxler Avenue
Hopewell Junction, NY	—	2,164	4,659	692	2,164	5,351	461	2019	1999	10 Cranberry Drive
Hopewell Junction, NY	—	2,316	4,525	812	2,316	5,337	418	2019	2015	1955 NY-52
Houston, TX	—	—	—	21,373	2,988	18,385	958	2016	2019	13105 Wortham Center Drive
Houston, TX	—	5,837	33,128	1,518	5,837	34,646	15,141	2012	2005	15655 Cypress Woods Medical Dr.
Houston, TX	—	—	—	17,133	3,688	13,445	5,071	2012	2007	10701 Vintage Preserve Parkway

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Houston, TX	—	—	—	84,300	12,815	71,485	22,476	2012	1998	2727 W Holcombe Boulevard
Houston, TX	—	377	13,726	680	377	14,406	2,106	2018	2011	20207 Chasewood Park Drive
Houston, TX	—	2,351	7,980	900	2,351	8,880	510	2020	2013	11476 Space Center Blvd
Houston, TX	—	9,943	—	—	9,943	—	11	2011	1900	F.M. 1960 & Northgate Forest Dr.
Howell, MI	—	2,000	13,928	588	2,000	14,516	2,653	2016	2017	1225 South Latson Road
Howell, MI	—	579	4,109	319	579	4,428	—	2021	2019	202 W. Highland Rd.
Humble, TX	—	—	9,941	—	1,702	8,239	1,476	2013	2014	8233 N. Sam Houston Parkway E.
Huntersville, NC	—	—	41,055	2,916	—	43,971	4,817	2019	2004	10030 Gilead Road
Independence, MO	—	762	3,480	380	762	3,860	330	2020	2007	19401 East 37th Terrace Court South
Jackson, MI	—	—	—	17,990	668	17,322	5,964	2013	2009	1201 E Michigan Avenue
Jacksonville, FL	—	3,562	24,379	3,141	3,562	27,520	3,559	2019	2006	10475 Centurion Parkway North
Jacksonville, FL	—	1,113	10,970	1,051	1,113	12,021	1,130	2020	2000	5742 Booth Road
Jefferson City, TN	—	109	16,035	851	109	16,886	1,975	2019	2001	120 Hospital Drive
Jonesboro, GA	—	567	15,146	1,267	567	16,413	2,133	2019	2009	7813 Spivey Station Boulevard
Jonesboro, GA	—	627	15,844	805	627	16,649	2,006	2019	2007	7823 Spivey Station Boulevard
Jupiter, FL	—	—	—	18,721	2,639	16,082	7,778	2006	2001	550 Heritage Dr.
Jupiter, FL	—	—	—	10,050	3,036	7,014	3,836	2007	2004	600 Heritage Dr.
Kalamazoo, MI	—	—	14,746	—	—	14,746	190	2020	2021	2520 Robert Jones Way
Katy, TX	—	—	11,219	—	—	11,219	421	2019	2020	0 Grand Parkway & Morton Ranch Road
Katy, TX	—	2,025	7,557	1,255	2,025	8,812	680	2020	2016	21502 Merchants Way
Katy, TX	—	3,699	12,701	2,305	3,699	15,006	1,880	2020	2006	1331 West Grand Parkway North
Knoxville, TN	—	199	43,771	2,221	199	45,992	4,423	2019	2012	1926 Alcoa Highway
La Jolla, CA	—	12,855	32,658	2,022	12,869	34,666	9,804	2015	1989	4150 Regents Park Row
La Jolla, CA	—	9,425	26,525	1,027	9,440	27,537	7,044	2015	1988	4120 & 4130 La Jolla Village Drive
Lacey, WA	6,207	1,751	10,345	—	1,751	10,345	1,591	2018	1971	2555 Marvin Road Northeast
Lake St Louis, MO	—	—	—	14,826	240	14,586	6,243	2010	2008	400 Medical Dr
Lakeway, TX	—	—	—	2,801	2,801	—	—	2007	1900	Lohmans Crossing Road
Las Vegas, NV	—	—	—	5,547	433	5,114	2,360	2007	1997	1776 E. Warm Springs Rd.
Las Vegas, NV	—	—	—	9,643	2,319	7,324	3,372	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	—	4,180	20,064	2,913	4,180	22,977	1,722	2020	2017	9880 West Flamingo Road
Las Vegas, NV	—	5,864	22,502	3,070	5,864	25,572	1,796	2020	2017	4980 West Sahara Ave
Little Rock, AR	—	3,021	20,095	1,907	3,021	22,002	2,503	2019	2014	6119 Midtown Avenue
Los Alamitos, CA	—	—	—	19,276	39	19,237	8,072	2007	2003	3771 Katella Ave.
Lowell, MA	—	3,016	9,663	510	3,016	10,173	991	2011	2020	839 Merrimack Street
Loxahatchee, FL	—	—	—	7,964	1,719	6,245	3,271	2006	1997	12977 Southern Blvd.
Loxahatchee, FL	—	—	—	9,437	1,440	7,997	4,097	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	—	—	—	8,284	1,650	6,634	3,401	2006	1994	12983 Southern Blvd.
Lubbock, TX	41,449	2,286	66,022	6,917	2,286	72,939	4,914	2019	2006	4515 Marsha Sharp Freeway
Lynbrook, NY	25,936	10,028	37,319	1,657	10,028	38,976	4,827	2018	1962	444 Merrick Road
Madison, WI	—	3,670	24,615	3,816	3,670	28,431	2,745	2019	2012	1102 South Park Street
Margate, FL	—	219	8,743	555	219	9,298	1,365	2019	2004	2960 N. State Rd 7
Marietta, GA	—	2,682	20,053	1,738	2,703	21,770	6,001	2016	2016	4800 Olde Towne Parkway
Mars, PA	—	1,925	8,307	1,412	1,925	9,719	998	2020	2006	6998 Crider Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Matthews, NC	—	10	32,108	1,611	10	33,719	3,918	2019	1994	1450 Matthews Township Parkway
Menasha, WI	—	—	—	18,500	1,345	17,155	4,355	2016	1994	1550 Midway Place
Merced, CA	—	—	—	14,904	—	14,904	6,326	2009	2010	315 Mercy Ave.
Meridian, ID	—	3,206	23,619	3,506	3,206	27,125	3,175	2019	2009	3277 E Louise Drive
Mesa, AZ	—	3,158	5,588	1,122	3,158	6,710	457	2020	2016	1910 S. Gilbert Road
Mesa, AZ	—	3,889	5,816	1,257	3,889	7,073	518	2020	2016	1833 N. Power Road
Milan, MI	—	1,216	6,082	405	1,216	6,487	—	2021	2008	870 E. Arkona Rd
Mission Hills, CA	22,245	—	42,276	7,119	4,791	44,604	13,679	2014	1986	11550 Indian Hills Road
Missouri City, TX	—	1,360	7,143	—	1,360	7,143	953	2015	2016	7010 Highway 6
Mobile, AL	15,123	2,759	25,180	14	2,759	25,194	2,971	2018	2003	6144 Airport Boulevard
Monroeville, PA	—	1,544	10,012	1,087	1,544	11,099	1,457	2020	1979	2550 Mosside Blvd
Moorestown, NJ	—	6	50,896	1,030	362	51,570	19,095	2011	2012	401 Young Avenue
Mount Juliet, TN	—	—	—	15,131	1,601	13,530	6,846	2007	2005	5002 Crossings Circle
Mount Kisco, NY	—	12,632	46,294	5,124	12,627	51,423	3,756	2019	1996	90 - 110 South Bedford Road
Mount Vernon, IL	—	—	24,892	144	—	25,036	9,398	2011	2012	2 Good Samaritan Way
Murrieta, CA	—	—	47,190	1,164	—	48,354	24,004	2010	2011	28078 Baxter Rd.
Murrieta, CA	—	3,800	—	—	3,800	—	—	2014	1900	28078 Baxter Rd.
Myrtle Beach, SC	—	1,357	3,131	612	1,357	3,743	1,027	2019	1996	8170 Rourk Street
Nampa, ID	15,500	3,439	18,648	2,933	3,439	21,581	1,665	2019	2017	1510 12th Avenue
New Milford, CT	—	1,006	3,031	510	1,006	3,541	82	2021	1995	131 Kent Rd
New Milford, CT	—	2,033	5,924	895	2,033	6,819	162	2021	1995	131 Kent Rd
Newburgh, NY	—	9,213	28,300	4,079	9,213	32,379	2,082	2019	2015	1200 NY-300
Newburyport, MA	—	3,104	18,492	999	3,104	19,491	2,312	2019	2008	One Wallace Bashaw Jr. Way
Newtown, CT	—	2,176	7,355	1,785	2,176	9,140	174	2021	2015	164 Mount Pleasant
Newtown, CT	—	3,039	7,375	1,989	3,039	9,364	219	2021	2016	170 Mt Pleasant Rd
Niagara Falls, NY	—	—	—	12,805	1,721	11,084	6,921	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	—	—	—	8,959	454	8,505	4,072	2007	2004	6930 Williams Rd
Norfolk, VA	—	1,138	23,416	3,667	1,138	27,083	3,678	2019	2014	155 Kingsley Lane
North Canton, OH	12,699	2,518	21,523	2,946	2,518	24,469	1,739	2019	2014	7442 Frank Avenue
North Easton, MA	—	2,336	17,936	2,035	2,336	19,971	1,880	2019	2007	15 Roche Brothers Way
North Easton, MA	—	2,882	14,463	1,573	2,882	16,036	1,503	2019	2008	31 Roche Brothers Way
Norwood, OH	—	1,017	5,642	1,025	1,017	6,667	897	2019	2006	4685 Forest Avenue
Novi, MI	—	895	34,573	2,367	895	36,940	4,288	2019	2008	26750 Providence Parkway
Oklahoma City, OK	—	216	18,949	—	216	18,949	6,537	2013	2008	535 NW 9th Street
Oxford, NC	—	478	4,724	247	478	4,971	552	2019	2011	107 East McClanahan Street
Pasadena, TX	—	1,700	8,009	5,862	1,700	13,871	1,736	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	—	—	—	12,759	1,500	11,259	2,303	2012	2013	2515 Business Center Drive
Pearland, TX	—	—	—	42,538	9,807	32,731	8,729	2014	2013	11511 Shadow Creek Parkway
Phoenix, AZ	—	199	3,967	257	199	4,224	521	2019	1980	9225 N 3rd Street
Phoenix, AZ	—	109	2,134	133	109	2,267	290	2019	1986	9327 North 3rd Street
Phoenix, AZ	—	229	5,442	451	229	5,893	1,026	2019	1994	9100 N 2nd Street
Phoenix, AZ	—	—	—	63,386	1,149	62,237	31,376	2006	1998	2222 E. Highland Ave.
Pinckney, MI	—	1,708	3,397	419	1,708	3,816	—	2021	2020	10200 Dexter-Pinckney Rd.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Plano, TX	—	793	83,209	5,657	793	88,866	29,367	2012	2005	6020 West Parker Road
Plantation, FL	—	—	—	25,483	8,575	16,908	9,728	2006	1997	851-865 SW 78th Ave.
Port Orchard, WA	9,553	2,810	22,716	483	2,810	23,199	2,864	2018	1995	450 South Kitsap Boulevard
Porter, TX	—	3,746	15,119	—	3,746	15,119	724	2018	2019	25553 US Highway 59
Poughkeepsie, NY	—	2,144	32,820	4,312	2,144	37,132	2,362	2019	2008	2507 South Road
Poughkeepsie, NY	—	4,035	26,001	4,479	4,035	30,480	1,745	2019	2010	30 Columbia Street
Poughkeepsie, NY	—	6,513	23,787	4,097	6,513	27,884	1,802	2019	2006	600 Westage Drive
Poughkeepsie, NY	18,433	5,128	18,080	2,704	5,128	20,784	1,373	2019	2012	1910 South Road
Prince Frederick, MD	—	229	25,905	1,212	229	27,117	2,789	2019	2009	130 Hospital Road
Prince Frederick, MD	—	179	12,243	834	179	13,077	1,691	2019	1991	110 Hospital Road
Rancho Mirage, CA	—	7,292	13,214	1,941	7,292	15,155	1,656	2019	2005	72780 Country Club Drive
Redmond, WA	—	—	—	32,841	5,015	27,826	11,744	2010	2011	18100 NE Union Hill Rd.
Richmond, TX	—	2,000	9,118	4	2,000	9,122	1,312	2015	2016	22121 FM 1093 Road
Richmond, VA	—	2,969	26,697	1,973	3,090	28,549	11,648	2012	2008	7001 Forest Avenue
Rockwall, TX	—	132	17,197	392	132	17,589	5,869	2012	2008	3142 Horizon Road
Rolla, MO	—	1,931	47,639	1	1,931	47,640	18,457	2011	2009	1605 Martin Spring Drive
Rome, GA	—	99	29,846	2,107	99	31,953	4,226	2019	2005	330 Turner McCall Boulevard
Roseville, MN	—	2,963	18,785	2,234	2,963	21,019	2,143	2019	1994	1835 W County Road C
Roxboro, NC	—	368	2,327	150	368	2,477	279	2019	2000	799 Doctors Court
San Antonio, TX	—	3,050	12,073	97	3,050	12,170	1,706	2016	2017	5206 Research Drive
San Antonio, TX	—	2,915	11,473	1,313	2,915	12,786	1,696	2019	2006	150 E Sonterra Blvd
Santa Clarita, CA	—	—	2,338	20,619	5,304	17,653	5,158	2014	1976	23861 McBean Parkway
Santa Clarita, CA	—	—	28,384	2,924	5,277	26,031	6,867	2014	1998	23929 McBean Parkway
Santa Clarita, CA	—	278	185	11,594	11,872	185	235	2014	1996	23871 McBean Parkway
Santa Clarita, CA	25,000	295	39,359	—	295	39,359	8,738	2014	2013	23803 McBean Parkway
Santa Clarita, CA	—	—	20,618	1,413	4,407	17,624	4,730	2014	1989	24355 Lyons Avenue
Seattle, WA	—	4,410	38,428	869	4,410	39,297	20,452	2010	2010	5350 Tallman Ave
Sewell, NJ	—	1,242	11,616	6	1,242	11,622	1,921	2018	2007	556 Egg Harbor Road
Shakopee, MN	4,821	508	11,398	1	509	11,398	5,321	2010	1996	1515 St Francis Ave
Shakopee, MN	8,113	707	18,089	125	773	18,148	6,646	2010	2007	1601 St Francis Ave
Shenandoah, TX	—	—	21,135	62	4,574	16,623	2,925	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	—	—	32,186	4,143	3,121	33,208	9,490	2014	1969	4955 Van Nuys Boulevard
Silverdale, WA	12,564	3,451	21,176	12	3,451	21,188	2,757	2018	2004	2200 NW Myhre Road
Southlake, TX	—	2,875	14,126	1,345	2,875	15,471	2,020	2019	2017	925 E. Southlake Boulevard
Southlake, TX	—	—	—	18,641	592	18,049	7,188	2012	2004	1545 East Southlake Boulevard
Southlake, TX	—	—	—	31,295	698	30,597	10,682	2012	2004	1545 East Southlake Boulevard
Southlake, TX	—	3,000	—	—	3,000	—	—	2014	1900	Central Avenue
Springfield, MA	—	2,721	5,698	923	2,721	6,621	857	2019	2012	305 Bicentennial Highway
St Paul, MN	—	—	—	38,177	49	38,128	8,866	2014	2006	225 Smith Avenue N.
St. Louis, MO	—	336	17,247	3,186	336	20,433	9,422	2007	2001	2325 Dougherty Ferry Rd.
St. Paul, MN	—	2,706	39,507	489	2,701	40,001	16,504	2011	2007	435 Phalen Boulevard
Stockton, CA	11,205	4,966	14,412	2,445	4,966	16,857	1,594	2019	2009	2388 - 2488 N California Street
Suffern, NY	—	653	37,255	211	696	37,423	16,351	2011	2007	257 Lafayette Avenue

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Suffolk, VA	—	1,566	11,511	173	1,620	11,630	5,771	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	—	—	—	19,075	3,543	15,532	7,391	2012	2005	11555 University Boulevard
Sycamore, IL	—	1,113	12,910	2,473	1,113	15,383	1,119	2020	2002	1630 Gateway Drive
Tacoma, WA	—	—	—	64,307	—	64,307	26,409	2011	2013	1608 South J Street
Tampa, FL	—	4,319	12,234	—	4,319	12,234	3,906	2011	2003	14547 Bruce B Downs Blvd
Tarzana, CA	—	6,115	15,510	2,065	6,115	17,575	2,195	2020	1986	5620 Wilbur Ave
Timonium, MD	—	—	—	21,644	8,850	12,794	2,416	2015	2017	2118 Greenspring Drive
Tustin, CA	—	3,345	541	297	3,345	838	445	2015	1976	14591 Newport Ave
Tustin, CA	—	3,361	12,039	3,633	3,361	15,672	4,531	2015	1985	14642 Newport Ave
Tyler, TX	58,863	2,903	104,300	10,625	2,903	114,925	7,590	2019	2013	1814 Roseland Boulevard
Van Nuys, CA	—	—	—	36,187	—	36,187	13,123	2009	1991	6815 Noble Ave.
Voorhees, NJ	—	—	—	32,517	6,477	26,040	12,099	2006	1997	900 Centennial Blvd.
Voorhees, NJ	—	6	96,075	2,347	99	98,329	37,017	2010	2012	200 Bowman Drive
Waco, TX	—	—	—	289	125	164	12	2018	1962	6612 Fish Pond Road
Waco, TX	—	—	—	148	35	113	9	2018	1961	6620 Fish Pond Rd
Waco, TX	13,577	2,250	28,632	352	2,250	28,984	3,685	2018	1981	601 Highway 6 West
Waco, TX	—	601	2,594	1,125	468	3,852	797	2018	2000	6600 Fish Pond Rd
Washington, PA	18,243	3,981	31,706	17	3,981	31,723	4,166	2018	2010	100 Trich Drive
Wausau, WI	—	—	—	14,225	2,050	12,175	2,009	2015	2017	1901 Westwood Center Boulevard
Waxahachie, TX	—	—	18,068	303	303	18,068	4,205	2016	2014	2460 N I-35 East
Wellington, FL	—	—	—	19,718	326	19,392	8,973	2006	2000	10115 Forest Hill Blvd.
Wellington, FL	—	—	—	11,661	580	11,081	5,681	2007	2003	1395 State Rd. 7
Westlake Village, CA	8,000	2,553	15,851	246	2,553	16,097	2,762	2018	1975	1250 La Venta Drive
Westlake Village, CA	6,360	2,487	9,776	169	2,487	9,945	1,540	2018	1989	1220 La Venta Drive
Winston-Salem, NC	—	2,006	6,542	1,226	2,006	7,768	1,620	2019	1998	2025 Frontis Plaza
Woodbridge, VA	—	346	16,629	15	346	16,644	1,856	2018	2012	12825 Minnieville Road
Wyandotte, MI	—	581	8,023	773	581	8,796	652	2020	2002	1700 Biddle Ave
Ypsilanti, MI	—	3,615	12,117	579	3,615	12,696	—	2021	1989	4918, 4936, 4940, 4972, and 4990 W. Clark Road
Yuma, AZ	—	1,592	9,589	837	1,592	10,426	1,647	2019	2004	2270 South Ridgeview Drive
Zephyrhills, FL	—	3,875	27,269	—	3,875	27,269	9,588	2011	1974	38135 Market Square Dr
Outpatient Medical Total	$530,254	$728,837	$4,612,615	$1,602,519	$901,997	$6,041,974	$1,326,814

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Brookline, MA	$—	$—	$3,799	$—	$—	$3,799	$—	2019	1900	125 Holland Road
Concord, NH	—	720	3,041	—	—	2,974	—	2011	1926	227 Pleasant Street
Concord, NH	—	1,760	43,179	—	—	21,811	—	2011	1994	239 Pleasant Street
Fort Collins, CO	—	890	4,532	—	—	4,478	—	2018	1965	1005 East Elizabeth
Fountain Valley, CA	—	5,259	9,379	—	—	13,952	—	2018	1988	11680 Warner Avenue
Franconia, NH	—	360	8,609	—	—	8,609	—	2011	1971	93 Main Street
Gig Harbor, WA	—	3,000	4,463	—	—	7,062	—	2018	1990	3309 45th Street Court Northwest
Hemet, CA	—	6,224	8,414	—	—	14,001	—	2018	1989	1717 West Stetson Avenue
Irving, TX	—	1,030	6,823	—	—	2,785	—	2007	1999	8855 West Valley Ranch Parkway
Las Vegas, NV	—	—	—	2,945	—	2,945	—	2007	1900	SW corner of Deer Springs Way and Riley Street
Louisville, KY	—	490	10,010	—	—	7,780	—	2005	1978	4604 Lowe Rd
Morrison, CO	—	2,720	16,261	—	—	13,433	—	2018	1974	150 Spring Street
Owensboro, KY	—	225	13,275	—	—	7,687	—	2005	1964	1205 Leitchfield Rd.
Owenton, KY	—	100	2,400	—	—	1,282	—	2005	1979	905 Hwy. 127 N.
Palm Desert, CA	—	6,195	8,922	—	—	14,451	—	2018	1989	74350 Country Club Drive
Rexburg, ID	—	1,267	3,213	—	—	67	—	2018	1988	660 South 2nd West
Shelbyville, KY	—	630	3,870	—	—	3,315	—	2005	1965	1871 Midland Trail
Williamstown, KY	—	70	6,430	—	—	3,666	—	2005	1987	201 Kimberly Lane
Assets Held For Sale Total	$—	$30,940	$156,620	$2,945	$—	$134,097	$—

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation
Summary:
Seniors Housing Operating	$1,599,522	$1,958,208	$15,959,072	$2,969,135	$2,110,813	$18,775,602	$4,123,782
Triple-net	72,536	911,678	7,485,316	592,881	955,620	8,034,255	1,459,518
Outpatient Medical	530,254	728,837	4,612,615	1,602,519	901,997	6,041,974	1,326,814
Construction in progress	—	—	651,389	—	—	651,389	—

Total continuing operating properties	2,202,312	3,598,723	28,708,392	5,164,535	3,968,430	33,503,220	6,910,114

Assets held for sale	—	30,940	156,620	2,945	—	134,097	—

Total investments in real property owned	$2,202,312	$3,629,663	$28,865,012	$5,167,480	$3,968,430	$33,637,317	$6,910,114
(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Investment in real estate:
Beginning balance	$33,670,006	$36,027,915	$33,590,388
Acquisitions and development	4,805,086	1,174,148	4,807,418
Improvements	282,834	242,147	328,824
Impairment of assets	(51,107)	(135,608)	(28,074)
Dispositions(1)	(1,063,990)	(3,782,120)	(2,673,203)
Foreign currency translation	(37,082)	143,524	187,853
Other(2)	—	—	(185,291)
Ending balance(3)	$37,605,747	$33,670,006	$36,027,915

Accumulated depreciation:
Beginning balance	$6,104,297	$5,715,459	$5,499,958
Depreciation and amortization expenses	1,037,566	1,038,437	1,027,073
Amortization of above market leases	4,036	5,217	5,752
Disposition and other (1)	(234,397)	(684,395)	(772,273)
Foreign currency translation	(1,388)	29,579	(45,051)
Ending balance	$6,910,114	$6,104,297	$5,715,459

(1) Includes property dispositions and dispositions of leasehold improvements which are generally fully depreciated.
(2) Primarily relates to the adoption of ASC 842.
(3) The unaudited aggregate cost for tax purposes for real property equals $31,381,486,000 at December 31, 2021.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2021
				(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Monthly Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
North Carolina	Triple-net	8.00%	12/18/2023	$220	$—	$32,783	$32,171	$—
					—	32,783	32,171	—

First mortgages relating to multiple properties located in:
United Kingdom	Triple-net	12.00%	4/20/2026	3,848	—	769,500	708,242	—
					—	769,500	708,242	—

First mortgages less than three percent of total:
United Kingdom - 2	Triple-net	9.00%	2022 - 2024	N/A	N/A	N/A	39,862	—
United States - 10	Various	4% - 8%	2020 - 2026	N/A	N/A	N/A	96,827	19,865
					—	—	136,689	19,865
Totals					$—	$802,283	$877,102	$19,865

	Year Ended December 31,
	2021	2020	2019
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$293,752	$145,686	$249,071
Additions:
New mortgage loans	842,912	193,505	—
Draws on existing loans	337	20,844	45,961
Interest added	11,815	—	—
Total additions	855,064	214,349	45,961

Deductions:
Collections of principal	(214,132)	(17,019)	(87,249)
Loan balance transferred to non-real estate loans receivable	(9,142)	(53,071)	(64,040)
Change in allowance for credit losses and charge-offs	(6,984)	(5,645)	—
Other	(29,619)	(329)	—
Total deductions	(259,877)	(76,064)	(151,289)
Change in balance due to foreign currency translation	(11,837)	9,781	1,944
Balance at end of year	$877,102	$293,752	$145,686