Form 10-Q
period 2022-03-31
WELLTOWER INC.; Welltower OP Inc.
filed 2022-05-10
CIK 766704, 1917598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-8923 (Welltower Inc.) 333-264093-01 (Welltower OP Inc.)
WELLTOWER INC.
WELLTOWER OP INC.

(Exact name of registrant as specified in its charter)

Delaware (Welltower Inc.)			34-1096634
Delaware (Welltower OP Inc.)			88-1538732
(State or other jurisdiction of Incorporation)			(IRS Employer Identification No.)

4500 Dorr Street	Toledo,	Ohio	43615
(Address of principal executive offices)			(Zip Code)

(419) -			247-2800
(Registrants' telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act
	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Welltower Inc.	Common stock, $1.00 par value per share	WELL	New York Stock Exchange
Welltower OP Inc.	4.800% Notes due 2028	WELL/28	New York Stock Exchange
Welltower OP Inc.	4.500% Notes due 2034	WELL/34	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Welltower Inc. Yes  ☑  No  ☐
Welltower OP Inc. Yes  ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Welltower Inc. Yes ☑  No  ☐
Welltower OP Inc. Yes ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Welltower Inc.
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Welltower OP Inc.
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Welltower Inc. Yes ☐ No  ☑
Welltower OP Inc. Yes ☐ No  ☑
As of April 29, 2022, Welltower Inc. had 453,967,774 shares of common stock outstanding.

EXPLANATORY NOTE
On March 7, 2022, Welltower Inc. issued a press release announcing that it intends to implement a corporate reorganization into an Umbrella Partnership Real Estate Investment Trust ("UPREIT"). Through March 31, 2022, the business of the registrant was conducted by an entity known as Welltower Inc., a Delaware corporation and real estate investment trust ("Old Welltower"). In February 2022, Old Welltower formed WELL Merger Holdco Inc., a Delaware corporation ("New Welltower"), as a wholly owned subsidiary and New Welltower formed WELL Merger Holdco Sub Inc., a Delaware corporation ("Merger Sub"), as a wholly owned subsidiary. On April 1, 2022, Merger Sub merged with and into Old Welltower, with Old Welltower continuing as the surviving corporation (the "Merger"). As a result, New Welltower became the publicly traded parent company of Old Welltower and Old Welltower's subsidiaries and inherited the name "Welltower Inc." In conjunction with the Merger, Old Welltower changed its name to "Welltower OP Inc." and, subject to approval of New Welltower's shareholders at the 2022 annual meeting, Old Welltower will convert to a Delaware limited liability company ("Welltower OP LLC"). At the effective time of the Merger, each outstanding capital share of Old Welltower was converted into one equivalent capital share of New Welltower. Following the UPREIT reorganization, Welltower Inc. expects its business to be conducted through Welltower OP LLC and does not expect to have substantial assets or liabilities, other than through its investment in Welltower OP LLC.
As a result of the Merger, New Welltower became the successor issuer to Old Welltower pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as a result, New Welltower's common shares were deemed registered under Section 12(b) of the Exchange Act. This Quarterly Report on Form 10-Q pertains to the business and results of operations of Welltower OP Inc. (Old Welltower) for its quarter ended March 31, 2022, and all data, discussions or references to other periods prior to the effectiveness of the Merger pertain to Old Welltower. At the effective time of the Merger, both Old Welltower and New Welltower were, and remain, public registrants and New Welltower began to conducts its operations through Old Welltower. As such, we have elected to co-file this Quarterly Report on Form 10-Q to ensure continuity of information to investors. For additional information on our UPREIT reorganization, please see our Current Reports on Form 8-K filed on March 7, 2022 and April 1, 2022.
Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, "the Company", "we", "us" and "our" refer to Welltower OP Inc. (Old Welltower) through March 31, 2022. Forward-looking references to dates and periods occurring after April 1, 2022 are references to Welltower Inc. (New Welltower).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	March 31, 2022 (Unaudited)	December 31, 2021 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$4,030,150	$3,968,430
Buildings and improvements	31,724,328	31,062,203
Acquired lease intangibles	1,844,780	1,789,628
Real property held for sale, net of accumulated depreciation	199,490	134,097
Construction in progress	717,657	651,389
Less accumulated depreciation and amortization	(7,215,622)	(6,910,114)
Net real property owned	31,300,783	30,695,633
Right of use assets, net	404,689	522,796
Real estate loans receivable, net of credit allowance	1,003,136	1,068,681
Net real estate investments	32,708,608	32,287,110
Other assets:
Investments in unconsolidated entities	1,138,526	1,039,043
Goodwill	68,321	68,321
Cash and cash equivalents	301,089	269,265
Restricted cash	65,954	77,490
Straight-line rent receivable	385,639	365,643
Receivables and other assets	804,316	803,453
Total other assets	2,763,845	2,623,215
Total assets	$35,472,453	$34,910,325

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$299,968	$324,935
Senior unsecured notes	12,136,760	11,613,758
Secured debt	2,104,945	2,192,261
Lease liabilities	548,999	545,944
Accrued expenses and other liabilities	1,203,755	1,235,554
Total liabilities	16,294,427	15,912,452
Redeemable noncontrolling interests	445,960	401,294
Equity:
Common stock	455,376	448,605
Capital in excess of par value	23,620,112	23,133,641
Treasury stock	(112,518)	(107,750)
Cumulative net income	8,725,661	8,663,736
Cumulative dividends	(14,654,583)	(14,380,915)
Accumulated other comprehensive income (loss)	(138,472)	(121,316)
Total Welltower Inc. stockholders’ equity	17,895,576	17,636,001
Noncontrolling interests	836,490	960,578
Total equity	18,732,066	18,596,579
Total liabilities and equity	$35,472,453	$34,910,325
Note: The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Resident fees and services	$994,335	$723,464
Rental income	356,390	302,843
Interest income	38,994	19,579
Other income	5,985	6,176
Total revenues	1,395,704	1,052,062

Expenses:
Property operating expenses	853,669	617,326
Depreciation and amortization	304,088	244,426
Interest expense	121,696	123,142
General and administrative expenses	37,706	29,926
Loss (gain) on derivatives and financial instruments, net	2,578	1,934
Loss (gain) on extinguishment of debt, net	(12)	(4,643)
Provision for loan losses, net	(804)	1,383
Impairment of assets	—	23,568
Other expenses	26,069	10,994
Total expenses	1,344,990	1,048,056

Income (loss) from continuing operations before income taxes and other items	50,714	4,006
Income tax (expense) benefit	(5,013)	(3,943)
Income (loss) from unconsolidated entities	(2,884)	13,049
Gain (loss) on real estate dispositions, net	22,934	59,080
Income (loss) from continuing operations	65,751	72,192

Net income	65,751	72,192
Less: Net income (loss) attributable to noncontrolling interests(1)	3,826	646
Net income (loss) attributable to common stockholders	$61,925	$71,546

Weighted average number of common shares outstanding:
Basic	447,379	417,241
Diluted	449,802	419,079

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.15	$0.17
Net income (loss) attributable to common stockholders	$0.14	$0.17

Diluted:
Income (loss) from continuing operations	$0.15	$0.17
Net income (loss) attributable to common stockholders(2)	$0.14	$0.17

Dividends declared and paid per common share	$0.61	$0.61
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$65,751	$72,192

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(66,948)	44,210
Derivative and financial instruments designated as hedges gain (loss)	51,940	(20,037)
Total other comprehensive income (loss)	(15,008)	24,173

Total comprehensive income (loss)	50,743	96,365
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	5,974	4,451
Total comprehensive income (loss) attributable to common stockholders	$44,769	$91,914

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended March 31, 2022
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2022	$448,605	$23,133,641	$(107,750)	$8,663,736	$(14,380,915)	$(121,316)	$960,578	$18,596,579
Comprehensive income:
Net income (loss)				61,925			2,752	64,677
Other comprehensive income (loss)						(17,156)	1,465	(15,691)
Total comprehensive income								48,986
Net change in noncontrolling interests		(63,026)					(128,305)	(191,331)
Amounts related to stock incentive plans, net of forfeitures	166	7,279	(4,768)					2,677
Net proceeds from issuance of common stock	6,605	542,218						548,823
Dividends paid:
Common stock dividends					(273,668)			(273,668)
Balances at March 31, 2022	$455,376	$23,620,112	$(112,518)	$8,725,661	$(14,654,583)	$(138,472)	$836,490	$18,732,066

	Three Months Ended March 31, 2021
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2021	$418,691	$20,823,145	$(104,490)	$8,327,598	$(13,343,721)	$(148,504)	$908,853	$16,881,572
Comprehensive income:
Net income (loss)				71,546			(177)	71,369
Other comprehensive income (loss)						20,368	3,729	24,097
Total comprehensive income								95,466
Net change in noncontrolling interests		(14,250)					(20,266)	(34,516)
Amounts related to stock incentive plans, net of forfeitures	175	5,393	(2,029)					3,539
Net proceeds from issuance of common stock		(92)						(92)
Dividends paid:
Common stock dividends					(254,952)			(254,952)
Balances at March 31, 2021	$418,866	$20,814,196	$(106,519)	$8,399,144	$(13,598,673)	$(128,136)	$892,139	$16,691,017

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities:
Net income	$65,751	$72,192
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	304,088	244,426
Other amortization expenses	5,592	4,197
Provision for loan losses	(804)	1,383
Impairment of assets	—	23,568
Stock-based compensation expense	7,445	5,576
Loss (gain) on derivatives and financial instruments, net	2,578	1,934
Loss (gain) on extinguishment of debt, net	(12)	(4,643)
Loss (income) from unconsolidated entities	2,884	(13,049)
Rental income less than (in excess of) cash received	(22,215)	30,563
Amortization related to above (below) market leases, net	(419)	(460)
Loss (gain) on real estate dispositions, net	(22,934)	(59,080)
Distributions by unconsolidated entities	6,982	3,036
Increase (decrease) in accrued expenses and other liabilities	(23,416)	(4,406)
Decrease (increase) in receivables and other assets	(1,000)	(1,579)
Net cash provided from (used in) operating activities	324,520	303,658

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(601,410)	(203,107)
Cash disbursed for capital improvements to existing properties	(90,229)	(28,780)
Cash disbursed for construction in progress	(138,141)	(73,605)
Capitalized interest	(5,479)	(4,496)
Investment in loans receivable	(39,201)	(43,148)
Principal collected on loans receivable	89,207	2,852
Other investments, net of payments	2,401	664
Contributions to unconsolidated entities	(115,249)	(94,095)
Distributions by unconsolidated entities	5,882	36,934
Proceeds from (payments on) derivatives	10,104	(6,567)
Proceeds from sales of real property	73,568	274,208
Net cash provided from (used in) investing activities	(808,547)	(139,140)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	(24,967)	—
Net proceeds from issuance of senior unsecured notes	545,082	713,907
Net proceeds from the issuance of secured debt	5,385	—
Payments on secured debt	(116,789)	(57,888)
Net proceeds from the issuance of common stock	549,346	—
Payments for deferred financing costs and prepayment penalties	(69)	(1,221)
Contributions by noncontrolling interests(1)	4,101	5,073
Distributions to noncontrolling interests(1)	(177,979)	(30,117)
Cash distributions to stockholders	(273,045)	(254,915)
Other financing activities	(5,960)	(2,936)
Net cash provided from (used in) financing activities	505,105	371,903
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(790)	1,358
Increase (decrease) in cash, cash equivalents and restricted cash	20,288	537,779
Cash, cash equivalents and restricted cash at beginning of period	346,755	2,021,043
Cash, cash equivalents and restricted cash at end of period	$367,043	$2,558,822

Supplemental cash flow information:
Interest paid	$123,012	$135,947
Income taxes paid (received), net	631	(852)

(1) Includes amounts attributable to redeemable noncontrolling interests.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. We invest with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience. Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing and post-acute communities and outpatient medical properties.
On March 7, 2022, we announced our intent to complete an UPREIT reorganization. In February 2022, the company formerly known as Welltower Inc. ("Old Welltower") formed WELL Merger Holdco Inc. ("New Welltower") as a wholly owned subsidiary, and New Welltower formed WELL Merger Holdco Sub Inc. ("Merger Sub") as a wholly owned subsidiary. On April 1, 2022, Merger Sub merged with and into Old Welltower, with Old Welltower continuing as the surviving corporation and a wholly owned subsidiary of New Welltower (the "Merger"). In connection with the Merger, Old Welltower's name was changed to "Welltower OP Inc.", and New Welltower inherited the name "Welltower Inc." This Quarterly Report on Form 10-Q pertains to the business and results of Old Welltower for its quarter ended March 31, 2022. Forward-looking references to dates and periods occurring after April 1, 2022 are references to Welltower Inc. (New Welltower). We have elected to co-file this report to ensure continuity of information to investors. For additional information on the UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on March 7, 2022 and April 1, 2022.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily an indication of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our Seniors Housing Operating revenues are dependent on occupancy, which has steadily increased in recent months. As of March 31, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities. Average occupancy increased from 73.0% to 77.5% for the three months ended March 31, 2022 and 2021, respectively. Occupancy metrics represent occupancy at our share for 543 properties in operation as of December 31, 2020, including unconsolidated properties but excluding acquisitions, executed dispositions, development conversions and four closed properties.
Property-level operating expenses associated with the COVID-19 pandemic related to our Seniors Housing Operating portfolio totaled $11,003,000 and $27,976,000 for the three months ended March 31, 2022 and 2021, respectively. These expenses were incurred as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment and supplies, net of reimbursements. We expect total Seniors Housing Operating expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.
In 2021 and 2022, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. For the three months ended March 31, 2022 and 2021, we recognized $5,760,000 and $49,180,000, respectively, of government grant income as a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our Triple-net operators have experienced similar occupancy declines and operating costs as our Seniors Housing Operating properties. Additionally, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and Provider Relief Fund.
New Accounting Standards
•In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The ASU is effective for public business entities beginning after December 15, 2021 including interim periods within those fiscal years. The adoption of this standard did not have a significant impact on our consolidated financial statements.
•In March 2020, the FASB issued an amendment to the reference rate reform standard, which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. An example of such reform is the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. The new standard was effective for us upon issuance and elections can be made through December 31, 2022. We are currently evaluating our options with regards to existing contracts and hedging relationships and the impact of adopting this update on our consolidated financial statements.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Three Months Ended
	March 31, 2022				March 31, 2021
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$43,897	$—	$240	$44,137	$1,240	$24,154	$2,273	$27,667
Buildings and improvements	402,342	171	131,412	533,925	3,491	170,362	10,570	184,423
Acquired lease intangibles	31,366	—	16,978	48,344	339	—	1,439	1,778
Right of use assets, net	—	—	3,852	3,852	—	—	—	—
Total net real estate assets	477,605	171	152,482	630,258	5,070	194,516	14,282	213,868
Receivables and other assets	1,630	—	—	1,630	34	—	—	34
Total assets acquired	479,235	171	152,482	631,888	5,104	194,516	14,282	213,902
Lease liabilities	—	—	(3,852)	(3,852)	—	—	—	—
Accrued expenses and other liabilities	(4,154)	—	—	(4,154)	—	(8,703)	(36)	(8,739)
Total liabilities acquired	(4,154)	—	(3,852)	(8,006)	—	(8,703)	(36)	(8,739)
Noncontrolling interests (1)	(20,348)	(4)	—	(20,352)	—	(2,056)	—	(2,056)
Non-cash acquisition related activity(2)	(2,120)	—	—	(2,120)	—	—	—	—
Cash disbursed for acquisitions	452,613	167	148,630	601,410	5,104	183,757	14,246	203,107
Construction in progress additions	113,407	20,756	9,642	143,805	38,373	31,809	7,601	77,783
Less: Capitalized interest	(4,179)	(1,089)	(211)	(5,479)	(2,980)	(524)	(992)	(4,496)
Accruals (3)	(1,963)	—	1,778	(185)	7	—	311	318
Cash disbursed for construction in progress	107,265	19,667	11,209	138,141	35,400	31,285	6,920	73,605
Capital improvements to existing properties	68,612	8,294	13,323	90,229	(3,159)	25,295	6,644	28,780
Total cash invested in real property, net of cash acquired	$628,490	$28,128	$173,162	$829,780	$37,345	$240,337	$27,810	$305,492
(1) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(2) Relates to the acquisition of assets previously recognized as investments in unconsolidated entities.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. (“NHI”) for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. As of March 31, 2022, a right of use asset of $77,080,000 and a related lease liability of $135,701,000 were recorded on the Consolidated Balance Sheet.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Development projects:
Seniors Housing Operating	$73,458	$—
Triple-net	—	22,990
Total construction in progress conversions	$73,458	$22,990

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2022	December 31, 2021
Assets:
In place lease intangibles	$1,732,980	$1,681,533
Above market tenant leases	53,988	53,964
Lease commissions	57,812	54,131
Gross historical cost	1,844,780	1,789,628
Accumulated amortization	(1,338,046)	(1,286,259)
Net book value	$506,734	$503,369

Weighted-average amortization period in years	7.2	5.5

Liabilities:
Below market tenant leases	$74,910	$74,909
Accumulated amortization	(47,174)	(45,291)
Net book value	$27,736	$29,618

Weighted-average amortization period in years	8.3	8.2
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Rental income related to (above)/below market tenant leases, net	$385	$425
Amortization related to in place lease intangibles and lease commissions	(47,994)	(22,779)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2022	$138,363	$5,482
2023	132,163	5,262
2024	63,179	3,117
2025	26,311	2,588
2026	22,718	2,077
Thereafter	124,000	9,210
Total	$506,734	$27,736
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At March 31, 2022, three Seniors Housing Operating, 11 Triple-net, and one Outpatient Medical properties with an aggregate real estate balance of $199,490,000 were classified as held for sale. In addition to the real property balances held for sale, lease liabilities of $66,893,000 and net other assets and (liabilities) of $2,462,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties is approximately $273,165,000.
During the three months ended March 31, 2021, we recorded $12,098,000 of impairment charges related to one Triple-net property classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the three months ended March 31, 2021, we recorded $11,470,000 of impairment charges related to one Seniors Housing Operating property and two Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Real estate dispositions:
Seniors Housing Operating	$—	$74,326
Triple-net	52,661	—
Outpatient Medical	—	137,890
Total dispositions	52,661	212,216
Gain (loss) on real estate dispositions, net	22,934	59,080
Net other assets/(liabilities) disposed	(2,027)	2,912
Proceeds from real estate dispositions	$73,568	$274,208
Operating results attributable to properties sold or classified as held for sale, which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Total revenues	$4,958	$30,414
Expenses:
Interest expense	871	1,115
Property operating expenses	1,971	3,576
Provision for depreciation	13	6,368
Total expenses	2,855	11,059
Income (loss) from real estate dispositions, net	$2,103	$19,355
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Three Months Ended
	Classification	March 31, 2022	March 31, 2021
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$5,816	$5,358
Non-real estate investment lease expense	General and administrative expenses	978	1,185
Finance lease cost:
Amortization of leased assets	Property operating expenses	1,156	2,035
Interest on lease liabilities	Interest expense	1,618	1,663
Sublease income	Rental income	(2,715)	(1,043)
Total		$6,853	$9,198
(1) Includes short-term leases, which are immaterial.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	March 31, 2022	December 31, 2021
Right of use assets:
Operating leases - real estate	Right of use assets, net	$370,740	$367,068
Finance leases - real estate	Right of use assets, net	33,949	155,728
Real estate right of use assets, net		404,689	522,796
Operating leases - non-real estate investments	Receivables and other assets	9,430	9,627
Finance leases - held for sale (1)	Real property held for sale, net of accumulated depreciation	119,733	—
Total right of use assets, net		$533,852	$532,423

Lease liabilities:
Operating leases		$438,175	$434,261
Financing leases		110,824	111,683
Total		$548,999	$545,944

(1) At March 31, 2022 finance leases at seven properties were classified as held for sale.
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the three months ended March 31, 2021, we reserved for previously recognized straight-line rent receivable balances of $49,241,000 through rental income relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the three months ended March 31, 2022, we recognized $356,390,000 of rental income related to operating leases, of which $48,074,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the three months ended March 31, 2021, we recognized $302,843,000 of rental income related to operating leases, of which $46,026,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASU 2014-09, "Revenue from Contracts with Customers" (ASC 606). Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842, "Leases." The amount of revenue related to these leases was $94,827,000 and $15,771,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $26,215,000 and $26,659,000 as of March 31, 2022 and December 31, 2021, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	March 31, 2022	December 31, 2021
Mortgage loans	$833,070	$889,556
Other real estate loans	184,223	194,477
Allowance for credit losses on real estate loans receivable	(14,157)	(15,352)
Real estate loans receivable, net of credit allowance	1,003,136	1,068,681
Non-real estate loans	390,559	375,060
Allowance for credit losses on non-real estate loans receivable	(151,536)	(151,433)
Non-real estate loans receivable, net of credit allowance	239,023	223,627
Total loans receivable, net of credit allowance	$1,242,159	$1,292,308

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Advances on loans receivable	$39,201	$43,148
Receipts on loans receivable	(89,207)	(2,852)
Net cash advances (receipts) on loans receivable	$(50,006)	$40,296
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	March 31, 2022
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$174,841	$(148,438)	$26,403	3
Collective loan pool	2007-2017	209,774	(2,982)	206,792	15
Collective loan pool	2018	22,800	(325)	22,475	2
Collective loan pool	2019	22,084	(315)	21,769	4
Collective loan pool	2020	50,563	(721)	49,842	6
Collective loan pool	2021	894,186	(12,433)	881,753	20
Collective loan pool	2022	33,604	(479)	33,125	5
Total loans		$1,407,852	$(165,693)	$1,242,159	55
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of period	$166,785	$224,036
Provision for loan losses	(804)	1,383
Loan write-offs	—	(1,322)
Foreign currency translation	(288)	49
Balance at end of period	$165,693	$224,146
The following is a summary of our deteriorated loans (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Balance of deteriorated loans at end of period (1)	$174,841	$241,012
Allowance for credit losses	(148,438)	(211,191)
Balance of deteriorated loans not reserved	$26,403	$29,821
Interest recognized on deteriorated loans (2)	$—	$3,079
(1) Current year amounts include $2,157,000 and $2,157,000 of loans on non-accrual as of March 31, 2022 and December 31, 2021, respectively. Prior year amounts include $2,250,000 and $3,623,000 as of March 31, 2021 and December 31, 2020, respectively.
(2) Represents cash interest recognized in the period.

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

	Percentage Ownership (1)	March 31, 2022	December 31, 2021
Seniors Housing Operating	10% to 65%	$897,769	$830,647
Triple-net	10% to 88%	68,643	44,814
Outpatient Medical	15% to 50%	172,114	163,582
Total		$1,138,526	$1,039,043
(1) Includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At March 31, 2022, the aggregate unamortized basis difference of our joint venture investments of $147,598,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 16 properties as of March 31, 2022 for the development and construction of certain properties which are classified as in substance real estate investments and have a carrying value of $371,061,000. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810 Consolidation. VIEs are required to be consolidated by their primary beneficiary which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $184,926,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2022, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
ProMedica (3)	205	$61,084	11%
Sunrise Senior Living	110	30,467	6%
Atria Senior Living	96	28,745	5%
HC-One Group (4)	1	23,872	4%
Avery Healthcare	61	19,901	4%
Remaining portfolio	1,190	377,966	70%
Totals	1,663	$542,035	100%
(1) ProMedica and HC-One Group are in our Triple-net segment. Sunrise Senior Living and Atria Senior Living are in our Seniors Housing Operating segment. Avery Healthcare is in both the Triple-net and Seniors Housing Operating segments.
(2) NOI with our top five relationships comprised 34% of total NOI for the year ended December 31, 2021.
(3) During the quarter ended March 31, 2022, we purchased an additional 5% ownership interest in the consolidated ProMedica joint ventures for $137,437,000.
(4) In addition to the one property, HC-One Group is the borrower on a £540,000,000 loan.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At March 31, 2022, we had a primary unsecured credit facility with a consortium of 34 banks that included a $4,000,000,000 unsecured revolving credit facility, a $500,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2023 (none outstanding at March 31, 2022) and a $3,000,000,000 tranche that matures on June 4, 2025 ($110,000,000 outstanding at March 31, 2022). Both tranches may be extended for two successive terms of six months at our option. The term credit facilities mature on July 19, 2023. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $500,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2022). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over LIBOR interest rate (1.23% at March 31, 2022). The applicable margin is based on our debt ratings and was 0.775% at March 31, 2022. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at March 31, 2022. Effective with the Merger on April 1, 2022, Old Welltower remains the borrower under the credit facility and New Welltower will guarantee Old Welltower's obligations under the agreement.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of March 31, 2022, there was a balance of $189,968,000 outstanding on the commercial paper program ($190,000,000 in principal outstanding, net of an unamortized discount of $32,000), which reduces the borrowing capacity of the unsecured revolving credit facility. The notes bear interest at various floating rates with a weighted average of 0.94% as of March 31, 2022 and a weighted average maturity of seven days as of March 31, 2022.
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Balance outstanding at quarter end	$300,000	$—
Maximum amount outstanding at any month end	$995,660	$—
Average amount outstanding (total of daily
principal balances divided by days in period)	$961,463	$—
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	0.53%	—%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At March 31, 2022, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (1,3)	Totals
2022	$—	$575,737	$575,737
2023 (4, 5)	700,288	448,580	1,148,868
2024	1,350,000	184,770	1,534,770
2025	1,260,000	167,506	1,427,506
2026	700,000	109,782	809,782
Thereafter (6, 7, 8)	8,221,307	629,266	8,850,573
Totals	$12,231,595	$2,115,641	$14,347,236
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Annual interest rates range from 0.93% to 6.50%.
(3) Annual interest rates range from 0.32% to 6.67%. Carrying value of the properties securing the debt totaled $4,882,090,000 at March 31, 2022.
(4) Includes a $250,000,000 Canadian-denominated unsecured term credit facility (approximately $200,288,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2022). The loan matures on July 19, 2023 and bears interest at the Canadian Dealer Offered Rate plus 0.90% (1.83% at March 31, 2022).
(5) Includes a $500,000,000 unsecured term credit facility. The loan matures on July 19, 2023 and bears interest at LIBOR plus 0.90% (1.36% at March 31, 2022).
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $240,347,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2022).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $723,360,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2022).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $657,600,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2022).

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2022		March 31, 2021
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$11,707,961	3.67%	$11,509,533	3.67%
Debt issued	550,000	3.85%	750,000	2.80%
Foreign currency	(26,366)	4.14%	20,059	3.90%
Ending balance	$12,231,595	3.69%	$12,279,592	3.62%
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2022		March 31, 2021
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,202,312	3.03%	$2,378,073	3.27%
Debt issued	5,385	3.08%	—	—%
Debt extinguished	(100,821)	4.21%	(41,933)	7.60%
Principal payments	(15,968)	3.19%	(15,955)	3.59%
Foreign currency	24,733	2.73%	15,987	2.92%
Ending balance	$2,115,641	3.02%	$2,336,172	3.14%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2022, we were in compliance in all material respects with the covenants under our debt agreements.
In connection with the Merger on April 1, 2022, senior unsecured notes will continue to be obligations of Old Welltower and New Welltower has fully and unconditionally guaranteed all existing and future senior unsecured notes.
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
Cash Flow Hedges and Fair Value Hedges of Interest Rate Risk
We enter into interest rate swaps in order to maintain a capital structure containing targeted amounts of fixed and floating-rate debt and manage interest rate risk. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed-rate payments. These interest rate swap agreements are used to hedge the variable cash flows associated with variable-rate debt.
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. During the quarter ended March 31, 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March senior note issuance. The carrying amount of

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
the notes, exclusive of the hedge, is $545,082,000. The fair value of the swap as of March 31, 2022 was $1,413,000 and was recorded as a derivative asset with an offset to senior unsecured notes on our Consolidated Balance Sheet.
Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into earnings over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately recognized in the Consolidated Statements of Comprehensive Income. Approximately $2,562,000 of losses, which are included in OCI, are expected to be reclassified into earnings in the next 12 months.
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
During the three months ended March 31, 2022, we settled certain net investment hedges generating cash proceeds of $10,169,000. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
Equity Warrants
We received equity warrants through our lending activities, which were accounted for as loan origination fees. The warrants provide us the right to participate in the capital appreciation of the underlying HC-One Group real estate portfolio above a designated price upon liquidation and contain net settlement terms qualifying as derivatives under ASC Topic 815. The warrants are classified within receivables and other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within gain (loss) on derivatives and financial instruments in our Consolidated Statements of Comprehensive Income.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,075,000	$675,000
Denominated in Pound Sterling	£1,890,708	£1,904,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$25,000	$25,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S Dollars	$550,000	$—

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Forward sales contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At March 31, 2022 the maximum maturity date was November 1, 2023.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended March 31,
Description	Location	2022	2021
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$5,984	$6,024
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(693)	$(719)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments	$(2,423)	$—
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$51,940	$(20,037)
13. Commitments and Contingencies
At March 31, 2022, we had 17 outstanding letter of credit obligations totaling $39,594,000 and expiring between 2022 and 2023. At March 31, 2022, we had outstanding construction in progress of $717,657,000 and were committed to providing additional funds of approximately $1,573,677,000 to complete construction. Additionally, at March 31, 2022, we had outstanding investments classified as in substance real estate of $371,061,000 and were committed to provide additional funds of $184,926,000 (see Note 8 for additional information). Purchase obligations include $86,601,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2022	December 31, 2021
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	455,763,781	448,998,438
Outstanding shares	453,948,046	447,239,477
Common Stock
In July 2021, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $2,500,000,000 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements. As of March 31, 2022, we had $1,317,295,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 14,297,958 shares with maturity dates in 2023, which we expect to physically settle for cash proceeds of $1,253,955,000.
The following is a summary of our common stock issuances during the three months ended March 31, 2022 and 2021 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2021 Stock incentive plans, net of forfeitures	119,818		$—	$—

2022 ATM Program issuances	6,605,191	$84.60	$558,790	$549,326
2022 Option exercises	299	66.89	20	20
2022 Stock incentive plans, net of forfeitures	103,079		—	—
2022 Totals	6,708,569		$558,810	$549,346

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2022		March 31, 2021
	Per Share	Amount	Per Share	Amount
Common stock	$0.61	$273,668	$0.61	$254,952
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Foreign currency translation	$(743,402)	$(674,306)
Derivative and financial instruments designated as hedges	604,930	552,990
Total accumulated other comprehensive income (loss)	$(138,472)	$(121,316)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan (“2022 Plan”), which authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 will be issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to four years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $7,445,000 and $5,576,000 for the three months ended March 31, 2022 and 2021, respectfully.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$61,925	$71,546

Adjustment for net income (loss) attributable to OP units	(145)	(1,353)
Numerator for diluted earnings per share	$61,780	$70,193

Denominator for basic earnings per share - weighted average shares	447,379	417,241
Effect of dilutive securities:
Employee stock options	31	—
Non-vested restricted shares	974	421
Redeemable OP units	1,396	1,396
Employee stock purchase program	22	21
Dilutive potential common shares	2,423	1,838
Denominator for diluted earnings per share - adjusted weighted average shares	449,802	419,079

Basic earnings per share	$0.14	$0.17
Diluted earnings per share	$0.14	$0.17
As of March 31, 2022, and March 31, 2021, outstanding forward sales agreements for the sale of 14,297,958 shares and 2,214,760 shares, respectively, were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the periods.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information. The three levels are defined below:
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$821,509	$909,533	$877,102	$932,552
Other real estate loans receivable	181,627	183,784	191,579	193,999
Equity securities	1,455	1,455	1,608	1,608
Cash and cash equivalents	301,089	301,089	269,265	269,265
Restricted cash	65,954	65,954	77,490	77,490
Non-real estate loans receivable	239,023	245,928	223,627	241,544
Foreign currency forward contracts, interest rate swaps and cross currency swaps	9,179	9,179	7,205	7,205
Equity warrants	38,416	38,416	41,909	41,909

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$299,968	$299,968	$324,935	$324,935
Senior unsecured notes	12,136,760	12,458,423	11,613,758	13,139,748
Secured debt	2,104,945	2,108,622	2,192,261	2,252,107
Foreign currency forward contracts, interest rate swaps and cross currency swaps	30,580	30,580	39,296	39,296

Redeemable OP unitholder interests	$171,609	$171,609	$153,098	$153,098
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

	Fair Value Measurements as of March 31, 2022
	Total	Level 1	Level 2	Level 3
Equity securities	$1,455	$1,455	$—	$—
Equity warrants	38,416	—	—	38,416
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(21,401)	—	(21,401)	—
Totals	$18,470	$1,455	$(21,401)	$38,416
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Beginning balance	$41,909	$—
Mark-to-market adjustment	(2,425)	—
Foreign currency	(1,068)	—
Ending balance	$38,416	$—
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. All inter-segment transactions are eliminated.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended March 31, 2022:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$994,335	$—	$—	$—	$994,335
Rental income	—	196,001	160,389	—	356,390
Interest income	1,417	37,506	71	—	38,994
Other income	860	1,656	2,863	606	5,985
Total revenues	996,612	235,163	163,323	606	1,395,704

Property operating expenses	789,928	11,211	49,915	2,615	853,669
Consolidated net operating income (loss)	206,684	223,952	113,408	(2,009)	542,035

Depreciation and amortization	192,793	53,504	57,791	—	304,088
Interest expense	7,650	314	4,567	109,165	121,696
General and administrative expenses	—	—	—	37,706	37,706
Loss (gain) on derivatives and financial instruments, net	—	2,578	—	—	2,578
Loss (gain) on extinguishment of debt, net	(15)	—	3	—	(12)
Provision for loan losses, net	267	(1,065)	(6)	—	(804)
Other expenses	8,191	11,044	789	6,045	26,069
Income (loss) from continuing operations before income taxes and other items	(2,202)	157,577	50,264	(154,925)	50,714
Income tax (expense) benefit	—	—	—	(5,013)	(5,013)
Income (loss) from unconsolidated entities	(17,782)	15,543	(645)	—	(2,884)
Gain (loss) on real estate dispositions, net	2,701	20,449	(216)	—	22,934
Income (loss) from continuing operations	(17,283)	193,569	49,403	(159,938)	65,751
Net income (loss)	$(17,283)	$193,569	$49,403	$(159,938)	$65,751

Total assets	$19,986,904	$8,986,422	$6,333,821	$165,306	$35,472,453

Three Months Ended March 31, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$723,464	$—	$—	$—	$723,464
Rental income	—	152,463	150,380	—	302,843
Interest income	1,119	14,922	3,538	—	19,579
Other income	1,819	1,097	2,305	955	6,176
Total revenues	726,402	168,482	156,223	955	1,052,062

Property operating expenses	555,968	12,841	46,863	1,654	617,326
Consolidated net operating income (loss)	170,434	155,641	109,360	(699)	434,736

Depreciation and amortization	132,586	56,667	55,173	—	244,426
Interest expense	11,418	1,882	4,015	105,827	123,142
General and administrative expenses	—	—	—	29,926	29,926
Loss (gain) on derivatives and financial instruments, net	—	1,934	—	—	1,934
Loss (gain) on extinguishment of debt, net	(4,643)	—	—	—	(4,643)
Provision for loan losses, net	251	853	279	—	1,383
Impairment of assets	4,604	18,964	—	—	23,568
Other expenses	3,459	4,983	712	1,840	10,994
Income (loss) from continuing operations before income taxes and other items	22,759	70,358	49,181	(138,292)	4,006
Income tax (expense) benefit	—	—	—	(3,943)	(3,943)
Income (loss) from unconsolidated entities	5,234	4,907	2,908	—	13,049
Gain (loss) on real estate dispositions, net	5,195	2,042	51,843	—	59,080
Income (loss) from continuing operations	33,188	77,307	103,932	(142,235)	72,192
Net income (loss)	$33,188	$77,307	$103,932	$(142,235)	$72,192

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2022		March 31, 2021
Revenues:	Amount(1)	%	Amount	%
United States	$1,139,016	81.6%	$825,648	78.5%
United Kingdom	144,491	10.4%	118,874	11.3%
Canada	112,197	8.0%	107,540	10.2%
Total	$1,395,704	100.0%	$1,052,062	100.0%

	As of
	March 31, 2022		December 31, 2021
Assets:	Amount	%	Amount	%
United States	$28,821,624	81.2%	$28,595,703	81.9%
United Kingdom	3,822,998	10.8%	3,938,258	11.3%
Canada	2,827,831	8.0%	2,376,364	6.8%
Total	$35,472,453	100.0%	$34,910,325	100.0%
(1) The United States, United Kingdom and Canada represent 79%, 10% and 11% of our resident fees and services revenue for the three month period ended March 31, 2022.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the three months ended March 31, 2022 and 2021, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

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

	March 31, 2022	December 31, 2021
Assets:
Net real estate investments	$445,561	$445,776
Cash and cash equivalents	11,489	9,964
Receivables and other assets	8,100	7,617
Total assets (1)	$465,150	$463,357

Liabilities and equity:
Secured debt	$163,021	$163,519
Lease liabilities	1,324	1,324
Accrued expenses and other liabilities	13,067	12,394
Total equity	287,738	286,120
Total liabilities and equity	$465,150	$463,357
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is based primarily on the unaudited consolidated financial statements of Welltower Inc. for the periods presented and should be read together with the notes thereto contained in this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2021, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
On March 7, 2022, we announced our intent to complete an UPREIT reorganization. In February 2022, the company formerly known as Welltower Inc. ("Old Welltower") formed WELL Merger Holdco Inc. ("New Welltower") as a wholly owned subsidiary, and New Welltower formed WELL Merger Holdco Sub Inc. ("Merger Sub") as a wholly owned subsidiary. On April 1, 2022, Merger Sub merged with and into Old Welltower, with Old Welltower continuing as the surviving corporation and a wholly owned subsidiary of New Welltower (the "Merger"). In connection with the Merger, Old Welltower's name was changed to "Welltower OP Inc.", and New Welltower inherited the name "Welltower Inc." This Quarterly Report on Form 10-Q pertains to the business and results of Old Welltower for its quarter ended March 31, 2022. We have elected to co-file this report to ensure continuity of information to investors.
Unless the context requires otherwise, references herein to "the Company", "we", "us" and "our" refer to Welltower OP Inc. (Old Welltower) through March 31, 2022. Forward-looking references to dates and periods occurring after April 1, 2022 are references to Welltower Inc. (New Welltower).
Executive Summary
Company Overview
Welltower Inc. (NYSE:WELL), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. As noted above, effective April 1, 2022, Welltower OP Inc. became a wholly owned subsidiary of Welltower Inc. The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience. Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (U.S.), Canada and the United Kingdom (U.K.), consisting of seniors housing and post-acute communities and outpatient medical properties.
The following table summarizes our consolidated portfolio for the three months ended March 31, 2022 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$206,684	38.0%	774
Triple-net	223,952	41.2%	578
Outpatient Medical	113,408	20.8%	311
Totals	$544,044	100.0%	1,663

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
Our Seniors Housing Operating revenues are dependent on occupancy, which has steadily increased in recent months. As of March 31, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities.
We have incurred increased operational costs as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor, personal protective equipment and sanitation. We expect total Seniors Housing Operating expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.
Our Triple-net operators are experiencing similar trends related to occupancy and operating costs with respect to our Seniors Housing Operating properties. However, long-term/post-acute care facilities are generally experiencing a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”) Paycheck Protection Program and the Provider Relief Fund.

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
For the three months ended March 31, 2022, resident fees and services and rental income represented 71% and 26%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At March 31, 2022, we had $301,089,000 of cash and cash equivalents, $65,954,000 of restricted cash and $3,700,000,000 of available borrowing capacity under our unsecured revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Transactions
Capital The following summarizes key capital transactions that occurred during the three months ended March 31, 2022:
•In March 2022, we completed the issuance of $550,000,000 senior unsecured notes bearing interest at 3.85% with a maturity date of June 2032.
•In July 2021, we entered into an amended and restated ATM Program (as defined below) pursuant to which we may offer and sell up to $2,500,000,000 of common stock from time to time. During the three months ended March 31, 2022, we settled 6,605,191 shares of common stock that were sold under our ATM Program via forward sale agreements resulting in $558,790,000 of gross proceeds.
•During the three months ended March 31, 2022, we extinguished $100,821,000 of secured debt at a blended average interest rate of 4.21%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2022 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	10	$477,605	3.8%
Triple-net	—	171	—%
Outpatient Medical	4	152,482	5.5%
Totals	14	$630,258	4.2%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the three months ended March 31, 2022 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Triple-net	7	$73,568	$52,661	7.4%

(1) Represents net proceeds received upon disposition, including any seller financing.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
Dividends Our Board of Directors declared a cash dividend for the quarter ended March 31, 2022 of $0.61 per share. On May 31, 2022, we will pay our 204th consecutive quarterly cash dividend to stockholders of record on May 24, 2022.
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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Net income (loss)	$65,751	$66,194	$190,336	$45,757	$72,192
NICS	61,925	58,672	179,663	26,257	71,546
FFO	347,635	338,976	345,739	248,840	287,167
NOI	542,035	524,085	510,397	498,335	434,736

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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021

Net debt to book capitalization ratio	43%	42%	42%	43%	41%
Net debt to undepreciated book capitalization ratio	35%	35%	35%	35%	34%
Net debt to market capitalization ratio	24%	26%	27%	26%	28%

Interest coverage ratio	4.03x	3.89x	4.81x	3.30x	3.56x
Fixed charge coverage ratio	3.57x	3.42x	4.22x	2.93x	3.16x
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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Property mix:(1)
Seniors Housing Operating	38%	34%	34%	32%	39%
Triple-net	41%	44%	45%	45%	36%
Outpatient Medical	21%	22%	21%	23%	25%

Relationship mix: (1)
ProMedica	11%	11%	11%	12%	12%
Sunrise Senior Living	6%	7%	9%	10%	14%
Atria Senior Living	5%	4%	3%	—%	—%
HC-One Group	4%	5%	5%	3%	—%
Avery Healthcare	4%	4%	4%	4%	5%
Remaining relationships	70%	69%	68%	71%	69%

Geographic mix:(1)
California	13%	13%	12%	12%	15%
United Kingdom	11%	13%	14%	13%	10%
Texas	8%	9%	9%	9%	7%
New Jersey	5%	5%	5%	5%	7%
Canada	5%	5%	6%	7%	7%
Remaining geographic areas	58%	55%	54%	54%	54%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2022 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Expiration Year (1)
	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Thereafter
Triple-net:
Properties	22	2	4	27	66	4	14	4	21	9	390
Base rent (2)	$4,194	$840	$12,110	$6,612	$68,008	$15,191	$19,383	$3,972	$43,322	$21,203	$430,445
% of base rent	0.7%	0.1%	1.9%	1.1%	10.9%	2.4%	3.1%	0.6%	6.9%	3.4%	68.9%
Units/beds	3,285	222	692	1,725	5,016	633	1,474	219	2,279	896	39,542
% of Units/beds	5.9%	0.4%	1.2%	3.1%	9.0%	1.1%	2.6%	0.4%	4.1%	1.6%	70.6%

Outpatient Medical:
Square feet	1,376,952	1,709,614	1,922,175	1,070,893	1,390,852	1,252,589	949,513	790,651	1,492,484	1,399,206	4,358,806
Base rent (2)	$41,025	$48,971	$59,039	$30,385	$38,274	$33,066	$25,750	$22,763	$38,835	$38,270	$94,228
% of base rent	8.7%	10.4%	12.5%	6.5%	8.1%	7.0%	5.5%	4.8%	8.3%	8.1%	20.1%
Leases	312	363	355	233	258	204	133	90	104	79	185
% of Leases	13.5%	15.7%	15.3%	10.1%	11.1%	8.8%	5.7%	3.9%	4.5%	3.4%	8.0%

(1) Excludes our share of investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2021, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	$	%
Cash, cash equivalents and restricted cash at beginning of period	$346,755	$2,021,043	$(1,674,288)	(83)%
Cash provided from (used in) operating activities	324,520	303,658	20,862	7%
Cash provided from (used in) investing activities	(808,547)	(139,140)	(669,407)	(481)%
Cash provided from (used in) financing activities	505,105	371,903	133,202	36%
Effect of foreign currency translation	(790)	1,358	(2,148)	(158)%
Cash, cash equivalents and restricted cash at end of period	$367,043	$2,558,822	$(2,191,779)	(86)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Operating Activities The changes in net cash provided from operating activities was immaterial. Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2022 and 2021, cash flows provided from operations exceeded cash distributions to stockholders.
Investing Activities The changes in net cash provided from/used in investing activities are primarily attributable to net changes in real property investments and dispositions, loans receivable and investments in unconsolidated entities, which are summarized above in "Key Transactions." Please refer to Notes 3 and 5 of our unaudited consolidated financial statements for additional information. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	$
New development	$138,141	$73,605	$64,536
Recurring capital expenditures, tenant improvements and lease commissions	32,835	10,754	22,081
Renovations, redevelopments and other capital improvements	57,394	18,026	39,368
Total	$228,370	$102,385	$125,985
The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above in "Key Transactions." Please refer to Notes 10, 11 and 14 of our unaudited consolidated financial statements for additional information.
In March 2022, we completed the issuance of $550,000,000 senior unsecured notes with a maturity date of June 2032. As of March 31, 2022, we have total near-term available liquidity of approximately $4.1 billion.
Off-Balance Sheet Arrangements
At March 31, 2022, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 88%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At March 31, 2022, we had 17 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of March 31, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Unsecured credit facility and commercial paper (1,3)	$300,000	$—	$—	$300,000	$—
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	9,900,000	—	1,350,000	1,950,000	6,600,000
Canadian Dollar senior unsecured notes (2)	240,347	—	—	—	240,347
Pounds Sterling senior unsecured notes (2)	1,380,960	—	—	—	1,380,960
U.S. Dollar term credit facility	510,000	—	500,000	10,000	—
Canadian Dollar term credit facility (2)	200,288	—	200,288	—	—
Secured debt: (1,2)
Consolidated	2,115,641	575,737	633,350	277,288	629,266
Unconsolidated	1,266,905	146,558	302,886	552,529	264,932
Contractual interest obligations: (3)
Unsecured credit facility and commercial paper	12,821	2,263	6,033	4,525	—
Senior unsecured notes and term loans (2)	3,797,590	326,226	841,203	666,489	1,963,672
Consolidated secured debt (2)	212,912	45,628	75,365	43,926	47,993
Unconsolidated secured debt (2)	176,900	31,013	66,623	26,522	52,742
Financing lease liabilities (4)	208,588	6,429	71,634	3,354	127,171
Operating lease liabilities (4)	1,375,702	30,777	87,980	87,324	1,169,621
Purchase obligations (5)	1,845,205	914,297	883,699	47,202	7
Total contractual obligations	$23,543,859	$2,078,928	$5,019,061	$3,969,159	$12,476,711

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Based on foreign currency exchange rates in effect as of balance sheet date.
(3) Based on variable interest rates in effect as of the balance sheet date.
(4) See Note 6 to our unaudited consolidated financial statements for additional information.
(5) See Note 13 to our unaudited consolidated financial statements for additional information.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2022, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower Inc. and Welltower OP Inc. jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 covering an indeterminate amount of future offerings of Welltower Inc.’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP Inc., warrants and units and Welltower OP Inc.’s debt securities and guarantees of debt securities issued by Welltower Inc. to replace Old Welltower’s existing “universal” shelf registration statement filed with the SEC on May 4, 2021. On April 1, 2022, Welltower Inc. also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock to replace Old Welltower’s existing DRIP registration statement on Form S-3 filed with the SEC on May 4, 2021. As of April 29, 2022, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On April 4, 2022, Welltower Inc. and Welltower OP Inc. entered into (i) a second amended and restated equity distribution agreement (the “EDA”) with (i) Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc.,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SMBC Nikko Securities America, Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $3,000,000,000 aggregate amount of common stock of Welltower Inc. (together with the existing master forward sale confirmations relating thereto, the “ATM Program”), amending and restating the ATM Program entered into on July 30, 2021 to, among other amendments, increase the total amount of shares of common stock that may be offered and sold under the ATM Program from $2,500,000,000 to $3,000,000,000, which amount excludes shares Old Welltower had previously sold pursuant to the prior program. The ATM Program also allows Welltower Inc. to enter into forward sale agreements. As of April 29, 2022, we had $3,000,000,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 4,662,141 shares or approximately $450,291,000 with maturity dates in 2023. In addition, we have forward sale agreements for the sale of 14,847,242 shares or approximately $1,307,384,000 with maturity dates in 2023 under the July 30, 2021 ATM Program. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the new “universal” shelf registration statement, Welltower Inc. also filed with the SEC two prospectus supplements that will continue offerings that were previously covered by Old Welltower’s prospectus supplements and the accompanying prospectus to the prior registration statement relating to: (i) the registration and possible issuance of up to 620,731 shares of common stock of Welltower Inc. (the “DownREIT Shares”), that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT Units”) of HCN G&L DownREIT, LLC, a Delaware limited liability company (the “DownREIT”), tender such DownREIT Units for redemption by the DownREIT, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of Welltower Inc. (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT and to satisfy all or a portion of the redemption consideration by issuing DownREIT Shares to the holders instead of or in addition to paying a cash amount; and (ii) the registration and possible issuance of up to 475,327 shares common stock of Welltower Inc. (the “DownREIT II Shares”), that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT II Units,” and collectively with the DownREIT Units, the “Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT II”), tender such DownREIT II Units for redemption by the DownREIT II, and the Managing Member, or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount.
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI"), and other supplemental measures include Funds From Operations ("FFO") and EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

	Three Months Ended				Change
	March 31,		March 31,
	2022		2021		Amount		%
Net income	$65,751		$72,192		$(6,441)		(9)%
NICS	61,925		71,546		(9,621)		(13)%
FFO	347,635		287,167		60,468		21%
EBITDA	496,548		443,703		52,845		12%
NOI	542,035		434,736		107,299		25%
SSNOI	391,228		388,964		2,264		1%
Per share data (fully diluted):
NICS	$0.14		$0.17		$(0.03)		(18)%
FFO	$0.77		$0.69		$0.08		12%

Interest coverage ratio	4.03	x	3.56	x	0.47	x	13%
Fixed charge coverage ratio	3.57	x	3.16	x	0.41	x	13%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31, 2022	March 31, 2021	$	%
SSNOI (1)	$143,572	$151,610	$(8,038)	(5.3)%
(1) For the QTD Pool, amounts relate to 532 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2022	2021	$	%
Revenues:
Resident fees and services	$994,335	$723,464	$270,871	37%
Interest income	1,417	1,119	298	27%
Other income	860	1,819	(959)	(53)%
Total revenues	996,612	726,402	270,210	37%
Property operating expenses	789,928	555,968	233,960	42%
NOI (1)	206,684	170,434	36,250	21%
Other expenses:
Depreciation and amortization	192,793	132,586	60,207	45%
Interest expense	7,650	11,418	(3,768)	(33)%
Loss (gain) on extinguishment of debt, net	(15)	(4,643)	4,628	100%
Provision for loan losses, net	267	251	16	6%
Impairment of assets	—	4,604	(4,604)	(100)%
Other expenses	8,191	3,459	4,732	137%
	208,886	147,675	61,211	41%
Income (loss) from continuing operations before income taxes and other items	(2,202)	22,759	(24,961)	(110)%
Income (loss) from unconsolidated entities	(17,782)	5,234	(23,016)	(440)%
Gain (loss) on real estate dispositions, net	2,701	5,195	(2,494)	(48)%
Income from continuing operations	(17,283)	33,188	(50,471)	(152)%
Net income (loss)	(17,283)	33,188	(50,471)	(152)%
Less: Net income (loss) attributable to noncontrolling interests	(5,381)	(4,924)	(457)	(9)%
Net income (loss) attributable to common stockholders	$(11,902)	$38,112	$(50,014)	(131)%

(1) See Non-GAAP Financial Measures below.
Resident fees and services and property operating expenses increased for the three month period ended March 31, 2022 compared to the same period in the prior year primarily due to acquisitions, including the acquisition of the Holiday Retirement portfolio on July 30, 2021 for a total purchase price of $1.6 billion. The increases were partially offset by decreases due to property dispositions.
Our Seniors Housing Operating revenues are dependent on occupancy, which has steadily increased in recent months. As of March 31, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities. Average occupancy increased from 73.0% to 77.5% for the three months ended March 31, 2022 and 2021, respectively. Occupancy metrics represent occupancy at our share for 543 properties in operation as of December 31, 2020, including unconsolidated properties but excluding acquisitions, executed dispositions, development conversions and four closed properties.
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio totaled $11,003,000 and $27,976,000 for the three months ended March 31, 2022 and 2021, respectively. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment and supplies, net of reimbursements. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2021 and 2022, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. For the three months ended March 31, 2022 and 2021, we recognized $5,760,000 and $49,180,000, respectively, of government grant income as a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income.
The fluctuations in depreciation and amortization are due to acquisitions, dispositions and transitions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the three months ended March 31, 2021, we recorded impairment charges of $4,604,000 related to one held for use property in which the carrying value exceeded the estimated fair value. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
During the three months ended March 31, 2022, we completed one Seniors Housing Operating construction project representing $73,458,000 or $720,176 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of March 31, 2022 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Barnet, UK	100	$68,127	$61,496	2Q22
Sachse, TX	193	38,054	18,639	3Q22
Princeton, NJ	80	29,780	27,932	3Q22
Berea, OH	120	14,934	12,483	3Q22
Painesville, OH	119	14,462	10,702	3Q22
Beaver, PA	116	14,184	9,813	3Q22
New Rochelle, NY	72	42,669	18,184	4Q22
Pflugerville, TX	196	39,500	15,542	4Q22
Georgetown, TX	188	36,215	18,897	4Q22
Denton, TX	65	20,194	7,293	4Q22
Brookline, MA	159	145,990	38,683	2Q23
Lake Jackson, TX	130	32,020	4,378	2Q23
Charlotte, NC	328	96,416	37,707	3Q23
White Marsh, MD	188	78,610	8,535	3Q23
Weymouth, MA	165	77,545	15,999	3Q23
Glendale, AZ	204	54,250	8,518	3Q23
Miami Twp, OH	122	18,206	2,179	4Q23
Gaithersburg, MD	302	173,548	32,770	2Q24
Leander, TX	72	26,761	3,705	2Q24
Temple, TX	245	65,569	5,574	4Q24
Kyle, TX	225	62,700	4,616	1Q25
	3,389	$1,149,734	363,645
Boise, ID(1)			33,639
Boise, ID(1)			12,326
Brookhaven, GA(1)			10,943
Columbus, OH(1)			14,067
Kansas City, MO(1)			12,404
Raleigh, NC(1)			3,544
Toronto, ON(1)			51,600
Washington, DC(1)			32,554
Wellesley, MA(1)			9,500
			$544,222

(1) Final units/beds, commitment amount and expected conversion date not yet known.

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

	Three Months Ended
	March 31, 2022		March 31, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$1,599,522	2.81%	$1,706,189	3.05%
Debt transferred	32,478	4.79%	—	—%
Debt issued	5,385	3.08%	—	—%
Debt extinguished	(94,647)	4.21%	(41,933)	7.60%
Principal payments	(12,998)	2.92%	(12,261)	3.26%
Foreign currency	24,733	2.73%	15,283	2.81%
Ending balance	$1,554,473	2.83%	$1,667,278	2.89%

Monthly averages	$1,606,723	2.84%	$1,688,213	2.99%
The majority of our Seniors Housing Operating properties are formed through partnership interests. The fluctuation in income from unconsolidated entities is primarily due to a gain recognized from the sale of a home health business owned by one of our unconsolidated entities during the three months ended March 31, 2021. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31, 2022	March 31, 2021	$	%
SSNOI (1)	$144,488	$137,314	$7,174	5.2%
(1) For the QTD Pool, amounts relate to 533 same store properties. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2022	2021	$	%
Revenues:
Rental income	$196,001	$152,463	$43,538	29%
Interest income	37,506	14,922	22,584	151%
Other income	1,656	1,097	559	51%
Total revenues	235,163	168,482	66,681	40%
Property operating expenses	11,211	12,841	(1,630)	(13)%
NOI (1)	223,952	155,641	68,311	44%
Other expenses:
Depreciation and amortization	53,504	56,667	(3,163)	(6)%
Interest expense	314	1,882	(1,568)	(83)%
Loss (gain) on derivatives and financial instruments, net	2,578	1,934	644	33%
Provision for loan losses, net	(1,065)	853	(1,918)	(225)%
Impairment of assets	—	18,964	(18,964)	(100)%
Other expenses	11,044	4,983	6,061	122%
	66,375	85,283	(18,908)	(22)%
Income (loss) from continuing operations before income taxes and other items	157,577	70,358	87,219	124%
Income (loss) from unconsolidated entities	15,543	4,907	10,636	217%
Gain (loss) on real estate dispositions, net	20,449	2,042	18,407	901%
Income from continuing operations	193,569	77,307	116,262	150%
Net income	193,569	77,307	116,262	150%
Less: Net income (loss) attributable to noncontrolling interests	7,065	3,400	3,665	108%
Net income attributable to common stockholders	$186,504	$73,907	$112,597	152%

(1) See Non-GAAP Financial Measures below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rental income has increased primarily due to the timing of the establishment of reserves for straight-line rent receivable balances relating to leases for which collection of substantially all contractual lease payments is no longer deemed probable. During the three months ended March 31, 2021, we recorded reserves for previously recognized straight-line receivables of $49,241,000.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended March 31, 2022, we had eight leases with rental rate increases ranging from 0.26% to 57.76% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as our Seniors Housing Operating properties. Long-term/post-acute facilities have generally experienced a higher degree of occupancy declines, which in some cases impacted the ability of our Triple-net operators to make contractual rent payments to us. However, many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and the Provider Relief Fund.
Depreciation and amortization fluctuate as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
The increase to interest income is primarily driven by the interest recognized on senior loan financings of £540,000,000 to affiliates of Safanad as part of the recapitalization of its investment in HC-One Group during the second quarter 2021.
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
During the three months ended March 31, 2022, there were no Triple-net projects completed. The following is a summary of our consolidated Triple-net construction projects, excluding expansions, pending as of March 31, 2022 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Redhill, UK	76	$20,912	$18,471	2Q22
London, UK	82	42,436	22,650	3Q22
Wombourne, UK	66	15,782	11,891	4Q22
Leicester, UK	60	14,730	10,186	4Q22
Rugby, UK	76	20,140	10,460	1Q23
Raleigh, NC	191	154,256	62,694	2Q23
	551	$268,256	$136,352
During the three months ended March 31, 2022, loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the Safanad/HC-One transaction that closed in the second quarter of 2021. In addition, the mark-to-market adjustment on our Genesis Healthcare available-for-sale investment is reflected in all periods.
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

	Three Months Ended
	March 31, 2022		March 31, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$72,536	4.57%	$123,652	4.91%
Debt transferred	(32,478)	4.79%	—	—%
Principal payments	(221)	4.37%	(1,220)	5.15%
Foreign currency	—	—%	707	5.43%
Ending balance	$39,837	4.39%	$123,139	4.91%

Monthly averages	$39,914	4.39%	$123,126	4.96%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The increase in income from unconsolidated entities during the three months ended March 31, 2022 is primarily related to the write off of straight-line rent payable balances on an unconsolidated joint venture that was restructured during the quarter. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The increase for the three months ended March 31, 2022 compared to the same period in the prior year, is primarily due to a restructure and segment transition related to one of our partners.
Outpatient Medical
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31, 2022	March 31, 2021	$	%
SSNOI (1)	$103,168	$100,040	$3,128	3.1%
(1) For the QTD Pool, amounts relate to 351 same store properties. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2022	2021	$	%
Revenues:
Rental income	$160,389	$150,380	$10,009	7%
Interest income	71	3,538	(3,467)	(98)%
Other income	2,863	2,305	558	24%
Total revenues	163,323	156,223	7,100	5%
Property operating expenses	49,915	46,863	3,052	7%
NOI (1)	113,408	109,360	4,048	4%
Other expenses:
Depreciation and amortization	57,791	55,173	2,618	5%
Interest expense	4,567	4,015	552	14%
Loss (gain) on extinguishment of debt, net	3	—	3	n/a
Provision for loan losses, net	(6)	279	(285)	(102)%
Other expenses	789	712	77	11%
	63,144	60,179	2,965	5%
Income (loss) from continuing operations before income taxes and other items	50,264	49,181	1,083	2%
Income (loss) from unconsolidated entities	(645)	2,908	(3,553)	(122)%
Gain (loss) on real estate dispositions, net	(216)	51,843	(52,059)	(100)%
Income from continuing operations	49,403	103,932	(54,529)	(52)%
Net income (loss)	49,403	103,932	(54,529)	(52)%
Less: Net income (loss) attributable to noncontrolling interests	2,142	2,170	(28)	(1)%
Net income (loss) attributable to common stockholders	$47,261	$101,762	$(54,501)	(54)%

(1) See Non-GAAP Financial Measures.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2021. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended March 31, 2022, our consolidated outpatient medical portfolio signed 88,145 square feet of new leases and 418,329 square feet of renewals. The weighted-average term of these leases was eight years, with a rate of $44.19 per square foot and tenant improvement and lease commission costs of $37.73 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.5% to 5.0%.
The decrease in interest income for the three months ended March 31, 2022 is due primarily to a $178,207,000 first mortgage loan which was repaid in full in June of 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2021. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.
During the three months ended March 31, 2022, there were no Outpatient Medical projects completed. The following is a summary of the consolidated Outpatient Medical construction projects, excluding expansions, pending as of March 31, 2022 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Tyler, TX	85,214	$35,369	$21,071	4Q22
Stafford, TX	36,788	18,031	6,172	4Q22
	122,002	$53,400	27,243
Beaumont, TX(1)			29
Total			$27,272

(1) Final units/beds, commitment amount and expected conversion date not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2022		March 31, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$530,254	3.49%	$548,229	3.55%
Debt extinguished	(6,174)	4.17%	—	—%
Principal payments	(2,749)	4.38%	(2,474)	4.46%
Ending balance	$521,331	3.51%	$545,755	3.54%

Monthly averages	$526,392	3.49%	$546,613	3.54%
A portion of our Outpatient Medical properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. During the three months ended March 31, 2021, the loss from unconsolidated entities is largely attributable to depreciation and amortization of short-lived intangible assets related to certain investments in unconsolidated joint ventures. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2022	2021	$	%
Revenues:
Other income	$606	$955	$(349)	(37)%
Total revenues	606	955	(349)	(37)%
Property operating expenses	2,615	1,654	961	58%
NOI (1)	(2,009)	(699)	(1,310)	(187)%
Expenses:
Interest expense	109,165	105,827	3,338	3%
General and administrative expenses	37,706	29,926	7,780	26%
Other expenses	6,045	1,840	4,205	229%
	152,916	137,593	15,323	11%
Loss from continuing operations before income taxes and other items	(154,925)	(138,292)	(16,633)	(12)%
Income tax benefit (expense)	(5,013)	(3,943)	(1,070)	(27)%
Loss from continuing operations	(159,938)	(142,235)	(17,703)	(12)%
Net loss attributable to common stockholders	$(159,938)	$(142,235)	$(17,703)	(12)%

(1) See Non-GAAP Financial Measures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2022	2021	$	%
Senior unsecured notes	$101,239	$100,213	$1,026	1%
Unsecured credit facility and commercial paper program	2,779	1,180	1,599	136%
Loan expense	5,147	4,434	713	16%
Totals	$109,165	$105,827	$3,338	3%
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
General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2022 and 2021 were 2.70% and 2.84%, respectively. Other expenses includes legal expenses related to the planned UPREIT merger and reorganization. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.
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
Consolidated net operating income (“NOI”) is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent costs unrelated to property operations. These expenses include, but are not limited to, payroll and benefits, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population, which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties, and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters after acquisition or being placed into service for the QTD Pool. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods, are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters post completion of the redevelopment for the QTD Pool. Properties undergoing operator transitions and/or segment transitions are also excluded from

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SSNOI until five full quarters post completion of the transition for the QTD Pool. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters after the properties are placed back into service for the QTD Pool. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding unconsolidated entities and including adjustments for stock-based compensation expense, provision for loan losses, gains/losses on extinguishment of debt, gains/loss/impairments on properties, gains/losses on derivatives and financial instruments, other expenses, other impairment charges and other adjustments deemed appropriate. We believe that EBITDA and Adjusted EBITDA, along with net income, are important supplemental measures because they provide additional information to assess and evaluate the performance of our operations. We primarily use these measures to determine our interest coverage ratio, which represents EBITDA and Adjusted EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA and Adjusted EBITDA divided by fixed charges. Fixed charges include total interest and secured debt principal amortization. Covenants in our unsecured senior notes and primary credit facility contain financial ratios based on a definition of EBITDA and Adjusted EBITDA that is specific to those agreements. Our leverage ratios are defined as the proportion of net debt to total capitalization and include book capitalization, undepreciated book capitalization and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt, excluding operating lease liabilities, less cash and cash equivalents and restricted cash), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock.
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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2022	2021	2021	2021	2021
Net income attributable to common stockholders	$61,925	$58,672	$179,663	$26,257	$71,546
Depreciation and amortization	304,088	284,501	267,754	240,885	244,426
Impairment of assets	—	2,357	1,490	23,692	23,568
Loss (gain) on real estate dispositions, net	(22,934)	(11,673)	(119,954)	(44,668)	(59,080)
Noncontrolling interests	(14,753)	(13,988)	(11,095)	(16,591)	(12,516)
Unconsolidated entities	19,309	19,107	27,881	19,265	19,223
FFO	$347,635	$338,976	$345,739	$248,840	$287,167

Average diluted shares outstanding	449,802	438,719	429,983	419,305	419,079

Per diluted share data:
Net income attributable to common stockholders(1)	$0.14	$0.13	$0.42	$0.06	$0.17
FFO	$0.77	$0.77	$0.80	$0.59	$0.69

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

The table below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollar amounts are in thousands.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2022	2021	2021	2021	2021
Net income (loss)	$65,751	$66,194	$190,336	$45,757	$72,192
Loss (gain) on real estate dispositions, net	(22,934)	(11,673)	(119,954)	(44,668)	(59,080)
Loss (income) from unconsolidated entities	2,884	12,174	15,832	7,976	(13,049)
Income tax expense (benefit)	5,013	2,051	4,940	(2,221)	3,943
Other expenses	26,069	15,483	3,575	11,687	10,994
Impairment of assets	—	2,357	1,490	23,692	23,568
Provision for loan losses, net	(804)	(39)	(271)	6,197	1,383
Loss (gain) on extinguishment of debt, net	(12)	(1,090)	(5)	55,612	(4,643)
Loss (gain) on derivatives and financial instruments, net	2,578	(830)	(8,078)	(359)	1,934
General and administrative expenses	37,706	33,109	32,256	31,436	29,926
Depreciation and amortization	304,088	284,501	267,754	240,885	244,426
Interest expense	121,696	121,848	122,522	122,341	123,142
Consolidated net operating income (NOI)	$542,035	$524,085	$510,397	$498,335	$434,736

NOI by segment:
Seniors Housing Operating	$206,684	$180,375	$172,909	$160,188	$170,434
Triple-net	223,952	230,846	228,321	226,314	155,641
Outpatient Medical	113,408	113,982	111,431	113,577	109,360
Non-segment/corporate	(2,009)	(1,118)	(2,264)	(1,744)	(699)
Total NOI	$542,035	$524,085	$510,397	$498,335	$434,736

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool for SSNOI:

	QTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	774	578	311	1,663
Unconsolidated properties	95	39	79	213
Total properties	869	617	390	1,876
Recent acquisitions/development conversions(1)	(172)	(30)	(26)	(228)
Under development	(36)	(5)	(4)	(45)
Under redevelopment(2)	(4)	(3)	(2)	(9)
Current held for sale	(3)	(13)	(1)	(17)
Land parcels, loans and subleases	(23)	(11)	(6)	(40)
Transitions(3)	(97)	(19)	—	(116)
Other(4)	(2)	(3)	—	(5)
Same store properties	532	533	351	1,416

(1) Acquisition and development conversions will enter the QTD Pool five full quarters after acquisition or certificate of occupancy.
(2) Redevelopment properties will enter the QTD Pool five full quarters of operations post redevelopment completion.
(3) Transitioned properties will enter the QTD Pool five full quarters of operations with the new operator in place or under the new structure.
(4) Represents properties that are either closed or being closed.
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the respective pools. Dollar amounts are in thousands.

	QTD Pool
	Three Months Ended
SSNOI Reconciliations:	March 31, 2022	March 31, 2021

Seniors Housing Operating:
Consolidated NOI	$206,684	$170,434
NOI attributable to unconsolidated investments	12,751	17,324
NOI attributable to noncontrolling interests	(24,392)	(15,698)
NOI attributable to non-same store properties	(51,575)	(19,399)
Non-cash NOI attributable to same store properties	(74)	(865)
Currency and ownership adjustments (1)	178	(186)
SSNOI at Welltower Share	143,572	151,610

Triple-net:
Consolidated NOI	223,952	155,641
NOI attributable to unconsolidated investments	9,955	8,382
NOI attributable to noncontrolling interests	(15,338)	(11,531)
NOI attributable to non-same store properties	(63,557)	(7,031)
Non-cash NOI attributable to same store properties	(11,356)	(10,141)
Currency and ownership adjustments (1)	832	1,994
SSNOI at Welltower Share	144,488	137,314

Outpatient Medical:
Consolidated NOI	113,408	109,360
NOI attributable to unconsolidated investments	4,830	4,724
NOI attributable to noncontrolling interests	(5,240)	(4,686)
NOI attributable to non-same store properties	(7,798)	(5,562)
Non-cash NOI attributable to same store properties	(2,096)	(2,656)
Currency and ownership adjustments (1)	64	(1,140)
SSNOI at Welltower Share	103,168	100,040

SSNOI at Welltower Share:
Seniors Housing Operating	143,572	151,610
Triple-net	144,488	137,314
Outpatient Medical	103,168	100,040
Total	$391,228	$388,964

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.2739 and to translate U.K. properties at a GBP/USD rate of 1.35.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2022		2021		2021		2021		2021
Net income (loss)	$65,751		$66,194		$190,336		$45,757		$72,192
Interest expense	121,696		121,848		122,522		122,341		123,142
Income tax expense (benefit)	5,013		2,051		4,940		(2,221)		3,943
Depreciation and amortization	304,088		284,501		267,754		240,885		244,426
EBITDA	$496,548		$474,594		$585,552		$406,762		$443,703

Interest Coverage Ratio:
Interest expense	$121,696		$121,848		$122,522		$122,341		$123,142
Non-cash interest expense	(4,109)		(5,082)		(5,461)		(3,972)		(2,991)
Capitalized interest	5,479		5,325		4,669		4,862		4,496
Total interest	123,066		122,091		121,730		123,231		124,647
EBITDA	$496,548		$474,594		$585,552		$406,762		$443,703
Interest coverage ratio	4.03	x	3.89	x	4.81	x	3.30	x	3.56	x

Fixed Charge Coverage Ratio:
Total interest	$123,066		$122,091		$121,730		$123,231		$124,647
Secured debt principal payments	15,968		16,877		17,040		15,715		15,955
Total fixed charges	139,034		138,968		138,770		138,946		140,602
EBITDA	$496,548		$474,594		$585,552		$406,762		$443,703
Fixed charge coverage ratio	3.57	x	3.42	x	4.22	x	2.93	x	3.16	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2022		2021		2021		2021		2021
Net income	$368,038		$374,479		$463,563		$668,205		$781,664
Interest expense	488,407		489,853		489,178		491,507		495,523
Income tax expense (benefit)	9,783		8,713		6,952		4,015		8,469
Depreciation and amortization	1,097,228		1,037,566		995,798		983,576		1,008,062
EBITDA	1,963,456		1,910,611		1,955,491		2,147,303		2,293,718
Loss (income) from unconsolidated entities	38,866		22,933		10,501		650		(8,658)
Stock-based compensation expense (1)	19,681		17,812		22,248		24,278		26,811
Loss (gain) on extinguishment of debt, net	54,505		49,874		64,760		97,769		42,406
Loss (gain) on real estate dispositions, net	(199,229)		(235,375)		(409,166)		(773,516)		(884,711)
Impairment of assets	27,539		51,107		58,067		79,890		131,349
Provision for loan losses, net	5,083		7,270		90,394		93,522		88,747
Loss (gain) on derivatives and financial instruments, net	(6,689)		(7,333)		(5,934)		3,539		5,332
Other expenses (1)	56,127		40,860		52,960		60,985		68,939
Leasehold interest adjustment (2)	(7,697)		760		(640)		—		—
Casualty losses, net of recoveries (3)	5,799		5,786		998		—		—
Other impairment (4)	—		49,241		49,241		161,639		163,481
Adjusted EBITDA	$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414

Adjusted Interest Coverage Ratio:
Interest expense	$488,407		$489,853		$489,178		$491,507		$495,523
Capitalized interest	20,335		19,352		18,265		17,543		17,222
Non-cash interest expense	(18,624)		(17,506)		(14,163)		(12,675)		(10,617)
Total interest	490,118		491,699		493,280		496,375		502,128
Adjusted EBITDA	$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414
Adjusted interest coverage ratio	3.99	x	3.89	x	3.83	x	3.82	x	3.84	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$490,118		$491,699		$493,280		$496,375		$502,128
Secured debt principal payments	65,600		65,587		64,832		63,668		63,136
Total fixed charges	555,718		557,286		558,112		560,043		565,264
Adjusted EBITDA	$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414
Adjusted fixed charge coverage ratio	3.52	x	3.43	x	3.38	x	3.39	x	3.41	x

(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.
(2) Represents revenues and property operating expenses associated with a leasehold portfolio interest relating to 26 properties assumed by a wholly-owned affiliate in conjunction with the Holiday Retirement transaction. Subsequent to the initial transaction, we purchased eight of the leased properties and one of the properties was sold by the landlord and removed from the lease. No rent will be paid in excess of net cash flow relating to the leasehold properties and therefore, the net impact has been excluded from Adjusted EBITDA.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Book capitalization:
Unsecured credit facility and commercial paper	$299,968	$324,935	$290,996	$—	$—
Long-term debt obligations (1)	14,352,529	13,917,702	13,488,656	13,572,816	14,618,713
Cash and cash equivalents and restricted cash	(367,043)	(346,755)	(362,645)	(808,705)	(2,558,822)
Total net debt	14,285,454	13,895,882	13,417,007	12,764,111	12,059,891
Total equity and noncontrolling interests(2)	19,178,026	18,997,873	18,172,111	17,243,208	17,046,932
Book capitalization	$33,463,480	$32,893,755	$31,589,118	$30,007,319	$29,106,823
Net debt to book capitalization ratio	43%	42%	42%	43%	41%

Undepreciated book capitalization:
Total net debt	$14,285,454	$13,895,882	$13,417,007	$12,764,111	$12,059,891
Accumulated depreciation and amortization	7,215,622	6,910,114	6,634,061	6,415,676	6,212,432
Total equity and noncontrolling interests(2)	19,178,026	18,997,873	18,172,111	17,243,208	17,046,932
Undepreciated book capitalization	$40,679,102	$39,803,869	$38,223,179	$36,422,995	$35,319,255
Net debt to undepreciated book capitalization ratio	35%	35%	35%	35%	34%

Market capitalization:
Common shares outstanding	453,948	447,239	435,274	422,562	417,520
Period end share price	$96.14	$85.77	$82.40	$83.10	$71.63
Common equity market capitalization	$43,642,561	$38,359,689	$35,866,578	$35,114,902	$29,906,958
Total net debt	14,285,454	13,895,882	13,417,007	12,764,111	12,059,891
Noncontrolling interests(3)	1,282,450	1,361,872	1,308,908	1,322,762	1,248,054
Market capitalization	$59,210,465	$53,617,443	$50,592,493	$49,201,775	$43,214,903
Net debt to market capitalization ratio	24%	26%	27%	26%	28%

(1) Amounts include senior unsecured notes, secured debt and lease liabilities related to financing leases, as reflected on our Consolidated Balance Sheets. Operating lease liabilities related to the ASC 842 adoption are excluded.

(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests as reflected on our Consolidated Balance Sheets.

Critical Accounting Policies and Estimates
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
Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “pro forma,” “estimate” or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower’s actual results to differ materially from Welltower’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the duration and scope of the COVID-19 pandemic; uncertainty regarding the implementation and impact of the CARES Act and future stimulus or other COVID-19 relief legislation; the impact of the COVID-19 pandemic on occupancy rates and on the operations of Welltower and its operators/tenants; actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting Welltower’s properties and the operations of Welltower and its operators/tenants; the effects of health and safety measures adopted by Welltower and its operators/tenants related to the COVID-19 pandemic; increased operational costs as a result of health and safety measures related to COVID-19; the impact of the COVID-19 pandemic on the business and financial condition of operators/tenants and their ability to make payments to Welltower; disruptions to Welltower's property acquisition and disposition activity due to economic uncertainty caused by COVID-19; general economic uncertainty in key markets as a result of the COVID-19 pandemic and a worsening of global economic conditions or low levels of economic growth; the status of capital markets, including availability and cost of capital; uncertainty from the expected discontinuance of LIBOR and the transition to any other interest rate benchmark; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting Welltower’s properties; Welltower’s ability to re-lease space at similar rates as vacancies occur; Welltower’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower’s properties; changes in rules or practices governing Welltower’s financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower’s ability to maintain Welltower’s qualification as a REIT; key management personnel recruitment and retention; and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed rate debt instruments after considering the effects of interest rate swaps, whereby we modeled the change in net present values arising from a hypothetical 1% increase in interest rates to determine the instruments’ change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

	March 31, 2022		December 31, 2021
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$10,971,306	$(676,613)	$11,002,297	$(1,059,031)
Secured debt	1,414,612	(39,742)	1,490,708	(44,222)
Totals	$12,385,918	$(716,355)	$12,493,005	$(1,103,253)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At March 31, 2022, we had $2,261,318,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $22,613,000. At December 31, 2021, we had $1,742,268,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $17,423,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2022, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $7,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2022		December 31, 2021
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$23,548	$15,511	$32,280	$19,740
Debt designated as hedges	1,581,248	15,812	1,613,164	16,132
Totals	$1,604,796	$31,323	$1,645,444	$35,872
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
Item 1A. Risk Factors
There have been no material changes from the risk factors identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2022, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2022 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2022 through January 31, 2022	25,081	$87.51	—	$—
February 1, 2022 through February 28, 2022	29,613	81.17	—	—
March 1, 2022 through March 31, 2022	2,080	81.49	—	—
Totals	56,774	$83.98	—	$—
Item 5. Other Information
None.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated March 7, 2022, by and among Welltower Inc., WELL Merger Holdco Inc. and WELL Merger Holdco Sub Inc. (filed with the SEC as Exhibit 2.1 to Form 8-K filed March 7, 2022 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of Welltower Inc. (filed with the SEC as Exhibit 3.1 to the Form 8-K12B filed April 1, 2022 and incorporated by reference herein).
3.2	Amended and Restated Bylaws of Welltower Inc. (filed with the SEC as Exhibit 3.2 to Form 8-K12B filed on April 1, 2022 and incorporated by reference herein).
3.3	Certificate of Merger (filed with the SEC as Exhibit 3.3 to Form 8-K12B filed April 1, 2022 and incorporated by reference herein).
4.1
Supplemental Indenture No. 22, dated as of March 31, 2022, between Welltower Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the SEC as Exhibit 4.2 to Form 8-K filed March 31, 2022 and incorporated by reference herein).

4.2
Supplemental Indenture No. 23, dated as of April 1, 2022, among Welltower OP Inc., as issuer, Welltower Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the SEC as Exhibit 4.1 to Form 8-K12B filed April 1, 2022 and incorporated by reference herein).

10.1
Consent and Amendment No. 1 to Credit Agreement, dated April 1, 2022, by and among Welltower Inc., Welltower OP Inc., the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the SEC as Exhibit 10.1 to Form 8-K12B filed April 1, 2022 and incorporated by reference herein).

10.2	Welltower Inc. 2022 Long-Term Incentive Plan (filed with the SEC as Exhibit 10.2 to the Form 8-K12B filed April 1, 2022).*
10.3	Welltower Inc. 2022 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.3 to the Form 8-K12B filed April 1, 2022 and incorporated by reference herein).*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer - Welltower Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer - Welltower Inc.
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer - Welltower OP Inc.
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer - Welltower OP Inc.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer - Welltower Inc.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer - Welltower Inc.
32.3	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer - Welltower OP Inc.
32.4	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer - Welltower OP Inc.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	May 10, 2022	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2022	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)

WELLTOWER OP INC.
Date:	May 10, 2022	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2022	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)