Form 10-Q
period 2022-06-30
WELLTOWER INC.
filed 2022-08-09
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-8923
WELLTOWER INC.

(Exact name of registrant as specified in its charter)

Delaware			34-1096634
(State or other jurisdiction of Incorporation)			(IRS Employer Identification No.)

4500 Dorr Street	Toledo,	Ohio	43615
(Address of principal executive office)			(Zip Code)

(419) -			247-2800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value per share	WELL	New York Stock Exchange
Guarantee of 4.800% Notes due 2028 issued by Welltower OP LLC	WELL/28	New York Stock Exchange
Guarantee of 4.500% Notes due 2034 issued by Welltower OP LLC	WELL/34	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of August 5, 2022, Welltower Inc. had 463,369,603 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2022 (Unaudited)	December 31, 2021 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$4,109,851	$3,968,430
Buildings and improvements	32,480,543	31,062,203
Acquired lease intangibles	1,902,141	1,789,628
Real property held for sale, net of accumulated depreciation	177,719	134,097
Construction in progress	900,633	651,389
Less accumulated depreciation and amortization	(7,437,779)	(6,910,114)
Net real property owned	32,133,108	30,695,633
Right of use assets, net	324,720	522,796
Real estate loans receivable, net of credit allowance	956,285	1,068,681
Net real estate investments	33,414,113	32,287,110
Other assets:
Investments in unconsolidated entities	1,300,975	1,039,043
Goodwill	68,321	68,321
Cash and cash equivalents	363,339	269,265
Restricted cash	78,912	77,490
Straight-line rent receivable	408,575	365,643
Receivables and other assets	939,436	803,453
Total other assets	3,159,558	2,623,215
Total assets	$36,573,671	$34,910,325

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$354,000	$324,935
Senior unsecured notes	12,488,718	11,613,758
Secured debt	2,191,826	2,192,261
Lease liabilities	410,717	545,944
Accrued expenses and other liabilities	1,254,497	1,235,554
Total liabilities	16,699,758	15,912,452
Redeemable noncontrolling interests	420,018	401,294
Equity:
Common stock	464,778	448,605
Capital in excess of par value	24,465,041	23,133,641
Treasury stock	(111,691)	(107,750)
Cumulative net income	8,815,446	8,663,736
Cumulative dividends	(14,932,198)	(14,380,915)
Accumulated other comprehensive income (loss)	(145,196)	(121,316)
Total Welltower Inc. stockholders’ equity	18,556,180	17,636,001
Noncontrolling interests	897,715	960,578
Total equity	19,453,895	18,596,579
Total liabilities and equity	$36,573,671	$34,910,325
Note: The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Resident fees and services	$1,009,999	$740,891	$2,004,334	$1,464,355
Rental income	361,411	354,723	717,801	657,566
Interest income	37,140	38,448	76,134	58,027
Other income	63,986	6,930	69,971	13,106
Total revenues	1,472,536	1,140,992	2,868,240	2,193,054

Expenses:
Property operating expenses	854,083	642,657	1,707,752	1,259,983
Depreciation and amortization	310,295	240,885	614,383	485,311
Interest expense	127,750	122,341	249,446	245,483
General and administrative expenses	36,554	31,436	74,260	61,362
Loss (gain) on derivatives and financial instruments, net	(1,407)	(359)	1,171	1,575
Loss (gain) on extinguishment of debt, net	603	55,612	591	50,969
Provision for loan losses, net	165	6,197	(639)	7,580
Impairment of assets	—	23,692	—	47,260
Other expenses	35,166	11,687	61,235	22,681
Total expenses	1,363,209	1,134,148	2,708,199	2,182,204

Income (loss) from continuing operations before income taxes and other items	109,327	6,844	160,041	10,850
Income tax (expense) benefit	(3,065)	2,221	(8,078)	(1,722)
Income (loss) from unconsolidated entities	(7,058)	(7,976)	(9,942)	5,073
Gain (loss) on real estate dispositions, net	(3,532)	44,668	19,402	103,748
Income (loss) from continuing operations	95,672	45,757	161,423	117,949

Net income	95,672	45,757	161,423	117,949
Less: Net income (loss) attributable to noncontrolling interests(1)	5,888	19,500	9,714	20,146
Net income (loss) attributable to common stockholders	$89,784	$26,257	$151,709	$97,803

Weighted average number of common shares outstanding:
Basic	454,327	417,452	450,865	417,360
Diluted	457,082	419,305	453,455	419,205

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.21	$0.11	$0.36	$0.28
Net income (loss) attributable to common stockholders	$0.20	$0.06	$0.34	$0.23

Diluted:
Income (loss) from continuing operations	$0.21	$0.11	$0.36	$0.28
Net income (loss) attributable to common stockholders(2)	$0.20	$0.06	$0.33	$0.23

Dividends declared and paid per common share	$0.61	$0.61	$1.22	$1.22
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$95,672	$45,757	$161,423	$117,949

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(306,723)	12,994	(373,671)	57,204
Derivative and financial instruments designated as hedges gain (loss)	284,081	(9,808)	336,021	(29,845)
Total other comprehensive income (loss)	(22,642)	3,186	(37,650)	27,359

Total comprehensive income (loss)	73,030	48,943	123,773	145,308
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(10,031)	22,498	(4,057)	26,949
Total comprehensive income (loss) attributable to common stockholders	$83,061	$26,445	$127,830	$118,359

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2022
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2022	$448,605	$23,133,641	$(107,750)	$8,663,736	$(14,380,915)	$(121,316)	$960,578	$18,596,579
Comprehensive income:
Net income (loss)				61,925			2,752	64,677
Other comprehensive income (loss)						(17,156)	1,465	(15,691)
Total comprehensive income								48,986
Net change in noncontrolling interests		(63,026)					(128,305)	(191,331)
Amounts related to stock incentive plans, net of forfeitures	166	7,279	(4,768)					2,677
Net proceeds from issuance of common stock	6,605	542,218						548,823
Dividends paid:
Common stock dividends					(273,668)			(273,668)
Balances at March 31, 2022	$455,376	$23,620,112	$(112,518)	$8,725,661	$(14,654,583)	$(138,472)	$836,490	$18,732,066
Comprehensive income:
Net income (loss)				89,785			4,409	94,194
Other comprehensive income (loss)						(6,724)	(15,116)	(21,840)
Total comprehensive income								72,354
Net change in noncontrolling interests		(6,760)					118,793	112,033
Adjustment to members' interest from change in ownership in Welltower OP		46,861					(46,861)	—
Amounts related to stock incentive plans, net of forfeitures	20	6,551	827					7,398
Net proceeds from issuance of common stock	9,382	798,277						807,659
Dividends paid:
Common stock dividends					(277,615)			(277,615)
Balances at June 30, 2022	$464,778	$24,465,041	$(111,691)	$8,815,446	$(14,932,198)	$(145,196)	$897,715	$19,453,895

	Six Months Ended June 30, 2021
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2021	$418,691	$20,823,145	$(104,490)	$8,327,598	$(13,343,721)	$(148,504)	$908,853	$16,881,572
Comprehensive income:
Net income (loss)				71,546			(177)	71,369
Other comprehensive income (loss)						20,368	3,729	24,097
Total comprehensive income								95,466
Net change in noncontrolling interests		(14,250)					(20,266)	(34,516)
Amounts related to stock incentive plans, net of forfeitures	175	5,393	(2,029)					3,539
Net proceeds from issuance of common stock		(92)						(92)
Dividends paid:
Common stock dividends					(254,952)			(254,952)
Balances at March 31, 2021	$418,866	$20,814,196	$(106,519)	$8,399,144	$(13,598,673)	$(128,136)	$892,139	$16,691,017
Comprehensive income:
Net income (loss)				26,257			19,695	45,952
Other comprehensive income (loss)						188	2,919	3,107
Total comprehensive income								49,059
Net change in noncontrolling interests		(17,377)					15,630	(1,747)
Amounts related to stock incentive plans, net of forfeitures	51	4,504	(2,114)					2,441
Net proceeds from issuance of common stock	5,016	360,515						365,531
Dividends paid:
Common stock dividends					(255,472)			(255,472)
Balances at June 30, 2021	$423,933	$21,161,838	$(108,633)	$8,425,401	$(13,854,145)	$(127,948)	$930,383	$16,850,829

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities:
Net income	$161,423	$117,949
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	614,383	485,311
Other amortization expenses	11,433	8,854
Provision for loan losses	(639)	7,580
Impairment of assets	—	47,260
Stock-based compensation expense	13,466	10,333
Loss (gain) on derivatives and financial instruments, net	1,171	1,575
Loss (gain) on extinguishment of debt, net	591	50,969
Loss (income) from unconsolidated entities	9,942	(5,073)
Rental income less than (in excess of) cash received	(51,445)	9,688
Amortization related to above (below) market leases, net	(803)	(926)
Loss (gain) on real estate dispositions, net	(19,402)	(103,748)
Distributions by unconsolidated entities	9,590	4,841
Increase (decrease) in accrued expenses and other liabilities	7,234	18,569
Decrease (increase) in receivables and other assets	(37,613)	(14,269)
Net cash provided from (used in) operating activities	719,331	638,913

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(1,471,767)	(661,285)
Cash disbursed for capital improvements to existing properties	(200,069)	(94,483)
Cash disbursed for construction in progress	(286,427)	(144,344)
Capitalized interest	(11,866)	(9,358)
Investment in loans receivable	(117,565)	(918,407)
Principal collected on loans receivable	161,180	248,841
Other investments, net of payments	3,919	3,030
Contributions to unconsolidated entities	(307,513)	(233,296)
Distributions by unconsolidated entities	13,641	171,250
Proceeds from (payments on) derivatives	27,302	(13,762)
Proceeds from sales of real property	103,904	446,680
Net cash provided from (used in) investing activities	(2,085,261)	(1,205,134)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	29,065	—
Net proceeds from issuance of senior unsecured notes	1,040,232	1,208,241
Payments to extinguish senior unsecured notes	—	(1,533,752)
Net proceeds from the issuance of secured debt	10,344	—
Payments on secured debt	(226,854)	(98,263)
Net proceeds from the issuance of common stock	1,357,561	366,464
Payments for deferred financing costs and prepayment penalties	(4,081)	(72,251)
Contributions by noncontrolling interests(1)	38,065	65,982
Distributions to noncontrolling interests(1)	(214,288)	(67,242)
Cash distributions to stockholders	(549,842)	(509,665)
Other financing activities	(6,586)	(7,628)
Net cash provided from (used in) financing activities	1,473,616	(648,114)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(12,190)	1,996
Increase (decrease) in cash, cash equivalents and restricted cash	95,496	(1,212,339)
Cash, cash equivalents and restricted cash at beginning of period	346,755	2,021,043
Cash, cash equivalents and restricted cash at end of period	$442,251	$808,704

Supplemental cash flow information:
Interest paid	$207,031	$221,294
Income taxes paid (received), net	5,462	1,922

(1) Includes amounts attributable to redeemable noncontrolling interests.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. We invest with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience. Welltower Inc., a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing and post-acute communities and outpatient medical properties.
As of May 24, 2022, we are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. For additional information on the UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on March 7, 2022, April 1, 2022, May 25, 2022 and August 8, 2022. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.628% for the three months ended June 30, 2022. As of June 30, 2022, Welltower owned 99.753% of the issued and outstanding units of Welltower OP with other investors owning the remaining 0.247% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily an indication of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Impact of COVID-19 Pandemic
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the impact of new variants, the effectiveness of vaccines and the overall pace of recovery, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future.
Our Seniors Housing Operating revenues are dependent on occupancy, which has steadily increased in recent months. As of June 30, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities. Average occupancy, excluding land parcels and properties under development, is as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2021	72.7%	73.0%	74.9%	76.3%
2022	76.3%	77.1%
Property-level operating expenses associated with the COVID-19 pandemic related to our Seniors Housing Operating portfolio totaled $9,015,000 and $20,018,000 for the three and six months ended June 30, 2022, respectively, as compared to $16,948,000 and $44,924,000 during the three and six months ended June 30, 2021, respectively. These expenses were incurred as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment and supplies. We expect total Seniors Housing Operating expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In 2021 and 2022, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. We recognized $21,804,000 and $27,564,000 during the three and six months ended June 30, 2022, respectively, as compared to $18,525,000 and $67,705,000 during the three and six months ended June 30, 2021, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Six Months Ended
	June 30, 2022				June 30, 2021
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$130,282	$—	$26,714	$156,996	$25,636	$30,849	$29,735	$86,220
Buildings and improvements	1,249,982	171	205,161	1,455,314	167,791	268,210	152,737	588,738
Acquired lease intangibles	77,705	—	26,836	104,541	10,679	—	6,274	16,953
Construction in progress	108,141	—	—	108,141	—	—	—	—
Right of use assets, net	169	—	3,852	4,021	—	—	—	—
Total net real estate assets	1,566,279	171	262,563	1,829,013	204,106	299,059	188,746	691,911
Receivables and other assets	6,091	—	260	6,351	634	—	8	642
Total assets acquired (1)	1,572,370	171	262,823	1,835,364	204,740	299,059	188,754	692,553
Secured debt	(219,067)	—	—	(219,067)	—	—	—	—
Lease liabilities	—	—	(3,852)	(3,852)	—	—	—	—
Accrued expenses and other liabilities	(11,937)	—	(393)	(12,330)	(2,923)	(8,703)	(266)	(11,892)
Total liabilities acquired	(231,004)	—	(4,245)	(235,249)	(2,923)	(8,703)	(266)	(11,892)
Noncontrolling interests (2)	(101,885)	(4)	(664)	(102,553)	(2,597)	(2,056)	(14,723)	(19,376)
Non-cash acquisition related activity(3)	(25,795)	—	—	(25,795)	—	—	—	—
Cash disbursed for acquisitions	1,213,686	167	257,914	1,471,767	199,220	288,300	173,765	661,285
Construction in progress additions	229,044	45,939	24,336	299,319	93,108	46,904	13,371	153,383
Less: Capitalized interest	(9,305)	(2,031)	(530)	(11,866)	(6,014)	(1,238)	(2,106)	(9,358)
Accruals (4)	(3,479)	—	2,453	(1,026)	8	—	311	319
Cash disbursed for construction in progress	216,260	43,908	26,259	286,427	87,102	45,666	11,576	144,344
Capital improvements to existing properties	146,052	25,016	29,001	200,069	64,438	15,568	14,477	94,483
Total cash invested in real property, net of cash acquired	$1,575,998	$69,091	$313,174	$1,958,263	$350,760	$349,534	$199,818	$900,112
(1) Excludes $5,491,000 and $301,000 of unrestricted and restricted cash acquired during the six months ended June 30, 2022 and June 30, 2021, respectively.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests. For the six months ended June 30, 2022, 1,145,000 Welltower OP units were issued as a component of funding for certain transactions.
(3) Relates to the acquisition of assets recognized as investments in unconsolidated entities.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in conjunction with the lease termination, during the three months ended June 30, 2022 we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income, from the derecognition of the right of use asset and related lease liability.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Development projects:
Seniors Housing Operating	$134,562	$58,844
Triple-net	—	22,990
Outpatient Medical	—	101,867
Total construction in progress conversions	$134,562	$183,701

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2022	December 31, 2021
Assets:
In place lease intangibles	$1,786,965	$1,681,533
Above market tenant leases	55,198	53,964
Lease commissions	59,978	54,131
Gross historical cost	1,902,141	1,789,628
Accumulated amortization	(1,375,588)	(1,286,259)
Net book value	$526,553	$503,369

Weighted-average amortization period in years	6.9	5.5

Liabilities:
Below market tenant leases	$75,960	$74,909
Accumulated amortization	(48,683)	(45,291)
Net book value	$27,277	$29,618

Weighted-average amortization period in years	8.4	8.2
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental income related to (above)/below market tenant leases, net	$351	$432	$736	$857
Amortization related to in place lease intangibles and lease commissions	(50,194)	(20,432)	(98,188)	(43,211)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2022	$106,003	$3,728
2023	145,427	5,485
2024	74,517	3,321
2025	26,749	2,770
2026	27,838	2,249
Thereafter	146,019	9,724
Total	$526,553	$27,277
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At June 30, 2022, two Seniors Housing Operating, 11 Triple-net, and one Outpatient Medical properties with an aggregate real estate balance of $177,719,000 were classified as held for sale. In addition to the real property balances, lease liabilities of $66,719,000 and net other assets and (liabilities) of $8,068,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties is approximately $239,019,000.
During the six months ended June 30, 2021, we recorded $18,077,000 of impairment charges related to three Triple-net properties and one Outpatient Medical property classified as held for sale for which the carrying value exceeded the estimated fair value less cost to sell. Additionally, during the six months ended June 30, 2021, we recorded $29,183,000 of impairment charges related to two Seniors Housing Operating properties and two Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Real estate dispositions:
Seniors Housing Operating	$13,470	$112,809
Triple-net	70,571	88,367
Outpatient Medical	—	137,890
Total dispositions	84,041	339,066
Gain (loss) on real estate dispositions, net	19,402	103,748
Net other assets/(liabilities) disposed	461	3,866
Proceeds from real estate dispositions	$103,904	$446,680
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Total revenues	$4,054	$22,404	$9,012	$52,818
Expenses:
Interest expense	869	949	1,678	2,065
Property operating expenses	2,000	4,552	3,970	8,128
Provision for depreciation	—	1,814	13	8,182
Total expenses	2,869	7,315	5,661	18,375
Income (loss) from real estate dispositions, net	$1,185	$15,089	$3,351	$34,443
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Six Months Ended
	Classification	June 30, 2022	June 30, 2021
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$11,209	$10,538
Non-real estate investment lease expense	General and administrative expenses	2,101	2,354
Finance lease cost:
Amortization of leased assets	Property operating expenses	3,171	4,111
Interest on lease liabilities	Interest expense	2,937	3,310
Sublease income	Rental income	(5,587)	(1,267)
Total		$13,831	$19,046
(1) Includes short-term leases which are immaterial.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	June 30, 2022	December 31, 2021
Right of use assets:
Operating leases - real estate	Right of use assets, net	$291,616	$367,068
Finance leases - real estate	Right of use assets, net	33,104	155,728
Real estate right of use assets, net		324,720	522,796
Operating leases - non-real estate investments	Receivables and other assets	8,763	9,627
Finance leases - held for sale (1)	Real property held for sale, net of accumulated depreciation	118,639	—
Total right of use assets, net		$452,122	$532,423

Lease liabilities:
Operating leases		$300,829	$434,261
Financing leases		109,888	111,683
Total		$410,717	$545,944

(1) At June 30, 2022 finance leases at seven properties were classified as held for sale.
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the six months ended June 30, 2021, we reserved for previously recognized straight-line rent receivable balances of $49,241,000 through rental income, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable.
Leases in our Triple-net and Outpatient Medical portfolios typically include some form of operating expense reimbursement by the tenant. For the six months ended June 30, 2022, we recognized $717,801,000 of rental income related to operating leases, of which $96,309,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the six months ended June 30, 2021, we recognized $657,566,000 of rental income related to operating leases, of which $89,890,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 2014-09, "Revenue from Contracts with Customers" (ASC 606). Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842, "Leases." The amount of revenue related to these leases was $198,052,000 and $31,918,000 for the six months ended June 30, 2022 and 2021, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $25,321,000 and $26,659,000 as of June 30, 2022 and December 31, 2021, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	June 30, 2022	December 31, 2021
Mortgage loans	$759,219	$889,556
Other real estate loans	210,387	194,477
Allowance for credit losses on real estate loans receivable	(13,321)	(15,352)
Real estate loans receivable, net of credit allowance	956,285	1,068,681
Non-real estate loans	409,459	375,060
Allowance for credit losses on non-real estate loans receivable	(151,762)	(151,433)
Non-real estate loans receivable, net of credit allowance	257,697	223,627
Total loans receivable, net of credit allowance	$1,213,982	$1,292,308

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Advances on loans receivable:	$117,565	$918,407
Receipts on loans receivable:	(161,180)	(248,841)
Net cash advances (receipts) on loans receivable	$(43,615)	$669,566
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	June 30, 2022
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$174,841	$(148,438)	$26,403	3
Collective loan pool	2007-2017	212,848	(2,986)	209,862	15
Collective loan pool	2018	21,317	(300)	21,017	2
Collective loan pool	2019	22,818	(322)	22,496	4
Collective loan pool	2020	51,493	(726)	50,767	6
Collective loan pool	2021	797,110	(10,920)	786,190	18
Collective loan pool	2022	98,638	(1,391)	97,247	11
Total loans		$1,379,065	$(165,083)	$1,213,982	59

The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Balance at beginning of period	$166,785	$224,036
Provision for loan losses	(639)	7,580
Loan write-offs	—	(64,075)
Foreign currency translation	(1,063)	(109)
Balance at end of period	$165,083	$167,432
The following is a summary of our deteriorated loans (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Balance of deteriorated loans at end of period	$174,841	$178,253
Allowance for credit losses	(148,438)	(148,438)
Balance of deteriorated loans not reserved	$26,403	$29,815
Interest recognized on deteriorated loans (1)	$—	$3,122
(1) Represents cash interest recognized in the period.

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

	Percentage Ownership (1)	June 30, 2022	December 31, 2021
Seniors Housing Operating	10% to 65%	$998,157	$830,647
Triple-net	10% to 88%	100,896	44,814
Outpatient Medical	15% to 50%	201,922	163,582
Total		$1,300,975	$1,039,043
(1) Includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At June 30, 2022, the aggregate unamortized basis difference of our joint venture investments of $147,422,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 18 properties as of June 30, 2022 for the development and construction of certain properties which are classified as in substance real estate investments and have a carrying value of $503,473,000. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $279,512,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2022, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
ProMedica (3)	205	$122,204	11%
Atria Senior Living(4)	98	105,343	10%
Sunrise Senior Living	109	79,826	7%
HC-One Group (5)	1	45,739	4%
Avery Healthcare	61	38,118	4%
Remaining portfolio	1,237	769,258	64%
Totals	1,711	$1,160,488	100%
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
(4) Inclusive of $58,621,000 of income recognized upon termination of lease. See Note 3 for further details.
(5) In addition to the one property, HC-One Group is the borrower on a £529,848,000 loan as of June 30, 2022.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At June 30, 2022, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at June 30, 2022) and a $3,000,000,000 tranche that matures on June 4, 2025 ($354,000,000 outstanding at June 30, 2022). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2022). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over SOFR interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR rate. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at June 30, 2022.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at June 30, 2022).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance outstanding at quarter end	$354,000	$—	$354,000	$—
Maximum amount outstanding at any month end	$1,135,000	$195,000	$1,135,000	$195,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$754,337	$289,231	$857,328	$145,414
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	1.36%	0.76%	0.90%	0.76%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At June 30, 2022, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2,3)	Secured Debt (1,4)	Totals
2022	$—	$396,742	$396,742
2023	—	498,668	498,668
2024	1,350,000	243,347	1,593,347
2025	1,260,000	231,488	1,491,488
2026	700,000	130,410	830,410
Thereafter (5, 6, 7, 8)	9,304,327	699,971	10,004,298
Totals	$12,614,327	$2,200,626	$14,814,953
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Annual interest rates range from 1.82% to 6.50%.
(3) All senior unsecured notes with the exception of the $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(4) Annual interest rates range from 0.82% to 6.67%. Carrying value of the properties securing the debt totaled 5,077,113,000 at June 30, 2022.
(5) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $194,235,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2022). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (2.23% at June 30, 2022) and Canadian Dealer Offered Rate plus 0.85% (3.02% at June 30, 2022), respectively.
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $233,082,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2022).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $668,910,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2022).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $608,100,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2022).

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Welltower, the parent entity that consolidates Welltower OP and all other subsidiaries, fully and unconditionally guarantees to each holder of all series of senior unsecured notes issued by Welltower OP that the principal of, premium, if any, and interest on the notes will be promptly paid in full when due, whether at the applicable maturity date, by acceleration, redemption or otherwise, and interest on the overdue principal of and interest on the notes, if any, if lawful, and all other obligations of Welltower OP to the holders of the notes will be promptly paid in full or performed. Welltower’s guarantees of such notes are its senior unsecured obligation and rank equally with all of Welltower’s other future unsecured senior indebtedness and guarantees from time to time outstanding. Welltower’s guarantees of such notes are effectively subordinated to all liabilities of its subsidiaries and to its secured indebtedness to the extent of the assets securing such indebtedness. Because Welltower conducts substantially all of its business through its subsidiaries, Welltower's ability to make required payments with respect to the guarantees depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries, whether by dividends, loans, distributions or other payments.
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2022		June 30, 2021
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$11,707,961	3.67%	$11,509,533	3.67%
Debt issued	1,050,000	3.08%	1,250,000	2.50%
Debt extinguished	—	—%	(1,533,752)	2.42%
Foreign currency	(143,634)	4.14%	27,204	3.57%
Ending balance	$12,614,327	3.68%	$11,252,985	3.71%
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2022		June 30, 2021
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,202,312	3.03%	$2,378,073	3.27%
Debt issued	10,344	3.23%	—	—%
Debt assumed	221,159	4.32%	—	—%
Debt extinguished	(196,504)	4.15%	(66,593)	6.01%
Principal payments	(30,350)	3.29%	(31,670)	3.48%
Foreign currency	(6,335)	2.97%	31,318	2.89%
Ending balance	$2,200,626	3.43%	$2,311,128	3.10%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2022, we were in compliance in all material respects with all of the covenants under our debt agreements.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
amounts from a counterparty in exchange for our fixed-rate payments. These interest rate swap agreements are used to hedge the variable cash flows associated with variable-rate debt.
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. During the six months ended June 30, 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March senior note issuance. The carrying amount of the notes, exclusive of the hedge, is $545,047,000. The fair value of the swap as of June 30, 2022 was ($27,645,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the six months ended June 30, 2022 and 2021, we settled certain net investment hedges generating cash proceeds of $27,267,000 and necessitating cash payments of $7,196,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,075,000	$675,000
Denominated in Pound Sterling	£1,890,708	£1,904,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$25,000	$25,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S Dollars	$550,000	$—

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Forward sales contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At June 30, 2022 the maximum maturity date was November 1, 2023.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location	2022	2021	2022	2021
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$9,042	$5,544	$15,026	$11,567
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$1,827	$(936)	$1,134	$(1,656)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments	$1,904	$—	$(520)	$—
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$284,081	$(9,808)	$336,021	$(29,845)
13. Commitments and Contingencies
At June 30, 2022, we had 18 outstanding letter of credit obligations totaling $37,209,000 and expiring between 2022 and 2023. At June 30, 2022, we had outstanding construction in progress of $900,633,000 and were committed to providing additional funds of approximately $1,747,325,000 to complete construction. Additionally, at June 30, 2022, we had outstanding investments classified as in substance real estate of $503,473,000 and were committed to provide additional funds of $279,512,000 (see Note 8 for additional information). Purchase obligations include $72,338,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenant are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2022	December 31, 2021
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	465,163,874	448,998,438
Outstanding shares	463,369,237	447,239,477

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock In April 2022, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $3,000,000,000 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements. As of June 30, 2022, we had $3,000,000,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 12,170,108 shares or approximately $1,091,064,000 with maturity dates in 2023. In addition, we have forward sale agreements for the sale of 5,466,182 shares or approximately $487,172,000 with maturity dates in 2023 under the July 30, 2021 ATM Program.
The following is a summary of our common stock issuances during the six months ended June 30, 2022 and 2021 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2021 ATM Program issuances	5,015,673	$74.15	$371,937	$366,464
2021 Stock incentive plans, net of forfeitures	145,588		—	—
2021 Totals	5,161,261		$371,937	$366,464

2022 Option exercises	299	$66.89	$20	$20
2022 ATM Program issuances	15,986,251	86.26	1,379,002	1,357,541
2022 Stock incentive plans, net of forfeitures	143,210		—	—
2022 Totals	16,129,760		$1,379,022	$1,357,561
Dividends The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2022		June 30, 2021
	Per Share	Amount	Per Share	Amount
Common stock	$1.22	$551,283	$1.22	$510,424
Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
Foreign currency translation	$(1,034,207)	$(674,306)
Derivative and financial instruments designated as hedges	889,011	552,990
Total accumulated other comprehensive income (loss)	$(145,196)	$(121,316)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 will be issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to four years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $6,021,000 and $13,466,000 for the three and six months ended June 30, 2022, respectively, and $4,757,000 and $10,333,000 for the same periods in 2021.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$89,784	$26,257	$151,709	$97,803

Adjustment for net income (loss) attributable to OP units(1)	228	(873)	106	(2,225)
Numerator for diluted earnings per share	$90,012	$25,384	$151,815	$95,578

Denominator for basic earnings per share - weighted average shares	454,327	417,452	450,865	417,360
Effect of dilutive securities:
Employee stock options	40	—	36	—
Non-vested restricted shares	1,166	438	1,070	430
OP units(1)	1,526	1,396	1,461	1,396
Employee stock purchase program	23	19	23	19
Dilutive potential common shares	2,755	1,853	2,590	1,845
Denominator for diluted earnings per share - adjusted weighted average shares	457,082	419,305	453,455	419,205

Basic earnings per share	$0.20	$0.06	$0.34	$0.23
Diluted earnings per share	$0.20	$0.06	$0.33	$0.23
(1) OP units include both Welltower OP units owned by outside investors as well as OP units owned by outside investors in certain consolidated DownREIT subsidiaries.
As of June 30, 2022, and June 30, 2021, outstanding forward sales agreements for the sale of 17,636,290 shares and 13,052,375 shares, respectively, were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the periods.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$748,833	$914,562	$877,102	$932,552
Other real estate loans receivable	207,452	213,867	191,579	193,999
Equity securities	958	958	1,608	1,608
Cash and cash equivalents	363,339	363,339	269,265	269,265
Restricted cash	78,912	78,912	77,490	77,490
Non-real estate loans receivable	257,697	266,817	223,627	241,544
Foreign currency forward contracts, interest rate swaps and cross currency swaps	135,854	135,854	7,205	7,205
Equity warrants	37,404	37,404	41,909	41,909

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$354,000	$354,000	$324,935	$324,935
Senior unsecured notes	12,488,718	11,987,673	11,613,758	13,139,748
Secured debt	2,191,826	2,153,353	2,192,261	2,252,107
Foreign currency forward contracts, interest rate swaps and cross currency swaps	27,698	27,698	39,296	39,296

Redeemable OP unitholder interests	$122,287	$122,287	$153,098	$153,098

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

	Fair Value Measurements as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Equity securities	$958	$958	$—	$—
Equity warrants	37,404	—	—	37,404
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	108,156	—	108,156	—
Totals	$146,518	$958	$108,156	$37,404
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Beginning balance	$41,909	$—
Warrants acquired	—	32,419
Mark-to-market adjustment	(520)	—
Foreign currency	(3,985)	—
Ending balance	$37,404	$32,419
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
18. Segment Reporting
We invest in seniors housing and health care real estate. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include assisted living, independent living/continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof that are owned and/or operated through RIDEA structures (see Note 19). In addition, Seniors Housing Operating properties include seniors apartments. Our Triple-net properties include the property types described above as well as long-term/post-acute care facilities. Under the Triple-net segment, we invest in seniors housing and health care real estate through acquisition and financing of primarily single tenant properties. Properties acquired are primarily leased under triple-net leases and we are not involved in the management of the property. Our Outpatient Medical properties are typically leased to multiple tenants and generally require a certain level of property management by us.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended June 30, 2022:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,009,999	$—	$—	$—	$1,009,999
Rental income	—	197,182	164,229	—	361,411
Interest income	1,683	35,392	65	—	37,140
Other income	59,528	1,786	2,028	644	63,986
Total revenues	1,071,210	234,360	166,322	644	1,472,536

Property operating expenses	789,299	11,491	50,648	2,645	854,083
Consolidated net operating income (loss)	281,911	222,869	115,674	(2,001)	618,453

Depreciation and amortization	201,178	49,561	59,556	—	310,295
Interest expense	7,481	320	4,531	115,418	127,750
General and administrative expenses	—	—	—	36,554	36,554
Loss (gain) on derivatives and financial instruments, net	—	(1,407)	—	—	(1,407)
Loss (gain) on extinguishment of debt, net	400	—	4	199	603
Provision for loan losses, net	342	(176)	(1)	—	165
Other expenses	29,249	463	207	5,247	35,166
Income (loss) from continuing operations before income taxes and other items	43,261	174,108	51,377	(159,419)	109,327
Income tax (expense) benefit	—	—	—	(3,065)	(3,065)
Income (loss) from unconsolidated entities	(12,669)	5,874	(263)	—	(7,058)
Gain (loss) on real estate dispositions, net	(1,224)	(2,129)	(179)	—	(3,532)
Income (loss) from continuing operations	29,368	177,853	50,935	(162,484)	95,672
Net income (loss)	$29,368	$177,853	$50,935	$(162,484)	$95,672

Total assets	$20,972,302	$8,851,738	$6,451,415	$298,216	$36,573,671

Three Months Ended June 30, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$740,891	$—	$—	$—	$740,891
Rental income	—	204,725	149,998	—	354,723
Interest income	856	32,861	4,731	—	38,448
Other income	802	1,355	4,343	430	6,930
Total revenues	742,549	238,941	159,072	430	1,140,992

Property operating expenses	582,361	12,627	45,495	2,174	642,657
Consolidated net operating income (loss)	160,188	226,314	113,577	(1,744)	498,335

Depreciation and amortization	131,035	54,406	55,444	—	240,885
Interest expense	10,553	1,704	3,907	106,177	122,341
General and administrative expenses	—	—	—	31,436	31,436
Loss (gain) on derivatives and financial instruments, net	—	(359)	—	—	(359)
Loss (gain) on extinguishment of debt, net	3,106	—	—	52,506	55,612
Provision for loan losses, net	(181)	10,019	(3,641)	—	6,197
Impairment of assets	17,713	3,768	2,211	—	23,692
Other expenses	3,709	4,110	1,098	2,770	11,687
Income (loss) from continuing operations before income taxes and other items	(5,747)	152,666	54,558	(194,633)	6,844
Income tax (expense) benefit	—	—	—	2,221	2,221
Income (loss) from unconsolidated entities	(12,938)	4,877	85	—	(7,976)
Gain (loss) on real estate dispositions, net	(28)	42,709	1,987	—	44,668
Income (loss) from continuing operations	(18,713)	200,252	56,630	(192,412)	45,757
Net income (loss)	$(18,713)	$200,252	$56,630	$(192,412)	$45,757

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2022	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,004,334	$—	$—	$—	$2,004,334
Rental income	—	393,183	324,618	—	717,801
Interest income	3,100	72,898	136	—	76,134
Other income	60,388	3,442	4,891	1,250	69,971
Total revenues	2,067,822	469,523	329,645	1,250	2,868,240

Property operating expenses	1,579,227	22,702	100,563	5,260	1,707,752
Consolidated net operating income	488,595	446,821	229,082	(4,010)	1,160,488

Depreciation and amortization	393,971	103,065	117,347	—	614,383
Interest expense	15,131	634	9,098	224,583	249,446
General and administrative expenses	—	—	—	74,260	74,260
Loss (gain) on derivatives and financial instruments, net	—	1,171	—	—	1,171
Loss (gain) on extinguishment of debt, net	385	—	7	199	591
Provision for loan losses, net	609	(1,241)	(7)	—	(639)
Other expenses	37,440	11,507	996	11,292	61,235
Income (loss) from continuing operations before income taxes and other items	41,059	331,685	101,641	(314,344)	160,041
Income tax (expense) benefit	—	—	—	(8,078)	(8,078)
Income (loss) from unconsolidated entities	(30,451)	21,417	(908)	—	(9,942)
Gain (loss) on real estate dispositions, net	1,477	18,320	(395)	—	19,402
Income (loss) from continuing operations	12,085	371,422	100,338	(322,422)	161,423
Net income (loss)	$12,085	$371,422	$100,338	$(322,422)	$161,423

Six Months Ended June 30, 2021	Seniors Housing Operating		Triple-net		Outpatient Medical		Non-segment / Corporate	Total
Resident fees and services	$1,464,355		$—		$—		$—	$1,464,355
Rental income	—		357,188		300,378		—	657,566
Interest income	1,975		47,783		8,269		—	58,027
Other income	2,621		2,452		6,648		1,385	13,106
Total revenues	1,468,951		407,423		315,295		1,385	2,193,054

Property operating expenses	1,138,329		25,468		92,358		3,828	1,259,983
Consolidated net operating income	330,622		381,955		222,937		(2,443)	933,071

Depreciation and amortization	263,621		111,073		110,617		—	485,311
Interest expense	21,971		3,586		7,922		212,004	245,483
General and administrative expenses	—		—		—		61,362	61,362
Loss (gain) on derivatives and financial instruments, net	—		1,575		—		—	1,575
Loss (gain) on extinguishment of debt, net	(1,537)		—		—		52,506	50,969
Provision for loan losses, net	70	18.69	10,872	—	(3,362)	18.69	—	7,580
Impairment of assets	22,317		22,732		2,211		—	47,260
Other expenses	7,168		9,093		1,810		4,610	22,681
Income (loss) from continuing operations before income taxes and other items	17,012		223,024		103,739		(332,925)	10,850
Income tax (expense) benefit	—		—		—		(1,722)	(1,722)
Income (loss) from unconsolidated entities	(7,704)		9,784		2,993		—	5,073
Gain (loss) on real estate dispositions, net	5,167		44,751		53,830		—	103,748
Income (loss) from continuing operations	14,475		277,559		160,562		(334,647)	117,949
Net income (loss)	$14,475		$277,559		$160,562		$(334,647)	$117,949

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Revenues:	Amount(1)	%	Amount	%	Amount(1)	%	Amount	%
United States	$1,218,879	82.7%	$893,672	78.4%	$2,357,895	82.2%	$1,719,320	78.4%
United Kingdom	139,352	9.5%	140,756	12.3%	283,843	9.9%	259,630	11.8%
Canada	114,305	7.8%	106,564	9.3%	226,502	7.9%	214,104	9.8%
Total	$1,472,536	100.0%	$1,140,992	100.0%	$2,868,240	100.0%	$2,193,054	100.0%

	As of
	June 30, 2022		December 31, 2021
Assets:	Amount	%	Amount	%
United States	$30,181,095	82.5%	$28,595,703	81.9%
United Kingdom	3,519,917	9.6%	3,938,258	11.3%
Canada	2,872,659	7.9%	2,376,364	6.8%
Total	$36,573,671	100.0%	$34,910,325	100.0%
(1) The United States, United Kingdom and Canada represent 79%, 10% and 11% of our resident fees and services revenue for the three and six month periods ended June 30, 2022, respectively.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the six months ended June 30, 2022 and 2021, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

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

	June 30, 2022	December 31, 2021
Assets:
Net real estate investments	$445,102	$445,776
Cash and cash equivalents	8,180	9,964
Receivables and other assets	9,856	7,617
Total assets (1)	$463,138	$463,357

Liabilities and equity:
Secured debt	$162,515	$163,519
Lease liabilities	1,323	1,324
Accrued expenses and other liabilities	12,006	12,394
Total equity	287,294	286,120
Total liabilities and equity	$463,138	$463,357
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Consolidated Financial Statements and related Notes thereto included in Item 1 of this report. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2021, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
On March 7, 2022, we announced our intent to complete an UPREIT reorganization. In February 2022, the company formerly known as Welltower Inc. ("Old Welltower") formed WELL Merger Holdco Inc. ("New Welltower") as a wholly owned subsidiary, and New Welltower formed WELL Merger Holdco Sub Inc. ("Merger Sub") as a wholly owned subsidiary. On April 1, 2022, Merger Sub merged with and into Old Welltower, with Old Welltower continuing as the surviving corporation and a wholly owned subsidiary of New Welltower (the "Merger"). In connection with the Merger, Old Welltower's name was changed to "Welltower OP Inc.", and New Welltower inherited the name "Welltower Inc." Effective May 24, 2022, Welltower OP Inc. ("Welltower OP") converted from a Delaware corporation into a Delaware limited liability company named Welltower OP LLC (the "LLC Conversion"). Following the LLC Conversion, New Welltower's business continues to be conducted through Welltower OP and New Welltower does not have substantial assets or liabilities, other than through its investment in Welltower OP.
Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP.
Executive Summary
Company Overview
Welltower Inc. (NYSE:WELL), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. The Company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience. Welltower Inc., a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States ("U.S."), Canada and the United Kingdom ("U.K."), consisting of seniors housing and post-acute communities and outpatient medical properties.
Welltower Inc. is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.8% as of June 30, 2022. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower Inc. has no material assets or liabilities other than its investment in Welltower OP. Welltower Inc. issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP, and Welltower Inc. has fully and conditionally guaranteed all existing and future senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended June 30, 2022 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$281,911	45.5%	822
Triple-net	222,869	35.9%	571
Outpatient Medical	115,674	18.6%	318
Totals	$620,454	100.0%	1,711

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
Our Seniors Housing Operating revenues are dependent on occupancy which has increased during the six months ended June 30, 2022. As of June 30, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities.
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
For the six months ended June 30, 2022, resident fees and services and rental income represented 70% and 25%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At June 30, 2022, we had $363,339,000 of cash and cash equivalents, $78,912,000 of restricted cash and $3,646,000,000 of available borrowing capacity under our unsecured revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Key Transactions
Capital The following summarizes key capital transactions that occurred during the six months ended June 30, 2022:
•In March 2022, we completed the issuance of $550,000,000 senior unsecured notes bearing interest at 3.85% with a maturity date of June 2032.
•In April 2022, we entered into an amended and restated ATM Program (as defined below) pursuant to which we may offer and sell up to $3,000,000,000 of common stock from time to time. Since the beginning of the year, we sold 28,435,291 shares of common stock under our current and previous ATM Programs via forward sale agreements which are expected to generate gross proceeds of approximately $2,522,065,000, of which 15,986,251 shares have been settled resulting in $1,379,002,000 of gross proceeds during the six months ended June 30, 2022.
•In June 2022, we closed on an amended $5,200,000,000 unsecured credit facility with improved pricing across our term loans. The credit facility includes $4,000,000,000 of revolving credit capacity at a borrowing rate of 77.5 basis points over the adjusted SOFR rate, $1,000,000,000 of USD term loan capacity at a borrowing rate of 85.0 basis points over the adjusted SOFR rate and $250,000,000 CAD term loan capacity at 85.0 basis points over CDOR.
•During the six months ended June 30, 2022, we extinguished $196,504,000 of secured debt at a blended average interest rate of 4.15%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2022 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	40	$1,566,279	4.5%
Triple-net	—	171	—%
Outpatient Medical	9	262,563	5.5%
Totals	49	$1,829,013	4.7%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the six months ended June 30, 2022 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating	1	$13,750	$13,470	—%
Triple-net	9	90,154	70,571	6.6%
Totals	10	$103,904	$84,041	6.6%

(1) Represents net proceeds received upon disposition, including any seller financing.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
Dividends Our Board of Directors declared a cash dividend for the quarter ended June 30, 2022 of $0.61 per share. On August 31, 2022, we will pay our 205th consecutive quarterly cash dividend to stockholders of record on August 23, 2022.
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2021	2021	2021	2021
Net income (loss)	$95,672	$65,751	$66,194	$190,336	$45,757	$72,192
NICS	89,785	61,925	58,672	179,663	26,257	71,546
FFO	409,589	347,635	338,976	345,739	248,840	287,167
NOI	618,453	542,035	524,085	510,397	498,335	434,736
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2021	2021	2021	2021

Net debt to book capitalization ratio	43%	43%	42%	42%	43%	41%
Net debt to undepreciated book capitalization ratio	35%	35%	35%	35%	35%	34%
Net debt to market capitalization ratio	27%	24%	26%	27%	26%	28%

Interest coverage ratio	4.21x	4.03x	3.89x	4.81x	3.30x	3.56x
Fixed charge coverage ratio	3.78x	3.57x	3.42x	4.22x	2.93x	3.16x
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2021	2021	2021	2021
Property mix:(1)
Seniors Housing Operating	45%	38%	34%	34%	32%	39%
Triple-net	36%	41%	44%	45%	45%	36%
Outpatient Medical	19%	21%	22%	21%	23%	25%

Relationship mix: (1)
Atria Senior Living(2)	12%	5%	4%	3%	—%	—%
ProMedica	10%	11%	11%	11%	12%	12%
Sunrise Senior Living	8%	6%	7%	9%	10%	14%
HC-One Group	3%	4%	5%	5%	3%	—%
Cogir Management Corporation	3%	2%	2%	2%	2%	2%
Remaining relationships	64%	72%	71%	70%	73%	72%

Geographic mix:(1)
California	15%	13%	13%	12%	12%	15%
United Kingdom	9%	11%	13%	14%	13%	10%
Texas	7%	8%	9%	9%	9%	7%
Florida	6%	5%	5%	4%	5%	1%
New Jersey	5%	5%	5%	5%	5%	7%
Remaining geographic areas	58%	58%	55%	56%	56%	60%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) Inclusive of $58,621,000 of income recognized upon termination of lease. See Note 3 to our unaudited consolidated financial statements for further details.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2022 (dollars in thousands):

	Expiration Year (1)
	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Thereafter
Triple-net:
Properties	20	1	4	27	63	1	14	4	21	9	392
Base rent (2)	$1,319	$840	$12,110	$6,612	$67,826	$—	$19,383	$3,972	$43,411	$21,007	$429,254
% of base rent	0.2%	0.1%	2.0%	1.1%	11.2%	—%	3.2%	0.7%	7.2%	3.5%	70.8%
Units/beds	2,912	70	692	1,725	4,878	80	1,474	219	2,279	896	40,056
% of Units/beds	5.3%	0.1%	1.3%	3.1%	8.8%	0.1%	2.7%	0.4%	4.1%	1.6%	72.5%

Outpatient Medical:
Square feet	1,008,657	1,709,294	1,991,461	1,114,858	1,438,037	1,379,053	968,966	820,496	1,137,474	1,700,753	4,834,444
Base rent (2)	$28,600	$48,944	$60,662	$31,762	$40,648	$36,547	$26,142	$22,836	$30,486	$44,812	$106,737
% of base rent	6.0%	10.2%	12.7%	6.6%	8.5%	7.6%	5.5%	4.8%	6.4%	9.4%	22.3%
Leases	220	368	372	249	274	244	139	96	102	81	232
% of Leases	9.3%	15.5%	15.6%	10.5%	11.5%	10.3%	5.8%	4.0%	4.3%	3.4%	9.8%

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

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	$	%
Cash, cash equivalents and restricted cash at beginning of period	$346,755	$2,021,043	$(1,674,288)	(83)%
Cash provided from (used in) operating activities	719,331	638,913	80,418	13%
Cash provided from (used in) investing activities	(2,085,261)	(1,205,134)	(880,127)	(73)%
Cash provided from (used in) financing activities	1,473,616	(648,114)	2,121,730	327%
Effect of foreign currency translation	(12,190)	1,996	(14,186)	(711)%
Cash, cash equivalents and restricted cash at end of period	$442,251	$808,704	$(366,453)	(45)%
Operating Activities The changes in net cash provided from operating activities was immaterial. Please see “Results of Operations” for discussion of net income fluctuations. For the six months ended June 30, 2022 and 2021, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	$	%
New development	$286,427	$144,344	$142,083	98%
Recurring capital expenditures, tenant improvements and lease commissions	72,103	30,171	41,932	139%
Renovations, redevelopments and other capital improvements	127,966	64,312	63,654	99%
Total	$486,496	$238,827	$247,669	104%
The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization. The increase in recurring capital expenditures, tenant improvements and lease commissions is due primarily to portfolio growth and increased spending after a contraction during the pandemic.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above in "Key Transactions." Please refer to Notes 10, 11 and 14 of our unaudited consolidated financial statements for additional information.
In March 2022, we completed the issuance of $550,000,000 senior unsecured notes with a maturity date of June 2032. In April 2022, we closed on an amended $5,200,000,000 unsecured credit facility, increasing our term loan capacity by $500,000,000. As of June 30, 2022, we have total near-term available liquidity of approximately $4.1 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Off-Balance Sheet Arrangements
At June 30, 2022, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 88%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At June 30, 2022, we had 18 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Unsecured credit facility and commercial paper (1,3)	$354,000	$—	$—	$354,000	$—
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	9,900,000	—	1,350,000	1,950,000	6,600,000
Canadian Dollar senior unsecured notes (2)	233,082	—	—	—	233,082
Pounds Sterling senior unsecured notes (2)	1,277,010	—	—	—	1,277,010
U.S. Dollar term credit facility	1,010,000	—	—	10,000	1,000,000
Canadian Dollar term credit facility (2)	194,235	—	—	—	194,235
Secured debt: (1,2)
Consolidated	2,200,626	396,742	742,015	361,898	699,971
Unconsolidated	1,282,324	95,212	317,292	568,503	301,317
Contractual interest obligations: (3)
Unsecured credit facility and commercial paper	32,781	4,098	16,390	12,293	—
Senior unsecured notes and term loans (2)	3,942,497	268,303	914,448	743,361	2,016,385
Consolidated secured debt (2)	262,334	39,679	99,858	58,432	64,365
Unconsolidated secured debt (2)	185,364	24,141	76,800	31,083	53,340
Financing lease liabilities (4)	207,079	4,920	71,634	3,354	127,171
Operating lease liabilities (4)	964,483	9,820	39,073	31,043	884,547
Purchase obligations (5)	2,099,174	794,544	1,226,754	77,876	—
Total contractual obligations	$24,144,989	$1,637,459	$4,854,264	$4,201,843	$13,451,423

(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the balance sheet.
(2) Based on foreign currency exchange rates in effect as of the balance sheet date.
(3) Based on variable interest rates in effect as of the balance sheet date.
(4) See Note 6 to our unaudited consolidated financial statements for additional information.
(5) See Note 13 to our unaudited consolidated financial statements for additional information.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2022, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower Inc. and Welltower OP LLC jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 covering an indeterminate amount of future offerings of Welltower Inc.’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP LLC's, warrants and units and Welltower OP LLC’s debt securities and guarantees of debt securities issued by Welltower Inc. to replace Old Welltower’s existing “universal” shelf registration statement filed with the SEC on May 4, 2021. On April 1, 2022, Welltower Inc. also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock to replace Old Welltower’s existing DRIP registration statement on Form S-3 filed with the SEC on May 4, 2021. As of August 5, 2022, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On April 4, 2022, Welltower Inc. entered into (i) a second amended and restated equity distribution agreement (the “EDA”) with (i) Robert W.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $3,000,000,000 aggregate amount of common stock of Welltower Inc. (together with the existing master forward sale confirmations relating thereto, the “ATM Program”), amending and restating the ATM Program entered into on July 30, 2021 to, among other amendments, increase the total amount of shares of common stock that may be offered and sold under the ATM Program from $2,500,000,000 to $3,000,000,000, which amount excludes shares Old Welltower had previously sold pursuant to the prior program. The ATM Program also allows Welltower Inc. to enter into forward sale agreements. As of August 5, 2022, we had $3,000,000,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 16,990,804 shares or approximately $1,481,131,000 with maturity dates in 2023. In addition, we have forward sale agreements for the sale of 5,466,182 shares or approximately $487,172,000 with maturity dates in 2023 under the July 30, 2021 ATM Program. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the new “universal” shelf registration statement, Welltower Inc. also filed with the SEC two prospectus supplements that will continue offerings that were previously covered by Old Welltower's prospectus supplements and the accompanying prospectus to the prior registration statement relating to: (i) the registration of up to 620,731 shares of common stock of Welltower Inc. (the “DownREIT Shares”), that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT Units”) of HCN G&L DownREIT, LLC, a Delaware limited liability company (the “DownREIT”), tender such DownREIT Units for redemption by the DownREIT, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of Welltower Inc. (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT and to satisfy all or a portion of the redemption consideration by issuing DownREIT Shares to the holders instead of or in addition to paying a cash amount; and (ii) the registration of up to 475,327 shares of common stock of Welltower Inc. (the “DownREIT II Shares”), that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT II Units,” and collectively with the DownREIT Units, the “Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT II”), tender such DownREIT II Units for redemption by the DownREIT II, and the Managing Member, or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount. On July 22, 2022, Welltower Inc. filed with the SEC a prospectus supplement relating to the registration of up to 300,026 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the "OP Units") of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our Consolidated Financial Statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.753% owned by Welltower. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. The Company has adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

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

	Three Months Ended				Change			Six Months Ended				Change
	June 30,		June 30,					June 30,		June 30,
	2022		2021		Amount		%	2022		2021		Amount		%
Net income	$95,672		$45,757		$49,915		109%	$161,423		$117,949		$43,474		37%
NICS	89,785		26,257		63,528		242%	151,710		97,803		53,907		55%
FFO	409,589		248,840		160,749		65%	757,224		536,007		221,217		41%
EBITDA	536,782		406,762		130,020		32%	1,033,330		850,465		182,865		22%
NOI	618,453		498,335		120,118		24%	1,160,488		933,071		227,417		24%
SSNOI	420,542		380,414		40,128		11%	805,624		766,404		39,220		5%
Per share data (fully diluted):
NICS	$0.20		$0.06		$0.14		233%	$0.33		$0.23		$0.10		43%
FFO	$0.90		$0.59		$0.31		53%	$1.67		$1.28		$0.39		30%

Interest coverage ratio	4.21	x	3.30	x	0.91	x	28%	4.12	x	3.43	x	0.69	x	20%
Fixed charge coverage ratio	3.78	x	2.93	x	0.85	x	29%	3.68	x	3.04	x	0.64	x	21%
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2022	June 30, 2021	$	%	June 30, 2022	June 30, 2021	$	%
SSNOI (1)	$168,748	$140,720	$28,028	19.9%	$314,141	$291,590	$22,551	7.7%
(1) For the QTD and YTD Pools, amounts relate to 532 and 531 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2022	2021	$	%	2022	2021	$	%
Revenues:
Resident fees and services	$1,009,999	$740,891	$269,108	36%	$2,004,334	$1,464,355	$539,979	37%
Interest income	1,683	856	827	97%	3,100	1,975	1,125	57%
Other income	59,528	802	58,726	n/a	60,388	2,621	57,767	n/a
Total revenues	1,071,210	742,549	328,661	44%	2,067,822	1,468,951	598,871	41%
Property operating expenses	789,299	582,361	206,938	36%	1,579,227	1,138,329	440,898	39%
NOI (1)	281,911	160,188	121,723	76%	488,595	330,622	157,973	48%
Other expenses:
Depreciation and amortization	201,178	131,035	70,143	54%	393,971	263,621	130,350	49%
Interest expense	7,481	10,553	(3,072)	(29)%	15,131	21,971	(6,840)	(31)%
Loss (gain) on extinguishment of debt, net	400	3,106	(2,706)	(87)%	385	(1,537)	1,922	125%
Provision for loan losses, net	342	(181)	523	289%	609	70	539	770%
Impairment of assets	—	17,713	(17,713)	(100)%	—	22,317	(22,317)	(100)%
Other expenses	29,249	3,709	25,540	689%	37,440	7,168	30,272	422%
	238,650	165,935	72,715	44%	447,536	313,610	133,926	43%
Income (loss) from continuing operations before income taxes and other items	43,261	(5,747)	49,008	853%	41,059	17,012	24,047	141%
Income (loss) from unconsolidated entities	(12,669)	(12,938)	269	2%	(30,451)	(7,704)	(22,747)	(295)%
Gain (loss) on real estate dispositions, net	(1,224)	(28)	(1,196)	n/a	1,477	5,167	(3,690)	(71)%
Income from continuing operations	29,368	(18,713)	48,081	257%	12,085	14,475	(2,390)	(17)%
Net income (loss)	29,368	(18,713)	48,081	257%	12,085	14,475	(2,390)	(17)%
Less: Net income (loss) attributable to noncontrolling interests	(2,857)	7,469	(10,326)	(138)%	(8,238)	2,545	(10,783)	(424)%
Net income (loss) attributable to common stockholders	$32,225	$(26,182)	$58,407	223%	$20,323	$11,930	$8,393	70%

(1) See Non-GAAP Financial Measures below.
Resident fees and services and property operating expenses increased for the three and six month periods ended June 30, 2022 compared to the same periods in the prior year primarily due to increases acquisitions, including the acquisition of the Holiday Retirement portfolio on July 30, 2021 for a total purchase price of $1.6 billion. The increases were partially offset due to property dispositions.
Our Seniors Housing Operating revenues are dependent on occupancy, which has steadily increased in recent months. As of June 30, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities. Average occupancy, excluding land parcels and properties under development, is as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2021	72.7%	73.0%	74.9%	76.3%
2022	76.3%	77.1%
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in conjunction with the lease termination, during the three months ended June 30, 2022 we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income, from the derecognition of the right of use asset and related lease liability.
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio totaled $9,015,000 and $20,018,000 for the three and six months ended June 30, 2022, respectively, as compared to $16,948,000 and $44,924,000 during the three and six months ended June 30, 2021, respectively. These expenses were incurred as a result of the introduction of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment and supplies. Certain new expenses incurred since the start of the pandemic may continue on an ongoing basis as part of new health and safety protocols.
In 2021 and 2022, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. In 2021 and 2022, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. We recognized $21,804,000 and $27,564,000 during the three and six months ended June 30, 2022, respectively, as compared to $18,525,000 and $67,705,000 during the three and six months ended June 30, 2021, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income.
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

During the six months ended June 30, 2022, we completed two conversions representing $134,562,000 or $666,149 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of June 30, 2022 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion
London, UK	82	$42,567	$21,155	3Q22
Sachse, TX	193	38,054	25,035	3Q22
Princeton, NJ	80	29,780	30,333	3Q22
Berea, OH	120	14,975	13,657	3Q22
Painesville, OH	119	14,721	12,496	3Q22
Beaver, PA	116	14,892	12,116	3Q22
New Rochelle, NY	72	42,669	21,650	4Q22
Pflugerville, TX	196	39,500	20,063	4Q22
Georgetown, TX	188	36,215	23,899	4Q22
Denton, TX	65	20,194	8,604	4Q22
Wombourne, UK	66	14,594	13,018	4Q22
Leicester, UK	60	13,621	11,069	4Q22
Rugby, UK	76	18,624	11,811	1Q23
Meadville, PA	128	13,716	13,716	1Q23
Brookline, MA	159	148,590	49,445	2Q23
Buzzards Bay, MA	120	31,126	31,126	2Q23
Manchester, CT	128	21,915	21,915	2Q23
East Windsor, CT	122	20,530	20,530	2Q23
Lake Jackson, TX	130	32,075	5,943	2Q23
Washington, DC	137	121,200	34,825	3Q23
Charlotte, NC	328	91,836	48,795	3Q23
White Marsh, MD	188	78,610	9,769	3Q23
Weymouth, MA	165	77,578	19,615	3Q23
Queen Creek, AZ	199	54,754	8,491	3Q23
Glendale, AZ	204	53,400	15,233	3Q23
Blue Springs, MO	134	20,854	20,854	4Q23
Miami Twp, OH	122	18,206	3,664	4Q23
Melissa, TX	52	16,531	2,273	1Q24
Gaithersburg, MD	302	173,548	46,670	2Q24
Leander, TX	72	26,179	3,547	2Q24
Temple, TX	256	66,265	5,943	4Q24
Kyle, TX	225	62,864	4,888	1Q25
	4,604	$1,470,183	592,148
Anna, TX(1)			3,615
Boise, ID(1)			33,945
Boise, ID(1)			12,603
Kuna, ID(1)			5,565
Columbus, OH(1)			14,695
Kansas City, MO(1)			13,046
Raleigh, NC(1)			3,590
Toronto, ON(1)			51,290
Wellesley, MA(1)			9,709
			$740,206

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,554,473	2.83%	$1,667,278	2.89%	$1,599,522	2.81%	$1,706,189	3.05%
Debt transferred	—	—%	—	—%	32,478	4.79%	—	—%
Debt issued	4,959	3.40%	—	—%	10,344	3.23%	—	—%
Debt assumed	221,159	4.32%	—	—%	221,159	4.32%	—	—%
Debt extinguished	(60,916)	4.26%	(24,660)	3.31%	(155,563)	4.23%	(66,593)	6.01%
Principal payments	(11,515)	3.11%	(11,986)	3.06%	(24,513)	3.03%	(24,246)	3.11%
Foreign currency	(31,068)	3.01%	14,658	2.74%	(6,335)	2.97%	29,940	2.77%
Ending balance	$1,677,092	3.34%	$1,645,290	2.83%	$1,677,092	3.34%	$1,645,290	2.83%

Monthly averages	$1,605,163	2.92%	$1,670,234	2.86%	$1,605,943	2.88%	$1,679,223	2.94%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income from unconsolidated entities recognized during the six months ended June 30, 2021 includes a gain recognized from the sale of a home health business owned by one of our unconsolidated entities. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuation during the three and six month periods relates primarily to our partners' share of reserves for previously recognized straight-line receivables.
Triple-net
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2022	June 30, 2021	$	%	June 30, 2022	June 30, 2021	$	%
SSNOI (1)	$149,684	$139,974	$9,710	6.9%	$286,624	$275,904	$10,720	3.9%
(1) For the QTD and YTD Pools, amounts relate to 558 and 532 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2022	2021	$	%	2022	2021	$	%
Revenues:
Rental income	$197,182	$204,725	$(7,543)	(4)%	$393,183	$357,188	$35,995	10%
Interest income	35,392	32,861	2,531	8%	72,898	47,783	25,115	53%
Other income	1,786	1,355	431	32%	3,442	2,452	990	40%
Total revenues	234,360	238,941	(4,581)	(2)%	469,523	407,423	62,100	15%
Property operating expenses	11,491	12,627	(1,136)	(9)%	22,702	25,468	(2,766)	(11)%
NOI (1)	222,869	226,314	(3,445)	(2)%	446,821	381,955	64,866	17%
Other expenses:
Depreciation and amortization	49,561	54,406	(4,845)	(9)%	103,065	111,073	(8,008)	(7)%
Interest expense	320	1,704	(1,384)	(81)%	634	3,586	(2,952)	(82)%
Loss (gain) on derivatives and financial instruments, net	(1,407)	(359)	(1,048)	(292)%	1,171	1,575	(404)	(26)%
Provision for loan losses, net	(176)	10,019	(10,195)	(102)%	(1,241)	10,872	(12,113)	(111)%
Impairment of assets	—	3,768	(3,768)	(100)%	—	22,732	(22,732)	(100)%
Other expenses	463	4,110	(3,647)	(89)%	11,507	9,093	2,414	27%
	48,761	73,648	(24,887)	(34)%	115,136	158,931	(43,795)	(28)%
Income (loss) from continuing operations before income taxes and other items	174,108	152,666	21,442	14%	331,685	223,024	108,661	49%
Income (loss) from unconsolidated entities	5,874	4,877	997	20%	21,417	9,784	11,633	119%
Gain (loss) on real estate dispositions, net	(2,129)	42,709	(44,838)	(105)%	18,320	44,751	(26,431)	(59)%
Income from continuing operations	177,853	200,252	(22,399)	(11)%	371,422	277,559	93,863	34%
Net income	177,853	200,252	(22,399)	(11)%	371,422	277,559	93,863	34%
Less: Net income (loss) attributable to noncontrolling interests	7,241	11,405	(4,164)	(37)%	14,306	14,805	(499)	(3)%
Net income attributable to common stockholders	$170,612	$188,847	$(18,235)	(10)%	$357,116	$262,754	$94,362	36%

(1) See Non-GAAP Financial Measures below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rental income has decreased primarily due to property dispositions during 2021 and 2022, including 51 properties during the year ended December 31, 2021 with a book amount of $486 million and nine properties during the six months ended June 30, 2022 with a book amount of $71 million. Additionally, during the six months ended June 30, 2021, we recorded reserves of previously recognized straight-line receivables of $49,241,000.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended June 30, 2022, we had 12 leases with rental rate increases ranging from 2.00% to 33.39% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic to our Seniors Housing Operating properties. Long-term/post-acute facilities have generally experienced a higher degree of occupancy declines which in some cases impacted the ability of our Triple-net operators to make contractual rent payments to us. However, many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and the Provider Relief Fund.
Depreciation and amortization fluctuate as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
The increase to interest income is primarily driven by interest recognized on senior loan financings of £540,000,000 made to affiliates of Safanad as part of the recapitalization of its investment in HC-One Group during the second quarter 2021. Additionally during the six months ended June 30, 2021, we recognized a provision for loan losses under the current expected credit losses accounting standard, primarily related to the initial recognition of that loan.
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
During the six months ended June 30, 2022, there were no Triple-net projects completed; however, four projects transitioned out of the Triple-net segment and into the Seniors Housing Operating segment. The following is a summary of our consolidated Triple-net construction projects, excluding expansions, pending as of June 30, 2022 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Redhill, UK	76	$19,338	$17,759	3Q22
Raleigh, NC	191	154,142	87,027	2Q23
	267	$173,480	$104,786
During the six months ended June 30, 2022, loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the Safanad/HC-One transaction that closed in the second quarter of 2021. In addition, the mark-to-market adjustment on our Genesis Healthcare available-for-sale investment is reflected in all periods.
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

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$39,837	4.39%	$123,139	4.91%	$72,536	4.57%	$123,652	4.91%
Debt transferred	—	—%	—	—%	(32,478)	4.79%	—	—%
Principal payments	(215)	4.37%	(1,246)	5.16%	(436)	4.37%	(2,467)	5.16%
Foreign currency	—	—%	673	5.43%	—	—%	1,381	5.43%
Ending balance	$39,622	4.39%	$122,566	4.91%	$39,622	4.39%	$122,566	4.91%

Monthly averages	$39,693	4.39%	$123,570	4.92%	$39,804	4.39%	$123,348	4.92%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The increase in income from unconsolidated entities during the six months ended June 30, 2022 is primarily related to the write off of straight-line rent payable balances on an unconsolidated joint venture that was restructured during the quarter. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2022	June 30, 2021	$	%	June 30, 2022	June 30, 2021	$	%
SSNOI (1)	$102,110	$99,720	$2,390	2.4%	$204,859	$198,910	$5,949	3.0%
(1) For the QTD and YTD Pools, amounts relate to 351 and 350 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2022	2021	$	%	2022	2021	$	%
Revenues:
Rental income	$164,229	$149,998	$14,231	9%	$324,618	$300,378	$24,240	8%
Interest income	65	4,731	(4,666)	(99)%	136	8,269	(8,133)	(98)%
Other income	2,028	4,343	(2,315)	(53)%	4,891	6,648	(1,757)	(26)%
Total revenues	166,322	159,072	7,250	5%	329,645	315,295	14,350	5%
Property operating expenses	50,648	45,495	5,153	11%	100,563	92,358	8,205	9%
NOI (1)	115,674	113,577	2,097	2%	229,082	222,937	6,145	3%
Other expenses:
Depreciation and amortization	59,556	55,444	4,112	7%	117,347	110,617	6,730	6%
Interest expense	4,531	3,907	624	16%	9,098	7,922	1,176	15%
Loss (gain) on extinguishment of debt, net	4	—	4	n/a	7	—	7	n/a
Provision for loan losses, net	(1)	(3,641)	3,640	100%	(7)	(3,362)	3,355	100%
Impairment of assets	—	2,211	(2,211)	(100)%	—	2,211	(2,211)	(100)%
Other expenses	207	1,098	(891)	(81)%	996	1,810	(814)	(45)%
	64,297	59,019	5,278	9%	127,441	119,198	8,243	7%
Income (loss) from continuing operations before income taxes and other items	51,377	54,558	(3,181)	(6)%	101,641	103,739	(2,098)	(2)%
Income (loss) from unconsolidated entities	(263)	85	(348)	(409)%	(908)	2,993	(3,901)	(130)%
Gain (loss) on real estate dispositions, net	(179)	1,987	(2,166)	(109)%	(395)	53,830	(54,225)	(101)%
Income from continuing operations	50,935	56,630	(5,695)	(10)%	100,338	160,562	(60,224)	(38)%
Net income (loss)	50,935	56,630	(5,695)	(10)%	100,338	160,562	(60,224)	(38)%
Less: Net income (loss) attributable to noncontrolling interests	1,498	629	869	138%	3,640	2,799	841	30%
Net income (loss) attributable to common stockholders	$49,437	$56,001	$(6,564)	(12)%	$96,698	$157,763	$(61,065)	(39)%

(1) See Non-GAAP Financial Measures.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2021 and the first half of 2022. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended June 30, 2022, our consolidated outpatient medical portfolio signed 108,076 square feet of new leases and 395,653 square feet of renewals. The weighted-average term of these leases was eight years, with a rate of $46.32 per square foot and tenant improvement and lease commission costs of $20.42 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 4.0%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The decrease in interest income for the three and six months ended June 30, 2022 is due primarily to a $178,207,000 first mortgage loan initiated in August 2020, which was subsequently repaid in full in June of 2021, resulting in the reversal of the previously established allowance for credit losses.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2021 and the first half of 2022. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the six months ended June 30, 2021, we recognized an impairment charge of $2,211,000 related to one held for sale property. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.
During the six months ended June 30, 2022, there were no Outpatient Medical projects completed. The following is a summary of the consolidated Outpatient Medical construction projects, excluding expansions, pending as of June 30, 2022 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Tyler, TX	85,214	$35,369	$24,621	4Q22
Stafford, TX	36,788	18,031	10,549	4Q22
League City, TX	16,835	9,935	1,493	1Q23
Beaumont, TX	35,831	11,822	1,256	2Q23
Total	174,668	$75,157	$37,919
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$521,331	3.51%	$545,755	3.54%	$530,254	3.49%	$548,229	3.55%
Debt extinguished	(34,767)	3.79%	—	—%	(40,941)	3.84%	—	—%
Principal payments	(2,652)	4.37%	(2,483)	4.47%	(5,401)	4.39%	(4,957)	4.47%
Ending balance	$483,912	3.68%	$543,272	3.52%	$483,912	3.68%	$543,272	3.52%

Monthly averages	$507,966	3.64%	$544,109	3.53%	$517,179	3.57%	$545,361	3.54%
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
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2022	2021	$	%	2022	2021	$	%
Revenues:
Other income	$644	$430	$214	50%	$1,250	$1,385	$(135)	(10)%
Total revenues	644	430	214	50%	1,250	1,385	(135)	(10)%
Property operating expenses	2,645	2,174	471	22%	5,260	3,828	1,432	37%
NOI (1)	(2,001)	(1,744)	(257)	(15)%	(4,010)	(2,443)	(1,567)	(64)%
Expenses:
Interest expense	115,418	106,177	9,241	9%	224,583	212,004	12,579	6%
General and administrative expenses	36,554	31,436	5,118	16%	74,260	61,362	12,898	21%
Loss (gain) on extinguishment of debt, net	199	52,506	(52,307)	(100)%	199	52,506	(52,307)	(100)%
Other expenses	5,247	2,770	2,477	89%	11,292	4,610	6,682	145%
	157,418	192,889	(35,471)	(18)%	310,334	330,482	(20,148)	(6)%
Loss from continuing operations before income taxes and other items	(159,419)	(194,633)	35,214	18%	(314,344)	(332,925)	18,581	6%
Income tax benefit (expense)	(3,065)	2,221	(5,286)	(238)%	(8,078)	(1,722)	(6,356)	(369)%
Loss from continuing operations	(162,484)	(192,412)	29,928	16%	(322,422)	(334,647)	12,225	4%
Net loss attributable to common stockholders	$(162,484)	$(192,412)	$29,928	16%	$(322,422)	$(334,647)	$12,225	4%

(1) See Non-GAAP Financial Measures.
Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2022	2021	$	%	2022	2021	$	%
Senior unsecured notes	$106,431	$99,923	$6,508	7%	$207,670	$200,136	$7,534	4%
Unsecured credit facility and commercial paper program	4,088	1,940	2,148	111%	6,866	3,120	3,746	120%
Loan expense	4,899	4,314	585	14%	10,047	8,748	1,299	15%
Totals	$115,418	$106,177	$9,241	9%	$224,583	$212,004	$12,579	6%
The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 for additional information. The change in interest expense on our unsecured revolving credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 for additional information regarding our unsecured revolving credit facility and commercial paper program. Loan expenses represent the amortization of costs incurred in connection with senior unsecured notes issuances. The loss on extinguishment recognized during the six months ended June 20, 2021 is due primarily to the early extinguishment of $339,128,000 of our 3.75% senior unsecured notes due March 2023 and $334,624,000 of our 3.95% senior unsecured notes due September 2023.
General and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2022 and 2021 were 2.59% and 2.80%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs. The fluctuation in the provision for income taxes is primarily related to a revaluation of deferred taxes due to a change in the U.K. tax rate and an adjustment to a deferred tax liability due to the recognition of an impairment charge.
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2022	2022	2021	2021	2021	2021
Net income attributable to common stockholders	$89,785	$61,925	$58,672	$179,663	$26,257	$71,546
Depreciation and amortization	310,295	304,088	284,501	267,754	240,885	244,426
Impairment of assets	—	—	2,357	1,490	23,692	23,568
Loss (gain) on real estate dispositions, net	3,532	(22,934)	(11,673)	(119,954)	(44,668)	(59,080)
Noncontrolling interests	(13,173)	(14,753)	(13,988)	(11,095)	(16,591)	(12,516)
Unconsolidated entities	19,150	19,309	19,107	27,881	19,265	19,223
FFO	$409,589	$347,635	$338,976	$345,739	$248,840	$287,167

Average diluted shares outstanding	457,082	449,802	438,719	429,983	419,305	419,079

Per diluted share data:
Net income attributable to common stockholders(1)	$0.20	$0.14	$0.13	$0.42	$0.06	$0.17
FFO	$0.90	$0.77	$0.77	$0.80	$0.59	$0.69

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2022	2021
Net income attributable to common stockholders	$151,710	$97,803
Depreciation and amortization	614,383	485,311
Impairment of assets	—	47,260
Loss (gain) on real estate dispositions, net	(19,402)	(103,748)
Noncontrolling interests	(27,926)	(29,107)
Unconsolidated entities	38,459	38,488
FFO	$757,224	$536,007

Average diluted common shares outstanding:	453,455	419,205

Per diluted share data:
Net income attributable to common stockholders(1)	$0.33	$0.23
FFO	$1.67	$1.28

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollar amounts are in thousands.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2022	2022	2021	2021	2021	2021
Net income (loss)	$95,672	$65,751	$66,194	$190,336	$45,757	$72,192
Loss (gain) on real estate dispositions, net	3,532	(22,934)	(11,673)	(119,954)	(44,668)	(59,080)
Loss (income) from unconsolidated entities	7,058	2,884	12,174	15,832	7,976	(13,049)
Income tax expense (benefit)	3,065	5,013	2,051	4,940	(2,221)	3,943
Other expenses	35,166	26,069	15,483	3,575	11,687	10,994
Impairment of assets	—	—	2,357	1,490	23,692	23,568
Provision for loan losses, net	165	(804)	(39)	(271)	6,197	1,383
Loss (gain) on extinguishment of debt, net	603	(12)	(1,090)	(5)	55,612	(4,643)
Loss (gain) on derivatives and financial instruments, net	(1,407)	2,578	(830)	(8,078)	(359)	1,934
General and administrative expenses	36,554	37,706	33,109	32,256	31,436	29,926
Depreciation and amortization	310,295	304,088	284,501	267,754	240,885	244,426
Interest expense	127,750	121,696	121,848	122,522	122,341	123,142
Consolidated net operating income (NOI)	$618,453	$542,035	$524,085	$510,397	$498,335	$434,736

NOI by segment:
Seniors Housing Operating	$281,911	$206,684	$180,375	$172,909	$160,188	$170,434
Triple-net	222,869	223,952	230,846	228,321	226,314	155,641
Outpatient Medical	115,674	113,408	113,982	111,431	113,577	109,360
Non-segment/corporate	(2,001)	(2,009)	(1,118)	(2,264)	(1,744)	(699)
Total NOI	$618,453	$542,035	$524,085	$510,397	$498,335	$434,736

	Six Months Ended
	June 30, 2022	June 30, 2021
NOI Reconciliations:
Net income (loss)	$161,423	$117,949
Loss (gain) on real estate dispositions, net	(19,402)	(103,748)
Loss (income) from unconsolidated entities	9,942	(5,073)
Income tax expense (benefit)	8,078	1,722
Other expenses	61,235	22,681
Impairment of assets	—	47,260
Provision for loan losses, net	(639)	7,580
Loss (gain) on extinguishment of debt, net	591	50,969
Loss (gain) on derivatives and financial instruments, net	1,171	1,575
General and administrative expenses	74,260	61,362
Depreciation and amortization	614,383	485,311
Interest expense	249,446	245,483
Consolidated net operating income (NOI)	$1,160,488	$933,071

NOI by segment:
Seniors Housing Operating	$488,595	$330,622
Triple-net	446,821	381,955
Outpatient Medical	229,082	222,937
Non-segment/corporate	(4,010)	(2,443)
Total NOI	$1,160,488	$933,071

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	822	571	318	1,711	822	571	318	1,711
Unconsolidated properties	82	39	79	200	82	39	79	200
Total properties	904	610	397	1,911	904	610	397	1,911
Recent acquisitions/development conversions(1)	(203)	(19)	(30)	(252)	(204)	(30)	(31)	(265)
Under development	(49)	(1)	(6)	(56)	(49)	(1)	(6)	(56)
Under redevelopment(2)	(4)	(4)	(3)	(11)	(4)	(3)	(3)	(10)
Current held for sale	(2)	(11)	(1)	(14)	(2)	(11)	(1)	(14)
Land parcels, loans and subleases	(13)	(10)	(6)	(29)	(13)	(10)	(6)	(29)
Transitions(3)	(99)	(4)	—	(103)	(99)	(20)	—	(119)
Other(4)	(2)	(3)	—	(5)	(2)	(3)	—	(5)
Same store properties	532	558	351	1,441	531	532	350	1,413

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

	QTD Pool		YTD Pool
	Three Months Ended		Six Months Ended
SSNOI Reconciliations:	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Seniors Housing Operating:
Consolidated NOI	$281,911	$160,188	$488,595	$330,622
NOI attributable to unconsolidated investments	11,947	11,289	21,536	23,199
NOI attributable to noncontrolling interests	(70,074)	(27,726)	(88,826)	(38,020)
NOI attributable to non-same store properties	(55,167)	(13,661)	(107,168)	(33,252)
Non-cash NOI attributable to same store properties	(204)	12,268	(278)	11,403
Currency and ownership adjustments (1)	335	(1,638)	282	(2,362)
SSNOI at Welltower Share	168,748	140,720	314,141	291,590

Triple-net:
Consolidated NOI	222,869	226,314	446,821	381,955
NOI attributable to unconsolidated investments	6,788	4,889	12,511	9,779
NOI attributable to noncontrolling interests	(10,207)	(14,053)	(21,407)	(22,081)
NOI attributable to non-same store properties	(51,229)	(65,070)	(125,535)	(77,770)
Non-cash NOI attributable to same store properties	(19,956)	(14,001)	(28,506)	(20,594)
Currency and ownership adjustments (1)	1,419	1,895	2,740	4,615
SSNOI at Welltower Share	149,684	139,974	286,624	275,904

Outpatient Medical:
Consolidated NOI	115,674	113,577	229,082	222,937
NOI attributable to unconsolidated investments	4,910	4,988	9,740	9,712
NOI attributable to noncontrolling interests	(5,541)	(4,235)	(10,557)	(9,188)
NOI attributable to non-same store properties	(10,407)	(11,865)	(18,918)	(18,022)
Non-cash NOI attributable to same store properties	(2,468)	(2,744)	(4,548)	(5,441)
Currency and ownership adjustments (1)	(58)	(1)	60	(1,088)
SSNOI at Welltower Share	102,110	99,720	204,859	198,910

SSNOI at Welltower Share:
Seniors Housing Operating	168,748	140,720	314,141	291,590
Triple-net	149,684	139,974	286,624	275,904
Outpatient Medical	102,110	99,720	204,859	198,910
Total	$420,542	$380,414	$805,624	$766,404

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.2738 and to translate U.K. properties at a GBP/USD rate of 1.3501.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2022		2022		2021		2021		2021		2021
Net income (loss)	$95,672		$65,751		$66,194		$190,336		$45,757		$72,192
Interest expense	127,750		121,696		121,848		122,522		122,341		123,142
Income tax expense (benefit)	3,065		5,013		2,051		4,940		(2,221)		3,943
Depreciation and amortization	310,295		304,088		284,501		267,754		240,885		244,426
EBITDA	$536,782		$496,548		$474,594		$585,552		$406,762		$443,703

Interest Coverage Ratio:
Interest expense	$127,750		$121,696		$121,848		$122,522		$122,341		$123,142
Non-cash interest expense	(6,606)		(4,109)		(5,082)		(5,461)		(3,972)		(2,991)
Capitalized interest	6,387		5,479		5,325		4,669		4,862		4,496
Total interest	127,531		123,066		122,091		121,730		123,231		124,647
EBITDA	$536,782		$496,548		$474,594		$585,552		$406,762		$443,703
Interest coverage ratio	4.21	x	4.03	x	3.89	x	4.81	x	3.30	x	3.56	x

Fixed Charge Coverage Ratio:
Total interest	$127,531		$123,066		$122,091		$121,730		$123,231		$124,647
Secured debt principal payments	14,382		15,968		16,877		17,040		15,715		15,955
Total fixed charges	141,913		139,034		138,968		138,770		138,946		140,602
EBITDA	$536,782		$496,548		$474,594		$585,552		$406,762		$443,703
Fixed charge coverage ratio	3.78	x	3.57	x	3.42	x	4.22	x	2.93	x	3.16	x

	Six Months Ended
	June 30,		June 30,
EBITDA Reconciliations:	2022		2021
Net income (loss)	$161,423		$117,949
Interest expense	249,446		245,483
Income tax expense (benefit)	8,078		1,722
Depreciation and amortization	614,383		485,311
EBITDA	$1,033,330		$850,465

Interest Coverage Ratio:
Interest expense	$249,446		$245,483
Non-cash interest expense	(10,715)		(6,963)
Capitalized interest	11,866		9,358
Total interest	250,597		247,878
EBITDA	$1,033,330		$850,465
Interest coverage ratio	4.12	x	3.43	x

Fixed Charge Coverage Ratio:
Total interest	$250,597		$247,878
Secured debt principal payments	30,350		31,670
Total fixed charges	280,947		279,548
EBITDA	$1,033,330		$850,465
Fixed charge coverage ratio	3.68	x	3.04	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2022		2022		2021		2021		2021		2021
Net income	$417,953		$368,038		$374,479		$463,563		$668,205		$781,664
Interest expense	493,816		488,407		489,853		489,178		491,507		495,523
Income tax expense (benefit)	15,069		9,783		8,713		6,952		4,015		8,469
Depreciation and amortization	1,166,638		1,097,228		1,037,566		995,798		983,576		1,008,062
EBITDA	2,093,476		1,963,456		1,910,611		1,955,491		2,147,303		2,293,718
Loss (income) from unconsolidated entities	37,948		38,866		22,933		10,501		650		(8,658)
Stock-based compensation expense (1)	20,945		19,681		17,812		22,248		24,278		26,811
Loss (gain) on extinguishment of debt, net	(504)		54,505		49,874		64,760		97,769		42,406
Loss (gain) on real estate dispositions, net	(151,029)		(199,229)		(235,375)		(409,166)		(773,516)		(884,711)
Impairment of assets	3,847		27,539		51,107		58,067		79,890		131,349
Provision for loan losses, net	(949)		5,083		7,270		90,394		93,522		88,747
Loss (gain) on derivatives and financial instruments, net	(7,737)		(6,689)		(7,333)		(5,934)		3,539		5,332
Other expenses (1)	80,114		56,127		40,860		52,960		60,985		68,939
Lease termination and leasehold interest adjustment (2)	(64,094)		(7,697)		760		(640)		—		—
Casualty losses, net of recoveries (3)	8,472		5,799		5,786		998		—		—
Other impairment (4)	(620)		—		49,241		49,241		161,639		163,481
Adjusted EBITDA	$2,019,869		$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414

Adjusted Interest Coverage Ratio:
Interest expense	$493,816		$488,407		$489,853		$489,178		$491,507		$495,523
Capitalized interest	21,860		20,335		19,352		18,265		17,543		17,222
Non-cash interest expense	(21,258)		(18,624)		(17,506)		(14,163)		(12,675)		(10,617)
Total interest	494,418		490,118		491,699		493,280		496,375		502,128
Adjusted EBITDA	$2,019,869		$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414
Adjusted interest coverage ratio	4.09	x	3.99	x	3.89	x	3.83	x	3.82	x	3.84	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$494,418		$490,118		$491,699		$493,280		$496,375		$502,128
Secured debt principal payments	64,267		65,600		65,587		64,832		63,668		63,136
Total fixed charges	558,685		555,718		557,286		558,112		560,043		565,264
Adjusted EBITDA	$2,019,869		$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414
Adjusted fixed charge coverage ratio	3.62	x	3.52	x	3.43	x	3.38	x	3.39	x	3.41	x

(1) Certain severance-related costs are included in stock-based compensation and excluded from other expenses.
(2) Represents revenues and property operating expenses associated with a leasehold portfolio interest relating to 26 properties assumed by a wholly-owned affiliate in conjunction with the Holiday Retirement transaction. Subsequent to the initial transaction, we purchased eight of the leased properties and one of the properties was sold by the landlord and removed from the lease. No rent was paid in excess of net cash flow relating to the leasehold properties and therefore, the net impact has been excluded from Adjusted EBITDA. Additionally, in conjunction with the lease termination, during the three months ended June 30, 2022 we recognized $58,621,000 in other income from the derecognition of the right of use asset and related lease liability which has also been excluded from Adjusted EBITDA.

(3) Represents casualty losses net of any insurance recoveries.
(4) Represents changes in the reserve for straight-line rent receivable balances relating to leases placed on cash recognition.

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

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2021	2021	2021	2021
Book capitalization:
Unsecured credit facility and commercial paper	$354,000	$299,968	$324,935	$290,996	$—	$—
Long-term debt obligations (1)	14,790,432	14,352,529	13,917,702	13,488,656	13,572,816	14,618,713
Cash and cash equivalents and restricted cash	(442,251)	(367,043)	(346,755)	(362,645)	(808,705)	(2,558,822)
Total net debt	14,702,181	14,285,454	13,895,882	13,417,007	12,764,111	12,059,891
Total equity and noncontrolling interests(2)	19,873,913	19,178,026	18,997,873	18,172,111	17,243,208	17,046,932
Book capitalization	$34,576,094	$33,463,480	$32,893,755	$31,589,118	$30,007,319	$29,106,823
Net debt to book capitalization ratio	43%	43%	42%	42%	43%	41%

Undepreciated book capitalization:
Total net debt	$14,702,181	$14,285,454	$13,895,882	$13,417,007	$12,764,111	$12,059,891
Accumulated depreciation and amortization	7,437,779	7,215,622	6,910,114	6,634,061	6,415,676	6,212,432
Total equity and noncontrolling interests(2)	19,873,913	19,178,026	18,997,873	18,172,111	17,243,208	17,046,932
Undepreciated book capitalization	$42,013,873	$40,679,102	$39,803,869	$38,223,179	$36,422,995	$35,319,255
Net debt to undepreciated book capitalization ratio	35%	35%	35%	35%	35%	34%

Market capitalization:
Common shares outstanding	463,369	453,948	447,239	435,274	422,562	417,520
Period end share price	$82.35	$96.14	$85.77	$82.40	$83.10	$71.63
Common equity market capitalization	$38,158,437	$43,642,561	$38,359,689	$35,866,578	$35,114,902	$29,906,958
Total net debt	14,702,181	14,285,454	13,895,882	13,417,007	12,764,111	12,059,891
Noncontrolling interests(2)	1,317,733	1,282,450	1,361,872	1,308,908	1,322,762	1,248,054
Market capitalization	$54,178,351	$59,210,465	$53,617,443	$50,592,493	$49,201,775	$43,214,903
Net debt to market capitalization ratio	27%	24%	26%	27%	26%	28%

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

	June 30, 2022		December 31, 2021
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$10,860,092	$(575,932)	$11,002,297	$(1,059,031)
Secured debt	1,523,315	(40,559)	1,490,708	(44,222)
Totals	$12,383,407	$(616,491)	$12,493,005	$(1,103,253)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At June 30, 2022, we had $2,785,546,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $27,855,000. At December 31, 2021, we had $1,742,268,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $17,423,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2022, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $8,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2022		December 31, 2021
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$134,880	$13,962	$32,280	$19,740
Debt designated as hedges	1,471,245	14,712	1,613,164	16,132
Totals	$1,606,125	$28,674	$1,645,444	$35,872
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2022, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the second quarter ended June 30, 2022 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2022 through April 30, 2022	21	$96.50	—	$—
May 1, 2022 through May 31, 2022	—	—	—	—
June 1, 2022 through June 30, 2022	—	—	—	—
Totals	21	$96.50	—	$—
Item 5. Other Information
None.

Item 6. Exhibits

3.1
Limited Liability Company Agreement of Welltower OP LLC, dated as of May 24, 2022 (filed with the Commission as Exhibit 3.2 to the Company's Form 8-K filed May 25, 2022 (File No. 001-08923) and incorporated by reference herein).

10.1
Amendment No. 2 to Credit Agreement, dated June 15, 2022, by and among Welltower Inc., Welltower OP LLC, the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed June 16, 2022 (File No. 001-08923) and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	August 9, 2022	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2022	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)