Form 10-Q
period 2022-09-30
WELLTOWER INC.
filed 2022-11-08
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 31, 2022, Welltower Inc. had 472,521,446 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2022 (Unaudited)	December 31, 2021 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$4,156,985	$3,968,430
Buildings and improvements	33,018,251	31,062,203
Acquired lease intangibles	1,920,803	1,789,628
Real property held for sale, net of accumulated depreciation	175,657	134,097
Construction in progress	1,012,202	651,389
Less accumulated depreciation and amortization	(7,687,077)	(6,910,114)
Net real property owned	32,596,821	30,695,633
Right of use assets, net	323,230	522,796
Real estate loans receivable, net of credit allowance	916,639	1,068,681
Net real estate investments	33,836,690	32,287,110
Other assets:
Investments in unconsolidated entities	1,383,246	1,039,043
Goodwill	68,321	68,321
Cash and cash equivalents	343,446	269,265
Restricted cash	81,738	77,490
Straight-line rent receivable	430,173	365,643
Receivables and other assets	1,270,874	803,453
Total other assets	3,577,798	2,623,215
Total assets	$37,414,488	$34,910,325

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$654,715	$324,935
Senior unsecured notes	12,324,601	11,613,758
Secured debt	2,121,628	2,192,261
Lease liabilities	410,415	545,944
Accrued expenses and other liabilities	1,445,479	1,235,554
Total liabilities	16,956,838	15,912,452
Redeemable noncontrolling interests	400,965	401,294
Equity:
Common stock	473,930	448,605
Capital in excess of par value	25,289,432	23,133,641
Treasury stock	(111,772)	(107,750)
Cumulative net income	8,808,678	8,663,736
Cumulative dividends	(15,215,694)	(14,380,915)
Accumulated other comprehensive income (loss)	(75,267)	(121,316)
Total Welltower Inc. stockholders’ equity	19,169,307	17,636,001
Noncontrolling interests	887,378	960,578
Total equity	20,056,685	18,596,579
Total liabilities and equity	$37,414,488	$34,910,325
Note: The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Resident fees and services	$1,068,706	$835,617	$3,073,040	$2,299,972
Rental income	361,983	357,984	1,079,784	1,015,550
Interest income	37,791	39,864	113,925	97,891
Other income	5,364	6,332	75,335	19,438
Total revenues	1,473,844	1,239,797	4,342,084	3,432,851

Expenses:
Property operating expenses	912,180	729,400	2,619,932	1,989,383
Depreciation and amortization	353,699	267,754	968,082	753,065
Interest expense	139,682	122,522	389,128	368,005
General and administrative expenses	34,811	32,256	109,071	93,618
Loss (gain) on derivatives and financial instruments, net	6,905	(8,078)	8,076	(6,503)
Loss (gain) on extinguishment of debt, net	2	(5)	593	50,964
Provision for loan losses, net	490	(271)	(149)	7,309
Impairment of assets	4,356	1,490	4,356	48,750
Other expenses	15,481	3,575	76,716	26,256
Total expenses	1,467,606	1,148,643	4,175,805	3,330,847

Income (loss) from continuing operations before income taxes and other items	6,238	91,154	166,279	102,004
Income tax (expense) benefit	(3,257)	(4,940)	(11,335)	(6,662)
Income (loss) from unconsolidated entities	(6,698)	(15,832)	(16,640)	(10,759)
Gain (loss) on real estate dispositions, net	1,064	119,954	20,466	223,702
Income (loss) from continuing operations	(2,653)	190,336	158,770	308,285

Net income (loss)	(2,653)	190,336	158,770	308,285
Less: Net income (loss) attributable to noncontrolling interests(1)	4,114	10,673	13,828	30,819
Net income (loss) attributable to common stockholders	$(6,767)	$179,663	$144,942	$277,466

Weighted average number of common shares outstanding:
Basic	463,366	428,031	455,074	420,955
Diluted	463,366	429,983	457,999	422,835

Earnings per share:
Basic:
Income (loss) from continuing operations	$(0.01)	$0.44	$0.35	$0.73
Net income (loss) attributable to common stockholders	$(0.01)	$0.42	$0.32	$0.66

Diluted:
Income (loss) from continuing operations	$(0.01)	$0.44	$0.35	$0.73
Net income (loss) attributable to common stockholders(2)	$(0.01)	$0.42	$0.32	$0.65

Dividends declared and paid per common share	$0.61	$0.61	$1.83	$1.83
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(2,653)	$190,336	$158,770	$308,285

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(372,494)	(112,263)	(746,165)	(55,059)
Derivative and financial instruments designated as hedges gain (loss)	417,567	130,711	753,588	100,866
Total other comprehensive income (loss)	45,073	18,448	7,423	45,807

Total comprehensive income (loss)	42,420	208,784	166,193	354,092
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(20,741)	4,350	(24,798)	31,299
Total comprehensive income (loss) attributable to common stockholders	$63,161	$204,434	$190,991	$322,793

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2022
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2022	$448,605	$23,133,641	$(107,750)	$8,663,736	$(14,380,915)	$(121,316)	$960,578	$18,596,579
Comprehensive income:
Net income (loss)				61,925			2,752	64,677
Other comprehensive income (loss)						(17,156)	1,465	(15,691)
Total comprehensive income								48,986
Net change in noncontrolling interests		(63,026)					(128,305)	(191,331)
Amounts related to stock incentive plans, net of forfeitures	166	7,279	(4,768)					2,677
Net proceeds from issuance of common stock	6,605	542,218						548,823
Dividends paid:
Common stock dividends					(273,668)			(273,668)
Balances at March 31, 2022	$455,376	$23,620,112	$(112,518)	$8,725,661	$(14,654,583)	$(138,472)	$836,490	$18,732,066
Comprehensive income:
Net income (loss)				89,785			4,409	94,194
Other comprehensive income (loss)						(6,724)	(15,116)	(21,840)
Total comprehensive income								72,354
Net change in noncontrolling interests		(6,760)					118,793	112,033
Adjustment to members' interest from change in ownership in Welltower OP		46,861					(46,861)	—
Amounts related to stock incentive plans, net of forfeitures	20	6,551	827					7,398
Net proceeds from issuance of common stock	9,382	798,277						807,659
Dividends paid:
Common stock dividends					(277,615)			(277,615)
Balances at June 30, 2022	$464,778	$24,465,041	$(111,691)	$8,815,446	$(14,932,198)	$(145,196)	$897,715	$19,453,895
Comprehensive income:
Net income (loss)				(6,768)			2,876	(3,892)
Other comprehensive income (loss)						69,929	(23,029)	46,900
Total comprehensive income								43,008
Net change in noncontrolling interests		(2,400)					12,801	10,401
Adjustment to members' interest from change in ownership in Welltower OP		2,779					(2,779)	—
Redemption of OP units	5	201					(206)	—
Amounts related to stock incentive plans, net of forfeitures	3	6,151	(81)					6,073
Net proceeds from issuance of common stock	9,144	817,660						826,804
Dividends paid:
Common stock dividends					(283,496)			(283,496)
Balances at September 30, 2022	$473,930	$25,289,432	$(111,772)	$8,808,678	$(15,215,694)	$(75,267)	$887,378	$20,056,685

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income	$158,770	$308,285
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	968,082	753,065
Other amortization expenses	20,643	13,951
Provision for loan losses, net	(149)	7,309
Impairment of assets	4,356	48,750
Stock-based compensation expense	19,456	14,868
Loss (gain) on derivatives and financial instruments, net	8,076	(6,503)
Loss (gain) on extinguishment of debt, net	593	50,964
Loss (income) from unconsolidated entities	16,640	10,759
Rental income less than (in excess of) cash received	(79,571)	(9,607)
Amortization related to above (below) market leases, net	(1,199)	(2,045)
Loss (gain) on real estate dispositions, net	(20,466)	(223,702)
Distributions by unconsolidated entities	8,648	11,783
Increase (decrease) in accrued expenses and other liabilities	96,250	97,924
Decrease (increase) in receivables and other assets	(124,807)	(83,806)
Net cash provided from (used in) operating activities	1,075,322	991,995

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(2,292,998)	(2,735,206)
Cash disbursed for capital improvements to existing properties	(315,835)	(165,691)
Cash disbursed for construction in progress	(463,465)	(263,325)
Capitalized interest	(20,729)	(14,027)
Investment in loans receivable	(133,179)	(953,006)
Principal collected on loans receivable	172,380	250,415
Other investments, net of payments	(62,625)	(10,885)
Contributions to unconsolidated entities	(390,493)	(278,833)
Distributions by unconsolidated entities	34,256	238,066
Proceeds from (payments on) derivatives	63,747	2,312
Proceeds from sales of real property	124,431	941,708
Net cash provided from (used in) investing activities	(3,284,510)	(2,988,472)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	329,780	290,996
Net proceeds from issuance of senior unsecured notes	1,040,232	1,208,241
Payments to extinguish senior unsecured notes	—	(1,533,752)
Net proceeds from the issuance of secured debt	89,804	2,693
Payments on secured debt	(320,377)	(118,854)
Net proceeds from the issuance of common stock	2,184,953	1,366,464
Payments for deferred financing costs and prepayment penalties	(4,881)	(72,251)
Contributions by noncontrolling interests(1)	47,503	84,073
Distributions to noncontrolling interests(1)	(221,754)	(108,912)
Cash distributions to stockholders	(833,296)	(770,457)
Other financing activities	(7,730)	(9,322)
Net cash provided from (used in) financing activities	2,304,234	338,919
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(16,617)	(840)
Increase (decrease) in cash, cash equivalents and restricted cash	78,429	(1,658,398)
Cash, cash equivalents and restricted cash at beginning of period	346,755	2,021,043
Cash, cash equivalents and restricted cash at end of period	$425,184	$362,645

Supplemental cash flow information:
Interest paid	$364,345	$341,134
Income taxes paid (received), net	6,725	1,288

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
As of May 24, 2022, we are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. For additional information on the UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on March 7, 2022, April 1, 2022 and May 25, 2022. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.737% for the three months ended September 30, 2022. As of September 30, 2022, Welltower owned 99.742% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.258% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily an indication of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our Seniors Housing Operating revenues are dependent on occupancy. As of September 30, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2021	72.7%	73.0%	74.9%	76.3%
2022	76.3%	77.1%	78.0%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Property-level operating expenses associated with the COVID-19 pandemic related to our Seniors Housing Operating portfolio totaled $8,134,000 and $28,152,000 for the three and nine ended September 30, 2022, respectively, as compared to $8,842,000 and $53,767,000 during the three and nine ended September 30, 2021, respectively. These expenses were incurred as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment and supplies. We expect total Seniors Housing Operating expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In 2021 and 2022, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. We recognized $5,573,000 and $33,137,000 during the three and nine months ended September 30, 2022, respectively, as compared to $10,965,000 and $78,670,000 during the three and nine months ended September 30, 2021, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income.
Our Triple-net operators have experienced similar occupancy declines and operating costs as our Seniors Housing Operating properties. Additionally, long-term/post-acute care facilities have generally experienced a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and Provider Relief Fund.
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
•In March 2020, the FASB issued an amendment to the reference rate reform standard, which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. An example of such reform is the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. The guidance is optional and may be elected over time as reference rate reform activities occur. We are currently evaluating our options with regards to existing contracts and hedging relationships and the impact of adopting this update on our consolidated financial statements.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022				September 30, 2021
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$199,892	$—	$65,688	$265,580	$264,706	$48,099	$45,350	$358,155
Buildings and improvements	1,988,999	172	249,660	2,238,831	1,655,067	436,828	227,390	2,319,285
Acquired lease intangibles	109,049	—	33,978	143,027	142,439	—	17,333	159,772
Construction in progress	108,141	—	—	108,141	—	—	—	—
Right of use assets, net	169	—	3,852	4,021	77,455	—	—	77,455
Total net real estate assets	2,406,250	172	353,178	2,759,600	2,139,667	484,927	290,073	2,914,667
Receivables and other assets	10,410	—	460	10,870	6,041	—	3,534	9,575
Total assets acquired (1)	2,416,660	172	353,638	2,770,470	2,145,708	484,927	293,607	2,924,242
Secured debt	(219,067)	—	—	(219,067)	—	—	—	—
Lease liabilities	—	—	(3,852)	(3,852)	(138,126)	—	—	(138,126)
Accrued expenses and other liabilities	(111,373)	—	(1,294)	(112,667)	(20,748)	(8,703)	(266)	(29,717)
Total liabilities acquired	(330,440)	—	(5,146)	(335,586)	(158,874)	(8,703)	(266)	(167,843)
Noncontrolling interests (2)	(115,112)	(4)	(975)	(116,091)	(2,597)	(2,056)	(16,540)	(21,193)
Non-cash acquisition related activity(3)	(25,795)	—	—	(25,795)	—	—	—	—
Cash disbursed for acquisitions	1,945,313	168	347,517	2,292,998	1,984,237	474,168	276,801	2,735,206
Construction in progress additions	343,000	64,091	75,460	482,551	190,672	60,251	29,448	280,371
Less: Capitalized interest	(16,464)	(3,088)	(1,177)	(20,729)	(9,658)	(2,092)	(2,277)	(14,027)
Accruals (4)	(2,809)	—	4,452	1,643	38	—	(3,057)	(3,019)
Cash disbursed for construction in progress	323,727	61,003	78,735	463,465	181,052	58,159	24,114	263,325
Capital improvements to existing properties	232,618	39,526	43,691	315,835	115,115	26,496	24,080	165,691
Total cash invested in real property, net of cash acquired	$2,501,658	$100,697	$469,943	$3,072,298	$2,280,404	$558,823	$324,995	$3,164,222
(1) Excludes $6,431,000 and $301,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2022 and September 30, 2021, respectively.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests. For the nine months ended September 30, 2022, 1,227,000 Welltower OP units were issued as a component of funding for certain transactions.
(3) Relates to the acquisition of assets recognized as investments in unconsolidated entities.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
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
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Development projects:
Seniors Housing Operating	$182,421	$58,844
Triple-net	—	22,990
Outpatient Medical	—	116,612
Total construction in progress conversions	$182,421	$198,446

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2022	December 31, 2021
Assets:
In place lease intangibles	$1,801,657	$1,681,533
Above market tenant leases	56,844	53,964
Lease commissions	62,302	54,131
Gross historical cost	1,920,803	1,789,628
Accumulated amortization	(1,416,849)	(1,286,259)
Net book value	$503,954	$503,369

Weighted-average amortization period in years	7.4	5.5

Liabilities:
Below market tenant leases	$77,071	$74,909
Accumulated amortization	(50,642)	(45,291)
Net book value	$26,429	$29,618

Weighted-average amortization period in years	8.5	8.2
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income related to (above)/below market tenant leases, net	$358	$384	$1,094	$1,241
Amortization related to in place lease intangibles and lease commissions	(60,176)	(32,872)	(158,364)	(76,083)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2022	$48,478	$2,458
2023	161,778	5,106
2024	85,462	3,554
2025	35,610	2,911
2026	28,159	2,430
Thereafter	144,467	9,970
Total	$503,954	$26,429
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At September 30, 2022, two Seniors Housing Operating, 11 Triple-net and one Outpatient Medical properties with an aggregate real estate balance of $175,657,000 were classified as held for sale. In addition to the real property balances, lease liabilities of $66,890,000 and net other assets and (liabilities) of $1,877,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties are approximately $236,919,000.
During the nine months ended September 30, 2022, we recorded $4,356,000 of impairment charges related to two Triple-net properties and one Outpatient Medical property classified as held for use in which the carrying value exceeded the estimated fair value. During the nine months ended September 30, 2021, we recorded $19,567,000 of impairment charges related to four Triple-net properties and one Outpatient Medical property classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell. Additionally, during the nine months ended September 30, 2021, we recorded $29,183,000 of impairment charges related to two Seniors Housing Operating properties and two Triple-net properties that were held for use in which the carrying value exceeded the estimated fair value.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Real estate dispositions:
Seniors Housing Operating	$13,470	$112,837
Triple-net	89,827	439,974
Outpatient Medical	393	159,000
Total dispositions	103,690	711,811
Gain (loss) on real estate dispositions, net	20,466	223,702
Net other assets/(liabilities) disposed	275	6,195
Proceeds from real estate dispositions	$124,431	$941,708
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Total revenues	$4,299	$14,813	$13,331	$69,018
Expenses:
Interest expense	867	803	2,545	2,813
Property operating expenses	1,941	2,457	5,946	11,874
Provision for depreciation	218	4,583	233	22,124
Total expenses	3,026	7,843	8,724	36,811
Income (loss) from real estate dispositions, net	$1,273	$6,970	$4,607	$32,207
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Nine Months Ended
	Classification	September 30, 2022	September 30, 2021
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$16,767	$16,430
Non-real estate investment lease expense	General and administrative expenses	4,174	3,461
Finance lease cost:
Amortization of leased assets	Property operating expenses	4,927	6,120
Interest on lease liabilities	Interest expense	4,584	4,950
Sublease income	Rental income	(8,537)	(5,972)
Total		$21,915	$24,989
(1) Includes short-term leases which are immaterial.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases is as follows (in thousands):

	Classification	September 30, 2022	December 31, 2021
Right of use assets:
Operating leases - real estate	Right of use assets, net	$290,133	$367,068
Finance leases - real estate	Right of use assets, net	33,097	155,728
Real estate right of use assets, net		323,230	522,796
Operating leases - non-real estate investments	Receivables and other assets	8,088	9,627
Finance leases - held for sale (1)	Real property held for sale, net of accumulated depreciation	116,577	—
Total right of use assets, net		$447,895	$532,423

Lease liabilities:
Operating leases		$301,001	$434,261
Financing leases		109,414	111,683
Total		$410,415	$545,944

(1) At September 30, 2022, finance leases at seven properties were classified as held for sale.
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the nine months ended September 30, 2021, we reserved for previously recognized straight-line rent receivable balances of $49,241,000 through rental income, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable.
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" (ASC 842), typically include some form of operating expense reimbursement by the tenant. For the nine months ended September 30, 2022, we recognized $1,079,784,000 of rental income related to operating leases, of which $145,541,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the nine months ended September 30, 2021, we recognized $1,015,550,000 of rental income related to operating leases, of which $134,632,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $304,338,000 and $100,328,000 for the nine months ended September 30, 2022 and 2021, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $25,142,000 and $26,659,000 as of September 30, 2022 and December 31, 2021, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	September 30, 2022	December 31, 2021
Mortgage loans	$709,120	$889,556
Other real estate loans	220,484	194,477
Allowance for credit losses on real estate loans receivable	(12,965)	(15,352)
Real estate loans receivable, net of credit allowance	916,639	1,068,681
Non-real estate loans	409,796	375,060
Allowance for credit losses on non-real estate loans receivable	(151,800)	(151,433)
Non-real estate loans receivable, net of credit allowance	257,996	223,627
Total loans receivable, net of credit allowance	$1,174,635	$1,292,308

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Advances on loans receivable	$133,179	$953,006
Receipts on loans receivable	(172,380)	(250,415)
Net cash advances (receipts) on loans receivable	$(39,201)	$702,591
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	September 30, 2022
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$172,265	$(148,436)	$23,829	3
Collective loan pool	2007-2017	214,598	(3,012)	211,586	13
Collective loan pool	2018	19,778	(278)	19,500	2
Collective loan pool	2019	22,839	(321)	22,518	4
Collective loan pool	2020	51,954	(729)	51,225	6
Collective loan pool	2021	748,653	(10,456)	738,197	18
Collective loan pool	2022	109,313	(1,533)	107,780	15
Total loans		$1,339,400	$(164,765)	$1,174,635	61

The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Balance at beginning of period	$166,785	$224,036
Provision for loan losses, net	(149)	7,309
Loan write-offs	—	(64,075)
Foreign currency translation	(1,871)	(468)
Balance at end of period	$164,765	$166,802
The following is a summary of our deteriorated loans (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Balance of deteriorated loans at end of period	$172,265	$178,301
Allowance for credit losses	(148,436)	(148,438)
Balance of deteriorated loans not reserved	$23,829	$29,863
Interest recognized on deteriorated loans (1)	$—	$3,171
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

	Percentage Ownership (1)	September 30, 2022	December 31, 2021
Seniors Housing Operating	10% to 65%	$1,082,217	$830,647
Triple-net	10% to 88%	102,168	44,814
Outpatient Medical	15% to 50%	198,861	163,582
Total		$1,383,246	$1,039,043
(1) Includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At September 30, 2022, the aggregate unamortized basis difference of our joint venture investments of $132,437,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 21 properties as of September 30, 2022 for the development and construction of certain properties which are classified as in substance real estate investments and have a carrying value of $593,376,000. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $236,458,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2022, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
ProMedica (3)	205	$183,506	11%
Atria Senior Living(4)	98	125,933	8%
Sunrise Senior Living	109	116,647	7%
HC-One Group (5)	1	66,547	4%
Cogir Management Corporation	48	56,065	4%
Remaining portfolio	1,273	1,173,454	66%
Totals	1,734	$1,722,152	100%
(1) ProMedica and HC-One Group are in our Triple-net segment. Sunrise Senior Living, Atria Senior Living, and Cogir Management Corporation are in our Seniors Housing Operating segment.
(2) NOI with our top five relationships comprised 34% of total NOI for the year ended December 31, 2021.
(3) During the quarter ended March 31, 2022, we purchased an additional 5% ownership interest in the consolidated ProMedica joint ventures for $137,437,000.
(4) Inclusive of $58,621,000 of income recognized upon termination of lease. See Note 3 for further details.
(5) In addition to the one property, HC-One Group is the borrower on a £532,904,000 loan as of September 30, 2022 which is included in NOI.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At September 30, 2022, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at September 30, 2022) and a $3,000,000,000 tranche that matures on June 4, 2025 ($40,000,000 outstanding at September 30, 2022). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$1,000,000,000 in alternate currencies (none outstanding at September 30, 2022). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over SOFR interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR rate. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at September 30, 2022.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000. As of September 30, 2022, there was a balance of $614,715,000 outstanding on the commercial paper program ($615,000,000 in principal outstanding, net of an unamortized discount of $285,000), which reduces the borrowing capacity of the unsecured revolving credit facility. The notes bear interest at various floating rates with a weighted average of 3.43% as of September 30, 2022 and a weighted average maturity of six days as of September 30, 2022.
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance outstanding at quarter end	$655,000	$291,000	$655,000	$291,000
Maximum amount outstanding at any month end	$1,565,000	$990,000	$1,565,000	$990,000
Average amount outstanding (total of daily
principal balances divided by days in period)	$1,047,631	$470,935	$937,045	$255,114
Weighted average interest rate (actual interest
expense divided by average borrowings outstanding)	2.76%	0.21%	1.58%	0.42%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At September 30, 2022, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2,3)	Secured Debt (1,4)	Totals
2022	$—	$268,769	$268,769
2023	—	494,352	494,352
2024	1,350,000	318,176	1,668,176
2025	1,260,000	224,036	1,484,036
2026	700,000	124,195	824,195
Thereafter (5, 6, 7, 8)	9,169,012	691,793	9,860,805
Totals	$12,479,012	$2,121,321	$14,600,333
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Annual interest rates range from 2.05% to 6.50%.
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
(4) Annual interest rates range from 1.25% to 6.67%. Carrying value of the properties securing the debt totaled $4,921,860,000 at September 30, 2022.
(5) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $181,792,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2022). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (3.76% at September 30, 2022) and Canadian Dealer Offered Rate plus 0.85% (4.57% at September 30, 2022), respectively.
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $218,150,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2022).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $612,370,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2022).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $556,700,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2022).

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Welltower, the parent entity that consolidates Welltower OP and all other subsidiaries, fully and unconditionally guarantees to each holder of all series of senior unsecured notes issued by Welltower OP that the principal of and premium, if any, and interest on the notes will be promptly paid in full when due, whether at the applicable maturity date, by acceleration or redemption or otherwise, and interest on the overdue principal of and interest on the notes, if any, if lawful, and all other obligations of Welltower OP to the holders of the notes will be promptly paid in full or performed. Welltower’s guarantees of such notes are its senior unsecured obligation and rank equally with all of Welltower’s other future unsecured senior indebtedness and guarantees from time to time outstanding. Welltower’s guarantees of such notes are effectively subordinated to all liabilities of its subsidiaries and to its secured indebtedness to the extent of the assets securing such indebtedness. Because Welltower conducts substantially all of its business through its subsidiaries, Welltower's ability to make required payments with respect to the guarantees depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries, whether by dividends, loans, distributions or other payments.
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2022		September 30, 2021
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$11,707,961	3.67%	$11,509,533	3.67%
Debt issued	1,050,000	3.08%	1,250,000	2.50%
Debt extinguished	—	—%	(1,533,752)	2.42%
Foreign currency	(278,949)	4.51%	(17,437)	4.37%
Ending balance	$12,479,012	3.86%	$11,208,344	3.71%
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2022		September 30, 2021
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,202,312	3.03%	$2,378,073	3.27%
Debt issued	89,804	4.57%	2,693	3.75%
Debt assumed	221,159	4.32%	—	—%
Debt extinguished	(276,252)	4.28%	(70,144)	6.02%
Principal payments	(44,125)	3.36%	(48,710)	3.39%
Foreign currency	(71,577)	3.17%	7,869	2.97%
Ending balance	$2,121,321	3.91%	$2,269,781	3.10%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2022, we were in compliance in all material respects with all of the covenants under our debt agreements.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March senior note issuance. The carrying amount of the notes, exclusive of the hedge, is $545,259,000. The fair value of the swap as of September 30, 2022 was ($59,709,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the nine months ended September 30, 2022 and 2021, we settled certain net investment hedges generating cash proceeds of $61,853,000 and $8,879,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,075,000	$675,000
Denominated in Pound Sterling	£1,890,708	£1,904,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$25,000	$25,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S Dollars	$550,000	$—

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Forward sales contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At September 30, 2022 the maximum maturity date was November 1, 2023.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location	2022	2021	2022	2021
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$8,236	$5,849	$23,262	$17,416
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$4,215	$241	$5,349	$(1,415)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments	$(6,083)	$9,216	$(6,604)	$9,216
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$417,567	$130,711	$753,588	$100,866
13. Commitments and Contingencies
At September 30, 2022, we had 21 outstanding letter of credit obligations totaling $68,143,000 and expiring between 2022 and 2023. At September 30, 2022, we had outstanding construction in progress of $1,012,202,000 and committed to providing additional funds of approximately $1,860,122,000 to complete construction. Additionally, at September 30, 2022, we had outstanding investments classified as in substance real estate of $593,376,000 and committed to provide additional funds of $236,458,000 (see Note 8 for additional information). Purchase obligations include $58,370,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2022	December 31, 2021
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	474,312,155	448,998,438
Outstanding shares	472,516,526	447,239,477
Common Stock In April 2022, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $3,000,000,000 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements. As of September 30, 2022, we had $2,571,105,000 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 17,204,668 shares or approximately $1,420,902,000 with maturity dates in 2023. In addition, we have forward sale agreements for the sale of 759,935 shares or approximately $74,045,000 with maturity dates in 2023 under the July 30, 2021 ATM Program.
The following is a summary of our common stock issuances during the nine months ended September 30, 2022 and 2021 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2021 ATM Program issuances	17,720,008	$77.91	$1,380,519	$1,366,464
2021 Stock incentive plans, net of forfeitures	153,275		—	—
2021 Totals	17,873,283		$1,380,519	$1,366,464

2022 Option exercises	2,433	$67.00	$163	$163
2022 ATM Program issuances	25,128,285	88.39	2,221,023	2,184,790
2022 Redemption of OP units	5,498		—	—
2022 Stock incentive plans, net of forfeitures	140,833		—	—
2022 Totals	25,277,049		$2,221,186	$2,184,953
Dividends The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2022		September 30, 2021
	Per Share	Amount	Per Share	Amount
Common stock	$1.83	$834,779	$1.83	$771,984
Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	September 30, 2022	December 31, 2021
Foreign currency translation	$(1,381,845)	$(674,306)
Derivative and financial instruments designated as hedges	1,306,578	552,990
Total accumulated other comprehensive income (loss)	$(75,267)	$(121,316)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 will be issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted shares generally range from three to four years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $6,115,000 and $19,456,000 for the three and nine months ended September 30, 2022, respectively, and $4,535,000 and $14,868,000 for the same periods in 2021.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$(6,767)	$179,663	$144,942	$277,466

Adjustment for net income (loss) attributable to OP units(1)	(7)	(473)	99	(2,699)
Numerator for diluted earnings per share	$(6,774)	$179,190	$145,041	$274,767

Denominator for basic earnings per share - weighted average shares	463,366	428,031	455,074	420,955
Effect of dilutive securities:
Employee stock options	7	—	26	—
Non-vested restricted shares	1,238	537	1,127	465
OP units(1)	2,316	1,396	1,749	1,396
Employee stock purchase program	23	19	23	19
Dilutive potential common shares	3,584	1,952	2,925	1,880
Denominator for diluted earnings per share - adjusted weighted average shares	463,366	429,983	457,999	422,835

Basic earnings per share	$(0.01)	$0.42	$0.32	$0.66
Diluted earnings per share	$(0.01)	$0.42	$0.32	$0.65
(1) OP units include both Welltower OP units owned by outside investors as well as OP units owned by outside investors in certain consolidated DownREIT subsidiaries.
The diluted earnings per share calculation for the three months ended September 30, 2022 excludes the dilutive effect of all common stock equivalents as they are anti-dilutive due to the net loss attributable to common stockholders. As of September 30, 2022, and September 30, 2021, outstanding forward sales agreements for the sale of 17,964,603 shares and 11,798,154 shares, respectively, were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the periods.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$699,219	$748,216	$877,102	$932,552
Other real estate loans receivable	217,420	217,088	191,579	193,999
Equity securities	136	136	1,608	1,608
Cash and cash equivalents	343,446	343,446	269,265	269,265
Restricted cash	81,738	81,738	77,490	77,490
Non-real estate loans receivable	257,996	251,926	223,627	241,544
Foreign currency forward contracts, interest rate swaps and cross currency swaps	401,428	401,428	7,205	7,205
Equity warrants	28,272	28,272	41,909	41,909

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$654,715	$654,715	$324,935	$324,935
Senior unsecured notes	12,324,601	11,207,285	11,613,758	13,139,748
Secured debt	2,121,628	2,053,767	2,192,261	2,252,107
Foreign currency forward contracts, interest rate swaps and cross currency swaps	59,709	59,709	39,296	39,296

Redeemable OP unitholder interests	$95,513	$95,513	$153,098	$153,098

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

	Fair Value Measurements as of September 30, 2022
	Total	Level 1	Level 2	Level 3
Equity securities	$136	$136	$—	$—
Equity warrants	28,272	—	—	28,272
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	341,718	—	341,718	—
Totals	$370,126	$136	$341,718	$28,272
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Beginning balance	$41,909	$—
Warrants acquired	—	32,419
Mark-to-market adjustment	(6,604)	9,216
Foreign currency	(7,033)	(977)
Ending balance	$28,272	$40,658
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate of 10.5%.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended September 30, 2022:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,068,706	$—	$—	$—	$1,068,706
Rental income	—	191,443	170,540	—	361,983
Interest income	2,155	35,556	80	—	37,791
Other income	1,739	1,820	1,558	247	5,364
Total revenues	1,072,600	228,819	172,178	247	1,473,844

Property operating expenses	841,914	11,495	52,921	5,850	912,180
Consolidated net operating income (loss)	230,686	217,324	119,257	(5,603)	561,664

Depreciation and amortization	235,984	57,338	60,377	—	353,699
Interest expense	9,022	196	4,343	126,121	139,682
General and administrative expenses	—	—	—	34,811	34,811
Loss (gain) on derivatives and financial instruments, net	—	6,905	—	—	6,905
Loss (gain) on extinguishment of debt, net	—	—	2	—	2
Provision for loan losses, net	198	290	2	—	490
Impairment of assets	—	3,595	761	—	4,356
Other expenses	8,341	820	366	5,954	15,481
Income (loss) from continuing operations before income taxes and other items	(22,859)	148,180	53,406	(172,489)	6,238
Income tax (expense) benefit	—	—	—	(3,257)	(3,257)
Income (loss) from unconsolidated entities	(8,788)	3,167	(1,077)	—	(6,698)
Gain (loss) on real estate dispositions, net	1,146	674	(606)	(150)	1,064
Income (loss) from continuing operations	(30,501)	152,021	51,723	(175,896)	(2,653)
Net income (loss)	$(30,501)	$152,021	$51,723	$(175,896)	$(2,653)

Total assets	$21,560,096	$8,700,199	$6,569,005	$585,188	$37,414,488

Three Months Ended September 30, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$835,617	$—	$—	$—	$835,617
Rental income	—	200,641	157,343	—	357,984
Interest income	1,135	38,257	472	—	39,864
Other income	2,767	1,087	1,688	790	6,332
Total revenues	839,519	239,985	159,503	790	1,239,797

Property operating expenses	666,610	11,664	48,072	3,054	729,400
Consolidated net operating income (loss)	172,909	228,321	111,431	(2,264)	510,397

Depreciation and amortization	157,176	54,226	56,352	—	267,754
Interest expense	9,360	1,548	4,811	106,803	122,522
General and administrative expenses	—	—	—	32,256	32,256
Loss (gain) on derivatives and financial instruments, net	—	(8,078)	—	—	(8,078)
Loss (gain) on extinguishment of debt, net	—	—	(5)	—	(5)
Provision for loan losses, net	152	(323)	(100)	—	(271)
Impairment of assets	—	1,490	—	—	1,490
Other expenses	5,449	(4,248)	640	1,734	3,575
Income (loss) from continuing operations before income taxes and other items	772	183,706	49,733	(143,057)	91,154
Income tax (expense) benefit	—	—	—	(4,940)	(4,940)
Income (loss) from unconsolidated entities	(15,810)	5,038	(5,060)	—	(15,832)
Gain (loss) on real estate dispositions, net	(615)	81,712	38,857	—	119,954
Income (loss) from continuing operations	(15,653)	270,456	83,530	(147,997)	190,336
Net income (loss)	$(15,653)	$270,456	$83,530	$(147,997)	$190,336

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2022	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,073,040	$—	$—	$—	$3,073,040
Rental income	—	584,626	495,158	—	1,079,784
Interest income	5,255	108,454	216	—	113,925
Other income	62,127	5,262	6,449	1,497	75,335
Total revenues	3,140,422	698,342	501,823	1,497	4,342,084

Property operating expenses	2,421,141	34,197	153,484	11,110	2,619,932
Consolidated net operating income	719,281	664,145	348,339	(9,613)	1,722,152

Depreciation and amortization	629,955	160,403	177,724	—	968,082
Interest expense	24,153	830	13,441	350,704	389,128
General and administrative expenses	—	—	—	109,071	109,071
Loss (gain) on derivatives and financial instruments, net	—	8,076	—	—	8,076
Loss (gain) on extinguishment of debt, net	385	—	9	199	593
Provision for loan losses, net	807	(951)	(5)	—	(149)
Impairment of assets	—	3,595	761	—	4,356
Other expenses	45,781	12,327	1,362	17,246	76,716
Income (loss) from continuing operations before income taxes and other items	18,200	479,865	155,047	(486,833)	166,279
Income tax (expense) benefit	—	—	—	(11,335)	(11,335)
Income (loss) from unconsolidated entities	(39,239)	24,584	(1,985)	—	(16,640)
Gain (loss) on real estate dispositions, net	2,623	18,994	(1,001)	(150)	20,466
Income (loss) from continuing operations	(18,416)	523,443	152,061	(498,318)	158,770
Net income (loss)	$(18,416)	$523,443	$152,061	$(498,318)	$158,770

Nine Months Ended September 30, 2021	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,299,972	$—	$—	$—	$2,299,972
Rental income	—	557,829	457,721	—	1,015,550
Interest income	3,110	86,040	8,741	—	97,891
Other income	5,388	3,539	8,336	2,175	19,438
Total revenues	2,308,470	647,408	474,798	2,175	3,432,851

Property operating expenses	1,804,939	37,132	140,430	6,882	1,989,383
Consolidated net operating income	503,531	610,276	334,368	(4,707)	1,443,468

Depreciation and amortization	420,797	165,299	166,969	—	753,065
Interest expense	31,331	5,134	12,733	318,807	368,005
General and administrative expenses	—	—	—	93,618	93,618
Loss (gain) on derivatives and financial instruments, net	—	(6,503)	—	—	(6,503)
Loss (gain) on extinguishment of debt, net	(1,537)	—	(5)	52,506	50,964
Provision for loan losses, net	222	10,549	(3,462)	—	7,309
Impairment of assets	22,317	24,222	2,211	—	48,750
Other expenses	12,617	4,845	2,450	6,344	26,256
Income (loss) from continuing operations before income taxes and other items	17,784	406,730	153,472	(475,982)	102,004
Income tax (expense) benefit	—	—	—	(6,662)	(6,662)
Income (loss) from unconsolidated entities	(23,514)	14,822	(2,067)	—	(10,759)
Gain (loss) on real estate dispositions, net	4,552	126,463	92,687	—	223,702
Income (loss) from continuing operations	(1,178)	548,015	244,092	(482,644)	308,285
Net income (loss)	$(1,178)	$548,015	$244,092	$(482,644)	$308,285

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Revenues:	Amount(1)	%	Amount	%	Amount(1)	%	Amount	%
United States	$1,276,927	86.6%	$990,034	79.9%	$3,799,621	87.5%	$2,709,354	78.9%
United Kingdom	95,914	6.5%	146,308	11.8%	246,226	5.7%	405,938	11.8%
Canada	101,003	6.9%	103,455	8.3%	296,237	6.8%	317,559	9.3%
Total	$1,473,844	100.0%	$1,239,797	100.0%	$4,342,084	100.0%	$3,432,851	100.0%

	As of
	September 30, 2022		December 31, 2021
Assets:	Amount	%	Amount	%
United States	$31,604,241	84.5%	$28,595,703	81.9%
United Kingdom	3,195,747	8.5%	3,938,258	11.3%
Canada	2,614,500	7.0%	2,376,364	6.8%
Total	$37,414,488	100.0%	$34,910,325	100.0%
(1) The United States, United Kingdom and Canada represent 80%, 9%, and 11% of our resident fees and services revenue for the three month periods ended September 30, 2022, respectively, and 79%, 10% and 11% of our resident fees and services revenue for the nine month periods ended September 30, 2022, respectively.
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the nine months ended September 30, 2022 and 2021, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.

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

	September 30, 2022	December 31, 2021
Assets:
Net real estate investments	$444,485	$445,776
Cash and cash equivalents	12,186	9,964
Receivables and other assets	8,588	7,617
Total assets (1)	$465,259	$463,357

Liabilities and equity:
Secured debt	$162,072	$163,519
Lease liabilities	1,329	1,324
Accrued expenses and other liabilities	15,138	12,394
Total equity	286,720	286,120
Total liabilities and equity	$465,259	$463,357
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

21. Subsequent Events
In November 2022, we entered into definitive agreements to effectuate the transition of 147 skilled nursing facilities currently operated by ProMedica. As part of the agreement between Welltower and ProMedica, ProMedica will surrender its 15% interest in the skilled nursing facilities currently owned by the existing joint venture and provide significant working capital support for the new operators to ensure a smooth transition of patient care and operations. In exchange, we will release ProMedica from its skilled nursing lease obligation. The 58 private-pay assisted living and memory care assets in the ProMedica joint venture will continue to be operated by ProMedica under a lease backed by the existing guaranty. Concurrently, we entered into a definitive agreement to sell the 147 skilled nursing facilities to a newly formed joint venture owned 85% by Welltower and 15% by Integra Health (“Integra”). Welltower and Integra will enter into a master lease agreement for the portfolio with plans to bring in select regional operators across various states that will operate the facilities upon receiving regulatory approvals.

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
Welltower Inc. is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.742% as of September 30, 2022. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower Inc. has no material assets or liabilities other than its investment in Welltower OP. Welltower Inc. issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP, and Welltower Inc. has fully and conditionally guaranteed all existing and future senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended September 30, 2022 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$230,686	40.7%	843
Triple-net	217,324	38.3%	569
Outpatient Medical	119,257	21.0%	322
Totals	$567,267	100.0%	1,734

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
Our Seniors Housing Operating revenues are dependent on occupancy which has increased during the nine months ended September 30, 2022. As of September 30, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities.

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
For the nine months ended September 30, 2022, resident fees and services and rental income represented 71% and 25%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At September 30, 2022, we had $343,446,000 of cash and cash equivalents, $81,738,000 of restricted cash and $3,345,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the nine months ended September 30, 2022:
•In March 2022, we completed the issuance of $550,000,000 senior unsecured notes bearing interest at 3.85% with a maturity date of June 2032.
•In April 2022, we entered into an amended and restated ATM Program (as defined below) pursuant to which we may offer and sell up to $3,000,000,000 of common stock from time to time. Since the beginning of the year, we sold 37,905,638 shares of common stock under our current and previous ATM Programs via forward sale agreements. These forward sale agreements are expected to generate gross proceeds of approximately $3,280,798,000, of which 25,128,285 shares have been settled, resulting in $2,221,023,000 of gross proceeds during the nine months ended September 30, 2022.
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
•During the nine months ended September 30, 2022, we extinguished $276,252,000 of secured debt at a blended average interest rate of 4.28%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2022 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	70	$2,406,250	4.7%
Triple-net	—	172	—%
Outpatient Medical	11	353,178	5.4%
Totals	81	$2,759,600	4.8%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the nine months ended September 30, 2022 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating	1	$13,750	$13,470	—%
Triple-net	10	109,917	89,827	6.7%
Outpatient Medical	—	764	393	—%
Totals	11	$124,431	$103,690	6.4%

(1) Represents net proceeds received upon disposition, including any seller financing.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
Dividends Our Board of Directors declared a cash dividend for the quarter ended September 30, 2022 of $0.61 per share. On November 30, 2022, we will pay our 206th consecutive quarterly cash dividend to stockholders of record on November 18, 2022.

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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2021	2021	2021	2021
Net income (loss)	$(2,653)	$95,672	$65,751	$66,194	$190,336	$45,757	$72,192
NICS	(6,767)	89,785	61,925	58,672	179,663	26,257	71,546
FFO	362,863	409,589	347,635	338,976	345,739	248,840	287,167
NOI	561,664	618,453	542,035	524,085	510,397	498,335	434,736
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2021	2021	2021	2021

Net debt to book capitalization ratio	42%	43%	43%	42%	42%	43%	41%
Net debt to undepreciated book capitalization ratio	34%	35%	35%	35%	35%	35%	34%
Net debt to market capitalization ratio	32%	27%	24%	26%	27%	26%	28%

Interest coverage ratio	3.39x	4.21x	4.03x	3.89x	4.81x	3.30x	3.56x
Fixed charge coverage ratio	3.10x	3.78x	3.57x	3.42x	4.22x	2.93x	3.16x
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2021	2021	2021	2021
Property mix:(1)
Seniors Housing Operating	41%	45%	38%	34%	34%	32%	39%
Triple-net	38%	36%	41%	44%	45%	45%	36%
Outpatient Medical	21%	19%	21%	22%	21%	23%	25%

Relationship mix: (1)
ProMedica(2)	11%	10%	11%	11%	11%	12%	12%
Sunrise Senior Living	7%	8%	6%	7%	9%	10%	14%
Cogir Management Corporation	4%	3%	2%	2%	2%	2%	2%
HC-One Group	4%	3%	4%	5%	5%	3%	—%
Atria Senior Living(3)	4%	12%	5%	4%	3%	—%	—%
Remaining relationships	70%	64%	72%	71%	70%	73%	72%

Geographic mix:(1)
California	13%	15%	13%	13%	12%	12%	15%
United Kingdom	10%	9%	11%	13%	14%	13%	10%
Texas	8%	7%	8%	9%	9%	9%	7%
Canada	6%	5%	5%	5%	6%	7%	7%
Florida	5%	6%	5%	5%	4%	5%	1%
Remaining geographic areas	58%	58%	58%	55%	55%	54%	60%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) See Note 21 to our unaudited consolidated financial statements for additional information regarding the ProMedica relationship.
(3) Three months ended June 30, 2022 includes $58,621,000 of income recognized upon termination of lease. See Note 3 to our unaudited consolidated financial statements for further details.
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2022 (dollars in thousands):

	Expiration Year (1)
	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031	Thereafter
Triple-net:
Properties	5	2	4	15	55	2	4	4	28	9	412
Base rent (2)	$1,319	$2,582	$12,110	$6,612	$51,683	$1,182	$5,246	$4,001	$57,377	$21,120	$443,897
% of base rent	0.2%	0.4%	2.0%	1.1%	8.5%	0.2%	0.9%	0.7%	9.5%	3.5%	73.0%
Units/beds	489	152	692	451	4,102	180	440	219	2,990	896	38,332
% of Units/beds	1.0%	0.3%	1.4%	0.9%	8.4%	0.4%	0.9%	0.4%	6.1%	1.8%	78.4%

Outpatient Medical:
Square feet	778,305	1,658,630	1,861,744	1,288,511	1,247,006	1,352,097	1,027,990	1,055,837	1,116,052	1,628,506	4,285,631
Base rent (2)	$23,311	$48,702	$56,954	$37,738	$35,545	$37,477	$28,169	$28,770	$31,125	$44,023	$119,506
% of base rent	4.7%	9.9%	11.6%	7.7%	7.2%	7.6%	5.7%	5.9%	6.3%	9.0%	24.4%
Leases	218	334	320	239	205	200	133	93	82	64	209
% of Leases	10.4%	15.9%	15.3%	11.4%	9.8%	9.5%	6.3%	4.4%	3.9%	3.1%	10.0%

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

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$	%
Cash, cash equivalents and restricted cash at beginning of period	$346,755	$2,021,043	$(1,674,288)	(83)%
Cash provided from (used in) operating activities	1,075,322	991,995	83,327	8%
Cash provided from (used in) investing activities	(3,284,510)	(2,988,472)	(296,038)	(10)%
Cash provided from (used in) financing activities	2,304,234	338,919	1,965,315	580%
Effect of foreign currency translation	(16,617)	(840)	(15,777)	(1878)%
Cash, cash equivalents and restricted cash at end of period	$425,184	$362,645	$62,539	17%
Operating Activities The changes in net cash provided from operating activities was immaterial. Please see “Results of Operations” for discussion of net income fluctuations. For the nine months ended September 30, 2022 and 2021, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$	%
New development	$463,465	$263,325	$200,140	76%
Recurring capital expenditures, tenant improvements and lease commissions	136,453	53,471	82,982	155%
Renovations, redevelopments and other capital improvements	179,382	112,220	67,162	60%
Total	$779,300	$429,016	$350,284	82%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
In March 2022, we completed the issuance of $550,000,000 senior unsecured notes with a maturity date of June 2032. In April 2022, we closed on an amended $5,200,000,000 unsecured credit facility, increasing our term loan capacity by $500,000,000. As of September 30, 2022, we have total near-term available liquidity of approximately $3.8 billion.
Off-Balance Sheet Arrangements
At September 30, 2022, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 88%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At September 30, 2022, we had 21 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Unsecured credit facility and commercial paper (1,3)	$655,000	$—	$—	$655,000	$—
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	9,900,000	—	1,350,000	1,950,000	6,600,000
Canadian Dollar senior unsecured notes (2)	218,150	—	—	—	218,150
Pounds Sterling senior unsecured notes (2)	1,169,070	—	—	—	1,169,070
U.S. Dollar term credit facility	1,010,000	—	—	10,000	1,000,000
Canadian Dollar term credit facility (2)	181,792	—	—	—	181,792
Secured debt: (1,2)
Consolidated	2,121,321	268,769	812,528	348,231	691,793
Unconsolidated	1,280,628	80,281	326,321	573,364	300,662
Contractual interest obligations: (3)
Unsecured credit facility and commercial paper	84,895	5,660	45,277	33,958	—
Senior unsecured notes and term loans (2)	3,800,590	147,940	934,052	744,156	1,974,442
Consolidated secured debt (2)	279,129	20,845	116,629	65,387	76,268
Unconsolidated secured debt (2)	186,331	13,649	85,751	33,747	53,184
Financing lease liabilities (4)	203,917	1,803	71,634	3,354	127,126
Operating lease liabilities (4)	964,562	4,850	38,282	31,013	890,417
Purchase obligations (5)	2,154,950	410,314	1,519,367	225,269	—
Total contractual obligations	$22,057,539	$544,207	$3,781,993	$4,448,435	$13,282,904

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
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2022, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower Inc. and Welltower OP LLC jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 covering an indeterminate amount of future offerings of Welltower Inc.’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP LLC, warrants and units and Welltower OP LLC’s debt securities and guarantees of debt securities issued by Welltower Inc. to replace Old Welltower’s existing “universal” shelf registration statement filed with the SEC on May 4, 2021. On April 1, 2022, Welltower Inc. also filed with the SEC a registration statement in connection with its

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock to replace Old Welltower’s existing DRIP registration statement on Form S-3 filed with the SEC on May 4, 2021. As of October 31, 2022, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On April 4, 2022, Welltower Inc. entered into (i) a second amended and restated equity distribution agreement (the “EDA”) with (i) Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $3,000,000,000 aggregate amount of common stock of Welltower Inc. (together with the existing master forward sale confirmations relating thereto, the “ATM Program”), amending and restating the ATM Program entered into on July 30, 2021 to, among other amendments, increase the total amount of shares of common stock that may be offered and sold under the ATM Program from $2,500,000,000 to $3,000,000,000, which amount excludes shares Old Welltower had previously sold pursuant to the prior program. The ATM Program also allows Welltower Inc. to enter into forward sale agreements. As of October 31, 2022, we had $2,571,105,258 of remaining capacity under the ATM Program, which excludes forward sales agreements outstanding for the sale of 17,204,668 shares or approximately $1,420,902,000 with maturity dates in 2023. In addition, we have forward sale agreements for the sale of 759,935 shares or approximately $74,045,000 with maturity dates in 2023 under the July 30, 2021 ATM Program. We expect to physically settle the forward sales for cash proceeds. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our Consolidated Financial Statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.742% owned by Welltower as of September 30, 2022. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. The Company has adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

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

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,		September 30,					September 30,		September 30,
	2022		2021		Amount		%	2022		2021		Amount		%
Net income (loss)	$(2,653)		$190,336		$(192,989)		n/a	$158,770		$308,285		$(149,515)		(48)%
NICS	(6,767)		179,663		(186,430)		n/a	144,942		277,466		(132,524)		(48)%
FFO	362,863		345,739		17,124		5%	1,120,086		881,746		238,340		27%
EBITDA	493,985		585,552		(91,567)		(16)%	1,527,315		1,436,017		91,298		6%
NOI	561,664		510,397		51,267		10%	1,722,152		1,443,468		278,684		19%
SSNOI	409,777		384,472		25,305		7%	1,184,110		1,124,992		59,118		5%
Per share data (fully diluted):
NICS	$(0.01)		$0.42		$(0.43)		n/a	$0.32		$0.65		$(0.33)		(51)%
FFO	$0.78		$0.80		$(0.02)		(3)%	$2.45		$2.09		$0.36		17%

Interest coverage ratio	3.39	x	4.81	x	(1.42)	x	(30)%	3.85	x	3.89	x	(0.04)	x	(1)%
Fixed charge coverage ratio	3.10	x	4.22	x	(1.12)	x	(27)%	3.47	x	3.43	x	0.04	x	1%
Seniors Housing Operating
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$	%	September 30, 2022	September 30, 2021	$	%
SSNOI (1)	$153,694	$133,144	$20,550	15.4%	$452,624	$416,700	$35,924	8.6%
(1) For the QTD and YTD Pools, amounts relate to 554 and 518 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2022	2021	$	%	2022	2021	$	%
Revenues:
Resident fees and services	$1,068,706	$835,617	$233,089	28%	$3,073,040	$2,299,972	$773,068	34%
Interest income	2,155	1,135	1,020	90%	5,255	3,110	2,145	69%
Other income	1,739	2,767	(1,028)	(37)%	62,127	5,388	56,739	n/a
Total revenues	1,072,600	839,519	233,081	28%	3,140,422	2,308,470	831,952	36%
Property operating expenses	841,914	666,610	175,304	26%	2,421,141	1,804,939	616,202	34%
NOI (1)	230,686	172,909	57,777	33%	719,281	503,531	215,750	43%
Other expenses:
Depreciation and amortization	235,984	157,176	78,808	50%	629,955	420,797	209,158	50%
Interest expense	9,022	9,360	(338)	(4)%	24,153	31,331	(7,178)	(23)%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	385	(1,537)	1,922	125%
Provision for loan losses, net	198	152	46	30%	807	222	585	264%
Impairment of assets	—	—	—	n/a	—	22,317	(22,317)	(100)%
Other expenses	8,341	5,449	2,892	53%	45,781	12,617	33,164	263%
	253,545	172,137	81,408	47%	701,081	485,747	215,334	44%
Income (loss) from continuing operations before income taxes and other items	(22,859)	772	(23,631)	n/a	18,200	17,784	416	2%
Income (loss) from unconsolidated entities	(8,788)	(15,810)	7,022	44%	(39,239)	(23,514)	(15,725)	(67)%
Gain (loss) on real estate dispositions, net	1,146	(615)	1,761	286%	2,623	4,552	(1,929)	(42)%
Income from continuing operations	(30,501)	(15,653)	(14,848)	(95)%	(18,416)	(1,178)	(17,238)	n/a
Net income (loss)	(30,501)	(15,653)	(14,848)	(95)%	(18,416)	(1,178)	(17,238)	n/a
Less: Net income (loss) attributable to noncontrolling interests	(4,896)	(2,178)	(2,718)	(125)%	(13,128)	367	(13,495)	n/a
Net income (loss) attributable to common stockholders	$(25,605)	$(13,475)	$(12,130)	(90)%	$(5,288)	$(1,545)	$(3,743)	(242)%

(1) See Non-GAAP Financial Measures below.
Resident fees and services and property operating expenses increased for the three and nine month periods ended September 30, 2022 compared to the same periods in the prior year primarily due to acquisitions, including the acquisition of the Holiday Retirement portfolio on July 30, 2021 for a total purchase price of $1.6 billion. The increases were partially offset by property dispositions.
Our Seniors Housing Operating revenues are dependent on occupancy, which has steadily increased in recent months. As of September 30, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2021	72.7%	73.0%	74.9%	76.3%
2022	76.3%	77.1%	78.0%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in conjunction with the lease termination, during the nine months ended September 30, 2022 we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income, from the derecognition of the right of use asset and related lease liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Property-level operating expenses associated with the COVID-19 pandemic related to our Seniors Housing Operating portfolio totaled $8,134,000 and $28,152,000 for the three and nine ended September 30, 2022, respectively, as compared to $8,842,000 and $53,767,000 during the three and nine months ended September 30, 2021, respectively. These expenses were incurred as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment and supplies. We expect total Seniors Housing Operating expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.
In 2021 and 2022, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. We recognized $5,573,000 and $33,137,000 during the three and nine months ended September 30, 2022, respectively, as compared to $10,965,000 and $78,670,000 during the three and nine ended September 30, 2021, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income.
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
During the nine months ended September 30, 2022, we completed four conversions representing $182,421,000 or $444,929 per unit. The following is a summary of our Seniors Housing Operating construction projects, excluding expansions, pending as of September 30, 2022 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MSA	Units/Beds	Commitment	Balance	Est. Completion(2)
Greater London	82	$38,969	$19,613	4Q22
Dallas	193	38,054	30,822	4Q22 - 1Q23
Cleveland	119	14,462	13,527	4Q22
Birmingham, UK	66	13,361	12,683	4Q22
Leicester	60	12,470	11,122	4Q22
New York	72	42,669	27,762	1Q23
Austin	196	39,500	23,911	1Q23 - 2Q23
Austin	188	36,215	27,421	1Q23 - 2Q23
Dallas	57	17,219	8,616	1Q23 - 2Q23
Coventry	76	17,049	12,055	1Q23
Pittsburgh	116	14,684	14,115	1Q23
Meadville, PA	128	13,861	13,861	1Q23
Charlotte	328	91,836	58,550	2Q23 - 3Q23
Barnstable Town, MA	120	31,454	31,454	2Q23
Hartford	128	22,146	22,146	2Q23
Hartford	122	20,747	20,747	2Q23
Boston	167	82,446	28,488	3Q23
Phoenix	199	54,754	11,190	3Q23 - 4Q23
Phoenix	204	53,400	16,903	3Q23 - 4Q23
Tampa	206	52,493	7,664	4Q23 - 1Q24
Houston	130	32,075	6,737	4Q23 - 1Q24
Kansas City	134	21,074	21,074	4Q23
Cincinnati	122	18,206	4,366	4Q23
Naples, FL	188	56,910	9,244	1Q24 - 2Q24
Dallas	52	16,531	3,435	1Q24 - 2Q24
Washington D.C.	302	173,548	63,706	2Q24
Boston	160	148,590	60,701	2Q24
Washington D.C.	124	126,200	38,223	2Q24
Killeen, TX	245	66,265	7,994	3Q24 - 4Q24
	4,284	$1,367,188	628,130
Austin(1)			5,033
Austin(1)			3,720
Baltimore(1)			9,865
Boise(1)			35,139
Boise(1)			13,000
Boise(1)			5,783
Boston(1)			9,944
Columbus(1)			15,306
Dallas(1)			3,670
Kansas City(1)			13,963
Raleigh(1)			3,684
Toronto(1)			48,440
			$795,677

(1) Final units/beds, commitment amount and expected conversion date not yet known.
(2) Estimated completion ranges relate to projects to be delivered in phases.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$1,677,092	3.34%	$1,645,290	2.83%	$1,599,522	2.81%	$1,706,189	3.05%
Debt transferred	—	—%	—	—%	32,478	4.79%	—	—%
Debt issued	79,461	4.75%	2,693	3.75%	89,804	4.57%	2,693	3.75%
Debt assumed	—	—%	—	—%	221,159	4.32%	—	—%
Debt extinguished	(64,850)	4.67%	—	—%	(220,413)	4.35%	(66,593)	6.01%
Principal payments	(11,244)	3.38%	(13,172)	2.93%	(35,757)	3.11%	(37,418)	3.00%
Foreign currency	(65,242)	3.36%	(22,415)	2.75%	(71,576)	3.17%	7,525	2.85%
Ending balance	$1,615,217	3.87%	$1,612,396	2.83%	$1,615,217	3.87%	$1,612,396	2.83%

Monthly averages	$1,653,740	3.69%	$1,622,685	2.82%	$1,621,876	3.16%	$1,660,377	2.90%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income from unconsolidated entities recognized during the nine months ended September 30, 2021 includes a gain recognized from the sale of a home health business owned by one of our unconsolidated entities. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The fluctuation during the three and nine month periods relates primarily to our partners' share of reserves for previously recognized straight-line receivables.
Triple-net
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$	%	September 30, 2022	September 30, 2021	$	%
SSNOI (1)	$149,479	$146,122	$3,357	2.3%	$426,233	$408,770	$17,463	4.3%
(1) For the QTD and YTD Pools, amounts relate to 562 and 532 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2022	2021	$	%	2022	2021	$	%
Revenues:
Rental income	$191,443	$200,641	$(9,198)	(5)%	$584,626	$557,829	$26,797	5%
Interest income	35,556	38,257	(2,701)	(7)%	108,454	86,040	22,414	26%
Other income	1,820	1,087	733	67%	5,262	3,539	1,723	49%
Total revenues	228,819	239,985	(11,166)	(5)%	698,342	647,408	50,934	8%
Property operating expenses	11,495	11,664	(169)	(1)%	34,197	37,132	(2,935)	(8)%
NOI (1)	217,324	228,321	(10,997)	(5)%	664,145	610,276	53,869	9%
Other expenses:
Depreciation and amortization	57,338	54,226	3,112	6%	160,403	165,299	(4,896)	(3)%
Interest expense	196	1,548	(1,352)	(87)%	830	5,134	(4,304)	(84)%
Loss (gain) on derivatives and financial instruments, net	6,905	(8,078)	14,983	185%	8,076	(6,503)	14,579	224%
Provision for loan losses, net	290	(323)	613	190%	(951)	10,549	(11,500)	(109)%
Impairment of assets	3,595	1,490	2,105	141%	3,595	24,222	(20,627)	(85)%
Other expenses	820	(4,248)	5,068	119%	12,327	4,845	7,482	154%
	69,144	44,615	24,529	55%	184,280	203,546	(19,266)	(9)%
Income (loss) from continuing operations before income taxes and other items	148,180	183,706	(35,526)	(19)%	479,865	406,730	73,135	18%
Income (loss) from unconsolidated entities	3,167	5,038	(1,871)	(37)%	24,584	14,822	9,762	66%
Gain (loss) on real estate dispositions, net	674	81,712	(81,038)	(99)%	18,994	126,463	(107,469)	(85)%
Income from continuing operations	152,021	270,456	(118,435)	(44)%	523,443	548,015	(24,572)	(4)%
Net income	152,021	270,456	(118,435)	(44)%	523,443	548,015	(24,572)	(4)%
Less: Net income (loss) attributable to noncontrolling interests	7,675	11,917	(4,242)	(36)%	21,981	26,722	(4,741)	(18)%
Net income attributable to common stockholders	$144,346	$258,539	$(114,193)	(44)%	$501,462	$521,293	$(19,831)	(4)%

(1) See Non-GAAP Financial Measures below.
Rental income has decreased primarily due to property dispositions during 2021 and 2022, including 51 properties during the year ended December 31, 2021 with a book amount of $486,369,000 and ten properties during the nine months ended September 30, 2022 with a book amount of $89,827,000. Additionally, during the nine months ended September 30, 2021, we recorded reserves of previously recognized straight-line receivables of $49,241,000.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended September 30, 2022, we had 12 leases with rental rate increases ranging from 2.50% to 9.12% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic to our Seniors Housing Operating properties. Long-term/post-acute facilities have generally experienced a higher degree of occupancy declines which in some cases impacted the ability of our Triple-net operators to make contractual rent payments to us. However, many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and the Provider Relief Fund.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
The increase to interest income during the nine months ended September 30, 2022 is primarily driven by interest recognized on senior loan financings of £540,000,000 made to affiliates of Safanad as part of the recapitalization of its investment in HC-One Group during the second quarter 2021. Additionally during the nine months ended September 30, 2021, we recognized a provision for loan losses under the current expected credit losses accounting standard, primarily related to the initial recognition of that loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the nine months ended September 30, 2022, we recorded impairment charges of $3,595,000 related to two held for use properties. During the nine months ended September 30, 2021, we recorded impairment charges of $24,222,000 related to four held for sale properties and two held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
During the nine months ended September 30, 2022, there were no Triple-net construction projects completed; however, four projects transitioned out of the Triple-net segment and into the Seniors Housing Operating segment. Additionally, one project transitioned from consolidated to unconsolidated. The following is a summary of our consolidated Triple-net construction projects, excluding expansions, pending as of September 30, 2022 (dollars in thousands):

MSA	Units/Beds	Commitment	Balance	Est. Completion
Raleigh	191	$154,142	$105,769	2Q23

During the nine months ended September 30, 2022, loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the Safanad/HC-One transaction that closed in the second quarter of 2021. In addition, the mark-to-market adjustment on our Genesis Healthcare available-for-sale investment is reflected in all periods.
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

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$39,622	4.39%	$122,566	4.91%	$72,536	4.57%	$123,652	4.91%
Debt transferred	—	—%	—	—%	(32,478)	4.79%	—	—%
Principal payments	(219)	4.37%	(1,241)	5.16%	(655)	4.37%	(3,708)	5.16%
Foreign currency	—	—%	(1,034)	5.43%	—	—%	347	5.43%
Ending balance	$39,403	4.39%	$120,291	4.91%	$39,403	4.39%	$120,291	4.91%

Monthly averages	$39,475	4.39%	$121,051	4.91%	$39,694	4.39%	$122,582	4.91%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The increase in income from unconsolidated entities during the nine months ended September 30, 2022 is primarily related to the write off of straight-line rent payable balances on an unconsolidated joint venture that was restructured. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$	%	September 30, 2022	September 30, 2021	$	%
SSNOI (1)	$106,604	$105,206	$1,398	1.3%	$305,253	$299,522	$5,731	1.9%
(1) For the QTD and YTD Pools, amounts relate to 354 and 350 same store properties, respectively. Please see Non-GAAP Financial Measures for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2022	2021	$	%	2022	2021	$	%
Revenues:
Rental income	$170,540	$157,343	$13,197	8%	$495,158	$457,721	$37,437	8%
Interest income	80	472	(392)	(83)%	216	8,741	(8,525)	(98)%
Other income	1,558	1,688	(130)	(8)%	6,449	8,336	(1,887)	(23)%
Total revenues	172,178	159,503	12,675	8%	501,823	474,798	27,025	6%
Property operating expenses	52,921	48,072	4,849	10%	153,484	140,430	13,054	9%
NOI (1)	119,257	111,431	7,826	7%	348,339	334,368	13,971	4%
Other expenses:
Depreciation and amortization	60,377	56,352	4,025	7%	177,724	166,969	10,755	6%
Interest expense	4,343	4,811	(468)	(10)%	13,441	12,733	708	6%
Loss (gain) on extinguishment of debt, net	2	(5)	7	140%	9	(5)	14	280%
Provision for loan losses, net	2	(100)	102	102%	(5)	(3,462)	3,457	100%
Impairment of assets	761	—	761	n/a	761	2,211	(1,450)	(66)%
Other expenses	366	640	(274)	(43)%	1,362	2,450	(1,088)	(44)%
	65,851	61,698	4,153	7%	193,292	180,896	12,396	7%
Income (loss) from continuing operations before income taxes and other items	53,406	49,733	3,673	7%	155,047	153,472	1,575	1%
Income (loss) from unconsolidated entities	(1,077)	(5,060)	3,983	79%	(1,985)	(2,067)	82	4%
Gain (loss) on real estate dispositions, net	(606)	38,857	(39,463)	(102)%	(1,001)	92,687	(93,688)	(101)%
Income from continuing operations	51,723	83,530	(31,807)	(38)%	152,061	244,092	(92,031)	(38)%
Net income (loss)	51,723	83,530	(31,807)	(38)%	152,061	244,092	(92,031)	(38)%
Less: Net income (loss) attributable to noncontrolling interests	1,636	934	702	75%	5,276	3,733	1,543	41%
Net income (loss) attributable to common stockholders	$50,087	$82,596	$(32,509)	(39)%	$146,785	$240,359	$(93,574)	(39)%

(1) See Non-GAAP Financial Measures.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2021 and the year to date in 2022. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended September 30, 2022, our consolidated outpatient medical portfolio signed 128,773 square feet of new leases and 350,715 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $40.08 per square foot and tenant improvement and lease commission costs of $25.27 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 5.5%.
The decrease in interest income for the nine months ended September 30, 2022 is due primarily to a $178,207,000 first mortgage loan initiated in August 2020, which was subsequently repaid in full in June of 2021, resulting in the reversal of the previously established allowance for credit losses.
The fluctuations in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2021 and year to date in 2022. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. During the nine months ended September 30, 2022, we recognized an impairment charge of $761,000 related to one held for use property. During the nine months ended September 30, 2021, we recognized an impairment charge of $2,211,000 related to one held for sale property. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.
During the nine months ended September 30, 2022, there were no Outpatient Medical construction projects completed. The following is a summary of the consolidated Outpatient Medical construction projects, excluding expansions, pending as of September 30, 2022 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MSA	Square Feet	Commitment	Balance	Est. Completion
Tyler, TX	85,214	$35,369	$28,201	4Q22
Houston	36,500	18,031	14,763	4Q22
Houston	16,835	9,935	2,950	1Q23
Beaumont-Port Arthur, TX	35,831	11,822	2,952	2Q23
Houston	16,830	9,077	1,594	2Q23
	191,210	$84,234	50,460
Charlotte, NC(1)			32,702
			$83,162
(1) Final square feet, commitment amount and expected conversion date not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our outpatient medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$483,912	3.68%	$543,272	3.52%	$530,254	3.49%	$548,229	3.55%
Debt extinguished	(14,898)	4.48%	(3,551)	6.25%	(55,839)	4.01%	(3,551)	6.25%
Principal payments	(2,312)	4.51%	(2,627)	4.42%	(7,713)	4.42%	(7,584)	4.45%
Ending balance	$466,702	4.02%	$537,094	3.50%	$466,702	4.02%	$537,094	3.50%

Monthly averages	$477,388	4.04%	$539,158	3.51%	$503,915	3.72%	$543,293	3.53%
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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2022	2021	$	%	2022	2021	$	%
Revenues:
Other income	$247	$790	$(543)	(69)%	$1,497	$2,175	$(678)	(31)%
Total revenues	247	790	(543)	(69)%	1,497	2,175	(678)	(31)%
Property operating expenses	5,850	3,054	2,796	92%	11,110	6,882	4,228	61%
NOI (1)	(5,603)	(2,264)	(3,339)	(147)%	(9,613)	(4,707)	(4,906)	(104)%
Expenses:
Interest expense	126,121	106,803	19,318	18%	350,704	318,807	31,897	10%
General and administrative expenses	34,811	32,256	2,555	8%	109,071	93,618	15,453	17%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	199	52,506	(52,307)	(100)%
Other expenses	5,954	1,734	4,220	243%	17,246	6,344	10,902	172%
	166,886	140,793	26,093	19%	477,220	471,275	5,945	1%
Loss from continuing operations before income taxes and other items	(172,489)	(143,057)	(29,432)	(21)%	(486,833)	(475,982)	(10,851)	(2)%
Income tax benefit (expense)	(3,257)	(4,940)	1,683	34%	(11,335)	(6,662)	(4,673)	(70)%
Loss from continuing operations	(175,896)	(147,997)	(27,899)	(19)%	(498,168)	(482,644)	(15,524)	(3)%
Net loss attributable to common stockholders	$(175,896)	$(147,997)	$(27,899)	(19)%	$(498,168)	$(482,644)	$(15,524)	(3)%

(1) See Non-GAAP Financial Measures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,	September 30,			September 30,	September 30,
	2022	2021	$	%	2022	2021	$	%
Senior unsecured notes	$112,379	$100,156	$12,223	12%	$320,048	$300,292	$19,756	7%
Unsecured credit facility and commercial paper program	8,831	1,799	7,032	391%	15,698	4,736	10,962	231%
Loan expense	4,911	4,848	63	1%	14,958	13,779	1,179	9%
Totals	$126,121	$106,803	$19,318	18%	$350,704	$318,807	$31,897	10%
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
General and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2022 and 2021 were 2.51% and 2.73%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs. The fluctuation in the provision for income taxes is primarily related to a revaluation of deferred taxes due to a change in the U.K. tax rate and an adjustment to a deferred tax liability due to the recognition of an impairment charge.
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2022	2022	2022	2021	2021	2021	2021
Net income (loss) attributable to common stockholders	$(6,767)	$89,785	$61,925	$58,672	$179,663	$26,257	$71,546
Depreciation and amortization	353,699	310,295	304,088	284,501	267,754	240,885	244,426
Impairment of assets	4,356	—	—	2,357	1,490	23,692	23,568
Loss (gain) on real estate dispositions, net	(1,064)	3,532	(22,934)	(11,673)	(119,954)	(44,668)	(59,080)
Noncontrolling interests	(14,614)	(13,173)	(14,753)	(13,988)	(11,095)	(16,591)	(12,516)
Unconsolidated entities	27,253	19,150	19,309	19,107	27,881	19,265	19,223
FFO	$362,863	$409,589	$347,635	$338,976	$345,739	$248,840	$287,167

Average diluted shares outstanding
For net income (loss) purposes	463,366	457,082	449,802	438,719	429,983	419,305	419,079
For FFO purposes	466,950	457,082	449,802	438,719	429,983	419,305	419,079

Per diluted share data:
Net income attributable to common stockholders(1)	$(0.01)	$0.20	$0.14	$0.13	$0.42	$0.06	$0.17
FFO	$0.78	$0.90	$0.77	$0.77	$0.80	$0.59	$0.69

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

	Nine Months Ended
	September 30,	September 30,
FFO Reconciliations:	2022	2021
Net income attributable to common stockholders	$144,942	$277,466
Depreciation and amortization	968,082	753,065
Impairment of assets	4,356	48,750
Loss (gain) on real estate dispositions, net	(20,466)	(223,702)
Noncontrolling interests	(42,540)	(40,202)
Unconsolidated entities	65,712	66,369
FFO	$1,120,086	$881,746

Average diluted common shares outstanding:	457,999	422,835

Per diluted share data:
Net income attributable to common stockholders(1)	$0.32	$0.65
FFO	$2.45	$2.09

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollar amounts are in thousands.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2022	2022	2022	2021	2021	2021	2021
Net income (loss)	$(2,653)	$95,672	$65,751	$66,194	$190,336	$45,757	$72,192
Loss (gain) on real estate dispositions, net	(1,064)	3,532	(22,934)	(11,673)	(119,954)	(44,668)	(59,080)
Loss (income) from unconsolidated entities	6,698	7,058	2,884	12,174	15,832	7,976	(13,049)
Income tax expense (benefit)	3,257	3,065	5,013	2,051	4,940	(2,221)	3,943
Other expenses	15,481	35,166	26,069	15,483	3,575	11,687	10,994
Impairment of assets	4,356	—	—	2,357	1,490	23,692	23,568
Provision for loan losses, net	490	165	(804)	(39)	(271)	6,197	1,383
Loss (gain) on extinguishment of debt, net	2	603	(12)	(1,090)	(5)	55,612	(4,643)
Loss (gain) on derivatives and financial instruments, net	6,905	(1,407)	2,578	(830)	(8,078)	(359)	1,934
General and administrative expenses	34,811	36,554	37,706	33,109	32,256	31,436	29,926
Depreciation and amortization	353,699	310,295	304,088	284,501	267,754	240,885	244,426
Interest expense	139,682	127,750	121,696	121,848	122,522	122,341	123,142
Consolidated net operating income (NOI)	$561,664	$618,453	$542,035	$524,085	$510,397	$498,335	$434,736

NOI by segment:
Seniors Housing Operating	$230,686	$281,911	$206,684	$180,375	$172,909	$160,188	$170,434
Triple-net	217,324	222,869	223,952	230,846	228,321	226,314	155,641
Outpatient Medical	119,257	115,674	113,408	113,982	111,431	113,577	109,360
Non-segment/corporate	(5,603)	(2,001)	(2,009)	(1,118)	(2,264)	(1,744)	(699)
Total NOI	$561,664	$618,453	$542,035	$524,085	$510,397	$498,335	$434,736

	Nine Months Ended
	September 30, 2022	September 30, 2021
NOI Reconciliations:
Net income (loss)	$158,770	$308,285
Loss (gain) on real estate dispositions, net	(20,466)	(223,702)
Loss (income) from unconsolidated entities	16,640	10,759
Income tax expense (benefit)	11,335	6,662
Other expenses	76,716	26,256
Impairment of assets	4,356	48,750
Provision for loan losses, net	(149)	7,309
Loss (gain) on extinguishment of debt, net	593	50,964
Loss (gain) on derivatives and financial instruments, net	8,076	(6,503)
General and administrative expenses	109,071	93,618
Depreciation and amortization	968,082	753,065
Interest expense	389,128	368,005
Consolidated net operating income (NOI)	$1,722,152	$1,443,468

NOI by segment:
Seniors Housing Operating	$719,281	$503,531
Triple-net	664,145	610,276
Outpatient Medical	348,339	334,368
Non-segment/corporate	(9,613)	(4,707)
Total NOI	$1,722,152	$1,443,468

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	843	569	322	1,734	843	569	322	1,734
Unconsolidated properties	96	39	79	214	96	39	79	214
Total properties	939	608	401	1,948	939	608	401	1,948
Recent acquisitions/development conversions(1)	(200)	(15)	(29)	(244)	(234)	(30)	(33)	(297)
Under development	(48)	—	(7)	(55)	(48)	—	(7)	(55)
Under redevelopment(2)	(4)	(3)	(3)	(10)	(5)	(2)	(3)	(10)
Current held for sale	(2)	(11)	(1)	(14)	(2)	(11)	(1)	(14)
Land parcels, loans and subleases	(16)	(10)	(7)	(33)	(16)	(10)	(7)	(33)
Transitions(3)	(111)	(4)	—	(115)	(112)	(20)	—	(132)
Other(4)	(4)	(3)	—	(7)	(4)	(3)	—	(7)
Same store properties	554	562	354	1,470	518	532	350	1,400

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

	QTD Pool		YTD Pool
	Three Months Ended		Nine Months Ended
SSNOI Reconciliations:	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Seniors Housing Operating:
Consolidated NOI	$230,686	$172,909	$719,281	$503,531
NOI attributable to unconsolidated investments	14,536	10,548	35,912	33,757
NOI attributable to noncontrolling interests	(15,025)	(15,602)	(106,169)	(53,622)
NOI attributable to non-same store properties	(77,767)	(34,175)	(197,296)	(76,152)
Non-cash NOI attributable to same store properties	(171)	(135)	(551)	11,515
Currency and ownership adjustments (1)	1,435	(401)	1,447	(2,329)
SSNOI at Welltower Share	153,694	133,144	452,624	416,700

Triple-net:
Consolidated NOI	217,324	228,321	664,145	610,276
NOI attributable to unconsolidated investments	8,058	4,891	20,569	14,666
NOI attributable to noncontrolling interests	(10,231)	(13,204)	(31,544)	(35,292)
NOI attributable to non-same store properties	(50,612)	(63,553)	(188,440)	(153,850)
Non-cash NOI attributable to same store properties	(17,581)	(12,652)	(43,562)	(32,873)
Currency and ownership adjustments (1)	2,521	2,319	5,065	5,843
SSNOI at Welltower Share	149,479	146,122	426,233	408,770

Outpatient Medical:
Consolidated NOI	119,257	111,431	348,339	334,368
NOI attributable to unconsolidated investments	4,780	4,604	14,521	14,316
NOI attributable to noncontrolling interests	(5,731)	(4,828)	(16,513)	(13,749)
NOI attributable to non-same store properties	(8,473)	(4,228)	(34,587)	(27,345)
Non-cash NOI attributable to same store properties	(3,421)	(2,626)	(6,601)	(7,396)
Currency and ownership adjustments (1)	192	853	94	(672)
SSNOI at Welltower Share	106,604	105,206	305,253	299,522

SSNOI at Welltower Share:
Seniors Housing Operating	153,694	133,144	452,624	416,700
Triple-net	149,479	146,122	426,233	408,770
Outpatient Medical	106,604	105,206	305,253	299,522
Total	$409,777	$384,472	$1,184,110	$1,124,992

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

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2022		2022		2022		2021		2021		2021		2021
Net income (loss)	$(2,653)		$95,672		$65,751		$66,194		$190,336		$45,757		$72,192
Interest expense	139,682		127,750		121,696		121,848		122,522		122,341		123,142
Income tax expense (benefit)	3,257		3,065		5,013		2,051		4,940		(2,221)		3,943
Depreciation and amortization	353,699		310,295		304,088		284,501		267,754		240,885		244,426
EBITDA	$493,985		$536,782		$496,548		$474,594		$585,552		$406,762		$443,703

Interest Coverage Ratio:
Interest expense	$139,682		$127,750		$121,696		$121,848		$122,522		$122,341		$123,142
Non-cash interest expense	(2,882)		(6,606)		(4,109)		(5,082)		(5,461)		(3,972)		(2,991)
Capitalized interest	8,863		6,387		5,479		5,325		4,669		4,862		4,496
Total interest	145,663		127,531		123,066		122,091		121,730		123,231		124,647
EBITDA	$493,985		$536,782		$496,548		$474,594		$585,552		$406,762		$443,703
Interest coverage ratio	3.39	x	4.21	x	4.03	x	3.89	x	4.81	x	3.30	x	3.56	x

Fixed Charge Coverage Ratio:
Total interest	$145,663		$127,531		$123,066		$122,091		$121,730		$123,231		$124,647
Secured debt principal payments	13,775		14,382		15,968		16,877		17,040		15,715		15,955
Total fixed charges	159,438		141,913		139,034		138,968		138,770		138,946		140,602
EBITDA	$493,985		$536,782		$496,548		$474,594		$585,552		$406,762		$443,703
Fixed charge coverage ratio	3.10	x	3.78	x	3.57	x	3.42	x	4.22	x	2.93	x	3.16	x

	Nine Months Ended
	September 30,		September 30,
EBITDA Reconciliations:	2022		2021
Net income (loss)	$158,770		$308,285
Interest expense	389,128		368,005
Income tax expense (benefit)	11,335		6,662
Depreciation and amortization	968,082		753,065
EBITDA	$1,527,315		$1,436,017

Interest Coverage Ratio:
Interest expense	$389,128		$368,005
Non-cash interest expense	(13,597)		(12,424)
Capitalized interest	20,729		14,027
Total interest	396,260		369,608
EBITDA	$1,527,315		$1,436,017
Interest coverage ratio	3.85	x	3.89	x

Fixed Charge Coverage Ratio:
Total interest	$396,260		$369,608
Secured debt principal payments	44,125		48,710
Total fixed charges	440,385		418,318
EBITDA	$1,527,315		$1,436,017
Fixed charge coverage ratio	3.47	x	3.43	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2022		2022		2022		2021		2021		2021		2021
Net income	$224,964		$417,953		$368,038		$374,479		$463,563		$668,205		$781,664
Interest expense	510,976		493,816		488,407		489,853		489,178		491,507		495,523
Income tax expense (benefit)	13,386		15,069		9,783		8,713		6,952		4,015		8,469
Depreciation and amortization	1,252,583		1,166,638		1,097,228		1,037,566		995,798		983,576		1,008,062
EBITDA	2,001,909		2,093,476		1,963,456		1,910,611		1,955,491		2,147,303		2,293,718
Loss (income) from unconsolidated entities	28,814		37,948		38,866		22,933		10,501		650		(8,658)
Stock-based compensation expense (1)	22,525		20,945		19,681		17,812		22,248		24,278		26,811
Loss (gain) on extinguishment of debt, net	(497)		(504)		54,505		49,874		64,760		97,769		42,406
Loss (gain) on real estate dispositions, net	(32,139)		(151,029)		(199,229)		(235,375)		(409,166)		(773,516)		(884,711)
Impairment of assets	6,713		3,847		27,539		51,107		58,067		79,890		131,349
Provision for loan losses, net	(188)		(949)		5,083		7,270		90,394		93,522		88,747
Loss (gain) on derivatives and financial instruments, net	7,246		(7,737)		(6,689)		(7,333)		(5,934)		3,539		5,332
Other expenses (1)	92,076		80,114		56,127		40,860		52,960		60,985		68,939
Lease termination and leasehold interest adjustment (2)	(63,454)		(64,094)		(7,697)		760		(640)		—		—
Casualty losses, net of recoveries (3)	7,802		8,472		5,799		5,786		998		—		—
Other impairment (4)	(620)		(620)		—		49,241		49,241		161,639		163,481
Adjusted EBITDA	$2,070,187		$2,019,869		$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414

Adjusted Interest Coverage Ratio:
Interest expense	$510,976		$493,816		$488,407		$489,853		$489,178		$491,507		$495,523
Capitalized interest	26,054		21,860		20,335		19,352		18,265		17,543		17,222
Non-cash interest expense	(18,679)		(21,258)		(18,624)		(17,506)		(14,163)		(12,675)		(10,617)
Total interest	518,351		494,418		490,118		491,699		493,280		496,375		502,128
Adjusted EBITDA	$2,070,187		$2,019,869		$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414
Adjusted interest coverage ratio	3.99	x	4.09	x	3.99	x	3.89	x	3.83	x	3.82	x	3.84	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$518,351		$494,418		$490,118		$491,699		$493,280		$496,375		$502,128
Secured debt principal payments	61,002		64,267		65,600		65,587		64,832		63,668		63,136
Total fixed charges	579,353		558,685		555,718		557,286		558,112		560,043		565,264
Adjusted EBITDA	$2,070,187		$2,019,869		$1,957,441		$1,913,546		$1,888,920		$1,896,059		$1,927,414
Adjusted fixed charge coverage ratio	3.57	x	3.62	x	3.52	x	3.43	x	3.38	x	3.39	x	3.41	x

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

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2021	2021	2021	2021
Book capitalization:
Unsecured credit facility and commercial paper	$654,715	$354,000	$299,968	$324,935	$290,996	$—	$—
Long-term debt obligations (1)	14,555,643	14,790,432	14,352,529	13,917,702	13,488,656	13,572,816	14,618,713
Cash and cash equivalents and restricted cash	(425,184)	(442,251)	(367,043)	(346,755)	(362,645)	(808,705)	(2,558,822)
Total net debt	14,785,174	14,702,181	14,285,454	13,895,882	13,417,007	12,764,111	12,059,891
Total equity and noncontrolling interests(2)	20,457,650	19,873,913	19,178,026	18,997,873	18,172,111	17,243,208	17,046,932
Book capitalization	$35,242,824	$34,576,094	$33,463,480	$32,893,755	$31,589,118	$30,007,319	$29,106,823
Net debt to book capitalization ratio	42%	43%	43%	42%	42%	43%	41%

Undepreciated book capitalization:
Total net debt	$14,785,174	$14,702,181	$14,285,454	$13,895,882	$13,417,007	$12,764,111	$12,059,891
Accumulated depreciation and amortization	7,687,077	7,437,779	7,215,622	6,910,114	6,634,061	6,415,676	6,212,432
Total equity and noncontrolling interests(2)	20,457,650	19,873,913	19,178,026	18,997,873	18,172,111	17,243,208	17,046,932
Undepreciated book capitalization	$42,929,901	$42,013,873	$40,679,102	$39,803,869	$38,223,179	$36,422,995	$35,319,255
Net debt to undepreciated book capitalization ratio	34%	35%	35%	35%	35%	35%	34%

Market capitalization:
Common shares outstanding	472,517	463,369	453,948	447,239	435,274	422,562	417,520
Period end share price	$64.32	$82.35	$96.14	$85.77	$82.40	$83.10	$71.63
Common equity market capitalization	$30,392,293	$38,158,437	$43,642,561	$38,359,689	$35,866,578	$35,114,902	$29,906,958
Total net debt	14,785,174	14,702,181	14,285,454	13,895,882	13,417,007	12,764,111	12,059,891
Noncontrolling interests(2)	1,288,343	1,317,733	1,282,450	1,361,872	1,308,908	1,322,762	1,248,054
Market capitalization	$46,465,810	$54,178,351	$59,210,465	$53,617,443	$50,592,493	$49,201,775	$43,214,903
Net debt to market capitalization ratio	32%	27%	24%	26%	27%	26%	28%

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

	September 30, 2022		December 31, 2021
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$10,737,220	$(532,456)	$11,002,297	$(1,059,031)
Secured debt	1,465,934	(35,322)	1,490,708	(44,222)
Totals	$12,203,154	$(567,778)	$12,493,005	$(1,103,253)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At September 30, 2022, we had $3,052,179,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $30,522,000. At December 31, 2021, we had $1,742,268,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $17,423,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2022, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $7,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2022		December 31, 2021
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$400,356	$12,683	$32,280	$19,740
Debt designated as hedges	1,350,862	13,509	1,613,164	16,132
Totals	$1,751,218	$26,192	$1,645,444	$35,872
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
During the quarter ended September 30, 2022, we implemented new enterprise resource planning and corporate performance management systems. These implementations resulted in considerable changes to our processes and control environment, including modifications to existing applications, interfaces and reports. The new systems were used during the third quarter of 2022, and the new and modified processes and controls implemented were used to prepare our consolidated financial statements for the periods ended September 30, 2022 included in this report. We will continue to monitor our internal control over financial reporting under the new systems, including evaluating the operating effectiveness of related key controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the third quarter ended September 30, 2022 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2022 through July 31, 2022	—	$—	—	$—
August 1, 2022 through August 31, 2022	831	89.09	—	—
September 1, 2022 through September 30, 2022	161	72.74	—	—
Totals	992	$86.44	—	$—
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	November 7, 2022	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2022	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)