Form 10-K
period 2022-12-31
WELLTOWER INC.
filed 2023-02-21
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☑
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of such shares on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was $38,131,759,000.
As of February 16, 2023, the registrant had 490,643,990 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 24, 2023, are incorporated by reference into Part III.

WELLTOWER INC. AND SUBSIDIARIES
2022 FORM 10-K ANNUAL REPORT

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
Welltower Inc. is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.751% as of December 31, 2022. Welltower Inc. issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP, and Welltower Inc. has fully and unconditionally guaranteed all existing and future senior unsecured notes.
Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to “we,” “us,” “our” or the “company” mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP.
Portfolio of Properties
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2022.
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
Our Seniors Housing Operating segment accounted for 72%, 68% and 67% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had relationships with 43 operators to manage our Seniors Housing Operating properties. In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract. We rely on our partners to effectively and efficiently manage these properties. For the year ended December 31, 2022, our relationship with Sunrise Senior Living accounted for approximately 20% of our Seniors Housing Operating segment revenues and 14% of our total revenues. Additionally Revera accounted for approximately 8% of our Seniors Housing Operating segment revenues and 6% our total revenues. Revera owns a controlling interest in Sunrise Senior Living.
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
Our Triple-net segment accounted for 16%, 19% and 17% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, our revenues related to our relationship with ProMedica Health System ("ProMedica") accounted for approximately 26% of our Triple-net segment revenues and 4% of total revenues. In December 2022, ProMedica relinquished to Welltower its 15% interest in 147 skilled nursing facilities previously owned by the Welltower/ProMedica joint venture in exchange for a lease modification, which relieved ProMedica from its lease obligation on the 147 skilled nursing properties and amended the lease on the remaining 58 assisted living and memory care properties that continue to be held by the Welltower/ProMedica joint venture. The 58 assisted living and memory care assets continue to be operated by ProMedica and backed by the existing guaranty. Concurrently, Welltower and Integra Healthcare Properties ("Integra") entered into master leases for the skilled nursing portfolio. Approximately 15 regional operators will enter into subleases with Integra to operate the properties. Also in December 2022 and January 2023, we sold to Integra a 15% ownership interest in 85 of those skilled nursing facilities and Integra is expected to buy into the remaining 62 assets throughout 2023.
For the year ended December 31, 2022, our revenues related to our relationship with Genesis Healthcare ("Genesis") accounted for approximately 2% of our Triple-net segment revenues and less than 1% of our total revenues. During 2020, Genesis indicated substantial doubt as to their ability to continue as a going concern. As a result, effective July 1, 2020, we recognized reserves for all existing straight-line rent receivable balances of $91,025,000 as a reduction to rental income and now recognize rental income from Genesis on a cash basis. Additionally, in March 2021, we entered into definitive agreements to substantially exit our operating relationship with Genesis. As of December 31, 2022, our relationship with Genesis was comprised of one property owned 100% by us and leased to Genesis, a loan balance net of allowance for credit losses of $168,949,000, approximately 9.5 million shares of GEN Series A common stock and a 25% ownership stake in an unconsolidated joint venture that includes two master leases for 28 properties operated by Genesis.
Outpatient Medical
Outpatient Medical Buildings  Demand for outpatient medical services is growing as more procedures are performed safely and efficiently outside the hospital setting. State-of-the-art outpatient centers are needed in accessible, consumer-friendly locations. Our portfolio of outpatient medical buildings is an integral part of creating health care provider connectivity in local markets and generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Approximately 87% of our outpatient medical building portfolio is affiliated with health systems (buildings directly on or adjacent to hospital campuses or with tenants that are satellite locations for the health system and its physicians). We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management. Our Outpatient Medical segment accounted for 12%, 13% and 16% of total revenues for each of the years ended December 31, 2022, 2021 and 2020, respectively. No single tenant exceeds 20% of segment revenues.
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

At December 31, 2022, approximately 96% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. We believe this bundling feature benefits us because the tenant cannot limit the purchase or renewal to better performing properties and terminate the leasing arrangement with respect to poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts. In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.
Our Outpatient Medical portfolio is primarily self-managed and consists mainly of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2022, 62% of our portfolio included leases with full pass through, 31% with a partial expense reimbursement (modified gross) and 7% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of seven years at December 31, 2022 and are often credit enhanced by security deposits, guarantees and/or letters of credit.
Construction  We provide funds for the construction of properties for tenants primarily as part of long-term operating leases. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. The construction period commences upon initial funding and terminates upon the earlier of the completion of the applicable property or the end of a specified period. During the construction period, we advance funds to the tenants in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a company representative. During the construction period, we generally require an additional credit enhancement in the form of payment and performance bonds and/or completion guarantees. At December 31, 2022, we had outstanding construction investments of $1,021,080,000 and were committed to provide additional funds of approximately $1,883,449,000 to complete construction for consolidated investment properties. We also provide for construction loans which, depending on the terms and conditions, could be treated as loans or investments in unconsolidated entities.
Loans  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees. Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. At December 31, 2022, we had outstanding loans, net of allowances, of $1,180,012,000 with an interest yield of approximately 9.9% per annum. Our yield on loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The loans outstanding at December 31, 2022 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term.
Investments in Unconsolidated Entities Investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies are reported under the equity method of accounting. At December 31, 2022, we had investments in unconsolidated entities of $1,499,790,000. Our investments in unconsolidated entities generally represent interests ranging from 10% to 88% in real estate assets. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.
In Substance Real Estate Additionally, we provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments, accounted for using the equity method, and are presented as investments in unconsolidated entities. We have made loans related to 21 properties with a carrying value of $649,267,000 as of December 31, 2022, which are classified as in substance real estate investments.

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
Borrowing Policies
We utilize a combination of debt and equity to fund investments. Generally, we intend to issue unsecured, fixed-rate public debt with long-term maturities to approximate the maturities on our triple-net leases and investment strategy. For short-term purposes, we may borrow on our primary unsecured credit facility or issue commercial paper. We typically replace these borrowings with long-term capital such as senior unsecured notes or common stock. When terms are deemed favorable, we may invest in properties subject to existing mortgage indebtedness. In addition, we may obtain secured financing for unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis. In certain agreements with our lenders, we are subject to restrictions with respect to secured and unsecured indebtedness.
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
Environmental, Social and Governance
Environmental, Social and Governance ("ESG") Approach We are committed to operating in a responsible, transparent and sustainable manner. Our leadership (through the ESG Steering Committee launched in 2022) and Board of Directors (through the Nominating Corporate/Governance Committee), oversee and advance our ESG initiatives. We recognize that focusing on ESG engagement, integration and impact benefit our stakeholders and are fundamental to our business. Our corporate responsibility and sustainability strategy is focused on adopting leading ESG practices across our business and we were recognized for our leadership in this space over the past year in the following ways:
•Recognized at the Management band level with a CDP score of “B” for taking coordinated action on climate issues;
•Raised MSCI ESG rating from AA to AAA;
•Listed in the FTSE4Good Index since 2012;

•Recognized by the U.S. Environmental Protection Agency (EPA) and U.S. Department of Energy as an ENERGY STAR Partner of the Year for the fourth consecutive year and maintained the level of Sustained Excellence, the EPA’s highest recognition within the ENERGY STAR program;
•Maintained top 30% (3rd decile) ISS Quality Score ranking for each Governance, Environment and Social;
•Named to the Bloomberg Gender-Equality Index for the fourth consecutive year;
•Maintained Prime status under the ISS-ESG Corporate rating for the fourth consecutive year;
•Improved GRESB score and maintained GRESB Green Star status;
•Named by S&P Global in the 2022 edition of The Sustainability Yearbook;
•Recognized by Labrador as a 2022 Transparency Award winner in the real estate industry for our clear and concise disclosure of relevant information to stakeholders in our annual proxy statement, Form 10-K, and investor relations website
•Named to the top 30 percent of Newsweek’s America’s Most Responsible Companies list for the fourth consecutive year; and
•Named to Sustainalytics 2022 Top-Rated ESG Companies list.
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
In December 2019, we issued our inaugural green bond of $500,000,000 of 2.700% senior unsecured notes due 2027 and in March 2022 we issued an additional green bond of $550,000,000 of 3.85% senior unsecured notes due 2032. The net proceeds from the offerings have been, and continue to be, used to fund energy efficiency, water conservation and green building projects. As of September 30, 2022, we have utilized $572,090,000 of proceeds from these issuances on such projects.
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
Social We value and are committed to our employees. We believe that a diverse workplace produces a variety of perspectives, motivates employees and helps us understand and better serve our stakeholders, and the communities in which we do business. As of December 31, 2022, our U.S. employees self-identified as follows:

Ethnicity	Male	Female
Asian	7%	9%
Black or African American	4%	8%
Hispanic or Latino	8%	7%
Native Hawaiian or Other Pacific Islander	—%	1%
Two or More Races	1%	2%
White	80%	73%
	100%	100%

Gender	51%	49%
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
In addition, we have several social initiatives in place that are focused on fostering a more diverse workforce, engaging with our communities and promoting the health and well-being of our employees, tenants and residents. The Welltower Charitable Foundation (the "Foundation") financially supports charitable initiatives related to aging, health care, the environment, education and the arts. Since its inception, the Foundation has provided more than $42 million in cash and in-kind support. We encourage our employees to give back to the community by matching their contributions and donating their time to eligible charitable organizations. Funds are also allocated to each of our ENGs to make charitable contributions in support of their programming efforts. Additionally, the Foundation facilitates presentations for charities to compete in the Give-WELL campaign. This campaign enables our employees to present and vote for charities that will receive donations from the Foundation. During 2022, we sponsored our third annual Day of Giving so our employees could collaborate to make an impact with local charitable organizations through volunteer opportunities. See Human Capital section below for additional information regarding employee initiatives and programs.
Governance Our commitment to diversity starts at the top with a highly knowledgeable, skilled and diverse Board of Directors. As of December 31, 2022, our ten Directors self-identified as follows:

Board Composition
Ethnicity		Gender
Asian	10%	Male	60%
Black or African American	20%	Female	40%
Hispanic or Latino	20%		100%
White	50%
	100%

Nine of our ten Directors are independent and the independent Chair of our Board is held by a Black/African American male. Four of five, or 80%, of our Board committees are chaired by either a Female (2), Hispanic/Latino (1) or Black/African American (1) Director.
Additional information regarding our ESG programs and initiatives is available in our 2021 Environmental, Social and Governance Report (located on our website at www.welltower.com). Information on our website, including our Environmental, Social and Governance Report or sections thereof, is not incorporated by reference into this Annual Report.
Human Capital
Our employees are our greatest asset. As of December 31, 2022, we had 514 employees (491 located in United States, 14 in the United Kingdom, eight in Canada and one in Luxembourg). We are committed to the success of our people and the unique combination of skills and experiences they bring to achieving our mission.
Employee Engagement High employee engagement and satisfaction are critical to attracting and retaining top talent. During 2022, we conducted an employee engagement survey through an independent third party, measuring our progress on important employee issues such as manager relationships, employee empowerment, performance management and resources and support, and identifying opportunities for growth and improvement. The 2022 overall engagement score improved over the 2021 engagement score as a result of managers taking action on the 2021 results.
Employee Development Programs and Performance Management Development through the talent pipeline, recognizing and rewarding performance and providing opportunities for continued growth are the cornerstones of our Human Capital strategy. We offer employees resources, trainings and tools designed to develop future leaders, advance careers and attract and retain talent including but not limited to our robust early career programs, formal mentorship and coaching programs, manager development training, skill development courses and education assistance. During 2022, we continued executive management coaching programs to equip leaders with structured 360 feedback, customized development plans and guidance on company-wide succession planning. For some leaders, we partnered with a virtual coaching platform that scales individual access to expert coaches, training opportunities and enables behavioral change through award-winning artificial intelligence. For our senior vice presidents, we partnered with an independent advisory firm to provide one-on-one coaching, including an extensive 360 feedback process to focus on maximizing their executive leadership potential.
Compensation and Benefits In addition to salary, our compensation and benefits programs include annual short term incentive bonuses, long-term incentive stock awards, retirement plans, an employee stock purchase plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental and caregiver leave, senior wellness leave, employee assistance programs, tuition assistance and health and wellness reimbursement programs, among many others. With the assistance of independent third parties, we annually evaluate and benchmark the competitiveness of our compensation and benefits programs focusing on fair pay practices that reward performance and support the needs of our employees.

Health, Safety and Wellness The success of our business is fundamentally connected to the safety and well-being of our employees, tenants, operators and managers, and their residents and visitors, as the case may be. We provide our employees and their families with access to numerous innovative, flexible and convenient health and wellness programs that support physical, mental and financial well-being. While COVID-19 continued in 2022, our focus remained on providing a safe office environment for our employees while continuing to allow for remote work, hybrid work and flexible work schedules where feasible. With the support of the varying work arrangements and a geographically dispersed workforce, we continued to develop ways to best support our people. We improved our employee experience by growing our internal communication platform (intranet), enhancing connectivity and collaboration. The mobile application created an easily accessible digital home-base where all company communications, including important office announcements, must-read company articles and external media engagements are located. Additional communication tools, including podcasts, town hall meetings, team events (virtually and in person) and dedicated communication channels for ENGs, demonstrate our commitment to ensuring employee alignment and engagement. Although workplace injuries are minimal, our safety committee implemented a workforce injury root cause analysis program to ensure we focus on future incident prevention and improvement.
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
◦Medicare Reimbursement Generally, long-term/post-acute care facilities are reimbursed by Medicare under prospective payment systems, which generally provide reimbursement based upon a predetermined fixed amount per episode of care and are updated by CMS, an agency of the Department of Health and Human Services (“HHS”) annually. There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services. Further, there is risk that Medicare Skilled Nursing Facility ("SNF") payment reforms may impact our tenants and operators. In addition, the HHS Office of Inspector General has released recommendations to address SNF billing practices and Medicare payment rates, which may impact our tenants and operators. In September 2022, HHS announced that additional data about the ownership of all Medicare-certified nursing homes will be released to the public. This information will make it easier for stakeholders (such as state licensing officials, state and federal law enforcement and researchers) and the public to identify common owners of nursing homes across different nursing home locations. The information will also allow for greater accessibility to information regarding facilities' performance and any common ownership links among facilities with poor performance. CMS announced it is increasing scrutiny and oversight over the country's poorest performing nursing facilities by strengthening requirements for completion of the Special Focus Facility Program and increasing enforcement actions against facilities that fail to demonstrate improvement, including denial of payment and potential loss of Medicare certification.
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
•Health Reform Laws  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Laws”) dramatically altered how health care is delivered and reimbursed in the U.S. and any substantial changes may directly impact us or the operators and tenants of our properties. Other health reform measures could be implemented as a result of political, legislative, regulatory and administrative developments and judicial proceedings. On February 28, 2022, President Biden announced reforms to be implemented by CMS to ensure that: (a) every nursing home provides a sufficient number of staff who are adequately trained to provide high-quality care; (b) poorly performing nursing homes are held accountable for improper and unsafe care and immediately improve their services or are cut off from taxpayer dollars; and (c) the public has better information about nursing home conditions so that they can find the best available options. These reforms include minimum staffing requirements, reinforced safeguards against unnecessary medications, more funding for inspection activities, increased scrutiny on poor performers and expanded financial penalties and other sanctions. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation, executive order, or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.
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
Federal and State Data Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of personal information, including individually identifiable health information. Violations of these laws may result in substantial civil and/or criminal fines and penalties. The costs to a business such as ours or to an operator of a health care property associated with developing and maintaining programs and systems to comply with data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines, can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Finally, data privacy and security laws and regulations continue to develop, including with regard to HIPAA and U.S. state privacy laws. The California Consumer Privacy Act has been amended by the California Privacy Rights Act. These updates and the Virginia Consumer Data Protection Act went into effect January 1, 2023. Similar comprehensive privacy laws from Colorado, Connecticut and Utah will go into effect in 2023. As we use data to better inform our investments and the efficacy of care in our communities, these developments may add potential uncertainty and costs towards compliance obligations, business operations or transactions that depend on data. These new privacy laws may create restrictions or requirements in our, our operators' and other business partners' use, sharing and securing of data. New privacy and security laws could require substantial investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations, and potentially create new privacy related legal risks.
United Kingdom
In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations. This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, amongst other things, that all persons carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws currently take the form of the U.K.’s Data Protection Act 2018 and the U.K. General Data Protection Regulation (collectively “U.K. DP Laws”). U.K. DP Laws impose a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater. Further, to the extent that an entity established in the U.K. or any other jurisdiction offers goods or services to individuals in the European Economic Area, that entity may also be subject to the E.U. General Data Protection Regulation ("E.U. GDPR"). Similarly, the E.U. GDPR imposes obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. Entities incorporated in or carrying on a business in the U.K., as well as individuals residing in the U.K., are also subject to the U.K. Bribery Act 2010. The U.K. has national minimum wage legislation with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years. In addition, the Working Time and Holiday Pay Bill 2019-2021 is currently going through the U.K. Parliament, which makes provision for the expiration of the Working Time Regulations 1998, provides for additional regulations governing working time and makes provisions for holiday pay for employees.
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
Taxation
The following summary of the taxation of the Company and the material U.S. federal income tax consequences to the holders of the equity of the Company and the debt securities of the Company and Welltower OP (defined below) is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of stock or securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding shares of common stock as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and non-U.S. corporations and persons who are not citizens or residents of the United States).

This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or non-U.S. income taxation or other non-U.S. tax consequences. This summary is based on current U.S. federal income tax laws. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary. Before you purchase our securities, you should consult your own tax advisor regarding the particular U.S. federal, state, local, non-U.S. and other tax consequences of acquiring, owning and selling our securities.
General
Prior to the Reorganization on April 1, 2022, whereby the Company’s predecessor, which had been known as Welltower Inc. until that date (“Old Welltower”), became a wholly owned subsidiary of WELL Merger Holdco Sub Inc. in a transaction intending to qualify as a reorganization under section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended (the “Code”). In connection with the Reorganization, Old Welltower changed its name to Welltower OP Inc., WELL Merger Holdco Sub Inc. changed its name to Welltower Inc. and Old Welltower became a “qualified REIT subsidiary” of the Company. Effective on May 24, 2022, Welltower OP Inc. converted from a Delaware corporation into a Delaware limited liability company named Welltower OP LLC (under both names, “Welltower OP”). Prior to the Reorganization, Old Welltower elected to be taxed as a REIT and was organized and operated in a manner intended to qualify as a REIT. As a result of the Reorganization, the Company is treated as a continuation of Old Welltower for U.S. federal income tax purposes and references in this summary to “the Company,” “us,” or “we” include references to Old Welltower unless otherwise specified or clearly required by the context.
We have been organized and operated in a manner intended to qualify as a REIT and we intend to continue to operate in such a manner as to qualify as a REIT, but there can be no assurance that we will qualify or remain qualified as a REIT. Qualification and taxation as a REIT depend upon our ability to meet a variety of qualification tests imposed under U.S. federal income tax law with respect to our income, assets, distributions and share ownership, as discussed below under “Qualification as a REIT.”
In any year in which we qualify as a REIT, in general, we will not be subject to U.S. federal income tax on that portion of our REIT taxable income or capital gain that is distributed to stockholders. We may, however, be subject to tax at normal corporate rates on any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net capital gain, stockholders would be taxed on their proportionate shares of our undistributed net capital gain and would receive a refundable credit for their shares of any taxes paid by us on such gain.
Despite qualifying as a REIT, we may be subject to U.S. federal income and excise tax as follows:
•To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;
•If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be taxed at the highest corporate rate;
•Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property) will be subject to a 100% tax;
•If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;
•If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and
•We will be subject to a 100% tax on certain amounts from certain transactions involving our “taxable REIT subsidiaries” that are not conducted on an arm’s length basis. See “Investments in Taxable REIT Subsidiaries.”

We have acquired assets from “C” corporations in carryover basis transactions and may do so again in the future. A “C” corporation is generally defined as a corporation that is required to pay full corporate level U.S. federal income tax. If we recognize gain on the disposition of such assets during the five-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (e.g., the excess of the fair market value of the asset over the adjusted tax basis of the asset, in each case determined as of the beginning of the five-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the “C” corporation did not make and was not treated as making an election to treat the built-in gain assets as sold to an unrelated party. For our assets that are subject to the built-in gains tax, the potential amount of built-in gains tax will be an additional factor when considering a possible sale of such assets within the five-year period beginning on the date on which the assets were acquired by us. See Note 19 to our consolidated financial statements for additional information regarding the built-in gains tax.
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
Conditions (1) to (4), inclusive, must be met during the entire taxable year and condition (5) must be met during at least 335 days of a taxable year of 12 months or during a proportionate part of a taxable year of less than 12 months. For purposes of condition (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of certain pension funds.
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
We have complied with, and will continue to comply with, tax regulatory rules to send annual letters to certain of our stockholders requesting information regarding the actual ownership of our stock. If, despite sending the annual letters, we do not know, or after exercising reasonable diligence would not have known, whether we failed to meet the Five or Fewer Requirement, we will be treated as having met the Five or Fewer Requirement. If we fail to comply with these tax regulatory rules, we will be subject to a monetary penalty. If our failure to comply were due to intentional disregard of the requirement, the penalty would be increased. However, if our failure to comply were due to reasonable cause and not willful neglect, no penalty would be imposed.
For purposes of the REIT income and asset tests our assets and income will include any asset owned and any income earned directly or indirectly through a disregarded entity, including a “qualified REIT subsidiary,” and a proportionate share of the assets of, and any income earned through, any entity we own that is treated as a partnership for U.S. federal income tax purposes, including Welltower OP. A corporation will qualify as a “qualified REIT subsidiary” if 100% of its stock is owned by a REIT, and the REIT does not elect to treat the subsidiary as a taxable REIT subsidiary.
We will own substantially all of our assets and earn substantially all of our income through Welltower OP and its direct or indirect subsidiaries. Prior to the LLC Conversion, Welltower OP was treated as a “qualified REIT subsidiary,” provided that we continue to qualify as a REIT. After the LLC Conversion, Welltower OP became a disregarded entity for U.S. federal income tax purposes until the admission of additional regarded members, at which time Welltower OP became a regarded entity treated as a partnership for U.S. federal income tax purposes.
Although we intend for any partnership in which we have acquired or will acquire an interest, directly or indirectly (a “Subsidiary Partnership”), to operate in a manner consistent with the requirements for our qualification as a REIT, we will be an indirect limited partner or non-managing member in some of the Subsidiary Partnerships. Though we nonetheless expect that all such Subsidiary Partnerships will be required to operate in a manner consistent with the requirements for our qualification as a REIT, if a Subsidiary Partnership in which we own an interest but do not have control takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a Subsidiary Partnership could take an action which could cause us to fail a gross income or asset test and that we would not become aware of such action in time for us to dispose of our interest in the Subsidiary Partnership or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we were able to qualify for a statutory REIT “savings” provision, which could require us to pay a significant penalty tax to maintain our REIT qualification.
Income Tests  There are two separate percentage tests relating to our sources of gross income that we must satisfy each taxable year:
•At least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) generally must be directly or indirectly derived each taxable year from “rents from real property,” dividends or other distributions on, and gain (other than gain from prohibited transactions) from the sale or other disposition of, REIT shares, mortgages on real property, other income from investments relating to real property or certain income from qualified temporary investments (the “75% gross income test”).
•At least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) generally must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% gross income test and from dividends (including dividends from taxable REIT subsidiaries) and interest (the “95% gross income test”).
Income from hedging and non-U.S. currency transactions is excluded from the 95% and 75% gross income tests if certain requirements are met but otherwise will constitute gross income which does not qualify under the 95% or 75% gross income tests.
Rents received by us will qualify as “rents from real property” for purposes of satisfying the gross income tests for a REIT only if several conditions are met:
•The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.
•Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, directly or constructively owns 10% or more of the tenant, unless the tenant is our taxable REIT subsidiary and certain other requirements are met with respect to the real property being rented.
•If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.”
•For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a taxable REIT subsidiary or an “independent contractor” from whom we derive no income, except that we may directly provide services that are usually or customarily rendered in the geographic area in which the property is located in connection with the rental of real property for occupancy only or are not otherwise considered rendered to the occupant for the occupant’s convenience.
•We may lease “qualified health care properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person that qualifies as an “independent contractor” and that is, or is related to a person that is, actively engaged in the trade or business of operating health care facilities for any person unrelated to us or our taxable REIT subsidiary (such person, an “eligible independent contractor”). If this is the case, the rent that the REIT receives from the taxable REIT subsidiary generally will be treated as “rents from real property.” A “qualified health care property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility that extends medical or nursing or ancillary services to patients and is operated by a provider of such services that is eligible for participation in the Medicare program with respect to such facility.
A REIT is permitted to render a de minimis amount of impermissible services to tenants of a property and still treat amounts received with respect to that property as rent from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a taxable REIT subsidiary subject to certain conditions, which would permit us to still treat rents received with respect to the property as rent from real property.

The term “interest” generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage of receipts or sales or by reason of being based on the income or profits of a debtor which derives substantially all of its income with respect to the property securing such debt from the leasing of substantially all of such property to tenants, to the extent that the rents paid by the tenants would qualify as rents from real property if the Company earned such amounts directly.
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for certain relief provisions provided by the Internal Revenue Code. These relief provisions generally will be available if (1) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income, and (2) the failure to meet such tests was due to reasonable cause and not due to willful neglect. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (1) the gross income attributable to (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test and (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test, multiplied by (2) a fraction intended to reflect our profitability. The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify under the 75% and 95% gross income tests and to exclude items from the measure of gross income for such purposes.
Asset Tests  Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets (including interests in real property, interests in mortgages on real property or on interests in real property, shares in other REITs and debt instruments issued by publicly offered REITs), cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments (the “75% asset test”). Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than another REIT or a taxable REIT subsidiary. Further, no more than 20% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (the “20% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary (the “5% asset test”), another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 20% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value-related tests are not satisfied due to changes in the value of the assets of a REIT.
Certain items are excluded from the 10% value test, including: (1) straight debt securities meeting certain requirements; (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Internal Revenue Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a non-U.S. government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“10% Value Excluded Securities”). If a REIT, or its taxable REIT subsidiary, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not 10% Value Excluded Securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.
A REIT’s interest as a partner in a partnership is not treated as a security for purposes of applying the 10% value test to securities issued by the partnership. Further, any debt instrument issued by a partnership that is not a 10% Value Excluded Security will not be a security for purposes of applying the 10% value test (1) to the extent of the REIT’s interest as a partner in the partnership or (2) if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) would qualify for the 75% gross income test. For purposes of the 10% value test, a REIT’s interest in a partnership’s assets is determined by the REIT’s proportionate interest in any securities issued by the partnership (other than the excluded securities described in the preceding paragraph).
If a REIT or its “qualified business unit” uses a non-U.S. currency as its functional currency, the term “cash” includes such non-U.S. currency, but only to the extent such non-U.S. currency is (i) held for use in the normal course of the activities of the REIT or “qualified business unit” which give rise to items of income or gain that are included in the 95% and 75% gross income tests or are directly related to acquiring or holding assets qualifying under the 75% asset test, and (ii) not held in connection with dealing or engaging in substantial and regular trading in securities.
With respect to corrections of failures as to violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation due to the ownership of assets that do not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the violation. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the Internal Revenue Service that describes the non-qualifying assets.
Investments in Taxable REIT Subsidiaries REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. Unlike a qualified REIT subsidiary, other disregarded entity or partnership, the income and assets of a taxable REIT subsidiary are not attributable to the REIT for purposes of satisfying the income and asset ownership requirements applicable to REIT qualification. We and any taxable corporate entity in which we own an interest, directly or indirectly, are allowed to jointly elect to treat such entity as a “taxable REIT subsidiary.”
Certain of our subsidiaries have elected or will elect taxable REIT subsidiary status. Taxable REIT subsidiaries are subject to full corporate level U.S. federal taxation on their earnings but are permitted to engage in certain types of activities that cannot be performed directly by REITs without jeopardizing the REIT status of their parent REIT. The taxes to which our taxable REIT subsidiaries are subject will reduce the cash available for such taxable REIT subsidiaries to distribute as dividends to us.
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
A taxable REIT subsidiary does not include any corporation that directly or indirectly operates or manages a lodging facility or a health care facility unless such facility is operated on behalf of such subsidiary by a person that is an independent contractor and certain other requirements are met. The failure of a subsidiary of ours to qualify as a taxable REIT subsidiary as a result of operating a lodging facility or a health care facility could have an adverse effect on the Company’s ability to comply with the REIT income and asset tests, and thus could impair the Company’s ability to qualify as a REIT unless the Company could avail itself of certain relief provisions under the Code.
For tax years beginning after December 31, 2022, the Inflation Reduction Act of 2022 (“IRA”) imposes among other things, a 15% Corporate Alternative Minimum Tax (“Corporate AMT”) on certain U.S. corporations with average adjusted financial statement income in excess of $1 billion. Although, by its terms, the Corporate AMT is not applicable to REITs, it is not certain whether or how the Corporate AMT would apply to our TRSs.
In December 2022, Treasury issued Notice 2023-7, indicating its intention to propose regulations and provide other guidance regarding the Corporate AMT and issuing certain interim rules on which taxpayers may rely. Until further regulations and guidance from the IRS and Treasury are released, the impact of the Corporate AMT on our TRSs is uncertain and it is possible that our taxable REIT subsidiaries will be subject to material U.S. federal income taxes under the Corporate AMT.
Investments in REIT Subsidiaries The Company, through Welltower OP, owns and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to the Company. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on the Company’s ability to comply with the REIT income and asset tests, and thus could impair the Company’s ability to qualify as a REIT unless the Company could avail itself of certain relief provisions under the Code.
Annual Distribution Requirements In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Prior to 2014, with respect to all REITs the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”). The preferential dividend rule no longer applies to publicly offered REITs, however, the rule is still applicable to REITs which are not publicly offered, which would include several of our Subsidiary REITs. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements for subsequent years, economic, market, legal, tax or other factors could limit our ability to meet those requirements.

It is also possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute such greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (1) timing differences between (i) cash receipts and cash expenditures and (ii) the inclusion of income and deduction of expenses in arriving at our taxable income, or (2) the payment of expenditures that may not be deductible to us. In the event that timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.
Under certain circumstances, including in the event of a deficiency determined by the Internal Revenue Service, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being disqualified as a REIT and/or taxed on amounts distributed as deficiency dividends; however, we will be required to pay applicable penalties and interest based upon the amount of any deduction taken for deficiency dividend distributions.
Failure to Qualify as a REIT If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us. As a result, we anticipate that our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders. In addition, if we fail to qualify as a REIT, we will not be required to distribute any amounts to our stockholders, and all distributions to stockholders will be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. In such event, corporate stockholders may be eligible for the dividends-received deduction. In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. Non-corporate stockholders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning before January 1, 2026 for purposes of determining their U.S. federal income tax, subject to certain holding period requirements and other limitations. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities.
In addition to the relief described above under “Income Tests” and “Asset Tests,” statutory relief is available in the event that we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT if: (1) the violation is due to reasonable cause and not due to willful neglect; (2) we pay a penalty of $50,000 for each failure to satisfy the provision; and (3) the violation does not include a violation described under “Income Tests” or “Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.
Material U.S. Federal Income Tax Consequences to Holders of Our Stock and the Debt Securities of the Company and Welltower OP
The following discussion is a summary of the material U.S. federal income tax consequences to you of acquiring, owning and disposing of stock of the Company or debt securities of the Company or Welltower OP. This discussion is limited to holders who hold stock of the Company or debt securities of the Company or Welltower OP as “capital assets” within the meaning of Section 1221 of the Code (generally, property held for investment). This discussion does not address all U.S. federal income tax consequences relevant to a holder’s particular circumstances, including the alternative minimum tax. In addition, except where specifically noted, it does not address consequences relevant to holders subject to special rules, including, without limitation:
•U.S. expatriates and former citizens or long-term residents of the United States;
•U.S. holders (as defined below) whose functional currency is not the U.S. dollar;
•persons holding stock or debt securities as part of a hedge, straddle or other risk reduction strategy or as part of a conversion transaction or other integrated investment;
•banks, insurance companies, and other financial institutions;
•REITs or regulated investment companies;
•brokers, dealers or traders in securities;
•“controlled foreign corporations,” “passive foreign investment companies,” and corporations that accumulate earnings to avoid U.S. federal income tax;
•S corporations, partnerships or other entities or arrangements treated as partnerships for U.S. federal income tax purposes (and investors therein);
•tax-exempt organizations or governmental organizations;

•persons subject to special tax accounting rules as a result of any item of gross income with respect to stock or debt securities being taken into account in an applicable financial statement;
•persons deemed to sell stock or debt securities under the constructive sale provisions of the Code; and
•persons who hold or receive our stock pursuant to the exercise of any employee stock option or otherwise as compensation.
THIS DISCUSSION IS FOR INFORMATIONAL PURPOSES ONLY AND IS NOT INTENDED AS TAX ADVICE. INVESTORS SHOULD CONSULT THEIR TAX ADVISORS WITH RESPECT TO THE APPLICATION OF THE U.S. FEDERAL INCOME TAX LAWS TO THEIR PARTICULAR SITUATIONS AS WELL AS ANY TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF OUR STOCK OR DEBT SECURITIES ARISING UNDER OTHER U.S. FEDERAL TAX LAWS (INCLUDING ESTATE AND GIFT TAX LAWS), UNDER THE LAWS OF ANY STATE, LOCAL OR NON-U.S. TAXING JURISDICTION OR UNDER ANY APPLICABLE TAX TREATY.
For purposes of this discussion, a “U.S. holder” is a beneficial owner of stock of the Company or debt securities of the Company or Welltower OP that, for U.S. federal income tax purposes, is or is treated as:
•an individual who is a citizen or resident of the United States;
•an entity classified as a corporation created or organized under the laws of the United States, any state thereof or the District of Columbia;
•an estate the income of which is subject to U.S. federal income tax regardless of its source; or
•a trust that (1) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) or (2) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.
For purposes of this discussion, a “non-U.S. holder” is any beneficial owner of our stock or debt securities that is neither a U.S. holder nor an entity treated as a partnership for U.S. federal income tax purposes.
If an entity treated as a partnership for U.S. federal income tax purposes holds our stock or debt securities, the tax treatment of a partner in the partnership will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. Accordingly, partnerships holding stock of the Company or debt securities of the Company or Welltower OP and the partners in such partnerships should consult their tax advisors regarding the U.S. federal income tax consequences to them.
Taxation of Taxable U.S. Holders of Our Stock
Distributions Generally Distributions out of our current or accumulated earnings and profits will be treated as dividends and, other than with respect to capital gain dividends and certain amounts which have previously been subject to corporate level tax, as discussed below, will be taxable to our taxable U.S. holders as ordinary income when actually or constructively received. See “Tax Rates” below. As long as we qualify as a REIT, these distributions will not be eligible for the dividends-received deduction in the case of U.S. holders that are corporations or, except to the extent described in “Tax Rates” below, the preferential rates on qualified dividend income applicable to non-corporate U.S. holders, including individuals. For purposes of determining whether distributions to holders of our stock are out of our current or accumulated earnings and profits, our earnings and profits will be allocated first to our outstanding preferred stock, if any, and then to our outstanding common stock.
To the extent that we make distributions on our stock in excess of our current and accumulated earnings and profits allocable to such stock, these distributions will be treated first as a tax-free return of capital to a U.S. holder to the extent of the U.S. holder’s adjusted tax basis in such shares of stock. This treatment will reduce the U.S. holder’s adjusted tax basis in such shares of stock by such amount, but not below zero. Distributions in excess of our current and accumulated earnings and profits and in excess of a U.S. holder’s adjusted tax basis in its shares will be taxable as capital gain. Such gain will be taxable as long-term capital gain if the shares have been held for more than one year. Dividends we declare in October, November, or December of any year and which are payable to a holder of record on a specified date in any of these months will be treated as both paid by us and received by the holder on December 31 of that year, provided we actually pay the dividend on or before January 31 of the following year. U.S. holders may not include in their own income tax returns any of our net operating losses or capital losses.
U.S. holders that receive taxable stock distributions, including distributions partially payable in our common stock and partially payable in cash, would be required to include the full amount of the distribution (i.e., the cash and the stock portion) as a dividend (subject to limited exceptions) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes, as described above. The amount of any distribution payable in our common stock generally is equal to the amount of cash that could have been received instead of the common stock. Depending on the circumstances of a U.S. holder, the tax on the distribution may exceed the amount of the distribution received in cash, in which case such U.S. holder would have to pay the tax using cash from other sources. If a U.S. holder sells the common stock it received in connection with a taxable stock distribution in order to pay this tax and the proceeds of such sale are less than the amount required to be included in income with respect to the stock portion of the distribution, such U.S. holder could have a capital loss with respect to the stock sale that could not be used to offset such income. A U.S. holder that receives common stock pursuant to such distribution generally has a tax basis in such common stock equal to the amount of cash that could have been received instead of such common stock as described above, and has a holding period in such common stock that begins on the day immediately following the payment date for the distribution.
Capital Gain Dividends Dividends that we properly designate as capital gain dividends will be taxable to our taxable U.S. holders as a gain from the sale or disposition of a capital asset held for more than one year, to the extent that such gain does not exceed our actual net capital gain for the taxable year. U.S. holders that are corporations may, however, be required to treat up to 20% of certain capital gain dividends as ordinary income.
Retention of Net Capital Gains We may elect to retain, rather than distribute as a capital gain dividend, all or a portion of our net capital gains. If we make this election, we would pay tax on our retained net capital gains. In addition, to the extent we so elect, our earnings and profits (determined for U.S. federal income tax purposes) would be adjusted accordingly, and a U.S. holder generally would:
•include its pro rata share of our undistributed capital gain in computing its long-term capital gains in its U.S. federal income tax return for its taxable year in which the last day of our taxable year falls, subject to certain limitations as to the amount that is includable;
•be deemed to have paid its share of the capital gains tax imposed on us on the designated amounts included in the U.S. holder’s income as long-term capital gain;
•receive a credit or refund for the amount of tax deemed paid by it; and
•increase the adjusted tax basis of its stock by the difference between the amount of includable gains and the tax deemed to have been paid by it.
In addition, a U.S. holder that is a corporation is required to appropriately adjust its earnings and profits for the retained capital gains in accordance with Treasury Regulations. These Treasury Regulations have not yet been promulgated so the appropriate method for making such adjustment is unclear.
Passive Activity Losses and Investment Interest Limitations Distributions we make and gain arising from the sale or exchange of our stock by a U.S. holder will not be treated as passive activity income. As a result, U.S. holders generally will not be able to apply any “passive losses” against this income or gain. A U.S. holder generally may elect to treat capital gain dividends, capital gains from the disposition of our stock and income designated as qualified dividend income, as described in “Tax Rates” below, as investment income for purposes of computing the investment interest limitation, but in such case, the holder will be taxed at ordinary income rates on such amount. Other distributions made by us, to the extent they do not constitute a return of capital, generally will be treated as investment income for purposes of computing the investment interest limitation.
Dispositions of Our Stock Except as described below under “Redemption or Repurchase by Us,” if a U.S. holder sells or disposes of shares of our stock, it will recognize gain or loss for U.S. federal income tax purposes in an amount equal to the difference between the amount of cash and the fair market value of any property received on the sale or other disposition of the shares and the holder’s adjusted tax basis in the shares. This gain or loss, except as provided below, will be long-term capital gain or loss if the holder has held such stock for more than one year. However, if a U.S. holder recognizes a loss upon the sale or other disposition of stock that it has held for six months or less, after applying certain holding period rules, the loss recognized will be treated as a long-term capital loss to the extent the U.S. holder received distributions from us which were required to be treated as long-term capital gains. The deductibility of capital losses is subject to limitations.
Redemption or Repurchase by Us A redemption or repurchase of shares of our stock will be treated under Section 302 of the Code as a distribution (and taxable as a dividend to the extent of our current and accumulated earnings and profits as described above under “Distributions Generally”) unless the redemption or repurchase satisfies one of the tests set forth in Section 302(b) of the Code and is therefore treated as a sale or exchange of the redeemed or repurchased shares. The redemption or repurchase generally will be treated as a sale or exchange if it:
•is “substantially disproportionate” with respect to the U.S. holder,
•results in a “complete redemption” of the U.S. holder’s stock interest in us, or
•is “not essentially equivalent to a dividend” with respect to the U.S. holder, all within the meaning of Section 302(b) of the Code.
In determining whether any of these tests has been met, shares of our stock, including common stock and other equity interests in us, considered to be owned by the U.S. holder by reason of certain constructive ownership rules set forth in the Code, as well as shares of our stock actually owned by the U.S. holder, generally must be taken into account. Because the determination as to whether any of the alternative tests of Section 302(b) of the Code will be satisfied with respect to the U.S. holder depends upon the facts and circumstances at the time that the determination must be made, U.S. holders are advised to consult their tax advisors to determine such tax treatment.

If a redemption or repurchase of shares of our stock is treated as a distribution, the amount of the distribution will be measured by the amount of cash and the fair market value of any property received. See “Distributions Generally.” A U.S. holder’s adjusted tax basis in the redeemed or repurchased shares generally will be transferred to the holder’s remaining shares of our stock, if any. If a U.S. holder owns no other shares of our stock, under certain circumstances, such basis may be transferred to a related person or it may be lost entirely. Prospective investors should consult their tax advisors regarding the U.S. federal income tax consequences of a redemption or repurchase of our stock.
If a redemption or repurchase of shares of our stock is not treated as a distribution, it will be treated as a taxable sale or exchange in the manner described under “Dispositions of Our Stock.”
Tax Rates Currently, the maximum tax rate for non-corporate taxpayers for (1) long-term capital gains, including certain “capital gain dividends,” generally is 20% (although depending on the characteristics of the assets which produced these gains and on designations which we may make, certain capital gain dividends may be taxed at a 25% rate) and (2) “qualified dividend income” generally is 20%. In general, dividends payable by REITs are not eligible for the reduced tax rate applicable to qualified dividend income, except to the extent that certain holding period requirements have been met and the REIT’s dividends are attributable to dividends received from taxable corporations (such as its taxable REIT subsidiaries) or to income that was subject to tax at the corporate/REIT level (for example, if the REIT distributed taxable income that it retained and paid tax on in the prior taxable year). Capital gain dividends will only be eligible for the rates described above to the extent that they are properly designated by us as “capital gain dividends.” As mentioned above, U.S. holders that are corporations may be required to treat up to 20% of some capital gain dividends as ordinary income. In addition, non-corporate U.S. holders, including individuals, generally may deduct up to 20% of dividends from a REIT, other than capital gain dividends and dividends treated as qualified dividend income, for taxable years beginning before January 1, 2026 for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax), subject to certain holding period requirements and other limitations.
Taxation of Tax-Exempt U.S. Holders of Our Stock
Dividend income from us and gain arising upon a sale of shares of our stock generally should not be unrelated business taxable income (“UBTI”) to a tax-exempt U.S. holder, except as described below. This income or gain will be UBTI, however, to the extent a tax-exempt U.S. holder holds its shares as “debt-financed property” within the meaning of the Code. Generally, “debt-financed property” is property the acquisition or holding of which was financed through a borrowing by the tax-exempt holder.
For tax-exempt U.S. holders that are social clubs, voluntary employee benefit associations or supplemental unemployment benefit trusts exempt from U.S. federal income taxation under Sections 501(c)(7), (c)(9) or (c)(17) of the Code, respectively, income from an investment in our shares will constitute UBTI unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for specific purposes so as to offset the income generated by its investment in our shares. These prospective investors should consult their tax advisors concerning these “set aside” and reserve requirements.
Notwithstanding the above, however, a portion of the dividends paid by a “pension-held REIT” may be treated as UBTI as to certain trusts that hold more than 10%, by value, of the interests in the REIT. A REIT will not be a “pension-held REIT” if it is able to satisfy the “not closely held” requirement without relying on the “look-through” exception with respect to certain trusts or if such REIT is not “predominantly held” by “qualified trusts.” As a result of restrictions on ownership and transfer of our stock contained in our charter, we do not expect to be classified as a “pension-held REIT,” and as a result, the tax treatment described above should be inapplicable to our holders. However, because our common stock is (and, we anticipate, will continue to be) publicly traded, we cannot guarantee that this will always be the case.
Taxation of Non-U.S. Holders of Our Stock
The following discussion addresses the rules governing U.S. federal income taxation of the acquisition, ownership and disposition of our stock by non-U.S. holders. These rules are complex, and no attempt is made herein to provide more than a brief summary of such rules. Accordingly, the discussion does not address all aspects of U.S. federal income taxation and does not address other federal, state, local or non-U.S. tax consequences that may be relevant to a non-U.S. holder in light of its particular circumstances. We urge non-U.S. holders to consult their tax advisors to determine the impact of U.S. federal, state, local and non-U.S. income and other tax laws and any applicable tax treaty on the acquisition, ownership and disposition of shares of our stock, including any reporting requirements.
Distributions Generally Distributions (including any taxable stock distributions) that are neither attributable to gains from sales or exchanges by us of United States real property interests (“USRPIs”) nor designated by us as capital gain dividends (except as described below) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to withholding of U.S. federal income tax at a 30% rate or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as effectively connected with the conduct by the non-U.S. holder of a trade or business within the United States (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the United States to which such dividends are attributable). Under certain treaties, however, lower withholding rates generally applicable to dividends do not apply to dividends from a REIT. Certain certification and disclosure requirements must be satisfied for a non-U.S. holder to be exempt from withholding under the effectively connected income exemption. Dividends that are treated as effectively connected with a U.S. trade or business generally will not be subject to withholding but will be subject to U.S. federal income tax on a net basis in the same manner as dividends paid to U.S. holders are subject to U.S. federal income tax. Any such dividends received by a non-U.S. holder that is a corporation may also be subject to an additional branch profits tax at a 30% rate (applicable after deducting U.S. federal income taxes paid on such effectively connected income) or such lower rate as may be specified by an applicable income tax treaty.
Except as otherwise provided below, we expect to withhold U.S. federal income tax at the rate of 30% on any distributions made to a non-U.S. holder unless:
(1) a lower treaty rate applies and the non-U.S. holder furnishes an Internal Revenue Service Form W-8BEN or W-8BEN-E (or other applicable documentation) evidencing eligibility for that reduced treaty rate; or
(2) the non-U.S. holder furnishes an Internal Revenue Service Form W-8ECI (or other applicable documentation) claiming that the distribution is income effectively connected with the non-U.S. holder’s trade or business.
Distributions in excess of our current and accumulated earnings and profits will not be taxable to a non-U.S. holder to the extent that such distributions do not exceed the adjusted tax basis of the holder’s stock, but rather will reduce the adjusted tax basis of such stock. To the extent that such distributions exceed the non-U.S. holder’s adjusted tax basis in such stock, they generally will give rise to gain from the sale or exchange of such stock, the tax treatment of which is described below. However, such excess distributions may be treated as dividend income for certain non-U.S. holders. For withholding purposes, we expect to treat all distributions as made out of our current or accumulated earnings and profits. However, amounts withheld may be refundable if it is subsequently determined that the distribution was, in fact, in excess of our current and accumulated earnings and profits, provided that certain conditions are met.
Capital Gain Dividends and Distributions Attributable to a Sale or Exchange of United States Real Property Interests Distributions to a non-U.S. holder that we properly designate as capital gain dividends, other than those arising from the disposition of a USRPI, generally should not be subject to U.S. federal income taxation, unless:
(1) the investment in our stock is treated as effectively connected with the conduct by the non-U.S. holder of a trade or business within the United States (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the United States to which such dividends are attributable), in which case the non-U.S. holder will be subject to the same treatment as U.S. holders with respect to such gain, except that a non-U.S. holder that is a corporation may also be subject to a branch profits tax of up to 30%, as discussed above; or
(2) the non-U.S. holder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions are met, in which case the non-U.S. holder will be subject to U.S. federal income tax at a rate of 30% on the non-U.S. holder’s capital gains (or such lower rate specified by an applicable income tax treaty), which may be offset by U.S. source capital losses of such non-U.S. holder (even though the individual is not considered a resident of the United States), provided the non-U.S. holder has timely filed U.S. federal income tax returns with respect to such losses.
Pursuant to the Foreign Investment in Real Property Tax Act, which is referred to as “FIRPTA,” distributions to a non-U.S. holder that are attributable to gain from sales or exchanges by us of USRPIs, whether or not designated as capital gain dividends, will cause the non-U.S. holder to be treated as recognizing such gain as income effectively connected with a U.S. trade or business. Non-U.S. holders generally would be taxed at the regular rates applicable to U.S. holders, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. We also will be required to withhold and to remit to the Internal Revenue Service 21% of any distribution to non-U.S. holders attributable to gain from sales or exchanges by us of USRPIs. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a non-U.S. holder that is a corporation. The amount withheld is creditable against the non-U.S. holder’s U.S. federal income tax liability. However, any distribution with respect to any class of stock that is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market located in the United States is not subject to FIRPTA, and therefore, not subject to the 21% U.S. withholding tax described above, if the non-U.S. holder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of the distribution. Instead, such distributions generally will be treated as ordinary dividend distributions and subject to withholding in the manner described above with respect to ordinary dividends. Furthermore, distributions to “qualified foreign pension funds” or entities all of the interests of which are held by “qualified pension funds” are exempt from FIRPTA. Non-U.S. holders should consult their tax advisors regarding the application of these rules.
Retention of Net Capital Gains Although the law is not clear on the matter, it appears that amounts we designate as retained net capital gains in respect of our stock should be treated with respect to non-U.S. holders as actual distributions of capital gain dividends. Under this approach, the non-U.S. holders may be able to offset as a credit against their U.S. federal income tax liability their proportionate share of the tax paid by us on such retained net capital gains and to receive from the Internal

Revenue Service a refund to the extent their proportionate share of such tax paid by us exceeds their actual U.S. federal income tax liability. If we were to designate any portion of our net capital gain as retained net capital gain, non-U.S. holders should consult their tax advisors regarding the taxation of such retained net capital gain.
Sale of Our Stock Except as described below under “Redemption or Repurchase by Us,” gain realized by a non-U.S. holder upon the sale, exchange or other taxable disposition of our stock generally will not be subject to U.S. federal income tax unless such stock constitutes a USRPI. In general, stock of a domestic corporation that is a “United States real property holding corporation,” or USRPHC, will constitute a USRPI. We believe that we are a USRPHC. Our stock will not, however, constitute a USRPI so long as we are a “domestically controlled qualified investment entity.” A “domestically controlled qualified investment entity” includes a REIT in which at all times during a five-year testing period less than 50% in value of its stock is held directly or indirectly by non-United States persons, subject to certain rules. For purposes of determining whether a REIT is a “domestically controlled qualified investment entity,” a person who at all applicable times holds less than 5% of a class of stock that is “regularly traded” is treated as a United States person unless the REIT has actual knowledge that such person is not a United States person. Because our common stock is (and, we anticipate, will continue to be) publicly traded, no assurance can be given that we are or will continue to be a “domestically controlled qualified investment entity.”
Even if we do not qualify as a “domestically controlled qualified investment entity” at the time a non-U.S. holder sells our stock, gain realized from the sale or other taxable disposition by a non-U.S. holder of such stock would not be subject to U.S. federal income tax under FIRPTA as a sale of a USRPI if:
(1) such class of stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market such as the New York Stock Exchange; and
(2) such non-U.S. holder owned, actually and constructively, 10% or less of such class of stock throughout the shorter of the five-year period ending on the date of the sale or other taxable disposition or the non-U.S. holder’s holding period.
In addition, dispositions of our stock by “qualified foreign pension funds” or entities all of the interests of which are held by “qualified foreign pension funds” are exempt from FIRPTA. Non-U.S. holders should consult their tax advisors regarding the application of these rules.
Notwithstanding the foregoing, gain from the sale, exchange or other taxable disposition of our stock not otherwise subject to FIRPTA will be taxable to a non-U.S. holder if either (a) the investment in our stock is treated as effectively connected with the conduct by the non-U.S. holder of a trade or business within the United States (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the United States to which such gain is attributable), in which case the non-U.S. holder will be subject to the same treatment as U.S. holders with respect to such gain, except that a non-U.S. holder that is a corporation may also be subject to the 30% branch profits tax (or such lower rate as may be specified by an applicable income tax treaty) on such gain, as adjusted for certain items, or (b) the non-U.S. holder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions are met, in which case the non-U.S. holder will be subject to a 30% tax on the non-U.S. holder’s capital gains (or such lower rate specified by an applicable income tax treaty), which may be offset by U.S. source capital losses of the non-U.S. holder (even though the individual is not considered a resident of the United States), provided the non-U.S. holder has timely filed U.S. federal income tax returns with respect to such losses. In addition, even if we are a domestically controlled qualified investment entity, upon disposition of our stock, a non-U.S. holder may be treated as having gain from the sale or other taxable disposition of a USRPI if the non-U.S. holder (1) disposes of such stock within a 30-day period preceding the ex-dividend date of a distribution, any portion of which, but for the disposition, would have been treated as gain from the sale or exchange of a USRPI and (2) acquires, or enters into a contract or option to acquire, or is deemed to acquire, other shares of that stock during the 61-day period beginning with the first day of the 30-day period described in clause (1), unless such class of stock is “regularly traded” and the non-U.S. holder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of the distribution described in clause (1).
If gain on the sale, exchange or other taxable disposition of our stock were subject to taxation under FIRPTA or otherwise as a result of being effectively connected with the conduct by the non-U.S. holder of a trade or business within the United States, the non-U.S. holder would be required to file a U.S. federal income tax return and would be subject to regular U.S. federal income tax with respect to such gain in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, if the sale, exchange or other taxable disposition of our stock were subject to taxation under FIRPTA, and if shares of the applicable class of our stock were not “regularly traded” on an established securities market, the purchaser of such stock generally would be required to withhold and remit to the Internal Revenue Service 15% of the purchase price.
Redemption or Repurchase by Us A redemption or repurchase of shares of our stock will be treated under Section 302 of the Code as a distribution (and taxable as a dividend to the extent of our current and accumulated earnings and profits) unless the redemption or repurchase satisfies one of the tests set forth in Section 302(b) of the Code and is therefore treated as a sale or exchange of the redeemed or repurchased shares. See “Redemption or Repurchase by Us” under “Taxation of Taxable U.S. Holders of Our Stock” above. Qualified shareholders and their owners may be subject to different rules, and should consult their tax advisors regarding the application of such rules. If the redemption or repurchase of shares is treated as a distribution, the amount of the distribution will be measured by the amount of cash and the fair market value of any property received. See “Distributions Generally” above. If the redemption or repurchase of shares is not treated as a distribution, it will be treated as a taxable sale or exchange in the manner described above under “- Sale of Our Stock.”
Taxation of Holders of Debt Securities of the Company or Welltower OP
The following summary describes the material U.S. federal income tax consequences of acquiring, owning and disposing of debt securities of the Company or Welltower OP. This discussion assumes the debt securities will be issued with less than a statutory de minimis amount of original issue discount for U.S. federal income tax purposes. In addition, this discussion is limited to persons purchasing the debt securities for cash at original issue and at their original “issue price” within the meaning of Section 1273 of the Code (i.e., the first price at which a substantial amount of the debt securities is sold to the public for cash).
U.S. Holders
Payments of Interest. Interest on a debt security generally will be taxable to a U.S. holder as ordinary income at the time such interest is received or accrued, in accordance with such U.S. holder’s method of accounting for U.S. federal income tax purposes.
Sale or Other Taxable Disposition A U.S. holder will recognize gain or loss on the sale, exchange, redemption, retirement or other taxable disposition of a debt security. The amount of such gain or loss generally will be equal to the difference between the amount received for the debt security in cash or other property valued at fair market value (less amounts attributable to any accrued but unpaid interest, which will be taxable as interest to the extent not previously included in income) and the U.S. holder’s adjusted tax basis in the debt security. A U.S. holder’s adjusted tax basis in a debt security generally will be equal to the amount the U.S. holder paid for the debt security. Any gain or loss generally will be capital gain or loss, and will be long-term capital gain or loss if the U.S. holder has held the debt security for more than one year at the time of such sale or other taxable disposition. Otherwise, such gain or loss will be short-term capital gain or loss. Long-term capital gains recognized by certain non-corporate U.S. holders, including individuals, generally will be taxable at reduced rates. The deductibility of capital losses is subject to limitations.
Non-U.S. Holders
Payments of Interest. Interest paid on a debt security to a non-U.S. holder that is not effectively connected with the non-U.S. holder’s conduct of a trade or business within the United States generally will not be subject to U.S. federal income tax or withholding, provided that:
•the non-U.S. holder does not, actually or constructively, own 10% or more of the total combined voting power of all classes of our voting stock;
•the non-U.S. holder is not a controlled foreign corporation related to us through actual or constructive stock ownership; and
•either (1) the non-U.S. holder certifies in a statement provided to the applicable withholding agent under penalties of perjury that it is not a United States person and provides its name and address; (2) a securities clearing organization, bank or other financial institution that holds customers’ securities in the ordinary course of its trade or business and holds the debt security on behalf of the non-U.S. holder certifies to the applicable withholding agent under penalties of perjury that it, or the financial institution between it and the non-U.S. holder, has received from the non-U.S. holder a statement under penalties of perjury that such holder is not a United States person and provides the applicable withholding agent with a copy of such statement; or (3) the non-U.S. holder holds its debt security directly through a “qualified intermediary” (within the meaning of the applicable Treasury Regulations) and certain conditions are satisfied.
If a non-U.S. holder does not satisfy the requirements above, such non-U.S. holder will be subject to withholding tax of 30%, subject to a reduction in or an exemption from withholding on such interest as a result of an applicable tax treaty. To claim such entitlement, the non-U.S. holder must provide the applicable withholding agent with a properly executed Internal Revenue Service Form W-8BEN or W-8BEN-E (or other applicable documentation) claiming a reduction in or exemption from withholding tax under the benefit of an income tax treaty between the United States and the country in which the non-U.S. holder resides or is established.
If interest paid to a non-U.S. holder is effectively connected with the non-U.S. holder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the United States to which such interest is attributable), the non-U.S. holder will be exempt from the U.S. federal withholding tax described above. To claim the exemption, the non-U.S. holder must furnish to the applicable withholding agent a valid Internal Revenue Service Form W-8ECI, certifying that interest paid on a debt security is not subject to withholding tax because it is effectively connected with the conduct by the non-U.S. holder of a trade or business within the United States.

Any such effectively connected interest generally will be subject to U.S. federal income tax at the regular rates. A non-U.S. holder that is a corporation may also be subject to a branch profits tax at a rate of 30% (or such lower rate specified by an applicable income tax treaty) on such effectively connected interest, as adjusted for certain items.
The certifications described above must be provided to the applicable withholding agent prior to the payment of interest and must be updated periodically. Non-U.S. holders that do not timely provide the applicable withholding agent with the required certification, but that qualify for a reduced rate under an applicable income tax treaty, may obtain a refund of any excess amounts withheld by timely filing an appropriate claim for refund with the Internal Revenue Service. Non-U.S. holders should consult their tax advisors regarding their entitlement to benefits under any applicable income tax treaty.
Sale or Other Taxable Disposition A non-U.S. holder will not be subject to U.S. federal income tax on any gain realized upon the sale, exchange, redemption, retirement or other taxable disposition of a debt security (such amount excludes any amount allocable to accrued and unpaid interest, which generally will be treated as interest and may be subject to the rules discussed above in “Payments of Interest”) unless:
•the gain is effectively connected with the non-U.S. holder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the United States to which such gain is attributable); or
•the non-U.S. holder is a nonresident alien individual present in the United States for 183 days or more during the taxable year of the disposition and certain other requirements are met.
Gain described in the first bullet point above generally will be subject to U.S. federal income tax on a net income basis at the regular rates. A non-U.S. holder that is a corporation also may be subject to a branch profits tax at a rate of 30% (or such lower rate specified by an applicable income tax treaty) on such effectively connected gain, as adjusted for certain items.
A non-U.S. holder described in the second bullet point above will be subject to U.S. federal income tax at a rate of 30% (or such lower rate specified by an applicable income tax treaty) on gain realized upon the sale or other taxable disposition of a debt security, which may be offset by U.S. source capital losses of the non-U.S. holder (even though the individual is not considered a resident of the United States), provided the non-U.S. holder has timely filed U.S. federal income tax returns with respect to such losses.
Non-U.S. holders should consult their tax advisors regarding any applicable income tax treaties that may provide for different rules.
Information Reporting and Backup Withholding
U.S. Holders A U.S. holder may be subject to information reporting and backup withholding when such holder receives payments on stock of the Company or debt securities of the Company or Welltower OP or proceeds from the sale or other taxable disposition of such stock or debt securities (including a redemption or retirement of a debt security). Certain U.S. holders are exempt from backup withholding, including corporations and certain tax-exempt organizations. A U.S. holder will be subject to backup withholding if such holder is not otherwise exempt and:
•the holder fails to furnish the holder’s taxpayer identification number, which for an individual is ordinarily his or her social security number;
•the holder furnishes an incorrect taxpayer identification number;
•the applicable withholding agent is notified by the Internal Revenue Service that the holder previously failed to properly report payments of interest or dividends; or
•the holder fails to certify under penalties of perjury that the holder has furnished a correct taxpayer identification number and that the Internal Revenue Service has not notified the holder that the holder is subject to backup withholding.
Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be allowed as a refund or a credit against a U.S. holder’s U.S. federal income tax liability, provided the required information is timely furnished to the Internal Revenue Service. U.S. holders should consult their tax advisors regarding their qualification for an exemption from backup withholding and the procedures for obtaining such an exemption.
Non-U.S. Holders Payments of dividends on stock of the Company or interest on debt securities of the Company or Welltower OP generally will not be subject to backup withholding, provided the applicable withholding agent does not have actual knowledge or reason to know the holder is a United States person and the holder either certifies its non-U.S. status, such as by furnishing a valid Internal Revenue Service Form W-8BEN, W-8BEN-E or W-8ECI, or otherwise establishes an exemption. However, information returns are required to be filed with the Internal Revenue Service in connection with any distributions on stock of the Company or interest on debt securities of the Company or Welltower OP paid to the non-U.S. holder, regardless of whether such distributions constitute a dividend or whether any tax was actually withheld. In addition, proceeds of the sale or other taxable disposition of such stock or debt securities (including a retirement or redemption of a debt security) within the United States or conducted through certain U.S.-related brokers generally will not be subject to backup withholding or information reporting if the applicable withholding agent receives the certification described above and does not have actual knowledge or reason to know that such holder is a United States person, or the holder otherwise establishes an exemption. Proceeds of a disposition of such stock or debt securities conducted through a non-U.S. office of a non-U.S. broker generally will not be subject to backup withholding or information reporting.
Copies of information returns that are filed with the Internal Revenue Service may also be made available under the provisions of an applicable treaty or agreement to the tax authorities of the country in which the non-U.S. holder resides or is established.
Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be allowed as a refund or a credit against a non-U.S. holder’s U.S. federal income tax liability, provided the required information is timely furnished to the Internal Revenue Service.
Medicare Contribution Tax on Unearned Income
Certain U.S. holders that are individuals, estates or trusts are required to pay an additional 3.8% tax on, among other things, dividends on stock, interest on debt obligations, and capital gains from the sale or other disposition of stock or debt obligations, subject to certain limitations. U.S. holders should consult their tax advisors regarding the effect, if any, of these rules on their ownership and disposition of our stock or debt securities.
Additional Withholding Tax on Payments Made to Non-U.S. Accounts
Withholding taxes may be imposed under Sections 1471 to 1474 of the Code (such sections commonly referred to as the Foreign Account Tax Compliance Act (“FATCA”)) on certain types of payments made to non-U.S. financial institutions and certain other non-U.S. entities. Specifically, a 30% withholding tax may be imposed on dividends on stock of the Company, interest on debt securities of the Company or Welltower OP, in each case paid to a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code), unless (1) the foreign financial institution undertakes certain diligence and reporting obligations, (2) the non-financial foreign entity either certifies it does not have any “substantial United States owners” (as defined in the Code) or furnishes identifying information regarding each substantial United States owner, or (3) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in clause (1) above, it must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by certain “specified United States persons” or “United States owned foreign entities” (each as defined in the Code), annually report certain information about such accounts, and withhold 30% on certain payments to non-compliant foreign financial institutions and certain other account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.
Under the applicable Treasury Regulations and administrative guidance, withholding under FATCA generally applies to payments of dividends on stock of the Company or interest on debt securities of the Company or Welltower OP. While withholding under FATCA would have applied also to payments of gross proceeds from the sale or other disposition of stock or debt securities on or after January 1, 2019, proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. Because we may not know the extent to which a distribution is a dividend for U.S. federal income tax purposes at the time it is made, for purposes of these withholding rules we may treat the entire distribution as a dividend.
Non-U.S. holders should consult their tax advisors regarding the potential application of withholding under FATCA to their investment in stock of the Company or debt securities of the Company or Welltower OP.
Other Tax Consequences
State, local and non-U.S. income tax laws may differ substantially from the corresponding U.S. federal income tax laws, and this discussion does not purport to describe any aspect of the tax laws of any state, local or non-U.S. jurisdiction, or any U.S. federal tax other than income tax. You should consult your tax advisor regarding the effect of state, local and non-U.S. tax laws with respect to our tax treatment as a REIT and on an investment in our stock or debt securities.
In addition, the tax laws and regulations in non-U.S. jurisdictions may impose costs and expenses on the Company, its subsidiaries, and assets and investments of the Company held in non-U.S. jurisdictions (including the costs of compliance with and filings under applicable laws, rules and regulations). The Company has substantial assets, and will likely be subject to tax, reporting, legal, regulatory, and other obligations, in the U.K. and Canada. The treatment of an entity for U.S. federal income tax purposes may not be determinative of its treatment for certain state, local, or non-U.S. tax purposes.

Tax Aspects of Our Investments in Welltower OP and Subsidiary Partnerships
The following discussion summarizes certain U.S. federal income tax considerations applicable to our direct or indirect investments in subsidiary partnerships (including Welltower OP).
Classification as Partnerships We are required to include in our income our distributive share of Welltower OP’s and Subsidiary Partnerships’ income and are entitled to deduct our distributive share of Welltower OP’s and Subsidiary Partnerships’ losses only if the applicable partnership is classified for U.S. federal income tax purposes as a partnership rather than as a corporation or association taxable as a corporation. An organization will be classified as a partnership, rather than as a corporation, for U.S. federal income tax purposes if it (1) is treated as a partnership under Treasury regulations relating to entity classification (the “check-the-box regulations”) and (2) is not a “publicly traded partnership” taxable as a corporation.
Under the check-the-box regulations, an unincorporated entity with at least two members may elect to be classified either as an association taxable as a corporation or as a partnership. Generally, if such an entity fails to make an election, it generally will be treated as a partnership for U.S. federal income tax purposes. We believe that Welltower OP is classified as a partnership for U.S. federal income tax purposes.
A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). While interests in Welltower OP and Subsidiary Partnership will not be traded on an established securities market, they could possibly be deemed to be traded on a secondary market or its equivalent due to the redemption rights enabling the limited members to dispose of their interests. A publicly traded partnership will not, however, be treated as a corporation for any taxable year if 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including (as may be relevant here) real property rents, gains from the sale or other disposition of real property, interest, and dividends (the “90% Passive Income Exception”). The income requirements applicable to us in order for us to qualify as a REIT under the Code and the definition of qualifying income under the Passive Income Exception are very similar. Although differences exist between these two income tests, we do not believe that these differences would cause Welltower OP or Subsidiary Partnerships not to satisfy the 90% Passive Income Exception applicable to publicly traded partnerships.
If for any reason Welltower OP or a Subsidiary Partnership were taxable as a corporation, rather than as a partnership, for U.S. federal income tax purposes, our ability to qualify as a REIT could be jeopardized. See “Income Tests” and “Asset Tests.” In addition, any change in Welltower OP’s or a Subsidiary Partnership’s status for tax purposes might be treated as a taxable event, in which case we might incur tax liability without any related cash distribution. See “Annual Distribution Requirements.” Further, items of income and deduction of Welltower OP or a Subsidiary Partnership would not pass through to its members, and its members would be treated as shareholders for tax purposes. Consequently, Welltower OP or a Subsidiary Partnership would be required to pay income tax at corporate tax rates on its net income, and distributions to its members would constitute dividends that would not be deductible in computing such Welltower OP’s or Subsidiary Partnership’s taxable income.
Members, Not Partnership, Subject to Tax Except as discussed below in “Revised Partnership Audit Rules,” a partnership itself is not a taxable entity for U.S. federal income tax purposes. Rather, we are required to take into account our allocable share of each partnership’s income, gains, losses, deductions and credits for any taxable year of the partnership ending during our taxable year, without regard to whether we have received or will receive any distribution from such partnership.
Partnership Allocations Although a partnership agreement generally will determine the allocation of income and losses among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of Section 704(b) of the Code and the Treasury regulations promulgated thereunder. If an allocation is not recognized for U.S. federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners’ interests in the partnership, which will be determined by considering all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. Welltower OP’s and each Subsidiary Partnerships’ allocations of taxable income, gain and loss are intended to comply with the requirements of Section 704(b) of the Code and the Treasury regulations promulgated thereunder.
Tax Allocations with Respect to Certain Properties Pursuant to Section 704(c) of the Code, income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for an interest in the partnership must be allocated in a manner such that the contributing partner is charged with, or benefits from, respectively, the unrealized gain or unrealized loss associated with the property at the time of the contribution. The amount of such unrealized gain or unrealized loss is generally equal to the difference between the fair market value of contributed property at the time of contribution and the adjusted tax basis of such property at the time of contribution (a “Book-Tax Difference”). Such allocations are solely for U.S. federal income tax purposes and do not affect the book capital accounts or other economic or legal arrangements among the partners. Welltower OP’s partnership agreement requires such allocations to be made in a manner permitted under Section 704(c) of the Code.

In general, the members who contribute property to Welltower OP will be allocated depreciation deductions for tax purposes which are lower than such deductions would be if determined on a pro rata basis. In addition, in the event of the disposition of any of the contributed assets (including our properties) which have a Book-Tax Difference, all gain or loss attributable to such Book-Tax Difference (to the extent not previously taken into account) will generally be allocated to the contributing members, including us, and other members will generally be allocated only their share of income attributable to gain or loss, if any, occurring after such contribution. This will tend to eliminate the Book-Tax Difference over the life of Welltower OP. However, the special allocation rules of Section 704(c) do not always entirely eliminate the Book-Tax Difference on an annual basis or with respect to a specific taxable transaction such as a sale. Thus, the carryover basis of the contributed assets in the hands of Welltower OP may cause us to be allocated lower depreciation and other deductions, and possibly an amount of taxable gain in the event of a sale of such contributed assets in excess of the economic or book income allocated to us as a result of such sale.
A Book-Tax Difference may also arise as a result of the revaluation of property owned by a partnership in connection with certain types of transactions, including in connection with certain non-prorata contributions of assets to, or distributions of assets by, Welltower OP in exchange for, or in redemption of, interests in Welltower OP. In the event of such a revaluation, the members (including us) who were members in the partnership immediately prior to the revaluation will be required to take any Book-Tax Difference created as a result of such revaluation into account in substantially the same manner as under the Section 704(c) rules discussed above. This would result in us being allocated income, gain, loss and deduction for tax purposes in amounts different than the economic or book income allocated to us by the partnership.
The application of Section 704(c) to Welltower OP may cause us to recognize taxable income in excess of cash proceeds, which might adversely affect our ability to comply with the REIT distribution requirements. See “Annual Distribution Requirements.” The foregoing principles also apply in determining our earnings and profits for purposes of determining the portion of distributions taxable as dividend income. The application of these rules over time may result in a higher portion of distributions being taxed as dividends than would have occurred had we purchased the contributed or revalued assets at their agreed values.
Treasury has issued regulations requiring partnerships to use a “reasonable method” for allocating items affected by Section 704(c) of the Code and outlining several reasonable allocation methods. We have the discretion to determine which of the methods of accounting for Book-Tax Differences (specifically approved in the Treasury regulations) will be elected with respect to any properties contributed to or revalued by Welltower OP. We have not determined which method of accounting for Book-Tax Differences will be elected for properties contributed to or revalued by Welltower OP in the future.
Basis in Partnership Interest Our adjusted tax basis in a partnership interest generally is equal to:
•the amount of cash and the adjusted tax basis of any other property contributed (or deemed contributed) by us to the partnership;
•increased by our allocable share of the partnership’s income, and
•reduced, but not below zero, by
◦our allocable share of the partnership’s loss, and
◦the amount of cash and the basis of any property distributed (or deemed distributed) to us.
If the allocation of our distributive share of the partnership’s loss would reduce the adjusted tax basis of our partnership interest in the partnership below zero, the recognition of such loss will be deferred until such time as the recognition of such loss would not reduce our adjusted tax basis below zero. To the extent that the partnership’s distributions (including deemed distributions) would reduce our adjusted tax basis below zero, such distributions would constitute taxable gain to us, which could be treated as ordinary income or long-term or short-term capital gain.
Partnership Audit Rules A partnership (and not its partners) must pay any “imputed underpayments,” consisting of delinquent taxes, interest, and penalties deemed to arise out of an audit of the partnership, unless certain alternative methods are available and the partnership elects to utilize them. The Internal Revenue Service has issued regulations providing details on many of these provisions, but it is still not entirely clear how all of these rules will be implemented. Accordingly, it is possible that in the future, we and/or any partnership in which we are a partner could be subject to, or otherwise bear the economic burden of, U.S. federal income tax, interest, and penalties resulting from a U.S. federal income tax audit.
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
•our dependence on key personnel; and
•Welltower's holding company status.
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
•Welltower OP's ability to maintain status of a partnership;
•the ability of our subsidiaries to qualify as a REIT;
•the impact of tax imposed on any net income from "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes;
•the impact of the 90% annual distribution requirement on our liquidity and ability to engage in otherwise beneficial transactions;
•our limited ability to use taxable REIT subsidiaries under the Code;
•special requirements applicable to the lease of qualified health care properties to a taxable REIT subsidiary;
•the tax imposed on any net income from "prohibited transactions";
•tax consequences if certain sale-leaseback transactions are not characterized by the IRS as “true leases";
•changes in our tax rate or exposure to additional tax liabilities; and
•the impact to our TRSs of the Corporate Alternative Minimum Tax imposed by the Inflation Reduction Act of 2022.
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
Competition for acquisitions may result in increased prices for properties
In order to maintain current revenues and continue generating attractive returns, we seek to reinvest cash available from the proceeds of sales of our securities, principal payments on our loans receivable or the sale of properties, including non-elective dispositions in a timely manner. We face competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors. In addition, limited development during the COVID-19 pandemic has reduced the number of new properties becoming available. This competition may adversely affect us by subjecting us to the following risks: we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors and, even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.
Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet their obligations, and disputes between us and our partners
We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities, including our 85/15 joint venture with Integra Healthcare Properties. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such dispute and could have an adverse impact on the operations and profitability of the joint venture; that our partner may be in a position to take action or withhold consent contrary to our instructions or requests; and that our joint venture partners may be structured differently than us for tax purposes, which could create conflicts of interest and risks to our REIT status. In some instances, we and/or our partner may have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, acquire our partner’s interest or sell the underlying asset at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. On the other hand, our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited and/or valued lower than fair market value. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.
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
Under a RIDEA structure, we are required to rely on our operator to manage and operate the property, including complying with laws and providing resident care. However, as the owner of the property under a RIDEA structure, we are responsible for operational and legal risks and liabilities of the property, including, those relating to employment matters of our operators, compliance with health care fraud and abuse and other laws, governmental reimbursement matters, compliance with federal, state, local and industry-related licensure, certification and inspection laws, regulations, and standards, and litigation involving our properties or residents/patients, even though we have limited ability to control or influence our operators’ management of these risks. Further, our taxable REIT subsidiary (“TRS”) is generally required to hold the applicable health care license and enroll in the applicable government health care programs (e.g., Medicare- and Medicaid), which subjects us to potential liability under various health care laws. Penalties for failure to comply with applicable laws may include loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government health care programs (e.g., Medicare and

Medicaid), administrative sanctions and civil monetary penalties. Although we have some general oversight approval rights and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property, including clinical decision-making, and we rely on them to operate the properties in a manner that complies with applicable law.
We are exposed to operational risks with respect to our Seniors Housing Operating properties that could adversely affect our revenue and operations
We are exposed to various operational risks with respect to our Seniors Housing Operating properties that may increase our costs or adversely affect our ability to generate revenues. In addition to operational challenges that continue to impact us as a result of the COVID-19 pandemic, these risks include fluctuations in occupancy experienced during the normal course of business, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; the availability and increases in the cost of labor (as a result of unionization or otherwise); competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; and federal and state housing laws and regulations, including rent and eviction restrictions imposed during the COVID-19 pandemic. Any one or a combination of these factors may adversely affect our revenue and operations and could eventually lead to impairment of our properties.
We have rights to terminate our management agreements with operators, in whole or with respect to specific properties under certain circumstances, and we may be unable to replace operators if our management agreements are terminated or not renewed
We are party to long-term management agreements with our Seniors Housing Operating managers pursuant to which they provide comprehensive property management, accounting and other services with respect to our Seniors Housing Operating properties. We have the ability to terminate any of our management agreements upon the occurrence of certain events such as insolvency relating to such manager, and in some cases, the failure to meet specific NOI targets without curing, as well as the occurrence of other events or certain conditions.
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
Decreases in our operators’ or tenants' revenues or increases in our operators’ or tenants' expenses, including as a result of increased labor costs, could affect their ability to make payments to us
We have very limited control over the success or failure of our operators' or tenants' businesses and, at any time, an operator or tenant may experience a downturn in their business that weakens their financial condition. Our operators’ and tenants' revenues are primarily driven by occupancy, private pay rates, and Medicare and Medicaid reimbursement, if applicable. Expenses are primarily driven by the costs of labor, supplies, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue to, come under pressure due to reimbursement cuts and state budget shortfalls. Operating and borrowing costs have increased, and are expected to continue to increase, for our operators and tenants. In particular, our operators' and tenants' businesses have experienced increases in labor costs resulting from shortages of medical and non-medical staff. A number of factors have adversely affected the labor force available to our operators and tenants or labor costs, including increased industry competition, high employment levels, increased wages offered by other employers, and government regulations. In many geographic areas the scarcity of specialized medical personnel, experienced senior care professionals and other workers has been a significant operating issue affecting a wide range of healthcare providers and senior care and housing facilities. Such shortages have and may continue to impact the operations of our operators and tenants, resulting in increased labor and operating costs. Continued labor shortages or cost inflation may impact our operators' and tenants' abilities to comply with minimum staffing requirements under applicable federal and state regulations. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to fines and other regulatory penalties, including the suspension of patient admissions, the termination of Medicaid participation or the suspension or revocation of licenses.
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
Increased competition and oversupply may affect our operators’ and managers' ability to meet their obligations to us
The operators and managers of our properties compete on a local and regional basis with operators and managers of properties and other health care providers that provide comparable services for residents and patients, including on the basis of the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price, and location. In addition, in light of labor shortages for medical and non-medical workers in many geographic areas, our operators and tenants increasingly compete to attract qualified and experienced employees. Our operators and managers are expected to encounter increased competition in the future that could limit their ability to attract residents and employees or expand their businesses. In addition, we expect that there will continue to be a more than adequate inventory of seniors housing facilities. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that meet our expected yields and fulfill their obligations to us. If our operators and managers cannot compete effectively or if there is an oversupply of facilities, their financial performance could have a material adverse effect on our financial results.
A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our Seniors Housing Operating and Triple-net properties
Our business and operations were significantly impacted by the COVID-19 pandemic and are exposed to risks from COVID-19, severe cold and flu seasons or the occurrence of other epidemics or other widespread illnesses. Our revenues and our operators' revenues are dependent on occupancy and the occupancy of our Seniors Housing Operating and Triple-net properties could significantly decrease in the event of a severe cold and flu season, a resurgence of COVID-19 or other widespread illness. Such a decrease would affect the operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make payments to us. As we experienced during the COVID-19 pandemic, a future flu or other pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents or see a reduction in occupancy, and adversely affect their ability to meet their obligations to us, which would have a material adverse effect on our financial results.
In particular, the ongoing COVID-19 pandemic may continue to adversely affect our business, results of operations, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, ability to pay dividends and stock price. The COVID-19 pandemic has had adverse effects on our business, operations and financial condition, including:
•a decline in spot occupancy in our Seniors Housing Operating portfolio from 85.8% at February 29, 2020 to the pandemic-low of 72.6% on March 12, 2021 and a possibility of continued decline, which could affect the net operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make contractual payments to us;
•increased operational costs incurred by us and our operators across all of our properties as a result of public health measures and other regulations affecting our properties and operations, as well as additional health and safety measures adopted by us and our operators and tenants, unique pressures on seniors housing and medical practice employees during the COVID-19 pandemic including labor shortages resulting from macroeconomic trends, decreased employee morale and productivity as a result of difficult conditions and stress related to the COVID-19 pandemic, and higher operator and tenant cost of insurance and such insurance may not cover certain claims related to COVID-19; and
•increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures, restrictions on the movement of people and remote or hybrid work schedules, which adversely impact employee productivity and morale and introduce additional operations risk, including cybersecurity risks.
We remain subject to a number of other risks relating to COVID-19, including a decline in the rental income in our Outpatient Medical segment if our tenants do not renew leases or do not make timely or full lease payments as a result of medical practice closures or decreases in revenue due to government imposed restrictions on elective medical procedures or decisions by patients to delay treatments; concessions such as rent deferrals or rent abatements that we may offer certain tenants across our Triple-net and Outpatient Medical segments; and our increased exposure to COVID-19 related litigation and publicity risks if the operators or tenants of the relevant facilities are subject to bankruptcy or insolvency.
Although the COVID-19 pandemic has subsided from its peaks, any resurgence of the pandemic, outbreaks of new variants, changes in the effectiveness of vaccines, boosters and treatments, and adoptions of new public health measures may reintroduce the risks relating to the potential impact of the COVID-19 pandemic on us. Additionally, there remains uncertainty regarding the implementation and impact of COVID-19 relief legislation, such as the Coronavirus Aid Relief, and Economic Security Act and the Paycheck Protection Program and Health Care Enhancement Act, and possible government audits and investigations related to our receipt and use of such relief funds.

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
The properties managed by Sunrise Senior Living, LLC (“Sunrise”) account for a significant portion of our revenues and net operating income and any adverse developments in its business or financial condition could adversely affect us
As of December 31, 2022, Sunrise managed 109 of our Seniors Housing Operating properties. These properties account for a significant portion of our revenues and net operating income. Under our management agreements, we rely on Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our Seniors Housing Operating properties efficiently and effectively. We also rely on Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations. Any adverse developments in Sunrise’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect our business, results of operations, and financial condition. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our Seniors Housing Operating properties. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise to enhance its pay and benefits packages to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Sunrise to attract and retain qualified personnel, or significant changes in Sunrise’s senior management or equity ownership could adversely affect the income we receive from our Seniors Housing Operating properties and have a material adverse effect on us. Also, if Sunrise experiences any significant financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other things, acceleration of its indebtedness, impairment of its continued access to capital or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, which, in turn, could adversely affect our business, results of operations and financial condition. If we determine to sell or transition properties currently managed by Sunrise, we may experience operational challenges and/or significantly declining financial performance for those properties.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations
We have operations in the U.K. and Canada which represent 9.5% and 7.9% of total Welltower revenues, respectively. As of December 31, 2022, Revera managed 78 of our Seniors Housing Operating properties in Canada, representing a significant portion of our revenues in Canada, and also owned a controlling interest in Sunrise. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain or loss recognized with respect to changes in exchange rates, which may not qualify under the 75% gross income test or the 95% gross income test required for us to satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; impact from international trade disputes and the associated impact on our tenants' supply chain and consumer spending levels; changes in foreign political, regulatory, and economic conditions (regionally, nationally and locally) including, challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in foreign countries; local businesses and cultural factors that differ from our usual standards and practices; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act.
Further, our operations in the U.K. may be adversely impacted by global and local economic volatility experienced as a result of geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine, rising inflation and interest rates, the energy crisis that has seen supply shortages and higher oil, gas and electricity prices, labor market challenges affecting the recruitment and retention of employees.
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
Real estate investments are relatively illiquid and most of the property we own is highly customized for specific uses. Our ability to quickly sell or exchange any of our properties in response to changes in operator, economic and other conditions will be limited. Although our properties are less affected by the commercial real estate market trends, this limitation could be exacerbated by the current decline of commercial real estate as a result of high interest rates, inflation and declining property values across sectors. No assurances can be given that we will recognize full value for any property that we are required to sell. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and health care industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.
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

The requirements of, or changes to, governmental reimbursement programs, such as Medicare, Medicaid or government funding, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us
Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator/tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, change-of-ownership rules, government funding restrictions (at a program level or with respect to specific facilities), any lapse in Congressional funding of the Centers for Medicare and Medicaid Services and interruption or delays in payments due to any ongoing government investigations and audits at such property. Federal and state authorities may continue seeking to implement new or modified reimbursement methodologies that may negatively impact health care property operations. See “Item 1 - Business - Certain Government Regulations - United States - Reimbursement” above for additional information. Health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. In addition, if a partial or total federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer, and our financial position, results of operations or cash flows may be materially affected.
Since January 1, 2014, the Health Reform Laws have provided those states that expand their Medicaid coverage to otherwise ineligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. The federal government substantially funds the Medicaid expansion and as of December 2022, the number of states implementing expansion has grown to more than 75% of all states. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants.
The status of the Health Reform Laws may be subject to change and other health reform measures could be implemented as a result of political, legislative, regulatory, and administrative developments and judicial proceedings. Further the impact that the recent change of control of the House and future changes in the federal government may have on health reform (including through new legislative, executive or regulatory efforts) remains uncertain, and any changes will likely take time to unfold and could have an impact on coverage and reimbursement for health care items and services covered by plans that were authorized by the Health Reform Laws. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. More generally, and because of the dynamic nature of the legislative and regulatory environment for health care products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business, or that of our operators and tenants.
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

Our operators’ or tenants’ failure to comply with federal, state, province, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us
Our operators and tenants generally are subject to or impacted by varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other health care communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants, and similar foreign laws regulating the health care industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act of 1990 and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, civil liability, and in certain limited instances, criminal penalties, material restrictions on or loss of license, closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action. The likelihood of these actions may increase due to the uncertainty of the long term effects of the COVID-19 pandemic. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. In addition, we may be directly subject to these laws, regulations and standards, as well as potential investigation or enforcement, as a result of our RIDEA-structured arrangements, and certain other arrangements we may pursue with healthcare entities who are directly subject to these laws. See “Item 1 - Business - Certain Government Regulations - United States - Fraud & Abuse Enforcement” and “Item 1 - Business - Certain Government Regulations - United States - Health Care Matters - Generally” above.
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
Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition
From time to time, we are directly involved or named as a party in in legal proceedings, lawsuits and other claims that involve class actions, disputes regarding property damage, care matters and other issues. We also are named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators/tenants or managers in which such operators/tenants or managers have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. Employment related class action lawsuits have increased in recent years, including class action lawsuits brought against our operators in certain states regarding employee and government requirements regarding wage and hour claims and fair housing complaints, as well as class action lawsuits related to COVID-19. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses, significantly divert the attention of management, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.
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

Our development/redevelopment and construction projects are vulnerable to the impact of material shortages and inflation. For example, shortages and fluctuations in the price of lumber or in other important raw materials have resulted in and could continue to result in delays in the start or completion of, or increase the cost of, developing one or more of our projects. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors, including changes to immigration laws that impact the availability of labor or tariffs on imported construction materials.
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
We rely on our development managers, general contractors and subcontractors to oversee and manage day-to-day construction activities. If any such party underperforms or experiences financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns and may need to exercise contractual remedies against such party, which may include termination of the applicable underlying service contract. In the event such termination occurs mid-construction, we would likely need to engage a new service provider, which would likely result in additional costs and delays as the transition between providers occurs.
The above-described factors could result in increased costs or our abandonment of these projects. In addition, we may abandon opportunities we have begun to investigate, for a range of reasons, including changes in expected financing or construction costs, adverse changes in expected rents or expenses, adverse environmental and/or geotechnical findings, conditions to zoning approval, legal and regulatory hurdles, including moratoriums on development and redevelopment activities, changes in market and economic conditions, natural disasters and other catastrophic events; damage, vandalism or accidents, higher requirements for capital improvements; decreased demand due to competition or other market and economic conditions, or defects that we do not discover through the inspection processes, which would result in additional expenses beyond those originally expected. In addition, we may not be able to obtain financing on favorable terms, or at all, which may render us unable to proceed with our development activities. We may not be able to complete construction and lease-up of a property on budget and on schedule, which could result in increased debt service expense or construction costs. Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions. Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.
We may experience losses caused by severe weather conditions, natural disasters or the physical effects of climate change, which could result in an increase of our or our tenants’ cost of insurance, unanticipated costs associated with evacuation, a decrease in our anticipated revenues or a significant loss of the capital we have invested in a property
We maintain or require our tenants to maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods, as well as the effects of climate change. We believe, given current industry practice and analysis prepared by outside consultants, that our and our tenants’ insurance coverage is appropriate to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornadoes, floods, wildfires and other severe weather conditions and natural disasters, including the effects of climate change. Nevertheless, we are always subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including the costs associated with evacuation. Moreover, an increase in volatility and difficulty predicting adverse weather events, such as the changes in tornado patterns in recent years, may result in additional losses. These losses may lead to an increase of our and our tenants’ cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property. In addition, we or our tenants may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our or our tenants’ judgment, the value of the coverage relative to the risk of loss. Also, changes in federal and state legislation and regulation relating to climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our existing properties and could also necessitate us to spend more on our new development properties without a corresponding increase in revenue.

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
Evolving privacy regulations could expose our business to reputational harm and losses
Regulatory authorities around the world have implemented or are considering implementing a number of legislative changes or regulations concerning data protection, which have required or may require us to incur additional expenses and may expose us to additional risks. We are subject to numerous laws and regulations governing the protection of personal and confidential information of our clients or employees, including U.S. federal and state laws (including the State of California and HIPAA), and non- U.S. laws, such as the U.K. General Data Protection Regulation and the EU General Data Protection Regulation, which impose a number of obligations on us. These obligations vary from state to state and country to country, but generally have accountability and transparency including consent, detailed information and data removal and security requirements. Some jurisdictions impose the same requirements and restrictions on transfers of data from their jurisdictions to jurisdictions that they do not consider adequate. This may have implications for our cross-border data flows and may result in additional compliance costs.

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
Welltower is a holding company with no direct operations, and it relies on funds received from Welltower OP to pay its obligations and make distributions to stockholders
Welltower is a holding company with no direct operations. All of Welltower's property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. As a result, Welltower relies on distributions from Welltower OP to make dividend payments and meet its obligations, including any tax liability on taxable income allocated to Welltower from Welltower OP. Welltower exercises exclusive control over Welltower OP, including the authority to cause Welltower OP to make distributions, subject to certain limited approval and voting rights of Welltower OP's other members as described in the Limited Liability Agreement. In addition, because Welltower is a holding company, your claims as stockholders are structurally subordinated to all existing and future liabilities and obligations to preferred equity holders of Welltower OP and its subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of Welltower OP or its subsidiaries, assets of Welltower OP or the applicable subsidiary will be available to satisfy any claims of our stockholders only after such liabilities and obligations have been satisfied in full.
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.751% as of December 31, 2022. In connection with our future acquisition activities or otherwise, Welltower OP may issue additional Class A Common Units ("OP Units") to third parties and admit additional members. Such issuances would reduce Welltower's percentage ownership in Welltower OP.
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
Limitations on our ability to access capital could have an adverse effect on our ability to make future investments or to meet our obligations and commitments
We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions; the market’s perception of our growth potential and our current and potential future earnings and cash distributions; the market price of the shares of our common stock and the credit ratings of our debt securities; changes in the credit ratings on U.S. government debt securities; uncertainty from the transition to Secured Overnight Financing Rate ("SOFR") or any other interest rate benchmark; and default or delay in payment by the U.S. of its obligations. We also rely on the financial institutions that are parties to our revolving credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders. If our access to capital is limited by these factors or other factors, it could negatively impact our ability to acquire properties, repay or refinance our indebtedness, fund operations or make distributions to our stockholders.
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
Increases in interest rates could have a material adverse effect on our cost of capital, and our decision to hedge against interest rate risk might not be effective
The current high interest rate environment has been increasing interest cost on new and existing variable rate debt.  Such increases in the cost of capital, and any further increases resulting from future interest rate hikes, could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. Higher interest rates may also lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock and could result in increased capitalization rates, which may lead to reduced valuation of our assets.
We may from time to time seek to manage our exposure to interest rate volatility with hedging arrangements, which involve additional risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may reduce the benefits to us if interest rates decline. Developing and implementing an interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations and there can be no assurance that our hedging activities will be effective. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our business, financial condition and results of operations.
Risks Arising from Our Status as a REIT
We might fail to qualify or remain qualified as a REIT
We intend to operate as a REIT under the Code, and believe we have operated and will continue to operate in such a manner. If we lose our status as a REIT, we will face serious income tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders because:

•Welltower would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•Welltower would be subject to increased state and local taxes; and
•unless Welltower is entitled to relief under statutory provisions, it could not elect to be subject to tax as a REIT for four taxable    years following the year during which it was disqualified.
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
Failure of Welltower OP to maintain status as a partnership for U.S. federal income tax purposes
We believe Welltower OP qualifies as a partnership for U.S. federal income tax purposes. As a partnership, Welltower OP is generally not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of Welltower OP's income. We cannot assure you, however, that the IRS will not challenge the status of Welltower OP as a partnership for U.S. federal income tax purposes. If the IRS were to successfully challenge the status of Welltower OP as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that Welltower OP could make. The treatment of Welltower OP as a corporation would also cause us to fail to qualify as a REIT. This would substantially reduce our cash available to pay distributions and the return on a unitholder and/or shareholder's investment.
Certain subsidiaries might fail to qualify or remain qualified as a REIT
We own interests in a number of entities which intend to operate as REITs for U.S. federal income tax purposes, some of which we consolidate for financial reporting purposes but each of which is treated as a separate REIT for federal income tax purposes (each a “Subsidiary REIT”). To qualify as a REIT, each Subsidiary REIT must independently satisfy all of the REIT qualification requirements under the Code, together with all other rules applicable to REITs. Provided that each Subsidiary REIT qualifies as a REIT, our interests in the Subsidiary REITs will be treated as qualifying real estate assets for purposes of the REIT asset tests. If a Subsidiary REIT fails to qualify as a REIT in any taxable year, such Subsidiary REIT would be subject to federal and state income taxes and would not be able to qualify as a REIT for the four subsequent taxable years following the year during which it was disqualified. Any such failure could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT, unless we are able to avail ourselves of certain relief provisions.
The tax imposed on any net income from "prohibited transactions" may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes
Any net income of a REIT from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property) is subject to a 100% tax, unless certain safe harbor exceptions apply. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business (other than through a TRS), such characterizations is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
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
The lease of qualified health care properties to a TRS is subject to special requirements
We lease certain qualified health care properties to TRSs (or subsidiaries of TRSs), which lessees contract with managers (or related parties) to manage the health care operations at these properties. The rents from this TRS lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arm's-length lease of a qualified health care property with a TRS and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents.
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

The impact to our TRSs of the Corporate Alternative Minimum Tax imposed by the Inflation Reduction Act of 2022 is uncertain and may be adverse
For tax years beginning after December 31, 2022, the Inflation Reduction Act of 2022 ("IRA") imposes among other things, a 15% Corporate Alternative Minimum Tax ("Corporate AMT") on certain U.S. corporations with average adjusted financial statement income in excess of $1 billion. Although, by its terms, the Corporate AMT is not applicable to REITs, it is not certain whether or how the Corporate AMT would apply to our TRSs.
In December 2022, the U.S. Department of the Treasury issued Notice 2023-7, indicating its intention to propose regulations and provide other guidance regarding the Corporate AMT and issuing certain interim rules on which taxpayers may rely. Until further regulations and guidance from the IRS and Treasury are released, the impact of the Corporate AMT on our TRSs is uncertain and it is possible that our TRSs will be subject to material U.S. federal income taxes under the Corporate AMT.
Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
We lease our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices throughout the U.S., Canada and the United Kingdom and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2022 (dollars in thousands):

	Seniors Housing Operating			Triple-net			Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alabama	5	$56,098	$14,082	3	$32,944	$4,831	6	$180,944	$12,759
Arkansas	1	28,634	4,636	—	—	—	1	21,101	4,126
Arizona	12	257,315	49,673	—	—	—	7	77,297	9,873
California	103	3,622,974	825,685	23	429,725	67,220	42	1,009,678	107,924
Colorado	16	492,334	113,236	8	223,886	22,444	—	—	—
Connecticut	5	108,606	18,685	4	81,982	1,761	7	100,439	9,060
District Of Columbia	2	98,890	13,695	—	—	—	—	—	—
Delaware	7	82,287	28,654	4	108,537	15,983	—	—	—
Florida	26	852,694	174,325	43	473,995	54,592	25	228,998	54,370
Georgia	15	242,060	55,073	3	37,748	3,726	12	206,707	33,173
Hawaii	1	72,197	19,207	—	—	—	—	—	—
Iowa	9	121,634	34,521	7	54,697	4,335	—	—	—
Idaho	5	85,097	6,597	—	—	—	2	48,932	4,989
Illinois	36	593,381	156,924	23	329,716	28,257	7	106,322	15,205
Indiana	8	221,430	37,627	27	401,856	48,528	—	—	—
Kansas	10	150,366	47,729	20	170,160	21,711	—	—	—
Kentucky	4	59,775	15,604	3	50,596	5,491	—	—	—
Louisiana	6	110,579	30,427	2	39,387	3,150	—	—	—
Massachusetts	16	479,962	80,746	9	184,382	10,136	7	100,984	8,949
Maryland	10	485,082	98,579	21	258,479	31,931	12	245,700	24,302
Maine	1	22,821	11,759	—	—	—	—	—	—
Michigan	26	429,345	101,797	25	240,373	26,807	13	183,550	24,168
Minnesota	3	76,447	13,070	12	225,611	23,456	7	141,675	31,718
Missouri	9	169,720	22,413	—	—	—	12	183,171	22,980
Mississippi	3	28,617	12,272	—	—	—	1	33,951	2,342
Montana	2	24,572	7,874	—	—	—	—	—	—
North Carolina	10	308,638	52,360	51	479,391	58,461	25	622,716	52,683
North Dakota	1	13,012	1,385	—	—	—	—	—	—
Nebraska	9	125,203	20,149	—	—	—	1	10,693	2,285
New Hampshire	3	87,063	8,090	—	—	—	—	—	—
New Jersey	28	703,917	216,156	29	585,422	58,196	15	333,582	45,012
Nevada	7	126,258	33,248	—	—	—	8	125,313	10,184
New York	41	823,123	175,092	4	36,960	7,442	15	409,221	33,538
Ohio	47	892,834	162,312	41	402,434	43,100	7	97,408	2,566
Oklahoma	13	166,691	40,536	12	92,244	13,665	2	13,244	2,882
Oregon	14	158,195	45,605	1	2,428	886	1	41,946	3,155
Pennsylvania	24	386,404	100,825	56	574,040	94,479	5	84,040	6,147
South Carolina	5	82,791	19,669	7	32,595	5,261	2	9,556	1,940
Tennessee	10	199,251	43,621	6	60,628	7,551	3	64,860	9,078
Texas	76	1,541,846	337,768	23	338,227	39,233	59	1,069,580	107,365
Utah	4	72,461	23,859	1	21,749	1,887	—	—	—
Virginia	9	366,086	102,450	29	374,359	55,165	6	106,869	13,916
Washington	34	893,930	201,840	7	86,874	7,994	8	178,104	27,753
Wisconsin	2	18,823	7,108	5	84,390	10,230	5	84,634	9,472
West Virginia	—	—	—	1	6,208	1,050	—	—	—
Total domestic	678	$15,939,443	$3,586,963	510	$6,522,023	$778,959	323	$6,121,215	$693,914

Canada	107	2,372,861	455,321	6	129,250	10,467	—	—	—
United Kingdom	65	1,844,178	430,355	54	1,210,849	150,329	—	—	—
Total international	172	$4,217,039	$885,676	60	$1,340,099	$160,796	—	$—	$—

Grand total	850	$20,156,482	$4,472,639	570	$7,862,122	$939,755	323	$6,121,215	$693,914
(1) Represents revenue for the month ended December 31, 2022 annualized.

The following table sets forth occupancy and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Average Annualized Revenues(2)
	2022	2021	2022	2021
Seniors Housing Operating(3)	78.1%	76.4%	$49,987	$48,300	per unit
Triple-net(4)	76.2%	73.0%	17,330	19,675	per bed/unit
Outpatient Medical(5)	95.2%	95.4%	38	37	per sq. ft.
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

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2022 (dollars in thousands):

	Expiration Year(1)
	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	Thereafter
Triple-net:
Properties	3	4	15	50	2	4	4	34	6	88	337
Base rent(2)	$5,169	$13,088	$6,612	$43,465	$1,182	$5,246	$4,001	$68,919	$12,773	$65,629	$393,268
% of base rent	0.8%	2.1%	1.1%	7.0%	0.2%	0.8%	0.6%	11.1%	2.1%	10.6%	63.6%
Units	388	692	451	3,489	180	440	219	3,669	542	4,314	37,320
% of units	0.8%	1.3%	0.9%	6.7%	0.3%	0.9%	0.4%	7.1%	1.0%	8.3%	72.3%
Outpatient Medical:
Square feet	2,046,278	1,844,706	1,210,369	1,266,337	1,397,012	1,070,909	997,165	1,145,303	1,615,952	1,171,514	3,656,379
Base rent(2)	$58,210	$56,157	$36,284	$36,568	$38,694	$28,656	$28,013	$31,524	$44,050	$34,704	$97,020
% of base rent	11.9%	11.5%	7.4%	7.5%	7.9%	5.8%	5.7%	6.4%	9.0%	7.1%	19.8%
Leases	436	319	241	209	201	145	76	83	63	124	421
% of leases	18.8%	13.8%	10.4%	9.0%	8.7%	6.3%	3.3%	3.6%	2.7%	5.3%	18.1%
(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in 2023.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (NYSE:WELL). There were 3,002 stockholders of record as of February 16, 2023.
Stockholder Return Performance Presentation
The graph and table below compares the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S&P Composite-500 Stock Index and the FTSE NAREIT Equity Index. The data are based on the closing prices as of December 31 for each of the five years presented. 2017 equals $100 and dividends are assumed to be reinvested.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
S & P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Welltower Inc.	100.00	115.30	141.86	117.05	160.34	126.40
FTSE NAREIT Equity	100.00	95.38	120.17	110.56	158.36	119.78
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
During the three months ended December 31, 2022, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the fourth quarter ended December 31, 2022 are shown in the table below:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2022 through October 31, 2022	285	$64.32	—	$—
November 1, 2022 through November 30, 2022	—	—	—	3,000,000,000
December 1, 2022 through December 31, 2022	—	—	—	3,000,000,000
Totals	285	$64.32	—	$3,000,000,000
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended December 31, 2022.

Item 6. [Reserved]

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
On March 7, 2022, we announced our intent to complete an UPREIT reorganization. In February 2022, the company formerly known as Welltower Inc. ("Old Welltower") formed WELL Merger Holdco Inc. ("New Welltower") as a wholly owned subsidiary, and New Welltower formed WELL Merger Holdco Sub Inc. ("Merger Sub") as a wholly owned subsidiary. On April 1, 2022, Merger Sub merged with and into Old Welltower, with Old Welltower continuing as the surviving corporation and a wholly owned subsidiary of New Welltower. In connection with the Merger, Old Welltower's name was changed to "Welltower OP Inc.", and New Welltower inherited the name "Welltower Inc." Effective May 24, 2022, Welltower OP Inc. ("Welltower OP") converted from a Delaware corporation into a Delaware limited liability company named Welltower OP LLC. Following the LLC Conversion, New Welltower's business continues to be conducted through Welltower OP and New Welltower does not have substantial assets or liabilities, other than through its investment in Welltower OP.
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
Welltower Inc. is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.751% as of December 31, 2022. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower Inc. has no material assets or liabilities other than its investment in Welltower OP. Welltower Inc. issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP, and Welltower Inc. has fully and conditionally guaranteed all existing and future senior unsecured notes.
The following table summarizes our consolidated portfolio for the year ended December 31, 2022 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$953,372	41.2%	850
Triple-net	887,024	38.3%	570
Outpatient Medical	472,760	20.5%	323
Totals	$2,313,156	100.0%	1,743
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
Our Seniors Housing Operating revenues are dependent on occupancy which has increased during the year ended December 31, 2022. As of December 31, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining activities.
We have incurred increased operational costs as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor, personal protective equipment and sanitation. We expect total Seniors Housing Operating expenses to remain elevated as many of these additional health and safety measures have become standard practice.

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
For the year ended December 31, 2022, resident fees and services and rental income represented 71% and 25%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At December 31, 2022, we had $631,681,000 of cash and cash equivalents, $90,611,000 of restricted cash and $4,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Key Transactions
Capital  The following summarizes key capital transactions that occurred during the year ended December 31, 2022:
•In March 2022, we completed the issuance of $550,000,000 senior unsecured notes bearing interest at 3.85% with a maturity date of June 2032.
•In April 2022, we entered into an amended and restated ATM Program (as defined below) pursuant to which we may offer and sell up to $3,000,000,000 of common stock from time to time. During 2022, we sold 37,905,638 shares of common stock under our current and previous ATM Programs via forward sale agreements, generating gross proceeds of approximately $3,280,798,000. The sale of these shares and the settlement of outstanding forward sales from prior years resulted in gross proceeds of approximately $3,715,971,000.
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
•We extinguished $399,066,000 of secured debt at a blended average interest rate of 5.54% throughout 2022.
Investments The following summarizes property acquisitions and joint venture investments completed during the year ended December 31, 2022 (dollars in thousands):

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	77	$2,511,408	4.7%
Triple-net	5	66,784	0.2%
Outpatient Medical	12	360,905	5.4%
Totals	94	$2,939,097	4.6%
(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.
(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the year ended December 31, 2022 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating	5	$88,815	$85,413	—%
Triple-net	11	109,917	89,827	3.8%
Outpatient Medical	—	764	393	—%
Totals	16	$199,496	$175,633	3.8%
(1) Represents pro rata proceeds received upon disposition including any seller financing.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price. Excludes properties sold that were recent development conversions.
Dividends Our Board of Directors declared a cash dividend for the quarter ended December 31, 2022 of $0.61 per share. On March 8, 2023, we will pay our 207th consecutive quarterly dividend payment to stockholders of record on February 28, 2023.
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

	Year Ended December 31,
	2022	2021	2020
Net income	$160,568	$374,479	$1,038,852
Net income attributable to common stockholders	141,214	336,138	978,844
Funds from operations attributable to common stockholders	1,478,072	1,220,722	1,102,562
Consolidated net operating income	2,301,845	1,967,553	2,008,144
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and restricted cash. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Please refer to the section entitled “Non-GAAP Financial Measures” for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Net debt to book capitalization ratio	39.5%	42.2%	40.8%
Net debt to undepreciated book capitalization ratio	32.1%	34.9%	33.8%
Net debt to market capitalization ratio	29.5%	25.9%	29.6%

Interest coverage ratio	3.73x	3.89x	5.04x
Fixed charge coverage ratio	3.37x	3.43x	4.49x
Adjusted interest coverage ratio	3.94x	3.89x	3.97x
Adjusted fixed charge coverage ratio	3.56x	3.43x	3.54x
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

	December 31,(1)
	2022	2021	2020
Property mix:
Seniors Housing Operating	41%	35%	38%
Triple-net	38%	43%	37%
Outpatient Medical	21%	22%	25%

Relationship mix:
ProMedica	10%	12%	11%
Sunrise Senior Living	7%	10%	13%
Atria Senior Living(2)	6%	2%	—%
HC-One Group	4%	3%	—%
Cogir Management Corporation	3%	2%	2%
Remaining	70%	71%	74%

Geographic mix:
California	14%	13%	14%
United Kingdom	10%	13%	10%
Texas	8%	8%	9%
Canada	6%	6%	6%
New Jersey	6%	6%	5%
Remaining	56%	54%	56%
(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.
(2) Year ended December 31, 2022 includes $58,621,000 of income recognized upon termination of a lease. See Note 3 to our consolidated financial statements for further details.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In December 2022, ProMedica relinquished to Welltower its 15% interest in 147 skilled nursing facilities previously owned by the Welltower/ProMedica joint venture in exchange for a lease modification, which relieved ProMedica from its lease obligation on the 147 skilled nursing properties and amended the lease on the remaining 58 assisted living and memory care properties that continue to be held by the Welltower/ProMedica joint venture. The 58 assisted living and memory care assets continue to be operated by ProMedica and backed by the existing guaranty.
Concurrently with the above, Welltower and Integra Healthcare Properties ("Integra") entered into master leases for the skilled nursing portfolio. Approximately 15 regional operators will enter into subleases with Integra to operate the properties. Also in December 2022, we sold to Integra a 15% ownership interest in 54 of those skilled nursing facilities for approximately $73 million. This transaction represents the initial tranche of the newly formed joint venture owned 85% by Welltower and 15% by Integra, which is anticipated to include the 147 skilled nursing facilities. In January 2023, Integra acquired a 15% interest in 31 of the remaining 93 skilled nursing facilities for approximately $74 million, representing the second tranche of the WELL/Integra joint venture. Integra is expected to buy into the remaining 62 assets throughout 2023.
ProMedica NOI for the year ended December 31, 2022 was comprised of $59,687,000 relating to the 58 assisted living and memory care properties (3% of total NOI) and $180,441,000 relating to the 147 skilled nursing properties (8% of total NOI).
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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2022	2021	$	%	2020	$	%	$	%
Cash, cash equivalents and restricted cash at beginning of period	$346,755	$2,021,043	$(1,674,288)	-83%	$385,766	$1,635,277	424%	$(39,011)	-10%
Net cash provided from (used in):
Operating activities	1,328,708	1,275,325	53,383	4%	1,364,756	(89,431)	-7%	(36,048)	-3%
Investing activities	(3,703,815)	(4,516,268)	812,453	-18%	2,347,928	(6,864,196)	n/a	(6,051,743)	n/a
Financing activities	2,761,277	1,567,664	1,193,613	76%	(2,080,858)	3,648,522	n/a	4,842,135	n/a
Effect of foreign currency translation	(10,633)	(1,009)	(9,624)	954%	3,451	(4,460)	n/a	(14,084)	n/a
Cash, cash equivalents and restricted cash at end of period	$722,292	$346,755	$375,537	108%	$2,021,043	$(1,674,288)	-83%	$(1,298,751)	-64%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Activities The changes in net cash provided from operating activities was immaterial. Please see “Results of Operations” for discussion of net income fluctuations. For the years ended December 31, 2022, 2021 and 2020, cash flows from operations exceeded cash distributions to stockholders.
Investing Activities  The changes in net cash provided from/used in investing activities are primarily attributable to net changes in real property investments and dispositions, loans receivable and investments in unconsolidated entities, which are summarized above in “Key Transactions.” Please refer to Notes 3 and 5 of our consolidated financial statements for additional information. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2022	2021	$	%	2020	$	%	$	%
New development	$631,737	$417,963	$213,774	51%	$201,336	$216,627	108%	$430,401	214%
Recurring capital expenditures, tenant improvements and lease commissions	198,576	99,994	98,582	99%	83,146	16,848	20%	115,430	139%
Renovations, redevelopments and other capital improvements	277,440	182,594	94,846	52%	161,843	20,751	13%	115,597	71%
Total	$1,107,753	$700,551	$407,202	58%	$446,325	$254,226	57%	$661,428	148%
The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization. The increase in overall development and recurring capital expenditures, tenant improvements and lease commissions is due primarily to portfolio growth and increased spending after a contraction during the pandemic.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above in “Key Transactions.” Please refer to Notes 10, 11 and 14 of our consolidated financial statements for additional information.
In March 2022, we completed the issuance of $550,000,000 senior unsecured notes with a maturity date of June 2032. In April 2022, we closed on an amended $5,200,000,000 unsecured credit facility, increasing our term loan capacity by $500,000,000. As of December 31, 2022, we have total near-term available liquidity of approximately $4.7 billion.
Off-Balance Sheet Arrangements
At December 31, 2022, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 88%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At December 31, 2022, we had 21 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	$9,900,000	$—	$2,600,000	$1,200,000	$6,100,000
Canadian Dollar senior unsecured notes(2)	221,697	—	—	221,697	—
Pounds Sterling senior unsecured notes(2)	1,268,085	—	—	—	1,268,085
U.S. Dollar term credit facility	1,010,000	—	10,000	1,000,000	—
Canadian Dollar term credit facility(2)	184,747	—	—	184,747	—
Secured debt:(1,2)
Consolidated	2,129,954	627,672	612,517	311,945	577,820
Unconsolidated	1,306,025	234,613	696,987	178,010	196,415
Contractual interest obligations:(3)
Senior unsecured notes and term loans(2)	3,980,016	511,574	920,126	735,555	1,812,761
Consolidated secured debt(2)	327,455	80,305	104,845	69,626	72,679
Unconsolidated secured debt(2)	181,592	35,550	67,524	29,387	49,131
Finance lease liabilities(4)	206,489	72,218	5,591	3,538	125,142
Operating lease liabilities(4)	963,239	20,279	35,556	31,350	876,054
Purchase obligations(5)	2,096,349	1,230,913	799,826	65,610	—
Total contractual obligations	$23,775,648	$2,813,124	$5,852,972	$4,031,465	$11,078,087
(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Based on foreign currency exchange rates in effect as of balance sheet date.
(3) Based on variable interest rates in effect as of December 31, 2022.
(4) See Note 6 to our consolidated financial statements for additional information.
(5) See Note 13 to our consolidated financial statements for additional information.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2022, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower Inc. and Welltower OP LLC jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 covering an indeterminate amount of future offerings of Welltower Inc.’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP LLC, warrants and units and Welltower OP LLC’s debt securities and guarantees of debt securities issued by Welltower Inc. to replace Old Welltower’s existing “universal” shelf registration statement filed with the SEC on May 4, 2021. On April 1, 2022, Welltower Inc. also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock to replace Old Welltower’s existing DRIP registration statement on Form S-3 filed with the SEC on May 4, 2021. As of February 16, 2023, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On April 4, 2022, Welltower Inc. entered into (i) a second amended and restated equity distribution agreement (the “EDA”) with (i) Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $3,000,000,000 aggregate amount of common stock of Welltower Inc. (together with the existing master forward sale confirmations relating thereto, the “ATM Program”), amending and restating the ATM Program entered into on July 30, 2021 to, among other amendments, increase the total amount of shares of common stock that may be offered and sold under the ATM Program from $2,500,000,000 to $3,000,000,000, which amount excludes shares Old Welltower had previously sold pursuant to the prior program. The ATM Program also allows Welltower Inc. to enter into forward sale agreements. As of February 16, 2023, we had $1,150,202,853 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our Consolidated Financial Statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.751% owned by Welltower as of December 31, 2022. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
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
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The following is a summary of our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2022	2021	Amount	%	2020	Amount	%	Amount	%
Net income	$160,568	$374,479	$(213,911)	-57%	$1,038,852	$(664,373)	-64%	$(878,284)	-85%
NICS	141,214	336,138	(194,924)	-58%	978,844	(642,706)	-66%	(837,630)	-86%
FFO	1,478,072	1,220,722	257,350	21%	1,102,562	118,160	11%	375,510	34%
EBITDA	2,007,702	1,910,611	97,091	5%	2,601,645	(691,034)	-27%	(593,943)	-23%
Adjusted EBITDA	2,122,399	1,913,546	208,853	11%	2,048,412	(134,866)	-7%	73,987	4%
NOI	2,301,845	1,967,553	334,292	17%	2,008,144	(40,591)	-2%	293,701	15%

Per share data (fully diluted):
Net income attributable to common stockholders (1)	$0.30	$0.78	$(0.48)	-62%	$2.33	$(1.55)	-67%	$(2.03)	-87%
Funds from operations attributable to common stockholders	$3.18	$2.86	$0.32	11%	$2.64	$0.22	8%	$0.54	20%

Interest coverage ratio	3.73x	3.89x	-0.16x	-4%	5.04x	-1.15x	-23%	-1.31x	-26%
Fixed charge coverage ratio	3.37x	3.43x	-0.06x	-2%	4.49x	-1.06x	-24%	-1.12x	-25%
Adjusted interest coverage ratio	3.94x	3.89x	0.05x	1%	3.97x	-0.08x	-2%	-0.03x	-1%
Adjusted fixed charge coverage ratio	3.56x	3.43x	0.13x	4%	3.54x	-0.11x	-3%	0.02x	1%

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The following table represents the changes in outstanding common stock for the period from January 1, 2020 to December 31, 2022 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020	Totals
Beginning balance	447,239	417,401	410,257	410,257
Dividend reinvestment plan issuances	—	—	264	264
Redemption of OP Units and DownREIT Units	5	—	—	5
Option exercises	2	—	—	2
ATM Program issuances	43,093	29,667	6,800	79,560
Repurchase of common stock	—	—	(202)	(202)
Other, net	169	171	282	622
Ending balance	490,508	447,239	417,401	490,508

Weighted average number of shares outstanding:
Basic	462,185	424,976	415,451
Diluted	465,158	426,841	417,387
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
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment for the years presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2022	2021	$	%	2020	$	%	$	%
Revenues:
Resident fees and services	$4,173,711	$3,197,223	$976,488	31%	$3,074,022	$123,201	4%	$1,099,689	36%
Interest income	7,867	4,231	3,636	86%	618	3,613	585%	7,249	n/a
Other income	63,839	11,796	52,043	441%	7,223	4,573	63%	56,616	784%
Total revenues	4,245,417	3,213,250	1,032,167	32%	3,081,863	131,387	4%	1,163,554	38%
Property operating expenses	3,292,045	2,529,344	762,701	30%	2,326,311	203,033	9%	965,734	42%
NOI(1)	953,372	683,906	269,466	39%	755,552	(71,646)	-9%	197,820	26%
Other expenses:
Depreciation and amortization	854,800	593,565	261,235	44%	544,462	49,103	9%	310,338	57%
Interest expense	34,833	39,327	(4,494)	-11%	54,901	(15,574)	-28%	(20,068)	-37%
Loss (gain) on extinguishment of debt, net	386	(2,628)	3,014	115%	12,659	(15,287)	-121%	(12,273)	-97%
Provision for loan losses, net	1,039	394	645	164%	671	(277)	-41%	368	55%
Impairment of assets	13,146	22,317	(9,171)	-41%	100,741	(78,424)	-78%	(87,595)	-87%
Other expenses	66,026	27,132	38,894	143%	14,265	12,867	90%	51,761	363%
	970,230	680,107	290,123	43%	727,699	(47,592)	-7%	242,531	33%
Income (loss) from continuing operations before income taxes and other items	(16,858)	3,799	(20,657)	-544%	27,853	(24,054)	-86%	(44,711)	-161%
Income (loss) from unconsolidated entities	(53,318)	(39,225)	(14,093)	-36%	(33,857)	(5,368)	-16%	(19,461)	-57%
Gain (loss) on real estate dispositions, net	5,794	6,146	(352)	-6%	328,249	(322,103)	-98%	(322,455)	-98%
Income from continuing operations	(64,382)	(29,280)	(35,102)	-120%	322,245	(351,525)	-109%	(386,627)	-120%
Net income (loss)	(64,382)	(29,280)	(35,102)	-120%	322,245	(351,525)	-109%	(386,627)	-120%
Less: Net income (loss) attributable to noncontrolling interests	(16,258)	(2,224)	(14,034)	-631%	20,301	(22,525)	-111%	(36,559)	-180%
Net income (loss) attributable to common stockholders	$(48,124)	$(27,056)	$(21,068)	-78%	$301,944	$(329,000)	-109%	$(350,068)	-116%
 (1) See Non-GAAP Financial Measures below.
Resident fees and services and property operating expenses for the year ended December 31, 2022 increased compared to the prior year primarily due to acquisitions and construction conversions, including the acquisition of the Holiday Retirement portfolio on July 30, 2021 for a total purchase price of $1.6 billion. Additionally, our Seniors Housing Operating revenues are dependent on occupancy, which has steadily increased during 2022. As of December 31, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining activities. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2021	72.7%	73.0%	74.9%	76.3%
2022	76.3%	77.1%	78.0%	78.3%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in conjunction with the lease termination, during the year ended December 31, 2022 we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income, from the derecognition of the right of use asset and related lease liability.
Property-level operating expenses associated with the COVID-19 pandemic relating to our Seniors Housing Operating portfolio totaled $33,099,000, $63,681,000 and $110,719,000 for the years ended December 31, 2022, 2021 and 2020, respectively. These expenses were incurred as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective equipment ("PPE") and supplies. We expect total Seniors Housing Operating expenses to remain elevated as certain of these additional health and safety measures have become standard practice.
We received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. We recognized $38,607,000, $97,933,000 and $31,927,000 during the years ended December 31, 2022, 2021 and 2020, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income. Additionally, during the years ended

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2021 and 2020, we recognized $4,642,000 and $3,014,000, respectively, of government grant income in other income in our Consolidated Statements of Comprehensive Income.
The following is a summary of our SSNOI at Welltower's Share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2022	December 31, 2021	$	%	December 31, 2022	December 31, 2021	$	%
SSNOI(1)	$184,716	$155,608	$29,108	18.7%	$610,724	$548,872	$61,852	11.3%
(1) Relates to 654 properties for the QTD Pool and 514 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
During the year ended December 31, 2022, we recorded impairment charges of $13,146,000 related to one held for sale property in which the carrying value exceeded the estimated fair value less costs to sell. During the year ended December 31, 2021, we recorded impairment charges of $22,317,000 related to two held for use properties in which the carrying value exceeded the estimated fair value. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
Depreciation and amortization fluctuates as a result of acquisitions, disposition and transitions. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2022, we completed six Seniors Housing Operating construction projects representing $227,796,000 or $333,035 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects, excluding expansions, pending as of December 31, 2022 (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Location	Units/Beds	Commitment	Balance	Est. Completion(2)
New York	72	$42,669	$31,742	1Q23
Austin	196	39,500	26,555	1Q23 - 2Q23
Dallas	112	38,054	18,570	1Q23
Coventry	76	18,494	14,191	1Q23
Meadville, PA	128	13,996	13,996	1Q23
Dallas	47	13,940	7,118	1Q23
Charlotte	328	91,836	68,821	2Q23 - 3Q23
Austin	188	36,215	31,111	2Q23 - 3Q23
Barnstable Town, MA	120	31,761	31,761	2Q23
Hartford	128	22,362	22,362	2Q23
Hartford	122	20,949	20,949	2Q23
Boston	167	82,446	36,421	3Q23
Phoenix	199	54,754	23,282	3Q23 - 4Q23
Phoenix	204	53,400	24,576	3Q23 - 4Q23
Naples, FL	188	56,910	9,368	4Q23 - 1Q24
Tampa	206	52,493	8,376	4Q23 - 1Q24
Houston	130	32,075	12,504	4Q23 - 1Q24
Kansas City	134	21,279	21,279	4Q23
Cincinnati	122	18,206	5,808	1Q24
Dallas	52	16,531	5,511	1Q24 - 2Q24
Washington D.C.	302	173,548	82,606	2Q24
Boston	160	148,590	72,106	2Q24
Washington D.C.	137	126,200	43,966	2Q24
Killeen, TX	256	66265	9,175	3Q24
	3,774	$1,272,473	642,154
Austin(1)			5,360
Austin(1)			4,161
Baltimore(1)			10,741
Boise, ID(1)			35,557
Boise, ID(1)			13,323
Boise, ID(1)			5,889
Boston(1)			10,416
Columbus, OH(1)			15,742
Dallas(1)			4,642
Detroit(1)			1,931
Kansas City(1)			15,869
Raleigh, NC(1)			3,733
Sacramento(1)			5,160
Sherman, TX(1)			5,947
Toronto(1)			49,702
Total			$830,327

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$1,599,522	2.81%	$1,706,189	3.05%	$2,115,037	3.54%
Debt transferred in	32,478	4.79%	—	—%	—	—%
Debt issued	113,183	4.71%	23,569	2.83%	62,055	2.55%
Debt assumed	288,522	4.38%	—	—%	—	—%
Debt extinguished	(227,910)	4.34%	(77,959)	6.14%	(441,208)	2.18%
Principal payments	(47,399)	3.27%	(50,603)	3.03%	(48,498)	3.30%
Foreign currency	(56,457)	3.27%	(1,674)	2.67%	18,803	2.93%
Ending balance	$1,701,939	4.32%	$1,599,522	2.81%	$1,706,189	3.05%

Monthly averages	$1,637,810	3.43%	$1,649,485	2.88%	$1,875,910	3.19%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income from unconsolidated entities recognized during the year ended December 31, 2021 includes a gain recognized from the sale of a home health business owned by one of our unconsolidated entities. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures. The decrease compared to the year ended December 31, 2021 relates primarily to our partners' share of reserves for previously recognized straight-line receivables.
Triple-net
The following is a summary of our results of operations for the Triple-net segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2022	2021	$	%	2020	$	%	$	%
Revenues:
Rental income	$782,329	$761,441	$20,888	3%	$733,776	$27,665	4%	$48,553	7%
Interest income	142,402	124,540	17,862	14%	62,625	61,915	99%	79,777	127%
Other income	6,776	4,603	2,173	47%	4,903	(300)	-6%	1,873	38%
Total revenues	931,507	890,584	40,923	5%	801,304	89,280	11%	130,203	16%
Property operating expenses	44,483	49,462	(4,979)	-10%	53,183	(3,721)	-7%	(8,700)	-16%
NOI(1)	887,024	841,122	45,902	5%	748,121	93,001	12%	138,903	19%
Other expenses:
Depreciation and amortization	215,887	220,699	(4,812)	-2%	232,604	(11,905)	-5%	(16,717)	-7%
Interest expense	963	6,376	(5,413)	-85%	9,477	(3,101)	-33%	(8,514)	-90%
Loss (gain) on derivatives and financial instruments, net	8,334	(7,333)	15,667	214%	11,049	(18,382)	-166%	(2,715)	-25%
Loss (gain) on extinguishment of debt, net	80	—	80	n/a	—	—	n/a	80	n/a
Provision for loan losses, net	9,289	10,339	(1,050)	-10%	90,563	(80,224)	-89%	(81,274)	-90%
Impairment of assets	3,595	26,579	(22,984)	-86%	34,867	(8,288)	-24%	(31,272)	-90%
Other expenses	13,043	4,189	8,854	211%	22,923	(18,734)	-82%	(9,880)	-43%
	251,191	260,849	(9,658)	-4%	401,483	(140,634)	-35%	(150,292)	-37%
Income from continuing operations before income taxes and other items	635,833	580,273	55,560	10%	346,638	233,635	67%	289,195	83%
Income (loss) from unconsolidated entities	34,495	20,687	13,808	67%	18,462	2,225	12%	16,033	87%
Gain (loss) on real estate dispositions, net	16,648	135,881	(119,233)	-88%	64,288	71,593	111%	(47,640)	-74%
Income from continuing operations	686,976	736,841	(49,865)	-7%	429,388	307,453	72%	257,588	60%
Net income	686,976	736,841	(49,865)	-7%	429,388	307,453	72%	257,588	60%
Less: Net income attributable to noncontrolling interests	28,958	35,653	(6,695)	-19%	39,985	(4,332)	-11%	(11,027)	-28%
Net income attributable to common stockholders	$658,018	$701,188	$(43,170)	-6%	$389,403	$311,785	80%	$268,615	69%
(1) See Non-GAAP Financial Measures below.
Rental income has increased primarily due to the timing of the establishment of reserves for straight-line rent receivable balances relating to leases for which collection of substantially all contractual lease payments is no longer deemed probable. During the year ended December 31, 2021, we recorded reserves for previously recognized straight-line rent receivables of $49,241,000 which resulted in reduced rental income for the period. Offsetting the impact of straight-line changes, we have disposed of ten properties with a book value of $89,827,000 during 2022 and 51 properties with a book value of $486,369,000 during 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the year ended December 31, 2022, we had 50 leases with rental rate increasers ranging from 0.26% to 57.76% in our Triple-net portfolio. Our Triple-net operators are experiencing similar impacts on occupancy and operating costs due to the COVID-19 pandemic as described above with respect to our Seniors Housing Operating properties. Long-term/post-acute facilities have generally experienced a higher degree of occupancy declines, which in some cases impacted the ability of our Triple-net operators to make contractual rent payments to us. However, many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and Provider Relief Fund.
The increase to interest income during the year ended December 31, 2022 is primarily driven by interest recognized on senior loan financings of £540,000,000 made to affiliates of Safanad as part of the recapitalization of its investment in HC-One Group during the second quarter of 2021. Additionally, during the year ended December 31, 2021, we recognized a provision for loan losses under the current expected credit losses accounting standard, primarily related to the initial recognition of that loan. The provision for loan loss recognized during the year ended December 31, 2022 is primarily related to $11,714,000 of specific reserves recognized on a held to maturity debt security, offset by the release of previously established allowances for credit losses due to loan repayments.
The following is a summary of our SSNOI at Welltower's Share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2022	December 31, 2021	$	%	December 31, 2022	December 31, 2021	$	%
SSNOI(1)	$127,296	$122,059	$5,237	4.3%	$455,823	$433,826	$21,997	5.1%
(1) Relates to 427 properties for the QTD Pool and 398 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
Depreciation and amortization fluctuate as a result of the acquisitions, dispositions and transitions of triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2022, we recorded impairment charges of $3,595,000 related to two held for use properties. During the year ended December 31, 2021, we recorded impairment charges of $26,579,000 related to four held for sale or sold properties and two held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
During the year ended December 31, 2022, there were no Triple-net construction projects completed; however, four projects transitioned out of the Triple-net segment and into the Seniors Housing Operating segment. Additionally, one project transitioned from consolidated to unconsolidated. The following is a summary of our consolidated Triple-net construction projects, excluding expansions, pending as of December 31, 2022 (dollars in thousands):

Location	Units/Beds	Commitment	Balance	Est. Completion
Raleigh	191	$154,142	$120,011	2Q23
During the years ended December 31, 2022 and 2021, loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the Safanad/HC-One transaction that closed in the second quarter of 2021. In addition, the mark-to-market adjustment on our Genesis Healthcare available-for-sale investment is reflected in all periods.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$72,536	4.57%	$123,652	4.91%	$306,038	3.60%
Debt assumed	39,574	16.68%	—	—%	—	—%
Debt extinguished	(39,574)	16.68%	(46,402)	5.43%	(176,875)	2.03%
Debt transferred out	(32,478)	4.79%	—	—%	—	—%
Principal payments	(879)	4.37%	(4,679)	5.14%	(4,376)	5.16%
Foreign currency	—	—%	(35)	5.43%	(1,135)	2.97%
Ending balance	$39,179	4.39%	$72,536	4.57%	$123,652	4.91%

Monthly averages	$39,584	4.39%	$117,966	4.90%	$215,796	3.85%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The increase in income from unconsolidated entities during the year ended December 31, 2022 is primarily related to the write off of a right of use asset and related lease liability on an unconsolidated joint venture that was restructured during the year. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner. The decrease in net income attributable to noncontrolling interests for the year ended December 31, 2022 compared to 2021 is related to the increase in ownership in existing Triple-net joint ventures.
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2022	2021	$	%	2020	$	%	$	%
Revenues:
Rental income	$669,457	$613,254	$56,203	9%	$709,584	$(96,330)	-14%	$(40,127)	-6%
Interest income	302	8,792	(8,490)	-97%	5,913	2,879	49%	(5,611)	-95%
Other income	8,998	13,243	(4,245)	-32%	4,522	8,721	193%	4,476	99%
Total revenues	678,757	635,289	43,468	7%	720,019	(84,730)	-12%	(41,262)	-6%
Property operating expenses	205,997	186,939	19,058	10%	214,948	(28,009)	-13%	(8,951)	-4%
NOI(1)	472,760	448,350	24,410	5%	505,071	(56,721)	-11%	(32,311)	-6%
Other expenses:
Depreciation and amortization	239,681	223,302	16,379	7%	261,371	(38,069)	-15%	(21,690)	-8%
Interest expense	18,078	17,506	572	3%	17,579	(73)	—%	499	3%
Loss (gain) on extinguishment of debt, net	15	(4)	19	475%	1,046	(1,050)	-100%	(1,031)	-99%
Provision for loan losses, net	(8)	(3,463)	3,455	100%	3,202	(6,665)	-208%	(3,210)	-100%
Impairment of assets	761	2,211	(1,450)	-66%	—	2,211	n/a	761	n/a
Other expenses	2,537	2,523	14	1%	8,218	(5,695)	-69%	(5,681)	-69%
	261,064	242,075	18,989	8%	291,416	(49,341)	-17%	(30,352)	-10%
Income from continuing operations before income taxes and other item	211,696	206,275	5,421	3%	213,655	(7,380)	-3%	(1,959)	-1%
Income (loss) from unconsolidated entities	(2,467)	(4,395)	1,928	44%	7,312	(11,707)	-160%	(9,779)	-134%
Gain (loss) on real estate dispositions, net	(6,399)	93,348	(99,747)	-107%	695,918	(602,570)	-87%	(702,317)	-101%
Income from continuing operations	202,830	295,228	(92,398)	-31%	916,885	(621,657)	-68%	(714,055)	-78%
Net income (loss)	202,830	295,228	(92,398)	-31%	916,885	(621,657)	-68%	(714,055)	-78%
Less: Net income (loss) attributable to noncontrolling interests	7,180	4,916	2,264	46%	(278)	5,194	n/a	7,458	n/a
Net income (loss) attributable to common stockholders	$195,650	$290,312	$(94,662)	-33%	$917,163	$(626,851)	-68%	$(721,513)	-79%
(1) See Non-GAAP Financial Measures below.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2021 and 2022. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the year ended December 31, 2022, our consolidated Outpatient Medical portfolio signed 435,000 square feet of new leases and 1,826,000 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $38.19 per square foot and tenant improvement and lease commission costs of $26.77 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 7.0%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The decrease in interest income for the year ended December 31, 2022 is due primarily to a $178,207,000 first mortgage initiated in August 2020, which was subsequently repaid in full in June of 2021, resulting in the reversal of the previously established allowance for credit losses.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2021 and 2022. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
The following is a summary of our SSNOI at Welltower Share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2022	December 31, 2021	$	%	December 31, 2022	December 31, 2021	$	%
SSNOI(1)	$107,867	$105,260	$2,607	2.5%	$403,520	$395,379	$8,141	2.1%
(1) Relates to 361 properties for the QTD Pool and 349 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
During the year ended December 31, 2022, we recognized an impairment charge of $761,000 related to one held for use property. During the year ended December 31, 2021, we recognized an impairment charge of $2,211,000 related to one held for sale property. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.
During the year ended December 31, 2022, we completed two Outpatient Medical construction projects representing $44,778,000 or $383 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects, excluding expansions, pending as of December 31, 2022 (dollars in thousands):

Location	Square Feet	Commitment	Balance	Est. Completion
Houston	16,835	$9,935	$5,796	1Q23
Beaumont-Port Arthur, TX	33,000	11,822	5,525	2Q23
Houston	16,830	9,077	4,328	2Q23
	66,665	$30,834	15,649
Charlotte, NC(1)			33,376
			$49,025

(1) Final square feet, commitment amount and expected conversion date not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$530,254	3.49%	$548,229	3.55%	$572,267	3.97%
Debt extinguished	(131,582)	4.26%	(7,670)	5.64%	(14,205)	5.34%
Principal payments	(9,836)	4.45%	(10,305)	4.43%	(9,833)	4.60%
Ending balance	$388,836	4.38%	$530,254	3.49%	$548,229	3.55%

Monthly averages	$485,161	3.89%	$540,947	3.52%	$562,017	3.72%
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
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2022	2021	$	%	2020	$	%	$	%
Revenues:
Other income	$4,934	$2,992	$1,942	65%	$2,781	$211	8%	$2,153	77%
Total revenues	4,934	2,992	1,942	65%	2,781	211	8%	2,153	77%
Property operating expenses	16,245	8,817	7,428	84%	3,381	5,436	161%	12,864	380%
NOI(1)	(11,311)	(5,825)	(5,486)	-94%	(600)	(5,225)	-871%	(10,711)	n/a
Other expenses:
Interest expense	475,645	426,644	49,001	11%	432,431	(5,787)	-1%	43,214	10%
General and administrative expenses	150,390	126,727	23,663	19%	128,394	(1,667)	-1%	21,996	17%
Loss (gain) on extinguishments of debt, net	199	52,506	(52,307)	-100%	33,344	19,162	57%	(33,145)	-99%
Other expenses	20,064	7,895	12,169	154%	24,929	(17,034)	-68%	(4,865)	-20%
Total expenses	646,298	613,772	32,526	5%	619,098	(5,326)	-1%	27,200	4%
Loss from continuing operations before income taxes and other items	(657,609)	(619,597)	(38,012)	-6%	(619,698)	101	—%	(37,911)	-6%
Income tax (expense) benefit	(7,247)	(8,713)	1,466	17%	(9,968)	1,255	13%	2,721	27%
Loss from continuing operations	(664,856)	(628,310)	(36,546)	-6%	(629,666)	1,356	—%	(35,190)	-6%
Net loss attributable to common stockholders	$(664,856)	$(628,310)	$(36,546)	-6%	$(629,666)	$1,356	—%	$(35,190)	-6%
(1) See Non-GAAP Financial Measures below.
Property operating expenses represent insurance costs related to our captive insurance company formed as of July 1, 2020, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2022	2021	$	%	2020	$	%	$	%
Senior unsecured notes	$436,185	$401,247	$34,938	9%	$400,014	$1,233	—%	$36,171	9%
Unsecured credit facility and commercial paper program	19,576	6,759	12,817	190%	15,313	(8,554)	-56%	4,263	28%
Loan expense	19,884	18,638	1,246	7%	17,104	1,534	9%	2,780	16%
Totals	$475,645	$426,644	$49,001	11%	$432,431	$(5,787)	-1%	$43,214	10%
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
General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2022, 2021 and 2020 were 2.57%, 2.67% and 2.79%, respectively. Other expenses includes non-capitalizable legal expenses, including related to our umbrella partnership REIT reorganization during 2022. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.
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
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to operators, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or eight full quarters after acquisition or being placed into service for the QTD Pool and the YTD Pool, respectively. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or eight full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or eight full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or eight full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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

	Year Ended December 31,
FFO Reconciliation:	2022	2021	2020
Net income attributable to common stockholders	$141,214	$336,138	$978,844
Depreciation and amortization	1,310,368	1,037,566	1,038,437
Impairment of assets	17,502	51,107	135,608
Loss (gain) on real estate dispositions, net	(16,043)	(235,375)	(1,088,455)
Noncontrolling interests	(56,529)	(54,190)	(23,968)
Unconsolidated entities	81,560	85,476	62,096
Funds from operations attributable to common stockholders	$1,478,072	$1,220,722	$1,102,562

Average diluted shares outstanding:	465,158	426,841	417,387

Per diluted share data:
Net income attributable to common stockholders(1)	$0.30	$0.78	$2.33
Funds from operations attributable to common stockholders	$3.18	$2.86	$2.64

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

The following tables reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the years presented. Dollar amounts are in thousands.

	Year Ended December 31,
NOI Reconciliation:	2022	2021	2020
Net income (loss)	$160,568	$374,479	$1,038,852
Loss (gain) on real estate dispositions, net	(16,043)	(235,375)	(1,088,455)
Loss (income) from unconsolidated entities	21,290	22,933	8,083
Income tax expense (benefit)	7,247	8,713	9,968
Other expenses	101,670	41,739	70,335
Impairment of assets	17,502	51,107	135,608
Provision for loan losses, net	10,320	7,270	94,436
Loss (gain) on extinguishment of debt, net	680	49,874	47,049
Loss (gain) on derivatives and financial instruments, net	8,334	(7,333)	11,049
General and administrative expenses	150,390	126,727	128,394
Depreciation and amortization	1,310,368	1,037,566	1,038,437
Interest expense	529,519	489,853	514,388
Consolidated net operating income (NOI)	$2,301,845	$1,967,553	$2,008,144

NOI by segment:
Seniors Housing Operating	$953,372	$683,906	$755,552
Triple-net	887,024	841,122	748,121
Outpatient Medical	472,760	448,350	505,071
Non-segment/corporate	(11,311)	(5,825)	(600)
Total NOI	$2,301,845	$1,967,553	$2,008,144

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarterly NOI by Segment:
(in thousands)	Three Months Ended								Year Ended
	March 31,		June 30,		September 30,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Seniors Housing Operating:
Total revenues	$996,612	$726,402	$1,071,210	$742,549	$1,072,600	$839,519	$1,104,995	$904,780	$4,245,417	$3,213,250
Property operating expenses	789,928	555,968	789,299	582,361	841,914	666,610	870,904	724,405	3,292,045	2,529,344
Consolidated NOI	$206,684	$170,434	$281,911	$160,188	$230,686	$172,909	$234,091	$180,375	$953,372	$683,906

Triple-net:
Total revenues	$235,163	$168,482	$234,360	$238,941	$228,819	$239,985	$233,165	$243,176	$931,507	$890,584
Property operating expenses	11,211	12,841	11,491	12,627	11,495	11,664	10,286	12,330	44,483	49,462
Consolidated NOI	$223,952	$155,641	$222,869	$226,314	$217,324	$228,321	$222,879	$230,846	$887,024	$841,122

Outpatient Medical:
Total revenues	$163,323	$156,223	$166,322	$159,072	$172,178	$159,503	$176,934	$160,491	$678,757	$635,289
Property operating expenses	49,915	46,863	50,648	45,495	52,921	48,072	52,513	46,509	205,997	186,939
Consolidated NOI	$113,408	$109,360	$115,674	$113,577	$119,257	$111,431	$124,421	$113,982	$472,760	$448,350

Corporate:
Total revenues	$606	$955	$644	$430	$247	$790	$3,437	$817	$4,934	$2,992
Property operating expenses	2,615	1,654	2,645	2,174	5,850	3,054	5,135	1,935	16,245	8,817
Consolidated NOI	$(2,009)	$(699)	$(2,001)	$(1,744)	$(5,603)	$(2,264)	$(1,698)	$(1,118)	$(11,311)	$(5,825)

The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	850	570	323	1,743	850	570	323	1,743
Unconsolidated properties	104	39	79	222	104	39	79	222
Total properties	954	609	402	1,965	954	609	402	1,965
Recent acquisitions/development conversions(1)	(114)	(11)	(24)	(149)	(254)	(40)	(36)	(330)
Under development	(40)	—	(5)	(45)	(40)	—	(5)	(45)
Under redevelopment(2)	(4)	(3)	(4)	(11)	(4)	(3)	(4)	(11)
Current held for sale	(3)	(7)	(1)	(11)	(3)	(7)	(1)	(11)
Land parcels, loans and subleases	(24)	(8)	(7)	(39)	(24)	(8)	(7)	(39)
Transitions(3)	(108)	(150)	—	(258)	(108)	(150)	—	(258)
Other(4)	(7)	(3)	—	(10)	(7)	(3)	—	(10)
Same store properties	654	427	361	1,442	514	398	349	1,261

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

	QTD Pool		YTD Pool
	Three Months Ended		Twelve Months Ended
SSNOI Reconciliations:	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Seniors Housing Operating:
Consolidated NOI	$234,091	$180,375	$953,372	$683,906
NOI attributable to unconsolidated investments	11,291	10,713	47,190	44,470
NOI attributable to noncontrolling interests	(16,718)	(12,125)	(122,874)	(65,747)
Non-cash NOI attributable to same store properties	(196)	(662)	(747)	10,878
NOI attributable to non-same store properties	(46,511)	(22,024)	(270,363)	(121,779)
Currency and ownership adjustments (1)	2,759	(669)	4,146	(2,856)
SSNOI at Welltower Share	184,716	155,608	610,724	548,872

Triple-net:
Consolidated NOI	222,879	230,846	887,024	841,122
NOI attributable to unconsolidated investments	8,947	4,893	29,516	19,559
NOI attributable to noncontrolling interests	(9,555)	(13,600)	(41,099)	(48,892)
Non-cash NOI attributable to same store properties	(11,592)	(8,310)	(37,190)	(27,000)
NOI attributable to non-same store properties	(86,076)	(92,708)	(389,905)	(352,792)
Currency and ownership adjustments (1)	2,693	938	7,477	1,829
SSNOI at Welltower Share	127,296	122,059	455,823	433,826

Outpatient Medical:
Consolidated NOI	124,421	113,982	472,760	448,350
NOI attributable to unconsolidated investments	4,712	4,682	19,233	18,998
NOI attributable to noncontrolling interests	(5,576)	(4,896)	(22,089)	(18,645)
Non-cash NOI attributable to same store properties	(4,287)	(3,523)	(10,323)	(10,384)
NOI attributable to non-same store properties	(11,250)	(5,298)	(56,001)	(42,089)
Currency and ownership adjustments (1)	(153)	313	(60)	(851)
SSNOI at Welltower Share	107,867	105,260	403,520	395,379

SSNOI at Welltower Share:
Seniors Housing Operating	184,716	155,608	610,724	548,872
Triple-net	127,296	122,059	455,823	433,826
Outpatient Medical	107,867	105,260	403,520	395,379
Total	$419,879	$382,927	$1,470,067	$1,378,077

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

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2022	2021	2020
Net income (loss)	$160,568	$374,479	$1,038,852
Interest expense	529,519	489,853	514,388
Income tax expense (benefit)	7,247	8,713	9,968
Depreciation and amortization	1,310,368	1,037,566	1,038,437
EBITDA	2,007,702	1,910,611	2,601,645
Loss (income) from unconsolidated entities	21,290	22,933	8,083
Stock-based compensation expense	26,027	16,933	22,154
Loss (gain) on extinguishment of debt, net	680	49,874	47,049
Loss (gain) on real estate dispositions, net	(16,043)	(235,375)	(1,088,455)
Impairment of assets	17,502	51,107	135,608
Provision for loan losses, net	10,320	7,270	94,436
Loss (gain) on derivatives and financial instruments, net	8,334	(7,333)	11,049
Other expenses	101,670	41,739	70,335
Lease termination and leasehold interest adjustment (1)	(64,854)	760	—
Casualty losses, net of recoveries	10,391	5,786	—
Other impairment, net (2)	(620)	49,241	146,508
Adjusted EBITDA	$2,122,399	$1,913,546	$2,048,412

Adjusted Interest Coverage Ratio:
Interest expense	$529,519	$489,853	$514,388
Capitalized interest	30,491	19,352	17,472
Non-cash interest expense	(21,754)	(17,506)	(15,751)
Total interest	538,256	491,699	516,109
EBITDA	$2,007,702	$1,910,611	$2,601,645
Interest coverage ratio	3.73x	3.89x	5.04x
Adjusted EBITDA	$2,122,399	$1,913,546	$2,048,412
Adjusted interest coverage ratio	3.94x	3.89x	3.97x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$538,256	$491,699	$516,109
Secured debt principal payments	58,114	65,587	62,707
Total fixed charges	596,370	557,286	578,816
EBITDA	$2,007,702	$1,910,611	$2,601,645
Fixed charge coverage ratio	3.37x	3.43x	4.49x
Adjusted EBITDA	$2,122,399	$1,913,546	$2,048,412
Adjusted fixed charge coverage ratio	3.56x	3.43x	3.54x
(1) Represents revenues and property operating expenses associated with a leasehold portfolio interest relating to 26 properties assumed by a wholly-owned affiliate in conjunction with the Holiday Retirement transaction. Subsequent to the initial transaction, we purchased eight of the leased properties and one of the properties was sold by the landlord and removed from the lease. No rent was paid in excess of net cash flow relating to the leasehold properties and therefore, the net impact has been excluded from Adjusted EBITDA. Additionally, in conjunction with the lease termination, during the year ended December 31, 2022, we recognized $58,621,000 in other income from the derecognition of the right of use asset and related lease liability which has also been excluded from Adjusted EBITDA.
(2) Represents the changes in the reserve for straight-line rent receivables balances relating to leases placed on cash recognition.

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

	Year Ended December 31,
	2022	2021	2020
Book capitalization:
Unsecured credit facility and commercial paper	$—	$324,935	$—
Long-term debt obligations(1)	14,661,552	13,917,702	13,905,822
Cash and cash equivalents and restricted cash	(722,292)	(346,755)	(2,021,043)
Total net debt	13,939,260	13,895,882	11,884,779
Total equity and noncontrolling interests(2)	21,393,996	18,997,873	17,225,062
Book capitalization	$35,333,256	$32,893,755	$29,109,841
Net debt to book capitalization ratio	39.5%	42.2%	40.8%

Undepreciated book capitalization:
Total net debt	$13,939,260	$13,895,882	$11,884,779
Accumulated depreciation and amortization	8,075,733	6,910,114	6,104,297
Total equity and noncontrolling interests(2)	21,393,996	18,997,873	17,225,062
Undepreciated book capitalization	$43,408,989	$39,803,869	$35,214,138
Net debt to undepreciated book capitalization ratio	32.1%	34.9%	33.8%

Market capitalization:
Common shares outstanding	490,509	447,239	417,401
Period end share price	$65.55	$85.77	$64.62
Common equity market capitalization	$32,152,865	$38,359,689	$26,972,453
Total net debt	13,939,260	13,895,882	11,884,779
Noncontrolling interests(2)	1,099,182	1,361,872	1,252,343
Market capitalization:	$47,191,307	$53,617,443	$40,109,575
Net debt to market capitalization ratio	29.5%	25.9%	29.6%
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

Quarterly, we evaluate our real estate investments on a property by property basis to determine if there are indicators of impairment. These indicators may include expected operational performance, the tenant's ability to make rent payments, a decision to dispose of an asset before the end of its estimated useful life and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, an undiscounted cash flow analysis will be prepared to determine if the value of the real property will be recoverable. If the real property will not be recoverable, the carrying value of the property is reduce to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value. This analysis requires us to use judgment in determining whether indicators of impairment exist and to estimate the expected future undiscounted cash flows or estimated fair values of the property. Properties that meet the held for sale criteria are recorded at the lesser of the fair value less costs to sell or carrying value.

At December 31, 2022, our net real property owned was approximately $32,925,033,000. During the year ended December 31, 2022, we recorded impairment charges of $13,146,000 related to one Seniors Housing Operating property which was classified as held for sale for which the carrying values exceeded the fair values less costs to sell. Additionally, we recorded $4,356,000 of impairment charges related to two Triple-net properties and one Outpatient Medical property that were held for use in which the carrying values exceeded the estimated fair values.
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

During the year ended December 31, 2022, we completed $2,306,020,000 of real estate acquisitions. These transactions were accounted for as asset acquisitions and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed.

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

We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, our ability to direct the activities that most significantly impact the entity's economic performance, our form of ownership interest, our representation on the entity's governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the VIE, our assumptions may be different and may result in the identification of a different primary beneficiary.
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

During the year ended December 31, 2022, we recognized provision for loan losses of $10,320,000, which includes a specific reserve for a Triple-net held to maturity debt security, offset by changes in the reserve based on our historical loss experience.

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

	December 31, 2022		December 31, 2021
	Principal balance	Change in fair value	Principal balance	Change in fair value
Senior unsecured notes	$10,839,782	$(488,159)	$11,002,297	$(1,059,031)
Secured debt	1,448,567	(36,654)	1,490,708	(44,222)
Totals	$12,288,349	$(524,813)	$12,493,005	$(1,103,253)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At December 31, 2022, we had $2,426,134,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $24,261,000. At December 31, 2021, we had $1,742,268,000 of outstanding variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $17,423,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the year ended December 31, 2022, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $8,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	December 31, 2022		December 31, 2021
	Carrying value	Change in fair value	Carrying value	Change in fair value
Foreign currency exchange contracts	$190,418	$14,238	$32,280	$19,740
Debt designated as hedges	1,452,832	14,528	1,613,164	16,132
Totals	$1,643,250	$28,766	$1,645,444	$35,872

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Welltower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
    Impairment of Real Property
Description of the Matter    At December 31, 2022, the Company’s net real property owned was approximately $32.9 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews its real property quarterly on a property-by-property basis to determine if facts and circumstances suggest that the real property may be impaired. If the undiscounted cash flows indicate that the real property will not be recoverable, the carrying value of the real property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.
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

    Real Estate Acquisitions
Description of the Matter    During the year ended December 31, 2022, the Company completed approximately $2.3 billion of real estate acquisitions. As disclosed in Note 3 of the consolidated financial statements, the total purchase price for all properties acquired has been allocated to the related real estate acquired (tangible assets and identifiable intangible assets and liabilities) based upon their relative fair values.
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
Toledo, Ohio
February 21, 2023

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	December 31, 2022	December 31, 2021
Assets
Real estate investments:
Real property owned:
Land and land improvements	$4,249,834	$3,968,430
Buildings and improvements	33,651,336	31,062,203
Acquired lease intangibles	1,945,458	1,789,628
Real property held for sale, net of accumulated depreciation	133,058	134,097
Construction in progress	1,021,080	651,389
Less accumulated depreciation and amortization	(8,075,733)	(6,910,114)
Net real property owned	32,925,033	30,695,633
Right of use assets, net	323,942	522,796
Real estate loans receivable, net of credit allowance	890,844	1,068,681
Net real estate investments	34,139,819	32,287,110
Other assets:
Investments in unconsolidated entities	1,499,790	1,039,043
Goodwill	68,321	68,321
Cash and cash equivalents	631,681	269,265
Restricted cash	90,611	77,490
Straight-line rent receivable	322,173	365,643
Receivables and other assets	1,140,838	803,453
Total other assets	3,753,414	2,623,215
Total assets	$37,893,233	$34,910,325

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$324,935
Senior unsecured notes	12,437,273	11,613,758
Secured debt	2,110,815	2,192,261
Lease liabilities	415,824	545,944
Accrued expenses and other liabilities	1,535,325	1,235,554
Total liabilities	16,499,237	15,912,452

Redeemable noncontrolling interests	384,443	401,294

Equity:
Common stock	491,919	448,605
Capital in excess of par value	26,742,750	23,133,641
Treasury stock	(111,001)	(107,750)
Cumulative net income	8,804,950	8,663,736
Cumulative dividends	(15,514,097)	(14,380,915)
Accumulated other comprehensive income (loss)	(119,707)	(121,316)
Total Welltower Inc. stockholders’ equity	20,294,814	17,636,001
Noncontrolling interests	714,739	960,578
Total equity	21,009,553	18,596,579
Total liabilities and equity	$37,893,233	$34,910,325
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Resident fees and services	$4,173,711	$3,197,223	$3,074,022
Rental income	1,451,786	1,374,695	1,443,360
Interest income	150,571	137,563	69,156
Other income	84,547	32,634	19,429
Total revenues	5,860,615	4,742,115	4,605,967
Expenses:
Property operating expenses	3,558,770	2,774,562	2,597,823
Depreciation and amortization	1,310,368	1,037,566	1,038,437
Interest expense	529,519	489,853	514,388
General and administrative expenses	150,390	126,727	128,394
Loss (gain) on derivatives and financial instruments, net	8,334	(7,333)	11,049
Loss (gain) on extinguishment of debt, net	680	49,874	47,049
Provision for loan losses, net	10,320	7,270	94,436
Impairment of assets	17,502	51,107	135,608
Other expenses	101,670	41,739	70,335
Total expenses	5,687,553	4,571,365	4,637,519

Income (loss) from continuing operations before income taxes and other items	173,062	170,750	(31,552)
Income tax (expense) benefit	(7,247)	(8,713)	(9,968)
Income (loss) from unconsolidated entities	(21,290)	(22,933)	(8,083)
Gain (loss) on real estate dispositions, net	16,043	235,375	1,088,455
Income (loss) from continuing operations	160,568	374,479	1,038,852

Net income	160,568	374,479	1,038,852
Less: Net income (loss) attributable to noncontrolling interests(1)	19,354	38,341	60,008
Net income (loss) attributable to common stockholders	$141,214	$336,138	$978,844

Weighted average number of common shares outstanding:
Basic	462,185	424,976	415,451
Diluted	465,158	426,841	417,387

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.35	$0.88	$2.50
Net income (loss) attributable to common stockholders	$0.31	$0.79	$2.36

Diluted:
Income (loss) from continuing operations	$0.35	$0.88	$2.49
Net income (loss) attributable to common stockholders(2)	$0.30	$0.78	$2.33
(1) Includes amounts attributable to redeemable noncontrolling interests
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$160,568	$374,479	$1,038,852

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(466,910)	(52,826)	103,612
Derivative and financial instruments designated as hedges gain (loss)	442,620	79,702	(134,369)
Total other comprehensive income (loss)	(24,290)	26,876	(30,757)

Total comprehensive income (loss)	136,278	401,355	1,008,095
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(6,545)	38,029	65,598
Total comprehensive income (loss) attributable to common stockholders	$142,823	$363,326	$942,497
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY
WELLTOWER INC. AND SUBSIDIARIES

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2019	$411,005	$20,190,119	$(78,955)	$7,353,966	$(12,223,534)	$(112,157)	$966,183	$16,506,627
Cumulative change in accounting principle (Note 2)				(5,212)				(5,212)
Balances at January 1, 2020 (as adjusted for change in accounting principle)	411,005	20,190,119	(78,955)	7,348,754	(12,223,534)	(112,157)	966,183	16,501,415
Comprehensive income:
Net income (loss)				978,844			98,910	1,077,754
Other comprehensive income (loss)						(36,347)	5,493	(30,854)
Total comprehensive income								1,046,900
Net change in noncontrolling interests		18,158					(161,733)	(143,575)
Amounts related to stock incentive plans, net of forfeitures	622	27,666	(17,879)					10,409
Net proceeds from issuance of common stock	7,064	587,202						594,266
Conversion of preferred stock			(7,656)					(7,656)
Dividends paid:
Common stock dividends					(1,120,187)			(1,120,187)
Balances at December 31, 2020	418,691	20,823,145	(104,490)	8,327,598	(13,343,721)	(148,504)	908,853	16,881,572
Comprehensive income:
Net income (loss)				336,138			36,795	372,933
Other comprehensive income (loss)						27,188	(366)	26,822
Total comprehensive income								399,755
Net change in noncontrolling interests		(23,743)					15,296	(8,447)
Amounts related to stock incentive plans, net of forfeitures	246	18,087	(3,260)					15,073
Net proceeds from issuance of common stock	29,668	2,316,152						2,345,820
Dividends paid:
Common stock dividends					(1,037,194)			(1,037,194)
Balances at December 31, 2021	448,605	23,133,641	(107,750)	8,663,736	(14,380,915)	(121,316)	960,578	18,596,579
Comprehensive income:
Net income (loss)				141,214			36,151	177,365
Other comprehensive income (loss)						1,609	(24,161)	(22,552)
Total comprehensive income								154,813
Net change in noncontrolling interests		(88,756)					(210,974)	(299,730)
Adjustment to members' interest from change in ownership in Welltower OP		46,649					(46,649)	—
Redemption of OP Units and DownREIT Units	5	1,464					(206)	1,263
Amounts related to stock incentive plans, net of forfeitures	214	27,018	(3,251)					23,981
Net proceeds from issuance of common stock	43,095	3,622,734						3,665,829
Dividends paid:
Common stock dividends					(1,133,182)			(1,133,182)
Balances at December 31, 2022	$491,919	$26,742,750	$(111,001)	$8,804,950	$(15,514,097)	$(119,707)	$714,739	$21,009,553
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$160,568	$374,479	$1,038,852
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,310,368	1,037,566	1,038,437
Other amortization expenses	28,234	19,148	13,213
Provision for loan losses	10,320	7,270	94,436
Impairment of assets	17,502	51,107	135,608
Stock-based compensation expense	26,149	17,812	28,318
Loss (gain) on derivatives and financial instruments, net	8,334	(7,333)	11,049
Loss (gain) on extinguishment of debt, net	680	49,874	47,049
Loss (income) from unconsolidated entities	21,290	22,933	8,083
Rental income less than (in excess of) cash received	(108,883)	(30,820)	60,254
Amortization related to above (below) market leases, net	(1,693)	(3,536)	(1,870)
Loss (gain) on real estate dispositions, net	(16,043)	(235,375)	(1,088,455)
Distributions by unconsolidated entities	12,462	16,763	11,601
Increase (decrease) in accrued expenses and other liabilities	50,857	77,554	22,764
Decrease (increase) in receivables and other assets	(191,437)	(122,117)	(54,583)
Net cash provided from (used in) operating activities	1,328,708	1,275,325	1,364,756

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(2,306,020)	(4,084,174)	(903,756)
Cash disbursed for capital improvements to existing properties	(476,016)	(282,588)	(244,989)
Cash disbursed for construction in progress	(631,737)	(417,963)	(201,336)
Capitalized interest	(30,491)	(19,352)	(17,472)
Investment in loans receivable	(156,045)	(997,449)	(247,543)
Principal collected on loans receivable	196,310	343,260	31,548
Other investments, net of payments	(98,459)	(26,595)	7,726
Contributions to unconsolidated entities	(502,171)	(396,020)	(411,154)
Distributions by unconsolidated entities	37,571	286,772	48,195
Proceeds from (payments on) derivatives	63,747	7,519	(13,319)
Proceeds from sales of real property	199,496	1,070,322	4,300,028
Net cash provided from (used in) investing activities	(3,703,815)	(4,516,268)	2,347,928

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	(324,935)	324,935	(1,587,597)
Proceeds from issuance of senior unsecured notes	1,040,232	1,703,626	1,588,549
Payments to extinguish senior unsecured notes	—	(1,533,752)	(566,248)
Net proceeds from the issuance of secured debt	113,183	23,569	62,055
Payments on secured debt	(457,180)	(197,618)	(694,995)
Net proceeds from the issuance of common stock	3,667,854	2,348,201	595,313
Repurchase of common stock	—	—	(7,656)
Payments for deferred financing costs and prepayment penalties	(5,062)	(73,735)	(39,087)
Contributions by noncontrolling interests(1)	138,656	156,318	44,023
Distributions to noncontrolling interests(1)	(272,414)	(138,756)	(333,489)
Cash distributions to stockholders	(1,131,527)	(1,035,906)	(1,119,232)
Other financing activities	(7,530)	(9,218)	(22,494)
Net cash provided from (used in) financing activities	2,761,277	1,567,664	(2,080,858)
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(10,633)	(1,009)	3,451
Increase (decrease) in cash, cash equivalents and restricted cash	375,537	(1,674,288)	1,635,277
Cash, cash equivalents and restricted cash at beginning of period	346,755	2,021,043	385,766
Cash, cash equivalents and restricted cash at end of period	$722,292	$346,755	$2,021,043

Supplemental cash flow information:
Interest paid	$531,672	$492,742	$508,454
Income taxes paid (received)	3,435	(4,812)	13,671
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
As of May 24, 2022, we are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. For additional information on the UPREIT reorganization, please see our Current Reports on Form 8-K filed with the SEC on March 7, 2022, April 1, 2022 and May 25, 2022. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.855% during the period ended December 31, 2022. As of December 31, 2022, Welltower owned 99.751% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.249% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of our wholly-owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation. At inception of transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. Accounting Standards Codification Topic 810, Consolidations (“ASC 810”), requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance and the rights held by limited partners or non-managing members.
Revenue Recognition
For our Triple-net and Outpatient Medical segments, a significant source of our revenue is generated through leasing arrangements and accounted for under ASC 842, Leases ("ASC 842"). Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our Outpatient Medical portfolio typically include some form of operating expense reimbursement by the tenant. Certain payments made to operators are treated as lease incentives and amortized as a reduction of revenue over the lease term.
For our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and generally is recognized monthly as services are provided under ASC 606, Revenue from Contracts with Customers. Agreements with residents generally have varying terms and are cancellable by the resident with 30 days’ notice. Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. Management contracts are present in some of our joint venture agreements to provide asset and property management, leasing, marketing and other services and are recognized monthly as services are provided.
Our Seniors Housing Operating segment also contains continuing care retirement communities, which operate as entrance fee communities. The entrance fee communities offer different contracts which vary in terms of how much of the entrance fee is considered to be refundable upon move-out, temporarily refundable until a period of time has passed, or nonrefundable. Refundable entrance fees are recorded as a payable within the accrued expenses and other liabilities line item of our Consolidated Balance Sheets. Nonrefundable entrance fees are recorded as deferred revenue within the same line item and are recognized into revenue over the estimated remaining stay of the resident. We use a third party actuarial expert to determine the estimated remaining stay of each resident based on demographic data.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income on loans is recognized as earned based upon the principal amount outstanding, subject to an evaluation of collectability risk.
We recognize gains on the disposition of real estate when control transfers to the buyer, generally when consideration and title are exchanged and the risks and rewards of ownership transfer. We recognize losses from dispositions of real estate when known.
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
Deferred Loan Expenses
Deferred loan expenses are costs incurred by us in connection with the issuance, assumption and amendments of debt arrangements. Deferred loan expenses related to debt instruments, excluding the primary unsecured credit facility, are recorded as a reduction of the related debt liability. Deferred loan expenses related to the primary unsecured credit facility are included in receivables and other assets. We amortize these costs over the term of the debt using the straight-line method, which approximates the effective interest method.
Investments in Unconsolidated Entities
Investments in entities that we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based upon their respective stated ownership. In other instances, net income or loss may be allocated between the partners in the joint venture based on the hypothetical liquidation at book value method ("HLBV method"). Under the HLBV method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of the underlying investment at book value.
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
Welltower OP Noncontrolling Interests
Members of Welltower OP other than Welltower have the right under the limited liability company agreement to redeem their Class A Common Units ("OP Units") for shares of Welltower common stock or cash, at Welltower's sole discretion, as the initial member. Accordingly, we classify the non-Welltower OP Units held by such other members in permanent equity because Welltower may elect to issue shares of Welltower common stock to the non-Welltower members who choose to redeem their OP Units rather than using cash.
Redeemable Noncontrolling Interests
Certain noncontrolling interests are redeemable at fair value. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and dividends or (ii) the redemption value. If the interests are redeemable in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately four years. In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, on the balance sheet. At December 31, 2022, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $384,443,000 by $65,575,000.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We entered into certain DownREIT partnerships which give a real estate seller the ability to exchange its property on a tax deferred basis for equity membership interests (“DownREIT Units”). The DownREIT Units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.
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
Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Unearned revenue	$432,941	$335,891
Other liabilities	311,506	180,663
Accounts payable	216,732	174,798
Taxes payable	144,021	117,013
Other accrued expenses	135,944	135,042
Accrued payroll	120,713	141,694
Accrued interest	117,741	111,157
Derivative liabilities	55,727	39,296
Total	$1,535,325	$1,235,554

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the IRC, commencing with our first taxable year, and made no provision for U.S. federal income tax purposes prior to our acquisition of our taxable REIT subsidiaries (“TRSs”). As a result of these, as well as subsequent acquisitions, we now record income tax expense or benefit with respect to certain of our entities that are taxed as TRSs under provisions similar to those applicable to regular corporations and not under the REIT provisions. We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. See Note 19 for additional information.
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
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding for the period adjusted for non-vested shares of restricted stock. The computation of diluted earnings per share is similar to basic earnings per share, except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Additionally, net income (loss) allocated to OP Units and DownREIT Units (discussed above) has been included in the numerator and redeemable common stock related to the OP Units and DownREIT Units have been included in the denominator for the purpose of computing diluted earnings per share.
Reclassifications
Certain amounts in prior years have been reclassified to conform to current year presentation.
Impact of COVID-19 Pandemic & Government Assistance
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the impact of new variants, the effectiveness of vaccines, and the overall pace of recovery, among others. The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the future.
Our Seniors Housing Operating revenues are dependent on occupancy. As of December 31, 2022, nearly all communities are open for new admissions and allowing visitors, in-person tours and communal dining and activities. Average occupancy is as follows (unaudited):

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2021	72.7%	73.0%	74.9%	76.3%
2022	76.3%	77.1%	78.0%	78.3%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Property-level operating expenses associated with the COVID-19 pandemic related to our Seniors Housing Operating portfolio totaled $33,099,000, $63,681,000 and $110,719,000 for the years ended December 31, 2022, 2021 and 2020, respectively. These expenses were incurred as a result of public health measures and other regulations affecting our properties, as well as additional health and safety measures adopted by us and our operators related to the COVID-19 pandemic, including increases in labor and property cleaning expenses and expenditures related to our efforts to procure personal protective

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment and supplies. We expect total Seniors Housing Operating expenses to remain elevated during the pandemic and potentially beyond as these additional health and safety measures become standard practice.
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the years ended December 31, 2022, 2021 and 2020, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. Grant income is recognized when there is reasonable assurance that the grant will be received and the Company will comply with all conditions attached to the grant. For the years ended December 31, 2022, 2021 and 2020 we recognized $38,607,000, $97,933,000 and $31,927,000, respectively, of government grant income as a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income. Additionally, for the years ended December 31, 2021 and 2020, we recognized $4,642,000 and $3,014,000, respectively, of government grant income in other income in our Consolidated Statements of Comprehensive Income. The amount of qualifying expenditures and lost revenue exceeded grant income recognized and we believe we have complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts received are subject to recapture.
Our Triple-net operators have experienced similar occupancy trends as our Seniors Housing Operating properties. Additionally, long-term/post-acute care facilities have generally experienced a higher degree of occupancy declines. These factors may continue to impact the ability of our Triple-net operators to make contractual rent payments to us in the future. Many of our Triple-net operators received funds under the CARES Act Paycheck Protection Program and Provider Relief Fund.
New Accounting Standards
•In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provides updated disclosure requirements. The ASU is effective for public business entities beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this standard did not have a significant impact on our consolidated financial statements.
•In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which increases the transparency of government assistance including the disclosure of the types of assistance, an entity's accounting for assistance and the effect of the assistance on an entity's financial statements. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures.
•In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. An example of such reform is the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. In December 2022, the FASB extended the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. We continue to monitor developments related to the LIBOR transition and identification of an alternative, market-accepted rate.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Year Ended December 31, 2022
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$206,618	$7,536	$68,379	$282,533
Buildings and improvements	2,067,051	59,248	253,358	2,379,657
Acquired lease intangibles	129,429	—	35,316	164,745
Construction in progress	108,141	—	—	108,141
Right of use assets, net	169	—	3,852	4,021
Total net real estate assets	2,511,408	66,784	360,905	2,939,097
Receivables and other assets	14,406	—	501	14,907
Total assets acquired(1)	2,525,814	66,784	361,406	2,954,004
Secured debt	(279,788)	(39,574)	—	(319,362)
Lease liabilities	—	—	(3,852)	(3,852)
Accrued expenses and other liabilities	(112,962)	(1,428)	(1,414)	(115,804)
Total liabilities acquired	(392,750)	(41,002)	(5,266)	(439,018)
Noncontrolling interests(2)	(115,112)	(4)	(1,095)	(116,211)
Non-cash acquisition related activity(3)	(64,975)	(27,780)	—	(92,755)
Cash disbursed for acquisitions	1,952,977	(2,002)	355,045	2,306,020
Construction in progress additions	489,001	83,368	91,662	664,031
Less: Capitalized interest	(24,432)	(4,210)	(1,849)	(30,491)
Accruals(4)	(4,621)	—	2,818	(1,803)
Cash disbursed for construction in progress	459,948	79,158	92,631	631,737
Capital improvements to existing properties	352,099	48,052	75,865	476,016
Total cash invested in real property, net of cash acquired	$2,765,024	$125,208	$523,541	$3,413,773
(1) Excludes $6,563,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests. For the year ended December 31, 2022, 1,227,000 OP Units were issued as a component of funding for certain transactions.
(3) Relates to the acquisition of assets previously financed as loans receivable and the acquisition of assets previously recognized as investments in unconsolidated entities.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$449,335	$88,839	$64,843	$603,017
Buildings and improvements	2,347,609	809,328	313,864	3,470,801
Acquired lease intangibles	264,589	—	24,751	289,340
Right of use assets, net	77,455	—	—	77,455
Total net real estate assets	3,138,988	898,167	403,458	4,440,613
Receivables and other assets	6,096	411	3,534	10,041
Total assets acquired(1)	3,145,084	898,578	406,992	4,450,654
Lease liabilities	(138,126)	—	—	(138,126)
Accrued expenses and other liabilities	(191,454)	(8,703)	(266)	(200,423)
Total liabilities acquired	(329,580)	(8,703)	(266)	(338,549)
Noncontrolling interests(2)	(4,942)	(6,449)	(16,540)	(27,931)
Cash disbursed for acquisitions	2,810,562	883,426	390,186	4,084,174
Construction in progress additions	322,050	77,412	42,464	441,926
Less: Capitalized interest	(13,834)	(3,078)	(2,440)	(19,352)
Accruals (3)	35	—	(4,646)	(4,611)
Cash disbursed for construction in progress	308,251	74,334	35,378	417,963
Capital improvements to existing properties	197,829	37,345	47,414	282,588
Total cash invested in real property, net of cash acquired	$3,316,642	$995,105	$472,978	$4,784,725
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
Holiday Retirement Acquisition
On July 30, 2021, we acquired a portfolio of 85 seniors housing properties owned by Holiday Retirement for $1,576,600,000, which are included in our Seniors Housing Operating segment and in the table above for the year ended December 31, 2021. Atria Senior Living assumed operations of the portfolio following its acquisition of the Holiday Retirement management company pursuant to an incentive-based management agreement. As part of this transaction, a wholly owned subsidiary

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumed the leasehold interest in a 26 property portfolio and subsequently purchased eight of the leased properties and one of the properties was sold by the landlord, National Health Investors ("NHI"), and removed from the master lease. Effective April 1, 2022, our leasehold interest related to the remaining 17 properties was terminated as a result of the transition or sale of the properties by NHI as part of an agreement to resolve outstanding litigation. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in conjunction with the lease termination, during the year ended December 31, 2022, we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income from the derecognition of the right of use asset and related liability.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Development projects:
Seniors Housing Operating	$227,796	$117,386	$93,188
Triple-net	—	22,990	75,149
Outpatient Medical	44,777	125,179	43,493
Total development projects	272,573	265,555	211,830
Expansion projects	18,280	5,292	48,600
Total construction in progress conversions	$290,853	$270,847	$260,430

4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2022	December 31, 2021
Assets:
In place lease intangibles	$1,817,580	$1,681,533
Above market tenant leases	57,203	53,964
Lease commissions	70,675	54,131
Gross historical cost	1,945,458	1,789,628
Accumulated amortization	(1,484,048)	(1,286,259)
Net book value	$461,410	$503,369

Weighted-average amortization period in years	7.6	5.5

Liabilities:
Below market tenant leases	$77,985	$74,909
Accumulated amortization	(52,701)	(45,291)
Net book value	$25,284	$29,618

Weighted-average amortization period in years	8.4	8.2
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Rental income related to (above)/below market tenant leases, net	$1,551	$1,680	$1,710
Amortization related to in place lease intangibles and lease commissions	(217,187)	(115,579)	(121,004)

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2023	$163,759	$6,073
2024	94,771	3,854
2025	42,068	2,908
2026	45,006	2,435
2027	37,012	1,888
Thereafter	78,794	8,126
Totals	$461,410	$25,284
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, relationship or geography). At December 31, 2022, three Seniors Housing Operating, seven Triple-net and one Outpatient Medical properties, with an aggregate net real estate balance of $133,058,000, were classified as held for sale. In addition to the real property balances, lease liabilities of $66,711,000 and net other assets and (liabilities) of $(4,136,000) were included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties are approximately $198,954,000.
During the year ended December 31, 2022, we recorded impairment charges of $13,146,000 related to one Seniors Housing Operating property which was classified as held for sale for which the carrying value exceeded the estimated fair values less costs to sell. Additionally, during 2022 we recorded impairment charges of $4,356,000 related to two Triple-net properties and one Outpatient Medical property, which were held for use for which the carrying value exceeded the fair values. During the year ended December 31, 2021, we recorded impairment charges of $19,567,000 related to four Triple-net properties and one Outpatient Medical property, which were disposed of or classified as held for sale. Additionally, we recorded $31,540,000 of impairment charges related to two Seniors Housing Operating properties and two Triple-net properties that were held for use. During the year ended December 31, 2020, we recorded impairment charges of $87,873,000 related to 15 Seniors Housing Operating and one Triple-net properties, which were disposed of or classified as held for sale. Additionally, during the year ended December 31, 2020, we recorded $47,735,000 of impairment charges related to six Seniors Housing Operating and four Triple-net properties that were held for use.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Real estate dispositions:
Seniors Housing Operating	$85,413	$112,837	$1,289,769
Triple-net	89,827	486,369	51,666
Outpatient Medical	393	229,660	1,755,864
Total net book value of dispositions	175,633	828,866	3,097,299
Gain (loss) on real estate dispositions, net	16,043	235,375	1,088,455
Net other assets (liabilities) disposed	7,820	6,081	114,274
Proceeds from real estate dispositions	$199,496	$1,070,322	$4,300,028

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. The following represents the activity related to these properties for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Total revenues	$19,892	$78,277	$302,719
Expenses:
Interest expense	3,409	3,595	11,061
Property operating expenses	12,713	17,740	148,702
Provision for depreciation	1,285	25,575	104,960
Total expenses	17,407	46,910	264,723
Income (loss) from real estate dispositions, net	$2,485	$31,367	$37,996
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
The components of lease expense were as follows for the periods presented (in thousands):

		Year Ended December 31,
	Classification	2022	2021	2020
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$22,150	$22,642	$23,472
Non-real estate investment lease expense	General and administrative expenses	5,794	4,596	4,745
Finance lease cost:
Amortization of leased assets	Property operating expenses	6,837	8,105	8,203
Interest on lease liabilities	Interest expense	6,164	6,574	6,411
Sublease income	Rental income	(11,487)	(8,687)	(4,173)
Total		$29,458	$33,230	$38,658
(1) Includes short-term leases which are immaterial.
Maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

	Operating Leases	Financing Leases
2023	$20,279	$72,218
2024	19,444	3,791
2025	16,112	1,800
2026	15,516	1,790
2027	15,834	1,748
Thereafter	876,054	125,142
Total lease payments	963,239	206,489
Less: Imputed interest	(660,879)	(93,025)
Total present value of lease liabilities	$302,360	$113,464

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows for the periods presented (in thousands, except lease terms and discount rate):

	Classification	December 31, 2022	December 31, 2021
Right of use assets:
Operating leases - real estate	Right of use assets, net	$287,984	$367,068
Financing leases - real estate	Right of use assets, net	35,958	155,728
Real estate right of use assets, net		323,942	522,796
Operating leases - non-real estate investments	Receivables and other assets	10,119	9,627
Financing leases - held for sale(1)	Real property held for sale, net of accumulated depreciation	116,453	—
Total right of use assets, net		$450,514	$532,423

Lease liabilities:
Operating leases		$302,360	$434,261
Financing leases		113,464	111,683
Total lease liabilities		$415,824	$545,944

Weighted average remaining lease term (years):
Operating leases		46.0	36.6
Financing leases		19.8	19.8

Weighted average discount rate:
Operating leases		5.56%	9.72%
Financing leases		5.01%	5.06%
(1) At December 31, 2022, financing leases at seven properties were classified as held for sale.
Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Classification	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$8,805	$9,081	$9,323
Operating cash flows from operating leases	Increase (decrease) in accrued expenses and other liabilities	(5,570)	(6,008)	(3,918)
Operating cash flows from financing leases	Decrease (increase) in receivables and other assets	8,672	8,336	8,263
Financing cash flows from financing leases	Other financing activities	(2,255)	(3,578)	(3,568)
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the years ended December 31, 2021 and 2020, we reserved for previously recognized straight-line rent receivable balances of $49,241,000 and $146,508,000 through rental income, relating to leases for which collection of substantially all contractual lease payments was no longer deemed probable. Included in the 2020 amount was $91,025,000 related to Genesis Healthcare ("Genesis") whom noted substantial doubt as to their ability to continue as a going concern.
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

	Year Ended December 31,
	2022	2021	2020
Fixed income from operating leases	$1,258,238	$1,193,837	$1,240,012
Variable lease income	193,548	180,858	203,348

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606. Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $410,749,000, $194,078,000 and $58,053,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table sets forth the future minimum lease payments receivable for leases in effect at December 31, 2022 (excluding properties in our Seniors Housing Operating portfolio and excluding any operating expense reimbursements) (in thousands):

2023	$1,176,306
2024	1,150,604
2025	1,118,044
2026	1,074,809
2027	1,018,400
Thereafter	8,802,365
Totals	$14,340,528
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses.
Accrued interest receivable was $22,878,000 and $26,659,000 as of December 31, 2022 and December 31, 2021, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	Year Ended December 31,
	2022	2021
Mortgage loans	$707,464	$889,556
Other real estate loans	195,566	194,477
Allowance for credit losses on real estate loans receivable	(12,186)	(15,352)
Real estate loans receivable, net of credit allowance	890,844	1,068,681
Non-real estate loans	441,231	375,060
Allowance for credit losses on non-real estate loans receivable	(152,063)	(151,433)
Non-real estate loans receivable, net of credit allowance	289,168	223,627
Total loans receivable, net of credit allowance	$1,180,012	$1,292,308

The following is a summary of our loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Advances on loans receivable	$156,045	$997,449	$247,543
Less: Receipts on loans receivable	196,310	343,260	31,548
Net cash advances (receipts) on loans receivable	$(40,265)	$654,189	$215,995

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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our loans by credit loss category (in thousands):

	December 31, 2022
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2018	$174,841	$(148,438)	$26,403	3
Collective loan pool	2007 - 2017	202,762	(2,754)	200,008	12
Collective loan pool	2018	3,100	(42)	3,058	1
Collective loan pool	2019	23,278	(316)	22,962	4
Collective loan pool	2020	53,014	(720)	52,294	6
Collective loan pool	2021	754,530	(10,193)	744,337	18
Collective loan pool	2022	132,736	(1,786)	130,950	29
Total loans		$1,344,261	$(164,249)	$1,180,012	73

In 2020, we recognized a provision for loan losses of $88,201,000 as a result of the current collateral estimates for loans with deteriorated credit, primarily relating to our outstanding loans to Genesis Healthcare ("Genesis"). During the year ended December 31, 2021, we entered into definitive agreements to substantially exit our operating relationship with Genesis primarily through the transition of 51 properties to other operators. To effectuate this transition, we agreed to provide Genesis a lease termination fee of $86 million upon successful transition of all properties, which will be used to immediately repay indebtedness to us. Additionally, upon achievement of certain restructuring milestones, we will reduce Genesis' indebtedness by an additional $170 million in exchange for an equity interest in Genesis. Upon conclusion of the aforementioned loan transactions, Genesis will have $167 million of indebtedness to us, exclusive of additional paid in kind interest, which will carry a maturity date of January 1, 2024. As of December 31, 2022, our total carrying value of Genesis loans receivable, net of allowances for credit losses, was $168,949,000.
The total allowance for credit losses is deemed to be sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$166,785	$224,036	$68,372
Adoption of ASU 2016-13	—	—	5,212
Provision for loan losses, net(1)	(1,394)	7,270	94,436
Loan write-offs(2)	—	(64,075)	(7,000)
Foreign currency translation	(1,142)	(446)	197
Reclassification of deferred gain as credit loss(3)	—	—	62,819
Balance at end of year	$164,249	$166,785	$224,036

(1) Excludes $11,714,000 related to the provision for loss on held-to-maturity debt securities.
(2) Includes $64,075,000 related to the Genesis lease terminations for the twelve months ended December 31, 2021.
(3) During the year ended December 31, 2020, two loans originated in 2016 to Genesis with an aggregate carrying value of $62,753,000 were transferred to the deteriorated loan pool. In addition, deferred gains of $62,819,000 previously recorded in accrued expenses and other liabilities were reclassified to the allowance for credit losses.

The following is a summary of our deteriorated loans (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance of deteriorated loans at end of year	$174,841	$178,369	$242,319
Allowance for credit losses	(148,438)	(148,438)	(212,514)
Balance of deteriorated loans not reserved	$26,403	$29,931	$29,805

Interest recognized on deteriorated loans(1)	$—	$3,185	$18,937
(1 Represents cash interest recognized in the period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Percentage Ownership(1)	December 31, 2022	December 31, 2021
Seniors Housing Operating	10% to 65%	$1,171,307	$830,647
Triple-net	10% to 88%	111,812	44,814
Outpatient Medical	15% to 50%	216,671	163,582
Total		$1,499,790	$1,039,043
(1) As of December 31, 2022 and includes ownership of investments classified as liabilities and excludes ownership of in-substance real estate.
We own 34% of Sunrise Senior Living Management, Inc. ("Sunrise"), who provides comprehensive property management and accounting services with respect to certain of our Seniors Housing Operating properties that Sunrise operates. We pay Sunrise annual management fees pursuant to long-term management agreements. The majority of our management agreements have initial terms expiring in 2028, plus, if applicable, optional renewal periods ranging from an additional 3 to 15 years depending on the property. The management fees payable to Sunrise under the management agreements include a fee based on a percentage of revenues generated by the applicable properties plus, if applicable, positive or negative adjustments based on specified performance targets. For the years ended December 31, 2022, 2021 and 2020, we recognized fees to Sunrise of $27,660,000, $37,052,000 and $37,569,000, respectively, which are reflected within property operating expenses in our Consolidated Statements of Comprehensive Income.
At December 31, 2022, the aggregate unamortized basis difference of our joint venture investments of $131,746,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 21 properties as of December 31, 2022 for the development and construction of certain properties which are classified as in substance real estate investments and have a carrying value of $649,267,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810. VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments the arrangements have been classified as in substance real estate investments. We expect to fund an additional $171,851,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the year ended December 31, 2022, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
ProMedica	58	$240,128	10%
Sunrise Senior Living(3)	109	158,576	7%
Atria Senior Living(4)	97	145,252	6%
HC-One Group (5)	1	86,667	4%
Cogir Management Corporation	48	77,115	3%
Remaining portfolio	1,430	1,594,107	70%
Totals	1,743	$2,301,845	100%
(1) ProMedica and HC-One Group are in our Triple-net segment. Sunrise Senior Living ("Sunrise"), Atria Senior Living and Cogir Management Corporation are in our Seniors Housing Operating segment.
(2) NOI with our top five relationships comprised 34% of total NOI for the year ending December 31, 2021.
(3) For the year ended December 31, 2022, we recognized $836,713,000 of revenue from properties managed by Sunrise.
(4) Inclusive of $58,621,000 of income recognized upon termination of a lease. See Note 3 for further details.
(5) In addition to the one property, HC-One Group is the borrower on a loan with a principal balance of £517,099,000 as of December 31, 2022. See Note 7 for further detail.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2022, ProMedica relinquished to Welltower its 15% interest in 147 skilled nursing facilities previously owned by the Welltower/ProMedica joint venture in exchange for a lease modification, which relieved ProMedica from its lease obligation on the properties and amended the lease on the remaining 58 assisted living and memory care properties that continue to be held by the Welltower/ProMedica joint venture. The reduction of ProMedica's noncontrolling interest of $273,504,000 resulting from its relinquishment of the interest in the joint venture previously holding the 147 skilled nursing facilities is a non-cash financing activity excluded from our Consolidated Statement of Cash Flows. The 58 assisted living and memory care assets continue to be operated by ProMedica and backed by the existing guaranty.
Concurrently with the above, Welltower and Integra Healthcare Properties ("Integra") entered into master leases for the skilled nursing portfolio. Approximately 15 regional operators will enter into subleases with Integra to operate the properties. Also in December 2022, we sold to Integra a 15% ownership interest in 54 of those skilled nursing facilities for approximately $73 million, with no gain recognized as the properties continue to be consolidated following the transaction. This transaction represents the initial tranche of the newly formed joint venture owned 85% by Welltower and 15% by Integra, which is anticipated to include the 147 skilled nursing facilities. In January 2023, Integra acquired a 15% interest in 31 of the remaining 93 skilled nursing facilities for approximately $74 million, representing the second tranche of the WELL/Integra joint venture.
ProMedica NOI for the year ended December 31, 2022 was comprised of $59,687,000 relating to the 58 assisted living and memory care properties (3% of total NOI) and $180,441,000 relating to the 147 skilled nursing properties (8% of total NOI).
10. Borrowings Under Credit Facilities and Commercial Paper Program
At December 31, 2022, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at December 31, 2022) and a $3,000,000,000 tranche that matures on June 4, 2025 (none outstanding at December 31, 2022). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2022). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR rate at December 31, 2022. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at December 31, 2022.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at December 31, 2022).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance outstanding at year end	$—	$325,000	$—
Maximum amount outstanding at any month end	$1,565,000	$994,000	$2,100,000
Average amount outstanding (total of daily principal balances
divided by days in period)	$766,167	$384,418	$497,014
Weighted-average interest rate (actual interest expense divided
by average borrowings outstanding)	1.75%	0.33%	2.09%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. At December 31, 2022, the annual principal payments due on these debt obligations were as follows (in thousands):

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Senior Unsecured Notes(1,2,3)	Secured Debt (1,4)	Totals
2023	$—	$627,672	$627,672
2024	1,350,000	345,400	1,695,400
2025	1,260,000	267,117	1,527,117
2026	700,000	127,454	827,454
2027(5,6)	1,906,444	184,491	2,090,935
Thereafter(7,8)	7,368,085	577,820	7,945,905
Totals	$12,584,529	$2,129,954	$14,714,483
(1) Amounts represent principal amounts due and do not include unamortized premiums/discounts, debt issuance costs, or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Annual interest rates range from 2.05% to 6.50%.
(3) All senior unsecured notes, with the exception of the $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(4)Annual interest rates range from 1.25% to 7.00%. Carrying value of the properties securing the debt totaled $4,882,151,000 at December 31, 2022.
(5) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $184,747,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2022). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bears interest at adjusted SOFR plus 0.85% 5.29% at December 31, 2022) and Canadian Dealer Offered Rate plus 0.85% (5.56% at December 31, 2022), respectively.
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $221,697,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2022).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $664,235,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2022).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $603,850,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2022).
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
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate(1)	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$11,707,961	3.67%	$11,509,533	3.67%	$10,427,562	4.03%
Debt issued	1,050,000	3.08%	1,750,000	2.57%	1,600,000	1.89%
Debt extinguished	—	—%	(1,533,752)	2.42%	(566,248)	3.26%
Foreign currency	(173,432)	4.43%	(17,820)	4.55%	48,219	4.35%
Ending balance	$12,584,529	4.06%	$11,707,961	3.67%	$11,509,533	3.67%
(1) Includes the impact of interest rate swaps and interest rate caps.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate(1)	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,202,312	3.03%	$2,378,073	3.27%	$2,993,342	3.63%
Debt issued	113,183	4.71%	23,569	2.83%	62,055	2.55%
Debt assumed	328,096	5.86%	—	—%	—	—%
Debt extinguished	(399,066)	5.54%	(132,031)	5.86%	(632,288)	2.21%
Principal payments	(58,114)	3.48%	(65,587)	3.40%	(62,707)	3.63%
Foreign currency	(56,457)	3.27%	(1,712)	2.72%	17,671	2.93%
Ending balance	$2,129,954	4.33%	$2,202,312	3.03%	$2,378,073	3.27%
(1) Includes the impact of interest rate swaps and interest rate caps.

Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2022, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a fixed to floating swap in connection with our March senior note issuance. The carrying amount of the notes, exclusive of the hedge, is $545,381,000. The fair value of the swap as of December 31, 2022 was ($55,727,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2022, 2021, and 2020 we settled certain net investment hedges generating cash proceeds of $61,853,000, and $14,505,000, and necessitating cash payments of $1,988,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
Equity Warrants
We received equity warrants through our lending activities further described in Note 7, which were accounted for as loan origination fees. The warrants provide us the right to participate in the capital appreciation of HC-One Group real estate portfolio above a designated price upon liquidation and contain net settlement terms qualifying as derivatives under ASC Topic 815. The warrants are classified within receivables and other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within gain (loss) on derivatives and financial instruments in our Consolidated Statements of Comprehensive Income.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	December 31, 2022	December 31, 2021
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,075,000	$675,000
Denominated in Pound Sterling	£1,890,708	£1,904,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S. Dollars(1)	$25,000	$25,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$—

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Forward sales contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At December 31, 2022 the maximum maturity date was November 1, 2023.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
Description	Location	December 31, 2022	December 31, 2021	December 31, 2020
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$28,894	$23,133	$22,698
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$4,255	$(433)	$(5,982)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$(6,837)	$10,361	$—
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$442,620	$79,702	$(134,369)
13. Commitments and Contingencies
At December 31, 2022, we had 21 outstanding letter of credit obligations totaling $68,217,000 and expiring during 2023. At December 31, 2022, we had outstanding construction in progress of $1,021,080,000 and were committed to providing additional funds of approximately $1,883,449,000 to complete construction. Additionally, at December 31, 2022, we had outstanding investments classified as in substance real estate of $649,267,000 and were committed to provide additional funds of $171,851,000 (see Note 8 for additional information). Purchase obligations include $41,049,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	December 31, 2022	December 31, 2021
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—
Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	492,283,488	448,998,438
Outstanding shares	490,508,937	447,239,477
Common Stock
In April 2022, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $3,000,000,000 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements. During the year ended December 31, 2022, we physically settled all of our outstanding forward sale agreements for cash proceeds of $3,667,691,000. As of December 31, 2022, we had $1,150,203,000 of remaining capacity under the ATM Program.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021. On November 7, 2022, our Board of Directors approved a follow on share repurchase program for up to $3 billion of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. During the year ended December 31, 2020, we repurchased 201,947 shares at an average price of $37.89 per share. We did not repurchase any shares of our common stock during the years ended December 31, 2021 or December 31, 2022.
The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2020 Dividend reinvestment plan issuances	264,153	$72.33	$19,105	$19,105
2020 Option exercises	251	47.81	12	12
2020 ATM Program issuances	6,799,978	86.48	588,072	576,196
2020 Stock incentive plans, net of forfeitures	281,552		—	—
2020 Totals	7,345,934		$607,189	$595,313

2021 Option exercises	338	$56.21	$19	$19
2021 ATM Program issuances	29,667,348	80.41	2,385,683	2,348,182
2021 Stock incentive plans, net of forfeitures	171,189		—	—
2021 Totals	29,838,875		$2,385,702	$2,348,201

2022 Option exercises	2,433	$67.00	$163	$163
2022 ATM Program issuances	43,092,888	86.23	3,715,971	3,667,691
2022 Redemption of OP Units and DownREIT Units	5,498		—	—
2022 Stock incentive plans, net of forfeitures	168,641		—	—
2022 Totals	43,269,460		$3,716,134	$3,667,854

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends
During the year ended December 31, 2020, we declared a reduced cash dividend beginning with the quarter ended March 31, 2020. Please refer to Note 19 for information related to federal income tax of dividends. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Common stock	$2.44	$1,133,182	$2.44	$1,037,194	$2.70	$1,120,187
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

	December 31, 2022	December 31, 2021
Foreign currency translation	$(1,115,317)	$(674,306)
Derivative and financial instruments designated as hedges	995,610	552,990
Total accumulated other comprehensive income (loss)	$(119,707)	$(121,316)
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
Under our long-term incentive plan, certain restricted stock awards are market, performance and time-based. For market and performance based awards, we will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return and operating performance metrics, measured in each case over a measurement period of three to four years. Performance based awards vest after the end of the performance periods. The expected term represents the period from the grant date to the end of the performance period. Compensation expense for performance based awards is measured based on the probability of achievement of certain performance goals and is recognized over the performance period. For the portion of the grant for which the award is determined by the operating performance metrics, the compensation cost is based on the grant date closing price and management’s estimate of corporate achievement of the financial metrics. If the estimated number of performance based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates. For the portion of the grant determined by the total shareholder return ("TSR"), management used a Monte Carlo model to assess the fair value and compensation cost. For time based awards, the fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant and is amortized over the vesting periods. For purposes of measuring stock-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were deemed necessary for the years ended December 31, 2022, 2021, or 2020. Forfeitures are accounted for as they occur.
The following table summarizes compensation expense recognized for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$2,378	$1,088	$—
Restricted stock	23,771	16,724	28,318
Total compensation expense	$26,149	$17,812	$28,318

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The following is a summary of time-based stock option activity in 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000's)
Outstanding as of December 31, 2021	311,306	$67.17
Options granted	256,716	86.23
Options exercised	(2,433)	67.17
Options forfeited	(14,074)	76.02
Options expired	—	—
Outstanding as of December 31, 2022	551,515	$75.82	8.76	$—

Exercisable as of December 31, 2022	75,383	$67.17	8.50	$—
The Company used the Black-Scholes Option Pricing model to determine the grant date fair value of time-based options. The weighted-average assumptions used are as follows:

2022
Dividend yield	2.83%
Estimated volatility(1)	32.84%
Risk free rate	1.61%
Expected life of options	6 years
Estimated fair value	$21.15
(1) Estimated volatility is using 50% historical volatility and 50% implied volatility.
As of December 31, 2022, there was $6,269,000 of total unrecognized compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of three years.
During December 2021, we granted 832,356 performance-based stock options at a weighted average exercise price of $83.44. During the year ended December 31, 2022, 7,140 options were forfeited resulting in 825,216 outstanding and non-vested options at December 31, 2022. The grant date fair value of $20.31 was estimated on the date of grant using the Black-Scholes option pricing model. These options have a performance condition based on a Funds From Operations goal measured over the performance period of January 1, 2022 to December 31, 2024. These awards vest over two years after the end of the performance period, with a portion vesting immediately at the end of the performance period. Compensation expense is measured based on the probability of achievement of the performance goal and is recognized over both the performance period and vesting period. At December 31, 2022, the performance goal is not probable of being achieved.
Restricted Stock
During January 2022, we granted 936,915 performance-based restricted stock awards under the terms of an Out Performance Program ("OPP"), all of which were outstanding and non-vested at December 31, 2022. The grant date fair value of $27.60 was estimated on the date of grant using a Monte Carlo model. These awards have performance conditions based on a Funds From Operations goal and absolute and relative TSR goals measured over the performance period of January 1, 2022 to December 31, 2025. These awards vest after the end of the performance period. Compensation expense is measured based on the probability of achievement of the performance goals and is recognized over the performance period. At December 31, 2022, the performance goals are not probable of being achieved.
The following is a summary of the status of our non-vested restricted stock (including market, performance, and time-based awards, and excluding OPP awards) as of December 31, 2022, and changes during the year ended December 31, 2022:

	Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2021	566,227	$76.28
Vested	(168,275)	82.78
Granted	303,566	98.49
Change in awards based on performance(1)	120,959	82.42
Forfeited or expired	(19,150)	83.56
Non-vested at December 31, 2022	803,327	$84.78
(1) Represents the change in number of market and performance based awards earned based on performance achievement.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We used a Monte Carlo model to assess the compensation cost associated with the portion of the market awards granted for which achievement will be determined using total shareholder return measures. The model also considers a post-vesting holding period. The weighted-average assumptions used are as follows:

2022
Dividend yield	2.83%
Estimated volatility over the life of the plan(1)	26.31% - 56.62%
Risk free rate	0.08% - 1.20%
Estimated market based performance award value based on total shareholder return measure	$111.27
(1) Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.
As of December 31, 2022, there was $27,943,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of two years.
Defined Contribution Plan
We sponsor a 401(k) plan which is available to substantially all U.S. employees. We match a percentage of employee contributions up to 5% of an employee's wages and provide a discretionary profit sharing contribution calculated as a percentage of eligible compensation. We recognized expense of $3,984,000, $3,477,000 and $3,323,000 during the years ended December 31, 2022, 2021 and 2020, respectively, related to this plan.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator for basic earnings per share - net income attributable
to common stockholders	$141,214	$336,138	$978,844
Adjustment for net income (loss) attributable to OP Units and DownREIT Units	165	(3,020)	(6,146)
Numerator for diluted earnings per share	$141,379	$333,118	$972,698

Denominator for basic earnings per share - weighted average shares	462,185	424,976	415,451
Effect of dilutive securities:
Employee stock options	20	—	—
Non-vested restricted shares	1,058	447	519
OP Units and DownREIT Units	1,865	1,396	1,396
Employee stock purchase program	30	22	21
Dilutive potential common shares	2,973	1,865	1,936
Denominator for diluted earnings per share - adjusted weighted average shares	465,158	426,841	417,387

Basic earnings per share	$0.31	$0.79	$2.36
Diluted earnings per share	$0.30	$0.78	$2.33
As of December 31, 2021, outstanding forward sales agreements for the sale of 5,187,250 shares were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period. There were no outstanding forward sale agreements as of December 31, 2022 or December 31, 2020. Employee stock options were anti-dilutive for 2021 and 2020.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Redeemable DownREIT Unitholder Interests — Our redeemable DownREIT unitholder interests are recorded on the balance sheet at fair value using Level 2 inputs unless the fair value is below the initial amount, in which case the redeemable DownREIT unitholder interests are recorded at the initial amount adjusted for distributions to the unitholders and income or loss attributable to the unitholders. The fair value is measured using the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, one share of our common stock per unit, subject to adjustment in certain circumstances.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$697,906	$739,159	$877,102	$932,552
Other real estate loans receivable	192,938	190,977	191,579	193,999
Equity securities	111	111	1,608	1,608
Cash and cash equivalents	631,681	631,681	269,265	269,265
Restricted cash	90,611	90,611	77,490	77,490
Non-real estate loans receivable	289,168	277,601	223,627	241,544
Foreign currency forward contracts, interest rate swaps and cross currency swaps	191,357	191,357	7,205	7,205
Equity warrants	30,436	30,436	41,909	41,909

Financial liabilities:
Borrowings under unsecured credit facility and commercial paper program	$—	$—	$324,935	$324,935
Senior unsecured notes	12,437,273	11,381,873	11,613,758	13,139,748
Secured debt	2,110,815	2,054,889	2,192,261	2,252,107
Foreign currency forward contracts, interest rate swaps and cross currency swaps	55,727	55,727	39,296	39,296

Redeemable DownREIT unitholder interests	$75,355	$75,355	$153,098	$153,098
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

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Equity securities	$111	$111	$—	$—
Equity warrants	30,436	—	—	30,436
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	135,630	—	135,630	—
Totals	$166,177	$111	$135,630	$30,436
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the years presented (in thousands):

	Years Ended
	December 31, 2022	December 31, 2021
Beginning balance	$41,909	$—
Warrants acquired	—	32,419
Mark-to-market adjustment	(6,837)	10,361
Foreign currency	(4,636)	(871)
Ending balance	$30,436	$41,909
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

Year Ended December 31, 2022:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$4,173,711	$—	$—	$—	$4,173,711
Rental income	—	782,329	669,457	—	1,451,786
Interest income	7,867	142,402	302	—	150,571
Other income	63,839	6,776	8,998	4,934	84,547
Total revenues	4,245,417	931,507	678,757	4,934	5,860,615

Property operating expenses	3,292,045	44,483	205,997	16,245	3,558,770
Consolidated net operating income (loss)	953,372	887,024	472,760	(11,311)	2,301,845

Depreciation and amortization	854,800	215,887	239,681	—	1,310,368
Interest expense	34,833	963	18,078	475,645	529,519
General and administrative expenses	—	—	—	150,390	150,390
Loss (gain) on derivatives and financial instruments, net	—	8,334	—	—	8,334
Loss (gain) on extinguishment of debt, net	386	80	15	199	680
Provision for loan losses, net	1,039	9,289	(8)	—	10,320
Impairment of assets	13,146	3,595	761	—	17,502
Other expenses	66,026	13,043	2,537	20,064	101,670
Income (loss) from continuing operations before income taxes and other items	(16,858)	635,833	211,696	(657,609)	173,062
Income tax (expense) benefit	—	—	—	(7,247)	(7,247)
Income (loss) from unconsolidated entities	(53,318)	34,495	(2,467)	—	(21,290)
Gain (loss) on real estate dispositions, net	5,794	16,648	(6,399)	—	16,043
Income (loss) from continuing operations	(64,382)	686,976	202,830	(664,856)	160,568
Net income (loss)	$(64,382)	$686,976	$202,830	$(664,856)	$160,568

Total assets	$22,000,732	$8,619,314	$6,614,887	$658,300	$37,893,233

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,197,223	$—	$—	$—	$3,197,223
Rental income	—	761,441	613,254	—	1,374,695
Interest income	4,231	124,540	8,792	—	137,563
Other income	11,796	4,603	13,243	2,992	32,634
Total revenues	3,213,250	890,584	635,289	2,992	4,742,115

Property operating expenses	2,529,344	49,462	186,939	8,817	2,774,562
Consolidated net operating income (loss)	683,906	841,122	448,350	(5,825)	1,967,553

Depreciation and amortization	593,565	220,699	223,302	—	1,037,566
Interest expense	39,327	6,376	17,506	426,644	489,853
General and administrative expenses	—	—	—	126,727	126,727
Loss (gain) on derivatives and financial instruments, net	—	(7,333)	—	—	(7,333)
Loss (gain) on extinguishment of debt, net	(2,628)	—	(4)	52,506	49,874
Provision for loan losses, net	394	10,339	(3,463)	—	7,270
Impairment of assets	22,317	26,579	2,211	—	51,107
Other expenses	27,132	4,189	2,523	7,895	41,739
Income (loss) from continuing operations before income taxes and other items	3,799	580,273	206,275	(619,597)	170,750
Income tax (expense) benefit	—	—	—	(8,713)	(8,713)
Income (loss) from unconsolidated entities	(39,225)	20,687	(4,395)	—	(22,933)
Gain (loss) on real estate dispositions, net	6,146	135,881	93,348	—	235,375
Income (loss) from continuing operations	(29,280)	736,841	295,228	(628,310)	374,479
Net income (loss)	$(29,280)	$736,841	$295,228	$(628,310)	$374,479

Total assets	$18,851,999	$9,710,194	$6,204,064	$144,068	$34,910,325

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,074,022	$—	$—	$—	$3,074,022
Rental income	—	733,776	709,584	—	1,443,360
Interest income	618	62,625	5,913	—	69,156
Other income	7,223	4,903	4,522	2,781	19,429
Total revenues	3,081,863	801,304	720,019	2,781	4,605,967

Property operating expenses	2,326,311	53,183	214,948	3,381	2,597,823
Consolidated net operating income (loss)	755,552	748,121	505,071	(600)	2,008,144

Depreciation and amortization	544,462	232,604	261,371	—	1,038,437
Interest expense	54,901	9,477	17,579	432,431	514,388
General and administrative expenses	—	—	—	128,394	128,394
Loss (gain) on derivatives and financial instruments, net	—	11,049	—	—	11,049
Loss (gain) on extinguishment of debt, net	12,659	—	1,046	33,344	47,049
Provision for loan losses, net	671	90,563	3,202	—	94,436
Impairment of assets	100,741	34,867	—	—	135,608
Other expenses	14,265	22,923	8,218	24,929	70,335
Income (loss) from continuing operations before income taxes and other items	27,853	346,638	213,655	(619,698)	(31,552)
Income tax (expense) benefit	—	—	—	(9,968)	(9,968)
Income (loss) from unconsolidated entities	(33,857)	18,462	7,312	—	(8,083)
Gain (loss) on real estate dispositions, net	328,249	64,288	695,918	—	1,088,455
Income (loss) from continuing operations	322,245	429,388	916,885	(629,666)	1,038,852
Net income (loss)	$322,245	$429,388	$916,885	$(629,666)	$1,038,852
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Revenues:	Amount	%	Amount	%	Amount	%
United States	$4,843,417	82.6%	$3,766,707	79.4%	$3,720,155	80.8%
United Kingdom	558,308	9.5%	552,650	11.7%	451,399	9.8%
Canada	458,890	7.9%	422,758	8.9%	434,413	9.4%
Total	$5,860,615	100.0%	$4,742,115	100.0%	$4,605,967	100.0%

	Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
Resident fees and services:	Amount	%	Amount	%	Amount	%
United States	$3,325,466	79.7%	$2,389,257	74.7%	$2,321,956	75.5%
United Kingdom	401,195	9.6%	396,610	12.4%	327,687	10.7%
Canada	447,050	10.7%	411,356	12.9%	424,379	13.8%
Total	$4,173,711	100.0%	$3,197,223	100.0%	$3,074,022	100.0%

	As of
	December 31, 2022		December 31, 2021
Assets:	Amount	%	Amount	%
United States	$31,740,907	83.8%	$28,595,703	81.9%
United Kingdom	3,476,793	9.2%	3,938,258	11.3%
Canada	2,675,533	7.0%	2,376,364	6.8%
Total	$37,893,233	100.0%	$34,910,325	100.0%

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
Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Per share:
Ordinary dividend(1)	$2.4400	$1.4828	$1.6389
Long-term capital gain/(loss)(2)	—	0.8371	1.0611
Return of capital	—	0.1201	—
Totals	$2.4400	$2.4400	$2.7000
(1) For the years ended December 31, 2022, 2021 and 2020, includes Section 199A dividends of $2.4400, $1.4828 and $1.6389 respectively.
(2) For the years ended December 31, 2022, 2021 and 2020, includes Unrecaptured Section 1250 Gains of $0.0000, $0.4523 and $0.3458, respectively.

Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense	$18,289	$10,199	$11,358
Deferred tax benefit	(11,042)	(1,486)	(1,390)
Income tax expense (benefit)	$7,247	$8,713	$9,968
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2022, as a result of ownership of investments in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.
The provision for income taxes for the year ended December 31, 2022 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as TRSs. For the tax years ended December 31, 2022, 2021 and 2020, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was $5,222,000, $6,787,000 and $5,777,000, respectively.
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2022, 2021 and 2020, to the income tax expense/(benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$35,241	$80,470	$220,252
Increase (decrease) in valuation allowance(1)	30,237	19,383	85,881
Tax at statutory rate on earnings not subject to federal income taxes	(75,729)	(117,931)	(300,196)
Foreign permanent depreciation	2,033	1,449	1,504
Other differences	15,465	25,342	2,527
Totals	$7,247	$8,713	$9,968
(1) Excluding purchase price accounting.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset/(liability) attributes, are summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(39,212)	$(32,616)	$(24,085)
Operating loss and interest deduction carryforwards	254,852	247,015	196,634
Expense accruals and other	94,999	53,367	72,459
Valuation allowances	(294,558)	(264,321)	(244,938)
Net deferred tax assets (liabilities)	$16,081	$3,445	$70
On the basis of the evaluations performed as required by the codification, valuation allowances totaling $294,558,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth). The valuation allowance rollforward is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$264,321	$244,938	$159,057
Expense (benefit)	30,237	19,383	85,881
Ending balance	$294,558	$264,321	$244,938
As a result of certain acquisitions, we are subject to corporate level taxes for any related asset dispositions that may occur during the five-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (i) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (ii) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards. During the year ended December 31, 2018, we acquired certain additional assets with built-in gains as of the date of acquisition that could be subject to the built-in gains tax if disposed of prior to the expiration of the applicable five-year period. We have not recorded a deferred tax liability as a result of the potential built-in gains tax based on our intentions with respect to such properties and available tax planning strategies.
Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2019 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business. We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2018. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2018 related to entities acquired or formed in connection with acquisitions, and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2016 related to entities acquired or formed in connection with acquisitions.
At December 31, 2022, we had a net operating loss (“NOL”) carryforward related to the REIT of $335,293,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards generated through December 31, 2018 will expire through 2038. Beginning with the tax years after December 31, 2017, the law eliminates the NOL carryback period for REITs, replaces the 20-year NOL carryforward period with an indefinite carryforward period and, with respect to tax years beginning after 2020, limits the use of NOLs to 80% of taxable income.
At December 31, 2022 and 2021, we had an NOL carryforward related to Canadian entities of $368,979,000 and $316,821,000 respectively. These Canadian losses have a 20-year carryforward period. At December 31, 2022 and 2021, we had an NOL carryforward related to U.K. entities of $184,779,000 and $193,998,000 respectively. These U.K. losses do not have a finite carryforward period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Variable Interest Entities
We have entered into joint ventures and have certain subsidiaries that are wholly owned by consolidated joint ventures which own certain seniors housing and outpatient medical assets which are deemed to be VIEs. We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the entities and the rights to receive residual returns or the obligation to absorb losses arising from the entities. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties. Accordingly, such entities have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Net real estate investments	$1,499,078	$445,776
Cash and cash equivalents	15,582	9,964
Receivables and other assets	9,949	7,617
Total assets(1)	$1,524,609	$463,357
Liabilities and equity:
Secured debt	$155,992	$163,519
Lease liabilities	1,329	1,324
Accrued expenses and other liabilities	28,417	12,394
Total equity	1,338,871	286,120
Total liabilities and equity	$1,524,609	$463,357
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.
Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
During the third quarter of 2022, we implemented new enterprise resource planning and corporate performance management systems. These implementations resulted in considerable changes to our processes and control environment, including modifications to existing applications, interfaces and reports. The new systems were used during the third and fourth quarter of 2022, and the new and modified processes and controls implemented were used to prepare our consolidated financial statements for the year ended December 31, 2022 included in this report. We will continue to monitor our internal control over financial reporting under the new systems, including evaluating the operating effectiveness of related key controls.
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter of the one-year period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Welltower Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the index at Item 15(a) and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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
February 21, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) prior to April 30, 2023.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2023.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission prior to April 30, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     1. Our Consolidated Financial Statements are included in Part II, Item 8:
2. The following Financial Statement Schedules are included beginning on page 128
III – Real Estate and Accumulated Depreciation
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
2.2    Agreement and Plan of Merger, dated March 7, 2022, by and among Welltower Inc., WELL Merger Holdco Inc. and WELL Merger Holdco Sub Inc. (filed with the Commission as Exhibit 2.1 to the Company's Form 8-K filed March 7, 2022 (File No. 001-08923) and incorporated herein by reference thereto).
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
3.1(j)    Amended and Restated Certificate of Incorporation of Welltower Inc. (filed with the Commission as Exhibit 3.1 to the Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
3.1(k)    Limited Liability Company Agreement of Welltower OP LLC, dated as of May 24, 2022 (filed with the Commission as Exhibit 3.2 to the Company's Form 8-K filed May 25, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
3.2(a)     Seventh Amended and Restated By-laws of the Company (filed with the Commission as Exhibit 3.1 to the Company’s Form 8-K filed May 6, 2019 (File No. 001-08923), and incorporated herein by reference thereto).
3.2(b)    Amended and Restated Bylaws of Welltower Inc. (filed with the Commission as Exhibit 3.2 to the Form 8-K12B filed on April 1, 2022 (File No. 001-08923) and incorporated herein by reference thereto).
3.3    Certificate of Merger (filed with the Commission as Exhibit 3.3 to the Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
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
4.1(e)    Supplemental Indenture No. 7, dated as of December 6, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed December 11, 2012 (File No. 001-08923), and incorporated herein by reference thereto).
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
4.1(j)    Amendment No. 1 to Supplemental Indenture No. 11, dated as of October 19, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed October 20, 2015 (File No. 001-08923), and incorporated herein by reference thereto).
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
4.1(o)     Supplemental Indenture No. 16, dated as of August 19, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company's Form 8-K filed August 19, 2019 (File No. 001-08923), and incorporated herein by reference thereto).
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
4.1(u)    Supplemental Indenture No. 22, dated as of March 31, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed on March 31, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(v)    Supplemental Indenture No. 23, dated as of April 1, 2022, among Welltower OP LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the SEC as Exhibit 4.1 to Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated by reference thereto).
4.2    Form of Indenture for Senior Subordinated Debt Securities, among Welltower Inc., as issuer, Welltower OP LLC, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.2 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.3    Form of Indenture for Junior Subordinated Debt Securities, among Welltower Inc., as issuer, Welltower OP LLC, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.3 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.4    Form of Indenture for Senior Debt Securities, among Welltower OP LLC, as issuer, Welltower Inc., as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.5 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.5    Form of Indenture for Senior Subordinated Debt Securities, among Welltower OP LLC, as issuer, Welltower Inc., as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.6 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.6    Form of Indenture for Junior Subordinated Debt Securities, among Welltower OP LLC, as issuer, Welltower Inc., as guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.7 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.7(a)      Indenture, dated as of November 25, 2015, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.5(a) to the Company’s Form 10-K filed February 18, 2016 (File No. 001-08923), and incorporated herein by reference thereto).
4.7(b)    Second Supplemental Indenture, dated as of December 20, 2019, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.4(c) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
4.8    Description of Securities of the Registrant (filed with the Commission as Exhibit 4.5 to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
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
10.1(c)    Credit Agreement, dated as of June 4, 2021, by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc. and JPMorgan Chase Bank, N.A., as joint book runners; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Wells Fargo Bank, N.A., MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Bank, N.A., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Capital One, National Association, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, TD Bank, NA, Truist Bank and Bank of Montreal, as co-senior managing agents and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent. (filed with the Commission as Exhibit 10.1 to the Company’s 8-K filed June 8, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(d)    Consent and Amendment No. 1 to Credit Agreement, dated April 1, 2022, by and among Welltower Inc., Welltower OP Inc., the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the Commission as Exhibit 10.1 to Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(e)     Amendment No. 2 to Credit Agreement, dated June 15, 2022, by and among Welltower Inc., Welltower OP LLC, the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed June 16, 2022 (File No. 001-08923) and incorporated by reference herein).
10.2     Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.3    Summary of Director Compensation.*
10.4(a)     Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(b)    Form of Restricted Stock Grant Notice for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(c)    Form of Restricted Stock Grant Notice for Senior Vice Presidents under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(c) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(d)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(d) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(e)    Form of 2021 Special Stock Option Award Agreement for Executive Officers under the 2016 Long-Term Incentive Plan.*
10.5(a) Welltower Inc. 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(a) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*

10.5(b) Form of Restricted Stock Unit Award Agreement under the 2018-2020 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(b) to the Company’s Form 10-K filed February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6(a) Welltower Inc. 2019-2021 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(a) to the Company's Form 10-K filed February 25, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6(b) Form of Restricted Stock Unit Award Agreement under the 2019-2021 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(b) to the Company's Form 10-K filed February 25, 2019 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7(a)    Welltower Inc. 2020-2022 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(a) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7(b)     Form of Restricted Stock Unit Award Agreement under the 2020-2022 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(b) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8    Executive Employment Agreement, dated May 19, 2021, between Welltower Inc. and Shankh Mitra (filed with the Commission as Exhibit 99.1 to the Company's Form 8-K filed May 19, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9    Employment Offer Letter, dated May 20, 2021, between Welltower Inc. and John F. Burkart (filed with the Commission as Exhibit 10.3 to the Company's Form 10-Q filed July 30, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10    Welltower Inc. Nonqualified Deferred Compensation Plan Amended and Restated Effective January 1, 2022 (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed November 5, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11    Second Amended and Restated Equity Distribution Agreement, dated as of April 4, 2022, among Welltower Inc., Welltower OP LLC, the sales agents and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company's Form 8-K filed April 4, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
10.12    Form of Master Forward Sale Confirmation (filed with the Commission as Exhibit 1.2 to the Company's Form 8-K filed May 4, 2021 (File No. 001-08923) and incorporated herein by reference thereto).
10.13(a)    Welltower Inc. 2021-2023 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(a) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(b) Form of Long-Term Incentive Program Award Agreement under the 2021-2023 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(b) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(a)    Welltower Inc. 2022-2024 Long-Term Incentive Program (filed with the Commission as Exhibit 10.18(a) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(b)    Form of Long-Term Incentive Program Award Agreement under the 2022-2024 Long-Term Incentive Program (filed with the Commission as Exhibit 10.18(b) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.15(a)    2022 Outperformance Program (filed with the Commission as Exhibit 10.19(a) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.15(b)    Form of Outperformance Program Award Agreement under the 2022 Outperformance Program (filed with the Commission as Exhibit 10.19(b) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(a)    Welltower Inc. 2022 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(b) Form of Welltower Inc. 2022 Long-Term Incentive Plan Other Stock Unit Award Agreement.*

10.16(c)    Welltower Inc. 2022 Employee Stock Purchase Plan (filed with the Commission as Exhibit 10.3 to the Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.17(a) Welltower OP LLC Profits Interests Plan.*
10.17(b) Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (LTIP Exchange Equity Award).*
10.17(c) Form of Welltower OP LLC Profits Interests Plan Performance LTIP Unit Agreement (LTIP Exchange Equity Award).*
10.17(d) Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (Option Unit Replacement Equity Award).*
10.17(e) Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (Option Unit Replacement Equity Award for 2021 Special Stock Option Grant).*
10.17(f) Form of Welltower OP LLC Profits Interests Plan Outperformance LTIP Unit Agreement (Outperformance Exchange Equity Award).*
10.17(g) Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (LTIP Exchange Equity Award) (Non-Employee Directors).*
10.17(h) Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement.*
10.17(i)     Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (Non-Employee Directors).*
10.17(j) Form of Welltower OP LLC Profits Interests Plan Performance LTIP Unit Agreement.*
10.17(k) Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement.*
10.17(l)    Form of Accrued Dividend Cash Award Agreement.*
10.17(m)Form of Welltower Inc. RSU Grant Agreement (Non-Employee Directors).*
10.17(n) Form of Welltower OP LLC Profits Interest Plan Vested Deferred LTIP Unit Agreement (Non-Employee Director).*
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
101.CAL   Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB   Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101)

*	Management Contract or Compensatory Plan or Arrangement.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 21, 2023
WELLTOWER INC.
By: /s/  Shankh Mitra
Shankh Mitra,
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2023 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth J. Bacon **	/s/ Johnese M. Spisso **
Kenneth J. Bacon, Chairman and Director	Johnese M. Spisso, Director

/s/ Karen B. DeSalvo **	/s/ Kathryn M. Sullivan **
Karen B. DeSalvo, Director	Kathryn M. Sullivan, Director

/s/ Philip L. Hawkins **	/s/ Shankh Mitra **
Philip L. Hawkins, Director	Shankh Mitra, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Dennis G. Lopez **	/s/ Timothy G. McHugh **
Dennis G. Lopez, Director	Timothy G. McHugh, Executive Vice President - Chief
Financial Officer (Principal Financial Officer)

/s/ Ade J. Patton **	/s/ Joshua T. Fieweger**
Ade J. Patton, Director	Joshua T. Fieweger, Chief Accounting Officer
(Principal Accounting Officer)
/s/ Diana W. Reid **
Diana W. Reid, Director

/s/ Sergio D. Rivera **	**By: /s/ Shankh Mitra
Sergio D. Rivera, Director	Shankh Mitra, Attorney-in-Fact

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Adderbury, UK	$—	$2,030	$12,084	$—	$2,030	$12,084	$1,996	2015	2017	Banbury Road
Adrian, MI	—	1,171	4,785	294	1,171	5,079	316	2022	2015	2625 N Adrian Hwy
Albertville, AL	—	170	6,203	2,609	176	8,806	2,852	2010	1999	151 Woodham Dr.
Alexandria, VA	—	8,294	50,537	—	8,294	50,537	6,549	2016	2018	5550 Cardinal Place
Alexandria, VA	—	12,168	21,210	569	12,225	21,722	4,836	2021	1972	5100 Fillmore Avenue
Allegan, MI	—	858	6,252	31	858	6,283	127	2022	2008	620 Ely St
Altrincham, UK	—	4,244	25,187	252	4,145	25,538	8,343	2012	2009	295 Hale Road
Amarillo, TX	—	719	11,591	396	756	11,950	1,416	2021	1985	4707 Bell Street
Amherst, NY	—	1,218	11,417	—	1,218	11,417	2,051	2019	2013	1880 Sweet Home Road
Amherstview, ON	—	473	4,446	542	497	4,964	1,429	2015	1974	4567 Bath Road
Anderson, SC	—	710	6,290	2,329	767	8,562	5,010	2003	1986	311 Simpson Rd.
Anjou, QC	14,681	14,451	60,572	11,078	14,451	71,650	3,064	2022	2005	6923 Bd des Galeries d'Anjou
Ankeny, IA	—	1,129	10,270	382	1,164	10,617	2,136	2016	2012	1275 SW State Street
Ankeny, IA	—	2,518	13,350	1,267	2,518	14,617	562	2022	2018	1225 SW 28th St
Apple Valley, CA	—	480	16,639	5,877	486	22,510	7,029	2010	1999	11825 Apple Valley Rd.
Arlington, TX	—	1,660	37,395	6,839	1,660	44,234	15,158	2012	2000	1250 West Pioneer Parkway
Arlington, TX	—	894	13,003	177	908	13,166	1,308	2021	1996	2315 Little Road
Arlington, VA	—	8,385	31,198	17,011	8,393	48,201	20,787	2017	1992	900 N Taylor Street
Arlington, VA	—	—	—	6,468	77	6,391	1,475	2018	1992	900 N Taylor Street
Arnprior, ON	—	788	6,283	736	813	6,994	2,252	2013	1991	15 Arthur Street
Atlanta, GA	—	2,058	14,914	6,104	2,080	20,996	13,910	1997	1999	1460 S Johnson Ferry Rd.
Atlanta, GA	—	2,100	20,603	3,055	2,206	23,552	6,927	2014	2000	1000 Lenox Park Blvd NE
Auburn, NY	9,790	1,176	14,371	722	1,176	15,093	533	2022	2014	138 Standart Ave
Austin, TX	—	880	9,520	4,875	885	14,390	7,583	1999	1998	12429 Scofield Farms Dr.
Austin, TX	—	1,560	21,413	1,373	1,574	22,772	5,610	2014	2013	11330 Farrah Lane
Austin, TX	—	4,200	74,850	2,614	4,200	77,464	16,916	2015	2014	4310 Bee Caves Road
Austin, TX	—	4,832	20,631	930	4,832	21,561	2,626	2021	1989	11279 Taylor Draper Ln
Bagshot, UK	—	4,960	29,881	4,020	4,855	34,006	12,111	2012	2009	14 - 16 London Road
Bakersfield, CA	—	—	—	21,864	2,822	19,042	776	2021	2015	4301 Buena Vista Rd
Bakersfield, CA	—	1,127	15,126	389	1,133	15,509	1,537	2021	1988	3201 Columbus
Ballston Spa, NY	—	5,540	17,901	235	5,540	18,136	1,374	2020	2019	2000 Carlton Hollow Way
Banstead, UK	—	6,695	55,113	6,471	6,528	61,751	21,397	2012	2005	Croydon Lane
Bartlesville, OK	—	2,339	12,001	67	2,339	12,068	1,585	2021	2000	2633 Mission Drive SE
Basingstoke, UK	—	3,420	18,853	47	3,348	18,972	4,735	2014	2012	Grove Road
Basking Ridge, NJ	—	2,356	37,710	2,751	2,395	40,422	12,235	2013	2002	404 King George Road
Bassett, UK	—	4,874	32,304	6,135	4,771	38,542	15,185	2013	2006	111 Burgess Road
Bath, UK	—	2,549	11,615	—	2,549	11,615	1,921	2015	2017	Clarks Way, Rush Hill

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Baton Rouge, LA	12,930	790	29,436	1,890	939	31,177	9,532	2013	2009	9351 Siegen Lane
Baton Rouge, LA	—	1,605	6,717	440	1,607	7,155	737	2021	1989	8680 Jefferson Highway
Bay City, MI	—	1,225	6,424	481	1,225	6,905	369	2022	2013	3932 Monitor Rd
Beaconsfield, UK	—	5,448	50,926	—	5,448	50,926	15,296	2013	2009	30-34 Station Road
Beaconsfield, QC	—	1,149	17,484	330	1,235	17,728	5,948	2013	2008	505 Elm Avenue
Beaver, PA	8,480	1,189	13,240	—	1,189	13,240	51	2020	2022	1195 Western Ave
Beavercreek, OH	—	1,007	11,239	—	1,007	11,239	1,178	2019	2020	2475 Lillian Lane
Beckenham, UK	—	1,156	27,194	24,530	19,585	33,295	1,243	2019	2021	2 Roman Way
Bedford, NH	18,678	3,565	29,929	1,660	3,565	31,589	947	2022	2017	43 Technology Dr
Bee Cave, TX	—	1,820	21,084	1,004	1,838	22,070	4,532	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	—	2,800	19,004	3,537	2,816	22,525	8,083	2013	1998	15928 NE 8th Street
Bellevue, WA	—	6,307	9,632	199	6,310	9,828	971	2021	1990	13350 SE 26th Street
Bellevue, WA	—	20,170	43,498	—	20,170	43,498	5,397	2021	1986	919 109th Avenue North East
Bellevue, WA	—	—	—	26,161	26,161	—	—	2021	1900	919 109th Avenue North East
Bellingham, WA	—	1,500	19,861	3,869	1,507	23,723	8,112	2010	1996	4415 Columbine Dr.
Bellingham, WA	—	1,290	16,292	1,728	1,290	18,020	2,438	2020	1999	848 W Orchard Dr
Belmont, CA	—	—	35,300	2,691	188	37,803	12,206	2013	2002	1010 Alameda de Las Pulgas
Berea, OH	8,797	1,658	12,791	—	1,658	12,791	213	2020	2022	45 Sheldon Road
Bethel Park, PA	—	1,658	12,973	—	1,658	12,973	1,814	2019	2019	631 McMurray Road
Bethel Park, PA	—	3,476	12,787	97	3,477	12,883	1,434	2021	1998	2960 Bethel Church Road
Bethesda, MD	—	—	45,309	2,280	3	47,586	14,386	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	—	69,820	3,520	66,300	6,673	2016	2018	4925 Battery Lane
Bethesda, MD	—	—	—	1,148	—	1,148	900	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	—	1,507	—	1,507	575	2013	2009	8300 Burdett Road
Birmingham, UK	—	—	—	14,580	1,449	13,131	2,250	2015	2016	47 Bristol Road South
Birmingham, UK	—	—	—	17,793	65	17,728	4,491	2013	2006	5 Church Road, Edgbaston
Blainville, QC	—	2,077	8,902	1,086	2,205	9,860	3,335	2013	2008	50 des Chateaux Boulevard
Bloomfield Hills, MI	—	2,000	35,662	1,821	2,204	37,279	11,325	2013	2009	6790 Telegraph Road
Boca Raton, FL	32,270	6,565	111,247	33,797	6,991	144,618	36,987	2018	1994	6343 Via De Sonrise Del Sur
Boise, ID	—	1,391	16,067	6,117	2,224	21,351	4,337	2019	1999	10250 W Smoke Ranch Drive
Boise, ID	—	1,625	10,468	104	1,626	10,571	1,108	2021	1984	7250 Poplar Street
Borehamwood, UK	—	—	—	47,600	5,254	42,346	13,539	2012	2003	Edgwarebury Lane
Bothell, WA	—	1,350	13,439	7,370	1,350	20,809	6,567	2015	1988	10605 NE 185th Street
Boulder, CO	—	2,994	27,458	3,205	3,171	30,486	10,897	2013	2003	3955 28th Street
Bournemouth, UK	—	—	—	49,814	5,411	44,403	13,776	2013	2008	42 Belle Vue Road
Bradenton, FL	—	480	9,953	286	480	10,239	2,797	2012	2000	2800 60th Avenue West
Bradenton, FL	—	4,664	11,202	219	4,685	11,400	1,425	2021	1987	1055 301 Blvd E
Braintree, MA	—	—	41,290	2,108	205	43,193	13,334	2013	2007	618 Granite Street
Brampton, ON	41,696	10,196	59,989	1,704	10,281	61,608	16,258	2015	2009	100 Ken Whillans Drive
Brandon, MS	—	1,220	10,241	3,746	1,220	13,987	4,034	2010	1999	140 Castlewoods Blvd
Brea, CA	—	6,302	80,468	1,871	6,302	82,339	1,801	2022	2013	460 South La Floresta Drive
Bremerton, WA	—	2,417	22,627	2,623	2,417	25,250	3,385	2020	1999	966 Oyster Bay Ct

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Bremerton, WA	—	2,145	7,288	997	2,145	8,285	1,587	2021	1985	2707 Clare Ave
Brentwood, CA	—	4,602	32,594	2,589	4,602	35,183	1,461	2022	2007	150 Cortona Way
Brentwood, UK	—	8,537	45,869	100	8,357	46,149	7,866	2016	2013	London Road
Brick, NJ	—	1,170	17,372	2,275	1,308	19,509	6,628	2010	1998	515 Jack Martin Blvd
Brick, NJ	—	690	17,125	6,438	812	23,441	6,716	2010	1999	1594 Route 88
Bridgewater, NJ	—	1,730	48,201	3,827	1,774	51,984	16,149	2010	1999	2005 Route 22 West
Broadview Heights, OH	15,149	1,567	20,541	2,023	1,567	22,564	428	2022	2016	9500 Broadview Rd
Brockport, NY	—	1,500	23,496	3,757	1,642	27,111	7,103	2015	1999	90 West Avenue
Brockville, ON	3,762	484	7,445	785	502	8,212	2,086	2015	1996	1026 Bridlewood Drive
Brookfield, WI	—	1,300	12,830	926	1,300	13,756	3,318	2012	2013	1105 Davidson Road
Broomfield, CO	—	4,140	44,547	15,828	10,140	54,375	25,392	2013	2009	400 Summit Blvd
Broomfield, CO	—	—	—	29,081	2,566	26,515	2,103	2016	2018	12600 Lowell Boulevard
Brossard, QC	8,564	5,499	31,854	1,943	5,479	33,817	10,250	2015	1989	2455 Boulevard Rome
Brunswick, OH	—	1,460	17,974	863	1,460	18,837	562	2022	2018	3430 Brunswick Lake Pkwy
Buckingham, UK	—	—	—	17,347	2,917	14,430	3,524	2014	1883	Church Street
Buffalo, NY	7,015	1,117	11,022	579	1,117	11,601	429	2022	2011	100 Weiss Ave.
Buffalo Grove, IL	—	2,850	49,129	4,964	2,850	54,093	17,106	2012	2003	500 McHenry Road
Burbank, CA	—	4,940	43,466	6,244	4,940	49,710	16,131	2012	2002	455 E. Angeleno Avenue
Burbank, CA	17,646	3,610	50,817	4,823	3,610	55,640	11,465	2016	1985	2721 Willow Street
Burke, VA	—	—	—	52,813	2,616	50,197	5,136	2016	2018	9617 Burke Lake Road
Burleson, TX	—	3,150	10,437	779	3,150	11,216	2,636	2012	2014	621 Old Highway 1187
Burlingame, CA	—	—	62,786	246	—	63,032	11,976	2016	2015	1818 Trousdale Avenue
Burlington, ON	15,473	1,309	19,311	1,629	1,351	20,898	6,422	2013	1990	500 Appleby Line
Burlington, MA	—	2,443	34,354	1,872	2,578	36,091	11,615	2013	2005	24 Mall Road
Burlington, WA	—	877	16,014	—	877	16,014	2,892	2019	1999	410 S Norris St
Burlington, WA	—	768	8,737	—	768	8,737	1,696	2019	1996	112 / 210 North Skagit Street
Bushey, UK	—	12,017	34,915	—	12,017	34,915	4,699	2015	2018	Elton House, Elton Way
Calgary, AB	14,423	2,252	37,415	2,207	2,329	39,545	12,517	2013	2003	20 Promenade Way SE
Calgary, AB	10,285	2,793	41,179	2,121	2,878	43,215	13,489	2013	1998	80 Edenwold Drive NW
Calgary, AB	8,244	3,122	38,971	2,529	3,253	41,369	12,750	2013	1998	150 Scotia Landing NW
Calgary, AB	18,339	3,431	28,983	2,548	3,525	31,437	9,199	2013	1989	9229 16th Street SW
Calgary, AB	21,193	2,385	36,776	3,598	2,447	40,312	8,837	2015	2006	2220-162nd Avenue SW
Camberley, UK	—	9,444	37,558	—	9,444	37,558	5,768	2016	2017	Pembroke Broadway
Camberley, UK	—	2,654	5,736	13,504	4,605	17,289	3,086	2014	2016	Fernhill Road
Camberley, UK	—	—	—	3,284	652	2,632	436	2014	2017	Fernhill Road
Camillus, NY	—	1,249	7,360	5,435	2,116	11,928	2,221	2019	2016	3877 Milton Avenue
Canton, MI	—	968	8,523	336	968	8,859	352	2022	2017	445 N Lotz Rd
Cape Coral, FL	—	760	18,868	562	760	19,430	5,366	2012	2009	831 Santa Barbara Boulevard
Cardiff, UK	—	3,191	12,566	2,225	3,116	14,866	5,248	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	—	5,880	64,711	6,683	5,880	71,394	25,006	2011	2009	3535 Manchester Avenue
Carmel, IN	—	2,766	53,419	580	2,787	53,978	3,264	2021	2017	689 Pro-Med Ln
Carmichael, CA	23,240	739	7,698	37,314	2,440	43,311	5,599	2019	2014	4717 Engle Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Caro, MI	—	614	4,366	271	614	4,637	281	2022	2009	1430 Cleaver Rd
Carol Stream, IL	—	1,730	55,048	7,637	1,730	62,685	19,491	2012	2001	545 Belmont Lane
Carrollton, TX	—	4,280	31,444	1,791	4,280	33,235	7,975	2013	2010	2105 North Josey Lane
Carrollton, GA	—	2,537	9,159	671	2,537	9,830	1,639	2021	1996	150 Cottage Lane
Carson City, NV	—	1,601	23,542	411	1,602	23,952	1,960	2021	1986	2120 E Long
Cary, NC	—	740	45,240	1,334	742	46,572	13,174	2013	2009	1206 West Chatham Street
Cary, NC	—	6,112	70,008	11,374	6,227	81,267	18,472	2018	1999	300 Kildaire Woods Drive
Cedar Falls, IA	—	1,259	9,930	196	1,285	10,100	1,108	2021	1997	2603 Orchard Drive
Cedar Hill, TX	—	1,971	24,590	40	1,971	24,630	1,589	2020	2020	1240 East Pleasant Run
Cedar Park, TX	—	1,750	15,664	1,223	1,750	16,887	3,161	2016	2015	800 C-Bar Ranch Trail
Cerritos, CA	—	—	27,494	7,682	—	35,176	10,995	2016	2002	11000 New Falcon Way
Charleston, IL	—	552	810	42	552	852	240	2021	2001	300 Lincoln Highway Road
Charleston, SC	—	2,912	19,817	70	2,913	19,886	1,582	2021	2005	1451 Tobias Gadson Blvd.
Charlotte, NC	—	5,279	19,325	115	5,288	19,431	2,199	2021	1987	5512 Carmel Road
Charlottesville, VA	—	4,651	91,468	24,249	5,022	115,346	25,213	2018	1991	2610 Barracks Road
Chatham, ON	—	1,098	12,462	3,344	1,199	15,705	4,117	2015	1965	25 Keil Drive North
Chattanooga, TN	—	3,373	15,791	119	3,373	15,910	1,958	2021	1998	7511 Shallowford Road
Chelmsford, MA	—	1,040	10,951	6,449	1,131	17,309	6,611	2003	1997	4 Technology Dr.
Chelmsford, MA	—	2,364	33,143	1,779	2,364	34,922	2,666	2021	1995	20 Summer Street
Chertsey, UK	—	9,566	25,886	41	9,058	26,435	4,128	2015	2018	Bittams Lane
Chesapeake, VA	—	2,214	22,566	806	2,237	23,349	2,461	2021	2004	933 Cedar Road
Chesterfield, MO	—	1,857	48,366	2,304	1,917	50,610	14,852	2013	2001	1880 Clarkson Road
Chesterton, IN	—	2,980	37,614	1,337	2,980	38,951	3,877	2020	2019	700 Dickinson Rd
Chico, CA	—	1,780	14,754	269	1,942	14,861	2,242	2021	1984	2801 Cohasset
Chorleywood, UK	—	5,636	43,191	2,056	5,500	45,383	16,117	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	—	4,217	31,866	6	4,217	31,872	3,860	2021	2018	1290 Santa Rosa Dr
Chula Vista, CA	—	—	—	25,694	2,186	23,508	7,411	2013	2003	3302 Bonita Road
Church Crookham, UK	—	2,591	14,215	328	2,536	14,598	4,175	2014	2014	2 Bourley Road
Cincinnati, OH	—	1,779	11,386	—	1,779	11,386	1,465	2019	2019	732 Clough Pike Road
Cincinnati, OH	—	1,606	3,994	340	1,606	4,334	1,414	2021	1998	4650 East Galbraith Road
Cincinnati, OH	—	3,345	52,867	195	3,346	53,061	5,282	2021	1986	8135 Beechmont Ave
Citrus Heights, CA	—	2,300	31,876	3,466	2,300	35,342	12,971	2010	1997	7418 Stock Ranch Rd.
Clackamas, OR	—	1,240	3,920	535	1,240	4,455	714	2021	1999	14370 SE Oregon Trail Dr
Claremont, CA	—	2,430	9,928	2,521	2,553	12,326	4,444	2013	2001	2053 North Towne Avenue
Clay, NY	—	1,414	11,477	—	1,414	11,477	2,096	2019	2014	8547 Morgan Road
Clearwater, FL	—	1,727	4,903	122	1,730	5,022	601	2021	1985	1100 Ponce de Leon Blvd.
Cleburne, TX	—	520	5,369	860	520	6,229	2,323	2006	2007	402 S Colonial Drive
Cohasset, MA	—	2,485	26,147	2,460	2,566	28,526	9,424	2013	1998	125 King Street (Rt 3A)
Colleyville, TX	—	1,050	17,082	89	1,050	17,171	2,782	2016	2013	8100 Precinct Line Road
Collierville, TN	—	—	—	42,204	2,306	39,898	1,129	2019	2020	691 S. Byhalia Rd.
Colorado Springs, CO	—	800	14,756	2,160	1,034	16,682	5,648	2013	2001	2105 University Park Boulevard
Colorado Springs, CO	—	1,142	15,510	267	1,164	15,755	1,678	2021	1985	5820 Flintridge Drive
Colts Neck, NJ	—	780	14,733	3,759	1,463	17,809	6,164	2010	2002	3 Meridian Circle

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Columbus, IN	—	1,593	12,186	246	1,594	12,431	1,467	2021	2000	3660 Central Avenue
Columbus, OH	—	916	7,112	265	916	7,377	221	2022	2017	2920 Snouffer Rd
Columbus, OH	12,636	1,547	17,126	1,180	1,547	18,306	341	2022	2015	2870 Snouffer Road
Columbus, IN	—	610	3,190	364	610	3,554	1,175	2010	1998	2564 Foxpointe Dr.
Concord, NH	13,829	2,825	21,636	1,326	2,825	22,962	767	2022	2017	23 Triangle Park Dr
Conroe, TX	—	980	7,771	1,499	980	9,270	2,948	2009	2010	903 Longmire Road
Coos Bay, OR	—	864	7,971	969	864	8,940	1,449	2020	1996	192 Norman Ave.
Coos Bay, OR	—	1,792	9,852	1,149	1,792	11,001	2,025	2020	2006	1855 Ocean Blvd SE
Coppell, TX	—	1,550	8,386	721	1,550	9,107	2,437	2012	2013	1530 East Sandy Lake Road
Coquitlam, BC	7,184	3,047	24,567	2,375	3,157	26,832	9,226	2013	1990	1142 Dufferin Street
Crystal Lake, IL	—	875	12,461	2,321	971	14,686	5,324	2013	2001	751 E Terra Cotta Avenue
Crystal Lake, IL	—	7,643	39,687	1,601	7,679	41,252	4,060	2021	1988	965 N. Brighton Circle W
Cuyahoga Falls, OH	—	592	2,804	523	592	3,327	283	2022	2012	1691 Queens Gate Cir
Dallas, TX	—	6,330	114,794	3,959	6,330	118,753	27,021	2015	2013	3535 N Hall Street
Dana Point, CA	—	5,508	54,890	—	5,508	54,890	5,102	2021	1994	25411 Sea Bluffs Drive
Danville, IN	—	2,236	28,757	6,996	2,246	35,743	1,265	2021	2021	200 S Arbor Ln
Dardenne Prairie, MO	—	1,309	11,507	328	1,309	11,835	879	2021	2010	1030 Barathaven Blvd.
Decatur, GA	—	1,098	15,302	173	1,098	15,475	1,784	2021	1987	341 Winn Way
Decatur, GA	—	—	—	31,425	1,951	29,474	9,780	2013	1998	920 Clairemont Avenue
Delaware, OH	—	1,919	26,250	352	1,919	26,602	798	2022	2020	90 Burr Oak Drive
Denton, TX	—	1,760	8,305	749	1,760	9,054	2,888	2010	2011	2125 Brinker Rd
Denton, TX	—	—	—	6,254	2,034	4,220	41	2021	1900	2907 W University Dr
Denver, CO	—	1,450	19,389	6,471	1,450	25,860	7,502	2012	1997	4901 South Monaco Street
Denver, CO	—	2,910	35,838	9,257	2,910	45,095	14,831	2012	2007	8101 E Mississippi Avenue
Denver, CO	—	1,533	9,221	109,858	5,402	115,210	18,542	2019	2014	1500 Little Raven St
Denver, CO	—	1,989	21,556	1,245	1,989	22,801	2,491	2020	2017	2979 Uinta Street
Des Moines, IA	—	1,196	9,629	393	1,196	10,022	1,063	2021	1990	4610 Douglas Avenue
Dix Hills, NY	—	3,808	39,014	2,942	4,092	41,672	13,259	2013	2003	337 Deer Park Road
Dollard-Des-Ormeaux, QC	—	1,957	14,431	334	2,059	14,663	5,545	2013	2008	4377 St. Jean Blvd
Dresher, PA	8,380	1,900	10,664	1,307	1,914	11,957	4,887	2013	2006	1650 Susquehanna Road
Dublin, OH	—	1,169	25,345	373	1,169	25,718	5,226	2016	2015	4175 Stoneridge Lane
Dublin, OH	—	3,688	23,035	1,093	3,688	24,128	1,225	2022	2017	4050 Hawthorne Ln
Durham, NC	—	3,212	23,350	302	3,221	23,643	2,037	2021	1998	205 Emerald Pond Lane
East Amherst, NY	—	1,665	11,696	—	1,665	11,696	2,254	2019	2015	8040 Roll Road
East Lansing, MI	—	3,919	19,373	173	3,919	19,546	2,304	2021	2000	5968 Park Lake Road
East Meadow, NY	—	69	45,991	2,427	127	48,360	15,186	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	—	4,920	37,354	2,537	4,986	39,825	12,561	2013	2002	1 Sunrise Drive
Eastbourne, UK	—	4,145	33,744	512	4,046	34,355	11,008	2013	2008	6 Upper Kings Drive
Edgbaston, UK	—	2,720	13,969	204	2,663	14,230	2,429	2014	2015	Speedwell Road
Edgewater, NJ	—	4,561	25,047	3,446	4,609	28,445	8,845	2013	2000	351 River Road
Edison, NJ	—	1,892	32,314	4,041	2,008	36,239	13,296	2013	1996	1801 Oak Tree Road
Edmond, OK	—	410	8,388	319	410	8,707	2,473	2012	2001	15401 North Pennsylvania Avenue

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Edmonds, WA	—	1,650	24,449	10,193	1,650	34,642	8,882	2015	1976	21500 72nd Avenue West
Edmonds, WA	—	2,891	26,413	2,428	2,891	28,841	3,466	2020	2000	180 2nd Ave S
Edmonton, AB	6,506	1,589	29,819	2,556	1,681	32,283	10,351	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	8,594	2,063	37,293	3,486	2,128	40,714	14,349	2013	1968	10015 103rd Avenue NW
Effingham, IL	—	606	3,699	268	616	3,957	556	2021	1997	1101 North Maple Street
Effingham, IL	—	105	460	—	105	460	166	2021	1996	505 West Temple Avenue
El Dorado Hills, CA	—	—	—	56,633	5,190	51,443	4,921	2017	2019	2020 Town Center West Way
Elkhorn, NE	11,872	1,846	21,426	1,075	1,846	22,501	696	2022	2014	3535 Piney Creek Dr
Encino, CA	—	5,040	46,255	7,397	5,040	53,652	17,079	2012	2003	15451 Ventura Boulevard
Englishtown, NJ	—	690	12,520	2,882	882	15,210	5,523	2010	1997	49 Lasatta Ave
Epsom, UK	—	20,159	34,803	123	19,734	35,351	6,169	2016	2014	450-458 Reigate Road
Erie, PA	—	1,502	9,216	—	1,502	9,216	1,909	2019	2013	4400 East Lake Road
Esher, UK	—	5,783	48,361	3,329	5,640	51,833	16,712	2013	2006	42 Copsem Lane
Evans, GA	—	3,211	20,503	89	3,218	20,585	2,519	2021	1999	100 Washington Commons Dr
Evansville, IN	—	1,038	11,983	493	1,038	12,476	1,567	2021	1991	5050 Lincoln Avenue
Everett, WA	—	638	8,708	1,066	638	9,774	1,363	2020	1998	524 75th St SE
Everett, WA	—	1,912	16,647	415	1,913	17,061	1,774	2021	1989	3915 Colby Avenue N
Fairfield, NJ	—	3,120	43,868	3,005	3,286	46,707	14,438	2013	1998	47 Greenbrook Road
Fairfield, IL	—	561	3,995	317	561	4,312	506	2021	1997	315 Market Street
Fairfield, CA	—	1,460	14,040	10,678	1,460	24,718	9,926	2002	1998	3350 Cherry Hills St.
Fairfield, OH	—	1,465	12,957	—	1,465	12,957	1,801	2019	2018	520 Patterson Boulevard
Fareham, UK	—	3,408	17,970	36	3,333	18,081	4,701	2014	2012	Redlands Lane
Florence, AL	—	353	13,049	3,740	385	16,757	5,404	2010	1999	3275 County Road 47
Flossmoor, IL	—	1,292	9,496	2,998	1,362	12,424	4,780	2013	2000	19715 Governors Highway
Flower Mound, TX	—	1,800	8,414	1,047	1,800	9,461	2,627	2011	2012	4141 Long Prairie Road
Folsom, CA	—	1,490	32,754	285	1,490	33,039	7,817	2015	2014	1574 Creekside Drive
Folsom, CA	—	2,306	10,948	232	2,306	11,180	1,391	2021	2010	1801 E. Natoma St.
Fort Wayne, IN	—	3,637	42,242	769	3,637	43,011	3,549	2020	2018	3715 Union Chapel Rd
Fort Worth, TX	—	2,080	27,888	10,112	2,080	38,000	12,780	2012	2001	2151 Green Oaks Road
Fort Worth, TX	—	4,179	40,328	18,261	7,150	55,618	8,766	2019	2017	3401 Amador Drive
Fort Worth, TX	—	2,538	18,909	49	2,538	18,958	1,794	2020	2020	3401 Amador Drive
Fort Worth, TX	—	—	—	25,972	2,781	23,191	1,964	2021	2015	8600 N Riverside Dr
Franklin, TN	—	5,733	15,437	2,351	5,734	17,787	1,789	2021	1999	314 Cool Springs Blvd.
Fremont, CA	—	3,400	25,300	7,027	3,456	32,271	14,022	2005	1987	2860 Country Dr.
Fresno, CA	22,570	896	10,591	25,463	2,459	34,491	4,868	2019	2014	5605 North Gates Avenue
Frome, UK	—	2,720	14,813	380	2,663	15,250	3,794	2014	2012	Welshmill Lane
Fullerton, CA	—	1,964	19,989	2,030	1,998	21,985	6,893	2013	2008	2226 North Euclid Street
Fullerton, CA	—	1,801	6,195	857	1,801	7,052	722	2021	1987	1510 East Commonwealth Avenue
Fullerton, CA	—	6,739	54,075	2,190	6,739	56,265	1,781	2022	2021	433 W Bastanchury Rd
Gahanna, OH	—	772	11,214	2,282	847	13,421	4,575	2013	1998	775 East Johnstown Road
Gainesville, GA	—	1,908	27,036	434	1,909	27,469	2,570	2021	2000	940 South Enota Drive
Gainesville, FL	—	—	—	31,636	2,374	29,262	2,767	2016	2018	3605 NW 83rd Street
Garden Grove, CA	—	2,107	4,549	1,171	2,107	5,720	879	2021	1999	11848 Valley View Street

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Gardnerville, NV	—	1,143	10,831	4,493	1,164	15,303	10,096	1998	1999	1565-A Virginia Ranch Rd.
Gig Harbor, WA	—	1,560	15,947	5,100	1,583	21,024	6,851	2010	1994	3213 45th St. Court NW
Gilbert, AZ	14,200	2,160	28,246	2,704	2,208	30,902	11,854	2013	2008	580 S. Gilbert Road
Glen Cove, NY	—	4,594	35,236	2,767	4,718	37,879	13,612	2013	1998	39 Forest Avenue
Glendale, AZ	—	3,114	24,668	52	3,115	24,719	1,276	2021	2018	8847 W. Glendale Ave
Glenview, IL	—	2,090	69,288	6,267	2,090	75,555	24,429	2012	2001	2200 Golf Road
Golden Valley, MN	3,600	1,520	33,513	1,703	1,634	35,102	10,803	2013	2005	4950 Olson Memorial Highway
Granbury, TX	—	2,040	30,670	873	2,040	31,543	9,825	2011	2009	100 Watermark Boulevard
Grand Forks, ND	—	1,050	13,147	28	1,050	13,175	1,212	2021	2014	3783 S 16th St #112
Grand Prairie, TX	—	1,880	23,827	45	1,884	23,868	1,023	2021	2021	3013 Doryn Drive
Grand Rapids, MI	—	2,179	15,745	256	2,365	15,815	1,554	2021	2003	3121 Lake Michigan Dr NW
Grandville, MI	—	1,533	7,219	371	1,533	7,590	362	2022	2018	3939 44th St SW
Grants Pass, OR	—	561	8,874	177	561	9,051	749	2021	1985	1001 NE A Street
Grapevine, TX	—	2,220	17,648	637	2,220	18,285	3,396	2013	2014	4545 Merlot Drive
Greeley, CO	—	1,077	18,051	499	1,077	18,550	3,006	2017	2009	5300 West 29th Street
Greenville, SC	—	893	22,795	702	894	23,496	2,116	2021	1989	1180 Haywood Road
Gresham, OR	—	1,966	6,566	139	1,966	6,705	558	2021	1985	2895 SE Powell Valley Rd.
Grimsby, ON	—	636	5,617	785	661	6,377	1,724	2015	1991	84 Main Street East
Grosse Pointe Woods, MI	—	950	13,662	1,006	950	14,668	4,495	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	—	1,430	31,777	1,355	1,452	33,110	10,020	2013	2005	21260 Mack Avenue
Grove City, OH	—	3,509	82,988	—	3,509	82,988	11,470	2018	2017	3717 Orders Road
Grove City, OH	—	1,099	5,246	495	1,105	5,735	816	2021	1990	2320 Sonora Drive
Guildford, UK	—	—	—	61,801	5,243	56,558	17,015	2013	2006	Astolat Way, Peasmarsh
Gurnee, IL	—	890	27,931	2,805	945	30,681	9,490	2013	2002	500 North Hunt Club Road
Haddonfield, NJ	—	520	16,363	852	527	17,208	3,932	2011	2015	132 Warwick Road
Hamburg, NY	—	984	10,928	—	984	10,928	2,013	2019	2009	4600 Southwestern Blvd
Hamilton, OH	—	1,128	10,940	1,116	1,184	12,000	1,879	2019	2019	1740 Eden Park Drive
Hampshire, UK	—	—	—	30,676	4,084	26,592	8,359	2013	2006	22-26 Church Road
Happy Valley, OR	—	721	10,410	—	721	10,410	1,746	2019	1998	8915 S.E. Monterey
Harahan, LA	—	2,628	38,864	78	2,628	38,942	1,215	2021	2020	7904 Jefferson Hwy
Harrisburg, IL	—	858	4,940	210	858	5,150	735	2021	2005	165 Ron Morse Drive
Hattiesburg, MS	—	450	13,469	185	450	13,654	4,228	2010	2009	217 Methodist Hospital Blvd
Haverford, PA	—	1,880	33,993	3,519	1,907	37,485	11,602	2010	2000	731 Old Buck Lane
Helena, MT	—	1,850	19,045	93	1,851	19,137	2,692	2021	1998	2801 Colonial Drive
Hemet, CA	—	1,877	9,488	320	1,878	9,807	1,027	2021	1988	800 W Oakland Ave
Henderson, NV	—	1,190	11,600	1,393	1,298	12,885	5,277	2013	2008	1555 West Horizon Ridge Parkway
Hermitage, PA	—	1,084	15,449	50	1,084	15,499	1,600	2021	2001	260 S. Buhl Farm Dr.
Hickory, NC	—	1,600	28,419	122	1,600	28,541	2,690	2021	2002	915 29th Avenue NE
High Point, NC	—	1,355	21,735	596	1,356	22,330	2,394	2021	2002	1573 Skeet Club Rd.
High Wycombe, UK	—	3,378	13,343	—	3,378	13,343	2,156	2015	2017	The Row Lane End
Highland Park, IL	—	2,820	15,832	1,435	2,820	17,267	4,703	2011	2012	1651 Richfield Avenue
Highland Park, IL	—	2,250	25,313	1,991	2,271	27,283	9,345	2013	2005	1601 Green Bay Road
Hindhead, UK	—	17,852	48,645	46	17,475	49,068	8,341	2016	2012	Portsmouth Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Hingham, MA	—	1,440	32,292	615	1,444	32,903	7,922	2015	2012	1 Sgt. William B Terry Drive
Holbrook, NY	—	3,957	35,337	2,994	4,317	37,971	11,991	2013	2001	320 Patchogue Holbrook Road
Honolulu, HI	—	22,918	56,046	802	22,930	56,836	7,569	2021	1998	428 Kawaihae St
Hoover, AL	—	2,165	18,043	121	2,166	18,163	1,957	2021	2004	3517 Lorna Road
Horley, UK	—	2,332	12,144	550	2,283	12,743	3,744	2014	2014	Court Lodge Road
Houston, TX	—	960	16,071	—	960	16,071	10,261	2011	1995	10225 Cypresswood Dr
Houston, TX	—	3,830	55,674	10,350	3,830	66,024	22,748	2012	1998	2929 West Holcombe Boulevard
Houston, TX	—	—	—	41,899	1,040	40,859	12,062	2012	1999	505 Bering Drive
Houston, TX	—	—	—	19,671	1,750	17,921	3,578	2016	2014	10120 Louetta Road
Howell, NJ	—	1,066	21,577	2,085	1,154	23,574	7,614	2010	2007	100 Meridian Place
Hudson, OH	—	1,586	11,314	167	1,586	11,481	257	2022	2019	125 Omni Lake Pkwy
Hudson, OH	—	1,754	34,395	448	1,754	34,843	700	2022	2019	150 Omni Lake Pkwy
Huntington Beach, CA	—	3,808	31,172	3,163	3,931	34,212	11,961	2013	2004	7401 Yorktown Avenue
Hutchinson, KS	—	600	10,590	5,501	600	16,091	5,555	2004	1997	2416 Brentwood
Independence, MO	—	1,572	14,454	—	1,572	14,454	2,032	2019	2019	19301 East Eastland Ctr Ct
Independence, MO	—	3,215	24,471	478	3,250	24,914	2,373	2021	1990	2100 Swope Drive
Independence, MO	10,558	2,017	15,796	884	2,017	16,680	547	2022	2014	19301 E 50th Terrace Ct S
Indianola, IA	—	2,211	11,501	533	2,211	12,034	387	2022	2018	610 E Scenic Valley Ave
Iowa City, IA	—	891	6,011	136	891	6,147	632	2021	1991	2423 Walden Road
Jackson, TN	—	1,370	12,490	310	1,387	12,783	1,291	2021	1996	25 Max Lane Drive
Jacksonville, FL	—	750	25,231	268	750	25,499	4,303	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	—	—	26,381	2,086	1,691	26,776	4,505	2013	2014	4000 San Pablo Parkway
Jacksonville, FL	—	1,205	11,991	23,039	6,550	29,685	4,028	2019	2019	10520 Validus Drive
Jeannette, PA	—	1,642	22,377	919	1,642	23,296	717	2022	2018	4000 Village Dr
Johns Creek, GA	—	1,580	23,285	1,651	1,588	24,928	7,884	2013	2009	11405 Medlock Bridge Road
Johnson City, NY	—	1,440	11,675	1,184	1,481	12,818	2,379	2019	2013	1035 Anna Maria Drive
Kalamazoo, MI	—	7,511	45,942	48	6,291	47,210	5,344	2021	1989	1700 Bronson Way
Kalamazoo, MI	—	—	—	1,274	1,274	—	—	2021	1900	1700 Bronson Way
Kanata, ON	—	1,689	28,670	816	1,676	29,499	9,527	2012	2005	70 Stonehaven Drive
Kansas City, MO	11,239	1,938	11,694	854	1,938	12,548	456	2022	2016	111 NW 94 St
Kelowna, BC	4,118	2,688	13,647	1,753	2,786	15,302	5,420	2013	1999	863 Leon Avenue
Kelowna, BC	—	6,302	46,346	4,616	6,302	50,962	2,622	2022	2021	1360 K.L.O Road
Kelowna, BC	—	5,443	42,606	3,801	5,443	46,407	2,803	2022	2000	580 Yates Road
Kelowna, BC	—	6,171	51,949	4,494	6,171	56,443	2,662	2022	2005	1075 Barnes Ave
Kelowna, BC	—	3,718	44,690	3,508	3,718	48,198	2,719	2022	2012	1277 Gordon Drive
Kelowna, BC	—	3,069	11,524	622	3,069	12,146	864	2022	1988	3200 Lakeshore Road
Kennebunk, ME	—	2,700	30,204	6,670	3,525	36,049	16,753	2013	2006	One Huntington Common Drive
Kenner, LA	—	1,100	10,036	5,354	1,100	15,390	11,447	1998	2000	1600 Joe Yenni Blvd
Kenner, LA	—	809	12,344	575	810	12,918	962	2021	1988	1101 Sunset Boulevard
Kennett Square, PA	—	1,050	22,946	1,308	1,152	24,152	7,496	2010	2008	301 Victoria Gardens Dr.
Kingsport, TN	—	2,123	33,130	61	2,123	33,191	1,121	2021	2019	915 Holston Hills Dr.
Kingston, ON	10,554	1,030	11,416	1,707	1,368	12,785	3,066	2015	1983	181 Ontario Street
Kingston upon Thames, UK	—	32,366	46,899	—	32,366	46,899	7,935	2016	2014	Coombe Lane West

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Kingwood, TX	—	480	9,777	1,681	480	11,458	3,901	2011	1999	22955 Eastex Freeway
Kingwood, TX	—	1,683	24,207	2,513	1,683	26,720	5,931	2017	2012	24025 Kingwood Place
Kirkland, WA	—	1,880	4,315	2,287	1,880	6,602	2,562	2003	1996	6505 Lakeview Dr.
Kitchener, ON	8,502	1,341	13,939	4,800	1,411	18,669	4,858	2016	2003	1250 Weber Street E
Klamath Falls, OR	—	1,335	10,174	2,102	1,335	12,276	2,553	2020	2000	615 Washburn Way
La Palma, CA	—	2,950	16,591	1,337	2,996	17,882	5,866	2013	2003	5321 La Palma Avenue
La Vista, NE	9,220	1,199	14,840	830	1,199	15,670	540	2022	2012	7544 Gertrude St
Lackawanna, NY	—	1,029	5,959	—	1,029	5,959	1,250	2019	2002	133 Orchard Place
Lafayette Hill, PA	—	1,750	11,848	2,566	1,867	14,297	5,793	2013	1998	429 Ridge Pike
Laguna Hills, CA	—	12,820	75,926	20,937	12,820	96,863	27,962	2016	1988	24903 Moulton Parkway
Laguna Woods, CA	—	11,280	76,485	14,186	11,280	90,671	24,362	2016	1987	24441 Calle Sonora
Laguna Woods, CA	—	9,150	57,842	13,345	9,150	71,187	19,566	2016	1986	24962 Calle Aragon
Lake Havasu City, AZ	—	364	1,599	527	364	2,126	489	2020	2009	320 Lake Havasu Ave. N,
Lake Zurich, IL	—	1,470	9,830	3,857	1,470	13,687	5,679	2011	2007	550 America Court
Lakeland, FL	—	2,416	19,791	165	2,416	19,956	2,165	2021	1999	1325 Grasslands Boulevard
Lakeview, MI	—	733	2,212	126	733	2,338	191	2022	2013	9494 Paden Rd
Lakewood, NY	10,040	1,031	17,410	776	1,031	18,186	565	2022	2016	2123 Southwestern Dr
Lakewood Ranch, FL	—	650	6,714	2,051	650	8,765	2,373	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	—	1,000	22,388	493	1,000	22,881	6,231	2012	2005	8220 Natures Way
Lancaster, CA	—	700	15,295	5,028	712	20,311	6,995	2010	1999	43051 15th St. West
Lancaster, OH	—	289	2,077	620	289	2,697	267	2021	1996	800 Becks Knob Road
Lancaster, OH	—	1,029	7,699	236	1,029	7,935	1,101	2021	1981	2750 West Fair Avenue
Lancaster, PA	—	1,680	14,039	131	1,680	14,170	2,374	2015	2017	31 Millersville Road
Lancaster, NY	—	1,283	12,202	—	1,283	12,202	2,393	2019	2011	18 Pavement Road
Las Vegas, NV	—	5,908	36,955	4,577	5,908	41,532	7,940	2020	1999	1600 S Valley View Road
Las Vegas, NV	—	1,274	13,748	803	1,298	14,527	1,789	2020	2001	3300 Winterhaven Street
Las Vegas, NV	—	2,412	22,045	2,615	2,412	24,660	3,491	2020	1997	3210 S Sandhill Road
Laval, QC	19,011	2,105	32,161	4,586	2,129	36,723	7,379	2018	2005	269, boulevard Ste. Rose
Laval, QC	3,513	2,383	5,968	1,431	2,402	7,380	1,425	2018	1989	263, boulevard Ste. Rose
Lawrence, KS	—	250	8,716	195	250	8,911	2,399	2012	1996	3220 Peterson Road
Lawrenceville, GA	—	1,500	29,003	979	1,562	29,920	9,369	2013	2008	1375 Webb Gin House Road
Lawrenceville, GA	—	3,513	24,173	2,504	3,514	26,676	1,896	2021	2007	2899 Five Forks Trickum Road
Leatherhead, UK	—	4,430	17,865	—	4,430	17,865	2,793	2015	2017	Rectory Lane
Leawood, KS	—	2,490	32,493	10,824	5,610	40,197	12,945	2012	1999	4400 West 115th Street
Lenexa, KS	9,700	826	26,251	1,837	927	27,987	9,460	2013	2006	15055 West 87th Street Parkway
Lexington, SC	—	1,843	15,301	300	1,870	15,574	1,365	2021	2001	203 Old Chapin Rd.
Lincoln, NE	—	884	10,637	99	895	10,725	1,088	2021	1990	1111 S 70th
Lincoln, NE	—	390	13,807	602	390	14,409	4,660	2010	2000	7208 Van Dorn St.
Lincroft, NJ	—	9	19,958	2,131	148	21,950	7,195	2013	2002	734 Newman Springs Road
Linwood, NJ	—	800	21,984	2,521	873	24,432	7,921	2010	1997	432 Central Ave
Litchfield, CT	—	1,240	17,908	12,418	1,362	30,204	8,222	2010	1998	19 Constitution Way
Lititz, PA	—	1,200	13,836	116	1,200	13,952	2,339	2015	2016	80 West Millport Road
Little Neck, NY	—	3,350	38,461	5,987	3,358	44,440	13,338	2010	2000	5515 Little Neck Pkwy.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Livingston, NJ	—	8,000	44,424	2,210	8,103	46,531	8,297	2015	2017	369 E Mt Pleasant Avenue
Lombard, IL	17,010	2,130	59,943	2,205	2,218	62,060	19,109	2013	2009	2210 Fountain Square Dr
London, UK	—	19,777	39,598	—	19,777	39,598	820	2019	2022	Wood Street
London, UK	—	—	—	13,885	3,055	10,830	2,865	2014	2012	71 Hatch Lane
London, UK	—	23,387	41,794	—	23,387	41,794	1,178	2019	2022	Ashley Ln, London
London, ON	9,601	1,969	16,985	2,243	2,018	19,179	4,954	2015	1953	1486 Richmond Street North
London, ON	—	1,445	13,631	1,537	1,599	15,014	3,839	2015	1950	81 Grand Avenue
London, UK	—	—	—	24,022	7,282	16,740	3,186	2015	2016	6 Victoria Drive
London, UK	—	—	—	68,565	21,955	46,610	3,774	2017	2020	39-41 East Hill, Wandsworth
Londonderry, NH	15,304	2,872	24,521	1,279	2,872	25,800	834	2022	2016	2 Golen Dr
Long Grove, IL	—	—	—	25,923	2,729	23,194	1,413	2021	2017	2300 Illinois Route 53
Longmont, CO	—	1,756	11,825	412	1,903	12,090	1,509	2021	1986	2210 Main Street
Longueuil, QC	7,441	3,992	23,711	3,539	4,157	27,085	7,607	2015	1989	70 Rue Levis
Longview, TX	—	610	5,520	1,233	610	6,753	2,390	2006	2007	311 E Hawkins Pkwy
Lorain, OH	—	1,409	13,052	—	1,409	13,052	1,626	2019	2018	5401 North Pointe Pkwy
Los Angeles, CA	—	—	114,438	10,062	—	124,500	42,068	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	—	3,540	19,007	4,552	3,540	23,559	8,603	2012	2001	2051 N. Highland Avenue
Los Angeles, CA	—	—	28,050	6,540	91	34,499	8,134	2016	2006	4061 Grand View Boulevard
Louisville, KY	—	2,420	20,816	3,810	2,420	24,626	8,588	2012	1999	4600 Bowling Boulevard
Louisville, KY	13,650	1,600	20,326	1,925	1,607	22,244	7,375	2013	2010	6700 Overlook Drive
Louisville, CO	—	2,266	13,002	21,965	1,939	35,294	5,305	2019	2008	1336 E Hecla Drive
Louisville, CO	—	1,042	8,396	18,982	1,156	27,264	2,801	2019	2019	1800 Plaza Drive
Louisville, CO	—	1,432	6,684	54,218	2,584	59,750	11,898	2019	1999	1855 Plaza Drive
Louisville, CO	—	1,323	7,547	11,733	1,391	19,212	2,534	2019	1999	282 McCaslin Blvd
Louisville, CO	—	1,630	12,001	37,342	2,332	48,641	7,395	2019	2004	1331 E Hecla Drive
Louisville, KY	—	1,588	9,254	460	1,614	9,688	912	2021	2000	620 Valley Coillege Drive
Louisville, KY	—	2,274	10,768	2,440	2,274	13,208	1,032	2021	1998	8021 Christian Court
Ludington, MI	—	747	6,406	104	747	6,510	146	2022	2002	502 N Sherman St
Lynnfield, MA	—	3,165	45,200	2,936	3,786	47,515	15,282	2013	2006	55 Salem Street
Macungie, PA	—	—	—	26,961	2,558	24,403	1,886	2017	2018	6043 Lower Macungie Road
Madison, TN	—	2,093	8,306	208	2,093	8,514	861	2021	1986	200 East Webster
Mahwah, NJ	—	1,605	27,249	1,428	1,632	28,650	5,639	2012	2015	15 Edison Road
Malvern, PA	—	1,651	17,194	3,232	1,804	20,273	7,964	2013	1998	324 Lancaster Avenue
Manassas, VA	—	2,946	16,609	168	2,976	16,747	1,759	2021	1994	9852 Fairmont Avenue
Mansfield, TX	—	660	5,251	850	660	6,101	2,283	2006	2007	2281 Country Club Dr
Mansfield, TX	—	—	—	21,353	2,807	18,546	1,504	2017	2019	2500 N. Walnut Creek
Manteca, CA	—	1,300	12,125	5,706	1,312	17,819	7,831	2005	1986	430 N. Union Rd.
Maple Ridge, BC	8,632	2,875	11,922	2,485	3,139	14,143	2,686	2015	2009	12241 224th Street
Marieville, QC	5,206	1,278	12,113	895	1,333	12,953	3,259	2015	2002	425 rue Claude de Ramezay
Markham, ON	45,522	3,727	48,939	2,869	3,780	51,755	19,006	2013	1981	7700 Bayview Avenue
Marlboro, NJ	—	2,222	14,888	2,532	2,268	17,374	5,694	2013	2002	3A South Main Street
Marlow, UK	—	8,587	38,359	—	8,587	38,359	7,060	2013	2014	210 Little Marlow Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Marysville, WA	—	620	4,780	5,069	620	9,849	3,543	2003	1998	9802 48th Dr. N.E.
Massillon, OH	—	1,117	16,687	889	1,117	17,576	553	2022	2016	2550 University Dr SE
Mattoon, IL	—	791	1,905	168	803	2,061	409	2021	1999	2008 South 9th Street
Mattoon, IL	—	505	2,258	275	505	2,533	385	2021	2001	1920 Brookstone Lane
McKinney, TX	—	1,570	7,389	1,211	1,570	8,600	2,785	2009	2010	2701 Alma Rd.
McKinney, TX	—	4,314	23,777	118	4,314	23,895	1,681	2021	2018	220 S Crutcher Crossing
Meadville, PA	—	546	4,826	—	546	4,826	113	2022	1900	637 Pine St
Medicine Hat, AB	8,917	1,432	14,141	340	1,472	14,441	4,462	2015	1999	223 Park Meadows Drive SE
Medina, OH	—	1,309	10,540	2,429	1,735	12,543	2,003	2019	2017	699 North Huntington St
Medina, OH	—	—	—	42,524	2,111	40,413	792	2019	2020	122 Medina Rd
Melbourne, FL	—	7,070	48,257	45,667	7,070	93,924	33,317	2007	2009	7300 Watersong Lane
Melville, NY	—	4,280	73,283	9,420	4,332	82,651	25,492	2010	2001	70 Pinelawn Rd
Memphis, TN	—	1,800	17,744	3,809	1,800	21,553	8,471	2012	1999	6605 Quail Hollow Road
Memphis, TN	—	2,794	3,974	1,844	2,794	5,818	1,370	2021	1981	1645 Massey Road
Memphis, TN	—	1,578	9,933	233	1,578	10,166	1,211	2021	2018	8722 Winchester Rd
Menomonee Falls, WI	—	1,020	6,984	2,694	1,020	9,678	3,613	2006	2007	W128 N6900 Northfield Drive
Mentor, OH	11,225	957	13,206	936	957	14,142	340	2022	2019	9150 Lakeshore Blvd
Merced, CA	—	2,806	13,292	242	2,814	13,526	1,255	2021	1997	3460 R Street
Mesa, AZ	—	950	9,087	5,940	950	15,027	7,394	1999	2000	7231 E. Broadway
Metairie, LA	14,200	725	27,708	2,080	1,448	29,065	8,708	2013	2009	3732 West Esplanade Ave. S
Midland, MI	—	1,084	5,623	332	1,084	5,955	328	2022	2015	4124 Waldo Ave
Mill Creek, WA	—	10,150	60,274	4,994	10,179	65,239	25,494	2010	1998	14905 Bothell-Everett Hwy
Millbrook, NY	—	12,448	12,390	788	12,708	12,918	3,250	2021	1985	79 Flint Road
Millersburg, OH	—	1,293	17,788	716	1,293	18,504	590	2022	2021	4245 Glen Dr
Milton, ON	17,326	4,542	25,321	5,995	4,680	31,178	5,978	2015	2012	611 Farmstead Drive
Milwaukie, OR	—	2,391	20,262	289	2,391	20,551	2,117	2021	1996	4017 SE Vineyard Road
Minnetonka, MN	—	920	29,344	1,594	964	30,894	9,364	2013	2006	18605 Old Excelsior Blvd.
Mission Viejo, CA	12,661	6,600	52,118	9,060	6,600	61,178	14,143	2016	1998	27783 Center Drive
Mississauga, ON	7,208	1,602	17,996	1,132	1,641	19,089	6,066	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	23,386	3,649	35,137	2,773	3,818	37,741	11,877	2015	1988	1490 Rathburn Road East
Mississauga, ON	5,266	2,548	15,158	3,369	2,608	18,467	5,112	2015	1989	85 King Street East
Missoula, MT	—	550	7,490	2,098	553	9,585	3,862	2005	1998	3620 American Way
Mobberley, UK	—	5,146	26,665	126	5,037	26,900	9,760	2013	2007	Barclay Park, Hall Lane
Mobile, AL	—	737	10,205	77	737	10,282	1,302	2021	1995	650 University Boulevard South
Molalla, OR	—	1,210	3,903	719	1,210	4,622	928	2020	1998	835 E Main St
Monterey, CA	—	6,440	29,101	3,717	6,443	32,815	10,523	2013	2009	1110 Cass St.
Montgomery, AL	—	524	10,923	47	524	10,970	1,364	2021	1991	5801 EastdaleDrive
Montgomery, MD	—	6,482	83,642	15,287	6,709	98,702	22,714	2018	1992	3701 International Dr
Montgomery Village, MD	—	3,530	18,246	7,952	4,291	25,437	13,035	2013	1993	19310 Club House Road
Montreal-Nord, QC	9,462	4,407	23,719	8,325	4,463	31,988	7,068	2018	1988	6700, boulevard Gouin Est
Moorestown, NJ	—	2,060	51,628	8,586	2,095	60,179	17,302	2010	2000	1205 N. Church St
Moose Jaw, SK	1,249	582	12,973	1,379	595	14,339	4,346	2013	2001	425 4th Avenue NW

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Morton Grove, IL	—	1,900	15,729	—	1,900	15,729	5,866	2010	2011	5520 N. Lincoln Ave.
Murphy, TX	—	1,950	19,182	831	1,950	20,013	4,066	2015	2012	304 West FM 544
Nacogdoches, TX	—	390	5,754	970	390	6,724	2,499	2006	2007	5902 North St
Naperville, IL	—	1,550	12,237	2,722	1,550	14,959	5,064	2012	2013	1936 Brookdale Road
Naperville, IL	—	1,540	28,204	1,894	1,593	30,045	9,739	2013	2002	535 West Ogden Avenue
Nashville, TN	—	3,900	35,788	5,251	3,900	41,039	15,368	2012	1999	4206 Stammer Place
New Braunfels, TX	—	1,200	19,800	10,568	2,729	28,839	8,054	2011	2009	2294 East Common Street
New Palestine, IN	—	2,259	22,010	211	2,290	22,190	1,944	2021	2017	4400 Terrace Drive
Newberg, OR	—	2,806	15,260	133	2,809	15,390	1,239	2021	2002	3801 Hayes St.
Newbury, UK	—	2,850	12,796	161	2,790	13,017	2,257	2015	2016	370 London Road
Newmarket, UK	—	4,071	11,902	890	3,985	12,878	3,674	2014	2011	Jeddah Way
Newtown Square, PA	—	1,930	14,420	1,961	1,975	16,336	6,289	2013	2004	333 S. Newtown Street Rd.
Norman, OK	—	1,480	33,330	957	1,480	34,287	9,102	2012	1985	800 Canadian Trails Drive
North Canton, OH	—	1,726	24,588	1,926	1,726	26,514	829	2022	2017	850 Applegrove St
North Ridgeville, OH	—	1,780	29,390	88	1,780	29,478	484	2022	2020	33770 Bagley Rd
North Tonawanda, NY	—	1,249	7,360	639	1,263	7,985	1,548	2019	2005	705 Sandra Lane
North Tonawanda, NY	—	1,426	17,572	653	1,426	18,225	605	2022	2009	3959 Forest Park Way
North Tustin, CA	—	2,880	18,059	1,400	3,044	19,295	5,693	2013	2000	12291 Newport Avenue
North Wales, PA	—	1,968	18,356	767	1,971	19,120	2,161	2021	2013	1419 Horsham Rd
Oak Harbor, WA	—	739	7,698	787	739	8,485	1,533	2019	1998	171 SW 6th Ave
Oak Park, IL	—	1,250	40,383	3,944	1,250	44,327	14,849	2012	2004	1035 Madison Street
Oakdale, PA	—	1,917	11,954	931	1,930	12,872	2,438	2019	2017	7420 Steubenville Pike
Oakland, CA	—	3,877	47,508	4,284	4,117	51,552	16,621	2013	1999	11889 Skyline Boulevard
Oakton, VA	—	2,250	37,576	4,241	2,393	41,674	13,186	2013	1997	2863 Hunter Mill Road
Oakville, ON	4,860	1,252	7,382	769	1,331	8,072	2,716	2013	1982	289 and 299 Randall Street
Oakville, ON	7,427	2,134	29,963	2,977	2,203	32,871	10,487	2013	1994	25 Lakeshore Road West
Oakville, ON	3,901	1,271	13,754	1,560	1,311	15,274	4,460	2013	1988	345 Church Street
Ocala, FL	—	1,340	10,564	377	1,340	10,941	3,947	2008	2009	2650 SE 18TH Avenue
Odessa, TX	—	346	3,506	249	384	3,717	326	2021	1954	311 W 4th St
Ogden, UT	—	360	6,700	1,864	360	8,564	3,706	2004	1998	1340 N. Washington Blv.
Oklahoma City, OK	—	590	7,513	195	590	7,708	3,026	2007	2008	13200 S. May Ave
Oklahoma City, OK	—	760	7,017	331	760	7,348	2,776	2007	2009	11320 N. Council Road
Oklahoma City, OK	—	—	—	18,228	1,590	16,638	1,649	2014	2016	2800 SW 131st Street
Oklahoma City, OK	—	5,946	29,540	343	5,962	29,867	34,358	2021	1984	1404 North West 122nd Street
Okotoks, AB	15,670	714	20,943	1,428	752	22,333	5,811	2015	2010	51 Riverside Gate
Olney, IL	—	897	4,805	284	897	5,089	661	2021	1999	1110 North East Street
Olney, IL	—	534	2,234	312	546	2,534	424	2021	1998	1301 North East Street
Omaha, NE	7,977	1,623	12,027	649	1,623	12,676	416	2022	2010	7205 N 73rd Plz Cir
Omaha, NE	—	370	10,230	284	370	10,514	3,477	2010	1998	11909 Miracle Hills Dr.
Omaha, NE	—	380	8,769	436	380	9,205	3,159	2010	1999	5728 South 108th St.
Orange, CA	34,560	8,021	64,689	2,803	8,021	67,492	8,850	2019	2018	630 The City Drive South
Orem, UT	—	1,395	8,775	224	1,395	8,999	1,055	2021	1987	325 W Center
Ormond Beach, FL	—	3,428	16,941	326	3,430	17,265	1,935	2021	1984	101 Clyde Morris Blvd

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Ottawa, ON	11,998	1,341	15,425	3,637	1,403	19,000	3,822	2015	2001	110 Berrigan Drive
Ottawa, ON	7,629	2,809	27,299	3,583	2,855	30,836	10,742	2013	1998	43 Aylmer Avenue
Ottawa, ON	3,843	1,156	9,758	791	1,210	10,495	3,326	2013	1998	1351 Hunt Club Road
Ottawa, ON	5,015	746	7,800	1,101	799	8,848	2,733	2013	1999	140 Darlington Private
Ottawa, ON	7,818	1,176	12,764	961	1,240	13,661	2,710	2015	1987	10 Vaughan Street
Ottawa, ON	17,195	3,454	23,309	3,538	3,607	26,694	10,393	2015	1966	2370 Carling Avenue
Ottawa, ON	17,733	4,256	39,141	1,225	4,299	40,323	9,757	2015	2005	751 Peter Morand Crescent
Ottawa, ON	6,189	2,197	7,513	—	2,197	7,513	3,451	2015	1989	1 Eaton Street
Ottawa, ON	11,788	2,963	26,424	2,773	3,094	29,066	6,221	2015	2008	691 Valin Street
Ottawa, ON	8,893	1,561	18,170	2,816	1,707	20,840	4,534	2015	2006	22 Barnstone Drive
Ottawa, ON	11,461	3,403	31,090	3,014	3,558	33,949	6,748	2015	2009	990 Hunt Club Road
Ottawa, ON	14,435	3,411	28,335	5,298	3,560	33,484	8,206	2015	2009	2 Valley Stream Drive
Outremont, QC	15,294	6,746	45,981	11,180	6,848	57,059	13,161	2018	1976	1000, avenue Rockland
Overland Park, KS	—	1,540	16,269	4,322	1,670	20,461	6,109	2012	1998	9201 Foster
Oviedo, FL	—	3,350	31,147	223	3,351	31,369	3,366	2021	2002	7015 Red Bug Lake Rd.
Painesville, OH	8,193	1,407	12,500	—	1,407	12,500	95	2020	2022	1386 Elizabeth Blvd
Painted Post, NY	8,995	1,326	13,400	704	1,326	14,104	498	2022	2012	110 Creekside Dr
Palestine, TX	—	180	4,320	2,951	180	7,271	2,437	2006	2005	1625 W. Spring St.
Palm Coast, FL	—	870	10,957	355	870	11,312	3,965	2008	2010	50 Town Ct.
Palm Desert, CA	—	6,193	83,052	1,855	6,193	84,907	1,916	2022	2010	39905 Via Scena
Palm Desert, CA	—	13,628	58,446	1,510	13,683	59,901	6,453	2021	1985	41-505 Carlotta Drive
Palo Alto, CA	25,050	—	39,639	3,558	43	43,154	13,765	2013	2007	2701 El Camino Real
Paramus, NJ	—	2,840	35,728	2,061	2,986	37,643	11,868	2013	1998	567 Paramus Road
Paris, IL	—	688	6,203	403	719	6,575	639	2021	2001	146 Brookstone Lane
Paris, TX	—	490	5,452	1,160	490	6,612	5,507	2005	2006	750 N Collegiate Dr
Parma, OH	—	1,533	9,221	754	1,536	9,972	1,904	2019	2016	11500 Huffman Road
Paso Robles, CA	—	1,770	8,630	6,298	1,770	14,928	5,940	2002	1998	1919 Creston Rd.
Peabody, MA	—	2,250	16,071	1,405	2,380	17,346	4,853	2013	1994	73 Margin Street
Pella, IA	—	870	6,716	496	938	7,144	1,940	2012	2002	2602 Fifield Road
Pembroke, ON	—	1,931	9,427	1,106	1,915	10,549	3,434	2012	1999	1111 Pembroke Street West
Pennington, NJ	—	1,380	27,620	3,861	1,527	31,334	8,970	2011	2000	143 West Franklin Avenue
Penticton, BC	—	3,706	46,717	3,508	3,706	50,225	2,779	2022	2015	3475 Wilson Street
Peoria, AZ	—	766	21,796	2,636	766	24,432	4,725	2018	2014	13391 N 94th Drive
Peoria, AZ	—	2,006	12,091	920	2,006	13,011	1,467	2021	1997	13619 N 94th Drive
Pickerington, OH	—	2,815	26,921	645	2,815	27,566	964	2022	2019	602 Redbud Road
Pittsburgh, PA	—	1,580	18,017	11,434	1,615	29,416	7,323	2013	2009	900 Lincoln Club Dr.
Pittston, PA	—	1,644	13,756	858	1,644	14,614	529	2022	2019	900 N Twp Blvd
Placentia, CA	—	8,480	17,076	6,657	8,528	23,685	7,370	2016	1987	1180 N Bradford Avenue
Plainview, NY	—	3,066	19,901	1,935	3,182	21,720	6,574	2013	2001	1231 Old Country Road
Plano, TX	28,960	3,120	59,950	6,115	3,294	65,891	23,616	2013	2006	4800 West Parker Road
Plano, TX	—	1,750	15,390	2,126	1,750	17,516	3,619	2016	2014	3690 Mapleshade Lane
Plattsmouth, NE	—	250	5,650	189	250	5,839	2,021	2010	1999	1913 E. Highway 34
Playa Vista, CA	—	1,580	40,531	4,053	1,677	44,487	13,996	2013	2006	5555 Playa Vista Drive
Pleasanton, CA	—	—	—	52,279	3,676	48,603	5,362	2016	2017	5700 Pleasant Hill Road
Port Perry, ON	10,118	3,685	26,788	2,883	3,784	29,572	6,135	2015	2009	15987 Simcoe Street
Port St. Lucie, FL	—	8,700	47,230	21,669	8,700	68,899	24,522	2008	2010	10685 SW Stony Creek Way

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Portage, MI	40,751	2,880	59,764	2,780	2,885	62,539	9,582	2019	2017	3951 W. Milham Ave.
Porterville, CA	—	1,739	15,190	235	1,742	15,422	1,742	2021	1999	2500 W Henderson Avenue
Potomac, MD	—	—	—	58,183	6,648	51,535	3,793	2018	2021	10800 Potomac Tennis Lane
Princeton, NJ	—	1,730	30,888	3,008	1,845	33,781	10,534	2011	2001	155 Raymond Road
Princeton, NJ	—	—	—	31,755	3,703	28,052	255	2020	2001	775 Mt Lucas Road
Purley, UK	—	7,365	35,161	1,462	7,193	36,795	12,570	2012	2005	21 Russell Hill Road
Puyallup, WA	—	1,150	20,776	7,066	1,156	27,836	8,955	2010	1985	123 Fourth Ave. NW
Quebec City, QC	5,996	2,420	21,977	3,542	2,572	25,367	4,947	2018	2000	795, rue Alain
Quebec City, QC	10,541	3,300	28,325	4,897	3,325	33,197	6,482	2018	1987	650 and 700, avenue Murray
Queensbury, NY	—	1,260	21,744	4,174	1,273	25,905	5,601	2015	1999	27 Woodvale Road
Quincy, IL	—	2,328	16,254	117	2,332	16,367	1,544	2021	2005	823 S 36th St.
Rancho Cucamonga, CA	—	1,480	10,055	2,477	2,084	11,928	4,694	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	—	5,450	60,034	9,014	5,450	69,048	21,690	2012	2004	5701 Crestridge Road
Randolph, NJ	29,300	1,540	46,934	2,905	1,760	49,619	15,120	2013	2006	648 Route 10 West
Rantoul, IL	—	579	4,576	194	579	4,770	562	2021	2002	300 Twin Lakes Drive
Red Deer, AB	10,685	1,247	19,283	2,039	1,290	21,279	5,051	2015	2004	3100 - 22 Street
Red Deer, AB	12,559	1,199	22,339	2,602	1,212	24,928	6,195	2015	2004	10 Inglewood Drive
Redding, CA	25,501	4,474	36,557	1,877	4,474	38,434	5,769	2019	2017	2150 Bechelli Lane
Redding, CA	—	2,639	10,290	127	2,675	10,381	1,286	2021	1985	451 Hilltop Drive
Redlands, CA	—	1,966	40,425	398	1,966	40,823	4,170	2021	1988	10 Terracina Blvd
Regina, SK	4,957	1,485	21,148	1,583	1,625	22,591	7,541	2013	1999	3651 Albert Street
Regina, SK	4,962	1,244	21,036	1,411	1,310	22,381	6,901	2013	2004	3105 Hillsdale Street
Regina, SK	13,359	1,539	24,053	3,840	1,602	27,830	6,147	2015	1992	1801 McIntyre Street
Rehoboth Beach, DE	—	960	24,248	9,567	993	33,782	9,834	2010	1999	36101 Seaside Blvd
Reno, NV	—	1,060	11,440	3,997	1,060	15,437	6,240	2004	1998	5165 Summit Ridge Court
Richmond, VA	—	6,501	23,697	131	6,529	23,800	2,569	2021	2007	10300 Three Chopt Rd.
Ridgeland, MS	—	520	7,675	4,070	520	11,745	4,701	2003	1997	410 Orchard Park
Riviere-du-Loup, QC	2,215	592	7,601	1,339	654	8,878	2,339	2015	1956	35 des Cedres
Riviere-du-Loup, QC	10,606	1,454	16,848	5,327	1,753	21,876	6,198	2015	1993	230-235 rue Des Chenes
Robinson, IL	—	660	3,667	201	660	3,868	569	2021	1999	1101 North Monroe Street
Rockford, IL	—	1,006	5,119	320	1,020	5,425	739	2021	2003	3495 McFarland Road
Rockwall, TX	—	2,220	17,650	592	2,220	18,242	3,462	2012	2014	720 E Ralph Hall Parkway
Rocky Hill, CT	—	1,090	6,710	5,880	42	13,638	4,638	2003	1996	60 Cold Spring Rd.
Rohnert Park, CA	—	6,500	18,700	5,737	6,546	24,391	10,676	2005	1986	4855 Snyder Lane
Romeoville, IL	—	854	12,646	61,368	6,129	68,739	22,686	2006	2010	605 S Edward Dr.
Roseburg, OR	—	979	14,453	211	979	14,664	1,639	2021	1984	1800 Hughwood
Roseville, MN	—	1,540	35,877	1,723	1,648	37,492	11,120	2013	2002	2555 Snelling Avenue, North
Roseville, CA	—	3,300	41,652	7,443	3,300	49,095	12,508	2016	2000	5161 Foothills Boulevard
Roseville, CA	—	3,011	55,937	526	3,011	56,463	1,146	2022	2021	2400 Pleasant Grove Boulevard
Roswell, GA	—	1,107	9,627	5,338	1,114	14,958	9,685	1997	1999	655 Mansell Rd.
Roswell, GA	—	2,080	6,486	4,423	2,380	10,609	3,523	2012	1997	75 Magnolia Street
Round Rock, TX	—	2,358	15,477	37	2,358	15,514	1,430	2021	2007	310 Chisholm Trail
Rowlett, TX	—	1,612	21,319	280	1,629	21,582	1,561	2020	2019	4205-4209 Dalrock Rd
Sabre Springs, CA	—	—	—	47,013	3,726	43,287	4,594	2016	2017	12515 Springhurst Drive
Sachse, TX	—	—	—	13,777	55	13,722	—	2021	1900	Bunker Hill Rd
Sacramento, CA	—	940	14,781	6,266	952	21,035	6,247	2010	1978	6350 Riverside Blvd

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Sacramento, CA	—	1,300	23,394	2,270	1,369	25,595	7,831	2013	2004	345 Munroe Street
Saginaw, MI	—	1,483	17,915	155	1,505	18,048	2,073	2021	1997	4141 McCarty Road
Saint-Lambert, QC	29,319	10,259	61,903	8,673	10,677	70,158	21,753	2015	1989	1705 Avenue Victoria
Salaberry-de-Valleyfield, QC	13,811	1,874	15,120	2,046	1,874	17,166	825	2022	1970	88 Rue Dufferin
Salem, OR	—	918	9,659	989	918	10,648	1,664	2020	1999	4452 Lancaster Dr NE
Salem, OR	—	1,227	8,632	1,149	1,227	9,781	1,608	2020	1997	4050 12th Street Cutoff SE
Salem, OR	—	—	—	22,877	2,877	20,000	2,198	2021	1980	707 Madrona Avenue SE
Salinas, CA	—	5,110	41,424	11,616	5,155	52,995	14,367	2016	1990	1320 Padre Drive
Salisbury, UK	—	2,720	15,269	670	2,663	15,996	3,709	2014	2013	Shapland Close
Salt Lake City, UT	—	1,360	19,691	1,925	1,396	21,580	8,551	2011	1986	1430 E. 4500 S.
San Antonio, TX	—	—	—	37,079	6,120	30,959	9,607	2010	2011	2702 Cembalo Blvd
San Antonio, TX	—	—	—	66,415	5,045	61,370	11,281	2017	2015	11300 Wild Pine
San Antonio, TX	—	11,686	69,930	5,106	11,686	75,036	12,642	2019	2016	6870 Heuermann Road
San Diego, CA	—	5,810	63,078	9,109	5,810	72,187	24,868	2012	2001	13075 Evening Creek Drive S
San Diego, CA	—	3,000	27,164	2,309	3,016	29,457	8,645	2013	2003	810 Turquoise Street
San Diego, CA	28,321	4,179	40,328	1,610	4,179	41,938	5,386	2019	2017	955 Grand Ave
San Francisco, CA	—	5,920	91,639	14,349	5,920	105,988	26,389	2016	1998	1550 Sutter Street
San Francisco, CA	—	11,800	77,214	11,447	11,800	88,661	21,924	2016	1923	1601 19th Avenue
San Gabriel, CA	—	3,120	15,566	1,871	3,170	17,387	5,529	2013	2005	8332 Huntington Drive
San Jose, CA	—	3,280	46,823	8,768	3,280	55,591	17,325	2012	2002	500 S Winchester Boulevard
San Jose, CA	—	11,900	27,647	5,647	11,966	33,228	8,905	2016	2002	4855 San Felipe Road
San Rafael, CA	—	1,620	27,392	4,578	1,620	31,970	7,484	2016	2001	111 Merrydale Road
San Ramon, CA	—	8,700	72,223	11,245	8,781	83,387	20,399	2016	1992	9199 Fircrest Lane
Sand Springs, OK	—	910	19,654	379	910	20,033	5,452	2012	2002	4402 South 129th Avenue West
Sandy Springs, GA	—	2,214	8,360	1,670	2,220	10,024	4,370	2012	1997	5455 Glenridge Drive NE
Santa Ana, CA	—	—	1,243	—	—	1,243	—	2021	1992	3730 South Greenville Street
Santa Monica, CA	15,820	5,250	28,340	1,716	5,266	30,040	9,154	2013	2004	1312 15th Street
Santa Rosa, CA	—	2,250	26,273	4,096	2,309	30,310	7,347	2016	2001	4225 Wayvern Drive
Santa Rosa, CA	—	6,484	52,195	1,896	6,484	54,091	1,601	2022	2013	4210 Thomas Lake Harris Drive
Sarasota, FL	—	20,105	96,495	1,774	19,705	98,669	6,757	2021	1985	3260 Lake Pointe Boulevard
Saskatoon, SK	3,058	981	13,905	1,037	997	14,926	3,913	2013	1999	220 24th Street East
Saskatoon, SK	11,489	1,382	17,609	1,465	1,511	18,945	5,585	2013	2004	1622 Acadia Drive
Savannah, GA	—	1,733	16,218	167	1,734	16,384	1,866	2021	1998	6206 Waters Avenue
Schaumburg, IL	—	2,460	22,863	1,702	2,504	24,521	8,379	2013	2001	790 North Plum Grove Road
Scottsdale, AZ	—	2,500	3,890	3,287	2,500	7,177	2,247	2008	1998	9410 East Thunderbird Road
Scranton, PA	—	896	10,591	730	896	11,321	2,007	2019	2014	1651 Dickson Avenue
Seal Beach, CA	—	6,204	72,954	3,511	6,271	76,398	26,644	2013	2004	3850 Lampson Avenue
Seattle, WA	—	5,190	9,350	2,583	5,199	11,924	5,118	2010	1962	11501 15th Ave NE
Seattle, WA	27,180	10,670	37,291	2,518	10,700	39,779	16,538	2010	2005	805 4th Ave N
Seattle, WA	—	1,150	19,887	3,002	1,150	22,889	5,702	2015	1995	11039 17th Avenue
Selbyville, DE	—	750	25,912	1,713	769	27,606	8,587	2010	2008	21111 Arrington Dr
Sevenoaks, UK	—	6,181	40,240	1,889	6,050	42,260	15,466	2012	2009	64 - 70 Westerham Road
Severna Park, MD	—	—	67,623	6,554	44	74,133	16,745	2016	1997	43 W McKinsey Road
Shawnee, KS	—	2,109	22,141	544	2,109	22,685	554	2022	2020	7200 Silverheel St
Shelby Township, MI	13,180	1,040	26,344	1,464	1,110	27,738	8,758	2013	2006	46471 Hayes Road
Sherman, TX	—	700	5,221	1,795	700	7,016	2,327	2005	2006	1011 E. Pecan Grove Rd.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Sherman, TX	—	1,712	22,567	387	1,721	22,945	2,201	2021	1986	3701 N Loy Lake Rd
Shrewsbury, NJ	—	2,120	38,116	3,973	2,160	42,049	13,060	2010	2000	5 Meridian Way
Sidcup, UK	—	7,446	56,570	3,412	7,259	60,169	21,290	2012	2000	Frognal Avenue
Silver Spring, MD	—	—	—	64,828	3,442	61,386	6,452	2016	2018	2201 Colston Drive
Simi Valley, CA	—	3,200	16,664	2,824	3,340	19,348	7,090	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	—	5,510	51,406	9,063	5,510	60,469	16,211	2016	2003	5300 E Los Angeles Avenue
Simi Valley, CA	—	3,084	41,697	506	3,084	42,203	1,011	2022	2021	3110 Royal Avenue
Solihull, UK	—	2,695	24,907	—	2,695	24,907	10,262	2012	2009	1270 Warwick Road
Solihull, UK	—	—	—	23,724	2,268	21,456	6,291	2018	2009	1270 Warwick Road
Solihull, UK	—	3,571	26,053	260	3,475	26,409	8,495	2013	2007	1 Worcester Way
Solihull, UK	—	1,851	10,585	434	1,812	11,058	2,039	2015	2016	Warwick Road
Sonning, UK	—	5,644	42,155	623	5,503	42,919	13,744	2013	2009	Old Bath Rd.
Sonoma, CA	—	1,100	18,400	6,015	1,109	24,406	10,582	2005	1988	800 Oregon St.
Sonoma, CA	—	2,820	21,890	4,015	2,819	25,906	6,453	2016	2005	91 Napa Road
South Haven, MI	—	1,140	7,793	580	1,140	8,373	435	2022	2001	706 Kentucky Ave
South Jordan, UT	—	4,646	42,705	4,356	4,646	47,061	8,227	2020	2015	11289 Oakmond Rd
Southlake, TX	—	6,207	56,805	8,976	6,207	65,781	14,333	2019	2008	101 Watermere Drive
Spokane, WA	—	3,200	25,064	5,453	3,200	30,517	10,263	2013	2001	3117 E. Chaser Lane
Spokane, WA	—	2,580	25,342	4,897	2,580	30,239	9,399	2013	1999	1110 E. Westview Ct.
Spokane, WA	—	1,334	11,997	185	1,334	12,182	1,201	2021	1985	1616 E 30th Avenue
Springdale, AR	—	2,950	28,237	307	2,950	28,544	2,860	2021	1996	5000 Arkanshire Circle
Springfield, IL	—	1,166	18,767	69	1,172	18,830	1,660	2021	1990	2601 Montvale Drive
Springfield, MO	—	1,667	17,972	306	1,667	18,278	1,527	2021	1987	2900 S Jefferson
St Johns, MI	—	794	5,682	269	794	5,951	256	2022	2008	1507 Glastonbury Dr
St. Albert, AB	6,894	1,145	17,863	1,294	1,203	19,099	6,766	2014	2005	78C McKenney Avenue
St. John's, NL	4,311	706	11,765	243	717	11,997	2,587	2015	2005	64 Portugal Cove Road
St. Petersburg, FL	—	9,218	39,883	1,201	9,522	40,780	6,905	2021	1973	1255 Pasadena Ave South
Stephenville, TX	—	1,072	3,464	1,151	1,072	4,615	586	2021	1990	2305 Lingleville Highway
Stittsville, ON	3,384	1,175	17,397	1,254	1,269	18,557	5,543	2013	1996	1340 - 1354 Main Street
Stockport, UK	—	—	—	29,771	4,276	25,495	8,668	2013	2008	1 Dairyground Road
Stockton, CA	—	2,280	5,983	4,666	2,372	10,557	3,365	2010	1988	6725 Inglewood
Strongsville, OH	—	1128	10940	673	1132	11609	2386	2019	2017	15100 Howe Road
Strongsville, OH	—	2,577	13,463	49	2,578	13,511	1,605	2021	2002	19205 Pearl Rd.
Stuart, FL	—	5,276	24,182	1,010	5,276	25,192	3,767	2019	2019	2625 SE Cove Road
Studio City, CA	—	4,006	25,307	2,095	4,124	27,284	9,159	2013	2004	4610 Coldwater Canyon Avenue
Suffield, CT	—	4,439	31,660	2,851	4,447	34,503	6,042	2019	1998	7 Canal Road
Sugar Land, TX	—	960	31,423	2,106	960	33,529	11,661	2011	1996	1221 Seventh St
Sugar Land, TX	—	4,272	60,493	6,774	4,272	67,267	14,921	2017	2015	744 Brooks Street
Summerville, SC	—	2,175	18,017	225	2,175	18,242	1,518	2021	2017	4015 2nd Ave
Summit, NJ	—	3,080	14,152	12,657	3,080	26,809	4,658	2011	2001	41 Springfield Avenue
Sun City West, AZ	—	1,250	21,778	3,747	1,250	25,525	7,512	2012	1998	13810 West Sandridge Drive
Sunninghill, UK	—	11,014	40,513	—	11,014	40,513	6,162	2014	2017	Bagshot Road
Sunnyvale, CA	—	5,420	41,682	4,056	5,420	45,738	15,424	2012	2002	1039 East El Camino Real
Surrey, BC	5,035	3,605	18,818	1,980	3,705	20,698	7,851	2013	2000	16028 83rd Avenue
Surrey, BC	13,087	4,552	22,338	2,836	4,679	25,047	9,834	2013	1987	15501 16th Avenue
Sutton, UK	—	4,096	14,532	807	4,010	15,425	2,568	2015	2016	123 Westmead Road
Sutton Coldfield, UK	—	2,807	11,313	450	2,748	11,822	1,969	2015	2016	134 Jockey Road
Suwanee, GA	—	1,560	11,538	1,818	1,560	13,356	5,181	2012	2000	4315 Johns Creek Parkway

(Dollars in thousands)
		Initial Cost to Company
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Swartz Creek, MI	—	925	7,524	378	925	7,902	373	2022	2017	4276 Kroger Dr
Sway, UK	—	4,145	15,508	481	4,058	16,076	4,584	2014	2008	Sway Place
Swift Current, SK	—	492	10,119	1,141	509	11,243	3,733	2013	2001	301 Macoun Drive
Sycamore, IL	—	1,033	11,401	359	1,042	11,751	1,314	2021	2003	1440 Somonauk Street
Sylvania, OH	—	1,205	11991	35	1205	12026	1651	2019	2019	4120 King Road
Syracuse, NY	—	1,440	11,675	966	1529	12552	2,364	2019	2011	6715 Buckley Road
Tacoma, WA	—	4,170	73,377	18,774	4,170	92,151	26,982	2016	1987	8201 6th Avenue
Tallmadge, OH	14,426	1,096	19,504	1,003	1,096	20,507	339	2022	2016	73 East Ave
Tarboro, NC	—	1,643	11,124	477	1,705	11,539	3,671	2021	1983	200 Trade Street
Taylor, PA	—	1,942	12,011	32	1,960	12,025	1,389	2019	2020	512 Oak St
Texarkana, TX	—	1,403	7,512	610	1,403	8,122	824	2021	1999	5415 Cowhorn Creek Road
The Woodlands, TX	—	480	12,379	994	480	13,373	4,652	2011	1999	7950 Bay Branch Dr
Tipp City, OH	—	1,223	15,421	1,244	1,223	16,665	630	2022	2018	8001 Red Buckeye Dr
Toms River, NJ	—	1,610	34,627	2,242	1,705	36,774	11,643	2010	2005	1587 Old Freehold Rd
Tonawanda, NY	—	1,554	13,332	1,371	1,577	14,680	2,866	2019	2011	300 Fries Road
Tonawanda, NY	—	2,460	12,564	1,452	2,463	14,013	2,933	2019	2009	285 Crestmount Avenue
Topeka, KS	—	260	12,712	215	260	12,927	3,636	2012	2011	1931 Southwest Arvonia Place
Toronto, ON	4,101	1,079	5,364	633	1,070	6,006	1,964	2013	1982	25 Centennial Park Road
Toronto, ON	6,076	2,513	19,695	1,444	2,604	21,048	5,954	2013	2002	305 Balliol Street
Toronto, ON	15,195	3,400	32,757	2,445	3,607	34,995	11,435	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	5,030	1,447	3,918	657	1,506	4,516	1,758	2013	1987	1340 York Mills Road
Toronto, ON	26,780	5,304	53,488	3,701	5,460	57,033	21,093	2013	1988	8 The Donway East
Toronto, ON	17,218	2,927	20,713	3,579	3,025	24,194	5,437	2015	1900	54 Foxbar Road
Toronto, ON	5,734	5,082	25,493	2,696	5,252	28,019	8,174	2015	1988	645 Castlefield Avenue
Toronto, ON	11,027	2,008	19,620	5,917	2,000	25,545	5,205	2015	1999	4251 Dundas Street West
Toronto, ON	31,760	5,132	41,657	4,657	5,269	46,177	14,892	2015	1964	10 William Morgan Drive
Toronto, ON	8,980	2,480	7,571	3,434	2,561	10,924	2,691	2015	1971	123 Spadina Road
Torrance, CA	—	3,497	73,138	405	3,519	73,521	12,037	2016	2016	25535 Hawthorne Boulevard
Traverse City, MI	—	1,042	26,327	1,418	1,068	27,719	2,523	2021	2001	3950 Sumac Dr.
Troy, NY	—	1,787	14,123	189	1,774	14,325	1,108	2021	1997	59 Harris Road
Tuckahoe, NY	—	9,298	30,934	759	9,346	31,645	2,611	2021	1999	1 Rivervue Place
Tucson, AZ	—	830	6,179	7,817	830	13,996	3,855	2012	1997	5660 N. Kolb Road
Tucson, AZ	—	6978	78932	2,277	7021	81166	8843	2021	1987	2001 West Rudasill Road
Tulsa, OK	—	1,330	21,285	2,374	1,408	23,581	10,960	2010	1986	8887 South Lewis Ave
Tulsa, OK	—	1,500	20,861	61	1,614	20,808	10,445	2010	1984	9524 East 71st St
Tulsa, OK	—	1,320	10,087	160	1,320	10,247	3,028	2011	2012	7902 South Mingo Road East
Tulsa, OK	12,522	1,752	28,421	187	1,752	28,608	4,469	2017	2014	701 W 71st Street South
Tulsa, OK	—	3,161	14,219	142	3,201	14,321	1,639	2021	2005	7401 Riverside Drive
Turlock, CA	—	2,266	13,002	1,342	2,266	14,344	2,856	2019	2001	3791 Crowell Road
Tuscola, IL	—	477	5,582	255	492	5,822	624	2021	2004	1106 East Northline Road
Twinsburg, OH	—	1,042	8,396	583	1,064	8,957	1,920	2019	2016	3092 Kendal Lane
Tyler, TX	—	650	5,268	1,181	650	6,449	2,302	2006	2007	5550 Old Jacksonville Hwy.
Tyler, TX	—	1,306	10,515	422	1,306	10,937	1,188	2021	1998	506 Rice Road
Upland, CA	—	3,160	42,596	344	3,160	42,940	9,707	2015	2014	2419 North Euclid Avenue
Upper Providence, PA	—	1,900	28,195	759	1,909	28,945	5,841	2013	2015	1133 Black Rock Road
Upper St Claire, PA	—	1,102	13,455	1,779	1,153	15,183	5,463	2013	2005	500 Village Drive
Urbandale, IA	—	1,758	5,514	994	1,758	6,508	1,184	2021	2012	8525 Urbandale Ave

(Dollars in thousands)
		Initial Cost to Company
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Utica, NY	—	2,596	36,067	2,368	2,596	38,435	2,120	2022	2018	1 Patriot Cir
Vacaville, CA	—	900	17,100	6,019	900	23,119	9,819	2005	1987	799 Yellowstone Dr.
Vallejo, CA	—	4,000	18,000	6,455	4,030	24,425	10,653	2005	1989	350 Locust Dr.
Vallejo, CA	—	2,330	15,407	2,553	2,330	17,960	6,484	2010	1990	2261 Tuolumne
Vancouver, WA	—	1,820	19042	1842	1821	20883	7549	2010	2006	10011 NE 118th Ave
Vancouver, WA	—	1,406	14,328	1,157	1406	15485	2,113	2020	2001	201 NW 78th St
Vancouver, WA	—	4,783	97,858	10,807	4,783	108,665	4,764	2022	2001	5500 NE 82nd Ave
Vancouver, WA	—	5,188	101,400	10,623	5,188	112,023	4,768	2022	2008	415 SE 177th Ave
Vancouver, WA	—	1,477	22,773	747	1,477	23,520	943	2022	2015	5300 NE 82nd Ave
Vancouver, BC	—	7,282	6,572	1,630	7,338	8,146	5,850	2015	1974	2803 West 41st Avenue
Vandalia, IL	—	800	5,334	197	800	5,531	765	2021	2003	1607 West Fillmore Street
Vankleek Hill, ON	—	389	2,960	490	402	3,437	1,286	2013	1987	48 Wall Street
Vaudreuil, QC	6,930	1,852	14,214	1,740	1,843	15,963	4,253	2015	1975	333 rue Querbes
Venice, FL	—	13,646	102,226	204	13,649	102,427	7,292	2021	2019	19600 Floridian Club Drive
Venice, FL	—	1,150	10,674	366	1,150	11,040	3,915	2008	2009	1600 Center Rd.
Vernon, BC	—	3,911	43,983	3,215	3,911	47,198	2,607	2022	2018	1800 58th Avenue
Vero Beach, FL	—	2,930	40,070	27,193	2,930	67,263	31,593	2007	2003	7955 16th Manor
Victoria, BC	5,492	2,856	18,038	1,204	2,951	19,147	6,686	2013	1974	3000 Shelbourne Street
Victoria, BC	16,664	3,681	15,774	1,174	3,792	16,837	6,089	2013	1988	3051 Shelbourne Street
Victoria, BC	15,486	2,476	15,379	1,594	2,562	16,887	3,958	2015	1990	3965 Shelbourne Street
Virginia Water, UK	—	7,106	29,937	4,318	5,288	36,073	15,220	2012	2002	Christ Church Road
Visalia, CA	—	868	16,855	1,204	868	18,059	1,693	2021	1987	4119 W Walnut Avenue
Voorhees, NJ	—	3,700	24,312	3,240	3,873	27,379	7,546	2012	2013	311 Route 73
Waco, TX	—	1,383	11,020	168	1,384	11,187	1,109	2021	1997	3209 Village Green Driver
Wall, NJ	—	1,650	25,350	4,132	1,731	29,401	8,771	2011	2003	2021 Highway 35
Walla Walla, WA	—	1,414	2,399	58	1,415	2,456	348	2021	1987	1400 Dalles Military Road
Walnut Creek, CA	—	3,700	12,467	3,624	3,826	15,965	6,279	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	—	10,320	100,890	20,233	10,332	121,111	32,106	2016	1988	1580 Geary Road
Walnut Creek, CA	—	7,167	107,732	11,465	7,167	119,197	3,184	2022	1991	1700 Tice Valley Blvd
Walnut Creek, CA	—	4,243	—	—	4,243	—	—	2022	1900	1700 Tice Valley Blvd
Warsaw, NY	—	2,148	8,452	812	2,148	9,264	471	2022	2019	5378 Conable Way
Washington, DC	—	4,000	69,154	4,119	4,021	73,252	22,351	2013	2004	5111 Connecticut Avenue NW
Washington Court House, OH	—	228	2408	174	228	2582	240	2021	1995	500 Glenn Avenue
Watchung, NJ	—	1,920	24,880	3,293	2,128	27,965	8,440	2011	2000	680 Mountain Boulevard
Waterford, MI	—	988	13,206	1,087	988	14,293	1,235	2021	1999	900 N. Cass Lake Road
Waterville, OH	—	2,574	44,647	1,242	2,609	45,854	4,093	2020	2018	1470 Pray Blvd
Waukee, IA	—	1,870	31,878	1,648	1,903	33,493	8,838	2012	2007	1650 SE Holiday Crest Circle
Waxahachie, TX	—	650	5,763	782	650	6,545	2,385	2007	2008	1329 Brown St.
Wayland, MA	—	1,207	27,462	2,509	1,364	29,814	10,096	2013	1997	285 Commonwealth Road
Weatherford, TX	—	660	5,261	866	660	6,127	2,294	2006	2007	1818 Martin Drive
Webster Groves, MO	—	1,790	15,425	2,921	1,812	18,324	6,607	2011	2012	45 E Lockwood Avenue
Wellesley, MA	—	4,690	77,462	1,175	4,690	78,637	19,593	2015	2012	23 & 27 Washington Street
West Babylon, NY	—	3,960	47,085	2,988	4,062	49,971	15,329	2013	2003	580 Montauk Highway
West Bloomfield, MI	—	1,040	12,300	974	1,103	13,211	4,337	2013	2000	7005 Pontiac Trail
West Chester Township, OH	—	2,319	47,857	1,380	2,319	49,237	4,505	2020	2019	7129 Gilmore Rd
West Hills, CA	—	2,600	7,521	1,971	2,658	9,434	3,947	2013	2002	9012 Topanga Canyon Road
West Kelowna, BC	—	3,739	32,443	2,201	3,739	34,644	1,817	2022	2005	2505 Ingram Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
West Seneca, NY	—	1,432	6,684	829	1,437	7,508	1,629	2019	2000	1187 Orchard Park Drive
West Seneca, NY	—	1,323	7,547	685	1,382	8,173	1,573	2019	2007	2341 Union Road
West Vancouver, BC	15,181	7,059	28,155	6,867	7,251	34,830	10,685	2013	1987	2095 Marine Drive
Westbourne, UK	—	5,441	41,420	4,956	5,317	46,500	14,864	2013	2006	16-18 Poole Road
Westerville, OH	—	1,257	9,550	384	1,257	9,934	268	2022	2013	865 Maxtown Rd
Westford, MA	—	1,440	32,607	708	1,468	33,287	7,736	2015	2013	108 Littleton Road
Westworth Village, TX	—	2,060	31,296	142	2,060	31,438	6,655	2014	2014	25 Leonard Trail
Weybridge, UK	—	7,717	48,240	181	7,717	48,421	16,617	2013	2008	Ellesmere Road
Weymouth, UK	—	2,591	16,551	243	2,536	16,849	4,019	2014	2013	Cross Road
Wheatfield, NY	—	1,357	9,601	867	1,357	10,468	432	2022	2008	3979 Forest Park Way
White Oak, MD	—	2,304	24,768	3,258	2,463	27,867	8,812	2013	2002	11621 New Hampshire Avenue
Whitesboro, NY	—	1,630	12,001	987	1,719	12,899	2,344	2019	2015	4770 Middle Settlement Rd
Wichita, KS	—	1,400	11,000	620	1,400	11,620	6,715	2006	1997	505 North Maize Road
Wichita, KS	11,762	630	19,747	840	630	20,587	5,468	2012	2009	2050 North Webb Road
Wichita, KS	—	900	10,134	347	900	10,481	3,121	2011	2012	10600 E 13th Street North
Willoughby, OH	—	1,309	10,540	709	1,309	11,249	2,000	2019	2016	35100 Chardon Road
Wilmington, DE	—	1,040	23,338	2,774	1,270	25,882	8,338	2013	2004	2215 Shipley Street
Wilmington, NC	—	1,538	28,202	172	1,550	28,362	2,665	2021	1991	1402 Hospital Plaza Drive
Winchester, UK	—	6,009	29,405	400	5,882	29,932	9,970	2012	2010	Stockbridge Road
Winnipeg, MB	9,336	1,960	38,612	4,991	2,117	43,446	16,292	2013	1999	857 Wilkes Avenue
Winnipeg, MB	22,007	1,276	21,732	2,113	1,568	23,553	7,254	2013	1988	3161 Grant Avenue
Winnipeg, MB	10,516	1,317	15,609	2,709	1,367	18,268	4,953	2015	1999	125 Portsmouth Boulevard
Woking, UK	—	—	—	15,273	2,832	12,441	1,841	2016	2017	12 Streets Heath, West End
Wolverhampton, UK	—	—	—	12,000	2,875	9,125	3,849	2013	2008	73 Wergs Road
Woodland Hills, CA	—	3,400	20,478	1,578	3,456	22,000	7,445	2013	2005	20461 Ventura Boulevard
Wooster, OH	13,785	1,560	22,555	1,869	1,560	24,424	523	2022	2014	939 Portage Rd
Wyoming, MI	—	3,373	25,319	1,520	3,374	26,838	2,760	2021	1999	2380 Aurora Pond Dr. SW
Yakima, WA	—	1,104	10,707	400	1,192	11,019	1,128	2021	1988	620 North 34th Avenue
Yonkers, NY	—	3,962	50,108	3,520	4,077	53,513	16,239	2013	2005	65 Crisfield Street
Yorkton, SK	2,484	463	8,760	533	475	9,281	2,942	2013	2001	94 Russell Drive
Seniors Housing Operating Total	$1,679,562	$2,110,584	$18,228,152	$3,775,526	$2,365,088	$21,749,174	$4,960,254

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$—	$950	$20,987	$11,660	$950	$32,647	$6,015	2014	1998	6565 Central Park Boulevard
Abilene, TX	—	990	8,187	1,089	990	9,276	2,046	2014	1985	1250 East N 10th Street
Agawam, MA	—	880	13,130	—	880	13,130	9,343	2002	1993	1200 Suffield St.
Akron, OH	—	633	3,002	—	633	3,002	376	2018	1999	171 North Cleveland Massillon Road
Alexandria, VA	—	2,452	6,826	—	2,452	6,826	825	2018	1964	1510 Collingwood Road
Alhambra, CA	—	600	6,305	8,867	600	15,172	3,612	2011	1923	1118 N. Stoneman Ave.
Allen Park, MI	—	1,767	5,025	—	1,767	5,025	614	2018	1960	9150 Allen Road
Allentown, PA	—	494	11,845	—	494	11,845	1,413	2018	1995	5151 Hamilton Boulevard
Allentown, PA	—	1,491	4,822	—	1,491	4,822	604	2018	1988	1265 Cedar Crest Boulevard
Alma, MI	—	1,267	6,543	—	1,267	6,543	606	2020	2009	1320 Pine Ave
Amarillo, TX	—	1,273	11,791	—	1,273	11,791	213	2022	2015	1610 Research St
Ames, IA	—	330	8,870	1,799	330	10,669	3,031	2010	1999	1325 Coconino Rd.
Ann Arbor, MI	—	2,172	11,123	—	2,172	11,123	1,432	2018	1997	4701 East Huron River Drive
Annandale, VA	—	1,687	18,974	—	1,687	18,974	2,214	2018	2002	7104 Braddock Road
Arlington, VA	—	4,016	8,801	—	4,016	8,801	1,048	2018	1976	550 South Carlin Springs Road
Asheboro, NC	—	290	5,032	428	290	5,460	2,634	2003	1998	514 Vision Dr.
Asheville, NC	—	204	3,489	—	204	3,489	2,179	1999	1999	4 Walden Ridge Dr.
Asheville, NC	—	280	1,955	796	280	2,751	1,240	2003	1992	308 Overlook Rd.
Atchison, KS	—	140	5,610	24	140	5,634	1,111	2015	2001	1301 N 4th St.
Austin, TX	—	1,691	5,005	—	1,691	5,005	795	2018	2000	11630 Four Iron Drive
Avon, IN	—	1,830	14,470	2,718	1,830	17,188	5,181	2010	2004	182 S Country RD. 550E
Avon, IN	—	900	19,444	—	900	19,444	4,601	2014	2013	10307 E. CR 100 N
Avon, CT	—	2,132	7,624	—	2,132	7,624	1,111	2018	2000	100 Fisher Drive
Azusa, CA	—	570	3,141	7,520	570	10,661	4,478	1998	1953	125 W. Sierra Madre Ave.
Bad Axe, MI	—	1,317	5,972	—	1,317	5,972	620	2020	2010	150 Meadow Lane
Baldwin City, KS	—	190	4,810	58	190	4,868	985	2015	2000	321 Crimson Ave
Baltimore, MD	—	4,306	4,303	—	4,306	4,303	561	2018	1978	6600 Ridge Road
Baltimore, MD	—	3,069	3,148	—	3,069	3,148	436	2018	1996	4669 Falls Road
Barberton, OH	—	1,307	9,310	—	1,307	9,310	1,102	2018	1979	85 Third Street
Bartlesville, OK	—	100	1,380	—	100	1,380	957	1996	1995	5420 S.E. Adams Blvd.
Bay City, MI	—	633	2,619	—	633	2,619	354	2018	1968	800 Mulholland Street
Bedford, PA	—	637	4,432	—	637	4,432	621	2018	1965	136 Donahoe Manor Road
Belmont, CA	—	3,000	23,526	1,765	3,000	25,291	9,273	2011	1971	1301 Ralston Avenue
Belvidere, NJ	—	2,001	26,191	97	2,001	26,288	3,303	2019	2009	1 Brookfield Ct
Benbrook, TX	—	1,550	13,553	2,747	1,550	16,300	4,519	2011	1984	4242 Bryant Irvin Road
Berkeley, CA	11,142	3,050	32,677	5,047	3,050	37,724	9,221	2016	1966	2235 Sacramento Street
Bethel Park, PA	—	1,700	16,007	—	1,700	16,007	5,931	2007	2009	5785 Baptist Road
Bethel Park, PA	—	1,008	6,740	—	1,008	6,740	854	2018	1986	60 Highland Road
Bethesda, MD	—	2,218	6,869	—	2,218	6,869	802	2018	1974	6530 Democracy Boulevard
Bethlehem, PA	—	1,191	16,887	—	1,191	16,887	1,918	2018	1979	2021 Westgate Drive

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Bethlehem, PA	—	1,143	13,588	—	1,143	13,588	1,552	2018	1982	2029 Westgate Drive
Beverly, MA	—	5,879	10,378	65	5,879	10,443	391	2021	1874	3 Essex Street
Beverly Hills, CA	—	6,000	13,385	203	6,000	13,588	2,783	2014	2000	220 N Clark Drive
Bexleyheath, UK	—	3,671	10,579	—	3,671	10,579	2,269	2014	1996	35 West Street
Bingham Farms, MI	—	781	15,671	—	781	15,671	1,845	2018	1999	24005 West 13 Mile Road
Birmingham, UK	—	—	—	20,248	1,558	18,690	3,694	2015	2010	Braymoor Road, Tile Cross
Birmingham, UK	—	—	—	11,031	1,159	9,872	1,966	2015	1997	122 Tile Cross Road, Garretts Green
Birmingham, UK	—	—	—	16,152	1,612	14,540	2,916	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	—	—	10,296	1,431	8,865	1,805	2015	2010	Clinton Street, Winson Green
Bloomington, IN	—	670	17,423	—	670	17,423	3,632	2015	2015	363 S. Fieldstone Boulevard
Boca Raton, FL	—	2,200	4,974	—	2,200	4,974	763	2018	1994	7225 Boca Del Mar Drive
Boca Raton, FL	—	2,826	4,061	—	2,826	4,061	557	2018	1984	375 Northwest 51st Street
Bossier City, LA	—	2,009	31,198	40	2,009	31,238	1,061	2021	2018	2000 Blake Blvd
Boulder, CO	—	3,601	21,364	—	3,601	21,364	2,691	2018	1990	2800 Palo Parkway
Bournemouth, UK	—	2,358	16,347	—	2,358	16,347	1,587	2019	2017	Poole Lane
Boynton Beach, FL	—	2,138	10,201	—	2,138	10,201	1,314	2018	1991	3600 Old Boynton Road
Boynton Beach, FL	—	2,804	14,222	—	2,804	14,222	1,674	2018	1984	3001 South Congress Avenue
Bracknell, UK	—	3,865	10,487	—	3,865	10,487	1,483	2014	2017	Crowthorne Road North
Bradenton, FL	—	252	3,298	—	252	3,298	2,298	1996	1995	6101 Pointe W. Blvd.
Braintree, MA	—	170	7,157	1,290	170	8,447	8,447	1997	1968	1102 Washington St.
Braintree, UK	—	—	13,016	—	—	13,016	2,859	2014	2009	Meadow Park Tortoiseshell Way
Brecksville, OH	—	990	19,353	598	990	19,951	4,479	2014	2011	8757 Brecksville Road
Brick, NJ	—	1,290	25,247	1,428	1,290	26,675	8,182	2011	2000	458 Jack Martin Blvd.
Bridgewater, NJ	—	1,800	31,810	1,758	1,800	33,568	10,292	2011	2001	680 US-202/206 North
Bristol, UK	—	—	—	20,221	3,873	16,348	3,055	2015	2017	339 Badminton Road
Bristol, UK	—	—	—	13,926	2,066	11,860	1,363	2017	2019	Avon Valley Care Home, Tenniscourt Road
Brooks, AB	—	376	4,951	130	384	5,073	1,143	2014	2000	951 Cassils Road West
Bucyrus, OH	—	1,119	2,611	—	1,119	2,611	378	2018	1976	1170 West Mansfield Street
Burleson, TX	—	670	13,985	2,457	670	16,442	4,835	2011	1988	300 Huguley Boulevard
Burlington, NC	—	280	4,297	849	280	5,146	2,516	2003	2000	3619 S. Mebane St.
Burlington, NC	—	460	5,467	110	460	5,577	2,788	2003	1997	3615 S. Mebane St.
Burnaby, BC	—	7,623	13,844	497	7,796	14,168	3,227	2014	2006	7195 Canada Way
Calgary, AB	—	2,341	42,768	1,090	2,394	43,805	9,550	2014	1971	1729-90th Avenue SW
Calgary, AB	—	4,569	70,199	1,706	4,672	71,802	15,537	2014	2001	500 Midpark Way SE
Camp Hill, PA	—	517	3,596	—	517	3,596	438	2018	1970	1700 Market Street
Canonsburg, PA	—	911	4,828	—	911	4,828	642	2018	1986	113 West McMurray Road
Canton, OH	—	300	2,098	—	300	2,098	1,313	1998	1998	1119 Perry Dr., N.W.
Canton, MI	—	1,399	16,966	—	1,399	16,966	1,991	2018	2005	7025 Lilley Road
Cape Coral, FL	—	530	3,281	—	530	3,281	1,785	2002	2000	911 Santa Barbara Blvd.
Carlisle, PA	—	978	8,204	—	978	8,204	1,025	2018	1987	940 Walnut Bottom Road
Carmel, IN	—	1,700	19,491	1	1,700	19,492	4,171	2015	2015	12315 Pennsylvania Street
Carmel, IN	—	2,222	31,004	666	2,222	31,670	1,614	2021	2018	13390 N. Illinois St
Carrollton, TX	—	2,010	19,549	—	2,010	19,549	3,315	2014	2016	2645 East Trinity Mills Road
Cary, NC	—	1,500	4,350	1,928	1,500	6,278	3,213	1998	1996	111 MacArthur
Castleton, IN	—	920	15,137	—	920	15,137	3,719	2014	2013	8405 Clearvista Lake

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Cedar Rapids, IA	—	596	9,354	16	614	9,352	1,078	2018	1965	1940 1st Avenue Northeast
Centerville, OH	—	920	3,958	—	920	3,958	706	2018	1997	1001 E. Alex Bell Road
Chagrin Falls, OH	—	832	10,837	—	832	10,837	1,332	2018	1999	8100 East Washington Street
Chambersburg, PA	—	1,373	8,862	—	1,373	8,862	1,145	2018	1976	1070 Stouffer Avenue
Chapel Hill, NC	—	354	2,646	1,617	354	4,263	1,827	2002	1997	100 Lanark Rd.
Charlottesville, VA	—	2,542	40,746	52	2,542	40,798	1,283	2021	2019	250 Nichols Ct.
Chatham, VA	—	320	14,039	219	320	14,258	3,341	2014	2009	100 Rorer Street
Chattanooga, TN	—	2,085	11,837	917	2,085	12,754	2,222	2021	1999	1148 Mountain Creek Road
Cherry Hill, NJ	—	1,416	9,871	—	1,416	9,871	1,263	2018	1997	2700 Chapel Avenue West
Chester, VA	—	1,320	18,127	499	1,320	18,626	4,266	2014	2009	12001 Iron Bridge Road
Chevy Chase, MD	—	4,515	8,685	—	4,515	8,685	1,046	2018	1964	8700 Jones Mill Road
Chickasha, OK	—	85	1,395	—	85	1,395	961	1996	1996	801 Country Club Rd.
Chillicothe, OH	—	1,145	8,994	—	1,145	8,994	1,076	2018	1977	1058 Columbus Street
Cincinnati, OH	—	912	14,010	—	912	14,010	1,702	2018	2000	6870 Clough Pike
Citrus Heights, CA	—	5,207	31,715	—	5,207	31,715	3,625	2018	1988	7807 Upland Way
Claremore, OK	—	155	1,427	6,130	155	7,557	2,343	1996	1996	1605 N. Hwy. 88
Clarksville, TN	—	330	2,292	—	330	2,292	1,430	1998	1998	2183 Memorial Dr.
Clayton, NC	—	520	15,733	94	520	15,827	3,506	2014	2013	84 Johnson Estate Road
Cleburne, TX	—	1,113	10,560	—	1,113	10,560	192	2022	2015	902 Walter P. Holliday Drive
Clevedon, UK	—	2,778	16,570	—	2,778	16,570	3,638	2014	1994	18/19 Elton Road
Clifton, NJ	—	3,881	34,941	18	3,881	34,959	2,052	2021	2021	782 Valley Road
Cloquet, MN	—	340	4,660	120	340	4,780	1,509	2011	2006	705 Horizon Circle
Cobham, UK	—	9,601	24,464	—	9,601	24,464	6,021	2013	2013	Redhill Road
Colorado Springs, CO	—	4,280	62,168	—	4,280	62,168	11,722	2015	2008	1605 Elm Creek View
Colorado Springs, CO	—	1,730	25,493	693	1,730	26,186	5,126	2016	2016	2818 Grand Vista Circle
Columbia, TN	—	341	2,295	—	341	2,295	1,430	1999	1999	5011 Trotwood Ave.
Columbia, SC	—	1,699	2,319	—	1,699	2,319	310	2018	1968	2601 Forest Drive
Columbia Heights, MN	—	825	14,175	163	825	14,338	4,255	2011	2009	3807 Hart Boulevard
Concord, NC	—	550	3,921	683	550	4,604	2,137	2003	1997	2452 Rock Hill Church Rd.
Congleton, UK	—	1,993	5,012	—	1,993	5,012	1,077	2014	1994	Rood Hill
Conroe, TX	—	1,440	6,136	—	1,440	6,136	113	2022	2013	608 Conroe Medical Dr
Corby, UK	—	1,228	5,144	39	1,096	5,315	818	2017	1997	25 Rockingham Road
Costa Mesa, CA	—	2,050	19,969	1,003	2,050	20,972	7,730	2011	1965	350 West Bay St
Coventry, UK	—	—	—	15,458	1,920	13,538	2,799	2015	2014	1 Glendale Way
Crawfordsville, IN	—	720	17,239	1,426	720	18,665	4,446	2014	2013	517 Concord Road
Cypress, TX	—	2,145	14,552	—	2,145	14,552	259	2022	2015	17935 Longenbaugh Rd
Dallastown, PA	—	1,377	16,797	—	1,377	16,797	2,043	2018	1979	100 West Queen Street
Danville, VA	—	410	3,954	1,073	410	5,027	2,401	2003	1998	149 Executive Ct.
Danville, VA	—	240	8,436	1,325	240	9,761	2,025	2014	1996	508 Rison Street
Daphne, AL	—	2,880	8,670	384	2,880	9,054	2,662	2012	2001	27440 County Road 13
Davenport, IA	—	566	2,017	—	566	2,017	252	2018	1966	815 East Locust Street
Davenport, IA	—	910	20,038	—	910	20,038	2,370	2018	2008	3800 Commerce Blvd.
Dayton, OH	—	1,188	5,412	—	1,188	5,412	702	2018	1977	1974 North Fairfield Road
Dearborn Heights, MI	—	1,197	3,394	—	1,197	3,394	484	2018	1964	26001 Ford Road
Decatur, GA	—	1,413	13,796	—	1,413	13,796	1,561	2018	1977	2722 North Decatur Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Delray Beach, FL	—	1,158	13,572	—	1,158	13,572	1,661	2018	1998	16150 Jog Road
Delray Beach, FL	—	2,125	11,840	—	2,125	11,840	1,490	2018	1998	16200 Jog Road
Denver, CO	—	3,222	24,804	—	3,222	24,804	2,819	2018	1988	290 South Monaco Parkway
Derby, UK	—	—	—	10,319	2,234	8,085	1,483	2014	2015	Rykneld Road
Dowagiac, MI	—	825	1,778	—	825	1,778	277	2020	2006	29601 Amerihost Dr
Droitwich, UK	—	—	—	14,479	3,443	11,036	667	2018	2020	Former Spring Meadows PH, Mulberry Tree Hill
Dublin, OH	—	1,393	2,911	—	1,393	2,911	431	2018	2014	4075 W. Dublin-Granville Road
Dubuque, IA	—	568	8,902	—	568	8,902	1,028	2018	1971	901 West Third Street
Dunedin, FL	—	1,883	13,325	—	1,883	13,325	1,548	2018	1983	870 Patricia Avenue
Durham, NC	—	1,476	10,659	3,220	1,476	13,879	12,764	1997	1999	4434 Ben Franklin Blvd.
Eagan, MN	15,252	2,260	31,643	300	2,260	31,943	5,887	2015	2004	3810 Alder Avenue
East Brunswick, NJ	—	1,380	34,229	1,235	1,380	35,464	10,583	2011	1998	606 Cranbury Rd.
Eastbourne, UK	—	3,985	23,923	—	3,985	23,923	5,185	2014	1999	Carew Road
Easton, PA	—	1,109	7,500	—	1,109	7,500	1,187	2018	2015	4100 Freemansburg Avenue
Easton, PA	—	1,430	13,396	—	1,430	13,396	1,637	2018	1981	2600 Northampton Street
Easton, PA	—	1,620	10,049	—	1,620	10,049	1,450	2018	2000	4100 Freemansburg Avenue
Eden, NC	—	390	4,877	186	390	5,063	2,508	2003	1998	314 W. Kings Hwy.
Edmond, OK	—	1,810	14,849	3,431	1,810	18,280	3,948	2014	1985	1225 Lakeshore Drive
Edmond, OK	—	1,650	25,167	1,700	1,650	26,867	4,268	2014	2017	2709 East Danforth Road
Elizabeth City, NC	—	200	2,760	2,841	200	5,601	2,712	1998	1999	400 Hastings Lane
Elk Grove Village, IL	—	1,344	7,073	—	1,344	7,073	904	2018	1995	1940 Nerge Road Elk
Elk Grove Village, IL	—	3,733	18,745	—	3,733	18,745	2,120	2018	1988	1920 Nerge Road
Encinitas, CA	—	1,460	7,721	2,054	1,460	9,775	5,580	2000	1988	335 Saxony Rd.
Escondido, CA	—	1,520	24,024	1,140	1,520	25,164	8,999	2011	1987	1500 Borden Rd
Everett, WA	—	1,400	5,476	—	1,400	5,476	3,341	1999	1999	2015 Lake Heights Dr.
Exton, PA	—	3,600	27,267	342	3,600	27,609	3,915	2017	2018	501 Thomas Jones Way
Fairfax, VA	—	1,827	17,304	—	1,827	17,304	2,133	2018	1997	12469 Lee Jackson Mem Highway
Fairfax, VA	—	4,099	17,614	—	4,099	17,614	2,125	2018	1990	12475 Lee Jackson Memorial Highway
Fairhope, AL	—	570	9,119	112	570	9,231	2,672	2012	1987	50 Spring Run Road
Fall River, MA	—	620	5,829	4,856	620	10,685	6,471	1996	1973	1748 Highland Ave.
Fanwood, NJ	—	2,850	55,175	2,021	2,850	57,196	16,687	2011	1982	295 South Ave.
Faribault, MN	—	780	11,539	300	780	11,839	2,186	2015	2003	828 1st Street NE
Farmington, CT	—	1,693	10,455	—	1,693	10,455	1,315	2018	1997	45 South Road
Farnborough, UK	—	1,993	5,616	—	1,993	5,616	1,173	2014	1980	Bruntile Close, Reading Road
Fayetteville, PA	—	2,150	20,244	—	2,150	20,244	5,611	2015	1991	6375 Chambersburg Road
Fayetteville, NY	—	410	3,962	500	410	4,462	2,400	2001	1997	5125 Highbridge St.
Findlay, OH	—	200	1,800	—	200	1,800	1,190	1997	1997	725 Fox Run Rd.
Fishers, IN	—	1,500	14,500	2,399	1,500	16,899	5,177	2010	2000	9745 Olympia Dr.
Fishers, IN	—	2,314	33,731	409	2,314	34,140	1,759	2021	2018	12950 Tablick St
Fishersville, VA	—	788	2,101	3	788	2,104	1,382	2018	1998	83 Crossroad Lane
Flint, MI	—	1,271	18,050	—	1,271	18,050	2,068	2018	1969	3011 North Center Road
Florence, NJ	—	300	2,978	—	300	2,978	1,616	2002	1999	901 Broad St.
Floyd, VA	—	680	3,618	4	680	3,622	1,112	2018	1979	237 Franklin Pike Rd SE
Forest City, NC	—	320	4,497	226	320	4,723	2,324	2003	1999	493 Piney Ridge Rd.
Fort Collins, CO	—	3,680	58,608	—	3,680	58,608	11,015	2015	2007	4750 Pleasant Oak Drive

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Fort Wayne, IN	—	1,770	19,930	1,771	1,770	21,701	6,865	2010	2008	611 W County Line Rd South
Fort Worth, TX	—	450	13,615	5,086	450	18,701	6,618	2010	2011	425 Alabama Ave.
Fort Worth, TX	—	1,565	15,982	—	1,565	15,982	283	2022	2015	3141 Dalhart Dr
Fountain Valley, CA	—	5,259	9,375	—	5,259	9,375	1,128	2018	1988	11680 Warner Avenue
Fredericksburg, VA	—	1,000	20,000	2,161	1,000	22,161	9,536	2005	1999	3500 Meekins Dr.
Fredericksburg, VA	—	1,130	23,202	591	1,130	23,793	5,341	2014	2010	140 Brimley Drive
Ft. Myers, FL	—	1,110	10,559	—	1,110	10,559	1,306	2018	1999	15950 McGregor Boulevard
Ft. Myers, FL	—	2,139	18,235	—	2,139	18,235	2,205	2018	1990	1600 Matthew Drive
Ft. Myers, FL	—	2,502	9,741	—	2,502	9,741	1,425	2018	2000	13881 Eagle Ridge Drive
Gahanna, OH	—	2,432	34,645	661	2,432	35,306	1,501	2021	2017	5435 Morse Road
Gainesville, FL	—	972	8,809	125	972	8,934	658	2021	2000	1415 Fort Clarke Blvd
Galesburg, IL	—	1,708	3,839	—	1,708	3,839	470	2018	1964	280 East Losey Street
Gardner, KS	—	200	2,800	98	200	2,898	611	2015	2000	869 Juniper Terrace
Gastonia, NC	—	470	6,129	77	470	6,206	3,116	2003	1998	1680 S. New Hope Rd.
Gastonia, NC	—	310	3,096	113	310	3,209	1,640	2003	1994	1717 Union Rd.
Gastonia, NC	—	400	5,029	807	400	5,836	2,627	2003	1996	1750 Robinwood Rd.
Geneva, IL	—	1,502	16,193	—	1,502	16,193	1,951	2018	2000	2388 Bricher Road
Georgetown, TX	—	200	2,100	—	200	2,100	1,378	1997	1997	2600 University Dr., E.
Gig Harbor, WA	—	3,000	4,461	—	3,000	4,461	660	2018	1990	3309 45th Street Court Northwest
Glen Ellyn, IL	—	1,496	6,634	—	1,496	6,634	889	2018	2001	2S706 Park Boulevard
Granbury, TX	—	2,550	2,940	777	2,550	3,717	1,295	2012	1996	916 East Highway 377
Granger, IN	—	1,670	21,280	2,645	1,670	23,925	7,478	2010	2009	6330 North Fir Rd
Greensboro, NC	—	330	2,970	662	330	3,632	1,832	2003	1996	5809 Old Oak Ridge Rd.
Greensboro, NC	—	560	5,507	2,377	560	7,884	3,375	2003	1997	4400 Lawndale Dr.
Greenville, MI	—	1,490	4,341	—	1,490	4,341	531	2020	2016	1515 Meijer Dr
Greenville, SC	—	310	4,750	521	310	5,271	2,363	2004	1997	23 Southpointe Dr.
Greenville, SC	—	1,751	8,771	—	1,751	8,771	1,085	2018	1966	600 Sulphur Springs Road
Greenville, SC	—	947	1,445	—	947	1,445	300	2018	1976	601 Sulphur Springs Road
Greenville, NC	—	290	4,393	353	290	4,746	2,313	2003	1998	2715 Dickinson Ave.
Greenwood, IN	—	1,550	22,770	406	1,550	23,176	7,316	2010	2007	2339 South SR 135
Grosse Pointe, MI	—	867	2,385	—	867	2,385	309	2018	1964	21401 Mack Avenue
Hamilton, NJ	—	440	4,469	—	440	4,469	2,421	2001	1998	1645 Whitehorse-Mercerville Rd.
Hanford, UK	—	1,353	9,622	—	1,353	9,622	2,392	2013	2012	Bankhouse Road
Harrisburg, PA	—	569	12,822	—	569	12,822	1,537	2018	2000	2625 Ailanthus Lane
Harrow, UK	—	7,246	8,092	—	7,246	8,092	1,807	2014	2001	177 Preston Hill
Hastings, MI	—	1,603	6,519	—	1,603	6,519	665	2020	2002	1821 N. East St
Hatboro, PA	—	—	28,112	1,771	—	29,883	9,293	2011	1996	3485 Davisville Road
Hatboro, PA	—	1,192	7,608	—	1,192	7,608	1,244	2018	2000	779 West County Line Road
Hatfield, UK	—	2,862	7,368	—	2,862	7,368	1,846	2013	2012	St Albans Road East
Haverhill, MA	—	5,519	19,554	64	5,519	19,618	734	2021	2018	10 Residences Way
Hemet, CA	—	6,224	8,410	—	6,224	8,410	1,048	2018	1989	1717 West Stetson Avenue
Hermitage, TN	—	1,500	9,943	540	1,500	10,483	3,020	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, UK	—	1,900	24,353	123	1,860	24,516	6,455	2013	2011	165 Reculver Road
Hiawatha, KS	—	40	4,210	31	40	4,241	869	2015	1996	400 Kansas Ave
Hickory, NC	—	290	987	392	290	1,379	742	2003	1994	2530 16th St. N.E.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
High Point, NC	—	560	4,443	1,406	560	5,849	2,694	2003	2000	1568 Skeet Club Rd.
High Point, NC	—	370	2,185	999	370	3,184	1,382	2003	1999	1564 Skeet Club Rd.
High Point, NC	—	330	3,395	142	330	3,537	1,769	2003	1994	201 Hartley Dr.
High Point, NC	—	430	4,143	1,007	430	5,150	2,131	2003	1998	1560 Skeet Club Rd.
Highlands Ranch, CO	—	940	3,721	4,983	940	8,704	3,153	2002	1999	9160 S. University Blvd.
Hillsboro, OH	—	1,792	6,339	—	1,792	6,339	1,072	2018	1983	1141 Northview Drive
Hinckley, UK	—	2,113	4,106	—	2,113	4,106	1,126	2013	2013	Tudor Road
Hinsdale, IL	—	4,033	24,280	—	4,033	24,280	2,764	2018	1971	600 W Ogden Avenue
Holton, KS	—	40	7,460	13	40	7,473	1,427	2015	1996	410 Juniper Dr
Homewood, IL	—	2,395	7,649	—	2,395	7,649	891	2018	1989	940 Maple Avenue
Howard, WI	—	579	32,122	5,943	684	37,960	5,774	2017	2016	2790 Elm Tree Hill
Huntingdon Valley, PA	—	1,150	3,728	—	1,150	3,728	647	2018	1993	3430 Huntingdon Pike
Huntsville, AL	—	1,382	14,286	90	1,382	14,376	960	2021	2001	4801 Whitesport Cir SW
Independence, VA	—	1,082	6,767	7	1,082	6,774	2,007	2018	1998	400 S Independence Ave
Indianapolis, IN	—	870	14,688	—	870	14,688	3,624	2014	2014	1635 N Arlington Avenue
Jackson, NJ	—	6,500	26,405	7,910	6,500	34,315	7,606	2012	2001	2 Kathleen Drive
Jacksonville, FL	—	2,932	14,269	129	2,932	14,398	1,021	2021	1999	3455 San Pablo Rd S
Jefferson Hills, PA	—	2,265	13,614	—	2,265	13,614	2,385	2018	1997	380 Wray Large Road
Jersey Shore, PA	—	600	8,104	—	600	8,104	909	2018	1973	1008 Thompson Street
Kansas City, KS	—	700	20,115	—	700	20,115	4,028	2015	2015	8900 Parallel Parkway
Katy, TX	—	1,778	22,622	—	1,778	22,622	3,689	2017	2015	24802 Kingsland Boulevard
Kensington, MD	—	1,753	18,621	—	1,753	18,621	2,162	2018	2002	4301 Knowles Avenue
Kenwood, OH	—	821	11,040	—	821	11,040	1,324	2018	2000	4580 East Galbraith Road
Kettering, OH	—	1,229	4,701	—	1,229	4,701	642	2018	1977	3313 Wilmington Pike
King of Prussia, PA	—	720	14,776	—	720	14,776	1,838	2018	1995	620 West Valley Forge Road
King of Prussia, PA	—	1,205	4,725	—	1,205	4,725	695	2018	1990	600 West Valley Forge Road
Kingsford, MI	—	1,362	10,594	—	1,362	10,594	1,324	2018	1968	1225 Woodward Avenue
Kirkstall, UK	—	2,385	9,216	—	2,385	9,216	2,298	2013	2009	29 Broad Lane
Knoxville, TN	—	2,207	12,849	1,020	2,207	13,869	2,432	2021	2001	8501 S. Northshore Drive
Kokomo, IN	—	710	16,044	—	710	16,044	3,950	2014	2014	2200 S. Dixon Rd
Lacey, WA	—	2,582	18,175	—	2,582	18,175	2,140	2018	2012	4524 Intelco Loop SE
Lafayette, CO	—	1,420	20,192	—	1,420	20,192	4,286	2015	2015	329 Exempla Circle
Lafayette, IN	—	670	16,833	1	670	16,834	3,864	2015	2014	2402 South Street
Lakeway, TX	—	5,142	23,203	—	5,142	23,203	6,164	2007	2011	2000 Medical Dr
Lakewood, CO	—	2,160	28,091	62	2,160	28,153	6,514	2014	2010	7395 West Eastman Place
Lancaster, PA	—	1,011	7,502	—	1,011	7,502	915	2018	1966	100 Abbeyville Road
Lapeer, MI	—	1,827	8,794	—	1,827	8,794	843	2020	2004	101 Devonshire Dr
Largo, FL	—	1,166	3,426	—	1,166	3,426	540	2018	1997	300 Highland Avenue Northeast
Laureldale, PA	—	1,171	14,420	—	1,171	14,420	1,697	2018	1980	2125 Elizabeth Avenue
Lebanon, PA	—	728	10,367	—	728	10,367	1,336	2018	1998	100 Tuck Court
Lebanon, PA	—	1,214	5,960	—	1,214	5,960	861	2018	1980	900 Tuck Street
Lee, MA	—	290	18,135	926	290	19,061	10,230	2002	1998	600 & 620 Laurel St.
Leeds, UK	—	—	—	14,892	1,932	12,960	2,583	2015	2013	100 Grove Lane
Leicester, UK	—	—	—	26,891	2,995	23,896	6,240	2012	2010	307 London Road
Lenoir, NC	—	190	3,748	920	190	4,668	2,253	2003	1998	1145 Powell Rd., N.E.

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Lethbridge, AB	—	1,214	2,750	101	1,242	2,823	793	2014	2003	785 Columbia Boulevard West
Lexana, KS	—	480	1,770	162	480	1,932	445	2015	1994	8710 Caenen Lake Rd
Lexington, NC	—	200	3,900	1,153	200	5,053	2,591	2002	1997	161 Young Dr.
Libertyville, IL	—	6,500	40,024	4,686	6,500	44,710	12,935	2011	2001	901 Florsheim Dr
Libertyville, IL	—	2,993	11,546	—	2,993	11,546	1,333	2018	1988	1500 South Milwaukee
Lichfield, UK	—	1,353	29,685	—	1,353	29,685	5,908	2015	2012	Wissage Road
Lillington, NC	—	470	17,579	757	470	18,336	4,170	2014	2013	54 Red Mulberry Way
Lillington, NC	—	500	16,451	271	500	16,722	3,664	2014	1999	2041 NC-210 N
Livermore, CA	—	4,100	24,996	79	4,100	25,075	5,179	2014	1974	35 Fenton Street
Livonia, MI	—	985	13,555	—	985	13,555	1,684	2018	1999	32500 Seven Mile Road
Longwood, FL	—	1,260	6,445	—	1,260	6,445	2,123	2011	2011	425 South Ronald Reagan Boulevard
Los Angeles, CA	—	—	11,430	1,119	—	12,549	4,632	2008	1971	330 North Hayworth Avenue
Louisburg, KS	—	280	4,320	47	280	4,367	844	2015	1996	202 Rogers St
Louisville, KY	—	490	10,010	2,768	490	12,778	5,993	2005	1978	4604 Lowe Rd
Loxley, UK	—	1,369	15,668	354	1,341	16,050	3,956	2013	2008	Loxley Road
Lutherville, MD	—	1,100	19,786	1,744	1,100	21,530	6,859	2011	1988	515 Brightfield Road
Lynchburg, VA	—	340	16,114	260	340	16,374	3,892	2014	2013	189 Monica Blvd
Lynchburg, VA	—	2,904	3,696	—	2,904	3,696	445	2018	1978	2200 Landover Place
Lynnwood, WA	—	2,302	5,632	—	2,302	5,632	688	2018	1987	3701 188th Street
Manalapan, NJ	—	900	22,624	1,096	900	23,720	7,048	2011	2001	445 Route 9 South
Manassas, VA	—	750	7,446	1,352	750	8,798	3,921	2003	1996	8341 Barrett Dr.
Mankato, MN	—	1,460	32,104	300	1,460	32,404	5,952	2015	2006	100 Dublin Road
Marietta, OH	—	1,149	9,373	—	1,149	9,373	1,119	2018	1977	5001 State Route 60
Marietta, PA	—	1,050	13,633	592	1,050	14,225	2,661	2015	1999	2760 Maytown Road
Marietta, GA	—	2,406	12,229	—	2,406	12,229	1,429	2018	1980	4360 Johnson Ferry Place
Marion, IN	—	720	9,604	—	720	9,604	3,035	2014	2012	614 W. 14th Street
Marion, IN	—	990	7,600	—	990	7,600	3,710	2014	1976	505 N. Bradner Avenue
Marion, OH	—	2,768	17,415	—	2,768	17,415	2,648	2018	2004	400 Barks Road West
Marlborough, UK	—	2,621	6,679	—	2,621	6,679	1,456	2014	1999	The Common
Martinsville, VA	—	349	—	—	349	—	—	2003	1900	Rolling Hills Rd. & US Hwy. 58
Marysville, OH	—	408	858	457	408	1,315	177	2021	1990	715 South Walnut Street
Matthews, NC	—	560	4,738	771	560	5,509	2,473	2003	1998	2404 Plantation Center Dr.
McHenry, IL	—	1,576	—	—	1,576	—	—	2006	1900	5200 Block of Bull Valley Road
McMurray, PA	—	1,440	15,805	3,894	1,440	19,699	5,838	2010	2011	240 Cedar Hill Dr
Medicine Hat, AB	—	932	5,566	157	953	5,702	1,315	2014	1999	65 Valleyview Drive SW
Mentor, OH	—	1,827	9,938	—	1,827	9,938	1,203	2018	1985	8200 Mentor Hills Drive
Mequon, WI	—	2,238	17,761	600	2,238	18,361	791	2021	2015	6751 West Mequon Road
Miamisburg, OH	—	786	3,232	—	786	3,232	551	2018	1983	450 Oak Ridge Boulevard
Middleburg Heights, OH	—	960	7,780	472	960	8,252	3,726	2004	1998	15435 Bagley Rd.
Middleton, WI	—	420	4,006	600	420	4,606	2,367	2001	1991	6701 Stonefield Rd.
Midlothian, VA	—	2,015	8,602	—	2,015	8,602	625	2021	2015	13800 Bon Secours Drive
Milton Keynes, UK	—	—	—	20,047	1,787	18,260	3,742	2015	2007	Tunbridge Grove, Kents Hill
Minnetonka, MN	—	2,080	24,360	4,154	2,080	28,514	8,497	2012	1999	500 Carlson Parkway
Mishawaka, IN	—	740	12,188	—	740	12,188	3,605	2014	2013	60257 Bodnar Blvd
Moline, IL	—	2,946	18,672	—	2,946	18,672	2,111	2018	1964	833 Sixteenth Avenue

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Monroe, NC	—	470	3,681	839	470	4,520	2,250	2003	2001	918 Fitzgerald St.
Monroe, NC	—	310	4,799	922	310	5,721	2,855	2003	2000	919 Fitzgerald St.
Monroe, NC	—	450	4,021	417	450	4,438	2,146	2003	1997	1316 Patterson Ave.
Monroe Township, NJ	—	3,250	27,771	1,118	3,250	28,889	5,371	2015	1996	319 Forsgate Drive
Monroeville, PA	—	1,216	12,749	—	1,216	12,749	1,833	2018	1997	120 Wyngate Drive
Monroeville, PA	—	1,237	3,641	—	1,237	3,641	697	2018	1996	885 MacBeth Drive
Montgomeryville, PA	—	1,176	9,824	—	1,176	9,824	1,249	2018	1989	640 Bethlehem Pike
Montville, NJ	—	3,500	31,002	2,559	3,500	33,561	10,036	2011	1988	165 Changebridge Rd.
Moorestown, NJ	—	4,143	23,902	—	4,143	23,902	6,073	2012	2014	250 Marter Avenue
Morehead City, NC	—	200	3,104	2,039	200	5,143	2,705	1999	1999	107 Bryan St.
Moulton, UK	—	1,695	12,510	190	1,513	12,882	1,881	2017	1995	Northampton Lane North
Mountainside, NJ	—	3,097	7,807	—	3,097	7,807	957	2018	1988	1180 Route 22
Mt. Pleasant, MI	—	1,863	6,467	—	1,863	6,467	743	2020	2013	2378 S. Lincoln Rd
Naperville, IL	—	3,470	29,547	5,862	3,470	35,409	9,730	2011	2001	504 North River Road
Naples, FL	—	1,222	10,639	—	1,222	10,639	1,364	2018	1998	6125 Rattlesnake Hammock Road
Naples, FL	—	1,672	23,119	—	1,672	23,119	3,303	2018	1993	1000 Lely Palms Drive
Naples, FL	—	1,854	12,398	—	1,854	12,398	1,432	2018	1987	3601 Lakewood Boulevard
Nashville, TN	—	4,910	29,590	—	4,910	29,590	11,495	2008	2007	15 Burton Hills Boulevard
Needham, MA	—	1,610	12,667	—	1,610	12,667	6,594	2002	1994	100 West St.
Needham, MA	—	3,957	71,163	191	3,957	71,354	2,068	2021	2013	235 Gould St.
New Lenox, IL	—	1,225	21,575	—	1,225	21,575	2,346	2019	2007	1023 South Cedar Rd
New Moston, UK	—	1,449	4,286	—	1,449	4,286	1,113	2013	2010	90a Broadway
Newark, DE	—	560	21,220	2,442	560	23,662	10,355	2004	1998	200 E. Village Rd.
Newcastle Under Lyme, UK	—	1,087	5,536	—	1,087	5,536	1,373	2013	2010	Hempstalls Lane
Newcastle-under-Lyme, UK	—	1,101	5,420	—	1,101	5,420	1,182	2014	1999	Silverdale Road
Newport News, VA	—	839	6,077	6	839	6,083	1,737	2018	1998	12997 Nettles Dr
Norman, OK	—	55	1,484	—	55	1,484	1,062	1995	1995	1701 Alameda Dr.
North Augusta, SC	—	332	2,558	—	332	2,558	1,586	1999	1998	105 North Hills Dr.
Northampton, UK	—	5,072	16,983	—	5,072	16,983	4,378	2013	2011	Cliftonville Road
Northampton, UK	—	1,971	6,125	—	1,971	6,125	1,251	2014	2014	Cliftonville Road
Northbrook, IL	—	1,298	13,337	—	1,298	13,337	1,578	2018	1999	3240 Milwaukee Avenue
Nottingham, UK	—	—	—	7,725	1,594	6,131	1,239	2014	2014	172A Nottingham Road
Nuneaton, UK	—	3,255	8,793	—	3,255	8,793	2,182	2013	2011	132 Coventry Road
Nuthall, UK	—	2,446	10,216	—	2,446	10,216	2,561	2013	2011	172 Nottingham Road
Oak Lawn, IL	—	2,418	5,426	—	2,418	5,426	638	2018	1977	9401 South Kostner Avenue
Oak Lawn, IL	—	3,876	7,985	—	3,876	7,985	974	2018	1960	6300 W 95th Street
Oakland, CA	—	4,760	16,143	282	4,760	16,425	3,681	2014	2002	468 Perkins Street
Olathe, KS	—	1,930	19,765	553	1,930	20,318	4,241	2016	2015	21250 W 151 Street
Ona, WV	—	950	7,639	—	950	7,639	2,381	2015	2007	100 Weatherholt Drive
Oneonta, NY	—	80	3,839	—	80	3,839	1,939	2007	1996	1846 County Highway 48
Orem, UT	—	2,150	24,107	—	2,150	24,107	4,508	2015	2014	250 East Center Street
Osage City, KS	—	50	1,700	151	50	1,851	445	2015	1996	1403 Laing St
Osawatomie, KS	—	130	2,970	145	130	3,115	676	2015	2003	1520 Parker Ave
Ottawa, KS	—	160	6,590	47	160	6,637	1,302	2015	2007	2250 S Elm St
Overland Park, KS	—	—	—	31,146	3,730	27,416	9,937	2008	2009	12000 Lamar Avenue

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Overland Park, KS	—	4,500	29,105	7,295	4,500	36,400	12,683	2010	1988	6101 W 119th St
Overland Park, KS	—	410	2,840	98	410	2,938	663	2015	2004	14430 Metcalf Ave
Overland Park, KS	—	1,300	25,311	677	1,300	25,988	5,293	2016	2015	7600 Antioch Road
Owasso, OK	—	215	1,380	—	215	1,380	930	1996	1996	12807 E. 86th Place N.
Palm Beach Gardens, FL	—	2,082	6,622	—	2,082	6,622	893	2018	1991	11375 Prosperity Farms Road
Palm Desert, CA	—	6,195	8,918	—	6,195	8,918	1,091	2018	1989	74350 Country Club Drive
Palm Harbor, FL	—	1,306	13,807	—	1,306	13,807	1,753	2018	1997	2895 Tampa Road
Palm Harbor, FL	—	2,490	23,901	125	2,490	24,026	1,520	2021	1996	2960 Tampa Rd
Palm Harbor, FL	—	3,281	22,450	—	3,281	22,450	2,797	2018	1990	2851 Tampa Road
Palos Heights, IL	—	1,225	12,453	—	1,225	12,453	1,448	2018	1999	7880 West College Drive
Palos Heights, IL	—	3,431	28,803	—	3,431	28,803	3,236	2018	1987	7850 West College Drive
Palos Heights, IL	—	2,590	7,644	—	2,590	7,644	892	2018	1996	11860 Southwest Hwy
Panama City Beach, FL	—	900	6,402	734	900	7,136	1,917	2011	2005	6012 Magnolia Beach Road
Paola, KS	—	190	5,610	63	190	5,673	1,137	2015	2000	601 N. East Street
Parma, OH	—	960	12,718	—	960	12,718	1,585	2018	1998	9205 Sprague Road
Parma, OH	—	1,833	10,314	—	1,833	10,314	1,447	2018	2006	9055 West Sprague Road
Paulsboro, NJ	—	3,264	8,023	—	3,264	8,023	1,012	2018	1987	550 Jessup Road
Paw Paw, MI	—	1,687	5,602	—	1,687	5,602	669	2020	2012	677 Hazen
Perrysburg, OH	—	1,456	5,431	—	1,456	5,431	691	2018	1973	10540 Fremont Pike
Perrysburg, OH	—	1,213	7,108	—	1,213	7,108	838	2018	1978	10542 Fremont Pike
Philadelphia, PA	—	2,930	10,433	3,536	2,930	13,969	4,977	2011	1952	1526 Lombard Street
Pickerington, OH	—	2,072	27,651	584	2,072	28,235	1,184	2021	2017	611 Windmiller Drive
Pikesville, MD	—	—	2,487	—	—	2,487	276	2018	1998	8911 Reisterstown Road
Pikesville, MD	—	4,247	8,379	—	4,247	8,379	1,103	2018	1996	8909 Reisterstown Road
Pinehurst, NC	—	290	2,690	818	290	3,508	1,679	2003	1998	17 Regional Dr.
Piqua, OH	—	204	1,885	—	204	1,885	1,203	1997	1997	1744 W. High St.
Piscataway, NJ	—	3,100	33,351	—	3,100	33,351	5,201	2013	2017	10 Sterling Drive
Pittsburgh, PA	—	603	11,354	—	603	11,354	1,407	2018	1998	1125 Perry Highway
Pittsburgh, PA	—	1,005	15,160	—	1,005	15,160	1,808	2018	1997	505 Weyman Road
Pittsburgh, PA	—	1,140	3,164	—	1,140	3,164	381	2018	1962	550 South Negley Avenue
Pittsburgh, PA	—	761	4,213	—	761	4,213	486	2018	1965	5609 Fifth Avenue
Pittsburgh, PA	—	1,480	9,712	—	1,480	9,712	1,308	2018	1986	1105 Perry Highway
Pittsburgh, PA	—	1,139	5,844	—	1,139	5,844	771	2018	1986	1848 Greentree Road
Pittsburgh, PA	—	1,750	8,572	6,320	1,750	14,892	4,782	2005	1998	100 Knoedler Rd.
Plainview, NY	—	3,990	11,969	2,095	3,990	14,064	4,692	2011	1963	150 Sunnyside Blvd
Plano, TX	—	1,840	20,152	560	1,840	20,712	4,025	2016	2016	3325 W Plano Parkway
Poole, UK	—	3,111	15,639	—	3,111	15,639	1,641	2019	2019	Kingsmill Road
Potomac, MD	—	1,448	14,622	—	1,448	14,622	1,710	2018	1994	10718 Potomac Tennis Lane
Potomac, MD	—	4,119	14,916	—	4,119	14,916	1,803	2018	1988	10714 Potomac Tennis Lane
Pottstown, PA	—	984	4,563	—	984	4,563	592	2018	1907	724 North Charlotte Street
Powell, OH	—	1,910	18,008	420	1,910	18,428	895	2021	2018	3872 Attucks Drive
Powell, OH	—	2,300	26,198	430	2,300	26,628	1,123	2021	2017	10351 Sawmill Parkway
Prior Lake, MN	12,785	1,870	29,849	300	1,870	30,149	5,533	2015	2003	4685 Park Nicollet Avenue
Prospect, KY	—	2,533	9,963	176	2,533	10,139	790	2021	2017	6901 Carslaw Ct.
Raleigh, NC	—	7,598	88,870	900	7,598	89,770	13,307	2008	2017	4030 Cardinal at North Hills St

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Raleigh, NC	—	3,530	59,589	—	3,530	59,589	16,116	2012	2002	5301 Creedmoor Road
Raleigh, NC	—	2,580	16,837	—	2,580	16,837	4,840	2012	1988	7900 Creedmoor Road
Red Bank, NJ	—	1,050	21,275	1,403	1,050	22,678	6,726	2011	1997	One Hartford Dr.
Redondo Beach, CA	—	—	9,557	755	—	10,312	9,562	2011	1957	514 North Prospect Ave
Reidsville, NC	—	170	3,830	1,473	170	5,303	2,485	2002	1998	2931 Vance St.
Richardson, TX	—	1,468	12,975	—	1,468	12,975	1,579	2018	1999	410 Buckingham Road
Richmond, IN	—	700	14,222	393	700	14,615	3,029	2016	2015	400 Industries Road
Richmond, VA	—	3,261	17,974	—	3,261	17,974	2,079	2018	1990	1719 Bellevue Avenue
Richmond, VA	—	1,046	8,233	—	1,046	8,233	1,019	2018	1966	2125 Hilliard Road
Roanoke, VA	—	748	4,483	5	748	4,488	1,560	2018	1997	4355 Pheasant Ridge Rd
Rock Hill, SC	—	1,825	7,676	190	1,825	7,866	718	2021	1995	1611 Constitution Blvd
Rockford, MI	—	2,386	13,546	—	2,386	13,546	1,104	2020	2014	6070 Northland Dr
Rockville Centre, NY	—	4,290	20,310	1,429	4,290	21,739	6,882	2011	2002	260 Maple Ave
Romeoville, IL	—	1,895	—	—	1,895	—	—	2006	1900	Grand Haven Circle
Roseville, MN	—	2,140	24,679	100	2,140	24,779	4,589	2015	1989	2750 North Victoria Street
Rugeley, UK	—	1,860	10,046	—	1,860	10,046	2,640	2013	2010	Horse Fair
Ruston, LA	—	710	9,790	—	710	9,790	3,299	2011	1988	1401 Ezelle St
S Holland, IL	—	1,423	8,907	—	1,423	8,907	1,109	2018	1997	2045 East 170th Street
Salem, OR	—	449	5,171	1	449	5,172	3,192	1999	1998	1355 Boone Rd. S.E.
Salisbury, NC	—	370	5,697	390	370	6,087	2,977	2003	1997	2201 Statesville Blvd.
San Angelo, TX	—	260	8,800	425	260	9,225	4,247	2004	1997	2695 Valleyview Blvd.
San Angelo, TX	—	1,050	24,689	1,361	1,050	26,050	5,759	2014	1999	6101 Grand Court Road
San Antonio, TX	—	1,499	12,658	—	1,499	12,658	1,524	2018	2000	15290 Huebner Road
San Diego, CA	—	—	22,003	1,845	—	23,848	8,453	2008	1992	555 Washington St.
San Juan Capistrano, CA	—	1,390	6,942	1,524	1,390	8,466	4,634	2000	2001	30311 Camino Capistrano
Sandusky, MI	—	967	6,738	—	967	6,738	583	2020	2008	70 W. Argyle Ave
Sarasota, FL	—	475	3,175	—	475	3,175	2,212	1996	1995	8450 McIntosh Rd.
Sarasota, FL	—	443	8,892	—	443	8,892	1,182	2018	1998	5509 Swift Road
Sarasota, FL	—	4,101	11,204	—	4,101	11,204	2,168	2018	1993	5401 Sawyer Road
Sarasota, FL	—	1,370	4,082	—	1,370	4,082	506	2018	1968	3250 12th Street
Sarasota, FL	—	2,792	11,173	—	2,792	11,173	1,343	2018	1993	5511 Swift Road
Scranton, PA	—	440	17,609	570	440	18,179	4,021	2014	2005	2741 Blvd. Ave
Scranton, PA	—	320	12,144	72	320	12,216	2,765	2014	2013	2751 Boulevard Ave
Seminole, FL	—	1,165	8,975	—	1,165	8,975	1,154	2018	1998	9300 Antilles Drive
Seven Fields, PA	—	484	4,663	59	484	4,722	2,916	1999	1999	500 Seven Fields Blvd.
Sewell, NJ	—	3,127	14,090	—	3,127	14,090	1,929	2018	2010	378 Fries Mill Road
Shawnee, OK	—	80	1,400	—	80	1,400	969	1996	1995	3947 Kickapoo
Silver Spring, MD	—	1,469	10,392	—	1,469	10,392	1,251	2018	1995	2505 Musgrove Road
Silver Spring, MD	—	4,678	11,679	—	4,678	11,679	1,499	2018	1990	2501 Musgrove Road
Silvis, IL	—	880	16,420	139	880	16,559	5,454	2010	2005	1900 10th St.
Sinking Spring, PA	—	1,393	19,842	—	1,393	19,842	2,362	2018	1982	3000 Windmill Road
Sittingbourne, UK	—	1,328	6,401	—	1,328	6,401	1,341	2014	1997	200 London Road
Smithfield, NC	—	290	5,680	844	290	6,524	2,901	2003	1998	830 Berkshire Rd.
Smithfield, NC	—	360	8,216	209	360	8,425	1,861	2014	1999	250 Highway 210 West
South Bend, IN	—	670	17,770	—	670	17,770	4,225	2014	2014	52565 State Road 933

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
South Point, OH	—	1,135	9,387	—	1,135	9,387	1,119	2018	1984	7743 County Road 1
Southampton, UK	—	1,439	15,189	—	1,439	15,189	2,151	2017	2013	Botley Road, Park Gate
Southbury, CT	—	1,860	23,613	3,421	1,860	27,034	7,504	2011	2001	655 Main St
Spokane, WA	—	2,649	11,699	—	2,649	11,699	1,410	2018	1985	6025 North Assembly Street
Springfield, IL	—	990	13,378	1,085	990	14,463	3,361	2014	2013	3089 Old Jacksonville Road
St. Paul, MN	—	2,100	33,019	100	2,100	33,119	6,080	2015	1996	750 Mississippi River
Stafford, UK	—	1,902	7,801	—	1,902	7,801	1,312	2014	2016	Stone Road
Stamford, UK	—	1,781	3,170	—	1,781	3,170	708	2014	1998	Priory Road
Statesville, NC	—	150	1,447	377	150	1,824	905	2003	1990	2441 E. Broad St.
Statesville, NC	—	310	6,183	693	310	6,876	3,109	2003	1996	2806 Peachtree Place
Statesville, NC	—	140	3,627	56	140	3,683	1,849	2003	1999	2814 Peachtree Rd.
Staunton, VA	—	899	6,391	6	899	6,397	1,877	2018	1999	1410 N Augusta St
Sterling Heights, MI	—	790	10,784	—	790	10,784	1,308	2018	1996	11095 East Fourteen Mile Road
Sterling Heights, MI	—	1,583	15,634	—	1,583	15,634	1,925	2018	2013	38200 Schoenherr Road
Stillwater, OK	—	80	1,400	—	80	1,400	970	1995	1995	1616 McElroy Rd.
Stratford-upon-Avon, UK	—	773	14,203	—	773	14,203	2,823	2015	2012	Scholars Lane
Stroudsburg, PA	—	340	16,313	130	340	16,443	4,176	2014	2011	370 Whitestone Corner Road
Sunbury, PA	—	695	7,244	—	695	7,244	844	2018	1981	800 Court Street Circle
Sunnyvale, CA	—	4,946	22,123	—	4,946	22,123	2,565	2018	1990	1150 Tilton Drive
Superior, WI	—	1,020	13,735	6,159	1,020	19,894	5,104	2009	2010	1915 North 34th Street
Tacoma, WA	—	2,522	8,573	—	2,522	8,573	1,016	2018	1984	5601 South Orchard Street
Tallahassee, FL	—	1,264	9,652	55	1,264	9,707	740	2021	1999	100 John Knox Rd
Tampa, FL	—	1,315	6,911	—	1,315	6,911	967	2018	1999	14950 Casey Road
Telford, UK	—	937	10,114	—	937	10,114	380	2021	2021	Shifnal Road
Terre Haute, IN	—	1,370	18,016	—	1,370	18,016	4,046	2015	2015	395 8th Avenue
Texarkana, TX	—	192	1,403	—	192	1,403	945	1996	1996	4204 Moores Lane
The Villages, FL	—	1,035	7,446	—	1,035	7,446	2,001	2013	2014	2450 Parr Drive
Thomasville, GA	—	530	12,520	1,347	530	13,867	3,502	2011	2006	423 Covington Avenue
Thousand Oaks, CA	—	3,425	19,573	6	3,425	19,579	1,347	2019	2021	980 Warwick Avenue
Three Rivers, MI	—	1,255	2,760	—	1,255	2,760	439	2018	1976	517 South Erie Street
Tomball, TX	—	1,050	13,300	840	1,050	14,140	4,272	2011	2001	1221 Graham Dr
Toms River, NJ	—	3,466	23,311	69	3,466	23,380	3,279	2019	2006	1657 Silverton Rd
Tonganoxie, KS	—	310	3,690	81	310	3,771	835	2015	2009	120 W 8th St
Towson, MD	—	1,715	13,111	—	1,715	13,111	1,577	2018	2000	8101 Bellona Avenue
Towson, MD	—	3,100	6,465	—	3,100	6,465	743	2018	1960	509 East Joppa Road
Towson, MD	—	4,527	3,126	—	4,527	3,126	454	2018	1970	7001 North Charles Street
Troy, MI	—	1,381	24,445	—	1,381	24,445	2,812	2018	2006	925 West South Boulevard
Troy, OH	—	200	2,000	4,254	200	6,254	2,834	1997	1997	81 S. Stanfield Rd.
Trumbull, CT	—	4,440	43,384	6,799	4,440	50,183	13,509	2011	2001	6949 Main Street
Tulsa, OK	—	1,390	7,110	1,102	1,390	8,212	3,065	2010	1998	7220 S. Yale Ave.
Tulsa, OK	—	1,100	27,007	2,233	1,100	29,240	4,881	2015	2017	18001 East 51st Street
Tulsa, OK	—	890	9,410	—	890	9,410	1,365	2017	2009	7210 South Yale Avenue
Tustin, CA	—	840	15,299	573	840	15,872	5,373	2011	1965	240 East 3rd St
Twinsburg, OH	—	1,446	5,919	—	1,446	5,919	788	2018	2014	8551 Darrow Road
Union, KY	—	—	—	33,927	2,242	31,685	2,489	2018	2020	9255 US-42

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Union, SC	—	1,932	2,372	—	1,932	2,372	440	2018	1981	709 Rice Avenue
Valparaiso, IN	—	112	2,558	—	112	2,558	1,446	2001	1998	2601 Valparaiso St.
Valparaiso, IN	—	108	2,962	—	108	2,962	1,660	2001	1999	2501 Valparaiso St.
Vancouver, WA	—	2,503	28,393	—	2,503	28,393	3,238	2018	2011	2811 N.E. 139th Street
Venice, FL	—	2,246	10,094	—	2,246	10,094	1,293	2018	1997	1450 East Venice Avenue
Vero Beach, FL	—	263	3,187	—	263	3,187	1,778	2001	1999	420 4th Ct.
Vero Beach, FL	—	297	3,263	—	297	3,263	1,828	2001	1996	410 4th Ct.
Vero Beach, FL	—	1,256	11,204	187	1,256	11,391	843	2021	2007	4150 Indian River Blvd
Vero Beach, FL	—	3,580	31,735	1,331	3,580	33,066	2,100	2021	2005	910 Regency Square
Virginia Beach, VA	—	1,540	22,593	399	1,540	22,992	5,159	2014	1993	5520 Indian River Rd
Virginia Beach, VA	—	2,004	19,634	—	2,004	19,634	891	2021	2008	1853 Old Donation Parkway
Voorhees, NJ	—	3,100	25,950	26	3,100	25,976	7,527	2011	2013	113 South Route 73
Voorhees, NJ	—	2,193	6,990	—	2,193	6,990	932	2018	2006	1086 Dumont Circle
W Palm Beach, FL	—	1,175	8,294	—	1,175	8,294	1,084	2018	1996	2330 Village Boulevard
W Palm Beach, FL	—	1,921	5,731	—	1,921	5,731	723	2018	1996	2300 Village Boulevard
Wabash, IN	—	670	14,588	1	670	14,589	3,599	2014	2013	20 John Kissinger Drive
Waconia, MN	—	890	14,726	4,495	890	19,221	5,606	2011	2005	500 Cherry Street
Wake Forest, NC	—	200	3,003	2,625	200	5,628	2,754	1998	1999	611 S. Brooks St.
Wallingford, PA	—	1,356	6,487	—	1,356	6,487	881	2018	1930	115 South Providence Road
Walnut Creek, CA	—	4,358	18,407	—	4,358	18,407	2,190	2018	1997	1975 Tice Valley Boulevard
Walnut Creek, CA	—	5,394	39,084	—	5,394	39,084	4,420	2018	1990	1226 Rossmoor Parkway
Walsall, UK	—	—	—	9,540	1,159	8,381	1,765	2015	2015	Little Aston Road
Wamego, KS	—	40	2,510	61	40	2,571	524	2015	1996	1607 4th St
Warren, NJ	—	2,000	30,810	1,521	2,000	32,331	9,589	2011	1999	274 King George Rd
Waterloo, IA	—	605	3,030	—	605	3,030	398	2018	1964	201 West Ridgeway Avenue
Wayne, NJ	—	1,427	15,674	—	1,427	15,674	2,370	2018	1998	800 Hamburg Turnpike
Wellingborough, UK	—	1,449	5,603	—	1,449	5,603	1,304	2015	2015	159 Northampton
West Bend, WI	—	620	17,790	38	620	17,828	5,204	2010	2011	2130 Continental Dr
West Des Moines, IA	—	828	5,103	—	828	5,103	678	2018	2006	5010 Grand Ridge Drive
West Milford, NJ	—	1,960	24,614	273	1,960	24,887	3,164	2019	2000	197 Cahill Cross Road
West Orange, NJ	—	1,347	19,389	—	1,347	19,389	2,746	2018	1998	510 Prospect Avenue
West Reading, PA	—	890	12,118	—	890	12,118	1,364	2018	1975	425 Buttonwood Street
Westerville, OH	—	740	8,287	4,871	740	13,158	11,246	1998	2001	690 Cooper Rd.
Westerville, OH	—	—	—	26,086	2,566	23,520	1,766	2017	2020	702 Polaris Parkway
Westerville, OH	—	1,420	5,371	—	1,420	5,371	673	2018	1982	1060 Eastwind Drive
Westerville, OH	—	1,582	10,279	—	1,582	10,279	1,310	2018	1980	215 Huber Village Boulevard
Westfield, IN	—	890	15,964	1	890	15,965	3,909	2014	2013	937 E. 186th Street
Westlake, OH	—	855	11,963	—	855	11,963	1,467	2018	1997	28400 Center Ridge Road
Weston Super Mare, UK	—	2,464	6,906	—	2,464	6,906	1,723	2013	2011	141b Milton Road
Wheaton, MD	—	3,864	3,788	—	3,864	3,788	493	2018	1961	11901 Georgia Avenue
Whippany, NJ	—	1,571	14,977	—	1,571	14,977	1,847	2018	2000	18 Eden Lane
Whitehall, MI	—	1,645	6,789	—	1,645	6,789	697	2020	2012	6827 Whitehall Rd
Wichita, KS	—	860	8,873	—	860	8,873	2,856	2011	2012	10604 E 13th Street North
Wichita, KS	—	260	2,240	137	260	2,377	491	2015	1992	900 N Bayshore Dr
Williamsburg, VA	—	1,187	5,728	6	1,187	5,734	1,765	2018	2000	1811 Jamestown Rd

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Willoughby, OH	—	1,774	8,653	—	1,774	8,653	1,079	2018	1974	37603 Euclid Avenue
Wilmington, DE	—	1,376	13,450	—	1,376	13,450	1,625	2018	1998	700 1/2 Foulk Road
Wilmington, NC	—	210	2,991	—	210	2,991	1,842	1999	1999	3501 Converse Dr.
Wilmington, NC	—	400	15,355	579	400	15,934	3,668	2014	2012	3828 Independence Blvd
Wilmington, DE	—	2,843	36,948	—	2,843	36,948	4,292	2018	1988	5651 Limestone Road
Wilmington, DE	—	2,266	9,500	—	2,266	9,500	1,179	2018	1984	700 Foulk Road
Windsor, VA	—	1,148	6,514	7	1,148	6,521	1,988	2018	1999	23352 Courthouse Hwy
Winston-Salem, NC	—	360	2,514	595	360	3,109	1,543	2003	1996	2980 Reynolda Rd.
Winter Garden, FL	—	1,110	7,937	—	1,110	7,937	2,329	2012	2013	720 Roper Road
Winter Springs, FL	—	1,152	14,822	—	1,152	14,822	1,771	2018	1999	1057 Willa Springs Drive
Witherwack, UK	—	924	6,769	—	924	6,769	1,690	2013	2009	Whitchurch Road
Wolverhampton, UK	—	1,540	6,537	—	1,540	6,537	1,646	2013	2011	378 Prestonwood Road
Woodbury, MN	—	1,317	20,935	298	1,317	21,233	3,499	2017	2015	2195 Century Avenue South
Woodstock, VA	—	594	5,108	5	594	5,113	1,363	2018	2001	803 S Main St
Worcester, MA	—	3,500	54,099	—	3,500	54,099	18,693	2007	2009	101 Barry Road
Yardley, PA	—	773	14,914	—	773	14,914	1,885	2018	1995	493 Stony Hill Road
Yardley, PA	—	1,561	9,439	—	1,561	9,439	1,420	2018	1990	1480 Oxford Valley Road
York, PA	—	976	9,354	—	976	9,354	1,149	2018	1972	200 Pauline Drive
York, PA	—	1,050	4,210	—	1,050	4,210	612	2018	1983	2400 Kingston Court
York, PA	—	1,121	7,584	—	1,121	7,584	996	2018	1979	1770 Barley Road
York, UK	—	2,898	8,092	—	2,898	8,092	1,773	2014	2006	Rosetta Way, Boroughbridge Road
Youngsville, NC	—	380	10,689	135	380	10,824	2,486	2014	2013	100 Sunset Drive
Zephyrhills, FL	—	2,131	6,669	—	2,131	6,669	920	2018	1987	38220 Henry Drive
Zionsville, IN	—	1,610	22,400	2,055	1,610	24,455	7,661	2010	2009	11755 N Michigan Rd
Zionsville, IN	—	2,162	33,238	310	2,165	33,545	1,797	2021	2018	6800 Central Blvd
Triple-net Total	$39,179	$873,139	$6,845,480	$586,644	$910,570	$7,394,693	$1,549,022

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Addison, IL	$—	$102	$19,089	$26	$102	$19,115	$2,346	2018	2012	303 West Lake Street
Agawam, MA	—	1,072	4,544	624	1,072	5,168	889	2019	2005	230-232 Main Street
Allen, TX	—	726	14,196	1,954	726	16,150	6,994	2012	2006	1105 N Central Expressway
Alpharetta, GA	—	476	13,681	—	476	13,681	5,014	2011	2003	11975 Morris Road
Alpharetta, GA	—	548	17,103	1,214	548	18,317	8,234	2011	2007	3300 Old Milton Parkway
Alpharetta, GA	—	—	—	20,342	773	19,569	9,373	2011	1993	3400-A Old Milton Parkway
Alpharetta, GA	—	—	—	38,234	1,769	36,465	18,308	2011	1999	3400-C Old Milton Parkway
Alpharetta, GA	—	1,862	—	—	1,862	—	—	2011	1900	940 North Point Parkway
Ann Arbor, MI	—	4,234	30,085	104	4,234	30,189	1,702	2021	2016	4350 Jackson Road
Ann Arbor, MI	—	4,044	15,915	50	4,044	15,965	1,310	2021	2014	4200 Whitehall Dr.
Anna, TX	—	3,050	—	—	3,050	—	—	2022	1900	1029 W White
Appleton, WI	6,551	1,881	7,540	1,333	1,881	8,873	1,197	2019	2004	5320 W Michael Drive
Appleton, WI	—	3,782	18,003	2,452	3,782	20,455	2,668	2019	2005	2323 N Casaloma Drive
Arcadia, CA	—	—	—	34,889	5,637	29,252	14,903	2006	1984	301 W. Huntington Drive
Arlington, TX	—	—	—	19,294	82	19,212	6,625	2012	2012	902 W. Randol Mill Road
Arlington Heights, IL	—	1,233	2,826	623	1,233	3,449	777	2020	1997	1632 W. Central Road
Atlanta, GA	—	4,931	18,720	8,659	5,387	26,923	15,351	2006	1991	755 Mt. Vernon Hwy.
Atlanta, GA	—	—	—	45,781	—	45,781	17,829	2012	2006	5670 Peachtree-Dunwoody Road
Atlanta, GA	—	—	—	28,627	2,172	26,455	11,781	2012	1984	975 Johnson Ferry Road
Austin, TX	—	1,066	10,112	—	1,066	10,112	2,210	2017	2017	5301-B Davis Lane
Austin, TX	—	1,688	5,865	919	1,688	6,784	1,281	2019	2015	5301-A Davis Lane
Baltimore, MD	—	4,490	28,667	2,608	4,490	31,275	3,515	2019	2014	1420 Key Highway
Bellevue, NE	—	—	—	16,781	—	16,781	7,285	2010	2010	2510 Bellevue Medical Center Drive
Bend, OR	—	16,516	28,429	2,118	16,516	30,547	5,117	2019	2001	1501 Northeast Medical Center Drive
Berkeley Heights, NJ	—	49,555	79,091	13,715	49,555	92,806	11,145	2019	1978	1 Diamond Hill Road
Beverly Hills, CA	—	20,766	40,730	4,245	20,766	44,975	11,989	2015	1946	9675 Brighton Way
Beverly Hills, CA	—	18,863	1,192	492	18,885	1,662	992	2015	1955	415 North Bedford
Beverly Hills, CA	—	19,863	31,690	2,525	19,863	34,215	8,726	2015	1946	416 North Bedford
Beverly Hills, CA	33,729	32,603	28,639	3,267	32,603	31,906	8,999	2015	1950	435 North Bedford
Beverly Hills, CA	78,271	52,772	87,366	4,503	52,772	91,869	21,356	2015	1989	436 North Bedford
Birmingham, AL	—	90	34,349	4,430	90	38,779	976	2022	1994	513 Brookwood Boulevard
Birmingham, AL	—	40	34,096	4,392	40	38,488	964	2022	1985	2006 Brookwood Medical Center Drive
Birmingham, AL	—	60	42,792	5,507	60	48,299	1,218	2022	1979	2022 Brookwood Medical Center Drive
Birmingham, AL	—	50	20,514	2,649	50	23,163	584	2022	1975	2018 Brookwood Medical Center Drive
Boca Raton, FL	—	109	34,002	5,449	214	39,346	18,618	2006	1995	9970 S. Central Park Blvd.
Boca Raton, FL	—	31	12,312	1,025	251	13,117	5,357	2012	1993	9960 S. Central Park Boulevard
Bridgeton, MO	—	—	—	22,858	450	22,408	10,046	2010	2006	12266 DePaul Dr

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Bridgeton, MO	—	—	—	8,373	1,501	6,872	2,081	2017	2008	3440 De Paul Ln.
Brooklyn, NY	—	—	—	104,190	—	104,190	5,147	2015	2021	NE Corner of 9th & 49th Street
Burleson, TX	—	—	—	14,007	10	13,997	6,006	2011	2007	12001 South Freeway
Burnsville, MN	—	—	—	34,047	—	34,047	12,239	2013	2014	14101 Fairview Dr
Canton, MI	—	1,168	14,561	40	1,168	14,601	826	2021	2004	49650 Cherry Hill Road
Cape Coral, FL	—	2,273	12,169	670	2,273	12,839	1,238	2021	1995	2721 Del Prado Blvd
Carmichael, CA	—	1,957	9,521	1,113	1,957	10,634	578	2022	1970	6620 Coyle Avenue
Cary, NC	—	2,816	10,645	1,468	2,816	12,113	2,957	2019	2007	540 Waverly Place
Cedar Park, TX	—	—	—	30,069	132	29,937	8,559	2017	2014	1401 Medical Parkway, Building 2
Chapel Hill, NC	—	488	2,242	149	488	2,391	372	2019	2010	100 Perkins Drive
Chapel Hill, NC	4,817	1,970	8,874	139	1,970	9,013	1,650	2018	2007	6011 Farrington Road
Chapel Hill, NC	4,817	1,970	8,925	48	1,970	8,973	1,854	2018	2007	6013 Farrington Road
Chapel Hill, NC	13,692	5,681	25,035	17	5,681	25,052	4,792	2018	2006	2226 North Carolina Highway 54
Charlotte, NC	—	10	23,265	2,245	10	25,510	5,252	2019	1971	1900 Randolph Road
Charlotte, NC	—	30	59,039	7,469	30	66,508	12,783	2019	1994	1918 Randolph Road
Charlotte, NC	—	40	40,533	5,062	40	45,595	8,248	2019	1989	1718 East Fourth Street
Charlotte, NC	—	1,746	8,378	1,392	1,746	9,770	2,234	2019	1998	309 South Sharon Amity Road
Charlotte, NC	—	—	—	93,565	15,678	77,887	5,383	2018	2021	1237 Harding Place
Charlotte, NC	—	—	22,949	13	—	22,962	960	2021	2021	830 Kenilworth Avenue
Charlotte, NC	—	—	—	58,056	11,783	46,273	2,829	2018	2021	1225 Harding Place
Cherry Hill, NJ	—	1,844	4,635	961	1,844	5,596	123	2022	1965	8 Ranoldo Terrace
Chicopee, MA	—	6,078	13,793	2,151	6,078	15,944	2,932	2019	2005	444 Montgomery Street
Chula Vista, CA	—	1,045	21,387	2,207	1,045	23,594	4,009	2019	1973	480 4th Avenue
Chula Vista, CA	—	826	6,106	1,470	826	7,576	1,322	2019	1985	450 4th Avenue
Chula Vista, CA	—	1,114	14,902	558	1,114	15,460	2,188	2019	2008	971 Lane Ave
Chula Vista, CA	—	1,075	6,828	338	1,075	7,166	1,024	2019	2006	959 Lane Ave
Cincinnati, OH	—	—	—	18,167	2	18,165	6,352	2012	2013	3301 Mercy Health Boulevard
Cincinnati, OH	—	537	9,719	592	537	10,311	1,759	2019	2001	4850 Red Bank Expressway
Clarkson Valley, MO	—	—	—	36,736	—	36,736	19,187	2009	2010	15945 Clayton Rd
Clear Lake, TX	—	—	—	13,902	2,319	11,583	2,418	2013	2014	1010 South Ponds Drive
Clinton, MI	—	1,138	824	5	1,138	829	145	2021	1987	11775 Tecumseh-Clinton Hwy.
Clyde, NC	—	1,433	21,099	967	1,433	22,066	2,459	2019	2012	581 Leroy George Drive
College Station, TX	—	1,111	7,456	—	1,111	7,456	218	2021	2021	1204 Copperfield Pkwy
Columbia, MD	—	23	33,885	4,716	9,353	29,271	13,520	2015	1982	5450 & 5500 Knoll N Dr.
Columbia, MD	—	12,159	72,636	1,508	12,159	74,144	12,226	2018	2009	10710 Charter Drive
Columbia, MD	—	2,333	19,232	1,951	2,333	21,183	8,409	2012	2002	10700 Charter Drive
Columbia, MO	—	438	12,426	921	438	13,347	2,398	2019	1994	1601 E. Broadway
Columbia, MO	—	488	15,702	1,322	488	17,024	3,207	2019	1999	1605 E. Broadway
Columbia, MO	—	199	22,289	1,827	199	24,116	3,918	2019	2007	1705 E. Broadway
Coon Rapids, MN	—	—	—	29,660	—	29,660	10,186	2013	2014	11850 Blackfoot Street NW
Costa Mesa, CA	18,573	22,033	24,332	5,957	22,033	30,289	7,955	2017	2007	1640 Newport Boulevard
Dade City, FL	—	1,211	5,511	—	1,211	5,511	2,185	2011	1998	13413 US Hwy 301
Dallas, TX	—	—	—	15,550	122	15,428	4,150	2013	2014	8196 Walnut Hill Lane

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Dallas, TX	—	6,086	18,007	5,320	6,542	22,871	5,026	2018	2010	10740 North Central Expressway
Danbury, CT	—	2,382	25,403	370	2,414	25,741	1,221	2021	2019	40 Old Ridgebury Rd
Danbury, CT	—	914	10,844	156	926	10,988	533	2021	2010	226 White St
Danbury, CT	—	4,209	22,740	449	4,303	23,095	1,433	2021	2017	2 Riverview Dr
Deerfield Beach, FL	—	—	—	11,198	2,540	8,658	4,324	2011	2001	1192 East Newport Center Drive
Delray Beach, FL	—	1,882	34,767	3,165	2,449	37,365	21,745	2006	1985	5130-5150 Linton Blvd.
Dunkirk, MD	—	259	2,263	314	259	2,577	660	2019	1997	10845 Town Center Blvd
Durham, NC	—	1,403	23,788	1,377	1,403	25,165	3,379	2019	2000	120 William Penn Plaza
Durham, NC	—	1,751	42,391	2,037	1,751	44,428	4,900	2019	2004	3916 Ben Franklin Boulevard
El Paso, TX	—	—	—	18,992	1,254	17,738	8,703	2006	1997	2400 Trawood Dr.
Elgin, IL	—	1,634	9,443	1,594	1,753	10,918	1,827	2020	2004	745 Fletcher Drive
Elmhurst, IL	—	41	39,562	374	41	39,936	6,152	2018	2011	133 E Brush Hill Road
Elyria, OH	—	3,263	27,163	1,024	3,263	28,187	4,032	2019	2008	303 Chestnut Commons Drive
Escondido, CA	—	2,278	19,724	1,245	2,278	20,969	3,288	2019	1994	225 East 2nd Avenue
Everett, WA	—	—	—	31,195	4,842	26,353	11,755	2010	2011	13020 Meridian Ave. S.
Fenton, MO	—	958	27,485	1,035	958	28,520	10,843	2013	2009	1011 Bowles Avenue
Fenton, MO	—	—	—	14,478	369	14,109	4,972	2013	2009	1055 Bowles Avenue
Florham Park, NJ	—	8,578	61,779	—	8,578	61,779	9,768	2017	2017	150 Park Avenue
Flower Mound, TX	—	737	9,276	901	737	10,177	3,009	2015	2014	2560 Central Park Avenue
Flower Mound, TX	—	4,164	27,027	2,053	4,164	29,080	9,717	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	—	4,620	—	—	4,620	—	—	2014	1900	Medical Arts Drive
Fort Washington, PA	—	2,015	16,104	2,557	2,015	18,661	2,404	2020	1980	467 Pennsylvania Avenue
Fort Worth, TX	—	—	—	27,343	462	26,881	9,166	2012	2012	10840 Texas Health Trail
Fort Worth, TX	—	401	6,099	5,035	2,805	8,730	2,413	2014	2007	7200 Oakmont Boulevard
Fort Worth, TX	—	1,790	5,082	51	1,790	5,133	238	2021	1983	2001 West Rosedale Street
Frederick, MD	—	1,065	6,817	613	1,065	7,430	1,642	2019	1979	194 Thomas Johnson Drive
Frederick, MD	—	1,930	18,311	1,625	1,930	19,936	3,200	2019	2006	45 Thomas Johnson Drive
Fresno, CA	—	1,497	11,896	916	1,497	12,812	1,774	2019	2004	1105 E Spruce Ave
Gardendale, AL	—	1,150	8,162	347	1,150	8,509	1,660	2018	2005	2217 Decatur Highway
Garland, TX	—	4,952	30,151	2,592	4,952	32,743	5,417	2019	2018	7217 Telecom Parkway
Gastonia, NC	—	569	1,638	55	569	1,693	345	2019	2000	934 Cox Road
Gig Harbor, WA	—	—	—	32,798	80	32,718	8,486	2010	2009	11511 Canterwood Blvd. NW
Glendale, CA	—	70	41,837	3,081	70	44,918	6,159	2019	2008	1500 E Chevy Chase Drive
Gloucester, VA	—	2,128	9,169	458	2,128	9,627	1,915	2018	2008	5659 Parkway Drive
Grand Prairie, TX	—	981	6,086	319	981	6,405	3,136	2012	2009	2740 N State Hwy 360
Grapevine, TX	—	—	—	10,758	2,081	8,677	3,084	2014	2002	2040 W State Hwy 114
Grapevine, TX	—	—	—	24,375	3,365	21,010	7,138	2014	2002	2020 W State Hwy 114
Greenville, SC	—	1,790	4,421	1,550	1,790	5,971	2,318	2019	1987	10 Enterprise Boulevard
Harrisburg, NC	—	1,347	2,652	527	1,347	3,179	866	2019	2012	9550 Rocky River Road
Hattiesburg, MS	—	3,155	31,155	4,063	3,155	35,218	4,422	2019	2012	3688 Veterans Memorial Drive
Haymarket, VA	—	1,250	26,621	2,841	1,250	29,462	4,414	2019	2008	15195 Heathcote Blvd
Henderson, NV	—	2,587	5,376	279	2,587	5,655	864	2019	2002	2825 Siena Heights Drive
Henderson, NV	—	7,372	22,172	3,155	7,372	25,327	4,285	2019	2005	2845 Siena Heights Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Henderson, NV	—	5,492	18,448	1,741	5,492	20,189	2,840	2019	2005	2865 Siena Heights Drive
Highland, IL	—	—	—	8,884	—	8,884	2,809	2012	2013	12860 Troxler Avenue
Hopewell Junction, NY	—	2,164	4,659	692	2,164	5,351	692	2019	1999	10 Cranberry Drive
Hopewell Junction, NY	—	2,316	4,525	812	2,316	5,337	627	2019	2015	1955 NY-52
Houston, TX	—	5,837	33,128	1,518	5,837	34,646	16,029	2012	2005	15655 Cypress Woods Medical Dr.
Houston, TX	—	—	—	21,373	2,988	18,385	1,418	2016	2019	13105 Wortham Center Drive
Houston, TX	—	—	—	17,133	3,688	13,445	5,613	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	—	—	—	84,613	12,815	71,798	25,306	2012	1998	2727 W Holcombe Boulevard
Houston, TX	—	377	13,726	783	377	14,509	2,572	2018	2011	20207 Chasewood Park Drive
Houston, TX	—	2,351	7,980	900	2,351	8,880	1,024	2020	2013	11476 Space Center Blvd
Houston, TX	—	9,550	—	—	9,550	—	12	2011	1900	F.M. 1960 & Northgate Forest Dr.
Howell, MI	—	2,000	13,928	590	2,001	14,517	3,240	2016	2017	1225 South Latson Road
Howell, MI	—	579	4,428	13	579	4,441	316	2021	2019	202 W. Highland Rd.
Humble, TX	—	—	—	9,953	1,702	8,251	1,682	2013	2014	8233 N. Sam Houston Parkway E.
Huntersville, NC	—	—	41,055	6,880	—	47,935	6,224	2019	2004	10030 Gilead Road
Independence, MO	—	762	3,480	680	762	4,160	509	2020	2007	19401 East 37th Terrace Court South
Jackson, MI	—	—	—	17,999	668	17,331	6,411	2013	2009	1201 E Michigan Avenue
Jacksonville, FL	—	3,562	24,379	3,474	3,562	27,853	4,896	2019	2006	10475 Centurion Parkway North
Jacksonville, FL	—	1,113	10,970	1,377	1,113	12,347	1,762	2020	2000	5742 Booth Road
Jefferson City, TN	—	109	16,035	1,005	109	17,040	2,613	2019	2001	120 Hospital Drive
Jonesboro, GA	—	567	15,146	1,267	567	16,413	2,992	2019	2009	7813 Spivey Station Boulevard
Jonesboro, GA	—	627	15,844	805	627	16,649	2,788	2019	2007	7823 Spivey Station Boulevard
Jupiter, FL	—	—	—	20,095	2,639	17,456	8,636	2006	2001	550 Heritage Dr.
Jupiter, FL	—	—	—	10,208	3,036	7,172	4,103	2007	2004	600 Heritage Dr.
Kalamazoo, MI	—	—	12,788	—	—	12,788	748	2020	2021	2520 Robert Jones Way
Katy, TX	—	—	11,219	—	—	11,219	702	2019	2020	0 Grand Parkway & Morton Ranch Road
Katy, TX	—	2,025	7,557	1,255	2,025	8,812	1,036	2020	2016	21502 Merchants Way
Katy, TX	—	3,699	12,701	1,910	3,699	14,611	2,630	2020	2006	1331 West Grand Parkway North
Knoxville, TN	—	199	43,771	3,265	199	47,036	6,191	2019	2012	1926 Alcoa Highway
La Jolla, CA	—	12,855	32,658	2,542	12,871	35,184	11,050	2015	1989	4150 Regents Park Row
La Jolla, CA	—	9,425	26,525	3,245	9,444	29,751	8,223	2015	1988	4120 & 4130 La Jolla Village Drive
La Jolla, CA	—	20,324	33,675	4,164	20,324	37,839	1,221	2022	1985	4180 La Jolla Village Dr
Lacey, WA	—	1,751	10,383	143	1,751	10,526	2,011	2018	1971	2555 Marvin Road Northeast
Lake St Louis, MO	—	—	—	14,962	240	14,722	6,603	2010	2008	400 Medical Dr
Lakeway, TX	—	—	—	2,801	2,801	—	—	2007	1900	Lohmans Crossing Road
Las Vegas, NV	—	—	—	9,997	2,319	7,678	3,702	2006	1991	2870 S. Maryland Pkwy.
Las Vegas, NV	—	—	—	5,887	433	5,454	2,529	2007	1997	1776 E. Warm Springs Rd.
Las Vegas, NV	—	4,180	20,064	2,913	4,180	22,977	2,624	2020	2017	9880 West Flamingo Road
Las Vegas, NV	—	5,864	22,502	3,070	5,864	25,572	2,736	2020	2017	4980 West Sahara Ave
Lawrenceville, NJ	—	2,691	3,739	1,339	2,691	5,078	271	2022	1975	2 Princess Road
Little Rock, AR	—	3,021	20,095	1,907	3,021	22,002	3,922	2019	2014	6119 Midtown Avenue
Los Alamitos, CA	—	—	—	21,670	39	21,631	8,578	2007	2003	3771 Katella Ave.

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Lowell, MA	—	—	—	13,790	3,016	10,774	1,713	2011	2020	839 Merrimack Street
Loxahatchee, FL	—	—	—	9,484	1,440	8,044	4,413	2006	1993	12989 Southern Blvd.
Loxahatchee, FL	—	—	—	8,389	1,650	6,739	3,641	2006	1994	12983 Southern Blvd.
Loxahatchee, FL	—	—	—	8,082	1,719	6,363	3,453	2006	1997	12977 Southern Blvd.
Lubbock, TX	40,632	2,286	66,022	6,917	2,286	72,939	7,377	2019	2006	4515 Marsha Sharp Freeway
Lynbrook, NY	25,268	10,028	37,319	2,459	10,028	39,778	6,558	2018	1962	444 Merrick Road
Madison, WI	—	3,670	24,615	3,851	3,671	28,465	3,816	2019	2012	1102 South Park Street
Margate, FL	—	219	8,743	599	219	9,342	1,637	2019	2004	2960 N. State Rd 7
Marietta, GA	—	2,682	20,053	1,805	2,703	21,837	7,297	2016	2016	4800 Olde Towne Parkway
Mars, PA	—	1,925	8,307	1,412	1,925	9,719	1,535	2020	2006	6998 Crider Road
Matthews, NC	—	10	32,108	2,258	10	34,366	5,296	2019	1994	1450 Matthews Township Parkway
Menasha, WI	—	—	—	18,555	1,399	17,156	5,141	2016	1994	1550 Midway Place
Merced, CA	—	—	—	14,887	—	14,887	6,650	2009	2010	315 Mercy Ave.
Meridian, ID	—	3,206	23,619	4,296	3,206	27,915	4,710	2019	2009	3277 E Louise Drive
Mesa, AZ	—	3,158	5,588	1,122	3,158	6,710	696	2020	2016	1910 S. Gilbert Road
Mesa, AZ	—	3,889	5,816	1,257	3,889	7,073	789	2020	2016	1833 N. Power Road
Milan, MI	—	1,216	6,487	59	1,216	6,546	677	2021	2008	870 E. Arkona Rd
Mission Hills, CA	21,671	—	42,276	7,261	4,791	44,746	15,407	2014	1986	11550 Indian Hills Road
Missouri City, TX	—	1,360	7,143	—	1,360	7,143	1,133	2015	2016	7010 Highway 6
Mobile, AL	—	2,759	25,180	14	2,759	25,194	3,964	2018	2003	6144 Airport Boulevard
Monroeville, PA	—	1,544	10,012	1,315	1,544	11,327	2,145	2020	1979	2550 Mosside Blvd
Moorestown, NJ	—	—	—	52,017	362	51,655	21,295	2011	2012	401 Young Avenue
Mount Juliet, TN	—	—	—	15,465	1,601	13,864	7,219	2007	2005	5002 Crossings Circle
Mount Kisco, NY	—	12,632	46,294	5,195	12,632	51,489	5,658	2019	1996	90 - 110 South Bedford Road
Mount Vernon, IL	—	—	—	25,036	—	25,036	10,417	2011	2012	2 Good Samaritan Way
Murrieta, CA	—	—	—	48,771	—	48,771	25,118	2010	2011	28078 Baxter Rd.
Murrieta, CA	—	3,800	—	—	3,800	—	—	2014	1900	28078 Baxter Rd.
Myrtle Beach, SC	—	1,357	3,131	853	1,357	3,984	1,228	2019	1996	8170 Rourk Street
Nampa, ID	15,226	3,439	18,648	2,933	3,439	21,581	2,500	2019	2017	1510 12th Avenue
New Milford, CT	—	1,006	3,541	23	1,019	3,551	284	2021	1995	131 Kent Rd
New Milford, CT	—	2,033	6,819	151	2,060	6,943	575	2021	1995	131 Kent Rd
Newburgh, NY	—	9,213	28,300	4,079	9,213	32,379	3,124	2019	2015	1200 NY-300
Newburyport, MA	—	3,104	18,492	1,464	3,104	19,956	3,137	2019	2008	One Wallace Bashaw Jr. Way
Newtown, CT	—	2,176	9,140	1,029	2,205	10,140	671	2021	2015	164 Mount Pleasant
Newtown, CT	—	3,039	9,364	160	3,079	9,484	794	2021	2016	170 Mt Pleasant Rd
Niagara Falls, NY	—	—	—	13,062	1,721	11,341	7,281	2007	1995	6932 - 6934 Williams Rd
Niagara Falls, NY	—	—	—	8,631	454	8,177	4,368	2007	2004	6930 Williams Rd
Norfolk, VA	—	1,138	23,416	3,617	1,138	27,033	4,783	2019	2014	155 Kingsley Lane
North Canton, OH	—	2,518	21,523	2,946	2,518	24,469	2,610	2019	2014	7442 Frank Avenue
North Easton, MA	—	2,336	17,936	2,126	2,336	20,062	2,806	2019	2007	15 Roche Brothers Way
North Easton, MA	—	2,882	14,463	1,816	2,882	16,279	2,264	2019	2008	31 Roche Brothers Way
Norwood, OH	—	1,017	5,642	1,025	1,017	6,667	1,284	2019	2006	4685 Forest Avenue
Novi, MI	—	895	34,573	2,787	896	37,359	5,880	2019	2008	26750 Providence Parkway

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Oklahoma City, OK	—	—	—	19,166	216	18,950	7,053	2013	2008	535 NW 9th Street
Oxford, NC	—	478	4,724	247	478	4,971	766	2019	2011	107 East McClanahan Street
Pasadena, TX	—	—	—	15,571	1,700	13,871	2,101	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	—	—	—	12,759	1,500	11,259	2,585	2012	2013	2515 Business Center Drive
Pearland, TX	—	—	—	42,538	9,807	32,731	9,967	2014	2013	11511 Shadow Creek Parkway
Phoenix, AZ	—	—	—	64,022	1,149	62,873	33,553	2006	1998	2222 E. Highland Ave.
Phoenix, AZ	—	199	3,967	818	199	4,785	718	2019	1980	9225 N 3rd Street
Phoenix, AZ	—	109	2,134	150	109	2,284	406	2019	1986	9327 North 3rd Street
Phoenix, AZ	—	229	5,442	467	229	5,909	1,231	2019	1994	9100 N 2nd Street
Pinckney, MI	—	1,708	3,816	14	1,708	3,830	353	2021	2020	10200 Dexter-Pinckney Rd.
Plano, TX	—	793	83,209	8,401	793	91,610	32,439	2012	2005	6020 West Parker Road
Plantation, FL	—	—	—	26,297	8,575	17,722	10,574	2006	1997	851-865 SW 78th Ave.
Pleasanton, CA	—	6,748	25,065	3,563	6,748	28,628	1,149	2022	2001	5860 Owens Drive
Plymouth Meeting, PA	—	4,047	9,442	1,559	4,047	11,001	254	2022	2002	4060 Butler Pike
Port Orchard, WA	—	2,810	22,716	539	2,810	23,255	3,817	2018	1995	450 South Kitsap Boulevard
Porter, TX	—	3,746	15,119	—	3,746	15,119	1,102	2018	2019	25553 US Highway 59
Poughkeepsie, NY	—	2,144	32,820	4,312	2,144	37,132	3,548	2019	2008	2507 South Road
Poughkeepsie, NY	—	4,035	26,001	4,479	4,035	30,480	2,618	2019	2010	30 Columbia Street
Poughkeepsie, NY	—	6,513	23,787	4,110	6,513	27,897	2,705	2019	2006	600 Westage Drive
Poughkeepsie, NY	18,080	5,128	18,080	2,704	5,128	20,784	2,060	2019	2012	1910 South Road
Prince Frederick, MD	—	229	25,905	1,319	229	27,224	3,854	2019	2009	130 Hospital Road
Prince Frederick, MD	—	179	12,243	904	179	13,147	2,406	2019	1991	110 Hospital Road
Raleigh, NC	—	8,255	25,589	2,652	8,255	28,241	979	2022	2005	8300 Health Park
Rancho Mirage, CA	—	7,292	13,214	2,228	7,292	15,442	2,496	2019	2005	72780 Country Club Drive
Redmond, WA	—	—	—	32,913	5,015	27,898	12,887	2010	2011	18100 NE Union Hill Rd.
Richmond, VA	—	2,969	26,697	2,649	3,090	29,225	12,658	2012	2008	7001 Forest Avenue
Richmond, TX	—	2,000	9,118	4	2,000	9,122	1,541	2015	2016	22121 FM 1093 Road
Rockwall, TX	—	132	17,197	443	132	17,640	6,418	2012	2008	3142 Horizon Road
Rolla, MO	—	1,931	47,639	1	1,931	47,640	20,109	2011	2009	1605 Martin Spring Drive
Rome, GA	—	99	29,846	2,131	99	31,977	5,070	2019	2005	330 Turner McCall Boulevard
Roseville, MN	—	2,963	18,785	2,570	2,963	21,355	3,136	2019	1994	1835 W County Road C
Roxboro, NC	—	368	2,327	150	368	2,477	387	2019	2000	799 Doctors Court
San Antonio, TX	—	—	—	15,523	3,050	12,473	2,261	2016	2017	5206 Research Drive
San Antonio, TX	—	2,915	11,473	2,575	2,915	14,048	2,255	2019	2006	150 E Sonterra Blvd
Santa Clarita, CA	—	—	2,338	20,797	5,304	17,831	5,780	2014	1976	23861 McBean Parkway
Santa Clarita, CA	—	—	28,384	3,558	5,294	26,648	7,761	2014	1998	23929 McBean Parkway
Santa Clarita, CA	—	278	185	11,594	11,872	185	268	2014	1996	23871 McBean Parkway
Santa Clarita, CA	25,000	295	40,257	(755)	295	39,502	9,966	2014	2013	23803 McBean Parkway
Santa Clarita, CA	—	—	20,618	1,354	4,407	17,565	5,119	2014	1989	24355 Lyons Avenue

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Seattle, WA	—	4,410	38,428	916	4,410	39,344	21,217	2010	2010	5350 Tallman Ave
Sewell, NJ	—	1,242	11,616	7	1,242	11,623	2,550	2018	2007	556 Egg Harbor Road
Shakopee, MN	—	508	11,412	337	509	11,748	5,769	2010	1996	1515 St Francis Ave
Shakopee, MN	—	707	18,089	128	773	18,151	7,121	2010	2007	1601 St Francis Ave
Shenandoah, TX	—	—	—	21,197	4,574	16,623	3,346	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	—	—	32,186	4,486	3,121	33,551	10,454	2014	1969	4955 Van Nuys Boulevard
Silverdale, WA	—	3,451	21,176	12	3,451	21,188	3,683	2018	2004	2200 NW Myhre Road
Southlake, TX	—	—	—	18,703	592	18,111	7,805	2012	2004	1545 East Southlake Boulevard
Southlake, TX	—	—	—	31,859	698	31,161	11,785	2012	2004	1545 East Southlake Boulevard
Southlake, TX	—	2,875	14,126	1,395	2,875	15,521	2,873	2019	2017	925 E. Southlake Boulevard
Southlake, TX	—	3,000	—	—	3,000	—	—	2014	1900	Central Avenue
Springfield, MA	—	2,721	5,698	923	2,721	6,621	1,288	2019	2012	305 Bicentennial Highway
St Paul, MN	—	—	—	38,248	49	38,199	10,147	2014	2006	225 Smith Avenue N.
St. Louis, MO	—	336	17,247	3,453	336	20,700	10,100	2007	2001	2325 Dougherty Ferry Rd.
St. Paul, MN	—	2,706	39,507	1,573	2,701	41,085	17,606	2011	2007	435 Phalen Boulevard
Stafford, TX	—	3,389	14,292	—	3,389	14,292	30	2021	2022	11211 Nexus Ave
Stockton, CA	10,964	4,966	14,412	2,445	4,966	16,857	2,394	2019	2009	2388 - 2488 N California Street
Strongsville, OH	—	15,997	—	—	15,997	—	—	2022	1900	16761 Southpark Center
Suffern, NY	—	653	37,255	1,635	696	38,847	17,123	2011	2007	257 Lafayette Avenue
Suffolk, VA	—	1,566	11,511	184	1,620	11,641	6,040	2010	2007	5838 Harbour View Blvd.
Sugar Land, TX	—	—	—	19,075	3,543	15,532	7,729	2012	2005	11555 University Boulevard
Sycamore, IL	—	1,113	12,910	2,473	1,113	15,383	1,704	2020	2002	1630 Gateway Drive
Tacoma, WA	—	—	—	64,307	—	64,307	29,522	2011	2013	1608 South J Street
Tampa, FL	—	4,319	12,234	—	4,319	12,234	4,212	2011	2003	14547 Bruce B Downs Blvd
Tarzana, CA	—	6,115	15,510	2,382	6,115	17,892	3,005	2020	1986	5620 Wilbur Ave
Timonium, MD	—	—	—	21,739	8,851	12,888	2,977	2015	2017	2118 Greenspring Drive
Towson, MD	—	2,654	10,627	3,165	2,654	13,792	349	2022	1992	8322 Bellona Avenue
Tustin, CA	—	3,345	541	430	3,345	971	515	2015	1976	14591 Newport Ave
Tustin, CA	—	3,361	12,039	3,998	3,361	16,037	5,174	2015	1985	14642 Newport Ave
Tyler, TX	57,185	2,903	104,300	9,810	2,897	114,116	11,402	2019	2013	1814 Roseland Boulevard
Tyler, TX	—	330	35,534	—	330	35,534	217	2021	2022	501 S Saunders Ave
Van Nuys, CA	—	—	—	36,187	—	36,187	14,219	2009	1991	6815 Noble Ave.
Voorhees, NJ	—	—	—	32,884	6,481	26,403	12,826	2006	1997	900 Centennial Blvd.
Voorhees, NJ	—	—	—	100,258	99	100,159	39,751	2010	2012	200 Bowman Drive
Waco, TX	—	601	2,594	1,335	628	3,902	1,140	2018	2000	6600 Fish Pond Rd
Waco, TX	—	—	—	111	—	111	15	2018	1962	6612 Fish Pond Road
Waco, TX	—	—	—	106	—	106	10	2018	1961	6620 Fish Pond Rd
Waco, TX	—	2,250	28,632	410	2,250	29,042	4,906	2018	1981	601 Highway 6 West
Washington, PA	—	3,981	31,706	17	3,981	31,723	5,563	2018	2010	100 Trich Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Wausau, WI	—	—	—	14,225	2,050	12,175	2,452	2015	2017	1901 Westwood Center Boulevard
Waxahachie, TX	—	—	18,101	303	303	18,101	5,021	2016	2014	2460 N I-35 East
Wellington, FL	—	—	—	19,839	326	19,513	9,546	2006	2000	10115 Forest Hill Blvd.
Wellington, FL	—	—	—	11,669	580	11,089	6,079	2007	2003	1395 State Rd. 7
Westlake Village, CA	6,360	2,487	9,776	174	2,487	9,950	1,897	2018	1989	1220 La Venta Drive
Westlake Village, CA	8,000	2,553	15,851	397	2,553	16,248	3,532	2018	1975	1250 La Venta Drive
Winston-Salem, NC	—	2,006	6,542	1,490	2,006	8,032	2,063	2019	1998	2025 Frontis Plaza
Woodbridge, VA	—	346	16,617	—	346	16,617	2,478	2018	2012	12825 Minnieville Road
Wyandotte, MI	—	581	8,023	773	581	8,796	994	2020	2002	1700 Biddle Ave
Ypsilanti, MI	—	3,615	12,696	40	3,615	12,736	1,100	2021	1989	4918, 4936, 4940, 4972, and 4990 W. Clark Road
Yuma, AZ	—	1,592	9,589	827	1,592	10,416	2,152	2019	2004	2270 South Ridgeview Drive
Zephyrhills, FL	—	3,875	27,270	—	3,875	27,270	10,401	2011	1974	38135 Market Square Dr
Outpatient Medical Total	$388,836	$762,068	$4,252,019	$2,413,016	$974,176	$6,452,927	$1,566,457

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Brookline, MA	$—	$—	$—	$3,799	$—	$3,799	$—	2019	1900	125 Holland Road
Centreville, MD	—	600	14,602	—	—	10,539	—	2011	1978	205 Armstrong Avenue
Dundalk, MD	—	1,770	32,047	—	—	24,213	—	2011	1978	7232 German Hill Road
Fort Worth, TX	—	1,740	19,799	—	—	5,091	—	2016	2014	7001 Bryant Irvin Road
LaPlata, MD	—	700	19,068	—	—	13,891	—	2011	1984	One Magnolia Drive
Las Vegas, NV	—	—	—	2,945	—	2,945	—	2007	1900	SW corner of Deer Springs Way and Riley Street
Rexburg, ID	—	—	—	67	—	67	—	2018	1900	W. 7th Street
Santa Ana, CA	—	2,077	4,705	—	—	4,705	—	2021	1992	3730 South Greenville Street
Severna Park, MD	—	2,120	31,273	—	—	24,207	—	2011	1981	310 Genesis Way
Towson, MD	—	1,180	13,280	—	—	10	—	2011	1973	7700 York Road
Voorhees, NJ	—	1,900	26,040	—	—	20	—	2011	1985	3001 Evesham Road
Westfield, NJ	—	2,270	16,589	—	—	13,314	—	2011	1970	1515 Lamberts Mill Road
Assets Held For Sale Total	$—	$14,357	$177,403	$6,811	$—	$133,058	$—

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation
Summary:
Seniors Housing Operating	$1,679,562	$2,110,584	$18,228,152	$3,775,526	$2,365,088	$21,749,174	$4,960,254
Triple-net	39,179	873,139	6,845,480	586,644	910,570	7,394,693	1,549,022
Outpatient Medical	388,836	762,068	4,252,019	2,413,016	974,176	6,452,927	1,566,457
Construction in progress	22,377	—	1,021,080	—	—	1,021,080	—

Total continuing operating properties	2,129,954	3,745,791	30,346,731	6,775,186	4,249,834	36,617,874	8,075,733

Assets held for sale	—	14,357	177,403	6,811	—	133,058	—

Total investments in real property owned	$2,129,954	$3,760,148	$30,524,134	$6,781,997	$4,249,834	$36,750,932	$8,075,733
(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.

	Year Ended December 31,
	2022	2021	2020
		(in thousands)
Investment in real estate:
Beginning balance	$37,605,747	$33,670,006	$36,027,915
Acquisitions and development	3,599,107	4,805,086	1,174,148
Improvements	476,017	282,834	242,147
Impairment of assets	(17,502)	(51,107)	(135,608)
Dispositions(1)	(97,102)	(1,063,990)	(3,782,120)
Foreign currency translation	(565,501)	(37,082)	143,524
Ending balance(2)	$41,000,766	$37,605,747	$33,670,006

Accumulated depreciation:
Beginning balance	$6,910,114	$6,104,297	$5,715,459
Depreciation and amortization expenses	1,310,368	1,037,566	1,038,437
Amortization of above market leases	3,991	4,036	5,217
Disposition and other (1)	(38,327)	(234,397)	(684,395)
Foreign currency translation	(110,413)	(1,388)	29,579
Ending balance	$8,075,733	$6,910,114	$6,104,297

(1) Includes property dispositions and dispositions of leasehold improvements which are generally fully depreciated. Additionally, during the year ended December 31, 2022, seven financing leases were classified as held for sale.
(2) The unaudited aggregate cost for tax purposes for real property equals $31,264,813,000 at December 31, 2022.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2022
				(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
North Carolina	Triple-net	8.44%	2023	Interest only until maturity	$—	$32,783	$32,278	$—

First mortgages relating to multiple properties located in:
United Kingdom	Triple-net	12.00%	2026	Interest until maturity; Interest paid-in-kind until maturity	—	624,500	597,198	—

First mortgages less than three percent of total:
United States - 9	Various	7% - 17%	2022 - 2026	N/A	N/A	N/A	68,430	5,815

Totals					$—	$657,283	$697,906	$5,815

	Year Ended December 31,
	2022	2021	2020
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$877,102	$293,752	$145,686
Additions:
Advances on loans receivable	33,555	843,249	214,349
Interest added	49,932	11,815	—
Total additions	83,487	855,064	214,349

Deductions:
Receipts on loans receivable	(181,040)	(214,132)	(17,019)
Loan balance transferred to non-real estate loans receivable	—	(9,142)	(53,071)
Change in allowance for credit losses and charge-offs	2,894	(6,984)	(5,645)
Other	—	(29,619)	(329)
Total deductions	(178,146)	(259,877)	(76,064)
Change in balance due to foreign currency translation	(84,537)	(11,837)	9,781
Balance at end of year	$697,906	$877,102	$293,752