Form 10-Q
period 2023-03-31
WELLTOWER INC.
filed 2023-05-03
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of April 28, 2023, Welltower Inc. had 497,031,161 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	March 31, 2023 (Unaudited)	December 31, 2022 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$4,324,541	$4,249,834
Buildings and improvements	34,161,466	33,651,336
Acquired lease intangibles	1,990,830	1,945,458
Real property held for sale, net of accumulated depreciation	215,583	133,058
Construction in progress	1,121,446	1,021,080
Less accumulated depreciation and amortization	(8,417,151)	(8,075,733)
Net real property owned	33,396,715	32,925,033
Right of use assets, net	322,896	323,942
Real estate loans receivable, net of credit allowance	954,156	890,844
Net real estate investments	34,673,767	34,139,819
Other assets:
Investments in unconsolidated entities	1,596,413	1,499,790
Goodwill	68,321	68,321
Cash and cash equivalents	571,902	631,681
Restricted cash	66,894	90,611
Straight-line rent receivable	357,359	322,173
Receivables and other assets	1,159,233	1,140,838
Total other assets	3,820,122	3,753,414
Total assets	$38,493,889	$37,893,233

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	12,486,229	12,437,273
Secured debt	2,474,837	2,110,815
Lease liabilities	415,169	415,824
Accrued expenses and other liabilities	1,521,499	1,535,325
Total liabilities	16,897,734	16,499,237
Redeemable noncontrolling interests	392,195	384,443
Equity:
Common stock	497,928	491,919
Capital in excess of par value	27,160,014	26,742,750
Treasury stock	(112,925)	(111,001)
Cumulative net income	8,830,623	8,804,950
Cumulative dividends	(15,815,926)	(15,514,097)
Accumulated other comprehensive income (loss)	(111,559)	(119,707)
Total Welltower Inc. stockholders’ equity	20,448,155	20,294,814
Noncontrolling interests	755,805	714,739
Total equity	21,203,960	21,009,553
Total liabilities and equity	$38,493,889	$37,893,233
Note: The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Resident fees and services	$1,131,685	$994,335
Rental income	384,059	356,390
Interest income	36,405	38,994
Other income	8,580	5,985
Total revenues	1,560,729	1,395,704

Expenses:
Property operating expenses	957,753	853,669
Depreciation and amortization	339,112	304,088
Interest expense	144,403	121,696
General and administrative expenses	44,371	37,706
Loss (gain) on derivatives and financial instruments, net	930	2,578
Loss (gain) on extinguishment of debt, net	5	(12)
Provision for loan losses, net	777	(804)
Impairment of assets	12,629	—
Other expenses	22,745	26,069
Total expenses	1,522,725	1,344,990

Income (loss) from continuing operations before income taxes and other items	38,004	50,714
Income tax (expense) benefit	(3,045)	(5,013)
Income (loss) from unconsolidated entities	(7,071)	(2,884)
Gain (loss) on real estate dispositions, net	747	22,934
Income (loss) from continuing operations	28,635	65,751

Net income (loss)	28,635	65,751
Less: Net income (loss) attributable to noncontrolling interests(1)	2,962	3,826
Net income (loss) attributable to common stockholders	$25,673	$61,925

Weighted average number of common shares outstanding:
Basic	492,061	447,379
Diluted	494,494	449,802

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.06	$0.15
Net income (loss) attributable to common stockholders	$0.05	$0.14

Diluted:
Income (loss) from continuing operations	$0.06	$0.15
Net income (loss) attributable to common stockholders(2)	$0.05	$0.14

Dividends declared and paid per common share	$0.61	$0.61
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$28,635	$65,751

Other comprehensive income (loss):
Foreign currency translation gain (loss)	80,765	(66,948)
Derivative and financial instruments designated as hedges gain (loss)	(69,738)	51,940
Total other comprehensive income (loss)	11,027	(15,008)

Total comprehensive income (loss)	39,662	50,743
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	5,841	5,974
Total comprehensive income (loss) attributable to common stockholders	$33,821	$44,769

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended March 31, 2023
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2023	$491,919	$26,742,750	$(111,001)	$8,804,950	$(15,514,097)	$(119,707)	$714,739	$21,009,553
Comprehensive income:
Net income (loss)				25,673			2,688	28,361
Other comprehensive income (loss)						8,148	3,023	11,171
Total comprehensive income								39,532
Net change in noncontrolling interests		(8,304)					29,648	21,344
Adjustment to members' interest from change in ownership in Welltower OP		(6,139)					6,139	—
Redemption of OP Units and DownREIT Units	272	17,515					(432)	17,355
Amounts related to stock incentive plans, net of forfeitures	134	9,330	(1,924)					7,540
Net proceeds from issuance of common stock	5,603	404,862						410,465
Dividends paid:
Common stock dividends					(301,829)			(301,829)
Balances at March 31, 2023	$497,928	$27,160,014	$(112,925)	$8,830,623	$(15,815,926)	$(111,559)	$755,805	$21,203,960

	Three Months Ended March 31, 2022
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2022	$448,605	$23,133,641	$(107,750)	$8,663,736	$(14,380,915)	$(121,316)	$960,578	$18,596,579
Comprehensive income:
Net income (loss)				61,925			2,752	64,677
Other comprehensive income (loss)						(17,156)	1,465	(15,691)
Total comprehensive income								48,986
Net change in noncontrolling interests		(63,026)					(128,305)	(191,331)
Amounts related to stock incentive plans, net of forfeitures	166	7,279	(4,768)					2,677
Net proceeds from issuance of common stock	6,605	542,218						548,823
Dividends paid:
Common stock dividends					(273,668)			(273,668)
Balances at March 31, 2022	$455,376	$23,620,112	$(112,518)	$8,725,661	$(14,654,583)	$(138,472)	$836,490	$18,732,066

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$28,635	$65,751
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	339,112	304,088
Other amortization expenses	9,792	5,592
Provision for loan losses, net	777	(804)
Impairment of assets	12,629	—
Stock-based compensation expense	9,456	7,445
Loss (gain) on derivatives and financial instruments, net	930	2,578
Loss (gain) on extinguishment of debt, net	5	(12)
Loss (income) from unconsolidated entities	7,071	2,884
Rental income less than (in excess of) cash received	(36,827)	(22,215)
Amortization related to above (below) market leases, net	(82)	(419)
Loss (gain) on real estate dispositions, net	(747)	(22,934)
Distributions by unconsolidated entities	3,418	6,982
Increase (decrease) in accrued expenses and other liabilities	(4,503)	(23,416)
Decrease (increase) in receivables and other assets	6,392	(1,000)
Net cash provided from (used in) operating activities	376,058	324,520

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(402,719)	(601,410)
Cash disbursed for capital improvements to existing properties	(91,339)	(90,229)
Cash disbursed for construction in progress	(226,226)	(138,141)
Capitalized interest	(10,335)	(5,479)
Investment in loans receivable	(54,831)	(39,201)
Principal collected on loans receivable	15,592	89,207
Other investments, net of payments	(80,548)	2,401
Contributions to unconsolidated entities	(112,822)	(115,249)
Distributions by unconsolidated entities	4,800	5,882
Proceeds from (payments on) derivatives	3,933	10,104
Proceeds from sales of real property	21,658	73,568
Net cash provided from (used in) investing activities	(932,837)	(808,547)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	(24,967)
Net proceeds from issuance of senior unsecured notes	—	545,082
Net proceeds from the issuance of secured debt	362,900	5,385
Payments on secured debt	(39,573)	(116,789)
Net proceeds from the issuance of common stock	411,032	549,346
Payments for deferred financing costs and prepayment penalties	(6,444)	(69)
Contributions by noncontrolling interests(1)	83,480	4,101
Distributions to noncontrolling interests(1)	(35,664)	(177,979)
Cash distributions to stockholders	(300,195)	(273,045)
Other financing activities	(5,066)	(5,960)
Net cash provided from (used in) financing activities	470,470	505,105
Effect of foreign currency translation on cash and cash equivalents and restricted cash	2,813	(790)
Increase (decrease) in cash, cash equivalents and restricted cash	(83,496)	20,288
Cash, cash equivalents and restricted cash at beginning of period	722,292	346,755
Cash, cash equivalents and restricted cash at end of period	$638,796	$367,043

Supplemental cash flow information:
Interest paid	$148,399	$123,012
Income taxes paid (received), net	325	631

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
As of May 24, 2022, we are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.735% for the three months ended March 31, 2023. As of March 31, 2023, Welltower owned 99.721% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.279% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily an indication of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Impact of COVID-19 Pandemic & Government Grants
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants in the future is uncertain and cannot be predicted with confidence. We have received government grants under the CARES Act, as well as under similar programs in the U.K. and Canada, primarily to cover increased expenses and lost revenue during the COVID-19 pandemic. We recognized $4,136,000 and $5,760,000 during the three months ended March 31, 2023 and 2022, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income. The amount of qualifying expenditures and lost revenue exceeded grant income recognized and we believe we have complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts are subject to recapture.
New Accounting Standards
In March 2020, the FASB issued an amendment to the reference rate reform standard, which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. An example of such reform is the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. In December 2022, the FASB extended the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. We continue to monitor developments related to the LIBOR transition and identification of an alternative, market-accepted rate.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023				March 31, 2022
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$2,517	$7,370	$60,527	$70,414	$43,897	$—	$240	$44,137
Buildings and improvements	16,434	74,289	255,706	346,429	402,342	171	131,412	533,925
Acquired lease intangibles	865	—	39,090	39,955	31,366	—	16,978	48,344
Right of use assets, net	—	—	927	927	—	—	3,852	3,852
Total net real estate assets	19,816	81,659	356,250	457,725	477,605	171	152,482	630,258
Receivables and other assets	234	—	358	592	1,630	—	—	1,630
Total assets acquired	20,050	81,659	356,608	458,317	479,235	171	152,482	631,888
Secured debt	(5,501)	—	(40,953)	(46,454)	—	—	—	—
Lease liabilities	—	—	(953)	(953)	—	—	(3,852)	(3,852)
Accrued expenses and other liabilities	(120)	—	(8,071)	(8,191)	(4,154)	—	—	(4,154)
Total liabilities acquired	(5,621)	—	(49,977)	(55,598)	(4,154)	—	(3,852)	(8,006)
Noncontrolling interests (1)	—	—	—	—	(20,348)	(4)	—	(20,352)
Non-cash acquisition related activity(2)	—	—	—	—	(2,120)	—	—	(2,120)
Cash disbursed for acquisitions	14,429	81,659	306,631	402,719	452,613	167	148,630	601,410
Construction in progress additions	131,944	4,995	101,609	238,548	113,407	20,756	9,642	143,805
Less: Capitalized interest	(7,950)	(1,248)	(1,137)	(10,335)	(4,179)	(1,089)	(211)	(5,479)
Accruals (3)	2,303	—	(4,290)	(1,987)	(1,963)	—	1,778	(185)
Cash disbursed for construction in progress	126,297	3,747	96,182	226,226	107,265	19,667	11,209	138,141
Capital improvements to existing properties	69,783	4,427	17,129	91,339	68,612	8,294	13,323	90,229
Total cash invested in real property, net of cash acquired	$210,509	$89,833	$419,942	$720,284	$628,490	$28,128	$173,162	$829,780
(1) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests.
(2) Relates to the acquisition of assets recognized as investments in unconsolidated entities.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in connection with the lease termination, during the three months ended June 30, 2022, we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income from the derecognition of the right of use asset and related lease liability.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Development projects:
Seniors Housing Operating	$26,712	$73,458
Outpatient Medical	9,351	—
Total development projects	36,063	73,458
Expansion projects	17,245	—
Total construction in progress conversions	$53,308	$73,458

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2023	December 31, 2022
Assets:
In place lease intangibles	$1,846,945	$1,817,580
Above market tenant leases	66,354	57,203
Lease commissions	77,531	70,675
Gross historical cost	1,990,830	1,945,458
Accumulated amortization	(1,543,457)	(1,484,048)
Net book value	$447,373	$461,410

Liabilities:
Below market tenant leases	$82,084	$77,985
Accumulated amortization	(54,872)	(52,701)
Net book value	$27,212	$25,284
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Rental income related to (above)/below market tenant leases, net	$45	$385
Amortization related to in place lease intangibles and lease commissions	(56,151)	(47,994)
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At March 31, 2023, five Seniors Housing Operating properties, seven Triple-net properties and one Outpatient Medical property with an aggregate real estate balance of $215,583,000 were classified as held for sale. In addition to the real property balances, lease liabilities of $66,530,000 and net other assets and (liabilities) of $6,095,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties are approximately $292,623,000.
During the three months ended March 31, 2023, we recorded $12,629,000 of impairment charges related to three Seniors Housing Operating properties classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell and one Seniors Housing Operating property classified as held for use for which the carrying value exceeded the estimated fair value. We did not record any impairment charges during the three months ended March 31, 2022.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Real estate dispositions:
Seniors Housing Operating	$18,572	$—
Triple-net	2,028	52,661
Total dispositions	20,600	52,661
Gain (loss) on real estate dispositions, net	747	22,934
Net other assets/(liabilities) disposed	311	(2,027)
Proceeds from real estate dispositions	$21,658	$73,568
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of March 31, 2023 of $(11,733,000) and $1,337,000 for the three month periods ended March 31, 2023 and 2022, respectively.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Three Months Ended
	Classification	March 31, 2023	March 31, 2022
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$5,520	$5,816
Non-real estate investment lease expense	General and administrative expenses	1,863	978
Finance lease cost:
Amortization of leased assets	Property operating expenses	2,284	1,156
Interest on lease liabilities	Interest expense	1,427	1,618
Sublease income	Rental income	(2,950)	(2,715)
Total		$8,144	$6,853
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	March 31, 2023	December 31, 2022
Right of use assets:
Operating leases - real estate	Right of use assets, net	$287,275	$287,984
Finance leases - real estate	Right of use assets, net	35,621	35,958
Real estate right of use assets, net		322,896	323,942
Operating leases - non-real estate investments	Receivables and other assets	9,281	10,119
Finance leases - held for sale (1)	Real property held for sale, net of accumulated depreciation	115,359	116,453
Total right of use assets, net		$447,536	$450,514

Lease liabilities:
Operating leases		$301,915	$302,360
Financing leases		113,254	113,464
Total		$415,169	$415,824

(1) At March 31, 2023, finance leases at seven properties were classified as held for sale.
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
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" (ASC 842), typically include some form of operating expense reimbursement by the tenant. For the three months ended March 31, 2023, we recognized $384,059,000 of rental income related to operating leases, of which $53,794,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the three months ended March 31, 2022, we recognized $356,390,000 of rental income related to operating leases, of which $48,074,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $108,915,000 and $94,827,000 for the three months ended March 31, 2023 and 2022, respectively.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $24,556,000 and $22,878,000 as of March 31, 2023 and December 31, 2022, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	March 31, 2023	December 31, 2022
Mortgage loans	$728,796	$707,464
Other real estate loans	238,400	195,566
Allowance for credit losses on real estate loans receivable	(13,040)	(12,186)
Real estate loans receivable, net of credit allowance	954,156	890,844
Non-real estate loans	468,791	441,231
Allowance for credit losses on non-real estate loans receivable	(171,278)	(152,063)
Non-real estate loans receivable, net of credit allowance	297,513	289,168
Total loans receivable, net of credit allowance	$1,251,669	$1,180,012
The following is a summary of our loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Advances on loans receivable	$54,831	$39,201
Less: Receipts on loans receivable	15,592	89,207
Net cash advances (receipts) on loans receivable	$39,239	$(50,006)
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
A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans we identified as having deteriorated credit quality, we determine the amount of credit loss on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual are deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, we will return these loans to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance. No interest was recognized on deteriorated loans for the periods presented.
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	March 31, 2023
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2023	$193,918	$(167,515)	$26,403	4
Collective loan pool	2007 - 2018	211,004	(2,866)	208,138	12
Collective loan pool	2019	23,333	(317)	23,016	4
Collective loan pool	2020	43,067	(585)	42,482	6
Collective loan pool	2021	777,173	(10,493)	766,680	18
Collective loan pool	2022	135,004	(1,833)	133,171	29
Collective loan pool	2023	52,488	(709)	51,779	3
Total loans		$1,435,987	$(184,318)	$1,251,669	76

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Balance at beginning of period	$164,249	$166,785
Provision for loan losses, net	777	(804)
Purchased deteriorated loan	19,077	—
Foreign currency translation	215	(288)
Balance at end of period	$184,318	$165,693
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

	Percentage Ownership (1)	March 31, 2023	December 31, 2022
Seniors Housing Operating	10% to 65%	$1,232,487	$1,171,307
Triple-net	10% to 88%	138,852	111,812
Outpatient Medical	15% to 50%	225,074	216,671
Total		$1,596,413	$1,499,790
(1) As of March 31, 2023 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At March 31, 2023, the aggregate unamortized basis difference of our joint venture investments of $143,616,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 22 properties as of March 31, 2023 for the development and construction of certain properties which are classified as in substance real estate investments and have a carrying value of $713,342,000. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $140,641,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2023, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Integra Healthcare Properties	147	$53,885	9%
Sunrise Senior Living	109	36,885	6%
Cogir Management Corporation	48	21,911	4%
StoryPoint Senior Living	74	21,769	4%
HC-One Group (3)	1	20,389	3%
Remaining portfolio	1,406	448,137	74%
Totals	1,785	$602,976	100%
(1) Integra Healthcare Properties and HC-One Group are in our Triple-net segment. Sunrise Senior Living and Cogir Management Corporation are in our Seniors Housing Operating segment. StoryPoint Senior Living operates assets in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 30% of total NOI for the year ended December 31, 2022.
(3) In addition to the one property, HC-One Group is the borrower on a £520,854,000 loan as of March 31, 2023, which is included in NOI.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Borrowings Under Credit Facilities and Commercial Paper Program
At March 31, 2023, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at March 31, 2023) and a $3,000,000,000 tranche that matures on June 4, 2025 (none outstanding at March 31, 2023). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2023). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR rate at March 31, 2023. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at March 31, 2023.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at March 31, 2023).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Balance outstanding at quarter end	$—	$300,000
Maximum amount outstanding at any month end	$205,000	$995,660
Average amount outstanding (total of daily principal balances divided by days in period)	$65,833	$961,463
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	5.05%	0.53%

11. Senior Unsecured Notes and Secured Debt
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. At March 31, 2023, the annual principal payments due on these debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2,3)	Secured Debt (1,4)	Totals
2023	$—	$550,304	$550,304
2024	1,350,000	376,620	1,726,620
2025	1,260,000	287,203	1,547,203
2026	700,000	139,870	839,870
2027 (5, 6)	1,906,654	186,449	2,093,103
Thereafter (7, 8)	7,398,745	966,362	8,365,107
Totals	$12,615,399	$2,506,808	$15,122,207
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
(4) Annual interest rates range from 1.25% to 7.75%. Gross real property value of the properties securing the debt totaled $5,800,377,000 at March 31, 2023.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(5) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $184,843,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2023). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (5.78% at March 31, 2023) and Canadian Dealer Offered Rate plus 0.85% (5.79% at March 31, 2023), respectively.
(6) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $221,811,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2023).
(7) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $680,295,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2023).
(8) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $618,450,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2023).
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
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2023		March 31, 2022
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$12,584,529	4.06%	$11,707,961	3.67%
Debt issued	—	—%	550,000	3.85%
Foreign currency	30,870	4.65%	(26,366)	4.14%
Ending balance	$12,615,399	4.06%	$12,231,595	3.69%
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2023		March 31, 2022
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,129,954	4.33%	$2,202,312	3.03%
Debt issued	362,900	4.97%	5,385	3.08%
Debt assumed	53,223	3.62%	—	—%
Debt extinguished	(24,631)	4.53%	(100,821)	4.21%
Principal payments	(14,942)	3.91%	(15,968)	3.19%
Foreign currency	304	4.39%	24,733	2.73%
Ending balance	$2,506,808	4.55%	$2,115,641	3.02%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2023, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March senior note issuance. The carrying amount of the notes, exclusive of the hedge, is $545,504,000. The fair value of the swap as of March 31, 2023 was ($40,829,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into earnings over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately recognized in the Consolidated Statements of Comprehensive Income. Approximately $2,562,000 of losses, which are included in other comprehensive income ("OCI"), are expected to be reclassified into earnings in the next 12 months.
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
During the three months ended March 31, 2023 and 2022, we settled certain net investment hedges generating cash proceeds of $1,994,000 and $10,169,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,075,000	$1,075,000
Denominated in Pound Sterling	£1,890,708	£1,890,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$375,000	$25,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S Dollars	$550,000	$550,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At March 31, 2023 the maximum maturity date was March 31, 2024.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended March 31,
Description	Location	2023	2022
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$4,619	$5,984
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(254)	$(693)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments	$(885)	$(2,423)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(69,738)	$51,940
13. Commitments and Contingencies
At March 31, 2023, we had 22 outstanding letter of credit obligations totaling $51,447,000 and expiring between 2023 and 2024. At March 31, 2023, we had outstanding construction in progress of $1,121,446,000 and committed to providing additional funds of approximately $2,057,726,000 to complete construction. Additionally, at March 31, 2023, we had outstanding investments classified as in substance real estate of $713,342,000 and committed to provide additional funds of $140,641,000 (see Note 8 for additional information). Purchase obligations also include $38,729,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2023	December 31, 2022
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	498,095,420	492,283,488
Outstanding shares	496,294,516	490,508,937

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Common Stock In April 2022, we entered into an amended and restated equity distribution agreement whereby we can offer and sell up to $3,000,000,000 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements (none outstanding at March 31, 2023). As of March 31, 2023, we had $737,046,000 of remaining capacity under the ATM Program.
The following is a summary of our common stock issuances during the three months ended March 31, 2023 and 2022 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2022 Option exercises	299	$66.89	$20	$20
2022 ATM Program issuances	6,605,191	84.60	558,790	549,326
2022 Stock incentive plans, net of forfeitures	103,079		—	—
2022 Totals	6,708,569		$558,810	$549,346

2023 ATM Program issuances	5,603,161	$73.74	$413,157	$411,032
2023 Redemption of OP Units and DownREIT Units	271,997		—	—
2023 Stock incentive plans, net of forfeitures	(89,579)		—	—
2023 Totals	5,785,579		$413,157	$411,032
Dividends The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2023		March 31, 2022
	Per Share	Amount	Per Share	Amount
Common stock	$0.61	$301,829	$0.61	$273,668
Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Foreign currency translation	$(1,037,431)	$(1,115,317)
Derivative and financial instruments designated as hedges	925,872	995,610
Total accumulated other comprehensive income (loss)	$(111,559)	$(119,707)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock or units to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 will be issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $9,456,000 and $7,445,000 for the three months ended March 31, 2023 and 2022, respectively.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$25,673	$61,925

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	(10)	(145)
Numerator for diluted earnings per share	$25,663	$61,780

Denominator for basic earnings per share - weighted average shares	492,061	447,379
Effect of dilutive securities:
Employee stock options	4	31
Non-vested restricted shares and units	613	974
OP Units and DownREIT Units	1,786	1,396
Employee stock purchase program	30	22
Dilutive potential common shares	2,433	2,423
Denominator for diluted earnings per share - adjusted weighted average shares	494,494	449,802

Basic earnings per share	$0.05	$0.14
Diluted earnings per share	$0.05	$0.14
As of March 31, 2022, outstanding forward sales agreements for the sale of 14,297,958 shares were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period. There were no outstanding forward sales agreements as of March 31, 2023.
17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information. The three levels are defined below:
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
Senior Unsecured Notes — The fair value of the senior unsecured notes payable is estimated based on Level 1 publicly available trading prices. The carrying amount of the variable rate senior unsecured notes approximates fair value because they are interest rate adjustable.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$718,961	$759,712	$697,906	$739,159
Other real estate loans receivable	235,195	235,573	192,938	190,977
Equity securities	66	66	111	111
Cash and cash equivalents	571,902	571,902	631,681	631,681
Restricted cash	66,894	66,894	90,611	90,611
Non-real estate loans receivable	297,513	285,404	289,168	277,601
Foreign currency forward contracts, interest rate swaps and cross currency swaps	148,206	148,206	191,357	191,357
Equity warrants	30,269	30,269	30,436	30,436

Financial liabilities:
Senior unsecured notes	$12,486,229	$11,629,220	$12,437,273	$11,381,873
Secured debt	2,474,837	2,451,673	2,110,815	2,054,889
Foreign currency forward contracts, interest rate swaps and cross currency swaps	40,829	40,829	55,727	55,727

Redeemable DownREIT Unitholder interests	$61,957	$61,957	$75,355	$75,355
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

	Fair Value Measurements as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Equity securities	$66	$66	$—	$—
Equity warrants	30,269	—	—	30,269
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	107,377	—	107,377	—
Totals	$137,712	$66	$107,377	$30,269
(1) Please see Note 12 for additional information.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning balance	$30,436	$41,909
Mark-to-market adjustment	(885)	(2,425)
Foreign currency	718	(1,068)
Ending balance	$30,269	$38,416
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. All inter-segment transactions are eliminated.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended March 31, 2023:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,131,685	$—	$—	$—	$1,131,685
Rental income	—	202,419	181,640	—	384,059
Interest income	2,551	33,763	91	—	36,405
Other income	2,445	1,883	3,100	1,152	8,580
Total revenues	1,136,681	238,065	184,831	1,152	1,560,729

Property operating expenses	883,784	11,723	58,365	3,881	957,753
Consolidated net operating income (loss)	252,897	226,342	126,466	(2,729)	602,976

Depreciation and amortization	220,407	54,528	64,177	—	339,112
Interest expense	11,487	(15)	4,104	128,827	144,403
General and administrative expenses	—	—	—	44,371	44,371
Loss (gain) on derivatives and financial instruments, net	—	930	—	—	930
Loss (gain) on extinguishment of debt, net	—	—	5	—	5
Provision for loan losses, net	(73)	850	—	—	777
Impairment of assets	12,629	—	—	—	12,629
Other expenses	17,579	2,467	547	2,152	22,745
Income (loss) from continuing operations before income taxes and other items	(9,132)	167,582	57,633	(178,079)	38,004
Income tax (expense) benefit	—	—	—	(3,045)	(3,045)
Income (loss) from unconsolidated entities	(15,589)	8,432	86	—	(7,071)
Gain (loss) on real estate dispositions, net	833	520	(606)	—	747
Income (loss) from continuing operations	(23,888)	176,534	57,113	(181,124)	28,635
Net income (loss)	$(23,888)	$176,534	$57,113	$(181,124)	$28,635

Total assets	$22,201,219	$8,776,956	$7,007,092	$508,622	$38,493,889

Three Months Ended March 31, 2022:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$994,335	$—	$—	$—	$994,335
Rental income	—	196,001	160,389	—	356,390
Interest income	1,417	37,506	71	—	38,994
Other income	860	1,656	2,863	606	5,985
Total revenues	996,612	235,163	163,323	606	1,395,704

Property operating expenses	789,928	11,211	49,915	2,615	853,669
Consolidated net operating income (loss)	206,684	223,952	113,408	(2,009)	542,035

Depreciation and amortization	192,793	53,504	57,791	—	304,088
Interest expense	7,650	314	4,567	109,165	121,696
General and administrative expenses	—	—	—	37,706	37,706
Loss (gain) on derivatives and financial instruments, net	—	2,578	—	—	2,578
Loss (gain) on extinguishment of debt, net	(15)	—	3	—	(12)
Provision for loan losses, net	267	(1,065)	(6)	—	(804)
Other expenses	8,191	11,044	789	6,045	26,069
Income (loss) from continuing operations before income taxes and other items	(2,202)	157,577	50,264	(154,925)	50,714
Income tax (expense) benefit	—	—	—	(5,013)	(5,013)
Income (loss) from unconsolidated entities	(17,782)	15,543	(645)	—	(2,884)
Gain (loss) on real estate dispositions, net	2,701	20,449	(216)	—	22,934
Income (loss) from continuing operations	(17,283)	193,569	49,403	(159,938)	65,751
Net income (loss)	$(17,283)	$193,569	$49,403	$(159,938)	$65,751

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2023		March 31, 2022
Revenues:	Amount	%	Amount	%
United States	$1,296,022	83.0%	$1,139,016	81.6%
United Kingdom	147,876	9.5%	144,491	10.4%
Canada	116,831	7.5%	112,197	8.0%
Total	$1,560,729	100.0%	$1,395,704	100.0%

	Three Months Ended
	March 31, 2023		March 31, 2022
Resident Fees and Services:	Amount	%	Amount	%
United States	$908,944	80.4%	$784,097	78.8%
United Kingdom	109,012	9.6%	101,090	10.2%
Canada	113,729	10.0%	109,148	11.0%
Total	$1,131,685	100.0%	$994,335	100.0%

	As of
	March 31, 2023		December 31, 2022
Assets:	Amount	%	Amount	%
United States	$32,325,218	84.0%	$31,740,907	83.8%
United Kingdom	3,518,034	9.1%	3,476,793	9.2%
Canada	2,650,637	6.9%	2,675,533	7.0%
Total	$38,493,889	100.0%	$37,893,233	100.0%
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the three months ended March 31, 2023 and 2022, was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014 we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
20. Variable Interest Entities
We have entered into joint ventures and have certain subsidiaries that are wholly owned by consolidated joint ventures and own certain seniors housing and outpatient medical assets which are deemed to be VIEs. We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the entities and the rights to receive residual returns or the obligation to absorb losses arising from the entities. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties. Accordingly, such entities have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Net real estate investments	$1,492,518	$1,499,078
Cash and cash equivalents	11,577	15,582
Receivables and other assets	32,582	9,949
Total assets (1)	$1,536,677	$1,524,609

Liabilities and equity:
Secured debt	$155,678	$155,992
Lease liabilities	1,329	1,329
Accrued expenses and other liabilities	39,119	28,417
Total equity	1,340,551	1,338,871
Total liabilities and equity	$1,536,677	$1,524,609
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Consolidated Financial Statements and related Notes thereto included in Item 1 of this report. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2022, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Executive Summary
Company Overview
Welltower Inc. (NYSE:WELL), a real estate investment trust ("REIT") and S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. Welltower invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall health care experience. Welltower owns interests in properties concentrated in major, high-growth markets in the United States ("U.S."), Canada and the United Kingdom ("U.K."), consisting of seniors housing and post-acute communities and outpatient medical properties.
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.721% as of March 31, 2023. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended March 31, 2023 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$252,897	41.7%	854
Triple-net	226,342	37.4%	575
Outpatient Medical	126,466	20.9%	356
Totals	$605,705	100.0%	1,785

(1) Represents consolidated NOI and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. See "Non-GAAP Financial Measures" below for additional information and reconciliation.

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
Substantially all of our revenues are derived from operating lease rentals, resident fees and services and interest earned on outstanding loans receivable. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our obligors/partners experience operating difficulties and become unable to generate sufficient cash to make payments or operating distributions to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. Additionally, the extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants in the future is uncertain and cannot be predicted with confidence.

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
For the three months ended March 31, 2023, resident fees and services and rental income represented 73% and 25%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At March 31, 2023, we had $571,902,000 of cash and cash equivalents, $66,894,000 of restricted cash and $4,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the three months ended March 31, 2023:
•During the three months ended March 31, 2023, we, sold 5,603,161 shares of common stock under our ATM Program generating gross proceeds of approximately $413,157,000.
•During the three months ended March 31, 2023, we issued $362,900,000 of secured debt at a blended average interest rate of 4.97% and assumed $53,223,000 of secured debt at a blended average interest rate of 3.62%. We extinguished $24,631,000 of secured debt at a blended average interest rate of 4.53%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2023 (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	2	$19,816	7.5%
Triple-net	8	81,659	3.6%
Outpatient Medical	29	356,250	6.9%
Totals	39	$457,725	6.9%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the three months ended March 31, 2023 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating	1	$19,054	$18,572	—%
Triple-net	1	2,604	2,028	—%
Totals	2	$21,658	$20,600	—%

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
Dividends Our Board of Directors declared a cash dividend for the quarter ended March 31, 2023 of $0.61 per share. On May 23, 2023, we will pay our 208th consecutive quarterly cash dividend to stockholders of record on May 16, 2023.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Net income (loss)	$28,635	$1,798	$(2,653)	$95,672	$65,751
NICS	25,673	(3,728)	(6,767)	89,785	61,925
FFO	386,062	357,985	362,863	409,589	347,635
NOI	602,976	579,693	561,664	618,453	542,035
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Net debt to book capitalization ratio	40%	39%	42%	43%	43%
Net debt to undepreciated book capitalization ratio	32%	32%	34%	35%	35%
Net debt to market capitalization ratio	28%	30%	32%	27%	24%

Interest coverage ratio	3.44x	3.29x	3.48x	4.21x	4.03x
Fixed charge coverage ratio	3.13x	3.01x	3.18x	3.78x	3.57x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Property mix:(1)
Seniors Housing Operating	42%	40%	41%	45%	38%
Triple-net	37%	38%	38%	36%	41%
Outpatient Medical	21%	22%	21%	19%	21%

Relationship mix: (1)
Integra Healthcare Properties(2)	9%	1%	—%	—%	—%
Sunrise Senior Living	6%	7%	7%	8%	6%
Cogir Management Corporation	4%	4%	4%	3%	2%
StoryPoint Senior Living	4%	3%	4%	3%	4%
HC-One Group	3%	3%	4%	4%	4%
Remaining relationships	74%	82%	81%	82%	84%

Geographic mix:(1)
California	13%	14%	13%	15%	13%
United Kingdom	10%	9%	10%	9%	11%
Texas	8%	8%	8%	7%	8%
Pennsylvania	6%	5%	5%	4%	5%
Canada	6%	6%	6%	5%	5%
Remaining geographic areas	57%	58%	58%	60%	58%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) In December 2022, we transitioned 147 skilled nursing facilities previously leased to ProMedica, to master leases with Integra Healthcare Properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2023 (dollars in thousands):

	Expiration Year (1)
	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	Thereafter
Triple-net:
Properties	2	4	15	49	1	4	4	34	5	88	347
Base rent (2)	$2,159	$13,088	$7,083	$45,392	$1,182	$5,246	$4,091	$69,215	$10,701	$65,614	$401,905
% of base rent	0.3%	2.1%	1.1%	7.3%	0.2%	0.8%	0.7%	11.1%	1.7%	10.5%	64.2%
Units/beds	270	692	451	3,404	80	440	219	3,669	423	4,314	37,490
% of Units/beds	0.5%	1.3%	0.9%	6.6%	0.2%	0.9%	0.4%	7.1%	0.8%	8.4%	72.9%

Outpatient Medical:
Square feet	1,902,520	1,982,088	1,403,780	1,576,623	1,461,893	1,190,865	1,111,637	1,297,190	1,628,893	1,241,483	3,854,522
Base rent (2)	$53,714	$60,111	$41,175	$42,708	$40,941	$32,221	$31,244	$34,996	$44,430	$37,110	$107,250
% of base rent	10.2%	11.4%	7.8%	8.1%	7.8%	6.1%	5.9%	6.7%	8.4%	7.1%	20.5%
Leases	415	346	259	239	218	180	105	96	65	131	466
% of Leases	16.5%	13.7%	10.3%	9.5%	8.7%	7.1%	4.2%	3.8%	2.6%	5.2%	18.4%

(1) Excludes our share of investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	$	%
Cash, cash equivalents and restricted cash at beginning of period	$722,292	$346,755	$375,537	108%
Cash provided from (used in) operating activities	376,058	324,520	51,538	16%
Cash provided from (used in) investing activities	(932,837)	(808,547)	(124,290)	(15)%
Cash provided from (used in) financing activities	470,470	505,105	(34,635)	(7)%
Effect of foreign currency translation	2,813	(790)	3,603	456%
Cash, cash equivalents and restricted cash at end of period	$638,796	$367,043	$271,753	74%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2023 and 2022, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	$	%
New development	$226,226	$138,141	$88,085	64%
Recurring capital expenditures, tenant improvements and lease commissions	36,914	32,835	4,079	12%
Renovations, redevelopments and other capital improvements	54,425	57,394	(2,969)	(5)%
Total	$317,565	$228,370	$89,195	39%
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
In March 2022, we completed the issuance of $550,000,000 senior unsecured notes with a maturity date of June 2032. In April 2022, we closed on an amended $5,200,000,000 unsecured credit facility, increasing our term loan capacity by $500,000,000. During the three months ended March 31, 2023, we issued $362,900,000 of secured debt at a blended average interest rate of 4.97% and assumed $53,223,000 of secured debt at a blended average interest rate of 3.62%. As of March 31, 2023, we have total near-term available liquidity of approximately $4.6 billion.
Off-Balance Sheet Arrangements
At March 31, 2023, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 88%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At March 31, 2023, we had 22 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of March 31, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$9,900,000	$—	$2,600,000	$1,200,000	$6,100,000
Canadian Dollar senior unsecured notes (2)	221,811	—	—	221,811	—
Pounds Sterling senior unsecured notes (2)	1,298,745	—	—	—	1,298,745
U.S. Dollar term credit facility	1,010,000	—	10,000	1,000,000	—
Canadian Dollar term credit facility (2)	184,843	—	—	184,843	—
Secured debt: (1,2)
Consolidated	2,506,808	550,304	663,823	326,319	966,362
Unconsolidated	1,318,901	235,171	700,068	185,821	197,841
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,918,263	482,474	914,524	717,563	1,803,702
Consolidated secured debt (2)	518,918	80,378	155,596	110,274	172,670
Unconsolidated secured debt (2)	170,369	40,821	60,850	22,842	45,856
Financing lease liabilities (4)	206,650	70,014	5,632	3,606	127,398
Operating lease liabilities (4)	959,766	15,277	35,707	31,403	877,379
Purchase obligations (5)	2,252,308	1,228,576	955,820	67,912	—
Total contractual obligations	$24,467,382	$2,703,015	$6,102,020	$4,072,394	$11,589,953

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
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2023, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower to replace Old Welltower’s existing “universal” shelf registration statement filed with the SEC on May 4, 2021. On April 1, 2022, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock to replace Old Welltower’s existing DRIP registration statement on Form S-3 filed with the SEC on May 4, 2021. As of April 28, 2023, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On April 4, 2022, Welltower and Welltower OP entered into (i) a second amended and restated equity distribution agreement (the “EDA”) with (i) Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $3,000,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”), amending and restating the ATM Program entered into on July 30, 2021 to, among other amendments, increase the total amount of shares of common stock that may be offered and sold under the ATM Program from $2,500,000,000 to $3,000,000,000, which amount excludes shares Old Welltower had previously sold pursuant to the prior program. The ATM Program also allows Welltower to enter into forward sale agreements. As of April 28, 2023, we had $682,342,278 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the new “universal” shelf registration statement, Welltower also filed with the SEC two prospectus supplements that will continue offerings that were previously covered by Old Welltower's prospectus supplements and the accompanying prospectus to the prior registration statement relating to: (i) the registration of up to 620,731 shares of common stock of Welltower (the “DownREIT Shares”), that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT Units”) of HCN G&L DownREIT, LLC, a Delaware limited liability company (the “DownREIT”), tender such DownREIT Units for redemption by the DownREIT, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of Welltower (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT and to satisfy all or a portion of the redemption consideration by issuing DownREIT Shares to the holders instead of or in addition to paying a cash amount; and (ii) the registration of up to 475,327 shares of common stock of Welltower Inc. (the “DownREIT II Shares”), that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT II Units,” and collectively with the DownREIT Units, the “Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT II”), tender such DownREIT II Units for redemption by the DownREIT II, and the Managing Member, or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount. On July 22, 2022, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 300,026 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the "OP Units") of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our Consolidated Financial Statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.721% owned by Welltower as of March 31, 2023. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. The Company has adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent and interest income. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI"), and other supplemental measures include Funds From Operations ("FFO") and EBITDA, which are further discussed below. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations. The following is a summary of our results of operations (dollars in thousands, except per share amounts):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Change
	March 31,		March 31,
	2023		2022		Amount		%
Net income (loss)	$28,635		$65,751		$(37,116)		(56)%
NICS	25,673		61,925		(36,252)		(59)%
FFO	386,062		347,635		38,427		11%
EBITDA	515,195		496,548		18,647		4%
NOI	602,976		542,035		60,941		11%
SSNOI	439,449		402,216		37,233		9%
Per share data (fully diluted):
NICS	$0.05		$0.14		$(0.09)		(64)%
FFO	$0.78		$0.77		$0.01		1%

Interest coverage ratio	3.44	x	4.03	x	(0.59)	x	(15)%
Fixed charge coverage ratio	3.13	x	3.57	x	(0.44)	x	(12)%
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2023	2022	$	%
Revenues:
Resident fees and services	$1,131,685	$994,335	$137,350	14%
Interest income	2,551	1,417	1,134	80%
Other income	2,445	860	1,585	184%
Total revenues	1,136,681	996,612	140,069	14%
Property operating expenses	883,784	789,928	93,856	12%
NOI (1)	252,897	206,684	46,213	22%
Other expenses:
Depreciation and amortization	220,407	192,793	27,614	14%
Interest expense	11,487	7,650	3,837	50%
Loss (gain) on extinguishment of debt, net	—	(15)	15	100%
Provision for loan losses, net	(73)	267	(340)	(127)%
Impairment of assets	12,629	—	12,629	n/a
Other expenses	17,579	8,191	9,388	115%
	262,029	208,886	53,143	25%
Income (loss) from continuing operations before income taxes and other items	(9,132)	(2,202)	(6,930)	(315)%
Income (loss) from unconsolidated entities	(15,589)	(17,782)	2,193	12%
Gain (loss) on real estate dispositions, net	833	2,701	(1,868)	(69)%
Income from continuing operations	(23,888)	(17,283)	(6,605)	(38)%
Net income (loss)	(23,888)	(17,283)	(6,605)	(38)%
Less: Net income (loss) attributable to noncontrolling interests	(3,317)	(5,381)	2,064	38%
Net income (loss) attributable to common stockholders	$(20,571)	$(11,902)	$(8,669)	(73)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Resident fees and services and property operating expenses increased for the three month periods ended March 31, 2023 compared to the same period in the prior year primarily due to acquisitions outpacing dispositions during 2022 and year to date 2023. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to increase since the same period in the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2022	76.3%	77.1%	78.0%	78.3%
2023	79.0%
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

	QTD Pool
	Three Months Ended		Change
	March 31, 2023	March 31, 2022	$	%
SSNOI (1)	$211,306	$177,089	$34,217	19.3%
(1) For the QTD Pool, amounts relate to 746 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
During the three months ended March 31, 2023, we recorded impairment charges of $12,252,000 related to three held for sale properties for which the carrying values exceeded the estimated fair value less costs to sell and $377,000 related to one held for use property for which the carrying value exceeded the estimated fair value. No impairment was recorded during the same period in 2022. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
Depreciation and amortization fluctuates as a result of acquisitions, dispositions and transitions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the three months ended March 31, 2023, we completed one conversion representing $26,711,667 or $193,563 per unit. The following is a summary of our Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of March 31, 2023
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2023	9	1,216	$67,110	$272,677
2024	15	2,439	529,421	404,803
2025	2	665	124,569	27,936
TBD(2)	11			106,173
Total	37			$811,589

(1) Properties expected to be converted in phases over multiple years are reflected in the last expected year.
(2) Represents projects for which a final budget or expected conversion date are not yet known.
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

	Three Months Ended
	March 31, 2023		March 31, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$1,701,939	4.32%	$1,599,522	2.81%
Debt transferred	—	—%	32,478	4.79%
Debt issued	362,900	4.97%	5,385	3.08%
Debt assumed	6,482	4.21%	—	—%
Debt extinguished	—	—%	(94,647)	4.21%
Principal payments	(13,007)	3.86%	(12,998)	2.92%
Foreign currency	304	4.39%	24,733	2.73%
Ending balance	$2,058,618	4.58%	$1,554,473	2.83%

Monthly averages	$1,822,546	4.44%	$1,606,723	2.84%

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
Triple-net
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2023	2022	$	%
Revenues:
Rental income	$202,419	$196,001	$6,418	3%
Interest income	33,763	37,506	(3,743)	(10)%
Other income	1,883	1,656	227	14%
Total revenues	238,065	235,163	2,902	1%
Property operating expenses	11,723	11,211	512	5%
NOI (1)	226,342	223,952	2,390	1%
Other expenses:
Depreciation and amortization	54,528	53,504	1,024	2%
Interest expense	(15)	314	(329)	(105)%
Loss (gain) on derivatives and financial instruments, net	930	2,578	(1,648)	(64)%
Provision for loan losses, net	850	(1,065)	1,915	180%
Other expenses	2,467	11,044	(8,577)	(78)%
	58,760	66,375	(7,615)	(11)%
Income (loss) from continuing operations before income taxes and other items	167,582	157,577	10,005	6%
Income (loss) from unconsolidated entities	8,432	15,543	(7,111)	(46)%
Gain (loss) on real estate dispositions, net	520	20,449	(19,929)	(97)%
Income from continuing operations	176,534	193,569	(17,035)	(9)%
Net income	176,534	193,569	(17,035)	(9)%
Less: Net income (loss) attributable to noncontrolling interests	5,903	7,065	(1,162)	(16)%
Net income attributable to common stockholders	$170,631	$186,504	$(15,873)	(9)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended March 31, 2023, we had 23 leases with rental rate increases ranging from 0.58% to 43.39% in our Triple-net portfolio.
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31, 2023	March 31, 2022	$	%
SSNOI (1)	$117,716	$116,780	$936	0.8%
(1) For the QTD Pool, amounts relate to 415 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the three months ended March 31, 2023, there were no Triple-net construction projects completed. The following is a summary of our consolidated Triple-net construction projects in process, excluding expansions (dollars in thousands):

As of March 31, 2023
Expected Conversion Year	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2023	1	191	$32,701	$121,441
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

	Three Months Ended
	March 31, 2023		March 31, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$39,179	4.39%	$72,536	4.57%
Debt transferred	—	—%	(32,478)	4.79%
Principal payments	(230)	4.37%	(221)	4.37%
Ending balance	$38,949	4.39%	$39,837	4.39%

Monthly averages	$39,029	4.39%	$39,914	4.39%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The decrease in income from unconsolidated entities is primarily related to the restructure of an unconsolidated joint venture into a consolidated structure. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2023	2022	$	%
Revenues:
Rental income	$181,640	$160,389	$21,251	13%
Interest income	91	71	20	28%
Other income	3,100	2,863	237	8%
Total revenues	184,831	163,323	21,508	13%
Property operating expenses	58,365	49,915	8,450	17%
NOI (1)	126,466	113,408	13,058	12%
Other expenses:
Depreciation and amortization	64,177	57,791	6,386	11%
Interest expense	4,104	4,567	(463)	(10)%
Loss (gain) on extinguishment of debt, net	5	3	2	67%
Provision for loan losses, net	—	(6)	6	100%
Other expenses	547	789	(242)	(31)%
	68,833	63,144	5,689	9%
Income (loss) from continuing operations before income taxes and other items	57,633	50,264	7,369	15%
Income (loss) from unconsolidated entities	86	(645)	731	113%
Gain (loss) on real estate dispositions, net	(606)	(216)	(390)	(181)%
Income from continuing operations	57,113	49,403	7,710	16%
Net income (loss)	57,113	49,403	7,710	16%
Less: Net income (loss) attributable to noncontrolling interests	682	2,142	(1,460)	(68)%
Net income (loss) attributable to common stockholders	$56,431	$47,261	$9,170	19%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2022 and the year to date in 2023. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended March 31, 2023, our consolidated outpatient medical portfolio signed 80,010 square feet of new leases and 539,121 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $32.21 per square foot and tenant improvement and lease commission costs of $13.81 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 9.0%.
The fluctuations in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2022 and year to date in 2023. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31, 2023	March 31, 2022	$	%
SSNOI (1)	$110,423	$108,347	$2,076	1.9%
(1) For the QTD Pool, amounts relate to 371 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
During the three months ended March 31, 2023, we completed one conversion representing $9,351,000 or $555 per square foot. The following is a summary of the consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2023
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2023	3	228,276	$88,881	$39,856
2024	2	211,368	118,010	22,478
TBD(1)	2			36,679
Total	7			$99,013

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31, 2023		March 31, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$388,836	4.38%	$530,254	3.49%
Debt assumed	46,741	3.54%	—	—%
Debt extinguished	(24,631)	4.53%	(6,174)	4.17%
Principal payments	(1,705)	4.27%	(2,749)	4.38%
Ending balance	$409,241	4.43%	$521,331	3.51%

Monthly averages	$409,860	4.41%	$526,392	3.49%
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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,	March 31,
	2023	2022	$	%
Revenues:
Other income	$1,152	$606	$546	90%
Total revenues	1,152	606	546	90%
Property operating expenses	3,881	2,615	1,266	48%
NOI (1)	(2,729)	(2,009)	(720)	(36)%
Expenses:
Interest expense	128,827	109,165	19,662	18%
General and administrative expenses	44,371	37,706	6,665	18%
Other expenses	2,152	6,045	(3,893)	(64)%
	175,350	152,916	22,434	15%
Loss from continuing operations before income taxes and other items	(178,079)	(154,925)	(23,154)	(15)%
Income tax benefit (expense)	(3,045)	(5,013)	1,968	39%
Loss from continuing operations	(181,124)	(159,938)	(21,186)	(13)%
Net loss attributable to common stockholders	$(181,124)	$(159,938)	$(21,186)	(13)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
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

	Three Months Ended		Change
	March 31,	March 31,
	2023	2022	$	%
Senior unsecured notes	$120,814	$101,239	$19,575	19%
Unsecured credit facility and commercial paper program	2,406	2,779	(373)	(13)%
Loan expense	5,607	5,147	460	9%
Totals	$128,827	$109,165	$19,662	18%
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
General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2023 and 2022 were 2.84% and 2.70%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.
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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2023	2022	2022	2022	2022
Net income (loss) attributable to common stockholders	$25,673	$(3,728)	$(6,767)	$89,785	$61,925
Depreciation and amortization	339,112	342,286	353,699	310,295	304,088
Impairment of assets	12,629	13,146	4,356	—	—
Loss (gain) on real estate dispositions, net	(747)	4,423	(1,064)	3,532	(22,934)
Noncontrolling interests	(13,327)	(13,989)	(14,614)	(13,173)	(14,753)
Unconsolidated entities	22,722	15,847	27,253	19,150	19,309
FFO	$386,062	$357,985	$362,863	$409,589	$347,635

Average diluted shares outstanding
For net income (loss) purposes	494,494	483,305	463,366	457,082	449,802
For FFO purposes	494,494	486,419	466,950	457,082	449,802

Per diluted share data:
Net income attributable to common stockholders(1)	$0.05	$(0.01)	$(0.01)	$0.20	$0.14
FFO	$0.78	$0.74	$0.78	$0.90	$0.77

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollar amounts are in thousands.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2023	2022	2022	2022	2022
Net income (loss)	$28,635	$1,798	$(2,653)	$95,672	$65,751
Loss (gain) on real estate dispositions, net	(747)	4,423	(1,064)	3,532	(22,934)
Loss (income) from unconsolidated entities	7,071	4,650	6,698	7,058	2,884
Income tax expense (benefit)	3,045	(4,088)	3,257	3,065	5,013
Other expenses	22,745	24,954	15,481	35,166	26,069
Impairment of assets	12,629	13,146	4,356	—	—
Provision for loan losses, net	777	10,469	490	165	(804)
Loss (gain) on extinguishment of debt, net	5	87	2	603	(12)
Loss (gain) on derivatives and financial instruments, net	930	258	6,905	(1,407)	2,578
General and administrative expenses	44,371	41,319	34,811	36,554	37,706
Depreciation and amortization	339,112	342,286	353,699	310,295	304,088
Interest expense	144,403	140,391	139,682	127,750	121,696
Consolidated net operating income (NOI)	$602,976	$579,693	$561,664	$618,453	$542,035

NOI by segment:
Seniors Housing Operating	$252,897	$234,091	$230,686	$281,911	$206,684
Triple-net	226,342	222,879	217,324	222,869	223,952
Outpatient Medical	126,466	124,421	119,257	115,674	113,408
Non-segment/corporate	(2,729)	(1,698)	(5,603)	(2,001)	(2,009)
Total NOI	$602,976	$579,693	$561,664	$618,453	$542,035

The following is a reconciliation of the properties included in our QTD Pool for SSNOI:

	QTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	854	575	356	1,785
Unconsolidated properties	105	39	79	223
Total properties	959	614	435	2,008
Recent acquisitions/development conversions(1)	(98)	(13)	(44)	(155)
Under development	(41)	—	(6)	(47)
Under redevelopment(2)	(9)	(6)	(4)	(19)
Current held for sale	(5)	(7)	(1)	(13)
Land parcels, loans and subleases	(21)	(8)	(9)	(38)
Transitions(3)	(29)	(163)	—	(192)
Other(4)	(10)	(2)	—	(12)
Same store properties	746	415	371	1,532

(1) Acquisitions and development conversions will enter the QTD Pool five full quarters after acquisition or certificate of occupancy.
(2) Redevelopment properties will enter the QTD Pool five full quarters of operations post redevelopment completion.
(3) Transitioned properties will enter the QTD Pool after five full quarters of operations with the new operator in place or under the new structure.
(4) Represents properties that are either closed or being closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the respective pools. Dollar amounts are in thousands.

	QTD Pool
	Three Months Ended
SSNOI Reconciliations:	March 31, 2023	March 31, 2022

Seniors Housing Operating:
Consolidated NOI	$252,897	$206,684
NOI attributable to unconsolidated investments	12,126	12,751
NOI attributable to noncontrolling interests	(16,260)	(24,392)
NOI attributable to non-same store properties	(35,634)	(12,519)
Non-cash NOI attributable to same store properties	(1,301)	(1,865)
Currency and ownership adjustments (1)	(522)	(3,570)
SSNOI at Welltower Share	211,306	177,089

Triple-net:
Consolidated NOI	226,342	223,952
NOI attributable to unconsolidated investments	9,293	9,955
NOI attributable to noncontrolling interests	(7,608)	(15,338)
NOI attributable to non-same store properties	(95,978)	(91,430)
Non-cash NOI attributable to same store properties	(14,099)	(8,567)
Currency and ownership adjustments (1)	(234)	(1,792)
SSNOI at Welltower Share	117,716	116,780

Outpatient Medical:
Consolidated NOI	126,466	113,408
NOI attributable to unconsolidated investments	4,935	4,830
NOI attributable to noncontrolling interests	(5,188)	(5,240)
NOI attributable to non-same store properties	(11,676)	(1,989)
Non-cash NOI attributable to same store properties	(4,294)	(3,237)
Currency and ownership adjustments (1)	180	575
SSNOI at Welltower Share	110,423	108,347

SSNOI at Welltower Share:
Seniors Housing Operating	211,306	177,089
Triple-net	117,716	116,780
Outpatient Medical	110,423	108,347
Total	$439,445	$402,216

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.37 and to translate U.K. properties at a GBP/USD rate of 1.20.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2023		2022		2022		2022		2022
Net income (loss)	$28,635		$1,798		$(2,653)		$95,672		$65,751
Interest expense	144,403		140,391		139,682		127,750		121,696
Income tax expense (benefit)	3,045		(4,088)		3,257		3,065		5,013
Depreciation and amortization	339,112		342,286		353,699		310,295		304,088
EBITDA	$515,195		$480,387		$493,985		$536,782		$496,548

Interest Coverage Ratio:
Interest expense	$144,403		$140,391		$139,682		$127,750		$121,696
Non-cash interest expense	(5,083)		(4,280)		(6,759)		(6,606)		(4,109)
Capitalized interest	10,335		9,762		8,863		6,387		5,479
Total interest	149,655		145,873		141,786		127,531		123,066
EBITDA	$515,195		$480,387		$493,985		$536,782		$496,548
Interest coverage ratio	3.44	x	3.29	x	3.48	x	4.21	x	4.03	x

Fixed Charge Coverage Ratio:
Total interest	$149,655		$145,873		$141,786		$127,531		$123,066
Secured debt principal payments	14,942		13,989		13,775		14,382		15,968
Total fixed charges	164,597		159,862		155,561		141,913		139,034
EBITDA	$515,195		$480,387		$493,985		$536,782		$496,548
Fixed charge coverage ratio	3.13	x	3.01	x	3.18	x	3.78	x	3.57	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2023		2022		2022		2022		2022
Net income	$123,452		$160,568		$224,964		$417,953		$368,038
Interest expense	552,226		529,519		510,976		493,816		488,407
Income tax expense (benefit)	5,279		7,247		13,386		15,069		9,783
Depreciation and amortization	1,345,392		1,310,368		1,252,583		1,166,638		1,097,228
EBITDA	2,026,349		2,007,702		2,001,909		2,093,476		1,963,456
Loss (income) from unconsolidated entities	25,477		21,290		28,814		37,948		38,866
Stock-based compensation expense	27,709		26,027		22,402		20,766		18,994
Loss (gain) on extinguishment of debt, net	697		680		(497)		(504)		54,505
Loss (gain) on real estate dispositions, net	6,144		(16,043)		(32,139)		(151,029)		(199,229)
Impairment of assets	30,131		17,502		6,713		3,847		27,539
Provision for loan losses, net	11,098		10,320		(188)		(949)		5,083
Loss (gain) on derivatives and financial instruments, net	5,751		8,334		7,246		(7,737)		(6,689)
Other expenses	98,346		101,670		92,199		80,293		56,814
Lease termination and leasehold interest adjustment (1)	(56,397)		(64,854)		(63,454)		(64,094)		(7,697)
Casualty losses, net of recoveries	14,865		10,391		7,802		8,472		5,799
Other impairment (2)	(620)		(620)		(620)		(620)		—
Adjusted EBITDA	$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441

Adjusted Interest Coverage Ratio:
Interest expense	$552,226		$529,519		$510,976		$493,816		$488,407
Capitalized interest	35,347		30,491		26,054		21,860		20,335
Non-cash interest expense	(22,728)		(21,754)		(18,679)		(21,258)		(18,624)
Total interest	564,845		538,256		518,351		494,418		490,118
Adjusted EBITDA	$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441
Adjusted interest coverage ratio	3.88	x	3.94	x	3.99	x	4.09	x	3.99	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$564,845		$538,256		$518,351		$494,418		$490,118
Secured debt principal payments	57,088		58,114		61,002		64,267		65,600
Total fixed charges	621,933		596,370		579,353		558,685		555,718
Adjusted EBITDA	$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441
Adjusted fixed charge coverage ratio	3.52	x	3.56	x	3.57	x	3.62	x	3.52	x

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

(2) Represents changes in the reserve for straight-line rent receivable balances relating to leases placed on cash recognition.

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

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$654,715	$354,000	$299,968
Long-term debt obligations (1)	15,074,320	14,661,552	14,555,643	14,790,432	14,352,529
Cash and cash equivalents and restricted cash	(638,796)	(722,292)	(425,184)	(442,251)	(367,043)
Total net debt	14,435,524	13,939,260	14,785,174	14,702,181	14,285,454
Total equity and noncontrolling interests(2)	21,596,155	21,393,996	20,457,650	19,873,913	19,178,026
Book capitalization	$36,031,679	$35,333,256	$35,242,824	$34,576,094	$33,463,480
Net debt to book capitalization ratio	40%	39%	42%	43%	43%

Undepreciated book capitalization:
Total net debt	$14,435,524	$13,939,260	$14,785,174	$14,702,181	$14,285,454
Accumulated depreciation and amortization	8,417,151	8,075,733	7,687,077	7,437,779	7,215,622
Total equity and noncontrolling interests(2)	21,596,155	21,393,996	20,457,650	19,873,913	19,178,026
Undepreciated book capitalization	$44,448,830	$43,408,989	$42,929,901	$42,013,873	$40,679,102
Net debt to undepreciated book capitalization ratio	32%	32%	34%	35%	35%

Market capitalization:
Common shares outstanding	496,295	490,509	472,517	463,369	453,948
Period end share price	$71.69	$65.55	$64.32	$82.35	$96.14
Common equity market capitalization	$35,579,389	$32,152,865	$30,392,293	$38,158,437	$43,642,561
Total net debt	14,435,524	13,939,260	14,785,174	14,702,181	14,285,454
Noncontrolling interests(2)	1,148,000	1,099,182	1,288,343	1,317,733	1,282,450
Market capitalization	$51,162,913	$47,191,307	$46,465,810	$54,178,351	$59,210,465
Net debt to market capitalization ratio	28%	30%	32%	27%	24%

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
Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “pro forma,” “estimate” or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower’s actual results to differ materially from Welltower’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the impact of the COVID-19 pandemic; the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters and other acts of God affecting Welltower’s properties; Welltower’s ability to re-lease space at similar rates as vacancies occur; Welltower’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower’s properties; changes in rules or practices governing Welltower’s financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower’s ability to maintain its qualification as a REIT; key management personnel recruitment and retention; and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, Welltower undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	March 31, 2023		December 31, 2022
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$11,220,556	$(493,154)	$10,839,782	$(488,159)
Secured debt	1,813,095	(63,568)	1,448,567	(36,654)
Totals	$13,033,651	$(556,722)	$12,288,349	$(524,813)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At March 31, 2023, we had $2,088,556,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $20,886,000. At December 31, 2022, we had $2,426,134,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $24,261,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2023, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $7,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2023		December 31, 2022
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$146,527	$14,694	$190,418	$14,238
Debt designated as hedges	1,483,588	14,836	1,452,832	14,528
Totals	$1,630,115	$29,530	$1,643,250	$28,766
For additional information regarding fair values of financial instruments, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and Notes 12 and 17 to our unaudited consolidated financial statements.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. No changes in our internal control over financial reporting occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2023, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the first quarter ended March 31, 2023 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2023 through January 31, 2023	16,646	$71.15	—	$3,000,000,000
February 1, 2023 through February 28, 2023	7,369	76.17	—	3,000,000,000
March 1, 2023 through March 31, 2023	2,338	76.17	—	3,000,000,000
Totals	26,353	$73.00	—	$3,000,000,000
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended March 31, 2023.
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Welltower Inc. 2023 to 2025 Long-Term Incentive Program.*
10.2	Form of Welltower Inc. 2023-2025 LTIP Form Award Agreement.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	May 3, 2023	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2023	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)