Form 10-Q
period 2023-06-30
WELLTOWER INC.
filed 2023-08-01
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of July 28, 2023, Welltower Inc. had 518,729,078 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2023 (Unaudited)	December 31, 2022 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$4,262,745	$4,249,834
Buildings and improvements	34,127,012	33,651,336
Acquired lease intangibles	1,950,349	1,945,458
Real property held for sale, net of accumulated depreciation	404,071	133,058
Construction in progress	1,108,773	1,021,080
Less accumulated depreciation and amortization	(8,599,622)	(8,075,733)
Net real property owned	33,253,328	32,925,033
Right of use assets, net	322,316	323,942
Real estate loans receivable, net of credit allowance	965,509	890,844
Net real estate investments	34,541,153	34,139,819
Other assets:
Investments in unconsolidated entities	1,650,133	1,499,790
Goodwill	68,321	68,321
Cash and cash equivalents	2,203,788	631,681
Restricted cash	95,281	90,611
Straight-line rent receivable	389,381	322,173
Receivables and other assets	1,116,078	1,140,838
Total other assets	5,522,982	3,753,414
Total assets	$40,064,135	$37,893,233

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	13,530,788	12,437,273
Secured debt	2,460,349	2,110,815
Lease liabilities	348,770	415,824
Accrued expenses and other liabilities	1,531,114	1,535,325
Total liabilities	17,871,021	16,499,237
Redeemable noncontrolling interests	369,191	384,443
Equity:
Common stock	509,805	491,919
Capital in excess of par value	28,085,297	26,742,750
Treasury stock	(112,032)	(111,001)
Cumulative net income	8,933,663	8,804,950
Cumulative dividends	(16,116,698)	(15,514,097)
Accumulated other comprehensive income (loss)	(95,594)	(119,707)
Total Welltower Inc. stockholders’ equity	21,204,441	20,294,814
Noncontrolling interests	619,482	714,739
Total equity	21,823,923	21,009,553
Total liabilities and equity	$40,064,135	$37,893,233
Note: The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Resident fees and services	$1,159,449	$1,009,999	$2,291,134	$2,004,334
Rental income	383,439	361,411	767,498	717,801
Interest income	38,710	37,140	75,115	76,134
Other income	83,880	63,986	92,460	69,971
Total revenues	1,665,478	1,472,536	3,226,207	2,868,240

Expenses:
Property operating expenses	958,672	854,083	1,916,425	1,707,752
Depreciation and amortization	341,945	310,295	681,057	614,383
Interest expense	152,337	127,750	296,740	249,446
General and administrative expenses	44,287	36,554	88,658	74,260
Loss (gain) on derivatives and financial instruments, net	1,280	(1,407)	2,210	1,171
Loss (gain) on extinguishment of debt, net	1	603	6	591
Provision for loan losses, net	2,456	165	3,233	(639)
Impairment of assets	1,086	—	13,715	—
Other expenses	11,069	35,166	33,814	61,235
Total expenses	1,513,133	1,363,209	3,035,858	2,708,199

Income (loss) from continuing operations before income taxes and other items	152,345	109,327	190,349	160,041
Income tax (expense) benefit	(3,503)	(3,065)	(6,548)	(8,078)
Income (loss) from unconsolidated entities	(40,332)	(7,058)	(47,403)	(9,942)
Gain (loss) on real estate dispositions, net	(2,168)	(3,532)	(1,421)	19,402
Income (loss) from continuing operations	106,342	95,672	134,977	161,423

Net income (loss)	106,342	95,672	134,977	161,423
Less: Net income (loss) attributable to noncontrolling interests(1)	3,302	5,888	6,264	9,714
Net income (loss) attributable to common stockholders	$103,040	$89,784	$128,713	$151,709

Weighted average number of common shares outstanding:
Basic	499,023	454,327	495,561	450,865
Diluted	501,970	457,082	498,305	453,455

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.21	$0.21	$0.27	$0.36
Net income (loss) attributable to common stockholders	$0.21	$0.20	$0.26	$0.34

Diluted:
Income (loss) from continuing operations	$0.21	$0.21	$0.27	$0.36
Net income (loss) attributable to common stockholders(2)	$0.20	$0.20	$0.26	$0.33

Dividends declared and paid per common share	$0.61	$0.61	$1.22	$1.22
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$106,342	$95,672	$134,977	$161,423

Other comprehensive income (loss):
Foreign currency translation gain (loss)	119,519	(306,723)	200,284	(373,671)
Derivative and financial instruments designated as hedges gain (loss)	(85,884)	284,081	(155,622)	336,021
Total other comprehensive income (loss)	33,635	(22,642)	44,662	(37,650)

Total comprehensive income (loss)	139,977	73,030	179,639	123,773
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	8,286	(10,031)	14,127	(4,057)
Total comprehensive income (loss) attributable to common stockholders	$131,691	$83,061	$165,512	$127,830

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2023
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2023	$491,919	$26,742,750	$(111,001)	$8,804,950	$(15,514,097)	$(119,707)	$714,739	$21,009,553
Comprehensive income:
Net income (loss)				25,673			2,688	28,361
Other comprehensive income (loss)						8,148	3,023	11,171
Total comprehensive income								39,532
Net change in noncontrolling interests		(8,304)					29,648	21,344
Adjustment to members' interest from change in ownership in Welltower OP		(6,139)					6,139	—
Redemption of OP Units and DownREIT Units	272	17,515					(432)	17,355
Amounts related to stock incentive plans, net of forfeitures	134	9,330	(1,924)					7,540
Net proceeds from issuance of common stock	5,603	404,862						410,465
Dividends paid:
Common stock dividends					(301,829)			(301,829)
Balances at March 31, 2023	$497,928	$27,160,014	$(112,925)	$8,830,623	$(15,815,926)	$(111,559)	$755,805	$21,203,960
Comprehensive income:
Net income (loss)				103,040			3,505	106,545
Other comprehensive income (loss)						28,651	4,410	33,061
Total comprehensive income								139,606
Net change in noncontrolling interests		8,579				(12,686)	(149,013)	(153,120)
Adjustment to members' interest from change in ownership in Welltower OP		(4,794)					4,794	—
Redemption of OP Units and DownREIT Units	1	18					(19)	—
Amounts related to stock incentive plans, net of forfeitures	43	11,088	893					12,024
Net proceeds from issuance of common stock	11,833	910,392						922,225
Dividends paid:
Common stock dividends					(300,772)			(300,772)
Balances at June 30, 2023	$509,805	$28,085,297	$(112,032)	$8,933,663	$(16,116,698)	$(95,594)	$619,482	$21,823,923

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$134,977	$161,423
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	681,057	614,383
Other amortization expenses	20,086	11,433
Provision for loan losses, net	3,233	(639)
Impairment of assets	13,715	—
Stock-based compensation expense	19,960	13,466
Loss (gain) on derivatives and financial instruments, net	2,210	1,171
Loss (gain) on extinguishment of debt, net	6	591
Loss (income) from unconsolidated entities	47,403	9,942
Rental income less than (in excess of) cash received	(71,997)	(51,445)
Amortization related to above (below) market leases, net	(248)	(803)
Loss (gain) on real estate dispositions, net	1,421	(19,402)
Loss (gain) on loss of control of subsidiary	(65,485)	—
Distributions by unconsolidated entities	6,895	9,590
Increase (decrease) in accrued expenses and other liabilities	(9,380)	7,234
Decrease (increase) in receivables and other assets	8,450	(37,613)
Net cash provided from (used in) operating activities	792,303	719,331

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(424,094)	(1,471,767)
Cash disbursed for capital improvements to existing properties	(204,978)	(200,069)
Cash disbursed for construction in progress	(474,115)	(286,427)
Capitalized interest	(22,205)	(11,866)
Investment in loans receivable	(76,397)	(117,565)
Principal collected on loans receivable	46,493	161,180
Other investments, net of payments	(95,819)	3,919
Contributions to unconsolidated entities	(206,160)	(307,513)
Distributions by unconsolidated entities	125,176	13,641
Proceeds from (payments on) derivatives	3,933	27,302
Proceeds from sales of real property	1,950	103,904
Net cash provided from (used in) investing activities	(1,326,216)	(2,085,261)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	29,065
Net proceeds from issuance of senior unsecured notes	1,011,427	1,040,232
Net proceeds from the issuance of secured debt	373,462	10,344
Payments on secured debt	(101,277)	(226,854)
Net proceeds from the issuance of common stock	1,333,908	1,357,561
Payments for deferred financing costs and prepayment penalties	(6,958)	(4,081)
Contributions by noncontrolling interests(1)	181,272	38,065
Distributions to noncontrolling interests(1)	(80,672)	(214,288)
Cash distributions to stockholders	(603,597)	(549,842)
Other financing activities	(5,254)	(6,586)
Net cash provided from (used in) financing activities	2,102,311	1,473,616
Effect of foreign currency translation on cash and cash equivalents and restricted cash	8,379	(12,190)
Increase (decrease) in cash, cash equivalents and restricted cash	1,576,777	95,496
Cash, cash equivalents and restricted cash at beginning of period	722,292	346,755
Cash, cash equivalents and restricted cash at end of period	$2,299,069	$442,251

Supplemental cash flow information:
Interest paid	$273,979	$207,031
Income taxes paid (received), net	1,157	5,462

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
As of May 24, 2022, we are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.729% for the six months ended June 30, 2023. As of June 30, 2023, Welltower owned 99.727% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.273% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily an indication of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Impact of COVID-19 Pandemic & Government Grants
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants in the future is uncertain and cannot be predicted with confidence. We have received government grants under the CARES Act, as well as under similar programs in the U.K. and Canada, primarily to cover increased expenses and lost revenue during the COVID-19 pandemic. We recognized $11,019,000 and $15,155,000 during the three and six months ended June 30, 2023, respectively, as compared to $21,804,000 and $27,564,000 during the three and six ended June 30, 2022, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income. The amount of qualifying expenditures and lost revenue exceeded grant income recognized and we believe we have complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts are subject to recapture.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Six Months Ended
	June 30, 2023				June 30, 2022
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$4,426	$7,370	$60,527	$72,323	$130,282	$—	$26,714	$156,996
Buildings and improvements	50,172	74,289	256,190	380,651	1,249,982	171	205,161	1,455,314
Acquired lease intangibles	970	—	39,090	40,060	77,705	—	26,836	104,541
Construction in progress	—	—	—	—	108,141	—	—	108,141
Right of use assets, net	—	—	927	927	169	—	3,852	4,021
Total net real estate assets	55,568	81,659	356,734	493,961	1,566,279	171	262,563	1,829,013
Receivables and other assets	2,089	—	358	2,447	6,091	—	260	6,351
Total assets acquired(1)	57,657	81,659	357,092	496,408	1,572,370	171	262,823	1,835,364
Secured debt	(21,767)	—	(40,953)	(62,720)	(219,067)	—	—	(219,067)
Lease liabilities	—	—	(953)	(953)	—	—	(3,852)	(3,852)
Accrued expenses and other liabilities	(570)	—	(8,071)	(8,641)	(11,937)	—	(393)	(12,330)
Total liabilities acquired	(22,337)	—	(49,977)	(72,314)	(231,004)	—	(4,245)	(235,249)
Noncontrolling interests (2)	—	—	—	—	(101,885)	(4)	(664)	(102,553)
Non-cash acquisition related activity(3)	—	—	—	—	(25,795)	—	—	(25,795)
Cash disbursed for acquisitions	35,320	81,659	307,115	424,094	1,213,686	167	257,914	1,471,767
Construction in progress additions	295,120	25,646	190,164	510,930	229,044	45,939	24,336	299,319
Less: Capitalized interest	(16,761)	(2,416)	(3,028)	(22,205)	(9,305)	(2,031)	(530)	(11,866)
Accruals (4)	746	(9,384)	(5,972)	(14,610)	(3,479)	—	2,453	(1,026)
Cash disbursed for construction in progress	279,105	13,846	181,164	474,115	216,260	43,908	26,259	286,427
Capital improvements to existing properties	165,187	11,784	28,007	204,978	146,052	25,016	29,001	200,069
Total cash invested in real property, net of cash acquired	$479,612	$107,289	$516,286	$1,103,187	$1,575,998	$69,091	$313,174	$1,958,263
(1) Excludes $5,491,000 of unrestricted and restricted cash acquired during the six months ended June 30, 2022.
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
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Development projects:
Seniors Housing Operating	$140,865	$134,562
Triple-net	141,142	—
Outpatient Medical	21,173	—
Total development projects	303,180	134,562
Expansion projects	26,125	—
Total construction in progress conversions	$329,305	$134,562

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2023	December 31, 2022
Assets:
In place lease intangibles	$1,802,091	$1,817,580
Above market tenant leases	66,354	57,203
Lease commissions	81,904	70,675
Gross historical cost	1,950,349	1,945,458
Accumulated amortization	(1,552,953)	(1,484,048)
Net book value	$397,396	$461,410

Liabilities:
Below market tenant leases	$82,084	$77,985
Accumulated amortization	(56,784)	(52,701)
Net book value	$25,300	$25,284
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental income related to (above)/below market tenant leases, net	$130	$351	$175	$736
Amortization related to in place lease intangibles and lease commissions	(53,774)	(50,194)	(109,925)	(98,188)
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At June 30, 2023, 18 Seniors Housing Operating properties, one Triple-net property and one Outpatient Medical property with an aggregate real estate balance of $404,071,000 were classified as held for sale. In addition to the real property balances, secured debt balances of $171,711,000 and net other assets and (liabilities) of $26,950,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties are approximately $456,859,000.
During the six months ended June 30, 2023, we recorded $13,715,000 of impairment charges related to two Seniors Housing Operating properties and one Triple-net property classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell and one Seniors Housing Operating property classified as held for use for which the carrying value exceeded the estimated fair value. We did not record any impairment charges during the six months ended June 30, 2022.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of June 30, 2023 of $65,362,000 and $54,381,000 for the three and six months ended June 30, 2023 and $1,588,000 and $2,602,000 for the same periods in 2022, respectively.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Real estate dispositions:
Seniors Housing Operating	$243,695	$13,470
Triple-net	2,028	70,571
Total dispositions	245,723	84,041
Gain (loss) on real estate dispositions, net	(1,421)	19,402
Net other assets/(liabilities) disposed	(624)	461
Non-cash consideration	(241,728)	—
Cash proceeds from real estate dispositions	$1,950	$103,904

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Strategic Dissolution of Revera Joint Ventures
During the three months ended June 30, 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions include acquiring the remaining interests in 110 properties from Revera while simultaneously selling interests in 31 properties to Revera.
During the second quarter, we closed the U.K. portfolio portion of the transaction through the acquisition of the remaining ownership interest in 29 properties previously held in two separate consolidated joint venture structures in which we owned 75% and 90% of the interests in exchange for the disposition to Revera of our interests in four properties. In addition, we received cash from Revera of $107,341,000 relating to the net settlement of loans previously made to the joint ventures. Operations for the 29 retained properties were transitioned to Avery Healthcare.
Total proceeds related to the four properties disposed were $222,521,000, which included non-cash consideration from Revera of $241,728,000, comprised of the fair value of interests received by us of $198,837,000 and an allocation of Revera's noncontrolling interests of $42,891,000, partially offset by $9,049,000 of transaction-related expenses as well as the $10,158,000 of cash paid to equalize the value exchanged between the parties. We disposed of net real property owned of $224,208,000, resulting in a loss of $1,687,000 recognized within gain (loss) on real estate dispositions, net within our Consolidated Statements of Comprehensive Income. Consideration transferred to acquire the additional interests in the 29 properties was comprised of the fair value of interests transferred by us of $198,837,000 and $5,776,000 of cash paid for transaction-related expenses. We derecognized $180,497,000 of noncontrolling interests and $22,270,000 of liabilities previously due to Revera with an adjustment of $1,846,000 recognized in capital in excess of par value. The non-cash investing activity with respect to the sale of the four properties and non-cash financing activity with respect to the acquisition of Revera's interests in the 29 properties has been excluded from our Consolidated Statement of Cash Flows.
In July, we closed transactions related primarily to our U.S portfolio through (i) the acquisition of ten properties currently under development or recently developed by Sunrise Senior Living, previously held 34% by us/66% by Revera within an equity method joint venture for an additional investment of approximately $286 million, (ii) the disposition of our minority interests in 12 U.S. properties and one Canadian development project for approximately $216 million, and (iii) the disposition of our 34% interest in the Sunrise Senior Living management company. During the three months ended June 30, 2023, we recognized an impairment charge of $27,708,000 in income from unconsolidated entities on our Consolidated Statements of Comprehensive Income based on estimated sales proceeds for the sale of the Sunrise Senior Living management company. Operations for two of the now wholly-owned properties, along with operations for 26 existing wholly-owned properties, transitioned to Oakmont Management Group.
We anticipate closing the remainder of the transaction related to our Canadian portfolio before December 31, 2023. The Canadian portfolio consists of 85 properties in a joint venture owned 75% by us and 25% by Revera. As a part of the transaction we intend to acquire Revera's interest in 71 properties and sell our interests in the remaining 14 properties.
Genesis HealthCare
As part of the substantial exit of the Genesis HealthCare operating relationship, which we disclosed on March 2, 2021, we transitioned the sublease of a portfolio of seven facilities from Genesis HealthCare to Complete Care Management in the second quarter of 2021. As part of the March 2021 transaction, we entered into a forward sale agreement for the seven properties valued at $182,618,000, which was expected to close when the Welltower-held purchase option became exercisable. As of March 31, 2023, the right of use assets related to the properties were $115,359,000 and were reflected as held for sale with the corresponding lease liabilities of $66,530,000 on our Consolidated Balance Sheet.
On May 1, 2023, we executed a series of transactions that included the assignment of the leasehold interest to a newly formed tri-party unconsolidated joint venture with Aurora Health Network, Peace Capital (an affiliate of Complete Care Management) and us, and culminated with the closing of the purchase option by the joint venture. The transactions resulted in net cash proceeds to us of $104,240,000 (excluded from the dispositions table above) after our retained interest of $11,571,000 in the joint venture and a gain from the loss of control and derecognition of the leasehold interest of $65,485,000, which we recorded in other income within our Consolidated Statements of Comprehensive Income.
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The components of lease expense were as follows for the periods presented (in thousands):

		Six Months Ended
	Classification	June 30, 2023	June 30, 2022
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$11,093	$11,209
Non-real estate investment lease expense	General and administrative expenses	3,586	2,101
Finance lease cost:
Amortization of leased assets	Property operating expenses	3,628	3,171
Interest on lease liabilities	Interest expense	1,980	2,937
Sublease income	Rental income	(3,933)	(5,587)
Total		$16,354	$13,831
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	June 30, 2023	December 31, 2022
Right of use assets:
Operating leases - real estate	Right of use assets, net	$284,601	$287,984
Finance leases - real estate	Right of use assets, net	37,715	35,958
Real estate right of use assets, net		322,316	323,942
Operating leases - non-real estate investments	Receivables and other assets	8,433	10,119
Finance leases - held for sale (1)	Real property held for sale, net of accumulated depreciation	—	116,453
Total right of use assets, net		$330,749	$450,514

Lease liabilities:
Operating leases		$299,377	$302,360
Financing leases		49,393	113,464
Total		$348,770	$415,824

(1) During the quarter ended June 30, 2023, we contributed finance leases at seven properties which was previously classified as held for sale into a newly formed unconsolidated joint venture, which recognized the purchase option within the leases. See Note 5 for further discussion.

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
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" (ASC 842), typically include some form of operating expense reimbursement by the tenant. For the six months ended June 30, 2023, we recognized $767,498,000 of rental income related to operating leases, of which $108,566,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the six months ended June 30, 2022, we recognized $717,801,000 of rental income related to operating leases, of which $96,309,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $222,452,000 and $198,052,000 for the six months ended June 30, 2023 and 2022, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $26,641,000 and $22,878,000 as of June 30, 2023 and December 31, 2022, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2023	December 31, 2022
Mortgage loans	$738,496	$707,464
Other real estate loans	239,920	195,566
Allowance for credit losses on real estate loans receivable	(12,907)	(12,186)
Real estate loans receivable, net of credit allowance	965,509	890,844
Non-real estate loans	470,786	441,231
Allowance for credit losses on non-real estate loans receivable	(173,433)	(152,063)
Non-real estate loans receivable, net of credit allowance	297,353	289,168
Total loans receivable, net of credit allowance	$1,262,862	$1,180,012
The following is a summary of our loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Advances on loans receivable	$76,397	$117,565
Less: Receipts on loans receivable	46,493	161,180
Net cash advances (receipts) on loans receivable	$29,904	$(43,615)
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	June 30, 2023
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2023	$213,105	$(169,978)	$43,127	8
Collective loan pool	2007 - 2018	216,440	(2,878)	213,562	12
Collective loan pool	2019	23,397	(311)	23,086	4
Collective loan pool	2020	33,891	(451)	33,440	6
Collective loan pool	2021	783,161	(10,339)	772,822	14
Collective loan pool	2022	118,720	(1,579)	117,141	29
Collective loan pool	2023	60,488	(804)	59,684	7
Total loans		$1,449,202	$(186,340)	$1,262,862	80

The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Balance at beginning of period	$164,249	$166,785
Provision for loan losses, net	3,233	(639)
Purchased deteriorated loan	19,077	—
Foreign currency translation	(219)	(1,063)
Balance at end of period	$186,340	$165,083

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

	Percentage Ownership (1)	June 30, 2023	December 31, 2022
Seniors Housing Operating	10% to 95%	$1,271,079	$1,171,307
Triple-net	10% to 88%	145,982	111,812
Outpatient Medical	15% to 50%	233,072	216,671
Total		$1,650,133	$1,499,790
(1) As of June 30, 2023 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At June 30, 2023, the aggregate unamortized basis difference of our joint venture investments of $149,524,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 22 properties as of June 30, 2023 for the development and construction of certain properties that are classified as in substance real estate investments and have a carrying value of $764,799,000. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $105,405,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2023, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Integra Healthcare Properties	147	$107,789	8%
Sunrise Senior Living	109	86,025	7%
Cogir Management Corporation	48	45,814	3%
StoryPoint Senior Living	75	45,617	3%
HC-One Group (3)	1	41,559	3%
Remaining portfolio	1,398	982,978	76%
Totals	1,778	$1,309,782	100%
(1) Integra Healthcare Properties and HC-One Group are in our Triple-net segment. Sunrise Senior Living and Cogir Management Corporation are in our Seniors Housing Operating segment. StoryPoint Senior Living operates assets in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 30% of total NOI for the year ended December 31, 2022.
(3) In addition to the one property, HC-One Group is the borrower on a £525,471,000 loan as of June 30, 2023, which is included in NOI.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At June 30, 2023, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at June 30, 2023) and a $3,000,000,000 tranche that matures on June 4, 2025 (none outstanding at June 30, 2023). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2023). Borrowings under the unsecured revolving credit facility are subject to interest

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR rate at June 30, 2023. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at June 30, 2023.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at June 30, 2023).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance outstanding at quarter end	$—	$354,000	$—	$354,000
Maximum amount outstanding at any month end	$—	$1,135,000	$205,000	$1,135,000
Average amount outstanding (total of daily principal balances divided by days in period)	$—	$754,337	$32,735	$857,328
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	—%	1.36%	5.05%	0.90%

11. Senior Unsecured Notes and Secured Debt
At June 30, 2023, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2023	$—	$398,560	$398,560
2024	1,350,000	470,448	1,820,448
2025	1,260,000	298,553	1,558,553
2026	700,000	144,144	844,144
2027 (4, 5)	1,915,659	190,356	2,106,015
Thereafter (6, 7)	8,469,445	994,530	9,463,975
Total principal balance	13,695,104	2,496,591	16,191,695
Unamortized discounts and premiums, net	(26,710)	—	(26,710)
Unamortized debt issuance costs, net	(81,341)	(20,982)	(102,323)
Fair value adjustments and other, net	(56,265)	(15,260)	(71,525)
Total carrying value of debt	$13,530,788	$2,460,349	$15,991,137
(1) Annual interest rates range from 2.05% to 6.50%.
(2) All senior unsecured notes with the exception of the $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly-owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(3) Annual interest rates range from 1.25% to 8.25%. Gross real property value of the properties securing the debt totaled $5,371,352,000 at June 30, 2023.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $188,936,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2023). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (6.10% at June 30, 2023) and Canadian Dealer Offered Rate plus 0.85% (6.10% at June 30, 2023), respectively.
(5) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $226,723,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2023).
(6) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $698,995,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2023).
(7) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $635,450,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2023).

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2023		June 30, 2022
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$12,584,529	4.06%	$11,707,961	3.67%
Debt issued	1,035,000	2.75%	1,050,000	3.08%
Foreign currency	75,575	4.60%	(143,634)	4.14%
Ending balance	$13,695,104	4.00%	$12,614,327	3.68%
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
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, subject to certain contractual restrictions, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028 (the "Exchangeable Notes" or the "Notes") unless earlier exchanged, purchased or redeemed. The Exchangeable Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year. The net proceeds from the offering of the Exchangeable Notes were approximately $1,011,427,000 after deducting the underwriting fees and other expenses. During the quarter ended June 30, 2023, we recognized approximately $3,953,000 of contractual interest expense and amortization of issuance costs of $693,000 related to the Exchangeable Notes. Unamortized issuance costs were $22,880,000 as of June 30, 2023.
Prior to the close of business on the business day immediately preceding November 15, 2027, the Notes are exchangeable at the option of the holders only upon certain circumstances and during certain periods. On or after November 15, 2027, the Notes will be exchangeable at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. Welltower OP will settle exchanges of the Notes by delivering cash up to the principal amount of the Notes exchanged and, in respect of the remainder of the exchanged value, if any, in excess thereof, cash or shares of Welltower's common stock, or a combination thereof, at the election of Welltower OP. The exchange rate initially equals 10.4808 shares of common stock per $1,000 principal amount of Notes (equivalent to an exchange price of approximately $95.41 per share of common stock). The exchange rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.
Welltower OP may redeem the Notes, at its option, in whole or in part, on any business day on or after May 20, 2026, if the last reported sales price of the common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Welltower OP provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding the redemption date.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2023		June 30, 2022
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,129,954	4.33%	$2,202,312	3.03%
Debt issued	373,462	5.05%	10,344	3.23%
Debt assumed	73,671	3.60%	221,159	4.32%
Debt extinguished	(72,496)	3.99%	(196,504)	4.15%
Principal payments	(28,781)	3.90%	(30,350)	3.29%
Foreign currency	20,781	4.07%	(6,335)	2.97%
Ending balance	$2,496,591	4.70%	$2,200,626	3.43%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2023, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. During the six months ended June 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. The carrying amount of the notes, exclusive of the hedge, is $545,626,000. The fair value of the swap as of June 30, 2023 was ($56,265,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the six months ended June 30, 2023 and 2022, we settled certain net investment hedges generating cash proceeds of $1,994,000 and $27,267,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.

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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,075,000	$1,075,000
Denominated in Pound Sterling	£1,890,708	£1,890,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$375,000	$25,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S Dollars	$550,000	$550,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$26,137	$26,137
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At June 30, 2023 the maximum maturity date was March 31, 2024.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location	2023	2022	2023	2022
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$4,759	$9,042	$9,378	$15,026
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(1,175)	$1,827	$(1,429)	$1,134
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$(1,242)	$1,904	$(2,127)	$(520)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(85,884)	$284,081	$(155,622)	$336,021
13. Commitments and Contingencies
At June 30, 2023, we had 24 outstanding letter of credit obligations totaling $72,544,000 and expiring between 2023 and 2024. At June 30, 2023, we had outstanding construction in progress of $1,108,773,000 and committed to providing additional funds of approximately $1,852,975,000 to complete construction. Additionally, at June 30, 2023, we had outstanding investments classified as in substance real estate of $764,799,000 and committed to provide additional funds of $105,405,000 (see Note 8 for additional information). Purchase obligations also include $78,947,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	June 30, 2023	December 31, 2022
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	509,934,840	492,283,488
Outstanding shares	508,159,453	490,508,937
Common Stock In May 2023, we entered into an equity distribution agreement whereby we can offer and sell up to $2,532,139,425 aggregate amount of our common stock ("ATM Program"). The ATM Program also allows us to enter into forward sale agreements (none outstanding at June 30, 2023). As of June 30, 2023, we had $1,659,273,000 of remaining capacity under the ATM Program. During July 2023, we sold 10,532,714 shares of common stock under our ATM Program.
The following is a summary of our common stock issuances during the six months ended June 30, 2023 and 2022 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2022 Option exercises	299	$66.89	$20	$20
2022 ATM Program issuances	15,986,251	86.26	1,379,002	1,357,541
2022 Stock incentive plans, net of forfeitures	143,210		—	—
2022 Totals	16,129,760		$1,379,022	$1,357,561

2023 Option exercises	1,708	$63.65	$109	$109
2023 ATM Program issuances	17,435,154	76.90	1,340,727	1,333,799
2023 Redemption of OP Units and DownREIT Units	272,494		—	—
2023 Stock incentive plans, net of forfeitures	(58,840)		—	—
2023 Totals	17,650,516		$1,340,836	$1,333,908
Dividends The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2023		June 30, 2022
	Per Share	Amount	Per Share	Amount
Common stock	$1.22	$602,601	$1.22	$551,283
Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Foreign currency translation	$(935,582)	$(1,115,317)
Derivative and financial instruments designated as hedges	839,988	995,610
Total accumulated other comprehensive income (loss)	$(95,594)	$(119,707)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock or units to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 will be issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $10,504,000 and $19,960,000 for the three and six months ended June 30, 2023, and $6,021,000 and $13,466,000 for the same periods in 2022, respectively.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$103,040	$89,784	$128,713	$151,709

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	(157)	228	(167)	106
Numerator for diluted earnings per share	$102,883	$90,012	$128,546	$151,815

Denominator for basic earnings per share - weighted average shares	499,023	454,327	495,561	450,865
Effect of dilutive securities:
Employee stock options	28	40	16	36
Non-vested restricted shares and units	1,044	1,166	882	1,070
OP Units and DownREIT Units	1,850	1,526	1,818	1,461
Employee stock purchase program	25	23	28	23
Dilutive potential common shares	2,947	2,755	2,744	2,590
Denominator for diluted earnings per share - adjusted weighted average shares	501,970	457,082	498,305	453,455

Basic earnings per share	$0.21	$0.20	$0.26	$0.34
Diluted earnings per share	$0.20	$0.20	$0.26	$0.33
As of June 30, 2022, outstanding forward sales agreements for the sale of 17,636,290 shares were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period. There were no outstanding forward sales agreements as of June 30, 2023. As of June 30, 2023, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the three and six month periods ended June 30, 2023.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$728,751	$779,462	$697,906	$739,159
Other real estate loans receivable	236,758	236,426	192,938	190,977
Equity securities	27	27	111	111
Cash and cash equivalents	2,203,788	2,203,788	631,681	631,681
Restricted cash	95,281	95,281	90,611	90,611
Non-real estate loans receivable	297,353	285,144	289,168	277,601
Foreign currency forward contracts, interest rate swaps and cross currency swaps	113,285	113,285	191,357	191,357
Equity warrants	29,852	29,852	30,436	30,436

Financial liabilities:
Senior unsecured notes	$13,530,788	$12,596,885	$12,437,273	$11,381,873
Secured debt	2,460,349	2,384,444	2,110,815	2,054,889
Foreign currency forward contracts, interest rate swaps and cross currency swaps	68,590	68,590	55,727	55,727

Redeemable DownREIT Unitholder interests	$69,908	$69,908	$75,355	$75,355
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

	Fair Value Measurements as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Equity securities	$27	$27	$—	$—
Equity warrants	29,852	—	—	29,852
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	44,695	—	44,695	—
Totals	$74,574	$27	$44,695	$29,852
(1) Please see Note 12 for additional information.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Beginning balance	$30,436	$41,909
Mark-to-market adjustment	(2,126)	(520)
Foreign currency	1,542	(3,985)
Ending balance	$29,852	$37,404
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 11.0% and 9.5% at June 30, 2023 and 2022, respectively.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired, exchanged or assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 7 for impairments of loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended June 30, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,159,449	$—	$—	$—	$1,159,449
Rental income	—	198,916	184,523	—	383,439
Interest income	2,095	36,520	95	—	38,710
Other income	2,895	66,692	1,574	12,719	83,880
Total revenues	1,164,439	302,128	186,192	12,719	1,665,478

Property operating expenses	885,187	10,598	58,697	4,190	958,672
Consolidated net operating income (loss)	279,252	291,530	127,495	8,529	706,806

Depreciation and amortization	220,428	55,234	66,283	—	341,945
Interest expense	16,136	(795)	3,152	133,844	152,337
General and administrative expenses	—	—	—	44,287	44,287
Loss (gain) on derivatives and financial instruments, net	—	1,280	—	—	1,280
Loss (gain) on extinguishment of debt, net	—	—	1	—	1
Provision for loan losses, net	1,867	591	(2)	—	2,456
Impairment of assets	—	1,086	—	—	1,086
Other expenses	8,060	818	647	1,544	11,069
Income (loss) from continuing operations before income taxes and other items	32,761	233,316	57,414	(171,146)	152,345
Income tax (expense) benefit	—	—	—	(3,503)	(3,503)
Income (loss) from unconsolidated entities	(39,445)	(630)	(257)	—	(40,332)
Gain (loss) on real estate dispositions, net	(2,096)	(72)	—	—	(2,168)
Income (loss) from continuing operations	(8,780)	232,614	57,157	(174,649)	106,342
Net income (loss)	$(8,780)	$232,614	$57,157	$(174,649)	$106,342

Total assets	$22,074,247	$8,754,820	$7,049,214	$2,185,854	$40,064,135

Three Months Ended June 30, 2022	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,009,999	$—	$—	$—	$1,009,999
Rental income	—	197,182	164,229	—	361,411
Interest income	1,683	35,392	65	—	37,140
Other income	59,528	1,786	2,028	644	63,986
Total revenues	1,071,210	234,360	166,322	644	1,472,536

Property operating expenses	789,299	11,491	50,648	2,645	854,083
Consolidated net operating income (loss)	281,911	222,869	115,674	(2,001)	618,453

Depreciation and amortization	201,178	49,561	59,556	—	310,295
Interest expense	7,481	320	4,531	115,418	127,750
General and administrative expenses	—	—	—	36,554	36,554
Loss (gain) on derivatives and financial instruments, net	—	(1,407)	—	—	(1,407)
Loss (gain) on extinguishment of debt, net	400	—	4	199	603
Provision for loan losses, net	342	(176)	(1)	—	165
Other expenses	29,249	463	207	5,247	35,166
Income (loss) from continuing operations before income taxes and other items	43,261	174,108	51,377	(159,419)	109,327
Income tax (expense) benefit	—	—	—	(3,065)	(3,065)
Income (loss) from unconsolidated entities	(12,669)	5,874	(263)	—	(7,058)
Gain (loss) on real estate dispositions, net	(1,224)	(2,129)	(179)	—	(3,532)
Income (loss) from continuing operations	29,368	177,853	50,935	(162,484)	95,672
Net income (loss)	$29,368	$177,853	$50,935	$(162,484)	$95,672

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,291,134	$—	$—	$—	$2,291,134
Rental income	—	401,335	366,163	—	767,498
Interest income	4,646	70,283	186	—	75,115
Other income	5,340	68,575	4,674	13,871	92,460
Total revenues	2,301,120	540,193	371,023	13,871	3,226,207

Property operating expenses	1,768,971	22,321	117,062	8,071	1,916,425
Consolidated net operating income (loss)	532,149	517,872	253,961	5,800	1,309,782

Depreciation and amortization	440,835	109,762	130,460	—	681,057
Interest expense	27,623	(810)	7,256	262,671	296,740
General and administrative expenses	—	—	—	88,658	88,658
Loss (gain) on derivatives and financial instruments, net	—	2,210	—	—	2,210
Loss (gain) on extinguishment of debt, net	—	—	6	—	6
Provision for loan losses, net	1,794	1,441	(2)	—	3,233
Impairment of assets	12,629	1,086	—	—	13,715
Other expenses	25,639	3,285	1,194	3,696	33,814
Income (loss) from continuing operations before income taxes and other items	23,629	400,898	115,047	(349,225)	190,349
Income tax (expense) benefit	—	—	—	(6,548)	(6,548)
Income (loss) from unconsolidated entities	(55,034)	7,802	(171)	—	(47,403)
Gain (loss) on real estate dispositions, net	(1,263)	448	(606)	—	(1,421)
Income (loss) from continuing operations	(32,668)	409,148	114,270	(355,773)	134,977
Net income (loss)	$(32,668)	$409,148	$114,270	$(355,773)	$134,977

Six Months Ended June 30, 2022	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,004,334	$—	$—	$—	$2,004,334
Rental income	—	393,183	324,618	—	717,801
Interest income	3,100	72,898	136	—	76,134
Other income	60,388	3,442	4,891	1,250	69,971
Total revenues	2,067,822	469,523	329,645	1,250	2,868,240

Property operating expenses	1,579,227	22,702	100,563	5,260	1,707,752
Consolidated net operating income (loss)	488,595	446,821	229,082	(4,010)	1,160,488

Depreciation and amortization	393,971	103,065	117,347	—	614,383
Interest expense	15,131	634	9,098	224,583	249,446
General and administrative expenses	—	—	—	74,260	74,260
Loss (gain) on derivatives and financial instruments, net	—	1,171	—	—	1,171
Loss (gain) on extinguishment of debt, net	385	—	7	199	591
Provision for loan losses, net	609	(1,241)	(7)	—	(639)
Other expenses	37,440	11,507	996	11,292	61,235
Income (loss) from continuing operations before income taxes and other items	41,059	331,685	101,641	(314,344)	160,041
Income tax (expense) benefit	—	—	—	(8,078)	(8,078)
Income (loss) from unconsolidated entities	(30,451)	21,417	(908)	—	(9,942)
Gain (loss) on real estate dispositions, net	1,477	18,320	(395)	—	19,402
Income (loss) from continuing operations	12,085	371,422	100,338	(322,422)	161,423
Net income (loss)	$12,085	$371,422	$100,338	$(322,422)	$161,423

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Revenues:	Amount	%	Amount	%	Amount(1)	%	Amount	%
United States	$1,392,512	83.7%	$1,218,879	82.7%	$2,688,534	83.3%	$2,357,895	82.2%
United Kingdom	154,028	9.2%	139,352	9.5%	301,904	9.4%	283,843	9.9%
Canada	118,938	7.1%	114,305	7.8%	235,769	7.3%	226,502	7.9%
Total	$1,665,478	100.0%	$1,472,536	100.0%	$3,226,207	100.0%	$2,868,240	100.0%

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Resident Fees and Services:	Amount	%	Amount	%	Amount(1)	%	Amount	%
United States	$929,997	80.2%	$798,825	79.1%	$1,838,941	80.3%	$1,582,922	79.0%
United Kingdom	113,585	9.8%	99,626	9.9%	222,597	9.7%	200,716	10.0%
Canada	115,867	10.0%	111,548	11.0%	229,596	10.0%	220,696	11.0%
Total	$1,159,449	100.0%	$1,009,999	100.0%	$2,291,134	100.0%	$2,004,334	100.0%

	As of
	June 30, 2023		December 31, 2022
Assets:	Amount	%	Amount	%
United States	$33,868,263	84.5%	$31,740,907	83.8%
United Kingdom	3,468,475	8.7%	3,476,793	9.2%
Canada	2,727,397	6.8%	2,675,533	7.0%
Total	$40,064,135	100.0%	$37,893,233	100.0%
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the six months ended June 30, 2023 and 2022 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
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

	June 30, 2023	December 31, 2022
Assets:
Net real estate investments	$1,481,012	$1,499,078
Cash and cash equivalents	12,778	15,582
Receivables and other assets	24,157	9,949
Total assets (1)	$1,517,947	$1,524,609

Liabilities and equity:
Secured debt	$155,359	$155,992
Lease liabilities	1,329	1,329
Accrued expenses and other liabilities	20,918	28,417
Total equity	1,340,341	1,338,871
Total liabilities and equity	$1,517,947	$1,524,609
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
On March 7, 2022, we announced our intent to complete an UPREIT reorganization. In February 2022, the company formerly known as Welltower Inc. ("Old Welltower") formed WELL Merger Holdco Inc. ("New Welltower") as a wholly-owned subsidiary, and New Welltower formed WELL Merger Holdco Sub Inc. ("Merger Sub") as a wholly-owned subsidiary. On April 1, 2022, Merger Sub merged with and into Old Welltower, with Old Welltower continuing as the surviving corporation and a wholly-owned subsidiary of New Welltower (the "Merger"). In connection with the Merger, Old Welltower's name was changed to "Welltower OP Inc.", and New Welltower inherited the name "Welltower Inc." Effective May 24, 2022, Welltower OP Inc. ("Welltower OP") converted from a Delaware corporation into a Delaware limited liability company named Welltower OP LLC (the "LLC Conversion"). Following the LLC Conversion, New Welltower's business continues to be conducted through Welltower OP and New Welltower does not have substantial assets or liabilities, other than through its investment in Welltower OP.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.727% as of June 30, 2023. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended June 30, 2023 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$279,252	40.0%	852
Triple-net	291,530	41.7%	568
Outpatient Medical	127,495	18.3%	358
Totals	$698,277	100.0%	1,778

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
For the six months ended June 30, 2023, resident fees and services and rental income represented 71% and 24%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At June 30, 2023, we had $2,203,788,000 of cash and cash equivalents, $95,281,000 of restricted cash and $4,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the six months ended June 30, 2023:
•In May 2023, Welltower and Welltower OP entered into the ATM Program (as defined below) pursuant to which we may offer and sell up to $2,532,139,425 of common stock of Welltower from time to time. During the six months ended June 30, 2023, we sold 17,435,154 shares of common stock under our current and previous ATM Programs generating gross proceeds of approximately $1,340,727,000.
•During the six months ended June 30, 2023, we issued $373,462,000 of secured debt at a blended average interest rate of 5.05% and assumed $73,671,000 of secured debt at a blended average interest rate of 3.60%. We extinguished $72,496,000 of secured debt at a blended average interest rate of 3.99%.
•In May 2023, we issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028 unless earlier exchanged, purchased or redeemed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2023 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	3	$55,568	3.5%
Triple-net	8	81,659	7.5%
Outpatient Medical	29	356,734	6.9%
Totals	40	$493,961	6.6%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the six months ended June 30, 2023 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating	5	$241,075	$243,695	3.4%
Triple-net	1	2,603	2,028	—%
Totals	6	$243,678	$245,723	3.4%

(1) Represents net proceeds received upon disposition, including non-cash consideration.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price. Excludes properties sold that were recent development conversions.
Strategic Dissolution of Revera Joint Ventures
During the three months ended June 30, 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions include acquiring the remaining interests in 110 properties from Revera while simultaneously selling interests in 31 properties to Revera. See Note 5 to our unaudited consolidated financial statements for additional information regarding the transaction.
Dividends Our Board of Directors declared a cash dividend for the quarter ended June 30, 2023 of $0.61 per share. On August 23, 2023, we will pay our 209th consecutive quarterly cash dividend to stockholders of record on August 15, 2023.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2022	2022	2022	2022
Net income (loss)	$106,342	$28,635	$1,798	$(2,653)	$95,672	$65,751
NICS	103,040	25,673	(3,728)	(6,767)	89,784	61,925
FFO	466,182	386,062	357,985	362,863	409,588	347,635
NOI	706,806	602,976	579,693	561,664	618,453	542,035

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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2022	2022	2022	2022
Net debt to book capitalization ratio	38%	40%	39%	42%	43%	43%
Net debt to undepreciated book capitalization ratio	31%	32%	32%	34%	35%	35%
Net debt to market capitalization ratio	25%	28%	30%	32%	27%	24%

Interest coverage ratio	3.81x	3.44x	3.29x	3.48x	4.21x	4.03x
Fixed charge coverage ratio	3.51x	3.13x	3.01x	3.18x	3.78x	3.57x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2022	2022	2022	2022
Property mix:(1)
Seniors Housing Operating	40%	42%	40%	41%	45%	38%
Triple-net	42%	37%	38%	38%	36%	41%
Outpatient Medical	18%	21%	22%	21%	19%	21%

Relationship mix: (1)
Integra Healthcare Properties(2)	8%	9%	1%	—%	—%	—%
Sunrise Senior Living	7%	6%	7%	7%	8%	6%
Cogir Management Corporation	3%	4%	4%	4%	3%	2%
StoryPoint Senior Living	3%	4%	3%	4%	3%	4%
HC-One Group	3%	3%	3%	4%	4%	4%
Remaining relationships	76%	74%	82%	81%	82%	84%

Geographic mix:(1)
California	11%	13%	14%	13%	15%	13%
United Kingdom	8%	10%	9%	10%	9%	11%
Texas	7%	8%	8%	8%	7%	8%
Canada	5%	6%	6%	6%	5%	5%
Pennsylvania	5%	6%	5%	5%	4%	5%
Remaining geographic areas	64%	57%	58%	58%	60%	58%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) In December 2022, we transitioned 147 skilled nursing facilities previously leased to ProMedica to master leases with Integra Healthcare Properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2023 (dollars in thousands):

	Expiration Year (1)
	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	Thereafter
Triple-net:
Properties	3	4	15	10	1	4	4	34	5	127	345
Base rent (2)	$2,159	$13,088	$7,083	$12,884	$1,211	$5,246	$1,004	$69,306	$10,701	$98,438	$425,979
% of base rent	0.3%	2.0%	1.1%	2.0%	0.2%	0.8%	0.2%	10.7%	1.7%	15.2%	65.8%
Units/beds	357	692	451	1,557	80	440	219	3,669	423	6,163	37,443
% of Units/beds	0.7%	1.3%	0.9%	3.0%	0.2%	0.9%	0.4%	7.1%	0.8%	12.0%	72.7%

Outpatient Medical:
Square feet	1,524,136	1,948,219	1,438,832	1,581,742	1,494,889	1,276,486	1,179,026	1,293,894	1,648,968	1,348,584	4,096,705
Base rent (2)	$42,342	$58,974	$41,798	$43,360	$41,462	$34,199	$32,859	$34,890	$45,482	$38,725	$114,498
% of base rent	8.0%	11.2%	7.9%	8.2%	7.8%	6.5%	6.2%	6.6%	8.6%	7.3%	21.7%
Leases	351	344	264	244	221	203	113	101	69	139	175
% of Leases	15.8%	15.5%	11.9%	11.0%	9.9%	9.1%	5.1%	4.5%	3.1%	6.3%	7.8%

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

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	$	%
Cash, cash equivalents and restricted cash at beginning of period	$722,292	$346,755	$375,537	108%
Cash provided from (used in) operating activities	792,303	719,331	72,972	10%
Cash provided from (used in) investing activities	(1,326,216)	(2,085,261)	759,045	36%
Cash provided from (used in) financing activities	2,102,311	1,473,616	628,695	43%
Effect of foreign currency translation	8,379	(12,190)	20,569	169%
Cash, cash equivalents and restricted cash at end of period	$2,299,069	$442,251	$1,856,818	420%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the six months ended June 30, 2023 and 2022, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	$	%
New development	$474,115	$286,427	$187,688	66%
Recurring capital expenditures, tenant improvements and lease commissions	77,608	72,103	5,505	8%
Renovations, redevelopments and other capital improvements	127,370	127,966	(596)	—%
Total	$679,093	$486,496	$192,597	40%
The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above in "Key Transactions." Please refer to Notes 10, 11 and 14 to our unaudited consolidated financial statements for additional information.
In April 2022, we closed on an amended $5,200,000,000 unsecured credit facility, increasing our term loan capacity by $500,000,000. In May 2023, we issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028. During the six months ended June 30, 2023, we issued $373,462,000 of secured debt at a blended average interest rate of 5.05% and assumed $73,671,000 of secured debt at a blended average interest rate of 3.60%. As of June 30, 2023, we have total near-term available liquidity of approximately $6.3 billion.
Off-Balance Sheet Arrangements
At June 30, 2023, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At June 30, 2023, we had 24 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$10,935,000	$—	$2,600,000	$1,200,000	$7,135,000
Canadian Dollar senior unsecured notes (2)	226,723	—	—	226,723	—
Pounds Sterling senior unsecured notes (2)	1,334,445	—	—	—	1,334,445
U.S. Dollar term credit facility	1,010,000	—	10,000	1,000,000	—
Canadian Dollar term credit facility (2)	188,936	—	—	188,936	—
Secured debt: (1,2)
Consolidated	2,496,591	398,560	769,001	334,500	994,530
Unconsolidated	1,332,868	216,141	713,839	202,880	200,008
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	4,105,949	479,272	990,010	796,673	1,839,994
Consolidated secured debt (2)	503,505	52,782	153,731	112,721	184,271
Unconsolidated secured debt (2)	167,858	30,053	68,731	23,096	45,978
Financing lease liabilities (4)	149,086	2,393	6,117	4,098	136,478
Operating lease liabilities (4)	953,395	9,672	34,528	31,411	877,784
Purchase obligations (5)	2,037,326	901,528	1,042,867	67,781	25,150
Total contractual obligations	$25,441,682	$2,090,401	$6,388,824	$4,188,819	$12,773,638

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
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2023, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "Shelf Form S-3") covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower to replace Old Welltower’s existing “universal” shelf registration statement filed with the SEC on May 4, 2021. On May 3, 2023, Welltower and Welltower OP filed post-effective amendment no. 1 to the Shelf Form S-3 pursuant to which Welltower OP expressly adopted the Shelf Form S-3 as its own registration statement following its statutory conversion from a corporation to a limited liability company. On April 1, 2022, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock to replace Old Welltower’s existing DRIP registration statement on Form S-3 filed with the SEC on May 4, 2021. As of July 28, 2023, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On May 3, 2023, Welltower and Welltower OP entered into an equity distribution agreement (the “EDA”) with (i) Robert W. Baird & Co. Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, JMP Securities LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
forward purchasers named therein relating to issuances, offers and sales from time to time of up to $2,532,139,425 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”). The ATM Program also allows Welltower to enter into forward sale agreements. As of July 28, 2023, we had $832,381,771 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the Shelf Form S-3, Welltower also filed with the SEC a prospectus supplement that will continue an offering that was previously covered by Old Welltower's prospectus supplement and the accompanying prospectus to the prior registration statement relating to the registration of up to 475,327 shares of common stock of Welltower Inc. (the “DownREIT II Shares”) that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT II Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT II”), tender such DownREIT II Units for redemption by the DownREIT II, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of Welltower (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount. On July 22, 2022, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 300,026 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the "OP Units") of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.727% owned by Welltower as of June 30, 2023. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
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

	Three Months Ended				Change			Six Months Ended				Change
	June 30,		June 30,					June 30,		June 30,
	2023		2022		Amount		%	2023		2022		Amount		%
Net income (loss)	$106,342		$95,672		$10,670		11%	$134,977		$161,423		$(26,446)		(16)%
NICS	103,040		89,784		13,256		15%	128,713		151,709		(22,996)		(15)%
FFO	466,182		409,588		56,594		14%	852,244		757,223		95,021		13%
EBITDA	604,127		536,782		67,345		13%	1,119,322		1,033,330		85,992		8%
NOI	706,806		618,453		88,353		14%	1,309,782		1,160,488		149,294		13%
SSNOI	447,575		405,829		41,746		10%	856,241		780,365		75,876		10%
Per share data (fully diluted):
NICS	$0.20		$0.20		$—		—%	$0.26		$0.33		$(0.07)		(21)%
FFO	$0.93		$0.90		$0.03		3%	$1.71		$1.67		$0.04		2%

Interest coverage ratio	3.81	x	4.21	x	(0.40)	x	(10)%	3.63	x	4.12	x	(0.49)	x	(12)%
Fixed charge coverage ratio	3.51	x	3.78	x	(0.27)	x	(7)%	3.32	x	3.68	x	(0.36)	x	(10)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2023	2022	$	%	2023	2022	$	%
Revenues:
Resident fees and services	$1,159,449	$1,009,999	$149,450	15%	$2,291,134	$2,004,334	$286,800	14%
Interest income	2,095	1,683	412	24%	4,646	3,100	1,546	50%
Other income	2,895	59,528	(56,633)	(95)%	5,340	60,388	(55,048)	(91)%
Total revenues	1,164,439	1,071,210	93,229	9%	2,301,120	2,067,822	233,298	11%
Property operating expenses	885,187	789,299	95,888	12%	1,768,971	1,579,227	189,744	12%
NOI (1)	279,252	281,911	(2,659)	(1)%	532,149	488,595	43,554	9%
Other expenses:
Depreciation and amortization	220,428	201,178	19,250	10%	440,835	393,971	46,864	12%
Interest expense	16,136	7,481	8,655	116%	27,623	15,131	12,492	83%
Loss (gain) on extinguishment of debt, net	—	400	(400)	(100)%	—	385	(385)	(100)%
Provision for loan losses, net	1,867	342	1,525	446%	1,794	609	1,185	195%
Impairment of assets	—	—	—	n/a	12,629	—	12,629	n/a
Other expenses	8,060	29,249	(21,189)	(72)%	25,639	37,440	(11,801)	(32)%
	246,491	238,650	7,841	3%	508,520	447,536	60,984	14%
Income (loss) from continuing operations before income taxes and other items	32,761	43,261	(10,500)	(24)%	23,629	41,059	(17,430)	(42)%
Income (loss) from unconsolidated entities	(39,445)	(12,669)	(26,776)	(211)%	(55,034)	(30,451)	(24,583)	(81)%
Gain (loss) on real estate dispositions, net	(2,096)	(1,224)	(872)	(71)%	(1,263)	1,477	(2,740)	(186)%
Income from continuing operations	(8,780)	29,368	(38,148)	(130)%	(32,668)	12,085	(44,753)	(370)%
Net income (loss)	(8,780)	29,368	(38,148)	(130)%	(32,668)	12,085	(44,753)	(370)%
Less: Net income (loss) attributable to noncontrolling interests	(2,872)	(2,857)	(15)	(1)%	(6,189)	(8,238)	2,049	25%
Net income (loss) attributable to common stockholders	$(5,908)	$32,225	$(38,133)	(118)%	$(26,479)	$20,323	$(46,802)	(230)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Resident fees and services and property operating expenses increased for the three and six month periods ended June 30, 2023 compared to the same periods in the prior year primarily due to acquisitions outpacing dispositions during 2022 and year to date 2023. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to increase since the same period in the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2022	76.3%	77.1%	78.0%	78.3%
2023	79.0%	79.6%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly-owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in connection with the lease termination, during the three months ended June 30, 2022, we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income from the derecognition of the right of use asset and related lease liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	$	%	June 30, 2023	June 30, 2022	$	%
SSNOI (1)	$221,605	$186,931	$34,674	18.5%	$409,387	$343,464	$65,923	19.2%
(1) For the QTD Pool and YTD Pool, amounts relate to 674 and 661 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
During the six months ended June 30, 2023, we recorded impairment charges of $12,252,000 related to two held for sale properties for which the carrying values exceeded the estimated fair value less costs to sell and $377,000 related to one held for use property for which the carrying value exceeded the estimated fair value. No impairment was recorded during the same period in 2022. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
Depreciation and amortization fluctuates as a result of acquisitions, dispositions and transitions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
During the six months ended June 30, 2023, we completed five conversions representing $140,865,000 or $229,796 per unit. The following is a summary of our Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of June 30, 2023
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2023	5	853	$50,705	$196,623
2024	16	2,626	478,984	496,374
2025	1	409	64,449	21,939
TBD(2)	13			125,633
Total	35			$840,569

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
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$2,058,618	4.58%	$1,554,473	2.83%	$1,701,939	4.32%	$1,599,522	2.81%
Debt transferred	—	—%	—	—%	—	—%	32,478	4.79%
Debt issued	10,562	7.62%	4,959	3.40%	373,462	5.05%	10,344	3.23%
Debt assumed	20,448	3.53%	221,159	4.32%	26,930	3.70%	221,159	4.32%
Debt extinguished	(3,315)	4.02%	(60,916)	4.26%	(3,315)	4.02%	(155,563)	4.23%
Principal payments	(11,997)	3.71%	(11,515)	3.11%	(25,004)	3.84%	(24,513)	3.03%
Foreign currency	20,477	4.08%	(31,068)	3.01%	20,781	4.07%	(6,335)	2.97%
Ending balance	$2,094,793	4.71%	$1,677,092	3.34%	$2,094,793	4.71%	$1,677,092	3.34%

Monthly averages	$2,081,643	4.62%	$1,605,163	2.92%	$1,952,094	4.54%	$1,605,943	2.88%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Income from unconsolidated entities during the six months ended June 30, 2023 includes an impairment charge of $27,708,000 related to an unconsolidated management company. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2023	2022	$	%	2023	2022	$	%
Revenues:
Rental income	$198,916	$197,182	$1,734	1%	$401,335	$393,183	$8,152	2%
Interest income	36,520	35,392	1,128	3%	70,283	72,898	(2,615)	(4)%
Other income	66,692	1,786	64,906	n/a	68,575	3,442	65,133	n/a
Total revenues	302,128	234,360	67,768	29%	540,193	469,523	70,670	15%
Property operating expenses	10,598	11,491	(893)	(8)%	22,321	22,702	(381)	(2)%
NOI (1)	291,530	222,869	68,661	31%	517,872	446,821	71,051	16%
Other expenses:
Depreciation and amortization	55,234	49,561	5,673	11%	109,762	103,065	6,697	6%
Interest expense	(795)	320	(1,115)	(348)%	(810)	634	(1,444)	(228)%
Loss (gain) on derivatives and financial instruments, net	1,280	(1,407)	2,687	191%	2,210	1,171	1,039	89%
Provision for loan losses, net	591	(176)	767	436%	1,441	(1,241)	2,682	216%
Impairment of assets	1,086	—	1,086	n/a	1,086	—	1,086	n/a
Other expenses	818	463	355	77%	3,285	11,507	(8,222)	(71)%
	58,214	48,761	9,453	19%	116,974	115,136	1,838	2%
Income (loss) from continuing operations before income taxes and other items	233,316	174,108	59,208	34%	400,898	331,685	69,213	21%
Income (loss) from unconsolidated entities	(630)	5,874	(6,504)	(111)%	7,802	21,417	(13,615)	(64)%
Gain (loss) on real estate dispositions, net	(72)	(2,129)	2,057	97%	448	18,320	(17,872)	(98)%
Income from continuing operations	232,614	177,853	54,761	31%	409,148	371,422	37,726	10%
Net income	232,614	177,853	54,761	31%	409,148	371,422	37,726	10%
Less: Net income (loss) attributable to noncontrolling interests	6,187	7,241	(1,054)	(15)%	12,090	14,306	(2,216)	(15)%
Net income attributable to common stockholders	$226,427	$170,612	$55,815	33%	$397,058	$357,116	$39,942	11%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended June 30, 2023, we had 26 leases with rental rate increases ranging from 0.72% to 68.87% in our Triple-net portfolio.
As part of the substantial exit of the Genesis HealthCare operating relationship, which we disclosed on March 2, 2021, we transitioned the sublease of a portfolio of seven facilities from Genesis HealthCare to Complete Care Management in the second quarter of 2021. As part of the March 2021 transaction, we entered into a forward sale agreement for the seven properties valued at $182,618,000, which was expected to close when the Welltower-held purchase option became exercisable. As of March 31, 2023, the right of use assets related to the properties were $115,359,000 and were reflected as held for sale with the corresponding lease liabilities of $66,530,000 on our Consolidated Balance Sheet.
On May 1, 2023, we executed a series of transactions that included the assignment of the leasehold interest to a newly formed tri-party unconsolidated joint venture with Aurora Health Network, Peace Capital (an affiliate of Complete Care Management) and us, and culminated with the closing of the purchase option by the joint venture. The transactions resulted in net cash proceeds to us of $104,240,000 after our retained interest of $11,571,000 in the joint venture and a gain from the loss of control and derecognition of the leasehold interest of $65,485,000, which we recorded in other income within our Consolidated Statements of Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	$	%	June 30, 2023	June 30, 2022	$	%
SSNOI (1)	$113,237	$109,263	$3,974	3.6%	$225,804	$220,956	$4,848	2.2%
(1) For the QTD Pool and YTD Pool, amounts relate to 375 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the three months ended June 30, 2023, we recorded impairment charges of $1,086,000 related to one held for sale property. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
During the six months ended June 30, 2023, there was one Triple-net construction project completed representing $141,142,000 or $738,963 per unit.

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

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$38,949	4.39%	$39,837	4.39%	$39,179	4.39%	$72,536	4.57%
Debt transferred	—	—%	—	—%	—	—%	(32,478)	4.79%
Principal payments	(226)	4.37%	(215)	4.37%	(456)	4.37%	(436)	4.37%
Ending balance	$38,723	4.39%	$39,622	4.39%	$38,723	4.39%	$39,622	4.39%

Monthly averages	$38,798	4.39%	$39,693	4.39%	$38,914	4.39%	$39,804	4.39%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The decrease in income from unconsolidated entities during the three and six month periods is primarily related to the restructure of an unconsolidated joint venture into a consolidated structure. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2023	2022	$	%	2023	2022	$	%
Revenues:
Rental income	$184,523	$164,229	$20,294	12%	$366,163	$324,618	$41,545	13%
Interest income	95	65	30	46%	186	136	50	37%
Other income	1,574	2,028	(454)	(22)%	4,674	4,891	(217)	(4)%
Total revenues	186,192	166,322	19,870	12%	371,023	329,645	41,378	13%
Property operating expenses	58,697	50,648	8,049	16%	117,062	100,563	16,499	16%
NOI (1)	127,495	115,674	11,821	10%	253,961	229,082	24,879	11%
Other expenses:
Depreciation and amortization	66,283	59,556	6,727	11%	130,460	117,347	13,113	11%
Interest expense	3,152	4,531	(1,379)	(30)%	7,256	9,098	(1,842)	(20)%
Loss (gain) on extinguishment of debt, net	1	4	(3)	(75)%	6	7	(1)	(14)%
Provision for loan losses, net	(2)	(1)	(1)	(100)%	(2)	(7)	5	71%
Other expenses	647	207	440	213%	1,194	996	198	20%
	70,081	64,297	5,784	9%	138,914	127,441	11,473	9%
Income (loss) from continuing operations before income taxes and other items	57,414	51,377	6,037	12%	115,047	101,641	13,406	13%
Income (loss) from unconsolidated entities	(257)	(263)	6	2%	(171)	(908)	737	81%
Gain (loss) on real estate dispositions, net	—	(179)	179	100%	(606)	(395)	(211)	(53)%
Income from continuing operations	57,157	50,935	6,222	12%	114,270	100,338	13,932	14%
Net income (loss)	57,157	50,935	6,222	12%	114,270	100,338	13,932	14%
Less: Net income (loss) attributable to noncontrolling interests	309	1,498	(1,189)	(79)%	991	3,640	(2,649)	(73)%
Net income (loss) attributable to common stockholders	$56,848	$49,437	$7,411	15%	$113,279	$96,698	$16,581	17%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2022 and the year to date in 2023. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended June 30, 2023, our consolidated outpatient medical portfolio signed 167,629 square feet of new leases and 308,781 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $34.36 per square foot and tenant improvement and lease commission costs of $28.75 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.5% to 28.0%.
The fluctuations in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2022 and year to date in 2023. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	$	%	June 30, 2023	June 30, 2022	$	%
SSNOI (1)	$112,733	$109,635	$3,098	2.8%	$221,050	$215,945	$5,105	2.4%
(1) For the QTD Pool and YTD Pool, amounts relate to 374 and 370 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
During the six months ended June 30, 2023, we completed two conversions representing $21,173,000 or $425 per square foot. The following is a summary of the consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2023
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2023	2	195,276	$58,360	$58,555
2024	4	279,332	97,156	43,332
TBD(1)	2			36,996
Total	8			$138,883

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$409,241	4.43%	$521,331	3.51%	$388,836	4.38%	$530,254	3.49%
Debt assumed	—	—%	—	—%	46,741	3.54%	—	—%
Debt extinguished	(44,550)	3.69%	(34,767)	3.79%	(69,181)	3.99%	(40,941)	3.84%
Principal payments	(1,616)	4.30%	(2,652)	4.37%	(3,321)	4.29%	(5,401)	4.39%
Ending balance	$363,075	4.68%	$483,912	3.68%	$363,075	4.68%	$483,912	3.68%

Monthly averages	$386,125	4.57%	$507,966	3.64%	$397,993	4.49%	$517,179	3.57%
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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2023	2022	$	%	2023	2022	$	%
Revenues:
Other income	$12,719	$644	$12,075	n/a	$13,871	$1,250	$12,621	n/a
Total revenues	12,719	644	12,075	n/a	13,871	1,250	12,621	n/a
Property operating expenses	4,190	2,645	1,545	58%	8,071	5,260	2,811	53%
Consolidated net operating income (loss) (1)	8,529	(2,001)	10,530	526%	5,800	(4,010)	9,810	245%
Expenses:
Interest expense	133,844	115,418	18,426	16%	262,671	224,583	38,088	17%
General and administrative expenses	44,287	36,554	7,733	21%	88,658	74,260	14,398	19%
Loss (gain) on extinguishment of debt, net	—	199	(199)	(100)%	—	199	(199)	(100)%
Other expenses	1,544	5,247	(3,703)	(71)%	3,696	11,292	(7,596)	(67)%
	179,675	157,418	22,257	14%	355,025	310,334	44,691	14%
Loss from continuing operations before income taxes and other items	(171,146)	(159,419)	(11,727)	(7)%	(349,225)	(314,344)	(34,881)	(11)%
Income tax benefit (expense)	(3,503)	(3,065)	(438)	(14)%	(6,548)	(8,078)	1,530	19%
Loss from continuing operations	(174,649)	(162,484)	(12,165)	(7)%	(355,773)	(322,422)	(33,351)	(10)%
Net loss attributable to common stockholders	$(174,649)	$(162,484)	$(12,165)	(7)%	$(355,773)	$(322,422)	$(33,351)	(10)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The increase in other income for the three and six month periods ended June 30, 2023 is primarily due to interest earned on deposits. Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,	June 30,			June 30,	June 30,
	2023	2022	$	%	2023	2022	$	%
Senior unsecured notes	$125,451	$106,431	$19,020	18%	$246,265	$207,670	$38,595	19%
Unsecured credit facility and commercial paper program	1,467	4,088	(2,621)	(64)%	3,873	6,866	(2,993)	(44)%
Loan expense	6,926	4,899	2,027	41%	12,533	10,047	2,486	25%
Totals	$133,844	$115,418	$18,426	16%	$262,671	$224,583	$38,088	17%
The change in interest expense on senior unsecured notes is due to the net effect of issuances and extinguishments, as well as the movement in foreign exchange rates and related hedge activity. Please refer to Note 11 to our unaudited consolidated financial statements for additional information. The change in interest expense on our unsecured revolving credit facility and commercial paper program is due primarily to the net effect and timing of draws, paydowns and variable interest rate changes. Please refer to Note 10 to our unaudited consolidated financial statements for additional information regarding our unsecured revolving credit facility and commercial paper program. Loan expenses represent the amortization of costs incurred in connection with senior unsecured notes issuances.
General and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2023 and 2022 were 2.75% and 2.59%, respectively. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2023	2023	2022	2022	2022	2022
Net income (loss) attributable to common stockholders	$103,040	$25,673	$(3,728)	$(6,767)	$89,784	$61,925
Depreciation and amortization	341,945	339,112	342,286	353,699	310,295	304,088
Impairment of assets	1,086	12,629	13,146	4,356	—	—
Loss (gain) on real estate dispositions, net	2,168	(747)	4,423	(1,064)	3,532	(22,934)
Noncontrolling interests	(12,841)	(13,327)	(13,989)	(14,614)	(13,173)	(14,753)
Unconsolidated entities	30,784	22,722	15,847	27,253	19,150	19,309
FFO	$466,182	$386,062	$357,985	$362,863	$409,588	$347,635

Average diluted shares outstanding
For net income (loss) purposes	501,970	494,494	483,305	463,366	457,082	449,802
For FFO purposes	501,970	494,494	486,419	466,950	457,082	449,802

Per diluted share data:
Net income attributable to common stockholders(1)	$0.20	$0.05	$(0.01)	$(0.01)	$0.20	$0.14
FFO	$0.93	$0.78	$0.74	$0.78	$0.90	$0.77

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30,	June 30,
FFO Reconciliations:	2023	2022
Net income attributable to common stockholders	$128,713	$151,709
Depreciation and amortization	681,057	614,383
Impairment of assets	13,715	—
Loss (gain) on real estate dispositions, net	1,421	(19,402)
Noncontrolling interests	(26,168)	(27,926)
Unconsolidated entities	53,506	38,459
FFO	$852,244	$757,223

Average diluted common shares outstanding:	498,305	453,455

Per diluted share data:
Net income attributable to common stockholders(1)	$0.26	$0.33
FFO	$1.71	$1.67

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The table below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2023	2023	2022	2022	2022	2022
Net income (loss)	$106,342	$28,635	$1,798	$(2,653)	$95,672	$65,751
Loss (gain) on real estate dispositions, net	2,168	(747)	4,423	(1,064)	3,532	(22,934)
Loss (income) from unconsolidated entities	40,332	7,071	4,650	6,698	7,058	2,884
Income tax expense (benefit)	3,503	3,045	(4,088)	3,257	3,065	5,013
Other expenses	11,069	22,745	24,954	15,481	35,166	26,069
Impairment of assets	1,086	12,629	13,146	4,356	—	—
Provision for loan losses, net	2,456	777	10,469	490	165	(804)
Loss (gain) on extinguishment of debt, net	1	5	87	2	603	(12)
Loss (gain) on derivatives and financial instruments, net	1,280	930	258	6,905	(1,407)	2,578
General and administrative expenses	44,287	44,371	41,319	34,811	36,554	37,706
Depreciation and amortization	341,945	339,112	342,286	353,699	310,295	304,088
Interest expense	152,337	144,403	140,391	139,682	127,750	121,696
Consolidated net operating income (NOI)	$706,806	$602,976	$579,693	$561,664	$618,453	$542,035

NOI by segment:
Seniors Housing Operating	$279,252	$252,897	$234,091	$230,686	$281,911	$206,684
Triple-net	291,530	226,342	222,879	217,324	222,869	223,952
Outpatient Medical	127,495	126,466	124,421	119,257	115,674	113,408
Non-segment/corporate	8,529	(2,729)	(1,698)	(5,603)	(2,001)	(2,009)
Total NOI	$706,806	$602,976	$579,693	$561,664	$618,453	$542,035

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended
	June 30, 2023	June 30, 2022
NOI Reconciliations:
Net income (loss)	$134,977	$161,423
Loss (gain) on real estate dispositions, net	1,421	(19,402)
Loss (income) from unconsolidated entities	47,403	9,942
Income tax expense (benefit)	6,548	8,078
Other expenses	33,814	61,235
Impairment of assets	13,715	—
Provision for loan losses, net	3,233	(639)
Loss (gain) on extinguishment of debt, net	6	591
Loss (gain) on derivatives and financial instruments, net	2,210	1,171
General and administrative expenses	88,658	74,260
Depreciation and amortization	681,057	614,383
Interest expense	296,740	249,446
Consolidated net operating income (NOI)	$1,309,782	$1,160,488

NOI by segment:
Seniors Housing Operating	$532,149	$488,595
Triple-net	517,872	446,821
Outpatient Medical	253,961	229,082
Non-segment/corporate	5,800	(4,010)
Total NOI	$1,309,782	$1,160,488

The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	852	568	358	1,778	852	568	358	1,778
Unconsolidated properties	105	39	79	223	105	39	79	223
Total properties	957	607	437	2,001	957	607	437	2,001
Recent acquisitions/development conversions(1)	(88)	(13)	(41)	(142)	(102)	(13)	(45)	(160)
Under development	(33)	—	(7)	(40)	(32)	—	(7)	(39)
Under redevelopment(2)	(8)	(6)	(4)	(18)	(8)	(6)	(4)	(18)
Current held for sale	(31)	(40)	(2)	(73)	(31)	(40)	(2)	(73)
Land parcels, loans and subleases	(21)	(8)	(9)	(38)	(21)	(8)	(9)	(38)
Transitions(3)	(89)	(163)	—	(252)	(89)	(163)	—	(252)
Other(4)	(13)	(2)	—	(15)	(13)	(2)	—	(15)
Same store properties	674	375	374	1,423	661	375	370	1,406

(1) Acquisitions and development conversions will enter the QTD Pool five full quarters and the YTD Pool six full quarters after acquisition or certificate of occupancy.
(2) Redevelopment properties will enter the QTD Pool after five full quarters and the YTD Pool after six full quarters of operations post redevelopment completion.
(3) Transitioned properties will enter the QTD Pool after five full quarters and the YTD Pool after six full quarters of operations with the new operator in place or under the new structure.
(4) Represents properties that are either closed or being closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the respective pools (dollars in thousands):

	QTD Pool		YTD Pool
	Three Months Ended		Six Months Ended
SSNOI Reconciliations:	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Seniors Housing Operating:
Consolidated NOI	$279,252	$281,911	$532,149	$488,595
NOI attributable to unconsolidated investments	13,629	11,947	25,756	21,536
NOI attributable to noncontrolling interests	(15,974)	(70,074)	(32,235)	(91,304)
NOI attributable to non-same store properties	(54,225)	(35,269)	(114,911)	(71,637)
Non-cash NOI attributable to same store properties	(152)	(375)	(471)	(675)
Currency and ownership adjustments (1)	(925)	(1,209)	(901)	(3,051)
SSNOI at Welltower Share	221,605	186,931	409,387	343,464

Triple-net:
Consolidated NOI	291,530	222,869	517,872	446,821
NOI attributable to unconsolidated investments	6,864	6,788	16,158	12,511
NOI attributable to noncontrolling interests	(7,723)	(10,207)	(15,332)	(21,313)
NOI attributable to non-same store properties	(165,433)	(95,247)	(266,591)	(191,815)
Non-cash NOI attributable to same store properties	(11,200)	(13,999)	(25,268)	(22,515)
Currency and ownership adjustments (1)	(801)	(941)	(1,035)	(2,733)
SSNOI at Welltower Share	113,237	109,263	225,804	220,956

Outpatient Medical:
Consolidated NOI	127,495	115,674	253,961	229,082
NOI attributable to unconsolidated investments	4,657	4,910	9,592	9,740
NOI attributable to noncontrolling interests	(4,708)	(5,541)	(9,896)	(10,781)
NOI attributable to non-same store properties	(10,380)	(2,057)	(24,481)	(6,453)
Non-cash NOI attributable to same store properties	(4,319)	(3,788)	(8,293)	(6,655)
Currency and ownership adjustments (1)	(12)	437	167	1,012
SSNOI at Welltower Share	112,733	109,635	221,050	215,945

SSNOI at Welltower Share:
Seniors Housing Operating	221,605	186,931	409,387	343,464
Triple-net	113,237	109,263	225,804	220,956
Outpatient Medical	112,733	109,635	221,050	215,945
Total	$447,575	$405,829	$856,241	$780,365

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.37 and to translate U.K. properties at a GBP/USD rate of 1.20.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The tables below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2023		2023		2022		2022		2022		2022
Net income (loss)	$106,342		$28,635		$1,798		$(2,653)		$95,672		$65,751
Interest expense	152,337		144,403		140,391		139,682		127,750		121,696
Income tax expense (benefit)	3,503		3,045		(4,088)		3,257		3,065		5,013
Depreciation and amortization	341,945		339,112		342,286		353,699		310,295		304,088
EBITDA	$604,127		$515,195		$480,387		$493,985		$536,782		$496,548

Interest Coverage Ratio:
Interest expense	$152,337		$144,403		$140,391		$139,682		$127,750		$121,696
Non-cash interest expense	(5,824)		(5,083)		(4,280)		(6,759)		(6,606)		(4,109)
Capitalized interest	11,870		10,335		9,762		8,863		6,387		5,479
Total interest	158,383		149,655		145,873		141,786		127,531		123,066
EBITDA	$604,127		$515,195		$480,387		$493,985		$536,782		$496,548
Interest coverage ratio	3.81	x	3.44	x	3.29	x	3.48	x	4.21	x	4.03	x

Fixed Charge Coverage Ratio:
Total interest	$158,383		$149,655		$145,873		$141,786		$127,531		$123,066
Secured debt principal payments	13,839		14,942		13,989		13,775		14,382		15,968
Total fixed charges	172,222		164,597		159,862		155,561		141,913		139,034
EBITDA	$604,127		$515,195		$480,387		$493,985		$536,782		$496,548
Fixed charge coverage ratio	3.51	x	3.13	x	3.01	x	3.18	x	3.78	x	3.57	x

	Six Months Ended
EBITDA Reconciliations:	June 30, 2023		June 30, 2022
Net income (loss)	$134,977		$161,423
Interest expense	296,740		249,446
Income tax expense (benefit)	6,548		8,078
Depreciation and amortization	681,057		614,383
EBITDA	$1,119,322		$1,033,330

Interest Coverage Ratio:
Interest expense	$296,740		$249,446
Non-cash interest expense	(10,907)		(10,715)
Capitalized interest	22,205		11,866
Total interest	308,038		250,597
EBITDA	$1,119,322		$1,033,330
Interest coverage ratio	3.63	x	4.12	x

Fixed Charge Coverage Ratio:
Total interest	$308,038		$250,597
Secured debt principal payments	28,781		30,350
Total fixed charges	336,819		280,947
EBITDA	$1,119,322		$1,033,330
Fixed charge coverage ratio	3.32	x	3.68	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented. Dollars are in thousands.

	Twelve Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2023		2023		2022		2022		2022		2022
Net income	$134,122		$123,452		$160,568		$224,964		$417,953		$368,038
Interest expense	576,813		552,226		529,519		510,976		493,816		488,407
Income tax expense (benefit)	5,717		5,279		7,247		13,386		15,069		9,783
Depreciation and amortization	1,377,042		1,345,392		1,310,368		1,252,583		1,166,638		1,097,228
EBITDA	2,093,694		2,026,349		2,007,702		2,001,909		2,093,476		1,963,456
Loss (income) from unconsolidated entities	58,751		25,477		21,290		28,814		37,948		38,866
Stock-based compensation expense	32,299		27,709		26,027		22,402		20,766		18,994
Loss (gain) on extinguishment of debt, net	95		697		680		(497)		(504)		54,505
Loss (gain) on real estate dispositions, net	4,780		6,144		(16,043)		(32,139)		(151,029)		(199,229)
Impairment of assets	31,217		30,131		17,502		6,713		3,847		27,539
Provision for loan losses, net	14,192		11,098		10,320		(188)		(949)		5,083
Loss (gain) on derivatives and financial instruments, net	9,373		5,751		8,334		7,246		(7,737)		(6,689)
Other expenses	74,249		98,346		101,670		92,199		80,293		56,814
Lease termination and leasehold interest adjustment (1)	(65,485)		(56,397)		(64,854)		(63,454)		(64,094)		(7,697)
Casualty losses, net of recoveries	15,760		14,865		10,391		7,802		8,472		5,799
Other impairment (2)	—		(620)		(620)		(620)		(620)		—
Adjusted EBITDA	$2,268,925		$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441

Adjusted Interest Coverage Ratio:
Interest expense	$576,813		$552,226		$529,519		$510,976		$493,816		$488,407
Capitalized interest	40,830		35,347		30,491		26,054		21,860		20,335
Non-cash interest expense	(21,946)		(22,728)		(21,754)		(18,679)		(21,258)		(18,624)
Total interest	595,697		564,845		538,256		518,351		494,418		490,118
Adjusted EBITDA	$2,268,925		$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441
Adjusted interest coverage ratio	3.81	x	3.88	x	3.94	x	3.99	x	4.09	x	3.99	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$595,697		$564,845		$538,256		$518,351		$494,418		$490,118
Secured debt principal payments	56,545		57,088		58,114		61,002		64,267		65,600
Total fixed charges	652,242		621,933		596,370		579,353		558,685		555,718
Adjusted EBITDA	$2,268,925		$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441
Adjusted fixed charge coverage ratio	3.48	x	3.52	x	3.56	x	3.57	x	3.62	x	3.52	x

(1) Primarily relates to the derecognition of leasehold interests and the gain recognized in other income.
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

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2022	2022	2022	2022
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$654,715	$354,000	$299,968
Long-term debt obligations (1)	16,040,530	15,074,320	14,661,552	14,555,643	14,790,432	14,352,529
Cash and cash equivalents and restricted cash	(2,299,069)	(638,796)	(722,292)	(425,184)	(442,251)	(367,043)
Total net debt	13,741,461	14,435,524	13,939,260	14,785,174	14,702,181	14,285,454
Total equity and noncontrolling interests(2)	22,193,114	21,596,155	21,393,996	20,457,650	19,873,913	19,178,026
Book capitalization	$35,934,575	$36,031,679	$35,333,256	$35,242,824	$34,576,094	$33,463,480
Net debt to book capitalization ratio	38%	40%	39%	42%	43%	43%

Undepreciated book capitalization:
Total net debt	$13,741,461	$14,435,524	$13,939,260	$14,785,174	$14,702,181	$14,285,454
Accumulated depreciation and amortization	8,599,622	8,417,151	8,075,733	7,687,077	7,437,779	7,215,622
Total equity and noncontrolling interests(2)	22,193,114	21,596,155	21,393,996	20,457,650	19,873,913	19,178,026
Undepreciated book capitalization	$44,534,197	$44,448,830	$43,408,989	$42,929,901	$42,013,873	$40,679,102
Net debt to undepreciated book capitalization ratio	31%	32%	32%	34%	35%	35%

Market capitalization:
Common shares outstanding	508,159	496,295	490,509	472,517	463,369	453,948
Period end share price	$80.89	$71.69	$65.55	$64.32	$82.35	$96.14
Common equity market capitalization	$41,104,982	$35,579,389	$32,152,865	$30,392,293	$38,158,437	$43,642,561
Total net debt	13,741,461	14,435,524	13,939,260	14,785,174	14,702,181	14,285,454
Noncontrolling interests(2)	988,673	1,148,000	1,099,182	1,288,343	1,317,733	1,282,450
Market capitalization	$55,835,116	$51,162,913	$47,191,307	$46,465,810	$54,178,351	$59,210,465
Net debt to market capitalization ratio	25%	28%	30%	32%	27%	24%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	June 30, 2023		December 31, 2022
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$12,296,168	$(515,313)	$10,839,782	$(488,159)
Secured debt	1,738,697	(59,275)	1,448,567	(36,654)
Totals	$14,034,865	$(574,588)	$12,288,349	$(524,813)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At June 30, 2023, we had $2,156,830,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $21,568,000. At December 31, 2022, we had $2,426,134,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $24,261,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2023, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $6,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2023		December 31, 2022
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$97,983	$15,207	$190,418	$14,238
Debt designated as hedges	1,523,381	15,234	1,452,832	14,528
Totals	$1,621,364	$30,441	$1,643,250	$28,766
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2023, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the second quarter ended June 30, 2023 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2023 through April 30, 2023	1,871	$70.83	—	$3,000,000,000
May 1, 2023 through May 31, 2023	225	68.75	—	3,000,000,000
June 1, 2023 through June 30, 2023	—	—	—	3,000,000,000
Totals	2,096	$70.60	—	$3,000,000,000
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended June 30, 2023.
Item 5. Other Information
None.

Item 6. Exhibits

4.1
Indenture, dated May 11, 2023, by and among Welltower OP LLC, Welltower Inc. and the Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed May 11, 2023 (File No. 001-08923) and incorporated by reference herein).

4.2
Form of Global Note (filed with the Commission as Exhibit 4.2 and included as part of Exhibit 4.1 to the Company's Form 8-K filed May 11, 2023 (File No. 001-08923) and incorporated by reference herein).

10.1
Registration Rights Agreement, dated as of May 11, 2023, by and among Welltower OP LLC, Welltower Inc. and the initial purchasers party thereto (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed May 11, 2023 (File No. 001-08923) and incorporated by reference herein).

10.2
Equity Distribution Agreement, dated as of May 3, 2023, among Welltower Inc., Welltower OP LLC, the sales agents and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company's Form 8-K filed May 3, 2023 (File No. 001-08923) and incorporated by reference herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	August 1, 2023	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2023	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2023	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)