Form 10-Q
period 2023-09-30
WELLTOWER INC.
filed 2023-10-31
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 27, 2023, Welltower Inc. had 535,969,121 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2023 (Unaudited)	December 31, 2022 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$4,373,058	$4,249,834
Buildings and improvements	35,010,855	33,651,336
Acquired lease intangibles	1,961,799	1,945,458
Real property held for sale, net of accumulated depreciation	355,380	133,058
Construction in progress	1,338,076	1,021,080
Less accumulated depreciation and amortization	(8,868,627)	(8,075,733)
Net real property owned	34,170,541	32,925,033
Right of use assets, net	338,693	323,942
Real estate loans receivable, net of credit allowance	1,181,265	890,844
Net real estate investments	35,690,499	34,139,819
Other assets:
Investments in unconsolidated entities	1,568,096	1,499,790
Goodwill	68,321	68,321
Cash and cash equivalents	2,582,037	631,681
Restricted cash	104,674	90,611
Straight-line rent receivable	405,154	322,173
Receivables and other assets	1,235,921	1,140,838
Total other assets	5,964,203	3,753,414
Total assets	$41,654,702	$37,893,233

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	13,453,985	12,437,273
Secured debt	2,380,253	2,110,815
Lease liabilities	365,115	415,824
Accrued expenses and other liabilities	1,636,730	1,535,325
Total liabilities	17,836,083	16,499,237
Redeemable noncontrolling interests	244,793	384,443
Equity:
Common stock	533,918	491,919
Capital in excess of par value	30,056,076	26,742,750
Treasury stock	(112,313)	(111,001)
Cumulative net income	9,061,133	8,804,950
Cumulative dividends	(16,435,416)	(15,514,097)
Accumulated other comprehensive income (loss)	(149,362)	(119,707)
Total Welltower Inc. stockholders’ equity	22,954,036	20,294,814
Noncontrolling interests	619,790	714,739
Total equity	23,573,826	21,009,553
Total liabilities and equity	$41,654,702	$37,893,233
Note: The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Resident fees and services	$1,199,808	$1,068,706	$3,490,942	$3,073,040
Rental income	384,507	361,983	1,152,005	1,079,784
Interest income	42,220	37,791	117,335	113,925
Other income	35,478	5,364	127,938	75,335
Total revenues	1,662,013	1,473,844	4,888,220	4,342,084

Expenses:
Property operating expenses	995,273	912,180	2,911,698	2,619,932
Depreciation and amortization	339,314	353,699	1,020,371	968,082
Interest expense	156,532	139,682	453,272	389,128
General and administrative expenses	46,106	34,811	134,764	109,071
Loss (gain) on derivatives and financial instruments, net	2,885	6,905	5,095	8,076
Loss (gain) on extinguishment of debt, net	1	2	7	593
Provision for loan losses, net	4,059	490	7,292	(149)
Impairment of assets	7,388	4,356	21,103	4,356
Other expenses	38,220	15,481	72,034	76,716
Total expenses	1,589,778	1,467,606	4,625,636	4,175,805

Income (loss) from continuing operations before income taxes and other items	72,235	6,238	262,584	166,279
Income tax (expense) benefit	(4,584)	(3,257)	(11,132)	(11,335)
Income (loss) from unconsolidated entities	(4,031)	(6,698)	(51,434)	(16,640)
Gain (loss) on real estate dispositions, net	71,102	1,064	69,681	20,466
Income (loss) from continuing operations	134,722	(2,653)	269,699	158,770

Net income (loss)	134,722	(2,653)	269,699	158,770
Less: Net income (loss) attributable to noncontrolling interests(1)	7,252	4,114	13,516	13,828
Net income (loss) attributable to common stockholders	$127,470	$(6,767)	$256,183	$144,942

Weighted average number of common shares outstanding:
Basic	521,848	463,366	504,420	455,074
Diluted	525,138	463,366	507,353	457,999

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.26	$(0.01)	$0.53	$0.35
Net income (loss) attributable to common stockholders	$0.24	$(0.01)	$0.51	$0.32

Diluted:
Income (loss) from continuing operations	$0.26	$(0.01)	$0.53	$0.35
Net income (loss) attributable to common stockholders(2)	$0.24	$(0.01)	$0.50	$0.32

Dividends declared and paid per common share	$0.61	$0.61	$1.83	$1.83
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$134,722	$(2,653)	$269,699	$158,770

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(165,186)	(372,494)	35,098	(746,165)
Derivative and financial instruments designated as hedges gain (loss)	106,449	417,567	(49,173)	753,588
Total other comprehensive income (loss)	(58,737)	45,073	(14,075)	7,423

Total comprehensive income (loss)	75,985	42,420	255,624	166,193
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	2,283	(20,741)	16,410	(24,798)
Total comprehensive income (loss) attributable to common stockholders	$73,702	$63,161	$239,214	$190,991

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2023
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2023	$491,919	$26,742,750	$(111,001)	$8,804,950	$(15,514,097)	$(119,707)	$714,739	$21,009,553
Comprehensive income:
Net income (loss)				25,673			2,688	28,361
Other comprehensive income (loss)						8,148	3,023	11,171
Total comprehensive income								39,532
Net change in noncontrolling interests		(8,304)					29,648	21,344
Adjustment to members' interest from change in ownership in Welltower OP		(6,139)					6,139	—
Redemption of OP Units and DownREIT Units	272	17,515					(432)	17,355
Amounts related to stock incentive plans, net of forfeitures	134	9,330	(1,924)					7,540
Net proceeds from issuance of common stock	5,603	404,862						410,465
Dividends paid:
Common stock dividends					(301,829)			(301,829)
Balances at March 31, 2023	$497,928	$27,160,014	$(112,925)	$8,830,623	$(15,815,926)	$(111,559)	$755,805	$21,203,960
Comprehensive income:
Net income (loss)				103,040			3,505	106,545
Other comprehensive income (loss)						28,651	4,410	33,061
Total comprehensive income								139,606
Net change in noncontrolling interests		8,579				(12,686)	(149,013)	(153,120)
Adjustment to members' interest from change in ownership in Welltower OP		(4,794)					4,794	—
Redemption of OP Units and DownREIT Units	1	18					(19)	—
Amounts related to stock incentive plans, net of forfeitures	43	11,088	893					12,024
Net proceeds from issuance of common stock	11,833	910,392						922,225
Dividends paid:
Common stock dividends					(300,772)			(300,772)
Balances at June 30, 2023	$509,805	$28,085,297	$(112,032)	$8,933,663	$(16,116,698)	$(95,594)	$619,482	$21,823,923
Comprehensive income:
Net income (loss)				127,470			6,586	134,056
Other comprehensive income (loss)						(53,768)	(4,330)	(58,098)
Total comprehensive income								75,958
Net change in noncontrolling interests		56,824					(2,829)	53,995
Adjustment to members' interest from change in ownership in Welltower OP		(3,431)					3,431	—
Redemption of OP Units and DownREIT Units	62	2,488					(2,550)	—
Amounts related to stock incentive plans, net of forfeitures	8	8,810	(281)					8,537
Net proceeds from issuance of common stock	24,043	1,906,088						1,930,131
Dividends paid:
Common stock dividends					(318,718)			(318,718)
Balances at September 30, 2023	$533,918	$30,056,076	$(112,313)	$9,061,133	$(16,435,416)	$(149,362)	$619,790	$23,573,826

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2022
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2022	$448,605	$23,133,641	$(107,750)	$8,663,736	$(14,380,915)	$(121,316)	$960,578	$18,596,579
Comprehensive income:
Net income (loss)				61,925			2,752	64,677
Other comprehensive income (loss)						(17,156)	1,465	(15,691)
Total comprehensive income								48,986
Net change in noncontrolling interests		(63,026)					(128,305)	(191,331)
Amounts related to stock incentive plans, net of forfeitures	166	7,279	(4,768)					2,677
Net proceeds from issuance of common stock	6,605	542,218						548,823
Dividends paid:
Common stock dividends					(273,668)			(273,668)
Balances at March 31, 2022	$455,376	$23,620,112	$(112,518)	$8,725,661	$(14,654,583)	$(138,472)	$836,490	$18,732,066
Comprehensive income:
Net income (loss)				89,785			4,409	94,194
Other comprehensive income (loss)						(6,724)	(15,116)	(21,840)
Total comprehensive income								72,354
Net change in noncontrolling interests		(6,760)					118,793	112,033
Adjustment to members' interest from change in ownership in Welltower OP		46,861					(46,861)	—
Amounts related to stock incentive plans, net of forfeitures	20	6,551	827					7,398
Net proceeds from issuance of common stock	9,382	798,277						807,659
Dividends paid:
Common stock dividends					(277,615)			(277,615)
Balances at June 30, 2022	$464,778	$24,465,041	$(111,691)	$8,815,446	$(14,932,198)	$(145,196)	$897,715	$19,453,895
Comprehensive income:
Net income (loss)				(6,768)			2,876	(3,892)
Other comprehensive income (loss)						69,929	(23,029)	46,900
Total comprehensive income								43,008
Net change in noncontrolling interests		(2,400)					12,801	10,401
Adjustment to members' interest from change in ownership in Welltower OP		2,779					(2,779)	—
Redemption of OP Units and DownREIT Units	5	201					(206)	—
Amounts related to stock incentive plans, net of forfeitures	3	6,151	(81)					6,073
Net proceeds from issuance of common stock	9,144	817,660						826,804
Dividends paid:
Common stock dividends					(283,496)			(283,496)
Balances at September 30, 2022	$473,930	$25,289,432	$(111,772)	$8,808,678	$(15,215,694)	$(75,267)	$887,378	$20,056,685

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$269,699	$158,770
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,020,371	968,082
Other amortization expenses	31,002	20,643
Provision for loan losses, net	7,292	(149)
Impairment of assets	21,103	4,356
Stock-based compensation expense	28,781	19,456
Loss (gain) on derivatives and financial instruments, net	5,095	8,076
Loss (gain) on extinguishment of debt, net	7	593
Loss (income) from unconsolidated entities	51,434	16,640
Rental income less than (in excess of) cash received	(96,345)	(79,571)
Amortization related to above (below) market leases, net	(436)	(1,199)
Loss (gain) on real estate dispositions, net	(69,681)	(20,466)
Loss (gain) on loss of control of subsidiary	(65,485)	—
Distributions by unconsolidated entities	9,055	8,648
Increase (decrease) in accrued expenses and other liabilities	95,695	96,250
Decrease (increase) in receivables and other assets	(76,228)	(124,807)
Net cash provided from (used in) operating activities	1,231,359	1,075,322

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(1,073,627)	(2,292,998)
Cash disbursed for capital improvements to existing properties	(334,090)	(315,835)
Cash disbursed for construction in progress	(730,712)	(463,465)
Capitalized interest	(36,152)	(20,729)
Investment in loans receivable	(328,554)	(133,179)
Principal collected on loans receivable	68,404	172,380
Other investments, net of payments	(95,366)	(62,625)
Contributions to unconsolidated entities	(267,359)	(390,493)
Distributions by unconsolidated entities	145,985	34,256
Proceeds from (payments on) derivatives	3,933	63,747
Proceeds from sales of real property	83,984	124,431
Net cash provided from (used in) investing activities	(2,563,554)	(3,284,510)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	329,780
Net proceeds from issuance of senior unsecured notes	1,011,780	1,040,232
Net proceeds from the issuance of secured debt	381,369	89,804
Payments on secured debt	(439,027)	(320,377)
Net proceeds from the issuance of common stock	3,265,056	2,184,953
Payments for deferred financing costs and prepayment penalties	(7,619)	(4,881)
Contributions by noncontrolling interests(1)	211,071	47,503
Distributions to noncontrolling interests(1)	(179,476)	(221,754)
Cash distributions to stockholders	(922,288)	(833,296)
Other financing activities	(9,763)	(7,730)
Net cash provided from (used in) financing activities	3,311,103	2,304,234
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(14,489)	(16,617)
Increase (decrease) in cash, cash equivalents and restricted cash	1,964,419	78,429
Cash, cash equivalents and restricted cash at beginning of period	722,292	346,755
Cash, cash equivalents and restricted cash at end of period	$2,686,711	$425,184

Supplemental cash flow information:
Interest paid	$422,327	$364,345
Income taxes paid (received), net	4,092	6,725

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
As of May 24, 2022, we are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.733% for the nine months ended September 30, 2023. As of September 30, 2023, Welltower owned 99.751% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.249% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily an indication of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Impact of COVID-19 Pandemic & Government Grants
The extent to which the COVID-19 pandemic impacts our operations and those of our operators and tenants in the future is uncertain and cannot be predicted with confidence. We have received government grants under the CARES Act, as well as under similar programs in the U.K. and Canada, primarily to cover increased expenses and lost revenue during the COVID-19 pandemic. We recognized $4,912,000 and $20,067,000 during the three and nine months ended September 30, 2023, respectively, as compared to $5,573,000 and $33,137,000 during the three and nine months ended September 30, 2022, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income. The amount of qualifying expenditures and lost revenue exceeded grant income recognized and we believe we have complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts are subject to recapture.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023				September 30, 2022
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$58,049	$58,797	$72,992	$189,838	$199,892	$—	$65,688	$265,580
Buildings and improvements	411,273	430,041	314,892	1,156,206	1,988,999	172	249,660	2,238,831
Acquired lease intangibles	25,617	—	45,936	71,553	109,049	—	33,978	143,027
Construction in progress	165,934	—	—	165,934	108,141	—	—	108,141
Right of use assets, net	16,539	—	927	17,466	169	—	3,852	4,021
Total net real estate assets	677,412	488,838	434,747	1,600,997	2,406,250	172	353,178	2,759,600
Receivables and other assets	16,789	—	545	17,334	10,410	—	460	10,870
Total assets acquired(1)	694,201	488,838	435,292	1,618,331	2,416,660	172	353,638	2,770,470
Secured debt	(292,160)	—	(40,953)	(333,113)	(219,067)	—	—	(219,067)
Lease liabilities	(16,539)	—	(953)	(17,492)	—	—	(3,852)	(3,852)
Accrued expenses and other liabilities	(10,825)	—	(10,832)	(21,657)	(111,373)	—	(1,294)	(112,667)
Total liabilities acquired	(319,524)	—	(52,738)	(372,262)	(330,440)	—	(5,146)	(335,586)
Noncontrolling interests (2)	—	—	(775)	(775)	(115,112)	(4)	(975)	(116,091)
Non-cash acquisition related activity(3)	(171,667)	—	—	(171,667)	(25,795)	—	—	(25,795)
Cash disbursed for acquisitions	203,010	488,838	381,779	1,073,627	1,945,313	168	347,517	2,292,998
Construction in progress additions	450,205	25,646	297,862	773,713	343,000	64,091	75,460	482,551
Less: Capitalized interest	(28,289)	(2,416)	(5,447)	(36,152)	(16,464)	(3,088)	(1,177)	(20,729)
Accruals (4)	3,447	(2,692)	(7,604)	(6,849)	(2,809)	—	4,452	1,643
Cash disbursed for construction in progress	425,363	20,538	284,811	730,712	323,727	61,003	78,735	463,465
Capital improvements to existing properties	261,935	17,933	54,222	334,090	232,618	39,526	43,691	315,835
Total cash invested in real property, net of cash acquired	$890,308	$527,309	$720,812	$2,138,429	$2,501,658	$100,697	$469,943	$3,072,298
(1) Excludes $6,431,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2022.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests. For the nine months ended September 30, 2022, 1,227,000 OP Units were issued as a component of funding for certain transactions.
(3) Relates to the acquisition of assets recognized as investments in unconsolidated entities.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly-owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in connection with the lease termination, during the nine months ended September 30, 2022, we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income from the derecognition of the right of use asset and related lease liability.
During the three months ended September 30, 2023, we paid $69,606,000 to acquire the 45% redeemable noncontrolling ownership interest in two consolidated joint ventures with the Canadian Pension Plan Investment Board, which owned interests in ten medical office buildings. In conjunction with the transaction $118,256,000 was removed from redeemable noncontrolling interests with the difference recorded to capital in excess of par value on our Consolidated Balance Sheets. The transaction is excluded from the table above.
In October 2023, we purchased 12 Seniors Housing Operating properties in Canada for a total purchase price of $678 million through a 95% owned and consolidated partnership with Cogir Management Corporation owning the remaining 5%. In conjunction with this transaction, we assumed $59 million of secured debt.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Development projects:
Seniors Housing Operating	$280,333	$182,421
Triple-net	141,142	—
Outpatient Medical	30,071	—
Total development projects	451,546	182,421
Expansion projects	62,292	—
Total construction in progress conversions	$513,838	$182,421
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2023	December 31, 2022
Assets:
In place lease intangibles	$1,805,745	$1,817,580
Above market tenant leases	66,707	57,203
Lease commissions	89,347	70,675
Gross historical cost	1,961,799	1,945,458
Accumulated amortization	(1,575,962)	(1,484,048)
Net book value	$385,837	$461,410

Liabilities:
Below market tenant leases	$71,087	$77,985
Accumulated amortization	(47,171)	(52,701)
Net book value	$23,916	$25,284
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income related to (above)/below market tenant leases, net	$152	$358	$327	$1,094
Amortization related to in place lease intangibles and lease commissions	(47,556)	(60,176)	(157,481)	(158,364)
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At September 30, 2023, 18 Seniors Housing Operating properties and two Outpatient Medical properties with an aggregate real estate balance of $355,380,000 were classified as held for sale. In addition to the real property balances, secured debt balances of $166,312,000 and net other assets and (liabilities) of $37,072,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties are approximately $518,443,000, which includes non-cash consideration relating to 14 Canadian Revera properties discussed below.
During the nine months ended September 30, 2023, we recorded $15,401,000 of impairment charges related to four Seniors Housing Operating properties and one Triple-net property classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell, as well as $5,702,000 of impairment charges related to two Seniors Housing Operating properties and one Triple-net property classified as held for use for which the carrying value exceeded the estimated fair value. During the nine months ended September 30, 2022, we recorded $4,356,000 of impairment charges related to two Triple-net properties and one Outpatient Medical property classified as held for use for which the carrying value exceeded the estimated fair value.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of September

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
30, 2023 of $1,482,000 and $53,479,000 for the three and nine months ended September 30, 2023 and $(633,000) and $990,000 for the same periods in 2022, respectively.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Real estate dispositions:
Seniors Housing Operating(1)	$371,143	$13,470
Triple-net	6,391	89,827
Outpatient Medical	—	393
Total dispositions	377,534	103,690
Gain (loss) on real estate dispositions, net	69,681	20,466
Net other assets/(liabilities) disposed	(1,401)	275
Non-cash consideration	(361,830)	—
Cash proceeds from real estate dispositions	$83,984	$124,431
(1) Dispositions occurring in the nine months ended September 30, 2023 include the disposition of unconsolidated equity method investments related to Revera. See discussion below for further information.
Strategic Dissolution of Revera Joint Ventures
During the quarter ended June 30, 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions include acquiring the remaining interests in 110 properties from Revera, while simultaneously selling interests in 31 properties to Revera.
In June 2023, we closed the U.K. portfolio portion of the transaction through the acquisition of the remaining ownership interest in 29 properties previously held in two separate consolidated joint venture structures in which we owned 75% and 90% of the interests in exchange for the disposition to Revera of our interests in four properties. In addition, we received cash from Revera of $107,341,000 relating to the net settlement of loans previously made to the joint ventures. Operations for the 29 retained properties were transitioned to Avery Healthcare.
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
We closed the portion of the transactions predominantly related to the U.S. portfolio during the third quarter of 2023 through (i) the acquisition of the remaining interests in ten properties currently under development or recently developed by Sunrise Senior Living that were previously held within an equity method joint venture owned 34% by us and 66% by Revera, (ii) the disposition of our minority interests in 12 U.S. properties and one Canadian development project and (iii) the disposition of our 34% interest in the Sunrise Senior Living management company. We recorded net real estate investments of $479,525,000 related to the ten acquired and now consolidated properties, which was comprised of $31,456,000 of cash consideration and $448,069,000 of non-cash consideration. Non-cash consideration primarily includes $270,486,000 of assumed mortgage debt secured by the acquired properties, which was subsequently repaid in full by us immediately following the transaction, $47,734,000 of carryover investment from our prior 34% equity method ownership interest and $119,258,000 of fair value interests in the 13 properties transferred by us to Revera. We also derecognized $56,905,000 of equity method investments related to the 13 properties retained by Revera and recorded a gain on real estate dispositions of $62,075,000. In conjunction with this transaction, operations for two of the now wholly-owned properties, along with operations for 26 existing wholly-owned properties, transitioned to Oakmont Management Group. The non-cash investing activity with respect to the fair value of interests exchanged in the transaction, non-cash investing activity with respect to the carrying value of prior equity method interests now included in the basis of the acquired properties and non-cash financing activity with respect to the assumption of the secured mortgage debt have been excluded from our Consolidated Statements of Cash Flows. During the three months ended June 30, 2023, we also recognized an impairment charge of $28,708,000 in income from unconsolidated entities on our Consolidated Statements of Comprehensive Income calculated as the excess of the carrying value of our investment in the Sunrise Senior Living management company and compared to estimated sales proceeds for its sale, which were subsequently received when the transaction closed in July.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Canadian portfolio consists of 85 properties in a joint venture owned 75% by us and 25% by Revera. As a part of the transaction, we intend to acquire Revera's interest in 71 properties and sell our interests in the remaining 14 properties. To date, operations for 18 of the 71 retained properties have transitioned to new operators. We anticipate closing the remainder of the operator transitions and the real estate transaction at year end subject to customary closing conditions.
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
The components of lease expense were as follows for the periods presented (in thousands):

		Nine Months Ended
	Classification	September 30, 2023	September 30, 2022
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$16,663	$16,767
Non-real estate investment lease expense	General and administrative expenses	5,392	4,174
Finance lease cost:
Amortization of leased assets	Property operating expenses	4,774	4,927
Interest on lease liabilities	Interest expense	3,008	4,584
Sublease income	Rental income	(3,933)	(8,537)
Total		$25,904	$21,915
(1) Includes short-term leases which are immaterial.

Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	September 30, 2023	December 31, 2022
Right of use assets:
Operating leases - real estate	Right of use assets, net	$284,903	$287,984
Finance leases - real estate	Right of use assets, net	53,790	35,958
Real estate right of use assets, net		338,693	323,942
Operating leases - non-real estate investments	Receivables and other assets	7,528	10,119
Finance leases - held for sale (1)	Real property held for sale, net of accumulated depreciation	—	116,453
Total right of use assets, net		$346,221	$450,514

Lease liabilities:
Operating leases		$299,933	$302,360
Financing leases		65,182	113,464
Total		$365,115	$415,824

(1) During the nine months ended September 30, 2023, we contributed finance leases at seven properties previously classified as held for sale into a newly formed unconsolidated joint venture, which recognized the purchase option within the leases. See Note 5 for further discussion.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the nine months ended September 30, 2023, we wrote-off previously recognized straight-line rent receivable balances of $12,610,000 through a reduction of rental income, which relate to leases for which collection of substantially all contractual lease payments was no longer deemed probable.
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" (ASC 842), typically include some form of operating expense reimbursement by the tenant. For the nine months ended September 30, 2023, we recognized $1,152,005,000 of rental income related to operating leases, of which $163,980,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the nine months ended September 30, 2022, we recognized $1,079,784,000 of rental income related to operating leases, of which $145,541,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $341,172,000 and $304,338,000 for the nine months ended September 30, 2023 and 2022, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $29,976,000 and $22,878,000 as of September 30, 2023 and December 31, 2022, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	September 30, 2023	December 31, 2022
Mortgage loans	$961,268	$707,464
Other real estate loans	238,145	195,566
Allowance for credit losses on real estate loans receivable	(18,148)	(12,186)
Real estate loans receivable, net of credit allowance	1,181,265	890,844
Non-real estate loans	484,617	441,231
Allowance for credit losses on non-real estate loans receivable	(173,616)	(152,063)
Non-real estate loans receivable, net of credit allowance	311,001	289,168
Total loans receivable, net of credit allowance	$1,492,266	$1,180,012
The following is a summary of our loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Advances on loans receivable	$328,554	$133,179
Less: Receipts on loans receivable	68,404	172,380
Net cash advances (receipts) on loans receivable	$260,150	$(39,201)
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	September 30, 2023
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2023	$237,632	$(172,342)	$65,290	9
Collective loan pool	2007 - 2018	222,062	(2,952)	219,110	13
Collective loan pool	2019	23,467	(312)	23,155	4
Collective loan pool	2020	34,411	(457)	33,954	5
Collective loan pool	2021	752,268	(10,195)	742,073	11
Collective loan pool	2022	121,781	(1,619)	120,162	18
Collective loan pool	2023	292,409	(3,887)	288,522	10
Total loans		$1,684,030	$(191,764)	$1,492,266	70

The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Balance at beginning of period	$164,249	$166,785
Provision for loan losses, net(1)	6,280	(149)
Purchased deteriorated loan	19,077	—
Reserve for unrecognized interest added to principal	2,066	—
Foreign currency translation	92	(1,871)
Balance at end of period	$191,764	$164,765
(1) Excludes the provision for loan loss on held-to-maturity debt securities.
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

	Percentage Ownership (1)	September 30, 2023	December 31, 2022
Seniors Housing Operating	10% to 95%	$1,191,979	$1,171,307
Triple-net	10% to 88%	142,295	111,812
Outpatient Medical	15% to 50%	233,822	216,671
Total		$1,568,096	$1,499,790
(1) As of September 30, 2023 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At September 30, 2023, the aggregate unamortized basis difference of our joint venture investments of $143,648,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 23 properties as of September 30, 2023 for the development and construction of certain properties that have a carrying value of $789,328,000. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We expect to fund an additional $134,735,000 related to these investments.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2023, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Integra Healthcare Properties	147	$161,628	8%
Sunrise Senior Living	85	118,663	6%
Cogir Management Corporation	48	70,241	4%
Oakmont Management Group	64	67,329	3%
Avery Healthcare	84	65,996	3%
Remaining portfolio	1,387	1,492,665	76%
Totals	1,815	1,976,522	100%
(1) Integra Healthcare Properties is in our Triple-net segment. Sunrise Senior Living, Cogir Management Corporation, and Oakmont Management Group are in our Seniors Housing Operating segment. Avery Healthcare operates assets in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 30% of total NOI for the year ended December 31, 2022.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At September 30, 2023, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at September 30, 2023) and a $3,000,000,000 tranche that matures on June 4, 2025 (none outstanding at September 30, 2023). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2023). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR rate at September 30, 2023. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at September 30, 2023.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at September 30, 2023).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance outstanding at quarter end	$—	$655,000	$—	$655,000
Maximum amount outstanding at any month end	$—	$1,565,000	$205,000	$1,565,000
Average amount outstanding (total of daily principal balances divided by days in period)	$—	$1,047,631	$21,703	$937,045
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	—%	2.76%	5.05%	1.58%

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At September 30, 2023, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2023	$—	$221,074	$221,074
2024	1,350,000	460,313	1,810,313
2025	1,260,000	414,358	1,674,358
2026	700,000	141,748	841,748
2027 (4, 5)	1,906,354	187,805	2,094,159
Thereafter (6, 7)	8,417,470	990,833	9,408,303
Total principal balance	13,633,824	2,416,131	16,049,955
Unamortized discounts and premiums, net	(26,488)	—	(26,488)
Unamortized debt issuance costs, net	(76,884)	(20,625)	(97,509)
Fair value adjustments and other, net	(76,467)	(15,253)	(91,720)
Total carrying value of debt	$13,453,985	$2,380,253	$15,834,238
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
(3) Annual interest rates range from 1.25% to 8.50%. Gross real property value of the properties securing the debt totaled $5,257,776,000 at September 30, 2023.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $184,706,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2023). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (6.28% at September 30, 2023) and Canadian Dealer Offered Rate plus 0.85% (6.24% at September 30, 2023), respectively.
(5) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $221,648,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2023).
(6) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $671,770,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2023).
(7) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $610,700,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2023).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2023		September 30, 2022
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$12,584,529	4.06%	$11,707,961	3.67%
Debt issued	1,035,000	2.75%	1,050,000	3.08%
Foreign currency	14,295	4.65%	(278,949)	4.51%
Ending balance	$13,633,824	4.02%	$12,479,012	3.86%
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028 (the "Exchangeable Notes" or the "Notes") unless earlier exchanged, purchased or redeemed. The Exchangeable Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year. The net proceeds from the offering of the Exchangeable Notes were approximately $1,011,780,000 after deducting the underwriting fees and other expenses. We recognized contractual interest expense on the Exchangeable Notes of approximately $7,116,000 and $11,069,000 for the three and nine month periods ended September 30, 2023, respectively. Additionally, amortization of related issuance costs for the three and nine month periods ending September 30, 2023 were $1,117,000 and $1,810,000 respectively. Unamortized issuance costs were $21,410,000 as of September 30, 2023.
Prior to the close of business on the business day immediately preceding November 15, 2027, the Notes are exchangeable at the option of the holders only upon certain circumstances and during certain periods, including upon a notice of redemption described below. On or after November 15, 2027, the Notes will be exchangeable at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. Welltower OP will settle exchanges of the Notes by delivering cash up to the principal amount of the Notes exchanged and, in respect of the remainder of the exchanged value, if any, in excess thereof, cash or shares of Welltower's common stock, or a combination thereof, at the election of Welltower OP. The exchange rate initially equals 10.4808 shares of common stock per $1,000 principal amount of Notes (equivalent to an exchange price of approximately $95.41 per share of common stock). The exchange rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.
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
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2023		September 30, 2022
		Weighted Avg.		Weighted Avg.
	Amount	Interest Rate	Amount	Interest Rate
Beginning balance	$2,129,954	4.33%	$2,202,312	3.03%
Debt issued	381,369	5.10%	89,804	4.57%
Debt assumed	344,023	7.02%	221,159	4.32%
Debt extinguished	(397,381)	6.61%	(276,252)	4.28%
Principal payments	(41,646)	3.85%	(44,125)	3.36%
Foreign currency	(188)	3.91%	(71,577)	3.17%
Ending balance	$2,416,131	4.83%	$2,121,321	3.91%
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2023, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. During the nine months ended September 30, 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. As of September 30, 2023, the carrying amount of the notes, exclusive of the hedge, is $545,749,000. The fair value of the swap as of September 30, 2023 was ($76,467,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the nine months ended September 30, 2023 and 2022, we settled certain net investment hedges generating cash proceeds of $1,994,000 and $61,853,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$1,725,000	$1,075,000
Denominated in Pound Sterling	£1,890,708	£1,890,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$397,601	$25,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S Dollars	$550,000	$550,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$—	$26,137
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At September 30, 2023, the maximum maturity date was September 1, 2028.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location	2023	2022	2023	2022
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$4,833	$8,236	$14,211	$23,262
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$1,488	$4,215	$59	$5,349
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$(2,876)	$(6,083)	$(5,003)	$(6,604)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$106,449	$417,567	$(49,173)	$753,588
13. Commitments and Contingencies
At September 30, 2023, we had 24 outstanding letter of credit obligations totaling $70,344,000 and expiring between 2023 and 2024. At September 30, 2023, we had outstanding construction in progress of $1,338,076,000 and committed to providing additional funds of approximately $1,480,711,000 to complete construction. Additionally, at September 30, 2023, we had outstanding investments classified as in substance real estate of $789,328,000 and committed to provide additional funds of $134,735,000 (see Note 8 for additional information). Purchase obligations at September 30, 2023 include $588,234,000 representing a definitive agreement to acquire 12 Seniors Housing Operating properties in October 2023 (see Note 3 for additional information) and $73,194,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	September 30, 2023	December 31, 2022
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	534,047,596	492,283,488
Outstanding shares	532,268,482	490,508,937
Common Stock In August 2023, we entered into an equity distribution agreement whereby we can offer and sell up to $4,000,000,000 aggregate amount of our common stock ("ATM Program"). Our prior equity distribution agreement dated May 3, 2023, allowing us to sell up to $2,532,139,425 aggregate amount of our common stock, was terminated as a result. The ATM Program also allows us to enter into forward sale agreements (none outstanding at September 30, 2023). As of September 30, 2023, we had $2,887,663,000 of remaining capacity under the ATM Program. During October 2023, we sold 3,699,546 shares of common stock under our ATM Program.
The following is a summary of our common stock issuances during the nine months ended September 30, 2023 and 2022 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2022 Option exercises	2,433	$67.00	$163	$163
2022 ATM Program issuances	25,128,285	88.39	2,221,023	2,184,790
2022 Redemption of OP Units and DownREIT Units	5,498		—	—
2022 Stock incentive plans, net of forfeitures	140,833		—	—
2022 Totals	25,277,049		$2,221,186	$2,184,953

2023 Option exercises	1,708	$63.65	$109	$109
2023 ATM Program issuances	41,477,572	79.08	3,279,956	3,264,947
2023 Redemption of OP Units and DownREIT Units	334,582		—	—
2023 Stock incentive plans, net of forfeitures	(54,317)		—	—
2023 Totals	41,759,545		$3,280,065	$3,265,056

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Dividends The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Per Share	Amount	Per Share	Amount
Common stock	$1.83	$921,319	$1.83	$834,779
Accumulated Other Comprehensive Income The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Foreign currency translation	$(1,095,799)	$(1,115,317)
Derivative and financial instruments designated as hedges	946,437	995,610
Total accumulated other comprehensive income (loss)	$(149,362)	$(119,707)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock or units to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 are issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $8,821,000 and $28,781,000 for the three and nine months ended September 30, 2023, and $6,115,000 and $19,456,000 for the same periods in 2022, respectively.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$127,470	$(6,767)	$256,183	$144,942

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	64	(7)	(103)	99
Numerator for diluted earnings per share	$127,534	$(6,774)	$256,080	$145,041

Denominator for basic earnings per share - weighted average shares	521,848	463,366	504,420	455,074
Effect of dilutive securities:
Employee stock options	39	7	24	26
Non-vested restricted shares and units	1,141	1,238	968	1,127
OP Units and DownREIT Units	2,085	2,316	1,914	1,749
Employee stock purchase program	25	23	27	23
Dilutive potential common shares	3,290	3,584	2,933	2,925
Denominator for diluted earnings per share - adjusted weighted average shares	525,138	463,366	507,353	457,999

Basic earnings per share	$0.24	$(0.01)	$0.51	$0.32
Diluted earnings per share	$0.24	$(0.01)	$0.50	$0.32
As of September 30, 2022, outstanding forward sales agreements for the sale of 17,964,603 shares were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period. There were no outstanding forward sales agreements as of September 30, 2023. As of September 30, 2023, the Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the three and nine month periods ended September 30, 2023.

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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$948,294	$1,023,027	$697,906	$739,159
Other real estate loans receivable	232,971	232,122	192,938	190,977
Equity securities	18	18	111	111
Cash and cash equivalents	2,582,037	2,582,037	631,681	631,681
Restricted cash	104,674	104,674	90,611	90,611
Non-real estate loans receivable	311,001	295,656	289,168	277,601
Foreign currency forward contracts, interest rate swaps and cross currency swaps	153,469	153,469	191,357	191,357
Equity warrants	25,856	25,856	30,436	30,436

Financial liabilities:
Senior unsecured notes	$13,453,985	$12,485,641	$12,437,273	$11,381,873
Secured debt	2,380,253	2,288,887	2,110,815	2,054,889
Foreign currency forward contracts, interest rate swaps and cross currency swaps	76,806	76,806	55,727	55,727

Redeemable DownREIT Unitholder interests	$70,798	$70,798	$75,355	$75,355
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

	Fair Value Measurements as of September 30, 2023
	Total	Level 1	Level 2	Level 3
Equity securities	$18	$18	$—	$—
Equity warrants	25,856	—	—	25,856
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	76,663	—	76,663	—
Totals	$102,537	$18	$76,663	$25,856
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Beginning balance	$30,436	$41,909
Mark-to-market adjustment	(5,003)	(6,604)
Foreign currency	423	(7,033)
Ending balance	$25,856	$28,272
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 11.0% and 10.5% at September 30, 2023 and 2022, respectively.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended September 30, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,199,808	$—	$—	$—	$1,199,808
Rental income	—	194,912	189,595	—	384,507
Interest income	2,194	39,928	98	—	42,220
Other income	1,897	1,482	2,265	29,834	35,478
Total revenues	1,203,899	236,322	191,958	29,834	1,662,013

Property operating expenses	918,990	10,044	62,204	4,035	995,273
Consolidated net operating income (loss)	284,909	226,278	129,754	25,799	666,740

Depreciation and amortization	215,195	58,196	65,923	—	339,314
Interest expense	14,358	374	2,313	139,487	156,532
General and administrative expenses	—	—	—	46,106	46,106
Loss (gain) on derivatives and financial instruments, net	—	2,885	—	—	2,885
Loss (gain) on extinguishment of debt, net	—	—	1	—	1
Provision for loan losses, net	384	3,675	—	—	4,059
Impairment of assets	2,400	4,988	—	—	7,388
Other expenses	34,865	1,627	1,117	611	38,220
Income (loss) from continuing operations before income taxes and other items	17,707	154,533	60,400	(160,405)	72,235
Income tax (expense) benefit	—	—	—	(4,584)	(4,584)
Income (loss) from unconsolidated entities	(6,021)	2,056	(66)	—	(4,031)
Gain (loss) on real estate dispositions, net	71,173	(12)	(59)	—	71,102
Income (loss) from continuing operations	82,859	156,577	60,275	(164,989)	134,722
Net income (loss)	$82,859	$156,577	$60,275	$(164,989)	$134,722

Total assets	$22,568,523	$9,891,968	$7,204,561	$1,989,650	$41,654,702

Three Months Ended September 30, 2022	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$1,068,706	$—	$—	$—	$1,068,706
Rental income	—	191,443	170,540	—	361,983
Interest income	2,155	35,556	80	—	37,791
Other income	1,739	1,820	1,558	247	5,364
Total revenues	1,072,600	228,819	172,178	247	1,473,844

Property operating expenses	841,914	11,495	52,921	5,850	912,180
Consolidated net operating income (loss)	230,686	217,324	119,257	(5,603)	561,664

Depreciation and amortization	235,984	57,338	60,377	—	353,699
Interest expense	9,022	196	4,343	126,121	139,682
General and administrative expenses	—	—	—	34,811	34,811
Loss (gain) on derivatives and financial instruments, net	—	6,905	—	—	6,905
Loss (gain) on extinguishment of debt, net	—	—	2	—	2
Provision for loan losses, net	198	290	2	—	490
Impairment of assets	—	3,595	761	—	4,356
Other expenses	8,341	820	366	5,954	15,481
Income (loss) from continuing operations before income taxes and other items	(22,859)	148,180	53,406	(172,489)	6,238
Income tax (expense) benefit	—	—	—	(3,257)	(3,257)
Income (loss) from unconsolidated entities	(8,788)	3,167	(1,077)	—	(6,698)
Gain (loss) on real estate dispositions, net	1,146	674	(606)	(150)	1,064
Income (loss) from continuing operations	(30,501)	152,021	51,723	(175,896)	(2,653)
Net income (loss)	$(30,501)	$152,021	$51,723	$(175,896)	$(2,653)

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,490,942	$—	$—	$—	$3,490,942
Rental income	—	596,247	555,758	—	1,152,005
Interest income	6,840	110,211	284	—	117,335
Other income	7,237	70,057	6,939	43,705	127,938
Total revenues	3,505,019	776,515	562,981	43,705	4,888,220

Property operating expenses	2,687,961	32,365	179,266	12,106	2,911,698
Consolidated net operating income (loss)	817,058	744,150	383,715	31,599	1,976,522

Depreciation and amortization	656,030	167,958	196,383	—	1,020,371
Interest expense	41,981	(436)	9,569	402,158	453,272
General and administrative expenses	—	—	—	134,764	134,764
Loss (gain) on derivatives and financial instruments, net	—	5,095	—	—	5,095
Loss (gain) on extinguishment of debt, net	—	—	7	—	7
Provision for loan losses, net	2,178	5,116	(2)	—	7,292
Impairment of assets	15,029	6,074	—	—	21,103
Other expenses	60,504	4,912	2,311	4,307	72,034
Income (loss) from continuing operations before income taxes and other items	41,336	555,431	175,447	(509,630)	262,584
Income tax (expense) benefit	—	—	—	(11,132)	(11,132)
Income (loss) from unconsolidated entities	(61,055)	9,858	(237)	—	(51,434)
Gain (loss) on real estate dispositions, net	69,910	436	(665)	—	69,681
Income (loss) from continuing operations	50,191	565,725	174,545	(520,762)	269,699
Net income (loss)	$50,191	$565,725	$174,545	$(520,762)	$269,699

Nine Months Ended September 30, 2022	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,073,040	$—	$—	$—	$3,073,040
Rental income	—	584,626	495,158	—	1,079,784
Interest income	5,255	108,454	216	—	113,925
Other income	62,127	5,262	6,449	1,497	75,335
Total revenues	3,140,422	698,342	501,823	1,497	4,342,084

Property operating expenses	2,421,141	34,197	153,484	11,110	2,619,932
Consolidated net operating income (loss)	719,281	664,145	348,339	(9,613)	1,722,152

Depreciation and amortization	629,955	160,403	177,724	—	968,082
Interest expense	24,153	830	13,441	350,704	389,128
General and administrative expenses	—	—	—	109,071	109,071
Loss (gain) on derivatives and financial instruments, net	—	8,076	—	—	8,076
Loss (gain) on extinguishment of debt, net	385	—	9	199	593
Provision for loan losses, net	807	(951)	(5)	—	(149)
Impairment of assets	—	3,595	761	—	4,356
Other expenses	45,781	12,327	1,362	17,246	76,716
Income (loss) from continuing operations before income taxes and other items	18,200	479,865	155,047	(486,833)	166,279
Income tax (expense) benefit	—	—	—	(11,335)	(11,335)
Income (loss) from unconsolidated entities	(39,239)	24,584	(1,985)	—	(16,640)
Gain (loss) on real estate dispositions, net	2,623	18,994	(1,001)	(150)	20,466
Income (loss) from continuing operations	(18,416)	523,443	152,061	(498,318)	158,770
Net income (loss)	$(18,416)	$523,443	$152,061	$(498,318)	$158,770

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Revenues:	Amount	%	Amount	%	Amount(1)	%	Amount	%
United States	$1,384,381	83.2%	$1,220,306	82.8%	$4,072,915	83.3%	$3,578,201	82.4%
United Kingdom	153,765	9.3%	136,896	9.3%	455,669	9.3%	420,739	9.7%
Canada	123,867	7.5%	116,642	7.9%	359,636	7.4%	343,144	7.9%
Total	$1,662,013	100.0%	$1,473,844	100.0%	$4,888,220	100.0%	$4,342,084	100.0%

	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Resident Fees and Services:	Amount	%	Amount	%	Amount(1)	%	Amount	%
United States	$967,360	80.7%	$855,822	80.1%	$2,806,301	80.4%	$2,438,744	79.3%
United Kingdom	111,947	9.3%	99,405	9.3%	334,544	9.6%	300,121	9.8%
Canada	120,501	10.0%	113,479	10.6%	350,097	10.0%	334,175	10.9%
Total	$1,199,808	100.0%	$1,068,706	100.0%	$3,490,942	100.0%	$3,073,040	100.0%

	As of
	September 30, 2023		December 31, 2022
Assets:	Amount	%	Amount	%
United States	$34,990,725	84.0%	$31,740,907	83.8%
United Kingdom	3,385,630	8.1%	3,476,793	9.2%
Canada	3,278,347	7.9%	2,675,533	7.0%
Total	$41,654,702	100.0%	$37,893,233	100.0%
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the nine months ended September 30, 2023 and 2022 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
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

	September 30, 2023	December 31, 2022
Assets:
Net real estate investments	$1,453,823	$1,499,078
Cash and cash equivalents	3,030	15,582
Receivables and other assets	30,641	9,949
Total assets (1)	$1,487,494	$1,524,609

Liabilities and equity:
Secured debt	$24,256	$155,992
Lease liabilities	1,328	1,329
Accrued expenses and other liabilities	6,131	28,417
Total equity	1,455,779	1,338,871
Total liabilities and equity	$1,487,494	$1,524,609
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Consolidated Financial Statements and related Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2022, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.751% as of September 30, 2023. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended September 30, 2023 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$284,909	44.5%	861
Triple-net	226,278	35.3%	591
Outpatient Medical	129,754	20.2%	363
Totals	$640,941	100.0%	1,815

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
For the nine months ended September 30, 2023, resident fees and services and rental income represented 71% and 24%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At September 30, 2023, we had $2,582,037,000 of cash and cash equivalents, $104,674,000 of restricted cash and $4,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the nine months ended September 30, 2023:
•In August 2023, Welltower and Welltower OP entered into the ATM Program (as defined below) pursuant to which we may offer and sell up to $4,000,000,000 of common stock of Welltower from time to time. Our prior equity distribution agreement dated May 3, 2023, allowing us to sell up to $2,532,139,425 aggregate amount of our common stock, was terminated as a result. During the nine months ended September 30, 2023, we sold 41,477,572 shares of common stock under our current and previous ATM Programs generating gross proceeds of approximately $3,279,956,000.
•During the nine months ended September 30, 2023, we issued $381,369,000 of secured debt at a blended average interest rate of 5.10% and assumed $344,023,000 of secured debt at a blended average interest rate of 7.02%. We extinguished $397,381,000 of secured debt at a blended average interest rate of 6.61%.
•In May 2023, we issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028 unless earlier exchanged, purchased or redeemed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2023 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	8	$677,412	2.6%
Triple-net	32	488,838	9.0%
Outpatient Medical	31	434,747	6.8%
Totals	71	$1,600,997	5.9%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected net operating income to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the nine months ended September 30, 2023 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating	21	$439,653	$371,143	1.4%
Triple-net	2	6,954	6,391	5.6%
Totals	23	$446,607	$377,534	1.5%

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
Strategic Dissolution of Revera Joint Ventures
During the second quarter of 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions include acquiring the remaining interests in 110 properties from Revera while simultaneously selling interests in 31 properties to Revera. See Note 5 to our unaudited consolidated financial statements for additional information regarding the transaction.
Dividends Our Board of Directors declared a cash dividend for the quarter ended September 30, 2023 of $0.61 per share. On November 22, 2023, we will pay our 210th consecutive quarterly cash dividend to stockholders of record on November 14, 2023.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2022	2022	2022	2022
Net income (loss)	$134,722	$106,342	$28,635	$1,798	$(2,653)	$95,672	$65,751
NICS	127,470	103,040	25,673	(3,728)	(6,767)	89,784	61,925
FFO	419,124	466,182	386,062	357,985	362,863	409,588	347,635
NOI	666,740	706,806	602,976	579,693	561,664	618,453	542,035

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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2022	2022	2022	2022
Net debt to book capitalization ratio	36%	38%	40%	39%	42%	43%	43%
Net debt to undepreciated book capitalization ratio	29%	31%	32%	32%	34%	35%	35%
Net debt to market capitalization ratio	23%	25%	28%	30%	32%	27%	24%

Interest coverage ratio	3.88x	3.81x	3.44x	3.29x	3.48x	4.21x	4.03x
Fixed charge coverage ratio	3.60x	3.51x	3.13x	3.01x	3.18x	3.78x	3.57x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2022	2022	2022	2022
Property mix:(1)
Seniors Housing Operating	45%	40%	42%	40%	41%	45%	38%
Triple-net	35%	42%	37%	38%	38%	36%	41%
Outpatient Medical	20%	18%	21%	22%	21%	19%	21%

Relationship mix: (1)
Integra Healthcare Properties(2)	8%	8%	9%	1%	—%	—%	—%
Sunrise Senior Living	5%	7%	6%	7%	7%	8%	6%
Avery Healthcare	4%	3%	3%	3%	3%	3%	4%
Oakmont Management Group	4%	3%	3%	3%	4%	3%	4%
Cogir Management Corporation	4%	3%	4%	4%	4%	3%	2%
Remaining relationships	75%	76%	75%	82%	82%	83%	84%

Geographic mix:(1)
California	11%	11%	13%	14%	13%	15%	13%
United Kingdom	9%	8%	10%	9%	10%	9%	11%
Texas	8%	7%	8%	8%	8%	7%	8%
Canada	6%	5%	6%	6%	6%	5%	5%
Florida	5%	4%	5%	5%	5%	6%	5%
Remaining geographic areas	61%	65%	58%	58%	58%	58%	58%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) In December 2022, we transitioned 147 skilled nursing facilities previously leased to ProMedica to master leases with Integra Healthcare Properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of September 30, 2023 (dollars in thousands):

	Expiration Year (1)
	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032	Thereafter
Triple-net:
Properties	—	4	16	10	1	5	4	34	5	127	367
Base rent (2)	$—	$13,088	$7,923	$12,750	$1,232	$6,404	$1,035	$69,734	$10,762	$98,842	$465,856
% of base rent	—%	1.9%	1.2%	1.9%	0.2%	0.9%	0.2%	10.1%	1.6%	14.4%	67.6%
Units/beds	—	692	521	1,557	80	640	219	3,669	423	6,163	40,157
% of Units/beds	—%	1.3%	1.0%	2.9%	0.1%	1.2%	0.4%	6.8%	0.8%	11.4%	74.1%

Outpatient Medical:
Square feet	944,345	1,848,899	1,435,651	1,614,908	1,508,483	1,497,562	1,287,304	1,264,862	1,755,925	1,471,378	4,527,713
Base rent (2)	$25,932	$55,727	$42,383	$44,219	$42,244	$40,382	$36,116	$36,729	$49,800	$43,273	$127,575
% of base rent	4.8%	10.2%	7.8%	8.1%	7.8%	7.4%	6.6%	6.7%	9.1%	7.9%	23.6%
Leases	230	337	271	258	233	247	131	106	78	157	201
% of Leases	10.2%	15.0%	12.0%	11.5%	10.4%	11.0%	5.8%	4.7%	3.5%	7.0%	8.9%

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

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	$	%
Cash, cash equivalents and restricted cash at beginning of period	$722,292	$346,755	$375,537	108%
Cash provided from (used in) operating activities	1,231,359	1,075,322	156,037	15%
Cash provided from (used in) investing activities	(2,563,554)	(3,284,510)	720,956	22%
Cash provided from (used in) financing activities	3,311,103	2,304,234	1,006,869	44%
Effect of foreign currency translation	(14,489)	(16,617)	2,128	13%
Cash, cash equivalents and restricted cash at end of period	$2,686,711	$425,184	$2,261,527	532%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the nine months ended September 30, 2023 and 2022, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	$	%
New development	$730,712	$463,465	$267,247	58%
Recurring capital expenditures, tenant improvements and lease commissions	127,633	136,453	(8,820)	-6%
Renovations, redevelopments and other capital improvements	206,457	179,382	27,075	15%
Total	$1,064,802	$779,300	$285,502	37%
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
In April 2022, we closed on an amended $5,200,000,000 unsecured credit facility, increasing our term loan capacity by $500,000,000. In May 2023, we issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028. During the nine months ended September 30, 2023, we issued $381,369,000 of secured debt at a blended average interest rate of 5.10% and assumed $344,023,000 of secured debt at a blended average interest rate of 7.02%. As of September 30, 2023, we have total near-term available liquidity of approximately $6.7 billion.
Off-Balance Sheet Arrangements
At September 30, 2023, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At September 30, 2023, we had 24 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$10,935,000	$—	$2,600,000	$1,200,000	$7,135,000
Canadian Dollar senior unsecured notes (2)	221,648	—	—	221,648	—
Pounds Sterling senior unsecured notes (2)	1,282,470	—	—	—	1,282,470
U.S. Dollar term credit facility	1,010,000	—	10,000	1,000,000	—
Canadian Dollar term credit facility (2)	184,706	—	—	184,706	—
Secured debt: (1,2)
Consolidated	2,416,131	221,074	874,671	329,553	990,833
Unconsolidated	1,092,439	105,482	635,133	147,798	204,026
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,791,845	166,669	991,702	802,468	1,831,006
Consolidated secured debt (2)	477,859	28,088	161,129	107,338	181,304
Unconsolidated secured debt (2)	126,410	10,506	49,649	19,101	47,154
Financing lease liabilities (4)	329,846	1,385	7,873	5,898	314,690
Operating lease liabilities (4)	950,139	4,852	36,445	31,403	877,439
Purchase obligations (5)	2,276,874	1,076,391	1,112,493	62,865	25,125
Total contractual obligations	$25,095,367	$1,614,447	$6,479,095	$4,112,778	$12,889,047

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
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2023, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "Shelf Form S-3") covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower to replace Old Welltower’s existing “universal” shelf registration statement filed with the SEC on May 4, 2021. On April 1, 2022, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock to replace Old Welltower’s existing DRIP registration statement on Form S-3 filed with the SEC on May 4, 2021. On May 3, 2023, Welltower and Welltower OP filed post-effective amendment no. 1 to the Shelf Form S-3 pursuant to which Welltower OP expressly adopted the Shelf Form S-3 as its own registration statement following its statutory conversion from a corporation to a limited liability company. As of October 27, 2023, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On August 1, 2023, Welltower and Welltower OP entered into an equity distribution agreement (the “EDA”) with (i) Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Robert W. Baird & Co. Incorporated, Scotia Capital

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $4,000,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”). The ATM Program also allows Welltower to enter into forward sale agreements. As of October 27, 2023, we had $2,580,532,871 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the Shelf Form S-3, Welltower also filed with the SEC a prospectus supplement that will continue an offering that was previously covered by Old Welltower's prospectus supplement and the accompanying prospectus to the prior registration statement relating to the registration of up to 475,327 shares of common stock of Welltower Inc. (the “DownREIT II Shares”) that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT II Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT II”), tender such DownREIT II Units for redemption by the DownREIT II, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of Welltower (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount. On July 22, 2022, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 300,026 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the "OP Units") of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount. On August 9, 2023, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 13,559,535 shares of common stock of Welltower Inc. (the "Exchanged Shares") that may, under certain circumstances, be issuable upon exchange of 2.750% exchangeable senior notes due 2028 of Welltower OP and the resale from time to time by the recipients of the Exchanged Shares.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.751% owned by Welltower as of September 30, 2023. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,							September 30,
	2023		2022		Amount		%	2023		2022		Amount		%
Net income (loss)	$134,722		$(2,653)		$137,375		n/a	$269,699		$158,770		$110,929		70%
NICS	127,470		(6,767)		134,237		n/a	256,183		144,942		111,241		77%
FFO	419,124		362,863		56,261		16%	1,271,368		1,120,086		151,282		14%
EBITDA	635,152		493,985		141,167		29%	1,754,474		1,527,315		227,159		15%
NOI	666,740		561,664		105,076		19%	1,976,522		1,722,152		254,370		15%
SSNOI	467,380		413,971		53,409		13%	1,287,232		1,165,474		121,758		10%
Per share data (fully diluted):
NICS	$0.24		$(0.01)		$0.25		n/a	$0.50		$0.32		$0.18		56%
FFO	$0.80		$0.78		$0.02		3%	$2.51		$2.45		$0.06		2%

Interest coverage ratio	3.88	x	3.48	x	0.40	x	11%	3.72	x	3.89	x	(0.17)	x	(4)%
Fixed charge coverage ratio	3.60	x	3.18	x	0.42	x	13%	3.42	x	3.50	x	(0.08)	x	(2)%
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2023	2022	$	%	2023	2022	$	%
Revenues:
Resident fees and services	$1,199,808	$1,068,706	$131,102	12%	$3,490,942	$3,073,040	$417,902	14%
Interest income	2,194	2,155	39	2%	6,840	5,255	1,585	30%
Other income	1,897	1,739	158	9%	7,237	62,127	(54,890)	(88)%
Total revenues	1,203,899	1,072,600	131,299	12%	3,505,019	3,140,422	364,597	12%
Property operating expenses	918,990	841,914	77,076	9%	2,687,961	2,421,141	266,820	11%
NOI (1)	284,909	230,686	54,223	24%	817,058	719,281	97,777	14%
Other expenses:
Depreciation and amortization	215,195	235,984	(20,789)	(9)%	656,030	629,955	26,075	4%
Interest expense	14,358	9,022	5,336	59%	41,981	24,153	17,828	74%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	—	385	(385)	(100)%
Provision for loan losses, net	384	198	186	94%	2,178	807	1,371	170%
Impairment of assets	2,400	—	2,400	n/a	15,029	—	15,029	n/a
Other expenses	34,865	8,341	26,524	318%	60,504	45,781	14,723	32%
	267,202	253,545	13,657	5%	775,722	701,081	74,641	11%
Income (loss) from continuing operations before income taxes and other items	17,707	(22,859)	40,566	177%	41,336	18,200	23,136	127%
Income (loss) from unconsolidated entities	(6,021)	(8,788)	2,767	31%	(61,055)	(39,239)	(21,816)	(56)%
Gain (loss) on real estate dispositions, net	71,173	1,146	70,027	n/a	69,910	2,623	67,287	n/a
Income from continuing operations	82,859	(30,501)	113,360	372%	50,191	(18,416)	68,607	373%
Net income (loss)	82,859	(30,501)	113,360	372%	50,191	(18,416)	68,607	373%
Less: Net income (loss) attributable to noncontrolling interests	1,208	(4,896)	6,104	125%	(4,981)	(13,128)	8,147	62%
Net income (loss) attributable to common stockholders	$81,651	$(25,605)	$107,256	419%	$55,172	$(5,288)	$60,460	n/a

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Resident fees and services and property operating expenses increased for the three and nine month periods ended September 30, 2023 compared to the same periods in the prior year primarily due to acquisitions outpacing dispositions during 2022 and year to date 2023. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to increase since the same period in the prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2022	76.3%	77.1%	78.0%	78.3%
2023	79.0%	79.6%	80.7%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly-owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in connection with the lease termination, during the nine months ended September 30, 2022, we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income from the derecognition of the right of use asset and related lease liability.
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2023	2022	$	%	2023	2022	$	%
SSNOI (1)	$240,968	$193,684	$47,284	24.4%	$622,962	$514,892	$108,070	21.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 678 and 624 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
During the nine months ended September 30, 2023, we recorded impairment charges of $14,315,000 related to four held for sale properties for which the carrying values exceeded the estimated fair value less costs to sell and $714,000 related to two held for use properties for which the carrying value exceeded the estimated fair value. No impairment was recorded during the same period in 2022. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
Depreciation and amortization fluctuates as a result of the timing of acquisitions, dispositions and transitions. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly. The decrease in depreciation expense for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 is primarily due to lease intangible assets that were fully amortized during 2023.
During the nine months ended September 30, 2023, we completed seven conversions representing $280,333,000 or $298,862 per unit. The following is a summary of our Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of September 30, 2023
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2023	4	655	$25,400	$144,970
2024	22	3,336	503,066	730,087
2025	4	1,049	211,702	54,658
TBD(2)	9	2,136		87,447
Total	39			$1,017,162

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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$2,094,793	4.71%	$1,677,092	3.34%	$1,701,939	4.32%	$1,599,522	2.81%
Debt transferred	—	—%	—	—%	—	—%	32,478	4.79%
Debt issued	7,907	7.82%	79,461	4.75%	381,369	5.10%	89,804	4.57%
Debt assumed	270,352	7.95%	—	—%	297,282	7.56%	221,159	4.32%
Debt extinguished	(284,748)	7.65%	(64,850)	4.67%	(288,063)	7.61%	(220,413)	4.35%
Principal payments	(11,288)	3.63%	(11,244)	3.38%	(36,292)	3.78%	(35,757)	3.11%
Foreign currency	(20,969)	4.24%	(65,242)	3.36%	(188)	3.91%	(71,576)	3.17%
Ending balance	$2,056,047	4.83%	$1,615,217	3.87%	$2,056,047	4.83%	$1,615,217	3.87%

Monthly averages	$2,066,126	4.78%	$1,653,740	3.69%	$1,990,105	4.62%	$1,621,876	3.16%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Income from unconsolidated entities during the nine months ended September 30, 2023 includes an impairment charge of $28,708,000 related to an unconsolidated management company. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2023	2022	$	%	2023	2022	$	%
Revenues:
Rental income	$194,912	$191,443	$3,469	2%	$596,247	$584,626	$11,621	2%
Interest income	39,928	35,556	4,372	12%	110,211	108,454	1,757	2%
Other income	1,482	1,820	(338)	(19)%	70,057	5,262	64,795	n/a
Total revenues	236,322	228,819	7,503	3%	776,515	698,342	78,173	11%
Property operating expenses	10,044	11,495	(1,451)	(13)%	32,365	34,197	(1,832)	(5)%
NOI (1)	226,278	217,324	8,954	4%	744,150	664,145	80,005	12%
Other expenses:
Depreciation and amortization	58,196	57,338	858	1%	167,958	160,403	7,555	5%
Interest expense	374	196	178	91%	(436)	830	(1,266)	(153)%
Loss (gain) on derivatives and financial instruments, net	2,885	6,905	(4,020)	(58)%	5,095	8,076	(2,981)	(37)%
Provision for loan losses, net	3,675	290	3,385	n/a	5,116	(951)	6,067	638%
Impairment of assets	4,988	3,595	1,393	39%	6,074	3,595	2,479	69%
Other expenses	1,627	820	807	98%	4,912	12,327	(7,415)	(60)%
	71,745	69,144	2,601	4%	188,719	184,280	4,439	2%
Income (loss) from continuing operations before income taxes and other items	154,533	148,180	6,353	4%	555,431	479,865	75,566	16%
Income (loss) from unconsolidated entities	2,056	3,167	(1,111)	(35)%	9,858	24,584	(14,726)	(60)%
Gain (loss) on real estate dispositions, net	(12)	674	(686)	(102)%	436	18,994	(18,558)	(98)%
Income from continuing operations	156,577	152,021	4,556	3%	565,725	523,443	42,282	8%
Net income (loss)	156,577	152,021	4,556	3%	565,725	523,443	42,282	8%
Less: Net income (loss) attributable to noncontrolling interests	5,686	7,675	(1,989)	(26)%	17,776	21,981	(4,205)	(19)%
Net income attributable to common stockholders	$150,891	$144,346	$6,545	5%	$547,949	$501,462	$46,487	9%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rental income has increased primarily due to acquisitions and annual rent increases. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended September 30, 2023, we had 20 leases with rental rate increases ranging from 0.77% to 11.72% in our Triple-net portfolio. This increase is partially offset by the write off of straight-line receivable balances of $12,309,000 during the three months ended September 30, 2023, which relate to leases for which the collection of substantially all contractual lease payments was no longer deemed probable.
As part of the substantial exit of the Genesis HealthCare operating relationship, which we disclosed on March 2, 2021, we transitioned the sublease of a portfolio of seven facilities from Genesis HealthCare to Complete Care Management in the second quarter of 2021. As part of the March 2021 transaction, we entered into a forward sale agreement for the seven properties valued at $182,618,000, which was expected to close when the Welltower-held purchase option became exercisable. As of March 31, 2023, the right of use assets related to the properties were $115,359,000 and were reflected as held for sale with the corresponding lease liabilities of $66,530,000 on our Consolidated Balance Sheet. On May 1, 2023, we executed a series of transactions that included the assignment of the leasehold interest to a newly formed tri-party unconsolidated joint venture with Aurora Health Network, Peace Capital (an affiliate of Complete Care Management) and us, and culminated with the closing of the purchase option by the joint venture. The transactions resulted in net cash proceeds to us of $104,240,000 after our retained interest of $11,571,000 in the joint venture and a gain from the loss of control and derecognition of the leasehold interest of $65,485,000, which we recorded in other income within our Consolidated Statements of Comprehensive Income during the nine months ended September 30, 2023.
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2023	2022	$	%	2023	2022	$	%
SSNOI (1)	$109,914	$105,756	$4,158	3.9%	$325,469	$318,372	$7,097	2.2%
(1) For the QTD Pool and YTD Pool, amounts relate to 364 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the nine months ended September 30, 2023, we recorded impairment charges of $1,086,000 related to one held for sale property for which the carrying values exceeded the estimated fair value less costs to sell and $4,988,000 related to one held for use property for which the carrying value exceeded the estimated fair value. During the nine months ended September 30, 2022, we recorded impairment charges of $3,595,000 related to two held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
During the nine months ended September 30, 2023, there was one Triple-net construction project completed representing $141,142,000 or $738,963 per unit.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$38,723	4.39%	$39,622	4.39%	$39,179	4.39%	$72,536	4.57%
Debt transferred	—	—%	—	—%	—	—%	(32,478)	4.79%
Principal payments	(228)	4.37%	(219)	4.37%	(684)	4.37%	(655)	4.37%
Ending balance	$38,495	4.39%	$39,403	4.39%	$38,495	4.39%	$39,403	4.39%

Monthly averages	$38,570	4.39%	$39,475	4.39%	$38,799	4.39%	$39,694	4.39%
A portion of our Triple-net properties were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The decrease in income from unconsolidated entities during the three and nine month periods is primarily related to the restructure of an unconsolidated joint venture into a consolidated structure. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2023	2022	$	%	2023	2022	$	%
Revenues:
Rental income	$189,595	$170,540	$19,055	11%	$555,758	$495,158	$60,600	12%
Interest income	98	80	18	23%	284	216	68	31%
Other income	2,265	1,558	707	45%	6,939	6,449	490	8%
Total revenues	191,958	172,178	19,780	11%	562,981	501,823	61,158	12%
Property operating expenses	62,204	52,921	9,283	18%	179,266	153,484	25,782	17%
NOI (1)	129,754	119,257	10,497	9%	383,715	348,339	35,376	10%
Other expenses:
Depreciation and amortization	65,923	60,377	5,546	9%	196,383	177,724	18,659	10%
Interest expense	2,313	4,343	(2,030)	(47)%	9,569	13,441	(3,872)	(29)%
Loss (gain) on extinguishment of debt, net	1	2	(1)	(50)%	7	9	(2)	(22)%
Provision for loan losses, net	—	2	(2)	(100)%	(2)	(5)	3	60%
Impairment of assets	—	761	(761)	(100)%	—	761	(761)	(100)%
Other expenses	1,117	366	751	205%	2,311	1,362	949	70%
	69,354	65,851	3,503	5%	208,268	193,292	14,976	8%
Income (loss) from continuing operations before income taxes and other items	60,400	53,406	6,994	13%	175,447	155,047	20,400	13%
Income (loss) from unconsolidated entities	(66)	(1,077)	1,011	94%	(237)	(1,985)	1,748	88%
Gain (loss) on real estate dispositions, net	(59)	(606)	547	90%	(665)	(1,001)	336	34%
Income from continuing operations	60,275	51,723	8,552	17%	174,545	152,061	22,484	15%
Net income (loss)	60,275	51,723	8,552	17%	174,545	152,061	22,484	15%
Less: Net income (loss) attributable to noncontrolling interests	636	1,636	(1,000)	(61)%	1,627	5,276	(3,649)	(69)%
Net income (loss) attributable to common stockholders	$59,639	$50,087	$9,552	19%	$172,918	$146,785	$26,133	18%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2022 and year to date in 2023. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
rental income. For the three months ended September 30, 2023, our consolidated outpatient medical portfolio signed 143,269 square feet of new leases and 554,723 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $45.03 per square foot and tenant improvement and lease commission costs of $32.01 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 5.0%.
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
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2023	2022	$	%	2023	2022	$	%
SSNOI (1)	$116,498	$114,531	$1,967	1.7%	$338,801	$332,210	$6,591	2.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 379 and 369 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
During the nine months ended September 30, 2023, we completed three conversions representing $30,071,000 or $451 per square foot. The following is a summary of the consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

As of September 30, 2023
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2023	5	492,608	$144,955	$179,445
2024	7	490,308	271,953	50,861
TBD(1)	1			33,140
Total	13			$263,446

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Beginning balance	$363,075	4.68%	$483,912	3.68%	$388,836	4.38%	$530,254	3.49%
Debt assumed	—	—%	—	—%	46,741	3.54%	—	—%
Debt extinguished	(40,137)	3.95%	(14,898)	4.48%	(109,318)	3.97%	(55,839)	4.01%
Principal payments	(1,349)	4.41%	(2,312)	4.51%	(4,670)	4.32%	(7,713)	4.42%
Ending balance	$321,589	4.87%	$466,702	4.02%	$321,589	4.87%	$466,702	4.02%

Monthly averages	$322,012	4.82%	$477,388	4.04%	$372,666	4.58%	$503,915	3.72%
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
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2023	2022	$	%	2023	2022	$	%
Revenues:
Other income	$29,834	$247	$29,587	n/a	$43,705	$1,497	$42,208	n/a
Total revenues	29,834	247	29,587	n/a	43,705	1,497	42,208	n/a
Property operating expenses	4,035	5,850	(1,815)	(31)%	12,106	11,110	996	9%
Consolidated net operating income (loss) (1)	25,799	(5,603)	31,402	560%	31,599	(9,613)	41,212	429%
Expenses:
Interest expense	139,487	126,121	13,366	11%	402,158	350,704	51,454	15%
General and administrative expenses	46,106	34,811	11,295	32%	134,764	109,071	25,693	24%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	—	199	(199)	(100)%
Other expenses	611	5,954	(5,343)	(90)%	4,307	17,246	(12,939)	(75)%
	186,204	166,886	19,318	12%	541,229	477,220	64,009	13%
Loss from continuing operations before income taxes and other items	(160,405)	(172,489)	12,084	7%	(509,630)	(486,833)	(22,797)	(5)%
Income tax benefit (expense)	(4,584)	(3,257)	(1,327)	(41)%	(11,132)	(11,335)	203	2%
Gain (loss) on real estate dispositions, net	—	(150)	150	100%	—	(150)	150	100%
Loss from continuing operations	(164,989)	(175,746)	10,757	6%	(520,762)	(498,168)	(22,594)	(5)%
Net loss	(164,989)	(175,746)	10,757	6%	(520,762)	(498,168)	(22,594)	(5)%
Less: Net income (loss) attributable to noncontrolling interests	(278)	(301)	23	8%	(906)	(301)	(605)	(201)%
Net loss attributable to common stockholders	$(164,711)	$(175,445)	$10,734	6%	$(519,856)	$(497,867)	$(21,989)	(4)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
The increase in other income for the three and nine month periods ended September 30, 2023 is primarily due to interest earned on deposits. Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2023	2022	$	%	2023	2022	$	%
Senior unsecured notes	$133,173	$112,379	$20,794	19%	$379,438	$320,049	$59,389	19%
Unsecured credit facility and commercial paper program	1,552	8,831	(7,279)	(82)%	5,425	15,697	(10,272)	(65)%
Loan expense	4,762	4,911	(149)	(3)%	17,295	14,958	2,337	16%
Totals	$139,487	$126,121	$13,366	11%	$402,158	$350,704	$51,454	15%
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
General and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2023 and 2022 were 2.76% and 2.51%, respectively. The increase during the three and nine month periods is primarily driven by compensation costs associated with increased employee headcount. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs.

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
The tables below reflect the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/loss on real estate dispositions and impairment of assets. Amounts are in thousands except for per share data.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2023	2023	2023	2022	2022	2022	2022
Net income (loss) attributable to common stockholders	$127,470	$103,040	$25,673	$(3,728)	$(6,767)	$89,784	$61,925
Depreciation and amortization	339,314	341,945	339,112	342,286	353,699	310,295	304,088
Impairment of assets	7,388	1,086	12,629	13,146	4,356	—	—
Loss (gain) on real estate dispositions, net	(71,102)	2,168	(747)	4,423	(1,064)	3,532	(22,934)
Noncontrolling interests	(8,789)	(12,841)	(13,327)	(13,989)	(14,614)	(13,173)	(14,753)
Unconsolidated entities	24,843	30,784	22,722	15,847	27,253	19,150	19,309
FFO	$419,124	$466,182	$386,062	$357,985	$362,863	$409,588	$347,635

Average diluted shares outstanding
For net income (loss) purposes	525,138	501,970	494,494	483,305	463,366	457,082	449,802
For FFO purposes	525,138	501,970	494,494	486,419	466,950	457,082	449,802

Per diluted share data:
Net income attributable to common stockholders(1)	$0.24	$0.20	$0.05	$(0.01)	$(0.01)	$0.20	$0.14
FFO	$0.80	$0.93	$0.78	$0.74	$0.78	$0.90	$0.77

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

	Nine Months Ended
	September 30,
FFO Reconciliations:	2023	2022
Net income attributable to common stockholders	$256,183	$144,942
Depreciation and amortization	1,020,371	968,082
Impairment of assets	21,103	4,356
Loss (gain) on real estate dispositions, net	(69,681)	(20,466)
Noncontrolling interests	(34,957)	(42,540)
Unconsolidated entities	78,349	65,712
FFO	$1,271,368	$1,120,086

Average diluted common shares outstanding:	507,353	457,999

Per diluted share data:
Net income attributable to common stockholders(1)	$0.50	$0.32
FFO	$2.51	$2.45

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2023	2023	2023	2022	2022	2022	2022
Net income (loss)	$134,722	$106,342	$28,635	$1,798	$(2,653)	$95,672	$65,751
Loss (gain) on real estate dispositions, net	(71,102)	2,168	(747)	4,423	(1,064)	3,532	(22,934)
Loss (income) from unconsolidated entities	4,031	40,332	7,071	4,650	6,698	7,058	2,884
Income tax expense (benefit)	4,584	3,503	3,045	(4,088)	3,257	3,065	5,013
Other expenses	38,220	11,069	22,745	24,954	15,481	35,166	26,069
Impairment of assets	7,388	1,086	12,629	13,146	4,356	—	—
Provision for loan losses, net	4,059	2,456	777	10,469	490	165	(804)
Loss (gain) on extinguishment of debt, net	1	1	5	87	2	603	(12)
Loss (gain) on derivatives and financial instruments, net	2,885	1,280	930	258	6,905	(1,407)	2,578
General and administrative expenses	46,106	44,287	44,371	41,319	34,811	36,554	37,706
Depreciation and amortization	339,314	341,945	339,112	342,286	353,699	310,295	304,088
Interest expense	156,532	152,337	144,403	140,391	139,682	127,750	121,696
Consolidated net operating income (NOI)	$666,740	$706,806	$602,976	$579,693	$561,664	$618,453	$542,035

NOI by segment:
Seniors Housing Operating	$284,909	$279,252	$252,897	$234,091	$230,686	$281,911	$206,684
Triple-net	226,278	291,530	226,342	222,879	217,324	222,869	223,952
Outpatient Medical	129,754	127,495	126,466	124,421	119,257	115,674	113,408
Non-segment/corporate	25,799	8,529	(2,729)	(1,698)	(5,603)	(2,001)	(2,009)
Total NOI	$666,740	$706,806	$602,976	$579,693	$561,664	$618,453	$542,035

	Nine Months Ended
	September 30,
NOI Reconciliations:	2023	2022
Net income (loss)	$269,699	$158,770
Loss (gain) on real estate dispositions, net	(69,681)	(20,466)
Loss (income) from unconsolidated entities	51,434	16,640
Income tax expense (benefit)	11,132	11,335
Other expenses	72,034	76,716
Impairment of assets	21,103	4,356
Provision for loan losses, net	7,292	(149)
Loss (gain) on extinguishment of debt, net	7	593
Loss (gain) on derivatives and financial instruments, net	5,095	8,076
General and administrative expenses	134,764	109,071
Depreciation and amortization	1,020,371	968,082
Interest expense	453,272	389,128
Consolidated net operating income (NOI)	$1,976,522	$1,722,152

NOI by segment:
Seniors Housing Operating	$817,058	$719,281
Triple-net	744,150	664,145
Outpatient Medical	383,715	348,339
Non-segment/corporate	31,599	(9,613)
Total NOI	$1,976,522	$1,722,152

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	861	591	363	1,815	861	591	363	1,815
Unconsolidated properties	85	39	78	202	85	39	78	202
Total properties	946	630	441	2,017	946	630	441	2,017
Recent acquisitions/development conversions(1)	(64)	(37)	(38)	(139)	(118)	(37)	(48)	(203)
Under development	(34)	—	(10)	(44)	(34)	—	(10)	(44)
Under redevelopment(2)	(6)	(3)	(2)	(11)	(6)	(3)	(2)	(11)
Current held for sale	(18)	(39)	(2)	(59)	(18)	(39)	(2)	(59)
Land parcels, loans and subleases	(18)	(8)	(8)	(34)	(18)	(8)	(8)	(34)
Transitions(3)	(115)	(174)	—	(289)	(115)	(174)	—	(289)
Other(4)	(13)	(5)	(2)	(20)	(13)	(5)	(2)	(20)
Same store properties	678	364	379	1,421	624	364	369	1,357

(1) Acquisitions and development conversions will enter the QTD Pool five full quarters and the YTD Pool seven full quarters after acquisition or certificate of occupancy.
(2) Redevelopment properties will enter the QTD Pool after five full quarters and the YTD Pool after seven full quarters of operations post redevelopment completion.
(3) Transitioned properties will enter the QTD Pool after five full quarters and the YTD Pool after seven full quarters of operations with the new operator in place or under the new structure.
(4) Represents properties that are either closed or being closed.
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the respective pools (dollars in thousands):

	QTD Pool		YTD Pool
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SSNOI Reconciliations:	2023	2022	2023	2022

Seniors Housing Operating:
Consolidated NOI	$284,909	$230,686	$817,058	$719,281
NOI attributable to unconsolidated investments	19,037	14,536	44,793	35,912
NOI attributable to noncontrolling interests	(15,656)	(15,025)	(47,891)	(106,169)
NOI attributable to non-same store properties	(46,313)	(35,988)	(189,595)	(130,545)
Non-cash NOI attributable to same store properties	230	(349)	(234)	(1,024)
Currency and ownership adjustments (1)	(1,239)	(176)	(1,169)	(2,563)
SSNOI at Welltower Share	240,968	193,684	622,962	514,892

Triple-net:
Consolidated NOI	226,278	217,324	744,150	664,145
NOI attributable to unconsolidated investments	5,705	8,058	21,863	20,569
NOI attributable to noncontrolling interests	(8,010)	(10,231)	(23,342)	(31,544)
NOI attributable to non-same store properties	(103,014)	(98,244)	(380,743)	(300,985)
Non-cash NOI attributable to same store properties	(10,031)	(11,362)	(34,410)	(31,290)
Currency and ownership adjustments (1)	(1,014)	211	(2,049)	(2,523)
SSNOI at Welltower Share	109,914	105,756	325,469	318,372

Outpatient Medical:
Consolidated NOI	129,754	119,257	383,715	348,339
NOI attributable to unconsolidated investments	4,746	4,780	14,338	14,521
NOI attributable to noncontrolling interests	(3,195)	(5,731)	(13,091)	(16,513)
NOI attributable to non-same store properties	(11,312)	(2,152)	(40,269)	(12,755)
Non-cash NOI attributable to same store properties	(4,235)	(4,334)	(11,770)	(10,566)
Currency and ownership adjustments (1)	740	2,711	5,878	9,184
SSNOI at Welltower Share	116,498	114,531	338,801	332,210

SSNOI at Welltower Share:
Seniors Housing Operating	240,968	193,684	622,962	514,892
Triple-net	109,914	105,756	325,469	318,372
Outpatient Medical	116,498	114,531	338,801	332,210
Total	$467,380	$413,971	$1,287,232	$1,165,474

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

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2023		2023		2023		2022		2022		2022		2022
Net income (loss)	$134,722		$106,342		$28,635		$1,798		$(2,653)		$95,672		$65,751
Interest expense	156,532		152,337		144,403		140,391		139,682		127,750		121,696
Income tax expense (benefit)	4,584		3,503		3,045		(4,088)		3,257		3,065		5,013
Depreciation and amortization	339,314		341,945		339,112		342,286		353,699		310,295		304,088
EBITDA	$635,152		$604,127		$515,195		$480,387		$493,985		$536,782		$496,548

Interest Coverage Ratio:
Interest expense	$156,532		$152,337		$144,403		$140,391		$139,682		$127,750		$121,696
Non-cash interest expense	(6,716)		(5,824)		(5,083)		(4,280)		(6,759)		(6,606)		(4,109)
Capitalized interest	13,947		11,870		10,335		9,762		8,863		6,387		5,479
Total interest	163,763		158,383		149,655		145,873		141,786		127,531		123,066
EBITDA	$635,152		$604,127		$515,195		$480,387		$493,985		$536,782		$496,548
Interest coverage ratio	3.88	x	3.81	x	3.44	x	3.29	x	3.48	x	4.21	x	4.03	x

Fixed Charge Coverage Ratio:
Total interest	$163,763		$158,383		$149,655		$145,873		$141,786		$127,531		$123,066
Secured debt principal payments	12,865		13,839		14,942		13,989		13,775		14,382		15,968
Total fixed charges	176,628		172,222		164,597		159,862		155,561		141,913		139,034
EBITDA	$635,152		$604,127		$515,195		$480,387		$493,985		$536,782		$496,548
Fixed charge coverage ratio	3.60	x	3.51	x	3.13	x	3.01	x	3.18	x	3.78	x	3.57	x

	Nine Months Ended
	September 30,
EBITDA Reconciliations:	2023		2022
Net income (loss)	$269,699		$158,770
Interest expense	453,272		389,128
Income tax expense (benefit)	11,132		11,335
Depreciation and amortization	1,020,371		968,082
EBITDA	$1,754,474		$1,527,315

Interest Coverage Ratio:
Interest expense	$453,272		$389,128
Non-cash interest expense	(17,623)		(17,474)
Capitalized interest	36,152		20,729
Total interest	471,801		392,383
EBITDA	$1,754,474		$1,527,315
Interest coverage ratio	3.72	x	3.89	x

Fixed Charge Coverage Ratio:
Total interest	$471,801		$392,383
Secured debt principal payments	41,646		44,125
Total fixed charges	513,447		436,508
EBITDA	$1,754,474		$1,527,315
Fixed charge coverage ratio	3.42	x	3.50	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2023		2023		2023		2022		2022		2022		2022
Net income	$271,497		$134,122		$123,452		$160,568		$224,964		$417,953		$368,038
Interest expense	593,663		576,813		552,226		529,519		510,976		493,816		488,407
Income tax expense (benefit)	7,044		5,717		5,279		7,247		13,386		15,069		9,783
Depreciation and amortization	1,362,657		1,377,042		1,345,392		1,310,368		1,252,583		1,166,638		1,097,228
EBITDA	2,234,861		2,093,694		2,026,349		2,007,702		2,001,909		2,093,476		1,963,456
Loss (income) from unconsolidated entities	56,084		58,751		25,477		21,290		28,814		37,948		38,866
Stock-based compensation expense	34,762		32,299		27,709		26,027		22,402		20,766		18,994
Loss (gain) on extinguishment of debt, net	94		95		697		680		(497)		(504)		54,505
Loss (gain) on real estate dispositions, net	(65,258)		4,780		6,144		(16,043)		(32,139)		(151,029)		(199,229)
Impairment of assets	34,249		31,217		30,131		17,502		6,713		3,847		27,539
Provision for loan losses, net	17,761		14,192		11,098		10,320		(188)		(949)		5,083
Loss (gain) on derivatives and financial instruments, net	5,353		9,373		5,751		8,334		7,246		(7,737)		(6,689)
Other expenses	96,988		74,249		98,346		101,670		92,199		80,293		56,814
Lease termination and leasehold interest adjustment (1)	(65,485)		(65,485)		(56,397)		(64,854)		(63,454)		(64,094)		(7,697)
Casualty losses, net of recoveries	16,446		15,760		14,865		10,391		7,802		8,472		5,799
Other impairment (2)	12,309		—		(620)		(620)		(620)		(620)		—
Adjusted EBITDA	$2,378,164		$2,268,925		$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441

Adjusted Interest Coverage Ratio:
Interest expense	$593,663		$576,813		$552,226		$529,519		$510,976		$493,816		$488,407
Capitalized interest	45,914		40,830		35,347		30,491		26,054		21,860		20,335
Non-cash interest expense	(21,903)		(21,946)		(22,728)		(21,754)		(18,679)		(21,258)		(18,624)
Total interest	617,674		595,697		564,845		538,256		518,351		494,418		490,118
Adjusted EBITDA	$2,378,164		$2,268,925		$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441
Adjusted interest coverage ratio	3.85	x	3.81	x	3.88	x	3.94	x	3.99	x	4.09	x	3.99	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$617,674		$595,697		$564,845		$538,256		$518,351		$494,418		$490,118
Secured debt principal payments	55,635		56,545		57,088		58,114		61,002		64,267		65,600
Total fixed charges	673,309		652,242		621,933		596,370		579,353		558,685		555,718
Adjusted EBITDA	$2,378,164		$2,268,925		$2,189,550		$2,122,399		$2,070,187		$2,019,869		$1,957,441
Adjusted fixed charge coverage ratio	3.53	x	3.48	x	3.52	x	3.56	x	3.57	x	3.62	x	3.52	x

(1) Primarily relates to the derecognition of leasehold interests and the gain recognized in other income.
(2) Represents the write off or recovery of straight-line rent receivable balances relating to leases placed on cash recognition.

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

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2022	2022	2022	2022
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$654,715	$354,000	$299,968
Long-term debt obligations (1)	15,899,420	16,040,530	15,074,320	14,661,552	14,555,643	14,790,432	14,352,529
Cash and cash equivalents and restricted cash	(2,686,711)	(2,299,069)	(638,796)	(722,292)	(425,184)	(442,251)	(367,043)
Total net debt	13,212,709	13,741,461	14,435,524	13,939,260	14,785,174	14,702,181	14,285,454
Total equity and noncontrolling interests(2)	23,818,619	22,193,114	21,596,155	21,393,996	20,457,650	19,873,913	19,178,026
Book capitalization	$37,031,328	$35,934,575	$36,031,679	$35,333,256	$35,242,824	$34,576,094	$33,463,480
Net debt to book capitalization ratio	36%	38%	40%	39%	42%	43%	43%

Undepreciated book capitalization:
Total net debt	$13,212,709	$13,741,461	$14,435,524	$13,939,260	$14,785,174	$14,702,181	$14,285,454
Accumulated depreciation and amortization	8,868,627	8,599,622	8,417,151	8,075,733	7,687,077	7,437,779	7,215,622
Total equity and noncontrolling interests(2)	23,818,619	22,193,114	21,596,155	21,393,996	20,457,650	19,873,913	19,178,026
Undepreciated book capitalization	$45,899,955	$44,534,197	$44,448,830	$43,408,989	$42,929,901	$42,013,873	$40,679,102
Net debt to undepreciated book capitalization ratio	29%	31%	32%	32%	34%	35%	35%

Market capitalization:
Common shares outstanding	532,268	508,159	496,295	490,509	472,517	463,369	453,948
Period end share price	$81.92	$80.89	$71.69	$65.55	$64.32	$82.35	$96.14
Common equity market capitalization	$43,603,395	$41,104,982	$35,579,389	$32,152,865	$30,392,293	$38,158,437	$43,642,561
Total net debt	13,212,709	13,741,461	14,435,524	13,939,260	14,785,174	14,702,181	14,285,454
Noncontrolling interests(2)	864,583	988,673	1,148,000	1,099,182	1,288,343	1,317,733	1,282,450
Market capitalization	$57,680,687	$55,835,116	$51,162,913	$47,191,307	$46,465,810	$54,178,351	$59,210,465
Net debt to market capitalization ratio	23%	25%	28%	30%	32%	27%	24%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	September 30, 2023		December 31, 2022
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$12,239,118	$(482,319)	$10,839,782	$(488,159)
Secured debt	1,689,891	(54,534)	1,448,567	(36,654)
Totals	$13,929,009	$(536,853)	$12,288,349	$(524,813)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At September 30, 2023, we had $2,120,946,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $21,209,000. At December 31, 2022, we had $2,426,134,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $24,261,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2023, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $12,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2023		December 31, 2022
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$151,084	$9,636	$190,418	$14,238
Debt designated as hedges	1,467,176	14,672	1,452,832	14,528
Totals	$1,618,260	$24,308	$1,643,250	$28,766
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2023, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the third quarter ended September 30, 2023 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2023 through July 31, 2023	74	$80.89	—	$3,000,000,000
August 1, 2023 through August 31, 2023	2,613	79.98	—	3,000,000,000
September 1, 2023 through September 30, 2023	261	84.37	—	3,000,000,000
Totals	2,948	$80.39	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended September 30, 2023, we redeemed 62,088 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended September 30, 2023.
Item 5. Other Information
None.

Item 6. Exhibits

10.1
Equity Distribution Agreement, dated as of August 1, 2023, among Welltower Inc., Welltower OP LLC, the sales agents and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company's Form 8-K filed August 1, 2023 (File No. 001-08923) and incorporated by reference herein).

22	List of Subsidiary Issuers and Guaranteed Securities.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	October 31, 2023	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	October 31, 2023	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2023	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)