Form 10-K
period 2023-12-31
WELLTOWER INC.
filed 2024-02-15
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☑
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price as of the last business day of the registrant’s most recently completed second fiscal quarter was $41,131,361,000.
As of February 9, 2024, the registrant had 568,878,059 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 23, 2024, are incorporated by reference into Part III.

WELLTOWER INC. AND SUBSIDIARIES
2023 FORM 10-K ANNUAL REPORT

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
Welltower Inc. is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.765% as of December 31, 2023. Welltower Inc. issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP or its subsidiaries, and Welltower Inc. has fully and unconditionally guaranteed all existing and future senior unsecured notes.
Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to “we,” “us,” “our” or the “company” mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP.
Portfolio of Properties
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2023.
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
Seniors Housing Operating
Our Seniors Housing Operating properties include seniors apartments, independent living and independent supportive living, continuing care retirement communities, assisted living, Alzheimer's/dementia care and include care homes with or without nursing (U.K.), which assist with activities of daily living that preserve a person's mobility and social systems to promote cognitive engagement. Our properties include stand-alone properties that provide one level of service, combination properties that provide multiple levels of service and communities or campuses that provide a wide range of services. Properties are often held in joint venture entities with operating partners. We utilize the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007, which is commonly referred to as a “RIDEA” structure (the provisions of the Internal Revenue Code authorizing the RIDEA structure were enacted as part of the Housing and Economic Recovery Act of 2008).
Seniors Apartments Seniors apartments generally refer to age-restricted or age-targeted multi-unit housing with self-contained living units for older adults, usually aged 55+ who are able to care for themselves. Seniors apartments generally do not offer other additional services such as meals.

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
Our Seniors Housing Operating segment accounted for 72%, 72% and 68% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had relationships with 51 partners to manage our Seniors Housing Operating properties. In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract. We rely on our partners to effectively and efficiently manage these properties. For the year ended December 31, 2023, our relationship with Sunrise Senior Living ("Sunrise") accounted for approximately 17% of our Seniors Housing Operating segment revenues and 12% of our total revenues.
Triple-net
Our Triple-net properties offer services including independent living and independent supportive living (Canada), assisted living, continuing care retirement communities, Alzheimer's/dementia care and care homes with or without nursing (U.K.) described above, as well as long-term/post-acute care. Our properties include stand-alone properties that provide one level of service, combination facilities that provide multiple levels of service, and communities or campuses that provide a wide range of services. We invest primarily through acquisitions, development and joint venture partnerships. Our properties are primarily leased to operators under long-term, triple-net master leases that obligate the tenant to pay all operating costs, utilities, real estate taxes, insurance, maintenance costs and all obligations under certain ground leases. In addition, such triple-net master leases often require our tenants to fund a minimum amount related to capital expenditures. We are not involved in property management.
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
Our Triple-net segment accounted for 16%, 16% and 19% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, our revenues related to our relationship with Integra Healthcare Properties ("Integra") accounted for approximately 21% of our Triple-net segment revenues and 3% of total revenues. In December 2022, ProMedica relinquished to Welltower its 15% interest in 147 skilled nursing facilities previously owned by the Welltower/ProMedica joint venture in exchange for a lease modification, which relieved ProMedica from its lease obligation on the 147 skilled nursing properties and amended the lease on the remaining 58 assisted living and memory care properties that continue to be held by the Welltower/ProMedica joint venture. The 58 assisted living and memory care assets continue to be operated by ProMedica and backed by the existing guaranty. Concurrently, Welltower and Integra entered into master leases for the skilled nursing portfolio, which are subleased to a variety of regional operators to manage the properties.
For the years ended December 31, 2023 and 2022 our revenues related to our relationship with Genesis Healthcare ("Genesis") accounted for approximately 2% of our Triple-net segment revenues and less than 1% of our total revenues, compared to 6% of our Triple-net segment revenue and 1% of our total revenues for the year ended December 31, 2021. In March 2021, we entered into definitive agreements to substantially exit our operating relationship with Genesis. As of December 31, 2023, our relationship with Genesis was comprised of one property owned 100% by us and leased to Genesis, a loan balance net of allowance for credit losses of $191,105,000, approximately 9.5 million shares of GEN Series A common stock and a 25% ownership stake in an unconsolidated joint venture that includes two master leases for 28 properties operated by Genesis.
Outpatient Medical
Outpatient Medical Buildings  Demand for outpatient medical services is growing as more procedures are performed safely and efficiently outside the hospital setting. State-of-the-art outpatient centers are needed in accessible, consumer-friendly locations. Our portfolio of outpatient medical buildings is an integral part of creating health care provider connectivity in local markets and generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Approximately 87% of our outpatient medical building portfolio is affiliated with health systems (buildings directly on or adjacent to hospital campuses or with tenants that are satellite locations for the health system and its physicians). We typically lease our outpatient medical buildings to multiple tenants and provide varying levels of property management. Our Outpatient Medical segment accounted for 11%, 12% and 13% of total revenues for each of the years ended December 31, 2023, 2022 and 2021, respectively. No single tenant exceeds 20% of segment revenues.
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
Investment Types
Real Property  Our properties are primarily comprised of land, buildings, improvements and related rights. Our triple-net properties are generally leased to operators under long-term operating leases. The leases generally have a fixed contractual term of 12 to 15 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options, a portion of which could result in the disposition of properties for less than full market value if the options were to be exercised. Most of our rents are received under triple-net leases requiring the operator to pay rent and all additional charges incurred in the operation of the leased property. The tenants are required to repair and maintain the leased properties, and our leases often require the tenants to fund a minimum amount related to capital expenditures. Substantially all these operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period.
At December 31, 2023, approximately 97% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. We believe this bundling feature benefits us because the tenant cannot limit the purchase or renewal to better performing properties and terminate the leasing arrangement with respect to poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts. In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.
Our Outpatient Medical portfolio is primarily self-managed and consists mainly of multi-tenant properties leased to health care providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2023, 62% of our portfolio included leases with full pass through, 31% with a partial expense reimbursement (modified gross) and 7% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of seven years at December 31, 2023 and are often credit enhanced by security deposits, guarantees and/or letters of credit.
Construction  We are party to agreements to develop or redevelop properties funded through capital that we and/or our joint venture partners provide. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based upon the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. The construction period commences once expenditures for the property have been made and activities necessary to get the property ready for its intended use are in progress and terminates when the applicable property is substantially complete and ready for its intended use. During the construction period, we advance funds in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a company representative. During the construction period, we generally require an additional credit enhancement in the form of holding back a portion of the development fee, requiring a credit support for cost-overrun obligations and/or completion guarantees. As of December 31, 2023, we had outstanding construction investments of $1,304,441,000 and were committed to provide additional funds of approximately $966,829,000 to complete construction for consolidated investment properties. We also provide for construction loans which, depending on the terms and conditions, could be treated as loans or investments in unconsolidated entities.
Loans  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees. Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. As of December 31, 2023, we had outstanding loans, net of allowances, of $1,691,706,000 with an interest yield of approximately 10.5% per annum. Our yield on loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The loans outstanding as of December 31, 2023 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term.
Investments in Unconsolidated Entities Investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies are reported under the equity method of accounting. As of December 31, 2023, we had investments in unconsolidated entities of $1,636,531,000. Our investments in unconsolidated entities generally represent interests ranging from 10% to 95% in real estate assets. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest inclusive of transaction costs. We evaluate our equity method investments for impairment based upon a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.
In Substance Real Estate Additionally, we provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments, accounted for using the equity method, and are presented as investments in unconsolidated entities. We have made loans related to 24 properties with a carrying value of $832,746,000 as of December 31, 2023, which are classified as in substance real estate investments.
Principles of Consolidation
The consolidated financial statements are in conformity with U.S general accepted accounting principles (“U.S. GAAP”) and include the accounts of our wholly owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.

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
Environmental, Social and Governance
Environmental, Social and Governance ("ESG") Approach We strive to operate in a responsible, transparent and sustainable manner. Our leadership, through the cross-functional ESG Steering Committee and the Board of Directors (the "Board"), through the Nominating Corporate/Governance Committee, oversees and advances our ESG initiatives. We recognize that focusing on ESG engagement, integration and impact benefits our stakeholders and is fundamental to our business. Our corporate responsibility and sustainability strategy is focused on adopting leading ESG practices across our business and we were recognized for our leadership in this space over the past year in the following ways:
•Achieved a MSCI ESG rating of AA;
•Recognized by the U.S. Environmental Protection Agency (EPA) and U.S. Department of Energy as an ENERGY STAR Partner of the Year for the fifth consecutive year and maintained the level of Sustained Excellence, the EPA’s highest recognition within the ENERGY STAR program, for the third consecutive year;
•Achieved the level of Executive Member in the EPA’s Certification Nation program;
•Maintained top 30% (3rd decile) ISS Quality Score ranking for each of Environment and Social;
•Listed in the FTSE4Good Index since 2012;
•Named to the Bloomberg Gender-Equality Index for the fifth consecutive year;
•Maintained Prime status under the ISS-ESG Corporate Rating for the fifth consecutive year;
•Improved GRESB score and maintained GRESB Green Star status for the third consecutive year;

•Received the Labrador 2023 Transparency Award Top 3 in Real Estate for the second consecutive year;
•Recognized for industry-leading governance practices, including #1 ranking from Green Street Advisors for Corporate Governance amongst all US REITs; and
•Honored by the Women’s Forum of New York for the ratio of women on our Board being above the national average.
Environmental We are committed to operating in a sustainable manner that helps to reduce the Company’s environmental impact. Our goal is prudent environmental stewardship with a focus on reducing our greenhouse gas emissions, energy consumption, water usage, and waste production; mitigating climate change risks; and implementing energy efficiency, water efficiency, and renewable energy technologies across our portfolio. We work with our stakeholders, including employees, vendors, operators, residents, and tenants, in an effort to meet these objectives by encouraging and following evolving practices of environmental sustainability, including benchmarking our portfolio in ENERGY STAR Portfolio Manager, obtaining green building certifications, implementing green technologies, and performing portfolio-wide physical and transition risk analysis to identify opportunities to help mitigate these risks.
In December 2019, we issued our inaugural green bond of $500,000,000 of 2.700% senior unsecured notes due 2027 and in March 2022 we issued an additional green bond of $550,000,000 of 3.85% senior unsecured notes due 2032. The net proceeds from the offerings have been used to fund energy efficiency, water conservation and green building projects. As of September 30, 2023, we have utilized all of the proceeds from these issuances on such projects.
Social We value and are committed to our employees. We believe that a diverse workplace produces a variety of perspectives, motivates employees and helps us understand and better serve our stakeholders, and the communities in which we do business. As of December 31, 2023, our U.S. employees self-identified as follows:

Ethnicity	Male	Female
Asian	8%	13%
Black or African American	5%	7%
Hispanic or Latino	9%	10%
Native Hawaiian or Other Pacific Islander	—%	—%
Two or More Races	1%	2%
White	77%	68%
	100%	100%

Gender	51%	49%
We have reinforced our already strong commitment to diversity and inclusion through our Diversity Council and support of our seven employee network groups ("ENGs"). Our ENGs include women, families, racial and ethnic minorities, military, young professionals, and those who identify as LGBTQI+ and their allies. Our ENGs provide support, education, networking opportunities and community belonging for our employees. Our support of diversity and inclusion through our Diversity Council and ENGs, taken together with other employee initiatives, such as tailored messaging, training and discussions on equality and belonging, support our efforts to compete for and foster talent and inclusiveness in an ever-changing workforce.
In addition, we have several social initiatives in place that are focused on fostering a more diverse workforce, engaging with our communities and promoting the health and well-being of our employees, tenants and residents. The Welltower Charitable Foundation (the "Foundation") financially supports charitable initiatives related to aging, health care, the environment, education and the arts. We encourage our employees to give back to the community by matching their contributions and donating their time to eligible charitable organizations. Funds are also allocated to each of our ENGs to make charitable contributions in support of their programming efforts. Additionally, the Foundation facilitates presentations for charities to compete in the Give-WELL campaign. This campaign enables our employees to present and vote for charities that will receive donations from the Foundation. During 2023, we sponsored our fourth annual Day of Giving so our employees could collaborate to make an impact with local charitable organizations through volunteer opportunities. See the Human Capital section below for additional information regarding employee initiatives and programs.

Governance Our commitment to diversity starts at the top with a highly knowledgeable, skilled and diverse Board. As of December 31, 2023, our ten Directors self-identified as follows:

Board Composition
Ethnicity		Gender
Asian	10%	Male	60%
Black or African American	20%	Female	40%
Hispanic or Latino	20%		100%
White	50%
	100%

Nine of our ten Directors are independent, and the independent Chair of our Board is held by a Black/African American male. Four of five, or 80%, of our Board committees are chaired by either a Female (2), Hispanic/Latino (1) or Black/African American (1) Director.
Additional information regarding our ESG programs and initiatives is available in our 2022 Environmental, Social and Governance Report (located on our website at www.welltower.com). Information on our website, including our Environmental, Social and Governance Report or sections thereof, is not incorporated by reference into this Annual Report.
Human Capital
Our employees are our greatest asset. As of December 31, 2023, we had 533 employees (511 located in United States, 14 in the United Kingdom and eight in Canada). We are committed to the success of our people and the unique combination of skills and experiences they bring to achieving our mission.
Employee Engagement High employee engagement and satisfaction are critical to attracting and retaining top talent. Annually, we conduct an employee engagement survey through an independent third party, measuring our progress on important employee issues such as manager relationships, employee empowerment, performance management and resources and support, and identifying opportunities for growth and improvement.
Employee Development Programs and Performance Management Development through the talent pipeline, recognizing and rewarding performance and providing opportunities for continued growth are the cornerstones of our Human Capital strategy. We offer employees resources, trainings and tools designed to develop future leaders, advance careers and attract and retain talent, including but not limited to our robust early career programs, formal mentorship and coaching programs, manager development training, skill development courses and education assistance. During 2023, we continued executive management coaching programs to equip leaders with structured 360 feedback, customized development plans and guidance on company-wide succession planning. For many of our vice presidents and senior vice presidents, we provided one-on-one leadership coaching, focusing on maximizing their executive leadership potential.
Compensation and Benefits In addition to salary, our compensation and benefits programs include annual short-term incentive bonuses, long-term incentive stock awards, retirement plans, an employee stock purchase plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental and caregiver leave, senior wellness leave, employee assistance programs, tuition assistance and health and wellness reimbursement programs, among many others. We are committed to supporting the diverse needs of our workforce, and with the assistance of independent third parties, we annually evaluate and benchmark the competitiveness of our compensation and benefits programs. Our focus remains on fair pay practices that reward performance while aligning with the evolving needs of our employees.
Health, Safety and Wellness The success of our business is fundamentally connected to the safety and well-being of our employees, tenants, operators and managers, and their residents and visitors, as the case may be. We provide our employees and their families access to numerous innovative, flexible and convenient health and wellness programs that support physical, mental and financial well-being. In 2023, our focus remained on providing a safe office environment for our employees while continuing to allow for remote work, hybrid work and flexible work schedules where feasible. With the support of the varying work arrangements and a geographically dispersed workforce, we continued to develop ways to best support and communicate with our people. We continued to improve our employee experience by growing our internal communication platform (intranet), enhancing connectivity and collaboration. The mobile applications used created an easily accessible digital home-base where all company communications, including important office announcements, must-read company articles and external media engagements are located. Additional communication tools, including podcasts, town hall meetings, team events (virtually and in person) and dedicated communication channels for ENGs, demonstrate our commitment to ensuring employee alignment and engagement.
Credit Concentrations  Please see Note 9 to our consolidated financial statements.
Geographic Concentrations  Please see “Item 2 – Properties” below and Note 18 to our consolidated financial statements.

Certain Government Regulations
United States
Health Law Matters — Generally
Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs, and these facilities are subject to extensive regulation, including federal and state laws covering the type and quality of medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to health care fraud and abuse, including, but not limited to, the federal Anti-Kickback Statute (“AKS”), the federal Stark Law (“Stark Law”), and the federal False Claims Act (“FCA”), as well as comparable state laws. Hospitals, physician group practice clinics, and other health care providers that operate in our portfolio are subject to extensive federal, state, and local licensure, registration, certification, and inspection laws, regulations, and industry standards, as well as other conditions of participation in federal and state government programs such as Medicare and Medicaid. Further, operators of long-term care facilities are required to have in place compliance and ethics programs that meet the requirements of federal laws and regulations. Our tenants’ failure to comply with applicable laws and regulations could result in, among other things: loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state health care programs; loss of license; or closure of the facility. See risk factors “The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us” and “Our operators’ or tenants’ failure to comply with federal, state, local and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us” in “Item 1A – Risk Factors” below. Moreover, in light of certain arrangements that Welltower may pursue with healthcare entities who are directly subject to laws and regulations pertaining to health care, and, given that certain of our arrangements are structured under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"), certain health care fraud and abuse laws and data privacy laws could apply directly to Welltower. See risk factor "We assume operational and legal risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business results of operations, and financial condition" in "Item 1A - Risk Factors" below.
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
With respect to licensure, generally our seniors housing and long-term/post-acute care facilities are required to be licensed by the applicable state regulatory authority. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property and could result in suspension of new admissions or loss of licensure. Our entities are named on licenses for nearly all of the RIDEA portfolio and the loss of a license for one facility can require reporting in other jurisdictions.
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
◦Medicare Reimbursement Generally, long-term/post-acute care facilities are reimbursed by Medicare under prospective payment systems, which generally provide reimbursement based upon a predetermined fixed amount per episode of care and are updated by the Centers for Medicare and Medicaid Services ("CMS"), an agency of the Department of Health and Human Services (“HHS”) annually. There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services. The HHS Office of Inspector General has released recommendations to address skilled nursing facility ("SNF") billing practices and Medicare payment rates, which may impact our tenants and operators. In September 2022, HHS announced that additional data about the ownership of all Medicare-certified nursing homes will be released to the public, and in June 2023, CMS began publishing additional information regarding Medicare-certified nursing homes with common owners and operators, referred to as “affiliated entities,” including names of affiliated owners and aggregate data on the safety, staffing, and quality of affiliated entities. This information will make it easier for stakeholders (such as state licensing officials, state and federal law enforcement and researchers) and the public to identify common owners of nursing homes across different nursing home locations. The information will also allow for greater accessibility to information regarding facilities' performance and any common ownership links among facilities with poor performance. CMS announced it is increasing scrutiny and oversight over the country's poorest performing nursing facilities by strengthening requirements for completion of the Special Focus Facility Program and increasing enforcement actions against facilities that fail to demonstrate improvement, including denial of payment and potential loss of Medicare certification.
◦Medicaid Reimbursement  Many states reimburse SNFs using fixed daily rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. In most states, Medicaid does not fully reimburse the cost of providing services. Certain states are attempting to slow the rate of Medicaid growth by freezing rates or restricting eligibility and benefits. In addition, Medicaid reimbursement rates may decline if state revenues in a particular state are not sufficient to fund budgeted expenditures. Health reform measures could be implemented as a result of political, legislative, regulatory and administrative developments and judicial proceedings. On February 28, 2022, President Biden announced reforms to be implemented by CMS to ensure that: (a) every nursing home provides a sufficient number of staff who are adequately trained to provide high-quality care; (b) poorly performing nursing homes are held accountable for improper and unsafe care and immediately improve their services or are cut off from taxpayer dollars; and (c) the public has better information about nursing home conditions so that they can find the best available options. These reforms include minimum staffing requirements, reinforced safeguards against unnecessary medications, more funding for inspection activities, increased scrutiny on poor performers and expanded financial penalties and other sanctions. More recently, on November 15, 2023, CMS issued a Final Rule to implement portions of the Patient Protection and Affordable Care Act that require the disclosure of certain ownership and managerial information regarding Medicare SNFs and Medicaid nursing facilities, including updates to identify REIT ownership of SNFs. We cannot predict whether the existing Health Reform Laws, or future health care reform legislation, executive order, or regulatory changes, will have a material impact on our operators’ or tenants’ property or business.
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
Federal and State Data Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of personal information, including individually identifiable health information. Violations of these laws may result in regulatory scrutiny, lawsuits or substantial civil and/or criminal fines and penalties, including regulatory consent orders. The costs to a business such as ours or to an operator of a health care property associated with developing and maintaining programs and systems to comply with data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines, can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Finally, data privacy and security laws and regulations continue to develop, including with regard to HIPAA and U.S. state privacy laws. The California Consumer Privacy Act ("CCPA") has been amended by the California Privacy Rights Act. These updates and the comprehensive privacy laws from California, Colorado, Connecticut and Utah are all in effect, and further state comprehensive privacy laws and certain health-focused privacy laws, such as the Washington My Health My Data Act, will become effective over the course of 2024. Furthermore, many states have introduced legislation that would revise or implement new such laws and many states have promulgated regulations, which continue to evolve, to implement existing legislation. As we use data to better inform our investments and the efficacy of care in our communities, these developments may add potential uncertainty and costs towards compliance obligations, business operations or transactions that depend on data. These evolving privacy laws may create restrictions or requirements in our, our operators' and other business partners' use, sharing and retention of data. New privacy and security laws could require substantial investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations, and potentially create new privacy related legal risks.

United Kingdom
In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations including the Health and Care Act 2022. This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, amongst other things, that all persons carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws currently take the form of the U.K.’s Data Protection Act 2018 and the U.K. General Data Protection Regulation (collectively “U.K. DP Laws”). U.K. DP Laws impose a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater. Further, entities may also be subject to the E.U. General Data Protection Regulation ("E.U. GDPR"). Similarly, the E.U. GDPR imposes obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. The U.K. DP Laws may be subject to change with the introduction of the Data Protection and Digital Information ("DPDI") Bill in 2023. Entities incorporated in or carrying on a business in the U.K., as well as individuals residing in the U.K., are also subject to the U.K. Bribery Act 2010. The U.K. has national minimum wage legislation with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years.
Canada
Senior living residences in Canada are provincially regulated. Within each province, there are different categories for senior living residences that are generally based on the level of care sought and/or required by a resident (e.g. assisted or retirement living, senior living residences, residential care, long-term care). In some of these categories and depending on the province, residences may be government funded, or the individual residents may be eligible for a government subsidy, while other residences are exclusively private pay. The governing legislation and regulations vary by province, but generally the object of the laws is to set licensing requirements and minimum standards for senior living residences, and regulate operations. These laws empower regulators in each province to take a variety of steps to ensure compliance, conduct inspections, issue reports and generally regulate the industry.
Our operations in Canada are subject to privacy legislation, including, in certain provinces, privacy laws specifically related to personal health information. Although the obligations of senior living residences in the various provinces differ, they all include the obligation to protect personal information. Under some of these laws, notification to the regulator in the event of an actual or suspected privacy breach is mandatory. The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts. In September 2021, the province of Quebec adopted significant amendments to its privacy legislation, including a new enforcement scheme with significant penalties and fines: up to CAD $10 million or 2% of global turnover (whichever is greater) for administrative monetary penalties and up to CAD $25 million or 4% of global turnover for penal fines. The amendments take effect in three stages: (i) a few provisions on September 22, 2022, (ii) most provisions on September 22, 2023 (including the new enforcement scheme), and (iii) one provision on September 23, 2024. Senior living residences may also be subject to laws pertaining to residential tenancy, provincial and/or municipal laws applicable to fire safety, food services, zoning, occupational health and safety, public health and the provision of community health care and funded long-term/post-acute care.
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

General
Prior to the Reorganization on April 1, 2022, whereby Old Welltower, became a wholly owned subsidiary of WELL Merger Holdco Sub Inc. in a transaction intending to qualify as a reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended (the “Code”). In connection with the Reorganization, Old Welltower changed its name to Welltower OP Inc., WELL Merger Holdco Sub Inc. changed its name to Welltower Inc. and Old Welltower became a “qualified REIT subsidiary” of the Company. Effective on May 24, 2022, Welltower OP Inc. converted from a Delaware corporation into a Delaware limited liability company named Welltower OP LLC. Prior to the Reorganization, Old Welltower elected to be taxed as a REIT and was organized and operated in a manner intended to qualify as a REIT. As a result of the Reorganization, the Company is treated as a continuation of Old Welltower for U.S. federal income tax purposes and references in this summary to “the Company,” “us,” or “we” include references to Old Welltower unless otherwise specified or clearly required by the context.
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
Despite qualifying as a REIT, we may be subject to U.S. federal income and excise tax as follows:
•To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;
•If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be taxed at the highest corporate rate;
•Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property) will be subject to a 100% tax;
•If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;
•If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding years, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed and;
•We will be subject to a 100% tax on certain amounts from certain transactions involving our “taxable REIT subsidiaries” that are not conducted on an arm’s length basis. See “Investments in Taxable REIT Subsidiaries.”
We have acquired assets from “C” corporations in carryover basis transactions and may do so again in the future. A “C” corporation is generally defined as a corporation that is required to pay full corporate level U.S. federal income tax. If we recognize gain on the disposition of such assets during the five-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (e.g., the excess of the fair market value of the asset over the adjusted tax basis of the asset, in each case determined as of the beginning of the five-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the “C” corporation did not make and was not treated as making an election to treat the built-in gain assets as sold to an unrelated party on the date they were acquired by us. For our assets that are subject to the built-in gains tax, the potential amount of built-in gains tax will be an additional factor when considering a possible sale of such assets within the five-year period beginning on the date on which the assets were acquired by us. See Note 19 to our consolidated financial statements for additional information regarding the built-in gains tax.

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
We will own substantially all of our assets and earn substantially all of our income through Welltower OP and its direct or indirect subsidiaries. Prior to the LLC Conversion, Welltower OP was treated as a “qualified REIT subsidiary,” provided that we qualified as a REIT during this period. After the LLC Conversion, Welltower OP became a disregarded entity for U.S. federal income tax purposes and was treated as a disregarded entity until additional regarded members were admitted to Welltower OP, at which time Welltower OP became a regarded entity treated as a partnership for U.S. federal income tax purposes.
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
A REIT is permitted to render a de minimis amount of impermissible services to tenants of a property and still treat rents received with respect to that property as rent from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a taxable REIT subsidiary subject to certain conditions, which would permit us to still treat rents received with respect to the property as rent from real property.
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

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for certain relief provisions provided by the Code. These relief provisions generally will be available if (1) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income, and (2) the failure to meet such tests was due to reasonable cause and not due to willful neglect. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (1) the gross income attributable to (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test and (ii) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% gross income test, multiplied by (2) a fraction intended to reflect our profitability. The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify under the 75% and 95% gross income tests and to exclude items from the measure of gross income for such purposes.
Asset Tests  Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets (including interests in real property, interests in mortgages on real property or on interests in real property, shares in other REITs and debt instruments issued by publicly offered REITs), cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments (the “75% asset test”). Although the remaining 25% of our assets generally may be invested without restriction, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than another REIT or a taxable REIT subsidiary. Further, no more than 20% of our total assets may be represented by securities of one or more taxable REIT subsidiaries (the “20% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer (the “5% asset test”) other than a qualified REIT subsidiary, another REIT or a taxable REIT subsidiary. Each of the 10% vote test, the 10% value test and the 20% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value-related tests are not satisfied due to changes in the value of the assets of a REIT.
Certain items are excluded from the 10% value test, including: (1) straight debt securities meeting certain requirements; (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a non-U.S. government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“10% Value Excluded Securities”). If a REIT, or its taxable REIT subsidiary, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not 10% Value Excluded Securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.
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
With respect to corrections of failures as to violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation due to the ownership of assets that do not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the violation. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the Internal Revenue Service ("IRS") that describes the non-qualifying assets.

Investments in Taxable REIT Subsidiaries REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. Unlike a qualified REIT subsidiary, other disregarded entity or partnership, the income and assets of a taxable REIT subsidiary are not attributable to the REIT for purposes of satisfying the income and asset ownership requirements applicable to REIT qualification. Except as noted below with respect to a corporate entity that operates a health care or lodging facility, we and any taxable corporate entity in which we own an interest, directly or indirectly, are allowed to jointly elect to treat such entity as a “taxable REIT subsidiary.”
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
The IRS may redetermine amounts from transactions between a REIT and its taxable REIT subsidiary where there is a lack of arm’s-length dealing between the parties. Any taxable income allocated to, or deductible expenses allocated away, from a taxable REIT subsidiary would increase its tax liability. Further, redetermined amounts from certain transactions involving a REIT and its taxable REIT subsidiaries could be subject to a 100% tax if not conducted on an arm’s length basis.
A taxable REIT subsidiary does not include any corporation that directly or indirectly operates or manages a lodging facility or a health care facility unless such facility is operated on behalf of such subsidiary by a person that is an independent contractor and certain other requirements are met. The failure of a subsidiary of ours to qualify as a taxable REIT subsidiary as a result of operating a lodging facility or a health care facility could have an adverse effect on the Company’s ability to comply with the REIT income and asset tests, and thus could impair the Company’s ability to qualify as a REIT unless the Company could avail itself of certain relief provisions under the Code and pay any tax resulting therefrom.
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
The IRS has issued several notices indicating its intention to propose regulations providing guidance regarding the Corporate AMT and issuing certain interim rules on which taxpayers may rely. Until further regulations and guidance from the IRS is released, the impact of the Corporate AMT on our TRSs is uncertain and it is possible that our taxable REIT subsidiaries will be subject to material U.S. federal income taxes under the Corporate AMT.
Investments in REIT Subsidiaries The Company, through Welltower OP, owns and may acquire direct or indirect interests in one or more entities that have elected or will elect to be taxed as REITs under the Code (each, a “Subsidiary REIT”). A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to the Company. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on the Company’s ability to comply with the REIT income and asset tests, and thus could impair the Company’s ability to qualify as a REIT unless the Company could avail itself of certain relief provisions under the Code and pay any tax resulting therefrom.
Annual Distribution Requirements In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Prior to 2014, with respect to all REITs, the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”). The preferential dividend rule no longer applies to publicly offered REITs; however, the rule is still applicable to REITs which are not publicly offered, which would include several of our Subsidiary REITs. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements, economic, market, legal, tax or other factors could limit our ability to meet those requirements.
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

Under certain circumstances, including in the event of a deficiency determined by the IRS, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being disqualified as a REIT and/or taxed on amounts distributed as deficiency dividends; however, we will be required to pay applicable penalties and interest based upon the amount of any deduction taken for deficiency dividend distributions.
Failure to Qualify as a REIT If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us. As a result, we anticipate that our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders. In addition, if we fail to qualify as a REIT, we will not be required to distribute any amounts to our stockholders, and all distributions to stockholders will be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits and will not be eligible for the 20% deduction under Section 199A of the Code applicable to certain non-corporate shareholders, including individuals, prior to January 1, 2026. In such event, corporate stockholders may be eligible for the dividends-received deduction. In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities.
In addition to the relief described above under “Income Tests” and “Asset Tests,” statutory relief is available in the event that we violate a provision of the Code that would result in our failure to qualify as a REIT if: (1) the violation is due to reasonable cause and not due to willful neglect; (2) we pay a penalty of $50,000 for each failure to satisfy the provision; and (3) the violation does not include a violation described under “Income Tests” or “Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.
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
•an entity classified as a corporation for U.S. federal income tax purposes and created or organized under the laws of the United States, any state thereof or the District of Columbia;
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
Taxation of Non-U.S. Holders of Our Stock
The following discussion addresses the rules governing U.S. federal income taxation of the acquisition, ownership and disposition of our stock by non-U.S. holders. These rules are complex, and no attempt is made herein to provide more than a brief summary of such rules. Accordingly, the discussion does not address all aspects of U.S. federal income taxation and does not address other U.S. federal, state, local or non-U.S. tax consequences that may be relevant to a non-U.S. holder in light of its particular circumstances. We urge non-U.S. holders to consult their tax advisors to determine the impact of U.S. federal, state, local and non-U.S. income and other tax laws and any applicable tax treaty on the acquisition, ownership and disposition of shares of our stock, including any reporting requirements.
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
Except as otherwise provided below, we expect to withhold U.S. federal income tax at the rate of 30% on any distributions made to a non-U.S. holder unless:
(1) a lower treaty rate applies and the non-U.S. holder furnishes an IRS Form W-8BEN or W-8BEN-E (or other applicable documentation) evidencing eligibility for that reduced treaty rate; or
(2) the non-U.S. holder furnishes an IRS Form W-8ECI (or other applicable documentation) claiming that the distribution is income effectively connected with the non-U.S. holder’s trade or business.
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
Pursuant to the Foreign Investment in Real Property Tax Act, which is referred to as “FIRPTA,” distributions to a non-U.S. holder that are attributable to gain from sales or exchanges by us of USRPIs, whether or not designated as capital gain dividends, will cause the non-U.S. holder to be treated as recognizing such gain as income effectively connected with a U.S. trade or business. Non-U.S. holders generally would be taxed at the regular rates applicable to U.S. holders, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. We also will be required to withhold and to remit to the IRS 21% of any distribution to non-U.S. holders attributable to gain from sales or exchanges by us of USRPIs. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a non-U.S. holder that is a corporation. The amount withheld is creditable against the non-U.S. holder’s U.S. federal income tax liability. However, any distribution with respect to any class of stock that is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market located in the United States is not subject to FIRPTA, and therefore, not subject to the 21% U.S. withholding tax described above, if the non-U.S. holder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of the distribution. Instead, such distributions generally will be treated as ordinary dividend distributions and subject to withholding in the manner described above with respect to ordinary dividends. Furthermore, distributions to “qualified foreign pension funds” or entities all of the interests of which are held by “qualified pension funds” are exempt from FIRPTA. Non-U.S. holders should consult their tax advisors regarding the application of these rules.
Retention of Net Capital Gains Although the law is not clear on the matter, it appears that amounts we designate as retained net capital gains in respect of our stock should be treated with respect to non-U.S. holders as actual distributions of capital gain dividends. Under this approach, the non-U.S. holders may be able to offset as a credit against their U.S. federal income tax liability their proportionate share of the tax paid by us on such retained net capital gains and to receive from the IRS a refund to the extent their proportionate share of such tax paid by us exceeds their actual U.S. federal income tax liability. If we were to designate any portion of our net capital gain as retained net capital gain, non-U.S. holders should consult their tax advisors regarding the taxation of such retained net capital gain.

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
If gain on the sale, exchange or other taxable disposition of our stock were subject to taxation under FIRPTA or otherwise as a result of being effectively connected with the conduct by the non-U.S. holder of a trade or business within the United States, the non-U.S. holder would be required to file a U.S. federal income tax return and would be subject to regular U.S. federal income tax with respect to such gain in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, if the sale, exchange or other taxable disposition of our stock were subject to taxation under FIRPTA, and if shares of the applicable class of our stock were not “regularly traded” on an established securities market, the purchaser of such stock generally would be required to withhold and remit to the IRS 15% of the purchase price.
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
Non-U.S. Holders
Payments of Interest. Interest paid on a debt security to a non-U.S. holder that is not effectively connected with the non-U.S. holder’s conduct of a trade or business within the United States generally will not be subject to U.S. federal income tax or withholding, provided that:
•the non-U.S. holder does not, actually or constructively, own 10% or more of the total combined voting power of all classes of our voting stock or 10% or more of the profits or capital in Welltower OP;
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
If a non-U.S. holder does not satisfy the requirements above, such non-U.S. holder will be subject to withholding tax of 30%, subject to a reduction in or an exemption from withholding on such interest as a result of an applicable tax treaty. To claim such entitlement, the non-U.S. holder must provide the applicable withholding agent with a properly executed IRS Form W-8BEN or W-8BEN-E (or other applicable documentation) claiming a reduction in or exemption from withholding tax under the benefit of an income tax treaty between the United States and the country in which the non-U.S. holder resides or is established.
If interest paid to a non-U.S. holder is effectively connected with the non-U.S. holder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the United States to which such interest is attributable), the non-U.S. holder will be exempt from the U.S. federal withholding tax described above. To claim the exemption, the non-U.S. holder must furnish to the applicable withholding agent a valid IRS Form W-8ECI, certifying that interest paid on a debt security is not subject to withholding tax because it is effectively connected with the conduct by the non-U.S. holder of a trade or business within the United States.
Any such effectively connected interest generally will be subject to U.S. federal income tax at the regular rates. A non-U.S. holder that is a corporation may also be subject to a branch profits tax at a rate of 30% (or such lower rate specified by an applicable income tax treaty) on such effectively connected interest, as adjusted for certain items.

The certifications described above must be provided to the applicable withholding agent prior to the payment of interest and must be updated periodically. Non-U.S. holders that do not timely provide the applicable withholding agent with the required certification, but that qualify for a reduced rate under an applicable income tax treaty, may obtain a refund of any excess amounts withheld by timely filing an appropriate claim for refund with the IRS. Non-U.S. holders should consult their tax advisors regarding their entitlement to benefits under any applicable income tax treaty.
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
•the applicable withholding agent is notified by the IRS that the holder previously failed to properly report payments of interest or dividends; or
•the holder fails to certify under penalties of perjury that the holder has furnished a correct taxpayer identification number and that the IRS has not notified the holder that the holder is subject to backup withholding.
Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be allowed as a refund or a credit against a U.S. holder’s U.S. federal income tax liability, provided the required information is timely furnished to the IRS. U.S. holders should consult their tax advisors regarding their qualification for an exemption from backup withholding and the procedures for obtaining such an exemption.
Non-U.S. Holders Payments of dividends on stock of the Company or interest on debt securities of the Company or Welltower OP generally will not be subject to backup withholding, provided the applicable withholding agent does not have actual knowledge or reason to know the holder is a United States person and the holder either certifies its non-U.S. status, such as by furnishing a valid IRS Form W-8BEN, W-8BEN-E or W-8ECI, or otherwise establishes an exemption. However, information returns are required to be filed with the IRS in connection with any distributions on stock of the Company or interest on debt securities of the Company or Welltower OP paid to the non-U.S. holder, regardless of whether such distributions constitute a dividend or whether any tax was actually withheld. In addition, proceeds of the sale or other taxable disposition of such stock or debt securities (including a retirement or redemption of a debt security) within the United States or conducted through certain U.S.-related brokers generally will not be subject to backup withholding or information reporting if the applicable withholding agent receives the certification described above and does not have actual knowledge or reason to know that such holder is a United States person, or the holder otherwise establishes an exemption. Proceeds of a disposition of such stock or debt securities conducted through a non-U.S. office of a non-U.S. broker generally will not be subject to backup withholding or information reporting.

Copies of information returns that are filed with the IRS may also be made available under the provisions of an applicable treaty or agreement to the tax authorities of the country in which the non-U.S. holder resides or is established.
Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules may be allowed as a refund or a credit against a non-U.S. holder’s U.S. federal income tax liability, provided the required information is timely furnished to the IRS.
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
A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). While interests in Welltower OP and Subsidiary Partnerships will not be traded on an established securities market, they could possibly be deemed to be traded on a secondary market or its equivalent due to the redemption rights enabling the limited members to dispose of their interests. A publicly traded partnership will not, however, be treated as a corporation for any taxable year if 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including (as may be relevant here) real property rents, gains from the sale or other disposition of real property, interest, and dividends (the “90% Passive Income Exception”). The income requirements applicable to us in order for us to qualify as a REIT under the Code and the definition of qualifying income under the Passive Income Exception are very similar. Although differences exist between these two income tests, we do not believe that these differences would cause Welltower OP or Subsidiary Partnerships not to satisfy the 90% Passive Income Exception applicable to publicly traded partnerships.
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

A Book-Tax Difference may also arise as a result of the revaluation of property owned by a partnership in connection with certain types of transactions, including in connection with certain non-pro rata contributions of assets to, or distributions of assets by, Welltower OP in exchange for, or in redemption of, interests in Welltower OP. In the event of such a revaluation, the members (including us) who were members in the partnership immediately prior to the revaluation will be required to take any Book-Tax Difference created as a result of such revaluation into account in substantially the same manner as under the Section 704(c) rules discussed above. This would result in us being allocated income, gain, loss and deduction for tax purposes in amounts different than the economic or book income allocated to us by the partnership.
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
The IRS has issued regulations requiring partnerships to use a “reasonable method” for allocating items affected by Section 704(c) of the Code and outlining several reasonable allocation methods. We have the discretion to determine which of the methods of accounting for Book-Tax Differences (specifically approved in the Treasury regulations) will be elected with respect to any properties contributed to or revalued by Welltower OP. We have not determined which method of accounting for Book-Tax Differences will be elected for properties contributed to or revalued by Welltower OP in the future.
Basis in Partnership Interest Our adjusted tax basis in a partnership interest generally is equal to:
•the amount of cash and the adjusted tax basis of any other property contributed (or deemed contributed) by us to the partnership,
•increased by our allocable share of the partnership’s income, and
•reduced, but not below zero, by
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
Partnership Audit Rules A partnership (and not its partners) must pay any “imputed underpayments,” consisting of delinquent taxes, interest, and penalties deemed to arise out of an audit of the partnership, unless certain alternative methods are available and the partnership elects to utilize them. The IRS has issued regulations providing details on many of these provisions, but it is still not entirely clear how all of these rules will be implemented. Accordingly, it is possible that in the future, we and/or any partnership in which we are a partner could be subject to, or otherwise bear the economic burden of, U.S. federal income tax, interest, and penalties resulting from a U.S. federal income tax audit.
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
•natural disasters, health emergencies (such as the COVID-19 pandemic) and other acts of God affecting our properties;
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
•any adverse developments in the business or financial condition of Sunrise and Integra;
•any failure, inability or unwillingness by Integra to satisfy obligations under their agreements with us;
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
•bank failures or other events affecting financial institutions;
•losses caused by severe weather conditions, natural disasters or the physical effects of climate change;
•costs incurred to remediate environmental contamination at our properties;
•our reliance on data and technology systems and the increasing risks of cybersecurity incidents;
•evolving privacy regulations;
•ESG-related commitments and expectations;
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
Risks Arising from Our Business
Our investments in and acquisitions of health care and seniors housing properties may be unsuccessful or fail to meet our expectations
Some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Such expenditures may negatively affect our results of operations. Investments in and acquisitions of seniors housing and health care properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Health care properties are often highly customizable, and the development or redevelopment of such properties may require costly tenant-specific improvements. The actual costs of development or redevelopment may be greater than our estimates. We have experienced delays and disruptions to property redevelopment as a result of supply chain issues and construction material and labor shortages and may experience additional or more significant such delays in the future. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition. Acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office and unfamiliarity with local governmental and permitting procedures. These risks may be exacerbated by the volume and complexity of such activity, as well as geopolitical tension or instability, inflationary pressures, interest rate fluctuations and supply chain disruptions. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities and may lead to impairment of such assets.

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
We assume operational and legal risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business, results of operations and financial condition
We have entered into various joint ventures that were structured under the provisions of RIDEA, which permits REITs to own or partially own “qualified health care properties” in a structure through which we can participate directly in the cash flow of the properties’ operations (as compared to receiving only contractual rent payments) in compliance with REIT requirements. A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients.
Under a RIDEA structure, we are required to rely on our operator to manage and operate the property, including complying with laws and providing resident care. However, as the owner of the property under a RIDEA structure, we are responsible for operational and legal risks and liabilities of the property, including, those relating to employment matters of our operators, compliance with health care fraud and abuse and other laws, governmental reimbursement matters, data privacy and security laws, compliance with federal, state, local and industry-related licensure, certification and inspection laws, regulations, and standards, and litigation involving our properties or residents/patients, even though we have limited ability to control or influence our operators’ management of these risks. Further, our taxable REIT subsidiary (“TRS”) is generally required to hold the applicable health care license and enroll in the applicable government health care programs (e.g., Medicare and Medicaid), which subjects us to potential liability under various health care laws. Penalties for failure to comply with applicable laws may include loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government health care programs (e.g., Medicare and Medicaid), administrative sanctions and civil monetary penalties. Although we have some general oversight approval rights and the right to review operational and financial reporting information, our operators are ultimately in control of the day-to-day business of the property, including clinical decision-making, and we rely on them to operate the properties in a manner that complies with applicable law.
We are exposed to operational risks with respect to our Seniors Housing Operating properties that could adversely affect our revenue and operations
We are exposed to various operational risks with respect to our Seniors Housing Operating properties that may increase our costs or adversely affect our ability to generate revenues. These risks include fluctuations in occupancy experienced during the normal course of business, Medicare and Medicaid reimbursement, if applicable, and private pay rates; economic conditions; the availability and increases in the cost of labor (as a result of unionization or otherwise); competition; federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; and federal and state housing laws and regulations. Any one or a combination of these factors may adversely affect our revenue and operations and could eventually lead to impairment of our properties.
We have rights to terminate our management agreements with operators, in whole or with respect to specific properties under certain circumstances, and we may be unable to replace operators if our management agreements are terminated or not renewed
We are party to long-term management agreements with our Seniors Housing Operating managers pursuant to which they provide comprehensive property management, accounting and other services with respect to our Seniors Housing Operating properties. We have the ability to terminate any of our management agreements upon the occurrence of certain events such as insolvency relating to such manager, and in some cases, upon the failure to meet specific NOI targets without curing (to the extent there is an ability to cure). In addition, many of our management agreements are terminable by us for no cause upon a reasonable notice period and in some cases, upon payment of a termination fee.
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
A severe cold and flu season, epidemics or any other widespread illnesses could adversely affect the occupancy of our Seniors Housing Operating and Triple-net properties
Our business and operations are exposed to risks from COVID-19, severe cold and flu seasons or the occurrence of other epidemics, pandemics or other widespread illnesses. Our revenues and our operators' revenues are dependent on occupancy and the occupancy of our Seniors Housing Operating and Triple-net properties could significantly decrease in the event of a severe cold and flu season, a resurgence of COVID-19 or other epidemics, pandemics, widespread illness or public health crises. Such a decrease would affect the operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make payments to us. As we experienced during the COVID-19 pandemic, a future flu or other pandemic could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents or see a reduction in occupancy, and adversely affect their ability to meet their obligations to us, which would have a material adverse effect on our financial results.
The impacts of such events could be severe and far-reaching, and may impact our operations in several ways, including: (i) operators and tenants could experience deteriorating financial conditions and be unable or unwilling to pay payments to us on time and in full; (ii) we may have to restructure operators' or tenants' obligations and may not be able to do so on terms that are favorable to us; (iii) we may experience increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures, restrictions on the movement of people and remote or hybrid work schedules, which introduce additional operational risks including cybersecurity risks; (iv) increased operational costs incurred by us and our operators across all of our properties as a result of public health measures and other regulations affecting our properties and operations, as well as additional health and safety measures adopted by us and our operators and tenants, unique pressures on seniors housing and medical practice employees during pandemics like the COVID-19 pandemic including labor shortages resulting from macroeconomic trends; and (v) costs of development including expenditures for materials utilized in construction and labor essential to complete existing developments in progress, may increase substantially.
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
The properties managed by Sunrise account for a significant portion of our revenues and net operating income and any adverse developments in its business or financial condition could adversely affect us
As of December 31, 2023, Sunrise managed 88 of our Seniors Housing Operating properties. These properties account for a significant portion of our revenues and net operating income. Under our management agreements, we rely on Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our Seniors Housing Operating properties efficiently and effectively. We also rely on Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate them in compliance with the terms of our management agreements and all applicable laws and regulations. Any adverse developments in Sunrise’s business or financial condition could impair its ability to manage our properties efficiently and effectively, which could adversely affect our business, results of operations, and financial condition. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our Seniors Housing Operating properties. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise to enhance its pay and benefits packages to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Sunrise to attract and retain qualified personnel, or significant changes in Sunrise’s senior management or equity ownership could adversely affect the income we receive from our Seniors Housing Operating properties and have a material adverse effect on us. Also, if Sunrise experiences any significant financial, legal, accounting or regulatory difficulties, such difficulties could result in, among other things, acceleration of its indebtedness, impairment of its continued access to capital or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, which, in turn, could adversely affect our business, results of operations and financial condition. If we determine to sell or transition properties currently managed by Sunrise, we may experience operational challenges and/or significantly declining financial performance for those properties.
We depend on Integra for a significant portion of our revenues and any failure, inability or unwillingness by them to satisfy obligations under their agreements with us could adversely affect us
As of December 31, 2023, we lease 147 properties to Integra under a triple-net master lease, which account for a significant portion of our revenues. Integra subleases these properties to various regional operators who manage the property operations. We depend on Integra to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Integra will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy their respective obligations under our lease, and any failure, inability or unwillingness by Integra to do so could have an adverse effect on our business, results of operations and financial condition. Integra has also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with the facilities, and we cannot assure you that Integra will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations. Integra's failure to effectively oversee the operations of their subtenants or their obligation to maintain and improve our properties could adversely affect the subtenant operators' business reputations and the subtenant operators' ability to attract and retain patients and residents in our properties, which in turn, could adversely affect our business, results of operations and financial condition.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations
We have operations in the U.K. and Canada which represent 9.1% and 7.7% of total Welltower revenues, respectively. International development, ownership, and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain or loss recognized with respect to changes in exchange rates, which may not qualify under the 75% gross income test or the 95% gross income test required for us to satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; impact from international trade disputes and the associated impact on our tenants' supply chain and consumer spending levels; changes in foreign political, regulatory, and economic conditions (regionally, nationally and locally) including, challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in foreign countries; local businesses and cultural factors that differ from our usual standards and practices; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act.
Further, our operations in the U.K. may be adversely impacted by global and local economic volatility experienced as a result of geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine, rising inflation and interest rates, the energy crisis that has seen supply shortages and higher oil, gas and electricity prices, volatility in commodity prices, credit and capital markets, an increase in cybersecurity incidents, as well as labor market challenges affecting the recruitment and retention of employees.
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
Since January 1, 2014, the Health Reform Laws have provided those states that expand their Medicaid coverage to otherwise ineligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. The federal government substantially funds the Medicaid expansion and as of December 2023, the number of states implementing expansion has grown to more than 80% of all states. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants.
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
Our operators’ or tenants’ failure to comply with federal, state, province, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us
Our operators and tenants generally are subject to or impacted by varying levels of federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our facilities and how our tenants and operators conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other health care communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants, and similar foreign laws regulating the health care industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act of 1990 and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Our operators’ or tenants’ failure to comply with any of these laws, regulations, or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state health care programs, civil liability, and in certain limited instances, criminal penalties, material restrictions on or loss of license, closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. In addition, we may be directly subject to these laws, regulations and standards, as well as potential investigation or enforcement and liability, as a result of our RIDEA-structured arrangements, and certain other arrangements we may pursue with healthcare entities who are directly subject to these laws. See “Item 1 - Business - Certain Government Regulations - United States - Fraud & Abuse Enforcement” and “Item 1 - Business - Certain Government Regulations - United States - Health Care Matters - Generally” above.
Many of our properties may require a license, registration, and/or CON to operate. Failure to obtain a license, registration, or CON, or loss of a required license, registration, or CON would prevent a facility from operating in the manner intended by the operators or tenants. These events could materially adversely affect our operators’ or tenants’ ability to make a profit or our operators' or tenants' ability to make rent or other obligatory payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of health care facilities, by requiring a CON or other similar approval from a state agency. See “Item 1 — Business — Certain Government Regulations — United States — Licensing and Certification” above.
In addition, we cannot assure you that future changes in government regulation will not adversely affect the health care industry, including our tenants and operators, nor can we be certain that our tenants and operators will achieve and maintain occupancy and rate levels or labor cost levels that will enable them to satisfy their obligations to us.
Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition
From time to time, we are directly involved or named as a party in legal proceedings, lawsuits and other claims that involve class actions, disputes regarding property damage, care matters and other issues. We also are named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators/tenants or managers in which such operators/tenants or managers have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. Employment related class action lawsuits have increased in recent years, including class action lawsuits brought against our operators in certain states regarding employee and government requirements regarding wage and hour claims and fair housing complaints, as well as class action lawsuits related to staffing and care. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses, significantly divert the attention of management, and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.
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
Our development/redevelopment and construction projects are vulnerable to the impact of material shortages and inflation. For example, shortages and fluctuations in the price of lumber or in other important raw materials have resulted in and could continue to result in delays in the start or completion of, or increase the cost of, developing one or more of our projects. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors, including changes to immigration laws that impact the availability of labor or tariffs on imported construction materials. Additional conditions and risks affecting our development/redevelopment and construction projects include: (i) liability if our communities are not constructed in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements, which noncompliance could result in imposition of fines, an award of damage to private litigants and a requirement that we undertake structural modifications to remedy the noncompliance; (ii) cost overruns, especially in the current inflationary environment, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iii) the potential for fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) the potential that we may expend funds and management time, or fail to recover expenses already incurred, if we do not complete projects already started or abandon development or redevelopment opportunities after we begin to explore them; (v) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or development or redevelopment costs; (vi) the possibility that properties will be leased at below expected rental rates and (vii) to the extent the development or redevelopment activities are conducted in partnership with third parties, the possibility of disputes with our joint venture partners and the potential that we miss certain project management deadlines.
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
Bank failures or other events affecting financial institutions could have a material adverse effect on our and our operators' and tenants' liquidity, results of operations and financial condition
The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions, or concerns or rumors about such events, may adversely impact us, either directly or through an adverse impact on our tenants, operators and borrowers. A bank failure or other event affecting financial institutions could lead to disruptions in our or our tenants', operators' and borrowers' access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations. In addition, our or our tenants', operators' and borrowers' deposits in excess of the Federal Deposit Insurance Corporation limits may not be backstopped by the U.S. government, and banks or financial institutions with which we or our tenants, operators and borrowers do business may be unable to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. Any adverse effects to our tenants', operators' or borrowers' liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us, which could have a material adverse effect on our business, results of operations and financial condition.
We may experience losses caused by severe weather conditions, natural disasters or the physical effects of climate change, which could result in an increase of our or our tenants’ cost of insurance, unanticipated costs associated with evacuation, a decrease in our anticipated revenues or a significant loss of the capital we have invested in a property
We maintain or require our tenants to maintain comprehensive insurance coverage on our properties with terms, conditions, limits and deductibles that we believe are appropriate given the relative risk and costs of such coverage. However, a large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods, as well as the effects of climate change. For example, in 2023, the weather phenomenon known as El Niño returned. This phenomenon generally results in an increase in storms, flooding and landslides in Southern California, heavier precipitation along the Gulf of Mexico and an increase in severe weather in Florida. We believe, given current industry practice and analysis prepared by outside consultants, that our and our tenants’ insurance coverage is appropriate to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornadoes, floods, wildfires and other severe weather conditions and natural disasters, including the effects of climate change. Nevertheless, we are always subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including the costs associated with evacuation. Moreover, an increase in volatility and difficulty predicting adverse weather events, such as the changes in tornado patterns in recent years, may result in additional losses. These losses may lead to an increase of our and our tenants’ cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property. In addition, we or our tenants may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our or our tenants’ judgment, the value of the coverage relative to the risk of loss. Also, changes in federal and state legislation and regulation relating to climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our existing properties and could also necessitate us to spend more on our new development properties without a corresponding increase in revenue.

To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material, including significant property damage to or destruction of our communities, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.
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
Cybersecurity incidents could disrupt our business and result in the loss of confidential information and legal liability
Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data through phishing or other malicious activity, attempts to interrupt our access to, or use of information technology systems through distributed denial-of-service or ransomware attacks, breaches related to our increased receipt and use of data from multiple sources, and other electronic security breaches or other cybersecurity incidents within our environment or our business partners' environments, including those resulting from human error, product defects and technology failures. Such cyber-attacks can range from individual attempts to gain unauthorized access to our or our business partners' information technology systems to more sophisticated security threats and may be specifically targeted to our business or more general industry wide risks. Our information technology networks, and those of our business partners are important enablers to our ability to perform day-to-day operations of our business. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing or detecting a cyber-attack. Even the most well-protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted cybersecurity breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques, implement adequate cybersecurity barriers or other preventative measures, or respond, mitigate the risks from and recover from an attack without operational impact, and thus it is impossible for us to entirely mitigate this risk. We regularly defend against, respond to and mitigate risks from cybersecurity breaches, which to date have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. Cybersecurity incidents could disrupt our or our critical business partners’ business, damage our reputation, cause us to incur significant remediation expense and expose us to legal or regulatory claims or proceedings, including enforcement actions under data privacy or disclosure regulations.
Evolving privacy regulations could expose our business to reputational harm and losses
Regulatory authorities around the world have implemented or are considering implementing a number of legislative changes or regulations concerning data protection, which have required or may require us to incur additional expenses and may expose us to additional risks. We and our operators and managers are subject to numerous laws and regulations governing the protection of personal and confidential information of our clients, residents and/or employees, including U.S. federal and state laws (including the CCPA and HIPAA), and non-U.S. laws, such as the U.K. General Data Protection Regulation and the E.U. GDPR, which impose a number of obligations on us. These obligations vary from state to state and country to country, but generally have accountability and transparency requirements. Some jurisdictions (including the EU and U.K.) impose restrictions on transfers of data from their jurisdictions to jurisdictions that they do not consider adequate. This may have implications for our cross-border data flows and may result in additional compliance costs.
Many jurisdictions assess fines, the magnitude of which may depend on the annual global revenue of the company and the nature, gravity and duration of, the violation. Additionally, in some jurisdictions, data subjects may have a right to compensation for financial or non-financial losses. Complying with these laws may cause us or our operators and managers to incur substantial operational and compliance costs or require us to change our business practices. Despite efforts to bring our practices into compliance with these laws, we or our operators and managers may not be successful either due to internal or external factors such as resource allocation limitations or a lack of cooperation among our business partners. Such laws may be interpreted and applied differently depending on the jurisdiction and continue to evolve, making it difficult to predict how they may develop and apply to us. Non-compliance or alleged non-compliance with laws, contractual agreements or industry standards could result in scrutiny or proceedings against us by governmental entities, regulators, our business partners, residents of our communities, data subjects, suppliers, vendors or other parties. Further, there is a risk that compliance measures we undertake will not be implemented correctly or that individuals within our business or those of our business partners will not be fully compliant with legal obligations. If there are breaches of these measures, we could face significant administrative and monetary sanctions, as well as reputational damage, which may have a material adverse effect on our operations, financial condition and prospects.
ESG-related commitments and expectations expose us to numerous risks
We have made, and expect to continue to make, commitments and disclosures related to ESG initiatives and goals. Statements related to ESG goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. In addition, standards for tracking and reporting on ESG matters, including emissions, have not been harmonized and continue to evolve. Similarly, our failure or perceived failure to pursue or fulfill our ESG goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
Investors and other stakeholders have become increasingly focused on understanding how companies address a variety of ESG factors. Investors may consider a company's ESG-related business practices, scores and reporting, including the company's disclosures and ESG rating systems developed by third parties, as they evaluate investment decisions. The criteria used in these rating systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us or other companies accurately. We supplement our participation in ratings systems with published disclosures of our ESG activities, but some investors may desire other disclosures that we do not provide. Failure to participate in certain of the third-party ratings systems, score well in third-party rating systems or provide certain ESG disclosures could result in reputational harm when investors compare us to other companies, and could cause certain investors to be unwilling to invest in our common stock, which could adversely affect our stock price. Our business may also face increased scrutiny from investors and other stakeholders related to our ESG activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected.
At the same time, some stakeholders and regulators have expressed or pursued contrary views, legislation, and investment expectations with respect to ESG ratings and commitments, including the enactment or proposal of “anti-ESG” legislation or policies, which may expose us to additional legal or reputational risks based upon our ESG commitments and disclosures.
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

Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.765% as of December 31, 2023. In connection with our future acquisition activities or otherwise, Welltower OP may issue additional Class A Common Units ("OP Units") to third parties and admit additional members. Such issuances would reduce Welltower's percentage ownership in Welltower OP.
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

Increases in interest rates could have a material adverse effect on our cost of capital, and our decision to hedge against interest rate risk might not be effective
The current high interest rate environment has been increasing interest cost on new and existing variable rate debt.  Such increases in the cost of capital, and any further increases resulting from future interest rate hikes, could adversely impact our ability to finance operations, acquire and develop properties, and refinance existing debt. Specifically, rate increases have corresponding impacts to our costs of borrowing and may have adverse impacts on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. Additionally, increased interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. Higher interest rates may also lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock and could result in increased capitalization rates, which may lead to reduced valuation of our assets.
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
Certain subsidiaries might fail to qualify or remain qualified as a REIT
We own interests in a number of entities which intend to operate as REITs for U.S. federal income tax purposes, some of which we consolidate for financial reporting purposes but each of which is treated as a separate REIT for federal income tax purposes (each a “Subsidiary REIT”). To qualify as a REIT, each Subsidiary REIT must independently satisfy all of the REIT qualification requirements under the Code, together with all other rules applicable to REITs. Provided that each Subsidiary

REIT qualifies as a REIT, our interests in the Subsidiary REITs will be treated as qualifying real estate assets for purposes of the REIT asset tests. If a Subsidiary REIT fails to qualify as a REIT in any taxable year, such Subsidiary REIT would be subject to federal and state income taxes and would not be able to qualify as a REIT for the four subsequent taxable years following the year during which it was disqualified. Any such failure could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT, unless we are able to avail ourselves of certain relief provisions and pay any tax required by such relief provisions.
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
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with U.S. federal income taxation and REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Also, the law relating to the tax treatment of other entities or an investment in other entities could change, making an investment in such other entities more attractive relative to an investment in a REIT.
We cannot predict how changes in the tax laws in the U.S. or foreign jurisdictions might affect our investors or us. Revisions in tax laws and interpretations thereof could significantly and negatively affect our ability to qualify as a REIT, as well as the tax considerations relevant to an investment in us, could require us to pay additional taxes on our assets or income and/or be subject to additional restrictions, could cause us to change our investments and commitments, and could adversely affect our earnings and cash flow. These changes could, among other things, adversely affect the trading price for our common stock, our financial condition, our results of operations and the amount of cash available for the payment of dividends.
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
The IRS has issued a number of rulings indicating its intention to propose regulations providing guidance regarding the Corporate AMT and issuing certain interim rules on which taxpayers may rely. Until further regulations and guidance from the IRS and Treasury are released, the impact of the Corporate AMT on our TRSs is uncertain and it is possible that our TRSs will be subject to material U.S. federal income taxes under the Corporate AMT.
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Our information technology networks, those of our operators and managers, and those of third parties on whom we rely, are important enablers to our ability to perform day-to-day operations of our business. Our business operations depend on the secure collection, storage, transmission and other processing of proprietary, confidential or sensitive data.
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats. Our cybersecurity program includes several safeguards such as access controls, multi-factor authentication, continuous monitoring and alerting systems for internal and external threats and penetration testing. Additionally, we conduct regular evaluation of our cybersecurity program, encompassing internal reviews and third-party assessments to ensure its effectiveness and resilience.
Governance
The Board of Directors (the "Board") retains ultimate oversight of cybersecurity risk, which it manages through our enterprise risk management program. The Board has delegated primary responsibility of overseeing cybersecurity risks to the Audit Committee. The Audit Committee's responsibilities include reviewing cybersecurity strategies with management, assessing processes and controls pertaining to the management of our information technology operations and their effectiveness, and seeking to confirm that management's response to potential cybersecurity incidents is timely and effective. At least annually, the Audit Committee receives a cybersecurity report from management. This report may cover a variety of relevant topics, potentially including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations related to our operators, managers and third parties. The scope and focus of each report are determined based on current priorities and emerging issues in cybersecurity. The Audit Committee and management also report to the Board at least annually on data protection and cybersecurity matters.
Management and Cybersecurity Working Group
Reporting to the Chief Operating Officer, our Chief Technology Officer, with extensive cybersecurity knowledge and skills from over 20 years of relevant work experience at Welltower and elsewhere, leads the team responsible for developing and implementing our information security program across our business. This team comprises individuals with relevant educational and technical experience, many having held similar positions with responsibility for various aspects of cybersecurity at large organizations. This team works closely with the Legal department to oversee compliance and regulatory and contractual security requirements. The Chief Technology Officer also leads our Cyber Security Working Group, which is comprised of a cross-functional team including Internal Audit, Legal, Information Technology, Risk Management and Accounting leaders. These individuals meet regularly and are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents. The Chief Technology Officer is responsible for reporting on cybersecurity and information technology to the Audit Committee.
Information Security Program
The information security team provides regular reports to the Chief Technology Officer and other relevant teams on various cybersecurity threats, assessments and findings. In addition to our internal cybersecurity capabilities, we also periodically engage assessors, consultants, auditors or other third parties to provide consultation and advice to assist with assessing, identifying and managing cybersecurity risks. Our management team identifies and assesses information security risks using industry practices informed by the National Institute of Standards and Technology ("NIST"), including the NIST Cybersecurity Framework.
To ensure that cybersecurity is an organization-wide effort, we provide mandatory cybersecurity training at least annually for all employees with network access, including training designed to simulate and help prevent phishing and other social engineering attacks. We also employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party vendor, service provider or otherwise implicating the third-party technology and systems we use. Additionally, we maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our cybersecurity and information technology infrastructure.
Incident Response
The Cybersecurity Working Group maintains and oversees an incident response plan that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to cybersecurity incidents. The incident response plan sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The objectives of the incident response plan are to reduce the number of systems and users affected by security incidents, reduce the time a threat actor spends within our network, reduce the damage caused by the breach and reduce the time required to restore normal operations. The incident response plan also specifies the use of third-party experts for legal advice, consulting and cyber incident response.
Material Cybersecurity Risks, Threats and Incidents
While we employ several measures to prevent, detect and mitigate cybersecurity threats, there is no guarantee such efforts will be successful. We also rely on information technology and other third-party vendors to support our business, including securely processing personal, confidential, financial, sensitive or proprietary and other types of information. Despite our efforts to improve our ability, and the ability of relevant third parties', to protect against cyber threats, we may not be able to protect all information, systems, products and services. While we are not aware of any cybersecurity incidents that have materially affected us to date, there can be no guarantee that we will not be the subject of future attacks, threats or incidents, that may have a material impact on our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A "Risk Factors" of this Form 10-K under the heading "Cybersecurity incidents could disrupt our business and result in the loss of confidential information and legal liability," which should be read in conjunction with the foregoing information.

Item 2.  Properties
We lease our corporate headquarters located at 4500 Dorr Street, Toledo, Ohio 43615. We also lease corporate offices throughout the U.S., Canada and the United Kingdom and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated real property and real estate loan investments as of December 31, 2023 (dollars in thousands):

	Seniors Housing Operating			Triple-net			Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alabama	5	$54,058	$14,606	3	$32,442	$4,607	6	$174,961	$13,091
Arkansas	1	26,758	5,445	—	—	—	1	19,716	2,281
Arizona	13	313,573	52,852	—	—	144	8	89,447	12,199
California	107	3,794,605	901,464	23	418,370	55,870	43	1,027,948	127,911
Colorado	17	504,482	116,561	8	217,215	19,361	1	2,024	—
Connecticut	6	156,876	32,735	4	81,453	7,976	7	96,464	9,218
District Of Columbia	2	139,124	14,689	—	—	—	1	77,112	8,216
Delaware	6	61,488	31,023	4	117,409	15,337	—	—	—
Florida	31	1,071,179	221,843	101	1,443,056	177,880	25	221,349	43,078
Georgia	18	334,750	61,823	3	36,712	3,545	18	223,381	34,297
Hawaii	1	69,929	22,187	—	—	—	—	—	—
Iowa	10	128,726	40,965	6	45,419	3,281	—	—	—
Idaho	6	112,082	10,520	—	—	—	2	47,782	4,306
Illinois	37	667,524	184,586	21	250,640	20,458	10	128,916	19,448
Indiana	17	418,024	65,395	19	227,652	19,343	3	29,264	4,353
Kansas	10	146,406	49,970	20	164,611	23,131	—	—	—
Kentucky	4	58,878	17,954	3	48,918	5,440	—	—	—
Louisiana	9	195,341	50,681	1	6,934	720	1	22,123	815
Massachusetts	19	658,548	107,353	8	160,657	9,662	9	154,718	14,423
Maryland	10	548,701	108,441	16	171,336	41,146	12	237,668	28,319
Maine	1	23,061	12,457	—	—	—	—	—	—
Michigan	29	477,490	119,763	25	233,157	22,438	13	176,348	19,536
Minnesota	3	74,761	14,334	12	221,642	23,023	7	138,393	30,263
Missouri	13	319,790	57,700	—	—	—	16	222,901	29,368
Mississippi	5	88,753	20,338	—	—	—	2	46,752	3,784
Montana	2	22,858	8,547	—	—	—	—	—	—
North Carolina	14	581,410	94,097	50	496,773	78,361	25	607,853	48,794
North Dakota	1	12,690	1,400	—	—	—	—	—	—
Nebraska	8	103,184	20,837	—	—	—	1	10,505	2,322
New Hampshire	3	82,391	8,722	—	—	—	—	—	—
New Jersey	28	696,855	233,930	27	741,750	85,879	16	334,280	43,903
New Mexico	—	—	—	—	—	—	1	31,061	—
Nevada	7	122,711	35,922	—	—	—	8	122,566	10,700
New York	41	809,833	195,804	3	34,025	1,513	15	397,615	34,233
Ohio	49	940,675	201,115	41	448,950	52,953	8	125,836	14,937
Oklahoma	14	182,051	52,514	12	87,550	13,789	5	25,054	3,626
Oregon	14	158,472	48,307	1	2,306	909	1	41,995	3,104
Pennsylvania	26	447,525	117,573	56	558,164	101,308	6	92,175	6,812
South Carolina	8	223,789	30,853	7	31,428	7,215	2	9,452	1,566
Tennessee	9	186,340	44,327	6	56,410	7,849	3	64,268	5,717
Texas	83	1,790,432	397,246	23	321,329	35,221	71	1,463,494	109,352
Utah	4	71,291	25,368	1	21,144	2,100	1	10,556	1,108
Virginia	13	538,467	128,187	29	323,151	61,466	7	109,708	7,124
Washington	33	917,452	218,974	7	85,367	12,142	9	194,660	33,384
Wisconsin	2	18,136	6,696	5	81,547	10,214	5	81,127	8,817
West Virginia	—	—	—	1	6,134	999	—	—	—
Total domestic	739	$18,351,469	$4,206,104	546	$7,173,651	$925,280	369	$6,859,472	$740,405

Canada	119	3,132,032	598,856	6	128,881	10,334	—	—	—
United Kingdom	60	1,667,483	473,615	62	1,462,925	110,168	—	—	—
Total international	179	$4,799,515	$1,072,471	68	$1,591,806	$120,502	—	$—	$—

Grand total	918	$23,150,984	$5,278,575	614	$8,765,457	$1,045,782	369	$6,859,472	$740,405
(1) Represents revenue for the month ended December 31, 2023 annualized.

The following table sets forth occupancy and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Average Annualized Revenues(2)
	2023	2022	2023	2022
Seniors Housing Operating(3)	81.8%	78.1%	$52,709	$49,987	per unit
Triple-net(4)	78.6%	76.2%	19,124	17,330	per bed/unit
Outpatient Medical(5)	94.8%	95.2%	37	38	per sq. ft.
(1) We use unaudited, periodic financial information provided solely by tenants/borrowers to calculate occupancy for properties other than Outpatient Medical buildings and have not independently verified the information.
(2) Represents December annualized revenues as presented in the tables above, divided by total beds, units or square feet in service.
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

The following table sets forth information regarding lease expirations for certain portions of our portfolio as of December 31, 2023 (dollars in thousands):

	Expiration Year(1)
	2024	2025	2026	2027	2028		2029	2030	2031	2032	2033	Thereafter
Triple-net:
Properties	7	16	13	1	5		4	34	5	127	42	348
Base rent(2)	$13,495	$7,803	$12,855	$1,232	$6,404		$1,035	$70,998	$10,762	$99,472	$54,813	$459,973
% of base rent	1.8%	1.1%	1.7%	0.2%	0.9%		0.1%	9.6%	1.5%	13.5%	7.4%	62.2%
Units	1,182	521	1,695	80	616		219	3,669	423	6,163	3,267	39,419
% of units	2.1%	0.9%	3.0%	0.1%	1.1%		0.4%	6.4%	0.7%	10.8%	5.7%	68.8%
Outpatient Medical:						we may experiences losses
Square feet	2,108,859	1,296,491	1,635,726	1,524,274	1,552,764		1,314,461	1,254,813	1,780,700	1,470,798	1,195,919	4,469,245
Base rent(2)	$62,546	$38,352	$45,124	$39,534	$43,408		$37,184	$35,361	$49,581	$42,971	$31,045	$127,189
% of base rent	11.3%	6.9%	8.2%	7.2%	7.9%		6.7%	6.4%	9.0%	7.8%	5.6%	23.0%
Leases	464	263	266	234	260		147	113	84	157	104	183
% of leases	20.4%	11.6%	11.7%	10.3%	11.4%		6.5%	5.0%	3.7%	6.9%	4.6%	7.9%
(1) Excludes investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in 2024.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (NYSE:WELL). There were 2,758 stockholders of record as of February 9, 2024.
Please see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Executive Summary - Key Transactions - Dividends" for a discussion of cash dividends declared on our common stock.
Stockholder Return Performance Presentation
The graph and table below compares the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S&P Composite-500 Stock Index and the FTSE NAREIT Equity Index. The data are based on the closing prices as of December 31 for each of the five years presented. 2018 equals $100 and dividends are assumed to be reinvested.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
S & P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Welltower Inc.	100.00	123.03	101.52	139.06	109.62	155.40
FTSE NAREIT Equity	100.00	126.00	115.92	166.04	125.58	142.83
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
During the three months ended December 31, 2023, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the fourth quarter ended December 31, 2023 are as shown in the table below:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2023 through October 31, 2023	834	$84.16	—	$3,000,000,000
November 1, 2023 through November 30, 2023	541	85.15	—	3,000,000,000
December 1, 2023 through December 31, 2023	—	—	—	3,000,000,000
Totals	1,375	$84.55	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended December 31, 2023, we redeemed 980 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended December 31, 2023.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.765% as of December 31, 2023. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the year ended December 31, 2023 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$1,118,135	42.4%	918
Triple-net	1,001,135	37.9%	614
Outpatient Medical	519,199	19.7%	369
Totals	$2,638,469	100.0%	1,901
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
Substantially all of our revenues are derived from operating lease rentals, resident fees and services, interest earned on outstanding loans receivable and interest earned on short-term deposits. These items represent our primary sources of liquidity to fund distributions and depend upon the continued ability of our obligors to make contractual rent and interest payments to us and the profitability of our operating properties. To the extent that our obligors/partners experience operating difficulties and become unable to generate sufficient cash to make payments or operating distributions to us, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition. To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division manages and monitors the outpatient medical portfolio with a comprehensive process including review of tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs and market conditions among other things. We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility. When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we generally aim to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.
In addition to our asset management and research efforts, we aim to structure our relevant investments to mitigate payment risk. Operating leases and loans are normally credit enhanced by guarantees and/or letters of credit. Also, operating leases are typically structured as master leases and loans are generally cross-defaulted and cross-collateralized with other real estate loans, operating leases or agreements between us and the obligor and its affiliates.
For the year ended December 31, 2023, resident fees and services and rental income represented 72% and 23%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
Our primary sources of cash include resident fees and services, rent and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper program, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.
We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured revolving credit facility and commercial paper program, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from NOI and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving credit facility and commercial paper program, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt. Given general economic conditions in 2023, investments were generally funded proactively via issuances of common stock.
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At December 31, 2023, we had $1,993,646,000 of cash and cash equivalents, $82,437,000 of restricted cash and $4,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital  The following summarizes key capital transactions that occurred during the year ended December 31, 2023:
•In May 2023, we issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028 unless earlier exchanged, purchased or redeemed.
•During the year ended December 31, 2023, we issued $385,115,000 of secured debt at a blended average interest rate of 5.13% and assumed $428,578,000 of secured debt at a blended average interest rate of 6.42%. We extinguished $687,780,000 of secured debt at a blended average interest rate of 6.21%.
•In August 2023, Welltower and Welltower OP entered into the ATM Program (as defined below) pursuant to which we may offer and sell up to $4,000,000,000 of common stock of Welltower from time to time. During the twelve months ended December 31, 2023, we sold 53,300,874 shares of common stock under our current and previous ATM Programs generating gross proceeds of approximately $4,313,007,000.
•In November 2023, we issued 20,125,000 shares of common stock generating gross proceeds of approximately $1,772,216,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Investments
Investments The following summarizes our property acquisitions and joint venture investments completed during the year ended December 31, 2023 (dollars in thousands):

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	52	$2,655,913	5.4%
Triple-net	66	1,097,004	9.4%
Outpatient Medical	35	474,058	6.9%
Totals	153	$4,226,975	6.6%
(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.
(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the year ended December 31, 2023 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating	23	$453,983	$385,128	2.1%
Triple-net	2	6,954	6,391	5.0%
Totals	25	$460,937	$391,519	2.1%
(1) Represents pro rata proceeds received upon disposition including non-cash consideration.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price. Excludes properties sold that were recent development conversions.
Strategic Dissolution of Revera Joint Ventures During 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions include acquiring the remaining interests in 110 properties from Revera while simultaneously selling interest in 31 properties to Revera. See Note 5 to our consolidated financial statement for further information regarding the transaction.
Dividends Our Board of Directors declared a cash dividend for the quarter ended December 31, 2023 of $0.61 per share. On March 7, 2024, we will pay our 211th consecutive quarterly cash dividend to stockholders of record on February 23, 2024.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$358,139	$160,568	$374,479
Net income attributable to common stockholders	340,094	141,214	336,138
Funds from operations attributable to common stockholders	1,763,227	1,478,072	1,220,722
Consolidated net operating income	2,690,219	2,301,845	1,967,553
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

	Year Ended December 31,
	2023	2022	2021
Net debt to book capitalization ratio	34.3%	39.5%	42.2%
Net debt to undepreciated book capitalization ratio	27.8%	32.1%	34.9%
Net debt to market capitalization ratio	20.9%	29.5%	25.9%

Interest coverage ratio	3.74x	3.73x	3.89x
Fixed charge coverage ratio	3.44x	3.37x	3.43x
Adjusted interest coverage ratio	3.95x	3.94x	3.89x
Adjusted fixed charge coverage ratio	3.64x	3.56x	3.43x
Concentration Risk We evaluate our concentration risk in terms of NOI by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOI could be at risk if certain sectors were to experience downturns. Property mix measures the portion of our NOI that relates to our various property types. Relationship mix measures the portion of our NOI that relates to our current top five relationships. Geographic mix measures the portion of our NOI that relates to our current top five states (or international countries).
The following table reflects our recent historical trends of concentration risk by NOI for the years indicated below:

	Year Ended December 31,(1)
	2023	2022	2021
Property mix:
Seniors Housing Operating	42%	41%	35%
Triple-net	38%	38%	43%
Outpatient Medical	20%	21%	22%

Relationship mix:
Integra Healthcare Properties	8%	—%	—%
Sunrise Senior Living	6%	7%	10%
Cogir Management Corporation	4%	3%	2%
Avery Healthcare	4%	3%	4%
Oakmont Management Group	4%	2%	1%
Remaining	74%	85%	83%

Geographic mix:
California	12%	14%	13%
United Kingdom	9%	10%	13%
Texas	8%	8%	8%
Canada	6%	6%	6%
Florida	6%	6%	4%
Remaining	59%	56%	56%
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
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary sources of cash include resident fees and services, rent and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper program, public issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2023	2022	$	%	2021	$	%	$	%
Cash, cash equivalents and restricted cash at beginning of period	$722,292	$346,755	$375,537	108%	$2,021,043	$(1,674,288)	-83%	$(1,298,751)	-64%
Net cash provided from (used in):
Operating activities	1,601,861	1,328,708	273,153	21%	1,275,325	53,383	4%	326,536	26%
Investing activities	(5,707,742)	(3,703,815)	(2,003,927)	54%	(4,516,268)	812,453	-18%	(1,191,474)	26%
Financing activities	5,448,647	2,761,277	2,687,370	97%	1,567,664	1,193,613	76%	3,880,983	248%
Effect of foreign currency translation	11,025	(10,633)	21,658	n/a	(1,009)	(9,624)	954%	12,034	n/a
Cash, cash equivalents and restricted cash at end of period	$2,076,083	$722,292	$1,353,791	187%	$346,755	$375,537	108%	$1,729,328	499%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the years ended December 31, 2023, 2022 and 2021, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2023	2022	$	%	2021	$	%	$	%
New development	$1,014,935	$631,737	$383,198	61%	$417,963	$213,774	51%	$596,972	143%
Recurring capital expenditures, tenant improvements and lease commissions	199,359	198,576	783	—%	99,994	98,582	99%	99,365	99%
Renovations, redevelopments and other capital improvements	318,323	277,440	40,883	15%	182,594	94,846	52%	135,729	74%
Total	$1,532,617	$1,107,753	$424,864	38%	$700,551	$407,202	58%	$832,066	119%
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above in “Key Transactions.” Please refer to Notes 10, 11 and 14 to our consolidated financial statements for additional information.
In April 2022, we closed on an amended $5,200,000,000 unsecured credit facility, increasing our term loan capacity by $500,000,000. In May 2023, we issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028. During the twelve months ended December 31, 2023, we issued $385,115,000 of secured debt at a blended average interest rate of 5.13% and assumed $428,578,000 of secured debt at a blended average interest rate of 6.42%. As of December 31, 2023, we have total near-term available liquidity of approximately $6.1 billion.
Off-Balance Sheet Arrangements
At December 31, 2023, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At December 31, 2023, we had 23 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	$10,935,000	$1,350,000	$1,950,000	$2,285,000	$5,350,000
Canadian Dollar senior unsecured notes(2)	227,239	—	—	227,239	—
Pounds Sterling senior unsecured notes(2)	1,338,015	—	—	700,865	637,150
U.S. Dollar term credit facility	1,010,000	—	10,000	1,000,000	—
Canadian Dollar term credit facility(2)	189,365	—	—	189,365	—
Secured debt:(1,2)
Consolidated	2,222,445	400,258	584,321	317,637	920,229
Unconsolidated	1,111,216	229,175	557,721	139,840	184,480
Contractual interest obligations:(3)
Senior unsecured notes and term loans(2)	3,741,633	528,777	908,731	673,248	1,630,877
Consolidated secured debt(2)	454,513	99,336	123,873	95,763	135,541
Unconsolidated secured debt(2)	124,597	38,003	30,965	14,199	41,430
Finance lease liabilities(4)	391,388	5,547	8,010	7,939	369,892
Operating lease liabilities(4)	951,398	19,329	35,437	32,785	863,847
Purchase obligations(5)	2,171,304	1,923,419	244,794	2,561	530
Total contractual obligations	$24,868,113	$4,593,844	$4,453,852	$5,686,441	$10,133,976
(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Based on foreign currency exchange rates in effect as of balance sheet date.
(3) Based on variable interest rates in effect as of December 31, 2023.
(4) See Note 6 to our consolidated financial statements for additional information.
(5) See Note 13 to our consolidated financial statements for additional information.
Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2023, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On April 1, 2022, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "Shelf Form S-3") covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower to replace Old Welltower’s existing “universal” shelf registration statement filed with the SEC on May 4, 2021. On April 1, 2022, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock to replace Old Welltower’s existing DRIP registration statement on Form S-3 filed with the SEC on May 4, 2021. On May 3, 2023, Welltower and Welltower OP filed post-effective amendment no. 1 to the Shelf Form S-3 pursuant to which Welltower OP expressly adopted the Shelf Form S-3 as its own registration statement following its statutory conversion from a corporation to a limited liability company. As of February 9, 2024, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On August 1, 2023, Welltower and Welltower OP entered into an equity distribution agreement (the “EDA”) with (i) Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Comerica Securities, Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Robert W. Baird & Co. Incorporated, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $4,000,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”). The ATM Program also allows Welltower to enter into forward sale agreements. As of February 9, 2024, we had $1,451,479,501 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our Consolidated Financial Statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.765% owned by Welltower as of December 31, 2023. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Summary
Our primary sources of revenue include resident fees and services, rent, interest income and interest earned on short-term deposits. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses, and other expenses. We evaluate our business and make resource allocations on our three business segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI") and other supplemental measures include FFO and Adjusted EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations related to these supplemental measures.
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The following is a summary of our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2023	2022	Amount	%	2021	Amount	%	Amount	%
Net income	$358,139	$160,568	$197,571	123%	$374,479	$(213,911)	-57%	$(16,340)	-4%
NICS	340,094	141,214	198,880	141%	336,138	(194,924)	-58%	3,956	1%
FFO	1,763,227	1,478,072	285,155	19%	1,220,722	257,350	21%	542,505	44%
EBITDA	2,373,450	2,007,702	365,748	18%	1,910,611	97,091	5%	462,839	24%
Adjusted EBITDA	2,509,003	2,122,399	386,604	18%	1,913,546	208,853	11%	595,457	31%
NOI	2,690,219	2,301,845	388,374	17%	1,967,553	334,292	17%	722,666	37%

Per share data (fully diluted):
Net income attributable to common stockholders (1)	$0.66	$0.30	$0.36	120%	$0.78	$(0.48)	-62%	$(0.12)	-15%
Funds from operations attributable to common stockholders	$3.40	$3.18	$0.22	7%	$2.86	$0.32	11%	$0.54	19%

Interest coverage ratio	3.74x	3.73x	0.01x	—%	3.89x	-0.16x	-4%	-0.15x	-4%
Fixed charge coverage ratio	3.44x	3.37x	0.07x	2%	3.43x	-0.06x	-2%	0.01x	—%
Adjusted interest coverage ratio	3.95x	3.94x	0.01x	—%	3.89x	0.05x	1%	0.06x	2%
Adjusted fixed charge coverage ratio	3.64x	3.56x	0.08x	2%	3.43x	0.13x	4%	0.21x	6%

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The following table represents the changes in outstanding common stock for the period from January 1, 2021 to December 31, 2023 (in thousands):

	Year Ended December 31,
	December 31, 2023	December 31, 2022	December 31, 2021	Totals
Beginning balance	490,508	447,239	417,401	417,401
Redemption of OP Units and DownREIT Units	336	5	—	341
Option exercises	4	2	—	6
ATM Program issuances	53,301	43,093	29,667	126,061
Equity issuances	20,125	—	—	20,125
Other, net	(33)	169	171	307
Ending balance	564,241	490,508	447,239	564,241

Weighted average number of shares outstanding:
Basic	515,629	462,185	424,976
Diluted	518,701	465,158	426,841
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
The following is a summary of our results of operations for the Seniors Housing Operating segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2023	2022	$	%	2021	$	%	$	%
Revenues:
Resident fees and services	$4,753,804	$4,173,711	$580,093	14%	$3,197,223	$976,488	31%	$1,556,581	49%
Interest income	10,096	7,867	2,229	28%	4,231	3,636	86%	5,865	139%
Other income	9,743	63,839	(54,096)	-85%	11,796	52,043	441%	(2,053)	-17%
Total revenues	4,773,643	4,245,417	528,226	12%	3,213,250	1,032,167	32%	1,560,393	49%
Property operating expenses	3,655,508	3,292,045	363,463	11%	2,529,344	762,701	30%	1,126,164	45%
NOI(1)	1,118,135	953,372	164,763	17%	683,906	269,466	39%	434,229	63%
Other expenses:
Depreciation and amortization	906,771	854,800	51,971	6%	593,565	261,235	44%	313,206	53%
Interest expense	56,509	34,833	21,676	62%	39,327	(4,494)	-11%	17,182	44%
Loss (gain) on extinguishment of debt, net	—	386	(386)	-100%	(2,628)	3,014	115%	2,628	100%
Provision for loan losses, net	3,197	1,039	2,158	208%	394	645	164%	2,803	711%
Impairment of assets	24,999	13,146	11,853	90%	22,317	(9,171)	-41%	2,682	12%
Other expenses	96,972	66,026	30,946	47%	27,132	38,894	143%	69,840	257%
	1,088,448	970,230	118,218	12%	680,107	290,123	43%	408,341	60%
Income (loss) from continuing operations before income taxes and other items	29,687	(16,858)	46,545	276%	3,799	(20,657)	-544%	25,888	681%
Income (loss) from unconsolidated entities	(69,835)	(53,318)	(16,517)	-31%	(39,225)	(14,093)	-36%	(30,610)	-78%
Gain (loss) on real estate dispositions, net	68,290	5,794	62,496	n/a	6,146	(352)	-6%	62,144	n/a
Income (loss) from continuing operations	28,142	(64,382)	92,524	144%	(29,280)	(35,102)	-120%	57,422	196%
Net income (loss)	28,142	(64,382)	92,524	144%	(29,280)	(35,102)	-120%	57,422	196%
Less: Net income (loss) attributable to noncontrolling interests	(6,391)	(16,258)	9,867	61%	(2,224)	(14,034)	-631%	(4,167)	-187%
Net income (loss) attributable to common stockholders	$34,533	$(48,124)	$82,657	172%	$(27,056)	$(21,068)	-78%	$61,589	228%
 (1) See Non-GAAP Financial Measures below.
Resident fees and services and property operating expenses for the year ended December 31, 2023 increased compared to the prior year primarily due to acquisitions outpacing dispositions. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase during 2023. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2022	76.3%	77.1%	78.0%	78.3%
2023	79.0%	79.6%	80.7%	82.2%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Effective on April 1, 2022, our leasehold interest relating to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in connection with the lease termination, during the year ended December 31, 2022 we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income, from the derecognition of the right of use asset and related lease liability.
We received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. We recognized $21,220,000 and $38,607,000 during the years ended December 31, 2023 and 2022, respectively. These grants represent a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2023	December 31, 2022	$	%	December 31, 2023	December 31, 2022	$	%
SSNOI(1)	$236,993	$193,149	$43,844	22.7%	$788,605	$654,320	$134,285	20.5%
(1) Relates to 647 properties for the QTD Pool and 556 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
During the year ended December 31, 2023, we recorded impairment charges of $14,315,000 related to four held for sale properties for which the carrying value exceeded the estimated fair value less costs to sell and $10,684,000 related to three held for use properties for which the carrying value exceeded the estimated fair value. During the year ended December 31, 2022, we recorded impairment charges of $13,146,000 related to one held for sale property. Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
Depreciation and amortization fluctuates as a result of acquisitions, disposition and transitions. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2023, we completed ten Seniors Housing Operating construction conversions representing $463,644,000 or $306,846 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of December 31, 2023
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2024	21	3,389	$296,186	$756,968
2025	6	1,423	299,647	175,867
TBD(2)	10			92,752
Total	37			$1,025,587

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
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$1,701,939	$1,599,522	$1,706,189
Debt transferred in	—	32,478	—
Debt issued	385,115	113,183	23,569
Debt assumed	381,837	288,522	—
Debt extinguished	(486,825)	(227,910)	(77,959)
Principal payments	(47,672)	(47,399)	(50,603)
Foreign currency	20,654	(56,457)	(1,674)
Ending balance	$1,955,048	$1,701,939	$1,599,522

Ending weighted average interest	4.68%	4.32%	2.81%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Income from unconsolidated entities during the year ended December 31, 2023 includes other than temporary impairment charges of $35,293,000, primarily related to unconsolidated management companies. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Triple-net
The following is a summary of our results of operations for the Triple-net segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2023	2022	$	%	2021	$	%	$	%
Revenues:
Rental income	$814,751	$782,329	$32,422	4%	$761,441	$20,888	3%	$53,310	7%
Interest income	157,592	142,402	15,190	11%	124,540	17,862	14%	33,052	27%
Other income	70,986	6,776	64,210	948%	4,603	2,173	47%	66,383	n/a
Total revenues	1,043,329	931,507	111,822	12%	890,584	40,923	5%	152,745	17%
Property operating expenses	42,194	44,483	(2,289)	-5%	49,462	(4,979)	-10%	(7,268)	-15%
NOI(1)	1,001,135	887,024	114,111	13%	841,122	45,902	5%	160,013	19%
Other expenses:
Depreciation and amortization	231,028	215,887	15,141	7%	220,699	(4,812)	-2%	10,329	5%
Interest expense	(65)	963	(1,028)	-107%	6,376	(5,413)	-85%	(6,441)	-101%
Loss (gain) on derivatives and financial instruments, net	(2,120)	8,334	(10,454)	-125%	(7,333)	15,667	214%	5,213	71%
Loss (gain) on extinguishment of debt, net	—	80	(80)	-100%	—	80	n/a	—	n/a
Provision for loan losses, net	6,348	9,289	(2,941)	-32%	10,339	(1,050)	-10%	(3,991)	-39%
Impairment of assets	11,098	3,595	7,503	209%	26,579	(22,984)	-86%	(15,481)	-58%
Other expenses	5,060	13,043	(7,983)	-61%	4,189	8,854	211%	871	21%
	251,349	251,191	158	—%	260,849	(9,658)	-4%	(9,500)	-4%
Income (loss) from continuing operations before income taxes and other items	749,786	635,833	113,953	18%	580,273	55,560	10%	169,513	29%
Income (loss) from unconsolidated entities	16,700	34,495	(17,795)	-52%	20,687	13,808	67%	(3,987)	-19%
Gain (loss) on real estate dispositions, net	259	16,648	(16,389)	-98%	135,881	(119,233)	-88%	(135,622)	-100%
Income (loss) from continuing operations	766,745	686,976	79,769	12%	736,841	(49,865)	-7%	29,904	4%
Net income (loss)	766,745	686,976	79,769	12%	736,841	(49,865)	-7%	29,904	4%
Less: Net income (loss) attributable to noncontrolling interests	23,698	28,958	(5,260)	-18%	35,653	(6,695)	-19%	(11,955)	-34%
Net income (loss) attributable to common stockholders	$743,047	$658,018	$85,029	13%	$701,188	$(43,170)	-6%	$41,859	6%
(1) See Non-GAAP Financial Measures below.
Rental income has increased primarily due to acquisitions and annual rent increases. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the year ended December 31, 2023, we had 87 leases with rental rate increases ranging from 0.58% to 549.38% in our Triple-net portfolio.
These increases are partially offset by the write off of straight-line rent receivable balances of $16,642,000 during the year ended December 31, 2023, which relate to leases for which the collection of substantially all contractual lease payments was no longer deemed probable.
The increase in interest income during the year ended December 31, 2023 is primarily driven by increased advances on loans receivable during the year.
As part of the substantial exit of the Genesis HealthCare operating relationship, which we disclosed on March 2, 2021, we transitioned the sublease of a portfolio of seven facilities from Genesis HealthCare to Complete Care Management in the second quarter of 2021. As part of the March 2021 transaction, we entered into a forward sale agreement for the seven properties valued at $182,618,000, which was expected to close when the Welltower-held purchase option became exercisable. As of March 31, 2023, the right of use assets related to the properties were $115,359,000 and were reflected as held for sale with the corresponding lease liabilities of $66,530,000 on our Consolidated Balance Sheet. On May 1, 2023, we executed a series of transactions that included the assignment of the leasehold interest to a newly formed tri-party unconsolidated joint venture with Aurora Health Network, Peace Capital (an affiliate of Complete Care Management) and us, and culminated with the closing of the purchase option by the joint venture. The transactions resulted in net cash proceeds to us of $104,240,000 after our retained interest of $11,571,000 in the joint venture and a gain from the loss of control and derecognition of the leasehold interest of $65,485,000, which we recorded in other income within our Consolidated Statements of Comprehensive Income during the year ended December 31, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2023	December 31, 2022	$	%	December 31, 2023	December 31, 2022	$	%
SSNOI(1)	$110,219	$107,627	$2,592	2.4%	$436,238	$426,557	$9,681	2.3%
(1) Relates to 364 properties for the QTD Pool and 364 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2023, we recorded impairment charges of $1,086,000 for one held for sale property for which the carrying value exceeded the estimated fair value less costs to sell and $10,012,000 related to two held for use properties for which the carrying value exceeded the estimated fair value. During the year ended December 31, 2022, we recorded impairment charges of $3,595,000 related to two held for use properties. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
During the year ended December 31, 2023, there was one Triple-net construction project completed representing $141,142,000 or $738,963 per unit.
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

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$39,179	$72,536	$123,652
Debt assumed	—	39,574	—
Debt extinguished	—	(39,574)	(46,402)
Debt transferred out	—	(32,478)	—
Principal payments	(919)	(879)	(4,679)
Foreign currency	—	—	(35)
Ending balance	$38,260	$39,179	$72,536

Ending weighted average interest	4.39%	4.39%	4.57%
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the HC-One transactions that closed in 2021 and 2023.
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
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2023	2022	$	%	2021	$	%	$	%
Revenues:
Rental income	$741,322	$669,457	$71,865	11%	$613,254	$56,203	9%	$128,068	21%
Interest income	666	302	364	121%	8,792	(8,490)	-97%	(8,126)	-92%
Other income	9,167	8,998	169	2%	13,243	(4,245)	-32%	(4,076)	-31%
Total revenues	751,155	678,757	72,398	11%	635,289	43,468	7%	115,866	18%
Property operating expenses	231,956	205,997	25,959	13%	186,939	19,058	10%	45,017	24%
NOI(1)	519,199	472,760	46,439	10%	448,350	24,410	5%	70,849	16%
Other expenses:
Depreciation and amortization	263,302	239,681	23,621	10%	223,302	16,379	7%	40,000	18%
Interest expense	10,543	18,078	(7,535)	-42%	17,506	572	3%	(6,963)	-40%
Loss (gain) on extinguishment of debt, net	7	15	(8)	-53%	(4)	19	475%	11	275%
Provision for loan losses, net	264	(8)	272	n/a	(3,463)	3,455	100%	3,727	108%
Impairment of assets	—	761	(761)	-100%	2,211	(1,450)	-66%	(2,211)	-100%
Other expenses	2,289	2,537	(248)	-10%	2,523	14	1%	(234)	-9%
	276,405	261,064	15,341	6%	242,075	18,989	8%	34,330	14%
Income (loss) from continuing operations before income taxes and other item	242,794	211,696	31,098	15%	206,275	5,421	3%	36,519	18%
Income (loss) from unconsolidated entities	(307)	(2,467)	2,160	88%	(4,395)	1,928	44%	4,088	93%
Gain (loss) on real estate dispositions, net	(651)	(6,399)	5,748	90%	93,348	(99,747)	-107%	(93,999)	-101%
Income (loss) from continuing operations	241,836	202,830	39,006	19%	295,228	(92,398)	-31%	(53,392)	-18%
Net income (loss)	241,836	202,830	39,006	19%	295,228	(92,398)	-31%	(53,392)	-18%
Less: Net income (loss) attributable to noncontrolling interests	1,910	7,180	(5,270)	-73%	4,916	2,264	46%	(3,006)	-61%
Net income (loss) attributable to common stockholders	$239,926	$195,650	$44,276	23%	$290,312	$(94,662)	-33%	$(50,386)	-17%
(1) See Non-GAAP Financial Measures below.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2022 and 2023. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the year ended December 31, 2023, our consolidated Outpatient Medical portfolio signed 512,694 square feet of new leases and 2,255,492 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $37.52 per square foot and tenant improvement and lease commission costs of $28.00 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 1.0% to 28.0%.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2022 and 2023. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
The following is a summary of our SSNOI at Welltower share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2023	December 31, 2022	$	%	December 31, 2023	December 31, 2022	$	%
SSNOI(1)	$119,706	$115,180	$4,526	3.9%	$451,959	$441,664	$10,295	2.3%
(1) Relates to 377 properties for the QTD Pool and 366 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
During the year ended December 31, 2023, no impairment charge was recorded. During the year ended December 31, 2022, we recognized an impairment charge of $761,000 related to one held for use property. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs. Changes in gains/losses on sales of properties are related to volume of property sales and the sales prices.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the year ended December 31, 2023, we completed four Outpatient Medical construction conversions representing $190,770,000 or $582 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

As of December 31, 2023
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2024	10	788,925	$277,333	$174,476
2025	2	149,290	93,663	7,249
TBD(1)	1			33,369
Total	13			$215,094

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Year Ended December 31,
	2023		2022	2021
Beginning balance	$388,836		$530,254	$548,229
Debt assumed	46,741	—	—	—
Debt extinguished	(200,955)		(131,582)	(7,670)
Principal payments	(5,485)		(9,836)	(10,305)
Ending balance	$229,137		$388,836	$530,254

Ending weighted average interest	5.42%		4.38%	3.49%
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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2023	2022	$	%	2021	$	%	$	%
Revenues:
Other income	$69,868	$4,934	$64,934	n/a	$2,992	$1,942	65%	$66,876	n/a
Total revenues	69,868	4,934	64,934	n/a	2,992	1,942	65%	66,876	n/a
Property operating expenses	18,118	16,245	1,873	12%	8,817	7,428	84%	9,301	105%
NOI(1)	51,750	(11,311)	63,061	558%	(5,825)	(5,486)	-94%	57,575	988%
Other expenses:
Interest expense	540,859	475,645	65,214	14%	426,644	49,001	11%	114,215	27%
General and administrative expenses	179,091	150,390	28,701	19%	126,727	23,663	19%	52,364	41%
Loss (gain) on extinguishments of debt, net	—	199	(199)	-100%	52,506	(52,307)	-100%	(52,506)	-100%
Other expenses	4,020	20,064	(16,044)	-80%	7,895	12,169	154%	(3,875)	-49%
Total expenses	723,970	646,298	77,672	12%	613,772	32,526	5%	110,198	18%
Loss from continuing operations before income taxes and other items	(672,220)	(657,609)	(14,611)	-2%	(619,597)	(38,012)	-6%	(52,623)	-8%
Income tax (expense) benefit	(6,364)	(7,247)	883	12%	(8,713)	1,466	17%	2,349	27%
Loss from continuing operations	(678,584)	(664,856)	(13,728)	-2%	(628,310)	(36,546)	-6%	(50,274)	-8%
Net income (loss)	(678,584)	(664,856)	(13,728)	-2%	(628,310)	(36,546)	-6%	(50,274)	-8%
Less: Net income (loss) attributable to noncontrolling interests	(1,172)	(526)	(646)	-123%	(4)	(522)	n/a	(1,168)	n/a
Net loss attributable to common stockholders	$(677,412)	$(664,330)	$(13,082)	-2%	$(628,306)	$(36,024)	-6%	$(49,106)	-8%
(1) See Non-GAAP Financial Measures below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The increase in other income for the year ended December 31, 2023 is primarily due to interest earned on deposits. Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2023	2022	$	%	2021	$	%	$	%
Senior unsecured notes	$508,681	$436,185	$72,496	17%	$401,247	$34,938	9%	$107,434	27%
Unsecured credit facility and commercial paper program	6,977	19,576	(12,599)	-64%	6,759	12,817	190%	218	3%
Loan expense	25,201	19,884	5,317	27%	18,638	1,246	7%	6,563	35%
Totals	$540,859	$475,645	$65,214	14%	$426,644	$49,001	11%	$114,215	27%
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
General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2023, 2022 and 2021 were 2.70%, 2.57% and 2.67%, respectively. The increase during the year ended December 31, 2023 is primarily driven by compensation costs associated with increased employee headcount. Other expenses includes non-capitalizable legal expenses, including related to our umbrella partnership REIT reorganization during 2022. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as taxable REIT subsidiaries.
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
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI (“SSNOI”) is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or eight full quarters after acquisition or being placed into service for the QTD Pool and the YTD Pool, respectively. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or eight full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or eight full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or eight full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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

	Year Ended December 31,
FFO Reconciliation:	2023	2022	2021
Net income attributable to common stockholders	$340,094	$141,214	$336,138
Depreciation and amortization	1,401,101	1,310,368	1,037,566
Impairment of assets	36,097	17,502	51,107
Loss (gain) on real estate dispositions, net	(67,898)	(16,043)	(235,375)
Noncontrolling interests	(46,393)	(56,529)	(54,190)
Unconsolidated entities	100,226	81,560	85,476
Funds from operations attributable to common stockholders	$1,763,227	$1,478,072	$1,220,722

Average diluted shares outstanding:	518,701	465,158	426,841

Per diluted share data:
Net income attributable to common stockholders(1)	$0.66	$0.30	$0.78
Funds from operations attributable to common stockholders	$3.40	$3.18	$2.86

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the years presented (dollars in thousands):

	Year Ended December 31,
NOI Reconciliation:	2023	2022	2021
Net income (loss)	$358,139	$160,568	$374,479
Loss (gain) on real estate dispositions, net	(67,898)	(16,043)	(235,375)
Loss (income) from unconsolidated entities	53,442	21,290	22,933
Income tax expense (benefit)	6,364	7,247	8,713
Other expenses	108,341	101,670	41,739
Impairment of assets	36,097	17,502	51,107
Provision for loan losses, net	9,809	10,320	7,270
Loss (gain) on extinguishment of debt, net	7	680	49,874
Loss (gain) on derivatives and financial instruments, net	(2,120)	8,334	(7,333)
General and administrative expenses	179,091	150,390	126,727
Depreciation and amortization	1,401,101	1,310,368	1,037,566
Interest expense	607,846	529,519	489,853
Consolidated net operating income (NOI)	$2,690,219	$2,301,845	$1,967,553

NOI by segment:
Seniors Housing Operating	$1,118,135	$953,372	$683,906
Triple-net	1,001,135	887,024	841,122
Outpatient Medical	519,199	472,760	448,350
Non-segment/corporate	51,750	(11,311)	(5,825)
Total NOI	$2,690,219	$2,301,845	$1,967,553

Quarterly NOI by Segment:
(in thousands)	Three Months Ended								Year Ended
	March 31,		June 30,		September 30,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Seniors Housing Operating:
Total revenues	$1,136,681	$996,612	$1,164,439	$1,071,210	$1,203,899	$1,072,600	$1,268,624	$1,104,995	$4,773,643	$4,245,417
Property operating expenses	883,784	789,928	885,187	789,299	918,990	841,914	967,547	870,904	3,655,508	3,292,045
Consolidated NOI	$252,897	$206,684	$279,252	$281,911	$284,909	$230,686	$301,077	$234,091	$1,118,135	$953,372

Triple-net:
Total revenues	$238,065	$235,163	$302,128	$234,360	$236,322	$228,819	$266,814	$233,165	$1,043,329	$931,507
Property operating expenses	11,723	11,211	10,598	11,491	10,044	11,495	9,829	10,286	42,194	44,483
Consolidated NOI	$226,342	$223,952	$291,530	$222,869	$226,278	$217,324	$256,985	$222,879	$1,001,135	$887,024

Outpatient Medical:
Total revenues	$184,831	$163,323	$186,192	$166,322	$191,958	$172,178	$188,174	$176,934	$751,155	$678,757
Property operating expenses	58,365	49,915	58,697	50,648	62,204	52,921	52,690	52,513	231,956	205,997
Consolidated NOI	$126,466	$113,408	$127,495	$115,674	$129,754	$119,257	$135,484	$124,421	$519,199	$472,760

Corporate:
Total revenues	$1,152	$606	$12,719	$644	$29,834	$247	$26,163	$3,437	$69,868	$4,934
Property operating expenses	3,881	2,615	4,190	2,645	4,035	5,850	6,012	5,135	18,118	16,245
Consolidated NOI	$(2,729)	$(2,009)	$8,529	$(2,001)	$25,799	$(5,603)	$20,151	$(1,698)	$51,750	$(11,311)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	918	614	369	1,901	918	614	369	1,901
Unconsolidated properties	82	39	78	199	82	39	78	199
Total properties	1,000	653	447	2,100	1,000	653	447	2,100
Recent acquisitions/development conversions(1)	(78)	(74)	(42)	(194)	(169)	(74)	(53)	(296)
Under development	(32)	—	(11)	(43)	(32)	—	(11)	(43)
Under redevelopment(2)	(5)	(4)	(2)	(11)	(5)	(4)	(2)	(11)
Current held for sale	(37)	(40)	(4)	(81)	(37)	(40)	(4)	(81)
Land parcels, loans and subleases	(19)	(5)	(8)	(32)	(19)	(5)	(8)	(32)
Transitions(3)	(168)	(162)	—	(330)	(168)	(162)	—	(330)
Other(4)	(14)	(4)	(3)	(21)	(14)	(4)	(3)	(21)
Same store properties	647	364	377	1,388	556	364	366	1,286

(1) Acquisitions and development conversions will enter the QTD Pool five full quarters and the YTD Pool eight full quarters after acquisition or certificate of occupancy.
(2) Redevelopment properties will enter the QTD Pool after five full quarters and the YTD Pool after eight full quarters of operations post redevelopment completion.
(3) Transitioned properties will enter the QTD Pool after five full quarters and the YTD Pool after eight full quarters of operations with the new operator in place or under the new structure.
(4) Represents properties that are either closed or being closed.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the respective pools (dollars in thousands):

	QTD Pool		YTD Pool
	Three Months Ended		Twelve Months Ended
SSNOI Reconciliations:	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Seniors Housing Operating:
Consolidated NOI	$301,077	$234,091	$1,118,135	$953,372
NOI attributable to unconsolidated investments	20,488	11,291	65,281	47,190
NOI attributable to noncontrolling interests	(15,976)	(16,718)	(63,867)	(122,874)
NOI attributable to non-same store properties	(67,994)	(35,860)	(330,696)	(223,436)
Non-cash NOI attributable to same store properties	(186)	(1,064)	(89)	(1,374)
Currency and ownership adjustments (1)	(416)	1,409	(159)	1,442
SSNOI at Welltower Share	236,993	193,149	788,605	654,320

Triple-net:
Consolidated NOI	256,985	222,879	1,001,135	887,024
NOI attributable to unconsolidated investments	5,711	8,947	27,574	29,516
NOI attributable to noncontrolling interests	(8,031)	(9,555)	(31,373)	(41,099)
NOI attributable to non-same store properties	(138,314)	(104,199)	(518,519)	(404,629)
Non-cash NOI attributable to same store properties	(5,551)	(10,800)	(39,949)	(42,090)
Currency and ownership adjustments (1)	(581)	355	(2,630)	(2,165)
SSNOI at Welltower Share	110,219	107,627	436,238	426,557

Outpatient Medical:
Consolidated NOI	135,484	124,421	519,199	472,760
NOI attributable to unconsolidated investments	4,586	4,712	18,925	19,233
NOI attributable to noncontrolling interests	(2,308)	(5,576)	(15,400)	(22,089)
NOI attributable to non-same store properties	(12,799)	(5,700)	(60,144)	(25,343)
Non-cash NOI attributable to same store properties	(5,262)	(5,369)	(16,566)	(14,831)
Currency and ownership adjustments (1)	5	2,692	5,945	11,934
SSNOI at Welltower Share	119,706	115,180	451,959	441,664

SSNOI at Welltower Share:
Seniors Housing Operating	236,993	193,149	788,605	654,320
Triple-net	110,219	107,627	436,238	426,557
Outpatient Medical	119,706	115,180	451,959	441,664
Total	$466,918	$415,956	$1,676,802	$1,522,541

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

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2023	2022	2021
Net income (loss)	$358,139	$160,568	$374,479
Interest expense	607,846	529,519	489,853
Income tax expense (benefit)	6,364	7,247	8,713
Depreciation and amortization	1,401,101	1,310,368	1,037,566
EBITDA	2,373,450	2,007,702	1,910,611
Loss (income) from unconsolidated entities	53,442	21,290	22,933
Stock-based compensation expense	36,611	26,027	16,933
Loss (gain) on extinguishment of debt, net	7	680	49,874
Loss (gain) on real estate dispositions, net	(67,898)	(16,043)	(235,375)
Impairment of assets	36,097	17,502	51,107
Provision for loan losses, net	9,809	10,320	7,270
Loss (gain) on derivatives and financial instruments, net	(2,120)	8,334	(7,333)
Other expenses	108,341	101,670	41,739
Lease termination and leasehold interest adjustment (1)	(65,485)	(64,854)	760
Casualty losses, net of recoveries	10,107	10,391	5,786
Other impairment, net (2)	16,642	(620)	49,241
Adjusted EBITDA	$2,509,003	$2,122,399	$1,913,546

Adjusted Interest Coverage Ratio:
Interest expense	$607,846	$529,519	$489,853
Capitalized interest	50,699	30,491	19,352
Non-cash interest expense	(23,494)	(21,754)	(17,506)
Total interest	635,051	538,256	491,699
EBITDA	$2,373,450	$2,007,702	$1,910,611
Interest coverage ratio	3.74x	3.73x	3.89x
Adjusted EBITDA	$2,509,003	$2,122,399	$1,913,546
Adjusted interest coverage ratio	3.95x	3.94x	3.89x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$635,051	$538,256	$491,699
Secured debt principal payments	54,076	58,114	65,587
Total fixed charges	689,127	596,370	557,286
EBITDA	$2,373,450	$2,007,702	$1,910,611
Fixed charge coverage ratio	3.44x	3.37x	3.43x
Adjusted EBITDA	$2,509,003	$2,122,399	$1,913,546
Adjusted fixed charge coverage ratio	3.64x	3.56x	3.43x
(1) Primarily relates to the derecognition of leasehold interests and the gain recognized in other income.
(2) Represents the write off or recovery of straight-line rent receivables balances relating to leases placed on cash recognition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our leverage ratios include book capitalization, undepreciated book capitalization and market capitalization. Book capitalization represents the sum of net debt (defined as total long-term debt excluding operating lease liabilities less cash and cash equivalents and restricted cash), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Market capitalization represents book capitalization adjusted for the fair market value of our common stock. Our leverage ratios are defined as the proportion of net debt to total capitalization. The table below reflects the reconciliation of our leverage ratios to our balance sheets for the periods presented. Amounts are in thousands, except share price.

	Year Ended December 31,
	2023	2022	2021
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$324,935
Long-term debt obligations(1)	15,815,226	14,661,552	13,917,702
Cash and cash equivalents and restricted cash	(2,076,083)	(722,292)	(346,755)
Total net debt	13,739,143	13,939,260	13,895,882
Total equity and noncontrolling interests(2)	26,371,727	21,393,996	18,997,873
Book capitalization	$40,110,870	$35,333,256	$32,893,755
Net debt to book capitalization ratio	34.3%	39.5%	42.2%

Undepreciated book capitalization:
Total net debt	$13,739,143	$13,939,260	$13,895,882
Accumulated depreciation and amortization	9,274,814	8,075,733	6,910,114
Total equity and noncontrolling interests(2)	26,371,727	21,393,996	18,997,873
Undepreciated book capitalization	$49,385,684	$43,408,989	$39,803,869
Net debt to undepreciated book capitalization ratio	27.8%	32.1%	34.9%

Market capitalization:
Common shares outstanding	564,241	490,509	447,239
Period end share price	$90.17	$65.55	$85.77
Common equity market capitalization	$50,877,611	$32,152,865	$38,359,689
Total net debt	13,739,143	13,939,260	13,895,882
Noncontrolling interests(2)	967,351	1,099,182	1,361,872
Market capitalization:	$65,584,105	$47,191,307	$53,617,443
Net debt to market capitalization ratio	20.9%	29.5%	25.9%
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
Impairment of Real Property Owned and Investments in Unconsolidated Entities

Assessing impairment of real property owned and investments in unconsolidated entities involves subjectivity in determining if indicators of impairment are present and in estimating the future undiscounted cash flows or estimated fair value of an asset. This evaluation of indicators of impairment is dependent on a number of factors including when there is an event or adverse change in the operating performance of the property, or a change in management's intent to hold and operate the property. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates, all of which are affected by our expectations of future market or economic conditions. These inputs can have a significant impact on the undiscounted cash flows.

The evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in market conditions or a change in management's investment strategy. When required, we estimate the fair value of an investment and assess whether any impairment is other than temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. These inputs can have a significant impact on the calculation of the fair value of the investment.

Quarterly, we review our real property owned on a property by property basis to determine if facts and circumstances suggest the property may be impaired. These indicators may include expected operational performance, the tenant's ability to make rent payments, a change in management's intent to hold and operate the property and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, an undiscounted cash flow analysis will be prepared to determine if the value of the property will be recoverable. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduce to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value. This analysis requires us to use judgment in determining whether indicators of impairment exist and to estimate the expected future undiscounted cash flows or estimated fair values of the property. Properties that meet the held for sale criteria are recorded at the lesser of the fair value less costs to sell or carrying value.

We also evaluate investments in unconsolidated entities for indicators of impairment and, when present, record impairment charges based upon a comparison of the estimated fair value of the equity method investment to its carrying value if the decline in the estimated fair value of such an investment below its carrying value is other-than-temporary.

At December 31, 2023, our net real property owned was approximately $37,063,357,000 and investments in unconsolidated entities totaled $1,636,531,000. During the year ended December 31, 2023, we recorded impairment charges of $15,401,000 related to two Seniors Housing Operating properties and one Triple-net property which were classified as held for sale for which the carrying values exceeded the fair values less costs to sell. Additionally, we recorded $20,696,000 of impairment charges related to three Seniors Housing Operating properties and two Triple-net properties that were held for use in which the carrying values exceeded the estimated fair values. We recorded $35,293,000 of impairment losses related to investments in unconsolidated entities.

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

The allocation of the purchase price to the related real estate acquired (tangible assets and intangible assets and liabilities) are based on a relative fair value analysis. In determining the fair values that drive such analysis, we estimate the fair value of each component of the real estate acquired which generally includes land, buildings and improvements, the above or below market component of in-place leases and the value of in-place leases using a number of sources including independent appraisals, our own analysis of recently acquired or developed and existing comparable properties in our portfolio and other market data. Significant assumptions used to determine such fair values include comparable land sales, capitalization rates, discount rates, market rental rates and property operating data, all of which can be impacted by expectations about future market or economic conditions. Our estimates of the values of these components affect the amount of depreciation and amortization we record over the estimated useful life of the property or the term of the lease.

During the year ended December 31, 2023, we disbursed $3,558,266,000 of cash related to real estate acquisitions. These transactions were accounted for as asset acquisitions and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nature of Critical Accounting Estimate	Assumptions/Approach Used
Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries, and the accounts of joint venture entities in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. In addition, we consolidate those entities deemed to be variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

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

During the year ended December 31, 2023, we recognized provision for loan losses of $9,809,000, which includes changes in the reserve based on our historical loss experience.

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

	December 31, 2023		December 31, 2022
	Principal balance	Change in fair value	Principal balance	Change in fair value
Senior unsecured notes	$12,800,253	$(515,723)	$10,839,782	$(488,159)
Secured debt	1,625,364	(58,066)	1,448,567	(36,654)
Totals	$14,425,617	$(573,789)	$12,288,349	$(524,813)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At December 31, 2023, we had $1,496,447,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $14,964,000. At December 31, 2022, we had $2,426,134,000 of outstanding variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $24,261,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the year ended December 31, 2023, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $9,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	December 31, 2023		December 31, 2022
	Carrying value	Change in fair value	Carrying value	Change in fair value
Foreign currency exchange contracts	$10,811	$5,087	$190,418	$14,238
Debt designated as hedges	1,527,380	15,274	1,452,832	14,528
Totals	$1,538,191	$20,361	$1,643,250	$28,766

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Welltower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
    Impairment of Real Property and Investments in Unconsolidated Entities
Description of the Matter    The Company, on a periodic basis, assesses whether there are indicators that (i) the carrying value of real property owned may not be recoverable or (ii) investments in unconsolidated entities may be other than temporarily impaired. At December 31, 2023, the Company’s consolidated net real property owned totaled $37.1 billion and its investments in unconsolidated entities totaled $1.6 billion. During 2023, the Company recorded impairment losses of $36.1 million related to real property owned and $35.3 million related to investments in unconsolidated entities.
As discussed in Note 2 to the consolidated financial statements, the Company reviews real property owned on a property by property basis to determine if facts and circumstances suggest the property may be impaired. This evaluation of indicators of impairment of a property is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the property or a change in management's intent to hold and operate the property. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.

The Company also evaluates investments in unconsolidated entities for indicators of impairment and, when present, records impairment charges based upon a comparison of the estimated fair value of the equity method investment to its carrying value, if the decline in the estimated fair value of such an investment below its carrying value is other than temporary. This evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in market conditions or a change in management's investment strategy. When required, the Company estimates the fair value of an investment and assesses whether any impairment is other than temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates.
Auditing management's evaluation of impairment of real property owned and investments in unconsolidated entities was complex due to (i) the significant judgment employed by management in identifying whether indicators of impairment were present and (ii) the estimation uncertainty in determining the undiscounted cash flows of real property owned and, when necessary, the fair value of real property owned or investment in an unconsolidated entity. In particular, the evaluation was sensitive to significant assumptions such as forecasted cash flows, including leasing prospects and occupancy projections, and estimated capitalization rates, all of which can be affected by expectations about future market or economic conditions, demand and competition.

How We Addressed the
Matter in Our Audit
        We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for evaluating impairment of real property owned and investments in unconsolidated entities, including controls over management's review of the significant assumptions described above.
To test the Company's evaluation of impairment of real property owned and investments in unconsolidated entities, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We evaluated the appropriateness of indicators of impairment and the identification by management of real property owned and investments in unconsolidated entities where such indicators are present. We further assessed the progression of properties with impairment indicators identified in historical periods.
In addition, we compared the significant assumptions used by management to current industry and economic trends and other relevant market information, and as needed, involved a valuation specialist to assist in evaluating certain assumptions. We performed sensitivity analyses of significant assumptions used to determine recoverability and/or fair value (each where applicable) of the related real property owned or investments in unconsolidated entities and evaluated significant variances between the forecasted cash flows and historical actual results. We also assessed whether any declines in investments in unconsolidated entities were other-than-temporary.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1970.
Toledo, Ohio
February 15, 2024

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	December 31, 2023	December 31, 2022
Assets
Real estate investments:
Real property owned:
Land and land improvements	$4,697,824	$4,249,834
Buildings and improvements	37,796,553	33,651,336
Acquired lease intangibles	2,166,470	1,945,458
Real property held for sale, net of accumulated depreciation	372,883	133,058
Construction in progress	1,304,441	1,021,080
Less accumulated depreciation and amortization	(9,274,814)	(8,075,733)
Net real property owned	37,063,357	32,925,033
Right of use assets, net	350,969	323,942
Real estate loans receivable, net of credit allowance	1,361,587	890,844
Net real estate investments	38,775,913	34,139,819
Other assets:
Investments in unconsolidated entities	1,636,531	1,499,790
Goodwill	68,321	68,321
Cash and cash equivalents	1,993,646	631,681
Restricted cash	82,437	90,611
Straight-line rent receivable	443,800	322,173
Receivables and other assets	1,011,518	1,140,838
Total other assets	5,236,253	3,753,414
Total assets	$44,012,166	$37,893,233

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	13,552,222	12,437,273
Secured debt	2,183,327	2,110,815
Lease liabilities	383,230	415,824
Accrued expenses and other liabilities	1,521,660	1,535,325
Total liabilities	17,640,439	16,499,237

Redeemable noncontrolling interests	290,605	384,443

Equity:
Common stock	565,894	491,919
Capital in excess of par value	32,741,949	26,742,750
Treasury stock	(111,578)	(111,001)
Cumulative net income	9,145,044	8,804,950
Cumulative dividends	(16,773,773)	(15,514,097)
Accumulated other comprehensive income (loss)	(163,160)	(119,707)
Total Welltower Inc. stockholders’ equity	25,404,376	20,294,814
Noncontrolling interests	676,746	714,739
Total equity	26,081,122	21,009,553
Total liabilities and equity	$44,012,166	$37,893,233
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Resident fees and services	$4,753,804	$4,173,711	$3,197,223
Rental income	1,556,073	1,451,786	1,374,695
Interest income	168,354	150,571	137,563
Other income	159,764	84,547	32,634
Total revenues	6,637,995	5,860,615	4,742,115
Expenses:
Property operating expenses	3,947,776	3,558,770	2,774,562
Depreciation and amortization	1,401,101	1,310,368	1,037,566
Interest expense	607,846	529,519	489,853
General and administrative expenses	179,091	150,390	126,727
Loss (gain) on derivatives and financial instruments, net	(2,120)	8,334	(7,333)
Loss (gain) on extinguishment of debt, net	7	680	49,874
Provision for loan losses, net	9,809	10,320	7,270
Impairment of assets	36,097	17,502	51,107
Other expenses	108,341	101,670	41,739
Total expenses	6,287,948	5,687,553	4,571,365

Income (loss) from continuing operations before income taxes and other items	350,047	173,062	170,750
Income tax (expense) benefit	(6,364)	(7,247)	(8,713)
Income (loss) from unconsolidated entities	(53,442)	(21,290)	(22,933)
Gain (loss) on real estate dispositions, net	67,898	16,043	235,375
Income (loss) from continuing operations	358,139	160,568	374,479

Net income	358,139	160,568	374,479
Less: Net income (loss) attributable to noncontrolling interests(1)	18,045	19,354	38,341
Net income (loss) attributable to common stockholders	$340,094	$141,214	$336,138

Weighted average number of common shares outstanding:
Basic	515,629	462,185	424,976
Diluted	518,701	465,158	426,841

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.69	$0.35	$0.88
Net income (loss) attributable to common stockholders	$0.66	$0.31	$0.79

Diluted:
Income (loss) from continuing operations	$0.69	$0.35	$0.88
Net income (loss) attributable to common stockholders(2)	$0.66	$0.30	$0.78
(1) Includes amounts attributable to redeemable noncontrolling interests
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$358,139	$160,568	$374,479

Other comprehensive income (loss):
Foreign currency translation gain (loss)	223,920	(466,910)	(52,826)
Derivative and financial instruments designated as hedges gain (loss)	(245,095)	442,620	79,702
Total other comprehensive income (loss)	(21,175)	(24,290)	26,876

Total comprehensive income (loss)	336,964	136,278	401,355
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	27,637	(6,545)	38,029
Total comprehensive income (loss) attributable to common stockholders	$309,327	$142,823	$363,326
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY
WELLTOWER INC. AND SUBSIDIARIES

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2020	$418,691	$20,823,145	$(104,490)	$8,327,598	$(13,343,721)	$(148,504)	$908,853	$16,881,572
Comprehensive income:
Net income (loss)				336,138			36,795	372,933
Other comprehensive income (loss)						27,188	(366)	26,822
Total comprehensive income								399,755
Net change in noncontrolling interests		(23,743)					15,296	(8,447)
Amounts related to stock incentive plans, net of forfeitures	246	18,087	(3,260)					15,073
Net proceeds from issuance of common stock	29,668	2,316,152						2,345,820
Dividends paid:
Common stock dividends					(1,037,194)			(1,037,194)
Balances at December 31, 2021	448,605	23,133,641	(107,750)	8,663,736	(14,380,915)	(121,316)	960,578	18,596,579
Comprehensive income:
Net income (loss)				141,214			36,151	177,365
Other comprehensive income (loss)						1,609	(24,161)	(22,552)
Total comprehensive income								154,813
Net change in noncontrolling interests		(88,756)					(210,974)	(299,730)
Adjustment to members' interest from change in ownership in Welltower OP		46,649					(46,649)	—
Redemption of OP Units and DownREIT Units	5	1,464					(206)	1,263
Amounts related to stock incentive plans, net of forfeitures	214	27,018	(3,251)					23,981
Net proceeds from issuance of common stock	43,095	3,622,734						3,665,829
Dividends paid:
Common stock dividends					(1,133,182)			(1,133,182)
Balances at December 31, 2022	491,919	26,742,750	(111,001)	8,804,950	(15,514,097)	(119,707)	714,739	21,009,553
Comprehensive income:
Net income (loss)				340,094			17,819	357,913
Other comprehensive income (loss)						(30,767)	8,839	(21,928)
Total comprehensive income								335,985
Net change in noncontrolling interests		25,571				(12,686)	(80,009)	(67,124)
Adjustment to members' interest from change in ownership in Welltower OP		(18,399)					18,399	—
Redemption of OP Units and DownREIT Units	336	20,061					(3,041)	17,356
Amounts related to stock incentive plans, net of forfeitures	210	38,026	(577)					37,659
Net proceeds from issuance of common stock	73,429	5,933,940						6,007,369
Dividends paid:
Common stock dividends					(1,259,676)			(1,259,676)
Balances at December 31, 2023	$565,894	$32,741,949	$(111,578)	$9,145,044	$(16,773,773)	$(163,160)	$676,746	$26,081,122
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$358,139	$160,568	$374,479
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,401,101	1,310,368	1,037,566
Other amortization expenses	42,645	28,234	19,148
Provision for loan losses	9,809	10,320	7,270
Impairment of assets	36,097	17,502	51,107
Stock-based compensation expense	37,199	26,149	17,812
Loss (gain) on derivatives and financial instruments, net	(2,120)	8,334	(7,333)
Loss (gain) on extinguishment of debt, net	7	680	49,874
Loss (income) from unconsolidated entities	53,442	21,290	22,933
Rental income less than (in excess of) cash received	(135,758)	(108,883)	(30,820)
Amortization related to above (below) market leases, net	(529)	(1,693)	(3,536)
Loss (gain) on real estate dispositions, net	(67,898)	(16,043)	(235,375)
Loss (gain) on loss of control of subsidiary	(65,485)	—	—
Distributions by unconsolidated entities	11,623	12,462	16,763
Increase (decrease) in accrued expenses and other liabilities	(79,801)	50,857	77,554
Decrease (increase) in receivables and other assets	3,390	(191,437)	(122,117)
Net cash provided from (used in) operating activities	1,601,861	1,328,708	1,275,325

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(3,558,266)	(2,306,020)	(4,084,174)
Cash disbursed for capital improvements to existing properties	(517,682)	(476,016)	(282,588)
Cash disbursed for construction in progress	(1,014,935)	(631,737)	(417,963)
Capitalized interest	(50,699)	(30,491)	(19,352)
Investment in loans receivable	(490,736)	(156,045)	(997,449)
Principal collected on loans receivable	90,215	196,310	343,260
Other investments, net of payments	(100,128)	(98,459)	(26,595)
Contributions to unconsolidated entities	(343,498)	(502,171)	(396,020)
Distributions by unconsolidated entities	149,753	37,571	286,772
Proceeds from (payments on) derivatives	31,493	63,747	7,519
Proceeds from sales of real property	96,741	199,496	1,070,322
Net cash provided from (used in) investing activities	(5,707,742)	(3,703,815)	(4,516,268)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	(324,935)	324,935
Proceeds from issuance of senior unsecured notes	1,011,780	1,040,232	1,703,626
Payments to extinguish senior unsecured notes	—	—	(1,533,752)
Net proceeds from the issuance of secured debt	385,115	113,183	23,569
Payments on secured debt	(741,856)	(457,180)	(197,618)
Net proceeds from the issuance of common stock	6,010,129	3,667,854	2,348,201
Payments for deferred financing costs and prepayment penalties	(7,220)	(5,062)	(73,735)
Contributions by noncontrolling interests(1)	280,678	138,656	156,318
Distributions to noncontrolling interests(1)	(216,273)	(272,414)	(138,756)
Cash distributions to stockholders	(1,260,578)	(1,131,527)	(1,035,906)
Other financing activities	(13,128)	(7,530)	(9,218)
Net cash provided from (used in) financing activities	5,448,647	2,761,277	1,567,664
Effect of foreign currency translation on cash and cash equivalents and restricted cash	11,025	(10,633)	(1,009)
Increase (decrease) in cash, cash equivalents and restricted cash	1,353,791	375,537	(1,674,288)
Cash, cash equivalents and restricted cash at beginning of period	722,292	346,755	2,021,043
Cash, cash equivalents and restricted cash at end of period	$2,076,083	$722,292	$346,755

Supplemental cash flow information:
Interest paid	$628,582	$531,672	$492,742
Income taxes paid (received)	7,682	3,435	(4,812)
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
As of May 24, 2022, we are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.740% during the year ended December 31, 2023. As of December 31, 2023, Welltower owned 99.765% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.235% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of our wholly owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation. At inception of transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) substantially all of an entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance, (b) the obligation to absorb the expected losses of an entity or (c) the right to receive the expected residual returns of an entity. Criterion (iii) is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If neither of those criteria are met, the entity is a VIE.
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
The designation of an entity as a VIE is reassessed upon certain events, including but not limited to: (i) a change to the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity or (iii) acquisitions or sales of interests that constitute a change in control.
Revenue Recognition
For our Triple-net and Outpatient Medical segments, a significant source of our revenue is generated through leasing arrangements and accounted for under ASC 842, Leases ("ASC 842"). Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our Outpatient Medical portfolio typically include some form of operating expense reimbursement by the tenant and upon adoption of ASC 842, we elected the lessor practical expedient to not separate non-lease components from the associated lease components resulting in presenting all revenue associated with Outpatient Medical leases as leasing revenue on the Consolidated Statements of Comprehensive Income. Certain payments made to tenants are treated as lease incentives and amortized as a reduction of revenue over the lease term.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and generally is recognized monthly as services are provided. Agreements with residents generally have varying terms and are cancellable by the resident with 30 days’ notice. We have elected the lessor practical expedient within ASC 842 and recognize and disclose the revenues for Seniors Housing Operating resident agreement based upon the predominant component, generally the non-lease service component, under ASC 606, Revenue from Contracts with Customers. Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. Management contracts are present in some of our joint venture agreements to provide asset and property management, leasing, marketing and other services and are recognized monthly as services are provided.
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
Investments in Unconsolidated Entities
Investments in entities that we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the equity interest inclusive of transaction costs. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based upon their respective stated ownership. In other instances, net income or loss may be allocated between the partners in the joint venture based on the hypothetical liquidation at book value method ("HLBV method"). Under the HLBV method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of the underlying investment at book value.
We evaluate our investments in unconsolidated entities for impairment and, when present, record impairment charges based upon a comparison of the estimated fair value of the equity method investment to its carrying value if the decline in the estimated fair value of such an investment below its carrying value is other-than-temporary. This evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in conditions or a change in management's investment strategy. When required, we estimate the fair value of an investment and assess whether any impairment is other-than-temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Redeemable Noncontrolling Interests
Certain noncontrolling interests are redeemable at fair value. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss, and contributions or distributions or (ii) the redemption value. If the interests are redeemable in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted-average period of approximately five years. In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item, on the balance sheet. At December 31, 2023, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $290,605,000 by $46,178,000.
We entered into certain DownREIT partnerships which give a real estate seller the ability to exchange its property on a tax deferred basis for equity membership interests (“DownREIT Units”). The DownREIT Units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.
Real Property Owned
Real estate acquisitions are generally classified as asset acquisitions for which we record tangible assets and identifiable intangible assets and liabilities at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. Tangible assets primarily consist of land, buildings and improvements. In making estimates of relative fair value, we utilize a number of sources including independent appraisals, our own analysis of recently acquired or developed and existing comparable properties in our portfolio and other market data.
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
Real property developed by us is recorded at cost, including the capitalization of construction period interest. Owned properties are depreciated on a straight-line basis over their estimated useful lives which range from 15 to 40 years for buildings and 5 to 15 years for improvements. We consider costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and, accordingly, such costs are reflected as investment activities in our Consolidated Statement of Cash Flows.
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. This evaluation of indicators of impairment of a property is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the property or a change in management's intent to hold and operate the property. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to the estimated fair market value and an impairment charge is recognized for the difference between the carrying value and the fair value. Additionally, properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding, subject to an evaluation of the risk of credit loss.
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
Allowance for Credit Losses on Loans Receivable
The allowance for credit losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the credit allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, financial strength of the borrower and guarantors, and nature, extent, and value of the underlying collateral. A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans we identified as having deteriorated credit quality, we determine the amount of credit loss on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual status are deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, we may return these loans to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance. For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans and expectations of future performance of the borrowers to determine the reserve for credit losses.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Unearned revenue	$374,545	$432,941
Other liabilities	325,715	311,506
Accounts payable	173,215	216,732
Taxes payable	130,006	144,021
Other accrued expenses	139,691	135,944
Accrued payroll	158,255	120,713
Accrued interest	124,210	117,741
Derivative liabilities	96,023	55,727
Total	$1,521,660	$1,535,325
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
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding for the period, adjusted for non-vested shares of restricted stock. The computation of diluted earnings per share is similar to basic earnings per share, except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Additionally, net income (loss) allocated to OP Units and DownREIT Units (discussed above) has been included in the numerator and redeemable common stock related to the OP Units and DownREIT Units have been included in the denominator for the purpose of computing diluted earnings per share.
Reclassifications
Certain amounts in prior years have been reclassified to conform to current year presentation.
Government Grant Income
On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide financial aid to individuals, businesses, and state and local governments. During the years ended December 31, 2023, 2022 and 2021, we received government grants under the CARES Act primarily to cover increased expenses and lost revenue during the COVID-19 pandemic, as well as under similar programs in the U.K. and Canada. For the years ended December 31, 2023, 2022 and 2021 we recognized $21,220,000, $38,607,000 and $97,933,000, respectively, of government

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
grant income as a reduction to property operating expenses in our Consolidated Statements of Comprehensive Income. Additionally, for the year ended December 31, 2021, we recognized $4,642,000 of government grant income in other income in our Consolidated Statements of Comprehensive Income. The amount of qualifying expenditures and lost revenue exceeded grant income recognized and we believe we have complied and will continue to comply with all grant conditions. In the event of non-compliance, all such amounts are subject to recapture.
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
•In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and disclosures.
•In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and disclosures.
3. Real Property Acquisitions and Development
The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets and liabilities at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments. Transaction costs primarily represent costs incurred with acquisitions, including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs. Transaction costs directly related to asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in other expenses on our Consolidated Statements of Comprehensive Income. Our acquisition of properties are at times subject to earn out provisions based on the future operating performance of the acquired properties, which could result in incremental payments in the future. Our policy is to recognize such contingent consideration when the contingency is resolved and the consideration becomes payable. As of December 31, 2023, we do not expect future payments under these provisions to be material and no liabilities for such amounts have been accrued.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Year Ended December 31, 2023
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$251,507	$127,523	$79,506	$458,536
Buildings and improvements	2,006,021	969,481	343,252	3,318,754
Acquired lease intangibles	208,239	—	50,373	258,612
Construction in progress	165,934	—	—	165,934
Right of use assets, net	24,212	—	927	25,139
Total net real estate assets	2,655,913	1,097,004	474,058	4,226,975
Receivables and other assets	21,999	—	1,632	23,631
Total assets acquired(1)	2,677,912	1,097,004	475,690	4,250,606
Secured debt	(372,482)	—	(40,953)	(413,435)
Lease liabilities	(24,212)	—	(953)	(25,165)
Accrued expenses and other liabilities	(26,666)	—	(11,528)	(38,194)
Total liabilities acquired	(423,360)	—	(53,434)	(476,794)
Noncontrolling interests(2)	(32,692)	—	(925)	(33,617)
Non-cash acquisition related activity(3)	(181,929)	—	—	(181,929)
Cash disbursed for acquisitions	2,039,931	1,097,004	421,331	3,558,266
Construction in progress additions	646,466	25,646	422,103	1,094,215
Less: Capitalized interest	(39,799)	(2,416)	(8,484)	(50,699)
Accruals(4)	(4,735)	(1,358)	(22,488)	(28,581)
Cash disbursed for construction in progress	601,932	21,872	391,131	1,014,935
Capital improvements to existing properties	399,130	33,592	84,960	517,682
Total cash invested in real property, net of cash acquired	$3,040,993	$1,152,468	$897,422	$5,090,883
(1) Excludes $4,708,000 of unrestricted and restricted cash acquired.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$206,618	$7,536	$68,379	$282,533
Buildings and improvements	2,067,051	59,248	253,358	2,379,657
Acquired lease intangibles	129,429	—	35,316	164,745
Construction in progress	108,141	—	—	108,141
Right of use assets, net	169	—	3,852	4,021
Total net real estate assets	2,511,408	66,784	360,905	2,939,097
Receivables and other assets	14,406	—	501	14,907
Total assets acquired(1)	2,525,814	66,784	361,406	2,954,004
Secured debt	(279,788)	(39,574)	—	(319,362)
Lease liabilities	—	—	(3,852)	(3,852)
Accrued expenses and other liabilities	(112,962)	(1,428)	(1,414)	(115,804)
Total liabilities acquired	(392,750)	(41,002)	(5,266)	(439,018)
Noncontrolling interests(2)	(115,112)	(4)	(1,095)	(116,211)
Non-cash acquisition related activity(3)	(64,975)	(27,780)	—	(92,755)
Cash disbursed for acquisitions	1,952,977	(2,002)	355,045	2,306,020
Construction in progress additions	489,001	83,368	91,662	664,031
Less: Capitalized interest	(24,432)	(4,210)	(1,849)	(30,491)
Accruals (4)	(4,621)	—	2,818	(1,803)
Cash disbursed for construction in progress	459,948	79,158	92,631	631,737
Capital improvements to existing properties	352,099	48,052	75,865	476,016
Total cash invested in real property, net of cash acquired	$2,765,024	$125,208	$523,541	$3,413,773
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Canadian Pension Plan Investment Board ("CPPIB")
During the year ended December 31, 2023, we paid $69,606,000 to acquire the 45% redeemable noncontrolling ownership interest in two consolidated joint ventures with CPPIB, which owned interests in ten medical office buildings. In conjunction with the transaction, $118,256,000 was removed from redeemable noncontrolling interests with the difference recorded to capital in excess of par value on our Consolidated Balance Sheets. The transaction is excluded from the table above.
Holiday Retirement Acquisition
On July 30, 2021, we acquired a portfolio of 85 seniors housing properties owned by Holiday Retirement for $1,576,600,000, which are included in our Seniors Housing Operating segment and in the table above for the year ended December 31, 2021. Atria Senior Living assumed operations of the portfolio following its acquisition of the Holiday Retirement management company pursuant to an incentive-based management agreement. As part of this transaction, a wholly owned subsidiary assumed the leasehold interest in a 26 property portfolio and subsequently purchased eight of the leased properties and one of the properties was sold by the landlord, National Health Investors ("NHI"), and removed from the master lease. Effective April 1, 2022, our leasehold interest related to the master lease with NHI for the remaining 17 properties was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in conjunction with the lease termination, during the year ended December 31, 2022, we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income from the derecognition of the right of use asset and related liability.
Affinity Living Communities ("Affinity") Acquisition
In February 2024, we entered into a definitive agreement to acquire 25 Seniors Housing Operating properties for a total purchase price of $969 million, which will be managed under the Affinity brand. The transaction is expected to be funded through a combination of cash and the assumption of $523 million of secured debt, subject to customary closing conditions and lender consents.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Development projects:
Seniors Housing Operating	$463,644	$227,796	$117,386
Triple-net	141,142	—	22,990
Outpatient Medical	190,770	44,777	125,179
Total development projects	795,556	272,573	265,555
Expansion projects	71,250	18,280	5,292
Total construction in progress conversions	$866,806	$290,853	$270,847

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2023	December 31, 2022
Assets:
In place lease intangibles	$2,001,827	$1,817,580
Above market tenant leases	66,663	57,203
Lease commissions	97,980	70,675
Gross historical cost	2,166,470	1,945,458
Accumulated amortization	(1,651,656)	(1,484,048)
Net book value	$514,814	$461,410

Weighted-average amortization period in years	6.7	7.6

Liabilities:
Below market tenant leases	$70,364	$77,985
Accumulated amortization	(47,939)	(52,701)
Net book value	$22,425	$25,284

Weighted-average amortization period in years	8.4	8.4
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Rental income related to (above)/below market tenant leases, net	$384	$1,551	$1,680
Amortization related to in place lease intangibles and lease commissions	(226,663)	(217,187)	(115,579)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2024	$212,725	$4,450
2025	76,031	3,534
2026	44,257	2,889
2027	34,860	2,440
2028	29,095	1,834
Thereafter	117,846	7,278
Totals	$514,814	$22,425
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, relationship or geography). At December 31, 2023, 15 Seniors Housing Operating, one Triple-net and four Outpatient Medical properties, with an aggregate net real estate balance of $372,883,000, were classified as held for sale. In addition to the real property balances, secured debt balances of $185,263,000 and net other assets and (liabilities) of $21,568,000 were included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties are approximately $546,568,000, which includes non-cash consideration relating to 14 Canadian Revera properties discussed below.
During the year ended December 31, 2023, we recorded impairment charges of $15,401,000 related to four Seniors Housing Operating properties and one Triple-net property which were classified as held for sale for which the carrying value exceeded the estimated fair values less costs to sell. Additionally, during 2023 we recorded impairment charges of $20,696,000 related to three Seniors Housing Operating properties and two Triple-net properties, which were held for use for which the carrying value exceeded the fair values. During the year ended December 31, 2022, we recorded impairment charges of $13,146,000 related to one Seniors Housing Operating property, which was classified as held for sale. Additionally, we recorded $4,356,000 of impairment charges related to two Triple-net properties and one Outpatient Medical property that were held for use. During the year ended December 31, 2021, we recorded impairment charges of $19,567,000 related to four Triple-net properties and one Outpatient Medical property, which were disposed of or classified as held for sale. Additionally, during the year ended December 31, 2021, we recorded $31,540,000 of impairment charges related to two Seniors Housing Operating and two Triple-net properties that were held for use.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale of $58,816,000 for the year ended December 31, 2023 and $(8,941,000) and $11,437,000 for the same periods in 2022 and 2021, respectively.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Real estate dispositions:
Seniors Housing Operating(1)	$385,128	$85,413	$112,837
Triple-net	6,391	89,827	486,369
Outpatient Medical	—	393	229,660
Total dispositions	391,519	175,633	828,866
Gain (loss) on real estate dispositions, net	67,898	16,043	235,375
Net other assets (liabilities) disposed	(846)	7,820	6,081
Non-cash consideration	(361,830)	—	—
Cash proceeds from real estate dispositions	$96,741	$199,496	$1,070,322
(1) Dispositions occurring in the year ended December 31, 2023 include the disposition of unconsolidated equity method investments related to Revera. See discussion below for further information.
Strategic Dissolution of Revera Joint Ventures
During the year ended December 31, 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions include acquiring the remaining interests in 110 properties from Revera, while simultaneously selling interests in 31 properties to Revera.
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
We closed the portion of the transactions predominantly related to the U.S. portfolio during the third quarter of 2023 through (i) the acquisition of the remaining interests in ten properties currently under development or recently developed by Sunrise Senior Living that were previously held within an equity method joint venture owned 34% by us and 66% by Revera, (ii) the disposition of our minority interests in 12 U.S. properties and one Canadian development project and (iii) the disposition of our 34% interest in the Sunrise Senior Living management company. We recorded net real estate investments of $479,525,000 related to the ten acquired and now consolidated properties, which was comprised of $31,456,000 of cash consideration and $448,069,000 of non-cash consideration. Non-cash consideration primarily includes $270,486,000 of assumed mortgage debt secured by the acquired properties, which was subsequently repaid in full by us immediately following the transaction, $47,734,000 of carryover investment from our prior 34% equity method ownership interest and $119,258,000 of fair value interests in the 13 properties transferred by us to Revera. We also derecognized $56,905,000 of equity method investments related to the 13 properties retained by Revera and recorded a gain on real estate dispositions of $62,075,000. In conjunction with this transaction, operations for two of the now wholly owned properties, along with operations for 26 existing wholly owned properties, transitioned to Oakmont Management Group. The non-cash investing activity with respect to the fair value of interests exchanged in the transaction, non-cash investing activity with respect to the carrying value of prior equity method interests now included in the basis of the acquired properties and non-cash financing activity with respect to the assumption of the secured mortgage debt have been excluded from our Consolidated Statements of Cash Flows.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Canadian portfolio consists of 85 properties in a joint venture owned 75% by us and 25% by Revera. As a part of the transaction, we intend to acquire Revera's interest in 71 properties and sell our interests in the remaining 14 properties. As of December 31, 2023, operations for all 71 retained properties have transitioned to new operators. The transaction is expected to close in the first half of 2024.
Genesis HealthCare
As part of the substantial exit of the Genesis HealthCare ("Genesis") operating relationship, which we disclosed on March 2, 2021, we transitioned the sublease of a portfolio of seven facilities from Genesis to Complete Care Management in the second quarter of 2021. As part of the March 2021 transaction, we entered into a forward sale agreement for the seven properties valued at $182,618,000, which was expected to close when the Welltower-held purchase option became exercisable. As of March 31, 2023, the right of use assets related to the properties were $115,359,000 and were reflected as held for sale with the corresponding lease liabilities of $66,530,000 on our Consolidated Balance Sheet.
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
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities. As most of our leases do not provide a rate implicit in the lease agreement, we generally use our incremental borrowing rate available at lease commencement, underlying collateral for the lease and the ability to borrow against that collateral on a secured basis to determine the present value of lease payments. The incremental borrowing rates were determined using our longer term borrowing rates (actual pricing through 30 years, as well as other longer term market rates).
The components of lease expense were as follows for the periods presented (in thousands):

		Year Ended December 31,
	Classification	2023	2022	2021
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$21,970	$22,150	$22,642
Non-real estate investment lease expense	General and administrative expenses	7,243	5,794	4,596
Finance lease cost:
Amortization of leased assets	Property operating expenses	5,854	6,837	8,105
Interest on lease liabilities	Interest expense	4,050	6,164	6,574
Sublease income	Rental income	(3,933)	(11,487)	(8,687)
Total		$35,184	$29,458	$33,230
(1) Includes short-term leases which are immaterial.
Maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
2024	$19,329	$5,547
2025	18,800	3,980
2026	16,637	4,030
2027	16,494	3,991
2028	16,291	3,948
Thereafter	863,847	369,892
Total lease payments	951,398	391,388
Less: Imputed interest	(647,845)	(311,711)
Total present value of lease liabilities	$303,553	$79,677

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases in which we are the lessee is as follows for the periods presented (in thousands, except lease terms and discount rate):

	Classification	December 31, 2023	December 31, 2022
Right of use assets:
Operating leases - real estate	Right of use assets, net	$283,293	$287,984
Finance leases - real estate	Right of use assets, net	67,676	35,958
Real estate right of use assets, net		350,969	323,942
Operating leases - non-real estate investments	Receivables and other assets	11,338	10,119
Finance leases - held for sale(1)	Real property held for sale, net of accumulated depreciation	—	116,453
Total right of use assets, net		$362,307	$450,514

Lease liabilities:
Operating leases		$303,553	$302,360
Finance leases		79,677	113,464
Total lease liabilities		$383,230	$415,824

Weighted average remaining lease term (years):
Operating leases		45.6	46.0
Finance leases		60.7	19.8

Weighted average discount rate:
Operating leases		5.27%	5.56%
Finance leases		7.71%	5.01%
(1) During the year ended December 31, 2023, we contributed finance leases at seven properties previously classified as held for sale into a newly formed unconsolidated joint venture, which recognized the purchase option within the leases. See Note 5 for further discussion.
Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Classification	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$(590)	$8,805	$9,081
Operating cash flows from operating leases	Increase (decrease) in accrued expenses and other liabilities	(2,037)	(5,570)	(6,008)
Operating cash flows from finance leases	Decrease (increase) in receivables and other assets	3,061	8,672	8,336
Financing cash flows from finance leases	Other financing activities	(2,704)	(2,255)	(3,578)
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the years ended December 31, 2023, 2022 and 2021, we wrote-off previously recognized straight-line rent receivable balances of $16,642,000, $0 and $49,241,000, respectively, through a reduction of rental income, which relate to leases for which collection of substantially all contractual lease payments were no longer deemed probable.
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

	Year Ended December 31,
	2023	2022	2021
Fixed income from operating leases	$1,344,096	$1,258,238	$1,193,837
Variable lease income	211,977	193,548	180,858

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606. Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $466,162,000, $410,749,000 and $194,078,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table sets forth the future minimum lease payments receivable for leases in effect at December 31, 2023 (excluding properties in our Seniors Housing Operating portfolio and excluding any operating expense reimbursements) (in thousands):

2024	$1,391,509
2025	1,379,176
2026	1,343,749
2027	1,323,525
2028	1,307,766
Thereafter	10,469,656
Totals	$17,215,381
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets, net of allowance for credit losses.
Accrued interest receivable was $31,798,000 and $22,878,000 as of December 31, 2023 and December 31, 2022, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	Year Ended December 31,
	2023	2022
Mortgage loans	$1,057,516	$707,464
Other real estate loans	324,660	195,566
Allowance for credit losses on real estate loans receivable	(20,589)	(12,186)
Real estate loans receivable, net of credit allowance	1,361,587	890,844
Non-real estate loans	503,993	441,231
Allowance for credit losses on non-real estate loans receivable	(173,874)	(152,063)
Non-real estate loans receivable, net of credit allowance	330,119	289,168
Total loans receivable, net of credit allowance	$1,691,706	$1,180,012
The following is a summary of our loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Advances on loans receivable	$490,736	$156,045	$997,449
Less: Receipts on loans receivable	90,215	196,310	343,260
Net cash advances (receipts) on loans receivable	$400,521	$(40,265)	$654,189
During the year ended December 31, 2021, we provided £540 million (approximately $750,330,000 based on the Sterling/ U.S. Dollar exchange rate as of the date of funding) of senior loan financing and a £30 million delayed facility for working capital and capital expenditures to affiliates of Safanad, a global real estate and private equity firm, as part of the recapitalization of its investment in HC-One Group ("HC-One"). During the year ended December 31, 2023, we amended the loan agreement to provide an additional £65 million of financing relating to HC-One's acquisition of an operating platform and extended the maturity to October 2028. As of December 31, 2023, the outstanding principal balance on the expanded loan is £611,453,000 (approximately $779,175,000 based on the Sterling/U.S. Dollar exchange rate as of December 31, 2023). As part of the original loan and as part of the 2023 expansion, we received equity warrants, which provide us the right to participate in the capital appreciation of HC-One above a designated price upon liquidation. See Note 12 for additional details.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loans by credit loss category (in thousands):

	December 31, 2023
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2023	$215,283	$(172,045)	$43,238	9
Collective loan pool	2007 - 2018	227,810	(3,028)	224,782	14
Collective loan pool	2019	23,960	(319)	23,641	4
Collective loan pool	2020	34,938	(464)	34,474	5
Collective loan pool	2021	871,754	(11,794)	859,960	11
Collective loan pool	2022	126,324	(1,680)	124,644	18
Collective loan pool	2023	386,100	(5,133)	380,967	17
Total loans		$1,886,169	$(194,463)	$1,691,706	78
During the year ended December 31, 2021, we entered into definitive agreements to substantially exit our operating relationship with Genesis primarily through the transition of 51 properties to other operators. To effectuate this transition, we agreed to provide Genesis a lease termination fee of $86,310,000 upon successful transition of all properties, which was to be used to immediately repay indebtedness to us. These property transitions substantially occurred throughout 2021, and as of December 31, 2023, $85,043,000 of the lease termination fee has been earned by Genesis and repaid to us to reduce substantially all of the outstanding balance of this indebtedness.
Additionally, upon achievement of certain restructuring milestones, we agreed to reduce the balance of Genesis' unsecured notes payable to us by an additional $169,771,000 in exchange for an equity interest in Genesis. As of December 31, 2023, the amount of the potential reduction of the balance of these unsecured notes has increased to $238,104,000 due to accrued unpaid interest. The maturity date on the unsecured notes has been extended to March 29, 2024. The unsecured notes are included in the deteriorated loan category, and per our policy have had no interest recognized in the three years ended December 31, 2023. The achievement of milestones required for forgiveness has not yet occurred and as of December 31, 2023, the outstanding contractual balance of the unsecured notes, before potential debt reduction, is $290,296,000 and the carrying value is $24,246,000 after application of an allowance for credit losses and consideration of unrecognized interest.
During the year ended December 31, 2023, certain secured indebtedness payable by Genesis to us, which has a carrying value of $166,859,000, was modified to extend the maturity date to March 29, 2024, with no other changes to the terms. Both the unsecured and the secured notes with Genesis are included in non-real estate loans receivable.
The total allowance for credit losses is deemed to be sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$164,249	$166,785	$224,036
Provision for loan losses, net(1)	8,797	(1,394)	7,270
Loan write-offs(2)	—	—	(64,075)
Purchased deteriorated loan	19,077	—	—
Reserve for unrecognized interest added to principal	2,066	—	—
Foreign currency translation	274	(1,142)	(446)
Balance at end of year	$194,463	$164,249	$166,785

(1) Excludes the provision for loan loss on held-to-maturity debt securities.
(2) Includes $64,075,000 related to the Genesis lease terminations for the twelve months ended December 31, 2021.
The following is a summary of our deteriorated loans (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance of deteriorated loans at end of year	$215,283	$174,841	$178,369
Allowance for credit losses	(172,045)	(148,438)	(148,438)
Balance of deteriorated loans not reserved	$43,238	$26,403	$29,931

Interest recognized on deteriorated loans(1)	$1,681	$—	$3,185
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

	Percentage Ownership(1)	December 31, 2023	December 31, 2022
Seniors Housing Operating	10% to 95%	$1,248,774	$1,171,307
Triple-net	10% to 88%	147,679	111,812
Outpatient Medical	15% to 50%	240,078	216,671
Total		$1,636,531	$1,499,790
(1) As of December 31, 2023 and includes ownership of investments classified as liabilities and excludes ownership of in-substance real estate.
During the year ended December 31, 2023, we recognized $35,293,000 of impairment losses related to investments in unconsolidated entities in our Consolidated Statements of Comprehensive Income as income or loss from unconsolidated entities. No such impairment losses were recognized during the years ended December 31, 2022 or 2021.
Through June 30, 2023, we owned 34% of Sunrise Senior Living Management, Inc. ("Sunrise ManCo"), who provided comprehensive property management and accounting services with respect to certain of our Seniors Housing Operating properties operated by Sunrise. We pay Sunrise annual management fees pursuant to long-term management agreements. The majority of our management agreements have initial terms expiring in 2028, plus, if applicable, optional renewal periods ranging from an additional 3 to 15 years depending on the property. The management fees payable to Sunrise under the management agreements include a fee based on a percentage of revenues generated by the applicable properties plus, if applicable, positive or negative adjustments based on specified performance targets. For the period in which we owned Sunrise ManCo in 2023, we recognized management fees of $14,185,000 which are reflected within property operating expenses in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2022 and 2021, we recognized $27,660,000 and $37,052,000 of management fees, respectively. Prior to the sale of our interest in Sunrise ManCo, we recognized an impairment charge of $28,708,000 in income from unconsolidated entities on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2023, calculated as the excess of the carrying value of our investment in the management company compared to estimated sales proceeds for its sale.
At December 31, 2023, the aggregate unamortized basis difference of our joint venture investments of $144,144,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 24 properties as of December 31, 2023 for the development and construction of certain properties which are classified as in substance real estate investments and have a carrying value of $832,746,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810. VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments the arrangements have been classified as in substance real estate investments. We expect to fund an additional $195,763,000 related to these investments.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the year ended December 31, 2023, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Integra Healthcare Properties	147	$215,466	8%
Sunrise Senior Living(3)	88	150,801	6%
Cogir Management Corporation	120	112,571	4%
Avery Healthcare	84	100,017	4%
Oakmont Management Group	64	94,487	4%
Remaining portfolio	1,398	2,016,877	74%
Totals	1,901	$2,690,219	100%
(1) Integra Healthcare Properties is in our Triple-net segment. Sunrise Senior Living ("Sunrise"), Cogir Management Corporation and Oakmont Management Group are in our Seniors Housing Operating segment. Avery Healthcare is in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 30% of total NOI for the year ending December 31, 2022.
(3) For the year ended December 31, 2023, we recognized $793,920,000 of revenue from properties managed by Sunrise.
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
Concurrently with the above, Welltower and Integra Healthcare Properties ("Integra") entered into master leases for the skilled nursing portfolio, which were subsequently subleased to regional operators. Also in December 2022, we sold to Integra a 15% ownership interest in 54 of those skilled nursing facilities for approximately $73 million, with no gain recognized as the properties continue to be consolidated following the transaction. This transaction represents the initial tranche of the newly formed joint venture owned 85% by Welltower and 15% by Integra. In January 2023, Integra acquired a 15% interest in an additional 31 of the remaining 93 skilled nursing facilities for approximately $74 million.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At December 31, 2023, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at December 31, 2023) and a $3,000,000,000 tranche that matures on June 4, 2025 (none outstanding at December 31, 2023). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2023). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR rate at December 31, 2023. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at December 31, 2023.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at December 31, 2023).

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance outstanding at year end	$—	$—	$325,000
Maximum amount outstanding at any month end	$205,000	$1,565,000	$994,000
Average amount outstanding (total of daily principal balances
divided by days in period)	$16,233	$766,167	$384,418
Weighted-average interest rate (actual interest expense divided
by average borrowings outstanding)	5.05%	1.75%	0.33%

11. Senior Unsecured Notes and Secured Debt
At December 31, 2023, the annual principal payments due on debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2024	$1,350,000	$400,258	$1,750,258
2025	1,260,000	428,821	1,688,821
2026	700,000	155,500	855,500
2027(4,5)	1,916,604	210,091	2,126,695
2028(6)	2,485,865	107,546	2,593,411
Thereafter(7)	5,987,150	920,229	6,907,379
Total principal balance	$13,699,619	$2,222,445	$15,922,064
Unamortized discounts and premiums, net	(26,271)	—	(26,271)
Unamortized debt issuance costs, net	(72,812)	(20,237)	(93,049)
Fair value adjustments and other, net	(48,314)	(18,881)	(67,195)
Total carrying value of debt	$13,552,222	$2,183,327	$15,735,549
(1) Annual interest rates range from 2.05% to 7.02%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 4.05%, 4.06%, and 3.67%. as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
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
(3) Annual interest rates range from 1.25% to 8.13%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.76%, 4.33%, and 3.03% as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Gross real property value of the properties securing the debt totaled $5,511,479,000 at December 31, 2023.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $189,365,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2023). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (6.31% at December 31, 2023) and Canadian Dealer Offered Rate plus 0.85% (6.31% at December 31, 2023), respectively.
(5) Includes $300,000,000 of Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $227,239,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2023).
(6) Includes £550,000,000 of 4.80% senior unsecured notes due 2028 (approximately $700,865,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2023).
(7) Includes £500,000,000 of 4.50% senior unsecured notes due 2034 (approximately $637,150,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2023).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$12,584,529	$11,707,961	$11,509,533
Debt issued	1,035,000	1,050,000	1,750,000
Debt extinguished	—	—	(1,533,752)
Foreign currency	80,090	(173,432)	(17,820)
Ending balance	$13,699,619	$12,584,529	$11,707,961

In January 2024, we repaid our $400,000,000 4.5% senior unsecured notes at maturity.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028 (the "Exchangeable Notes" or the "Notes") unless earlier exchanged, purchased or redeemed. The Exchangeable Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year. The net proceeds from the offering of the Exchangeable Notes were approximately $1,011,780,000 after deducting the underwriting fees and other expenses. We recognized contractual interest expense on the Exchangeable Notes of approximately $18,184,000 for the year end December 31, 2023. Additionally, amortization of related issuance costs for the year end December 31, 2023 were $2,975,000. Unamortized issuance costs were $20,245,000 as of December 31, 2023.
Prior to the close of business on the business day immediately preceding November 15, 2027, the Notes are exchangeable at the option of the holders only upon certain circumstances and during certain periods, including upon a notice of redemption described below. On or after November 15, 2027, the Notes will be exchangeable at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. Welltower OP will settle exchanges of the Notes by delivering cash up to the principal amount of the Notes exchanged and, in respect of the remainder of the exchanged value, if any, in excess thereof, cash or shares of Welltower's common stock, or a combination thereof, at the election of Welltower OP. The exchange rate initially equals 10.4808 shares of common stock per $1,000 principal amount of Notes (equivalent to an exchange price of approximately $95.41 per share of common stock). The exchange rate is subject to adjustment upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest.
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
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$2,129,954	$2,202,312	$2,378,073
Debt issued	385,115	113,183	23,569
Debt assumed	428,578	328,096	—
Debt extinguished	(687,780)	(399,066)	(132,031)
Principal payments	(54,076)	(58,114)	(65,587)
Foreign currency	20,654	(56,457)	(1,712)
Ending balance	$2,222,445	$2,129,954	$2,202,312
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2023, we were in compliance in all material respects with all of the covenants under our debt agreements.

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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a fixed to floating swap in connection with our March 2022 senior note issuance. As of December 31, 2023, the carrying amount of the notes, exclusive of the hedge, is $545,872,000. The fair value of the swap as of December 31, 2023 was ($48,314,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
Cash flows from derivatives accounted for as a fair value or cash flow hedge are classified in the same category as the cash flows from the items being hedged in the Consolidated Statement of Cash Flows.
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
During the years ended December 31, 2023, 2022, and 2021 we settled certain net investment hedges generating cash proceeds of $29,553,000, $61,853,000 and $14,505,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
Equity Warrants
We received equity warrants through our lending activities further described in Note 7, which were accounted for as loan origination fees. The warrants provide us the right to participate in the capital appreciation of the underlying HC-One real estate portfolio above a designated price upon liquidation and contain net settlement terms qualifying as derivatives under ASC Topic 815. The warrants are classified within receivables and other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within gain (loss) on derivatives and financial instruments in our Consolidated Statements of Comprehensive Income.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	December 31, 2023	December 31, 2022
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$2,025,000	$1,075,000
Denominated in Pound Sterling	£1,660,708	£1,890,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S. Dollars(1)	$872,601	$25,000

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$550,000

Derivative instruments not designated:
Interest rate caps denominated in U.S. Dollars	$—	$26,137
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At December 31, 2023 the maximum maturity date was September 1, 2028.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
Description	Location	December 31, 2023	December 31, 2022	December 31, 2021
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$18,068	$28,894	$23,133
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(1,383)	$4,255	$(433)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$2,218	$(6,837)	$10,361
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(245,095)	$442,620	$79,702
13. Commitments and Contingencies
At December 31, 2023, we had 23 outstanding letter of credit obligations totaling $49,680,000 and expiring during 2024 and 2025. At December 31, 2023, we had outstanding construction in progress of $1,304,441,000 and were committed to providing additional funds of approximately $966,829,000 to complete construction. Additionally, at December 31, 2023, we had outstanding investments classified as in substance real estate of $832,746,000 and were committed to provide additional funds of $195,763,000 (see Note 8 for additional information). Purchase obligations include $969 million representing a definitive agreement to acquire 25 Seniors Housing Operating properties entered into in February 2024 (see Note 3 for additional information) and $39,387,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	December 31, 2023	December 31, 2022
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—
Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	566,001,632	492,283,488
Outstanding shares	564,241,181	490,508,937

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Common Stock
In August 2023, we entered into an equity distribution agreement whereby we can offer and sell up to $4,000,000,000 aggregate amount of our common stock ("ATM Program", as amended from time to time). The ATM Program also allows us to enter into forward sale agreements (none outstanding at December 31, 2023). As of December 31, 2023, we had $1,854,611,000 of remaining capacity under the ATM Program. Subsequent to December 31, 2023, we sold 5,046,308 shares of common stock under the ATM Program.
In November 2023, we issued 20,125,000 shares of common stock. The shares were sold pursuant to an underwriting agreement, dated as of November 6, 2023.
On May 1, 2020, our Board of Directors authorized a share repurchase program whereby we may repurchase up to $1 billion of common stock through December 31, 2021. On November 7, 2022, our Board of Directors approved a follow-on share repurchase program for up to $3 billion of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock during the years ended December 31, 2023, 2022, and 2021.
The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2021 Option exercises	338	$56.21	$19	$19
2021 ATM Program issuances	29,667,348	80.41	2,385,683	2,348,182
2021 Stock incentive plans, net of forfeitures	171,189		—	—
2021 Totals	29,838,875		$2,385,702	$2,348,201

2022 Option exercises	2,433	$67.00	$163	$163
2022 ATM Program issuances	43,092,888	86.23	3,715,971	3,667,691
2022 Redemption of OP Units and DownREIT Units	5,498		—	—
2022 Stock incentive plans, net of forfeitures	168,641		—	—
2022 Totals	43,269,460		$3,716,134	$3,667,854

2023 Option exercises	3,541	$78.23	$277	$277
2023 ATM Program issuances	53,300,874	80.92	4,313,007	4,290,766
2023 Equity issuance	20,125,000	88.06	1,772,216	1,719,086
2023 Redemption of OP Units and DownREIT Units	335,562		—	—
2023 Stock incentive plans, net of forfeitures	(32,733)		—	—
2023 Totals	73,732,244		$6,085,500	$6,010,129
Dividends
Please refer to Note 19 for information related to federal income tax of dividends. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Common stock	$2.44	$1,259,676	$2.44	$1,133,182	$2.44	$1,037,194
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income/(loss) for the periods presented (in thousands):

	December 31, 2023	December 31, 2022
Foreign currency translation	$(913,675)	$(1,115,317)
Derivative and financial instruments designated as hedges	750,515	995,610
Total accumulated other comprehensive income (loss)	$(163,160)	$(119,707)

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under our long-term incentive plan, certain restricted stock awards are market, performance and time-based. For market and performance based awards, we will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return and operating performance metrics, measured in each case over a measurement period of three to four years. Performance based awards vest after the end of the performance periods. The expected term represents the period from the grant date to the end of the performance period. Compensation expense for performance based awards is measured based on the probability of achievement of certain performance goals and is recognized over the performance period. For the portion of the grant for which the award is determined by the operating performance metrics, the compensation cost is based on the grant date closing price and management’s estimate of corporate achievement of the financial metrics. If the estimated number of performance based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates. For the portion of the grant determined by the total shareholder return ("TSR"), management used a Monte Carlo model to assess the fair value and compensation cost. For time based awards, the fair value of the restricted stock is equal to the market price of the Company’s common stock on the date of grant and is amortized over the vesting periods. For purposes of measuring stock-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were deemed necessary for the years ended December 31, 2023, 2022, or 2021. Forfeitures are accounted for as they occur.
The following table summarizes compensation expense recognized for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$2,741	$2,378	$1,088
Restricted stock units	34,458	23,771	16,724
Total compensation expense	$37,199	$26,149	$17,812
Stock Options
The following is a summary of time-based stock option activity in 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000's)
Outstanding as of December 31, 2022	551,515	$75.82
Options granted	93,674	75.50
Options exercised	(5,189)	79.82
Options forfeited	(3,740)	77.77
Outstanding as of December 31, 2023	636,260	$75.73	7.8	$9,190

Exercisable as of December 31, 2023	210,262	$72.72	7.4	$7,817
We used the Black-Scholes option pricing model to determine the grant date fair value of time-based options. The weighted-average assumptions used are as follows:

2023
Dividend yield	3.20%
Estimated volatility(1)	34.82%
Risk free rate	4.12%
Expected life of options	4.8
Estimated fair value	$20.55
(1) Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, there was $4,895,000 of total unrecognized compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted-average period of two years.
During December 2021, we granted performance-based stock options. The grant date fair value of $20.31 was estimated on the date of grant using the Black-Scholes option pricing model. These options have a performance condition based on a Funds From Operations goal measured over the performance period of January 1, 2022 to December 31, 2024. These awards vest over two years after the end of the performance period, with a portion vesting immediately at the end of the performance period. Compensation expense is measured based on the probability of achievement of the performance goal and is recognized over both the performance period and vesting period. At December 31, 2022 and December 31, 2023, the performance goal was not probable of being achieved. The following is a summary of performance-based stock option activity as of December 31, 2023:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	825,216	$83.44
Options forfeited	(10,095)	83.44
Outstanding as of December 31, 2023	815,121	$83.44
Restricted Stock
During January 2022, we granted performance-based restricted stock awards under the terms of an Out Performance Program ("OPP"). The grant date fair value was estimated on the date of grant using a Monte Carlo model. These awards have performance conditions based on a Funds From Operations goal and absolute and relative TSR goals measured over the performance period of January 1, 2022 to December 31, 2025. These awards vest after the end of the performance period. Compensation expense is measured based on the probability of achievement of the performance goals and is recognized over the performance period. At December 31, 2022 and December 31, 2023, the performance goals were not probable of being achieved. The following is a summary of our non-vested OPP restricted stock activity as of December 31, 2023:

	Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	936,915	$27.60
Forfeited or expired	(4,690)	27.60
Non-vested at December 31, 2023	932,225	$27.60

The following is a summary of the status of our non-vested restricted stock (including market, performance and time-based awards, and excluding OPP awards) as of December 31, 2023:

	Restricted Stock
	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2022	803,327	$84.78
Vested	(255,514)	82.40
Granted	414,177	97.20
Change in awards based on performance(1)	798,065	106.59
Forfeited or expired	(14,040)	87.80
Non-vested at December 31, 2023	1,746,015	$98.03
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
We used a Monte Carlo model to assess the compensation cost associated with the portion of the market awards granted for which achievement will be determined using total shareholder return measures. The model also considers a post-vesting holding period. The weighted-average assumptions used are as follows:

2023
Dividend yield	3.20%
Estimated volatility over the life of the plan(1)	27.33% - 39.02%
Risk free rate	4.44% - 5.08%
Estimated market based performance award value based on total shareholder return measure	$118.87
(1) Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2023, there was $40,721,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted-average period of two years.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator for basic earnings per share - net income attributable to common stockholders	$340,094	$141,214	$336,138
Adjustment for net income (loss) attributable to OP Units and DownREIT Units	(303)	165	(3,020)
Numerator for diluted earnings per share	$339,791	$141,379	$333,118

Denominator for basic earnings per share - weighted average shares	515,629	462,185	424,976
Effect of dilutive securities:
Employee stock options	32	20	—
Non-vested restricted shares and units	1,031	1,058	447
OP Units and DownREIT Units	1,983	1,865	1,396
Employee stock purchase program	26	30	22
Dilutive potential common shares	3,072	2,973	1,865
Denominator for diluted earnings per share - adjusted weighted average shares	518,701	465,158	426,841

Basic earnings per share	$0.66	$0.31	$0.79
Diluted earnings per share	$0.66	$0.30	$0.78
As of December 31, 2021, outstanding forward sales agreements for the sale of 5,187,250 shares were not included in the computation of diluted earnings per share because such forward sales were anti-dilutive for the period. There were no outstanding forward sale agreements as of December 31, 2023 or December 31, 2022. Employee stock options were anti-dilutive for 2021.
The Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the year ended December 31, 2023.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Foreign Currency Forward Contracts, Interest Rate Swaps and Cross Currency Swaps — Foreign currency forward contracts, interest rate swaps and cross currency swaps are recorded in other assets or other liabilities on the balance sheet at fair value that is derived from Level 2 observable market data, including yield curves and foreign exchange rates.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Mortgage loans receivable	$1,043,252	$1,105,260	$697,906	$739,159
Other real estate loans receivable	318,335	319,905	192,938	190,977
Cash and cash equivalents	1,993,646	1,993,646	631,681	631,681
Restricted cash	82,437	82,437	90,611	90,611
Non-real estate loans receivable	330,119	312,985	289,168	277,601
Foreign currency forward contracts, interest rate swaps and cross currency swaps	37,118	37,118	191,357	191,357
Equity warrants	35,772	35,772	30,436	30,436

Financial liabilities:
Senior unsecured notes	$13,552,222	$13,249,247	$12,437,273	$11,381,873
Secured debt	2,183,327	2,144,059	2,110,815	2,054,889
Foreign currency forward contracts, interest rate swaps and cross currency swaps	96,023	96,023	55,727	55,727

Redeemable DownREIT Unitholder interests	$77,928	$77,928	$75,355	$75,355
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

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Equity warrants	$35,772	$—	$—	$35,772
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(58,905)	—	(58,905)	—
Totals	$(23,133)	$—	$(58,905)	$35,772
(1) Please see Note 12 for additional information.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the years presented (in thousands):

	Years Ended
	December 31, 2023	December 31, 2022
Beginning balance	$30,436	$41,909
Warrants acquired	1,202	—
Mark-to-market adjustment	2,218	(6,837)
Foreign currency	1,916	(4,636)
Ending balance	$35,772	$30,436
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 10.0% and 10.5% at year end December 31, 2023 and 2022, respectively.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) during the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

Year Ended December 31, 2023:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$4,753,804	$—	$—	$—	$4,753,804
Rental income	—	814,751	741,322	—	1,556,073
Interest income	10,096	157,592	666	—	168,354
Other income	9,743	70,986	9,167	69,868	159,764
Total revenues	4,773,643	1,043,329	751,155	69,868	6,637,995

Property operating expenses	3,655,508	42,194	231,956	18,118	3,947,776
Consolidated net operating income (loss)	1,118,135	1,001,135	519,199	51,750	2,690,219

Depreciation and amortization	906,771	231,028	263,302	—	1,401,101
Interest expense	56,509	(65)	10,543	540,859	607,846
General and administrative expenses	—	—	—	179,091	179,091
Loss (gain) on derivatives and financial instruments, net	—	(2,120)	—	—	(2,120)
Loss (gain) on extinguishment of debt, net	—	—	7	—	7
Provision for loan losses, net	3,197	6,348	264	—	9,809
Impairment of assets	24,999	11,098	—	—	36,097
Other expenses	96,972	5,060	2,289	4,020	108,341
Income (loss) from continuing operations before income taxes and other items	29,687	749,786	242,794	(672,220)	350,047
Income tax (expense) benefit	—	—	—	(6,364)	(6,364)
Income (loss) from unconsolidated entities	(69,835)	16,700	(307)	—	(53,442)
Gain (loss) on real estate dispositions, net	68,290	259	(651)	—	67,898
Income (loss) from continuing operations	28,142	766,745	241,836	(678,584)	358,139
Net income (loss)	$28,142	$766,745	$241,836	$(678,584)	$358,139

Total assets	$24,857,722	$9,985,952	$7,353,819	$1,814,673	$44,012,166

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2022:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$4,173,711	$—	$—	$—	$4,173,711
Rental income	—	782,329	669,457	—	1,451,786
Interest income	7,867	142,402	302	—	150,571
Other income	63,839	6,776	8,998	4,934	84,547
Total revenues	4,245,417	931,507	678,757	4,934	5,860,615

Property operating expenses	3,292,045	44,483	205,997	16,245	3,558,770
Consolidated net operating income (loss)	953,372	887,024	472,760	(11,311)	2,301,845

Depreciation and amortization	854,800	215,887	239,681	—	1,310,368
Interest expense	34,833	963	18,078	475,645	529,519
General and administrative expenses	—	—	—	150,390	150,390
Loss (gain) on derivatives and financial instruments, net	—	8,334	—	—	8,334
Loss (gain) on extinguishment of debt, net	386	80	15	199	680
Provision for loan losses, net	1,039	9,289	(8)	—	10,320
Impairment of assets	13,146	3,595	761	—	17,502
Other expenses	66,026	13,043	2,537	20,064	101,670
Income (loss) from continuing operations before income taxes and other items	(16,858)	635,833	211,696	(657,609)	173,062
Income tax (expense) benefit	—	—	—	(7,247)	(7,247)
Income (loss) from unconsolidated entities	(53,318)	34,495	(2,467)	—	(21,290)
Gain (loss) on real estate dispositions, net	5,794	16,648	(6,399)	—	16,043
Income (loss) from continuing operations	(64,382)	686,976	202,830	(664,856)	160,568
Net income (loss)	$(64,382)	$686,976	$202,830	$(664,856)	$160,568

Total assets	$22,000,732	$8,619,314	$6,614,887	$658,300	$37,893,233

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2021:	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$3,197,223	$—	$—	$—	$3,197,223
Rental income	—	761,441	613,254	—	1,374,695
Interest income	4,231	124,540	8,792	—	137,563
Other income	11,796	4,603	13,243	2,992	32,634
Total revenues	3,213,250	890,584	635,289	2,992	4,742,115

Property operating expenses	2,529,344	49,462	186,939	8,817	2,774,562
Consolidated net operating income (loss)	683,906	841,122	448,350	(5,825)	1,967,553

Depreciation and amortization	593,565	220,699	223,302	—	1,037,566
Interest expense	39,327	6,376	17,506	426,644	489,853
General and administrative expenses	—	—	—	126,727	126,727
Loss (gain) on derivatives and financial instruments, net	—	(7,333)	—	—	(7,333)
Loss (gain) on extinguishment of debt, net	(2,628)	—	(4)	52,506	49,874
Provision for loan losses, net	394	10,339	(3,463)	—	7,270
Impairment of assets	22,317	26,579	2,211	—	51,107
Other expenses	27,132	4,189	2,523	7,895	41,739
Income (loss) from continuing operations before income taxes and other items	3,799	580,273	206,275	(619,597)	170,750
Income tax (expense) benefit	—	—	—	(8,713)	(8,713)
Income (loss) from unconsolidated entities	(39,225)	20,687	(4,395)	—	(22,933)
Gain (loss) on real estate dispositions, net	6,146	135,881	93,348	—	235,375
Income (loss) from continuing operations	(29,280)	736,841	295,228	(628,310)	374,479
Net income (loss)	$(29,280)	$736,841	$295,228	$(628,310)	$374,479
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
Revenues:	Amount	%	Amount	%	Amount	%
United States	$5,521,933	83.2%	$4,843,417	82.6%	$3,766,707	79.4%
United Kingdom	606,750	9.1%	558,308	9.5%	552,650	11.7%
Canada	509,312	7.7%	458,890	7.9%	422,758	8.9%
Total	$6,637,995	100.0%	$5,860,615	100.0%	$4,742,115	100.0%

	Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
Resident fees and services:	Amount	%	Amount	%	Amount	%
United States	$3,811,915	80.2%	$3,325,466	79.7%	$2,389,257	74.7%
United Kingdom	447,219	9.4%	401,195	9.6%	396,610	12.4%
Canada	494,670	10.4%	447,050	10.7%	411,356	12.9%
Total	$4,753,804	100.0%	$4,173,711	100.0%	$3,197,223	100.0%

	As of
	December 31, 2023		December 31, 2022
Assets:	Amount	%	Amount	%
United States	$36,929,186	83.9%	$31,740,907	83.8%
United Kingdom	3,587,230	8.2%	3,476,793	9.2%
Canada	3,495,750	7.9%	2,675,533	7.0%
Total	$44,012,166	100.0%	$37,893,233	100.0%

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
Cash distributions paid to common stockholders, for federal income tax purposes, are as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Per share:
Ordinary dividend(1)	$1.6719	$2.4400	$1.4828
Long-term capital gain/(loss)(2)	0.1159	—	0.8371
Return of capital	0.6522	—	0.1201
Totals	$2.4400	$2.4400	$2.4400
(1) For the years ended December 31, 2023, 2022 and 2021, includes Section 199A dividends of $1.6719, $2.4400 and $1.4828 respectively.
(2) For the years ended December 31, 2023, 2022 and 2021, includes Unrecaptured Section 1250 Gains of $0.0150, $0.0000 and $0.4523, respectively.

Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax expense	$8,840	$18,289	$10,199
Deferred tax benefit	(2,476)	(11,042)	(1,486)
Income tax expense (benefit)	$6,364	$7,247	$8,713
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2023, as a result of ownership of investments in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.
The provision for income taxes for the year ended December 31, 2023 primarily relates to state taxes, foreign taxes, and taxes based on income generated by entities that are structured as TRSs. For the tax years ended December 31, 2023, 2022 and 2021, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was $5,938,000, $5,222,000 and $6,787,000, respectively.
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2023, 2022 and 2021, to the income tax expense/(benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$76,547	$35,241	$80,470
Increase (decrease) in valuation allowance(1)	35,515	30,237	19,383
Tax at statutory rate on earnings not subject to federal income taxes	(141,044)	(75,729)	(117,931)
Foreign permanent depreciation	2,103	2,033	1,449
Other differences	33,243	15,465	25,342
Totals	$6,364	$7,247	$8,713
(1) Excluding purchase price accounting.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset/(liability) attributes, are summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(40,336)	$(39,212)	$(32,616)
Operating loss and interest deduction carryforwards	323,852	254,852	247,015
Expense accruals and other	64,970	94,999	53,367
Valuation allowances	(330,073)	(294,558)	(264,321)
Net deferred tax assets (liabilities)	$18,413	$16,081	$3,445
On the basis of the evaluations performed as required by the codification, valuation allowances totaling $330,073,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth). The valuation allowance rollforward is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$294,558	$264,321	$244,938
Expense (benefit)	35,515	30,237	19,383
Ending balance	$330,073	$294,558	$264,321
As a REIT, we are subject to certain corporate level taxes for any related asset dispositions that may occur during the five-year period immediately after such assets were owned by a C corporation (“built-in gains tax”). The amount of income potentially subject to this special corporate level tax is generally equal to the lesser of (i) the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset, or (ii) the actual amount of gain. Some but not all gains recognized during this period of time could be offset by available net operating losses and capital loss carryforwards.
Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2020 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business. We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2019. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2019 related to entities acquired or formed in connection with acquisitions, and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2017 related to entities acquired or formed in connection with acquisitions.
At December 31, 2023, we had a net operating loss (“NOL”) carryforward related to the REIT of $358,461,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards generated through December 31, 2019 will expire through 2039. Beginning with the tax years after December 31, 2017, the law eliminates the NOL carryback period for REITs, replaces the 20-year NOL carryforward period with an indefinite carryforward period and, with respect to tax years beginning after 2020, limits the use of NOLs to 80% of taxable income.
At December 31, 2023 and 2022, we had an NOL carryforward related to Canadian entities of $467,804,000 and $368,979,000 respectively. These Canadian losses have a 20-year carryforward period. At December 31, 2023 and 2022, we had an NOL carryforward related to U.K. entities of $218,258,000 and $184,779,000 respectively. These U.K. losses do not have a finite carryforward period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Variable Interest Entities
We have entered into joint ventures and have certain subsidiaries that are either wholly owned by us or by consolidated joint ventures which own real estate investments and are deemed to be VIEs. Our VIEs primarily hold real estate assets within our Seniors Housing Operating and Triple-net portfolios, the nature and risk of which are consistent with our overall portfolio. We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the entities and the rights to receive residual returns or the obligation to absorb losses arising from the entities. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties. Accordingly, such entities have been consolidated, and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	December 31, 2023	December 31, 2022
Assets:
Net real estate investments	$3,277,741	$1,499,078
Cash and cash equivalents	19,529	15,582
Receivables and other assets	43,513	9,949
Total assets(1)	$3,340,783	$1,524,609
Liabilities and equity:
Secured debt	$76,507	$155,992
Lease liabilities	2,539	1,329
Accrued expenses and other liabilities	13,850	28,417
Total equity	3,247,887	1,338,871
Total liabilities and equity	$3,340,783	$1,524,609
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and VIE's creditors do not have recourse to Welltower.
We recognized revenues from consolidated VIEs in the aggregate of $253,989,000, $48,347,000 and $40,251,000 for the years ending December 31, 2023, 2022 and 2021.
In addition, we have certain entities that qualify as unconsolidated VIEs including borrowers of loans receivable and in substance real estate investments. Our maximum exposure on these entities is limited to the net carrying value of the investments. Refer to Note 7 and Note 8 for additional details.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.
Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2023.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) that occurred during the fourth quarter of the one-year period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Welltower Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Welltower Inc. and subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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
February 15, 2024

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2023 Annual Meeting of Stockholders.
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
Item 11. Executive Compensation
The information required under Item 11 is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2023 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2023 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required under Item 13 is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2023 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required under Item 14 is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2023 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     1. Our Consolidated Financial Statements are included in Part II, Item 8:
2. The following Financial Statement Schedules are included beginning on page 127
III – Real Estate and Accumulated Depreciation
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

2.1    Agreement and Plan of Merger, dated March 7, 2022, by and among Welltower Inc., the Company and WELL Merger Holdco Sub Inc. (filed with the Commission as Exhibit 2.1 to the Company's Form 8-K filed March 7, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
3.1    Amended and Restated Certificate of Incorporation of the Company (filed with the Commission as Exhibit 3.1 to the Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
3.2    Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Form 8-K filed on November 30, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
3.4    Limited Liability Company Agreement of Welltower OP LLC, dated as of May 24, 2022 (filed with the Commission as Exhibit 3.2 to the Company's Form 8-K filed May 25, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
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
4.1(v)    Supplemental Indenture No. 23, dated as of April 1, 2022, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
4.2    Indenture, dated May 11, 2023, among Welltower OP LLC, as issuer, the Company, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed May 11, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
4.3    Form of Indenture for Senior Debt Securities, among the Company, as issuer, Welltower OP Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company’s Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).

4.4    Form of Indenture for Senior Subordinated Debt Securities, among the Company, as issuer, Welltower OP Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.2 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.5    Form of Indenture for Junior Subordinated Debt Securities, among the Company, as issuer, Welltower OP Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.3 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.6    Form of Indenture for Senior Debt Securities, among Welltower OP Inc, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.5 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.7    Form of Indenture for Senior Subordinated Debt Securities, among Welltower OP Inc., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit

4.6 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.8    Form of Indenture for Junior Subordinated Debt Securities, among Welltower OP Inc., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.7 to the Company's Form S-3 filed April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.9(a)    Indenture, dated as of November 25, 2015, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.5(a) to the Company’s Form 10-K filed February 18, 2016 (File No. 001-08923), and incorporated herein by reference thereto).
4.9(b)    Second Supplemental Indenture, dated as of December 20, 2019, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.4(c) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
4.10    Description of Securities of the Registrant.
10.1(a)    Credit Agreement, dated as of June 4, 2021, by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc. and JPMorgan Chase Bank, N.A., as joint book runners; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Wells Fargo Bank, N.A., MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Bank, N.A., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Capital One, National Association, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, TD Bank, NA, Truist Bank and Bank of Montreal, as co-senior managing agents and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent. (filed with the Commission as Exhibit 10.1 to the Company’s 8-K filed June 8, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(b)    Consent and Amendment No. 1 to Credit Agreement, dated April 1, 2022, by and among the Company, Welltower OP Inc., the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the Commission as Exhibit 10.1 to Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(c)     Amendment No. 2 to Credit Agreement, dated June 15, 2022, by and among the Company, Welltower OP LLC, the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed June 16, 2022 (File No. 001-08923), and incorporated by reference herein).
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

10.4(e)    Form of 2021 Special Stock Option Award Agreement for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4(e) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto)*
10.5(a)    Welltower Inc. 2020-2022 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(a) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.5(b)     Form of Restricted Stock Unit Award Agreement under the 2020-2022 Long-Term Incentive Program (filed with the Commission as Exhibit 10.14(b) to the Company's Form 10-K filed February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6    Executive Employment Agreement, dated May 19, 2021, between the Company and Shankh Mitra (filed with the Commission as Exhibit 99.1 to the Company's Form 8-K filed May 19, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7    Employment Offer Letter, dated May 20, 2021, between the Company and John F. Burkart (filed with the Commission as Exhibit 10.3 to the Company's Form 10-Q filed July 30, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8    Welltower Inc. Nonqualified Deferred Compensation Plan Amended and Restated Effective January 1, 2022 (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed November 5, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9    Welltower Inc. 2021-2023 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(a) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10 Form of Long-Term Incentive Program Award Agreement under the 2021-2023 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(b) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(a)    Welltower Inc. 2022-2024 Long-Term Incentive Program (filed with the Commission as Exhibit 10.18(a) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(b)    Form of Long-Term Incentive Program Award Agreement under the 2022-2024 Long-Term Incentive Program (filed with the Commission as Exhibit 10.18(b) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(a)    2022 Outperformance Program (filed with the Commission as Exhibit 10.19(a) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(b)    Form of Outperformance Program Award Agreement under the 2022 Outperformance Program (filed with the Commission as Exhibit 10.19(b) to the Company's Form 10-K filed February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(a)    Welltower Inc. 2022 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(b) Form of Welltower Inc. 2022 Long-Term Incentive Plan Other Stock Unit Award Agreement (filed with the Commission as Exhibit 10.16(b) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(c) Form of Welltower Inc. Restricted Stock Unit Grant Agreement (Non-Employee Directors) (filed with the Commission as Exhibit 10.17(m) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(d)    Form of Welltower Inc. Restricted Stock Unit Grant Agreement (Employees).*
10.14(a)    Form of Welltower Inc. 2023-2025 Long-Term Incentive Program (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed May 3, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(b)    Form of Welltower Inc. 2023-2025 Long-Term Incentive Program Award Agreement (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed May 3, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*

10.15    Welltower Inc. 2022 Employee Stock Purchase Plan (filed with the Commission as Exhibit 10.3 to the Form 8-K12B filed April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(a) Welltower OP LLC Profits Interests Plan (filed with the Commission as Exhibit 10.17(a) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(b) Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (LTIP Exchange Equity Award) (filed with the Commission as Exhibit 10.17(b) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(c) Form of Welltower OP LLC Profits Interests Plan Performance LTIP Unit Agreement (LTIP Exchange Equity Award) (filed with the Commission as Exhibit 10.17(c) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(d) Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (Option Unit Replacement Equity Award) (filed with the Commission as Exhibit 10.17(d) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(e) Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (Option Unit Replacement Equity Award for 2021 Special Stock Option Grant) (filed with the Commission as Exhibit 10.17(e) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(f) Form of Welltower OP LLC Profits Interests Plan Outperformance LTIP Unit Agreement (Outperformance Exchange Equity Award) (filed with the Commission as Exhibit 10.17(f) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(g) Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (LTIP Exchange Equity Award) (Non-Employee Directors) (filed with the Commission as Exhibit 10.17(g) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(h) Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (filed with the Commission as Exhibit 10.17(h) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(i)     Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (Non-Employee Directors) (filed with the Commission as Exhibit 10.17(i) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(j) Form of Welltower OP LLC Profits Interests Plan Performance LTIP Unit Agreement (filed with the Commission as Exhibit 10.17(j) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(k) Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (filed with the Commission as Exhibit 10.17(k) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(l) Form of Welltower OP LLC Profits Interest Plan Vested Deferred LTIP Unit Agreement (Non-Employee Director) (filed with the Commission as Exhibit 10.17(n) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.17    Form of Accrued Dividend Cash Award Agreement (filed with the Commission as Exhibit 10.17(l) to the Company's Form 10-K filed February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.18    Equity Distribution Agreement, dated as of August 1, 2023, among Welltower Inc., Welltower OP LLC, the sales agents and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company's Form 8-K filed August 1, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
10.19    Registration Rights Agreement, dated as of May 11, 2023, by and among Welltower OP LLC, Welltower Inc. and the initial purchasers party thereto (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed May 11, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
21          Subsidiaries of the Company.

22    List of Subsidiary Issuers and Guaranteed Securities (filed with the Commission as Exhibit 22 to the Company's Form 10-Q filed October 31, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
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
31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1        Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2        Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
97      Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement.
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
101.CAL   Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB   Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document
104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

*	Management Contract or Compensatory Plan or Arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 15, 2024
WELLTOWER INC.
By: /s/  Shankh Mitra
Shankh Mitra,
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 15, 2024 by the following persons on behalf of the Registrant and in the capacities indicated.

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

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Adderbury, UK	$—	$2,144	$12,549	$276	$2,142	$12,827	$2,528	2015	2017	Banbury Road
Adrian, MI	—	1,171	4,785	344	1,171	5,129	675	2022	2015	2625 N Adrian Highway
Aiken, SC	—	2,256	21,496	1,273	2,256	22,769	166	2023	2018	530 Benton House Way
Albertville, AL	—	170	6,203	2,787	176	8,984	3,296	2010	1999	151 Woodham Drive
Alexandria, VA	—	8,280	50,914	606	8,280	51,520	7,986	2016	2018	5550 Cardinal Place
Alexandria, VA	—	—	—	60,687	8,700	51,987	1,829	2018	2021	400 N Washington Street
Alexandria, VA	—	12,168	21,210	4,556	12,225	25,709	9,374	2021	1972	5100 Fillmore Avenue
Allegan, MI	—	858	6,252	98	858	6,350	442	2022	2008	620 Ely Street
Altrincham, UK	—	4,244	25,187	2,419	4,374	27,476	9,425	2012	2009	295 Hale Road
Amarillo, TX	—	719	11,591	667	756	12,221	2,202	2021	1985	4707 Bell Street
Ames, IA	—	330	8,870	2,562	330	11,432	3,297	2010	1999	1325 Coconino Road
Amherst, NY	10,148	1,233	11,429	—	1,233	11,429	2,406	2019	2013	1880 Sweet Home Road
Amherstview, ON	—	473	4,446	707	509	5,117	1,670	2015	1974	4567 Bath Road
Anderson, SC	—	710	6,290	2,715	866	8,849	5,639	2003	1986	311 Simpson Road
Anjou, QC	14,670	14,451	60,572	13,663	14,831	73,855	8,543	2022	2005	6923 Boulevard des Galeries d'Anjou
Ankeny, IA	—	1,129	10,270	432	1,164	10,667	2,482	2016	2012	1275 SW State Street
Ankeny, IA	—	2,518	13,350	1,364	2,535	14,697	1,693	2022	2018	1225 SW 28th Street
Apple Valley, CA	—	480	16,639	7,021	486	23,654	8,178	2010	1999	11825 Apple Valley Road
Arlington, TX	—	1,660	37,395	7,742	1,660	45,137	16,944	2012	2000	1250 W Pioneer Parkway
Arlington, TX	—	894	13,003	1,041	1,021	13,917	1,782	2021	1996	2315 Little Road
Arlington, VA	—	8,385	31,198	18,179	8,393	49,369	21,998	2017	1992	900 N Taylor Street
Arlington, VA	—	—	—	8,631	77	8,554	2,123	2018	1992	900 N Taylor Street
Arnprior, ON	—	788	6,283	952	834	7,189	2,553	2013	1991	15 Arthur Street
Atlanta, GA	—	2,058	14,914	6,408	2,080	21,300	14,700	1997	1999	1460 S Johnson Ferry Road
Atlanta, GA	—	2,100	20,603	2,993	2,206	23,490	7,616	2014	2000	1000 Lenox Park Boulevard NE
Auburn, NY	9,591	1,176	14,371	810	1,183	15,174	1,398	2022	2014	138 Standart Avenue
Augusta, GA	—	1,590	15,228	1,067	1,590	16,295	127	2023	2015	204 Frazier Court
Austin, TX	—	880	9,520	5,334	885	14,849	8,277	1999	1998	12429 Scofield Farms Drive
Austin, TX	—	1,560	21,413	1,445	1,574	22,844	6,351	2014	2013	11330 Farrah Lane
Austin, TX	—	4,200	74,850	3,393	4,200	78,243	19,258	2015	2014	4310 Bee Caves Road
Austin, TX	—	4,832	20,631	1,530	4,877	22,116	4,159	2021	1989	11279 Taylor Draper Lane
Avon, IN	—	1,830	14,470	4,369	1,830	18,839	5,669	2010	2004	182 S County Road 550e
Bagshot, UK	—	4,960	29,881	6,548	5,123	36,266	14,575	2012	2009	14 - 16 London Road
Baie - Comeau, QC	—	2,863	25,343	6,991	2,863	32,334	2,279	2023	2009	1401 Boul. Jolliet
Bakersfield, CA	—	—	—	22,491	2,822	19,669	2,432	2021	2015	4301 Buena Vista Road
Bakersfield, CA	—	1,127	15,126	945	1,146	16,052	2,267	2021	1988	3201 Columbus
Ballston Spa, NY	—	5,540	17,901	324	5,565	18,200	1,969	2020	2019	2000 Carlton Hollow Way

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Barnet, UK	—	19,777	39,598	4,660	20,867	43,168	2,298	2019	2022	Wood Street
Bartlesville, OK	—	2,339	12,001	239	2,377	12,202	2,408	2021	2000	2633 SE Mission Drive
Basingstoke, UK	—	3,420	18,853	1,583	3,532	20,324	5,612	2014	2012	Grove Road
Basking Ridge, NJ	—	2,356	37,710	3,309	2,410	40,965	13,362	2013	2002	404 King George Road
Bassett, UK	—	4,874	32,304	9,488	5,034	41,632	18,015	2013	2006	111 Burgess Road
Bath, UK	—	2,696	11,876	425	2,689	12,308	2,429	2015	2017	Clarks Way, Rush Hill
Baton Rouge, LA	12,930	790	29,436	2,247	939	31,534	10,418	2013	2009	9351 Siegen Lane
Baton Rouge, LA	—	1,605	6,717	554	1,693	7,183	1,042	2021	1989	8680 Jefferson Highway
Baton Rouge, LA	—	3,241	23,330	2,420	3,241	25,750	188	2023	2019	9394 Siegen Lane
Bay City, MI	—	1,225	6,424	564	1,243	6,970	950	2022	2013	3932 Monitor Road
Beaconsfield, UK	—	5,566	50,952	3,356	5,749	54,125	17,713	2013	2009	30-34 Station Road
Beaconsfield, QC	—	1,149	17,484	902	1,265	18,270	6,564	2013	2008	505 Elm Avenue
Beaver, PA	—	1,189	13,240	197	1,197	13,429	653	2020	2022	1195 Western Avenue
Beavercreek, OH	6,184	1,007	11,274	—	1,007	11,274	1,599	2019	2020	2475 Lillian Lane
Beckenham, UK	—	1,156	27,194	27,955	20,665	35,640	2,578	2019	2021	2 Roman Way
Bedford, NH	18,357	3,565	29,929	1,756	3,565	31,685	2,852	2022	2017	43 Technology Drive
Bee Cave, TX	—	1,820	21,084	1,047	1,838	22,113	5,191	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	—	2,800	19,004	4,015	2,816	23,003	8,727	2013	1998	15928 NE 8th Street
Bellevue, WA	—	—	—	42,227	6,345	35,882	1,211	2019	2022	15241 NE 20th Street
Bellevue, WA	—	6,307	9,632	3,116	6,396	12,659	1,569	2021	1990	13350 SE 26th Street
Bellevue, WA	—	20,170	44,232	—	20,170	44,232	10,498	2021	1986	919 109th Avenue NE
Bellingham, WA	—	1,500	19,861	4,864	1,507	24,718	9,066	2010	1996	4415 Columbine Drive
Bellingham, WA	—	1,290	16,292	1,766	1,290	18,058	3,060	2020	1999	848 W Orchard Drive
Belmont, CA	—	—	35,300	2,898	188	38,010	13,325	2013	2002	1010 Alameda de Las Pulgas
Berea, OH	—	1,658	12,791	103	1,658	12,894	840	2020	2022	45 Sheldon Road
Bethel Park, PA	14,721	1,666	12,977	—	1,666	12,977	2,334	2019	2019	631 McMurray Road
Bethel Park, PA	—	3,476	12,787	2,307	3,477	15,093	2,204	2021	1998	2960 Bethel Church Road
Bethesda, MD	—	—	45,309	2,889	3	48,195	15,617	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	—	69,988	3,520	66,468	8,427	2016	2018	4925 Battery Lane
Bethesda, MD	—	—	—	1,860	—	1,860	753	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	—	1,319	—	1,319	970	2013	2009	8300 Burdett Road
Beverly, MA	—	5,879	10,378	20,000	5,879	30,378	839	2021	1874	3 Essex Street
Birmingham, MI	—	3,110	21,512	2,526	3,110	24,038	258	2023	2018	2400 E Lincoln Street
Birmingham, UK	—	—	—	15,488	1,529	13,959	2,838	2015	2016	47 Bristol Road S
Birmingham, UK	—	—	—	19,341	69	19,272	4,839	2013	2006	5 Church Road, Edgbaston
Blainville, QC	—	2,077	8,902	1,893	2,275	10,597	3,799	2013	2008	50 Des Chateaux Boulevard
Bloomfield Hills, MI	—	2,000	35,662	1,931	2,204	37,389	12,307	2013	2009	6790 Telegraph Road
Blue Springs, MO	—	3,995	31,501	2,532	3,995	34,033	506	2023	2015	550 NE Napoleon Drive
Boca Raton, FL	32,270	6,565	111,247	42,310	7,033	153,089	41,632	2018	1994	6343 Via De Sonrise Del Sur
Boise, ID	—	1,391	16,067	6,528	2,224	21,762	5,180	2019	1999	10250 W Smoke Ranch Drive
Boise, ID	—	1,625	10,468	224	1,626	10,691	1,765	2021	1984	7250 Poplar Street
Bolingbrook, MI	—	3,568	25,211	3,899	3,568	29,110	317	2023	2018	370 N Weber Road
Bossier City, LA	—	2,009	31,198	132	2,009	31,330	2,132	2021	2018	2000 Blake Boulevard
Boston, MA	—	3,456	19,227	1,712	3,456	20,939	323	2023	1994	1190 Adams Street
Bothell, WA	—	1,350	13,439	7,716	1,350	21,155	7,745	2015	1988	10605 NE 185th Street
Boulder, CO	—	2,994	27,458	3,373	3,207	30,618	11,884	2013	2003	3955 28th Street
Boynton Beach, FL	—	—	—	35,819	3,772	32,047	788	2018	2020	10605 Jog Road
Bradenton, FL	—	480	9,953	348	480	10,301	3,103	2012	2000	2800 60th Avenue W
Bradenton, FL	—	4,664	11,202	1,518	4,692	12,692	2,305	2021	1987	1055 301 Boulevard E
Braintree, MA	—	—	41,290	2,177	247	43,220	14,457	2013	2007	618 Granite Street
Brampton, ON	—	10,196	59,989	3,899	10,538	63,546	18,169	2015	2009	100 Ken Whillans Drive
Brandon, MS	—	1,220	10,241	3,906	1,220	14,147	4,742	2010	1999	140 Castlewoods Boulevard
Brea, CA	—	6,302	80,468	2,478	6,302	82,946	5,339	2022	2013	460 S La Floresta Drive
Bremerton, WA	—	2,417	22,627	3,175	2,417	25,802	4,221	2020	1999	966 Oyster Bay Court
Brentwood, CA	—	4,602	32,594	4,050	4,602	36,644	4,555	2022	2007	150 Cortona Way
Brentwood, UK	—	8,537	45,869	3,434	8,818	49,022	9,817	2016	2013	London Road
Brick, NJ	—	1,170	17,372	2,650	1,324	19,868	7,277	2010	1998	515 Jack Martin Boulevard
Brick, NJ	—	690	17,125	6,791	817	23,789	7,399	2010	1999	1594 Route 88
Bridgewater, NJ	—	1,730	48,201	4,124	1,881	52,174	17,672	2010	1999	2005 Route 22 W
Broadview Heights, OH	14,886	1,567	20,541	2,373	1,575	22,906	2,383	2022	2016	9500 Broadview Road
Brockport, NY	—	1,500	23,496	4,207	1,642	27,561	8,687	2015	1999	90 West Avenue
Brockville, ON	3,697	484	7,445	1,104	515	8,518	2,431	2015	1996	1026 Bridlewood Drive
Brookfield, WI	—	1,300	12,830	1,024	1,300	13,854	3,770	2012	2013	1105 Davidson Road
Brookline, MA	—	—	—	3,799	3,799	—	—	2019	1900	125 Holland Road
Broomfield, CO	—	4,140	44,547	16,850	10,206	55,331	27,647	2013	2009	400 Summit Boulevard
Broomfield, CO	—	—	—	29,146	2,566	26,580	2,999	2016	2018	12600 Lowell Boulevard
Brossard, QC	8,184	5,499	31,854	3,271	5,650	34,974	11,998	2015	1989	2455 Boulevard Rome
Brunswick, OH	—	1,460	17,974	1,087	1,460	19,061	1,935	2022	2018	3430 Brunswick Lake Parkway
Buckingham, UK	—	—	—	18,505	3,077	15,428	4,226	2014	1883	Church Street
Buffalo, NY	6,872	1,117	11,022	654	1,117	11,676	1,129	2022	2011	100 Weiss Avenue
Buffalo Grove, IL	—	2,850	49,129	5,389	2,850	54,518	18,769	2012	2003	500 McHenry Road
Burbank, CA	—	4,940	43,466	7,011	4,940	50,477	17,860	2012	2002	455 E Angeleno Avenue
Burbank, CA	17,204	3,610	50,817	5,157	3,610	55,974	12,942	2016	1985	2721 Willow Street
Burke, VA	—	—	—	52,892	2,616	50,276	6,475	2016	2018	9617 Burke Lake Road
Burleson, TX	—	3,150	10,437	833	3,150	11,270	2,968	2012	2014	621 Old Highway 1187
Burlingame, CA	—	—	62,786	431	—	63,217	13,543	2016	2015	1818 Trousdale Avenue
Burlington, MA	—	2,443	34,354	2,664	2,578	36,883	12,538	2013	2005	24 Mall Road
Burlington, WA	—	877	16,098	—	877	16,098	3,433	2019	1999	410 S Norris Street
Burlington, WA	—	768	9,186	—	768	9,186	2,019	2019	1996	112 / 210 N Skagit Street
Bushey, UK	—	12,690	36,482	513	12,679	37,006	6,069	2015	2018	Elton House, Elton Way
Buzzards Bay, MA	—	3,424	28,854	100	3,424	28,954	656	2022	2023	13 Kendall Rae Place
Calgary, AB	9,796	2,793	41,179	3,787	2,950	44,809	14,851	2013	1998	80 Edenwold Drive NW
Calgary, AB	17,958	3,431	28,983	3,815	3,613	32,616	10,204	2013	1989	9229 16th Street SW
Calgary, AB	22,797	2,385	36,776	4,264	2,509	40,916	9,867	2015	2006	2220-162nd Avenue SW
Camberley, UK	—	9,974	39,168	517	9,965	39,694	7,227	2016	2017	Pembroke Broadway
Camberley, UK	—	2,654	5,736	14,974	4,859	18,505	3,800	2014	2016	Fernhill Road
Camberley, UK	—	—	—	3,465	688	2,777	531	2014	2017	Fernhill Road
Camillus, NY	13,404	1,249	7,360	5,469	2,121	11,957	2,620	2019	2016	3877 Milton Avenue
Canton, OH	—	709	8,608	817	709	9,425	717	2023	1997	181 Applegrove Street NE
Canton, MI	—	968	8,523	355	971	8,875	841	2022	2017	445 N Lotz Road
Cape Coral, FL	—	760	18,868	902	760	19,770	5,966	2012	2009	831 Santa Barbara Boulevard
Cardiff, UK	—	3,191	12,566	6,641	3,288	19,110	6,483	2013	2007	127 Cyncoed Road
Cardiff by the Sea, CA	—	5,880	64,711	7,307	5,880	72,018	27,273	2011	2009	3535 Manchester Avenue
Carmel, IN	—	2,766	53,419	824	2,787	54,222	6,402	2021	2017	689 Pro-med Lane
Carmichael, CA	22,752	739	7,698	37,418	2,440	43,415	6,922	2019	2014	4717 Engle Road
Caro, MI	—	614	4,366	396	614	4,762	602	2022	2009	1430 Cleaver Road
Carol Stream, IL	—	1,730	55,048	8,692	1,730	63,740	21,283	2012	2001	545 Belmont Lane
Carrollton, TX	—	4,280	31,444	1,937	4,280	33,381	8,958	2013	2010	2105 N Josey Lane
Carrollton, GA	—	2,537	9,159	1,278	2,537	10,437	2,215	2021	1996	150 Cottage Lane
Carson City, NV	—	1,601	23,542	568	1,602	24,109	3,055	2021	1986	2120 E Long
Cary, NC	—	740	45,240	1,432	742	46,670	14,390	2013	2009	1206 W Chatham Street
Cary, NC	—	6,112	70,008	12,233	6,242	82,111	20,549	2018	1999	300 Kildaire Woods Drive
Cedar Falls, IA	—	1,259	9,930	282	1,293	10,178	1,742	2021	1997	2603 Orchard Drive
Cedar Hill, TX	—	1,971	24,590	40	1,971	24,630	2,327	2020	2020	1240 E Pleasant Run
Cedar Park, TX	—	1,750	15,664	1,520	1,750	17,184	3,824	2016	2015	800 C-bar Ranch Trail
Cerritos, CA	—	—	27,494	8,254	—	35,748	12,283	2016	2002	11000 New Falcon Way
Charleston, IL	—	552	810	51	552	861	357	2021	2001	300 Lincoln Highway Road
Charleston, SC	—	2,912	19,817	1,052	2,913	20,868	2,467	2021	2005	1451 Tobias Gadson Boulevard
Charlotte, NC	—	4,799	42,734	3,666	4,799	46,400	762	2023	2020	9246 Highland Creek Parkway
Charlotte, NC	—	4,881	44,553	4,677	4,881	49,230	688	2023	2015	10225 Old Ardrey Kell Road
Charlotte, NC	45,641	—	—	70,854	2,500	68,354	609	2021	1900	1132 Greenwood Cliff
Charlotte, NC	—	5,279	19,325	571	5,306	19,869	3,382	2021	1987	5512 Carmel Road
Charlottesville, VA	—	4,651	91,468	17,844	5,236	108,727	18,088	2018	1991	2600 Barracks Road
Charlottesville, VA	—	2,542	40,746	100	2,542	40,846	2,573	2021	2019	250 Nichols Court
Chatham, ON	—	1,098	12,462	3,622	1,229	15,953	4,226	2015	1965	25 Keil Drive N
Chattanooga, TN	—	3,373	15,791	553	3,374	16,343	2,996	2021	1998	7511 Shallowford Road
Chelmsford, MA	—	1,040	10,951	6,854	1,131	17,714	7,284	2003	1997	4 Technology Drive
Chelmsford, MA	—	2,364	33,143	2,683	2,421	35,769	4,217	2021	1995	20 Summer Street
Chertsey, UK	—	9,566	25,886	2,155	9,557	28,050	5,317	2015	2018	Parklands Drive
Chesapeake, VA	—	2,214	22,566	2,583	2,237	25,126	3,749	2021	2004	933 Cedar Road
Chesterfield, MO	—	1,857	48,366	2,323	1,917	50,629	16,111	2013	2001	1880 Clarkson Road
Chesterfield, VA	—	3,817	31,544	3,148	3,817	34,692	333	2023	2021	11210 Robious Road
Chesterton, IN	—	2,980	37,614	1,423	2,980	39,037	5,165	2020	2019	700 Dickinson Road
Chico, CA	—	1,780	14,754	377	1,931	14,980	2,683	2021	1984	2801 Cohasset
Chorleywood, UK	—	5,636	43,191	5,502	5,803	48,526	18,518	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	—	4,217	31,866	40	4,217	31,906	5,065	2021	2018	1290 Santa Rosa Drive
Chula Vista, CA	—	—	—	25,946	2,216	23,730	8,153	2013	2003	3302 Bonita Road
Church Crookham, UK	—	2,591	14,215	1,693	2,676	15,823	4,887	2014	2014	2 Bourley Road
Cincinnati, OH	10,322	1,790	11,426	—	1,790	11,426	1,848	2019	2019	732 Clough Pike Road
Cincinnati, OH	—	1,606	3,994	349	1,606	4,343	1,664	2021	1998	4650 E Galbraith Road
Cincinnati, OH	—	3,345	52,867	531	3,352	53,391	9,025	2021	1986	8135 Beechmont Avenue
Citrus Heights, CA	—	2,300	31,876	4,122	2,300	35,998	14,132	2010	1997	7418 Stock Ranch Road
Clackamas, OR	—	1,240	3,920	640	1,240	4,560	942	2021	1999	14370 SE Oregon Trail Drive
Claremont, CA	—	2,430	9,928	2,804	2,553	12,609	4,972	2013	2001	2053 N Towne Avenue
Clay, NY	11,981	1,421	11,540	—	1,421	11,540	2,459	2019	2014	8547 Morgan Road
Clearwater, FL	—	1,727	4,903	457	1,744	5,343	791	2021	1985	1100 Ponce De Leon Boulevard
Cleburne, TX	—	520	5,369	952	520	6,321	2,560	2006	2007	402 S Colonial Drive
Cohasset, MA	—	2,485	26,147	3,487	2,566	29,553	10,307	2013	1998	125 King Street (Route 3a)
Colleyville, TX	—	1,050	17,082	105	1,050	17,187	3,253	2016	2013	8100 Precinct Line Road
Collierville, TN	—	—	—	42,239	2,306	39,933	2,938	2019	2020	691 S Byhalia Road
Colorado Springs, CO	—	800	14,756	2,493	1,034	17,015	6,171	2013	2001	2105 University Park Boulevard
Colorado Springs, CO	—	1,142	15,510	1,211	1,167	16,696	2,583	2021	1985	5820 Flintridge Drive
Colts Neck, NJ	—	780	14,733	4,244	1,496	18,261	6,863	2010	2002	3 Meridian Circle
Columbus, IN	—	610	3,190	1,090	610	4,280	1,316	2010	1998	2564 Foxpointe Drive
Columbus, IN	—	1,593	12,186	1,514	1,594	13,699	2,263	2021	2000	3660 Central Avenue
Columbus, OH	—	916	7,112	272	916	7,384	680	2022	2017	2920 Snouffer Road
Columbus, OH	12,428	1,547	17,126	1,294	1,547	18,420	1,883	2022	2015	2870 Snouffer Road
Concord, NH	13,538	2,825	21,636	1,446	2,825	23,082	2,314	2022	2017	23 Triangle Park Drive
Conroe, TX	—	980	7,771	1,557	980	9,328	3,240	2009	2010	903 Longmire Road
Coos Bay, OR	—	864	7,971	1,161	864	9,132	1,847	2020	1996	192 Norman Avenue
Coos Bay, OR	—	1,792	9,852	1,339	1,792	11,191	2,589	2020	2006	1855 Ocean Boulevard SE
Coppell, TX	—	1,550	8,386	866	1,550	9,252	2,766	2012	2013	1530 E Sandy Lake Road
Coquitlam, BC	6,818	3,047	24,567	3,758	3,236	28,136	10,087	2013	1990	1142 Dufferin Street
Crowley, TX	—	2,955	9,908	—	2,955	9,908	104	2023	1900	Tobin Drive
Crystal Lake, IL	—	875	12,461	2,534	987	14,883	5,774	2013	2001	751 E Terra Cotta Avenue
Crystal Lake, IL	—	7,643	39,687	3,620	7,562	43,388	8,006	2021	1988	965 N Brighton Circle W
Crystal Lake, IL	—	—	—	117	117	—	—	2021	1900	965 N Brighton Circle W
Cuyahoga Falls, OH	—	592	2,804	622	592	3,426	772	2022	2012	1691 Queens Gate Circle
Cuyahoga Falls, OH	6,286	1,301	8,715	47	1,301	8,762	359	2023	2004	1695 Queens Gate Circle
Dallas, TX	—	6,330	114,794	4,683	6,330	119,477	30,496	2015	2013	3535 N Hall Street
Dallas, TX	—	4,119	21,689	2,000	4,119	23,689	380	2023	1999	5585 Caruth Haven Lane
Dana Point, CA	—	5,508	54,079	—	5,508	54,079	7,003	2021	1994	25411 Sea Bluffs Drive
Danville, IN	—	2,236	28,757	8,648	2,255	37,386	2,652	2021	2021	200 S Arbor Lane
Dardenne Prairie, MO	—	1,309	11,507	494	1,309	12,001	1,383	2021	2010	1030 Barathaven Boulevard
Decatur, GA	—	1,098	15,302	3,088	1,098	18,390	3,066	2021	1987	341 Winn Way
Decatur, GA	—	—	—	31,452	1,951	29,501	10,523	2013	1998	920 Clairemont Avenue
Delaware, OH	—	1,919	26,250	352	1,919	26,602	1,675	2022	2020	90 Burr Oak Drive
Denton, TX	—	1,760	8,305	909	1,760	9,214	3,214	2010	2011	2125 Brinker Road
Denton, TX	—	—	—	26,966	5,034	21,932	401	2021	2022	1509 Canvas Way
Denton, TX	—	4,542	10,014	—	4,542	10,014	401	2021	2023	2028 Ladera Lane
Denver, CO	—	1,450	16,094	—	1,450	16,094	8,544	2012	1997	4901 S Monaco Street
Denver, CO	—	2,910	35,838	9,835	2,910	45,673	16,870	2012	2007	8101 E Mississippi Avenue
Denver, CO	—	1,533	9,221	110,734	5,402	116,086	21,699	2019	2014	1500 Little Raven Street
Denver, CO	—	1,989	21,556	1,463	1,989	23,019	3,223	2020	2017	2979 Uinta Street
Des Moines, IA	—	1,196	9,629	1,095	1,383	10,537	1,701	2021	1990	4610 Douglas Avenue
Dix Hills, NY	—	3,808	39,014	3,208	4,133	41,897	14,291	2013	2003	337 Deer Park Road
Dollard-des-ormeaux, QC	—	1,957	14,431	960	2,110	15,238	6,084	2013	2008	4377 Saint Jean Boulevard
Dresher, PA	8,380	1,900	10,664	1,437	1,914	12,087	5,279	2013	2006	1650 Susquehanna Road
Drummondville, QC	—	5,765	54,353	10,569	5,765	64,922	907	2023	2007	400 Rue Rose-Ellis
Dublin, OH	—	1,169	25,345	561	1,186	25,889	5,907	2016	2015	4175 Stoneridge Lane
Dublin, OH	—	3,688	23,035	1,100	3,688	24,135	2,330	2022	2017	4050 Hawthorne Lane
Durham, NC	—	3,212	23,350	2,973	3,216	26,319	3,251	2021	1998	205 Emerald Pond Lane
Eagle, ID	—	4,508	18,360	570	4,508	18,930	515	2023	2019	1260 E Lone Creek Drive
East Amherst, NY	11,602	2,070	11,714	—	2,070	11,714	2,649	2019	2015	8040 Roll Road
East Lansing, MI	—	3,919	19,373	904	3,944	20,252	3,548	2021	2000	5968 Park Lake Road
East Meadow, NY	—	69	45,991	2,601	127	48,534	16,357	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	—	4,920	37,354	3,050	4,986	40,338	13,501	2013	2002	1 Sunrise Drive
Eastbourne, UK	—	4,145	33,744	3,175	4,269	36,795	12,824	2013	2008	6 Upper Kings Drive
Edgbaston, UK	—	2,720	13,969	1,552	2,810	15,431	3,141	2014	2015	Speedwell Road
Edgewater, NJ	—	4,561	25,047	4,365	4,609	29,364	9,832	2013	2000	351 River Road
Edison, NJ	—	1,892	32,314	4,588	2,044	36,750	14,313	2013	1996	1801 Oak Tree Road
Edmond, OK	—	410	8,388	475	410	8,863	2,768	2012	2001	15401 N Pennsylvania Avenue
Edmonds, WA	—	1,650	24,449	10,554	1,650	35,003	10,543	2015	1976	21500 72nd Avenue W
Edmonds, WA	—	2,891	26,413	2,677	2,891	29,090	4,353	2020	2000	180 2nd Avenue S
Edmonton, AB	6,194	1,589	29,819	3,742	1,723	33,427	11,392	2013	1999	103 Rabbit Hill Court NW
Edmonton, AB	8,195	2,063	37,293	5,238	2,181	42,413	15,570	2013	1968	10015 103rd Avenue NW
Effingham, IL	—	606	3,699	534	660	4,179	760	2021	1997	1101 N Maple Street
El Dorado Hills, CA	—	—	—	56,599	5,190	51,409	6,691	2017	2019	2020 Town Center W Way
Elkhorn, NE	11,645	1,846	21,426	1,265	1,806	22,731	2,028	2022	2014	3535 Piney Creek Drive
Elstree, UK	—	—	—	50,971	5,544	45,427	15,708	2012	2003	Edgwarebury Lane
Encino, CA	—	5,040	46,255	8,273	5,040	54,528	18,968	2012	2003	15451 Ventura Boulevard
Englishtown, NJ	—	690	12,520	3,266	882	15,594	6,087	2010	1997	49 Lasatta Avenue
Epsom, UK	—	20,159	34,803	3,497	20,822	37,637	7,753	2016	2014	450-458 Reigate Road
Erie, PA	10,935	1,611	9,254	—	1,611	9,254	2,234	2019	2013	4400 E Lake Road
Esher, UK	—	5,783	48,361	6,959	5,951	55,152	19,908	2013	2006	42 Copsem Lane
Evans, GA	—	3,211	20,503	2,036	3,219	22,531	4,280	2021	1999	100 Washington Commons Drive
Evansville, IN	—	1,038	11,983	550	1,045	12,526	2,400	2021	1991	5050 Lincoln Avenue
Everett, WA	—	638	8,708	1,311	638	10,019	1,708	2020	1998	524 75th Street SE
Everett, WA	—	1,912	16,647	2,894	1,913	19,540	3,071	2021	1989	3915 Colby Avenue N
Fairfield, NJ	—	3,120	43,868	3,744	3,286	47,446	15,739	2013	1998	47 Greenbrook Road
Fairfield, IL	—	561	3,995	654	561	4,649	709	2021	1997	315 Market Street
Fairfield, CA	—	1,460	14,040	11,654	1,460	25,694	11,457	2002	1998	3350 Cherry Hills Street
Fairfield, CT	—	—	—	49,430	4,783	44,647	2,132	2017	2019	1571 Stratfield Road
Fairfield, OH	12,223	1,477	12,979	—	1,477	12,979	2,218	2019	2018	520 Patterson Boulevard
Fareham, UK	—	3,408	17,970	1,481	3,517	19,342	5,402	2014	2012	Redlands Lane
Fishers, IN	—	1,500	14,500	3,841	1,500	18,341	5,650	2010	2000	9745 Olympia Drive
Fishers, IN	—	2,314	33,731	549	2,314	34,280	2,827	2021	2018	12950 Tablick Street
Fleet, UK	—	—	—	32,776	4,309	28,467	9,881	2013	2006	22-26 Church Road
Florence, AL	—	353	13,049	3,815	385	16,832	6,148	2010	1999	3275 County Road 47
Flossmoor, IL	—	1,292	9,496	3,005	1,362	12,431	5,119	2013	2000	19715 Governors Highway
Flower Mound, TX	—	1,800	8,414	1,230	1,800	9,644	3,033	2011	2012	4141 Long Prairie Road
Flowood, MS	—	3,147	24,350	2,036	3,147	26,386	192	2023	2013	350 Town Center Way
Folsom, CA	—	1,490	32,754	560	1,490	33,314	8,761	2015	2014	1574 Creekside Drive
Folsom, CA	—	2,306	10,948	1,566	2,306	12,514	1,848	2021	2010	1801 E Natoma Street
Fort Wayne, IN	—	3,637	42,242	923	3,637	43,165	4,932	2020	2018	3715 Union Chapel Road
Fort Wayne, IN	—	1,770	19,930	1,964	1,770	21,894	7,402	2010	2008	611 W County Line Road S
Fort Worth, TX	—	2,080	27,888	14,443	2,080	42,331	14,873	2012	2001	2151 Green Oaks Road
Fort Worth, TX	—	4,179	40,328	19,678	7,160	57,025	10,572	2019	2017	3401 Amador Drive
Fort Worth, TX	—	2,538	18,909	147	2,538	19,056	2,439	2020	2020	3401 Amador Drive
Fort Worth, TX	—	—	—	26,084	2,781	23,303	2,801	2021	2015	8600 N Riverside Drive
Franklin, TN	—	5,733	15,437	2,970	5,787	18,353	3,349	2021	1999	314 Cool Springs Boulevard
Fremont, CA	—	3,400	25,300	9,571	3,456	34,815	15,251	2005	1987	2860 Country Drive
Fresno, CA	22,139	896	10,591	25,465	2,459	34,493	6,015	2019	2014	5605 N Gates Avenue
Frome, UK	—	2,720	14,813	1,836	2,810	16,559	4,512	2014	2012	Welshmill Lane
Fullerton, CA	—	1,964	19,989	2,450	1,998	22,405	7,611	2013	2008	2226 N Euclid Street
Fullerton, CA	—	1,801	6,195	1,256	1,801	7,451	1,050	2021	1987	1510 E Commonwealth Avenue
Fullerton, CA	—	6,739	54,075	1,449	6,739	55,524	4,721	2022	2021	433 W Bastanchury Road
Gahanna, OH	—	772	11,214	2,327	847	13,466	5,056	2013	1998	775 E Johnstown Road
Gainesville, GA	—	1,908	27,036	1,436	1,950	28,430	4,043	2021	2000	940 S Enota Drive
Gainesville, FL	—	—	—	31,769	2,374	29,395	3,710	2016	2018	3605 NW 83rd Street
Garden Grove, CA	—	2,107	4,549	1,541	2,107	6,090	1,174	2021	1999	11848 Valley View Street
Gardnerville, NV	—	1,143	10,831	4,699	1,164	15,509	10,671	1998	1999	1565-a Virginia Ranch Road
Georgetown, TX	—	5,481	31,586	1,210	5,481	32,796	545	2021	2023	5101 N Mays Street
Gig Harbor, WA	—	1,560	15,947	6,029	1,583	21,953	7,839	2010	1994	3213 45th Street Court NW
Gilbert, AZ	14,200	2,160	28,246	3,226	2,208	31,424	12,656	2013	2008	580 S Gilbert Road
Glen Cove, NY	—	4,594	35,236	3,090	4,718	38,202	14,690	2013	1998	39 Forest Avenue
Glendale, AZ	—	3,114	24,668	124	3,115	24,791	2,144	2021	2018	8847 W Glendale Avenue
Glendale, AZ	—	—	—	1,534	136	1,398	12	2022	1900	51st and Bell Road
Glenview, IL	—	2,090	69,288	6,996	2,090	76,284	26,658	2012	2001	2200 Golf Road
Golden Valley, MN	3,600	1,520	33,513	1,793	1,634	35,192	11,695	2013	2005	4950 Olson Memorial Highway
Granbury, TX	—	2,040	30,670	1,001	2,040	31,671	10,669	2011	2009	100 Watermark Boulevard
Grand Forks, ND	—	1,050	13,147	60	1,050	13,207	1,567	2021	2014	3783 S 16th Street #112
Grand Prairie, TX	—	1,880	23,827	74	1,884	23,897	1,791	2021	2021	3013 Doryn Drive
Grand Rapids, MI	—	2,179	15,745	527	2,354	16,097	2,432	2021	2003	3121 Lake Michigan Drive NW
Grandville, MI	—	1,533	7,219	424	1,539	7,637	839	2022	2018	3939 44th Street SW
Granger, IN	—	1,670	21,280	2,860	1,670	24,140	8,072	2010	2009	6330 N Fir Road
Grants Pass, OR	—	561	8,874	247	561	9,121	1,101	2021	1985	1001 NE A Street
Grapevine, TX	—	2,220	17,648	859	2,220	18,507	3,920	2013	2014	4545 Merlot Drive
Greeley, CO	—	1,077	18,051	630	1,077	18,681	3,626	2017	2009	5300 W 29th Street
Greenville, SC	—	893	22,795	2,622	993	25,317	3,365	2021	1989	1180 Haywood Road
Greenwood, IN	—	1,550	22,770	484	1,550	23,254	7,886	2010	2007	2339 S State Road 135
Gresham, OR	—	1,966	6,566	939	1,966	7,505	971	2021	1985	2895 SE Powell Valley Road
Grimsby, ON	—	636	5,617	1,046	677	6,622	2,004	2015	1991	84 Main Street E
Grosse Pointe Woods, MI	—	950	13,662	1,197	961	14,848	4,906	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	—	1,430	31,777	1,280	1,452	33,035	10,821	2013	2005	21260 Mack Avenue
Grove City, OH	—	3,575	85,764	2,506	3,509	88,336	14,037	2018	2017	3717 Orders Road
Grove City, OH	—	1,099	5,246	749	1,122	5,972	1,069	2021	1990	2320 Sonora Drive
Gurnee, IL	—	890	27,931	3,047	957	30,911	10,408	2013	2002	500 N Hunt Club Road
Haddonfield, NJ	—	520	16,363	1,120	539	17,464	4,510	2011	2015	132 Warwick Road
Hamburg, NY	10,437	984	10,991	—	984	10,991	2,349	2019	2009	4600 Southwestern Boulevard
Hamilton, OH	11,222	1,128	10,940	1,165	1,209	12,024	2,312	2019	2019	1740 Eden Park Drive
Happy Valley, OR	—	721	10,416	—	721	10,416	2,094	2019	1998	8915 SE Monterey
Harahan, LA	—	2,628	38,864	190	2,628	39,054	2,438	2021	2020	7904 Jefferson Highway
Harrisburg, IL	—	858	4,940	411	876	5,333	1,015	2021	2005	165 Ron Morse Drive
Hattiesburg, MS	—	450	13,469	480	450	13,949	4,607	2010	2009	217 Methodist Hospital Boulevard
Haverford, PA	—	1,880	33,993	4,072	1,907	38,038	12,756	2010	2000	731 Old Buck Lane
Helena, MT	—	1,850	19,045	141	1,857	19,179	4,157	2021	1998	2801 Colonial Drive
Hemet, CA	—	1,877	9,488	1,818	2,224	10,959	1,427	2021	1988	800 W Oakland Avenue
Henderson, NV	—	1,190	11,600	1,765	1,298	13,257	5,605	2013	2008	1555 W Horizon Ridge Parkway
Henrico, VA	—	3,955	30,682	2,968	3,955	33,650	280	2023	2021	567 N Parham Road
Hermitage, PA	—	1,084	15,449	2,464	1,084	17,913	2,470	2021	2001	260 S Buhl Farm Drive
Hickory, NC	—	1,600	28,419	338	1,600	28,757	4,133	2021	2002	915 29th Avenue NE
High Point, NC	—	1,355	21,735	1,358	1,518	22,930	3,692	2021	2002	1573 Skeet Club Road
High Wycombe, UK	—	3,567	13,422	871	3,564	14,296	2,750	2015	2017	The Row Lane End
Highland Park, IL	—	2,820	15,832	1,438	2,820	17,270	5,311	2011	2012	1651 Richfield Avenue
Highland Park, IL	—	2,250	25,313	2,270	2,271	27,562	9,986	2013	2005	1601 Green Bay Road
Hindhead, UK	—	17,852	48,645	4,480	18,439	52,538	10,366	2016	2012	Portsmouth Road
Hingham, MA	—	1,440	32,292	821	1,444	33,109	8,789	2015	2012	1 Sgt. William B Terry Drive
Holbrook, NY	—	3,957	35,337	4,156	4,331	39,119	13,067	2013	2001	320 Patchogue Holbrook Road
Honolulu, HI	—	22,918	56,046	2,731	23,053	58,642	11,766	2021	1998	428 Kawaihae Street
Hoover, AL	—	2,165	18,043	915	2,184	18,939	3,346	2021	2004	3517 Lorna Road
Horley, UK	—	2,332	12,144	1,676	2,408	13,744	4,436	2014	2014	Court Lodge Road
Houston, TX	—	960	16,079	—	960	16,079	11,643	2011	1995	10225 Cypresswood Drive
Houston, TX	—	3,830	55,674	11,001	3,830	66,675	24,696	2012	1998	2929 W Holcombe Boulevard
Houston, TX	—	—	—	42,432	1,040	41,392	13,499	2012	1999	505 Bering Drive
Houston, TX	—	—	—	19,761	1,750	18,011	4,334	2016	2014	10120 Louetta Road
Howell, NJ	—	1,066	21,577	2,611	1,158	24,096	8,388	2010	2007	100 Meridian Place
Hudson, OH	—	1,586	11,314	280	1,594	11,586	828	2022	2019	125 Omni Lake Parkway
Hudson, OH	—	1,754	34,395	738	1,754	35,133	2,298	2022	2019	150 Omni Lake Parkway
Huntington Beach, CA	—	3,808	31,172	3,720	3,931	34,769	13,061	2013	2004	7401 Yorktown Avenue
Hutchinson, KS	—	600	10,590	6,346	600	16,936	5,465	2004	1997	2416 Brentwood
Independence, MO	13,981	1,584	14,507	—	1,584	14,507	2,507	2019	2019	19301 E Eastland Center Court
Independence, MO	—	3,215	24,471	1,150	3,250	25,586	4,605	2021	1990	2100 Swope Drive
Independence, MO	10,335	2,017	15,796	1,061	2,098	16,776	1,680	2022	2014	19301 E 50th Terrace Court S
Indianola, IA	—	2,211	11,501	657	2,192	12,177	1,177	2022	2018	610 E Scenic Valley Avenue
Iowa City, IA	—	891	6,011	1,086	951	7,037	1,028	2021	1991	2423 Walden Road
Jackson, TN	—	1,370	12,490	771	1,386	13,245	2,243	2021	1996	25 Max Lane Drive
Jacksonville, FL	—	750	25,231	341	750	25,572	5,003	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	—	—	26,381	2,189	1,691	26,879	5,260	2013	2014	4000 San Pablo Parkway
Jacksonville, FL	—	1,205	11,991	23,400	6,550	30,046	5,377	2019	2019	10520 Validus Drive
Jeannette, PA	—	1,642	22,377	1,192	1,642	23,569	1,985	2022	2018	4000 Village Drive
Johns Creek, GA	—	1,580	23,285	1,527	1,588	24,804	8,445	2013	2009	11405 Medlock Bridge Road
Johnson City, NY	10,720	1,440	11,675	1,347	1,607	12,855	2,812	2019	2013	1035 Anna Maria Drive
Kalamazoo, MI	—	7,511	45,942	969	6,291	48,131	10,507	2021	1989	1700 Bronson Way
Kalamazoo, MI	—	—	—	1,274	1,274	—	—	2021	1900	1700 Bronson Way
Kanata, ON	—	1,689	28,670	1,710	1,718	30,351	10,553	2012	2005	70 Stonehaven Drive
Kansas City, MO	11,002	1,938	11,694	974	1,938	12,668	1,378	2022	2016	111 NW 94 Street
Kelowna, BC	3,988	2,688	13,647	2,425	2,856	15,904	5,926	2013	1999	863 Leon Avenue
Kelowna, BC	—	6,302	46,346	6,122	6,460	52,310	5,565	2022	2021	1360 K.L.O Road
Kelowna, BC	—	5,443	42,606	5,667	5,579	48,137	5,986	2022	2000	580 Yates Road
Kelowna, BC	—	6,171	51,949	6,305	6,326	58,099	5,676	2022	2005	1075 Barnes Avenue
Kelowna, BC	—	3,718	44,690	5,000	3,811	49,597	5,796	2022	2012	1277 Gordon Drive
Kelowna, BC	—	3,069	11,524	1,348	3,146	12,795	1,285	2022	1988	3200 Lakeshore Road
Kennebunk, ME	—	2,700	30,204	7,908	3,532	37,280	17,750	2013	2006	One Huntington Common Drive
Kenner, LA	—	1,100	10,036	5,796	1,100	15,832	12,034	1998	2000	1600 Joe Yenni Boulevard
Kenner, LA	—	809	12,344	755	814	13,094	1,641	2021	1988	1101 Sunset Boulevard
Kennett Square, PA	—	1,050	22,946	1,587	1,186	24,397	8,209	2010	2008	301 Victoria Gardens Drive
Kingsport, TN	—	2,123	33,130	110	2,123	33,240	2,248	2021	2019	915 Holston Hills Drive
Kingston, ON	—	1,030	11,416	2,161	1,409	13,198	3,503	2015	1983	181 Ontario Street
Kingwood, TX	—	480	9,777	1,756	480	11,533	4,305	2011	1999	22955 Eastex Freeway
Kingwood, TX	—	1,683	24,207	2,733	1,683	26,940	6,657	2017	2012	24025 Kingwood Place
Kirkland, WA	—	1,880	4,315	2,297	1,880	6,612	2,562	2003	1996	6505 Lakeview Drive
Kitchener, ON	8,381	1,341	13,939	5,591	1,447	19,424	5,390	2016	2003	1250 Weber Street E
Klamath Falls, OR	—	1,335	10,174	2,794	1,335	12,968	3,121	2020	2000	615 Washburn Way
Kuna, ID	—	—	—	20	20	—	—	2022	1900	1640 W Hubbard Road
LA Palma, CA	—	2,950	16,591	1,463	2,996	18,008	6,444	2013	2003	5321 La Palma Avenue
La Vista, NE	9,025	1,199	14,840	887	1,199	15,727	1,523	2022	2012	7544 Gertrude Street
Lackawanna, NY	6,591	1,422	6,066	—	1,422	6,066	1,486	2019	2002	133 Orchard Place
Lafayette, LA	—	2,618	22,986	1,889	2,618	24,875	196	2023	2016	400 Polly Lane
Lafayette Hill, PA	—	1,750	11,848	2,854	1,878	14,574	6,298	2013	1998	429 Ridge Pike
Laguna Hills, CA	—	12,820	75,926	22,414	12,894	98,266	31,611	2016	1988	24903 Moulton Parkway
Laguna Woods, CA	—	11,280	76,485	15,167	11,280	91,652	27,206	2016	1987	24441 Calle Sonora
Laguna Woods, CA	—	9,150	57,842	14,397	9,150	72,239	21,981	2016	1986	24962 Calle Aragon
Lake Havasu City, AZ	—	364	1,599	544	364	2,143	647	2020	2009	320 Lake Havasu Avenue N,
Lake Jackson, TX	—	—	—	13,621	2,046	11,575	141	2021	1900	301 Huisache Street
Lake Zurich, IL	—	1,470	9,830	3,918	1,470	13,748	6,186	2011	2007	550 America Court
Lakeland, FL	—	2,416	19,791	249	2,416	20,040	3,310	2021	1999	1325 Grasslands Boulevard
Lakeview, MI	—	733	2,212	135	733	2,347	358	2022	2013	9494 Paden Road
Lakewood, NY	9,836	1,031	17,410	839	1,031	18,249	1,549	2022	2016	2123 Southwestern Drive
Lakewood Ranch, FL	—	650	6,714	2,102	650	8,816	2,606	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	—	1,000	22,388	809	1,000	23,197	6,907	2012	2005	8220 Natures Way
Lancaster, CA	—	700	15,295	6,153	712	21,436	7,950	2010	1999	43051 15th Street W
Lancaster, OH	—	1,029	7,699	503	1,035	8,196	1,425	2021	1981	2750 W Fair Avenue
Lancaster, PA	—	1,680	14,039	209	1,680	14,248	2,816	2015	2017	31 Millersville Road
Lancaster, NY	11,996	1,897	12,202	—	1,897	12,202	2,801	2019	2011	18 Pavement Road
Las Vegas, NV	—	5,908	36,955	4,957	5,908	41,912	9,385	2020	1999	1600 S Valley View Road
Las Vegas, NV	—	1,274	13,748	1,109	1,292	14,839	2,276	2020	2001	3300 Winterhaven Street
Las Vegas, NV	—	2,412	22,045	3,217	2,428	25,246	4,511	2020	1997	3210 S Sandhill Road
Laval, QC	18,560	2,105	32,161	6,106	2,174	38,198	8,679	2018	2005	269, Boulevard Sainte-Rose
Laval, QC	3,392	2,383	5,968	1,722	2,462	7,611	1,674	2018	1989	263, Boulevard Sainte-Rose
Laval, QC	—	17,231	113,967	13,138	17,231	127,105	1,357	2023	1988	1400 Bd Chomedey
Lawrence, KS	—	250	8,716	322	250	9,038	2,685	2012	1996	3220 Peterson Road
Lawrenceville, GA	—	1,500	29,003	1,493	1,562	30,434	10,083	2013	2008	1375 Webb Gin House Road
Lawrenceville, GA	—	3,513	24,173	2,749	3,583	26,852	3,268	2021	2007	2899 Five Forks Trickum Road
Leatherhead, UK	—	4,682	17,835	1,200	4,674	19,043	3,547	2015	2017	Rectory Lane
Leawood, KS	—	2,490	32,493	11,938	5,610	41,311	15,080	2012	1999	4400 W 115th Street
Lenexa, KS	9,700	826	26,251	1,932	927	28,082	10,227	2013	2006	15055 W 87th Street Parkway
Levis, QC	4,125	3,322	24,502	2,878	3,322	27,380	3,052	2023	2009	7 Rue St Thomas
Lexington, SC	—	1,843	15,301	2,420	1,869	17,695	2,174	2021	2001	203 Old Chapin Road
Lexington, SC	—	3,171	22,214	1,421	3,171	23,635	343	2023	2001	800 N Lake Drive
Libertyville, IL	—	6,500	40,024	5,467	6,500	45,491	14,040	2011	2001	901 Florsheim Drive
Lincoln, NE	—	390	13,807	802	390	14,609	5,098	2010	2000	7208 Van Dorn Street
Lincoln, NE	—	884	10,637	2,179	1,054	12,646	1,721	2021	1990	1111 S 70th
Lincroft, NJ	—	9	19,958	3,021	170	22,818	7,836	2013	2002	734 Newman Springs Road
Linwood, NJ	—	800	21,984	2,848	885	24,747	8,708	2010	1997	432 Central Avenue
Litchfield, CT	—	1,240	17,908	12,732	1,362	30,518	9,092	2010	1998	19 Constitution Way
Lititz, PA	—	1,200	13,836	314	1,200	14,150	2,784	2015	2016	80 W Millport Road
Little Neck, NY	—	3,350	38,461	6,724	3,468	45,067	14,688	2010	2000	5515 Little Neck Parkway
Littleton, CO	—	3,378	26,360	1,843	3,378	28,203	213	2023	2018	8160 W Coal Mine Avenue
Livingston, NJ	—	8,000	44,424	2,556	8,103	46,877	9,959	2015	2017	369 E Mount Pleasant Avenue
Lombard, IL	17,010	2,130	59,943	2,457	2,218	62,312	20,692	2013	2009	2210 Fountain Square Drive
London, UK	—	—	—	14,900	3,224	11,676	3,375	2014	2012	71 Hatch Lane
London, ON	9,475	1,969	16,985	3,535	2,068	20,421	5,545	2015	1953	1486 Richmond Street N
London, ON	—	1,445	13,631	2,149	1,643	15,582	4,267	2015	1950	81 Grand Avenue
Londonderry, NH	14,982	2,872	24,521	1,357	2,872	25,878	2,351	2022	2016	2 Golen Drive
Long Grove, IL	—	—	—	26,243	2,733	23,510	2,824	2021	2017	2300 Illinois Route 53
Longmont, CO	—	1,756	11,825	2,935	1,895	14,621	2,359	2021	1986	2210 Main Street
Longueuil, QC	7,111	3,992	23,711	4,677	4,276	28,104	8,841	2015	1989	70 Rue Levis
Longueuil, QC	18,119	9,049	70,707	11,134	9,049	81,841	2,689	2023	2007	1235 chemin du Tremblay
Longview, TX	—	610	5,520	1,412	610	6,932	2,646	2006	2007	311 E Hawkins Parkway
Lorain, OH	11,309	1,409	13,060	—	1,409	13,060	2,066	2019	2018	5401 N Pointe Parkway
Los Angeles, CA	—	—	114,438	10,793	—	125,231	45,785	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	—	3,540	19,007	4,813	3,540	23,820	9,496	2012	2001	2051 N Highland Avenue
Los Angeles, CA	—	—	28,050	6,976	91	34,935	9,490	2016	2006	4061 Grand View Boulevard
Louisville, KY	—	2,420	20,816	4,494	2,420	25,310	9,465	2012	1999	4600 Bowling Boulevard
Louisville, KY	13,650	1,600	20,326	2,069	1,607	22,388	8,016	2013	2010	6700 Overlook Drive
Louisville, CO	—	2,266	13,002	22,757	1,939	36,086	6,425	2019	2008	1336 E Hecla Drive
Louisville, CO	—	1,042	8,396	19,142	1,156	27,424	3,603	2019	2019	1800 Plaza Drive
Louisville, CO	—	1,432	6,684	56,566	2,584	62,098	13,617	2019	1999	1855 Plaza Drive
Louisville, CO	—	1,323	7,547	11,120	1,391	18,599	3,246	2019	1999	282 McCaslin Boulevard
Louisville, CO	—	1,630	12,001	38,278	2,332	49,577	8,905	2019	2004	1331 E Hecla Drive
Louisville, KY	—	1,588	9,254	1,189	1,613	10,418	1,609	2021	2000	620 Valley College Drive
Louisville, KY	—	2,274	10,768	3,261	2,459	13,844	2,091	2021	1998	8021 Christian Court
Ludington, MI	—	747	6,406	157	747	6,563	476	2022	2002	502 N Sherman Street
Lynnfield, MA	—	3,165	45,200	3,340	3,793	47,912	16,622	2013	2006	55 Salem Street
Macungie, PA	—	—	—	27,077	2,558	24,519	2,776	2017	2018	6043 Lower Macungie Road
Madison, TN	—	2,093	8,306	53	2,092	8,360	778	2021	1986	200 E Webster Street
Mahwah, NJ	—	1,605	27,249	1,578	1,644	28,788	6,464	2012	2015	15 Edison Road
Malvern, PA	—	1,651	17,194	3,428	1,804	20,469	8,721	2013	1998	324 Lancaster Avenue
Manassas, VA	—	2,946	16,609	327	2,979	16,903	2,709	2021	1994	9852 Fairmont Avenue
Mansfield, TX	—	660	5,251	896	660	6,147	2,471	2006	2007	2281 Country Club Drive
Mansfield, TX	—	—	—	21,515	2,807	18,708	2,255	2017	2019	2500 N Walnut Creek
Manteca, CA	—	1,300	12,125	6,175	1,312	18,288	8,711	2005	1986	430 N Union Road
Maple Ridge, BC	8,562	2,875	11,922	3,196	3,221	14,772	3,082	2015	2009	12241 224th Street
Marieville, QC	5,048	1,278	12,113	1,414	1,372	13,433	3,871	2015	2002	425 Rue Claude De Ramezay
Marlboro, NJ	—	2,222	14,888	3,116	2,336	17,890	6,305	2013	2002	3a S Main Street
Marlow, UK	—	9,068	39,720	1,127	9,060	40,855	8,683	2013	2014	210 Little Marlow Road
Marysville, WA	—	620	4,780	5,475	620	10,255	4,203	2003	1998	9802 48th Drive NE
Massillon, OH	—	1,117	16,687	1,103	1,117	17,790	1,912	2022	2016	2550 University Drive SE
Mattoon, IL	—	791	1,905	376	835	2,237	564	2021	1999	2008 S 9th Street
Mattoon, IL	—	505	2,258	490	530	2,723	520	2021	2001	1920 Brookstone Lane
McKinney, TX	—	1,570	7,389	1,279	1,570	8,668	3,083	2009	2010	2701 Alma Road
McKinney, TX	—	4,314	23,777	277	4,314	24,054	2,607	2021	2018	220 S Crutcher Crossing
McKinney, TX	—	5,769	32,691	—	5,769	32,691	406	2023	2023	3220 Turkey Trot Lane
McMasterville, QC	3,176	5,555	27,814	6,810	5,555	34,624	1,550	2023	1961	701 Chem. du Richelieu
Meadville, PA	—	2,084	17,623	—	2,084	17,623	660	2022	2023	637 Pine Street
Medicine Hat, AB	8,752	1,432	14,141	803	1,514	14,862	5,076	2015	1999	223 Park Meadows Drive SE
Medina, OH	12,156	1,309	10,540	2,463	1,750	12,562	2,429	2019	2017	699 N Huntington Street
Medina, OH	—	—	—	42,612	2,131	40,481	2,227	2019	2020	122 Medina Road
Melbourne, FL	—	7,070	48,257	45,945	7,070	94,202	35,526	2007	2009	7300 Watersong Lane
Melville, NY	—	4,280	73,283	11,815	4,453	84,925	28,019	2010	2001	70 Pinelawn Road
Memphis, TN	—	1,800	17,744	4,224	1,800	21,968	9,230	2012	1999	6605 Quail Hollow Road
Memphis, TN	—	1,578	9,435	—	1,578	9,435	1,517	2021	2018	8722 Winchester Road
Menomonee Falls, WI	—	1,020	6,984	2,745	1,020	9,729	3,996	2006	2007	W128 N6900 Northfield Drive
Mentor, OH	11,225	957	13,206	1,109	960	14,312	1,627	2022	2019	9150 Lakeshore Boulevard
Merced, CA	—	2,806	13,292	2,145	2,924	15,319	2,043	2021	1997	3460 R Street
Mesa, AZ	—	950	9,087	6,397	950	15,484	8,273	1999	2000	7231 E Broadway Road
Metairie, LA	14,200	725	27,708	2,857	1,448	29,842	9,552	2013	2009	3732 W Esplanade Avenue S
Midland, MI	—	1,084	5,623	391	1,091	6,007	772	2022	2015	4124 Waldo Avenue
Mill Creek, WA	—	10,150	60,274	5,540	10,179	65,785	27,251	2010	1998	14905 Bothell-Everett Highway
Millbrook, NY	—	12,448	12,390	2,439	12,947	14,330	6,318	2021	1985	79 Flint Road
Millersburg, OH	—	1,293	17,788	775	1,293	18,563	1,771	2022	2021	4245 Glen Drive
Milton, ON	17,759	4,542	25,321	7,286	4,801	32,348	6,899	2015	2012	611 Farmstead Drive
Milwaukie, OR	—	2,391	20,262	2,853	2,415	23,091	3,623	2021	1996	4017 SE Vineyard Road
Minnetonka, MN	—	920	29,344	1,988	1,051	31,201	10,150	2013	2006	18605 Old Excelsior Boulevard
Mission Viejo, CA	12,333	6,600	52,118	9,508	6,602	61,624	15,791	2016	1998	27783 Center Drive
Mississauga, ON	7,052	1,602	17,996	1,812	1,686	19,724	6,751	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	5,584	2,548	15,158	4,481	2,673	19,514	5,693	2015	1989	85 King Street E
Missoula, MT	—	550	7,490	2,186	553	9,673	4,247	2005	1998	3620 American Way
Mobberley, UK	—	5,146	26,665	2,459	5,315	28,955	11,011	2013	2007	Barclay Park, Hall Lane
Mobile, AL	—	737	10,205	633	749	10,826	1,975	2021	1995	650 University Boulevard S
Molalla, OR	—	1,210	3,903	1,190	1,210	5,093	1,206	2020	1998	835 E Main Street
Monterey, CA	—	6,440	29,101	3,982	6,443	33,080	11,695	2013	2009	1110 Cass Street
Montgomery, AL	—	524	10,923	375	538	11,284	2,077	2021	1991	5801 Eastdale Drive
Montgomery, MD	—	6,482	83,642	18,570	6,804	101,890	25,776	2018	1992	3701 International Drive
Montgomery Village, MD	—	3,530	18,246	8,536	4,291	26,021	14,107	2013	1993	19310 Club House Road
Montreal-nord, QC	8,995	4,407	23,719	9,764	4,566	33,324	8,502	2018	1988	6700 Boulevard Gouin Est
Moorestown, NJ	—	2,060	51,628	9,320	2,095	60,913	19,011	2010	2000	1205 N Church Street
Moose Jaw, SK	1,052	582	12,973	1,938	612	14,881	4,806	2013	2001	425 4th Avenue NW
Murphy, TX	—	1,950	19,182	519	1,950	19,701	4,231	2015	2012	304 W FM 544
Nacogdoches, TX	—	390	5,754	1,067	390	6,821	2,752	2006	2007	5902 North Street
Naperville, IL	—	3,470	29,547	6,818	3,470	36,365	10,588	2011	2001	504 N River Road
Naperville, IL	—	1,550	12,237	2,813	1,550	15,050	5,513	2012	2013	1936 Brookdale Road
Naperville, IL	—	1,540	28,204	2,084	1,602	30,226	10,531	2013	2002	535 W Ogden Avenue
Nashville, TN	—	3,900	35,788	5,862	3,900	41,650	16,660	2012	1999	4206 Stammer Place
New Braunfels, TX	—	1,200	19,800	10,739	2,729	29,010	8,819	2011	2009	2294 E Common Street
New Palestine, IN	—	2,259	22,010	609	2,290	22,588	3,275	2021	2017	4400 Terrace Drive
New Rochelle, NY	—	5,732	34,270	32	5,732	34,302	629	2021	2023	11 Mill Road
New York, NY	—	—	29	—	—	29	—	2018	2023	2330 Broadway
Newberg, OR	—	2,806	15,260	2,349	2,809	17,606	1,763	2021	2002	3801 Hayes Street
Newbury, UK	—	2,850	12,796	1,239	2,944	13,941	2,811	2015	2016	370 London Road
Newmarket, UK	—	4,071	11,902	2,598	4,205	14,366	4,163	2014	2011	Jeddah Way
Newtown Square, PA	—	1,930	14,420	2,006	1,975	16,381	6,782	2013	2004	333 S Newtown Street Road
Norman, OK	—	1,480	33,330	1,409	1,480	34,739	10,103	2012	1985	800 Canadian Trails Drive
North Canton, OH	—	1,726	24,588	2,224	1,726	26,812	2,917	2022	2017	850 Applegrove Street
North Ridgeville, OH	—	1,780	29,390	157	1,790	29,537	1,688	2022	2020	33770 Bagley Road
North Tonawanda, NY	8,180	1,249	7,360	995	1,573	8,031	1,812	2019	2005	705 Sandra Lane
North Tonawanda, NY	—	1,426	17,572	930	1,528	18,400	1,505	2022	2009	3959 Forest Park Way
North Tustin, CA	—	2,880	18,059	1,881	3,044	19,776	6,320	2013	2000	12291 Newport Avenue
North Wales, PA	—	1,968	18,356	1,059	1,971	19,412	3,002	2021	2013	1419 Horsham Road
Northville, MI	—	2,221	12,710	1,961	2,221	14,671	210	2023	2019	44600 Five Mile Road
Novi, MI	—	3,877	30,891	6,155	3,877	37,046	432	2023	2021	42400 W 12 Mile Road
Oak Harbor, WA	—	739	7,698	963	739	8,661	1,837	2019	1998	171 SW 6th Avenue
Oak Park, IL	—	1,250	40,383	4,272	1,250	44,655	16,251	2012	2004	1035 Madison Street
Oakdale, PA	13,745	1,917	11,954	971	1,934	12,908	2,865	2019	2017	7420 Steubenville Pike
Oakland, CA	—	3,877	47,508	4,764	4,117	52,032	18,233	2013	1999	11889 Skyline Boulevard
Oakton, VA	—	2,250	37,576	4,286	2,393	41,719	14,470	2013	1997	2863 Hunter Mill Road
Oakville, ON	7,117	2,134	29,963	3,953	2,258	33,792	11,529	2013	1994	25 Lakeshore Road W
Oakville, ON	3,743	1,271	13,754	2,304	1,343	15,986	4,962	2013	1988	345 Church Street
Ocala, FL	—	1,340	10,564	694	1,340	11,258	4,266	2008	2009	2650 SE 18th Avenue
Odessa, TX	—	346	3,506	422	384	3,890	524	2021	1954	311 W 4th Street
Ogden, UT	—	360	6,700	2,114	360	8,814	4,043	2004	1998	1340 N Washington Boulevard
Oklahoma City, OK	—	590	7,513	335	590	7,848	3,292	2007	2008	13200 S May Avenue
Oklahoma City, OK	—	760	7,017	461	760	7,478	3,027	2007	2009	11320 N Council Road
Oklahoma City, OK	—	—	—	18,268	1,590	16,678	2,216	2014	2016	2800 SW 131st Street
Oklahoma City, OK	—	5,962	27,717	—	5,962	27,717	32,208	2021	1984	1404 NW 122nd Street
Okotoks, AB	18,482	714	20,943	1,702	771	22,588	6,400	2015	2010	47 Riverside Gate
Olney, IL	—	897	4,805	435	923	5,214	932	2021	1999	1110 N East Street
Olney, IL	—	534	2,234	511	563	2,716	590	2021	1998	1110 N East Street
Omaha, NE	—	370	10,230	362	370	10,592	3,779	2010	1998	11909 Miracle Hills Drive
Omaha, NE	—	380	8,769	493	380	9,262	3,444	2010	1999	5728 S 108th Street
Omaha, NE	7,809	1,623	12,027	780	1,623	12,807	1,226	2022	2010	7205 N 73rd Plaza Circle
Orange, CA	33,935	8,021	64,689	2,778	8,021	67,467	11,040	2019	2018	630 the City Drive S
Orem, UT	—	1,395	8,775	451	1,419	9,202	1,662	2021	1987	325 W Center
Ormond Beach, FL	—	3,428	16,941	460	3,441	17,388	3,103	2021	1984	101 Clyde Morris Boulevard
Ottawa, ON	11,901	1,341	15,425	4,468	1,438	19,796	4,388	2015	2001	110 Berrigan Drive
Ottawa, ON	7,264	2,809	27,299	4,608	2,935	31,781	11,604	2013	1998	43 Aylmer Avenue
Ottawa, ON	3,767	1,156	9,758	1,124	1,245	10,793	3,691	2013	1998	1351 Hunt Club Road
Ottawa, ON	4,920	746	7,800	1,425	822	9,149	3,019	2013	1999	140 Darlington Private
Ottawa, ON	—	1,176	12,764	1,355	1,271	14,024	3,012	2015	1987	10 Vaughan Street
Ottawa, ON	17,386	4,256	39,141	2,624	4,406	41,615	10,838	2015	2005	751 Peter Morand Crescent
Ottawa, ON	6,088	2,252	7,575	—	2,252	7,575	3,514	2015	1989	1 Eaton Street
Ottawa, ON	11,602	2,963	26,424	3,758	3,172	29,973	7,059	2015	2008	691 Valin Street
Ottawa, ON	8,748	1,561	18,170	3,773	1,765	21,739	5,167	2015	2006	22 Barnstone Drive
Ottawa, ON	11,131	3,403	31,090	4,115	3,647	34,961	7,602	2015	2009	990 Hunt Club Road
Ottawa, ON	—	3,411	28,335	6,754	3,649	34,851	9,107	2015	2009	2 Valley Stream Drive
Outremont, QC	15,011	6,746	45,981	13,819	6,971	59,575	15,071	2018	1976	1000, Avenue Rockland
Overland Park, KS	—	1,540	16,269	4,637	1,670	20,776	7,075	2012	1998	9201 Foster
Oviedo, FL	—	3,350	31,147	357	3,346	31,508	5,102	2021	2002	7015 Red Bug Lake Road
Painesville, OH	—	1,407	12,500	158	1,407	12,658	678	2020	2022	1504 Jackson Street
Painted Post, NY	8,812	1,326	13,400	690	1,259	14,157	1,355	2022	2012	110 Creekside Drive
Palestine, TX	—	180	4,320	3,363	180	7,683	2,696	2006	2005	1625 W Spring Street
Palm Coast, FL	—	870	10,957	690	870	11,647	4,290	2008	2010	50 Town Court
Palm Desert, CA	—	13,628	58,446	3,052	13,683	61,443	11,396	2021	1985	41505 Carlotta Drive
Palm Desert, CA	—	6,193	83,052	2,297	6,193	85,349	5,432	2022	2010	39905 Via Scena
Palo Alto, CA	25,050	—	39,639	3,881	43	43,477	15,111	2013	2007	2701 El Camino Real
Paramus, NJ	—	2,840	35,728	2,377	2,986	37,959	12,860	2013	1998	567 Paramus Road
Paris, IL	—	688	6,203	562	719	6,734	899	2021	2001	146 Brookstone Lane
Paris, TX	—	490	5,452	1,186	490	6,638	5,597	2005	2006	750 N Collegiate Drive
Parma, OH	11,115	1,533	9,221	785	1,536	10,003	2,235	2019	2016	11500 Huffman Road
Paso Robles, CA	—	1,770	8,630	7,252	1,770	15,882	6,857	2002	1998	1919 Creston Road
Peabody, MA	—	2,250	16,071	1,459	2,380	17,400	5,320	2013	1994	73 Margin Street
Peasmarsh, UK	—	—	—	67,110	5,533	61,577	19,939	2013	2006	Astolat Way, Peasmarsh
Pella, IA	—	870	6,716	538	938	7,186	2,207	2012	2002	2602 Fifield Road
Pembroke, ON	—	1,931	9,427	1,921	1,963	11,316	3,908	2012	1999	1111 Pembroke Street W
Pennington, NJ	—	1,380	27,620	4,879	1,542	32,337	9,961	2011	2000	143 W Franklin Avenue
Pensacola, FL	—	2,945	29,148	2,798	2,945	31,946	251	2023	2017	428 Airport Boulevard
Penticton, BC	—	3,706	46,717	4,962	3,799	51,586	5,915	2022	2015	3475 Wilson Street
Peoria, AZ	—	766	21,796	2,676	766	24,472	5,496	2018	2014	13391 N 94th Drive
Peoria, AZ	—	2,006	12,091	976	2,023	13,050	2,337	2021	1997	13619 N 94th Drive
Pflugerville, TX	—	—	—	40,987	5,978	35,009	258	2021	2024	305 E Pflugerville Parkway
Pickerington, OH	—	2,815	26,921	695	2,864	27,567	1,956	2022	2019	602 Redbud Road
Pittsburgh, PA	—	1,580	18,017	11,928	1,635	29,890	8,167	2013	2009	900 Lincoln Club Drive
Pittsburgh, PA	—	2,850	22,019	2,689	2,850	24,708	292	2023	2019	8651 Care Lane
Pittsburgh, PA	—	3,815	33,052	3,764	3,815	36,816	359	2023	2021	8870 Duncan Avenue
Pittston, PA	—	1,644	13,756	863	1,644	14,619	1,538	2022	2019	900 N Twp Boulevard
Placentia, CA	—	8,480	17,076	6,977	8,528	24,005	8,442	2016	1987	1180 N Bradford Avenue
Plainview, NY	—	3,066	19,901	2,236	3,197	22,006	7,238	2013	2001	1231 Old Country Road
Plano, TX	28,960	3,120	59,950	7,395	3,294	67,171	25,545	2013	2006	4800 W Parker Road
Plano, TX	—	1,750	15,390	2,259	1,750	17,649	4,325	2016	2014	3690 Mapleshade Lane
Plano, TX	—	3,079	32,970	3,978	3,079	36,948	1,120	2023	2006	7001 Plano Parkway
Plattsmouth, NE	—	250	5,650	261	250	5,911	2,192	2010	1999	1913 E Highway 34
Playa Vista, CA	—	1,580	40,531	4,935	1,707	45,339	15,466	2013	2006	5555 Playa Vista Drive
Pleasanton, CA	—	—	—	52,474	3,676	48,798	6,667	2016	2017	5700 Pleasant Hill Road
Port Perry, ON	9,777	3,685	26,788	3,861	3,879	30,455	6,983	2015	2009	15987 Simcoe Street
Port St. Lucie, FL	—	8,700	47,230	21,945	8,700	69,175	26,278	2008	2010	10685 SW Stony Creek Way
Portage, MI	40,055	2,880	59,764	3,038	2,892	62,790	11,500	2019	2017	3951 W Milham Avenue
Porterville, CA	—	1,739	15,190	1,664	1,866	16,727	2,399	2021	1999	2500 W Henderson Avenue
Potomac, MD	—	—	—	58,278	6,648	51,630	6,034	2018	2021	10800 Potomac Tennis Lane
Princeton, NJ	—	1,730	30,888	7,792	1,845	38,565	11,536	2011	2001	155 Raymond Road
Princeton, NJ	—	—	(151)	31,468	3,719	27,598	1,234	2020	2001	775 Mount Lucas Road
Purley, UK	—	7,365	35,161	4,650	7,590	39,586	14,766	2012	2005	21 Russell Hill Road
Puyallup, WA	—	1,150	20,776	7,313	1,156	28,083	10,223	2010	1985	123 Fourth Avenue NW
Quebec City, QC	5,426	2,420	21,977	5,197	2,500	27,094	5,809	2018	2000	795, Rue Alain
Quebec City, QC	10,350	3,300	28,325	6,398	3,409	34,614	7,600	2018	1987	650 and 700, Avenue Murray
Quebec City, QC	8,835	8,251	53,286	10,426	8,251	63,712	3,485	2023	2005	777 Rue de Belmont
Quebec City, QC	2,391	4,314	29,822	3,465	4,314	33,287	3,669	2023	2008	1050 Bd Lebourgneuf
Queensbury, NY	—	1,260	21,744	4,345	1,273	26,076	6,673	2015	1999	27 Woodvale Road
Quincy, IL	—	2,328	16,254	625	2,332	16,875	2,396	2021	2005	823 S 36th Street
Rancho Cucamonga, CA	—	1,480	10,055	2,674	2,084	12,125	5,203	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	—	5,450	60,034	9,893	5,450	69,927	23,699	2012	2004	5701 Crestridge Road
Randolph, NJ	29,300	1,540	46,934	3,454	1,760	50,168	16,519	2013	2006	648 Route 10 W
Rantoul, IL	—	579	4,576	439	584	5,010	770	2021	2002	300 Twin Lakes Drive
Red Deer, AB	—	1,247	19,283	2,687	1,318	21,899	5,737	2015	2004	3100 - 22 Street
Red Deer, AB	—	1,199	22,339	3,509	1,247	25,800	7,109	2015	2004	10 Inglewood Drive
Redding, CA	24,995	4,474	36,557	2,028	4,474	38,585	7,108	2019	2017	2150 Bechelli Lane
Redding, CA	—	2,639	10,290	537	2,675	10,791	1,971	2021	1985	451 Hilltop Drive
Redlands, CA	—	1,966	40,425	1,176	1,977	41,590	5,545	2021	1988	10 Terracina Boulevard
Redwood City, CA	—	—	—	61,421	457	60,964	2,027	2019	2021	2991 El Camino Real
Regina, SK	4,722	1,485	21,148	2,407	1,666	23,374	8,266	2013	1999	3651 Albert Street
Regina, SK	4,770	1,244	21,036	2,287	1,343	23,224	7,640	2013	2004	3105 Hillsdale Street
Regina, SK	13,186	1,539	24,053	4,775	1,644	28,723	6,784	2015	1992	1801 McIntyre Street
Rehoboth Beach, DE	—	960	24,248	9,715	993	33,930	10,800	2010	1999	36101 Seaside Boulevard
Reno, NV	—	1,060	11,440	4,104	1,060	15,544	6,954	2004	1998	5165 Summit Ridge Court
Richmond, VA	—	6,501	23,697	207	6,528	23,877	3,919	2021	2007	10300 Three Chopt Road
Ridgeland, MS	—	520	7,675	4,300	520	11,975	5,354	2003	1997	410 Orchard Park
Ridgeland, MS	—	2,659	27,435	1,973	2,659	29,408	213	2023	2010	608 Steed Road
Rimouski, QC	6,323	2,820	30,658	8,000	2,820	38,658	920	2023	1954	280 Ave Belzile
Riviere-du-loup, QC	2,085	592	7,601	1,678	681	9,190	2,763	2015	1956	35 Rue des Cedres
Riviere-du-loup, QC	10,486	1,454	16,848	6,057	1,797	22,562	7,164	2015	1993	230-235 Rue des Chenes
Robinson, IL	—	660	3,667	415	663	4,079	770	2021	1999	1101 N Monroe Street
Rockford, IL	—	1,006	5,119	652	1,024	5,753	984	2021	2003	3495 McFarland Road
Rockwall, TX	—	2,220	17,650	1,050	2,220	18,700	4,047	2012	2014	720 E Ralph Hall Parkway
Rocky Hill, CT	—	1,090	6,710	6,299	45	14,054	5,216	2003	1996	60 Cold Spring Road
Rohnert Park, CA	—	6,500	18,700	6,405	6,546	25,059	11,749	2005	1986	4855 Snyder Lane
Romeoville, IL	—	854	12,646	63,433	6,139	70,794	24,739	2006	2010	605 S Edward Drive
Roseburg, OR	—	979	14,453	324	980	14,776	2,705	2021	1984	1800 Hughwood
Roseville, MN	—	1,540	35,877	2,218	1,648	37,987	12,107	2013	2002	2555 Snelling Avenue N
Roseville, CA	—	3,300	41,652	7,781	3,300	49,433	14,162	2016	2000	5161 Foothills Boulevard
Roseville, CA	—	3,011	55,669	—	3,011	55,669	3,104	2022	2021	2400 Pleasant Grove Boulevard
Roswell, GA	—	1,107	9,627	5,402	1,114	15,022	10,322	1997	1999	655 Mansell Road
Roswell, GA	—	2,080	6,486	4,504	2,380	10,690	4,168	2012	1997	75 Magnolia Street
Round Rock, TX	—	2,358	15,477	111	2,358	15,588	1,978	2021	2007	310 Chisholm Trail
Rowlett, TX	—	1,612	21,319	280	1,629	21,582	2,185	2020	2019	4205-4209 Dalrock Road
Sabre Springs, CA	—	—	—	47,177	3,726	43,451	5,751	2016	2017	12515 Springhurst Drive
Sachse, TX	—	6,346	30,025	905	6,225	31,051	1,007	2021	2023	Bunker Hill Road
Sacramento, CA	—	940	14,781	7,499	952	22,268	7,395	2010	1978	6350 Riverside Boulevard
Sacramento, CA	—	1,300	23,394	2,485	1,369	25,810	8,641	2013	2004	345 Munroe Street
Saginaw, MI	—	1,483	17,915	1,005	1,535	18,868	3,164	2021	1997	4141 McCarty Road
Sainte Marie, QC	10,577	3,960	26,336	6,418	3,960	32,754	2,098	2023	2006	46 Av du Bocage
Saint-Georges, QC	6,901	3,105	20,518	6,516	3,105	27,034	556	2023	1986	1020 175e Rue
Saint-lambert, QC	28,857	10,259	61,903	11,782	11,238	72,706	25,551	2015	1989	1705 Avenue Victoria
Salaberry-de-Valleyfield, QC	13,843	1,874	15,120	2,830	1,924	17,900	2,306	2022	1970	88 Rue Dufferin
Salem, OR	—	918	9,659	1,452	918	11,111	2,093	2020	1999	4452 Lancaster Drive NE
Salem, OR	—	1,227	8,632	1,601	1,227	10,233	2,059	2020	1997	4050 12th Street Cutoff SE
Salem, OR	—	—	—	23,014	2,877	20,137	3,354	2021	1980	707 Madrona Avenue SE
Salinas, CA	—	5,110	41,424	12,123	5,155	53,502	16,332	2016	1990	1320 Padre Drive
Salisbury, UK	—	2,720	15,269	4,044	2,810	19,223	4,814	2014	2013	Shapland Close
Salt Lake City, UT	—	1,360	19,691	2,604	1,396	22,259	9,201	2011	1986	1430 E 4500 S
San Antonio, TX	—	—	—	37,179	6,120	31,059	10,474	2010	2011	2702 Cembalo Boulevard
San Antonio, TX	—	—	—	67,009	5,045	61,964	12,864	2017	2015	11300 Wild Pine
San Antonio, TX	—	11,686	69,930	8,852	11,686	78,782	15,163	2019	2016	6870 Heuermann Road
San Antonio, TX	—	2,262	31,075	2,720	2,262	33,795	1,259	2023	2016	15430 Huebner Road
San Diego, CA	—	5,810	63,078	9,848	5,810	72,926	26,934	2012	2001	13075 Evening Creek Drive S
San Diego, CA	—	3,000	27,164	2,652	3,016	29,800	9,618	2013	2003	810 Turquoise Street
San Diego, CA	27,765	4,179	40,328	1,829	4,179	42,157	6,717	2019	2017	955 Grand Avenue
San Francisco, CA	—	5,920	91,639	15,040	5,920	106,679	29,368	2016	1998	1550 Sutter Street
San Francisco, CA	—	11,800	77,214	12,022	11,800	89,236	24,463	2016	1923	1601 19th Avenue
San Francisco, CA	—	—	—	52,609	13,894	38,715	2,271	2019	1992	1450 Post Street
San Gabriel, CA	—	3,120	15,566	2,273	3,170	17,789	6,147	2013	2005	8332 Huntington Drive
San Jose, CA	—	3,280	46,823	9,509	3,280	56,332	18,928	2012	2002	500 S Winchester Boulevard
San Jose, CA	—	11,900	27,647	6,213	11,966	33,794	10,049	2016	2002	4855 San Felipe Road
San Rafael, CA	—	1620	27392	5,716	1620	33108	8610	2016	2001	111 Merrydale Road
San Ramon, CA	—	8,700	72,223	13,937	8,781	86,079	22,887	2016	1992	9199 Fircrest Lane
Sand Springs, OK	—	910	19,654	714	915	20,363	6,041	2012	2002	4402 S 129th Avenue W
Sandy Springs, GA	—	2,214	8,360	2,036	2,220	10,390	4,741	2012	1997	5455 Glenridge Drive NE
Santa Ana, CA	—	2,077	3,145	1,720	2,077	4,865	1,124	2021	1992	3730 S Greenville Street
Santa Monica, CA	15,820	5,250	28,340	2,079	5,266	30,403	10,074	2013	2004	1312 15th Street
Santa Rosa, CA	—	2,250	26,273	4,400	2,309	30,614	8,376	2016	2001	4225 Wayvern Drive
Santa Rosa, CA	—	6,484	52,195	1,910	6,484	54,105	4,294	2022	2013	4210 Thomas Lake Harris Drive
Sarasota, FL	—	20,105	96,495	8,622	19,723	105,499	11,717	2021	1985	3260 Lake Pointe Boulevard
Saskatoon, SK	2,913	981	13,905	1,530	1,031	15,385	4,360	2013	1999	220 24th Street E
Saskatoon, SK	11,301	1,382	17,609	2,237	1,553	19,675	6,223	2013	2004	1622 Acadia Drive
Savannah, GA	—	1,733	16,218	1,372	1,748	17,575	2,428	2021	1998	6206 Waters Avenue
Schaumburg, IL	—	2,460	22,863	2,107	2,504	24,926	8,967	2013	2001	790 N Plum Grove Road
Schererville, IN	—	3,693	30,512	4,264	3,693	34,776	811	2023	2017	7770 Burr Street
Scottsdale, AZ	—	2,500	3,890	3,770	2,500	7,660	3,099	2008	1998	9410 E Thunderbird Road
Scranton, PA	9,934	896	10,591	788	896	11,379	2,380	2019	2014	1651 Dickson Avenue
Seal Beach, CA	—	6,204	72,954	4,709	6,308	77,559	28,806	2013	2004	3850 Lampson Avenue
Seattle, WA	27,180	10,670	37,291	4,692	10,700	41,953	17,584	2010	2005	805 4th Avenue N
Seattle, WA	—	1,150	19,887	3,277	1,150	23,164	6,576	2015	1995	11039 17th Avenue
Selbyville, DE	—	750	25,912	1,999	769	27,892	9,393	2010	2008	21111 Arrington Drive
Sevenoaks, UK	—	6,181	40240	4849	6384	44886	17538	2012	2009	64 - 70 Westerham Road
Severna Park, MD	—	—	67,623	7,159	44	74738	18,643	2016	1997	43 W McKinsey Road
Shawnee, KS	—	2,109	22,141	560	2,109	22,701	1,597	2022	2020	7200 Silverheel Street
Shelby Township, MI	13,180	1,040	26,344	1,399	1,110	27,673	9,321	2013	2006	46471 Hayes Road
Sherman, TX	—	700	5,221	1,823	700	7,044	2,578	2005	2006	1011 E Pecan Grove Road
Sherman, TX	—	1,712	22,567	585	1,850	23,014	3,802	2021	1986	3701 N Loy Lake Road
Shrewsbury, NJ	—	2,120	38,116	5,101	2,165	43,172	14,377	2010	2000	5 Meridian Way
Sidcup, UK	—	7,446	56,570	9,015	7,659	65,372	24,911	2012	2000	Frognal Avenue
Silver Spring, MD	—	—	—	64,994	3,449	61,545	8,093	2016	2018	2201 Colston Drive
Simi Valley, CA	—	3,200	16,664	3,019	3,340	19,543	7,791	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	—	5,510	51,406	9,793	5,510	61,199	18,153	2016	2003	5300 E Los Angeles Avenue
Simi Valley, CA	—	3,084	41,629	—	3,084	41,629	2,528	2022	2021	3110 Royal Avenue
Solihull, UK	—	2,844	26,402	—	2,844	26,402	11,749	2012	2009	1270 Warwick Road
Solihull, UK	—	—	—	25,274	2,393	22,881	7,201	2018	2009	1270 Warwick Road
Solihull, UK	—	3,571	26,053	2,730	3,666	28,688	9,781	2013	2007	1 Worcester Way
Solihull, UK	—	1,851	10,585	1,322	1,911	11,847	2,555	2015	2016	Warwick Road
Sonning, UK	—	5,644	42,155	4,022	5,807	46,014	15,953	2013	2009	Old Bath Road
Sonoma, CA	—	1,100	18,400	6,821	1,109	25,212	11,692	2005	1988	800 Oregon Street
Sonoma, CA	—	2,820	21,890	4,285	2,819	26,176	7,551	2016	2005	91 Napa Road
South Haven, MI	—	1,140	7,793	675	1,140	8,468	1,105	2022	2001	706 Kentucky Avenue
South Jordan, UT	—	4,646	42,705	5,078	4,646	47,783	9,826	2020	2015	11289 Oakmond Road
Southbourne, UK	—	—	—	53,212	5,709	47,503	16,249	2013	2008	42 Belle Vue Road
Southlake, TX	—	6,207	56,805	9,829	6,207	66,634	16,348	2019	2008	101 Watermere Drive
Spokane, WA	—	3,200	25,064	5,966	3,200	31,030	11,525	2013	2001	3117 E Chaser Lane
Spokane, WA	—	2,580	25,342	5,204	2,580	30,546	10,612	2013	1999	1110 E Westview Court
Spokane, WA	—	1,334	11,997	357	1,334	12,354	1,906	2021	1985	1616 E 30th Avenue
Springdale, AR	—	2,950	28,237	475	2,965	28,697	4,904	2021	1996	5000 Arkanshire Circle
Springfield, IL	—	1,166	18,767	842	1,172	19,603	2,595	2021	1990	2601 Montvale Drive
Springfield, MO	—	1667	17972	1,007	1691	18955	2405	2021	1987	2900 S Jefferson
St Bruno, QC	—	9,260	62,817	5,808	9,260	68,625	1,208	2023	2022	1470 Rue Roberval
St Charles, MO	—	3,451	41,346	3,570	3,451	44,916	632	2023	2018	3330 Ehlmann Road
St. Albert, AB	6,057	1,145	17,863	1,965	1,234	19,739	7,359	2014	2005	78c McKenney Avenue
St. Johns, MI	—	794	5,682	293	794	5,975	653	2022	2008	1507 Glastonbury Drive
St. Petersburg, FL	—	9,218	39,883	3,292	9,540	42,853	13,400	2021	1973	1255 Pasadena Avenue S
Stephenville, TX	—	1,072	3,464	1,447	1,072	4,911	906	2021	1990	2305 Lingleville Highway
Stittsville, ON	—	1,175	17,397	1,839	1,300	19,111	6,212	2013	1996	1340 - 1354 Main Street
Stockport, UK	—	—	—	31,929	4,511	27,418	9,936	2013	2008	1 Dairyground Road
Stockton, CA	—	2,280	5,983	5,575	2,372	11,466	4,048	2010	1988	6725 Inglewood
Strongsville, OH	8,726	1,128	10,940	758	1,132	11,694	2,870	2019	2017	15100 Howe Road
Strongsville, OH	—	2,577	13,463	825	2,578	14,287	2,462	2021	2002	19205 Pearl Road
Stuart, FL	—	5,276	24,182	1,284	5,276	25,466	4,819	2019	2019	2625 SE Cove Road
Studio City, CA	—	4,006	25,307	2,541	4,124	27,730	10,008	2013	2004	4610 Coldwater Canyon Avenue
Suffield, CT	—	4,439	31,660	3,665	4,736	35,028	7,296	2019	1998	7 Canal Road
Sugar Land, TX	—	960	31,423	2,192	960	33,615	12,651	2011	1996	1221 Seventh Street
Sugar Land, TX	—	4,272	60,493	7,231	4,272	67,724	16,647	2017	2015	744 Brooks Street
Summerville, SC	—	2,175	18,017	655	2,175	18,672	2,186	2021	2017	4015 2nd Avenue
Summerville, SC	—	6,862	75991	2907	6862	78898	436	2023	2022	267 Grand Cypress Road
Summit, NJ	—	3,080	14,152	14,665	3084	28813	5,401	2011	2001	41 Springfield Avenue
Sun City West, AZ	—	1,250	21,778	3,877	1,250	25,655	8,523	2012	1998	13810 W Sandridge Drive
Sunninghill, UK	—	11,632	42,233	713	11,622	42,956	7,765	2014	2017	Bagshot Road
Sunnyvale, CA	—	5,420	41,682	4,881	5,420	46,563	16,763	2012	2002	1039 E El Camino Real
Sunnyvale, CA	—	15,005	61,543	4,721	15,005	66,264	610	2020	2023	581 E Fremont Avenue
Surrey, BC	4,796	3,605	18,818	2,965	3,807	21,581	8,517	2013	2000	16028 83rd Avenue
Sutton, UK	—	4,096	14,532	2,188	4,231	16,585	3,261	2015	2016	123 Westmead Road
Sutton Coldfield, UK	—	2,807	11,313	1,391	2,899	12,612	2,521	2015	2016	134 Jockey Road
Suwanee, GA	—	1,560	11,538	1,972	1,560	13,510	5,658	2012	2000	4315 Johns Creek Parkway
Swartz Creek, MI	—	925	7,524	454	935	7,968	877	2022	2017	4276 Kroger Drive
Sway, UK	—	4,145	15,508	1,836	4,282	17,207	5,263	2014	2008	Sway Place
Swift Current, SK	—	492	10,119	1,547	521	11,637	4,114	2013	2001	301 Macoun Drive
Sycamore, IL	—	1,033	11,401	668	1,048	12,054	1,714	2021	2003	1440 Somonauk Street
Sylvania, OH	10,686	1,205	11,991	70	1,209	12,057	2,119	2019	2019	4120 King Road
Syracuse, NY	12,103	1,440	11,675	1,140	1,577	12,678	2,796	2019	2011	6715 Buckley Road
Tacoma, WA	—	4,170	73,377	19,528	4,170	92,905	30,345	2016	1987	8201 6th Avenue
Tallmadge, OH	14,195	1,096	19,504	1,176	1,096	20,680	1,868	2022	2016	73 East Avenue
Tarboro, NC	—	1,643	11,124	1,696	1,709	12,754	7,140	2021	1983	200 Trade Street
Taylor, PA	11,700	1,942	12,011	77	1,983	12,047	1,875	2019	2020	512 Oak Street
Temple, TX	—	—	—	794	182	612	1	2021	1900	8015 W Adams Avenue
Texarkana, TX	—	1,403	7,512	1,711	1,491	9,135	1,252	2021	1999	5415 Cowhorn Creek Road
The Villages, FL	—	1,268	57,570	8,837	1,268	66,407	840	2023	2013	1490 Killingsworth Way
The Woodlands, TX	—	480	12,379	999	480	13,378	5,096	2011	1999	7950 Bay Branch Drive
Tipp City, OH	—	1,223	15,421	1,482	1,223	16,903	2,214	2022	2018	8001 Red Buckeye Drive
Toms River, NJ	—	1,610	34,627	2,622	1,708	37,151	12,720	2010	2005	1587 Old Freehold Road
Tonawanda, NY	13,656	1,554	13,332	1,473	1,649	14,710	3,320	2019	2011	300 Fries Road
Tonawanda, NY	14,230	2,460	12,564	1,618	2,489	14,153	3,361	2019	2009	285 Crestmount Avenue
Topeka, KS	—	260	12712	363	260	13075	4042	2012	2011	1931 SW Arvonia Place
Toronto, ON	4,058	1,079	5,364	1,114	1,097	6,460	2,233	2013	1982	25 Centennial Park Road
Toronto, ON	—	3,400	32,757	3,946	3,697	36,406	12,561	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	—	5,304	53,488	5,742	5,596	58,938	22,846	2013	1988	8 the Donway E
Toronto, ON	—	2,008	19,620	7,445	2,054	27,019	5,874	2015	1999	4251 Dundas Street W
Toronto, ON	31,242	5,132	41,657	6,261	5,417	47,633	16,375	2015	1964	10 William Morgan Drive
Toronto, ON	7,018	2,480	7,571	4,119	2,906	11,264	3,022	2015	1971	123 Spadina Road
Torrance, CA	—	3,497	73,138	608	3,519	73,724	13,933	2016	2016	25535 Hawthorne Boulevard
Traverse City, MI	—	1,042	26,327	2,488	1,074	28,783	4,005	2021	2001	3950 Sumac Drive
Troy, NY	—	1,787	14,123	639	1,777	14,772	1,808	2021	1997	59 Harris Road
Tuckahoe, NY	—	9,298	30,934	1,796	9,350	32,678	4,832	2021	1999	1 Rivervue Place
Tucson, AZ	—	830	6,179	8,196	830	14,375	4,704	2012	1997	5660 N Kolb Road
Tucson, AZ	—	6,978	78,932	5,026	7,049	83,887	17,316	2021	1987	2001 W Rudasill Road
Tulsa, OK	—	1,330	21,285	3,104	1,448	24,271	11,765	2010	1986	8887 S Lewis Avenue
Tulsa, OK	—	1,614	20,504	—	1,614	20,504	11,121	2010	1984	9524 E 71st Street
Tulsa, OK	—	1,320	10,087	252	1,320	10,339	3,375	2011	2012	7902 S Mingo Road E
Tulsa, OK	12,301	1,752	28,421	243	1,752	28,664	5,328	2017	2014	701 W 71st Street S
Tulsa, OK	—	3,161	14,219	289	3,220	14,449	2,522	2021	2005	7401 Riverside Drive
Tulsa, OK	—	3,053	15,596	2,933	3,053	18,529	911	2023	2017	10802 E 81st Street
Turlock, CA	—	2,266	13,002	1,862	2,266	14,864	3,468	2019	2001	3791 Crowell Road
Tuscola, IL	—	477	5,582	427	506	5,980	863	2021	2004	1106 E Northline Road
Twinsburg, OH	8,366	1,042	8,396	616	1,071	8,983	2,305	2019	2016	3092 Kendal Lane
Tyler, TX	—	650	5,268	1,288	650	6,556	2,556	2006	2007	5550 Old Jacksonville Highway
Tyler, TX	—	1,306	10,515	954	1,386	11,389	1,657	2021	1998	506 Rice Road
Upland, CA	—	3,160	42,596	649	3,160	43,245	11,006	2015	2014	2419 N Euclid Avenue
Upper Providence, PA	—	1,900	28,195	999	1,909	29,185	6,667	2013	2015	1133 Black Rock Road
Upper St Claire, PA	—	1,102	13,455	2,252	1,232	15,577	5,932	2013	2005	500 Village Drive
Urbandale, IA	—	1,758	5,514	1,098	1,758	6,612	1,529	2021	2012	8525 Urbandale Avenue
Utica, NY	—	2,596	36,067	2,392	2,596	38,459	4,330	2022	2018	1 Patriot Circle
Vacaville, CA	—	900	17,100	6,722	900	23,822	10,803	2005	1987	799 Yellowstone Drive
Vallejo, CA	—	4,000	18,000	7,347	4,030	25,317	11,630	2005	1989	350 Locust Drive
Vallejo, CA	—	2,330	15,407	2,650	2,330	18,057	7,091	2010	1990	2261 Tuolumne
Vancouver, WA	—	1,820	19,042	2,239	1,821	21,280	8,189	2010	2006	10011 NE 118th Avenue
Vancouver, WA	—	1,406	14,328	1,239	1,406	15,567	2,705	2020	2001	201 NW 78th Street
Vancouver, WA	—	4,783	97,858	12,825	4,783	110,683	12,042	2022	2001	5500 NE 82nd Avenue
Vancouver, WA	—	5,188	101,400	11,839	5,188	113,239	12,034	2022	2008	415 SE 177th Avenue
Vancouver, WA	—	1,477	22,773	862	1,477	23,635	1,882	2022	2015	5300 NE 82nd Avenue
Vancouver, BC	—	7,282	6,572	2,880	7,552	9,182	6,134	2015	1974	2803 W 41st Avenue
Vandalia, IL	—	800	5,334	353	832	5,655	1,037	2021	2003	1607 W Fillmore Street
Vankleek Hill, ON	—	389	2,960	648	412	3,585	1,438	2013	1987	48 Wall Street
Vaudreuil, QC	6,794	1,852	14,214	2,578	1,932	16,712	5,034	2015	1975	333 Rue Querbes
Venice, FL	—	13,646	102,226	359	13,692	102,539	12,857	2021	2019	19600 Floridian Club Drive
Venice, FL	—	1,150	10,674	661	1,150	11,335	4,228	2008	2009	1600 Center Road
Vernon, BC	—	3,911	43,983	4,590	4,020	48,464	5,540	2022	2018	1800 58th Avenue
Vero Beach, FL	—	2,930	40,070	27,617	2,930	67,687	33,300	2007	2003	7955 16th Manor
Victoria, BC	5,272	2,856	18,038	2,046	3,025	19,915	7,421	2013	1974	3000 Shelbourne Street
Victoria, BC	—	3,681	15,774	1,939	3,886	17,508	6,749	2013	1988	3051 Shelbourne Street
Victoria, BC	—	2,476	15,379	2,343	2,626	17,572	4,602	2015	1990	3965 Shelbourne Street
Virginia Water, UK	—	7,106	29,937	6,808	5,579	38,272	17,618	2012	2002	Christ Church Road
Visalia, CA	—	868	16,855	2,967	911	19,779	2,814	2021	1987	4119 W Walnut Avenue
Voorhees, NJ	—	3,700	24,312	3,499	3,873	27,638	8,505	2012	2013	311 Route 73
Waco, TX	—	1,383	11,020	679	1,416	11,666	1,560	2021	1997	3209 Village Green Driver
Wall, NJ	—	1,650	25,350	4,443	1,731	29,712	9,709	2011	2003	2021 Highway 35
Walla Walla, WA	—	1,414	2,399	135	1,415	2,533	592	2021	1987	1400 Dalles Military Road
Walnut Creek, CA	—	3,700	12,467	3,796	3,826	16,137	6,969	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	—	10,320	100,890	23,303	10,469	124,044	34,763	2016	1988	1580 Geary Road
Walnut Creek, CA	—	7,167	107,732	12,962	7,224	120,637	10,986	2022	1991	1700 Tice Valley Boulevard
Walnut Creek, CA	—	4,243	—	—	4,243	—	—	2022	1900	1700 Tice Valley Boulevard
Wandsworth, UK	—	—	—	72,363	23,166	49,197	5,475	2017	2020	94 N Side Wandsworth Common
Warner Robins, GA	—	4,277	57,330	956	4,277	58,286	307	2023	2023	91 Bass Road
Warsaw, NY	—	2,148	8,452	832	2,148	9,284	1,367	2022	2019	5378 Conable Way
Washington, DC	—	4,021	68,700	—	4,021	68,700	19,672	2013	2004	5111 Connecticut Avenue NW
Washington Court House, OH	—	228	2,408	412	230	2,818	337	2021	1995	500 Glenn Avenue
Watchung, NJ	—	1,920	24,880	5,227	2,210	29,817	9,335	2011	2000	680 Mountain Boulevard
Waterford, MI	—	988	13,206	1,788	1,022	14,960	2,026	2021	1999	900 N Cass Lake Road
Waterville, OH	—	2,574	44,647	1,372	2,609	45,984	5,602	2020	2018	1470 Pray Boulevard
Waukee, IA	—	1,870	31,878	2,009	1,903	33,854	9,873	2012	2007	1650 SE Holiday Crest Circle
Waxahachie, TX	—	650	5,763	906	650	6,669	2,633	2007	2008	1329 Brown Street
Wayland, MA	—	1,207	27,462	2,485	1,364	29,790	10,880	2013	1997	285 Commonwealth Road
Weatherford, TX	—	660	5,261	919	660	6,180	2,494	2006	2007	1818 Martin Drive
Webster Groves, MO	—	1,790	15,425	3,143	1,846	18,512	7,141	2011	2012	45 E Lockwood Avenue
Wellesley, MA	—	4,690	77,462	1,711	4,690	79,173	21,688	2015	2012	23 & 27 Washington Street
Wentzville, MO	—	2,489	34,358	2,184	2,489	36,542	483	2023	2019	110 Perry Cate Boulevard
West Babylon, NY	—	3,960	47,085	3,157	4,062	50,140	16,458	2013	2003	580 Montauk Highway
West Bloomfield, MI	—	1,040	12,300	991	1,103	13,228	4,668	2013	2000	7005 Pontiac Trail
West Chester Township, OH	—	2,319	47,857	1,562	2,319	49,419	6,100	2020	2019	7129 Gilmore Road
West Hills, CA	—	2,600	7,521	2,130	2,658	9,593	4,346	2013	2002	9012 Topanga Canyon Road
West Kelowna, BC	—	3,739	32,443	3,386	3,833	35,735	3,881	2022	2005	2505 Ingram Road
West Seneca, NY	8,589	1,432	6,684	1,298	1,835	7,579	1,944	2019	2000	1187 Orchard Park Drive
West Seneca, NY	8,812	1,323	7,547	761	1,434	8,197	1,860	2019	2007	2341 Union Road
West Vancouver, BC	14,830	7,059	28,155	8,294	7,444	36,064	11,833	2013	1987	2095 Marine Drive
Westbourne, UK	—	5,441	41,420	8,127	5,610	49,378	17,974	2013	2006	16-18 Poole Road
Westerville, OH	—	1,257	9,550	416	1,257	9,966	952	2022	2013	865 Maxtown Road
Westerville, OH	20,207	1,908	29,363	106	1,908	29,469	915	2023	2012	730 N Spring Road
Westfield, MA	—	3,406	29,114	2,222	3,406	31,336	442	2023	2013	551 North Road
Westford, MA	—	1,440	32,607	974	1,468	33,553	8,650	2015	2013	108 Littleton Road
Westworth Village, TX	—	2,060	31,296	164	2,060	31,460	7,493	2014	2014	25 Leonard Trail
Weymouth, MA	—	7,688	71,023	—	7,688	71,023	342	2021	2023	1435 Main Street
Weymouth, UK	—	2,591	16,551	1,826	2,676	18,292	4,912	2014	2013	Cross Road
Wheatfield, NY	—	1,357	9,601	1,090	1,462	10,586	1,315	2022	2008	3979 Forest Park Way
White Marsh, MD	—	—	—	10,251	10,251	—	—	2021	1900	8110 Perry Hall Boulevard
White Oak, MD	—	2,304	24,768	3,483	2,463	28,092	9,738	2013	2002	11621 New Hampshire Avenue
Whitesboro, NY	11,639	1,630	12,001	1,219	1,840	13,010	2,806	2019	2015	4770 Middle Settlement Road
Wichita, KS	—	1,400	11,000	710	1,400	11,710	7,300	2006	1997	505 N Maize Road
Wichita, KS	—	630	19,747	1,194	630	20,941	6,173	2012	2009	2050 N Webb Road
Wichita, KS	—	900	10,134	486	900	10,620	3,498	2011	2012	10600 E 13th Street N
Willoughby, OH	11,514	1,309	10,540	753	1,332	11,270	2,367	2019	2016	35100 Chardon Road
Wilmington, DE	—	1,040	23,338	2,864	1,326	25,916	9,161	2013	2004	2215 Shipley Street
Wilmington, NC	—	1,538	28,202	499	1,550	28,689	4,117	2021	1991	1402 Hospital Plaza Drive
Wilmington, NC	26,019	6,427	35,832	960	6,427	36,792	210	2023	2017	7220 Myrtle Grove Road
Wilmington, NC	—	7,974	93,012	9,051	7,974	102,063	1,341	2023	2016	630 Carolina Bay Drive
Wimbledon, UK	—	—	—	25,531	7,684	17,847	4,121	2015	2016	6 Victoria Drive
Winchester, UK	—	6,009	29,405	2,938	6,206	32,146	11,633	2012	2010	Stockbridge Road
Winnipeg, MB	22,557	1,276	21,732	3,208	1,607	24,609	8,011	2013	1988	3161 Grant Avenue
Winnipeg, MB	10,314	1,317	15,609	3,465	1,401	18,990	5,546	2015	1999	125 Portsmouth Boulevard
Woking, UK	—	—	—	16,268	2,988	13,280	2,373	2016	2017	12 Streets Heath, W End
Wolverhampton, UK	—	—	—	13,466	3,033	10,433	4,332	2013	2008	73 Wergs Road
Woodland Hills, CA	—	3,400	20,478	1,774	3,456	22,196	8,138	2013	2005	20461 Ventura Boulevard
Wooster, OH	13,582	1,560	22,555	2,093	1,560	24,648	2,758	2022	2014	939 Portage Road
Wyoming, MI	—	3,373	25,319	2,591	3,380	27,903	4,322	2021	1999	2380 Aurora Pond Drive SW
Yakima, WA	—	1,104	10,707	618	1,195	11,234	1,589	2021	1988	620 N 34th Avenue
Yonkers, NY	—	3,962	50,107	3,572	4,074	53,567	17,995	2013	2005	65 Crisfield Street
Yorkton, SK	2,388	463	8,760	1,047	487	9,783	3,208	2013	2001	94 Russell Drive
Zionsville, IN	—	1,610	22,400	2,153	1,610	24,553	8,261	2010	2009	11755 N Michigan Road
Zionsville, IN	—	2,162	33,238	252	2,162	33,490	2,880	2021	2018	6800 Central Boulevard
Seniors Housing Operating Total	$1,760,778	$2,296,482	$20,037,488	$4,923,531	$2,620,060	$24,637,441	$5,754,186

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$—	$950	$20,987	$11,833	$950	$32,820	$6,884	2014	1998	6565 Central Park Boulevard
Abilene, TX	—	990	8,187	1,232	990	9,419	2,318	2014	1985	1250 E N 10th Street
Agawam, MA	—	880	13,942	—	880	13,942	9,534	2002	1993	1200 Suffield Street
Akron, OH	—	633	3,002	—	633	3,002	460	2018	1999	171 N Cleveland Massillon Road
Akron, OH	—	—	—	6,206	991	5,215	40	2021	2016	3522 Commercial Drive
Alexandria, VA	—	2,452	6,826	—	2,452	6,826	1,011	2018	1964	1510 Collingwood Road
Alhambra, CA	—	600	6,305	8,971	600	15,276	4,031	2011	1923	1118 N Stoneman Avenue
Allen Park, MI	—	1,767	5,025	—	1,767	5,025	753	2018	1960	9150 Allen Road
Allentown, PA	—	494	11,845	—	494	11,845	1,731	2018	1995	5151 Hamilton Boulevard
Allentown, PA	—	1,491	4,822	—	1,491	4,822	740	2018	1988	1265 Cedar Crest Boulevard
Alma, MI	—	1,267	6,543	—	1,267	6,543	888	2020	2009	1320 Pine Avenue
Amarillo, TX	—	1,273	11,705	—	1,273	11,705	1,488	2022	2015	1610 Research Street
Ann Arbor, MI	—	2,172	11,123	—	2,172	11,123	1,755	2018	1997	4701 E Huron River Drive
Annandale, VA	—	1,687	18,974	—	1,687	18,974	2,713	2018	2002	7104 Braddock Road
Arlington, VA	—	4,016	8,801	—	4,016	8,801	1,284	2018	1976	550 S Carlin Springs Road
Asheboro, NC	—	290	5,032	454	290	5,486	2,777	2003	1998	514 Vision Drive
Asheville, NC	—	204	3,489	30	204	3,519	2,260	1999	1999	4 Walden Ridge Drive
Asheville, NC	—	280	1,955	796	280	2,751	1,324	2003	1992	308 Overlook Road
Atchison, KS	—	140	5,610	24	140	5,634	1,272	2015	2001	1301 N 4th Street
Austin, TX	—	1,691	5,005	—	1,691	5,005	974	2018	2000	11630 Four Iron Drive
Avon, IN	—	900	19,444	—	900	19,444	5,154	2014	2013	10307 E County Road 100 N
Avon, CT	—	2,132	7,624	—	2,132	7,624	1,362	2018	2000	100 Fisher Drive
Azusa, CA	—	570	3,141	7,933	570	11,074	4,918	1998	1953	125 W Sierra Madre Avenue
Bad Axe, MI	—	1,317	5,972	—	1,317	5,972	908	2020	2010	150 Meadow Lane
Baldwin City, KS	—	190	4,810	58	190	4,868	1,129	2015	2000	321 Crimson Avenue
Ballymena, UK	—	487	8,503	—	487	8,503	256	2023	2000	28 Broughshane Road
Ballymena, UK	—	550	5,465	—	550	5,465	185	2023	2023	28 Broughshane Road
Baltimore, MD	—	4,306	4,303	—	4,306	4,303	687	2018	1978	6600 Ridge Road
Baltimore, MD	—	3,069	3,148	—	3,069	3,148	535	2018	1996	4669 Falls Road
Banbridge, UK	—	1,053	7,110	—	1,053	7,110	271	2023	2013	23 Bannview Road
Barberton, OH	—	1,307	9,310	—	1,307	9,310	1,350	2018	1979	85 Third Street
Bartlesville, OK	—	100	1,380	—	100	1,380	989	1996	1995	5420 SE Adams Boulevard
Bay City, MI	—	633	2,619	—	633	2,619	434	2018	1968	800 Mulholland Street
Bedford, PA	—	637	4,432	—	637	4,432	761	2018	1965	136 Donahoe Manor Road
Belfast, UK	—	1,066	6,401	—	1,066	6,401	254	2023	2015	420 Crumlin Road
Belfast, UK	—	145	6,561	—	145	6,561	177	2023	2020	420 Crumlin Road
Belfast, UK	—	816	4,957	—	816	4,957	196	2023	2010	250 Ballygomartin Road
Belfast, UK	—	777	20,072	—	777	20,072	571	2023	2021	375 N Queen Street
Belmont, CA	—	3,000	23,526	2,138	3,000	25,664	10,098	2011	1971	1301 Ralston Avenue
Belvidere, NJ	—	2,001	26,191	117	2,001	26,308	4,160	2019	2009	1 Brookfield Court

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Benbrook, TX	—	1,550	13,553	2,825	1,550	16,378	4,936	2011	1984	4242 Bryant Irvin Road
Berkeley, CA	10,853	3,050	32,677	5,172	3,050	37,849	10,428	2016	1966	2235 Sacramento Street
Bethel Park, PA	—	1,700	16,007	19	1,700	16,026	6,316	2007	2009	5785 Baptist Road
Bethel Park, PA	—	1,008	6,740	—	1,008	6,740	1,047	2018	1986	60 Highland Road
Bethesda, MD	—	2,218	6,869	—	2,218	6,869	983	2018	1974	6530 Democracy Boulevard
Bethlehem, PA	—	1,191	16,887	—	1,191	16,887	2,350	2018	1979	2021 Westgate Drive
Bethlehem, PA	—	1,143	13,588	—	1,143	13,588	1,902	2018	1982	2029 Westgate Drive
Beverly Hills, CA	—	6,000	13,385	203	6,000	13,588	3,151	2014	2000	220 N Clark Drive
Bexleyheath, UK	—	3,750	10,807	480	3,874	11,163	2,691	2014	1996	35 West Street
Bingham Farms, MI	—	781	15,671	—	781	15,671	2,261	2018	1999	24005 W 13 Mile Road
Birmingham, UK	—	—	—	21,364	1,644	19,720	4,402	2015	2010	Braymoor Road, Tile Cross
Birmingham, UK	—	—	—	11,640	1,223	10,417	2,343	2015	1997	122 Tile Cross Road, Garretts Green
Birmingham, UK	—	—	—	17,043	1,701	15,342	3,475	2015	2010	Clinton Street, Winson Green
Birmingham, UK	—	—	—	10,864	1,510	9,354	2,151	2015	2010	Clinton Street, Winson Green
Blaine, MN	—	—	—	11,764	1,780	9,984	59	2021	2016	11748 Ulysses Lane NE
Bloomington, IN	—	670	17,423	—	670	17,423	4,130	2015	2015	363 S Fieldstone Boulevard
Boca Raton, FL	—	2,200	4,974	—	2,200	4,974	935	2018	1994	7225 Boca Del Mar Drive
Boca Raton, FL	—	2,826	4,061	—	2,826	4,061	683	2018	1984	375 NW 51st Street
Boulder, CO	—	3,601	21,364	—	3,601	21,364	3,298	2018	1990	2800 Palo Parkway
Bournemouth, UK	—	2,488	17,248	—	2,488	17,248	2,259	2019	2017	Poole Lane
Boynton Beach, FL	—	2,138	10,201	—	2,138	10,201	1,611	2018	1991	3600 Old Boynton Road
Boynton Beach, FL	—	2,804	14,222	—	2,804	14,222	2,051	2018	1984	3001 S Congress Avenue
Bracknell, UK	—	4,078	11,065	—	4,078	11,065	1,859	2014	2017	Crowthorne Road N
Bradenton, FL	—	252	3,298	—	252	3,298	2,375	1996	1995	6101 Pointe W Boulevard
Bradenton, FL	—	2,562	19,717	—	2,562	19,717	126	2023	2000	6305 Cortez Road W
Bradenton, FL	—	1,551	13,517	—	1,551	13,517	86	2023	1996	105 15th Street E
Bradenton, FL	—	507	4,424	—	507	4,424	28	2023	1996	105 15th Street E
Braintree, UK	—	—	13,296	438	—	13,734	3,380	2014	2009	Meadow Park Tortoiseshell Way
Brandon, FL	—	2,378	17,414	—	2,378	17,414	112	2023	1997	1465 Oakfield Drive
Brandon, FL	—	2,186	16,256	—	2,186	16,256	103	2023	1991	702 S Kings Avenue
Brecksville, OH	—	990	19,353	614	990	19,967	5,021	2014	2011	8757 Brecksville Road
Brick, NJ	—	1,290	25,247	1,464	1,290	26,711	8,944	2011	2000	458 Jack Martin Boulevard
Bridgewater, NJ	—	1,800	31,810	1,849	1,800	33,659	11,260	2011	2001	680 US-202/206 N
Bristol, UK	—	—	—	21,337	4,087	17,250	4,169	2015	2017	339 Badminton Road
Bristol, UK	—	—	—	14,694	2,180	12,514	1,862	2017	2019	Avon Valley Care Home, Tenniscourt Road
Brooks, AB	—	376	4,951	267	394	5,200	1,299	2014	2000	951 Cassils Road W
Brooksville, FL	—	2,281	18,506	—	2,281	18,506	116	2023	1997	12170 Cortez Boulevard
Brooksville, FL	—	1,943	14,550	—	1,943	14,550	92	2023	1982	1445 Howell Avenue
Bucyrus, OH	—	1,119	2,611	—	1,119	2,611	463	2018	1976	1170 W Mansfield Street
Burleson, TX	—	670	13,985	2,843	670	16,828	5,301	2011	1988	300 Huguley Boulevard
Burlington, NC	—	280	4,297	849	280	5,146	2,646	2003	2000	3619 S Mebane Street
Burlington, NC	—	460	5,467	110	460	5,577	2,926	2003	1997	3615 S Mebane Street
Burnaby, BC	—	7,623	13,844	1,047	7,991	14,523	3,661	2014	2006	7195 Canada Way
Calgary, AB	—	2,341	42,768	2,245	2,454	44,900	10,891	2014	1971	1729-90th Avenue SW
Calgary, AB	—	4,569	70,199	3,617	4,789	73,596	17,735	2014	2001	500 Midpark Way SE
Callaway, FL	—	1,464	10,637	—	1,464	10,637	68	2023	1981	626 N Tyndall Parkway
Camp Hill, PA	—	517	3,596	—	517	3,596	537	2018	1970	1700 Market Street
Canonsburg, PA	—	911	4,828	—	911	4,828	786	2018	1986	113 W McMurray Road
Canton, OH	—	300	2,098	181	300	2,279	1,363	1998	1998	1119 Perry Drive NW
Canton, MI	—	1,399	16,966	—	1,399	16,966	2,441	2018	2005	7025 Lilley Road
Cape Coral, FL	—	530	3,281	35	530	3,316	1,863	2002	2000	911 Santa Barbara Boulevard
Cape Coral, FL	—	1,802	14,467	—	1,802	14,467	92	2023	1987	216 Santa Barbara Boulevard
Carlisle, PA	—	978	8,204	—	978	8,204	1,256	2018	1987	940 Walnut Bottom Road
Carmel, IN	—	1,700	19,491	1	1,700	19,492	4,723	2015	2015	12315 Pennsylvania Street
Carmel, IN	—	2,222	31,004	749	2,222	31,753	2,596	2021	2018	13390 N Illinois Street
Carrollton, TX	—	2,010	19,549	224	2,010	19,773	3,854	2014	2016	2645 E Trinity Mills Road
Cary, NC	—	1,500	4,350	1,980	1,500	6,330	3,413	1998	1996	111 Macarthur
Castleton, IN	—	920	15,137	—	920	15,137	4,181	2014	2013	8405 Clearvista Lake
Cedar Rapids, IA	—	596	9,354	16	614	9,352	1,321	2018	1965	1940 1st Avenue NE
Centerville, OH	—	920	3,958	—	920	3,958	866	2018	1997	1001 E Alex Bell Road
Chagrin Falls, OH	—	832	10,837	—	832	10,837	1,633	2018	1999	8100 E Washington Street
Chambersburg, PA	—	1,373	8,862	—	1,373	8,862	1,404	2018	1976	1070 Stouffer Avenue
Chapel Hill, NC	—	354	2,646	1,617	354	4,263	1,970	2002	1997	100 Lanark Road
Chatham, VA	—	320	14,039	300	320	14,339	3,735	2014	2009	100 Rorer Street
Chattanooga, TN	—	2,085	11,837	1,128	2,085	12,965	3,920	2021	1999	1148 Mountain Creek Road
Cherry Hill, NJ	—	1,416	9,871	—	1,416	9,871	1,548	2018	1997	2700 Chapel Avenue W
Chester, VA	—	1,320	18,127	532	1,320	18,659	4,776	2014	2009	12001 Iron Bridge Road
Chevy Chase, MD	—	4,515	8,685	—	4,515	8,685	1,282	2018	1964	8700 Jones Mill Road
Chickasha, OK	—	85	1,395	—	85	1,395	994	1996	1996	801 Country Club Road
Chillicothe, OH	—	1,145	8,994	—	1,145	8,994	1,318	2018	1977	1058 Columbus Street
Cincinnati, OH	—	912	14,010	—	912	14,010	2,086	2018	2000	6870 Clough Pike
Citrus Heights, CA	—	5,207	31,715	—	5,207	31,715	4,442	2018	1988	7807 Upland Way
Claremore, OK	—	155	1,427	6,130	155	7,557	2,531	1996	1996	1605 N Highway 88
Clarksville, TN	—	330	2,292	—	330	2,292	1,485	1998	1998	2183 Memorial Drive
Clayton, NC	—	520	15,733	183	520	15,916	3,934	2014	2013	84 Johnson Estate Road
Clearwater, FL	—	1,149	7,762	—	1,149	7,762	59	2023	1990	1980 Sunset Point Road
Cleburne, TX	—	1,113	10,484	—	1,113	10,484	1,343	2022	2015	902 Walter P. Holliday Drive
Clevedon, UK	—	2,838	16,927	650	2,931	17,484	4,301	2014	1994	18/19 Elton Road
Clifton, NJ	—	3,881	34,941	66	3,881	35,007	3,173	2021	2021	782 Valley Road
Cloquet, MN	—	340	4,660	120	340	4,780	1,638	2011	2006	705 Horizon Circle
Cobham, UK	—	9,808	24,991	1,145	10,131	25,813	7,030	2013	2013	Redhill Road
Colorado Springs, CO	—	4,280	62,168	—	4,280	62,168	13,324	2015	2008	1605 Elm Creek View
Colorado Springs, CO	—	1,730	25,493	693	1,730	26,186	5,918	2016	2016	2818 Grand Vista Circle
Columbia, TN	—	341	2,295	—	341	2,295	1,483	1999	1999	5011 Trotwood Avenue
Columbia, SC	—	1,699	2,319	—	1,699	2,319	380	2018	1968	2601 Forest Drive
Columbia Heights, MN	—	825	14,175	163	825	14,338	4,626	2011	2009	3807 Hart Boulevard
Concord, NC	—	550	3,921	715	550	4,636	2,273	2003	1997	2452 Rock Hill Church Road
Congleton, UK	—	2,036	5,120	235	2,103	5,288	1,278	2014	1994	Rood Hill
Connor, UK	—	512	3,714	—	512	3,714	138	2023	2000	2-6 Carncome Road
Connor, UK	—	331	2,406	—	331	2,406	89	2023	2022	2-6 Carncome Road
Conroe, TX	—	1,440	6,091	—	1,440	6,091	791	2022	2013	608 Conroe Medical Drive
Corby, UK	—	1,228	5,144	392	1,156	5,608	1,018	2017	1997	25 Rockingham Road
Costa Mesa, CA	—	2,050	19,969	1,093	2,050	21,062	8,329	2011	1965	350 W Bay Street
Coventry, UK	—	—	—	16,311	2,026	14,285	3,335	2015	2014	1 Glendale Way
Crawfordsville, IN	—	720	17,239	1,426	720	18,665	4,991	2014	2013	517 Concord Road
Crestview, FL	—	2,139	17,281	—	2,139	17,281	108	2023	2000	500 Hospital Drive
Cypress, TX	—	2,145	14,446	—	2,145	14,446	1,813	2022	2015	17935 Longenbaugh Road
Dallastown, PA	—	1,377	16,797	—	1,377	16,797	2,504	2018	1979	100 W Queen Street
Danville, VA	—	410	3,954	1,097	410	5,051	2,536	2003	1998	149 Executive Court
Danville, VA	—	240	8,436	1,352	240	9,788	2,339	2014	1996	508 Rison Street
Daphne, AL	—	2,880	8,670	872	2,880	9,542	2,948	2012	2001	27440 County Road 13
Davenport, IA	—	566	2,017	—	566	2,017	308	2018	1966	815 E Locust Street
Davenport, IA	—	910	20,038	—	910	20,038	2,904	2018	2008	3800 Commerce Boulevard
Dayton, OH	—	1,188	5,412	—	1,188	5,412	860	2018	1977	1974 N Fairfield Road
Dearborn Heights, MI	—	1,197	3,394	—	1,197	3,394	594	2018	1964	26001 Ford Road
Decatur, GA	—	1,413	13,796	—	1,413	13,796	1,913	2018	1977	2722 N Decatur Road
Delray Beach, FL	—	1,158	13,572	—	1,158	13,572	2,036	2018	1998	16150 Jog Road
Delray Beach, FL	—	2,125	11,840	—	2,125	11,840	1,826	2018	1998	16200 Jog Road
Deltona, FL	—	2,095	16,042	—	2,095	16,042	259	2023	1983	1851 Elkcam Boulevard
Denver, CO	—	3,222	24,804	—	3,222	24,804	3,455	2018	1988	290 S Monaco Parkway
Derby, UK	—	—	—	10,888	2,357	8,531	1,796	2014	2015	Rykneld Road
Dowagiac, MI	—	825	1,778	—	825	1,778	406	2020	2006	29601 Amerihost Drive
Droitwich, UK	—	—	—	15,278	3,633	11,645	1,083	2018	2020	Former Spring Meadows Ph, Mulberry Tree Hill
Dublin, OH	—	1,393	2,911	—	1,393	2,911	528	2018	2014	4075 W Dublin-Granville Road
Dubuque, IA	—	568	8,902	—	568	8,902	1,260	2018	1971	901 W Third Street
Dunedin, FL	—	1,883	13,325	—	1,883	13,325	1,897	2018	1983	870 Patricia Avenue
Dunedin, FL	—	1,151	8,978	—	1,151	8,978	59	2023	1982	1061 Virginia Street
Dunedin, FL	—	445	1,275	—	445	1,275	13	2023	1982	1059 Virginia Street
Dunmurry, UK	—	1,014	6,086	—	1,014	6,086	242	2023	2005	299 Kingsway
Durham, NC	—	1,476	10,659	3,569	1,476	14,228	12,900	1997	1999	4434 Ben Franklin Boulevard
Eagan, MN	14,910	2,260	31,643	300	2,260	31,943	6,714	2015	2004	3810 Alder Avenue
East Brunswick, NJ	—	1,380	34,229	1,270	1,380	35,499	11,547	2011	1998	606 Cranbury Road
Eastbourne, UK	—	4,071	24,438	938	4,205	25,242	6,130	2014	1999	Carew Road
Easton, PA	—	1,109	7,500	—	1,109	7,500	1,455	2018	2015	4100 Freemansburg Avenue
Easton, PA	—	1,430	13,396	—	1,430	13,396	2,006	2018	1981	2600 Northampton Street
Easton, PA	—	1,620	10,049	—	1,620	10,049	1,777	2018	2000	4100 Freemansburg Avenue
Eden, NC	—	390	4,877	351	390	5,228	2,637	2003	1998	314 W Kings Highway
Edmond, OK	—	1,810	14,849	3,843	1,810	18,692	4,482	2014	1985	1225 Lakeshore Drive
Edmond, OK	—	1,650	25,167	1,722	1,650	26,889	4,993	2014	2017	2709 E Danforth Road
Elizabeth City, NC	—	200	2,760	2,841	200	5,601	2,886	1998	1999	400 Hastings Lane
Elk Grove Village, IL	—	1,344	7,073	—	1,344	7,073	1,108	2018	1995	1940 Nerge Road Elk
Elk Grove Village, IL	—	3,733	18,745	—	3,733	18,745	2,598	2018	1988	1920 Nerge Road
Encinitas, CA	—	1,460	7,721	2,229	1,460	9,950	6,047	2000	1988	335 Saxony Road
Englewood, FL	—	1,832	14,851	—	1,832	14,851	93	2023	1983	1111 Drury Lane
Escondido, CA	—	1,520	24,024	1,386	1,520	25,410	9,671	2011	1987	1500 Borden Road
Everett, WA	—	1,400	5,476	—	1,400	5,476	3,472	1999	1999	2015 Lake Heights Drive
Exton, PA	—	3,600	27,267	342	3,600	27,609	4,826	2017	2018	501 Thomas Jones Way
Fairfax, VA	—	1,827	17,304	—	1,827	17,304	2,614	2018	1997	12469 Lee Jackson Memorial Highway
Fairfax, VA	—	4,099	17,614	—	4,099	17,614	2,604	2018	1990	12475 Lee Jackson Memorial Highway
Fairhope, AL	—	570	9,119	236	570	9,355	2,936	2012	1987	50 Spring Run Road
Fall River, MA	—	620	5,829	4,856	620	10,685	6,724	1996	1973	1748 Highland Avenue
Fanwood, NJ	—	2,850	55,175	2,117	2,850	57,292	18,230	2011	1982	295 South Avenue
Faribault, MN	—	780	11,539	300	780	11,839	2,495	2015	2003	828 1st Street NE
Farmington, CT	—	1,693	10,455	—	1,693	10,455	1,611	2018	1997	45 South Road
Farnborough, UK	—	2,036	5,737	255	2,103	5,925	1,391	2014	1980	Bruntile Close, Reading Road
Fayetteville, PA	—	2,150	20,318	—	2,150	20,318	6,102	2015	1991	6375 Chambersburg Road
Fayetteville, NY	—	410	3,962	500	410	4,462	2,508	2001	1997	5125 Highbridge Street
Findlay, OH	—	200	1,800	515	200	2,315	1,232	1997	1997	725 Fox Run Road
Fishersville, VA	—	788	2,101	3	788	2,104	1,623	2018	1998	83 Crossroad Lane
Flint, MI	—	1,271	18,050	—	1,271	18,050	2,534	2018	1969	3011 N Center Road
Florence, NJ	—	300	2,978	89	300	3,067	1,687	2002	1999	901 Broad Street
Floyd, VA	—	680	3,618	4	680	3,622	1,332	2018	1979	237 Franklin Pike Road SE
Forest City, NC	—	320	4,497	366	320	4,863	2,446	2003	1999	493 Piney Ridge Road
Fort Collins, CO	—	3,680	58,608	—	3,680	58,608	12,521	2015	2007	4750 Pleasant Oak Drive
Fort Lauderdale, FL	—	1,043	6,429	—	1,043	6,429	97	2023	1986	1615 Miami Road
Fort Myers, FL	—	2,205	15,100	—	2,205	15,100	103	2023	1998	3735 Evans Avenue
Fort Myers, FL	—	1,110	10,559	—	1,110	10,559	1,600	2018	1999	15950 McGregor Boulevard
Fort Myers, FL	—	2,139	18,235	—	2,139	18,235	2,703	2018	1990	1600 Matthew Drive
Fort Myers, FL	—	2,502	9,741	—	2,502	9,741	1,746	2018	2000	13881 Eagle Ridge Drive
Fort Pierce, FL	—	1,282	20,775	—	1,282	20,775	291	2023	1984	611 S 13th Street
Fort Worth, TX	—	450	13,615	5,086	450	18,701	7,099	2010	2011	425 Alabama Avenue
Fort Worth, TX	—	1,565	15,864	—	1,565	15,864	1,980	2022	2015	3141 Dalhart Drive
Fountain Valley, CA	—	5,259	9,375	—	5,259	9,375	1,382	2018	1988	11680 Warner Avenue
Fredericksburg, VA	—	1,000	20,000	2,220	1,000	22,220	10,081	2005	1999	3500 Meekins Drive
Fredericksburg, VA	—	1,130	23,202	716	1,130	23,918	6,051	2014	2010	140 Brimley Drive
Gahanna, OH	—	2,432	34,645	530	2,432	35,175	2,638	2021	2017	5435 Morse Road
Gainesville, FL	—	972	8,809	125	972	8,934	1,066	2021	2000	1415 Fort Clarke Boulevard
Gainesville, FL	—	2,109	12,443	—	2,109	12,443	202	2023	1984	6700 NW 10th Place
Galesburg, IL	—	1,708	3,839	—	1,708	3,839	576	2018	1964	280 E Losey Street
Gardner, KS	—	200	2,800	98	200	2,898	703	2015	2000	869 Juniper Terrace
Gastonia, NC	—	470	6,129	284	470	6,413	3,268	2003	1998	1680 S New Hope Road
Gastonia, NC	—	310	3,096	113	310	3,209	1,718	2003	1994	1717 Union Road
Gastonia, NC	—	400	5,029	807	400	5,836	2,800	2003	1996	1750 Robinwood Road
Geneva, IL	—	1,502	16,193	—	1,502	16,193	2,391	2018	2000	2388 Bricher Road
Georgetown, TX	—	200	2,100	110	200	2,210	1,429	1997	1997	2600 University Drive E
Gig Harbor, WA	—	3,000	4,463	689	3,000	5,152	812	2018	1990	3309 45th Street Court NW
Glen Ellyn, IL	—	1,496	6,634	—	1,496	6,634	1,090	2018	2001	2s706 Park Boulevard
Granbury, TX	—	2,550	2,940	883	2,550	3,823	1,443	2012	1996	916 E Highway 377
Green Cove Springs, FL	—	1,275	17,602	—	1,275	17,602	295	2023	1982	803 Oak Street
Greensboro, NC	—	330	2,970	662	330	3,632	1,921	2003	1996	5809 Old Oak Ridge Road
Greensboro, NC	—	560	5,507	2,405	560	7,912	3,628	2003	1997	4400 Lawndale Drive
Greenville, MI	—	1,490	4,341	—	1,490	4,341	777	2020	2016	1515 Meijer Drive
Greenville, SC	—	310	4,750	521	310	5,271	2,534	2004	1997	23 Southpointe Drive
Greenville, SC	—	1,751	8,771	—	1,751	8,771	1,330	2018	1966	600 Sulphur Springs Road
Greenville, SC	—	947	1,445	—	947	1,445	367	2018	1976	601 Sulphur Springs Road
Greenville, NC	—	290	4,393	353	290	4,746	2,434	2003	1998	2715 Dickinson Avenue
Grosse Pointe, MI	—	867	2,385	—	867	2,385	379	2018	1964	21401 Mack Avenue
Hamilton, NJ	—	440	4,469	209	440	4,678	2,530	2001	1998	1645 Whitehorse-Mercerville Road
Hanford, UK	—	1,382	9,829	368	1,427	10,152	2,793	2013	2012	Bankhouse Road
Harrisburg, PA	—	569	12,822	—	569	12,822	1,884	2018	2000	2625 Ailanthus Lane
Harrow, UK	—	7,402	8,266	516	7,646	8,538	2,143	2014	2001	177 Preston Hill
Hastings, MI	—	1,603	6,519	—	1,603	6,519	974	2020	2002	1110 N East Street
Hatboro, PA	—	—	28,112	1,771	—	29,883	10,036	2011	1996	3485 Davisville Road
Hatboro, PA	—	1,192	7,608	—	1,192	7,608	1,525	2018	2000	779 W County Line Road
Hatfield, UK	—	2,924	7,527	344	3,020	7,775	2,155	2013	2012	St Albans Road E
Haverhill, MA	—	5,519	19,554	64	5,519	19,618	1,469	2021	2018	10 Residences Way
Hemet, CA	—	6,224	8,410	—	6,224	8,410	1,284	2018	1989	1717 W Stetson Avenue
Hermitage, TN	—	1,500	9,943	540	1,500	10,483	3,286	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, UK	—	1,900	24,353	1,577	1,962	25,868	7,534	2013	2011	165 Reculver Road
Hiawatha, KS	—	40	4,210	31	40	4,241	994	2015	1996	400 Kansas Avenue
Hickory, NC	—	290	987	392	290	1,379	777	2003	1994	2530 16th Street NE
High Point, NC	—	560	4,443	1,605	560	6,048	2,862	2003	2000	1568 Skeet Club Road
High Point, NC	—	370	2,185	1,187	370	3,372	1,484	2003	1999	1564 Skeet Club Road
High Point, NC	—	330	3,395	142	330	3,537	1,858	2003	1994	201 Hartley Drive
High Point, NC	—	430	4,143	1,085	430	5,228	2,304	2003	1998	1560 Skeet Club Road
Highlands Ranch, CO	—	940	3,721	4,983	940	8,704	3,366	2002	1999	9160 S University Boulevard
Hillsboro, OH	—	1,792	6,339	—	1,792	6,339	1,314	2018	1983	1141 Northview Drive
Hinckley, UK	—	2,159	4,194	209	2,230	4,332	1,316	2013	2013	Tudor Road
Hinsdale, IL	—	4,033	24,280	—	4,033	24,280	3,388	2018	1971	600 W Ogden Avenue
Holton, KS	—	40	7,460	13	40	7,473	1,631	2015	1996	410 Juniper Drive
Homewood, IL	—	2,395	7,649	—	2,395	7,649	1,092	2018	1989	940 Maple Avenue
Howard, WI	—	579	32,122	5,943	684	37,960	6,899	2017	2016	2790 Elm Tree Hill
Huntingdon Valley, PA	—	1,150	3,728	—	1,150	3,728	793	2018	1993	3430 Huntingdon Pike
Huntsville, AL	—	1,382	14,286	90	1,382	14,376	1,519	2021	2001	4801 Whitesport Cir SW
Independence, VA	—	1,082	6,767	7	1,082	6,774	2,405	2018	1998	400 S Independence Avenue
Indianapolis, IN	—	870	14,688	—	870	14,688	4,074	2014	2014	1635 N Arlington Avenue
Jackson, NJ	—	6,500	26,405	9,123	6,500	35,528	8,366	2012	2001	2 Kathleen Drive
Jacksonville, FL	—	2,932	14,269	129	2,932	14,398	1,622	2021	1999	3455 San Pablo Road S
Jacksonville, FL	—	1,815	15,096	—	1,815	15,096	240	2023	1985	9355 San Jose Boulevard
Jacksonville, FL	—	2,359	13,338	—	2,359	13,338	230	2023	1966	4101 Southpoint Drive E
Jefferson Hills, PA	—	2,265	13,614	—	2,265	13,614	2,923	2018	1997	380 Wray Large Road
Jersey Shore, PA	—	600	8,104	—	600	8,104	1,115	2018	1973	1008 Thompson Street
Kansas City, KS	—	700	20,115	—	700	20,115	4,599	2015	2015	8900 Parallel Parkway
Katy, TX	—	1,778	22,622	31	1,778	22,653	4,357	2017	2015	24802 Kingsland Boulevard
Kensington, MD	—	1,753	18,621	—	1,753	18,621	2,649	2018	2002	4301 Knowles Avenue
Kenwood, OH	—	821	11,040	—	821	11,040	1,623	2018	2000	4580 E Galbraith Road
Kettering, OH	—	1,229	4,701	—	1,229	4,701	786	2018	1977	3313 Wilmington Pike
King of Prussia, PA	—	720	14,776	—	720	14,776	2,252	2018	1995	620 W Valley Forge Road
King of Prussia, PA	—	1,205	4,725	—	1,205	4,725	851	2018	1990	600 W Valley Forge Road
Kingsford, MI	—	1,362	10,594	—	1,362	10,594	1,622	2018	1968	1225 Woodward Avenue
Kirkstall, UK	—	2,437	9,414	390	2,517	9,724	2,683	2013	2009	29 Broad Lane
Kissimmee, FL	—	1,051	16,254	—	1,051	16,254	227	2023	2006	1120 W Donegan Avenue
Kissimmee, FL	—	540	4,474	—	540	4,474	73	2023	2006	1092 W Donegan Avenue
Knoxville, TN	—	2,207	12,849	1,270	2,207	14,119	4,291	2021	2001	8501 S Northshore Drive
Kokomo, IN	—	710	16,044	—	710	16,044	4,414	2014	2014	2200 S Dixon Road
Lacey, WA	—	2,582	18,175	—	2,582	18,175	2,623	2018	2012	4524 Intelco Loop SE
Lafayette, CO	—	1,420	20,192	—	1,420	20,192	4,860	2015	2015	329 Exempla Circle
Lafayette, IN	—	670	16,834	—	670	16,834	4,366	2015	2014	2402 South Street
Lake Mary, FL	—	2,041	15,428	—	2,041	15,428	95	2023	2000	710 N Sun Drive
Lakeland, FL	—	1,524	14,810	—	1,524	14,810	252	2023	1999	1010 Carpenters Way
Lakeway, TX	—	5,142	23,203	—	5,142	23,203	6,891	2007	2011	2000 Medical Drive
Lakewood, CO	—	2,160	28,091	62	2,160	28,153	7,254	2014	2010	7395 W Eastman Place
Lancaster, OH	—	289	2,077	3,490	289	5,567	326	2021	1996	800 Becks Knob Road
Lancaster, PA	—	1,011	7,502	—	1,011	7,502	1,121	2018	1966	100 Abbeyville Road
Lapeer, MI	—	1,827	8,794	—	1,827	8,794	1,234	2020	2004	101 Devonshire Drive
Largo, FL	—	1,166	3,426	—	1,166	3,426	662	2018	1997	300 Highland Avenue NE
Largo, FL	—	3,443	19,073	—	3,443	19,073	336	2023	1999	9035 Bryan Dairy Road
Laureldale, PA	—	1,171	14,420	—	1,171	14,420	2,080	2018	1980	2125 Elizabeth Avenue
Lebanon, PA	—	728	10,367	—	728	10,367	1,637	2018	1998	100 Tuck Court
Lebanon, PA	—	1,214	5,960	—	1,214	5,960	1,055	2018	1980	900 Tuck Street
Lecanto, FL	—	1,817	14,773	—	1,817	14,773	92	2023	1984	2333 N Brentwood Circle
Lee, MA	—	290	18,135	926	290	19,061	10,688	2002	1998	600 & 620 Laurel Street
Leeds, UK	—	—	—	15,714	2,039	13,675	3,082	2015	2013	100 Grove Lane
Leicester, UK	—	—	—	28,373	3,160	25,213	7,245	2012	2010	307 London Road
Lenoir, NC	—	190	3,748	950	190	4,698	2,376	2003	1998	1145 Powell Road NE
Lethbridge, AB	—	1,214	2,750	202	1,273	2,893	878	2014	2003	785 Columbia Boulevard W
Lexana, KS	—	480	1,770	162	480	1,932	512	2015	1994	8710 Caenen Lake Road
Lexington, NC	—	200	3,900	1,153	200	5,053	2,718	2002	1997	161 Young Drive
Libertyville, IL	—	2,993	11,546	—	2,993	11,546	1,634	2018	1988	1500 S Milwaukee
Lichfield, UK	—	1,382	30,324	1,043	1,427	31,322	7,040	2015	2012	Wissage Road
Lillington, NC	—	470	17,579	774	470	18,353	4,719	2014	2013	54 Red Mulberry Way
Lillington, NC	—	500	16,451	331	500	16,782	4,109	2014	1999	2041 NC-210 N
Livermore, CA	—	4,100	24,996	79	4,100	25,075	5,824	2014	1974	35 Fenton Street
Livonia, MI	—	985	13,555	—	985	13,555	2,064	2018	1999	32500 Seven Mile Road
Longwood, FL	—	1,260	6,445	—	1,260	6,445	2,305	2011	2011	425 S Ronald Reagan Boulevard
Los Angeles, CA	—	—	11,430	1,285	—	12,715	5,055	2008	1971	330 N Hayworth Avenue
Louisburg, KS	—	280	4,320	47	280	4,367	967	2015	1996	202 Rogers Street
Louisville, KY	—	490	10,010	2,768	490	12,778	6,268	2005	1978	4604 Lowe Road
Loxley, UK	—	1,369	15,668	1,313	1,414	16,936	4,607	2013	2008	Loxley Road
Lutherville, MD	—	1,100	19,786	1,744	1,100	21,530	7,404	2011	1988	515 Brightfield Road
Lynchburg, VA	—	340	16,114	463	340	16,577	4,355	2014	2013	189 Monica Boulevard
Lynchburg, VA	—	2,904	3,696	—	2,904	3,696	546	2018	1978	2200 Landover Place
Lynnwood, WA	—	2,302	5,632	—	2,302	5,632	843	2018	1987	3701 188th Street
Manalapan, NJ	—	900	22,624	1,273	900	23,897	7,712	2011	2001	445 Route 9 S
Manassas, VA	—	750	7,446	1,384	750	8,830	4,107	2003	1996	8341 Barrett Drive
Mankato, MN	—	1,460	32,104	300	1,460	32,404	6,788	2015	2006	100 Dublin Road
Marietta, OH	—	1,149	9,373	—	1,149	9,373	1,372	2018	1977	5001 State Route 60
Marietta, GA	—	2,406	12,229	—	2,406	12,229	1,751	2018	1980	4360 Johnson Ferry Place
Marietta, PA	—	1,050	13,633	801	1,050	14,434	3,021	2015	1999	2760 Maytown Road
Marion, IN	—	720	9,604	—	720	9,604	3,320	2014	2012	614 W 14th Street
Marion, IN	—	990	7,600	—	990	7,600	4,157	2014	1976	505 N Bradner Avenue
Marion, OH	—	2,768	17,415	—	2,768	17,415	3,245	2018	2004	400 Barks Road W
Marlborough, UK	—	2,677	6,822	313	2,765	7,047	1,727	2014	1999	The Common
Martinsville, VA	—	349	—	—	349	—	—	2003	1900	Rolling Hills Road & US Highway 58
Marysville, OH	—	408	858	2,833	408	3,691	254	2021	1990	715 S Walnut Street
Matthews, NC	—	560	4,738	797	560	5,535	2,642	2003	1998	2404 Plantation Center Drive
Mchenry, IL	—	1,576	—	—	1,576	—	—	2006	1900	5200 Block of Bull Valley Road
Mcmurray, PA	—	1,440	15,805	3,915	1,440	19,720	6,386	2010	2011	240 Cedar Hill Drive
Medicine Hat, AB	—	932	5,566	323	977	5,844	1,489	2014	1999	65 Valleyview Drive SW
Mentor, OH	—	1,827	9,938	—	1,827	9,938	1,474	2018	1985	8200 Mentor Hills Drive
Mequon, WI	—	2,238	17,761	600	2,238	18,361	1,435	2021	2015	6751 W Mequon Road
Merritt Island, FL	—	1,498	14,335	—	1,498	14,335	226	2023	1972	125 Alma Boulevard
Miamisburg, OH	—	786	3,232	—	786	3,232	676	2018	1983	450 Oak Ridge Boulevard
Miamisburg, OH	—	—	—	7,040	1,215	5,825	43	2021	2016	2961 W Spring Valley Pike
Middleton, WI	—	420	4,006	669	420	4,675	2,481	2001	1991	6701 Stonefield Road
Midlothian, VA	—	2,015	8,602	—	2,015	8,602	983	2021	2015	13800 Bon Secours Drive
Milton Keynes, UK	—	—	—	21,153	1,886	19,267	4,460	2015	2007	Tunbridge Grove, Kents Hill
Minnetonka, MN	—	2,080	24,360	4,154	2,080	28,514	9,483	2012	1999	500 Carlson Parkway
Mishawaka, IN	—	740	12,514	—	740	12,514	3,868	2014	2013	60257 Bodnar Boulevard
Moline, IL	—	2,946	18,672	—	2,946	18,672	2,587	2018	1964	833 Sixteenth Avenue
Monroe, NC	—	470	3,681	1,010	470	4,691	2,364	2003	2001	918 Fitzgerald Street
Monroe, NC	—	310	4,799	1,122	310	5,921	2,994	2003	2000	919 Fitzgerald Street
Monroe, NC	—	450	4,021	444	450	4,465	2,264	2003	1997	1316 Patterson Avenue
Monroe Township, NJ	—	3,250	27,771	1,197	3,250	28,968	6,205	2015	1996	319 Forsgate Drive
Monroeville, PA	—	1,216	12,749	—	1,216	12,749	2,246	2018	1997	120 Wyngate Drive
Monroeville, PA	—	1,237	3,641	—	1,237	3,641	855	2018	1996	885 Macbeth Drive
Montgomeryville, PA	—	1,176	9,824	—	1,176	9,824	1,531	2018	1989	640 Bethlehem Pike
Montville, NJ	—	3,500	31,002	2,762	3,500	33,764	11,033	2011	1988	165 Changebridge Road
Moorestown, NJ	—	4,143	23,902	—	4,143	23,902	6,786	2012	2014	250 Marter Avenue
Morehead City, NC	—	200	3,104	2,039	200	5,143	2,846	1999	1999	107 Bryan Street
Moulton, UK	—	1,695	12,510	984	1,596	13,593	2,340	2017	1995	Northampton Lane N
Mountainside, NJ	—	3,097	7,807	—	3,097	7,807	1,172	2018	1988	1180 Route 22
Mt. Pleasant, MI	—	1,863	6,467	—	1,863	6,467	1,088	2020	2013	2378 S Lincoln Road
Naples, FL	—	1,222	10,639	—	1,222	10,639	1,672	2018	1998	6125 Rattlesnake Hammock Road
Naples, FL	—	1,672	23,119	—	1,672	23,119	4,048	2018	1993	1000 Lely Palms Drive
Naples, FL	—	1,854	12,398	—	1,854	12,398	1,755	2018	1987	3601 Lakewood Boulevard
Nashville, TN	—	4,910	29,590	—	4,910	29,590	12,243	2008	2007	15 Burton Hills Boulevard
Needham, MA	—	1,610	12,667	—	1,610	12,667	6,910	2002	1994	100 West Street
Needham, MA	—	3,957	71,163	191	3,957	71,354	4,139	2021	2013	235 Gould Street
New Lenox, IL	—	1,225	21,575	—	1,225	21,575	2,986	2019	2007	1023 S Cedar Road
New Moston, UK	—	1,480	4,378	193	1,529	4,522	1,299	2013	2010	90a Broadway
New Port Richey, FL	—	1,984	15,885	—	1,984	15,885	98	2023	1990	4927 Voorhees Road
Newark, DE	—	560	21,220	2,500	560	23,720	10,939	2004	1998	200 E Village Road
Newcastle-under-lyme, UK	—	1,110	5,655	223	1,147	5,841	1,603	2013	2010	Hempstalls Lane
Newcastle-under-lyme, UK	—	1,125	5,537	219	1,162	5,719	1,403	2014	1999	Silverdale Road
Newport News, VA	—	839	6,077	6	839	6,083	2,075	2018	1998	12997 Nettles Drive
Newtownabbey, UK	—	843	4,143	—	843	4,143	178	2023	2010	36 Mill Road
Norman, OK	—	55	1,484	132	55	1,616	1,093	1995	1995	1701 Alameda Drive
North Augusta, SC	—	332	2,558	—	332	2,558	1,646	1999	1998	105 N Hills Drive
North Fort Myers, FL	—	3,361	12,951	—	3,361	12,951	230	2023	1985	991 Pondella Road
Northampton, UK	—	5,182	17,348	741	5,352	17,919	5,113	2013	2011	Cliftonville Road
Northampton, UK	—	2,013	6,257	273	2,080	6,463	1,495	2014	2014	Cliftonville Road
Northbrook, IL	—	1,298	13,337	—	1,298	13,337	1,934	2018	1999	3240 Milwaukee Avenue
Nottingham, UK	—	—	—	8,151	1,682	6,469	1,482	2014	2014	172a Nottingham Road
Nuneaton, UK	—	3,325	8,983	404	3,434	9,278	2,548	2013	2011	132 Coventry Road
Nuthall, UK	—	2,498	10,436	425	2,580	10,779	2,991	2013	2011	172 Nottingham Road
Oak Lawn, IL	—	2,418	5,426	—	2,418	5,426	781	2018	1977	9401 S Kostner Avenue
Oak Lawn, IL	—	3,876	7,985	—	3,876	7,985	1,193	2018	1960	6300 W 95th Street
Oakland, CA	—	4,760	16,143	282	4,760	16,425	4,140	2014	2002	468 Perkins Street
Ocala, FL	—	2,644	20,388	—	2,644	20,388	132	2023	1990	1501 SE 24th Road
Olathe, KS	—	1,930	19,765	553	1,930	20,318	4,864	2016	2015	21250 W 151 Street
Oldsmar, FL	—	1,851	15,062	—	1,851	15,062	91	2023	1990	3865 Tampa Road
Ona, WV	—	950	7,732	—	950	7,732	2,548	2015	2007	100 Weatherholt Drive
Orange Park, FL	—	1,238	8,424	—	1,238	8,424	63	2023	1990	1215 Kingsley Avenue
Orem, UT	—	2,150	24,107	18	2,150	24,125	5,131	2015	2014	250 E Center Street
Orlando, FL	—	1,880	16,959	—	1,880	16,959	237	2023	1974	9311 S Orange Blossom Trail
Orlando, FL	—	2,215	17,499	—	2,215	17,499	108	2023	1984	3920 Rosewood Way
Osage City, KS	—	50	1,700	151	50	1,851	512	2015	1996	1403 Laing Street
Osawatomie, KS	—	130	2,970	145	130	3,115	782	2015	2003	1520 Parker Avenue
Ottawa, KS	—	160	6,590	47	160	6,637	1,490	2015	2007	2250 S Elm Street
Overland Park, KS	—	—	—	31,146	3,730	27,416	10,586	2008	2009	12000 Lamar Avenue
Overland Park, KS	—	4,500	29,105	7,295	4,500	36,400	13,528	2010	1988	6101 W 119th Street
Overland Park, KS	—	410	2,840	98	410	2,938	764	2015	2004	14430 Metcalf Avenue
Overland Park, KS	—	1,300	25,311	677	1,300	25,988	6,062	2016	2015	7600 Antioch Road
Owasso, OK	—	215	1,380	—	215	1,380	963	1996	1996	12807 E 86th Place N
Palm Bay, FL	—	2,262	17,158	—	2,262	17,158	110	2023	1998	5405 Babcock Street NE
Palm Beach Gardens, FL	—	2,082	6,622	—	2,082	6,622	1,095	2018	1991	11375 Prosperity Farms Road
Palm Coast, FL	—	1,998	14,299	—	1,998	14,299	100	2023	1997	3001 Palm Coast Parkway SE
Palm Desert, CA	—	6,195	8,918	—	6,195	8,918	1,337	2018	1989	74350 Country Club Drive
Palm Harbor, FL	—	1,306	13,807	—	1,306	13,807	2,148	2018	1997	2895 Tampa Road
Palm Harbor, FL	—	3,281	22,450	—	3,281	22,450	3,427	2018	1990	2851 Tampa Road
Palm Harbor, FL	—	2,490	23,901	125	2,490	24,026	2,410	2021	1996	2960 Tampa Road
Palm Harbor, FL	—	3,653	18,567	—	3,653	18,567	291	2023	1987	3825 Countryside Boulevard N
Palm Harbor, FL	—	1,637	12,697	—	1,637	12,697	80	2023	1990	2600 Highlands Boulevard N
Palos Heights, IL	—	1,225	12,453	—	1,225	12,453	1,774	2018	1999	7880 W College Drive
Palos Heights, IL	—	3,431	28,803	—	3,431	28,803	3,966	2018	1987	7850 W College Drive
Palos Heights, IL	—	2,591	7,647	—	2,593	7,645	1,107	2018	1996	11860 SW Highway
Panama City Beach, FL	—	900	6,402	734	900	7,136	2,105	2011	2005	6012 Magnolia Beach Road
Paola, KS	—	190	5,610	63	190	5,673	1,302	2015	2000	601 N East Street
Parma, OH	—	960	12,718	—	960	12,718	1,942	2018	1998	9205 Sprague Road
Parma, OH	—	1,833	10,314	—	1,833	10,314	1,773	2018	2006	9055 W Sprague Road
Paulsboro, NJ	—	3,264	8,023	—	3,264	8,023	1,240	2018	1987	550 Jessup Road
Paw Paw, MI	—	1,687	5,602	—	1,687	5,602	980	2020	2012	677 Hazen
Pensacola, FL	—	1,647	14,748	—	1,647	14,748	90	2023	1984	10040 Hillview Road
Perry, FL	—	1,530	13,141	—	1,530	13,141	217	2023	1989	207 Marshall Drive
Perrysburg, OH	—	1,456	5,431	—	1,456	5,431	847	2018	1973	10540 Fremont Pike
Perrysburg, OH	—	1,213	7,108	—	1,213	7,108	1,027	2018	1978	10542 Fremont Pike
Philadelphia, PA	—	2,930	10,433	3,536	2,930	13,969	5,327	2011	1952	1526 Lombard Street
Pickerington, OH	—	2,072	27,651	472	2,072	28,123	2,081	2021	2017	611 Windmiller Drive
Pikesville, MD	—	—	2,487	—	—	2,487	338	2018	1998	8911 Reisterstown Road
Pikesville, MD	—	4,247	8,379	—	4,247	8,379	1,352	2018	1996	8909 Reisterstown Road
Pinehurst, NC	—	290	2,690	818	290	3,508	1,776	2003	1998	17 Regional Drive
Piqua, OH	—	204	1,885	—	204	1,885	1,248	1997	1997	1744 W High Street
Piscataway, NJ	—	3,100	33,351	—	3,100	33,351	6,147	2013	2017	10 Sterling Drive
Pittsburgh, PA	—	603	11,354	—	603	11,354	1,724	2018	1998	1125 Perry Highway
Pittsburgh, PA	—	1,005	15,160	—	1,005	15,160	2,215	2018	1997	505 Weyman Road
Pittsburgh, PA	—	1,140	3,164	—	1,140	3,164	467	2018	1962	550 S Negley Avenue
Pittsburgh, PA	—	761	4,213	—	761	4,213	596	2018	1965	5609 Fifth Avenue
Pittsburgh, PA	—	1,480	9,712	—	1,480	9,712	1,603	2018	1986	1105 Perry Highway
Pittsburgh, PA	—	1,139	5,844	—	1,139	5,844	944	2018	1986	1848 Greentree Road
Pittsburgh, PA	—	1,750	8,572	6,344	1,750	14,916	5,143	2005	1998	100 Knoedler Road
Plainview, NY	—	3,990	11,969	2,221	3,990	14,190	5,180	2011	1963	150 Sunnyside Boulevard
Plano, TX	—	1,840	20,152	560	1,840	20,712	4,639	2016	2016	3325 W Plano Parkway
Pompano Beach, FL	—	774	10,832	—	774	10,832	60	2023	1983	2401 NE 2nd Street
Poole, UK	—	3,283	16,501	—	3,283	16,501	2,336	2019	2019	Kingsmill Road
Potomac, MD	—	1,448	14,622	—	1,448	14,622	2,096	2018	1994	10718 Potomac Tennis Lane
Potomac, MD	—	4,119	14,916	—	4,119	14,916	2,209	2018	1988	10714 Potomac Tennis Lane
Pottstown, PA	—	984	4,563	—	984	4,563	726	2018	1907	724 N Charlotte Street
Powell, OH	—	1,910	18,008	281	1,910	18,289	1,574	2021	2018	3872 Attucks Drive
Powell, OH	—	2,300	26,198	344	2,300	26,542	1,972	2021	2017	10351 Sawmill Parkway
Prior Lake, MN	12,498	1,870	29,849	300	1,870	30,149	6,311	2015	2003	4685 Park Nicollet Avenue
Prospect, KY	—	2,533	9,963	176	2,533	10,139	1,225	2021	2017	6901 Carslaw Court
Raleigh, NC	—	7,598	88,870	900	7,598	89,770	15,680	2008	2017	4030 Cardinal at N Hills Street
Raleigh, NC	—	3,530	59,589	—	3,530	59,589	17,696	2012	2002	5301 Creedmoor Road
Raleigh, NC	—	2,580	16,837	—	2,580	16,837	5,312	2012	1988	7900 Creedmoor Road
Raleigh, NC	—	7,092	142,300	—	7,092	142,300	2,276	2017	2023	320 Saint Albans Drive
Red Bank, NJ	—	1,050	21,275	1,560	1,050	22,835	7,379	2011	1997	One Hartford Drive
Redondo Beach, CA	—	—	9,557	857	—	10,414	9,998	2011	1957	514 N Prospect Avenue
Reidsville, NC	—	170	3,830	1,473	170	5,303	2,642	2002	1998	2931 Vance Street
Richardson, TX	—	1,468	12,975	—	1,468	12,975	1,936	2018	1999	410 Buckingham Road
Richmond, IN	—	700	14,222	393	700	14,615	3,475	2016	2015	400 Industries Road
Richmond, VA	—	3,261	17,974	—	3,261	17,974	2,548	2018	1990	1719 Bellevue Avenue
Richmond, VA	—	1,046	8,233	—	1,046	8,233	1,249	2018	1966	2125 Hilliard Road
Roanoke, VA	—	748	4,483	5	748	4,488	1,846	2018	1997	4355 Pheasant Ridge Road
Rock Hill, SC	—	1,825	7,676	190	1,825	7,866	1,173	2021	1995	1611 Constitution Boulevard
Rockford, MI	—	2,386	13,546	—	2,386	13,546	1,616	2020	2014	6070 Northland Drive
Rockville Centre, NY	—	4,290	20,310	1,581	4,290	21,891	7,521	2011	2002	260 Maple Avenue
Romeoville, IL	—	1,895	—	—	1,895	—	—	2006	1900	Grand Haven Circle
Roseville, MN	—	2,140	24,679	100	2,140	24,779	5,232	2015	1989	2750 N Victoria Street
Rugeley, UK	—	1,900	10,262	400	1,962	10,600	3,083	2013	2010	Horse Fair
Ruston, LA	—	710	9,790	—	710	9,790	3,566	2011	1988	1401 Ezelle Street
S Holland, IL	—	1,423	8,907	—	1,423	8,907	1,359	2018	1997	2045 E 170th Street
Safety Harbor, FL	—	2,058	16,100	—	2,058	16,100	247	2023	1987	1410 Dr. M.L. King Jr. Street N
Saint Cloud, FL	—	2,200	16,050	—	2,200	16,050	99	2023	1995	4641 Old Canoe Creek Road
Salem, OR	—	450	5,171	—	449	5,172	3,314	1999	1998	1355 Boone Road SE
Salisbury, NC	—	370	5,697	390	370	6,087	3,133	2003	1997	2201 Statesville Boulevard
San Angelo, TX	—	260	8,800	449	260	9,249	4,474	2004	1997	2695 Valleyview Boulevard
San Angelo, TX	—	1,050	24,689	1,404	1,050	26,093	6,455	2014	1999	6101 Grand Court Road
San Antonio, TX	—	1,499	12,658	—	1,499	12,658	1,868	2018	2000	15290 Huebner Road
San Diego, CA	—	—	22,003	1,845	—	23,848	9,052	2008	1992	555 Washington Street
San Juan Capistrano, CA	—	1,390	6,942	1,542	1,390	8,484	5,014	2000	2001	30311 Camino Capistrano
Sandusky, MI	—	967	6,738	—	967	6,738	854	2020	2008	70 W Argyle Avenue
Sarasota, FL	—	475	3,175	—	475	3,175	2,286	1996	1995	8450 McIntosh Road
Sarasota, FL	—	443	8,892	—	443	8,892	1,448	2018	1998	5509 Swift Road
Sarasota, FL	—	4,101	11,204	—	4,101	11,204	2,657	2018	1993	5401 Sawyer Road
Sarasota, FL	—	1,370	4,082	—	1,370	4,082	620	2018	1968	3250 12th Street
Sarasota, FL	—	2,792	11,173	—	2,792	11,173	1,646	2018	1993	5511 Swift Road
Sarasota, FL	—	2,437	13,982	—	2,437	13,982	243	2023	1994	1507 S Tuttle Avenue
Sarasota, FL	—	1,941	16,193	—	1,941	16,193	100	2023	1982	741 S Beneva Road
Sarasota, FL	—	1,824	7,088	—	1,824	7,088	59	2023	1982	743 S Beneva Road
Scranton, PA	—	440	17,609	712	440	18,321	4,558	2014	2005	2741 Boulevard Avenue
Scranton, PA	—	320	12,144	115	320	12,259	3,105	2014	2013	2751 Boulevard Avenue
Seminole, FL	—	1,165	8,975	—	1,165	8,975	1,415	2018	1998	9300 Antilles Drive
Seminole, FL	—	2,654	14,171	—	2,654	14,171	239	2023	1995	9393 Park Boulevard
Seven Fields, PA	—	484	4,663	1,122	484	5,785	3,027	1999	1999	500 Seven Fields Boulevard
Sewell, NJ	—	3,127	14,090	—	3,127	14,090	2,364	2018	2010	378 Fries Mill Road
Shawnee, OK	—	80	1,400	2,506	80	3,906	1,002	1996	1995	3947 Kickapoo
Silver Spring, MD	—	1,469	10,392	—	1,469	10,392	1,533	2018	1995	2505 Musgrove Road
Silver Spring, MD	—	4,678	11,679	—	4,678	11,679	1,837	2018	1990	2501 Musgrove Road
Silvis, IL	—	880	16,420	139	880	16,559	5,857	2010	2005	1900 10th Street
Sinking Spring, PA	—	1,393	19,842	—	1,393	19,842	2,895	2018	1982	3000 Windmill Road
Sittingbourne, UK	—	1,357	6,539	260	1,402	6,754	1,591	2014	1997	200 London Road
Smithfield, NC	—	290	5,680	844	290	6,524	3,100	2003	1998	830 Berkshire Road
Smithfield, NC	—	360	8,216	444	360	8,660	2,105	2014	1999	250 Highway 210 W
South Bend, IN	—	670	17,770	—	670	17,770	4,751	2014	2014	52565 State Highway 933
South Daytona, FL	—	1,462	6,437	—	1,462	6,437	104	2023	1989	650 Reed Canal Road
South Pasadena, FL	—	1,162	7,456	—	1,162	7,456	110	2023	1990	1820 Shore Drive S
South Point, OH	—	1,135	9,387	—	1,135	9,387	1,371	2018	1984	7743 County Road 1
Southampton, UK	—	1,518	16,027	—	1,518	16,027	2,736	2017	2013	Botley Road, Park Gate
Southbury, CT	—	1,860	23,613	4,684	1,860	28,297	8,118	2011	2001	655 Main Street
Spokane, WA	—	2,649	11,699	—	2,649	11,699	1,728	2018	1985	6025 N Assembly Street
Springfield, IL	—	990	9,475	—	990	9,475	3,726	2014	2013	3089 Old Jacksonville Road
St. Paul, MN	—	2,100	33,019	100	2,100	33,119	6,932	2015	1996	750 Mississippi River
Stafford, UK	—	2,007	8,231	—	2,007	8,231	1,624	2014	2016	Stone Road
Stamford, UK	—	1,820	3,238	167	1,880	3,345	840	2014	1998	Priory Road
Statesville, NC	—	150	1,447	377	150	1,824	952	2003	1990	2441 E Broad Street
Statesville, NC	—	310	6,183	868	310	7,051	3,309	2003	1996	2806 Peachtree Place
Statesville, NC	—	140	3,627	89	140	3,716	1,941	2003	1999	2814 Peachtree Road
Staunton, VA	—	899	6,391	6	899	6,397	2,243	2018	1999	1410 N Augusta Street
Sterling Heights, MI	—	790	10,784	—	790	10,784	1,603	2018	1996	11095 E Fourteen Mile Road
Sterling Heights, MI	—	1,583	15,634	—	1,583	15,634	2,359	2018	2013	38200 Schoenherr Road
Stillwater, OK	—	80	1,400	33	80	1,433	1,003	1995	1995	1616 McElroy Road
Stratford-upon-avon, UK	—	790	14,508	504	816	14,986	3,364	2015	2012	Scholars Lane
Stroudsburg, PA	—	340	16,313	174	340	16,487	4,686	2014	2011	370 Whitestone Corner Road
Sunbury, PA	—	695	7,244	—	695	7,244	1,034	2018	1981	800 Court Street Circle
Sunnyvale, CA	—	4,946	22,123	—	4,946	22,123	3,144	2018	1990	1150 Tilton Drive
Superior, WI	—	1,020	13,735	6,159	1,020	19,894	5,659	2009	2010	1915 N 34th Street
Tacoma, WA	—	2,522	8,573	—	2,522	8,573	1,245	2018	1984	5601 S Orchard Street
Tallahassee, FL	—	1,264	9,652	55	1,264	9,707	1,186	2021	1999	100 John Knox Road
Tallahassee, FL	—	1,800	14,009	—	1,800	14,009	91	2023	1992	1650 Phillips Road
Tallahassee, FL	—	2,529	22,064	—	2,529	22,064	132	2023	1983	3101 Ginger Drive
Tampa, FL	—	1,315	6,911	—	1,315	6,911	1,185	2018	1999	14950 Casey Road
Tampa, FL	—	2,630	14,085	—	2,630	14,085	249	2023	1989	518 W Fletcher Avenue
Tampa, FL	—	1,500	20,765	—	1,500	20,765	111	2023	1982	2916 Habana Way
Telford, UK	—	988	10,672	—	988	10,672	746	2021	2021	Shifnal Road
Terre Haute, IN	—	1,370	18,016	—	1,370	18,016	4,577	2015	2015	395 8th Avenue
Texarkana, TX	—	192	1,403	97	192	1,500	978	1996	1996	4204 Moores Lane
The Villages, FL	—	1,035	7,446	—	1,035	7,446	2,227	2013	2014	2450 Parr Drive
Thomasville, GA	—	530	12,520	1,347	530	13,867	3,864	2011	2006	423 Covington Avenue
Thousand Oaks, CA	—	3,425	19,573	12	3,425	19,585	2,054	2019	2021	980 Warwick Avenue
Three Rivers, MI	—	1,255	2,760	—	1,255	2,760	538	2018	1976	517 S Erie Street
Titusville, FL	—	2,581	12,751	—	2,581	12,751	221	2023	1985	1550 Jess Parrish Court
Tomball, TX	—	1,050	13,300	1,003	1,050	14,303	4,635	2011	2001	1221 Graham Drive
Toms River, NJ	—	3,466	23,311	151	3,466	23,462	4,128	2019	2006	1657 Silverton Road
Tonganoxie, KS	—	310	3,690	81	310	3,771	957	2015	2009	120 W 8th Street
Towson, MD	—	1,715	13,111	—	1,715	13,111	1,932	2018	2000	8101 Bellona Avenue
Towson, MD	—	3,100	6,465	—	3,100	6,465	911	2018	1960	509 E Joppa Road
Towson, MD	—	4,527	3,126	—	4,527	3,126	556	2018	1970	7001 N Charles Street
Troy, MI	—	1,381	24,445	—	1,381	24,445	3,446	2018	2006	925 W South Boulevard
Troy, OH	—	200	2,000	4,254	200	6,254	2,983	1997	1997	81 S Stanfield Road
Trumbull, CT	—	4,440	43,384	7,269	4,440	50,653	14,610	2011	2001	6949 Main Street
Tulsa, OK	—	1,390	7,110	1,275	1,390	8,385	3,302	2010	1998	7220 S Yale Avenue
Tulsa, OK	—	1,100	27,007	2,278	1,100	29,285	5,739	2015	2017	18001 E 51st Street
Tulsa, OK	—	890	4,391	—	890	4,391	1,631	2017	2009	7210 S Yale Avenue
Tustin, CA	—	840	15,299	659	840	15,958	5,819	2011	1965	240 E 3rd Street
Twinsburg, OH	—	1,446	5,919	—	1,446	5,919	965	2018	2014	8551 Darrow Road
Union, KY	—	—	—	33,927	2,242	31,685	3,456	2018	2020	9255 US-42
Union, SC	—	1,932	2,372	—	1,932	2,372	540	2018	1981	709 Rice Avenue
Valparaiso, IN	—	112	2,558	—	112	2,558	1,506	2001	1998	2601 Valparaiso Street
Valparaiso, IN	—	108	2,962	50	108	3,012	1,730	2001	1999	2501 Valparaiso Street
Vancouver, WA	—	2,503	28,393	—	2,503	28,393	3,968	2018	2011	2811 NE 139th Street
Venice, FL	—	2,246	10,094	—	2,246	10,094	1,585	2018	1997	1450 E Venice Avenue
Venice, FL	—	2,087	15,529	—	2,087	15,529	99	2023	1983	1026 Albee Farm Road
Vero Beach, FL	—	263	3,187	25	263	3,212	1,854	2001	1999	420 4th Court
Vero Beach, FL	—	297	3,263	—	297	3,263	1,906	2001	1996	410 4th Court
Vero Beach, FL	—	1,256	11,204	187	1,256	11,391	1,366	2021	2007	4150 Indian River Boulevard
Vero Beach, FL	—	3,580	31,735	4,732	3,580	36,467	3,296	2021	2005	910 Regency Square
Virginia Beach, VA	—	1,540	22,593	519	1,540	23,112	5,775	2014	1993	5520 Indian River Road
Virginia Beach, VA	—	2,004	19,634	—	2,004	19,634	1,521	2021	2008	1853 Old Donation Parkway
Voorhees, NJ	—	3,100	25,950	26	3,100	25,976	8,294	2011	2013	113 S Route 73
Voorhees, NJ	—	2,193	6,990	—	2,193	6,990	1,142	2018	2006	1086 Dumont Circle
Wabash, IN	—	671	14,588	—	670	14,589	4,040	2014	2013	20 John Kissinger Drive
Waconia, MN	—	890	14,726	4,495	890	19,221	6,103	2011	2005	500 Cherry Street
Wake Forest, NC	—	200	3,003	2,625	200	5,628	2,932	1998	1999	611 S Brooks Street
Wallingford, PA	—	1,356	6,487	—	1,356	6,487	1,080	2018	1930	115 S Providence Road
Walnut Creek, CA	—	4,358	18,407	—	4,358	18,407	2,683	2018	1997	1975 Tice Valley Boulevard
Walnut Creek, CA	—	5,394	39,084	—	5,394	39,084	5,417	2018	1990	1226 Rossmoor Parkway
Walsall, UK	—	—	—	10,067	1,223	8,844	2,103	2015	2015	Little Aston Road
Wamego, KS	—	40	2,510	61	40	2,571	604	2015	1996	1607 4th Street
Warren, NJ	—	2,000	30,810	1,605	2,000	32,415	10,484	2011	1999	274 King George Road
Waterloo, IA	—	605	3,030	—	605	3,030	488	2018	1964	201 W Ridgeway Avenue
Wayne, NJ	—	1,427	15,674	—	1,427	15,674	2,904	2018	1998	800 Hamburg Turnpike
Wellingborough, UK	—	1,480	5,724	237	1,529	5,912	1,564	2015	2015	159 Northampton
West Bend, WI	—	620	17,790	38	620	17,828	5,677	2010	2011	2130 Continental Drive
West Des Moines, IA	—	828	5,103	—	828	5,103	831	2018	2006	5010 Grand Ridge Drive
West Milford, NJ	—	1,960	24,614	327	1,960	24,941	4,000	2019	2000	197 Cahill Cross Road
West Orange, NJ	—	1,347	19,389	—	1,347	19,389	3,365	2018	1998	510 Prospect Avenue
West Palm Beach, FL	—	1,175	8,294	—	1,175	8,294	1,328	2018	1996	2330 Village Boulevard
West Palm Beach, FL	—	1,921	5,731	—	1,921	5,731	886	2018	1996	2300 Village Boulevard
West Palm Beach, FL	—	2,746	17,977	—	2,746	17,977	287	2023	1988	6414 13th Road S
West Palm Beach, FL	—	1,787	14,378	—	1,787	14,378	92	2023	1986	5065 Wallis Road
West Palm Beach, FL	—	1,366	17,908	—	1,366	17,908	96	2023	1993	2939 S Haverhill Road
West Reading, PA	—	890	12,118	—	890	12,118	1,672	2018	1975	425 Buttonwood Street
Westerville, OH	—	740	8,287	6,657	740	14,944	11,311	1998	2001	690 Cooper Road
Westerville, OH	—	—	—	26,121	2,566	23,555	2,554	2017	2020	702 Polaris Parkway
Westerville, OH	—	1,420	5,371	—	1,420	5,371	825	2018	1982	1060 Eastwind Drive
Westerville, OH	—	1,582	10,279	—	1,582	10,279	1,605	2018	1980	215 Huber Village Boulevard
Westfield, IN	—	891	15,964	—	890	15,965	4,365	2014	2013	937 E 186th Street
Westlake, OH	—	855	11,963	—	855	11,963	1,798	2018	1997	28400 Center Ridge Road
Weston Super Mare, UK	—	2,517	7,054	315	2,600	7,286	2,012	2013	2011	141b Milton Road
Wheaton, MD	—	3,864	3,788	—	3,864	3,788	604	2018	1961	11901 Georgia Avenue
Whippany, NJ	—	1,571	14,977	—	1,571	14,977	2,263	2018	2000	18 Eden Lane
Whitehall, MI	—	1,645	6,789	—	1,645	6,789	1,021	2020	2012	6827 Whitehall Road
Wichita, KS	—	860	8,873	—	860	8,873	3,125	2011	2012	10604 E 13th Street N
Wichita, KS	—	260	2,240	137	260	2,377	568	2015	1992	900 N Bayshore Drive
Williamsburg, VA	—	1,187	5,728	6	1,187	5,734	2,118	2018	2000	1811 Jamestown Road
Willoughby, OH	—	1,774	8,653	—	1,774	8,653	1,322	2018	1974	37603 Euclid Avenue
Wilmington, DE	—	1,376	13,450	—	1,376	13,450	1,992	2018	1998	700 1/2 Foulk Road
Wilmington, DE	—	2,843	36,948	—	2,843	36,948	5,260	2018	1988	5651 Limestone Road
Wilmington, DE	—	2,266	9,500	—	2,266	9,500	1,445	2018	1984	700 Foulk Road
Wilmington, NC	—	210	2,991	56	210	3,047	1,912	1999	1999	3501 Converse Drive
Wilmington, NC	—	400	15,355	592	400	15,947	4,118	2014	2012	3828 Independence Boulevard
Windsor, VA	—	1,148	6,514	7	1,148	6,521	2,379	2018	1999	23352 Courthouse Highway
Winston-salem, NC	—	360	2,514	595	360	3,109	1,622	2003	1996	2980 Reynolda Road
Winter Garden, FL	—	1,110	7,937	—	1,110	7,937	2,568	2012	2013	720 Roper Road
Winter Garden, FL	—	3,238	21,486	—	3,238	21,486	340	2023	1984	15204 W Colonial Drive
Winter Springs, FL	—	1,152	14,822	—	1,152	14,822	2,171	2018	1999	1057 Willa Springs Drive
Witherwack, UK	—	944	6,915	258	975	7,142	1,974	2013	2009	Whitchurch Road
Wolverhampton, UK	—	1,573	6,678	272	1,625	6,898	1,922	2013	2011	378 Prestonwood Road
Woodbury, MN	—	1,317	20,935	298	1,317	21,233	4,116	2017	2015	2195 Century Avenue S
Woodstock, VA	—	594	5,108	5	594	5,113	1,623	2018	2001	803 S Main Street
Worcester, MA	—	3,500	54,099	—	3,500	54,099	20,008	2007	2009	101 Barry Road
Yardley, PA	—	773	14,914	—	773	14,914	2,310	2018	1995	493 Stony Hill Road
Yardley, PA	—	1,561	9,439	—	1,561	9,439	1,740	2018	1990	1480 Oxford Valley Road
York, PA	—	976	9,354	—	976	9,354	1,408	2018	1972	200 Pauline Drive
York, PA	—	1,050	4,210	—	1,050	4,210	750	2018	1983	2400 Kingston Court
York, PA	—	1,121	7,584	—	1,121	7,584	1,220	2018	1979	1770 Barley Road
York, UK	—	2,961	8,266	369	3,058	8,538	2,103	2014	2006	Rosetta Way, Boroughbridge Road
Youngsville, NC	—	380	10,689	175	380	10,864	2,796	2014	2013	100 Sunset Drive
Zephyrhills, FL	—	2,131	6,669	—	2,131	6,669	1,128	2018	1987	38220 Henry Drive
Triple-net Total	$38,261	$970,310	$7,578,624	$645,258	$1,016,599	$8,177,593	$1,694,904

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Addison, IL	$—	$102	$19,089	$423	$102	$19,512	$2,965	2018	2012	303 W Lake Street
Agawam, MA	—	1,072	4,544	688	1,072	5,232	1,189	2019	2005	230-232 Main Street
Allen, TX	—	726	14,196	2,489	726	16,685	7,560	2012	2006	1105 N Central Expressway
Alpharetta, GA	—	476	14,757	103	476	14,860	5,690	2011	2003	11975 Morris Road
Alpharetta, GA	—	1,862	—	—	1,862	—	—	2011	1900	940 N Point Parkway
Alpharetta, GA	—	548	17,103	1,353	548	18,456	8,774	2011	2007	3300 Old Milton Parkway
Alpharetta, GA	—	—	—	20,525	773	19,752	10,123	2011	1993	3400-a Old Milton Parkway
Alpharetta, GA	—	—	—	39,219	1,769	37,450	19,483	2011	1999	3400-c Old Milton Parkway
American Fork, UT	6,395	2,769	7,688	619	2,769	8,307	520	2023	2004	1159 E 200 N
Ann Arbor, MI	—	4,234	30,085	104	4,234	30,189	3,416	2021	2016	4350 Jackson Road
Ann Arbor, MI	—	4,044	15,915	68	4,044	15,983	2,640	2021	2014	4200 Whitehall Drive
Anna, TX	—	3,050	—	8	3,058	—	—	2022	1900	1029 W White Street
Appleton, WI	—	1,881	7,540	1,333	1,881	8,873	1,598	2019	2004	5320 W Michael Drive
Appleton, WI	—	3,782	18,003	2,452	3,782	20,455	3,562	2019	2005	2323 N Casaloma Drive
Arcadia, CA	—	—	—	35,102	5,637	29,465	15,896	2006	1984	301 W Huntington Drive
Arlington, TX	—	—	—	19,827	82	19,745	7,303	2012	2012	902 W Randol Mill Road
Arlington, TX	—	1,785	8,926	559	1,785	9,485	379	2023	2014	3533 Matlock Road
Arlington Heights, IL	—	1,233	2,826	649	1,233	3,475	1,049	2020	1997	1632 W Central Road
Atlanta, GA	—	4,931	18,720	8,911	5,387	27,175	16,411	2006	1991	755 Mount Vernon Highway
Atlanta, GA	—	—	—	45,769	—	45,769	19,091	2012	2006	5670 Peachtree-dunwoody Road
Atlanta, GA	—	—	—	29,754	2,172	27,582	12,685	2012	1984	975 Johnson Ferry Road
Austin, TX	—	1,066	10,112	—	1,066	10,112	2,642	2017	2017	5301-b Davis Lane
Austin, TX	—	1,688	5,865	919	1,688	6,784	1,618	2019	2015	5301-a Davis Lane
Baltimore, MD	—	4,490	28,667	2,627	4,490	31,294	4,706	2019	2014	1420 Key Highway
Batavia, OH	—	30	9,929	1,741	30	11,670	625	2023	2006	2055 Hospital Drive
Beaumont, CA	—	7,555	28,294	3,019	7,555	31,313	692	2023	2009	81 S Highland Springs Avenue
Beaumont, TX	—	—	12,115	—	—	12,115	177	2022	2023	3010 Harrison Avenue
Bellevue, NE	—	—	—	16,835	—	16,835	7,713	2010	2010	2510 Bellevue Medical Center Drive
Bend, OR	—	16,516	28,429	3,637	16,516	32,066	6,587	2019	2001	1501 NE Medical Center Drive
Berkeley Heights, NJ	—	49,555	79,091	13,715	49,555	92,806	14,501	2019	1978	1 Diamond Hill Road
Beverly Hills, CA	—	20,766	40,730	4,726	20,766	45,456	13,506	2015	1946	9675 Brighton Way
Beverly Hills, CA	—	18,863	1,192	653	18,885	1,823	1,069	2015	1955	415 N Bedford
Beverly Hills, CA	—	19,863	31,690	2,791	19,863	34,481	9,850	2015	1946	416 N Bedford
Beverly Hills, CA	33,729	32,603	28,639	5,373	32,603	34,012	10,126	2015	1950	435 N Bedford
Beverly Hills, CA	78,271	52,772	87,366	6,539	52,772	93,905	24,049	2015	1989	436 N Bedford
Birmingham, AL	—	90	34,349	4,430	90	38,779	2,279	2022	1994	513 Brookwood Boulevard
Birmingham, AL	—	40	34,096	4,392	40	38,488	2,249	2022	1985	2006 Brookwood Medical Center Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Birmingham, AL	—	60	42,792	5,507	60	48,299	2,844	2022	1979	2022 Brookwood Medical Center Drive
Birmingham, AL	—	50	20,514	2,649	50	23,163	1,364	2022	1975	2018 Brookwood Medical Center Drive
Boca Raton, FL	—	109	34,002	6,097	214	39,994	19,800	2006	1995	9970 S Central Park Boulevard
Boca Raton, FL	—	31	12,312	1,223	251	13,315	5,824	2012	1993	9960 S Central Park Boulevard
Bridgeton, MO	—	—	—	23,146	450	22,696	10,711	2010	2006	12266 Depaul Drive
Bridgeton, MO	—	—	—	8,349	1,501	6,848	2,340	2017	2008	3440 De Paul Lane
Brooklyn, NY	—	—	—	104,919	—	104,919	8,780	2015	2021	NE Corner of 9th & 49th Street
Burleson, TX	—	—	—	14,518	10	14,508	6,441	2011	2007	12001 South Freeway
Burnsville, MN	—	—	—	35,232	—	35,232	13,076	2013	2014	14101 Fairview Drive
Canton, MI	—	1,168	14,561	198	1,168	14,759	1,657	2021	2004	49650 Cherry Hill Road
Cape Coral, FL	—	2,273	12,169	1,434	2,273	13,603	1,895	2021	1995	2721 Del Prado Boulevard
Carmel, IN	—	—	—	12	—	12	—	2011	2005	12188-a N Meridian Street
Carmichael, CA	—	1,957	9,521	1,677	1,957	11,198	1,557	2022	1970	6620 Coyle Avenue
Cary, NC	—	2,816	10,645	1,912	2,816	12,557	3,518	2019	2007	540 Waverly Place
Cedar Park, TX	—	—	—	32,308	132	32,176	10,311	2017	2014	1401 Medical Parkway, Building 2
Chapel Hill, NC	—	488	2,242	149	488	2,391	477	2019	2010	100 Perkins Drive
Chapel Hill, NC	—	1,970	8,874	144	1,970	9,018	2,076	2018	2007	6011 Farrington Road
Chapel Hill, NC	—	1,970	8,925	54	1,970	8,979	2,334	2018	2007	6013 Farrington Road
Chapel Hill, NC	—	5,681	25,035	165	5,681	25,200	5,808	2018	2006	2226 N Carolina Highway 54
Charlotte, NC	—	10	23,265	2,365	10	25,630	6,216	2019	1971	1900 Randolph Road
Charlotte, NC	—	30	59,039	8,961	30	68,000	15,754	2019	1994	1918 Randolph Road
Charlotte, NC	—	40	40,533	5,484	40	46,017	10,140	2019	1989	1718 E Fourth Street
Charlotte, NC	—	1,746	8,378	1,507	1,746	9,885	2,678	2019	1998	309 S Sharon Amity Road
Charlotte, NC	—	—	—	93,565	15,678	77,887	8,615	2018	2021	1237 Harding Place
Charlotte, NC	—	—	22,949	89	—	23,038	1,535	2021	2021	830 Kenilworth Avenue
Charlotte, NC	—	—	—	58,056	11,783	46,273	4,527	2018	2021	1225 Harding Place
Cherry Hill, NJ	—	1,844	4,635	961	1,844	5,596	370	2022	1965	8 Ranoldo Terrace
Chesapeake, VA	—	1,146	2,702	733	1,146	3,435	260	2023	1981	110 Wimbledon Square
Chicopee, MA	—	6,078	13,793	2,151	6,078	15,944	3,921	2019	2005	444 Montgomery Street
Chula Vista, CA	—	1,114	14,902	1,194	1,114	16,096	2,779	2019	2008	971 Lane Avenue
Chula Vista, CA	—	1,075	6,828	421	1,075	7,249	1,314	2019	2006	959 Lane Avenue
Cincinnati, OH	—	—	—	18,417	2	18,415	7,039	2012	2013	3301 Mercy Health Boulevard
Cincinnati, OH	—	537	9,719	692	537	10,411	2,071	2019	2001	4850 Red Bank Expressway
Clarkson Valley, MO	—	—	—	36,746	—	36,746	20,178	2009	2010	15945 Clayton Road
Clear Lake, TX	—	—	—	26,001	2,319	23,682	2,861	2013	2014	1010 S Ponds Drive
Clinton, MI	—	1,138	824	5	1,138	829	291	2021	1987	11775 Tecumseh-Clinton Highway
Clyde, NC	—	1,433	21,099	967	1,433	22,066	3,148	2019	2012	581 Leroy George Drive
College Station, TX	—	1,111	7,194	—	1,111	7,194	399	2021	2021	1204 Copperfield Parkway
Columbia, MD	—	23	33,885	5,659	9,353	30,214	15,176	2015	1982	5450 & 5500 Knoll N Drive
Columbia, MD	—	12,159	72,636	1,631	12,159	74,267	15,300	2018	2009	10710 Charter Drive
Columbia, MD	—	2,333	19,232	1,961	2,333	21,193	9,167	2012	2002	10700 Charter Drive
Columbia, MO	—	438	12,426	1,625	438	14,051	2,856	2019	1994	1601 E Broadway
Columbia, MO	—	488	15,702	1,389	488	17,091	3,979	2019	1999	1605 E Broadway
Columbia, MO	—	199	22,289	3,341	199	25,630	4,892	2019	2007	1705 E Broadway
Coon Rapids, MN	—	—	—	29,846	—	29,846	11,485	2013	2014	11850 Blackfoot Street NW
Costa Mesa, CA	17,559	22,033	24,332	4,796	22,033	29,128	9,173	2017	2007	1640 Newport Boulevard
Dade City, FL	—	1,211	5,511	—	1,211	5,511	2,323	2011	1998	13413 US Highway 301
Dallas, TX	—	—	—	15,902	122	15,780	4,778	2013	2014	8196 Walnut Hill Lane
Dallas, TX	—	6,086	18,007	6,308	6,542	23,859	6,523	2018	2010	10740 N Central Expressway
Danbury, CT	—	2,382	25,403	370	2,414	25,741	2,083	2021	2019	40 Old Ridgebury Road
Danbury, CT	—	914	10,844	156	926	10,988	910	2021	2010	226 White Street
Danbury, CT	—	4,209	22,740	424	4,306	23,067	2,446	2021	2017	2 Riverview Drive
Decatur, GA	—	743	2,572	528	743	3,100	201	2023	1976	484 Irvin Court
Decatur, GA	—	1,465	2,524	535	1,465	3,059	276	2023	1971	465 Winn Way
Decatur, GA	—	963	2,423	373	963	2,796	379	2023	1971	487 Winn Way
Decatur, GA	—	1,505	2,053	471	1,505	2,524	226	2023	1976	495 Winn Way
Decatur, GA	—	1,485	1,529	429	1,485	1,958	235	2023	1976	497 Winn Way
Decatur, GA	—	1,355	2,892	702	1,355	3,594	379	2023	1976	500 Irvin Court
Deerfield Beach, FL	—	—	—	11,229	2,540	8,689	4,540	2011	2001	1192 E Newport Center Drive
Delray Beach, FL	—	1,882	34,767	3,826	2,449	38,026	22,919	2006	1985	5130-5150 Linton Boulevard
Des Peres, MO	6,709	1,014	14,248	1,161	1,014	15,409	1,034	2023	1979	1010 - 1090 Old Des Peres Road
Dunkirk, MD	—	259	2,263	713	259	2,976	821	2019	1997	10845 Town Center Boulevard
Durham, NC	—	1,403	23,788	1,377	1,403	25,165	4,327	2019	2000	120 William Penn Plaza
Durham, NC	—	1,751	42,391	2,037	1,751	44,428	6,271	2019	2004	3916 Ben Franklin Boulevard
El Paso, TX	—	—	—	19,965	1,254	18,711	9,187	2006	1997	2400 Trawood Drive
Elgin, IL	—	1,634	9,443	1,662	1,753	10,986	2,402	2020	2004	745 Fletcher Drive
Elmhurst, IL	—	41	39,562	595	41	40,157	7,377	2018	2011	133 E Brush Hill Road
Elyria, OH	—	3,263	27,163	1,027	3,263	28,190	4,837	2019	2008	303 Chestnut Commons Drive
Enola, PA	—	3,286	8,135	689	3,286	8,824	442	2023	2020	1824 Good Hope Road
Escondido, CA	—	2,278	19,724	1,757	2,278	21,481	4,194	2019	1994	225 E 2nd Avenue
Everett, WA	—	—	—	31,244	4,842	26,402	12,790	2010	2011	13020 Meridian Avenue S
Fall River, MA	10,463	2,738	15,380	2,381	2,738	17,761	707	2023	1975	235 Hanover Street
Fenton, MO	—	958	27,485	1,235	958	28,720	11,696	2013	2009	1011 Bowles Avenue
Fenton, MO	—	—	—	14,707	369	14,338	5,455	2013	2009	1055 Bowles Avenue
Florham Park, NJ	—	8,578	61,779	—	8,578	61,779	11,729	2017	2017	150 Park Avenue
Flower Mound, TX	—	737	9,276	1,015	737	10,291	3,363	2015	2014	2560 Central Park Avenue
Flower Mound, TX	—	4,164	27,027	2,533	4,164	29,560	10,692	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	—	4,620	—	—	4,620	—	—	2014	1900	Medical Arts Drive
Fort Washington, PA	—	2,015	16,104	2,679	2,015	18,783	3,210	2020	1980	467 Pennsylvania Avenue
Fort Worth, TX	—	—	—	28,004	462	27,542	9,981	2012	2012	10840 Texas Health Trail
Fort Worth, TX	—	401	6,099	9,036	2,805	12,731	3,174	2014	2007	7200 Oakmont Boulevard
Fort Worth, TX	—	1,790	5,082	51	1,790	5,133	477	2021	1983	2001 W Rosedale Street
Fort Worth, TX	—	2,462	7,891	1,651	2,462	9,542	94	2023	2022	9750 Hillwood Parkway
Frederick, MD	—	1,065	6,817	613	1,065	7,430	1,948	2019	1979	194 Thomas Johnson Drive
Frederick, MD	—	1,930	18,311	1,687	1,930	19,998	3,920	2019	2006	45 Thomas Johnson Drive
Fresno, CA	—	1,497	11,896	1,041	1,497	12,937	2,355	2019	2004	1105 E Spruce Avenue
Gardendale, AL	—	1,150	8,162	472	1,150	8,634	2,052	2018	2005	2217 Decatur Highway
Garland, TX	—	4,952	30,151	2,897	4,952	33,048	6,938	2019	2018	7217 Telecom Parkway
Gastonia, NC	—	569	1,638	55	569	1,693	489	2019	2000	934 Cox Road
Gig Harbor, WA	—	—	—	32,869	80	32,789	9,813	2010	2009	11511 Canterwood Boulevard NW
Glendale, CA	—	70	41,837	4,073	70	45,910	7,636	2019	2008	1500 E Chevy Chase Drive
Gloucester, VA	—	2,128	9,169	428	2,128	9,597	2,278	2018	2008	5659 Parkway Drive
Goodyear, AZ	—	4,128	9,122	958	4,128	10,080	613	2023	1997	140 N Litchfield Road
Grand Prairie, TX	—	981	6,086	320	981	6,406	3,302	2012	2009	2740 N State Highway 360
Grapevine, TX	—	—	—	10,768	2,081	8,687	3,339	2014	2002	2040 W State Highway 114
Grapevine, TX	—	—	—	24,508	3,365	21,143	8,164	2014	2002	2020 W State Highway 114
Greenville, SC	—	1,790	4,421	1,766	1,790	6,187	2,772	2019	1987	10 Enterprise Boulevard
Harrisburg, NC	—	1,347	2,652	527	1,347	3,179	1,106	2019	2012	9550 Rocky River Road
Hattiesburg, MS	—	3,155	31,155	4,444	3,155	35,599	5,959	2019	2012	3688 Veterans Memorial Drive
Haymarket, VA	—	1,250	26,621	3,079	1,250	29,700	5,663	2019	2008	15195 Heathcote Boulevard
Henderson, NV	—	2,587	5,376	279	2,587	5,655	1,108	2019	2002	2825 Siena Heights Drive
Henderson, NV	—	7,372	22,172	3,447	7,372	25,619	5,485	2019	2005	2845 Siena Heights Drive
Henderson, NV	—	5,492	18,448	2,272	5,492	20,720	3,619	2019	2005	2865 Siena Heights Drive
Hopewell Junction, NY	—	2,164	4,659	692	2,164	5,351	925	2019	1999	10 Cranberry Drive
Hopewell Junction, NY	—	2,316	4,525	812	2,316	5,337	837	2019	2015	1955 NY-52
Houston, TX	—	9,550	—	—	9,550	—	14	2011	1900	FM 1960 & Northgate Forest Drive
Houston, TX	—	5,837	33,128	19,115	5,837	52,243	17,233	2012	2005	15655 Cypress Woods Medical Drive
Houston, TX	—	—	—	21,373	2,988	18,385	1,879	2016	2019	13105 Wortham Center Drive
Houston, TX	—	—	—	17,133	3,688	13,445	6,157	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	—	—	—	95,772	12,815	82,957	28,251	2012	1998	2727 W Holcombe Boulevard
Houston, TX	—	377	13,726	792	377	14,518	3,056	2018	2011	20207 Chasewood Park Drive
Houston, TX	—	2,351	7,980	900	2,351	8,880	1,543	2020	2013	11476 Space Center Boulevard
Houston, TX	—	1,292	7,797	—	1,292	7,797	97	2022	2023	2940 Eldridge Parkway
Howell, MI	—	2,000	13,928	646	2,001	14,573	3,830	2016	2017	1225 S Latson Road
Howell, MI	—	579	4,428	13	579	4,441	636	2021	2019	202 W Highland Road
Humble, TX	—	—	—	19,081	1,702	17,379	2,040	2013	2014	8233 N Sam Houston Parkway E
Huntersville, NC	—	—	41,055	9,664	—	50,719	7,760	2019	2004	10030 Gilead Road
Independence, MO	—	762	3,480	704	762	4,184	701	2020	2007	19401 E 37th Terrace Court S
Jackson, MI	—	—	—	18,041	668	17,373	6,855	2013	2009	1201 E Michigan Avenue
Jacksonville, FL	—	3,562	24,379	3,988	3,562	28,367	6,228	2019	2006	10475 Centurion Parkway N
Jacksonville, FL	—	1,113	10,970	1,389	1,113	12,359	2,278	2020	2000	5742 Booth Road
Jefferson City, TN	—	109	16,035	1,202	109	17,237	3,228	2019	2001	120 Hospital Drive
Joliet, IL	4,731	1,460	6,445	687	1,460	7,132	482	2023	1980	330 Madison Street
Jonesboro, GA	—	567	15,146	1,267	567	16,413	3,632	2019	2009	7813 Spivey Station Boulevard
Jonesboro, GA	—	627	15,844	1,089	627	16,933	3,415	2019	2007	7823 Spivey Station Boulevard
Jupiter, FL	—	—	—	20,283	2,639	17,644	9,570	2006	2001	550 Heritage Drive
Jupiter, FL	—	—	—	10,979	3,036	7,943	4,390	2007	2004	600 Heritage Drive
Kalamazoo, MI	—	—	13,193	—	—	13,193	1,276	2020	2021	2520 Robert Jones Way
Katy, TX	—	—	11,530	8,820	—	20,350	1,002	2019	2020	2510 W Grand Parkway N
Katy, TX	—	2,025	7,557	1,255	2,025	8,812	1,393	2020	2016	21502 Merchants Way
Katy, TX	—	3,699	12,701	3,039	3,699	15,740	3,412	2020	2006	1331 W Grand Parkway N
Knoxville, TN	—	199	43,771	4,825	199	48,596	8,007	2019	2012	1926 Alcoa Highway
LA Jolla, CA	—	12,855	32,658	2,962	12,936	35,539	12,296	2015	1989	4150 Regents Park Row
LA Jolla, CA	—	9,425	26,525	3,681	9,494	30,137	9,624	2015	1988	4120 & 4130 La Jolla Village Drive
La Jolla, CA	—	20,324	33,675	5,194	20,324	38,869	3,917	2022	1985	4180 La Jolla Village Drive
Lacey, WA	—	1,751	10,383	137	1,751	10,520	2,319	2018	1971	2555 Marvin Road NE
Lake St Louis, MO	—	—	—	15,187	240	14,947	6,964	2010	2008	400 Medical Drive
Lakeway, TX	—	—	—	2,801	2,801	—	—	2007	1900	Lohmans Crossing Road
Las Vegas, NV	—	—	—	10,383	2,319	8,064	4,032	2006	1991	2870 S Maryland Parkway
Las Vegas, NV	—	—	—	6,262	433	5,829	2,740	2007	1997	1776 E Warm Springs Road
Las Vegas, NV	—	4,180	20,064	2,913	4,180	22,977	3,528	2020	2017	9880 W Flamingo Road
Las Vegas, NV	—	5,864	22,502	3,070	5,864	25,572	3,678	2020	2017	4980 W Sahara Avenue
Lawrenceville, NJ	—	2,691	3,739	3,625	2,691	7,364	1,042	2022	1975	2 Princess Road
Lawrenceville, NJ	—	1,410	5,932	976	1,410	6,908	81	2023	2019	2A Princess Road
Lawton, OK	—	40	3,362	114	40	3,476	244	2023	1985	5604 SW Lee Boulevard
Lawton, OK	—	90	8,774	251	90	9,025	515	2023	2008	5606 SW Lee Boulevard
League City, TX	—	1,150	8,386	—	1,150	8,386	174	2022	2023	3625 E League City Parkway
Little Rock, AR	—	3,021	20,095	1,946	3,021	22,041	5,346	2019	2014	6119 Midtown Avenue
Los Alamitos, CA	—	—	—	22,685	39	22,646	9,386	2007	2003	3771 Katella Avenue
Lowell, MA	—	—	—	13,807	3,016	10,791	2,414	2011	2020	839 Merrimack Street
Loxahatchee, FL	—	—	—	9,538	1,440	8,098	4,736	2006	1993	12989 Southern Boulevard
Loxahatchee, FL	—	—	—	8,390	1,650	6,740	3,889	2006	1994	12983 Southern Boulevard
Loxahatchee, FL	—	—	—	8,153	1,719	6,434	3,636	2006	1997	12977 Southern Boulevard
Lubbock, TX	—	2,286	66,022	6,917	2,286	72,939	9,846	2019	2006	4515 Marsha Sharp Freeway
Lynbrook, NY	24,574	10,028	37,319	2,982	10,028	40,301	8,241	2018	1962	444 Merrick Road
Madison, WI	—	3,670	24,615	3,901	3,671	28,515	4,893	2019	2012	1102 S Park Street
Margate, FL	—	219	8,743	665	219	9,408	1,967	2019	2004	2960 N State Road 7
Marietta, GA	—	2,682	20,053	1,830	2,703	21,862	8,607	2016	2016	4800 Olde Towne Parkway
Mars, PA	—	1,925	8,307	1,472	1,925	9,779	2,055	2020	2006	6998 Crider Road
Matthews, NC	—	10	32,108	2,405	10	34,513	6,442	2019	1994	1450 Matthews Township Parkway
Menasha, WI	—	—	—	18,608	1,384	17,224	5,930	2016	1994	1550 Midway Place
Merced, CA	—	—	—	14,887	—	14,887	6,976	2009	2010	315 Mercy Avenue
Meridian, ID	—	3,206	23,619	5,098	3,206	28,717	5,824	2019	2009	3277 E Louise Drive
Mesa, AZ	—	3,158	5,588	1,122	3,158	6,710	935	2020	2016	1910 S Gilbert Road
Mesa, AZ	—	3,889	5,816	1,257	3,889	7,073	1,060	2020	2016	1833 N Power Road
Milan, MI	—	1,216	6,487	59	1,216	6,546	918	2021	2008	870 E Arkona Road
Mission Hills, CA	—	—	42,276	7,776	4,791	45,261	17,127	2014	1986	11550 Indian Hills Road
Missouri City, TX	—	1,360	7,143	—	1,360	7,143	1,312	2015	2016	7010 Highway 6
Mobile, AL	—	2,759	25,180	351	2,759	25,531	4,962	2018	2003	6144 Airport Boulevard
Monroeville, PA	—	1,544	10,012	1,546	1,544	11,558	2,863	2020	1979	2550 Mosside Boulevard
Moorestown, NJ	—	—	—	53,453	362	53,091	22,381	2011	2012	401 Young Avenue
Mount Juliet, TN	—	—	—	15,847	1,601	14,246	7,602	2007	2005	5002 Crossings Circle
Mount Kisco, NY	—	12,632	46,294	5,524	12,632	51,818	7,569	2019	1996	90 - 110 S Bedford Road
Mount Vernon, IL	—	—	—	25,880	—	25,880	11,141	2011	2012	2 Good Samaritan Way
Muncie, IN	—	1,435	8,836	1,273	1,435	10,109	704	2023	2006	3631 N Morrison Road
Munster, IN	—	201	4,157	588	201	4,745	303	2023	1990	7847 Calumet Avenue
Munster, IN	—	2,790	10,170	1,872	2,790	12,042	1,064	2023	1961	7905 Calumet Avenue
Murrieta, CA	—	—	—	48,777	—	48,777	26,235	2010	2011	28078 Baxter Road
Murrieta, CA	—	3,800	—	—	3,800	—	—	2014	1900	28078 Baxter Road
Myrtle Beach, SC	—	1,357	3,131	1,153	1,357	4,284	1,395	2019	1996	8170 Rourk Street
Nampa, ID	14,940	3,439	18,648	2,933	3,439	21,581	3,336	2019	2017	1510 12th Avenue
Naperville, IL	—	1,067	3,421	756	1,067	4,177	119	2023	1999	1012 W 95th Street
Naperville, IL	—	1,576	9,288	1,516	1,576	10,804	284	2023	1989	1020 E Ogden Avenue
New Milford, CT	—	1,006	3,541	23	1,019	3,551	485	2021	1995	131 Kent Road
New Milford, CT	—	2,033	6,819	151	2,060	6,943	976	2021	1995	131 Kent Road
Newburgh, NY	—	9,213	28,300	4,079	9,213	32,379	4,169	2019	2015	1200 NY-300
Newburyport, MA	—	3,104	18,492	1,788	3,104	20,280	4,030	2019	2008	One Wallace Bashaw Jr. Way
Newtown, CT	—	2,176	9,140	1,047	2,205	10,158	1,201	2021	2015	164 Mount Pleasant
Newtown, CT	—	3,039	9,364	160	3,079	9,484	1,378	2021	2016	170 Mount Pleasant Road
Niagara Falls, NY	—	—	—	13,207	1,721	11,486	7,589	2007	1995	6932 - 6934 Williams Road
Niagara Falls, NY	—	—	—	8,649	454	8,195	4,664	2007	2004	6930 Williams Road
Norfolk, VA	—	1,138	23,416	5,375	1,138	28,791	6,102	2019	2014	155 Kingsley Lane
North Canton, OH	—	2,518	21,523	2,946	2,518	24,469	3,483	2019	2014	7442 Frank Avenue
North Easton, MA	—	2,336	17,936	2,202	2,336	20,138	3,733	2019	2007	15 Roche Brothers Way
North Easton, MA	—	2,882	14,463	1,890	2,882	16,353	3,042	2019	2008	31 Roche Brothers Way
Norwood, OH	—	1,017	5,642	1,025	1,017	6,667	1,672	2019	2006	4685 Forest Avenue
Novi, MI	—	895	34,573	3,704	896	38,276	7,491	2019	2008	26750 Providence Parkway
Oklahoma City, OK	—	—	—	19,544	216	19,328	7,599	2013	2008	535 NW 9th Street
Oxford, NC	—	478	4,724	247	478	4,971	982	2019	2011	107 E McClanahan Street
Pasadena, TX	—	—	—	15,362	1,700	13,662	2,463	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	—	—	—	25,909	1,500	24,409	3,027	2012	2013	2515 Business Center Drive
Pearland, TX	—	—	—	42,538	9,807	32,731	11,210	2014	2013	11511 Shadow Creek Parkway
Phoenix, AZ	—	—	—	64,851	1,149	63,702	35,676	2006	1998	2222 E Highland Avenue
Phoenix, AZ	—	199	3,967	1,517	199	5,484	985	2019	1980	9225 N 3rd Street
Phoenix, AZ	—	109	2,134	530	109	2,664	499	2019	1986	9327 N 3rd Street
Phoenix, AZ	—	229	5,442	861	229	6,303	1,433	2019	1994	9100 N 2nd Street
Pinckney, MI	—	1,708	3,816	14	1,708	3,830	710	2021	2020	10200 Dexter-pinckney Road
Plano, TX	—	793	83,209	9,171	793	92,380	35,665	2012	2005	6020 W Parker Road
Plantation, FL	—	—	—	25,988	8,575	17,413	11,257	2006	1997	851-865 SW 78th Avenue
Pleasanton, CA	—	6,748	25,065	3,878	6,748	28,943	3,130	2022	2001	5860 Owens Drive
Plymouth Meeting, PA	—	4,047	9,442	1,570	4,047	11,012	762	2022	2002	4060 Butler Pike
Port Orchard, WA	—	2,810	22,716	770	2,810	23,486	4,749	2018	1995	450 S Kitsap Boulevard
Porter, TX	—	3,746	15,119	—	3,746	15,119	1,481	2018	2019	25553 US Highway 59
Poughkeepsie, NY	—	2,144	32,820	4,326	2,144	37,146	4,739	2019	2008	2507 South Road
Poughkeepsie, NY	—	4,035	26,001	4,479	4,035	30,480	3,493	2019	2010	30 Columbia Street
Poughkeepsie, NY	—	6,513	23,787	4,110	6,513	27,897	3,611	2019	2006	600 Westage Drive
Poughkeepsie, NY	—	5,128	18,080	2,704	5,128	20,784	2,749	2019	2012	1910 South Road
Prince Frederick, MD	—	229	25,905	1,774	229	27,679	4,839	2019	2009	130 Hospital Road
Prince Frederick, MD	—	179	12,243	1,401	179	13,644	3,019	2019	1991	110 Hospital Road
Raleigh, NC	—	8,255	25,589	3,301	8,255	28,890	2,652	2022	2005	8300 Health Park
Rancho Mirage, CA	—	7,292	13,214	2,424	7,292	15,638	3,306	2019	2005	72780 Country Club Drive
Redmond, WA	—	—	—	32,850	5,017	27,833	14,037	2010	2011	18100 NE Union Hill Road
Richmond, VA	—	2,969	26,697	3,934	3,090	30,510	13,494	2012	2008	7001 Forest Avenue
Richmond, TX	—	2,000	9,118	4	2,000	9,122	1,770	2015	2016	22121 FM 1093 Road
Rockwall, TX	—	132	17,197	577	132	17,774	6,976	2012	2008	3142 Horizon Road
Rolla, MO	—	1,931	47,639	1,318	1,931	48,957	21,776	2011	2009	1605 Martin Spring Drive
Rome, GA	—	99	29,846	2,079	99	31,925	5,950	2019	2005	330 Turner McCall Boulevard
Roseville, MN	—	2,963	18,785	3,394	2,963	22,179	4,171	2019	1994	1835 W County Road C
Roxboro, NC	—	368	2,327	150	368	2,477	495	2019	2000	799 Doctors Court
Ruston, LA	—	1,214	19,717	2,283	1,214	22,000	1,092	2023	1984	1200 S Farmerville Street
San Antonio, TX	—	—	—	15,495	3,050	12,445	2,820	2016	2017	5206 Research Drive
San Antonio, TX	—	2,915	11,473	3,133	2,915	14,606	2,889	2019	2006	150 E Sonterra Boulevard
Santa Clarita, CA	—	—	2,338	20,862	5,364	17,836	6,332	2014	1976	23861 McBean Parkway
Santa Clarita, CA	—	—	28,384	4,443	5,295	27,532	8,685	2014	1998	23929 McBean Parkway
Santa Clarita, CA	—	278	185	11,594	11,872	185	301	2014	1996	23871 McBean Parkway
Santa Clarita, CA	—	295	39,589	—	295	39,589	11,205	2014	2013	23803 McBean Parkway
Santa Clarita, CA	—	—	20,618	1,958	4,457	18,119	5,722	2014	1989	24355 Lyons Avenue
Seattle, WA	—	4,410	38,428	993	4,410	39,421	21,982	2010	2010	5350 Tallman Avenue
Sewell, NJ	—	1,242	11,616	37	1,242	11,653	3,126	2018	2007	556 Egg Harbor Road
Shakopee, MN	—	508	11,412	753	509	12,164	6,188	2010	1996	1515 Saint Francis Avenue
Shakopee, MN	—	707	18,089	554	773	18,577	7,597	2010	2007	1601 Saint Francis Avenue
Shenandoah, TX	—	—	—	21,197	4,574	16,623	3,768	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	—	—	32,186	5,069	3,121	34,134	11,626	2014	1969	4955 Van Nuys Boulevard
Silverdale, WA	—	3,451	21,176	12	3,451	21,188	4,615	2018	2004	2200 NW Myhre Road
Southborough, MA	—	4,911	30,473	3,827	4,911	34,300	802	2023	1987	24-32 Newton Street
Southlake, TX	—	3,000	—	—	3,000	—	—	2014	1900	Central Avenue
Southlake, TX	—	—	—	19,035	592	18,443	8,436	2012	2004	1545 E Southlake Boulevard
Southlake, TX	—	—	—	31,932	698	31,234	12,904	2012	2004	1545 E Southlake Boulevard
Southlake, TX	—	2,875	14,126	1,829	2,875	15,955	3,786	2019	2017	925 E Southlake Boulevard
Spokane, WA	—	1,276	22,357	2,804	1,276	25,161	2,441	2023	2004	601 W 5th Avenue
Spring, TX	—	4,425	94,034	—	4,425	94,034	491	2023	1900	2255 E Mossey Oaks Road
Springfield, MA	—	2,721	5,698	923	2,721	6,621	1,723	2019	2012	305 Bicentennial Highway
St. Louis, MO	—	336	17,247	3,587	336	20,834	10,717	2007	2001	2325 Dougherty Ferry Road
St. Louis, MO	2,607	1,085	3,624	275	1,085	3,899	339	2023	1971	5000 Manchester Avenue
St. Louis, MO	3,936	1,460	4,826	786	1,460	5,612	817	2023	1980	8888 Ladue Road
St. Louis, MO	10,863	2,180	14,613	2,051	2,180	16,664	1,673	2023	1980	555 N New Ballas Road
St. Paul, MN	—	—	—	38,313	49	38,264	11,441	2014	2006	225 Smith Avenue N
St. Paul, MN	—	2,706	39,507	1,700	2,701	41,212	18,697	2011	2007	435 Phalen Boulevard
Stafford, TX	—	3,389	14,292	—	3,389	14,292	387	2021	2022	11211 Nexus Avenue
Stockton, CA	—	4,966	14,412	2,445	4,966	16,857	3,197	2019	2009	2388 - 2488 N California Street
Strongsville, OH	—	15,997	—	67	16,064	—	—	2022	1900	16761 Southpark Center
Suffern, NY	—	653	37,255	2,097	696	39,309	17,959	2011	2007	257 Lafayette Avenue
Suffolk, VA	—	1,566	11,511	184	1,620	11,641	6,294	2010	2007	5838 Harbour View Boulevard
Sugar Land, TX	—	—	—	19,075	3,543	15,532	8,010	2012	2005	11555 University Boulevard
Sycamore, IL	—	1,113	12,910	2,473	1,113	15,383	2,291	2020	2002	1630 Gateway Drive
Tacoma, WA	—	—	—	64,307	—	64,307	30,846	2011	2013	1608 S J Street
Tampa, FL	—	4,319	12,234	—	4,319	12,234	4,519	2011	2003	14547 Bruce B Downs Boulevard
Tarzana, CA	—	6,115	15,510	3,270	6,115	18,780	3,583	2020	1986	5620 Wilbur Avenue
Timonium, MD	—	—	—	21,743	8,949	12,794	3,546	2015	2017	2118 Greenspring Drive
Towson, MD	—	2,654	10,627	3,373	2,654	14,000	1,058	2022	1992	8322 Bellona Avenue
Tustin, CA	—	3,345	541	480	3,345	1,021	600	2015	1976	14591 Newport Avenue
Tustin, CA	—	3,361	12,039	4,703	3,361	16,742	5,890	2015	1985	14642 Newport Avenue
Tyler, TX	—	2,903	104,300	10,980	2,898	115,285	15,212	2019	2013	1814 Roseland Boulevard
Tyler, TX	—	330	35,534	370	330	35,904	1,118	2021	2022	501 S Saunders Avenue
Van Nuys, CA	—	—	—	36,187	—	36,187	15,318	2009	1991	6815 Noble Avenue
Vicksburg, MS	—	853	12,584	1,236	853	13,820	1,050	2023	2015	2200 Highway 61 N
Voorhees, NJ	—	—	—	32,833	6,617	26,216	13,568	2006	1997	900 Centennial Boulevard
Voorhees, NJ	—	—	—	99,325	99	99,226	42,000	2010	2012	200 Bowman Drive
Waco, TX	—	601	2,594	1,460	628	4,027	1,504	2018	2000	6600 Fish Pond Road
Waco, TX	—	—	—	15	—	15	15	2018	1962	6612 Fish Pond Road
Waco, TX	—	—	—	10	—	10	10	2018	1961	6620 Fish Pond Road
Waco, TX	—	2,250	28,632	609	2,250	29,241	6,109	2018	1981	601 Highway 6 W
Washington, PA	—	3,981	31,706	17	3,981	31,723	6,968	2018	2010	100 Trich Drive
Washington, DC	—	21,898	47,415	13,323	21,898	60,738	5,523	2023	1972	2021 K Street NW
Wausau, WI	—	—	—	14,225	2,050	12,175	2,902	2015	2017	1901 Westwood Center Boulevard
Waxahachie, TX	—	303	18,278	—	303	18,278	5,821	2016	2014	2460 N I-35 E
Webster, TX	—	1,961	63,358	—	1,961	63,358	132	2023	1900	18833 Eastfield Drive
Wellington, FL	—	—	—	19,880	326	19,554	10,243	2006	2000	10115 Forest Hill Boulevard
Wellington, FL	—	—	—	11,672	580	11,092	6,459	2007	2003	1395 State Road 7
Westlake Village, CA	6,360	2,487	9,776	287	2,487	10,063	2,272	2018	1989	1220 La Venta Drive
Westlake Village, CA	8,000	2,553	15,851	909	2,553	16,760	4,235	2018	1975	1250 La Venta Drive
Wharton, TX	—	64	1,433	166	64	1,599	147	2023	2000	2112 Regional Medical Drive
Wharton, TX	—	67	1,628	221	67	1,849	180	2023	2000	2112 Regional Medical Drive
Winston-salem, NC	—	2,006	6,542	1,583	2,006	8,125	2,445	2019	1998	2025 Frontis Plaza
Woodbridge, VA	—	346	16,617	—	346	16,617	3,103	2018	2012	12825 Minnieville Road
Wyandotte, MI	—	581	8,023	773	581	8,796	1,337	2020	2002	1700 Biddle Avenue
Ypsilanti, MI	—	3,615	12,696	287	3,615	12,983	1,603	2021	1989	4918, 4936, 4940, 4972, and 4990 W Clark Road
Yuma, AZ	—	1,592	9,589	884	1,592	10,473	2,642	2019	2004	2270 S Ridgeview Drive
Zephyrhills, FL	—	3,875	27,270	—	3,875	27,270	11,217	2011	1974	38135 Market Square Drive
Outpatient Medical Total	$229,137	$848,834	$4,756,618	$2,603,702	$1,061,165	$7,147,989	$1,825,724

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Bellevue, WA	$—	$—	$—	$25,480	$—	$25,480	$—	2021	1900	919 109th Avenue NE
Braintree, MA	—	170	7,157	—	—	170	—	1997	1968	1102 Washington Street
Burlington, ON	15,339	1,309	19,311	—	—	16,092	—	2013	1990	500 Appleby Line
Calgary, AB	13,845	2,252	37,415	—	—	29,755	—	2013	2003	20 Promenade Way SE
Calgary, AB	7,883	3,122	38,971	—	—	32,373	—	2013	1998	150 Scotia Landing NW
Chula Vista, CA	—	1,045	21,387	—	—	20,112	—	2019	1973	480 4th Avenue
Chula Vista, CA	—	826	6,106	407	—	7,339	—	2019	1985	450 4th Avenue
Fort Worth, TX	—	1,740	19,799	—	—	5,451	—	2016	2014	7001 Bryant Irvin Road
Highland, IL	—	—	—	5,879	—	5,879	—	2012	2013	12860 Troxler Avenue
Las Vegas, NV	—	—	—	2,945	—	2,945	—	2007	1900	Sw Corner of Deer Springs Way and Riley Street
Markham, ON	46,660	3,727	48,939	—	—	37,403	—	2013	1981	7700 Bayview Avenue
Mississauga, ON	23,007	3,649	35,137	—	—	30,488	—	2015	1988	1490 Rathburn Road E
Oakville, ON	4,789	1,252	7,382	—	—	6,960	—	2013	1982	289 and 299 Randall Street
Ottawa, ON	16,133	3,454	23,309	—	—	20,751	—	2015	1966	2370 Carling Avenue
St. John's, NL	4,092	706	11,765	—	—	10,267	—	2015	2005	64 Portugal Cove Road
Surrey, BC	12,819	4,552	22,338	—	—	20,488	—	2013	1987	15501 16th Avenue
Toronto, ON	5,812	2,513	19,695	—	—	18,013	—	2013	2002	305 Balliol Street
Toronto, ON	4,964	1,447	3,918	—	—	4,490	—	2013	1987	1340 York Mills Road
Toronto, ON	17,649	2,927	20,713	—	—	22,921	—	2015	1900	54 Foxbar Road
Toronto, ON	5,163	5,082	25,493	—	—	25,586	—	2015	1988	645 Castlefield Avenue
Winnipeg, MB	8,886	1,960	38,612	—	—	29,920	—	2013	1999	857 Wilkes Avenue
Assets Held For Sale Total	$187,041	$41,733	$407,447	$34,711	$—	$372,883	$—

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation (1)
Summary:
Seniors Housing Operating	$1,760,778	$2,296,482	$20,037,488	$4,923,531	$2,620,060	$24,637,441	$5,754,186
Triple-net	38,261	970,310	7,578,624	645,258	1,016,599	8,177,593	1,694,904
Outpatient Medical	229,137	848,834	4,756,618	2,603,702	1,061,165	7,147,989	1,825,724
Construction in progress	7,228	—	1,304,441	—	—	1,304,441	—

Total continuing operating properties	2,035,404	4,115,626	33,677,171	8,172,491	4,697,824	41,267,464	9,274,814

Assets held for sale	187,041	41,733	407,447	34,711	—	372,883	—

Total investments in real property owned	$2,222,445	$4,157,359	$34,084,618	$8,207,202	$4,697,824	$41,640,347	$9,274,814
(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
Investment in real estate:
Beginning balance	$41,000,766	$37,605,747	$33,670,006
Acquisitions and development	5,296,051	3,599,107	4,805,086
Improvements	517,682	476,017	282,834
Impairment of assets	(36,097)	(17,502)	(51,107)
Dispositions(1)	(688,370)	(97,102)	(1,063,990)
Foreign currency translation	248,139	(565,501)	(37,082)
Ending balance(2)	$46,338,171	$41,000,766	$37,605,747

Accumulated depreciation:
Beginning balance	$8,075,733	$6,910,114	$6,104,297
Depreciation and amortization expenses	1,401,101	1,310,368	1,037,566
Amortization of above market leases	5,658	3,991	4,036
Dispositions and other (1)	(237,280)	(38,327)	(234,397)
Foreign currency translation	29,602	(110,413)	(1,388)
Ending balance	$9,274,814	$8,075,733	$6,910,114

(1) Includes property dispositions and dispositions of leasehold improvements which are generally fully depreciated. Additionally, during the year ended December 31, 2022, seven financing leases were classified as held for sale on our Consolidated Balance Sheet. During the year ended December 31, 2023, we executed a series of transactions that included the assignment of the leasehold interests in the properties to a newly formed tri-party unconsolidated joint venture and culminated in the closing of the purchase option by the joint venture. The transactions resulted in a gain from the loss of control and derecognition of the leasehold interests.
(2) The unaudited aggregate cost for tax purposes for real property equals $34,142,821,000 at December 31, 2023.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2023
				(in thousands)
Location	Segment	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages relating to 1 property located in:
North Carolina	Triple-net	18.50%	2023	Interest only until maturity	$—	$32,783	$32,347	$32,783

First mortgages relating to multiple properties located in:
United Kingdom	Triple-net	12.40%	2028	Interest until maturity; Interest paid-in-kind until maturity	—	779,175	753,333	—
United States - OR, NV, MT, SD, WA, WY	Triple-net	8.00%	2026	Interest only until maturity	—	40,000	39,120	—
United States - OR, NV, MT, SD, WA, WY	Triple-net	13.65%	2026	Interest only until maturity	—	170,000	166,260	—
First mortgages less than three percent of total:
United States - DE, GA, MI, OH, SC, TX, WA	Various	6% - 18.50%	2023 - 2030	N/A	N/A	N/A	52,192	17,062

Totals					$—	$1,021,958	$1,043,252	$49,845

	Year Ended December 31,
	2023	2022	2021
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$697,906	$877,102	$293,752
Additions:
Advances on loans receivable	313,877	33,555	843,249
Interest added	39,768	49,932	11,815
Total additions	353,645	83,487	855,064

Deductions:
Receipts on loans receivable	(42,415)	(181,040)	(214,132)
Loan balance transferred to non-real estate loans receivable	—	—	(9,142)
Change in allowance for credit losses and charge-offs	(4,706)	2,894	(6,984)
Other	—	—	(29,619)
Total deductions	(47,121)	(178,146)	(259,877)
Change in balance due to foreign currency translation	38,822	(84,537)	(11,837)
Balance at end of year	$1,043,252	$697,906	$877,102