Form 10-Q
period 2024-03-31
WELLTOWER INC.
filed 2024-04-30
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of April 26, 2024, Welltower Inc. had 597,916,197 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	March 31, 2024 (Unaudited)	December 31, 2023 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$4,754,699	$4,697,824
Buildings and improvements	37,841,775	37,796,553
Acquired lease intangibles	2,158,915	2,166,470
Real property held for sale, net of accumulated depreciation	422,225	372,883
Construction in progress	1,342,410	1,304,441
Less accumulated depreciation and amortization	(9,537,562)	(9,274,814)
Net real property owned	36,982,462	37,063,357
Right of use assets, net	348,892	350,969
Real estate loans receivable, net of credit allowance	1,426,094	1,361,587
Net real estate investments	38,757,448	38,775,913
Other assets:
Investments in unconsolidated entities	1,719,646	1,636,531
Goodwill	68,321	68,321
Cash and cash equivalents	2,388,488	1,993,646
Restricted cash	89,847	82,437
Straight-line rent receivable	469,976	443,800
Receivables and other assets	1,059,859	1,011,518
Total other assets	5,796,137	5,236,253
Total assets	$44,553,585	$44,012,166

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	12,171,913	13,552,222
Secured debt	2,033,232	2,183,327
Lease liabilities	381,320	383,230
Accrued expenses and other liabilities	1,419,212	1,521,660
Total liabilities	16,005,677	17,640,439
Redeemable noncontrolling interests	300,915	290,605
Equity:
Common stock	592,637	565,894
Capital in excess of par value	35,105,097	32,741,949
Treasury stock	(114,842)	(111,578)
Cumulative net income	9,272,190	9,145,044
Cumulative dividends	(17,126,302)	(16,773,773)
Accumulated other comprehensive income (loss)	(180,837)	(163,160)
Total Welltower Inc. stockholders’ equity	27,547,943	25,404,376
Noncontrolling interests	699,050	676,746
Total equity	28,246,993	26,081,122
Total liabilities and equity	$44,553,585	$44,012,166
Note: The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Resident fees and services	$1,360,274	$1,131,685
Rental income	417,652	384,059
Interest income	52,664	36,405
Other income	29,151	8,580
Total revenues	1,859,741	1,560,729

Expenses:
Property operating expenses	1,096,913	957,753
Depreciation and amortization	365,863	339,112
Interest expense	147,318	144,403
General and administrative expenses	53,318	44,371
Loss (gain) on derivatives and financial instruments, net	(3,054)	930
Loss (gain) on extinguishment of debt, net	6	5
Provision for loan losses, net	1,014	777
Impairment of assets	43,331	12,629
Other expenses	14,131	22,745
Total expenses	1,718,840	1,522,725

Income (loss) from continuing operations before income taxes and other items	140,901	38,004
Income tax (expense) benefit	(6,191)	(3,045)
Income (loss) from unconsolidated entities	(7,783)	(7,071)
Gain (loss) on real estate dispositions, net	4,707	747
Income (loss) from continuing operations	131,634	28,635

Net income (loss)	131,634	28,635
Less: Net income (loss) attributable to noncontrolling interests(1)	4,488	2,962
Net income (loss) attributable to common stockholders	$127,146	$25,673

Weighted average number of common shares outstanding:
Basic	574,049	492,061
Diluted	577,530	494,494

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.23	$0.06
Net income (loss) attributable to common stockholders	$0.22	$0.05

Diluted:
Income (loss) from continuing operations	$0.23	$0.06
Net income (loss) attributable to common stockholders(2)	$0.22	$0.05

Dividends declared and paid per common share	$0.61	$0.61
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income (loss)	$131,634	$28,635

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(85,830)	80,765
Derivative and financial instruments designated as hedges gain (loss)	60,615	(69,738)
Total other comprehensive income (loss)	(25,215)	11,027

Total comprehensive income (loss)	106,419	39,662
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	(3,050)	5,841
Total comprehensive income (loss) attributable to common stockholders	$109,469	$33,821

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended March 31, 2024
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2024	$565,894	$32,741,949	$(111,578)	$9,145,044	$(16,773,773)	$(163,160)	$676,746	$26,081,122
Comprehensive income:
Net income (loss)				127,146			4,180	131,326
Other comprehensive income (loss)						(17,677)	(6,075)	(23,752)
Total comprehensive income								107,574
Net change in noncontrolling interests		(19,282)					6,191	(13,091)
Adjustment to members' interest from change in ownership in Welltower OP		(18,852)					18,852	—
Redemption of OP Units and DownREIT Units	19	825					(844)	—
Amounts related to stock incentive plans, net of forfeitures	112	11,936	(3,264)					8,784
Net proceeds from issuance of common stock	26,612	2,388,521						2,415,133
Dividends paid:
Common stock dividends					(352,529)			(352,529)
Balances at March 31, 2024	$592,637	$35,105,097	$(114,842)	$9,272,190	$(17,126,302)	$(180,837)	$699,050	$28,246,993

	Three Months Ended March 31, 2023
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2023	$491,919	$26,742,750	$(111,001)	$8,804,950	$(15,514,097)	$(119,707)	$714,739	$21,009,553
Comprehensive income:
Net income (loss)				25,673			2,688	28,361
Other comprehensive income (loss)						8,148	3,023	11,171
Total comprehensive income								39,532
Net change in noncontrolling interests		(8,304)					29,648	21,344
Adjustment to members' interest from change in ownership in Welltower OP		(6,139)					6,139	—
Redemption of OP Units and DownREIT Units	272	17,515					(432)	17,355
Amounts related to stock incentive plans, net of forfeitures	134	9,330	(1,924)					7,540
Net proceeds from issuance of common stock	5,603	404,862						410,465
Dividends paid:
Common stock dividends					(301,829)			(301,829)
Balances at March 31, 2023	$497,928	$27,160,014	$(112,925)	$8,830,623	$(15,815,926)	$(111,559)	$755,805	$21,203,960

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities:
Net income	$131,634	$28,635
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	365,863	339,112
Other amortization expenses	13,105	9,792
Provision for loan losses, net	1,014	777
Impairment of assets	43,331	12,629
Stock-based compensation expense	12,048	9,456
Loss (gain) on derivatives and financial instruments, net	(3,054)	930
Loss (gain) on extinguishment of debt, net	6	5
Loss (income) from unconsolidated entities	7,783	7,071
Rental income less than (in excess of) cash received	(30,503)	(36,827)
Amortization related to above (below) market leases, net	(5)	(82)
Loss (gain) on real estate dispositions, net	(4,707)	(747)
Proceeds from (payments on) interest rate swap settlements	(59,555)	—
Distributions by unconsolidated entities	1,609	3,418
Increase (decrease) in accrued expenses and other liabilities	(29,420)	(4,503)
Decrease (increase) in receivables and other assets	(42,343)	6,392
Net cash provided from (used in) operating activities	406,806	376,058

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(62,771)	(402,719)
Cash disbursed for capital improvements to existing properties	(132,509)	(91,339)
Cash disbursed for construction in progress	(231,763)	(226,226)
Capitalized interest	(13,809)	(10,335)
Investment in loans receivable	(116,789)	(54,831)
Principal collected on loans receivable	36,472	15,592
Other investments, net of payments	(11,723)	(80,548)
Contributions to unconsolidated entities	(103,825)	(112,822)
Distributions by unconsolidated entities	10,039	4,800
Net proceeds from net investment hedge settlements	913	3,933
Proceeds from sales of real property	44,834	21,658
Net cash provided from (used in) investing activities	(580,931)	(932,837)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	—
Payments to extinguish senior unsecured notes	(1,350,000)	—
Net proceeds from the issuance of secured debt	1,379	362,900
Payments on secured debt	(132,833)	(39,573)
Net proceeds from the issuance of common stock	2,416,484	411,032
Payments for deferred financing costs and prepayment penalties	(6)	(6,444)
Contributions by noncontrolling interests(1)	23,797	83,480
Distributions to noncontrolling interests(1)	(22,591)	(35,664)
Cash distributions to stockholders	(352,184)	(300,195)
Other financing activities	(5,479)	(5,066)
Net cash provided from (used in) financing activities	578,567	470,470
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(2,190)	2,813
Increase (decrease) in cash, cash equivalents and restricted cash	402,252	(83,496)
Cash, cash equivalents and restricted cash at beginning of period	2,076,083	722,292
Cash, cash equivalents and restricted cash at end of period	$2,478,335	$638,796

Supplemental cash flow information:
Interest paid	$149,007	$148,399
Income taxes paid (received), net	3,259	325

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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.745% for the three months ended March 31, 2024. As of March 31, 2024, Welltower owned 99.726% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.274% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily an indication of the results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
New Accounting Standards
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")," which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and disclosures.
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

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024				March 31, 2023
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$26,691	$710	$—	$27,401	$2,517	$7,370	$60,527	$70,414
Buildings and improvements	48,615	253	—	48,868	16,434	74,289	255,706	346,429
Acquired lease intangibles	5,861	—	—	5,861	865	—	39,090	39,955
Right of use assets, net	—	—	—	—	—	—	927	927
Total net real estate assets	81,167	963	—	82,130	19,816	81,659	356,250	457,725
Receivables and other assets	24	—	—	24	234	—	358	592
Total assets acquired	81,191	963	—	82,154	20,050	81,659	356,608	458,317
Secured debt	—	—	—	—	(5,501)	—	(40,953)	(46,454)
Lease liabilities	—	—	—	—	—	—	(953)	(953)
Accrued expenses and other liabilities	(532)	—	—	(532)	(120)	—	(8,071)	(8,191)
Total liabilities acquired	(532)	—	—	(532)	(5,621)	—	(49,977)	(55,598)
Non-cash acquisition related activity(1)	(18,141)	(710)	—	(18,851)	—	—	—	—
Cash disbursed for acquisitions	62,518	253	—	62,771	14,429	81,659	306,631	402,719
Construction in progress additions	165,140	28	83,529	248,697	131,944	4,995	101,609	238,548
Less: Capitalized interest	(11,660)	—	(2,149)	(13,809)	(7,950)	(1,248)	(1,137)	(10,335)
Accruals (2)	2,248	72	(5,445)	(3,125)	2,303	—	(4,290)	(1,987)
Cash disbursed for construction in progress	155,728	100	75,935	231,763	126,297	3,747	96,182	226,226
Capital improvements to existing properties	104,812	6,064	21,633	132,509	69,783	4,427	17,129	91,339
Total cash invested in real property, net of cash acquired	$323,058	$6,417	$97,568	$427,043	$210,509	$89,833	$419,942	$720,284
(1) Primarily relates to the acquisition of assets previously financed as real estate loans receivable.
(2) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Affinity Living Communities ("Affinity") Acquisition
In February 2024, we entered into a definitive agreement to acquire 25 Seniors Housing Operating properties for a total purchase price of $969 million, which will be managed under the Affinity brand. The transaction is expected to close in the second quarter of 2024 and will be funded through a combination of cash and the assumption of $523 million of secured debt, subject to customary closing conditions and lender consents.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Development projects:
Seniors Housing Operating	$88,680	$26,712
Outpatient Medical	91,248	9,351
Total development projects	179,928	36,063
Expansion projects	3,083	17,245
Total construction in progress conversions	$183,011	$53,308

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	March 31, 2024	December 31, 2023
Assets:
In place lease intangibles	$1,988,594	$2,001,827
Above market tenant leases	66,663	66,663
Lease commissions	103,658	97,980
Gross historical cost	2,158,915	2,166,470
Accumulated amortization	(1,682,328)	(1,651,656)
Net book value	$476,587	$514,814

Liabilities:
Below market tenant leases	$70,364	$70,364
Accumulated amortization	(49,162)	(47,939)
Net book value	$21,202	$22,425
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Rental income related to (above)/below market tenant leases, net	$(31)	$45
Amortization related to in place lease intangibles and lease commissions	(46,791)	(56,151)
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At March 31, 2024, 21 Seniors Housing Operating properties, one Triple-net property, and four Outpatient Medical properties with an aggregate real estate balance of $422,225,000 were classified as held for sale. In addition to the real property balances, secured debt balances of $171,292,000 and net other assets and (liabilities) of $21,925,000 are included in the Consolidated Balance Sheets related to the held for sale properties. Expected gross sales proceeds related to the held for sale properties are approximately $611,468,000, which includes non-cash consideration relating to 14 Canadian Revera properties discussed below.
During the three months ended March 31, 2024, we entered into a definitive agreement and subsequently closed on the sale of four Seniors Housing Operating properties. In conjunction with this transaction, an impairment charge of $23,795,000 was recognized related to two properties. Additionally, we recorded $15,584,000 of impairment charges related to six Seniors Housing Operating properties classified as held for sale and not yet sold as of March 31, 2024 for which the carrying value exceeded the estimated fair value less costs to sell. Impairment charges of $3,952,000 related to two Seniors Housing Operating properties classified as held for use for which the carrying value exceeded the estimated fair value were also recognized.
During the three months ended March 31, 2023, we recorded $12,629,000 of impairment charges related to three Seniors Housing Operating properties classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell, and one Seniors Housing Operating property classified as held for use for which the carrying value exceeded the estimated fair value.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of March 31, 2024 of $(37,190,000) and $(14,525,000) for the three months ended March 31, 2024 and 2023, respectively.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Real estate dispositions:
Seniors Housing Operating(1)	$39,985	$18,572
Triple-net	—	2,028
Total dispositions	39,985	20,600
Gain (loss) on real estate dispositions, net	4,707	747
Net other assets/(liabilities) disposed	142	311
Cash proceeds from real estate dispositions	$44,834	$21,658
(1) Dispositions occurring in the three months ended March 31, 2024 include the disposition of an unconsolidated equity method investment that owned six properties.

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
The Canadian portfolio consists of 85 properties in a joint venture owned 75% by us and 25% by Revera. On April 1, 2024, we closed the Canadian portion of the transaction, which included acquiring Revera's interest in 71 properties and selling our interests in the remaining 14 properties. Operations for the 71 retained properties previously transitioned to new operators.
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Three Months Ended
	Classification	March 31, 2024	March 31, 2023
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$5,693	$5,520
Non-real estate investment lease expense	General and administrative expenses	1,454	1,863
Finance lease cost:
Amortization of leased assets	Property operating expenses	1,028	2,284
Interest on lease liabilities	Interest expense	651	1,427
Sublease income	Rental income	—	(2,950)
Total		$8,826	$8,144
(1) Includes short-term leases which are immaterial.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	March 31, 2024	December 31, 2023
Right of use assets:
Operating leases - real estate	Right of use assets, net	$280,941	$283,293
Finance leases - real estate	Right of use assets, net	67,951	67,676
Real estate right of use assets, net		348,892	350,969
Operating leases - non-real estate investments	Receivables and other assets	10,360	11,338
Total right of use assets, net		$359,252	$362,307

Lease liabilities:
Operating leases		$300,779	$303,553
Finance leases		80,541	79,677
Total		$381,320	$383,230

Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the three months ended March 31, 2024, we wrote-off previously recognized straight-line rent receivable balances of $9,356,000 through a reduction of rental income, which relate to leases for which the collection of substantially all contractual lease payments was no longer probable.
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" (ASC 842), typically include some form of operating expense reimbursement by the tenant. For the three months ended March 31, 2024, we recognized $417,652,000 of rental income related to operating leases, of which $56,228,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the three months ended March 31, 2023, we recognized $384,059,000 of rental income related to operating leases, of which $53,794,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $130,565,000 and $108,915,000 for the three months ended March 31, 2024 and 2023, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $32,027,000 and $31,798,000 as of March 31, 2024 and December 31, 2023, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	March 31, 2024	December 31, 2023
Mortgage loans	$1,067,042	$1,057,516
Other real estate loans	381,347	324,660
Allowance for credit losses on real estate loans receivable	(22,295)	(20,589)
Real estate loans receivable, net of credit allowance	1,426,094	1,361,587
Non-real estate loans	510,433	503,993
Allowance for credit losses on non-real estate loans receivable	(171,971)	(173,874)
Non-real estate loans receivable, net of credit allowance	338,462	330,119
Total loans receivable, net of credit allowance	$1,764,556	$1,691,706

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our loan activity for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Advances on loans receivable	$116,789	$54,831
Less: Receipts on loans receivable	36,472	15,592
Net cash advances (receipts) on loans receivable	$80,317	$39,239
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
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	March 31, 2024
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2023	$196,210	$(169,808)	$26,402	6
Collective loan pool	2010 - 2019	224,831	(3,094)	221,737	16
Collective loan pool	2020	33,300	(458)	32,842	5
Collective loan pool	2021	878,336	(12,288)	866,048	10
Collective loan pool	2022	128,613	(1,770)	126,843	18
Collective loan pool	2023	384,429	(5,291)	379,138	17
Collective loan pool	2024	113,103	(1,557)	111,546	8
Total loans		$1,958,822	$(194,266)	$1,764,556	80

During the three months ended March 31, 2024, certain secured and unsecured indebtedness payable by Genesis HealthCare ("Genesis") to us, which has a carrying value of $197,010,000, was modified to extend the maturity date to June 28, 2024, with no other changes to the terms.
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Balance at beginning of period	$194,463	$164,249
Provision for loan losses, net(1)	1,014	777
Purchased deteriorated loan	—	19,077
Loan write-offs	(1,088)	—
Foreign currency translation	(123)	215
Balance at end of period	$194,266	$184,318
(1) Excludes the provision for loan loss on held-to-maturity debt securities.

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

	Percentage Ownership (1)	March 31, 2024	December 31, 2023
Seniors Housing Operating	10% to 95%	$1,334,405	$1,248,774
Triple-net	10% to 88%	141,117	147,679
Outpatient Medical	15% to 50%	244,124	240,078
Total		$1,719,646	$1,636,531
(1) As of March 31, 2024 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At March 31, 2024, the aggregate unamortized basis difference of our joint venture investments of $143,926,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 26 properties as of March 31, 2024 for the development and construction of certain properties that have a carrying value of $870,375,000. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $208,631,000 related to these investments.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the three months ended March 31, 2024, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Cogir Management Corporation	120	$58,003	8%
Integra Healthcare Properties	147	53,838	7%
Sunrise Senior Living	88	40,674	5%
Avery Healthcare	84	34,994	5%
Oakmont Management Group	64	29,491	4%
Remaining portfolio	1,400	545,828	71%
Totals	1,903	$762,828	100%
(1) Cogir Management Corporation, Sunrise Senior Living and Oakmont Management Group are in our Seniors Housing Operating segment. Integra Healthcare Properties is in our Triple-net segment. Avery Healthcare operates assets in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 26% of total NOI for the year ended December 31, 2023.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At March 31, 2024, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at March 31, 2024) and a $3,000,000,000 tranche that matures on June 4, 2025 (none outstanding at March 31, 2024). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at March 31, 2024). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

rate at March 31, 2024. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at March 31, 2024.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at March 31, 2024).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Balance outstanding at quarter end	$—	$—
Maximum amount outstanding at any month end	$—	$205,000
Average amount outstanding (total of daily principal balances divided by days in period)	$—	$65,833
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	—%	5.05%

11. Senior Unsecured Notes and Secured Debt
At March 31, 2024, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2024	$—	$307,236	$307,236
2025	1,260,000	379,484	1,639,484
2026	700,000	152,652	852,652
2027 (4,5)	1,906,204	206,191	2,112,395
2028 (6)	2,480,035	105,956	2,585,991
Thereafter (7)	5,981,850	919,257	6,901,107
Total principal balance	12,328,089	2,070,776	14,398,865
Unamortized discounts and premiums, net	(25,740)	—	(25,740)
Unamortized debt issuance costs, net	(68,869)	(19,014)	(87,883)
Fair value adjustments and other, net	(61,567)	(18,530)	(80,097)
Total carrying value of debt	$12,171,913	$2,033,232	$14,205,145
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.94% and 4.06% as of March 31, 2024 and March 31, 2023, respectively.
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
(3) Annual interest rates range from 1.25% to 8.13%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.62% and 4.55% as of March 31, 2024 and March 31, 2023, respectively. Gross real property value of the properties securing the debt totaled $5,432,108,000 at March 31, 2024.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $184,638,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2024). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (6.28% at March 31, 2024) and Canadian Dealer Offered Rate plus 0.85% (6.14% at March 31, 2024), respectively.
(5) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $221,566,000 based on the Canadian/U.S. Dollar exchange rate on March 31, 2024).
(6) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $695,035,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2024).
(7) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $631,850,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on March 31, 2024).

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$13,699,619	$12,584,529
Debt extinguished	(1,350,000)	—
Foreign currency	(21,530)	30,870
Ending balance	$12,328,089	$12,615,399
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
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028 (the "Exchangeable Notes") unless earlier exchanged, purchased or redeemed. The Exchangeable Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year. We recognized contractual interest expense on the Exchangeable Notes of approximately $7,116,000 for the three months ended March 31, 2024. Additionally, amortization of related issuance costs for the three months ended March 31, 2024 were $1,165,000. Unamortized issuance costs were $19,125,000 as of March 31, 2024 and $20,245,000 as of December 31, 2023.
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$2,222,445	$2,129,954
Debt issued	1,379	362,900
Debt assumed	—	53,223
Debt extinguished	(120,946)	(24,631)
Principal payments	(11,887)	(14,942)
Foreign currency	(20,215)	304
Ending balance	$2,070,776	$2,506,808
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2024, we were in compliance in all material respects with all of the covenants under our debt agreements.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $(59,555,000). As of March 31, 2024, the unamortized loss amount was $(58,066,000). In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap is effective beginning in June 2025 and matures in December 2030. As of March 31, 2024, the carrying amount of the notes, exclusive of the hedge, is $742,892,000. The fair value of the swap as of March 31, 2024 was $(3,501,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the three months ended March 31, 2024 and 2023, we settled certain net investment hedges generating cash proceeds of $608,000 and $1,994,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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
Equity Warrants
We received equity warrants through our lending activities, which were accounted for as loan origination fees. The warrants provide us the right to participate in the capital appreciation of the underlying HC-One Group real estate portfolio above a designated price upon liquidation and contain net settlement terms qualifying as derivatives under ASC Topic 815. The warrants are classified within receivables and other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within loss (gain) on derivatives and financial instruments in our Consolidated Statements of Comprehensive Income.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$2,600,000	$2,025,000
Denominated in Pound Sterling	£1,660,708	£1,660,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$522,601	$872,601

Interest rate swaps designated as fair value hedges:
Denominated in U.S Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At March 31, 2024, the maximum maturity date was September 1, 2028.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended March 31,
Description	Location	2024	2023
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$4,818	$4,619
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$1,301	$(254)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$3,054	$(885)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$60,615	$(69,738)
13. Commitments and Contingencies
At March 31, 2024, we had 23 outstanding letter of credit obligations totaling $51,922,000 and expiring between 2024 and 2025. At March 31, 2024, we had outstanding construction in progress of $1,342,410,000 and were committed to providing additional funds of approximately $859,450,000 to complete construction. Additionally, at March 31, 2024, we had outstanding investments classified as in substance real estate of $870,375,000 and were committed to provide additional funds of $208,631,000 (see Note 8 for additional information). Purchase obligations at March 31, 2024 also include $34,926,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.
14. Stockholders’ Equity
The following is a summary of our stockholders’ equity capital accounts as of the dates indicated:

	March 31, 2024	December 31, 2023
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	700,000,000	700,000,000
Issued shares	592,731,080	566,001,632
Outstanding shares	590,934,192	564,241,181

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Common Stock
In February 2024, we entered into an equity distribution agreement whereby we can offer and sell up to $3,500,000,000 aggregate amount of our common stock ("ATM Program"). Our prior equity distribution agreement dated August 1, 2023, allowing us to sell up to $4,000,000,000 aggregate amount of our common stock, was terminated as a result. The ATM Program also allows us to enter into forward sale agreements (none outstanding at March 31, 2024). As of March 31, 2024, we had $1,519,557,000 of remaining capacity under the ATM Program. During April 2024, we sold 6,497,030 shares of common stock under our ATM Program.
The following is a summary of our common stock issuances during the three months ended March 31, 2024 and 2023 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2023 ATM Program issuances	5,603,161	$73.74	$413,157	$411,032
2023 Redemption of OP Units and DownREIT Units	271,997		—	—
2023 Stock incentive plans, net of forfeitures	(89,579)		—	—
2023 Totals	5,785,579		$413,157	$411,032

2024 Option exercises	122	$73.77	$9	$9
2024 ATM Program issuances	26,611,694	91.22	2,427,464	2,416,475
2024 Redemption of OP Units and DownREIT Units	19,129		—	—
2024 Stock incentive plans, net of forfeitures	62,066		—	—
2024 Totals	26,693,011		$2,427,473	$2,416,484
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2024		March 31, 2023
	Per Share	Amount	Per Share	Amount
Common stock	$0.61	$352,529	$0.61	$301,829
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Foreign currency translation	$(991,967)	$(913,675)
Derivative and financial instruments designated as hedges	811,130	750,515
Total accumulated other comprehensive income (loss)	$(180,837)	$(163,160)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock or units to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 are issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $12,048,000 and $9,456,000 for the three months ended March 31, 2024 and 2023, respectively.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$127,146	$25,673

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	(325)	(10)
Numerator for diluted earnings per share	$126,821	$25,663

Denominator for basic earnings per share - weighted average shares	574,049	492,061
Effect of dilutive securities:
Employee stock options	69	4
Non-vested restricted shares and units	1,061	613
OP Units and DownREIT Units	2,329	1,786
Employee stock purchase program	22	30
Dilutive potential common shares	3,481	2,433
Denominator for diluted earnings per share - adjusted weighted average shares	577,530	494,494

Basic earnings per share	$0.22	$0.05
Diluted earnings per share	$0.22	$0.05
The Exchangeable Notes were not included in the computation of diluted earnings per share as they were anti-dilutive for the three months ended March 31, 2024.
17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level valuation hierarchy exists for disclosures of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Please see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information. The three levels are defined below:
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$1,052,156	$1,080,321	$1,043,252	$1,105,260
Other real estate loans receivable	373,938	384,721	318,335	319,905
Cash and cash equivalents	2,388,488	2,388,488	1,993,646	1,993,646
Restricted cash	89,847	89,847	82,437	82,437
Non-real estate loans receivable	338,462	324,132	330,119	312,985
Foreign currency forward contracts, interest rate swaps and cross currency swaps	50,127	50,127	37,118	37,118
Equity warrants	38,511	38,511	35,772	35,772

Financial liabilities:
Senior unsecured notes	$12,171,913	$11,787,206	$13,552,222	$13,249,247
Secured debt	2,033,232	1,986,736	2,183,327	2,144,059
Foreign currency forward contracts, interest rate swaps and cross currency swaps	19,261	19,261	96,023	96,023

Redeemable DownREIT Unitholder interests	$80,754	$80,754	$77,928	$77,928
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

	Fair Value Measurements as of March 31, 2024
	Total	Level 1	Level 2	Level 3
Equity warrants	$38,511	$—	$—	$38,511
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	30,866	—	30,866	—
Totals	$69,377	$—	$30,866	$38,511
(1) Please see Note 12 for additional information.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$35,772	$30,436
Mark-to-market adjustment	3,054	(885)
Foreign currency	(315)	718
Ending balance	$38,511	$30,269
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 10.0% and 10.5% at March 31, 2024 and 2023, respectively.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. All inter-segment transactions are eliminated.

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended March 31, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,360,274	$—	$—	$—	$1,360,274
Rental income	—	221,744	195,908	—	417,652
Interest income	5,023	46,789	852	—	52,664
Other income	1,463	1,199	2,402	24,087	29,151
Total revenues	1,366,760	269,732	199,162	24,087	1,859,741

Property operating expenses	1,019,347	10,817	62,463	4,286	1,096,913
Consolidated net operating income (loss)	347,413	258,915	136,699	19,801	762,828

Depreciation and amortization	236,796	62,535	66,532	—	365,863
Interest expense	11,186	358	1,718	134,056	147,318
General and administrative expenses	—	—	—	53,318	53,318
Loss (gain) on derivatives and financial instruments, net	—	(3,054)	—	—	(3,054)
Loss (gain) on extinguishment of debt, net	6	—	—	—	6
Provision for loan losses, net	1,568	(567)	13	—	1,014
Impairment of assets	43,331	—	—	—	43,331
Other expenses	8,757	1,205	609	3,560	14,131
Income (loss) from continuing operations before income taxes and other items	45,769	198,438	67,827	(171,133)	140,901
Income tax (expense) benefit	—	—	—	(6,191)	(6,191)
Income (loss) from unconsolidated entities	(4,267)	(3,153)	(363)	—	(7,783)
Gain (loss) on real estate dispositions, net	4,602	26	79	—	4,707
Income (loss) from continuing operations	46,104	195,311	67,543	(177,324)	131,634
Net income (loss)	$46,104	$195,311	$67,543	$(177,324)	$131,634

Total assets	$25,009,470	$9,883,758	$7,414,657	$2,245,700	$44,553,585

Three Months Ended March 31, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,131,685	$—	$—	$—	$1,131,685
Rental income	—	202,419	181,640	—	384,059
Interest income	2,551	33,763	91	—	36,405
Other income	2,445	1,883	3,100	1,152	8,580
Total revenues	1,136,681	238,065	184,831	1,152	1,560,729

Property operating expenses	883,784	11,723	58,365	3,881	957,753
Consolidated net operating income (loss)	252,897	226,342	126,466	(2,729)	602,976

Depreciation and amortization	220,407	54,528	64,177	—	339,112
Interest expense	11,487	(15)	4,104	128,827	144,403
General and administrative expenses	—	—	—	44,371	44,371
Loss (gain) on derivatives and financial instruments, net	—	930	—	—	930
Loss (gain) on extinguishment of debt, net	—	—	5	—	5
Provision for loan losses, net	(73)	850	—	—	777
Impairment of assets	12,629	—	—	—	12,629
Other expenses	17,579	2,467	547	2,152	22,745
Income (loss) from continuing operations before income taxes and other items	(9,132)	167,582	57,633	(178,079)	38,004
Income tax (expense) benefit	—	—	—	(3,045)	(3,045)
Income (loss) from unconsolidated entities	(15,589)	8,432	86	—	(7,071)
Gain (loss) on real estate dispositions, net	833	520	(606)	—	747
Income (loss) from continuing operations	(23,888)	176,534	57,113	(181,124)	28,635
Net income (loss)	$(23,888)	$176,534	$57,113	$(181,124)	$28,635

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended
	March 31, 2024		March 31, 2023
Revenues:	Amount	%	Amount	%
United States	$1,546,896	83.2%	$1,296,022	83.0%
United Kingdom	161,508	8.7%	147,876	9.5%
Canada	151,337	8.1%	116,831	7.5%
Total	$1,859,741	100.0%	$1,560,729	100.0%

	Three Months Ended
	March 31, 2024		March 31, 2023
Resident Fees and Services:	Amount	%	Amount	%
United States	$1,097,339	80.7%	$908,944	80.4%
United Kingdom	116,879	8.6%	109,012	9.6%
Canada	146,056	10.7%	113,729	10.0%
Total	$1,360,274	100.0%	$1,131,685	100.0%

	As of
	March 31, 2024		December 31, 2023
Assets:	Amount	%	Amount	%
United States	$37,428,967	84.0%	$36,929,186	83.9%
United Kingdom	3,526,025	7.9%	3,587,230	8.2%
Canada	3,598,593	8.1%	3,495,750	7.9%
Total	$44,553,585	100.0%	$44,012,166	100.0%
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the three months ended March 31, 2024 and 2023 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. The company reflects current and deferred tax liabilities for any such

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
withholding taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits ("Pillar 2") that has been agreed upon in principle by over 140 countries. During 2023, many countries incorporated Pillar 2 model rules into their laws and will continue to do so in 2024. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar 2 effective January 1, 2024; however, countries must individually enact Pillar 2 which may result in variation in the application of the model rules and timelines. We continue to evaluate the potential consequences of Pillar 2 on our longer-term financial position.
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

	March 31, 2024	December 31, 2023
Assets:
Net real estate investments	$3,238,405	$3,277,741
Cash and cash equivalents	20,675	19,529
Receivables and other assets	56,433	43,513
Total assets (1)	$3,315,513	$3,340,783

Liabilities and equity:
Secured debt	$66,703	$76,507
Lease liabilities	2,538	2,539
Accrued expenses and other liabilities	15,260	13,850
Total equity	3,231,012	3,247,887
Total liabilities and equity	$3,315,513	$3,340,783
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and VIE's creditors do not have recourse to Welltower.
We recognized revenues from consolidated VIEs in the aggregate of $109,930,000 and $49,784,000 for the three months ended March 31, 2024 and 2023, respectively.
In addition, we have certain entities that qualify as unconsolidated VIEs including borrowers of loans receivable and in substance real estate investments. Our maximum exposure on these entities is limited to the net carrying value of the investments. Refer to Note 7 and Note 8 for additional details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Consolidated Financial Statements and related Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2023, including factors identified under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations."
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Welltower Inc. has no material assets or liabilities other than its investment in Welltower OP LLC. Welltower OP LLC is the borrower under, and Welltower Inc. is the guarantor of, all of the unsecured notes described in Note 11 to our unaudited consolidated financial statements.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.726% as of March 31, 2024. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended March 31, 2024 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$347,413	46.8%	918
Triple-net	258,915	34.8%	613
Outpatient Medical	136,699	18.4%	372
Totals	$743,027	100.0%	1,903

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
For the three months ended March 31, 2024, resident fees and services and rental income represented 73% and 22%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured revolving credit facility and commercial paper program, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from NOI and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving credit facility and commercial paper program, has historically been provided through a combination of the issuance of public debt and equity securities and the incurrence or assumption of secured debt. Given the general economic conditions during 2023 and into 2024, investments were generally funded proactively via issuances of common stock.
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At March 31, 2024, we had $2,388,488,000 of cash and cash equivalents, $89,847,000 of restricted cash and $4,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the three months ended March 31, 2024:
•In February 2024, we entered into the ATM Program (as defined below) pursuant to which we may offer and sell up to $3,500,000,000 of common stock of Welltower from time to time. Our prior equity distribution agreement dated August 1, 2023, allowing us to sell up to $4,000,000,000 aggregate amount of our common stock, was terminated. During the three months ended March 31, 2024, we sold 26,611,694 shares of common stock under our current and previous ATM Programs generating gross proceeds of approximately $2,427,464,000.
•During the three months ended March 31, 2024, we extinguished $120,946,000 of secured debt at a blended average interest rate of 7.56%.
•In January 2024, we repaid our $400,000,000 4.5% senior unsecured notes at maturity. In March 2024, we repaid our $950,000,000 3.625% senior unsecured notes at maturity.
Investments The following summarizes our property acquisitions and joint venture investments completed during the three months ended March 31, 2024 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	3	$81,167	5.6%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dispositions The following summarizes property dispositions completed during the three months ended March 31, 2024 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating(4)	10	$44,834	$39,985	2.9%

(1) Represents net proceeds received upon disposition.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
(4) Includes the disposition of an unconsolidated equity method investment that owned six properties.
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
Dividends Our Board of Directors declared a cash dividend for the quarter ended March 31, 2024 of $0.61 per share. On May 22, 2024, we will pay our 212th consecutive quarterly cash dividend to stockholders of record on May 13, 2024.
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
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Net income (loss)	$131,634	$88,440	$134,722	$106,342	$28,635
NICS	127,146	83,911	127,470	103,040	25,673
FFO	556,703	491,859	419,124	466,182	386,062
NOI	762,828	713,697	666,740	706,806	602,976
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Net debt to book capitalization ratio	29%	34%	36%	38%	40%
Net debt to undepreciated book capitalization ratio	24%	28%	29%	31%	32%
Net debt to enterprise value ratio	17%	21%	23%	25%	28%

Interest coverage ratio	4.29x	3.79x	3.88x	3.81x	3.44x
Fixed charge coverage ratio	3.98x	3.52x	3.60x	3.51x	3.13x
Concentration Risk We evaluate our concentration risk in terms of NOI by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOI could be at risk if certain sectors were to experience downturns. Property mix measures the portion of our NOI that relates to our various property types. Relationship mix measures the portion of our NOI that relates to our current top five relationships. Geographic mix measures the portion of our NOI that relates to our current top five states (or countries outside the United States).
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Property mix:(1)
Seniors Housing Operating	47%	43%	45%	40%	42%
Triple-net	35%	37%	35%	42%	37%
Outpatient Medical	18%	20%	20%	18%	21%

Relationship mix: (1)
Cogir Management Corporation	8%	6%	4%	3%	4%
Integra Healthcare Properties	7%	8%	8%	8%	9%
Sunrise Senior Living	5%	5%	5%	7%	6%
Avery Healthcare	5%	5%	4%	3%	3%
Oakmont Management Group	4%	4%	4%	3%	3%
Remaining relationships	71%	72%	75%	76%	75%

Geographic mix:(1)
California	11%	11%	11%	11%	13%
United Kingdom	10%	9%	9%	8%	10%
Texas	8%	8%	8%	7%	8%
Florida	8%	8%	5%	4%	5%
Canada	7%	7%	6%	5%	6%
Remaining geographic areas	56%	57%	61%	65%	58%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of March 31, 2024 (dollars in thousands):

	Expiration Year (1)
	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	Thereafter
Triple-net:
Properties	4	16	13	1	5	4	34	5	127	42	351
Base rent (2)	$13,495	$8,016	$12,591	$1,232	$6,404	$1,035	$71,362	$11,002	$102,099	$55,028	$454,390
% of base rent	1.8%	1.1%	1.7%	0.2%	0.9%	0.1%	9.7%	1.5%	13.9%	7.5%	61.6%
Units/beds	692	521	1,695	80	616	219	3,669	423	6,163	3,267	39,909
% of units/beds	1.2%	0.9%	3.0%	0.1%	1.1%	0.4%	6.4%	0.7%	10.8%	5.7%	69.7%

Outpatient Medical:
Square feet	1,642,766	1,263,403	1,632,664	1,561,873	1,602,286	1,415,998	1,339,292	1,865,259	1,510,279	1,217,144	4,327,060
Base rent (2)	$49,042	$38,505	$45,805	$44,502	$45,234	$40,967	$39,757	$52,211	$45,293	$31,827	$126,299
% of base rent	8.8%	6.9%	8.2%	8.0%	8.1%	7.3%	7.1%	9.3%	8.1%	5.7%	22.5%
Leases	381	265	268	246	273	163	119	91	157	107	162
% of leases	17.1%	11.9%	12.0%	11.0%	12.2%	7.3%	5.3%	4.1%	7.0%	4.8%	7.3%

(1) Excludes our share of investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in “Cautionary Statement Regarding Forward-Looking Statements” and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2023, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$	%
Cash, cash equivalents and restricted cash at beginning of period	$2,076,083	$722,292	$1,353,791	187%
Cash provided from (used in) operating activities	406,806	376,058	30,748	8%
Cash provided from (used in) investing activities	(580,931)	(932,837)	351,906	38%
Cash provided from (used in) financing activities	578,567	470,470	108,097	23%
Effect of foreign currency translation	(2,190)	2,813	(5,003)	(178)%
Cash, cash equivalents and restricted cash at end of period	$2,478,335	$638,796	$1,839,539	288%
Operating Activities Please see “Results of Operations” for discussion of net income fluctuations. For the three months ended March 31, 2024 and 2023, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	$	%
New development	$231,763	$226,226	$5,537	2%
Recurring capital expenditures, tenant improvements and lease commissions	51,616	36,914	14,702	40%
Renovations, redevelopments and other capital improvements	80,893	54,425	26,468	49%
Total	$364,272	$317,565	$46,707	15%
The change in new development is primarily due to the number and size of construction projects on-going during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization. The increase in renovations, redevelopments and other capital improvements is due primarily to portfolio growth.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments which are summarized above in "Key Transactions." Please refer to Notes 10, 11 and 14 to our unaudited consolidated financial statements for additional information.
In May 2023, we issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028. In January 2024, we repaid our $400,000,000 4.5% senior unsecured notes at maturity. In March 2024, we repaid our $950,000,000 3.625% senior unsecured notes at maturity.
Off-Balance Sheet Arrangements
At March 31, 2024, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At March 31, 2024, we had 23 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of March 31, 2024 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$9,585,000	$—	$1,950,000	$2,285,000	$5,350,000
Canadian Dollar senior unsecured notes (2)	221,566	—	—	221,566	—
Pounds Sterling senior unsecured notes (2)	1,326,885	—	—	695,035	631,850
U.S. Dollar term credit facility	1,010,000	—	10,000	1,000,000	—
Canadian Dollar term credit facility (2)	184,638	—	—	184,638	—
Secured debt: (1,2)
Consolidated	2,070,776	307,236	532,136	312,147	919,257
Unconsolidated	1,027,084	143,300	556,718	144,773	182,293
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,476,211	383,282	881,529	644,098	1,567,302
Consolidated secured debt (2)	424,613	67,468	124,925	97,233	134,987
Unconsolidated secured debt (2)	114,457	27,517	31,453	14,171	41,316
Financing lease liabilities (4)	394,073	4,062	8,103	7,999	373,909
Operating lease liabilities (4)	945,198	14,926	33,660	32,785	863,827
Purchase obligations (5)	1,103,007	799,951	291,535	7,792	3,729
Total contractual obligations	$21,883,508	$1,747,742	$4,420,059	$5,647,237	$10,068,470

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
(5) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to asset acquisitions under contract that have not yet closed as of March 31, 2024, including the acquisition of Affinity Living Communities described in Note 3.

Capital Structure
Please refer to “Credit Strength” above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of March 31, 2024, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the “SEC”) an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "Shelf Form S-3") covering an indeterminate amount of future offerings of Welltower’s debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. On April 1, 2022, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan (“DRIP”) under which it may issue up to 15,000,000 shares of common stock. On May 3, 2023, Welltower and Welltower OP filed post-effective amendment no. 1 to the Shelf Form S-3 pursuant to which Welltower OP expressly adopted the Shelf Form S-3 as its own registration statement following its statutory conversion from a corporation to a limited liability company. As of April 26, 2024, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On February 15, 2024, Welltower and Welltower OP entered into an equity distribution agreement (the “EDA”) with (i) Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities Inc., Citigroup

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Robert W. Baird & Co. Incorporated, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $3,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the “ATM Program”). The ATM Program also allows Welltower to enter into forward sale agreements. As of April 26, 2024, we had $936,054,307 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the Shelf Form S-3, Welltower also filed with the SEC a prospectus supplement that will continue an offering that was previously covered by a prior registration statement relating to the registration of up to 475,327 shares of common stock of Welltower Inc. (the “DownREIT II Shares”) that may be issued from time to time if, and to the extent that, certain holders of Class A units (the “DownREIT II Units”) of HCN G&L DownREIT II LLC, a Delaware limited liability company (the “DownREIT II”), tender such DownREIT II Units for redemption by the DownREIT II, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of Welltower (including its permitted successors and assigns, the “Managing Member”), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount. On July 22, 2022, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 300,026 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the "OP Units") of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount. On August 9, 2023, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 13,559,535 shares of common stock of Welltower Inc. (the "Exchanged Shares") that may, under certain circumstances, be issuable upon exchange of 2.750% exchangeable senior notes due 2028 of Welltower OP and the resale from time to time by the recipients of the Exchanged Shares.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.726% owned by Welltower as of March 31, 2024. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended				Change
	March 31,
	2024		2023		Amount		%
Net income (loss)	$131,634		$28,635		$102,999		360%
NICS	127,146		25,673		101,473		395%
FFO	556,703		386,062		170,641		44%
EBITDA	651,006		515,195		135,811		26%
NOI	762,828		602,976		159,852		27%
SSNOI	537,581		477,990		59,591		12%

Per share data (fully diluted):
NICS	$0.22		$0.05		$0.17		340%
FFO	$0.96		$0.78		$0.18		23%

Interest coverage ratio	4.29	x	3.44	x	0.85	x	25%
Fixed charge coverage ratio	3.98	x	3.13	x	0.85	x	27%
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2024	2023	$	%
Revenues:
Resident fees and services	$1,360,274	$1,131,685	$228,589	20%
Interest income	5,023	2,551	2,472	97%
Other income	1,463	2,445	(982)	(40)%
Total revenues	1,366,760	1,136,681	230,079	20%
Property operating expenses	1,019,347	883,784	135,563	15%
NOI (1)	347,413	252,897	94,516	37%
Other expenses:
Depreciation and amortization	236,796	220,407	16,389	7%
Interest expense	11,186	11,487	(301)	(3)%
Loss (gain) on extinguishment of debt, net	6	—	6	n/a
Provision for loan losses, net	1,568	(73)	1,641	n/a
Impairment of assets	43,331	12,629	30,702	243%
Other expenses	8,757	17,579	(8,822)	(50)%
	301,644	262,029	39,615	15%

Income (loss) from continuing operations before income taxes and other items	45,769	(9,132)	54,901	601%
Income (loss) from unconsolidated entities	(4,267)	(15,589)	11,322	73%
Gain (loss) on real estate dispositions, net	4,602	833	3,769	452%
Income (loss) from continuing operations	46,104	(23,888)	69,992	293%
Net income (loss)	46,104	(23,888)	69,992	293%
Less: Net income (loss) attributable to noncontrolling interests	(1,002)	(3,121)	2,119	68%
Net income (loss) attributable to common stockholders	$47,106	$(20,767)	$67,873	327%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Resident fees and services and property operating expenses increased for the three month periods ended March 31, 2024 compared to the same periods in the prior year primarily due to acquisitions outpacing dispositions during 2023 and year to date 2024. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from prior year. Average occupancy is as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2023	79.0%	79.6%	80.7%	82.2%
2024	82.5%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Interest income increased for the three month period ended March 31, 2024 compared to the same period in the prior year primarily due to an increase in third party real estate loans in connection with the various transactions that occurred during 2023 and year to date 2024.
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2024	2023	$	%
SSNOI (1)	$265,160	$213,116	$52,044	24.4%
(1) For the QTD Pool, amounts relate to 665 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
During the three months ended March 31, 2024, we entered into a definitive agreement and subsequently closed on the sale of four Seniors Housing Operating properties. In conjunction with this transaction, an impairment charge of $23,795,000 was recognized related to two properties. Additionally, we recorded $15,584,000 of impairment charges related to six Seniors Housing Operating properties classified as held for sale and not yet sold as of March 31, 2024 for which the carrying value exceeded the estimated fair value less costs to sell. Also, we recorded $3,952,000 related to two held for use properties for which the carrying value exceeded the estimated fair value.
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
During the three months ended March 31, 2024, we completed construction conversions representing $88,680,000 or $169,885 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of March 31, 2024
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2024	18	2,692	$155,181	$716,887
2025	7	1,465	241,531	258,809
2026	3	539	104,832	28,440
TBD(2)	5			65,452
Total	33			$1,069,588

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

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$1,955,048	$1,701,939
Debt issued	1,379	362,900
Debt assumed	—	6,482
Debt extinguished	(120,946)	—
Principal payments	(10,847)	(13,007)
Foreign currency	(20,215)	304
Ending balance	$1,804,419	$2,058,618

Ending weighted average interest	4.52%	4.58%
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The fluctuation in income (loss) from unconsolidated entities from the prior year relates to the U.S. portion of the Strategic Dissolution of the Revera Joint Venture discussed in Note 5 to our unaudited consolidated financial statements, which occurred in the third quarter of 2023. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.
Triple-net
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2024	2023	$	%
Revenues:
Rental income	$221,744	$202,419	$19,325	10%
Interest income	46,789	33,763	13,026	39%
Other income	1,199	1,883	(684)	(36)%
Total revenues	269,732	238,065	31,667	13%
Property operating expenses	10,817	11,723	(906)	(8)%
NOI (1)	258,915	226,342	32,573	14%
Other expenses:
Depreciation and amortization	62,535	54,528	8,007	15%
Interest expense	358	(15)	373	n/a
Loss (gain) on derivatives and financial instruments, net	(3,054)	930	(3,984)	(428)%
Provision for loan losses, net	(567)	850	(1,417)	(167)%
Other expenses	1,205	2,467	(1,262)	(51)%
	60,477	58,760	1,717	3%
Income (loss) from continuing operations before income taxes and other items	198,438	167,582	30,856	18%
Income (loss) from unconsolidated entities	(3,153)	8,432	(11,585)	(137)%
Gain (loss) on real estate dispositions, net	26	520	(494)	(95)%
Income (loss) from continuing operations	195,311	176,534	18,777	11%
Net income (loss)	195,311	176,534	18,777	11%
Less: Net income (loss) attributable to noncontrolling interests	5,498	5,464	34	1%
Net income attributable to common stockholders	$189,813	$171,070	$18,743	11%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Rental income increased primarily due to acquisitions and annual rent increases. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the three months ended March 31, 2024, we had 20 leases with rental rate increases ranging from 0.05% to 10.00% in our Triple-net portfolio.
This increase was partially offset by the write off of straight-line receivable balances of $9,356,000 during the three months ended March 31, 2024, which relate to leases for which the collection of substantially all contractual lease payments was no longer deemed probable.
The increase in interest income is primarily driven by increased advances on loans receivable during 2023.
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2024	2023	$	%
SSNOI (1)	$153,048	$147,817	$5,231	3.5%
(1) For the QTD Pool, amounts relate to 527 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
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

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$38,260	$39,179
Principal payments	(237)	(230)
Ending balance	$38,023	$38,949

Ending weighted average interest	4.39%	4.39%
A portion of our Triple-net properties were formed through partnerships. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The fluctuation in income (loss) from unconsolidated entities from the prior year relates primarily to the timing and amount of hypothetical liquidation at book value adjustments related to in substance real estate investments. Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2024	2023	$	%
Revenues:
Rental income	$195,908	$181,640	$14,268	8%
Interest income	852	91	761	836%
Other income	2,402	3,100	(698)	(23)%
Total revenues	199,162	184,831	14,331	8%
Property operating expenses	62,463	58,365	4,098	7%
NOI (1)	136,699	126,466	10,233	8%
Other expenses:
Depreciation and amortization	66,532	64,177	2,355	4%
Interest expense	1,718	4,104	(2,386)	(58)%
Loss (gain) on extinguishment of debt, net	—	5	(5)	(100)%
Provision for loan losses, net	13	—	13	n/a
Other expenses	609	547	62	11%
	68,872	68,833	39	—%
Income (loss) from continuing operations before income taxes and other items	67,827	57,633	10,194	18%
Income (loss) from unconsolidated entities	(363)	86	(449)	(522)%
Gain (loss) on real estate dispositions, net	79	(606)	685	113%
Income (loss) from continuing operations	67,543	57,113	10,430	18%
Net income (loss)	67,543	57,113	10,430	18%
Less: Net income (loss) attributable to noncontrolling interests	(352)	536	(888)	(166)%
Net income (loss) attributable to common stockholders	$67,895	$56,577	$11,318	20%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2023 and year to date in 2024. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the three months ended March 31, 2024, our consolidated Outpatient Medical portfolio signed 100,966 square feet of new leases and 464,987 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $40.50 per square foot and tenant improvement and lease commission costs of $33.26 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.5% to 5.0%.
The fluctuation in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2023 and year to date in 2024. To the extent we acquire or dispose of additional properties in the future, these expenses will change accordingly.
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool
	Three Months Ended		Change
	March 31,
	2024	2023	$	%
SSNOI (1)	$119,373	$117,057	$2,316	2.0%
(1) For the QTD Pool, amounts relate to 378 same store properties. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the three months ended March 31, 2024, we completed construction conversions representing $91,248,000 or $661 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

As of March 31, 2024
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2024	9	660,307	$211,768	$152,053
2025	3	290,559	146,138	19,103
TBD(1)	1			33,571
Total	13			$204,727

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Three Months Ended
	March 31,
	2024	2023
Beginning balance	$229,137	$388,836
Debt assumed	—	46,741
Debt extinguished	—	(24,631)
Principal payments	(803)	(1,705)
Ending balance	$228,334	$409,241

Ending weighted average interest	5.42%	4.43%
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
Non-Segment/Corporate
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2024	2023	$	%
Revenues:
Other income	$24,087	$1,152	$22,935	n/a
Total revenues	24,087	1,152	22,935	n/a
Property operating expenses	4,286	3,881	405	10%
Consolidated net operating income (loss) (1)	19,801	(2,729)	22,530	826%
Expenses:
Interest expense	134,056	128,827	5,229	4%
General and administrative expenses	53,318	44,371	8,947	20%
Other expenses	3,560	2,152	1,408	65%
	190,934	175,350	15,584	9%
Income (loss) from continuing operations before income taxes and other items	(171,133)	(178,079)	6,946	4%
Income tax benefit (expense)	(6,191)	(3,045)	(3,146)	(103)%
Income (loss) from continuing operations	(177,324)	(181,124)	3,800	2%
Net income (loss)	(177,324)	(181,124)	3,800	2%
Less: Net income (loss) attributable to noncontrolling interests	344	83	261	314%
Net income (loss) attributable to common stockholders	$(177,668)	$(181,207)	$3,539	2%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The increase in other income for three month periods ended March 31, 2024 is primarily due to interest earned on deposits. Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2024	2023	$	%
Senior unsecured notes	$127,960	$120,814	$7,146	6%
Unsecured credit facility and commercial paper program	1,535	2,406	(871)	(36)%
Loan expense	4,561	5,607	(1,046)	(19)%
Totals	$134,056	$128,827	$5,229	4%
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
General and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2024 and 2023 were 2.87% and 2.84%, respectively. The increase during the three month period is primarily driven by compensation costs associated with increased employee headcount. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as taxable REIT subsidiaries.
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
EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding unconsolidated entities and including adjustments for stock-based compensation expense, provision for loan losses, gains/losses on extinguishment of debt, gains/loss/impairments on properties, gains/losses on derivatives and financial instruments, other expenses, other impairment charges and other adjustments as deemed appropriate. We believe that EBITDA and Adjusted EBITDA, along with net income, are important supplemental measures because they provide additional information to assess and evaluate the performance of our operations. We primarily use these measures to determine our interest coverage ratio, which represents EBITDA and Adjusted EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA and Adjusted EBITDA divided by fixed charges. Fixed charges include total interest and secured debt principal amortization. Covenants in our unsecured senior notes and primary credit facility contain financial ratios based on a definition of EBITDA and Adjusted EBITDA that is specific to those agreements. Our leverage ratios are defined as the proportion of net debt to total capitalization and include book capitalization, undepreciated book capitalization and enterprise value. Book capitalization represents the sum of net debt (defined as total long-term debt, excluding operating lease liabilities, less cash and cash equivalents and restricted cash), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Enterprise value represents book capitalization adjusted for the fair market value of our common stock.
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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2024	2023	2023	2023	2023
Net income (loss) attributable to common stockholders	$127,146	$83,911	$127,470	$103,040	$25,673
Depreciation and amortization	365,863	380,730	339,314	341,945	339,112
Impairment of assets	43,331	14,994	7,388	1,086	12,629
Loss (gain) on real estate dispositions, net	(4,707)	1,783	(71,102)	2,168	(747)
Noncontrolling interests	(11,996)	(11,436)	(8,789)	(12,841)	(13,327)
Unconsolidated entities	37,066	21,877	24,843	30,784	22,722
FFO	$556,703	$491,859	$419,124	$466,182	$386,062

Average diluted shares outstanding	577,530	552,380	525,138	501,970	494,494

Per diluted share data:
Net income attributable to common stockholders(1)	$0.22	$0.15	$0.24	$0.20	$0.05
FFO	$0.96	$0.89	$0.80	$0.93	$0.78

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2024	2023	2023	2023	2023
Net income (loss)	$131,634	$88,440	$134,722	$106,342	$28,635
Loss (gain) on real estate dispositions, net	(4,707)	1,783	(71,102)	2,168	(747)
Loss (income) from unconsolidated entities	7,783	2,008	4,031	40,332	7,071
Income tax expense (benefit)	6,191	(4,768)	4,584	3,503	3,045
Other expenses	14,131	36,307	38,220	11,069	22,745
Impairment of assets	43,331	14,994	7,388	1,086	12,629
Provision for loan losses, net	1,014	2,517	4,059	2,456	777
Loss (gain) on extinguishment of debt, net	6	—	1	1	5
Loss (gain) on derivatives and financial instruments, net	(3,054)	(7,215)	2,885	1,280	930
General and administrative expenses	53,318	44,327	46,106	44,287	44,371
Depreciation and amortization	365,863	380,730	339,314	341,945	339,112
Interest expense	147,318	154,574	156,532	152,337	144,403
Consolidated net operating income (NOI)	$762,828	$713,697	$666,740	$706,806	$602,976

NOI by segment:
Seniors Housing Operating	$347,413	$301,077	$284,909	$279,252	$252,897
Triple-net	258,915	256,985	226,278	291,530	226,342
Outpatient Medical	136,699	135,484	129,754	127,495	126,466
Non-segment/corporate	19,801	20,151	25,799	8,529	(2,729)
Total NOI	$762,828	$713,697	$666,740	$706,806	$602,976
The following is a reconciliation of the properties included in our QTD Pool for SSNOI:

	QTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	918	613	372	1,903
Unconsolidated properties	76	39	78	193
Total properties	994	652	450	2,096
Recent acquisitions/development conversions(1)	(69)	(69)	(40)	(178)
Under development	(34)	—	(13)	(47)
Under redevelopment(2)	(5)	(4)	(2)	(11)
Current held for sale	(37)	(29)	(6)	(72)
Land parcels, loans and subleases	(15)	(4)	(8)	(27)
Transitions(3)	(159)	(15)	—	(174)
Other(4)	(10)	(4)	(3)	(17)
Same store properties	665	527	378	1,570

(1) Acquisitions and development conversions will enter the QTD Pool five full quarters after acquisition or certificate of occupancy.
(2) Redevelopment properties will enter the QTD Pool after five full quarters of operations post redevelopment completion.
(3) Transitioned properties will enter the QTD Pool after five full quarters of operations with the new operator in place or under the new structure.
(4) Represents properties that are either closed or being closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the QTD Pool (dollars in thousands):

	Three Months Ended
	March 31,
SSNOI Reconciliations:	2024	2023

Seniors Housing Operating:
Consolidated NOI	$347,413	$252,897
NOI attributable to unconsolidated investments	21,782	12,126
NOI attributable to noncontrolling interests	(17,359)	(16,260)
NOI attributable to non-same store properties	(86,107)	(35,153)
Non-cash NOI attributable to same store properties	(195)	(851)
Currency and ownership adjustments (1)	(374)	357
SSNOI at Welltower Share	265,160	213,116

Triple-net:
Consolidated NOI	258,915	226,342
NOI attributable to unconsolidated investments	5,597	9,293
NOI attributable to noncontrolling interests	(8,006)	(7,608)
NOI attributable to non-same store properties	(95,017)	(57,928)
Non-cash NOI attributable to same store properties	(8,082)	(22,709)
Currency and ownership adjustments (1)	(359)	427
SSNOI at Welltower Share	153,048	147,817

Outpatient Medical:
Consolidated NOI	136,699	126,466
NOI attributable to unconsolidated investments	4,711	4,935
NOI attributable to noncontrolling interests	(2,723)	(5,188)
NOI attributable to non-same store properties	(16,081)	(6,984)
Non-cash NOI attributable to same store properties	(3,253)	(5,167)
Currency and ownership adjustments (1)	20	2,995
SSNOI at Welltower Share	119,373	117,057

SSNOI at Welltower Share:
Seniors Housing Operating	265,160	213,116
Triple-net	153,048	147,817
Outpatient Medical	119,373	117,057
Total	$537,581	$477,990

(1) Includes adjustments to reflect consistent property ownership percentages, to translate Canadian properties at a USD/CAD rate of 1.36 and to translate U.K. properties at a GBP/USD rate of 1.25.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2024		2023		2023		2023		2023
Net income (loss)	$131,634		$88,440		$134,722		$106,342		$28,635
Interest expense	147,318		154,574		156,532		152,337		144,403
Income tax expense (benefit)	6,191		(4,768)		4,584		3,503		3,045
Depreciation and amortization	365,863		380,730		339,314		341,945		339,112
EBITDA	$651,006		$618,976		$635,152		$604,127		$515,195

Interest Coverage Ratio:
Interest expense	$147,318		$154,574		$156,532		$152,337		$144,403
Capitalized interest	13,809		14,547		13,947		11,870		10,335
Non-cash interest expense	(9,284)		(5,871)		(6,716)		(5,824)		(5,083)
Total interest	151,843		163,250		163,763		158,383		149,655
EBITDA	$651,006		$618,976		$635,152		$604,127		$515,195
Interest coverage ratio	4.29	x	3.79	x	3.88	x	3.81	x	3.44	x

Fixed Charge Coverage Ratio:
Total interest	$151,843		$163,250		$163,763		$158,383		$149,655
Secured debt principal payments	11,887		12,430		12,865		13,839		14,942
Total fixed charges	163,730		175,680		176,628		172,222		164,597
EBITDA	$651,006		$618,976		$635,152		$604,127		$515,195
Fixed charge coverage ratio	3.98	x	3.52	x	3.60	x	3.51	x	3.13	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2024		2023		2023		2023		2023
Net income	$461,138		$358,139		$271,497		$134,122		$123,452
Interest expense	610,761		607,846		593,663		576,813		552,226
Income tax expense (benefit)	9,510		6,364		7,044		5,717		5,279
Depreciation and amortization	1,427,852		1,401,101		1,362,657		1,377,042		1,345,392
EBITDA	2,509,261		2,373,450		2,234,861		2,093,694		2,026,349
Loss (income) from unconsolidated entities	54,154		53,442		56,084		58,751		25,477
Stock-based compensation expense	38,829		36,611		34,762		32,299		27,709
Loss (gain) on extinguishment of debt, net	8		7		94		95		697
Loss (gain) on real estate dispositions, net	(71,858)		(67,898)		(65,258)		4,780		6,144
Impairment of assets	66,799		36,097		34,249		31,217		30,131
Provision for loan losses, net	10,046		9,809		17,761		14,192		11,098
Loss (gain) on derivatives and financial instruments, net	(6,104)		(2,120)		5,353		9,373		5,751
Other expenses	99,727		108,341		96,988		74,249		98,346
Lease termination and leasehold interest adjustment (1)	(65,485)		(65,485)		(65,485)		(65,485)		(56,397)
Casualty losses, net of recoveries	7,778		10,107		16,446		15,760		14,865
Other impairment (2)	25,998		16,642		12,309		—		(620)
Adjusted EBITDA	$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550

Adjusted Interest Coverage Ratio:
Interest expense	$610,761		$607,846		$593,663		$576,813		$552,226
Capitalized interest	54,173		50,699		45,914		40,830		35,347
Non-cash interest expense	(27,695)		(23,494)		(21,903)		(21,946)		(22,728)
Total interest	637,239		635,051		617,674		595,697		564,845
Adjusted EBITDA	$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550
Adjusted interest coverage ratio	4.19	x	3.95	x	3.85	x	3.81	x	3.88	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$637,239		$635,051		$617,674		$595,697		$564,845
Secured debt principal payments	51,021		54,076		55,635		56,545		57,088
Total fixed charges	688,260		689,127		673,309		652,242		621,933
Adjusted EBITDA	$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550
Adjusted fixed charge coverage ratio	3.88	x	3.64	x	3.53	x	3.48	x	3.52	x

(1) Primarily relates to the derecognition of leasehold interests and the gain recognized in other income.
(2) Represents the write off or recovery of straight-line rent receivable balances relating to leases placed on cash recognition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Our leverage ratios include book capitalization, undepreciated book capitalization and enterprise value. Book capitalization represents the sum of net debt (defined as total long-term debt excluding operating lease liabilities less cash and cash equivalents and restricted cash), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Enterprise value represents book capitalization adjusted for the fair market value of our common stock. Our leverage ratios are defined as the proportion of net debt to total capitalization.
The table below reflects the reconciliation of our leverage ratios to our balance sheets for the periods presented. Amounts are in thousands, except share price.

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—
Long-term debt obligations (1)	14,285,686	15,815,226	15,899,420	16,040,530	15,074,320
Cash and cash equivalents and restricted cash	(2,478,335)	(2,076,083)	(2,686,711)	(2,299,069)	(638,796)
Total net debt	11,807,351	13,739,143	13,212,709	13,741,461	14,435,524
Total equity and noncontrolling interests(2)	28,547,908	26,371,727	23,818,619	22,193,114	21,596,155
Book capitalization	$40,355,259	$40,110,870	$37,031,328	$35,934,575	$36,031,679
Net debt to book capitalization ratio	29%	34%	36%	38%	40%

Undepreciated book capitalization:
Total net debt	$11,807,351	$13,739,143	$13,212,709	$13,741,461	$14,435,524
Accumulated depreciation and amortization	9,537,562	9,274,814	8,868,627	8,599,622	8,417,151
Total equity and noncontrolling interests(2)	28,547,908	26,371,727	23,818,619	22,193,114	21,596,155
Undepreciated book capitalization	$49,892,821	$49,385,684	$45,899,955	$44,534,197	$44,448,830
Net debt to undepreciated book capitalization ratio	24%	28%	29%	31%	32%

Enterprise value:
Common shares outstanding	590,934	564,241	532,268	508,159	496,295
Period end share price	$93.44	$90.17	$81.92	$80.89	$71.69
Common equity market capitalization	$55,216,873	$50,877,611	$43,603,395	$41,104,982	$35,579,389
Total net debt	11,807,351	13,739,143	13,212,709	13,741,461	14,435,524
Noncontrolling interests(2)	999,965	967,351	864,583	988,673	1,148,000
Consolidated enterprise value	$68,024,189	$65,584,105	$57,680,687	$55,835,116	$51,162,913
Net debt to consolidated enterprise value ratio	17%	21%	23%	25%	28%

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
Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of the Board of Directors. Management believes the current assumptions and other considerations used to estimate amounts reflected in our unaudited consolidated financial statements are appropriate and are not reasonably likely to change in the future. However, since these estimates require assumptions to be made that were uncertain at the time the estimate was made, they bear the risk of change. If actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations, liquidity and/or financial condition. Please refer to Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information on significant accounting policies that impact us. There have been no material changes to these policies in 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as “may,” “will,” “intend,” “should,” “believe,” “expect,” “anticipate,” “project,” “pro forma,” “estimate” or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower’s actual results to differ materially from Welltower’s expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators’/tenants’ difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower’s ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters, health emergencies (such as the COVID-19 pandemic) and other acts of God affecting Welltower’s properties; Welltower’s ability to re-lease space at similar rates as vacancies occur; Welltower’s ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower’s properties; changes in rules or practices governing Welltower’s financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower’s ability to maintain its qualification as a REIT; key management personnel recruitment and retention; and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Finally, Welltower undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	March 31, 2024		December 31, 2023
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$11,633,451	$(518,810)	$12,800,253	$(515,723)
Secured debt	1,591,442	(54,289)	1,625,364	(58,066)
Totals	$13,224,893	$(573,099)	$14,425,617	$(573,789)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At March 31, 2024, we had $1,173,972,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $11,740,000. At December 31, 2023, we had $1,496,447,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $14,964,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended March 31, 2024, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $19,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	March 31, 2024		December 31, 2023
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$33,743	$970	$10,811	$5,087
Debt designated as hedges	1,511,523	15,115	1,527,380	15,274
Totals	$1,545,266	$16,085	$1,538,191	$20,361
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
Item 1A. Risk Factors
There have been no material changes from the risk factors identified under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2024, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended March 31, 2024 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
January 1, 2024 through January 31, 2024	15,229	$91.91	—	$3,000,000,000
February 1, 2024 through February 29, 2024	19,059	87.36	—	3,000,000,000
March 1, 2024 through March 31, 2024	2,149	93.74	—	3,000,000,000
Totals	36,437	$89.63	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended March 31, 2024, we redeemed 19,129 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended March 31, 2024.
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Welltower Inc. 2024-2026 Long-Term Incentive Program.*
10.2	Form of Welltower Inc. 2024-2026 LTIP Form Award Agreement.*
10.3	Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement.*
10.4	Form of Welltower Inc. 2022 Long-Term Incentive Plan Restricted Stock Unit Grant Agreement.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

*	Management contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	April 30, 2024	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2024	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2024	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)