Form 10-Q
period 2024-06-30
WELLTOWER INC.
filed 2024-07-30
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of July 26, 2024, Welltower Inc. had 609,147,531 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	June 30, 2024 (Unaudited)	December 31, 2023 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$4,839,036	$4,697,824
Buildings and improvements	38,540,623	37,796,553
Acquired lease intangibles	2,192,386	2,166,470
Real property held for sale, net of accumulated depreciation	81,033	372,883
Construction in progress	1,474,024	1,304,441
Less accumulated depreciation and amortization	(9,908,007)	(9,274,814)
Net real property owned	37,219,095	37,063,357
Right of use assets, net	360,282	350,969
Real estate loans receivable, net of credit allowance	1,791,202	1,361,587
Net real estate investments	39,370,579	38,775,913
Other assets:
Investments in unconsolidated entities	1,709,558	1,636,531
Goodwill	68,321	68,321
Cash and cash equivalents	2,776,628	1,993,646
Restricted cash	86,970	82,437
Straight-line rent receivable	420,666	443,800
Receivables and other assets	1,101,215	1,011,518
Total other assets	6,163,358	5,236,253
Total assets	$45,533,937	$44,012,166

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	12,169,775	13,552,222
Secured debt	1,765,992	2,183,327
Lease liabilities	393,670	383,230
Accrued expenses and other liabilities	1,515,921	1,521,660
Total liabilities	15,845,358	17,640,439
Redeemable noncontrolling interests	262,273	290,605
Equity:
Common stock	609,859	565,894
Capital in excess of par value	36,693,283	32,741,949
Treasury stock	(114,674)	(111,578)
Cumulative net income	9,526,904	9,145,044
Cumulative dividends	(17,492,484)	(16,773,773)
Accumulated other comprehensive income (loss)	(246,462)	(163,160)
Total Welltower Inc. stockholders' equity	28,976,426	25,404,376
Noncontrolling interests	449,880	676,746
Total equity	29,426,306	26,081,122
Total liabilities and equity	$45,533,937	$44,012,166
Note: The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Resident fees and services	$1,393,473	$1,159,449	$2,753,747	$2,291,134
Rental income	335,811	383,439	753,463	767,498
Interest income	63,453	38,710	116,117	75,115
Other income	32,147	83,880	61,298	92,460
Total revenues	1,824,884	1,665,478	3,684,625	3,226,207

Expenses:
Property operating expenses	1,111,297	958,672	2,208,210	1,916,425
Depreciation and amortization	382,045	341,945	747,908	681,057
Interest expense	133,424	152,337	280,742	296,740
General and administrative expenses	55,565	44,287	108,883	88,658
Loss (gain) on derivatives and financial instruments, net	(5,825)	1,280	(8,879)	2,210
Loss (gain) on extinguishment of debt, net	1,705	1	1,711	6
Provision for loan losses, net	5,163	2,456	6,177	3,233
Impairment of assets	2,394	1,086	45,725	13,715
Other expenses	48,684	11,069	62,815	33,814
Total expenses	1,734,452	1,513,133	3,453,292	3,035,858

Income (loss) from continuing operations before income taxes and other items	90,432	152,345	231,333	190,349
Income tax (expense) benefit	(1,101)	(3,503)	(7,292)	(6,548)
Income (loss) from unconsolidated entities	4,896	(40,332)	(2,887)	(47,403)
Gain (loss) on real estate dispositions, net	166,443	(2,168)	171,150	(1,421)
Income (loss) from continuing operations	260,670	106,342	392,304	134,977

Net income (loss)	260,670	106,342	392,304	134,977
Less: Net income (loss) attributable to noncontrolling interests(1)	5,956	3,302	10,444	6,264
Net income (loss) attributable to common stockholders	$254,714	$103,040	$381,860	$128,713

Weighted average number of common shares outstanding:
Basic	600,545	499,023	587,297	495,561
Diluted	604,563	501,970	591,047	498,305

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.43	$0.21	$0.67	$0.27
Net income (loss) attributable to common stockholders	$0.42	$0.21	$0.65	$0.26

Diluted:
Income (loss) from continuing operations	$0.43	$0.21	$0.66	$0.27
Net income (loss) attributable to common stockholders(2)	$0.42	$0.20	$0.65	$0.26

Dividends declared and paid per common share(3)	$0.61	$0.61	$1.22	$1.22
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.
(3) In June, the Board approved to increase the dividend to $0.67 beginning in the third quarter.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$260,670	$106,342	$392,304	$134,977

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(28,340)	119,519	(114,170)	200,284
Derivative and financial instruments designated as hedges gain (loss)	9,096	(85,884)	69,711	(155,622)
Total other comprehensive income (loss)	(19,244)	33,635	(44,459)	44,662

Total comprehensive income (loss)	241,426	139,977	347,845	179,639
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	5,258	8,286	2,208	14,127
Total comprehensive income (loss) attributable to common stockholders	$236,168	$131,691	$345,637	$165,512

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended June 30, 2024
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2024	$565,894	$32,741,949	$(111,578)	$9,145,044	$(16,773,773)	$(163,160)	$676,746	$26,081,122
Comprehensive income:
Net income (loss)				127,146			4,180	131,326
Other comprehensive income (loss)						(17,677)	(6,075)	(23,752)
Total comprehensive income								107,574
Net change in noncontrolling interests		(19,282)					6,191	(13,091)
Adjustment to members' interest from change in ownership in Welltower OP		(18,852)					18,852	—
Redemption of OP Units and DownREIT Units	19	825					(844)	—
Amounts related to stock incentive plans, net of forfeitures	112	11,936	(3,264)					8,784
Net proceeds from issuance of common stock	26,612	2,388,521						2,415,133
Dividends paid:
Common stock dividends					(352,529)			(352,529)
Balances at March 31, 2024	$592,637	$35,105,097	$(114,842)	$9,272,190	$(17,126,302)	$(180,837)	$699,050	$28,246,993
Comprehensive income:
Net income (loss)				254,714			5,806	260,520
Other comprehensive income (loss)						(18,656)	(95)	(18,751)
Total comprehensive income								241,769
Net change in noncontrolling interests		(49,943)				(46,969)	(256,613)	(353,525)
Adjustment to members' interest from change in ownership in Welltower OP		(1,833)					1,833	—
Redemption of OP Units and DownREIT Units	476	42,636					(101)	43,011
Amounts related to stock incentive plans, net of forfeitures	36	11,028	168					11,232
Net proceeds from issuance of common stock	16,710	1,586,298						1,603,008
Dividends paid:
Common stock dividends					(366,182)			(366,182)
Balances at June 30, 2024	$609,859	$36,693,283	$(114,674)	$9,526,904	$(17,492,484)	$(246,462)	$449,880	$29,426,306

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities:
Net income	$392,304	$134,977
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	747,908	681,057
Other amortization expenses	28,106	20,086
Provision for loan losses, net	6,177	3,233
Impairment of assets	45,725	13,715
Stock-based compensation expense	22,398	19,960
Loss (gain) on derivatives and financial instruments, net	(8,879)	2,210
Loss (gain) on extinguishment of debt, net	1,711	6
Loss (income) from unconsolidated entities	2,887	47,403
Rental income less than (in excess of) cash received	13,696	(71,997)
Amortization related to above (below) market leases, net	14	(248)
Loss (gain) on real estate dispositions, net	(171,150)	1,421
Proceeds from (payments on) interest rate swap settlements	(59,555)	(65,485)
Distributions by unconsolidated entities	10,018	6,895
Increase (decrease) in accrued expenses and other liabilities	53,105	(9,380)
Decrease (increase) in receivables and other assets	(72,240)	8,450
Net cash provided from (used in) operating activities	1,012,225	792,303

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(607,527)	(424,094)
Cash disbursed for capital improvements to existing properties	(297,602)	(204,978)
Cash disbursed for construction in progress	(459,122)	(474,115)
Capitalized interest	(28,287)	(22,205)
Investment in loans receivable	(580,145)	(76,397)
Principal collected on loans receivable	138,059	46,493
Other investments, net of payments	(37,185)	(95,819)
Contributions to unconsolidated entities	(146,196)	(206,160)
Distributions by unconsolidated entities	21,859	125,176
Net proceeds from net investment hedge settlements	6,631	3,933
Proceeds from sales of real property	129,773	1,950
Net cash provided from (used in) investing activities	(1,859,742)	(1,326,216)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	—
Net proceeds from issuance of senior unsecured notes	—	1,011,427
Payments to extinguish senior unsecured notes	(1,350,000)	—
Net proceeds from the issuance of secured debt	2,872	373,462
Payments on secured debt	(233,799)	(101,277)
Net proceeds from the issuance of common stock	4,020,345	1,333,908
Payments for deferred financing costs and prepayment penalties	(6)	(6,958)
Contributions by noncontrolling interests(1)	26,569	181,272
Distributions to noncontrolling interests(1)	(85,803)	(80,672)
Cash distributions to stockholders	(718,278)	(603,597)
Other financing activities	(24,215)	(5,254)
Net cash provided from (used in) financing activities	1,637,685	2,102,311
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(2,653)	8,379
Increase (decrease) in cash, cash equivalents and restricted cash	787,515	1,576,777
Cash, cash equivalents and restricted cash at beginning of period	2,076,083	722,292
Cash, cash equivalents and restricted cash at end of period	$2,863,598	$2,299,069

Supplemental cash flow information:
Interest paid	$280,277	$273,979
Income taxes paid (received), net	9,125	1,157

(1) Includes amounts attributable to redeemable noncontrolling interests.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Business
Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of health care infrastructure. We invest with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people's wellness and overall health care experience. Welltower Inc., a real estate investment trust ("REIT"), owns interests in properties concentrated in major, high-growth markets in the United States ("U.S."), Canada and the United Kingdom ("U.K."), consisting of seniors housing and post-acute communities and outpatient medical properties.
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.737% for the six months ended June 30, 2024. As of June 30, 2024, Welltower owned 99.730% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.270% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily an indication of the results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Six Months Ended
	June 30, 2024				June 30, 2023
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$68,662	$14,193	$10,160	$93,015	$4,426	$7,370	$60,527	$72,323
Buildings and improvements	422,488	61,914	33,064	517,466	50,172	74,289	256,190	380,651
Acquired lease intangibles	34,827	—	2,193	37,020	970	—	39,090	40,060
Construction in progress	19,397	—	—	19,397	—	—	—	—
Right of use assets, net	—	—	—	—	—	—	927	927
Total net real estate assets	545,374	76,107	45,417	666,898	55,568	81,659	356,734	493,961
Receivables and other assets	1,403	34	112	1,549	2,089	—	358	2,447
Total assets acquired	546,777	76,141	45,529	668,447	57,657	81,659	357,092	496,408
Secured debt	—	—	—	—	(21,767)	—	(40,953)	(62,720)
Lease liabilities	—	—	—	—	—	—	(953)	(953)
Accrued expenses and other liabilities	(11,905)	—	(182)	(12,087)	(570)	—	(8,071)	(8,641)
Total liabilities acquired	(11,905)	—	(182)	(12,087)	(22,337)	—	(49,977)	(72,314)
Noncontrolling interests	(1,149)	—	—	(1,149)	—	—	—	—
Non-cash acquisition related activity(1)	(46,974)	(710)	—	(47,684)	—	—	—	—
Cash disbursed for acquisitions	486,749	75,431	45,347	607,527	35,320	81,659	307,115	424,094
Construction in progress additions	317,468	28	182,290	499,786	295,120	25,646	190,164	510,930
Less: Capitalized interest	(23,712)	—	(4,575)	(28,287)	(16,761)	(2,416)	(3,028)	(22,205)
Accruals (2)	474	126	(12,977)	(12,377)	746	(9,384)	(5,972)	(14,610)
Cash disbursed for construction in progress	294,230	154	164,738	459,122	279,105	13,846	181,164	474,115
Capital improvements to existing properties	239,484	11,706	46,412	297,602	165,187	11,784	28,007	204,978
Total cash invested in real property, net of cash acquired	$1,020,463	$87,291	$256,497	$1,364,251	$479,612	$107,289	$516,286	$1,103,187
(1) Primarily relates to the acquisition of assets previously financed as real estate loans receivable and the acquisition of assets previously recognized as investments in unconsolidated entities.
(2) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Announced Acquisitions
In February 2024, we entered into a definitive agreement to acquire 25 Seniors Housing Operating properties for a total purchase price of $969 million, which will be managed under the Affinity brand. The transaction is expected to close in the second half of 2024 and will be funded through a combination of cash and the expected assumption of approximately $521 million of secured debt, subject to customary closing conditions and lender consents.
In July 2024, we entered into a definitive agreement to acquire a seniors housing portfolio for approximately $0.9 billion. The transaction is expected to close later in the year, subject to customary closing conditions.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Development projects:
Seniors Housing Operating	$194,012	$140,865
Triple-net	—	141,142
Outpatient Medical	106,596	21,173
Total development projects	300,608	303,180
Expansion projects	20,229	26,125
Total construction in progress conversions	$320,837	$329,305

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	June 30, 2024	December 31, 2023
Assets:
In place lease intangibles	$2,016,507	$2,001,827
Above market tenant leases	66,663	66,663
Lease commissions	109,216	97,980
Gross historical cost	2,192,386	2,166,470
Accumulated amortization	(1,743,005)	(1,651,656)
Net book value	$449,381	$514,814

Liabilities:
Below market tenant leases	$70,364	$70,364
Accumulated amortization	(50,325)	(47,939)
Net book value	$20,039	$22,425
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rental income related to (above)/below market tenant leases, net	$(54)	$130	$(85)	$175
Amortization related to in place lease intangibles and lease commissions	(60,876)	(53,774)	(107,667)	(109,925)
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At June 30, 2024, eight Seniors Housing Operating properties and one Outpatient Medical property with an aggregate real estate balance of $81,033,000 were classified as held for sale. Expected gross sales proceeds related to these held for sale properties are approximately $95,250,000.
During the six months ended June 30, 2024, we recorded impairment charges of $41,157,000 related to nine Seniors Housing Operating properties which were disposed of or classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell and $4,568,000 related to two Seniors Housing Operating properties and one Triple-net property classified as held for use for which the carrying value exceeded the estimated fair value.
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
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of June 30, 2024 of $(9,271,000) and $(47,058,000) for the three and six months ended June 30, 2024 and $61,899,000 and $46,849,000 for the same periods in 2023, respectively.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Real estate dispositions:(1)
Seniors Housing Operating	$353,290	$243,695
Triple-net	170	2,028
Outpatient Medical	39,567	—
Total dispositions	393,027	245,723
Gain (loss) on real estate dispositions, net	171,150	(1,421)
Net other assets/(liabilities) disposed	(78)	(624)
Non-cash consideration	(434,326)	(241,728)
Cash proceeds from real estate dispositions	$129,773	$1,950
(1) During the six months ended June 30, 2024, includes the disposition of unconsolidated equity method investments that owned six Seniors Housing Operating properties and one Outpatient Medical property.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Strategic Dissolution of Revera Joint Ventures
During the quarter ended June 30, 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions included acquiring the remaining interests in 110 properties from Revera, while simultaneously selling interests in 31 properties to Revera.
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
In April 2024, we closed the Canadian portfolio portion of the transaction through the acquisition of the remaining ownership interest in 71 properties previously held in consolidated joint venture structures in which we owned 75% of the interests, in exchange for the disposition to Revera of our interests in 14 properties. In addition, we received cash of $60,614,000 relating to the net settlement of loans previously made to Revera to fund its share of the pay-off of third party secured debt of the joint ventures. Operations for the 71 retained properties previously transitioned to Cogir Senior Living (53), Levante Living (12) and Optima Living (6) during 2023.
Total net proceeds related to the 14 properties disposed were $430,898,000, which included non-cash consideration from Revera of $434,326,000, comprised primarily of the net fair value of interests received by us of $219,940,000, debt which we were relieved of in the amount of $164,640,000 and an allocation of Revera's noncontrolling interests in the disposed properties of $53,174,000. We disposed of net real property owned of $293,257,000 and paid $3,428,000 of cash transaction-related expenses for the sale of the 14 properties, resulting in a gain of $137,641,000 recognized within gain (loss) on real estate dispositions, net within our Consolidated Statements of Comprehensive Income. Consideration transferred to acquire the additional interests in the 71 properties was primarily comprised of the fair value of interests transferred by us of $219,940,000, a cash payment of $51,986,000 to equalize the value exchanged between the parties and $17,258,000 of cash paid for transaction-related expenses. We derecognized $246,564,000 of Revera's noncontrolling interests in the acquired properties with an adjustment of $42,619,000 recognized in capital in excess of par value.
The non-cash investing activity with respect to the sale of the properties to Revera and non-cash financing activity with respect to the acquisition of Revera's interests have been excluded from our Consolidated Statement of Cash Flows.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On May 1, 2023, we executed a series of transactions that included the assignment of the leasehold interest to a newly formed tri-party unconsolidated joint venture together with Aurora Health Network, Peace Capital (an affiliate of Complete Care Management) and us, and culminated with the closing of the purchase option by the joint venture. The transactions resulted in net cash proceeds to us of $104,240,000 (excluded from the dispositions table above) after our retained interest of $11,571,000 in the joint venture and a gain from the loss of control and derecognition of the leasehold interest of $65,485,000, which we recorded in other income within our Consolidated Statements of Comprehensive Income.
6. Leases
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.
The components of lease expense were as follows for the periods presented (in thousands):

		Six Months Ended
	Classification	June 30, 2024	June 30, 2023
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$11,830	$11,093
Non-real estate investment lease expense	General and administrative expenses	3,084	3,586
Finance lease cost:
Amortization of leased assets	Property operating expenses	2,165	3,628
Interest on lease liabilities	Interest expense	1,747	1,980
Sublease income	Rental income	—	(3,933)
Total		$18,826	$16,354
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	June 30, 2024	December 31, 2023
Right of use assets:
Operating leases - real estate	Right of use assets, net	$281,313	$283,293
Finance leases - real estate	Right of use assets, net	78,969	67,676
Real estate right of use assets, net		360,282	350,969
Operating leases - non-real estate investments	Receivables and other assets	9,660	11,338
Total right of use assets, net		$369,942	$362,307

Lease liabilities:
Operating leases		$302,309	$303,553
Finance leases		91,361	79,677
Total		$393,670	$383,230
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the six months ended June 30, 2024, we wrote off previously recognized straight-line rent receivable and unamortized lease incentive balances of $97,665,000 through a reduction of rental income, which relate to leases for which the collection of substantially all contractual lease payments was no longer probable due primarily to agreements reached to convert Triple-net leased properties to Seniors Housing Operating RIDEA structures (see Note 19).
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" (ASC 842), typically include some form of operating expense reimbursement by the tenant. For the six months ended June 30, 2024, we recognized $753,463,000 of rental income related to operating leases, of which $109,607,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the six months ended June 30, 2023, we recognized $767,498,000 of rental income related to operating leases, of which $108,566,000 was for variable lease payments.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $265,959,000 and $222,452,000 for the six months ended June 30, 2024 and 2023, respectively.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $35,569,000 and $31,798,000 as of June 30, 2024 and December 31, 2023, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	June 30, 2024	December 31, 2023
Mortgage loans	$1,511,008	$1,057,516
Other real estate loans	306,399	324,660
Allowance for credit losses on real estate loans receivable	(26,205)	(20,589)
Real estate loans receivable, net of credit allowance	1,791,202	1,361,587
Non-real estate loans	519,513	503,993
Allowance for credit losses on non-real estate loans receivable	(171,888)	(173,874)
Non-real estate loans receivable, net of credit allowance	347,625	330,119
Total loans receivable, net of credit allowance	$2,138,827	$1,691,706
The following is a summary of our loan activity for the periods presented (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Advances on loans receivable	$580,145	$76,397
Less: Receipts on loans receivable	138,059	46,493
Net cash advances (receipts) on loans receivable	$442,086	$29,904
During the six months ended June 30, 2024, we provided a first mortgage loan collateralized by a portfolio of seniors housing communities for $456,199,000. The loan bears interest at 10% per annum.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	June 30, 2024
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2023	$196,211	$(169,808)	$26,403	6
Collective loan pool	2010 - 2019	230,146	(3,021)	227,125	16
Collective loan pool	2020	33,415	(439)	32,976	5
Collective loan pool	2021	867,202	(11,566)	855,636	10
Collective loan pool	2022	115,338	(1,514)	113,824	16
Collective loan pool	2023	343,267	(4,507)	338,760	13
Collective loan pool	2024	551,341	(7,238)	544,103	8
Total loans		$2,336,920	$(198,093)	$2,138,827	74

During the three months ended June 30, 2024, certain secured and unsecured indebtedness payable by Genesis to us, which has a carrying value of $202,434,000, was modified to extend the maturity date to June 30, 2025, with no other changes to the terms.
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Balance at beginning of period	$194,463	$164,249
Provision for loan losses, net(1)	6,177	3,233
Purchased deteriorated loan	—	19,077
Loan write-offs	(2,399)	—
Foreign currency translation	(148)	(219)
Balance at end of period	$198,093	$186,340
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

	Percentage Ownership (1)	June 30, 2024	December 31, 2023
Seniors Housing Operating	10% to 95%	$1,334,483	$1,248,774
Triple-net	10% to 88%	130,745	147,679
Outpatient Medical	15% to 50%	244,330	240,078
Total		$1,709,558	$1,636,531
(1) As of June 30, 2024 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At June 30, 2024, the aggregate unamortized basis difference of our joint venture investments of $146,562,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 24 properties as of June 30, 2024 for the development and construction of certain properties that have a carrying value of $872,746,000. We believe that such borrowers typically represent variable interest entities ("VIE" or "VIEs") in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $170,752,000 related to these investments.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the six months ended June 30, 2024, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Cogir Management Corporation	105	$113,019	8%
Integra Healthcare Properties	147	107,548	7%
Sunrise Senior Living	88	83,943	6%
Avery Healthcare	84	68,183	5%
Oakmont Management Group	65	66,470	5%
Remaining portfolio	1,415	1,037,252	69%
Totals	1,904	$1,476,415	100%
(1) Cogir Management Corporation, Sunrise Senior Living and Oakmont Management Group are in our Seniors Housing Operating segment. Integra Healthcare Properties is in our Triple-net segment. Avery Healthcare operates assets in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 26% of total NOI for the year ended December 31, 2023.
In April 2024, we reached an agreement to transition 89 Atria Senior Living properties to six of our existing operating partners in tranches. In conjunction with the termination of the property management agreements, we recognized $26 million within other expenses on our Consolidated Statements of Comprehensive Income during the second quarter in excess of amounts already accrued. During the three months ended June 30, 2024, we transitioned 27 properties and during July 2024 we transitioned an additional 42 properties. The remaining properties are expected to transition operations during the third quarter.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At June 30, 2024, we had a primary unsecured credit facility with a consortium of 31 banks that included a $4,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $1,000,000,000 tranche that matures on June 4, 2026 (none outstanding at June 30, 2024) and a $3,000,000,000 tranche that matures on June 4, 2025 (none outstanding at June 30, 2024). The term credit facilities mature on July 19, 2026. Each tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at June 30, 2024). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.775% over the adjusted SOFR rate at June 30, 2024. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.15% at June 30, 2024.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $1,000,000,000 (none outstanding at June 30, 2024).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance outstanding at quarter end	$—	$—	$—	$—
Maximum amount outstanding at any month end	$—	$—	$—	$205,000
Average amount outstanding (total of daily principal balances divided by days in period)	$—	$—	$—	$32,735
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	—%	—%	—%	5.05%
In July 2024, we closed on an expanded $5,000,000,000 unsecured revolving credit facility, which replaced our $4,000,000,000 existing line of credit. The new facility is comprised of a $3,000,000,000 revolving line of credit maturing in June 2028 that can be extended for an additional year and a $2,000,000,000 revolving line of credit maturing in June 2029. The revolving lines of credit will bear interest at a borrowing rate of 0.725% over the adjusted SOFR rate and includes an annual facility fee of 0.125%.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At June 30, 2024, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2024	$—	$106,622	$106,622
2025	1,260,000	319,175	1,579,175
2026	700,000	151,137	851,137
2027 (4,5)	1,901,929	182,536	2,084,465
2028 (6)	2,480,200	102,640	2,582,840
Thereafter (7)	5,982,000	938,574	6,920,574
Total principal balance	12,324,129	1,800,684	14,124,813
Unamortized discounts and premiums, net	(24,484)	—	(24,484)
Unamortized debt issuance costs, net	(65,257)	(16,542)	(81,799)
Fair value adjustments and other, net	(64,613)	(18,150)	(82,763)
Total carrying value of debt	$12,169,775	$1,765,992	$13,935,767
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.94% and 4.00% as of June 30, 2024 and June 30, 2023, respectively.
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
(3) Annual interest rates range from 1.31% to 8.13%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.64% and 4.70% as of June 30, 2024 and June 30, 2023, respectively. Gross real property value of the properties securing the debt totaled $4,966,345,000 at June 30, 2024.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $182,695,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2024). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (6.28% at June 30, 2024) and adjusted Canadian Overnight Repo Rate Average plus 0.85% (5.93% at June 30, 2024), respectively.
(5) Includes a $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $219,234,000 based on the Canadian/U.S. Dollar exchange rate on June 30, 2024).
(6) Includes a £550,000,000 4.80% senior unsecured notes due 2028 (approximately $695,200,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2024).
(7) Includes a £500,000,000 4.50% senior unsecured notes due 2034 (approximately $632,000,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on June 30, 2024).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Beginning balance	$13,699,619	$12,584,529
Debt issued	—	1,035,000
Debt extinguished	(1,350,000)	—
Foreign currency	(25,490)	75,575
Ending balance	$12,324,129	$13,695,104
Welltower, the parent entity that consolidates Welltower OP and all other subsidiaries, fully and unconditionally guarantees to each holder of all series of senior unsecured notes issued by Welltower OP that the principal of and premium, if any, and interest on the notes will be promptly paid in full when due, whether at the applicable maturity date, by acceleration or redemption or otherwise, and interest on the overdue principal of and interest on the notes, if any, if lawful, and all other obligations of Welltower OP to the holders of the notes will be promptly paid in full or performed. Welltower's guarantees of such notes are its senior unsecured obligation and rank equally with all of Welltower's other future unsecured senior indebtedness and guarantees from time to time outstanding. Welltower's guarantees of such notes are effectively subordinated to all liabilities of its subsidiaries and to its secured indebtedness to the extent of the assets securing such indebtedness. Because Welltower conducts substantially all of its business through its subsidiaries, Welltower's ability to make required payments with respect to the guarantees depends on the financial results and condition of its subsidiaries and its ability to receive funds from its subsidiaries, whether by dividends, loans, distributions or other payments.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, subject to certain contractual restrictions, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any "make-whole" amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.750% exchangeable senior unsecured notes maturing May 15, 2028 (the "2028 Exchangeable Notes") unless earlier exchanged, purchased or redeemed. The 2028 Exchangeable Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year. We recognized contractual interest expense on the Exchangeable Notes of approximately $7,116,000 and $14,232,000 for the three and six months ended June 30, 2024, and $3,953,000 for the same periods in 2023, respectively. Additionally, amortization of related issuance costs were $1,167,000 and $2,332,000 for the three and six ended June 30, 2024, and $693,000 for the same periods in 2023, respectively. Unamortized issuance costs were $17,958,000 as of June 30, 2024 and $20,245,000 as of December 31, 2023.
In July 2024, Welltower OP issued $1,035,000,000 aggregate principal amount of 3.125% exchangeable senior unsecured notes maturing July 15, 2029 (the "2029 Exchangeable Notes") unless earlier exchanged, purchased or redeemed. The 2029 Exchangeable Notes will pay interest semi-annually in arrears on January 15 and July 15 of each year.
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Beginning balance	$2,222,445	$2,129,954
Debt issued	2,872	373,462
Debt assumed	—	73,671
Debt extinguished	(211,805)	(72,496)
Debt disposed(1)	(164,640)	—
Principal payments	(21,994)	(28,781)
Foreign currency	(26,194)	20,781
Ending balance	$1,800,684	$2,496,591

(1) Please see Note 5 for additional information.
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2024, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense,

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $(59,555,000). As of June 30, 2024, the unamortized loss amount was $(56,489,000). In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap is effective beginning in June 2025 and matures in December 2030. As of June 30, 2024, the carrying amount of the notes, exclusive of the hedge, is $743,143,000. The fair value of the swap as of June 30, 2024 was $(8,125,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the six months ended June 30, 2024 and 2023, we settled certain net investment hedges generating cash proceeds of $5,131,000 and $1,994,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$2,700,000	$2,025,000
Denominated in Pound Sterling	£1,660,708	£1,660,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S Dollars (1)	$522,601	$872,601

Interest rate swaps designated as fair value hedges:
Denominated in U.S Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At June 30, 2024, the maximum maturity date was September 1, 2028.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location	2024	2023	2024	2023
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$5,833	$4,759	$10,651	$9,378
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$615	$(1,175)	$1,916	$(1,429)
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$5,825	$(1,242)	$8,879	$(2,127)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$9,096	$(85,884)	$69,711	$(155,622)
13. Commitments and Contingencies
At June 30, 2024, we had 23 outstanding letter of credit obligations totaling $61,443,000 and expiring between 2024 and 2025. At June 30, 2024, we had outstanding construction in progress of $1,474,024,000 and were committed to providing additional funds of approximately $697,515,000 to complete construction. Additionally, at June 30, 2024, we had outstanding investments classified as in substance real estate of $872,746,000 and were committed to provide additional funds of $170,752,000 (see Note 8 for additional information). Purchase obligations at June 30, 2024 also include $32,002,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.
14. Stockholders' Equity
The following is a summary of our stockholders' equity capital accounts as of the dates indicated:

	June 30, 2024	December 31, 2023
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	700,000,000
Issued shares	609,933,670	566,001,632
Outstanding shares	608,150,705	564,241,181

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Common Stock
In April 2024, we entered into an equity distribution agreement whereby we can offer and sell up to $3,500,000,000 aggregate amount of our common stock ("ATM Program"). Our prior equity distribution agreement dated February 15, 2024, allowing us to sell up to $3,500,000,000 aggregate amount of our common stock, was terminated as a result. The ATM Program allows us to enter into forward sale agreements (none outstanding at June 30, 2024). As of June 30, 2024, we had $2,469,193,000 of remaining capacity under the ATM Program. During July 2024, we sold 988,814 shares of common stock under our ATM Program.
The following is a summary of our common stock issuances during the six months ended June 30, 2024 and 2023 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2023 Option exercises	1,708	$63.65	$109	$109
2023 ATM Program issuances	17,435,154	76.90	1,340,727	1,333,799
2023 Redemption of OP Units and DownREIT Units	272,494		—	—
2023 Stock incentive plans, net of forfeitures	(58,840)		—	—
2023 Totals	17,650,516		$1,340,836	$1,333,908

2024 Option exercises	5,390	$62.34	$336	$336
2024 ATM Program issuances	43,315,945	93.31	4,041,776	4,020,009
2024 Redemption of OP Units and DownREIT Units	494,941		—	—
2024 Stock incentive plans, net of forfeitures	93,248		—	—
2024 Totals	43,909,524		$4,042,112	$4,020,345
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2024		June 30, 2023
	Per Share	Amount	Per Share	Amount
Common stock	$1.22	$718,711	$1.22	$602,601
On July 29, 2024, the Board of Directors declared a cash dividend for the quarter ended June 30, 2024 of $0.67 per share, an increase of 10% from the prior quarter.
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Foreign currency translation	$(1,066,688)	$(913,675)
Derivative and financial instruments designated as hedges	820,226	750,515
Total accumulated other comprehensive income (loss)	$(246,462)	$(163,160)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock or units to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 are issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $10,350,000 and $22,398,000 for the three and six months ended June 30, 2024, and $10,504,000 and $19,960,000 for the same periods in 2023, respectively.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$254,714	$103,040	$381,860	$128,713

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	339	(157)	14	(167)
Numerator for diluted earnings per share	$255,053	$102,883	$381,874	$128,546

Denominator for basic earnings per share - weighted average shares	600,545	499,023	587,297	495,561
Effect of dilutive securities:
Employee stock options	103	28	86	16
Non-vested restricted shares and units	1,483	1,044	1,273	882
OP Units and DownREIT Units	2,124	1,850	2,226	1,818
Employee stock purchase program	22	25	22	28
2028 Exchangeable Notes	286	—	143	—
Dilutive potential common shares	4,018	2,947	3,750	2,744
Denominator for diluted earnings per share - adjusted weighted average shares	604,563	501,970	591,047	498,305

Basic earnings per share	$0.42	$0.21	$0.65	$0.26
Diluted earnings per share	$0.42	$0.20	$0.65	$0.26
The 2028 Exchangeable Notes were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2023 as they were anti-dilutive.
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

WELLTOWER INC. AND SUBSIDIARIES
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loans receivable	$1,490,989	$1,541,399	$1,043,252	$1,105,260
Other real estate loans receivable	300,213	306,204	318,335	319,905
Cash and cash equivalents	2,776,628	2,776,628	1,993,646	1,993,646
Restricted cash	86,970	86,970	82,437	82,437
Non-real estate loans receivable	347,625	330,645	330,119	312,985
Foreign currency forward contracts, interest rate swaps and cross currency swaps	46,242	46,242	37,118	37,118
Equity warrants	44,316	44,316	35,772	35,772

Financial liabilities:
Senior unsecured notes	$12,169,775	$11,811,256	$13,552,222	$13,249,247
Secured debt	1,765,992	1,723,219	2,183,327	2,144,059
Foreign currency forward contracts, interest rate swaps and cross currency swaps	17,818	17,818	96,023	96,023

Redeemable DownREIT Unitholder interests	$40,719	$40,719	$77,928	$77,928
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

	Fair Value Measurements as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Equity warrants	$44,316	$—	$—	$44,316
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	28,424	—	28,424	—
Totals	$72,740	$—	$28,424	$44,316
(1) Please see Note 12 for additional information.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Beginning balance	$35,772	$30,436
Mark-to-market adjustment	8,879	(2,126)
Foreign currency	(335)	1,542
Ending balance	$44,316	$29,852
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 10.0% and 11.0% at June 30, 2024 and 2023, respectively.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments (which excludes unconsolidated entities) is as follows (in thousands):

Three Months Ended June 30, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,393,473	$—	$—	$—	$1,393,473
Rental income	—	141,151	194,660	—	335,811
Interest income	16,077	46,528	848	—	63,453
Other income	1,900	931	2,577	26,739	32,147
Total revenues	1,411,450	188,610	198,085	26,739	1,824,884

Property operating expenses	1,034,906	10,495	61,185	4,711	1,111,297
Consolidated net operating income (loss)	376,544	178,115	136,900	22,028	713,587

Depreciation and amortization	253,531	61,766	66,748	—	382,045
Interest expense	7,326	352	1,310	124,436	133,424
General and administrative expenses	—	—	—	55,565	55,565
Loss (gain) on derivatives and financial instruments, net	—	(5,825)	—	—	(5,825)
Loss (gain) on extinguishment of debt, net	1,705	—	—	—	1,705
Provision for loan losses, net	6,142	(962)	(17)	—	5,163
Impairment of assets	1,778	616	—	—	2,394
Other expenses	37,724	8,420	331	2,209	48,684
Income (loss) from continuing operations before income taxes and other items	68,338	113,748	68,528	(160,182)	90,432
Income tax (expense) benefit	—	—	—	(1,101)	(1,101)
Income (loss) from unconsolidated entities	(2,526)	2,614	4,808	—	4,896
Gain (loss) on real estate dispositions, net	137,061	21,268	8,114	—	166,443
Income (loss) from continuing operations	202,873	137,630	81,450	(161,283)	260,670
Net income (loss)	$202,873	$137,630	$81,450	$(161,283)	$260,670

Total assets	$26,007,665	$9,454,889	$7,487,100	$2,584,283	$45,533,937

Three Months Ended June 30, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,159,449	$—	$—	$—	$1,159,449
Rental income	—	198,916	184,523	—	383,439
Interest income	2,095	36,520	95	—	38,710
Other income	2,895	66,692	1,574	12,719	83,880
Total revenues	1,164,439	302,128	186,192	12,719	1,665,478

Property operating expenses	885,187	10,598	58,697	4,190	958,672
Consolidated net operating income (loss)	279,252	291,530	127,495	8,529	706,806

Depreciation and amortization	220,428	55,234	66,283	—	341,945
Interest expense	16,136	(795)	3,152	133,844	152,337
General and administrative expenses	—	—	—	44,287	44,287
Loss (gain) on derivatives and financial instruments, net	—	1,280	—	—	1,280
Loss (gain) on extinguishment of debt, net	—	—	1	—	1
Provision for loan losses, net	1,867	591	(2)	—	2,456
Impairment of assets	—	1,086	—	—	1,086
Other expenses	8,060	818	647	1,544	11,069
Income (loss) from continuing operations before income taxes and other items	32,761	233,316	57,414	(171,146)	152,345
Income tax (expense) benefit	—	—	—	(3,503)	(3,503)
Income (loss) from unconsolidated entities	(39,445)	(630)	(257)	—	(40,332)
Gain (loss) on real estate dispositions, net	(2,096)	(72)	—	—	(2,168)
Income (loss) from continuing operations	(8,780)	232,614	57,157	(174,649)	106,342
Net income (loss)	$(8,780)	$232,614	$57,157	$(174,649)	$106,342

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,753,747	$—	$—	$—	$2,753,747
Rental income	—	362,895	390,568	—	753,463
Interest income	21,100	93,317	1,700	—	116,117
Other income	3,363	2,130	4,979	50,826	61,298
Total revenues	2,778,210	458,342	397,247	50,826	3,684,625

Property operating expenses	2,054,253	21,312	123,648	8,997	2,208,210
Consolidated net operating income (loss)	723,957	437,030	273,599	41,829	1,476,415

Depreciation and amortization	490,327	124,301	133,280	—	747,908
Interest expense	18,512	710	3,028	258,492	280,742
General and administrative expenses	—	—	—	108,883	108,883
Loss (gain) on derivatives and financial instruments, net	—	(8,879)	—	—	(8,879)
Loss (gain) on extinguishment of debt, net	1,711	—	—	—	1,711
Provision for loan losses, net	7,710	(1,529)	(4)	—	6,177
Impairment of assets	45,109	616	—	—	45,725
Other expenses	46,481	9,625	940	5,769	62,815
Income (loss) from continuing operations before income taxes and other items	114,107	312,186	136,355	(331,315)	231,333
Income tax (expense) benefit	—	—	—	(7,292)	(7,292)
Income (loss) from unconsolidated entities	(6,793)	(539)	4,445	—	(2,887)
Gain (loss) on real estate dispositions, net	141,663	21,294	8,193	—	171,150
Income (loss) from continuing operations	248,977	332,941	148,993	(338,607)	392,304
Net income (loss)	$248,977	$332,941	$148,993	$(338,607)	$392,304

Six Months Ended June 30, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$2,291,134	$—	$—	$—	$2,291,134
Rental income	—	401,335	366,163	—	767,498
Interest income	4,646	70,283	186	—	75,115
Other income	5,340	68,575	4,674	13,871	92,460
Total revenues	2,301,120	540,193	371,023	13,871	3,226,207

Property operating expenses	1,768,971	22,321	117,062	8,071	1,916,425
Consolidated net operating income (loss)	532,149	517,872	253,961	5,800	1,309,782

Depreciation and amortization	440,835	109,762	130,460	—	681,057
Interest expense	27,623	(810)	7,256	262,671	296,740
General and administrative expenses	—	—	—	88,658	88,658
Loss (gain) on derivatives and financial instruments, net	—	2,210	—	—	2,210
Loss (gain) on extinguishment of debt, net	—	—	6	—	6
Provision for loan losses, net	1,794	1,441	(2)	—	3,233
Impairment of assets	12,629	1,086	—	—	13,715
Other expenses	25,639	3,285	1,194	3,696	33,814
Income (loss) from continuing operations before income taxes and other items	23,629	400,898	115,047	(349,225)	190,349
Income tax (expense) benefit	—	—	—	(6,548)	(6,548)
Income (loss) from unconsolidated entities	(55,034)	7,802	(171)	—	(47,403)
Gain (loss) on real estate dispositions, net	(1,263)	448	(606)	—	(1,421)
Income (loss) from continuing operations	(32,668)	409,148	114,270	(355,773)	134,977
Net income (loss)	$(32,668)	$409,148	$114,270	$(355,773)	$134,977

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Revenues:	Amount	%	Amount	%	Amount(1)	%	Amount	%
United States	$1,530,174	83.9%	$1,392,512	83.7%	$3,077,070	83.5%	$2,688,534	83.3%
United Kingdom	163,264	8.9%	154,028	9.2%	324,772	8.8%	301,904	9.4%
Canada	131,446	7.2%	118,938	7.1%	282,783	7.7%	235,769	7.3%
Total	$1,824,884	100.0%	$1,665,478	100.0%	$3,684,625	100.0%	$3,226,207	100.0%

	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Resident Fees and Services:	Amount	%	Amount	%	Amount(1)	%	Amount	%
United States	$1,148,809	82.4%	$929,997	80.2%	$2,246,148	81.6%	$1,838,941	80.3%
United Kingdom	117,794	8.5%	113,585	9.8%	234,673	8.5%	222,597	9.7%
Canada	126,870	9.1%	115,867	10.0%	272,926	9.9%	229,596	10.0%
Total	$1,393,473	100.0%	$1,159,449	100.0%	$2,753,747	100.0%	$2,291,134	100.0%

	As of
	June 30, 2024		December 31, 2023
Assets:	Amount	%	Amount	%
United States	$38,799,436	85.2%	$36,929,186	83.9%
United Kingdom	3,604,871	7.9%	3,587,230	8.2%
Canada	3,129,630	6.9%	3,495,750	7.9%
Total	$45,533,937	100.0%	$44,012,166	100.0%
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
Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"), for taxable years beginning after July 30, 2008, a REIT may lease "qualified health care properties" on an arm's-length basis to a taxable REIT subsidiary ("TRS") if the property is operated on behalf of such TRS by a person who qualifies as an "eligible independent contractor." Generally, the rent received from the TRS will meet the related party rent exception and will be treated as “rents from real property.” A "qualified health care property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the unaudited consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the six months ended June 30, 2024 and 2023 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. We reflect current and deferred tax liabilities for any such withholding

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
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

	June 30, 2024	December 31, 2023
Assets:
Net real estate investments	$3,277,895	$3,277,741
Cash and cash equivalents	23,158	19,529
Receivables and other assets	75,432	43,513
Total assets (1)	$3,376,485	$3,340,783

Liabilities and equity:
Secured debt	$65,724	$76,507
Lease liabilities	2,537	2,539
Accrued expenses and other liabilities	16,893	13,850
Total equity	3,291,331	3,247,887
Total liabilities and equity	$3,376,485	$3,340,783
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and the VIE's creditors do not have recourse to Welltower.
We recognized revenues from consolidated VIEs in the aggregate of $111,654,000 and $221,584,000 for the three and six months ended June 30, 2024, and $47,302,000 and $97,086,000 for the same periods in 2023, respectively.
In addition, we have certain entities that qualify as unconsolidated VIEs including borrowers of loans receivable and in substance real estate investments. Our maximum exposure on these entities is limited to the net carrying value of the investments. Refer to Note 7 and Note 8 for additional details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read together with the Consolidated Financial Statements and related Notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. Other important factors are identified in our Annual Report on Form 10-K for the year ended December 31, 2023, including factors identified under the headings "Business," "Risk Factors," and "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.730% as of June 30, 2024. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended June 30, 2024 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$376,544	54.4%	929
Triple-net	178,115	25.8%	605
Outpatient Medical	136,900	19.8%	370
Totals	$691,559	100.0%	1,904

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
For the six months ended June 30, 2024, resident fees and services and rental income represented 75% and 20%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At June 30, 2024, we had $2,776,628,000 of cash and cash equivalents, $86,970,000 of restricted cash and $4,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the six months ended June 30, 2024:
•In April 2024, we entered into the ATM Program (as defined below) pursuant to which we may offer and sell up to $3,500,000,000 of common stock of Welltower from time to time. Our prior equity distribution agreement dated February 15, 2024, allowing us to sell up to $3,500,000,000 aggregate amount of our common stock, was terminated. During the six months ended June 30, 2024, we sold 43,315,945 shares of common stock under our current and previous ATM Programs generating gross proceeds of approximately $4,041,776,000.
•In January 2024, we repaid our $400,000,000 4.5% senior unsecured notes at maturity. In March 2024, we repaid our $950,000,000 3.625% senior unsecured notes at maturity.
•During the six months ended June 30, 2024, we extinguished $211,805,000 of secured debt at a blended average interest rate of 6.68% and disposed $164,640,000 of secured debt at a blended average interest rate of 4.64%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Investments The following summarizes our property acquisitions and joint venture investments completed during the six months ended June 30, 2024 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	16	$545,374	6.7%
Triple-net	4	76,107	7.7%
Outpatient Medical	1	45,417	7.7%
Totals	21	$666,898	6.9%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the six months ended June 30, 2024 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating(4)	25	$495,676	$353,290	4.6%
Triple-net	1	21,509	170	—%
Outpatient Medical(4)	3	46,914	39,567	6.8%
Totals	29	$564,099	$393,027	4.6%

(1) Represents net proceeds received upon disposition.
(2) Represents carrying value of net real estate assets at time of disposition. See Note 5 to our unaudited consolidated financial statements for additional information.
(3) Represents annualized contractual income that was being received in cash at date of disposition divided by stated purchase price.
(4) Includes the disposition of unconsolidated equity method investments that owned six Seniors Housing Operating properties and one Outpatient Medical property.
Strategic Dissolution of Revera Joint Ventures
During the second quarter of 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions included acquiring the remaining interests in 110 properties from Revera while simultaneously selling interests in 31 properties to Revera. See Note 5 to our unaudited consolidated financial statements for additional information regarding the transactions.
Dividends Our Board of Directors declared a cash dividend for the quarter ended June 30, 2024 of $0.67 per share, an increase of 10% from the prior quarter. On August 21, 2024, we will pay our 213th consecutive quarterly cash dividend to stockholders of record on August 12, 2024.
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
Operating Performance We believe that net income and net income attributable to common stockholders ("NICS") per the Consolidated Statements of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders ("FFO") and consolidated net operating income ("NOI"); however, these supplemental measures are not defined by U.S. GAAP. Please refer to the section entitled "Non-GAAP Financial Measures" for further discussion and reconciliations. These earnings measures are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies.
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2023	2023	2023	2023
Net income (loss)	$260,670	$131,634	$88,440	$134,722	$106,342	$28,635
NICS	254,714	127,146	83,911	127,470	103,040	25,673
FFO	493,773	556,703	491,859	419,124	466,182	386,062
NOI	713,587	762,828	713,697	666,740	706,806	602,976
Credit Strength We measure our credit strength both in terms of leverage ratios and coverage ratios. The leverage ratios indicate how much of our balance sheet capitalization is related to long-term debt, net of cash and restricted cash. The coverage ratios indicate our ability to service interest and fixed charges (interest and secured debt principal amortization). We expect to maintain capitalization ratios and coverage ratios sufficient to maintain a capital structure consistent with our current profile. The coverage ratios are based on earnings before interest, taxes, depreciation and amortization ("EBITDA") and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"). Please refer to the section entitled "Non-GAAP Financial Measures" for further discussion and reconciliation of these measures. Leverage ratios and coverage ratios are widely used by investors, analysts and rating agencies in the valuation, comparison, investment recommendations and rating of companies. The following table reflects the recent historical trends for our credit strength measures for the periods presented:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2023	2023	2023	2023
Net debt to book capitalization ratio	27%	29%	34%	36%	38%	40%
Net debt to undepreciated book capitalization ratio	22%	24%	28%	29%	31%	32%
Net debt to enterprise value ratio	15%	17%	21%	23%	25%	28%

Interest coverage ratio	5.59x	4.29x	3.79x	3.88x	3.81x	3.44x
Fixed charge coverage ratio	5.21x	3.98x	3.52x	3.60x	3.51x	3.13x
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
The following table reflects our recent historical trends of concentration risk by NOI for the periods indicated below:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2023	2023	2023	2023
Property mix:(1)
Seniors Housing Operating	54%	47%	43%	45%	40%	42%
Triple-net(2)	26%	35%	37%	35%	42%	37%
Outpatient Medical	20%	18%	20%	20%	18%	21%

Relationship mix: (1)
Cogir Management Corporation	8%	8%	6%	4%	3%	4%
Integra Healthcare Properties	8%	7%	8%	8%	8%	9%
Sunrise Senior Living	6%	5%	5%	5%	7%	6%
Avery Healthcare	5%	5%	5%	4%	3%	3%
Oakmont Management Group	5%	4%	4%	4%	3%	3%
Remaining relationships	68%	71%	72%	75%	76%	75%

Geographic mix:(1)
California	13%	11%	11%	11%	11%	13%
United Kingdom	10%	10%	9%	9%	8%	10%
Florida	9%	8%	8%	5%	4%	5%
Texas	9%	8%	8%	8%	7%	8%
Canada	7%	7%	7%	6%	5%	6%
Remaining geographic areas	52%	56%	57%	61%	65%	58%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

(2) During the three months ended June 30, 2024, we wrote off previously recognized straight-line rent receivable and unamortized lease incentive balances of $88,319,000 through a reduction of rental income, which relates to leases for which the collection of substantially all contractual lease payments was no longer probable due to agreements reached to convert Triple-net properties to Seniors Housing Operating RIDEA structures.

Lease Expirations The following table sets forth information regarding lease expirations for certain portions of our portfolio as of June 30, 2024 (dollars in thousands):

	Expiration Year (1)
	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	Thereafter
Triple-net:
Properties	4	16	10	1	5	5	34	5	127	42	345
Base rent (2)	$13,495	$8,016	$12,467	$1,259	$6,404	$1,051	$40,930	$11,002	$102,099	$55,517	$463,577
% of base rent	1.9%	1.1%	1.7%	0.2%	0.9%	0.1%	5.7%	1.5%	14.3%	7.8%	64.8%
Units/beds	692	521	1,557	80	616	257	3,669	423	6,163	3,267	39,443
% of units/beds	1.2%	0.9%	2.7%	0.1%	1.1%	0.5%	6.5%	0.7%	10.9%	5.8%	69.6%

Outpatient Medical:
Square feet	1,397,576	1,168,708	1,540,435	1,566,825	1,611,343	1,508,762	1,327,692	1,542,936	1,606,995	1,215,520	5,018,944
Base rent (2)	$41,702	$36,467	$42,635	$46,776	$45,699	$44,174	$39,624	$44,562	$49,018	$32,006	$146,951
% of base rent	7.3%	6.4%	7.5%	8.2%	8.0%	7.8%	7.0%	7.8%	8.6%	5.6%	25.8%
Leases	309	260	254	250	278	188	119	93	163	105	182
% of leases	14.0%	11.8%	11.5%	11.4%	12.6%	8.5%	5.4%	4.2%	7.4%	4.8%	8.4%

(1) Excludes our share of investments in unconsolidated entities, developments, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in the current year.
(2) The most recent monthly cash base rent annualized. Base rent does not include tenant recoveries or amortization of above and below market lease intangibles or other non-cash income.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in "Cautionary Statement Regarding Forward-Looking Statements" and other sections of this Quarterly Report on Form 10-Q. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to our

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Annual Report on Form 10-K for the year ended December 31, 2023, under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Corporate Governance
Maintaining investor confidence and trust is important in today's business environment. Our Board of Directors and management are strongly committed to policies and procedures that reflect the highest level of ethical business practices. Our corporate governance guidelines provide the framework for our business operations and emphasize our commitment to increase stockholder value while meeting all applicable legal requirements. These guidelines meet the listing standards adopted by the New York Stock Exchange and are available on the Internet at www.welltower.com/investors/governance. The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only.
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
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	$	%
Cash, cash equivalents and restricted cash at beginning of period	$2,076,083	$722,292	$1,353,791	187%
Cash provided from (used in) operating activities	1,012,225	792,303	219,922	28%
Cash provided from (used in) investing activities	(1,859,742)	(1,326,216)	(533,526)	(40)%
Cash provided from (used in) financing activities	1,637,685	2,102,311	(464,626)	(22)%
Effect of foreign currency translation	(2,653)	8,379	(11,032)	(132)%
Cash, cash equivalents and restricted cash at end of period	$2,863,598	$2,299,069	$564,529	25%
Operating Activities Please see "Results of Operations" for discussion of net income fluctuations. For the six months ended June 30, 2024 and 2023, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	$	%
New development	$459,122	$474,115	$(14,993)	-3%
Recurring capital expenditures, tenant improvements and lease commissions	118,964	77,608	41,356	53%
Renovations, redevelopments and other capital improvements	178,638	127,370	51,268	40%
Total	$756,724	$679,093	$77,631	11%
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
In July 2024, we issued $1,035,000,000 aggregate principal amount of 3.125% exchangeable senior unsecured notes maturing July 15, 2029.
Also in July 2024, we closed on an expanded $5,000,000,000 unsecured revolving credit facility, which replaced our $4,000,000,000 existing line of credit. The new facility is comprised of a $3,000,000,000 revolving line of credit maturing in June 2028 that can be extended for an additional year and a $2,000,000,000 revolving line of credit maturing in June 2029. The revolving lines of credit will bear interest at a borrowing rate of 0.725% over the adjusted SOFR rate and includes an annual facility fee of 0.125%.
Off-Balance Sheet Arrangements
At June 30, 2024, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At June 30, 2024, we had 23 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of June 30, 2024 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$9,585,000	$—	$1,950,000	$2,285,000	$5,350,000
Canadian Dollar senior unsecured notes (2)	219,234	—	—	219,234	—
Pounds Sterling senior unsecured notes (2)	1,327,200	—	—	695,200	632,000
U.S. Dollar term credit facility	1,010,000	—	10,000	1,000,000	—
Canadian Dollar term credit facility (2)	182,695	—	—	182,695	—
Secured debt: (1,2)
Consolidated	1,800,684	106,622	470,312	285,176	938,574
Unconsolidated	1,020,570	104,167	566,389	149,570	200,444
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,254,972	279,739	884,280	647,200	1,443,753
Consolidated secured debt (2)	401,272	41,863	124,310	99,174	135,925
Unconsolidated secured debt (2)	112,446	18,677	33,649	16,053	44,067
Financing lease liabilities (4)	428,391	2,188	9,414	9,299	407,490
Operating lease liabilities (4)	947,546	10,626	33,987	32,946	869,987
Purchase obligations (5)	900,270	428,415	458,440	401	13,014
Total contractual obligations	$21,190,280	$992,297	$4,540,781	$5,621,948	$10,035,254

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
(5) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to asset acquisitions under contract that have not yet closed as of June 30, 2024, including the acquisitions described in Note 3.

Capital Structure
Please refer to "Credit Strength" above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of June 30, 2024, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the "SEC") an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "Shelf Form S-3") covering an indeterminate amount of future offerings of Welltower's debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. On April 1, 2022, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan ("DRIP") under which it may issue up to 15,000,000 shares of common stock. On May 3, 2023, Welltower and Welltower OP filed post-effective amendment no. 1 to the Shelf Form S-3 pursuant to which Welltower OP expressly adopted the Shelf Form S-3 as its own registration statement following its statutory conversion from a corporation to a limited liability company. As of July 26, 2024, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.
On April 30, 2024, Welltower and Welltower OP entered into an equity distribution agreement (the "EDA") with (i) Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Robert W. Baird & Co. Incorporated, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $3,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the "ATM Program"). The ATM Program also allows Welltower to enter into forward sale agreements. As of July 26, 2024, we had $2,366,084,000 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the Shelf Form S-3, Welltower also filed with the SEC a prospectus supplement that will continue an offering that was previously covered by a prior registration statement relating to the registration of up to 475,327 shares of common stock of Welltower Inc. (the "DownREIT II Shares") that may be issued from time to time if, and to the extent that, certain holders of Class A units (the "DownREIT II Units") of HCN G&L DownREIT II LLC, a Delaware limited liability company (the "DownREIT II"), tender such DownREIT II Units for redemption by the DownREIT II, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of Welltower (including its permitted successors and assigns, the "Managing Member"), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount. On July 22, 2022, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 300,026 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the "OP Units") of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount. On August 9, 2023, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 13,559,535 shares of common stock of Welltower Inc. (the "Exchanged Shares") that may, under certain circumstances, be issuable upon exchange of 2.750% exchangeable senior notes due 2028 of Welltower OP and the resale from time to time by the recipients of the Exchanged Shares.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.730% owned by Welltower as of June 30, 2024. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.

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

	Three Months Ended				Change			Six Months Ended				Change
	June 30,							June 30,
	2024		2023		Amount		%	2024		2023		Amount		%
Net income (loss)	$260,670		$106,342		$154,328		145%	$392,304		$134,977		$257,327		191%
NICS	254,714		103,040		151,674		147%	381,860		128,713		253,147		197%
FFO	493,773		466,182		27,591		6%	1,050,476		852,244		198,232		23%
EBITDA	777,240		604,127		173,113		29%	1,428,246		1,119,322		308,924		28%
NOI	713,587		706,806		6,781		1%	1,476,415		1,309,782		166,633		13%
SSNOI	532,202		491,584		40,618		8%	1,040,377		941,325		99,052		11%

Per share data (fully diluted):
NICS	$0.42		$0.20		$0.22		110%	$0.65		$0.26		$0.39		150%
FFO	$0.82		$0.93		$(0.11)		(12)%	$1.78		$1.71		$0.07		4%

Interest coverage ratio	5.59	x	3.81	x	1.78	x	47%	4.91	x	3.63	x	1.28	x	35%
Fixed charge coverage ratio	5.21	x	3.51	x	1.70	x	48%	4.57	x	3.32	x	1.25	x	38%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2024	2023	$	%	2024	2023	$	%
Revenues:
Resident fees and services	$1,393,473	$1,159,449	$234,024	20%	$2,753,747	$2,291,134	$462,613	20%
Interest income	16,077	2,095	13,982	667%	21,100	4,646	16,454	354%
Other income	1,900	2,895	(995)	(34)%	3,363	5,340	(1,977)	(37)%
Total revenues	1,411,450	1,164,439	247,011	21%	2,778,210	2,301,120	477,090	21%
Property operating expenses	1,034,906	885,187	149,719	17%	2,054,253	1,768,971	285,282	16%
NOI (1)	376,544	279,252	97,292	35%	723,957	532,149	191,808	36%
Other expenses:
Depreciation and amortization	253,531	220,428	33,103	15%	490,327	440,835	49,492	11%
Interest expense	7,326	16,136	(8,810)	(55)%	18,512	27,623	(9,111)	(33)%
Loss (gain) on extinguishment of debt, net	1,705	—	1,705	n/a	1,711	—	1,711	n/a
Provision for loan losses, net	6,142	1,867	4,275	229%	7,710	1,794	5,916	330%
Impairment of assets	1,778	—	1,778	n/a	45,109	12,629	32,480	257%
Other expenses	37,724	8,060	29,664	368%	46,481	25,639	20,842	81%
	308,206	246,491	61,715	25%	609,850	508,520	101,330	20%

Income (loss) from continuing operations before income taxes and other items	68,338	32,761	35,577	109%	114,107	23,629	90,478	383%
Income (loss) from unconsolidated entities	(2,526)	(39,445)	36,919	94%	(6,793)	(55,034)	48,241	88%
Gain (loss) on real estate dispositions, net	137,061	(2,096)	139,157	n/a	141,663	(1,263)	142,926	n/a
Income (loss) from continuing operations	202,873	(8,780)	211,653	n/a	248,977	(32,668)	281,645	862%
Net income (loss)	202,873	(8,780)	211,653	n/a	248,977	(32,668)	281,645	862%
Less: Net income (loss) attributable to noncontrolling interests	(442)	(2,872)	2,430	85%	(1,444)	(6,189)	4,745	77%
Net income (loss) attributable to common stockholders	$203,315	$(5,908)	$209,223	n/a	$250,421	$(26,479)	$276,900	n/a

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Resident fees and services and property operating expenses increased for the three and six month periods ended June 30, 2024 compared to the same periods in the prior year primarily due to acquisitions outpacing dispositions during 2023 and year to date 2024. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2023	79.0%	79.6%	80.7%	82.2%
2024	82.5%	82.8%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Interest income increased for the three and six month periods ended June 30, 2024 compared to the same periods in the prior year primarily due to an increase in third party real estate loans in connection with the various transactions that occurred during 2023 and year to date 2024.
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2024	2023	$	%	2024	2023	$	%
SSNOI (1)	$257,009	$223,244	$33,765	15.1%	$501,642	$417,923	$83,719	20.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 584 and 575 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and amortization fluctuates as a result of acquisitions, dispositions and transitions. To the extent that we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the six months ended June 30, 2024, we recorded $41,157,000 of impairment charges related to nine Seniors Housing Operating properties which were disposed of or classified as held for sale for which the carrying value exceeded the estimated fair value less costs to sell. Also, we recorded $3,952,000 related to two held for use properties for which the carrying value exceeded the estimated fair value. During the six months ended June 30, 2023, we recorded impairment charges of $12,252,000 related to two held for sale properties for which the carrying values exceeded the estimated fair value less costs to sell and $377,000 related to one held for use property for which the carrying value exceeded the estimated fair value.
Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions, including $26 million of expense recognized during the three months ended June 30, 2024 in excess of amounts already accrued as part of the transition of 89 Atria properties to other existing Welltower operators discussed in Note 9 to our unaudited consolidated financial statements. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices. The fluctuation in the gain on sales of properties is primarily related to the disposal of the Revera Canadian portfolio, which is further discussed in Note 5 to our unaudited consolidated financial statements.
During the six months ended June 30, 2024, we completed construction conversions representing $194,012,000 or $314,444 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of June 30, 2024
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2024	13	1,997	$75,266	$639,908
2025	8	2,047	240,169	365,426
2026	4	740	147,573	47,548
TBD(2)	5			67,266
Total	30			$1,120,148

(1) Properties expected to be converted in phases over multiple years are reflected in the last expected year.
(2) Represents projects for which a final budget or expected conversion date are not yet known.
Interest expense represents secured debt interest expense, which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in foreign currency rates, extinguishments and principal amortizations. The provisions for loan losses will fluctuate based on our third party loan activity. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt.
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$1,804,419	$2,058,618	$1,955,048	$1,701,939
Debt issued	1,493	10,562	2,872	373,462
Debt assumed	—	20,448	—	26,930
Debt extinguished	(75,993)	(3,315)	(196,939)	(3,315)
Debt disposed(1)	(164,640)	—	(164,640)	—
Principal payments	(9,136)	(11,997)	(19,983)	(25,004)
Foreign currency	(5,979)	20,477	(26,194)	20,781
Ending balance	$1,550,164	$2,094,793	$1,550,164	$2,094,793

Ending weighted average interest	4.53%	4.71%	4.53%	4.71%

(1) Please see Note 5 for additional information.
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Income (loss) from unconsolidated entities during the six months ended June 30, 2023 includes an impairment charge of $28,708,000 related to an unconsolidated management company. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Triple-net
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2024	2023	$	%	2024	2023	$	%
Revenues:
Rental income	$141,151	$198,916	$(57,765)	(29)%	$362,895	$401,335	$(38,440)	(10)%
Interest income	46,528	36,520	10,008	27%	93,317	70,283	23,034	33%
Other income	931	66,692	(65,761)	(99)%	2,130	68,575	(66,445)	(97)%
Total revenues	188,610	302,128	(113,518)	(38)%	458,342	540,193	(81,851)	(15)%
Property operating expenses	10,495	10,598	(103)	(1)%	21,312	22,321	(1,009)	(5)%
NOI (1)	178,115	291,530	(113,415)	(39)%	437,030	517,872	(80,842)	(16)%
Other expenses:
Depreciation and amortization	61,766	55,234	6,532	12%	124,301	109,762	14,539	13%
Interest expense	352	(795)	1,147	144%	710	(810)	1,520	188%
Loss (gain) on derivatives and financial instruments, net	(5,825)	1,280	(7,105)	(555)%	(8,879)	2,210	(11,089)	(502)%
Provision for loan losses, net	(962)	591	(1,553)	(263)%	(1,529)	1,441	(2,970)	(206)%
Impairment of assets	616	1,086	(470)	(43)%	616	1,086	(470)	(43)%
Other expenses	8,420	818	7,602	929%	9,625	3,285	6,340	193%
	64,367	58,214	6,153	11%	124,844	116,974	7,870	7%
Income (loss) from continuing operations before income taxes and other items	113,748	233,316	(119,568)	(51)%	312,186	400,898	(88,712)	(22)%
Income (loss) from unconsolidated entities	2,614	(630)	3,244	515%	(539)	7,802	(8,341)	(107)%
Gain (loss) on real estate dispositions, net	21,268	(72)	21,340	n/a	21,294	448	20,846	n/a
Income (loss) from continuing operations	137,630	232,614	(94,984)	(41)%	332,941	409,148	(76,207)	(19)%
Net income (loss)	137,630	232,614	(94,984)	(41)%	332,941	409,148	(76,207)	(19)%
Less: Net income (loss) attributable to noncontrolling interests	5,473	6,187	(714)	(12)%	10,971	12,090	(1,119)	(9)%
Net income attributable to common stockholders	$132,157	$226,427	$(94,270)	(42)%	$321,970	$397,058	$(75,088)	(19)%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income decreased primarily due to the write-off of straight-line receivable and unamortized lease incentive balances of $97,665,000 during the six months ended June 30, 2024, which relate to leases for which the collection of substantially all contractual lease payments was no longer deemed probable due primarily to agreements reached to convert Triple-net properties to Seniors Housing Operating RIDEA structures. This decrease was partially offset by increases in rent primarily due to acquisitions during the second half of 2023.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the six months ended June 30, 2024, we had leases with rental rate increases ranging from 0.05% to 20.05% in our Triple-net portfolio.
The increase in interest income is primarily driven by increased advances on loans receivable during the second half of 2023.
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
On May 1, 2023, we executed a series of transactions that included the assignment of the leasehold interest to a newly formed tri-party unconsolidated joint venture together with Aurora Health Network, Peace Capital (an affiliate of Complete Care Management) and us, and culminated with the closing of the purchase option by the joint venture. The transactions resulted in net cash proceeds to us of $104,240,000 after our retained interest of $11,571,000 in the joint venture and a gain from the loss of control and derecognition of the leasehold interest of $65,485,000, which we recorded in other income within our Consolidated Statements of Comprehensive Income during the six months ended June 30, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2024	2023	$	%	2024	2023	$	%
SSNOI (1)	$150,087	$144,917	$5,170	3.6%	$299,290	$287,907	$11,383	4.0%
(1) For the QTD Pool and YTD Pool, amounts relate to 523 and 515 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the six months ended June 30, 2024, we recorded an impairment charge of $616,000 related to one held for use property for which the carrying value exceeded the estimated fair value. During the six months ended June 30, 2023, we recorded impairment charges of $1,086,000 related to one held for sale property for which the carrying values exceeded the estimated fair value less costs to sell. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$38,023	$38,949	$38,260	$39,179
Principal payments	(236)	(226)	(473)	(456)
Ending balance	$37,787	$38,723	$37,787	$38,723

Ending weighted average interest	4.39%	4.39%	4.39%	4.39%
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
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2024	2023	$	%	2024	2023	$	%
Revenues:
Rental income	$194,660	$184,523	$10,137	5%	$390,568	$366,163	$24,405	7%
Interest income	848	95	753	793%	1,700	186	1,514	814%
Other income	2,577	1,574	1,003	64%	4,979	4,674	305	7%
Total revenues	198,085	186,192	11,893	6%	397,247	371,023	26,224	7%
Property operating expenses	61,185	58,697	2,488	4%	123,648	117,062	6,586	6%
NOI (1)	136,900	127,495	9,405	7%	273,599	253,961	19,638	8%
Other expenses:
Depreciation and amortization	66,748	66,283	465	1%	133,280	130,460	2,820	2%
Interest expense	1,310	3,152	(1,842)	(58)%	3,028	7,256	(4,228)	(58)%
Loss (gain) on extinguishment of debt, net	—	1	(1)	(100)%	—	6	(6)	(100)%
Provision for loan losses, net	(17)	(2)	(15)	(750)%	(4)	(2)	(2)	(100)%
Other expenses	331	647	(316)	(49)%	940	1,194	(254)	(21)%
	68,372	70,081	(1,709)	(2)%	137,244	138,914	(1,670)	(1)%
Income (loss) from continuing operations before income taxes and other items	68,528	57,414	11,114	19%	136,355	115,047	21,308	19%
Income (loss) from unconsolidated entities	4,808	(257)	5,065	n/a	4,445	(171)	4,616	n/a
Gain (loss) on real estate dispositions, net	8,114	—	8,114	n/a	8,193	(606)	8,799	n/a
Income (loss) from continuing operations	81,450	57,157	24,293	43%	148,993	114,270	34,723	30%
Net income (loss)	81,450	57,157	24,293	43%	148,993	114,270	34,723	30%
Less: Net income (loss) attributable to noncontrolling interests	218	309	(91)	(29)%	(134)	991	(1,125)	(114)%
Net income (loss) attributable to common stockholders	$81,232	$56,848	$24,384	43%	$149,127	$113,279	$35,848	32%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2023 and year to date in 2024. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the six months ended June 30, 2024, our consolidated Outpatient Medical portfolio signed 170,090 square feet of new leases and 832,359 square feet of renewals. The weighted-average term of these leases was seven years, with a rate of $42.90 per square foot and tenant improvement and lease commission costs of $31.38 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 5.0%.
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
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2024	2023	$	%	2024	2023	$	%
SSNOI (1)	$125,106	$123,423	$1,683	1.4%	$239,445	$235,495	$3,950	1.7%
(1) For the QTD Pool and YTD, amounts relate to 410 and 380 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the six months ended June 30, 2024, we completed construction conversions representing $106,596,000 or $484 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

As of June 30, 2024
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2024	7	486,763	$107,500	$203,386
2025	3	290,559	127,007	38,751
TBD(1)	1			33,702
Total	11			$275,839

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	$228,334	$409,241	$229,137	$388,836
Debt assumed	—	—	—	46,741
Debt extinguished	(14,866)	(44,550)	(14,866)	(69,181)
Principal payments	(735)	(1,616)	(1,538)	(3,321)
Ending balance	$212,733	$363,075	$212,733	$363,075

Ending weighted average interest	5.51%	4.68%	5.51%	4.68%
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
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2024	2023	$	%	2024	2023	$	%
Revenues:
Other income	$26,739	$12,719	$14,020	110%	$50,826	$13,871	$36,955	266%
Total revenues	26,739	12,719	14,020	110%	50,826	13,871	36,955	266%
Property operating expenses	4,711	4,190	521	12%	8,997	8,071	926	11%
Consolidated net operating income (loss) (1)	22,028	8,529	13,499	158%	41,829	5,800	36,029	621%
Expenses:
Interest expense	124,436	133,844	(9,408)	(7)%	258,492	262,671	(4,179)	(2)%
General and administrative expenses	55,565	44,287	11,278	25%	108,883	88,658	20,225	23%
Other expenses	2,209	1,544	665	43%	5,769	3,696	2,073	56%
	182,210	179,675	2,535	1%	373,144	355,025	18,119	5%
Income (loss) from continuing operations before income taxes and other items	(160,182)	(171,146)	10,964	6%	(331,315)	(349,225)	17,910	5%
Income tax benefit (expense)	(1,101)	(3,503)	2,402	69%	(7,292)	(6,548)	(744)	(11)%
Income (loss) from continuing operations	(161,283)	(174,649)	13,366	8%	(338,607)	(355,773)	17,166	5%
Net income (loss)	(161,283)	(174,649)	13,366	8%	(338,607)	(355,773)	17,166	5%
Less: Net income (loss) attributable to noncontrolling interests	707	(322)	1,029	320%	1,051	(628)	1,679	267%
Net income (loss) attributable to common stockholders	$(161,990)	$(174,327)	$12,337	7%	$(339,658)	$(355,145)	$15,487	4%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
The increase in other income for six month periods ended June 30, 2024 is primarily due to interest earned on deposits. Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	June 30,				June 30,
	2024	2023	$	%	2024	2023	$	%
Senior unsecured notes	$118,212	$125,451	$(7,239)	(6)%	$246,172	$246,265	$(93)	—%
Unsecured credit facility and commercial paper program	1,533	1,467	66	5%	3,068	3,873	(805)	(21)%
Loan expense	4,691	6,926	(2,235)	(32)%	9,252	12,533	(3,281)	(26)%
Totals	$124,436	$133,844	$(9,408)	(7)%	$258,492	$262,671	$(4,179)	(2)%
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
General and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2024 and 2023 were 2.96% and 2.75%, respectively. The increase during the six month period is primarily driven by compensation costs associated with increased employee headcount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Other
Non-GAAP Financial Measures
We believe that net income and net income attributable to common stockholders, as defined by U.S. GAAP, are the most appropriate earnings measurements. However, we consider FFO, NOI, SSNOI, EBITDA and Adjusted EBITDA to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts ("NAREIT") created funds from operations attributable to common stockholders ("FFO") as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means NICS, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI ("SSNOI") is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or six full quarters after acquisition or being placed into service for the QTD Pool and YTD Pool, respectively. Land parcels, loans and sub-leases, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or six full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or six full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or six full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2024	2024	2023	2023	2023	2023
Net income (loss) attributable to common stockholders	$254,714	$127,146	$83,911	$127,470	$103,040	$25,673
Depreciation and amortization	382,045	365,863	380,730	339,314	341,945	339,112
Impairment of assets	2,394	43,331	14,994	7,388	1,086	12,629
Loss (gain) on real estate dispositions, net	(166,443)	(4,707)	1,783	(71,102)	2,168	(747)
Noncontrolling interests	(6,348)	(11,996)	(11,436)	(8,789)	(12,841)	(13,327)
Unconsolidated entities	27,411	37,066	21,877	24,843	30,784	22,722
FFO	$493,773	$556,703	$491,859	$419,124	$466,182	$386,062

Average diluted shares outstanding	604,563	577,530	552,380	525,138	501,970	494,494

Per diluted share data:
Net income attributable to common stockholders(1)	$0.42	$0.22	$0.15	$0.24	$0.20	$0.05
FFO	$0.82	$0.96	$0.89	$0.80	$0.93	$0.78

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

	Six Months Ended
	June 30,
FFO Reconciliations:	2024	2023
Net income attributable to common stockholders	$381,860	$128,713
Depreciation and amortization	747,908	681,057
Impairment of assets	45,725	13,715
Loss (gain) on real estate dispositions, net	(171,150)	1,421
Noncontrolling interests	(18,344)	(26,168)
Unconsolidated entities	64,477	53,506
FFO	$1,050,476	$852,244

Average diluted common shares outstanding:	591,047	498,305

Per diluted share data:
Net income attributable to common stockholders(1)	$0.65	$0.26
FFO	$1.78	$1.71

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2024	2024	2023	2023	2023	2023
Net income (loss)	$260,670	$131,634	$88,440	$134,722	$106,342	$28,635
Loss (gain) on real estate dispositions, net	(166,443)	(4,707)	1,783	(71,102)	2,168	(747)
Loss (income) from unconsolidated entities	(4,896)	7,783	2,008	4,031	40,332	7,071
Income tax expense (benefit)	1,101	6,191	(4,768)	4,584	3,503	3,045
Other expenses	48,684	14,131	36,307	38,220	11,069	22,745
Impairment of assets	2,394	43,331	14,994	7,388	1,086	12,629
Provision for loan losses, net	5,163	1,014	2,517	4,059	2,456	777
Loss (gain) on extinguishment of debt, net	1,705	6	—	1	1	5
Loss (gain) on derivatives and financial instruments, net	(5,825)	(3,054)	(7,215)	2,885	1,280	930
General and administrative expenses	55,565	53,318	44,327	46,106	44,287	44,371
Depreciation and amortization	382,045	365,863	380,730	339,314	341,945	339,112
Interest expense	133,424	147,318	154,574	156,532	152,337	144,403
Consolidated net operating income (NOI)	$713,587	$762,828	$713,697	$666,740	$706,806	$602,976

NOI by segment:
Seniors Housing Operating	$376,544	$347,413	$301,077	$284,909	$279,252	$252,897
Triple-net	178,115	258,915	256,985	226,278	291,530	226,342
Outpatient Medical	136,900	136,699	135,484	129,754	127,495	126,466
Non-segment/corporate	22,028	19,801	20,151	25,799	8,529	(2,729)
Total NOI	$713,587	$762,828	$713,697	$666,740	$706,806	$602,976

	Six Months Ended
	June 30,
NOI Reconciliations:	2024	2023
Net income (loss)	$392,304	$134,977
Loss (gain) on real estate dispositions, net	(171,150)	1,421
Loss (income) from unconsolidated entities	2,887	47,403
Income tax expense (benefit)	7,292	6,548
Other expenses	62,815	33,814
Impairment of assets	45,725	13,715
Provision for loan losses, net	6,177	3,233
Loss (gain) on extinguishment of debt, net	1,711	6
Loss (gain) on derivatives and financial instruments, net	(8,879)	2,210
General and administrative expenses	108,883	88,658
Depreciation and amortization	747,908	681,057
Interest expense	280,742	296,740
Consolidated net operating income (NOI)	$1,476,415	$1,309,782

NOI by segment:
Seniors Housing Operating	$723,957	$532,149
Triple-net	437,030	517,872
Outpatient Medical	273,599	253,961
Non-segment/corporate	41,829	5,800
Total NOI	$1,476,415	$1,309,782

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	929	605	370	1,904	929	605	370	1,904
Unconsolidated properties	76	39	76	191	76	39	76	191
Total properties	1,005	644	446	2,095	1,005	644	446	2,095
Recent acquisitions/development conversions(1)	(80)	(62)	(12)	(154)	(89)	(70)	(42)	(201)
Under development	(33)	—	(11)	(44)	(33)	—	(11)	(44)
Under redevelopment(2)	(4)	(4)	—	(8)	(4)	(4)	—	(8)
Current held for sale	(24)	(28)	(1)	(53)	(24)	(28)	(1)	(53)
Land parcels, loans and subleases	(15)	(4)	(9)	(28)	(15)	(4)	(9)	(28)
Transitions(3)	(256)	(18)	—	(274)	(256)	(18)	—	(274)
Other(4)	(9)	(5)	(3)	(17)	(9)	(5)	(3)	(17)
Same store properties	584	523	410	1,517	575	515	380	1,470

(1) Acquisitions and development conversions will enter the QTD Pool after five full quarters and YTD Pool after six full quarters of acquisition or certificate of occupancy.
(2) Redevelopment properties will enter the QTD Pool after five full quarters and YTD Pool after six full quarters of operations post redevelopment completion.
(3) Transitioned properties will enter the QTD Pool after five full quarters and YTD Pool after six full quarters of operations with the new operator in place or under the new structure.
(4) Represents properties that are either closed or being closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the QTD Pool and YTD Pool (dollars in thousands):

	QTD Pool		YTD Pool
	Three Months Ended		Six Months Ended
	June 30,		June 30,
SSNOI Reconciliations:	2024	2023	2024	2023

Seniors Housing Operating:
Consolidated NOI	$376,544	$279,252	$723,957	$532,149
NOI attributable to unconsolidated investments	23,041	13,629	44,822	25,756
NOI attributable to noncontrolling interests	(12,085)	(15,974)	(29,443)	(32,235)
NOI attributable to non-same store properties	(130,203)	(53,574)	(238,057)	(108,118)
Non-cash NOI attributable to same store properties	(230)	(1,047)	111	(1,634)
Currency and ownership adjustments (1)	(58)	958	252	2,005
SSNOI at Welltower Share	257,009	223,244	501,642	417,923

Triple-net:
Consolidated NOI	178,115	291,530	437,030	517,872
NOI attributable to unconsolidated investments	5,366	6,864	10,962	16,158
NOI attributable to noncontrolling interests	(8,042)	(7,723)	(16,047)	(15,332)
NOI attributable to non-same store properties	(95,455)	(122,551)	(186,040)	(186,663)
Non-cash NOI attributable to same store properties	70,336	(23,070)	53,952	(44,401)
Currency and ownership adjustments (1)	(233)	(133)	(567)	273
SSNOI at Welltower Share	150,087	144,917	299,290	287,907

Outpatient Medical:
Consolidated NOI	136,900	127,495	273,599	253,961
NOI attributable to unconsolidated investments	4,313	4,657	9,024	9,592
NOI attributable to noncontrolling interests	(2,301)	(4,708)	(5,024)	(9,896)
NOI attributable to non-same store properties	(9,795)	(1,556)	(30,970)	(13,553)
Non-cash NOI attributable to same store properties	(4,040)	(4,771)	(7,247)	(9,924)
Currency and ownership adjustments (1)	29	2,306	63	5,315
SSNOI at Welltower Share	125,106	123,423	239,445	235,495

SSNOI at Welltower Share:
Seniors Housing Operating	257,009	223,244	501,642	417,923
Triple-net	150,087	144,917	299,290	287,907
Outpatient Medical	125,106	123,423	239,445	235,495
Total	$532,202	$491,584	$1,040,377	$941,325

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

	Three Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2024		2024		2023		2023		2023		2023
Net income (loss)	$260,670		$131,634		$88,440		$134,722		$106,342		$28,635
Interest expense	133,424		147,318		154,574		156,532		152,337		144,403
Income tax expense (benefit)	1,101		6,191		(4,768)		4,584		3,503		3,045
Depreciation and amortization	382,045		365,863		380,730		339,314		341,945		339,112
EBITDA	$777,240		$651,006		$618,976		$635,152		$604,127		$515,195

Interest Coverage Ratio:
Interest expense	$133,424		$147,318		$154,574		$156,532		$152,337		$144,403
Capitalized interest	14,478		13,809		14,547		13,947		11,870		10,335
Non-cash interest expense	(8,953)		(9,284)		(5,871)		(6,716)		(5,824)		(5,083)
Total interest	138,949		151,843		163,250		163,763		158,383		149,655
EBITDA	$777,240		$651,006		$618,976		$635,152		$604,127		$515,195
Interest coverage ratio	5.59	x	4.29	x	3.79	x	3.88	x	3.81	x	3.44	x

Fixed Charge Coverage Ratio:
Total interest	$138,949		$151,843		$163,250		$163,763		$158,383		$149,655
Secured debt principal payments	10,107		11,887		12,430		12,865		13,839		14,942
Total fixed charges	149,056		163,730		175,680		176,628		172,222		164,597
EBITDA	$777,240		$651,006		$618,976		$635,152		$604,127		$515,195
Fixed charge coverage ratio	5.21	x	3.98	x	3.52	x	3.60	x	3.51	x	3.13	x

	Six Months Ended
	June 30,
EBITDA Reconciliations:	2024		2023
Net income (loss)	$392,304		$134,977
Interest expense	280,742		296,740
Income tax expense (benefit)	7,292		6,548
Depreciation and amortization	747,908		681,057
EBITDA	$1,428,246		$1,119,322

Interest Coverage Ratio:
Interest expense	$280,742		$296,740
Non-cash interest expense	(18,237)		(10,907)
Capitalized interest	28,287		22,205
Total interest	290,792		308,038
EBITDA	$1,428,246		$1,119,322
Interest coverage ratio	4.91	x	3.63	x

Fixed Charge Coverage Ratio:
Total interest	$290,792		$308,038
Secured debt principal payments	21,994		28,781
Total fixed charges	312,786		336,819
EBITDA	$1,428,246		$1,119,322
Fixed charge coverage ratio	4.57	x	3.32	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2024		2024		2023		2023		2023		2023
Net income	$615,466		$461,138		$358,139		$271,497		$134,122		$123,452
Interest expense	591,848		610,761		607,846		593,663		576,813		552,226
Income tax expense (benefit)	7,108		9,510		6,364		7,044		5,717		5,279
Depreciation and amortization	1,467,952		1,427,852		1,401,101		1,362,657		1,377,042		1,345,392
EBITDA	2,682,374		2,509,261		2,373,450		2,234,861		2,093,694		2,026,349
Loss (income) from unconsolidated entities	8,926		54,154		53,442		56,084		58,751		25,477
Stock-based compensation expense	38,364		38,829		36,611		34,762		32,299		27,709
Loss (gain) on extinguishment of debt, net	1,712		8		7		94		95		697
Loss (gain) on real estate dispositions, net	(240,469)		(71,858)		(67,898)		(65,258)		4,780		6,144
Impairment of assets	68,107		66,799		36,097		34,249		31,217		30,131
Provision for loan losses, net	12,753		10,046		9,809		17,761		14,192		11,098
Loss (gain) on derivatives and financial instruments, net	(13,209)		(6,104)		(2,120)		5,353		9,373		5,751
Other expenses	137,342		99,727		108,341		96,988		74,249		98,346
Lease termination and leasehold interest adjustment (1)	—		(65,485)		(65,485)		(65,485)		(65,485)		(56,397)
Casualty losses, net of recoveries	6,163		7,778		10,107		16,446		15,760		14,865
Other impairment (2)	114,316		25,998		16,642		12,309		—		(620)
Adjusted EBITDA	$2,816,379		$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550

Adjusted Interest Coverage Ratio:
Interest expense	$591,848		$610,761		$607,846		$593,663		$576,813		$552,226
Capitalized interest	56,781		54,173		50,699		45,914		40,830		35,347
Non-cash interest expense	(30,824)		(27,695)		(23,494)		(21,903)		(21,946)		(22,728)
Total interest	617,805		637,239		635,051		617,674		595,697		564,845
Adjusted EBITDA	$2,816,379		$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550
Adjusted interest coverage ratio	4.56	x	4.19	x	3.95	x	3.85	x	3.81	x	3.88	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$617,805		$637,239		$635,051		$617,674		$595,697		$564,845
Secured debt principal payments	47,289		51,021		54,076		55,635		56,545		57,088
Total fixed charges	665,094		688,260		689,127		673,309		652,242		621,933
Adjusted EBITDA	$2,816,379		$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550
Adjusted fixed charge coverage ratio	4.23	x	3.88	x	3.64	x	3.53	x	3.48	x	3.52	x

(1) Primarily relates to the derecognition of leasehold interests and the gain recognized in other income.
(2) Represents the write-off or recovery of straight-line rent receivable and unamortized lease incentive balances relating to leases placed on cash recognition.

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

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2023	2023	2023	2023
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—	$—
Long-term debt obligations (1)	14,027,128	14,285,686	15,815,226	15,899,420	16,040,530	15,074,320
Cash and cash equivalents and restricted cash	(2,863,598)	(2,478,335)	(2,076,083)	(2,686,711)	(2,299,069)	(638,796)
Total net debt	11,163,530	11,807,351	13,739,143	13,212,709	13,741,461	14,435,524
Total equity and noncontrolling interests(2)	29,688,579	28,547,908	26,371,727	23,818,619	22,193,114	21,596,155
Book capitalization	$40,852,109	$40,355,259	$40,110,870	$37,031,328	$35,934,575	$36,031,679
Net debt to book capitalization ratio	27%	29%	34%	36%	38%	40%

Undepreciated book capitalization:
Total net debt	$11,163,530	$11,807,351	$13,739,143	$13,212,709	$13,741,461	$14,435,524
Accumulated depreciation and amortization	9,908,007	9,537,562	9,274,814	8,868,627	8,599,622	8,417,151
Total equity and noncontrolling interests(2)	29,688,579	28,547,908	26,371,727	23,818,619	22,193,114	21,596,155
Undepreciated book capitalization	$50,760,116	$49,892,821	$49,385,684	$45,899,955	$44,534,197	$44,448,830
Net debt to undepreciated book capitalization ratio	22%	24%	28%	29%	31%	32%

Enterprise value:
Common shares outstanding	608,151	590,934	564,241	532,268	508,159	496,295
Period end share price	$104.25	$93.44	$90.17	$81.92	$80.89	$71.69
Common equity market capitalization	$63,399,742	$55,216,873	$50,877,611	$43,603,395	$41,104,982	$35,579,389
Total net debt	11,163,530	11,807,351	13,739,143	13,212,709	13,741,461	14,435,524
Noncontrolling interests(2)	712,153	999,965	967,351	864,583	988,673	1,148,000
Consolidated enterprise value	$75,275,425	$68,024,189	$65,584,105	$57,680,687	$55,835,116	$51,162,913
Net debt to consolidated enterprise value ratio	15%	17%	21%	23%	25%	28%

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
This Quarterly Report on Form 10-Q may contain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. When Welltower uses words such as "may," "will," "intend," "should," "believe," "expect," "anticipate," "project," "pro forma," "estimate" or similar expressions that do not relate solely to historical matters, Welltower is making forward-looking statements. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause Welltower's actual results to differ materially from Welltower's expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to: the status of the economy; the status of capital markets, including availability and cost of capital; issues facing the health care industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements and operators'/tenants' difficulty in cost effectively obtaining and maintaining adequate liability and other insurance; changes in financing terms; competition within the health care and seniors housing industries; negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans; Welltower's ability to transition or sell properties with profitable results; the failure to make new investments or acquisitions as and when anticipated; natural disasters, health emergencies (such as the COVID-19 pandemic) and other acts of God affecting Welltower's properties; Welltower's ability to re-lease space at similar rates as vacancies occur; Welltower's ability to timely reinvest sale proceeds at similar rates to assets sold; operator/tenant or joint venture partner bankruptcies or insolvencies; the cooperation of joint venture partners; government regulations affecting Medicare and Medicaid reimbursement rates and operational requirements; liability or contract claims by or against operators/tenants; unanticipated difficulties and/or expenditures relating to future investments or acquisitions; environmental laws affecting Welltower's properties; changes in rules or practices governing Welltower's financial reporting; the movement of U.S. and foreign currency exchange rates; Welltower's ability to maintain its qualification as a REIT; key management personnel recruitment and retention; and other risks described in Welltower’s reports filed from time to time with the SEC. Other important factors are identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, including factors identified under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Finally, Welltower undertakes no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events or otherwise, or to update the reasons why actual results could differ from those projected in any forward-looking statements.
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
A change in interest rates will not affect the interest expense associated with our fixed rate debt. Interest rate changes, however, will affect the fair value of our fixed rate debt. Changes in the interest rate environment upon maturity of this fixed rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed rate debt, variable rate debt or equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed rate debt instruments after considering the effects of interest rate swaps, whereby we modeled the change in net present values arising from a hypothetical 1% increase in interest rates to determine the instruments' change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	June 30, 2024		December 31, 2023
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$11,631,434	$(494,286)	$12,800,253	$(515,723)
Secured debt	1,436,784	(51,078)	1,625,364	(58,066)
Totals	$13,068,218	$(545,364)	$14,425,617	$(573,789)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At June 30, 2024, we had $1,056,595,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $10,566,000. At December 31, 2023, we had $1,496,447,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $14,964,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended June 30, 2024, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $19,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments' change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	June 30, 2024		December 31, 2023
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$35,763	$471	$10,811	$5,087
Debt designated as hedges	1,509,895	15,099	1,527,380	15,274
Totals	$1,545,658	$15,570	$1,538,191	$20,361
For additional information regarding fair values of financial instruments, see "Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" and Notes 12 and 17 to our unaudited consolidated financial statements.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports we file with or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No changes in our internal control over financial reporting occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended June 30, 2024 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
April 1, 2024 through April 30, 2024	700	$90.46	—	$3,000,000,000
May 1, 2024 through May 31, 2024	239	94.22	—	3,000,000,000
June 1, 2024 through June 30, 2024	6,577	103.86	—	3,000,000,000
Totals	7,516	$102.31	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended June 30, 2024, we redeemed 2,199 OP Units for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended June 30, 2024.
Item 5. Other Information
(c) Trading Plans
During the three months ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

3.1
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Welltower Inc. (filed with the Commission as Exhibit 3.1 to the Form 8-K filed on May 24, 2024 (File No. 001-08923), and incorporated herein by reference thereto).

3.2
Restated Certificate of Incorporation of Welltower Inc. (filed with the Commission as Exhibit 3.2 to the Form 8-K filed on May 24, 2024 (File No. 001-08923), and incorporated herein by reference thereto).

4.1
Indenture, dated July 11, 2024, among Welltower OP LLC, as issuer, the Company, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed July 11, 2024 (File No. 001-08923), and incorporated herein by reference thereto).

10.1
Equity Distribution Agreement, dated as of February 15, 2024, among Welltower Inc., Welltower OP LLC, the sales agents and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company's Form 8-K filed February 15, 2024 (File No. 001-08923), and incorporated herein by reference thereto).

10.2
Equity Distribution Agreement, dated as of April 30, 2024, among Welltower Inc., Welltower OP LLC, the sales agents and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company's Form 8-K filed April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).

10.3
Amendment No. 3 to Credit Agreement, dated as of June 14, 2024, by and among the Company; the lenders therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint book runners; BofA Securities, as book runner; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC as co-syndication agents; Bank of America, N.A. , as syndication agent; MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, TD Bank, NA, Truist Bank, The Bank of New York Mellon, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch and Bank of Montreal, as co-senior managing agents, Capital One, National Association, as managing agent and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	July 30, 2024	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2024	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2024	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)