Form 10-Q
period 2024-09-30
WELLTOWER INC.
filed 2024-10-29
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
As of October 25, 2024, Welltower Inc. had 622,689,523 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	September 30, 2024 (Unaudited)	December 31, 2023 (Note)
Assets:
Real estate investments:
Real property owned:
Land and land improvements	$5,075,391	$4,697,824
Buildings and improvements	40,646,767	37,796,553
Acquired lease intangibles	2,268,889	2,166,470
Real property held for sale, net of accumulated depreciation	110,689	372,883
Construction in progress	1,374,996	1,304,441
Less accumulated depreciation and amortization	(10,276,509)	(9,274,814)
Net real property owned	39,200,223	37,063,357
Right of use assets, net	358,160	350,969
Investments in sales-type leases, net	469,260	—
Real estate loans receivable, net of credit allowance	1,840,453	1,361,587
Net real estate investments	41,868,096	38,775,913
Other assets:
Investments in unconsolidated entities	1,742,836	1,636,531
Goodwill	68,321	68,321
Cash and cash equivalents	3,564,942	1,993,646
Restricted cash	219,466	82,437
Straight-line rent receivable	518,387	443,800
Receivables and other assets	971,650	1,011,518
Total other assets	7,085,602	5,236,253
Total assets	$48,953,698	$44,012,166

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	13,295,096	13,552,222
Secured debt	2,468,527	2,183,327
Lease liabilities	392,360	383,230
Accrued expenses and other liabilities	1,733,712	1,521,660
Total liabilities	17,889,695	17,640,439
Redeemable noncontrolling interests	270,182	290,605
Equity:
Common stock	620,107	565,894
Capital in excess of par value	37,949,035	32,741,949
Treasury stock	(114,876)	(111,578)
Cumulative net income	9,976,753	9,145,044
Cumulative dividends	(17,901,600)	(16,773,773)
Accumulated other comprehensive income (loss)	(195,138)	(163,160)
Total Welltower Inc. stockholders' equity	30,334,281	25,404,376
Noncontrolling interests	459,540	676,746
Total equity	30,793,821	26,081,122
Total liabilities and equity	$48,953,698	$44,012,166
Note: The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Resident fees and services	$1,511,524	$1,199,808	$4,265,271	$3,490,942
Rental income	430,486	384,507	1,183,949	1,152,005
Interest income	69,046	42,220	185,163	117,335
Other income	44,607	35,478	105,905	127,938
Total revenues	2,055,663	1,662,013	5,740,288	4,888,220

Expenses:
Property operating expenses	1,212,701	995,273	3,420,911	2,911,698
Depreciation and amortization	403,779	339,314	1,151,687	1,020,371
Interest expense	139,050	156,532	419,792	453,272
General and administrative expenses	77,901	46,106	186,784	134,764
Loss (gain) on derivatives and financial instruments, net	(9,906)	2,885	(18,785)	5,095
Loss (gain) on extinguishment of debt, net	419	1	2,130	7
Provision for loan losses, net	4,193	4,059	10,370	7,292
Impairment of assets	23,421	7,388	69,146	21,103
Other expenses	20,239	38,220	83,054	72,034
Total expenses	1,871,797	1,589,778	5,325,089	4,625,636

Income (loss) from continuing operations before income taxes and other items	183,866	72,235	415,199	262,584
Income tax (expense) benefit	4,706	(4,584)	(2,586)	(11,132)
Income (loss) from unconsolidated entities	(4,038)	(4,031)	(6,925)	(51,434)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	272,266	71,102	443,416	69,681
Income (loss) from continuing operations	456,800	134,722	849,104	269,699

Net income (loss)	456,800	134,722	849,104	269,699
Less: Net income (loss) attributable to noncontrolling interests(1)	6,951	7,252	17,395	13,516
Net income (loss) attributable to common stockholders	$449,849	$127,470	$831,709	$256,183

Weighted average number of common shares outstanding:
Basic	611,290	521,848	595,353	504,420
Diluted	618,306	525,138	600,191	507,353

Earnings per share:
Basic:
Income (loss) from continuing operations	$0.75	$0.26	$1.43	$0.53
Net income (loss) attributable to common stockholders	$0.74	$0.24	$1.40	$0.51

Diluted:
Income (loss) from continuing operations	$0.74	$0.26	$1.41	$0.53
Net income (loss) attributable to common stockholders(2)	$0.73	$0.24	$1.39	$0.50

Dividends declared and paid per common share	$0.67	$0.61	$1.89	$1.83
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$456,800	$134,722	$849,104	$269,699

Other comprehensive income (loss):
Foreign currency translation gain (loss)	247,194	(165,186)	133,024	35,098
Derivative and financial instruments designated as hedges gain (loss)	(194,988)	106,449	(125,277)	(49,173)
Total other comprehensive income (loss)	52,206	(58,737)	7,747	(14,075)

Total comprehensive income (loss)	509,006	75,985	856,851	255,624
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	7,730	2,283	9,938	16,410
Total comprehensive income (loss) attributable to common stockholders	$501,276	$73,702	$846,913	$239,214

(1) Includes amounts attributable to redeemable noncontrolling interests.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended September 30, 2024
	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at January 1, 2024	$565,894	$32,741,949	$(111,578)	$9,145,044	$(16,773,773)	$(163,160)	$676,746	$26,081,122
Comprehensive income:
Net income (loss)				127,146			4,180	131,326
Other comprehensive income (loss)						(17,677)	(6,075)	(23,752)
Total comprehensive income								107,574
Net change in noncontrolling interests		(19,282)					6,191	(13,091)
Adjustment to members' interest from change in ownership in Welltower OP		(18,852)					18,852	—
Redemption of OP Units and DownREIT Units	19	825					(844)	—
Amounts related to stock incentive plans, net of forfeitures	112	11,936	(3,264)					8,784
Net proceeds from issuance of common stock	26,612	2,388,521						2,415,133
Dividends paid:
Common stock dividends					(352,529)			(352,529)
Balances at March 31, 2024	$592,637	$35,105,097	$(114,842)	$9,272,190	$(17,126,302)	$(180,837)	$699,050	$28,246,993
Comprehensive income:
Net income (loss)				254,714			5,806	260,520
Other comprehensive income (loss)						(18,656)	(95)	(18,751)
Total comprehensive income								241,769
Net change in noncontrolling interests		(49,943)				(46,969)	(256,613)	(353,525)
Adjustment to members' interest from change in ownership in Welltower OP		(1,833)					1,833	—
Redemption of OP Units and DownREIT Units	476	42,636					(101)	43,011
Amounts related to stock incentive plans, net of forfeitures	36	11,028	168					11,232
Net proceeds from issuance of common stock	16,710	1,586,298						1,603,008
Dividends paid:
Common stock dividends					(366,182)			(366,182)
Balances at June 30, 2024	$609,859	$36,693,283	$(114,674)	$9,526,904	$(17,492,484)	$(246,462)	$449,880	$29,426,306
Comprehensive income:
Net income (loss)				449,849			5,874	455,723
Other comprehensive income (loss)						51,324	87	51,411
Total comprehensive income								507,134
Net change in noncontrolling interests		(19,175)					7,365	(11,810)
Adjustment to members' interest from change in ownership in Welltower OP		3,666					(3,666)	—
Amounts related to stock incentive plans, net of forfeitures	6	39,912	(202)					39,716
Net proceeds from issuance of common stock	10,242	1,231,349						1,241,591
Dividends paid:
Common stock dividends					(409,116)			(409,116)
Balances at September 30, 2024	$620,107	$37,949,035	$(114,876)	$9,976,753	$(17,901,600)	$(195,138)	$459,540	$30,793,821

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

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities:
Net income	$849,104	$269,699
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,151,687	1,020,371
Other amortization expenses	43,165	31,002
Provision for loan losses, net	10,370	7,292
Impairment of assets	69,146	21,103
Stock-based compensation expense	62,308	28,781
Loss (gain) on derivatives and financial instruments, net	(18,785)	5,095
Loss (gain) on extinguishment of debt, net	2,130	7
Loss (income) from unconsolidated entities	6,925	51,434
Rental income less than (in excess of) cash received	(31,805)	(96,345)
Amortization related to above (below) market leases, net	166	(436)
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(443,416)	(69,681)
Proceeds from (payments on) interest rate swap settlements	(59,555)	(65,485)
Distributions by unconsolidated entities	12,845	9,055
Increase (decrease) in accrued expenses and other liabilities	135,926	95,695
Decrease (increase) in receivables and other assets	(93,002)	(76,228)
Net cash provided from (used in) operating activities	1,697,209	1,231,359

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(1,669,106)	(1,073,627)
Cash disbursed for capital improvements to existing properties	(538,752)	(334,090)
Cash disbursed for construction in progress	(632,511)	(730,712)
Capitalized interest	(43,955)	(36,152)
Investment in loans receivable	(603,619)	(328,554)
Principal collected on loans receivable	250,791	68,404
Other investments, net of payments	(49,271)	(95,366)
Contributions to unconsolidated entities	(218,974)	(267,359)
Distributions by unconsolidated entities	39,693	145,985
Net proceeds from net investment hedge settlements	10,712	3,933
Proceeds from sales of real property	145,774	83,984
Net cash provided from (used in) investing activities	(3,309,218)	(2,563,554)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	—
Net proceeds from issuance of senior unsecured notes	1,015,063	1,011,780
Payments to extinguish senior unsecured notes	(1,350,000)	—
Net proceeds from the issuance of secured debt	3,708	381,369
Payments on secured debt	(356,216)	(439,027)
Net proceeds from the issuance of common stock	5,262,364	3,265,056
Payments for deferred financing costs and prepayment penalties	(23,460)	(7,619)
Contributions by noncontrolling interests(1)	29,009	211,071
Distributions to noncontrolling interests(1)	(104,268)	(179,476)
Cash distributions to stockholders	(1,127,046)	(922,288)
Other financing activities	(33,867)	(9,763)
Net cash provided from (used in) financing activities	3,315,287	3,311,103
Effect of foreign currency translation on cash and cash equivalents and restricted cash	5,047	(14,489)
Increase (decrease) in cash, cash equivalents and restricted cash	1,708,325	1,964,419
Cash, cash equivalents and restricted cash at beginning of period	2,076,083	722,292
Cash, cash equivalents and restricted cash at end of period	$3,784,408	$2,686,711

Supplemental cash flow information:
Interest paid	$390,649	$422,327
Income taxes paid (received), net	8,383	4,092

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
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.730% for the nine months ended September 30, 2024. As of September 30, 2024, Welltower owned 99.701% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.299% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and with instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (such as normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily an indication of the results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
New Accounting Standards
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The guidance is to be applied retrospectively to all periods presented in the financial statements. We are currently evaluating the impact that the adoption of ASU 2023-07 will have on our consolidated financial statements and disclosures. We currently expect to provide the required significant segment expense disclosures, with no other changes to our consolidated financial statements, as a result of the new standard.
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
3. Real Property Acquisitions and Development
The total purchase price for all properties acquired has been allocated to the tangible and identifiable intangible assets and liabilities at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments. Transaction costs primarily represent costs incurred with acquisitions, including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs. Transaction costs directly related to asset acquisitions are capitalized as a component of purchase price and all other non-capitalizable costs are reflected in other expenses on our Consolidated Statements of Comprehensive Income. Our acquisitions of properties are at times subject to earn out provisions based on the future operating performance of the acquired properties, which could result in incremental payments in the future. Our policy is to recognize such contingent consideration when the contingency is resolved

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
and the consideration becomes payable. In the fourth quarter of 2024, we expect to make earn out payments of approximately $150 million. We will capitalize any payments made as additional costs of the acquisitions.
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024				September 30, 2023
	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals	Seniors Housing Operating	Triple-net	Outpatient Medical	Totals
Land and land improvements	$208,219	$63,075	$10,160	$281,454	$58,049	$58,797	$72,992	$189,838
Buildings and improvements	1,446,475	621,378	34,481	2,102,334	411,273	430,041	314,892	1,156,206
Acquired lease intangibles	89,460	33,232	2,193	124,885	25,617	—	45,936	71,553
Construction in progress	45,983	—	—	45,983	165,934	—	—	165,934
Real property held for sale	—	297,000	—	297,000	—	—	—	—
Right of use assets, net	—	—	—	—	16,539	—	927	17,466
Total net real estate assets	1,790,137	1,014,685	46,834	2,851,656	677,412	488,838	434,747	1,600,997
Receivables and other assets	9,592	1,118	112	10,822	16,789	—	545	17,334
Total assets acquired(1)	1,799,729	1,015,803	46,946	2,862,478	694,201	488,838	435,292	1,618,331
Secured debt	(350,978)	(465,820)	—	(816,798)	(292,160)	—	(40,953)	(333,113)
Lease liabilities	—	—	—	—	(16,539)	—	(953)	(17,492)
Accrued expenses and other liabilities	(19,752)	(20,309)	(182)	(40,243)	(10,825)	—	(10,832)	(21,657)
Total liabilities acquired	(370,730)	(486,129)	(182)	(857,041)	(319,524)	—	(52,738)	(372,262)
Noncontrolling interests	(25,787)	—	—	(25,787)	—	—	(775)	(775)
Non-cash acquisition related activity(2)	(119,012)	(191,532)	—	(310,544)	(171,667)	—	—	(171,667)
Cash disbursed for acquisitions	1,284,200	338,142	46,764	1,669,106	203,010	488,838	381,779	1,073,627
Construction in progress additions	424,827	28	269,840	694,695	450,205	25,646	297,862	773,713
Less: Capitalized interest	(36,247)	—	(7,708)	(43,955)	(28,289)	(2,416)	(5,447)	(36,152)
Accruals(3)	1,217	126	(19,572)	(18,229)	3,447	(2,692)	(7,604)	(6,849)
Cash disbursed for construction in progress	389,797	154	242,560	632,511	425,363	20,538	284,811	730,712
Capital improvements to existing properties	448,144	19,870	70,738	538,752	261,935	17,933	54,222	334,090
Total cash invested in real property, net of cash acquired	$2,122,141	$358,166	$360,062	$2,840,369	$890,308	$527,309	$720,812	$2,138,429
(1) Excludes $33,577,000 and $6,431,000 of unrestricted and restricted cash acquired during the nine months ended September 30, 2024 and September 30, 2023, respectively.
(2) Primarily relates to the acquisition of assets previously financed as real estate loans receivable, the acquisition of assets previously recognized as investments in unconsolidated entities, the acquisition of assets for which consideration was only partially funded at close, and the $179,770,000 gain on acquisition of controlling interests described below.
(3) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.
Significant Joint Venture Transactions
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
On September 30, 2024, the Company, which held a 25% minority interest in an existing equity method joint venture that owned 39 properties subject to triple-net leases with two tenants, acquired the remaining beneficial interest for $205,029,000 in cash, net of cash and restricted cash acquired. The properties were encumbered with secured debt with an aggregate principal balance of $532,575,000. We evaluated the acquisition and determined that the entity meets the criteria of a variable interest entity ("VIE") and that we are its primary beneficiary; therefore, upon consolidation we recognized a gain of $179,770,000 in gains (losses) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income during the period ended September 30, 2024. The fair value of the assets acquired and liabilities assumed is included in the Triple-net segment in the table above.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Affinity Living Communities
In February 2024, we entered into a definitive agreement to acquire 25 Seniors Housing Operating properties for a total purchase price of approximately $969 million, which will be managed under the Affinity brand. During the three months ended September 30, 2024, we closed on the acquisition of 20 properties with a purchase price of $690,510,000 through a combination of cash, the issuance of 203,328 OP Units, and the assumption of $364,130,000 of secured debt. The acquisition of the remaining properties is expected to close by the end of the year, subject to customary closing conditions and lender consents.
Announced Acquisitions
In July 2024, we entered into a definitive agreement to acquire a seniors housing portfolio of 136 properties and leasehold interests in the U.K. for approximately $1.0 billion of consideration. The transaction closed in October 2024.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Development projects:
Seniors Housing Operating	$462,246	$280,333
Triple-net	—	141,142
Outpatient Medical	162,699	30,071
Total development projects	624,945	451,546
Expansion projects	20,229	62,292
Total construction in progress conversions	$645,174	$513,838
4. Real Estate Intangibles
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	September 30, 2024	December 31, 2023
Assets:
In place lease intangibles	$2,079,917	$2,001,827
Above market tenant leases	71,892	66,663
Lease commissions	117,080	97,980
Gross historical cost	2,268,889	2,166,470
Accumulated amortization	(1,784,900)	(1,651,656)
Net book value	$483,989	$514,814

Liabilities:
Below market tenant leases	$71,224	$70,364
Accumulated amortization	(51,400)	(47,939)
Net book value	$19,824	$22,425
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental income related to (above)/below market tenant leases, net	$(189)	$152	$(274)	$327
Amortization related to in place lease intangibles and lease commissions	(61,872)	(47,556)	(169,539)	(157,481)
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (i.e., property type, relationship or geography). At September 30, 2024, seven Seniors Housing Operating properties and ten Triple-net properties with an aggregate real estate balance of $110,689,000 were classified as held for sale. Expected gross sales proceeds related to these held for sale properties are approximately $131,558,000.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying of the property is reduced to the estimated fair market value and an impairment charge is recognized. Properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value. During the nine months ended September 30, 2024, we recorded impairment charges of $69,146,000 related to 14 Seniors Housing Operating properties and two Triple-net properties. During the nine months ended September 30, 2023, we recorded $21,103,000 of impairment charges related to six Seniors Housing Operating properties and two Triple-net properties.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale as of September 30, 2024 of $(15,905,000) and $(62,121,000) for the three and nine months ended September 30, 2024 and $(4,893,000) and $64,266,000 for the same periods in 2023, respectively.
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Real estate dispositions:(1)
Seniors Housing Operating	$366,255	$371,143
Triple-net(2)	170	6,391
Outpatient Medical	42,761	—
Total dispositions	409,186	377,534
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net(3)	171,053	69,681
Net other assets/(liabilities) disposed	(139)	(1,401)
Non-cash consideration	(434,326)	(361,830)
Cash proceeds from real estate dispositions	$145,774	$83,984
(1) The nine months ended September 30, 2024 includes the disposition of unconsolidated equity method investments that owned six Seniors Housing Operating properties and one Outpatient Medical property.
(2) Excludes $376,695,000 of net real property derecognized related to 15 properties upon the reclassification of two leases from operating to sales-type (see Note 6 for additional details).
(3) Excludes the $179,770,000 gain recognized in conjunction with the joint venture consolidation (see Note 3 for additional details) and the $92,593,000 gain recognized as a result of the reclassification of two leases from operating to sales-type (see Note 6 for additional details).
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
Total proceeds related to the four properties disposed were $222,521,000, which included non-cash consideration from Revera of $241,728,000, comprised of the fair value of interests received by us of $198,837,000 and an allocation of Revera's noncontrolling interests of $42,891,000, partially offset by $9,049,000 of transaction-related expenses as well as the $10,158,000 of cash paid to equalize the value exchanged between the parties. We disposed of net real property owned of $224,208,000, resulting in a loss of $1,687,000 recognized within gain (loss) on real estate dispositions and acquisitions of controlling interests, net within our Consolidated Statements of Comprehensive Income. Consideration transferred to acquire the additional interests in the 29 properties was comprised of the fair value of interests transferred by us of $198,837,000 and $5,776,000 of cash paid for transaction-related expenses. We derecognized $180,497,000 of noncontrolling interests and $22,270,000 of liabilities previously due to Revera with an adjustment of $1,846,000 recognized in capital in excess of par value.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Total net proceeds related to the 14 properties disposed were $430,898,000, which included non-cash consideration from Revera of $434,326,000, comprised primarily of the net fair value of interests received by us of $219,940,000, debt which we were relieved of in the amount of $164,640,000 and an allocation of Revera's noncontrolling interests in the disposed properties of $53,174,000. We disposed of net real property owned of $293,257,000 and paid $3,428,000 of cash transaction-related expenses for the sale of the 14 properties, resulting in a gain of $137,641,000 recognized within gain (loss) on real estate dispositions and acquisitions of controlling interests, net within our Consolidated Statements of Comprehensive Income. Consideration transferred to acquire the additional interests in the 71 properties was primarily comprised of the fair value of interests transferred by us of $219,940,000, a cash payment of $51,986,000 to equalize the value exchanged between the parties and $17,258,000 of cash paid for transaction-related expenses. We derecognized $246,564,000 of Revera's noncontrolling interests in the acquired properties with an adjustment of $42,619,000 recognized in capital in excess of par value.
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
Lessee
We lease land, buildings, office space and certain equipment. Many of our leases include a renewal option to extend the term from one to 25 years or more. Renewal options that we are reasonably certain to exercise are recognized in our right-of-use assets and lease liabilities.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The components of lease expense were as follows for the periods presented (in thousands):

		Nine Months Ended
	Classification	September 30, 2024	September 30, 2023
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$17,837	$16,663
Non-real estate investment lease expense	General and administrative expenses	4,838	5,392
Finance lease cost:
Amortization of leased assets	Property operating expenses	3,278	4,774
Interest on lease liabilities	Interest expense	2,923	3,008
Sublease income	Rental income	—	(3,933)
Total		$28,876	$25,904
(1) Includes short-term leases which are immaterial.
Supplemental balance sheet information related to leases in which we are the lessee is as follows (in thousands):

	Classification	September 30, 2024	December 31, 2023
Right of use assets:
Operating leases - real estate	Right of use assets, net	$280,295	$283,293
Finance leases - real estate	Right of use assets, net	77,865	67,676
Real estate right of use assets, net		358,160	350,969
Operating leases - non-real estate investments	Receivables and other assets	8,734	11,338
Total right of use assets, net		$366,894	$362,307

Lease liabilities:
Operating leases		$301,046	$303,553
Finance leases		91,314	79,677
Total		$392,360	$383,230
Lessor
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the nine months ended September 30, 2024, we wrote off previously recognized straight-line rent receivable and unamortized lease incentive balances of $97,674,000 through a reduction of rental income, which related to leases for which the collection of substantially all contractual lease payments was no longer probable due primarily to agreements reached to convert Triple-net leased properties to Seniors Housing Operating RIDEA structures (see Note 19). During the nine months ended September 30, 2023, we wrote off previously recognized straight-line rent receivable and unamortized lease incentive balances of $12,309,000 for which collection was no longer deemed probable.
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842, "Leases" ("ASC 842"), typically include some form of operating expense reimbursement by the tenant. For the nine months ended September 30, 2024, we recognized $1,183,949,000 of rental income related to operating leases, of which $165,863,000 was for variable lease payments that primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. For the nine months ended September 30, 2023, we recognized $1,152,005,000 of rental income related to operating leases, of which $163,980,000 was for variable lease payments.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606, "Revenue from Contracts with Customers." Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $417,490,000 and $341,172,000 for the nine months ended September 30, 2024 and 2023, respectively.
For sales-type leases, we record any selling profit or loss arising from leases at inception within gain (loss) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. The investments in sales-type leases, net represents the lease receivable, the components of which are the future lease payments and any guaranteed or unguaranteed residual value for the underlying assets expected at the end of the lease term, measured at the net present value discounted using a rate implicit in the lease. Interest income is recognized in the Consolidated Statements of Comprehensive Income over the lease term using the effective interest method.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On September 30, 2024, we reached agreements with our tenant to sell 15 properties, which are included in two master leases previously classified as operating leases. As a result of the agreement to sell the properties, the two leases were classified as sales-type leases in accordance with ASC 842 and a gain of $92,593,000 was recognized in gains (losses) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income.
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of allowance for credit losses, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans, which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in, the related properties, as well as corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based upon the principal amount outstanding subject to an evaluation of the risk of credit loss. Accrued interest receivable was $33,992,000 and $31,798,000 as of September 30, 2024 and December 31, 2023, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets. The following is a summary of our loans receivable (in thousands):

	September 30, 2024	December 31, 2023
Mortgage loans	$1,576,567	$1,057,516
Other real estate loans	290,419	324,660
Allowance for credit losses on real estate loans receivable	(26,533)	(20,589)
Real estate loans receivable, net of credit allowance	1,840,453	1,361,587
Non-real estate loans	274,814	503,993
Allowance for credit losses on non-real estate loans receivable	(27,396)	(173,874)
Non-real estate loans receivable, net of credit allowance	247,418	330,119
Total loans receivable, net of credit allowance	$2,087,871	$1,691,706
The following is a summary of our loan activity for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Advances on loans receivable	$603,619	$328,554
Less: Receipts on loans receivable	250,791	68,404
Net cash advances (receipts) on loans receivable	$352,828	$260,150
During the nine months ended September 30, 2024, we provided a first mortgage loan collateralized by a portfolio of seniors housing communities for $456,199,000. The loan bears interest at 10% per annum.
In June 2024, certain secured and unsecured indebtedness payable by Genesis to us was modified to extend the maturity date to June 30, 2025, with no other changes to the terms. In September 2024, we sold the entirety of the unsecured notes receivable from Genesis for cash proceeds of $24,246,000, which was equal to the carrying value after application of the allowance for credit losses and unrecognized interest. In addition, we sold a portion of the secured notes receivable from Genesis for cash proceeds of $55,504,000. The cash proceeds from these sales are included in receipts on loans receivable in the summary of loan activity above. Additionally, the secured notes were modified to extend the maturity date to June 30, 2026, and to convert to cash-pay interest beginning January 1, 2025.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the remaining loans we assess credit loss on a collective pool basis and use our historical loss experience for similar loans to determine the reserve for credit losses. The following is a summary of our loans by credit loss category (in thousands):

	September 30, 2024
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2023	$28,526	$(26,370)	$2,156	4
Collective loan pool	2010 - 2019	153,610	(1,991)	151,619	11
Collective loan pool	2020	33,534	(434)	33,100	5
Collective loan pool	2021	915,539	(12,040)	903,499	10
Collective loan pool	2022	105,701	(1,370)	104,331	14
Collective loan pool	2023	332,429	(4,307)	328,122	11
Collective loan pool	2024	572,461	(7,417)	565,044	10
Total loans		$2,141,800	$(53,929)	$2,087,871	65

The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Balance at beginning of period	$194,463	$164,249
Provision for loan losses, net(1)	10,370	6,280
Purchased deteriorated loan	—	19,077
Reserve for unrecognized interest added to principal	—	2,066
Loan write-offs	(151,406)	—
Foreign currency translation	502	92
Balance at end of period	$53,929	$191,764
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

	Percentage Ownership (1)	September 30, 2024	December 31, 2023
Seniors Housing Operating	10% to 95%	$1,385,356	$1,248,774
Triple-net	10% to 88%	111,278	147,679
Outpatient Medical	15% to 50%	246,202	240,078
Total		$1,742,836	$1,636,531
(1) As of September 30, 2024 and includes ownership of investments classified as liabilities and excludes ownership of in substance real estate.
At September 30, 2024, the aggregate unamortized basis difference of our joint venture investments of $190,830,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs, and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 25 properties as of September 30, 2024 for the development and construction of certain properties that have a carrying value of $901,777,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810, "Consolidation." VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on, among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower's equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $146,367,000 related to these investments.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the nine months ended September 30, 2024, excluding our share of NOI in unconsolidated entities (dollars in thousands):

Concentration by relationship: (1)	Number of Properties	Total NOI	Percent of NOI (2)
Cogir Management Corporation	125	$173,822	7%
Integra Healthcare Properties	147	161,430	7%
Sunrise Senior Living	88	127,273	5%
Avery Healthcare	84	104,667	5%
Oakmont Management Group	66	101,703	4%
Remaining portfolio	1,475	1,650,482	72%
Totals	1,985	$2,319,377	100%
(1) Cogir Management Corporation, Sunrise Senior Living and Oakmont Management Group are in our Seniors Housing Operating segment. Integra Healthcare Properties is in our Triple-net segment. Avery Healthcare operates assets in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 26% of total NOI for the year ended December 31, 2023.
In April 2024, we reached an agreement to transition 89 Atria Senior Living properties to six of our existing operating partners. In conjunction with the termination of the property management agreements, we recognized $26 million within other expenses on our Consolidated Statements of Comprehensive Income during the second quarter in excess of amounts already accrued. As of September 30, 2024, we have transitioned operations for all 89 properties.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At September 30, 2024, we had a primary unsecured credit facility with a consortium of 29 banks that included a $5,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at September 30, 2024) and a $3,000,000,000 tranche that matures on July 24, 2028 (none outstanding at September 30, 2024). The term credit facilities mature on July 19, 2026. The $3,000,000,000 tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the $5,000,000,000 unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at September 30, 2024). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.725% over the adjusted SOFR rate at September 30, 2024. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.125% at September 30, 2024.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2,000,000,000 (none outstanding at September 30, 2024).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance outstanding at quarter end	$—	$—	$—	$—
Maximum amount outstanding at any month end	$—	$—	$—	$205,000
Average amount outstanding (total of daily principal balances divided by days in period)	$—	$—	$—	$21,703
Weighted average interest rate (actual interest expense divided by average borrowings outstanding)	—%	—%	—%	5.05%

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At September 30, 2024, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2024	$—	$96,016	$96,016
2025	1,260,000	279,372	1,539,372
2026	700,000	231,413	931,413
2027 (4,5)	1,906,945	448,710	2,355,655
2028 (6)	2,521,890	157,797	2,679,687
Thereafter (7)	7,054,900	1,368,570	8,423,470
Total principal balance	13,443,735	2,581,878	16,025,613
Unamortized discounts and premiums, net	(23,230)	—	(23,230)
Unamortized debt issuance costs, net	(80,736)	(16,747)	(97,483)
Fair value adjustments and other, net	(44,673)	(96,604)	(141,277)
Total carrying value of debt	$13,295,096	$2,468,527	$15,763,623
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.87% and 4.02% as of September 30, 2024 and September 30, 2023, respectively.
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
(3) Annual interest rates range from 1.31% to 8.00%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.34% and 4.83% as of September 30, 2024 and September 30, 2023, respectively. Gross real property value of the properties securing the debt totaled $6,460,936,000 at September 30, 2024.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $184,975,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2024). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (6.05% at September 30, 2024) and adjusted Canadian Overnight Repo Rate Average plus 0.85% (5.44% at September 30, 2024), respectively.
(5) Includes $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $221,970,000 based on the Canadian/U.S. Dollar exchange rate on September 30, 2024).
(6) Includes £550,000,000 4.80% senior unsecured notes due 2028 (approximately $736,890,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2024).
(7) Includes £500,000,000 4.50% senior unsecured notes due 2034 (approximately $669,900,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on September 30, 2024).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning balance	$13,699,619	$12,584,529
Debt issued	1,035,000	1,035,000
Debt extinguished	(1,350,000)	—
Foreign currency	59,116	14,295
Ending balance	$13,443,735	$13,633,824
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
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.750% exchangeable senior unsecured notes maturing May 15, 2028 (the "2028 Exchangeable Notes") unless earlier exchanged, purchased or redeemed. The 2028 Exchangeable Notes will pay interest semi-annually in arrears on May 15 and November 15 of each year. We recognized contractual interest expense on the 2028 Exchangeable Notes of approximately $7,116,000 and $21,348,000 for the three and nine months ended September 30, 2024, and $7,116,000 and $11,069,000 for the same periods in 2023, respectively. Additionally, amortization of related issuance costs were $1,168,000 and $3,500,000 for the three and nine ended September 30, 2024, and $1,117,000 and $1,810,000 for the same periods in 2023, respectively. Unamortized issuance costs were $16,790,000 as of September 30, 2024 and $20,245,000 as of December 31, 2023.
In July 2024, Welltower OP issued $1,035,000,000 aggregate principal amount of 3.125% exchangeable senior unsecured notes maturing July 15, 2029 (the "2029 Exchangeable Notes") unless earlier exchanged, purchased or redeemed. The 2029 Exchangeable Notes will pay interest semi-annually in arrears on January 15 and July 15 of each year. The net proceeds from the offering of the 2029 Exchangeable Notes were approximately $1,015,063,000 after deducting the underwriting fees and other expenses. During the quarter ended September 30, 2024, we recognized approximately $7,188,000 of contractual interest expense and amortization of issuance costs of $857,000 related to the 2029 Exchangeable Notes. Unamortized issuance costs were $19,079,000 as of September 30, 2024.
Prior to the close of business on the business day immediately preceding January 15, 2029, the 2029 Exchangeable Notes are exchangeable at the option of the holders only upon certain circumstances and during certain periods. On or after January 15, 2029, the 2029 Exchangeable Notes will be exchangeable at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. Welltower OP will settle exchanges of the 2029 Exchangeable Notes by delivering cash up to the principal amount of the 2029 Exchangeable Notes exchanged and, in respect of the remainder of the exchanged value, if any, in excess thereof, cash or shares of Welltower's common stock, or a combination thereof, at the election of Welltower OP. The exchange rate initially equals 7.8177 shares of common stock per $1,000 principal amount of 2029 Exchangeable Notes (equivalent to an exchange price of approximately $127.91 per share of common stock). The exchange rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.
Welltower OP may redeem the 2029 Exchangeable Notes, at its option in whole or in part, on any business day on or after July 20, 2027, if the last reported sales price of the common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Welltower OP provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2029 Exchangeable Notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding the redemption date.
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning balance	$2,222,445	$2,129,954
Debt issued	3,708	381,369
Debt assumed	896,705	344,023
Debt extinguished	(323,805)	(397,381)
Debt disposed(1)	(164,640)	—
Principal payments	(32,411)	(41,646)
Foreign currency	(20,124)	(188)
Ending balance	$2,581,878	$2,416,131

(1) Please see Note 5 for additional information.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2024, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $(59,555,000). As of September 30, 2024, the unamortized loss amount was $(54,720,000). In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap is effective beginning in June 2025 and matures in December 2030. As of September 30, 2024, the carrying amount of the notes, exclusive of the hedge, is $743,393,000. The fair value of the swap as of September 30, 2024 was $10,047,000 and was recorded as a derivative asset with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
During the nine months ended September 30, 2024 and 2023, we settled certain net investment hedges generating cash proceeds of $9,213,000 and $1,994,000, respectively. The balance of the cumulative translation adjustment will be reclassified to earnings if the hedged investment is sold or substantially liquidated.
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

WELLTOWER INC. AND SUBSIDIARIES
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
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$2,900,000	$2,025,000
Denominated in Pound Sterling	£1,660,708	£1,660,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S. Dollars (1)	$522,601	$872,601

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At September 30, 2024, the maximum maturity date was September 1, 2028.
The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location	2024	2023	2024	2023
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$6,394	$4,833	$17,045	$14,211
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$(678)	$1,488	$1,238	$59
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$9,911	$(2,876)	$18,790	$(5,003)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$(194,988)	$106,449	$(125,277)	$(49,173)
13. Commitments and Contingencies
At September 30, 2024, we had 20 outstanding letter of credit obligations totaling $44,672,000 and expiring between 2024 and 2025. At September 30, 2024, we had outstanding construction in progress of $1,374,996,000 and were committed to providing additional funds of approximately $646,763,000 to complete construction. Additionally, at September 30, 2024, we had outstanding investments classified as in substance real estate of $901,777,000 and were committed to provide additional funds of $146,367,000 (see Note 8 for additional information). Purchase obligations at September 30, 2024 also include $75,074,000 of contingent purchase obligations to fund capital improvements. Rents due from the tenants are increased to reflect the additional investment in the property.

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders' Equity
The following is a summary of our stockholders' equity capital accounts as of the dates indicated:

	September 30, 2024	December 31, 2023
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—

Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	700,000,000
Issued shares	620,180,281	566,001,632
Outstanding shares	618,395,510	564,241,181
Common Stock
In April 2024, we entered into an equity distribution agreement whereby we can offer and sell up to $3,500,000,000 aggregate amount of our common stock ("ATM Program"). Our prior equity distribution agreement dated February 15, 2024, allowing us to sell up to $3,500,000,000 aggregate amount of our common stock, was terminated as a result. The ATM Program allows us to enter into forward sale agreements (none outstanding at September 30, 2024). As of September 30, 2024, we had $1,222,550,000 of remaining capacity under the ATM Program. During October 2024, we sold 4,292,963 shares of common stock under our ATM Program.
The following is a summary of our common stock issuances during the nine months ended September 30, 2024 and 2023 (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds
2023 Option exercises	1,708	$63.65	$109	$109
2023 ATM Program issuances	41,477,572	79.08	3,279,956	3,264,947
2023 Redemption of OP Units and DownREIT Units	334,582		—	—
2023 Stock incentive plans, net of forfeitures	(54,317)		—	—
2023 Totals	41,759,545		$3,280,065	$3,265,056

2024 Option exercises	16,578	$65.57	$1,087	$1,087
2024 ATM Program issuances	53,547,363	98.76	5,288,418	5,261,277
2024 Redemption of OP Units and DownREIT Units	494,941		—	—
2024 Stock incentive plans, net of forfeitures	95,447		—	—
2024 Totals	54,154,329		$5,289,505	$5,262,364
Dividends
The following is a summary of our dividend payments (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Per Share	Amount	Per Share	Amount
Common stock	$1.89	$1,127,827	$1.83	$921,319
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income (loss) as of the dates presented (in thousands):

	September 30, 2024	December 31, 2023
Foreign currency translation	$(820,376)	$(913,675)
Derivative and financial instruments designated as hedges	625,238	750,515
Total accumulated other comprehensive income (loss)	$(195,138)	$(163,160)

WELLTOWER INC.
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock or units to be issued at the discretion of the Compensation Committee of the Board of Directors. Awards granted after March 28, 2022 are issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant. Stock-based compensation expense totaled $39,910,000 and $62,308,000 for the three and nine months ended September 30, 2024, and $8,821,000 and $28,781,000 for the same periods in 2023, respectively.
During December 2021 and January 2022, we granted special non-recurring performance-based stock option and restricted stock awards to executives and key employees. Since the grant dates, the likelihood of achievement of the performance goals related to these awards was deemed to be improbable and as a result no expense was recognized. During the quarter ended September 30, 2024, we determined that the performance goals were probable of being achieved, resulting in a cumulative catch up of stock compensation expense of $29,838,000 recognized in general and administrative expenses in the Consolidated Statements of Comprehensive Income in the current quarter.
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic earnings per share - net income (loss) attributable to common stockholders	$449,849	$127,470	$831,709	$256,183

Adjustment for net income (loss) attributable to OP Units and DownREIT Units	1,221	64	1,235	(103)
Numerator for diluted earnings per share	$451,070	$127,534	$832,944	$256,080

Denominator for basic earnings per share - weighted average shares	611,290	521,848	595,353	504,420
Effect of dilutive securities:
Employee stock options	370	39	181	24
Non-vested restricted shares and units	2,517	1,141	1,686	968
OP Units and DownREIT Units	2,123	2,085	2,192	1,914
Employee stock purchase program	22	25	22	27
2028 Exchangeable Notes	1,984	—	757	—
Dilutive potential common shares	7,016	3,290	4,838	2,933
Denominator for diluted earnings per share - adjusted weighted average shares	618,306	525,138	600,191	507,353

Basic earnings per share	$0.74	$0.24	$1.40	$0.51
Diluted earnings per share	$0.73	$0.24	$1.39	$0.50
The 2028 Exchangeable Notes were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2023 as they were anti-dilutive. The 2029 Exchangeable Notes issued in 2024 were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2024 as they were anti-dilutive.
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

WELLTOWER INC. AND SUBSIDIARIES
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
Investments in Sales-Type Leases - The fair value of sales-type leases is generally estimated by using Level 2 and Level 3 inputs to discount the estimated future cash flows of the lease using rates implicit in the lease, and an estimate of the unguaranteed residual value.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Investments in sales-type leases, net	$469,260	$469,260	$—	$—
Mortgage loans receivable	1,555,962	1,622,078	1,043,252	1,105,260
Other real estate loans receivable	284,491	281,644	318,335	319,905
Cash and cash equivalents	3,564,942	3,564,942	1,993,646	1,993,646
Restricted cash	219,466	219,466	82,437	82,437
Non-real estate loans receivable	247,418	247,911	330,119	312,985
Foreign currency forward contracts, interest rate swaps and cross currency swaps	15,332	15,332	37,118	37,118
Equity warrants	57,037	57,037	35,772	35,772

Financial liabilities:
Senior unsecured notes	$13,295,096	$13,670,516	$13,552,222	$13,249,247
Secured debt	2,468,527	2,466,269	2,183,327	2,144,059
Foreign currency forward contracts, interest rate swaps and cross currency swaps	86,801	86,801	96,023	96,023

Redeemable DownREIT Unitholder interests	$50,007	$50,007	$77,928	$77,928
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

	Fair Value Measurements as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Equity warrants	$57,037	$—	$—	$57,037
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	(71,469)	—	(71,469)	—
Totals	$(14,432)	$—	$(71,469)	$57,037
(1) Please see Note 12 for additional information.
The following table summarizes the change in fair value for equity warrants using unobservable Level 3 inputs for the periods presented (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning balance	$35,772	$30,436
Mark-to-market adjustment	18,791	(5,003)
Foreign currency	2,474	423
Ending balance	$57,037	$25,856
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 9.5% and 11.0% at September 30, 2024 and 2023, respectively.
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets and liabilities in our balance sheet that are measured at fair value on a nonrecurring basis that are not included in the tables above. Assets, liabilities and noncontrolling interests that are measured at fair value on a nonrecurring basis include those acquired, consolidated, exchanged or assumed. Asset impairments (if applicable, see Note 5 for impairments of real property and Note 7 for impairments of loans receivable) are also measured at fair value on a nonrecurring basis. We have determined that the fair value measurements included in each of these assets and liabilities rely primarily on company-specific inputs and our assumptions about the use of the assets and settlement of liabilities, as observable inputs are not available. As such, we have determined that each of these fair value measurements generally resides within Level 3 of the fair value hierarchy. We estimate the fair value of real estate

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
and related intangibles using the income approach and unobservable data such as net operating income and estimated capitalization and discount rates. We also consider local and national industry market data including comparable sales, and commonly engage an external real estate appraiser to assist us in our estimation of fair value. We estimate the fair value of assets held for sale based on current sales price expectations or, in the absence of such price expectations, Level 3 inputs described above. We estimate the fair value of loans receivable using projected payoff valuations based on the expected future cash flows and/or the estimated fair value of collateral, net of sales costs, if the repayment of the loan is expected to be provided solely by the collateral. We estimate the fair value of secured debt assumed in asset acquisitions using current interest rates at which similar borrowings could be obtained on the transaction date.
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

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary information for the reportable segments is as follows (in thousands):

Three Months Ended September 30, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,511,524	$—	$—	$—	$1,511,524
Rental income	—	227,531	202,955	—	430,486
Interest income	16,328	51,866	852	—	69,046
Other income	2,498	1,118	2,040	38,951	44,607
Total revenues	1,530,350	280,515	205,847	38,951	2,055,663

Property operating expenses	1,135,887	9,345	62,778	4,691	1,212,701
Consolidated net operating income (loss)	394,463	271,170	143,069	34,260	842,962

Depreciation and amortization	279,693	57,583	66,503	—	403,779
Interest expense	8,742	90	(573)	130,791	139,050
General and administrative expenses	—	—	—	77,901	77,901
Loss (gain) on derivatives and financial instruments, net	—	(9,906)	—	—	(9,906)
Loss (gain) on extinguishment of debt, net	—	—	—	419	419
Provision for loan losses, net	5,543	(1,345)	(5)	—	4,193
Impairment of assets	20,887	2,534	—	—	23,421
Other expenses	17,914	2,445	(500)	380	20,239
Income (loss) from continuing operations before income taxes and other items	61,684	219,769	77,644	(175,231)	183,866
Income tax (expense) benefit	—	—	—	4,706	4,706
Income (loss) from unconsolidated entities	4,247	(8,680)	395	—	(4,038)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	63	272,334	(131)	—	272,266
Income (loss) from continuing operations	65,994	483,423	77,908	(170,525)	456,800
Net income (loss)	$65,994	$483,423	$77,908	$(170,525)	$456,800

Total assets	$28,900,249	$9,845,405	$7,553,112	$2,654,932	$48,953,698

Three Months Ended September 30, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$1,199,808	$—	$—	$—	$1,199,808
Rental income	—	194,912	189,595	—	384,507
Interest income	2,194	39,928	98	—	42,220
Other income	1,897	1,482	2,265	29,834	35,478
Total revenues	1,203,899	236,322	191,958	29,834	1,662,013

Property operating expenses	918,990	10,044	62,204	4,035	995,273
Consolidated net operating income (loss)	284,909	226,278	129,754	25,799	666,740

Depreciation and amortization	215,195	58,196	65,923	—	339,314
Interest expense	14,358	374	2,313	139,487	156,532
General and administrative expenses	—	—	—	46,106	46,106
Loss (gain) on derivatives and financial instruments, net	—	2,885	—	—	2,885
Loss (gain) on extinguishment of debt, net	—	—	1	—	1
Provision for loan losses, net	384	3,675	—	—	4,059
Impairment of assets	2,400	4,988	—	—	7,388
Other expenses	34,865	1,627	1,117	611	38,220
Income (loss) from continuing operations before income taxes and other items	17,707	154,533	60,400	(160,405)	72,235
Income tax (expense) benefit	—	—	—	(4,584)	(4,584)
Income (loss) from unconsolidated entities	(6,021)	2,056	(66)	—	(4,031)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	71,173	(12)	(59)	—	71,102
Income (loss) from continuing operations	82,859	156,577	60,275	(164,989)	134,722
Net income (loss)	$82,859	$156,577	$60,275	$(164,989)	$134,722

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2024	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$4,265,271	$—	$—	$—	$4,265,271
Rental income	—	590,426	593,523	—	1,183,949
Interest income	37,428	145,183	2,552	—	185,163
Other income	5,861	3,248	7,019	89,777	105,905
Total revenues	4,308,560	738,857	603,094	89,777	5,740,288

Property operating expenses	3,190,140	30,657	186,426	13,688	3,420,911
Consolidated net operating income (loss)	1,118,420	708,200	416,668	76,089	2,319,377

Depreciation and amortization	770,020	181,884	199,783	—	1,151,687
Interest expense	27,254	800	2,455	389,283	419,792
General and administrative expenses	—	—	—	186,784	186,784
Loss (gain) on derivatives and financial instruments, net	—	(18,785)	—	—	(18,785)
Loss (gain) on extinguishment of debt, net	1,711	—	—	419	2,130
Provision for loan losses, net	13,253	(2,874)	(9)	—	10,370
Impairment of assets	65,996	3,150	—	—	69,146
Other expenses	64,395	12,070	440	6,149	83,054
Income (loss) from continuing operations before income taxes and other items	175,791	531,955	213,999	(506,546)	415,199
Income tax (expense) benefit	—	—	—	(2,586)	(2,586)
Income (loss) from unconsolidated entities	(2,546)	(9,219)	4,840	—	(6,925)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	141,726	293,628	8,062	—	443,416
Income (loss) from continuing operations	314,971	816,364	226,901	(509,132)	849,104
Net income (loss)	$314,971	$816,364	$226,901	$(509,132)	$849,104

Nine Months Ended September 30, 2023	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment / Corporate	Total
Resident fees and services	$3,490,942	$—	$—	$—	$3,490,942
Rental income	—	596,247	555,758	—	1,152,005
Interest income	6,840	110,211	284	—	117,335
Other income	7,237	70,057	6,939	43,705	127,938
Total revenues	3,505,019	776,515	562,981	43,705	4,888,220

Property operating expenses	2,687,961	32,365	179,266	12,106	2,911,698
Consolidated net operating income (loss)	817,058	744,150	383,715	31,599	1,976,522

Depreciation and amortization	656,030	167,958	196,383	—	1,020,371
Interest expense	41,981	(436)	9,569	402,158	453,272
General and administrative expenses	—	—	—	134,764	134,764
Loss (gain) on derivatives and financial instruments, net	—	5,095	—	—	5,095
Loss (gain) on extinguishment of debt, net	—	—	7	—	7
Provision for loan losses, net	2,178	5,116	(2)	—	7,292
Impairment of assets	15,029	6,074	—	—	21,103
Other expenses	60,504	4,912	2,311	4,307	72,034
Income (loss) from continuing operations before income taxes and other items	41,336	555,431	175,447	(509,630)	262,584
Income tax (expense) benefit	—	—	—	(11,132)	(11,132)
Income (loss) from unconsolidated entities	(61,055)	9,858	(237)	—	(51,434)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	69,910	436	(665)	—	69,681
Income (loss) from continuing operations	50,191	565,725	174,545	(520,762)	269,699
Net income (loss)	$50,191	$565,725	$174,545	$(520,762)	$269,699

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments are located in the United States, the United Kingdom and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Revenues:	Amount	%	Amount	%	Amount(1)	%	Amount	%
United States	$1,745,893	84.9%	$1,384,381	83.2%	$4,822,963	84.0%	$4,072,915	83.3%
United Kingdom	174,337	8.5%	153,765	9.3%	499,109	8.7%	455,669	9.3%
Canada	135,433	6.6%	123,867	7.5%	418,216	7.3%	359,636	7.4%
Total	$2,055,663	100.0%	$1,662,013	100.0%	$5,740,288	100.0%	$4,888,220	100.0%

	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Resident Fees and Services:	Amount	%	Amount	%	Amount(1)	%	Amount	%
United States	$1,255,020	83.0%	$967,360	80.7%	$3,501,168	82.1%	$2,806,301	80.4%
United Kingdom	125,581	8.3%	111,947	9.3%	360,254	8.4%	334,544	9.6%
Canada	130,923	8.7%	120,501	10.0%	403,849	9.5%	350,097	10.0%
Total	$1,511,524	100.0%	$1,199,808	100.0%	$4,265,271	100.0%	$3,490,942	100.0%

	As of
	September 30, 2024		December 31, 2023
Assets:	Amount	%	Amount	%
United States	$40,861,259	83.4%	$36,929,186	83.9%
United Kingdom	4,930,587	10.1%	3,587,230	8.2%
Canada	3,161,852	6.5%	3,495,750	7.9%
Total	$48,953,698	100.0%	$44,012,166	100.0%
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
Income taxes reflected in the financial statements primarily represents U.S. federal, state and local income taxes as well as non-U.S. income based or withholding taxes on certain investments located in jurisdictions outside the U.S. The provision for income taxes for the nine months ended September 30, 2024 and 2023 was primarily due to operating income or losses, offset by certain discrete items at our TRS entities. In 2014, we established certain wholly-owned direct and indirect subsidiaries in Luxembourg and Jersey and transferred interests in certain foreign investments into this holding company structure. The structure includes a property holding company that is tax resident in the United Kingdom. No material adverse current tax consequences in Luxembourg, Jersey or the United Kingdom resulted from the creation of this holding company structure and most of the subsidiary entities in the structure are treated as disregarded entities of the company for U.S. federal income tax purposes. Subsequent to 2014, we transferred certain subsidiaries to the United Kingdom, while some wholly-owned direct and indirect subsidiaries remain in Luxembourg and Jersey. We reflect current and deferred tax liabilities for any such withholding

WELLTOWER INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
taxes incurred from this holding company structure in its consolidated financial statements. Generally, given current statutes of limitations, we are subject to audit by the foreign, federal, state and local taxing authorities under applicable local laws.
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

	September 30, 2024	December 31, 2023
Assets:
Net real estate investments	$3,881,149	$3,277,741
Cash and cash equivalents	15,986	19,529
Receivables and other assets	118,179	43,513
Total assets (1)	$4,015,314	$3,340,783

Liabilities and equity:
Secured debt	$513,724	$76,507
Lease liabilities	2,537	2,539
Accrued expenses and other liabilities	20,555	13,850
Total equity	3,478,498	3,247,887
Total liabilities and equity	$4,015,314	$3,340,783
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and the VIE's creditors do not have recourse to Welltower.
We recognized revenues from consolidated VIEs in the aggregate of $100,951,000 and $297,866,000 for the three and nine months ended September 30, 2024, and $48,885,000 and $139,619,000 for the same periods in 2023, respectively.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.701% as of September 30, 2024. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the three months ended September 30, 2024 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI (1)	NOI	Properties
Seniors Housing Operating	$394,463	48.8%	1,008
Triple-net	271,170	33.5%	606
Outpatient Medical	143,069	17.7%	371
Totals	$808,702	100.0%	1,985

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
For the nine months ended September 30, 2024, resident fees and services and rental income represented 74% and 21%, respectively, of total revenues. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
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
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program. At September 30, 2024, we had $3,564,942,000 of cash and cash equivalents, $219,466,000 of restricted cash and $5,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital The following summarizes key capital transactions that occurred during the nine months ended September 30, 2024:
•In April 2024, we entered into the ATM Program (as defined below) pursuant to which we may offer and sell up to $3,500,000,000 of common stock of Welltower from time to time. Our prior equity distribution agreement dated February 15, 2024, allowing us to sell up to $3,500,000,000 aggregate amount of our common stock, was terminated. During the nine months ended September 30, 2024, we sold 53,547,363 shares of common stock under our current and previous ATM Programs generating gross proceeds of approximately $5,288,418,000.
•In January 2024, we repaid our $400,000,000 4.5% senior unsecured notes at maturity. In March 2024, we repaid our $950,000,000 3.625% senior unsecured notes at maturity.
•In July 2024, we closed on an expanded $5,000,000,000 unsecured revolving credit facility, which replaced our $4,000,000,000 existing line of credit. The new facility is comprised of a $3,000,000,000 revolving line of credit maturing in June 2028 that can be extended for an additional year and a $2,000,000,000 revolving line of credit maturing in June 2029. The revolving lines of credit will bear interest at a borrowing rate of 0.725% over the adjusted SOFR rate and includes an annual facility fee of 0.125%.
•In July 2024, Welltower OP issued $1,035,000,000 aggregate principal amount of 3.125% exchangeable senior unsecured notes maturing July 15, 2029 (the "2029 Exchangeable Notes") unless earlier exchanged, purchased or redeemed. The 2029 Exchangeable Notes will pay interest semi-annually in arrears on January 15 and July 15 of each year.
•In August 2024, we increased the size of the commercial paper program to $2,000,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
•During the nine months ended September 30, 2024, we extinguished $323,805,000 of secured debt at a blended average interest rate of 6.69% and disposed $164,640,000 of secured debt at a blended average interest rate of 4.64%.
•During the three months ended September 30, 2024, we assumed $896,705,000 of secured debt at a blended average interest rate of 4.01%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the nine months ended September 30, 2024 (dollars in thousands):

	Properties	Book Amount (1)	Capitalization Rates (2)
Seniors Housing Operating	53	$1,790,137	5.6%
Triple-net	46	1,014,685	11.9%
Outpatient Medical	1	46,834	7.7%
Totals	100	$2,851,656	5.8%

(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our unaudited consolidated financial statements for additional information.

(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the nine months ended September 30, 2024 (dollars in thousands):

	Properties	Proceeds (1)	Book Amount (2)	Capitalization Rates (3)
Seniors Housing Operating(4)	27	$508,774	$366,255	4.4%
Triple-net(5)	1	21,509	170	—%
Outpatient Medical(4)	3	49,817	42,761	6.8%
Totals	31	$580,100	$409,186	4.5%

(1) Represents net proceeds received upon disposition, excluding non-cash consideration.
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
(5) Excludes $376,695,000 of net real property derecognized related to 15 properties upon the reclassification of two leases from operating to sales-type (see Note 6 for additional details).
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
Dividends Our Board of Directors declared a cash dividend for the quarter ended September 30, 2024 of $0.67 per share. On November 21, 2024, we will pay our 214th consecutive quarterly cash dividend to stockholders of record on November 13, 2024.
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2023	2023	2023	2023
Net income (loss)	$456,800	$260,670	$131,634	$88,440	$134,722	$106,342	$28,635
NICS	449,849	254,714	127,146	83,911	127,470	103,040	25,673
FFO	635,817	493,773	556,703	491,859	419,124	466,182	386,062
NOI	842,962	713,587	762,828	713,697	666,740	706,806	602,976
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2023	2023	2023	2023
Net debt to book capitalization ratio	28%	27%	29%	34%	36%	38%	40%
Net debt to undepreciated book capitalization ratio	23%	22%	24%	28%	29%	31%	32%
Net debt to enterprise value ratio	13%	15%	17%	21%	23%	25%	28%

Interest coverage ratio	6.83x	5.59x	4.29x	3.79x	3.88x	3.81x	3.44x
Fixed charge coverage ratio	6.37x	5.21x	3.98x	3.52x	3.60x	3.51x	3.13x
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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2023	2023	2023	2023
Property mix:(1)
Seniors Housing Operating	49%	54%	47%	43%	45%	40%	42%
Triple-net	34%	26%	35%	37%	35%	42%	37%
Outpatient Medical	17%	20%	18%	20%	20%	18%	21%

Relationship mix: (1)
Cogir Management Corporation	7%	8%	8%	6%	4%	3%	4%
Integra Healthcare Properties	6%	8%	7%	8%	8%	8%	9%
Sunrise Senior Living	5%	6%	5%	5%	5%	7%	6%
Avery Healthcare	4%	5%	5%	5%	4%	3%	3%
Oakmont Management Group	4%	5%	4%	4%	4%	3%	3%
Remaining relationships	74%	68%	71%	72%	75%	76%	75%

Geographic mix:(1)
California	11%	13%	11%	11%	11%	11%	13%
United Kingdom	10%	10%	10%	9%	9%	8%	10%
Texas	8%	9%	8%	8%	8%	7%	8%
Florida	8%	9%	8%	8%	5%	4%	5%
Canada	6%	7%	7%	7%	6%	5%	6%
Remaining geographic areas	57%	52%	56%	57%	61%	65%	58%

(1) Excludes our share of investments in unconsolidated entities and non-segment/corporate NOI. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.

Operating Lease Expirations The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of September 30, 2024 (dollars in thousands):

	Expiration Year (1)
	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033	Thereafter
Triple-net:
Properties	—	16	10	1	5	4	19	5	155	42	322
Base rent (2)	$—	$8,016	$12,630	$1,259	$6,566	$1,083	$41,397	$11,074	$102,681	$59,482	$431,884
% of base rent	—%	1.2%	1.9%	0.2%	1.0%	0.2%	6.1%	1.6%	15.2%	8.8%	63.8%
Units/beds	—	521	1,557	80	616	219	2,043	423	9,226	3,267	37,667
% of units/beds	—%	0.9%	2.8%	0.1%	1.1%	0.4%	3.7%	0.8%	16.6%	5.9%	67.7%

Outpatient Medical:
Square feet	991,135	1,132,045	1,368,075	1,528,272	1,535,925	1,520,877	1,355,760	1,600,965	1,694,050	1,187,186	5,767,000
Base rent (2)	$29,047	$35,608	$38,819	$46,527	$43,641	$45,077	$40,585	$46,429	$51,192	$31,598	$167,961
% of base rent	5.0%	6.2%	6.7%	8.1%	7.6%	7.8%	7.0%	8.1%	8.9%	5.5%	29.1%
Leases	188	256	237	262	266	205	125	104	172	101	280
% of leases	8.6%	11.7%	10.8%	11.9%	12.1%	9.3%	5.7%	4.7%	7.8%	4.6%	12.8%

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
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	$	%
Cash, cash equivalents and restricted cash at beginning of period	$2,076,083	$722,292	$1,353,791	187%
Cash provided from (used in) operating activities	1,697,209	1,231,359	465,850	38%
Cash provided from (used in) investing activities	(3,309,218)	(2,563,554)	(745,664)	(29)%
Cash provided from (used in) financing activities	3,315,287	3,311,103	4,184	—%
Effect of foreign currency translation	5,047	(14,489)	19,536	135%
Cash, cash equivalents and restricted cash at end of period	$3,784,408	$2,686,711	$1,097,697	41%
Operating Activities Please see "Results of Operations" for discussion of net income fluctuations. For the nine months ended September 30, 2024 and 2023, cash flows provided from operations exceeded cash distributions to stockholders.
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

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	$	%
New development	$632,511	$730,712	$(98,201)	-13%
Recurring capital expenditures, tenant improvements and lease commissions	199,861	127,633	72,228	57%
Renovations, redevelopments and other capital improvements	338,891	206,457	132,434	64%
Total	$1,171,263	$1,064,802	$106,461	10%
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
Off-Balance Sheet Arrangements
At September 30, 2024, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At September 30, 2024, we had 20 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our unaudited consolidated financial statements for additional information.
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of September 30, 2024 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Senior unsecured notes and term credit facilities: (1)
U.S. Dollar senior unsecured notes	$10,620,000	$—	$1,950,000	$2,285,000	$6,385,000
Canadian Dollar senior unsecured notes (2)	221,970	—	—	221,970	—
Pounds Sterling senior unsecured notes (2)	1,406,790	—	—	736,890	669,900
U.S. Dollar term credit facility	1,010,000	—	10,000	1,000,000	—
Canadian Dollar term credit facility (2)	184,975	—	—	184,975	—
Secured debt: (1,2)
Consolidated	2,581,878	96,016	510,785	606,507	1,368,570
Unconsolidated	870,888	98,880	545,788	100,788	125,432
Contractual interest obligations: (3)
Senior unsecured notes and term loans (2)	3,328,995	174,199	948,908	719,559	1,486,329
Consolidated secured debt (2)	636,414	27,860	186,563	134,767	287,224
Unconsolidated secured debt (2)	51,502	7,748	25,668	10,225	7,861
Financing lease liabilities (4)	427,281	1,087	9,405	9,299	407,490
Operating lease liabilities (4)	945,715	5,131	34,006	32,963	873,615
Purchase obligations (5)	868,203	295,683	558,390	401	13,729
Total contractual obligations	$23,154,611	$706,604	$4,779,513	$6,043,344	$11,625,150

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
(5) See Note 13 to our unaudited consolidated financial statements for additional information. Excludes amounts related to asset acquisitions under contract that have not yet closed as of September 30, 2024, including the acquisitions described in Note 3.

Capital Structure
Please refer to "Credit Strength" above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of September 30, 2024, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings.

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
On April 1, 2022, Welltower and Welltower OP jointly filed with the Securities and Exchange Commission (the "SEC") an open-ended automatic or “universal” shelf registration statement on Form S-3 (the "Shelf Form S-3") covering an indeterminate amount of future offerings of Welltower's debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. On April 1, 2022, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan ("DRIP") under which it may issue up to 15,000,000 shares of common stock. On May 3, 2023, Welltower and Welltower OP filed post-effective amendment no. 1 to the Shelf Form S-3 pursuant to which Welltower OP expressly adopted the Shelf Form S-3 as its own registration statement following its statutory conversion from a corporation to a limited liability company. As of October 25, 2024, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement.
On April 30, 2024, Welltower and Welltower OP entered into an equity distribution agreement (the "EDA") with (i) Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BOK Financial Securities, Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Citizens JMP Securities, LLC, Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Loop Capital Markets LLC, Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, Regions Securities LLC, Robert W. Baird & Co. Incorporated, Scotia Capital (USA) Inc., Synovus Securities, Inc., TD Securities (USA) LLC, Truist Securities, Inc. and Wells Fargo Securities, LLC as sales agents and forward sellers and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $3,500,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the "ATM Program"). The ATM Program also allows Welltower to enter into forward sale agreements. As of October 25, 2024, we had approximately $696,822,000 of remaining capacity under the ATM Program and there were no outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
In connection with the filing of the Shelf Form S-3, Welltower also filed with the SEC a prospectus supplement that will continue an offering that was previously covered by a prior registration statement relating to the registration of up to 475,327 shares of common stock of Welltower Inc. (the "DownREIT II Shares") that may be issued from time to time if, and to the extent that, certain holders of Class A units (the "DownREIT II Units") of HCN G&L DownREIT II LLC, a Delaware limited liability company (the "DownREIT II"), tender such DownREIT II Units for redemption by the DownREIT II, and HCN DownREIT Member, LLC, a majority-owned indirect subsidiary of Welltower (including its permitted successors and assigns, the "Managing Member"), or a designated affiliate of the Managing Member, elects to assume the redemption obligations of the DownREIT II and to satisfy all or a portion of the redemption consideration by issuing DownREIT II Shares to the holders instead of or in addition to paying a cash amount. On July 22, 2022, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 300,026 shares of common stock of Welltower Inc. that may be issued from time to time if, and to the extent that, certain holders of Class A Common Units (the "OP Units") of Welltower OP tender the OP Units for redemption by Welltower OP, and Welltower Inc. elects to assume the redemption obligations of Welltower OP and to satisfy all or a portion of the redemption consideration by issuing shares of its common stock to the holders instead of or in addition to paying a cash amount. On October 8, 2024, Welltower filed with the SEC a prospectus supplement relating to the registration of up to 23,471,419 shares of common stock of Welltower Inc. (the "Exchanged Shares") that may, under certain circumstances, be issuable upon exchange of 2.750% exchangeable senior notes due 2028 or 3.125% Exchangeable Senior Notes due 2029 of Welltower OP and the resale from time to time by the recipients of the Exchanged Shares.
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our unaudited consolidated financial statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.701% owned by Welltower as of September 30, 2024. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities, or operations other than financing activities and their investments in non-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
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

	Three Months Ended				Change			Nine Months Ended				Change
	September 30,							September 30,
	2024		2023		Amount		%	2024		2023		Amount		%
Net income (loss)	$456,800		$134,722		$322,078		239%	$849,104		$269,699		$579,405		215%
NICS	449,849		127,470		322,379		253%	831,709		256,183		575,526		225%
FFO	635,817		419,124		216,693		52%	1,686,293		1,271,368		414,925		33%
EBITDA	994,923		635,152		359,771		57%	2,423,169		1,754,474		668,695		38%
NOI	842,962		666,740		176,222		26%	2,319,377		1,976,522		342,855		17%
SSNOI	539,909		482,198		57,711		12%	1,472,719		1,330,919		141,800		11%

Per share data (fully diluted):
NICS	$0.73		$0.24		$0.49		204%	$1.39		$0.50		$0.89		178%
FFO	$1.03		$0.80		$0.23		29%	$2.81		$2.51		$0.30		12%

Interest coverage ratio	6.83	x	3.88	x	2.95	x	76%	5.55	x	3.72	x	1.83	x	49%
Fixed charge coverage ratio	6.37	x	3.60	x	2.77	x	77%	5.17	x	3.42	x	1.75	x	51%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2024	2023	$	%	2024	2023	$	%
Revenues:
Resident fees and services	$1,511,524	$1,199,808	$311,716	26%	$4,265,271	$3,490,942	$774,329	22%
Interest income	16,328	2,194	14,134	644%	37,428	6,840	30,588	447%
Other income	2,498	1,897	601	32%	5,861	7,237	(1,376)	(19)%
Total revenues	1,530,350	1,203,899	326,451	27%	4,308,560	3,505,019	803,541	23%
Property operating expenses	1,135,887	918,990	216,897	24%	3,190,140	2,687,961	502,179	19%
NOI (1)	394,463	284,909	109,554	38%	1,118,420	817,058	301,362	37%
Other expenses:
Depreciation and amortization	279,693	215,195	64,498	30%	770,020	656,030	113,990	17%
Interest expense	8,742	14,358	(5,616)	(39)%	27,254	41,981	(14,727)	(35)%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	1,711	—	1,711	n/a
Provision for loan losses, net	5,543	384	5,159	n/a	13,253	2,178	11,075	508%
Impairment of assets	20,887	2,400	18,487	770%	65,996	15,029	50,967	339%
Other expenses	17,914	34,865	(16,951)	(49)%	64,395	60,504	3,891	6%
	332,779	267,202	65,577	25%	942,629	775,722	166,907	22%

Income (loss) from continuing operations before income taxes and other items	61,684	17,707	43,977	248%	175,791	41,336	134,455	325%
Income (loss) from unconsolidated entities	4,247	(6,021)	10,268	171%	(2,546)	(61,055)	58,509	96%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	63	71,173	(71,110)	(100)%	141,726	69,910	71,816	103%
Income (loss) from continuing operations	65,994	82,859	(16,865)	(20)%	314,971	50,191	264,780	528%
Net income (loss)	65,994	82,859	(16,865)	(20)%	314,971	50,191	264,780	528%
Less: Net income (loss) attributable to noncontrolling interests	(465)	1,208	(1,673)	(138)%	(1,909)	(4,981)	3,072	62%
Net income (loss) attributable to common stockholders	$66,459	$81,651	$(15,192)	(19)%	$316,880	$55,172	$261,708	474%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Resident fees and services and property operating expenses increased for the three and nine month periods ended September 30, 2024 compared to the same periods in the prior year primarily due to acquisitions and construction conversions outpacing dispositions during 2023 and year to date 2024, as well as the conversion of Triple-net properties to Seniors Housing Operating RIDEA structures in the second and third quarters of 2024. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase from prior year. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2023	79.0%	79.6%	80.7%	82.2%
2024	82.5%	82.8%	83.8%

(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
Interest income increased for the three and nine month periods ended September 30, 2024 compared to the same periods in the prior year primarily due to an increase in third party real estate loans in connection with the various transactions that occurred during 2023 and year to date 2024. The provisions for loan losses will fluctuate based on our third party loan activity.
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2024	2023	$	%	2024	2023	$	%
SSNOI (1)	$277,912	$229,596	$48,316	21.0%	$720,750	$604,928	$115,822	19.1%
(1) For the QTD Pool and YTD Pool, amounts relate to 620 and 547 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Depreciation and amortization expense fluctuates as a result of acquisitions, dispositions and transitions. To the extent that we acquire, develop or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the nine months ended September 30, 2024, we recorded $65,996,000 of impairment charges related to fourteen properties. During the nine months ended September 30, 2023, we recorded impairment charges of $15,029,000 related to six properties.
Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. In April 2024, we reached an agreement to transition 89 Atria Senior Living properties to six of our existing operating partners. In conjunction with the termination of the property management agreements, we recognized $26 million within other expenses on our Consolidated Statements of Comprehensive Income during the second quarter in excess of amounts already accrued. As of September 30, 2024, we have transitioned operations for all 89 properties.
Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices which are further discussed in Note 5 to our unaudited consolidated financial statements.
During the nine months ended September 30, 2024, we completed construction conversions representing $462,246,000 or $379,824 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions (dollars in thousands):

As of September 30, 2024
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2024	6	1,171	$44,253	$366,086
2025	12	2,251	214,528	484,445
2026	6	1,102	224,945	71,929
TBD(2)	5			67,332
Total	29			$989,792

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
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$1,550,164	$2,094,793	$1,955,048	$1,701,939
Debt transferred	27,084	—	27,084	—
Debt issued	836	7,907	3,708	381,369
Debt assumed	364,130	270,352	364,130	297,282
Debt extinguished	—	(284,748)	(196,939)	(288,063)
Debt disposed(1)	—	—	(164,640)	—
Principal payments	(9,597)	(11,288)	(29,580)	(36,292)
Foreign currency	6,070	(20,969)	(20,124)	(188)
Ending balance	$1,938,687	$2,056,047	$1,938,687	$2,056,047

Ending weighted average interest	4.44%	4.83%	4.44%	4.83%

(1) Please see Note 5 for additional information.
The majority of our Seniors Housing Operating properties are formed through partnership interests. Income (loss) from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Income (loss) from unconsolidated entities during the nine months ended September 30, 2023 includes an impairment charge of $28,708,000 related to an unconsolidated management company. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Triple-net
The following is a summary of our results of operations for the Triple-net segment (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2024	2023	$	%	2024	2023	$	%
Revenues:
Rental income	$227,531	$194,912	$32,619	17%	$590,426	$596,247	$(5,821)	(1)%
Interest income	51,866	39,928	11,938	30%	145,183	110,211	34,972	32%
Other income	1,118	1,482	(364)	(25)%	3,248	70,057	(66,809)	(95)%
Total revenues	280,515	236,322	44,193	19%	738,857	776,515	(37,658)	(5)%
Property operating expenses	9,345	10,044	(699)	(7)%	30,657	32,365	(1,708)	(5)%
NOI (1)	271,170	226,278	44,892	20%	708,200	744,150	(35,950)	(5)%
Other expenses:
Depreciation and amortization	57,583	58,196	(613)	(1)%	181,884	167,958	13,926	8%
Interest expense	90	374	(284)	(76)%	800	(436)	1,236	283%
Loss (gain) on derivatives and financial instruments, net	(9,906)	2,885	(12,791)	(443)%	(18,785)	5,095	(23,880)	(469)%
Provision for loan losses, net	(1,345)	3,675	(5,020)	(137)%	(2,874)	5,116	(7,990)	(156)%
Impairment of assets	2,534	4,988	(2,454)	(49)%	3,150	6,074	(2,924)	(48)%
Other expenses	2,445	1,627	818	50%	12,070	4,912	7,158	146%
	51,401	71,745	(20,344)	(28)%	176,245	188,719	(12,474)	(7)%
Income (loss) from continuing operations before income taxes and other items	219,769	154,533	65,236	42%	531,955	555,431	(23,476)	(4)%
Income (loss) from unconsolidated entities	(8,680)	2,056	(10,736)	(522)%	(9,219)	9,858	(19,077)	(194)%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	272,334	(12)	272,346	n/a	293,628	436	293,192	n/a
Income (loss) from continuing operations	483,423	156,577	326,846	209%	816,364	565,725	250,639	44%
Net income (loss)	483,423	156,577	326,846	209%	816,364	565,725	250,639	44%
Less: Net income (loss) attributable to noncontrolling interests	5,523	5,686	(163)	(3)%	16,494	17,776	(1,282)	(7)%
Net income attributable to common stockholders	$477,900	$150,891	$327,009	217%	$799,870	$547,949	$251,921	46%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
The increase in rental income for the three months ended September 30, 2024 was primarily due to acquisitions, partially offset by the transition of Triple-net properties to Seniors Housing Operating structures during the second and third quarter of 2024, as well as annual rent increases.
The decrease in rental income for the nine months ended September 30, 2024 was primarily due to the write-off of straight-line receivable and unamortized lease incentive balances of $97,674,000, related to leases for which the collection of substantially all contractual lease payments was no longer deemed probable due primarily to agreements reached to convert Triple-net properties to Seniors Housing Operating RIDEA structures, partially offset by increases in rent due to acquisitions and annual rent increases. For the nine months ended September 30, 2024, we had leases with rental rate increases ranging from 0.05% to 20.05% in our Triple-net portfolio. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase.
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
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2024	2023	$	%	2024	2023	$	%
SSNOI (1)	$134,513	$128,789	$5,724	4.4%	$390,178	$371,950	$18,228	4.9%
(1) For the QTD Pool and YTD Pool, amounts relate to 458 and 450 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.
Depreciation and amortization expense fluctuates as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the nine months ended September 30, 2024, we recorded an impairment charge of $3,150,000 related to two properties. During the nine months ended September 30, 2023, we recorded impairment charges of $6,074,000 related to two properties. Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions.
Changes in the gain (loss) on real estate dispositions and acquisitions of controlling interests, net were related to the volume and timing and price of related transactions. During the quarter ended September 30, 2024, the Company, which held a 25% minority interest in an existing joint venture that owned 39 properties subject to triple-net leases with two tenants, acquired the remaining beneficial interest for $205,029,000 in cash, net of cash and restricted cash acquired. We evaluated the acquisition and determined that the entity meets the criteria of a variable interest entity ("VIE"). We consolidated the joint venture upon acquisition of the beneficial interests and recorded a gain on change of control of interests of $179,770,000 in gain (loss) on real estate dispositions and acquisitions of controlling interests, net on the Consolidated Statements of Comprehensive Income.
Additionally, on September 30, 2024, we reached agreements with our tenant to sell 15 properties, which are included in two master leases previously classified as operating leases. As a result of the agreement to sell the properties, the two leases were classified as sales-type leases and $92,593,000 was recognized in gain (loss) on real estate dispositions and acquisitions of controlling interests, net.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$37,787	$38,723	$38,260	$39,179
Debt transferred	(27,084)	—	(27,084)	—
Debt assumed	532,575	—	532,575	—
Principal payments	(76)	(228)	(549)	(684)
Ending balance	$543,202	$38,495	$543,202	$38,495

Ending weighted average interest	4.01%	4.39%	4.01%	4.39%
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
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2024	2023	$	%	2024	2023	$	%
Revenues:
Rental income	$202,955	$189,595	$13,360	7%	$593,523	$555,758	$37,765	7%
Interest income	852	98	754	769%	2,552	284	2,268	799%
Other income	2,040	2,265	(225)	(10)%	7,019	6,939	80	1%
Total revenues	205,847	191,958	13,889	7%	603,094	562,981	40,113	7%
Property operating expenses	62,778	62,204	574	1%	186,426	179,266	7,160	4%
NOI (1)	143,069	129,754	13,315	10%	416,668	383,715	32,953	9%
Other expenses:
Depreciation and amortization	66,503	65,923	580	1%	199,783	196,383	3,400	2%
Interest expense	(573)	2,313	(2,886)	(125)%	2,455	9,569	(7,114)	(74)%
Loss (gain) on extinguishment of debt, net	—	1	(1)	(100)%	—	7	(7)	(100)%
Provision for loan losses, net	(5)	—	(5)	n/a	(9)	(2)	(7)	(350)%
Other expenses	(500)	1,117	(1,617)	(145)%	440	2,311	(1,871)	(81)%
	65,425	69,354	(3,929)	(6)%	202,669	208,268	(5,599)	(3)%
Income (loss) from continuing operations before income taxes and other items	77,644	60,400	17,244	29%	213,999	175,447	38,552	22%
Income (loss) from unconsolidated entities	395	(66)	461	698%	4,840	(237)	5,077	n/a
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	(131)	(59)	(72)	(122)%	8,062	(665)	8,727	n/a
Income (loss) from continuing operations	77,908	60,275	17,633	29%	226,901	174,545	52,356	30%
Net income (loss)	77,908	60,275	17,633	29%	226,901	174,545	52,356	30%
Less: Net income (loss) attributable to noncontrolling interests	609	636	(27)	(4)%	475	1,627	(1,152)	(71)%
Net income (loss) attributable to common stockholders	$77,299	$59,639	$17,660	30%	$226,426	$172,918	$53,508	31%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
Rental income has increased due primarily to acquisitions and construction conversions that occurred during 2023 and year to date in 2024. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the nine months ended September 30, 2024, our consolidated Outpatient Medical portfolio signed 314,579 square feet of new leases and 1,536,738 square feet of renewals. The weighted-average term of these leases was 8 years, with a rate of $42.01 per square foot and tenant improvement and lease commission costs of $31.84 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 5.0%.
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
The following is a summary of our SSNOI at Welltower's share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2024	2023	$	%	2024	2023	$	%
SSNOI (1)	$127,484	$123,813	$3,671	3.0%	$361,791	$354,041	$7,750	2.2%
(1) For the QTD Pool and YTD, amounts relate to 412 and 381 same store properties, respectively. Please see "Non-GAAP Financial Measures" below for additional information and reconciliations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
During the nine months ended September 30, 2024, we completed construction conversions representing $162,699,000 or $641 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects in process, excluding expansions (dollars in thousands):

As of September 30, 2024
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2024	5	345,629	$55,123	$179,195
2025	5	355,794	107,913	94,415
TBD(1)	1			33,912
Total	11			$307,522

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Beginning balance	$212,733	$363,075	$229,137	$388,836
Debt assumed	—	—	—	46,741
Debt extinguished	(112,000)	(40,137)	(126,866)	(109,318)
Principal payments	(744)	(1,349)	(2,282)	(4,670)
Ending balance	$99,989	$321,589	$99,989	$321,589

Ending weighted average interest	4.19%	4.87%	4.19%	4.87%
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
The following is a summary of our results of operations for the Non-Segment/Corporate activities for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2024	2023	$	%	2024	2023	$	%
Revenues:
Other income	$38,951	$29,834	$9,117	31%	$89,777	$43,705	$46,072	105%
Total revenues	38,951	29,834	9,117	31%	89,777	43,705	46,072	105%
Property operating expenses	4,691	4,035	656	16%	13,688	12,106	1,582	13%
Consolidated net operating income (loss) (1)	34,260	25,799	8,461	33%	76,089	31,599	44,490	141%
Expenses:
Interest expense	130,791	139,487	(8,696)	(6)%	389,283	402,158	(12,875)	(3)%
General and administrative expenses	77,901	46,106	31,795	69%	186,784	134,764	52,020	39%
Loss (gain) on extinguishment of debt, net	419	—	419	n/a	419	—	419	n/a
Other expenses	380	611	(231)	(38)%	6,149	4,307	1,842	43%
	209,491	186,204	23,287	13%	582,635	541,229	41,406	8%
Income (loss) from continuing operations before income taxes and other items	(175,231)	(160,405)	(14,826)	(9)%	(506,546)	(509,630)	3,084	1%
Income tax benefit (expense)	4,706	(4,584)	9,290	203%	(2,586)	(11,132)	8,546	77%
Income (loss) from continuing operations	(170,525)	(164,989)	(5,536)	(3)%	(509,132)	(520,762)	11,630	2%
Net income (loss)	(170,525)	(164,989)	(5,536)	(3)%	(509,132)	(520,762)	11,630	2%
Less: Net income (loss) attributable to noncontrolling interests	1,284	(278)	1,562	562%	2,335	(906)	3,241	358%
Net income (loss) attributable to common stockholders	$(171,809)	$(164,711)	$(7,098)	(4)%	$(511,467)	$(519,856)	$8,389	2%

(1) See "Non-GAAP Financial Measures" below for additional information and reconciliations.
The increase in other income for nine month periods ended September 30, 2024 is primarily due to interest earned on deposits. Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-Segment/Corporate interest expense for the periods presented (dollars in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2024	2023	$	%	2024	2023	$	%
Senior unsecured notes	$122,059	$133,173	$(11,114)	(8)%	$368,231	$379,438	$(11,207)	(3)%
Unsecured credit facility and commercial paper program	1,597	1,552	45	3%	4,665	5,425	(760)	(14)%
Loan expense	7,135	4,762	2,373	50%	16,387	17,295	(908)	(5)%
Totals	$130,791	$139,487	$(8,696)	(6)%	$389,283	$402,158	$(12,875)	(3)%
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
General and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2024 and 2023 were 3.25% and 2.76%, respectively. During the three months ended September 30, 2024, we recognized $29,838,000 as a cumulative catch up of stock compensation expense due to the change in the probability of achievement of specific performance goals related to special non-recurring performance-based stock option and restricted stock awards granted in December 2021 and January 2022. Please refer to Note 15 to our unaudited consolidated financial statements for additional information. The additional increase in general and administrative expenses during the nine months ended September 30, 2024 was driven by compensation costs associated with increased employee headcount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Other
Non-GAAP Financial Measures
We believe that net income and net income attributable to common stockholders, as defined by U.S. GAAP, are the most appropriate earnings measurements. However, we consider FFO, NOI, SSNOI, EBITDA and Adjusted EBITDA to be useful supplemental measures of our operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts ("NAREIT") created funds from operations attributable to common stockholders ("FFO") as a supplemental measure of operating performance for REITs that excludes historical cost depreciation from net income. FFO, as defined by NAREIT, means NICS, computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and acquisitions of controlling interests, and impairment of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated entities and noncontrolling interests.
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
EBITDA is defined as earnings (net income) before interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding unconsolidated entities and including adjustments for stock-based compensation expense, provision for loan losses, gains/losses on extinguishment of debt, gains/losses on disposition of properties and acquisitions of controlling interests, impairment of assets, gains/losses on derivatives and financial instruments, other expenses, other impairment charges and other adjustments as deemed appropriate. We believe that EBITDA and Adjusted EBITDA, along with net income, are important supplemental measures because they provide additional information to assess and evaluate the performance of our operations. We primarily use these measures to determine our interest coverage ratio, which represents EBITDA and Adjusted EBITDA divided by total interest, and our fixed charge coverage ratio, which represents EBITDA and Adjusted EBITDA divided by fixed charges. Fixed charges include total interest and secured debt principal amortization. Covenants in our unsecured senior notes and primary credit facility contain financial ratios based on a definition of EBITDA and Adjusted EBITDA that is specific to those agreements. Our leverage ratios are defined as the proportion of net debt to total capitalization and include book capitalization, undepreciated book capitalization and enterprise value. Book capitalization represents the sum of net debt (defined as total long-term debt, excluding operating lease liabilities, less cash and cash

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
equivalents and restricted cash), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Enterprise value represents book capitalization adjusted for the fair market value of our common stock.
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
The tables below reflect the reconciliation of FFO to NICS, the most directly comparable U.S. GAAP measure, for the periods presented. Noncontrolling interest and unconsolidated entity amounts represent adjustments to reflect our share of depreciation and amortization, gains/loss on real estate dispositions and acquisitions of controlling interests, and impairment of assets. Amounts are in thousands except for per share data.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
FFO Reconciliation:	2024	2024	2024	2023	2023	2023	2023
Net income (loss) attributable to common stockholders	$449,849	$254,714	$127,146	$83,911	$127,470	$103,040	$25,673
Depreciation and amortization	403,779	382,045	365,863	380,730	339,314	341,945	339,112
Impairment of assets	23,421	2,394	43,331	14,994	7,388	1,086	12,629
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(272,266)	(166,443)	(4,707)	1,783	(71,102)	2,168	(747)
Noncontrolling interests	(5,801)	(6,348)	(11,996)	(11,436)	(8,789)	(12,841)	(13,327)
Unconsolidated entities	36,835	27,411	37,066	21,877	24,843	30,784	22,722
FFO	$635,817	$493,773	$556,703	$491,859	$419,124	$466,182	$386,062

Average diluted shares outstanding	618,306	604,563	577,530	552,380	525,138	501,970	494,494

Per diluted share data:
Net income attributable to common stockholders(1)	$0.73	$0.42	$0.22	$0.15	$0.24	$0.20	$0.05
FFO	$1.03	$0.82	$0.96	$0.89	$0.80	$0.93	$0.78

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.

	Nine Months Ended
	September 30,
FFO Reconciliations:	2024	2023
Net income (loss) attributable to common stockholders	$831,709	$256,183
Depreciation and amortization	1,151,687	1,020,371
Impairment of assets	69,146	21,103
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(443,416)	(69,681)
Noncontrolling interests	(24,145)	(34,957)
Unconsolidated entities	101,312	78,349
FFO	$1,686,293	$1,271,368

Average diluted common shares outstanding:	600,191	507,353

Per diluted share data:
Net income attributable to common stockholders(1)	$1.39	$0.50
FFO	$2.81	$2.51

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The tables below reflect the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
NOI Reconciliations:	2024	2024	2024	2023	2023	2023	2023
Net income (loss)	$456,800	$260,670	$131,634	$88,440	$134,722	$106,342	$28,635
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(272,266)	(166,443)	(4,707)	1,783	(71,102)	2,168	(747)
Loss (income) from unconsolidated entities	4,038	(4,896)	7,783	2,008	4,031	40,332	7,071
Income tax expense (benefit)	(4,706)	1,101	6,191	(4,768)	4,584	3,503	3,045
Other expenses	20,239	48,684	14,131	36,307	38,220	11,069	22,745
Impairment of assets	23,421	2,394	43,331	14,994	7,388	1,086	12,629
Provision for loan losses, net	4,193	5,163	1,014	2,517	4,059	2,456	777
Loss (gain) on extinguishment of debt, net	419	1,705	6	—	1	1	5
Loss (gain) on derivatives and financial instruments, net	(9,906)	(5,825)	(3,054)	(7,215)	2,885	1,280	930
General and administrative expenses	77,901	55,565	53,318	44,327	46,106	44,287	44,371
Depreciation and amortization	403,779	382,045	365,863	380,730	339,314	341,945	339,112
Interest expense	139,050	133,424	147,318	154,574	156,532	152,337	144,403
Consolidated net operating income (NOI)	$842,962	$713,587	$762,828	$713,697	$666,740	$706,806	$602,976

NOI by segment:
Seniors Housing Operating	$394,463	$376,544	$347,413	$301,077	$284,909	$279,252	$252,897
Triple-net	271,170	178,115	258,915	256,985	226,278	291,530	226,342
Outpatient Medical	143,069	136,900	136,699	135,484	129,754	127,495	126,466
Non-segment/corporate	34,260	22,028	19,801	20,151	25,799	8,529	(2,729)
Total NOI	$842,962	$713,587	$762,828	$713,697	$666,740	$706,806	$602,976

	Nine Months Ended
	September 30,
NOI Reconciliations:	2024	2023
Net income (loss)	$849,104	$269,699
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(443,416)	(69,681)
Loss (income) from unconsolidated entities	6,925	51,434
Income tax expense (benefit)	2,586	11,132
Other expenses	83,054	72,034
Impairment of assets	69,146	21,103
Provision for loan losses, net	10,370	7,292
Loss (gain) on extinguishment of debt, net	2,130	7
Loss (gain) on derivatives and financial instruments, net	(18,785)	5,095
General and administrative expenses	186,784	134,764
Depreciation and amortization	1,151,687	1,020,371
Interest expense	419,792	453,272
Consolidated net operating income (NOI)	$2,319,377	$1,976,522

NOI by segment:
Seniors Housing Operating	$1,118,420	$817,058
Triple-net	708,200	744,150
Outpatient Medical	416,668	383,715
Non-segment/corporate	76,089	31,599
Total NOI	$2,319,377	$1,976,522

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,008	606	371	1,985	1,008	606	371	1,985
Unconsolidated properties	76	—	76	152	76	—	76	152
Total properties	1,084	606	447	2,137	1,084	606	447	2,137
Recent acquisitions/development conversions(1)	(114)	(92)	(12)	(218)	(187)	(100)	(43)	(330)
Under development	(31)	—	(11)	(42)	(31)	—	(11)	(42)
Under redevelopment(2)	(2)	(4)	—	(6)	(2)	(4)	—	(6)
Current held for sale	(23)	(10)	—	(33)	(23)	(10)	—	(33)
Land parcels, loans and subleases(3)	(15)	(19)	(9)	(43)	(15)	(19)	(9)	(43)
Transitions(4)	(271)	(19)	—	(290)	(271)	(19)	—	(290)
Other(5)	(8)	(4)	(3)	(15)	(8)	(4)	(3)	(15)
Same store properties	620	458	412	1,490	547	450	381	1,378

(1) Acquisitions and development conversions will enter the QTD Pool after five full quarters and YTD Pool after seven full quarters of acquisition or certificate of occupancy.
(2) Redevelopment properties will enter the QTD Pool after five full quarters and YTD Pool after seven full quarters of operations post redevelopment completion.
(3) Includes 15 Triple-net properties accounted for as sales-type leases expected to be sold to the tenant.
(4) Transitioned properties will enter the QTD Pool after five full quarters and YTD Pool after seven full quarters of operations with the new operator in place or under the new structure.
(5) Represents properties that are either closed or being closed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of our consolidated NOI to same store NOI for the periods presented for the QTD Pool and YTD Pool (dollars in thousands):

	QTD Pool		YTD Pool
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SSNOI Reconciliations:	2024	2023	2024	2023

Seniors Housing Operating:
Consolidated NOI	$394,463	$284,909	$1,118,420	$817,058
NOI attributable to unconsolidated investments	22,709	19,037	67,530	44,793
NOI attributable to noncontrolling interests	(11,624)	(15,656)	(41,066)	(47,891)
NOI attributable to non-same store properties	(125,424)	(58,152)	(423,300)	(209,470)
Non-cash NOI attributable to same store properties	(840)	(1,073)	(438)	(2,081)
Currency and ownership adjustments (1)	(1,372)	531	(396)	2,519
SSNOI at Welltower Share	277,912	229,596	720,750	604,928

Triple-net:
Consolidated NOI	271,170	226,278	708,200	744,150
NOI attributable to unconsolidated investments	5,214	5,705	16,177	21,863
NOI attributable to noncontrolling interests	(8,028)	(8,010)	(24,076)	(23,342)
NOI attributable to non-same store properties	(116,046)	(74,338)	(258,028)	(307,696)
Non-cash NOI attributable to same store properties	(16,985)	(20,509)	(50,750)	(62,971)
Currency and ownership adjustments (1)	(812)	(337)	(1,345)	(54)
SSNOI at Welltower Share	134,513	128,789	390,178	371,950

Outpatient Medical:
Consolidated NOI	143,069	129,754	416,668	383,715
NOI attributable to unconsolidated investments	4,120	4,746	13,144	14,338
NOI attributable to noncontrolling interests	(2,382)	(3,195)	(7,406)	(13,091)
NOI attributable to non-same store properties	(10,224)	(3,194)	(46,498)	(22,206)
Non-cash NOI attributable to same store properties	(7,010)	(5,131)	(14,094)	(14,868)
Currency and ownership adjustments (1)	(89)	833	(23)	6,153
SSNOI at Welltower Share	127,484	123,813	361,791	354,041

SSNOI at Welltower Share:
Seniors Housing Operating	277,912	229,596	720,750	604,928
Triple-net	134,513	128,789	390,178	371,950
Outpatient Medical	127,484	123,813	361,791	354,041
Total	$539,909	$482,198	$1,472,719	$1,330,919

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

	Three Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
EBITDA Reconciliations:	2024		2024		2024		2023		2023		2023		2023
Net income (loss)	$456,800		$260,670		$131,634		$88,440		$134,722		$106,342		$28,635
Interest expense	139,050		133,424		147,318		154,574		156,532		152,337		144,403
Income tax expense (benefit)	(4,706)		1,101		6,191		(4,768)		4,584		3,503		3,045
Depreciation and amortization	403,779		382,045		365,863		380,730		339,314		341,945		339,112
EBITDA	$994,923		$777,240		$651,006		$618,976		$635,152		$604,127		$515,195

Interest Coverage Ratio:
Interest expense	$139,050		$133,424		$147,318		$154,574		$156,532		$152,337		$144,403
Capitalized interest	15,668		14,478		13,809		14,547		13,947		11,870		10,335
Non-cash interest expense	(9,008)		(8,953)		(9,284)		(5,871)		(6,716)		(5,824)		(5,083)
Total interest	145,710		138,949		151,843		163,250		163,763		158,383		149,655
EBITDA	$994,923		$777,240		$651,006		$618,976		$635,152		$604,127		$515,195
Interest coverage ratio	6.83	x	5.59	x	4.29	x	3.79	x	3.88	x	3.81	x	3.44	x

Fixed Charge Coverage Ratio:
Total interest	$145,710		$138,949		$151,843		$163,250		$163,763		$158,383		$149,655
Secured debt principal payments	10,417		10,107		11,887		12,430		12,865		13,839		14,942
Total fixed charges	156,127		149,056		163,730		175,680		176,628		172,222		164,597
EBITDA	$994,923		$777,240		$651,006		$618,976		$635,152		$604,127		$515,195
Fixed charge coverage ratio	6.37	x	5.21	x	3.98	x	3.52	x	3.60	x	3.51	x	3.13	x

	Nine Months Ended
	September 30,
EBITDA Reconciliations:	2024		2023
Net income (loss)	$849,104		$269,699
Interest expense	419,792		453,272
Income tax expense (benefit)	2,586		11,132
Depreciation and amortization	1,151,687		1,020,371
EBITDA	$2,423,169		$1,754,474

Interest Coverage Ratio:
Interest expense	$419,792		$453,272
Non-cash interest expense	(27,245)		(17,623)
Capitalized interest	43,955		36,152
Total interest	436,502		471,801
EBITDA	$2,423,169		$1,754,474
Interest coverage ratio	5.55	x	3.72	x

Fixed Charge Coverage Ratio:
Total interest	$436,502		$471,801
Secured debt principal payments	32,411		41,646
Total fixed charges	468,913		513,447
EBITDA	$2,423,169		$1,754,474
Fixed charge coverage ratio	5.17	x	3.42	x

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the reconciliation of Adjusted EBITDA to net income, the most directly comparable U.S. GAAP measure, for the periods presented (dollars in thousands):

	Twelve Months Ended
	September 30,		June 30,		March 31,		December 31,		September 30,		June 30,		March 31,
Adjusted EBITDA Reconciliations:	2024		2024		2024		2023		2023		2023		2023
Net income (loss)	$937,544		$615,466		$461,138		$358,139		$271,497		$134,122		$123,452
Interest expense	574,366		591,848		610,761		607,846		593,663		576,813		552,226
Income tax expense (benefit)	(2,182)		7,108		9,510		6,364		7,044		5,717		5,279
Depreciation and amortization	1,532,417		1,467,952		1,427,852		1,401,101		1,362,657		1,377,042		1,345,392
EBITDA	3,042,145		2,682,374		2,509,261		2,373,450		2,234,861		2,093,694		2,026,349
Loss (income) from unconsolidated entities	8,933		8,926		54,154		53,442		56,084		58,751		25,477
Stock-based compensation expense	69,542		38,364		38,829		36,611		34,762		32,299		27,709
Loss (gain) on extinguishment of debt, net	2,130		1,712		8		7		94		95		697
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(441,633)		(240,469)		(71,858)		(67,898)		(65,258)		4,780		6,144
Impairment of assets	84,140		68,107		66,799		36,097		34,249		31,217		30,131
Provision for loan losses, net	12,887		12,753		10,046		9,809		17,761		14,192		11,098
Loss (gain) on derivatives and financial instruments, net	(26,000)		(13,209)		(6,104)		(2,120)		5,353		9,373		5,751
Other expenses	119,361		137,342		99,727		108,341		96,988		74,249		98,346
Lease termination and leasehold interest adjustment (1)	—		—		(65,485)		(65,485)		(65,485)		(65,485)		(56,397)
Casualty losses, net of recoveries	8,373		6,163		7,778		10,107		16,446		15,760		14,865
Other impairment (2)	102,007		114,316		25,998		16,642		12,309		—		(620)
Adjusted EBITDA	$2,981,885		$2,816,379		$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550

Adjusted Interest Coverage Ratio:
Interest expense	$574,366		$591,848		$610,761		$607,846		$593,663		$576,813		$552,226
Capitalized interest	58,502		56,781		54,173		50,699		45,914		40,830		35,347
Non-cash interest expense	(33,116)		(30,824)		(27,695)		(23,494)		(21,903)		(21,946)		(22,728)
Total interest	599,752		617,805		637,239		635,051		617,674		595,697		564,845
Adjusted EBITDA	$2,981,885		$2,816,379		$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550
Adjusted interest coverage ratio	4.97	x	4.56	x	4.19	x	3.95	x	3.85	x	3.81	x	3.88	x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$599,752		$617,805		$637,239		$635,051		$617,674		$595,697		$564,845
Secured debt principal payments	44,841		47,289		51,021		54,076		55,635		56,545		57,088
Total fixed charges	644,593		665,094		688,260		689,127		673,309		652,242		621,933
Adjusted EBITDA	$2,981,885		$2,816,379		$2,669,153		$2,509,003		$2,378,164		$2,268,925		$2,189,550
Adjusted fixed charge coverage ratio	4.63	x	4.23	x	3.88	x	3.64	x	3.53	x	3.48	x	3.52	x

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

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2023	2023	2023	2023
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—	$—	$—	$—	$—
Long-term debt obligations (1)	15,854,937	14,027,128	14,285,686	15,815,226	15,899,420	16,040,530	15,074,320
Cash and cash equivalents and restricted cash	(3,784,408)	(2,863,598)	(2,478,335)	(2,076,083)	(2,686,711)	(2,299,069)	(638,796)
Total net debt	12,070,529	11,163,530	11,807,351	13,739,143	13,212,709	13,741,461	14,435,524
Total equity and noncontrolling interests(2)	31,064,003	29,688,579	28,547,908	26,371,727	23,818,619	22,193,114	21,596,155
Book capitalization	$43,134,532	$40,852,109	$40,355,259	$40,110,870	$37,031,328	$35,934,575	$36,031,679
Net debt to book capitalization ratio	28%	27%	29%	34%	36%	38%	40%

Undepreciated book capitalization:
Total net debt	$12,070,529	$11,163,530	$11,807,351	$13,739,143	$13,212,709	$13,741,461	$14,435,524
Accumulated depreciation and amortization	10,276,509	9,908,007	9,537,562	9,274,814	8,868,627	8,599,622	8,417,151
Total equity and noncontrolling interests(2)	31,064,003	29,688,579	28,547,908	26,371,727	23,818,619	22,193,114	21,596,155
Undepreciated book capitalization	$53,411,041	$50,760,116	$49,892,821	$49,385,684	$45,899,955	$44,534,197	$44,448,830
Net debt to undepreciated book capitalization ratio	23%	22%	24%	28%	29%	31%	32%

Enterprise value:
Common shares outstanding	618,396	608,151	590,934	564,241	532,268	508,159	496,295
Period end share price	$128.03	$104.25	$93.44	$90.17	$81.92	$80.89	$71.69
Common equity market capitalization	$79,173,240	$63,399,742	$55,216,873	$50,877,611	$43,603,395	$41,104,982	$35,579,389
Total net debt	12,070,529	11,163,530	11,807,351	13,739,143	13,212,709	13,741,461	14,435,524
Noncontrolling interests(2)	729,722	712,153	999,965	967,351	864,583	988,673	1,148,000
Consolidated enterprise value	$91,973,491	$75,275,425	$68,024,189	$65,584,105	$57,680,687	$55,835,116	$51,162,913
Net debt to consolidated enterprise value ratio	13%	15%	17%	21%	23%	25%	28%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

	September 30, 2024		December 31, 2023
	Principal	Change in	Principal	Change in
	balance	fair value	balance	fair value
Senior unsecured notes	$12,748,760	$(519,319)	$12,800,253	$(515,723)
Secured debt	2,329,154	(91,362)	1,625,364	(58,066)
Totals	$15,077,914	$(610,681)	$14,425,617	$(573,789)
Our variable rate debt, including our unsecured revolving credit facility and commercial paper program, is reflected at fair value. At September 30, 2024, we had $947,699,000 outstanding related to our variable rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $9,477,000. At December 31, 2023, we had $1,496,447,000 outstanding under our variable rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $14,964,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the United Kingdom. Based solely on our results for the three months ended September 30, 2024, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our annualized net income from these investments would increase or decrease, as applicable, by less than $20,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and health care properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments' change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	September 30, 2024		December 31, 2023
	Carrying	Change in	Carrying	Change in
	Value	fair value	Value	fair value
Foreign currency exchange contracts	$81,172	$(44)	$10,811	$5,087
Debt designated as hedges	1,591,765	15,918	1,527,380	15,274
Totals	$1,672,937	$15,874	$1,538,191	$20,361
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the three months ended September 30, 2024 are as shown in the table below.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
July 1, 2024 through July 31, 2024	696	$105.65	—	$3,000,000,000
August 1, 2024 through August 31, 2024	442	105.34	—	3,000,000,000
September 1, 2024 through September 30, 2024	668	120.68	—	3,000,000,000
Totals	1,806	$111.13	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended September 30, 2024, no OP Units were redeemed for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended September 30, 2024.
Item 5. Other Information
(c) Trading Plans
During the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Registration Rights Agreement, dated as of July 11, 2024, by and among Welltower OP LLC, Welltower Inc. and the initial purchasers party thereto (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed July 11, 2024 (File No. 001-08923), and incorporated herein by reference thereto).

10.2
Amendment No. 4 to Credit Agreement, dated as of July 24, 2024, by and among the Company; the lenders therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint book runners; BofA Securities, as book runner; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC as co-syndication agents; Bank of America, N.A. , as syndication agent; MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, TD Bank, NA, Truist Bank, The Bank of New York Mellon, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch and Bank of Montreal, as co-senior managing agents, Capital One, National Association, as managing agent and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed July 29, 2024 (File No. 001-08923), and incorporated herein by reference there to).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

Certain instruments with respect to long-term debt of the Registrant and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K under which the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized.

WELLTOWER INC.
Date:	October 29, 2024	By:	/s/ SHANKH MITRA
Shankh Mitra,
Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2024	By:	/s/ TIMOTHY G. MCHUGH
Timothy G. McHugh,
Executive Vice President - Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2024	By:	/s/ JOSHUA T. FIEWEGER
Joshua T. Fieweger,
Chief Accounting Officer (Principal Accounting Officer)