Form 10-K
period 2024-12-31
WELLTOWER INC.
filed 2025-02-12
CIK 766704

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation of the effectiveness of its internal control over financial reporting under Section 404(b) of Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report ☑
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant, computed by reference to the closing sales price as of the last business day of the registrant’s most recently completed second fiscal quarter was $63,435,707,000.
As of February 7, 2025, the registrant had 641,308,062 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual stockholders’ meeting to be held May 22, 2025, are incorporated by reference into Part III.

WELLTOWER INC. AND SUBSIDIARIES
2024 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
General
Welltower Inc. (NYSE:WELL), an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of healthcare infrastructure. The company invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall healthcare experience. Welltower™, a real estate investment trust (“REIT”), owns interests in properties concentrated in major, high-growth markets in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), consisting of seniors housing, post-acute communities and outpatient medical properties. More information is available on the Internet at www.welltower.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only. We are structured as an umbrella partnership REIT, or "UPREIT," under which substantially all of our business is conducted through Welltower OP LLC ("Welltower OP"), the day-to-day management of which is exclusively controlled by Welltower Inc.
Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders as a result of annual increases in net operating income and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and healthcare real estate and diversify our investment portfolio by property type, relationship and geographic location.
Welltower Inc. is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.707% as of December 31, 2024. Welltower Inc. issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP or its subsidiaries and Welltower Inc. has fully and unconditionally guaranteed all existing and future senior unsecured notes.
Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to “we,” “us,” “our” or the “Company” mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP.
Portfolio of Properties
Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Executive Summary – Company Overview” for a table that summarizes our portfolio as of December 31, 2024.
Property Types
We invest in seniors housing and healthcare real estate and evaluate our business through three reportable segments: Seniors Housing Operating, Triple-net and Outpatient Medical. For additional information regarding our segments, please see Note 18 to our consolidated financial statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to our consolidated financial statements. The following is a summary of our various property types.
Seniors Housing Operating
Our Seniors Housing Operating properties include seniors apartments, independent living and independent supportive living, continuing care retirement communities, assisted living, Alzheimer's/dementia care and include care homes with or without nursing (U.K.), which assist with activities of daily living that preserve a person's mobility and social systems to promote cognitive engagement. Our properties include stand-alone properties that provide one level of service, combination properties that provide multiple levels of service and communities or campuses that provide a wide range of services. Properties are often held in joint venture entities with operating partners. We utilize the structure authorized by the REIT Investment Diversification and Empowerment Act of 2007 ("RIDEA"), which is commonly referred to as a “RIDEA” structure.
Seniors Apartments Seniors apartments generally refer to age-restricted or age-targeted multi-unit housing with self-contained living units for older adults, usually aged 55+ who are able to care for themselves. Seniors apartments generally do not offer other additional services such as meals.
Independent Living and Independent Supportive Living (Canada)  Independent living and independent supportive living generally refers to age-restricted, multifamily properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation, social and recreational activities.
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
Our Seniors Housing Operating segment accounted for 76%, 72% and 72% of total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had relationships with 53 partners to manage our Seniors Housing Operating properties. In each instance, our partner provides management services to the properties pursuant to an incentive-based management contract. We rely on our partners to manage these properties effectively and efficiently. For the year ended December 31, 2024, Sunrise Senior Living, Cogir Management Company and Oakmont Management Group accounted for 13%, 11% and 11% of Seniors Housing Operating Segment revenues.
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
Our properties are primarily leased to operators under long-term, triple-net master leases that obligate the tenant to pay all operating costs, utilities, real estate taxes, insurance, maintenance costs and all obligations under certain ground leases. In addition, such triple-net master leases often require our tenants to fund a minimum amount related to capital expenditures. The leases generally have a fixed contractual term of 10 to 20 years and contain one or more five to 15-year renewal options. Certain of our leases also contain purchase options, a portion of which could result in the disposition of properties for less than full market value if the options were to be exercised. Substantially all these operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators are generally recorded based on the contractual cash rental payments due for the period. We are not involved in property management.
Long-Term/Post-Acute Care Facilities  Post-acute care is at the leading edge of reducing healthcare costs while improving quality. These high-impact centers help patients recover from illness or surgery with the goals of getting the patient home and healed faster and reducing hospital readmission rates. Our long-term/post-acute care properties generally offer skilled nursing/post-acute care, inpatient rehabilitation and long-term acute care services. Skilled nursing/post-acute care refers to licensed daily rate or rental properties where most individuals require 24-hour nursing and/or medical care. Generally, these properties are licensed for Medicaid and/or Medicare reimbursement in the U.S. or provincial reimbursement in Canada. All properties offer some level of rehabilitation services. Some properties focus on higher acuity patients and offer rehabilitation units specializing in cardiac, orthopedic, dialysis, neurological or pulmonary rehabilitation. Inpatient rehabilitation properties provide intensive inpatient services after illness, injury, or surgery to patients able to tolerate and benefit from three hours of rehabilitation per day. Long-term acute care properties provide inpatient services for patients with complex medical conditions that require more intensive care, monitoring or emergency support than is available in most skilled nursing/post-acute care properties.
At December 31, 2024, approximately 96% of our triple-net properties were subject to master leases. A master lease is a lease of multiple properties to one tenant entity under a single lease agreement. From time to time, we may acquire additional properties that are then leased to the tenant under the master lease. The tenant is required to make one monthly payment that represents rent on all the properties that are subject to the master lease. Typically, the master lease tenant can exercise its right to purchase the properties or to renew the master lease only with respect to all leased properties at the same time. We believe this bundling feature benefits us because the tenant cannot limit the purchase or renewal to better performing properties and terminate the leasing arrangement with respect to poorer performing properties. This spreads our risk among the entire group of properties within the master lease. The bundling feature should provide a similar advantage to us if the master lease tenant is in bankruptcy. Subject to certain restrictions, a debtor in bankruptcy has the right to assume or reject its unexpired leases and executory contracts. In the context of integrated master leases such as ours, our tenants in bankruptcy would be required to assume or reject the master lease as a whole, rather than deciding on a property by property basis.
Our Triple-net segment accounted for 10%, 13% and 13% of total revenues for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, our revenues related to our relationship with Integra Healthcare Properties ("Integra") accounted for approximately 27% of our Triple-net segment revenues and 3% of total revenues.

Outpatient Medical
Outpatient Medical Buildings  Demand for outpatient medical services is growing as more procedures are performed safely and efficiently outside the hospital setting. State-of-the-art outpatient centers are needed in accessible, consumer-friendly locations. Our portfolio of outpatient medical buildings is an integral part of creating healthcare provider connectivity in local markets and generally include physician offices, ambulatory surgery centers, diagnostic facilities, outpatient services and/or labs. Approximately 88% of our outpatient medical building portfolio is affiliated with health systems (buildings directly on or adjacent to hospital campuses or with tenants that are satellite locations for the health system and its physicians).
Our outpatient medical portfolio is primarily self-managed and consists mainly of multi-tenant properties leased to healthcare providers. Our leases typically include increasers and some form of operating expense reimbursement by the tenant. As of December 31, 2024, 63% of our portfolio included leases with full pass through, 30% with a partial expense reimbursement (modified gross) and 7% with no expense reimbursement (gross). Our outpatient medical leases are non-cancellable operating leases that have a weighted-average remaining term of seven years at December 31, 2024 and are often credit enhanced by security deposits, guarantees and/or letters of credit.
Our Outpatient Medical segment accounted for 10%, 11% and 12% of total revenues for each of the years ended December 31, 2024, 2023 and 2022, respectively. No single tenant exceeds 20% of segment revenues or total revenues.
Investments
Providing high-quality and affordable healthcare to an aging global population requires vast investments and infrastructure development. We invest in seniors housing and healthcare real estate primarily through acquisitions, developments and joint venture partnerships. For additional information regarding acquisition and development activity, please see Note 3 to our consolidated financial statements. Our portfolio creates opportunities to connect partners across the continuum of care and drive efficiency. We seek to diversify our investment portfolio by property type, relationship and geographic location. In determining whether to invest in a property, we focus on the following: (1) the experience of the obligor’s/partner’s management team; (2) the historical and projected financial and operational performance of the property; (3) the credit of the obligor/partner; (4) the security for any lease or loan; (5) the real estate attributes of the building and its location; (6) the capital committed to the property by the obligor/partner; and (7) the operating fundamentals of the applicable industry.
We monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division manages and monitors the outpatient medical portfolio with a comprehensive process including review of, among other things, tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs and market conditions.
Other Investment Types
Construction  We are party to agreements to develop or redevelop properties funded through capital that we and/or our joint venture partners provide. We capitalize certain interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based on the amount advanced during the construction period using the rate of interest that approximates our company-wide cost of financing. Our interest expense is reduced by the amount capitalized. The construction period commences once expenditures for the property have been made and activities necessary to get the property ready for its intended use are in progress and terminates when the applicable property is substantially complete and ready for its intended use. During the construction period, we advance funds in accordance with agreed upon terms and conditions which require, among other things, periodic site visits by a company representative. During the construction period, we generally require an additional credit enhancement in the form of holding back a portion of the development fee, requiring a credit support for cost-overrun obligations and/or completion guarantees. As of December 31, 2024, we had outstanding construction investments of $1,219,720,000 and were committed to provide additional funds of approximately $540,297,000 to complete construction for consolidated investment properties. We also provide for construction loans which, depending on the terms and conditions, could be treated as loans or investments in unconsolidated entities.
Loans  Our real estate loans are typically structured to provide us with interest income, principal amortization and transaction fees. Real estate loans consist of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment of the partnership interest in the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. As of December 31, 2024, we had outstanding loans, net of allowances, of $2,027,586,000 with an interest yield of approximately 10.3% per annum. Our yield on loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan and any interest rate adjustments. The loans outstanding as of December 31, 2024 are generally subject to one to 15-year terms with principal amortization schedules and/or balloon payments of the outstanding principal balances at the end of the term.

Investments in Unconsolidated Entities Investments in entities that we do not consolidate but for which we can exercise significant influence over operating and financial policies are reported under the equity method of accounting. As of December 31, 2024, we had investments in unconsolidated entities of $1,768,772,000. Our investments in unconsolidated entities generally represent interests ranging from 10% to 95% in real estate assets. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the entity interest, inclusive of transaction costs. We evaluate our equity method investments for impairment based on a comparison of the estimated fair value of the equity method investment to its carrying value. When we determine a decline in the estimated fair value of such an investment below its carrying value is other-than-temporary, an impairment is recorded.
In Substance Real Estate Additionally, we provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments, accounted for using the equity method and are presented as investments in unconsolidated entities. We have made loans related to 25 properties with a carrying value of $941,216,000 as of December 31, 2024, which are classified as in substance real estate investments.
Principles of Consolidation
The consolidated financial statements are in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of our wholly owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation.
At inception of joint venture transactions, we identify entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) the equity investors as a group, if any, do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We consolidate investments in VIEs when we are determined to be the primary beneficiary. Accounting Standards Codification Topic 810, "Consolidations," requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance.
For investments in joint ventures, U.S. GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess the limited partners’ rights and their impact on our consolidation conclusions and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We similarly evaluate the rights of managing members of limited liability companies.
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
Competition
We compete with other real estate investment trusts, real estate partnerships, private equity and hedge fund investors, banks, insurance companies, finance/investment companies, government-sponsored agencies, taxable and tax-exempt bond funds, healthcare operators, developers and other investors in the acquisition, development, leasing and financing of healthcare and seniors housing properties. We compete for investments based on a number of factors including relationships, certainty of execution, investment structures and underwriting criteria. Our ability to successfully compete is impacted by economic and demographic trends, availability of acceptable investment opportunities, our ability to negotiate beneficial investment terms, availability and cost of capital, construction and renovation costs and applicable laws and regulations.
The operators/tenants of our properties compete with properties that provide comparable services in the local markets. Operators/tenants compete for patients and residents based on a number of factors including quality of care, reputation, physical appearance of properties, location, services offered, family preferences (including a preference for home health services instead of residing in one of our communities), physicians, staff and price. We also face competition from other healthcare facilities for tenants, such as physicians and other healthcare providers that provide comparable facilities and services.

For additional information on the risks associated with our business, please see “Item 1A — Risk Factors” of this Annual Report on Form 10-K.
Sustainability
Sustainability Approach We strive to operate in a responsible, transparent and sustainable manner. Our leadership, through the cross-functional Sustainability Steering Committee and the Board of Directors (the "Board"), through the Nominating Corporate/Governance Committee, oversees and advances our sustainability initiatives. Our corporate responsibility and sustainability strategy is focused on adopting leading sustainability practices across our business and we were recognized for our leadership in this space over the past year in the following ways:
•Achieved a MSCI ESG ("Environmental, Social and Governance") rating of AA;
•Recognized by the U.S. Environmental Protection Agency (EPA) and U.S. Department of Energy as an ENERGY STAR Partner of the Year for the sixth consecutive year and maintained the level of Sustained Excellence, the EPA’s highest recognition within the ENERGY STAR program, for the fourth consecutive year;
•Maintained top 30% (3rd decile) ISS Quality Score ranking for each of Environment and Social
•Named to the Bloomberg Gender-Equality Index for the sixth consecutive year;
•Maintained Prime status under the ISS-ESG Corporate Rating for the sixth consecutive year;
•Maintained GRESB Green Star status for the fourth consecutive year; and
•Recognized for industry-leading governance practices, including #1 ranking from Green Street Advisors for Corporate Governance amongst all US REITs.
We are committed to operating in a sustainable manner that helps to reduce our environmental impact. Our goal is prudent environmental stewardship with a focus on reducing our greenhouse gas emissions, energy consumption, water usage and waste production; mitigating climate-related risks; and implementing energy efficiency, water efficiency and renewable energy technologies across our portfolio. We work with our stakeholders, including employees, vendors, operators, residents and tenants, in an effort to meet these objectives by encouraging and following evolving practices of environmental sustainability, including benchmarking our portfolio in ENERGY STAR Portfolio Manager, obtaining green building certifications, implementing energy efficient technologies and performing portfolio-wide physical and transition risk analyses to identify opportunities to help mitigate these risks.
Our sustainability team is focused on investing in property improvement projects which meet the various objectives of our stakeholders, including providing an appropriate risk-adjusted return. The sustainability team is embedded within our asset management team, enabling them to create project scopes and specifications for energy saving component replacements and upgrades within our normal replacement schedules and when the economic benefits of the additional investment is optimized. Our review and approval process of these projects is stringent and includes using the actual meter readings and/or specialized equipment to estimate and later track the water and energy savings of the work completed.
In the past, we have also issued "green" bonds to fund green building development projects.
We value and are committed to our employees. We believe that a diverse workplace promotes equal opportunity, produces a variety of perspectives, motivates employees and helps us understand and better serve our stakeholders and the communities in which we do business. As of December 31, 2024, our U.S. employees self-identified as follows:

Ethnicity	Male	Female
Asian	9%	11%
Black or African American	5%	9%
Hispanic or Latino	12%	11%
Native Hawaiian or Other Pacific Islander	—%	—%
Two or More Races	3%	2%
White	71%	67%
	100%	100%

Gender	54%	46%
Among other things, we support seven employee network groups ("ENGs") including women, families, racial and ethnic minorities, military, young professionals and those who identify as LGBTQI+ and their allies. Our ENGs provide support, education, networking opportunities and community belonging for our employees. These efforts support our ability to compete for and foster talent in an ever-changing workforce.
In addition, we have several social initiatives in place that are focused on, among other things, engaging with our communities and promoting the health and well-being of our employees, tenants and residents. The Welltower Charitable Foundation (the "Foundation") financially supports charitable initiatives related to aging, healthcare, the environment, education and the arts. We encourage our employees to give back to the community by matching their contributions and donating their time to eligible charitable organizations. Funds are also allocated to each of our ENGs to make charitable contributions in support of their programming efforts. The Welltower Charitable Foundation will provide a 100% match of employee donations to verified 501(c)(3) organizations, up to $2,500 per employee per calendar year. Additionally, the Foundation facilitates presentations for charities to compete in the Give-WELL campaign. This campaign enables our employees to present and vote for charities that will receive donations from the Foundation. During 2024, we sponsored our fifth annual Day of Giving so our employees could collaborate to make an impact with local charitable organizations through volunteer opportunities. See "Human Capital" below for additional information regarding our employee initiatives and programs.
We believe that our Board is highly knowledgeable, skilled and independent, with eight of our nine directors being independent. As of December 31, 2024, our nine Directors self-identified as follows:

Board Composition
Ethnicity		Gender
Asian	11%	Male	67%
Black or African American	22%	Female	33%
Hispanic or Latino	22%		100%
White	45%
	100%

Additional information regarding our sustainability programs and initiatives is available in our 2023 Sustainability Report (located on our website at www.welltower.com). Information on our website, including our Sustainability Report or sections thereof, is not incorporated by reference into this Annual Report.
Human Capital
Our employees are our greatest asset. As of December 31, 2024, we had 685 employees (653 located in U.S., 20 in the U.K. and 12 in Canada). We are committed to the success of our people and the unique combination of skills and experiences they bring to achieving our mission.
Strategic Growth Through Career Development and Workforce Planning In 2024, we made significant investments in career-pathing tools and workforce planning systems. We implemented company-wide skills maps, talent planning and review tools and a headcount and staffing planning system. These initiatives enabled us to strategically scale our organization and its people capabilities, while aligning individual goals with broader business objectives. Additionally, we enhanced our development programs by providing coaching, e-learning, job assessments, individual development plans and skills-based development tools. These tools support our employees' career growth and the development of future leaders.
Driving Performance Excellence and Empowering Leaders We continued to invest in technology to help our team operate efficiently while servicing a larger workforce. Investments include standardizing policies and procedures, growing our internal Human Capital team and providing development opportunities for our Human Capital professionals. We also streamlined our performance management practices, creating more rigorous connections between performance and compensation. This approach fosters a culture of rewards and recognition, driving accountability and high performance.
To enhance people leadership capabilities, we launched an industry-first, AI-based manager development program, offering managers real-world, situational training in a safe simulated environment to make mistakes, learn and grow. This program strengthens leadership decision-making and fosters a culture of continuous improvement.
Cultural Development We remain committed to creating an inclusive and respectful workplace culture that employees value and contribute to. In 2024, we continued to provide our civil treatment and inclusive workplace training programs for leaders and employees. These efforts reinforce our mission to build an environment where everyone feels valued and supported.
Additionally, we conducted an organizational effectiveness survey to better understand how the Human Capital team can more effectively support our leaders and teams. Insights from this survey are being used to refine our strategies and enhance our ability to meet the evolving needs of our workforce.
Compensation and Benefits We are dedicated to offering compensation and benefits to attract and retain top talent. In 2024, we conducted a company-wide survey to assess employee benefits preferences. Based on these results, we enhanced our benefits offerings, furthering our commitment to providing industry-leading benefits that are important to our employees. Programs offered include healthcare and insurance benefits, retirement programs with robust matching programs, an employee stock purchase program, tuition assistance, paid leave policies, health navigation support, enhanced mental health support and wellness initiatives, among many others.
Health, Safety and Wellness The health, safety and well-being of our employees remain a top priority. In 2024, we introduced additional wellness programs, expanded ENG initiatives and implemented additional wellness platforms such as family planning support. We also rolled out enhanced leave policies designed to help employees integrate work and life responsibilities more effectively.

We have transitioned to a four-day in-office workweek to foster collaboration, while continuing to support a geographically dispersed workforce. Our robust internal communications strategy, combined with our intranet serving as a digital headquarters, ensures employees remain connected to the business and leadership regardless of location. Key communication tools such as podcasts, town hall meetings and employee engagement events further reinforce this connectivity.
Credit Concentrations  Please see Note 9 to our consolidated financial statements.
Geographic Concentrations  Please see “Item 2 – Properties” below and Note 18 to our consolidated financial statements.
Certain Government Regulations
United States
Health Law Matters — Generally
Typically, operators of seniors housing facilities do not receive significant funding from government programs and are largely subject to state laws, as opposed to federal laws. Operators of long-term/post-acute care facilities and hospitals do receive significant funding from government programs and these facilities are subject to extensive regulation, including federal and state laws covering the type and quality of medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting and operating policies. In addition, as described below, operators of these facilities are subject to extensive laws and regulations pertaining to healthcare fraud and abuse, including, but not limited to, the federal Anti-Kickback Statute (“AKS”), the federal Stark Law (“Stark Law”) and the federal False Claims Act (“FCA”), as well as comparable state laws. Hospitals, physician group practice clinics and other healthcare providers that operate in our portfolio are subject to extensive federal, state and local licensure, registration, certification and inspection laws, regulations and industry standards, as well as other conditions of participation in federal and state government programs such as Medicare and Medicaid. Further, operators of long-term care facilities are required to have in place compliance and ethics programs that meet the requirements of federal laws and regulations. Our tenants’ failure to comply with applicable laws and regulations could result in, among other things: loss of accreditation; denial of reimbursement; imposition of fines; suspension, decertification or exclusion from federal and state healthcare programs; loss of license; or closure of the facility. See risk factors “The requirements of, or changes to, governmental reimbursement programs, such as Medicare or Medicaid, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us” and “Our operators’ or tenants’ failure to comply with federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards could adversely affect such operators’ or tenants’ operations, which could adversely affect our operators’ and tenants’ ability to meet their obligations to us” in “Item 1A – Risk Factors” below. Moreover, in light of certain arrangements that we may pursue with healthcare entities who are directly subject to laws and regulations pertaining to healthcare, and, given that certain of our arrangements are structured under the provisions of RIDEA, certain healthcare fraud and abuse laws and data privacy laws could apply directly to Welltower. See risk factor "We assume operational and legal risks with respect to our properties managed in RIDEA structures that could have a material adverse effect on our business results of operations and financial condition" in "Item 1A - Risk Factors" below.
Licensing and Certification
The primary regulations that affect seniors housing facilities are state licensing and certification laws. For example, certain healthcare facilities are subject to a variety of licensure and certificate of need (“CON”) laws and regulations. Where applicable, CON laws generally require, among other requirements, that a facility demonstrate the need for (1) constructing a new facility, (2) adding beds or expanding an existing facility, (3) investing in major capital equipment or adding new services, (4) changing the ownership or control of an existing licensed facility or (5) terminating services that have been previously approved through the CON process. Certain state CON laws and regulations may restrict the ability of operators to add new properties or expand an existing facility’s size or services. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator.
With respect to licensure, generally our seniors housing and long-term/post-acute care facilities are required to be licensed by the applicable state-regulatory authority. The failure of our operators to maintain or renew any required license or regulatory approval as well as the failure of our operators to correct serious deficiencies identified in a compliance survey could require those operators to discontinue operations at a property and could result in suspension of new admissions or loss of licensure. Our entities are named on licenses for nearly all of the RIDEA portfolio and the loss of a license for one facility can require reporting in other jurisdictions.
Reimbursement
The reimbursement methodologies applied to healthcare facilities continue to evolve. Federal and state authorities have considered and implemented and may continue seeking to implement new or modified reimbursement methodologies, including value-based reimbursement methodologies that may negatively impact healthcare property operations. Likewise, third-party payors may continue imposing greater controls on operators, including through changes in reimbursement rates and fee structures. The impact of any such changes, if implemented, may result in a material adverse effect on our portfolio. No assurance can be given that current revenue sources or levels will be maintained. Accordingly, there can be no assurance that payments under a government healthcare program are currently, or will be in the future, sufficient to fully reimburse the property operators for their operating and capital expenses.
•Seniors Housing Facilities  The majority of the revenues received by the operators of U.S. seniors housing facilities are from private pay sources. The remaining revenue source is primarily Medicaid provided under state waiver programs for home and community-based care. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status. Rates paid by self-pay residents are set by the facilities and are determined by local market conditions and operating costs. Generally, facilities receive a higher payment per day for a private pay resident than for a Medicaid beneficiary who requires a comparable level of care. The level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level or changes in Medicaid eligibility and reimbursement levels.
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
◦Medicare Reimbursement Generally, long-term/post-acute care facilities are reimbursed by Medicare under prospective payment systems, which generally provide reimbursement based on a predetermined fixed amount per episode of care and are updated by the Centers for Medicare and Medicaid Services ("CMS"), an agency of the Department of Health and Human Services (“HHS”) annually. There is a risk under these payment systems that costs will exceed the fixed payments, or that payments may be set below the costs to provide certain items and services. The HHS Office of Inspector General ("OIG") has released recommendations to address skilled nursing facility ("SNF") billing practices and Medicare payment rates, which may impact our tenants and operators. In June 2023, CMS began publishing additional information regarding Medicare-certified nursing homes with common owners and operators, referred to as “affiliated entities,” including names of affiliated owners and aggregate data on the safety, staffing and quality of affiliated entities. This information makes it easier for stakeholders (such as state licensing officials, state and federal law enforcement and researchers) and the public to identify common owners of nursing homes across different nursing home locations. The information also allows for greater accessibility to information regarding facilities' performance and any common ownership links among facilities with poor performance. CMS has also increased scrutiny and oversight over the country's poorest performing nursing facilities through the Special Focus Facility Program, now publishing monthly updates to its Special Focus Facility List, which highlights facilities with a history of serious quality of care issues, and is increasing enforcement actions against facilities that fail to demonstrate improvement, including denial of payment and potential loss of Medicare certification.
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
◦Skilled Nursing Facility and Nursing Facility Compliance Program Guidance In November 2024, OIG published industry segment-specific compliance program guidance for Skilled Nursing Facilities and Nursing Facilities to develop, implement and maintain effective compliance and quality programs, identify and mitigate risks, ensure compliance with federal regulations and improve the quality of care and safety for residents. This is the first of a series of compliance program guidance that OIG plans to issue for different healthcare sectors and reflects OIG’s findings and observations from its work on matters involving nursing facilities as well as its current enforcement priorities and stakeholder interactions. The guidance identifies key risk areas for the industry, including a detailed, industry-specific discussion of eight AKS risk areas for nursing facilities and provides recommendations for minimizing conflicts of interest in nursing facility pharmaceutical decisions.
◦Health Reform Laws Certain health reform measures could be implemented as a result of political, legislative, regulatory and administrative developments and judicial proceedings. On April 22, 2024, as part of President Biden’s nursing home reform initiative, CMS issued a Final Rule establishing minimum staffing standards for long-term care facilities, specifically Medicare SNFs, Medicaid nursing facilities (“NFs”) and dually certified facilities. The Final Rule requires a registered nurse to be on site 24 hours per day and seven days per week to provide skilled nursing care to all residents, with exemptions in certain circumstances and CMS has begun to publish minimum staffing standard facility compliance determinations on the Medicare.gov website. Over the next ten years, CMS estimates that implementation of the Final Rule will cost long-term care facilities a total of $43 billion. CMS also continues to require the disclosure of certain ownership and managerial information regarding Medicare SNFs and Medicaid NFs, including updates to identify REIT ownership of SNFs. We cannot predict whether the existing Health Reform Laws, the results of the 2024 Presidential and Congressional elections and potential subsequent developments, or future healthcare reform legislation, executive orders or regulatory changes, will have a material impact on our operators’ or tenants’ property or business. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs or other negative impacts on our operators’ or tenants’ property or business that are difficult to predict.
•Medicare Reimbursement for Physicians, Hospital Outpatient Departments (“HOPDs”) and Ambulatory Surgical Centers (“ASCs”) Changes in reimbursement to physicians, HOPDs and ASCs may further affect our tenants and operators. Generally, Medicare reimburses physicians under the Physician Fee Schedule, while HOPDs and ASCs are reimbursed under prospective payment systems. The Physician Fee Schedule and the HOPD and ASC prospective payment systems are updated annually by CMS. These annual Medicare payment regulations have resulted in lower net pay increases than providers of those services have often expected. In addition, the Medicare and Children’s Health Insurance Program Reauthorization Act of 2015 (“MACRA”) includes payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models like those required under MACRA, has the potential to produce funding disparities that could adversely impact some provider tenants in outpatient medical buildings and other healthcare properties. Changes in Medicare Advantage plan payments may also indirectly affect our operators and tenants that contract with Medicare Advantage plans.
Fraud & Abuse Enforcement
Long-term/post-acute care facilities (and seniors housing facilities that receive Medicaid payments) are subject to federal, state and local laws, regulations and applicable guidance that govern the operations and financial and other arrangements that may be entered into by healthcare providers. Certain of these laws, such as the AKS and Stark Law, prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by government healthcare programs. Other government health program laws require providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service. Our operators and tenants that receive payments from federal healthcare programs, such as Medicare and Medicaid, are subject to substantial financial penalties under the Civil Monetary Penalties Act and the FCA upon a finding of noncompliance with such laws. In July 2024, CMS issued a Final Rule that revises CMS’ enforcement authority for imposing civil money penalties (“CMPs”) and strengthens nursing home enforcement regulations. The Final Rule specifically expands the number and types of CMPs that CMS can impose on long-term care facilities, including allowing (i) more per-instance (“PI”) CMPs to be imposed in conjunction with per-day CMPs, (ii) multiple PI CMPs when the same type of noncompliance is identified on more than one day and (iii) CMS or individual states to impose a CMP for the number of days of previously cited noncompliance since the last three standard surveys for which a CMP has not yet been imposed to ensure that identified noncompliance may be subject to a penalty. In addition, states may also have separate false claims acts, which, among other things, generally prohibit healthcare providers from filing false claims or making false statements to receive payments. Federal and state FCAs contain "whistleblower" provisions that permit private individuals to bring healthcare fraud enforcement claims on behalf of the government. Still other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws, regulations and other applicable guidance may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, exclusion from any government healthcare program, damage assessments and imprisonment. In certain circumstances, violation of these rules (such as those prohibiting abusive and fraudulent behavior) with respect to one property may subject other facilities under common control or ownership to sanctions, including exclusion from participation in the Medicare and Medicaid programs, as well as other government healthcare programs and revocation of healthcare licenses. In the ordinary course of its business, a property operator is regularly subjected to inquiries, investigations and audits by the federal and state agencies that oversee these laws and regulations.
Prosecutions, investigations or whistleblower actions could have a material adverse effect on a property operator’s liquidity, financial condition and operations, which could adversely affect the ability of the operator to meet its financial obligations to us. In addition, government investigations and enforcement actions brought against the healthcare industry have increased dramatically over the past several years and are expected to continue. The costs for an operator of a healthcare property associated with both defending such enforcement actions and the undertakings in settling these actions can be substantial and could have a material adverse effect on the ability of an operator to meet its obligations to us. In addition, we could potentially be directly subject to these healthcare fraud and abuse laws, as well as potential investigation or enforcement, as a result of our RIDEA-structured arrangements and certain collaboration or other arrangements we may pursue with stakeholders who are directly subject to these laws.

Federal and State Data Privacy and Security Laws
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and numerous other state and federal laws govern the collection, security, dissemination, use, access to and confidentiality of personal information, including individually identifiable health information. Violations of these laws may result in regulatory scrutiny, lawsuits or substantial civil and/or criminal fines and penalties, including regulatory consent orders. The costs to a business such as ours or to an operator of a healthcare property associated with developing and maintaining programs and systems to comply with data privacy and security laws, defending against privacy and security related claims or enforcement actions and paying any assessed fines, can be substantial. Moreover, such costs could have a material adverse effect on the ability of an operator to meet its obligations to us. Finally, data privacy and security laws and regulations continue to develop, including with regard to HIPAA and U.S. state privacy laws governing consumer personal data and consumer health data. Comprehensive consumer data privacy laws in California, Colorado, Connecticut, Montana, Oregon, Texas, Utah and Virginia are in effect. Consumer health data-focused privacy laws, such as the Washington My Health My Data Act and Nevada's consumer health data privacy law, are also in effect. Further state comprehensive consumer data privacy laws will become effective over the course of 2025 and beyond. Furthermore, many states have introduced legislation that would revise or implement new such laws, and many states have promulgated regulations, which continue to evolve, to implement existing legislation. As we use data to better inform our investments and the efficacy of care in our communities, these developments may add potential uncertainty and costs towards compliance obligations, business operations or transactions that depend on data. These evolving privacy laws may create restrictions or requirements in our, our operators' and other business partners' use, sharing and retention of data. New privacy and security laws could require substantial investment in resources to comply with regulatory changes as privacy and security laws proliferate in divergent ways or impose additional obligations and potentially create new privacy related legal risks.
United Kingdom
In the U.K., care home services are principally regulated by the Health and Social Care Act 2008 (as amended) and other regulations including the Health and Care Act 2022 and the Health and Social Care Act 2008 (Regulated Activities) (Amendment) Regulations 2023. This legislation subjects service providers to a number of legally binding “Fundamental Standards” and requires, among other things, that all persons carrying out “Regulated Activities” in the U.K., and the managers of such persons, be registered. Providers of care home services are also subject (as data controllers) to laws governing their use of personal data (including in relation to their employees, clients and recipients of their services). These laws currently take the form of the U.K.’s Data Protection Act 2018 and the U.K. General Data Protection Regulation (collectively “U.K. DP Laws”). U.K. DP Laws impose a significant number of obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or £17.5 million, whichever is greater. Further, entities may also be subject to the E.U. General Data Protection Regulation ("E.U. GDPR"). Similarly, the E.U. GDPR imposes obligations on controllers with the potential for fines of up to 4% of annual worldwide turnover or €20 million, whichever is greater. The U.K. DP Laws may be subject to change with the introduction of the Data Use and Access ("DUA") Bill in 2024. Entities incorporated in or carrying on a business in the U.K., as well as individuals residing in the U.K., are also subject to the U.K. Bribery Act 2010. The U.K. has national minimum wage legislation with a maximum fine for non-payment of £20,000 per worker and employers who fail to pay will be banned from being a company director for up to 15 years.
Canada
Senior living residences in Canada are provincially regulated. Within each province, there are different categories for senior living residences that are generally based on the level of care sought and/or required by a resident (e.g. assisted or retirement living, senior living residences, residential care or long-term care). In some of these categories and depending on the province, residences may be government funded, or the individual residents may be eligible for a government subsidy, while other residences are exclusively private pay. The governing legislation and regulations vary by province, but generally the object of the laws is to set licensing requirements and minimum standards for senior living residences and regulate operations. These laws empower regulators in each province to take a variety of steps to ensure compliance, conduct inspections, issue reports and generally regulate the industry.
Our operations in Canada are subject to privacy legislation, including, in certain provinces, privacy laws specifically related to personal health information. Although the obligations of senior living residences in the various provinces differ, they all include the obligation to protect personal information. Under some of these laws, notification to the regulator in the event of an actual or suspected privacy breach is mandatory. The powers of privacy regulators and penalties for violations of privacy law vary according to the applicable law or are left to the courts. In September 2021, the province of Quebec adopted significant amendments to its privacy legislation (each of which are now in effect), including a new enforcement scheme with significant penalties and fines: up to CAD $10 million or 2% of global turnover (whichever is greater) for administrative monetary penalties and up to CAD $25 million or 4% of global turnover for penal fines. Senior living residences may also be subject to laws pertaining to residential tenancy, provincial and/or municipal laws applicable to fire safety, food services, zoning, occupational health and safety, public health and the provision of community healthcare and funded long-term/post-acute care.

Taxation
The following summary of the taxation of the Company and the material U.S. federal income tax consequences to the holders of the equity of the Company and the debt securities of the Company and Welltower OP is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of stock or securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding shares of common stock as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and non-U.S. corporations and persons who are not citizens or residents of the U.S.).
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
General
Prior to the reorganization on April 1, 2022, whereby the company formerly known as Welltower Inc. ("Old Welltower"), became a wholly owned subsidiary of WELL Merger Holdco Sub Inc. in a transaction intending to qualify as a reorganization under Section 368(a)(1)(F) of the Internal Revenue Code of 1986, as amended (the “Code”). In connection with the Reorganization, Old Welltower changed its name to Welltower OP Inc., WELL Merger Holdco Sub Inc. changed its name to Welltower Inc. and Old Welltower became a “qualified REIT subsidiary” of the Company. Effective on May 24, 2022, Welltower OP Inc. converted from a Delaware corporation into a Delaware limited liability company named Welltower OP LLC. Prior to the Reorganization, Old Welltower elected to be taxed as a REIT and was organized and operated in a manner intended to qualify as a REIT. As a result of the reorganization, the Company is treated as a continuation of Old Welltower for U.S. federal income tax purposes.
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
•We may lease “qualified healthcare properties” on an arm’s-length basis to a taxable REIT subsidiary if the property is operated on behalf of such subsidiary by a person that qualifies as an “independent contractor” and that is, or is related to a person that is, actively engaged in the trade or business of operating healthcare facilities for any person unrelated to us or our taxable REIT subsidiary (such person, an “eligible independent contractor”). If this is the case, the rent that the REIT receives from the taxable REIT subsidiary generally will be treated as “rents from real property.” A “qualified healthcare property” includes any real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility that extends medical or nursing or ancillary services to patients and is operated by a provider of such services that is eligible for participation in the Medicare program with respect to such facility.
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
Investments in Taxable REIT Subsidiaries REITs may own more than 10% of the voting power and value of securities in taxable REIT subsidiaries. Unlike a qualified REIT subsidiary, other disregarded entity or partnership, the income and assets of a taxable REIT subsidiary are not attributable to the REIT for purposes of satisfying the income and asset ownership requirements applicable to REIT qualification. Except as noted below with respect to a corporate entity that operates a healthcare or lodging facility, we and any taxable corporate entity in which we own an interest, directly or indirectly, are allowed to jointly elect to treat such entity as a “taxable REIT subsidiary.”
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
A taxable REIT subsidiary does not include any corporation that directly or indirectly operates or manages a lodging facility or a healthcare facility unless such facility is operated on behalf of such subsidiary by a person that is an independent contractor, and certain other requirements are met. The failure of a subsidiary of ours to qualify as a taxable REIT subsidiary as a result of operating a lodging facility or a healthcare facility could have an adverse effect on the Company’s ability to comply with the REIT income and asset tests, and thus could impair the Company’s ability to qualify as a REIT unless the Company could avail itself of certain relief provisions under the Code and pay any tax resulting therefrom.
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
Annual Distribution Requirements In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Prior to 2014, with respect to all REITs, the amount distributed could not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class and no class of stock may be treated otherwise than in accordance with its dividend rights as a class (the “preferential dividend rule”). The preferential dividend rule no longer applies to publicly offered REITs; however, the rule is still applicable to REITs which are not publicly offered, which would include several of our Subsidiary REITs. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. As discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. Although we intend to make timely distributions sufficient to satisfy these annual distribution requirements, economic, market, legal, tax or other factors could limit our ability to meet those requirements.

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
Under certain circumstances, including in the event of a deficiency determined by the IRS, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being disqualified as a REIT and/or taxed on amounts distributed as deficiency dividends; however, we will be required to pay applicable penalties and interest based on the amount of any deduction taken for deficiency dividend distributions.
Failure to Qualify as a REIT If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us. As a result, we anticipate that our failure to qualify as a REIT would reduce the cash available for distribution by us to our stockholders. In addition, if we fail to qualify as a REIT, we will not be required to distribute any amounts to our stockholders and all distributions to stockholders will be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits and will not be eligible for the 20% deduction under Section 199A of the Code applicable to certain non-corporate shareholders, including individuals, prior to January 1, 2026. In such event, corporate stockholders may be eligible for the dividends-received deduction. In addition, non-corporate stockholders, including individuals, may be eligible for the preferential tax rates on qualified dividend income. If we fail to qualify as a REIT, such stockholders may not claim this deduction with respect to dividends paid by us. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities.
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
•U.S. expatriates and former citizens or long-term residents of the U.S.;
•U.S. holders (as defined below) whose functional currency is not the U.S. dollar;
•persons holding stock or debt securities as part of a hedge, straddle or other risk reduction strategy or as part of a conversion transaction or other integrated investment;
•banks, insurance companies and other financial institutions;
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
For purposes of this discussion, a “U.S. holder” is a beneficial owner of stock of the Company or debt securities of the Company or Welltower OP that, for U.S. federal income tax purposes, is or is treated as:
•an individual who is a citizen or resident of the U.S.;
•an entity classified as a corporation for U.S. federal income tax purposes and created or organized under the laws of the U.S., any state thereof or the District of Columbia;
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
Distributions Generally Distributions (including any taxable stock distributions) that are neither attributable to gains from sales or exchanges by us of U.S. real property interests (“USRPIs”) nor designated by us as capital gain dividends (except as described below) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to withholding of U.S. federal income tax at a 30% rate or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as effectively connected with the conduct by the non-U.S. holder of a trade or business within the U.S. (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the U.S. to which such dividends are attributable). Under certain treaties, however, lower withholding rates generally applicable to dividends do not apply to dividends from a REIT. Certain certification and disclosure requirements must be satisfied for a non-U.S. holder to be exempt from withholding under the effectively connected income exemption. Dividends that are treated as effectively connected with a U.S. trade or business generally will not be subject to withholding but will be subject to U.S. federal income tax on a net basis in the same manner as dividends paid to U.S. holders are subject to U.S. federal income tax. Any such dividends received by a non-U.S. holder that is a corporation may also be subject to an additional branch profits tax at a 30% rate (applicable after deducting U.S. federal income taxes paid on such effectively connected income) or such lower rate as may be specified by an applicable income tax treaty.

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
Capital Gain Dividends and Distributions Attributable to a Sale or Exchange of U.S. Real Property Interests Distributions to a non-U.S. holder that we properly designate as capital gain dividends, other than those arising from the disposition of a USRPI, generally should not be subject to U.S. federal income taxation, unless:
(1) the investment in our stock is treated as effectively connected with the conduct by the non-U.S. holder of a trade or business within the U.S. (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the U.S. to which such dividends are attributable), in which case the non-U.S. holder will be subject to the same treatment as U.S. holders with respect to such gain, except that a non-U.S. holder that is a corporation may also be subject to a branch profits tax of up to 30%, as discussed above; or
(2) the non-U.S. holder is a nonresident alien individual who is present in the U.S. for 183 days or more during the taxable year and certain other conditions are met, in which case the non-U.S. holder will be subject to U.S. federal income tax at a rate of 30% on the non-U.S. holder’s capital gains (or such lower rate specified by an applicable income tax treaty), which may be offset by U.S. source capital losses of such non-U.S. holder (even though the individual is not considered a resident of the United States), provided the non-U.S. holder has timely filed U.S. federal income tax returns with respect to such losses.
Pursuant to the Foreign Investment in Real Property Tax Act, which is referred to as “FIRPTA,” distributions to a non-U.S. holder that are attributable to gain from sales or exchanges by us of USRPIs, whether or not designated as capital gain dividends, will cause the non-U.S. holder to be treated as recognizing such gain as income effectively connected with a U.S. trade or business. Non-U.S. holders generally would be taxed at the regular rates applicable to U.S. holders, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. We also will be required to withhold and to remit to the IRS 21% of any distribution to non-U.S. holders attributable to gain from sales or exchanges by us of USRPIs. Distributions subject to FIRPTA may also be subject to a 30% branch profits tax in the hands of a non-U.S. holder that is a corporation. The amount withheld is creditable against the non-U.S. holder’s U.S. federal income tax liability. However, any distribution with respect to any class of stock that is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market located in the U.S. is not subject to FIRPTA, and therefore, not subject to the 21% U.S. withholding tax described above, if the non-U.S. holder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of the distribution. Instead, such distributions generally will be treated as ordinary dividend distributions and subject to withholding in the manner described above with respect to ordinary dividends. Furthermore, distributions to “qualified foreign pension funds” or entities all of the interests of which are held by “qualified pension funds” are exempt from FIRPTA. Non-U.S. holders should consult their tax advisors regarding the application of these rules.
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
Sale of Our Stock Except as described below under “Redemption or Repurchase by Us,” gain realized by a non-U.S. holder upon the sale, exchange or other taxable disposition of our stock generally will not be subject to U.S. federal income tax unless such stock constitutes a USRPI. In general, stock of a domestic corporation that is a “United States real property holding corporation,” or USRPHC, will constitute a USRPI. We believe that we are a USRPHC. Our stock will not, however, constitute a USRPI so long as we are a “domestically controlled qualified investment entity.” A “domestically controlled qualified investment entity” includes a REIT in which at all times during a five-year testing period less than 50% in value of its stock is held directly or indirectly by non-U.S. persons, subject to certain rules. For purposes of determining whether a REIT is a

“domestically controlled qualified investment entity,” a person who at all applicable times holds less than 5% of a class of stock that is “regularly traded” is treated as a U.S. person unless the REIT has actual knowledge that such person is not a U.S. person. Because our common stock is (and, we anticipate, will continue to be) publicly traded, no assurance can be given that we are or will continue to be a “domestically controlled qualified investment entity.”
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
Notwithstanding the foregoing, gain from the sale, exchange or other taxable disposition of our stock not otherwise subject to FIRPTA will be taxable to a non-U.S. holder if either (a) the investment in our stock is treated as effectively connected with the conduct by the non-U.S. holder of a trade or business within the U.S. (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the U.S. to which such gain is attributable), in which case the non-U.S. holder will be subject to the same treatment as U.S. holders with respect to such gain, except that a non-U.S. holder that is a corporation may also be subject to the 30% branch profits tax (or such lower rate as may be specified by an applicable income tax treaty) on such gain, as adjusted for certain items, or (b) the non-U.S. holder is a nonresident alien individual who is present in the U.S. for 183 days or more during the taxable year and certain other conditions are met, in which case the non-U.S. holder will be subject to a 30% tax on the non-U.S. holder’s capital gains (or such lower rate specified by an applicable income tax treaty), which may be offset by U.S. source capital losses of the non-U.S. holder (even though the individual is not considered a resident of the U.S.), provided the non-U.S. holder has timely filed U.S. federal income tax returns with respect to such losses. In addition, even if we are a domestically controlled qualified investment entity, upon disposition of our stock, a non-U.S. holder may be treated as having gain from the sale or other taxable disposition of a USRPI if the non-U.S. holder (1) disposes of such stock within a 30-day period preceding the ex-dividend date of a distribution, any portion of which, but for the disposition, would have been treated as gain from the sale or exchange of a USRPI and (2) acquires, or enters into a contract or option to acquire, or is deemed to acquire, other shares of that stock during the 61-day period beginning with the first day of the 30-day period described in clause (1), unless such class of stock is “regularly traded” and the non-U.S. holder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of the distribution described in clause (1).
If gain on the sale, exchange or other taxable disposition of our stock were subject to taxation under FIRPTA or otherwise as a result of being effectively connected with the conduct by the non-U.S. holder of a trade or business within the U.S., the non-U.S. holder would be required to file a U.S. federal income tax return and would be subject to regular U.S. federal income tax with respect to such gain in the same manner as a taxable U.S. holder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, if the sale, exchange or other taxable disposition of our stock were subject to taxation under FIRPTA, and if shares of the applicable class of our stock were not “regularly traded” on an established securities market, the purchaser of such stock generally would be required to withhold and remit to the IRS 15% of the purchase price.
Redemption or Repurchase by Us A redemption or repurchase of shares of our stock will be treated under Section 302 of the Code as a distribution (and taxable as a dividend to the extent of our current and accumulated earnings and profits) unless the redemption or repurchase satisfies one of the tests set forth in Section 302(b) of the Code and is therefore treated as a sale or exchange of the redeemed or repurchased shares. See “Redemption or Repurchase by Us” under “Taxation of Taxable U.S. Holders of Our Stock” above. Qualified shareholders and their owners may be subject to different rules and should consult their tax advisors regarding the application of such rules. If the redemption or repurchase of shares is treated as a distribution, the amount of the distribution will be measured by the amount of cash and the fair market value of any property received. See “Distributions Generally” above. If the redemption or repurchase of shares is not treated as a distribution, it will be treated as a taxable sale or exchange in the manner described above under “- Sale of Our Stock.”
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
Sale or Other Taxable Disposition A U.S. holder will recognize gain or loss on the sale, exchange, redemption, retirement or other taxable disposition of a debt security. The amount of such gain or loss generally will be equal to the difference between the amount received for the debt security in cash or other property valued at fair market value (less amounts attributable to any accrued but unpaid interest, which will be taxable as interest to the extent not previously included in income) and the U.S. holder’s adjusted tax basis in the debt security. A U.S. holder’s adjusted tax basis in a debt security generally will be equal to the amount the U.S. holder paid for the debt security. Any gain or loss generally will be capital gain or loss and will be long-term capital gain or loss if the U.S. holder has held the debt security for more than one year at the time of such sale or other taxable disposition. Otherwise, such gain or loss will be short-term capital gain or loss. Long-term capital gains recognized by certain non-corporate U.S. holders, including individuals, generally will be taxable at reduced rates. The deductibility of capital losses is subject to limitations.
Non-U.S. Holders
Payments of Interest. Interest paid on a debt security to a non-U.S. holder that is not effectively connected with the non-U.S. holder’s conduct of a trade or business within the U.S. generally will not be subject to U.S. federal income tax or withholding, provided that:
•the non-U.S. holder does not, actually or constructively, own 10% or more of the total combined voting power of all classes of our voting stock or 10% or more of the profits or capital in Welltower OP;
•the non-U.S. holder is not a controlled foreign corporation related to us through actual or constructive stock ownership; and
•either (1) the non-U.S. holder certifies in a statement provided to the applicable withholding agent under penalties of perjury that it is not a U.S. person and provides its name and address; (2) a securities clearing organization, bank or other financial institution that holds customers’ securities in the ordinary course of its trade or business and holds the debt security on behalf of the non-U.S. holder certifies to the applicable withholding agent under penalties of perjury that it, or the financial institution between it and the non-U.S. holder, has received from the non-U.S. holder a statement under penalties of perjury that such holder is not a U.S. person and provides the applicable withholding agent with a copy of such statement; or (3) the non-U.S. holder holds its debt security directly through a “qualified intermediary” (within the meaning of the applicable Treasury Regulations) and certain conditions are satisfied.
If a non-U.S. holder does not satisfy the requirements above, such non-U.S. holder will be subject to withholding tax of 30%, subject to a reduction in or an exemption from withholding on such interest as a result of an applicable tax treaty. To claim such entitlement, the non-U.S. holder must provide the applicable withholding agent with a properly executed IRS Form W-8BEN or W-8BEN-E (or other applicable documentation) claiming a reduction in or exemption from withholding tax under the benefit of an income tax treaty between the U.S. and the country in which the non-U.S. holder resides or is established.
If interest paid to a non-U.S. holder is effectively connected with the non-U.S. holder’s conduct of a trade or business within the U.S. (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the U.S. to which such interest is attributable), the non-U.S. holder will be exempt from the U.S. federal withholding tax described above. To claim the exemption, the non-U.S. holder must furnish to the applicable withholding agent a valid IRS Form W-8ECI, certifying that interest paid on a debt security is not subject to withholding tax because it is effectively connected with the conduct by the non-U.S. holder of a trade or business within the U.S.
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
Sale or Other Taxable Disposition A non-U.S. holder will not be subject to U.S. federal income tax on any gain realized upon the sale, exchange, redemption, retirement or other taxable disposition of a debt security (such amount excludes any amount allocable to accrued and unpaid interest, which generally will be treated as interest and may be subject to the rules discussed above in “Payments of Interest”) unless:
•the gain is effectively connected with the non-U.S. holder’s conduct of a trade or business within the U.S. (and, if required by an applicable income tax treaty, the non-U.S. holder maintains a permanent establishment in the U.S. to which such gain is attributable); or

•the non-U.S. holder is a nonresident alien individual present in the U.S. for 183 days or more during the taxable year of the disposition and certain other requirements are met.
Gain described in the first bullet point above generally will be subject to U.S. federal income tax on a net income basis at the regular rates. A non-U.S. holder that is a corporation also may be subject to a branch profits tax at a rate of 30% (or such lower rate specified by an applicable income tax treaty) on such effectively connected gain, as adjusted for certain items.
A non-U.S. holder described in the second bullet point above will be subject to U.S. federal income tax at a rate of 30% (or such lower rate specified by an applicable income tax treaty) on gain realized upon the sale or other taxable disposition of a debt security, which may be offset by U.S. source capital losses of the non-U.S. holder (even though the individual is not considered a resident of the U.S.), provided the non-U.S. holder has timely filed U.S. federal income tax returns with respect to such losses.
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
Non-U.S. Holders Payments of dividends on stock of the Company or interest on debt securities of the Company or Welltower OP generally will not be subject to backup withholding, provided the applicable withholding agent does not have actual knowledge or reason to know the holder is a U.S. person and the holder either certifies its non-U.S. status, such as by furnishing a valid IRS Form W-8BEN, W-8BEN-E or W-8ECI, or otherwise establishes an exemption. However, information returns are required to be filed with the IRS in connection with any distributions on stock of the Company or interest on debt securities of the Company or Welltower OP paid to the non-U.S. holder, regardless of whether such distributions constitute a dividend or whether any tax was actually withheld. In addition, proceeds of the sale or other taxable disposition of such stock or debt securities (including a retirement or redemption of a debt security) within the U.S. or conducted through certain U.S.-related brokers generally will not be subject to backup withholding or information reporting if the applicable withholding agent receives the certification described above and does not have actual knowledge or reason to know that such holder is a U.S. person, or the holder otherwise establishes an exemption. Proceeds of a disposition of such stock or debt securities conducted through a non-U.S. office of a non-U.S. broker generally will not be subject to backup withholding or information reporting.
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
Medicare Contribution Tax on Unearned Income
Certain U.S. holders that are individuals, estates or trusts are required to pay an additional 3.8% tax on, among other things, dividends on stock, interest on debt obligations and capital gains from the sale or other disposition of stock or debt obligations, subject to certain limitations. U.S. holders should consult their tax advisors regarding the effect, if any, of these rules on their ownership and disposition of our stock or debt securities.
Additional Withholding Tax on Payments Made to Non-U.S. Accounts
Withholding taxes may be imposed under Sections 1471 to 1474 of the Code (such sections commonly referred to as the Foreign Account Tax Compliance Act (“FATCA”)) on certain types of payments made to non-U.S. financial institutions and certain other non-U.S. entities. Specifically, a 30% withholding tax may be imposed on dividends on stock of the Company, interest on debt securities of the Company or Welltower OP, in each case paid to a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code), unless (1) the foreign financial institution undertakes certain diligence and reporting obligations, (2) the non-financial foreign entity either certifies it does not have any “substantial United States owners” (as defined in the Code) or furnishes identifying information regarding each substantial United States owner, or (3) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in clause (1) above, it must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by certain “specified United States persons” or “United States owned foreign entities” (each as defined in the Code), annually report certain information about such accounts, and withhold 30% on certain payments to non-compliant foreign financial institutions and certain other account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the U.S. governing FATCA may be subject to different rules.
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
In addition, the tax laws and regulations in non-U.S. jurisdictions may impose costs and expenses on the Company, its subsidiaries and assets and investments of the Company held in non-U.S. jurisdictions (including the costs of compliance with and filings under applicable laws, rules and regulations). The Company has substantial assets, and will likely be subject to tax, reporting, legal, regulatory, and other obligations, in the U.K. and Canada. The treatment of an entity for U.S. federal income tax purposes may not be determinative of its treatment for certain state, local, or non-U.S. tax purposes.
Additionally, the Organization for Economic Cooperation and Development has proposed model rules for a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. While the U.S. has not yet enacted rules implementing Pillar 2, both the U.K. and Canada have. Although the Pillar 2 rules can lead to additional taxes (“Pillar 2 Taxes”), including taxes on our profits in the U.S., certain parts of the Pillar 2 rules do not apply to “Real Estate Investment Vehicles” and certain of their affiliates. In the event we do not qualify as a Real Estate Investment Vehicle, or one or more of our affiliates do not qualify as a “subsidiary” that is excluded from the Pillar 2 rules, or we do not otherwise qualify for a safe harbor under the Pillar 2 rules, we or our subsidiaries may be subject to Pillar 2 Taxes. We have undertaken an initial assessment, which determined we will meet the transitional safe harbor for the year ended December 31, 2024. We will continue to evaluate the potential consequences of Pillar 2 on our longer-term financial position.
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
A publicly traded partnership is a partnership whose interests are traded on an established securities market or are readily tradable on a secondary market (or the substantial equivalent thereof). While interests in Welltower OP and Subsidiary Partnerships will not be traded on an established securities market, they could possibly be deemed to be traded on a secondary market or its equivalent due to the redemption rights enabling the limited members to dispose of their interests. A publicly traded partnership will not, however, be treated as a corporation for any taxable year if 90% or more of the partnership’s gross income for such year consists of certain passive-type income, including (as may be relevant here) real property rents, gains from the sale or other disposition of real property, interest and dividends (the “90% Passive Income Exception”). The income requirements applicable to us in order for us to qualify as a REIT under the Code and the definition of qualifying income under the Passive Income Exception are very similar. Although differences exist between these two income tests, we do not believe that these differences would cause Welltower OP or Subsidiary Partnerships not to satisfy the 90% Passive Income Exception applicable to publicly traded partnerships.
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
Partnership Audit Rules A partnership (and not its partners) must pay any “imputed underpayments,” consisting of delinquent taxes, interest and penalties deemed to arise out of an audit of the partnership, unless certain alternative methods are available, and the partnership elects to utilize them. The IRS has issued regulations providing details on many of these provisions, but it is still not entirely clear how all of these rules will be implemented. Accordingly, it is possible that in the future, we and/or any partnership in which we are a partner could be subject to, or otherwise bear the economic burden of, U.S. federal income tax, interest and penalties resulting from a U.S. federal income tax audit.
Internet Access to Our SEC Filings
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as our proxy statements and other materials that are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on the Internet at www.welltower.com/investors, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. We routinely post important information on our website at www.welltower.com in the “Investors” section, including corporate and investor presentations and financial information. We intend to use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website under the heading “Investors.” Accordingly, investors should monitor such portion of our website in addition to following our press releases, public conference calls and filings with the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only.
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
Forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause our actual results to differ materially from our expectations discussed in the forward-looking statements. This may be a result of various factors, including, but not limited to:
•the impact of macroeconomic and geopolitical developments, including economic downturns, elevated inflation and interest rates, political or social conflict, unrest or violence or similar events;
•the status of capital markets, including availability and cost of capital;
•issues facing the healthcare industry, including compliance with, and changes to, regulations and payment policies, responding to government investigations and punitive settlements, public perception of the healthcare industry and operators’/tenants’ difficulty in cost-effectively obtaining and maintaining adequate liability and other insurance;
•changes in financing terms;
•competition within the healthcare and seniors housing industries;

•negative developments in the operating results or financial condition of operators/tenants, including, but not limited to, their ability to pay rent and repay loans;
•our ability to transition or sell properties with profitable results;
•the failure to make new investments or acquisitions as and when anticipated;
•natural disasters, public health emergencies and extreme weather affecting our properties;
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
•the movement of U.S. and foreign currency exchange rates and changes to U.S. and global monetary, fiscal or trade policies;
•our approach to artificial intelligence ("AI");
•our ability to maintain our qualification as a REIT;
•key management personnel recruitment and retention; and
•the other risks and uncertainties described under “Item 1A — Risk Factors.”
We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the related notes, before making an investment decision.
The risks described below are not the only risks or uncertainties we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, prospects, or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. Additionally, while some of the factors, events and contingencies described herein may have occurred in the past, the disclosures herein are not representations as to whether or not they have occurred, and are instead provided because future occurrences thereof could adversely affect Welltower. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Additionally, macroeconomic and geopolitical developments, including public health crises, escalating global conflicts, supply chain disruptions, labor market constraints, rising rates of inflation and high interest rates may amplify many of the risks discussed below to which we are subject. The extent of the impact of macroeconomic and geopolitical developments, including public health crises, on our financial and operating performance depends significantly on the duration and severity of such macroeconomic and geopolitical developments, the actions taken to contain or mitigate its impact and any changes in consumer behaviors as a result thereof.
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
Risks Arising from Our Business:
Our business model and the operations of our business involve risks, including those related to:
•operational and legal risks with respect to our properties;
•the ability of operators and tenants to make payments to us;
•investments in and acquisitions of healthcare and seniors housing properties;
•unknown liability exposure related to acquired properties;
•competition for acquisitions may result in increased prices;
•our joint venture partners;
•our ability to replace our managers on a timely and successful basis;
•the impacts of severe cold and flu seasons or other widespread illnesses or public health crises and government reaction thereto, on occupancy;
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
•controls imposed on certain of our tenants who provide healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay;
•our operators’ or tenants’ failure to comply with federal, state, province, local and industry-regulated licensure, certification and inspection laws, regulations and standards;
•unfavorable resolution of pending and future litigation matters and disputes;
•development, redevelopment and construction;
•bank failures or other events affecting financial institutions;
•losses caused by severe weather conditions, natural disasters or the physical effects of climate change;
•costs incurred to remediate environmental contamination at our properties;
•our reliance on data and technology systems and the increasing risks of cybersecurity incidents;

•evolving privacy regulations;
•Sustainability-related laws, regulations, commitments and stakeholder expectations;
•our approach to AI;
•negative publicity regarding the healthcare industry;
•our dependence on key personnel; and
•Welltower's holding company status.
Risks Arising from Our Capital Structure
Our capital structure involves exposure to risks, including those related to:
•our future leverage;
•the availability of cash for distributions to stockholders;
•covenants in our debt agreements;
•limitations on our ability to access capital;
•any downgrades in our credit ratings; and
•elevating or increasing interest rates.
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
•special requirements applicable to the lease of qualified healthcare properties to a taxable REIT subsidiary;
•tax consequences if certain sale-leaseback transactions are not characterized by the IRS as “true leases";
•changes in our tax rate or exposure to additional tax liabilities; and
•the impact to our TRSs of the Corporate Alternative Minimum Tax imposed by the Inflation Reduction Act of 2022 and the proposed regulations thereunder.
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
Risks Arising from Our Business
We are exposed to operational and legal risks with respect to our properties that could adversely affect our revenue and operations
Although we have some general oversight approval rights and the right to review operational and financial reporting information with respect to our properties, our operators, managers and tenants are ultimately in control of the day-to-day business of the property, including clinical decision-making. As a result, we face operational risks related to, among other things, fluctuations in occupancy experienced during the normal course of business; Medicare and Medicaid reimbursement, if applicable and private pay rates; economic conditions; labor and employment matters (including increases in the cost of labor for us or our operators or tenants); competition; compliance with federal, state, local and industry-regulated licensure, certification, inspection, fraud and abuse, reimbursement, data privacy, cybersecurity and other laws, regulations and standards, as applicable; the availability and increases in cost of general and professional liability insurance coverage; increases in property taxes; state regulation and rights of residents related to entrance fees; and litigation involving our properties or residents/patients. Any one or a combination of these factors may adversely affect our revenue and operations and could eventually lead to impairment of our properties. For example, in cases where our taxable REIT subsidiary (“TRS”) is required to hold a healthcare license and enroll in a government healthcare program (e.g., Medicare or Medicaid), penalties for failure to comply with applicable healthcare laws may include loss or suspension of licenses and certificates of need, certification or accreditation, exclusion from government healthcare programs, administrative sanctions and civil monetary penalties. In addition, we have entered into joint ventures with respect to certain of our properties that were structured under the provisions of RIDEA, which permits REITs to participate directly in the cash flow of “qualified healthcare properties” (as compared to receiving only contractual rent payments), but requires them to rely on an operator to manage and operate the property, including complying with laws and providing resident care. However, as the owner of the property under a RIDEA structure, we are responsible for, and our financial performance is impacted by, operational and legal risks and liabilities of the property, including those described above, even though we have limited ability to control or influence our operators’ management of these risks. If these or other operational or legal risks occur with respect to our properties, our business could suffer and our financial position, results of operations or cash flows may be materially affected.
Decreases in our operators’ or tenants' revenues or increases in our operators’ or tenants' expenses, including as a result of increased labor costs, could affect their ability to make payments to us
We have very limited control over the success or failure of our operators' or tenants' businesses and, at any time, an operator or tenant may experience a downturn in their business that weakens their financial condition. Our operators’ and tenants' revenues are primarily driven by occupancy, private pay rates and Medicare and Medicaid reimbursement, if applicable. Expenses are primarily driven by the costs of labor, supplies, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and are expected to continue to, come under pressure due to reimbursement cuts and state budget shortfalls and changes in reimbursement policies and other governmental regulation resulting from actions by the U.S. Congress, U.S. executive orders or other governmental or regulatory agencies may result in reductions in our operators’ or tenants’ revenues and affect our operators’ and tenants’ ability to meet their obligations to us. In addition, geopolitical tensions or conflicts, such as the ongoing conflicts between Russia and Ukraine and in the Middle East, economic downturns, elevated inflation and interest rates, natural disasters, weather events, terrorist attacks, epidemics or other outbreaks of disease, political or social unrest or violence, or similar events, globally or in any of our markets, could adversely affect our operators’ and tenants' revenues, which would in turn affect our results of operations.
Operating and borrowing costs have increased, and are expected to continue to increase, for our operators and tenants. In particular, our operators' and tenants' businesses have experienced increases in labor costs resulting from shortages of medical and non-medical staff. A number of factors have adversely affected the labor force available to our operators and tenants or labor costs, including increased industry competition, high employment levels, increased wages offered by other employers and government regulations. For example, California SB-525, which became effective in June 2024, requires certain healthcare facility employers to pay wages for certain covered employees that are higher than other state-mandated minimum wages. In some geographic areas, the scarcity of specialized medical personnel, experienced senior care professionals and other workers has been an operating issue affecting a wide range of healthcare providers and senior care and housing facilities. Such shortages have and may continue to impact the operations of our operators and tenants, resulting in increased labor and operating costs. Labor shortages or cost inflation may impact our operators' and tenants' abilities to comply with minimum staffing requirements under applicable federal and state regulations. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to fines and other regulatory penalties, including the suspension of patient admissions, the termination of Medicaid participation or the suspension or revocation of licenses.
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
Increased competition and oversupply may affect our operators’ and managers' ability to meet their obligations to us
The operators and managers of our properties compete on a local and regional basis with operators and managers of properties and other healthcare providers that provide comparable services for residents and patients, including on the basis of the scope and quality of care and services provided, clinical conditions and safety, including as a result of any widespread illness or epidemic, consumer confidence in and public perception about such healthcare services and financial condition, physical appearance of the properties, price and location. In addition, in light of labor shortages for medical and non-medical workers in many geographic areas, our operators and tenants may increasingly compete to attract qualified and experienced employees. Our operators and managers could encounter increased competition in the future that could limit their ability to attract residents and employees or expand their businesses. We cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that meet our expected yields and fulfill their obligations to us. If our operators and managers cannot compete effectively or if there is an oversupply of facilities, their financial performance could have a material adverse effect on our financial results.
Our investments in and acquisitions of healthcare and seniors housing properties may be unsuccessful or fail to meet our expectations
Some of our acquisitions may not prove to be successful. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities and acquired properties might require significant management attention that would otherwise be devoted to our ongoing business, including, in each case, as a result of downturns in local economies, changes in local real estate conditions, changing demographics, increased construction and competition or decreased demand for our properties or regional climate events. If we agree to provide construction funding to an operator/tenant and the project is not completed, we may need to take steps to ensure completion of the project. Such expenditures may result in significant costs and negatively affect our results of operations, including as a result of volatility in the price of construction materials or labor. Investments in and acquisitions of seniors housing and healthcare properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. Furthermore, there can be no assurance that our anticipated acquisitions and investments, the completion of which is subject to various conditions, will be consummated in accordance with anticipated timing, on anticipated terms, or at all. We may be unable to obtain or assume financing for acquisitions on favorable terms or at all. Healthcare properties are often highly customizable, and the development or redevelopment of such properties may require costly tenant-specific improvements. The actual costs of development or redevelopment may be greater than our estimates. We have experienced delays and disruptions to property redevelopment as a result of supply chain issues and construction material and labor shortages and may experience additional or more significant such delays in the future. We also may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition. Acquired properties may be located in new markets, either within or outside the U.S., where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office, hiring and retaining key personnel and unfamiliarity with local governmental and permitting procedures. These risks may be exacerbated by the volume and complexity of such activity, as well as by geopolitical tension or instability, political and social conditions, inflationary pressures, interest rate fluctuations, climate and weather-related risks and supply chain disruptions. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisitions, investment, development and redevelopment opportunities and may lead to impairment of such assets.
Acquired properties may expose us to unknown liability
We may acquire properties or invest in joint ventures that own properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based on ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include, among others: liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors and others indemnified by the former owners of the properties.
Competition for acquisitions may result in increased prices for properties
In order to maintain current revenues and continue generating attractive returns, we seek to reinvest cash available from the proceeds of sales of our securities, principal payments on our loans receivable or the sale of properties, including non-elective dispositions, in a timely manner. We face competition for acquisition opportunities from other well-capitalized investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, developers, partnerships and individual investors. In addition, the limited development occurring during the COVID-19 pandemic continues to depress the number of new properties available. This competition may adversely affect us by subjecting us to the following risks: we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, some of whom may have greater financial resources and lower costs of capital, and, even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price.
Our investments in joint ventures could be adversely affected by our lack of exclusive control over these investments, our partners’ insolvency or failure to meet their obligations and disputes between us and our partners
We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, including the possibility that our partner might become insolvent, refuse to make capital contributions when due or otherwise fail to meet its obligations, which may result in certain liabilities to us for guarantees and other commitments; that our partner might at any time have economic or other business interests or goals that are or become inconsistent with our interests or goals; that we could become engaged in a dispute with our partner, which could require us to expend additional resources to resolve such dispute and could have an adverse impact on the operations and profitability of the joint venture; that our partner may be in a position to take action or withhold consent contrary to our instructions or requests; our joint venture partners may have competing interests in our markets that could create conflicts of interests; and that our joint venture partners may be structured differently than us for tax purposes, which could create conflicts of interest and risks to our REIT status. In some instances, we and/or our partner may have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, acquire our partner’s interest or sell the underlying asset at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it. On the other hand, our ability to transfer our interest in a joint venture to a third party may be restricted at a time when we would otherwise prefer to sell it, and the market for such interest may be limited and/or valued lower than fair market value. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition or financing of a property.
We have rights to terminate our management agreements with operators, in whole or with respect to specific properties under certain circumstances, and we may be unable to replace operators if our management agreements are terminated or not renewed
We are party to long-term management agreements with our Seniors Housing Operating managers pursuant to which they provide comprehensive property management, accounting and other services with respect to our Seniors Housing Operating properties. Although we have the right to terminate any of our management agreements, whether upon the occurrence of certain events or for no cause, there is no assurance that we would be able to timely source a replacement or that any replacement manager would be effective. Any transition to a new manager would most likely require regulatory approval and potentially the approval of the holders of any liens on the property. The failure to replace a manager on a timely or successful basis, as well as the failure to receive required approvals, could have an adverse effect on the properties and our revenue.
A severe cold and flu season, epidemics or any other widespread illnesses or public health crisis and government reaction thereto, could adversely affect the occupancy of our Seniors Housing Operating and Triple-net properties
Our business and operations are exposed to risks from, severe cold and flu seasons or the occurrence of other epidemics, pandemics, widespread illnesses or public health crises, as occurred during the height of the COVID-19 pandemic. Our revenues and our operators' revenues are dependent on occupancy and the occupancy of our Seniors Housing Operating and Triple-net properties could significantly decrease in the event of a severe cold and flu season, or other epidemics, pandemics, widespread illness or public health crises. Such a decrease would affect the operating income of our Seniors Housing Operating properties and the ability of our Triple-net operators to make payments to us. In addition, a future epidemic, pandemic, widespread illness or public health crisis could significantly increase the cost burdens faced by our operators, including if they are required to implement quarantines for residents or see a reduction in occupancy, and adversely affect their ability to meet their obligations to us, which would have a material adverse effect on our financial results.
The impacts of such events could be severe and far-reaching, and may impact our operations in several ways, including: (i) operators and tenants could experience deteriorating financial conditions and be unable or unwilling to pay payments to us on time and in full; (ii) we may have to restructure operators' or tenants' obligations and may not be able to do so on terms that are favorable to us; (iii) we may experience increased operational challenges and costs resulting from logistical challenges such as supply chain interruptions, business closures, restrictions on the movement of people and remote or hybrid work schedules, which introduce additional operational risks including cybersecurity risks; (iv) increased operational costs incurred by us and our operators across all of our properties as a result of public health measures and other regulations affecting our properties and operations, as well as additional health and safety measures adopted by us and our operators and tenants, unique pressures on seniors housing and medical practice employees during periods of widespread illness like at the height of the COVID-19 pandemic including labor shortages resulting from macroeconomic trends; and (v) costs of development including expenditures for materials utilized in construction and labor essential to complete existing developments in progress, may increase substantially.
The insolvency or bankruptcy of our tenants, operators, borrowers, managers and other obligors may adversely affect our business, results of operations and financial condition
We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors may not be able to meet the rent, principal and interest or other payments due us, which may result in a tenant, operator, borrower, manager or other obligor bankruptcy or insolvency, or that a tenant, operator, borrower, manager, or other obligor might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict a tenant, demand immediate payment of rent and exercise other remedies, and our loans provide us with the right to terminate any funding obligation, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant, operator, borrower, manager or other obligor in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and interest in the case of a loan, and to exercise other rights and remedies. In addition, if a lease is rejected in a tenant bankruptcy, our claim against the tenant may be limited by applicable provisions of the bankruptcy law. We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. In some instances, we have terminated our lease with a tenant and relet the property to another tenant. In some of those situations, we have provided working capital loans to and limited indemnification of the new obligor. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Publicity about the operator's financial condition and insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Should such events occur, our revenue and operating cash flow may be adversely affected.
Ownership of property outside the U.S. may subject us to different or greater risks than those associated with our domestic operations
We have operations in the U.K. and Canada, which represent 10.9% and 7.0% of total Welltower revenues, respectively. International development, ownership and operating activities involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to, any international currency gain or loss recognized with respect to changes in exchange rates, which may not qualify under the 75% gross income test or the 95% gross income test required for us to satisfy annually in order to qualify and maintain our status as a REIT; challenges with respect to the repatriation of foreign earnings and cash; impact from international trade disputes and the associated impact on our tenants' supply chain and consumer spending levels; changes in foreign political, regulatory and economic conditions (regionally, nationally and locally) including, challenges in managing international operations; challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and other civil and criminal legal proceedings; foreign ownership restrictions with respect to operations in foreign countries; local businesses and cultural factors that differ from our usual standards and practices; differences in lending practices and the willingness of domestic or foreign lenders to provide financing; regional or country-specific business cycles and political and economic instability; and failure to comply with applicable laws and regulations in the U.S. that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act.
Further, our operations in the U.K. may be adversely impacted by global and local economic volatility experienced as a result of geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine and in the Middle East, elevated inflation and interest rates, the energy crisis that has seen supply shortages and higher oil, gas and electricity prices, volatility in commodity prices, credit and capital markets, an increase in cybersecurity incidents, as well as labor market challenges affecting the cost, recruitment and retention of employees.
If our tenants do not renew their existing leases, or if we are required to sell properties for liquidity reasons, we may be unable to lease or sell the properties on favorable terms, or at all
We cannot predict whether our tenants will renew existing leases at the end of their lease terms, which expire at various times. If these leases are not renewed, we would be required to find other tenants to occupy those properties or sell them. There can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Our competitors may offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers and we may be pressured to reduce our rental rates below those we currently charge to retain customers when leases expire. In addition, our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms.
Real estate investments are relatively illiquid and most of the property we own is highly customized for specific uses. Our ability to quickly sell or exchange any of our properties in response to changes in operator, economic and other conditions will be limited. Although our properties are less affected by the commercial real estate market trends, this limitation could be exacerbated by the decline of commercial real estate as a result of elevated interest rates, inflation and depressed property values across sectors. No assurances can be given that we will recognize full value for any property that we are required to sell. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations. In addition, we are exposed to the risks inherent in concentrating investments in real estate, and in particular, the seniors housing and healthcare industries. A downturn in the real estate industry could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us.
Our tenants, operators and managers may not have the necessary insurance coverage to insure adequately against losses
We maintain or require our tenants, operators and managers to maintain comprehensive insurance coverage on our properties and their operations with terms, conditions, limits, and deductibles that we believe are customary for similarly situated companies in our industry and we frequently review our insurance programs and requirements. Our tenants, operators and managers may not be able to maintain adequate levels of insurance and required coverages. Also, we may not be able to require the same levels of insurance coverage under our lease, management, and other agreements, which could adversely affect us in the event of a significant uninsured loss. We cannot make any guarantee as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants, operators and managers. Insurance may not be available at a reasonable cost in the future or policies may not be maintained at a level that will fully cover all losses on our properties upon the occurrence of a catastrophic event. This may be especially the case due to increases in property insurance costs as a result of extreme weather events or otherwise. For example, the U.S. flood insurance market has been influenced by, among other things, the increasing occurrence of flood events and the introduction of a new governmental risk rating system, resulting in significant changes in the availability and affordability of coverage.
In addition, in recent years, long-term/post-acute care and seniors housing operators and managers have experienced substantial increases in both the number and size of patient care liability claims. As a result, general and professional liability costs have increased in some markets. Moreover, the rise in outsized jury verdicts and/or intensifying natural disasters could threaten policy limits and/or sub-limits, which may result in the exhaustion of available insurance coverage for the remainder of the policy year. Finally, our use, and the usage by some of our tenants, operators and managers of self-insurance and/or use of a wholly owned captive insurance company, if not adequately funded, could have a material adverse effect on our liquidity and that of our tenants, operators and managers.
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
The requirements of, or changes to, governmental reimbursement programs, such as Medicare, Medicaid or government funding, could have a material adverse effect on our obligors’ liquidity, financial condition and results of operations, which could adversely affect our obligors’ ability to meet their obligations to us
Some of our obligors’ businesses are affected by government reimbursement. To the extent that an operator, manager or tenant receives a significant portion of its revenues from government payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, court decisions, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries or carriers, change-of-ownership rules, government funding restrictions (at a program level or with respect to specific facilities), any lapse in Congressional funding of the Centers for Medicare and Medicaid Services and interruption or delays in payments due to any ongoing government investigations and audits at such property. Federal and state authorities may continue seeking to implement new or modified reimbursement methodologies that may negatively impact healthcare property operations. See “Item 1 - Business - Certain Government Regulations - United States - Reimbursement” above for additional information. Healthcare reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of our obligors and properties. There can be no assurance that adequate reimbursement levels will be available for services provided by any property operator or manager, whether the property receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an obligor’s liquidity, financial condition and results of operations, which could adversely affect the ability of an obligor to meet its obligations to us. In addition, if a partial or total federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicaid and Medicare, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business could suffer and our financial position, results of operations or cash flows may be materially affected.
Since January 1, 2014, the Health Reform Laws have provided those states that expand their Medicaid coverage to otherwise ineligible state residents with incomes at or below 138% of the federal poverty level with an increased federal medical assistance percentage, effective January 1, 2014, when certain conditions are met. The federal government substantially funds the Medicaid expansion and as of December 2024, the number of states implementing expansion has grown to more than 80% of all states. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but further straining state budgets and their ability to pay our tenants.
Health reform measures could be implemented as a result of political, legislative, regulatory and administrative developments and judicial proceedings. Further the impact that the results of the 2024 Presidential and Congressional elections and potential subsequent developments may have on health reform (including through new legislative, executive or regulatory efforts) remains uncertain, and any changes will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Health Reform Laws. If the operations, cash flows or financial condition of our operators, managers and tenants are materially adversely impacted by the Health Reform Laws or future legislation, our revenue and operations may be adversely affected as well. More generally, and because of the dynamic nature of the legislative and regulatory environment for healthcare products and services, and in light of existing federal deficit and budgetary concerns, we cannot predict the impact that broad-based, far-reaching legislative or regulatory changes could have on the U.S. economy, our business or that of our operators and tenants.
If controls imposed on certain of our tenants who provide healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay affect inpatient volumes at our healthcare facilities, the financial condition or results of operations of those tenants could be adversely affected
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect certain of our healthcare facilities, specifically our acute care hospitals and post-acute facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide healthcare services in our hospitals and post-acute facilities. If so, this could adversely affect these tenants’ ability and willingness to comply with the terms of their leases with us and/or renew those leases upon expiration, which could have a material adverse effect on us.
Our operators’, managers' or tenants’ failure to comply with federal, state, province, local and industry-regulated licensure, certification and inspection laws, regulations and standards could adversely affect such operators’, managers' or tenants’ operations, which could adversely affect their ability to meet their obligations to us
Our operators, managers and tenants generally are subject to or impacted by varying levels of federal, state, local and industry-regulated licensure, certification and inspection laws, regulations and standards. These laws and regulations include, among others: laws protecting consumers against deceptive practices; laws relating to the operation of our facilities and how our operators, managers and tenants conduct their business, such as fire, health and safety, data security and privacy laws; federal and state laws affecting hospitals, clinics and other healthcare communities that participate in both Medicare and Medicaid that specify reimbursement rates, pricing, reimbursement procedures and limitations, quality of services and care, background checks, food service and physical plants and similar foreign laws regulating the healthcare industry; resident rights laws (including abuse and neglect laws) and fraud laws; anti-kickback and physician referral laws; the Americans with Disabilities Act of 1990 and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration or similar foreign agencies. Our operators’, managers' or tenants’ failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, suspension, decertification or exclusion from federal and state healthcare programs, civil liability and in certain limited instances, criminal penalties, material restrictions on or loss of license, closure of the facility and/or the incurrence of considerable costs arising from an investigation or regulatory action. Such actions may have an effect on our operators’, managers' or tenants’ ability to make lease payments to us and, therefore, adversely impact us. In addition, we may be directly subject to these laws, regulations and standards, as well as potential investigation or enforcement and liability, as a result of our RIDEA-structured arrangements and certain other arrangements, we may pursue with healthcare entities who are directly subject to these laws. See “Item 1 - Business - Certain Government Regulations - United States - Fraud & Abuse Enforcement” and “Item 1 - Business - Certain Government Regulations - United States - Healthcare Matters - Generally” above.
Many of our properties may require a license, registration and/or CON to operate. Failure to obtain a license, registration or CON, or loss of a required license, registration or CON would prevent a facility from operating in the manner intended by the operators, managers or tenants. These events could materially adversely affect our operators’, managers' or tenants’ ability to make a profit or our operators', managers' or tenants' ability to make rent or other obligatory payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of healthcare facilities, by requiring a CON or other similar approval from a state agency. See “Item 1 — Business — Certain Government Regulations — United States — Licensing and Certification” above.
In addition, we cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, including our operators, managers or tenants, nor can we be certain that our operators, managers or tenants will achieve and maintain occupancy and rate levels or labor cost levels that will enable them to satisfy their obligations to us.
Unfavorable resolution of pending and future litigation matters and disputes could have a material adverse effect on our financial condition
From time to time, we are directly involved or named as a party in legal proceedings, lawsuits and other claims that involve class actions, disputes regarding property damage, care matters and other issues. We also are named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators, tenants or managers in which such operators, tenants or managers have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses. Employment related class action lawsuits have increased in recent years, including class action lawsuits brought against our operators and managers in certain states regarding employee and government requirements concerning wage and hour claims and fair housing complaints, as well as class action lawsuits related to staffing and care. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending or future litigation. In addition, pending litigation or future litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations. An unfavorable resolution of pending or future litigation or legal proceedings may have a material adverse effect on our business, results of operations and financial condition. Regardless of its outcome, litigation may result in substantial costs and expenses, significantly divert the attention of management and could damage our reputation and our brand. In addition, any such resolution could involve our agreement to terms that restrict the operation of our business. We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.
Development, redevelopment and construction risks could affect our profitability
We invest in various development and redevelopment projects. In deciding whether to acquire, develop or redevelop a particular property, we make assumptions regarding the expected future performance of that property. In particular, we estimate the return on our investment based on expected construction costs, lease up velocity, occupancy, rental rates, operating expenses, capital costs and future competition. If our financial projections with respect to a new property are inaccurate, the property may fail to perform as we expected in analyzing our investment. Our estimate of the costs of repositioning or redeveloping an acquired property may prove to be inaccurate, which may result in our failure to meet our profitability goals.
Our development, redevelopment and construction projects are vulnerable to the impact, and have been impacted by, material shortages, labor rates, price volatility and inflation. For example, shortages and fluctuations in the price of lumber, electrical equipment or in other important raw materials have resulted in and could continue to result in delays in the start or completion of, or increase the cost of, developing one or more of our projects. Pricing for labor and raw materials can be affected by various national, regional, local, economic and political factors, including changes to immigration laws that impact the availability of labor or tariffs on imported construction materials. These macroeconomic trends have been, and may continue to be, exacerbated by supply chain disruptions, fluctuations in interest rates, the conflicts between Russia and Ukraine and in the Middle East and other international and domestic events impacting the macroeconomic environment. Additional conditions and risks affecting our development, redevelopment and construction projects include: (i) liability if our communities are not constructed in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements, which noncompliance could result in imposition of fines, an award of damage to private litigants and a requirement that we undertake structural modifications to remedy the noncompliance; (ii) cost overruns, especially in the current geopolitical transition environment regarding tariffs, and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, material shortages or supply chain delays); (iii) the potential for fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) the potential that we may expend funds and management time, or fail to recover expenses already incurred, if we do not complete projects already started or abandon development or redevelopment opportunities after we begin to explore them; (v) the inability to complete leasing of a property on schedule or at all, resulting in an increase in carrying or development or redevelopment costs; (vi) the possibility that properties will be leased at below expected rental rates, (vii) to the extent the development or redevelopment activities are conducted in partnership with third parties, the possibility of disputes with our joint venture partners and the potential that we miss certain project management deadlines and (ix) changing technologies and cultural trends that may negatively impact future demand for our properties.
In connection with our renovation, redevelopment, development and related construction activities, we may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, or satisfactory tax rates, incentives or abatements. Operators or managers of new facilities we construct may need to obtain Medicare and Medicaid certification and enter into Medicare and Medicaid provider agreements and/or third-party payor contracts. In the event that the operator or manager is unable to obtain the necessary licensure, certification, provider agreements or contracts after the completion of construction, there is a risk that we will not be able to earn any revenues on the facility until either the initial operator obtains a license or certification to operate the new facility and the necessary provider agreements or contracts, or we find and contract with a new operator or manager that is able to obtain a license to operate the facility for its intended use and the necessary provider agreements or contracts. We have experienced such delays in obtaining necessary licensing for constructed properties and may experience additional or more significant delays in the future.
We rely on our development managers, general contractors and subcontractors to oversee and manage day-to-day construction activities. If any such party underperforms or experiences financial or other problems during the construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns and may need to exercise contractual remedies against such party, which may include termination of the applicable underlying service contract. In the event such termination occurs mid-construction, we would likely need to engage a new service provider, which could result in additional costs and delays as the transition between providers occurs.

The above-described factors could result in increased costs or our abandonment of these projects. In addition, we may abandon opportunities we have begun to investigate, for a range of reasons, including changes in expected financing or construction costs, adverse changes in expected rents or expenses, adverse environmental and/or geotechnical findings, conditions to zoning approval, legal and regulatory hurdles, including moratoriums on development and redevelopment activities, changes in market and economic conditions, natural disasters and other catastrophic events, damage, vandalism or accidents, higher requirements for capital improvements, decreased demand due to competition or other market and economic conditions or defects that we do not discover through the inspection processes, which would result in additional expenses beyond those originally expected. In addition, we may not be able to obtain financing on favorable terms, or at all, which may render us unable to proceed with our development activities. We may not be able to complete construction and lease-up of a property on budget and on schedule, which could result in increased debt service expense or construction costs. Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for significant cash returns. Because we are required to make cash distributions to our stockholders, if the cash flow from operations or refinancing is not sufficient, we may be forced to borrow additional money to fund such distributions. Newly developed and acquired properties may not produce the cash flow that we expect, which could adversely affect our overall financial performance.
Bank failures or other events affecting financial institutions could have a material adverse effect on our and our operators' and tenants' liquidity, results of operations and financial condition
The failure of a bank, or events involving limited liquidity, defaults, non-performance, or other adverse conditions in the financial or credit markets impacting financial institutions, or concerns or rumors about such events, may adversely impact us, either directly or through an adverse impact on our tenants, operators and borrowers. A bank failure or other event affecting financial institutions could lead to disruptions in our or our tenants', operators' and borrowers' access to bank deposits or borrowing capacity, including access to letters of credit from certain of our tenants relating to lease obligations. In addition, our or our tenants', operators' and borrowers' deposits in excess of the Federal Deposit Insurance Corporation limits may not be backstopped by the U.S. government, and banks or financial institutions with which we or our tenants, operators and borrowers do business may be unable to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. Any adverse effects to our tenants', operators' or borrowers' liquidity or financial performance could affect their ability to meet their financial and other contractual obligations to us, which could have a material adverse effect on our business, results of operations and financial condition.
We may experience losses caused by severe weather conditions, natural disasters or the physical effects of climate change, which could result in an increase of our or our tenants’ cost of insurance, unanticipated costs associated with evacuation, a decrease in our anticipated revenues or a significant loss of the capital we have invested in a property
A large number of our properties are located in areas particularly susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, freeze events in warmer climates, earthquakes, tornadoes and floods, as well as the effects of climate change. For example, in 2024, various parts of the U.S. and our portfolio were impacted by Hurricanes Beryl, Debby, Helene and Milton, as well as from wildfires in a number of geographies, among other events, including one of our properties which suffered severe damage.
While we believe, given current industry practice and analysis prepared by outside consultants, that our and our tenants’ insurance coverage is appropriate to cover reasonably anticipated losses that may be caused by hurricanes, wildfires, freeze events, earthquakes, tornadoes, floods, wildfires and other severe weather conditions and natural disasters, including the effects of climate change. We are always subject to the risk that such insurance will not fully cover all losses and depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including the costs associated with evacuation. Moreover, an increase in volatility and difficulty predicting adverse weather events, such as the changes in tornado patterns in recent years, may result in additional losses. Intensifying natural disasters, climate change and extreme weather events, coupled with the current economic climate, have directly affected the availability of insurance premiums, deductibles and the capacity insurers are willing to underwrite. These factors may lead to an increase of our and our operators' or tenants’ cost of insurance, a decrease in our anticipated revenues from an affected property and a loss of all or a portion of the capital we have invested in an affected property. In addition, we or our tenants may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our or our operators' or tenants’ judgment, the value of the coverage relative to the risk of loss, and as a result, we may determine to self-insure more of our exposure, absorb more below deductible losses and look for alternative means of risk transfer. Also, changes in federal and state legislation and regulation relating to climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our existing properties and could also necessitate us to spend more on our new development properties without a corresponding increase in revenue.
To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Weather events also have indirect effects on our business by increasing the cost of energy and maintenance at our properties. Should the impact of climate change be material, including significant property damage to or destruction of our communities, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.
We may incur costs to remediate environmental contamination at our properties, which could have an adverse effect on our or our obligors’ business or financial condition
Under various laws, owners or operators of real estate may be required to respond to the presence or release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination or exposure to hazardous substances. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. We may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our operators, tenants or borrowers are primarily responsible for the condition of the property. Moreover, we review environmental site assessments of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which we believe qualifies us for the innocent purchaser defense if environmental liabilities arise. Based on such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition or the business or financial condition of our obligors.
Cybersecurity incidents could disrupt our business and result in the loss of confidential information and legal liability
Our business is at risk from and may be impacted by cybersecurity incidents, including attempts to gain unauthorized access to our confidential data through social engineering attacks or other malicious activity, attempts to interrupt our access to, or use of information technology systems through distributed denial-of-service or ransomware attacks, data extortion attempts, insider threats, incidents related to our increased receipt and use of data from multiple sources and other cybersecurity incidents within our environment or our business partners' environments, including those resulting from human error, product defects and technology failures. Such cyber incidents can range from individual attempts to gain unauthorized access to our or our business partners' information technology systems to more sophisticated security threats and may be specifically targeted to our business or more general industry wide risks. While we employ a number of measures designed to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing or detecting a cybersecurity threat. The cybersecurity threat landscape is rapidly evolving and threat actors may leverage new and evolving technologies, such as AI, previously unknown vulnerabilities to perpetrate attacks, as well as sophisticated anti-forensics techniques to evade detection. We may be unable to anticipate evolving techniques, implement adequate cybersecurity barriers or other preventative measures, mitigate the risks from and recover from a cybersecurity incident without operational impact, and thus it is impossible for us to entirely mitigate this risk. Additionally, the use of AI by us or our business partners may create new cybersecurity vulnerabilities, including those which may not be recognized at the time, and malicious actors may employ AI to aid in launching more sophisticated and effective cybersecurity incidents. We regularly defend against, respond to and mitigate risks from cybersecurity incidents; however, there is no assurance that such impacts will not be material in the future. Cybersecurity incidents could disrupt our or our critical business partners’ business, damage our reputation, cause us to incur significant remediation expense and expose us to legal or regulatory claims or proceedings, including enforcement actions under data privacy or disclosure regulations. We maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our cybersecurity and information technology infrastructure. However, our insurance coverage may not sufficiently cover all types of losses or claims that may arise or be subject to exclusions.
Evolving privacy regulations could expose our business to reputational harm and losses
We are subject to continuously evolving and developing laws and regulations in the U.S. and abroad that concern data privacy and protection, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data, which have required or may require us to incur additional expenses and may expose us to additional risks. We and our operators and managers are subject to numerous such laws and regulations governing the protection of personal and confidential information of our clients, residents and/or employees, including U.S. federal and state laws (including the California Consumer Privacy Act and HIPAA) and non-U.S. laws, such as the U.K. General Data Protection Regulation ("GDPR") and the E.U. GDPR, which impose a number of obligations on us. These obligations vary from state to state and country to country, but generally include accountability and transparency requirements. Some jurisdictions (including the E.U. and U.K.) impose restrictions on transfers of data from their jurisdictions to jurisdictions that they do not consider adequate. This may have implications for our cross-border data flows and may result in additional compliance costs.
Many jurisdictions assess fines, the magnitude of which may depend on the annual global revenue of the company and the nature, gravity and duration of, the violation. Additionally, in some jurisdictions, data subjects may have a right to compensation for financial or non-financial losses. Complying with these laws may cause us or our operators and managers to incur substantial operational and compliance costs or require us to change our business practices. Despite efforts to bring our practices into compliance with these laws, we or our operators and managers may not be successful either due to internal or external factors such as resource allocation limitations or a lack of cooperation among our business partners. Such laws may be interpreted and applied differently depending on the jurisdiction and continue to evolve, making it difficult to predict how they may develop and apply to us. Non-compliance or alleged non-compliance with laws, contractual agreements or industry standards could result in scrutiny or proceedings against us by governmental entities, regulators, our business partners, residents of our communities, data subjects, suppliers, vendors, or other parties. Further, there is a risk that compliance measures we undertake will not be implemented correctly or that individuals within our business or those of our business partners will not be fully compliant with legal obligations. If there are breaches of these measures, we could face significant administrative and monetary sanctions, as well as reputational damage, which may have a material adverse effect on our operations, financial condition and prospects.
Sustainability-related laws, regulations, commitments and stakeholder expectations impose additional cost and expose us to numerous risks
Investors and other stakeholders have become increasingly focused on understanding how companies address a variety of sustainability factors. Investors may consider a company's sustainability-related business practices, commitments, scores and reporting, including the company's disclosures and sustainability rating systems developed by third parties, as they evaluate investment decisions. The criteria used in these rating systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us or other companies accurately or that we will be able to score well as such criteria change. We supplement our participation in ratings systems with published disclosures of our sustainability activities, but some investors may desire other disclosures that we do not provide. Failure to participate in certain of the third-party ratings systems, score well in third-party rating systems or provide certain sustainability disclosures could result in reputational harm when investors compare us to other companies, and could cause certain investors to be unwilling to invest in our common stock, which could adversely affect our stock price. We have made, and expect to continue to make, such commitments and disclosures related to sustainability initiatives and goals. Statements related to sustainability goals, targets and objectives reflect our current plans and do not constitute a guarantee that such goals, targets or objectives will be achieved. Our ability to achieve any stated goal, target or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Our failure or perceived failure to pursue or fulfill our sustainability goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
In addition, laws, regulations and standards for tracking and reporting on sustainability matters, including emissions, remain inconsistent and continue to evolve. The adoption of further regulations or changes in investor preferences related to sustainability and similar matters may result in changes to our business practices, including increasing expenses or capital expenditures. Other impacts related to sustainability matters may include the costs of compliance with new or existing regulations, standards or reporting requirements regarding the environmental impacts of our business. Our business may also face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets and objectives that we announce, and our methodologies and timelines for pursuing them.
At the same time, an increasing number of stakeholders, regulators and lawmakers have expressed or pursued contrary views, legislation and investment expectations with respect to sustainability ratings and commitments, including the enactment or proposal of “anti-ESG” legislation, regulation or policies, which may expose us to additional legal, financial or reputational risks based on our sustainability commitments and disclosures. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment or business partner could be negatively affected.
Our approach to AI presents risks and challenges that can impact our business and could adversely affect our business
AI presents risks and challenges that could impact our business, including perceived breaches or privacy or security incidents related to the use of AI. We are integrating generative AI tools into our systems and our third-party business partners, including operators, tenants and vendors, as well as our competitors, may also develop or use such tools. Our ongoing efforts to comply with privacy and data protection laws, as well as initiatives to comply with new legal regulations relating to privacy, data protection and AI, impose significant costs and challenges that are likely to increase over time. AI solutions and features may become more important to our operations or to our future growth over time. Recent developments in AI, such as generative or agentic AI, may accelerate or exacerbate these effects, and industry trends and consumer expectations may influence the pace at which AI solutions are used in our business operations. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology. Uncertainty around the safety and security of new and emerging AI applications may require additional investment in the development of proprietary datasets, machine learning models and systems to test for security, accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin. In addition, the providers of our or our business partners’ AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance and transparency, among others, which could inhibit our or our or our business partners’ ability to maintain an adequate level of functionality or service. Our business partners may also incorporate AI into their products and services without disclosing such use to us or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our business partners could produce inaccurate or unexpected results or behaviors that could harm our reputation, business, customers or stakeholders. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and global regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in the U.S. and in non-U.S. jurisdictions, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of valuable property or information and adversely impact our results of operations.
Negative publicity regarding the healthcare industry could adversely affect our operations
Healthcare companies, including insurance providers, adult care facilities and others, have received and continue to receive negative publicity reflecting the public perception of the industry. Although we have no direct healthcare operations, we invest in seniors housing and healthcare real estate, and our results of operations may be affected by the amount of negative publicity to which the healthcare industry has been subject as a result of our relationships with our operators, managers and tenants. Speculation, uncertainty or negative publicity about us, our industry or our business could adversely affect our results of operations, require changes to our services, result in damage to our properties, negatively impact the safety of our executives and other personnel or otherwise disrupt our operations, and could encourage additional legislation, regulation, review of industry practices or private litigation that could adversely affect us.
Our success and the success of our operators and managers depends on key personnel whose continued service is not guaranteed
Our success and the success of our operators and managers depends on the continued availability and service of key personnel, including executive officers and other highly qualified employees, and competition for their talents is intense. There is substantial competition for qualified personnel. We cannot assure you that we will retain our key personnel or that we will be able to recruit and retain other highly qualified employees in the future. Losing any key personnel could, at least temporarily, have a material adverse effect on our business and that of our operators' and managers' financial position and results of operations.
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
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.707% as of December 31, 2024. In connection with our future acquisition activities or otherwise, Welltower OP may issue additional Class A Common Units ("OP Units") to third parties and admit additional members. Such issuances would reduce Welltower's percentage ownership in Welltower OP.
Risks Arising from Our Capital Structure
We may become more leveraged
Permanent financing for our investments is typically provided through a combination of offerings of debt and equity securities and the incurrence or assumption of secured debt. The incurrence or assumption of indebtedness may cause us to become more leveraged, which could (1) require us to dedicate a greater portion of our cash flow to the payment of debt service, (2) make us more vulnerable to a downturn in the economy, (3) limit our ability to obtain additional financing, (4) negatively affect our credit ratings or outlook by one or more of the rating agencies or (5) make us more vulnerable to elevated or increasing interest rates because of the variable interest rates on some of our borrowings to the extent we have not entirely hedged such variable-rate debt. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities. Additional financing, therefore, may be unavailable, more expensive or restricted by the terms of our outstanding indebtedness.

Cash available for distributions to stockholders may be insufficient to make dividend contributions at expected levels and are made at the discretion of the Board
If cash available for distribution generated by our assets decreases due to dispositions or otherwise, we may be unable to make dividend distributions at expected levels. Our inability to make expected distributions would likely result in a decrease in the market price of our common stock. All distributions are made at the discretion of our Board in accordance with Delaware law and depend on our earnings, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, restrictive covenants in our financial and other contractual arrangements, maintenance of our REIT qualification, restrictions under Delaware law and other factors as our Board may deem relevant from time to time. Additionally, our ability to make distributions will be adversely affected if any of the risks described herein, or other significant adverse events, occur.
We are subject to covenants in our debt agreements that could have a material adverse effect on our business, results of operations and financial condition
Our debt agreements contain various covenants, restrictions, and events of default. Among other things, these provisions require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. Breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments. These defaults could have a material adverse effect on our business, results of operations and financial condition.
Limitations on our ability to access capital could have an adverse effect on our ability to make future investments or to meet our obligations and commitments
We cannot assure you that we will be able to raise the capital necessary to make future investments or to meet our obligations and commitments as they mature. Our access to capital depends upon a number of factors over which we have little or no control, including current elevated interest rates, inflation and other general market, macroeconomic, geopolitical and public health-related factors; the market’s perception of our growth potential and our current and potential future earnings and cash distributions; the market price of the shares of our common stock and the credit ratings of our debt securities; changes in the credit ratings on U.S. government debt securities; future government shutdowns; and default or delay in payment by the U.S. of its obligations. We also rely on the financial institutions that are parties to our revolving credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders. If our access to capital is limited by these factors or other factors, it could negatively impact our ability to acquire properties, repay or refinance our indebtedness, fund operations or make distributions to our stockholders.
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
Elevated interest rates, or future interest rate increases, could have a material adverse effect on our cost of capital, and our decision to hedge against interest rate risk might not be effective
Elevated interest rates, or future increases in interest rates, could further increase interest cost on new and existing variable-rate debt. Such increases in the cost of capital, and any further increases resulting from future elevated interest rates, could adversely impact our ability to finance operations, acquire and develop properties and refinance existing debt. Specifically, rate increases have corresponding impacts to our costs of borrowing and may have adverse impacts on our ability to raise funds through the offering of our securities or through the issuance of debt due to higher debt capital costs, diminished credit availability and less favorable equity markets. Additionally, elevated interest rates may also result in less liquid property markets, limiting our ability to sell existing assets. Elevated interest rates may also lead purchasers of our common stock to demand a greater annual dividend yield, which could adversely affect the market price of our common stock and could result in increased capitalization rates, which may lead to reduced valuation of our assets.
We may from time to time seek to manage our exposure to interest rate volatility with hedging arrangements, which involve additional risks including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs and that these arrangements may reduce the benefits to us if interest rates decline. Developing and implementing an interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations and there can be no assurance that our hedging activities will be effective. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our business, financial condition and results of operations.

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
Certain subsidiaries might fail to qualify or remain qualified as a REIT
We own interests in a number of entities which intend to operate as REITs for U.S. federal income tax purposes, some of which we consolidate for financial reporting purposes but each of which is treated as a separate REIT for U.S. federal income tax purposes (each a “Subsidiary REIT”). To qualify as a REIT, each Subsidiary REIT must independently satisfy all of the REIT qualification requirements under the Code, together with all other rules applicable to REITs. Provided that each Subsidiary REIT qualifies as a REIT, our interests in the Subsidiary REITs will be treated as qualifying real estate assets for purposes of the REIT asset tests. If a Subsidiary REIT fails to qualify as a REIT in any taxable year, such Subsidiary REIT would be subject to federal and state income taxes and would not be able to qualify as a REIT for the four subsequent taxable years following the year during which it was disqualified. Any such failure could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus our ability to qualify as a REIT, unless we are able to avail ourselves of certain relief provisions and pay any tax required by such relief provisions.
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
Our use of TRSs is limited under the Code
Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage certain healthcare facilities, which may cause us to forgo investments we might otherwise make. Finally, we may be subject to a 100% excise tax on the income derived from certain transactions with our TRSs that are not on an arm's-length basis. We believe our arrangements with our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.
The lease of qualified healthcare properties to a TRS is subject to special requirements
We lease certain qualified healthcare properties to TRSs (or subsidiaries of TRSs), which lessees contract with managers (or related parties) to manage the healthcare operations at these properties. The rents from this TRS lessee structure are treated as qualifying rents from real property if (1) they are paid pursuant to an arm's-length lease of a qualified healthcare property with a TRS and (2) the manager qualifies as an eligible independent contractor (as defined in the Code). If any of these conditions are not satisfied, then the rents will not be qualifying rents.
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
Our effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in tax laws or their interpretation. We are also subject to the examination of our tax returns and other tax matters by the IRS and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If we were subject to review or examination by the IRS or applicable foreign jurisdiction as the result of any new tax law changes, the ultimate determination of which may change our taxes owed for an amount in excess of amounts previously accrued or recorded, our financial condition, operating results and cash flows could be adversely affected.
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
The impact to our TRSs of the Corporate Alternative Minimum Tax imposed by the Inflation Reduction Act of 2022 is uncertain and may be adverse
For tax years beginning after December 31, 2022, the Inflation Reduction Act of 2022 ("IRA") imposes among other things, a 15% Corporate Alternative Minimum Tax ("Corporate AMT") on certain U.S. corporations with average adjusted financial statement income (“AFSI”) in excess of $1 billion. Although, by its terms, the Corporate AMT is not applicable to REITs, under the regulations that have been proposed by the IRS, the Corporate AMT may apply to our TRSs.
On September 13, 2024, the IRS issued proposed regulations that would address the application of the Corporate AMT (the “Proposed Corporate AMT Regulations”). The Proposed Corporate AMT Regulations do not include an exception for TRSs. Moreover, under the Proposed Corporate AMT Regulations, in determining whether our TRSs meet the $1 billion AFSI threshold described above, our TRSs generally will include all of our AFSI. As a result, under the Proposed Corporate AMT Regulations, our TRSs may be subject to the Corporate AMT if the AFSI threshold is satisfied. Additionally, the Proposed Corporate AMT Regulations would impose new reporting obligations on each of our TRSs subject to the Corporate AMT that are a partner in a partnership, and on partnerships in which we are a member.
Certain of the Proposed Corporate AMT Regulations would apply from the date that they were published, while others would apply from the date of publication of the finalized rules in the Federal Register. The final Corporate AMT regulations may differ materially from the Proposed Corporate AMT Regulations, and until further regulations and guidance from the IRS and Treasury are released, the impact of the Corporate AMT on our TRSs is uncertain and it is possible that our TRSs will be subject to material U.S. federal income taxes under the Corporate AMT.
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats. Our cybersecurity program includes several safeguards such as access controls, multi-factor authentication, continuous monitoring and alerting systems for internal and external threats and penetration testing. Additionally, we conduct regular evaluations of our cybersecurity program, which may include internal reviews and third-party assessments to validates the program's effectiveness and resilience.
Governance
The Board of Directors (the "Board") retains ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. The Board has delegated primary responsibility of overseeing cybersecurity risks to the Audit Committee. The Audit Committee's responsibilities include reviewing cybersecurity strategies with management, assessing processes and controls pertaining to the management of our information technology operations and their effectiveness and seeking to confirm that management's response to potential cybersecurity incidents is timely and effective. At least annually, the Audit Committee receives a cybersecurity report from the Chief Technology Officer and the information security team. This report may cover a variety of relevant topics, potentially including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations related to our operators, managers and third parties. The scope and focus of each report are determined based on current priorities and emerging issues in cybersecurity. The Audit Committee, along with the Chief Technology Officer and the information security team, also report to the Board at least annually on data protection and cybersecurity matters.
Management and Cybersecurity Working Group
Reporting to the Chief Operating Officer, our Chief Technology Officer, with extensive cybersecurity knowledge and skills from years of relevant work experience at Welltower and elsewhere, leads the team responsible for developing and implementing our information security program across our business. This information security team comprises individuals with relevant educational and technical experience, many having held similar positions with responsibility for various aspects of cybersecurity at large organizations. This team works closely with the Legal department to oversee compliance and regulatory and contractual security requirements. The Chief Technology Officer also leads our Cyber Security Working Group, which is comprised of a cross-functional team including Internal Audit, Legal, Information Technology, Risk Management and Accounting leaders. These individuals meet regularly and are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents. The Chief Technology Officer is responsible for reporting on cybersecurity and information technology to the Audit Committee and Board.

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
We provide mandatory cybersecurity training at least annually to our personnel with network access, including training designed to simulate and help prevent phishing and other social engineering attacks. We also employ systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party vendor, service provider or otherwise implicating the third-party technology and systems we use. These systems and processes are designed to the third party's risk level and may include, for example, conducting upfront diligence of the third party's certifications and security program, using contractual provisions that address cybersecurity risks and conducting additional monitoring of the third party's security practices. Additionally, we maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our cybersecurity and information technology infrastructure. However, our insurance coverage may not sufficiently cover all types of losses or claims that arise or be subject to exclusions.
Incident Response
The Cybersecurity Working Group maintains and oversees an incident response plan that applies in the event of a cybersecurity threat or incident and is designed to provide a standardized framework for responding to cybersecurity incidents. The incident response plan sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders (including the Board for certain incidents) informed and involved as appropriate. The objectives of the incident response plan are to reduce the number of systems and users affected by security incidents, reduce the time a threat actor spends within our network, reduce the damage caused by an incident and reduce the time required to restore normal operations. The incident response plan also specifies the use of third-party experts for legal advice, consulting and cyber incident response.
Material Cybersecurity Risks, Threats and Incidents
While we employ several measures to prevent, detect and mitigate cybersecurity threats, there is no guarantee such efforts will be successful. We also rely on information technology and other third-party vendors to support our business, including securely processing personal, confidential, financial, sensitive, or proprietary and other types of information. Despite our efforts to improve our ability, and the ability of relevant third parties', to protect against cyber threats, we may not be able to protect all information, systems, products and services. While we are not aware of any cybersecurity incidents that have materially affected us within the prior fiscal year, there can be no guarantee that we will not be the subject of future attacks, threats or incidents, that may have a material impact on our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A "Risk Factors" of this Form 10-K under the heading "Cybersecurity incidents could disrupt our business and result in the loss of confidential information and legal liability," which should be read in conjunction with the foregoing information.

Item 2.  Properties
We lease corporate offices throughout the U.S., the U.K. and Canada and have ground leases relating to certain of our properties. The following table sets forth certain information regarding the properties that comprise our consolidated net real estate investments, exclusive of real estate loan investments designated as non-segment/corporate as of December 31, 2024 (dollars in thousands):

	Seniors Housing Operating			Triple-net			Outpatient Medical
Property Location	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)	Number of Properties	Total Investment	Annualized Revenues(1)
Alabama	6	$70,927	$18,271	2	$18,022	$385	6	$169,360	$13,344
Arkansas	1	25,545	4,868	—	—	—	1	18,320	2,611
Arizona	13	353,231	61,592	—	—	—	8	87,263	11,286
California	112	3,987,826	1,030,440	23	406,802	71,317	42	1,029,428	119,696
Colorado	21	635,303	148,328	8	217,480	19,551	1	19,068	—
Connecticut	6	154,776	36,368	6	125,484	15,404	7	92,361	8,893
District Of Columbia	2	183,971	16,994	—	—	—	1	74,277	8,852
Delaware	6	60,073	32,313	6	87,353	9,096	—	—	—
Florida	40	1,346,085	283,142	96	1,289,285	165,371	25	215,587	41,986
Georgia	21	468,637	79,301	3	35,712	3,506	18	220,188	39,695
Hawaii	1	71,823	25,052	—	—	—	—	—	—
Iowa	10	112,438	42,910	6	45,738	3,332	—	—	—
Idaho	8	167,188	17,804	—	—	—	2	47,623	2,768
Illinois	38	648,491	233,483	19	227,164	21,638	10	124,368	21,747
Indiana	18	439,178	114,285	18	189,123	29,432	3	27,019	4,092
Kansas	9	126,145	47,740	20	205,038	22,400	—	—	—
Kentucky	6	99,901	28,041	1	6,724	1,423	—	—	—
Louisiana	9	186,740	56,447	1	4,200	720	1	20,503	1,705
Massachusetts	20	754,815	147,336	7	150,917	11,743	9	151,733	20,134
Maryland	10	560,067	130,493	16	167,220	41,040	12	233,680	30,496
Maine	1	24,400	12,277	—	—	—	—	—	—
Michigan	44	660,638	200,365	14	143,481	14,577	13	171,092	21,076
Minnesota	17	359,361	97,311	—	—	—	7	135,042	29,880
Missouri	13	397,498	63,440	—	—	—	16	215,293	34,196
Mississippi	5	85,513	29,708	—	—	—	2	44,130	3,795
Montana	3	55,184	13,760	—	—	—	—	—	—
North Carolina	15	703,881	114,184	49	450,906	75,726	25	589,518	52,973
North Dakota	1	12,375	1,539	—	—	—	—	—	—
Nebraska	8	90,982	19,154	—	—	—	1	10,185	2,627
New Hampshire	3	80,503	9,395	7	93,771	9,719	—	—	—
New Jersey	28	697,240	240,412	33	684,668	74,977	16	327,846	49,508
New Mexico	1	32,931	3,691	—	—	—	1	55,607	4,290
Nevada	7	121,090	37,292	—	—	—	7	116,628	11,149
New York	41	799,988	215,392	3	33,229	2,754	15	384,321	37,758
Ohio	58	1,193,289	265,542	35	263,420	41,335	8	103,597	11,052
Oklahoma	13	166,746	59,372	12	94,143	4,376	5	25,378	4,460
Oregon	14	153,221	48,937	1	2,279	943	1	43,201	3,114
Pennsylvania	33	693,196	186,203	49	502,298	66,296	6	89,319	10,487
Rhode Island	—	—	—	3	30,884	3,522	—	—	—
South Carolina	9	265,638	48,401	6	22,325	5,960	2	8,910	1,242
Tennessee	10	208,748	56,260	4	55,530	5,493	3	61,962	5,950
Texas	99	2,201,964	469,623	18	224,828	8,444	75	1,694,313	141,790
Utah	4	75,541	26,574	1	20,503	2,111	1	10,311	1,099
Virginia	14	588,908	147,765	31	313,397	56,422	7	107,191	14,568
Vermont	3	103,389	42,086	2	23,617	2,550	—	—	—
Washington	43	1,286,841	280,050	7	84,293	15,158	9	190,600	31,473
Wisconsin	6	94,552	41,292	1	2,693	863	5	77,992	8,447
West Virginia	—	—	—	7	203,330	21,016	—	—	—
Total domestic	850	21,606,777	5,285,233	515	6,425,857	828,600	371	6,993,214	808,239

Canada	103	2,534,558	521,924	6	114,835	9,711	—	—	—
United Kingdom	203	3,529,318	1,302,782	71	842,074	91,012	—	—	—
Total international	306	6,063,876	1,824,706	77	956,909	100,723	—	—	—

Grand total	1,156	$27,670,653	$7,109,939	592	$7,382,766	$929,323	371	$6,993,214	$808,239
(1) Represents revenue for the month ended December 31, 2024 annualized.

The following table sets forth occupancy and average annualized revenues for certain property types (excluding investments in unconsolidated entities):

	Occupancy(1)		Average Annualized Revenues(2)
	2024	2023	2024	2023
Seniors Housing Operating(3)	84.7%	81.8%	$58,519	$52,709	per unit
Triple-net(4)	83.3%	78.6%	16,600	15,492	per bed/unit
Outpatient Medical(5)	94.6%	94.8%	39	37	per sq. ft.
(1) We use unaudited periodic financial information provided solely by tenants/borrowers to calculate occupancy for properties other than Outpatient Medical buildings and have not independently verified the information.
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
The following table sets forth information regarding operating lease expirations for certain portions of our portfolio as of December 31, 2024 (dollars in thousands):

	Expiration Year(1)
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034	Thereafter
Triple-net:
Properties	16	7	4	4	4	19	5	155	43	1	318
Base rent(2)	$8,016	$12,144	$1,259	$6,484	$1,083	$41,630	$11,074	$155,183	$59,086	$420	$435,346
% of base rent	1.1%	1.7%	0.2%	0.9%	0.1%	5.7%	1.5%	21.2%	8.1%	0.1%	59.4%
Units	521	1,068	569	541	219	2,043	423	9,226	3,331	81	37,683
% of units	0.9%	1.9%	1.0%	1.0%	0.4%	3.7%	0.8%	16.6%	6.0%	0.1%	67.6%
Outpatient Medical:
Square feet	1,802,090	1,369,289	1,510,905	1,514,614	1,533,640	1,433,223	1,603,821	1,718,261	1,192,200	1,683,489	4,383,571
Base rent(2)	$55,955	$39,062	$46,537	$43,463	$45,366	$41,934	$47,096	$52,093	$31,821	$51,161	$129,452
% of base rent	9.6%	6.7%	8.0%	7.4%	7.8%	7.2%	8.1%	8.9%	5.4%	8.8%	22.1%
Leases	425	239	267	267	210	146	105	179	101	127	140
% of leases	19.3%	10.8%	12.1%	12.1%	9.5%	6.6%	4.8%	8.1%	4.6%	5.8%	6.3%
(1) Excludes investments in unconsolidated entities, developments, redevelopments, properties subject to sales-type leases, land parcels, loans receivable and sub-leases. Investments classified as held for sale are included in 2025.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the New York Stock Exchange (NYSE:WELL). There were 2,156 stockholders of record as of February 7, 2025.
Please see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Executive Summary - Key Transactions - Dividends" for a discussion of cash dividends declared on our common stock.
Stockholder Return Performance Presentation
The graph and table below compares the yearly percentage change and the cumulative total stockholder return on our shares of common stock against the cumulative total return of the S&P Composite-500 Stock Index and the FTSE NAREIT Equity Index. The data are based on the closing prices as of December 31 for each of the five years presented. 2019 equals $100 and dividends are assumed to be reinvested.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
S & P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Welltower Inc.	100.00	82.51	113.03	110.90	126.31	180.71
FTSE NAREIT Equity	100.00	94.12	131.68	98.62	109.95	114.71
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
During the three months ended December 31, 2024, we acquired shares of our common stock held by employees who tendered shares to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards. Specifically, the number of shares of common stock acquired from employees and the average prices paid per share for each month in the fourth quarter ended December 31, 2024 are as shown in the table below:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Repurchase Program
October 1, 2024 through October 31, 2024	247	$129.29	—	$3,000,000,000
November 1, 2024 through November 30, 2024	210	134.88	—	3,000,000,000
December 1, 2024 through December 31, 2024	383	134.88	—	3,000,000,000
Totals	840	$133.24	—	$3,000,000,000
Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners may be redeemed, subject to certain conditions, for cash or common shares, at our option. During the three months ended December 31, 2024, no OP Units were redeemed for common shares.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately-negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the three months ended December 31, 2024.

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
We are organized in an UPREIT structure. In February 2022, the company formerly known as Welltower Inc. ("Old Welltower") formed WELL Merger Holdco Inc. ("New Welltower") as a wholly owned subsidiary, and New Welltower formed WELL Merger Holdco Sub Inc. ("Merger Sub") as a wholly owned subsidiary. On April 1, 2022, Merger Sub merged with and into Old Welltower, with Old Welltower continuing as the surviving corporation and a wholly owned subsidiary of New Welltower (the "Merger"). In connection with the Merger, Old Welltower's name was changed to "Welltower OP Inc.", and New Welltower inherited the name "Welltower Inc." Effective May 24, 2022, Welltower OP Inc. converted from a Delaware corporation into Welltower OP, a Delaware limited liability company (the "LLC Conversion"). Following the LLC Conversion, New Welltower's business continues to be conducted through Welltower OP and New Welltower does not have substantial assets or liabilities, other than through its investment in Welltower OP.
Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP.
Executive Summary
Company Overview
Welltower Inc. (NYSE:WELL), a real estate investment trust ("REIT") and S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of healthcare infrastructure. Welltower invests with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people’s wellness and overall healthcare experience. Welltower owns interests in properties concentrated in major, high-growth markets in the United States ("U.S."), Canada and the United Kingdom ("U.K."), consisting of seniors housing and post-acute communities and outpatient medical properties.
Welltower is the initial member and majority owner of Welltower OP, with an approximate ownership interest of 99.707% as of December 31, 2024. All of our property ownership, development and related business operations are conducted through Welltower OP and Welltower has no material assets or liabilities other than its investment in Welltower OP. Welltower issues equity from time to time, the net proceeds of which it is obligated to contribute as additional capital to Welltower OP. All debt including credit facilities, senior notes and secured debt is incurred by Welltower OP and its subsidiaries, and Welltower has fully and unconditionally guaranteed all existing senior unsecured notes.
The following table summarizes our consolidated portfolio for the year ended December 31, 2024 (dollars in thousands):

		Percentage of	Number of
Type of Property	NOI(1)	NOI	Properties
Seniors Housing Operating	$1,511,681	53.7%	1,156
Triple-net	748,049	26.6%	592
Outpatient Medical	556,477	19.7%	371
Totals	$2,816,207	100.0%	2,119
(1) Represents consolidated net operating income ("NOI") and excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount. Non-segment/Corporate NOI, which includes the loan portfolio, is excluded. See Non-GAAP Financial Measures for additional information and reconciliation.
Business Strategy
Our primary objectives are to protect stockholder capital and enhance stockholder value. We seek to pay consistent cash dividends to stockholders and create opportunities to increase dividend payments to stockholders through annual increases in NOI and portfolio growth. To meet these objectives, we invest across the full spectrum of seniors housing and healthcare real estate and diversify our investment portfolio by property type, relationship and geographic location.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
To mitigate this risk, we monitor our investments through a variety of methods determined by the type of property. Our asset management process for seniors housing properties generally includes review of monthly financial statements and other operating data for each property, review of obligor/partner creditworthiness, property inspections and review of covenant compliance relating to licensure, real estate taxes, letters of credit and other collateral. Our internal property management division manages and monitors the outpatient medical portfolio with a comprehensive process, including review of tenant relations, lease expirations, the mix of health service providers, hospital/health system relationships, property performance, capital improvement needs and market conditions, among other things. We evaluate the operating environment in each property’s market to determine the likely trend in operating performance of the facility. When we identify unacceptable trends, we seek to mitigate, eliminate or transfer the risk. Through these efforts, we generally aim to intervene at an early stage to address any negative trends, and in so doing, support both the collectability of revenue and the value of our investment.
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
For the year ended December 31, 2024, resident fees and services and rental income represented 75% and 20% of total revenues, respectively. Substantially all of our operating leases are designed with escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Our yield on loans receivable depends upon a number of factors, including the stated interest rate, the average principal amount outstanding during the term of the loan and any interest rate adjustments.
Our primary sources of cash include resident fees and services revenue, rental income and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper program, issuances of debt and equity securities including through our ATM Program (as defined below), proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash.
We also continuously evaluate opportunities to finance future investments. New investments are generally funded from temporary borrowings under our unsecured revolving credit facility and commercial paper program, internally generated cash and the proceeds from investment dispositions. Our investments generate cash from NOI and principal payments on loans receivable. Permanent financing for future investments, which replaces funds drawn under our unsecured revolving credit facility and commercial paper program, has historically been provided through a combination of the issuance of debt and equity securities and the incurrence or assumption of secured debt. Given the general economic conditions during 2023 and 2024, investments were generally funded proactively via issuances of common stock.
Depending upon market conditions, we believe that new investments will be available in the future with spreads over our cost of capital that will generate appropriate returns to our stockholders. It is also likely that investment dispositions may occur in the future. To the extent that investment dispositions exceed new investments, our revenues and cash flows from operations could be adversely affected. We expect to reinvest the proceeds from any investment dispositions in new investments. To the extent that new investment requirements exceed our available cash on-hand, we expect to borrow under our unsecured revolving credit facility and commercial paper program or issue debt or equity securities, including through our ATM Program. At December 31, 2024, we had $3,506,586,000 of cash and cash equivalents, $204,871,000 of restricted cash and $5,000,000,000 of available borrowing capacity under our unsecured revolving credit facility.
Key Transactions
Capital  The following summarizes key capital transactions that occurred during the year ended December 31, 2024:
•In October 2024, we entered into an equity distribution agreement whereby we may offer and sell up to $5,000,000,000 of common stock, which replaced our prior equity distribution agreement dated April, 2024, allowing us to sell up to $3,500,000,000 aggregate amount of our common stock (collectively, along with other previous agreements, referred to as the "ATM Programs"). During the year ended December 31, 2024, we sold 70,419,530 shares of common stock under our current and previous ATM Programs generating gross proceeds of approximately $7,452,108,000.
•In January 2024, we repaid our $400,000,000 4.5% senior unsecured notes at maturity. In March 2024, we repaid our $950,000,000 3.625% senior unsecured notes at maturity.
•In July 2024, we closed on an expanded $5,000,000,000 unsecured revolving credit facility, which replaced our $4,000,000,000 existing line of credit. The new facility is comprised of a $3,000,000,000 revolving line of credit maturing in June 2028 that can be extended for an additional year and a $2,000,000,000 revolving line of credit maturing in June 2029. The revolving lines of credit will bear interest at a borrowing rate of 0.725% over the adjusted SOFR rate and include an annual facility fee of 0.125%.

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
•During the year ended December 31, 2024, we extinguished $450,720,000 of secured debt at a blended average interest rate of 6.13% and disposed $359,140,000 of secured debt at a blended average interest rate of 4.79%.
•During the year ended December 31, 2024, we issued $197,930,000 of secured debt at a blended average interest rate of 4.27% and assumed $960,300,000 of secured debt at a blended average interest rate of 3.98%.
Investments The following summarizes our property acquisitions and joint venture investments completed during the year ended December 31, 2024 (dollars in thousands):

	Properties	Book Amount(1)	Capitalization Rates(2)
Seniors Housing Operating	198	$4,542,752	7.2%
Triple-net	52	1,126,492	8.4%
Outpatient Medical	1	46,854	7.7%
Totals	251	$5,716,098	7.5%
(1) Represents amounts recorded in net real estate investments including fair value adjustments pursuant to U.S. GAAP. See Note 3 to our consolidated financial statements for additional information.
(2) Represents annualized contractual or projected NOI to be received in cash divided by investment amounts.
Dispositions The following summarizes property dispositions completed during the year ended December 31, 2024 (dollars in thousands):

	Properties	Proceeds(1)	Book Amount(2)	Capitalization Rates(3)
Seniors Housing Operating(4)	31	$525,462	$390,226	4.3%
Triple-net(5)	21	195,572	355,580	7.3%
Outpatient Medical(4)	3	49,817	42,761	6.8%
Totals	55	$770,851	$788,567	5.7%
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
(5) Excludes $79,695,000 of net real property derecognized related to four properties upon the reclassification of one lease from operating to sales-type and includes $297,000,000 of net real property derecognized in the third quarter related to 11 properties upon reclassification of one lease from operating to sales-type for which the underlying properties were sold and the sales-type lease terminated in the fourth quarter.
During 2023, we entered into definitive agreements to dissolve our existing Revera joint venture relationships across the U.S., U.K. and Canada. The transactions included acquiring the remaining interests in 110 properties from Revera while simultaneously selling interest in 31 properties to Revera. See Note 5 to our consolidated financial statements for further information regarding the transactions.
During 2024, Welltower, which held a 25% minority interest in an existing equity method joint venture that owned 39 properties subject to triple-net leases with two tenants, acquired the remaining beneficial interest. See Note 3 to our consolidated financial statements for further information regarding the transaction.
Dividends Our Board of Directors declared a cash dividend for the quarter ended December 31, 2024 of $0.67 per share. On March 6, 2025, we will pay our 215th consecutive quarterly cash dividend to stockholders of record on February 25, 2025.
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
Operating Performance We believe that net income and net income attributable to common stockholders ("NICS") as reflected in the Consolidated Statements of Comprehensive Income are the most appropriate earnings measures. Other useful supplemental measures of our operating performance include funds from operations attributable to common stockholders ("FFO") and consolidated net operating income ("NOI"); however, these supplemental measures are not defined by U.S.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
GAAP. Please refer to the section entitled "Non-GAAP Financial Measures" for further discussion and reconciliations. These earnings measures are widely used by investors and analysts in the valuation, comparison and investment recommendations of companies.
The following table reflects the recent historical trends of our operating performance measures for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$972,857	$358,139	$160,568
Net income attributable to common stockholders	951,680	340,094	141,214
Funds from operations attributable to common stockholders	2,323,433	1,763,227	1,478,072
Consolidated net operating income	3,160,907	2,690,219	2,301,845
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

	Year Ended December 31,
	2024	2023	2022
Net debt to book capitalization ratio	26.8%	34.3%	39.5%
Net debt to undepreciated book capitalization ratio	21.6%	27.8%	32.1%
Net debt to enterprise ratio	12.9%	20.9%	29.5%

Interest coverage ratio	5.39x	3.74x	3.73x
Fixed charge coverage ratio	4.99x	3.44x	3.37x
Adjusted interest coverage ratio	5.34x	3.95x	3.94x
Adjusted fixed charge coverage ratio	4.95x	3.64x	3.56x
Concentration Risk We evaluate our concentration risk in terms of NOI by property mix, relationship mix and geographic mix. Concentration risk is a valuable measure in understanding what portion of our NOI could be at risk if certain sectors were to experience downturns. Property mix measures the portion of our NOI that relates to our various property types and excludes interest income earned on our loan portfolio, which is classified as Non-segment/Corporate. Relationship mix measures the portion of our NOI that relates to our current top five relationships. Geographic mix measures the portion of our NOI that relates to our current top five states (or countries outside the U.S.).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table reflects our recent historical trends of concentration risk by NOI for the years indicated below:

	Year Ended December 31,(1)
	2024	2023	2022
Property mix:
Seniors Housing Operating	54%	45%	45%
Triple-net	27%	34%	34%
Outpatient Medical	19%	21%	21%

Relationship mix:
Cogir Management Corporation	7%	4%	3%
Integra Healthcare Properties	7%	8%	—%
Sunrise Senior Living	5%	6%	7%
Avery Healthcare	4%	4%	3%
Oakmont Management Group	4%	4%	2%
Remaining	73%	74%	85%

Geographic mix:
California	11%	12%	14%
United Kingdom	11%	9%	10%
Florida	8%	6%	6%
Texas	8%	8%	8%
Canada	6%	6%	6%
Remaining	56%	59%	56%
(1) Excludes our share of investments in unconsolidated entities. Entities in which we have a joint venture with a minority partner are shown at 100% of the joint venture amount.
We evaluate our key performance indicators in conjunction with current expectations to determine if historical trends are indicative of future results. Our expected results may not be achieved, and actual results may differ materially from our expectations. Factors that may cause actual results to differ from expected results are described in more detail in "Item 1 — Business — Cautionary Statement Regarding Forward-Looking Statements" and "Item 1A — Risk Factors" and other sections of this Annual Report on Form 10-K. Management regularly monitors economic and other factors to develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends. Please refer to "Item 1 — Business," "Item 1A — Risk Factors" in this Annual Report on Form 10-K for further discussion of these risk factors.
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
Liquidity and Capital Resources
Sources and Uses of Cash
Our primary sources of cash include resident fees and services, rent and interest receipts, interest earned on short-term deposits, borrowings under our unsecured revolving credit facility and commercial paper program, issuances of debt and equity securities, proceeds from investment dispositions and principal payments on loans receivable. Our primary uses of cash include dividend distributions, debt service payments (including principal and interest), real property investments (including acquisitions, capital expenditures, construction advances and transaction costs), loan advances, property operating expenses, general and administrative expenses and other expenses. Depending upon the availability and cost of external capital, we believe our liquidity is sufficient to fund these uses of cash. These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows and are discussed in further detail below. The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2024	2023	$	%	2022	$	%	$	%
Cash, cash equivalents and restricted cash at beginning of period	$2,076,083	$722,292	$1,353,791	187%	$346,755	$375,537	108%	$1,729,328	499%
Net cash provided from (used in):
Operating activities	2,256,421	1,601,861	654,560	41%	1,328,708	273,153	21%	927,713	70%
Investing activities	(5,514,681)	(5,707,742)	193,061	-3%	(3,703,815)	(2,003,927)	54%	(1,810,866)	49%
Financing activities	4,905,351	5,448,647	(543,296)	-10%	2,761,277	2,687,370	97%	2,144,074	78%
Effect of foreign currency translation	(11,717)	11,025	(22,742)	n/a	(10,633)	21,658	n/a	(1,084)	10%
Cash, cash equivalents and restricted cash at end of period	$3,711,457	$2,076,083	$1,635,374	79%	$722,292	$1,353,791	187%	$2,989,165	414%
Operating Activities Please see "Results of Operations" for discussion of net income fluctuations. For the years ended December 31, 2024, 2023 and 2022, cash flows provided from operations exceeded cash distributions to stockholders.
Investing Activities  The changes in net cash provided from/used in investing activities are primarily attributable to net changes in real property investments and dispositions, loans receivable and investments in unconsolidated entities, which are summarized above in "Key Transactions." Please refer to Notes 3 and 5 of our consolidated financial statements for additional information. The following is a summary of cash used in non-acquisition capital improvement activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2024	2023	$	%	2022	$	%	$	%
New development	$827,900	$1,014,935	$(187,035)	-18%	$631,737	$383,198	61%	$196,163	31%
Recurring capital expenditures, tenant improvements and lease commissions	290,832	199,359	91,473	46%	198,576	783	—%	92,256	46%
Renovations, redevelopments and other capital improvements	566,714	318,323	248,391	78%	277,440	40,883	15%	289,274	104%
Total	$1,685,446	$1,532,617	$152,829	10%	$1,107,753	$424,864	38%	$577,693	52%
The change in new development is primarily due to the number and size of construction projects ongoing during the relevant periods. Renovations, redevelopments and other capital improvements include expenditures to maximize property value, increase net operating income, maintain a market-competitive position and/or achieve property stabilization. The increase in renovations, redevelopments and other capital improvements is due primarily to portfolio growth.
Financing Activities The changes in net cash provided from/used in financing activities are primarily attributable to changes related to our long-term debt arrangements, the issuances of common stock and dividend payments. Financing activities occurring during the year ended December 31, 2024 are summarized above in “Key Transactions.” Please also refer to Notes 10, 11 and 14 to our consolidated financial statements for additional information.
In May 2023, we issued $1,035,000,000 aggregate principal amount of 2.75% exchangeable senior unsecured notes maturing May 15, 2028.
During the year ended December 31, 2023, we sold 53,300,874 shares of common stock under our ATM Programs generating gross proceeds of approximately $4,313,007,000.
In November 2023, we issued 20,125,000 shares of common stock generating gross proceeds of approximately $1,772,216,000.
Off-Balance Sheet Arrangements
At December 31, 2024, we had investments in unconsolidated entities with our ownership generally ranging from 10% to 95%. We use financial derivative instruments to hedge interest rate and foreign currency exchange rate exposure. At December 31, 2024, we had 20 outstanding letter of credit obligations. Please see Notes 8, 12 and 13 to our consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our payment requirements under contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2025	2026-2027	2028-2029	Thereafter
Senior unsecured notes and term credit facilities:(1)
U.S. Dollar senior unsecured notes	$10,620,000	$1,250,000	$1,200,000	$3,870,000	$4,300,000
Canadian Dollar senior unsecured notes(2)	208,290	—	208,290	—	—
Pounds Sterling senior unsecured notes(2)	1,314,600	—	—	688,600	626,000
U.S. Dollar term credit facility	1,010,000	10,000	1,000,000	—	—
Canadian Dollar term credit facility(2)	173,575	—	173,575	—	—
Secured debt:(1,2)
Consolidated	2,467,223	216,034	484,970	552,731	1,213,488
Unconsolidated	851,459	590,357	117,386	66,004	77,712
Contractual interest obligations:(3)
Senior unsecured notes and term loans(2)	3,101,669	480,204	831,079	552,130	1,238,256
Consolidated secured debt(2)	709,148	97,243	173,870	130,332	307,703
Unconsolidated secured debt(2)	46,045	21,014	13,473	7,153	4,405
Financing lease liabilities(4)	455,754	7,883	15,125	10,653	422,093
Operating lease liabilities(4)	2,289,571	79,616	158,926	158,103	1,892,926
Purchase obligations(5)	674,130	538,937	118,452	1,411	15,330
Total contractual obligations	$23,921,464	$3,291,288	$4,495,146	$6,037,117	$10,097,913
(1) Amounts represent principal amounts due and do not reflect unamortized premiums/discounts or other fair value adjustments as reflected on the Consolidated Balance Sheets.
(2) Based on foreign currency exchange rates in effect as of the balance sheet date.
(3) Based on variable interest rates in effect as of December 31, 2024.
(4) See Note 6 to our consolidated financial statements for additional information.
(5) See Note 13 to our consolidated financial statements for additional information. Excludes amounts related to asset acquisitions under contract that have not yet closed as of December 31, 2024.
Capital Structure
Please refer to "Credit Strength" above for a discussion of our leverage and coverage ratio trends. Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2024, we were in compliance in all material respects with the covenants under our debt agreements. None of our debt agreements contain provisions for acceleration which could be triggered by our debt ratings. However, under our primary unsecured credit facility, the ratings on our senior unsecured notes are used to determine the fees and interest charged. We plan to manage the company to maintain compliance with our debt covenants and with a capital structure consistent with our current profile. Any downgrades in terms of ratings or outlook by any or all of the rating agencies could have a material adverse impact on our cost and availability of capital, which could have a material adverse impact on our consolidated results of operations, liquidity and/or financial condition.
On April 1, 2022, Welltower and Welltower OP jointly filed with the SEC an open-ended automatic or "universal" shelf registration statement on Form S-3 (the "Shelf Form S-3") covering an indeterminate amount of future offerings of Welltower's debt securities, common stock, preferred stock, depositary shares, guarantees of debt securities issued by Welltower OP, warrants and units and Welltower OP’s debt securities and guarantees of debt securities issued by Welltower. On April 1, 2022, Welltower also filed with the SEC a registration statement in connection with its enhanced dividend reinvestment plan ("DRIP") under which it may issue up to 15,000,000 shares of common stock. On May 3, 2023, Welltower and Welltower OP filed post-effective amendment no. 1 to the Shelf Form S-3 pursuant to which Welltower OP expressly adopted the Shelf Form S-3 as its own registration statement following its statutory conversion from a corporation to a limited liability company. As of February 7, 2025, 15,000,000 shares of common stock remained available for issuance under the DRIP registration statement. On October 29, 2024, Welltower and Welltower OP entered into an equity distribution agreement with (i) the sales agents and forward sellers named therein and (ii) the forward purchasers named therein relating to issuances, offers and sales from time to time of up to $5,000,000,000 aggregate amount of common stock of Welltower (together with the existing master forward sale confirmations relating thereto, the "ATM Program"). The ATM Program also allows Welltower to enter into forward sale agreements. As of February 7, 2025, we had $2,697,834,000 of remaining capacity under the ATM Program and there were no

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
outstanding forward sales agreements. Depending upon market conditions, we anticipate issuing securities under our registration statements to invest in additional properties and to repay borrowings under our unsecured revolving credit facility and commercial paper program.
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
Supplemental Guarantor Information
Welltower OP has issued the unsecured notes described in Note 11 to our Consolidated Financial Statements. All unsecured notes are fully and unconditionally guaranteed by Welltower, and Welltower OP is 99.707% owned by Welltower as of December 31, 2024. Effective January 4, 2021, the SEC adopted amendments to the financial disclosure requirements applicable to registered debt offerings that include certain credit enhancements. We have adopted these new rules, which permits subsidiary issuers of obligations guaranteed by the parent to omit separate financial statements if the consolidated financial statements of the parent company have been filed, the subsidiary obligor is a consolidated subsidiary of the parent company, the guaranteed security is debt or debt-like, and the security is guaranteed fully and unconditionally by the parent. Accordingly, separate consolidated financial statements of Welltower OP have not been presented. Furthermore, Welltower and Welltower OP have no material assets, liabilities or operations other than financing activities and their investments in non-guarantor subsidiaries. Therefore, we meet the criteria in Rule 13-01 of Regulation S-X to omit the summarized financial information from our disclosures.
Results of Operations
Summary
Our primary sources of revenue include resident fees and services revenue, rental income, interest income and interest earned on short-term deposits. Our primary expenses include property operating expenses, depreciation and amortization, interest expense, general and administrative expenses and other expenses. We evaluate our business and make resource allocations on our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. The primary performance measures for our properties are NOI and same store NOI ("SSNOI") and other supplemental measures include FFO and Adjusted EBITDA, which are further discussed below. Please see Non-GAAP Financial Measures for additional information and reconciliations related to these supplemental measures.
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
During the year ended December 31, 2024, we reclassified loans receivable balances, the related interest income and provision for loan losses from our three operating segments to Non-segment/Corporate to better align with the manner in which the CODM reviews results. Accordingly, the segment information provided in the Results of Operations section has been updated to conform to the current presentation for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our results of operations for the periods presented (dollars in thousands, except per share amounts):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2024	2023	Amount	%	2022	Amount	%	Amount	%
Net income	$972,857	$358,139	$614,718	172%	$160,568	$197,571	123%	$812,289	506%
NICS	951,680	340,094	611,586	180%	141,214	198,880	141%	810,466	574%
FFO	2,323,433	1,763,227	560,206	32%	1,478,072	285,155	19%	845,361	57%
EBITDA	3,181,911	2,373,450	808,461	34%	2,007,702	365,748	18%	1,174,209	58%
Adjusted EBITDA	3,151,811	2,509,003	642,808	26%	2,122,399	386,604	18%	1,029,412	49%
NOI	3,160,907	2,690,219	470,688	17%	2,301,845	388,374	17%	859,062	37%

Per share data (fully diluted):
Net income attributable to common stockholders (1)	$1.57	$0.66	$0.91	138%	$0.30	$0.36	120%	$1.27	423%
Funds from operations attributable to common stockholders	$3.82	$3.40	$0.42	12%	$3.18	$0.22	7%	$0.64	20%

Interest coverage ratio	5.39x	3.74x	1.65x	44%	3.73x	0.01x	—%	1.66x	45%
Fixed charge coverage ratio	4.99x	3.44x	1.55x	45%	3.37x	0.07x	2%	1.62x	48%
Adjusted interest coverage ratio	5.34x	3.95x	1.39x	35%	3.94x	0.01x	—%	1.40x	36%
Adjusted fixed charge coverage ratio	4.95x	3.64x	1.31x	36%	3.56x	0.08x	2%	1.39x	39%

(1) Includes adjustment to the numerator for income (loss) attributable to OP unitholders.
The following table represents the changes in outstanding common stock for the period from January 1, 2022 to December 31, 2024 (in thousands):

	Year Ended December 31,
	2024	2023	2022	Totals
Beginning balance	564,241	490,508	447,239	447,239
Redemption of OP Units and DownREIT Units	495	336	5	836
Option exercises	18	4	2	24
ATM Program issuances	70,420	53,301	43,093	166,814
Equity issuances	—	20,125	—	20,125
Other, net	115	(33)	169	251
Ending balance	635,289	564,241	490,508	635,289

Weighted average number of shares outstanding:
Basic	602,975	515,629	462,185
Diluted	608,750	518,701	465,158
A portion of our earnings is derived primarily from long-term investments with predictable rates of return. These investments are mainly financed with a combination of equity, senior unsecured notes, secured debt and borrowings under our primary unsecured credit facility. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Seniors Housing Operating
The following is a summary of our results of operations for the Seniors Housing Operating segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2024	2023	$	%	2022	$	%	$	%
Revenues:
Resident fees and services	$6,027,149	$4,753,804	$1,273,345	27%	$4,173,711	$580,093	14%	$1,853,438	44%
Other income	8,312	9,743	(1,431)	-15%	63,839	(54,096)	-85%	(55,527)	-87%
Total revenues	6,035,461	4,763,547	1,271,914	27%	4,237,550	525,997	12%	1,797,911	42%
Property operating expenses	4,523,780	3,655,508	868,272	24%	3,292,045	363,463	11%	1,231,735	37%
NOI(1)	1,511,681	1,108,039	403,642	36%	945,505	162,534	17%	566,176	60%
Other expenses:
Depreciation and amortization	1,107,116	906,771	200,345	22%	854,800	51,971	6%	252,316	30%
Interest expense	42,949	56,509	(13,560)	-24%	34,833	21,676	62%	8,116	23%
Loss (gain) on extinguishment of debt, net	1,711	—	1,711	n/a	386	(386)	-100%	1,325	343%
Impairment of assets	85,564	24,999	60,565	242%	13,146	11,853	90%	72,418	551%
Other expenses	96,435	96,972	(537)	-1%	66,026	30,946	47%	30,409	46%
	1,333,775	1,085,251	248,524	23%	969,191	116,060	12%	364,584	38%
Income (loss) from continuing operations before income taxes and other items	177,906	22,788	155,118	681%	(23,686)	46,474	196%	201,592	851%
Income (loss) from unconsolidated entities	1,376	(70,940)	72,316	102%	(53,507)	(17,433)	-33%	54,883	103%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	134,082	68,290	65,792	96%	5,794	62,496	n/a	128,288	n/a
Income (loss) from continuing operations	313,364	20,138	293,226	n/a	(71,399)	91,537	128%	384,763	539%
Net income (loss)	313,364	20,138	293,226	n/a	(71,399)	91,537	128%	384,763	539%
Less: Net income (loss) attributable to noncontrolling interests	(2,694)	(5,975)	3,281	55%	(15,689)	9,714	62%	12,995	83%
Net income (loss) attributable to common stockholders	$316,058	$26,113	$289,945	n/a	$(55,710)	$81,823	147%	$371,768	667%
 (1) See Non-GAAP Financial Measures below.
Resident fees and services revenue and property operating expenses for the year ended December 31, 2024 increased compared to the prior year primarily due to acquisitions, construction conversions outpacing dispositions and the conversions of Triple-net properties to Seniors Housing Operating RIDEA structures throughout the year. Additionally, our Seniors Housing Operating revenues are dependent on occupancy and rate growth, both of which have continued to steadily increase during 2024. Average occupancy is as follows:

	Three Months Ended(1)
	March 31,	June 30,	September 30,	December 31,
2023	79.0%	79.6%	80.7%	82.2%
2024	82.5%	82.8%	83.8%	84.8%
(1) Average occupancy includes our minority ownership share related to unconsolidated properties and excludes the minority partners' noncontrolling ownership share related to consolidated properties. Also excludes land parcels and properties under development.
The following is a summary of our SSNOI at Welltower's share for the Seniors Housing Operating segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2024	December 31, 2023	$	%	December 31, 2024	December 31, 2023	$	%
SSNOI(1)	$295,897	$238,547	$57,350	24.0%	$977,345	$817,584	$159,761	19.5%
(1) Relates to 660 properties for the QTD Pool and 545 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
During the year ended December 31, 2024, we recorded impairment charges of $85,564,000 related to 18 properties. During the year ended December 31, 2023, we recorded impairment charges of $24,999,000 related to seven properties.
Transaction costs related to asset acquisitions are capitalized as a component of the purchase price. The fluctuation in other expenses is primarily due to the timing of noncapitalizable transaction costs associated with acquisitions and operator transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our consolidated financial statements.
Depreciation and amortization has increased as a result of acquisitions and segment transitions. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the year ended December 31, 2024, we completed Seniors Housing Operating construction conversions representing $778,834,000 or $550,413 per unit. The following is a summary of our consolidated Seniors Housing Operating construction projects in process, excluding expansions, overhead and capitalized interest (dollars in thousands):

As of December 31, 2024
Expected Conversion Year(1)	Properties	Units/Beds	Anticipated Remaining Funding	Construction in Progress Balance
2025	18	2,978	$174,735	$705,248
2026	9	1,321	254,900	105,684
TBD(2)	3			46,665
Total	30			$857,597

(1) Properties expected to be converted in phases over multiple years are reflected in the last expected year.
(2) Represents projects for which a final budget or expected conversion date are not yet known.
Interest expense represents secured debt interest expense, which fluctuates based on the net effect and timing of assumptions, segment transitions, fluctuations in interest rates, extinguishments and principal amortizations. The fluctuations in loss (gain) on extinguishment of debt is primarily attributable to the volume of extinguishments and terms of the related secured debt.
The following is a summary of our Seniors Housing Operating segment property secured debt principal activity (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$1,955,048	$1,701,939	$1,599,522
Debt transferred	27,084	—	32,478
Debt issued	197,930	385,115	113,183
Debt assumed	427,725	381,837	288,522
Debt extinguished	(303,081)	(486,825)	(227,910)
Debt disposed	(164,640)	—	—
Principal payments	(41,220)	(47,672)	(47,399)
Foreign currency	(56,263)	20,654	(56,457)
Ending balance	$2,042,583	$1,955,048	$1,701,939

Ending weighted average interest	4.29%	4.68%	4.32%
A portion of our Seniors Housing Operating property investments are formed through partnership interests. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. Income from unconsolidated entities during the year ended December 31, 2023 includes other-than-temporary impairment charges of $35,293,000, primarily related to unconsolidated management companies. Net income attributable to noncontrolling interests represents our partners’ share of net income (loss) related to joint ventures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Triple-net
The following is a summary of our results of operations for the Triple-net segment for the years presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2024	2023	$	%	2022	$	%	$	%
Revenues:
Rental income	$777,297	$814,751	$(37,454)	-5%	$782,329	$32,422	4%	$(5,032)	-1%
Interest income	8,167	1,369	6,798	497%	1,606	(237)	-15%	6,561	409%
Other income	3,307	70,986	(67,679)	-95%	6,776	64,210	948%	(3,469)	-51%
Total revenues	788,771	887,106	(98,335)	-11%	790,711	96,395	12%	(1,940)	—%
Property operating expenses	40,722	42,194	(1,472)	-3%	44,483	(2,289)	-5%	(3,761)	-8%
NOI(1)	748,049	844,912	(96,863)	-11%	746,228	98,684	13%	1,821	—%
Other expenses:
Depreciation and amortization	258,830	231,028	27,802	12%	215,887	15,141	7%	42,943	20%
Interest expense	6,918	(65)	6,983	n/a	963	(1,028)	-107%	5,955	618%
Loss (gain) on derivatives and financial instruments, net	12	98	(86)	-88%	1,499	(1,401)	-93%	(1,487)	-99%
Loss (gain) on extinguishment of debt, net	—	—	—	n/a	80	(80)	-100%	(80)	-100%
Provision for loan losses, net	—	297	(297)	-100%	—	297	n/a	—	n/a
Impairment of assets	5,658	11,098	(5,440)	-49%	3,595	7,503	209%	2,063	57%
Other expenses	10,793	5,060	5,733	113%	13,043	(7,983)	-61%	(2,250)	-17%
	282,211	247,516	34,695	14%	235,067	12,449	5%	47,144	20%
Income (loss) from continuing operations before income taxes and other items	465,838	597,396	(131,558)	-22%	511,161	86,235	17%	(45,323)	-9%
Income (loss) from unconsolidated entities	(17,554)	7,158	(24,712)	-345%	29,255	(22,097)	-76%	(46,809)	-160%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	309,453	259	309,194	n/a	16,648	(16,389)	-98%	292,805	n/a
Income (loss) from continuing operations	757,737	604,813	152,924	25%	557,064	47,749	9%	200,673	36%
Net income (loss)	757,737	604,813	152,924	25%	557,064	47,749	9%	200,673	36%
Less: Net income (loss) attributable to noncontrolling interests	19,764	21,804	(2,040)	-9%	28,161	(6,357)	-23%	(8,397)	-30%
Net income (loss) attributable to common stockholders	$737,973	$583,009	$154,964	27%	$528,903	$54,106	10%	$209,070	40%
(1) See Non-GAAP Financial Measures below.
Rental income decreased primarily due to agreements to convert Triple-net properties to Seniors Housing Operating RIDEA structures and the write-off of straight-line rent receivable balances of $139,652,000 and $16,642,000 during the years ended December 31, 2024 and 2023, respectively. These write-offs relate to leases for which the collection of substantially all contractual lease payments was no longer deemed probable, due primarily to agreements reached to convert Triple-net properties to Seniors Housing Operating RIDEA structures. These decreases are partially offset by acquisitions during the relevant periods.
Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index and/or changes in the gross operating revenues of the tenant’s properties. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If gross operating revenues at our facilities and/or the Consumer Price Index do not increase, a portion of our revenues may not continue to increase. For the year ended December 31, 2024, we had 64 leases with rental rate increases ranging from 0.05% to 20.05% in our Triple-net portfolio.
Interest income primarily related to leases that were classified as sales-type leases in 2024.
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
On May 1, 2023, we executed a series of transactions that included the assignment of the leasehold interest to a newly formed tri-party unconsolidated joint venture comprised of Aurora Health Network, Peace Capital (an affiliate of Complete Care Management) and us, and culminated with the closing of the purchase option by the joint venture. The transactions resulted in net cash proceeds to us of $104,240,000 after our retained interest of $11,571,000 in the joint venture and a gain from the loss of control and derecognition of the leasehold interest of $65,485,000, which we recorded in other income within our Consolidated Statements of Comprehensive Income during the year ended December 31, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of our SSNOI at Welltower's share for the Triple-net segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2024	December 31, 2023	$	%	December 31, 2024	December 31, 2023	$	%
SSNOI(1)	$146,864	$141,036	$5,828	4.1%	$530,520	$508,056	$22,464	4.4%
(1) Relates to 482 properties for the QTD Pool and 450 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
Depreciation and amortization fluctuate as a result of the acquisitions, dispositions and segment transitions of Triple-net properties. To the extent we acquire or dispose of additional properties in the future, our provision for depreciation and amortization will change accordingly.
During the year ended December 31, 2024, we recorded impairment charges of $5,658,000 related to three properties. During the year ended December 31, 2023, we recorded impairment charges of $11,098,000 related to three properties.
Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs from acquisitions and segment transitions. Changes in the gain on sales of properties are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our consolidated financial statements.
Interest expense represents secured debt interest expense and related fees. The change in secured debt interest expense is due to the net effect and timing of assumptions, segment transitions, fluctuations in interest rates, extinguishments and principal amortizations. The following is a summary of our Triple-net secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$38,260	$39,179	$72,536
Debt transferred	(27,084)	—	(32,478)
Debt assumed	532,575	—	39,574
Debt extinguished	(10,628)	—	(39,574)
Debt disposed	(194,500)	—	—
Principal payments	(3,071)	(919)	(879)
Ending balance	$335,552	$38,260	$39,179

Ending weighted average interest	3.44%	4.39%	4.39%
A portion of our Triple-net property investments were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The decrease in income from unconsolidated entities during the year ended December 31, 2024 is primarily related to the hypothetical liquidation at book value ("HLBV") adjustments to our unconsolidated entities (refer Note 2 for additional information.) Net income attributable to noncontrolling interests represents our partners’ share of net income relating to those partnerships where we are the controlling partner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Outpatient Medical
The following is a summary of our results of operations for the Outpatient Medical segment for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2024	2023	$	%	2022	$	%	$	%
Revenues:
Rental income	$792,981	$741,322	$51,659	7%	$669,457	$71,865	11%	$123,524	18%
Other income	9,132	9,167	(35)	—%	8,998	169	2%	134	1%
Total revenues	802,113	750,489	51,624	7%	678,455	72,034	11%	123,658	18%
Property operating expenses	245,636	231,956	13,680	6%	205,997	25,959	13%	39,639	19%
NOI(1)	556,477	518,533	37,944	7%	472,458	46,075	10%	84,019	18%
Other expenses:
Depreciation and amortization	266,147	263,302	2,845	1%	239,681	23,621	10%	26,466	11%
Interest expense	1,150	10,543	(9,393)	-89%	18,078	(7,535)	-42%	(16,928)	-94%
Loss (gain) on extinguishment of debt, net	—	7	(7)	-100%	15	(8)	-53%	(15)	-100%
Impairment of assets	1,571	—	1,571	n/a	761	(761)	-100%	810	106%
Other expenses	648	2,289	(1,641)	-72%	2,537	(248)	-10%	(1,889)	-74%
	269,516	276,141	(6,625)	-2%	261,072	15,069	6%	8,444	3%
Income (loss) from continuing operations before income taxes and other item	286,961	242,392	44,569	18%	211,386	31,006	15%	75,575	36%
Income (loss) from unconsolidated entities	5,046	(549)	5,595	n/a	(2,626)	2,077	79%	7,672	292%
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	8,076	(651)	8,727	n/a	(6,399)	5,748	90%	14,475	226%
Income (loss) from continuing operations	300,083	241,192	58,891	24%	202,361	38,831	19%	97,722	48%
Net income (loss)	300,083	241,192	58,891	24%	202,361	38,831	19%	97,722	48%
Less: Net income (loss) attributable to noncontrolling interests	1,307	1,309	(2)	—%	6,919	(5,610)	-81%	(5,612)	-81%
Net income (loss) attributable to common stockholders	$298,776	$239,883	$58,893	25%	$195,442	$44,441	23%	$103,334	53%
(1) See Non-GAAP Financial Measures below.
Rental income increased due primarily to acquisitions and construction conversions that occurred during 2023 and 2024. Certain of our leases contain annual rental escalators that are contingent upon changes in the Consumer Price Index. These escalators are not fixed, so no straight-line rent is recorded; however, rental income is recorded based on the contractual cash rental payments due for the period. If the Consumer Price Index does not increase, a portion of our revenues may not continue to increase. Our leases could renew above or below current rental rates, resulting in an increase or decrease in rental income. For the year ended December 31, 2024, our consolidated Outpatient Medical portfolio signed 384,643 square feet of new leases and 1,992,131 square feet of renewals. The weighted average term of these leases was eight years, with a rate of $42.22 per square foot and tenant improvement and lease commission costs of $30.50 per square foot. Substantially all of these leases contain an annual fixed or contingent escalation rent structure ranging from 2.0% to 6.5%.
The fluctuations in property operating expenses and depreciation and amortization are primarily attributable to acquisitions and construction conversions that occurred during 2023 and 2024. To the extent that we acquire or dispose of additional properties in the future, these amounts will change accordingly.
The following is a summary of our SSNOI at Welltower share for the Outpatient Medical segment (dollars in thousands):

	QTD Pool				YTD Pool
	Three Months Ended		Change		Year Ended		Change
	December 31, 2024	December 31, 2023	$	%	December 31, 2024	December 31, 2023	$	%
SSNOI(1)	$129,752	$128,417	$1,335	1.0%	$481,635	$472,136	$9,499	2.0%
(1) Relates to 415 properties for the QTD Pool and 379 properties for the YTD Pool. Please see Non-GAAP Financial Measures for additional information and reconciliations.
During the year ended December 31, 2024, we recorded an impairment charge of $1,571,000 related to one property. No impairment was recorded in 2023.
Transaction costs related to asset acquisitions are capitalized as a component of purchase price. The fluctuation in other expenses is primarily due to noncapitalizable transaction costs. Changes in the gains/losses on sales of properties are related to the volume and timing of property sales and the sales prices, which are further discussed in Note 5 to our consolidated financial statements.
During the year ended December 31, 2024, we completed construction conversions representing $228,515,000 or $1,563 per square foot. The following is a summary of our consolidated Outpatient Medical construction projects in process, excluding expansions, overhead and capitalized interest (dollars in thousands):

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2024
Expected Conversion Year	Properties	Square Feet	Anticipated Remaining Funding	Construction in Progress Balance
2025	7	646,940	$110,664	$256,505
TBD(1)	1			34,132
Total	8			$290,637

(1) Represents projects for which a final budget or expected conversion date are not yet known.
Total interest expense represents secured debt interest expense. The change in secured debt interest expense is primarily due to the net effect and timing of assumptions, fluctuations in interest rates, extinguishments and principal amortizations. The following is a summary of our Outpatient Medical secured debt principal activity (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$229,137	$388,836	$530,254
Debt assumed	—	46,741	—
Debt extinguished	(137,011)	(200,955)	(131,582)
Principal payments	(3,038)	(5,485)	(9,836)
Ending balance	$89,088	$229,137	$388,836

Ending weighted average interest	4.19%	5.42%	4.38%
A portion of our Outpatient Medical property investments were formed through partnerships. Income or loss from unconsolidated entities represents our share of net income or losses from partnerships where we are the noncontrolling partner. The increase from prior year is attribute to the gain recognized as part of the sale of one our unconsolidated properties. Net income attributable to noncontrolling interests represents our partners’ share of net income or loss relating to those partnerships where we are the controlling partner.
Non-segment/Corporate
The following is a summary of our results of operations for the Non-segment/Corporate activities for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2024	2023	$	%	2022	$	%	$	%
Revenues:
Interest income	$248,024	$166,985	$81,039	49%	$148,965	$18,020	12%	$99,059	66%
Other income	116,749	69,868	46,881	67%	4,934	64,934	n/a	111,815	n/a
Total revenues	364,773	236,853	127,920	54%	153,899	82,954	54%	210,874	137%
Property operating expenses	20,073	18,118	1,955	11%	16,245	1,873	12%	3,828	24%
NOI(1)	344,700	218,735	125,965	58%	137,654	81,081	59%	207,046	150%
Other expenses:
Interest expense	523,244	540,859	(17,615)	-3%	475,645	65,214	14%	47,599	10%
General and administrative expenses	235,491	179,091	56,400	31%	150,390	28,701	19%	85,101	57%
Loss (gain) on derivatives and financial instruments, net	(27,899)	(2,218)	(25,681)	n/a	6,835	(9,053)	-132%	(34,734)	-508
Loss (gain) on extinguishments of debt, net	419	—	419	n/a	199	(199)	-100%	220	111%
Provision for loan losses, net	10,125	9,512	613	6%	10,320	(808)	-8%	(195)	-2%
Other expenses	9,583	4,020	5,563	138%	20,064	(16,044)	-80%	(10,481)	-52%
Total expenses	750,963	731,264	19,699	3%	663,453	67,811	10%	87,510	13%
Loss from continuing operations before income taxes and other items	(406,263)	(512,529)	106,266	21%	(525,799)	13,270	3%	119,536	23%
Income (loss) from unconsolidated entities	10,636	10,889	(253)	-2%	5,588	5,301	95%	5,048	90%
Income tax (expense) benefit	(2,700)	(6,364)	3,664	58%	(7,247)	883	12%	4,547	63%
Loss from continuing operations	(398,327)	(508,004)	109,677	22%	(527,458)	19,454	4%	129,131	24%
Net income (loss)	(398,327)	(508,004)	109,677	22%	(527,458)	19,454	4%	129,131	24%
Less: Net income (loss) attributable to noncontrolling interests	2,800	907	1,893	209%	(37)	944	n/a	2,837	n/a
Net loss attributable to common stockholders	$(401,127)	$(508,911)	$107,784	21%	$(527,421)	$18,510	4%	$126,294	24%
(1) See Non-GAAP Financial Measures below.
The increase in interest income during the year ended December 31, 2024 is primarily driven by increased advances on loans receivable during the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The increase in other income for the year ended December 31, 2024 is primarily due to interest earned on deposits. Property operating expenses represent insurance costs related to our captive insurance company, which acts as a direct insurer of property level insurance coverage for our portfolio.
The following is a summary of our Non-segment/Corporate interest expense for the periods presented (dollars in thousands):

	Year Ended		One Year Change		Year Ended	One Year Change		Two Year Change
	December 31,	December 31,			December 31,
	2024	2023	$	%	2022	$	%	$	%
Senior unsecured notes	$497,223	$508,681	$(11,458)	-2%	$436,185	$72,496	17%	$61,038	14%
Unsecured credit facility and commercial paper program	6,239	6,977	(738)	-11%	19,576	(12,599)	-64%	(13,337)	-68%
Loan expense	19,782	25,201	(5,419)	-22%	19,884	5,317	27%	(102)	-1%
Totals	$523,244	$540,859	$(17,615)	-3%	$475,645	$65,214	14%	$47,599	10%
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
General and administrative expenses as a percentage of consolidated revenues for the years ended December 31, 2024, 2023 and 2022 were 2.95%, 2.70% and 2.57%, respectively. The increase during the year ended December 31, 2024 is primarily driven by compensation costs associated with increased employee headcount. During the three months ended September 30, 2024, we also recognized $29,838,000 as a cumulative catch up of stock compensation expense due to the change in the probability of achievement of specific performance goals related to special nonrecurring performance-based stock option and restricted stock awards granted in December 2021 and January 2022. Please refer to Note 15 for additional information related to these grants.
Other expenses includes noncapitalizable legal expenses. The provision for income taxes primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as taxable REIT subsidiaries.
Loss (gain) on derivatives and financial instruments, net is primarily attributable to the mark-to-market of the equity warrants received as part of the HC-One Group transactions that closed in 2021 and 2023.
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
NOI is used to evaluate the operating performance of our properties. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. Property operating expenses represent costs associated with managing, maintaining, and servicing tenants for our properties. These expenses include, but are not limited to, property-related payroll and benefits, property management fees paid to managers, marketing, housekeeping, food service, maintenance, utilities, property taxes and insurance. General and administrative expenses represent general overhead costs that are unrelated to property operations and unallocable to the properties. These expenses include, but are not limited to, payroll and benefits related to corporate employees, professional services, office expenses and depreciation of corporate fixed assets. Same store NOI ("SSNOI") is used to evaluate the operating performance of our properties using a consistent population which controls for changes in the composition of our portfolio. We believe the drivers of property level NOI for both consolidated properties and unconsolidated properties are generally the same and therefore, we evaluate SSNOI based on our ownership interest in each property ("Welltower Share"). To arrive at Welltower's Share, NOI is adjusted by adding our minority ownership share related to unconsolidated properties and by subtracting the minority partners' noncontrolling ownership interests for consolidated properties. We do not control investments in unconsolidated properties and while we consider disclosures at Welltower Share to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
be useful, they may not accurately depict the legal and economic implications of our joint venture arrangements and should be used with caution. As used herein, same store is generally defined as those revenue-generating properties in the portfolio for the relevant year-over-year reporting periods. Acquisitions and development conversions are included in SSNOI five full quarters or eight full quarters after acquisition or being placed into service for the QTD Pool and the YTD Pool, respectively. Land parcels, loans and leased properties, as well as any properties sold or classified as held for sale during the respective periods are excluded from SSNOI. Redeveloped properties (including major refurbishments of a Seniors Housing Operating property where 20% or more of units are simultaneously taken out of commission for 30 days or more or Outpatient Medical properties undergoing a change in intended use) are excluded from SSNOI until five full quarters or eight full quarters post completion of the redevelopment for the QTD Pool and YTD Pool, respectively. Properties undergoing operator transitions and/or segment transitions are also excluded from SSNOI until five full quarters or eight full quarters post completion of the transition for the QTD Pool and YTD Pool, respectively. In addition, properties significantly impacted by force majeure, acts of God, or other extraordinary adverse events are excluded from SSNOI until five full quarters or eight full quarters after the properties are placed back into service for the QTD Pool and YTD Pool, respectively. SSNOI excludes non-cash NOI and includes adjustments to present consistent ownership percentages and to translate Canadian properties and U.K. properties using a consistent exchange rate. We believe NOI and SSNOI provide investors relevant and useful information because they measure the operating performance of our properties at the property level on an unleveraged basis. We use NOI and SSNOI to make decisions about resource allocations and to assess the property level performance of our properties.
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
Our supplemental reporting measures and similarly entitled financial measures are widely used by investors, equity and debt analysts and rating agencies in the valuation, comparison, rating and investment recommendations of companies. Management uses these financial measures to facilitate internal and external comparisons to our historical operating results and in making operating decisions. Additionally, the Board of Directors utilizes these measures to evaluate management performance. None of our supplemental measures represent net income or cash flow provided from operating activities as determined in accordance with U.S. GAAP and should not be considered as alternative measures of profitability or liquidity. Finally, the supplemental measures, as defined by us, may not be comparable to similarly entitled items reported by other real estate investment trusts or other companies.

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

	Year Ended December 31,
FFO Reconciliation:	2024	2023	2022
Net income attributable to common stockholders	$951,680	$340,094	$141,214
Depreciation and amortization	1,632,093	1,401,101	1,310,368
Impairment of assets	92,793	36,097	17,502
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(451,611)	(67,898)	(16,043)
Noncontrolling interests	(30,812)	(46,393)	(56,529)
Unconsolidated entities	129,290	100,226	81,560
Funds from operations attributable to common stockholders	$2,323,433	$1,763,227	$1,478,072

Average diluted shares outstanding:	608,750	518,701	465,158

Per diluted share data:
Net income attributable to common stockholders(1)	$1.57	$0.66	$0.30
Funds from operations attributable to common stockholders	$3.82	$3.40	$3.18

(1) Includes adjustment to the numerator for income (loss) attributable to OP Unitholders.
The tables below reflects the reconciliation of consolidated NOI to net income, the most directly comparable U.S. GAAP measure, for the years presented (dollars in thousands):

	Year Ended December 31,
NOI Reconciliation:	2024	2023	2022
Net income (loss)	$972,857	$358,139	$160,568
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(451,611)	(67,898)	(16,043)
Loss (income) from unconsolidated entities	496	53,442	21,290
Income tax expense (benefit)	2,700	6,364	7,247
Other expenses	117,459	108,341	101,670
Impairment of assets	92,793	36,097	17,502
Provision for loan losses, net	10,125	9,809	10,320
Loss (gain) on extinguishment of debt, net	2,130	7	680
Loss (gain) on derivatives and financial instruments, net	(27,887)	(2,120)	8,334
General and administrative expenses	235,491	179,091	150,390
Depreciation and amortization	1,632,093	1,401,101	1,310,368
Interest expense	574,261	607,846	529,519
Consolidated net operating income (NOI)	$3,160,907	$2,690,219	$2,301,845

NOI by segment:
Seniors Housing Operating	$1,511,681	$1,108,039	$945,505
Triple-net	748,049	844,912	746,228
Outpatient Medical	556,477	518,533	472,458
Non-segment/Corporate	344,700	218,735	137,654
Total NOI	$3,160,907	$2,690,219	$2,301,845

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarterly NOI by Segment:
(in thousands)	Three Months Ended								Year Ended
	March 31,		June 30,		September 30,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Seniors Housing Operating:
Total revenues	$1,361,737	$1,134,130	$1,395,373	$1,162,344	$1,514,022	$1,201,705	$1,764,329	$1,265,368	$6,035,461	$4,763,547
Property operating expenses	1,019,347	883,784	1,034,906	885,187	1,135,887	918,990	1,333,640	967,547	4,523,780	3,655,508
Consolidated NOI	$342,390	$250,346	$360,467	$277,157	$378,135	$282,715	$430,689	$297,821	$1,511,681	$1,108,039

Triple-net:
Total revenues	$222,943	$204,709	$142,082	$266,015	$228,649	$196,809	$195,097	$219,573	$788,771	$887,106
Property operating expenses	10,817	11,723	10,495	10,598	9,345	10,044	10,065	9,829	40,722	42,194
Consolidated NOI	$212,126	$192,986	$131,587	$255,417	$219,304	$186,765	$185,032	$209,744	$748,049	$844,912

Outpatient Medical:
Total revenues	$198,310	$184,740	$197,237	$186,097	$204,995	$191,860	$201,571	$187,792	$802,113	$750,489
Property operating expenses	62,463	58,365	61,185	58,697	62,778	62,204	59,210	52,690	245,636	231,956
Consolidated NOI	$135,847	$126,375	$136,052	$127,400	$142,217	$129,656	$142,361	$135,102	$556,477	$518,533

Non-segment/Corporate:
Total revenues	$76,751	$37,150	$90,192	$51,022	$107,997	$71,639	$89,833	$77,042	$364,773	$236,853
Property operating expenses	4,286	3,881	4,711	4,190	4,691	4,035	6,385	6,012	20,073	18,118
Consolidated NOI	$72,465	$33,269	$85,481	$46,832	$103,306	$67,604	$83,448	$71,030	$344,700	$218,735

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a reconciliation of the properties included in our QTD Pool and YTD Pool for SSNOI:

	QTD Pool				YTD Pool
SSNOI Property Reconciliations:	Seniors Housing Operating	Triple-net	Outpatient Medical	Total	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Consolidated properties	1,156	592	371	2,119	1,156	592	371	2,119
Unconsolidated properties	76	—	76	152	76	—	76	152
Total properties	1,232	592	447	2,271	1,232	592	447	2,271
Recent acquisitions and development conversions(1)	(167)	(74)	(12)	(253)	(282)	(106)	(48)	(436)
Under development	(34)	—	(8)	(42)	(34)	—	(8)	(42)
Under redevelopment(2)	(2)	(4)	(2)	(8)	(2)	(4)	(2)	(8)
Current held for sale	(22)	(1)	—	(23)	(22)	(1)	—	(23)
Land parcels, loans and leased properties	(105)	(8)	(9)	(122)	(105)	(8)	(9)	(122)
Transitions(3)	(234)	(19)	—	(253)	(234)	(19)	—	(253)
Other(4)	(8)	(4)	(1)	(13)	(8)	(4)	(1)	(13)
Same store properties	660	482	415	1,557	545	450	379	1,374

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

	QTD Pool		YTD Pool
	Three Months Ended		Twelve Months Ended
SSNOI Reconciliations:	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Seniors Housing Operating:
Consolidated NOI	$430,689	$297,821	$1,511,681	$1,108,039
NOI attributable to unconsolidated investments	23,282	20,488	90,812	65,281
NOI attributable to noncontrolling interests	(12,369)	(15,688)	(52,437)	(62,838)
NOI attributable to non-same store properties	(143,604)	(62,817)	(571,693)	(294,139)
Non-cash NOI attributable to same store properties	(1,834)	(2,757)	(756)	(2,328)
Currency and ownership adjustments (1)	(267)	1,500	(262)	3,569
SSNOI at Welltower Share	295,897	238,547	977,345	817,584

Triple-net:
Consolidated NOI	185,032	209,744	748,049	844,912
NOI attributable to unconsolidated investments	—	5,711	3,504	9,901
NOI attributable to noncontrolling interests	(5,314)	(12,584)	(29,387)	(31,361)
NOI attributable to non-same store properties	(56,108)	(38,316)	(172,633)	(240,832)
Non-cash NOI attributable to same store properties	23,533	(25,647)	(23,865)	(82,917)
Currency and ownership adjustments (1)	(279)	2,128	4,852	8,353
SSNOI at Welltower Share	146,864	141,036	530,520	508,056

Outpatient Medical:
Consolidated NOI	142,361	135,102	556,477	518,533
NOI attributable to unconsolidated investments	4,099	4,586	17,244	18,925
NOI attributable to noncontrolling interests	(2,491)	(2,308)	(9,898)	(15,400)
NOI attributable to non-same store properties	(8,742)	(3,607)	(63,145)	(35,787)
Non-cash NOI attributable to same store properties	(5,488)	(5,433)	(19,100)	(20,404)
Currency and ownership adjustments (1)	13	77	57	6,269
SSNOI at Welltower Share	129,752	128,417	481,635	472,136

SSNOI at Welltower Share:
Seniors Housing Operating	295,897	238,547	977,345	817,584
Triple-net	146,864	141,036	530,520	508,056
Outpatient Medical	129,752	128,417	481,635	472,136
Total	$572,513	$508,000	$1,989,500	$1,797,776

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

	Year Ended December 31,
Adjusted EBITDA Reconciliation:	2024	2023	2022
Net income (loss)	$972,857	$358,139	$160,568
Interest expense	574,261	607,846	529,519
Income tax expense (benefit)	2,700	6,364	7,247
Depreciation and amortization	1,632,093	1,401,101	1,310,368
EBITDA	3,181,911	2,373,450	2,007,702
Loss (income) from unconsolidated entities	496	53,442	21,290
Stock-based compensation expense	74,482	36,611	26,027
Loss (gain) on extinguishment of debt, net	2,130	7	680
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(451,611)	(67,898)	(16,043)
Impairment of assets	92,793	36,097	17,502
Provision for loan losses, net	10,125	9,809	10,320
Loss (gain) on derivatives and financial instruments, net	(27,887)	(2,120)	8,334
Other expenses	117,459	108,341	101,670
Lease termination and leasehold interest adjustment (1)	—	(65,485)	(64,854)
Casualty losses, net of recoveries	12,261	10,107	10,391
Other impairment, net (2)	139,652	16,642	(620)
Adjusted EBITDA	$3,151,811	$2,509,003	$2,122,399

Adjusted Interest Coverage Ratio:
Interest expense	$574,261	$607,846	$529,519
Capitalized interest	58,115	50,699	30,491
Non-cash interest expense	(42,388)	(23,494)	(21,754)
Total interest	589,988	635,051	538,256
EBITDA	$3,181,911	$2,373,450	$2,007,702
Interest coverage ratio	5.39x	3.74x	3.73x
Adjusted EBITDA	$3,151,811	$2,509,003	$2,122,399
Adjusted interest coverage ratio	5.34x	3.95x	3.94x

Adjusted Fixed Charge Coverage Ratio:
Total interest	$589,988	$635,051	$538,256
Secured debt principal payments	47,329	54,076	58,114
Total fixed charges	637,317	689,127	596,370
EBITDA	$3,181,911	$2,373,450	$2,007,702
Fixed charge coverage ratio	4.99x	3.44x	3.37x
Adjusted EBITDA	$3,151,811	$2,509,003	$2,122,399
Adjusted fixed charge coverage ratio	4.95x	3.64x	3.56x
(1) Primarily relates to the derecognition of leasehold interests and the gain recognized in other income.
(2) Represents the write-off or recovery of straight-line rent receivables balances relating to leases placed on cash recognition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our leverage ratios include book capitalization, undepreciated book capitalization and enterprise value. Book capitalization represents the sum of net debt (defined as total long-term debt excluding operating lease liabilities, less cash and cash equivalents and restricted cash), total equity and redeemable noncontrolling interests. Undepreciated book capitalization represents book capitalization adjusted for accumulated depreciation and amortization. Enterprise value represents book capitalization adjusted for the fair market value of our common stock. Our leverage ratios are defined as the proportion of net debt to total capitalization. The table below reflects the reconciliation of our leverage ratios to our balance sheets for the periods presented. Amounts are in thousands, except share price.

	Year Ended December 31,
	2024	2023	2022
Book capitalization:
Unsecured credit facility and commercial paper	$—	$—	$—
Long-term debt obligations(1)	15,608,294	15,815,226	14,661,552
Cash and cash equivalents and restricted cash	(3,711,457)	(2,076,083)	(722,292)
Total net debt	11,896,837	13,739,143	13,939,260
Total equity and noncontrolling interests(2)	32,572,586	26,371,727	21,393,996
Book capitalization	$44,469,423	$40,110,870	$35,333,256
Net debt to book capitalization ratio	26.8%	34.3%	39.5%

Undepreciated book capitalization:
Total net debt	$11,896,837	$13,739,143	$13,939,260
Accumulated depreciation and amortization	10,626,263	9,274,814	8,075,733
Total equity and noncontrolling interests(2)	32,572,586	26,371,727	21,393,996
Undepreciated book capitalization	$55,095,686	$49,385,684	$43,408,989
Net debt to undepreciated book capitalization ratio	21.6%	27.8%	32.1%

Enterprise value:
Common shares outstanding	635,289	564,241	490,509
Period end share price	$126.03	$90.17	$65.55
Common equity market capitalization	$80,065,473	$50,877,611	$32,152,865
Total net debt	11,896,837	13,739,143	13,939,260
Noncontrolling interests(2)	616,378	967,351	1,099,182
Consolidated enterprise value	$92,578,688	$65,584,105	$47,191,307
Net debt to consolidated enterprise value ratio	12.9%	20.9%	29.5%
(1) Amounts include senior unsecured notes, secured debt and lease liabilities related to finance leases, as reflected on our Consolidated Balance Sheets. Operating lease liabilities related to ASC 842 are excluded.
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
Impairment of Real Property Owned and Investments in Unconsolidated Entities
Assessing impairment of real property owned and investments in unconsolidated entities involves subjectivity in determining if indicators of impairment are present and in estimating the future undiscounted cash flows or estimated fair value of an asset. The evaluation of indicators of impairment is dependent on a number of factors, including when there is an unfavorable change in the operating performance of the property, a change in management's intent to hold and operate the property or a change in the property's use. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates, all of which are affected by our expectations of future market or economic conditions. These inputs can have a significant impact on the undiscounted cash flows.
The evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in market conditions or a change in management's investment strategy. When required, we estimate the fair value of an investment and, if such fair value is lower than carrying value, assess whether any impairment is other-than-temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. These inputs can have a significant impact on the calculation of the fair value of the investment.

Quarterly, we review our real property owned on a property by property basis to determine if facts and circumstances suggest the property may be impaired. These indicators may include expected operational performance, the tenant's ability to make rent payments, a change in management's intent to hold and operate the property and changes in the market that may permanently reduce the value of the property. If indicators of impairment exist, an undiscounted cash flow analysis will be prepared to determine if the value of the property will be recoverable. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value. The analysis requires us to use judgment in determining whether indicators of impairment exist and to estimate the expected future undiscounted cash flows or estimated fair values of the property. Properties that meet the held for sale criteria are recorded at the lesser of the fair value less costs to sell or carrying value.
We also evaluate investments in unconsolidated entities for indicators of impairment and, when present, record impairment charges based on a comparison of the estimated fair value of the equity method investment to its carrying value if the decline in the estimated fair value of such an investment below its carrying value is other-than-temporary.
At December 31, 2024, our net real property owned was approximately $40,673,242,000 and investments in unconsolidated entities totaled $1,768,772,000. During the year ended December 31, 2024, we recorded impairment charges of $92,793,000 related to 18 Seniors Housing Operating properties, three Triple-net properties and one Outpatient Medical property. No impairment losses related to investments in unconsolidated entities were recorded during the year ended December 31, 2024.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nature of Critical Accounting Estimate	Assumptions/Approach Used
Real Estate Acquisitions
Most of our real estate acquisitions are considered asset acquisitions for which we record the related real estate acquired (tangible assets and identifiable intangible assets and liabilities) at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. Tangible assets consist primarily of land, building and improvements. Identifiable intangible assets and liabilities primarily consist of the above or below market component of in-place leases and the value of in-place leases. The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with respect to that tenant.
For real estate acquisitions accounted for as business combinations, we allocate the acquisition consideration to the assets acquired, liabilities assumed and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill.

In determining the fair values that drive the recorded tangible assets and identifiable intangible assets and liabilities, we estimate the fair value of each component of the real estate acquired, which generally includes land, buildings and improvements, the above or below market component of in-place leases and the value of in-place leases using a number of sources including independent appraisals, our own analysis of recently acquired or developed and existing comparable properties in our portfolio and other market data. Significant assumptions used to determine such fair values include comparable land sales, capitalization rates, discount rates, market rental rates and property operating data, all of which can be impacted by expectations about future market or economic conditions. Our estimates of the values of these components affect the amount of depreciation and amortization we record over the estimated useful life of the property or the term of the lease and the amount of goodwill recognized in an acquisition accounted for as a business combination.
During the year ended December 31, 2024, we disbursed $3,525,449,000 of cash related to real estate asset acquisitions and business combinations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nature of Critical Accounting Estimate	Assumptions/Approach Used
Principles of Consolidation
The consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of joint venture entities in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. In addition, we consolidate those entities deemed to be variable interest entities (“VIEs”) in which we are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

We make judgments about which entities are VIEs based on an assessment of whether (i) the equity investors as a group, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support. We make judgments with respect to our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. Consideration of various factors include, but is not limited to, our ability to direct the activities that most significantly impact the entity's economic performance, our form of ownership interest, our representation on the entity's governing body, the size and seniority of our investment, our ability and the rights of other investors to participate in policy making decisions, replace the manager and/or liquidate the entity, if applicable. Our ability to correctly assess our influence or control over an entity at inception of our involvement or on a continuous basis when determining the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements. If we perform a primary beneficiary analysis at a date other than at inception of the VIE, our assumptions may be different and may result in the identification of a different primary beneficiary.

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
During the year ended December 31, 2024, we recognized provision for loan losses of $10,125,000, which includes changes in the reserve based on our historical loss experience.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We seek to mitigate the underlying foreign currency exposures with gains and losses on derivative contracts hedging these exposures. We seek to mitigate the effects of fluctuations in interest rates by matching the terms of new investments with new long-term fixed-rate borrowings to the extent possible. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. These decisions are principally based on our policy to match our variable-rate investments with comparable borrowings but are also based on the general trend in interest rates at the applicable dates and our perception of the future volatility of interest rates. This section is presented to provide a discussion of the risks associated with potential fluctuations in interest rates and foreign currency exchange rates. For more information, see Notes 12 and 17 to our consolidated financial statements.
We historically borrow on our unsecured revolving credit facility and commercial paper program to acquire, construct or make loans relating to healthcare and seniors housing properties. Then, as market conditions dictate, we will issue equity or long-term fixed-rate debt to repay the borrowings under our unsecured revolving credit facility and commercial paper program. We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings were completed under indentures or contractual agreements that limit the amount of indebtedness we may incur. Accordingly, in the event that we are unable to raise additional equity or borrow money because of these limitations, our ability to acquire additional properties may be limited.
A change in interest rates will not affect the interest expense associated with our fixed-rate debt. Interest rate changes, however, will affect the fair value of our fixed-rate debt. Changes in the interest rate environment upon maturity of this fixed-rate debt could have an effect on our future cash flows and earnings, depending on whether the debt is replaced with other fixed-rate debt, variable-rate debt or equity or repaid by the sale of assets. To illustrate the impact of changes in the interest rate markets, we performed a sensitivity analysis on our fixed-rate debt instruments after considering the effects of interest rate swaps, whereby we modeled the change in net present values arising from a hypothetical 1% increase in interest rates to determine the instruments’ change in fair value. The following table summarizes the analysis performed as of the dates indicated (in thousands):

	December 31, 2024		December 31, 2023
	Principal balance	Change in fair value	Principal balance	Change in fair value
Senior unsecured notes	$12,142,890	$(471,517)	$12,800,253	$(515,723)
Secured debt	2,225,542	(94,922)	1,625,364	(58,066)
Totals	$14,368,432	$(566,439)	$14,425,617	$(573,789)
Our variable-rate debt, including our unsecured revolving credit facility and commercial paper program, are reflected at fair value. At December 31, 2024, we had $1,425,256,000 outstanding related to our variable-rate debt after considering the effects of interest rate swaps. Assuming no changes in outstanding balances, a 1% increase in interest rates would result in increased annual interest expense of $14,253,000. At December 31, 2023, we had $1,496,447,000 of outstanding variable-rate debt. Assuming no changes in outstanding balances, a 1% increase in interest rates would have resulted in increased annual interest expense of $14,964,000.
We are subject to currency fluctuations that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian Dollar or British Pounds Sterling relative to the U.S. Dollar impact the amount of net income we earn from our investments in Canada and the U.K. Based solely on our results for the year ended December 31, 2024, including the impact of existing hedging arrangements, if these exchange rates were to increase or decrease by 10%, our net income from these investments would increase or decrease, as applicable, by less than $15,000,000. We will continue to mitigate these underlying foreign currency exposures with non-U.S. denominated borrowings and gains and losses on derivative contracts. If we increase our international presence through investments in, or acquisitions or development of, seniors housing and healthcare properties outside the U.S., we may also decide to transact additional business or borrow funds in currencies other than U.S. Dollars, Canadian Dollars or British Pounds Sterling. To illustrate the impact of changes in foreign currency markets, we performed a sensitivity analysis on our derivative portfolio whereby we modeled the change in net present values arising from a hypothetical 1% increase in foreign currency exchange rates to determine the instruments’ change in fair value. The following table summarizes the results of the analysis performed (dollars in thousands):

	December 31, 2024		December 31, 2023
	Carrying value	Change in fair value	Carrying value	Change in fair value
Foreign currency exchange contracts	$99,931	$3,077	$10,811	$5,087
Debt designated as hedges	1,488,175	14,882	1,527,380	15,274
Totals	$1,588,106	$17,959	$1,538,191	$20,361
The sensitivity analyses are of limited predictive value. As a result, revenues and expenses, as well as our ultimate realized gains or losses with respect to interest rate fluctuations and foreign currency exchange rates will depend on the exposures that arise during a future period and hedging strategies at the time.

Item 8.  Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Welltower Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Welltower Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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
    Impairment of Real Property and Investments in Unconsolidated Entities
Description of the Matter    The Company, on a periodic basis, assesses whether there are indicators that (i) the carrying value of real property owned may not be recoverable or (ii) investments in unconsolidated entities may be other than temporarily impaired. At December 31, 2024, the Company’s consolidated net real property owned totaled $40.7 billion and its investments in unconsolidated entities totaled $1.8 billion. During 2024, the Company recorded impairment losses of $92.8 million related to real property owned and no impairment related to investments in unconsolidated entities.
As discussed in Note 2 to the consolidated financial statements, the Company reviews real property owned on a property by property basis to determine if facts and circumstances suggest the property may be impaired. The evaluation of indicators of impairment of a property is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the property or a change in management's intent to hold and operate the property. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to its estimated fair value and an impairment charge is recognized for the difference between the carrying value and the fair value.

The Company also evaluates investments in unconsolidated entities for indicators of impairment and, when present, records impairment charges based upon a comparison of the estimated fair value of the equity method investment to its carrying value, if the decline in the estimated fair value of such an investment below its carrying value is other-than-temporary. This evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in market conditions or a change in management's investment strategy. When required, the Company estimates the fair value of an investment and, if such fair value is lower than carrying value, assesses whether any impairment is other-than-temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates.
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
In addition, we compared the significant assumptions used by management to current industry and economic trends and other relevant market information, and as needed, involved a valuation specialist to assist in evaluating certain assumptions. We performed sensitivity analyses of significant assumptions used to determine recoverability and/or fair value (each where applicable) of the related real property owned or investments in unconsolidated entities and evaluated significant variances between the forecasted cash flows and historical actual results. We also assessed whether any declines in fair values of investments in unconsolidated entities were other-than-temporary.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1970.
Toledo, Ohio
February 12, 2025

CONSOLIDATED BALANCE SHEETS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	December 31, 2024	December 31, 2023
Assets
Real estate investments:
Real property owned:
Land and land improvements	$5,271,418	$4,697,824
Buildings and improvements	42,207,735	37,796,553
Acquired lease intangibles	2,548,766	2,166,470
Real property held for sale, net of accumulated depreciation	51,866	372,883
Construction in progress	1,219,720	1,304,441
Less accumulated depreciation and amortization	(10,626,263)	(9,274,814)
Net real property owned	40,673,242	37,063,357
Right of use assets, net	1,201,131	350,969
Investments in sales-type leases, net	172,260	—
Real estate loans receivable, net of credit allowance	1,805,044	1,361,587
Net real estate investments	43,851,677	38,775,913
Other assets:
Investments in unconsolidated entities	1,768,772	1,636,531
Cash and cash equivalents	3,506,586	1,993,646
Restricted cash	204,871	82,437
Receivables and other assets	1,712,402	1,523,639
Total other assets	7,192,631	5,236,253
Total assets	$51,044,308	$44,012,166

Liabilities and equity
Liabilities:
Unsecured credit facility and commercial paper	$—	$—
Senior unsecured notes	13,162,102	13,552,222
Secured debt	2,338,155	2,183,327
Lease liabilities	1,258,099	383,230
Accrued expenses and other liabilities	1,713,366	1,521,660
Total liabilities	18,471,722	17,640,439

Redeemable noncontrolling interests	256,220	290,605

Equity:
Common stock	637,002	565,894
Capital in excess of par value	40,016,503	32,741,949
Treasury stock	(114,176)	(111,578)
Cumulative net income	10,096,724	9,145,044
Cumulative dividends	(18,320,064)	(16,773,773)
Accumulated other comprehensive income (loss)	(359,781)	(163,160)
Total Welltower Inc. stockholders' equity	31,956,208	25,404,376
Noncontrolling interests	360,158	676,746
Total equity	32,316,366	26,081,122
Total liabilities and equity	$51,044,308	$44,012,166
See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
WELLTOWER INC. AND SUBSIDIARIES
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Resident fees and services	$6,027,149	$4,753,804	$4,173,711
Rental income	1,570,278	1,556,073	1,451,786
Interest income	256,191	168,354	150,571
Other income	137,500	159,764	84,547
Total revenues	7,991,118	6,637,995	5,860,615
Expenses:
Property operating expenses	4,830,211	3,947,776	3,558,770
Depreciation and amortization	1,632,093	1,401,101	1,310,368
Interest expense	574,261	607,846	529,519
General and administrative expenses	235,491	179,091	150,390
Loss (gain) on derivatives and financial instruments, net	(27,887)	(2,120)	8,334
Loss (gain) on extinguishment of debt, net	2,130	7	680
Provision for loan losses, net	10,125	9,809	10,320
Impairment of assets	92,793	36,097	17,502
Other expenses	117,459	108,341	101,670
Total expenses	7,466,676	6,287,948	5,687,553

Income (loss) from continuing operations before income taxes and other items	524,442	350,047	173,062
Income tax (expense) benefit	(2,700)	(6,364)	(7,247)
Income (loss) from unconsolidated entities	(496)	(53,442)	(21,290)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net	451,611	67,898	16,043
Income (loss) from continuing operations	972,857	358,139	160,568

Net income	972,857	358,139	160,568
Less: Net income (loss) attributable to noncontrolling interests(1)	21,177	18,045	19,354
Net income (loss) attributable to common stockholders	$951,680	$340,094	$141,214

Weighted average number of common shares outstanding:
Basic	602,975	515,629	462,185
Diluted	608,750	518,701	465,158

Earnings per share:
Basic:
Income (loss) from continuing operations	$1.61	$0.69	$0.35
Net income (loss) attributable to common stockholders	$1.58	$0.66	$0.31

Diluted:
Income (loss) from continuing operations	$1.60	$0.69	$0.35
Net income (loss) attributable to common stockholders(2)	$1.57	$0.66	$0.30
(1) Includes amounts attributable to redeemable noncontrolling interests.
(2) Includes adjustment to the numerator for income (loss) attributable to OP Units and DownREIT Units.

See accompanying notes

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
WELLTOWER INC. AND SUBSIDIARIES
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$972,857	$358,139	$160,568

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(327,068)	223,920	(466,910)
Derivative and financial instruments designated as hedges gain (loss)	166,329	(245,095)	442,620
Total other comprehensive income (loss)	(160,739)	(21,175)	(24,290)

Total comprehensive income (loss)	812,118	336,964	136,278
Less: Total comprehensive income (loss) attributable to noncontrolling interests(1)	10,091	27,637	(6,545)
Total comprehensive income (loss) attributable to common stockholders	$802,027	$309,327	$142,823
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes

CONSOLIDATED STATEMENTS OF EQUITY
WELLTOWER INC. AND SUBSIDIARIES

(in thousands)	Common Stock	Capital in Excess of Par Value	Treasury Stock	Cumulative Net Income	Cumulative Dividends	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balances at December 31, 2021	$448,605	$23,133,641	$(107,750)	$8,663,736	$(14,380,915)	$(121,316)	$960,578	$18,596,579
Comprehensive income:
Net income (loss)				141,214			36,151	177,365
Other comprehensive income (loss)						1,609	(24,161)	(22,552)
Total comprehensive income								154,813
Net change in noncontrolling interests		(88,756)					(210,974)	(299,730)
Adjustment to members' interest from change in ownership in Welltower OP		46,649					(46,649)	—
Redemption of OP Units and DownREIT Units	5	1,464					(206)	1,263
Amounts related to stock incentive plans, net of forfeitures	214	27,018	(3,251)					23,981
Net proceeds from issuance of common stock	43,095	3,622,734						3,665,829
Common stock dividends paid					(1,133,182)			(1,133,182)
Balances at December 31, 2022	491,919	26,742,750	(111,001)	8,804,950	(15,514,097)	(119,707)	714,739	21,009,553

Comprehensive income:
Net income (loss)				340,094			17,819	357,913
Other comprehensive income (loss)						(30,767)	8,839	(21,928)
Total comprehensive income								335,985
Net change in noncontrolling interests		25,571				(12,686)	(80,009)	(67,124)
Adjustment to members' interest from change in ownership in Welltower OP		(18,399)					18,399	—
Redemption of OP Units and DownREIT Units	336	20,061					(3,041)	17,356
Amounts related to stock incentive plans, net of forfeitures	210	38,026	(577)					37,659
Net proceeds from issuance of common stock	73,429	5,933,940						6,007,369
Common stock dividends paid					(1,259,676)			(1,259,676)
Balances at December 31, 2023	565,894	32,741,949	(111,578)	9,145,044	(16,773,773)	(163,160)	676,746	26,081,122

Comprehensive income:
Net income (loss)				951,680			18,944	970,624
Other comprehensive income (loss)						(149,652)	(6,564)	(156,216)
Total comprehensive income								814,408
Net change in noncontrolling interests		(165,121)				(46,969)	(350,393)	(562,483)
Adjustment to members' interest from change in ownership in Welltower OP		(22,370)					22,370	—
Redemption of OP Units and DownREIT Units	495	43,461					(945)	43,011
Amounts related to stock incentive plans, net of forfeitures	174	77,114	(2,598)					74,690
Net proceeds from issuance of common stock	70,439	7,341,470						7,411,909
Common stock dividends paid					(1,546,291)			(1,546,291)
Balances at December 31, 2024	$637,002	$40,016,503	$(114,176)	$10,096,724	$(18,320,064)	$(359,781)	$360,158	$32,316,366
See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS
WELLTOWER INC. AND SUBSIDIARIES
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$972,857	$358,139	$160,568
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,632,093	1,401,101	1,310,368
Other amortization expenses	47,759	42,645	28,234
Provision for loan losses, net	10,125	9,809	10,320
Impairment of assets	92,793	36,097	17,502
Stock-based compensation expense	75,821	37,199	26,149
Loss (gain) on derivatives and financial instruments, net	(27,887)	(2,120)	8,334
Loss (gain) on extinguishment of debt, net	2,130	7	680
Loss (income) from unconsolidated entities	496	53,442	21,290
Rental income less than (in excess of) cash received	(15,859)	(135,758)	(108,883)
Amortization related to above (below) market leases, net	(219)	(529)	(1,693)
Loss (gain) on real estate dispositions and acquisitions of controlling interests, net	(451,611)	(67,898)	(16,043)
Proceeds from (payments on) interest rate swap settlements	(59,555)	—	—
Loss (gain) on loss of control of subsidiary	—	(65,485)	—
Distributions by unconsolidated entities	19,516	11,623	12,462
Increase (decrease) in accrued expenses and other liabilities	26,541	(79,801)	50,857
Decrease (increase) in receivables and other assets	(68,579)	3,390	(191,437)
Net cash provided from (used in) operating activities	2,256,421	1,601,861	1,328,708

Investing activities:
Cash disbursed for acquisitions, net of cash acquired	(3,525,449)	(3,558,266)	(2,306,020)
Cash disbursed for capital improvements to existing properties	(857,546)	(517,682)	(476,016)
Cash disbursed for construction in progress	(827,900)	(1,014,935)	(631,737)
Capitalized interest	(58,115)	(50,699)	(30,491)
Investment in loans receivable	(623,501)	(490,736)	(156,045)
Principal collected on loans receivable	294,409	90,215	196,310
Other investments, net of payments	(61,027)	(100,128)	(98,459)
Contributions to unconsolidated entities	(264,561)	(343,498)	(502,171)
Distributions by unconsolidated entities	52,391	149,753	37,571
Net proceeds from net investment hedge settlements	20,093	31,493	63,747
Proceeds from sales of real property	336,525	96,741	199,496
Net cash provided from (used in) investing activities	(5,514,681)	(5,707,742)	(3,703,815)

Financing activities:
Net increase (decrease) under unsecured credit facility and commercial paper	—	—	(324,935)
Net proceeds from issuance of senior unsecured notes	1,015,063	1,011,780	1,040,232
Payments to extinguish senior unsecured notes	(1,350,000)	—	—
Net proceeds from the issuance of secured debt	197,930	385,115	113,183
Payments on secured debt	(498,049)	(741,856)	(457,180)
Net proceeds from the issuance of common stock	7,415,778	6,010,129	3,667,854
Payments for deferred financing costs and prepayment penalties	(23,388)	(7,220)	(5,062)
Contributions by noncontrolling interests(1)	59,643	280,678	138,656
Distributions to noncontrolling interests(1)	(301,029)	(216,273)	(272,414)
Cash distributions to stockholders	(1,545,275)	(1,260,578)	(1,131,527)
Other financing activities	(65,322)	(13,128)	(7,530)
Net cash provided from (used in) financing activities	4,905,351	5,448,647	2,761,277
Effect of foreign currency translation on cash and cash equivalents and restricted cash	(11,717)	11,025	(10,633)
Increase (decrease) in cash, cash equivalents and restricted cash	1,635,374	1,353,791	375,537
Cash, cash equivalents and restricted cash at beginning of period	2,076,083	722,292	346,755
Cash, cash equivalents and restricted cash at end of period	$3,711,457	$2,076,083	$722,292

Supplemental cash flow information:
Interest paid	$593,030	$628,582	$531,672
Income taxes paid (received), net	8,415	7,682	3,435
(1) Includes amounts attributable to redeemable noncontrolling interests.
See accompanying notes.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business
Welltower Inc., an S&P 500 company headquartered in Toledo, Ohio, is driving the transformation of healthcare infrastructure. We invest with leading seniors housing operators, post-acute providers and health systems to fund the real estate and infrastructure needed to scale innovative care delivery models and improve people's wellness and overall healthcare experience. Welltower Inc., a real estate investment trust ("REIT"), owns interests in properties concentrated in major, high-growth markets in the United States ("U.S."), Canada and the United Kingdom ("U.K."), consisting of seniors housing and post-acute communities and outpatient medical properties.
We are structured as an umbrella partnership REIT under which substantially all of our business is conducted through Welltower OP LLC, the day-to-day management of which is exclusively controlled by Welltower Inc. Unless stated otherwise or the context otherwise requires, references to "Welltower" mean Welltower Inc. and references to "Welltower OP" mean Welltower OP LLC. References to "we," "us" and "our" mean collectively Welltower, Welltower OP and those entities/subsidiaries owned or controlled by Welltower and/or Welltower OP. Welltower's weighted average ownership in Welltower OP was 99.723% for the year ended December 31, 2024. As of December 31, 2024, Welltower owned 99.707% of the issued and outstanding units of Welltower OP, with other investors owning the remaining 0.293% of outstanding units. We adjust the noncontrolling members' interest at the end of each period to reflect their interest in the net assets of Welltower OP.
2. Accounting Policies and Related Matters
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of our wholly owned subsidiaries and joint venture entities that we control, through voting rights or other means. All material intercompany transactions and balances have been eliminated in consolidation. At inception of transactions, we identify entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and determine which business enterprise is the primary beneficiary of its operations. A VIE is broadly defined as an entity where either (i) substantially all of an entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights, (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (iii) the equity investors as a group lack any of the following: (a) the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance, (b) the obligation to absorb the expected losses of an entity or (c) the right to receive the expected residual returns of an entity. Criterion (iii) is generally applied to limited partnerships and similarly structured entities by assessing whether a simple majority of the limited partners hold substantive rights to participate in significant decisions of the entity or have the ability to remove the decision maker or liquidate the entity without cause. If neither of those criteria are met, the entity is a VIE.
We consolidate investments in VIEs when we are determined to be the primary beneficiary. Accounting Standards Codification Topic 810, Consolidations ("ASC 810"), requires enterprises to perform a qualitative approach to determining whether or not a VIE will need to be consolidated. This evaluation is based on an enterprise’s ability to direct and influence the activities of a VIE that most significantly impact that entity’s economic performance and the rights held by limited partners or non-managing members.
The designation of an entity as a VIE is reassessed upon certain events, including but not limited to: (i) a change to the contractual arrangements of the entity or in the ability of a party to exercise its participation or kick-out rights, (ii) a change to the capitalization structure of the entity or (iii) acquisitions or sales of interests that constitute a change in control.
Revenue Recognition
For our Triple-net and Outpatient Medical segments, a significant source of our revenue is generated through leasing arrangements and accounted for under ASC 842, Leases ("ASC 842"). Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. Leases in our Outpatient Medical portfolio typically include some form of operating expense reimbursement by the tenant, and upon adoption of ASC 842, we elected the lessor practical expedient to not separate non-lease components from the associated lease components resulting in presenting all revenue associated with Outpatient Medical leases as leasing revenue on the Consolidated Statements of Comprehensive Income. Certain payments made to tenants are treated as lease incentives and amortized as a reduction of revenue over the lease term.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and generally is recognized monthly as services are provided. Agreements with residents generally have varying terms and are cancellable by the resident with 30 days’ notice. We have elected the lessor practical expedient within ASC 842 and recognize and disclose the revenues for Seniors Housing Operating resident agreements based on the predominant component, generally the non-lease service component, under ASC 606, Revenue from Contracts with Customers. Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. Management contracts are present in some of our joint venture agreements to provide asset and property management, leasing, marketing and other services, and management contract revenues are recognized monthly as services are provided.
Our Seniors Housing Operating segment also contains continuing care retirement communities, which operate as entrance fee communities. The entrance fee communities offer different contracts, which vary in terms of how much of the entrance fee is considered to be refundable upon move-out, temporarily refundable until a period of time has passed or nonrefundable. Refundable entrance fees are recorded as a payable within the accrued expenses and other liabilities line item of our Consolidated Balance Sheets. Nonrefundable entrance fees are recorded as deferred revenue within the same line item and are recognized into revenue over the estimated remaining stay of the resident. We use a third-party actuarial expert to determine the estimated remaining stay of each resident based on demographic data.
Our Triple-net segment also includes investments in sales-type leases, for which we record any selling profit or loss arising from leases at inception within gain (loss) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. The investments in sales-type leases, net represents the lease receivable, the components of which are the future lease payments and any guaranteed or unguaranteed residual value for the underlying assets expected at the end of the lease term, measured at the net present value discounted using a rate implicit in the lease.
Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of collectability risk.
We recognize gains and losses on the disposition of real estate when control transfers to the buyer, generally when consideration and title are exchanged and the risks and rewards of ownership transfer.
Cash and Cash Equivalents
Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less.
Restricted Cash
Restricted cash primarily consists of amounts held by lenders to provide future payments for real estate taxes, insurance, tenant and capital improvements, amounts held in escrow relating to transactions we are entitled to receive over a period of time as outlined in the escrow agreement and net proceeds from property sales that were executed as tax-deferred dispositions under Internal Revenue Code ("IRC") Section 1031.
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
Investments in Unconsolidated Entities
Investments in entities that we do not consolidate but have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method, our share of the investee’s earnings or losses is included in our consolidated results of operations. The initial carrying value of investments in unconsolidated entities is based on the amount paid to purchase the equity interest, inclusive of transaction costs. To the extent that our cost basis is different from the basis reflected at the entity level, the basis difference is generally amortized over the lives of the related assets and liabilities, and such amortization is included in our share of equity in earnings of the entity. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership. In other instances, net income or loss may be allocated between the partners in the joint venture based on the hypothetical liquidation at book value method ("HLBV method"). Under the HLBV method, we recognize income and loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of the underlying investment at book value.
We evaluate our investments in unconsolidated entities for impairment and, when present, record impairment charges based on a comparison of the estimated fair value of the equity method investment to its carrying value if the decline in the estimated fair value of such an investment below its carrying value is other-than-temporary. This evaluation of indicators of impairment of investments in unconsolidated entities is dependent on a number of factors including the performance of each investment, a change in conditions or a change in management's investment strategy. When required, we estimate the fair value of an investment and assess whether any impairment is other-than-temporary using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates.

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
Redeemable Noncontrolling Interests
Certain noncontrolling interests are redeemable at fair value. Accordingly, we record the carrying amount of the noncontrolling interests at the greater of (i) the initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and its share of other comprehensive income or loss and contributions or distributions or (ii) the redemption value. If the interests are redeemable in the future, we accrete the carrying value to the redemption value over the period until expected redemption, currently a weighted average period of approximately four years. In accordance with ASC 810, the redeemable noncontrolling interests are classified outside of permanent equity, as a mezzanine item on the balance sheet. At December 31, 2024, the current redemption value of redeemable noncontrolling interests exceeded the carrying value of $256,220,000 by $33,447,000.
We entered into certain DownREIT partnerships which give a real estate seller the ability to exchange its property on a tax-deferred basis for equity membership interests ("DownREIT Units"). The DownREIT Units may be redeemed any time following the first anniversary of the date of issuance at the election of the holders for one share of our common stock per unit or, at our option, cash.
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
For real estate acquisitions accounted for as business combinations, we allocate the acquisition consideration to the assets acquired, liabilities assumed and noncontrolling interests at fair value as of the acquisition date. Any excess of the consideration transferred relative to the fair value of the net assets acquired is accounted for as goodwill.
Identifiable intangible assets and liabilities consist primarily of the above or below market component of in-place leases and the value associated with the presence of in-place leases. The value allocable to the above or below market component of the acquired in-place lease is determined based on the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in acquired lease intangibles and below market leases are included in other liabilities on the balance sheet and are amortized to rental income over the remaining terms of the respective leases.
The total amount of other intangible assets acquired is further allocated to in-place lease values and customer relationship values for in-place tenants based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. The total amount of other intangible assets acquired is further allocated to in-place lease values for in-place residents with such value representing (i) value associated with lost revenue related to tenant reimbursable operating costs that would be incurred in an assumed re-leasing period and (ii) value associated with lost rental revenue from existing leases during an assumed re-leasing period. This intangible asset is amortized over the remaining life of the lease or the assumed re-leasing period.
Transaction costs primarily represent costs incurred with acquisitions including due diligence costs, fees for legal and valuation services, termination of pre-existing relationships computed based on the fair value of the assets acquired, lease termination fees and other acquisition-related costs. Transaction costs directly related to asset acquisitions are capitalized as a component of purchase price and all other noncapitalizable costs are reflected in other expenses on our Consolidated Statements of Comprehensive Income. Transaction costs related to business combinations are expensed as incurred.
Real property developed by us is recorded at cost, including the capitalization of construction period interest. Owned properties are depreciated on a straight-line basis over their estimated useful lives, which range from 15 to 40 years for buildings and 5 to 15 years for improvements. We consider costs incurred in conjunction with re-leasing properties, including tenant improvements and lease commissions, to represent the acquisition of productive assets and accordingly, such costs are reflected as investment activities in our Consolidated Statements of Cash Flows.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The net book value of real property owned is reviewed quarterly on a property by property basis to determine if facts and circumstances suggest that a property may be impaired. This evaluation of indicators of impairment of a property is dependent on a number of factors, including when there is an unfavorable change in the operating performance of the property, a change in management's intent to hold and operate the property or a change in the property's use. If an indicator of impairment of the property is identified, management estimates whether the carrying value is recoverable using observable and unobservable inputs such as historical and forecasted cash flows and estimated capitalization rates. If the estimated undiscounted cash flows indicate that the carrying value of the property will not be recoverable, the carrying value of the property is reduced to the estimated fair market value and an impairment charge is recognized for the difference between the carrying value and the fair value. Additionally, properties that meet the held for sale criteria are recorded at the lesser of fair value less costs to sell or the carrying value.
Expenditures for repairs and maintenance are expensed as incurred.
Capitalization of Construction Period Interest
We capitalize interest costs associated with funds used for the construction of properties owned by us. The amount capitalized is based on the balance outstanding during the construction period using the rate of interest, which approximates our company-wide cost of financing. Our interest expense reflected in the Consolidated Statements of Comprehensive Income has been reduced by the amounts capitalized.
Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. Real estate loans receivable consists of mortgage loans and other real estate loans which are primarily collateralized by a first, second or third mortgage lien, a leasehold mortgage on, or an assignment or pledge of the partnership interest in, the related properties, corporate guarantees and/or personal guarantees. Non-real estate loans are generally corporate loans with no real estate backing. Interest income on loans is recognized as earned based on the principal amount outstanding, subject to an evaluation of the risk of credit loss.
In Substance Real Estate Investments
We provide loans to third parties for the acquisition, development and construction of real estate. Under these arrangements, it is possible that we will participate in the expected residual profits of the project through the sale, refinancing or acquisition of the property. We evaluate the characteristics of each arrangement, including its risks and rewards, to determine whether they are more similar to those associated with a loan or an investment in real estate. Arrangements with characteristics implying loan classification are presented as real estate loans receivable and result in the recognition of interest income. Arrangements with characteristics implying real estate joint ventures are treated as in substance real estate investments and presented as investments in unconsolidated entities and are accounted for using the HLBV method described above. The classification of each arrangement as either a real estate loan receivable or an investment in unconsolidated entity involves judgment and relies on various factors including market conditions, amount and timing of expected residual profits, credit enhancements in the form of guarantees, estimated fair value of the collateral and significance of borrower equity in the project, among others. The classification of such arrangements is performed at inception and periodically reassessed when significant changes occur in the circumstances or conditions described above.
Allowance for Credit Losses on Loans Receivable
The allowance for credit losses on loans receivable is maintained at a level believed adequate to absorb potential losses in our loans receivable. The determination of the credit allowance is based on a quarterly evaluation of all outstanding loans, including general economic conditions and estimated collectability of loan payments. We evaluate the collectability of our loans receivable based on a combination of credit quality indicators, including, but not limited to, payment status, historical loan charge-offs, financial strength of the borrower and guarantors and nature, extent and value of the underlying collateral. A loan is considered to have deteriorated credit quality when, based on current information and events, it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement. For those loans we identified as having deteriorated credit quality, we determine the amount of credit loss on an individual basis. Placement on non-accrual status may be required. Consistent with this definition, all loans on non-accrual status are deemed to have deteriorated credit quality. To the extent circumstances improve and the risk of collectability is diminished, we may return these loans to income accrual status. While a loan is on non-accrual status, any cash receipts are applied against the outstanding principal balance. For the remaining loans, we assess credit loss on a collective pool basis and use our historical loss experience for similar loans and expectations of future performance of the borrowers to determine the reserve for credit losses.
Goodwill
Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount including goodwill exceeds the reporting unit’s fair value and the implied fair value of goodwill is less than the carrying amount of that goodwill. We have not had any goodwill impairments.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Unearned revenue	$430,836	$374,545
Other liabilities	330,594	325,715
Accounts payable	229,313	173,215
Taxes payable	140,701	130,006
Other accrued expenses	213,828	139,691
Accrued payroll	233,925	158,255
Accrued interest	121,168	124,210
Derivative liabilities	13,001	96,023
Total	$1,713,366	$1,521,660
Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the IRC, commencing with our first taxable year, and made no provision for U.S. federal income tax purposes prior to our acquisition of our taxable REIT subsidiaries ("TRSs"). As a result of these, as well as subsequent acquisitions, we now record income tax expense or benefit with respect to certain of our entities that are taxed as TRSs under provisions similar to those applicable to regular corporations and not under the REIT provisions. We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our consolidated financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income tax assets also reflect operating losses and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur. See Note 19 for additional information.
Under the provisions of RIDEA, a REIT may lease "qualified healthcare properties" on an arm's-length basis to a TRS if the property is operated on behalf of such TRS by a person who qualifies as an "eligible independent contractor." Generally, the rent received from the TRS will meet the related party rent exception and will be treated as "rents from real property." A "qualified healthcare property" includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients. We have entered into various joint ventures that were structured under RIDEA. Resident level rents and related operating expenses for these facilities are reported in the consolidated financial statements and are subject to federal and state income taxes as the operations of such facilities are included in TRS entities. Certain net operating loss carryforwards could be utilized to offset taxable income in future years.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period, adjusted for unvested shares of restricted stock. The computation of diluted earnings per share is similar to basic earnings per share, except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Additionally, net income (loss) allocated to OP Units and DownREIT Units has been included in the numerator and redeemable common stock related to the OP Units and DownREIT Units have been included in the denominator for the purpose of computing diluted earnings per share.
Reclassifications
Certain amounts in prior years have been reclassified to conform to current year presentation.
New Accounting Standards
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The guidance is to be applied retrospectively to all periods presented in the financial statements. The adoption of this standard is reflected in Note 18.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")", which modifies the rules on income tax disclosures to require entities to disclose (i) specific categories in the rate reconciliation, (ii) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (iii) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new standard on our consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU is intended to enhance transparency of income statement disclosures primarily through additional disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. We are currently evaluating the potential impact of adopting this new standard on our consolidated financial statements and disclosures.
3. Real Property Acquisitions and Development
The total purchase price for all properties acquired through asset acquisitions is allocated to the tangible and identifiable intangible assets and liabilities at cost on a relative fair value basis. Liabilities assumed and any associated noncontrolling interests are reflected at fair value. For properties acquired through business combinations, assets acquired, liabilities assumed and any associated noncontrolling interests are recorded at fair value, with any excess consideration accounted for as goodwill. Acquired lease intangibles primarily relate to assets in our Seniors Housing Operating portfolio and generally have amortization periods of one to two years.
Our acquisitions of properties are at times subject to earn out provisions based on the future operating performance of the acquired properties, which could result in incremental payments in the future. Our policy is to recognize such contingent consideration with respect to asset acquisitions when the contingency is resolved and the consideration becomes payable. These amounts are included within the total net real estate assets section of the tables below.
The results of operations for these acquisitions have been included in our consolidated results of operations since the date of acquisition and are a component of the appropriate segments.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property investment activity by segment for the periods presented (in thousands):

	Year Ended December 31, 2024
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$388,090	$84,777	$10,160	$483,027
Buildings and improvements	2,718,141	710,361	34,501	3,463,003
Acquired lease intangibles	407,112	33,110	2,193	442,415
Construction in progress	115,294	—	—	115,294
Real property held for sale	8,392	297,000	—	305,392
Right of use assets, net	905,723	1,244	—	906,967
Total net real estate assets	4,542,752	1,126,492	46,854	5,716,098
Receivables and other assets	152,495	1,118	112	153,725
Total assets acquired(1)	4,695,247	1,127,610	46,966	5,869,823
Secured debt	(395,086)	(465,820)	—	(860,906)
Lease liabilities	(930,088)	—	—	(930,088)
Accrued expenses and other liabilities	(219,497)	(22,722)	(182)	(242,401)
Total liabilities acquired	(1,544,671)	(488,542)	(182)	(2,033,395)
Noncontrolling interests(2)	(26,514)	—	—	(26,514)
Non-cash acquisition related activity(3)	(92,933)	(191,532)	—	(284,465)
Cash disbursed for acquisitions	3,031,129	447,536	46,784	3,525,449
Construction in progress additions	565,778	28	321,041	886,847
Less: Capitalized interest	(47,242)	—	(10,873)	(58,115)
Accruals(4)	(205)	264	(891)	(832)
Cash disbursed for construction in progress	518,331	292	309,277	827,900
Capital improvements to existing properties	725,271	32,833	99,442	857,546
Total cash invested in real property, net of cash acquired	$4,274,731	$480,661	$455,503	$5,210,895
(1) Excludes $175,083,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests. Approximately 208,000 OP Units were issued as a component of funding for certain transactions.
(3) Includes the acquisition of assets previously financed as real estate loans receivable, the acquisition of assets previously recognized as investments in unconsolidated entities, the acquisition of assets for which consideration was only partially funded at close and the $182,642,000 gain on acquisition of controlling interests described below.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, offset by amounts paid in the current period.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$251,507	$127,523	$79,506	$458,536
Buildings and improvements	2,006,021	969,481	343,252	3,318,754
Acquired lease intangibles	208,239	—	50,373	258,612
Construction in progress	165,934	—	—	165,934
Right of use assets, net	24,212	—	927	25,139
Total net real estate assets	2,655,913	1,097,004	474,058	4,226,975
Receivables and other assets	21,999	—	1,632	23,631
Total assets acquired(1)	2,677,912	1,097,004	475,690	4,250,606
Secured debt	(372,482)	—	(40,953)	(413,435)
Lease liabilities	(24,212)	—	(953)	(25,165)
Accrued expenses and other liabilities	(26,666)	—	(11,528)	(38,194)
Total liabilities acquired	(423,360)	—	(53,434)	(476,794)
Noncontrolling interests(2)	(32,692)	—	(925)	(33,617)
Non-cash acquisition related activity(3)	(181,929)	—	—	(181,929)
Cash disbursed for acquisitions	2,039,931	1,097,004	421,331	3,558,266
Construction in progress additions	646,466	25,646	422,103	1,094,215
Less: Capitalized interest	(39,799)	(2,416)	(8,484)	(50,699)
Accruals (4)	(4,735)	(1,358)	(22,488)	(28,581)
Cash disbursed for construction in progress	601,932	21,872	391,131	1,014,935
Capital improvements to existing properties	399,130	33,592	84,960	517,682
Total cash invested in real property, net of cash acquired	$3,040,993	$1,152,468	$897,422	$5,090,883
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	Seniors Housing Operating	Triple-net	Outpatient Medical	Total
Land and land improvements	$206,618	$7,536	$68,379	$282,533
Buildings and improvements	2,067,051	59,248	253,358	2,379,657
Acquired lease intangibles	129,429	—	35,316	164,745
Construction in progress	108,141	—	—	108,141
Right of use assets, net	169	—	3,852	4,021
Total net real estate assets	2,511,408	66,784	360,905	2,939,097
Receivables and other assets	14,406	—	501	14,907
Total assets acquired(1)	2,525,814	66,784	361,406	2,954,004
Secured debt	(279,788)	(39,574)	—	(319,362)
Lease liabilities	—	—	(3,852)	(3,852)
Accrued expenses and other liabilities	(112,962)	(1,428)	(1,414)	(115,804)
Total liabilities acquired	(392,750)	(41,002)	(5,266)	(439,018)
Noncontrolling interests(2)	(115,112)	(4)	(1,095)	(116,211)
Non-cash acquisition related activity (3)	(64,975)	(27,780)	—	(92,755)
Cash disbursed for acquisitions	1,952,977	(2,002)	355,045	2,306,020
Construction in progress additions	489,001	83,368	91,662	664,031
Less: Capitalized interest	(24,432)	(4,210)	(1,849)	(30,491)
Accruals(4)	(4,621)	—	2,818	(1,803)
Cash disbursed for construction in progress	459,948	79,158	92,631	631,737
Capital improvements to existing properties	352,099	48,052	75,865	476,016
Total cash invested in real property, net of cash acquired	$2,765,024	$125,208	$523,541	$3,413,773
(1) Excludes $6,563,000 of unrestricted and restricted cash acquired.
(2) Includes amounts attributable to both redeemable noncontrolling interests and noncontrolling interests. Approximately 1,227,000 OP Units were issued as a component of funding for certain transactions.
(3) Relates to the acquisition of assets previously financed as loans receivable and the acquisition of assets previously recognized as investments in unconsolidated entities.
(4) Represents non-cash accruals for amounts to be paid in future periods for properties that converted, off-set by amounts paid in the current period.
Care UK Acquisition
On October 1, 2024, we acquired all of the shares of Care UK Holdings Limited, Care UK Midco Limited and Care UK Community Partnerships Limited (collectively, "Care UK") via a share purchase agreement. Care UK operates 136 seniors housing properties including owned properties, leasehold interests and development properties. All properties will continue to be managed by Care UK and will be reported within our Seniors Housing Operating segment.
The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805, "Business Combinations" which requires, among other things, the assets acquired and the liabilities assumed to be recognized at their acquisition date fair value. We have not yet finalized the valuation of the assets acquired and liabilities assumed as of December 31, 2024. The primary areas of the acquisition accounting that are not yet finalized relate to the review of certain assumptions, inputs and estimates underlying the valuation of tangible and intangible assets and liabilities acquired. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the date of acquisition. Total consideration for the transaction, net of cash acquired, was $842,567,000, of which $21,251,000 is expected to be paid in 2025. Cash disbursed for assets and liabilities acquired, exclusive of unrestricted and restricted cash, is included within the cash disbursed for acquisitions, net of cash acquired line within the investing activities section of the Consolidated Statements of Cash Flows.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our preliminary acquisition date fair value of the net tangible and intangible assets acquired, net of liabilities assumed (in thousands):

As of 10/1/2024
Land and land improvements	$72,392
Buildings and improvements	491,592
Acquired lease intangibles	277,302
Construction in progress	66,011
Real property held for sale	8,392
Right of use assets, net	893,893
Total net real estate assets	1,809,582
Receivables and other assets	135,379
Total assets acquired(1)	1,944,961

Lease liabilities	(918,258)
Accrued expenses and other liabilities	(184,136)
Total liabilities acquired	(1,102,394)
Total consideration	$842,567
(1) Excludes $134,745,000 of unrestricted and restricted cash acquired.
The preliminary purchase consideration allocation resulted in $87,192,000 in goodwill which is included within receivables and other assets in the table above. The factors contributing to the recognition of the amount of goodwill are based on several strategic benefits of the acquisition including the expanded presence in the U.K. market.
The operations related to the transaction are included in our results of operations from the date of acquisition. We recognized $188,308,000 of total revenue from such operations. Additionally, for the year ended December 31, 2024, we recognized $17,684,000 of transaction costs related to the transaction.
The following unaudited pro forma financial information presents consolidated financial information as if the transaction occurred on January 1, 2023. In the opinion of management, all significant necessary adjustments to reflect the effect of the transaction have been made. The following unaudited pro forma information is not indicative of future operations (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Pro forma revenues	$8,507,348	$7,199,339
Pro forma net income attributable to common stockholders	$946,050	$216,075

Per share data (diluted)
Net income attributable to common stockholders (as reported)	$1.57	$0.66
Net income attributable to common stockholders (pro forma)	$1.56	$0.42
Pro forma net income attributable to common stockholders and net income attributable to common stockholders per diluted share are impacted by the acquired lease intangibles noted above that have a weighted average amortization period of 1.8 years.
Affinity Living Communities ("Affinity") Acquisition
In February 2024, we entered into a definitive agreement to acquire 25 Seniors Housing Operating properties, which will be managed under the Affinity brand. During the year ended December 31, 2024, we closed on the acquisition of 22 properties with a purchase price of $807,954,000 through a combination of cash, the issuance of 203,328 OP Units and the assumption of $427,725,000 of secured debt. The acquisition of the remaining properties is expected to close during the first quarter of 2025, subject to customary closing conditions and lender consents.
Significant Joint Venture Transactions
During the year ended December 31, 2024, Welltower, which held a 25% minority interest in an existing equity method joint venture that owned 39 properties subject to triple-net leases with two tenants, acquired the remaining beneficial interest for $205,029,000 in cash, net of cash and restricted cash acquired. The properties were encumbered with secured debt with an aggregate principal balance of $532,575,000. We evaluated the acquisition and determined that the entity meets the criteria of a VIE and that we are its primary beneficiary; therefore, upon consolidation we recognized a gain of $182,642,000 in gains (losses) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income in 2024. The fair value of the assets acquired and liabilities assumed is included in the Triple-net segment in the table above.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2022, ProMedica relinquished to Welltower its 15% interest in 147 skilled nursing facilities previously owned by the Welltower/ProMedica joint venture in exchange for a lease modification, which relieved ProMedica from its lease obligation on the properties and amended the lease on the remaining 58 assisted living and memory care properties that continue to be held by the Welltower/ProMedica joint venture. The reduction of ProMedica's noncontrolling interest of $273,504,000 resulting from its relinquishment of the interest in the joint venture is a non-cash financing activity excluded from our Consolidated Statement of Cash Flows. The 58 assisted living and memory care assets continue to be operated by ProMedica and backed by the existing guaranty. Concurrently, Welltower and Integra Healthcare Properties ("Integra") entered into master leases for the skilled nursing portfolio, which were subsequently subleased to regional operators.
Holiday Retirement Acquisition
Effective April 1, 2022, our leasehold interest related to the master lease with National Health Investors, Inc. ("NHI") for 17 properties assumed in conjunction with the Holiday Retirement acquisition was terminated as a result of the transition or sale of the properties by NHI. The lease termination was part of an agreement to resolve outstanding litigation with NHI. In conjunction with the agreement, a wholly owned subsidiary and the lessee on the master lease agreed to release $6,883,000 of cash to the landlord, which represents the net cash flow generated from the properties since we assumed the leasehold interest. Additionally, in conjunction with the lease termination, during the year ended December 31, 2022, we recognized $58,621,000 in other income on our Consolidated Statements of Comprehensive Income from the derecognition of the right of use asset and related liability.
Construction Activity
The following is a summary of the construction projects that were placed into service and began generating revenues during the periods presented (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Development projects:
Seniors Housing Operating	$778,834	$463,644	$227,796
Triple-net	—	141,142	—
Outpatient Medical	228,515	190,770	44,777
Total development projects	1,007,349	795,556	272,573
Expansion projects	20,229	71,250	18,280
Total construction in progress conversions	$1,027,578	$866,806	$290,853

4. Intangible Assets and Goodwill
The following is a summary of our real estate intangibles, excluding those related to ground leases or classified as held for sale, as of the dates indicated (dollars in thousands):

	December 31, 2024	December 31, 2023
Assets:
Gross acquired lease intangibles	$2,548,766	$2,166,470
Accumulated amortization	(1,882,822)	(1,651,656)
Net book value	$665,944	$514,814

Weighted average amortization period in years	5.1	6.7

Liabilities:
Below market tenant leases	$70,364	$70,364
Accumulated amortization	(52,397)	(47,939)
Net book value	$17,967	$22,425

Weighted average amortization period in years	8.5	8.4

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of real estate intangible amortization income (expense) for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Rental income related to (above)/below market tenant leases, net	$(463)	$384	$1,551
Amortization related to in-place lease intangibles and lease commissions	(286,666)	(226,663)	(217,187)
The future estimated aggregate amortization of intangible assets and liabilities is as follows for the periods presented (in thousands):

	Assets	Liabilities
2025	$308,280	$3,521
2026	156,861	2,875
2027	40,961	2,272
2028	31,035	1,869
2029	24,323	1,430
Thereafter	104,484	6,000
Totals	$665,944	$17,967
Goodwill
The change in the carrying amount of goodwill by reportable segment is as follows (in thousands):

	Seniors Housing Operating	Outpatient Medical	Total
Balance at December 31, 2022	$—	$68,321	$68,321

Balance at December 31, 2023	$—	$68,321	$68,321

Goodwill acquired	$87,192	$—	$87,192
Impact of foreign currency translation	(6,288)	—	(6,288)
Balance at December 31, 2024	$80,904	$68,321	$149,225
5. Dispositions, Real Property Held for Sale and Impairment
We periodically sell properties for various reasons, including favorable market conditions, the exercise of tenant purchase options or reduction of concentrations (e.g. property type, relationship or geography). At December 31, 2024, six Seniors Housing Operating properties and one Triple-net property, with an aggregate net real estate balance of $51,866,000, were classified as held for sale. Expected gross sales proceeds related to these held for sale properties are approximately $56,217,000.
During the year ended December 31, 2024, we recorded impairment charges of $92,793,000 related to 18 Seniors Housing Operating properties, three Triple-net properties and one Outpatient Medical property. During the year ended December 31, 2023, we recorded $36,097,000 of impairment charges related to seven Seniors Housing Operating properties and three Triple-net properties. During the year ended December 31, 2022, we recorded $17,502,000 of impairment charges related to one Seniors Housing Operating property, two Triple-net properties and one Outpatient Medical property.
Operating results attributable to properties sold or classified as held for sale which do not meet the definition of discontinued operations, are not reclassified on our Consolidated Statements of Comprehensive Income. We recognized income (loss) from continuing operations before income taxes and other items from properties sold or classified as held for sale of $(47,257,000) for the year ended December 31, 2024, and $64,052,000 and $(18,855,000) for the years ended December 31, 2023 and 2022, respectively.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our real property disposition activity for the periods presented (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Real estate dispositions:(1)
Seniors Housing Operating	$390,226	$385,128	$85,413
Triple-net(2)	355,580	6,391	89,827
Outpatient Medical	42,761	—	393
Total dispositions	788,567	391,519	175,633
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net(3)	176,376	67,898	16,043
Net other assets (liabilities) disposed	(194,092)	(846)	7,820
Non-cash consideration	(434,326)	(361,830)	—
Cash proceeds from real estate dispositions	$336,525	$96,741	$199,496
(1) Dispositions occurring in the year ended December 31, 2024 include the disposition of unconsolidated equity method investments that owned six Seniors Housing Operating properties and one Outpatient Medical property. Dispositions occurring in the year ended December 31, 2023 include the disposition of unconsolidated equity method investments related to Revera. See discussion below for further information.
(2) For the year ended December 31, 2024, excludes $79,695,000 of net real property derecognized related to four properties upon the reclassification of one lease from operating to sales-type and includes $297,000,000 of net real property derecognized in the third quarter related to 11 properties upon reclassification of one lease from operating to sales-type for which the underlying properties were sold and the sales-type lease terminated in the fourth quarter. (see Note 6 for additional details).
(3) For the year ended December 31, 2024, excludes the $182,642,000 gain recognized in conjunction with the joint venture consolidation (see Note 3 for additional details) and the $92,593,000 gain recognized as a result of the reclassification of two leases from operating to sales-type.
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
We closed the portion of the transactions predominantly related to the U.S. portfolio during the third quarter of 2023 through (i) the acquisition of the remaining interests in ten properties currently under development or recently developed by Sunrise Senior Living ("Sunrise") that were previously held within an equity method joint venture owned 34% by us and 66% by Revera, (ii) the disposition of our minority interests in 12 U.S. properties and one Canadian development project and (iii) the disposition of our 34% interest in Sunrise Senior Living Management, Inc. ("Sunrise ManCo"). We recorded net real estate investments of $479,525,000 related to the ten acquired and now consolidated properties, which was comprised of $31,456,000 of cash consideration and $448,069,000 of non-cash consideration. Non-cash consideration primarily includes $270,486,000 of assumed mortgage debt secured by the acquired properties, which was subsequently repaid in full by us immediately following the transaction, $47,734,000 of carryover investment from our prior 34% equity method ownership interest and $119,258,000 of fair value interests in the 13 properties transferred by us to Revera. We also derecognized $56,905,000 of equity method investments related to the 13 properties retained by Revera and recorded a gain on real estate dispositions of $62,075,000. In conjunction with this transaction, operations for two of the now wholly owned properties, along with operations for 26 existing wholly owned properties, transitioned to Oakmont Management Group.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2024, we closed the Canadian portfolio portion of the transaction through the acquisition of the remaining ownership interest in 71 properties previously held in consolidated joint venture structures in which we owned 75% of the interests, in exchange for the disposition to Revera of our interests in 14 properties. In addition, we received $60,614,000 of cash relating to the net settlement of loans previously made to Revera to fund its share of the pay-off of third-party secured debt of the joint ventures. Operations for the 71 retained properties previously transitioned to Cogir Senior Living (53), Levante Living (12) and Optima Living (6) during 2023.
Total net proceeds related to the 14 properties disposed were $430,898,000, which included non-cash consideration from Revera of $434,326,000, comprised primarily of the net fair value of interests received by us in the amount of $219,940,000, debt which we were relieved of in the amount of $164,640,000 and an allocation of Revera's noncontrolling interests in the disposed properties of $53,174,000. We disposed of net real property owned of $293,257,000 and paid $3,428,000 of cash transaction-related expenses for the sale of the 14 properties, resulting in a gain of $137,641,000 recognized within gain (loss) on real estate dispositions and acquisitions of controlling interests, net within our Consolidated Statements of Comprehensive Income. Consideration transferred to acquire the additional interests in the 71 properties was primarily comprised of the $219,940,000 of fair value of interests transferred by us, a cash payment of $51,986,000 to equalize the value exchanged between the parties and $17,258,000 of cash paid for transaction-related expenses. We derecognized $246,564,000 of Revera's noncontrolling interests in the acquired properties with an adjustment of $42,619,000 recognized in capital in excess of par value.
The non-cash investing activity with respect to the sale of the properties to Revera and non-cash financing activity with respect to the acquisition of Revera's interests have been excluded from our Consolidated Statements of Cash Flows.
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
On May 1, 2023, we executed a series of transactions that included the assignment of the leasehold interest to a newly formed tri-party unconsolidated joint venture comprised of Aurora Health Network, Peace Capital (an affiliate of Complete Care Management) and us, and culminated with the closing of the purchase option by the joint venture. The transactions resulted in net cash proceeds to us of $104,240,000 (excluded from the dispositions table above) after our retained interest of $11,571,000 in the joint venture and a gain from the loss of control and derecognition of the leasehold interest of $65,485,000, which we recorded in other income within our Consolidated Statements of Comprehensive Income.
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
The components of lease expense were as follows for the periods presented (in thousands):

		Year Ended December 31,
	Classification	2024	2023	2022
Operating lease cost: (1)
Real estate lease expense	Property operating expenses	$42,110	$21,970	$22,150
Non-real estate investment lease expense	General and administrative expenses	5,190	7,243	5,794
Financing lease cost:
Amortization of leased assets	Property operating expenses	5,852	5,854	6,837
Interest on lease liabilities	Interest expense	4,332	4,050	6,164
Sublease income	Rental income	—	(3,933)	(11,487)
Total		$57,484	$35,184	$29,458
(1) Includes short-term leases, which are immaterial.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities as of December 31, 2024 are as follows (in thousands):

	Operating Leases	Financing Leases
2025	$79,616	$7,883
2026	79,455	7,892
2027	79,471	7,233
2028	79,467	5,333
2029	78,636	5,320
Thereafter	1,892,926	422,093
Total lease payments	2,289,571	455,754
Less: Imputed interest	(1,139,509)	(347,717)
Total present value of lease liabilities	$1,150,062	$108,037

Supplemental balance sheet information related to leases in which we are the lessee is as follows for the periods presented (in thousands, except lease terms and discount rate):

	Classification	December 31, 2024	December 31, 2023
Right of use assets:
Operating leases - real estate	Right of use assets, net	$1,094,549	$283,293
Financing leases - real estate	Right of use assets, net	106,582	67,676
Real estate right of use assets, net		1,201,131	350,969
Operating leases - non-real estate investments	Receivables and other assets	7,605	11,338
Total right of use assets, net		$1,208,736	$362,307

Lease liabilities:
Operating leases		$1,150,062	$303,553
Financing leases		108,037	79,677
Total lease liabilities		$1,258,099	$383,230

Weighted average remaining lease term (years):
Operating leases		28.1	45.6
Financing leases		51.2	60.7

Weighted average discount rate:
Operating leases		5.0%	5.3%
Financing leases		6.0%	7.7%

Supplemental cash flow information related to leases was as follows for the periods indicated (in thousands):

		Year Ended December 31,
	Classification	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	Decrease (increase) in receivables and other assets	$13,108	$(590)	$8,805
Operating cash flows from operating leases	Increase (decrease) in accrued expenses and other liabilities	(10,570)	(2,037)	(5,570)
Operating cash flows from financing leases	Decrease (increase) in receivables and other assets	885	3,061	8,672
Financing cash flows from financing leases	Other financing activities	1,211	(2,704)	(2,255)
Lessor
Substantially all of our operating leases in which we are the lessor contain escalating rent structures. Leases with fixed annual rental escalators are generally recognized on a straight-line basis over the initial lease period, subject to a collectability assessment. Rental income related to leases with contingent rental escalators is generally recorded based on the contractual cash rental payments due for the period. During the year ended December 31, 2024, we wrote-off previously recognized straight-line rent receivable and unamortized lease incentive balances of $139,652,000, through a reduction of rental income, which related to leases for which the collection of substantially all contractual lease payments were no longer probable due primarily to agreements reached to convert Triple-net leased properties to Seniors Housing Operating RIDEA structures. During the year

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended December 31, 2023, we wrote off previously recognized straight-line rent receivable and unamortized lease incentive balances of $16,642,000 for which collection was no longer deemed probable.
Leases in our Triple-net and Outpatient Medical portfolios recognized under ASC 842 typically include some form of operating expense reimbursement by the tenant. Rental income related to operating leases and the corresponding variable lease payments, which primarily represents the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes, for the periods indicated were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed income from operating leases	$1,351,865	$1,344,096	$1,258,238
Variable lease income	218,413	211,977	193,548
On September 30, 2024, we reached agreements with a tenant to sell 15 properties, which are included in two master leases previously classified as operating leases. As a result of the agreement to sell the properties, the two leases were classified as sales-type leases in accordance with ASC 842 and a gain of $92,593,000 was recognized in gain (loss) on real estate dispositions and acquisitions of controlling interests, net in the Consolidated Statements of Comprehensive Income. We recognized $8,167,000 of interest income related to investments in sales-type leases during the year ended December 31, 2024. We did not record any interest income from sales-type leases during the years ended December 31, 2023 or 2022. During the three months ended December 31, 2024, we sold 11 of the properties for net proceeds of $101,614,000, which was recognized in proceeds from sales of real property in the Consolidated Statements of Cash Flows. We expect to sell the remaining four properties during 2025.
For the majority of our Seniors Housing Operating segment, revenue from resident fees and services is predominantly service-based, and as such, resident agreements are accounted for under ASC 606. Within that reportable segment, we also recognize revenue from residential seniors apartment leases in accordance with ASC 842. The amount of revenue related to these leases was $587,224,000, $466,162,000 and $410,749,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table sets forth the future minimum lease payments receivable for operating leases in effect at December 31, 2024 (excluding properties in our Seniors Housing Operating portfolio and excluding any operating expense reimbursements) (in thousands):

Operating Leases
2025	$1,430,747
2026	1,414,315
2027	1,405,804
2028	1,384,054
2029	1,355,320
Thereafter	10,224,420
Total	$17,214,660
Future payments related to properties subject to leases classified as sales-type leases as of December 31, 2024, which represent the estimated purchase price plus remaining rents, totaled $174,560,000.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Loans Receivable
Loans receivable are recorded on our Consolidated Balance Sheets in real estate loans receivable, net of credit allowance, or for non-real estate loans receivable, in receivables and other assets. The following is a summary of our loans receivable (in thousands):

	Year Ended December 31,
	2024	2023
Mortgage loans	$1,540,437	$1,057,516
Other real estate loans	290,438	324,660
Allowance for credit losses on real estate loans receivable	(25,831)	(20,589)
Real estate loans receivable, net of credit allowance	1,805,044	1,361,587
Non-real estate loans	230,508	503,993
Allowance for credit losses on non-real estate loans receivable	(7,966)	(173,874)
Non-real estate loans receivable, net of credit allowance	222,542	330,119
Total loans receivable, net of credit allowance	$2,027,586	$1,691,706
Accrued interest receivable was $32,205,000 and $31,798,000 as of December 31, 2024 and December 31, 2023, respectively, and is included in receivables and other assets on the Consolidated Balance Sheets.
The following is a summary of our loan activity for the periods presented (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Advances on loans receivable	$623,501	$490,736	$156,045
Less: Receipts on loans receivable	294,409	90,215	196,310
Net cash advances (receipts) on loans receivable	$329,092	$400,521	$(40,265)
During the year ended December 31, 2024, we provided a first mortgage loan in the amount of $456,199,000, collateralized by a portfolio of seniors housing communities. The loan bears interest at 10% per annum.
The following is a summary of our loans by credit loss category (in thousands):

	December 31, 2024
Loan category	Years of Origination	Loan Carrying Value	Allowance for Credit Loss	Net Loan Balance	No. of Loans
Deteriorated loans	2007 - 2019	$9,450	$(7,293)	$2,157	3
Collective loan pool	2010 - 2019	141,404	(1,815)	139,589	11
Collective loan pool	2020	34,390	(442)	33,948	5
Collective loan pool	2021	865,713	(11,271)	854,442	10
Collective loan pool	2022	90,953	(1,168)	89,785	13
Collective loan pool	2023	325,479	(4,181)	321,298	10
Collective loan pool	2024	593,994	(7,627)	586,367	14
Total loans		$2,061,383	$(33,797)	$2,027,586	66
Both the unsecured and the secured notes with Genesis are recorded in non-real estate loans receivable. The unsecured notes were included in the deteriorated loan category and per our policy, we did not recognize interest income on these notes during the three years ended December 31, 2024. As of December 31, 2023, the outstanding contractual balance of the unsecured notes was $290,296,000 and the carrying value was $24,246,000 after the application of an allowance for credit losses and consideration of unrecognized interest. The carrying value of the secured indebtedness payable by Genesis to us was $166,859,000. During the year ended December 31, 2024, we sold the entirety of the Genesis unsecured notes receivable for cash proceeds of $24,246,000. In addition, we sold a portion of the secured notes receivable from Genesis for cash proceeds of $74,134,000. The cash proceeds from these sales are included in receipts on loans receivable in the summary of loan activity table above. Additionally, during 2024 the secured notes were modified to extend the maturity date to June 30, 2026 and to convert to cash-pay interest beginning January 1, 2025.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total allowance for credit losses balance is deemed sufficient to absorb expected losses relating to our loan portfolio. The following is a summary of the activity within the allowance for credit losses on loans receivable for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$194,463	$164,249	$166,785
Provision for loan losses, net(1)	10,125	8,797	(1,394)
Purchased deteriorated loan	—	19,077	—
Reserve for unrecognized interest added to principal	—	2,066	—
Loan write-offs	(170,483)	—	—
Foreign currency translation	(308)	274	(1,142)
Balance at end of year	$33,797	$194,463	$164,249

(1) Excludes the provision for loan loss on held-to-maturity debt securities.
8. Investments in Unconsolidated Entities
We participate in a number of joint ventures, which generally invest in seniors housing and healthcare real estate. Our share of the results of operations for these properties has been included in our consolidated results of operations from the date of acquisition by the joint ventures and are reflected in our Consolidated Statements of Comprehensive Income as income or loss from unconsolidated entities. The following is a summary of our investments in unconsolidated entities (dollars in thousands):

	Percentage Ownership(1)	December 31, 2024	December 31, 2023
Seniors Housing Operating	10% to 95%	$1,412,708	$1,248,774
Triple-net	10% to 25%	35,066	69,848
Outpatient Medical	15% to 50%	249,889	240,078
Non-segment/Corporate	32% to 88%	71,109	77,831
Total		$1,768,772	$1,636,531
(1) As of December 31, 2024 and includes ownership of investments classified as liabilities and excludes ownership of in-substance real estate.
During the year ended December 31, 2023 we recognized $35,293,000 of impairment losses related to investments in unconsolidated entities in our Consolidated Statements of Comprehensive Income as income or loss from unconsolidated entities. No such impairment losses were recognized during the years ended December 31, 2024 or 2022.
Through June 30, 2023, we owned 34% of Sunrise ManCo, which provided comprehensive property management and accounting services with respect to certain of our Seniors Housing Operating properties operated by Sunrise. We paid Sunrise annual management fees pursuant to long-term management agreements. The management fees paid to Sunrise included a fee based on a percentage of revenues generated by the applicable properties plus, if applicable, positive or negative adjustments based on specified performance targets. For the period in which we owned Sunrise ManCo in 2023, we recognized management fees of $14,185,000 which are reflected within property operating expenses in our Consolidated Statements of Comprehensive Income. For the year ended December 31, 2022, we recognized $27,660,000 of management fees. Prior to the sale of our interest in Sunrise ManCo, we recognized an impairment charge of $28,708,000 in income from unconsolidated entities on our Consolidated Statements of Comprehensive Income for the year ended December 31, 2023, calculated as the excess of the carrying value of our investment in the management company compared to estimated sales proceeds for its sale.
At December 31, 2024, the aggregate unamortized basis difference of our joint venture investments of $190,955,000 is primarily attributable to the difference between the amount for which we purchased our interest in the entity, including transaction costs and the historical carrying value of the net assets of the joint venture. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of income from unconsolidated entities.
We have made loans related to 25 properties as of December 31, 2024 for the development and construction of certain properties that have a carrying value of $941,216,000. We believe that such borrowers typically represent VIEs in accordance with ASC 810. VIEs are required to be consolidated by their primary beneficiary, which is the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We have concluded that we are not the primary beneficiary of such borrowers, therefore, the loan arrangements were assessed based on among other factors, the amount and timing of expected residual profits, the estimated fair value of the collateral and the significance of the borrower’s equity in the project. Based on these assessments, the arrangements have been classified as in substance real estate investments. We are obligated to fund an additional $108,765,000 related to these investments.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2025, we announced the formation of a private funds management business in conjunction with the launch of our first seniors housing investment fund, which was formed with the intent to invest up to $2 billion in U.S. seniors housing properties that are either stable or with a near-term path to stabilization. Welltower will serve as the General Partner and Asset Manager, and also have a limited partner interest in the fund.
9. Credit Concentration
We use consolidated net operating income (“NOI”) as our credit concentration metric. See Note 18 for additional information and reconciliation. The following table summarizes certain information about our credit concentration for the year ended December 31, 2024, excluding our share of NOI in unconsolidated entities (dollars in thousands):

	Number of	Total	Percent of
Concentration by relationship:(1)	Properties	NOI	NOI(2)
Cogir Management Corporation	129	$232,991	7%
Integra Healthcare Properties	139	214,872	7%
Sunrise Senior Living	88	170,333	5%
Avery Healthcare	84	139,716	4%
Oakmont Management Group	67	139,453	4%
Remaining portfolio	1,612	2,263,542	73%
Totals	2,119	$3,160,907	100%
(1) Integra is in our Triple-net segment. Cogir Management Corporation, Sunrise and Oakmont Management Group are in our Seniors Housing Operating segment. Avery Healthcare operates assets in both our Seniors Housing Operating and Triple-net segments.
(2) NOI with our top five relationships comprised 26% of total NOI for the year ending December 31, 2023.
During the year ended December 31, 2024, we transitioned 89 Atria Senior Living properties to six of our existing operating partners. In conjunction with the termination of the property management agreements, we recognized $26 million within other expenses on our Consolidated Statements of Comprehensive Income in excess of amounts already accrued.
10. Borrowings Under Credit Facilities and Commercial Paper Program
At December 31, 2024, we had a primary unsecured credit facility with a consortium of 29 banks that included a $5,000,000,000 unsecured revolving credit facility, a $1,000,000,000 unsecured term credit facility and a $250,000,000 Canadian-denominated unsecured term credit facility. The unsecured revolving credit facility is comprised of a $2,000,000,000 tranche that matures on July 24, 2029 (none outstanding at December 31, 2024) and a $3,000,000,000 tranche that matures on July 24, 2028 (none outstanding at December 31, 2024). The term credit facilities mature on July 19, 2026. The $3,000,000,000 tranche of the revolving facility and term loans may be extended for two successive terms of six months at our option. We have an option, through an accordion feature, to upsize the $5,000,000,000 unsecured revolving credit facility and the $1,000,000,000 unsecured term credit facility by up to an additional $1,250,000,000, in the aggregate, and the $250,000,000 Canadian-denominated unsecured term credit facility by up to an additional $250,000,000. The primary unsecured credit facility also allows us to borrow up to $1,000,000,000 in alternate currencies (none outstanding at December 31, 2024). Borrowings under the unsecured revolving credit facility are subject to interest payable at the applicable margin over the secured overnight financing rate ("SOFR") interest rate. Based on our current credit ratings, the loans under the unsecured revolving credit facility currently bear interest at 0.725% over the adjusted SOFR rate at December 31, 2024. In addition, we pay a facility fee quarterly to each bank based on the bank’s commitment amount. The facility fee depends on our debt ratings and was 0.125% at December 31, 2024.
Under the terms of our commercial paper program, we may issue unsecured commercial paper notes with maturities that vary, but do not exceed 397 days from the date of issue, up to a maximum aggregate face or principal amount outstanding at any time of $2,000,000,000 (none outstanding at December 31, 2024).
The following information relates to aggregate borrowings under the unsecured revolving credit facility and commercial paper program for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance outstanding at year end	$—	$—	$—
Maximum amount outstanding at any month end	$—	$205,000	$1,565,000
Average amount outstanding (total of daily principal balances
divided by days in period)	$—	$16,233	$766,167
Weighted average interest rate (actual interest expense divided
by average borrowings outstanding)	—%	5.05%	1.75%

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Senior Unsecured Notes and Secured Debt
At December 31, 2024, the annual principal payments due on our debt obligations were as follows (in thousands):

	Senior Unsecured Notes (1,2)	Secured Debt (3)	Totals
2025	$1,260,000	$216,034	$1,476,034
2026	700,000	226,754	926,754
2027(4,5)	1,881,865	258,216	2,140,081
2028(6)	2,473,600	160,028	2,633,628
2029	2,085,000	392,703	2,477,703
Thereafter(7)	4,926,000	1,213,488	6,139,488
Total principal balance	13,326,465	2,467,223	15,793,688
Unamortized discounts and premiums, net	(21,972)	—	(21,972)
Unamortized debt issuance costs, net	(76,445)	(15,886)	(92,331)
Fair value adjustments and other, net	(65,946)	(113,182)	(179,128)
Total carrying value of debt	$13,162,102	$2,338,155	$15,500,257
(1) Annual interest rates range from 2.05% to 6.50%. The ending weighted average interest rate, after considering the effects of interest rate swaps, was 3.81%, 4.05% and 4.06%. as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
(2) All senior unsecured notes, with the exception of the $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027, have been issued by Welltower OP and are fully and unconditionally guaranteed by Welltower. The $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 have been issued through private placement by a wholly owned subsidiary of Welltower OP and are fully and unconditionally guaranteed by Welltower OP.
(3) Annual interest rates range from 1.31% to 6.67%. The ending weighted average interest rate, after considering the effects of interest rate swaps and caps, was 4.17%, 4.76% and 4.33% as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Gross real property value of the properties securing the debt totaled $6,520,190,000 at December 31, 2024.
(4) Includes a $1,000,000,000 unsecured term loan and a $250,000,000 Canadian-denominated unsecured term loan (approximately $173,575,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2024). Both term loans mature on July 19, 2026 and may be extended for two successive terms of six months at our option. The loans bear interest at adjusted SOFR plus 0.85% (5.35% at December 31, 2024) and adjusted Canadian Overnight Repo Rate Average plus 0.85% (4.48% at December 31, 2024), respectively.
(5) Includes $300,000,000 Canadian-denominated 2.95% senior unsecured notes due 2027 (approximately $208,290,000 based on the Canadian/U.S. Dollar exchange rate on December 31, 2024).
(6) Includes £550,000,000 of 4.80% senior unsecured notes due 2028 (approximately $688,600,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2024).
(7) Includes £500,000,000 of 4.50% senior unsecured notes due 2034 (approximately $626,000,000 based on the Pounds Sterling/U.S. Dollar exchange rate in effect on December 31, 2024).
The following is a summary of our senior unsecured notes principal activity during the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$13,699,619	$12,584,529	$11,707,961
Debt issued	1,035,000	1,035,000	1,050,000
Debt extinguished	(1,350,000)	—	—
Foreign currency	(58,154)	80,090	(173,432)
Ending balance	$13,326,465	$13,699,619	$12,584,529
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
We may repurchase, redeem or refinance senior unsecured notes from time to time, taking advantage of favorable market conditions when available. We may purchase senior unsecured notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. The senior unsecured notes are redeemable at our option, at any time in whole or from time to time in part, subject to certain contractual restrictions, at a redemption price equal to the sum of: (i) the principal amount of the notes (or portion of such

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
notes) being redeemed plus accrued and unpaid interest thereon up to the redemption date and (ii) any “make-whole” amount due under the terms of the notes in connection with early redemptions. Redemptions and repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Exchangeable Senior Unsecured Notes
In May 2023, Welltower OP issued $1,035,000,000 aggregate principal amount of 2.750% exchangeable senior unsecured notes maturing May 15, 2028 (the "2028 Exchangeable Notes") unless earlier exchanged, purchased or redeemed. In July 2024, Welltower OP issued $1,035,000,000 aggregate principal amount of 3.125% exchangeable senior unsecured notes maturing July 15, 2029 (the "2029 Exchangeable Notes") unless earlier exchanged, purchased or redeemed. These notes are referred to collectively as the "Exchangeable Notes."
The following is a summary of the outstanding exchangeable features:

	Number of shares of Welltower Inc. Common Stock into which $1,000 of Principal of the Exchangeable Notes is Exchangeable(1)	Approximate Equivalent Exchange Price per Share(1)	Exchangeable Date

2028 Exchangeable Notes	10.4862	$95.36	November 15, 2027
2029 Exchangeable Notes	7.8177	$127.91	January 15, 2029
(1) The exchange rate is subject to adjustment upon the occurrence of specified events, including in the event of the payment of a quarterly dividend in excess of $0.61 per share, in the case of the 2028 Exchangeable Notes, and $0.67 per share, in the case of the 2029 Exchangeable Notes, but will not be adjusted for any accrued and unpaid interest. During the quarter ended December 31, 2024, we paid a quarterly dividend of $0.67 per share, which will result in an adjustment to the initial exchange rate of the 2028 Exchangeable Notes in accordance with the indenture for those notes.
Prior to the close of business on the business day immediately preceding the respective exchangeable dates noted in the table above, the Exchangeable Notes are exchangeable at the option of the holders only upon certain circumstances and during certain periods. On or after the respective exchangeable dates noted in the table above, the Exchangeable Notes will be exchangeable at the option of the holders at any time prior to the close of business on the second scheduled trading day preceding the maturity date. Welltower OP will settle exchanges of the Exchangeable Notes by delivering cash up to the principal amount of the Exchangeable Notes exchanged and, in respect of the remainder of the exchanged value, if any, in excess thereof, cash or shares of Welltower's common stock, or a combination thereof, at the election of Welltower OP.
The 2028 Exchangeable Notes were exchangeable as of December 31, 2024. The 2029 Exchangeable Notes were not exchangeable as of December 31, 2024. There were not any Exchangeable Notes presented for exchange during the years ended December 31, 2024 and 2023.
Welltower OP may redeem the 2028 Exchangeable Notes and 2029 Exchangeable Notes, at its option in whole or in part, on any business day on or after May 20, 2026 and July 20, 2027, respectively, if the last reported sales price of the common stock has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Welltower OP provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding the redemption date.
The following is a summary of the components of the outstanding Exchangeable Notes as December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024		December 31, 2023
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes
Principal	$1,035,000	$1,035,000	$1,035,000
Less: unamortized debt issuance costs	15,622	18,422	20,245
Net carrying value included in senior unsecured notes	$1,019,378	$1,016,578	$1,014,755
The following is a summary of our interest expense recognized related to the Exchangeable Notes for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).

	Year Ended December 31,
	2024		2023
	2028 Exchangeable Notes	2029 Exchangeable Notes	2028 Exchangeable Notes
Contractual interest expense	$28,463	$15,273	$18,184
Amortization of debt issuance costs	4,668	1,857	2,975
Total interest expense	$33,131	$17,130	$21,159

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of our secured debt principal activity for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,222,445	$2,129,954	$2,202,312
Debt issued	197,930	385,115	113,183
Debt assumed	960,300	428,578	328,096
Debt extinguished	(450,720)	(687,780)	(399,066)
Debt disposed(1)	(359,140)	—	—
Principal payments	(47,329)	(54,076)	(58,114)
Foreign currency	(56,263)	20,654	(56,457)
Ending balance	$2,467,223	$2,222,445	$2,129,954

(1) Please see Note 5 for additional information.
Our debt agreements contain various covenants, restrictions and events of default. Certain agreements require us to maintain certain financial ratios and minimum net worth and impose certain limits on our ability to incur indebtedness, create liens and make investments or acquisitions. As of December 31, 2024, we were in compliance in all material respects with all of the covenants under our debt agreements.
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
Interest rate swaps designated as fair value hedges involve the receipt of fixed amounts from a counterparty in exchange for our variable-rate payments. These interest rate swap agreements hedge the exposure to changes in the fair value of fixed-rate debt attributable to changes in the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in earnings. We record the gain or loss on the hedged items in interest expense, the same line item as the offsetting loss or gain on the related interest rate swaps. In March 2022, we entered into a $550,000,000 fixed to floating swap in connection with our March 2022 senior note issuance. This swap was terminated in January 2024 resulting in a loss of $59,555,000. As of December 31, 2024, the unamortized loss amount was $52,951,000. In January 2024, we entered into a $550,000,000 forward-starting fixed to floating swap which converts a portion of cash flows on our $750,000,000 2.8% senior unsecured notes to floating rate. The swap is effective beginning in June 2025 and matures in December 2030. As of December 31, 2024, the carrying amount of the notes, exclusive of the hedge, is $743,644,000. The fair value of the swap as of December 31, 2024 was ($12,995,000) and was recorded as a derivative liability with an offset to senior unsecured notes on our Consolidated Balance Sheets.
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
Cash flows from derivatives accounted for as a fair value or cash flow hedge are classified in the same category as the cash flows from the items being hedged in the Consolidated Statements of Cash Flows.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the years ended December 31, 2024, 2023 and 2022 we settled certain net investment hedges generating cash proceeds of $17,118,000, $29,553,000 and $61,853,000, respectively. The balance of the cumulative translation adjustment will be reclassified into earnings if the hedged investment is sold or substantially liquidated.
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
Equity Warrants
We received equity warrants through our lending activities, which were accounted for as loan origination fees. The warrants provide us the right to participate in the capital appreciation of the underlying HC-One Group real estate portfolio above a designated price upon liquidation and contain net settlement terms qualifying as derivatives. The warrants are classified within receivables and other assets on our Consolidated Balance Sheets. These warrants are measured at fair value with changes in fair value being recognized within loss (gain) on derivatives and financial instruments, net in our Consolidated Statements of Comprehensive Income.
The following presents the notional amount of derivatives and other financial instruments as of the dates indicated (in thousands):

	December 31, 2024	December 31, 2023
Derivatives designated as net investment hedges:
Denominated in Canadian Dollars	$2,904,028	$2,025,000
Denominated in Pound Sterling	£1,430,708	£1,660,708

Financial instruments designated as net investment hedges:
Denominated in Canadian Dollars	$250,000	$250,000
Denominated in Pound Sterling	£1,050,000	£1,050,000

Interest rate swaps and caps designated as cash flow hedges:
Denominated in U.S. Dollars(1)	$22,601	$872,601

Interest rate swaps designated as fair value hedges:
Denominated in U.S. Dollars	$550,000	$550,000

Derivative instruments not designated:
Foreign currency exchange contracts denominated in Canadian Dollars	$80,000	$80,000
(1) At December 31, 2024 the maximum maturity date was September 1, 2028.

The following presents the impact of derivative instruments on the Consolidated Statements of Comprehensive Income for the periods presented (in thousands):

		Year Ended
Description	Location	December 31, 2024	December 31, 2023	December 31, 2022
Gain (loss) on derivative instruments designated as hedges recognized in income	Interest expense	$23,546	$18,068	$28,894
Gain (loss) on derivative instruments not designated as hedges recognized in income	Interest expense	$4,609	$(1,383)	$4,255
Gain (loss) on equity warrants recognized in income	Gain (loss) on derivatives and financial instruments, net	$27,898	$2,218	$(6,837)
Gain (loss) on derivative and financial instruments designated as hedges recognized in OCI	OCI	$166,329	$(245,095)	$442,620
13. Commitments and Contingencies
At December 31, 2024, we had 20 outstanding letter of credit obligations totaling $44,602,000 and expiring in 2025. At December 31, 2024, we had outstanding construction in progress of $1,219,720,000 and were committed to providing additional funds of approximately $540,297,000 to complete construction. Additionally, at December 31, 2024 we had outstanding investments classified as in substance real estate of $941,216,000 and were committed to provide additional funds of $108,765,000 (see Note 8 for additional information). Purchase obligations include $25,068,000 of contingent purchase obligations to fund capital improvements. Rent due from the tenants are increased to reflect the additional investment in the properties.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Stockholders' Equity
The following is a summary of our stockholders' equity capital accounts as of the dates indicated:

	December 31, 2024	December 31, 2023
Preferred Stock, $1.00 par value:
Authorized shares	50,000,000	50,000,000
Issued shares	—	—
Outstanding shares	—	—
Common Stock, $1.00 par value:
Authorized shares	1,400,000,000	700,000,000
Issued shares	637,056,054	566,001,632
Outstanding shares	635,289,329	564,241,181
Common Stock
In October 2024, we entered into an equity distribution agreement whereby we can offer and sell up to $5,000,000,000 aggregate amount of our common stock, which replaced our prior equity distribution agreement dated April 30, 2024 allowing us to sell up to $3,500,000,000 aggregate amount of our common stock (collectively, along with other previous agreements, referred to as the "ATM Program"). The ATM Program allows us to enter into forward sale agreements (none outstanding at December 31, 2024). As of December 31, 2024, we had $3,362,038,000 of remaining capacity under the ATM Program. Subsequent to December 31, 2024, we sold 5,408,311 shares of common stock under the ATM Program.
On November 7, 2022, our Board of Directors approved a share repurchase program for up to $3,000,000,000 of common stock (the "Stock Repurchase Program"). Under the Stock Repurchase Program, we are not required to purchase shares but may choose to do so in the open market or through privately negotiated transactions, through block trades, by effecting a tender offer, by way of an accelerated share repurchase program, through the purchase of call options or the sale of put options, or otherwise, or by any combination of the foregoing. We expect to finance any share repurchases using available cash and may use proceeds from borrowings or debt offerings. The Stock Repurchase Program has no expiration date and does not obligate us to repurchase any specific number of shares. We did not repurchase any shares of our common stock through the Stock Repurchase Program during the years ended December 31, 2024, 2023 and 2022.
The following is a summary of our common stock issuances during the periods indicated (dollars in thousands, except shares and average price amounts):

	Shares Issued	Average Price	Gross Proceeds	Net Proceeds

2022 Option exercises	2,433	$67.00	$163	$163
2022 ATM Program issuances	43,092,888	86.23	3,715,971	3,667,691
2022 Redemption of OP Units and DownREIT Units	5,498		—	—
2022 Stock incentive plans, net of forfeitures	168,641		—	—
2022 Totals	43,269,460		$3,716,134	$3,667,854

2023 Option exercises	3,541	$78.23	$277	$277
2023 ATM Program issuances	53,300,874	80.92	4,313,007	4,290,766
2023 Equity issuance	20,125,000	88.06	1,772,216	1,719,086
2023 Redemption of OP Units and DownREIT Units	335,562		—	—
2023 Stock incentive plans, net of forfeitures	(32,733)		—	—
2023 Totals	73,732,244		$6,085,500	$6,010,129

2024 Option exercises	17,809	$71.59	$1,275	$1,275
2024 ATM Program issuances	70,419,530	105.82	7,452,108	7,414,503
2024 Redemption of OP Units and DownREIT Units	494,941		—	—
2024 Stock incentive plans, net of forfeitures	114,579		—	—
2024 Totals	71,046,859		$7,453,383	$7,415,778

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dividends
Please refer to Note 19 for information related to federal income tax of dividends. The following is a summary of our dividend payments (in thousands, except per share amounts):

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	Per Share	Amount	Per Share	Amount	Per Share	Amount
Common stock	$2.56	$1,546,291	$2.44	$1,259,676	$2.44	$1,133,182
Accumulated Other Comprehensive Income
The following is a summary of accumulated other comprehensive income/(loss) as of the periods presented (in thousands):

	December 31, 2024	December 31, 2023
Foreign currency translation	$(1,276,625)	$(913,675)
Derivative and financial instruments designated as hedges	916,844	750,515
Total accumulated other comprehensive income (loss)	$(359,781)	$(163,160)
15. Stock Incentive Plans
In March 2022, our Board of Directors approved the 2022 Long-Term Incentive Plan ("2022 Plan"), which authorizes up to 10,000,000 shares of common stock to be issued at the discretion of the Compensation Committee of the Board. Awards granted after March 28, 2022 are issued out of the 2022 Plan. The awards granted under the 2016 Long-Term Incentive Plan continue to vest and options expire ten years from the date of grant. Our non-employee directors, officers and key employees are eligible to participate in the 2022 Plan. The 2022 Plan allows for the issuance of, among other things, stock options, stock appreciation rights, restricted stock units, deferred stock units, performance units and dividend equivalent rights. Vesting periods for options, deferred stock units and restricted stock units generally range from three to five years. Options expire ten years from the date of grant.
Under our long-term incentive plan, restricted stock awards are market, performance or time-based. For market and performance-based awards, we will grant a target number of restricted stock units, with the ultimate award determined by the total shareholder return and operating performance metrics, measured in each case over a measurement period of three to four years. Performance-based awards vest after the end of the performance periods. The expected term represents the period from the grant date to the end of the performance period. Compensation expense for performance-based awards is measured based on the probability of achievement of certain performance goals and is recognized over the performance period. For the portion of the grant for which the award is determined by the operating performance metrics, the compensation cost is based on the grant date closing price and management’s estimate of corporate achievement of the financial metrics. If the estimated number of performance-based restricted stock to be earned changes, an adjustment will be recorded to recognize the accumulated difference between the revised and previous estimates. For the portion of the grant determined by the total shareholder return ("TSR"), management used a Monte Carlo model to assess the fair value and compensation cost. For time-based awards, the fair value of the restricted stock is equal to the market price of our common stock on the date of grant and is amortized over the vesting periods. For purposes of measuring stock-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were deemed necessary for the years ended December 31, 2024, 2023 or 2022. Forfeitures are accounted for as they occur.
The following table summarizes compensation expense recognized for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	$16,837	$2,741	$2,378
Restricted stock units	58,984	34,458	23,771
Total compensation expense	$75,821	$37,199	$26,149

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following is a summary of time-based stock option activity in 2024:

	Amount	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000's)
Balance as of December 31, 2023	636,260	$75.73
Options granted	30,111	87.13
Options exercised	(47,544)	72.26
Options forfeited	(5,598)	84.56
Balance as of December 31, 2024	613,229	$76.47	7.0	$30,390

Exercisable as of December 31, 2024	336,164	$74.39	6.7	$17,360
We used the Black-Scholes option pricing model to determine the grant date fair value of time-based options. The weighted average assumptions used are as follows:

2024
Dividend yield	2.80%
Estimated volatility(1)	34.53%
Risk free rate	4.13%
Expected life of options (years)	4.3
Estimated fair value	$23.22
(1) Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.
As of December 31, 2024, there was $2,478,000 of total unrecognized compensation expense related to unvested time-based stock options that is expected to be recognized over a weighted average period of one year.
During December 2021, we granted special nonrecurring performance-based stock option awards to executives and key employees. The grant date fair value was estimated on the date of grant using the Black-Scholes option pricing model. These options have a performance condition based on a Funds From Operations goal measured over the performance period of January 1, 2022 to December 31, 2024. These awards vest over two years after the end of the performance period. Compensation expense is measured based on the probability of achievement of the performance goal and is recognized over both the performance period and the vesting period. During the year ended December 31, 2024, achievement of the performance goal became probable and then was met, resulting in the recognition of stock compensation expense of $14,073,000, including the cumulative catch up adjustment, in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
The following is a summary of performance-based stock option activity as of December 31, 2024:

	Amount	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000's)
Outstanding as of December 31, 2023	815,121	$83.44	$20.31
Options granted	123,538	$95.82	$18.31
Options forfeited	(60,562)	$83.44	$20.31
Outstanding as of December 31, 2024	878,097	$85.18	$20.03	7.4	$35,869
Exercisable as of December 31, 2024	—	$—	$—	—	$—
As of December 31, 2024, there was $3,515,000 of total unrecognized compensation expense related to unvested performance-based stock options that is expected to be recognized over a weighted average period of two years.
Restricted Stock
During January 2022, we granted special nonrecurring performance-based restricted stock awards under the terms of an Outperformance Program ("2022-2025 OPP"). The grant date fair value was estimated on the date of grant using a Monte Carlo model. These awards have performance conditions based on a Funds From Operations goal and absolute and relative TSR goals measured over the performance period of January 1, 2022 to December 31, 2025. These awards vest after the end of the performance period. Compensation expense is measured based on the probability of achievement of the performance goals and is recognized over the performance period. During the year ended December 31, 2024, achievement of the performance goals

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
became probable, resulting in the recognition of stock compensation expense of $19,341,000, including the cumulative catch up adjustment, in general and administrative expenses in the Consolidated Statements of Comprehensive Income.
The following is a summary of our 2022-2025 OPP restricted stock activity as of December 31, 2024:

	Restricted Stock
	Amount	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	932,225	$27.60
Granted	52,846	55.63
Forfeited or expired	(52,533)	27.60
Balance as of December 31, 2024	932,538	$29.19
As of December 31, 2024, there was $7,893,000 of total unrecognized compensation expense related to unvested 2022-2025 OPP restricted stock that is expected to be recognized over a weighted average period of one year.
The following is a summary of our restricted stock activity (including market, performance and time-based awards, and excluding OPP awards) as of December 31, 2024:

	Restricted Stock
	Amount	Weighted Average Grant Date Fair Value
Balance as of December 31, 2023	1,746,015	$98.03
Vested	(438,166)	115.05
Granted	508,056	84.16
Change in awards based on performance(1)	377,232	82.98
Forfeited or expired	(53,984)	105.77
Balance as of December 31, 2024	2,139,153	$96.76
(1) Represents the change in number of market and performance-based awards earned as a result of performance achievement.
We used a Monte Carlo model to assess the compensation cost associated with the portion of the market awards granted for which achievement will be determined using TSR measures. The model also considers a post-vesting holding period. The weighted average assumptions used are as follows:

2024
Dividend yield	2.80%
Estimated volatility over the life of the plan(1)	24.32% - 26.00%
Risk free rate	4.31% - 5.23%
Estimated market based performance award value based on total shareholder return measure	$82.74
(1) Estimated volatility over the life of the plan is using 50% historical volatility and 50% implied volatility.
As of December 31, 2024, there was $45,944,000 of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted average period of two years.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator for basic earnings per share - net income attributable to common stockholders	$951,680	$340,094	$141,214
Adjustment for net income (loss) attributable to OP Units and DownREIT Units	1,700	(303)	165
Numerator for diluted earnings per share	$953,380	$339,791	$141,379

Denominator for basic earnings per share - weighted average shares	602,975	515,629	462,185
Effect of dilutive securities:
Employee stock options	262	32	20
Unvested restricted shares and units	1,932	1,031	1,058
OP Units and DownREIT Units	2,207	1,983	1,865
Employee stock purchase program	21	26	30
Exchangeable Notes	1,353	—	—
Dilutive potential common shares	5,775	3,072	2,973
Denominator for diluted earnings per share - adjusted weighted average shares	608,750	518,701	465,158

Basic earnings per share	$1.58	$0.66	$0.31
Diluted earnings per share	$1.57	$0.66	$0.30
The 2028 Exchangeable Notes and the 2029 Exchangeable Notes are included in the computation of diluted earnings per share for the year ended December 31, 2024. The 2028 Exchangeable Notes were not included in the computation of diluted earnings per share for the year ended December 31, 2023 as they were anti-dilutive.
17. Disclosure about Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three level valuation hierarchy exists for disclosures of fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined below:
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Investments in Sales-Type Leases — The fair value of sales-type leases is generally estimated by using Level 2 and Level 3 inputs to discount the estimated future cash flows of the lease using rates implicit in the lease, and an estimate of the unguaranteed residual value.
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

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Borrowings Under Primary Unsecured Credit Facility and Commercial Paper Program — The carrying amount of the primary unsecured credit facility and commercial paper program approximates fair value because the borrowings are interest rate adjustable.
Senior Unsecured Notes — The fair value of the senior unsecured notes payable is estimated based on Level 1 publicly available trading prices. The carrying amount of the variable-rate senior unsecured notes approximates fair value because they are interest rate adjustable.
Secured Debt — The fair value of fixed-rate secured debt is estimated using Level 2 inputs by discounting the estimated future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities. The carrying amount of variable-rate secured debt approximates fair value because the borrowings are interest rate adjustable.
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
The carrying amounts and estimated fair values of our financial instruments are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Investments in sales-type leases, net	$172,260	$172,260	$—	$—
Mortgage loans receivable	1,520,503	1,587,896	1,043,252	1,105,260
Other real estate loans receivable	284,541	286,096	318,335	319,905
Cash and cash equivalents	3,506,586	3,506,586	1,993,646	1,993,646
Restricted cash	204,871	204,871	82,437	82,437
Non-real estate loans receivable	222,542	219,813	330,119	312,985
Foreign currency forward contracts, interest rate swaps and cross currency swaps	99,968	99,968	37,118	37,118
Equity warrants	62,320	62,320	35,772	35,772

Financial liabilities:
Senior unsecured notes	$13,162,102	$13,276,784	$13,552,222	$13,249,247
Secured debt	2,338,155	2,271,886	2,183,327	2,144,059
Foreign currency forward contracts, interest rate swaps and cross currency swaps	13,001	13,001	96,023	96,023

Redeemable DownREIT Unitholder interests	$49,226	$49,226	$77,928	$77,928
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

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Equity warrants	$62,320	$—	$—	$62,320
Foreign currency forward contracts, interest rate swaps and cross currency swaps, net asset (liability) (1)	86,967	—	86,967	—
Totals	$149,287	$—	$86,967	$62,320
(1) Please see Note 12 for additional information.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the change in fair value of equity warrants using unobservable Level 3 inputs for the years presented (in thousands):

	Years Ended
	December 31, 2024	December 31, 2023
Beginning balance	$35,772	$30,436
Warrants acquired	—	1,202
Mark-to-market adjustment	27,898	2,218
Foreign currency	(1,350)	1,916
Ending balance	$62,320	$35,772
The most significant assumptions utilized in the valuation of the equity warrants are the cash flows of the underlying HC-One Group enterprise, as well as the terminal capitalization rate which was 10.0% as of December 31, 2024 and 2023, respectively.
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
18. Segment Reporting
We invest in seniors housing and healthcare real estate. We evaluate our business and make resource allocations for our three operating segments: Seniors Housing Operating, Triple-net and Outpatient Medical. Our Seniors Housing Operating properties include seniors apartments, assisted living communities, independent living/continuing care retirement communities, independent supportive living communities (Canada), care homes with and without nursing (U.K.) and combinations thereof. Seniors Housing Operating properties that are deemed qualified healthcare properties are owned and operated through RIDEA structures (see Note 2). Our Triple-net properties include the property types described above, as well as long-term/post-acute care facilities. Under the Triple-net segment, we invest in seniors housing and healthcare real estate through acquisition of single tenant properties. Properties acquired are generally leased under triple-net leases and we are not involved in the management of the property. Our Outpatient Medical properties are typically leased to multiple tenants and generally require a certain level of property management by us.
We evaluate performance based on consolidated NOI of each segment. We define NOI as total revenues, including tenant reimbursements, less property operating expenses. We believe NOI provides investors relevant and useful information as it measures the operating performance of our properties at the property level on an unleveraged basis. The Chief Operating Decision Maker ("CODM"), who is our Vice Chairman & Chief Operating Officer, uses NOI to make decisions about resource allocations and to assess the property-level performance of our properties.
During the year ended December 31, 2024, we adopted ASU 2023-07 (see Note 2 for further details). Additionally, we reclassified loans receivable balances and equity warrants received through lending activities (see Note 12 for further details), the related interest income, provision for loan losses and change in the fair value of the equity warrants from our three operating segments to Non-segment/Corporate to better align with the manner in which the CODM reviews results. Accordingly, the segment information provided in this Note has been updated to conform to the current presentation for all periods presented.
Non-segment revenue consists mainly of interest income on loans receivable balances. Additionally, it includes interest income earned on cash investments recorded in other income. Non-segment assets consist of corporate assets including loans receivable, cash, deferred loan expenses and corporate offices and equipment among others. Non-property specific revenues and expenses are not allocated to individual segments in determining NOI.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The results of operations for all acquisitions described in Note 3 are included in our consolidated results of operations from the acquisition dates and are components of the appropriate segments. All inter-segment transactions are eliminated.
The following table summarizes information for the reportable segments during the years ended December 31, 2024 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$6,027,149	$—	$—	$—	$6,027,149
Rental income	—	777,297	792,981	—	1,570,278
Interest income	—	8,167	—	248,024	256,191
Other income	8,312	3,307	9,132	116,749	137,500
Total revenues	6,035,461	788,771	802,113	364,773	7,991,118

Total property operating expenses	4,523,780	40,722	245,636	20,073	4,830,211
Consolidated net operating income (loss)	$1,511,681	$748,049	$556,477	$344,700	3,160,907

Depreciation and amortization					1,632,093
Interest expense					574,261
General and administrative expenses					235,491
Loss (gain) on derivatives and financial instruments, net					(27,887)
Loss (gain) on extinguishment of debt, net					2,130
Provision for loan losses, net					10,125
Impairment of assets					92,793
Other expenses					117,459
Income (loss) from continuing operations before income taxes and other items					524,442
Income tax (expense) benefit					(2,700)
Income (loss) from unconsolidated entities					(496)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					451,611
Income (loss) from continuing operations					972,857
Net income (loss)					$972,857
The following table summarizes significant expense categories by segment for the year ended December 31, 2024 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$2,659,251	$77	$55,817	$—	$2,715,145
Utilities	275,885	266	52,141	—	328,292
Food	246,893	—	—	—	246,893
Repairs and maintenance	171,155	73	40,977	—	212,205
Property taxes	210,028	29,918	70,626	—	310,572
Other segment expenses(1)	960,568	10,388	26,075	20,073	1,017,104
Total property operating expenses	$4,523,780	$40,722	$245,636	$20,073	$4,830,211

(1) Other segment expenses for Seniors Housing Operating include management fees, insurance expense, marketing, supplies, other miscellaneous expenses and right of use asset amortization for properties subject to lease. Triple-net other segment expenses include right of use asset amortization for properties subject to ground leases and other miscellaneous expenses. Outpatient Medical other segment expenses include insurance expense, right of use asset amortization for properties subject to ground leases and other miscellaneous expenses. Non-segment/Corporate other segment expenses primarily represent insurance costs related to our captive insurance program.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the year ended December 31, 2023 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$4,753,804	$—	$—	$—	$4,753,804
Rental income	—	814,751	741,322	—	1,556,073
Interest income	—	1,369	—	166,985	168,354
Other income	9,743	70,986	9,167	69,868	159,764
Total revenues	4,763,547	887,106	750,489	236,853	6,637,995

Total property operating expenses	3,655,508	42,194	231,956	18,118	3,947,776
Consolidated net operating income (loss)	$1,108,039	$844,912	$518,533	$218,735	2,690,219

Depreciation and amortization					1,401,101
Interest expense					607,846
General and administrative expenses					179,091
Loss (gain) on derivatives and financial instruments, net					(2,120)
Loss (gain) on extinguishment of debt, net					7
Provision for loan losses, net					9,809
Impairment of assets					36,097
Other expenses					108,341
Income (loss) from continuing operations before income taxes and other items					350,047
Income tax (expense) benefit					(6,364)
Income (loss) from unconsolidated entities					(53,442)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					67,898
Income (loss) from continuing operations					358,139
Net income (loss)					$358,139
The following table summarizes significant expense categories by segment for the year ended December 31, 2023 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$2,179,578	$61	$50,900	$—	$2,230,539
Utilities	237,438	380	48,248	—	286,066
Food	195,410	—	—	—	195,410
Repairs and maintenance	141,566	138	36,991	—	178,695
Property taxes	172,567	32,957	71,448	—	276,972
Other segment expenses(1)	728,949	8,658	24,369	18,118	780,094
Total property operating expenses	$3,655,508	$42,194	$231,956	$18,118	$3,947,776

(1) Other segment expenses for Seniors Housing Operating include management fees, insurance expense, marketing, supplies, other miscellaneous expenses and right of use asset amortization for properties subject to lease. Triple-net other segment expenses include right of use asset amortization for properties subject to ground leases and other miscellaneous expenses. Outpatient Medical other segment expenses include insurance expense, right of use asset amortization for properties subject to ground leases and other miscellaneous expenses. Non-segment/Corporate other segment expenses primarily represent insurance costs related to our captive insurance program.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information for the reportable segments for the year ended December 31, 2022 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Resident fees and services	$4,173,711	$—	$—	$—	$4,173,711
Rental income	—	782,329	669,457	—	1,451,786
Interest income	—	1,606	—	148,965	150,571
Other income	63,839	6,776	8,998	4,934	84,547
Total revenues	4,237,550	790,711	678,455	153,899	5,860,615

Total property operating expenses	3,292,045	44,483	205,997	16,245	3,558,770
Consolidated net operating income (loss)	$945,505	$746,228	$472,458	$137,654	2,301,845

Depreciation and amortization					1,310,368
Interest expense					529,519
General and administrative expenses					150,390
Loss (gain) on derivatives and financial instruments, net					8,334
Loss (gain) on extinguishment of debt, net					680
Provision for loan losses, net					10,320
Impairment of assets					17,502
Other expenses					101,670
Income (loss) from continuing operations before income taxes and other items					173,062
Income tax (expense) benefit					(7,247)
Income (loss) from unconsolidated entities					(21,290)
Gain (loss) on real estate dispositions and acquisitions of controlling interests, net					16,043
Income (loss) from continuing operations					160,568
Net income (loss)					$160,568

The following table summarizes significant expense categories by segment for the year ended December 31, 2022 (in thousands):

	Seniors Housing Operating	Triple-net	Outpatient Medical	Non-segment/Corporate	Total
Compensation	$1,973,307	$109	$46,190	$—	$2,019,606
Utilities	213,067	440	42,125	—	255,632
Food	173,639	—	—	—	173,639
Repairs and maintenance	130,828	211	32,595	—	163,634
Property taxes	156,585	33,128	64,205	—	253,918
Other segment expenses(1)	644,619	10,595	20,882	16,245	692,341
Total property operating expenses	$3,292,045	$44,483	$205,997	$16,245	$3,558,770

(1) Other segment expenses for Seniors Housing Operating include management fees, insurance expense, marketing, supplies, other miscellaneous expenses and right of use asset amortization for properties subject to lease. Triple-net other segment expenses include right of use asset amortization for properties subject to ground leases and other miscellaneous expenses. Outpatient Medical other segment expenses include insurance expense, right of use asset amortization for properties subject to ground leases and other miscellaneous expenses. Non-segment/Corporate other segment expenses primarily represent insurance costs related to our captive insurance program.

The following table summarizes our total assets by segment for the periods presented (in thousands):

	As of
	December 31, 2024		December 31, 2023
Assets:	Amount	%	Amount	%
Seniors Housing Operating	$30,094,016	59.0%	$24,622,107	55.9%
Triple-Net	7,934,415	15.5%	8,394,073	19.1%
Outpatient Medical	7,530,815	14.8%	7,327,102	16.6%
Non-segment/Corporate	5,485,062	10.7%	3,668,884	8.4%
Total	$51,044,308	100.0%	$44,012,166	100.0%

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our portfolio of properties and other investments is located in the U.S., the U.K. and Canada. Revenues and assets are attributed to the country in which the property is physically located. The following is a summary of geographic information for the periods presented (dollars in thousands):

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Revenues:	Amount	%	Amount	%	Amount	%
United States	$6,564,077	82.1%	$5,521,933	83.2%	$4,843,417	82.6%
United Kingdom	872,479	10.9%	606,750	9.1%	558,308	9.5%
Canada	554,562	7.0%	509,312	7.7%	458,890	7.9%
Total	$7,991,118	100.0%	$6,637,995	100.0%	$5,860,615	100.0%

	Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
Resident fees and services:	Amount	%	Amount	%	Amount	%
United States	$4,808,221	79.8%	$3,811,915	80.2%	$3,325,466	79.7%
United Kingdom	683,803	11.3%	447,219	9.4%	401,195	9.6%
Canada	535,125	8.9%	494,670	10.4%	447,050	10.7%
Total	$6,027,149	100.0%	$4,753,804	100.0%	$4,173,711	100.0%

	As of
	December 31, 2024		December 31, 2023
Assets:	Amount	%	Amount	%
United States	$41,966,871	82.2%	$36,929,186	83.9%
United Kingdom	5,892,598	11.5%	3,587,230	8.2%
Canada	3,184,839	6.3%	3,495,750	7.9%
Total	$51,044,308	100.0%	$44,012,166	100.0%
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
The Organization for Economic Co-operation and Development has proposed a global minimum tax of 15% of reported profits ("Pillar 2") that has been agreed upon in principle by over 140 countries. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar 2 effective January 1, 2024; however, countries must individually enact Pillar 2, which may result in variation in the application of the model rules and timelines. These changes did not have a material impact on our consolidated financial statements for 2024. We will continue to evaluate the potential consequences of Pillar 2 on our longer-term financial position.
Cash distributions paid to common stockholders for federal income tax purposes are as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Per share:
Ordinary dividend(1)	$1.3948	$1.6719	$2.4400
Long-term capital gain/(loss)(2)	0.5147	0.1159	—
Return of capital	0.6505	0.6522	—
Totals	$2.5600	$2.4400	$2.4400
(1) For the years ended December 31, 2024, 2023 and 2022, includes Section 199A dividends of $1.3948, $1.6719 and $2.4400 respectively.
(2) For the years ended December 31, 2024, 2023 and 2022, includes Unrecaptured Section 1250 Gains of $0.1268, $0.0150 and $0.0000, respectively.

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our consolidated provision for income tax expense (benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax expense	$9,216	$8,840	$18,289
Deferred tax benefit	(6,516)	(2,476)	(11,042)
Income tax expense (benefit)	$2,700	$6,364	$7,247
REITs generally are not subject to U.S. federal income taxes on that portion of REIT taxable income or capital gain that is distributed to stockholders. For the tax year ended December 31, 2024, as a result of ownership of investments in Canada and the U.K., we were subject to foreign income taxes under the respective tax laws of these jurisdictions.
The provision for income taxes for the year ended December 31, 2024 primarily relates to state taxes, foreign taxes and taxes based on income generated by entities that are structured as TRSs. For the tax years ended December 31, 2024, 2023 and 2022, the foreign tax provision/(benefit) amount included in the consolidated provision for income taxes was ($978,000), $5,938,000 and $5,222,000, respectively.
A reconciliation of income taxes, which is computed by applying the federal corporate tax rate for the years ended December 31, 2024, 2023 and 2022, to the income tax expense/(benefit) is as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interests and income taxes	$204,869	$76,547	$35,241
Increase (decrease) in valuation allowance(1)	70,680	35,515	30,237
Tax at statutory rate on earnings not subject to federal income taxes	(207,017)	(141,044)	(75,729)
Foreign permanent depreciation	1,947	2,103	2,033
Other differences	(67,779)	33,243	15,465
Totals	$2,700	$6,364	$7,247
(1) Excluding purchase price accounting.
Each TRS and foreign entity subject to income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of taxable and deductible temporary differences, as well as tax asset/(liability) attributes, are summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Investments and property, primarily differences in investment basis, depreciation and amortization, the basis of land assets and the treatment of interests and certain costs	$(41,711)	$(40,336)	$(39,212)
Operating loss and interest deduction carryforwards	394,168	323,852	254,852
Expense accruals and other	76,767	64,970	94,999
Valuation allowances	(400,753)	(330,073)	(294,558)
Net deferred tax assets (liabilities)	$28,471	$18,413	$16,081
On the basis of the evaluations performed as required by the codification, valuation allowances totaling $400,753,000 were recorded on U.S. taxable REIT subsidiaries as well as entities in other jurisdictions to limit the deferred tax assets to the amount that we believe is more likely than not realizable. However, the amount of the deferred tax asset considered realizable could be adjusted if (i) estimates of future taxable income during the carryforward period are reduced or increased or (ii) objective negative evidence in the form of cumulative losses is no longer present (and additional weight may be given to subjective evidence such as our projections for growth). The valuation allowance activity is summarized as follows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$330,073	$294,558	$264,321
Expense (benefit)	70,680	35,515	30,237
Ending balance	$400,753	$330,073	$294,558

WELLTOWER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Given the applicable statute of limitations, we generally are subject to audit by the Internal Revenue Service (“IRS”) for the year ended December 31, 2021 and subsequent years. The statute of limitations may vary in the states in which we own properties or conduct business. We do not expect to be subject to audit by state taxing authorities for any year prior to the year ended December 31, 2020. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to May 2020 related to entities acquired or formed in connection with acquisitions and by the U.K.’s HM Revenue & Customs for periods subsequent to August 2018 related to entities acquired or formed in connection with acquisitions.
At December 31, 2024, we had a net operating loss (“NOL”) carryforward related to the REIT of $358,461,000. Due to our uncertainty regarding the realization of certain deferred tax assets, we have not recorded a deferred tax asset related to NOLs generated by the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards generated through December 31, 2017 will expire through 2037. Beginning with the tax years after December 31, 2017, the law eliminates the NOL carryback period for REITs, replaces the 20-year NOL carryforward period with an indefinite carryforward period and, with respect to tax years beginning after 2020, limits the use of NOLs to 80% of taxable income.
At December 31, 2024 and 2023, we had an NOL carryforward related to Canadian entities of $397,776,000 and $467,804,000, respectively. These Canadian losses have a 20-year carryforward period. At December 31, 2024 and 2023, we had an NOL carryforward related to U.K. entities of $321,618,000 and $218,258,000, respectively. These U.K. losses do not have a finite carryforward period.
20. Variable Interest Entities
We have entered into joint ventures and have certain subsidiaries that are either wholly owned by us or by consolidated joint ventures which own real estate investments and are deemed to be VIEs. Our VIEs primarily hold real estate assets within our Seniors Housing Operating and Triple-net portfolios, the nature and risk of which are consistent with our overall portfolio. We have concluded that we are the primary beneficiary of these VIEs based on a combination of operational control of the entities and the rights to receive residual returns or the obligation to absorb losses arising from the entities. Except for capital contributions associated with the initial entity formations, the entities have been and are expected to be funded from the ongoing operations of the underlying properties. Accordingly, such entities have been consolidated and the table below summarizes the balance sheets of consolidated VIEs in the aggregate (in thousands):

	December 31, 2024	December 31, 2023
Assets:
Net real estate investments	$3,503,190	$3,277,741
Cash and cash equivalents	14,274	19,529
Receivables and other assets	152,071	43,513
Total assets(1)	$3,669,535	$3,340,783
Liabilities and equity:
Secured debt	$232,530	$76,507
Lease liabilities	2,536	2,539
Accrued expenses and other liabilities	14,867	13,850
Total equity	3,419,602	3,247,887
Total liabilities and equity	$3,669,535	$3,340,783
(1) Note that assets of the consolidated VIEs can only be used to settle obligations relating to such VIEs. Liabilities of the consolidated VIEs represent claims against the specific assets of the VIEs and VIE's creditors do not have recourse to Welltower.
We recognized revenues from consolidated VIEs in the aggregate of $500,363,000, $253,989,000 and $48,347,000 for the years ending December 31, 2024, 2023 and 2022, respectively.
In addition, we have certain entities that qualify as unconsolidated VIEs, including borrowers of loans receivable and in substance real estate investments. Our maximum exposure on these entities is limited to the net carrying value of the investments. Refer to Note 7 and Note 8 for additional details.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in a report entitled Internal Control — Integrated Framework.
Based on this assessment, using the criteria above, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2024.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Welltower Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Welltower Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Welltower Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 12, 2025 expressed an unqualified opinion thereon.
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
February 12, 2025

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to the information under the headings “Election of Directors,” “Corporate Governance,” "Insider Trading Policy," “Executive Officers,” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, which will be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
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
The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only.
Item 11. Executive Compensation
The information required under Item 11 is incorporated herein by reference to the information under the headings “Executive Compensation” and “Director Compensation” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under Item 12 is incorporated herein by reference to the information under the headings “Security Ownership of Directors and Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required under Item 13 is incorporated herein by reference to the information under the headings “Corporate Governance — Independence and Meetings” and “Security Ownership of Directors and Management and Certain Beneficial Owners — Certain Relationships and Related Transactions” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
The information required under Item 14 is incorporated herein by reference to the information under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement, which will be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)     1. Our Consolidated Financial Statements are included in Part II, Item 8:
2. The following Financial Statement Schedules are included beginning on page 134
III – Real Estate and Accumulated Depreciation
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

2.1    Agreement and Plan of Merger, dated March 7, 2022, by and among the Company, WELL Merger Holdco Inc. and WELL Merger Holdco Sub Inc. (filed with the Commission as Exhibit 2.1 to the Company's Form 8-K filed on March 7, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
3.1    Restated Certificate of Incorporation of the Company. (filed with the Commission as Exhibit 3.2 to the Form 8-K filed on May 24, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
3.2    Amended and Restated By-Laws of the Company (filed with the Commission as Exhibit 3.1 to the Form 8-K filed on November 30, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
3.3    Limited Liability Company Agreement of Welltower OP LLC, dated as of May 24, 2022 (filed with the Commission as Exhibit 3.2 to the Company's Form 8-K filed on May 25, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
3.4    Amendment No. 1 to Limited Liability Company Agreement of Welltower OP LLC, dated as of June 1, 2022.
4.1(a)    Indenture, dated as of March 15, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K filed on March 15, 2010 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(b)    Supplemental Indenture No. 5, dated as of March 14, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on March 14, 2011 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(c)    Supplemental Indenture No. 7, dated as of December 6, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on December 11, 2012 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(d)    Supplemental Indenture No. 9, dated as of November 20, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on November 20, 2013 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(e)    Supplemental Indenture No. 10, dated as of November 25, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on November 25, 2014 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(f)    Supplemental Indenture No. 11, dated as of May 26, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on May 27, 2015 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(g)    Amendment No. 1 to Supplemental Indenture No. 11, dated as of October 19, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed on October 20, 2015 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(h)    Supplemental Indenture No. 12, dated as of March 1, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on March 3, 2016 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(i)    Supplemental Indenture No. 13, dated as of April 10, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company’s Form 8-K filed on April 10, 2018 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(j)    Supplemental Indenture No. 14, dated as of August 16, 2018, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company’s Form 8-K filed on August 16, 2018 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(k)    Supplemental Indenture No. 15, dated as of February 15, 2019 between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed on February 15, 2019 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(l)     Supplemental Indenture No. 16, dated as of August 19, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.3 to the Company's Form 8-K filed on August 19, 2019 (File No. 001-08923), and incorporated herein by reference thereto).

4.1(m)     Supplemental Indenture No. 17, dated as of December 16, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed on December 16, 2019 (File No. 001-08923), and incorporated herein by reference thereto).
4.1(n)    Supplemental Indenture No. 18, dated as of June 30, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (filed with the Commission as Exhibit 4.2 to the Company's Form 8-K filed on June 30, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
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
4.1(s)    Supplemental Indenture No. 23, dated as of April 1, 2022, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to Form 8-K12B filed on April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
4.2    Indenture, dated May 11, 2023, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed on May 11, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
4.3    Form of Indenture for Senior Debt Securities, among the Company, as issuer, Welltower OP Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company’s Form S-3 filed on April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.4    Form of Indenture for Senior Subordinated Debt Securities, among the Company, as issuer, Welltower OP Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.2 to the Company's Form S-3 filed on April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.5    Form of Indenture for Junior Subordinated Debt Securities, among the Company, as issuer, Welltower OP Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.3 to the Company's Form S-3 filed on April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.6    Form of Indenture for Senior Debt Securities, among Welltower OP Inc, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.5 to the Company's Form S-3 filed on April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.7    Form of Indenture for Senior Subordinated Debt Securities, among Welltower OP Inc., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.6 to the Company's Form S-3 filed on April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.8    Form of Indenture for Junior Subordinated Debt Securities, among Welltower OP Inc., as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.7 to the Company's Form S-3 filed on April 1, 2022 (File No. 333-264093), and incorporated herein by reference thereto).
4.9(a)    Indenture, dated as of November 25, 2015, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.5(a) to the Company’s Form 10-K filed on February 18, 2016 (File No. 001-08923), and incorporated herein by reference thereto).

4.9(b)    Second Supplemental Indenture, dated as of December 20, 2019, by and among HCN Canadian Holdings-1 LP, the Company and BNY Trust Company of Canada (filed with the Commission as Exhibit 4.4(c) to the Company's Form 10-K filed on February 14, 2020 (File No. 001-08923), and incorporated herein by reference thereto).
4.10    Indenture, dated July 11, 2024, among Welltower OP LLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the Commission as Exhibit 4.1 to the Company's Form 8-K filed on July 11, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
4.11    Description of Securities of the Registrant.
10.1(a)    Credit Agreement, dated as of June 4, 2021, by and among the Company; the lenders listed therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc. and JPMorgan Chase Bank, N.A., as joint book runners; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-syndication agents; Wells Fargo Bank, N.A., MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Bank, N.A., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Capital One, National Association, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, TD Bank, NA, Truist Bank and Bank of Montreal, as co-senior managing agents and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent. (filed with the Commission as Exhibit 10.1 to the Company’s 8-K filed on June 8, 2021 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(b)    Consent and Amendment No. 1 to Credit Agreement, dated April 1, 2022, by and among the Company, Welltower OP Inc., the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the Commission as Exhibit 10.1 to Form 8-K12B filed on April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(c)     Amendment No. 2 to Credit Agreement, dated June 15, 2022, by and among the Company, Welltower OP LLC, the lenders and other financial institutions listed therein and KeyBank National Association, as administrative agent (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(d)     Amendment No. 3 to Credit Agreement, dated as of June 14, 2024, by and among the Company; Welltower OP LLC; the lenders therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint book runners; BofA Securities, as book runner; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC as co-syndication agents; Bank of America, N.A. , as syndication agent; MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Citizens Bank, N.A., Fifth Third Bank, National Association, The Huntington National Bank, Regions Bank, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, TD Bank, NA, Truist Bank, The Bank of New York Mellon, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch and Bank of Montreal, as co-senior managing agents, Capital One, National Association, as managing agent and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent (filed with the Commission as Exhibit 10.3 to the Company's Form 10-Q filed on July 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
10.1(e)    Amendment No. 4 to Credit Agreement, dated as of July 24, 2024, by and among the Company; Welltower OP LLC the lenders therein; KeyBank National Association, as administrative agent and L/C issuer; BofA Securities, Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC, as joint book runners; BofA Securities, as book runner; BofA Securities, Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities LLC, as U.S. joint lead arrangers; BofA Securities, Inc., JPMorgan Chase Bank, N.A., KeyBanc Capital Markets Inc. and RBC Capital Markets, as Canadian joint lead arrangers; Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Securities LLC as co-syndication agents; Bank of America, N.A. , as syndication agent; MUFG Bank, Ltd., Barclays Bank PLC, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., PNC Bank, National Association and Royal Bank of Canada, as co-documentation agents; BNP Paribas, Citizens Bank, N.A., Fifth Third Bank, National Association, The

Huntington National Bank, Regions Bank, The Bank of Nova Scotia, The Toronto-Dominion Bank, New York Branch, TD Bank, NA, Truist Bank, The Bank of New York Mellon, Banco Bilbao Vizcaya Argentaria, S.A., New York Branch and Bank of Montreal, as co-senior managing agents, Capital One, National Association, as managing agent and Credit Agricole Corporate and Investment Bank, as sustainability structuring agent (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed on July 29, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
10.2    Form of Indemnification Agreement between the Company and each director, executive officer and officer of the Company (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on February 18, 2005 (File No. 001-08923), and incorporated herein by reference thereto).*
10.3    Summary of Director Compensation.*
10.4(a)     Welltower Inc. 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2016 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(b)    Form of Restricted Stock Grant Notice for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(b) to the Company’s Form 10-K filed on February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(c)    Form of Restricted Stock Grant Notice for Senior Vice Presidents under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(c) to the Company’s Form 10-K filed on February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(d)    Form of Deferred Stock Unit Grant Agreement for Non-Employee Directors under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.14(d) to the Company’s Form 10-K filed on February 28, 2018 (File No. 001-08923), and incorporated herein by reference thereto).*
10.4(e)    Form of 2021 Special Stock Option Award Agreement for Executive Officers under the 2016 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.4(e) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.5    Executive Employment Agreement, dated May 19, 2021, between the Company and Shankh Mitra (filed with the Commission as Exhibit 99.1 to the Company's Form 8-K filed on May 19, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.6    Employment Offer Letter, dated May 20, 2021, between the Company and John F. Burkart (filed with the Commission as Exhibit 10.3 to the Company's Form 10-Q filed on July 30, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.7    Welltower Inc. Nonqualified Deferred Compensation Plan Amended and Restated Effective January 1, 2022 (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed on November 5, 2021 (File No. 001-08923), and incorporated herein by reference thereto).*
10.8    Welltower Inc. 2021-2023 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(a) to the Company's Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.9    Form of Long-Term Incentive Program Award Agreement under the 2021-2023 Long-Term Incentive Program (filed with the Commission as Exhibit 10.17(b) to the Company's Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(a)    Welltower Inc. 2022-2024 Long-Term Incentive Program (filed with the Commission as Exhibit 10.18(a) to the Company's Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.10(b)    Form of Long-Term Incentive Program Award Agreement under the 2022-2024 Long-Term Incentive Program (filed with the Commission as Exhibit 10.18(b) to the Company's Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.11(a)    Welltower Inc. 2023-2025 Long-Term Incentive Program (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed on May 3, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*

10.11(b)    Form of Welltower Inc. 2023-2025 Long-Term Incentive Program Award Agreement (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed on May 3, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(a)    2022 Outperformance Program (filed with the Commission as Exhibit 10.19(a) to the Company's Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.12(b)    Form of Outperformance Program Award Agreement under the 2022 Outperformance Program (filed with the Commission as Exhibit 10.19(b) to the Company's Form 10-K filed on February 16, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(a)    Welltower Inc. 2022 Long-Term Incentive Plan (filed with the Commission as Exhibit 10.2 to the Form 8-K12B filed on April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(b)    Form of Welltower Inc. 2022 Long-Term Incentive Plan Other Stock Unit Award Agreement (filed with the Commission as Exhibit 10.16(b) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(c)    Form of Welltower Inc. Restricted Stock Unit Grant Agreement (Non-Employee Directors) (filed with the Commission as Exhibit 10.4 to the Company's Form 10-Q filed on April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.13(d)    Form of Welltower Inc. Restricted Stock Unit Grant Agreement (Employees) (filed with the Commission as Exhibit 10.13(d) to the Company’s Form 10-K filed on February 15, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(a)    Welltower Inc. 2024-2026 Long-Term Incentive Program (filed with the Commission as Exhibit 10.1 to the Company's Form 10-Q filed on April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.14(b)    Form of Welltower Inc. 2024-2026 Long-Term Incentive Program Award Agreement (filed with the Commission as Exhibit 10.2 to the Company's Form 10-Q filed on April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.15    Welltower Inc. 2022 Employee Stock Purchase Plan (filed with the Commission as Exhibit 10.3 to the Form 8-K12B filed on April 1, 2022 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(a)    Welltower OP LLC Profits Interests Plan (filed with the Commission as Exhibit 10.17(a) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(b)    Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (LTIP Exchange Equity Award) (filed with the Commission as Exhibit 10.17(b) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(c)    Form of Welltower OP LLC Profits Interests Plan Performance LTIP Unit Agreement (LTIP Exchange Equity Award) (filed with the Commission as Exhibit 10.17(c) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(d)    Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (Option Unit Replacement Equity Award) (filed with the Commission as Exhibit 10.17(d) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(e)    Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (Option Unit Replacement Equity Award for 2021 Special Stock Option Grant) (filed with the Commission as Exhibit 10.17(e) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(f)    Form of Welltower OP LLC Profits Interests Plan Outperformance LTIP Unit Agreement (Outperformance Exchange Equity Award) (filed with the Commission as Exhibit 10.17(f) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(g)    Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (LTIP Exchange Equity Award) (Non-Employee Directors) (filed with the Commission as Exhibit 10.17(g) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*

10.16(h)    Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (filed with the Commission as Exhibit 10.17(h) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(i)     Form of Welltower OP LLC Profits Interests Plan Time-Based LTIP Unit Agreement (Non-Employee Directors) (filed with the Commission as Exhibit 10.17(i) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(j)    Form of Welltower OP LLC Profits Interests Plan Performance LTIP Unit Agreement (filed with the Commission as Exhibit 10.17(j) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(k)    Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (filed with the Commission as Exhibit 10.17(k) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(l)    Form of Welltower OP LLC Profits Interest Plan Vested Deferred LTIP Unit Agreement (Non-Employee Director) (filed with the Commission as Exhibit 10.17(n) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.16(m) Form of Welltower OP LLC Profits Interests Plan Option Unit Agreement (filed with the Commission as Exhibit 10.3 to the Company's Form 10-Q filed on April 30, 2024 (File No. 001-08923), and incorporated herein by reference thereto).*
10.17    Form of Accrued Dividend Cash Award Agreement (filed with the Commission as Exhibit 10.17(l) to the Company's Form 10-K filed on February 21, 2023 (File No. 001-08923), and incorporated herein by reference thereto).*
10.18    Registration Rights Agreement, dated as of May 11, 2023, by and among the Company, Welltower OP LLC and the initial purchasers party thereto (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed on May 11, 2023 (File No. 001-08923), and incorporated herein by reference thereto).
10.19    Registration Rights Agreement, dated as of July 11, 2024, by and among the Company, Welltower OP LLC and the initial purchasers party thereto (filed with the Commission as Exhibit 10.1 to the Company's Form 8-K filed on July 11, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
10.20     Equity Distribution Agreement, dated as of October 29, 2024, among the Company, Welltower OP LLC, the sales agents and the related forward purchasers (filed with the Commission as Exhibit 1.1 to the Company's Form 8-K filed on October 29, 2024 (File No. 001-08923), and incorporated herein by reference thereto).
19     Insider Trading Policy.
21    Subsidiaries of the Company.
22    List of Subsidiary Issuers and Guaranteed Securities.
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104    The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

*	Management Contract or Compensatory Plan or Arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  February 12, 2025

WELLTOWER INC.
By:	/s/ Shankh Mitra
Shankh Mitra,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 12, 2025 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kenneth J. Bacon **	/s/ Johnese M. Spisso **
Kenneth J. Bacon, Chairman and Director	Johnese M. Spisso, Director

/s/ Karen B. DeSalvo **	/s/ Kathryn M. Sullivan **
Karen B. DeSalvo, Director	Kathryn M. Sullivan, Director

/s/ Andrew Gundlach	/s/ Shankh Mitra **
Andrew Gundlach, Director	Shankh Mitra, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Dennis G. Lopez **	/s/ Timothy G. McHugh **
Dennis G. Lopez, Director	Timothy G. McHugh, Co-President & Chief Financial Officer
(Chief Financial Officer)

/s/ Ade J. Patton **	/s/ Joshua T. Fieweger**
Ade J. Patton, Director	Joshua T. Fieweger, Chief Accounting Officer
(Principal Accounting Officer)

/s/ Sergio D. Rivera **	**By: /s/ Shankh Mitra
Sergio D. Rivera, Director	Shankh Mitra, Attorney-in-Fact

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Aberdeen, UK	$—	$—	$4,155	$90	$—	$4,245	$554	2024	2008	North Deeside Road
Adderbury, UK	—	2,193	12,833	57	2,104	12,979	2,731	2015	2017	Banbury Road
Adrian, MI	—	1,171	4,785	425	1,181	5,200	966	2022	2015	2625 N Adrian Highway
Aiken, SC	—	2,256	21,496	1,707	2,256	23,203	2,011	2023	2018	530 Benton House Way
Akron, OH	—	—	—	6,250	991	5,259	297	2021	2016	3522 Commercial Drive
Albertville, AL	—	170	6,203	2,897	176	9,094	3,759	2010	1999	151 Woodham Drive
Albuquerque, NM	21,112	3,847	29,821	25	3,847	29,846	761	2024	2016	10700 Fineland Drive
Alexandria, VA	—	8,280	50,914	1,394	8,305	52,283	9,558	2016	2018	5550 Cardinal Place
Alexandria, VA	—	—	—	61,099	8,700	52,399	4,037	2018	2021	400 N Washington Street
Alexandria, VA	—	12,168	21,210	17,853	12,439	38,792	11,842	2021	1972	5100 Fillmore Avenue
Allegan, MI	—	858	6,252	141	863	6,388	748	2022	2008	620 Ely Street
Allen, TX	—	—	—	5,017	5,017	—	—	2021	1900	Bossy Boots Drive
Allentown, PA	—	1,821	10,405	173	1,821	10,578	936	2024	1900	1263 S Cedar Crest Boulevard
Alma, MI	—	1,267	6,543	1,108	1,370	7,548	1,178	2020	2009	1320 Pine Avenue
Altrincham, UK	—	3,157	18,735	9,637	4,297	27,232	9,641	2012	2009	295 Hale Road
Amarillo, TX	—	719	11,591	1,394	754	12,950	2,688	2021	1985	4707 Bell Street
Amarillo, TX	—	1,273	11,791	74	1,273	11,865	2,756	2022	2015	1610 Research Street
Ames, IA	—	330	8,870	3,187	338	12,049	3,801	2010	1999	1325 Coconino Road
Amherst, NY	10,148	1,233	11,429	267	1,170	11,759	2,733	2019	2013	1880 Sweet Home Road
Amherstview, ON	—	435	4,085	1,094	467	5,147	1,683	2015	1974	4567 Bath Road
Angmering, UK	—	3,518	18,957	5	3,518	18,962	105	2024	1900	2 Shepherds View
Anjou, QC	13,081	12,683	53,160	16,252	13,577	68,518	12,888	2022	2005	6923 Boulevard des Galeries d'Anjou
Ankeny, IA	—	1,129	10,270	571	1,164	10,806	2,842	2016	2012	1275 SW State Street
Ankeny, IA	—	2,518	13,350	1,567	2,547	14,888	2,530	2022	2018	1225 SW 28th Street
Anna, TX	—	—	—	997	219	778	4	2022	1900	1029 W White Street
Apple Valley, CA	—	480	16,639	7,124	486	23,757	9,360	2010	1999	11825 Apple Valley Road
Arcadia, CA	—	13,658	—	—	13,658	—	—	2024	1900	1150 Colorado Boulevard
Arlington, WA	32,159	3,169	47,319	2	3,169	47,321	429	2024	2020	3721 169th Street NE
Arlington, TX	—	1,660	37,395	8,437	1,660	45,832	19,134	2012	2000	1250 W Pioneer Parkway
Arlington, TX	—	894	13,003	2,941	1,023	15,815	2,438	2021	1996	2315 Little Road
Arlington, TX	—	2,112	14,785	144	2,112	14,929	1,361	2024	2016	3424 Interstate 20 W
Arlington, VA	—	8,385	31,198	19,600	8,411	50,772	23,346	2017	1992	900 N Taylor Street
Arlington, VA	—	—	2,338	8,523	208	10,653	2,912	2018	1992	900 N Taylor Street
Armadale by Whitburn, UK	—	—	425	8	—	433	15	2024	2000	Tippethill House Hospital
Arnprior, ON	—	757	6,037	667	764	6,697	2,549	2013	1991	15 Arthur Street
Ashford, UK	—	—	713	22	—	735	86	2024	2002	College Way
Ashford, UK	—	—	3,435	30	—	3,465	455	2024	2019	Kennington Road

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Seniors Housing Operating:
Athens, GA	—	12,793	43,562	—	12,793	43,562	810	2024	2019	805 Zelkova Ridge
Atlanta, GA	—	2,058	14,914	6,539	2,080	21,431	15,600	1997	1999	1460 S Johnson Ferry Road NE
Atlanta, GA	—	2,100	20,603	3,084	2,206	23,581	8,256	2014	2000	1000 Lenox Park Boulevard NE
Auburn, NY	9,384	1,176	14,371	998	1,183	15,362	1,874	2022	2014	138 Standart Avenue
Augusta, GA	—	1,590	15,228	1,312	1,590	16,540	1,642	2023	2015	204 Frazier Court
Austin, TX	—	880	9,520	5,610	885	15,125	9,064	1999	1998	12429 Scofield Farms Drive
Austin, TX	—	1,560	21,413	3,506	1,574	24,905	7,189	2014	2013	11330 Farrah Lane
Austin, TX	—	4,200	74,850	4,302	4,200	79,152	21,641	2015	2014	4310 Bee Caves Road
Austin, TX	—	4,832	20,631	1,797	4,877	22,383	4,989	2021	1989	11279 Taylor Draper Lane
Avon, IN	—	1,830	14,470	5,091	1,830	19,561	6,547	2010	2004	182 S County Road 550e
Bad Axe, MI	—	1,317	5,972	128	1,347	6,070	1,202	2020	2010	150 Meadow Lane
Bagshot, UK	—	3,689	22,226	15,328	5,033	36,210	16,141	2012	2009	14 - 16 London Road
Baie - Comeau, QC	—	2,731	24,175	6,672	2,578	31,000	3,313	2023	2009	1401 Boulevard Jolliet
Bakersfield, CA	—	—	—	23,393	2,822	20,571	3,230	2021	2015	4301 Buena Vista Road
Bakersfield, CA	—	1,127	15,126	4,053	1,153	19,153	3,027	2021	1988	3201 Columbus
Ballston Spa, NY	—	5,540	17,901	435	5,557	18,319	2,586	2020	2019	2000 Carlton Hollow Way
Banbury, UK	—	—	3,167	20	—	3,187	413	2024	2017	North Bar Place
Barnard Castle, UK	—	306	2,636	12	306	2,648	129	2024	2011	Market Place
Barnet, UK	—	18,985	38,013	6,181	20,502	42,677	3,607	2019	2022	Wood Street
Barnum, MN	—	—	—	111	—	111	8	2011	2001	3725 Horizon Drive
Bartlesville, OK	—	2,339	12,001	1,286	2,380	13,246	2,848	2021	2000	2633 Mission Drive SE
Basingstoke, UK	—	2,565	14,139	7,615	3,471	20,848	6,205	2014	2012	Grove Road
Basingstoke, UK	—	—	3,644	11	—	3,655	467	2024	2021	Bradley Way
Basking Ridge, NJ	—	2,356	37,710	3,444	2,467	41,043	14,593	2013	2002	404 King George Road
Bassett, UK	—	3,625	24,028	19,334	4,946	42,041	19,552	2013	2006	111 Burgess Road
Bath, UK	—	2,631	11,589	875	2,642	12,453	2,637	2015	2017	Clarks Way, Rush Hill
Baton Rouge, LA	12,930	790	29,436	2,337	955	31,608	11,365	2013	2009	9351 Siegen Lane
Baton Rouge, LA	—	1,605	6,717	759	1,693	7,388	1,388	2021	1989	8680 Jefferson Highway
Baton Rouge, LA	—	3,241	23,330	2,882	3,241	26,212	2,591	2023	2019	9394 Siegen Lane
Bay City, MI	—	1,225	6,424	611	1,246	7,014	1,303	2022	2013	3932 Monitor Road
Beaconsfield, UK	—	4,140	37,899	17,858	5,648	54,249	19,028	2013	2009	30-34 Station Road
Beaconsfield, QC	—	899	13,683	3,455	1,175	16,862	6,450	2013	2008	505 Elm Avenue
Beaver, PA	—	1,189	13,240	216	1,189	13,456	1,143	2020	2022	1195 Western Avenue
Beavercreek, OH	6,184	1,007	11,274	20	1,018	11,283	2,027	2019	2020	2475 Lillian Lane
Beckenham, UK	—	1,062	24,979	29,550	20,303	35,288	3,732	2019	2021	2 Roman Way
Bedford, NH	18,024	3,565	29,929	1,933	3,575	31,852	3,814	2022	2017	43 Technology Drive
Bee Cave, TX	—	1,820	21,084	3,618	1,838	24,684	5,831	2016	2014	14058 A Bee Cave Parkway
Bellevue, WA	—	2,800	19,004	4,526	2,889	23,441	9,480	2013	1998	15928 NE 8th Street
Bellevue, WA	—	—	—	41,977	6,259	35,718	2,994	2019	2022	15241 NE 20th Street
Bellevue, WA	—	6,307	9,632	3,334	6,408	12,865	1,643	2021	1990	13350 SE 26th Street
Bellevue, WA	—	20,170	44,232	2,333	20,170	46,565	14,366	2021	1986	919 109th Avenue NE
Bellingham, WA	—	1,500	19,861	5,084	1,507	24,938	10,078	2010	1996	4415 Columbine Drive
Bellingham, WA	—	1,290	16,292	2,764	1,290	19,056	3,766	2020	1999	848 W Orchard Drive
Bellingham, WA	26,882	4,451	42,778	21	4,451	42,799	1,017	2024	2015	3930 Affinity Lane
Belmont, CA	—	—	35,300	4,190	188	39,302	14,447	2013	2002	1010 Alameda de Las Pulgas
Berea, OH	—	1,658	12,791	127	1,658	12,918	1,336	2020	2022	125 Sheldon Road
Bethel Park, PA	14,721	1,666	12,977	170	1,626	13,187	2,783	2019	2019	631 McMurray Road
Bethel Park, PA	—	3,476	12,787	3,626	3,486	16,403	2,883	2021	1998	2960 Bethel Church Road
Bethesda, MD	—	—	45,309	4,376	3	49,682	17,080	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	—	70,140	3,532	66,608	10,202	2016	2018	4925 Battery Lane
Bethesda, MD	—	—	45	2,438	—	2,483	1,004	2013	2009	8300 Burdett Road
Bethesda, MD	—	—	212	657	—	869	577	2013	2009	8300 Burdett Road
Beverley, UK	—	3,848	22,590	100	3,848	22,690	194	2024	2022	Keldgate
Beverly, MA	—	5,879	10,378	20,734	5,879	31,112	1,922	2021	1900	1 Essex Street
Billingham, UK	—	—	2,004	8	—	2,012	246	2024	2004	Marsh House Avenue
Billings, MT	19,635	1,826	29,634	11	1,826	29,645	725	2024	2014	4215 Montana Sapphire Drive
Birmingham, MI	—	3,110	21,512	3,049	3,110	24,561	3,425	2023	2018	2400 E Lincoln Street
Blaine, MN	—	—	—	11,813	1,780	10,033	432	2021	2016	11748 Ulysses Lane NE
Blainville, QC	—	1,625	6,967	4,236	2,085	10,743	3,852	2013	2008	50 Des Chateaux Boulevard
Bloomfield Hills, MI	—	2,000	35,662	2,505	2,204	37,963	13,381	2013	2009	6790 Telegraph Road
Blue Springs, MO	—	3,995	31,501	17,127	4,920	47,703	3,708	2023	2015	550 NE Napoleon Drive
Boca Raton, FL	32,270	6,565	111,247	48,525	7,278	159,059	47,856	2018	1994	6343 Via De Sonrise Del Sur
Boise, ID	—	1,391	16,067	7,391	2,224	22,625	6,165	2019	1999	10250 W Smoke Ranch Drive
Boise, ID	—	1,625	10,468	439	1,626	10,906	2,158	2021	1984	7250 Poplar Street
Boise, ID	—	—	—	12,040	12,040	—	—	2022	1900	8373 Victory Road
Boise, ID	—	3,176	27,030	39	3,176	27,069	639	2024	2012	13626 W Baldcypress Street
Bolingbrook, IL	—	3,568	25,211	4,268	3,568	29,479	4,424	2023	2018	370 N Weber Road
Bossier City, LA	—	2,009	31,198	161	2,009	31,359	3,208	2021	2018	2000 Blake Boulevard
Boston, MA	—	3,456	19,227	19,617	5,653	36,647	2,415	2023	1994	1190 Adams Street
Bothell, WA	—	1,350	13,439	7,832	1,350	21,271	8,919	2015	1988	10605 NE 185th Street
Boulder, CO	—	2,994	27,458	3,647	3,246	30,853	12,667	2013	2003	3955 28th Street
Bournville, UK	—	—	—	15,270	1,502	13,768	3,211	2015	2016	47 Bristol Road S
Boynton Beach, FL	—	—	—	36,313	3,775	32,538	2,109	2018	2020	10605 Jog Road
Bracknell, UK	—	—	4,092	77	—	4,169	536	2024	2020	Warfield Road
Bradenton, FL	—	480	9,953	455	480	10,408	3,416	2012	2000	2800 60th Avenue W
Bradenton, FL	—	4,664	11,202	2,337	4,692	13,511	3,092	2021	1987	1055 301 Boulevard E
Braintree, MA	—	—	41,290	2,298	261	43,327	15,620	2013	2007	618 Granite Street
Bramhall, UK	—	3,250	18,609	9,430	4,433	26,856	10,219	2013	2008	1 Dairyground Road
Brampton, ON	—	9,324	54,858	5,967	9,855	60,294	18,371	2015	2009	100 Ken Whillans Drive
Brandon, MS	—	1,220	10,241	3,997	1,220	14,238	5,472	2010	1999	140 Castlewoods Boulevard
Brea, CA	—	6,302	80,468	3,165	6,302	83,633	7,749	2022	2013	460 S La Floresta Drive
Bremerton, WA	—	2,417	22,627	4,347	2,417	26,974	5,371	2020	1999	966 Oyster Bay Court
Brentwood, CA	—	4,602	32,594	6,102	4,602	38,696	6,261	2022	2007	150 Cortona Way
Brentwood, UK	—	8,412	45,198	3,697	8,664	48,643	11,193	2016	2013	London Road
Brick, NJ	—	1,170	17,372	2,757	1,327	19,972	7,912	2010	1998	515 Jack Martin Boulevard
Brick, NJ	—	690	17,125	6,880	817	23,878	8,090	2010	1999	1594 Route 88
Bridgewater, NJ	—	1,730	48,201	4,998	1,917	53,012	19,215	2010	1999	2005 Route 22 W
Broadview Heights, OH	14,611	1,567	20,541	2,503	1,586	23,025	4,069	2022	2016	9500 Broadview Road
Brockport, NY	—	1,500	23,496	4,381	1,642	27,735	9,889	2015	1999	90 West Avenue
Brockton, MA	—	2,682	35,075	410	2,682	35,485	2,270	2024	1900	35 Christy's Place
Brockville, ON	—	445	6,840	1,210	472	8,023	2,456	2015	1996	1026 Bridlewood Drive
Bromsgrove, UK	—	639	21,659	30	639	21,689	431	2024	2018	Recreation Road
Brookfield, WI	—	1,300	12,830	1,929	1,300	12,789	4,164	2012	2013	1105 Davidson Road
Brookline, MA	—	—	—	164,400	16,502	147,898	369	2019	1900	123 Fisher Avenue
Brookline, MA	—	3,799	—	—	3,799	—	—	2019	1900	125 Holland Road
Broomfield, CO	—	4,140	44,547	17,266	10,956	54,997	29,747	2013	2009	400 Summit Boulevard
Broomfield, CO	—	—	—	29,202	2,566	26,636	3,913	2016	2018	12600 Lowell Boulevard
Brossard, QC	6,946	5,029	29,129	3,858	5,183	32,833	11,862	2015	1989	2455 Boulevard Rome
Brunswick, OH	—	1,460	17,974	1,155	1,474	19,115	2,747	2022	2018	3430 Brunswick Lake Parkway
Buffalo, NY	6,724	1,117	11,022	827	1,117	11,849	1,514	2022	2011	100 Weiss Avenue
Buffalo Grove, IL	—	2,850	49,129	5,802	2,850	54,931	20,443	2012	2003	500 McHenry Road
Burbank, CA	—	4,940	43,466	7,752	4,940	51,218	19,525	2012	2002	455 E Angeleno Avenue
Burbank, CA	—	3,610	50,817	8,810	3,610	59,627	14,375	2016	1985	2721 Willow Street
Burke, VA	—	—	—	53,058	2,616	50,442	7,824	2016	2018	9617 Burke Lake Road
Burleson, TX	—	3,150	10,437	923	3,150	11,360	3,303	2012	2014	621 Old Highway 1187
Burleson, TX	—	7,656	14,988	—	7,656	14,988	662	2024	2023	1001 W Golden Lane
Burlingame, CA	—	—	62,786	805	—	63,591	15,153	2016	2015	1818 Trousdale Avenue
Burlington, MA	—	2,443	34,354	3,312	2,615	37,494	13,663	2013	2005	24 Mall Road
Burlington, WA	—	877	15,030	1,966	877	16,996	3,877	2019	1999	410 S Norris Street
Burlington, WA	—	768	7,622	2,311	768	9,933	2,429	2019	1996	112 / 210 N Skagit Street
Bury St Edmunds, UK	—	—	2,769	103	—	2,872	367	2024	2014	Shakers Lane
Bury St Edmunds, UK	—	—	3,771	140	—	3,911	498	2024	2016	Glastonbury Road
Bushey, UK	—	12,197	35,065	1,753	12,457	36,558	7,071	2015	2018	Elton House, Elton Way
Buzzards Bay, MA	—	3,424	28,854	2,070	3,636	30,712	1,654	2022	2023	13 Kendall Rae Place
Calgary, AB	8,283	2,566	37,831	4,680	2,704	42,373	14,619	2013	1998	80 Edenwold Drive NW
Calgary, AB	15,670	3,152	26,627	4,987	3,287	31,479	10,201	2013	1989	9229 16th Street SW
Calgary, AB	—	2,214	34,143	5,799	2,306	39,850	11,355	2015	2006	2220 162nd Avenue SW
Camberley, UK	—	9,799	38,483	712	9,791	39,203	8,230	2016	2017	Pembroke Broadway
Camberley, UK	—	2,615	5,651	15,053	4,774	18,545	4,313	2014	2016	Fernhill Road
Camberley, UK	—	—	—	3,405	676	2,729	592	2014	2017	Fernhill Road
Cambridge, UK	—	1,842	23,073	21	1,842	23,094	578	2024	2021	442 Bullen Close
Camillus, NY	13,404	1,249	7,360	5,622	2,116	12,115	2,993	2019	2016	3877 Milton Avenue
Canton, OH	—	709	8,608	969	720	9,566	1,608	2023	1997	181 Applegrove Street NE
Canton, MI	—	968	8,523	411	971	8,931	1,210	2022	2017	445 N Lotz Road
Cape Coral, FL	—	760	18,868	1,317	760	20,185	6,576	2012	2009	831 Santa Barbara Boulevard
Cardiff, UK	—	2,374	9,347	10,241	3,231	18,731	7,489	2013	2007	127 Cyncoed Road
Cardiff, UK	—	1,690	20,496	28	1,690	20,524	310	2024	2023	Ty-Draw Road
Cardiff by the Sea, CA	—	5,880	64,711	7,857	5,880	72,568	29,384	2011	2009	3535 Manchester Avenue
Carmel, IN	—	2,222	31,004	1,050	2,233	32,043	3,663	2021	2018	13390 N Illinois Street
Carmel, IN	—	2,766	53,419	986	2,794	54,377	8,428	2021	2017	689 Pro-Med Lane
Carmel, CA	—	2,894	22,393	117	2,894	22,510	1,544	2024	1900	26245 Carmel Rancho Boulevard
Carmichael, CA	22,244	739	7,698	37,722	2,440	43,719	8,258	2019	2014	4717 Engle Road
Caro, MI	—	614	4,366	407	614	4,773	867	2022	2009	1430 Cleaver Road
Carol Stream, IL	—	1,730	55,048	9,110	1,730	64,158	23,300	2012	2001	545 Belmont Lane
Carrollton, TX	—	4,280	31,444	2,261	4,280	33,705	9,942	2013	2010	2105 N Josey Lane
Carrollton, GA	—	2,537	9,159	2,432	2,537	11,591	2,878	2021	1996	150 Cottage Lane
Carson City, NV	—	1,601	23,542	1,474	1,602	25,015	2,428	2021	1986	2120 E Long Street
Cary, NC	—	740	45,240	1,506	742	46,744	15,648	2013	2009	1206 W Chatham Street
Cary, NC	—	6,112	70,008	11,990	6,281	81,829	21,251	2018	1999	300 Kildaire Woods Drive
Cedar Falls, IA	—	1,259	9,930	895	1,293	10,791	2,176	2021	1997	2603 Orchard Drive
Cedar Hill, TX	—	1,971	24,590	62	1,971	24,652	3,066	2020	2020	1240 E Pleasant Run Road
Cedar Park, TX	—	1,750	15,664	2,853	1,750	18,517	4,491	2016	2015	800 C-bar Ranch Trail
Cerritos, CA	—	—	27,494	11,819	—	39,313	13,480	2016	2002	11000 New Falcon Way
Charleston, IL	—	552	810	51	552	861	479	2021	2001	300 Lincoln Highway Road
Charleston, SC	—	2,912	19,817	3,267	2,915	23,081	3,193	2021	2005	1451 Tobias Gadson Boulevard
Charlotte, NC	—	4,799	42,734	3,700	4,833	46,400	3,839	2023	2020	9246 Highland Creek Parkway
Charlotte, NC	—	4,881	44,553	29,559	6,517	72,476	5,050	2023	2015	10225 Old Ardrey Kell Road
Charlotte, NC	—	10,383	55,090	9	10,383	55,099	1,336	2024	2023	5306 Acadia Heights Drive
Charlotte, NC	—	—	—	95,033	17,902	77,131	2,657	2021	1900	1133 Harding Place
Charlotte, NC	—	5,279	19,325	1,442	5,309	20,737	2,510	2021	1987	5512 Carmel Road
Charlottesville, VA	—	4,651	91,468	23,039	5,287	113,871	22,994	2018	1991	2600 Barracks Road
Charlottesville, VA	—	2,542	40,746	210	2,542	40,956	3,867	2021	2019	250 Nichols Court
Charlottesville, VA	—	3,910	48,503	234	3,910	48,737	1,311	2024	2022	343 Archer Avenue
Chatham, ON	—	1,004	11,396	4,189	1,126	15,463	4,806	2015	1965	25 Keil Drive N
Chattanooga, TN	—	3,373	15,791	1,270	3,374	17,060	3,615	2021	1998	7511 Shallowford Road
Chattanooga, TN	—	2,085	11,837	1,245	2,106	13,061	4,596	2021	1999	1148 Mountain Creek Road
Chelmsford, MA	—	1,040	10,951	7,399	1,131	18,259	7,983	2003	1997	4 Technology Drive
Chelmsford, MA	—	2,364	33,143	3,476	2,421	36,562	5,559	2021	1995	20 Summer Street
Chelmsford, UK	—	—	7,237	13	—	7,250	850	2024	2010	Manor Road
Chelsea, UK	—	—	1,139	59	—	1,198	126	2024	2008	9 Nightingale Place
Cheltenham, UK	—	—	4,192	24	—	4,216	550	2024	2014	Saint Georges Road
Chertsey, UK	—	8,589	23,242	5,292	9,390	27,733	6,182	2015	2018	Parklands Drive
Chesapeake, VA	—	2,214	22,566	3,027	2,285	25,522	4,679	2021	2004	933 Cedar Road
Chesire, UK	—	2,814	34,627	175	2,814	34,802	826	2024	2015	Manchester Road
Chester, UK	—	1,220	2,670	155	1,220	2,825	258	2024	1994	Valley Drive
Chester, UK	—	—	3,574	3	—	3,577	472	2024	2020	93 Chester Road
Chesterfield, MO	—	1,857	48,366	2,646	1,946	50,923	17,463	2013	2001	1880 Clarkson Road
Chesterfield, VA	—	3,817	31,544	3,441	3,823	34,979	4,255	2023	2021	11210 Robious Road
Chesterton, IN	—	2,980	37,614	1,623	3,054	39,163	6,492	2020	2019	700 Dickinson Road
Chichester, UK	—	—	3,806	38	—	3,844	487	2024	2021	Grosvenor Road
Chico, CA	—	1,780	14,754	2,863	1,939	17,458	3,209	2021	1984	2801 Cohasset
Chingford, UK	—	2,483	7,978	4,076	3,168	11,369	3,268	2014	2012	71 Hatch Lane
Chorleywood, UK	—	4,192	32,126	18,918	5,702	49,534	19,792	2013	2007	High View, Rickmansworth Road
Chula Vista, CA	—	4,217	31,866	236	4,217	32,102	6,270	2021	2018	1290 Santa Rosa Drive
Chula Vista, CA	—	2,072	22,163	3,011	2,216	25,030	8,913	2013	2003	3302 Bonita Road
Church Crookham, UK	—	1,943	10,661	5,744	2,629	15,719	5,102	2014	2014	2 Bourley Road
Cincinnati, OH	10,322	1,750	11,287	296	1,792	11,541	2,201	2019	2019	732 Clough Pike Road
Cincinnati, OH	—	1,606	3,994	349	1,606	4,343	1,933	2021	1998	4650 E Galbraith Road
Cincinnati, OH	—	3,345	52,867	1,874	3,352	54,734	11,971	2021	1986	8135 Beechmont Avenue
Cirencester Street, UK	—	—	822	61	—	883	35	2024	1999	Cirencester Street
Citrus Heights, CA	—	2,300	31,876	5,342	2,300	37,218	15,283	2010	1997	7418 Stock Ranch Road
Clackamas, OR	—	1,240	3,920	1,343	1,240	5,263	1,311	2021	1999	14370 SE Oregon Trail Drive
Clacton-on-Sea, UK	—	1,422	3,849	15	1,422	3,864	236	2024	1992	Holland Road
Claremont, CA	—	2,430	9,928	4,185	2,553	13,990	5,523	2013	2001	2053 N Towne Avenue
Clay, NY	11,981	1,316	10,734	1,048	1,395	11,703	2,794	2019	2014	8547 Morgan Road
Clearwater, FL	—	1,727	4,903	756	1,748	5,638	1,035	2021	1985	1100 Ponce De Leon Boulevard
Cleburne, TX	—	520	5,369	2,027	520	7,396	2,903	2006	2007	402 S Colonial Drive
Cleburne, TX	—	1,113	10,560	110	1,113	10,670	2,487	2022	2015	902 Walter P. Holliday Drive
Cloquet, MN	—	340	4,660	545	389	5,156	1,780	2011	2006	705 Horizon Circle
Cloquet, MN	—	—	—	111	—	111	8	2011	2002	1909 Tall Pine Lane
Close, UK	—	—	224	68	—	292	10	2024	2005	24 Invermead Close
Cobham, UK	—	—	474	104	—	578	41	2024	1990	Hogshill Lane
Coeur d'Alene, ID	10,104	4,359	21,700	28	4,359	21,728	572	2024	2013	3594 N Cederblom Street
Cohasset, MA	—	2,485	26,147	3,825	2,576	29,881	11,228	2013	1998	125 King Street
Colchester, UK	—	1,520	5,641	22	1,520	5,663	288	2024	1993	Oaks Place Mile End Road
Colleyville, TX	—	1,050	17,082	138	1,050	17,220	3,726	2016	2013	8100 Precinct Line Road
Collierville, TN	—	—	—	42,373	2,358	40,015	4,762	2019	2020	691 S Byhalia Road
Colorado Springs, CO	—	800	14,756	2,579	1,045	17,090	6,639	2013	2001	2105 University Park Boulevard
Colorado Springs, CO	—	1,142	15,510	2,039	1,167	17,524	1,821	2021	1985	5820 Flintridge Drive
Colorado Springs, CO	23,687	4,201	32,999	7	4,201	33,006	860	2024	2015	3755 Tutt Boulevard
Columbia Heights, MN	—	825	14,175	456	861	14,595	4,997	2011	2009	3807 Hart Boulevard
Columbus, IN	—	610	3,190	1,583	610	4,773	1,468	2010	1998	2564 Fox Pointe Drive
Columbus, IN	—	1,593	12,186	2,040	1,600	14,219	2,837	2021	2000	3660 Central Avenue
Columbus, OH	—	916	7,112	294	925	7,397	995	2022	2017	2920 Snouffer Road
Columbus, OH	12,212	1,547	17,126	1,374	1,555	18,492	2,758	2022	2015	2870 Snouffer Road
Concord, NH	—	2,825	21,636	1,536	2,825	23,172	2,989	2022	2017	23 Triangle Park Drive
Conroe, TX	—	980	7,771	3,495	980	11,266	3,774	2009	2010	903 Longmire Road
Conroe, TX	—	1,440	6,136	56	1,440	6,192	1,466	2022	2013	608 Conroe Medical Drive
Conyers, GA	—	3,149	40,390	—	3,149	40,390	470	2024	2022	2021 Old Covington Highway SE
Conyers, GA	—	1,609	18,585	—	1,609	18,585	218	2024	2024	2146 Miller Chapel Road SE
Coos Bay, OR	—	864	7,971	1,515	864	9,486	2,298	2020	1996	192 Norman Avenue
Coos Bay, OR	—	1,792	9,852	1,850	1,792	11,702	3,186	2020	2006	1855 Ocean Boulevard SE
Coppell, TX	—	1,550	8,386	953	1,550	9,339	3,118	2012	2013	1530 E Sandy Lake Road
Copthorne, UK	—	4,096	29	55	4,096	84	—	2024	1900	Borers Arms Road
Coquitlam, BC	5,741	2,194	17,690	9,506	2,967	26,423	9,911	2013	1990	1142 Dufferin Street
Coral Gables, FL	—	—	—	7	—	7	—	2019	1900	1000 Ponce de Leon Boulevard
Covington, WA	27,755	2,221	41,467	13	2,221	41,480	935	2024	2016	27431 172nd Avenue SE
Cranberry Township, PA	—	3,867	66,930	16	3,867	66,946	746	2024	2021	3020 Fairport Lane
Crewe, UK	—	3,810	7,946	32	3,810	7,978	401	2024	2005	Victoria Avenue
Crowborough, UK	—	—	3,993	9	—	4,002	530	2024	2011	Beacon Road
Crowley, TX	—	2,955	9,908	7,152	4,432	15,583	636	2023	1900	4227 Tobin Drive
Croydon, UK	—	—	358	—	—	358	13	2024	2011	1 Milne Park West
Croydon, UK	—	—	433	—	—	433	15	2024	2011	122-124 Selhurst Road
Crystal Lake, IL	—	875	12,461	2,692	1,036	14,992	6,245	2013	2001	751 E Terra Cotta Avenue
Crystal Lake, IL	—	7,643	39,687	4,576	7,567	44,339	11,972	2021	1988	965 N Brighton Circle
Crystal Lake, IL	—	217	—	—	217	—	—	2021	1900	965 N Brighton Circle
Cuyahoga Falls, OH	—	592	2,804	758	599	3,555	974	2022	2012	1691 Queens Gate Circle
Cuyahoga Falls, OH	6,041	1,301	8,715	240	1,313	8,943	836	2023	2004	1695 Queens Gate Circle
Cuyahoga Falls, OH	—	2,805	38,415	17	2,805	38,432	482	2024	2023	4344 Wyoga Lake Road
Cypress, TX	—	2,145	14,552	105	2,145	14,657	3,358	2022	2015	17935 Longenbaugh Road
Dallas, TX	—	6,330	114,794	5,254	6,330	120,048	34,002	2015	2013	3535 N Hall Street
Dallas, TX	—	4,119	21,689	8,124	4,865	29,067	2,834	2023	1999	5585 Caruth Haven Lane
Dana Point, CA	—	7,711	54,255	1,392	5,508	57,850	9,735	2021	1994	25411 Sea Bluffs Drive
Danville, IN	—	2,236	28,757	8,724	2,266	37,451	4,074	2021	2021	200 S Arbor Lane
Dardenne Prairie, MO	—	1,309	11,507	1,275	1,309	12,782	1,917	2021	2010	1030 Barathaven Boulevard
Darlington, UK	—	—	—	103	—	103	4	2024	2011	22-28 Trinity Road
Daytona Beach, FL	—	5,758	27,189	31	5,758	27,220	1,074	2024	2023	1017 Wicker Way
Decatur, GA	—	1,098	15,302	3,518	1,158	18,760	4,301	2021	1987	341 Winn Way
Decatur, GA	—	1,946	26,575	3,202	1,951	29,772	11,349	2013	1998	920 Clairemont Avenue
Delaware, OH	—	1,919	26,250	365	1,941	26,593	2,451	2022	2020	90 Burr Oak Drive
Denton, TX	—	1,760	8,305	1,036	1,760	9,341	3,515	2010	2011	2125 Brinker Road
Denton, TX	—	—	—	26,965	5,040	21,925	1,654	2021	2022	1509 Canvas Way
Denton, TX	—	4,542	10,018	54	4,542	10,072	819	2021	2023	2028 Ladera Lane
Denton, TX	—	9,333	23,667	150	9,333	23,817	834	2024	2014	1252 Good Lane
Denton, TX	—	—	—	7,448	2,322	5,126	79	2021	2023	2028 Ladera Lane
Denver, CO	—	1,638	11,677	14,263	1,450	14,945	9,322	2012	1997	4901 S Monaco Street
Denver, CO	—	2,910	35,838	10,185	2,910	46,023	19,074	2012	2007	8101 E Mississippi Avenue
Denver, CO	—	1,533	9,221	112,077	5,445	117,386	25,007	2019	2014	1500 Little Raven Street
Denver, CO	—	1,989	21,556	1,685	1,996	23,234	3,990	2020	2017	2979 Uinta Street
Des Moines, IA	—	1,196	9,629	2,430	1,383	11,872	2,261	2021	1990	4610 Douglas Avenue
Dix Hills, NY	—	3,808	39,014	3,685	4,133	42,374	15,458	2013	2003	337 Deer Park Road
Dollard-des-ormeaux, QC	—	1,532	11,294	3,301	1,934	14,193	5,937	2013	2008	4377 Saint-Jean Boulevard
Dorking, UK	—	—	624	46	—	670	69	2024	2002	Spook Hill
Dowagiac, MI	—	825	1,778	144	841	1,906	540	2020	2006	29601 Amerihost Drive
Dresher, PA	8,380	1,900	10,664	1,496	1,925	12,135	5,583	2013	2006	1650 Susquehanna Road
Drummondville, QC	—	5,499	51,847	10,177	5,340	62,183	4,408	2023	2007	400 Rose-Ellis Street
Dublin, OH	—	1,169	25,345	701	1,186	26,029	6,594	2016	2015	4175 Stoneridge Lane
Dublin, OH	—	3,688	23,035	1,120	3,717	24,126	3,059	2022	2017	4050 Hawthorne Lane
Durham, NC	—	3,212	23,350	2,596	3,216	25,942	3,087	2021	1998	205 Emerald Pond Lane
Eagan, MN	—	2,260	31,643	1,147	2,383	32,667	7,585	2015	2004	3810 Alder Avenue
Eagan, MN	32,370	1,494	34,714	17	1,494	34,731	728	2024	2018	4000 Eagan Outlets Parkway
Eagle, ID	—	4,508	18,360	799	4,534	19,133	1,356	2023	2019	1260 E Lone Creek Drive
East Amherst, NY	11,602	1,626	10,765	1,513	1,692	12,212	3,020	2019	2015	8040 Roll Road
East Grinstead, UK	—	2,237	27,698	12	2,237	27,710	715	2024	2012	Sunnyside Close
East Kilbride, UK	—	—	—	17	—	17	—	2024	2006	147 Glasgow Road
East Lansing, MI	—	3,919	19,373	2,821	3,944	22,169	4,341	2021	2000	5968 Park Lake Road
East Meadow, NY	—	69	45,991	3,043	127	48,976	17,601	2013	2002	1555 Glen Curtiss Boulevard
East Setauket, NY	—	4,920	37,354	4,125	4,986	41,413	14,661	2013	2002	1 Sunrise Drive
Eastbourne, UK	—	3,083	25,100	13,509	4,194	37,498	13,995	2013	2008	6 Upper Kings Drive
Eastcote, UK	—	73	7,938	16	73	7,954	356	2024	2000	316 Whitby Road
Edgbaston, UK	—	2,040	10,476	5,477	2,761	15,232	3,582	2014	2015	Speedwell Road
Edgbaston, UK	—	3	15,859	3,657	68	19,451	4,932	2013	2006	5 Church Road, Edgbaston
Edgewater, NJ	—	4,561	25,047	4,878	4,618	29,868	10,900	2013	2000	351 River Road
Edinburgh, UK	—	4,479	34,050	21	4,479	34,071	713	2024	2018	34 S Beechwood
Edinburgh, UK	—	—	4,862	692	—	5,554	670	2024	2013	185 Redford Road
Edinburgh, UK	—	—	3,180	24	—	3,204	423	2024	2017	2 Wakefield Avenue
Edison, NJ	—	1,892	32,314	5,272	2,167	37,311	15,357	2013	1996	1801 Oak Tree Road
Edmond, OK	—	410	8,388	595	410	8,983	3,090	2012	2001	15401 N Pennsylvania Avenue
Edmonds, WA	—	1,650	24,449	11,045	1,650	35,494	12,273	2015	1976	21500 72nd Avenue W
Edmonds, WA	—	2,891	26,413	3,455	2,905	29,854	5,427	2020	2000	180 2nd Avenue S
Edmonton, AB	5,230	1,460	27,395	4,873	1,579	32,149	11,283	2013	1999	103 Rabbit Hill Court NW
Effingham, IL	—	606	3,699	644	670	4,279	1,003	2021	1997	1101 N Maple Street
El Dorado Hills, CA	—	—	—	56,807	5,190	51,617	8,420	2017	2019	2020 Town Center West Way
Elkhorn, NE	11,409	1,846	21,426	1,523	1,810	22,985	2,695	2022	2014	3535 Piney Creek Drive
Elstree, UK	—	3,992	31,194	18,711	5,447	48,450	17,107	2012	2003	Edgwarebury Lane
Encino, CA	—	5,040	46,255	8,960	5,040	55,215	20,808	2012	2003	15451 Ventura Boulevard
Enfield, UK	—	—	12,175	47	—	12,222	63	2024	1994	69 Pennington Drive
Englishtown, NJ	—	690	12,520	4,092	882	16,420	6,652	2010	1997	49 Lasatta Avenue
Epsom, UK	—	19,864	34,294	3,722	20,458	37,422	8,859	2016	2014	450-458 Reigate Road
Epsom, UK	—	—	2,001	60	—	2,061	267	2024	2002	Longmead Road
Erie, PA	10,935	1,455	8,324	1,198	1,552	9,425	2,531	2019	2013	4400 E Lake Road
Escondido, CA	—	5,968	15,255	187	5,968	15,442	621	2024	2015	930 Monticello Drive
Esher, UK	—	4,302	35,972	20,139	5,847	54,566	21,583	2013	2006	42 Copsem Lane
Evans, GA	—	3,211	20,503	3,294	3,310	23,698	5,792	2021	1999	100 Washington Commons Drive
Evansville, IN	—	1,038	11,983	1,785	1,045	13,761	2,864	2021	1991	5050 Lincoln Avenue
Everett, WA	—	638	8,708	2,345	638	11,053	2,202	2020	1998	524 75th Street SE
Everett, WA	—	1,912	16,647	1,772	1,915	18,416	2,048	2021	1989	3915 Colby Avenue N
Eye, UK	—	—	2,548	—	—	2,548	329	2024	2015	Castleton Way
Fairfield, NJ	—	3,120	43,868	3,977	3,308	47,657	17,160	2013	1998	47 Greenbrook Road
Fairfield, IL	—	561	3,995	921	561	4,916	960	2021	1997	315 Market Street
Fairfield, CA	—	1,460	14,040	11,932	1,460	25,972	13,126	2002	1998	3350 Cherry Hills Street
Fairfield, CT	—	—	—	48,919	4,770	44,149	5,743	2017	2019	1571 Stratfield Road
Fairfield, OH	12,223	1,416	12,627	428	1,438	13,033	2,602	2019	2018	520 Patterson Boulevard
Falkirk, UK	—	—	2,491	47	—	2,538	318	2024	2006	Victoria Road
Fareham, UK	—	2,556	13,477	7,072	3,456	19,649	5,880	2014	2012	7, Parker View, Redlands Lane
Faribault, MN	—	780	11,539	683	842	12,160	2,828	2015	2003	828 1st Street NE
Farmington Hills, MI	—	1,660	20,644	43	1,660	20,687	528	2024	2022	30637 W 14 Mile Road
Ferndown, UK	—	—	3,403	18	—	3,421	445	2024	2017	110 Golf Links Road
Fishers, IN	—	1,500	14,500	4,597	1,515	19,082	6,476	2010	2000	9745 Olympia Drive
Fishers, IN	—	2,314	33,731	855	2,314	34,586	3,987	2021	2018	12950 Talblick Street
Fleet, UK	—	3,103	19,365	10,737	4,234	28,971	10,898	2013	2006	22-26 Church Road
Florence, AL	—	353	13,049	3,932	385	16,949	6,961	2010	1999	3275 County Road 47
Flossmoor, IL	—	1,292	9,496	3,182	1,377	12,593	5,577	2013	2000	19715 Governors Highway
Flower Mound, TX	—	1,800	8,414	1,392	1,800	9,806	3,472	2011	2012	4141 Long Prairie Road
Flowood, MS	—	3,147	24,350	2,568	3,147	26,918	2,629	2023	2013	350 Town Center Way
Folsom, CA	—	1,490	32,754	833	1,490	33,587	9,613	2015	2014	1574 Creekside Drive
Folsom, CA	—	2,306	10,948	2,567	2,306	13,515	2,643	2021	2010	1801 E Natoma Street
Fort Collins, CO	25,902	4,275	39,097	14	4,275	39,111	977	2024	2017	4201 Corbett Drive
Fort Wayne, IN	—	3,637	42,242	1,133	3,637	43,375	6,374	2020	2018	3715 Union Chapel Road
Fort Wayne, IN	—	—	—	23,891	1,782	22,109	8,003	2010	2008	611 W County Line Road S
Fort Worth, TX	—	2,080	27,888	23,185	2,080	51,073	17,487	2012	2001	2151 Green Oaks Road
Fort Worth, TX	—	4,179	40,328	19,953	7,166	57,294	12,422	2019	2017	3401 Amador Drive
Fort Worth, TX	—	2,538	18,909	253	2,538	19,162	3,114	2020	2020	3401 Amador Drive
Fort Worth, TX	—	2,781	23,053	491	2,781	23,544	3,676	2021	2015	8600 N Riverside Drive
Fort Worth, TX	—	1,565	15,982	—	1,565	15,960	3,667	2022	2015	3141 Dalhart Drive
Fountain Hills, AZ	—	1,408	25,645	213	1,408	25,858	1,510	2024	1900	16800 E Paul Nordin Parkway
Franklin, TN	—	5,733	15,437	3,950	5,787	19,333	4,366	2021	1999	314 Cool Springs Boulevard
Fremont, CA	—	3,400	25,300	15,353	3,456	40,597	16,886	2005	1987	2860 Country Drive
Fresno, CA	21,691	896	10,591	25,938	2,459	34,966	7,175	2019	2014	5605 N Gates Avenue
Frimley, UK	—	41	5,691	62	41	5,753	287	2024	2003	Burleigh Road
Frome, UK	—	2,040	11,109	5,790	2,761	16,178	4,767	2014	2012	Welshmill Lane
Fulham, UK	—	—	576	31	—	607	73	2024	2005	25 Farm Lane
Fullerton, CA	—	1,964	19,989	4,281	1,998	24,236	8,414	2013	2008	2226 N Euclid Street
Fullerton, CA	—	1,801	6,195	2,395	1,801	8,590	1,618	2021	1987	1510 E Commonwealth Avenue
Fullerton, CA	—	6,739	54,075	936	6,751	54,999	6,415	2022	2021	433 W Bastanchury Road
Gahanna, OH	—	772	11,214	2,352	888	13,450	5,398	2013	1998	775 E Johnstown Road
Gahanna, OH	—	2,432	34,645	833	2,447	35,463	3,835	2021	2017	5435 Morse Road
Gainesville, GA	—	1,908	27,036	2,278	1,953	29,269	5,070	2021	2000	940 S Enota Drive NE
Gainesville, FL	—	—	—	31,907	2,374	29,533	4,694	2016	2018	3605 NW 83rd Street
Gainesville, FL	—	972	8,809	1,284	972	10,093	1,544	2021	2000	1415 Fort Clarke Boulevard
Gaithersburg, MD	—	—	—	103,746	7,664	96,082	1,177	2021	1900	10000 Washingtonian Boulevard
Garden Grove, CA	—	2,107	4,549	2,325	2,107	6,874	1,655	2021	1999	11848 Valley View Street
Gardnerville, NV	—	1,143	10,831	4,788	1,164	15,598	11,280	1998	1999	1565 Virginia Ranch Road
Gateshead, UK	—	—	2,328	54	—	2,382	295	2024	2006	110 Lobley Hill Road
Gateshead, UK	—	—	1,589	64	—	1,653	199	2024	2006	Garden Street
Georgetown, TX	—	5,481	31,586	1,182	5,491	32,758	1,722	2021	2023	5101 N Mays Street
Gig Harbor, WA	—	1,560	15,947	8,137	1,583	24,061	9,039	2010	1994	3213 45th Street Court NW
Gilbert, AZ	14,200	2,160	28,246	3,748	2,216	31,938	13,639	2013	2008	580 S Gilbert Road
Glen Cove, NY	—	4,594	35,236	3,745	4,718	38,857	15,709	2013	1998	39 Forest Avenue
Glen Mills, PA	—	3,941	27,929	1	3,941	27,930	197	2024	2019	1778 Wilmington Pike
Glendale, AZ	—	3,114	24,668	573	3,115	25,240	3,048	2021	2018	8847 W Glendale Avenue
Glendale, AZ	—	—	—	53,181	9,013	44,168	1,254	2022	1900	17120 N 51st Avenue
Glenview, IL	—	2,090	69,288	7,431	2,090	76,719	28,882	2012	2001	2200 Golf Road
Godalming, UK	—	1,507	5,567	16	1,507	5,583	277	2024	1999	Pound Lane
Godalming, UK	—	—	1,126	27	—	1,153	148	2024	2002	Summers Road
Golden Valley, MN	3,600	1,520	33,513	1,982	1,663	35,352	12,622	2013	2005	4950 Olson Memorial Highway
Granbury, TX	—	2,040	30,670	1,233	2,040	31,903	11,526	2011	2009	100 Watermark Boulevard
Grand Forks, ND	—	1,050	13,147	107	1,056	13,248	1,929	2021	2014	3783 S 16th Street #112
Grand Prairie, TX	—	1,880	23,827	134	1,884	23,957	2,497	2021	2021	3013 Doryn Drive
Grand Prairie, TX	—	4,108	27,940	37	4,108	27,977	1,612	2021	2024	4450 S State Highway 360
Grand Prairie, TX	—	9,650	32,445	29	9,650	32,474	400	2024	2008	3950 Dechman Drive
Grand Rapids, MI	—	2,179	15,745	917	2,373	16,468	3,045	2021	2003	3121 Lake Michigan Drive NW
Grandville, MI	—	1,533	7,219	525	1,555	7,722	1,189	2022	2018	3939 44th Street SW
Granger, IN	—	—	—	27,497	1,703	25,794	8,785	2010	2009	6330 N Fir Road
Grants Pass, OR	—	561	8,874	1,721	561	10,595	1,228	2021	1985	1001 NE A Street
Grapevine, TX	—	2,220	17,648	930	2,220	18,578	4,460	2013	2014	4545 Merlot Drive
Greeley, CO	—	1,077	18,051	1,254	1,077	19,305	4,203	2017	2009	5300 W 29th Street
Greenville, MI	—	1,490	4,341	107	1,495	4,443	1,030	2020	2016	1515 Meijer Drive
Greenville, SC	—	893	22,795	3,146	993	25,841	4,340	2021	1989	1180 Haywood Road
Greenwood, IN	—	1,550	22,770	1,683	1,550	24,453	8,541	2010	2007	2339 S State Road 135
Gresham, OR	—	1,966	6,566	2,386	1,975	8,943	1,158	2021	1985	2895 SE Powell Valley Road
Grimsby, ON	—	584	5,160	1,140	597	6,287	2,020	2015	1991	84 Main Street E
Grosse Pointe Woods, MI	—	950	13,662	1,264	961	14,915	5,363	2013	2006	1850 Vernier Road
Grosse Pointe Woods, MI	—	1,430	31,777	1,379	1,452	33,134	11,670	2013	2005	21260 Mack Avenue
Grove City, OH	—	3,575	85,764	2,688	3,540	88,487	16,699	2018	2017	3717 Orders Road
Grove City, OH	—	1,099	5,246	820	1,122	6,043	1,373	2021	1990	2320 Sonora Drive
Gurnee, IL	—	890	27,931	3,302	1,094	31,029	11,335	2013	2002	500 N Hunt Club Road
Haddonfield, NJ	—	520	16,363	1,261	539	17,605	5,104	2011	2015	132 Warwick Road
Hailsham, UK	—	—	4,502	316	—	4,818	603	2024	2013	25 Battle Road
Halstead, UK	—	1,321	19,274	18	1,321	19,292	535	2024	2012	Dame Mary Walk
Hamburg, NY	10,437	967	10,014	1,361	986	11,356	2,674	2019	2009	4600 Southwestern Boulevard
Hamilton, OH	11,222	1,128	10,940	1,204	1,187	12,085	2,721	2019	2019	1740 Eden Park Drive
Hammersmith, UK	—	—	1,208	52	—	1,260	307	2024	2006	49 Queen Caroline Street
Hampton, UK	—	—	1,404	587	—	1,991	193	2024	2001	117 Hampton Road
Happy Valley, OR	—	721	10,416	1,089	721	6,003	2,405	2019	1998	8915 SE Monterey Avenue
Harahan, LA	—	2,628	38,864	345	2,628	39,209	3,681	2021	2020	7904 Jefferson Highway
Harrisburg, IL	—	858	4,940	564	882	5,480	1,327	2021	2005	165 Ron Morse Drive
Harrogate, UK	—	5,146	35,700	75	5,146	35,775	478	2024	2021	Harcourt Road
Harrow, UK	—	—	4,612	83	—	4,695	602	2024	2017	Sudbury Hill
Hartlepool, UK	—	—	1,702	23	—	1,725	212	2024	2002	Elwick Road
Hastings, MI	—	1,603	6,519	127	1,632	6,617	1,290	2020	2002	1821 N East Street
Hattiesburg, MS	—	450	13,469	3,218	450	16,687	5,034	2010	2009	217 Methodist Hospital Boulevard
Haverford, PA	—	1,880	33,993	4,848	1,907	38,814	13,939	2010	2000	731 Old Buck Lane
Haverhill, UK	—	—	—	25	—	25	1	2024	2015	Millfields Way
Haywards Heath, UK	—	2,269	25,914	15	2,269	25,929	651	2024	2021	Butlers Green Road
Helena, MT	—	1,850	19,045	2,035	1,872	21,058	5,070	2021	1998	2801 Colonial Drive
Hemet, CA	—	1,877	9,488	3,969	2,227	13,107	2,041	2021	1988	800 W Oakland Avenue
Henderson, NV	—	1,190	11,600	2,245	1,299	13,736	6,058	2013	2008	1555 W Horizon Ridge Parkway
Henrico, VA	—	3,955	30,682	3,330	3,967	34,000	3,870	2023	2021	567 N Parham Road
Hermitage, PA	—	1,084	15,449	3,004	1,105	18,432	3,195	2021	2001	260 S Buhl Farm Drive
Hickory, NC	—	1,600	28,419	1,055	1,607	29,467	3,038	2021	2002	915 29th Avenue NE
High Point, NC	—	1,355	21,735	838	1,521	22,407	2,499	2021	2002	1573 Skeet Club Road
High Wycombe, UK	—	3,490	13,134	1,338	3,501	14,461	3,103	2015	2017	The Row Lane End
High Wycombe, UK	—	2,494	10,370	42	2,494	10,412	411	2024	1997	Cressex Road
Highland Heights, OH	—	3,773	31,809	21	3,773	31,830	567	2024	2024	305 Bishop Road
Highland Park, IL	—	2,250	25,313	2,690	2,271	27,982	10,828	2013	2005	1601 Green Bay Road
Hindhead, UK	—	17,591	47,933	4,163	18,116	51,571	11,729	2016	2012	Portsmouth Road
Hingham, MA	—	1,440	32,292	1,109	1,444	33,397	9,689	2015	2012	1 Sgt. William B Terry Drive
Hobe Sound, FL	—	3,314	22,241	—	3,314	22,241	688	2024	2019	5785 Pinehurst Trail
Holbrook, NY	—	3,957	35,337	4,645	4,331	39,608	14,206	2013	2001	320 Patchogue Holbrook Road
Honolulu, HI	—	22,918	56,046	7,366	23,057	63,273	14,506	2021	1998	428 Kawaihae Street
Hoover, AL	—	2,165	18,043	3,948	2,186	21,970	4,158	2021	2004	3517 Lorna Road
Horley, UK	—	1,749	9,108	4,708	2,366	13,199	4,365	2014	2014	Court Lodge Road
Horsham, UK	—	—	5,520	18	—	5,538	727	2024	2016	Saint Marks Lane
Houghton-le-Spring, UK	—	—	1,314	16	—	1,330	187	2024	2005	Chester Road
Houston, TX	—	3,830	55,674	11,435	3,830	67,109	26,622	2012	1998	2929 W Holcombe Boulevard
Houston, TX	—	1,750	15,603	3,803	1,750	19,406	5,163	2016	2014	10120 Louetta Road
Howard, WI	—	579	32,122	6,260	718	38,243	7,999	2017	2016	2790 Elm Tree Hill
Howell, NJ	—	1,066	21,577	3,603	1,158	25,088	9,187	2010	2007	100 Meridian Place
Hudson, OH	—	1,586	11,314	325	1,621	11,604	1,317	2022	2019	125 Omni Lake Parkway
Hudson, OH	—	1,754	34,395	806	1,769	35,186	3,679	2022	2019	150 Omni Lake Parkway
Huntingdon Valley, PA	—	4,195	48,376	28	4,195	48,404	840	2024	2023	2507 Philmont Avenue
Huntington Beach, CA	—	3,808	31,172	6,097	3,931	37,146	14,197	2013	2004	7401 Yorktown Avenue
Huntsville, AL	—	1,382	14,286	158	1,382	14,444	2,092	2021	2021	4801 Whitesport Circle SW
Hutchinson, KS	—	600	10,590	6,500	600	17,090	5,893	2004	1997	2416 Brentwood
Ilkley, UK	—	3,714	20,530	109	3,714	20,639	338	2024	2018	Lower Railway Road
Independence, MO	13,981	1,550	14,441	111	1,560	14,542	2,961	2019	2019	19301 E Eastland Center Court
Independence, MO	—	3,215	24,471	2,005	3,250	26,441	6,680	2021	1990	2100 Swope Drive
Independence, MO	—	2,017	15,796	1,251	2,098	16,966	2,240	2022	2014	19301 E 50th Terrace Court S
Indianola, IA	—	2,211	11,501	728	2,192	12,248	1,627	2022	2018	610 E Scenic Valley Avenue
Iowa City, IA	—	891	6,011	2,548	991	8,459	1,483	2021	1991	2423 Walden Road
Ipswich, UK	—	—	5	6	—	11	—	2024	2014	76 Aster Road
Ipswich, UK	—	—	2,913	—	—	2,913	371	2024	2015	102 Mansbrook Boulevard
Isleworth, UK	—	44	6,417	13	44	6,430	346	2024	1996	Snowy Fielder Waye
Islington, UK	—	—	376	13	—	389	14	2024	2005	127 Highbury New Park
Islington, UK	—	—	20	—	—	20	—	2024	2005	19 Highbury New Park
Islington, UK	—	—	1,226	10	—	1,236	145	2024	2007	75 Durham Road
Islington, UK	—	—	450	14	—	464	16	2024	2004	37 Muriel Street
Jackson, TN	—	1,370	12,490	1,468	1,387	13,941	2,811	2021	1996	25 Max Lane Drive
Jacksonville, FL	—	750	25,231	416	750	25,647	5,724	2013	2014	5939 Roosevelt Boulevard
Jacksonville, FL	—	—	26,381	2,344	1,691	27,034	6,049	2013	2014	4000 San Pablo Parkway
Jacksonville, FL	—	1,205	11,991	23,604	6,550	30,250	6,761	2019	2019	10520 Validus Drive
Jacksonville, FL	—	2,932	14,269	1,440	2,932	15,709	2,287	2021	1999	3455 San Pablo Road S
Jeannette, PA	—	1,642	22,377	1,267	1,646	23,640	2,728	2022	2018	4000 Village Drive
Johns Creek, GA	—	1,580	23,285	1,708	1,588	24,985	9,192	2013	2009	11405 Medlock Bridge Road
Johnson City, NY	10,720	1,440	11,675	1,872	1,543	13,444	3,239	2019	2013	1035 Anna Maria Drive
Kalamazoo, MI	—	7,511	45,942	8,107	6,293	55,267	15,030	2021	1989	1700 Bronson Way
Kalamazoo, MI	—	—	—	1,274	1,274	—	—	2021	1900	1700 Bronson Way
Kanata, ON	—	1,552	26,339	1,598	1,575	27,914	10,383	2012	2005	70 Stonehaven Drive
Kansas City, MO	—	1,938	11,694	1,223	1,943	12,912	1,900	2022	2016	111 NW 94 Street
Kelowna, BC	3,433	1,936	9,827	6,197	2,618	15,342	5,855	2013	1999	863 Leon Avenue
Kelowna, BC	—	5,790	42,578	5,571	5,921	48,018	7,743	2022	2021	1360 K.L.O Road
Kelowna, BC	31,842	5,000	39,142	5,455	5,113	44,484	6,743	2022	2000	580 Yates Road
Kelowna, BC	34,921	5,669	47,725	6,372	5,798	53,968	7,936	2022	2005	1075 Barnes Avenue
Kelowna, BC	27,997	3,416	41,057	4,819	3,493	45,799	6,578	2022	2012	1277 Gordon Drive
Kelowna, BC	9,173	2,819	10,587	2,006	2,883	12,529	1,532	2022	1988	3200 Lakeshore Road
Kenilworth, UK	—	—	—	16	—	16	—	2024	2000	4 Spring Lane
Kennebunk, ME	—	2,700	30,204	10,615	3,735	39,784	19,119	2013	2006	One Huntington Common Drive
Kenner, LA	—	1,100	10,036	5,886	1,100	15,922	12,776	1998	2000	1600 Joe Yenni Boulevard
Kenner, LA	—	809	12,344	1,081	814	13,420	2,200	2021	1988	1101 Sunset Boulevard
Kennett Square, PA	—	1,050	22,946	1,969	1,186	24,779	8,942	2010	2008	301 Victoria Gardens Drive
Kennewick, WA	14,345	2,246	27,756	4	2,246	27,760	698	2024	2013	5207 W Hildebrand Boulevard
Kidderminster, UK	—	2,628	15,270	23	2,628	15,293	499	2024	2013	37-38 Oldnall Road
Kingsport, TN	—	2,123	33,130	655	2,123	33,785	3,382	2021	2019	915 Holston Hills Drive
Kingston, ON	—	887	9,832	3,551	1,292	12,978	3,638	2015	1983	181 Ontario Street
Kingston Vale, UK	—	—	3,291	32	—	3,323	427	2024	2016	1a Robin Hood Lane
Kingwood, TX	—	480	9,777	3,016	480	8,715	4,876	2011	1999	22955 Eastex Freeway
Kingwood, TX	—	1,683	24,207	2,811	1,683	27,018	7,353	2017	2012	24025 Kingwood Place
Kirkland, WA	—	1,880	4,315	17,624	10,022	13,797	2,843	2003	1996	6505 Lakeview Drive
Kitchener, ON	7,366	1,232	12,806	6,462	1,344	19,156	5,464	2016	2003	1250 Weber Street E
Klamath Falls, OR	—	1,335	10,174	3,740	1,335	8,148	3,908	2020	2000	615 Washburn Way
Knebworth, UK	—	—	3,817	17	—	3,834	494	2024	2017	59 London Road
Knoxville, TN	—	2,207	12,849	1,464	2,209	14,311	5,025	2021	2001	8501 S Northshore Drive
Kuna, ID	—	—	—	7,463	7,463	—	3	2022	1900	1640 W Hubbard Road
Kyle, TX	—	—	—	6,273	6,273	—	—	2021	1900	1500 Ranch To Market Road 150 #665
LA Palma, CA	—	2,950	16,591	1,591	2,996	18,136	7,024	2013	2003	5321 La Palma Avenue
La Vista, NE	—	1,199	14,840	986	1,199	15,826	1,998	2022	2012	7544 Gertrude Street
Lacey, WA	32,000	5,574	48,495	19	5,574	48,514	1,116	2024	2019	6950 Birdseye Avenue NE
Lackawanna, NY	6,591	1,015	5,280	1,360	1,029	6,626	1,717	2019	2002	133 Orchard Place
Lafayette, CO	15,759	2,784	23,962	18	2,784	23,980	656	2024	2012	860 W Baseline Road
Lafayette, LA	—	2,618	22,986	2,238	2,618	25,224	2,563	2023	2016	400 Polly Lane
Lafayette Hill, PA	—	1,750	11,848	3,100	1,878	14,820	6,810	2013	1998	429 Ridge Pike
Laguna Hills, CA	—	12,820	75,926	27,236	12,894	103,088	34,840	2016	1988	24903 Moulton Parkway
Laguna Woods, CA	—	11,280	76,485	23,497	11,280	99,982	30,012	2016	1987	24441 Calle Sonora
Laguna Woods, CA	—	9,150	57,842	18,608	9,150	76,450	24,324	2016	1986	24962 Calle Aragon
Lake Havasu City, AZ	—	364	1,599	1,619	364	3,218	833	2020	2009	320 N Lake Havasu Avenue
Lake Jackson, TX	—	—	—	36,984	5,735	31,249	1,162	2021	1900	301 Huisache Street
Lake Zurich, IL	—	1,470	9,830	4,639	1,470	14,469	6,707	2011	2007	550 America Court
Lakeland, FL	—	2,416	19,791	472	2,416	20,263	3,971	2021	1999	1325 Grasslands Boulevard
Lakeview, MI	—	733	2,212	197	733	2,409	528	2022	2013	9494 Paden Road
Lakewood, NY	9,624	1,031	17,410	996	1,041	18,396	2,085	2022	2016	2123 Southwestern Drive
Lakewood Ranch, FL	—	650	6,714	2,197	650	8,911	2,836	2011	2012	8230 Nature's Way
Lakewood Ranch, FL	—	1,000	22,388	1,214	1,000	23,602	7,590	2012	2005	8220 Natures Way
Lancaster, CA	—	700	15,295	6,630	712	21,913	9,013	2010	1999	43051 15th Street W
Lancaster, OH	—	1,029	7,699	863	1,059	8,532	1,802	2021	1981	2750 W Fair Avenue
Lancaster, PA	—	1,680	14,039	360	1,680	14,399	3,291	2015	2017	31 Millersville Road
Lancaster, NY	11,996	1,262	11,154	1,898	1,350	12,964	3,188	2019	2011	18 Pavement Road
Lapeer, MI	—	1,827	8,794	107	1,827	8,901	1,632	2020	2004	101 Devonshire Drive
Las Vegas, NV	—	5,908	36,955	5,202	5,924	42,141	10,886	2020	1999	1600 S Valley View Road
Las Vegas, NV	—	1,274	13,748	1,491	1,292	15,221	2,843	2020	2001	3300 Winterhaven Street
Las Vegas, NV	—	2,412	22,045	3,816	2,444	25,829	5,630	2020	1997	3210 S Sandhill Road
Laval, QC	16,123	1,829	27,950	7,438	1,993	35,224	8,981	2018	2005	269, Boulevard Sainte-Rose
Laval, QC	2,910	2,071	5,187	2,042	2,256	7,044	1,738	2018	1989	263, Boulevard Sainte-Rose
Laval, QC	—	16,437	108,713	14,280	15,715	123,715	7,369	2023	1988	1400 Chomedey boulevard
Lawrence, KS	—	250	8,716	400	250	9,116	2,987	2012	1996	3220 Peterson Road
Lawrenceville, GA	—	1,500	29,003	2,008	1,593	30,918	10,914	2013	2008	1375 Webb Gin House Road
Lawrenceville, GA	—	3,513	24,173	3,003	3,585	27,104	4,415	2021	2007	2899 Five Forks Trickum Road
Leander, TX	—	—	—	5,157	5,157	—	—	2022	1900	14751 Ronald Reagan Boulevard
Leatherhead, UK	—	4,520	17,219	1,800	4,592	18,947	3,983	2015	2017	Rectory Lane
Leawood, KS	—	2,490	32,493	12,329	5,610	41,702	17,330	2012	1999	4400 W 115th Street
Leeds, UK	—	4,251	23,898	65	4,251	23,963	344	2024	2013	The Green
Leeds, UK	—	3,356	16,465	83	3,356	16,548	262	2024	2017	The Green
Lenexa, KS	9,700	826	26,251	2,011	927	28,161	10,973	2013	2006	15055 W 87th Street Parkway
Levis, QC	3,577	3,169	23,372	3,253	3,051	26,743	2,493	2023	2009	7 Saint-Thomas Street
Lexington, SC	—	1,843	15,301	3,180	1,894	18,430	2,984	2021	2001	203 Old Chapin Road
Lexington, SC	—	3,171	22,214	4,813	3,398	26,800	2,393	2023	2001	800 N Lake Drive
Libertyville, IL	—	6,500	40,024	6,328	6,500	46,352	15,586	2011	2001	901 Florsheim Drive
Lincoln, NE	—	390	13,807	995	390	14,802	5,560	2010	2000	7208 Van Dorn Street
Lincoln, NE	—	884	10,637	2,705	1,044	13,182	2,346	2021	1990	1111 S 70th
Lincroft, NJ	—	9	19,958	3,211	180	22,998	8,509	2013	2002	734 Newman Springs Road
Linwood, NJ	—	800	21,984	3,483	891	25,376	9,517	2010	1997	432 Central Avenue
Litchfield, CT	—	1,240	17,908	13,719	1,362	31,505	10,017	2010	1998	19 Constitution Way
Lititz, PA	—	1,200	13,836	359	1,200	14,195	3,252	2015	2016	80 W Millport Road
Little Neck, NY	—	3,350	38,461	7,998	3,468	46,341	16,093	2010	2000	5515 Little Neck Parkway
Little River, SC	—	4,076	41,300	49	4,076	41,349	833	2024	2021	2585 Highway 179
Littlehampton, UK	—	1,836	14,347	226	1,836	14,573	438	2024	1995	The Leas off Station Road
Littleton, CO	—	3,378	26,360	3,016	3,378	29,376	2,727	2023	2018	8160 W Coal Mine Avenue
Liverpool, UK	—	2,398	6,511	500	2,398	7,011	382	2024	1997	38 Gemini Drive
Livingston, NJ	—	8,000	44,424	2,901	8,103	47,222	11,350	2015	2017	369 E Mount Pleasant Avenue
Lombard, IL	17,010	2,130	59,943	2,669	2,236	62,506	22,130	2013	2009	2210 Fountain Square Drive
London, ON	8,339	1,809	15,604	4,297	1,902	19,808	5,660	2015	1953	1486 Richmond Street N
London, ON	—	1,321	12,465	2,939	1,506	15,219	3,744	2015	1950	81 Grand Avenue
Londonderry, NH	—	2,872	24,521	1,578	2,872	26,099	3,087	2022	2016	2 Golen Drive
Long Grove, IL	—	—	—	26,286	2,733	23,553	3,771	2021	2017	2300 Illinois Route 53
Longmont, CO	—	1,756	11,825	2,554	1,897	14,238	1,779	2021	1986	2210 Main Street
Longueuil, QC	6,035	3,651	21,683	4,645	3,947	26,032	8,825	2015	1989	70 Rue Levis
Longueuil, QC	16,030	8,632	67,447	10,471	8,574	77,976	6,645	2023	2007	1235 chemin du Tremblay
Longview, TX	—	610	5,520	2,132	610	7,652	3,057	2006	2007	311 E Hawkins Parkway
Lorain, OH	11,309	1,394	12,960	167	1,409	13,112	2,470	2019	2018	5401 N Pointe Parkway
Los Angeles, CA	—	—	114,438	12,148	—	126,586	49,419	2011	2009	10475 Wilshire Boulevard
Los Angeles, CA	—	3,540	19,007	5,207	3,540	24,214	10,427	2012	2001	2051 N Highland Avenue
Los Angeles, CA	—	—	28,050	7,619	91	35,578	10,835	2016	2006	4061 Grand View Boulevard
Loughborough, UK	—	1,156	25,140	5	1,156	25,145	603	2024	2020	Farley Way
Louisville, CO	—	1,432	6,684	57,716	2,631	63,201	15,485	2019	1999	1855 Plaza Drive
Louisville, CO	—	1,323	7,547	11,695	1,534	19,031	4,005	2019	1999	282 McCaslin Boulevard
Louisville, CO	—	—	—	120,155	5,648	114,507	22,599	2019	2004	1331 E Hecla Drive
Louisville, KY	—	2,420	20,816	5,115	2,420	25,931	10,363	2012	1999	4600 Bowling Boulevard
Louisville, KY	13,650	1,600	20,326	2,490	1,607	22,809	8,691	2013	2010	6700 Overlook Drive
Louisville, KY	—	1,588	9,254	2,988	1,666	12,164	2,396	2021	2000	620 Valley College Drive
Louisville, KY	—	2,274	10,768	3,561	2,459	14,144	3,121	2021	1998	8021 Christian Court
Loveland, CO	27,691	5,223	33,815	11	5,223	33,826	923	2024	2016	3415 N Lincoln Avenue
Loveland, OH	—	—	—	18,900	1,573	17,327	228	2021	1900	6350 Todd Farm Lane
Lowestoft, UK	—	—	—	27	—	27	1	2024	2014	Love Road
Ludington, MI	—	747	6,406	197	753	6,597	757	2022	2002	502 N Sherman Street
Lynnfield, MA	—	3,165	45,200	3,449	3,854	47,960	17,819	2013	2006	55 Salem Street
Macclesfield, UK	—	2,411	4,901	17	2,411	4,918	287	2024	1991	65 Victoria Road
Macungie, PA	—	—	—	27,157	2,558	24,599	3,690	2017	2018	6043 Lower Macungie Road
Madison, TN	—	2,093	8,306	15,034	2,092	23,341	1,304	2021	1986	200 E Webster Street
Mahwah, NJ	—	1,605	27,249	1,759	1,644	28,969	7,306	2012	2015	814 Wyckoff Avenue
Maidenhead, UK	—	—	963	48	—	1,011	130	2024	2006	21 Courthouse Road
Maids Moreton, UK	—	2,370	11,043	4,683	3,024	15,072	4,376	2014	1883	Church Street
Maidstone, UK	—	—	4,707	14	—	4,721	623	2024	2020	Gidd's Pond Way
Malvern, PA	—	1,651	17,194	3,537	1,840	20,542	9,334	2013	1998	324 Lancaster Avenue
Manassas, VA	—	2,946	16,609	1,320	2,979	17,896	3,276	2021	1994	9852 Fairmont Avenue
Manchester, CT	—	—	—	24,418	2,630	21,788	183	2022	2023	140 Spencer Street
Mankato, MN	—	1,460	32,104	668	1,498	32,734	7,649	2015	2006	100 Dublin Road
Mansfield, TX	—	660	5,251	2,224	660	7,475	2,760	2006	2007	2281 Country Club Drive
Mansfield, TX	—	—	—	21,675	2,807	18,868	3,047	2017	2019	2500 N Walnut Creek Drive
Manteca, CA	—	1,300	12,125	7,326	1,312	19,439	9,803	2005	1986	430 N Union Road
Maple Ridge, BC	7,581	2,629	10,902	3,681	2,950	14,262	3,234	2015	2009	12241 224th Street
Marieville, QC	4,365	1,169	11,077	1,614	1,273	12,587	3,903	2015	2002	425 Rue Claude De Ramezay
Market Harborough, UK	—	—	1,234	—	—	1,234	130	2024	2023	Leicester Road
Marlboro, NJ	—	2,222	14,888	3,416	2,366	18,160	6,949	2013	2002	3A S Main Street
Marlow, UK	—	7,847	34,372	7,309	8,902	40,626	9,781	2013	2014	210 Little Marlow Road
Marysville, WA	—	620	4,780	5,964	620	10,744	4,892	2003	1998	9802 48th Drive NE
Massillon, OH	—	1,117	16,687	1,144	1,126	17,822	2,678	2022	2016	2550 University Drive SE
Mattoon, IL	—	791	1,905	538	838	2,396	739	2021	1999	2008 S 9th Street
Mattoon, IL	—	505	2,258	622	530	2,855	686	2021	2001	1920 Brookstone Lane
McKinney, TX	—	1,570	7,389	2,459	1,570	9,848	3,485	2009	2010	2701 Alma Road
McKinney, TX	—	4,314	23,777	393	4,314	24,170	3,581	2021	2018	220 S Crutcher Crossing
McKinney, TX	—	4,145	23,486	17,772	6,881	38,522	1,844	2023	2023	3220 Turkey Trot Lane
McMasterville, QC	2,754	5,299	26,532	7,838	4,910	34,759	3,876	2023	1961	701 Chemin du Richelieu
Meadville, PA	—	546	4,826	14,394	2,096	17,670	1,316	2022	2023	637 Pine Street
Medicine Hat, AB	7,659	1,356	13,389	743	1,387	14,101	5,230	2015	1999	223 Park Meadows Drive SE
Medina, OH	12,156	1,309	10,540	2,547	1,707	12,689	2,819	2019	2017	699 N Huntington Street
Medina, OH	—	—	—	42,367	2,152	40,215	3,676	2019	2020	122 Medina Road
Melbourne, FL	—	7,070	48,257	46,892	7,070	95,149	37,773	2007	2009	7300 Watersong Lane
Melissa, TX	—	—	—	18,769	6,362	12,407	286	2022	1900	Dallas Drive
Melville, NY	—	4,280	73,283	12,406	4,453	85,516	30,620	2010	2001	70 Pinelawn Road
Memphis, TN	—	1,800	17,744	4,467	1,800	22,211	9,925	2012	1999	6605 Quail Hollow Road
Menomonee Falls, WI	—	1,020	6,984	3,496	1,020	10,480	4,326	2006	2007	W128 N6900 Northfield Drive
Mentor, OH	11,041	957	13,206	1,130	961	14,332	2,241	2022	2019	9150 Lakeshore Boulevard
Mentor, OH	—	4,565	35,828	17	4,565	35,845	1,359	2024	2023	8180 Mentor Hills Drive
Mequon, WI	—	2,238	17,761	788	2,238	18,549	2,138	2021	2015	6751 W Mequon Road
Merced, CA	—	2,806	13,292	3,134	2,934	16,298	2,774	2021	1997	3460 R Street
Metairie, LA	14,200	725	27,708	3,188	1,500	30,121	10,508	2013	2009	3732 W Esplanade Avenue S
Miamisburg, OH	—	—	—	7,324	1,215	6,109	318	2021	2016	2961 W Spring Valley Pike
Middlebury, VT	—	5,404	24,161	1,732	5,404	25,893	2,111	2024	2008	350 Lodge Road
Middlesbrough, UK	—	59	2,769	50	59	2,819	236	2024	2002	Woodside Resource Centre
Midland, MI	—	1,084	5,623	452	1,099	6,060	1,107	2022	2015	4124 Waldo Avenue
Mildenhall, UK	—	—	2,240	54	—	2,294	289	2024	2014	St Johns Close
Mill Creek, WA	—	10,150	60,274	7,135	10,179	67,380	29,425	2010	1998	14905 Bothell Everett Highway
Millbrook, NY	—	12,448	12,390	4,513	13,016	16,335	7,547	2021	1985	79 Flint Road
Millbrook, NY	—	—	—	9	9	—	—	2021	1900	79 Flint Road
Millersburg, OH	—	1,293	17,788	801	1,308	18,574	2,537	2022	2021	4245 Glen Drive
Milton, ON	—	4,153	23,155	7,225	4,539	29,994	7,112	2015	2012	611 Farmstead Drive
Milwaukie, OR	—	2,391	20,262	1,056	2,415	21,294	2,520	2021	1996	4017 SE Vineyard Road
Minnetonka, MN	—	2,080	24,360	4,932	2,154	29,218	10,595	2012	1999	500 Carlson Parkway
Minnetonka, MN	—	920	29,344	2,018	1,051	31,231	10,990	2013	2006	18605 Old Excelsior Boulevard
Mission Viejo, CA	—	6,600	52,118	12,354	6,602	64,470	17,318	2016	1998	27783 Center Drive
Mississauga, ON	6,146	1,472	16,533	1,882	1,546	18,341	6,647	2013	1984	1130 Bough Beeches Boulevard
Mississauga, ON	—	2,357	14,021	6,395	2,450	20,323	5,836	2015	1989	85 King Street E
Missoula, MT	—	550	7,490	3,170	553	10,657	4,631	2005	1998	3620 American Way
Mitcham, UK	—	3,367	3,818	32	3,367	3,850	246	2024	1996	67 Whitford Gardens
Mobberley, UK	—	3,828	19,834	13,728	5,222	32,168	11,360	2013	2007	Barclay Park, Hall Lane
Mobile, AL	—	737	10,205	2,177	762	12,357	2,424	2021	1995	650 University Boulevard S
Molalla, OR	—	1,210	3,903	1,787	1,210	5,690	1,560	2020	1998	835 E Main Street
Monterey, CA	—	6,440	29,101	4,647	6,454	33,734	12,860	2013	2009	1110 Cass Street
Montgomery, AL	—	524	10,923	1,739	540	12,646	2,570	2021	1991	5801 Eastdale Drive
Montgomery Village, MD	—	3,530	18,246	8,547	4,291	26,032	15,080	2013	1993	19310 Club House Road
Montreal-Nord, QC	7,586	3,830	20,613	10,950	4,173	31,220	8,874	2018	1988	6700 Boulevard Gouin Est
Moorestown, NJ	—	2,060	51,628	9,844	2,101	61,431	20,782	2010	2000	1205 N Church Street
Moose Jaw, SK	750	551	12,283	2,306	561	14,579	4,932	2013	2001	425 4th Avenue NW
Mount Pleasant, MI	—	1,863	6,467	103	1,876	6,557	1,440	2020	2013	2378 S Lincoln Road
Murphy, TX	—	1,950	19,182	620	1,950	19,802	4,785	2015	2012	304 W FM 544
Nacogdoches, TX	—	390	5,754	2,158	390	7,912	3,138	2006	2007	5902 North Street
Napa, CA	—	844	79,827	174	844	80,001	3,059	2024	1900	4055 Solano Avenue
Naperville, IL	—	3,470	29,547	7,762	3,472	37,307	12,033	2011	2001	504 N River Road
Naperville, IL	—	1,550	12,237	3,656	1,550	15,893	6,018	2012	2013	1936 Brookdale Road
Naperville, IL	—	1,540	28,204	2,348	1,640	30,452	11,318	2013	2002	535 W Ogden Avenue
Nashville, TN	—	3,900	35,788	6,469	3,900	42,257	17,933	2012	1999	4206 Stammer Place
New Braunfels, TX	—	1,200	19,800	10,903	2,729	29,174	9,607	2011	2009	2294 Common Street
New Palestine, IN	—	2,259	22,010	635	2,292	22,612	4,238	2021	2017	4400 Terrace Drive
New Rochelle, NY	—	5,732	34,270	297	5,732	34,567	1,684	2021	2023	11 Mill Road
New York, NY	—	—	—	—	—	0	—	2016	2021	139 E 56th Street
Newberg, OR	—	2,806	15,260	3,206	2,819	18,453	2,068	2021	2002	3801 Hayes Street
Newbury, UK	—	2,692	12,085	1,883	2,892	13,768	3,073	2015	2016	370 London Road
Newbury, UK	—	—	4,002	139	—	4,141	534	2024	2014	Maple Crescent
Newcastle upon Tyne, UK	—	—	1,501	52	—	1,553	424	2024	1997	Thornhill Road
Newmarket, UK	—	3,053	8,926	6,152	4,132	13,999	4,200	2014	2011	Jeddah Way
Newtown Square, PA	—	1,930	14,420	2,421	2,007	16,764	7,332	2013	2004	333 S Newtown Street Road
Norman, OK	—	1,480	33,330	2,353	1,480	35,683	11,180	2012	1985	800 Canadian Trails Drive
North Canton, OH	—	1,726	24,588	2,308	1,739	26,883	4,446	2022	2017	850 Applegrove Street
North Ridgeville, OH	—	1,780	29,390	231	1,804	29,597	2,851	2022	2020	33770 Bagley Road
North Shields, UK	—	—	—	39	—	39	1	2024	2005	Front Street
North Tonawanda, NY	8,180	1,249	7,360	1,154	1228	8,535	2,065	2019	2005	705 Sandra Lane
North Tonawanda, NY	—	1,426	17,572	1,531	1,528	19,001	2,120	2022	2009	3959 Forest Park Way
North Tustin, CA	—	2,880	18,059	2,925	3,044	20,820	6,982	2013	2000	12291 Newport Avenue
North Wales, PA	—	1,968	18,356	1,335	1,971	19,688	3,876	2021	2013	1419 Horsham Road
Northville, MI	—	2,221	12,710	2,210	2,221	14,920	2,578	2023	2019	44600 Five Mile Road
Norwich, UK	—	—	3,294	13	—	3,307	426	2024	2015	140 Dragonfly Lane
Novi, MI	—	3,877	30,891	6,574	3,877	37,465	6,044	2023	2021	42400 W 12 Mile Road
Oak Harbor, WA	—	739	7,698	1,644	739	9,342	2,203	2019	1998	171 SW 6th Avenue
Oak Park, IL	—	1,250	40,383	4,622	1,250	45,005	17,615	2012	2004	1035 Madison Street
Oakdale, PA	13,745	1,917	11,954	1,058	1,906	13,023	3,256	2019	2017	7420 Steubenville Pike
Oakland, CA	—	3,877	47,508	6,550	4,117	53,818	19,890	2013	1999	11889 Skyline Boulevard
Oakland Charter Township, MI	—	1,489	8,760	21	1,489	8,781	523	2024	2020	3215 Silverbell Road
Oakton, VA	—	2,250	37,576	4,499	2,393	41,932	15,725	2013	1997	2863 Hunter Mill Road
Oakville, ON	6,055	1,961	27,527	4,547	2,137	31,898	11,386	2013	1994	25 Lakeshore Road W
Oakville, ON	3,190	1,168	12,636	2,930	1,274	15,460	5,000	2013	1988	345 Church Street
Ocala, FL	—	1,340	10,564	1,137	1,340	11,701	4,629	2008	2009	2650 SE 18th Avenue
Oceanside, CA	—	4,008	44,188	148	4,008	44,336	1,025	2022	2024	4845 Mesa Drive
Ogden, UT	—	360	6,700	4,521	360	11,221	4,479	2004	1998	1340 N Washington Boulevard
Oklahoma City, OK	—	590	7,513	430	590	7,943	3,561	2007	2008	13200 S May Avenue
Oklahoma City, OK	—	760	7,017	606	760	7,623	3,310	2007	2009	11320 N Council Road
Oklahoma City, OK	—	—	—	18,303	1,590	16,713	2,793	2014	2016	2800 SW 131st Street
Oklahoma City, OK	—	5,962	22,911	4,806	5,962	27,717	32,208	2021	1984	1404 NW 122nd Street
Okotoks, AB	—	656	19,240	2,569	745	21,720	6,558	2015	2010	47 Riverside Gate
Olney, IL	—	897	4,805	563	923	5,342	1,236	2021	1999	1110 N East Street
Olney, IL	—	534	2,234	626	569	2,825	792	2021	1998	1301 N East Street
Olympia, WA	20,427	5,024	34,368	29	5,024	34,397	849	2024	2013	4701 7th Avenue SW
Omaha, NE	—	370	10,230	2,974	370	13,204	4,083	2010	1998	11909 Miracle Hills Drive
Omaha, NE	—	380	8769	543	380	9,312	3728	2010	1999	5728 S 108th Street
Omaha, NE	—	1,623	12,027	1,037	1,639	13,048	1,649	2022	2010	7205 N 73rd Plaza Circle
Orange, CA	33,279	8,021	64,689	3,205	8,023	67,892	13,148	2019	2018	630 The City Drive S
Orem, UT	—	1,395	8,775	2,427	1,448	11,149	1,307	2021	1987	325 W Center
Ormond Beach, FL	—	3,428	16,941	1,009	3,441	17,937	3,904	2021	1984	101 Clyde Morris Boulevard
Orpington, UK	—	—	5,532	52	—	5,584	747	2024	2013	Sevenoaks Road
Ottawa, ON	10,537	1,226	14,106	5,052	1,337	19,047	4,573	2015	2001	110 Berrigan Drive
Ottawa, ON	6,136	2,581	25,080	5,222	2,705	30,178	11,481	2013	1998	43 Aylmer Avenue
Ottawa, ON	3,297	1,062	8,965	1,338	1,138	10,227	3,634	2013	1998	1351 Hunt Club Road
Ottawa, ON	4,302	685	7,166	2,282	770	9,363	3,063	2013	1999	140 Darlington Private
Ottawa, ON	—	1,113	12,085	957	1,165	12,990	3,461	2015	1987	10 Vaughan Street
Ottawa, ON	15,186	3,892	35,793	4,124	4,041	39,768	10,756	2015	2005	751 Peter Morand Crescent
Ottawa, ON	5,341	1,923	16,845	10,944	2,125	13,797	3,962	2015	1989	1 Eaton Street
Ottawa, ON	10,183	2,710	24,164	4,812	2,916	28,770	7,446	2015	2008	691 Valin Street
Ottawa, ON	7,673	1,427	16,616	3,894	1,625	20,312	5,080	2015	2006	22 Barnstone Drive
Ottawa, ON	9,618	3,112	28,431	5,101	3,387	33,257	8,284	2015	2009	990 Hunt Club Road
Ottawa, ON	—	3,119	25,911	7,132	3,345	32,817	9,206	2015	2009	2 Valley Stream Drive
Outremont, QC	13,130	5,863	39,960	19,729	6,388	59,164	16,432	2018	1976	1000, Avenue Rockland
Oviedo, FL	—	3,350	31147	706	3349	31,854	6054	2021	2002	7015 Red Bug Lake Road
Painesville, OH	—	1,407	12,500	185	1407	12,685	1,166	2020	2022	1386 Elizabeth Boulevard
Painted Post, NY	8,622	1,326	13,400	928	1,259	14,395	1,811	2022	2012	110 Creekside Drive
Palestine, TX	—	180	4,320	5,399	180	9,719	3,203	2006	2005	1625 W Spring Street
Palm Coast, FL	—	870	10,957	1,091	870	12,048	4,656	2008	2010	50 Town Court
Palm Desert, CA	—	13,628	58,446	9,659	13,683	68,050	14,085	2021	1985	41505 Carlotta Drive
Palm Desert, CA	—	6,193	83,052	2,832	6,199	85,878	7,898	2022	2010	39905 Via Scena
Palm Harbor, FL	—	2,490	23,901	802	2,490	24,703	3,359	2021	1996	2960 Tampa Road
Palo Alto, CA	25,050	—	39,639	5,654	43	45,250	16,489	2013	2007	2701 El Camino Real
Paramus, NJ	—	2,840	35,728	2,693	3,007	38,254	13,921	2013	1998	567 Paramus Road
Paris, IL	—	688	6,203	752	719	6,924	1,188	2021	2001	146 Brookstone Lane
Paris, TX	—	490	5,452	1,760	490	7,212	5,791	2005	2006	750 N Collegiate Drive
Parma, OH	11,115	1,533	9,221	917	1,545	10,126	2,538	2019	2016	11500 Huffman Road
Paso Robles, CA	—	1,770	8,630	7,539	1,770	16,169	7,931	2002	1998	1919 Creston Road
Paw Paw, MI	—	1,687	5,602	81	1,728	5,642	1,294	2020	2012	677 Hazen Street
Peabody, MA	—	2,250	16,071	3,058	2,380	18,999	5,779	2013	1994	73 Margin Street
Peasmarsh, UK	—	3,988	42,021	22,101	5,436	62,674	21,975	2013	2006	Astolat Way, Peasmarsh
Pella, IA	—	870	6,716	828	948	7,466	2,491	2012	2002	2602 Fifield Road
Pembroke, ON	—	1,774	8,661	1,788	1,800	10,423	3,954	2012	1999	1111 Pembroke Street W
Pennington, NJ	—	1,380	27,620	5,358	1,542	32,816	10,999	2011	2000	143 W Franklin Avenue
Pensacola, FL	—	2,945	29,148	3,056	2,945	32,204	3,276	2023	2017	428 Airport Boulevard
Penticton, BC	32,445	3,405	42,919	4,539	3,482	47,381	6,733	2022	2015	3475 Wilson Street
Peoria, AZ	—	766	21,796	3,270	766	25,066	6,331	2018	2014	13391 N 94th Drive
Peoria, AZ	—	2,006	12,091	1,439	2,023	13,513	2,927	2021	1997	13619 N 94th Drive
Pflugerville, TX	—	5,978	36,181	6	5,978	36,187	1,574	2021	2024	409 E Pflugerville Parkway
Pickerington, OH	—	2,072	27,651	736	2,075	28,384	3,030	2021	2017	611 Windmiller Drive
Pickerington, OH	—	2,815	26,921	707	2,878	27,565	2,729	2022	2019	602 Redbud Road
Pittsburgh, PA	—	1,580	18,017	13,046	1,725	30,918	9,105	2013	2009	900 Lincoln Club Drive
Pittsburgh, PA	—	2850	22019	2,846	2850	24,865	3585	2023	2019	8651 Carey Lane
Pittsburgh, PA	—	3,815	33,052	4,104	3,815	37,156	4,705	2023	2021	8870 Duncan Avenue
Pittston, PA	—	1,644	13,756	1,078	1,646	14,832	2,002	2022	2019	900 N Township Boulevard
Placentia, CA	—	8,480	17,076	9,203	8,528	26,231	9,507	2016	1987	1180 N Bradford Avenue
Plainview, NY	—	3,066	19,901	2,957	3,204	22,720	7,896	2013	2001	1231 Old Country Road
Plano, TX	28,960	3,120	59,950	7,931	3,317	67,684	27,552	2013	2006	4800 W Parker Road
Plano, TX	—	1,750	15,390	4,858	1,750	20,248	5,081	2016	2014	3690 Mapleshade Lane
Plano, TX	—	3,079	32,970	4,784	3,079	37,754	4,746	2023	2006	7001 Plano Parkway
Plattsmouth, NE	—	250	5,650	321	250	5,971	2,370	2010	1999	1913 E Highway 34
Playa Vista, CA	—	1,580	40,531	8,621	1,707	49,025	17,012	2013	2006	5555 Playa Vista Drive
Pleasanton, CA	—	—	—	52,664	3,676	48,988	8,006	2016	2017	5700 Pleasant Hill Road
Poole, UK	—	—	4,108	7	—	4,115	543	2024	2013	187 York Road
Port Perry, ON	8,491	3,370	24,497	4,614	3,659	28,822	7,195	2015	2009	15987 Simcoe Street
Port Saint Lucie, FL	—	8,700	47,230	22,082	8,700	69,312	28,002	2008	2010	10685 SW Stony Creek Way
Portage, MI	39,331	2,880	59,764	3,487	2,903	63,228	13,344	2019	2017	3951 W Milham Avenue
Porterville, CA	—	1,739	15,190	2,286	1,866	17,349	3,134	2021	1999	2500 W Henderson Avenue
Potomac, MD	—	—	—	57,935	6,648	51,287	8,279	2018	2021	10800 Potomac Tennis Lane
Powell, OH	—	1,910	18,008	538	1,970	18,486	2,285	2021	2018	3872 Attucks Drive
Powell, OH	—	2,300	26,198	608	2,305	26,801	2,865	2021	2017	10351 Sawmill Parkway
Princeton, NJ	—	1,730	30,888	9,509	1,871	40,256	12,660	2011	2001	155 Raymond Road
Princeton, NJ	—	—	—	31,972	3,768	28,204	2,217	2020	2001	775 Mount Lucas Road
Prior Lake, MN	—	1,870	29,849	924	1,946	30,697	7,124	2015	2003	4685 Park Nicollet Avenue
Prospect, KY	—	2,533	9,963	318	2,541	10,273	1,688	2021	2017	6901 Carslaw Court
Purley, UK	—	5,478	26,154	17,134	7,457	41,309	16,202	2012	2005	21 Russell Hill Road
Purley, UK	—	—	2,553	55	—	2,608	322	2024	1999	86 Downlands Road
Puyallup, WA	—	1,150	20,776	7,467	1,156	28,237	11,565	2010	1985	123 Fourth Avenue NW
Quebec City, QC	4,303	2,103	19,099	6,049	2,291	24,960	5,963	2018	2000	795, Rue Alain
Quebec City, QC	9,058	2,868	24,616	8,496	3,124	32,856	7,804	2018	1987	650 and 700, Avenue Murray
Quebec City, QC	7,334	7,871	50,829	9,830	7,778	60,752	4,186	2023	2005	777 de Belmont Street
Quebec City, QC	2,031	4,115	28,447	3,276	3,971	31,867	3,073	2023	2008	1050 Lebourgneuf Boulevard
Queen Creek, AZ	—	—	—	56,428	8,868	47,560	639	2022	1900	270 W Ocotillo Road
Queensbury, NY	—	1,260	21,744	4,491	1,273	26,222	7,800	2015	1999	27 Woodvale Road
Quincy, IL	—	2,328	16,254	887	2,332	17,137	2,997	2021	2005	823 S 36th Street
Ramsey, MN	—	2,231	31,004	36	2,231	31,040	689	2024	2019	14529 Willemite Street NW
Rancho Cucamonga, CA	—	1,480	10,055	3,821	2,084	13,272	5,714	2013	2001	9519 Baseline Road
Rancho Palos Verdes, CA	—	5,450	60,034	10,035	5,450	70,069	25,980	2012	2004	5701 Crestridge Road
Randolph, NJ	29,300	1,540	46,934	4,155	1,760	50,869	17,892	2013	2006	648 Route 10 W
Rantoul, IL	—	579	4,576	599	584	5,170	1,020	2021	2002	300 Twin Lakes Drive
Reading, UK	—	3,106	21,515	1	3,106	21,516	635	2024	2020	Westall Street
Red Deer, AB	—	1,158	17,903	2,726	1,208	20,579	5,835	2015	2004	3100 - 22 Street
Red Deer, AB	—	1,113	20,740	3,979	1,143	24,689	7,025	2015	2004	10 Inglewood Drive
Redding, CA	24,466	4,474	36,557	2,175	4,474	38,732	8,428	2019	2017	2150 Bechelli Lane
Redding, CA	—	2,639	10,290	2,594	2,688	12,835	2,402	2021	1985	451 Hilltop Drive
Redlands, CA	—	1,966	40,425	2,133	1,977	42,547	7,018	2021	1988	10 Terracina Boulevard
Redwood City, CA	—	—	—	61,703	457	61,246	4,965	2019	2021	1 E Selby Lane
Regina, SK	3,991	1,364	19,429	4,540	1,527	23,806	8,251	2013	1999	3651 Albert Street
Regina, SK	4,064	1,143	19,326	2,959	1,231	22,197	7,606	2013	2004	3105 Hillsdale Street
Regina, SK	11,607	1,407	21,996	6,394	1,507	28,290	6,695	2015	1992	1801 McIntyre Street
Rehoboth Beach, DE	—	960	24,248	10,400	993	34,615	11,778	2010	1999	36101 Seaside Boulevard
Reno, NV	—	1,060	11,440	4,158	1,060	15,598	7,707	2004	1998	5165 Summit Ridge Court
Richmond, UK	—	—	1,052	10	—	1,062	149	2024	1991	Maison Dieu
Richmond, UK	—	—	813	322	—	1,135	118	2024	2005	Greville Road
Richmond, VA	—	6,501	23,697	400	6,528	24,070	4,694	2021	2007	10300 Three Chopt Road
Richmond, TX	—	—	—	6,472	6,472	—	—	2021	1900	NE Corner of Bellaire Road & Mason Road
Ridgeland, MS	—	520	7,675	4,420	520	12,095	6,028	2003	1997	410 Orchard Park
Ridgeland, MS	—	2,659	27,435	2,195	2,659	29,630	2,889	2023	2010	608 Steed Road
Rimouski, QC	5,549	2,690	29,245	8,006	2,545	37,396	3,663	2023	1954	280 Belzile Avenue
Riviere-du-loup, QC	1,734	541	6,951	1,723	625	8,590	2,648	2015	1956	35 Rue des Cedres
Riviere-du-loup, QC	9,248	1,330	15,407	6,347	1,670	21,414	7,143	2015	1993	230-235 Rue des Chenes
Robinson, IL	—	660	3,667	664	665	4,326	1,000	2021	1999	1101 N Monroe Street
Rochester, MI	—	3,527	51,698	19	3,527	51,717	1,508	2024	2019	3095 Blossom Ridge Boulevard
Rochester, MI	—	2,693	25,665	64	2,693	25,729	1,213	2024	2019	3145 Lily Trail
Rochester Hills, MI	—	—	—	7,024	7,024	—	—	2021	1900	3861 S Adams Road/3880 S Boulevard W
Rock Hill, SC	—	1,825	7,676	515	1,852	8,164	1,658	2021	1995	1611 Constitution Boulevard
Rockford, IL	—	1,006	5,119	853	1,025	5,953	1,285	2021	2003	3495 McFarland Road
Rockford, MI	—	2,386	13,546	154	2,406	13,680	2,134	2020	2014	6070 Northland Drive
Rockwall, TX	—	2,220	17,650	1,149	2,220	18,799	4,661	2012	2014	720 E Ralph Hall Parkway
Rocky Hill, CT	—	1,090	6,710	7,060	189	14,671	5,817	2003	1996	60 Cold Spring Road
Rohnert Park, CA	—	6,500	18,700	8,163	6,546	26,817	13,085	2005	1986	4855 Snyder Lane
Romeoville, IL	—	854	12,646	63,886	6,139	71,247	26,836	2006	2010	605 S Edward Drive
Roseburg, OR	—	979	12,388	1,475	980	13,862	1,509	2021	1984	1800 NW Hughwood Avenue
Roseville, MN	—	1,540	35,877	2,384	1,648	38,153	13,209	2013	2002	2555 Snelling Avenue N
Roseville, MN	—	2,140	24,679	891	2,290	25,420	5,910	2015	1989	2750 N Victoria Street
Roseville, CA	—	3,300	41,652	10,216	3,300	51,868	15,732	2016	2000	5161 Foothills Boulevard
Roseville, CA	—	3,011	55,057	—	3,011	55,057	4,820	2022	2021	2400 Pleasant Grove Boulevard
Roseville, CA	—	—	—	45,565	3,786	41,779	104	2022	1900	275 Roseville Parkway
Roswell, GA	—	2,080	6,486	4,709	2,380	10,895	4,879	2012	1997	75 Magnolia Street
Round Rock, TX	—	2,358	15,477	2,459	2,358	17,936	2,575	2021	2007	310 Chisholm Trail
Rowlett, TX	—	1,612	21,319	302	1,652	21,581	2,809	2020	2019	4205-4209 Dalrock Road
Royal Leamington Spa, UK	—	—	4,106	22	—	4,128	543	2024	2014	Old Milverton Lane
Sabre Springs, CA	—	—	—	47,499	3,726	43,773	6,949	2016	2017	12515 Springhurst Drive
Sachse, TX	—	6,346	30,025	916	6,225	31,062	2,160	2021	2023	4615 The Station Boulevard
Sacramento, CA	—	940	14,781	7,693	952	22,462	8,697	2010	1978	6350 Riverside Boulevard
Sacramento, CA	—	1,300	23,394	3,385	1,369	26,710	9,490	2013	2004	345 Munroe Street
Saffron Walden, UK	—	—	7	—	—	7	—	2024	1900	Radwinter Road
Saginaw, MI	—	1,483	17,915	1,579	1,535	19,442	3,807	2021	1997	4141 McCarty Road
Saint Albert, AB	4,734	986	15,385	3,479	1,131	18,719	7,205	2014	2005	78c McKenney Avenue
Saint Bruno, QC	—	8,833	59,921	5,053	8,769	65,038	5,559	2023	2022	1470 Rue Roberval
Saint Charles, MO	—	3,451	41,346	23,712	4,197	64,312	4,646	2023	2018	3330 Ehlmann Road
Saint Johns, MI	—	794	5,682	345	821	6,000	936	2022	2008	1507 Glastonbury Drive
Saint Petersburg, FL	—	9,218	39,883	6,274	9,569	45,806	19,501	2021	1973	1255 Pasadena Avenue S
Saint-Lambert, QC	25,328	9,381	56,608	12,352	10,322	68,019	25,375	2015	1989	1705 Avenue Victoria
Salaberry-de-Valleyfield, QC	12,392	1,645	13,270	3,856	1,761	17,010	2,903	2022	1970	88 Rue Dufferin
Sale, UK	—	—	3,168	11	—	3,179	414	2024	2020	1 Oakfield
Salem, OR	—	918	9,659	1,969	918	11,628	2,569	2020	1999	4452 Lancaster Drive NE
Salem, OR	—	1,227	8,632	2,360	1,227	10,992	2,683	2020	1997	4050 12th Street Cutoff SE
Salem, OR	—	2,876	19,824	1,200	2,888	21,012	2,457	2021	1980	707 Madrona Avenue SE
Salinas, CA	—	5,110	41,424	13,617	5,155	54,996	18,302	2016	1990	1320 Padre Drive
Salisbury, UK	—	—	2,665	42	—	2,707	350	2024	2015	Shapland Close
Salisbury, UK	—	2,040	11,451	8,168	2,761	18,898	5,556	2014	2013	Shapland Close
Salt Lake City, UT	—	1,360	19,691	4,338	1,396	23,993	10,130	2011	1986	1430 E 4500 S
San Antonio, TX	—	—	—	37,791	6,120	31,671	11,282	2010	2011	2702 Cembalo Boulevard
San Antonio, TX	—	5,045	58,048	4,236	5,045	62,284	14,505	2017	2015	11300 Wild Pine
San Antonio, TX	—	11,686	69,930	10,505	11,686	80,435	17,838	2019	2016	6870 Heuermann Road
San Antonio, TX	—	2,262	31,075	3,605	2,262	34,680	3,795	2023	2016	15430 Huebner Road
San Antonio, TX	18,833	3,316	20,867	15	3,316	20,882	549	2024	2017	9003 Vista W Drive
San Diego, CA	—	5,810	63,078	10,390	5,810	73,468	29,159	2012	2001	13075 Evening Creek Drive S
San Diego, CA	—	3,000	27,164	3,010	3,016	30,158	10,617	2013	2003	810 Turquoise Street
San Diego, CA	27,184	4,179	40,328	2,215	4,179	42,543	8,041	2019	2017	955 Grand Avenue
San Francisco, CA	—	5,920	91,639	18,309	5,920	109,948	32,390	2016	1998	1550 Sutter Street
San Francisco, CA	—	11,800	77,214	12,892	11,800	90,106	27,023	2016	1923	1601 19th Avenue
San Francisco, CA	—	—	—	53,250	13,894	39,356	6,555	2019	1992	1450 Post Street
San Gabriel, CA	—	3,120	15,566	2,668	3,170	18,184	6,817	2013	2005	8332 Huntington Drive
San Jose, CA	—	3,280	46,823	10,442	3,280	57,265	20,888	2012	2002	500 S Winchester Boulevard
San Jose, CA	—	11,900	27,647	8,398	11,966	35,979	11,214	2016	2002	4855 San Felipe Road
San Rafael, CA	—	1,620	27,392	7,008	1,620	34,400	9,914	2016	2001	111 Merrydale Road
San Ramon, CA	—	8,700	72,223	15,507	8,783	87,647	25,531	2016	1992	9199 Fircrest Lane
San Ramon, CA	—	4,361	18,373	45	4,361	18,418	819	2024	1900	12720 Alcosta Boulevard
Sand Springs, OK	—	910	19,654	990	915	20,639	6,629	2012	2002	4402 S 129th Avenue W
Sandusky, MI	—	967	6,738	120	987	6,838	1,132	2020	2008	70 W Argyle Avenue
Sandy Springs, GA	—	2,214	8,360	2,179	2,220	10,533	5,065	2012	1997	5455 Glenridge Drive NE
Santa Ana, CA	—	2,077	3,145	2,612	2,077	5,757	1,498	2021	1992	3730 S Greenville Street
Santa Monica, CA	15,820	5,250	28,340	2,771	5,266	31,095	11,032	2013	2004	1312 15th Street
Santa Rosa, CA	—	2,250	26,273	6,047	2,309	32,261	9,424	2016	2001	4225 Wayvern Drive
Santa Rosa, CA	—	6,484	52,195	2,537	6,484	54,732	5,945	2022	2013	4210 Thomas Lake Harris Drive
Sarasota, FL	—	20,105	96,495	18,949	19,724	115,825	15,823	2021	1985	3260 Lake Pointe Boulevard
Saskatoon, SK	2,462	853	12,084	4,066	938	16,065	5,211	2013	1999	220 24th Street E
Saskatoon, SK	9,913	1,190	15,166	4,246	1,428	19,174	6,298	2013	2004	1622 Acadia Drive
Savannah, GA	—	1,733	16,218	2,590	1,763	18,778	3,199	2021	1998	6206 Waters Avenue
Schaumburg, IL	—	2,460	22,863	2,062	2,509	24,876	9,686	2013	2001	790 N Plum Grove Road
Schererville, IN	—	3,693	30,512	4,803	3,693	35,315	4,216	2023	2017	7770 Burr Street
Scranton, PA	9,934	896	10,591	983	875	11,595	2,723	2019	2014	1651 Dickson Avenue
Seaham, UK	—	—	—	46	—	46	2	2024	2004	Church Lane
Seal Beach, CA	—	6,204	72,954	9,664	6,308	82,514	31,105	2013	2004	3850 Lampson Avenue
Seattle, WA	26,675	10,670	37,291	8,078	10,700	45,339	18,909	2010	2005	805 4th Avenue N
Seattle, WA	—	1,150	19,887	3,679	1,150	23,566	7,456	2015	1995	11039 17th Avenue
Selbyville, DE	—	750	25,912	2,466	769	28,359	10,223	2010	2008	21111 Arrington Drive
Sevenoaks, UK	—	4,598	29,931	16,136	6,272	44,393	18,344	2012	2009	64 - 70 Westerham Road
Sevenoaks, UK	—	—	5,371	18	—	5,389	724	2024	2017	Bourchier Close
Severna Park, MD	—	—	67,623	7,516	53	75,086	20,600	2016	1997	43 W McKinsey Road
Shawnee, KS	—	2,109	22,141	644	2,109	22,785	2,305	2022	2020	7200 Silverheel Street
Shelburne, VT	—	1,040	51,327	674	1,040	52,001	3,823	2024	1999	185 Pine Haven Shores
Shelby Township, MI	13,180	1,040	26,344	1,453	1,110	27,727	10,026	2013	2006	46471 Hayes Road
Sherman, TX	—	700	5,221	3,342	700	8,563	3,084	2005	2006	1011 E Pecan Grove Road
Sherman, TX	—	1,712	22,567	1,580	1,852	24,007	5,141	2021	1986	3701 N Loy Lake Road
Sherman, TX	—	—	—	32,291	1,503	30,788	172	2022	1900	23382 W Lamberth Road
Shrewsbury, NJ	—	2,120	38,116	6,708	2,165	44,779	15,735	2010	2000	5 Meridian Way
Shrewsbury, UK	—	3,515	23,108	1	3,515	23,109	570	2024	2023	Oteley Road
Sidcup, UK	—	5,538	42,078	28,080	7,525	68,171	27,540	2012	2000	Frognal Avenue
Sidcup, UK	—	—	4,943	43	—	4,986	665	2024	2019	2 Frognal Avenue
Silver Spring, MD	—	—	—	65,074	3,449	61,625	9,747	2016	2018	2201 Colston Drive
Silver Spring, MD	—	6,482	83,642	21,563	6,804	104,883	29,296	2018	1992	3701 International Drive
Silvis, IL	—	880	16,420	1,100	1,166	17,234	6,288	2010	2005	1900 10th Street
Simi Valley, CA	—	3,200	16,664	5,241	3,340	21,765	8,523	2013	2009	190 Tierra Rejada Road
Simi Valley, CA	—	5,510	51,406	12,081	5,510	63,487	20,024	2016	2003	5300 E Los Angeles Avenue
Simi Valley, CA	—	3,084	40,520	804	3,084	41,324	3,880	2022	2021	3110 Royal Avenue
Slough, UK	—	49	5,034	35	49	5,069	452	2024	2009	Forest Close
Solihull, UK	—	4,021	34,337	1	2,794	26,115	12,379	2012	2009	1270 Warwick Road
Solihull, UK	—	—	—	24,922	2,351	22,571	7,638	2018	2009	1270 Warwick Road
Solihull, UK	—	2,656	19,379	11,532	3,602	29,965	10,409	2013	2007	1 Worcester Way
Solihull, UK	—	1,597	9,131	2,805	1,878	11,655	2,887	2015	2016	Warwick Road
Sonning, UK	—	4,198	31,356	17,280	5,705	47,129	17,186	2013	2009	Old Bath Road
Sonoma, CA	—	1,100	18,400	9,142	1,109	27,533	12,981	2005	1988	800 Oregon Street
Sonoma, CA	—	2,820	21,890	6,044	2,820	27,934	8,627	2016	2005	91 Napa Road
South Burlington, VT	—	4,437	20,789	213	4,437	21,002	1,990	2024	2016	465 Quarry Hill Road
South Croydon, UK	—	—	295	1	—	296	10	2024	2011	2 Langley Oaks Avenue
South Haven, MI	—	1,140	7,793	762	1,151	8,544	1,505	2022	2001	706 Kentucky Avenue
South Jordan, UT	—	4,646	42,705	6,010	4,685	48,676	11,606	2020	2015	11289 S Oakmond Road
South Shields, UK	—	—	2,416	22	—	2,438	305	2024	2004	63 Horsley Hill Square
Southampton, PA	—	2,592	14,945	29	2,592	14,974	403	2024	2020	1160 Street Road
Southampton, UK	—	2,785	26,662	14	2,785	26,676	695	2024	2021	123 Barnes Lane
Southampton, UK	—	—	3,425	2	—	3,427	455	2024	2019	2 Southampton Road
Southampton, UK	—	—	7	—	—	7	—	2024	1900	75 The Avenue
Southbourne, UK	—	4,111	31,647	18,562	5,609	48,711	17,883	2013	2008	42 Belle Vue Road
Southlake, TX	—	6,207	56,805	10,996	6,207	67,801	18,441	2019	2008	101 Watermere Drive
Spokane, WA	—	3,200	25,064	6,283	3,200	31,347	12,955	2013	2001	3117 E Chaser Lane
Spokane, WA	—	2,580	25,342	5,346	2,580	30,688	11,909	2013	1999	1110 E Westview Court
Spokane, WA	—	1,334	11,997	1,773	1,336	13,768	1,549	2021	1985	1616 E 30th Avenue
Spokane, WA	17,300	1,968	32,430	46	1,968	32,476	783	2024	2012	12710 N Mill Road
Spokane, WA	—	1,594	28,307	49	1,594	28,356	693	2024	2012	3304 E 44th Avenue
Springdale, AR	—	2,950	28,237	866	2,990	29,063	6,508	2021	1996	5000 Arkanshire Circle
Springfield, IL	—	1,166	18,767	1,270	1,197	20,006	3,280	2021	1990	2601 Montvale Drive
Springfield, MO	—	1,667	17,972	3,000	1,696	20,943	3,099	2021	1987	2900 S Jefferson
St Ives, UK	—	—	3,139	48	—	3,187	412	2024	2014	London Road
St. Paul, MN	—	2,100	33,019	1,151	2,190	34,080	7,835	2015	1996	750 Mississippi River
Stanley, UK	—	—	1,901	81	—	1,982	235	2024	2005	Wear Road
Stanmore, UK	—	148	11,343	82	148	11,425	492	2024	1995	Clamp Hill
Stansted, UK	—	2,353	17,862	48	2,353	17,910	557	2024	2014	Coltsfield
Stephenville, TX	—	1,072	3,464	1,991	1,072	5,455	1,409	2021	1990	2305 Lingleville Highway
Stittsville, ON	—	1,079	15,983	1,862	1,192	17,732	6,144	2013	1996	1340 - 1354 Main Street
Stockton, CA	—	2,280	5,983	5,802	2,372	11,693	4,810	2010	1988	6725 Inglewood
Stonehaven, UK	—	145	2,509	96	145	2,605	191	2024	1998	Kirkton Road
Stowmarket, UK	—	—	2,676	—	—	2,676	339	2024	2015	Bittern Crescent
Stratford-upon-avon, UK	—	2,353	14,455	212	2,353	14,667	474	2024	2013	Evesham Road
Strongsville, OH	8,726	1,128	10,940	654	1,123	11,599	3,307	2019	2017	15100 Howe Road
Strongsville, OH	—	2,577	13,463	1,252	2,578	14,714	2,995	2021	2002	19205 Pearl Road
Stroud, UK	—	—	3,780	19	—	3,799	494	2024	2014	123 Westward Road
Stuart, FL	—	5,276	24,182	1,671	5,276	25,853	5,912	2019	2019	2625 SE Cove Road
Studio City, CA	—	4,006	25,307	3,984	4,128	29,169	10,924	2013	2004	4610 Coldwater Canyon Avenue
Suffield, CT	—	4,439	31,660	4,890	5,048	35,941	8,627	2019	1998	7 Canal Road
Sugar Land, TX	—	960	31,423	3,168	960	34,591	13,823	2011	1996	1221 Seventh Street
Sugar Land, TX	—	4,272	60,493	7,398	4,272	67,891	18,331	2017	2015	744 Brooks Street
Summerville, SC	—	2,175	18,017	834	2,199	18,827	2,894	2021	2017	4015 2nd Avenue
Summerville, SC	—	6,862	75,991	3,229	6,908	79,174	5,444	2023	2022	267 Grand Cypress Road
Summit, NJ	—	3,080	14,152	15,013	3,110	29,135	6,172	2011	2001	41 Springfield Avenue
Sun City West, AZ	—	1,250	21,778	4,045	1,250	25,823	9,600	2012	1998	13810 W Sandridge Drive
Sunninghill, UK	—	11,216	40,724	2,112	11,418	42,634	8,903	2014	2017	Bagshot Road
Sunnyvale, CA	—	5,420	41,682	5,171	5,420	46,853	18,131	2012	2002	1039 E El Camino Real
Sunnyvale, CA	—	15,005	61,543	5,131	15,005	66,674	2,591	2020	2023	581 E Fremont Avenue
Superior, WI	—	1,020	13,735	6,501	1,066	20,190	6,233	2009	2010	1915 N 34th Street
Surrey, BC	4,054	2,596	13,550	8,560	3,488	21,218	8,392	2013	2000	16028 83rd Avenue
Sutton, UK	—	4,088	14,502	2,262	4,157	16,695	3,694	2015	2016	123 Westmead Road
Sutton Coldfield, UK	—	2,844	11,461	1,307	2,848	12,764	2,802	2015	2016	134 Jockey Road
Sutton Coldfield, UK	—	—	3,164	41	—	3,205	418	2024	2018	538 Lichfield Road
Suwanee, GA	—	1,560	11,538	2,043	1,560	13,581	6,080	2012	2000	4315 Johns Creek Parkway
Swartz Creek, MI	—	925	7,524	506	941	8,014	1,254	2022	2017	4276 Kroger Drive
Sway, UK	—	3,109	11,631	6,840	4,207	17,373	5,264	2014	2008	Sway Place
Swift Current, SK	—	428	8,794	2,194	491	10,925	3,572	2013	2001	301 Macoun Drive
Sycamore, IL	—	1,033	11,401	1,320	1,051	12,703	2,173	2021	2003	1440 Somonauk Street
Sylvania, OH	10,686	1,205	11,991	78	1,205	12,069	2,506	2019	2019	4120 King Road
Syracuse, NY	12,103	1,440	11,675	1,723	1,576	13,262	3,220	2019	2011	6715 Buckley Road
Tacoma, WA	—	4,170	73,377	24,404	4,170	97,781	33,426	2016	1987	8201 6th Avenue
Tallahassee, FL	—	1,264	9,652	937	1,264	10,589	1,690	2021	1999	100 John Knox Road
Tallmadge, OH	13,955	1,096	19,504	1,208	1,106	20,702	2,741	2022	2016	73 East Avenue
Tarboro, NC	—	1,643	11,124	5,986	1,739	17,014	9,346	2021	1983	200 Trade Street
Taylor, PA	11,700	1,942	12,011	218	1,960	12,211	2,370	2019	2020	512 Oak Street
Temple, TX	—	—	—	25,853	5,999	19,854	321	2021	1900	8015 W Adams Avenue
Tettenahall, UK	—	2,188	6,636	5,043	2,980	10,887	4,489	2013	2008	73 Wergs Road
Texarkana, TX	—	1,403	7,512	2,038	1,530	9,423	1,793	2021	1999	5415 Cowhorn Creek Road
Thame, UK	—	3,851	13,421	1	3,851	13,422	333	2024	2023	1 Stock Road
The Villages, FL	—	1,268	57,570	24,241	1,268	81,811	5,988	2023	2013	1490 Killingsworth Way
The Woodlands, TX	—	480	12,379	1,690	480	14,069	5,537	2011	1999	7950 Bay Branch Drive
Thorrington, UK	—	—	—	11	—	11	—	2024	2012	Tenpenny Hill
Tipp City, OH	—	1,223	15,421	1,525	1,238	16,931	2,960	2022	2018	8001 Red Buckeye Drive
Toms River, NJ	—	1,610	34,627	4,518	1,716	39,039	13,843	2010	2005	1587 Old Freehold Road
Tonawanda, NY	13,656	1,554	13,332	2,024	1,636	15,274	3,746	2019	2011	300 Fries Road
Tonawanda, NY	14,230	2,460	12,564	2,217	2,463	14,778	3,781	2019	2009	285 Crestmount Avenue
Topeka, KS	—	260	12,712	512	260	13,224	4,464	2012	2011	1931 SW Arvonia Place
Toronto, ON	3,582	1,037	5,154	937	1,005	6,123	2,207	2013	1982	25 Centennial Park Road
Toronto, ON	—	3,145	30,301	4,234	3,393	34,287	12,343	2013	1973	1055 and 1057 Don Mills Road
Toronto, ON	—	4,906	49,477	6,121	5,129	55,375	22,171	2013	1988	8 the Donway E
Toronto, ON	—	1,872	18,289	7,059	1,933	25,287	6,058	2015	1999	4251 Dundas Street W
Toronto, ON	27,404	4,747	38,533	7,983	4,966	46,297	16,200	2015	1964	10 William Morgan Drive
Toronto, ON	—	2,302	7,029	4,803	2,663	11,471	3,202	2015	1971	123 Spadina Road
Torrance, CA	—	3,497	73,138	1,378	3,519	74,494	15,870	2016	2016	25535 Hawthorne Boulevard
Traverse City, MI	—	1,042	26,327	2,993	1,074	29,288	5,127	2021	2001	3950 Sumac Drive
Tring, UK	—	—	7	—	—	7	—	2024	1900	Land at Morningside Farm
Trinity, FL	—	5,050	38,502	324	5,050	38,826	2,153	2024	1900	1900 Blue Fox Way
Troy, NY	—	1,787	14,123	2,741	1,777	16,874	2,459	2021	1997	59 Harris Road
Tuckahoe, NY	—	9,298	30,934	3,848	9,350	34,730	5,833	2021	1999	1 Rivervue Place
Tucson, AZ	—	830	6,179	8,368	830	14,547	5,647	2012	1997	5660 N Kolb Road
Tucson, AZ	—	6,978	78,932	8,046	7,164	86,792	25,261	2021	1987	2001 W Rudasill Road
Tulsa, OK	—	1,330	21,285	3,238	1,448	24,405	12,646	2010	1986	8887 S Lewis Avenue
Tulsa, OK	—	1,320	10,087	394	1,320	10,481	3,731	2011	2012	7902 S Mingo Road E
Tulsa, OK	12,070	1,752	28,421	305	1,752	28,726	6,130	2017	2014	701 W 71st Street S
Tulsa, OK	—	3,161	14,219	796	3,201	14,975	3,044	2021	2005	7401 Riverside Drive
Tulsa, OK	—	3,053	15,596	3,093	3,053	18,689	2,766	2023	2017	10802 E 81st Street
Turlock, CA	—	2,266	13,002	3,268	2,266	16,270	4,170	2019	2001	3791 Crowell Road
Tuscola, IL	—	477	5,582	644	633	6,070	1,128	2021	2004	1106 E Northline Road
Twickenham, UK	—	—	854	360	—	1,214	112	2024	2004	Vicarage Road
Twinsburg, OH	8,366	1,042	8,396	650	1,049	9,039	2,683	2019	2016	3092 Kendal Lane
Tyler, TX	—	650	5,268	2,461	650	7,729	2,924	2006	2007	5550 Old Jacksonville Highway
Tyler, TX	—	1,306	10,515	2,568	1,383	13,006	2,278	2021	1998	506 Rice Road
Union, KY	—	—	—	34,604	2,283	32,321	4,459	2018	2020	9255 US-42
Upland, CA	—	3,160	42,596	1,108	3,160	43,704	12,147	2015	2014	2419 N Euclid Avenue
Upper Providence, PA	—	1,900	28,195	1,298	1,909	29,484	7,522	2013	2015	1133 Black Rock Road
Upper St Claire, PA	—	1,102	13,455	3,036	1,256	16,337	6,444	2013	2005	500 Village Drive
Urbandale, IA	—	1,758	5,514	1,732	1,758	7,246	1,907	2021	2012	8525 Urbandale Avenue
Utica, NY	—	2,596	36,067	2,434	2,596	38,501	5,360	2022	2018	1 Patriot Circle
Vacaville, CA	—	900	17,100	8,480	900	25,580	12,181	2005	1987	799 Yellowstone Drive
Vallejo, CA	—	4,000	18,000	10,014	4,030	27,984	13,078	2005	1989	350 Locust Drive
Vallejo, CA	—	2,330	15,407	2,742	2,330	18,149	7,726	2010	1990	2261 Tuolumne
Vancouver, WA	—	1,820	19,042	3,504	1,821	22,545	8,971	2010	2006	10011 NE 118th Avenue
Vancouver, WA	—	1,406	14,328	2,946	1,406	17,274	3,332	2020	2001	201 NW 78th Street
Vancouver, WA	—	4,783	97,858	16,457	4,783	114,315	19,961	2022	2001	5500 NE 82nd Avenue
Vancouver, WA	—	5,188	101,400	14,964	5,188	116,364	19,659	2022	2008	415 SE 177th Avenue
Vancouver, WA	—	1,477	22,773	980	1,477	23,753	2,593	2022	2015	5300 NE 82nd Avenue
Vancouver, WA	31,283	3,512	44,776	—	3,512	44,776	387	2024	2020	10500 NE 51st Circle
Vancouver, BC	—	6,690	6,038	3,378	6,960	9,146	6,348	2015	1974	2803 W 41st Avenue
Vancouver, BC	—	—	—	64,928	10,184	54,744	658	2017	1900	6325 Clarendon Street
Vandalia, IL	—	800	5,334	524	834	5,824	1,334	2021	2003	1607 W Fillmore Street
Vaudreuil, QC	5,957	1,694	12,998	2,920	1,776	15,836	5,163	2015	1975	333 Rue Querbes
Venice, FL	—	13,646	102,226	505	13,757	102,620	16,666	2021	2019	19600 Floridian Club Drive
Venice, FL	—	1,150	10,674	1,014	1,150	11,688	4,566	2008	2009	1600 Center Road
Vernon, BC	29,092	3,593	40,407	4,154	3,675	44,479	6,328	2022	2018	1800 58th Avenue
Vero Beach, FL	—	2,930	40,070	28,999	2,930	69,069	34,962	2007	2003	7955 16th Manor
Vero Beach, FL	—	1,256	11,204	377	1,256	11,581	1,914	2021	2007	4150 Indian River Boulevard
Vero Beach, FL	—	3,580	31,735	6,496	4,290	37,521	4,802	2021	2005	910 Regency Square
Victoria, BC	4,482	2,056	12,988	6,411	2,773	18,682	7,271	2013	1974	3000 Shelbourne Street
Victoria, BC	—	2,651	11,358	5,949	3,562	16,396	6,586	2013	1988	3051 Shelbourne Street
Victoria, BC	—	2,275	14,129	2,790	2,405	16,789	4,708	2015	1990	3965 Shelbourne Street
Ville de Sainte-Marie, QC	9,090	3,777	25,122	6,292	3,671	31,520	3,209	2023	2006	46 Avenue du Bocage
Ville de Saint-Georges, QC	—	2,962	19,572	6,353	2,763	26,124	2,632	2023	1986	1020 175e Street
Virginia Water, UK	—	5,286	22,268	15,962	5,482	38,034	18,328	2012	2002	Christ Church Road
Visalia, CA	—	868	16,855	3,755	913	20,565	3,834	2021	1987	4119 W Walnut Avenue
Voorhees, NJ	—	3,700	24,312	3,736	3,883	27,865	9,500	2012	2013	311 Route 73
Waco, TX	—	1,383	11,020	2,301	1,418	13,286	2,119	2021	1997	3209 Village Green Drive
Waco, TX	—	1,755	8,435	289	1,755	8,724	1,362	2024	2016	5317 Speegleville Road
Waconia, MN	—	890	14,726	5,197	988	19,825	6,607	2011	2005	500 Cherry Street
Wall, NJ	—	1,650	25,350	5,422	1,749	30,673	10,665	2011	2003	2021 Highway 35
Walla Walla, WA	—	1,414	2,399	838	1,415	3,236	731	2021	1987	1400 Dalles Military Road
Walla Walla, WA	9,435	1,207	20,579	9	1,207	20,588	517	2024	2011	1706 Fairway Drive
Walnut Creek, CA	—	3,700	12,467	4,858	3,826	17,199	7,647	2013	1998	2175 Ygnacio Valley Road
Walnut Creek, CA	—	10,320	100,890	25,481	10,469	126,222	38,400	2016	1988	1580 Geary Road
Walnut Creek, CA	—	7,167	107,732	15,856	7,224	123,531	19,026	2022	1991	1700 Tice Valley Boulevard
Walnut Creek, CA	—	4,243	—	—	4,243	—	—	2022	1900	1700 Tice Valley Boulevard
Wandsworth, UK	—	—	—	71,267	22,760	48,507	6,753	2017	2020	94 North Side Wandsworth Common
Wantage, UK	—	3,890	19,807	15	3,890	19,822	160	2024	1900	3 Buttercup Road
Ware, UK	—	—	3,982	11	—	3,993	515	2024	2017	Baldock Street
Warminster, PA	—	3,599	43,315	96	3,599	43,411	757	2024	2021	945 York Road
Warner Robins, GA	—	4,277	57,330	1,105	4,289	58,423	2,886	2023	2023	91 Bass Road
Warsaw, NY	—	2,148	8,452	1,018	2,308	9,310	1,750	2022	2019	5378 Conable Way
Washington, DC	—	4,000	69,154	302	4,021	69,435	21,719	2013	2004	5111 Connecticut Avenue NW
Washington Court House, OH	—	228	2,408	513	230	2,919	464	2021	1995	500 Glenn Avenue
Watchung, NJ	—	1,920	24,880	7,228	2,225	31,803	10,296	2011	2000	680 Mountain Boulevard
Waterford, MI	—	988	13,206	2,452	1,022	15,624	2,720	2021	1999	900 N Cass Lake Road
Waterlooville, UK	—	—	4,094	8	—	4,102	546	2024	2018	Portsmouth Road
Waterville, OH	—	2,574	44,647	1,644	2,634	46,231	7,138	2020	2018	1470 Pray Boulevard
Waukee, IA	—	1,870	31,878	2,212	1,903	34,057	10,932	2012	2007	1650 SE Holiday Crest Circle
Waxahachie, TX	—	650	5,763	2,434	650	8,197	2,961	2007	2008	1329 Brown Street
Wayland, MA	—	1,207	27,462	2,697	1,467	29,899	11,736	2013	1997	285 Commonwealth Road
Weatherford, TX	—	660	5,261	2,400	660	7,661	2,777	2006	2007	1818 Martin Drive
Webster, TX	—	3,359	25,411	291	3,359	25,702	2,458	2024	2017	14520 TX-3
Webster Groves, MO	—	1,790	15,425	3,271	1,846	18,640	7,558	2011	2012	45 E Lockwood Avenue
Wellesley, MA	—	4,690	77,462	6,650	4,690	84,112	23,846	2015	2012	23 & 27 Washington Street
Wellesley, MA	—	—	—	13,200	13,200	—	—	2021	1900	200 Pond Road
Wells Branch, TX	18,482	5,477	17,668	5	5,477	17,673	478	2024	2016	14508 Owen-Tech Boulevard
Wentzville, MO	—	2,489	34,358	7,585	2,675	41,757	3,498	2023	2019	110 Perry Cate Boulevard
Wesley Chapel, FL	—	—	—	14,240	2,424	11,816	31	2022	1900	Bruce B Downs Boulevard
West Babylon, NY	—	3,960	47,085	3,571	4,062	50,554	17,746	2013	2003	580 Montauk Highway
West Bend, WI	—	620	17,790	556	641	18,325	6,145	2010	2011	2130 Continental Drive
West Bloomfield, MI	—	1,040	12,300	1,490	1,251	13,579	5,086	2013	2000	7005 Pontiac Trail
West Chester Township, OH	—	2,319	47,857	1,741	2,319	49,598	7,730	2020	2019	7129 Gilmore Road
West Drayton, UK	—	35	5,018	46	35	5,064	358	2024	2004	The Green
West Drayton, UK	—	—	—	14	—	14	—	2024	2000	Mill Road
West End, UK	—	2,887	12,090	1,017	2,936	13,058	2,720	2016	2017	12 Streets Heath, West End
West Hills, CA	—	2,600	7,521	3,538	2,658	11,001	4,765	2013	2002	9012 Topanga Canyon Road
West Kelowna, BC	22,294	3,435	29,805	3,430	3,513	33,157	4,492	2022	2005	2505 Ingram Road
West Seneca, NY	8,589	1,432	6,684	1,511	1,313	8,314	2,240	2019	2000	1187 Orchard Park Drive
West Seneca, NY	8,812	1,323	7,547	886	1,060	8,696	2,135	2019	2007	2341 Union Road
West Vancouver, BC	12,949	5,083	20,273	14,885	6,822	33,419	11,706	2013	1987	2095 Marine Drive
Westbourne, UK	—	4,047	30,809	20,057	5,512	49,401	20,020	2013	2006	16-18 Poole Road
Westbury-on-Trym, UK	—	2,262	24,348	19	2,262	24,367	616	2024	2019	Southmead Road
Westerville, OH	—	1,257	9,550	455	1,267	9,995	1,386	2022	2013	865 Maxtown Road
Westerville, OH	19,875	1,908	29,363	478	1,922	29,827	2,315	2023	2012	730 N Spring Road
Westfield, MA	—	3,406	29,114	15,163	4,316	43,367	3,234	2023	2013	551 North Road
Westford, MA	—	1,440	32,607	1,195	1,468	33,774	9,582	2015	2013	108 Littleton Road
Westworth Village, TX	—	2,060	31,296	229	2,060	31,525	8,335	2014	2014	25 Leonard Trail
Weymouth, MA	—	7,688	71,023	12	7,688	71,035	2,395	2021	2023	1435 Main Street
Weymouth, UK	—	1,943	12,413	5,996	2,629	17,723	5,053	2014	2013	Cross Road
Wheatfield, NY	—	1,357	9,601	1,645	1,480	11,123	1,790	2022	2008	3979 Forest Park Way
White Marsh, MD	—	—	—	10,187	10,187	—	—	2021	1900	8110 Perry Hall Boulevard
White Oak, MD	—	2,304	24,768	3,479	2,463	28,088	10,581	2013	2002	11621 New Hampshire Avenue
Whitehall, MI	—	1,645	6,789	54	1,645	6,843	1,348	2020	2012	6827 Whitehall Road
Whitesboro, NY	11,639	1,630	12,001	1,567	1,711	13,487	3,245	2019	2015	4770 Middle Settlement Road
Whitstable, UK	—	—	3,600	2	—	3,602	477	2024	2019	Thanet Way
Wichita, KS	—	1,400	11,000	900	1,400	11,900	7,916	2006	1997	505 N Maize Road
Wichita, KS	—	630	19,747	1,560	630	21,307	6,944	2012	2009	2050 N Webb Road
Wichita, KS	—	900	10,134	721	900	10,855	3,872	2011	2012	10600 E 13th Street N
Willoughby, OH	11,514	1,309	10,540	897	1,315	11,431	2,707	2019	2016	35100 Chardon Road
Wilmington, DE	—	1,040	23,338	2,943	1,326	25,995	9,982	2013	2004	2215 Shipley Street
Wilmington, NC	—	1,538	28,202	746	1,608	28,878	3,067	2021	1991	1402 Hospital Plaza Drive
Wilmington, NC	25,583	6,427	35,832	1,654	6,656	37,257	2,331	2023	2017	7220 Myrtle Grove Road
Wilmington, NC	—	7,974	93,012	53,803	10,556	144,233	9,562	2023	2016	630 Carolina Bay Drive
Wilmslow, UK	—	—	—	7	—	7	—	2024	1900	107 Manchester Road
Wimbledon, UK	—	—	—	25,198	7,550	17,648	4,707	2015	2016	6 Victoria Drive
Winchester, UK	—	4,470	21,872	12,920	6,098	33,164	12,630	2012	2010	Stockbridge Road
Windsor, UK	—	—	3,869	19	—	3,888	514	2024	2018	Helston Lane
Windsor, UK	—	—	623	120	—	743	78	2024	2007	1 Dedworth Road
Winnipeg, MB	—	1,172	19,965	4,160	1,473	23,824	7,952	2013	1988	3161 Grant Avenue
Winnipeg, MB	9,018	1,210	14,340	4,444	1,284	18,710	5,647	2015	1999	125 Portsmouth Boulevard
Witney, UK	—	—	2,341	10	—	2,351	356	2024	2019	Curbridge Road
Woking, UK	—	—	888	14	—	902	100	2024	2003	Kingfield Road
Woodbury, NJ	—	2,210	22,633	403	2,210	23,036	2,008	2024	1900	122-124 Green Avenue
Woodbury, MN	—	1,317	20,935	660	1,381	21,531	4,674	2017	2015	2195 Century Avenue S
Woodland Hills, CA	—	3,400	20,478	4,044	3,456	24,466	8,886	2013	2005	20461 Ventura Boulevard
Wooster, OH	13,374	1,560	22,555	2,213	1,616	24,712	3,748	2022	2014	939 Portage Road
Worcester, UK	—	—	4,382	26	—	4,408	582	2024	2014	Charles Hastings Way
Wyoming, MI	—	3,373	25,319	3,174	3,611	28,255	5,485	2021	1999	2380 Aurora Pond Drive SW
Yakima, WA	—	1,104	10,707	2,529	1,210	13,130	1,396	2021	1988	620 N 34th Avenue
Yardley, PA	—	2,832	34,900	96	2,832	34,996	830	2024	2020	255 Oxford Valley Road
Yate, UK	—	3,404	21,276	—	3,404	21,276	173	2024	1900	Fletcher Road
Yonkers, NY	—	3,962	50,107	3,631	4,074	53,626	19,297	2013	2005	65 Crisfield Street
York, UK	—	4,564	32,847	118	4,564	32,965	423	2024	2017	Bishopthorpe Road
Yorkton, SK	2,031	438	8,294	1,714	436	10,010	3,219	2013	2001	94 Russell Drive
Zionsville, IN	—	—	—	26,480	1,625	24,855	8,936	2010	2009	11755 N Michigan Road
Zionsville, IN	—	2,162	33,238	548	2,164	33,784	4,010	2021	2018	6800 Central Boulevard
Seniors Housing Operating Total	$2,042,580	$2,691,130	$23,420,021	$6,501,381	$3,197,957	29,362,814	$6,807,019

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Abilene, TX	$—	$950	$20,987	$12,023	$950	$33,010	$7,768	2014	1998	6565 Central Park Boulevard
Abilene, TX	—	990	8,187	1,405	990	9,592	2,605	2014	1985	1250 E N 10th Street
Akron, OH	—	633	3,003	—	633	3,002	545	2018	1999	171 N Cleveland Massillon Road
Alexandria, VA	—	2,452	6,829	—	2,452	6,826	1,197	2018	1964	1510 Collingwood Road
Alhambra, CA	—	600	6,305	8,984	600	15,289	4,461	2011	1923	1118 N Stoneman Avenue
Allen Park, MI	—	1,767	5,027	—	1,767	5,025	891	2018	1960	9150 Allen Road
Allentown, PA	—	494	11,849	—	494	11,848	2,050	2018	1995	5151 Hamilton Boulevard
Allentown, PA	—	1,491	4,823	—	1,491	4,822	876	2018	1988	1265 Cedar Crest Boulevard
Alridge, UK	—	964	6,974	1,953	1,202	8,689	2,303	2015	2015	Little Aston Road
Ann Arbor, MI	—	2,172	11,127	—	2,172	11,123	2,078	2018	1997	4701 E Huron River Drive
Annandale, VA	—	1,687	18,980	—	1,687	18,979	3,213	2018	2002	7104 Braddock Road
Ansted, WV	12,521	—	—	25,414	697	24,717	891	2011	1982	96 Tyree Street, P.O. Box 400
Arlington, VA	—	4,016	8,801	—	4,016	8,801	1,520	2018	1976	550 S Carlin Springs Road
Asheboro, NC	—	290	5,032	485	290	5,517	2,931	2003	1998	514 Vision Drive
Asheville, NC	—	204	3,489	284	204	3,773	2,351	1999	1999	4 Walden Ridge Drive
Asheville, NC	—	280	1,955	850	280	2,805	1,422	2003	1992	308 Overlook Road
Atchison, KS	—	140	5,610	24	140	5,634	1,432	2015	2001	1301 N 4th Street
Austin, TX	—	1,691	5,006	—	1,691	5,006	1,154	2018	2000	11630 Four Iron Drive
Avon, IN	—	900	19,444	—	900	19,444	5,669	2014	2013	10307 E County Road 100 N
Avon, CT	—	2,132	7,627	—	2,132	7,624	1,612	2018	2000	100 Fisher Drive
Azusa, CA	—	570	3,141	8,014	570	11,155	5,406	1998	1953	125 W Sierra Madre Avenue
Baldwin City, KS	—	190	4,810	58	190	4,868	1,272	2015	2000	321 Crimson Avenue
Ballymena, UK	—	501	8,009	323	479	8,354	503	2023	2000	28 Broughshane Road
Ballymena, UK	—	565	4,724	620	540	5,369	364	2023	2023	28 Broughshane Road
Baltimore, MD	—	4,306	4,305	—	4,306	4,303	814	2018	1978	6600 Ridge Road
Baltimore, MD	—	3,069	3,150	—	3,069	3,148	633	2018	1996	4669 Falls Road
Banbridge, UK	—	1,034	6,984	2	1,035	6,985	532	2023	2013	23 Bannview Road
Barberton, OH	—	1,307	9,313	—	1,307	9,310	1,599	2018	1979	85 Third Street
Bartlesville, OK	—	100	1,380	56	100	1,436	1,023	1996	1995	5420 SE Adams Boulevard
Bay City, MI	—	633	2,620	—	633	2,619	514	2018	1968	800 Mulholland Street
Bedford, NH	18,070	—	—	16,876	1,103	15,773	697	2011	1978	25 Ridgewood Road
Belfast, UK	—	1,096	6,231	10	1,048	6,289	500	2023	2015	420 Crumlin Road
Belfast, UK	—	149	6,431	8	142	6,446	348	2023	2020	420 Crumlin Road
Belfast, UK	—	839	4,825	8	802	4,870	385	2023	2010	250 Ballygomartin Road
Belfast, UK	—	799	19,659	26	763	19,721	1,122	2023	2021	375 N Queen Street
Belmont, CA	—	3,000	23,526	2,148	3,000	25,674	10,912	2011	1971	1301 Ralston Avenue
Belvidere, NJ	—	2,001	26,191	291	2,001	26,482	5,028	2019	2009	1 Brookfield Court
Benbrook, TX	—	1,550	13,553	3,034	1,550	16,587	5,361	2011	1984	4242 Bryant Irvin Road
Berkeley, CA	—	3,050	32,677	5,232	3,050	37,909	11,655	2016	1966	2235 Sacramento Street
Bethel Park, PA	—	1,700	16,007	19	1,700	16,026	6,703	2007	2009	5785 Baptist Road

(Dollars in thousands)		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Triple-net:
Bethesda, MD	—	2,218	6,871	—	2,218	6,869	1,164	2018	1974	6530 Democracy Boulevard
Bethlehem, PA	—	1,191	16,892	—	1,191	16,887	2,783	2018	1979	2021 Westgate Drive
Bethlehem, PA	—	1,143	13,592	—	1,143	13,588	2,252	2018	1982	2029 Westgate Drive
Beverly Hills, CA	—	6,000	13,385	740	6,000	14,125	3,530	2014	2000	220 N Clark Drive
Bexleyheath, UK	—	2,987	8,609	3,178	3,806	10,968	2,936	2014	1996	35 West Street
Biggleswade, UK	—	4,296	15,507	—	4,296	15,507	169	2024	1900	Delius Court
Bingham Farms, MI	—	781	15,676	—	781	15,675	2,678	2018	1999	24005 W 13 Mile Road
Bloomington, IN	—	670	17,423	—	670	17,423	4,627	2015	2015	363 S Fieldstone Boulevard
Bluefield, VA	7,521	—	—	17,077	894	16,183	605	2011	1990	Westwood Medical Park
Boca Raton, FL	—	2,200	4,976	—	2,200	4,974	1,107	2018	1994	7225 Boca Del Mar Drive
Boca Raton, FL	—	2,826	4,063	—	2,826	4,061	808	2018	1984	375 NW 51st Street
Boulder, CO	—	3,601	21,371	—	3,601	21,364	3,905	2018	1990	2800 Palo Parkway
Bournemouth, UK	—	2,548	16,946	—	2,445	17,049	2,755	2019	2017	Poole Lane
Boynton Beach, FL	—	2,138	10,204	—	2,138	10,201	1,907	2018	1991	3600 Old Boynton Road
Boynton Beach, FL	—	2,804	14,226	—	2,804	14,222	2,428	2018	1984	3001 S Congress Avenue
Bracknell, UK	—	3,931	10,946	—	4,006	10,871	2,116	2014	2017	Crowthorne Road N
Bradenton, FL	—	252	3,298	44	252	3,342	2,454	1996	1995	6101 Pointe W Boulevard
Bradenton, FL	—	2,562	19,717	8	2,562	19,725	881	2023	2000	6305 Cortez Road W
Bradenton, FL	—	1,551	13,517	5	1,551	13,522	606	2023	1996	105 15th Street E
Bradenton, FL	—	507	4,424	2	507	4,426	198	2023	1996	105 15th Street E
Braintree, UK	—	—	9,972	3,522	—	13,494	3,678	2014	2009	Meadow Park Tortoiseshell Way
Brandon, FL	—	2,378	17,414	6	2,378	17,420	785	2023	1997	1465 Oakfield Drive
Brandon, FL	—	2,186	16,256	7	2,186	16,263	724	2023	1991	702 S Kings Avenue
Brecksville, OH	—	990	19,353	614	990	19,967	5,586	2014	2011	8757 Brecksville Road
Brick, NJ	—	1,290	25,247	1,823	1,290	27,070	9,682	2011	2000	458 Jack Martin Boulevard
Bridgewater, NJ	—	1,800	31,810	2,416	1,800	34,226	12,201	2011	2001	680 US-202/206 N
Brooks, AB	—	296	3,901	930	361	4,766	1,307	2014	2000	951 Cassils Road W
Brooksville, FL	—	2,281	18,506	6	2,281	18,512	810	2023	1997	12170 Cortez Boulevard
Brooksville, FL	—	1,943	14,550	5	1,943	14,555	644	2023	1982	1445 Howell Avenue
Bucyrus, OH	—	1,119	2,612	—	1,119	2,611	549	2018	1976	1170 W Mansfield Street
Burleson, TX	—	670	13,985	3,135	670	17,120	5,778	2011	1988	300 Huguley Boulevard
Burlington, NC	—	280	4,297	849	280	5,146	2,780	2003	2000	3619 S Mebane Street
Burlington, NC	—	460	5,467	365	460	5,832	3,075	2003	1997	3615 S Mebane Street
Burnaby, BC	—	6,007	10,909	3,720	7,325	13,311	3,679	2014	2006	7195 Canada Way
Calgary, AB	—	1,845	33,700	7,861	2,250	41,156	10,993	2014	1971	1729-90th Avenue SW
Calgary, AB	—	3,600	55,314	12,936	4,390	67,460	17,915	2014	2001	500 Midpark Way SE
Callaway, FL	—	1,464	10,637	4	1,464	10,641	474	2023	1981	626 N Tyndall Parkway
Camp Hill, PA	—	517	3,597	—	517	3,596	635	2018	1970	1700 Market Street
Canton, OH	—	300	2,098	348	300	2,446	1,437	1998	1998	1119 Perry Drive NW
Canton, MI	—	1,399	16,971	—	1,399	16,966	2,890	2018	2005	7025 Lilley Road
Cape Coral, FL	—	530	3,281	35	530	3,316	1,945	2002	2000	911 Santa Barbara Boulevard
Cape Coral, FL	—	1,802	14,467	5	1,802	14,472	642	2023	1987	216 Santa Barbara Boulevard
Carlisle, PA	—	978	8,207	—	978	8,204	1,487	2018	1987	940 Walnut Bottom Road
Carmel, IN	—	1,700	19,491	1	1,700	19,492	5,275	2015	2015	12315 Pennsylvania Street
Carrollton, TX	—	2,010	19,549	266	2,010	19,815	4,410	2014	2016	2645 E Trinity Mills Road
Cary, NC	—	1,500	4,350	2,012	1,500	6,362	3,644	1998	1996	111 Macarthur
Castleton, IN	—	920	15,137	—	920	15,137	4,593	2014	2013	8405 Clearvista Lake
Cedar Grove, NJ	6,220	—	—	26,519	1,671	24,848	732	2011	1964	25 E Lindsley Road
Cedar Rapids, IA	—	596	9,354	16	614	9,352	1,564	2018	1965	1940 1st Avenue NE
Centerville, OH	—	920	3,960	—	920	3,958	1,025	2018	1997	1001 E Alex Bell Road
Chagrin Falls, OH	—	832	10,841	—	832	10,837	1,933	2018	1999	8100 E Washington Street
Chambersburg, PA	—	1,373	8,864	—	1,373	8,862	1,662	2018	1976	1070 Stouffer Avenue
Chapel Hill, NC	—	354	2,646	1,663	354	4,309	2,134	2002	1997	100 Lanark Road
Chatham, VA	—	320	14,039	300	320	14,339	4,138	2014	2009	100 Rorer Street
Cherry Hill, NJ	—	1,416	9,874	—	1,416	9,871	1,833	2018	1997	2700 Chapel Avenue W
Chester, VA	—	1,320	18,127	532	1,320	18,659	5,305	2014	2009	12001 Iron Bridge Road
Chevy Chase, MD	—	4,515	8,688	—	4,515	8,685	1,518	2018	1964	8700 Jones Mill Road
Chickasha, OK	—	85	1,395	91	85	1,486	1,030	1996	1996	801 Country Club Road
Chillicothe, OH	—	1,145	8,997	—	1,145	8,994	1,561	2018	1977	1058 Columbus Street
Cincinnati, OH	—	912	14,014	—	912	14,013	2,470	2018	2000	6870 Clough Pike
Citrus Heights, CA	—	5,207	31,725	—	5,207	31,715	5,260	2018	1988	7807 Upland Way
Clarksville, TN	—	330	2,292	27	330	2,319	1,540	1998	1998	2183 Memorial Drive
Clayton, NC	—	520	15,733	183	520	15,916	4,354	2014	2013	84 Johnson Estate Road
Clearwater, FL	—	1,149	7,762	3	1,149	7,765	416	2023	1990	1980 Sunset Point Road
Clevedon, UK	—	2,128	12,695	5,235	2,880	17,178	4,680	2014	1994	18/19 Elton Road
Clifton, NJ	—	3,881	34,941	281	3,881	35,222	4,306	2021	2021	782 Valley Road
Cobham, UK	—	7,161	18,247	9,907	9,953	25,362	7,572	2013	2013	Redhill Road
Colorado Springs, CO	—	4,280	62,168	—	4,280	62,168	14,927	2015	2008	1605 Elm Creek View
Colorado Springs, CO	—	1,730	25,493	693	1,730	26,186	6,710	2016	2016	2818 Grand Vista Circle
Columbia, TN	—	341	2,295	—	341	2,295	1,536	1999	1999	5011 Trotwood Avenue
Columbia, SC	—	1,699	2,320	—	1,699	2,319	449	2018	1968	2601 Forest Drive
Concord, NC	—	550	3,921	741	550	4,662	2,429	2003	1997	2452 Rock Hill Church Road
Concord, NH	12,408	—	—	12,657	476	12,181	469	2011	1972	20 Maitland Street
Congleton, UK	—	1,622	4,079	1,561	2,066	5,196	1,394	2014	1994	Rood Hill
Connor, UK	—	526	3,621	5	503	3,649	271	2023	2000	2-6 Carncome Road
Connor, UK	—	340	2,344	5	325	2,364	176	2023	2022	2-6 Carncome Road
Corby, UK	—	1,264	5,293	89	1,136	5,510	1,139	2017	1997	25 Rockingham Road
Costa Mesa, CA	—	2,050	19,969	1,130	2,050	21,099	8,941	2011	1965	350 W Bay Street
Crawfordsville, IN	—	720	17,239	1,426	720	18,665	5,490	2014	2013	517 Concord Road
Crestview, FL	—	2,139	17,281	6	2,139	17,287	753	2023	2000	500 Hospital Drive
Cumberland, RI	—	—	—	5,324	1,696	3,628	237	2011	1975	100 Chambers Street
Dallastown, PA	—	1,377	16,802	—	1,377	16,797	2,965	2018	1979	100 W Queen Street
Danbury, CT	—	3,751	14,990	—	3,751	14,990	357	2024	1959	33 Lincoln Avenue
Danville, VA	—	410	3,954	1,097	410	5,051	2,683	2003	1998	149 Executive Court
Danville, VA	—	240	8,436	1,352	240	9,788	2,699	2014	1996	508 Rison Street
Daphne, AL	—	2,880	8,670	1,029	2,880	9,699	3,242	2012	2001	27440 County Road 13
Davenport, IA	—	566	2,017	686	566	2,703	393	2018	1966	815 E Locust Street
Davenport, IA	—	910	20,043	1,012	910	21,055	3,487	2018	2008	3800 Commerce Boulevard
Dayton, OH	—	1,188	5,414	—	1,188	5,412	1,019	2018	1977	1974 N Fairfield Road
Dearborn Heights, MI	—	1,197	3,396	—	1,197	3,394	703	2018	1964	26001 Ford Road
Decatur, GA	—	1,413	13,800	—	1,413	13,796	2,265	2018	1977	2722 N Decatur Road
Delray Beach, FL	—	1,158	13,576	—	1,158	13,572	2,410	2018	1998	16150 Jog Road
Delray Beach, FL	—	2,125	11,844	—	2,125	11,840	2,163	2018	1998	16200 Jog Road
Deltona, FL	—	2,095	16,042	—	2,095	16,042	882	2023	1983	1851 Elkcam Boulevard
Denver, CO	—	3,222	24,811	—	3,222	24,804	4,091	2018	1988	290 S Monaco Parkway
Downend, UK	—	—	—	20,964	4,016	16,948	5,026	2015	2017	339 Badminton Road
Droitwich, UK	—	—	—	15,010	3,569	11,441	1,409	2018	2020	Former Spring Meadows Ph, Mulberry Tree Hill
Dublin, OH	—	1,393	2,912	—	1,393	2,911	625	2018	2014	4075 W Dublin-Granville Road
Dubuque, IA	—	568	8,902	—	568	8,902	1,492	2018	1971	901 W Third Street
Dunedin, FL	—	1,883	13,329	—	1,883	13,325	2,246	2018	1983	870 Patricia Avenue
Dunedin, FL	—	1,151	8,978	4	1,151	8,982	412	2023	1982	1061 Virginia Street
Dunedin, FL	—	445	1,275	1	445	1,276	92	2023	1982	1059 Virginia Street
Dunmurry, Belfast, UK	—	1,042	5,933	—	996	5,979	475	2023	2005	299 Kingsway
Durham, NC	—	1,476	10,659	3,721	1,476	14,380	13,081	1997	1999	4434 Ben Franklin Boulevard
East Brunswick, NJ	—	1,380	34,229	1,511	1,380	35,740	12,481	2011	1998	606 Cranbury Road
Eastbourne, UK	—	3,053	18,328	7,551	4,132	24,800	6,670	2014	1999	Carew Road
Easton, PA	—	1,109	7,502	—	1,109	7,502	1,722	2018	2015	4100 Freemansburg Avenue
Easton, PA	—	1,430	13,400	—	1,430	13,396	2,375	2018	1981	2600 Northampton Street
Easton, PA	—	1,620	10,052	—	1,620	10,049	2,104	2018	2000	4100 Freemansburg Avenue
Eatontown, NJ	17,735	—	—	36,464	5,102	31,362	2,132	2011	1996	3 Industrial Way E
Eden, NC	—	390	4,877	351	390	5,228	2,791	2003	1998	314 W Kings Highway
Edmond, OK	—	1,810	14,849	3,990	1,810	18,839	5,045	2014	1985	1225 Lakeshore Drive
Edmond, OK	—	1,650	25,167	1,740	1,650	26,907	5,719	2014	2017	2709 E Danforth Road
Elizabeth City, NC	—	200	2,760	2,998	200	5,758	3,085	1998	1999	400 Hastings Lane
Elk Grove Village, IL	—	1,344	7,076	—	1,344	7,073	1,312	2018	1995	1940 Nerge Road Elk
Elk Grove Village, IL	—	3,733	18,751	—	3,733	18,745	3,076	2018	1988	1920 Nerge Road
Encinitas, CA	—	1,460	7,721	2,250	1,460	9,971	6,536	2000	1988	335 Saxony Road
Englewood, FL	—	1,832	14,851	6	1,832	14,857	652	2023	1983	1111 Drury Lane
Escondido, CA	—	1,520	24,024	1,393	1,520	25,417	10,393	2011	1987	1500 Borden Road
Everett, WA	—	1,400	5,476	1,166	1,400	6,642	3,628	1999	1999	2015 Lake Heights Drive
Exton, PA	—	3,600	27,267	342	3,600	27,609	5,737	2017	2018	501 Thomas Jones Way
Fair Lawn, NJ	11,648	—	—	31,542	3,771	27,771	1,152	2011	1962	12-15 Saddle River Road
Fairfax, VA	—	1,827	17,309	—	1,827	17,308	3,096	2018	1997	12469 Lee Jackson Memorial Highway
Fairfax, VA	—	4,099	17,614	—	4,099	17,614	3,083	2018	1990	12475 Lee Jackson Memorial Highway
Fairhope, AL	—	570	9,119	460	570	9,579	3,198	2012	1987	50 Spring Run Road
Fall River, MA	—	620	5,829	4,856	620	10,685	6,977	1996	1973	1748 Highland Avenue
Fanwood, NJ	—	2,850	55,175	2,473	2,850	57,648	19,763	2011	1982	295 South Avenue
Farmington, CT	—	1,693	10,459	—	1,693	10,455	1,908	2018	1997	45 South Road
Farnborough, UK	—	1,622	4,570	1,696	2,066	5,822	1,518	2014	1980	Bruntile Close, Reading Road
Fayetteville, PA	—	2,150	32,951	2,970	2,150	20,590	6,683	2015	1991	6375 Chambersburg Road
Fayetteville, NY	—	410	3,962	542	410	4,504	2,617	2001	1997	5125 Highbridge Street
Findlay, OH	—	200	1,800	585	200	2,385	1,341	1997	1997	725 Fox Run Road
Fishersville, VA	—	788	2,101	3	788	2,104	1,864	2018	1998	83 Crossroad Lane
Flint, MI	—	1,271	18,056	—	1,271	18,050	3,000	2018	1969	3011 N Center Road
Florence, NJ	—	300	2,978	89	300	3,067	1,768	2002	1999	901 Broad Street
Floyd, VA	—	680	3,618	4	680	3,622	1,551	2018	1979	237 Franklin Pike Road SE
Forest City, NC	—	320	4,497	366	320	4,863	2,591	2003	1999	493 Piney Ridge Road
Fort Collins, CO	—	3,680	58,608	—	3,680	58,608	14,027	2015	2007	4750 Pleasant Oak Drive
Fort Lauderdale, FL	—	1,043	6,429	—	1,043	6,429	331	2023	1986	1615 Miami Road
Fort Myers, FL	—	1,110	10,562	—	1,110	10,562	1,895	2018	1999	15950 McGregor Boulevard
Fort Myers, FL	—	2,139	18,240	—	2,139	18,235	3,200	2018	1990	1600 Matthew Drive
Fort Myers, FL	—	2,502	9,744	—	2,502	9,741	2,068	2018	2000	13881 Eagle Ridge Drive
Fort Myers, FL	—	2,205	15,100	6	2,205	15,106	725	2023	1998	3735 Evans Avenue
Fort Pierce, FL	—	1,282	20,775	—	1,282	20,775	992	2023	1984	611 S 13th Street
Fort Worth, TX	—	450	13,615	5,086	450	18,701	7,511	2010	2011	425 Alabama Avenue
Fountain Valley, CA	—	5,259	9,379	—	5,259	9,376	1,636	2018	1988	11680 Warner Avenue
Franklin, NH	11,148	—	—	11,351	1,699	9,652	457	2011	1990	7 Baldwin Street
Fredericksburg, VA	—	1,000	20,000	2,249	1,000	22,249	10,633	2005	1999	3500 Meekins Drive
Fredericksburg, VA	19,813	—	—	29,332	1,854	27,478	1,099	2011	1977	11 Dairy Lane
Fredericksburg, VA	—	1,130	23,202	716	1,130	23,918	6,732	2014	2010	140 Brimley Drive
Gainesville, FL	—	2,109	12,443	—	2,109	12,443	687	2023	1984	6700 NW 10th Place
Galesburg, IL	—	1,708	3,841	—	1,708	3,839	682	2018	1964	280 E Losey Street
Gardner, KS	—	200	2,800	98	200	2,898	794	2015	2000	869 Juniper Terrace
Gastonia, NC	—	470	6,129	308	470	6,437	3,447	2003	1998	1680 S New Hope Road
Gastonia, NC	—	310	3,096	168	310	3,264	1,802	2003	1994	1717 Union Road
Gastonia, NC	—	400	5,029	883	400	5,912	2,992	2003	1996	1750 Robinwood Road
Geneva, IL	—	1,502	16,198	—	1,502	16,197	2,832	2018	2000	2388 Bricher Road
Georgetown, TX	—	200	2,100	688	200	2,788	1,510	1997	1997	2600 E University Avenue
Gig Harbor, WA	—	3,000	4,463	689	3,000	5,152	980	2018	1990	3309 45th Street Court NW
Glen Ellyn, IL	—	1,496	6,636	—	1,496	6,634	1,290	2018	2001	2s706 Park Boulevard
Granbury, TX	—	2,550	2,940	1,152	2,550	4,092	1,591	2012	1996	916 E Highway 377
Green Cove Springs, FL	—	1,275	17,602	—	1,275	17,602	1,005	2023	1982	803 Oak Street
Greensboro, NC	—	330	2,970	779	330	3,749	2,017	2003	1996	5809 Old Oak Ridge Road
Greensboro, NC	—	560	5,507	2,497	560	8,004	3,921	2003	1997	4400 Lawndale Drive
Greenville, SC	—	310	4,750	521	310	5,271	2,696	2004	1997	23 Southpointe Drive
Greenville, SC	—	1,751	8,774	—	1,751	8,771	1,575	2018	1966	600 Sulphur Springs Road
Greenville, SC	—	947	1,445	—	947	1,445	435	2018	1976	601 Sulphur Springs Road
Greenville, NC	—	290	4,393	384	290	4,777	2,562	2003	1998	2715 Dickinson Avenue
Grosse Pointe, MI	—	867	2,386	—	867	2,385	449	2018	1964	21401 Mack Avenue
Hamden, CT	—	5,084	20,607	—	5,084	20,607	487	2024	1997	850 Mix Avenue
Hamilton, NJ	—	440	4,469	246	440	4,715	2,664	2001	1998	1645 Whitehorse-Mercerville Road
Hanford, UK	—	1,009	7,177	3,191	1,402	9,975	3,009	2013	2012	Bankhouse Road
Harrisburg, PA	—	569	12,826	—	569	12,822	2,231	2018	2000	2625 Ailanthus Lane
Harrow, UK	—	5,896	6,585	3,419	7,512	8,388	2,339	2014	2001	177 Preston Hill
Hatboro, PA	—	—	28,112	1,771	—	29,883	10,766	2011	1996	3485 Davisville Road
Hatboro, PA	—	1,192	7,611	—	1,192	7,608	1,805	2018	2000	779 W County Line Road
Hatfield, UK	—	2,135	5,496	2,974	2,967	7,638	2,321	2013	2012	Saint Albans Road E
Haverhill, MA	—	5,519	19,554	64	5,519	19,618	2,205	2021	2018	10 Residences Way
Headingley, UK	—	1,665	11,168	2,605	2,003	13,435	3,378	2015	2013	100 Grove Lane
Hemet, CA	—	6,224	8,414	—	6,224	8,410	1,520	2018	1989	1717 W Stetson Avenue
Hermitage, TN	—	1,500	9,943	656	1,500	10,599	3,550	2011	2006	4131 Andrew Jackson Parkway
Herne Bay, UK	—	1,387	17,782	8,175	1,928	25,416	8,111	2013	2011	165 Reculver Road
Heswall, UK	—	2,471	12,212	—	2,471	12,212	128	2024	1900	Oldfield Road
Hiawatha, KS	—	40	4,210	31	40	4,241	1,120	2015	1996	400 Kansas Avenue
Hickory, NC	—	290	987	442	290	1,429	818	2003	1994	2530 16th Street NE
High Point, NC	—	560	4,443	1,652	560	6,095	3,072	2003	2000	1568 Skeet Club Road
High Point, NC	—	370	2,185	1,187	370	3,372	1,624	2003	1999	1564 Skeet Club Road
High Point, NC	—	330	3,395	217	330	3,612	1,953	2003	1994	201 Hartley Drive
High Point, NC	—	430	4,143	1,277	430	5,420	2,516	2003	1998	1560 Skeet Club Road
Hillsboro, OH	—	1,792	6,341	—	1,792	6,339	1,556	2018	1983	1141 Northview Drive
Hinckley, UK	—	1,576	3,062	1,809	2,191	4,256	1,418	2013	2013	Tudor Road
Hinsdale, IL	—	4,033	24,287	—	4,033	24,280	4,011	2018	1971	600 W Ogden Avenue
Holton, KS	—	40	7,460	13	40	7,473	1,836	2015	1996	410 Juniper Drive
Homewood, IL	—	2,395	7,652	—	2,395	7,649	1,293	2018	1989	940 Maple Avenue
Huntingdon Valley, PA	—	1,150	3,730	—	1,150	3,728	939	2018	1993	3430 Huntingdon Pike
Independence, VA	—	1,082	6,767	7	1,082	6,774	2,803	2018	1998	400 S Independence Avenue
Indianapolis, IN	—	870	14,688	—	870	14,688	4,479	2014	2014	1635 N Arlington Avenue
Jackson, NJ	—	6,500	26,405	12,480	6,500	38,885	9,117	2012	2001	2 Kathleen Drive
Jacksonville, FL	—	1,815	15,096	—	1,815	15,096	818	2023	1985	9355 San Jose Boulevard
Jacksonville, FL	—	2,359	13,338	—	2,359	13,338	782	2023	1966	4101 Southpoint Drive E
Jefferson Hills, PA	—	2,265	13,618	—	2,265	13,617	3,461	2018	1997	380 Wray Large Road
Jersey Shore, PA	—	600	8,107	—	600	8,104	1,320	2018	1973	1008 Thompson Street
Kansas City, KS	—	700	20,115	—	700	20,115	5,169	2015	2015	8900 Parallel Parkway
Katy, TX	—	1,778	22,622	49	1,778	22,671	4,948	2017	2015	24802 Kingsland Boulevard
Keene, NH	13,051	—	—	12,858	717	12,141	545	2011	1980	677 Court Street
Kensington, MD	—	1,753	18,626	—	1,753	18,621	3,137	2018	2002	4301 Knowles Avenue
Kents Hill, UK	—	1,487	15,194	4,102	1,853	18,930	4,884	2015	2007	Tunbridge Grove, Kents Hill
Kenwood, OH	—	821	11,043	—	821	11,042	1,922	2018	2000	4580 E Galbraith Road
Kettering, OH	—	1,229	4,703	—	1,229	4,701	931	2018	1977	3313 Wilmington Pike
King of Prussia, PA	—	720	14,780	—	720	14,779	2,667	2018	1995	620 W Valley Forge Road
King of Prussia, PA	—	1,205	4,725	—	1,205	4,725	1,008	2018	1990	600 W Valley Forge Road
Kingsford, MI	—	1,362	10,598	—	1,362	10,594	1,921	2018	1968	1225 Woodward Avenue
Kingswood, UK	—	—	—	14,437	2,142	12,295	2,245	2017	2019	Avon Valley Care Home, Tenniscourt Road
Kirkstall, UK	—	1,779	6,874	3,374	2,473	9,554	2,890	2013	2009	29 Broad Lane
Kissimmee, FL	—	1,051	16,254	—	1,051	16,253	773	2023	2006	1120 W Donegan Avenue
Kissimmee, FL	—	540	4,474	—	540	4,474	249	2023	2006	1092 W Donegan Avenue
Kokomo, IN	—	710	16,044	—	710	16,044	4,848	2014	2014	2200 S Dixon Road
Lacey, WA	—	2,582	18,180	—	2,582	18,175	3,106	2018	2012	4524 Intelco Loop SE
Laconia, NH	14,478	—	—	15,871	716	15,155	635	2011	1968	175 Blueberry Lane
Lafayette, CO	—	1,420	20,192	—	1,420	20,192	5,434	2015	2015	329 Exempla Circle
Lafayette, IN	—	670	16,833	1	670	16,834	4,867	2015	2014	2402 South Street
Lake Mary, FL	—	2,041	15,428	5	2,041	15,433	668	2023	2000	710 N Sun Drive
Lakeland, FL	—	1,524	14,810	—	1,524	14,809	858	2023	1999	1010 Carpenters Way
Lakeway, TX	—	5,142	23,203	—	5,142	23,203	7,618	2007	2011	2000 Medical Drive
Lakewood, CO	—	2,160	28,091	62	2,160	28,153	7,995	2014	2010	7395 W Eastman Place
Lancaster, OH	—	289	2,077	3,954	289	6,031	708	2021	1996	800 Becks Knob Road
Lancaster, PA	—	1,011	7,504	—	1,011	7,502	1,327	2018	1966	100 Abbeyville Road
Lancaster, NH	—	—	—	13,761	856	12,905	609	2011	1981	91 Country Village Road
Largo, FL	—	1,166	3,427	—	1,166	3,427	783	2018	1997	300 Highland Avenue NE
Largo, FL	—	3,443	19,073	—	3,443	19,073	1,142	2023	1999	9035 Bryan Dairy Road
Laureldale, PA	—	1,171	14,424	—	1,171	14,420	2,463	2018	1980	2125 Elizabeth Avenue
Lebanon, PA	—	728	10,370	—	728	10,367	1,938	2018	1998	100 Tuck Court
Lebanon, PA	—	1,214	5,960	—	1,214	5,960	1,250	2018	1980	900 Tuck Street
Lebanon, NH	15,240	—	—	14,365	1,687	12,678	556	2011	1985	24 Old Etna Road
Lecanto, FL	—	1,817	14,773	5	1,817	14,778	644	2023	1984	2333 N Brentwood Circle
Lee, MA	—	290	18,135	926	290	19,061	11,147	2002	1998	600 & 620 Laurel Street
Lenexa, KS	—	480	1,770	162	480	1,932	579	2015	1994	8710 Caenen Lake Road
Lenoir, NC	—	190	3,748	996	190	4,744	2,511	2003	1998	1145 Powell Road NE
Letchworth Garden City, UK	—	3,197	12,917	—	3,197	12,917	69	2024	2022	Gillison Close
Lethbridge, AB	—	957	2,167	693	1,166	2,651	866	2014	2003	785 Columbia Boulevard W
Lexington, NC	—	200	3,900	1,176	200	5,076	2,849	2002	1997	161 Young Drive
Libertyville, IL	—	2,993	11,550	—	2,993	11,546	1,935	2018	1988	1500 S Milwaukee Avenue
Lichfield, UK	—	1,126	24,700	6,350	1,402	30,774	7,709	2015	2012	Wissage Road
Lillington, NC	—	470	17,579	774	470	18,353	5,263	2014	2013	54 Red Mulberry Way
Lillington, NC	—	500	16,451	331	500	16,782	4,566	2014	1999	2041 NC-210 N
Littleover, UK	—	1,923	6,959	1,816	2,316	8,382	1,974	2014	2015	Rykneld Road
Livermore, CA	—	4,100	24,996	385	4,100	25,381	6,484	2014	1974	35 Fenton Street
Livingston, UK	—	2,581	17,244	—	2,581	17,244	184	2024	1900	1 Almondside
Livonia, MI	—	985	13,558	—	985	13,558	2,444	2018	1999	32500 Seven Mile Road
Longbridge Deverill, UK	—	3,975	14,144	500	3,975	14,644	80	2024	2013	Church Street
Longwood, FL	—	1,260	6,445	—	1,260	6,445	2,455	2011	2011	425 S Ronald Reagan Boulevard
Los Angeles, CA	—	—	11,430	1,330	—	12,760	5,502	2008	1971	330 N Hayworth Avenue
Louisburg, KS	—	280	4,320	47	280	4,367	1,090	2015	1996	202 Rogers Street
Louisville, KY	—	490	10,010	2,768	490	12,778	6,543	2005	1978	4604 Lowe Road
Loxley, UK	—	1,000	11,440	5,589	1,390	16,639	4,950	2013	2008	Loxley Road
Lutherville, MD	—	1,100	19,786	1,744	1,100	21,530	7,937	2011	1988	515 Brightfield Road
Lynchburg, VA	—	340	16,114	463	340	16,577	4,826	2014	2013	189 Monica Boulevard
Lynchburg, VA	—	2,904	3,697	—	2,904	3,696	646	2018	1978	2200 Landover Place
Lynnwood, WA	—	2,308	5,634	—	2,302	5,632	998	2018	1987	3701 188th Street
Manahawkin, NJ	14,657	—	—	36,565	1,634	34,931	1,293	2011	1994	1361 Route 72 W
Manalapan, NJ	—	900	22,624	1,891	900	24,515	8,402	2011	2001	445 Route 9 S
Manassas, VA	—	750	7,446	1,384	750	8,830	4,339	2003	1996	8341 Barrett Drive
Margate, UK	—	3,473	16,674	—	3,473	16,674	90	2024	2024	Ramsgate Road
Marietta, OH	—	1,149	9,376	—	1,149	9,373	1,624	2018	1977	5001 State Route 60
Marietta, GA	—	2,406	12,233	—	2,406	12,229	2,073	2018	1980	4360 Johnson Ferry Place
Marietta, PA	—	1,050	13,633	801	1,050	14,434	3,448	2015	1999	2760 Maytown Road
Marion, IN	—	720	12,750	1,137	720	9,604	3,604	2014	2012	614 W 14th Street
Marion, IN	—	990	9,190	824	990	7,600	4,604	2014	1976	505 N Bradner Avenue
Marion, OH	—	2,768	17,415	—	2,768	17,415	3,842	2018	2004	400 Barks Road W
Marlborough, UK	—	2,132	5,434	2,075	2,717	6,924	1,885	2014	1999	The Common
Marmet, WV	20,170	—	—	38,673	1,495	37,178	1,357	2011	1986	1 Sutphin Drive
Martinsburg, WV	8,806	—	—	30,236	640	29,596	1,057	2011	1987	2720 Charles Town Road
Martinsville, VA	—	349	—	—	349	—	—	2003	1900	Rolling Hills Road & US Highway 58
Marysville, OH	—	408	858	3,428	408	4,286	589	2021	1990	715 S Walnut Street
Matthews, NC	—	560	4,738	874	560	5,612	2,836	2003	1998	2404 Plantation Center Drive
Mchenry, IL	—	1,576	—	—	1,576	—	—	2006	1900	5200 Block of Bull Valley Road
McMurray, PA	—	1,440	15,805	3,915	1,440	19,720	6,857	2010	2011	240 Cedar Hill Drive
Medicine Hat, AB	—	734	4,386	1,133	896	5,357	1,495	2014	1999	65 Valleyview Drive SW
Mentor, OH	—	1,827	9,941	—	1,827	9,938	1,745	2018	1985	8200 Mentor Hills Drive
Merritt Island, FL	—	1,498	14,335	—	1,498	14,335	768	2023	1972	125 Alma Boulevard
Miamisburg, OH	—	786	3,233	—	786	3,232	800	2018	1983	450 Oak Ridge Boulevard
Middleton, WI	—	420	4,006	879	420	4,885	2,612	2001	1991	6701 Stonefield Road
Middletown, RI	7,923	—	—	9,040	3,402	5,638	382	2011	1975	333 Green End Avenue
Midlothian, VA	—	2,015	8,602	—	2,015	8,602	1,342	2021	2015	13800 Bon Secours Drive
Milford, DE	15,926	—	—	10,849	813	10,036	421	2011	1905	700 Marvel Road
Mishawaka, IN	—	740	16,113	1,816	740	12,514	4,320	2014	2013	60257 Bodnar Boulevard
Moline, IL	—	2,946	18,677	—	2,946	18,672	3,063	2018	1964	833 Sixteenth Avenue
Monroe, NC	—	470	3,681	1,055	470	4,736	2,505	2003	2001	918 Fitzgerald Street
Monroe, NC	—	310	4,799	1,239	310	6,038	3,164	2003	2000	919 Fitzgerald Street
Monroe, NC	—	450	4,021	550	450	4,571	2,396	2003	1997	1316 Patterson Avenue
Monroe Township, NJ	—	3,250	27,771	2,699	3,250	30,470	7,063	2015	1996	319 Forsgate Drive
Monroeville, PA	—	1,216	12,753	—	1,216	12,753	2,660	2018	1997	120 Wyngate Drive
Montgomeryville, PA	—	1,176	9,827	—	1,176	9,824	1,813	2018	1989	640 Bethlehem Pike
Montville, NJ	—	3,500	31,002	3,371	3,500	34,373	12,047	2011	1988	165 Changebridge Road
Moorestown, NJ	—	4,143	23,902	—	4,143	23,902	7,499	2012	2014	250 Marter Avenue
Morehead City, NC	—	200	3,104	2,183	200	5,287	3,000	1999	1999	107 Bryan Street
Moulton, UK	—	1,744	12,872	307	1,568	13,355	2,634	2017	1995	Northampton Lane N
Mountainside, NJ	—	3,097	7,810	—	3,097	7,807	1,388	2018	1988	1180 Route 22
Naples, FL	—	1,222	10,642	—	1,222	10,641	1,980	2018	1998	6125 Rattlesnake Hammock Road
Naples, FL	—	1,672	23,119	—	1,672	23,119	4,793	2018	1993	1000 Lely Palms Drive
Naples, FL	—	1,854	12,402	—	1,854	12,398	2,078	2018	1987	3601 Lakewood Boulevard
Naples, FL	—	444	6,973	—	444	6,973	56	2024	1998	6135 Rattlesnake Hammock Road
Needham, MA	—	1,610	12,667	—	1,610	12,667	7,226	2002	1994	100 West Street
Needham, MA	—	3,957	71,163	191	3,957	71,354	6,211	2021	2013	235 Gould Street
New Lenox, IL	—	1,225	21,575	45	1,225	21,620	3,629	2019	2007	1023 S Cedar Road
New Moston, UK	—	1,081	3,197	1,667	1,502	4,443	1,400	2013	2010	90a Broadway
New Port Richey, FL	—	1,984	15,885	7	1,984	15,892	687	2023	1990	4927 Voorhees Road
Newark, DE	—	560	21,220	2,500	560	23,720	11,528	2004	1998	200 E Village Road
Newcastle-under-lyme, UK	—	810	4,129	1,927	1,127	5,739	1,727	2013	2010	Hempstalls Lane
Newcastle-under-lyme, UK	—	896	4,411	1,454	1,142	5,619	1,530	2014	1999	Silverdale Road
Newport, VT	2,343	—	—	8,840	463	8,377	358	2011	1967	35 Bel-Aire Drive
Newport News, VA	—	839	6,077	6	839	6,083	2,412	2018	1998	12997 Nettles Drive
Newtownabbey, UK	—	866	4,026	6	828	4,070	350	2023	2010	36 Mill Road
Norman, OK	—	55	1,484	377	55	1,861	1,151	1995	1995	1701 E Alameda Drive
North Augusta, SC	—	332	2,558	125	332	2,683	1,711	1999	1998	105 N Hills Drive
North Fort Myers, FL	—	3,361	12,951	—	3,361	12,951	784	2023	1985	991 Pondella Road
Northampton, UK	—	3,784	12,667	6,413	5,258	17,606	5,508	2013	2011	Cliftonville Road
Northampton, UK	—	1,569	4,875	1,949	2,043	6,350	1,627	2014	2014	Cliftonville Road
Northbrook, IL	—	1,298	13,341	—	1,298	13,340	2,290	2018	1999	3240 Milwaukee Avenue
Nuneaton, UK	—	2,428	6,559	3,503	3,374	9,116	2,744	2013	2011	132 Coventry Road
Nuthall, UK	—	1,824	7,620	3,682	2,535	10,591	3,222	2013	2011	172 Nottingham Road
Nuthall, UK	—	1,286	4,949	1,774	1,653	6,356	1,615	2014	2014	172a Nottingham Road
Oak Lawn, IL	—	2,418	5,428	713	2,418	6,141	951	2018	1977	9401 S Kostner Avenue
Oak Lawn, IL	—	3,876	7,988	—	3,876	7,985	1,413	2018	1960	6300 W 95th Street
Oakland, CA	—	4,760	16,143	515	4,760	16,658	4,608	2014	2002	468 Perkins Street
Ocala, FL	—	2,644	20,388	7	2,644	20,395	924	2023	1990	1501 SE 24th Road
Olathe, KS	—	1,930	19,765	553	1,930	20,318	5,488	2016	2015	21250 W 151 Street
Oldsmar, FL	—	1,851	15,062	7	1,851	15,069	640	2023	1990	3865 Tampa Road
Ona, WV	—	950	7,460	272	950	7,732	2,776	2015	2007	100 Weatherholt Drive
Orange Park, FL	—	1,238	8,424	3	1,238	8,427	440	2023	1990	1215 Kingsley Avenue
Orem, UT	—	2,150	24,107	—	2,150	24,107	5,754	2015	2014	250 E Center Street
Orlando, FL	—	1,880	16,959	—	1,880	16,959	809	2023	1974	9311 S Orange Blossom Trail
Orlando, FL	—	2,215	17,499	6	2,215	17,505	759	2023	1984	3920 Rosewood Way
Osage City, KS	—	50	1,700	151	50	1,851	579	2015	1996	1403 Laing Street
Osawatomie, KS	—	130	2,970	145	130	3,115	886	2015	2003	1520 Parker Avenue
Oswestry, UK	—	2,650	11,836	—	2,650	11,836	236	2024	1900	Victoria Road
Ottawa, KS	—	160	6,590	47	160	6,637	1,678	2015	2007	2250 S Elm Street
Overland Park, KS	—	410	2,840	98	410	2,938	864	2015	2004	14430 Metcalf Avenue
Overland Park, KS	—	1,300	25,311	677	1,300	25,988	6,832	2016	2015	7600 Antioch Road
Owasso, OK	—	215	1,380	299	215	1,679	1,006	1996	1996	12807 E 86th Place N
Palm Bay, FL	—	2,262	17,158	6	2,262	17,164	768	2023	1998	5405 Babcock Street NE
Palm Beach Gardens, FL	—	2,082	6,624	—	2,082	6,622	1,296	2018	1991	11375 Prosperity Farms Road
Palm Coast, FL	—	1,998	14,299	5	1,998	14,304	700	2023	1997	3001 Palm Coast Parkway SE
Palm Desert, CA	—	6,195	8,918	—	6,195	8,918	1,583	2018	1989	74350 Country Club Drive
Palm Harbor, FL	—	1,306	13,811	—	1,306	13,810	2,543	2018	1997	2895 Tampa Road
Palm Harbor, FL	—	3,281	22,457	—	3,281	22,450	4,058	2018	1990	2851 Tampa Road
Palm Harbor, FL	—	3,653	18,567	—	3,653	18,567	990	2023	1987	3825 Countryside Boulevard N
Palm Harbor, FL	—	1,637	12,697	5	1,637	12,702	562	2023	1990	2600 Highlands Boulevard N
Palos Heights, IL	—	1,225	12,457	—	1,225	12,457	2,101	2018	1999	7880 W College Drive
Palos Heights, IL	—	3,431	28,812	—	3,431	28,803	4,696	2018	1987	7850 W College Drive
Palos Heights, IL	—	2,590	7,647	—	2,590	7,644	1,295	2018	1996	11860 Southwest Highway
Panama City Beach, FL	—	900	6,402	806	900	7,208	2,288	2011	2005	6012 Magnolia Beach Road
Paola, KS	—	190	5,610	63	190	5,673	1,467	2015	2000	601 N East Street
Parkersburg, WV	19,803	—	—	39,779	629	39,150	1,390	2011	1979	723 Summers Street
Parma, OH	—	960	12,722	—	960	12,721	2,300	2018	1998	9205 Sprague Road
Parma, OH	—	1,833	10,318	—	1,833	10,314	2,099	2018	2006	9055 W Sprague Road
Paulsboro, NJ	—	3,264	8,026	—	3,264	8,023	1,468	2018	1987	550 Jessup Road
Pensacola, FL	—	1,647	14,748	5	1,647	14,753	627	2023	1984	10040 Hillview Road
Perry, FL	—	1,530	13,141	—	1,530	13,141	740	2023	1989	207 Marshall Drive
Perrysburg, OH	—	1,456	5,433	—	1,456	5,431	1,003	2018	1973	10540 Fremont Pike
Perrysburg, OH	—	1,213	7,110	—	1,213	7,108	1,216	2018	1978	10542 Fremont Pike
Philadelphia, PA	—	2,930	10,433	3,536	2,930	13,969	5,655	2011	1952	1526 Lombard Street
Pikesville, MD	—	—	2,488	—	—	2,487	400	2018	1998	8911 Reisterstown Road
Pikesville, MD	—	4,247	8,383	—	4,247	8,382	1,601	2018	1996	8909 Reisterstown Road
Pinehurst, NC	—	290	2,690	885	290	3,575	1,882	2003	1998	17 Regional Drive
Piqua, OH	—	204	1,885	87	204	1,972	1,295	1997	1997	1744 W High Street
Piscataway, NJ	—	3,100	33,351	—	3,100	33,351	7,092	2013	2017	10 Sterling Drive
Pittsburgh, PA	—	603	11,357	—	603	11,357	2,041	2018	1998	1125 Perry Highway
Pittsburgh, PA	—	1,140	3,166	—	1,140	3,164	552	2018	1962	550 S Negley Avenue
Pittsburgh, PA	—	1,750	8,572	6,506	1,750	15,078	5,513	2005	1998	100 Knoedler Road
Plainview, NY	—	3,990	11,969	2,438	3,990	14,407	5,643	2011	1963	150 Sunnyside Boulevard
Plano, TX	—	1,840	20,152	560	1,840	20,712	5,253	2016	2016	3325 W Plano Parkway
Pompano Beach, FL	—	774	10,832	4	774	10,836	422	2023	1983	2401 NE 2nd Street
Poole, UK	—	3,363	16,183	—	3,226	16,320	2,849	2019	2019	Kingsmill Road
Potomac, MD	—	1,448	14,626	—	1,448	14,625	2,482	2018	1994	10718 Potomac Tennis Lane
Potomac, MD	—	4,119	14,921	—	4,119	14,916	2,616	2018	1988	10714 Potomac Tennis Lane
Pottstown, PA	—	984	4,565	—	984	4,563	859	2018	1907	724 N Charlotte Street
Raleigh, NC	—	7,598	88,870	900	7,598	89,770	18,030	2008	2017	4030 Cardinal at North Hills Street
Raleigh, NC	—	3,530	59,589	—	3,530	59,589	19,235	2012	2002	5301 Creedmoor Road
Raleigh, NC	—	2,580	16,837	—	2,580	16,837	5,754	2012	1988	7900 Creedmoor Road
Raleigh, NC	—	7,092	142,300	29	7,092	142,329	6,184	2017	2023	320 Saint Albans Drive
Red Bank, NJ	—	1,050	21,275	1,826	1,050	23,101	8,037	2011	1997	1 Hartford Drive
Redondo Beach, CA	—	—	9,557	880	—	10,437	10,121	2011	1957	514 N Prospect Avenue
Reidsville, NC	—	170	3,830	1,603	170	5,433	2,819	2002	1998	2931 Vance Street
Richardson, TX	—	1,468	12,979	—	1,468	12,975	2,292	2018	1999	410 Buckingham Road
Richmond, IN	—	700	14,222	393	700	14,615	3,920	2016	2015	400 Industries Road
Richmond, VA	—	3,261	17,980	—	3,261	17,974	3,017	2018	1990	1719 Bellevue Avenue
Richmond, VA	—	1,046	8,235	—	1,046	8,233	1,479	2018	1966	2125 Hilliard Road
Ridgewood, NJ	4,238	—	—	15,068	2,037	13,031	541	2011	1971	330 Franklin Turnpike
Roanoke, VA	—	748	4,483	5	748	4,488	2,132	2018	1997	4355 Pheasant Ridge Road
Rockville Centre, NY	—	4,290	20,310	1,704	4,290	22,014	8,126	2011	2002	260 Maple Avenue
Romeoville, IL	—	1,895	—	—	1,895	—	—	2006	1900	Grand Haven Circle
Rugeley, UK	—	1,387	7,493	3,462	1,928	10,414	3,321	2013	2010	Horse Fair
Ruston, LA	—	710	9,790	—	710	7,282	3,792	2011	1988	1401 Ezelle Street
Rutland, VT	17,740	—	—	15,772	690	15,082	636	2011	1968	9 Haywood Avenue
S Holland, IL	—	1,423	8,910	—	1,423	8,907	1,609	2018	1997	2045 E 170th Street
Safety Harbor, FL	—	2,058	16,100	—	2,058	16,100	841	2023	1987	1410 Dr. M.L. King Jr. Street N
Saint Cloud, FL	—	2,200	16,050	6	2,200	16,056	695	2023	1995	4641 Old Canoe Creek Road
Salem, OR	—	449	5,171	98	449	5,269	3,439	1999	1998	1355 Boone Road SE
Salisbury, NC	—	370	5,697	390	370	6,087	3,294	2003	1997	2201 Statesville Boulevard
San Angelo, TX	—	260	8,800	549	260	9,349	4,706	2004	1997	2695 Valleyview Boulevard
San Angelo, TX	—	1,050	24,689	1,811	1,050	26,500	7,224	2014	1999	6101 Grand Court Road
San Antonio, TX	—	1,499	12,662	—	1,499	12,661	2,211	2018	2000	15290 Huebner Road
San Diego, CA	—	—	22,003	1,845	—	23,848	9,650	2008	1992	555 Washington Street
San Juan Capistrano, CA	—	1,390	6,942	1,699	1,390	8,641	5,411	2000	2001	30311 Camino Capistrano
Sarasota, FL	—	475	3,175	—	475	3,175	2,360	1996	1995	8450 McIntosh Road
Sarasota, FL	—	443	8,892	2	443	8,894	1,715	2018	1998	5509 Swift Road
Sarasota, FL	—	4,101	11,208	—	4,101	11,204	3,146	2018	1993	5401 Sawyer Road
Sarasota, FL	—	1,370	4,084	—	1,370	4,082	734	2018	1968	3250 12th Street
Sarasota, FL	—	2,792	11,173	—	2,792	11,173	1,949	2018	1993	5511 Swift Road
Sarasota, FL	—	2,437	13,982	—	2,437	13,982	827	2023	1994	1507 S Tuttle Avenue
Sarasota, FL	—	1,941	16,193	6	1,941	16,199	704	2023	1982	741 S Beneva Road
Sarasota, FL	—	1,824	7,088	3	1,824	7,091	416	2023	1982	743 S Beneva Road
Scranton, PA	—	440	17,609	712	440	18,321	5,125	2014	2005	2741 Boulevard Avenue
Scranton, PA	—	320	12,144	115	320	12,259	3,430	2014	2013	2751 Boulevard Avenue
Seaford, DE	12,047	—	—	8,438	839	7,599	351	2011	1977	1100 Norman Eskridge Highway
Selsey, UK	—	—	—	20,743	4,469	16,274	89	2022	2019	Park Lane
Seminole, FL	—	1,165	8,977	—	1,165	8,975	1,675	2018	1998	9300 Antilles Drive
Seminole, FL	—	2,654	14,171	—	2,654	14,171	814	2023	1995	9393 Park Boulevard
Seven Fields, PA	—	484	4,663	3,259	484	7,922	3,156	1999	1999	500 Seven Fields Boulevard
Sewell, NJ	—	3,127	14,095	—	3,127	14,090	2,799	2018	2010	378 Fries Mill Road
Shawnee, OK	—	80	1,400	2,506	80	3,906	1,338	1996	1995	3947 Kickapoo
Shepherdstown, WV	11,733	—	—	30,637	917	29,720	1,068	2011	1990	80 Maddex Drive
Silver Spring, MD	—	1,469	10,392	—	1,469	10,392	1,815	2018	1995	2505 Musgrove Road
Silver Spring, MD	—	4,678	11,683	—	4,678	11,679	2,175	2018	1990	2501 Musgrove Road
Sinking Spring, PA	—	1,393	19,848	—	1,393	19,842	3,428	2018	1982	3000 Windmill Road
Sissonville, WV	20,508	—	—	39,880	433	39,447	1,433	2011	1981	302 Cedar Ridge Road
Sittingbourne, UK	—	1,081	5,209	1,723	1,377	6,636	1,735	2014	1997	200 London Road
Smithfield, NC	—	290	5,680	986	290	6,666	3,323	2003	1998	830 Berkshire Road
Smithfield, NC	—	360	8,216	444	360	8,660	2,359	2014	1999	250 Highway 210 W
South Bend, IN	—	670	17,770	—	670	17,770	5,265	2014	2014	52565 State Highway 933
South Daytona, FL	—	1,462	6,437	—	1,462	6,437	354	2023	1989	650 Reed Canal Road
South Pasadena, FL	—	1,162	7,456	—	1,162	7,456	376	2023	1990	1820 Shore Drive S
South Point, OH	—	1,135	9,390	—	1,135	9,387	1,624	2018	1984	7743 County Road 1
Southampton, UK	—	1,452	15,338	507	1,491	15,806	3,102	2017	2013	Botley Road, Park Gate
Southbury, CT	—	1,860	23,613	6,365	1,860	29,978	8,726	2011	2001	655 Main Street
Spokane, WA	—	2,649	11,703	—	2,649	11,699	2,046	2018	1985	6025 N Assembly Street
Stafford, UK	—	1,933	7,925	201	1,972	8,087	1,813	2014	2016	Stone Road
Stamford, UK	—	1,450	2,579	1,105	1,847	3,287	917	2014	1998	Priory Road
Statesville, NC	—	150	1,447	440	150	1,887	1,003	2003	1990	2441 E Broad Street
Statesville, NC	—	310	6,183	868	310	7,051	3,548	2003	1996	2806 Peachtree Place
Statesville, NC	—	140	3,627	146	140	3,773	2,038	2003	1999	2814 Peachtree Road
Staunton, VA	—	899	6,391	6	899	6,397	2,610	2018	1999	1410 N Augusta Street
Sterling Heights, MI	—	790	10,787	—	790	10,784	1,897	2018	1996	11095 E Fourteen Mile Road
Sterling Heights, MI	—	1,583	15,639	—	1,583	15,634	2,794	2018	2013	38200 Schoenherr Road
Stillwater, OK	—	80	1,400	77	80	1,477	1,042	1995	1995	1616 McElroy Road
Stoneygate, UK	—	2,234	17,823	7,820	3,105	24,772	7,764	2012	2010	307 London Road
Stratford-upon-avon, UK	—	643	11,817	3,065	801	14,724	3,684	2015	2012	Scholars Lane
Stroudsburg, PA	—	340	16,313	174	340	16,487	5,180	2014	2011	370 Whitestone Corner Road
Sunbury, PA	—	695	7,246	—	695	7,244	1,224	2018	1981	901 Court Street
Sunnyvale, CA	—	4,946	22,123	—	4,946	22,123	3,722	2018	1990	1150 Tilton Drive
Tacoma, WA	—	2,522	8,576	—	2,522	8,573	1,474	2018	1984	5601 S Orchard Street
Tallahassee, FL	—	1,800	14,009	5	1,800	14,014	634	2023	1992	1650 Phillips Road
Tallahassee, FL	—	2,529	22,064	8	2,529	22,072	924	2023	1983	3101 Ginger Drive
Tampa, FL	—	1,315	6,913	—	1,315	6,911	1,403	2018	1999	14950 Casey Road
Tampa, FL	—	2,630	14,085	—	2,630	14,085	848	2023	1989	518 W Fletcher Avenue
Tampa, FL	—	1,500	20,765	8	1,500	20,773	781	2023	1982	2916 Habana Way
Telford, UK	—	964	10,353	139	971	10,485	1,071	2021	2021	Shifnal Road
Terre Haute, IN	—	1,370	18,016	—	1,370	18,016	5,108	2015	2015	395 8th Avenue
Texarkana, TX	—	192	1,403	345	192	1,748	1,031	1996	1996	4204 Moores Lane
The Villages, FL	—	1,035	7,446	—	1,035	7,446	2,453	2013	2014	2450 Parr Drive
Thomasville, GA	—	530	12,520	1,378	530	13,898	4,221	2011	2006	423 Covington Avenue
Thousand Oaks, CA	—	3,425	19,573	12	3,425	19,585	2,763	2019	2021	980 Warwick Avenue
Three Rivers, MI	—	1,258	2,761	—	1,255	2,760	637	2018	1976	517 S Erie Street
Tile Cross, UK	—	1,296	15,551	4,143	1,615	19,375	4,820	2015	2010	Braymoor Road, Tile Cross
Tile Cross, UK	—	964	8,214	2,258	1,202	10,234	2,566	2015	1997	122 Tile Cross Road, Garretts Green
Tile Hill, UK	—	1,598	11,265	3,163	1,991	14,035	3,652	2015	2014	1 Glendale Way
Titusville, FL	—	2,581	12,751	—	2,581	12,751	754	2023	1985	1550 Jess Parrish Court
Tomball, TX	—	1,050	13,300	1,367	1,050	14,667	5,022	2011	2001	1221 Graham Drive
Toms River, NJ	—	3,466	23,311	599	3,466	23,910	4,999	2019	2006	1657 Silverton Road
Tonganoxie, KS	—	310	3,690	81	310	3,771	1,079	2015	2009	120 W 8th Street
Towson, MD	—	1,715	13,115	—	1,715	13,111	2,288	2018	2000	8101 Bellona Avenue
Towson, MD	—	3,100	6,468	—	3,100	6,465	1,079	2018	1960	509 E Joppa Road
Towson, MD	—	4,527	3,128	—	4,527	3,126	659	2018	1970	7001 N Charles Street
Troy, MI	—	1,381	24,452	—	1,381	24,445	4,081	2018	2006	925 W South Boulevard
Troy, OH	—	200	2,000	4,350	200	6,350	3,133	1997	1997	81 S Stanfield Road
Trumbull, CT	—	4,440	43,384	8,260	4,440	51,644	15,684	2011	2001	6949 Main Street
Tulsa, OK	—	1,390	7,110	1,314	1,390	8,424	3,545	2010	1998	7220 S Yale Avenue
Tulsa, OK	—	1,100	27,007	2,351	1,100	29,358	6,477	2015	2017	18001 E 51st Street
Tulsa, OK	—	890	9,410	98	890	4,484	1,761	2017	1900	7210 South Yale Avenue
Tustin, CA	—	840	15,299	700	840	15,999	6,279	2011	1965	240 E 3rd Street
Twinsburg, OH	—	1,446	5,921	—	1,446	5,919	1,143	2018	2014	8551 Darrow Road
Union, SC	—	1,932	2,374	—	1,932	2,372	639	2018	1981	709 Rice Avenue
Valparaiso, IN	—	112	2,558	99	112	2,657	1,569	2001	1998	2601 Valparaiso Street
Valparaiso, IN	—	108	2,962	260	108	3,222	1,812	2001	1999	2501 Valparaiso Street
Vancouver, WA	—	2,503	28,401	—	2,503	28,393	4,698	2018	2011	2811 NE 139th Street
Venice, FL	—	2,246	10,097	—	2,246	10,094	1,876	2018	1997	1450 E Venice Avenue
Venice, FL	—	2,087	15,529	5	2,087	15,534	695	2023	1983	1026 Albee Farm Road
Vero Beach, FL	—	263	3,187	25	263	3,212	1,933	2001	1999	420 4th Court
Vero Beach, FL	—	297	3,263	—	297	3,263	1,983	2001	1996	410 4th Court
Virginia Beach, VA	—	1,540	22,593	519	1,540	23,112	6,409	2014	1993	5520 Indian River Road
Virginia Beach, VA	—	2,004	19,634	—	2,004	19,634	2,151	2021	2008	1853 Old Donation Parkway
Voorhees, NJ	—	3,100	25,950	26	3,100	25,976	9,061	2011	2013	113 S Route 73
Voorhees, NJ	—	2,193	6,992	—	2,193	6,990	1,352	2018	2006	1086 Dumont Circle
Wabash, IN	—	670	14,588	1	670	14,589	4,438	2014	2013	20 John Kissinger Drive
Wake Forest, NC	—	200	3,003	2,725	200	5,728	3,134	1998	1999	611 S Brooks Street
Wallingford, PA	—	1,356	6,489	—	1,356	6,487	1,278	2018	1930	115 S Providence Road
Walnut Creek, CA	—	4,358	18,413	—	4,358	18,408	3,177	2018	1997	1975 Tice Valley Boulevard
Walnut Creek, CA	—	5,394	39,096	—	5,394	39,085	6,414	2018	1990	1226 Rossmoor Parkway
Wamego, KS	—	40	2,510	61	40	2,571	684	2015	1996	1607 4th Street
Warren, NJ	—	2,000	30,810	1,845	2,000	32,655	11,366	2011	1999	274 King George Road
Warren, NJ	—	2,000	14,943	56	2,000	14,999	335	2024	2016	276 King George Road
Warwick, RI	14,658	—	—	17,880	2,374	15,506	741	2011	1963	660 Commonwealth Avenue
Waterloo, IA	—	605	3,031	—	605	3,030	578	2018	1964	201 W Ridgeway Avenue
Wayne, NJ	—	1,427	15,674	—	1,427	15,674	3,439	2018	1998	800 Hamburg Turnpike
Wellingborough, UK	—	1,222	4,726	1,363	1,502	5,809	1,708	2015	2015	159 Northampton
West Des Moines, IA	—	828	5,104	—	828	5,103	984	2018	2006	5010 Grand Ridge Drive
West Milford, NJ	—	1,960	24,614	1,014	1,960	25,628	4,866	2019	2000	197 Cahill Cross Road
West Orange, NJ	—	1,347	19,389	—	1,347	19,389	3,984	2018	1998	510 Prospect Avenue
West Palm Beach, FL	—	1,175	8,297	—	1,175	8,294	1,573	2018	1996	2330 Village Boulevard
West Palm Beach, FL	—	1,921	5,733	—	1,921	5,731	1,049	2018	1996	2300 Village Boulevard
West Palm Beach, FL	—	2,746	17,977	—	2,746	17,977	978	2023	1988	6414 13th Road S
West Palm Beach, FL	—	1,787	14,378	5	1,787	14,383	646	2023	1986	5065 Wallis Road
West Palm Beach, FL	—	1,366	17,908	7	1,366	17,915	676	2023	1993	2939 S Haverhill Road
West Reading, PA	—	890	12,122	—	890	12,118	1,980	2018	1975	425 Buttonwood Street
Westerville, OH	—	740	8,287	7,312	740	15,599	11,663	1998	2001	690 Cooper Road
Westerville, OH	—	—	—	26,121	2,566	23,555	3,345	2017	2020	702 Polaris Parkway
Westerville, OH	—	1,420	5,373	—	1,420	5,371	977	2018	1982	1060 Eastwind Drive
Westerville, OH	—	1,582	10,282	—	1,582	10,279	1,901	2018	1980	215 Huber Village Boulevard
Westfield, IN	—	890	15,964	1	890	15,965	4,793	2014	2013	937 E 186th Street
Westlake, OH	—	855	11,966	—	855	11,963	2,129	2018	1997	28400 Center Ridge Road
Weston Super Mare, UK	—	1,838	5,151	2,724	2,554	7,159	2,167	2013	2011	141b Milton Road
Wheaton, MD	—	3,864	3,790	—	3,864	3,788	715	2018	1961	11901 Georgia Avenue
Whippany, NJ	—	1,571	14,982	—	1,571	14,977	2,680	2018	2000	18 Eden Lane
Wichita, KS	—	860	8,873	—	860	8,873	3,340	2011	2012	10604 E 13th Street N
Wichita, KS	—	260	2,240	137	260	2,377	644	2015	1992	900 N Bayshore Drive
Williamsburg, VA	—	1,187	5,728	6	1,187	5,734	2,470	2018	2000	1811 Jamestown Road
Willoughby, OH	—	1,774	8,653	—	1,774	8,653	1,566	2018	1974	37603 Euclid Avenue
Wilmington, DE	—	1,376	13,454	—	1,376	13,450	2,358	2018	1998	700 1/2 Foulk Road
Wilmington, DE	—	2,843	36,959	—	2,843	36,948	6,228	2018	1988	5651 Limestone Road
Wilmington, DE	—	2,266	9,503	—	2,266	9,500	1,710	2018	1984	700 Foulk Road
Wilmington, NC	—	210	2,991	232	210	3,223	1,993	1999	1999	3501 Converse Drive
Wilmington, NC	—	400	15,355	592	400	15,947	4,581	2014	2012	3828 Independence Boulevard
Windsor, VA	—	1,148	6,514	7	1,148	6,521	2,771	2018	1999	23352 Courthouse Highway
Winson Green, UK	—	1,342	12,098	3,305	1,671	15,074	3,805	2015	2010	Clinton Street, Winson Green
Winson Green, UK	—	1,191	7,376	2,107	1,484	9,190	2,356	2015	2010	Clinton Street, Winson Green
Winston-Salem, NC	—	360	2,514	676	360	3,190	1,707	2003	1996	2980 Reynolda Road
Winter Garden, FL	—	1,110	7,937	—	1,110	7,937	2,807	2012	2013	720 Roper Road
Winter Garden, FL	—	3,238	21,486	—	3,238	21,486	1,158	2023	1984	15204 W Colonial Drive
Winter Springs, FL	—	1,152	14,826	—	1,152	14,822	2,570	2018	1999	1057 Willa Springs Drive
Witherwack, UK	—	689	5,049	2,237	958	7,017	2,126	2013	2009	Whitchurch Road
Wolverhampton, UK	—	1,149	4,876	2,348	1,596	6,777	2,071	2013	2011	378 Prestonwood Road
Woodstock, VA	—	594	5,108	5	594	5,113	1,882	2018	2001	803 S Main Street
Worcester, MA	—	3,500	54,099	—	3,500	54,099	21,324	2007	2009	101 Barry Road
Wyncote, PA	5,149	—	—	15,871	1,115	14,756	602	2011	1962	8100 Washington Lane
Yardley, PA	—	773	14,918	—	773	14,914	2,735	2018	1995	493 Stony Hill Road
Yardley, PA	—	1,561	9,442	—	1,561	9,439	2,060	2018	1990	1480 Oxford Valley Road
Yarnton, UK	—	4,659	16,964	—	4,659	16,964	92	2024	2024	Sandy Lane
York, PA	—	976	9,357	—	976	9,354	1,667	2018	1972	200 Pauline Drive
York, PA	—	1,050	4,212	—	1,050	4,210	888	2018	1983	2400 Kingston Court
York, PA	—	1,121	7,586	—	1,121	7,584	1,445	2018	1979	1770 Barley Road
York, UK	—	2,359	6,585	2,449	3,005	8,388	2,294	2014	2006	Rosetta Way, Boroughbridge Road
Youngsville, NC	—	380	10,689	175	380	10,864	3,096	2014	2013	100 Sunset Drive
Zephyrhills, FL	—	2,131	6,671	—	2,131	6,669	1,335	2018	1987	38220 Henry Drive
Triple-net Total	$335,554	$902,057	$6,873,404	$1,127,313	$986,273	$7,881,025	$1,719,431

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Addison, IL	$—	$102	$19,089	$525	$102	$19,614	$3,593	2018	2012	303 W Lake Street
Agawam, MA	—	1,072	4,544	688	1,072	5,232	1,495	2019	2005	230-232 Main Street
Allen, TX	—	726	14,196	3,143	726	17,339	8,215	2012	2006	1105 N Central Expressway
Alpharetta, GA	—	476	14,757	938	476	15,695	6,495	2011	2003	11975 Morris Road
Alpharetta, GA	—	1,862	—	—	1,862	—	—	2011	1900	940 N Point Parkway
Alpharetta, GA	—	548	17,103	1,670	548	18,773	9,296	2011	2007	3300 Old Milton Parkway
Alpharetta, GA	—	773	18,902	1,319	773	20,221	10,869	2011	1993	3400-a Old Milton Parkway
Alpharetta, GA	—	1,769	36,152	2,582	1,769	38,734	20,702	2011	1999	3400-c Old Milton Parkway
American Fork, UT	6,268	2,769	7,688	862	2,769	8,550	1,009	2023	2004	1159 E 200 N
Ann Arbor, MI	—	4,234	30,085	104	4,234	30,189	5,131	2021	2016	4350 Jackson Road
Ann Arbor, MI	—	4,044	15,915	646	4,044	16,561	3,450	2021	2014	4200 Whitehall Drive
Anna, TX	—	3,050	—	540	3,590	—	18	2022	1900	1029 W White Street
Appleton, WI	—	1,881	7,540	1,333	1,881	8,873	2,000	2019	2004	5320 W Michael Drive
Appleton, WI	—	3,782	18,003	2,452	3,782	20,455	4,456	2019	2005	2323 N Casaloma Drive
Arcadia, CA	—	5,408	23,219	7,586	5,637	30,576	16,879	2006	1984	301 W Huntington Drive
Arlington, TX	—	82	18,243	1,560	82	19,803	7,942	2012	2012	902 W Randol Mill Road
Arlington, TX	—	1,785	8,926	559	1,785	9,485	759	2023	2014	3533 Matlock Road
Arlington Heights, IL	—	1,233	2,826	834	1,233	3,660	1,293	2020	1997	1632 W Central Road
Atlanta, GA	—	4,931	18,720	10,194	5,387	28,458	17,371	2006	1991	755 Mount Vernon Highway
Atlanta, GA	—	—	43,425	3,629	—	47,054	20,405	2012	2006	5670 Peachtree-dunwoody Road
Atlanta, GA	—	1,947	24,248	4,968	2,172	28,991	13,716	2012	1984	975 Johnson Ferry Road
Austin, TX	—	1,066	10,112	—	1,066	10,112	3,074	2017	2017	5301-b Davis Lane
Austin, TX	—	1,688	5,865	950	1,688	6,815	1,955	2019	2015	5301-a Davis Lane
Baltimore, MD	—	4,490	28,667	2,981	4,490	31,648	5,729	2019	2014	1420 Key Highway
Batavia, OH	—	30	9,929	1,741	30	11,670	1,274	2023	2006	2055 Hospital Drive
Beaumont, CA	—	7,555	28,294	3,117	7,555	31,411	2,114	2023	2009	81 S Highland Springs Avenue
Beaumont, TX	—	—	12,115	—	—	12,115	479	2022	2023	3010 Harrison Avenue
Bellevue, NE	—	—	16,680	279	—	16,959	8,143	2010	2010	2510 Bellevue Medical Center Drive
Bend, OR	—	16,516	28,429	5,872	16,516	34,301	7,615	2019	2001	1501 NE Medical Center Drive
Berkeley Heights, NJ	—	49,555	79,091	13,715	49,555	92,806	17,856	2019	1978	1 Diamond Hill Road
Beverly Hills, CA	—	20,766	40,730	5,308	20,766	46,038	15,057	2015	1946	9675 Brighton Way
Beverly Hills, CA	—	18,863	1,192	654	18,885	1,824	1,147	2015	1955	415 N Bedford Drive
Beverly Hills, CA	—	19,863	31,690	4,067	19,863	35,757	10,977	2015	1946	416 N Bedford Drive
Beverly Hills, CA	—	32,603	28,639	8,079	32,603	36,718	11,436	2015	1950	435 N Bedford Drive
Beverly Hills, CA	—	52,772	87,366	9,555	52,772	96,921	27,036	2015	1989	436 N Bedford Drive
Birmingham, AL	—	90	34,349	4,430	90	38,779	3,582	2022	1994	513 Brookwood Boulevard
Birmingham, AL	—	40	34,096	4,392	40	38,488	3,535	2022	1985	2006 Brookwood Medical Center Drive

(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building & Improvements	Accumulated Depreciation(1)	Year Acquired	Year Built	Address
Outpatient Medical:
Birmingham, AL	—	60	42,792	5,507	60	48,299	4,469	2022	1979	2022 Brookwood Medical Center Drive
Birmingham, AL	—	50	20,514	2,649	50	23,163	2,144	2022	1975	2018 Brookwood Medical Center Drive
Boca Raton, FL	—	109	34,002	6,375	214	40,272	21,050	2006	1995	9970 S Central Park Boulevard
Boca Raton, FL	—	31	12,312	1,731	251	13,823	6,294	2012	1993	9960 S Central Park Boulevard
Bridgeton, MO	—	450	21,221	1,526	450	22,747	11,362	2010	2006	12266 De Paul Drive
Bridgeton, MO	—	1,701	6,228	1,309	2,390	6,848	2,579	2017	2008	3440 De Paul Lane
Brooklyn, NY	—	—	—	104,937	—	104,937	12,226	2015	2021	4813 9th Avenue
Burleson, TX	—	10	12,611	2,040	10	14,651	6,944	2011	2007	12001 South Freeway
Burnsville, MN	—	—	31,596	3,739	—	35,335	13,961	2013	2014	14101 Fairview Drive
Canton, MI	—	1,168	14,561	208	1,168	14,769	2,449	2021	2004	49650 Cherry Hill Road
Cape Coral, FL	—	2,273	12,169	2,026	2,273	14,195	2,632	2021	1995	2721 Del Prado Boulevard
Carmichael, CA	—	1,957	9,521	2,001	1,957	11,522	2,150	2022	1970	6620 Coyle Avenue
Cary, NC	—	2,816	10,645	1,959	2,816	12,604	4,106	2019	2007	540 Waverly Place
Cedar Park, TX	—	132	23,753	8,109	132	31,862	12,173	2017	2014	1401 Medical Parkway, Building 2
Chapel Hill, NC	—	488	2,242	365	488	2,607	582	2019	2010	100 Perkins Drive
Chapel Hill, NC	—	1,970	8,874	144	1,970	9,018	2,502	2018	2007	6011 Farrington Road
Chapel Hill, NC	—	1,970	8,925	151	1,970	9,076	2,611	2018	2007	6013 Farrington Road
Chapel Hill, NC	—	5,681	25,035	531	5,681	25,566	6,688	2018	2006	2226 N Carolina Highway 54
Charlotte, NC	—	10	23,265	2,756	10	26,021	7,018	2019	1971	1900 Randolph Road
Charlotte, NC	—	30	59,039	9,840	30	68,879	18,408	2019	1994	1918 Randolph Road
Charlotte, NC	—	40	40,533	6,096	40	46,629	11,848	2019	1989	1718 E Fourth Street
Charlotte, NC	—	1,746	8,378	1,863	1,746	10,241	3,133	2019	1998	309 S Sharon Amity Road
Charlotte, NC	—	—	—	93,565	15,678	77,887	11,846	2018	2021	1237 Harding Place
Charlotte, NC	—	—	22,949	169	—	23,118	2,110	2021	2021	830 Kenilworth Avenue
Charlotte, NC	—	—	—	58,058	11,783	46,275	6,225	2018	2021	1225 Harding Place
Cherry Hill, NJ	—	1,844	4,635	961	1,844	5,596	617	2022	1965	8 Ranoldo Terrace
Chesapeake, VA	—	1,146	2,702	733	1,146	3,435	519	2023	1981	110 Wimbledon Square
Chicopee, MA	—	6,078	13,793	2,202	6,078	15,995	4,911	2019	2005	444 Montgomery Street
Chula Vista, CA	—	1,114	14,902	881	1,114	15,783	3,248	2019	2008	971 Lane Avenue
Chula Vista, CA	—	1,075	6,828	479	1,075	7,307	1,534	2019	2006	959 Lane Avenue
Cincinnati, OH	—	—	17,880	777	2	18,655	7,507	2012	2013	3301 Mercy Health Boulevard
Cincinnati, OH	—	537	9,719	1,078	537	10,797	2,413	2019	2001	4850 Red Bank Expressway
Clarkson Valley, MO	—	—	35,592	1,239	—	36,831	21,341	2009	2010	15945 Clayton Road
Clear Lake, TX	—	—	13,882	11,856	2,319	23,419	3,453	2013	2014	1010 S Ponds Drive
Clinton, MI	—	1,138	824	5	1,138	829	437	2021	1987	11775 Tecumseh-Clinton Highway
Clyde, NC	—	1,433	21,099	967	1,433	22,066	3,836	2019	2012	581 Leroy George Drive
College Station, TX	—	1,111	7,456	28	1,111	7,214	579	2021	2021	1204 Copperfield Parkway
Columbia, MD	—	23	33,885	8,359	9,353	32,914	16,881	2015	1982	5450 & 5500 Knoll N Drive
Columbia, MD	—	12,159	72,636	2,472	12,159	75,108	18,015	2018	2009	10710 Charter Drive
Columbia, MD	—	2,333	19,232	2,150	2,333	21,382	9,907	2012	2002	10700 Charter Drive
Columbia, MO	—	438	12,426	1,742	438	14,168	3,333	2019	1994	1601 E Broadway
Columbia, MO	—	488	15,702	1,418	488	17,120	4,673	2019	1999	1605 E Broadway
Columbia, MO	—	199	22,289	3,493	199	25,782	5,709	2019	2007	1705 E Broadway
Coon Rapids, MN	—	—	26,679	3,230	—	29,909	12,365	2013	2014	11850 Blackfoot Street NW
Costa Mesa, CA	16,474	22,033	24,332	5,786	22,033	30,118	10,467	2017	2007	1640 Newport Boulevard
Dade City, FL	—	1,211	5,511	—	1,211	5,511	2,461	2011	1998	13413 US Highway 301
Dallas, TX	—	122	15,418	628	122	16,046	5,426	2013	2014	8196 Walnut Hill Lane
Dallas, TX	—	6,086	18,007	6,988	6,542	24,539	8,103	2018	2010	10740 N Central Expressway
Danbury, CT	—	2,382	25,403	406	2,414	25,777	2,946	2021	2019	40 Old Ridgebury Road
Danbury, CT	—	914	10,844	156	926	10,988	1,287	2021	2010	226 White Street
Danbury, CT	—	4,209	22,740	424	4,306	23,067	3,470	2021	2017	2 Riverview Drive
Decatur, GA	—	743	2,572	599	743	3,171	413	2023	1976	484 Irvin Court
Decatur, GA	—	1,465	2,524	565	1,465	3,089	518	2023	1971	465 Winn Way
Decatur, GA	—	963	2,423	593	963	3,016	565	2023	1971	487 Winn Way
Decatur, GA	—	1,505	2,053	559	1,505	2,612	440	2023	1976	495 Winn Way
Decatur, GA	—	1,485	1,529	430	1,485	1,959	493	2023	1976	497 Winn Way
Decatur, GA	—	1,355	2,892	739	1,355	3,631	642	2023	1976	500 Irvin Court
Deerfield Beach, FL	—	2,408	7,809	1,331	2,540	9,008	4,919	2011	2001	1192 E Newport Center Drive
Delray Beach, FL	—	1,882	34,767	4,627	2,449	38,827	24,183	2006	1985	5130-5150 Linton Boulevard
Des Peres, MO	6,554	1,014	14,248	1,196	1,014	15,444	1,871	2023	1979	1010 - 1090 Old Des Peres Road
Dunkirk, MD	—	259	2,263	962	259	3,225	969	2019	1997	10845 Town Center Boulevard
Durango, CO	—	—	—	426	—	426	6	2023	1900	1785 Nighthorse Circle
Durham, NC	—	1,403	23,788	2,251	1,403	26,039	5,275	2019	2000	120 William Penn Plaza
Durham, NC	—	1,751	42,391	2,037	1,751	44,428	7,642	2019	2004	3916 Ben Franklin Boulevard
El Paso, TX	—	677	17,075	3,492	1,254	19,990	9,811	2006	1997	2400 Trawood Drive
Elgin, IL	—	1,634	9,443	1,814	1,753	11,138	2,906	2020	2004	745 Fletcher Drive
Elmhurst, IL	—	41	39,562	730	41	40,292	8,630	2018	2011	133 E Brush Hill Road
Elyria, OH	—	3,263	27,163	1,416	3,263	28,579	5,614	2019	2008	303 Chestnut Commons Drive
Enola, PA	—	3,286	8,135	689	3,286	8,824	885	2023	2020	1824 Good Hope Road
Escondido, CA	—	2,278	19,724	2,062	2,278	21,786	4,749	2019	1994	225 E 2nd Avenue
Everett, WA	—	4,842	26,010	417	4,842	26,427	13,830	2010	2011	13020 Meridian Avenue S
Fall River, MA	—	2,738	15,380	2,349	2,738	17,729	1,357	2023	1975	235 Hanover Street
Fenton, MO	—	958	27,485	1,215	958	28,700	12,429	2013	2009	1011 Bowles Avenue
Fenton, MO	—	369	13,911	459	369	14,370	5,854	2013	2009	1055 Bowles Avenue
Florham Park, NJ	—	8,578	61,779	—	8,578	61,779	13,690	2017	2017	150 Park Avenue
Flower Mound, TX	—	737	9,276	1,117	737	10,393	3,703	2015	2014	2560 Central Park Avenue
Flower Mound, TX	—	4,164	27,027	2,822	4,164	29,849	11,658	2014	2012	4370 Medical Arts Drive
Flower Mound, TX	—	4,620	—	—	4,620	—	—	2014	1900	Medical Arts Drive
Fort Washington, PA	—	2,015	16,104	2,877	2,015	18,981	4,067	2020	1980	467 Pennsylvania Avenue
Fort Worth, TX	—	462	26,020	2,432	462	28,452	10,832	2012	2012	10840 Texas Health Trail
Fort Worth, TX	—	401	6,099	9,036	2,805	12,731	4,164	2014	2007	7200 Oakmont Boulevard
Fort Worth, TX	—	1,790	5,082	51	1,790	5,133	717	2021	1983	2001 W Rosedale Street
Fort Worth, TX	—	2,462	7,891	1,651	2,462	9,542	531	2023	2022	9750 Hillwood Parkway
Frederick, MD	—	1,065	6,817	769	1,065	7,586	2,131	2019	1979	194 Thomas Johnson Drive
Frederick, MD	—	1,930	18,311	1,894	1,930	20,205	4,689	2019	2006	45 Thomas Johnson Drive
Fresno, CA	—	1,497	11,896	1,163	1,497	13,059	2,950	2019	2004	1105 E Spruce Avenue
Gardendale, AL	—	1,150	8,162	499	1,150	8,661	2,460	2018	2005	2217 Decatur Highway
Garland, TX	—	4,952	30,151	3,091	4,952	33,242	8,506	2019	2018	7217 Telecom Parkway
Gastonia, NC	—	569	1,638	55	569	1,693	633	2019	2000	934 Cox Road
Gig Harbor, WA	—	80	30,810	2,776	80	33,586	11,052	2010	2009	11511 Canterwood Boulevard NW
Glendale, CA	—	70	41,837	4,101	70	45,938	8,955	2019	2008	1500 E Chevy Chase Drive
Gloucester, VA	—	2,128	9,169	454	2,128	9,623	2,585	2018	2008	5659 Parkway Drive
Goodyear, AZ	—	4,128	9,122	958	4,128	10,080	1,231	2023	1997	140 N Litchfield Road
Grand Prairie, TX	—	981	6,086	547	981	6,633	3,497	2012	2009	2740 N State Highway 360
Grapevine, TX	—	—	5,943	4,831	2,081	8,693	3,584	2014	2002	2040 W State Highway 114
Grapevine, TX	—	3,365	15,669	6,141	3,365	21,810	9,240	2014	2002	2020 W State Highway 114
Greenville, SC	—	1,790	4,421	1,865	1,790	6,286	3,120	2019	1987	10 Enterprise Boulevard
Harrisburg, NC	—	1,347	2,652	587	1,360	3,226	1,346	2019	2012	9550 Rocky River Road
Hattiesburg, MS	—	3,155	31,155	4,498	3,155	35,653	7,535	2019	2012	3688 Veterans Memorial Drive
Haymarket, VA	—	1,250	26,621	3,554	1,250	30,175	6,846	2019	2008	15195 Heathcote Boulevard
Henderson, NV	—	2,587	5,376	475	2,587	5,851	1,311	2019	2002	2825 Siena Heights Drive
Henderson, NV	—	7,372	22,172	3,604	7,372	25,776	6,238	2019	2005	2845 Siena Heights Drive
Henderson, NV	—	5,492	18,448	2,457	5,492	20,905	4,483	2019	2005	2865 Siena Heights Drive
Highland, IL	—	—	8,834	117	—	8,951	3,284	2012	2013	12860 Troxler Avenue
Hopewell Junction, NY	—	2,164	4,659	693	2,164	5,352	1,157	2019	1999	10 Cranberry Drive
Hopewell Junction, NY	—	2,316	4,525	812	2,316	5,337	1,047	2019	2015	1955 NY-52
Houston, TX	—	9,550	—	—	9,550	—	15	2011	1900	FM 1960 & Northgate Forest Drive
Houston, TX	—	5,837	33,128	19,199	5,837	52,327	18,510	2012	2005	15655 Cypress Woods Medical Drive
Houston, TX	—	—	—	21,373	2,988	18,385	2,340	2016	2019	13105 Wortham Center Drive
Houston, TX	—	3,688	13,313	132	3,688	13,445	6,700	2012	2007	10701 Vintage Preserve Parkway
Houston, TX	—	1,099	1,604	96,280	12,815	86,168	31,414	2012	1998	2727 W Holcombe Boulevard
Houston, TX	—	377	13,726	819	377	14,545	3,541	2018	2011	20207 Chasewood Park Drive
Houston, TX	—	2,351	7,980	1,025	2,351	9,005	1,958	2020	2013	11476 Space Center Boulevard
Houston, TX	—	—	—	9,039	1,292	7,747	292	2022	2023	2940 Eldridge Parkway
Howell, MI	—	2,000	13,928	697	2,001	14,624	4,426	2016	2017	1225 S Latson Road
Howell, MI	—	579	4,428	13	579	4,441	857	2021	2019	202 W Highland Road
Humble, TX	—	—	9,941	8,558	1,702	16,797	2,470	2013	2014	8233 N Sam Houston Parkway E
Huntersville, NC	—	—	41,055	9,272	—	50,327	9,710	2019	2004	10030 Gilead Road
Independence, MO	—	762	3,480	704	762	4,184	901	2020	2007	19401 E 37th Terrace Court S
Jackson, MI	—	607	17,367	1,279	668	18,585	7,343	2013	2009	1201 E Michigan Avenue
Jacksonville, FL	—	3,562	24,379	4,628	3,562	29,007	7,629	2019	2006	10475 Centurion Parkway N
Jacksonville, FL	—	1,113	10,970	1,389	1,113	12,359	2,771	2020	2000	5742 Booth Road
Jefferson City, TN	—	109	16,035	1,368	109	17,403	3,830	2019	2001	120 Hospital Drive
Joliet, IL	4,576	1,460	6,445	1,089	1,460	7,534	794	2023	1980	330 Madison Street
Jonesboro, GA	—	567	15,146	1,384	567	16,530	4,144	2019	2009	7813 Spivey Station Boulevard
Jonesboro, GA	—	627	15,844	1,627	627	17,471	3,952	2019	2007	7823 Spivey Station Boulevard
Jupiter, FL	—	2,252	11,415	6,723	2,639	17,751	10,480	2006	2001	550 Heritage Drive
Jupiter, FL	—	2,825	5,858	2,341	3,036	7,988	4,734	2007	2004	600 Heritage Drive
Kalamazoo, MI	—	—	13,193	—	—	13,193	1,807	2020	2021	2520 Robert Jones Way
Katy, TX	—	—	11,530	8,499	—	20,029	1,509	2019	2020	2510 W Grand Parkway N
Katy, TX	—	2,025	7,557	1,255	2,025	8,812	1,750	2020	2016	21502 Merchants Way
Katy, TX	—	3,699	12,701	2,909	3,699	15,610	4,225	2020	2006	1331 W Grand Parkway N
Knoxville, TN	—	199	43,771	4,830	199	48,601	9,768	2019	2012	1926 Alcoa Highway
LA Jolla, CA	—	12,855	32,658	3,639	12,936	36,216	13,524	2015	1989	4150 Regents Park Row
LA Jolla, CA	—	9,425	26,525	4,465	9,494	30,921	11,037	2015	1988	4120 & 4130 La Jolla Village Drive
La Jolla, CA	—	20,324	33,675	6,061	20,324	39,736	6,532	2022	1985	4180 La Jolla Village Drive
Lacey, WA	—	1,751	10,383	700	1,751	11,083	2,694	2018	1971	2555 Marvin Road NE
Lake Saint Louis, MO	—	240	14,249	733	240	14,982	7,300	2010	2008	400 Medical Drive
Lakeway, TX	—	—	—	1,204	1,204	—	—	2007	1900	Lohmans Crossing Road
Las Vegas, NV	—	2,319	4,612	3,889	2,319	8,501	4,408	2006	1991	2870 S Maryland Parkway
Las Vegas, NV	—	433	4,928	1,270	433	6,198	2,999	2007	1997	1776 E Warm Springs Road
Las Vegas, NV	—	4,180	20,064	2,913	4,180	22,977	4,432	2020	2017	9880 W Flamingo Road
Las Vegas, NV	—	5,864	22,502	3,070	5,864	25,572	4,621	2020	2017	4980 W Sahara Avenue
Lawrenceville, NJ	—	2,691	3,739	5,186	2,691	8,925	1,600	2022	1975	2 Princess Road
Lawrenceville, NJ	—	1,410	5,932	976	1,410	6,908	407	2023	2019	2A Princess Road
Lawton, OK	—	40	3,362	586	40	3,948	349	2023	1985	5604 SW Lee Boulevard
Lawton, OK	—	90	8,774	777	90	9,551	762	2023	2008	5606 SW Lee Boulevard
League City, TX	—	—	—	9,373	1,150	8,223	383	2022	2023	3625 E League City Parkway
Little Rock, AR	—	3,021	20,095	1,980	3,021	22,075	6,776	2019	2014	6119 Midtown Avenue
Los Alamitos, CA	—	39	18,635	4,102	39	22,737	10,212	2007	2003	3771 Katella Avenue
Lowell, MA	—	3,016	9,663	1,274	3,016	10,937	3,204	2011	2020	839 Merrimack Street
Loxahatchee, FL	—	1,340	6,509	1,715	1,440	8,124	5,033	2006	1993	12989 Southern Boulevard
Loxahatchee, FL	—	1,553	4,694	2,181	1,650	6,778	4,133	2006	1994	12983 Southern Boulevard
Loxahatchee, FL	—	1,637	5,048	1,574	1,719	6,540	3,848	2006	1997	12977 Southern Boulevard
Lubbock, TX	—	2,286	66,022	6,917	2,286	72,939	12,314	2019	2006	4515 Marsha Sharp Freeway
Lynbrook, NY	23,856	10,028	37,319	4,322	10,028	41,641	9,951	2018	1962	444 Merrick Road
Madison, WI	—	3,670	24,615	4,034	3,671	28,648	5,980	2019	2012	1102 S Park Street
Margate, FL	—	219	8,743	838	219	9,581	2,222	2019	2004	2960 N State Road 7
Marietta, GA	—	2,682	20,053	2,180	2,703	22,212	9,937	2016	2016	4800 Olde Towne Parkway
Mars, PA	—	1,925	8,307	1,533	1,925	9,840	2,554	2020	2006	6998 Crider Road
Matthews, NC	—	10	32,108	2,517	10	34,625	7,506	2019	1994	1450 Matthews Township Parkway
Menasha, WI	—	1,374	13,861	3,735	1,384	17,586	6,728	2016	1994	1550 Midway Place
Merced, CA	—	—	13,772	1,159	—	14,931	7,334	2009	2010	315 Mercy Avenue
Meridian, ID	—	3,206	23,619	6,856	3,206	30,475	6,904	2019	2009	3277 E Louise Drive
Mesa, AZ	—	3,158	5,588	1,122	3,158	6,710	1,174	2020	2016	1910 S Gilbert Road
Mesa, AZ	—	3,889	5,816	1,257	3,889	7,073	1,332	2020	2016	1833 N Power Road
Milan, MI	—	1,216	6,487	126	1,216	6,613	1,127	2021	2008	870 E Arkona Road
Mission Hills, CA	—	—	42,276	8,470	4,791	45,955	18,872	2014	1986	11550 Indian Hills Road
Missouri City, TX	—	1,360	7,146	—	1,360	7,143	1,492	2015	2016	7010 Highway 6
Mobile, AL	—	2,759	25,180	1,185	2,759	26,365	5,962	2018	2003	6144 Airport Boulevard
Monroeville, PA	—	1,544	10,012	1,907	1,544	11,919	3,229	2020	1979	2550 Mosside Boulevard
Moorestown, NJ	—	6	50,896	5,115	362	55,655	23,550	2011	2012	401 Young Avenue
Mount Juliet, TN	—	1,566	11,697	2,921	1,601	14,583	8,035	2007	2005	5002 Crossings Circle
Mount Kisco, NY	—	12,632	46,294	5,917	12,632	52,211	9,520	2019	1996	90 - 110 S Bedford Road
Mount Vernon, IL	—	—	24,892	1,442	—	26,334	11,862	2011	2012	2 Good Samaritan Way
Muncie, IN	—	1,435	8,836	1,293	1,435	10,129	1,458	2023	2006	3631 N Morrison Road
Munster, IN	—	201	4,157	588	201	4,745	634	2023	1990	7847 Calumet Avenue
Munster, IN	—	2,790	10,170	1,872	2,790	12,042	2,232	2023	1961	7905 Calumet Avenue
Murrieta, CA	—	—	47,190	1,687	—	48,877	27,319	2010	2011	28078 Baxter Road
Murrieta, CA	—	3,800	—	—	3,800	—	—	2014	1900	28078 Baxter Road
Myrtle Beach, SC	—	1,357	3,131	1,057	1,357	4,188	1,590	2019	1996	8170 Rourk Street
Nampa, ID	—	3,439	18,648	2,933	3,439	21,581	4,173	2019	2017	1510 12th Avenue
Naperville, IL	—	1,067	3,421	810	1,067	4,231	595	2023	1999	1012 W 95th Street
Naperville, IL	—	1,576	9,288	1,554	1,576	10,842	1,392	2023	1989	1020 E Ogden Avenue
New Milford, CT	—	1,006	3,541	38	1,019	3,566	686	2021	1995	131 Kent Road
New Milford, CT	—	2,033	6,819	151	2,060	6,943	1,330	2021	1995	131 Kent Road
Newburgh, NY	—	9,213	28,300	4,079	9,213	32,379	5,213	2019	2015	1200 NY-300
Newburyport, MA	—	3,104	18,492	1,816	3,104	20,308	4,658	2019	2008	One Wallace Bashaw Jr. Way
Newtown, CT	—	2,176	9,140	878	2,205	9,989	1,750	2021	2015	164 Mount Pleasant Road
Newtown, CT	—	3,039	9,364	127	3,079	9,451	1,962	2021	2016	170 Mount Pleasant Road
Niagara Falls, NY	—	1,433	10,891	953	1,721	11,556	7,899	2007	1995	6932 - 6934 Williams Road
Niagara Falls, NY	—	454	8,362	426	454	6,708	4,899	2007	2004	6930 Williams Road
Norfolk, VA	—	1,138	23,416	5,871	1,182	29,243	7,209	2019	2014	155 Kingsley Lane
North Canton, OH	—	2,518	21,523	2,946	2,518	24,469	4,356	2019	2014	7442 Frank Avenue
North Easton, MA	—	2,336	17,936	2,537	2,336	20,473	4,670	2019	2007	15 Roche Brothers Way
North Easton, MA	—	2,882	14,463	1,891	2,882	16,354	3,829	2019	2008	31 Roche Brothers Way
Norwood, OH	—	1,017	5,642	1,025	1,017	6,667	2,061	2019	2006	4685 Forest Avenue
Novi, MI	—	895	34,573	4,264	896	38,836	8,580	2019	2008	26750 Providence Parkway
Oklahoma City, OK	—	216	19,135	373	216	19,508	8,075	2013	2008	535 NW 9th Street
Oxford, NC	—	478	4,724	380	478	5,104	1,197	2019	2011	107 E McClanahan Street
Pasadena, TX	—	1,700	8,009	5,653	1,700	13,662	2,823	2012	2013	5001 E Sam Houston Parkway S
Pearland, TX	—	1,500	11,253	12,130	1,500	23,383	3,623	2012	2013	2515 Business Center Drive
Pearland, TX	—	9,594	32,753	191	9,807	32,731	12,422	2014	2013	11511 Shadow Creek Parkway
Phoenix, AZ	—	1,149	48,018	16,179	1,149	64,197	37,847	2006	1998	2222 E Highland Avenue
Phoenix, AZ	—	199	3,967	1,677	199	5,644	1,305	2019	1980	9225 N 3rd Street
Phoenix, AZ	—	109	2,134	1,244	109	3,378	598	2019	1986	9327 N 3rd Street
Phoenix, AZ	—	229	5,442	1,353	229	6,795	1,688	2019	1994	9100 N 2nd Street
Pinckney, MI	—	1,708	3,816	79	1,708	3,895	1,066	2021	2020	10200 Dexter-Pinckney Road
Plano, TX	—	793	83,209	9,991	793	93,200	38,936	2012	2005	6020 W Parker Road
Plantation, FL	—	8,563	10,666	7,353	8,575	18,007	11,854	2006	1997	851-865 SW 78th Avenue
Pleasanton, CA	—	6,748	25,065	4,992	6,748	30,057	5,035	2022	2001	5860 Owens Drive
Plymouth Meeting, PA	—	4,047	9,442	1,570	4,047	11,012	1,271	2022	2002	4060 Butler Pike
Port Orchard, WA	—	2,810	22,716	1,468	2,810	24,184	5,711	2018	1995	450 S Kitsap Boulevard
Porter, TX	—	3,746	15,119	—	3,746	15,119	1,860	2018	2019	25553 US Highway 59
Poughkeepsie, NY	—	2,144	32,820	4,327	2,144	37,147	5,908	2019	2008	2507 South Road
Poughkeepsie, NY	—	4,035	26,001	4,479	4,035	30,480	4,368	2019	2010	30 Columbia Street
Poughkeepsie, NY	—	6,513	23,787	4,111	6,513	27,898	4,516	2019	2006	600 Westage Drive
Poughkeepsie, NY	—	5,128	18,080	2,704	5,128	20,784	3,438	2019	2012	1910 South Road
Prince Frederick, MD	—	229	25,905	2,101	229	28,006	5,682	2019	2009	130 Hospital Road
Prince Frederick, MD	—	179	12,243	1,715	179	13,958	3,488	2019	1991	110 Hospital Road
Raleigh, NC	—	8,255	25,589	5,256	8,255	30,845	4,394	2022	2005	8300 Health Park
Rancho Mirage, CA	—	7,292	13,214	2,428	7,292	15,642	4,123	2019	2005	72780 Country Club Drive
Redmond, WA	—	5,015	26,697	1,163	5,017	27,858	15,188	2010	2011	18100 NE Union Hill Road
Richmond, VA	—	2,969	26,697	4,908	3,090	31,484	14,719	2012	2008	7001 Forest Avenue
Richmond, TX	—	2,000	9,118	9,782	2,000	18,900	2,180	2015	2016	22121 FM 1093 Road
Richmond, TX	—	—	—	29,765	2,868	26,897	56	2023	1900	23337 Southwest Freeway
Roanoke, TX	—	—	—	6,514	1,582	4,932	31	2024	1900	740 S Highway 377
Rockwall, TX	—	132	17,197	1,102	132	18,299	7,474	2012	2008	3142 Horizon Road
Rolla, MO	—	1,931	47,639	1,347	1,931	48,986	23,169	2011	2009	1605 Martin Spring Drive
Rome, GA	—	99	29,846	2,265	99	32,111	6,883	2019	2005	330 Turner McCall Boulevard
Roseville, MN	—	2,963	18,785	4,400	2,963	23,185	5,266	2019	1994	1835 W County Road C
Roxboro, NC	—	368	2,327	209	368	2,536	604	2019	2000	799 Doctors Court
Ruston, LA	—	1,214	19,717	1,788	1,214	21,505	2,216	2023	1984	1200 S Farmerville Street
Sacramento, CA	—	—	—	45,885	10,160	35,725	1,007	2024	1990	1201 Alhambra Boulevard
Saint Louis, MO	—	336	17,247	3,612	336	20,859	11,337	2007	2001	2325 Dougherty Ferry Road
Saint Louis, MO	2,547	1,085	3,624	289	1,085	3,913	494	2023	1971	5000 Manchester Avenue
Saint Louis, MO	3,845	1,460	4,826	1,401	1,460	6,227	1,293	2023	1980	8888 Ladue Road
Saint Louis, MO	10,611	2,180	14,613	2,847	2,180	17,460	2,845	2023	1980	555 N New Ballas Road
Saint Paul, MN	—	2,706	39,507	2,620	2,701	42,132	19,818	2011	2007	435 Phalen Boulevard
Saint Paul, MN	—	49	37,695	1,008	49	38,703	12,739	2014	2006	225 Smith Avenue N
San Antonio, TX	—	3,050	12,073	405	3,050	12,478	3,418	2016	2017	5206 Research Drive
San Antonio, TX	—	2,915	11,473	3,576	2,915	15,049	3,502	2019	2006	150 E Sonterra Boulevard
Santa Clarita, CA	—	—	2,338	21,324	5,364	18,298	6,874	2014	1976	23861 McBean Parkway
Santa Clarita, CA	—	—	28,384	4,937	5,295	28,026	9,705	2014	1998	23929 McBean Parkway
Santa Clarita, CA	—	278	185	11,594	11,872	185	325	2014	1996	23871 McBean Parkway
Santa Clarita, CA	—	295	39,284	297	295	39,581	12,443	2014	2013	23803 McBean Parkway
Santa Clarita, CA	—	—	20,618	2,905	4,457	19,066	6,467	2014	1989	24355 Lyons Avenue
Santa Fe, NM	—	—	—	56,104	8,452	47,652	496	2023	1900	4200 Beckner Road
Seattle, WA	—	4,410	38,428	1,103	4,410	39,531	22,733	2010	2010	5350 Tallman Avenue
Sewell, NJ	—	1,242	11,616	131	1,242	11,747	3,573	2018	2007	556 Egg Harbor Road
Shakopee, MN	—	508	11,412	1,204	509	12,615	6,632	2010	1996	1515 Saint Francis Avenue
Shakopee, MN	—	707	18,089	559	773	18,582	8,159	2010	2007	1601 Saint Francis Avenue
Shenandoah, TX	—	—	21,135	62	4,574	16,623	4,190	2013	2014	106 Vision Park Boulevard
Sherman Oaks, CA	—	—	32,186	5,576	3,121	34,641	12,840	2014	1969	4955 Van Nuys Boulevard
Silverdale, WA	—	3,451	21,176	12	3,451	21,188	5,547	2018	2004	2200 NW Myhre Road
Southborough, MA	—	4,911	30,473	7,183	4,911	37,656	2,238	2023	1987	24 - 32 Newton Street
Southlake, TX	—	3,000	—	—	3,000	—	—	2014	1900	Central Avenue
Southlake, TX	—	592	18,243	889	592	19,132	9,060	2012	2004	1545 E Southlake Boulevard
Southlake, TX	—	698	30,549	684	698	31,233	13,990	2012	2004	1545 E Southlake Boulevard
Southlake, TX	—	2,875	14,126	1,864	2,875	15,990	4,766	2019	2017	925 E Southlake Boulevard
Spokane, WA	—	1,276	22,357	5,494	1,276	27,851	3,782	2023	2004	601 W 5th Avenue
Spring, TX	—	4,425	93,784	1	4,425	93,785	2,807	2023	2023	22407 Holzwarth Road
Springfield, MA	—	2,721	5,698	1,011	2,721	6,709	2,157	2019	2012	305 Bicentennial Highway
Stafford, TX	—	3,389	14,292	—	3,389	14,292	744	2021	2022	11211 Nexus Avenue
Stockton, CA	—	4,966	14,412	2,445	4,966	16,857	4,001	2019	2009	2388 - 2488 N California Street
Strongsville, OH	—	15,997	—	67	16,064	—	—	2022	1900	16761 Southpark Center
Suffern, NY	—	653	37,255	2,322	696	39,534	19,024	2011	2007	257 Lafayette Avenue
Suffolk, VA	—	1,566	11,511	759	1,620	12,216	6,564	2010	2007	5838 Harbour View Boulevard
Sugar Land, TX	—	3,543	15,532	1	3,543	15,533	8,289	2012	2005	11555 University Boulevard
Sugar Land, TX	—	—	—	96,720	—	96,720	2,289	2024	2024	11555 University Boulevard
Sycamore, IL	—	1,113	12,910	2,473	1,113	15,383	2,878	2020	2002	1630 Gateway Drive
Tacoma, WA	—	—	64,307	—	—	64,307	31,997	2011	2013	1608 S J Street
Tampa, FL	—	4,319	12,234	—	4,319	12,234	4,826	2011	2003	14547 Bruce B Downs Boulevard
Tarzana, CA	—	6,115	15,510	4,561	6,115	20,071	4,285	2020	1986	5620 Wilbur Avenue
Timonium, MD	—	8,829	12,568	389	8,949	12,837	4,113	2015	2017	2118 Greenspring Drive
Towson, MD	—	2,654	10,627	3,939	2,654	14,566	1,821	2022	1992	8322 Bellona Avenue
Tustin, CA	—	3,345	541	577	3,345	1,118	683	2015	1976	14591 Newport Avenue
Tustin, CA	—	3,361	12,039	5,568	3,361	17,607	6,688	2015	1985	14642 Newport Avenue
Tyler, TX	—	2,903	104,300	10,625	2,903	114,925	19,019	2019	2013	1814 Roseland Boulevard
Tyler, TX	—	330	35,534	370	330	35,904	2,016	2021	2022	501 S Saunders Avenue
Van Nuys, CA	—	—	36,187	—	—	36,187	16,417	2009	1991	6815 Noble Avenue
Vicksburg, MS	—	853	12,584	1,291	853	13,875	2,198	2023	2015	2200 Highway 61 N
Voorhees, NJ	—	6,404	24,251	2,243	6,617	26,281	14,307	2006	1997	900 Centennial Boulevard
Voorhees, NJ	—	6	96,075	3,648	99	99,630	44,269	2010	2012	200 Bowman Drive
Waco, TX	—	160	2,594	2,770	628	4,896	1,774	2018	2000	6600 Fish Pond Road
Waco, TX	—	—	164	—	—	15	15	2018	1962	6612 Fish Pond Road
Waco, TX	—	—	113	—	—	10	10	2018	1961	6620 Fish Pond Road
Waco, TX	—	2,250	28,632	823	2,250	29,455	7,345	2018	1981	601 Highway 6 W
Washington, PA	—	3,981	31,706	621	3,981	32,327	8,372	2018	2010	100 Trich Drive
Washington, DC	—	21,898	47,415	16,678	21,898	64,093	10,044	2023	1972	2021 K Street NW
Wausau, WI	—	2,050	12,175	—	2,050	12,175	3,353	2015	2017	1901 Westwood Center Boulevard
Waxahachie, TX	—	—	18,784	89	303	18,570	6,619	2016	2014	2460 N I-35 E
Webster, TX	—	—	—	29,430	2,421	27,009	56	2023	1900	18833 Gulf Freeway
Webster, TX	—	1,961	63,358	9,876	2,620	72,575	1,927	2023	1900	18833 Eastfield Drive
Wellington, FL	—	—	—	19,909	326	19,583	10,842	2006	2000	10115 Forest Hill Boulevard
Wellington, FL	—	580	11,047	45	580	11,092	6,830	2007	2003	1395 State Road 7
Westlake Village, CA	6,360	2,487	9,776	955	2,487	10,731	2,761	2018	1989	1220 La Venta Drive
Westlake Village, CA	7,998	580	11,047	8,051	2,548	17,130	4,762	2018	1975	1250 La Venta Drive
Wharton, TX	—	64	1,433	171	64	1,604	268	2023	2000	2112 Regional Medical Drive
Wharton, TX	—	67	1,628	250	67	1,878	359	2023	2000	2112 Regional Medical Drive
Winston-salem, NC	—	2,006	6,542	2,632	2,006	9,174	2,714	2019	1998	2025 Frontis Plaza
Woodbridge, VA	—	346	16,534	83	346	16,617	3,727	2018	2012	12825 Minnieville Road
Wyandotte, MI	—	581	8,023	773	581	8,796	1,680	2020	2002	1700 Biddle Avenue
Ypsilanti, MI	—	3,615	12,696	413	3,615	13,109	2,147	2021	1989	4918, 4936, 4940, 4972, and 4990 W Clark Road
Yuma, AZ	—	1,592	9,589	1,289	1,592	10,878	2,999	2019	2004	2270 S Ridgeview Drive
Zephyrhills, FL	—	3,875	27,270	—	3,875	27,270	12,032	2011	1974	38135 Market Square Drive
Outpatient Medical Total	$89,089	$947,691	$6,131,616	$1,523,148	$1,087,188	$7,512,662	$2,099,813

Welltower Inc.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)
		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
Description	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation	Year Acquired	Year Built	Address
Assets Held For Sale:
Agawam, MA	$—	$880	$16,112	$—	$—	$3,025	$—	2002	1993	1200 Suffield Street
Bellevue, WA	—	—	—	26,160	—	26,160	—	2021	1900	919 109th Avenue NE
Farmington Hills, MI	—	—	—	2,122	—	2,122	—	2022	1900	27815 Middlebelt Road
Highland Park, IL	—	2,820	15,832	—	—	4,900	—	2011	2012	1651 Richfield Avenue
Houston, TX	—	960	16,151	—	—	1,666	—	2011	1995	10225 Cypresswood Drive
Odessa, TX	—	346	3,506	—	—	245	—	2021	1954	311 W 4th Street
Scottsdale, AZ	—	2,500	3,890	—	—	5,880	—	2008	1998	9410 E Thunderbird Road
Shrewsbury, UK	—	—	—	982	—	982	—	2024	2023	Oteley Road
West Drayton, UK	—	—	—	6,886	—	6,886	—	2024	2000	Mill Road
Assets Held For Sale Total	$—	$7,506	$55,491	$36,150	$—	$51,866	$—

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land & Land Improvements	Buildings & Improvements	Cost Capitalized Subsequent to Acquisition	Land & Land Improvements	Buildings & Improvements	Accumulated Depreciation (1)
Summary:
Seniors Housing Operating	$2,042,580	$2,691,130	$23,420,021	$6,501,381	$3,197,957	$29,362,814	$6,807,019
Triple-net	335,554	902,057	6,873,404	1,127,313	986,273	7,881,025	1,719,431
Outpatient Medical	89,089	947,691	6,131,616	1,523,148	1,087,188	7,512,662	2,099,813
Construction in progress		—	1,219,720	—		1,219,720

Total continuing operating properties	2,467,223	4,540,878	37,644,761	9,151,842	5,271,418	45,976,221	10,626,263

Assets held for sale	—	7,506	55,491	36,150	—	51,866	—

Total investments in real property owned	$2,467,223	$4,548,384	$37,700,252	$9,187,992	$5,271,418	$46,028,087	$10,626,263
(1) Please see Note 2 to our consolidated financial statements for information regarding lives used for depreciation and amortization.

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Investment in real estate:
Beginning balance	$46,338,171	$41,000,766	$37,605,747
Acquisitions and development	5,695,978	5,296,051	3,599,107
Improvements	857,546	517,682	476,017
Impairment of assets	(92,793)	(36,097)	(17,502)
Dispositions(1)	(1,170,195)	(688,370)	(97,102)
Foreign currency translation	(329,202)	248,139	(565,501)
Ending balance(2)	$51,299,505	$46,338,171	$41,000,766

Accumulated depreciation:
Beginning balance	$9,274,814	$8,075,733	$6,910,114
Depreciation and amortization expenses	1,632,093	1,401,101	1,310,368
Amortization of above market leases	4,922	5,658	3,991
Dispositions and other (1)	(316,685)	(237,280)	(38,327)
Foreign currency translation	31,119	29,602	(110,413)
Ending balance	$10,626,263	$9,274,814	$8,075,733

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
(2) The unaudited aggregate cost for tax purposes for real property equals $40,275,473,464 at December 31, 2024.

Welltower Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2024
			(in thousands)
Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages related to multiple properties located in:
United States - AZ, CA, SC	10.00%	2027	Interest until maturity; Interest paid-in-kind until maturity	$—	$468,095	$459,211	$—
United Kingdom	12.40%	2028	Interest until maturity; Interest paid-in-kind until maturity	—	767,848	745,978	—
United States - MT, NV, OR, SD, WA, WY	8.00%	2026	Interest only until maturity	—	40,000	39,277	—
United States - MT, NV, OR, SD, WA, WY	13.65%	2026	Interest only until maturity	—	170,000	166,929	—
First mortgages less than three percent of total:
United States - AZ, GA, KS, NV, NY, OH, SC, TX, UT, WA, Canada - ON	6% - 17.16%	2025 - 2034	N/A	N/A	N/A	109,108	—
Totals				$—	$1,445,943	$1,520,503	$—

	Year Ended December 31,
	2024	2023	2022
Reconciliation of mortgage loans:	(in thousands)
Balance at beginning of year	$1,043,252	$697,906	$877,102
Additions:
Advances on loans	513,380	313,877	33,555
Other additions (1)	84,886	39,768	49,932
Total additions	598,266	353,645	83,487

Deductions:
Collection of principal	(84,824)	(42,415)	(181,040)
Other deductions (2)	(15,608)	—	—
Change in allowance for credit losses and charge-offs	(5,858)	(4,706)	2,894
Total deductions	(106,290)	(47,121)	(178,146)
Change in balance due to foreign currency translation	(14,725)	38,822	(84,537)
Balance at end of year	$1,520,503	$1,043,252	$697,906
(1) Includes interest added to principal. The year ended December 31, 2024 also includes existing loans for which a first mortgage interest was obtained.
(2) Includes loans satisfied by a conversion to real property owned.